Form 10-Q
period 1996-03-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 1996-05-20
CIK 891532

=================================================================
                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the period ended:  March 31, 1996
                            ______________

                                    or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

                        Commission File No. 1-11596
                                        _______

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.
           _____________________________________________________
          (Exact Name of Registrant as Specified in its Charter)


         Delaware                            58-1954497
_____________________________          __________________________
(State or other jurisdiction          (IRS Employer Identification
of incorporation or organization)       Number)

1940 N.W. 67th Place
Gainesville, FL                                        32653
________________________                            ________
(Address of Principal                              (Zip Code)
Executive Offices)


                               (352)373-4200
                      ______________________________
                      (Registrant's telephone number)

                                    N/A
            ___________________________________________________
           (Former name, former address and former fiscal year,
                       if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES   X     NO
                       ____   _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

                                          Outstanding
               Class                     at May 6, 1996
   _____________________________         _______________

   Common Stock, $.001 Par Value            8,352,762
   _____________________________         ________________


=================================================================

                   PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                                   INDEX

                                                           Page No.
                                                           ________
PART I    FINANCIAL INFORMATION

  Item 1.  Financial Statements
             Consolidated Balance Sheets - March 31, 1996
               and December 31, 1995 . . . . . . . . . .       4

             Consolidated Statements of Operations -
               Three Months Ended March 31, 1996
               and 1995. . . . . . . . . . . . . . . . .       5

             Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 1996
               and 1995 . . . . . . . . . . . . . . . . .      7

             Notes to Consolidated Financial Statements .      8

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . .     13


PART II   OTHER INFORMATION

  Item 1.  Legal Proceedings. . . . . . . . . . . . . . .     19

  Item 3.  Defaults Upon Senior Securities. . . . . . . .     19

  Item 6.  Exhibits . . . . . . . . . . . . . . . . . . .     20

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                     CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)

                              PART I, ITEM 1



     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

     It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1996.


PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                          March 31,
(Amounts in Thousands,                      1996       December 31,
Except for Share Amounts)                (Unaudited)       1995
___________________________________________________________________
ASSETS
Current assets:
   Cash and cash equivalents              $      87     $    201
   Restricted cash                              403          380
   Accounts receivable, net of
    allowance for doubtful accounts
    of $401 and $392, respectively            5,146        5,031
   Inventories                                  114          183
   Prepaid expense                            1,102          414
   Other receivables                            139          134
                                          _________     ________
       Total current assets                   6,991        6,343

Property and equipment:
   Building and land                          5,037        6,055
   Equipment                                  5,711        5,874
   Vehicles                                   1,377        1,589
   Leasehold improvements                       143          143
   Office furniture and equipment             1,214        1,252
   Construction in progress                   1,985        1,435
                                          _________     ________
                                             15,467       16,348
   Less accumulated depreciation             (3,479)      (3,378)
                                          _________     ________
        Net property and equipment           11,988       12,970

Other assets:
   Permits, net of accumulated amorti-
     zation of $425 and $366,
     respectively                             4,010        4,036
   Goodwill, net of accumulated amorti-
     zation of $326 and $289, respectively    4,955        4,992
   Covenant not to compete, net of accum-
     ulated amortization of $324 and $304,
     respectively                                67           87
     Other assets                               432          445
                                           ________     ________
       Total assets                        $ 28,443     $ 28,873
                                           ========     ========


              The accompanying notes are an integral part of
                 these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

                                          March 31,
(Amounts in Thousands,                      1996       December 31,
Except for Share Amounts)                (Unaudited)       1995
___________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                        $   5,112    $  5,402
   Accrued expenses                            3,692       2,951
   Revolving loan and term note facility       4,382       5,259
   Equipment financing agreement               1,695       1,778
   Current portion of long-term debt             293         325
                                           _________     _______
      Total current liabilities               15,174      15,715

Long-term debt                                   495       1,116
Environmental accruals                         3,058       3,063
Accrued closure costs                          1,054       1,041
                                           _________     _______
      Total long-term liabilities              4,607       5,220

Commitments and contingencies (Note 3)             -           -

Stockholders' equity:
   Preferred stock, $.001 par value;
     2,000,000 shares authorized,
     1,430 and 0 shares issued and
     outstanding, respectively                     -           -
   Common stock, $.001 par value;
     20,000,000 shares authorized,
     7,872,384 shares issued and
     outstanding                                   8           8
   Redeemable warrants                           269         269
   Additional paid-in capital                 22,862      21,546
   Accumulated deficit                       (14,477)    (13,885)
                                            ________     _______

       Total stockholders' equity              8,662       7,938
                                            ________     _______

       Total liabilities and
         stockholders' equity               $ 28,443     $ 28,873
                                            ========     ========


              The accompanying notes are an integral part of
                 these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                             Three Months Ended
                                                  March 31
(Amounts in Thousands,                   __________________________
Except for Share Amounts)                     1996         1995
___________________________________________________________________
Net revenues                               $  7,572     $  8,623

Cost of goods sold                            5,764        6,638
                                           ________     ________

        Gross profit                          1,808        1,985

Selling, general and administrative           1,742        1,699

Depreciation and amortization                   619          556
                                           ________     ________
        Loss from operations                   (553)        (270)

Other income (expense):
   Interest income                               20           10
   Interest expense                            (262)        (198)
   Other income                                 203           81
                                           ________     ________
        Net loss                           $   (592)    $   (377)
                                           ========     ========

Net loss per share                         $   (.08)    $   (.05)
                                           ========     ========

Weighted average number of common and
  common equivalent shares outstanding        7,872        7,872
                                           ========     ========






              The accompanying notes are an integral part of
                 these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                             Three Months Ended
                                                  March 31
(Amounts in Thousands,                   __________________________
Except for Share Amounts)                     1996         1995
___________________________________________________________________
Cash flows from operating activities:
    Net loss                               $   (592)    $   (377)
    Adjustments to reconcile net loss
     to cash used in operations:
    Depreciation and amortization               619          556
    Provision for bad debt and other
      reserves                                   12            -
    (Gain) Loss on sale of plant,
      property and equipment                   (126)          10
    Changes in assets and liabilities:
    Accounts receivable                        (127)        (135)
    Prepaid expenses, inventories and
      other receivables                        (638)        (815)
    Accounts payable and accrued expenses       468          (55)
                                           ________     ________
       Net cash used in operations             (384)        (816)

Cash flows from investing activities:
    Purchases of property and equipment,
      net                                      (593)        (951)
    Proceeds from disposition of property
      and equipment                           1,196            -
    Other investing                             (27)        (289)
                                           ________     _________
       Net cash provided by (used in)
         investing activities                   576       (1,240)

Cash flows from financing activities:
    Borrowings (repayments) from revolving
      loan and term note                       (877)       2,060
    Borrowings on long-term debt                 57          102
    Principal repayments on long-term debt     (793)        (262)
    Proceeds from issuance of preferred
      stock                                   1,307            -
                                           ________     ________
       Net cash provided by (used for)
         financing activities                  (306)       1,900

Decrease in cash and cash equivalents          (114)        (156)
Cash and cash equivalents at beginning
  of period                                     201          490
                                           ________     ________
Cash and cash equivalents at end
  of period                                $     87     $    334
                                           ========     ========
________________________________________________________________
Supplemental disclosure:
   Interest paid                           $    263     $    183
                                           ========     ========
   Income taxes paid                       $      -     $      -
                                           ========     ========


              The accompanying notes are an integral part of
                 these consolidated financial statements.

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1996
                                (Unaudited)


     Reference is made herein to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

1.   Summary of Significant Accounting Policies
     The Company's accounting policies are as set forth in the notes to consolidated financial statements referred to above.

     Certain amounts in prior years' consolidated financial statements have been reclassified to conform to current period financial statement presentations.

     As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, net loss per share has been presented using the weighted average number of common and common equivalent shares outstanding. Net loss per share has been restated, in accordance with Accounting Principles Board Opinion No. 15, for the period ended March 31, 1995, to reflect the issuance of contingent shares to Quadrex in November of 1995.

2.   Long-Term Debt

     Long-term debt consists of the following at March 31, 1996 and December 31, 1995 (in thousands):

                                             March 31, December 31,
                                                1996       1995
                                             _________   _________
     Revolving loan and term note facility
      (classified as current)                $   4,382   $   5,259
                                             =========   =========
     Equipment financing agreement
      (classified as current)                $   1,695   $   1,778
                                             =========   =========
     Various mortgage, promissory and
       notes payable                         $     788   $   1,441
       Less current portion                        293         325
                                             _________   _________
     Long-term debt                          $     495   $   1,116
                                             =========   =========

     On January 27, 1995, the Company, as parent and guarantor, and all direct and indirect subsidiaries of the Company, as co-borrowers and cross-guarantors, entered into a Loan and Security Agreement ("Agreement") with Heller Financial, Inc. ("Heller").
The Agreement provides for a term loan in the amount of $2,500,000, which requires principal repayments based on a five-year level principal amortization over a term of 36 months, with monthly principal payments of $42,000. Payments commenced on February 28, 1995, with a final balloon payment in the amount of $1,042,000 due on January 31, 1998. The Agreement also provides for a revolving loan facility in the amount of $7,000,000. At any point in time the aggregate available borrowings under the facility are reduced by any amounts outstanding under the term loan and are also subject to the maximum credit availability as determined through a monthly borrowing base calculation, equal to 80% of eligible accounts receivable accounts of the Company as defined in the Agreement.
The termination date on the revolving loan facility is also the third anniversary of the closing date.

     The term loan bears interest at a floating rate equal to either the base rate (prime) plus 1 3/4% per annum or LIBOR rate plus 4% per annum, which is at the election of the Company, no more frequently than monthly. LIBOR borrowings must be made in the minimum amount of at least $1,000,000, in whole increments of $100,000. The revolving loan bears interest at a floating rate equal to the base rate (prime) plus 1 1/4% per annum. The loans also contain certain closing, management and unused line fees payable throughout the term. Effective August 21, 1995, the Heller obligations bear interest at the above noted effective rate plus 2.0%, which reflects a default rate pursuant to the current financial covenant default as discussed below. Both the revolving loan and term loan were prime based loans at March 31, 1996, bearing interest at a rate of 11.50% and 12.00%, respectively.

     During the second quarter of 1995, the Company became, and continues to be as of the date of this report, in violation of substantially all of the restrictive financial ratio covenants (including, but not limited to, tangible net worth, minimum EBITDA, ratio of (a) the total indebtedness of the Company and its subsidiaries to (b) tangible net worth, fixed charge coverage and the percentage of accounts payable greater than ninety (90) days past their respective invoice date) and is currently negotiating waivers and amendments to the Agreement. Heller has advised the Company in writing that Heller agrees to forebear from exercising any rights and remedies under the Agreement as a result of these defaults until May 31, 1996, subject to the Company paying interest at the default rate (as defined in the Agreement and discussed above) until the loans are paid in full or such defaults are cured (or waived) and the Company is in compliance with all of the covenants and other obligations set forth in the Agreement, other than the above-described defaults in such financial covenants. The lender is continuing to make normal advances under the revolving loan facility. However, under the terms of the Agreement, the lender has the ability to accelerate the maturities of the long-term debt in the event that the Company is not in compliance with the provisions of the Agreement. Although the Company currently has a forbearance through May 31, 1996 and no acceleration has been demanded by the lender, the Company, in compliance with Generally Accepted Accounting Principles, has reclassified as a current liability $3,882,000 outstanding under the Agreement that would otherwise be classified as long-term debt. The Company is currently negotiating appropriate financial covenant waivers or amendments from its lender, although no assurance can be given that such waivers or amendments will be obtained.

     As security for the payment and performance of the Agreement, the Company granted a first security interest in all accounts receivable, inventory, general intangibles, equipment and other assets of the Company and subsidiaries. The Agreement contains certain restrictive financial covenants including, but not limited to, tangible net worth, minimum EBITDA (as defined in the Agreement and summarized as net income before interest, taxes, depreciation and amortization), ratio of indebtedness to tangible net worth, fixed charge coverage, as well as capital expenditure limits.

     As of March 31, 1996, the borrowings under the revolving loan facility total $2,620,000, a reduction of $556,000 from the December 31, 1995 balance of $3,176,000, with borrowing availability of $364,000. The balance on the term loan totalled
$1,762,000, as compared to $2,083,000 at December 31, 1995.  Both the revolving loan and term note, as discussed above, are classified in current liabilities, for the total balance of $4,382,000.

     During October 1994, the Company entered into a $1,000,000 equipment financing agreement with Ally Capital Corporation ("Ally"), which provides lease commitments for the financing of certain equipment through June 1995. During 1995, the Company negotiated an increase in the total lease commitment to $1,600,000. The agreement provides for an initial term of 42 months, which may be extended to 48, at a fixed interest rate of 11.3%. As of December 31, 1995, the Company had utilized $1,496,000 of this credit facility to purchase capital equipment and subsequently drew down an additional $57,000 in January 1996, bring the total financing under this agreement to $1,553,000. In conjunction with a 1994 acquisition, the Company also assumed $679,000 of debt obligations with Ally Capital Corporation, which had terms expiring from September 1997 through August 1998, at a rate ranging from 10.2% to 13.05%. At March 31, 1996, the Company was not in compliance with the minimum tangible net worth covenant of this agreement and a waiver was obtained from Ally covering the periods ending through September 30, 1996. In addition, Ally has advised the Company that Ally agrees to forebear from exercising any rights and remedies under this agreement as a result of this covenant default. However, under the terms of the agreement, the lender has the ability, upon expiration of the waiver or in the event of any other default, to accelerate the maturities of the long-term debt in the event that the Company is not in compliance with the provisions of the agreement. The outstanding balance on these equipment financing agreements at March 31, 1996 is $1,695,000, as compared to $1,778,000 at December 31, 1995. Although Ally has waived compliance with the minimum tangible net worth covenant through September 30, 1996, and no acceleration has been demanded by the lender, the Company, in compliance with generally accepted accounting principles, has reclassified as a current liability $1,103,000 outstanding under the agreement, which would otherwise be classified as long-term debt. The Company is currently negotiating amendments to the agreement, although no assurance can be given that such amendments will be obtained.

3.   Commitments and Contingencies

Hazardous Waste
     In connection with the Company's waste management services, the Company handles both hazardous and non-hazardous waste which it transports to its own or other facilities for destruction or disposal. As a result of disposing of hazardous substances, in the event any cleanup is required, the Company could be a potentially responsible party for the costs of the cleanup notwithstanding any absence of fault on the part of the Company.

Legal
     During 1995, certain subsidiaries of the Company were sued by Chief Supply Corporation ("Chief Supply") in three (3) causes of action pending in the United States District Court, Northern District of Oklahoma, in cases styled Chief Supply Corporation v. Perma-Fix of Dayton, Inc.; Chief Supply Corporation v. Perma-Fix of Florida, Inc.; and Chief Supply Corporation v. Perma-Fix of Memphis, Inc. Chief Supply is alleging that the subsidiaries owe to Chief Supply an aggregate of approximately $292,000 (the "Oklahoma Litigation"). Perma-Fix of Memphis, Inc. has asserted a counterclaim for receivables due from Chief Supply for services rendered by two subsidiaries of the Company of approximately $134,000. In addition, these subsidiaries have asserted certain defenses regarding the performance of services by Chief Supply. Reservoir Capital Corporation ("Reservoir") has alleged that substantially the same receivables for which Chief Supply has sued the subsidiaries of the Company were factored and assigned by Chief Supply to Reservoir, and in March 1996, Reservoir brought suit against the same subsidiaries of the Company sued by Chief Supply for collection of substantially the same receivables Chief Supply sued the subsidiaries of the Company, plus exemplary damages. The suit brought by Reservoir is styled Reservoir Capital Corporation
v. Perma-Fix of Dayton, Inc., et al., pending in the United States District Court, Southern District of Ohio (the "Ohio Litigation"). During the first quarter of 1996, the parties tentatively agreed to settle the Oklahoma Litigation and the Ohio Litigation, and, in connection therewith, the subsidiaries of the Company have agreed to pay Chief in the Oklahoma Litigation $200,000 over an extended period of time and Reservoir has agreed to dismiss the Ohio Litigation. This tentative settlement is subject to execution of a definitive agreement, and there are no assurances that the settlement will be consummated.

     One of Perma-Fix of Dayton, Inc.'s ("PFD"), a subsidiary of the Company, principal businesses is the collection of certain hazardous waste solvents which it blends and markets as a hazardous waste fuel to cement kilns. In connection therewith, PFD stores the hazardous waste solvents at its Dayton, Ohio facility under a final RCRA Part B permit issued by the Ohio EPA. Any company operating a solid or hazardous waste facility in Ohio must comply with the Ohio Environmental Protection Agency's and Ohio Attorney General's background investigation and disclosure statement requirements before there is a change in control. Quadrex Corporation ("Quadrex"), the former owner of PFD, did not adequately file the forms required under this law and, consequently, Quadrex and PFD were fined $35,000, of which $25,000 is to be paid in cash and $10,000 in the form of community service projects. During 1995, Perma-Fix, on behalf of PFD and Quadrex, agreed to pay this fine and has, as of March 31, 1996, paid $11,000, with the remainder to be paid over a subsequent 18 month period. Under the agreements with Quadrex, the Company reduced during 1995 the number of shares it was required to issue to Quadrex under the agreements with Quadrex, relating to the purchase by the Company of PFD, Perma-Fix of Florida, Inc. and Perma-Fix of Ft. Lauderdale, Inc. to offset this expense.

     In addition to the above matters and in the normal course of conducting its business, the Company is involved in various other litigation. The Company is not a party to any litigation or governmental proceeding which its management believes could result in any judgments or fines against it that would have a material adverse affect on the Company's financial position, liquidity or results of operations.

Permits
     The Company is subject to various regulatory requirements, including the procurement of requisite licenses and permits at certain of its treatment, storage and/or disposal facilities.
These licenses and permits are subject to periodic renewal without which the Company's operations would be adversely affected. The Company anticipates that, once a license or permit is issued with respect to a facility, the license or permit will be renewed at the end of its term if the facility's operations are in compliance with the applicable regulatory requirements.

Accrued Closure Costs and Environmental Liabilities
     The Company maintains closure cost funds to insure the proper decommissioning of its RCRA facilities upon cessation of operations. Additionally, in the course of owning and operating on-site treatment, storage and disposal facilities, the Company is subject to corrective action proceedings to restore soil and/or groundwater to its original state. These activities are governed by federal, state and local regulations and the Company maintains the appropriate accruals for restoration. The Company has recorded accrued liabilities for estimated closure costs and identified environmental remediation costs.

Insurance
     The business of the Company exposes it to various risks, including claims for causing damage to property or injuries to persons or claims alleging negligence or professional errors or omissions in the performance of its services, which claims could be substantial. The Company carries general liability insurance which provides coverage in the aggregate amount of $2 million and an additional $6 million excess umbrella policy and carries $1 million per occurrence and $2 million annual aggregate of errors and omissions/professional liability insurance coverage, which includes tank removal and pollution control coverage.

     The Company also carries specific pollution legal liability insurance for operations involved in the waste management services segment for property damages or bodily injuries occurring off-site of the Company's facilities due to release of contaminates from the Company's facilities, with such insurance providing coverages ranging from a $2 million annual aggregate to $8 million annual aggregate, for certain facilities.

4.   Stock Issuance
     During February of 1996, the Company issued 1,100 shares of newly created Series 1 Class A Preferred Stock at a price of $1,000 per share, for an aggregate sales price of $1,100,000, and paid a placement fee of $176,000. The Company also issued 330 shares of newly created Series 2 Class B Preferred Stock at a price of $1,000 per share, for an aggregate sales price of $330,000, and paid a placement fee of $33,000. The preferred stock was sold to an accredited offshore investor and accrues dividends at a rate per share of five percent (5%) per annum, payable quarterly. The dividends are payable at the option of the Company in cash or by the issuance of shares of common stock, and such dividends shall be cumulative. Payment of cash dividends is subject to the provisions of the Company's lending agreement. The Preferred Stock is convertible, at any time, commencing forty-five (45) days after issuance into shares of the Company's common stock at a conversion price equal to the aggregate value of the shares of the Preferred Stock being converted, together with all accrued but unpaid dividends thereon, divided by the "Average Stock Price" per share (the "Conversion Price"). The Average Stock Price means the lesser of (i) seventy percent (70%) of the average daily closing bid prices of the common stock for the period of five (5) consecutive trading days immediately preceding the date of subscription by the holder or (ii) seventy percent (70%) of the average daily closing bid prices of the common stock for a period of five (5) consecutive trading days immediately preceding the date of conversion of the Preferred Stock. Assuming that the conversion occurred on the date of subscription by the holder, the 1,100 shares of the Series 1 Preferred Stock would be converted into an aggregate of 1,282,798 shares of common stock and the 330 shares of the Series 2 Preferred Stock would be converted into an aggregate of 443,548 shares of common stock. The common stock issuable on the conversion of the preferred stock (if not otherwise tradeable without restriction) is subject to certain registration rights pursuant to the subscription agreement between the Company and the investor. During April 1996, 100 shares of the Series 1 Class A Preferred Stock were converted into 146,538 shares of the Company's common stock and the associated accrued interest was paid in the form of 1,507 shares of the Company's common stock. In addition to the above, the Company entered into a stock purchase agreement with Dr. Louis F. Centofanti, Chairman of the Board and Chief Executive Officer of the Company, whereby the Company agreed to sell 133,333 shares of its common stock. During February 1996, Dr. Centofanti tendered to the Company $100,000 for such 133,333 shares by delivering to the Company $86,000 and forgiving $14,000 that was owed to Dr. Centofanti by the Company for expenses incurred by Dr. Centofanti on behalf of the Company. The referenced shares were issued to Dr. Centofanti on April 30, 1996.

5.   Divestiture
     Effective March 15, 1996, the Company completed the sale of Re-Tech Systems, Inc., its plastics recycling subsidiary in Houston, Texas. The sale transaction included all real and personal property of the subsidiary, for a total consideration of $970,000. Net cash proceeds to the Company were approximately $320,000, after the repayment of a mortgage obligation of $582,000 and certain other closing and real estate costs. In conjunction with this transaction, the Company also made a prepayment of $50,000 to Heller Financial, Inc. for application to the term loan. As previously disclosed, the Company recorded during 1995, a nonrecurring charge (recorded as an asset reduction) of $450,000 for the estimated loss on the sale of this subsidiary, which, based upon closing balances, the Company recognized a small gain on this sale after the asset write-down. The Company sold total assets of approximately $1,346,000, while retaining certain assets totalling approximately $94,000 and certain liabilities totalling approximately $48,000.

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              PART I, ITEM 2

Results of Operations

     The table below should be used when reviewing management's discussion and analysis for the three months ended March 31, 1996 and 1995:

Consolidated                     1996      %       1995      %
____________                   _______   _____   _______   _____
Net Revenues                   $ 7,572   100.0   $ 8,623   100.0
Cost of Goods Sold               5,764    76.1     6,638    77.0
                                ______   _____    ______   _____
  Gross Profit                   1,808    23.9     1,985    23.0

Selling, General and
  Administrative                 1,742    23.0     1,699    19.9
Depreciation/Amortization          619     8.2       556     6.4
                                ______   _____    ______   ______
  Loss from operations          $ (553)   (7.3)   $ (270)   (3.1)
                                ======   =====    ======   ======
Interest Expense                  (262)   (3.5)     (198)   (2.3)

Summary -- Quarter Ended March 31, 1996 and 1995
  Consolidated net revenues decreased to $7,572,000 from $8,623,000 for the three month period ended March 31, 1996 as compared to 1995. This 12.2% decrease, or $1,051,000, reflects reduced revenues within both the waste management and consulting engineering segments of $644,000 and $407,000, respectively. Both segments generally reflect lower revenues during the first quarter of each year. However, as a result of industry and weather related issues, the revenues for the first quarter of 1996 were negatively impacted beyond normal seasonality. Also reflected in this reduction is the impact of the various restructuring programs initiated during 1995, which resulted in the consolidation and closure of certain offices, as the Company focuses on select markets.

  Costs of goods sold decreased to $5,764,000 from $6,638,000 for the quarter ended March 31, 1996. The $874,000 decrease is primarily attributable to the reduced revenue during the first quarter of 1996, as discussed above. As a percent of revenue, costs of goods sold decreased to 76.1% in the first quarter of 1996, compared to 77.0% in the corresponding first quarter of 1995. This consolidated decrease in cost of goods sold as a percent of revenue reflects the slight improvements in both the waste management and consulting engineering segments, resulting from the continued emphasis on cost containment.

  Selling, general and administrative expenses increased to $1,742,000 from $1,699,000 for the quarter ended March 31, 1996.
As a percent of revenue, selling, general and administrative expenses increased to 23.0% for the period ended March 31, 1996 compared to 19.9% for the same period in 1995. This increase of 2.5%, or $43,000, reflects principally increased sales and marketing costs incurred by the Company as it strengthens and expands its efforts in this area, which is reflected primarily within the waste management segment. Also, during the first quarter of 1996, the corporate overhead reflected a reduction of approximately $120,000 from the first quarter of 1995, resulting from the restructuring program initiated during the last half of 1995, which was partially offset by select increases in both segments.

  Interest expense was $262,000 for the quarter ended March 31, 1996, as compared to $198,000 for the same period of 1995. The increase in interest expense of $64,000 is principally a result of the additional equipment financing entered into with Ally Capital Corporation throughout 1995. The total Ally debt at March 31, 1996 is $1,695,000 as compared to $894,000 at March 31, 1995, resulting in an increase in interest expense of approximately $34,000 over the first quarter of 1995. Also contributing to this increase is the additional interest expense resulting from the default interest rate on the revolving loan and term note facility (see Note 2 of the Notes to Consolidated Financial Statements) and from additional equipment lease agreements entered into after the first quarter of 1995.

  Other income for the quarter ended March 31, 1996 was $203,000, as compared to $81,000 for the quarter ended March 31, 1995. This increase of $122,000 was principally a result of the gain on the sale of certain nonproductive assets within the waste management services segment.

  The table below reflects activity for the three months ended
March 31, 1996 and 1995, which should be used in conjunction with the management's discussion and analysis by segment:

                  Waste Management             Consulting
                      Services                 Engineering
               _________________________ _________________________
Net Revenues   $6,396 100.0 $7,040 100.0 $1,176 100.0 $1,583 100.0
Cost of Goods
  Sold          4,862  76.0  5,325  75.6    902  76.7  1,313  82.9
               ______ _____ ______ _____ ______ _____ ______ _____
  Gross Profit $1,534  24.0 $1,715  24.4 $  274  23.3 $  270  17.1
               ====== ===== ====== ===== ====== ===== ====== =====

Waste Management Services -- Quarter Ended March 31, 1996 and 1995
  The waste management services segment is engaged in on- and off-site treatment, storage, disposal and blending of a wide variety of by-products and industrial and hazardous wastes. This segment competes for materials and services with numerous regional and national competitors to provide comprehensive and cost-effective waste management services to a wide variety of customers in the Midwest, Southeast and Southwest regions of the country. In 1996, the Company operated and maintained facilities or businesses in the waste by-product brokerage, on-site treatment and stabilization, and off-site blending, treatment and disposal industries.

  During 1995, the Company initiated a re-engineering of the waste management services segment, which included the detail review of all operations and modification of its approach to soliciting new customers while maintaining its existing customer base and, at the same time, expanding its marketing efforts. In re-engineering the waste management services segment, the Company made two key decisions during 1995. The first was the elimination of a majority of its service center locations. In June of 1995, the Company closed six of eight service centers, leaving its Albuquerque office operating due to its continued profitability and the future prospects thereof, and to operate its Tulsa, Oklahoma service center as part of other waste management operations of the Company. The second decision was to exit the toll grinding of post-consumer and industrial plastics and resins, performed through its wholly-owned subsidiary, Re-Tech Systems, Inc. in Houston, Texas. The decision to sell this business entity was a continued effort to focus the Company on consulting engineering and off-site environmental services, both of which demonstrate higher gross margins than toll grinding.

  Effective March 15, 1996, the Company completed the sale of Re-Tech Systems, Inc. The sale transaction included all real and personal property of the subsidiary, for a total consideration of $970,000. Net cash proceeds to the Company were approximately $320,000, after the repayment of a mortgage obligation of $582,000 and certain other closing and real estate costs. In conjunction with this transaction, the Company also made a prepayment of $50,000 to Heller Financial, Inc. for application to the term loan. As previously disclosed, the Company recorded during 1995, a nonrecurring charge of $450,000 for the estimated loss on the sale of this subsidiary, which was recorded as an asset reduction. However, the Company recognized, during the first quarter of 1996, a small gain on this sale after the asset write-down. The Company sold total assets of approximately $1,346,000, while retaining certain assets totalling approximately $94,000 and certain liabilities totalling approximately $48,000.

  Waste management services' revenue was $6,396,000 for the quarter ended March 31, 1996. During the same period in 1995, waste management services' revenue was $7,040,000. This decrease of $644,000, or 9.1%, is principally a result of the above discussed re-engineering program, in conjunction with the closing of the service center locations, weather related issues, and sale of Re-Tech. The closed service center locations reflected approximately $802,000 of this decrease, which was partially offset by additional revenue through the expansion of existing service centers and the receipt of new contracts, such as the waste treatment project at the U.S. Department of Energy's Fernald, Ohio facility. This contract generated approximately $648,000 of additional revenue during the first quarter of 1996. The sale of Re-Tech resulted in a reduction of approximately $51,000 during the quarter. Also, during the first quarter of 1996, the waste management segment continued to experience downward pressure on prices due to the market imbalance of excess supply over industry demand, principally within the off-site blending, treatment and disposal facilities. These market conditions contributed to the reduced revenue as the Company focuses its marketing efforts at higher margin services for these facilities. Traditionally, the first quarter is also the slowest for the waste management segment and the Company's competitors.

  Cost of goods sold decreased to $4,862,000 from $5,325,000 for the quarter ended March 31, 1996 and 1995, respectively. This decrease of $463,000, or 8.7%, in cost of goods sold reflects the corresponding direct and indirect costs related to the above discussed revenue reduction. The Company continued during the quarter to closely monitor and reduce all possible operating costs. These reductions, however, were partially offset by the temporary increase in operating costs incurred at its Ft. Lauderdale, Florida facility, as the Company finalizes a major capital expansion. As a percent of revenue, the cost of goods sold for waste management services increased from 75.6% of revenue for March 31, 1995 to 76.0% of revenue for the period ended March 31, 1996.

Consulting Engineering Services -- Quarter Ended March 31, 1996 and
1995
  The Company's consulting engineering segment of the pollution control industry provides a wide variety of environmental related consulting and engineering services to industry and government. Through the Company's wholly-owned subsidiaries in Tulsa, Oklahoma and St. Louis, Missouri, this segment provides oversight management of environmental restoration projects, air and soil sampling and compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities. This segment, like many other engineering firms within the pollution control industry, is maturing rapidly, experiencing downward pricing pressure and competitive conditions.

  Net revenues for the consulting engineering segment decreased to $1,176,000 for the quarter ended March 31, 1996 as compared to $1,583,000 for the quarter ended March 31, 1995. This decrease of $407,000, or 25.7%, reflects, among other changes, the above discussed competitive nature of the industry, weather related issues that delayed the start-up of certain contracts, and the corresponding loss of certain other contracts. Also, during 1995, the Company closed its Canton, Ohio office of Schreiber, Grana and Yonley, Inc., which contributed approximately $87,000 of this revenue reduction. The Company has also, however, partially offset this reduction by the receipt of several new contracts/ relationships and the expansion of its product base into new services to be provided to current and prospective customers. The Company continues to focus the consulting engineering segment on those services for which it can provide the best value to its customers and greatest margin to the Company.

  Cost of goods sold decreased $411,000 to $902,000 from $1,313,000 for the quarter ended March 31, 1996 and 1995, respectively. In conjunction with the sales decrease from the first quarter of 1995, as compared to the first quarter of 1996, a corresponding reduction in cost of goods sold occurred. However, with improved utilization and an aggressive cost containment program, the consulting engineering segment's cost of goods sold decreased from 82.9% of net revenues to 76.7% of net revenues for the period ended
March 31, 1995 and 1996, respectively.

Liquidity and Capital Resources of the Company
     At March 31, 1996, the Company had cash and cash equivalents of $87,000. This cash and cash equivalents total reflects a decrease of $114,000 from December 31, 1995, as a result of net cash used in operations of $384,000, cash provided by investing activities of $576,000 and cash used for financing activities of $306,000. Accounts receivable, net of allowances, totalled $5,146,000, an increase of $115,000 over the December 31, 1995 balance of $5,031,000, which reflects the increased revenue levels as the Company emerges from its traditionally slowest quarter.

  As of March 31, 1996, the borrowings under the Company's revolving loan facility totalled $2,620,000, a reduction of $556,000 from the December 31, 1995 balance of $3,176,000, with a related borrowing availability of $364,000. See Note 2 of the Notes to Consolidated Financial Statements in Item 1. As previously disclosed, during the second quarter of 1995 the Company became, and continues to be as of the date of this report, in violation of certain of the restrictive financial covenants contained in the Agreement with Heller and is currently negotiating waivers and amendments to the Agreement. The Company is, however, in compliance with all non-financial covenants of the Agreement. Heller has advised the Company in writing that Heller agrees to forebear from exercising any rights and remedies under the Agreement as a result of these defaults until May 31, 1996, subject to the Company paying interest at the default rate. The default rate is defined in the Agreement as the effective rate (prime plus 1 1/4% on the revolving loan and prime plus 1 3/4% on the term loan) plus 2.0%. This default rate remains in effect until the loans are paid in full or such defaults are cured (or waived) and the Company is in compliance with all of the covenants and other obligations set forth in the Agreement, other than the defaults in such financial covenants as discussed in Note 2 of the Notes to Consolidated Financial Statements. As of March 31, 1996, the default rate of interest on the revolving loan facility was 11.5% and on the term loan was 12.0%. The lender is continuing to make normal advances under the revolving loan facility. The Company believes that it will be able to negotiate appropriate waivers and amendments to the Agreement. This is a forward looking statement, and any waivers or amendments to the Agreement is subject to the discretion and requirements of Heller, which involves certain risks and uncertainties. However, for financial statement purposes, the Company has classified the borrowings under the revolving loan facility and the term loan as current liabilities, while negotiating the formal waiver. As of March 31, 1996, the borrowings under the revolving loan facility total $2,620,000, reflecting repayments of $556,000. The balance on the term loan totalled $1,762,000, as compared to $2,083,000 at December 31, 1995, also reflecting a reduction of $321,000. As discussed above, both the revolving loan and term note, having a total balance of $4,382,000, were classified as current liabilities, which includes $3,882,000 outstanding under the agreement that would otherwise be classified as long-term debt.

  During the period of the above-described financial covenant violations, Heller may, at its option subject to the above discussed forbearance letter, declare the entire unpaid balance of the term and revolving loans immediately due and payable or cease to allow the Company to borrow any additional amounts under its revolving loan facility, or both, either of which would have a material adverse effect on the Company. If Heller would declare the loans in default and accelerates the maturity of the loans and/or refuses to allow the Company to continue to borrow under its revolving credit facility, the Company will be required to replace the loan arrangements with Heller with another lender. Since Heller has orally advised the Company that it does not intend to take any of the above-described actions at this time and the Company believes that Heller will agree to amend the loan agreement waiving the violations, the Company has not, at this time, considered any alternative financing to replace the loans and lines of credit provided by Heller. If the Company were required to obtain alternative financing to replace the loans and lines of credit provided by Heller, there are no assurances that the Company could obtain such new financing, and, if not able to obtain such new financing, be able to meet its liquidity requirements.

  Also, as previously disclosed, during 1995, the Company became in violation of the tangible net worth covenant under the equipment financing agreement with Ally Capital Corporation ("Ally"). Ally has advised the Company that Ally agrees to forebear from exercising any rights and remedies under this agreement as a result of this covenant default, and has provided the Company a written waiver covering the periods ending through September 30, 1996. The Company believes that it will be able to negotiate an amendment to the equipment finance agreement. This is a forward looking statement, and any waivers or amendments to the Agreement with Ally is subject to the discretion and requirements of Ally, which involves certain risks and uncertainties. However, for financial statement purposes, the Company has classified the outstanding balance under this agreement as current liabilities, while negotiating the formal amendment, which includes $1,103,000 outstanding under the agreement that would otherwise be classified as long-term debt. The outstanding balance of the equipment finance agreement at March 31, 1996 is $1,695,000 as compared to $1,778,000 at December 31, 1995. Reflected in this total are new borrowings in 1996 of approximately $57,000 and scheduled repayments of $140,000.

  The working capital deficit position, after the reclassification to current liabilities of the above discussed debt obligations, reflects the reduction or improvement of $1,189,000 at March 31, 1996. The deficit position was $8,183,000 as compared to $9,372,000 at December 31, 1995. Prior to this reclassification, the working capital deficit at March 31, 1996 was $3,198,000, which reflects a decrease in the deficit of $201,000 from the December 31, 1995 deficit of $3,399,000.

  The Company's accounts payable continue to age beyond normal terms. As of March 31, 1996, total consolidated accounts payable for the Company was $5,112,000, a reduction of $290,000 from the December 31, 1995 balance of $5,402,000. However, as of March 31, 1996, the Company's payables in excess of ninety (90) days were approximately $2,780,000, as compared to approximately $2,481,000 at December 31, 1995. The Company anticipates that its payables in excess of ninety (90) days will continue at this level or decrease slightly during the summer months, until the Company is able to raise additional capital or arrange additional financing for the Company. The amount of payables in excess of ninety (90) days has had a negative impact on the Company's ability to operate its business and its resulting profitability, and will continue to have a negative impact until the Company can reduce its payables that are in excess of ninety (90) days old. In addition to the placement of the Series A and B Convertible Preferred Stock discussed below, the Company is currently reviewing alternatives to raise additional capital to improve this liquidity position. If the Company is able to obtain such additional capital or financing, these funds would be utilized for working capital purposes and to fund a portion of the capital expenditures discussed below. There are, however, no assurances that the Company will be able to arrange for the additional capital or financing. If the Company is unable to arrange for the additional capital or financing, the Company will be required to discontinue certain capital expenditures necessary for the Company's growth and profitability, and to reduce certain current operations.

  For 1996, the Company has budgeted capital expenditures of $1,250,000 for improving operations and maintaining Resource Conservation Recovery Act ("RCRA") permit compliance. All of these expenditures are materially necessary to maintain compliance with federal, state or local permit standards. As of March 31, 1996, the Company's net purchases of new capital equipment totalled approximately $593,000, which was principally funded by the proceeds from the issuance of Preferred Stock, as discussed below, with the exception of $57,000, which was financed through the equipment financing agreement with Ally, as discussed above. At this time, the Company anticipates financing the remainder of these expenditures by a combination of select subsidiary divestitures and/or equity transactions. This is a forward looking statement and it is unknown whether the Company will be successful in arranging the divestiture or the selling of additional equity. If the Company cannot raise sufficient funds to finance the capital expenditures, it may be required to modify its operations at specific locations and/or to minimize capital improvements, subject to appropriate federal or state laws or regulations regulating the industry. These modifications may impact maintaining existing customers or impair acquiring new clients.

  At March 31, 1996, the Company had $6,865,000 in aggregate principal amounts of outstanding debt, as compared to $8,478,000 at December 31, 1995. This decrease in outstanding debt of $1,613,000 during the first quarter of 1996 reflects the net repayment of the revolving loan and term note facility of $877,000, the scheduled principal repayments on long-term debt of $211,000, including the equipment finance agreement payments to Ally, and the repayment of $582,000 on the mortgage obligation in conjunction with the Re-Tech sale discussed below.

  During February of 1996, the Company issued 1,100 shares of newly created Series 1 Class A Preferred Stock at a price of $1,000 per share, for an aggregate sales price of $1,100,000, and paid a placement fee of $176,000. The Company also issued 330 shares of newly created Series 2 Class B Preferred Stock at a price of $1,000 per share, for an aggregate sales price of $330,000, and paid a placement fee of $33,000. The preferred stock was sold to an accredited offshore investor and accrues dividends at a rate per share of five percent (5%) per annum, payable quarterly. The dividends are payable at the option of the Company in cash or by the issuance of shares of common stock, and such dividends shall be cumulative. Payment of cash dividends is subject to the provisions of the Company's lending agreement. The Preferred Stock is convertible, at any time, commencing forty-five (45) days after issuance into shares of the Company's common stock at a conversion price equal to the aggregate value of the shares of the Preferred Stock being converted, together with all accrued but unpaid dividends thereon, divided by the "Average Stock Price" per share (the "Conversion Price"). The Average Stock Price means the lesser of (i) seventy percent (70%) of the average daily closing bid prices of the common stock for the period of five (5) consecutive trading days immediately preceding the date of subscription by the holder or (ii) seventy percent (70%) of the average daily closing bid prices of the common stock for a period of five (5) consecutive trading days immediately preceding the date of conversion of the Preferred Stock. Assuming that the conversion occurred on the date of subscription by the holder, the 1,100 shares of the Series 1 Preferred Stock would be converted into an aggregate of 1,282,798 shares of common stock and the 330 shares of the Series 2 Preferred Stock would be converted into an aggregate of 443,548 shares of common stock. The common stock issuable on the conversion of the preferred stock (if not otherwise tradeable without restriction) is subject to certain registration rights pursuant to the subscription agreement between the Company and the investor. During April 1996, 100 shares of the Series 1 Class A Preferred Stock was converted into 146,538 shares of the Company's common stock and the associated accrued interest was paid in the form of 1,507 shares of the Company's common stock. In addition to the above, the Company entered into a stock purchase agreement with Dr. Louis F.
Centofanti, Chairman of the Board and Chief Executive Officer of the Company, whereby the Company agreed to sell 133,333 shares of its common stock. During February 1996, Dr. Centofanti tendered to the Company $100,000 for such 133,333 shares by delivering to the Company $86,000 and forgiving $14,000 that was owed to Dr. Centofanti by the Company for expenses incurred by Dr. Centofanti on behalf of the Company. The referenced shares were issued to Dr. Centofanti on April 30, 1996.

  Effective March 15, 1996, the Company completed the sale of Re-Tech Systems, Inc., its plastics recycling subsidiary in Houston, Texas. The sale transaction included all real and personal property of the subsidiary, for a total consideration of $970,000. Net cash proceeds to the Company were approximately $320,000, after the repayment of a mortgage obligation of $582,000 and certain other closing and real estate costs. In conjunction with this transaction, the Company also made a prepayment of $50,000 to Heller Financial, Inc. for application to the term loan. As previously disclosed, the Company recorded during 1995, a nonrecurring charge (recorded as an asset reduction) of $450,000 for the estimated loss on the sale of this subsidiary, which, based upon closing balances, the Company recognized a small gain on this sale after the asset write-down. The Company sold total assets of approximately $1,346,000, while retaining certain assets totalling approximately $94,000 and certain liabilities totalling approximately $48,000. In addition to the above asset sale, the Company also sold certain non-productive assets during the quarter, principally at closed service center locations and at the Perma-Fix of Dayton, Inc. facility. Proceeds from these asset sales total approximately $320,000.

  In summary, while the Company is taking a number of steps to improve its operations and liquidity position, it expects that liquidity will continue to be tight in the foreseeable future until such time as additional capital can be raised or significant improvements in profitability are achieved. If the Company is unable to achieve profitability in operations or generate additional capital in the foreseeable future, lack of liquidity will have a material adverse effect on the Company.

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                        PART II - Other Information


Item 1.           Legal Proceedings
     During 1995, certain subsidiaries of the Company were sued by Chief Supply Corporation ("Chief Supply") in three (3) causes of action pending in the United States District Court, Northern District of Oklahoma, in cases styled Chief Supply Corporation v. Perma-Fix of Dayton, Inc.; Chief Supply Corporation v. Perma-Fix of Florida, Inc.; and Chief Supply Corporation v. Perma-Fix of Memphis, Inc. Chief Supply is alleging that the subsidiaries owe to Chief Supply an aggregate of approximately $292,000. Perma-Fix of Memphis, Inc. has asserted a counterclaim for receivables due from Chief Supply for services rendered by two subsidiaries of the Company of approximately $134,000. In addition, these subsidiaries have asserted certain defenses regarding the performance of services by Chief Supply. Reservoir Capital Corporation ("Reservoir") has alleged that substantially the same receivables for which Chief Supply has sued the subsidiaries of the Company were factored and assigned by Chief Supply to Reservoir, and in March 1996, Reservoir brought suit against the same subsidiaries of the Company sued by Chief Supply for collection of substantially the same receivables Chief Supply sued the subsidiaries of the Company, plus exemplary damages. The suit brought by Reservoir is styled Reservoir Capital Corporation v. Perma-Fix of Dayton, Inc., et al., pending in the United States District Court, Southern District of Ohio (the "Ohio Litigation"). During the first quarter of 1996, the parties tentatively agreed to settle the Oklahoma Litigation and the Ohio Litigation, and, in connection therewith, the subsidiaries of the Company have agreed to pay Chief in the Oklahoma Litigation $200,000 over an extended period of time and Reservoir has agreed to dismiss the Ohio Litigation. This tentative settlement is subject to execution of a definitive agreement, and there are no assurances that the settlement will be consummated.

Item 3.           Defaults Upon Senior Securities
     During the second quarter of 1995, and as disclosed in the Company's Form 10-K for the year ended December 31, 1995, the Company became in violation under the following financial covenants contained in its Loan and Security Agreement ("Agreement") with Heller Financial, Inc. ("Heller"): tangible net worth, EBITDA, ratio of (a) the total indebtedness of the Company and its subsidiaries to (b) tangible net worth, fixed charge coverage and the percentage of accounts payable greater than ninety (90) days past their respective invoice date.

     The Agreement provides for a term loan in the amount of $2.5 million and a revolving credit facility of up to $7 million, with the outstanding amount of the revolver to be based on a certain percentage of eligible accounts of the Company as reduced by any amounts outstanding under the term loan. As of March 31, 1996, the Company's borrowings under the Agreement totaled approximately $4,382,000, with approximately $1,763,000 under the term loan and approximately $2,619,000 under the revolver. See Note 2 of the Notes to Consolidated Financial Statements and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources of the Company" of this report for further discussion of the Agreement and the default thereunder.

     Heller had initially advised the Company in writing that it agreed to forebear from exercising any rights and remedies under the Agreement as a result of these defaults until May 31, 1996, subject to the Company paying interest at the default rate (as defined in the Agreement) until the loans are paid in full or such defaults are cured (or waived) and the Company is in compliance with all of the covenants and other obligations set forth in the Agreement, other than the above-described defaults in such financial covenants.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

          Exhibit 4.1    Second Amendment to Loan and Security
                         Agreement with Heller Financial, Inc.

          Exhibit 4.2    Forbearance letter dated May 10, 1996
                         from Heller Financial, Inc.

          Exhibit 27     Financial Data Schedule

     (b)  Reports on Form 8-K

          A current report on Form 8-K (Item 5 - Other Event) was filed on February 28, 1996 reporting that on February 9, 1996, the Company issued 1,100 shares of its newly created Series 1 Class A Preferred Stock at a price of $1,000 per share, for an aggregate sales price of $1,100,000.

          A current report on Form 8-K (Item 5 - Other Events) was filed on March 11, 1996 reporting that on February 22, 1996, the Company issued 330 shares of its newly created Series 2 Class B Preferred Stock at a price of $1,000 per share, for an aggregate sales price of $330,000.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                PERMA-FIX ENVIRONMENTAL
                                    SERVICES, INC.


Date:  May 15, 1996             By: /s/ Dr. Louis F. Centofanti
                                   ____________________________
                                     Dr. Louis F. Centofanti
                                     Chairman of the Board
                                     Chief Executive Officer


                                By: /s/ Richard T. Kelecy
                                   ____________________________
                                     Richard T. Kelecy
                                     Chief Financial Officer

                               EXHIBIT INDEX



                                                           Page No.
                                                           ________


Exhibit 4.1  Second Amendment to Loan and Security
              Agreement with Heller Financial, Inc. . . .    23

Exhibit 4.2  Forbearance Letter dated May 10, 1996
               from Heller Financial, Inc. . . . . . . . .    31

Exhibit 27   Financial Data Schedule . . . . . . . . . . .    32