Form 10-Q
period 1996-06-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 1996-08-19
CIK 891532

================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                          ______________________

                                 Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended     June 30, 1996
                                    _______________________
                                    or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to _________

                       Commission File No.  1-11596
                                      ______________

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.
          (Exact name of registrant as specified in its charter)

          Delaware                            58-1954497
(State or other jurisdiction              (IRS Employer
of incorporation or organization           Identification Number)

1940 N.W. 67th Place, Gainesville, FL           32653
(Address of principal executive offices)       (Zip Code)
                      (Registrant's telephone number)

                              (352) 373-4200
                      (Registrant's telephone number)

                                    N/A
     (Former name, former address and former fiscal year,
                       if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X     No
                          ______     ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

           Class                     Outstanding at August 13, 1996
           _____                      _____________________________
Common Stock, $.001 Par Value              9,289,845 (excluding
_____________________________              920,000 shares held
                                           as treasury stock)
                                           ___________________
=================================================================

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                                   INDEX


                                                           Page No.
PART I  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                     Consolidated Balance Sheets -
                       June 30, 1996 and December 31,
                       and December 31, 1995 . . . . . . .      4

                     Consolidated Statements of
                       Operations - Three Months and
                       Six Months Ended June 30, 1996
                       and 1995. . . . . . . . . . . . . .      6

                     Consolidated Statements of Cash
                       Flows - Six Months Ended June 30,
                       1996 and 1995 . . . . . . . . . . .      7

                     Notes to Consolidated Financial
                       Statements. . . . . . . . . . . . .      8

         Item 2.  Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations . . . . . . . . . . . .     13

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings. . . . . . . . . . . .     20
         Item 5.  Other Events . . . . . . . . . . . . . .     20
         Item 6.  Exhibits . . . . . . . . . . . . . . . .     21

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

     The results of operations for the six months ended June 30, 1996 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1996.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                          June 30,
(Amounts in Thousands,                      1996       December 31,
Except for Share Amounts)                (Unaudited)       1995
___________________________________________________________________
ASSETS
Current assets:
   Cash and cash equivalents              $     172     $    201
   Restricted cash                              406          380
   Accounts receivable, net of
    allowance for doubtful accounts
    of $392                                   5,489        5,031
   Inventories                                  106          183
   Prepaid expense                              818          414
   Other receivables                            141          134
                                          _________     ________
       Total current assets                   7,132        6,343

Property and equipment:
   Building and land                          5,037        6,055
   Equipment                                  5,813        5,874
   Vehicles                                   1,372        1,589
   Leasehold improvements                       143          143
   Office furniture and equipment             1,217        1,252
   Construction in progress                   2,297        1,435
                                          _________     ________
                                             15,879       16,348
   Less accumulated depreciation             (3,909)      (3,378)
                                          _________     ________
        Net property and equipment           11,970       12,970

Other assets:
   Permits, net of accumulated amorti-
     zation of $483 and $366,
     respectively                             3,993        4,036
   Goodwill, net of accumulated amorti-
     zation of $362 and $289, respectively    4,919        4,992
   Covenant not to compete, net of accum-
     ulated amortization of $343 and $304,
     respectively                                48           87
     Other assets                               417          445
                                           ________     ________
       Total assets                        $ 28,479     $ 28,873
                                           ========     ========


              The accompanying notes are an integral part of
                 these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

                                          June 30,
(Amounts in Thousands,                      1996       December 31,
Except for Share Amounts)                (Unaudited)       1995
___________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                        $   4,433    $  5,402
   Accrued expenses                            3,352       2,951
   Revolving loan and term note facility         500       5,259
   Equipment financing agreement                 608       1,778
   Current portion of long-term debt             279         325
                                           _________     _______
      Total current liabilities                9,172      15,715

Long-term debt                                 5,746       1,116
Environmental accruals                         3,327       3,063
Accrued closure costs                          1,068       1,041
                                           _________     _______
      Total long-term liabilities             10,141       5,220

Commitments and contingencies (Note 3)             -           -

Stockholders' equity:
   Preferred stock, $.001 par value;
     2,000,000 shares authorized,
     708 and 0 shares issued and
     outstanding, respectively                     -           -
   Common stock, $.001 par value;
     20,000,000 shares authorized,
     9,289,845 and 7,872,384 shares
     issued and outstanding, respec-
     tively                                        9           8
   Redeemable warrants                           269         269
   Additional paid-in capital                 23,183      21,546
   Accumulated deficit                       (14,295)    (13,885)
                                            ________     _______

       Total stockholders' equity              9,166       7,938
                                            ________     _______

       Total liabilities and
         stockholders' equity               $ 28,479     $ 28,873
                                            ========     ========

              The accompanying notes are an integral part of
                 these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                             Three Months Ended
                                                  June 30,
(Amounts in Thousands,                   __________________________
Except for Share Amounts)                     1996         1995
___________________________________________________________________
Net revenues                               $  8,178     $  9,381

Cost of goods sold                            5,634        7,123
                                           ________     ________

        Gross profit                          2,544        2,258

Selling, general and administrative           1,682        2,400

Depreciation and amortization                   558          587

Nonrecurring charges                              -          705
                                           ________     ________
        Income (loss) from operations           304       (1,434)

Other income (expense):
   Interest income                               20           14
   Interest expense                            (227)        (241)
   Other                                         85          (36)
                                           ________     ________
        Net income (loss)                  $    182    $  (1,697)
                                           ========     ========

Net income (loss) per share                $    .02    $    (.25)
                                           ========     ========

Weighted average number of common
  and common equivalent shares
  outstanding                                 8,470        6,825
                                           ========     ========





              The accompanying notes are an integral part of
                 these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                             Six Months Ended
                                                  June 30,
(Amounts in Thousands,                   __________________________
Except for Share Amounts)                     1996         1995
___________________________________________________________________
Net revenues                               $ 15,750     $ 18,004

Cost of goods sold                           11,398       13,761
                                           ________     ________

        Gross profit                          4,352        4,243

Selling, general and administrative           3,424        4,099

Depreciation and amortization                 1,177        1,143

Nonrecurring charges                              -          705
                                           ________     ________
        Income (loss) from operations          (249)      (1,704)

Other income (expense):
   Interest income                               40           24
   Interest expense                            (489)        (439)
   Other                                        288           45
                                           ________     ________
        Net income (loss)                  $   (410)    $ (2,074)
                                           ========     ========

Net income (loss) per share                $   (.05)    $   (.30)
                                           ========     ========

Weighted average number of common
  common equivalent shares out-
  standing                                    8,171        6,811
                                           ========     ========






              The accompanying notes are an integral part of
                 these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                             Three Months Ended
                                                  June 30,
(Amounts in Thousands,                   __________________________
Except for Share Amounts)                     1996         1995
___________________________________________________________________
Cash flows from operating activities:
    Net loss                               $   (592)    $ (2,074)
    Adjustments to reconcile net loss
     to cash used in operations:
    Depreciation and amortization               619        1,143
    Divestiture reserve                           -          450
    Provision for bad debt and other
      reserves                                   12            -
    Gain on sale of plant, property
      and equipment                            (126)          10
    Changes in assets and liabilities:
    Accounts receivable                        (127)        (135)
    Prepaid expenses, inventories and
      other receivables                        (638)        (815)
    Accounts payable and accrued expenses       468          (55)
                                           ________     ________
       Net cash used in operations             (384)        (816)

Cash flows from investing activities:
    Purchases of property and equipment,
      net                                      (593)        (951)
    Proceeds from sale of property and
      equipment                               1,196            -
    Change in restricted cash, net              (33)        (299)
    Other investing                             (27)        (289)
                                           ________     _________
       Net cash provided by (used in)
         investing activities                   576       (1,240)

Cash flows from financing activities:
    Borrowings (repayments) from revolving
      loan and term note                       (877)       2,060
    Borrowings on long-term debt                 57          102
    Principal repayments on long-term debt     (793)        (262)
    Proceeds from issuance of stock           1,307            -
                                           ________     ________
       Net cash provided by financing
         activities                            (306)       1,900

Decrease in cash and cash equivalents          (114)        (156)
Cash and cash equivalents at beginning
  of period                                    (793)        (262)
                                           ________     ________
Cash and cash equivalents at end
  of period                                $     87     $    334
                                           ========     ========
________________________________________________________________
Supplemental disclosure:
   Interest paid                           $    263     $    183
                                           ========     ========
   Income taxes paid                       $      -     $      -
                                           ========     ========

              The accompanying notes are an integral part of
                 these consolidated financial statements.

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1996
                                (Unaudited)

     Reference is made herein to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

1.   Summary of Significant Accounting Policies
     __________________________________________
     The Company's accounting policies are as set forth in the notes to consolidated financial statements referred to above.

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

     Fully diluted net income per share has not been presented as it is not materially different from the primary net income per share or has been determined to be anti-dilutive for certain other periods.

2.   Long-Term Debt
     ______________
     Long-term debt consists of the following at June 30, 1996 and
December 31, 1995 (in thousands):

                                             June 30,  December 31,
                                               1996        1995
                                             _________   _________
     Long-term debt and notes payable:
        Revolving loan and term note
          facility                           $   4,864   $   5,259
        Equipment financing agreement            1,553       1,778
        Various mortgage, promissory
          and notes payable                        716       1,441
                                             _________   _________
                                                 7,133       8,478
     Less current portion:
        Revolving loan and term note
          facility                                 500       5,259
        Equipment financing agreement              608       1,778
        Various mortgage, promissory
          and notes payable                        279         325
                                             _________   _________
                                             $   5,746   $   1,116
                                             =========   =========

     On January 27, 1995, the Company, as parent and guarantor, and all direct and indirect subsidiaries of the Company, as co-borrowers and cross-guarantors, entered into a Loan and Security Agreement ("Agreement") with Heller Financial, Inc. ("Heller").
The Agreement provides for a term loan in the amount of $2,500,000, which requires principal repayments based on a five-year level principal amortization over a term of 36 months, with monthly principal payments of $42,000. Payments commenced on February 28, 1995, with a final adjusted balloon payment in the amount of $846,000 due on January 31, 1998. The Agreement also provides for a revolving loan facility in the amount of $7,000,000. At any point in time the aggregate available borrowings under the facility are reduced by any amounts outstanding under the term loan and are also subject to the maximum credit availability as determined through a monthly borrowing base calculation, equal to 80% of eligible accounts receivable accounts of the Company as defined in the Agreement. The termination date on the revolving loan facility is also the third anniversary of the closing date.

     As previously disclosed, during the second quarter of 1995, the Company became in violation of certain of the restrictive financial ratio covenants of the Agreement. During the second quarter of 1996, the Company negotiated and subsequently entered into an amendment ("Third Amendment") to the Loan and Security Agreement, whereby, among other things, Heller waived the existing events of default, amended the financial covenants and amended certain other provisions of the Loan Agreement as set forth therein. Applicable interest rate provisions were also amended, whereby the term loan shall bear interest at a rate of interest per annum equal to the base rate plus 2 1/4%, and the revolving loan shall bear interest equal to the base rate plus 2%. The Amendment also contains a performance price adjustment which provides that upon the occurrence of an "equity infusion" (see Note 5), applicable interest rates on the loans shall be reduced, in each instance by 1/2% per annum. Also, during the second quarter of 1996, Heller extended to the Company an overformula line in an amount not to exceed $250,000, for a period ending the earliest of 90 days after the date of first advance or September 30, 1996. Pursuant to the above discussed Amendment, said overformula line terminated upon the Company's receipt of the equity infusion.

     As disclosed at December 31, 1995, Heller had agreed to forebear from exercising any rights and remedies under the Agreement as a result of these previous defaults and continued to make normal advances under the revolving loan facility. However, in compliance with generally accepted accounting principles, the Company, at December 31, 1995, reclassified as a current liability $3,882,000 outstanding under the Agreement that would otherwise have been classified as long-term debt. As a result of the above discussed Amendment, $4,364,000 has been reclassified as long-term debt at June 30, 1996.

     Pursuant to the initial agreement, the term loan bears interest at a floating rate equal to the base rate (prime) plus 1 3/4% per annum The revolving loan bears interest at a floating rate equal to the base rate (prime) plus 1 1/4% per annum. The loans also contain certain closing, management and unused line fees payable throughout the term. As discussed above, in conjunction with the loan amendment, applicable interest rates were amended. However, a default rate was applied due to the financial covenant default discussed above, effective August 21, 1995 through the date of amendment, and therefore the Heller obligations bore interest at the above noted effective rate plus 2.0%. Both the revolving loan and term loan were prime based loans at June 30, 1996, bearing interest at a rate of 11.50% and 12.00%, respectively.

     As of June 30, 1996, the borrowings under the revolving loan facility total $3,226,000, an increase of $50,000 from the December 31, 1995 balance of $3,176,000, with borrowing availability of $227,000, excluding the $250,000 overformula line as discussed above. The balance on the term loan totalled $1,638,000, as compared to $2,083,000 at December 31, 1995. Total indebtedness under the Heller Agreement as of June 30, 1996 was $4,864,000, a reduction of $395,000 from the December 31, 1995 balance of $5,259,000.

     During October 1994, the Company entered into a $1,000,000 equipment financing agreement with Ally Capital Corporation
("Ally"), which provides lease commitments for the financing of certain equipment through June 1995. During 1995, the Company negotiated an increase in the total lease commitment to $1,600,000.
The agreement provides for an initial term of 42 months, which may be extended to 48, and bears interest at a fixed interest rate of 11.3%. As of December 31, 1995, the Company had utilized
$1,496,000 of this credit facility to purchase capital equipment and subsequently drew down an additional $57,000 in January 1996, bringing the total financing under this agreement to $1,553,000.
In conjunction with a 1994 acquisition, the Company also assumed
$679,000 of debt obligations with Ally Capital Corporation, which had terms expiring from September 1997 through August 1998, at a rate ranging from 10.2% to 13.05%. As previously disclosed, at December 31, 1995, the Company was not in compliance with the minimum tangible net worth covenant of this agreement and Ally had waived compliance with this covenant and no acceleration was demanded by the lender. However, in compliance with generally accepted accounting principles, the Company, at December 31, 1995, reclassified as a current liability $1,103,000 outstanding under the agreement, which would otherwise have been classified as long-term debt. During the second quarter of 1996, the Company negotiated and subsequently entered into an amendment to the equipment financing agreement, whereby, among other things, Ally waived the existing event of default and amended the required covenants. The outstanding balance on this equipment financing agreement at June 30, 1996 is $1,553,000, as compared to $1,778,000 at December 31, 1995. As a result of the above discussed amendment, $945,000 has been classified as long-term debt at June 30, 1996.

3.   Commitments and Contingencies
     _____________________________
Hazardous Waste
     In connection with the Company's waste management services, the Company handles both hazardous and non-hazardous waste which it transports to its own or other facilities for destruction or disposal. As a result of disposing of hazardous substances, in the event any cleanup is required, the Company could be a potentially responsible party for the costs of the cleanup notwithstanding any absence of fault on the part of the Company.

Legal
     During 1995, certain subsidiaries of the Company were sued by Chief Supply Corporation ("Chief Supply") in three (3) causes of action pending in the United States District Court, Northern District of Oklahoma, in cases styled Chief Supply Corporation v. Perma-Fix of Dayton, Inc.; Chief Supply Corporation v. Perma-Fix of Florida, Inc.; and Chief Supply Corporation v. Perma-Fix of Memphis, Inc. Chief Supply was alleging that the subsidiaries owe to Chief Supply an aggregate of approximately $292,000 (the

"Oklahoma Litigation"). Perma-Fix of Memphis, Inc. asserted a counterclaim for receivables due from Chief Supply for services rendered by two subsidiaries of the Company of approximately $134,000. In addition, these subsidiaries have asserted certain defenses regarding the performance of services by Chief Supply. Reservoir Capital Corporation ("Reservoir") alleged that substantially the same receivables for which Chief Supply has sued the subsidiaries of the Company were factored and assigned by Chief Supply to Reservoir, and in March 1996, Reservoir brought suit against the same subsidiaries of the Company sued by Chief Supply for collection of substantially the same receivables Chief Supply sued the subsidiaries of the Company, plus exemplary damages. The suit brought by Reservoir is styled Reservoir Capital Corporation
v. Perma-Fix of Dayton, Inc., et al., pending in the United States District Court, Southern District of Ohio (the "Ohio Litigation"). During the second quarter of 1996, the parties settled the Oklahoma Litigation and the Ohio Litigation, and, in connection therewith, the subsidiaries of the Company have agreed to pay Chief in the Oklahoma Litigation $200,000 over an eighteen (18) month period and Reservoir has dismissed the Ohio Litigation. All or any portion of this monthly settlement payment may, at the sole discretion of the Company, take the form of credits issued to the Company by Chief as a result of waste that the Company delivers to Chief for treatment.

     In December 1995, Essex Waste Management, Inc. ("Essex") sued the Company and certain subsidiaries of the Company alleging an aggregate of approximately $358,000 was due to it by the Company and certain subsidiaries of the Company for services rendered by Essex for these subsidiaries or which were used by a subsidiary of the Company. During the second quarter of 1996, the parties agreed to a settlement in this matter in which the Company has agreed to pay to Essex $180,000 over a thirty-six (36) month period. In addition to cash payments, the Company shall provide $120,000 of credit to Essex for disposal services, subject to certain conditions and restrictions.

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

4.   Stock Issuance
     ______________
     As previously disclosed, the Company issued, during February 1996, 1,100 shares of newly created Series 1 Class A Preferred Stock ("Series 1 Preferred") at a price of $1,000 per share, for an aggregate sales price of $1,100,000, and paid a placement fee of $176,000. During February 1996, the Company also issued 330 shares of newly created Series 2 Class B Convertible Preferred Stock ("Series 2 Preferred") at a price of $1,000 per share, for an aggregate sales price of $330,000, and paid a placement fee of $33,000. The Series 1 Preferred and Series 2 Preferred accrued dividends on a cumulative basis at a rate per share of five percent (5%) per annum payable quarterly, at the option of the Company, in either cash or by the issuance of shares of common stock. All dividends on the Series 1 Preferred and Series 2 Preferred were paid in common stock. The Series 1 Preferred and Series 2 Preferred were convertible, at any time, commencing forty-five (45) days after issuance into shares of the Company's common stock at a conversion price equal to the aggregate value of the shares of the Preferred Stock being converted, together with all accrued but unpaid dividends thereon, divided by the "Average Stock Price" per share (the "Conversion Price"). The Average Stock Price means the lesser of (i) seventy percent (70%) of the average daily closing bid prices of the common stock for the period of five (5) consecutive trading days immediately preceding the date of subscription by the holder or (ii) seventy percent (70%) of the average daily closing bid prices of the common stock for a period of five (5) consecutive trading days immediately preceding the date of conversion of the Preferred Stock. During the second quarter of 1996, a total of 722 shares of the Series 1 Preferred were converted into approximately 1,035,000 shares of the Company's common stock and the associated accrued dividends were paid in the form of approximately 15,000 shares of the Company's common stock. Pursuant to a subscription and purchase agreement for the issuance of Series 3 Class C Convertible Preferred Stock, the remaining 378 shares of the Series 1 Preferred and the 330 shares of the Series
2 Preferred were converted during July 1996 into 920,000 shares of the Company's common stock. By terms of the subscription agreement, the 920,000 shares of common stock were purchased by the Company at a purchase price of $1,770,000. See Note 5 for additional information on this subscription agreement. As a result of such conversions, the Series 1 Preferred and the Series 2 Preferred are no longer outstanding.

     The Company issued, during the second quarter of 1996, 133,333 shares of common stock pursuant to a first quarter stock purchase agreement between the Company and Dr. Louis F. Centofanti, Chairman of the Board and Chief Executive Officer of the Company. The Company also entered into a second stock purchase agreement with Dr. Centofanti, whereby the Company agreed to sell 76,190 shares of its common stock for the purchase price of $100,000.

5.   Subsequent Event
     ________________
     On July 17, 1996, the Company issued 5,500 shares of newly-created Series 3 Class C Convertible Preferred Stock ("Series 3 Preferred") at a price of $1,000 per share, for an aggregate sales price of $5,500,000, and paid placement and closing fees as a result of such transaction of approximately $360,000. As part of the sale of the Series 3 Preferred, the Company also issued two (2) common stock purchase warrants entitling the Subscriber to purchase, after December 31, 1996, until July 18, 2001, an aggregate of up to 2,000,000 shares of common stock, with 1,000,000 shares exercisable at an exercise price equal to $2.00 per share and 1,000,000 shares exercisable at an exercise price equal to $3.50 per share. The Series 3 Preferred accrues dividends on a cumulative basis at a rate of six percent (6%) per annum, and is payable semi-annually when and as declared by the Board of Directors. Dividends shall be paid, at the option of the Company, in the form of cash or common stock of the Company. The holder of the Series 3 Preferred may convert into common stock of the Company up to (i) 1,833 shares on and after October 1, 1996, (ii) 1,833 shares on and after November 1, 1996, and (iii) the balance on and after December 1, 1996. The conversion price shall be the product of (i) the average closing bid quotation for the five (5) trading days immediately preceding the conversion date multiplied by (ii) seventy-five percent (75%). The conversion price shall be a minimum of $.75 per share (which minimum price may be reduced upon the occurrence of certain limited events) or a maximum of $1.50 per share. The common stock issuable on the conversion of the Series
3 Preferred is subject to certain registration rights pursuant to the subscription agreement. The subscription agreement also provides that the Company utilize $1,770,000 of the net proceeds to purchase from the Subscriber 920,000 shares of the Company's common stock owned by the Subscriber. As discussed in Note 4 above, the Subscriber had previously acquired from the Company 1,100 shares of Series 1 Class A Preferred Stock, par value $.001 per share ("Series 1 Preferred"), and 330 shares of Series 2 Class B Convertible Preferred Stock, par value $.001 per share ("Series 2 Preferred"). As of the date of the subscription agreement, the Subscriber had converted 722 shares of such Series 1 Preferred into common stock pursuant to the terms of such Series 1 Preferred and had not converted into common stock any shares of Series 2 Preferred. The Subscriber was the owner of record and beneficially owned all of the issued and outstanding shares of Series 1 Preferred and Series 2 Preferred, which totalled 378 shares of Series 1 Preferred and 330 shares of Series 2 Preferred. At the closing, the Subscriber converted all of the outstanding shares of Series 1 Preferred and Series 2 Preferred into common stock of the Company (920,000 shares) pursuant to the terms, provisions, restrictions and conditions of the Series 1 Preferred and Series 2 Preferred, which were in turn purchased by the Company.

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              PART I, ITEM 2

Results of Operations
     The table below should be used when reviewing management's discussion and analysis for the three and six months ended June 30, 1996 and 1995 (in thousands):

                                       Three Months Ended
                                            June 30,
                               _________________________________
Consolidated                     1996      %       1995      %
____________                   _______   _____   _______   _____
Net Revenues                   $ 8,178   100.0   $ 9,381   100.0
Cost of Goods Sold               5,634    68.9     7,123    75.9
                                ______   _____    ______   _____
  Gross Profit                   2,544    31.1     2,258    24.1

Selling, General and
  Administrative                 1,682    20.6     2,400    25.6
Depreciation/Amortization          558     6.8       587     6.3
Nonrecurring Charges                 -       -       705     7.5
                                ______   _____    ______   ______
  Income (loss) from
    Operations                  $  304     3.7   $(1,434)  (15.3)
                                ======   =====    ======   ======
Interest Expense                   227     2.8       241     2.6

                                       Six Months Ended
                                            June 30,
                               _________________________________

Consolidated                     1996      %       1995      %
____________                   _______   _____   _______   _____
Net Revenues                   $15,750   100.0   $18,004   100.0
Cost of Goods Sold              11,398    72.4    13,761    76.4
                                ______   _____    ______   _____
  Gross Profit                   4,352    27.6     4,243    23.6

Selling, General and
  Administrative                 3,424    21.7     4,099    22.8
Depreciation/Amortization        1,177     7.5     1,143     6.3
Nonrecurring Charges                 -       -       705     3.9
                                ______   _____     ______  ______
  Income (loss) from
    Operations                  $ (249)   (1.6)  $(1,704)   (9.5)
                                ======   ======    ======  ======
Interest Expense                   489     3.1       439     2.4

Summary -- Quarter Ended June 30, 1996 and 1995
_______________________________________________
     Consolidated net revenues decreased to $8,178,000 from $9,381,000 for the three month period ended June 30, 1996, as compared to 1995. This 12.8% decrease, or $1,203,000, reflects reduced revenues within both the waste management and consulting engineering segments of $1,166,000 and $37,000, respectively. As reflected, the most significant decrease was within the waste management segment and is a result of the impact of the various restructuring programs initiated during 1995, which resulted in the consolidation and closure of certain offices, the divestiture of a subsidiary and the disruption resulting from a major capital expansion at one facility, in conjunction with the Company's continued focus on select markets. Consolidated revenues for the six months ended June 30, 1996 and 1995 were $15,750,000 and $18,004,000, respectively, reflecting a $2,254,000 decrease. This decrease is a direct result of the above discussed restructuring program, again focused on the closure or divestiture of unprofitable operations during 1995 and early 1996. Also, as a result of industry and weather related issues during the first quarter, revenues were negatively impacted beyond normal seasonality for this typically down period.

     Costs of goods sold decreased to $5,634,000 from $7,123,000 for the quarter ended June 30, 1996. The $1,489,000 decrease is primarily attributable to the reduced revenue during the second quarter of 1996, as discussed above, and the cost benefit associated with the various restructuring programs and the closure or divestiture of non-performing entities. As a percent of revenue, costs of goods sold decreased to 68.9% in the second quarter of 1996, compared to 75.9% in the corresponding second quarter of 1995. This consolidated decrease in cost of goods sold as a percent of revenue reflects improvements in both the waste management and consulting engineering segments, resulting from the continued emphasis on cost containment across all Company segments. Consolidated cost of goods sold for the six months ended June 30, 1996 was $11,398,000, a reduction of $2,363,000 from the 1995 total of $13,761,000. Cost of goods sold as a percent of revenue also decreased for the six month period of 1996 to 72.4% from a percentage of 76.4% for 1995. The Company continued to see improvements in the consolidated gross profit as a percentage of net revenues, with the first quarter of 1996 improving by approximately one (1) percentage point to 23.9% (a typically low quarter) and the second quarter reflecting an improvement of seven
(7) percentage points, to 31.1%, which again reflects the impact of the restructuring and cost savings programs.

     Selling, general and administrative expenses decreased to $1,682,000 from $2,400,000 for the quarter ended June 30, 1996. As a percent of revenue, selling, general and administrative expenses decreased to 20.6% for the quarter ended June 30, 1996 compared to 25.6% for the same period in 1995. This decrease of $718,000 reflects (i) the direct cost or overhead reduction resulting from the closure or divestiture of certain operations, which reflects a reduction of approximately $300,000 for the second quarter, (ii) the reduced corporate overhead resulting from the restructuring program and significant downsizing of the corporate costs, finalized during the first quarter of 1996, which reflects a reduction of approximately $348,000 for the second quarter, and
(iii) the overall corporate focus on cost reductions and efficiencies at all levels. Selling, general and administrative expenses also decreased for the six months ended June 30, 1996 to $3,424,000 from $4,099,000 for the same period of 1995. This decrease of $675,000 reflects again the above discussed second quarter reductions and improvements partially offset by the first quarter increase in sales and marketing costs incurred by the Company as it strengthens and expands its efforts in this area. As a percent of sales, selling, general and administrative costs improved from 22.8% in 1995 to 21.7% in 1996, with significant improvement demonstrated during the second quarter.

     Interest expense was $227,000 for the quarter ended June 30, 1996, as compared to $241,000 for the same period of 1995. The decrease in interest expense of $14,000 for the second quarter is principally a result of the reduced interest expense associated with the revolving loan and term note facility, reflecting lower average loan balances partially offset by increased interest rates resulting from the default interest rate (see Note 2 of the Notes to Consolidated Financial Statements). This decrease was partially offset by the additional interest expense resulting from new equipment financing agreements entered into with Ally Capital Corporation throughout 1995 and early 1996. Interest expense for the six months ended June 30, 1996 totaled $489,000, as compared to $439,000 for the same period of 1995. This increase of $50,000 is principally a result of the additional equipment financing entered into with Ally Capital Corporation and other lease financing groups throughout 1995.

     During the second quarter of 1995, the Company recorded several one-time, nonrecurring charges totaling $705,000 for certain unrelated events. Of this amount, $450,000 represented a divestiture reserve as related to the sale of the Company's wholly-owned subsidiary, Re-Tech Systems, Inc., a post-consumer plastics recycling company. This sale transaction was closed effective March 15, 1996. The Company also recorded during the second quarter of 1995 one-time charges totaling $255,000 as related to various restructuring programs, which included a one-time charge of $180,000 to provide for costs, principally severance and lease termination fees, associated with the restructuring of the Perma-Fix, Inc. service center group. This program entailed primarily the consolidation of offices in conjunction with the implementation of a regional service center concept and the closure of seven (7) of nine (9) offices. A one-time charge of $75,000 was also recorded to provide for consolidation costs, principally severance, associated with the restructuring of the Southeast Region, which is comprised of Perma-Fix of Florida, Inc. and Perma-Fix of Ft. Lauderdale, Inc.

     Other income for the quarter ended June 30, 1996 was $85,000, as compared to expense of $36,000 for the quarter ended June 30, 1995. Other income for the six months ended June 30, 1996 was $288,000 as compared to $45,000 for the same period of 1995. This increase of $243,000 was principally a result of the gain on the sale of certain nonproductive assets within the waste management services segment.

     The table below reflects activity for the three and six months ended June 30, 1996 and 1995, which should be used in conjunction with the management's discussion and analysis by segment (in thousands):

                           Waste Management                    Consulting
                               Services                        Engineering
Three Months Ended    ___________________________   ____________________________
    June 30,          1996     %     1995     %      1996     %     1995     %
__________________   ______  _____  ______  _____   ______  _____  ______  _____
Net Revenues         $6,675  100.0  $7,841  100.0   $1,503  100.0  $1,540  100.0
Cost of Goods Sold    4,555   68.2   5,960   76.0    1,079   71.8   1,163   75.5
                     ______  _____  ______  _____   ______  _____  ______  _____
  Gross Profit       $2,120   31.8  $1,881   24.0   $  424   28.2  $  377   24.5
                     ======  =====  ======  =====   ======  =====  ======  =====


                           Waste Management                    Consulting
                               Services                        Engineering
 Six Months Ended    ___________________________   ____________________________
    June 30,          1996     %     1995     %      1996     %     1995     %
__________________   ______  _____  ______  _____   ______  _____  ______  _____

Net Revenues        $13,071  100.0 $14,881  100.0   $2,679  100.0  $3,123  100.0
Cost of Goods Sold    9,417   72.0  11,285   75.8    1,981   73.9   2,476   79.3
                     ______  _____  ______  _____   ______  _____  ______  _____
  Gross Profit       $3,654   28.0 $ 3,596   24.2   $  698   26.1     647   20.7
                     ======  =====  ======  =====   ======  =====  ======  =====

Waste Management Services -- Quarter Ended June 30, 1996 and 1995
_________________________________________________________________
     The waste management services segment is engaged in on- and off-site treatment, storage, disposal and blending of a wide variety of by-products and industrial and hazardous wastes. This segment competes for materials and services with numerous regional and national competitors to provide comprehensive and cost-effective waste management services to a wide variety of customers in the Midwest, Southeast and Southwest regions of the country. In 1996, the Company operated and maintained facilities or businesses in the waste by-product brokerage, on-site treatment and stabilization, and off-site blending, treatment and disposal industries.

     During 1995, the Company initiated a re-engineering of the waste management services segment, which included the detail review of all operations and modification of its approach to soliciting new customers while maintaining its existing customer base and, at the same time, expanding its marketing efforts. In re-engineering the waste management services segment, the Company made two key decisions during 1995. The first was the elimination of a majority of its service center locations. In June of 1995, the Company closed seven (7) of nine (9) service centers, leaving its Albuquerque office operating due to its continued profitability and the future prospects thereof, and to operate its Tulsa, Oklahoma service center as part of other waste management operations of the Company. The second decision was to exit the toll grinding of post-consumer and industrial plastics and resins, performed through its wholly-owned subsidiary, Re-Tech Systems, Inc. in Houston, Texas. The decision to sell this business entity was a continued effort to focus the Company on consulting engineering and off-site environmental services, both of which demonstrate higher gross margins than toll grinding.

     Effective March 15, 1996, the Company completed the sale of Re-Tech Systems, Inc. The sale transaction included all real and personal property of the subsidiary, for a total consideration of $970,000. Net cash proceeds to the Company were approximately $320,000, after the repayment of a mortgage obligation of $582,000 and certain other closing and real estate costs. In conjunction with this transaction, the Company also made a prepayment of $50,000 to Heller Financial, Inc. for application to the term loan. As previously disclosed, the Company recorded during the second quarter of 1995, a nonrecurring charge of $450,000 for the estimated loss on the sale of this subsidiary, which was recorded as an asset reduction. However, the Company recognized, during the first quarter of 1996, a small gain on this sale after the asset write-down. The Company sold total assets of approximately $1,346,000, while retaining certain assets totalling approximately $94,000 and certain liabilities totalling approximately $48,000.

     Waste management services' revenue was $6,675,000 for the quarter ended June 30, 1996. During the same period in 1995, waste management services' revenue was $7,841,000. This decrease of $1,166,000, or 14.9%, is principally a result of the above discussed re-engineering program, in conjunction with the closing of the service center locations, the disruption of one facility currently undergoing major capital expansion, and the impact of the sale of Re-Tech. The closed service center locations reflected approximately $1,229,000 of this decrease, which was partially offset by additional revenue through the expansion of existing service centers and the receipt of new contracts, such as the waste treatment project at the U.S. Department of Energy's Fernald, Ohio facility. This contract generated approximately $167,000 of additional revenue during the second quarter of 1996. Offsetting this increase was the sale of Re-Tech, which resulted in a reduction of approximately $152,000 during the quarter. The Company also experienced reduced revenue levels at its Ft. Lauderdale, Florida facility as the Company finalizes a major capital expansion project. Revenues for the six months ended
June 30, 1996 were $13,071,000, as compared to $14,881,000 for the same period of 1995. This decrease of $1,810,000 is again attributable to the above discussed issues, with the closed service centers reflecting approximately $2,031,000 of this decrease, partially offset by the receipt of new contracts at favorable pricing/margins. Also, during the first six months of 1996, the waste management segment continued to experience downward pressure on prices due to the market imbalance of excess supply over industry demand, principally within the off-site blending, treatment and disposal facilities. These market conditions contributed to the reduced revenue within certain areas of this segment and, as a result, the Company continues to focus its marketing efforts at higher margin services for these facilities.

     Cost of goods sold decreased to $4,555,000 from $5,960,000 for the quarter ended June 30, 1996 and 1995, respectively. This decrease of $1,405,000, or 23.6%, in cost of goods sold reflects the corresponding direct and indirect costs related to the above discussed revenue reduction, and the savings resulting from various cost containment programs initiated during 1995. The Company continued during the quarter to closely monitor and reduce all possible operating costs. These reductions, however, were partially offset by the temporary increase in operating costs incurred at its Ft. Lauderdale, Florida facility, as the Company finalizes this facility's expansion. As a percent of revenue, the cost of goods sold for waste management services decreased from 76.0% of revenue for the quarter ended June 30, 1995 to 68.2% of revenue for the quarter ended June 30, 1996, again reflecting the impact of the restructuring and cost reduction programs. Cost of goods sold also decreased $1,868,000 for the six month period ended June 30, 1996 to $9,417,000, from a total of $11,285,000 for the same period of 1995. As a percent of revenue, the cost of goods sold decreased from 75.8% for the six months ended June 30, 1995 to 72.0% for the six months of 1996.

Consulting Engineering Services -- Quarter Ended June 30, 1996 and
1995
_________________________________________________________________
     The Company's consulting engineering segment provides a wide variety of environmental related consulting and engineering services to industry and government. Through the Company's wholly-owned subsidiaries in Tulsa, Oklahoma and St. Louis, Missouri, this segment provides oversight management of environmental restoration projects, air and soil sampling and compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities. This segment, like many other engineering firms within the pollution control industry, is maturing rapidly, experiencing downward pricing pressure and competitive conditions.

     Net revenues for the consulting engineering segment decreased to $1,503,000 for the quarter ended June 30, 1996 as compared to $1,540,000 for the quarter ended June 30, 1995. This 1996 second quarter revenue total reflects the anticipated improvement from the first quarter of the year, with only a slight decrease ($37,000) from the second quarter of 1995. Net revenues, however, for the six months ended June 30, 1996 were $2,679,000 as compared to $3,123,000 for the six months of 1995. This decrease of $444,000, or 14.2% occurred principally during the first quarter and reflects, among other changes, the above discussed competitive nature of the industry, weather related issues that delayed the start-up of certain contracts, and the corresponding loss of certain other contracts. Also, during 1995, the Company closed its Canton, Ohio office of Schreiber, Grana and Yonley, Inc., which resulted in approximately $87,000 of this revenue reduction. The Company has also, however, partially offset this reduction by the receipt of several new contracts/relationships and the expansion of its product base into new services to be provided to current and prospective customers. The Company continues to focus the consulting engineering segment on those services which it can provide the best value to its customers and greatest margin to the Company.

     Cost of goods sold decreased $72,000 to $1,079,000 from $1,163,000 for the quarter ended June 30, 1996 and 1995, respectively. This decrease of 6.2% reflects not only the impact of reduced revenues for the quarter, but also the overall reduction of operating cost. Also, with this improved utilization and aggressive cost containment program, the consulting engineering segment's cost of goods sold decreased from 75.5% of net revenues to 71.8% of net revenues for the quarter ended June 30, 1995 and 1996, respectively. Cost of goods sold for the six months ended June 30, 1996 were $1,981,000 as compared to $2,476,000 for the same period of 1995. This decrease of $495,000 or 20% reflects, as discussed above, the impact of reduced revenue and cost containment efforts. These results reflect a gross margin level of 26.1% for the six months of 1996, an improvement over the 20.7% for 1995.

Liquidity and Capital Resources of the Company
______________________________________________
     At June 30, 1996, the Company had cash and cash equivalents of $172,000. This cash and cash equivalents total reflects a decrease of $29,000 from December 31, 1995, as a result of net cash used in operations of $420,000, cash provided by investing activities of $138,000 and cash provided by financing activities of $253,000. Accounts receivable, net of allowances, totalled $5,489,000, an increase of $458,000 over the December 31, 1995 balance of $5,031,000, which reflects the increased revenue levels as the Company emerges from its traditionally slow first quarter into the stronger summer months.

     As of June 30, 1996, the borrowings under the Company's revolving loan facility totalled $3,226,000, an increase of $50,000 from the December 31, 1995 balance of $3,176,000, with a related borrowing availability of $227,000, excluding the $250,000 overformula line, as discussed below. The balance on the term loan totalled $1,638,000, as compared to $2,083,000 at December 31, 1995. Total indebtedness under the Heller Agreement as of June 30, 1996 was $4,864,000, a reduction of $395,000 from the December 31, 1995 balance of $5,259,000.

     As previously disclosed, during the second quarter of 1995, the Company became in violation of certain of the restrictive financial ratio covenants under the Agreement with Heller. During the second quarter of 1996, the Company negotiated and subsequently entered into an amendment ("Third Amendment") to the Loan and Security Agreement with Heller, whereby, among other things, Heller waived the existing events of default, amended the financial covenants and amended certain other provisions of the Loan Agreement as set forth therein. Under the Third Amendment, applicable interest rate provisions were also amended, whereby the term loan shall bear a floating rate of interest per annum equal to the base rate plus 2 1/4%, and the revolving loan shall bear a floating rate of interest per annum equal to the base rate plus 2%. The Third Amendment also contains a performance price adjustment which provides that upon the occurrence of the "equity infusion" from the sale of the Series 3 Preferred, as discussed below, applicable interest rates on the loans shall be reduced, in each instance, by 1/2% per annum. Also, during the second quarter of 1996, Heller extended to the Company an overformula line in an amount not to exceed $250,000, for a period ending the earliest of 90 days after the date of first advance or September 30, 1996. Pursuant to the above discussed Third Amendment, said overformula line terminated upon the Company's receipt of an equity infusion. See Note 2 of the Notes to Consolidated Financial Statements in
Item 1.

     As previously disclosed, Heller had agreed to forebear from exercising any rights and remedies under the Agreement as a result of these previous defaults and continued to make normal advances under the revolving loan facility. However, in compliance with generally accepted accounting principles, the Company, at December 31, 1995, reclassified as a current liability $3,882,000 outstanding under the Agreement that would otherwise have been classified as long-term debt. As a result of the above discussed amendment, $4,364,000 has been classified as long-term debt at June 30, 1996.

     Pursuant to the initial agreement, the term loan bears interest at a floating rate equal to the base rate (prime) plus 1 3/4% per annum The revolving loan bears interest at a floating rate equal to the base rate (prime) plus 1 1/4% per annum. The loans also contain certain closing, management and unused line fees payable throughout the term. As discussed above, in conjunction with the Third Amendment, applicable interest rates were amended. However, during the period that the Agreement was in default, a default rate of interest was applied effective August 21, 1995 through the date of the Third Amendment, and therefore the Heller obligations bore interest at the above noted effective rate plus 2.0%. Both the revolving loan and term loan were prime based loans at June 30, 1996, bearing interest at a rate of 11.50% and 12.00%, respectively.

     Also, as previously disclosed, during 1995, the Company became in violation of the tangible net worth covenant under the equipment financing agreement with Ally Capital Corporation ("Ally"). During the second quarter of 1996, the Company negotiated and subsequently entered into an amendment to the equipment financing agreement, whereby, among other things, Ally waived the existing event of default and amended the minimum tangible net worth covenant. As previously disclosed, at December 31, 1995, Ally had waived compliance with the minimum tangible net worth covenant and no acceleration was demanded by the lender. However, in compliance with generally accepted accounting principles, the Company, at December 31, 1995, reclassified as a current liability $1,103,000 outstanding under the agreement, which would otherwise have been classified as long-term debt. The outstanding balance on this equipment financing agreement at June 30, 1996 is $1,553,000, as compared to $1,778,000 at December 31, 1995. As a result of the above discussed amendment, $945,000 has been classified as long-term debt and $608,000 as current at June 30, 1996.

     As of June 30, 1996, total consolidated accounts payable for the Company was $4,433,000, a reduction of $969,000 from the December 31, 1995 balance of $5,402,000. This June 1996 balance also reflects a reduction of $310,000 in the balance of payables in excess of ninety (90) days, to a total of $2,171,000.

     For 1996, the Company has budgeted capital expenditures of $1,250,000 for improving operations and maintaining Resource Conservation Recovery Act ("RCRA") permit compliance. All of these expenditures are materially necessary to maintain compliance with federal, state or local permit standards. As of June 30, 1996, the Company's net purchases of new capital equipment totalled approximately $1,025,000, which was principally funded by the proceeds from the issuance of Preferred Stock, as discussed below, with the exception of $57,000, which was financed through the equipment financing agreement with Ally. At this time, the Company anticipates financing the remainder of these expenditures by a combination of lease financing and/or utilization of the equity raised in July 1996, as discussed below and in Note 5 of the Notes to Consolidated Financial Statements in Item 1.

     At June 30, 1996, the Company had $7,133,000 in aggregate principal amounts of outstanding debt, as compared to $8,478,000 at December 31, 1995. This decrease in outstanding debt of $1,345,000 during the first six months of 1996 reflects the net repayment of the revolving loan and term note facility of $395,000, the scheduled principal repayments on long-term debt of $424,000, including the equipment finance agreement payments to Ally, and the repayment of $582,000 on a mortgage obligation in conjunction with the Re-Tech sale, as discussed below.

     The working capital deficit position at June 30, 1996 was $2,040,000, as compared to a deficit position of $9,372,000 at December 31, 1995. The December deficit position includes the reclassification of certain long-term debt to current. Prior to this reclassification, the December deficit position was $3,399,000, which reflects an improvement in this position of $1,359,000 during the six months of 1996.

     As previously disclosed, the Company issued, during February 1996, 1,100 shares of newly created Series 1 Preferred at a price of $1,000 per share, for an aggregate sales price of $1,100,000, and paid a placement fee of $176,000. The Company also issued 330 shares of newly created Series 2 Preferred at a price of $1,000 per share, for an aggregate sales price of $330,000, and paid a placement fee of $33,000. The Series 1 Preferred and Series 2 Preferred accrued dividends on a cumulative basis at a rate per share of five percent (5%) per annum and were payable quarterly, at the option of the Company in either cash or by the issuance of shares of common stock. The Company paid all accrued dividends on the Series 1 Preferred and the Series 2 Preferred in common stock. The Preferred Stock was convertible, at any time, commencing forty-five (45) days after issuance into shares of the Company's common stock at a conversion price equal to the aggregate value of the shares of the Preferred Stock being converted, together with all accrued but unpaid dividends thereon, divided by the "Average Stock Price" per share (the "Conversion Price"). The Average Stock Price was defined as the lesser of (i) seventy percent (70%) of the average daily closing bid prices of the common stock for the period of five (5) consecutive trading days immediately preceding the date of subscription by the holder or (ii) seventy percent (70%) of the average daily closing bid prices of the common stock for a period of five (5) consecutive trading days immediately preceding the date of such conversion of the Preferred Stock. During the second quarter of 1996, a total of 722 shares of the Series 1 Preferred were converted into approximately 1,035,000 shares of the Company's common stock and the associated accrued dividends were paid in the form of approximately 15,000 shares of the Company's common stock. Pursuant to a subscription and purchase agreement for the issuance of Series 3 Class C Convertible Preferred Stock, as discussed below, the remaining 378 shares of the Series 1 Preferred and the 330 shares of the Series 2 Preferred were converted during July 1996 into 920,000 shares of the Company's common stock, which included the accrued and unpaid dividends thereon, and the Company purchased the 920,000 shares for $1,770,000. See below in "Liquidity and Capital Resources of the Company."

     The Company issued, during the second quarter of 1996, 133,333 shares of common stock pursuant to a first quarter stock purchase agreement between the Company and Dr. Louis F. Centofanti, Chairman of the Board and Chief Executive Officer of the Company. The Company also entered into a second stock purchase agreement with Dr. Centofanti, whereby the Company agreed to sell 76,190 shares of its common stock for the purchase price of $100,000.

     On July 17, 1996, the Company issued 5,500 shares of newly-created Series 3 Class C Convertible Preferred Stock ("Series 3 Preferred") at a price of $1,000 per share, for an aggregate sales price of $5,500,000, and paid placement and closing fees of approximately $360,000. As part of the consideration for the issuance of the Series 3 Preferred, the Company also issued two (2) common stock purchase warrants entitling the Subscriber to purchase, after December 31, 1996, until July 18, 2001, an aggregate of up to 2,000,000 shares of common stock, with 1,000,000 shares exercisable at an exercise price equal to $2.00 per share and the other 1,000,000 shares of common stock exercisable at an exercise price equal to $3.50 per share. Dividends on the Series
3 Preferred are paid when and as declared by the Board of Directors at a rate of six percent (6%) per annum and are payable semi-annually. Dividends are cumulative and shall be paid, at the option of the Company, in the form of cash or common stock of the Company. It is the present intent of the Company to pay such dividends, if any, in common stock of the Company. The shares of the Series 3 Preferred may be converted into shares of common stock. See Note 5 of Notes to Consolidated Financial Statements and Item 5 "Other Events" of Part II hereof. The Company received from the sale of the Series 3 Preferred net proceeds of approximately $5,100,000. Pursuant to the terms of the Subscription Agreement with the Subscriber, the Company has purchased from the Subscriber from the net proceeds 920,000 shares of common stock of the Company that the Subscriber received upon conversion of the balance of the outstanding shares of Series 1 Preferred and Series 2 Preferred for $1,770,000. It is the intent of the Company to use approximately $1,650,000 of the net proceeds for capital improvements at its various facilities and the balance of the net proceeds to reduce outstanding trade payables and for general working capital.

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

     In summary, the Company has taken a number of steps to improve its operations and liquidity as discussed above, including the equity subsequently raised in July 1996, and it expects the resulting liquidity position to be adequate to continue to fund its operating and capital needs. However, if the Company is unable to continue to improve its operations and to sustain profitability in the foreseeable future, such may have a material adverse effect on the Company's liquidity position and on the Company. This is a forward-looking statement and is subject to certain factors that could cause actual results to differ materially from those in the forward-looking statement, including, but not limited to, the Company's ability to maintain profitability or, if the Company is not able to maintain profitability, whether the Company is able to raise additional liquidity in the form of additional equity or debt.

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                        PART II - Other Information


Item 1.  Legal Proceedings
         _________________
     During 1995, certain subsidiaries of the Company were sued by Chief Supply Corporation ("Chief Supply") in three (3) causes of action pending in the United States District Court, Northern District of Oklahoma, in cases styled Chief Supply Corporation v. Perma-Fix of Dayton, Inc.; Chief Supply Corporation v. Perma-Fix of Florida, Inc.; and Chief Supply Corporation v. Perma-Fix of Memphis, Inc. Chief Supply was alleging that the subsidiaries owe to Chief Supply an aggregate of approximately $292,000 (the "Oklahoma Litigation"). Perma-Fix of Memphis, Inc. has asserted a counterclaim for receivables due from Chief Supply for services rendered by two subsidiaries of the Company of approximately $134,000. In addition, these subsidiaries have asserted certain defenses regarding the performance of services by Chief Supply. Reservoir Capital Corporation ("Reservoir") alleged that substantially the same receivables for which Chief Supply had sued the subsidiaries of the Company were factored and assigned by Chief Supply to Reservoir, and in March 1996, Reservoir brought suit against the same subsidiaries of the Company sued by Chief Supply for collection of substantially the same receivables Chief Supply sued the subsidiaries of the Company, plus exemplary damages. The suit brought by Reservoir is styled Reservoir Capital Corporation
v. Perma-Fix of Dayton, Inc., et al., pending in the United States District Court, Southern District of Ohio (the "Ohio Litigation"). During the second quarter of 1996, the parties settled the Oklahoma Litigation and the Ohio Litigation, and, in connection therewith, the subsidiaries of the Company have agreed to pay Chief in the Oklahoma Litigation $200,000 over an eighteen (18) month period and Reservoir has dismissed the Ohio Litigation. All or any portion of this monthly settlement payment may, at the sole discretion of the Company, take the form of credits issued to the Company by Chief as a result of waste that the Company delivers to Chief for treatment.

     In December 1995, Essex Waste Management, Inc. ("Essex") sued the Company and certain subsidiaries of the Company alleging an aggregate of approximately $357,512 was due to it by the Company and certain subsidiaries of the Company for services rendered by Essex for these subsidiaries or which were used by a subsidiary of the Company. During the second quarter of 1996, the parties settled this matter in which the Company has agreed to pay to Essex $180,000 over a thirty-six (36) month period. In addition to cash payments, the Company shall provide $120,000 of credit to Essex for disposal services, subject to certain conditions and restrictions.

Item 5.   Other Events
          ____________
     During July 1996, the Company sold in a private placement under Section 4(2) and/or Regulation D under the Securities Act of 1933, as amended, to a subscriber ("Subscriber") 5,500 shares of a newly created Series 3 Class C Convertible Preferred Stock, par value $.001 per share ("Series 3 Preferred"), for $1,000 per share, and, in connection therewith, granted to the Subscriber warrants to purchase up to 2,000,000 shares of the Company's common stock after December 31, 1996, with 1,000,000 shares of common stock exercisable at $2.00 per share and 1,000,000 shares of common stock exercisable at $3.50 per share. The warrants are for a term of five (5) years. The Series 3 Preferred is not entitled to any voting rights, except as required by law. Dividends on the Series 3 Preferred accrue at a rate of six percent (6%) per annum, payable semi-annually as and when declared by the Board of Directors, and such dividends are cumulative. Dividends shall be paid, at the option of the Company, in the form of cash or common stock of the Company. The holder of the Series 3 Preferred may convert into common stock of the Company up to (i) 1,833 shares on or after October 1, 1996, (ii) 1,833 shares on or after November 1, 1996, and (iii) the balance on or after December 1, 1996. The conversion price shall be the product of (i) the average closing bid quotation for the five (5) trading days immediately preceding the conversion date multiplied by (ii) seventy-five percent (75%). The conversion price shall be a minimum of $.75 per share (which minimum price may be reduced upon the occurrence of certain limited events) or a maximum of $1.50 per share. Subject to the closing bid price of the Company's common stock at the time of conversion and certain other conditions which could increase the number of shares to be issued upon conversion, the Series 3 Preferred, if all were converted, could be converted into between 3.7 million and 7.3 million shares of common stock. The common stock issuable on the conversion of the Series 3 Preferred is subject to certain registration rights pursuant to the Subscription Agreement. From the net proceeds (approximately $5,100,000) received by the Company from the sale of the Series 3 Preferred, the Company purchased from the Subscriber 920,000 shares of common stock of the Company acquired by the Subscriber upon conversion of the Company's Series 1 Class A Preferred Stock and Series 2 Class B Convertible Preferred Stock for $1,770,000. See Note 5 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources of the Company."

     During July 1996, the Company entered into an amendment to its Loan and Security Agreement ("Agreement") with Heller Financial, Inc. ("Heller"), in which Heller, among other things, waived the Company's defaults thereunder. In addition, during August 1996, the Company entered into an amendment to the agreement with its equipment lender, in which the equipment lender, among other things, waived the Company's default thereunder. See Note 2 to

Notes to Consolidated Financial Statements and "Management's
Discussion and Analysis of Financial Condition and Results of
Operation--Liquidity and Capital Resources of the Company."

Item 6.   Exhibits and Reports on Form 8-K
           ________________________________

     (a)  Exhibits
          ________
         Exhibit 3.(i) - Restated Certificate of Incorporation and
                         all Certificates of Designations.

         Exhibit 4.1  -  Third Amendment to Loan and Security
                         Agreement with Heller Financial, Inc.

         Exhibit 4.2  -  Letter agreement with Heller Financial,
                         Inc. dated June 19, 1996.

         Exhibit 4.3  -  Amendment to Ally Capital Corporation
                         Corporation Lease Agreement, dated
                         August 16, 1996.

         Exhibit 4.4  -  Subscription and Purchase Agreement,
                         dated July 17, 1996, between the Company and RBB Bank Aktiengesellschaft.

         Exhibit 4.5  -  Certificate of Designations relating to
                         Series 3 Preferred, attached as part of
                         Exhibit 3.1 hereof and incorporated
                         herein by reference.

         Exhibit 4.6  -  Form of Certificate for Series 3
                         Preferred.

         Exhibit 10.1 -  Common Stock Purchase Warrant Certif-
                         icate, dated July 19, 1996, granted to
                         RBB Bank Aktiengesellschaft.

         Exhibit 10.2 -  Common Stock Purchase Warrant Certif-
                         icate, dated July 19, 1996, between the
                         Company and RBB Bank Aktiengesellschaft.

         Exhibit 27   -  Financial Data Schedule.

     (b)  Reports on Form 8-K
          ___________________
          A current report on Form 8-K (Item 5 - Other Event) was filed on February 28, 1996 reporting that on February 9, 1996, the Company issued 1,100 shares of its newly created Series 1 Class A Preferred Stock at a price of $1,000 per share, for an aggregate sales price of $1,100,000.

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



                                PERMA-FIX ENVIRONMENTAL
                                    SERVICES, INC.


Date:  August 19, 1996          By: /s/ Dr. Louis F. Centofanti
                                    ____________________________
                                     Dr. Louis F. Centofanti
                                     Chairman of the Board
                                     Chief Executive Officer


                                By: /s/ Richard T. Kelecy
                                    ____________________________
                                     Richard T. Kelecy
                                     Chief Financial Officer

                               EXHIBIT INDEX



                                                           Page No.
                                                           ________

Exhibit 3.(i)Restated Certificate of Incorporation and
               all Certificates of Designations. . . . . .    36

Exhibit 4.1  Third Amendment to Loan and Security Agree-
               ment with Heller Financial, Inc.  . . . . .    82

Exhibit 4.2  Letter agreement with Heller Financial, Inc.
               dated June 19, 1996 . . . . . . . . . . . .    96

Exhibit 4.3  Amendment to Ally Capital Corporation Lease
               Agreement dated August 16, 1996 . . . . . .   103

Exhibit 4.4  Subscription and Purchase Agreement, dated
               July 17, 1996, between the Company and
               RBB Bank Aktiengesellschaft . . . . . . . .   106

Exhibit 4.5  Certificate of Designations relating to Series
               3 Preferred, attached as part of Exhibit 3.1
               hereof and incorporated herein by reference.   -

Exhibit 4.6  Form of Certificate for Series 3 Preferred . .  128

Exhibit 10.1 Common Stock Purchase Warrant Certificate,
               dated July 19, 1996, granted to RBB Bank
               Aktiengesellschaft . . . . . . . . . . . . .  130

Exhibit 10.2 Common Stock Purchase Warrant Certificate,
               dated July 19, 1996, between the Company and
               RBB Bank Aktiengesellschaft. . . . . . . . .  137

Exhibit 27   Financial Data Schedule. . . . . . . . . . . .  144