Form 10-Q
period 1996-09-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 1996-11-19
CIK 891532

================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                          ______________________

                                 Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended   September 30, 1996
                                    _______________________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

          Class                  Outstanding at November 12, 1996
          _____                  ________________________________
Common Stock, $.001 Par Value              9,366,035
_____________________________              __________
                                    (excluding 920,000 shares
                                      held as treasury stock)
                                           ___________________
=================================================================

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                                   INDEX


                                                           Page No.

PART I  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                     Consolidated Balance Sheets -
                       September 30, 1996 and
                       December 31, 1995 . . . . . . . . .      4

                     Consolidated Statements of
                       Operations - Three Months and
                       Nine Months Ended September 30,
                       1996 and 1995. . . . . . . . . . . .      6

                     Consolidated Statements of Cash
                       Flows - Nine Months Ended
                       September 30, 1996 and 1995. . . . .      7

                     Notes to Consolidated Financial
                       Statements . . . . . . . . . . . . .      8

         Item 2.  Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations. . . . . . . . . . . . .     12

PART II  OTHER INFORMATION

         Item 5.  Other Events. . . . . . . . . . . . . . .     20

         Item 6.  Exhibits. . . . . . . . . . . . . . . . .     20

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

     The results of operations for the nine months ended
September 30, 1996, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1996.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                       September 30,
(Amounts in Thousands,                     1996       December 31,
Except for Share Amounts)               (Unaudited)       1995
___________________________________________________________________
ASSETS
Current assets:
   Cash and cash equivalents              $      83     $    201
   Restricted cash                              441          380
   Accounts receivable, net of
    allowance for doubtful accounts
    of $406 and $392, respectively            5,373        5,031
   Inventories                                   98          183
   Prepaid expense                              658          414
   Other receivables                            155          134
                                          _________     ________
       Total current assets                   6,808        6,343

Property and equipment:
   Building and land                          4,776        6,055
   Equipment                                  5,860        5,874
   Vehicles                                   1,373        1,589
   Leasehold improvements                       386          143
   Office furniture and equipment             1,316        1,252
   Construction in progress                   2,637        1,435
                                          _________     ________
                                             16,348       16,348
   Less accumulated depreciation             (4,282)      (3,378)
                                          _________     ________
        Net property and equipment           12,066       12,970

Other assets:
   Permits, net of accumulated amorti-
     zation of $540 and $366,
     respectively                             3,961        4,036
   Goodwill, net of accumulated amorti-
     zation of $398 and $289, respectively    4,883        4,992
   Covenant not to compete, net of accum-
     ulated amortization of $343 and $304,
     respectively                                28           87
     Other assets                               413          445
                                           ________     ________
       Total assets                        $ 28,159     $ 28,873
                                           ========     ========



              The accompanying notes are an integral part of
                 these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

                                        September 30,
(Amounts in Thousands,                      1996       December 31,
Except for Share Amounts)                (Unaudited)       1995
___________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                        $   3,422    $  5,402
   Accrued expenses                            3,280       2,951
   Revolving loan and term note facility         500       5,259
   Equipment financing agreement                 631       1,778
   Current portion of long-term debt             263         325
                                           _________     _______
      Total current liabilities                8,096      15,715

Long-term debt                                 3,612       1,116
Environmental accruals                         2,940       3,063
Accrued closure costs                          1,081       1,041
                                           _________     _______
      Total long-term liabilities              7,633       5,220

Commitments and contingencies (Note 3)             -           -

Stockholders' equity:
   Preferred stock, $.001 par value;
     2,000,000 shares authorized,
     5,500 and 0 shares issued and
     outstanding, respectively                     -           -
   Common stock, $.001 par value;
     20,000,000 shares authorized,
     9,366,035 and 7,872,384 shares
     issued and outstanding, respec-
     tively                                        9           8
   Treasury stock, $.001 par value,
     920,000 and 0 shares issued and
     outstanding, respectively                (1,769)          -
   Redeemable warrants                           269         269
   Additional paid-in capital                 28,125      21,546
   Accumulated deficit                       (14,204)    (13,885)
                                            ________     _______

       Total stockholders' equity             12,430       7,938
                                            ________     _______

       Total liabilities and
         stockholders' equity               $ 28,159     $ 28,873
                                            ========     ========


              The accompanying notes are an integral part of
                 these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                             Three Months Ended
                                                September 30,
(Amounts in Thousands,                   __________________________
Except for Share Amounts)                     1996         1995
___________________________________________________________________
Net revenues                               $  7,734     $  9,381

Cost of goods sold                            5,195        7,123
                                           ________     ________

        Gross profit                          2,539        2,258

Selling, general and administrative           1,751        2,400

Depreciation and amortization                   515          587

Nonrecurring charges                              -          705
                                           ________     ________
        Income (loss) from operations           273       (1,434)

Other income (expense):
   Interest income                               13          14
   Interest expense                            (163)        (241)
   Other                                         32          (36)
                                           ________     ________
        Net income (loss)                  $    155    $    (818)
                                           ========     ========

Preferred stock dividends                        64            -
                                           ________    _________
        Net income (loss) applicable
          to common stock                  $     91    $    (818)
                                           ========    =========

Net income (loss) per share                $    .01    $    (.10)
                                           ========     ========

Weighted average number of common
  and common equivalent shares
  outstanding                                12,489        7,872
                                           ========     ========



              The accompanying notes are an integral part of
                 these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                             Nine Months Ended
                                                September 30,
(Amounts in Thousands,                   __________________________
Except for Share Amounts)                     1996         1995
___________________________________________________________________
Net revenues                               $ 23,484     $ 27,053

Cost of goods sold                           16,593       20,714
                                           ________     ________

        Gross profit                          6,891        6,339

Selling, general and administrative           5,175        6,140

Depreciation and amortization                 1,692        1,761

Nonrecurring charges                              -          705
                                           ________     ________
        Income (loss) from operations            24       (2,267)

Other income (expense):
   Interest income                               53           46
   Interest expense                            (641)        (687)
   Other                                        320           16
                                           ________     ________
        Net income (loss)                  $   (244)    $ (2,892)

Preferred stock dividends                        74            -
                                           ________     _________
        Net income (loss) applicable
          to common stock                  $   (318)    $  (2,892)
                                           ========     =========

                                           ========     =========

Net income (loss) per share                $   (.04)    $   (.37)
                                           ========     =========

Weighted average number of common
  common equivalent shares out-
  standing                                    8,552         7,872
                                           =========     =========



              The accompanying notes are an integral part of
                 these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                             Nine Months Ended
                                                September 30,
                                         __________________________
(Dollars in Thousands)                        1996         1995
___________________________________________________________________
Cash flows from operating activities:
    Net loss                               $   (318)    $ (2,892)
    Adjustments to reconcile net loss
     to cash used in operations:
    Depreciation and amortization             1,691        1,762
    Divestiture reserve                           -          450
    Provision for bad debt and other
      reserves                                   14          489
    (Gain) loss on sale of plant,
      property and equipment                    (37)           -
    Changes in assets and liabilities:
    Accounts receivable                        (356)          68
    Prepaid expenses, inventories and
      other receivables                        (298)        (633)
    Accounts payable and accrued expenses    (1,763)        (149)
                                           ________     ________
       Net cash used in operations           (1,067)        (905)

Cash flows from investing activities:
    Purchases of property and equipment,
      net                                    (1,487)      (2,047)
    Proceeds from sale of property and
      equipment                               1,211            -
    Change in restricted cash, net              (72)          75
    Other investing                               -            9
                                           ________     _________
       Net cash used in investing
         activities                            (348)      (1,963)

Cash flows from financing activities:
    Borrowings (repayments) from revolving
      loan and term note                     (2,315)       2,400
    Borrowings on long-term debt                 70        1,045
    Principal repayments on long-term debt   (1,227)      (1,010)
    Proceeds from issuance of stock           6,538            -
    Purchase of treasury stock               (1,769)           -
                                           ________     ________
       Net cash provided by financing
         activities                           1,297        2,435

Decrease in cash and cash equivalents          (118)        (433)
Cash and cash equivalents at beginning
  of period                                     201          490
                                           ________     ________
Cash and cash equivalents at end
  of period                                $     83     $     57
                                           ========     ========
________________________________________________________________
Supplemental disclosure:
   Interest paid                           $    684     $    714
                                           ========     ========
   Income taxes paid                       $      -     $      -
                                           ========     ========





       See accompanying notes to consolidated financial statements.

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

     Earnings (loss) per common share is computed by dividing income, after deducting the preferred stock dividends, by the weighted average number of common shares outstanding during the period, plus the weighted average common stock equivalents as calculated using the treasury stock method. Primary and fully diluted earnings per share are the same. Common stock equivalents consist of shares subject to certain stock options, warrants, and the Series 3 Preferred Stock (see Note 4). For the three-month period ended September 30, 1995, and the nine-month periods ended September 30, 1996, and 1995, the common stock equivalents have an anti-dilutive effect on earnings per share and are therefore excluded from the weighted average shares outstanding.

2.   Long-Term Debt
     ______________
     Long-term debt consists of the following at September 30,
1996, and December 31, 1995 (in thousands):

                                        September 30, December 31,
                                            1996          1995
                                        _____________ ____________
  Long-term debt and notes payable:
     Revolving loan and term note
       facility                           $   2,945    $   5,259
     Equipment financing agreement            1,404        1,778
     Various mortgage, promissory
       and notes payable                        657        1,441
                                          _________    _________
                                              5,006        8,478
  Less current portion:
     Revolving loan and term note
       facility                                 500        5,259
     Equipment financing agreement              631        1,778
     Various mortgage, promissory
       and notes payable                        263          325
                                          _________    _________
                                          $   3,612     $  1,116
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

     As previously disclosed, during the second quarter of 1995, the Company became in violation of certain of the restrictive financial ratio covenants of the Agreement. During the second quarter of 1996, the Company negotiated and subsequently entered into an amendment ("Third Amendment") to the Loan and Security Agreement, whereby, among other things, Heller waived the existing events of default, amended the financial covenants and amended certain other provisions of the Loan Agreement as set forth therein. Applicable interest rate provisions were also amended, whereby the term loan shall bear interest at a rate of interest per annum equal to the base rate plus 2 1/4%, and the revolving loan shall bear interest equal to the base rate plus 2%. The Amendment also contains a performance price adjustment which provides that upon the occurrence of an "equity infusion" (see Note 4), applicable interest rates on the loans shall be reduced, in each instance by 1/2% per annum. Due to the equity infusion as discussed in Note 4, applicable interest rates on the loans were reduced pursuant to the terms of the Third Amendment effective August 16, 1996. Also, during the second quarter of 1996, Heller extended to the Company an overformula line in an amount not to exceed $250,000, for a period ending the earliest of 90 days after the date of first advance or September 30, 1996. Pursuant to the above discussed Amendment, said overformula line terminated upon the Company's receipt of the equity infusion.

     As disclosed at December 31, 1995, Heller had agreed to forebear from exercising any rights and remedies under the Agreement as a result of these previous defaults and continued to make normal advances under the revolving loan facility. However, in compliance with generally accepted accounting principles, and since there was no waiver or reset, the Company, at December 31, 1995, reclassified as a current liability $3,882,000 outstanding under the Agreement that would otherwise have been classified as long-term debt. As a result of Heller waiving the defaults and resetting the financial covenants under the Third Amendment and resetting the "fixed charged ratio" covenant in the Agreement as of November 12, 1996, $2,445,000 of such loans with Heller is classified as long-term debt at September 30, 1996, in compliance with generally accepted accounting principles.

     Pursuant to the initial agreement, the term loan bears interest at a floating rate equal to the base rate (prime) plus 1 3/4% per annum The revolving loan bears interest at a floating rate equal to the base rate (prime) plus 1 1/4% per annum. The loans also contain certain closing, management and unused line fees payable throughout the term. As discussed above, in conjunction with the Third Amendment, applicable interest rates were amended. However, a default rate was applied due to the financial covenant default discussed above, effective August 21, 1995 through the date of the Third Amendment, and therefore the Heller obligations bore interest at the above noted effective rate plus 2.0%. Both the revolving loan and term loan were prime based loans at September 30, 1996, bearing interest at a rate of 9.75% and 10.00%, respectively.

     As of September 30, 1996, the borrowings under the revolving loan facility total $1,432,000, a decrease of $1,744,000 from the December 31, 1995 balance of $3,176,000, with borrowing availability of $2,213,000. The balance on the term loan totalled

$1,513,000, as compared to $2,083,000 at December 31, 1995.  Total indebtedness under the Heller Agreement as of September 30, 1996 was $2,945,000, a reduction of $2,314,000 from the December 31, 1995 balance of $5,259,000.

     During October 1994, the Company entered into a $1,000,000 equipment financing agreement with Ally Capital Corporation ("Ally"), which provides lease commitments for the financing of certain equipment through June 1995. During 1995, the Company negotiated an increase in the total lease commitment to $1,600,000. The agreement provides for an initial term of 42 months, which may be extended to 48, and bears interest at a fixed interest rate of 11.3%. As of December 31, 1995, the Company had utilized $1,496,000 of this credit facility to purchase capital equipment and subsequently drew down an additional $57,000 in January 1996, bringing the total financing under this agreement to $1,553,000.
In conjunction with a 1994 acquisition, the Company also assumed $679,000 of debt obligations with Ally Capital Corporation, which had terms expiring from September 1997 through August 1998, at a rate ranging from 10.2% to 13.05%. As previously disclosed, at December 31, 1995, the Company was not in compliance with the minimum tangible net worth covenant of this agreement and Ally had waived compliance with this covenant and no acceleration was demanded by the lender. However, in compliance with generally accepted accounting principles, the Company, at December 31, 1995, reclassified as a current liability $1,103,000 outstanding under the agreement, which would otherwise have been classified as long-term debt. During the second quarter of 1996, the Company negotiated and subsequently entered into an amendment to the equipment financing agreement, whereby, among other things, Ally waived the existing event of default and amended the required covenants. The outstanding balance on this equipment financing agreement at September 30, 1996 is $1,404,000, as compared to $1,778,000 at December 31, 1995. As a result of the above discussed amendment and the resetting of the "fixed charge coverage" covenant for the remainder of 1996 as of November 14, 1996, $773,000 has been classified as long-term debt at September 30, 1996, pursuant to generally accepted accounting principles.

3.   Commitments and Contingencies
     ______________________________

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

Legal
     In the normal course of conducting its business, the Company is involved in various litigation. The Company is not a party to any litigation or governmental proceeding which its management believes could result in any judgments or fines against it that would have a material adverse affect on the Company's financial position, liquidity or results of operations.

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

4.   Stock Issuance
     ______________
     As previously disclosed, the Company issued, during February 1996, to RBB Bank Aktiengesellschaft, located in Graz, Austria ("RBB Bank"), 1,100 shares of newly created Series 1 Class A Preferred Stock ("Series 1 Preferred") at a price of $1,000 per share, for an aggregate sales price of $1,100,000, and paid a placement fee of $176,000. During February 1996, the Company also issued 330 shares of newly created Series 2 Class B Convertible Preferred Stock ("Series 2 Preferred") to RBB Bank at a price of $1,000 per share, for an aggregate sales price of $330,000, and paid a placement fee of $33,000. The Series 1 Preferred and Series 2 Preferred accrued dividends on a cumulative basis at a rate per share of five percent (5%) per annum, payable at the option of the Company in cash or Company common stock. All dividends on the Series 1 Preferred and Series 2 Preferred were paid in common stock. During the second quarter of 1996, a total of 722 shares of the Series 1 Preferred were converted into approximately 1,035,000 shares of the Company's common stock and the associated accrued dividends were paid in the form of approximately 15,000 shares of the Company's common stock. Pursuant to a subscription and purchase agreement for the issuance of Series 3 Class C Convertible Preferred Stock, as discussed below, the remaining 378 shares of the Series 1 Preferred and the 330 shares of the Series 2 Preferred were converted during July 1996 into 920,000 shares of the Company's common stock. By terms of the subscription agreement, the 920,000 shares of common stock were purchased by the Company at a purchase price of $1,769,000. As a result of such conversions, the Series 1 Preferred and the Series 2 Preferred are no longer outstanding.

     On July 17, 1996, the Company issued to RBB Bank 5,500 shares of newly-created Series 3 Class C Convertible Preferred Stock ("Series 3 Preferred") at a price of $1,000 per share, for an aggregate sales price of $5,500,000, and paid placement and closing fees as a result of such transaction of approximately $360,000. As part of the sale of the Series 3 Preferred, the Company also issued to RBB Bank two (2) common stock purchase warrants entitling RBB Bank to purchase, after December 31, 1996, until July 18, 2001, an aggregate of up to 2,000,000 shares of common stock, with 1,000,000 shares exercisable at an exercise price equal to $2.00 per share and 1,000,000 shares exercisable at an exercise price equal to $3.50 per share. The Series 3 Preferred accrues dividends on a cumulative basis at a rate of six percent (6%) per annum, and is payable semi-annually when and as declared by the Board of Directors. Dividends shall be paid, at the option of the Company, in the form of cash or common stock of the Company. The holder of the Series 3 Preferred may convert into common stock of the Company up to (i) 1,833 shares of the Series 3 Preferred on and after October 1, 1996, (ii) 1,833 shares of the Series 3 Preferred on and after November 1, 1996, and (iii) the balance of the Series 3 Preferred on and after December 1, 1996. The conversion price shall be the product of (i) the average closing bid quotation for the five (5) trading days immediately preceding the conversion date multiplied by (ii) seventy-five percent (75%). The conversion price shall be a minimum of $.75 per share or a maximum of $1.50 per share, with the minimum conversion price to be reduced by $.25 per share each time, if any, after July 1, 1996, the Company sustains a net loss, on a consolidated basis, in each of two (2) consecutive quarters. At no time shall a quarter that has already been considered in such determination be considered in any subsequent determination. The common stock issuable on the conversion of the Series 3 Preferred is subject to certain registration rights pursuant to the subscription agreement. The subscription agreement also provides that the Company utilize $1,769,000 of the net proceeds to purchase from RBB Bank 920,000 shares of the Company's common stock owned by RBB Bank. As discussed above, RBB Bank had previously acquired from the Company 1,100 shares of Series 1 Preferred and 330 shares of Series 2 Preferred and, as of the date of the subscription agreement, was the owner of record and beneficially owned all of the issued and outstanding shares of Series 1 Preferred and Series 2 Preferred, which totalled 378 shares of Series 1 Preferred and 330 shares of Series 2 Preferred. Pursuant to the terms of the subscription agreement relating to the Series 3 Preferred, RBB Bank converted all of the remaining outstanding shares of Series 1 Preferred and Series 2 Preferred into common stock of the Company (920,000 shares) pursuant to the terms, provisions, restrictions and conditions of the Series 1 Preferred and Series 2 Preferred, which were in turn purchased by the Company pursuant to the terms of such subscription agreement. As of this date, the holder of the Series 3 Preferred has not elected to convert any of the Series 3 Preferred into common stock of the Company.

5.   Subsequent Event
     ________________
     On November 15, 1996, Arthur Andersen, LLP, the outside independent auditor of the Company, advised the Company that it was resigning as the independent auditor of the Company, effective immediately. Arthur Andersen orally advised the Company that the resignation was not due to any disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure. As of the date of this report, the Company has not engaged a new independent auditor to replace Arthur Andersen. The Company will be filing a Form 8-K in connection with such resignation.

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              PART I, ITEM 2

Results of Operations
     The table below should be used when reviewing management's discussion and analysis for the three and nine months ended
September 30, 1996, and 1995 (in thousands):

                                       Three Months Ended
                                          September 30,
                               _________________________________

Consolidated                     1996      %       1995      %
____________                   _______   _____   _______   _____
Net Revenues                   $ 7,734   100.0   $ 9,049   100.0
Cost of Goods Sold               5,195    67.2     6,953    76.8
                                ______   _____    ______   _____
  Gross Profit                   2,539    32.8     2,096    23.2

Selling, General and
  Administrative                 1,751    22.6     2,041    22.6
Depreciation/Amortization          515     6.7       618     6.8
Nonrecurring Charges                 -       -         -       -
                                ______   _____    ______   ______
  Income (loss) from
    Operations                  $  273     3.5   $  (563)   (6.2)
                                ======   =====    ======   ======
Interest Expense                   163     2.1       248     2.7

Preferred Stock Dividend        $   64     0.8   $     -       -
                                ======   =====    ======   ======

                                       Nine Months Ended
                                         September 30,
                               _________________________________

Consolidated                     1996      %       1995      %
____________                   _______   _____   _______   _____
Net Revenues                   $23,484   100.0   $27,053   100.0
Cost of Goods Sold              16,593    70.7    20,714    76.6
                                ______   _____    ______   _____
  Gross Profit                   6,891    29.3     6,339    23.4

Selling, General and
  Administrative                 5,175    22.0     6,140    22.7
Depreciation/Amortization        1,692     7.2     1,761     6.5
Nonrecurring Charges                 -       -       705     2.6
                                ______   _____     ______  ______
  Income (loss) from
    Operations                  $   24     0.1   $(2,267)   (8.4)
                                ======   ======    ======  ======
Interest Expense                   641     2.7       687     2.5
                                ======   ======    ======  ======
Preferred Stock Dividend        $   74     0.3    $    -       -
                                ======   ======    ======  ======

Summary -- Quarter and Nine Months Ended September 30, 1996 and
1995
________________________________________________________________
     Consolidated net revenues decreased to $7,734,000 from $9,049,000 for the three month period ended September 30, 1996, as compared to the comparable period for 1995. This 14.5% decrease, or $1,315,000, reflects reduced revenues within both the waste management and consulting engineering segments of $1,310,000 and $5,000, respectively. As reflected, the most significant decrease was within the waste management segment and is a result of the impact of the various restructuring programs initiated during 1995, which resulted in the consolidation and closure of certain offices, the divestiture of a subsidiary and the disruption resulting from a major capital expansion at one facility, in conjunction with the Company's continued focus on select markets. Consolidated revenues for the nine months ended September 30, 1996 and 1995 were $23,484,000 and $27,053,000, respectively, reflecting a $3,569,000 decrease. This decrease is a direct result of the above discussed restructuring program, again focused on the closure or divestiture of unprofitable operations during 1995 and early 1996. Also, as a result of industry and weather related issues during the first quarter, revenues were negatively impacted in all segments beyond normal seasonality for this typically down period.

     Costs of goods sold decreased to $5,195,000 for the quarter ended September 30, 1996, from $6,953,000 for the quarter ended September 30, 1995. The $1,758,000 decrease is primarily attributable to the reduced revenue during the third quarter of 1996, as discussed above, and the cost benefit associated with the various restructuring programs and the closure or divestiture of non-performing entities. As a percent of revenue, costs of goods sold decreased to 67.2% in the third quarter of 1996, compared to 76.8% in the corresponding third quarter of 1995. This consolidated decrease in cost of goods sold as a percent of revenue reflects improvements in both the waste management and consulting engineering segments, resulting from the continued emphasis on cost containment across all Company segments. Consolidated cost of goods sold for the nine months ended September 30, 1996 was $16,593,000, a reduction of $4,121,000 from the comparable period of 1995 total of $20,714,000. Cost of goods sold as a percent of revenue also decreased for the nine month period of 1996 to 70.7% from a percentage of 76.6% for 1995. The Company continued to see improvements in the consolidated gross profit as a percentage of net revenues, with the first quarter of 1996 improving by approximately one (1) percentage point to 23.9% (a typically low quarter), the second quarter reflecting an improvement of seven (7) percentage points, to 31.1%, and the third quarter reflecting an improvement to 32.8%, which again reflects the impact of the restructuring and cost savings programs.

     Selling, general and administrative expenses decreased to $1,751,000 for the quarter ended September 30, 1996, from

$2,041,000 for the quarter ended September 30, 1995. This decrease of $290,000 reflects (i) the indirect cost or overhead reduction resulting from the closure or divestiture of certain operations,
(ii) the reduced corporate overhead resulting from the restructuring program and significant downsizing of the corporate costs, finalized during the first quarter of 1996, which was partially offset during the quarter by increased costs associated with the equity and refinancing activities, and (iii) the overall corporate focus on cost reductions and efficiencies at all levels. However, as a percent of revenue, selling, general and administrative expenses were consistent with the three month period ending September 30, 1995, at 22.6%. Selling, general and administrative expenses also decreased for the nine months ended September 30, 1996 to $5,175,000 from $6,140,000 for the same period of 1995. This decrease of $965,000 reflects again the above discussed reductions and improvements partially offset by the first quarter increase in sales and marketing costs incurred by the Company as it strengthens and expands its efforts in this area. As a percent of sales, selling, general and administrative costs improved from 22.7% in 1995 to 22.0% in 1996, with significant improvement demonstrated during the second quarter.

     Interest expense was $163,000 for the quarter ended
September 30, 1996, as compared to $248,000 for the same period of 1995. The decrease in interest expense of $85,000 for the third quarter is principally a result of the reduced interest expense associated with the revolving loan and term note facility, reflecting lower average loan balances, resulting from the private equity placement completed during the quarter (see Note 4 of Notes to Consolidated Financial Statements), and lower interest rates resulting from the amended loan agreement with Heller Financial, Inc. (see Note 2 of the Notes to Consolidated Financial Statements). This decrease was partially offset by the additional interest expense resulting from new equipment financing agreements entered into with Ally Capital Corporation throughout 1995 and early 1996. Interest expense for the nine months ended September 30, 1996 totaled $641,000, as compared to $687,000 for the same period of 1995. This decrease of $46,000 is principally a result of the reduced overall debt level of the Company combined with the reduced Heller Financial, Inc. interest expense which was down $25,000 for the nine months of 1996, as compared to 1995. However, these reductions were partially offset by the above discussed additional Ally Capital Corporation debt and related interest expense, which reflected an increase of $48,000 for the nine months of 1996, as compared to 1995.

     The Company also recorded preferred stock dividends during the nine months ended September 30, 1996 of $74,000, as related to the "Series 1 Preferred," "Series 2 Preferred," and "Series 3 Preferred" stock issued during 1996 (see Note 4 of the Notes to Consolidated Financial Statements). Dividends for the third quarter of 1996 totalled $64,000, which included $62,000 for the

"Series 3 Preferred" as issued on July 17, 1996. Accrued dividends on the Series 1 Preferred and Series 2 Preferred were payable at the option of the Company in cash or Company common stock. The Company paid accrued dividends on the Series 1 Preferred and Series 2 Preferred in common Stock. The Company has the option to pay accrued dividends on the Series 3 Preferred in either cash or common stock.

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

     Other income for the quarter ended September 30, 1996 was $32,000, as compared to expense of $29,000 for the quarter ended September 30, 1995. Other income for the nine months ended September 30, 1996 was $320,000 as compared to $16,000 for the same period of 1995. This increase of $304,000 was principally a result of the gain on the sale of certain nonproductive assets within the waste management services segment.


     The table below reflects activity for the three and nine months ended September 30, 1996 and 1995, which should be used in conjunction with the management's discussion and analysis by segment (in thousands):

                           Waste Management                    Consulting
                               Services                        Engineering
Three Months Ended    ___________________________   ____________________________
  September 30,       1996     %     1995     %      1996     %     1995     %
__________________   ______  _____  ______  _____   ______  _____  ______  _____
Net Revenues         $6,122  100.0  $7,432  100.0   $1,612  100.0  $1,617  100.0
Cost of Goods Sold    4,048   66.1   5,638   75.9    1,147   71.2   1,315   81.3
                     ______  _____  ______  _____   ______  _____  ______  _____
  Gross Profit       $2,074   33.9  $1,794   24.1   $  465   28.8  $  302   18.7
                     ======  =====  ======  =====   ======  =====  ======  =====


                           Waste Management                    Consulting
                               Services                        Engineering
Nine Months Ended    ___________________________   ____________________________
 September 30,        1996     %     1995     %      1996     %     1995     %
__________________   ______  _____  ______  _____   ______  _____  ______  _____
Net Revenues        $19,193  100.0 $22,313  100.0   $4,291  100.0  $4,740  100.0
Cost of Goods Sold   13,465   70.2  16,923   75.8    3,128   72.9   3,791   80.0
                     ______  _____  ______  _____   ______  _____  ______  _____
  Gross Profit      $ 5,728   29.8 $ 5,390   24.2   $1,163   27.1     949   20.0
                     ======  =====  ======  =====   ======  =====  ======  =====

Waste Management Services -- Quarter and Year Ended September 30,
1996 and 1995
___________________________________________________________________
     The waste management services segment is engaged in on- and off-site treatment, storage, disposal and blending of a wide variety of by-products and industrial and hazardous wastes. This segment competes for materials and services with numerous regional and national competitors to provide comprehensive and cost-effective waste management services to a wide variety of customers in the Midwest, Southeast and Southwest regions of the country. In 1996, the Company operated and maintained facilities or businesses in the waste by-product brokerage, on-site treatment and stabilization, and off-site blending, treatment and disposal industries.

     During 1995, the Company initiated a re-engineering of the waste management services segment, which included the detail review of all operations and modification of its approach to soliciting new customers while maintaining its existing customer base and, at the same time, expanding its marketing efforts. In re-engineering the waste management services segment, the Company made two key decisions during 1995. The first was the elimination of a majority of its service center locations. In June, 1995, the Company closed seven (7) of nine (9) service centers, leaving its Albuquerque office operating due to its continued profitability and the future prospects thereof, and to operate its Tulsa, Oklahoma service center as part of other waste management operations of the Company. The second decision was to exit the toll grinding of post-consumer and industrial plastics and resins, performed through its wholly-owned subsidiary, Re-Tech Systems, Inc. in Houston, Texas. The decision to sell this business entity was a continued effort to focus the Company on consulting engineering and certain on-site and off-site environmental services, all of which demonstrate higher gross margins than toll grinding.

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

     Waste management services' revenue was $6,122,000 for the quarter ended September 30, 1996. During the same period in 1995, waste management services' revenue was $7,432,000. This decrease of $1,310,000, or 17.6%, is principally a result of the above discussed re-engineering program, in conjunction with the closing of the service center locations, the disruption of one facility currently undergoing major capital expansion, and the impact of the sale of Re-Tech. The closed service center locations reflected approximately $965,000 of this decrease during 1996, which was partially offset by additional revenue through the expansion of the remaining service centers and the receipt of new contracts, such as the waste treatment project at the U.S. Department of Energy's Fernald, Ohio facility. Also contributing to this decrease was the sale of Re-Tech, which resulted in a reduction of approximately $163,000 during the quarter. The Company also experienced reduced revenue levels at its Ft. Lauderdale, Florida facility as the Company finalizes a major capital expansion project and the refocus of its business segments. Revenues for the nine months ended September 30, 1996 were $19,193,000, as compared to $22,313,000 for the same period of 1995. This decrease of $3,120,000 is again attributable to the above discussed issues, with the closed service centers reflecting approximately $2,194,000 of this decrease, the sale of Re-Tech contributing $366,000 of this decrease and the reduced revenue levels at Ft. Lauderdale reflecting approximately $589,000 of this decrease, all of which was partially offset by the receipt of new contracts at favorable pricing/margins. Also, during the first nine months of 1996, the waste management segment continued to experience downward pressure on prices due to the market imbalance of excess supply over industry demand, principally within the off-site blending, treatment and disposal facilities. These market conditions contributed to the reduced revenue within certain areas of this segment, and, as a result, the Company continues to focus its efforts on its existing operations, including new waste treatment technologies, its water treatment facilities and its low level radioactive operations in north Florida.

     Cost of goods sold decreased to $4,048,000 from $5,638,000 for the quarter ended September 30, 1996 and 1995, respectively. This decrease of $1,590,000, or 28.2%, in cost of goods sold reflects the corresponding direct and indirect costs related to the above discussed revenue reduction of 17.6%, and the savings resulting from various cost containment programs initiated during 1995 and early 1996. The Company continued during the quarter to closely monitor and reduce all possible operating costs. These reductions, however, were partially offset by the temporary increase in operating costs incurred at its Ft. Lauderdale, Florida facility, as the Company finalizes this facility's expansion. As a percent of revenue, the cost of goods sold for waste management services decreased from 75.9% of revenue for the quarter ended September 30, 1995 to 66.1% of revenue for the quarter ended September 30, 1996, again reflecting the impact of the restructuring and cost reduction programs. Cost of goods sold also decreased $3,458,000 for the nine month period ended September 30, 1996 to $13,465,000, from a total of $16,923,000 for the same period of 1995. As a percent of revenue, the cost of goods sold decreased from 75.8% for the nine months ended September 30, 1995 to 70.2% for the nine months of 1996. This decrease in cost of goods sold again reflects the savings resulting from the above discussed cost containment programs and restructuring related changes.

Consulting Engineering Services -- Quarter and Nine Months Ended September 30, 1996 and 1995
_________________________________________________________________
     The Company's consulting engineering segment provides a wide variety of environmental consulting and engineering services to industry and government. Through the Company's wholly-owned subsidiaries in Tulsa, Oklahoma and St. Louis, Missouri, this segment provides oversight management of environmental restoration projects, air and soil sampling and compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities. This segment, like many other engineering firms within the pollution control industry, is maturing rapidly, experiencing downward pricing pressure and competitive conditions.

     Net revenues for the consulting engineering segment were $1,612,000 for the quarter ended September 30, 1996, as compared to $1,617,000 for the quarter ended September 30, 1995, which reflects the continued improvement from the first and second quarters of 1996. Net revenues, however, for the nine months ended
September 30, 1996 were $4,291,000 as compared to $4,740,000 for the nine months of 1995. This decrease of $449,000, or 9.5%, occurred principally during the first quarter and reflects, among other changes, the above discussed competitive nature of the industry, weather related issues that delayed the start-up of certain contracts, and the corresponding loss of certain other contracts. Also, during 1995, the Company closed its Canton, Ohio office of Schreiber, Grana and Yonley, Inc., which resulted in approximately $87,000 of this revenue reduction. The Company has also, however, partially offset this reduction by the receipt of several new contracts/relationships and the expansion of its product base into new services to be provided to current and prospective customers.

     Cost of goods sold decreased $168,000 to $1,147,000 from $1,315,000 for the quarter ended September 30, 1996 and 1995, respectively. This decrease of 12.8% reflects the overall reduction of operating costs on revenues, which were consistent for the third quarter of 1996 as compared to 1995. Also, with this improved utilization and aggressive cost containment program, the consulting engineering segment's cost of goods sold decreased from 81.3% of net revenues to 71.2% of net revenues for the quarter ended September 30, 1995 and 1996, respectively. Cost of goods sold for the nine months ended September 30, 1996 were $3,128,000 as compared to $3,791,000 for the same period of 1995. This decrease of $663,000 or 17.5% reflects, as discussed above, the impact of reduced revenue and cost containment efforts. These results reflect a gross margin level of 27.1% for the nine months of 1996, an improvement over the 20.0% for 1995.

Liquidity and Capital Resources of the Company
______________________________________________
     At September 30, 1996, the Company had cash and cash equivalents of $83,000. This cash and cash equivalents total reflects a decrease of $118,000 from December 31, 1995, as a result of net cash used in operations of $1,067,000 (principally related to the reduction of accounts payable and accrued expenses), cash used in investing activities of $348,000 (principally purchases of equipment, net totaling $1,487,000, partially offset by the proceeds from the sale of property and equipment of $1,211,000) and cash provided by financing activities of $1,297,000. Accounts receivable, net of allowances, totalled $5,373,000, an increase of $342,000 over the December 31, 1995 balance of $5,031,000, which reflects the increased revenue levels as the Company emerges from its traditionally busier summer months, in comparison to the late fourth quarter, a period of reduced revenue due to holidays and shut-downs.

     As of September 30, 1996, the borrowings under the Company's revolving loan facility totalled $1,432,000, a decrease of $1,744,000 from the December 31, 1995 balance of $3,176,000, with a related borrowing availability of $2,213,000, based on 80% of the amount of eligible receivables of the Company as of September 30, 1996. The balance on the term loan totalled $1,513,000, as compared to $2,083,000 at December 31, 1995. Total indebtedness under the Agreement with Heller, as amended, as of September 30, 1996 was $2,945,000, a reduction of $2,314,000 from the December 31, 1995, balance of $5,259,000. See Note 2 to Notes to Consolidated Financial Statements.

     Pursuant to the Agreement with Heller, as amended by the Third Amendment, the term loan bears interest at a floating rate equal to the base rate (prime) plus 1 3/4% per annum, and the revolving loan bears interest at a floating rate equal to the base rate (prime) plus 1 1/2% per annum. The loans also contain certain closing, management and unused line fees payable throughout the term. However, during the period that the Agreement was in default, a default rate of interest was applied effective August 21, 1995 through the date of the Third Amendment, and therefore the Heller obligations bore interest at the above noted effective rate plus 2.0%. Both the revolving loan and term loan were prime based loans at September 30, 1996, bearing interest at a rate of 9.75% and 10.00%, respectively. See Note 2 to the Notes to Consolidated Financial Statements.

     As of September 30, 1996, total consolidated accounts payable for the Company was $3,422,000, a reduction of $1,980,000 from the December 31, 1995 balance of $5,402,000. This September 1996 balance also reflects a reduction of $1,563,000 in the balance of payables in excess of sixty (60) days, to a total of $1,662,000. The Company utilized a portion of the net proceeds received in connection with the sale of preferred stock during 1996, as discussed below, to reduce accounts payable.

     As discussed in Note 2 to Notes to Consolidated Financial Statements, Ally Capital Corporation ("Ally") has provided the Company with an equipment financing arrangement to finance the purchase of capital equipment. As of September 30, 1996, the Company's outstanding principal balance owing under this equipment financing arrangement was $1,404,000. The Company has fully utilized this equipment financing arrangement with Ally.

     For 1996, the Company had budgeted capital expenditures of $1,250,000 for improving operations and maintaining Resource Conservation Recovery Act ("RCRA") permit compliance. All of these expenditures are materially necessary to maintain compliance with federal, state or local permit standards. As of September 30, 1996, the Company's net purchases of new capital equipment totalled approximately $1,487,000, which was principally funded by the proceeds from the issuance of Preferred Stock, as discussed below, with the exception of $57,000, which was financed by the Company's equipment financing lender discussed above, and $44,000 through various other lease financing sources. At this time, the Company anticipates additional capital expenditures of approximately $400,000 will be required during the fourth quarter of 1996 for the completion of existing projects and initiation of others, to be financed by a combination of lease financing with lenders other than under the equipment financing arrangement discussed above and/or utilization of the equity raised in July, 1996, as discussed below and in Note 4 of the Notes to Consolidated Financial Statements.

     At September 30, 1996, the Company had $5,006,000 in aggregate principal amounts of outstanding debt, as compared to $8,478,000 at December 31, 1995. This decrease in outstanding debt of $3,472,000 during the first nine months of 1996 reflects the net repayment of the revolving loan and term note facility of $2,314,000, the scheduled principal repayments on long-term debt of $1,228,000, including the equipment finance agreement payments to Ally, and the repayment of $582,000 on a mortgage obligation in conjunction with the Re-Tech sale, as discussed below.

     The working capital deficit position at September 30, 1996 was $1,288,000, as compared to a deficit position of $9,372,000 at December 31, 1995. The December, 1995, deficit position includes the reclassification of certain long-term debt to current as a result of a default under certain financial ratios under certain loan agreements at that time. Prior to this reclassification, the December, 1995, deficit position would have been $3,399,000, which reflects an improvement in this position of $2,111,000 during the nine months of 1996.

     As previously disclosed, the Company issued to RBB Bank, during February 1996, 1,100 shares of newly created Series 1 Preferred at a price of $1,000 per share, for an aggregate sales price of $1,100,000, and paid a placement fee of $176,000. The Company also issued to RBB Bank 330 shares of newly created Series 2 Preferred at a price of $1,000 per share, for an aggregate sales price of $330,000, and paid a placement fee of $33,000. The Series 1 Preferred and Series 2 Preferred accrued dividends on a cumulative basis at a rate per share of five percent (5%) per annum, payable, at the Company's option, in cash or in common stock of the Company. All dividends on the Series 1 Preferred and Series 2 Preferred were paid by the issuance of shares of common stock. During the second quarter of 1996, a total of 722 shares of the Series 1 Preferred were converted into approximately 1,035,000 shares of the Company's common stock and the associated accrued dividends were paid in the form of approximately 15,000 shares of the Company's common stock. Pursuant to a subscription and purchase agreement for the issuance of Series 3 Class C Convertible Preferred Stock, as discussed below, the remaining 378 shares of the Series 1 Preferred and the 330 shares of the Series 2 Preferred were converted during July 1996 into 920,000 shares of the Company's common stock, which included the accrued and unpaid dividends thereon, and the Company purchased the 920,000 shares for $1,769,000. As a result of such conversions, the Series 1 Preferred and Series 2 Preferred are no longer outstanding.

     On July 17, 1996, the Company issued to RBB Bank 5,500 shares of newly-created Series 3 Preferred at a price of $1,000 per share, for an aggregate sales price of $5,500,000, and paid placement and closing fees of approximately $360,000. As part of the consideration for the issuance of the Series 3 Preferred, the Company also issued to RBB Bank two (2) common stock purchase warrants entitling RBB Bank to purchase, after December 31, 1996, until July 18, 2001, an aggregate of up to 2,000,000 shares of common stock, with 1,000,000 shares exercisable at an exercise price equal to $2.00 per share and the other 1,000,000 shares of common stock exercisable at an exercise price equal to $3.50 per share. Dividends on the Series 3 Preferred are paid when and as declared by the Board of Directors at a rate of six percent (6%) per annum and are payable semi-annually. Dividends are cumulative and shall be paid, at the option of the Company, in the form of cash or common stock of the Company. It is the present intent of the Company to pay such dividends, if any, in common stock of the Company. The shares of the Series 3 Preferred may be converted into shares of common stock. See Note 4 of Notes to Consolidated Financial Statements. The Company received from the sale of the Series 3 Preferred net proceeds of approximately $5,100,000. Pursuant to the terms of the Subscription Agreement relating to the sale of the Series 3 Preferred, the Company has purchased from RBB Bank from the net proceeds 920,000 shares of common stock of the Company that RBB Bank received upon conversion of the balance of the outstanding shares of Series 1 Preferred and Series 2 Preferred for $1,769,000. The Company has used, or intends to use, approximately $1,650,000 of the net proceeds for capital improvements at its various facilities and the balance of the net proceeds to reduce outstanding trade payables and for general working capital. As of this date, the holder of the Series 3 Preferred has not elected to convert any of the Series 3 Preferred into common stock of the Company.

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

     In summary, the Company has taken a number of steps to improve its operations and liquidity as discussed above, including the equity raised in 1996. If the Company is unable to continue to improve its operations and to sustain profitability in the foreseeable future, such would have a material adverse effect on the Company's liquidity position and on the Company. This is a forward-looking statement and is subject to certain factors that could cause actual results to differ materially from those in the forward-looking statement, including, but not limited to, the Company's ability to maintain profitability or, if the Company is not able to maintain profitability, whether the Company is able to raise additional liquidity in the form of additional equity or debt.

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                        PART II - Other Information


Item 1.   Legal Proceedings
          _________________

     There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported in the Company's Form 10-K for the year ended December 31, 1995, except as discussed below:

     The Ohio Attorney General has advised the Company's subsidiary, Perma-Fix of Dayton, Inc. ("PFD") that it is considering filing a complaint (the "Complaint") against PFD alleging that PFD had violated certain of Ohio's hazardous waste laws regarding ordered compliance with an EPA approved "Closure Plan" for certain property leased by a company merged into PFD prior to the acquisition of PFD by the Company. The Ohio Attorney General alleges that PFD has not met either timetables or financial assurance requirements which were part of the Closure Plan. The Company is currently negotiating a consent order with the Attorney General of Ohio under which the Company believes it will agree to undertake closure of the Leased Property in an EPA approved manner. The Company believes that the consent order will also require PFD to pay a civil penalty to the State of Ohio in an amount which has not yet been determined ("Civil Penalty"), and to supply financial assurance, in the form of a bond or similar trust agreement, of approximately $340,000 to ensure adequate funding for completing the Closure Plan. The Company has maintained such a trust fund, which trust fund had approximately $325,000 in funds therein. The Company increased the amount in the trust fund to $340,000 to comply with the request of the Ohio Attorney General. The Company believes that the amount of the Civil Penalty which may be assessed pursuant to the consent order will not be of sufficient size that payment thereof by the Company will have a material adverse effect upon the Company. This is a forward looking statement and is subject to certain factors that could cause variation from what is described in such forward looking statement, including, but not limited to, the Company's inability to come to a suitable agreement with the Attorney General of Ohio or the Ohio EPA.


Item 6.   Exhibits and Reports on Form 8-K
           ________________________________

     (a)  Exhibits
          ________

         Exhibit 4.1  -  Third Amendment to Loan and Security
                         Agreement with Heller Financial, Inc.

                         previously filed as Exhibit 4.1 to the
                         Company's Form 10-Q for the quarter ended
                         June 30, 1996, and is incorporated herein by reference.

         Exhibit 4.2  -  Amendment to Ally Capital Corporation
                         Lease Agreement dated August 16, 1996,
                         previously filed as Exhibit 4.3 to the
                         Company's Form 10-Q for the quarter ended
                         June 30, 1996, and is incorporated herein by reference.

         Exhibit 4.3  -  Subscription and Purchase Agreement,
                         dated July 17, 1996, between the Company and RBB Bank Aktiengesellschaft ("RBB Bank"), previously filed as Exhibit 4.4 to the Company's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference.

         Exhibit 4.4  -  Fourth Amendment to Loan and Security
                         Agreement with Heller.

         Exhibit 4.5  -  Amendment to Ally Capital Lease Agreement
                         dated November 14, 1996.

         Exhibit 10.1 -  Common Stock Purchase Warrant Certificate
                         dated July 19, 1996, granted to RBB Bank, previously filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference.

         Exhibit 10.2 -  Common Stock Purchase Warrant Certificate
                         dated July 19, 1996, granted to RBB Bank, previously filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference.

         Exhibit 27   -  Financial Data Schedule.

     (b)  Reports on Form 8-K
          ___________________

          No reports on Form 8-K were filed during the third quarter of 1996.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                PERMA-FIX ENVIRONMENTAL
                                    SERVICES, INC.


Date:  November 19, 1996       By: /s/ Dr. Louis F. Centofanti
                                  ____________________________
                                     Dr. Louis F. Centofanti
                                     Chairman of the Board
                                     Chief Executive Officer


                                By: /s/ Richard T. Kelecy
                                   ____________________________
                                     Richard T. Kelecy
                                     Chief Financial Officer

                               EXHIBIT INDEX



                                                           Page No.
                                                           ________
Exhibit 4.1   Third Amendment to Loan and Security
               Agreement with Heller Financial, Inc.
               (previously filed as Exhibit 4.1 to
               the Company's Form 10-Q for the
               quarter ended  June 30, 1996, and
               is incorporated herein by reference . . . . .   -


Exhibit 4.2  Amendment to Ally Capital Corporation
               Lease Agreement dated August 16, 1996,
               previously filed as Exhibit 4.3 to the
               Company's Form 10-Q for the quarter
               ended June 30, 1996, and is incorporated
               herein by reference . . . . . . . . . . . . .    -

Exhibit 4.3  Subscription and Purchase Agreement, dated
               July 17, 1996, between the Company and
               RBB Bank Aktiengesellschaft ("RBB Bank"),
               previously filed as Exhibit 4.4 to the
               Company's Form 10-Q for the quarter
               ended June 30, 1996, and is incorporated
               herein by reference . . . . . . . . . . . . .    -

Exhibit 4.4  Fourth Amendment to Loan and Security
               Agreement with Heller . . . . . . . . . . . .    33

Exhibit 4.5  Amendment to Ally Capital Lease Agreement
               dated November 14, 1996 . . . . . . . . . . .    43

Exhibit 10.1 Common Stock Purchase Warrant Certificate
               dated July 19, 1996, granted to RBB Bank,
               previously filed as Exhibit 10.1 to the
               Company's Form 10-Q for the quarter ended
               June 30, 1996, and is incorporated herein
               by reference. . . . . . . . . . . . . . . . .     -

Exhibit 10.2 Common Stock Purchase Warrant Certificate
               dated July 19, 1996, granted to RBB Bank,
               previously filed as Exhibit 10.2 to the
               Company's Form 10-Q for the quarter ended
               June 30, 1996, and is incorporated herein
               by reference. . . . . . . . . . . . . . . . .     -

Exhibit 27   Financial Data Schedule . . . . . . . . . . . .    47
BALL:\N-P\PESI\10-Q\996\EDGAR\99610Q.
