Form 10-Q/A
period 1996-09-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 1996-11-20
CIK 891532

================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                          ______________________

                                 Form 10-Q/A

                              Amendment No. 1
                                    to

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

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                       September 30,
(Amounts in Thousands,                     1996       December 31,
Except for Share Amounts)               (Unaudited)       1995
___________________________________________________________________
ASSETS
Current assets:
   Cash and cash equivalents              $      83     $    201
   Restricted cash                              441          380
   Accounts receivable, net of
    allowance for doubtful accounts
    of $406 and $392, respectively            5,373        5,031
   Inventories                                   98          183
   Prepaid expense                              658          414
   Other receivables                            155          134
                                          _________     ________
       Total current assets                   6,808        6,343

Property and equipment:
   Building and land                          4,776        6,055
   Equipment                                  5,860        5,874
   Vehicles                                   1,373        1,589
   Leasehold improvements                       386          143
   Office furniture and equipment             1,316        1,252
   Construction in progress                   2,637        1,435
                                          _________     ________
                                             16,348       16,348
   Less accumulated depreciation             (4,282)      (3,378)
                                          _________     ________
        Net property and equipment           12,066       12,970

Other assets:
   Permits, net of accumulated amorti-
     zation of $540 and $366,
     respectively                             3,961        4,036
   Goodwill, net of accumulated amorti-
     zation of $398 and $289, respectively    4,883        4,992
   Covenant not to compete, net of accum-
     ulated amortization of $363 and $304,
     respectively                                28           87
     Other assets                               413          445
                                           ________     ________
       Total assets                        $ 28,159     $ 28,873
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

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                             Three Months Ended
                                                September 30,
(Amounts in Thousands,                   __________________________
Except for Share Amounts)                     1996         1995
___________________________________________________________________
Net revenues                               $  7,734     $  9,049

Cost of goods sold                            5,195        6,953
                                           ________     ________

        Gross profit                          2,539        2,096

Selling, general and administrative           1,751        2,041

Depreciation and amortization                   515          618

Nonrecurring charges                              -            -
                                           ________     ________
        Income (loss) from operations           273         (563)

Other income (expense):
   Interest income                               13           22
   Interest expense                            (163)        (248)
   Other                                         32          (29)
                                           ________     ________
        Net income (loss)                  $    155    $    (818)
                                           ========     ========

Preferred stock dividends                        64            -
                                           ________    _________
        Net income (loss) applicable
          to common stock                  $     91    $    (818)
                                           ========    =========

Net income (loss) per share                $    .01    $    (.10)
                                           ========     ========

Weighted average number of common
  and common equivalent shares
  outstanding                                12,489        7,872
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

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              PART I, ITEM 2

Results of Operations
     The table below should be used when reviewing management's discussion and analysis for the three and nine months ended
September 30, 1996, and 1995 (in thousands):

                                       Three Months Ended
                                          September 30,
                               _________________________________

Consolidated                     1996      %       1995      %
____________                   _______   _____   _______   _____
Net Revenues                   $ 7,734   100.0   $ 9,049   100.0
Cost of Goods Sold               5,195    67.2     6,953    76.8
                                ______   _____    ______   _____
  Gross Profit                   2,539    32.8     2,096    23.2

Selling, General and
  Administrative                 1,751    22.6     2,041    22.6
Depreciation/Amortization          515     6.7       618     6.8
Nonrecurring Charges                 -       -         -       -
                                ______   _____    ______   ______
  Income (loss) from
    Operations                  $  273     3.5   $  (563)   (6.2)
                                ======   =====    ======   ======
Interest Expense                $  163     2.1   $   248     2.7
                                ======   =====    ======   =====

Preferred Stock Dividend        $   64     0.8   $     -       -
                                ======   =====    ======   ======

                                       Nine Months Ended
                                         September 30,
                               _________________________________

Consolidated                     1996      %       1995      %
____________                   _______   _____   _______   _____
Net Revenues                   $23,484   100.0   $27,053   100.0
Cost of Goods Sold              16,593    70.7    20,714    76.6
                                ______   _____    ______   _____
  Gross Profit                   6,891    29.3     6,339    23.4

Selling, General and
  Administrative                 5,175    22.0     6,140    22.7
Depreciation/Amortization        1,692     7.2     1,761     6.5
Nonrecurring Charges                 -       -       705     2.6
                                ______   _____     ______  ______
  Income (loss) from
    Operations                  $   24     0.1   $(2,267)   (8.4)
                                ======   ======    ======  ======
Interest Expense                $  641     2.7   $   687     2.5
                                ======   ======    ======  ======
Preferred Stock Dividend        $   74     0.3    $    -       -
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



                                PERMA-FIX ENVIRONMENTAL
                                    SERVICES, INC.


Date:  November 20, 1996       By: /s/ Dr. Louis F. Centofanti
                                  ____________________________
                                     Dr. Louis F. Centofanti
                                     Chairman of the Board
                                     Chief Executive Officer


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
