Form 10-K
period 1996-12-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 1997-04-15
CIK 891532

=================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                           ____________________

                                 Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended    December 31, 1996
                          __________________________
                                    or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF    1934
     For the transition period from ______________ to ______________

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

Securities registered pursuant to Section 12(b) of the Act:

                                   Name of each exchange
     Title of each class           on which registered
    ___________________            _____________________

Common Stock, $.001 Par Value      Boston Stock Exchange
Redeemable Warrants                Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Class B Warrants

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X     No
                         _____     ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[     ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 14, 1997, based on the closing sale price of such stock as reported by NASDAQ on such day, was $13,521,998. The Company is listed on the Small-Cap Market on NASDAQ.

As of March 14, 1997, there were 10,095,948 shares of the registrant's common stock, $.001 par value, outstanding, excluding 920,000 shares held as treasury stock.

Documents Incorporated by reference:  None
                                   _____

     =================================================================

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                                   INDEX


                                                                      Page No.
PART I
       Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . .1

       Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . 14

       Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . 15

       Item 4.   Submission of Matters to a Vote of
                   Security Holders. . . . . . . . . . . . . . . . . . 16

       Item 4A. Executive Officers of the Company. . . . . . . . . . . 18

PART II

       Item 5.   Market for Registrant's Common Equity and Related
                    Stockholder Matters. . . . . . . . . . . . . . . . 20

       Item 6.   Selected Financial Data . . . . . . . . . . . . . . . 21

       Item 7.   Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations. . . . . . . . . . . . . 22

       Item 8.   Financial Statements and Supplementary Data . . . . . 36

       Item 9.   Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure. . . . . . . . 79

PART III

       Item 10. Directors and Executive Officers of
                  the Registrant. .  . . . . . . . . . . . . . . . . . 80

       Item 11. Executive Compensation . . . . . . . . . . . . . . . . 83

       Item 12. Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . . . . . . . 89

       Item 13. Certain Relationships and Related Transactions . . . . 93

PART IV

       Item 14. Exhibits, Financial Statement Schedules
            and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 99

                                  PART I

ITEM 1.  BUSINESS

Company Overview

     Perma-Fix Environmental Services, Inc. (the "Company") is a
Delaware corporation engaged in the (i) treatment, storage, recycling and disposal of hazardous and non-hazardous waste, mixed waste which is both low-level radioactive and hazardous, and industrial waste management services; and (ii) consulting engineering services to industry and government for broad-scope environmental issues. The Company has grown through both acquisitions and internal development. The Company's present objective is to maximize the profitability of its existing segments and to continue to focus on those core businesses and expertise which will achieve this objective.

Principal Products and Services
     Through its subsidiaries, the Company is in the following two
(2) lines of business: (i) waste management, including off-site and on-site services for the treatment, storage, recycling and disposal of hazardous, non-hazardous and mixed low-level radioactive and hazardous wastes; and (ii) environmental engineering and consulting services specializing in environmental management programs, agency communications, regulatory permitting, compliance and auditing, landfill design, field testing and characterization. The Company services research institutions, commercial companies and governmental agencies nationwide. Distribution channels for services are through direct sales to customers or via intermediaries.

     The Company was incorporated in December of 1990 as a Delaware corporation. Its executive offices are located at 1940 N.W. 67th
Place, Gainesville, Florida 32653.

     A more detailed summary of the Company's industrial waste management and consulting engineering services is provided below:

     Waste Management Services: The Company provides off-site waste storage, treatment, recycling and disposal services through its five treatment, storage and disposal ("TSD") facility subsidiaries:
Perma-Fix Treatment Services, Inc. ("PFTS") located in Tulsa,
Oklahoma; Perma-Fix of Dayton, Inc. (PFD), located in Dayton, Ohio;
Perma-Fix of Memphis, Inc. ("PFM"), located in Memphis, Tennessee;
Perma-Fix of Ft. Lauderdale, Inc. (PFL), located in Ft. Lauderdale,
Florida; and Perma-Fix of Florida, Inc. (PFF), located in
Gainesville, Florida. PFTS is a permitted facility that provides transportation, treatment and storage of liquid hazardous and non-hazardous wastes, stabilization of liquid and solid drum residues and disposal of non-hazardous liquid waste, including characteristic hazardous liquid waste in which the hazardous characteristics are removed, by injection into a deep well located at PFTS' facility.
Prior to disposal, all hazardous liquids are processed in a manner designed to remove or eliminate the hazardous characteristics of the liquids. PFTS is permitted to dispose in the deep well non-hazardous waste liquids (including, but not limited to, characteristic waste liquids for which the hazardous characteristics have been removed). The deep well has been specifically designed and constructed for this purpose.

     PFD operates a permitted hazardous waste treatment and storage facility to collect and treat oily waste waters and used oil from both small and large quantity generators and provides hazardous waste treatment services for collecting and processing organic solvents, sludges, and solids for use as substitute fuels in cement kilns.

     PFM is a permitted facility that provides transportation, storage, treatment and disposal services to hazardous and non-hazardous waste generators throughout the United States. PFM operates a hazardous waste storage facility that primarily blends and processes hazardous and non-hazardous waste liquids, solids and sludges into substitute fuel or as a raw material substitute in cement kilns that have been specially permitted for the processing of hazardous and non-hazardous wastes.

     On January 27, 1997, PFM sustained an explosion and fire at its TSD facility in Memphis, Tennessee, which resulted in damage to certain hazardous waste storage tanks located on the facility and caused certain limited contamination at the facility. From the date of the fire through the date of this report, this facility has not been operational. However, PFM has accepted and will continue to accept waste for processing and disposal, but has arranged for other facilities owned by the Company or subsidiaries of the Company or others not affiliated with the Company to process such waste. The utilization of other facilities to process such waste results in higher costs to PFM than if PFM were able to store and process such waste at its Memphis, Tennessee, TSD facility, along with the additional handling and transportation costs associated with these activities. PFM is in the process of repairing and/or removing the damaged storage tanks and any contamination resulting from the occurrence, and, as of the date of this report, anticipates that PFM will be able to begin certain operations at the facility by the end of April 1997. The extent of PFM's activities at the facility, once operations are renewed, are presently being evaluated by the Company. The Company and PFM have property and business interruption insurance and have provided notice to its carriers of such loss. Although there are no assurances, the Company presently believes that its property insurance will cover any property loss suffered by PFM at the facility as a result of such occurrence. The
Company is in the process of determining the amount of business interruption insurance that may be recoverable by PFM as a result thereof, if any. See "Property," "Management's Discussion and

Analysis of Financial Condition and Results of Operations" and Note
15 to Notes to Consolidated Financial Statements. Certain statements contained in this paragraph are forward-looking statements, and (i) PFM may be unable to begin operations as stated above if repair, removal or restoration of the damaged tanks are delayed beyond the date stated or any federal, state or local governmental authority institutes action against PFM prohibiting PFM from beginning operations or delays issuance of the approvals, if any, necessary for PFM to begin operations, or (ii) the insurance carrier determines that property loss coverage is not available or is available only in limited amounts or contests the amount of PFM's claim.

     PFL is a permitted facility that collects and treats hazardous waste waters, oily waste waters, used motor oils and other waste petroleum products. Recycled waste oil is sold as "on-specification" fuel. PFL also provides underground storage tank cleaning and removal support services, and other tank and pit cleaning activities that complement the facility's treatment capabilities.

     PFF specializes in the processing and treatment of certain types of low-level mixed radioactive and hazardous wastes. Its four basic services include the treatment and processing of waste Liquid
Scintillation Vials (LSVs), the processing and handling of other mixed and radioactive wastes, collection and processing of organic solvents and sludges for fuel blending, and management of various other hazardous and non-hazardous wastes. The LSVs are generated primarily by institutional research agencies and biotechnical companies. These wastes contain mixed (low-level) radioactive materials and hazardous waste (flammable) constituents. This business began in 1983 and to this date has processed over one million ft3 of LSV waste. Management believes that PFF controls approximately 80% of the available LSV business in the country. The business has expanded into receiving and handling other low-level radioactive and mixed wastes primarily from the nuclear utilities, the U.S. Department of Energy ("USDOE") and other government facilities. PFF manages the activities at the facility under the jurisdiction of the State of Florida Office of Radiation Control and the State Department of Environmental Protection.

     Through its wholly-owned subsidiary, Industrial Waste
Management, Inc. ("IWM"), located in St. Louis, Missouri, the
Company is engaged in supplying and managing non-hazardous and hazardous waste to be used by cement plants as a substitute fuel or as a source of raw materials used in the production of cement.

     The Company also provides on-site (at the generator's site) waste treatment services to convert certain types of characteristic hazardous wastes into non-hazardous waste by removing those characteristics which categorize such waste as "hazardous" and treats non-hazardous waste as an alternative to off-site waste treatment and disposal methods. These services are provided by the Company's wholly-owned subsidiaries, Perma-Fix, Inc. ("PFI") and
Reclamation Systems, Inc. ("RSI"), through "Service Centers".
Service Centers are located in Tulsa, Oklahoma, and Albuquerque, New
Mexico. PFI does not treat on-site waste that is specifically listed as hazardous waste by the EPA under the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), but treats only non-hazardous waste and characteristic waste deemed hazardous under RCRA.

     For 1996, the Company's waste management services business accounted for approximately 82.1% of the Company consolidated revenues, as compared to approximately 82.7% for 1995.

     Consulting Engineering Services: The Company provides environmental engineering and regulatory compliance consulting services through Schreiber, Grana & Yonley, Inc. ("SG&Y") located in St. Louis, Missouri, and Mintech, Inc. ("Mintech") located in
Tulsa, Oklahoma, with a field office in Kansas City, Kansas. SG&Y specializes in environmental management programs, permitting, compliance and auditing, in addition to landfill design, field investigation, testing and monitoring. SG&Y clients are primarily industrial, and include extensive work in the cement manufacturing industry. Mintech specializes in environmental and geotechnical consulting, engineering, geology, hydrogeology and geophysics, including evaluating, selecting and implementing the appropriate environmental solutions to problems involving soil and water. In addition, Mintech personnel routinely provide training services required under RCRA and the Superfund Amendments and Reauthorization
Act ("SARA") to private industry, governmental agencies and military installations. During 1996 environmental engineering and regulatory compliance consulting services accounted for approximately 17.9% of the Company's total revenue, as compared to 17.3% in 1995.

Segment Information and Foreign and Domestic Operations and Export
Sales
     During 1996, the Company was engaged in two industry segments:
(i) treatment, recycling and disposal of hazardous and non-hazardous wastes; and (ii) environmental engineering and consulting services.
See Note 12 of Notes to Consolidated Financial Statements included in Item 8 of this report. Most of the Company's activities were conducted in the Southeast, Southwest and Midwest. The Company had no foreign operations or export sales during 1996.

Importance of Patents and Trademarks, or Concessions Held
     The Company does not believe that it is dependent on any particular patent or trademark in order to operate its business or any significant segment thereof. The Company has received registration through the year 2000 for the service mark "Perma-Fix" by the U.S. Patent and Trademark office.

     The Company owns patents covering various systems for the recycling of waste materials in cement kilns. The Company has an agreement with Continental Cement Company which provides for the payment of royalties to Continental at such time as one or more of the above patents are licensed to other cement manufacturers for the recycling of waste materials.

     The Company does not believe the on-site waste treatment processes utilized by PFI are patentable. The Company does, however, believe that its level of expertise in utilizing such processes is substantial, and, therefore, maintains such processes as a trade secret of the Company. The Company maintains a policy whereby key employees of PFI who are involved with the implementation of the treatment processes utilized by PFI sign confidentiality agreements with respect to non-disclosure of such processes.

Permits and Licenses
     The Company's business is subject to extensive evolving and increasingly stringent federal, state and local environmental laws and regulations. Such federal, state and local environmental laws and regulations govern the Company's activities regarding the treatment, storage, recycling, disposal and transportation of hazardous, non-hazardous and radioactive wastes, and require the Company and/or its subsidiaries to obtain and maintain permits, licenses and/or approvals in order to conduct certain of their waste activities. Failure to obtain and maintain such permits or approvals would have a material adverse effect on the Company, its operations and financial condition. Moreover, as the Company expands its operations it may be required to obtain additional approvals, licenses or permits, and there can be no assurance that the Company will be able to do so.

     PFTS is presently operating its hazardous waste storage and treatment activities under a RCRA Part B permit. It operates its deepwell injection disposal facility under a non-hazardous waste permit issued by the State of Oklahoma.

     PFM operates under a final RCRA permit relating to its hazardous waste drum storage activities and interim status RCRA permits to store in tanks the hazardous waste which PFM blends and processes into substitute fuels. PFM has submitted for renewal its final RCRA permit.

     PFF operates its hazardous and low-level radioactive waste activities under a RCRA Part B permit and a radioactive materials license. PFF's low-level radioactive license was issued on August
18, 1995 and amended on March 13 and August 15, 1996 for expanded radioactive waste management activities. These include larger numbers of radioisotopes, increased radioactive chemical/physical forms, research and development, and holding times of up to three
(3) years.

     PFD operates a hazardous and non-hazardous waste treatment and storage facility under a RCRA Part B permit granted January 3, 1996.

     The Company believes that its TSD facilities presently have obtained all approvals, licenses and permits necessary to enable it to conduct its business as it is presently conducted. The failure of the Company's TSD facilities to renew any of their present approvals, licenses and permits, or the termination of any such approvals, licenses or permits, could have a material adverse effect on the Company, its operations and financial condition.

     The Company believes that its on-site waste treatment services performed by PFI does not require federal environmental permits provided certain conditions are met, and PFI has received written verification from each state in which it is presently operating that no such permit is required provided certain conditions are met.
There can be no assurance that states in which the Company's waste facilities presently do business, other states in which the Company's waste facilities may do business in the future, or the federal government will not change policies or regulations requiring
PFI to obtain permits to carry on its on-site activities.

Seasonality
     Management believes that the Company experiences a seasonal slowdown during the winter months extending from late November through early March. The seasonality factor is a combination of the inability to generate consistent billable hours in the consulting engineering segment, along with poor weather conditions in the central plains and midwestern geographical markets it serves for on-site and off-site services, resulting in a decrease in revenues and earnings during such period.

Dependence Upon a Single or Few Customers
     The majority of the Company's revenues for fiscal 1996 have been derived from hazardous and non-hazardous waste management services provided to a variety of industrial and commercial customers. The Company's customers are principally engaged in research, biotechnical development, transportation, chemicals, metal processing, electronic, automotive, petrochemical, refining and other similar industries, in addition to government agencies that include the USDOE, USDOD, USDA, VA and other federal, state and local agencies. The Company is not dependent upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on the Company, and the Company during 1996 did not make sales to any single customer that in the aggregate amount represented more than ten percent (10%) of the Company's consolidated revenues.

Competitive Conditions
     The Company competes with numerous companies that are able to provide one or more of the environmental services offered by the Company and many of which may have greater financial, human and other resources than the Company. However, the Company believes that the range of waste management and environmental consulting, treatment, recycling and remediation services it provides affords it a competitive advantage with respect to certain of its more specialized competitors. The Company believes that the treatment processes it utilizes offer a cost savings alternative to more traditional remediation and disposal methods offered by the Company's competitors.

     Many other companies presently provide services similar to those provided by the Company (except in the low-level radioactive and hazardous mixed waste area, which has only a few competitors), and there continues to be intense competition within certain segments of the waste management industry, which has resulted in reduced gross margin levels for those segments. Competition in the waste management industry is likely to increase as the industry continues to mature, as more companies enter the market and expand the range of services which they offer and as the Company and its competitors move into new geographic markets. The Company believes that there are no formidable barriers to entry into the on-site treatment business within which PFI operates. The Company believes that the permitting requirements, and the cost to obtain such permits, are barriers to the entry of hazardous waste TSD facilities and radioactive activities as presently operated by the Company through its subsidiaries. Certain of the non-hazardous waste operations of the Company, however, do not require such permits and, as a result, entry into these non-hazardous waste businesses would be easier. In addition, at present there is only one other facility in the United States that provides low-level radioactive and hazardous waste recycling of scintillation vials, which requires both a radioactive permit and a hazardous waste permit. If the permit requirements for both hazardous waste storage, treatment and disposal activities and/or the handling of low level radioactive matters are eliminated or made easier to obtain, such would allow more companies to enter into these markets and provide greater competition to the Company.

     In the on-site waste treatment service area, the Company believes that the major competition to its services is the continued utilization of traditional off-site disposal methods such as landfilling. As the viability of the Company's on-site treatment process is demonstrated in the market, the Company believes that the potential to reduce costs and the ability to limit potential liability will persuade waste generators to utilize the Company's services. In the future, the Company believes that it will face direct competition as processes such as those applied by the Company are utilized by competitors.

     The Company believes that it is a significant participant in the delivery of off-site waste treatment services in the Southeast, Midwest and Southwest. The Company competes with TSD facilities operated by national, regional and independent environmental services firms located within a several hundred mile radius of the Company's facilities. The TSD with radiological activities works on a nationwide basis, to include Puerto Rico, Guam, Samoa, the Virgin Islands and Antarctica.

     The Company's competitors for remediation services include national and regional environmental services firms that may have larger environmental remediation staffs and greater resources than the Company. The Company recognizes its lack of technical and financial resources necessary to compete for larger remediation contracts and therefore, presently concentrates on remediation services projects within its existing customer base or projects in its service area which are too small for companies without a presence in the market to perform competitively.

     Environmental engineering and consulting services provided by the Company through Mintech and SG&Y involve competition with larger engineering and consulting firms. The Company believes that it is able to compete with these firms based on its established reputation in its market areas and its expertise in several specific elements of environmental engineering and consulting such as environmental applications in the cement industry.

Capital Spending and Certain Environmental Expenditures
     During 1996, the Company spent approximately $2,082,000 in capital expenditures, which was principally for the expansion and improvements to the operations, and to comply with federal, state and local environmental laws, rules and regulations at its TSD facilities. For 1997, the Company has budgeted $1,250,000 for capital expenditures to maintain permit compliance and improve operations and $350,000 to comply with federal, state and local regulations in connection with remediation activities at two locations. As with 1996, these ongoing environmental expenditures were not significant, with the exception of remedial activities at two locations. The two facilities where these expenditures will be made are Environmental Processing Services, Inc. ("EPS"), a former
RCRA storage and recycling facility, and also the remedial activity at the PFM facility. EPS operated its facility on property that it leased from an affiliate of EPS ("Leased Property").

     In June 1994, the Company acquired from Quadrex Corporation and/or a subsidiary of Quadrex Corporation (collectively, "Quadrex") three TSD companies, including the Dayton, Ohio, PFD facility. The former owners of PFD had merged EPS with PFD, which was subsequently sold to Quadrex. The Company, through its acquisition of PFD in 1994 from Quadrex, was indemnified by Quadrex for costs associated with remediating the Leased Property, which entails remediation of soil and/or groundwater restoration. The Leased Property used by EPS to operate its facility is separate and apart from the property on which PFD's facility is located. During 1995, in conjunction with the bankruptcy filing by Quadrex, the Company was required to advance $250,000 into a trust fund to support remedial activities at the Leased Property used by EPS, which was subsequently increased to $343,000. As discussed in Note 7 to the consolidated financial statements included in Item 8, the Company has accrued approximately
$925,000 for the estimated costs of remediating the Leased Property used by EPS, which is in excess of the current estimate for completion and will extend for a period of three (3) to five (5) years.

     The PFM facility is situated in an industrial setting in Memphis, Tennessee, with numerous industrial and commercial businesses proximate. By and from the acquisition of PFM, the Company assumed certain liabilities to remediate gasoline contaminated groundwater and investigate, under the hazardous and solid waste amendments, potential areas of soil contamination on its property. Prior to the Company's ownership of PFM, the prior owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities. As discussed in Note 7 to the Consolidated Financial Statements included in Item 8, the Company has accrued approximately $1,160,000 for the estimated costs of this continuing restoration, which is in excess of the current estimate and will extend for a period of five (5) to ten (10) years.

     As previously discussed, due to a fire and explosion at PFM's
Memphis, Tennessee, TSD facility in January 1997, the Company anticipates, although there is no assurance, that its property insurance will cover substantially all of the costs to repair or remove tanks damaged at the facility as a result of such occurrence.
The Memphis facility has not been operational since the date of such occurrence. However, PFM has accepted and will continue to accept waste for processing and disposal, but has arranged for other facilities owned by the Company or subsidiaries of the Company or others not affiliated with the Company to process such waste. The
Company is in the process of determining the amount of business interruption insurance that may be recoverable by PFM as a result of such occurrence, if any. See "BUSINESS--Waste Management
Services" for further discussion as to such occurrence and certain forward-looking statements contained herein and cautionary statements relating thereto.

     In addition, the Company has budgeted $1,250,000 for capital expenditures during 1997 in order to upgrade its TSD facilities to reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing and to maintain permit compliance requirements. However, there is no assurance that the Company will have the funds available for such budgeted expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and
Capital Resources of the Company".

Number of Employees
     As of December 31, 1996, the Company and its subsidiaries employed approximately 255 persons, of which approximately 61 were assigned to the Company's engineering and consulting segment and approximately 189 to the waste management segment. The Company is not a party to any collective bargaining agreement covering its employees. The Company believes its relationship with its employees is satisfactory.

Governmental Regulation
     The Company and its customers are subject to extensive and evolving environmental laws and regulations administered by the EPA and various other federal, state and local environmental, safety and health agencies. These laws and regulations largely contribute to the demand for the Company's services. Although the Company's customers remain responsible by law for their environmental problems, the Company must also comply with the requirements of those laws applicable to its services. Because the field of environmental protection is both relatively new and rapidly developing, the Company cannot predict the extent to which its operations may be affected by future enforcement policies as applied to existing laws or by the enactment of new environmental laws and regulations. Moreover, any predictions regarding possible liability are further complicated by the fact that under current environmental laws the Company could be jointly and severally liable for certain activities of third parties over whom the Company has little or no control. Although management believes that the Company is currently in substantial compliance with all applicable laws and regulations, the Company could be subject to fines, penalties or other liabilities or could be adversely affected by existing or subsequently enacted laws or regulations. The principal environmental laws affecting the Company and its customers are briefly discussed below.

     The Resource Conservation and Recovery Act of 1976, as amended
("RCRA"). RCRA and its associated regulations establish a strict and comprehensive regulatory program applicable to hazardous waste.
The EPA has promulgated regulations under RCRA for new and existing treatment, storage and disposal facilities including incinerators, storage and treatment tanks, storage containers, storage and treatment surface impoundments, waste piles and landfills. Every facility that treats, stores or disposes of specified minimum amounts of hazardous waste must obtain a RCRA permit or must obtain interim status from the EPA, or a state agency which has been authorized by the EPA to administer its program, and must comply with certain operating, financial responsibility and closure requirements. RCRA provides for the granting of interim status to facilities that allows a facility to continue to operate by complying with certain minimum standards pending issuance or denial of a final RCRA permit.

     Boiler and Industrial Furnace Regulations under RCRA ("BIF
Regulations"). BIF Regulations require boilers and industrial furnaces, such as cement kilns, to obtain permits or to qualify for interim status under RCRA before they may use hazardous waste as fuel. If a boiler or industrial furnace does not qualify for interim status under RCRA, it may not burn hazardous waste as fuel or use such as raw materials without first having obtained a final
RCRA permit. In addition, the BIF Regulations require 99.99% destruction of the hazardous organic compounds used as fuels in a boiler or industrial furnace and impose stringent restrictions on particulate, carbon monoxide, hydrocarbons, toxic metals and hydrogen chloride emissions.

     The Safe Drinking Water Act, as amended (the "SDW Act"), regulates, among other items, the underground injection of liquid wastes in order to protect usable groundwater from contamination.
The SDW Act established the Underground Injection Control Program
("UIC Program") that provides for the classification of injection wells into five classes. Class I wells are those which inject industrial, municipal, nuclear and hazardous wastes below all underground sources of drinking water in an area. Class I wells are divided into non-hazardous and hazardous categories with more stringent regulations imposed on Class I wells which inject hazardous wastes. Operators of Class I hazardous waste injection wells that can demonstrate to the satisfaction of the EPA that the wastes will not migrate from the injection zone for 10,000 years are able to receive significant exemptions from these regulations. PFTS does not have and is not expected to receive such an exemption and therefore only injects non-hazardous liquid waste and certain types of hazardous liquid waste streams which have been treated prior to disposal in compliance with applicable regulations or for which no treatment has been prescribed by applicable law.

     The Comprehensive Environmental Response, Compensation and
Liability Act of 1980 ("CERCLA", also referred to as the "Superfund
Act"). CERCLA governs the clean-up of sites at which hazardous substances are located or at which hazardous substances have been released or are threatened to be released into the environment.
CERCLA authorizes the EPA to compel responsible parties to clean up sites and provides for punitive damages for noncompliance. CERCLA imposes joint and several liability for the costs of clean-up and damages to natural resources.

     Health and Safety Regulations. The operation of the Company's environmental activities is subject to the requirements of the Occupational Safety and Health Act ("OSHA") and comparable state laws. Regulations promulgated under OSHA by the Department of Labor require employers of persons in the transportation and environmental industries, including independent contractors, to implement hazard communications, work practices and personnel protection programs in order to protect employees from equipment safety hazards and exposure to hazardous chemicals.

     Atomic Energy Act. The Atomic Energy Act of 1954 governs the safe handling and use of Source, Special Nuclear and Byproduct materials in the U.S. and its territories. This act authorized the Atomic Energy Commission (now the Nuclear Regulatory Commission) to enter into "Agreements with States to carry out those regulatory functions in those respective states except for Nuclear Power Plants and federal facilities like the VA hospitals and the USDOE operations. On July 1, 1964, the State of Florida signed this
Agreement.  Thus, the State of Florida (with the USNRC oversight),
Office of Radiation Control, regulates the radiological program of the PFF facility.

     Other Laws. The Company's activities are subject to other federal environmental protection and similar laws, including, without limitation, the Clean Water Act, the Clean Air Act, the
Hazardous Materials Transportation Act and the Toxic Substances
Control Act. Many states have also adopted laws for the protection of the environment which may affect the Company, including laws governing the generation, handling, transportation and disposition of hazardous substances and laws governing the investigation and clean-up of, and liability for, contaminated sites. Some of these state provisions are broader and more stringent than existing federal law and regulations. The failure of the Company to conform its services to the requirements of any of these other applicable federal or state laws could subject the Company to substantial liabilities which could have a material adverse affect on the Company, its operations and financial condition. In addition to various federal, state and local environmental regulations, the Company's hazardous waste transportation activities are regulated by the U.S. Department of Transportation, the Interstate Commerce
Commission and transportation regulatory bodies in the states in which it operates. The Company cannot predict the extent to which it may be affected by any law or rule that may be enacted or enforced in the future, or any new or different interpretations of existing laws or rules.

Potential Environmental Liability and Insurance
     The nature of the Company's business exposes it to significant risk of liability for damages. Such potential liability could involve, for example, claims for clean-up costs, personal injury or damage to the environment in cases where the Company is held responsible for the release of hazardous materials; claims of employees, customers or third parties for personal injury or property damage occurring in the course of the Company's operations;
and claims alleging negligence or professional errors or omissions in the planning or performance of its services or in the providing of its products. In addition, the Company could be deemed a responsible party for the costs of required clean-up of any property which may be contaminated by hazardous substances generated by the Company or transported by the Company to a site selected by the Company, including properties owned or leased by the Company. The

Company could also be subject to fines and civil penalties in connection with violations of regulatory requirements.

     Prior to the time of acquisition of PFM by the Company, gasoline has been detected in the groundwater at the PFM facility, and remediation of such gasoline is currently underway. See
"BUSINESS -- Certain Environmental Expenditures". The PFM facility is situated in the vicinity of the Memphis Military Defense Depot
(the "Defense Facility"), which Defense Facility is listed as a Superfund Site and is adjacent to the Allen Well Field utilized by Memphis Light, Gas & Water, a public water supply utilized in Memphis, Tennessee. Chlorinated compounds have previously been detected in the groundwater beneath the Defense Facility, as well as in very limited amounts in certain production wells in the adjacent Allen Well Field. Very low concentrations of certain chlorinated compounds have also been detected in the groundwater beneath the PFM facility and the possible presence of these compounds at PFM is currently being investigated. Based upon a study performed by the Company's environmental engineering group, the Company does not believe the PFM facility is the source of the chlorinated compounds in a limited number of production wells in the Allen Well Field and, as a result, does not believe that the presence of the low concentrations of chlorinated compounds at the PFM facility will have a material adverse effect upon the Company.

     The Company currently has $1 million of general liability insurance coverage with $2 million in the aggregate plus $6 million excess umbrella coverage. In addition, the Company carries contractors' pollution and professional liability coverage of $1 million per occurrence and $2 million in the aggregate. The Company is required by EPA regulations to carry environmental impairment liability insurance providing coverage for damages on a claims-made basis in amounts of at least $1 million per occurrence and $2 million per year in the aggregate. To meet the requirements of customers, the Company has doubled these coverage amounts to $2 million per occurrence and $4 million per year in the aggregate.
In particular, the PFTS deep well carries liability insurance of $4 million per occurrence and $8 million per year in the aggregate.
The cost of the Company's insurance is substantial. Although the Company believes that its insurance coverage is presently adequate and similar to or greater than the coverage maintained by other companies of its size in the industry, there can be no assurance that liabilities that may be incurred by the Company will be covered by its insurance or that the dollar amount of such liabilities that are covered will not exceed the Company's policy limits.
Furthermore, there can be no assurance that the Company will be able to continue to obtain adequate or required insurance coverage or, if obtainable, to be able to purchase it at affordable rates. If the Company has difficulty in obtaining such coverage, it could be at a competitive disadvantage with other companies and/or may be unable to continue certain of its operations.

ITEM 2.   PROPERTIES

     The following table describes the principal properties currently operated by the Company:

 Location              Entity           Own/Lease     Description
 ________              ______           _________     ___________
Dayton, OH    Perma-Fix of Dayton, Inc.     Own       27,000 sq. ft. of
                                                      office and ware-
                                                      house space on
                                                      25.6 acres
Davie, FL      Perma-Fix of Ft. Lauderdale,  Own      Office and plant on
                  Inc.                                2.5 acres
Davie, FL      Perma-Fix of Ft. Lauderdale,  Lease    2,115 sq. ft. of
                  Inc.                                office space
Gainesville,   Perma-Fix of Florida, Inc.    Own      45,000 sq. ft. of
FL                                                    office and ware-
                                                      house space on 7.5
                                                      acres
Memphis, TN    Perma-Fix of Memphis, Inc.    Own      6,000 sq. ft. of
                                                      office space on
                                                      9.8 acres
Memphis, TN    Perma-Fix of Memphis, Inc.    Own      3,000 sq. ft. of
                                                      office and ware-
                                                      house space on 2
                                                      acres
Tulsa, OK      Perma-Fix Treatment Services, Own      1,950 sq. ft. of
                  Inc.                                office space on 25
                                                      acres
Tulsa, OK      Perma-Fix Treatment Services, Lease(1) 13,541 sq. ft. of
                  Inc.                                office and ware-
                                                      house space on 10
                                                      acres
Atlanta, GA    Perma-Fix Environmental  Lease         480 sq. ft. of office
                  Services, Inc.                      space
Tulsa, OK      Mintech, Inc.            Lease         8,707 sq. ft. of
                                                      office space
Albuquerque,   Perma-Fix of New Mexico  Lease         5,236 sq. ft. of
  NM              Inc.                                warehouse space
Fenton, MO     Schrieber, Yonley &      Lease         13,000 sq. ft. of
                  Associates                          office space
Kansas City,   Perma-Fix of Memphis,    Lease         5,000 sq. ft. of
MO                Inc.                                office and ware-
                                                      house space
____________________

(1) Lease provides an option to purchase for a nominal amount at the end of the lease term.

     The Company believes that the above facilities currently provide adequate capacity for the Company's operations and that additional facilities are readily available in the regions in which the Company currently operates.

     The facility owned by Perma-Fix of Memphis, Inc. ("PFM") that is permitted to store and treat hazardous waste and at which fuels are blended has not been operational since January 27, 1997, the date that an explosion and fire occurred at the facility. The

Company anticipates that PFM's facility will be able to resume operations during the second quarter of 1997. The extent of PFM's activities at this facility once operations are resumed is presently being evaluated by the Company. See "BUSINESS -- Waste Management Services" for further discussion of such occurrence and certain forward-looking statements contained herein and cautionary language relating thereto.

ITEM 3.   LEGAL PROCEEDINGS

     During September 1994, Perma-Fix of Memphis, Inc. (PFM), formerly American Resource Recovery Corporation ("ARR"), was sued by Community First Bank ("Community First") to collect a note in the principal sum of $341,000 that was allegedly made by ARR to CTC Industrial Services, Inc. ("CTC") in February 1987 (the "Note"), and which was allegedly pledged by CTC to Community First in December 1988 to secure certain loans to CTC. This lawsuit, styled Community First Bank v. American Resource Recovery Corporation, was instituted on September 14, 1994, and is pending in the Circuit Court, Shelby County, Tennessee. The Company was not aware of either the Note or its pledge to Community First at the time of the Company's acquisition of PFM in December 1993. The Company intends to vigorously defend itself in connection therewith. PFM has filed a third party complaint against Billie Kay Dowdy, who was the sole shareholder of PFM immediately prior to the acquisition of PFM by the Company, alleging that Ms. Dowdy is required to defend and indemnify the Company and PFM from and against this action under the terms of the agreement relating to the Company's acquisition of PFM. Ms. Dowdy has stated in her answer to the third party complaint that if the Note is determined to be an obligation enforceable against PFM, she would be liable to PFM, assuming no legal or equitable defenses.

     In May 1995, PFM, a subsidiary of the Company, became aware that the U.S. District Attorney for the Western District of Tennessee and the Department of Justice were investigating certain prior activities of W. R. Drum Company, its successor, First Southern Container Company, and any other facility owned or operated, in whole or in part, by Johnnie Williams. PFM used W.
R. Drum Company to dispose of certain of its used drums. In May 1995, PFM received a Grand Jury Subpoena which demanded the production of any documents in the possession of PFM pertaining to
W. R. Drum Company, First Southern Container Company, or any other facility owned or operated, and holder in part, by Johnnie Williams. PFM complied with the Grand Jury Subpoena. Thereafter, in September of 1995, PFM received another Grand Jury Subpoena for documents from the Grand Jury investigating W. R. Drum Company, First Southern Container Company and/or Johnnie Williams. PFM complied with the Grand Jury Subpoena. In December 1995, representatives of the Department of Justice advised PFM that it was also currently a subject of the investigation involving W. R. Drum Company, First Southern Container Company, and/or Johnnie Williams. Since that time, however, PFM has had no contact with representatives of either the United States District Attorney's office for the Western District of Tennessee or the Department of Justice, and is not aware of why it is also a subject of such investigation. In accordance with certain provisions of the Agreement and the Plan of Merger relating to the prior acquisition of PFM, on or about January 2, 1996, PFM notified Ms. Billie K. Dowdy of the foregoing, and advised Ms. Dowdy that the Company and PFM would look to Ms. Dowdy to indemnify, defend and hold the Company and PFM harmless from any liability, loss, damage or expense incurred or suffered as a result of, or in connection with, this matter.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of stockholders ("Annual Meeting") was held on December 12, 1996. At the Annual Meeting, the following matters were voted on and approved by the shareholders:

     1. The election of four (4) directors to serve until the next annual meeting of stockholders or until their respective successors are duly elected and qualified;

     2.   Approval of the Third Amendment to the Company's 1992
          Outside Directors Stock Option and Incentive Plan.

     3.   Approval of the Company's 1996 Employee Stock Purchase
          Plan.

     4. Approval of an amendment to the Company's Certificate of Incorporation increasing the authorized shares of the Company's common stock from 20,000,000 shares to 50,000,000 shares.

      At the Annual Meeting the four (4) nominated directors were elected to serve until the next annual meeting of stockholders. The directors elected at this annual meeting of stockholders and the votes cast for, against and abstentions for each director are as follows:

                                                     Abstentions
                                           Withhold  and Broker
                                  For      Authority  Non-Votes
                                _________  _________  _________
  Dr. Louis F. Centofanti       7,993,533   61,952         -
  Mark A. Zwecker               7,994,533   60,952         -
  Steve Gorlin                  7,993,533   61,952         -
  Jon Colin                     7,991,233   64,252         -

  Also, at the Annual Meeting the shareholders approved the Third Amendment to the Company's 1992 Outside Directors Stock Option and Incentive Plan, which, among other things, provided that each eligible director shall receive, at such eligible director's option, either sixty-five percent (65%) or one hundred percent (100%) of the fee payable to such director for services rendered to the Company as a member of the Board in Common Stock of the Company. In either case, the number of shares of common stock of the Company issuable to the eligible director shall be determined by valuing the common stock of the Company at seventy-five percent (75%) of its fair market value as defined by the Plan. Also approved at the Annual Meeting was the adoption of the Perma-Fix Environmental Services, Inc. 1996 Employee Stock Purchase Plan. This plan provides that eligible employees of the Company and its subsidiary, who wish to become stockholders, an opportunity to purchase common stock of the Company through payroll deductions. The maximum number of shares of common stock of the Company that may be issued under the plan will be 500,000 shares. The plan provides that shares will be purchased two (2) times per year and that the exercise price per share shall be eighty-five percent (85%) of the market value of each such share of common stock on the offering date on which such offer commences or on the exercise date on which the offer period expires, whichever is lowest. The final proposal approved at the Annual Meeting was the amendment to the Company's Restated Certificate of Incorporation, as amended, to increase from 20,000,000 to 50,000,000 shares the Company's authorized common stock, par value $.001 per share.

   The votes for, against and abstentions and broker non-votes are as follows:

                                                     Abstentions
                                                     and Broker
                                   For      Against   Non-Votes
                                _________   _______   ________
  Approval of Third Amend-      5,784,580   309,415   1,961,490
     ment to the 1992 Out-
     side Directors Stock
     Option and Incentive
     Plan

  Approval of the 1996          4,318,672   160,550   3,576,263
     Employee Stock Pur-
     chase Plan

  Amendment to the Restated     6,868,750   293,685    893,050
     Certificate of Incor-
     poration increasing the
     number of authorized
     shares of common stock
     from 20,000,000 to
     50,000,000

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth, as of the date hereof,
information concerning the executive officers of the Company:
Dr. Louis F. Centofanti  Dr. Centofanti has served as Chairman of
Chairman of the Board,   the Board since formation of the Company
President and            in February 1991. Dr. Centofanti also
Chief Executive Officer  served as President and Chief Executive
                         Officer of the Company from February 1991
                         until September 1995, at which time
                         Mr. Robert W. Foster, Jr. ("Foster") was
                         elected as Chief Executive Officer.  Upon
                         the resignation of Foster in March 1996,
                         Dr. Centofanti was again elected to serve
                         as President and Chief Executive Officer
                         of the Company and continues as Chairman
                         of the Board.  From 1985 until joining
                         the Company, Dr. Centofanti served as
                         Senior Vice President of USPCI, Inc.
                         ("USPCI"), a large integrated hazardous
                         waste management company, where he was
                         responsible for managing the treatment,
                         reclamation and technical groups within
                         the company.  In 1981, he founded PPM,
                         Inc., a hazardous waste management
                         company specializing in the treatment of
                         PCB contaminated oils which was sold to
                         USPCI in 1985.  From 1978 to 1981,
                         Dr. Centofanti served as Regional
                         Administrator of the Department of Energy
                         for the southeastern region of the United
                         States.  Dr. Centofanti has a Ph.D. and a
                         M.S. in Chemistry from the University of
                         Michigan, and a B.S. in Chemistry from
                         Youngstown State University.

Mr. Richard T. Kelecy    Mr. Kelecy was elected Chief Financial
Chief Financial Officer  Officer in September 1995.  He previously
Age:  41                 served as Chief Accounting Officer and
                         Treasurer of the Company, since July
                         1994.  From 1992 until June 1994,
                         Mr. Kelecy was Corporate Controller and
                         Treasurer for Quadrex Corporation
                         ("Quadrex").  In February 1995, Quadrex
                         filed for bankruptcy protection under the
                         federal bankruptcy laws.  From 1990 to
                         1992 Mr. Kelecy was Chief Financial
                         Officer for Superior Rent-a-Car, and from
                         1983 to 1990 held various positions at
                         Anchor Glass Container Corporation
                         including Assistant Treasurer.
                         Mr. Kelecy holds a  B.A. in Accounting
                         and Business Administration from
                         Westminster College in New  Wilmington,
                         Pennsylvania.
_________________________

(1) There is no family relationship between any of the executive officers.

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's common stock, with a par value of $.001 per share, is traded on the NASDAQ Small-Cap Market ("NASDAQ") and the Boston Stock Exchange ("BSE") under the symbol "PESI" on NASDAQ and
"PES" on the BSE. Effective December 1996, the Company's common stock also began trading on the Berlin Stock Exchange under the symbol "PES.BE." The following table sets forth the high and low bid prices quoted for the common stock during the periods shown.
The source of such quotations and information is the NASDAQ Stock market statistical summary reports:

                                    1996                1995
                              __________________  __________________
                              Low         High    Low         High
                              _____     ______    _______   _______
Common Stock:  1st Quarter    1         1 3/4      1 3/4    3 1/8
               Second Quarter   29/32   2 7/16     1 11/16  3
               Third Quarter  1 1/2     2 9/16     1 7/8    2 3/4
               Fourth Quarter 1 5/16    2 7/16     1 1/8    1 15/16

     Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups or commissions and may not represent actual transactions.

     As of December 31, 1996, there were approximately 182 shareholders of record of the Company's common stock, including brokerage firms and/or clearing houses holding shares of the Company's common stock for their clientele (with each brokerage house and/or clearing house being considered as one holder). However, the total number of beneficial shareholders was approximately 1,100 on this date.

     Since its inception, the Company has not paid a dividend on its common stock and has no dividend policy. Management is subject to certain restrictions on the payment of dividends by the terms and covenants under the terms of the Loan and Security Agreement ("Loan Agreement") with Heller Financial, Inc. The Company is prohibited from paying dividends unless Heller agrees to such payment. The Loan Agreement was entered into on January 27, 1995 and is further discussed in Note 5 of the Notes to Consolidated Financial Statements.

ITEM 6.   SELECTED FINANCIAL DATA

     The financial data included in this table has been derived from the consolidated financial statements of the Company and its subsidiaries. Financial statements for the year ended December 31, 1996 have been audited by BDO Seidman, LLP, and for the years ended
December 31, 1995 and 1994, by Arthur Andersen LLP. Financial statements for the years ended December 31, 1993 and 1992 have been audited by Coopers & Lybrand L.L.P.

Statement of Operations Data:
(Amounts in Thousands,
Except for Share
Amounts)                               December 31,
                    ________________________________________________
                     1996      1995(4)  1994(3)    1993      1992(1)
                    _______   _______   _______   _______   _______
Revenues            $31,037   $34,891   $28,075   $10,123   $ 5,983
Net loss applic-
   able to common
   stock               (405)   (9,052)   (1,516)   (1,895)   (1,269)
Net loss per common
   share(2)            (.05)    (1.15)     (.25)     (.44)     (.50)
Weighted average
   number of common
   shares outstand-
   ing(2)             8,761     7,872     5,988     4,287     2,531

Balance Sheet Data:
                                  December 31,
                    _______________________________________________
                     1996     1995(4)   1994(3)    1993     1992(1)
                    _______   _______   _______   _______   _______
Working capital
  (deficit)         $  (773)  $(9,372)  $  (705)  $ 1,278   $ 7,280
Total assets         29,036    28,873    35,067    17,711    10,523
Long-term debt,
  less current
  maturities          4,881     1,116     4,772       820     1,516
Total liabilities    16,451    20,935    18,105     6,997     2,286
Stockholders'
   equity            12,585     7,938    16,962    10,714     8,237

(1) Includes financial data of IWM using the purchase method of accounting and only from February 10, 1992, the date of acquisition.

(2) As adjusted to reflect the stock split approved by the Board of Directors in July 1992, and to reflect all stock options and warrants outstanding at December 31, 1993 as if such options and warrants had been outstanding for all periods presented prior to December 31, 1993, using the treasury stock method in accordance with SEC Staff Accounting Bulletin
     No. 83.

(3) Includes financial data of Perma-Fix of Florida, Inc., Perma-Fix of Dayton, Inc. and Perma-Fix of Ft. Lauderdale, Inc., as acquired from Quadrex Corporation and accounted for using the purchase method of accounting, from June 30, 1994.

(4) Includes write-down of impaired intangible permit related to an acquisition completed in December of 1993 and certain nonrecurring charges.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis is based, among other things, upon the audited consolidated financial statements of the Company and its subsidiaries, and includes the accounts of the Company and its wholly-owned subsidiaries, after elimination of all significant inter-company balances and transactions.

Results of Operations
     The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries and the notes thereto included in Item 8 of this report.

  The Company is an active participant in the pollution control industry, which encompasses numerous segments ranging from residential solid waste collection and disposal to integrated remedial services for military and government installations, and the treatment and disposal of hazardous and mixed waste. The industry was born out of the promulgation of federal, state and local environmental regulations. Over the last three to five years, waste minimization, in conjunction with maturing market conditions, has lead to acquisitions, consolidations and some firms exiting from segments in this industry. Today's business environment in the waste management industry is highly competitive, with customer cost containment, pricing pressures and market share consolidation prevalent. As a result of these industry conditions and the related losses recognized by the Company, a major restructuring program was initiated during 1995. This program included the closure of several poorly-performing service centers, the establishment of regional profit centers and the reduced overall cost structure and overhead carried by the Company. Charges related to this program are reflected in the operating results for the year ended December 31, 1995.

  The reporting of financial results and pertinent discussions are tailored to two segments of the pollution control industry: Waste Management Services and Consulting Engineering Services.

   Below are the results of operations for the Company for the prior three years with subsequent disclosures for industry segments for this same year found in the segment reporting section.

(Amounts in Thousands)              1996      1995      1994
______________________             _______   _______   _______
Revenues                           $31,037   $34,891   $28,075
Cost of goods sold                  21,934    26,564    22,301
                                   _______   _______   _______
          Gross profit               9,103     8,327     5,774

Selling, general and
   administrative                    6,922     8,132     5,298
Depreciation and amortization        2,252     2,431     1,545
Permit write-down                        -     4,712         -
Nonrecurring charges                     -       987         -
Other income (expense):
     Interest income                    65        70        65
     Interest expense                 (812)     (952)     (373)
     Other                             558      (235)     (109)
Provision for income taxes               -         -        30
Preferred stock dividends             (145)        -         -
                                   ________  ________  ________

          Net loss applicable
            to common stock        $  (405)  $(9,052)  $(1,516)
                                   ========  ========  ========

Summary -- Years Ended December 31, 1996 and 1995
     The Company had net revenues of $31,037,000 for the year ended December 31, 1996, compared to the 1995 net revenues of $34,891,000. This decrease in revenue from 1995 to 1996 of $3,854,000 reflects the impact of the various restructuring programs initiated during 1995, which resulted in the consolidation and closure of certain offices, the divestiture of a subsidiary and the elimination of select low margin activities, as the Company continued to focus its efforts on certain business segments. The above noted increase in revenues, however, from 1994 to 1995 principally reflects the June 1994 acquisitions of Perma-Fix of Dayton, Inc. ("PFD"), Perma-Fix of Ft. Lauderdale, Inc. ("PFL"), and certain assets located in Gainesville, Florida, now known as Perma-Fix of Florida, Inc. ("PFF"), from Quadrex Corporation and its subsidiary Quadrex Environmental Company (collectively, "Quadrex"). During 1996, the Company experienced reduced revenues at PFL's facility in Ft. Lauderdale, Florida, during the period that a major capital expansion project at such facility was being instituted. In addition, during such expansion, the PFL facility was vandalized during October 1996, resulting in a minimal reduction in revenues over a two to four week period. The combined reduction in revenues at PFL was approximately $718,000 during 1996, which was partially offset by increased revenues of $268,000 at certain other fixed-based facilities of the Company and receipt during 1996 of new contracts, such as the waste treatment project at the U.S. Department of Energy's Fernald, Ohio, facility.

     Cost of goods sold for the Company decreased during 1996 by $4,630,000 to a total of $21,934,000, as compared to $26,564,000 for
1995. This decrease is partially attributable to the overall reduction in revenue of $3,854,000 as discussed above, and to the cost benefit associated with the various restructuring programs and a reduced cost structure throughout the organization. This reduced cost structure can be further reflected by the cost of goods sold as a percent of revenue, which was 70.7% for 1996, as compared to 76.1% and 79.4% for 1995 and 1994, respectively.

     Selling, general and administrative expenses decreased $1,210,000 from $8,132,000 for fiscal 1995 to $6,922,000 for fiscal year ended December 31, 1996. This decrease principally reflects the reduced administrative cost structure, resulting from the restructuring program, which reflected an overall reduction in administrative expenses of $1,441,000 during 1996. This reduced administrative cost was partially offset by an increase in marketing expenses of approximately $231,000 from 1995 to 1996, reflecting increased sales and marketing efforts as the Company focuses on new business areas of the waste industry. The increase in selling, general and administrative expenses from 1994 to 1995 principally reflects a full year of expenses in 1995 as a result of the acquisition from Quadrex of PFD, PFL and PFF, over the partial year of 1994. As a percent of revenue, SG&A expenses were 22.3% of revenue for 1996, as compared to 23.3% of revenue for fiscal year ended December 31, 1995.

     During December 1995, the Company recognized a permit impairment charge of $4,712,000, related to the December 1993 acquisition of Perma-Fix of Memphis, Inc. ("PFM"). The evaluation of this impairment included the review of prior operating results, the recent restructuring activities, including the reduction of all possible operating and overhead costs, margin and revenue enhancements, and the related estimate of future undiscounted operating income. Based upon this review, the permit was deemed to be impaired and a charge recorded for the full carrying amount of this intangible permit, which is further discussed in Note 13 of the Notes to Consolidated Financial Statements.

     During 1995, the Company recorded several nonrecurring charges totalling $987,000, for certain unrelated events. Of this amount, $450,000 represents a divestiture reserve as related to the sale of a wholly-owned subsidiary and $537,000 are one-time charges resulting from restructuring programs.

     The Company decided in 1994 to divest its wholly-owned subsidiary, Re-Tech Systems, Inc., which is engaged in post-consumer plastics recycling. A reserve in the amount of $450,000 was recorded during the second quarter of 1995 for the estimated loss to be recognized through a sale transaction. During the first quarter of 1996, the Company completed the sale transaction for this business, resulting in total consideration of $970,000, which is further discussed in "Liquidity and Capital Resources" of this Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 14 of the Notes to Consolidated Financial Statements. The Company also executed restructuring programs during 1995 within the waste management services segment.
A one-time charge of $237,000 was recorded to provide for costs, principally severance and lease termination fees, associated with the restructuring of the Perma-Fix, Inc. service center group. This program entailed primarily the consolidation of offices in conjunction with the implementation of a regional service center concept, and the related closing of seven (7) of the nine (9) offices. A one-time charge of $75,000 was also recorded during the second quarter of 1995 to provide for consolidation costs, principally severance, associated with the restructuring of the Southeast Region, which is comprised of PFF and PFL. These restructuring costs were principally incurred and funded during 1995.

     In December of 1995, in conjunction with the above referenced restructuring program, the Company and Mr. Robert W. Foster, Jr. ("Foster") agreed to Foster's resignation as President, Chief Executive Officer and Director of the Company, thereby terminating his employment agreement with the Company effective March 15, 1996. The Company paid severance benefits of $30,000 in cash, continued certain employee benefits for a period of time, and issued $171,000 in the form of common stock, par value $.001, of the Company (152,000 shares). Pursuant to the above, the Company recorded a nonrecurring charge at December 31, 1995 of $215,000. In addition, severance costs of approximately $10,000 were also incurred upon the termination of several corporate executives. These restructuring costs were principally incurred and funded during the first six (6) months of 1996.

     Depreciation and amortization for 1996 reflects a total of $2,252,00 or a decrease of $179,000 from the 1995 balance of $2,431,000. This decrease is principally a result of reduced amortization in conjunction with the permit write-down of $4,712,000 related to PFM, as recorded in December 1995. The amortization expense for 1996 was $455,000, which reflects a decrease of $232,000 from the 1995 total of $687,000. This reduced amortization is partially offset by increased depreciation of $53,000 reflecting new capital assets acquired during the year, partially offset by asset dispositions and the divestiture of a subsidiary of the Company.

     Interest income totalled $65,000, a reduction of $5,000 from the 1995 total of $70,000. This total reflects interest earned on the restricted cash balances maintained by the Company. These restricted cash balances and related interest income generally increase from year to year. However, the restricted cash balance was reduced in the fourth quarter of 1995 as the Company replaced existing letters of credit with an alternative financial assurance instrument, thereby eliminating the need for such restricted cash. This, in turn, resulted in reduced interest income in 1996.
Interest expense also decreased during 1996 by $140,000 to a total of $812,000, as compared to $952,000 for 1995. The interest expense is primarily related to the senior debt facility with Heller Business Credit and the capital lease line with Ally Capital Corporation, both of which reflect reduced debt balances during 1996 due to repayments and correspondingly reduced interest expense. Interest expense was also impacted by a reduced revolving credit line balance during 1996 resulting from the proceeds generated from the private placements which were used to partially repay said balance. Offsetting this reduced interest expense, during 1996, was the preferred stock dividends totalling $145,000 incurred in conjunction with the Series 3 Class C Convertible Preferred Stock as issued in July 1996. The preferred stock dividend was paid in the form of 100,387 shares of common stock of the Company, which covered the period July 24 through December 31, 1996, and were issued in January 1997.

     Other income (expense) for 1996 reflected an income total of $558,000, as compared to expense of $235,000 for 1995. In conjunction with the above discussed restructuring programs and office closures, the Company renegotiated and settled certain accounts payable on favorable terms and adjusted other liabilities, resulting in approximately $334,000 net other income during 1996. The Company also recognized a gain of approximately $166,000 on the sale of non-productive assets, including the gain on the sale of Re-Tech. Effective December 31, 1996, the Company divested its arsenic removal technology for a net gain of approximately $122,000. Partially offsetting the above gains during 1996 were other expenses totalling $65,000, which principally represented costs associated with the October 1996 vandalism at PFL's facility as discussed above.

     The Company reported a net loss applicable to common stock of $405,000 in 1996, as compared to $9,052,000 in 1995. The per share loss was $.05 for 1996 versus $1.15 in 1995. Net loss for 1995 included permit write-down and nonrecurring charges totalling $5,699,000, which, when deducted from the total loss, results in a comparable loss of $3,353,000. This significant improvement from 1995 to 1996 reflects again the impact of the various restructuring programs, cost reduction across all segments of the Company and the revenue focus on select areas of the waste industry.

Summary -- Years Ended December 31, 1995 and 1994
     The Company had net revenues of $34,891,000 for the year ended December 31, 1995, compared to the 1994 revenue of $28,075,000. The Company benefited by a full calendar year of its 1994 acquisitions of PFD, PFL, and certain assets located in Gainesville, Florida, now known as PFF, from Quadrex. As a percent of revenue, this is a

24.3% increase over 1994 revenue. Despite this increase, the Company continued to experience flat to declining revenue during 1995, attributable to its service groups and engineering segments, as a result of discontinuing specific products or locations.

     Cost of goods sold for the Company increased 19.1% from 1995 over 1994, totaling $26,564,000 for 1995 versus $22,301,000 for the year ended December 31, 1994. As a percent of revenue, costs of goods sold were 79.4% in 1994 versus 76.1% for fiscal 1995. The cost of goods sold continues to decrease as a percent of revenue, which is attributable to a business mix based more on fixed-based processing facilities (82.7% of gross revenue in 1995 versus 74.9% of gross revenue in 1994). These fixed-based operations generally have lower costs of goods sold versus the engineering consulting segments.

     Selling, general and administrative expenses increased $2,834,000 from $5,298,000 for fiscal 1994 to $8,132,000 for fiscal year ended December 31, 1995. Both marketing and general administrative expenses were higher than 1994, reflecting increased costs of acquiring new customers and general administrative functions, and the full year of the businesses acquired from Quadrex, which reflected an increase of approximately $1,333,000 over the partial year of 1994. Also impacting this increase was the additional reserves for "allowance for doubtful accounts" recorded during 1995 versus 1994; $610,000 and $311,000, respectively. This increase of $299,000 is principally a result of the Industrial Compliance and Safety, Inc. acquisition completed during the second quarter of 1995 and the related forgiveness of its indebtedness to the Company. As a percent of revenue, SG&A expenses were 23.3% of revenue for the year ended December 31, 1995, as compared to 18.9% of revenue for fiscal year ended December 31, 1994.

     Depreciation and amortization for 1995 reflects a total of $2,431,000 or an increase of $886,000 over the 1994 balance of $1,545,000. This increase was principally a result of the depreciation and amortization related to the businesses acquired from Quadrex, which resulted in an increase of $588,000 in 1995, over the six (6) months of 1994.

     Interest income reflected a slight increase during 1995, with $70,000 for fiscal 1995 versus $65,000 for fiscal year ended December 31, 1994. However, interest expense increased to $952,000 for the year ended December 31, 1995 as compared to $373,000 for the year ended December 31, 1994. This increase is principally attributable to the senior debt facility with Heller Business Credit and a capital lease line with Ally Capital Corporation. Under these facilities the Company utilized debt financing to fund capital expenditures and working capital needs, which resulted in increased interest expense of $579,000 for fiscal 1995.

     Other expense for 1995 was $235,000, which reflects an increase of $126,000 over the 1994 total of $109,000. This expense represents primarily the $281,000 in financing fees relative to securing the Heller Financial, Inc. Loan and Security Agreement, partially offset by various other income items.

     The Company reported a net loss of $9,052,000 in 1995 as compared to a net loss of $1,516,000 in 1994. The per share loss was $1.15 for 1995 versus $.25 in 1994. The increase in both the dollars lost and per share loss are generally attributable to discontinuing certain of the service center/mobile treatment centers, the write-down in anticipation of the loss from divesting the plastics business, poor performance from the Memphis fixed-based facility and resulting permit impairment charge, and generally poor performances from the remainder of the Company's operations.

Subsequent Event
     On January 27, 1997, the Company's subsidiary, PFM, sustained an explosion and fire at its Memphis, Tennessee, TSD facility. As a result, this facility has not been operational since the date of the explosion and fire. However, during this period, PFM has accepted and will continue to accept waste for processing and disposal, but has arranged for other facilities owned by the Company or subsidiaries of the Company or others not affiliated with the Company to process such waste. The utilization of other facilities to process such waste results in higher costs to PFM than if PFM were able to store and process such waste at its Memphis, Tennessee, TSD facility, along with the additional handling and transportation costs associated with these activities. The Company anticipates that this facility will begin certain limited operations on or prior to the end of April 1997, upon the repair and/or removal of the tanks that were damaged as a result of such occurrence. The Company presently believes that its property insurance will cover any property loss suffered by PFM as a result of such occurrence. The Company is presently in the process of determining the amount of business interruption that may be recoverable by PFM as a result of such explosion and fire. See "BUSINESS--Waste Management Services" for a discussion of certain forward-looking statements contained herein and certain cautionary statements relating thereto.

Liquidity and Capital Resources of the Company
     At December 31, 1996, the Company had cash and cash equivalents of $45,000. This cash and cash equivalents total reflects a decrease of $156,000 from December 31, 1995, as a result of net cash used in operations of $1,291,000 (principally related to the reduction of accounts payable and accrued expenses of $2,085,000, partially offset by increases in accounts receivable and other assets), cash used in investing activities of $963,000 (principally purchases of equipment, net totaling $2,082,000, partially offset by the proceeds from the sale of property and equipment of $1,214,000) and cash provided by financing activities of $2,098,000. Accounts receivable, net of allowances, totalled $5,549,000, an increase of $518,000 over the December 31, 1995 balance of $5,031,000, which reflects an increase in the days sales outstanding at year end, resulting from the timing of collections.

     In January 1995, the Company entered into a term and revolving loan agreement with Heller Financial, Inc. ("Heller"). Under the loan agreement with Heller, the Company was provided a term loan of $2,500,000 and a revolving loan facility in the amount of $7,000,000. The term loan is for a term of 36 months, payable in monthly installments of $42,000 and a balloon payment for the balance on January 31, 1998. The revolving loan facility is reduced by the outstanding unpaid principal amount due on the term loan and is subject to the maximum credit availability, determined on a monthly borrowing base equal to 80% of the eligible accounts receivable (as defined in the loan agreement) of the Company and its subsidiaries. See Note 5 to Notes to Consolidated Financial Statements.

     As of December 31, 1996, the borrowings under the Company's revolving loan facility totalled $2,879,000, a decrease of $297,000 from the December 31, 1995 balance of $3,176,000, with a related borrowing availability of $958,000, based on 80% of the amount of eligible receivables of the Company as of December 31, 1996. The balance on the term loan totalled $1,383,000, as compared to $2,083,000 at December 31, 1995. Total indebtedness under the Agreement with Heller, as amended, as of December 31, 1996 was $4,262,000, a reduction of $997,000 from the December 31, 1995, balance of $5,259,000. See Note 5 to Notes to Consolidated Financial Statements.

     Pursuant to the Agreement with Heller, as amended by the Third Amendment, the term loan bears interest at a floating rate equal to the base rate (prime) plus 1 3/4% per annum, and the revolving loan bears interest at a floating rate equal to the base rate (prime) plus 1 1/2% per annum. The loans also contain certain closing, management and unused line fees payable throughout the term. Both the revolving loan and term loan were prime based loans at December 31, 1996, bearing interest at a rate of 9.75% and 10.00%, respectively.

     Pursuant to the Sixth Amendment to the Agreement with Heller, the Company is obligated to raise an additional $700,000 on or before August 15, 1997. Under such amendment, this additional amount may be in the form of proceeds received under property and/or business interruption insurance as a result of the explosion and fire at PFM's facility, insurance proceeds with regard to vandalism at the PFL facility, selling of additional equity securities by the Company, or other proceeds obtained in a manner approved by Heller. The Company believes that it will be able to comply with such a requirement. Whether the Company will be able to comply with such a requirement is a forward-looking statement, and the results of such could materially differ from the above statement if, among other things, PFM is unable to recover from its insurance carrier insurance proceeds and the Company is unable to sell equity securities in an aggregate amount necessary to comply with such requirement.

     Under the Sixth Amendment to the Agreement with Heller, the Company is to provide Heller with evidence on or before May 9, 1997, that the adjusted orderly liquidation value of the equipment owned by the Company and its subsidiaries that are borrowers under the Agreement with Heller exceeds 75% of the principal amount of the term loan with Heller, which totaled $1,217,000 as of April 1, 1997. If such principal balance of the term loan exceeds 75% of the liquidation value of such equipment, then the Company and Heller are to discuss the appropriate required repayment of the term loan. If Heller and the Company are unable to agree on an amount on or prior to May 31, 1997, then Heller shall make such determination of the amount of such required prepayment, which shall be paid by the Company on or prior to May 26, 1997, or, in lieu thereof, Heller may cause such amount to be paid by making a revolving loan in the amount thereof under the Agreement with Heller. The Company believes that the liquidation value of its owned equipment will exceed 75% of the principal amount of the term loan with Heller, and, if for any reason, such does not occur, the Company believes that it will have sufficient availability under its revolving credit line with Heller to pay such amount. The penultimate sentence contains a forward-looking statement, the results of which could be materially different than such statement if damage occurs to a material amount of the Company's equipment or there is a decline in the Company's business resulting in a substantial reduction in the Company's receivables that would cause the Company not to have the necessary availability under its revolving line of credit with Heller.

     As of December 31, 1996, total consolidated accounts payable for the Company was $3,677,000, a reduction of $1,725,000 from the December 31, 1995 balance of $5,402,000. This December 1996 balance also reflects a reduction of $1,804,000 in the balance of payables in excess of sixty (60) days, to a total of $1,422,000. The Company utilized a portion of the net proceeds received in connection with the sale of preferred stock during 1996, as discussed below, to reduce accounts payable.

     Ally Capital Corporation ("Ally") had previously provided the Company with an equipment financing arrangement to finance the purchase of capital equipment. As of December 31, 1996, the Company's outstanding principal balance owing under this equipment financing arrangement was $1,257,000. The Company has fully utilized this equipment financing arrangement with Ally. See Note 5 to Notes to Consolidated Financial Statements.

     At December 31, 1996, the Company had $6,360,000 in aggregate principal amounts of outstanding debt, as compared to $8,478,000 at

December 31, 1995. This decrease in outstanding debt of $2,118,000 during 1996 reflects the net repayment of the revolving loan and term note facility of $997,000, the scheduled principal repayments on long-term debt of $920,000, including the equipment finance agreement payments to Ally, and the repayment of $582,000 on a mortgage obligation in conjunction with the Re-Tech sale, as discussed below.

     The Company's net purchases of new capital equipment for the twelve month period ended December 31, 1996 totalled approximately $2,082,000. These expenditures were for improvements to the operations, including two (2) large capital expansion projects within the waste management segment, and other capital expenditures necessary to maintain compliance with federal, state or local permit standards. These capital expenditures were principally funded by the proceeds from the issuance of preferred stock, as discussed below, with the exception of $57,000, which was financed by the Company's equipment financing lender, as discussed above, and $424,000 through various other lease financing sources. The Company has budgeted capital expenditures of $1,250,000 for 1997 (excluding any expenditures at PFM due to the explosion and fire), which includes completion of the two (2) above noted expansion projects, as well as other identified capital and permit compliance purchases. The Company anticipates funding these capital expenditures by a combination of lease financing with lenders other than the equipment financing arrangement discussed above, and/or internally generated funds.

     The working capital deficit position at December 31, 1996 was $773,000, as compared to a deficit position of $9,372,000 at December 31, 1995. The December 1995, deficit position includes the reclassification of certain long-term debt to current as a result of a default under certain financial ratios under certain loan agreements at that time. Prior to this reclassification, the December 1995, deficit position would have been $3,399,000, which reflects an improvement in this position of $2,626,000 during 1996.

     The Company issued to RBB Bank Aktiengesellschaft ("RBB Bank"), during February 1996, 1,100 shares of newly created convertible Series 1 Preferred at a price of $1,000 per share, for an aggregate sales price of $1,100,000, and paid placement and closing fees of $180,000. The Company also issued to RBB Bank 330 shares of newly created convertible Series 2 Preferred at a price of $1,000 per share, for an aggregate sales price of $330,000, and paid placement and closing fees of $35,000. The Series 1 Preferred and Series 2 Preferred accrued dividends on a cumulative basis at a rate per share of five percent (5%) per annum, payable, at the Company's option, in cash or in common stock of the Company. All dividends on the Series 1 Preferred and Series 2 Preferred were paid by the issuance of shares of common stock. During the second quarter of 1996, a total of 722 shares of the Series 1 Preferred were converted into approximately 1,034,000 shares of the Company's common stock and the associated accrued dividends were paid in the form of approximately 16,000 shares of the Company's common stock. Pursuant to a subscription and purchase agreement for the issuance of Series 3 Class C Convertible Preferred Stock ("Series 3 Preferred"), as discussed below, the remaining 378 shares of the Series 1 Preferred and the 330 shares of the Series 2 Preferred were converted during July 1996 into 920,000 shares of the Company's common stock, which included the accrued and unpaid dividends thereon, and the Company purchased the 920,000 shares for $1,770,000. As a result of such conversions, the Series 1 Preferred and Series 2 Preferred are no longer outstanding.

     On July 17, 1996, the Company issued to RBB Bank 5,500 shares of newly-created Series 3 Preferred at a price of $1,000 per share, for an aggregate sales price of $5,500,000, and paid placement and closing fees of approximately $586,000. As part of the consideration for the issuance of the Series 3 Preferred, the Company also issued to RBB Bank two (2) common stock purchase warrants entitling RBB Bank to purchase, after December 31, 1996, until July 18, 2001, an aggregate of up to 2,000,000 shares of common stock, with 1,000,000 shares exercisable at an exercise price equal to $2.00 per share and the other 1,000,000 shares of common stock exercisable at an exercise price equal to $3.50 per share. Dividends on the Series 3 Preferred are paid when and as declared by the Board of Directors at a rate of six percent (6%) per annum and are payable semi-annually. Dividends are cumulative and shall be paid, at the option of the Company, in the form of cash or common stock of the Company. It is the present intent of the Company to pay such dividends, if any, in common stock of the Company. The shares of the Series 3 Preferred may be converted into shares of common stock. See Note 4 of Notes to Consolidated Financial Statements and "Certain Relationships and Related Transactions" for further discussion of the Series 3 Preferred and the conversions of such series of preferred. The Company received from the sale of the Series 3 Preferred net proceeds of approximately $4,900,000. Pursuant to the terms of the Subscription Agreement relating to the sale of the Series 3 Preferred, the Company has purchased from RBB Bank from the net proceeds 920,000 shares of common stock of the Company that RBB Bank received upon conversion of the balance of the outstanding shares of Series 1 Preferred and Series 2 Preferred for $1,770,000. The Company used the net proceeds for capital improvements at its various facilities, to reduce outstanding trade payables, and for general working capital requirements. As of this date, the holder of the Series 3 Preferred has not elected to convert any of the Series 3 Preferred into common stock of the Company. The accrued dividends for the period July 17, 1996 through December 31, 1996 were paid in January 1997, in the form of approximately 101,000 shares of the Company's common stock.

     Effective March 15, 1996, the Company completed the sale of Re-Tech Systems, Inc., its plastics recycling subsidiary in Houston, Texas. The sale transaction included all real and personal property of the subsidiary, for a total consideration of $970,000. Net cash proceeds to the Company were approximately $320,000, after the repayment of a mortgage obligation of $595,000 and certain other closing and real estate costs. In conjunction with this transaction, the Company also made a prepayment of $50,000 to Heller Financial, Inc. for application to the term loan. As previously disclosed, the Company recorded during 1995, a nonrecurring charge (recorded as an asset reduction) of $450,000 for the estimated loss on the sale of this subsidiary, which, based upon closing balances, the Company recognized a small gain on this sale after the asset write-down. The Company sold total assets of approximately $1,346,000, while retaining certain assets totalling approximately $94,000 and certain liabilities totalling approximately $48,000.
In addition to the above asset sale, the Company also sold certain non-productive assets during 1996, principally at closed service center locations and at the Perma-Fix of Dayton, Inc. facility. Proceeds from these asset sales total approximately $320,000.

     Effective February 7, 1997, the Company amended five (5) warrants with an original issuance date of February 10, 1992, to purchase an aggregate of 487,814 shares of the Company's common stock ("Acquisition Warrants"). The Acquisition Warrants were amended to (i) reduce the exercise price from $2.1475 per share of common stock to $1.00 per share of common stock, and (ii) extend the expiration date of the warrants from February 10, 1997 to March 3, 1997. All Acquisition Warrants were subsequently exercised prior to this March 3, 1997 date, which resulted in $487,814 of additional capital/equity.

     As previously discussed, the Company's subsidiary, PFM, sustained an explosion and fire at its TSD facility in Memphis, Tennessee, on January 27, 1997, damaging certain hazardous waste storage tanks and causing certain limited contamination at the facility. Since such event the facility has not been operational. It is not presently anticipated that such facility will become operational until the damaged tanks are repaired, which is presently anticipated to be the end of April 1997. PFM is in the process of repairing or removing the damaged tanks and removing or remediating the contamination caused by the explosion and fire. During the period that PFM's facility is not operational, PFM has accepted and will continue to accept waste for processing and disposal, but has arranged for other facilities owned by the Company or subsidiaries of the Company or others not affiliated with the Company to process such waste. The utilization of other facilities to process such waste results in higher costs to PFM than if PFM were able to store and process such waste at its Memphis, Tennessee, TSD facility, along with the additional handling and transportation costs associated with these activities. The additional costs incurred or to be incurred are undetermined at this time. The Company has also experienced a reduction in revenues as a result of this occurrence, as it attempts to selectively accept and reroute waste, which the Company does not believe is material at this time. As previously discussed, the Company and PFM have property and business interruption insurance. The Company presently believes, although there are no assurances, that its property insurance will reimburse the company for repair, replacement or removal of the damaged property, due to the explosion and fire. The cost of this property repair and restoration is undetermined at this time. The Company is presently in the process of determining the amount of business interruption insurance that may be recoverable by PFM as a result of such occurrence, if any. See "BUSINESS--Waste Management Services" for a discussion of certain forward-looking statements contained herein and cautionary statements relating thereto.

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

Environmental Contingencies
     The Company is engaged in the waste management services segment of the pollution control industry. As a participant in the on-site treatment, storage and disposal market and the off-site treatment and services market, the Company is subject to rigorous federal, state and local regulations. These regulations mandate strict compliance and therefore are a cost and concern to the Company. Because of the integral part of providing quality environmental services, the Company makes every reasonable attempt to maintain complete compliance with these regulations; however, even with a diligent commitment, the Company, as with many of its competitors, may be required to pay fines for violations or investigate and potentially remediate its waste management facilities.

     The Company routinely uses third party disposal companies, who ultimately destroy or secure landfill residual materials generated at its facilities or at a client's site. The Company, compared to its competitors, disposes of significantly less hazardous or industrial by-products from its operations due to rendering material non-hazardous, discharging treated waste waters to publicly-owned treatment works and/or recycling wastes into saleable products. In the past, numerous third party disposal sites have improperly managed wastes and consequently require remedial action; consequently, any party utilizing these sites may be liable for some or all of the remedial costs. Despite the Company's aggressive compliance and auditing procedures for disposal of wastes, the Company could, in the future, be notified that it is a PRP at a remedial action site, which could have a material adverse effect on the Company.

     In addition to budgeted capital expenditures of $1,250,000 for 1997 at the TSD facilities, which are necessary to maintain permit compliance and improve operations, as discussed above under "Business -- Certain Environmental Expenditures" and "Liquidity and Capital Resources of the Company" of this Management's Discussion and Analysis, the Company has also budgeted for 1997 an additional $350,000 in environmental expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at two locations. As previously discussed under "Business -- Certain Environmental Expenditures," the two locations where these expenditures will be made are the Affiliated Property in Dayton, Ohio, a former RCRA storage facility as operated by the former owners of PFD, and PFM's facility in Memphis, Tennessee. Additional funds will be required for the next five to fifteen years to properly investigate and remediate these sites. As discussed in
Note 7 to the Consolidated Financial Statements, the Company has accrued $2,085,000 for estimated costs of remediating these two sites, which is projected to be the maximum exposure and is expected to be performed over a period in excess of ten (10) years. The Company expects to fund these expenses to remediate these two sites from funds generated internally. This is a forward looking statement and is subject to numerous conditions, including, but not limited to, the Company's ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of these two sites, the discovery of additional contamination or expanded contamination which would result in a material increase in such expenditures, or changes in governmental laws or regulations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Consolidated Financial Statements:                     Page No.
_________________________________                     _______
  Reports of Independent Certified Public
     Accountants
      BDO Seidman, LLP                                     37
      Arthur Andersen LLP                                  38

  Consolidated Balance Sheets as of
     December 31, 1996 and 1995                            40

  Consolidated Statements of Operations
     for the years ended December 31, 1996,
     1995 and 1994                                         43

  Consolidated Statements of Cash Flows for
     the years ended December 31, 1996, 1995
     and 1994                                              45

  Consolidated Statements of Stockholders'
     Equity for the years ended December 31,
     1996, 1995 and 1994                                    47

  Notes to Consolidated Financial Statements                49

Financial Statement Schedules:

  II  Valuation and Qualifying Accounts for
         the years ended December 31, 1996,
         1995 and 1994                                     101

Schedules Omitted

  In accordance with the rules of Regulation S-X, other schedules are not submitted because (a) they are not applicable to or required by the Company, or (b) the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Perma-Fix Environmental Services, Inc.


We have audited the accompanying consolidated balance sheet of Perma-Fix Environmental Services, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perma-Fix Environmental Services, Inc. and subsidiaries at December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                /s/ BDO Seidman, LLP

                                BDO Seidman, LLP

Orlando, Florida
February 14, 1997, except
for Note 5 which is as of
April 14, 1997


            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Perma-Fix Environmental Services, Inc.:


We have audited the accompanying consolidated balance sheet of PERMA-FIX ENVIRONMENTAL SERVICES, INC. (a Delaware corporation) and
Subsidiaries as of December 31, 1995, and the related consolidated statements of operations, cash lows and stockholders' equity for each of the two years in the period ended December 31, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perma-
Fix Environmental Services, Inc. as of December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and and for the year ended
December 31, 1995, the Company had a net working capital deficiency of approximately $9,372,000, an accumulated deficit of $13,885,000, and was in violation of substantially all financial covenants under its debt agreements with its two major lenders (see Note 5). These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audits were made for the purpose of performing an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements.
This schedule has been subjected to the auditing procedures applied in our aduits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data for each of the two years in the period ended December 31, 1995 required to be set forth therein in relation to the basic financial statements taken as a whole.

                              /s/ Arthur Andersen LLP

Jacksonville, Florida
March 15, 1996


                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                        CONSOLIDATED BALANCE SHEETS
                             As of December 31

(Amounts in Thousands,
Except for Share Amounts)                   1996           1995
___________________________________________________________________
ASSETS
Current assets:
   Cash and cash equivalents              $      45     $    201
   Restricted cash equivalents
    and investments                            448          380
   Accounts receivable, net of
    allowance for doubtful accounts
    of $383 and $392, respectively            5,549        5,031
   Inventories                                  107          183
   Prepaid expense                              549          414
   Other receivables                            545          134
                                          _________     ________
       Total current assets                   7,243        6,343

Property and equipment:
   Buildings and land                         4,894        6,055
   Equipment                                  6,429        5,874
   Vehicles                                   1,421        1,589
   Leasehold improvements                       289          143
   Office furniture and equipment             1,136        1,252
   Construction in progress                   3,028        1,435
                                          _________     ________
                                             17,197       16,348
   Less accumulated depreciation             (4,593)      (3,378)
                                          _________     ________
   Net property and equipment                12,604       12,970

Intangibles and other assets:
   Permits, net of accumulated
     amortization of $598 and
     $366, respectively                       3,949        4,036
   Goodwill, net of accumulated
     amortization of $435 and
     $289, respectively                       4,846        4,992
   Covenant not to compete, net of
     accumulated amortization of
     $383 and $304, respectively                  9           87
     Other assets                               385          445
                                           ________     ________
       Total assets                        $ 29,036     $ 28,873
                                           ========     ========

              The accompanying notes are an integral part of
                 these consolidated financial statements.

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                  CONSOLIDATED BALANCE SHEETS, CONTINUED
                             As of December 31


(Amounts in Thousands,
Except for Share Amounts)                   1996           1995
___________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                        $   3,677    $  5,402
   Accrued expenses                            2,860       2,951
   Revolving loan and term note
     facility                                    500       5,259
   Equipment financing agreement                 646       1,778
   Current portion of long-term debt             333         325
                                           _________     _______
      Total current liabilities                8,016      15,715

Long-term debt, less current portion           4,881       1,116
Environmental accruals                         2,460       3,063
Accrued closure costs                          1,094       1,041
                                           _________     _______
      Total long-term liabilities              8,435       5,220

Commitments and contingencies
  (see Notes 3, 5, 7 and 10)                       -           -

Stockholders' equity:
   Preferred stock, $.001 par value;
     2,000,000 shares authorized,
     5,500 and 0 shares issued and
     outstanding, respectively                     -           -
   Common stock, $.001 par value;
     50,000,000 shares authorized,
     10,399,947 and 7,872,384 shares
     issued, including 920,000 and
     0 shares held as treasury
     stock, respectively                          10           8
   Redeemable warrants                           140         269
   Additional paid-in capital                 28,495      21,546
   Accumulated deficit                       (14,290)    (13,885)
                                            ________     _______
                                              14,355       7,938
   Less common stock in treasury at
     cost; 920,000 and 0 shares issued
     and outstanding, respectively            (1,770)          -
                                            ________     _______

       Total stockholders' equity             12,585       7,938
                                            ________     _______

       Total liabilities and
         stockholders' equity               $ 29,036    $ 28,873
                                            ========    ========


              The accompanying notes are an integral part of
                 these consolidated financial statements.

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the years ended December 31



(Amounts in Thousands,
Except for Share Amounts)         1996         1995         1994
___________________________________________________________________
Net revenues                    $ 31,037     $ 34,891     $ 28,075

Cost of goods sold                21,934       26,564       22,301
                                ________     ________     ________

       Gross profit                9,103        8,327        5,774

Selling, general and
   administrative
   expenses                        6,922        8,132        5,298

Depreciation and
   amortization                    2,252        2,431        1,545

Permit write-down
   (see Note 13)                       -        4,712            -

Nonrecurring charges
   (see Note 14)                       -          987            -
                                ________      _______     ________
       Loss from operations          (71)      (7,935)      (1,069)

Other income (expense):
   Interest income                    65           70           65
   Interest expense                 (812)        (952)        (373)
   Other                             558         (235)        (109)
                                 ________     ________     ________
        Net loss before
          provision for
          income taxes              (260)       (9,052)     (1,486)

Provision for income taxes            -            -          30
                                 ________     ________     ________

       Net loss                     (260)       (9,052)     (1,516)

Preferred stock dividends           145            -           -
                                 ________     ________     ________

      Net loss applicable
        to common stock          $  (405)     $ (9,052)    $ (1,516)
                                 ========     ========     ========

Net loss per common share        $   (.05)    $  (1.15)    $   (.25)
                                 ========     ========     ========

Weighted average number of
  common and common equiva-
  lent shares outstanding          8,761       7,872       5,988
                                 ========     ========     ========




              The accompanying notes are an integral part of
                 these consolidated financial statements.

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the years ended December 31




(Amounts in Thousands)            1996          1995         1994
___________________________________________________________________
Cash flows from operating
   activities:
     Net loss                   $   (405)     $ (9,052)   $ (1,516)
     Adjustments to reconcile
        net loss to cash pro-
        vided by (used in)
        operations:
     Depreciation and amorti-
        zation                     2,252        2,431        1,718
     Permit write-down                          4,712
     Divestiture reserve                          450
     Provision for bad debt
        and other reserves            17          844          114
     (Gain) loss on sale of
        plant, property and
        equipment                     (4)           8            9
     Changes in assets and
        liabilities, net of
        effects from business
        acquisitions:
     Accounts receivable            (535)        957         (779)
     Prepaid expenses, inven-
        tories and other assets     (531)        (42)         246
     Accounts payable and accrued
        expenses                  (2,085)       (246)      (2,210)
                                  _______     ________    ________

          Net cash provided by
            (used in) operations  (1,291)        62       (2,418)
                                  ________    ________    ________

Cash flows from investing
   activities:
     Proceeds of short-term
       investments                                           2,384
     Purchases of property and
        equipment, net               (2,082)    (2,953)     (1,914)
     Proceeds from sale of plant,
        property and equipment        1,214         14           4
     Effect of acquisitions                          9         292
     Change in restricted cash,
        net                             (95)       171          63
                                   _________     ________   _______
          Net cash provided by
            (used in) investing
            activities                 (963)      (2,759)      829
                                   _________     ________   _______

Cash flows from financing
   activities:
     Borrowings (repayments)
       from revolving loan
       and term note facility          (997)       2,162
     Borrowings on long-term
       debt and equipment
       financing agreement                         1,573       668
     Principal repayments on
       long-term debt                (1,502)      (1,327)   (2,279)
     Proceeds from issuance
       of stock                       6,367                  3,641
     Purchase of treasury stock      (1,770)
                                   ________     ________   ________

          Net cash provided by
             financing activities     2,098        2,408      2,030
                                   ________     ________    ________

(Decrease) increase in cash and
   cash equivalents                    (156)        (289)       441
Cash and cash equivalents at
   beginning of period                  201          490         49
                                   ________     ________    _______
Cash and cash equivalents at
   end of period                   $     45     $    201    $   490
                                   =========     =======    =======
___________________________________________________________________
Supplemental disclosure:
     Interest paid                 $    844     $    923   $   435
     Income taxes paid                    -            -        -

Non-cash investing and financing
  activities:
     Issuance of common stock
       for services                $    462     $     -     $    -
     Long-term debt incurred
       for purchase of property
       and equipment                    424           -          -

              The accompanying notes are an integral part of
                 these consolidated financial statements.

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      For the years ended December 31


                                Preferred Stock       Common Stock
(Amounts in Thousands,        ___________________ __________________
Except for Share Amounts)      Shares     Amount   Shares     Amount
_________________________________________________________________________
Balance at December 31, 1993        -   $     -   4,473,208 $        4

Net loss                            -         -          -           -
Issuance of stock for
   acquisitions                     -         -     575,659          1
Issuance of stock and
   warrants for cash                -         -   1,400,000          1
Issuance of stock for
   note conversion                  -         -      78,140          -
Issuance of stock for
   transaction costs                -         -     210,000          1
Amortization of deferred
   compensation                     -         -           -          -
                                ______   _______  _________     _______
Balance at December 31, 1994        -         -   6,737,007          7

Net loss                            -         -           -          -
Issuance of stock for
   acquisitions                     -         -   1,135,377          1
Amortization of deferred
   compensation                     -         -           -          -
                                ______   _______  _________     _______
Balance at December 31, 1995                      7,872,384          8

Net loss                            -         -           -          -
Preferred stock dividend            -         -          -           -
Issuance of stock for cash
   and services                     -         -     573,916          -
Issuance of preferred stock
   for cash                     6,930         -           -          -
Conversion of preferred stock
   to common                   (1,430)        -   1,953,647          2
Expiration of redeemable
   warrants                         -         -           -          -
Redemption of common shares
   to treasury stock                -         -           -          -
                               _______   ______   __________     _______
Balance at December 31, 1996    5,500   $     -   10,399,947     $  10
                              ========   ======   ==========     =======


                                             Common
               Additional                     Stock
Redeemable      Paid-In       Accumulated    Held in        Deferred
 Warrants       Capital         Deficit      Treasury         Comp.
_______________________________________________________________________
$     121      $13,982        $  (3,317)     $      -       $    (76)

        -            -           (1,516)            -              -

        -        3,217                -             -              -

      140        3,500                -             -              -

        8          220                -             -              -

        -          630                -             -              -

        -            -                -             -             46
_________      _______         ________      ________       ________
      269       21,549           (4,833)            -            (30)

        -            -           (9,052)            -              -

        -           (3)               -             -              -

        -            -                -             -             30
_________      _______         ________      ________       ________
      269       21,546          (13,885)            -              -

        -            -             (260)            -              -
        -            -             (145)            -              -

        -          693                -             -              -

        -        6,129                -             -              -

        -           (2)               -             -              -

     (129)         129                -             -              -

        -            -                -        (1,770)             -
_________      _______         ________      ________       _________
$     140      $28,495        $ (14,290)     $ (1,770)      $      -
=========      =======         ========      ========       =========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                Notes to Consolidated Financial Statements
                     December 31, 1996, 1995 and 1994
     ________________________________________________________________

  NOTE 1
  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

  Perma-Fix Environmental Services, Inc. (the "Company") is a
Delaware corporation engaged in the treatment, storage, processing and disposal of hazardous and non-hazardous industrial and commercial wastes, and provides consulting engineering services to industry and government for broad-scope environmental problems. The Company has grown through both acquisitions and internal development. The Company's present objective is to focus the operations and to maximize the profitability of its existing businesses.

  The Company is subject to certain risks: (1) It is involved in the transportation, treatment, handling and storage of hazardous and non-hazardous, mixed and industrial wastes. Such activities contain risks against which the Company believes it is adequately insured, and (2) in general, the industries in which the Company operates are characterized by intense competition among a number of larger, more established companies with significantly greater resources than the Company.

  The consolidated financial statements of the Company for the years 1994 through 1996 include the accounts of Perma-Fix Environmental Services, Inc. ("PESI") and its wholly-owned subsidiaries, Perma-Fix, Inc. ("PFI") and subsidiaries, Industrial Waste Management, Inc. ("IWM") and subsidiaries, Perma-Fix Treatment Services, Inc. ("PFTS"), Perma-Fix of Florida, Inc. ("PFF"), Perma-Fix of Dayton, Inc. ("PFD"), Perma-Fix of Ft. Lauderdale, Inc. ("PFL"), Perma-Fix of Memphis, Inc. ("PFM") and Perma-Fix Recycling, Inc. ("Re-Tech"). The Perma-Fix Recycling, Inc. (Re-Tech) plastic recycling subsidiary was, however, sold effective March 15, 1996.

     ________________________________________________________________

  NOTE 2
  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions. See Note
3 for acquisitions.

Reclassifications
  Certain prior year amounts have been reclassified to conform with the 1996 presentation.

Business Segments
  The Company provides services and products through two business segments -- Waste Management Services and Consulting Engineering
Services. See Note 12 for a further description of these segments and certain business information.

Use of Estimates
  In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents
  The Company considers short-term investments with an initial maturity date of three months or less at the date of purchase to be cash equivalents.

Restricted Cash Equivalents and Investments
  Restricted cash equivalents and investments include certificates of deposit ($145,000 and $289,000 at December 31, 1996 and 1995, respectively) and amounts deposited in cash collateral accounts ($645,000 and $406,000 at December 31, 1996 and 1995,
respectively). As of December 31, 1996, $234,000 of the restricted cash balance was pledged as collateral for the Company's secured letters of credit, as compared to $226,000 at December 31, 1995.
Of the total restricted cash for 1996 and 1995 ($790,000 and $695,000, respectively), $448,000 of the 1996 total is classified as a current asset, as compared to $380,000 in 1995. The long-term portion totaling $342,000 for 1996 ($315,000 in 1995) reflects cash held for long-term commitments related to the RCRA closure action at a facility affiliated with PFD as further discussed in Note 7. The remainder of the restricted cash, as recorded as a current asset, represents secured collateral relative to the various financial assurance instruments guaranteeing the standard RCRA closure bonding requirements for the PFM, PFD and PFTS TSD facilities. The letters of credit secured by this restricted cash renew annually, and the Company plans to replace the letters of credit with other alternative financial assurance instruments.

Inventories
  Inventories consist of fly ash, cement kiln dust and treatment chemicals. Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.

Property and Equipment
  Property and equipment expenditures are capitalized and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes, while accelerated depreciation methods are principally used for tax purposes. Generally, annual depreciation rates range from ten to forty years for buildings (including improvements) and three to seven years for office furniture and equipment, vehicles, and decontamination and processing equipment. Maintenance and repairs are charged directly to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss from sale or retirement is recognized in the accompanying consolidated statements of operations. Renewals and improvements which extend the useful lives of the assets are capitalized.

Intangible Assets
  Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net assets acquired ("goodwill") and the recognized permit value of the business. Goodwill is generally amortized over 40 years and permits are amortized over 20 years. Amortization expense approximated $455,000, $686,000 and $573,000 for the years ended 1996, 1995 and 1994, respectively. The Company continually reevaluates the propriety of the carrying amount of permits and goodwill as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and estimates of useful lives. The Company uses an estimate of the related undiscounted operating income over the remaining lives of goodwill and permit costs in measuring whether they are recoverable. At December 31, 1995, the Company recognized a permit impairment charge of approximately $4,712,000 related to the December 1993 acquisition of Perma-Fix of Memphis, Inc. See
Note 13 for further discussion of this charge. At this time, the Company believes that no additional impairment of goodwill or permits has occurred and that no reduction of the estimated useful lives of the remaining assets is warranted. This evaluation policy is in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. Adoption of this pronouncement did not have a material impact on the financial statements.

Accrued Closure Costs
  Accrued closure costs represent the Company's estimated environmental liability to clean up their facilities in the event of closure.

Income Taxes
  The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rates to apply to taxable income in the periods in which the deferred tax assets or liabilities are expected to be settled or realized.

Net Revenues
  Revenues for services and reimbursable costs are recognized at the time services are rendered or, in the case of fixed price contracts, under the percentage-of-completion method of accounting. No customer accounted for more than ten percent (10%) of consolidated net revenues.

Self-Insurance
  During June of 1994, the Company began a self-insurance program for certain health benefits, which was implemented initially at only three (3) locations. As of January 1, 1995, all employees were included in this program. The Company has stop-loss coverage of $60,000 per individual per occurrence with an annual aggregate limitation of approximately $776,000 per year. However, as the employment of the Company increases or decreases, the aggregate limitation rises or falls proportionally. The cost of such benefits is recognized as expense in the period in which the claim occurred, including estimates of claims incurred but not reported. The claims expense for 1996 was approximately $748,000, as compared to $693,000 for 1995. This increase principally reflects the full implementation of this program, to include all employees of the corporation, and the occurrence of several larger claims during 1996.

Net Loss Per Share
  Net loss per share has been presented using the weighted average number of common shares outstanding. Common stock equivalents (stock options and warrants) have not been included in the net loss per share calculations since their effects would be antidilutive. Net loss per share for the fiscal year ended December 31, 1994 has been restated, in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share", to reflect the issuance of contingent shares to Quadrex during 1995.

Fair Value of Financial Instruments
  The book values of cash, trade accounts receivable, trade accounts payable, and financial instruments included in current assets and other assets approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company's fair value of long-term debt was not significantly different from the stated value at December 31, 1996 and 1995.

     ________________________________________________________________
  NOTE 3
  ACQUISITIONS

  During the second quarter of 1995, the Company completed the acquisition of substantially all of the assets and certain liabilities of Industrial Compliance and Safety, Inc. ("ICS") of Kansas City, Missouri. ICS has provided environmental, remedial, emergency response and waste management services for clients across the U.S. since 1989, and has been consolidated with the Company's existing waste management operations in Kansas City. The assets of ICS were acquired through the forgiveness of indebtedness to the Company and assumption of certain liabilities. The acquisition was accounted for using the purchase method effective June 1, 1995 and, accordingly, the assets and liabilities as of this date and the statement of operations from the effective date were included in the accompanying consolidated financial statements. The Company performed a purchase price allocation as of June 30, 1995, which resulted in an unallocated excess purchase price over net assets acquired, or goodwill, of $177,000, to be amortized over 10 years. The forgiven debt by the Company totalled $376,000 and was recorded against the respective bad debt reserve, and not utilized in determination of the purchase price. ICS assets of $233,000 were acquired through the assumption of accounts payable, debt and other liabilities of $358,000, and transaction costs of $52,000. The acquisition of ICS had an insignificant impact on historical financial data and, thus, pro forma financial information giving effect to the acquisition has not been provided.

  On June 17, 1994, the Company acquired three treatment, storage and disposal facilities (the "Quadrex Facilities") from Quadrex Corporation ("Quadrex"), acquiring all of the outstanding stock of two facilities and purchasing certain assets and assuming certain liabilities of one facility. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the net assets acquired based on their estimated fair values. This allocation has resulted in goodwill and intangible permit costs of $3,359,000 and $3,335,000, respectively. The goodwill is being amortized over 40 years and the intangible permit costs over 20 years, both on a straight-line basis. The results of operations of the Quadrex Facilities have been included in the consolidated statements of operations since June 30, 1994.
The Quadrex Facilities were acquired for a combination of debt assumed ($5,532,000), accounts payable and other liabilities assumed ($8,141,000) and shares of the Company's common stock ($3,217,000). The value of the common stock reflected the market value of the Company's common stock adjusted to account for restrictions common to unregistered securities. Under the terms of the acquisition agreement, the Company held back issuance of certain shares contingent upon Quadrex's satisfying certain conditions. As of December 31, 1994, 576,000 shares had been recorded as issued and outstanding, and during 1995 the Company issued approximately 1,135,000 shares of common stock in full and complete settlement of all shares due Quadrex.
     ________________________________________________________________
  NOTE 4
  PREFERRED STOCK ISSUANCE AND CONVERSION

  The Company issued, during February 1996, to RBB Bank Aktiengesellschaft, located in Graz, Austria ("RBB Bank"), 1,100 shares of newly created Series 1 Class A Preferred Stock ("Series
1 Preferred") at a price of $1,000 per share, for an aggregate sales price of $1,100,000, and paid placement and closing fees of $180,000. During February 1996, the Company also issued 330 shares of newly created Series 2 Class B Convertible Preferred Stock ("Series 2 Preferred") to RBB Bank at a price of $1,000 per share, for an aggregate sales price of $330,000, and paid placement and closing fees of $35,000. The Series 1 Preferred and Series 2 Preferred accrued dividends on a cumulative basis at a rate per share of five percent (5%) per annum, payable at the option of the Company in cash or Company common stock. All dividends on the Series 1 Preferred and Series 2 Preferred were paid in common stock. The Series 1 Preferred and Series 2 Preferred were convertible, at any time, commencing forty-five (45) days after issuance into shares of the Company's common stock at a conversion price equal to the aggregate value of the shares of the Preferred Stock being converted, together with all accrued but unpaid dividends thereon, divided by the "Average Stock Price" per share (the "Conversion Price"). The Average Stock Price means the lesser of (i) seventy percent (70%) of the average daily closing bid prices of the common stock for the period of five (5) consecutive trading days immediately preceding the date of subscription by the holder or (ii) seventy percent (70%) of the average daily closing bid prices of the common stock for a period of five (5) consecutive trading days immediately preceding the date of conversion of the Preferred Stock. During the second quarter of 1996, a total of 722 shares of the Series 1 Preferred were converted into approximately 1,034,000 shares of the Company's common stock and the associated accrued dividends were paid in the form of approximately 16,000 shares of the Company's common stock. Pursuant to a subscription and purchase agreement for the issuance of Series 3 Class C Convertible Preferred Stock, as discussed below, the remaining 378 shares of the Series
1 Preferred and the 330 shares of the Series 2 Preferred were converted during July 1996 into 920,000 shares of the Company's common stock. By terms of the subscription agreement, the 920,000 shares of common stock were purchased by the Company at a purchase price of $1,770,000 and are included in treasury stock as of December 31, 1996. As a result of such conversions, the Series 1 Preferred and the Series 2 Preferred are no longer outstanding.
  On July 17, 1996, the Company issued to RBB Bank 5,500 shares of newly-created Series 3 Class C Convertible Preferred Stock ("Series 3 Preferred") at a price of $1,000 per share, for an aggregate sales price of $5,500,000, and paid placement and closing fees as a result of such transaction of approximately $586,000. As part of the sale of the Series 3 Preferred, the Company also issued to RBB Bank two (2) common stock purchase warrants entitling RBB Bank to purchase, after December 31, 1996, until July 18, 2001, an aggregate of up to 2,000,000 shares of common stock, with 1,000,000 shares exercisable at an exercise price equal to $2.00 per share and 1,000,000 shares exercisable at an exercise price equal to $3.50 per share. The Series 3 Preferred accrues dividends on a cumulative basis at a rate of six percent (6%) per annum, and is payable semi-annually when and as declared by the Board of Directors. Dividends shall be paid, at the option of the Company, in the form of cash or common stock of the Company. The holder of the Series 3 Preferred may convert into common stock of the Company up to (i) 1,833 shares of the Series 3 Preferred on and after October 1, 1996, (ii) 1,833 shares of the Series 3 Preferred on and after November 1, 1996, and
(iii) the balance of the Series 3 Preferred on and after December 1, 1996. The conversion price shall be the product of (i) the average closing bid quotation for the five (5) trading days immediately preceding the conversion date multiplied by (ii) seventy-five percent (75%). The conversion price shall be a minimum of $.75 per share or a maximum of $1.50 per share, with the minimum conversion price to be reduced by $.25 per share each time, if any, after July 1, 1996, the Company sustains a net loss, on a consolidated basis, in each of two (2) consecutive quarters. At no time shall a quarter that has already been considered in such determination be considered in any subsequent determination. The common stock issuable on the conversion of the Series 3 Preferred is subject to certain registration rights pursuant to the subscription agreement. The subscription agreement also provides that the Company utilize $1,770,000 of the net proceeds to purchase from RBB Bank 920,000 shares of the Company's common stock owned by RBB Bank. As discussed above, RBB Bank had previously acquired from the Company 1,100 shares of Series 1 Preferred and 330 shares of Series 2 Preferred and, as of the date of the subscription agreement, was the owner of record and beneficially owned all of the issued and outstanding shares of Series 1 Preferred and Series 2 Preferred, which totalled 378 shares of Series 1 Preferred and 330 shares of Series 2 Preferred. Pursuant to the terms of the subscription agreement relating to the Series 3 Preferred, RBB Bank converted all of the remaining outstanding shares of Series 1 Preferred and Series 2 Preferred into common stock of the Company (920,000 shares) pursuant to the terms, provisions, restrictions and conditions of the Series 1 Preferred and Series 2 Preferred, which were in turn purchased by the Company pursuant to the terms of such subscription agreement. As of this date, the holder of the Series 3 Preferred has not elected to convert any of the Series 3 Preferred into common stock of the Company. The accrued dividends for the period July 17,

1996 through December 31, 1996 were paid in January 1997, in the form of approximately 101,000 shares of the Company's common stock.

     ________________________________________________________________
  NOTE 5
  LONG-TERM DEBT

  Long-term debt at December 31 includes the following (in thousands):

Revolving loan facility dated January 27,
   1995, collateralized by eligible accounts
   receivable, subject to monthly borrowing
   base calculation, variable interest paid
   monthly at base rate (prime) plus 1 1/2.       $ 2,879     $ 3,176

Term loan agreement dated January 27, 1995,
   payable in monthly principal installments
   of $42, due in January 1998, variable
   interest paid monthly at base rate (prime)
   plus 1 3/4.  Secured by real property.      1,383       2,083

Mortgage note payable under an installment
   agreement, payable in monthly principal
   and interest installments of $5 (interest
   at 8%), collateralized by certain real
   estate.                                         -         582

Mortgage note agreement payable in quarterly
   installments of $15 plus accrued interest
   at 10%.  Secured by real property.             123         184

Mortgage note payable in monthly principal
   and interest payments of $8, interest at
   7.25%, due October 1996.  Secured by real
   property.                                        -          79

Equipment financing agreements, secured by
   equipment, interest ranging from 10.2%
   to 13.05%, principal and interest due in
   equal installments of $62 through June
   1999.                                        1,257       1,778

Various capital lease and promissory note
   obligations, payable 1997 to 2001,
   interest at rates ranging from 8.0% to
   36.4%.                                        718         596
                                             _______     _______
                                               6,360       8,378

Less current portion of long-term debt           333         325
Less current portion of revolving loan and
   term note facility                            500       5,259

Less current portion of equipment financing
   agreements                                    646       1,778
                                             _______     _______
                                             $ 4,881     $ 1,116
                                             =======     =======

  On January 27, 1995, the Company, as parent and guarantor, and all direct and indirect subsidiaries of the Company, as co-borrowers and cross-guarantors, entered into a Loan and Security Agreement ("Agreement") with Heller Financial, Inc. ("Heller"). The Agreement provides for a term loan in the amount of $2,500,000, which requires principal repayments based on a five-year level principal amortization over a term of 36 months, with monthly principal payments of $42,000. Payments commenced on February 28, 1995, with a final balloon payment in the amount of $846,000 due on January 31, 1998. The Agreement also provides for a revolving loan facility in the amount of $7,000,000. At any point in time the aggregate available borrowings under the facility are reduced by any amounts outstanding under the term loan and are also subject to the maximum credit availability as determined through a monthly borrowing base calculation, equal to 80% of eligible accounts receivable accounts of the Company as defined in the Agreement. The termination date on the revolving loan facility is also the third anniversary of the closing date. The Company expensed during 1995 approximately $281,000 in financing fees relative to the solicitation and closing of this loan agreement (principally investment banking, legal and closing fees).

  During the second quarter of 1995, the Company became in violation of certain of the restrictive financial ratio covenants of the Agreement. During the second quarter of 1996, the Company negotiated and subsequently entered into an amendment ("Third Amendment") to the Loan and Security Agreement, whereby, among other things, Heller waived the existing events of default, amended the financial covenants and amended certain other provisions of the Loan Agreement as set forth therein. Applicable interest rate provisions were also amended, whereby the term loan shall bear interest at a rate of interest per annum equal to the base rate plus 2 1/4%, and the revolving loan shall bear interest equal to the base rate plus 2%. The Amendment also contains a performance price adjustment which provides that upon the occurrence of an "equity infusion," applicable interest rates on the loans shall be reduced, in each instance by 1/2% per annum. Due to the equity infusion as discussed in Note 4, applicable interest rates on the loans were reduced pursuant to the terms of the Third Amendment effective August 16, 1996, and were subsequently increased during the first quarter of 1997 back to the base rate plus 2-1/4% on the term loan and the base rate plus 2% on the revolving loan. Also, during the first quarter of 1997, Heller extended to the Company an overformula line in an amount not to exceed $300,000, for a period ending the earliest of 90 days after the date of first advance or May 20, 1997.

  As disclosed at December 31, 1995, Heller had agreed to forebear from exercising any rights and remedies under the Agreement as a result of these previous defaults and continued to make normal advances under the revolving loan facility. However, in compliance with generally accepted accounting principles, and since there was no waiver or reset, the Company, at December 31, 1995, reclassified as a current liability $3,882,000 outstanding under the Agreement that would otherwise have been classified as long-term debt. The Company was in default of the "fixed charge coverage" and "capital expenditures" financial covenants for the year ending December 31, 1996. The Company obtained a waiver from Heller for the year ended December 31, 1996, and reset certain covenants for 1997, under the Sixth Amendment to the Agreement (effective April 14, 1997). Therefore, $3,762,000 of such loans with Heller is classified as long-term debt at December 31, 1996, in compliance with generally accepted accounting principles. Pursuant to this Sixth Amendment, the Company is obligated to raise an additional $700,000 on or before August 15, 1997, of which $150,000 is to be paid by June 15, 1997. Under such amendment, this additional amount may be in the form of proceeds received under property and/or business interruption insurance as a result of the explosion and fire at PFM's facility, insurance proceeds with regard to the vandalism at the PFL facility, selling of additional equity securities by the Company, or other proceeds obtained in a manner approved by Heller. The Company believes that it will be able to comply with such a requirement.

  Pursuant to the initial agreement, the term loan bears interest at a floating rate equal to the base rate (prime) plus 1 3/4% per annum The revolving loan bears interest at a floating rate equal to the base rate (prime) plus 1 1/2% per annum. The loans also contain certain closing, management and unused line fees payable throughout the term. As discussed above, in conjunction with the Third and Sixth Amendments, applicable interest rates were amended. Both the revolving loan and term loan were prime based loans at December 31, 1996, bearing interest at a rate of 9.75% and 10.00%, respectively.

  As of December 31, 1996, the borrowings under the revolving loan facility total $2,879,000, a decrease of $297,000 from the December 31, 1995 balance of $3,176,000, with borrowing availability of $958,000. The balance on the term loan totalled $1,383,000, as compared to $2,083,000 at December 31, 1995. Total indebtedness under the Heller Agreement as of December 31, 1996 was $4,262,000, a reduction of $997,000 from the December 31, 1995 balance of $5,259,000.

  During October 1994, the Company entered into a $1,000,000 equipment financing agreement with Ally Capital Corporation ("Ally"), which provides lease commitments for the financing of certain equipment through June 1995. During 1995, the Company negotiated an increase in the total lease commitment to $1,600,000. The agreement provides for an initial term of 42 months, which may be extended to 48, and bears interest at a fixed interest rate of 11.3%. As of December 31, 1995, the Company had utilized $1,496,000 of this credit facility to purchase capital equipment and subsequently drew down an additional $57,000 in January 1996, bringing the total financing under this agreement to $1,553,000.
In conjunction with a 1994 acquisition, the Company also assumed $679,000 of debt obligations with Ally Capital Corporation, which had terms expiring from September 1997 through August 1998, at a rate ranging from 10.2% to 13.05%. At December 31, 1995, the Company was not in compliance with the minimum tangible net worth covenant of this agreement and Ally had waived compliance with this covenant and no acceleration was demanded by the lender. However, in compliance with generally accepted accounting principles, the Company, at December 31, 1995, reclassified as a current liability $1,778,000 outstanding under the agreement, which would otherwise have been classified as long-term debt.
During the second quarter of 1996, the Company negotiated and subsequently entered into an amendment to the equipment financing agreement, whereby, among other things, Ally waived the existing event of default and amended the required covenants. The Company was in default of the "fixed charge covecoverage" and "capital expenditures" financial covenant for the year ending December 31, 1996. Pursuant to an amendment to the Lease Agreement dated
April 14, 1997, the Company obtained a waiver from Ally for the year ended December 31, 1997, and reset certain covenants for 1997. The outstanding balance on these equipment financing agreements at December 31, 1996 is $1,257,000, as compared to $1,778,000 at
December 31, 1995. As a result of the above discussed waiver and amendment and the resetting of certain covenants for 1997, $611,000 has been classified as long-term debt at December 31, 1996, pursuant to generally accepted accounting principles.

  The aggregate amount of the maturities of long-term debt maturing in future years as of December 31, 1996 is $1,479,000 in 1997; $4,507,000 in 1998; $234,000 in 1999; $130,000 in 2000; and
$10,000 in 2001.

     ________________________________________________________________
  NOTE 6
  ACCRUED EXPENSES

  Accrued expenses at December 31 include the following (in thousands):

                                            1996         1995
                                          ________      ________
Salaries and employee benefits            $    808      $    818
Accrued sales, property and other tax          365           548
Waste disposal and other related expenses      667           657
Accrued environmental                          482           338
Other                                          538           590
                                          ________      ________
  Total accrued expenses                  $  2,860      $  2,951
                                          ========      ========

     ________________________________________________________________

  NOTE 7
  ACCRUED CLOSURE COSTS AND ENVIRONMENTAL LIABILITIES

  The Company accrues for the estimated closure costs of its fixed-based RCRA regulated facilities upon cessation of operations. The amount recorded in 1993 in accordance with EPA approved closure plans was $290,000. With the 1994 acquisition of two RCRA regulated facilities from Quadrex, the Company increased its liability to $935,000 as of December 31, 1994, which was subsequently increased to $1,041,000 in 1995. During 1996, the accrued closure cost increased by $53,000 to a total of $1,094,000, principally as a result of inflationary factors. The closure costs will increase in the future, as indexed to an inflationary factor, and may also increase or decrease as the Company changes its current operations at these regulated facilities. Additionally, unlike solid waste facilities, the Company, consistent with EPA regulations, does not have post-closure liabilities that extend substantially beyond the effective life of the facility.

  At December 31, 1996 the Company had accrued environmental and acquisition related liabilities totalling $2,460,000, which reflects a decrease of $603,000 from the December 31, 1995 balance of $3,063,000. This amount principally represents management's best estimate of the costs to remove contaminated sludge and soil, and to undergo groundwater remediation activities at one of its RCRA facilities and one former RCRA facility that is under a closure action from 1989 that its wholly-owned subsidiary, PFD, leases. Perma-Fix of Memphis, Inc., acquired December 30, 1993, is currently remediating gasoline contamination from a shallow aquifer on its property. The Company expects this activity to continue into the foreseeable future. Perma-Fix of Dayton, Inc. is the owner of a RCRA facility currently under closure since it ceased operations in 1989. This facility has pursued remedial activities for the last five years with additional studies forthcoming, and potential groundwater restoration which could extend five (5) to ten (10) years. The Company has estimated the potential liability related to the remedial activity of the above properties to approximate $2,085,000 (PFD $925,000 and PFM $1,160,000), which has been included in the above accrued environmental total.

     ________________________________________________________________
  NOTE 8
  INCOME TAXES

  The components of the provision for income taxes are as follows
(in thousands):

                                  1996      1995       1994
                                 _______   _______   ________
  Current
     Federal                    $      -  $     -   $      -
     State                             -        -         30
                                ________  _______   ________
                                $      -  $     -   $     30
  Deferred                             -        -          -
                                ________  _______   ________
  Provision for income taxes    $      -  $     -   $      -
                                ========  =======   ========

  At December 31, 1996 and 1995 the Company had temporary differences and net operating loss carryforwards which gave rise to deferred tax assets and liabilities at December 31, as follows (in thousands):

                                            1996      1995
                                          ________  ________
  Net operating losses                    $  3,376  $  2,770
  Environmental reserves                       980     1,131
  Other                                        172       453
  Valuation allowance                       (4,034)   (3,849)
                                          ________  ________

       Deferred tax assets                     494       505
                                          ________  ________

  Depreciation                                 466       493
  Other                                         28        12
                                          ________  ________

       Deferred tax liability                  494       505
                                          ________  ________

       Net deferred tax asset (liability) $      -  $      -
                                          ========  ========

  A reconciliation between the expected tax benefit using the federal statutory rate of 34% and the provision for income taxes as reported in the accompanying consolidated statements of operations is as follows (in thousands):

                                  1996       1995      1994
                                _______   ________  _______
  Tax benefit at statutory rate $  (137)  $ (3,077) $  (505)
  Permit impairment charge and
     goodwill amortization           43      1,811        -
  Other                              85         97
  State income taxes                  -          -       30
  Increase in valuation
     allowance                        9      1,169      505
                                ________  _________ ________
  Provision for income taxes    $     -   $      -  $    30
                                ========  ========= ========

  The Company's valuation allowance increased by approximately $185,000 and $1,169,000 for the years ended December 31, 1996 and 1995, respectively, which represents the effect of changes in the temporary differences and net operating losses (NOLs), as amended. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

  The Company had estimated net operating loss carryforwards for federal income tax purposes of approximately $9,900,000 at
December 31, 1996.  These net operating losses can be carried forward and applied against future taxable income, if any, and expire in the years 2006 through 2011. However, as a result of various stock offerings and certain acquisitions, the use of $7,800,00 of these NOLs will be limited to approximately $1,500,000 per year under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. Additionally, NOLs may be further limited under the provisions of Treasury Regulation 1.1502-21 regarding Separate Return Limitation Years.
     ________________________________________________________________
  NOTE 9
  CAPITAL STOCK, EMPLOYEE STOCK PLAN AND INCENTIVE COMPENSATION

  In February 1996, the Company issued 1,100 shares of newly created Series 1 Class A Preferred Stock at a price of $1,000 per share, for net proceeds of $920,000. The Company also issued 330 shares of newly created Series 2 Class B Preferred Stock at a price of $1,000 per share, for net proceeds of $295,000. Both of the Series 1 and Series 2 Preferred Stock were fully converted into 1,953,467 shares of the Company's common stock. During July 1996, the Company issued 5,500 shares of newly created Series 3 Class C Convertible Preferred Stock at a price of $1,000 per share for an aggregate sales price of $5,500,000. See Note 4 for further discussion.

  In March 1996, the Company entered into a Stock Purchase
Agreement with Dr. Centofanti, currently the President, Chief Executive Officer, Chairman of the Board, and Director of the Company, whereby the Company sold, and Dr. Centofanti purchased, 133,333 shares of the Company's common stock for 75% of the closing bid price of such common stock as quoted on the NASDAQ on the date that Dr. Centofanti notified the Company of his desire to purchase such stock, as authorized by the Board of Directors of the Company. During February 1996, Dr. Centofanti tendered to the Company $100,000 for such 133,333 shares by delivering to the Company $86,028.51 and forgiving $13,971.49 that was owing to Dr. Centofanti by the Company for expenses incurred by Dr. Centofanti on behalf of the Company. On the date that Dr. Centofanti notified the Company of his desire to purchase such shares, the closing bid price as quoted on the NASDAQ for the Company's common stock was $1.00 per share.

  In June 1996, the Company entered into a second Stock Purchase Agreement with Dr. Centofanti, whereby the Company sold, and Dr. Centofanti purchased, 76,190 shares of the Company's common stock for 75% of the closing bid price of such common stock as quoted on the NASDAQ on the date that Dr. Centofanti notified the Company of his desire to purchase such stock (closing bid of $1.75 on June 11, 1996), as previously authorized by the Board of Directors of the Company. Dr. Centofanti tendered to the Company $100,000 for such 76,190 shares of common stock. During 1996, the Company also issued 347,912 shares of common stock to outside consultants of the Company for past and future services, valued at approximately $462,000.

  At the Company's Annual Meeting of Stockholders ("Annual Meeting"), as held on December 12, 1996, the stockholders approved the adoption of the Perma-Fix Environmental Services, Inc. 1996 Employee Stock Purchase Plan. This plan provides eligible employees of the Company and its subsidiaries who wish to become stockholders, an opportunity to purchase common stock of the Company through payroll deductions. The maximum number of shares of common stock of the Company that may be issued under the plan will be 500,000. The plan provides that shares will be purchased two (2) times per year and that the exercise price per share shall be eighty-five percent (85%) of the market value of each such share of common stock on the offering date on which such offer commences or on the exercise date on which the offer period expires, whichever is lowest. Also approved at the Annual Meeting was the amendment to the Company's Restated Certificate of Incorporation, as amended, to increase from 20,000,000 to 50,000,000 shares the Company's authorized common stock, par value $.001 per share.

  In June 1994, the Company acquired from Quadrex Corporation ("Quadrex") and its wholly-owned subsidiary, Quadrex Environmental Company ("QEC"), three businesses ("Quadrex Acquisitions"). Quadrex and QEC are collectively referred to as "Quadrex". As consideration for the Quadrex Acquisitions, the Company assumed certain debts of

Quadrex and QEC and issued to Quadrex 575,659 shares of the Company's common stock and agreed to issue to Quadrex up to an additional 1,479,413 shares of Company common stock upon certain conditions being met, with such balance being subject to reductions under certain conditions.

  Subsequent to the closing of the Quadrex Acquisitions, the Company issued to Quadrex during the first quarter of 1995 an additional 94,377 shares of common stock upon certain conditions having been met. However, certain disputes and disagreements had arisen among the parties whether under the terms of the Quadrex Acquisitions the conditions required for delivery of the balance of such shares had been met, and even if conditions were met, the amount of such shares subject to reduction. In February 1995, Quadrex filed for federal bankruptcy protection. The Company and Quadrex negotiated and entered into a Settlement Agreement resolving their differences as a result of the Quadrex Acquisitions without resorting to litigation. Under the terms of the Settlement Agreement, the Company issued to Quadrex in November 1995 an additional 1,041,000 shares of common stock in full and complete settlement of any and all claims which the parties may have against each other relating to the Quadrex Acquisitions.

  During July 1994, the Company completed the private placement of 140 units, with each unit consisting of 10,000 shares of its unregistered common stock and Class B Warrants to purchase up to 20,000 shares of the Company's common stock for $5.00 per share. The Company closed the private placement on July 30, 1994 and received total proceeds of $4,200,000, which resulted in the issuance of 1,400,000 shares of unregistered common stock and Class B Warrants to purchase 2,800,000 shares of common stock, as described above. Of the issuance costs of $559,000, the Company paid approximately $391,000 in fees to brokers, representatives or finders in connection with the private placement. In addition, the Company granted two warrants to purchase up to 331,000 shares of common stock to two investment banking corporations. Each of the warrants is for a term of five years and provides for an exercise price of $3.625 per share.

  On August 31, 1994, in connection with the conversion of certain of the Company's notes then outstanding in the principal amount of $225,000 and accrued interest of $9,000, the Company issued 78,140 shares of its unregistered common stock and issued three warrants to purchase 156,280 shares of common stock. The warrants are exercisable for five years at a price of $5.00 per share.

  On December 30, 1994, the Company registered the above mentioned shares of common stock and warrants issued during 1994, as well as previously unregistered shares of common stock and warrants issued in prior years.

Stock Options
  On December 16, 1991, the Company adopted a Performance Equity Plan (the "Plan"), under which 500,000 shares of the Company's common stock are reserved for issuance, pursuant to which officers, directors and key employees are eligible to receive incentive or nonqualified stock options. Incentive awards consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards. Incentive stock options granted under the Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the market price of the common stock on the date of grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the then-outstanding shares of common stock may not exceed five years and the exercise price may not be less than 110% of the market price of the common stock on the date of grant. To date, all grants of options under the Performance Equity Plan have been made at an exercise price not less than the market price of the common stock at the date of grant.

  Effective September 13, 1993, the Company adopted a
Nonqualified Stock Option Plan pursuant to which officers and key employees can receive long-term performance-based equity interests in the Company. The maximum number of shares of common stock as to which stock options may be granted in any year shall not exceed twelve percent (12%) of the number of common shares outstanding on December 31 of the preceding year, less the number of shares covered by the outstanding stock options issued under the Company's 1991 Performance Equity Plan as of December 31 of such preceding year. The option grants under the plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the market price of the common stock at date of grant.

  Effective December 12, 1993, the Company adopted the 1992
Outside Directors Stock Option Plan, pursuant to which options to purchase an aggregate of 100,000 shares of common stock had been authorized. This Plan provides for the grant of options on an annual basis to each outside director of the Company to purchase up to 5,000 shares of common stock. The options have an exercise price equal to the closing trading price, or, if not available, the fair market value of the common stock on the date of grant. The Plan also provides for the grant of additional options to purchase up to 10,000 shares of common stock on the foregoing terms to each outside director upon election to the Board. During the Company's annual meeting held on December 12, 1994, the stockholders approved the second amendment to the Company's 1992 Outside Directors Stock Option Plan which, among other things, (i) increased from 100,000 to 250,000 the number of shares reserved for issuance under the Plan, and (ii) provides for automatic issuance to each director of the Company, who is not an employee of the Company, a certain number of shares of common stock in lieu of sixty-five percent (65%) of the cash payment of the fee payable to each director for his services as director of the Company. The Third Amendment to the Outside Directors Plan, as approved at the December 1996 Annual Meeting, provided that each eligible director shall receive, at such eligible director's option, either sixty-five percent (65%) or one hundred percent (100%) of the fee payable to such director for services rendered to the Company as a member of the Board in common stock.
In either case, the number of shares of common stock of the Company issuable to the eligible director shall be determined by valuing the common stock of the Company at seventy-five percent (75%) of its fair market value as defined by the Outside Directors Plan.

  The Company applies APB Opinion 25, "Accounting for Stock
Issued to Employees," and related interpretations in accounting for options issued to employees. Accordingly, no compensation cost has been recognized for options granted to employees at exercise prices which equal or exceed the market price of the Company's common stock at the date of grant. Options granted at exercise prices below market prices are recognized as compensation cost measured as the difference between market price and exercise price at the date of grant.

  Statement of Financial Accounting Standards No. 123 (FAS 123) "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair market value based method prescribed in FAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: no dividend yield for both years; an expected life of ten years for both years; expected volatility of 46.8% and 47.0%; and risk-free interest rates of 6.63% and 7.69%.

  Under the accounting provisions of FASB Statement 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                1996           1995
                           ____________   ___________
  Net loss applicable
     to common stock
       As reported         $   (405,000)  $ (9,052,000)
       Pro forma               (758,000)  $ (9,553,000)

  Net loss per share
       As reported         $       (.05)  $      (1.15)
       Pro forma                   (.09)         (1.21)

  A summary of the status of options under the plans as of December 31, 1996 and 1995, and changes during the years ending on those dates are presented below:

                                  1996                 1995
                       __________________________________________
                                  Weighted               Weighted
                                   Average                Average
                                   Exercise              Exercise
                         Shares     Price      Shares      Price
                        _________ _________  _________   ________
Performance Equity Plan:
  Balance at beginning
    of year              263,282     $3.22     361,615     $3.31
     Granted             110,000      1.00      15,000      2.47
     Exercised                 -         -           -         -
     Forfeited           (57,056)     3.32    (113,333)     3.41
                         ________             ________
  Balance at end
    of year              316,226      2.43     263,282      3.22
                         ========             ========
  Options exercisable
    at year end          183,609      3.14     158,874      3.17

  Options granted during
    the year at exercise
    prices which equal
    market price of stock
    at date of grant:
    Weighted average
      exercise price     110,000     1.00      15,000      2.47
    Weighted average
      fair value         110,000      .68      15,000      1.69

Nonqualified Stock Option
  Plan:
  Balance at beginning
    of year              263,995     $3.17     119,295     $3.72
     Granted             345,000      1.00     193,000      2.88
     Exercised                 -         -           -         -
     Forfeited          (133,600)     2.88     (48,300)     3.40
                         ________             ________
  Balance at end
    of year              475,395      1.68     263,995      3.17
                         ========             ========
  Options exercisable
    at year end           34,158      3.77       8,079      4.75

  Options granted during
    the year at exercise
    prices which equal
    market price of stock
    at date of grant:
    Weighted average
      exercise price     345,000     1.00     193,000      2.88
    Weighted average
      fair value         345,000      .68     193,000      2.23

Outside Directors Stock
  Option Plan:
  Balance at beginning
    of year              110,000     $3.08      90,000     $3.05
     Granted              35,000      1.75      20,000      3.25
     Exercised                 -         -           -         -
     Forfeited                 -         -           -         -
                         ________             ________
  Balance at end
    of year              145,000      2.76     110,000      3.08
                         ========             ========
  Options exercisable
    at year end          110,000      3.08     110,000      3.08


  Options granted during
    the year at exercise
    prices which equal
    market price of stock
    at date of grant:
    Weighted average
      exercise price      35,000     1.75      20,000      3.25
    Weighted average
      fair value          35,000     1.25      20,000      2.27

     The following table summarizes information about options under the plan outstanding at December 31, 1996:

                                   Options Outstanding
                         ________________________________________
                                             Weighted
                                             Average     Weighted
  Description and             Number        Remaining    Average
     Range of             Outstanding at   Contractual   Exercise
   Exercise Price          Dec. 31, 1996      Life         Price
________________________  ______________   ___________   ________
Performance Equity Plan:
1991/1992 Awards ($3.02)       190,226      5.3 years      $3.02
1993 Awards ($5.25)             16,000      6.8 years       5.25
1996 Awards ($1.00)            110,000      9.4 years       1.00
                             _________
                               316,226                      2.43
                             =========

Nonqualified Stock
   Option Plan:
1994 Awards ($4.75)             40,395      7.7 years      $4.75
1995 Awards ($2.88)             90,000      8.0 years       2.88
1996 Awards ($1.00)            345,000      9.4 years       1.00
                             _________
                               475,395                      1.68
                             =========

Outside Directors Stock
   Option Plan:
1993 Awards ($3.02)             45,000      5.5 years      $3.02
1994 Awards ($3.00-$3.22)       45,000      7.5 years       3.07
1995 Awards ($3.25)             20,000      8.0 years       3.25
1996 Awards ($1.75)             35,000      9.9 years       1.75
                             _________
                               145,000                      2.76
                             =========

                                   Options Exercisable
                             _______________________________
                                                    Weighted
                                Number              Average
                             Exercisable at         Exercise
                             Dec. 31, 1996           Price
                             _______________        ________
                                174,009               $3.02
                                  9,600                5.25
                                      -                   -
                              __________
                                183,609                 3.14
                              ==========

                                 16,158                $4.75
                                 18,000                 2.88
                                      -                 1.00
                              __________
                                 34,158                 3.77
                              ==========

                                 45,000                $3.02
                                 45,000                 3.07
                                 20,000                 3.25
                                      -
                               ________
                                110,000                 3.08

Warrants
     The Company has issued various warrants pursuant to acquisitions, private placements, debt and debt conversion and to facilitate certain financing arrangements. The warrants principally are for a term of five years and entitle the holder to purchase one share of common stock for each warrant at the stated exercise price. Also, the Company had issued certain Redeemable Warrants (Class A) which entitled the holder to purchase one-quarter share of common stock at an exercise price of $1.50 per quarter share ($6 per whole share) commencing on December 8, 1993, all of which expired on December 7, 1996. During 1996, pursuant to the issuance of the Series 3 Class C Convertible Preferred Stock, as further discussed in Note 4, the Company issued to RBB Bank two (2) common stock purchase warrants entitling RBB Bank to purchase, after December 31, 1996, until July 18, 2001, an aggregate of up to 2,000,000 shares of common stock, with 1,000,000 shares exercisable at an exercise price equal to $2.00 per share and 1,000,000 at $3.50 per share.
In connection with the preferred stock issuance as discussed fully in Note 4, the Company issued additional warrants during 1996 for the purchase of 1,420,000 shares of common stock which are included in other financing warrants. Certain of the warrant agreements contain antidilution provisions which have been triggered by the various stock and warrant transactions as entered into by the

Company since the issuance of such warrants by the Company. The impact of these antidilution provisions was the reduction of certain warrant exercise prices and the increase in the total number of underlying shares for all warrants issued prior to 1996 from their initial amount of 5,902,060 as of December 31, 1995, to an amended total of 6,893,697, of which 1,126,579 expired during 1996.

     The following details the warrants currently outstanding as of December 31, 1996, after giving effect to antidilution provisions:

                          Number of
                         Underlying     Exercise  Expiration
Warrant Series             Shares       Price        Date
______________           _________     ________   __________
Class A Warrants           291,316      $4.12       12/97
Class B Warrants         3,963,258      $3.53       6/99
Acquisition Warrants       487,814      $2.15       2/97
Debt Conversion Warrants   219,684      $3.56       8/99
Financing Warrants
   (Preferred Stock)     1,000,000      $2.00       7/01
Financing Warrants
   (Preferred Stock)     1,000,000      $3.50       7/01
Other Financing Warrants 2,225,046    $.73-$3.63  6/99-9/00
                         _________
                         9,187,118
                         ==========

     The above noted acquisition warrants, which were originally set to expire in February of 1997, were amended and subsequently exercised in their entirety. See Note 15 for further discussion of these amended warrants.

Shares Reserved
     At December 31, 1996, the Company has reserved approximately
14,300,000 shares of common stock for future issuance under all of the above arrangements and the convertible Series 3 Preferred Stock using the maximum conversion price (see Note 4).

Deferred Compensation
     The stock grants issued in 1992 in connection with the IWM acquisition have been accounted for as deferred compensation and were amortized over three years, the period over which the respective employees must earn their respective grant. Compensation expense was $5,000 and $40,000 for 1995 and 1994, respectively, related to these grants.

     During 1993, 25,000 shares of the Company's common stock were granted to a key employee of the Company at no cost as deferred compensation. Upon issuance, 8,000 shares vested immediately, 9,000 shares vested on January 1, 1994, and 8,000 shares vested on January 1, 1995. Compensation expense was $25,000 and $6,000 for 1995 and 1994, respectively, related to this grant.

     _________________________________________________________________
     NOTE 10
     COMMITMENTS AND CONTINGENCIES

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

Legal
     During September 1994, PFM, formerly American Resource Recovery Corporation ("ARR"), was sued by Community First Bank ("Community First") to collect a note in the principal sum of $341,000 that was allegedly made by ARR to CTC Industrial Services, Inc. ("CTC") in February 1987 (the "Note"), and which was allegedly pledged by CTC to Community First in December 1988 to secure certain loans to CTC. This lawsuit, styled Community First Bank v. American Resource Recovery Corporation, was instituted on September 14, 1994, and is pending in the Circuit Court, Shelby County, Tennessee. The Company was not aware of either the Note or its pledge to Community First at the time of the Company's acquisition of PFM in December 1993. The Company intends to vigorously defend itself in connection therewith. PFM has filed a third party complaint against Billie Kay Dowdy, who was the sole shareholder of PFM immediately prior to the acquisition of PFM by the Company, alleging that Ms. Dowdy is required to defend and indemnify the Company and PFM from and against this action under the terms of the agreement relating to the Company's acquisition of PFM. Ms. Dowdy has stated in her answer to the third party complaint that if the Note is determined to be an obligation enforceable against PFM, she would be liable to PFM, assuming no legal or equitable defenses. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

     In May 1995, Perma-Fix of Memphis, Inc. ("PFM"), a subsidiary of the Company, became aware that the U.S. District Attorney for the Western District of Tennessee and the Department of Justice were investigating certain prior activities of W. R. Drum Company, its successor, First Southern Container Company, and any other facility owned or operated, in whole or in part, by Johnnie Williams. PFM used W. R. Drum Company to dispose of certain of its used drums.
In May 1995, PFM received a Grand Jury Subpoena which demanded the production of any documents in the possession of PFM pertaining to
W. R. Drum Company, First Southern Container Company, or any other facility owned or operated, and holder in part, by Johnnie Williams. PFM complied with the Grand Jury Subpoena. Thereafter, in September of 1995, PFM received another Grand Jury Subpoena for documents from the Grand Jury investigating W. R. Drum Company, First Southern Container Company and/or Johnnie Williams. PFM complied with the Grand Jury Subpoena. In December 1995, representatives of the Department of Justice advised PFM that it was also currently a subject of the investigation involving W. R. Drum Company, First Southern Container Company, and/or Johnnie Williams. Since that time, however, PFM has had no contact with representatives of either the United States District Attorney's office for the Western District of Tennessee or the Department of Justice, and is not aware of why it is also a subject of such investigation. In accordance with certain provisions of the Agreement and the Plan of Merger relating to the prior acquisition of PFM, on or about January 2, 1996, PFM notified Ms. Billie K. Dowdy of the foregoing, and advised Ms. Dowdy that the Company and PFM would look to Ms. Dowdy to indemnify, defend and hold the Company and PFM harmless from any liability, loss, damage or expense incurred or suffered as a result of, or in connection with, this matter. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

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

Permits
     The Company is subject to various regulatory requirements, including the procurement of requisite licenses and permits at its facilities. These licenses and permits are subject to periodic renewal without which the Company's operations would be adversely affected. The Company anticipates that, once a license or permit is issued with respect to a facility, the license or permit will be renewed at the end of its term if the facility's operations are in compliance with the applicable regulatory requirements.

Accrued Closure Costs and Environmental Liabilities
     The Company maintains closure cost funds to insure the proper decommissioning of its RCRA facilities upon cessation of operations. Additionally, in the course of owning and operating on-site treatment, storage and disposal facilities, the Company is subject to corrective action proceedings to restore soil and/or groundwater to its original state. These activities are governed by federal, state and local regulations and the Company maintains the appropriate accruals for restoration. As discussed in Note 7, the Company has recorded accrued liabilities for estimated closure costs and identified environmental remediation costs.

Insurance
     The business of the Company exposes it to various risks, including claims for causing damage to property or injuries to persons or claims alleging negligence or professional errors or omissions in the performance of its services, which claims could be substantial. The Company carries general liability insurance which provides coverage in the aggregate amount of $2 million and an additional $6 million excess umbrella policy and carries $1 million per occurrence and $2 million annual aggregate of errors and omissions/professional liability insurance coverage, which includes pollution control coverage.

     The Company also carries specific pollution liability insurance for operations involved in the Waste Management Services segment. The Company believes that this coverage, combined with its various other insurance policies, is adequate to insure the Company against the various types of risks encountered.

Operating Leases
     The Company leases certain facilities and equipment under operating leases. Future minimum rental payments as of December 31, 1996 required under these leases are $941,000 in 1997, $848,000 in 1998, $504,000 in 1999, $308,000 in 2000 and $95,000 in 2001.

     Net rent expense relating to the Company's operating leases was $1,657,000, $1,982,000 and $1,349,000 for 1996, 1995 and 1994,
respectively.

     ________________________________________________________________
     NOTE 11
     PROFIT SHARING PLAN

     The Company adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the "401(k) Plan") in 1992, which is intended to comply under Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974. All full-time employees of the Company and its subsidiaries who have attained the age of 21 are eligible to participate in the 401(k) Plan. Participating employees may make annual pre-tax contributions to their accounts up to 15% of their compensation, up to a maximum amount as limited by law. The Company, at its discretion, may make matching contributions based on the employee's elective contributions. Company contributions vest over a period of six years. The Company elected not to provide any matching contributions for the years ended December 31, 1996, 1995 and 1994.

     ________________________________________________________________
          NOTE 12
          BUSINESS SEGMENT INFORMATION

     The Company provides services through two business segments. The Waste Management Services segment, which provides off-site waste treatment, recycling and disposal services through its five treatment, storage and disposal facilities (TSD facilities); Perma-Fix Treatment Services, Inc., Perma-Fix of Dayton, Inc., Perma-Fix of Memphis, Inc., Perma-Fix of Ft. Lauderdale, Inc. and Perma-Fix of Florida, Inc. The Company also provides through this segment:
(i) on-site waste treatment services to convert certain types of characteristic hazardous wastes into non-hazardous waste, through its Perma-Fix, Inc. subsidiary; and (ii) the supply and management of non-hazardous and hazardous waste to be used by cement plants as a substitute fuel or raw material source. Effective June 30, 1994, the Company acquired Perma-Fix of Dayton, Inc., Perma-Fix of Ft. Lauderdale, Inc. and Perma-Fix of Florida, Inc., which are included in the results during 1994.

     The Company also provides services through the Consulting Engineering Services segment. The Company provides environmental engineering and regulatory compliance consulting services through Schreiber, Grana & Yonley, Inc. in St. Louis, Missouri, and Mintech, Inc. in Tulsa, Oklahoma. These engineering groups provide oversight management of environmental restoration projects, air and soil sampling and compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities.

     The table below shows certain financial information by business segment for 1996, 1995 and 1994. Income (loss) from operations includes revenues less operating costs and expenses. Marketing, general and administrative expenses of the corporate headquarters have not been allocated to the segments. Identifiable assets are those used in the operations of each business segment, including intangible assets. Corporate assets are principally cash, cash equivalents and certain other assets.

                               Waste     Consulting  Corporate
                             Management  Engineering    and
Dollars in Thousands          Services     Services    Other  Consolidated
____________________________________________________________________________
1996
Net revenues                  $ 25,493  $  5,544  $     -   $ 31,037
Depreciation and amortization    2,075       156       21      2,252
Income (loss) from operations      722       505   (1,298)       (71)
Identifiable assets             26,403     2,565       68     29,036
Capital expenditures, net        1,301        (5)       -      1,296

1995
Net revenues                  $ 28,843  $  6,048  $     -   $ 34,891
Depreciation and amortization    2,242       169       20      2,431
Permit write-down                4,712         -        -      4,712
Nonrecurring charges               762         -      225        987
Income (loss) from operations   (6,260) $    350   (2,025)    (7,935)
Identifiable assets             25,524     2,884      465     28,873
Capital expenditures, net        2,765        69       97      2,931
   (exclusive of acquisitions)

1994
Net revenues                  $ 21,031  $  7,044  $     -   $ 28,075
Depreciation and amortization    1,518       186       14      1,718
Income (loss) from operations      172       283   (1,524)    (1,069)
Identifiable assets             31,295     3,237      535     35,067
Capital expenditures, net        1,499       105      300      1,904
   (exclusive of acquisitions)

        ________________________________________________________________
     NOTE 13
     PERMIT WRITE-DOWN

     During December 1995, the Company recognized a permit impairment charge of $4,712,000, related to the December 1993 acquisition of Perma-Fix of Memphis, Inc. ("PFM")(f/k/a American Resource Recovery, Inc.). The acquisition was accounted for under the purchase method of accounting and the related intangible permit represents the excess of the purchase price over the fair value of the net assets of the acquired company and the intrinsic value related to the Resource Conservation and Recovery Act ("RCRA") permits maintained by the facility. Subsequent to the acquisition, PFM, as reported under the waste management services segment of the Company, has consistently reflected operating losses. As a result, during late 1994 and the first six (6) months of 1995, PFM had undergone a series of restructuring programs aimed at the reduction of operating and overhead costs, and increased gross margin and revenues. However, PFM continued to experience intense competition for its services, and a decline in market share and operating losses. Therefore, as a result of the continued decline in operating results, the detailed strategic and operational review, and the application of the Company's objective measurement tests, an evaluation of the permit for possible impairment was completed in December 1995.

     The evaluation of such impairment included the development of the Company's best estimate of the related undiscounted operating income over the remaining life of the intangible permit. Consequently, the results of the Company's best estimate of forecasted future operations, given the consistent prior losses and uncertainty of the impact of the restructuring programs, was that they do not support the recoverability of this permit. As a result of these estimates and related uncertainties, the permit was deemed to be impaired and a charge was recorded to write-down the full value of the intangible permit of approximately $5,235,000, net of the accumulated amortization totaling approximately $523,000. This net charge of $4,712,000 was recorded through the consolidated statement of operations in December 1995 as "Permit write-down".

      ______________________________________________________________
     NOTE 14
     NONRECURRING CHARGES

     During 1995, the Company recorded several nonrecurring charges totalling $987,000, for certain unrelated events. Of this amount, $450,000 represents a divestiture reserve as related to the sale of a wholly-owned subsidiary and $537,000 are one-time charges resulting from restructuring programs.

     As previously disclosed, the Company decided in 1994 to divest its wholly-owned subsidiary, Re-Tech Systems, Inc., which is engaged in post-consumer plastics recycling. Effective March 15, 1996, the Company completed the sale of Re-Tech Systems, Inc., its plastics recycling subsidiary in Houston, Texas. The sale transaction included all real and personal property of the subsidiary, for a total consideration of $970,000. Net cash proceeds to the Company were approximately $320,000, after the repayment of a mortgage obligation of $595,000 and certain other closing and real estate costs. In conjunction with this transaction, the Company also made a prepayment of $50,000 to Heller Financial, Inc. for application to the term loan. The Company recorded during 1995 a nonrecurring charge of $450,000 (recorded as an asset reduction) for the estimated loss on the sale of this subsidiary, which, based upon the closing balances, the Company recognized a small gain on this sale after the asset write-down. The Company sold total assets of approximately $1,346,000, while retaining certain assets totalling approximately $94,000 and certain liabilities totalling approximately $48,000.

     The Company also executed restructuring programs within the waste management services segment. A one-time charge of $237,000 was recorded to provide for costs, principally severance and lease termination fees, associated with the restructuring of the Perma-Fix, Inc. service center group. This program entailed primarily the consolidation of offices in conjunction with the implementation of a regional service center concept, and the related closing of seven
(7) of the nine (9) offices. A one-time charge of $75,000 was also recorded during the second quarter of 1995 to provide for consolidation costs, principally severance, associated with the restructuring of the Southeast Region, which is comprised of Perma-Fix of Florida and Perma-Fix of Ft. Lauderdale. These restructuring costs were principally incurred and funded during 1995.

     In December of 1995, in conjunction with the above referenced restructuring program, the Company and Mr. Robert W. Foster, Jr. ("Foster") agreed to Foster's resignation as President, Chief Executive Officer and Director of the Company, thereby terminating his employment agreement with the Company effective March 15, 1996. The Company agreed to severance benefits of $30,000 in cash, the continuation of certain employee benefits for a period of time and the issuance of $171,000 in the form of common stock, par value $.001, of the Company. Pursuant to the above, the Company recorded a nonrecurring charge at December 31, 1995 of $215,000. In addition, severance costs of approximately $10,000 were incurred upon the termination of several corporate executives. These restructuring costs were principally incurred and funded during the first six months of 1996.

       _____________________________________________________________
     NOTE 15
     SUBSEQUENT EVENTS

     Effective February 7, 1997, the Company amended five (5) warrants with an original issuance date of February 10, 1992 to purchase an aggregate of 487,814 shares of the Company's common stock ("Acquisition Warrants"). The Acquisition Warrants were amended to (i) reduce the exercise price from $2.1475 per share of common stock to $1.00 per share of common stock, and (ii) extend the expiration date of the warrants from February 10, 1997 to March 3, 1997. All Acquisition Warrants were subsequently exercised prior to this March 3, 1997 date, which resulted in $487,814 of additional capital/equity.

     On January 27, 1997, an explosion and resulting tank fire occurred at the Perma-Fix of Memphis, Inc. ("PFM") facility, a hazardous waste storage, processing and blending facility, located in Memphis, Tennessee, which resulted in damage to certain hazardous waste storage tanks located on the facility and caused certain limited contamination at the facility. From the date of the fire through the date of this report, this facility has not been operational. However, PFM has accepted and will continue to accept waste for processing and disposal, but has arranged for other facilities owned by the Company or subsidiaries of the Company or others not affiliated with the Company to process such waste. The utilization of other facilities to process such waste results in higher costs to PFM than if PFM were able to store and process such waste at its Memphis, Tennessee, TSD facility, along with the additional handling and transportation costs associated with these activities. PFM is in the process of repairing and/or removing the damaged storage tanks and any contamination resulting from the occurrence, and, as of the date of this report, anticipates that PFM will be able to begin certain limited operations at the facility by the end of April 1997. The extent of PFM's activities at the facility, once operations are renewed, are presently being evaluated by the Company. The company and PFM have property and business interruption insurance and have provided notice to its carriers of such loss. Although there are no assurances, the Company presently believes that its property insurance will cover any property loss suffered by PFM at the facility as a result of such occurrence. The Company is in the process of determining the amount of business interruption insurance that may be recoverable by PFM as a result thereof, if any.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Since information relating to changes in accountants and engagement of new accountants by the Company during the Company's two most recent fiscal years or any subsequent interim period have been previously reported (as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) and there were no disagreements or reportable events required to be reported under paragraph (b) of Item 304 of Regulation S-K, the information called for under this Item 9 is not required to be provided pursuant to Item 304 of Regulation S-K.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth, as of the date hereof, information concerning the directors and executive officers of the
Company:


Directors and                     Principal Occupation and
Executive Officers                   Other Information
_______________________       _____________________________________
Dr. Louis F. Centofanti       See Item 4A -- "Executive Officers of
Director since 1991,          the Company" of this report for a
Chairman of the Board,        discussion of the principal occupa-
President and                 tion and other information regarding
Chief Executive Officer       Dr. Centofanti
Age:  53

Mr. Mark A. Zwecker(1)(2)     Mr. Zwecker has served as a Director
Director since 1990           of the Company since its inception in
Age:  46                      December 1990.  Mr. Zwecker resigned
                              his position as Secretary of the
                              Company in June 1996, at which time
                              Richard T. Kelecy was appointed to
                              this position.  Mr. Zwecker also
                              resigned his position as Treasurer
                              and Chief Financial Officer of the
                              Company in July 1994 and is
                              currently Vice President of Finance
                              and Administration for American
                              Combustion, Inc., a position he
                              previously held from 1986 to 1990.
                              In 1983, Mr. Zwecker participated as
                              a founder with Dr. Centofanti in the
                              start up of PPM, Inc.  He remained
                              with PPM, Inc. until its acquisition
                              in 1985 by USPCI.  Mr. Zwecker has
                              an M.B.A. from Harvard University
                              and a B.S. in Industrial and Systems
                              Engineering from the Georgia
                              Institute of Technology.

Mr. Steve Gorlin(1)           Mr. Gorlin has served as a Director
Director since 1992           of the Company since October 1992.
Age:  59                      Mr. Gorlin is a private investor
                              working with several technology-
                              based companies.  He was formerly
                              Chairman of the Board of Directors
                              of EntreMed, Inc. and currently is a
                              member of the Board of Directors of
                              Advanced Aerodynamics & Structures,
                              Inc.  Mr. Gorlin is a co-founder and
                              served as President and Chairman of
                              the Board of Directors of CytRx
                              Corporation until 1990.

Mr. Jon Colin(2)              Mr. Colin was elected as a Director
Director since 1996           of the Company on December 12, 1996.
Age:  41                      He is a financial consultant for a
                              variety of technology-based
                              companies.  From 1990 to 1996,
                              Mr. Colin served as President and
                              Chief Executive Officer for
                              Environmental Services of America,
                              Inc., an environmental services
                              company traded on the NASDAQ.
                              Mr. Colin has a B.S. degree in
                              Accounting from the University of
                              Maryland.

Mr. Richard T. Kelecy         See Item 4A -- "Executive Officers of
Chief Financial Officer       the Coompany" of this report for a
Age:  41                      discussion of the principal occupa-
                              tion and other information regarding
                              Mr. Kelecy.

_________________________

(1)  Member of Compensation and Stock Option Committee
(2)  Member of Audit Committee

     Directors of the Company are elected to serve for a term of one year or until their successors are elected and qualify, or until their earlier death, resignation or removal. There are presently four (4) members serving as directors. Pursuant to the By-Laws of the Company, the Board of Directors has set the number of directors at a minimum of three. No family or contractual relationship exist between or among any directors or officers of the Company. The Company has agreed that for five years after the effective date of its Registration Statement on Form S-1 (December 8, 1992), if requested by A.S. Goldmen & Co., Inc., the managing underwriter of the Company's initial public offering (the "Underwriter"), it will use its best efforts to cause one individual designated by the Underwriter to be elected to the Company's Board of Directors, which individual may be an officer, director, employee or affiliate of the Underwriter. At this time the Underwriter has not requested to have one individual designated to be elected to the Company's Board of Directors.

     In conjunction with the Company's restructuring program, the Company and Mr. Robert W. Foster, Jr. ("Foster") agreed to Foster's resignation as President, Chief Executive Officer and Director of the Company effective March 15, 1996. The Company paid severance benefits of $30,000 in cash, continued certain employee benefits, and issued approximately $171,000 in the form of common stock, par value $.001, of the Company. See "Executive Compensation." In addition to his position of Chairman of the Board of the Company, Dr. Louis F. Centofanti was elected as President and Chief Executive

Officer of the Company to replace Mr. Foster.  See "Executive
Officers of the Company."

     The Company's officers are elected annually by, and serve at the pleasure of, the Board of Directors, subject to the terms of any employment agreements. See "Employment Contracts, Termination of
Employment and Change in Control Arrangements."

Certain Relationships
     There are no family relationships between any existing director, executive officer, or person nominated or chosen by the Company to become a director or executive officer. Dr. Centofanti is the only director who is an employee of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the regulations promulgated thereunder require the Company's executive officers and directors and beneficial owners of more than ten percent (10%) of any equity security of the Company registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes of ownership of the Company's equity securities with the Securities and Exchange Commission, and to furnish the Company with copies of all such reports. Based solely on a review of the copies of such reports furnished to the Company and information provided to the Company, the Company believes that during 1996 none of the executive officers and directors of the Company failed to timely file reports under
Section 16(a).

     RBB Bank Aktiengesellschaft ("RBB Bank"), which may have become a beneficial owner (as that term is defined under Rule 13d-3 as promulgated under the Exchange Act) of more than ten percent (10%) of the Company's common stock on February 9, 1996, as a result of its acquisition of 1,100 shares of Series 1 Preferred (as defined in "Certain Relationships and Related Transactions") that were convertible into a maximum of 1,282,798 shares of common stock of the Company commencing 45 days after issuance of the Series 1 Preferred, failed to file a Form 3 to report such transaction, if required. RBB Bank has advised the Company that it acquired such preferred stock on behalf of numerous clients and no one client is the beneficial owner of more than 250 shares of such preferred stock, and thus, RBB Bank believes it was not required to file reports under Section 16(a).

     If RBB Bank became a beneficial owner of more than ten percent (10%) of the Company's common stock on February 9, 1996 and thereby required to file reports under Section 16(a) of the Exchange Act, then RBB Bank may have also failed to file (i) a Form 4 for single transaction which occurred on February 22, 1996; (ii) a Form 4 for four transactions which occurred in July 1996; (iii) a Form 4 for a single transaction which occurred in September 1996; (iv) a Form 4 for a single transaction which occurred in January 1997; and (v) a Form 5 for 1996 as a result of not filing the above referenced reports.

     For further discussion of the RBB Bank transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources of the Company," "Security Ownership of Certain Beneficial Owners and Management--Security Ownership of Certain Beneficial Owners," and "--Potential Change of Control."


ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table
     The following table sets forth the aggregate cash compensation paid to the Chairman and Chief Executive Officers of the Company.
No executive officer of the Company or its subsidiaries received a total salary and bonus for 1996 in excess of $100,000.

                                       Annual Compensation
                                   ______________________________
                                                       Other
                                                       Annual
 Name and Principal                            Bonus   Compen-
     Position                 Year  Salary($)   ($)    sation($)
_________________________     ____  ________  _______  _________
Dr. Louis F. Centofanti(1)    1996    65,000      -    66,666(3)
Chairman of the Board         1995   120,000      -       -
and Chief Executive           1994    86,000      -       -
Officer

Robert W. Foster, Jr.(2)      1996    34,000      -    30,000
President and                 1995   130,000    5,000      -
Chief Executive Officer

                                      Long Term
                                      Compensation
                              ________________________
                              Restricted                 All
                                Stock        Options    Other
                               Award(s)        SARs    Compen-
                                ($)            (#)     sation ($)
                              __________     ________  __________
                                  -             -           -
                                  -           20,000        -
                                  -             -           -

                                  -             -        171,000
                                  -           78,000        -
_____________

(1) Dr. Centofanti, the Company's Chairman of the Board, received compensation pursuant to an employment agreement, which provided for annual compensation to Dr. Centofanti of $75,000 beginning June 1992 and expiring in June 1995. Under the expired contract, Dr. Centofanti received an annual salary of $75,000, which was increased to $125,000 in October, 1994, and continued until December, 1995, when Dr. Centofanti's salary was reduced to $65,000.
Dr. Centofanti's current annual salary is $65,000. Dr. Centofanti also served as President and Chief Executive Officer of the Company during 1994 and until September 1995, when Robert W. Foster was elected as President and Chief Executive Officer of the Company.
At such time, Dr. Centofanti continued to serve as Chairman of the Board of the Company. Upon Mr. Foster's resignation, Dr. Centofanti resumed the positions of President and Chief Executive Officer effective March 15, 1996, and continued as Chairman of the Board.

(2) Mr. Foster resigned his positions of President and Chief Executive Officer effective March 15, 1996, and the parties agreed to terminate his employment agreement effective as of the date of such termination. The Company agreed to severance benefits of $30,000 in cash plus continuation of certain employee benefits. In addition, concurrently with Mr. Foster's termination, the Company and Mr. Foster entered into a consulting agreement with a term of three (3) months and compensation of $171,000, which was paid in the form of common stock, par value $.001, of the Company. See "Employment Contracts, Termination of Employment and Change in Control Arrangements" in Item 11.

(3) The Company entered into two Stock Purchase Agreements with Dr. Centofanti whereby the Company sold, and Dr. Centofanti purchased, 133,333 shares and 76,190 shares, in March 1996, and in June 1996, respectively, of the Company's common stock for 75% of the closing bid price of such common stock as quoted on the NASDAQ on the date that Dr. Centofanti notified the Company of his desire to purchase such stock, as authorized by the Board of Directors of the company. The closing bid price as quoted on the NASDAQ for the Company's common stock on the dates that Dr. Centofanti notified the Company of his desire to purchase the shares was $1.00 per share for the march sale and $1.75 per share for the June sale. As a result, the difference between the price paid by Dr. Centofanti for such stock and the fair market value thereof was approximately $33,333 for each transaction. See "Certain Relationships and Related Transactions."

Options/SAR Grants in Last Fiscal Year
     During 1996, there were no individual grants of stock options or SAR's made to any of the executive officers named in the summary compensation table.

Aggregated Option Exercises in 1996 and Fiscal Year-End Option
Values

     The following table sets forth information concerning each exercise of stock options during the last completed fiscal year by each of the executive officers named in the Summary Compensation
Table and the fiscal year-end value of unexercised options:

                            Shares            Value
                          Acquired on        Realized
                         Exercise (#)(1)      ($)(1)
                         _______________     ________
Dr. Louis F. Centofanti         0               $0

Robert W. Foster, Jr.(3)        0               $0


                            Number of Unexercised
                         Options at Fiscal Year-End
                                      (#)
                         _____________________________
                         Exercisable    Unexercisable
                         ___________     _____________

                           33,763           16,000

                                0                0(3)

                             Value of Unexercised
                             in-the-Money Options
                           at Fiscal Year End ($)(2)
                         _____________________________
                         Exercisable    Unexercisable
                         ___________    _____________

                             $0               $0

                             $0               $0
_____________

(1)  No options were exercised during 1996.

(2) Values have been calculated based on the closing bid price of the Company's common stock reported on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") on December 31, 1996, which was $1.375 per share. The actual value realized by a named executive officer on the exercise of these options depends on the market value of the Company's common stock on the date of exercise. As of December 31, 1996, the unexercised options were not in the money since the fair market value of the underlying securities was less than the exercise price of such options.

(3)  Mr. Foster resigned his position of President and Chief
Executive Officer effective March 15, 1996 and, simultaneous with such resignation, all unexercised options totaling 155,000 were forfeited.

401(k) Plan
     The Company has adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan which is intended to comply under Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Security Act of 1974 (the "401(k) Plan"). All full-time employees of the Company and its subsidiaries who have attained the age of twenty-one (21) are eligible to participate in the 401(k) Plan. Participating employees may make annual pre-tax contributions to their accounts up to fifteen percent (15%) of their compensation, up to a maximum amount as limited by law. The Company, at its discretion, may make matching contributions based on full-time employees' elective contributions. Company contributions vest twenty percent (20%) after two (2) years, forty percent (40%) after three (3) years, sixty percent (60%) after four (4) years, eighty percent (80%) after five (5) years, and are one hundred percent (100%) vested thereafter. As of December 31, 1996, the Company has elected not to provide any matching contributions. Distributions generally are payable in lump sums after termination, retirement, death or disability.

Compensation of Directors
     In 1996, the two outside directors of the Company, which number was subsequently increased to three pursuant to the Annual Meeting in December of 1996, received annual director's fees in the aggregate amount of $28,000, with each director's fee payable in shares of common stock of the Company, subject to the election of each director, based on the fair market value of such stock determined on the business day immediately preceding the date that the fee is due and the balance payable in cash. Reimbursement of expenses for attending meetings of the Board are paid in cash at the time of occurrence. The director fees in 1996 were based on monthly payments of $1,000 for each month of service. These directors do not receive additional compensation for committee participation or special assignments except for reimbursement of expenses. The Company does not compensate the directors that also serve as officers or employees of the Company or its subsidiaries for their service as directors.

     The Company believes that it is important for directors to have a personal interest in the success and growth of the Company and for their interests to be aligned with those of its stockholders. Therefore, under the Company's 1992 Outside Directors Stock Option and Incentive Plan ("Outside Directors Plan"), each outside director is granted an option to purchase up to 15,000 shares of common stock on the date such director is initially elected to the Board of Directors and receives on an annual basis an option to purchase up to another 5,000 shares of common stock, with the exercise price being the fair market value of the common stock on the date that the option is granted. No option granted under the Outside Directors Plan is exercisable until after the expiration of six months from the date the option was granted and no option shall be exercisable after the expiration of ten (10) years from the date the option is granted. As of December 31, 1995, options to purchase 110,000 shares of common stock have been granted under the Outside Directors Plan. During 1996, the Company granted options to purchase 35,000 shares of common stock under the Outside Directors Plan. In addition, under the second amendment to the Outside Directors Plan, approved at the Annual Meeting of Shareholders held in December 1994, beginning January 1995, each outside director was, in lieu of 65% of the fees payable to the outside director, issued a number of shares of common stock having a value equal to 65% of the fee payable to each such director based on the fair market value of such stock determined on the business day immediately preceding the date that the fee was due, with the remaining 35% paid in cash. The Third Amendment to the Outside Directors Plan, as approved at the December 1996 Annual Meeting, provided that each eligible director shall receive, at such eligible director's option, either sixty-five percent (65%) or one hundred percent (100%) of the fee payable to such director for services rendered to the Company as a member of the Board in common stock. In either case, the number of shares of common stock of the Company issuable to the eligible director shall be determined by valuing the common stock of the Company at seventy-five percent (75%) of its fair market value as defined by the Outside Directors Plan. The number of shares of common stock which may be issued in the aggregate under the Outside Directors Plan, either under options or stock awards, is 250,000 shares, subject to adjustment.

     Robert W. Foster, Jr., formerly President, Chief Executive Officer and a director of the Company until March 15, 1996, was compensated pursuant to an employment agreement during 1994, 1995 and 1996, and a consulting agreement during 1996. See "--Employment Contracts, Termination of Employment and Change in Control Arrangements" and "EXECUTIVE COMPENSATION--Summary Compensation Table."

     Although Dr. Centofanti is not compensated for his services provided as a director of the Company, Dr. Centofanti is compensated for his services rendered to the Company as an officer of the Company. See "Employment Contracts, Termination of Employment and Change in Control Arrangements."

Employment Contracts, Termination of Employment and Change in
Control Arrangements
     In June 1994, the Company entered into a three (3) year employment agreement with Robert W. Foster, Jr. Under the

Agreement, Mr. Foster was to receive an annual salary of $110,000, which was subsequently increased to $135,000 during 1995, as determined by the Compensation and Stock Option Committee. However, in conjunction with the Company's restructuring program, the Company and Mr. Robert W. Foster, Jr. ("Foster") agreed to Foster's resignation as President, Chief Executive Officer and Director of the Company, thereby terminating his employment agreement with the Company effective March 15, 1996. The Company agreed to severance benefits of $30,000 in cash plus continuation of certain employee benefits. In addition, the Company and Foster entered into a consulting agreement with a term of three (3) months and compensation of a minimum of approximately $171,000 payable in the form of common stock, par value $.001, of the Company. Based upon a stock price at the close of business on April 1, 1996, the Company issued approximately 152,000 shares of common stock to Mr. Foster relative to this agreement. The fair market value of the 152,000 shares exceeded $171,000 on the 90th day after March 15, 1996 and, as a result, Mr. Foster reimbursed to the Company approximately $41,000 of such excess proceeds. Foster is engaged as an independent, outside consultant to the Company and agrees to certain non-competition conditions for a period of one (1) year following the date of this agreement.

     The Company's 1991 Performance Equity Plan and the 1993 Nonqualified Stock Option Plan (collectively, the "Plans") provide that in the event of a change in control (as defined in the Plans) of the Company, each outstanding option and award granted under the Plans shall immediately become exercisable in full notwithstanding the vesting or exercise provisions contained in the stock option agreement. As a result, all outstanding stock options and awards granted under the Plans to the executive officers of the Company shall immediately become exercisable upon such a change in control of the Company.

Compensation Committee Interlocks and Insider Participation
     During 1996, the Compensation and Stock Option Committee for the Company's Board of Directors was composed of Steve Gorlin and Mark Zwecker. Neither Mr. Gorlin nor Mr. Zwecker is or was, during the year, an officer or employee of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Security Ownership of Certain Beneficial Owners
     The following table sets forth information as to the shares of voting securities beneficially owned as of March 14, 1997 by each person known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities.
Beneficial ownership by the Company's stockholders has been determined in accordance with the rules promulgated under Section
13(d) of the Securities Exchange Act of 1934, as amended. A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership of such securities within 60 days from March 14, 1997.

                                               Amount and
                                               Nature of    Percent
       Name of                     Title       Beneficial     of
   Beneficial Owner                of Class    Ownership    Class(1)
______________________________     ________  _____________  _________
Dr. Louis F. Centofanti(2)         Common      674,438(2)     6.62%

American Ecology Corporation(3)    Common      795,000(3)     7.87%

RBB Bank Aktiengesellschaft(4)     Common    6,823,728(4)    42.32%
                                   Preferred     5,500(4)   100.00%
____________________

(1) In computing the number of shares and the percentage of outstanding common stock "beneficially owned" by a person, the calculations are based upon 10,095,948 shares of common stock issued and outstanding on March 14, 1997, plus the number of shares of common stock which such person has the right to acquire beneficial ownership of within (60) days.

(2) These shares include (i) 571,744 shares held of record by Dr. Centofanti; (ii) 61,618 shares receivable upon exercise of warrants to purchase common stock; and (iii) options to purchase 33,763 shares granted pursuant to the 1991 Performance Equity Plan and the 1993 Nonqualified Stock Option Plan, which are immediately exercisable. This amount does not include options to purchase 16,000 shares granted pursuant to the above referenced plans which are not exercisable within sixty (60) days. Dr. Centofanti has sole voting and investment power of these shares, except the following shares for which Dr. Centofanti shares voting and investment power:
     4,000 shares and 500 shares receivable upon the exercise of warrants to purchase common stock held by the wife of Dr. Centofanti and 2,500 shares and 313 shares receivable upon the exercise of warrants to purchase common stock held by the son of Dr. Centofanti's wife. The business address of Dr. Centofanti, for the purposes hereof, is c/o Perma-Fix Environmental Services, Inc., 1940 N.W. 67th Place, Gainesville, Florida 32653.

(3) American Ecology Corporation ("AEC") has sole voting and investment power over these shares. The address for AEC is 805 West Idaho, Suite 200, Boise, Idaho 83702-8916.

(4) The outstanding shares of Preferred Stock consist of the Series 3 Preferred that RBB Bank acquired from the Company pursuant to the Subscription Agreement. The holders of the Series 3 Preferred have no voting rights, except as required by law. The shares of common stock included as beneficially owned by RBB Bank in this table are shares that RBB Bank would be entitled to receive upon conversion of all of the Series 3 Preferred Stock held by RBB Bank (assuming that the average of the closing bid prices of the common stock for the five (5) trading days prior to conversion equals or exceeds $2.00 per share), and the number of shares of common stock noted is based on the assumption that RBB Bank converted such shares of Series 3 Preferred into the maximum number possible. The above calculation does include 2,000,000 shares of common stock that RBB Bank has the right to acquire upon exercise of the RBB Warrants, which entitle RBB Bank to purchase 2,000,000 shares of common stock after December 31, 1996, at an exercise price of $2.00 per share for 1,000,000 shares, and $3.50 a share for 1,000,000 shares. However, the above calculation does include approximately 300,000 shares of common stock that RBB Bank may receive in payment of the accrued dividends on the Series 3 Preferred. RBB Bank has advised the Company that it is holding the Preferred Stock on behalf of 43 clients of RBB Bank and that no client is the beneficial owner of more than 250 shares of such Preferred Stock. RBB Bank may be considered to be the beneficial owner of these shares with its clients. See "Certain Relationships and Related Transactions." RBB Bank's address is Burgring 16, 8010 Graz, Austria.

Security Ownership of Management

     The following table sets forth information as to the shares of voting securities beneficially owned as of March 14, 1997 by each Director and Named Executive Officers of the Company listed in the Summary Compensation table and all Directors and executive officers of the Company as a group. Beneficial ownership by the Company's stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act. A person is deemed to be a beneficial owner of any voting securities for which that person has the right to acquire beneficial ownership within sixty (60) days. All voting securities are owned both of record and beneficially unless otherwise indicated.

                                    Number of
                                    Shares of        Percentage
                                   Common Stock          of
       Name of                     Benefically         Common
    Beneficial Owner                  Owned            Stock(1)
_____________________________      ____________      ___________
Dr. Louis F. Centofanti(2)(3)        674,438(3)         6.62%

Richard T. Kelecy(2)(4)                 6,000(4)         *

Mark A. Zwecker(2)(5)                176,628(5)         1.74%

Steve Gorlin(2)(6)                   393,793(6)         3.89%

Jon Colin(7)                               -              -

Directors and Executive            1,250,859(8)        12.19%
Officers as a Group
(5 persons)

*Indicates beneficial ownership of less than one percent (1%).
____________________

(1) See footnote (1) of the table under "Security Ownership of Certain Beneficial Owners."

(2) The business address of such person, for the purposes hereof, is c/o Perma-Fix Environmental Services, Inc., 1940 N.W. 67th Place, Gainesville, Florida 32653.

(3) See footnote (2) of the table under "Security Ownership of Certain Beneficial Owners."

(4) Does not include options to purchase 84,000 shares of common stock granted pursuant to the 1993 Nonqualified Stock Option
     Plan which are not exercisable within sixty (60) days.

(5) Mr. Zwecker has sole voting and investment power over these shares which include (i) 145,746 shares of common stock held of record by Mr. Zwecker; (ii) 14,882 options to purchase common stock granted pursuant to the 1991 Performance Equity Plan; (iii) 1,000 options to purchase common stock pursuant to the 1993 Nonqualified Stock Option Plan, which are immediately exercisable; and (iv) options to purchase 15,000 shares granted pursuant to the 1992 Outside Directors Stock Option and Incentive Plan which are immediately exercisable. Does not include options to purchase 4,000 shares of common stock granted pursuant to the 1993 Nonqualified Stock Option Plan which are not exercisable within sixty (60) days.

(6) Mr. Gorlin has sole voting and investment power over these shares which include: (i) 363,793 shares held of record by Mr. Gorlin; and (ii) options to purchase 30,000 shares granted pursuant to the 1992 Outside Directors Stock Option and Incentive Plan which are immediately exercisable. Does not include 200,000 shares which Mr. Gorlin has the right to acquire on and after January 1, 1997, until September 15, 1999, under the terms of a warrant granted by the Company to Mr. Gorlin in September 1996. See "Certain Relationships and Related Transactions."

(7) As of March 14, 1997, Mr. Colin did not beneficially own any voting securities of the Company. Does not include the 15,000 options issued to Mr. Colin upon his election as an outside director of the Company, pursuant to the terms of the 1992 Outside Directors Stock Option and Incentive Plan, which are not exercisable until six (6) months after his election. His address is 13 Meadow Lane, Old Bridge, New Jersey 08857.

(8) Includes 62,431 shares receivable upon exercise of warrants to purchase common stock and options and warrants to purchase 107,145 shares of common stock which are immediately exercisable. Does not include 319,000 shares of common stock covered by options and warrants which are not exercisable within sixty (60) days from the Record Date.

Potential Change in Control

     If RBB Bank were to acquire approximately 7,300,000 shares of common stock upon conversion of the Series 3 Preferred, which is the maximum number of shares of common stock that RBB Bank could acquire upon conversion of the Series 3 Preferred assuming the conversion price is based on the minimum conversion price of $.75 a share and as a result of the average of fair market value of the common stock being $1.00 or less within five (5) trading days immediately preceding the conversion date and assuming such minimum conversion price is not reduced pursuant to the terms of the Series 3 Preferred and it exercised all of the RBB Warrants, RBB Bank would own approximately 10,100,000 shares of common stock, or approximately fifty percent (50%) of the outstanding shares of common stock of the Company, assuming no other shares of common stock are issued by the Company, no other warrants or options issued by the Company are exercised, the Company does not acquire additional shares of common stock as treasury shares and RBB Bank does not dispose of any such shares. In such event, RBB Bank would have a sufficient number of voting shares of the Company to result in a change in control of the Company. See "--Security Ownership of Certain Beneficial Owners" and "Certain Relationships and Related Transactions."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1994, the Company made a private offering to accredited investors (the "Private Placement") of units ("Units"), each Unit consisting of 10,000 shares of common stock and 20,000 Class B Warrants to Purchase common stock (the "Class B Warrants"). The Class B Warrants are for a term of five (5) years from June 17, 1994. Each Class B Warrant entitles the holder thereof to purchase one (1) share of common stock for $5.00. The Class B Warrants are subject to certain antidilution provisions. Under certain conditions, the Class B Warrants are redeemable by the Company at a redemption price of $0.05 per Class B Warrant, provided that the market price of the common stock shall exceed an average price of $8.00 per share. In connection with the Private Placement, Dr. Louis F. Centofanti, Chairman of the Board and Chief Executive Officer of the Company, purchased two Units from the Company, which consisted of 20,000 shares of common stock and Class B Warrants to purchase up to 40,000 shares of common stock. The purchase price paid for the two Units was $60,000.

     In September 1996, the Company issued a warrant ("Gorlin Warrant") to Steve Gorlin, a Director of the Company, for services rendered, other than those rendered as a Director, to the Company. The Gorlin Warrant allows the holder to purchase 200,000 shares of common stock of the Company for $1.75 per share from January 1, 1997, until September 15, 1999. The Gorlin Warrant is subject to certain antidilution provisions.

     In March 1996, the Company entered into a Stock Purchase Agreement with Dr. Centofanti, currently the President, Chief Executive Officer, Chairman of the Board, and Director of the Company, whereby the Company sold, and Dr. Centofanti purchased, 133,333 shares of the Company's common stock for 75% of the closing bid price of such common stock as quoted on the NASDAQ on the date that Dr. Centofanti notified the Company of his desire to purchase such stock, as authorized by the Board of Directors of the Company. During February 1996, Dr. Centofanti tendered to the Company $100,000 for such 133,333 shares by delivering to the Company $86,028.51 and forgiving $13,971.49 that was owing to Dr. Centofanti by the Company for expenses incurred by Dr. Centofanti on behalf of the Company. On the date that Dr. Centofanti notified the Company of his desire to purchase such shares, the closing bid price as quoted on the NASDAQ for the Company's common stock was $1.00 per share.

     In June 1996, the Company entered into a second Stock Purchase Agreement with Dr. Centofanti, whereby the Company sold, and Dr. Centofanti purchased, 76,190 shares of the Company's common stock for 75% of the closing bid price of such common stock as quoted on the NASDAQ on the date that Dr. Centofanti notified the Company of his desire to purchase such stock (closing bid of $1.75 on June 11, 1996), as previously authorized by the Board of

Directors of the Company.  Dr. Centofanti tendered to the Company
$100,000 for such 76,190 shares of common stock.

     In March 1996, Robert W. Foster, Jr. resigned as President, Chief Executive Officer and a Director of the Company, and as an officer and Director of the Company's subsidiaries and terminated his employment agreement with the Company pursuant to the terms of a Termination and Severance Agreement (the "Termination Agreement") between the Company and Mr. Foster, and effective as of the date of such termination, the Company and Mr. Foster entered into a consulting agreement dated March 15, 1996. See "Executive Compensation--Employment Contracts, Termination of Employment and Change in Control Arrangements" for further discussion.

     During February 1996, the Company entered into two (2) different offshore transactions with RBB Bank Aktiengesellschaft ("RBB Bank"). In the first transaction, the Company sold to RBB Bank 1,100 shares of a newly created Series 1 Class A Preferred Stock, par value $.001 ("Series 1 Preferred"), for $1,000 per share, for an aggregate purchase price of $1,100,000, pursuant to an Offshore Securities Subscription Agreement, dated February 9, 1996. In the second transaction, the Company sold to RBB Bank 330 shares of a newly created Series 2 Class B Preferred Stock, par value $.001 ("Series 2 Preferred"), for $1,000 per share for an aggregate sales price of $330,000, pursuant to an Offshore Securities Subscription Agreement, dated February 22, 1996. The Series 1 Preferred and the Series 2 Preferred are collectively referred to herein as "RBB Preferred Stock." In connection with both transactions, the Company paid placement fees totaling $209,000. The RBB Preferred Stock was convertible at any time, commencing forty-five (45) days after issuance, into shares of the Company's common stock at a conversion price equal to the aggregate value of the shares of the RBB Preferred Stock being converted, together with all accrued but unpaid dividends thereon, divided by the "Average Stock Price" per share (the "Conversion Price"). The Average Stock Price was defined as the lesser of (i) seventy percent (70%) of the average daily closing bid prices of the common stock for the period of five (5) consecutive trading days immediately preceding the date of subscription by the holder or (ii) seventy percent (70%) of the average daily closing bid prices of the common stock for a period of five (5) consecutive trading days immediately preceding the date of conversion of the RBB Preferred Stock. The RBB Preferred Stock entitled the holder thereof to receive dividends accruing at the rate per share of five percent (5%) per annum of consideration paid for each share of the RBB Preferred Stock, or $50.00 per annum, payable in arrears at the rate of $12.50 for each full calendar quarter. Dividends on the RBB Preferred Stock were paid at the election of the Company by the issuance of shares of common stock. During 1996, all outstanding shares of the RBB Preferred Stock were converted into approximately 1,970,000 shares of common stock of the Company, which includes approximately 17,000 shares issued by the Company in satisfaction of accrued dividends. Pursuant to the

Subscription Agreement for the issuance of Series 3 Class C Convertible Preferred Stock, as discussed below, 920,000 of these shares of converted common stock were purchased by the Company at a purchase price of $1,770,000. As a result of such conversions, the RBB Preferred Stock is no longer outstanding.

     During July 1996, the Company issued 5,500 shares of newly-created Series 3 Class C Convertible Preferred Stock, par value $.001 per share ("Series 3 Preferred") at a price of $1,000 per share, for an aggregate sales price of $5,500,000, and paid placement and closing fees as a result of such transaction of approximately $586,000. The transaction was pursuant to a Subscription and Purchase Agreement ("Subscription Agreement") between the Company and RBB Bank and included the Company granting to RBB Bank two Warrants to purchase up to 2,000,000 shares of the Company's common stock, with 1,000,000 shares of common stock exercisable at $2.00 per share and 1,000,000 shares of common stock exercisable at $3.50 per share (collectively, the "RBB Warrants"). The RBB Warrants are for a term of five (5) years and may be exercised at any time after December 31, 1996, and until the end of the term of such Warrants. The Series 3 Preferred is not entitled to any voting rights, except as required by law. Dividends on the Series 3 Preferred accrue at a rate of six percent (6%) per annum, payable semi-annually as and when declared by the Board of Directors, and such dividends are cumulative. Dividends shall be paid, at the option of the Company, in the form of cash or common stock of the Company. If the Dividends are paid in common stock, each share of outstanding Series 3 Preferred shall receive shares of common stock equal to the quotient of (i) six percent (6%) of $1,000 divided by (ii) the average closing bid quotation of the common stock as reported on the over-the-counter market, or the closing sale price if listed on a national securities exchange, for the five (5) trading days immediately prior to the applicable dividend declaration date. The Company issued 100,387 shares during January 1997 in payment of accrued dividends for the period July through December 1996.

     RBB Bank may convert the Series 3 Preferred into common stock of the Company as follows: (i) up to 1,833 shares on or after October 1, 1996; (ii) an additional 1,833 shares on or after November 1, 1996; and (iii) the balance on or after December 1, 1996. The conversion price shall be the product of (i) the average closing bid quotation for the five (5) trading days immediately preceding the conversion date multiplied by (ii) seventy-five percent (75%). The conversion price shall be a minimum of $.75 per share or a maximum of $1.50 per share, with the minimum conversion price to be reduced by $.25 per share each time, if any, after July 1, 1996, the Company sustains a net loss, on a consolidated basis, in each of two (2) consecutive quarters ("Minimum Conversion Price Reduction"). For the purpose of determining whether the Company has had a net loss in each of two (2) consecutive quarters, at no time shall a quarter that has already been considered in such determination be considered in any subsequent determination.
Subject to the closing bid price of the Company's common stock at the time of conversion and the other conditions which could increase the number of shares to be issued upon conversion, the Series 3 Preferred, if all of the shares of Series 3 Preferred were converted, such could be converted into between approximately 3,700,000 and approximately 7,300,000 shares of common stock, or more pursuant to the Minimum Conversion Price Reduction. The common stock issuable on the conversion of the Series 3 Preferred is subject to certain registration rights pursuant to the Subscription Agreement, pursuant to which a Form S-3 Registration Statement was filed by the Company with the Securities and Exchange Commission on October 21, 1996.

     Under the terms of the Subscription Agreement, from the net proceeds of the sale of the Series 3 Preferred (approximately $4,900,000) received by the Company after payment of placement fees to brokers, legal fees and other expenses, the Company purchased from RBB Bank 920,000 shares of common stock of the Company acquired by RBB Bank upon conversion of the Company's Series 1 Preferred and Series 2 Preferred for $1,770,000.

     In June 1995, the Company entered into a consulting agreement ("Zwecker Consulting Agreement") with Mark A. Zwecker, a Director, to provide certain financial consulting services to the Company. Under this arrangement, the Company paid to Mr. Zwecker a consulting fee of $1,500 per month. Mr. Zwecker agreed to accept, in lieu of 65% of the consulting fee due at any time, to be issued a number of shares of common stock having a value equal to 65% of the fee based on the fair market value of such stock determined on the business day immediately preceding that date such fee is due. The consulting agreement was terminated effective June 30, 1996, pursuant to Mr. Zwecker's resignation as Secretary and the corresponding appointment of Richard Kelecy as the Company's Secretary. As a result of the above, Mr. Zwecker will receive compensation consistent with all other outside Directors. From January 1995, through September 30, 1996, Mr. Zwecker received, or is to receive, from the Company approximately $19,000 under the Zwecker Consulting Agreement and subject to the above-described arrangements.

     The Company acquired Perma-Fix of Memphis, Inc., a subsidiary of the Company (f/k/a American Resource Recovery Corporation ["ARR"]), located in Memphis, Tennessee ("PFM"), in December 1993, from Billie Kay Dowdy ("Dowdy"), who was the sole stockholder of PFM immediately prior to such acquisition, and, in connection therewith, issued to Dowdy 601,500 shares of common stock, which represented more than five percent (5%) of the Company's outstanding shares of common stock. During 1996, Dowdy ceased being the beneficial owner of more than five percent (5%) of the Company's outstanding shares of common stock. In connection with such acquisition, Ms. Dowdy agreed to defend, indemnify and hold harmless the Company and PFM under certain conditions. During September 1994, PFM was sued by

Community First Bank ("Community First") to collect a note in the principal sum of $341,000 that was allegedly made by ARR to CTC Industrial Services, Inc. ("CTC") in February 1987 (the "Note"), and which was allegedly pledged by CTC to Community First in December 1988, to secure certain loans to CTC. This lawsuit, styled Community First Bank v. American Resource Recovery Corporation, was instituted on September 14, 1994, and is pending in the Circuit Court, Shelby County, Tennessee. The Company was not aware of the Note nor its pledge to Community First at the time of the Company's acquisition of PFM in December 1993. The Company has filed a third party complaint against Dowdy in the lawsuit to defend and indemnify the Company and PFM from and against this action under the terms of the agreement relating to the Company's acquisition of PFM. Dowdy has agreed to indemnify and defend the Company and PFM under certain conditions. The Company intends to vigorously defend itself in connection with this lawsuit.

     In May 1995, PFM became aware that the U.S. District Attorney for the Western District of Tennessee and the Department of Justice were investigating certain prior activities of W. R. Drum Company, its successor, First Southern Container Company, and any other facility owned or operated, in whole or in part, by Johnnie Williams, which activities were generally prior to the time the Company acquired PFM. PFM used W. R. Drum Company to dispose of certain of its used drums. In May 1995, PFM received a Grand Jury Subpoena which demanded the production of any documents in the possession of PFM pertaining to W. R. Drum Company, First Southern Container Company, or any other facility owned or operated, or held in part, by Johnnie Williams. PFM complied with the Grand Jury Subpoena. Thereafter, in September of 1995, PFM received another Grand Jury Subpoena for documents from the Grand Jury investigating
W. R. Drum Company, First Southern Container Company and/or Johnnie Williams. PFM complied with the Grand Jury Subpoena. In December 1995, representatives of the Department of Justice advised PFM that it was also currently a subject of the investigation involving W.
R. Drum Company, First Southern Container Company, and/or Johnnie Williams. Since that time, however, PFM has had no contact with representatives of either the United States District Attorney's office for the Western District of Tennessee or the Department of Justice, and is not aware of why it is also a subject of such investigation. In accordance with certain provisions of the Agreement and the Plan of Merger relating to the prior acquisition of PFM, on or about January 2, 1996, PFM notified Ms. Billie K. Dowdy of the foregoing, and advised Ms. Dowdy that the Company and PFM would look to Ms. Dowdy to indemnify, defend and hold the Company and PFM harmless from any liability, loss, damage or expense incurred or suffered as a result of, or in connection with, this matter.

     The Company believes that each of the transactions set forth above involving affiliates, officers or Directors of the Company was or is on terms at least as favorable to the Company as could have been obtained from an unaffiliated third party. The Company has adopted a policy that any transactions or loans between the Company and its Directors, principal stockholders or affiliates must be approved by a majority of the disinterested Directors of the Company and must be on terms no less favorable to the Company than those obtainable from unaffiliated third parties.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

The following documents are filed as a part of this report:

     (a)(1)    Consolidated Financial Statements

               See Item 8 for the Index to Consolidated Financial
               Statements.

     (a)(2)    Financial Statement Schedules

               See Item 8 for the Index to Consolidated Financial
               Statements (which includes the Index to Financial
               Statement Schedules)

     (a)(3)    Exhibits

               The Exhibits listed in the Exhibit Index on page 102 are filed or incorporated by reference as a part of this report.

     (b)       Reports on Form 8-K

               A current report on Form 8-K (Item 4 -- Changes in Registrant's Certifying Accountant) was filed on November 21, 1996 reporting that on November 15, 1996 Arthur Andersen LLP, the outside independent auditors of the Registrant, notified the Registrant that it was resigning, effective immediately, as the Registrant's independent auditors.

               A current report on Form 8-K (Item 4 -- Changes in Registrant's Certifying Accountant) was filed on December 20, 1996 reporting that on December 18, 1996 the Registrant's Board of Directors approved the employment of BDO Seidman, LLP as the Registrant's new independent auditors.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perma-Fix Environmental Services, Inc.



By:  /s/ Dr. Louis F. Centofanti      Date:    April 14, 1997
   ______________________________          ____________________
     Dr. Louis F. Centofanti
     Chairman of the Board
     Chief Executive Officer



By:  /s/ Richard T. Kelecy            Date:    April 14, 1997
   ______________________________          ___________________
     Richard T. Kelecy
     Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.



 /s/ Mark A. Zwecker                  Date:    April 14, 1997
_________________________                  ____________________
Mark A. Zwecker, Director



 /s/ Steve Gorlin                     Date:    April 14, 1997
_________________________                  ____________________
Steve Gorlin, Director



 /s/ Jon Colin                        Date:    April 14, 1997
________________________                    ___________________
Jon Colin, Director



 /s/ Louis F. Centofanti              Date:    April 14, 1997
_________________________                  ____________________
Dr. Louis F. Centofanti, Director

                                SCHEDULE II

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                     VALUATION AND QUALIFYING ACCOUNTS
           For the years ended December 31, 1996, 1995 and 1994
                          (Dollars in thousands)

                                    Additions
                                    Charged to
                        Balance at   Costs,                Balance
                        Beginning   Expenses               at End
Description              of Year    and Other  Deductions  of Year
_________________________________________________________________
Year ended December 31,
  1996:
  Allowance for doubtful
    accounts             $   392   $   17    $    26   $   383
  Divestiture reserve        450        -        450         -
  Restructuring reserve      257        -        257         -

Year ended December 31,
  1995:
  Allowance for doubtful
    accounts             $   689   $  610(1) $   907   $    392
  Divestiture reserve          -      450(2)       -        450
  Restructuring reserve        -      537(3)     280        257

Year ended December 31,
  1994:
  Allowance for doubtful
    accounts             $   414   $  311(4) $    36   $    689

(1) Includes $26 recorded in conjunction with the asset purchase of Industrial Compliance and Safety, Inc. on June 1, 1995.

(2) Reflects the divestiture reserve for the Company's wholly-owned subsidiary Re-Tech Systems, Inc., recorded as a reduction to the asset value in the second quarter of 1995. The sale transaction was completed in the first quarter of 1996.

(3) Includes one-time charges resulting from restructuring charges within the waste management services segment.

(4) Includes $197 acquired in the acquisition of Perma-Fix of Florida, Inc., Perma-Fix of Dayton, Inc. and Perma-Fix of Ft. Lauderdale, Inc. on June 30, 1994.

                               EXHIBIT INDEX


Exhibit
  No.                             Description
______                            ___________
3(i)      Restated Certificate of Incorporation, as amended, and
          all Certificates of Designations.

3(ii) Bylaws, as incorporated by reference from Exhibit 3.2 to the Company's Registration Statement, No. 33-51874.

4.1       Warrant Agreement, dated May 15, 1994, between the
          Company and Continental Stock Transfer & Trust Company, as Warrant Agent, as incorporated by reference from
          Exhibit 4.2 to the Company's Form 10-Q for the quarter ended June 30, 1994.

4.2       Specimen Warrant Certificate relating to Class B
          Warrants, as incorporated by reference from Exhibit 4.9 to the Company's Registration Statement, No. 33-85118.

4.3 Specimen Common Stock Certificate as incorporated by reference from Exhibit 4.3 to the Company's Registration
          Statement, No. 33-51874.

4.4 Loan and Security Agreement, dated January 31, 1995, between the Company, subsidiaries of the Company, and Heller Financial, Inc., as incorporated by reference from
          Exhibit 4.4 to the Company's Form 10-K for the year ended
          December 31, 1994. The Loan and Security Agreement contains a list briefly identifying the schedules and exhibits included therein, all of which are omitted from this filing, and the Company agrees to furnish supplementally a copy of any omitted schedule and exhibit to the Commission upon request.

4.5       First Amendment to Loan and Security Agreement with
          Heller Financial, Inc. and forbearance letter dated
          March 31, 1996 from Heller Financial, Inc., as incorporated by reference from Exhibit 4.5 to the Company's Form 10-K for the year ended December 31,
          1995.

4.6       Second Amendment to Loan and Security Agreement with
          Heller Financial, Inc. and forbearance letter, dated
          May 10, 1996, from Heller Financial, Inc., as incorporated by reference from Exhibit 4.1 and Exhibit
          4.2, respectively, to the Company's Form 10-Q for the quarter ended March 31, 1996.

4.7       Third Amendment to Loan and Security Agreement with
          Heller Financial, Inc. and Letter Agreement with Heller
          Financial, Inc., dated June 19, 1996, as incorporated by reference from Exhibit 4.1 and Exhibit 4.2, respectively, to the Company's Form 10-Q for the quarter ended June 30, 1996.

4.8       Fourth Amendment to Loan and Security Agreement with
          Heller Financial, Inc., as incorporated by reference from
          Exhibit 4.4 to the Company's Form 10-Q for the quarter ended September 30, 1996.

4.9       Fifth Amendment to Loan and Security Agreement with
          Heller Financial, Inc., dated December 5, 1996.

4.10      Letter Agreement with Heller Financial, Inc., dated
          February 25, 1997.

4.11      Sixth Amendment to Loan and Security Agreement with
          Heller Financial, Inc., dated April 14, 1997.

4.12 Amendment to Ally Capital Corporation Lease Agreement dated August 16, 1996, as incorporated by reference from
          Exhibit 4.3 to the Company's Form 10-Q for the quarter ended June 30, 1996.

4.13 Amendment to Ally Capital Corporation Lease Agreement dated November 14, 1996, as incorporated by reference from Exhibit 4.5 to the Company's Form 10-Q for the quarter ended September 30, 1996.

4.14 Amendment to Ally Capital Corporation Lease Agreement dated April 14, 1997.

4.15      Warrant Agreement between the Company and the Warrant
          Agent, dated December 8, 1992, as incorporated by reference from Exhibit 4.2 to the Company's Registration
          Statement, No. 33-51874.

4.16 Form of Subscription Agreement, as incorporated by reference from Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1994.

4.17      Offshore Securities Subscription Agreement, dated
          February 9, 1996, between the Company and RBB Bank
          Aktiengesellschaft, as incorporated by reference from
          Exhibit 4.10 to the Company's Form 10-K for the year ended December 31, 1995.

4.18      Offshore Securities Subscription Agreement, dated
          February 22, 1996, between the Company and RBB Bank
          Aktiengesellschaft, as incorporated by reference from
          Exhibit 4.11 to the Company's Form 10-K for the year ended December 31, 1995.

4.19 Subscription and Purchase Agreement dated July 17, 1996, between the Company and RBB Bank Aktiengesellschaft, as incorporated by reference from Exhibit 4.4 to the Company's Form 10-Q for the quarter ended June 30, 1996.

4.20 Form of Certificate for Series 3 Preferred, as incorporated by reference from Exhibit 4.6 to the Company's Form 10-Q for the quarter ended June 30,
          1996.

10.1      Note and Warrant Purchase Agreement, dated February 10,
          1992, between the Company and Al Warrington, Productivity
          Fund II, L.P. ("Productivity Fund"), Environmental
          Venture Fund, L.P. ("Environmental Venture Fund"), and
          Steve Gorlin, as incorporated by reference from Exhibit
          4.1 of the Company's Registration Statement, No. 33-
          85118.

10.2 Investors' Rights Agreement, dated February 10, 1992, between the Company and Al Warrington, Productivity Fund,
          Environmental Venture Fund, and Steve Gorlin, as incorporated by reference from Exhibit 4.2 of the Company's Registration Statement, No. 33-85118.

10.3      Warrant to Purchase Common Stock, dated February 10,
          1992, issued by the Company to Al Warrington, as incorporated by reference from Exhibit 4.3 of the Company's Registration Statement, No. 33-85118.

10.4      Warrant to Purchase Common Stock, dated February 10,
          1992, issued by the Company to Productivity Fund, as incorporated by reference from Exhibit 4.4 of the Company's Registration Statement, No. 33-85118.

10.5      Warrant to Purchase Common Stock, dated February 10,
          1992, issued by the Company to Environmental Venture
          Fund, as incorporated by reference from Exhibit 4.5 of the Company's Registration Statement, No. 33-85118.

10.6      Warrant to Purchase Common Stock, dated February 10,
          1992, issued by the Company to Steve Gorlin, as incorporated by reference from Exhibit 4.6 to the Company's Registration Statement, No. 33-85118.

10.7      Warrant to Purchase Common Stock, dated February 10,
          1992, issued by the Company to D.H. Blair Investment
          Banking Corporation, as incorporated by reference from
          Exhibit 4.1 to the Company's Form 8-K dated February 7,
          1997.

10.8      Amendments, dated February 7, 1997, to Common Stock
          Warrants for the Purchase of Shares of Common Stock, dated February 10, 1992, between the Company and each of Alfred C. Warrington, IV, Productivity Fund II, L.P.,
          Environmental Venture Fund II, L.P., Steve Gorlin, and
          D.H. Blair Investment Banking Corporation, as incorporated by reference from, respectively, Exhibits
          4.2, 4.3, 4.4, 4.5 and 4.6 to the Company's Form 8-K dated February 7, 1997.

10.9 1991 Performance Equity Plan of the Company, as incorporated herein by reference from Exhibit 10.3 to the Company's Registration Statement, No. 33-51874.

10.10 Warrant, dated September 1, 1994, granted by the Company to Productivity Fund, as incorporated herein by reference from Exhibit 4.12 to the Company's Registration Statement
          No. 33-85118.

10.11     Warrant, dated September 1, 1994, for the Purchase of
          Common Stock granted by the Company to Environmental
          Venture Fund, as incorporated by reference from Exhibit
          4.14 to the Company's Registration Statement No. 33-
          85118.

10.12     Warrant, dated September 1, 1994, for the Purchase of
          Common Stock granted by the Company to Warrington, as incorporated by reference from Exhibit 4.16 to the Company's Registration Statement No. 33-85118.

10.13     Warrant, dated September 1, 1994, for the Purchase of
          Common Stock granted by the Company to Joseph Stevens &
          Company, L.P. ("Stevens"), as incorporated by reference from Exhibit 4.17 to the Company's Registration Statement
          No. 33-85118.

10.14     Warrant, dated October 6, 1994, for the Purchase of
          Common Stock granted by the Company to Stevens, as incorporated by reference from Exhibit 4.20 to the Company's Registration Statement No. 33-85118.

10.15     Agreement, dated September 30, 1994, between AEC,
          Quadrex, QEC, and the Company, as incorporated by reference from Exhibit 4.21 to the Company's Registration
          Statement No. 33-85118.

10.16     Restricted Stock Award between the Company and Dominic
          Grana, as incorporated by reference from Exhibit 4.23 to the Company's Registration Statement No. 33-85118.

10.17     Restricted Stock Award between the Company and Robert
          Schreiber, as incorporated by reference from Exhibit 4.25 to the Company's Registration Statement No. 33-85118.

10.18     Restricted Stock Award between the Company and Carolyn
          Yonley, as incorporated by reference from Exhibit 4.26 to the Company's Registration Statement No. 33-85118.

10.19     Warrant, dated September 30, 1994, for the Purchase of
          Shares of Common Stock granted by the Company to Ally
          Capital Management, Inc., as incorporated by reference from Exhibit 4.27 to the Company's Registration Statement
          No. 33-85118.

10.20     Warrant, dated June 17, 1994, for the purchase of Common
          Stock granted by the Company to Sun Bank, National
          Association, as incorporated by reference from Exhibit
          4.2 to the Company's Form 8-K dated June 17, 1994.

10.21     Warrant, dated September 1, 1994, for the Purchase of
          Shares of Common Stock granted by the Company to D. H.
          Blair Investment Banking Corporation, as incorporated by reference from Exhibit 10.24 to the Company's Form 10-K for the year ended December 31, 1994. Blair assigned a portion of its initial warrant to certain officers and directors of Blair. The warrants issued to such officers and directors are substantially similar to the warrant issued to Blair, except as to name of the warrant holder and the number of shares covered by each such warrant, as follows:

                  J. Morton Davis        9,775 shares
                  Martin A. Bell         8,000 shares
                  Alan Stahler          39,100 shares
                  Kalman Renov          39,100 shares
                  Richard Molinsky      25,125 shares
                  Jeff Berns            25,500 shares
                  Nick DiFalco          21,000 shares
                  Richard Molinsky      50,250 shares

          and the Company agrees to file copies of the omitted documents to the Commission upon the Commission's request.

10.22 1992 Outside Directors' Stock Option Plan of the Company, as incorporated by reference from Exhibit 10.4 to the Company's Registration Statement, No. 33-51874.

10.23     First Amendment to the Company's 1992 Outside Directors'
          Stock Option Plan, as incorporated by reference from
          Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 1994.

10.24     Second Amendment to the Company's 1992 Outside Directors'
          Stock Option Plan, as incorporated by reference from the Company's Proxy Statement, dated November 4, 1994.

10.25     Third Amendment to the Company's 1992 Outside Directors'
          Stock Option Plan, as incorporated by reference from the Company's Proxy Statement, dated November 8, 1996.

10.26 1993 Nonqualified Stock Option Plan, as incorporated by reference from the Company's Proxy Statement, dated
          October 12, 1993.

10.27 401(K) Profit Sharing Plan and Trust of the Company, as incorporated by reference from Exhibit 10.5 to the Company's Registration Statement, No. 33-51874.

10.28     Stock Purchase Agreement between the Company and Dr.
          Louis F. Centofanti, dated March 1, 1996, as incorporated by reference from Exhibit 10.30 to the Company's Form 10-
          K for the year ended December 31, 1995.

10.29     Stock Purchase Agreement between the Company and Dr.
          Louis F. Centofanti, dated June 11, 1996.

10.30     Termination and Severance Agreement, dated March 15,
          1996, between the Company and Robert W. Foster, Jr., as incorporated by reference from Exhibit 10.31 to the Company's Form 10-K for the year ended December 31,
          1995.

10.31     Consulting Agreement, dated March 15, 1996, between the
          Company and Robert W. Foster, Jr., as incorporated by reference from Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 1995.

10.32 Consulting Agreement with Bobby Meeks, as incorporated by reference from Exhibit 99.2 to the Company's Registration
          Statement No. 333-3664.

10.33 Consulting Agreement with Gary Myers, as incorporated by reference from Exhibit 99.3 to the Company's Registration
          Statement No. 333-3664.

10.34 Consulting Agreement with David Cowherd, as incorporated by reference from Exhibit 99.4 to the Company's
          Registration Statement No. 333-3664.

10.35     Common Stock Purchase Warrant Certificate, dated July 19,
          1996, granted to RBB Bank Aktiengesellschaft, as incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1996.

10.36     Common Stock Purchase Warrant Certificate, dated July 19,
          1996, between the Company and RBB Bank
          Aktiengesellschaft, as incorporated by reference from
          Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1996.

10.37 Common Stock Purchase Warrant Certificate No. 1-9-96, dated September 16, 1996, between the Company and J. P.
          Carey Enterprises, Inc., as incorporated by reference from Exhibit 4.8 to the Company's Registration Statement,
          No. 333-14513.

10.38 Common Stock Purchase Warrant Certificate No. 2-9-96, dated September 16, 1996, between the Company and J. P.
          Carey Enterprises, Inc., as incorporated by reference from Exhibit 4.9 to the Company's Registration Statement,
          No. 333-14513.

10.39 Common Stock Purchase Warrant Certificate No. 3-9-96, dated September 16, 1996, between the Company and J W
          Charles Financial Services, Inc., as incorporated by reference from Exhibit 4.10 to the Company's Registration
          Statement, No. 333-14513.

10.40 Common Stock Purchase Warrant Certificate No. 4-9-96, dated September 16, 1996, between the Company and Search
          Group Capital, Inc., as incorporated by reference from
          Exhibit 4.11 to the Company's Registration Statement, No.
          333-14513.

10.41 Common Stock Purchase Warrant Certificate No. 5-9-96, dated September 16, 1996, between the Company and Search
          Group Capital, Inc., as incorporated by reference from
          Exhibit 4.12 to the Company's Registration Statement, No.
          333-14513.

10.42 Common Stock Purchase Warrant Certificate No. 6-9-96, dated September 16, 1996, between the Company and Search
          Group Capital, Inc., as incorporated by reference from
          Exhibit 4.13 to the Company's Registration Statement, No.
          333-14513.

10.43 Common Stock Purchase Warrant Certificate No. 7-9-96, dated September 16, 1996, between the Company and Marvin
          S. Rosen, as incorporated by reference from Exhibit 4.14 to the Company's Registration Statement, No. 333-14513.

10.44 Common Stock Purchase Warrant Certificate No. 8-9-96, dated September 16, 1996, between the Company and D. H.
          Blair Investment Banking Corporation, as incorporated by reference from Exhibit 4.15 to the Company's Registration
          Statement, No. 333-14513.

10.45 Common Stock Purchase Warrant Certificate No. 9-9-96, dated September 16, 1996, between the Company and Steve
          Gorlin, as incorporated by reference from Exhibit 4.16 to the Company's Registration Statement, No. 333-14513.

10.46 Consulting Agreement with C. Lee Daniel, Jr., as incorporated by reference from Exhibit 99.1 to the Company's Registration Statement No. 333-17899.

10.47 Consulting Agreement with Rita D. Durocher, as incorporated by reference from Exhibit 99.2 to the Company's Registration Statement No. 333-17899.

10.48 Consulting Agreement with Sam Elam, as incorporated by reference from Exhibit 99.3 to the Company's Registration
          Statement No. 333-17899.

10.49 Consulting Agreement with R. Keith Fetter, as incorporated by reference from Exhibit 99.4 to the Company's Registration Statement No. 333-17899.

10.50 Consulting Agreement with John Henderson, as incorporated by reference from Exhibit 99.5 to the Company's
          Registration Statement No. 333-17899.

10.51 Consulting Agreement with Robert Hicks, as incorporated by reference from Exhibit 99.6 to the Company's
          Registration Statement No. 333-17899.

10.52 Consulting Agreement with Dr. Jeffrey Sherman, as incorporated by reference from Exhibit 99.7 to the Company's Registration Statement No. 333-17899.

10.53 Consulting Agreement with Gary Thomas, as incorporated by reference from Exhibit 99.8 to the Company's Registration
          Statement No. 333-17899.

22.1      List of Subsidiaries.

23.1      Consent of BDO Seidman, LLP.

23.2      Consent of Arthur Andersen LLP

27.1      Financial Data Schedule.