Form 10-Q
period 1997-03-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 1997-05-15
CIK 891532

================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                          ______________________

                                 Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended      March 31, 1997
                                    _______________________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

          Class                    Outstanding at May 9, 1997
          _____                  ________________________________
Common Stock, $.001 Par Value              10,095,948
_____________________________              __________
                                    (excluding 920,000 shares
                                      held as treasury stock)
                                       ___________________
=================================================================

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                                   INDEX

                                                           Page No.

PART I  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                     Consolidated Balance Sheets -
                       March 31, 1997 and
                       December 31, 1995 . . . . . . . . .      2

                     Consolidated Statements of
                       Operations - Three Months
                       Ended March 31, 1997 and 1996 . . .      4

                     Consolidated Statements of Cash
                       Flows - Three Months Ended
                       March 31, 1997 and 1996 . . . . . .      5

                     Notes to Consolidated Financial
                       Statements . . . . . . . . . . . . .     6

         Item 2.  Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations. . . . . . . . . . . . .    11

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings . . . . . . . . . . . .    18

         Item 6.  Exhibits. . . . . . . . . . . . . . . . .    18

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

     It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1997.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                         March 31,
(Amounts in Thousands,                     1997       December 31,
Except for Share Amounts)               (Unaudited)       1996
___________________________________________________________________
ASSETS
Current assets:
   Cash and cash equivalents              $      79     $     45
   Restricted cash equivalents
      and investments                           471          448
   Accounts receivable, net of
    allowance for doubtful accounts
    of $373 and $383, respectively            5,372        5,549
   Inventories                                  109          107
   Prepaid expense                            1,249          549
   Other receivables                            526          545
                                          _________     ________
       Total current assets                   7,806        7,243

Property and equipment:
   Building and land                          5,041        4,894
   Equipment                                  6,317        6,429
   Vehicles                                   1,253        1,421
   Leasehold improvements                       289          289
   Office furniture and equipment             1,144        1,136
   Construction in progress                   3,258        3,028
                                          _________     ________
                                             17,302       17,197
   Less accumulated depreciation             (4,893)      (4,593)
                                          _________     ________
        Net property and equipment           12,409       12,604

Intangibles and other assets:
   Permits, net of accumulated
     amortization of $655 and $598,
     respectively                             3,905        3,949
   Goodwill, net of accumulated
     amortization of $471 and $435,
     respectively                             4,810        4,846
   Covenant not to compete, net of
     accumulated amortization of
     $391 and $383, respectively                  -            9
     Other assets                               390          385
                                           ________     ________
       Total assets                        $ 29,320     $ 29,036
                                           ========     ========

              The accompanying notes are an integral part of
                 these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

                                          March 31,
(Amounts in Thousands,                      1997       December 31,
Except for Share Amounts)                (Unaudited)       1996
___________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                        $   3,785    $  3,677
   Accrued expenses                            3,322       2,860
   Revolving loan and term note
     facility (see Note 2)                     4,503         500
   Equipment financing agreement                 657         646
   Current portion of long-term debt             324         333
                                           _________     _______
      Total current liabilities               12,591       8,016

Long-term debt, less current portion             950       4,881
Environmental accruals                         2,451       2,460
Accrued closure costs                          1,107       1,094
                                           _________     _______
      Total long-term liabilities              4,508       8,435

Commitments and contingencies (Note 3)             -           -

Stockholders' equity:
   Preferred stock, $.001 par value;
     2,000,000 shares authorized,
     5,500 shares issued and
     outstanding                                   -           -
   Common stock, $.001 par value;
     50,000,000 shares authorized,
     11,015,948 and 10,399,947
     shares issued and outstanding,
     respectively, including 920,000
     shares held as treasury stock                11          10
   Redeemable warrants                           140         140
   Additional paid-in capital                 29,127      28,495
   Accumulated deficit                       (15,287)    (14,290)
                                            ________     _______
                                              13,991      14,355
   Less common stock in treasury at
     at cost; 920,000 shares issued
     and outstanding                          (1,770)     (1,770)
                                            ________    ________

       Total stockholders' equity             12,221      12,585
                                            ________    ________

       Total liabilities and
         stockholders' equity               $ 29,320     $ 29,036
                                            ========     ========

              The accompanying notes are an integral part of
                 these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                             Three Months Ended
                                                  March 31,
(Amounts in Thousands,                   __________________________
Except for Share Amounts)                     1997         1996
___________________________________________________________________
Net revenues                               $  6,502     $  7,572

Cost of goods sold                            5,164        5,764
                                           ________     ________

        Gross profit                          1,338        1,808

Selling, general and administrative
   expenses                                   1,525        1,742

Depreciation and amortization                   544          619
                                           ________     ________

        Loss from operations                   (731)        (553)

Other income (expense):
   Interest income                               11           20
   Interest expense                            (183)        (262)
   Other                                        (13)         203
                                           ________     ________
        Net loss                           $   (916)    $   (592)

Preferred stock dividends                        81           -
                                           ________    _________
        Net loss applicable to
          common stock                     $   (997)    $   (592)
                                           ========    =========

Net loss per common share                  $   (.10)    $   (.08)
                                           ========     ========

Weighted average number of common
  and common equivalent shares
  outstanding                                 9,719        7,872
                                           ========     ========


              The accompanying notes are an integral part of
                 these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                             Three Months Ended
                                                  March 31,
                                         __________________________
(Amounts in Thousands)                        1997         1996
___________________________________________________________________
Cash flows from operating activities:
    Net loss                               $   (997)    $  (592)
    Adjustments to reconcile net loss
     to cash used in operations:
    Depreciation and amortization               544         619
    Provision for bad debt and other
      reserves                                    3          12
    Gain on sale of plant, property
      and equipment                              (4)       (126)
    Changes in assets and liabilities:
    Accounts receivable                         174        (127)
    Prepaid expenses, inventories and
      other assets                               44         194
    Accounts payable and accrued
      expenses                                  (21)       (364)
                                           ________     ________
       Net cash used in operations             (257)       (384)

Cash flows from investing activities:
    Purchases of property and equipment,
      net                                      (245)       (536)
    Proceeds from disposition of
      property and equipment                     45       1,196
    Change in restricted cash, net              (23)        (27)
                                           ________     _________
       Net cash provided by (used in)
         investing activities                  (223)        633

Cash flows from financing activities:
    Borrowings (repayments) from revolving
      loan and term note facility               241        (877)
    Principal repayments on long-term debt     (215)       (793)
    Proceeds from issuance of stock             488       1,307
                                           ________     ________
       Net cash provided by (used for)
         financing activities                   514        (363)

Increase (Decrease) in cash and cash
  equivalents                                    34        (114)
Cash and cash equivalents at beginning
  of period                                      45         201
                                           ________     ________
Cash and cash equivalents at end
  of period                                $     79     $    87
                                           ========     ========
________________________________________________________________
Supplemental disclosure:
   Interest paid                           $    186     $    263
   Income taxes paid                              -            -

Non cash investing and financing
   activities:
   Insurance financing                     $    746     $    832
   Issuance of stock for payment
     of dividends                               145            -
   Long-term debt incurred for
     purchase of property and
     equipment                                   48           57




       See accompanying notes to consolidated financial statements.

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1997
                                (Unaudited)

     Reference is made herein to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

2.   Long-Term Debt
     Long-term debt consists of the following at March 31, 1997 and December 31, 1996 (in thousands):

                                          March 31,   December 31,
                                            1997          1996
                                        _____________ ____________
  Long-term debt and notes payable:
     Revolving loan and term note
       facility                           $   4,503    $   4,262
     Equipment financing agreement            1,104        1,257
     Various mortgage, promissory
       and notes payable                        827          841
                                          _________    _________
                                              6,434        6,360
  Less current portion:
     Revolving loan and term note
       facility                               4,503          500
     Equipment financing agreement              657          646
     Various mortgage, promissory
       and notes payable                        324          333
                                          _________    _________
       Long-term debt, less current
          portion                         $     950     $  4,881
                                          =========    =========

  On January 27, 1995, the Company, as parent and guarantor, and all direct and indirect subsidiaries of the Company, as co-borrowers and cross-guarantors, entered into a Loan and Security Agreement ("Agreement") with Heller Financial, Inc. ("Heller").
The Agreement provides for a term loan in the amount of $2,500,000, which requires principal repayments based on a five-year level principal amortization over a term of 36 months, with monthly principal payments of $42,000. Payments commenced on February 28, 1995, with a final balloon payment in the amount of $846,000 due on January 31, 1998. The Agreement also provides for a revolving loan facility in the amount of $7,000,000. At any point in time the aggregate available borrowings under the facility are reduced by any amounts outstanding under the term loan and are also subject to the maximum credit availability as determined through a monthly borrowing base calculation, equal to 80% of eligible accounts receivable accounts of the Company as defined in the Agreement.
The termination date on the revolving loan facility is also
January 31, 1998. During the first quarter of 1997, Heller extended to the Company an overformula line in an amount not to exceed $300,000, for a period ending the earliest of 90 days after the date of first advance or May 20, 1997.

  The Company was in default of the "fixed charge coverage" and "capital expenditures" financial covenants for the year ending December 31, 1996. The Company obtained a waiver from Heller for the year ended December 31, 1996 and reset certain covenants for 1997 under the Sixth Amendment to the Agreement (effective
April 14, 1997). Therefore, $3,762,000 of such loans with Heller was classified as long-term debt at December 31, 1996, in compliance with Generally Accepted Accounting Principles. However, as noted above, the Agreement with Heller has a scheduled termination date of January 31, 1998. The Company is currently negotiating with Heller for the renewal of this Agreement and has discussions with other potential lenders in an effort to obtain additional credit proposals to replace Heller, although no assurance can be given that such a renewal or additional credit proposals will be obtained. Since this scheduled termination date is less than twelve months from March 31, 1997, the Company has reclassified as a current liability $4,003,000 outstanding under the Agreement under Generally Accepted Accounting Principles that would otherwise be classified as long-term debt.

  Pursuant to the Sixth Amendment, the Company is obligated to raise an additional $700,000 on or before August 15, 1997, of which $150,000 is to be received by June 15, 1997. Under such amendment, this additional amount may be in the form of proceeds received under property and/or business interruption insurance as a result of the explosion and fire at PFM's facility, insurance proceeds with regard to the vandalism at the PFL facility, selling of additional equity securities by the Company, or other proceeds obtained in a manner approved by Heller. The Company believes that it will be able to comply with such a requirement.

  Pursuant to the initial agreement, the term loan bears interest at a floating rate equal to the base rate (prime) plus 1 3/4% per annum The revolving loan bears interest at a floating rate equal to the base rate (prime) plus 1 1/2% per annum. The loans also contain certain closing, management and unused line fees payable throughout the term. In conjunction with the Third and Sixth Amendments, applicable interest rates were amended, whereby the term loan was increased to the base rate plus 2 1/4% and the revolving loan was increased to the base rate plus 2%. Both the revolving loan and term loan were prime based loans at March 31, 1997, bearing interest at a rate of 10.50% and 10.75%, respectively.

  As of March 31, 1997, the borrowings under the revolving loan facility total $3,245,000, an increase of $366,000 from the December 31, 1996 balance of $2,879,000, with borrowing availability of $728,000. The balance on the term loan totaled $1,258,000, as compared to $1,383,000 at December 31, 1996. Total indebtedness under the Heller Agreement as of March 31, 1997 was $4,503,000, an increase of $241,000 from the December 31, 1996 balance of $4,262,000.

  During October 1994, the Company entered into a $1,000,000 equipment financing agreement with Ally Capital Corporation ("Ally"). During 1995, the Company negotiated an increase in the total lease line and subsequently utilized $1,553,000 of this credit facility to purchase new capital equipment. The agreement provides for an initial term of 42 months, which may be extended to 48, and bears interest at a fixed interest rate of 11.3%. In conjunction with a 1994 acquisition, the Company also assumed $679,000 of debt obligations with Ally Capital Corporation, which had terms expiring from September 1997 through August 1998, at a rate ranging from 10.2% to 13.05%. The Company was in default of the "fixed charge coverage" and "capital expenditures" financial covenants for the year ending December 31, 1996. Pursuant to an amendment to the Lease Agreement dated April 14, 1997, the Company obtained a waiver from Ally for the year ended December 31, 1996 and reset certain covenants for 1997. The outstanding balance on these equipment financing agreements at March 31, 1997 is $1,104,000, as compared to $1,257,000 at December 31, 1996. As a result of the above discussed waiver and amendment and the resetting of certain covenants for 1997, $447,000 has been classified as long-term debt at March 31, 1997, pursuant to Generally Accepted Accounting Principles.

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

Legal
  During September 1994, Perma-Fix of Memphis, Inc. ( PFM ), formerly American Resource Recovery Corporation ("ARR") and a subsidiary of the Company, was sued by Community First Bank ("Community First") to collect a note in the principal sum of $341,000 that was allegedly made by ARR to CTC Industrial Services, Inc. ("CTC") in February 1987 (the "Note"), and which was allegedly pledged by CTC to Community First in December 1988 to secure certain loans to CTC. This lawsuit, styled Community First Bank v. American Resource Recovery Corporation, was instituted on
September 14, 1994, and is pending in the Circuit Court, Shelby County, Tennessee. The Company was not aware of either the Note or its pledge to Community First at the time of the Company's acquisition of PFM in December 1993. The Company intends to vigorously defend itself in connection therewith. PFM has filed a third party complaint against Billie Kay Dowdy, who was the sole shareholder of PFM immediately prior to the acquisition of PFM by the Company, alleging that Ms. Dowdy is required to defend and indemnify the Company and PFM from and against this action under the terms of the agreement relating to the Company's acquisition of PFM. Ms. Dowdy has stated in her answer to the third party complaint that if the Note is determined to be an obligation enforceable against PFM, she would be liable to PFM, assuming no legal or equitable defenses.

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

  On January 27, 1997, an explosion and resulting tank fire occurred at PFM s facility in Memphis, Tennessee, a hazardous waste storage, processing and blending facility. The fire and explosion resulted in damage to certain hazardous storage tanks located on the facility and caused certain limited contamination at the facility. The fire and resulting explosion were caused by the welding activity of employees of an independent contractor at or near a hazardous waste tank farm located on the facility contrary to instructions of PFM. From the date of the fire, this facility has not been operational. It is anticipated that this facility will begin limited operations during May, 1997. Since the fire and explosion, PFM has accepted, and will continue to accept, waste for processing and disposal, but has arranged for other facilities owned by the Company or subsidiaries of the Company or others not affiliated with the Company to process such waste. As a result of the fire and explosion, the Tennessee Department of Environment and Conservation ( TDEC ) issued an order dated April 23, 1997, which alleges that the facility violated certain hazardous waste rules and regulations promulgated by the TDEC and ordered that the facility, among other things, cease blending operations, within 30 days from the date of the order the facility s permit to construct a new hazardous waste tank storage area, which has not yet been constructed, is to be revoked, implement certain actions and assessed a penalty of approximately $144,000. PFM has responded to such order and asserted that the TDEC issued the order against the wrong party, that PFM did not violate any rules and regulations promulgated by the TDEC, the actions taken by the TDEC were contrary to applicable rules and regulations and the TDEC is not entitled to such penalties. The Company intends for PFM to vigorously defend itself in connection with this matter.

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

Permits
  The Company is subject to various regulatory requirements, including the procurement of requisite licenses and permits at certain of its facilities. These licenses and permits are subject to periodic renewal without which the Company's operations would be adversely affected. The Company anticipates that, once a license or permit is issued with respect to a facility, the license or permit will be renewed at the end of its term if the facility's operations are in compliance with the applicable regulatory requirements.

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

4.   Stock Issuance
  Effective February 7, 1997, the Company amended five (5) warrants with an original issuance date of February 10, 1992 to purchase an aggregate of 487,814 shares of the Company's common stock ("Acquisition Warrants"). The Acquisition Warrants were amended to
(i) reduce the exercise price from $2.1475 per share of common stock to $1.00 per share of common stock, and (ii) extend the expiration date of the warrants from February 10, 1997 to March 3, 1997. All Acquisition Warrants were subsequently exercised prior to this March 3, 1997 date, which resulted in the issuance of 487,814 shares of common stock and $488,000 of additional capital/equity.

5.   Facility Disruption
  On January 27, 1997, an explosion and resulting tank fire occurred at the Perma-Fix of Memphis, Inc. ("PFM") facility, a hazardous waste storage, processing and blending facility, located in Memphis, Tennessee, which resulted in damage to certain hazardous waste storage tanks located on the facility and caused certain limited contamination at the facility. Such occurrence was caused by welding activity performed by employees of an independent contractor at or near the facility's hazardous waste tank farm contrary to instructions by PFM. From the date of the fire, this facility has not been operational. However, PFM has accepted and will continue to accept waste for processing and disposal, but has arranged for other facilities owned by the Company or subsidiaries of the Company or others not affiliated with the Company to process such waste. The utilization of other facilities to process such waste results in higher costs to PFM than if PFM were able to store and process such waste at its Memphis, Tennessee, TSD facility, along with the additional handling and transportation costs associated with these activities. PFM is in the process of repairing and/or removing the damaged storage tanks and any contamination resulting from the occurrence, and, as of the date of this report, anticipates that PFM will be able to begin certain limited operations at the facility during the month of May, 1997. The extent of PFM's activities at the facility, once operations are renewed, is presently being evaluated by the Company.

  Net revenues for PFM total $752,000 for the first quarter of 1997, reflecting a decrease of $75,000 from the first quarter of 1996 total of $827,000. However, during this same period, cost of goods sold increased by $179,000, from a total of $677,000, to $856,000 for this first quarter of 1997. The result of the above was a reduction of $254,000 in the PFM gross margin, to a total loss of $104,000 at the gross margin level for the period. The Company and PFM have property and business interruption insurance and have provided notice to its carriers of such loss. Although there are no assurances, the Company presently believes that its property insurance will cover any property loss suffered by PFM at the facility as a result of such occurrence. The Company is in the process of determining the amount of business interruption insurance that may be recoverable by PFM as a result thereof, if any.

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              PART I, ITEM 2

Results of Operations
  The table below should be used when reviewing management's discussion and analysis for the three months ended March 31, 1997 and 1996:

Consolidated
(amounts in thousands)           1997      %       1996      %
______________________         _______   _____   _______   _____
Net Revenues                   $ 6,502   100.0   $ 7,572   100.0
Cost of Goods Sold               5,164    79.4     5,764    76.1
                                ______   _____    ______   _____
  Gross Profit                   1,338    20.6     1,808    23.9

Selling, General and
  Administrative                 1,525    23.5     1,742    23.0
Depreciation/Amortization          544     8.4       619     8.2
                                ______   _____    ______   ______
  Loss from operations          $ (731)  (11.3)   $ (553)   (7.3)
                                ======   =====    ======   ======

Interest Expense                  (183)   (2.8)     (262)   (3.5)

Preferred Stock Dividend        $  (81)   (1.2)   $    -       -

Summary -- Quarter Ended March 31, 1997 and 1996
  The Company provides services through two business segments. The Waste Management Services segment is engaged in on- and off-site treatment, storage, disposal and blending of a wide variety of by-products and industrial and hazardous wastes. This segment competes for materials and services with numerous regional and national competitors to provide comprehensive and cost-effective waste management services to a wide variety of customers in the Midwest, Southeast and Southwest regions of the country. The Company operates and maintains facilities and businesses in the waste by-product brokerage, on-site treatment and stabilization, and off-site blending, treatment and disposal industries. The Company's Consulting Engineering segment of the pollution control industry provides a wide variety of environmental related consulting and engineering services to industry and government. Through the Company's wholly-owned subsidiaries in Tulsa, Oklahoma and St. Louis, Missouri, this segment provides oversight management of environmental restoration projects, air and soil sampling and compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities.

  Consolidated net revenues decreased to $6,502,000 from $7,572,000 for the quarter ended March 31, 1997, as compared to 1996. This decrease of $1,070,000 or 14.1% is attributable to the Waste Management Services segment which experienced a reduction in revenues of $1,136,000, partially offset by an increase of $66,000 in revenues from the Consulting Engineering segment. This reduction within the Waste Management Services segment is indicative of the traditionally slower first quarter, with 1997 further impacted by the following four (4) factors: (i) the divestiture of the Company s plastic recycling facility in Houston, Texas, Re-Tech Systems, Inc., effective March 15, 1996 which contributed $129,000 of revenue during 1996; (ii) the facility disruption which occurred at the Perma-Fix of Memphis, Inc. ("PFM") facility located in Memphis, Tennessee, resulting from an explosion and tank fire on January 27, 1997, which negatively impacted or reduced first quarter 1997 revenues by approximately $75,000 as compared to the first quarter of 1996; (iii) the New Mexico field services group completed, during the first quarter of 1996, a $274,000 remedial project, with no comparable large projects completed during the first quarter of 1997; and (iv) limited work was performed during the first quarter of 1997 at the Department of Energy (DOE) operation in Fernald, Ohio, due to a delay in starting the Company s third contract with the DOE. Total Fernald DOE related revenue for the first quarter of 1997 was $44,000, as compared to $648,000 during the first quarter of 1996. However, work on the Fernald mixed waste operation resumed in April, 1997. As a result of the fire and explosion at PFM's facility on January 27, 1997, PFM's net revenues totaled $752,000 for the first quarter of 1997, as compared to $827,000 for the first quarter of 1996.

  Costs of goods sold decreased to $5,164,000 from $5,764,000 for the quarter ended March 31, 1997. The $600,000 or 10.4% decrease is primarily attributable to the reduced revenue during the first quarter of 1997, as discussed above. As a percent of revenue, costs of goods sold increased to 79.4% in the first quarter of 1997, compared to 76.1% in the corresponding first quarter of 1996. This consolidated increase in cost of goods sold as a percent of revenue reflects principally the additional operating costs incurred at the PFM facility resulting from the above-discussed disruption and associated increased operating, disposal, and transportation costs as a result of such disruption. Cost of goods sold for PFM was approximately 81% for the first quarter of 1996, as compared to 114% for the first quarter of 1997, which equates to additional costs of approximately $255,000. See other sections of this Management s Discussion and Analysis of Financial Conditions and Results of Operations and in Note 5 to Notes to Consolidated Financial Statements for a discussion of certain insurance that the Company has as a result of the fire and explosion at the PFM facility. Also impacting cost of goods sold and gross margin was the above-discussed delayed start-up of the company s third contract at the Fernald DOE facility, which included not only the impact of the fixed costs, but also additional expenses related to process development and enhancements. The Consulting Engineering segment also experienced additional costs during the first quarter of 1997 in preparation for several larger contracts to be worked during the subsequent periods of 1997. The above-discussed increases in operating costs were partially offset by improvements within the remaining Waste Management Services segment facilities, as the Company continued to emphasize cost containment.

  Selling, general and administrative expenses decreased to $1,525,000 for the first quarter of 1997, from $1,742,000 for the first quarter of 1996. As a percent of revenue, selling, general and administrative expenses increased to 23.5% for the quarter ended March 31, 1997 compared to 23.0% for the same period in 1996. The selling, general and administrative expense decrease of $217,000 or 12.5% reflects both a reduction in marketing expenses ($25,000), principally within the Waste Management Services segment and reductions in administrative overhead within both the Waste Management Services segment ($128,000) and Consulting Engineering segment ($62,000). During the first quarter of 1996, the Company made significant reductions in corporate overhead, which the Company continues to monitor and control closely, as reflected by a further reduction of approximately $8,000 during the first quarter of 1997 as compared to the first quarter of 1996.

  Depreciation and amortization expense for the quarter ended
March 31, 1997 reflects a total of $544,000, a decrease of $75,000 from the first quarter 1996 total of $619,000. Amortization expense reflects a total of $103,000 for the first quarter of 1997, a reduction of $11,000, which is a direct result of the covenant not to compete having become fully amortized during this first quarter of 1997. Depreciation expense also reflected a reduction of $64,000, principally a result of the divestiture of the Company s plastic recycling facility in Houston, Texas, Re-Tech Systems, Inc., which resulted in a $14,000 reduction, the sale of various other non-performing assets during 1996 in conjunction with the restructuring process and various other assets becoming fully depreciated.

  Interest expense was $183,000 for the quarter ended March 31, 1997, as compared to $262,000 for the same period of 1996. The decrease in interest expense of $79,000 reflects the reduced borrowing levels on the Heller Financial, Inc. revolving loan and term note, which resulted in a reduction of $34,000 and reduced overall borrowing of other debt issues related to their scheduled repayments, which resulted in a reduction of approximately $45,000. Offsetting this reduced interest expense, during the first quarter of 1997, was the preferred stock dividend totaling $81,000 incurred in conjunction with the Series 3 Class C convertible preferred stock as issued in July 1996.

  Other income and expense for the quarter ended March 31, 1997 reflected a net expense total of $13,000, as compared to an income of $203,000 for the quarter ended March 31, 1996. This 1996 income total was principally a result of the gain on the sale of certain nonproductive assets within the Waste Management Services segment.

Facility Disruption
  As previously discussed, on January 27, 1997, an explosion and resulting tank fire occurred at PFM's facility, a hazardous waste storage, processing and blending facility, located in Memphis, Tennessee, which resulted in damage to certain hazardous waste storage tanks located on the facility and causing certain limited contamination at the facility. From the date of the fire through the date of this report, this facility has not been operational. However, PFM has accepted and will continue to accept waste for processing and disposal, but has arranged for other facilities owned by the Company or subsidiaries of the Company or others not affiliated with the Company to process such waste during this period. The utilization of other facilities to process such waste results in higher costs to PFM than if PFM were able to store and process such waste at its Memphis, Tennessee, TSD facility, along with the additional handling and transportation costs associated with these activities. As previously discussed, the Company has experienced a reduction in revenues as a result of this occurrence, as this facility attempts to selectively accept and reroute waste. Net revenues for PFM totaled $752,000 for the quarter ended
March 31, 1997, reflecting a decrease of $75,000 from the 1996 first quarter of $827,000. However, during the same period, cost of goods sold at this facility increased by $179,000 from a total of $677,000 to $856,000 for the first quarter of 1997. The result of the above was a reduction of $254,000 in PFM's gross margin and a loss at PFM of $104,000 for the first quarter of 1997. PFM is in the process of repairing and/or removing the damaged storage tanks and any contamination resulting from the occurrence, and, as of the date of this report, anticipates that PFM will be able to begin certain limited operations at the facility during the month of May, 1997. The extent of PFM's activities at the facility, once operations are renewed, are presently being evaluated by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources" for further information and discussion of certain forward-looking statements contained herein and certain cautionary statements relating thereto. See Note 3 to Notes to Consolidated Financial Statements and "Legal Proceedings" for a discussion as to certain administrative action brought by the Tennessee Department of Environment and Conservation relating to the fire and explosion.

Liquidity and Capital Resources of the Company
  At March 31, 1997, the Company had cash and cash equivalents of $79,000. This cash and cash equivalents total reflects an increase of $34,000 from December 31, 1996, as a result of net cash used in operations of $257,000, cash used in investing activities of $223,000 (principally purchases of equipment, net totaling $245,000, partially offset by the proceeds from the sale of property and equipment of $45,000) and cash provided by financing activities of $514,000 (principally from the exercise of acquisition warrants for $488,000). Accounts receivable, net of allowances, totaled $5,372,000, a decrease of $177,000 from the December 31, 1996 balance of $5,549,000, which reflects the reduced revenue levels during the first quarter, partially offset by an increase in the days sales outstanding, resulting from the first quarter (seasonal) timing of collections.

  In January 1995, the Company entered into a Loan and Security Agreement with Heller Financial, Inc. ("Heller"). Under the loan agreement with Heller, the Company was provided a term loan of $2,500,000 and a revolving loan facility in the amount of $7,000,000. The term loan is for a term of 36 months, payable in monthly installments of $42,000 and a balloon payment for the balance on January 31, 1998. The revolving loan facility is reduced by the outstanding unpaid principal amount due on the term loan and is subject to the maximum credit availability, determined through a monthly borrowing base equal to 80% of the eligible accounts receivable (as defined in the loan agreement) of the Company and its subsidiaries. During the first quarter of 1997, Heller extended to the Company an overformula line in an amount not to exceed $300,000, for a period ending the earliest of 90 days after the date of first advance or May 20, 1997. See Note 2 to Notes to Consolidated Financial Statements.

  The Company was in default of the "fixed charge coverage" and "capital expenditures" financial covenants for the year ending December 31, 1996. The Company obtained a waiver from Heller for the year ended December 31, 1996 and reset certain covenants for 1997 under the Sixth Amendment to the Agreement (effective
April 14, 1997). Therefore, $3,762,000 of such loans with Heller was classified as long-term debt at December 31, 1996, in compliance with Generally Accepted Accounting Principles. However, as noted above, the Loan and Security Agreement with Heller has a scheduled termination date of January 31, 1998. The Company is currently negotiating with Heller for the renewal of this Agreement and has had discussions with other potential lenders in an effort to replace the term and revolving loans provided to the Company by Heller. There are no assurances that such a renewal or new credit facility will be obtained. As a result of this scheduled termination date and in compliance with Generally Accepted Accounting Principles, the Company has reclassified as a current liability $4,003,000 outstanding under the Agreement with Heller that would otherwise be classified as long-term debt.

  As of March 31, 1996, the borrowings under the Company's revolving loan facility with Heller totaled $3,245,000, an increase of $366,000 from the December 31, 1996 balance of $2,879,000, with a related borrowing availability of $728,000, based on 80% of the amount of eligible receivables of the Company as of March 31, 1997. The balance on the term loan totaled $1,258,000, as compared to $1,383,000 at December 31, 1996. Total indebtedness under the Agreement with Heller, as amended, as of March 31, 1997 was $4,503,000, an increase of $241,000 from the December 31, 1996, balance of $4,262,000. See Note 2 to Notes to Consolidated Financial Statements.

  Pursuant to the initial agreement, the term loan bears interest at a floating rate equal to the base rate (prime) plus 1 3/4% per annum The revolving loan bears interest at a floating rate equal to the base rate (prime) plus 1 1/2% per annum. The loans also contain certain closing, management and unused line fees payable throughout the term. In conjunction with the Third and Sixth Amendments, applicable interest rates were amended, whereby the term loan was increased to the base rate plus 2 1/4% and the revolving loan was increased to the base rate plus 2%. Both the revolving loan and term loan were prime based loans at March 31, 1997, bearing interest at a rate of 10.50% and 10.75%, respectively.

  Pursuant to the Sixth Amendment to the Agreement with Heller, the Company is obligated to raise an additional $700,000 on or before August 15, 1997, of which $150,000 is to be received by June 15, 1997. Under such amendment, this additional amount may be in the form of proceeds received under property and/or business interruption insurance as a result of the explosion and fire at PFM's facility, insurance proceeds with regard to the vandalism at the PFL facility, selling of additional equity securities by the

Company, or other proceeds obtained in a manner approved by Heller. The Company believes that it will be able to comply with such a requirement. Whether the Company will be able to comply with such a requirement is a forward-looking statement, and the results of such could materially differ from the above statement if, among other things, PFM is unable to recover from its insurance carrier insurance proceeds and the Company is unable to sell equity securities in an aggregate amount necessary to comply with such requirement.

  Under the Sixth Amendment to the Agreement with Heller, the Company was to provide Heller with evidence on or before May 9, 1997, that the adjusted orderly liquidation value of the equipment owned by the Company and its subsidiaries that are borrowers under the Agreement with Heller exceeds 75% of the principal amount of the term loan with Heller, which totaled $1,175,000 as of May 1, 1997. The Company has completed this analysis and provided Heller documentation whereby the gross orderly liquidation appraised value, as provided by a third party appraisal company, was approximately $2,922,000. This appraised value of owned equipment, when extended by 75%, totals $2,191,000, an excess of $1,016,000 over the current term loan balance.

  Ally Capital Corporation ("Ally") had previously provided the Company with an equipment financing arrangement to finance the purchase of capital equipment. As of March 31, 1997, the Company's outstanding principal balance owing under this equipment financing arrangement was $1,104,000. The Company has fully utilized this equipment financing arrangement with Ally. See Note 2 to Notes to Consolidated Financial Statements.

  At March 31, 1997, the Company had $6,434,000 in aggregate principal amounts of outstanding debt, as compared to $6,360,000 at December 31, 1996. This increase in outstanding debt of $74,000 during the first quarter of 1997 is principally a result of the borrowings under the Heller revolving loan facility, as previously discussed. The revolving loan increased during the first quarter of 1997 by $366,000 and reflects the additional operational needs during this traditionally slower first quarter.

  As of March 31, 1997, total consolidated accounts payable for the Company was $3,785,000, an increase of $108,000 from the December 31, 1996 balance of $3,677,000. This increase in accounts payable reflects the seasonal trend as the Company emerges from its slower first quarter, and an increase in resulting payables in conjunction with revenue increases. As a result of this seasonality, the balance of payables in excess of sixty (60) days increased from $1,422,000 at December 31, 1996 to $1,734,000 at March 31, 1997. This March 1997 payable total over sixty (60) days does, however, reflect a significant improvement over the March 31, 1996, total of $3,108,000 in payables over sixty (60) days.

  The Company's net purchases of new capital equipment for the three month period ended March 31, 1997 totaled approximately $245,000, excluding financed capital expenditures of $48,000.
These expenditures were for improvements to the operations, including two (2) capital expansion projects within the Waste Management Services segment, and other capital expenditures necessary to maintain compliance with federal, state or local permit standards. These capital expenditures were principally funded through the operating cash flow of the Company and utilization of the Heller revolving loan facility. The Company has budgeted capital expenditures of $1,250,000 for 1997 (excluding any expenditures at PFM due to the explosion and fire), which includes completion of the two (2) above noted expansion projects estimated to be approximately $300,000, as well as other identified capital and permit compliance purchases. The Company anticipates funding these capital expenditures by a combination of lease financing with lenders other than the equipment financing arrangement discussed above, and/or internally generated funds. The ability to fund such capital expenditure is a forward-looking statement and is subject to certain factors that could cause actual results to differ materially from such statement, including, but not limited to, the ability to obtain such financing, revenues materially decrease from that budgeted for 1997 or the Company is required to use internally generated funds for purposes not presently anticipated.

  The working capital deficit position at March 31, 1997 was $4,785,000, as compared to a deficit position of $773,000 at December 31, 1996. The March 1997, deficit position includes the reclassification of the Heller long-term debt to current, as a result of Heller s scheduled termination date of January 31, 1998. In compliance with Generally Accepted Accounting Principles, the Company has reclassified as a current liability $4,003,000 outstanding under the agreement that would otherwise be classified as long-term debt. If the Company would not have had to reclassify $4,003,000 of the debt due to Heller under the Agreement, the March 1997, deficit position would have been $782,000, which reflects a change of only $9,000 from the December deficit position.

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

  As previously discussed, the Company's subsidiary, PFM, sustained an explosion and fire at its TSD facility in Memphis, Tennessee, on January 27, 1997, damaging certain hazardous waste storage tanks and causing certain limited contamination at the facility. Since such event the facility has not been operational. It is presently anticipated that such facility will become operational on a limited basis during May 1997. PFM is in the process of repairing or removing the damaged tanks and removing or remediating the contamination caused by the explosion and fire. During the period that PFM's facility is not operational, PFM has accepted and will continue to accept waste for processing and disposal, but has arranged for other facilities owned by the Company or subsidiaries of the Company or others not affiliated with the Company to process such waste. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Facility Disruption." The Company and PFM have property and business interruption insurance. The Company presently believes, although there are no assurances, that its property insurance will reimburse the Company for repair, replacement or removal of the damaged property, due to the explosion and fire. The cost of this property repair and restoration is undetermined at this time. The Company is presently in the process of determining the amount of business interruption insurance that may be recoverable by PFM as a result of such occurrence, if any. The Tennessee Department of Environment and Conservation ("TDEC") has issued an order as a result of the fire and explosion alleging that the facility violated certain hazardous waste rules and regulations and ordering the facility, among other things, to take certain action and assessing a penalty of approximately $144,000. PFM has filed a response and intends to vigorously defend itself in connection therewith. See "Legal Proceedings." Certain statements contained in this paragraph are forward-looking statements, and (i) PFM may be unable to begin operations as stated above if repair, removal or restoration of the damaged tanks are delayed beyond the date stated or any federal, state or local authority prohibits PFM from beginning operations or delays issuance of the approvals, if any, necessary for PFM to begin operations, or (ii) the insurance carrier determines that property loss coverage is not available or is available only in limited amounts or contests the amount of PFM s claim.

  In summary, the Company has taken a number of steps to improve its operations and liquidity as discussed above, which during the first quarter was negatively impacted by the disruption from the PFM explosion and fire. If the Company is unable to continue to improve its operations and to become profitable in the foreseeable future, such would have a material adverse effect on the Company's liquidity position and on the Company. This is a forward-looking statement and is subject to certain factors that could cause actual results to differ materially from those in the forward-looking statement, including, but not limited to, the Company's ability to become profitable or, if the Company is not able to become profitable, whether the Company is able to raise additional liquidity in the form of additional equity or debt.

Environmental Contingencies
  The Company is engaged in the waste management services segment of the pollution control industry. As a participant in the on-site treatment, storage and disposal market and the off-site treatment and services market, the Company is subject to rigorous federal, state and local regulations. These regulations mandate strict compliance and therefore are a cost and concern to the Company. Because of the integral part of providing quality environmental services, the Company makes every reasonable attempt to maintain complete compliance with these regulations; however, even with a diligent commitment, the Company, as with many of its competitors, may be required to pay fines for violations or investigate and potentially remediate its waste management facilities. See Note 3 to Notes to Consolidated Financial Statements and "Legal Proceedings."

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

  In addition to budgeted capital expenditures of $1,250,000 for 1997 at the TSD facilities, which are necessary to maintain permit compliance and improve operations, as discussed above, the Company has also budgeted for 1997 an additional $350,000 in environmental expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at two locations. The two locations where these expenditures will be made are at a certain leased property in Dayton, Ohio, a former RCRA storage facility operated by the former owners of PFD and leased by a predecessor of PFD, and PFM's facility in Memphis, Tennessee (excluding any capital expenditures due to the previously discussed fire and explosion at PFM). Additional funds will be required for the next five to fifteen years to properly investigate and remediate these sites. The Company has accrued $2,085,000 for estimated costs of remediating these two sites (excluding any expenditures due to the fire and explosion at PFM), which is projected to be the maximum exposure and is expected to be performed over a period in excess of ten (10) years. The Company expects to fund these expenses to remediate these two sites from funds generated internally. This is a forward looking statement and is subject to numerous conditions, including, but not limited to, the Company's ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of these two sites, the discovery of additional contamination or expanded contamination which would result in a material increase in such expenditures, or changes in governmental laws or regulations.

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                        PART II - Other Information


Item 1.  Legal Proceedings
     There are no additional legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the fiscal year ended
December 31, 1996, except for the following:

     In connection with a fire and explosion at Perma-Fix of Memphis, Inc.'s ("PFM") facility located in Memphis, Tennessee, that stores, processes and blends hazardous and nonhazardous waste, the Tennessee Department of Environment and Conservation ("TDEC") issued an order, dated April 23, 1997, alleging that the facility violated certain hazardous waste rules and regulations promulgated by the TDEC and ordered the facility to, among other things, cease fuel blending, termination within 30 days of the order a permit to construct a new storage tank area, which had not yet been constructed, implement certain actions and assessing a penalty of approximately $144,000. PFM has filed an answer to such order asserting, among other things, that the order was issued against an improper party (the order being issued not against PFM but against another subsidiary of the Company that did not own or operate the facility), that PFM did not violate any rules or regulations of the TDEC in connection with, or after, the fire and explosion and that the assessment of a penalty against the facility was improper. The Company intends for PFM to vigorously defend itself in connection with this matter. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."


Item 6.    Exhibits and Reports on Form 8-K
           ________________________________

  (a) Exhibits
       ________

       Exhibit 4.1  -    Ally Capital Corporation Equipment Lease
                         Agreement dated October 12, 1994.

        Exhibit 27   -   Financial Data Schedule.

  (b) Reports on Form 8-K
       ___________________

     No reports on Form 8-K were filed during the first quarter of 1997.

                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                PERMA-FIX ENVIRONMENTAL
                                    SERVICES, INC.


Date:  May 14, 1997             By: /s/ Dr. Louis F. Centofanti
                                       ____________________________
                                     Dr. Louis F. Centofanti
                                     Chairman of the Board
                                     Chief Executive Officer


                                By: /s/ Richard T. Kelecy
                                       ____________________________
                                     Richard T. Kelecy
                                     Chief Financial Officer

                               EXHIBIT INDEX



                                                           Page No.
                                                           ________

Exhibit 4.1   Ally Capital Corporation Equipment
              Lease Agreement Dated October 12,
              1994 . . . . . . . . . . . . . . . . . . . . .   21


Exhibit 27   Financial Data Schedule . . . . . . . . . . . .   48
















ISTE:\N-P\PESI\10-Q\397\EDGAR\39710q