Form 10-Q
period 1997-06-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 1997-08-19
CIK 891532

================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                          ______________________

                                 Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended     June 30, 1997
                                    _______________________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

          Class                  Outstanding at August 15, 1997
          _____                  ________________________________
Common Stock, $.001 Par Value              10,712,991
_____________________________              __________
                                    (excluding 920,000 shares
                                      held as treasury stock)
                                     _________________________
=================================================================

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                                   INDEX


                                                           Page No.
                                                           ________
PART I  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                     Consolidated Balance Sheets -
                       June 30, 1997 and
                       December 31, 1996 . . . . . . . . .      2

                     Consolidated Statements of
                       Operations - Three Months and
                       Six Months Ended June 30,
                       1997 and 1996. . . . . . . . . . . .      4

                     Consolidated Statements of Cash
                       Flows - Six Months Ended June 30,
                       1997 and 1996. . . . . . . . . . . .      5

                     Consolidated Statements of Stockholder
                       Equity - June 30, 1997 and December 31,
                       1996. . . . . . . . . . . . . . . . .      6

                     Notes to Consolidated Financial
                       Statements . . . . . . . . . . . . .       7

         Item 2.  Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations. . . . . . . . . . . . .     14

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings . . . . . . . . . . . .     24

         Item 2.  Changes in Securities . . . . . . . . . .     24

         Item 3.  Default Upon Senior Securities. . . . . .     25

         Item 6.  Exhibits and Reports on Form 8-K . . . . .    26

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                     CONSOLIDATED FINANCIAL STATEMENTS


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

     The results of operations for the six months ended June 30, 1997 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1997.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                         June 30,
(Amounts in Thousands,                     1997       December 31,
Except for Share Amounts)               (Unaudited)       1996
___________________________________________________________________
ASSETS
Current assets:
   Cash and cash equivalents              $     150     $     45
   Restricted cash equivalents
     and investments                            469          448
   Accounts receivable, net of
    allowance for doubtful accounts
    of $324 and $383, respectively            4,926        5,549
   Inventories                                   91          107
   Prepaid expenses                           1,090          549
   Other receivables                            288          545
                                          _________     ________
       Total current assets                   7,014        7,243

Property and equipment:
   Building and land                          5,301        4,894
   Equipment                                  6,509        6,429
   Vehicles                                   1,232        1,421
   Leasehold improvements                       289          289
   Office furniture and equipment             1,154        1,136
   Construction in progress                   3,155        3,028
                                          _________     ________
                                             17,640       17,197
   Less accumulated depreciation             (5,301)      (4,593)
                                          _________     ________
        Net property and equipment           12,339       12,604

Intangibles and other assets:
   Permits, net of accumulated amorti-
     zation of $713 and $598,
     respectively                             3,855        3,949
   Goodwill, net of accumulated amorti-
     zation of $507 and $435,
     respectively                             4,774        4,846
   Covenant not to compete, net of
     accumulated amortization of $391
     and $383, respectively                      -             9
     Other assets                               392          385
                                           ________     ________
       Total assets                        $ 28,374     $ 29,036
                                           ========     ========

              The accompanying notes are an integral part of
                 these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

                                          June 30,
(Amounts in Thousands,                      1997       December 31,
Except for Share Amounts)                (Unaudited)       1996
___________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                        $   3,097    $  3,677
   Accrued expenses                            3,096       2,860
   Revolving loan and term note
     facility (see Note 2)                     2,590         500
   Equipment financing agreement                 669         646
   Current portion of long-term debt             368         333
                                           _________     _______
      Total current liabilities                9,820       8,016

Long-term debt, less current portion             917       4,881
Environmental accruals                         2,322       2,460
Accrued closure costs                          1,120       1,094
                                           _________     _______
      Total long-term liabilities              4,359       8,435

Commitments and contingencies
   (see Note 3)                                   -           -

Stockholders' equity:
   Preferred stock, $.001 par value;
     2,000,000 shares authorized,
     7,600 and 5,500 shares issued
     and outstanding, respectively                 -          -
   Common stock, $.001 par value;
     50,000,000 shares authorized,
     11,394,478 and 10,399,947 shares
     issued, respectively, including
     920,000 shares held as
     treasury stock                               11          10
   Redeemable warrants                           140         140
   Additional paid-in capital                 31,626      28,495
   Accumulated deficit                       (15,812)    (14,290)
                                            ________     _______
                                              15,965      14,355
   Less common stock in treasury at
      cost; 920,000 shares issued
      and outstanding                         (1,770)     (1,770)
                                            ________
       Total stockholders' equity             14,195      12,585
                                            ________     _______

       Total liabilities and
         stockholders' equity               $ 28,374     $ 29,036
                                            ========     ========

              The accompanying notes are an integral part of
                 these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                             Three Months Ended
                                                   June 30,
(Amounts in Thousands,                   __________________________
Except for Share Amounts)                     1997         1996
___________________________________________________________________
Net revenues                               $  7,134     $  8,178

Cost of goods sold                            5,180        5,634
                                           ________     ________

        Gross profit                          1,954        2,544

Selling, general and administrative
   expenses                                   1,652        1,682

Depreciation and amortization                   533

        Income (loss) from operations          (231)         558

Other income (expense):
   Interest income                               13          304
   Interest expense                            (189)        (227)
   Other                                        (36)          85
                                           ________     ________
        Net income (loss)                  $   (443)    $    182

Preferred stock dividends                        82            -
                                           ________    _________
        Net loss applicable
          to Common Stock                  $   (525)    $    182
                                           ========    =========

Net income (loss) per share                $   (.05)    $    .02
                                           ========     ========

Weighted average number of common
  and common equivalent shares
  outstanding                                10,195        8,470
                                           ========     ========


              The accompanying notes are an integral part of
                 these consolidated financial statements.


PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                             Six Months Ended
                                                 June 30,
(Amounts in Thousands,                   __________________________
Except for Share Amounts)                     1997         1996
___________________________________________________________________
Net revenues                               $ 13,636     $ 15,750

Cost of goods sold                           10,344       11,398
                                           ________     ________

        Gross profit                          3,292        4,352

Selling, general and administrative
   expenses                                   3,177        3,424

Depreciation and amortization                 1,077        1,177

        Income (loss) from operations          (962)        (249)

Other income (expense):
   Interest income                               24           40
   Interest expense                            (372)        (489)
   Other                                        (49)         288
                                           ________     ________
        Net income (loss)                  $ (1,359)    $   (410)

Preferred stock dividends                       163            -
                                           ________     _________
        Net loss applicable
          to common stock                  $ (1,522)    $   (410)
                                           ========     =========

Net income (loss) per share                $   (.15)    $   (.05)
                                           ========     =========

Weighted average number of common
  and common equivalent shares
  outstanding                                 9,958        8,171
                                           =========     =========


              The accompanying notes are an integral part of
                 these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                              Six Months Ended
                                                   June 30,
                                         __________________________
(Amounts in Thousands)                        1997         1996
___________________________________________________________________
Cash flows from operating activities:
    Net loss                               $ (1,522)    $   (410)
    Adjustments to reconcile net loss
     to cash used in operations:
    Depreciation and amortization             1,077        1,177
    Provision for bad debt and other
      reserves                                   26           12
    Loss (Gain) on sale of plant,
      property and equipment                      1         (122)
    Changes in assets and liabilities:
    Accounts receivable                         597         (470)
    Prepaid expenses, inventories and
      other assets                              447         (434)
    Accounts payable and accrued expenses      (977)        (173)
                                           ________     ________
       Net cash used in operations             (351)        (420)

Cash flows from investing activities:
    Purchases of property and equipment,
      net                                      (381)        (968)
    Proceeds from disposition of
      property and equipment                     46        1,196
    Change in restricted cash, net              (21)         (33)
                                           ________     _________
       Net cash provided by (used in)
         investing activities                  (356)         195

Cash flows from financing activities:
    Repayments of revolving loan and
      term note facility                     (1,405)        (395)
    Principal repayments on long-term debt     (699)      (1,006)
    Proceeds from issuance of stock           2,916        1,597

                                           ________     ________
       Net cash provided by financing
         activities                             812          196

Increase (Decrease) in cash and cash
   equivalents                                  105          (29)
Cash and cash equivalents at beginning
  of period                                      45          201
                                           ________     ________
Cash and cash equivalents at end
  of period                                $    150     $    172
                                           ========     ========
________________________________________________________________
Supplemental disclosure:
   Interest paid                           $    386     $    495
                                           ========     ========
   Income taxes paid                       $      -     $      -
                                           ========     ========

Non cash investing and financing
   activities:
   Insurance financing                     $   746      $    832
   Issuance of stock for payment of
      dividends                                156             -
   Long-term debt incurred for purchase
      of property and equipment                289            57




       See accompanying notes to consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(For the six months ended June 30, 1997)

                               Preferred Stock        Common Stock
Amounts in Thousands,         _________________     _________________
Except for Share Amounts      Shares    Amount      Shares      Amount
____________________________________________________________________________
Balance at December 31,
   1996                        5,500    $   -     10,399,947     $   10
                              ======    ======    ==========     ======
Net Loss                           -        -             -          -
Preferred stock dividend           -        -       107,864          -
Issuance of stock for cash
   and services                    -        -        93,212          -
Exercise of warrants               -        -       487,814          1
Conversion of Series 3 pre-
   ferred stock to common
   stock                        (400)       -       294,641          -
Option Exercise                    -        -        11,000          -
Issuance of preferred
   stock for cash              2,500        -             -          -
                              _______   _______   __________     _______
                               7,600    $   -    11,394,478     $   11
                              =======   =======   ==========     =======

                                                Common
                    Additional                  Stock
     Redeemable      Paid-In     Accumulated    Held in   Deferred
     Warrants       Capital       Deficit      Treasury    Comp.
     ___________________________________________________________________
     $   140       $  28,495    $ (14,290)     $ (1,770)    $    -
     ========      =========    ==========      =========   =========
           -               -       (1,522)            -          -
           -             155            -             -          -
           -              60            -             -          -
           -             720            -             -          -
           -               -            -             -          -
          -               11            -             -          -
           -           2,185            -             -          -
     ________       ________     __________      _________   __________
     $   140        $ 31,626     $ (15,812)     $  (1,770)   $   -
     ========       ========     ==========      =========   ==========

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1997
                                (Unaudited)


     Reference is made herein to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

1.   Summary of Significant Accounting Policies
     ___________________________________________
     The Company's accounting policies are as set forth in the notes to consolidated financial statements referred to above.

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128
 Earnings Per Share ( SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ( EPS ). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. EPS for the three and six months ended June 30, 1997 and 1996 computed under SFAS 128 would not be materially different than previously computed.

2.   Long-Term Debt
     ______________
     Long-term debt consists of the following at June 30, 1997 and December 31, 1996 (in thousands):

                                          June 30,     December 31,
                                            1997          1996
                                          _________     __________
  Long-term debt and notes payable:
     Revolving loan and term note
       facility                          $   2,590    $   4,262
     Equipment financing agreement             945        1,257
     Various mortgage, promissory
       and notes payable                     1,009          841
                                          _________    _________
                                             4,544        6,360
  Less current portion:
     Revolving loan and term note
       facility                              2,590          500
     Equipment financing agreement             669          646
     Various mortgage, promissory
       and notes payable                       368          333
                                          _________    _________
       Long-term debt, less
         current portion                 $    917     $  4,881
                                          =========    =========

     On January 27, 1995, the Company, as parent and guarantor, and all direct and indirect subsidiaries of the Company, as co-borrowers and cross-guarantors, entered into a Loan and Security Agreement ("Agreement") with Heller Financial, Inc. ("Heller").
The Agreement provides for a term loan in the amount of $2,500,000, which requires principal repayments based on a five-year level principal amortization over a term of 36 months, with monthly principal payments of $42,000. Payments commenced on February 28,

1995, with a final balloon payment in the amount of $826,000 due on January 31, 1998. The Agreement also provides for a revolving loan facility in the amount of $7,000,000. At any point in time the aggregate available borrowings under the facility are reduced by any amounts outstanding under the term loan and are also subject to the maximum credit availability as determined through a monthly borrowing base calculation, equal to 80% of eligible accounts receivable accounts of the Company as defined in the Agreement.
The termination date on the revolving loan facility is also
January 31, 1998.

     As noted above, the Agreement with Heller has a scheduled termination date of January 31, 1998. The Company is currently negotiating with Heller for the renewal of this Agreement and has had discussions with other potential lenders in an effort to obtain additional credit proposals to replace Heller, although no assurance can be given that such a renewal or additional credit proposals will be obtained. Since this scheduled termination date is less than twelve months from June 30, 1997, the Company has reclassified as a current liability $2,091,000 outstanding under the Agreement, consistent with Generally Accepted Accounting Principles, that would otherwise be classified as long-term debt. As of June 30, 1997, the Company was in default of the Minimum EBITDA and Fixed Charge Coverage financial covenants of the Agreement. This default was principally a result of the facility disruption and resulting net loss incurred by the Perma-Fix of Memphis, Inc. ("PFM") facility due to an explosion and fire in January 1997 (see Note 5). The Company is currently negotiating with Heller for a waiver of this default.

     Pursuant to the Sixth Amendment, the Company was obligated to raise an additional $700,000 on or before August 15, 1997, of which $150,000 was to be received by June 15, 1997. During the second quarter of 1997 and July, 1997, the Company fully satisfied this covenant obligation, having raised approximately $3,042,000 principally through insurance proceeds with regard to the vandalism at the Perma-Fix of Ft. Lauderdale, Inc. ( PFL ) facility in 1996 and from the issuance of the 2,500 shares of newly-created Series
4 Class D Convertible Preferred Stock, as further discussed in Note 4, and 350 shares of newly-created Series 5 Class E Convertible Preferred Stock, as further discussed in Note 6.

     Pursuant to the initial agreement, the term loan bears interest at a floating rate equal to the base rate (prime) plus 1 3/4% per annum The revolving loan bears interest at a floating rate equal to the base rate (prime) plus 1 1/2% per annum. The loans also contain certain closing, management and unused line fees payable throughout the term. In conjunction with the Third and Sixth Amendments, applicable interest rates were amended, whereby the term loan was increased to the base rate plus 2 1/4% and the revolving loan was increased to the base rate plus 2%. Both the revolving loan and term loan were prime based loans at June 30, 1997, bearing interest at a rate of 10.50% and 10.75%, respectively.

     As of June 30, 1997, the borrowings under the revolving loan facility total $1,473,000, a decrease of $1,406,000 from the December 31, 1996 balance of $2,879,000, with additional borrowing availability of $1,514,000. The balance on the term loan totaled $1,117,000, as compared to $1,383,000 at December 31, 1996. Total indebtedness under the Heller Agreement as of June 30, 1997 was $2,590,000, a decrease of $1,672,000 from the December 31, 1996 balance of $4,262,000.

     During October 1994, the Company entered into a $1,000,000 equipment financing agreement with Ally Capital Corporation ("Ally"). During 1995, the Company negotiated an increase in the total lease line and subsequently utilized $1,553,000 of this credit facility to purchase new capital equipment. The agreement provides for an initial term of 42 months, which may be extended to 48, and bears interest at a fixed interest rate of 11.3%. In conjunction with a 1994 acquisition, the Company also assumed $679,000 of debt obligations with Ally Capital Corporation, which had terms expiring from September 1997 through August 1998, at a rate ranging from 10.2% to 13.05%. The outstanding balance on these equipment financing agreements at June 30, 1997 is $945,000, as compared to $1,257,000 at December 31, 1996. As of June 30, 1997, the Company was in default of the Minimum EBITDA and Fixed Charge Coverage financial covenants of the Agreement. This default was principally a result of the facility disruption and resulting net loss incurred by the Perma-Fix of Memphis, Inc. ("PFM") facility due to an explosion and fire in January 1997 (see
Note 5). The Company is currently negotiating with Ally for a waiver of this default. Based upon the Company's discussions with Ally, the nature and reason for said default and the significant collateral position securing this equipment financing agreement, the Company has chosen not to reclassify the long-term balance of $276,000 at June 30, 1997 as a current liability.

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

Legal
     During September 1994, Perma-Fix of Memphis, Inc. ("PFM"), formerly American Resource Recovery Corporation ("ARR") and a subsidiary of the Company, was sued by Community First Bank
("Community First") to collect a note in the principal sum of $341,000 that was allegedly made by ARR to CTC Industrial Services, Inc. ("CTC") in February 1987 (the "Note"), and which was allegedly pledged by CTC to Community First in December 1988 to secure certain loans to CTC. This lawsuit styled Community First Bank v. American Resource Recovery Corporation, was instituted on
September 14, 1994, and is pending in the Circuit Court, Shelby County, Tennessee. The Company was not aware of either the Note or its pledge to Community First at the time of the Company s acquisition of PFM in December 1993. The Company intends to vigorously defend itself in connection therewith. PFM has filed a third party complaint against Billie Kay Dowdy, who was the sole shareholder of PFM immediately prior to the acquisition of PFM by the Company, alleging that Ms. Dowdy is required to defend and indemnify the Company and PFM from and against this action under the terms of the agreement relating to the Company s acquisition of PFM. Ms. Dowdy has stated in her answer to the third party complaint that if the
Note is determined to be an obligation enforceable against PFM, she would be liable to PFM, assuming no legal or equitable defenses.

     In May 1995, PFM, a subsidiary of the Company, became aware that the U.S. District Attorney for the Western District of Tennessee and the Department of Justice were investigating certain prior activities of W.R. Drum Company, its successor, First
Southern Container Company, and any other facility owned or operated in whole or in part by Johnnie Williams. PFM used W.R. Drum Company to dispose of certain of its used drums. In May 1995, PFM received a Grand Jury Subpoena which demanded the production of any documents in the possession of PFM pertaining to W.R. Drum Company, First Southern Container Company, or any other facility owned or operated, and holder in part, by Johnnie Williams. PFM complied with the Grand Jury Subpoena. Thereafter, in September of 1995, PFM received another Grand Jury Subpoena for documents from the Grand Jury investigating W.R. Drum Company, First Southern Container Company, and/or Johnnie Williams. PFM complied with the Grand Jury Subpoena. In December 1995, representative of the Department of Justice advised PFM that it was also currently a subject of the investigation involving W.R. Drum Company, First Southern Container Company, and/or Johnnie Williams. Since that time, however, PFM has had no contact with representatives of either the United States District Attorney s office for the Western District of Tennessee or the Department of Justice, and is not aware of why it is also a subject of such investigation. In accordance with certain provisions of the Agreement and Plan of Merger relating to the prior acquisition of PFM, on or about
January 2, 1996, PFM notified Ms. Billie K. Dowdy of the foregoing, and advised Ms. Dowdy that the Company and PFM would look to Ms. Dowdy to indemnify, defend and hold the Company and PFM harmless from any liability, loss, damage or expense incurred or suffered as a result of or in connection with this matter.

     On January 27, 1997, an explosion and resulting tank fire occurred at PFM s facility in Memphis, Tennessee, a hazardous waste storage, processing and blending facility. The fire and explosion resulted in damage to certain hazardous storage tanks located on the facility and caused certain limited contamination at the facility. The fire and resulting explosion were caused by the welding activity of employees of an independent contractor at or near a hazardous waste tank farm located on the facility contrary to instructions of PFM. The facility was non-operational from the date of this event until May, 1997, at which time it began limited operations. Since the fire and explosion, PFM has accepted, and will continue to accept, waste for processing and disposal, but has arranged for other facilities owned by the Company or subsidiaries of the Company or others not affiliated with the Company to process such waste. As a result of the fire and explosion, the Tennessee Department of Environment and Conservation ("TDEC") issued an order dated April 23, 1997 ("TDEC Order") which alleges that the facility violated certain hazardous waste rules and regulations promulgated by the TDEC and ordered that the facility, among other things, cease blending operations, within 30 days from the date of the order the facility s permit to construct a new hazardous waste tank storage area, which has not yet been constructed, is to be revoked, and implement certain actions and assessed a penalty of approximately $144,000. PFM has responded to such order and asserted that the TDEC issued the order against the wrong party, that PFM did not violate any rules and regulations promulgated by the TDEC, the actions taken by the TDEC were contrary to applicable rules and regulations and the TDEC is not entitled to such penalties. The Company intends for PFM to vigorously defend itself in connection with this matter.

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

4.   Stock Issuance
     ______________
     On or about June 11, 1997, the Company issued to RBB Bank Aktiengesellschaft, located in Graz, Austria ("RBB Bank"), 2,500 shares of newly-created Series 4 Class D Convertible Preferred Stock, par value $.001 per share ("Series 4 Preferred"), at a price of $1,000 per share, for an aggregate sales price of $2,500,000. The sale to RBB Bank was made in a private placement under Rule 506 of Regulation D under the Securities Acts of 1933, as amended, pursuant to the terms of a Subscription and Purchase Agreement, dated June 9, 1997, between the Company and RBB Bank ("Subscription Agreement"). The Series 4 Preferred has a liquidation preference over the Company's common stock, par value $.001 per share ("Common Stock"), equal to $1,000 consideration per outstanding share of Series 4 Preferred (the "Liquidation Value"), plus an amount equal to all unpaid dividends accrued thereon. The Series 4 Preferred accrues dividends on a cumulative basis at a rate of four percent (4%) per annum of the Liquidation Value ("Dividend Rate"), and is payable semi-annually when and as declared by the Board of Directors. No dividends or other distributions may be paid or declared or set aside for payment on the Company's Common Stock until all accrued and unpaid dividends on all outstanding shares of Series 4 Preferred have been paid or set aside for payment. Dividends may be paid, at the option of the Company, in the form of cash or Common Stock of the Company. If the Company pays dividends in Common Stock, such is payable in the number of shares of Common Stock equal to the product of (a) the quotient of (i) the Dividend Rate divided by (ii) the average of the closing bid quotation of the Common Stock as reported on the NASDAQ for the five trading days immediate prior to the date the dividend is declared, times
(b) a fraction, the numerator of which is the number of days elapsed during the period for which the dividend is to be paid and the denominator of which is 365.

     The holder of the Series 4 Preferred may convert into Common Stock up to 1,250 shares of the Series 4 Preferred on and after October 5, 1997, and the remaining 1,250 shares of the Series 4 Preferred on and after November 5, 1997. The conversion price per share is the lesser of (a) the product of the average closing bid quotation for the five (5) trading days immediately preceding the conversion date multiplied by eighty percent (80%) or (b) $1.6875. The minimum conversion price is $.75, which minimum will be eliminated from and after September 6, 1998. The Company will have the option to redeem the shares of Series 4 Preferred (a) between June 11, 1998, and June 11, 2001, at a redemption price of $1,300 per share if at any time the average closing bid price of the Common Stock for ten consecutive trading days is in excess of $4.00, and (b) after June 11, 2001, at a redemption price of $1,000 per share. The holder of the Series 4 Preferred will have the option to convert the Series 4 Preferred prior to redemption by the Company.

     As part of the sale of the Series 4 Preferred, the Company also issued to RBB Bank two common stock purchase warrants (collectively, the "Warrants ") entitling RBB Bank to purchase, after December 31, 1997 and until June 9, 2000, an aggregate of up to 375,000 shares of Common Stock, subject to certain anti-dilution provisions, with 187,500 shares exercisable at a price equal to $2.10 per share and 187,500 shares exercisable at a price equal to $2.50 per share. A certain number of shares of Common Stock issuable on the conversion of the Series 4 Preferred and on the exercise of the Warrants is subject to certain registration rights pursuant to the Subscription Agreement.

     The Company paid fees (excluding legal and accounting) of $200,000 in connection with the placement of Series 4 Preferred to RBB Bank and issued to the investment banking firm that handled the placement two (2) common stock purchase warrants entitling the investment banking firm to purchase an aggregate of up to 300,000 shares of Common Stock, subject to certain anti-dilution provisions, with one warrant for a five year term to purchase up to 200,000 shares at an exercise price of $2.00 per share and the second warrant for a three year term to purchase up to 100,000 shares of Common Stock at an exercise price of $1.50 per share, subject to certain anti-dilution provisions. Under the terms of each warrant, the investment banking firm is entitled to certain registration rights with respect to the shares of Common Stock issuable on the exercise of each warrant.

5.   Facility Disruption
     ___________________
     On January 27, 1997, an explosion and resulting tank fire occurred at the Perma-Fix of Memphis, Inc. ("PFM") facility, a hazardous waste storage, processing and blending facility, located in Memphis, Tennessee, which resulted in damage to certain hazardous waste storage tanks located on the facility and caused certain limited contamination at the facility. Such occurrence was caused by welding activity performed by employees of an independent contractor at or near the facility s hazardous waste tank farm contrary to instructions by PFM. The facility was non-operational from the date of this event until May, 1997, at which time it began limited operations. However, PFM has accepted and will continue to accept waste for processing and disposal, but has arranged for other facilities owned by the Company or subsidiaries of the Company or others not affiliated with the Company to process such waste. The utilization of other facilities to process such waste results in higher costs to PFM than if PFM were able to store and process such waste at its Memphis, Tennessee, TSD facility, along with the additional handling and transportation costs associated with these activities. PFM is in the process of repairing and/or removing the damaged storage tanks and any contamination resulting from the occurrence. The extent of PFM's activities at the facility is presently being evaluated by the Company. See Note 3 for a discussion of certain proceedings pending against PFM as a result of such fire and explosion.

     Net revenues for PFM total $1,189,000 for the six month period ended June 30, 1997, reflecting a decrease of $557,000 from the six month period ended June 30, 1996 total of $1,746,000. However, during this same period, the net loss for PFM totaled $1,040,000 for 1997, as compared to $270,000 for 1996, an increased loss of $770,000 for the six month period. Net revenues for the quarter ended June 30, 1997 were $437,000, a reduction of $482,000 from the quarter ended June 30, 1997 total of $919,000. Correspondingly, the net loss for the second quarter of 1997 totaled $549,000, as compared to $87,000 for the second quarter of 1996, resulting in an increased loss of $462,000 for this three month period. The Company and PFM have property and business interruption insurance and have provided notice to its carriers of such loss. The Company has agreed in principle with its property insurance carrier to settle its property and contents claim for an approximate value of $522,000, which the Company believes is adequate to cover any property loss suffered by PFM at the facility as a result of such occurrence. The Company is in the process of determining the amount of business interruption insurance that may be recoverable by PFM as a result thereof.

6.   Subsequent Event
     ________________
     On or about July 14, 1997, the Company issued to the Infinity Fund. L.P. ("Infinity"), 350 shares of newly-created Series 5 Class E Convertible Preferred Stock, par value $.001 per share ("Series
5 Preferred"), at a price of $1,000 per share, for an aggregate sales price of $350,000. The sale to Infinity was made in a private placement under Rule 506 of Regulation D under the Securities Acts of 1933, as amended, pursuant to the terms of a Subscription and Purchase Agreement, dated July 7, 1997, between the Company and Infinity ("Infinity Subscription Agreement"). The Company intends to utilize the proceeds received on the sale of Series 5 Preferred for the payment of debt and general working capital.

     The Series 5 Preferred has a liquidation preference over the Company's common stock, par value $.001 per share ("Common Stock"), equal to $1,000 consideration per outstanding share of Series 5 Preferred (the "Liquidation Value"), plus an amount equal to all unpaid dividends accrued thereon. The Series 5 Preferred accrues dividends on a cumulative basis at a rate of four percent (4%) per annum of the Liquidation Value ("Dividend Rate"). Dividends are payable semi-annually when and as declared by the Board of Directors. No dividends or other distributions may be paid or declared or set aside for payment on the Company's Common Stock until all accrued and unpaid dividends on all outstanding shares of

Series 5 Preferred have been paid or set aside for payment. Dividends may be paid, at the option of the Company, in the form of cash or Common Stock of the Company. If the Company pays dividends in Common Stock, such is payable in the number of shares of Common Stock equal to the product of (a) the quotient of (i) the Dividend Rate divided by (ii) the average of the closing bid quotation of the Common Stock as reported on the NASDAQ for the five trading days immediately prior to the date the dividend is declared, multiplied by (b) a fraction, the numerator of which is the number of days elapsed during the period for which the dividend is to be paid and the denominator of which is 365.

     The holder of the Series 5 Preferred may convert into Common Stock up to 175 shares of the Series 5 Preferred on and after November 3, 1997, and the remaining 175 shares of the Series 5 Preferred on and after December 3, 1997. The conversion price per share is the lesser of (a) the product of the average closing bid quotation for the five trading days immediately preceding the conversion date multiplied by 80% or (b) $1.6875. The minimum conversion price is $.75, which minimum will be eliminated from and after September 6, 1998. If the average closing bid quotation of the Company s Common Stock for the five trading days immediately preceding the conversion of the Series 5 Preferred equals or exceeds $2.11, the holder will have the right to convert the Series 5 Preferred into approximately 207,400 shares of Common Stock. The Company will have the option to redeem the shares of Series 5 Preferred (a) between July 14, 1998, and July 13, 2001, at a redemption price of $1,300 per share if at any time the average closing bid price of the Common Stock for ten consecutive trading days is in excess of $4.00, and (b) after July 13, 2001, at a redemption price of $1,000 per share. The holder of the Series 5 Preferred will have the option to convert the Series 5 Preferred prior to redemption by the Company. A certain number of shares of Common Stock issuable upon conversion of the Series 5 Preferred is subject to certain registration rights pursuant to the Infinity Subscription Agreement.

     On June 30, 1997, the Company entered into a Stock Purchase Agreement ("Centofanti Agreement") with Dr. Louis F. Centofanti, the President, Chief Executive Officer, Chairman of the Board, and Director of the Company, whereby the Company sold, and Dr. Centofanti purchased, 24,381 shares of the Company's Common Stock. The sale to Dr. Centofanti was made in a private placement under Rule 506 of Regulation D under the Securities Act of 1933, as amended. The purchase price was $1.6406 per share representing 75% of the $2.1875 closing bid price of the Common Stock as quoted on the NASDAQ on the date that Dr. Centofanti notified the Company of his desire to purchase such shares. Pursuant to the terms of the Centofanti Agreement, Dr. Centofanti is to pay the Company the aggregate purchase price of $40,000 for the 24,381 shares of Common Stock. Dr. Centofanti purchased $20,000, or 12,190 shares, during July, and the remainder is to be purchased during August 1997. The sale of the 24,381 shares and the terms of the Centofanti Agreement were authorized by the Company s Board of Directors.

     On July 30, 1997, the Company entered into a Stock Purchase Agreement ( Gorlin Agreement ) with Mr. Steve Gorlin, a member of the Board of Directors of the Company, whereby the Company sold, and Mr. Gorlin agreed to purchase, 200,000 shares of the Company s Common Stock. The sale to Mr. Gorlin was made in a private placement under Rule 506 of Regulation D under the Securities Act of 1933, as amended. The purchase price was $2.125 per share representing the closing bid price of the Common Stock as quoted on the NASDAQ on July 30, 1997. Pursuant to the terms of the Gorlin Agreement, Mr. Gorlin agreed to pay the Company the aggregate purchase price of $425,000 for the 200,000 shares of Common Stock. Mr. Gorlin agreed to purchase $212,500, or 100,000 shares, on August 15, 1997, and the remainder on or before August 31, 1997.
In order to induce Mr. Gorlin to enter into this Agreement, and to purchase the Common Stock on the terms and subject to the conditions thereof, PESI agreed to issue a Warrant for the purchase of 100,000 shares of Common Stock at $2.40 per share. The sale of 200,000 shares, Warrant of 100,000 shares and the terms of the Gorlin Agreement were authorized by the Company s Board of Directors.

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              PART I, ITEM 2



Forward-Looking Statements
     Certain statements contained within this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995").

     All statements in this "Management Discussion and Analysis of Financial Condition and Results of Operations" other than statements of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual result and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to anticipated financial performance, ability to comply with the Company's general working capital requirements, ability to recover under certain insurance policies, ability to reopen certain operations in Memphis, Tennessee, the ability to retain or receive certain permits, the successful resolution of certain actions instituted by the Tennessee Department of Environment and Conservation against the Memphis, Tennessee facility of the Company, the ability to be able to continue to borrow under the Company's revolving line of credit, the ability to become profitable, the ability to remediate certain contaminated sites for projected amounts, and all other statements which are not statements of historical fact. While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this Form 10-Q, including, but not limited to, general economic conditions, material reduction in revenues, inability to collect in a timely manner a material amount of receivables, increased competitive pressures, overcapacity in the environmental industry, ability to receive or retain certain required permits to satisfactorily resolve certain pending orders or issues or to reopen a certain facility or to move such facility to another location, changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, potential increases in equipment, maintenance, operating or labor costs, management retention and development, the requirement to use internally generated funds for purposes not presently anticipated, the inability to obtain waivers regarding existing defaults under certain financial covenants contained in loan agreements that the Company is a party to, the insurance carrier determines that coverage is not available or is available in limited amounts or contest the amount of the claim, or the Company is not able to become profitable or, if unable to become profitable, is unable to secure additional liquidity in the form of additional equity or debt. The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations
     The table below should be used when reviewing management's discussion and analysis for the three and six months ended June 30, 1997 and 1996:

                                       Three Months Ended
                                             June 30,
                               _________________________________

Consolidated                     1997      %       1996      %
____________                   _______   _____   _______   _____
Net Revenues                   $ 7,134   100.0   $ 8,178   100.0
Cost of Goods Sold               5,180    72.6     5,634    68.9
                                ______   _____    ______   _____
  Gross Profit                   1,954    27.4     2,544    31.1

Selling, General and
  Administrative                 1,652    23.2     1,682    20.6
Depreciation/Amortization          533     7.5       558     6.8
                                ______   _____    ______   _____
  Income (Loss) from
    Operations                  $ (231)   (3.3)   $  304     3.7
                                ======   =====    ======   =====
Interest Expense                   189     2.7       227     2.8

Preferred Stock Dividends       $   82     1.1   $     -       -
                                ======   =====    ======   =====

                                       Six Months Ended
                                            June 30,
                               _________________________________

Consolidated                     1997      %       1996      %
____________                   _______   _____   _______   _____
Net Revenues                   $13,636   100.0   $15,750   100.0
Cost of Goods Sold              10,344    75.9    11,398    72.4
                                ______   _____    ______   _____
  Gross Profit                   3,292    24.1     4,352    27.6

Selling, General and
  Administrative                 3,177    23.3     3,424    21.7
Depreciation/Amortization        1,077     7.9     1,177     7.5
                                ______   _____     ______  ______
  Income (Loss) from
    Operations                  $ (962)   (7.1)   $ (249)   (1.6)
                                ======   ======    ======  ======
Interest Expense                   372     2.7       489     3.1
                                ======   ======    ======  ======
Preferred Stock Dividends       $  163     1.2    $    -       -
                                ======   ======    ======  ======

Summary -- Three and Six Months Ended June 30, 1997 and 1996
____________________________________________________________
     The Company provides services through two business segments. The Waste Management Services segment is engaged in on- and off-site treatment, storage, disposal and blending of a wide variety of by-products and industrial and hazardous wastes. The Company developed and owns several priority on-site and off-site technologies for the treatment of nuclear mixed waste. This segment competes for materials and services with numerous regional and national competitors to provide comprehensive and cost-effective waste management services to a wide variety of customers in the Midwest, Southeast and Southwest regions of the country.
The Company operates and maintains facilities and businesses in the waste by-product brokerage, on-site treatment and stabilization, and off-site blending, treatment and disposal industries. The Company's Consulting Engineering segment of the pollution control industry provides a wide variety of environmental related consulting and engineering services to industry and government. Through the Company's wholly-owned subsidiaries in Tulsa, Oklahoma and St. Louis, Missouri, this segment provides oversight management of environmental restoration projects, air and soil sampling and compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities.

     Consolidated net revenues decreased to $7,134,000 from $8,178,000 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease of $1,044,000, or 12.8%, is attributable to both the Waste Management Services segment which experienced a reduction in revenues of $745,000, and a decrease of $299,000 in revenues from the Consulting Engineering segment. As reflected, the most significant decrease was within the Waste Management segment and is partially a result of the disruption at the Memphis, Tennessee, facility, which resulted in reduced sales of $437,000, as compared to $919,000 during the three months ended June 30, 1996, a reduction of revenue of $482,000 for the three months ended June 30, 1997 as compared to the same period of 1996. Also impacting this reduced revenue for the second quarter of 1997 was the delayed start-up on the Company s third contract for the waste treatment project at the U.S. Department of Energy's ("DOE") Fernald, Ohio, facility, along with the reductions resulting from the sale of the PermaCOOL Process during 1996, which resulted in a reduction of approximately $50,000 and $598,000, respectively. Consolidated revenues for the six months ended
June 30, 1997 and 1996 were $13,636,000 and $15,750,000,
respectively, reflecting a decrease of $2,114,000. This decrease is primarily the result of the above-discussed facility disruption, which contributed $557,000 to this reduction, and to the restructuring in the Perma-Fix, Inc. group as it transitions away from lower margin field service projects and continues to pursue new technologies and additional DOE contracts. As discussed above, the Company experienced a delay in the start-up of its third contract with the DOE s Fernald, Ohio, facility. Revenues related to such DOE contracts totaled $160,000 during the first six months of 1997, as compared to $813,000 during the six month period ended June 30, 1996, resulting in a reduction of $653,000 for the first six months of 1997, compared to the same period in 1996. The Company began work during July, 1997, on this third DOE contract, which has a maximum award total of $1,140,000. During 1996, the Company had also completed the sale of its PermaCOOL technology, which had generated revenues of $628,000 for the six months of 1996, which were not duplicated during 1997.

     The cost of goods sold was $5,180,000 for the quarter ended June 30, 1997, as compared to $5,634,000 for the quarter ended
June 30, 1996. The $454,000, or 8.1%, decrease in cost of goods sold is primarily attributable to the reduced revenue during the first quarter of 1997, which, as discussed above, decreased by 12.8%. However, as a percent of revenue, cost of goods sold increased to 72.6% in the second quarter of 1997, compared to 68.9% in the corresponding second quarter of 1996. This consolidated increase in cost of goods sold as a percent of revenue reflects principally the impact of reduced revenues, combined with the additional operating costs incurred at the PFM facility resulting from the above-discussed disruption and associated increased operating, disposal, and transportation costs as a result of such disruption. Cost of goods sold for PFM was approximately 71.3% for the second quarter of 1996, as compared to 143.0% for the second quarter of 1997, which resulted in a loss for PFM at the gross margin of $189,000. Consolidated cost of goods sold for the six months ended June 30, 1997 was $10,344,000, a reduction of $1,054,000 from the 1996 total of $11,398,000. However, cost of goods sold as a percent of revenue increased for the six month period of 1997 to 75.9%, as compared to 72.4% for the same period of 1996. This increase in cost of goods sold as a percent of revenue is principally due to the reduced revenue and facility disruption, as discussed above, at the PFM facility. Cost of goods sold for PFM was approximately 76.3% for the six months ended June 30, 1996, as compared to 124.7% for the corresponding six months of 1997, which resulted in a loss for PFM at the gross margin level of $293,000. The consolidated gross margin for the first six months of 1997 was also negatively impacted by the delayed start-up of the third contract at the DOE s Fernald, Ohio, facility, during which time the Company maintained many of the fixed costs in preparation for the project start-up, and also by reduced margins within the Company s Consulting Engineering segment as numerous large contracts were completed and the lead work was performed on new business. See Facility Disruption of this Management s Discussion and Analysis of Financial Conditions and Results of Operations and Note 5 to Notes to Consolidated Financial Statements.

     Selling, general and administrative expenses decreased to $1,652,000 for the three months ended June 30, 1997, from $1,682,000 for the three months ended June 30, 1996. However, as a percent of revenue, selling, general and administrative expenses increased to 23.2% for the quarter ended June 30, 1997, compared to 20.6% for the same period in 1996. The selling, general and administrative expense decrease of $30,000, or 1.8%, reflects a reduction in costs of $65,000 in the Consulting Engineering segment, a reduction of $34,000 in corporate overhead, and an increase of $69,000 in the Waste Management Services segment. Consolidated selling, general and administrative expenses decreased to $3,177,000 for the six months ended June 30, 1997, from $3,424,000 for the six months ended June 30, 1996. Again, as a percent of revenue, selling, general and administrative expenses increased to 23.3% for the six months ended June 30, 1997 compared to 21.7% for the same period in 1996, which is a direct result of the reduced revenue levels discussed above. During the six months ended June 30, 1997, the Company reduced marketing expenses by approximately $118,000 from the same period of 1996. During this six month period of 1997, the Company also reduced administrative expenses by approximately $291,000, which was partially offset by additional expenses relative to the PFM incident; such as legal, professional and regulatory expenses which total approximately $74,000.

     Depreciation and amortization expense for the quarter ended June 30, 1997 reflects a total of $533,000, a decrease of $25,000 from the second quarter 1996 total of $558,000. Amortization expense reflects a total of $94,000 for the second quarter of 1997, a reduction of $20,000 from the second quarter of 1996, which is a direct result of the "Covenant Not to Compete" having become fully amortized during the first quarter of 1997. Consolidated depreciation and amortization expense for the six months ended June 30, 1997 reflects a total of $1,077,000, a decrease of $100,000 from the six months ended June 30, 1996 total of $1,177,000. Amortization expense reflects a total of $197,000 for the six months ended June 30, 1997, a reduction of $30,000 which is a direct result of the fully amortized covenant described above. Depreciation expense for this six month period of 1997 reflects a reduction of $70,000 in conjunction with the sale of certain assets as a result of the Company s previous restructuring programs and various other assets becoming fully depreciated.

     Interest expense was $189,000 for the quarter ended June 30, 1997, as compared to $227,000 for the same period of 1996. The decrease in interest expense of $38,000 reflects the reduced borrowing levels on the Heller Financial, Inc. revolving loan and term note. Offsetting this reduced interest expense, during the second quarter of 1997, was the preferred stock dividend totaling $82,000 incurred in conjunction with the Series 3 Class C and Series 4 Class D Convertible Preferred Stock as issued in July 1996 and June 1997, respectively. Interest expense for the six months ended June 30, 1997 totaled $372,000, as compared to $489,000 for the same period of 1996. This decrease of $117,000 also reflects the reduced borrowing levels on the Heller Financial, Inc. revolving loan and term note. Offsetting this reduced interest expense for the six months ended June 30, 1997, was the preferred stock dividend totaling $163,000 incurred in conjunction with the Series 3 Class C Convertible Preferred Stock as issued in July 1996.

Facility Disruption
___________________
     As previously discussed, on January 27, 1997, an explosion and resulting tank fire occurred at PFM s facility, a hazardous waste storage, processing and blending facility, located in Memphis, Tennessee, which resulted in damage to certain hazardous waste storage tanks located on the facility and causing certain limited contamination at the facility. The facility was non-operational from the date of this event until May, 1997, at which time it began limited operations. However, PFM has accepted and will continue to accept waste for processing and disposal, but has arranged for other facilities owned by the Company or subsidiaries of the Company or others not affiliated with the Company to process such waste during this period. The utilization of other facilities to process such waste results in higher costs to PFM than if PFM were able to store and process such waste at its Memphis, Tennessee, TSD facility, along with the additional handling and transportation costs associated with these activities. As previously discussed, the Company has experienced a reduction in revenues as a result of this occurrence, as this facility attempts to selectively accept and reroute waste. Net revenues for PFM total $1,189,000 for the six month period ended June 30, 1997, reflecting a decrease of $557,000 from the six month period ended June 30, 1996 total of $1,746,000. However, during this same period, the net loss for PFM totaled $1,040,000 for the first six months of 1997, as compared to $270,000 for the same period in 1996, an increased loss of $770,000 for the six month period. Net revenues for the quarter ended
June 30, 1997 were $437,000, a reduction of $482,000 from the quarter ended June 30, 1997 total of $919,000. Correspondingly, the net loss for the second quarter of 1997 totaled $549,000, as compared to a net loss of $87,000 for the second quarter of 1996, resulting in an increased loss of $462,000 for this three month period. PFM is in the process of repairing and/or removing the damaged storage tanks and any contamination resulting from the occurrence. The extent of PFM's activities at the facility, once operations are renewed, are presently being evaluated by the Company. See Managements Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital
Resources for further information and discussion of certain forward-looking statements contained herein and certain cautionary statements relating thereto.

     As a result of the explosion and resulting tank fire at the PFM facility, the Tennessee Department of Environment and Conservation ("TDEC") issued an order dated April 23, 1997 (the "TDEC Order"), which alleges that the facility violated certain hazardous waste rules and regulations promulgated by the TDEC. The TDEC Order assessed a penalty against PFM of approximately $144,000 and ordered, among other things, that (a) the facility cease blending operations, (b) the facility s permit to construct a new hazardous waste tank storage area, which has not yet been constructed, be revoked within 30 days from the date of the TDEC Order, and (c) PFM implement certain other actions. PFM has responded to the TDEC Order and asserted that the TDEC Order was issued against the wrong party, that PFM did not violate any rules and regulations and that the TDEC is not entitled to such penalties. The Company intends for PFM to vigorously defend itself in connection with this matter. This paragraph contains forward-looking statements which are subject to certain factors that could cause the actual results to differ materially from anticipated results, including, but not limited to, certain factors set forth in "Forward-Looking Statements" of this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Liquidity and Capital Resources of the Company
______________________________________________
     At June 30, 1997, the Company had cash and cash equivalents of $150,000. This cash and cash equivalents total reflects an increase of $105,000 from December 31, 1996, as a result of net cash used in operations of $351,000, cash used in investing activities of $356,000 (principally purchases of equipment, net totaling $381,000, partially offset by the proceeds from the sale of property and equipment of $46,000) and cash provided by financing activities of $812,000 (principally from the proceeds from issuance of stock totaling $2,916,000, partially offset by repayments of long-term debt and the revolving loan and term note facility). Accounts receivable, net of allowances, totaled $4,926,000, a decrease of $623,000 from the December 31, 1996 balance of $5,549,000, which reflects the reduced revenue levels during the second quarter, and improved collection activities.

     In January 1995, the Company entered into a Loan and Security Agreement with Heller Financial, Inc. ("Heller"). Under the loan agreement with Heller, the Company was provided a term loan of $2,500,000 and a revolving loan facility in the amount of $7,000,000. The term loan is for a term of 36 months, payable in monthly installments of $42,000 and a balloon payment for the balance on January 31, 1998. The revolving loan facility is reduced by the outstanding unpaid principal amount due on the term loan and is subject to the maximum credit availability, determined through a monthly borrowing base equal to 80% of the eligible accounts receivable (as defined in the loan agreement) of the Company and its subsidiaries. The termination date of the revolving loan facility is also January 31, 1998. See Note 2 to Notes to Consolidated Financial Statements.

     As noted above, the Loan and Security Agreement with Heller has a scheduled termination date of January 31, 1998. The Company is currently negotiating with Heller for the renewal of this Agreement and has had discussions with other potential lenders in an effort to replace the term and revolving loans provided to the Company by Heller. There are no assurances that such a renewal or new credit facility will be obtained. As a result of this scheduled termination date, and in compliance with Generally Accepted Accounting Principles, the Company has reclassified as a current liability $2,091,000 outstanding under the Agreement with Heller that would otherwise be classified as long-term debt. As of June 30, 1997, the Company was in default of the "Minimum EBITDA" and "Fixed Charge Coverage" financial covenants of the Agreement. This default was principally a result of the facility disruption and resulting net loss incurred by the Perma-Fix of Memphis, Inc. ("PFM") facility due to an explosion and fire in January 1997 (see
Note 5). The Company is currently negotiating with Heller for a waiver of this default.

     As of June 30, 1997, the borrowings under the Company's revolving loan facility with Heller totaled $1,473,000, a decrease of $1,406,000 from the December 31, 1996 balance of $2,879,000, with a related additional borrowing availability of $1,514,000, based on 80% of the amount of eligible receivables of the Company as of June 30, 1997. The balance on the term loan totaled

$1,117,000, as compared to $1,383,000 at December 31, 1996.  Total indebtedness under the Agreement with Heller, as amended, as of June 30, 1997 was $2,590,000, a decrease of $1,672,000 from the
December 31, 1996, balance of $4,262,000. See Note 2 to Notes to Consolidated Financial Statements.

     Pursuant to the Sixth Amendment, the Company was obligated to raise an additional $700,000 on or before August 15, 1997, of which $150,000 was to be received by June 15, 1997. During the second quarter of 1997 and July, 1997, the Company fully satisfied this covenant obligation, having raised approximately $3,042,000 principally through insurance proceeds with regard to the vandalism at the Perma-Fix of Ft. Lauderdale, Inc. ("PFL") facility in 1996 and from the issuance of the 2,500 shares of newly-created Series
4 Class D Convertible Preferred Stock ("Series 4 Preferred"), as further discussed in Note 4 to Notes to Consolidated Financial Statements and Item 2 "Changes in Securities," and the issuance of 350 shares of newly created Series 5 Class E Convertible Preferred Stock ("Series 5 Preferred"), as further discussed in Note 6 to Notes to Consolidated Financial Statements.

     The Company received net proceeds of $2,650,000 (after deduction of the payment of $200,000 for broker's commissions, but prior to any legal fees and other costs in connection with the sale of the Series 4 Preferred and the Series 5 Preferred and the registration of the Common Stock issuable upon conversion of such preferred stock) for the sale of the Series 4 Preferred and the Series 5 Preferred. Each share of Series 4 Preferred and Series 5 Preferred sold for $1,000 per share and has a liquidation value of $1,000. The Company used the net proceeds to reduce its revolving line of credit. The Company intends to reborrow such, as allowed under its revolving line of credit for capital improvements at the Company s various facilities, working capital and payment of trade payables, which is a forward-looking statement and is subject to certain factors that could cause actual results to differ materially from such statement, including, but not limited to, the factors discussed under "Forward-Looking Statements" of this "Management's Discussion and Analysis of Financial Conditions and Results of Operations." See Note 2 to Notes to Consolidated Financial Statements and this "Managements Discussion and Analysis of Financial Condition and Results of Operations" for a discussion as to the basis of borrowing under the Company's revolving line of credit.

     Ally Capital Corporation ("Ally") had previously provided the Company with an equipment financing arrangement to finance the purchase of capital equipment. As of June 30, 1997, the Company's outstanding principal balance owing under this equipment financing arrangement was $945,000. The Company has fully utilized this equipment financing arrangement with Ally. As of June 30, 1997, the Company was in default of the Minimum EBITDA and Fixed Charge Coverage financial covenants of the Agreement. This default was principally a result of the facility disruption and resulting net loss incurred by the Perma-Fix of Memphis, Inc. ("PFM") facility due to an explosion and fire in January 1997 (see
Note 5). The Company is currently negotiating with Ally for a waiver of this default. Based upon the Company's discussions with Ally, the nature and reason for said default and the significant collateral position securing this equipment financing agreement, the Company has chosen not to reclassify the long-term balance of $276,000 at June 30, 1997 as a current liability. See Note 2 to Notes to Consolidated Financial Statements.

     At June 30, 1997, the Company had $4,544,000 in aggregate principal amounts of outstanding debt, as compared to $6,360,000 at December 31, 1996. This decrease in outstanding debt of $1,816,000 during the six month period ended June 30, 1997 is principally a result of the repayment of the Heller revolving loan facility as a result of the issuance of the Series 4 Preferred and Series 5 Preferred. The total indebtedness under the Heller Agreement decreased during the six month period ended June 30, 1997 by $1,672,000.

     As of June 30, 1997, total consolidated accounts payable for the Company was $3,097,000, a decrease of $580,000 from the December 31, 1996 balance of $3,677,000. This decrease is principally a result of the proceeds from the Series 4 Preferred issued during June 1997.

     The Company's net purchases of new capital equipment for the six month period ended June 30, 1997 totaled approximately
$381,000, excluding financed capital expenditures of $289,000.
These expenditures were for improvements to the operations, including two (2) capital expansion projects within the Waste Management Services segment, and other capital expenditures necessary to maintain compliance with federal, state or local permit standards. These capital expenditures were principally funded through the operating cash flow of the Company and utilization of the Heller revolving loan facility. The Company has budgeted capital expenditures of $1,250,000 for 1997 (excluding any expenditures at PFM due to the explosion and fire), which includes completion of the two (2) above noted expansion projects estimated to be approximately $300,000, as well as other identified capital and permit compliance purchases. The Company anticipates funding these capital expenditures by a combination of lease financing with lenders other than the equipment financing arrangement discussed above, proceeds from the Series 4 Preferred and Series 5 Preferred, and/or internally generated funds. The Company's statements regarding its anticipated ability to fund such capital expenditures are forward-looking statements and are subject to certain factors that could cause actual results to differ materially from such statements, including, but not limited to, the factors discussed under "Forward-Looking Statements" of this "Management Discussion and Analysis of Financial Conditions and Results of Operations."

     The working capital deficit position at June 30, 1997 was $2,806,000, as compared to a deficit position of $773,000 at December 31, 1996. The June 1997, deficit position includes the reclassification of the Heller long-term debt to current, as a result of Heller s scheduled termination date of January 31, 1998. In compliance with Generally Accepted Accounting Principles, the Company has reclassified as a current liability $2,091,000 outstanding under the Agreement that would otherwise be classified as long-term debt. If the Company would not have had to reclassify $2,091,000 of the debt due to Heller under the Agreement, the June 1997, deficit position would have been $715,000, which reflects an improvement of $58,000 from the December deficit position.

     In consideration of certain investment banking services as performed for the Company, a warrant was issued to JW Charles Financial Services, Inc. ("Charles") during September 1996. This warrant was subsequently assigned by Charles to certain partners, officers or broker and, during July 1997, one of the assigned warrants was exercised which resulted in the issuance of 155,000 shares of the Company's Common Stock and raised $232,000 in equity or capital for the Company.

     On June 30, 1997, the Company entered into a Stock Purchase Agreement ("Centofanti Agreement") with Dr. Louis F. Centofanti, the President, Chief Executive Officer, Chairman of the Board, and Director of the Company, whereby the Company sold, and Dr. Centofanti purchased, 24,381 shares of the Company's Common Stock. The sale to Dr. Centofanti was made in a private placement under Rule 506 of Regulation D under the Securities Act of 1933, as amended. The purchase price was $1.6406 per share representing 75% of the $2.1875 closing bid price of the Common Stock as quoted on the NASDAQ on the date that Dr. Centofanti notified the Company of his desire to purchase such shares. Pursuant to the terms of the Centofanti Agreement, Dr. Centofanti is to pay the Company the aggregate purchase price of $40,000 for the 24,381 shares of Common Stock. Dr. Centofanti purchased $20,000, or 12,190 shares, during July, and the remainder is to be purchased during August 1997. See
Note 6 to Notes to Consolidated Financial Statements and "Changes in Securities," Part II.

     On July 30, 1997, the Company entered into a Stock Purchase Agreement ("Gorlin Agreement") with Mr. Steve Gorlin, a member of the Board of Directors of the Company, whereby the Company sold, and Mr. Gorlin agreed to purchase, 200,000 shares of the Company's Common Stock. The sale to Mr. Gorlin was made in a private placement under Rule 506 of Regulation D under the Securities Act of 1933, as amended. The purchase price was $2.125 per share representing the closing bid price of the Common Stock as quoted on the NASDAQ on July 30, 1997. Pursuant to the terms of the Gorlin Agreement, Mr. Gorlin agreed to pay the Company the aggregate purchase price of $425,000 for the 200,000 shares of Common Stock. Mr. Gorlin agreed to purchase $212,500, or 100,000 shares, on August 15, 1997, and the remainder on or before August 31, 1997.
In order to induce Mr. Gorlin to enter into this Agreement, and to purchase the Common Stock on the terms and subject to the conditions thereof, PESI agreed to issue a Warrant for the purchase of 100,000 shares of Common Stock at $2.40 per share. The sale of 200,000 shares, Warrant of 100,000 shares and the terms of the Gorlin Agreement were authorized by the Company s Board of Directors.

     On or about July 14, 1997, the Company issued to the Infinity Fund. L.P. ("Infinity"), 350 shares of newly-created Series 5 Class E Convertible Preferred Stock, par value $.001 per share ("Series
5 Preferred"), at a price of $1,000 per share, for an aggregate sales price of $350,000.

     The Company has outstanding, as of the date of this report, 4,000 shares of Series 3 Class C Convertible Preferred Stock
("Series 3 Preferred"), 2,500 shares of Series 4 Preferred, and 350 shares of Series 5 Preferred. The Series 3 Preferred accrues dividends on a cumulative basis at the rate of 6% per annum of the Liquidation Value. Each outstanding share of Series 4 Preferred and Series 5 Preferred accrues dividends on a cumulative basis at a rate of 4% per annum of the Liquidation Value. The Liquidation Value of the preferred stock is $1,000 per share. The dividends are payable semi-annually when and as declared by the Board of Directors. Dividends may be paid, at the option of the Company, in cash or Common Stock of the Company. It is the present intention of the Company and the requirements under the Heller loan agreement that all dividends on the outstanding preferred stock are to be paid in Common Stock. See Notes 4 and 6 to Notes to Consolidated Financial Statements and "Part II - Changes in Securities."

     As previously discussed, the Company's subsidiary, PFM, sustained an explosion and fire at its TSD facility in Memphis, Tennessee, on January 27, 1997, damaging certain hazardous waste storage tanks and causing certain limited contamination at the facility. The facility was non-operational until May 1997, at which time it began limited operations. PFM is in the process of repairing or removing the damaged tanks and removing or remediating the contamination caused by the explosion and fire. During the period that PFM's facility is not operational, PFM has accepted and will continue to accept waste for processing and disposal, but has arranged for other facilities owned by the Company or subsidiaries of the Company or others not affiliated with the Company to process such waste. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Facility Disruption." The Company and PFM have property and business interruption insurance. The Company has agreed in principle with its property insurance carrier to settle its property and contents claim relating to the fire and explosion at PFM for an approximate value of $522,000 which the Company believes is adequate to cover any property loss suffered by PFM at the facility as a result of such occurrence.
The Company is presently in the process of determining the amount of business interruption insurance that may be recoverable by PFM as a result of such occurrence. Certain statements contained in this paragraph are forward-looking statements and are subject to certain factors that could cause actual results to differ materially from those set forth above, including, but not limited to, certain factors set forth under "Forward-Looking Statements" of this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In summary, the Company has taken a number of steps to improve its operations and liquidity as discussed above, which during the first six months of 1997 was negatively impacted by the disruption from the PFM explosion and fire. If the Company is unable to continue to improve its operations and to become profitable in the foreseeable future, such would have a material adverse effect on the Company's liquidity position and on the Company. This is a forward-looking statement and is subject to certain factors that could cause actual results to differ materially from those in the forward-looking statement, including, but not limited to, certain factors set forth in "Forward-Looking Statements" of this Management's Disussion and Analysis of Financial Condition and Results of Operations," the Company's ability to become profitable or, if the Company is not able to become profitable, whether the Company is able to raise additional liquidity in the form of additional equity or debt.

Environmental Contingencies
     The Company is engaged in the waste management services segment of the pollution control industry. As a participant in the on-site treatment, storage and disposal market and the off-site treatment and services market, the Company is subject to rigorous federal, state and local regulations. These regulations mandate strict compliance and therefore are a cost and concern to the Company. Because of the integral part of providing quality environmental services, the Company makes every reasonable attempt to maintain complete compliance with these regulations; however, even with a diligent commitment, the Company, as with many of its competitors, may be required to pay fines for violations or investigate and potentially remediate its waste management facilities. See Note 3 to Notes to Consolidated Financial Statements and "Facility Disruption."

     The Company routinely uses third party disposal companies, who ultimately destroy or secure landfill residual materials generated at its facilities or at a client's site. The Company, compared to its competitors, disposes of significantly less hazardous or industrial by-products from its operations due to rendering material non-hazardous, discharging treated waste waters to publicly-owned treatment works and/or recycling wastes into saleable products. In the past, numerous third party disposal sites have improperly managed wastes and consequently require remedial action; consequently, any party utilizing these sites may be liable for some or all of the remedial costs. Despite the Company's aggressive compliance and auditing procedures for disposal of wastes, the Company could, in the future, be notified that it is a potentially responsible party at a remedial action site, which could have a material adverse effect on the Company.

     In addition to budgeted capital expenditures of $1,250,000 for 1997 at the Company s treatment, storage, and disposal facilities, which are necessary to maintain permit compliance and improve operations, as discussed above, excluding capital expenditures due to the fire and explosion at the PFM facility, the Company has also budgeted for 1997 an additional $350,000 in environmental expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at two locations. The two locations where these expenditures will be made are at a certain leased property in Dayton, Ohio, a former RCRA storage facility operated by the former owners of PFD and leased by a predecessor of PFD, and PFM's facility in Memphis, Tennessee (excluding any capital expenditures due to the previously discussed fire and explosion at PFM). Additional funds will be required for the next five to fifteen years to properly investigate and remediate these sites. The Company has accrued $1,696,000 for estimated costs of remediating these two sites (excluding any expenditures due to the fire and explosion at PFM), which is projected to be the maximum exposure and is expected to be performed over a period in excess of ten (10) years. The Company expects to fund these expenses to remediate these two sites from funds generated internally. This is a forward looking statement and is subject to numerous conditions, including, but not limited to, the Company's ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of these two sites, the discovery of additional contamination or expanded contamination which would result in a material increase in such expenditures, or changes in governmental laws or regulations.

Recent Accounting Pronouncement
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. EPS for the three and six months ended June 30, 1997 and 1996 computed under SFAS 128 would not be materially different than previously computed.

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                        PART II - Other Information


Item 1.   Legal Proceedings
          _________________
          There are no additional legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the fiscal year ended
December 31, 1996 or Item 1 of the Form 10-Q for the quarter ended
March 31, 1997.

Item 2.   Changes in Securities
          _____________________
     (c) During the quarter ended June 30, 1997, the Company sold, or entered into an agreement to sell, equity securities that were not registered under the Securities Act of 1933, as amended
("Securities Act"), as follows:

               (i) On or about June 11, 1997, the Company issued to RBB Bank Aktiengesellschaft, located in Graz, Austria ("RBB Bank"), 2,500 shares of newly-created Series 4 Class D Convertible Preferred Stock, par value $.001 per share ("Series 4 Preferred"), at a price of $1,000 per share, for an aggregate sales price of $2,500,000. The sale to RBB Bank was made in a private placement under Rule 506 of Regulation D under the Securities Acts of 1933, as amended ("Securities Act ), pursuant to the terms of a Subscription and Purchase Agreement, dated June 9, 1997, between the Company and RBB Bank ("Subscription Agreement"). The Series 4 Preferred has a liquidation preference over the Company's Common Stock equal to $1,000 consideration per outstanding share of Series 4 Preferred (the "Liquidation Value"), plus an amount equal to all accrued and unpaid dividends. The Series 4 Preferred accrues dividends on a cumulative basis at a rate of four percent (4%) per annum of the Liquidation Value ("Dividend Rate"), and is payable semi-annually when and as declared by the Board of Directors. No dividends or other distributions may be paid or declared or set aside for payment on the Company's Common Stock until all accrued and unpaid dividends on all outstanding shares of Series 4 Preferred have been paid or set aside for payment. Dividends may be paid, at the option of the Company, in the form of cash or Common Stock of the Company. If the Company pays dividends in Common Stock, such is payable in the number of shares of Common Stock equal to the product of (a) the quotient of
          (i) the Dividend Rate divided by (ii) the average of the closing bid quotation of the Common Stock as reported on the NASDAQ for the five trading days immediate prior to the date the dividend is declared, times (b) a fraction, the numerator of which is the number of days elapsed during the period for which the dividend is to be paid and the denominator of which is 365.

          The holder of the Series 4 Preferred may convert into Common Stock up to 1,250 shares of the Series 4 Preferred on and after October 5, 1997, and the remaining 1,250 shares of the Series 4 Preferred on and after November 5, 1997. The conversion price per share is the lesser of (a) the product of the average closing bid quotation of the Common Stock as reported on the NASDAQ for the five (5) trading days immediately preceding the conversion date multiplied by eighty percent (80%) or (b) $1.6875. The minimum conversion price is $.75, which minimum will be eliminated from and after September 6, 1998. Subject to the closing bid price of the Company's Common Stock at the time of the conversion and other conditions which could increase the number of shares to be issued upon conversion, the Series 4 Preferred, if all were converted, could be converted into between 1,482,000 and 3,334,000 shares of Common Stock, or more after the minimum conversion price is eliminated or under certain other limited conditions. The Company will have the option to redeem the shares of Series 4 Preferred (a) between June 11, 1998, and

     June 11, 2001, at a redemption price of $1,300 per share if at any time the average closing bid price of the Common Stock for ten consecutive trading days is in excess of $4.00, and (b) after June 11, 2001, at a redemption price of $1,000 per share. The holder of the Series 4 Preferred will have the option to convert the Series 4 Preferred prior to redemption by the Company.

          As part of the sale of the Series 4 Preferred, the Company also issued to RBB Bank two common stock purchase warrants (collectively, the "Warrants") entitling RBB Bank to purchase, after December 31, 1997 and until June 9, 2000, an aggregate of up to 375,000 shares of Common Stock, subject to certain anti-dilution provisions, with 187,500 shares exercisable at a price equal to $2.10 per share and 187,500 shares exercisable at a price equal to $2.50 per share. 1,482,000 shares of Common Stock issuable on the conversion of the Series 4 Preferred, 250,000 shares of Common Stock issuable in payment of accrued dividends on the Series 4 Preferred and the shares of Common Stock issuable on the exercise of the Warrants are subject to certain registration rights pursuant to the Subscription Agreement.

          The Company paid fees (excluding legal and accounting) of $200,000 in connection with the placement of Series 4 Preferred to RBB Bank and issued to the investment banking firm that handled the placement of the Series 4 Preferred two
     (2) Common Stock Purchase Warrants entitling the investment banking firm to purchase an aggregate of up to 300,000 shares of Common Stock, subject to certain anti dilution provisions, with one Warrant for a five year term to purchase up to 200,000 shares at an exercise price of $2.00 per share and the second Warrant for a three year term to purchase up to 100,000 shares of Common Stock at an exercise price of $1.50 per share,. subject to certain anti-dilution provisions. Under the terms of each Warrant, the investment banking firm is entitled to certain registration rights with respect to the shares of Common Stock issuable on the exercise of each Warrant.

          The Company received net proceeds, after paying placement fees to brokers of $200,000 but prior to legal fees and other expenses in connection with the sale of the Series 4 Preferred or the registration of Common Stock issuable upon the conversion of the Series 4 Preferred, of $2,300,000. See Note 2 to Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources of the Company" for a discussion of the use of such proceeds.

          (ii) On June 30, 1997, the Company entered into a Stock Purchase Agreement ("Centofanti Agreement") with Dr. Louis F. Centofanti, the President, Chief Executive Officer, Chairman of the Board, and Director of the Company, whereby the Company sold, and Dr. Centofanti purchased, 24,381 shares of the Company s Common Stock. The sale to Dr. Centofanti was made in a private placement under Rule 506 of Regulation D under the Securities Act. The purchase price was $1.6406 per share representing 75% of the $2.1875 closing bid price of the Common Stock as quoted on the NASDAQ on the date that Dr. Centofanti notified the Company of his desire to purchase such shares. During July, 1997, Dr. Centofanti paid the Company the aggregate purchase price of $40,000 for the 24,381 shares of Common Stock, and the Company issued to Dr. Centofanti such 24,381 shares. The sale of the 24,381 shares and the terms of the Centofanti Agreement were authorized by the Company's Board of Directors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources of the Company" and Note 6 to Notes to Consolidated Financial Statements.

Item 3.   Defaults Upon Senior Securities
          _______________________________
     Since the end of the quarter ended June 30, 1997 and continuing through the date of this report, the Company has not been in compliance with certain financial covenants contained in the Company's loan agreement with Heller Financial, Inc. ( Heller ) relating to the Company's term loan and revolving line of credit and the loan agreement with Ally Capital Corporation ("Ally") relating to certain equipment financing. Since June 30, 1997, the Company has been in default on the "Minimum EBITDA" and "Fixed Charge Coverage" financial covenants contained in such loan agreements, principally as a result of the facility disruption and resulting net loss incurred by the Perma-Fix of Memphis, Inc. ("PFM") facility due to an explosion and fire in January 1997. The Company is currently negotiating with Heller and Ally for a waiver of such defaults, but there are no assurances that the Company will receive such waivers. Neither Heller nor Ally have accelerated payments of the loans as of the date of this report as a result of such default, and Heller is continuing to make advances to the Company under the revolving line of credit as of the date of this report in accordance with the terms thereof. See Note 2 to Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources of the Company."

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          4.1  Subscription and Purchase Agreement, dated June 9,
               1997, between the Company and RBB Bank
               Aktiengesellschaft is incorporated by reference from Exhibit 4.1 to the Company's Form 8-K, dated
               June 11, 1997.

          4.2  Certificate of Designations of Series 4 Class D
               Convertible Preferred Stock, dated June 9, 1997, is incorporated by reference from Exhibit 4.2 to the Company's Form 8-K, dated June 11, 1997.

          4.3 Specimen copy of Certificate relating to the Series 4 Class D Convertible Preferred Stock is incorporated by reference from Exhibit 4.3 to the Company's Form 8-K, dated June 11, 1997.

          4.4 Subscription and Purchase Agreement, dated July 7, 1997, between the Company and The Infinity Fund, L.P. is incorporated by reference from Exhibit 4.1 to the Company's Form 8-K, dated July 7, 1997.

          4.5 Certificate of Designations of Series 5 Class E Convertible Preferred Stock, dated July 14, 1997, is incorporated by reference from Exhibit 4.2 to the Company's Form 8-K, dated July 7, 1997.

          4.6  Specimen copy of Series 5 Class E Convertible
               Preferred Stock certificate is incorporated by reference from Exhibit 4.3 to the Company's Form 8-K, dated July 7, 1997.

          10.1 Common Stock Purchase Warrant ($2.10) dated June 9, 1997, between the Company and RBB Bank
               Aktiengesellschaft is incorporated by reference from Exhibit 4.4 to the Company's Form 8-K, dated
               June 11, 1997.

          10.2 Common Stock Purchase Warrant ($2.50) dated June 9, 1997, between the Company and RBB Bank
               Aktiengesellschaft is incorporated by reference from Exhibit 4.5 to the Company's Form 8-K, dated
               June 11, 1997.

          10.3 Common Stock Purchase Warrant ($1.50) dated June 9, 1997, between the Company and J W Charles
               Securities, Inc. is incorporated by reference from
               Exhibit 4.6 to the Company s Form 8-K, dated
               June 11, 1997.

          10.4 Common Stock Purchase Warrant ($2.00) dated June 9, 1997, between the Company and J W Charles
               Securities, Inc. is incorporated by reference from
               Exhibit 4.7 to the company's Form 8-K, dated
               June 11, 1997.

          10.5 Stock Purchase Agreement, dated June 30, 1997, between the Company and Dr. Louis F. Centofanti is incorporated by reference from Exhibit 4.4 to the Company's Form 8-K, dated July 7, 1997.

          10.6 Stock Purchase Agreement, dated July 31, 1997, between the Company and Steve Gorlin.

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          A current report on Form 8-K (Item 5. Other Event) was filed on June 18, 1997 reporting that on June 11, 1997, the Company issued 2,500 shares of its newly created Series 4 Class D Preferred Stock at a price of $1,000 per share, for an aggregate sales price of $2,500,000.

          A current report on Form 8-K/A (Item 5. Other Event) was filed on June 25, 1997 reporting that on June 11, 1997, the Company issued 2,500 shares of its newly created Series 4 Class D Preferred Stock at a price of $1,000 per share, for an aggregate sales price of $2,500,000. Corrected conversion price set forth in original Form 8-K filed June 18, 1997.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                PERMA-FIX ENVIRONMENTAL
                                SERVICES, INC.


Date:  August 19, 1997          By: /s/ Dr. Louis F. Centofanti
                                    ____________________________
                                     Dr. Louis F. Centofanti
                                     Chairman of the Board
                                     Chief Executive Officer


                                By: /s/ Richard T. Kelecy
                                    ____________________________
                                     Richard T. Kelecy
                                     Chief Financial Officer

                               EXHIBIT INDEX



                                                           Page No.
                                                           ________


Exhibit 4.1   Subscription and Purchase Agreement, dated
              June 9, 1997, between the Company and RBB
              Bank Aktiengesellschaft is incorporated
              by reference from Exhibit 4.1 to the
              Company's Form 8-K, dated June 11, 1997...       *

Exhibit 4.2   Certificate of Designations of Series 4
              Class D Convertible Preferred Stock,
              dated June 9, 1997, is incorporated by
              reference from Exhibit 4.2 to the
              Company's Form 8-K, dated June 11,
              1997......................................       *

Exhibit 4.3   Specimen copy of Certificate relating to
              the Series 4 Class D Convertible Preferred
              Stock is incorporated by reference from
              Exhibit 4.3 to the Company's Form 8-K,
              dated June 11, 1997.......................       *

Exhibit 4.4   Subscription and Purchase Agreement, dated
              July 7, 1997, between the Company and The
              Infinity Fund, L.P. is incorporated by
              reference from Exhibit 4.1 to the Company's
              Form 8-K, dated July 7, 1997..............       *

Exhibit 4.5   Certificate of Designations of Series 5
              Class E Convertible Preferred Stock is
              incorporated by reference from Exhibit 4.2
              to the Company's Form 8-K, dated July 7,
              1997......................................       *

Exhibit 4.6   Specimen copy of Series 5 Class E Convertible
              Preferred Stock certificate is incorporated
              by reference from Exhibit 4.3 to the
              Company's Form 8-K, dated July 7, 1997.....     *

Exhibit 10.1  Common Stock Purchase Warrant ($2.10) dated
              June 9, 1997, between the Company and RBB
              Bank Aktiengesellschaft is incorporated by
              reference from Exhibit 4.4 to the Company's
              Form 8-K, dated June 11, 1997..............     *

Exhibit 10.2  Common Stock Purchase Warrant ($2.50) dated
              June 9, 1997, between the Company and RBB
              Bank Aktiengesellschaft is incorporated by
              reference from Exhibit 4.5 to the Company's
              Form 8-K, dated June 11, 1997..............     *

Exhibit 10.3  Common Stock Purchase Warrant ($1.50) dated
              June 9, 1997, between the Company and J W
              Charles Securities, Inc. is incorporated by
              reference from Exhibit 4.6 to the Company's
              Form 8-K, dated June 11, 1997..............     *

Exhibit 10.4  Common Stock Purchase Warrant ($2.00) dated
              June 9, 1997, between the Company and J W
              Charles Securities, Inc. is incorporated
              by reference from Exhibit 4.7 to the
              Company's Form 8-K, dated June 11, 1997....     *

Exhibit 10.5  Stock Purchase Agreement, dated June 30,
              1997, between the Company and Dr. Louis F.
              Centofanti is incorporated by reference
              from Exhibit 4.4 to the Company's Form 8-K,
              dated July 7, 1997..........................    *

Exhibit 10.6  Stock Purchase Agreement, dated July 31,
              1997, between the Company and Steve
              Gorlin....................................      30

Exhibit 27   Financial Data Schedule....................      36

*incorporated by reference