Form 10-K/A
period 1996-12-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 1997-10-16
CIK 891532

=================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                           ____________________

                                Form 10-K/A
                              Amendment No. 1

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended    December 31, 1996
                                       ______________________
                                    or
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

                        Commission File No. 1-11596
                                      _________

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.
           _____________________________________________________
          (Exact Name of Registrant as Specified in its Charter)


         Delaware                            58-1954497
(State or other jurisdiction          (IRS Employer Identification
of incorporation or organization)       Number)

1940 N.W. 67th Place
Gainesville, FL                                 32653
(Address of Principal                       (Zip Code)
Executive Offices)

                              (352) 373-4200
                      (Registrant's telephone number)

Securities registered pursuant to Section 12(g) of the Act:
Class B Warrants

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

Documents Incorporated by reference:  None
                                     _____

     =================================================================

       This amendment No.1 amends Items 8 and 14 of the registrant's Form 10-K for the fiscal year ending December 31, 1996, as a result of BDO Seidman, LLP performing reaudits of the Company's financial statements for the years ended December 31, 1994 and 1995, and replacing the opinion for the Company's financial statements for the fiscal years ended December 31, 1994 and 1995 performed by Arthur Anderson, LLP with the reaudits for such periods performed by BDO Seidman, LLP.

PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Consolidated Financial Statements:                         Page No.
__________________________________                         _______

       Report of Independent Certified Public
         Accountants BDO Seidman, LLP                         2

       Consolidated Balance Sheets as of December 31,
         1996 and 1995                                        3

       Consolidated Statements of Operations for
         the years ended December 31, 1996, 1995
         and 1994                                             5

       Consolidated Statements of Cash Flows for the
           years ended December 31, 1996, 1995 and 1994       6

       Consolidated Statements of Stockholders' Equity
         for the years ended December 31, 1996, 1995
         and 1994                                             7

       Notes to Consolidated Financial Statements             8

Financial Statement Schedules:
_____________________________
  II  Valuation and Qualifying Accounts for the
          years ended December 31, 1996, 1995 and
          1994                                               35

Schedules Omitted
_________________
  In accordance with the rules of Regulation S-X, other schedules are not submitted because (a) they are not applicable to or required by the Company, or (b) the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

Report of Independent Certified Public Accountants


Board of Directors
Perma-Fix Environmental Services, Inc.

We have audited the accompanying consolidated balance sheets of Perma-Fix Environmental Services, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perma-Fix Environmental Services, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                       BDO Seidman, LLP
Orlando, Florida
September 11, 1997, except
Note 15 which is as of October 7, 1997

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                        CONSOLIDATED BALANCE SHEETS
                             As of December 31

(Amounts in Thousands,
Except for Share Amounts)                  1996           1995
___________________________________________________________________
ASSETS
Current assets:
   Cash and cash equivalents            $      45     $    201
   Restricted cash equivalents
       and investments                        448          380
   Accounts receivable, net of
    allowance for doubtful accounts
    of $383 and $392, respectively          5,549        5,031
   Inventories                                107          183
   Prepaid expense                            549          414
   Other receivables                          545          134
                                        _________     ________
       Total current assets                 7,243        6,343

Property and equipment:
   Buildings and land                       4,894        6,055
   Equipment                                6,429        5,874
   Vehicles                                 1,421        1,589
   Leasehold improvements                     289          143
   Office furniture and equipment           1,136        1,252
   Construction in progress                 3,028        1,435
                                        _________     ________
                                           17,197       16,348
   Less accumulated depreciation           (1,593)      (3,378)
                                        _________     ________
   Net property and equipment              12,604       12,970

Intangibles and other assets:
   Permits, net of accumulated
     amortization of $598 and
     $366, respectively                   3,949        4,036
   Goodwill, net of accumulated
     amortization of $435 and
     $289, respectively                    4,846        4,992
   Covenant not to compete, net of
     accumulated amortization of
     $383 and $304, respectively              9           87
     Other assets                           385          445
                                        ________     ________
       Total assets                     $ 29,036     $ 28,873
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
                                   _________   ________   _______

Cash flows from financing
   activities:
     Borrowings (repayments)
       from revolving loan
       and term note facility          (997)     2,162        -
     Borrowings on long-term
       debt and equipment
       financing agreement                -      1,573       668
     Principal repayments on
       long-term debt                (1,502)    (1,327)   (2,279)
     Proceeds from issuance
       of stock                       6,367         -      3,641
     Purchase of treasury stock      (1,770)        -         -
                                    ________  ________   ________

          Net cash provided
             by financing
             activities              2,098      2,408      2,030
                                   ________   ________   ________

(Decrease) increase in cash and
   cash equivalents                   (156)      (289)       441
Cash and cash equivalents at
   beginning of period                 201        490         49
                                   ________    _______    _______
Cash and cash equivalents at
   end of period                   $    45    $   201     $  490
                                   =========   =======    =======
___________________________________________________________________
Supplemental disclosure:
     Interest paid                 $    844    $  923     $  435
     Income taxes paid                    -         -          -

Non-cash investing and financing
  activities:
     Issuance of Common Stock
       for services                $    462     $     -     $    -
     Long-term debt incurred
       for purchase of property
       and equipment                    424           -        228

              The accompanying notes are an integral part of
                 these consolidated financial statements.

                  PERMA-FIX ENVIRONMENTAL SERVICES, INC.
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      For the years ended December 31

                                Preferred Stock         Common Stock
(Amounts in Thousands,        ___________________   ____________________
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

                 PERMA-FIX ENVIRONMENTAL SERVICES, INC.
               Notes to Consolidated Financial Statements
                    December 31, 1996, 1995 and 1994


          _____________________________________________________
          NOTE 1
          DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

          _____________________________________________________

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

          _____________________________________________________
          NOTE 3
          ACQUISITIONS

     During the second quarter of 1995, the Company completed the acquisition of substantially all of the assets and certain liabilities of Industrial Compliance and Safety, Inc. ("ICS") of Kansas City, Missouri. ICS has provided environmental, remedial, emergency response and waste management services for clients across the U.S. since 1989, and has been consolidated with the Company's existing waste management operations in Kansas City. The assets of

ICS were acquired through the forgiveness of indebtedness to the Company and assumption of certain liabilities. The acquisition was accounted for using the purchase method effective June 1, 1995 and, accordingly, the assets and liabilities as of this date and the statement of operations from the effective date were included in the accompanying consolidated financial statements. The Company performed a purchase price allocation as of June 30, 1995, which resulted in an unallocated excess purchase price over net assets acquired, or goodwill, of $177,000, to be amortized over 10 years. The forgiven debt by the Company totaled $376,000 and was recorded against the respective bad debt reserve, and not utilized in determination of the purchase price. ICS assets of $233,000 were acquired through the assumption of accounts payable, debt and other liabilities of $358,000, and transaction costs of $52,000. The acquisition of ICS had an insignificant impact on historical financial data and, thus, pro forma financial information giving effect to the acquisition has not been provided.

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

          _____________________________________________________
          NOTE 4
          PREFERRED STOCK ISSUANCE AND CONVERSION

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

     On July 17, 1996, the Company issued to RBB Bank 5,500 shares of newly-created Series 3 Class C Convertible Preferred Stock ("Series 3 Preferred") at a price of $1,000 per share, for an aggregate sales price of $5,500,000, and paid placement and closing fees as a result of such transaction of approximately $586,000. As part of the sale of the Series 3 Preferred, the Company also issued to RBB Bank two (2) Common Stock purchase warrants entitling RBB Bank to purchase, after December 31, 1996, until July 18, 2001, an aggregate of up to 2,000,000 shares of Common Stock, with 1,000,000 shares exercisable at an exercise price equal to $2.00 per share and 1,000,000 shares exercisable at an exercise price equal to $3.50 per share. The Series 3 Preferred accrues dividends on a cumulative basis at a rate of six percent (6%) per annum, and is payable semi-annually when and as declared by the Board of Directors. Dividends shall be paid, at the option of the Company, in the form of cash or Common Stock of the Company. The holder of the Series 3 Preferred may convert into Common Stock of the Company up to (i) 1,833 shares of the Series 3 Preferred on and after October 1, 1996, (ii) 1,833 shares of the Series 3 Preferred on and after November 1, 1996, and (iii) the balance of the Series 3 Preferred on and after December 1, 1996. The conversion price shall be the product of (i) the average closing bid quotation for the five (5) trading days immediately preceding the conversion date multiplied by (ii) seventy-five percent (75%). The conversion price shall be a minimum of $.75 per share or a maximum of $1.50 per share, with the minimum conversion price to be reduced by $.25 per share each time, if any, after July 1, 1996, the Company sustains a net loss, on a consolidated basis, in each of two (2) consecutive quarters. At no time shall a quarter that has already been considered in such determination be considered in any subsequent determination. The Common Stock issuable on the conversion of the Series 3 Preferred is subject to certain registration rights pursuant to the subscription agreement. The subscription agreement also provides that the Company utilize $1,770,000 of the net proceeds to purchase from RBB Bank 920,000 shares of the Company's Common Stock owned by RBB Bank. As discussed above, RBB Bank had previously acquired from the Company 1,100 shares of Series 1 Preferred and 330 shares of Series 2 Preferred and, as of the date of the subscription agreement, was the owner of record and beneficially owned all of the issued and outstanding shares of Series 1 Preferred and Series 2 Preferred, which totaled 378 shares of Series 1 Preferred and 330 shares of Series 2 Preferred. Pursuant to the terms of the subscription agreement relating to the Series 3 Preferred, RBB Bank converted all of the remaining outstanding shares of Series 1 Preferred and Series 2 Preferred into Common Stock of the Company (920,000 shares) pursuant to the terms, provisions, restrictions and conditions of the Series 1 Preferred and Series 2 Preferred, which were in turn purchased by the Company pursuant to the terms of such subscription agreement. As of September 11, 1997, the holder of the Series 3 Preferred has converted 1,500 shares of the Series 3 Preferred into Common Stock of the Company. The accrued dividends for the period July 17, 1996 through December 31, 1996 were paid in January 1997, in the form of approximately 101,000 shares of the Company's Common Stock.

          _____________________________________________________
          NOTE 5
          LONG-TERM DEBT

     Long-term debt at December 31 includes the following (in thousands):

Revolving loan facility dated January 27,
   1995, collateralized by eligible accounts
   receivable, subject to monthly borrowing
   base calculation, variable interest paid
   monthly at base rate (prime) plus 1 1/2.     $ 2,879     $ 3,176

Term loan agreement dated January 27, 1995,
   payable in monthly principal installments
   of $42, due in January 1998, variable
   interest paid monthly at base rate (prime)
   plus 1 3/4.  Secured by real property.         1,383       2,083

Mortgage note payable under an installment
   agreement, payable in monthly principal
   and interest installments of $5 (interest
   at 8%), collateralized by certain real
   estate.                                            -         582

Mortgage note agreement payable in quarterly
   installments of $15 plus accrued interest
   at 10%.  Secured by real property.               123         184

Mortgage note payable in monthly principal
   and interest payments of $8, interest at
   7.25%, due October 1996.  Secured by real
   property.                                          -          79

Equipment financing agreements, secured by
   equipment, interest ranging from 10.2%
   to 13.05%, principal and interest due in
   equal installments of $62 through June
   1999.                                          1,257       1,778

Various capital lease and promissory note
   obligations, payable 1997 to 2001,
   interest at rates ranging from 8.0% to
   36.4%.                                           718         596
                                                _______     _______
                                                  6,360       8,478

Less current portion of long-term debt              333         325
Less current portion of revolving loan and
   term note facility                               500       5,259

Less current portion of equipment financing
   agreements                                       646       1,778
                                                _______     _______
                                                $ 4,881     $ 1,116
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

     During the second quarter of 1995, the Company became in violation of certain of the restrictive financial ratio covenants of the Agreement. During the second quarter of 1996, the Company negotiated and subsequently entered into an amendment ("Third Amendment") to the Loan and Security Agreement, whereby, among other things, Heller waived the existing events of default, amended the financial covenants and amended certain other provisions of the Loan Agreement as set forth therein. Applicable interest rate provisions were also amended, whereby the term loan shall bear interest at a rate of interest per annum equal to the base rate plus 2 1/4%, and the revolving loan shall bear interest equal to the base rate plus 2%. The Amendment also contains a performance price adjustment which provides that upon the occurrence of an "equity infusion," applicable interest rates on the loans shall be reduced, in each instance by 1/2% per annum. Due to the equity infusion as discussed in Note 4, applicable interest rates on the loans were reduced pursuant to the terms of the Third Amendment effective August 16, 1996, and were subsequently increased during the First Quarter of 1997 back to the base rate plus 2 1/4% on the term loan, and the base rate plus 2% on the revolving loan. Also, during the first quarter of 1997, Heller extended to the Company an overformula line in an amount not to exceed $300,000, for a period ending the earliest of 90 days after the date of first advance or May 20, 1997.

     As disclosed at December 31, 1995, Heller had agreed to forebear from exercising any rights and remedies under the Agreement as a result of these previous defaults and continued to make normal advances under the revolving loan facility. However, in compliance with generally accepted accounting principles, and since there was no waiver or reset, the Company, at December 31, 1995, reclassified as a current liability $3,882,000 outstanding under the Agreement that would otherwise have been classified as long-term debt. The Company was in default of the "fixed charge coverage" and "capital expenditures" financial covenants for the year ending December 31, 1996. The Company obtained a waiver from Heller for the year ended December 31, 1996 and reset certain covenants for 1997 under the Sixth Amendment to the Agreement (effective April 14, 1997). Therefore, $3,762,000 of such loans with Heller is classified as long-term debt at December 31, 1996, in compliance with generally accepted accounting principles. Pursuant to the Sixth Amendment, the Company was obligated to raise an additional $700,000 on or before August 15, 1997, of which $150,000 was to be received by June 15, 1997. During the second quarter of 1997 and July, 1997, the Company fully satisfied this covenant obligation, having raised approximately $3,042,000 principally through insurance proceeds with regard to the vandalism at the Perma-Fix of Ft. Lauderdale, Inc. ("PFL") facility in 1996 and from the issuance of the 2,500 shares of newly-created Series
4 Class D Convertible Preferred Stock ("Series 4 Preferred"), as further discussed in Note 15 to Notes to Consolidated Financial Statements, and the issuance of 350 shares of newly created Series 5 Class E Convertible Preferred Stock ("Series 5 Preferred"), as further discussed in Note 6 to Notes to Consolidated Financial Statements.


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

     As of December 31, 1996, the borrowings under the revolving loan facility total $2,879,000, a decrease of $297,000 from the December 31, 1995 balance of $3,176,000, with borrowing availability of $958,000. The balance on the term loan totaled $1,383,000, as compared to $2,083,000 at December 31, 1995. Total indebtedness under the Heller Agreement as of December 31, 1996 was $4,262,000, a reduction of $997,000 from the December 31, 1995 balance of $5,259,000.

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

     _____________________________________________________
     NOTE 6
     ACCRUED EXPENSES

  Accrued expenses at December 31 include the following (in thousands):

                                               1996       1995
                                              ______    _______
  Salaries and employee benefits              $  808    $  818
  Accrued sales, property and other tax          365       548
  Waste disposal and other related expenses      667       657
  Accrued environmental                          482       338
  Other                                          538       590
                                              ______    ______
     Total accrued expenses                   $2,860    $2,951
                                              ======    ======

     _____________________________________________________
     NOTE 7
     ACCRUED CLOSURE COSTS AND ENVIRONMENTAL LIABILITIES

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

  At December 31, 1996 the Company had accrued environmental and acquisition related liabilities totaling $2,460,000, which reflects a decrease of $603,000 from the December 31, 1995 balance of $3,063,000. This amount principally represents management's best estimate of the costs to remove contaminated sludge and soil, and to undergo groundwater remediation activities at one of its RCRA facilities and one former RCRA facility that is under a closure action from 1989 that its wholly-owned subsidiary, PFD, leases. Perma-Fix of Memphis, Inc., acquired December 30, 1993, is currently remediating gasoline contamination from a shallow aquifer on its property. The Company expects this activity to continue into the foreseeable future. Perma-Fix of Dayton, Inc. is the owner of a RCRA facility currently under closure since it ceased operations in 1989. This facility has pursued remedial activities for the last five years with additional studies forthcoming, and potential groundwater restoration which could extend five (5) to ten (10) years. The Company has estimated the potential liability related to the remedial activity of the above properties to approximate $2,085,000 (PFD $925,000 and PFM $1,160,000), which has been included in the above accrued environmental total.
     _____________________________________________________
     NOTE 8
     INCOME TAXES

  The components of the provision for income taxes are as follows
(in thousands):

                                     1996      1995      1994
                                    _______   _______   _______
     Current
          Federal                   $    -    $    -    $     -
          State                          -         -         30
                                    _______   _______   ________
                                    $    -     $   -    $    30
     Deferred                            -         -          -
                                    _______   _______   ________
     Provision for income taxes     $    -    $    -    $    30
                                    =======   =======   ========

  At December 31, 1996 and 1995 the Company had temporary differences and net operating loss carryforwards which gave rise to deferred tax assets and liabilities at December 31, as follows (in thousands):

                                               1996       1995
                                              _______   ______
  Net operating losses                        $3,376    $2,770
  Environmental reserves                         980     1,131
  Other                                          172       453
  Valuation allowance                         (4,034)   (3,849)
                                              _______   ______
     Deferred tax assets                         494       505
                                              _______   ______
  Depreciation                                   466       493
  Other                                           28        12
                                              _______   ______
     Deferred tax liability                      494       505
                                              _______   ______
     Net deferred tax asset (liability)       $    -    $   -
                                              =======   ======

     A reconciliation between the expected tax benefit using the federal statutory rate of 34% and the provision for income taxes as reported in the accompanying consolidated statements of operations is as follows (in thousands):

                                     1996       1995      1994
                                   _______   ________  _______
     Tax benefit at statutory rate $  (137)  $ (3,077) $  (505)
     Permit impairment charge and
        goodwill amortization           43      1,811        -
     Other                              85         97        -
     State income taxes                  -          -       30
     Increase in valuation
        allowance                        9      1,169      505
                                   ________  _________ ________
     Provision for income taxes    $     -   $      -  $    30
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

     The Company had estimated net operating loss carryforwards for federal income tax purposes of approximately $9,900,000 at December 31, 1996. These net operating losses can be carried forward and applied against future taxable income, if any, and expire in the years 2006 through 2011. However, as a result of various stock offerings and certain acquisitions, the use of $7,800,000 of these NOLs will be limited to approximately $1,500,000 per year under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. Additionally, NOLs may be further limited under the provisions of Treasury Regulation 1.1502-21 regarding Separate Return Limitation Years.

     _____________________________________________________
     NOTE 9
     CAPITAL STOCK, EMPLOYEE STOCK PLAN AND INCENTIVE COMPENSATION

     In February 1996, the Company issued 1,100 shares of newly created Series 1 Class A Preferred Stock at a price of $1,000 per share, for net proceeds of $924,000. The Company also issued 330 shares of newly created Series 2 Class B Preferred Stock at a price of $1,000 per share, for net proceeds of $297,000. Both of the Series 1 and Series 2 Preferred Stock were fully converted into 1,953,467 shares of the Company's Common Stock. During July 1996, the Company issued 5,500 shares of newly created Series 3 Class C Convertible Preferred Stock at a price of $1,000 per share for an aggregate sales price of $5,500,000. See Note 4 for further discussion.

     In March 1996, the Company entered into a Stock Purchase Agreement with Dr. Centofanti, the President, Chief Executive Officer, Chairman of the Board of the Company, whereby the Company sold, and Dr. Centofanti purchased, 133,333 shares of the Company's Common Stock for 75% of the closing bid price of such Common Stock as quoted on the NASDAQ on the date that Dr. Centofanti notified the Company of his desire to purchase such stock, as authorized by the Board of Directors of the Company. During February 1996, Dr. Centofanti tendered to the Company $100,000 for such 133,333 shares by delivering to the Company $86,028.51 and forgiving $13,971.49 that was owing to Dr. Centofanti by the Company for expenses incurred by Dr. Centofanti on behalf of the Company. On the date that Dr. Centofanti notified the Company of his desire to purchase such shares, the closing bid price as quoted on the NASDAQ for the Company's Common Stock was $1.00 per share.

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

     At the Company's Annual Meeting of Stockholders ("Annual Meeting") as held on December 12, 1996, the stockholders approved the adoption of the Perma-Fix Environmental Services, Inc. 1996 Employee Stock Purchase Plan. This plan provides eligible employees of the Company and its subsidiaries, who wish to become stockholders, an opportunity to purchase Common Stock of the Company through payroll deductions. The maximum number of shares of Common Stock of the Company that may be issued under the plan will be 500,000 shares. The plan provides that shares will be purchased two (2) times per year and that the exercise price per share shall be eighty-five percent (85%) of the market value of each such share of Common Stock on the offering date on which such offer commences or on the exercise date on which the offer period expires, whichever is lowest. Also approved at the Annual Meeting was the amendment to the Company's Restated Certificate of Incorporation, as amended, to increase from 20,000,000 to 50,000,000 shares the Company's authorized Common Stock, par value $.001 per share.

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

          _____________________________________________________
          NOTE 10
          COMMITMENTS AND CONTINGENCIES

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

Legal
     During September 1994, PFM, formerly American Resource Recovery Corporation ("ARR"), was sued by Community First Bank ("Community First") to collect a note in the principal sum of $341,000 that was allegedly made by ARR to CTC Industrial Services, Inc. ("CTC") in February 1987 (the "Note"), and which was allegedly pledged by CTC to Community First in December 1988 to secure certain loans to CTC. This lawsuit, styled Community First Bank v. American Resource Recovery Corporation, was instituted on
September 14, 1994, and is pending in the Circuit Court, Shelby County, Tennessee. The Company was not aware of either the Note or its pledge to Community First at the time of the Company's acquisition of PFM in December 1993. The Company intends to vigorously defend itself in connection therewith. PFM has filed a third party complaint against Billie Kay Dowdy, who was the sole shareholder of PFM immediately prior to the acquisition of PFM by the Company, alleging that Ms. Dowdy is required to defend and indemnify the Company and PFM from and against this action under the terms of the agreement relating to the Company's acquisition of PFM. Ms. Dowdy has stated in her answer to the third party complaint that if the Note is determined to be an obligation enforceable against PFM, she would be liable to PFM, assuming no legal or equitable defenses. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations. This matter was settled on August 29, 1997. PFM and Dowdy each agreed to pay the plaintiff $45,000 in exchange for a full and complete release and dismissal of the above matter.

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

Expansion of PFD Facility
     The Company is in the process of expanding the PFD waste management facility. The expansion is expected to be completed during the Fourth Quarter of 1997 at an estimated additional cost of approximately $300,000.

Operating Leases
     The Company leases certain facilities and equipment under operating leases. Future minimum rental payments as of December 31, 1996, required under these leases are $941,000 in 1997, $848,000 in 1998, $504,000 in 1999, $308,000 in 2000 and
$95,000 in 2001.

     Net rent expense relating to the Company's operating leases was $1,657,000, $1,982,000 and $1,349,000 for 1996, 1995 and 1994,
respectively.
          _____________________________________________________
          NOTE 11
          PROFIT SHARING PLAN

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

          _____________________________________________________
          NOTE 12
          BUSINESS SEGMENT INFORMATION

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


                               Waste     Consulting  Corporate
                             Management  Engineering    and
Dollars in Thousands          Services     Services    Other  Consolidated
__________________________________________________________________________
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
   (exclusive of acquisitions)

     _____________________________________________________
     NOTE 13
     PERMIT WRITE-DOWN

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

     _____________________________________________________
     NOTE 14
     NONRECURRING CHARGES

   During 1995, the Company recorded several nonrecurring charges totaling $987,000, for certain unrelated events. Of this amount, $450,000 represents a divestiture reserve as related to the sale of a wholly-owned subsidiary and $537,000 are one-time charges resulting from restructuring programs.

   As previously disclosed, the Company decided in 1994 to divest its wholly-owned subsidiary, Re-Tech Systems, Inc., which is engaged in post-consumer plastics recycling. Effective March 15, 1996, the Company completed the sale of Re-Tech Systems, Inc., its plastics recycling subsidiary in Houston, Texas. The sale transaction included all real and personal property of the subsidiary, for a total consideration of $970,000. Net cash proceeds to the Company were approximately $320,000, after the repayment of a mortgage obligation of $595,000 and certain other closing and real estate costs. In conjunction with this transaction, the Company also made a prepayment of $50,000 to Heller Financial, Inc. for application to the term loan. The Company recorded during 1995 a nonrecurring charge of $450,000 (recorded as an asset reduction) for the estimated loss on the sale of this subsidiary, which, based upon the closing balances, the Company recognized a small gain on this sale after the asset write-down. The Company sold total assets of approximately $1,346,000, while retaining certain assets totaling approximately $94,000 and certain liabilities totaling approximately $48,000.

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

     _____________________________________________________
     NOTE 15
     SUBSEQUENT EVENTS

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

   On January 27, 1997, an explosion and resulting tank fire occurred at the Perma-Fix of Memphis, Inc. ("PFM") facility, a hazardous waste storage, processing and blending facility, located in Memphis, Tennessee, which resulted in damage to certain hazardous waste storage tanks located on the facility and caused certain limited contamination at the facility. Such occurrence was caused by welding activity performed by employees of an independent contractor at or near the facility s hazardous waste tank farm contrary to instructions by PFM. The facility was non-operational from the date of this event until May, 1997, at which time it began limited operations. However, PFM has accepted and will continue to accept waste for processing and disposal, but has arranged for other facilities owned by the Company or subsidiaries of the Company or others not affiliated with the Company to process such waste. The utilization of other facilities to process such waste results in higher costs to PFM than if PFM were able to store and process such waste at its Memphis, Tennessee, TSD facility, along with the additional handling and transportation costs associated with these activities. PFM is in the process of repairing and/or removing the damaged storage tanks and any contamination resulting from the occurrence. The extent of PFM's activities at the facility is presently being evaluated by the Company. The Company and PFM have property and business interruption insurance and have provided notice to its carriers of such loss. The Company has settled its property and contents claim for $522,000. The Company is in the process of determining the amount of business interruption insurance that may be recoverable by PFM as a result thereof.

     On or about June 11, 1997, the Company issued to RBB Bank Aktiengesellschaft, located in Graz, Austria ( RBB Bank"), 2,500 shares of newly-created Series 4 Class D Convertible Preferred Stock, par value $.001 per share ("Series 4 Preferred"), at a price of $1,000 per share, for an aggregate sales price of $2,500,000. The sale to RBB Bank was made in a private placement under Rule 506 of Regulation D under the Securities Acts of 1933, as amended, pursuant to the terms of a Subscription and Purchase Agreement, dated June 9, 1997, between the Company and RBB Bank ("Subscription Agreement"). The Series 4 Preferred has a liquidation preference over the Company's Common Stock, par value $.001 per share ("Common Stock"), equal to $1,000 consideration per outstanding share of Series 4 Preferred (the "Liquidation Value"), plus an amount equal to all unpaid dividends accrued thereon. The Series 4 Preferred accrues dividends on a cumulative basis at a rate of four percent (4%) per annum of the Liquidation Value ("Dividend Rate"), and is payable semi-annually when and as declared by the Board of Directors. No dividends or other distributions may be paid or declared or set aside for payment on the Company's Common Stock until all accrued and unpaid dividends on all outstanding shares of Series 4 Preferred have been paid or set aside for payment. Dividends shall be paid, at the option of the Company, in the form of cash or Common Stock of the Company. If the Company pays dividends in Common Stock, such is payable in the number of shares of Common Stock equal to the product of (a) the quotient of (i) four percent (4%) of $1,000 divided by (ii) the average of the closing bid quotation of the Common Stock as reported on the NASDAQ for the five trading days immediately prior to the applicable dividend declaration date, times (b) a fraction, the numerator of which is the number of days elapsed during the period for which the dividend is to be paid and the denominator of which is 365.

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

   As of the date of this Form 10-K/A, the Company is negotiating an Exchange Agreement with RBB Bank ("RBB Exchange Agreement") which is anticipated to provide that the 2,500 shares of Series 4 Preferred and the RBB Series 4 Warrants will be tendered to the Company in exchange for (i) 2,500 shares of a newly created Series 6 Class F Preferred Stock, par value $.001 per share ("Series 6 Preferred"), (ii) two warrants each to purchase 187,500 shares of Common Stock exercisable at $1.8125 per share, and (iii) one warrant to purchase 281,250 shares of Common Stock exercisable at $2.125 per share (collectively, the "RBB Series 6 Warrants"). The RBB Series 6 Warrants will be for a term of three (3) years and may be exercised at any time after December 31, 1997, and until June 9, 2000.

   As contemplated, the conversion price of the Series 6 Preferred shall be $1.8125 per share, unless the closing bid quotation of the Common Stock is lower than $2.50 in twenty (20) out of any thirty (30) consecutive trading days after March 1, 1998, in which case, the conversion price per share shall be the lesser of (A) the product of the average closing bid quotation for the five (5) trading days immediately preceding the conversion date multiplied by eighty percent (80%) or (B) $1.8125 with the minimum conversion price being $.75, which minimum will be eliminated from and after September 6, 1998. It is contemplated the remaining terms of the Series 6 Preferred will be substantially the same as the terms of the Series 4 Preferred.

   The RBB Exchange Agreement has not been entered into by the parties and it is subject to change pending the approval by the Company and RBB Bank of definitive documents. No assurances can be made that the RBB Exchange Agreement will be consummated in its contemplated form as of the date of this Form 10-K/A or at all.

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

   As of the date of this Form 10-K/A, the Company is negotiating an Exchange Agreement with Infinity ( Infinity Fund Exchange Agreement ) which is anticipated to provide that the 350 shares of Series 5 Preferred will be tendered to the Company in exchange for (i) 350 shares of a newly created Series 7 Class G Preferred Stock, par value $.001 per share ("Series 7 Preferred"), and (ii) one Warrant to purchase up to 35,000 shares of Common Stock exercisable at $1.8125 per share ("Series 7 Warrant"). The Series 7 Warrant will be for a term of three (3) years and may be exercised at any time after December 31, 1997, and until July 7, 2000.

   As contemplated, the conversion price of the Series 7 Preferred shall be $1.8125 per share, unless the closing bid quotation of the Common Stock is lower than $2.50 per share in twenty (20) out of any thirty (30) consecutive trading days after March 1, 1998, in which case, the conversion price per share shall be the lesser of (i) the product of the average closing bid quotation for the five (5) trading days immediately preceding the conversion date multiplied by eighty percent (80%) or (ii) $1.8125, with the minimum conversion price being $.75, which minimum will be eliminated from and after September 6, 1998. It is contemplated that the remaining terms of the Series 7 Preferred will be substantially the same as the terms of the Series 5 Preferred.

   The Infinity Fund Exchange Agreement has not been entered into by the parties and is subject to change pending the approval by the Company and Infinity of definitive documents. No assurance can be made that the

Infinity Fund Exchange Agreement will be consummated in its contemplated form as of the date of this Form 10-K/A or at all.

   On June 30, 1997, the Company entered into a Stock Purchase Agreement ("Centofanti Agreement") with Dr. Louis F. Centofanti, whereby the Company sold, and Dr. Centofanti purchased, 24,381 shares of the Company's Common Stock. The purchase price was $1.6406 per share representing 75% of the $2.1875 closing bid price of the Common Stock as quoted on the NASDAQ on the date that Dr. Centofanti notified the Company of his desire to purchase such shares. Pursuant to the terms of the Centofanti Agreement, Dr. Centofanti is to pay the Company the aggregate purchase price of $40,000 for the 24,381 shares of Common Stock. Dr. Centofanti purchased 12,190 shares, during July for $20,000, and during October, the Agreement was amended to reduce the number of shares of Common Stock that Dr. Centofanti is to acquire under the Centofanti Agreement to the 12,190 shares already acquired by Dr. Centofanti under the Centofanti Agreement, upon consideration of the certain recent accounting pronouncements related to stock based compensation. The sale of the shares pursuant to the Centofanti Agreement and its subsequent amendment dated October 7, 1997, for the sale of 12,190 shares were authorized by the Company's Board of Directors.

   On July 30, 1997, the Company entered into a Stock Purchase Agreement ("Gorlin Agreement") with Mr. Steve Gorlin, a Director of the Company, whereby the Company sold, and Mr. Gorlin agreed to purchase, 200,000 shares
of the Company s Common Stock.   The purchase price was $2.125 per share
representing the closing bid price of the Common Stock as quoted on the NASDAQ on July 30, 1997. Pursuant to the terms of the Gorlin Agreement, Mr. Gorlin agreed to pay the Company the aggregate purchase price of $425,000 for the 200,000 shares of Common Stock. Mr. Gorlin agreed to tender $425,000 during August, 1997, however, pursuant to an amendment to the Gorlin Agreement, which was entered into on October 7, 1997, the payment schedule was modified such that Mr. Gorlin agreed to tender the $425,000 on or before November 30, 1997. In order to induce Mr. Gorlin to enter into the amendment to the Gorlin Agreement, and to purchase the Common Stock on the terms and subject to the conditions thereof, PESI agreed to issue a three (3) year Warrant to Mr. Gorlin for the purchase of 100,000 shares of Common Stock at $2.40 per share.

   In consideration of certain investment banking services as performed for the Company, a warrant was issued to J.W. Charles Financial Services, Inc. ("Charles") during September 1996. This warrant was subsequently assigned by Charles to certain partners, officers or broker and, during July 1997, one of the assigned warrants was exercised which resulted in the issuance of 155,000 shares of the Company's Common Stock and raised $232,000 in equity or capital for the Company.

   In March 1997, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 128, Earnings per Share, (FAS 128). FAS 128, which is effective for financial statements issued for periods ending after December 15, 1997, simplifies the standards for computing earnings per share and makes them comparable to international earnings per share standards. This statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This statement is not expected to have a material effect on the Company's reported earnings per share amounts.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive
Income, (FAS 130) and No. 131, Disclosure about Segments of an Enterprise and Related Information, (FAS 131). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. The Company has not determined the impact that the adoption of these new accounting standards will have on its future financial statements and disclosures.

   On October 1, 1997, Dr. Centofanti entered into a three (3) year Employment Agreement with the Company which provided for, among other things, an annual salary of $110,000 and the issuance of Non-Qualified Stock Options ("Non-Qualified Stock Options"). The Non-Qualified Stock Options provide Dr. Centofanti with the right to purchase an aggregate of 300,000 shares of Common Stock in the form of (i) after one year 100,000 shares of Common Stock at a price of $2.25 per share, (ii) after two years 100,000 shares of Common Stock at a price of $2.50 per share, and (iii) after three years 100,000 shares of Common Stock at a price of $3.00 per share. The Non-Qualified Stock Options expire ten years after the date of the Employment Agreement.

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

     (a)(1) Consolidated Financial Statements

          See Item 8 for the Index to Consolidated Financial Statements.

     (a)(2) Financial Statement Schedules

          See Item 8 for the Index to Consolidated Financial Statements (which includes the Index to Financial Statement Schedules)

     (a)(3) Exhibits

          The Exhibits listed in the Exhibit Index are filed or incorporated by reference as a part of this report.

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

Perma-Fix Environmental Services, Inc.



By:  /s/ Dr. Louis F. Centofanti         Date: October 15, 1997
   ______________________________             __________________
     Dr. Louis F. Centofanti
     Chairman of the Board
     Chief Executive Officer



By:  /s/ Richard T. Kelecy               Date: October 15, 1997
   ______________________________            ___________________
     Richard T. Kelecy
     Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.



 /s/ Mark A. Zwecker                     Date: October 15, 1997
_________________________                     __________________
Mark A. Zwecker, Director



 /s/ Steve Gorlin                        Date: October 15, 1997
_________________________                     __________________
Steve Gorlin, Director



 /s/ Jon Colin                           Date: October 15, 1997
________________________                       _________________
Jon Colin, Director

 /s/ Dr. Louis F. Centofanti             Date: October 15, 1997
__________________________                    __________________
Dr. Louis F. Centofanti, Director

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

                       VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 1996, 1995 and 1994
                             (Dollars in thousands)

                                    Additions
                                   Charged to
                       Balance at    Costs,               Balance
                        Beginning   Expenses               at End
Description              of Year    and Other  Deductions  of Year
___________________________________________________________________
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

                               EXHIBIT INDEX


Exhibit
  No.                          Description
_______                        ___________

3(i) Restated Certificate of Incorporation, as amended, and all Certificates of Designations.

3(ii) Bylaws, as incorporated by reference from to the Company's Registration Statement, No. 33-51874.

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

4.9*      Fifth Amendment to Loan and Security Agreement with
          Heller Financial, Inc., dated December 5, 1996.

4.10*     Letter Agreement with Heller Financial, Inc., dated
          February 25, 1997.

4.11*     Sixth Amendment to Loan and Security Agreement with
          Heller Financial, Inc., dated April 14, 1997.

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

4.14* Amendment to Ally Capital Corporation Lease Agreement dated April 14, 1997.

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

10.28     Stock Purchase Agreement between the Company and Dr.
          Louis F. Centofanti, dated March 1, 1996, as incorporated by reference from Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 1995.

10.29*    Stock Purchase Agreement between the Company and Dr.
          Louis F. Centofanti, dated June 11, 1996.

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

10.53 Consulting Agreement with Gary Thomas, as incorporated by reference from Exhibit 99.8 to the Company's Registration Statement No. 333-17899.

22.1*     List of Subsidiaries.

23.1      Consent of BDO Seidman, LLP.

27.1*     Financial Data Schedule.

     * - Filed as an Exhibit with the original Form 10-K for the year end December 31, 1996, and, as a result, such are incorporated herein by reference.