Form 10-Q
period 1997-09-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 1997-11-19
CIK 891532

================================================================
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                      ______________________

                            Form 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended   September 30, 1997
                                    _______________________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

          Class                  Outstanding at November 17, 1997
          _____                  ________________________________
Common Stock, $.001 Par Value              11,612,787
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

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                              INDEX


                                                           Page No.
                                                           ________
PART I  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                     Consolidated Balance Sheets -
                       September 30, 1997 and
                       December 31, 1996 . . . . . . . . .      3

                     Consolidated Statements of
                       Operations - Three Months and
                       Nine Months Ended September 30,
                       1997 and 1996. . . . . . . . . . . .     5

                     Consolidated Statements of Cash
                       Flows-Nine Months Ended September 30,
                       1997 and 1996. . . . . . . . . . .       6

                     Consolidated Statements of Stockholders'
                       Equity - Nine Months ended
                       September 30, 1997 and . . . . . .       7

                     Notes to Consolidated Financial
                       Statements . . . . . . . . . . . . .      8

         Item 2.  Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations. . . . . . . . . . . . .     16

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings . . . . . . . . . . . .     24

         Item 2.  Changes in Securities . . . . . . . . . .     24

         Item 3.  Default Upon Senior Securities. . . . . .     27

         Item 6.  Exhibits and Reports on Form 8-K . . . . .    28

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

     It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended by Form 10-K/A filed on October 16, 1997.

     The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1997.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                      September 30,
(Amounts in Thousands,                   1997        December 31,
Except for Share Amounts)             (Unaudited)       1996
___________________________________________________________________
ASSETS
Current assets:
   Cash and cash equivalents              $     110     $     45
   Restricted cash equivalents
     and investments                            532          448
   Accounts receivable, net of
    allowance for doubtful accounts
    of $342 and $383, respectively            5,063        5,549
   Inventories                                   81          107
   Prepaid expenses                             837          549
   Other receivables                            388          545
                                          _________     ________
       Total current assets                   7,011        7,243

Property and equipment:
   Buildings and land                         5,648        4,894
   Equipment                                  7,953        6,429
   Vehicles                                   1,240        1,421
   Leasehold improvements                        13          289
   Office furniture and equipment             1,149        1,136
   Construction in progress                   2,117        3,028
                                          _________     ________
                                             18,120       17,197
   Less accumulated depreciation             (5,707)      (4,593)
                                          _________     ________
        Net property and equipment           12,413       12,604

Intangibles and other assets:
   Permits, net of accumulated amorti-
     zation of $771 and $598,
     respectively                             3,811        3,949
   Goodwill, net of accumulated amorti-
     zation of $544 and $435,
     respectively                             4,737        4,846
   Covenant not to compete, net of
     accumulated amortization of $391
     and $383, respectively                      -             9
     Other assets                               401          385
                                           ________     ________
       Total assets                        $ 28,373     $ 29,036
                                           ========     ========

         The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

                                       September 30,
(Amounts in Thousands,                    1997       December 31,
Except for Share Amounts)              (Unaudited)       1996
___________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                       $   2,739    $  3,677
   Accrued expenses                           2,839       2,860
   Revolving loan and term note
     facility (see Note 2)                    3,166         500
   Equipment financing agreement                631         646
   Current portion of long-term debt            354         333
                                           _________     _______
      Total current liabilities               9,729       8,016

Long-term debt, less current portion
   (see Note 2)                                 750       4,881
Environmental accruals                        1,878       2,460
Accrued closure costs                         1,133       1,094
                                           _________     _______
      Total long-term liabilities             3,761       8,435

Commitments and contingencies
   (see Note 3)                                  -           -

Stockholders' equity:
   Preferred stock, $.001 par value;
     2,000,000 shares authorized,
     6,850 and 5,500 shares issued
     and outstanding, respectively               -           -
   Common stock, $.001 par value;
     50,000,000 shares authorized,
     12,383,405 and 10,399,947 shares
     issued, respectively, including
     920,000 shares held as
     treasury stock                              12          10
   Redeemable warrants                          140         140
   Additional paid-in capital                32,255      28,495
   Accumulated deficit                      (15,754)    (14,290)
                                            ________     _______
                                             16,653      14,355
   Less common stock in treasury at
      cost; 920,000 shares issued
      and outstanding                        (1,770)     (1,770)
                                            ________
       Total stockholders' equity            14,883      12,585
                                            ________     _______

       Total liabilities and
         stockholders' equity              $ 28,373     $ 29,036
                                            ========     ========

          The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                             Three Months Ended
                                               September 30,
(Amounts in Thousands,                   __________________________
Except for Share Amounts)                     1997         1996
___________________________________________________________________
Net revenues                               $  7,246     $ 7,734

Cost of goods sold                            5,066       5,195
                                           ________     ________

        Gross profit                          2,180       2,539

Selling, general and administrative
   expenses                                   1,472       1,751

Depreciation and amortization                   528         515

        Income (loss) from operations           180         273

Other income (expense):
   Interest income                               14          13
   Interest expense                            (145)       (163)
   Other                                        108          32
                                           ________     ________
        Net income (loss)                  $    157    $    155

Preferred stock dividends                        99          64
                                           ________    _________
        Net income (loss) applicable
          to Common Stock                  $     58    $     91
                                           ========    =========

Net income (loss) per share                $    .01    $    .01
                                           ========     ========

Weighted average number of common
  shares outstanding                         11,090       9,306
                                           ========     ========

          The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                            Nine Months Ended
                                              September 30,
(Amounts in Thousands,                   __________________________
Except for Share Amounts)                     1997         1996
___________________________________________________________________
Net revenues                              $ 20,882     $ 23,484

Cost of goods sold                          15,410       16,593
                                           ________     ________

        Gross profit                         5,472        6,891

Selling, general and administrative
   expenses                                  4,649        5,175

Depreciation and amortization                1,605        1,692

        Income (loss) from operations         (782)          24

Other income (expense):
   Interest income                              38           53
   Interest expense                           (517)        (641)
   Other                                        59          320
                                           ________     ________
        Net income (loss)                  $ (1,202)    $  (244)

Preferred stock dividends                       262          74
                                           ________     ________
        Net income (loss) applicable
          to common stock                  $ (1,464)    $  (318)
                                           ========     ========

Net income (loss) per share                $   (.14)    $  (.04)
                                           ========     ========

Weighted average number of common
 shares outstanding                          10,340       8,552
                                           =========     =========


          The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                            Nine Months Ended
                                              September 30,
                                         __________________________
(Amounts in Thousands)                        1997         1996
___________________________________________________________________
Cash flows from operating activities:
    Net loss applicable to common
     stock                                 $ (1,464)    $   (318)
    Adjustments to reconcile net loss
     Applicable to common stock to
     cash used in operations:
    Depreciation and amortization             1,605        1,692
    Provision for bad debt and other
      reserves                                   52           14
    Loss (Gain) on sale of plant,
      property and equipment                      4          (37)
    Changes in assets and liabilities:
    Accounts receivable                         435         (356)
    Prepaid expenses, inventories and
      other assets                              607         (299)
    Accounts payable and accrued expenses    (1,858)      (1,763)
                                           ________     ________
       Net cash used in operations             (619)      (1,067)

Cash flows from investing activities:
    Purchases of property and equipment,
      net                                      (899)      (1,417)
    Proceeds from disposition of
      property and equipment                     52        1,211
    Change in restricted cash, net             (102)         (72)
                                           ________     _________
       Net cash used in investing
         activities                            (949)        (278)

Cash flows from financing activities:
    Repayments of revolving loan and
      term note facility                     (1,096)      (2,315)
    Principal repayments on long-term debt     (651)      (1,227)
    Proceeds from issuance of stock           3,380        6,538
    Purchase of treasury stock                    -       (1,769)
                                           ________     ________
       Net cash provided by financing
         activities                           1,633        1,227

Increase (Decrease) in cash and cash
   equivalents                                   65         (118)
Cash and cash equivalents at beginning
  of period                                      45          201
                                           ________     ________
Cash and cash equivalents at end
  of period                                $    110     $     83
                                           ========     ========
________________________________________________________________
Supplemental disclosure:
   Interest paid                           $    530     $    684
                                           ========     ========
   Income taxes paid                       $      -     $     -
                                           ========     ========

Non cash investing and financing
   activities:
   Insurance financing                     $   746      $    832
   Issuance of stock for payment of
      dividends                                314            -
   Long-term debt incurred for purchase
      of property and equipment                287            70
   Issuance of stock for services               68            69



        The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(For the nine months ended September 30, 1997)

                               Preferred Stock         Common Stock
Amounts in Thousands,         _________________     _________________
Except for Share Amounts      Shares    Amount      Shares     Amount
____________________________________________________________________________
Balance at December 31,
   1996                        5,500    $   -     10,399,947     $   10
                              ======    ======    ==========     ======
Net Loss                           -        -             -          -
Issuance of common stock for
 preferred stock dividend          -        -             -          -
Preferred stock dividend           -        -       178,781          -
Issuance of stock for cash
   and services                    -        -       122,889          -
Exercise of warrants               -        -       642,814          1
Conversion of Series 3 pre-
   ferred stock to common
   stock                      (1,500)       -     1,027,974          1
Option Exercise                    -        -        11,000          -
Issuance of preferred
   stock for cash              2,850        -             -          -
                              _______   _______   __________     _______
                               6,850   $    -    12,383,405     $   12
                              =======   =======   ==========     =======


                                                 Common
                    Additional                   Stock
     Redeemable     Paid-In     Accumulated     Held in
     Warrants       Capital      Deficit       Treasury
     _________________________________________________________
     $   140       $  28,495    $ (14,290)     $ (1,770)
     ========      =========    ==========      =========
           -               -     (1,202)              -
                                                                             -       (262)                 -
           -               -       (262)              -
           -             314          -               -
           -              88          -               -
           -             832          -               -
           -              (1)         -               -
           -              11          -               -
           -           2,516          -               -
     ________       ________   __________         __________
     $   140        $ 32,255   $ (15,754)         $(1,770)
     ========       ========   ==========         ==========

                              -7-

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1997
                           (Unaudited)


     Reference is made herein to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended by Form 10-K/A filed on October 16, 1997.

1.   Summary of Significant Accounting Policies
     ___________________________________________

     The Company's accounting policies are as set forth in the notes to consolidated financial statements referred to above.

     Certain amounts in prior years' consolidated financial statements have been reclassified to conform to current period financial statement presentations.

     Earnings (loss) per common share is computed by dividing net income, after deducting the preferred stock dividends, by the weighted average number of common shares outstanding during each period. Primary and fully diluted earnings per share were not presented since the effects of common stock equivalents and other dilutive securities on earnings per share are either antidilutive or are not material.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. EPS for the three and nine months ended September 30, 1997 and 1996 computed under SFAS 128 would not be materially different than previously computed.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("FAS 130") and No. 131, "Disclosure about Segments of an Enterprise and Related Information," ("FAS 131"). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.
Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. The Company has not determined the impact that the adoption of these new accounting standards will have on its future financial statements and disclosures.

2.   Long-Term Debt
     ______________
     Long-term debt consists of the following at September 30, 1997 and December 31, 1996 (in thousands):

                                        September 30,  December 31,
                                          1997            1996
                                       ___________   ____________
  Long-term debt and notes payable:
     Revolving loan and term note
       facility                          $   3,166    $   4,262
     Equipment financing agreement             796        1,257
     Various mortgage, promissory
       and notes payable                       939          841
                                          _________    _________
                                             4,901        6,360
  Less current portion:
     Revolving loan and term note
       facility                              3,166          500
     Equipment financing agreement             631          646
     Various mortgage, promissory
       and notes payable                       354          333
                                          _________    _________
       Long-term debt, less
         current portion                 $     750     $  4,881
                                          =========    =========

     On January 27, 1995, the Company, as parent and guarantor, and all direct and indirect subsidiaries of the Company, as co-borrowers and cross-guarantors, entered into a Loan and Security Agreement ("Heller Agreement") with Heller Financial, Inc. ("Heller"). The Heller Agreement provides for a term loan in the amount of $2,500,000, which requires principal repayments based on a five-year level principal amortization over a term of 36 months, with monthly principal payments of $42,000. Payments commenced on February 28, 1995, with a final balloon payment in the amount of $826,000 due on January 31, 1998. The Heller Agreement also provides for a revolving loan facility in the amount of $7,000,000. At any point in time the aggregate available borrowings under the facility are reduced by any amounts outstanding under the term loan and are also subject to the maximum credit availability as determined through a monthly borrowing base calculation, equal to 80% of eligible accounts receivable accounts of the Company as defined in the Heller Agreement. The termination date on the revolving loan facility is also January 31, 1998.

     As noted above, the Heller Agreement has a scheduled termination date of January 31, 1998. The Company is currently negotiating with Heller for the renewal of the Heller Agreement and has received proposals from two other potential lenders to replace Heller, one of which has provided a commitment, although no assurance can be given that such a renewal or new credit facility will be obtained. Since this scheduled termination date is less than twelve months from September 30, 1997, the Company has reclassified as a current liability $2,666,000 outstanding under the Heller Agreement, consistent with Generally Accepted Accounting Principles, that would otherwise be classified as long-term debt. As of September 30, 1997, the Company was in default of, among other things, the "Minimum EBITDA", "Capital Expenditure Limit" and "Fixed Charge Coverage" financial covenants of the Heller Agreement. The financial covenant defaults were principally a result of the facility disruption and resulting net loss incurred by the Perma-Fix of Memphis, Inc. ("PFM") facility due to an explosion and fire in January 1997 (see Note 5) and additional capital spending in conjunction with the equity raised during 1997. The Company is currently negotiating with Heller for a waiver of these defaults.

     Pursuant to the Sixth Amendment to the Heller Agreement, the Company was obligated to raise an additional $700,000 on or before August 15, 1997, of which $150,000 was to be received by June 15, 1997. During the second quarter of 1997 and July, 1997, the Company fully satisfied this covenant obligation, having raised approximately $3,632,000 principally through insurance proceeds with regard to the vandalism at the Perma-Fix of Ft. Lauderdale, Inc. ("PFL") facility in 1996 and from the issuance of the 2,500 shares of newly-created Series 4 Class D Convertible Preferred Stock, and 350 shares of newly-created Series 5 Class E Convertible Preferred Stock, as further discussed in Note 4.

     Pursuant to the initial Heller Agreement, the term loan bears interest at a floating rate equal to the base rate (prime) plus 1

3/4% per annum. The revolving loan bears interest at a floating rate equal to the base rate (prime) plus 1 1/2% per annum. The loans also contain certain closing, management and unused line fees payable throughout the term. In conjunction with the Third and Sixth Amendments, applicable interest rates were amended, whereby the term loan was increased to the base rate plus 2 1/4% and the revolving loan was increased to the base rate plus 2%. Both the revolving loan and term loan were prime based loans at September 30, 1997, bearing interest at a rate of 10.50% and 10.75%, respectively.

     As of September 30, 1997, the borrowings under the revolving loan facility total $2,173,000, a decrease of $706,000 from the December 31, 1996 balance of $2,879,000, with additional borrowing availability of $1,271,000. The balance on the term loan totaled $993,000, as compared to $1,383,000 at December 31, 1996. Total indebtedness under the Heller Agreement as of September 30, 1997 was $3,166,000, a decrease of $1,096,000 from the December 31, 1996 balance of $4,262,000.

     During October 1994, the Company entered into a $1,000,000 equipment financing agreement ("Ally Agreement") with Ally Capital Corporation ("Ally"). During 1995, the Company negotiated an increase in the total lease line and subsequently utilized $1,553,000 of this credit facility to purchase new capital equipment. The Ally Agreement provides for an initial term of 42 months, which may be extended to 48, and bears interest at a fixed interest rate of 11.3%. In conjunction with a 1994 acquisition, the Company also assumed $679,000 of debt obligations with Ally Capital Corporation, which had terms expiring from September 1997 through August 1998, at a rate ranging from 10.2% to 13.05%. The outstanding balance on the Ally Agreement at September 30, 1997 is $796,000, as compared to $1,257,000 at December 31, 1996. As of
September 30, 1997, the Company was in default of the "Minimum EBITDA", "Capital Expenditure Limit" and "Fixed Charge Coverage" financial covenants of the Ally Agreement. This default was principally a result of the facility disruption and resulting net loss incurred by the Perma-Fix of Memphis, Inc. ("PFM") facility due to an explosion and fire in January 1997 (see Note 5) and the additional capital spending in conjunction with the equity raised during 1997. The Company is currently negotiating with Ally for a waiver of this default and has received proposals from two other potential lenders to replace Ally. Based upon the Company's discussions with Ally, the nature and reason for said default and the significant collateral position securing the Ally Agreement, the Company has chosen not to reclassify the long-term balance of $165,000 at September 30, 1997 as a current liability.

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

Legal
     During September 1994, Perma-Fix of Memphis, Inc. ("PFM"), formerly American Resource Recovery Corporation ("ARR") and a subsidiary of the Company, was sued by Community First Bank ("Community First") to collect a note in the principal sum of $341,000 that was allegedly made by ARR to CTC Industrial Services, Inc. ("CTC") in February 1987 (the "Note"), and which was allegedly pledged by CTC to Community First in December 1988 to secure certain loans to CTC. This lawsuit styled Community First Bank v. American Resource Recovery Corporation, was instituted on
September 14, 1994, and is pending in the Circuit Court, Shelby County, Tennessee. The Company was not aware of either the Note or its pledge to Community First at the time of the Company's acquisition of PFM in December 1993. The Company vigorously defended itself in connection therewith and filed a third party complaint against Billie Kay Dowdy, who was the sole shareholder of PFM immediately prior to the acquisition of PFM by the Company, alleging that Ms. Dowdy was required to defend and indemnify the Company and PFM from and against this action under the terms of the
agreement relating to the Company's acquisition of PFM.   This
matter was settled on August 29, 1997. PFM and Dowdy each agreed to pay the plaintiff $45,000 in exchange for a full and complete release and a dismissal of the above matter.

     In May 1995, PFM, a subsidiary of the Company, became aware that the U.S. District Attorney for the Western District of Tennessee and the Department of Justice were investigating certain prior activities of W.R. Drum Company, its successor, First Southern Container Company, and any other facility owned or operated in whole or in part by Johnnie Williams. PFM used W.R. Drum Company to dispose of certain of its used drums. In May 1995, PFM received a Grand Jury Subpoena which demanded the production of any documents in the possession of PFM pertaining to W.R. Drum Company, First Southern Container Company, or any other facility owned or operated, and holder in part, by Johnnie Williams. PFM complied with the Grand Jury Subpoena. Thereafter, in September of 1995, PFM received another Grand Jury Subpoena for documents from the Grand Jury investigating W.R. Drum Company, First Southern Container Company, and/or Johnnie Williams. PFM complied with the Grand Jury Subpoena. In December 1995, representative of the Department of Justice advised PFM that it was also currently a subject of the investigation involving W.R. Drum Company, First Southern Container Company, and/or Johnnie Williams. Since that time, however, PFM has had no contact with representatives of either the United States District Attorney's office for the Western District of Tennessee or the Department of Justice, and is not aware of why it is also a subject of such investigation. On October 31, 1997, the United States Environmental Protection Agency ("EPA") has requested information from PFM regarding business conducted with W. R. Drum Company. PFM intends to comply with the EPA's request for information, and is not aware of any concerns that the EPA has with PFM in this matter. In accordance with certain provisions of the Agreement and Plan of Merger relating to the prior acquisition of PFM, on or about January 2, 1996, PFM notified Ms. Billie K. Dowdy of the foregoing, and advised Ms. Dowdy that the Company and PFM would look to Ms. Dowdy to indemnify, defend and hold the Company and PFM harmless from any liability, loss, damage or expense incurred or suffered as a result of, or in connection with, this matter.

     On January 27, 1997, an explosion and resulting tank fire
occurred at PFM's facility in Memphis, Tennessee, a hazardous waste storage, processing and blending facility. See Note 5 "Facility
Disruption".   As a result of the fire and explosion, the Tennessee
Department of Environment and Conservation ("TDEC") issued an order dated April 23, 1997 ("TDEC Order") which alleges that the facility violated certain hazardous waste rules and regulations promulgated by the TDEC and ordered that the facility, among other things, cease blending operations, the facility's permit to construct a new hazardous waste tank storage area, which has not yet been constructed, is to be revoked, and implement certain actions and assessed a penalty of approximately $144,000. PFM has responded to such order and asserted that the TDEC issued the order against the wrong party, that PFM did not violate any rules and regulations promulgated by the TDEC, the actions taken by the TDEC were contrary to applicable rules and regulations and the TDEC is not entitled to such penalties. The Company intends for PFM to vigorously defend itself in connection with this matter.

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

                                    -11

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

4.   Stock Issuance
     ______________

     In June, 1997, the Company sold to RBB Bank Aktlengesellschaft ("RBB Bank") in a private placement under Rule 506 of Regulation D under the Securities Act of 1933, as amended, 2,500 shares of a new series of Preferred Stock ("Series 4 Preferred") pursuant to the terms of a Subscription and Purchase Agreement, dated June 9, 1997, between the Company and RBB Bank ("Subscription Agreement"), for a total of $2.5 million, less commissions of $200,000. The Series 4 Preferred has a liquidation preference over the Company's common stock, par value $.001 per share ("Common Stock"), equal to $1,000 consideration per outstanding share of Series 4 Preferred (the "Liquidation Value"), plus an amount equal to all unpaid dividends accrued thereon. The Series 4 Preferred accrues dividends on a cumulative basis at a rate of four percent (4%) per annum of the Liquidation Value ("Dividend Rate"), and is payable semi-annually when and as declared by the Board of Directors. No dividends or other distributions may be paid or declared or set aside for payment on the Company's Common Stock until all accrued and unpaid dividends on all outstanding shares of Series 4 Preferred have been paid or set aside for payment. Dividends may be paid, at the option of the Company, in the form of cash or Common Stock of the Company. If the Company pays dividends in Common Stock, such is payable in the number of shares of Common Stock equal to the product of (a) the quotient of (i) the Dividend Rate divided by (ii) the average of the closing bid quotation of the Common Stock as reported on the NASDAQ for the five trading days immediate prior to the date the dividend is declared, times (b) a fraction, the numerator of which is the number of days elapsed during the period for which the dividend is to be paid and the denominator of which is 365.

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

     As part of the sale of the Series 4 Preferred, the Company also issued to RBB Bank two Common Stock purchase warrants (collectively, the "Warrants ") entitling RBB Bank to purchase, after December 31, 1997 and until June 9, 2000, an aggregate of up to 375,000 shares of Common Stock, subject to certain anti-dilution provisions, with 187,500 shares exercisable at a price equal to $2.10 per share and 187,500 shares exercisable at a price equal to $2.50 per share. A certain number of shares of Common Stock issuable on the conversion of the Series 4 Preferred and on the exercise of the Warrants are subject to certain registration rights pursuant to the Subscription Agreement.

     Effective as of September 16, 1997, the Company entered into an Exchange Agreement with RBB Bank ("RBB Exchange Agreement") which provided that the 2,500 shares of Series 4 Preferred and the RBB Series 4 Warrants were tendered to the Company in exchange for
(i) 2,500 shares of a newly created Series 6 Class F Convertible Preferred Stock, par value $.001 per share ("Series 6 Preferred"),
(ii) two warrants each to purchase 187,500 shares of Common Stock exercisable at $1.8125 per share, and (iii) one warrant to purchase 281,250 shares of Common Stock exercisable at $2.125 per share (collectively, the "RBB Series 6 Warrants"). The RBB Series 6 Warrants are for a term of three (3) years and may be exercised at any time after December 31, 1997, and until June 9, 2000. The Company received no proceeds as a result of the RBB Exchange Agreement.

     The conversion price of the Series 6 Preferred shall be $1.8125 per share, unless the closing bid quotation of the Common Stock is lower than $2.50 in twenty (20) out of any thirty (30) consecutive trading days after March 1, 1998, in which case, the conversion price per share shall be the lesser of (A) the product of the average closing bid quotation for the five (5) trading days immediately preceding the conversion date multiplied by eighty percent (80%) or (B) $1.8125 with the minimum conversion price being $.75, which minimum will be eliminated from and after September 6, 1998. The remaining terms of the Series 6 Preferred are substantially the same as the terms of the Series 4 Preferred. The exchange being completed as of the date of this report.

     On or about July 14, 1997, the Company issued to the Infinity Fund. L.P. ("Infinity"), 350 shares of newly-created Series 5 Class E Convertible Preferred Stock, par value $.001 per share ("Series
5 Preferred"), at a price of $1,000 per share, for an aggregate sales price of $350,000. The sale to Infinity was made in a private placement under Rule 506 of Regulation D under the Securities Acts of 1933, as amended, pursuant to the terms of a Subscription and Purchase Agreement, dated July 7, 1997, between the Company and Infinity ("Infinity Subscription Agreement"). The Company utilized the proceeds received on the sale of Series 5 Preferred for the payment of debt and general working capital.

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

     The holder of the Series 5 Preferred may convert into Common Stock up to 175 shares of the Series 5 Preferred on and after November 3, 1997, and the remaining 175 shares of the Series 5 Preferred on and after December 3, 1997. The conversion price per share is the lesser of (a) the product of the average closing bid quotation for the five trading days immediately preceding the conversion date multiplied by 80% or (b) $1.6875. The minimum conversion price is $.75, which minimum will be eliminated from and after September 6, 1998. The Company will have the option to redeem the shares of Series 5 Preferred (a) between July 14, 1998, and July 13, 2001, at a redemption price of $1,300 per share if at any time the average closing bid price of the Common Stock for ten consecutive trading days is in excess of $4.00, and (b) after July 13, 2001, at a redemption price of $1,000 per share. The holder of the Series 5 Preferred will have the option to convert the Series
5 Preferred prior to redemption by the Company. A certain number of shares of Common Stock issuable upon conversion of the Series 5 Preferred are subject to certain registration rights pursuant to the Infinity Subscription Agreement.

     Effective as of September 16, 1997, the Company entered into an Exchange Agreement with Infinity ("Infinity Fund Exchange Agreement") which provided that the 350 shares of Series 5 Preferred were tendered to the Company in exchange for (i) 350 shares of a newly created Series 7 Class G Preferred Stock, par value $.001 per share ("Series 7 Preferred"), and (ii) one Warrant to purchase up to 35,000 shares of Common Stock exercisable at $1.8125 per share ("Series 7 Warrant"). The Series 7 Warrant is for a term of three (3) years and may be exercised at any time after December 31, 1997, and until July 7, 2000. The Company received no proceeds as a result of the Infinity Fund Exchange Agreement.

     The conversion price of the Series 7 Preferred shall be $1.8125 per share, unless the closing bid quotation of the Common Stock is lower than $2.50 per share in twenty (20) out of any thirty (30) consecutive trading days after March 1, 1998, in which case, the conversion price per share shall be the lesser of (i) the product of the average closing bid quotation for the five (5) trading days immediately preceding the conversion date multiplied by eighty percent (80%) or (ii) $1.8125, with the minimum conversion price being $.75, which minimum will be eliminated from and after September 6, 1998. The remaining terms of the Series 7 Preferred are substantially the same as the terms of the Series 5 Preferred.

     On June 30, 1997, the Company entered into a Stock Purchase Agreement ("Centofanti Agreement") with Dr. Louis F. Centofanti, under which the Company agreed to sell, and Dr. Centofanti agreed to purchase 24,381 shares of the Company's Common Stock. The purchase price was $1.6406 per share representing 75% of the $2.1875 closing bid price of the Common Stock as quoted on the NASDAQ on the date that Dr. Centofanti notified the Company of his desire to purchase such shares. Pursuant to the terms of the Centofanti Agreement, Dr. Centofanti was to pay the Company the aggregate purchase price of $40,000 for the 24,381 shares of Common Stock. Dr. Centofanti purchased 12,190 shares during July for $20,000. The Centofanti Agreement was amended during October, 1997, to reduce the number of shares of Common Stock that Dr. Centofanti was to acquire under the Centofanti Agreement to the 12,190 shares already acquired by Dr. Centofanti under the Centofanti Agreement, upon consideration of the certain recent accounting pronouncements related to stock based compensation. The sale of the shares pursuant to the Centofanti Agreement and its subsequent amendment dated October 7, 1997, for the sale of 12,190 shares were authorized by the Company's Board of Directors.

     On July 30, 1997, the Company entered into a Stock Purchase Agreement ("Gorlin Agreement") with Mr. Steve Gorlin, a Director of the Company, whereby the Company agreed to sell and, and Mr. Gorlin agreed to purchase, 200,000 shares of the Company's Common Stock.
 The purchase price was $2.125 per share representing the closing bid price of the Common Stock as quoted on the NASDAQ on July 30, 1997. Pursuant to the terms of the Gorlin Agreement, Mr. Gorlin agreed to pay the Company the aggregate purchase price of $425,000 for the 200,000 shares of Common Stock. In order to induce Mr. Gorlin to enter into the amendment to the Gorlin Agreement, and to purchase the Common Stock on the terms and subject to the conditions thereof, PESI agreed to issue a three (3) year Warrant to Mr. Gorlin for the purchase of 100,000 shares of Common Stock at $2.40 per share. Under the Gorlin Agreement, Mr. Gorlin agreed to tender $425,000 during August, 1997, however, pursuant to an amendment to the Gorlin Agreement, which was entered into on October 7, 1997, the payment schedule was modified such that Mr. Gorlin agreed to tender the $425,000 on or before November 30, 1997.

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

     During the nine months ended September 30, 1997, a total of 1,500 shares of the RBB Bank Series 3 Preferred were converted into 1,027,974 shares of the Company's Common Stock and the associated accrued dividends on the Series 3 Preferred were paid in the form of 12,058 shares of the Company's Common Stock.

     On September 24, 1997, Dionysus Limited, an Isle of Man corporation ("Dionysus"), exercised 75,000 warrants to purchase the Company's Common Stock at a purchase price of $1.50 per share or an aggregate of $112,500. One certificate representing an aggregate of 75,000 shares of Common Stock was issued on October 20, 1997 pursuant to such warrants.

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

     Net revenues for PFM total $1,514,000 for the nine month period ended September 30, 1997, reflecting a decrease of $1,386,000 from the nine month period ended September 30, 1996 total of $2,900,000. During this same period, the net loss for PFM totaled $1,417,000 for 1997, as compared to $404,000 for 1996, an increased loss of $1,013,000 for the nine month period. Net revenues for the quarter ended September 30, 1997 were $325,000, a reduction of $829,000 from the quarter ended September 30, 1996 total of $1,154,000. Correspondingly, the net loss for the third quarter of 1997 totaled $376,000, as compared to $134,000 for the third quarter of 1996, resulting in an increased loss of $242,000 for this three month period. The Company and PFM have property and business interruption insurance and have provided notice to its carriers of such loss. The Company has settled its property and contents claim for
$522,000.   The Company is in the process of negotiating with its
insurance carrier regarding the amount of business interruption insurance that may be recoverable by PFM as a result thereof.

6.   Subsequent Event
     ________________
     Effective October 1, 1997, Dr. Centofanti entered into a three (3) year Employment Agreement with the Company which provided for, among other things, an annual salary of $110,000 and the issuance of Non-Qualified Stock Options ("Non-Qualified Stock Options"). The Non-Qualified Stock Options provide Dr. Centofanti with the right to purchase an aggregate of 300,000 shares of Common Stock in the form of (i) after one year 100,000 shares of Common Stock at a price of $2.25 per share,
(ii) after two years 100,000 shares of Common Stock at a price of $2.50 per share, and (iii) after three years 100,000 shares of Common Stock at a price of $3.00 per share. The Non-Qualified Stock Options expire ten years after the date of the Employment Agreement.

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

     All statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" other than statements of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual result and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to anticipated financial performance, ability to comply with the Company's general working capital requirements, ability to recover under certain insurance policies, ability to reopen certain operations in Memphis, Tennessee, the ability to retain or receive certain permits, the successful resolution of certain actions instituted by the Tennessee Department of Environment and Conservation against the Memphis, Tennessee facility of the Company, the ability to be able to continue to borrow under the Company's revolving line of credit, the ability to become profitable, the ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of the Company's leased property in Dayton, Ohio and PFM's facility in Memphis, Tennessee, the ability to remediate certain contaminated sites for projected amounts, and all other statements which are not statements of historical fact. While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this Form 10-Q, including, but not limited to, general economic conditions, material reduction in revenues, inability to collect in a timely manner a material amount of receivables, increased competitive pressures, overcapacity in the environmental industry, ability to receive or retain certain required permits to satisfactorily resolve certain pending orders or issues or to reopen a certain facility or to move such facility to another location, discovery of additional contamination or expanded contamination at the Dayton, Ohio property or the PFM facility at Memphis, Tennessee which would result in a material increase in remediation expenditures, changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, potential increases in equipment, maintenance, operating or labor costs, management retention and development, the requirement to use internally generated funds for purposes not presently anticipated, the inability to obtain waivers regarding existing defaults under certain financial covenants contained in loan agreements that the Company is a party to, the insurance carrier determines that coverage is not available or is available in limited amounts or contest the amount of the claim, or the Company is not able to continue profitability or, if unable to continue profitability, is unable to secure additional liquidity in the form of additional equity or debt. The Company undertakes no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations
     The table below should be used when reviewing management's discussion and analysis for the three and nine months ended
September 30, 1997 and 1996:
                                       Three Months Ended
                                          September 30,
                               _________________________________

Consolidated                     1997      %       1996      %
____________                   _______   _____   _______   _____
Net Revenues                   $ 7,246   100.0   $ 7,734   100.0
Cost of Goods Sold               5,066    69.9     5,195    67.2
                                ______   _____    ______   _____
  Gross Profit                   2,180    30.1     2,539    32.8

Selling, General and
  Administrative                 1,472    20.3     1,751    22.6
Depreciation/Amortization          528     7.3       515     6.7
                                ______   _____    ______   _____
  Income (Loss) from
    Operations                  $  180     2.5   $   273     3.5
                                ======   =====    ======   =====
Interest Expense                   145     2.0       163     2.1
                                ======   =====   =======   =====
Preferred Stock Dividends       $   99     1.4   $    64     0.8
                                ======   =====    ======   =====

                                       Nine Months Ended
                                          September 30,
                               _________________________________

Consolidated                     1997      %       1996      %
____________                   _______   _____   _______   _____
Net Revenues                   $20,882   100.0   $23,484   100.0
Cost of Goods Sold              15,410    73.8    16,593    70.7
                                ______   _____    ______   _____
  Gross Profit                   5,472    26.2     6,891    29.3

Selling, General and
  Administrative                 4,649    22.3     5,175    22.0
Depreciation/Amortization        1,605     7.7     1,692     7.2
                                ______   _____     ______  ______
  Income (Loss) from
    Operations                  $ (782)   (3.8)   $   24    (0.1)
                                ======   ======    ======  ======
Interest Expense                   517     2.5       641     2.7
                                ======   ======    ======  ======
Preferred Stock Dividends       $  262     1.3    $   74     0.3
                                ======   ======    ======  ======


Summary -- Three and Nine Months Ended September 30, 1997 and 1996
_________________________________________________________________
     The Company provides services through two business segments. The Waste Management Services segment is engaged in on- and off-site treatment, storage, disposal and blending of a wide variety of industrial, hazardous, and mixed wastes and wastewaters. The Company developed and owns several priority on-site and off-site technologies for the treatment of nuclear mixed waste. This segment competes for materials and services with numerous regional and national competitors to provide comprehensive and cost-effective waste management services to a wide variety of customers nationwide. The Company's Consulting Engineering segment of the pollution control industry provides a wide variety of environmental related consulting and engineering services to industry and government. Through the Company's wholly-owned subsidiaries in Tulsa, Oklahoma and St. Louis, Missouri, this segment provides oversight management of environmental restoration projects, air and soil sampling and compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities.

     Consolidated net revenues decreased $488,000, or 6.3% for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease is attributable to both the Consulting Engineering segment, which experienced a reduction in revenues of $467,000, and a decrease of $21,000 in revenues from the Waste Management segment. As reflected, the most significant decrease was within the Consulting Engineering segment and is partially a result of two one-time projects for 1996 which totaled $396,000, not duplicated in 1997 and a significant reduction in the Bartlesville, Oklahoma three year project that reduced 1997 revenue by approximately $71,000 as compared to 1996. Although the Waste Management segment experienced a decrease in revenues of $21,000, the Memphis, Tennessee facility disruption accounted for a decrease of $829,000 in the quarter ended September 30, 1997 as compared to the same period of 1996. Therefore, despite the disruption, revenues within the wastewater and mix-waste segments of the business increased approximately $808,000 during the third quarter of 1997, as compared with the same period in 1996. Consolidated revenues for the nine months ended September 30, 1997 and 1996 decreased $2,602,000, an 11.1% change. This decrease is primarily the result of the disruption at the Memphis, Tennessee, facility, which resulted in a reduction in revenue of $1,386,000 for the nine months ended September 30, 1997 as compared to the same period ended September 30, 1996. As discussed above, the Company also experienced a reduction in revenue due to the Bartlesville, Oklahoma project nearing completion, reflecting a decrease of $119,000, several engineering contracts not duplicated in 1997, which resulted in a reduction of $580,000, and to the restructuring in the Perma-Fix, Inc. group as it transitions away from lower margin field service projects and continues to pursue new technologies and additional DOE contracts. During 1996, the Company also completed the sale of its PermaCool technology, which generated revenues of $689,000 for the nine months ended September 30, 1996, which were not duplicated during 1997.

     The cost of goods sold decreased 2.5% or $129,000 for the quarter ended September 30, 1997, as compared to the quarter ended September 30, 1996. The decrease is primarily attributable to the reduced revenue during the third quarter of 1997, which, as discussed above, decreased 6.3%. However, as a percentage of revenue, cost of goods sold increased to 69.9% in the third quarter of 1997, compared to 67.2% in the corresponding third quarter of 1996. This consolidated increase in cost of goods sold as a percentage of revenue reflects principally the impact of reduced revenues, combined with the additional operating costs incurred at the PFM facility resulting from the above-discussed disruption and associated increased operating, disposal, and transportation costs as a result of such disruption. Cost of goods sold for PFM was approximately 77.3% for the third quarter of 1996, as compared to 134.5% for the third quarter of 1997. Consolidated cost of goods sold for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996 decreased $1,183,000 or 7.1%. However, cost of goods sold as a percentageage of revenue increased for the nine month period of 1997, as compared to the same period of 1996 by 3.1% to 73.8%. This increase in cost of goods sold as a percentage of revenue is principally due to the reduced revenue and facility disruption, as discussed above, at the PFM facility. Cost of goods sold for PFM was approximately 76.7% for the nine months ended September 30, 1996, as compared to 126.8% for the corresponding nine months of 1997.

     Selling, general and administrative expenses decreased 15.9% for the three months ended September 30, 1997 as compared to the corresponding three months ended 1996. As a percentage of revenue, selling, general and administrative expense also decreased to 20.3% for the quarter ended September 30, 1997, compared to 22.6% for the same period in 1996. The decrease of $279,000 reflects a reduction in costs of $50,000 in the Consulting Engineering segment and a $194,000 reduction in the Waste Management segment with the balance being a reduction in corporate overhead. Consolidated selling, general and administrative expenses decreased $526,000 or 10.2% for the nine months ended September 30, 1997 as compared to the same period in 1996. As a percentage of revenue, selling, general and administrative expenses increased .3% for the nine months ended September 30, 1997 as compared to the same period in 1996. The Company's Waste Management segment decreased marketing expenses by $334,000, while the Consulting Engineering segment decreased administrative expense by $161,000 for the nine months ended September 30, 1997, as compared to the corresponding period in 1996.

     Depreciation and amortization expense for the quarter ended September 30, 1997 reflects an increase of $13,000 or .6% of revenue as compared to the quarter ended September 30, 1996 as a result of the purchase of new assets, capitalized during the third quarter of 1997. Amortization expense reflects a total decrease of $20,000 from the quarter ended September 30, 1997 as compared to 1996, which is a direct result of the "Covenant Not to Compete" having become fully amortized during the first quarter of 1997. Consolidated depreciation and amortization expense for the nine months ended September 30, 1997 reflects a total decrease of $87,000 from the nine months ended September 30, 1996.
Amortization expense reflects a total decrease of $50,000 for the
nine months ended September 30, 1997   as compared to the same
period of 1996, which is a direct result of the fully amortized covenant described above. Depreciation expense for this nine month period of 1997 reflects a reduction of $37,000 in conjunction with the sale of certain assets as a result of the Company's previous restructuring programs and various other assets becoming fully depreciated.

     Interest expense decreased $18,000 from the quarter ended September 30, 1997 as compared to the corresponding period of 1996. The decrease in interest expense reflects the reduced borrowing levels on the Heller Financial, Inc. revolving loan and term note. Offsetting this reduced interest expense, during the third quarter of 1997, was the Preferred Stock dividend totaling $99,000 incurred in conjunction with the Series 3 Class C, Series 4 Class D and Series 5 Class E Convertible Preferred Stock as issued in July 1996, June 1997, and July 1997, respectively. As a result of the issuance of the Series 4 Class D and Series 5 Class E Preferred Stock during 1997, dividends increased by $35,000 for the third quarter of 1997 as compared to the same quarter of 1996. Interest expense for the nine months ended September 30, 1997 decreased $124,000, as compared to the same period of 1996. This decrease also reflects the reduced borrowing levels on the Heller Financial, Inc. revolving loan and term note. Offsetting this reduced interest expense for the nine months ended September 30, 1997, was the Preferred Stock dividend totaling $262,000 incurred in conjunction with the Series 3 Class C, Series 4 Class D and Series 5 Class E Convertible Preferred Stock as issued in July 1996, June 1997, and July 1997, respectively. The dividend expense for the nine months ended September 30, 1997 reflects an increase of $188,000 as compared to the same period of 1996.

Facility Disruption
___________________
     As previously discussed, on January 27, 1997, an explosion and resulting tank fire occurred at PFM's facility, a hazardous waste storage, processing and blending facility. See Note 5 "Facility Disruption" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for further information and discussion of certain forward-looking statements contained herein and certain cautionary statements relating thereto.

     As a result of the explosion and resulting tank fire at the PFM facility, TDEC issued the TDEC Order, which alleges that the facility violated certain hazardous waste rules and regulations promulgated by the TDEC. The TDEC Order assessed a penalty against PFM of approximately $144,000 and ordered, among other things, that
(a) the facility cease blending operations, (b) the facility's permit to construct a new hazardous waste tank storage area, which has not yet been constructed, be revoked, and (c) PFM implement certain other actions. PFM has responded to the TDEC Order and asserted that the TDEC Order was issued against the wrong party, that PFM did not violate any rules and regulations and that the TDEC is not entitled to such penalties. The Company intends for PFM to vigorously defend itself in connection with this matter. This paragraph contains forward-looking statements which are subject to certain factors that could cause the actual results to differ materially from anticipated results, including, but not limited to, certain factors set forth in "Forward-Looking Statements" of this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Liquidity and Capital Resources of the Company
______________________________________________
     At September 30, 1997, the Company had cash and cash equivalents of $110,000. This cash and cash equivalents total reflects an increase of $65,000 from December 31, 1996, as a result of net cash used in operations of $619,000, cash used in investing activities of $949,000 (principally purchases of equipment, net totaling $899,000, partially offset by the proceeds from the sale of property and equipment of $52,000) and cash provided by financing activities of $1,633,000 (principally from the proceeds from issuance of stock totaling $3,380,000, partially offset by repayments of long-term debt and the revolving loan and term note facility). Accounts receivable, net of allowances, totaled $5,063,000, a decrease of $486,000 from the December 31, 1996 balance of $5,549,000, which reflects the reduced revenue levels during the third quarter, and improved collection activities.

     Under the Heller Agreement, as entered into in January 1995, the Company was provided a term loan of $2,500,000 and a revolving loan facility in the amount of $7,000,000. The term loan is for a term of 36 months, payable in monthly installments of $42,000 and a balloon payment for the balance on January 31, 1998. The revolving loan facility is reduced by the outstanding unpaid principal amount due on the term loan and is subject to the maximum credit availability, determined through a monthly borrowing base equal to 80% of the eligible accounts receivable (as defined in the loan agreement) of the Company and its subsidiaries. The termination date of the revolving loan facility is also January 31, 1998. See Note 2 to Notes to Consolidated Financial Statements.

     As noted above, the Heller Agreement has a scheduled termination date of January 31, 1998. The Company is currently negotiating with Heller for the renewal of this Agreement and has received proposals from two other potential lenders, one of which has provided a commitment, to replace the term and revolving loans provided to the Company by Heller. There are no assurances that such a renewal or new credit facility will be obtained. As a result of this scheduled termination date, and in compliance with Generally Accepted Accounting Principles, the Company has reclassified as a current liability $2,666,000 outstanding under the Heller Agreement that would otherwise be classified as long-term debt. As of September 30, 1997, the Company was in default of, among other things, the "Minimum EBITDA", "Capital Expenditure Limit" and "Fixed Charge Coverage" financial covenants of the Agreement. The financial covenant defaults are principally a result of the facility disruption and resulting net loss incurred by the Perma-Fix of Memphis, Inc. ("PFM") facility due to an explosion and fire in January 1997 (see Note 5) and the additional capital spending in conjunction with the equity raised during 1997. The Company is currently negotiating with Heller for a waiver of this default. Heller has tentatively agreed to forebear from exercising any rights and remedies under the Heller Agreement as a result of these defaults and continues to make normal advances under the revolving loan facility.

     As of September 30, 1997, the borrowings under the Company's revolving loan facility with Heller totaled $2,173,000, a decrease of $706,000 from the December 31, 1996 balance of $2,879,000, with a related additional borrowing availability of $1,271,000, based on 80% of the amount of eligible receivables of the Company as of September 30, 1997. The balance on the term loan totaled $993,000, as compared to $1,383,000 at December 31, 1996. Total indebtedness under the Heller Agreement, as amended, as of September 30, 1997 was $3,166,000, a decrease of $1,096,000 from the December 31, 1996, balance of $4,262,000. See Note 2 to Notes to Consolidated Financial Statements.

     Pursuant to the Sixth Amendment, the Company was obligated to raise an additional $700,000 on or before August 15, 1997, of which $150,000 was to be received by June 15, 1997. During the second quarter of 1997 and July, 1997, the Company fully satisfied this covenant obligation, having raised approximately $3,632,000 principally through insurance proceeds with regard to the vandalism at the Perma-Fix of Ft. Lauderdale, Inc. ("PFL") facility in 1996 and from the issuance of the 2,500 shares of newly-created Series
4 Class D Convertible Preferred Stock ("Series 4 Preferred"), and the issuance of 350 shares of newly created Series 5 Class E Convertible Preferred Stock ("Series 5 Preferred"), as further discussed in Note 4 to Notes to Consolidated Financial Statements.

     The Company received net proceeds of $2,650,000 (after deduction of the payment of $200,000 for broker's commissions, but prior to any legal fees and other costs in connection with the sale of the Series 4 Preferred and the Series 5 Preferred, the exchange of the Series 4 Preferred and Series 5 Preferred for the Series 6 Preferred and Series 7 Preferred, respectively, and for registration of the Common Stock issuable upon conversion of Series 6 Preferred and Series 7 Preferred. Each share of Series 4 Preferred and Series 5 Preferred sold for $1,000 per share and has a liquidation value of $1,000. The Company used the net proceeds to reduce its revolving line of credit. The Company reborrowed a significant portion of such funds for capital improvements at the Company's various facilities, working capital and payment of trade payables.

     Ally Capital Corporation ("Ally") had previously provided the Company with an equipment financing arrangement to finance the purchase of capital equipment. As of September 30, 1997, the Company's outstanding principal balance owing under this equipment financing arrangement was $796,000. The Company has fully utilized this equipment financing arrangement with Ally. As of September 30, 1997, the Company was in default of the "Minimum EBITDA", "Capital Expenditure Limit" and "Fixed Charge Coverage" financial covenants of the Agreement. The defaults are principally a result of the facility disruption and resulting net loss incurred by the Perma-Fix of Memphis, Inc. ("PFM") facility due to an explosion and fire in January 1997 (see Note 5) and the additional capital spending in conjunction with the equity raised during 1997. The Company is currently negotiating with Ally for a waiver of these defaults and has received proposals from two other potential lenders to replace Ally. Based upon the Company's discussions with Ally, the nature and reason for said default and the significant collateral position securing this equipment financing agreement, the Company has chosen not to reclassify the long-term balance of $165,000 at September 30, 1997 as a current liability. See Note 2 to Notes to Consolidated Financial Statements.

     At September 30, 1997, the Company had $4,901,000 in aggregate principal amounts of outstanding debt, as compared to $6,360,000 at December 31, 1996. This decrease in outstanding debt of $1,459,000 during the nine month period ended September 30, 1997 is principally a result of the repayment of the Heller revolving loan facility as a result of the issuance of the Series 4 Preferred and Series 5 Preferred. The total indebtedness under the Heller Agreement decreased during the nine month period ended September 30, 1997 by $1,096,000.

     As of September 30, 1997, total consolidated accounts payable for the Company was $2,739,000, a decrease of $938,000 from the December 31, 1996 balance of $3,677,000. This decrease is principally a result of the proceeds from the Series 4 and Series
5 Preferred issued during June and July 1997.

     The Company's net purchases of new capital equipment for the nine month period ended September 30, 1997 totaled approximately $899,000, excluding financed capital expenditures of $287,000. These expenditures were for improvements to the operations, including two (2) capital expansion projects and the construction of certain mixed waste equipment within the Waste Management Services segment, and other capital expenditures necessary to maintain compliance with federal, state or local permit standards. These capital expenditures were principally funded through the operating cash flow of the Company, proceeds from the Series 4 and Series 5 Preferred issued during June, and July 1997 and utilization of the Heller revolving loan facility. The Company has budgeted capital expenditures of $1,250,000 for 1997 (excluding any expenditures at PFM due to the explosion and fire), which includes completion of the two (2) above noted capital expansion projects estimated to be approximately $200,000, as well as other identified capital and permit compliance expenditures. The Company anticipates funding these capital expenditures by a combination of lease financing with lenders other than the equipment financing arrangement discussed above, proceeds from the Series 4 Preferred and Series 5 Preferred, and/or internally generated funds. As of September 30, 1997, the Company's purchases of new capital equipment totaled $1,185,000, of which approximately $287,000 was financed. The Company's statements regarding its anticipated ability to fund such capital expenditures are forward-looking statements and are subject to certain factors that could cause actual results to differ materially from such statements, including, but not limited to, the factors discussed under "Forward-Looking Statements" of this "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

     The working capital deficit position at September 30, 1997 was $2,718,000, as compared to a deficit position of $773,000 at December 31, 1996. The September 30, 1997, deficit position includes the reclassification of the Heller long-term debt to current, as a result of the Heller Agreement's scheduled termination date of January 31, 1998. In compliance with Generally Accepted Accounting Principles, the Company has reclassified as a current liability $2,666,000 outstanding under the Agreement that would otherwise be classified as long-term debt. If the Company would not have had to reclassify $2,666,000 of the debt due to Heller under the Agreement, the September 1997 working capital deficit position would have been $53,000, which would reflect an improvement of $720,000 from the December deficit position. The Company is currently negotiating with Heller for the renewal of this Agreement and has received proposals from two other potential lenders to replace Heller, although no assurance can be given that such a renewal or new credit facility will be obtained.

     As previously discussed, the Company's subsidiary, PFM, sustained an explosion and fire at its TSD facility in Memphis, Tennessee, on January 27, 1997, damaging certain hazardous waste storage tanks and causing certain limited contamination at the facility. The facility was non-operational until May 1997, at which
time it began limited operations.   PFM is in the process of
repairing or removing the damaged tanks and removing or remediating the contamination caused by the explosion and fire. During the period subsequent to this explosion and fire, PFM has accepted and will continue to accept waste for processing and disposal, but has arranged for other facilities owned by the Company or subsidiaries of the Company or others not affiliated with the Company to process such waste. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Facility Disruption." The Company and PFM have property and business interruption insurance. The Company has settled its property and contents claim for $522,000. The Company is presently in the process of negotiating with its insurance carrier regarding the amount of business interruption insurance that may be recoverable by PFM as a result of such occurrence. Certain statements contained in this paragraph are forward-looking statements and are subject to certain factors that could cause actual results to differ materially from those set forth above, including, but not limited to, certain factors set forth under "Forward-Looking Statements" of this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In summary, the Company has taken a number of steps to improve its operations and liquidity as discussed above, which during the first nine months of 1997 was negatively impacted by the disruption from the PFM explosion and fire. If the Company is unable to continue to improve its operations and to continue profitability in the foreseeable future, such would have a material adverse effect on the Company's liquidity position and on the Company. This is a forward-looking statement and is subject to certain factors that could cause actual results to differ materially from those in the forward-looking statement, including, but not limited to, certain factors set forth in "Forward-Looking Statements" of this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's ability to continue profitability or, if the Company is not able to continue profitability, whether the Company is able to raise additional liquidity in the form of additional equity or debt.

Environmental Contingencies
     The Company is engaged in the waste management services segment of the pollution control industry. As a participant in the on-site treatment, storage and disposal market and the off-site treatment and services market, the Company is subject to rigorous federal, state and local regulations. These regulations mandate strict compliance and therefore are a cost and concern to the Company. Because of the integral role of these regulations in providing quality environmental services, the Company makes every reasonable attempt to maintain complete compliance with these regulations; however, even with a diligent commitment, the Company, as with many of its competitors, may be required to pay fines for violations or investigate and potentially remediate its waste management facilities. See Note 3 to Notes to Consolidated Financial Statements and "Facility Disruption."

     The Company routinely uses third party disposal companies, who ultimately destroy or secure landfill residual materials generated at its facilities or at a client's site. The Company, compared to certain of its competitors, disposes of significantly less hazardous or industrial by-products from its operations due to rendering material non-hazardous, discharging treated waste waters to publicly-owned treatment works and/or recycling wastes into saleable products. In the past, numerous third party disposal sites have improperly managed wastes and consequently require remedial action. As a result, any party utilizing these sites in the past or present may be liable for some or all of the remedial costs. Despite the Company's aggressive compliance and auditing procedures for disposal of wastes, the Company could, in the future, be notified that it is a potentially responsible party at a remedial action site, which could have a material adverse effect on the Company.

     In addition to budgeted capital expenditures of $1,250,000 for 1997 at the Company's treatment, storage, and disposal facilities, which are necessary to maintain permit compliance and improve operations, as discussed above, excluding capital expenditures due to the fire and explosion at the PFM facility, the Company has also budgeted for 1997 an additional $350,000 in environmental expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at two locations of which approximately $165,000 has been spent during the nine months ended September 30, 1997. The two locations where these expenditures will be made are at a certain leased property in Dayton, Ohio, a former RCRA storage facility operated by the former owners of PFD and leased by a predecessor of PFD, and PFM's facility in Memphis, Tennessee (excluding any capital expenditures due to the previously discussed fire and explosion at PFM). Additional funds will be required for the next five to fifteen years to properly investigate and remediate these sites. The Company has accrued $1,468,000 for estimated costs of remediating these two sites (excluding any expenditures due to the fire and explosion at PFM), which is projected to be the maximum exposure and is expected to be performed over a period in excess of ten (10) years. The Company expects to fund these expenses to remediate these two sites from funds generated internally. This is a forward looking statement and is subject to numerous conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Forward Looking Statements".

Recent Accounting Pronouncement
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. EPS for the three and nine months ended September 30, 1997 and 1996 computed under SFAS 128 would not be materially different than previously computed.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("FAS 130") and No. 131, "Disclosure about Segments of an Enterprise and Related Information, " ("FAS 131"). FAS 130 Establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.
Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. The Company has not determined the impact that the adoption of these new accounting standards will have on its future financial statements and disclosures.

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                   PART II - Other Information


Item 1.   Legal Proceedings
          _________________
     There are no additional legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the fiscal year ended December 31, 1996 or Part II, Item 1 of the Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997.

     During September 1994, Perma-Fix of Memphis, Inc. ("PFM"), formerly American Resource Recovery Corporation ("ARR") and a subsidiary of the Company, was sued by Community First Bank ("Community First") to collect a note in the principal sum of $341,000 that was allegedly made by ARR to CTC Industrial Services, Inc. ("CTC") in February 1987 (the "Note"), and which was allegedly pledged by CTC to Community First in December 1988 to secure certain loans to CTC. This lawsuit styled Community First Bank v. American Resource Recovery Corporation, was instituted on
September 14, 1994, and is pending in the Circuit Court, Shelby County, Tennessee. The Company was not aware of either the Note or its pledge to Community First at the time of the Company's acquisition of PFM in December 1993. The Company vigorously defended itself in connection therewith and filed a third party complaint against Billie Kay Dowdy, who was the sole shareholder of PFM immediately prior to the acquisition of PFM by the Company, alleging that Ms. Dowdy was required to defend and indemnify the Company and PFM from and against this action under the terms of the
agreement relating to the Company's acquisition of PFM.   This
matter was settled on August 29, 1997. PFM and Dowdy each agreed to pay the plaintiff $45,000 in exchange for a full and complete release and a dismissal of the above matter.

          Item 2.   Changes in Securities
          _____________________
     (c) During the quarter ended September 30, 1997, the Company sold, or entered into an agreement to sell, equity securities that were not registered under the Securities Act of 1933, as amended ("Securities Act"), as follows:

              (i) On or about June 11, 1997, the Company issued to RBB Bank Aktiengesellschaft, located in Graz, Austria ("RBB Bank"), 2,500 shares of newly-created Series 4 Class D Convertible Preferred
     Stock, par value $.001 per share ("Series 4 Preferred"), at a price of $1,000 per share, for an aggregate sales price of $2,500,000.
     The sale to RBB Bank was made in a private placement under Rule 506 of Regulation D under the Securities Acts of 1933, as amended ("Securities Act"), pursuant to the terms of a Subscription and Purchase Agreement, dated June 9, 1997, between the Company and RBB Bank ("Subscription Agreement"). The Series 4 Preferred has a liquidation preference over the Company's Common Stock equal to $1,000 consideration per outstanding share of Series 4 Preferred
     (the "Liquidation Value"), plus an amount equal to all accrued and unpaid dividends. The Series 4 Preferred accrues dividends on a cumulative basis at a rate of four percent (4%) per annum of the Liquidation Value ("Dividend Rate"), and is payable semi-annually when and as declared by the Board of Directors. No dividends or other distributions may be paid or declared or set aside for payment on the Company's Common Stock until all accrued and unpaid dividends on all outstanding shares of Series 4 Preferred have been paid or set aside for payment. Dividends may be paid, at the option of the Company, in the form of cash or Common Stock of the Company.
     If the Company pays dividends in Common Stock, such is payable in the number of shares of Common Stock equal to the product of (a) the quotient of (i) the Dividend Rate divided by (ii) the average of the closing bid quotation of the Common Stock as reported on the NASDAQ for the five trading days immediate prior to the date the dividend is declared, times (b) a fraction, the numerator of which is the number of days elapsed during the period for which the dividend is to be paid and the denominator of which is 365.

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

               Effective September 16, 1997 the Company entered into an Exchange Agreement with RBB Bank ("RBB Exchange Agreement") which provided that the 2,500 shares of Series 4 Preferred and the RBB Series 4 Warrants were tendered to the Company in exchange for (i) 2,500 shares of a newly created Series 6 Class F Preferred Stock, par value $.001 per share ("Series 6 Preferred"), (ii) two warrants each to purchase 187,500 shares of Common Stock exercisable at $1.8125 per share, and (iii) one warrant to purchase 281,250 shares of Common Stock exercisable at $2.125 per share (collectively, the "RBB Series 6 Warrants"). The RBB Series 6 Warrants are for a term of three (3) years and may be exercised at any time after December 31, 1997, and until June 9, 2000.

               The  conversion  price of  the Series 6 Preferred  shall be
     $1.8125 per share, unless the closin    bid quotation of the Common
     Stock is lower than $2.50 in twenty (20) out of any thirty (30) consecutive trading days after March 1, 1998, in which case, the conversion price per share shall be the lesser of (A) the product of the average closing bid quotation for the five (5) trading days immediately preceding the conversion date multiplied by eighty percent (80%) or (B) $1.8125 with the minimum conversion price being $.75, which minimum will be eliminated from and after September 6, 1998. The remaining terms of the Series 6 Preferred are substantially the same as the terms of the Series 4 Preferred.

          (ii) On or about July 14, 1997, the Company issued to the Infinity Fund, L.P. ("Infinity"), 350 shares of newly-created Series 5 Class E Convertible Preferred Stock, par value $.001 per share ("Series 5 Preferred"), at a price of $1,000 per share, for an aggregate sales price of $350,000. The sale to Infinity was made in a private placement under Rule 506 of Regulation D under the Securities Acts of 1933, as amended, pursuant to the terms of a Subscription and Purchase Agreement, dated July 7, 1997, between the Company and Infinity ("Infinity Subscription Agreement"). The Company intends to utilize the proceeds received on the sale of Series 5 Preferred for the payment of debt and general working capital.

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

        The holder of the Series 5 Preferred may convert into Common Stock up to 175 shares of the Series Preferred on and after November 3, 1997, and the remaining 175 shares of the Series 5 Preferred on and after December 3, 1997. The conversion price per share is the lesser of (a) the product of the average closing bid quotation for the five trading days immediately preceding the conversion date
     multiplied by 80% or (b) $1.6875.   The minimum conversion price is
     $.75, which minimum will be eliminated from and after September 6, 1998. The Company will have the option to redeem the shares of Series 5 Preferred (a) between July 14, 1998, and July 13, 2001, at a redemption price of $1,300 per share if at any time the average closing bid price of the Common Stock for ten consecutive trading days is in excess of $4.00, and (b) after July 13, 2001, at a redemption price of $1,000 per share. The holder of the Series 5 Preferred will have the option to convert the Series 5 Preferred prior to redemption by the Company. A certain number of shares of Common Stock issuable upon conversion of the Series 5 Preferred is subject to certain registration rights pursuant to the Infinity Subscription Agreement.

              Effective September 16, 1997, the Company entered into an Exchange Agreement with Infinity ("Infinity Fund Exchange Agreement") which provided that the 350 shares of Series 5 Preferred were tendered to the Company in exchange for (i) 350 shares of a newly created Series 7 Class G Preferred Stock, par value $.001 per share ("Series 7 Preferred"), and (ii) one Warrant to purchase up to 35,000 shares of Common Stock exercisable at $1.8125 per share ("Series 7 Warrant"). The Infinity Fund Series
     7 Warrant is for a term of three (3) years and may be exercised at any time after December 31, 1997, and until July 7, 2000.

         The conversion price of the Series 7 Preferred shall be $1.8125 per share, unless the closing bid quotation of the Common Stock is lower than $2.50 per share in twenty (20) out of any thirty (30) consecutive trading days after March 1, 1998, in which case, the conversion price per share shall be the lesser of (i) the product of the average closing bid quotation for the five (5) trading days immediately preceding the conversion date multiplied by eighty percent (80%) or (ii) $1.8125, with the minimum conversion price being $.75, which minimum will be eliminated from and after September 6, 1998. The remaining terms of the Series 7 Preferred are substantially the same as the terms of the Series 5 Preferred.

        (iii)  On June 30, 1997, the Company entered into a Stock
     Purchase Agreement ("Centofanti Agreement") with Dr. Louis F. Centofanti, under which the Company agreed to sell, and

     Dr. Centofanti agreed to purchase 24,381 shares of the Company's Common Stock. The purchase price was $1.6406 per share representing 75% of the $2.1875 closing bid price of the Common Stock as quoted on the NASDAQ on the date that Dr. Centofanti notified the Company of his desire to purchase such shares. Pursuant to the terms of the Centofanti Agreement, Dr. Centofanti was to pay the Company the aggregate purchase price of $40,000 for the 24,381 shares of Common Stock. Dr. Centofanti purchased 12,190 shares, during July for $20,000, and during October, the Agreement was amended to reduce the number of shares of Common Stock that Dr. Centofanti is to acquire under the Centofanti Agreement to the 12,190 shares already acquired by Dr. Centofanti under the Centofanti Agreement, upon consideration of the certain recent accounting pronouncements related to stock based compensation. The sale of the shares pursuant to the Centofanti Agreement and its subsequent amendment dated October 7, 1997, for the sale of 12,190 shares were authorized by the Company's Board of Directors.

            (iv) On July 30, 1997, the Company entered into a Stock Purchase Agreement ("Gorlin Agreement") with Mr. Steve Gorlin, a Director of the Company, whereby the Company agreed to sell, and Mr. Gorlin agreed to purchase, 200,000 shares of the Company's
     Common Stock.   The purchase price was $2.125 per share
     representing the closing bid price of the Common Stock as quoted on the NASDAQ on July 30, 1997. Pursuant to the terms of the Gorlin Agreement, Mr. Gorlin agreed to pay the Company the aggregate purchase price of $425,000 for the 200,000 shares of Common Stock. In order to induce Mr. Gorlin to enter into the amendment to the Gorlin Agreement, and to purchase the Common Stock on the terms and subject to the conditions thereof, PESI agreed to issue a three (3) year Warrant to Mr. Gorlin for the purchase of 100,000 shares of Common Stock at $2.40 per share. Under the Gorlin Agreement, Mr. Gorlin agreed to tender $425,000 during August, 1997, however, pursuant to an amendment to the Gorlin Agreement, which was entered into on October 7, 1997, the payment schedule was modified such that Mr. Gorlin agreed to tender the $425,000 on or before November 30, 1997.

          Item 3.   Defaults Upon Senior Securities
          _______________________________
     Since the quarter ended September 30, 1997 and continuing through the date of this report, the Company has not been in compliance with certain financial covenants contained in the Company's loan agreement with Heller Financial, Inc. ("Heller") relating to the Company's term loan and revolving line of credit and the loan agreement with Ally Capital Corporation ("Ally") relating to certain equipment financing. Since September 30, 1997, the Company has been in default on the "Minimum EBITDA", "Capital Expenditure Limit" and "Fixed Charge Coverage" financial covenants contained in such loan agreements, principally a result of the facility disruption and resulting net loss incurred by the Perma-Fix of Memphis, Inc. ("PFM") facility due to an explosion and fire in January 1997 and the additional capital spending in conjunction with the equity raised during 1997. The Company is currently negotiating with Heller and Ally for a waiver of such defaults, but there are no assurances that the Company will receive such waivers. Neither Heller nor Ally have accelerated payments of the loans as of the date of this report as a result of such default, and Heller is continuing to make advances to the Company under the revolving line of credit as of the date of this report in accordance with the terms thereof. See Note 2 to Notes to Consolidated Financial Statements and "Management's Discussion and
Analysis of Financial Condition and Results of Operations   Liquidity and
Capital Resources of the Company."

Item 6.   Exhibits and Reports on Form 8-K
          ________________________________

     (a)  Exhibits
          ________
         3(i) Restated Certificate of Incorporation, as amended, and all Certificates of Designations.

         3(ii) Bylaws, as incorporated by reference to the Company's Registration Statement, No. 33-51874.

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

         4.7   Certificate of Designations of Series 6 Class F
               Convertible Preferred Stock, dated November 6,
               1997, incorporated by reference from Exhibit 3 (i) above.

         4.8   Specimen copy of Series 6 Class F Convertible
               Preferred Stock Certificate.

         4.9   Certificate of Designations of Series 7 Class G
               Convertible Preferred Stock, dated October 30,
               1997, incorporated by reference from Exhibit 3 (i) above.

        4.10   Specimen copy of Series 7 Class G Convertible
               Preferred Stock Certificate.

        4.11 Exchange Agreement dated November 6, 1997, to be considered effective as of September 16, 1997, between the Company and RBB Bank.

        4.12 Exchange Agreement dated as of October 31, 1997, to be considered effective as of September 16, 1997, between the Company and the Infinity Fund, L.P.

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

        10.3 Common Stock Purchase Warrant ($1.50) dated June 9, 1997, between the Company and J W Charles
               Securities, Inc. is incorporated by reference from
               Exhibit 4.6 to the Company's Form 8-K, dated
               June 11, 1997.

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

        10.6   Amended Stock Purchase Agreement, dated October 7,
               1997, between the Company and Dr. Louis F.
               Centofanti.

        10.7   Amended Stock Purchase Agreement, dated October 7,
               1997, between the Company and Steve Gorlin.

        10.8 Stock Purchase Agreement, dated July 31, 1997, between the Company and Steve Gorlin.

        10.9 Employment Agreement, dated October 1, 1997, between the Company and Dr. Louis F. Centofanti.

          27   Financial Data Schedule


     (b)  Reports on Form 8-K
          ___________________
                    A current report on Form 8-K (Item 5. Other Event) was filed on July 25, 1997 reporting that on July 14, 1997, the Company issued 350 shares of its newly created Series
          5 Class E Preferred Stock at a price of $1,000 per share, for an aggregate sales price of $350,000. It is also reported that on June 30, 1997, the Company entered into a Stock Purchase Agreement with Dr. Louis F. Centofanti to purchase 24,381 shares of Common Stock at a purchase price of $1.6406 per share, for an aggregate sales price of $40,000.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                PERMA-FIX ENVIRONMENTAL
                                SERVICES, INC.


Date: November 18, 1997         By: /s/ Dr. Louis F. Centofanti
                                    ____________________________
                                     Dr. Louis F. Centofanti
                                     Chairman of the Board
                                     Chief Executive Officer


                                By: /s/ Richard T. Kelecy
                                    ____________________________
                                     Richard T. Kelecy
                                     Chief Financial Officer

                          EXHIBIT INDEX



                                                           Page No.
                                                           ________

Exhibit 3(i)   Restated Certificate of Incorporation,
               as amended, and all Certificates of
               Designations.........................          33

Exhibit 3(ii)  Bylaws, as incorporated by reference to
               the Company's Registration Statement,
               No. 33-51874...........................         *

Exhibit 4.1    Subscription and Purchase Agreement,
               dated June 9, 1997, between the
               Company and RBB Bank Aktiengesellschaft
               is incorporated by reference from
               Exhibit 4.1 to the Company's Form 8-K,
               dated June 11, 1997....................           *

Exhibit 4.2    Certificate of Designations of Series 4
               Class D Convertible Preferred Stock,
               dated June 9, 1997, is incorporated by
               reference from Exhibit 4.2 to the
               Company's Form 8-K, dated June 11, 1997..          *

Exhibit 4.3    Specimen copy of Certificate relating to
               the Series 4 Class D Convertible
               Preferred Stock is incorporated by reference
               from Exhibit 4.3 to the Company's Form
               8-K, dated June 11, 1997..................          *

Exhibit 4.4    Subscription and Purchase Agreement, dated
               July 7, 1997, between the Company and The
               Infinity Fund, L.P. is incorporated by reference
               from Exhibit 4.1 to the Company's Form 8-K,
               dated July 7, 1997.........................          *

Exhibit 4.5    Certificate of Designations of Series 5 Class E
               Convertible Preferred Stock, dated July 14, 1997,
               is incorporated by reference from Exhibit 4.2 to
               the Company's Form 8-K, dated July 7, 1997....       *

Exhibit 4.6    Specimen copy of Series 5 Class E Convertible
               Preferred Stock certificate is incorporated by
               reference from Exhibit 4.3 to the Company's Form
               8-K dated July 7, 1997..........................     *

Exhibit 4.7 Certificate of Designations of Series 6 Class F Convertible Preferred Stock, dated November 6, 1997, incorporated by reference from Exhibit 3(i)
               herein.........................................

Exhibit 4.8    Specimen copy of Series 6 Class F Convertible
               Preferred Stock Certificate . . . . . . . . .        142

Exhibit 4.9    Certificate of Designations of Series 7 Class G
               Convertible Preferred Stock, dated October 30,
               1997, incorporated by reference from
               Exhibit 3 (i) herein..........................

Exhibit 4.10   Specimen copy of Series 7 Class G Convertible
               Preferred Stock Certificate..................

Exhibit 4.11   Exchange Agreement dated November 6, 1997, to be
               considered effective as of September 16, 1997,
               between the Company and RBB Bank...............      144

Exhibit 4.12   Exchange Agreement dated as of October 31, 1997,
               to be considered effective as of September 16,
               1997, between the Company and the Infinity Fund,
               L.P..............................................    172

Exhibit 10.1   Common Stock Purchase Warrant ($2.10) dated June 9,
               1997, between the Company and RBB Bank Atktiengellschaft
               is incorporated by reference from Exhibit 4.4 to the
               Company's Form 8-K, dated June 11, 1997...........        *

Exhibit 10.2   Common Stock Purchase Warrant ($2.50) dated June 9,
               1997, between the Company and RBB Bank Aktiengesellschaft is incorporated by reference from Exhibit 4.5 to the
               Company's Form 8-K, dated June 11, 1997............       *

Exhibit 10.3 Common Stock Purchase Warrant ($1.50) dated June 9, 1997, between the Company and J W Charles Securities, Inc. is incorporated by reference from Exhibit 4.6 to the
               Company's Form 8-K, dated June 11, 1997..............      *


Exhibit 10.4 Common Stock Purchase Warrant ($2.00) dated June 9, 1997, between the Company and J W Charles Securities, Inc. is incorporated by reference from Exhibit 4.7 to the
               Company's Form 8-K, dated June 11, 1997................    *

Exhibit 10.5   Stock Purchase Agreement, dated June 30, 1997, between
               the Company and Dr. Louis F. Centofanti is incorporated
               by reference from Exhibit 4.4 to the Company's Form 8-K,
               dated June 7, 1997.....................................    *

Exhibit 10.6   Amended Stock Purchase Agreement, dated October 7, 1997,
               between the Company and Dr. Louis F. Centofanti.........   203

Exhibit 10.7   Amended Stock Purchase Agreement, dated October 7, 1997,
               between the Company and Steve Gorlin....................   209

Exhibit 10.8   Stock Purchase Agreement, dated July 31, 1997, between
               the Company and Steve Gorlin...........................    216

Exhibit 10.9   Employment Agreement, dated October 1, 1997, between the
               Company and Dr. Louis F. Centofanti.....................   223

Exhibit 27     Financial Data Schedule..................................  240

*incorporated by reference