Form 10-K
period 1997-12-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 1998-04-14
CIK 891532

=================================================================
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                       ____________________

                            Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended    December 31, 1997
                          __________________________
                                or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________

                   Commission File No. 1-11596
                                       _______

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
      (Exact name of registrant as specified in its charter)

         Delaware                            58-1954497
(State or other jurisdiction          (IRS Employer Identification
of incorporation or organization)       Number)

1940 N.W. 67th Place
Gainesville, FL                         32653
Address of principal                 (Zip Code)
executive offices)

                          (352)373-4200
                 (Registrant's telephone number)

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of April 6, 1998, based on the closing sale price of such stock as reported by NASDAQ on such day, was $18,728,567. The Company is listed on the NASDAQ SmallCap
Market and the Boston Stock Exchange.

As of April 6, 1998, there were 11,867,898 shares of the registrant's common stock, $.001 par value, outstanding, excluding 920,000 shares held as treasury stock.

Documents Incorporated by reference: Portions of the definitive Proxy Statement dated April 20, 1998, to be delivered to Shareholders in connection with the Annual Meeting of Shareholders to be held May 20, 1998, are incorporated by reference into Part III.
=================================================================

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                              INDEX

<CAPTION
                                                           Page No.
PART I

       Item 1.   Business. . . . . . . . . . . . . . . . . . .1

       Item 2.   Properties. . . . . . . . . . . . . . . . . 10

       Item 3.   Legal Proceedings . . . . . . . . . . . . . 10

       Item 4.   Submission of Matters to a Vote of
             Security Holders. . . . . . . . . . . . . . . . 11

       Item 4A. Executive Officers of the Company. . . . . . 12

PART II

       Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters. . . . . . . . . . . . 14

       Item 6.   Selected Financial Data . . . . . . . . . . 15

       Item 7.   Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . 16

       Item 8.   Financial Statements and Supplementary
          Data . . . . . . . . . . . . . . . . . . . . . . . 27

       Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . 57

PART III

       Item 10. Directors and Executive Officers of
             the Registrant. . . . . . . . . . . . . . . . . 58

       Item 11. Executive Compensation . . . . . . . . . . . 58

       Item 12. Security Ownership of Certain Beneficial
           Owners and Management . . . . . . . . . . . . . . 58

       Item 13. Certain Relationships and Related
           Transactions. . . . . . . . . . . . . . . . . . . 58

PART IV

       Item 14. Exhibits, Financial Statement Schedules
            and Reports on Form 8-K. . . . . . . . . . . . . 59

                              PART I

ITEM 1.  BUSINESS

Company Overview

Company Overview and Principal Products and Services
     Perma-Fix Environmental Services, Inc. (the "Company") is a Delaware corporation, engaged through its subsidiaries, in the (i) treatment, storage, processing, and disposal of hazardous and non-hazardous waste, mixed waste which, through its subsidiaries, is both low-level radioactive and hazardous, the development of nuclear and mixed waste treatment technologies, industrial waste and wastewater management services; and (ii) environmental engineering and consulting services to industry and government for broad-scope environmental issues, including environmental management programs, regulatory permitting, compliance and auditing, landfill design, field testing and characterization. The Company services research institutions, commercial companies and governmental agencies nationwide. Distribution channels for services are through direct sales to customers or via intermediaries. The Company has grown through both acquisitions and internal development.

     The Company was incorporated in December of 1990 as a Delaware corporation. Its executive offices are located at 1940 N.W. 67th
Place, Gainesville, Florida 32653.

     A more detailed summary of the Company's industrial waste management and consulting engineering services is provided below:

     Waste Management Services: The Company provides, through subsidiaries, off-site waste storage, treatment, processing and disposal services through its five treatment, storage and disposal ("TSD") facility subsidiaries: Perma-Fix Treatment Services, Inc. ("PFTS") located in Tulsa, Oklahoma; Perma-Fix of Dayton, Inc. ("PFD"), located in Dayton, Ohio; Perma-Fix of Ft. Lauderdale, Inc. ("PFL"), located in Ft. Lauderdale, Florida; Perma-Fix of Florida, Inc. ("PFF"), located in Gainesville, Florida and Perma-Fix of Memphis, Inc. ("PFM"), located in Memphis, Tennessee. The Company has discontinued all fuel blending activities at its PFM facility, the principal business segment for this subsidiary prior to the January 1997 fire and explosion. PFM currently provides, on a limited basis, an off-site waste storage and transfer facility and continues to explore other new markets for utilization of this facility.

     PFTS is a permitted facility that provides transportation, treatment and storage of liquid hazardous and non-hazardous wastes and stabilization of liquid and solid drum residues. In addition, PFTS is permitted to dispose of non-hazardous liquid waste, including characteristic hazardous liquid waste in which the hazardous characteristics are removed prior to injection into a deepwell located at PFTS' facility. Prior to disposal, all hazardous liquids are processed in a manner designed to remove or eliminate the hazardous characteristics of the liquids. PFTS is permitted to dispose in the deepwell non-hazardous waste liquids (including, but not limited to, characteristic waste liquids for which the hazardous characteristics have been removed). The deepwell has been specifically designed and constructed for this purpose.

     PFD operates a permitted hazardous waste treatment and storage facility to collect and treat oily wastewaters and used oil from both small and large quantity generators and provides hazardous waste treatment and blending services for collecting and processing organic solvents, sludges, and solids for use as substitute fuels in cement kilns, and management of various other hazardous and non-hazardous wastes.

     PFL is a permitted facility that collects and treats hazardous wastewaters, oily wastewaters, used motor oils and other waste petroleum products. Recycled waste oil is sold as "on-specification" fuel. PFL also provides underground storage tank cleaning and removal support services, and other tank and pit cleaning activities that complement the facility's treatment capabilities.

     PFF specializes in the processing and treatment of certain types of wastes containing both low-level mixed radioactive and hazardous wastes, which are known in the industry as mixed waste. Its four basic services include the treatment and processing of waste Liquid Scintillation Vials (LSVs), the processing and handling of other mixed and radioactive wastes, collection and processing of organic solvents and sludges for fuel blending, and management of various other hazardous and non-hazardous wastes.
The LSVs are generated primarily by institutional research agencies and biotechnical companies. These wastes contain mixed (low-level) radioactive materials and hazardous waste (flammable) constituents. This business began in 1983 and to this date has processed over one million ft3 of LSV waste. Management believes that PFF controls approximately 80% of the available LSV business in the country.
The business has expanded into receiving and handling other types of mixed wastes primarily from the nuclear utilities, the U.S. Department of Energy ("USDOE") and other government facilities.
PFF manages the activities at the facility under a license from the State of Florida Office of Radiation Control and a RCRA Part B permit.

     Through its wholly-owned subsidiary, Industrial Waste Management, Inc. ("IWM"), located in St. Louis, Missouri, the Company is engaged in supplying and managing non-hazardous and hazardous waste to be used by cement plants as a substitute fuel or as a source of raw materials used in the production of cement.

     The Company, through two subsidiaries (Perma-Fix, Inc. ("PFI") and Reclamation Services, Inc. ("RSI")), also provides on-site (at the generator's site) waste treatment services to convert certain types of characteristic hazardous wastes into non-hazardous waste by removing those characteristics which categorize such waste as "hazardous" and treats non-hazardous waste as an alternative to off-site waste treatment and disposal methods. These services are
provided by PFI and RSI  through "Service Centers."   Service
Centers are located in Tulsa, Oklahoma, and Albuquerque, New Mexico. PFI does not treat on-site waste that is specifically listed as hazardous waste by the U.S. Environmental Protection Agency ("EPA") under the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), but treats only non-hazardous waste and characteristic waste deemed hazardous under RCRA. PFF and PFI also provides on-site waste treatment services for certain low level radioactive and mixed wastes, for industrial firms, the USDOE and other governmental facilities.

     PFM is a permitted facility that had previously provided transportation, storage, treatment and disposal services to hazardous and non-hazardous waste generators. On January 27, 1997, an explosion and resulting tank fire occurred at the PFM facility, which resulted in damage to certain hazardous waste storage tanks located on the facility and caused certain limited contamination at the facility. Such occurrence was caused by welding activity performed by employees of an independent contractor at or near the facility's hazardous waste tank farm contrary to instructions by PFM. The facility was non-operational from the date of this event until May 1997, at which time it began limited operations. PFM continued to accept waste for processing and disposal, but arranged for other facilities owned by the Company or subsidiaries of the Company or others not affiliated with the Company to process such waste. The utilization of other facilities to process such waste resulted in higher costs to PFM than if PFM were able to store and process such waste at its Memphis, Tennessee, TSD facility, along with the additional handling and transportation costs associated with these activities. As a result of the significant disruption and the cost to rebuild and operate this segment, the Company made a strategic decision in February 1998, to discontinue its fuel blending operations at PFM and to convert PFM into a storage and transfer facility. PFM entered into an agreement with the appropriate agency of the state of Tennessee to cease fuel blending at the facility. PFM intends to operate such facility only to store hazardous waste in which it is permitted to store and to operate such facility as a transfer facility. The fuel blending operations represented the principal line of business for PFM prior to this event, which included a separate class of customers, and its discontinuance has required PFM to attempt to develop new markets and customers, through the utilization of the facility as a storage facility under its RCRA permit and as a transfer facility.

     PFM has received settlements from its insurance carrier of approximately $522,000, less $25,000 deductible, as to claims for loss of contents and $1,475,000, as to its claim for business interruption relating to the fire and explosion. See "Legal

Proceedings", "Management Discussion and Analysis of Financial
Condition and Results of Operation", and Note 4 to Notes to
Consolidated Financial Statements for a discussion of certain discontinued operations.

     For 1997, the Company's waste management services business accounted for approximately 83.6% of the Company's total revenue, as compared to approximately 79.5% for 1996, which excludes discontinued operations.

     Consulting Engineering Services: The Company provides environmental engineering and regulatory compliance consulting services through its subsidiaries, Schreiber, Yonley & Associates ("SYA") located in St. Louis, Missouri, and Mintech, Inc. ("Mintech") located in Tulsa, Oklahoma. SYA specializes in environmental management programs, permitting, compliance and auditing, in addition to landfill design, field investigation, testing and monitoring. SYA clients are primarily industrial, and include extensive work in the cement manufacturing industry. Mintech specializes in environmental and geotechnical consulting, engineering, geology, hydrogeology and geophysics, including evaluating, selecting and implementing the appropriate environmental solutions to problems involving soil and water. In addition, Mintech personnel routinely provide training services required under RCRA and the Superfund Amendments and Reauthorization Act ("SARA") to private industry, governmental agencies and military installations. The engineering firms also provide the necessary support, compliance and training as required by the Company's waste management services segment. During 1997 environmental engineering and regulatory compliance consulting services accounted for approximately 16.4% of the Company's total revenue, as compared to 20.5% in 1996, which excludes discontinued operations.

Segment Information and Foreign and Domestic Operations and Export
Sales
     During 1997, the Company was engaged in two industry segments:
(i) treatment, storage, processing and disposal of hazardous, non-hazardous and mixed wastes; and (ii) environmental engineering and consulting services. See Note 14 of Notes to Consolidated Financial Statements included in this report. Most of the Company's activities were conducted in the Southeast, Southwest and Midwest portions of the United States. The Company had no foreign operations or export sales during 1997.

Importance of Patents and Trademarks, or Concessions Held
     The Company does not believe that it is dependent on any particular patent or trademark in order to operate its business or any significant segment thereof. The Company has received registration through the year 2000 for the service mark "Perma-Fix" by the U.S. Patent and Trademark office.

     The Company owns patents covering various systems for the processing of waste materials in cement kilns. The Company has an agreement with Continental Cement Company which provides for the payment of royalties to Continental at such time as one or more of the above patents are licensed to other cement manufacturers for the processing of waste materials.

     The Company does not believe the on-site waste treatment processes utilized by PFI are patentable. The Company does, however, believe that its level of expertise in utilizing such processes is substantial, and, therefore, maintains such processes as a trade secret of the Company. The Company maintains a policy whereby key employees of PFI who are involved with the implementation of the treatment processes utilized by the Company sign confidentiality agreements with respect to non-disclosure of such processes.

     The Company has developed a new process ("New Process") designed to remove certain types of organic hazardous constituents from soils or other solids and sludges ("Solids"). This New Process will be used at PFF's facility and is designed to remove the organic hazardous constituents from the solids through a water based system. The Company has filed a patent application with the U.S. Patent and Trademark Office covering the New Process. As of the date of this report, the Company has not received a patent for the New Process, and there are no assurances that such a patent will be issued to the Company. Until development by the Company of this New Process, the Company was not aware of a relatively simple and inexpensive process that would remove the organic hazardous constituents from solids without elaborate and expensive equipment or expensive treating agents. Due to the organic hazardous constituents involved, the disposal options for such materials are extremely limited, resulting in high disposal cost when there is a disposal option available. By removing the organic hazardous waste constituents from the solids to a level where the solids may be returned to the ground, the generator's disposal options for such waste are substantially increased, allowing the generator to dispose of such waste at substantially less costs. As of the date of this report, the Company has only used the New Process, in a limited basis, for commercial use. As a result, there are no assurances that the New Process will perform as presently expected. It is anticipated that the New Process will be ready for full commercial use on or before the end of 1998. Further, changes to current environmental laws and regulations could limit the use of the New Process or the disposal option available to the generator. See"--Permits and Licenses."

Permits and Licenses
     The Company's business is subject to extensive, evolving and increasingly stringent federal, state and local environmental laws and regulations. Such federal, state and local environmental laws and regulations govern the Company's activities regarding the treatment, storage, processing, disposal and transportation of hazardous, non-hazardous and radioactive wastes, and require the Company and/or its subsidiaries to obtain and maintain permits, licenses and/or approvals in order to conduct certain of their waste activities. Failure to obtain and maintain such permits or approvals would have a material adverse effect on the Company, its operations and financial condition. Moreover, as the Company expands its operations it may be required to obtain additional approvals, licenses or permits, and there can be no assurance that the Company will be able to do so.

     PFTS is presently operating its hazardous waste storage and treatment activities under a RCRA Part B permit. It operates its deepwell injection disposal facility under a non-hazardous waste permit issued by the state of Oklahoma.

     PFF operates its hazardous and low-level radioactive waste activities under a RCRA Part B permit and a radioactive materials license issued by the state of Florida. PFF's current low-level radioactive license was renewed for five (5) years on August 18, 1995, and has subsequently been amended for expanded radioactive waste management activities. These include larger numbers of radioisotopes, increased radioactive chemical/physical forms, research and development, and holding times of up to three (3) years.

     PFD operates a hazardous and non-hazardous waste treatment and storage facility under a RCRA Part B permit granted January 3, 1996.

     PFM is operating its hazardous waste storage facility under a RCRA permit.

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

     The Company believes that its on-site waste treatment services conducted by PFI and RSI do not require federal environmental permits provided certain conditions are met, and the Company has received written verification from each state in which it is presently operating that no such permit is required provided certain conditions are met. There can be no assurance that states in which the Company's waste facilities presently do business, other states in which the Company's waste facilities may do business in the future, or the federal government will not change policies or regulations requiring the Company to obtain permits to carry on its on-site activities.

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

Dependence Upon a Single or Few Customers
     The majority of the Company's revenues for fiscal 1997 have been derived from hazardous and non-hazardous waste management services provided to a variety of industrial and commercial customers. The Company's customers are principally engaged in research, biotechnical development, transportation, chemicals, metal processing, electronic, automotive, petrochemical, refining and other similar industries, in addition to government agencies that include the U.S. Department of Energy ("USDOE"), U.S. Department of Defense ("USDOD"), and other federal, state and local agencies. The Company is not dependent upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on the Company, and during 1997 the Company did not make sales to any single customer that in the aggregate amount represented more than ten percent (10%) of the Company's consolidated revenues.

Competitive Conditions
     The Company competes with numerous companies that are able to provide one or more of the environmental services offered by the Company and many of which may have greater financial, human and other resources than the Company. However, the Company believes that the range of waste management and environmental consulting, treatment, processing and remediation services it provides affords it a competitive advantage with respect to certain of its more specialized competitors. The Company believes that the treatment processes it utilizes offer a cost savings alternative to more traditional remediation and disposal methods offered by the Company's competitors.

     Many other companies presently provide services similar to those provided by the Company (except in the low-level radioactive and hazardous mixed waste area, which has only a few competitors), and there continues to be intense competition within certain segments of the waste management industry, which has resulted in reduced gross margin levels for those segments. Competition in the waste management industry is likely to increase as the industry continues to mature, as more companies enter the market and expand the range of services which they offer and as the Company and its competitors move into new geographic markets. The Company believes that there are no formidable barriers to entry into certain of the on-site treatment business' within which it operates through its subsidiaries. The Company believes that the permitting requirements, and the cost to obtain such permits, are barriers to the entry of hazardous waste TSD facilities and radioactive activities as presently operated by the Company through its subsidiaries. Certain of the non-hazardous waste operations of the Company, however, do not require such permits and, as a result, entry into these non-hazardous waste businesses would be easier.
In addition, at present there is only one other facility in the United States that provides low-level radioactive and hazardous waste processing of scintillation vials, which requires both a radioactive license and a hazardous waste permit. If the permit requirements for both hazardous waste storage, treatment and disposal activities and/or the licensing requirements for the handling of low level radioactive matters are eliminated or made easier to obtain, such would allow more companies to enter into these markets and provide greater competition to the Company.

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

     The Company believes that it is a significant participant in the delivery of off-site waste treatment services in the Southeast, Midwest and Southwest portions of the United States. The Company competes with TSD facilities operated by national, regional and independent environmental services firms located within a several hundred mile radius of the Company's facilities. The Company's subsidiary with permitted radiological activities solicits business on a nationwide basis, including the U.S. Territories and Antarctica.

     The Company's competitors for remediation services include national and regional environmental services firms that may have larger environmental remediation staffs and greater resources than the Company. The Company recognizes its lack of financial resources necessary to compete for larger remediation contracts and therefore, presently concentrates on remediation services projects within its existing customer base or projects in its service area which are too small for companies without a presence in the market to perform competitively.

     Environmental engineering and consulting services provided by the Company through Mintech and SYA involve competition with larger engineering and consulting firms. The Company believes that it is able to compete with these firms based on its established reputation in its market areas and its expertise in several specific elements of environmental engineering and consulting such as environmental applications in the cement industry.

Capital Spending, Certain Environmental Expenditures and Potential Environmental Liabilities
     During 1997, the Company spent approximately $1,767,000 in capital expenditures, which was principally for the expansion and improvements to the continuing operations. This 1997 capital spending total includes $263,000 of which was financed, but excludes $45,000 related to the PFM discontinued operation. For 1998, the Company has budgeted approximately $1,950,000 for capital expenditures to improve operations, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing and to maintain permit compliance requirements, and approximately $1,045,000 to comply with federal, state and local regulations in connection with remediation activities at two locations Environmental Processing Services, Inc. ("EPS"), an affiliated location with PFD, at approximately $210,000 and the PFM discontinued operation at approximately $835,000, see Note 4 and Note 9 to Notes to Consolidated Financial Statements). The Company intends to utilize a portion of the $1,475,000 insurance claim proceeds, related to the PFM fire and explosion (see Note 4 to Notes to Consolidated Financial Statements), received in March 1998, to fund such expenditures. However, there is no assurance that the Company will have the funds available for such budgeted expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources of the Company". The Company does not anticipate the ongoing environmental expenditures to be significant, with the exception of remedial activities at two locations. The two facilities where these expenditures will be made are EPS, a former RCRA storage and processing facility, and the remedial activity at the PFM facility. EPS operated its facility on property that it leased from an affiliate of EPS ("Leased Property").

     In June 1994, the Company acquired from Quadrex Corporation and/or a subsidiary of Quadrex Corporation (collectively, "Quadrex") three TSD companies, including the Dayton, Ohio, PFD facility. The former owners of PFD had merged EPS with PFD, which was subsequently sold to Quadrex. The Company, through its acquisition of PFD in 1994 from Quadrex, was indemnified by Quadrex for costs associated with remediating the Leased Property, which entails remediation of soil and/or groundwater restoration. The Leased Property used by EPS to operate its facility is separate and apart from the property on which PFD's facility is located. During 1995, in conjunction with the bankruptcy filing by Quadrex, the Company was required to advance $250,000 into a trust fund to support remedial activities at the Leased Property used by EPS, which was subsequently increased to $365,000. As discussed in Note 9 to the Consolidated Financial Statements, the Company has accrued approximately $420,000 for the estimated costs of remediating the Leased Property used by EPS, which is in excess of the current estimate for completion and will extend for a period of three (3) to five (5) years.

     The PFM facility is situated in an industrial setting in Memphis, Tennessee, with numerous industrial and commercial businesses proximate. Due to the acquisition of PFM, the Company assumed and recorded certain liabilities to remediate gasoline contaminated groundwater and investigate, under the hazardous and solid waste amendments, potential areas of soil contamination on PFM's property. Prior to the Company's ownership of PFM, the prior owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities. The Company has accrued approximately $970,000 for the estimated cost of remediating the groundwater contamination.

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

     Prior to the time of acquisition of PFM by the Company, gasoline has been detected in the groundwater at the PFM facility, and remediation of such gasoline is currently underway. See "BUSINESS -- Certain Environmental Expenditures". The PFM facility is situated in the vicinity of the Memphis Military Defense Depot (the "Defense Facility"), which Defense Facility is listed as a Superfund Site and is adjacent to the Allen Well Field utilized by Memphis Light, Gas & Water, a public water supply utilized in Memphis, Tennessee. Chlorinated compounds have previously been detected in the groundwater beneath the Defense Facility, as well as in very limited amounts in certain production wells in the adjacent Allen Well Field. Very low concentrations of certain chlorinated compounds have also been detected in the groundwater beneath the PFM facility and the possible presence of these compounds at PFM is currently being investigated. Based upon a study performed by the Company's environmental engineering group, the Company does not believe the PFM facility is the source of the chlorinated compounds in a limited number of production wells in the Allen Well Field and, as a result, does not believe that the presence of the low concentrations of chlorinated compounds at the PFM facility will have a material adverse effect upon the Company. The Company was also notified in January 1998 by the EPA that it is believed that PFM is a potentially responsible party ("PRP") regarding the remediation of a drum reconditioning facility located in Memphis. See "Legal Proceedings" for further discussion of this potential environmental liability.

Number of Employees
     As of December 31, 1997, the Company and its subsidiaries employed approximately 226 persons, of which approximately 52 were assigned to the Company's engineering and consulting segment and approximately 168 to the waste management segment. The Company is not a party to any collective bargaining agreement covering its employees. The Company believes its relationship with its employees is good.

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

     Atomic Energy Act. The Atomic Energy Act of 1954 governs the safe handling and use of Source, Special Nuclear and Byproduct materials in the U.S. and its territories. This act authorized the Atomic Energy Commission (now the Nuclear Regulatory Commission) to enter into "Agreements with States to carry out those regulatory functions in those respective states except for Nuclear Power Plants and federal facilities like the VA hospitals and the USDOE operations." On July 1, 1964, the state of Florida signed this Agreement. Thus, the state of Florida (with the USNRC oversight), Office of Radiation Control, regulates the radiological program of the PFF facility.

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

Insurance
     The Company currently has $1 million of general liability insurance coverage with $2 million in the aggregate plus $6 million excess umbrella coverage. In addition, the Company carries contractors' pollution and professional liability coverage of $2 million per occurrence and $4 million in the aggregate. The Company is required by EPA regulations to carry environmental impairment liability insurance providing coverage for damages on a claims-made basis in amounts of at least $1 million per occurrence and $2 million per year in the aggregate. To meet the requirements of customers, the Company has doubled these coverage amounts to $2 million per occurrence and $4 million per year in the aggregate.
In particular, the PFTS deepwell carries liability insurance of $4 million per occurrence and $8 million per year in the aggregate. The cost of the Company's insurance is substantial. Although the Company believes that its insurance coverage is presently adequate and similar to or greater than the coverage maintained by other companies of its size in the industry, there can be no assurance that liabilities that may be incurred by the Company will be covered by its insurance or that the dollar amount of such liabilities that are covered will not exceed the Company's policy limits. Furthermore, there can be no assurance that the Company will be able to continue to obtain adequate or required insurance coverage or, if obtainable, to be able to purchase it at affordable rates. If the Company has difficulty in obtaining such coverage, it could be at a competitive disadvantage with other companies and/or may be unable to continue certain of its operations.

Year 2000 Issues
     The staff of the Commission has indicated that each public company should discuss its "Year 2000" issues. The Year 2000 problem arises because many computer systems were designed to identify a year using only two digits, instead of four digits, in order to conserve memory and other resources. For instance, "1997" would be held in the memory of a computer as "97."

     When the year changes from 1999 to 2000, a two digit system
would read the year as changing from "99" to "00."   For a variety
of reasons, many computer systems are not designed to make such a date change or are not designed to "understand" or react appropriately to such a date change. Therefore, as the date changes to the year 2000, many computer systems could completely stop working or could perform in an improper and unpredictable manner.

     The Company has conducted a review of its computer systems to identify the systems which it anticipated could be effected by the Year 2000 issue and it believes that all such systems were already, or have been converted to be, Year 2000 compliant. Such conversion, where required, did not entail material expenditure by the Company. Pursuant to the Company's Year 2000 planning, the Company has requested information regarding the computer systems of its key suppliers, customers, creditors and financial service organizations and has been informed that they are substantially Year 2000 compliant. There can be no assurance, however, that such key organizations are actually Year 2000 compliant and that the Year 2000 issue will not adversely affect the Company's financial position or results of operations. The Company believes that its expenditures in addressing its Year 2000 issues along with any potential effect on the Company's earnings will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.   PROPERTIES

     The Company's principal executive offices are located at 1940 N.W. 67th Place, Gainesville, Florida 32653. The Company's waste management operations are located in Gainesville and Ft. Lauderdale, Florida; Dayton, Ohio; Tulsa, Oklahoma; Albuquerque, New Mexico and Memphis, Tennessee. The Company's consulting engineering services are located in Tulsa, Oklahoma and St. Louis, Missouri. The Company also maintains a sales office in Tijuana, California, Kansas City, Missouri, and a satellite engineering office in Kailua, Hawaii.

     The Company, through its subsidiaries, owns five facilities and has an option to purchase another facility at a nominal amount at the end of the lease term, all of which are in the United States. In addition, the Company leases four properties for office space, one of which also contains a warehouse and one additional property that is utilized strictly as warehouse space, all of which are located in the United States as described above.

     The Company believes that the above facilities currently provide adequate capacity for the Company's operations and that additional facilities are readily available in the regions in which the Company operates.

ITEM 3.   LEGAL PROCEEDINGS

     In May 1995, PFM, a subsidiary of the Company, became aware that the U.S. District Attorney for the Western District of Tennessee and the Department of Justice were investigating certain prior activities of W. & R. Drum, Inc. ("W.R. Drum") its successor, First Southern Container Company, and any other facility owned or operated, in whole or in part, by Johnnie Williams. PFM used W.
R. Drum to dispose of certain of its used drums. In May 1995, PFM received a Grand Jury Subpoena which demanded the production of any documents in the possession of PFM pertaining to W. R. Drum, First Southern Container Company, or any other facility owned or operated, and holder in part, by Johnnie Williams. PFM complied with the Grand Jury Subpoena. Thereafter, in September of 1995, PFM received another Grand Jury Subpoena for documents from the Grand Jury investigating W. R. Drum, First Southern Container Company and/or Johnnie Williams. PFM complied with the Grand Jury Subpoena. In December 1995, representatives of the Department of Justice advised PFM that it was also currently a subject of the investigation involving W. R. Drum, First Southern Container
Company, and/or Johnnie Williams.   In accordance with certain
provisions of the Agreement and the Plan of Merger relating to the prior acquisition of PFM, on or about January 2, 1996, PFM notified Ms. Billie K. Dowdy of the foregoing, and advised Ms. Dowdy that the Company and PFM would look to Ms. Dowdy to indemnify, defend and hold the Company and PFM harmless from any liability, loss, damage or expense incurred or suffered as a result of, or in connection with, this matter.

     During January 1998, PFM was notified by the EPA that the EPA had conducted remediation operations at a site owned and operated by W.R. Drum in Memphis, Tennessee (the "Drum site"). By correspondence dated January 15, 1998 ("PRP Letter"), the EPA has informed PFM that it believes that PFM is a PRP regarding the remediation of the Drum site, primarily as a result of acts by PFM prior to the time PFM was acquired by the Company. The PRP Letter states that the EPA is continuing to investigate other PRPs regarding the Drum site which may be liable for certain remediation costs of the Drum site. The PRP Letter estimated the remediation costs incurred by the EPA for the Drum site to be approximately $1,400,000 as of November 30, 1997, and the EPA has orally informed the Registrant that such remediation has been substantially complete as of such date. Because CERCLA provides that liability for PRPs for a particular site is joint and several, the PRP Letter includes a demand by the EPA from PFM for the full amount of the remediation of the Drum site, including interest on such amount, as provided for in CERCLA. The EPA has advised PFM that PFM was a PRP at the Drum site; and that the EPA believes that PFM supplied a substantial amount of the drums at the Drum Site, during a portion of the years in which W.R. Drum was in operation. In addition, the EPA has advised PFM that it has sent PRP Letters to approximately 50 other PRP's making demand upon such other PRPs regarding the Drum site. The Company is currently investigating the allegations set forth in the PRP Letter and intends to vigorously defend against such allegations and the associated demand regarding remediation costs of the Drum site. The Company has notified certain of the previous owners of PFM that the Company will seek recovery from them as PRPs in the event PFM is determined to be a PRP regarding the Drum site. However, no assurance can be made that PFM will be able to recover remediation costs from such previous owners. If PFM is determined to be liable for all or a substantial portion of the remediation cost incurred by the EPA at the Drum site, such could have a material adverse effect on the Company.

     On January 27, 1997, an explosion and resulting tank fire occurred at PFM's facility in Memphis, Tennessee, a hazardous waste storage, processing and blending facility. See "Business Company Overview and Principal Products and Services" and Note 4 "Discontinued Operations" of the Notes to Consolidated Financial Statements. As a result of the fire and explosion, the Tennessee Department of Environmental and Conservation ("TDEC") issued an order in a matter styled In the Matter of Perma-Fix Incorporated, Division of Solid Waste Management, Case No. 97-0097, Tennessee Department of Environmental and Conservation (the "Order"), and in such Order alleged that PFM violated certain rules and regulations of the TDEC and assessed a penalty of $145,000 against PFM as a result of the above-referenced occurrence. The TDEC and the Company have settled the Order. Under the terms of the settlement between the TDEC and PFM, dated February 3, 1998, the TDEC and PFM agreed, among other things, (i) that as a result of the fire and explosion, which were caused by employees of an independent contractor, certain hazardous waste was released into the soil at PFM's facility; (ii) that PFM submitted to the TDEC a soil removal plan ("plan"), which plan is designed to remediate the soil at PFM's facility that was impacted by such release, the plan has been approved by the TDEC, and that PFM is currently implementing the plan, and (iii) PFM agreed to pay the TDEC a civil penalty of approximately $108,000, payable as follows: $25,000 within 60 days and the balance payable in quarterly installments of approximately $10,400 each beginning June 1, 1998, and on the first day of each quarter thereafter until paid in full (with all or a portion of the quarter installments payable by the Company accepting CERCLA waste from the TDEC on a dollar for dollar basis under certain conditions). In addition, under the settlement, PFM has agreed to cease fuel blending at its Memphis, Tennessee, facility and to implement an amended approved closure plan of its hazardous waste tank farm, at such facility, subject to certain exceptions.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of stockholders ("Annual
Meeting") was held on November 12, 1997. At the Annual Meeting, the following matters were voted on and approved by the shareholders:

     1. The election of four (4) directors to serve until the next annual meeting of stockholders or until their respective successors are duly elected and qualified;

     2.   Approval and ratification of the appointment of BDO
          Seidman, LLP as the independent auditors of the Company for fiscal 1997.

     At the Annual Meeting the four (4) nominated directors were elected to serve until the next annual meeting of stockholders. The directors elected at this annual meeting of stockholders and the votes cast for, against and abstentions for each director are as follows:

                                                               Abstentions
                                                  Withhold     and Broker
                                       For       Authority     Non-Votes
                                    _________   ___________   ___________
  Dr. Louis F. Centofanti           7,791,962     22,200           -
  Mark A. Zwecker                   7,891,762     22,400           -
  Steve Gorlin                      7,876,962     37,200           -
  Jon Colin                         7,914,162     22,400           -

     Also, at the Annual Meeting the shareholders approved the appointment of BDO Seidman, LLP as the independent auditors of the Company for fiscal 1997.

     The votes for, against and abstentions and broker non-votes are as follows:

                                                         Abstentions
                                                         and Broker
                                      For      Against   Non-Votes
                                   _________   _______   __________
     Approval and Ratification     7,893,962   19,500       700
     of the Appointment of
     BDO Seidman, LLP as the
     Independent Auditors

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth, as of the date hereof, information concerning the executive officers of the Company:

                              Principal Occupation and
Executive Officer(1)              Other Information
_________________             ________________________
Dr. Louis F. Centofanti  Dr. Centofanti has served as Chairman of
Chairman of the Board,   the Board since he jointed the Company in
President and            February, 1991. Dr. Centofanti also served
Chief Executive Officer  as President and Chief Executive Officer
Age 54                   of the Company from February, 1991 until
                         September,  1995 and again in March, 1996
                         was elected to serve as President and
                         Chief Executive Officer of the Company
                         and continues as Chairman of the Board.
                         From 1985 until joining the Company,
                         Dr. Centofanti served as Senior Vice
                         President of USPCI, Inc., a large
                         hazardous waste  management company,
                         where he was responsible for managing the
                         treatment,  reclamation and technical
                         groups within USPCI.  In 1981, he founded
                         PPM, Inc., a hazardous waste management
                         company specializing in the treatment of
                         PCB contaminated oils which was
                         subsequently sold to USPCI.  From 1978 to
                         1981,  Dr. Centofanti served as Regional
                         Administrator of the U.S. Department of
                         Energy  for the southeastern region of
                         the United States.  Dr. Centofanti has a
                         Ph.D. and a M.S. in Chemistry from the
                         University of Michigan, and a B.S. in
                         Chemistry from Youngstown State
                         University.

Mr. Richard T. Kelecy    Mr. Kelecy  was  elected Chief Financial
Chief Financial Officer  Officer in September 1995.  He previously
Age:  42                 served as Chief Accounting Officer and
                         Treasurer of the Company since July 1994.
                         From 1992 until June 1994, Mr. Kelecy was
                         Corporate Controller and Treasurer for
                         Quadrex Corporation.  From 1990 to 1992
                         Mr. Kelecy was Chief Financial Officer
                         for Superior Rent-a-Car, and from 1983 to
                         1990 held various positions at Anchor
                         Glass Container Corporation including
                         Assistant Treasurer.  Mr. Kelecy holds a
                         B.A. in Accounting and Business
                         Administration from Westminster College.

Mr. Roger Randall        Mr. Randall has served as Vice-President/
Vice President           General Manager of PFD since its acquisi-
Industrial Services      tion  by the  Company  in  1994  and  was
Age: 54                  elected to the position of Vice President
                         Industrial Services of the Company in
                         December 1997.  From 1982 to 1995,
                         Mr. Randall has been associated with PFD
                         under several ownerships.  He has served
                         a variety of management roles from
                         Operations Manager to Chairman of the
                         Board and Chief Executive Officer.
                         Previous to his involvement with the
                         waste management industry, Mr. Randall
                         spent 17 years in public education
                         serving a variety of administrative
                         roles.  He has a B.S. from Wittenburg
                         University and an M.A. from Wright State
                         University.

Mr. Bernhardt Warren     Mr. Warren  has  served as Vice President
Vice President           and General  Manager  of  PFF since July
Nuclear Services         1996 and  was elected to the position of
Age: 49                  Vice President Nuclear Services of the
                         Company in December 1997.  He has held
                         various positions at PFF since 1982,
                         including Radiation Safety Officer.  He
                         previously held the position of Manager
                         of the Office of Radiation Control for
                         the Florida State Department of Health
                         and Rehabilitative Services from 1973 to
                         1982.  He has a B.S. degree in Biology
                         from Florida Southern College, an M.P.A.,
                         Public Administration from Florida State
                         University, and graduated from numerous
                         U.S. Nuclear Regulatory Commission
                         training programs.  Mr. Warren has
                         authored more than a dozen technical
                         papers and has achieved Master Level as a
                         Certified Hazards Material Officer.

Mr. Timothy Kimball      Mr. Kimball has served as Vice President
Vice President           of two  wholly-owned subsidiaries of the
Technical Services       Company  since  January,  1991  and  was
Age: 52                  elected to the position of Vice President
                         Technical Services of the Company in
                         December 1997.  He previously served as
                         the Hazardous Waste Coordinator and
                         Technical Representative for Rinchem
                         Company, Inc. from 1985 to 1991.  He also
                         served a variety of management roles
                         ranging from Planning Director, Partner
                         and President, as well as Technical and
                         Research Assistant for the University of
                         New Mexico.  He has a B.A. in Political
                         Science and Public Administration from
                         the University of Louisville, and an M.A.
                         in Anthropology from the University of
                         New Mexico.
__________________________

     (1) There is no family relationship between any of the executive officers.

                            PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, with a par value of $.001 per share, is traded on the NASDAQ SmallCap Market ("NASDAQ") and the Boston Stock Exchange ("BSE") under the symbol "PESI" on NASDAQ and "PES" on the BSE. Effective December 1996, the Company's Common Stock also began trading on the Berlin Stock Exchange under the symbol "PES.BE." The following table sets forth the high and low bid prices quoted for the Common Stock during the periods shown. The source of such quotations and information is the NASDAQ Stock market statistical summary reports:

                                           1997                  1996
                                   ___________________     _________________
                                    Low           High      Low         High
                                   _____        ______     _____       _____
Common Stock:  1st Quarter         1 1/8        1 3/8          1       1 3/4
               2nd Quarter        2 3/16      2 15/16      29/32      2 7/16
               3rd Quarter       1 15/16            2      1 1/2      2 9/16
               4th Quarter        2 1/16        2 1/4     1 5/16      2 7/16

     Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups or commissions and may not represent actual transactions.

     As of December 31, 1997, there were approximately 166 shareholders of record of the Company's Common Stock, including brokerage firms and/or clearing houses holding shares of the Company's Common Stock for their clientele (with each brokerage house and/or clearing house being considered as one holder). However, the total number of beneficial shareholders was approximately 2,077 on this date.

     Since its inception, the Company has not paid any cash dividends on its Common Stock and has no dividend policy. The Company does not intend, in the foreseeable future, to pay cash dividends on its Common Stock, and it intends to use all available cash for the Company's working capital. The Company's loan agreement prohibits paying any dividends on its Common Stock.

     In addition to the securities sold by the Company during 1997 as reported in the Company's Forms 10-Q for the quarters ended June 30, 1997 and September 30, 1997, which were not registered under the Securities Act of 1933, as amended ("Securities Act"), the Company sold or issued during 1997 the following securities which were also not registered under the Act:

  1. During 1997, the Company issued RBB Bank Aktiengesellschaft, located in Graz, Austria, 178,781 shares of the Company's Common Stock in payment of accrued and unpaid dividends in the Company's Series 3 Class C Convertible Preferred Stock ("Class 3 Preferred"), in accordance with the terms of the Series 3 Preferred. The following shares of Common Stock were issued to RBB Bank during 1997 in payment of the accrued and unpaid dividends in the Series 3 Preferred:

                                    Number of
                 Amount             Shares of          Date of
               of Dividend         Common Stock        Issuance
               ___________         ____________        _________
               $ 146,000             100,000            1/16/97
                   1,000                 442            5/28/97
                  10,000               7,035            6/11/97
                 152,000              66,336            7/14/97
                   7,000               4,581            8/13/97

     The issuance of the above described shares of Common Stock in payment of accrued and unpaid dividends in the Series 3
     Preferred, were issued pursuant to an exemption from registration under Section 4 (2) and/or D of the Securities
     Act.

  2. During 1997, the Company issued RBB Bank 1,027,974 shares of Common Stock upon the conversion of 1,500 shares of Series 3 Preferred pursuant to the terms of the Series 3 Preferred. The conversion of 1,500 shares of Series 3 Preferred during 1997 resulted in 4,000 shares of Series 3 Preferred remaining outstanding. The issuance of the above described shares of Common Stock as a result of conversion of 1,500 shares of Series 3 Preferred during 1997 were issued pursuant to an exemption from registration under Section 3 (a) (9) of the Securities Act.


ITEM 6.  SELECTED FINANCIAL DATA

     The financial data included in this table has been derived from the consolidated financial statements of the Company and its subsidiaries. Financial statements for the year ended December 31, 1997, 1996, 1995, and 1994 been audited by BDO Seidman, LLP and financial statements for the year ended December 31, 1993, have been audited by Coopers & Lybrand L.L.P.

Statement of Operations Data:
(Amounts in Thousands,
Except for Share
Amounts)                                    December 31,
                        _____________________________________________________
                        1997        1996        1995        1994(2)    1993
                       _______     _______     _______     _______    _______
Revenues(4)            $28,413     $27,041     $31,477     $23,522    $10,123
Net income (loss)
   from continuing
   operations              192        27        (3,494)     (1,201)    (1,895)
Net loss from discon-
   tinued operations    (4,101)     (287)       (5,558)(3)    (315)         -
Preferred Stock
   dividends              (352)   (2,145)(5)         -           -          -
Net loss applicable
   to Common Stock
   from continuing
   operations             (160)   (2,118)(5)    (3,494)     (1,201)    (1,895)
Net loss per common
   share(1) from con-
   tinuing operations     (.01)     (.24)(5)      (.44)       (.20)      (.44)
Weighted average number
   of common shares
   outstanding(1)       10,650      8,761        7,872       5,988      4,287

Balance Sheet Data:
                                        December 31,
                      _______________________________________________________
                        1997        1996       1995         1994(2)     1993
                      _______     _______     _______      _______    _______
Working capital
  (deficit)           $   754    $  (773)     $(9,372)    $  (705)    $ 1,278
Total assets           28,570     29,036       28,873      35,067      17,711
Long-term debt          4,981      6,360        8,478       6,041       2,349
Total liabilities      16,376     16,451       20,935      18,105       6,997
Stockholders' equity   12,194     12,585        7,938      16,962      10,714


(1) As adjusted to reflect the stock split approved by the Board of Directors in July 1992, and to reflect all stock options and warrants outstanding at December 31, 1993 as if such options and warrants had been outstanding for all periods presented prior to December 31, 1993. Net loss per share for the fiscal year ended December 31, 1994 has been restated, in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share," to reflect the issuance of contingent shares to Quadrex during 1995. As of December 31, 1997, the Company applied SFAS 128, the new standard of computing and presenting earnings per share. The adoption of SFAS 128 did not have a material effect on the Company's EPS presentation since the effects of potential common shares are antidilutive.

(2) Includes financial data of Perma-Fix of Florida, Inc., Perma-Fix of Dayton, Inc. and Perma-Fix of Ft. Lauderdale, Inc., as acquired from Quadrex Corporation and accounted for using the purchase method of accounting, from June 30, 1994.

(3) Includes write-down of impaired intangible permit related to an acquisition completed in December of 1993 and certain nonrecurring charges.

(4) Excludes revenues of Perma-Fix of Memphis, Inc., shown elsewhere as a discontinued operation.

(5) In March 1997, the Securities and Exchange Commission, ("Commission") announced its position in accounting for Preferred Stock which is convertible in Common Stock at a discount from the market rate on the date of issuance of such Preferred Stock. The Commission's position is that a Preferred Stock dividend should be recorded for the difference between the conversion price and quoted market price of Common Stock as determined on the date of issuance of such Preferred Stock. To comply with this position, the Company restated its prior year's financial statements to reflect a dividend of approximately $2 million related to the fiscal 1996 sales of convertible Preferred Stock. As a result, the amount noted in this table as the Company's net loss applicable to Common Stock for 1996 reflects the restated amount from the previously reported net loss applicable to Common Stock of $405,000 and the amount noted in this table as the Company's net loss per share of Common Stock for 1996 reflects the restated amount from the previously reported net loss per share of Common Stock of ($.05).

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained within this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). See "Special Note regarding Forward-Looking Statements" contained in this report.

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

     The Company is an active participant in the pollution control industry, which encompasses numerous segments ranging from residential solid waste collection and disposal to integrated remedial services for military and government installations, and the treatment and disposal of hazardous, mixed waste and wastewater. The industry was born out of the promulgation of federal, state and local environmental regulations. Over the last three to five years, waste minimization, in conjunction with maturing market conditions, has lead to acquisitions, consolidations and some firms exiting from certain segments in this industry. Today's business environment in the waste management industry is highly competitive, with customer cost containment, pricing pressures and market share consolidation prevalent. As a result of these industry conditions and under a new management team, the Company restructured its core businesses during 1995. In conjunction with these changes, the Company increased its emphasis on the research and development of innovative technologies for the treatment of nuclear, mixed waste, industrial waste and wastewater. This restructuring program included the closure of several poorly-performing service centers, the establishment of regional profit centers and the reduced overall cost structure and overhead carried by the Company. Charges related to this program are reflected in the operating results for the year ended December 31, 1995.

     On January 27, 1997, an explosion and resulting tank fire occurred at the PFM facility located in Memphis, Tennessee, which resulted in damage to certain hazardous waste storage tanks located on the facility, and caused certain limited contamination at the facility. Due to the nature of the loss, the significant disruption and limited operating activities at the facility, the Company made a strategic decision in February 1998, to discontinue its fuel blending operations at PFM. See "Business" and Note 4 to Notes to Consolidated Financial Statements and to "Discontinued Operations" in this section for further discussion on PFM. Hereafter, the PFM will be referred to as a discontinued operation, and excluded from the discussions on the operating results of the continuing operations.

     The reporting of financial results and pertinent discussions are tailored to two segments of the pollution control industry:
Waste Management Services and Consulting Engineering Services.

     Below are the results of operations for the Company for the years ended December 31, 1997, 1996 and 1995 (in thousands):

(Consolidated)         1997       %        1996      %         1995      %
______________        _______   _____     _______   _____    _______   _____
Revenue               $28,413   100.0     $27,041   100.0    $31,477   100.0
Cost of goods sold     19,827    69.8      18,912    69.9     23,764    75.5
                      _______   _____     _______   _____    _______   _____
      Gross Profit      8,586    30.2       8,129    30.1      7,713    24.5

Selling, general
  and administra-
  tive                  5,682    20.0       5,942    22.0      7,168    22.8
Depreciation and
  amortization          1,980     7.0       2,083     7.0      2,051     6.5
Nonrecurring
  charges                   -       -           -       -        987     3.1
Other income
  (expense):
  Interest income          41      .1          43      .2         58      .2
  Interest expense       (431)   (1.5)       (643)   (2.4)      (814)   (2.6)
  Other                  (342)   (1.2)        523     1.9       (245)    (.8)
                      ________  ______    ________  ______    ________  ______
Net income (loss)
  from continuing
  operations              192      .7          27        -    (3,494)   11.1
Loss from discon-
  tinued opera-
  tions                (4,101)  (14.4)       (287)    (1.1)   (5,558)  (17.7)
Preferred Stock
  dividends              (352)   (1.1)     (2,145)(1) (7.9)        -       -
                     ________   ______     ________   ______  ________ ______

     Net loss
      applicable
      to Common
      Stock         $ (4,261)  (14.9)    $(2,405)(1)  (8.9)  $(9,052)  (28.8)
                     ========  ======    ========    =====   ========  ======

(1) In March 1997, the Securities and Exchange Commission ("Commission") announced its position on accounting for Preferred Stock which is convertible in Common Stock at a discount from the market rate on the date of issuance of such Preferred Stock. The Commission's position is that a Preferred Stock dividend should be recorded for the difference between the conversion price and the quoted market price of Common Stock as determined on the date of issuance of such Preferred Stock. To comply with this position, the Company restated its prior year's financial statements to reflect a dividend of approximately $2 million related to the fiscal 1996 sales of convertible Preferred Stock. As a result, the amount noted in this table as the Company's net loss applicable to Common Stock for 1996 reflects the restated amount from the previously reported net loss applicable to Common Stock of $405,000.

Discontinued Operations
     On January 27, 1997, an explosion and resulting tank fire occurred at the PFM facility, a hazardous waste storage, processing and blending facility, which resulted in damage to certain hazardous waste storage tanks located on the facility and caused certain limited contamination at the facility. Such occurrence was caused by welding activity performed by employees of an independent contractor at or near the facility's hazardous waste tank farm contrary to instructions by PFM. The facility was non-operational from the date of this event until May 1997, at which time it began limited operations. During the remainder of 1997, PFM continued to accept waste for processing and disposal, but arranged for other facilities owned by the Company or subsidiaries of the Company or others not affiliated with the Company to process such waste. The utilization of other facilities to process such waste resulted in higher costs to PFM than if PFM were able to store and process such waste at its Memphis, Tennessee, TSD facility, along with the additional handling and transportation costs associated with these activities. As a result of the significant disruption and the cost to rebuild and operate this segment, the Company made a strategic decision, in February 1998, to discontinue its fuel blending operations at PFM. The fuel blending operations represented the principal line of business for PFM prior to this event, which included a separate class of customers, and its discontinuance has required PFM to attempt to develop new markets and customers, through the utilization of the facility as a storage facility under its RCRA permit and as a transfer facility. Accordingly, during the fourth quarter of 1997, the Company recorded a loss on disposal of discontinued operations of $3,053,000, which included $1,272,000 for impairment of certain assets and $1,781,000 for the establishment of certain closure liabilities.

     During December 1995, the Company recognized a permit impairment charge of $4,712,000, related to the December 1993 acquisition of PFM. The evaluation of this impairment included the review of prior operating results, the recent restructuring activities, including the reduction of all possible operating and overhead costs, margin and revenue enhancements, and the related estimate of future undiscontinued operating income. Based upon this review, the permit was deemed to be impaired and a charge recorded for the full carrying amount of this intangible permit, which is further discussed in Note 4 of the Notes to Consolidated Financial Statements.

     The net loss from the discontinued PFM operations for the years ended December 31, 1997, 1996, and 1995 ($1,048,000,
$287,000, and $5,558,000, respectively) are shown separately in the Consolidated Statements of Operations. The results of the discontinued PFM operations do not reflect management fees charged by the Company, but do include interest expense of $254,000, $169,000 and $138,000 during 1997, 1996 and 1995, respectively, specifically identified to such operations as a result of such operations actual incurred debt under the Corporation's revolving and term loan credit facility. During March of 1998, the Company received a settlement in the amount of $1,475,000 from its insurance carrier for the business interruption claim. This settlement was recognized as a gain in 1997 and thereby reducing the net loss recorded for the discontinued PFM operations in 1997. Earlier in 1997, PFM received approximately $522,000 (less its deductible of $25,000) in connection with its claim for loss of contents as a result of the fire and explosion which was utilized to replace certain assets and reimburse the Company for certain fire related expense.

     Revenues of the discontinued PFM operations were $1,878,000 in 1997, $3,996,000 in 1996 and $3,414,000 in 1995. These revenues are not included in revenues as reported in the Consolidated
Statements of Operation.  See Note 4 to Notes to Consolidated
Financial Statements for further discussion on PFM.

Summary -- Years Ended December 31, 1997 and 1996
     Consolidated net revenues increased $1,372,000, or 5.1% for continuing operations for the year ended December 31, 1997, compared to the year ended December 31, 1996. This increase is attributable to the Waste Management segment, which experienced an increase in revenues of approximately $2,259,000 during 1997, as compared to 1996. The Company's four (4) TSD's all experienced increased revenues during 1997, which in the aggregate totaled approximately $3,042,000 and were principally attributable to growth in the wastewater and mixed waste markets. The most significant TSD increase occurred at the PFF facility, which recognized a $2,184,000 increase resulting from new mixed waste contracts. Partially offsetting these increases within the waste management segment were two (2) sale transactions completed during 1996, whereby the Company sold its PermaCool Technology which had generated $689,000 in revenue during 1996 and sold its plastic recycling subsidiary (Re-Tech Systems, Inc.) which had generated $129,000 in revenue during 1996. This increase in the waste management segment was partially offset by a reduction in revenues of $887,000 in the Consulting Engineering segment. This consulting engineering reduction is partially a result of two one-time projects for 1996, which totaled $396,000 and were not duplicated in 1997, and a significant reduction in the Bartlesville, Oklahoma, three year project that reduced 1997 consulting engineering revenue by approximately $554,000 as compared to 1996.

     Cost of goods sold for the Company increased $915,000 or 4.8% to a total of $5,682,000 for the year ended December 31, 1997, compared to the year ended December 31, 1996. This consolidated increase in cost of goods sold reflects principally the increased operating, disposal, and transportation costs, corresponding to the increased revenues as discussed above. The resulting gross profit for the year ended December 31, 1997, increased to $8,586,000, which as a percentage of revenue is 30.2%, reflecting a slight improvement over 1996.

     Selling, general and administrative expenses decreased $260,000 or 4.4% for the year ended December 31, 1997, as compared to 1996. As a percentage of revenue, selling, general and administrative expense also decreased to 20.0% for the year ended December 31, 1997, compared to 22.0% for the same period in 1996. This decrease of $260,000 reflects a reduction in costs of $168,000 in the Consulting Engineering segment and a $153,000 reduction in costs in the Waste Management segment, which was partially offset by an increase of approximately $61,000 in corporate overhead, for certain outside services. The consolidated reduction in selling, general and administrative expenses reflects the Company's continued efforts towards reduced cost structure throughout the organization.

     Depreciation and amortization expense for the year ended December 31, 1997, reflects a decrease of $103,000 or .7% of revenue as compared to the year ended December 31, 1996. This decrease is attributable to a depreciation expense reduction of 47,000 due to the sale of certain assets as a result of the Company's previous restructuring programs and various other assets becoming fully depreciated. Amortization expense reflects a total decrease of $67,000 for the year ended December 31, 1997, as compared to the year ended December 31, 1996, which is a direct result of the "Covenant Not to Compete" having become fully amortized during the first quarter of 1997.

     Interest expense decreased $212,000 from year ended
December 31, 1997, as compared to the corresponding period of 1996. The decrease in interest expense reflects the reduced borrowing levels on the Heller Financial, Inc. revolving and term note and the Ally Capital Equipment Lease Agreements. Offsetting this reduced interest expense, during the year ended December 31, 1997, was the Preferred Stock dividend totaling $352,000 incurred in conjunction with the Series 3 Class C, Series 6 Class F, and series 7 Class G Convertible Preferred Stock. As a result of the issuance of the Series 6 Class F, and Series 7 Class G Preferred Stock during 1997, dividends increased by $207,000 for the year ended 1997 as compared to the year ended 1996. In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for Preferred Stock which is convertible into Common Stock at a discount from the market rate at the date of issuance. The Staff's position is that a Preferred Stock dividend should be recorded for the difference between the conversion price and the quoted market price of Common Stock, as determined at the date of issuance. To comply with this position, the Company restated its 1996 financial statements and recorded a dividend of approximately $2,000,000 related to the fiscal 1996 sales of certain series of Preferred Stock issued by the Company in 1996. See Note 6 to Notes to Consolidated Financial Statements.

Summary -- Years Ended December 31, 1996 and 1995
     Consolidated net revenues decreased $4,436,000, or 14% for the year ended December 31, 1996, compared to the year ended
December 31, 1995. This decrease reflects the impact of various restructuring programs initiated during 1995, which resulted in the consolidation and closure of certain offices, the divestiture of a subsidiary and the elimination of select low margin activities, as the Company continued to focus its efforts on certain business segments. During 1996, the Company experienced reduced revenues at PFL in Ft. Lauderdale, Florida, during the period that a capital expansion project at such facility was instituted. In addition, during such expansion, the PFL facility was vandalized in October 1996, resulting in a minimal reduction in revenues over a one month period. The combined reduction in revenues at PFL was approximately $718,000 during 1996, which was partially offset by increased revenues of $268,000 at certain other fixed-based facilities of the Company and receipt during 1996 of new contracts, such as the waste treatment project at the U.S. Department of Energy's Fernald, Ohio, facility.

     Cost of goods sold for the Company decreased $4,852,000, or 20% for the year ended December 31, 1996, compared to the year ended December 31, 1995. This decrease is partially attributable to the overall reduction in revenue, as discussed above, and to the cost benefit associated with the various restructuring programs and a reduced cost structure throughout the organization. This reduced cost structure can be further reflected by the cost of goods sold as a percentage of revenue, which was 69.9%, an improvement over the 1995 results of 75.5%.

     Selling, general and administrative expenses decreased 17% for the year ended December 31, 1996, as compared to 1995. As a percentage of revenue, selling, general and administrative expenses also decreased to 22.0% for the year ended December 31, 1996, compared to 22.8% for the same period in 1995. The decrease of $1,226,000 reflects the reduced administrative cost structure, resulting from the restructuring program, which reflected an overall reduction in administrative expenses of $1,441,000 during 1996. This reduced administrative cost was partially offset by an increase in marketing expenses of approximately $231,000 from 1995 to 1996, reflecting increased sales and marketing efforts as the Company focuses on new business areas of the waste industry.

     During 1995, the Company recorded several nonrecurring charges totaling $987,000, for certain unrelated events. Of this amount, $450,000 represents a divestiture reserve as related to the sale of a wholly owned subsidiary and $537,000 are one-time charges resulting from restructuring programs.

     The Company decided in 1994 to divest its wholly owned subsidiary, Re-Tech Systems, Inc., which is engaged in post-consumer plastics processing. A reserve in the amount of $450,000 was recorded during the second quarter of 1995 for the estimated loss to be recognized through a sale transaction. During the first quarter of 1996, the Company completed the sale transaction for this business, resulting in total consideration of $970,000, which is further discussed in Note 15 of the Notes to Consolidated Financial Statements included in Item 8. The Company also executed restructuring programs during 1995 within the waste management services segment. A one-time charge of $237,000 was recorded to provide for costs, principally severance and lease termination fees, associated with the restructuring of the Perma-Fix, Inc. service center group. This program entailed primarily the consolidation of offices in conjunction with the implementation of a regional service center concept, and the related closing of seven
(7) of the nine (9) offices. A one-time charge of $75,000 was also recorded during the second quarter of 1995 to provide for consolidation costs, principally severance, associated with the restructuring of the Southeast Region, which is comprised of PFF and PFL. These restructuring costs were principally incurred and funded during 1995.

     In December of 1995, in conjunction with the above referenced restructuring program, the Company and Mr. Robert W. Foster, Jr. ("Foster") agreed to Foster's resignation as President, Chief Executive Officer and Director of the Company, thereby terminating his employment agreement with the Company effective March 15, 1996. The Company paid severance benefits of $30,000 in cash, continued certain employee benefits for a period of time, and issued $171,000 in the form of Common Stock of the Company (152,000 shares). Pursuant to the above, the Company recorded a nonrecurring charge at December 31, 1995, of $215,000. In addition, severance costs of approximately $10,000 were also incurred upon the termination of several corporate executives. These restructuring costs were principally incurred and funded during the first six (6) months of 1996.

     Depreciation and amortization expense for the year ended December 31, 1996, reflects an increase of $32,000 or .1% of revenue as compared to the year ended December 31, 1995. The amortization expense increased $13,000 for the year ended
December 31, 1996, as compared to the same period of 1995, principally a result of the acquisition of the Industrial Compliance and Safety waste management firm during the second quarter of 1995. Additionally, depreciation expense increased $19,000 for the year ended December 31, 1996, as compared to the same period of 1995, reflecting new capital assets acquired during the year, partially offset by asset dispositions and the divestiture of a subsidiary of the Company.

     Interest income totaled $43,000, a reduction of $15,000 from the 1995 total of $58,000. This total reflects interest earned on the restricted cash balances maintained by the Company. These restricted cash balances and related interest income generally increase from year to year. However, the restricted cash balance was reduced in the fourth quarter of 1995 as the Company replaced existing letters of credit with an alternative financial assurance instrument, thereby eliminating the need for such restricted cash. This, in turn, resulted in reduced interest income in 1996. Interest expense also decreased during 1996 by $171,000 to a total of $643,000, as compared to $814,000 for 1995. The interest expense is primarily related to the senior debt facility with Heller Business Credit and the capital lease line with Ally Capital Corporation, both of which reflect reduced debt balances during 1996 due to repayments and correspondingly reduced interest expense. Interest expense was also impacted by a reduced revolving credit line balance during 1996 resulting from the proceeds generated from the private placements which were used to partially repay said balance. Offsetting this reduced interest expense, during 1996, was the Preferred Stock dividends totaling $145,000 incurred in conjunction with the Series 3 Class C Convertible Preferred Stock as issued in July 1996. The Preferred Stock dividend was paid in the form of 100,387 shares of Common Stock of the Company, which covered the period July 24 through December 31, 1996, and were issued in January 1997. Due to recent accounting pronouncements, a Preferred Stock Discount of $2,000,000 was expensed in 1996 in conjunction with the Series 1 Class A, Series 2 Class B, and Series 3 Class C issuance of Preferred Stock at a discount. See Note 2 of the Notes to Consolidated Financial Statements.

     Other income (expense) for 1996 reflected an income total of $523,000, as compared to an expense of $245,000 for 1995. In conjunction with the above discussed restructuring programs and office closures, the Company renegotiated and settled certain accounts payable liabilities on favorable terms and adjusted other liabilities, resulting in approximately $334,000 net other income during 1996. The Company also recognized a gain of approximately $166,000 on the sale of non-productive assets, including the gain on the sale of Re-Tech. Effective December 31, 1996, the Company divested its arsenic removal technology for a net gain of approximately $122,000. Partially offsetting the above gains during 1996 were other expenses totaling $65,000, which principally represented costs associated with the October 1996 vandalism at PFL's facility as discussed above.

     The Company reported a net loss applicable to Common Stock of $2,405,000 in 1996 after restating its 1996 net loss applicable to Common Stock to record as a dividend (approximately $2,000,000), representing the difference between the conversion price and the quoted market price of Common Stock as determined at the date of issuance of certain series of Preferred Stock, as compared to a net loss of $9,052,000 in 1995. The per share loss was $.27 for 1996 versus $1.15 in 1995. Net loss for 1995 included permit write-down and nonrecurring charges totaling $5,699,000, which, when deducted from the total loss, results in a comparable loss of $3,353,000. This significant improvement from 1995 to 1996 reflects again the impact of the various restructuring programs, cost reduction across all segments of the Company and the revenue focus on select areas of the waste industry.

Liquidity and Capital Resources of the Company
     At December 31, 1997, the Company had cash and cash equivalents of $326,000, including $12,000 from discontinued operations. This cash and cash equivalents total reflects a increase of $281,000 from December 31, 1996, as a result of net cash provided by continuing operations of $1,421,000, offset by cash used by discontinued operation of $1,398,000, cash used in investing activities of $1,521,000 (principally purchases of equipment, net totaling $1,504,000, partially offset by the proceeds from the sale of property and equipment of $54,000) and cash provided by financing activities of $1,779,000. Accounts receivable, net of allowances for continuing operations , totaled $5,282,000, an increase of $638,000 over the December 31, 1996, balance of $4,644,000, which reflects the impact of increased revenues during the fourth quarter of 1997, over the same period of 1996.

     On January 15, 1998, the Company, as parent and guarantor, and all direct and indirect subsidiaries of the Company, as co-borrowers and cross-guarantors, entered into a Loan and Security Agreement ("Agreement") with Congress Financial Corporation (Florida) as lender ("Congress"). The Agreement provides for a term loan in the amount of $2,500,000, which requires principal repayments based on a four-year level principal amortization over a term of 36 months, with monthly principal payments of $52,000. Payments commenced on February 1, 1998, with a final balloon payment in the amount of approximately $573,000 due on January 14, 2001. The Agreement also provides for a revolving loan facility in the amount of $4,500,000. At any point in time the aggregate available borrowings under the facility are subject to the maximum credit availability as determined through a monthly borrowing base calculation, as updated for certain information on a weekly basis, equal to 80% of eligible accounts receivable accounts of the Company as defined in the Agreement. The termination date on the revolving loan facility is also the third anniversary of the closing date. The Company incurred approximately $230,000 in financing fees relative to the solicitation and closing of this loan agreement (principally commitment, legal and closing fees) which are being amortized over the term of the Agreement.

     Pursuant to the Agreement, the term loan and revolving loan both bear interest at a floating rate equal to the prime rate plus 1 3/4%. The Agreement also provides for a one time rate adjustment of 1/4%, subject to the company meeting certain 1998 performance objectives. The loans also contain certain closing, management and unused line fees payable throughout the term. The loans are subject to a 3.0% prepayment fee in the first year, 1.5% in the second and 1.0% in the third year of the Agreement.

     As security for the payment and performance of the Agreement, the Company granted a first security interest in all accounts receivable, inventory, general intangibles, equipment and other assets of the Company and its subsidiaries, as well as the mortgage on two (2) facilities owned by subsidiaries of the Company. The Agreement contains affirmative covenants including, but not limited to, certain financial statement disclosures and certifications, management reports, maintenance of insurance and collateral. The Agreement also contains an Adjusted Net Worth financial covenant, as defined in the Agreement, of $3,000,000. Under the Agreement, the Company, and its subsidiaries are limited to granting liens on their equipment, including capitalized leases, (other than liens on the equipment to which Congress has a security interest) in an amount not to exceed $2,500,000 in the aggregate at any time outstanding.

     The proceeds of the Agreement were utilized to repay in full on January 15, 1998, the outstanding balance of the Heller Financial, Inc. ("Heller") Loan and Security Agreement which was comprised of a revolving loan and term loan, and to repay and buyout all assets under the Ally Capital Corporation ("Ally") Equipment Financing Agreements. As of December 31, 1997, the borrowings under the Heller revolving loan facility totaled $2,652,000, a reduction of $227,000 from the December 31, 1996, balance of $2,879,000, with borrowing availability of approximately $762,000. The balance of the revolving loan on January 15, 1998, as repaid pursuant to the Congress agreement was $2,289,000. The balance under the Heller term loan at December 31, 1997, was $867,000, a reduction of $516,000 from the December 31, 1996, balance of $1,383,000. The Company subsequently made a term loan payment of $41,000 on January 2, 1998, resulting in a balance of $826,000, as repaid pursuant to the Congress Agreement. As of December 31, 1997, the outstanding balance on the Ally Equipment Financing Agreement was $624,000, a reduction of $633,000 from the December 31, 1996, balance of $1,257,000 and represents the principal balance repaid pursuant to the Congress Agreement. In conjunction with the above debt repayments, the Company also repaid a small mortgage, paid certain fees, taxes and expenses, resulting in an initial Congress term loan of $2,500,000 and revolving loan balance of $1,705,000 as of the date of closing. The Company had borrowing availability under the Congress Agreement of approximately $1,500,000 as of the date of closing, based on 80% of eligible accounts receivable accounts. The Company recorded the December 31, 1997, Heller and Ally debt balances as though the Congress transaction had been closed as of December 31, 1997. As a result of this transaction, and the repayment of the Heller and Ally debt, the combined monthly debt payments were reduced from approximately $104,000 per month to $52,000 per month.

     At December 31, 1997, the Company had $4,865,000 in aggregate principal amounts of outstanding debt, related to continuing operations, as compared to $6,281,000 at December 31, 1996. This decrease in outstanding debt of $1,416,000 during 1997 reflects the net repayment of the Heller Financial, Inc. revolving loan and term note facility of $742,000, the scheduled principal repayments on the Ally Capital Equipment Finance Agreements of $633,000 and the scheduled principal repayments on other long-term debt of $363,000, partially offset by the new debt and capital lease obligations secured during the year of $322,000. As of December 31, 1997, the Company had $116,000 in aggregate principal amounts of outstanding debt related to PFM discontinued operations, of which $99,000 is classified as current.

     As of December 31, 1997, total consolidated accounts payable for continuing operations of the Company was $2,263,000, a reduction of $951,000 from the December 31, 1996, balance of $3,214,000. This December 1997 balance also reflects a reduction of $673,000 in the balance of payables in excess of sixty (60) days, to a total of $608,000. The Company utilized a portion of the net proceeds received in connection with the sale of Preferred Stock during 1997, as discussed below, to reduce accounts payable, in conjunction with cash provided by operations.

     The Company's net purchases of new capital equipment for continuing operations for the twelve month period ended
December 31, 1997, totaled approximately $1,767,000. These expenditures were for expansion and improvements to the operations principally within the waste management segment. These capital expenditures were principally funded by the proceeds from the issuance of Preferred Stock, as discussed below, and $263,000 through various other lease financing sources. The Company has budgeted capital expenditures of $1,950,000 for 1998, which includes completion of certain current projects, as well as other identified capital and permit compliance purchases. The Company anticipates funding these capital expenditures by a combination of lease financing with lenders other than the equipment financing arrangement discussed above, and/or internally generated funds.
The Company will also utilize a portion of the $1,475,000 insurance settlement, as received in March of 1998 relative to the PFM business interruption claim to fund such expenditures. See Note 4 to the Notes to Consolidated Financial Statements.

     The working capital position at December 31, 1997, was $754,000, as compared to a deficit position of $773,000 at December 31, 1996, which reflects an improvement in this position of $1,527,000 during 1997. The improved working capital position principally reflects the impact of the equity raised in 1997 as discussed below, in addition to the improvement in cash provided by continuing operations and the increase revenues during the fourth quarter of 1997 which resulted in an increase in accounts receivable at year-end. Also impacting this working capital position was the recognition at December 31, 1997, of the $1,475,000 insurance settlement receivable, partially offset by accrued expenses associated with the PFM discontinued operations. See Note 4 to the Notes to Consolidated Financial Statements for further discussion of this discontinued operation.

     During 1997, accrued dividends for the period July 17, 1996, through June 30, 1997, and dividends on converted shares, in the combined total of approximately $314,000 were paid in the form of 178,781 shares of Common Stock of the Company. The accrued dividends for the period July 1, 1997, through December 31, 1997, in the amount of approximately $121,000 were paid in January 1998, in the form of 54,528 shares of Common Stock of the Company.

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

     During 1997, the Company issued to RBB Bank 2,500 shares of newly-created series of Preferred Stock at a price of $1,000 per share, for an aggregate sales price of $2,500,000. See "Market for Registrant's Common Equity and Related Stockholder Matters" and
Note 6 to Notes to Consolidated Financial Statements.

     The Company paid fees (excluding legal and accounting) of $200,000 in connection with the placement of Preferred Stock to RBB Bank during 1997 and issued to the investment banking firm that handled the placement two (2) Common Stock purchase warrants entitling the investment banking firm to purchase an aggregate of up to 300,000 shares of Common Stock, subject to certain anti-dilution provisions, with one warrant for a five year term to purchase up to 200,000 shares at an exercise price of $2.00 per share and the second warrant for a three year term to purchase up to 100,000 shares of Common Stock at an exercise price of $1.50 per share, subject to certain anti-dilution provisions. Under the terms of each warrant, the investment banking firm is entitled to certain registration rights with respect to the shares of Common Stock issuable on the exercise of each warrant.

     During 1997, the Company issued to the Infinity Fund, L.P. ("Infinity"), 350 shares of a newly-created series of Preferred Stock at a price of $1,000 per share, for an aggregate sales price of $350,000. The Company utilized the proceeds received on the sale of Preferred Stock to Infinity for the payment of debt and general working capital. See "Market for Registrant's Common Equity and Related Stockholder Matters" and Note 6 to Notes to Consolidated Financial Statements.

     On June 30, 1997, the Company entered into a Stock Purchase Agreement ("Centofanti Agreement") with Dr. Louis F. Centofanti, whereby the Company agreed to sell, and Dr. Centofanti agreed to purchase 24,381 shares of the Company's Common Stock. The purchase price was $1.6406 per share representing 75% of the $2.1875 closing bid price of the Common Stock as quoted on the NASDAQ on the date that Dr. Centofanti notified the Company of his desire to purchase such shares. Pursuant to the terms of the Centofanti Agreement, Dr. Centofanti was to pay the Company the aggregate purchase price of $40,000 for the 24,381 shares of Common Stock. However Dr. Centofanti purchased 12,190 shares during July 1997, for $20,000, and during October, the Agreement was amended to reduce the number of shares of Common Stock that Dr. Centofanti is to acquire under the Centofanti Agreement to the 12,190 shares already acquired by Dr. Centofanti under the Centofanti Agreement, upon consideration of the certain recent accounting pronouncements related to stock based compensation. The sale of the shares pursuant to the Centofanti Agreement and its subsequent amendment dated October 7, 1997, for the sale of 12,190 shares were authorized by the Company's Board of Directors.

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

     In summary, the Company has taken a number of steps to improve its operations and liquidity as discussed above, including the equity raised in 1997. If the Company is unable to continue to improve its operations and to become profitable in the foreseeable future, such would have a material adverse effect on the Company's liquidity position and on the Company.

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

     The Company routinely uses third party disposal companies, who ultimately destroy or secure landfill residual materials generated at its facilities or at a client's site. The Company, compared to its competitors, disposes of significantly less hazardous or industrial by-products from its operations due to rendering material non-hazardous, discharging treated wastewaters to publicly-owned treatment works and/or processing wastes into saleable products. In the past, numerous third party disposal sites have improperly managed wastes and consequently require remedial action; consequently, any party utilizing these sites may be liable for some or all of the remedial costs. Despite the Company's aggressive compliance and auditing procedures for disposal of wastes, the Company could, in the future, be notified that it is a PRP at a remedial action site, which could have a material adverse effect on the Company.

     In addition to budgeted capital expenditures of $1,950,000 for 1998 at the TSD facilities, which are necessary to maintain permit compliance and improve operations, as discussed above under "Business -- Capital Spending, Certain Environmental Expenditures" and "Liquidity and Capital Resources of the Company" of this Management's Discussion and Analysis, the Company has also budgeted for 1998 an additional $1,045,000 in environmental expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at two locations. As previously discussed under "Business -- Capital Spending, Certain Environmental Expenditures and Potential Environmental Liabilities," the two locations where these expenditures will be made are the Affiliated Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, and PFM's facility in Memphis, Tennessee. The Company has estimated the expenditures for 1998 to be approximately $210,000 at the EPS site and $835,000 at the PFM location. Additional funds will be required for the next five to ten years to properly investigate and remediate these sites. The Company expects to fund these expenses to remediate these two sites from funds generated internally. This is a forward looking statement and is subject to numerous conditions, including, but not limited to, the Company's ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of these two sites, the discovery of additional contamination or expanded contamination which would result in a material increase in such expenditures, or changes in governmental laws or regulations.

Recent Accounting Pronouncements
     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("FAS 130") and No. 131, "Disclosure about Segments of an Enterprise and Related Information," ("FAS 131"). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.
Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. FAS 130 is not expected to have a material impact on the Company's financial statement. The Company has not determined the impact FAS 131 will have on its future financial statements and disclosures.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained with this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than an statements of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things, (i) ability or inability to improve operations and become profitable on an annualized basis and continue its operations, (ii) the Company's ability to develop or adopt new and existing technologies in the conduct of its operations, (iii) anticipated financial performance, (iv) ability to comply with the Company's general working capital requirements, (v) ability to retain or receive certain permits or patents, (vi) ability to be able to continue to borrow under the Company's revolving line of credit, (vii) ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and the Company's facility in Memphis, Tennessee, (viii) ability to remediate certain contaminated sites for projected amounts, (ix) determination whether the Company is a potentially responsible party at the Drum site (as defined below), and, if determined to be a potentially responsible party, the potential cost to the Company in connection with remediating the Drum site, and all other statements which are not statements of historical fact. While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) general economic conditions, (ii) material reduction in revenues, (iii) inability to collect in a timely manner a material amount of receivables, (iv) increase competitive pressures, (v) the ability to maintain and obtain required permits and approvals to conduct operations, (vi) the ability to develop new and existing technologies in the conduct of operations, (vii) overcapacity in the environmental industry,
(viii) "Year 2000" compliance of the computer system of the Company, its key suppliers, customers, creditors, and financial service organizations, (ix) ability to receive or retain certain required permits, (x) discovery of additional contamination or expanded contamination at a certain Dayton, Ohio, property formerly leased by the Company or the Company's facility at Memphis, Tennessee, which would result in a material increase in remediation expenditures, (xi) determination that PFM is the source of chlorinated compounds at the Allen Well Field, (xii) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, (xiii) potential increases in equipment, maintenance, operating or labor costs, (xiv) management retention and development, (xv) the requirement to use internally generated funds for purposes not presently anticipated, and (xvi) inability to become profitable, or if unable to become profitable, the inability to secure additional liquidity in the form of additional equity or debt. The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Consolidated Financial Statements:                  Page No.
_________________________________                   ________
   Report of Independent Certified Public
      Accountants BDO Seidman, LLP                     28

   Consolidated Balance Sheets as of
      December 31, 1997 and 1996                       29

   Consolidated Statements of Operations
      for the years ended December 31,
      1997, 1996 and 1995                              31

   Consolidated Statements of Cash Flows
      for the years ended December 31,
      1997, 1996 and 1995                              32

   Consolidated Statements of Stockholders'
      Equity for the years ended December 31,
      1997, 1996 and 1995                              33

   Notes to Consolidated Financial Statements          34


Financial Statement Schedules:
_____________________________

    II  Valuation and Qualifying Accounts for the
        years ended December 31, 1997, 1996 and
        1995                                          61

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

Report of Independent Certified Public Accountants



Board of Directors
Perma-Fix Environmental Services, Inc.



We have audited the accompanying consolidated balance sheets of Perma-Fix Environmental Services, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perma-Fix Environmental Services, Inc. and subsidiaries at December 31, 1997, and 1996, and the results of their operations and their cash flows for the three years then ended December 31, 1997, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


BDO Seidman, LLP
Orlando, Florida
February 13, 1998

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                   CONSOLIDATED BALANCE SHEETS
                        As of December 31

(Amounts in Thousands,
Except for Share Amounts)                    1997         1996
___________________________________________________________________
ASSETS
Current assets:
   Cash and cash equivalents              $     314     $     37
   Restricted cash equivalents
       and investments                          321          269
   Accounts receivable, net of
    allowance for doubtful accounts
    of $374 and $340, respectively            5,282        4,644
   Insurance claim receivable                 1,475            -
   Inventories                                  119          107
   Prepaid expenses                             567          528
   Other receivables                             70          540
   Assets of discontinued operations            587        1,118
                                          _________     ________
       Total current assets                   8,735        7,243

Property and equipment:
   Buildings and land                         5,533        3,905
   Equipment                                  7,689        5,911
   Vehicles                                   1,202        1,384
   Leasehold improvements                        16          289
   Office furniture and equipment             1,056        1,019
   Construction in progress                   1,052        2,995
                                          _________     ________
                                             16,548       15,503
   Less accumulated depreciation             (5,564)      (4,242)
                                          _________     ________
   Net property and equipment                10,984       11,261

Property and equipment of discon-
   tinued operations, net of accumu-
   lated depreciation of $0 and $351,
   respectively                                   -        1,343

Intangibles and other assets:
   Permits, net of accumulated
     amortization of $831 and
     $598, respectively                       3,725        3,916
   Goodwill, net of accumulated
     amortization of $580 and
     $435, respectively                       4,701        4,846
   Other assets                                 425          394
   Other assets of discontinued
     operations                                   -           33
                                           ________     ________
       Total assets                        $ 28,570     $ 29,036
                                           ========     ========

         The accompanying notes are an integral part of these consolidated financial statements.

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
              CONSOLIDATED BALANCE SHEETS, CONTINUED
                        As of December 31

(Amounts in Thousands,
Except for Share Amounts)                     1997         1996
___________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                        $   2,263    $  3,214
   Accrued expenses                            3,380       2,493
   Revolving loan and term note
     facility                                    614         500
   Current portion of long-term debt             254         919
   Current liabilities of discontinued
     operations                                1,470         890
                                           _________     _______
      Total current liabilities                7,981       8,016

Environmental accruals                           525       1,246
Accrued closure costs                            831         815
Long-term debt, less current portion           3,997       4,862
Long term liabilities of discontinued
   operations                                  3,042       1,512
                                           _________     _______
      Total long-term liabilities              8,395       8,435

Commitments and contingencies
  (see Notes 4, 7, 9 and 12)                      -           -

Stockholders' equity:
   Preferred stock, $.001 par value;
     2,000,000 shares authorized,
     6,850 and 5,500 shares issued
     and outstanding, respectively                -           -
   Common Stock, $.001 par value;
     50,000,000 shares authorized,
     12,540,487 and 10,399,947
     shares issued, including
     920,000 shares held as
     treasury stock,                              12          10
   Redeemable warrants                           140         140
   Additional paid-in capital                 34,363      30,495
   Accumulated deficit                       (20,551)    (16,290)
                                            ________     _______
                                              13,964      14,355
   Less Common Stock in treasury at
     cost; 920,000 shares issued
     and outstanding                          (1,770)     (1,770)
                                            ________     _______
       Total stockholders' equity             12,194      12,585
                                            ________     _______

       Total liabilities and
         stockholders' equity               $ 28,570    $ 29,036
                                            ========    ========

          The accompanying notes are an integral part of these consolidated financial statements.

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended December 31



(Amounts in Thousands,
Except for Share Amounts)         1997         1996         1995
___________________________________________________________________
Net revenues                    $ 28,413     $ 27,041     $ 31,477
Cost of goods sold                19,827       18,912       23,764
                                ________     ________     ________

       Gross profit                8,586        8,129        7,713

Selling, general and
   administrative
   expenses                        5,682        5,942        7,168
Depreciation and
   amortization                    1,980        2,083        2,051
Nonrecurring charges
   (see Note 14)                       -           -           987
                                ________      _______     ________
       Income (loss) from
         operations                  924         104       (2,493)

Other income (expense):
   Interest income                    41          43           58
   Interest expense                 (431)       (643)        (814)
   Other                            (342)       (523)        (245)
                                 ________     ________     _______

        Net income (loss)
          from continuing
          operations                192           27       (3,494)

Discontinued Operations:
   Loss from operations          (1,048)        (287)      (5,558)
   Loss on disposal              (3,053)           -            -
                                 _______      ________     _______
       Loss from discon-
         tinued operations       (4,101)        (287)      (5,558)
                                 _______
       Net Loss                  (3,909)        (260)      (9,052)
                                 _______      ________     _______
Preferred Stock dividends           352        2,145*           -
                                 _______      ________     _______

      Net loss applicable
        to common stock        $ (4,261)     $ (2,405)*  $ (9,052)
                                ========     ========     ========

        ____________________________________________________

Basic loss per common share:

   Continuing operations        $   (.01)    $   (.24)    $  (.44)

   Discontinued operations      $   (.39)    $   (.03)    $  (.71)
                                _________    _________    ________
      Net loss per common
        share                   $   (.40)    $   (.27)*   $ (1.15)
                                 ========     ========     ========

Weighted average number of
  common and common shares
  outstanding                    10,650        8,761        7,872
                                 ========     ========     ========

*Amounts have been restated from that previously reported to reflect a stock dividend on Preferred Stock which is convertible at a discount from market value at the date of issuance (see Note 3).



          The accompanying notes are an integral part of these consolidated financial statements.

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the years ended December 31


(Amounts in Thousands)            1997          1996         1995
___________________________________________________________________
Cash flows from operating
   activities:
   Net income (loss) from
     continuing operations     $    192      $     27   $ (3,494)
   Adjustments to reconcile
     net loss to cash pro-
     vided by (used in)
     operations:
   Depreciation and amorti-
     zation                        1,980        2,083      2,051
   Loss on impairment of
     assets                          371            -        450
   Provision for bad debt
    and other reserves               133           17        517
   (Gain) loss on sale of
     plant, property and
     equipment                        21           (4)         8
   Changes in assets and
     liabilities, net of
     effects from business
     acquisitions:
   Accounts receivable              (770)         (38)       939
   Prepaid expenses, inven-
     tories and other assets         330         (513)       (38)
   Accounts payable and accrued
     expenses                       (809)      (1,798)       242
                                  _______     ________    _______
     Net cash provided by
       (used in) operations        1,421         (226)       675
                                  _______     ________    _______
Net cash used by discontinued
   operations                     (1,398)      (1,065)      (613)
                                  _______     ________    _______
Cash flows from investing
   activities:
   Purchases of property and
     equipment, net               (1,504)      (1,957)     (1,261)
   Proceeds from sale of plant,
     property and equipment           54        1,214          10
   Effect of acquisitions              -            -           9
   Change in restricted cash,
     net                             (30)         (58)        175
   Net cash used by discon-
     tinued operations               (41)        (162)       (119)
                                  _______      ________   _______
     Net cash used in
       investing activities       (1,521)        (963)     (1,186)
                                 ________     ________   _______

Cash flows from financing
   activities:
   Borrowings (repayments)
     from revolving loan
     and term note facility         (743)        (997)    2,162
   Principal repayments on
     long-term debt                 (938)      (1,502)     (995)
   Proceeds from issuance
     of stock                      3,480        6,367         -
   Purchase of treasury stock          -       (1,770)        -
   Net cash used by discon-
     tinued operations               (20)          -       (332)
                                 ________     ________   ________

     Net cash provided by
        financing activities       1,779        2,098       835
                                 ________     ________   ________

(Decrease) increase in cash and
   cash equivalents                  281         (156)     (289)
Cash and cash equivalents at
   beginning of period,
   including discontinued oper-
   ations of $8, $28, and $25
   respectively                       45          201       490
                                 ________     ________   _______
Cash and cash equivalents at
   end of period, including
   discontinued operations
   of $12, $8, and $28,
   respectively                 $    326     $     45    $  201
                                 ========     =======    =======
___________________________________________________________________
Supplemental disclosure:
  Interest paid                 $    710     $    844   $   923
Non-cash investing and
  financing activities:
  Issuance of Common Stock
     for services                     76          462         -
  Long-term debt incurred
     for purchase of property
     and equipment, including
     discontinued operations
     of $31 in 1997                  294          424     1,573
   Issuance of stock for pay-
          ment of dividends          314            -         -


           The accompanying notes are an integral part of these consolidated financial statements.

               PERMA-FIX ENVIRONMENTAL SERVICES, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the years ended December 31

                                Preferred Stock        Common Stock
(Amounts in Thousands,        ___________________  ______________________
Except for Share Amounts)      Shares      Amount  Shares          Amount
_________________________________________________________________________
Balance at December 31, 1994        -         -   6,737,007          7

Net loss                            -         -          -           -
Issuance of stock for
   acquisitions                     -         -   1,135,377          1
Amortization of deferred
   compensation                     -         -           -          -
                                ______   _______  _________     _______
Balance at December 31, 1995                      7,872,384          8

Net loss                            -         -           -          -
Preferred Stock dividend            -         -           -          -
Issuance of stock for cash
   and services                     -         -     573,916          -
Issuance of Preferred Stock
   for cash                     6,930         -           -          -
Conversion of Preferred
   Stock to common             (1,430)        -   1,953,647          2
Expiration of redeemable
   warrants                         -         -           -          -
Preferred Stock discount            -         -           -          -
Redemption of common shares
   to treasury stock                -         -           -          -
                               _______   ______   __________     _______
Balance at December 31, 1996    5,500   $     -   10,399,947     $  10
                              ========   ======   ==========     =======
Net loss                            -         -           -          -
Preferred Stock dividend            -         -           -          -
Issuance of Common Stock
   for preferred stock
   dividend                         -         -     178,781          -
Issuance of stock for cash
   and services                     -         -     128,271          -
Exercise of warrants                -         -     794,514          1
Conversion of Series 3
   Preferred Stock to
   Common Stock                (1,500)        -   1,027,974          1
Option Exercise                     -         -      11,000          -
Issuance of Preferred
   Stock for cash               2,850         -           -          -
                               _______   ______   __________     _______
Balance at December 31, 1997    6,850   $     -   12,540,487     $  12
                              ========   ======   ==========     =======


                                             Common
               Additional                     Stock
Redeemable      Paid-In       Accumulated    Held in        Deferred
 Warrants       Capital         Deficit      Treasury         Comp.
_______________________________________________________________________
      269       21,549           (4,833)            -            (30)

        -            -           (9,052)            -              -

        -           (3)               -             -              -

        -            -                -             -             30
_________      _______         ________      ________       ________
      269       21,546          (13,885)            -              -

        -            -             (260)            -              -
        -            -             (145)            -              -

        -          693                -             -              -

        -        6,129                -             -              -

        -           (2)               -             -              -
      (129)        129                -             -              -
         -       2,000           (2,000)            -              -

         -            -                -         (1,770)            -
 _________      _______         ________        ________     ________
$     140      $ 30,495         $(16,290)      $ (1,770)     $      -
 =========      =======        =========       =========     ========
        -            -           (3,909)            -              -
        -            -             (352)            -              -

        -          314                -             -              -

        -           96                -             -              -
        -          932                -             -              -


        -           (1)               -             -              -
        -           11                -             -              -

        -        2,516                -             -              -
_________     ________         ________      ________       _________
$     140     $ 34,363        $ (20,551)     $ (1,770)      $      -
=========     ========         ========      ========       =========

            The accompanying notes are an integral part of
               these consolidated financial statements.

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
            Notes to Consolidated Financial Statements
                 December 31, 1997, 1996 and 1995
     ________________________________________________________
  NOTE 1
  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

  Perma-Fix Environmental Services, Inc. (the "Company") is a Delaware corporation engaged in on-and-off-site treatment, storage, processing and disposal of hazardous and non-hazardous industrial and commercial wastes, mixed waste and wastewater, and provides consulting engineering services to industry and government for broad-scope environmental problems. The Company has grown through both acquisitions and internal development. The Company's present objective is to focus the operations, maximize the profitability of its existing businesses and to continue the research and development of innovative technologies for the treatment of nuclear, mixed waste and industrial waste.

  The Company is subject to certain risks: (1) It is involved in the transportation, treatment, handling and storage of hazardous and non-hazardous, mixed and industrial wastes and wastewater.
Such activities contain risks against which the Company believes it is adequately insured, and (2) in general, the industries in which the Company operates are characterized by intense competition among a number of larger, more established companies with significantly greater resources than the Company.

  The consolidated financial statements of the Company for the years 1995 through 1997 include the accounts of Perma-Fix Environmental Services, Inc. ("PESI") and its wholly-owned subsidiaries, Perma-Fix, Inc. ("PFI") and subsidiaries, Industrial Waste Management, Inc. ("IWM") and subsidiaries, Perma-Fix Treatment Services, Inc. ("PFTS"), Perma-Fix of Florida, Inc. ("PFF"), Perma-Fix of Dayton, Inc. ("PFD"), Perma-Fix of Ft. Lauderdale, Inc. ("PFL"), and Perma-Fix Processing, Inc. ("Re-Tech"). The Perma-Fix Processing, Inc. (Re-Tech) plastic processing subsidiary was, however, sold effective March 15, 1996. Due to a fire and resulting explosion during 1997, the fuel blending operations of Perma-Fix of Memphis, Inc. ("PFM") are, effective as of December 31, 1997, being accounted for as a discontinued operation. See Note 4.

  ________________________________________________________
  NOTE 2
  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Reclassifications
  Certain prior year amounts have been reclassified to conform with the 1997 presentation.

Business Segments
  The Company provides services and products through two business segments -- Waste Management Services and Consulting
Engineering Services. See Note 14 for a further description of these segments and certain business information.

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

Restricted Cash Equivalents and Investments
  Restricted cash equivalents and investments classified as current assets, increased $52,000 from the year ended December 31, 1996, as compared to the same period of 1997. However, these figures do not include PFM, which is discussed further below. The 1996 restricted cash consisted of a trust fund of $178,000, a certificate of deposit of $89,000, and a money market account of $2,000. In comparison, the 1997 restricted cash consists of a trust fund of $212,000, certificates of deposit totaling $107,000, and a money market account of $2,000. As of December 31, 1997, $84,000 of the restricted cash balance was pledged as collateral for the Company's secured letters of credit. In addition to these current assets, a trust fund of $365,000 is classified as a long term asset as of December 31, 1997. These restricted instruments reflect secured collateral relative to the various financial assurance instruments guaranteeing the standard RCRA closure bonding requirements for the PFTS, PFD and PFL TSD facilities, while the long-term portion reflects cash held for long-term commitments related to the RCRA closure action at a facility affiliated with PFD as further discussed in Note 9. The letters of credit secured by the restricted cash renew annually, and the Company plans to replace the letters of credit with other alternative financial assurance instruments.

  PFM has restricted cash equivalents of $214,000 as of December 31, 1997. This restricted cash amount is reported in current assets (assets of discontinued operations), and includes a trust fund for $68,000 and certificates of deposit for $146,000. These restricted instruments reflect secured collateral relative to the various financial assurance instruments guaranteeing the standard RCRA closure requirements for the PFM facility. The letters of credit secured by this restricted cash also renew annually.

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

Intangible Assets
  Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net assets acquired ("goodwill") and the recognized permit value of the business. Goodwill is generally amortized over 40 years and permits are amortized over 20 years. Amortization expense approximated $388,000, $455,000 and $686,000 for the years ended 1997, 1996, and 1995, respectively. The Company continually reevaluates the propriety of the carrying amount of permits and goodwill as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and estimates of useful lives. The Company uses an estimate of the related undiscontinued operating income over the remaining lives of goodwill and permit costs in measuring whether they are recoverable. At December 31, 1995, the Company recognized a permit impairment charge of approximately $4,712,000 related to the December 1993 acquisition of Perma-Fix of Memphis, Inc. See Note 4 for further discussion of this charge. At this time, the Company believes that no additional impairment of goodwill or permits has occurred and that no reduction of the estimated useful lives of the remaining assets is warranted. This evaluation policy is in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

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

Self-Insurance
  The Company has a self-insurance program for certain health benefits. The Company has stop-loss coverage of $60,000 per individual per occurrence with an annual aggregate claim limitation of approximately $995,000 for 1998. However, as the employment of the Company increases or decreases, the aggregate limitation rises or falls proportionally. The cost of such benefits is recognized as expense in the period in which the claim occurred, including estimates of claims incurred but not reported. The claims expense for 1997 was approximately $663,000, as compared to $748,000 for 1996. This decrease principally reflects the full implementation of this program, to include all employees of the corporation, and the occurrence of several larger claims during 1996.

Net Loss Per Share
  Net loss per share has been presented using the weighted
average number of common shares outstanding. The net loss per share for discontinued operations consists of $.10 loss per share
from operations and $.29 loss per share from disposal.   Potential
common shares have not been included in the net loss per share calculations since their effects would be antidilutive. Potential common shares include 1,398,848 stock options, 10,035,896 warrants and 9,133,333 shares underlying the convertible Preferred Stock at the minimum conversion price.

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The adoption of SFAS 128 did not have a material effect on the Company's EPS presentation for 1997, 1996 and 1995, since the effects of potential common shares are antidilutive.

Fair Value of Financial Instruments
  The book values of cash, trade accounts receivable, trade accounts payable, and financial instruments included in current assets and other assets approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company's fair value of long-term debt was not significantly different from the stated value at December 31, 1997 and 1996.

Year 2000 Disclosure
  The Company has conducted a review of its computer systems to identify the systems which it anticipated could be effected by the Year 2000 issue and it believes that all such systems were already, or have been converted to be, Year 2000 compliant. Such conversion, where required, did not entail material expenditure by the Company. Pursuant to the Company's Year 2000 planning, the Company has requested information regarding the computer systems of its key suppliers, customers, creditors and financial service organizations and has been informed that they are substantially Year 2000 compliant. There can be no assurance, however, that such key organizations are actually Year 2000 compliant and that the Year 2000 issue will not adversely affect the Company's financial position or results of operations. The Company believes that its expenditures in addressing its Year 2000 issues along with any potential effect on the Company's earnings will not have a material adverse effect on the Company's financial position or results of operations.

Recent Accounting Pronouncements
  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("FAS 130") and No. 131, "Disclosure about Segments of an Enterprise and Related Information," ("FAS 131"). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.
Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. FAS 130 is not expected to have a material impact on the Company's financial statement. The Company has not determined the impact FAS 131 will have on its future financial statements and disclosures.

  ________________________________________________________
  NOTE 3
  RESTATEMENT OF 1996 STOCKHOLDER'S EQUITY

  In March 1997, the Securities and Exchange Commission Staff
(the "Staff") announced its position on accounting for Preferred Stock which is convertible into Common Stock at a discount from the market rate at the date of issuance. The Staff's position is that a Preferred Stock dividend should be recorded for the difference between the conversion price and the quoted market price of Common Stock as determined at the date of issuance. To comply with this position, the Company restated its prior year's financial statements to reflect a dividend of approximately $2,000,000 related to the fiscal 1996 sales of convertible Preferred Stock discussed in Note 6 (Series 1 Class A, Series 2 Class B, and Series 3 Class C Preferred Stock). The Company also restated the reported net loss per share of Common Stock from the previously reported amount of ($.05).

  ________________________________________________________
  NOTE 4
  DISCONTINUED OPERATIONS

  On January 27, 1997, an explosion and resulting tank fire occurred at the PFM facility, a hazardous waste storage, processing and blending facility, located in Memphis, Tennessee, which resulted in damage to certain hazardous waste storage tanks located on the facility and caused certain limited contamination at the facility. Such occurrence was caused by welding activity performed by employees of an independent contractor at or near the facility's hazardous waste tank farm contrary to instructions by PFM. The facility was non-operational from the date of this event until May 1997, at which time it began limited operations. During the remainder of 1997, PFM continued to accept waste for processing and disposal, but arranged for other facilities owned by the Company or subsidiaries of the Company or others not affiliated with the

Company to process such waste. The utilization of other facilities to process such waste resulted in higher costs to PFM than if PFM were able to store and process such waste at its Memphis, Tennessee, TSD facility, along with the additional handling and transportation costs associated with these activities. As a result of the significant disruption and the cost to rebuild and operate this segment, the Company made a strategic decision, in February 1998, to discontinue its fuel blending operations at PFM. The fuel blending operations represented the principal line of business for PFM prior to this event, which included a separate class of customers, and its discontinuance has required PFM to attempt to develop new markets and customers. PFM currently provides, on a limited basis, an off-site waste storage and transfer facility. Accordingly, during the fourth quarter of 1997, the Company recorded a loss on disposal of discontinued operations of $3,053,000, which included $1,272,000 for impairment of certain assets and $1,781,000 for the establishment of certain closure liabilities.

  The net loss from the discontinued PFM operations for the years ended December 31, 1997, 1996, and 1995 ($1,048,000,
$287,000, and $5,558,000, respectively) are shown separately in the Consolidated Statements of Operations. The results of the discontinued PFM operations do not reflect management fees charged by the Corporation, but does include interest expense of $254,000, $169,000 and $138,000 during 1997, 1996 and 1995, respectively, specifically identified to such operations as a result of such operations incurring debt under the Company's revolving and term loan credit facility. During March of 1998, the Company received a settlement in the amount of $1,475,000 from its insurance carrier for the business interruption claim which is recorded as an insurance claim receivable at December 31, 1997. This settlement was recognized as a gain in 1997 and thereby reduced the net loss recorded for the discontinued PFM operations in 1997. Earlier in 1997, PFM received approximately $522,000 (less its deductible of $25,000) in connection with its claim for loss of contents as a result of the fire and explosion which was utilized to replace certain assets and reimburse the Company for certain fire related expense.

  Revenues of the discontinued PFM operations were $1,878,000 in 1997, $3,996,000 in 1996 and $3,414,000 in 1995. These revenues are not included in revenues as reported in the Consolidated
Statements of Operation.

     Net assets and liabilities of the discontinued PFM operations at the end of each year, in thousands of dollars, consisted of the following:

                                               1997      1996
                                             _______   _______
Assets of discontinued operations:
   Cash and cash equivalents                 $    12   $     8
   Restricted cash equivalents and
      investments                                214       179
   Accounts receivable, net of allowance
      for doubtful accounts $105 and
      $43, respectively                          333       905
   Prepaid expenses and other assets              28        26
                                             _______   _______

                                             $   587   $ 1,118
                                             =======   =======
Property and equipment of discontinued
   operations:
   Net of accumulated depreciation of
     $0 and $351,respectively                $     -   $ 1,343
                                             =======   =======

Current liabilities of discontinued
   operations:
   Accounts payable                          $   277   $   463
   Accrued expenses                              259       175
   Accrued environmental costs                   835       192
   Current portion of long-term debt              99        60
                                             _______   _______
                                             $ 1,470   $   890
                                             =======   =======
Long-term liabilities of discontinued
   operations:
   Long-term debt, less current portion      $    17   $    19
   Accrued environmental and closure costs     3,025     1,493
                                             _______   _______
                                             $ 3,042   $ 1,512
                                             =======   =======

     The accrued environmental and closure costs, as related to PFM, total $3,860,000, which includes the Company's current closure cost estimate of approximately $700,000 for the complete cessation of operations and closure of the facility based upon RCRA guidelines ("RCRA Closure"). A majority of this liability relates to the discontinued fuel blending and tank farm operations and will be recognized over the next three years. Also included in this accrual is the Company's estimate of the cost to complete groundwater remediation at the site of approximately $970,000 (see
Note 9), the future operating losses as the Company discontinues its fuel blending operations and certain other contingent liabilities, including the potential PRP liabilities as further discussed in Note 12.

     During December 1995, the Company recognized a permit impairment charge of $4,712,000, related to the December 1993 acquisition of PFM. The acquisition was accounted for under the purchase method of accounting and the related intangible permit represents the excess of the purchase price over the fair value of the net assets of the acquired company and the intrinsic value related to the RCRA permits maintained by the facility. Subsequent to the acquisition, PFM, as reported under the waste management services segment of the Company, has consistently reflected operating losses. As a result, during late 1994 and the first six (6) months of 1995, PFM had undergone a series of restructuring programs aimed at the reduction of operating and overhead costs, and increased gross margin and revenues. However, PFM continued to experience intense competition for its services, and a decline in market share and operating losses. Therefore, as a result of the continued decline in operating results, the detailed strategic and operational review, and the application of the Company's objective measurement tests, an evaluation of the permit for possible impairment was completed in December 1995.

     The evaluation of such impairment included the development of the Company's best estimate of the related undiscontinued operating income over the remaining life of the intangible permit. Consequently, the results of the Company's best estimate of forecasted future operations, given the consistent prior losses and uncertainty of the impact of the restructuring programs, was that they do not support the recoverability of this permit. As a result of these estimates and related uncertainties, the permit was deemed to be impaired and a charge was recorded to write-down the full value of the intangible permit of approximately $5,235,000, net of the accumulated amortization totaling approximately $523,000. This net charge of $4,712,000 was recorded through the consolidated statement of operations in December 1995 as "Permit write-down", now shown as a component of "Discontinued Operations - Loss From Operations".

     ________________________________________________________
     NOTE 5
     ACQUISITIONS

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

     ________________________________________________________
     NOTE 6
     PREFERRED STOCK ISSUANCE AND CONVERSION

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

     On July 17, 1996, the Company issued to RBB Bank 5,500 shares of newly-created Series 3 Class C Convertible Preferred Stock ("Series 3 Preferred") at a price of $1,000 per share, for an aggregate sales price of $5,500,000, and paid placement and closing fees as a result of such transaction of approximately $586,000. As part of the sale of the Series 3 Preferred, the Company also issued to RBB Bank two (2) Common Stock purchase warrants entitling RBB Bank to purchase, after December 31, 1996, until July 18, 2001, an aggregate of up to 2,000,000 shares of Common Stock, with 1,000,000 shares exercisable at an exercise price equal to $2.00 per share and 1,000,000 shares exercisable at an exercise price equal to $3.50 per share. The sale to RBB Bank of the Series 3 Preferred was made in a private placement under Sections 4(2) and/or 3(b) and/or Rule 506 of Regulation D under the Securities Act of 1933, as amended. The Series 3 Preferred accrues dividends on a cumulative basis at a rate of six percent (6%) per annum, and is payable semi-annually when and as declared by the Board of Directors. Dividends shall be paid, at the option of the Company, in the form of cash or Common Stock of the Company. The holder of the Series 3 Preferred may convert into Common Stock of the Company up to (i) 1,833 shares of the Series 3 Preferred on and after October 1, 1996, (ii) 1,833 shares of the Series 3 Preferred on and after November 1, 1996, and (iii) the balance of the Series 3 Preferred on and after December 1, 1996. The conversion price shall be the product of (i) the average closing bid quotation for the five (5) trading days immediately preceding the conversion date multiplied by (ii) seventy-five percent (75%). The conversion price shall be a minimum of $.75 per share or a maximum of $1.50 per share, with the minimum conversion price to be reduced by $.25 per share each time, if any, after July 1, 1996, the Company sustains a net loss, on a consolidated basis, in each of two (2) consecutive quarters. At no time shall a quarter that has already been considered in such determination be considered in any subsequent determination. The Common Stock issuable on the conversion of the Series 3 Preferred is subject to certain registration rights pursuant to the subscription agreement. The subscription agreement also provides that the Company utilize $1,770,000 of the net proceeds to purchase from RBB Bank 920,000 shares of the Company's Common Stock owned by RBB Bank. As discussed above, RBB Bank had previously acquired from the Company 1,100 shares of Series 1 Preferred and 330 shares of Series 2 Preferred and, as of the date of the subscription agreement, was the owner of record and beneficially owned all of the issued and outstanding shares of Series 1 Preferred and Series 2 Preferred, which totaled 378 shares of Series 1 Preferred and 330 shares of Series 2 Preferred. Pursuant to the terms of the subscription agreement relating to the Series 3 Preferred, RBB Bank converted all of the remaining outstanding shares of Series 1 Preferred and Series 2 Preferred into Common Stock of the Company (920,000 shares) pursuant to the terms, provisions, restrictions and conditions of the Series 1 Preferred and Series 2 Preferred, which were in turn purchased by the Company pursuant to the terms of such subscription agreement. During 1997, the holder of the Series 3 Preferred converted 1,500 shares of the Series 3 Preferred into 1,027,974 shares of Common Stock of the Company. As of the date of this report, no further shares have been converted. During 1997, accrued dividends for the period July 17, 1996, through June 30, 1997, and dividends on converted shares, in the combined total of approximately $314,000 were paid in the form of 178,781 shares of Common Stock of the Company. The accrued dividends for the period July 1, 1997, through December 31, 1997, in the amount of approximately $121,000 were paid in January 1998, in the form of 54,528 shares of Common Stock of the Company.

     As further discussed in Note 3, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for Preferred Stock which is convertible into Common Stock at a discount from the market rate at the date of issuance, in March of 1997. The Staffs position is that a Preferred Stock dividend should be recorded for the difference between the conversion price and the quoted market price of Common Stock as determined at the date of issuance. To comply with this position, the Company recognized a dividend in 1996 of approximately $2,000,000 as related to the above discussed Series 1 Class A, Series 2 Class B, and Series 3 Class C Preferred Stock.

     On or about June 11, 1997, the Company issued to RBB Bank 2,500 shares of newly-created Series 4 Class D Convertible Preferred Stock, par value $.001 per share ("Series 4 Preferred"), at a price of $1,000 per share, for an aggregate sales price of $2,500,000. The sale to RBB Bank was made in a private placement under Sections 4(2) and/or 3(b) and/or Rule 506 of Regulation D under the Securities Acts of 1933, as amended, pursuant to the terms of a Subscription and Purchase Agreement, dated June 9, 1997, between the Company and RBB Bank ("Subscription Agreement"). The Series 4 Preferred has a liquidation preference over the Company's Common Stock, par value $.001 per share ("Common Stock"), equal to $1,000 consideration per outstanding share of Series 4 Preferred (the "Liquidation Value"), plus an amount equal to all unpaid dividends accrued thereon. The Series 4 Preferred accrues dividends on a cumulative basis at a rate of four percent (4%) per annum of the Liquidation Value ("Dividend Rate"), and is payable semi-annually when and as declared by the Board of Directors. No dividends or other distributions may be paid or declared or set aside for payment on the Company's Common Stock until all accrued and unpaid dividends on all outstanding shares of Series 4 Preferred have been paid or set aside for payment. Dividends shall be paid, at the option of the Company, in the form of cash or Common Stock of the Company. If the Company pays dividends in Common Stock, such is payable in the number of shares of Common Stock equal to the product of (a) the quotient of (i) four percent (4%) of $1,000 divided by (ii) the average of the closing bid quotation of the Common Stock as reported on the NASDAQ for the five trading days immediately prior to the applicable dividend declaration date, times (b) a fraction, the numerator of which is the number of days elapsed during the period for which the dividend is to be paid and the denominator of which is 365.

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

     As part of the sale of the Series 4 Preferred, the Company also issued to RBB Bank two Common Stock purchase warrants (collectively, the "Warrants ") entitling RBB Bank to purchase, after December 31, 1997, and until June 9, 2000, an aggregate of up to 375,000 shares of Common Stock, subject to certain anti-dilution provisions, with 187,500 shares exercisable at a price equal to $2.10 per share and 187,500 shares exercisable at a price equal to $2.50 per share. A certain number of shares of Common Stock issuable on the conversion of the Series 4 Preferred and on the exercise of the Warrants is subject to certain registration rights pursuant to the Subscription Agreement.

     The Company paid fees (excluding legal and accounting) of $200,000 to an investment banker in connection with the placement of Series 4 Preferred to RBB Bank and issued to the investment banking firm that handled the placement two (2) Common Stock purchase warrants entitling the investment banking firm to purchase an aggregate of up to 300,000 shares of Common Stock, subject to certain anti-dilution provisions, with one warrant for a five year term to purchase up to 200,000 shares at an exercise price of $2.00 per share and the second warrant for a three year term to purchase up to 100,000 shares of Common Stock at an exercise price of $1.50 per share, subject to certain anti-dilution provisions. Under the terms of each warrant, the investment banking firm is entitled to certain registration rights with respect to the shares of Common Stock issuable on the exercise of each warrant.

     The Company negotiated an Exchange Agreement with RBB Bank ("RBB Exchange Agreement") which provided that the 2,500 shares of Series 4 Preferred and the RBB Series 4 Warrants were tendered to the Company in exchange for (i) 2,500 shares of a newly created Series 6 Class F Preferred Stock, par value $.001 per share ("Series 6 Preferred"), (ii) two warrants each to purchase 187,500 shares of Common Stock exercisable at $1.8125 per share, and (iii) one warrant to purchase 281,250 shares of Common Stock exercisable at $2.125 per share (collectively, the "RBB Series 6 Warrants"). The RBB Series 6 Warrants will be for a term of three (3) years and may be exercised at any time after December 31, 1997, and until June 9, 2000.

     The conversion price of the Series 6 Preferred shall be $1.8125 per share, unless the closing bid quotation of the Common Stock is lower than $2.50 in twenty (20) out of any thirty (30) consecutive trading days after March 1, 1998, in which case, the conversion price per share shall be the lesser of (A) the product of the average closing bid quotation for the five (5) trading days immediately preceding the conversion date multiplied by eighty percent (80%) or (B) $1.8125 with the minimum conversion price being $.75, which minimum will be eliminated from and after September 6, 1998. The remaining terms of the Series 6 Preferred will be substantially the same as the terms of the Series 4 Preferred. As of December 31, 1997, no shares of the Series 6 Preferred have been converted. The accrued dividends as of this date, for the Series 4 and Series 6 Preferred, total approximately $55,000, which were paid in January 1998, in the form of 27,377 shares of Common Stock of the Company.

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

     The Company negotiated an Exchange Agreement with Infinity ("Infinity Fund Exchange Agreement") which provided that the 350 shares of Series 5 Preferred will be tendered to the Company in exchange for (i) 350 shares of a newly created Series 7 Class G Preferred Stock, par value $.001 per share ("Series 7 Preferred"), and (ii) one Warrant to purchase up to 35,000 shares of Common Stock exercisable at $1.8125 per share ("Series 7 Warrant"). The Series 7 Warrant will be for a term of three (3) years and may be exercised at any time after December 31, 1997, and until July 7, 2000.

     The conversion price of the Series 7 Preferred shall be $1.8125 per share, unless the closing bid quotation of the Common Stock is lower than $2.50 per share in twenty (20) out of any thirty (30) consecutive trading days after March 1, 1998, in which case, the conversion price per share shall be the lesser of (i) the product of the average closing bid quotation for the five (5) trading days immediately preceding the conversion date multiplied by eighty percent (80%) or (ii) $1.8125, with the minimum conversion price being $.75, which minimum will be eliminated from and after September 6, 1998. The remaining terms of the Series 7 Preferred will be substantially the same as the terms of the Series 5 Preferred. As of December 31, 1997, no shares of the Series 7 Preferred have been converted. The accrued dividends as of this date, for the Series 5 and Series 7 Preferred, total approximately $7,000, which were paid in January 1998, in the form of 3,311 shares of Common Stock of the Company.

     In connection with the Preferred Stock issuances, the Company recorded $352,000 of Preferred Stock dividends ($.03 per share) during the year ended December 31, 1997, of which $314,000 was paid during 1997 in the form of Common Stock and $38,000 was accrued for at December 31, 1997. During the year ended December 31, 1996, the Company recorded $2,145,000 of Preferred Stock dividends ($.24 per share) of which $2,000,000 represented a convertible discount feature as discussed in Note 3 and $145,000 was accrued at year-end and subsequently paid in the form of Common Stock in January 1997.

     ________________________________________________________
     NOTE 7
     LONG-TERM DEBT

     Long-term debt at December 31 includes the following (in thousands):

                                                     1997      1996
                                                   _______   _______
Revolving loan facility dated January 15,
   1998, collateralized by eligible
   accounts receivables, subject to monthly
   borrowing base calculation, variable
   interest paid monthly at prime rate
   plus 1 3/4.                                     $ 1,664   $     -

Term loan agreement dated January 15, 1998,
   payable in monthly principal install-
   ments of $52, balance due in January
   2001, variable interest paid monthly
   at prime rate plus 1 3/4.                        2,500          -

Revolving loan facility dated January 27,
   1995, repaid in January 1998, in
   conjunction with Congress Financing.                 -      2,879

Term loan agreement dated January 27, 1995,
   repaid in January 1998 in conjunction
   with Congress Financing.                             -      1,383

Equipment financing agreements with Ally
   Capital, repaid in January 1998 in
   conjunction with Congress Financing.                 -      1,257

Mortgage note agreement payable in quarterly
   installments of $15, plus accrued interest
   at 10%.  Balance due October 1998 secured
   by real property.                                   61       123

Various capital lease and promissory note
   obligations, payable 1998 to 2002,
   interest at rates ranging from 8.0% to
   15.9%.                                             640       639
                                                  _______   _______

                                                    4,865     6,281

Less current portion of revolving loan
   and term note facility                             614       500
Less current portion of long-term debt                254       919
                                                  _______   _______
                                                  $ 3,997   $ 4,862
                                                  =======   =======

     On January 15, 1998, the Company, as parent and guarantor, and all direct and indirect subsidiaries of the Company, as co-borrowers and cross-guarantors, entered into a Loan and Security Agreement ("Agreement") with Congress Financial Corporation (Florida) as lender ("Congress"). The Agreement provides for a term loan in the amount of $2,500,000, which requires principal repayments based on a four-year level principal amortization over a term of 36 months, with monthly principal payments of $52,000. Payments commenced on February 1, 1998, with a final balloon payment in the amount of approximately $573,000 due on January 14, 2001. The Agreement also provides for a revolving loan facility in the amount of $4,500,000. At any point in time the aggregate available borrowings under the facility are subject to the maximum credit availability as determined through a monthly borrowing base calculation, as updated for certain information on a weekly basis, equal to 80% of eligible accounts receivable accounts of the Company as defined in the Agreement. The termination date on the revolving loan facility is also the third anniversary of the closing date. The Company incurred approximately $230,000 in financing fees relative to the solicitation and closing of this loan agreement (principally commitment, legal and closing fees) which are being amortized over the term of the Agreement.

     Pursuant to the Agreement, the term loan and revolving loan both bear interest at a floating rate equal to the prime rate plus 1 3/4%. The Agreement also provides for a one time rate adjustment of 1/4%, subject to the company meeting certain 1998 performance objectives. The loans also contain certain closing, management and unused line fees payable throughout the term. The loans are subject to a 3.0% prepayment fee in the first year, 1.5% in the second and 1.0% in the third year of the Agreement.

     As security for the payment and performance of the Agreement, the Company granted a first security interest in all accounts receivable, inventory, general intangibles, equipment and other assets of the Company and subsidiaries, as well as the mortgage on two (2) of the Company's facilities. The Agreement contains affirmative covenants including, but not limited to, certain financial statement disclosures and certifications, management reports, maintenance of insurance and collateral. The Agreement also contains an adjusted net worth financial covenant, as defined in the Agreement, of $3,000,000.

     The proceeds of the Agreement were utilized to repay in full on January 15, 1998, the outstanding balance of the Heller Financial, Inc. ("Heller") which was comprised of a revolving loan and security agreement, loan and term loan, and to repay and buyout all assets under the Ally Capital Corporation ("Ally") equipment financing agreements. As of December 31, 1997, the borrowings under the Heller revolving loan facility totaled $2,652,000, a reduction of $227,000 from the December 31, 1996, balance of $2,879,000, with borrowing availability of approximately $762,000. The balance of the revolving loan on January 15, 1998, as repaid pursuant to the Congress agreement was $2,289,000. The balance under the Heller term loan at December 31, 1997, was $867,000, a reduction of $516,000 from the December 31, 1996, balance of $1,383,000. The Company subsequently made a term loan payment of $41,000 on January 2, 1998, resulting in a balance of $826,000, as repaid pursuant to the Congress Agreement. As of December 31, 1997, the outstanding balance on the Ally Equipment Financing Agreement was $624,000, a reduction of $633,000 from the December 31, 1996, balance of $1,257,000 and represents the principal balance repaid pursuant to the Congress Agreement. In conjunction with the above debt repayments, the Company also repaid a small mortgage, paid certain fees, taxes and expenses, resulting in an initial Congress term loan of $2,500,000 and revolving loan balance of $1,705,000 as of the date of closing, the Company had borrowing availability under the Congress Agreement of approximately $1,500,000. The Company recorded the December 31, 1997, Heller and Ally debt balances as though the Congress transaction had been closed as of December 31, 1997.

     As further discussed in Note 4, the long-term debt associated with the discontinued Memphis operation is excluded from the above and is recorded in the "Long-Term Liabilities of Discontinued Operations" total. The Memphis debt obligations total $116,000, of which $99,000 is current.

     The aggregate amount of the maturities of long-term debt maturing in future years as of December 31, 1997, is $868,000 in 1998; $820,000 in 1999; $798,000 in 2000; $2,361,000 in 2001; and
$18,000 in 2002.

     ________________________________________________________
     NOTE 8
     ACCRUED EXPENSES

     Accrued expenses at December 31 include the following (in thousands):

                                                1997      1996
                                              _______   _______
     Salaries and employee benefits          $   927   $   768
     Accrued sales, property and other
       tax                                       484       365
     Waste disposal and other operating
       related expenses                        1,240       712
     Accrued environmental                       305       334
     Other                                       424       314
                                             _______   _______
          Total accrued expenses             $ 3,380   $ 2,493
                                             =======   =======

          Excludes Perma-Fix of Memphis, Inc. accrued expenses for the years ended December 31, 1997, and 1996 of $1,094 and $367, respectively, which are reported as current liabilities of discontinued operations. See Note 4 for further discussion of this discontinued operation.

     ________________________________________________________
     NOTE 9
     ACCRUED CLOSURE COSTS AND ENVIRONMENTAL LIABILITIES

     The Company accrues for the estimated closure costs of its fixed-based RCRA regulated facilities upon cessation of operations. During 1997, the accrued long-term closure cost for its continuing operations increased by $16,000 to a total of $831,000 over the 1996 total of $815,000, principally as a result of inflationary factors. The closure costs are based upon RCRA guidelines and will increase in the future, as indexed to an inflationary factor, and may also increase or decrease as the Company changes its current operations at these regulated facilities. Additionally, unlike solid waste facilities, the Company, consistent with EPA regulations, does not have post-closure liabilities that extend substantially beyond the effective life of the facility.

     At December 31, 1997, the Company had accrued long-term environmental and acquisition related liabilities totaling $525,000, which reflects a decrease of $721,000 from the
December 31, 1996, balance of $1,246,000. This amount principally represents management's best estimate of the costs to remove contaminated soil and to undergo groundwater remediation activities at one former RCRA facility that is under a closure action from
1989 that its wholly-owned subsidiary, PFD, leases.   In June 1994,
the Company acquired from Quadrex Corporation and/or a subsidiary of Quadrex Corporation (collectively, (Quadrex") three TSD companies, including the PFD facility. The former owners of PFD had merged EPS with PFD, which was subsequently sold to Quadrex. The Company, through its acquisition of PFD in 1994 from Quadrex, was indemnified by Quadrex for costs associated with remediating the Leased Property, which entails remediation of soil and/or groundwater restoration. The Leased Property used by EPS to operate its facility is separate and apart from the property on which PFD's facility is located. In conjunction with the subsequent bankruptcy filing by Quadrex, and the Company's recording of purchase accounting for the acquisition of PFD, the Company recognized an environmental liability of approximately
$1,200,000 for the remediation of this leased facility.   This
facility has pursued remedial activities for the last five years with additional studies forthcoming, and potential groundwater restoration which could extend three (3) to five (5) years. The Company has estimated the potential liability related to the remaining remedial activity of the above property to be approximately $420,000, representing the remaining acquisition reserve balance, of which the Company anticipates spending approximately $210,000 during 1998 which is included in accrued expenses. No insurance or third party recovery was taken into account in determining the Company's cost estimates or reserve, nor do the Company's cost estimates or reserves reflect any discount for present value purposes.

     Pursuant to the acquisition by the Company, effective
December 31, 1993, of Perma-Fix of Memphis, Inc. (F/N/A American Resource Recovery, Inc.), the Company assumed certain liabilities relative to the removal of contaminated soil and to undergo groundwater remediation at the facility. Prior to the Company's ownership of PFM, the previous owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities. Based upon technical information available to it, the Company estimated, and recorded through purchase accounting, the remaining cost of such remedial action. To-date, the Company has spent approximately $200,000 and has a reserve balance of approximately $970,000 as of December 31, 1997. Neither the Company's cost estimates or reserve reflect any discount for present value purpose and such remediation is expected to extend for a period of five to ten years. The Company has recorded approximately $200,000 as a current liability under "Current Liabilities of Discontinued Operations" and the remainder under "Long-term Liabilities of Discontinued Operations." See Note 4 for additional discussion of discontinued operations.

     ________________________________________________________
     NOTE 10
     INCOME TAXES

     The components of the provision for income taxes are as follows (in thousands):

     At December 31, 1997, the Company had temporary differences and net operating loss carry forwards which gave rise to deferred tax assets and liabilities at December 31, as follows (in thousands):

                                     1997      1996      1995
                                   _______   _______   _______
     Net operating losses          $ 3,393   $ 3,376   $ 2,770
     Environmental reserves          1,498       980     1,131
     Impairment of assets              560         -         -
     Other                             213       172       453
     Valuation allowance            (5,139)   (4,034)   (3,849)
                                    _______   _______   _______
        Deferred tax assets            525       494       505
                                    _______   _______   _______
     Depreciation and
        amortization                   525       466       493
     Other                               -        28        12
                                   _______   _______   _______
        Deferred tax liability         525       494       505
                                   _______   _______   _______
        Net deferred tax asset
           (liability)             $     -   $     -   $     -
                                   =======   =======   =======

     A reconciliation between the expected tax benefit using the federal statutory rate of 34% and the provision for income taxes as reported in the accompanying consolidated statements of operations is as follows (in thousands):
                                     1997      1996      1995
                                    _______   _______   _______
     Tax benefit at statutory
        rate                       $(1,329)  $   (88)  $(3,077)
     Permit impairment charge and
        goodwill amortization           77        43     1,811
     Other                             147      (140)       97
     Increase in valuation
        allowance                    1,105       185     1,169
                                   _______   _______   _______
     Provision for income taxes    $     -   $     -   $     -
                                   =======   =======   =======

     The Company's valuation allowance increased by approximately $1,105,000 and $185,000 for the years ended December 31, 1997, and 1996, respectively, which represents the effect of changes in the temporary differences and net operating losses (NOLs), as amended. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

     The Company had estimated net operating loss carry forwards for federal income tax purposes of approximately $9,980,000 at December 31, 1997. These net operating losses can be carried forward and applied against future taxable income, if any, and expire in the years 2006 through 2011. However, as a result of various stock offerings and certain acquisitions, the use of these NOLs will be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. Additionally, NOLs may be further limited under the provisions of Treasury Regulation 1.1502-21 regarding Separate Return Limitation Years.

     ________________________________________________________
     NOTE 11
     CAPITAL STOCK, EMPLOYEE STOCK PLAN AND INCENTIVE COMPENSATION

     In February 1996, the Company issued 1,100 shares of newly created Series 1 Preferred at a price of $1,000 per share, for net proceeds of $924,000. The Company also issued 330 shares of newly created Series 2 Preferred at a price of $1,000 per share, for net proceeds of $297,000. During 1996, of the Series 1 and Series 2 Preferred were fully converted into 1,953,467 shares of the Company's Common Stock. During July 1996, the Company issued 5,500 shares of newly created Series 3 Preferred at a price of $1,000 per share for an aggregate sales price of $5,500,000. During June 1997, the Company issued 2,500 shares of newly created Series 4 Preferred at a price of $1,000 per share for an aggregate sales price of $2,500,000. During July 1997, the Company issued 350 shares of newly created Series 5 Preferred at a price of $1,000 per share for an aggregate sales price of $350,000. During 1997, 1,500 shares of the Series 3 Preferred were converted into 1,027,974 shares of the Company's Common Stock. See Note 6 for further discussion.

     In March 1996, the Company entered into a Stock Purchase Agreement with Dr. Centofanti, the President, Chief Executive Officer, Chairman of the Board of the Company, whereby the Company sold, and Dr. Centofanti purchased, 133,333 shares of the Company's Common Stock for 75% of the closing bid price of such Common Stock as quoted on the NASDAQ on the date that Dr. Centofanti notified the Company of his desire to purchase such stock, as authorized by the Board of Directors of the Company. During February 1996, Dr. Centofanti tendered to the Company $100,000 for such 133,333 shares by delivering to the Company $86,000 and forgiving $14,000 that was owing to Dr. Centofanti by the Company for expenses incurred by Dr. Centofanti on behalf of the Company. On the date that Dr. Centofanti notified the Company of his desire to purchase such shares, the closing bid price as quoted on the NASDAQ for the Company's Common Stock was $1.00 per share.

     In June 1996, the Company entered into a second Stock Purchase Agreement with Dr. Centofanti, whereby the Company sold, and Dr. Centofanti purchased, 76,190 shares of the Company's Common Stock for 75% of the closing bid price of such Common Stock as quoted on the NASDAQ on the date that Dr. Centofanti notified the Company of his desire to purchase such stock (closing bid of $1.75 on June 11, 1996), as previously authorized by the Board of Directors of the Company. Dr. Centofanti tendered to the Company $100,000 for such 76,190 shares of Common Stock. During 1997, Dr. Centofanti also purchased 12,190 shares of Common Stock for $20,000, representing 75% of the closing bid price. During 1996, the Company issued 347,912 shares of Common Stock to outside consultants and directors of the Company for past and future services, valued at approximately $462,000, and during 1997, the Company issued 116,081 shares of Common Stock to outside consultants and directors of the Company, valued at approximately $148,000.

     At the Company's Annual Meeting of Stockholders ("Annual Meeting") as held on December 12, 1996, the stockholders approved the adoption of the Perma-Fix Environmental Services, Inc. 1996 Employee Stock Purchase Plan. This plan provides eligible employees of the Company and its subsidiaries, who wish to become stockholders, an opportunity to purchase Common Stock of the Company through payroll deductions. The maximum number of shares of Common Stock of the Company that may be issued under the plan will be 500,000 shares. The plan provides that shares will be purchased two (2) times per year and that the exercise price per share shall be eighty-five percent (85%) of the market value of each such share of Common Stock on the offering date on which such offer commences or on the exercise date on which the offer period expires, whichever is lowest. The first purchase period commenced July 1, 1997, and ended December 31, 1997. Proceeds totaled $16,000 for this purchase period which resulted in the purchase of 8,276 shares of Common Stock in January 1998, pursuant to the 1996 Employee Stock Purchase Plan. Also approved at the Annual Meeting was the amendment to the Company's Restated Certificate of Incorporation, as amended, to increase from 20,000,000 to 50,000,000 shares the Company's authorized Common Stock, par value $.001 per share.

     During October 1997, Dr. Centofanti entered into a three (3) year Employment Agreement with the Company which provided for, among other things, an annual salary of $110,000 and the issuance of Non-qualified Stock Options ("Non-qualified Stock Options").
The Non-qualified Stock Options provide Dr. Centofanti with the right to purchase an aggregate of 300,000 shares of Common Stock as follows: (i) after one year 100,000 shares of Common Stock at a price of $2.25 per share, (ii) after two years 100,000 shares of Common stock at a price of $2.50 per share, and (iii) after three years 100,000 shares of Common Stock at a price of $3.00 per share. The Non-qualified Stock Options expire ten years after the date of the Employment Agreement.

Stock Options
     On December 16, 1991, the Company adopted a Performance Equity Plan (the "Plan"), under which 500,000 shares of the Company's Common Stock are reserved for issuance, pursuant to which officers, directors and key employees are eligible to receive incentive or Non-qualified stock options. Incentive awards consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards. Incentive stock options granted under the Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the market price of the Common Stock on the date of grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the then-outstanding shares of Common Stock may not exceed five years and the exercise price may not be less than 110% of the market price of the Common Stock on the date of grant. To date, all grants of options under the Performance Equity Plan have been made at an exercise price not less than the market price of the Common Stock at the date of grant.

     Effective September 13, 1993, the Company adopted a Non-qualified Stock Option Plan pursuant to which officers and key employees can receive long-term performance-based equity interests in the Company. The maximum number of shares of Common Stock as to which stock options may be granted in any year shall not exceed twelve percent (12%) of the number of common shares outstanding on December 31 of the preceding year, less the number of shares covered by the outstanding stock options issued under the Company's 1991 Performance Equity Plan as of December 31 of such preceding year. The option grants under the plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the market price of the Common Stock at date of grant.

     Effective December 12, 1993, the Company adopted the 1992 Outside Directors Stock Option Plan, pursuant to which options to purchase an aggregate of 100,000 shares of Common Stock had been authorized. This Plan provides for the grant of options on an annual basis to each outside director of the Company to purchase up to 5,000 shares of Common Stock. The options have an exercise price equal to the closing trading price, or, if not available, the fair market value of the Common Stock on the date of grant. The Plan also provides for the grant of additional options to purchase up to 10,000 shares of Common Stock on the foregoing terms to each outside director upon election to the Board. During the Company's annual meeting held on December 12, 1994, the stockholders approved the Second Amendment to the Company's 1992 Outside Directors Stock Option Plan which, among other things, (i) increased from 100,000 to 250,000 the number of shares reserved for issuance under the Plan, and (ii) provides for automatic issuance to each director of the Company, who is not an employee of the Company, a certain number of shares of Common Stock in lieu of sixty-five percent (65%) of the cash payment of the fee payable to each director for his services as director of the Company. The Third Amendment to the Outside Directors Plan, as approved at the December 1996 Annual Meeting, provided that each eligible director shall receive, at such eligible director's option, either sixty-five percent (65%) or one hundred percent (100%) of the fee payable to such director for services rendered to the Company as a member of the Board in Common Stock. In either case, the number of shares of Common Stock of the Company issuable to the eligible director shall be determined by valuing the Common Stock of the Company at seventy-five percent (75%) of its fair market value as defined by the Outside Directors Plan. The Fourth Amendment to the Outside Directors Plan, to be approved at the May 1998 Annual Meeting, proposes to increase the number of authorized shares from 250,000 to 500,000 reserved for issuance under the Plan.

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

     Statement of Financial Accounting Standards No. 123 ("FAS 123") "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair market value based method prescribed in FAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: no dividend yield for all years; an expected life of ten years for all years; expected volatility of 42.0%, 46.8% and 47.0%; and risk-free interest rates of 6.91%, 6.63% and 7.69%.

     Under the accounting provisions of FASB Statement 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                         1997       1996        1995
                                   ____________ ______________ _____________
   Net loss applicable to Common
      Stock from continuing
      operations
      As reported                  $   (160,000) $ (2,118,000) $ (3,494,000)
      Pro forma                        (438,000)   (2,471,000)   (3,995,000)

   Net loss per share applicable
      to Common Stock from con-
      tinuing operations
      As reported                  $       (.02) $       (.24) $       (.44)
      Pro forma                            (.04)         (.28)         (.51)
         _______________________________________________________________

   Net loss applicable to Common
      Stock
      As reported                  $ (4,261,000) $ (2,405,000) $ (9,052,000)
      Pro forma                      (4,859,000)   (2,758,000) $ (9,553,000)

   Net loss per share
      As reported                  $       (.40) $       (.27) $      (1.15)
      Pro forma                            (.46)         (.31)        (1.21)

     A summary of the status of options under the plans as of December 31, 1997, 1996 and 1995 changes during the years ending on those dates are presented below:


                              1997                  1996
                        ___________________  ____________________
                                  Weighted               Weighted
                                   Average                Average
                                   Exercise              Exercise
                         Shares     Price      Shares      Price
                        _________ _________  _________   ________
Performance Equity Plan:
_______________________
  Balance at beginning
    of year              316,226     $2.43     263,282     $3.22
     Granted                   -         -     110,000      1.00
     Exercised                 -         -           -         -
     Forfeited           (28,088)     1.34     (57,056)     3.32
                         ________             ________
  Balance at end
    of year              288,138      2.54     316,226      2.43
                         ========             ========
  Options exercisable
    at year end          217,238      2.98     183,609      3.14

  Options granted during
    the year at exercise
    prices which equal
    market price of stock
    at date of grant:
    Weighted average
      exercise price           -         -     110,000      1.00
    Weighted average
      fair value               -         -     110,000       .68

Non-qualified Stock
  Option Plan:
___________________
  Balance at beginning
    of year              475,395     $1.68     263,995     $3.17
     Granted             290,000      1.375    345,000      1.00
     Exercised           (11,000)     1.00           -         -
     Forfeited          (103,685)     2.54    (133,600)     2.88
                         ________             ________
  Balance at end
    of year              650,710      1.41     475,395      1.68
                         ========             ========
  Options exercisable
    at year end           90,426      1.72      34,158      3.77
  Options granted during
    the year at exercise
    prices which equal
    market price of stock
    at date of grant:
    Weighted average
      exercise price     290,000     1.375    345,000      1.00
    Weighted average
      fair value         290,000      .90     345,000       .68

Outside Directors Stock
  Option Plan:
_______________________
  Balance at beginning
    of year              145,000     $2.76     110,000     $3.08
     Granted              15,000      2.13      35,000      1.75
     Exercised                 -         -           -         -
     Forfeited                 -         -           -         -
                         ________             ________
  Balance at end
    of year              160,000      2.69     145,000      2.76
                         ========             ========
  Options exercisable
    at year end          160,000      2.69     110,000      3.08


  Options granted during
    the year at exercise
    prices which equal
    market price of stock
    at date of grant:
    Weighted average
      exercise price      15,000     2.13      35,000      1.75
    Weighted average
      fair value          15,000     1.34      35,000      1.25


                                                    1995
                                             ____________________
                                                        Weighted
                                                        Average
                                                        Exercise
                                             Shares     Price
                                             _________ __________
                                              361,615    $ 3.31
                                               15,000      2.47
                                                    -         -
                                             (113,333)     3.41
                                            _________

                                              263,282      3.22
                                            =========

                                              158,874      3.17








                                               15,000      2.47
                                               15,000      1.69



                                              119,295    $ 3.72
                                              193,000      2.88
                                                    -         -
                                              (48,300)     3.40
                                             _________
                                              263,995      3.17
                                             =========

                                                8,079      4.75





                                              193,000      2.88
                                              193,000      2.23

                                               90,000    $ 3.05
                                               20,000      3.25
                                                    -         -
                                                    -         -
                                             ________
                                              110,000      3.08
                                             ========


                                               20,000      3.25
                                               20,000      2.27


     The following table summarizes information about options under the plan outstanding at December 31, 1997:

                                   Options Outstanding
                         ________________________________________
                                             Weighted
                                             Average     Weighted
  Description and             Number        Remaining    Average
     Range of             Outstanding at   Contractual   Exercise
   Exercise Price          Dec. 31, 1997      Life         Price
________________________  ______________   ___________   ________
Performance Equity Plan:
_______________________
1991/1992 Awards ($3.02)       188,638      4.1 years      $3.02
1993 Awards ($5.25)             14,500      5.8 years       5.25
1996 Awards ($1.00)             85,000      8.4 years       1.00
                             _________
                               288,138      5.5 years       2.54
                             =========

Non-qualified Stock
   Option Plan:
___________________
1994 Awards ($4.75)                710      6.2 years      $4.75
1995 Awards ($2.88)             85,000      7.0 years       2.88
1996 Awards ($1.00)            280,000      8.4 years       1.00
1997 Awards ($1.375)           285,000      9.3 years       1.38
                             _________
                               650,710      8.6 years       1.41
                             =========

Outside Directors Stock
   Option Plan:
_______________________
1993 Awards ($3.02)             45,000      4.5 years      $3.02
1994 Awards ($3.00-$3.22)       45,000      6.5 years       3.07
1995 Awards ($3.25)             20,000      7.0 years       3.25
1996 Awards ($1.75)             35,000      8.9 years       1.75
1997 Awards ($2.125)            15,000      9.9 years       2.13
                             _________
                               160,000      6.9 years       2.69
                             =========

                                   Options Exercisable
                             _______________________________
                                                    Weighted
                                Number              Average
                             Exercisable at         Exercise
                             Dec. 31, 1997           Price
                             _______________        ________
                                188,638               $3.02
                                 11,600                5.25
                                 17,000                1.00
                              __________
                                217,238                2.98
                              ==========

                                    426                $4.75
                                 34,000                 2.88
                                 56,000                 1.00
                                      -                    -
                              __________
                                 90,426                 1.72
                              ==========

                                 45,000                $3.02
                                 45,000                 3.07
                                 20,000                 3.25
                                 35,000                 1.75
                                 15,000                 2.13
                               ________
                                160,000                 2.69

Warrants
     The Company has issued various warrants pursuant to acquisitions, private placements, debt and debt conversion and to facilitate certain financing arrangements. The warrants principally are for a term of three to five years and entitle the holder to purchase one share of Common Stock for each warrant at the stated exercise price. During 1996, pursuant to the issuance of the Series 3 Class C Convertible Preferred Stock, as further discussed in Note 6, the Company issued to RBB Bank two (2) Common Stock purchase warrants entitling RBB Bank to purchase, after December 31, 1996, until July 18, 2001, an aggregate of up to 2,000,000 shares of Common Stock, with 1,000,000 shares exercisable at an exercise price equal to $2.00 per share and 1,000,000 at $3.50 per share. In connection with the Preferred Stock issuances as discussed fully in Note 6, the Company issued additional warrants during 1997 and 1996 for the purchase of 1,531,250 and 1,420,000 shares, respectively, of Common Stock which are included in other financing warrants. Certain of the warrant agreements contain antidilution provisions which have been triggered by the various stock and warrant transactions as entered into by the Company since the issuance of such warrants by the Company. The impact of these antidilution provisions was the reduction of certain warrant exercise prices and in some cases the increase in the total number of underlying shares for certain warrants issued prior to 1996. During 1997, a total of 794,514 warrants were exercised for proceeds in the amount of $933,000 and 842,920 warrants expired.

     The following details the warrants currently outstanding as of December 31, 1997, after giving effect to antidilution provisions:

                    Number of
                    Underlying      Exercise      Expiration
  Warrant Series      Shares          Price          Date
  ______________    __________     ____________   __________
Class B Warrants     4,273,445        $3.28          6/99
Class C Preferred
 Stock Warrants      3,113,300      $.73-$3.50    9/99-7/01
Class F Preferred
 Stock Warrants      1,421,250     $1.50-$2.125   6/00-7/02
Class G Preferred
 Stock Warrants         35,000        $1.8125        6/00
Other Financing
 Warrants            1,192,901     $1.936-$3.625  6/99-9/00
                    ___________
                    10,035,896
                    ===========

Shares Reserved
     At December 31, 1997, the Company has reserved approximately 21,168,631 shares of Common Stock for future issuance under all of the above arrangements and the convertible Series 3, Series 6, and Series 7 Preferred Stock using the minimum conversion price (see
Note 6).

     ________________________________________________________
     NOTE 12
     COMMITMENTS AND CONTINGENCIES

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

Legal
     In May 1995, PFM, a subsidiary of the Company, became aware that the U.S. District Attorney for the Western District of Tennessee and the Department of Justice were investigating certain prior activities of W. & R. Drum, Inc. ("W.R. Drum") its successor, First Southern Container Company, and any other facility owned or operated, in whole or in part, by Johnnie Williams. PFM used W.
R. Drum to dispose of certain of its used drums. In May 1995, PFM received a Grand Jury Subpoena which demanded the production of any documents in the possession of PFM pertaining to W. R. Drum, First Southern Container Company, or any other facility owned or operated, and holder in part, by Johnnie Williams. PFM complied with the Grand Jury Subpoena. Thereafter, in September of 1995, PFM received another Grand Jury Subpoena for documents from the Grand Jury investigating W. R. Drum, First Southern Container Company and/or Johnnie Williams. PFM complied with the Grand Jury Subpoena. In December 1995, representatives of the Department of Justice advised PFM that it was also currently a subject of the investigation involving W. R. Drum, First Southern Container
Company, and/or Johnnie Williams.   In accordance with certain
provisions of the Agreement and the Plan of Merger relating to the prior acquisition of PFM, on or about January 2, 1996, PFM notified Ms. Billie K. Dowdy of the foregoing, and advised Ms. Dowdy that the Company and PFM would look to Ms. Dowdy to indemnify, defend and hold the Company and PFM harmless from any liability, loss, damage or expense incurred or suffered as a result of, or in connection with, this matter.

     During January 1998, PFM was notified by the EPA that the EPA had conducted remediation operations at a site owned and operated by W.R. Drum in Memphis, Tennessee (the "Drum site"). By correspondence dated January 15, 1998 ("PRP Letter"), the EPA has informed PFM that it believes that PFM is a PRP regarding the remediation of the Drum site, primarily as a result of acts by PFM prior to the time PFM was acquired by the Company. The PRP Letter states that the EPA is continuing to investigate other PRPs regarding the Drum site which may be liable for certain remediation costs of the Drum site. The PRP Letter estimated the remediation costs incurred by the EPA for the Drum site to be approximately $1,400,000 as of November 30, 1997, and the EPA has orally informed the Registrant that such remediation has been substantially complete as of such date. Because CERCLA provides that liability for PRPs for a particular site is joint and several, the PRP Letter includes a demand by the EPA from PFM for the full amount of the remediation of the Drum site, including interest on such amount, as provided for in CERCLA. The EPA has advised PFM that PFM was a PRP at the Drum site; and that the EPA believes that PFM supplied a substantial amount of the drums at the Drum Site, during a portion of the years in which W.R. Drum was in operation. In addition, the EPA has advised PFM that it has sent PRP Letters to approximately 50 other PRP's making demand upon such other PRPs regarding the

Drum site. The Company is currently investigating the allegations set forth in the PRP Letter and intends to vigorously defend against such allegations and the associated demand regarding remediation costs of the Drum site. The Company has notified certain of the previous owners of PFM that the Company will seek recovery from them as PRPs in the event PFM is determined to be a PRP regarding the Drum site. However, no assurance can be made that PFM will be able to recover remediation costs from such previous owners. If PFM is determined to be liable for all or a substantial portion of the remediation cost incurred by the EPA at the Drum site, such could have a material adverse effect on the Company.

     On January 27, 1997, an explosion and resulting tank fire occurred at PFM's facility in Memphis, Tennessee, a hazardous waste storage, processing and blending facility. See "Business Company Overview and Principal Products and Services" and Note 4 "Discontinued Operations" of the Notes to Consolidated Financial Statements. As a result of the fire and explosion, the Tennessee Department of Environmental and Conservation ("TDEC") issued an order in a matter styled In the Matter of Perma-Fix Incorporated, Division of Solid Waste Management, Case No. 97-0097, Tennessee Department of Environmental and Conservation (the "Order"), and in such Order alleged that PFM violated certain rules and regulations of the TDEC and assessed a penalty of $145,000 against PFM as a result of the above-referenced occurrence. The TDEC and the Company have settled the Order. Under the terms of the settlement between the TDEC and PFM, dated February 3, 1998, the TDEC and PFM agreed, among other things, (i) that as a result of the fire and explosion, which were caused by welding activities of employees of an independent contractor, certain hazardous waste was released into the soil at PFM's facility; (ii) that PFM submitted to the TDEC a soil removal plan ("plan"), which plan is designed to remediate the soil at PFM's facility that was impacted by such release, the plan has been approved by the TDEC, and that PFM is currently implementing the plan, and (iii) PFM agreed to pay the TDEC a civil penalty of approximately $108,000, payable as follows:
$25,000 within 60 days and the balance payable in quarterly installments of approximately $10,400 each beginning June 1, 1998, and on the first day of each quarter thereafter until paid in full (with all or a portion of the quarter installments payable by the Company accepting CERCLA waste from the TDEC on a dollar for dollar basis under certain conditions). In addition, under the settlement, PFM has agreed to cease fuel blending at its Memphis, Tennessee facility and to implement an amended approved closure plan of its hazardous waste tank farm, at such facility, subject to certain exceptions.

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

Accrued Closure Costs and Environmental Liabilities
     The Company maintains closure cost funds to insure the proper decommissioning of its RCRA facilities upon cessation of operations. Additionally, in the course of owning and operating on-site treatment, storage and disposal facilities, the Company is subject to corrective action proceedings to restore soil and/or groundwater to its original state. These activities are governed by federal, state and local regulations and the Company maintains the appropriate accruals for restoration. As discussed in Note 9, the Company has recorded accrued liabilities for estimated closure costs and identified environmental remediation costs.

Discontinued Operations
     As previously discussed, the Company made the strategic decision in February 1998 to discontinue its fuel blending operations at the PFM facility. The Company has, based upon the best estimates available, recognized accrued environmental and closure costs in the aggregate amount of $3,860,000. This liability includes principally, the RCRA closure liability, the groundwater remediation liability (see Note 9), the potential additional site investigation and remedial activity which may arise as PFM proceeds with its closure activities, the Company's best estimate of the future operating losses as the Company discontinues its fuel blending operations and other contingent liabilities, including the above discussed PRP liability. See Note 4 for further discussion of PFM.

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

Facility Expansion
     The Company is currently in the process of upgrading or expanding all of its TSD facilities, with the principal projects occurring at its PFD, PFTS and PFF subsidiaries. Certain of the projects were initiated during 1997 and all current activity is expected to be completed by the fourth quarter of 1998, at an estimated additional cost of approximately $1,850,000. The Company has estimated additional capital spending of approximately $100,000 to be incurred at the remainder of the Company's subsidiaries during 1998.

Operating Leases
     The Company leases certain facilities and equipment under operating leases. Future minimum rental payments as of December 31, 1997 required under these leases are $1,035,000 in 1998, $692,000 in 1999, $501,000 in 2000, $247,000 in 2001 and
$197,000 in 2002.

     Net rent expense relating to the Company's operating leases was $1,533,000, $1,657,000 and $1,982,000 for 1997, 1996 and 1995,
respectively.

     ________________________________________________________
     NOTE 13
     PROFIT SHARING PLAN

     The Company adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the "401(k) Plan") in 1992, which is intended to comply under Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974. All full-time employees of the Company and its subsidiaries who have attained the age of 21 are eligible to participate in the 401(k) Plan. Participating employees may make annual pre-tax contributions to their accounts up to 15% of their compensation, up to a maximum amount as limited by law. The Company, at its discretion, may make matching contributions based on the employee's elective contributions. Company contributions vest over a period of six years. The Company elected not to provide any matching contributions for the years ended December 31, 1997, 1996, and 1995.

     ________________________________________________________
     NOTE 14
     BUSINESS SEGMENT INFORMATION

     The Company provides services through two business segments. The Waste Management Services segment, which provides on-and-off-site treatment, storage, processing and disposal of hazardous and non-hazardous industrial and commercial, mixed waste, and wastewater through its five treatment, storage and disposal facilities (TSD facilities); Perma-Fix Treatment Services, Inc., Perma-Fix of Dayton, Inc., Perma-Fix of Ft. Lauderdale, Inc., Perma-Fix of Florida, Inc. and Perma-Fix of Memphis, Inc. The Company has discontinued all fuel blending activities at its PFM facility, the principal business segment for this subsidiary prior to the January 1997 fire and explosion. PFM currently provides, on a limited basis, an off-site waste storage and transfer facility and continues to explore other new markets for utilization of this facility. The Company also provides through this segment: (i) on-site waste treatment services to convert certain types of characteristic hazardous wastes into non-hazardous waste, through its Perma-Fix, Inc. subsidiary; and (ii) the supply and management of non-hazardous and hazardous waste to be used by cement plants as a substitute fuel or raw material source.

     The Company also provides services through the Consulting Engineering Services segment. The Company provides environmental engineering and regulatory compliance consulting services through Schreiber, Yonley & Associates in St. Louis, Missouri, and Mintech, Inc. in Tulsa, Oklahoma. These engineering groups provide oversight management of environmental restoration projects, air and soil sampling and compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities.

     The table below shows certain financial information by business segment for 1997, 1996, and 1995 and excludes the results of operations of the discontinued operations. Income (loss) from operations includes revenues less operating costs and expenses.
Marketing, general and administrative expenses of the corporate headquarters have not been allocated to the segments. Identifiable assets are those used in the operations of each business segment, including intangible assets and discontinued operations. Corporate assets are principally cash, cash equivalents and certain other assets.

                               Waste      Consulting   Corporate
                             Management   Engineering    and
Dollars in Thousands          Services      Services    Other    Consolidated
_____________________________________________________________________________
1997
Net revenues                  $ 23,756    $  4,657    $     -    $ 28,413
Depreciation and amortization    1,850         110         20       1,980
Income (loss) from operations    2,212          70     (1,358)        924
Identifiable assets             25,806       2,593        171      28,570
Capital expenditures, net        1,777          21          -       1,798

1996
Net revenues                  $ 21,497    $  5,544    $     -    $ 27,041
Depreciation and amortization    1,906         156         21       2,083
Income (loss) from operations      897         505     (1,298)        104
Identifiable assets             26,403       2,565         68      29,036
Capital expenditures, net        2,373           8          -       2,381

1995
Net revenues                  $ 25,429    $  6,048    $     -     $ 31,477
Depreciation and amortization    1,862         169         20        2,051
Nonrecurring charges               762           -        225          987
Income (loss) from operations     (818)        350     (2,025)      (2,493)
Identifiable assets             25,524       2,884        465       28,873
Capital expenditures, net        2,648        82          104        2,834
  (exclusive of acquisitions)

  ________________________________________________________
  NOTE 15
  NONRECURRING CHARGES

  During 1995, the Company recorded several nonrecurring charges totaling $987,000, for certain unrelated events. Of this amount, $450,000 represents a divestiture reserve as related to the sale of a wholly-owned subsidiary and $537,000 are one-time charges resulting from restructuring programs.

  As previously disclosed, the Company decided in 1994 to divest its wholly-owned subsidiary, Re-Tech Systems, Inc., which is engaged in post-consumer plastics recycling. Effective March 15, 1996, the Company completed the sale of Re-Tech Systems, Inc., its plastics processing subsidiary in Houston, Texas. The sale transaction included all real and personal property of the subsidiary, for a total consideration of $970,000. Net cash proceeds to the Company were approximately $320,000, after the repayment of a mortgage obligation of $595,000 and certain other closing and real estate costs. In conjunction with this transaction, the Company also made a prepayment of $50,000 to Heller Financial, Inc. for application to the term loan. The Company recorded during 1995 a nonrecurring charge of $450,000 (recorded as an asset reduction) for the estimated loss on the sale of this subsidiary, which, based upon the closing balances, the Company recognized a small gain on this sale after the asset write-down. The Company sold total assets of approximately $1,346,000, while retaining certain assets totaling approximately $94,000 and certain liabilities totaling approximately $48,000.

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

  In December of 1995, in conjunction with the above referenced restructuring program, the Company and Mr. Robert W. Foster, Jr. ("Foster") agreed to Foster's resignation as President, Chief Executive Officer and Director of the Company, thereby terminating his employment agreement with the Company effective March 15, 1996. The Company agreed to severance benefits of $30,000 in cash, the continuation of certain employee benefits for a period of time and the issuance of $171,000 in the form of Common Stock, par value $.001, of the Company. Pursuant to the above, the Company recorded a nonrecurring charge at December 31, 1995, of $215,000. In addition, severance costs of approximately $10,000 were incurred upon the termination of several corporate executives. These restructuring costs were principally incurred and funded during the first six months of 1996.

     ________________________________________________________

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

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors may be found under the caption "Election of Directors" on page 2 of the Company's Proxy
Statement that the Company may file with the Securities and Exchange Commission on or before April 30, 1998, in connection with the Company's 1998 annual meeting of stockholders. Such information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information in the Proxy Statement set forth under the captions "Summary Compensation Table" on page 6 and "Executive
Compensation" on page 6 is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The information set forth under the caption "Certain
Beneficial Owners" on page 12 of the Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information set forth under the caption "Certain
Relationships and Related Transactions" on page 15 of the Proxy
Statement is incorporated herein by reference.

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

 (b)    Reports on Form 8-K

        No report on Form 8-K was filed by the Company during the fourth quarter of 1997.

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perma-Fix Environmental Services, Inc.



By /s/ Dr. Louis F. Centofanti          Date  April 10, 1998
  _______________________________            ___________________
  Dr. Louis F. Centofanti
  Chairman of the Board
  Chief Executive Officer

By /s/ Richard T. Kelecy                Date   April 10, 1998
__________________________________         ___________________
  Richard T. Kelecy
  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.


  /s/ Steve Gorlin                       Date    April 10, 1998
___________________________________         ____________________



  /s/ Mark A. Zwecker                   Date    April 10, 1998
___________________________________         ____________________



  /s/ Jon Colin                         Date    April 10, 1998
___________________________________         ____________________



  /s/ Dr. Louis F. Centofanti           Date    April 10, 1998
___________________________________         ____________________

                           SCHEDULE II

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                VALUATION AND QUALIFYING ACCOUNTS
       For the years ended December 31, 1997, 1996 and 1995
                      (Dollars in thousands)

                                     Additions
                                     Charged to
                        Balance at     Costs,                    Balance
                         Beginning    Expenses                   At End
 Description              of Year     and Other    Deductions    of Year
_____________________________________________________________________________
[S]                     [C]          [C]          [C]           [C]
Year ended December 31,
  1997:
  Allowance for doubtful
    accounts(4)          $   340      $  133        $    99      $   374
  Divestiture reserve          -           -              -            -
  Restructuring reserve        -           -              -            -

Year ended December 31,
  1996:
  Allowance for doubtful
    accounts(4)          $   351      $   17        $    28      $    340
  Divestiture reserve        450           -            450             -
  Restructuring reserve      257           -            257             -

Year ended December 31,
  1995:
  Allowance for doubtful
    accounts(4)          $   351      $  257(1)     $   257      $    351
  Divestiture reserve          -         450(2)           -           450
  Restructuring reserve        -         537(3)         280           257

[FN]
(1) Includes $26 recorded in conjunction with the asset purchase of Industrial Compliance and Safety, Inc. on June 1, 1995.

(2) Reflects the divestiture reserve for the Company's wholly-owned subsidiary Re-Tech Systems, Inc., recorded as a reduction to the asset value in the second quarter of 1995. The sale transaction was completed in the first quarter of 1996.

(3) Includes one-time charges resulting from restructuring charges within the waste management services segment.

(4) Excludes Perma-Fix of Memphis, Inc. facility considered a discontinued operation. See Note 4 of Notes to Consolidated
     Financial Statements.

[/TABLE]

                          EXHIBIT INDEX



Exhibit
  No.                         Description
_______                       ___________
 3(i)     Restated Certificate of Incorporation, as amended, and
          all Certificates of Designations are incorporated by
          reference from Exhibit 3(i) to the Company's Form 10-Q
          for the quarter ended September 30, 1997

 3(ii)    Bylaws are  incorporated by reference from the Company's
          Registration Statement, No. 33-51874

 4.1      Warrant Agreement, dated May 15, 1994, between the
          Company and Continental Stock Transfer & Trust Company, as Warrant Agent, is incorporated by reference from
          Exhibit 4.2 to the Company's Form 10-Q for the quarter ended June 30, 1994

 4.2      Specimen Warrant Certificate relating to Class B
          Warrants, is incorporated by reference from Exhibit 4.9
          to the Company's Registration Statement, No. 33-85118

 4.3 Specimen Common Stock Certificate is incorporated by reference from Exhibit 4.3 to the Company's Registration
          Statement, No. 33-51874

 4.4 Form of Subscription Agreement is incorporated by reference from Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1994

 4.5 Subscription and Purchase Agreement dated July 17, 1996, between the Company and RBB Bank Aktiengesellschaft is incorporated by reference from Exhibit 4.4 to the Company's Form 10-Q for the quarter ended June 30, 1996

 4.6 Form of Certificate for Series 3 Preferred is incorporated by reference from Exhibit 4.6 to the Company's Form 10-Q for the quarter ended June 30, 1996

 4.7 Subscription and Purchase Agreement, dated June 9, 1997, between the Company and RBB Bank Aktiengesellschaft is incorporated by reference from Exhibit 4.1 to the Company's Form 8-K, dated June 11, 1997

 4.8      Certificate of Designations of Series 4 Class D
          Convertible Preferred Stock, dated June 9, 1997, is incorporated by reference from Exhibit 4.2 to the Company's Form 8-K, dated June 11, 1997

 4.9      Specimen copy of Certificate relating to the Series 4
          Class D Convertible Preferred Stock is incorporated by reference from Exhibit 4.3 to the Company's Form 8-K, dated June 11, 1997

 4.10 Subscription and Purchase Agreement, dated July 7, 1997, between the Company and The Infinity Fund, L.P. is incorporated by reference from Exhibit 4.1 to the Company's Form 8-K, dated July 7, 1997

 4.11     Certificate of Designations of Series 5 Class E
          Convertible Preferred Stock, dated July 14, 1997, is incorporated by reference from Exhibit 4.2 to the Company's Form 8-K, dated July 7, 1997

 4.12     Specimen copy of Series 5 Class E Convertible Preferred
          Stock certificate is incorporated by reference from
          Exhibit 4.3 to the Company's Form 8-K, dated July 7, 1997


                             62

 4.13     Certificate of Designations of Series 6 Class F
          Convertible Preferred Stock, dated November 6, 1997, is
          incorporated by reference from Exhibit 3(i) to the
          Company's Form 10-Q for the quarter ended September 30,
          1997

 4.14     Specimen copy of Series 6 Class F Convertible Preferred
          Stock Certificate is incorporated by reference from
          Exhibit 4.8 to the Company's Form 10-Q for the quarter ended September 30, 1997

 4.15     Certificate of Designations of Series 7 Class G
          Convertible Preferred Stock, dated October 30, 1997, is
          incorporated by reference from Exhibit 3(i) to the
          Company's Form 10-Q for the quarter ended September 30,
          1997

4.16     Specimen copy of Series 7 Class G Convertible Preferred
          Stock Certificate is incorporated by reference from
          Exhibit 4.10 to the Company's Form 10-Q for the quarter ended September 30, 1997

 4.17 Exchange Agreement dated November 6, 1997, to be considered effective as of September 16, 1997, between the Company and RBB Bank is incorporated by reference from Exhibit 4.11 to the Company's Form 10-Q for the quarter ended September 30, 1997

 4.18 Exchange Agreement dated as of October 31, 1997, to be considered effective as of September 16, 1997, between the Company and the Infinity Fund, L.P. is incorporated by reference from Exhibit 4.12 to the Company's Form 10-Q for the quarter ended September 30, 1997

 4.19 Loan and Security Agreement, dated January 15, 1998, between the Company, subsidiaries of the Company and Congress Financial Corporation (Florida) is incorporated by reference from Exhibit 4.1 to the Company's Form 8-K dated January 15, 1998

 10.1     Note and Warrant Purchase Agreement, dated February 10,
          1992, between the Company and Al Warrington, Productivity
          Fund II, L.P. ("Productivity Fund"), Environmental
          Venture Fund, L.P. ("Environmental Venture Fund"), and
          Steve Gorlin is incorporated by reference from Exhibit
          4.1 of the Company's Registration Statement, No. 33-85118

 10.2     Amendments, dated February 7, 1997, to Common Stock
          Warrants for the Purchase of Shares of Common Stock,
          dated February 10, 1992, between the Company and each of
          Alfred C. Warrington, IV, Productivity Fund II, L.P.,
          Environmental Venture Fund II, L.P., Steve Gorlin, and
          D.H. Blair Investment Banking Corporation is incorporated
          by reference from, respectively, Exhibits 4.2, 4.3, 4.4,
          4.5 and 4.6 to the Company's Form 8-K dated February 7,
          1997

 10.3 1991 Performance Equity Plan of the Company is incorporated herein by reference from Exhibit 10.3 to the Company's Registration Statement, No. 33-51874

 10.4 Warrant, dated September 1, 1994, granted by the Company to Productivity Fund is incorporated herein by reference from Exhibit 4.12 to the Company's Registration Statement
          No. 33-85118

 10.5     Warrant, dated September 1, 1994,  for the Purchase of
          Common Stock granted by the Company to Environmental
          Venture Fund is incorporated by reference from Exhibit
          4.14 to the Company's Registration Statement No. 33-85118


                             63

 10.6     Warrant, dated September 1, 1994, for the Purchase of
          Common Stock granted by the Company to Warrington is incorporated by reference from Exhibit 4.16 to the Company's Registration Statement No. 33-85118

 10.7     Warrant, dated September 1, 1994, for the Purchase of
          Common Stock granted by the Company to Joseph Stevens &
          Company, L.P. ("Stevens") is incorporated by reference from Exhibit 4.17 to the Company's Registration Statement
          No. 33-85118

 10.8     Warrant, dated October 6, 1994, for the Purchase of
          Common Stock granted by the Company to Stevens is incorporated by reference from Exhibit 4.20 to the Company's Registration Statement No. 33-85118

 10.9     Warrant, dated September 30, 1994, for the Purchase of
          Shares of Common Stock granted by the Company to Ally
          Capital Management, Inc. is incorporated by reference from Exhibit 4.27 to the Company's Registration Statement
          No. 33-85118

 10.10    Warrant, dated June 17, 1994, for the purchase of Common
          Stock granted by the Company to Sun Bank, National
          Association is incorporated by reference from Exhibit 4.2
          to the Company's Form 8-K dated June 17, 1994

 10.11    Warrant, dated September 1, 1994, for the Purchase of
          Shares of Common Stock granted by the Company to D. H.
          Blair Investment Banking Corporation is incorporated by reference from Exhibit 10.24 to the Company's Form 10-K for the year ended December 31, 1994. Blair assigned a portion of its initial warrant to certain officers and directors of Blair. The warrants issued to such officers and directors are substantially similar to the warrant issued to Blair, except as to name of the warrant holder and the number of shares covered by each such warrant, as follows:

                         J. Morton Davis      9,775 shares
                         Martin A. Bell       8,000 shares
                         Alan Stahler        39,100 shares
                         Kalman Renov        39,100 shares
                         Richard Molinsky    25,125 shares
                         Jeff Berns          25,500 shares
                         Nick DiFalco        21,000 shares
                         Richard Molinsky    50,250 shares

           and the Company agrees to file copies of the omitted documents to the Commission upon the Commission's request

 10.12 1992 Outside Directors' Stock Option Plan of the Company is incorporated by reference from Exhibit 10.4 to the Company's Registration Statement, No. 33-51874

 10.13     First Amendment to 1992 Outside Directors' Stock Option
           Plan is incorporated by reference from Exhibit 10.29 to
           the Company's Form 10-K for the year ended December 31,
           1994

 10.14     Second Amendment to the Company's 1992 Outside Directors'
           Stock Option Plan, is incorporated by reference from the Company's Proxy Statement, dated November 4, 1994


 10.15     Third Amendment to the Company's 1992 Outside Directors'
           Stock Option Plan is incorporated by reference from the Company's Proxy Statement, dated November 8, 1996

 10.16     Fourth Amendment to the Company's 1992 Outside Directors'
           Stock Option Plan is incorporated by reference from the Company's Proxy Statement, dated April 20, 1998

 10.17 1993 Non-qualified Stock Option Plan is incorporated by reference from the Company's Proxy Statement, dated
           October 12, 1993

 10.18 401(K) Profit Sharing Plan and Trust of the Company is incorporated by reference from Exhibit 10.5 to the Company's Registration Statement, No. 33-51874

 10.19     Stock Purchase Agreement between the Company and
           Dr. Louis F. Centofanti, dated March 1, 1996, is incorporated by reference from Exhibit 10.30 to the Company's Form 10-K for the year ended December 31, 1995

 10.20     Stock Purchase Agreement between the Company and Dr.
           Louis F. Centofanti, dated June 11, 1996, is incorporated by reference from Exhibit 10.29 to the Company's Form
           10-K for the year ended December 31, 1996

 10.21     Common Stock Purchase Warrant Certificate, dated July 19,
           1996, granted to RBB Bank Aktiengesellschaft is incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1996

 10.22     Common Stock Purchase Warrant Certificate, dated July 19,
           1996, granted to RBB Bank Aktiengesellschaft is incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1996

 10.23 Common Stock Purchase Warrant Certificate No. 1-9-96, dated September 16, 1996, between the Company and J. P.
           Carey Enterprises, Inc. is incorporated by reference from Exhibit 4.8 to the Company's Registration Statement,
           No. 333-14513

 10.24 Common Stock Purchase Warrant Certificate No. 2-9-96, dated September 16, 1996, between the Company and J. P.
           Carey Enterprises, Inc. is incorporated by reference from
           Exhibit 4.9 to the Company's Registration Statement, No.
           333-14513

 10.25 Common Stock Purchase Warrant Certificate No. 3-9-96, dated September 16, 1996, between the Company and J W
           Charles Financial Services, Inc. is incorporated by reference from Exhibit 4.10 to the Company's Registration
           Statement, No. 333-14513

 10.26 Common Stock Purchase Warrant Certificate No. 4-9-96, dated September 16, 1996, between the Company and Search
           Group Capital, Inc. is incorporated by reference from
           Exhibit 4.11 to the Company's Registration Statement, No.
           333-14513

 10.27 Common Stock Purchase Warrant Certificate No. 5-9-96, dated September 16, 1996, between the Company and Search
           Group Capital, Inc. is incorporated by reference from
           Exhibit 4.12 to the Company's Registration Statement, No.
           333-14513

                              65

 10.28 Common Stock Purchase Warrant Certificate No. 6-9-96, dated September 16, 1996, between the Company and Search
           Group Capital, Inc. is incorporated by reference from
           Exhibit 4.13 to the Company's Registration Statement, No.
           333-14513

 10.29 Common Stock Purchase Warrant Certificate No. 7-9-96, dated September 16, 1996, between the Company and Marvin
           S. Rosen is incorporated by reference from Exhibit 4.14
           to the Company's Registration Statement, No. 333-14513

 10.30 Common Stock Purchase Warrant Certificate No. 8-9-96, dated September 16, 1996, between the Company and D. H.
           Blair Investment Banking Corporation is incorporated by reference from Exhibit 4.15 to the Company's Registration
           Statement, No. 333-14513

 10.31 Common Stock Purchase Warrant Certificate No. 9-9-96, dated September 16, 1996, between the Company and Steve
           Gorlin is incorporated by reference from Exhibit 4.16 to the Company's Registration Statement, No. 333-14513

 10.32 Consulting Agreement with C. Lee Daniel, Jr. is incorporated by reference from Exhibit 99.1 to the Company's Registration Statement No. 333-17899

 10.33 Common Stock Purchase Warrant ($2.10) dated June 9, 1997, between the Company and RBB Bank Aktiengesellschaft is incorporated by reference from Exhibit 4.4 to the Company's Form 8-K, dated June 11, 1997

 10.34 Common Stock Purchase Warrant ($2.50) dated June 9, 1997, between the Company and RBB Bank Aktiengesellschaft is incorporated by reference from Exhibit 4.5 to the Company's Form 8-K, dated June 11, 1997

 10.35 Common Stock Purchase Warrant ($1.50) dated June 9, 1997, between the Company and J W Charles Securities, Inc. is incorporated by reference from Exhibit 4.6 to the Company's Form 8-K, dated June 11, 1997

 10.36 Common Stock Purchase Warrant ($2.00) dated June 9, 1997, between the Company and J W Charles Securities, Inc. is incorporated by reference from Exhibit 4.7 to the Company's Form 8-K, dated June 11, 1997

 10.37 Stock Purchase Agreement, dated June 30, 1997, between the Company and Dr. Louis F. Centofanti is incorporated by reference from Exhibit 4.4 to the Company's Form 8-K, dated July 7, 1997

 10.38     Amended Stock Purchase Agreement, dated October 7, 1997,
           between the Company and Dr. Louis F. Centofanti is
           incorporated by reference from Exhibit 10.6 to the
           Company's Form 10-Q for the quarter ended September 30,
           1997

 10.39     Employment Agreement, dated October 1, 1997, between the
           Company and Dr. Louis F. Centofanti is incorporated by reference from Exhibit 10.9 to the Company's Form 10-Q for the quarter ended September 30, 1997

 21.1      List of Subsidiaries

 23.1      Consent of BDO Seidman, LLP

 27.1      Financial Data Schedule 1997

 27.2      Financial Data Schedule 1996