Form 10-Q
period 1998-03-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 1998-05-14
CIK 891532

================================================================
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                      ______________________

                            Form 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended     March 31, 1998
                                         _______________________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

          Class                    Outstanding at May 11, 1998
          _____                  ________________________________
Common Stock, $.001 Par Value              12,001,746
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

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                              INDEX


                                                           Page No.
                                                           ________
PART I  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                     Consolidated Balance Sheets -
                       March 31, 1998 and
                       December 31, 1997. . . . . . . . . .   2

                     Consolidated Statements of
                       Operations-Three Months Ended
                       March 31, 1998 and 1997. . . . . . .   4

                     Consolidated Statements of Cash
                       Flows-Three Months Ended
                       March 31, 1998 and 1997 . . . . . . .  5

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

     It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The results of operations for the three months ended March 31, 1998, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1998.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                          March 31,
(Amounts in Thousands,                      1998        December 31,
Except for Share Amounts)                (Unaudited)       1997
___________________________________________________________________
ASSETS
Current assets:
   Cash and cash equivalents              $      13     $    314
   Restricted cash equivalents
     and investments                            325          321
   Accounts receivable, net of
    allowance for doubtful accounts
    of $310 and $374, respectively            4,757        5,282
   Insurance claim receivable                     -        1,475
   Inventories                                  106          119
   Prepaid expenses                           1,194          567
   Other receivables                             56           70
   Assets of discontinued operations            483          587
                                          _________     ________
       Total current assets                   6,934        8,735

Property and equipment:
   Buildings and land                         5,550        5,533
   Equipment                                  8,245        7,689
   Vehicles                                   1,208        1,202
   Leasehold improvements                        16           16
   Office furniture and equipment             1,069        1,056
   Construction in progress                   1,412        1,052
                                          _________     ________
                                             17,500       16,548
   Less accumulated depreciation             (5,975)      (5,564)
                                          _________     ________
   Net property and equipment                11,525       10,984

Intangibles and other assets:
   Permits, net of accumulated amorti-
     zation of $891 and $831,
     respectively                             3,702        3,725
   Goodwill, net of accumulated amorti-
     zation of $616 and $580,
     respectively                             4,665        4,701
     Other assets                               479          425
                                           ________     ________
       Total assets                        $ 27,305     $ 28,570
                                           ========     ========

         The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

                                          March 31,
(Amounts in Thousands,                      1998       December 31,
Except for Share Amounts)                (Unaudited)       1997
___________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                       $   2,223    $  2,263
   Accrued expenses                           3,408       3,380
   Revolving loan and term note
     facility                                   625         614
   Current portion of long-term debt            238         254
   Current liabilities of discontinued
     operations                               1,178       1,470
                                           _________     _______
      Total current liabilities               7,672       7,981

Environmental accruals                          482         525
Accrued closure costs                           839         831
Long-term debt, less current portion          3,324       3,997
Long-term liabilities of discontinued
   operations                                 3,037       3,042
                                           _________     _______
      Total long-term liabilities             7,682       8,395

Commitments and contingencies
   (see Note 4)                                  -           -

Stockholders' equity:
   Preferred stock, $.001 par value;
     2,000,000 shares authorized,
     6,850 and 6,850 shares issued
     and outstanding, respectively               -           -
   Common stock, $.001 par value;
     50,000,000 shares authorized,
     12,679,691 and 12,540,487 shares
     issued, including 920,000
     shares held as treasury stock               13          12
   Redeemable warrants                          140         140
   Additional paid-in capital                34,610      34,363
   Accumulated deficit                      (21,042)    (20,551)
                                            ________     _______
                                             13,721      13,964
   Less Common Stock in treasury at
      cost; 920,000 shares issued
      and outstanding                        (1,770)     (1,770)
                                            ________
       Total stockholders' equity            11,951      12,194
                                            ________     _______
       Total liabilities and
         stockholders' equity              $ 27,305     $ 28,570
                                           ========     ========

          The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                             Three Months Ended
                                                  March 31,
(Amounts in Thousands,                   __________________________
Except for Share Amounts)                     1998         1997*
___________________________________________________________________
Net revenues                               $  6,548     $ 5,750
Cost of goods sold                            4,787       4,308
                                           ________     ________
        Gross profit                          1,761       1,442

Selling, general and administrative
   expenses                                   1,555       1,291
Depreciation and amortization                   508         500
                                           ________     ________
        Loss from operations                   (302)       (349)

Other income (expense):
   Interest income                                8           9
   Interest expense                            (127)       (131)
   Other                                         17          (9)
                                           ________     ________
        Net loss from continuing
          operations                           (404)        (480)

Discontinued Operations:
   Loss from operations                           -        (436)
                                           ________    _________
        Net Loss                               (404)       (916)

Preferred Stock dividends                        87          81
                                           ________    _________
        Net loss applicable to
          Common Stock                     $   (491)   $   (997)
                                           ========    =========
            _________________________________________

Basic loss per common share:

   Continuing operations                   $   (0.4)   $   (.05)
   Discontinued operations                        -        (.05)
                                           ________     ________

        Net loss per common share          $   (.04)    $  (.10)
                                           ========     ========

Weighted average number of common
  shares outstanding                         11,707       9,719
                                           ========     ========

*Amounts have been restated from that previously reported to reflect the discontinued operations at Perma-Fix of Memphis, Inc. (see Note 2).

          The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                              Three Months Ended
                                                    March 31,
(Amounts in Thousands,                     __________________________
Except for Share Amounts)                       1998        1997*
_____________________________________________________________________
Cash flows from operating activities:
    Net loss from continuing
     operations                              $   (491)    $   (561)
    Adjustments to reconcile net loss
     to cash provided by operations:
    Depreciation and amortization                 508          500
    Provision for bad debt and other
      reserves                                      5            3
    Gain on sale of plant, property
      and equipment                                 -          (15)
    Changes in assets and liabilities,
      net of effects from business
      acquisitions:
    Accounts receivable                           520         (166)
    Prepaid expenses, inventories and
      other assets                              1,485          299
    Accounts payable and accrued expenses        (557)        (221)
                                             ________     ________
       Net cash provided by continuing
         operations                             1,470          171
                                             ________     ________
Net cash used by discontinued operations         (194)        (428)
                                             ________     ________
Cash flows from investing activities:
    Purchases of property and equipment,
      net                                        (952)        (239)
    Proceeds from sale of plant,
      property and equipment                        -           39
    Change in restricted cash, net                 (4)         (23)
                                             ________     _________
       Net cash used in investing
         activities                              (956)         241

Cash flows from financing activities:
    Borrowings (repayments) from
      revolving loan & term note
      facility                                   (628)         241
    Principal repayments on long-term debt        (50)        (213)
    Proceeds from issuance of stock                56          488
    Net cash used by discontinued
      operations                                   (9)          (2)
                                             ________     ________
      Net cash provided by (used in)
         financing activities                    (631)         514

(Decrease) increase in cash and cash
   equivalents                                   (311)          34
Cash and cash equivalents at beginning
   of period, including discontinued
   operations of $12, and $8,
   respectively                                   326           45
                                             ________     ________
Cash and cash equivalents at end
   of period, including discontinued
   operations of $2, and $12,
   respectively                             $      15     $     79
                                             ========     ========
________________________________________________________________
Supplemental disclosure:
   Interest paid                           $    129       $    186
Non-cash investing and financing
   activities:
   Issuance of Common Stock for services          8              -
   Long-term debt incurred for purchase
     of property and equipment                    -             48
   Issuance of stock for payment of
     dividends                                  184            145

*Amounts have been restated from that previously reported to reflect the discontinued operations at Perma-Fix of Memphis, Inc. (see Note 2).

          The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(For the three months ended March 31, 1998)

                                    Preferred Stock          Common Stock
Amounts in Thousands,              _________________     ____________________
Except for Share Amounts           Shares    Amount         Shares     Amount
______________________________________________________________________________
Balance at December 31, 1997       6,850    $     -       12,540,487   $   12

Net Loss                               -          -                -        -
Issuance of Common Stock for
  preferred stock dividend             -          -           85,216        1
Issuance of stock for cash
  and services                         -          -           12,988        -
Exercise of warrants                   -          -           40,000        -
Option Exercise                        -          -            1,000        -
                                  _______   _______        __________   _______
Balance at March 31, 1998          6,850    $     -       12,679,691   $   13
                                  =======   =======       ==========   =======


                                                        Common
                         Additional                      Stock
           Redeemable      Paid-In     Accumulated      Held in
           Warrants        Capital       Deficit        Treasury
           _____________________________________________________
           $   140       $ 34,363      $ (20,551)      $ (1,770)

                 -              -           (491)             -

                 -            183              -              -

                 -             24              -              -
                 -             39              -              -
                 -              1              -              -
          ________       ________      __________     __________
          $    140       $ 34,610      $ (21,042)     $  (1,770)
          ========       ========      ==========     ==========


              The accompanying notes are an integral part of
                   these consolidated financial statements.

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1998
                           (Unaudited)

     Reference is made herein to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 was adopted effective December 31, 1997, and did not have a material effect on the Company's EPS presentation for the three months ended March 31, 1998 and 1997.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("FAS 130") and No. 131, "Disclosure about Segments of an Enterprise and Related Information," ("FAS 131"). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. FAS 130 has no effect on the Company's financial statements. FAS 131 is effective for the Company's financial statements and is discussed in Note 5.

     2.   Discontinued Operations
     _______________________
     On January 27, 1997, an explosion and resulting tank fire occurred at the Company's subsidiary, Perma-Fix of Memphis, Inc. ("PFM") facility, a hazardous waste storage, processing and blending facility, located in Memphis, Tennessee, which resulted in damage to certain hazardous waste storage tanks located on the facility and caused certain limited contamination at the facility. Such occurrence was caused by welding activity performed by employees of an independent contractor at or near the facility's hazardous waste tank farm contrary to instructions by PFM. The facility was non-operational from the date of this event until May 1997, at which time it began limited operations. During the remainder of 1997, PFM continued to accept waste for processing and disposal, but arranged for other facilities owned by the Company or subsidiaries of the Company or others not affiliated with the Company to process such waste. The utilization of other facilities to process such waste resulted in higher costs to PFM than if PFM were able to store and process such waste at its Memphis, Tennessee, TSD facility, along with the additional handling and transportation costs associated with these activities. As a result of the significant disruption and the cost to rebuild and operate this segment, the Company made a strategic decision, in February 1998, to discontinue its fuel blending operations at PFM.
The fuel blending operations represented the principal line of business for PFM prior to this event, which included a separate class of customers, and its discontinuance has required PFM to attempt to develop new markets and customers. PFM currently provides, on a limited basis, an off-site waste storage and transfer facility. Accordingly, during the fourth quarter of 1997, the Company recorded a loss on disposal of discontinued operations of $3,053,000, which included $1,272,000 for impairment of certain assets and $1,781,000 for the establishment of certain closure liabilities.

     The net loss from discontinued PFM operations for the quarter ended March 31, 1998, was $112,000 and was recorded against the accrued closure cost estimate on the balance sheet. The net loss for the quarter ended March 31, 1997, was $436,000 and is shown separately in the Consolidated Statements of Operations. The Company has restated the 1997 operating results to reflect this discontinued operations. The results of the discontinued PFM operations do not reflect management fees charged by the Company, but do include interest expense of $29,000 and $52,000 during the quarter ended March 31, 1998 and 1997, respectively, specifically identified to such operations as a result of such operations incurring debt under the Company's revolving and term loan credit facility. During March of 1998, the Company received a settlement in the amount of $1,475,000 from its insurance carrier for the business interruption claim which was recorded as an insurance claim receivable at December 31, 1997. This settlement was recognized as a gain in 1997 and thereby reduced the net loss recorded for the discontinued PFM operations in 1997.

     Revenues of the discontinued PFM operations were $294,000 for the quarter ended March 31, 1998 and $752,000 for the quarter ended March 31, 1997. These revenues are not included in revenues as reported in the Consolidated Statements of Operation.

     Net assets and liabilities of the discontinued PFM operations at the quarter ended March 31, 1998, and December 31, 1997, in thousands of dollars, consisted of the following:

                                                 March 31,    December 31,
                                                   1998           1997
                                                 ________     ___________
Assets of discontinued operations:
   Cash and cash equivalents                     $      2      $     12
   Restricted cash equivalents and investments        214           214
   Accounts receivable, net of allowance
     for doubtful accounts $103 and $105,
     respectively                                     219           333
   Prepaid expenses and other assets                   48            28
                                                 _________      ________
                                                 $    483      $    587
                                                 =========      ========

Current liabilities of discontinued operations:
   Accounts payable                              $    226      $    277
   Accrued expenses                                   222           259
   Accrued environmental costs                        635           835
   Current portion of long-term debt                   95            99
                                                 _________      ________
                                                 $  1,178      $  1,470
                                                 =========      =========

Long-term liabilities of discontinued operations:
   Long-term debt, less current portion          $     12      $     17
   Accrued environmental and closure costs          3,025         3,025
                                                 _________      ________
                                                 $  3,037      $  3,042
                                                 =========      ========

     The accrued environmental and closure costs, as related to PFM, total $3,660,000 at March 31, 1998, which includes the Company's current closure cost estimate of approximately $700,000 for the complete cessation of operations and closure of the facility ("RCRA Closure") based upon guidelines of the Resource Conservation and Recording Act of 1976, as amended ("RCRA"). A majority of this liability relates to the discontinued fuel blending and tank farm operations and will be recognized over the next three years. Also included in this accrual is the Company's estimate of the cost to complete groundwater remediation at the site of approximately $970,000, the future operating losses as the Company discontinues its fuel blending operations and certain other contingent liabilities.

3.   Long-Term Debt
     ______________

     Long-term debt consists of the following at March 31, 1998, and December 31, 1997 (in thousands):

                                            March 31,     December 31,
                                              1998            1997
                                           ___________    ___________
Revolving loan facility dated
   January 15, 1998, collateral-
   ized by eligible accounts
   receivables, subject to monthly
   borrowing base calculation,
   variable interest paid monthly
   at prime rate plus 1 3/4.                $ 1, 140       $  1,664

Term loan agreement dated January 15,
   1998, payable in monthly principal
   installments of $52, balance due
   in January 2001, variable interest
   paid monthly at prime rate plus
   1 3/4.                                      2,396          2,500

Mortgage note agreement payable in
   quarterly installments of $15,
   plus accrued interest at 10%.
   Balance due October 1998 secured
   by real property.                              46             61

Various capital lease and promissory
   note obligations, payable 1998 to
   2002, interest at rates ranging
   from 8.0% to 15.9%.                           605            640
                                            ________        _______
                                               4,187          4,865
Less current portion of revolving
  loan and term note facility                    625            614
Less current portion of long-term debt           238            254
                                           _________       ________
                                           $   3,324      $   3,997
                                           =========      =========

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

     The proceeds of the Agreement were utilized to repay in full on January 15, 1998, the outstanding balance of the Heller Financial, Inc. ("Heller") which was comprised of a revolving loan and security agreement, loan and term loan, and to repay and buyout all assets under the Ally Capital Corporation ("Ally") equipment financing agreements. As of December 31, 1997, the borrowings under the Heller revolving loan facility totaled $2,652,000 with borrowing availability of approximately $762,000. The balance of the revolving loan on January 15, 1998, as repaid pursuant to the Congress agreement was $2,289,000. The balance under the Heller term loan at December 31, 1997, was $867,000. The Company subsequently made a term loan payment of $41,000 on January 2, 1998, resulting in a balance of $826,000, as repaid pursuant to the Congress Agreement.
As of December 31, 1997, the outstanding balance on the Ally Equipment Financing Agreement was $624,000 and represents the principal balance repaid pursuant to the Congress Agreement. In conjunction with the above debt repayments, the Company also repaid a small mortgage, paid certain fees, taxes and expenses, resulting in an initial Congress term loan of $2,500,000 and revolving loan balance of $1,705,000 as of the date of closing, the Company had borrowing availability under the Congress Agreement of approximately $1,500,000. The Company recorded the December 31, 1997, Heller and Ally debt balances as though the Congress transaction had been closed as of December 31, 1997. As of March 31, 1998, the borrowings under the Congress revolving loan facility totaled $1,140,000 with borrowing availability of approximately $1,467,000. The balance under the Congress term loan at March 31, 1998, was $2,396,000.

     As further discussed in Note 2, the long-term debt associated with the discontinued PFM operation is excluded from the above and is recorded in the Liabilities of Discontinued Operations total. The PFM debt obligations total $107,000, of which $95,000 is current.

4.   Commitments and Contingencies
     _____________________________

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

Legal
     In the normal course of conducting its business, the Company is involved in various litigation. There has been no material changes in legal proceedings from those disclosed previously in the Company's Form 10-K for year ended December 31, 1997. The Company is not a party to any litigation or governmental proceeding which its management believes could result in any judgements or fines against it that would have a material adverse affect on the Company's financial position, liquidity or results of operations.

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

Discontinued Operations
     As previously discussed, the Company made the strategic decision in February 1998 to discontinue its fuel blending operations at the PFM facility. The Company has, based upon the best estimates available, recognized accrued environmental and closure costs in the aggregate amount of $3,660,000. This liability includes principally, the RCRA closure liability, the groundwater remediation liability, the potential additional site investigation and remedial activity which may arise as PFM proceeds with its closure activities and the Company's best estimate of the future operating losses as the Company discontinues its fuel blending operations and other contingent liabilities.

Insurance
     The business of the Company exposes it to various risks, including claims for causing damage to property or injuries to persons or claims alleging negligence or professional errors or omissions in the performance of its services, which claims could be substantial. The Company carries general liability insurance which provides coverage in the aggregate amount of $2 million and an additional $6 million excess umbrella policy and carries $2 million per occurrence and $4 million annual aggregate of errors and omissions/professional liability insurance coverage, which includes pollution control coverage.

     The Company also carries specific pollution liability insurance for operations involved in the Waste Management Services segment. The Company believes that this coverage, combined with its various other insurance policies, is adequate to insure the Company against the various types of risks encountered.

5.   Business Segment Information
     ____________________________
     The Company provides services through two business segments.
The Waste Management Services segment, which provides on-and-off-site treatment, storage, processing and disposal of hazardous and non-hazardous industrial and commercial, mixed waste, and wastewater through its five treatment, storage and disposal facilities ("TSD facilities"); Perma-Fix Treatment Services, Inc., Perma-Fix of Dayton, Inc., Perma-Fix of Ft. Lauderdale, Inc., Perma-Fix of Florida, Inc. and PFM. The Company has discontinued all fuel blending activities at its PFM facility, the principal business segment for this subsidiary prior to the January 1997 fire and explosion. PFM currently provides, on a limited basis, an off-site waste storage and transfer facility and continues to explore other new markets for utilization of this facility. The Company also provides through this segment: (i) on-site waste treatment services to convert certain types of characteristic hazardous wastes into non-hazardous waste, through its Perma-Fix, Inc. subsidiary; and (ii) the supply and management of non-hazardous and hazardous waste to be used by cement plants as a substitute fuel or raw material source.

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The
Company evaluates performance based on profit or loss from continuing operations.

     The Company accounts for inter-company sales as a reduction of "cost of goods sold" and therefore such inter-company sales are not included in the consolidated revenue total.

     The Company's segments are not dependent upon a single customer, or a few customers, and the loss of any one or more of which would not have a material adverse effect on the Company's segment. During the quarter ended March 31, 1998 and 1997, the Company did not make sales to any single customer that in the aggregate amount represented more than ten percent (10%) of the Company's segment revenues.

     The table below shows certain financial information by the
Company's segments for quarters ended March 31, 1998 and 1997 and excludes the results of operations of the discontinued operations.
Loss  from operations includes revenues less operating costs and expenses.  Marketing, general and administrative expenses of the corporate headquarters have not been allocated to the segments.
Identifiable assets are those used in the operations of each business segment, including intangible assets and discontinued operations.
Corporate assets are principally cash, cash equivalents and certain other assets.
                                Waste       Consulting   Corporate
                              Management   Engineering      and
(Dollars in thousand)          Services     Services       Other   Consolidated
_______________________________________________________________________________
1998
Net revenues from
  external customers          $  5,497      $  1,051     $    -     $  6,548
Inter-company revenues              73           125          -          198
Interest revenues                    8             -          -            8
Interest expense                    58            41         28          127
Depreciation and
  amortization                     482            21          5          508
Loss from continuing
  operations                      (127)          (20)      (344)        (491)
Identifiable assets             11,372         1,936     13,997       27,305
Capital expenditures, net          951             1          -          952

1997
Net revenues from
  external customers          $  4,508     $  1,242     $     -     $  5,750
Inter-company revenues             394          115           -          509
Interest income                      8            -           1            9
Interest expense                   130          (12)         13          131
Depreciation and
  amortization                     471           29           -          500
Loss from continuing
  operations                      (214)         (11)       (336)        (561)
Identifiable assets             16,371        2,577      11,828       30,776
Capital expenditures, net          230            9           -          239

6.   Stock Issuance
     ______________
     Effective January 22, 1998, the Company paid accrued dividends on the Series 3 Class C, Series 4 Class D, Series 5 Class E, Series 6 Class F and Series 7 Class G Convertible Preferred Stock for the period July 1, 1997, through December 31, 1997, in the amount of approximately $121,000 in the form of 54,528 shares of the Company's Common Stock.

7.   Subsequent Events
     _________________
     Effective April 1, 1998, the Company entered into an asset purchase agreement to acquire substantially all of the assets and certain liabilities of Action Environmental Corp. ("Action") of Miami, Florida. Action has provided oil filter collection and processing services to approximately 700 customers in south Florida. The assets of Action were acquired through a combination of stock issuance and the assumption of certain liabilities. The acquisition will be accounted for using the purchase method effective April 1, 1998, and, accordingly, the assets and liabilities as of this date and the statement of operations from the effective date were not included in the accompanying consolidated financial statements. The acquisition of Action will result in an issuance of 108,000 shares of the Company's Common Stock reflecting a total purchase price of $207,000.

     Effective April 21, 1998, the Company issued Bernhardt C. Warren, the Company's Vice President of Nuclear Services and executive officer, 94,697 shares of the Company's Common Stock in payment of accrued bonus and commission pursuant to an employment agreement dated April 7, 1998. Under the employment agreement, the Company also agreed to pay Mr. Warren an annual salary of $87,000 and $167,500 in cash in twenty four monthly installments in payment of an additional amount due for accrued bonus. The employment agreement is for a term of two years.

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          PART I, ITEM 2

Forward-Looking Statements
     Certain statements contained with this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than statements of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things, (i) anticipated financial performance, (ii) ability to comply with the Company's general working capital requirements, (iii) ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and the Company's facility in Memphis, Tennessee, (iv) ability to remediate certain contaminated sites for projected amounts, and all other statements which are not statements of historical fact. While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to,
(i) general economic conditions, (ii) material reduction in revenues, (iii) inability to collect in a timely manner a material amount of receivables, (iv) increased competitive pressures, (v) the inability to maintain and obtain required permits and approvals to conduct operations, (vi) the inability to develop new and existing technologies in the conduct of operations, (vii) overcapacity in the environmental industry,(viii) inability to receive or retain certain required permits, (ix) discovery of additional contamination or expanded contamination at a certain Dayton, Ohio, property formerly leased by the Company or the Company's facility at Memphis, Tennessee, which would result in a material increase in remediation expenditures,(x) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, (xi) potential increases in equipment, maintenance, operating or labor costs, (xii) management retention and development, (xiii) the requirement to use internally generated funds for purposes not presently anticipated, and (xiv) inability to become profitable, or if unable to become profitable, the inability to secure additional liquidity in the form of additional equity or debt. The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations
     The table below should be used when reviewing management's discussion and analysis for the three months ended March 31, 1998 and 1997:

Consolidated
(amounts in thousands)           1998      %      1997*      %
_______________________        _______   _____   _______   _____
Net Revenues                   $ 6,548   100.0   $ 5,750   100.0
Cost of Goods Sold               4,787    73.1     4,308    74.9
                                ______   _____    ______   _____
  Gross Profit                   1,761    26.9     1,442    25.1

Selling, General &
  Administrative                 1,555    23.7     1,291    22.5
Depreciation/Amortization          508     7.8       500     8.7
                                ______   _____    ______   _____
  Loss from operations          $ (302)   (4.6)   $ (349)   (6.1)
                                ======   =====    ======   =====
Loss from discontinued
  operations                    $    -       -    $ (436)   (7.6)
Interest Expense                  (127)   (1.9)     (131)   (2.3)
Preferred Stock Dividend           (87)   (1.3)      (81)   (1.4)
                                ======   =====    ======   =====

*Amounts have been restated from that previously reported to reflect discontinued operations at PFM (see Note 2).

Summary -- Quarter Ended March 31, 1998 and 1997
________________________________________________
     The Company provides services through two business segments. The Waste Management Services segment is engaged in on-and off-site treatment, storage, disposal and processing of a wide variety of by-products and industrial and hazardous wastes. This segment competes for materials and services with numerous regional and national competitors to provide comprehensive and cost-effective Waste Management Services to a wide variety of customers in the Midwest, Southeast and Southwest regions of the country. The Company operates and maintains facilities and businesses in the waste by-product brokerage, on-site treatment and stabilization, and off-site blending, treatment and disposal industries. The Company's Consulting Engineering segment of the pollution control industry provides a wide variety of environmental related consulting and engineering services to industry and government. Through the Company's wholly-owned subsidiaries in Tulsa, Oklahoma and St. Louis, Missouri, this segment provides oversight management of environmental restoration projects, air and soil sampling, compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities.

     Consolidated net revenues increased to $6,548,000 from $5,750,000 for the quarter ended March 31, 1998, as compared to the same quarter in 1997. This increase of $798,000 or 13.9% is attributable to the Waste Management Services segment which experienced an increase in revenues of $990,000, partially offset by a decrease in revenues from the Consulting Engineering segment. This increase within the Waste Management Services segment is attributable to the increased marketing efforts throughout the segments and the growth in the wastewater and mixed waste markets. The most significant increases occurred at the PFF facility, which recognized a $334,000 increase resulting principally from the award and completion of various mixed waste contracts, and the PFTS facility, which recognized a $279,000 increase resulting principally from the increased wastewater demand and processing capabilities at this facility. This increase in the Waste Management Services segment was partially offset by a reduction of $192,000 in the Consulting Engineering segment. This Consulting Engineering reduction is principally a result of a seasonal decrease in market demand, which typically occurs during the first quarter of each year, and appeared more dramatic in 1998, along with the completion of several larger contracts in 1997, which were not duplicated in 1998.

     Cost of goods sold for the Company increased $479,000 or 11.2% for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997. This consolidated increase in cost of goods sold reflects principally the increased operating, disposal and transportation costs, corresponding to the increased revenues as discussed above, as well as additional costs associated with research and development which have not begun to generate revenue at this time. The resulting gross profit for the quarter ended March 31, 1998, increased $319,000 to $1,761,000, which as a percentage of revenue is 26.9%, reflecting an increase over the 1997 percentage of revenue of 25.1%.

     Selling, general and administrative expenses increased $264,000 or 20.4% for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997. As a percentage of revenue, selling, general and administrative expense also increased to 23.7% for the quarter ended March 31, 1998, compared to 22.5% for the same period in 1997. The increase reflects the increased expenses associated with the Company's additional sales and marketing efforts as it continues to refocus its business segments into new environmental markets, such as nuclear and mixed waste, and the additional administrative overhead associated with the Company's research and development efforts. The Company has expensed in the current period all research and development costs associated with the development of various technologies which the Company aggressively pursued during the first quarter of 1998.

     Depreciation and amortization expense for the quarter ended March 31, 1998, reflects an increase of $8,000 as compared to the quarter ended March 31, 1997. This increase is attributable to a depreciation expense increase of $10,000 due to the capital improvements being introduced at the Company's transportation, storage and disposal ("TSD") facilities to improve efficiencies. Amortization expense reflects a total decrease of $2,000 for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997.

     Interest expense decreased $4,000 from the quarter ended
March 31, 1998, as compared to the corresponding period of 1997. The decrease in interest expense reflects the reduced borrowing levels on the Congress Financial Corporation revolving and term note and the payoff of the Ally Capital Equipment Lease Agreements by Congress Financial Corporation, at a reduced interest rate. Offsetting this reduced interest expense during the quarter ended March 31, 1998, was the Preferred Stock dividends totaling $87,000 incurred in conjunction with the Series 3 Class C, Series 6 Class
F and Series 7 Class G Convertible Preferred Stock. As a result of the issuance of the Series 6 Class F and Series 7 Class G Convertible Preferred Stock during 1997, partially offset by various conversions of the Series 3 Class C Convertible Preferred Stock during the second quarter of 1997, dividends increased by $6,000 for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997.

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

     The net loss from discontinued PFM operations for the quarter ended March 31, 1998, was $112,000 and was recorded against the accrued closure cost estimate on the balance sheet. The net loss for the quarter ended March 31, 1997, was $436,000 and is shown separately in the Consolidated Statements of Operations. The Company has restated the 1997 operating results to reflect this discontinued operations. The results of the discontinued PFM operations do not reflect management fees charged by the Company, but do include interest expense of $29,000 and $52,000 during the quarter ended March 31, 1998 and 1997, respectively, specifically identified to such operations as a result of such operations actual incurred debt under the Corporation's revolving and term loan credit facility. During March of 1998, the Company received a settlement in the amount of $1,475,000 from its insurance carrier for the business interruption claim. This settlement was recognized as a gain in 1997 and thereby reducing the net loss recorded for the discontinued PFM operations in 1997. Revenues of the discontinued PFM operations were $294,000 for the quarter ended March 31, 1998, and $752,000 for the quarter ended March 31, 1997. These revenues are not included in revenues as reported in the Consolidated Statements of Operation.

Liquidity and Capital Resources of the Company
     At March 31, 1998, the Company had cash and cash equivalents of $15,000, including $2,000 from discontinued operations. This cash and cash equivalents total reflects a decrease of $311,000 from December 31, 1997, as a result of net cash provided by continuing operations of $1,470,000 (principally from the PFM insurance settlement of $1,475,000), offset by cash used by discontinued operation of $194,000, cash used in investing activities of $956,000 (principally purchases of equipment, net totaling $952,000) and cash used in financing activities of $631,000 (principally repayment of the revolving loan and term note facility). Accounts receivable, net of allowances for continuing operations, totaled $4,757,000, a decrease of $525,000 over the December 31, 1997, balance of $5,282,000, which principally reflects the impact of increased collections during the first quarter of 1998.

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

     The proceeds of the Agreement were utilized to repay in full on January 15, 1998, the outstanding balance of $3,115,000 under the Heller Financial, Inc. ("Heller") Loan and Security Agreement which was comprised of a revolving loan and term loan, and to repay the outstanding balance of $624,000 under the Ally Capital Corporation ("Ally") Equipment Financing Agreements. The Company had borrowing availability under the Congress Agreement of approximately $1,500,000 as of the date of closing, based on 80% of eligible accounts receivable accounts. The Company recorded the December 31, 1997, Heller and Ally debt balances as though the Congress transaction had been closed as of December 31, 1997. As a result of this transaction, and the repayment of the Heller and Ally debt, the combined monthly debt payments were reduced from approximately $104,000 per month to $52,000 per month. As of March 31, 1998, the borrowings under the Congress revolving loan facility totaled $1,140,000 with borrowing availability of approximately $1,467,000. The balance under the Congress term loan at March 31, 1998, was $2,396,000.

     At March 31, 1998, the Company had $4,187,000 in aggregate principal amounts of outstanding debt, related to continuing operations, as compared to $4,865,000 at December 31, 1997. This decrease in outstanding debt of $678,000 reflects the net repayment of the Congress Financial Corporation revolving loan and term note facility (including $42,000 repayment of the Heller term loan) of $628,000 and the scheduled principal repayments on other long-term debt of $50,000 (excluding $9,000 relative to discontinued operations). As of March 31, 1998, the Company had $107,000 in aggregate principal amounts of outstanding debt related to PFM discontinued operations, of which $95,000 is classified as current.

     As of March 31, 1998, total consolidated accounts payable for continuing operations of the Company was $2,223,000, a reduction of $40,000 from the December 31, 1997, balance of $2,263,000. This December 1997 balance also reflects a reduction of $673,000 in the balance of payables in excess of sixty (60) days, to a total of $608,000. The Company utilized a portion of the $1,475,000 PFM insurance settlement to reduce accounts payable, accrued expenses and outstanding debt in conjunction with cash provided by operations.

     The Company's net purchases of new capital equipment for continuing operations for the three month period ended March 31, 1998, totaled approximately $952,000. These expenditures were for expansion and improvements to the operations principally within the Waste Management segment. These capital expenditures were principally funded by the $1,475,000 PFM insurance settlement. The Company has budgeted capital expenditures of $1,950,000 for 1998, which includes completion of certain current projects, as well as other identified capital and permit compliance purchases. The Company anticipates funding the remainder of these capital expenditures by a combination of lease financing with lenders other than the equipment financing arrangement discussed above, and/or internally generated funds.

     The working capital deficit position of the Company at March 31, 1998, was $738,000, as compared to a positive position of $754,000 at December 31, 1997, which reflects a decrease in this position of $1,492,000 during this first quarter of 1998. This reduced working capital position is principally a result of the first quarter seasonal slowdown which reflects lower revenues and corresponding accounts receivable balances. Also impacting the first quarter of 1998 was the collection of the $1,475,000 PFM insurance settlement, a portion of which was utilized to fund capital expenditures. In contrast to the above, the Company was still able to reduce its current liabilities during the first quarter of 1998 by approximately $309,000.

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

     The Company's subsidiary, PFM, has been notified by the United States Environmental Protection Agency ("EPA") that it believes that PFM is a potentially responsible party ("PRP") regarding the remediation of a drum reconditioning facility in Memphis, Tennessee, owned by others ("Drum Site"), primarily as a result of activities by PFM, prior to the date that the Company acquired PFM in December 1993. The EPA has advised PFM that it has spent approximately $1.4 million to remediate the Drum Site, and that the EPA has sent PRP letters to approximately 50 other PRPs regarding the Drum Site in addition to PFM. The EPA has further advised that it believes that PFM supplied a substantial amount of drums to the Drum Site. The Company is currently investigating the allegations made by the EPA regarding the Drum Site and intends to vigorously defend against such allegations. If PFM is determined to be liable for all or a substantial portion of the remediation costs incurred by the EPA at the Drum Site, such could have a material adverse effect on the Company.

     In addition to budgeted capital expenditures of $1,950,000 for 1998 at the TSD facilities of the Company, which are necessary to maintain permit compliance and improve operations, the Company has also budgeted for 1998 an additional $1,045,000 in environmental expenditures to comply with federal, state and local regulations in connection with remediation of two locations. One location owned by PFM and the other location leased by a predecessor of another subsidiary of the Company. The Company has estimated the expenditures for 1998 to be approximately $210,000 at the site leased by a predecessor of the Company and $835,000 at the PFM location. Additional funds will be required for the next five to ten years to properly investigate and remediate these sites. The Company expects to fund these expenses to remediate these two sites from funds generated internally.

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                   PART II - Other Information

Item 1.   Legal Proceedings
          _________________
          There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the year ended December 31, 1997, which Item 3 is incorporated herein by reference.

Item 2.   Changes in Securities and Use of Proceeds
          _________________________________________
          (a) & (b) On January 15, 1998, the Company entered into a definitive loan agreement with Congress Financial Corporation (Florida) ("Congress") in which Congress provided to the Company and certain subsidiaries of the Company a $7,000,000 credit facility ("Congress Facility"). Pursuant to the loan agreement with Congress (the "Congress Agreement"), the Congress Facility consists of (i) a revolving line of credit of up to $4,500,000, with the exact amount that can be borrowed under the revolving line of credit at any one time not to exceed eighty percent (80%) of the Net Amount of Eligible Accounts (as defined in the Congress Agreement) less certain reserves, and (ii) a term loan of $2,500,000, with the term loan payable in monthly installments of approximately $52,000 plus interest. The Congress Agreement is for a term of three years, subject to earlier termination pursuant to the terms of the Congress Agreement. Using proceeds from the initial loan under Congress Facility, the Company repaid the outstanding and unpaid amounts due to Heller Financial, Inc. ("Heller") and Ally Capital Corporation ("Ally") under their loan agreements with the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources of the Company" and Note 3 to Notes to Consolidated Financial Statements.

          Under the terms of the Congress Agreement, the Company has agreed to maintain an Adjusted Net Worth (as defined in the Congress Agreement) of not less than $3,000,000 throughout the term of the Congress Agreement. The Company has also agreed that it will not pay any dividends on any shares of capital stock of the Company (including the Company's Common Stock), except that dividends may be paid on the Company's shares of Preferred Stock outstanding as of the date of the Congress Agreement (collectively, "Excepted Preferred Stock") pursuant to the terms of the applicable Excepted Preferred Stock.

          (c) During the first quarter of 1998, the Company sold or issued the following equity securities which were not registered under the Securities Act of 1933, as amended
          (the "Act"):

          (i) During January 1998, the Company issued to RBB Bank Aktiengesellschaft ("RBB Bank"), located in Graz, Austria, 27,377 shares of the Company's Common Stock in payment of $55,000 in accrued and unpaid dividends relating to certain outstanding series of the Company's Preferred Stock in accordance with the terms of such Preferred Stock, with 14,165 shares being issued in payment of accrued dividends from June 13, 1997, to September 15, 1997, and 13,212 shares issued in payment of accrued dividends from September 16, 1997, to December 31, 1997. The issuance of the above described shares of Common Stock in payment of accrued and unpaid dividends in connection with the Company's Preferred Stock were issued pursuant to an exemption from registration under Section 4(2) and/or Regulation D of the Act.

          (ii) During January 1998, the Company issued to the Infinity Fund, L.P. ("Infinity"), 3,311 shares of the Company's Common Stock in payment of the $7,000 in accrued and unpaid dividends relating to the Company's outstanding series of Preferred Stock held by Infinity pursuant to the terms of such Preferred Stock, with 1,461 shares being issued for accrued dividends from July 8, 1997, to September 15, 1997, and 1,850 shares being issued for accrued dividends from September 16, 1997, to December 31, 1997. The issuance of the above shares of

          Common Stock in payment of accrued and unpaid dividends relating to the Company's Preferred Stock held by Infinity were issued pursuant to an exemption from registration under Section 4(2) and/or Regulation D of the Act.

Item 6.   Exhibits and Reports on Form 8-K
          ________________________________

     (a)  Exhibits
          ________
          Exhibit 4.1 Loan and Security Agreement with Congress Financial Corporation (Florida), dated January 15, 1998, a copy of which is attached as an exhibit to the Company's Form 8-K, dated January 15, 1998, and is incorporated by reference.

          Exhibit 10.1   Employment Agreement, dated April 7,
                         1998, and effective as of January 1,
                         1998, with Bernhardt Warren

          Exhibit 27     Financial Data Schedule

     (b)  Reports on Form 8-K
          ___________________
          A current report on Form 8-K (Item 5 Other Events), dated January 15, 1998, reporting a new term and revolving credit facility with Congress Financial Corporation (Florida). It further discussed the update on the legal proceedings relative to the W&R Drum Company and the United States Environmental Protection Agencies notification of potential liability of Perma-Fix of Memphis, Inc.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PERMA-FIX ENVIRONMENTAL
                                   SERVICES, INC.


Date: May 14, 1998                 By: /s/ Louis F. Centofanti
                                      ___________________________
                                      Chairman of the Board
                                      Chief Executive Officer


                                   By: /s/ Richard T. Kelecy
                                      __________________________
                                      Richard T. Kelecy
                                      Chief Financial Officer

                          EXHIBIT INDEX



                                                           Page No.
                                                           ________
Exhibit 4.1    Loan and Security Agreement with Congress
               Financial Corporation (Florida), dated
               January 15, 1998, a copy of which is
               attached as an exhibit to the Company's
               Form 8-K, dated January 15, 1998,
               and is incorporated by reference.                *

Exhibit 10.1   Employment Agreement, dated April 7,
               1998, and effective as of January 1,
               1998, with Bernhardt Warren                     23

Exhibit 27     Financial Data Schedule                         34


*incorporated by reference


