Form 10-Q
period 1998-06-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 1998-08-12
CIK 891532

================================================================
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                      ______________________

                            Form 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended     June 30, 1998
                                         _______________________

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


                               N/A
         ____________________________________________________
          (Former name, former address and former fiscal year, if changed since last report)


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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

          Class                  Outstanding at July 31, 1998
          _____                  ________________________________
Common Stock, $.001 Par Value              12,138,837
_____________________________              __________
                                    (excluding 920,000 shares
                                      held as treasury stock)
                                     _________________________
=================================================================

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                              INDEX


                                                           Page No.
                                                           ________
PART I  FINANCIAL INFORMATION
        Item 1.  Financial Statements

                 Consolidated Balance Sheets -
                   June 30, 1998 and December 31, 1997. . .   2

                 Consolidated Statements of Operations -
                   Three Months and Six Months Ended
                   June 30, 1998 and 1997 . . . . . . . . .   4

                 Consolidated Statements of Cash Flows -
                   Six Months Ended June 30, 1998
                   and 1997 . . . . . . . . . . . . . . . .   5

                 Notes to Consolidated Financial
                   Statements . . . . . . . . . . . . . . .   7

         Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations . . . . . . . . . . . . . . 15

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings. . . . . . . . . . . . . 22

         Item 2.  Changes in Securities and Use of
                    Proceeds . . . . . . . . . . . . . . . . 22

         Item 4.  Submission of Matters to a Vote of
                    Security Holders . . . . . . . . . . . . 28

         Item 5.  Other Information. . . . . . . . . . . . . 29

         Item 6.  Exhibits and Reports on Form 8-K . . . . . 30

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

     The results of operations for the six months ended June 30, 1998, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1998.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                         June 30,
(Amounts in Thousands,                     1998        December 31,
Except for Share Amounts)               (Unaudited)       1997
___________________________________________________________________
ASSETS
Current assets:
   Cash and cash equivalents              $     508     $    314
   Restricted cash equivalents
     and investments                            329          321
   Accounts receivable, net of
    allowance for doubtful accounts
    of $311 and $374, respectively            5,141        5,282
   Preferred Stock receivable                 2,768            -
   Insurance claim receivable                     -        1,475
   Inventories                                  140          119
   Prepaid expenses                           1,013          567
   Other receivables                             48           70
   Assets of discontinued operations            459          587
                                          _________     ________
       Total current assets                  10,406        8,735

Property and equipment:
   Buildings and land                         5,552        5,533
   Equipment                                  8,205        7,689
   Vehicles                                   1,242        1,202
   Leasehold improvements                        16           16
   Office furniture and equipment               960        1,056
   Construction in progress                   1,610        1,052
                                          _________     ________
                                             17,585       16,548
   Less accumulated depreciation             (6,000)      (5,564)
                                          _________     ________
   Net property and equipment                11,585       10,984

Intangibles and other assets:
   Permits, net of accumulated amorti-
     zation of $954 and $831,
     respectively                             3,725        3,725
   Goodwill, net of accumulated amorti-
     zation of $661 and $580,
     respectively                             4,788        4,701
     Other assets                               430          425
                                           ________     ________
       Total assets                        $ 30,934     $ 28,570
                                           ========     ========

         The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

                                            June 30,
(Amounts in Thousands,                       1998       December 31,
Except for Share Amounts)                 (Unaudited)       1997
___________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                       $   2,021    $  2,263
   Accrued expenses                           3,141       3,380
   Revolving loan and term note
     facility                                   625         614
   Current portion of long-term debt            310         254
   Current liabilities of discontinued
     operations                                 911       1,470
                                           _________     _______
      Total current liabilities               7,008       7,981

Environmental accruals                          441         525
Accrued closure costs                           847         831
Long-term debt, less current portion          4,455       3,997
Long-term liabilities of discontinued
  operations                                  3,035       3,042
                                           _________     _______
      Total long-term liabilities             8,778       8,395

Commitments and contingencies
   (see Note 4)                                  -           -

Stockholders' equity:
   Preferred Stock, $.001 par value;
     2,000,000 shares authorized,
     9,850 and 6,850 shares issued
     and outstanding, respectively               -           -
   Common Stock, $.001 par value;
     50,000,000 shares authorized,
     12,921,746 and 12,540,487 shares
     issued, including 920,000
     shares held as treasury stock               13          12
   Redeemable warrants                          140         140
   Additional paid-in capital                37,680      34,363
   Accumulated deficit                      (20,915)    (20,551)
                                            ________     _______
                                             16,918      13,964
   Less Common Stock in treasury at
      cost; 920,000 shares issued
      and outstanding                        (1,770)     (1,770)
                                            ________     _______
       Total stockholders' equity            15,148      12,194
                                            ________     _______
       Total liabilities and
         stockholders' equity              $ 30,934     $ 28,570
                                           ========     ========

          The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                           Three Months Ended
                                                June 30,
(Amounts in Thousands,                   __________________________
Except for Share Amounts)                   1998         1997*
___________________________________________________________________
Net revenues                               $  7,678     $ 6,697

Cost of goods sold                            5,238       4,554
                                           ________     ________
        Gross profit                          2,440       2,143

Selling, general and administrative
   expenses                                   1,679       1,434

Depreciation and amortization                   527         497
                                           ________     ________
        Income (loss) from operations           234         212

Other income (expense):
   Interest income                                9          11
   Interest expense                            (142)       (129)
   Other                                        115         (20)
                                           ________     ________
        Net income (loss) from
          continuing operations                 216          74

Discontinued operations:
   Loss from operations                           -        (517)
                                           ________    _________
        Net income (loss)                       216        (443)

Preferred Stock dividends                        89          82
                                           ________    _________
        Net income (loss) applicable
          to Common Stock                  $    127   $    (525)
                                           ========    =========
            _________________________________________


Basic and fully diluted income
   (loss) per share:

   Continuing operations                   $    0.1    $      -
   Discontinued operations                        -        (.05)
                                           ________     ________

        Net income (loss) per share        $    .01    $   (.05)
                                           ========     ========

Weighted average number of common
  shares outstanding                         11,965       10,195
                                           ========     ========

                                             Six Months Ended
                                                  June 30,
(Amounts in Thousands,                   __________________________
Except for Share Amounts)                   1998         1997*
___________________________________________________________________
Net revenues                               $ 14,236     $12,447

Cost of goods sold                           10,025       8,862
                                           ________     ________
        Gross profit                          4,201       3,585

Selling, general and administrative
   expenses                                   3,234       2,725

Depreciation and amortization                 1,035         997
                                           ________     ________
        Income (loss) from operations           (68)       (137)

Other income (expense):
   Interest income                               17          20
   Interest expense                            (269)       (260)
   Other                                        132         (29)
                                           ________     ________
        Net income (loss) from
          continuing operations                 (188)       406)

Discontinued operations:
   Loss from operations                           -        (953)
                                           ________    _________
        Net income (loss)                      (188)     (1,359)

Preferred Stock dividends                       176         163
                                           ________    _________
        Net income (loss) applicable
          to Common Stock                  $   (364)   $ (1,522)
                                           ========    =========
            _________________________________________


Basic and fully diluted income
   (loss) per share:

    Continuing operations                   $   (0.3)   $   (.05)
    Discontinued operations                        -        (.10)
                                            ________     ________

        Net income (loss) per share        $   (.03)    $  (.15)
                                           ========     ========

Weighted average number of common
  shares outstanding                         11,836       9,958
                                           ========     ========

*Amounts have been restated from that previously reported to reflect the discontinued operations at Perma-Fix of Memphis, Inc.
(See Note 2).

          The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                            Six Months Ended
                                                June 30,
(Amounts in Thousands,                     _______________________
Except for Share Amounts)                      1998        1997*
___________________________________________________________________
Cash flows from operating activities:
    Net loss from continuing
     operations                              $   (188)    $   (406)
    Adjustments to reconcile net loss
     to cash provided by (used in)
     operations:
    Depreciation and amortization               1,035          997
    Provision for bad debt and other
      reserves                                     19           26
    Gain on sale of plant, property
      and equipment                                 -           (4)
    Changes in assets and liabilities,
      net of effects from business
      acquisitions:
    Accounts receivable                           136          165
    Prepaid expenses, inventories and
      other assets                                930          629
    Accounts payable and accrued expenses        (461)        (946)
                                              ________     ________
       Net cash provided by continuing
         operations                             1,471          461
                                              ________     ________
Net cash used by discontinued operations         (417)        (812)
                                              ________     ________
Cash flows from investing activities:
    Purchases of property and equipment,
      net                                       (1,027)        (343)
    Proceeds from sale of plant,
      property and equipment                      -           40
    Change in restricted cash, net              (16)         (20)
    Net cash used by discontinued
      operations                                  -          (33)
                                           ________     _________
       Net cash used in investing
         activities                          (1,043)         (356)

Cash flows from financing activities:
    Borrowings (repayments) of
      revolving loan and term note
      facility                                  262         (1,405)
    Principal repayments on long-term debt     (113)          (695)
    Proceeds from issuance of stock              55          2,916
    Net cash used by discontinued
      operations                                (30)            (4)
                                            ________     ________
        Net cash provided by
         financing activities                   174           812

Increase in cash and cash equivalents           185           105
Cash and cash equivalents at beginning
   of period including discontinued
   operations of $12, and $8,
   respectively                                 326            45
                                            ________     ________
Cash and cash equivalents at end
   of period, including discontinued
   operations of $3, and $28,
   respectively                           $     511     $    150
                                           ========     ========

________________________________________________________________
Supplemental disclosure:
   Interest paid                           $    351     $    386
Non cash investing and financing
   activities:
   Issuance of Common Stock for services        218           60
   Long-term debt incurred for purchase
     of property                                330          287
   Issuance of stock for payment of
     dividends                                  183          156

*Amounts have been restated from that previously reported to reflect the discontinued operations at Perma-Fix of Memphis, Inc.
(see Note 2).

          The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(For the six months ended June 30, 1998)

                                  Preferred Stock        Common Stock
Amounts in Thousands,            _________________    ____________________
Except for Share Amounts         Shares    Amount      Shares       Amount
___________________________________________________________________________
Balance at December 31, 1997     6,850   $    -      12,540,487     $   12

Net Loss                             -        -               -          -
Issuance of Common Stock for
  Preferred Stock dividend           -        -          85,216          1
Issuance of Preferred Stock      3,000        -               -          -
Issuance of Common Stock
 for acquisition                     -        -         108,207          -
Issuance of stock for cash
 and services                        -        -         146,836          -
Exercise of warrants                 -        -          40,000          -
Option Exercise                      -        -           1,000          -
                                _______   ________    __________   ________
Balance at June 30, 1998          9,850   $   -       12,921,746     $   13
                                =======   =========   ==========   ========

                                                                  Common
                                     Additional                    Stock
                        Redeemable    Paid-In     Accumulated     Held in
                        Warrants      Capital       Deficit      Treasury
                      ______________________________________________________
                       $   140       $ 34,363     $ (20,551)     $ (1,770)

                             -              -          (364)            -

                             -            183             -             -
                             -          2,653             -             -

                             -            207             -             -

                             -            234             -             -
                             -             39             -             -
                             -              1             -             -
                       ________       ________    __________    __________
                       $   140        $ 37,680    $ (20,915)    $  (1,770)
                       ========       ========    ==========    ==========

























       The accompanying notes are an integral part of these consolidated financial statements.

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1998
                           (Unaudited)

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

     Basic income (loss) per share is computed by dividing net income, after deducting Preferred Stock dividends, by the weighted average number of common shares outstanding during each period.

     Fully diluted income per share is computed by dividing net income, before deduction of Preferred Stock dividends, by the weighted average number of common shares and potentially common shares outstanding during each period. The weighted average number of common and potentially common shares outstanding for the quarter ended June 30, 1998, was 18,021,614. The incremental shares that would have been outstanding under certain warrants and options for all other periods have not been included since their effects would be antidilutive, and as a result, fully diluted and basic loss per share are the same.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures SFAS 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 was adopted effective December 31, 1997.

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

     2.   Discontinued Operations
     _______________________
     On January 27, 1997, an explosion and resulting tank fire occurred at the Company's subsidiary, Perma-Fix of Memphis, Inc. ("PFM"), a hazardous waste storage, processing and blending facility, located in Memphis, Tennessee, which resulted in damage to certain hazardous waste storage tanks located on the facility and caused certain limited contamination at the facility. Such occurrence was caused by welding activity performed by employees of an independent contractor at or near the facility's hazardous waste tank farm contrary to instructions by PFM. The facility was non-operational from the date of this event until May 1997, at which time it began limited operations. During the remainder of 1997, PFM continued to accept waste for processing and disposal, but arranged for other facilities owned by the Company or subsidiaries of the Company or others not affiliated with the Company to process such waste. The utilization of other facilities to process such waste resulted in higher costs to PFM than if PFM were able to store and process such waste at PFM, its Memphis, Tennessee, facility, along with the additional handling and transportation costs associated with these activities. As a result of the significant disruption and the cost to rebuild and operate this segment, the Company made a strategic decision, in February 1998, to discontinue its fuel blending operations at PFM. The fuel blending operations represented the principal line of business for PFM prior to this event, which included a separate class of customers, and its discontinuance has required PFM to attempt to develop new markets and customers. PFM currently provides, on a limited basis, off-site waste storage and transfer services. Accordingly, during the fourth quarter of 1997, the Company recorded a loss on disposal of discontinued operations of $3,053,000, which included $1,272,000 for impairment of certain assets and $1,781,000 for the establishment of certain closure liabilities.

     The net loss from discontinued PFM operations for the six months ended June 30, 1998, was $227,000 and was recorded against the accrued closure cost estimate on the balance sheet. The net loss for the six months ended June 30, 1997, was $953,000 and is shown separately in the Consolidated Statements of Operations. The Company has restated the 1997 operating results to reflect this discontinued operations. The results of the discontinued PFM operations do not reflect management fees charged by the Company, but do include interest expense of $41,000 and $109,000 during the six months ended June 30, 1998 and 1997, respectively, specifically identified to such operations as a result of such operations incurring debt under the Company's revolving and term loan credit facility. During March of 1998, the Company received a settlement in the amount of $1,475,000 from its insurance carrier for the business interruption claim which was recorded as an insurance claim receivable at December 31, 1997. This settlement was recognized as a gain in 1997 and thereby reduced the net loss recorded for the discontinued PFM operations in 1997.

     Revenues of the discontinued PFM operations were $532,000 for the six months ended June 30, 1998, and $1,189,000 for the six months ended June 30, 1997. These revenues are not included in revenues as reported in the Consolidated Statements of Operation.

  Net assets and liabilities of the discontinued PFM operations at the six months ended June 30, 1998, and December 31, 1997, in thousands of dollars, consisted of the following:

                                                    June 30,     December 31,
                                                      1998           1997
                                                  ____________    ___________
Assets of discontinued operations:
  Cash and cash equivalents                        $        3      $      12
  Restricted cash equivalents and investments             214            214
  Accounts receivable, net of allowance
     for doubtful accounts $103 and $105,
     respectively                                        211             333
  Prepaid expenses and other assets                       31              28
                                                  ___________      ___________
                                                   $     459        $    587
                                                  ===========      ===========

Current liabilities of discontinued operations:
   Accounts payable                                $    188         $    277
   Accrued expenses                                     151              259
   Accrued environmental costs                          496              835
   Current portion of long-term debt                     76               99
                                                   __________      __________
                                                   $    911         $  1,470
                                                   ==========      ==========

Long-term liabilities of discontinued operations:
   Long-term debt, less current portion            $     10          $     17
   Accrued environmental and closure costs            3,025             3,025
                                                   _________         ________
                                                   $  3,035          $  3,042
                                                   =========         ========

     The accrued environmental and closure costs, as related to PFM, total $3,025,000 at June 30, 1998, which includes the Company's current closure cost estimate of approximately $700,000 for the complete cessation of operations and closure of the facility ("RCRA Closure") based upon guidelines of the Resource Conservation and Recording Act of 1976, as amended ("RCRA"). A majority of this liability relates to the discontinued fuel blending and tank farm operations and will be recognized over the next three years. Also included in this accrual is the Company's estimate of the cost to complete groundwater remediation at the site of approximately $970,000, the future operating losses as the Company discontinues its fuel blending operations and certain other contingent liabilities.

3.   Long-Term Debt
     ______________

     Long-term debt consists of the following at June 30, 1998, and December 31, 1997 (in thousands):

                                            June 30,    December 31,
                                              1998         1997
                                           _________     ___________
Revolving loan facility dated
   January 15, 1998, collateral-
   ized by eligible accounts
   receivables, subject to monthly
   borrowing base calculation,
   variable interest paid monthly
   at prime rate plus 1 3/4.                  $ 2,186     $  1,664

Term loan agreement dated January 15,
   1998, payable in monthly principal
   installments of $52, balance due
   in January 2001, variable interest
   paid monthly at prime rate plus
   1 3/4.                                       2,240       2,500

Mortgage note agreement payable in
   quarterly installments of $15,
   plus accrued interest at 10%.
   Balance due October 1998 secured
   by real property.                               31          61

Various capital lease and promissory
   note obligations, payable 1998 to
   2002, interest at rates ranging
   from 8.0% to 15.9%.                            933         640
                                              ________     _______
                                                5,390       4,865
Less current portion of revolving
   loan and term note facility                    625         614
Less current portion of long-term debt            310         254
                                              ________    ________
                                              $ 4,455     $  3,997
                                              ========    ========

     On January 15, 1998, the Company, as parent and guarantor, and all direct and indirect subsidiaries of the Company, as co-borrowers and cross-guarantors, entered into a Loan and Security Agreement ("Agreement") with Congress Financial Corporation (Florida) as lender ("Congress"). The Agreement provides for a term loan in the amount of $2,500,000, which requires principal repayments based on a four-year level principal amortization over a term of 36 months, with monthly principal payments of $52,000. Payments commenced on February 1, 1998, with a final balloon payment in the amount of approximately $573,000 due on January 14, 2001. The Agreement also provides for a revolving loan facility in the amount of $4,500,000. At any point in time the aggregate available borrowings under the facility are subject to the maximum credit availability as determined through a monthly borrowing base calculation, as updated for certain information on a weekly basis, equal to 80% of eligible accounts receivable accounts of the Company as defined in the Agreement. The termination date on the revolving loan facility is also the third anniversary of the closing date. The Company incurred approximately $237,000 in financing fees relative to the solicitation and closing of this loan agreement (principally commitment, legal and closing fees) which are being amortized over the term of the Agreement.

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

     The proceeds of the Agreement were utilized to repay in full on January 15, 1998, the outstanding balance of the Heller Financial, Inc. ("Heller") which was comprised of a revolving loan and security agreement, loan and term loan, and to repay and buyout all assets under the Ally Capital Corporation ("Ally") equipment financing agreements. As of December 31, 1997, the borrowings under the Heller revolving loan facility totaled $2,652,000 with borrowing availability of approximately $762,000. The balance of the revolving loan on January 15, 1998, as repaid pursuant to the Congress agreement was $2,289,000. The balance under the Heller term loan at December 31, 1997, was $867,000. The Company subsequently made a term loan payment of $41,000 on January 2, 1998, resulting in a balance of $826,000, as repaid pursuant to the Congress Agreement. As of December 31, 1997, the outstanding balance on the Ally Equipment Financing Agreement was $624,000 and represents the principal balance repaid pursuant to the Congress Agreement. In conjunction with the above debt repayments, the Company also repaid a small mortgage, paid certain fees, taxes and expenses, resulting in an initial Congress term loan of $2,500,000 and revolving loan balance of $1,705,000 as of the date of closing, the Company had borrowing availability under the Congress Agreement of approximately $1,500,000. The Company recorded the December 31, 1997, Heller and Ally debt balances as though the Congress transaction had been closed as of December 31, 1997. As of June 30, 1998, the borrowings under the Congress revolving loan facility totaled $2,186,000 with borrowing availability of approximately $1,069,000. The balance under the Congress term loan at June 30, 1998, was $2,240,000.

     During June 1998, the Company entered into a master security agreement and secured promissory note in the amount of approximately $317,000 for the purchase and financing of certain capital equipment at the Perma-Fix of Florida, Inc. facility. The term of the promissory note is for sixty (60) months, at a rate of 11.58% per annum and monthly installments of approximately $7,000.

     As further discussed in Note 2, the long-term debt associated with the discontinued PFM operation is excluded from the above and is recorded in the Liabilities of Discontinued Operations total.
The PFM debt obligations total $86,000, of which $76,000 is current.

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

Discontinued Operations
     As previously discussed, the Company made the strategic decision in February 1998 to discontinue its fuel blending operations at the PFM facility. The Company has, based upon the best estimates available, recognized accrued environmental and closure costs in the aggregate amount of $3,521,000. This liability includes principally, the RCRA closure liability, the groundwater remediation liability, the potential additional site investigation and remedial activity which may arise as PFM proceeds with its closure activities and the Company's best estimate of the future operating losses as the Company discontinues its fuel blending operations and other contingent liabilities.

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

5.   Business Segment Information
     ____________________________
     The Company provides services through two business segments. The Waste Management Services segment, which provides on-and-off-site treatment, storage, processing and disposal of hazardous and non-hazardous industrial and commercial, mixed waste, and wastewater through its five treatment, storage and disposal facilities ("TSD facilities"); Perma-Fix Treatment Services, Inc. ("PFTS"), Perma-Fix of Dayton, Inc. ("PFD"), Perma-Fix of Ft. Lauderdale, Inc. ("PFFL"), Perma-Fix of Florida, Inc. ("PFF") and PFM. The Company has discontinued all fuel blending activities at its PFM facility, the principal business segment for this subsidiary prior to the January 1997 fire and explosion. PFM currently provides, on a limited basis, an off-site waste storage and transfer facility and continues to explore other new markets for utilization of this facility. The Company also provides through this segment: (i) on-site waste treatment services to convert certain types of characteristic hazardous wastes into non-hazardous waste, through its Perma-Fix, Inc. subsidiary; and (ii) the supply and management of non-hazardous and hazardous waste to be used by cement plants as a substitute fuel or raw material source.

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

     The Company's segments are not dependent upon a single customer, or a few customers, and the loss of any one or more of which would not have a material adverse effect on the Company's segment. During the six months ended June 30, 1998 and 1997, the Company did not make sales to any single customer that in the aggregate amount represented more than ten percent (10%) of the Company's segment revenues.

     The table below shows certain financial information by the Company's segments for six months ended June 30, 1998 and 1997 and excludes the results of operations of the discontinued operations.
Income (loss) from operations includes revenues less operating costs and expenses. Marketing, general and administrative expenses of the corporate headquarters have not been allocated to the segments. Identifiable assets are those used in the operations of each business segment, including intangible assets and discontinued operations. Corporate assets are principally cash, cash equivalents and certain other assets.

                              Waste     Consulting    Corporate
                           Management   Engineering      and
(Dollars in thousands)      Services      Services      Other     Consolidated
_______________________________________________________________________________
1998
Net revenues from
  external customers         $12,047      $ 2,179     $     -       $ 14,226
Inter-company revenues           158          235           -            393
Interest income                   17            -           -             17
Interest expense                 225           27          17            269
Depreciation and
  amortization                   986           41           8          1,035
Income (Loss) from con-
  tinuing operations             468           88        (744)          (188)
Identifiable assets           11,302        1,882      17,750         30,934
Capital expenditures, net      1,353            4           -          1,357

1997
Net revenues from
  external customers        $10,000       $ 2,447   $      -       $ 12,447
Inter-company revenues          684           205          -            889
Interest income                  19             -          1             20
Interest expense                214            20         26            260
Depreciation and
  amortization                  927            59         11            997
Income (Loss) from con-
  tinuing operations            260            17       (683)          (406)
Identifiable assets          14,114         2,410     12,046         28,570
Capital expenditures, net       609            21          -            630

6.   Stock Issuance
     ______________
     Effective April 1, 1998, the Company entered into an asset purchase agreement to acquire substantially all of the assets and certain liabilities of Action Environmental Corp. ("Action") of Miami, Florida. Action has provided oil filter collection and processing services to approximately 700 customers in South Florida. The assets of Action were acquired through a combination of stock issuance and the assumption of certain liabilities. The acquisition was accounted for using the purchase method effective April 1, 1998, and, accordingly, the assets and liabilities as of this date and the statement of operations from the effective date have been included in the accompanying consolidated financial statements. The acquisition of Action resulted in the issuance of 108,000 shares of the Company's Common Stock reflecting a total purchase price of $207,000.

     Effective April 21, 1998, the Company issued Bernhardt C. Warren, the Company's Vice President of Nuclear Services and executive officer, 94,697 shares of the Company's Common Stock in payment of accrued bonus and commission pursuant to an employment agreement dated April 7, 1998. Under the employment agreement, the Company also agreed to pay Mr. Warren an annual salary of $87,000 and $167,500 in cash paid over twenty four monthly installments, in payment of an additional amount due for accrued bonus. The employment agreement is for a term of two years.

     On or about June 30, 1998, the Company issued to RBB Bank Aktiengesellschaft, located in Graz, Austria ("RBB Bank"), 3,000 shares of newly-created Series 10 Class J Convertible Preferred Stock, par value $.001 per share ("Series 10 Preferred"), at a price of $1,000 per share, for an aggregate sales price of $3,000,000. The sale to RBB Bank was made in a private placement under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and/or Rule 506 of Regulation D under the Act, pursuant to the terms of a Subscription and Purchase Agreement, dated June 30, 1998 between the Company and RBB Bank ("Subscription Agreement"). The net proceeds of $2,768,000 from this private placement, after the deduction for certain fees and expenses, was received by the Company on July 14, 1998, and has been recorded as a Preferred Stock Receivable at June 30, 1998. The Company also accrued at June 30, 1998, approximately $115,000 for certain additional closing, legal and related expenses. The Series 10 Preferred has a liquidation preference over the Company's Common Stock, par value $.001 per share ("Common Stock"), equal to $1,000 consideration per outstanding share of Series 10 Preferred (the "Liquidation Value"), plus an amount equal to all unpaid and accrued dividends thereon. The Series 10 Preferred accrues dividends on a cumulative basis at a rate of four percent (4%) per annum of the Liquidation Value ("Dividend Rate"), and is payable semi-annually within ten (10) business days after each subsequent June 30 and December 31 (each a "Dividend Declaration Date"), and shall be payable in cash or shares of the Company's Common Stock at the Company's option. The first Dividend Declaration Date shall be December 31, 1998. No dividends or other distributions may be paid or declared or set aside for payment on the Company's Common Stock until all accrued and unpaid dividends on all outstanding shares of Series 10 Preferred have been paid or set aside for payment. Dividends may be paid, at the option of the Company, in the form of cash or Common Stock of the Company. If the Company pays dividends in Common Stock, such is payable in the number of shares of Common Stock equal to the product of (a) the quotient of (i) the Dividend Rate divided by (ii) the average of the closing bid quotation of the Common Stock as reported on the NASDAQ for the five trading days immediate prior to the date the dividend is declared, times (b) a fraction, the numerator of which is the number of days elapsed during the period for which the dividend is to be paid and the denominator of which is 365.

     The holder of the Series 10 Preferred may convert into Common Stock any or all of the Series 10 Preferred on and after 180 days after June 30, 1998. The conversion price per outstanding share of Preferred Stock ("Conversion Price") is $1.875; except that if the average of the closing bid price per share of Common Stock quoted on the NASDAQ (or the closing bid price of the Common Stock as quoted on the national securities exchange if the Common Stock is not listed for trading on the NASDAQ but is listed for trading on a national securities exchange) for the five (5) trading days immediately prior to the particular date on which the holder notified the Company of a conversion ("Conversion Date") is less than $2.34, then the Conversion Price for that particular conversion shall be eighty percent (80 %) of the average of the closing bid price of the Common Stock on the NASDAQ (or if the Common Stock is not listed for trading on the NASDAQ but is listed for trading on a national securities exchange then eighty percent (80%) of the average of the closing bid price of the Common Stock on the national securities exchange) for the five (5) trading days immediately prior to the particular Conversion Date. As of June 30, 1998, the closing price of Common Stock on the NASDAQ was $1.875 per share.

     As part of the of the sale of the Series 10 Preferred, the Company also issued to RBB Bank (a) a warrant entitling the holder to purchase up to an aggregate of 150,000 shares of Common Stock at an exercise price of $2.50 per share of Common Stock expiring three
(3) years after June 30, 1998 and (b) a warrant entitling the holder to purchase up to an aggregate of 200,000 shares of Common Stock at an exercise price of $1.875 per share of Common Stock and expiring three (3) years after June 30, 1998. Collectively, these warrants are referred to herein as the "RBB Warrants." The Common Stock issuable upon the conversion of the Series 10 Preferred and upon the exercise of the RBB Warrants is subject to certain registration rights pursuant to the Subscription Agreement.

    The Company intends to utilize the proceeds received on the sale of Series 10 Preferred for working capital and/or to reduce the outstanding balance of its credit facilities, subject to the Company reborrowing under such credit facilities.

    In addition to the 2,200,000 shares of Common Stock which have been reserved for issuance upon conversion of the Series 10 Preferred and in payment of dividends accrued thereon, and the 350,000 shares of Common Stock issuable upon exercise of the RBB Warrants, RBB Bank may also be considered to be the beneficial owner of approximately 7,958,687 shares of the Company's Common Stock consisting of (a) 931,786 shares of Common Stock held directly by RBB Bank; (b) 4,051,335 shares of Common Stock issuable upon conversion of 6,500 shares of other series of convertible Preferred Stock previously issued by the Company to RBB Bank, subject to variation depending upon, among other things, the market price per share of Common Stock at the time of conversion and various terms and conditions of the Preferred; (c) 319,316 shares of Common Stock which may be issued in payment of dividends accrued on such 6,500 shares of Convertible Preferred Stock; and, (d) 2,656,250 shares of Common Stock that RBB Bank has the right to acquire upon exercise of various warrants previously issued by the Company to RBB Bank, consisting of (i) warrants entitling the holder to purchase up to an aggregate of 1,000,000 shares of Common Stock at an exercise price of $2.00 per share of Common Stock; (ii) warrants entitling the holder to purchase up to an aggregate of 1,000,000 shares of Common Stock at an exercise price of $3.50 per share of Common Stock; (iii) warrants entitling the holder to purchase up to an aggregate of 375,000 shares of Common Stock at an exercise price of $1.875 per share of Common Stock; and, (iv) warrants entitling the holder to purchase up to an aggregate of 281,250 shares of Common Stock at an exercise price of $2.125 per share of Common Stock. If RBB Bank were to obtain 10,158,687 shares of Common Stock through exercise of all of its warrants and conversion of all of its Preferred Stock into Common Stock it would hold approximately 47.9% of the outstanding Common Stock of the Company based upon 12,001,746 shares of Common Stock issued and outstanding as of May 11, 1998 (excluding 920,000 shares held as Treasury Stock). The foregoing estimate assumes that no other shares of Common Stock are issued by the Company, no other warrants or options granted by the Company and currently outstanding are exercised, the Company does not acquire additional shares of Common Stock as Treasury Stock and RBB Bank does not dispose of any shares of Common Stock.

     In connection with the placement of Series 10 Preferred to RBB Bank, the Company paid fees (excluding legal and accounting) of $210,000 and issued to (a) Liviakis Financial Communications, Inc. ("Liviakis") for assistance with the placement of the Series 10 Preferred, warrants entitling the holder to purchase up to an aggregate of 1,875,000 shares of Common Stock, subject to certain anti-dilution provisions, at an exercise price of $1.875 per share of Common Stock which warrants may be exercised after January 15, 1999, and which expire after four (4) years; (b) Robert B. Prag, an executive officer of Liviakis for assistance with the placement of the Series 10 Preferred, warrants entitling the holder to purchase up to an aggregate of 625,000 shares of Common Stock, subject to certain anti-dilution provisions, at an exercise price of $1.875 per share of Common Stock, which warrants may be exercised after January 15, 1999, and which expire after four (4) years; (c) JW Genesis Financial Corporation for assistance with the placement of the Series 10 Preferred, warrants entitling the holder to purchase up to an aggregate of 150,000 shares of Common Stock, subject to certain anti-dilution provisions, at an exercise price of $1.875 per share of Common Stock, which warrants expire after three (3) years; and (d) Fontenoy Investments for assistance with the placement of the Series 10 Preferred, warrants entitling the holder to purchase up to an aggregate of 350,000 shares of Common Stock, subject to certain anti-dilution provisions, at an exercise price of $1.875 per share of Common Stock, which warrants expire after three (3) years. Under the terms of each warrant, the holder is entitled to certain registration rights with respect to the shares of Common Stock issuable on the exercise of each warrant.

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          PART I, ITEM 2

Forward-Looking Statements
     Certain statements contained with this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than statements of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things, (i) anticipated financial performance, (ii) ability to comply with the Company's general working capital requirements, (iii) ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and the Company's facility in Memphis, Tennessee, (iv) ability to remediate certain contaminated sites for projected amounts, and all other statements which are not statements of historical fact. While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to,
(i) general economic conditions, (ii) inability to maintain profitability, (iii) material reduction in revenues, (iv) inability to collect in a timely manner a material amount of receivables, (v) increased competitive pressures, (vi) the inability to maintain and obtain required permits and approvals to conduct operations, (vii) the inability to develop new and existing technologies in the conduct of operations, (viii) overcapacity in the environmental industry, (ix) discovery of additional contamination or expanded contamination at a certain Dayton, Ohio, property formerly leased by the Company or the Company's facility at Memphis, Tennessee, which would result in a material increase in remediation expenditures, (x) changes in federal, state and local laws and regulations, especially environmental regulations, or interpretation of such, (xi) potential increases in equipment, maintenance, operating or labor costs, (xii) management retention and development, (xiii) the requirement to use internally generated funds for purposes not presently anticipated, and (xiv) inability to settle on reasonable terms certain claims made by the federal government against a certain subsidiary of the Company that is a potentially responsible party for clean up costs incurred by the government in remediating certain sites owned and operated by others. The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations
     The table below should be used when reviewing management's discussion and analysis for the six months ended June 30, 1998 and
1997:
                                     Three Months Ended
                                          June 30,
                               _________________________________
Consolidated                     1998      %       1997      %
____________                   _______   _____   _______   _____
Net Revenues                   $ 7,678   100.0   $ 6,697   100.0
Cost of Goods Sold               5,238    68.2     4,554    68.0
                                ______   _____    ______   _____
  Gross Profit                   2,440    31.8     2,143    32.0

Selling, General &
  Administrative                 1,679    21.9     1,434    21.4
Depreciation/Amortization          527     6.9       497     7.4
                                ______   _____    ______   _____
 Income (Loss) from
  from Operations               $  234     3.0    $  212     3.2
                                ======   =====    ======   =====
Loss from discontinued
  Operations                    $    -       -    $ (517)   (7.7)
Interest Expense                  (142)   (1.8)     (129)   (1.9)
Preferred Stock Dividends          (89)   (1.1)      (82)   (1.1)
                                ======   ======    ======   =====

                                     Six Months Ended
                                          June 30,
                              _________________________________
                                 1998      %       1997      %
                               _______   _____   _______   _____
                               $14,226   100.0   $12,447   100.0

                                10,025    70.4     8,862    74.9
                                ______   _____    ______   _____
                                 4,201    29.6     3,585    25.1

                                 3,234    22.7     2,725    22.5
                                 1,035     7.3       997     8.7
                                ______   _____    ______   _____
                                $  (68)   ( .4)   $ (137)   (1.1)
                                ======   =====    ======   =====

                                $    -       -    $ (953)   (7.7)
                                  (127)   (1.9)     (260)   (2.1)
                                   (87)   (1.2)     (163)   (1.3)
                                ======   =====    ======   =====

     * Amounts have been restated from that previously reported to reflect the discontinued operations at PFM (see Note
          2).

Summary   Three and Six Months Ended June 30, 1998 and 1997
___________________________________________________________
     The Company provides services through two business segments. The Waste Management Services segment is engaged in on-and off-site treatment, storage, disposal and processing of a wide variety of by-products and industrial, hazardous and mixed hazardous and low level radioactive wastes. This segment competes for materials and services with numerous regional and national competitors to provide comprehensive and cost-effective Waste Management Services to a wide variety of customers in the Midwest, Southeast and Southwest regions of the country. The Company operates and maintains facilities and businesses in the waste by-product brokerage, on-site treatment and stabilization, and off-site blending, treatment and disposal industries. The Company's Consulting Engineering segment provides a wide variety of environmental related consulting and engineering services to industry and government. Through the Company's wholly-owned subsidiaries in Tulsa, Oklahoma and St. Louis, Missouri, the Consulting Engineering segment provides oversight management of environmental restoration projects, air and soil sampling, compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities.

     Consolidated net revenues increased $981,000 for the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997. This increase of 14.7% is attributable to the Waste Management Services segment which experienced an increase in revenues of $1,057,000, partially offset by a decrease in revenues from the Consulting Engineering segment. The increase within the Waste Management Services segment is attributable to the growth in the wastewater and mixed waste markets. The most significant increases occurred at the PFF facility, which recognized a $305,000 increase resulting principally from the completion of various mixed waste contracts, the PFTS facility, which recognized a $298,000 increase due to the increased processing capacities at this facility, and the PFFL facility, which recognized a $71,000 increase resulting principally from increased fuel oil sales and the acquisition of Action Environmental. Consolidated net revenues increased to $14,226,000 from $12,447,000 for the six months ended June 30, 1998, as compared to the same six months ended in 1997. This increase of $1,779,000, or 14.3%, is attributable to the Waste

Management Services segment which experienced an increase in revenues of $2,047,000, partially offset by a decrease in revenues from the Consulting Engineering segment. This increase within the Waste Management Services segment is attributable to the increased marketing efforts throughout the segments and the growth in the wastewater and mixed waste markets. The most significant increases occurred at PFF's facility, which recognized a $639,000 increase resulting principally from the award and completion of various mixed waste contracts, and PFTS's facility, which recognized a $577,000 increase resulting principally from the increased wastewater demand and processing capabilities at this facility. This increase in the Waste Management Services segment was partially offset by a reduction of $268,000 in the Consulting Engineering segment. This Consulting Engineering reduction is principally a result of a seasonal decrease in market demand, which typically occurs during the first quarter of each year, and appeared more dramatic in 1998, along with the completion of several larger contracts in 1997, which were not duplicated in 1998.

     Cost of goods sold for the Company increased $684,000, or 15%, for the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997. This consolidated increase in cost of goods sold reflects principally the increased operating, disposal and transportation costs, corresponding to the increased revenues as discussed above, as well as additional costs associated with research and development which have not begun to generate revenue at this time. The resulting gross profit for the quarter ended June 30, 1998, increased $297,000 to $2,440,000, which as a percentage of revenue is 31.8%, reflecting a decrease over the 1997 percentage of revenue of 32.0%. Cost of goods sold for the Company increased $1,163,000 or 13.1% for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. This consolidated increase in cost of goods sold reflects principally the increased operating, disposal and transportation costs, corresponding to the increased revenues as discussed above. The resulting gross profit for the six months ended June 30, 1998, increased $616,000 to $4,201,000, which as a percentage of revenue is 29.6%, reflecting an increase over the 1997 percentage of revenue of 28.8%.

     Selling, general and administrative expenses increased $245,000 or 17.1% for the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997. As a percentage of revenue, selling general and administrative expense also increased to 21.9% for the quarter ended June 30, 1998, compared to 21.4% for the same period in 1997. The increase reflects the increased expenses associated with the Company's research and development efforts. Selling, general and administrative expenses increased $509,000, or 18.7%, for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. As a percentage of revenue, selling, general and administrative expense also increased to 22.7% for the six months ended June 30, 1998, compared to 21.9% for the same period in 1997. The increase reflects the increased expenses associated with the Company's additional sales and marketing efforts as it continues to refocus its business segments into new environmental markets, such as nuclear and mixed waste, and the additional administrative overhead associated with the Company's research and development efforts. The Company has expensed in the current period all research and development costs associated with the development of various technologies which the Company aggressively pursued during the first six months of 1998.

     Depreciation and amortization expense for the quarter ended June 30, 1998, reflects an increase of $30,000 as compared to the same quarter ended June 30, 1997. This increase is attributable to a depreciation expense increase of $17,000 due to capital improvements being introduced at the Company's transportation, storage and disposal ("TSD") facilities to improve efficiencies. Amortization expense reflects a total increase of $13,000 for the quarter ended June 30, 1998, as compared to the same quarter 1997 due to the increased amortization, resulting from new capitalized
permitting costs.   Depreciation and amortization expense for the
six months ended June 30, 1998, reflects an increase of $38,000 as compared to the six months ended June 30, 1997. This increase is attributable to a depreciation expense increase of $29,000 due to the capital improvements being introduced at the Company's TSD facilities to improve efficiencies. Amortization expense reflects a total increase of $12,000 for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, due to the increased amortization, resulting from new capitalized permitting costs.

     Interest expense increased $13,000 for the quarter ended
June 30, 1998, as compared to the corresponding period of 1997.
The increase in interest expense reflects the increased borrowing levels on the Congress Financial Corporation revolving and term note due to the increase in capital improvements. Interest expense increased $9,000 from the six months ended June 30, 1998, as compared to the corresponding period of 1997. The increase in interest expense reflects the increased borrowing levels on the Congress Financial Corporation revolving and term note. During the six months ended June 30, 1998, Preferred Stock dividends totaling $176,000 incurred in conjunction with the Series 3 Class C, Series 8 Class H and Series 9 Class I Convertible Preferred Stock. As a result of the issuance of the Series 6 Class F and Series 7 Class
G Convertible Preferred Stock during 1997, partially offset by various conversions of the Series 3 Class C Convertible Preferred Stock during the second quarter of 1997, dividends increased by $13,000 for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997.

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

     The net loss from discontinued PFM operations for the six months ended June 30, 1998, was $227,000 and was recorded against the accrued closure cost estimate on the balance sheet. The net loss for the six months ended June 30, 1997, was $953,000 and is shown separately in the Consolidated Statements of Operations. The Company has restated the 1997 operating results to reflect this discontinued operations. The results of the discontinued PFM operations do not reflect management fees charged by the Company, but do include interest expense of $41,000 and $109,000 during the six months ended June 30, 1998 and 1997, respectively, specifically identified to such operations as a result of such operations actual incurred debt under the Corporation's revolving and term loan credit facility. During March of 1998, the Company received a settlement in the amount of $1,475,000 from its insurance carrier for the business interruption claim. This settlement was recognized as a gain in 1997 and thereby reducing the net loss recorded for the discontinued PFM operations in 1997. Revenues of the discontinued PFM operations were $532,000 for the six months ended June 30, 1998, and $1,189,000 for the six months ended June 30, 1997. These revenues are not included in revenues as reported in the Consolidated Statements of Operation.

Liquidity and Capital Resources of the Company
     At June 30, 1998, the Company had cash and cash equivalents of $511,000, including $3,000 from discontinued operations. This cash and cash equivalents total reflects an increase of $361,000 from June 30, 1997, as a result of net cash provided by continuing operations of $1,471,000 (principally from the PFM insurance settlement of $1,475,000), offset by cash used by discontinued operation of $417,000, cash used in investing activities of $1,043,000 (principally purchases of equipment, net totaling

$1,027,000) and cash provided by financing activities of $174,000 (principally borrowing on the revolving loan and term note facility). Accounts receivable, net of allowances for continuing operations, totaled $5,141,000, a decrease of $141,000 over the December 31, 1997, balance of $5,282,000, which principally reflects the impact of increased collections during the second quarter of 1998.

     On January 15, 1998, the Company, as parent and guarantor, and all direct and indirect subsidiaries of the Company, as co-borrowers and cross-guarantors, entered into a Loan and Security Agreement ("Agreement") with Congress Financial Corporation (Florida) as lender ("Congress"). The Agreement provides for a term loan in the amount of $2,500,000, which requires principal repayments based on a four-year level principal amortization over a term of 36 months, with monthly principal payments of $52,000. Payments commenced on February 1, 1998, with a final balloon payment in the amount of approximately $573,000 due on January 14, 2001. The Agreement also provides for a revolving loan facility in the amount of $4,500,000. At any point in time the aggregate available borrowings under the facility are subject to the maximum credit availability as determined through a monthly borrowing base calculation, as updated for certain information on a weekly basis, equal to 80% of eligible accounts receivable accounts of the Company as defined in the Agreement. The termination date on the revolving loan facility is also the third anniversary of the closing date. The Company incurred approximately $237,000 in financing fees relative to the solicitation and closing of this loan agreement (principally commitment, legal and closing fees) which are being amortized over the term of the Agreement.

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

     The proceeds of the Agreement were utilized to repay in full on January 15, 1998, the outstanding balance of $3,115,000 under the Heller Financial, Inc. ("Heller") Loan and Security Agreement which was comprised of a revolving loan and term loan, and to repay the outstanding balance of $624,000 under the Ally Capital Corporation ("Ally") Equipment Financing Agreements. The Company had borrowing availability under the Congress Agreement of approximately $1,500,000 as of the date of closing, based on 80% of eligible accounts receivable accounts. The Company recorded the December 31, 1997, Heller and Ally debt balances as though the Congress transaction had been closed as of December 31, 1997. As a result of this transaction, and the repayment of the Heller and Ally debt, the combined monthly debt payments were reduced from approximately $104,000 per month to $52,000 per month. As of June 30, 1998, the borrowings under the Congress revolving loan facility totaled $2,186,000, with borrowing availability of approximately $1,069,000 based on the amount of outstanding eligible accounts receivable as of June 30, 1998. The balance under the Congress term loan at June 30, 1998, was $2,240,000.

     At June 30, 1998, the Company had $5,390,000 in aggregate principal amounts of outstanding debt, related to continuing operations, as compared to $4,865,000 at December 31, 1997. This increase in outstanding debt of $525,000 principally reflects the increased borrowings under the Company's revolving credit facility

($522,000) and the new equipment financing at the Perma-Fix of Florida, Inc. facility ($317,000), partially offset by the scheduled principal repayments.

     As of June 30, 1998, the Company had $86,000 in aggregate principal amounts of outstanding debt related to PFM discontinued operations, of which $76,000 is classified as current.

     As of June 30, 1998, total consolidated accounts payable for continuing operations of the Company was $2,021,000, a reduction of $242,000 from the December 31, 1997, balance of $2,263,000.

     The Company's net purchases of new capital equipment for continuing operations for the six month period ended June 30, 1998, totaled approximately $1,357,000, including $330,000 of financed purchases. These expenditures were for expansion and improvements to the operations principally within the Waste Management segment. These capital expenditures were principally funded by the $1,475,000 PFM insurance settlement and utilization of the Company's revolving credit facility. The Company has budgeted capital expenditures of $1,950,000 for 1998, which includes completion of certain current projects, as well as other identified capital and permit compliance purchases. The Company anticipates funding the remainder of these capital expenditures by a combination of lease financing with lenders other than the equipment financing arrangement discussed above, proceeds from the Series 10 Preferred Stock, and/or internally generated funds.

     On or about June 30,1998, the Company issued 3,000 shares of newly created Series 10 Class J Convertible Preferred Stock ("Series 10 Preferred"), as further discussed in Note 6 to Consolidated Financial Statements and Item 2 "Changes in Securities and Use of Proceeds." The Company received net proceeds of $2,768,000 (after deduction of the payment of $210,000 for broker's commission and certain other closing costs, but prior to the Company's legal fees and other costs in connection with the sale of the Series 10 Preferred and the registration of the Common Stock issuable upon conversion of such Preferred Stock) for the sale of the Series 10 Preferred. These net proceeds were received by the Company on July 14, 1998, and have been recorded as a Preferred Stock receivable at June 30,1998. Each share of Series 10 Preferred sold for $1,000 per share and has a liquidation value of $1,000 per share. The Company utilized the proceeds received on the sale of Series 10 Preferred for working capital and/or to reduce the outstanding balance of its revolving credit facility, subject to the Company reborrowing under such credit facility. After taking into account the reduction of the outstanding balance of the Company's revolving credit facility by the amount of the net proceeds received by the Company as a result of the Series 10 Preferred transaction, the Company's borrowing availability under its revolving credit facility as of July 31, 1998, based on its then outstanding eligible accounts receivable and loan balance of approximately $21,000, was approximately $3,514,000.

     With the issuance of the Series 10 Preferred, the Company has outstanding 9,830 shares of Preferred Stock, with each share having a liquidation preference of $1,000 ("Liquidation Value"). Annual dividends on each outstanding series of Preferred Stock ranges from 4% to 6% of the Liquidation Value. Dividends on the Preferred Stock are cumulative, and are payable, if and when declared by the Company's Board of Directors, on a semi-annual basis. Dividends on the outstanding Preferred Stock may be paid at the option of the Company, if declared by the Board of Directors, in cash or in the shares of the Company's Common Stock as described under Note 6 of the Consolidated Financial Statements and Item 2 of Part II hereof. The accrued dividends for the period from January 1, 1998, through June 30, 1998, on the then outstanding shares of the Company's Preferred Stock in the amount of approximately $176,000 were paid in July 1998, by the Company issuing 90,609 shares of the Company's Common Stock. It is the present intention of the Company to pay any dividends declared by the Company's Board of Directors on its outstanding shares of Preferred Stock in Common Stock of the Company.

     The working capital position of the Company at June 30, 1998, was $3,398,000, as compared to a position of $754,000 at December 31, 1997, which reflects a increase in this position of $2,644,000 during this first six months of 1998. This increased working capital position is principally a result of the equity raised as of June 30, 1998. In contrast to the above, the Company reduced its current liabilities during the first six months of 1998 by approximately $973,000.

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

     The Company routinely uses third party disposal companies, who ultimately destroy landfill residual materials generated at its facilities or at a client's site. The Company, compared to its competitors, disposes of significantly less hazardous or industrial by-products from its operations due to rendering material non-hazardous, discharging treated wastewaters to publicly-owned treatment works and/or processing wastes into saleable products.
In the past, numerous third party disposal sites have improperly managed wastes and consequently require remedial action; consequently, any party utilizing these sites may be liable for some or all of the remedial costs. Despite the Company's aggressive compliance and auditing procedures for disposal of wastes, the Company could, in the future, be notified that it is a potentially responsible party ("PRP") at a remedial action site, which could have a material adverse effect on the Company.

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

     In addition, the Company's subsidiary, PFM, has been notified by the United States Environmental Protection Agency ("EPA") that it believes that PFM is a PRP regarding the remediation of a drum reconditioning facility in Memphis, Tennessee, owned by others ("Drum Site"), primarily as a result of activities by PFM prior to the date that the Company acquired PFM in December 1993. The EPA has advised PFM that it has spent approximately $1.4 million to remediate the Drum Site, and that the EPA has sent PRP letters to approximately 50 other PRPs regarding the Drum Site in addition to PFM. The EPA has further advised that it believes that PFM supplied a substantial amount of drums to the Drum Site. The Company is currently negotiating with the EPA regarding the possibility of settling the EPA's claims against PFM as to the Drum Site. There are no assurances that PFM will be able to settle such claims and, if PFM is unable to settle such claims by the EPA, and PFM is determined to be liable for all or a substantial portion of the remediation costs incurred by the EPA at the Drum Site, such could have a material adverse effect on the Company.

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                   PART II - Other Information

Item 1.   Legal Proceedings
          _________________
     There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the year ended December 31, 1997. As previously disclosed in such Form 10-K, the Company received correspondence dated January 15, 1998 ("PRP Letter"), from the United States Environmental Protection Agency ("EPA") that it believes that PFM, a wholly owned subsidiary of the Company is a potentially responsible party ("PRP"), as defined under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), regarding the remediation of the
W. & R. Drum, Inc. ("Drum") site in Memphis, Tennessee, ("Drum Site"), primarily as a result of acts by a predecessor of PFM prior to the time PFM was acquired by the Company. In addition, the EPA has advised PFM that it has sent PRP letters to approximately 50 other PRPs as to the Drum Site. The PRP Letter estimated the remediation costs incurred by the EPA for the Drum Site to be approximately $1,400,000 as of November 30, 1997. The EPA has orally informed the Company that such remediation has been substantially completed as of such date, and that the EPA believes that PFM supplied a substantial amount of the drums at the Drum Site. During the second quarter of 1998, PFM and certain other PRPs began negotiating with the EPA regarding a potential settlement of the EPA's claims regarding the Drum Site and such negotiations are currently continuing. If PFM cannot reach a settlement which PFM believes is reasonable, it will continue to vigorously defend against the EPA's demand regarding remediation costs of the Drum Site. If PFM is determined to be liable for a substantial portion of the remediation cost incurred by the EPA at the Drum Site, such could have a material adverse effect on the Company.

Item 2.   Changes in Securities and Use of Proceeds
          _________________________________________
     (c) During the quarter ended June 30, 1998, the Company sold or entered into an agreement to sell, equity securities that were not registered under the Securities Act of 1933, as amended
("Securities Act"), as follows:

     (i) Pursuant to the terms of a Private Securities Subscription Agreement, dated as of June 30, 1998 ("Subscription Agreement"), the Company issued to RBB Bank Aktiengesellschaft, located in Graz, Austria ("RBB Bank"), 3,000 shares of newly-created Series 10 Class J Convertible Preferred Stock, par value $.001 per share ("Series 10 Preferred"), at a price of $1,000 per share, for an aggregate sales price of $3,000,000. The Company received net proceeds of approximately $2,768,000 from the sale of the Series 10 Preferred after deducting certain commissions and expenses. Pursuant to the terms of the Subscription Agreement, the Company granted to RBB Bank the RBB Series 10 Warrants (as defined and discussed below). The sale to RBB Bank of the Series 10 Preferred and the granting of the RBB Series 10 Warrants as described below were made in a private placement under Section 4(2) of the Securities Act and/or Rule 506 of Regulation D as promulgated under the Securities Act.

     In the Subscription Agreement, RBB Bank represents inter alia,
(i) it is an "accredited investor" as such term is defined in Rule 501 as promulgated under the Securities Act; (ii) the placement was not made in connection with any general solicitation or advertising; (iii) RBB Bank alone, or together with its purchaser representative is a sophisticated investor; and (iv) RBB Bank's acquisition under the Subscription Agreement is for its own account and not with a view to resale or distribution of any part thereof.

       The Series 10 Preferred has a liquidation preference over the Company's Common Stock, par value $.001 per share ("Common Stock"), equal to $1,000 consideration per outstanding share of Series 10 Preferred (the "Series 10 Liquidation Value"), plus an amount equal to all unpaid dividends accrued thereon. The Series 10 Preferred accrues dividends on a cumulative basis at a rate of four percent (4%) per annum of the Series 10 Liquidation Value ("Dividend Rate"), and is payable semi-annually when and as declared by the Board of Directors. Dividends, as declared by the Board of Directors, may be paid at the option of the Company, in cash or shares of Common Stock. No dividends or other distributions may be paid or declared or set aside for payment on the Common Stock until all accrued and unpaid dividends on all outstanding shares of Series 10 Preferred have been paid or set aside for payment. If the Company pays dividends in Common Stock, such are payable in the number of shares of Common Stock equal to the product of (a) the quotient of (i) the Dividend Rate divided by
(ii) the average of the closing bid quotation of the Common Stock as reported on the NASDAQ for the five trading days immediately prior to the date the dividend is declared, time (b) a fraction, the numerator of which is the number of days elapsed during the period for which the dividend is to be paid and the denominator of which is 365.

     The holder of the Series 10 Preferred may convert into Common Stock any or all of the Series 10 Preferred on and after 180 days after June 30, 1998. The conversion price per outstanding share of Preferred Stock ("Series 10 Conversion Price") is $1.875; except that if the average of the closing bid price per share of Common Stock quoted on the NASDAQ (or the closing bid price of the Common Stock as quoted on the national securities exchange if the Common Stock is not listed for trading on the NASDAQ but is listed for trading on a national securities exchange) for the five (5) trading days immediately prior to the particular date on which the holder notified the Company of a conversion ("Series 10 Conversion Date") is less than $2.34, then the Series 10 Conversion Price for that particular conversion shall be eighty percent (80%) of the average of the closing bid price of the Common Stock on the NASDAQ (or if the Common Stock is not listed for trading on the NASDAQ but is listed for trading on a national securities exchange then eighty percent (80%) of the average of the closing bid price of the Common Stock on the national securities exchange) for the five (5) trading days immediately prior to the particular Series 10 Conversion Date. As of June 30,1998, the closing price of Common Stock on the NASDAQ was $1.875 per share.

     As part of the sale of the Series 10 Preferred, the Company also issued to RBB Bank two warrants: (a) one warrant entitling the holder to purchase up to an aggregate of 150,000 shares of Common Stock at an exercise price of $2.50 per share of Common Stock expiring three (3) years after June 30, 1998 and (b) a second warrant entitling the holder to purchase up to an aggregate of 200,000 shares of Common Stock at an exercise price of $1.875 per share of Common Stock and expiring three (3) years after June 30, 1998. Collectively, these warrants are referred to herein as the "RBB Series 10 Warrants." The shares of Common Stock issuable upon the conversion of the Series 10 Preferred and upon the exercise of the RBB Series 10 Warrants are subject to certain registration rights pursuant to the Subscription Agreement.

     The Company intends to utilize the net proceeds received on the sale of Series 10 Preferred for working capital and/or to reduce the outstanding balance of its credit facilities, subject to the Company reborrowing under such credit facilities.

      In connection with the placement of Series 10 Preferred with RBB Bank, the Company paid commissions of $210,000 and issued to
(a) Liviakis Financial Communications, Inc. ("Liviakis") for assistance with the placement of the Series 10 Preferred, warrants entitling the holder to purchase up to an aggregate of 1,875,000 shares of Common Stock, subject to certain anti-dilution provisions, at an exercise price of $1.875 per share of Common Stock which warrants may be exercised after January 15, 1999, and which expire after four (4) years; (b) Robert B. Prag, an executive officer of Liviakis ("Prag"), for assistance with the placement of the Series 10 Preferred, warrants entitling the holder to purchase up to an aggregate of 625,000 shares of Common Stock, subject to certain anti-dilution provisions, at an exercise price of $1.875 per share of Common Stock, which warrants may be exercised after January 15, 1999, and which expire after four (4) years; (c) JW Genesis Financial Corporation ("Genesis") for assistance with the placement of the Series 10 Preferred, warrants entitling the holder to purchase up to an aggregate of 150,000 shares of Common Stock, subject to certain anti-dilution provisions, at an exercise price of $1.875 per share of Common Stock, which warrants expire after three (3) years; and (d) Fontenoy Investments ("Fontenoy") for assistance with the placement of the Series 10 Preferred, warrants entitling the holder to purchase up to an aggregate of 350,000 shares of Common Stock, subject to certain anti-dilution provisions, at an exercise price of $1.875 per share of Common Stock, which warrants expire after three (3) years. Under the terms of each warrant, the holder is entitled to certain registration rights with respect to the shares of Common Stock issuable on the exercise of each warrant. The issuance of the warrants to Liviakis, Prag, Genesis and Fontenoy was made in a private placement under Section 4(2) of the Securities Act and/or Rule 506 of Regulation D as promulgated under the Securities Act.

     Under certain circumstances, the Company may not issue shares of Common Stock upon conversion of the Series 10 Preferred and the exercise of warrants granted in connection with the issuance of the Series 10 Preferred ("Series 10 Warrants") without obtaining shareholder approval as to such transactions. Shareholder approval is required if (i) the aggregate number of shares of Common Stock issued by the Company pursuant to the terms of the Series 10 Preferred and the Series 10 Warrants exceeds 2,388,347 shares of Common Stock (which equals 19.9% of the outstanding shares of Common Stock of the Company as of June 30, 1998) and (ii) RBB Bank has converted or elects to convert any of the then outstanding shares of Series 10 Preferred pursuant to the terms of the Series 10 Preferred at a conversion price of less than $1.875 ($1.875 being the market value per share of Common Stock as quoted on the NASDAQ as of the close of business on June 30, 1998), other than if the Conversion Price is less than $1.875 solely as a result of the anti-dilution provisions of the Series 10 Preferred, then the Company must obtain shareholder approval before the Company can issue any additional shares of Common Stock pursuant to the terms of the Series 10 Preferred and Series 10 Warrants. The requirement for shareholder approval is set forth in subparagraphs
(25)(H)(i)d, (iv) and (v) of Rule 4310 of the NASDAQ Marketplace
Rules.

     (ii) As previously disclosed, the Company issued to RBB Bank, 2,500 shares of newly-created Series 4 Class D Convertible Preferred Stock, par value $.001 per share ("Series 4 Preferred"), at a price of $1,000 per share, for an aggregate sales price of $2,500,000. As part of the sale of the Series 4 Preferred, the Company also issued to RBB Bank two common stock purchase warrants (collectively, the "RBB Series 4 Warrants") entitling RBB Bank to purchase, after December 31, 1997 and until June 9, 2000, an aggregate of up to 375,000 shares of Common Stock, subject to certain anti-dilution provisions, with 187,500 shares exercisable at a price equal to $2.10 per share and 187,500 shares exercisable
at a price equal to $2.50 per share.    The Series 4 Preferred is
convertible into Common Stock at a conversion price per share of the lesser of (a) the product of the average closing bid quotation of the Common Stock as reported on the NASDAQ for the five (5) trading days immediately preceding the conversion date multiplied by eighty percent (80%) or (b) $1.6875. The minimum conversion price is $.75, which minimum will be eliminated from and after September 6, 1998. Further description of the terms of the Series 4 Preferred and the RBB Series 4 Warrants is incorporated herein by reference from pages 41 and 42 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     As previously disclosed in the Company's Form 10-K for the year ended December 31, 1997, the Company entered into an Exchange Agreement with RBB Bank, effective September 16, 1997, ("First RBB Exchange Agreement"), which provided that the 2,500 shares of Series 4 Preferred and the RBB Series 4 Warrants were tendered to the Company in exchange for (i) 2,500 shares of a newly created Series 6 Class F Preferred Stock, par value $.001 per share ("Series 6 Preferred"), (ii) two warrants each to purchase 187,500 shares of Common Stock exercisable at $1.8125 per share, and (iii) one warrant to purchase 281,250 shares of Common Stock exercisable at $2.125 per share (collectively, the "RBB Series 6 Warrants"). The exchange was made in an exchange offer exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D as promulgated under the Securities Act. The terms of the Series
6 Preferred were the same as the terms of the Series 4 Preferred, except for the conversion rights of the Series 6 Preferred. The RBB Series 6 Warrants are for a term of three (3) years and may be exercised at any time from December 31, 1997, until June 9, 2000. The conversion price of the Series 6 Preferred is $1.8125 per share, unless the closing bid quotation of the Common Stock is lower than $2.50 in twenty (20) out of any thirty (30) consecutive trading days after March 1, 1998, in which case, the conversion price per share shall be the lesser of (A) the product of the average closing bid quotation for the five (5) trading days immediately preceding the conversion date multiplied by eighty percent (80%) or (B) $1.8125 with the minimum conversion price being $.75, which minimum will be eliminated from and after

September 6, 1998. The remaining terms of the Series 6 Preferred are substantially the same as the terms of the Series 4 Preferred. Further description of the terms of the Series 6 Preferred and the RBB Series 6 Warrants is incorporated herein by reference from page 42 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Effective February 28, 1998, the Company entered into an Exchange Agreement with RBB Bank (the "Second RBB Exchange Agreement"), which provided that the 2,500 shares of Series 6 Preferred were tendered to the Company in exchange for 2,500 of a newly-created Series 8 Class H Preferred Stock, par value $.001 per share ("Series 8 Preferred"). The exchange was made in an exchange offer exempt from registration pursuant to Section 3(a)(9) of the Securities Act, and/or Section 4(2) of the Securities Act and/or Regulation D as promulgated under the Securities Act. The Series 8 Preferred was issued to RBB Bank during July 1998.

       The rights under the Series 8 Preferred are the same as the rights under the Series 6 Preferred, except for the conversion price. The Series 8 Preferred is convertible at $1.8125 per share, except that, in the event the average closing bid price reported in the over-the-counter market, or the closing sale price if listed on a national securities exchange for the five (5) trading days prior to a particular date of conversion, shall be less than $2.50, the conversion price for only that particular conversion shall be the average of the closing bid quotations of the Common Stock as reported on the over-the-counter market, or the closing sale price if listed on a national securities exchange, for the five (5) trading days immediately proceeding the date of such particular conversion notice provided by the holder to the Company multiplied by 80%. Notwithstanding the foregoing, the conversion price shall not be less than a minimum of $.75 per share, which minimum shall be eliminated from and after September 6, 1998.

     The terms of the Series 8 Preferred has a liquidation preference over the Company's Common Stock equal to $1,000 consideration per outstanding share of Series 8 Preferred (the "Series 8 Liquidation Value"), plus an amount equal to all accrued and unpaid dividends. The Series 8 Preferred accrues dividends on a cumulative basis at a rate of four percent (4%) per annum of the Series 8 Liquidation Value ("Series 8 Dividend Rate"), and is payable semi-annually when and as declared by the Board of Directors. No dividends or other distributions may be paid or declared or set aside for payment on the Company's Common Stock until all accrued and unpaid dividends on all outstanding shares of Series 8 Preferred have been paid or set aside for payment. Dividends may be paid, at the option of the Company, in the form of cash or Common Stock of the Company. If the Company pays dividends in Common Stock, such is payable in the number of shares of Common Stock equal to the product of (a) the quotient of (i) the Series 8 Dividend Rate divided by (ii) the average of the closing bid quotation of the Common Stock as reported on the NASDAQ for the five trading days immediately prior to the date the dividend is declared, times (b) a fraction, the numerator of which is the number of days elapsed during the period for which the dividend is to be paid and the denominator of which is 365.

     Except for the exchange of the Series 6 Preferred for the Series 8 Preferred, the Second RBB Exchange Agreement does not terminate the First RBB Exchange Agreement. In addition, the RBB Series 6 Warrants were not affected by the Second RBB Exchange Agreement. The Company paid to RBB Bank the dividends on the Series 6 Preferred which accrued from the date of its issuance through February 28, 1998, the effective date of the Second RBB Exchange Agreement by issuing to RBB Bank 7,652 shares of Common Stock in payment of such accrued dividends. By letter dated
July 14, 1998, RBB Bank agreed to waive certain penalties regarding the Series 4 Preferred and Series 6 Preferred.

     (iii) On or about July 14, 1997, the Company issued to the Infinity Fund, L.P. ("Infinity"), 350 shares of newly-created Series 5 Class E Convertible Preferred Stock, par value $.001 per share ("Series 5 Preferred"), at a price of $1,000 per share, for an aggregate sales price of $350,000. The Series 5 Preferred is convertible into Common Stock at a conversion price per share of the lesser of (a) the product of the average closing bid quotation for the five trading days immediately preceding the conversion date multiplied by 80% or (b) $1.6875. The minimum conversion price is $.75, which minimum will be eliminated from and after September 6, 1998. Further description of the issuance of the Series 5

Preferred is incorporated herein by reference from pages 42 and 43 of the Company's Annual Report on Form 10-K for the year ended
December 31, 1997.

     Effective September 16, 1997, the Company entered into an Exchange Agreement with Infinity ("First Infinity Exchange Agreement") which provided that the 350 shares of Series 5 Preferred were tendered to the Company in exchange for (i) 350 shares of a newly created Series 7 Class G Preferred Stock, par value $.001 per share ("Series 7 Preferred"), and (ii) one Warrant to purchase up to 35,000 shares of Common Stock exercisable at $1.8125 per share ("Infinity Series 7 Warrant"). The Infinity Series 7 Warrant is for a term of three (3) years and may be exercised at any time after December 31, 1997, and until July 7, 2000. The conversion price of the Series 7 Preferred is $1.8125 per share, unless the closing bid quotation of the Common Stock is lower than $2.50 per share in twenty (20) out of any thirty (30) consecutive trading days after March 1, 1998, in which case, the conversion price per share shall be the lesser of (i) the product of the average closing bid quotation for the five (5) trading days immediately preceding the conversion date multiplied by eighty percent (80%) or (ii) $1.8125, with the minimum conversion price being $.75, which minimum will be eliminated from and after
September 6, 1998.   Further description of the issuance of the
Series 7 Preferred and the Infinity Series 7 Warrant is incorporated herein by reference from page 43 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Effective February 28, 1998, the Company entered into an Exchange Agreement with Infinity (the "Second Infinity Exchange Agreement"), which provided that the 350 shares of Series 7 Preferred were tendered to the Company in exchange for 350 shares of a newly-created Series 9 Class I Preferred Stock, par value $.001 per share ("Series 9 Preferred"). The exchange was made as an exchange offer pursuant to Section 3(a)(9) of the Securities Act, and/or Section 4(2) of the Securities Act and/or Registration D as promulgated under the Securities Act.

     The rights of the Series 9 Preferred are the same as the rights under the Series 7 Preferred, except for the conversion price. The conversion price for the Series 9 Preferred is $1.8125 per share, except that, in the event the average closing bid price of the Common Stock as reported in the over the counter market, or the closing sale price if listed on a national securities exchange, for the five (5) trading days prior to a particular date of conversion, shall be less than $2.50, the conversion price for only such particular conversion shall be the average of the closing bid quotations of the Common Stock as reported on the over the counter market, or the closing sale price if listed on a national securities exchange for the five (5) trading days immediately proceeding the date of such particular conversion notice provided by the holder to the Company multiplied by 80%. Notwithstanding the foregoing, the conversion price shall not be less than a minimum of $.75 per share, which minimum shall be eliminated from and after September 8, 1998.

     The Series 9 Preferred has a liquidation preference over the Company's Common Stock, par value $.001 per share ("Common Stock"), equal to $1,000 consideration per outstanding share of Series 9 Preferred (the "Series 9 Liquidation Value"), plus an amount equal to all unpaid dividends accrued thereon. The Series 9 Preferred accrues dividends on a cumulative basis at a rate of four percent (4%) per annum of the Series 9 Liquidation Value ("Series
9 Dividend Rate"). Dividends are payable semi-annually when and as declared by the Board of Directors. No dividends or other distributions may be paid or declared or set aside for payment on the Company's Common Stock until all accrued and unpaid dividends on all outstanding shares of Series 9 Preferred have been paid or set aside for payment. Dividends may be paid, at the option of the Company, in the form of cash or Common Stock of the Company. If the Company pays dividends in Common Stock, such are payable in the number of shares of Common Stock equal to the product of (a) the quotient of (i) the Series 9 Dividend Rate divided by (ii) the average of the closing bid quotation of the Common Stock as reported on the NASDAQ for the five trading days immediately prior to the date the dividend is declared, multiplied by (b) a fraction, the numerator of which is the number of days elapsed during the period for which the dividend is to be paid and the denominator of which is 365.

     Except for the exchange of the Series 7 Preferred for the Series 9 Preferred, the Second Infinity Exchange Agreement does not terminate the First Infinity Exchange Agreement. In addition, the Infinity Series 7 Warrants were not affected by the Second Infinity Exchange Agreement. The Company has paid Infinity the dividends on the Series 7 Preferred which accrued from the date of its issuance through February 28, 1998, the effective date of the Second Infinity Exchange Agreement, by issuing to Infinity 1,071 shares of Common Stock in payment of such accrued dividends.

     (iv) Pursuant to the terms of an Asset Purchase Agreement (the "Action Agreement"), effective as of April 1, 1998, by and among the Company's wholly-owned subsidiary Perma-Fix of Ft. Lauderdale, Inc., a Florida corporation ("PFFL") and Action Environmental Corp., a Florida corporation ("Action"), Lewis R. Goodman ("Goodman"), and Evelio Costa ("Costa"), the Company issued to Action 108,207 shares of Common Stock as consideration for the purchase by PFFL of all or substantially all of the assets of Action. The closing of the transaction occurred on April 15, 1998. The issuance of Common Stock pursuant to the Action Agreement was a private placement under Section 4(2) of the Securities Act and/or Rule 506 of Regulation D as promulgated under the Securities Act. In connection with the transaction, Goodman and Costa, the sole shareholders of Action ("Action Shareholders"), provided documentation to the Company representing, inter alia, as follows: (i) the Common Stock is being acquired for their own account, and not on behalf of any other persons; (ii) the Action Shareholders are acquiring the Common Stock to hold for investment, and not with a view to the resale or distribution of all or any part of the Common Stock, (iii) the Action Shareholders will not sell or otherwise transfer the Common Stock unless, in the opinion of counsel satisfactory to the Company, the transfer can be made without violating the registration provisions of the Securities Act and the rules and regulations promulgated thereunder; (iv) each Action Shareholder is an "accredited investor" as defined in Rule 501 of Regulation D as promulgated under the Securities Act (v) each Action Shareholder has such knowledge, sophistication and experience in financial and business matters that he is capable of evaluating the merits and risks of the acquisition of the Common Stock, (vi) the Action Shareholders fully understand the nature, scope and duration of the limitations on transfer of the Common Stock as contained in the Asset Purchase Agreement, (vii) the Action Shareholders can bear the economic risk of an investment in the Common Stock and can afford a complete loss of such investment,
(viii) the Action Shareholders had an adequate opportunity to ask questions and receive answers regarding the Company, and (ix) the Action Shareholders understand that stop transfer instructions will be given to the Company's transfer agent and the certificates for any of the shares of Common Stock received under the Action Agreement will bear a restrictive legend as to transferability.
The Company did not receive cash proceeds in consideration for the shares of Common Stock issued to Action. However, under the terms of the Action Agreement, the value of the consideration was considered to be $207,400.

     (v) On or about April 15, 1988, pursuant to the terms of a certain Consulting Agreement ("Consulting Agreement") entered into effective as of January 1, 1998, the Company issued 33,303 shares of Common Stock in payment of accrued earnings of $23,850 to Alfred
C. Warrington IV, an outside, independent consultant to the Company, as consideration for certain consulting services rendered to the Company by Warrington from 1995 through the end of 1997.
The issuance of Common Stock pursuant to the Consulting Agreement was a private placement under Section 4(2) of the Securities Act and/or Rule 506 of Regulation D as promulgated under the Securities Act. The Consulting Agreement provides that Warrington will be paid $1,000 per month of service to the Company, payable, at the option of Warrington (i) all in cash, (ii) sixty-five percent in shares of Common Stock and thirty-five percent in cash, or (iii) all in Common Stock. If Warrington elects to receive part or all of his compensation in Common Stock, such will be valued at seventy-five percent of its "Fair Market Value" (as defined in the Consulting Agreement). Warrington elected to receive all of his accrued compensation through the end of 1997 in Common Stock.

     Warrington represented and warranted in the Consulting Agreement, inter alia, as follows: (i) the Common Stock is being acquired for Warrington's own account, and not on behalf of any other persons; (ii) Warrington is acquiring the Common Stock to hold for investment, and not with a view to the resale or distribution of all or any part of the Common Stock; (iii) Warrington will not sell or otherwise transfer the Common Stock in the absence of an effective registration statement under the

Securities Act, or an opinion of counsel satisfactory to the Company, that the transfer can be made without violating the registration provisions of the Securities Act and the rules and regulations promulgated thereunder; (iv) Warrington is an "accredited investor" as defined in Rule 501 of Regulation D as promulgated under the Securities Act; (v) Warrington has such knowledge, sophistication and experience in financial and business matters that he is capable of evaluating the merits and risks of the acquisition of the Common Stock; (vi) Warrington fully understands the nature, scope and duration of the limitations on transfer of the Common Stock as contained in the Consulting Agreement, (vii) Warrington understands that a restrictive legend as to transferability will be placed upon the certificates for any of the shares of Common Stock received by Warrington under the Consulting Agreement and that stop transfer instructions will be given to the Company's transfer agent regarding such certificates.

     (vi) Pursuant to the terms of an Employment Agreement ("Employment Agreement") entered into as of the 7th day of April 1998, the Company issued 94,697 shares of Common Stock to Bernhardt
C. Warren, the Vice President of Nuclear Services of the Company and the Vice President and General Manager of Perma-Fix of Florida, Inc., a wholly-owned subsidiary of the Company, as a component of Warren's compensation. The Employment Agreement provides that within 30 days of the date of execution of the Employment Agreement, the Company was to deliver to Warren that number of shares of Common Stock having a fair market value of $167,500 based upon the average of the closing bid prices of the Common Stock for the five trading days prior to the date of execution of the Employment Agreement.

     The issuance to Warren pursuant to the terms of the Employment Agreement of 94,697 shares of Common Stock was made under Section 4(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act. Warren, an executive officer of the Company, represents and warrants in the Employment Agreement, inter alia, as follows: (i) the Common Stock is being acquired for Warren's own account, and not on behalf of any other persons; (ii) Warren is acquiring the Common Stock to hold for investment, and not with a view to the resale or distribution of all or any part of the Common Stock, (iii) Warren will not sell or otherwise transfer the Common Stock in the absence of an effective registration statement under the Securities Act and any applicable state securities laws, or an opinion of counsel satisfactory to the Company, that the transfer can be made without violating the registration provisions of the Securities Act and the rules and regulations promulgated thereunder; (iv) Warren has such knowledge, sophistication and experience in financial and business matters that he is capable of evaluating the merits and risks of the acquisition of the Common Stock; (v) Warren fully understands the nature, scope and duration of the limitations on transfer of the Common Stock as contained in the Employment Agreement, (vi) Warren understands that a restrictive legend as to transferability will be placed upon the certificates for any of the shares of Common Stock received by Warren under the Employment Agreement and that stop transfer instructions will be given to the Company's transfer agent regarding such certificates.

Item 4.   Submission of Matters to a Vote of Security Holders
          ___________________________________________________
     (a)   On May 20, 1998, the Company's Annual Meeting of
Stockholders was held.

     (c) A summary of the matters which were submitted to a vote of the Company's common stockholders, along with a tabulation of the results of such voting is as follows:

                                        NUMBER OF SHARES VOTED
                                      ___________________________
                                                        AGAINST
                                          FOR         OR WITHHELD
                                      ____________    ___________
PROPOSALS
1.  Election of Directors.

       Dr. Louis F. Centofanti        7,595,478         38,772

       Mark A. Zwecker                7,595,478         38,772

       Steve Gorlin                   7,595,478         38,772

       Jon Colin                      7,595,878         38,372


                                         FOR        AGAINST      ABSTAIN
                                     __________    _________    _________
2.  Ratification of Independent       7,577,838      17,450       38,962
    Public Accountants
    BDO Seidman, LLP.

3.  Approval of Fourth                7,191,696     334,470     108,084
    Amendment to Company's
    1992 Outside Directors
    Stock Option and
    Incentive Plan.

Item 5.   Other Information
          _________________
As set forth in the Company's Proxy Statement for its 1998 Annual
Meeting of Stockholders, stockholder proposals submitted to the
Company pursuant to Rule 14a-8 under the Securities Exchange Act of
1934, as amended (the "Exchange Act"), for inclusion in the
Company's proxy materials for its 1999 Annual Meeting of
Stockholders must be received by the Company no later than December
21, 1998.   Any stockholder proposal submitted with respect to the
Company's 1999 Annual Meeting of Stockholders which proposal is received by the Company after March 6, 1999 will be considered untimely for purposes of Rule 14a-4 and 14a-5 under the Exchange
Act and the Company may vote against such proposal using its discretionary voting authority as authorized by proxy.



Item 6.   Exhibits and Reports on Form 8-K
          _________________________________
     (a)  Exhibits
          ________
     3(i) Restated Certificate of Incorporation, as amended, and all Certificates of Designations.

     4.1  Private Securities Subscription Agreement, dated June 30,
          1998, between the Company and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 4.1 to the Company's Form 8-K dated June 30, 1998.

     4.2  Certificate of Designations of Series 10 Class J
          Convertible Preferred Stock, dated July 16, 1998, as incorporated by reference from Exhibit 3(i) above.

     4.3  Specimen copy of Certificate relating to the Series 10
          Class J Convertible Preferred Stock as incorporated by reference from Exhibit 4.3 to the Company's Form 8-K, dated June 30, 1998.

     4.4  Certificate of Designations of Series 8 Class H
          Convertible Preferred Stock as incorporated by reference from Exhibit 3(i) above.

     4.5  Specimen copy of Certificate relating to the Series 8
          Class H Convertible Preferred Stock.

     4.6  Certificate of Designations of Series 9 Class I
          Convertible Preferred Stock as incorporated by reference from Exhibit 3(i) above.

     4.7  Specimen copy of Certificate relating to the Series 9
          Class I Convertible Preferred Stock.

     10.1 Common Stock Purchase Warrant ($1.875) dated June 30,
          1998, between the Company and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 4.4 to the Company's Form 8-K, dated June 30, 1998.

     10.2 Common Stock Purchase Warrant ($2.50) dated June 30,
          1998, between the Company and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 4.5 to the Company's Form 8-K, dated June 30, 1998.

     10.3 Consulting Agreement dated effective June 30, 1998, between the Company and Liviakis Financial
          Communications, Inc. as incorporated by reference from
          Exhibit 4.6 to the Company's Form 8-K, dated June 30,
          1998.

     10.4 Common Stock Purchase Warrant effective June 30, 1998, between the Company and Liviakis Financial
          Communications, Inc. as incorporated by reference from
          Exhibit 4.7 to the Company's Form 8-K, dated June 30,
          1998.

     10.5 Common Stock Purchase Warrant effective June 30, 1998, between the Company and Robert B. Prag as incorporated by reference from Exhibit 4.8 to the Company's Form 8-K, dated June 30, 1998.


     10.6 Exchange Agreement dated as of April 30, 1998, to be considered effective as of February 28, 1998, between the Company and RBB Bank Aktiengesellschaft.

     10.7 Exchange Agreement dated as of April 30, 1998, to be considered effective as of February 28, 1998, between the Company and The Infinity Fund, L.P.

     10.8 Common Stock Purchase Warrant effective June 30, 1998, between the Company and JW Genesis Financial Corporation.

     10.9 Common Stock Purchase Warrant effective June 30, 1998, between the Company and Fontenoy Investments.

     10.10 Employment Agreement, dated April 7, 1998, and effective January 1, 1998, between the Company and Bernhardt Warren incorporated by reference from
           Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1998.

     10.11 Consulting Agreement, dated April 8, 1998, and effective January 1, 1998, between the Company and Alfred C. Warrington, IV.

     10.12 Letter from RBB Bank to the Company, dated July 14,
           1998.

     27    Financial Data Sheet

     99.1  Pages 41 through 43 from the Company's Annual Report on
           Form 10-K for the year ended December 31, 1997.

3.   Report on Form 8-K
          __________________
     A current report on Form 8-K (Item 5 - Other Events), dated June 30, 1998, reporting the issuance of (i) the newly-created Series 10 Preferred Stock and the RBB Series 10 Warrants to RBB Bank, (ii) the Liviakis Warrant to Liviakis, (iii) the Prag Warrant to Prag, (iv) the Genesis Warrant to Genesis, and (v) the Fontenoy Warrant to Fontenoy.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PERMA-FIX ENVIRONMENTAL
                              SERVICES, INC.


Date: August ___, 1998        By: /s/ Louis F. Centofanti
                                 ___________________________
                                 Chairman of the Board
                                 Chief Executive Officer


                              By: /s/ Richard T. Kelecy
                                 __________________________
                                 Richard T. Kelecy
                                 Chief Financial Officer

                          EXHIBIT INDEX



Exhibit                                                      Page
No.                      Description                          No.
______                   ___________                       ________

3(i)      Restated Certificate of Incorporation,
          as amended, and all Certificates of
          Designations.                                       35

4.1       Private Securities Subscription Agreement,
          dated June 30, 1998, between the Company
          and RBB Bank Aktiengesellschaft as incor-
          porated by reference from Exhibit 4.1 to
          the Company's Form 8-K dated June 30, 1998.          *

4.2       Certificate of Designations of Series 10
          Class J Convertible Preferred Stock, dated
          July 16, 1998, as incorporated by reference
          from Exhibit 3(i) above.                             *

4.3       Specimen copy of Certificate relating to the
          Series 10 Class J Convertible Preferred Stock
          as incorporated by reference from Exhibit 4.3
          to the Company's Form 8-K, dated June 30, 1998.      *

4.4       Certificate of Designations of Series 8
          Class H Convertible Preferred Stock as
          incorporated by reference from Exhibit 3(i)
          above.                                               *

4.5       Specimen copy of Certificate relating to the
          Series 8 Class H Convertible Preferred Stock.      178

4.6       Certificate of Designations of Series 9
          Class I Convertible Preferred Stock as
          incorporated by reference from Exhibit 3(i)
          above.                                               *

4.7       Specimen copy of Certificate relating to the
          Series 9 Class I Convertible Preferred Stock.      179

10.1      Common Stock Purchase Warrant ($1.875) dated
          June 30, 1998, between the Company and RBB
          Bank Aktiengesellschaft as incorporated by
          reference from Exhibit 4.4 to the Company's
          Form 8-K, dated June 30, 1998.                       *

10.2      Common Stock Purchase Warrant ($2.50) dated
          June 30, 1998, between the Company and RBB
          Bank Aktiengesellschaft as incorporated by
          reference from Exhibit 4.5 to the Company's
          Form 8-K, dated June 30, 1998.                       *

10.3      Consulting Agreement dated effective June 30,
          1998, between the Company and Liviakis Financial
          Communications, Inc. as incorporated by
          reference from Exhibit 4.6 to the Company's
          Form 8-K, dated June 30, 1998.                       *

10.4      Common Stock Purchase Warrant effective June 30,
          1998, between the Company and Liviakis Financial
          Communications, Inc. as incorporated by
          reference from Exhibit 4.7 to the Company's
          Form 8-K, dated June 30, 1998.                       *

10.5      Common Stock Purchase Warrant effective June 30,
          1998, between the Company and Robert B.
          Prag as incorporated by reference from Exhibit 4.8
          to the Company's Form 8-K, dated June 30, 1998.      *

10.6      Exchange Agreement dated as of April 30, 1998,
          to be considered effective as of February 28,
          1998, between the Company and RBB Bank
          Aktiengesellschaft.                                 180

10.7      Exchange Agreement dated as of April 30, 1998,
          to be considered effective as of February 28,
          1998, between the Company and The Infinity Fund,
          L.P.                                                200

10.8      Common Stock Purchase Warrant effective June 30,
          1998, between the Company and JW Genesis
          Financial Corporation.                               221

10.9      Common Stock Purchase Warrant effective June 30,
          1998, between the Company and Fontenoy Investments.  231

10.10     Employment Agreement, dated April 7, 1998, and
          effective January 1, 1998, between the Company
          and Bernhardt Warren incorporated by reference
          from Exhibit 10.1 to the Company's Form 10-Q
          for the quarter ended March 31, 1998.                 *

10.11     Consulting Agreement, dated April 8, 1998, and
          effective January 1, 1998, between the Company
          and Alfred C. Warrington, IV.                        241

10.12     Letter from RBB Bank to the Company, dated
          July 14, 1998.                                       248

27        Financial Data Sheet                                 249

99.1      Pages 41 through 43 from the Company's Annual
          Report on Form 10-K for the year ended December 31,
          1997.                                                250

*incorporated by reference

