Form 10-Q
period 1998-09-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 1998-11-16
CIK 891532

================================================================
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                      ______________________

                            Form 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended     September 30, 1998
                                         _______________________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

          Class                  Outstanding at November 12, 1998
          _____                  ________________________________
Common Stock, $.001 Par Value              12,270,093
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

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                              INDEX


                                                           Page No.
                                                           ________
PART I  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Consolidated Balance Sheets -
                   September 30, 1998 and
                   December 31, 1997. . . . . . . . . . . .   2

                 Consolidated Statements of Operations -
                   Three Months and Nine Months Ended
                   September 30, 1998 and 1997 . . . . . . .  4

                 Consolidated Statements of Cash Flows -
                   Nine Months Ended September 30, 1998
                   and 1997 . . . . . . . . . . . . . . . .   5

                 Consolidated Statements of Stockholder
                    Equity - September 30, 1998 and
                    December 31, 1997 . . . . . . . . . . .   6

                 Notes to Consolidated Financial
                   Statements . . . . . . . . . . . . . . .   7

         Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations . . . . . . . . . . . . . . 16

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings. . . . . . . . . . . . . 25

         Item 2.  Changes in Securities and Use of
                    Proceeds . . . . . . . . . . . . . . . . 25

         Item 5.  Other Information. . . . . . . . . . . . . 29

         Item 6.  Exhibits and Reports on Form 8-K . . . . . 32

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

     The results of operations for the nine months ended
September 30, 1998, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1998.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                      September 30,
(Amounts in Thousands,                   1998        December 31,
Except for Share Amounts)             (Unaudited)       1997
___________________________________________________________________
ASSETS
Current assets:
   Cash and cash equivalents              $     827     $    314
   Restricted cash equivalents
     and investments                            112          321
   Accounts receivable, net of
    allowance for doubtful accounts
    of $308 and $374, respectively            5,363        5,282
   Insurance claim receivable                     -        1,475
   Inventories                                  124          119
   Prepaid expenses                             745          567
   Other receivables                             15           70
   Assets of discontinued operations            471          587
                                          _________     ________
       Total current assets                   7,657        8,735

Property and equipment:
   Buildings and land                         5,714        5,533
   Equipment                                  8,822        7,689
   Vehicles                                   1,191        1,202
   Leasehold improvements                        16           16
   Office furniture and equipment               968        1,056
   Construction in progress                   1,351        1,052
                                          _________     ________
                                             18,062       16,548
   Less accumulated depreciation             (6,284)      (5,564)
                                          _________     ________
   Net property and equipment                11,778       10,984

Intangibles and other assets:
   Permits, net of accumulated amorti-
     zation of $1,021 and $831,
     respectively                             3,688        3,725
   Goodwill, net of accumulated amorti-
     zation of $706 and $580,
     respectively                             4,743        4,701
     Other assets                               540          425
                                           ________     ________
       Total assets                        $ 28,406     $ 28,570
                                           ========     ========

         The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

                                       September 30,
(Amounts in Thousands,                      1998       December 31,
Except for Share Amounts)               (Unaudited)       1997
___________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                       $   1,852    $  2,263
   Accrued expenses                           2,897       3,380
   Revolving loan and term note
     facility                                   625         614
   Current portion of long-term debt            269         254
   Current liabilities of discontinued
     operations                                 628       1,470
                                           _________     _______
      Total current liabilities               6,271       7,981

Environmental accruals                          405         525
Accrued closure costs                           856         831
Long-term debt, less current portion          2,119       3,997
Long-term liabilities of discontinued
  operations                                  2,839       3,042
                                           _________     _______
      Total long-term liabilities             6,219       8,395

Commitments and contingencies
   (see Note 4)                                  -           -

Stockholders' equity:
   Preferred Stock, $.001 par value;
     2,000,000 shares authorized,
     9,850 and 6,850 shares issued
     and outstanding, respectively               -           -
   Common Stock, $.001 par value;
     50,000,000 shares authorized,
     13,181,107 and 12,540,487 shares
     issued, including 920,000
     shares held as treasury stock               13          12
   Redeemable warrants                          140         140
   Additional paid-in capital                38,073      34,363
   Accumulated deficit                      (20,540)    (20,551)
                                            ________     _______
                                             17,686      13,964
   Less Common Stock in treasury at
      cost; 920,000 shares issued
      and outstanding                        (1,770)     (1,770)
                                            ________     _______
       Total stockholders' equity            15,916      12,194
                                            ________     _______
       Total liabilities and
         stockholders' equity              $ 28,406     $ 28,570
                                            ========     ========

          The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                           Three Months Ended
                                              September 30,
(Amounts in Thousands,                   __________________________
Except for Share Amounts)                   1998         1997*
___________________________________________________________________
Net revenues                               $  8,065     $ 6,921

Cost of goods sold                            5,292       4,630
                                           ________     ________
        Gross profit                          2,773       2,291

Selling, general and administrative
   expenses                                   1,708       1,347

Depreciation and amortization                   531         490
                                           ________     ________
        Income from operations                  534         454

Other income (expense):
   Interest income                               10          11
   Interest expense                             (95)        (71)
   Other                                         40         118
                                           ________     ________
        Net income from
          continuing operations                 489         512

Loss from discontinued operations                 -        (355)
                                           ________    _________
        Net income (loss)                       489         157

Preferred Stock dividends                       115          99
                                           ________    _________
        Net income (loss) applicable
          to Common Stock                  $    374   $      58
                                           ========    =========
            _________________________________________


Basic income (loss) per common share:
   Continuing operations                   $    0.3    $    .04
   Discontinued operations                        -        (.03)
                                           ________     ________
        Net income (loss) per share        $    .03    $    .01
                                           ========    =========

Diluted income (loss) per common share:
   Continuing operations                   $    0.2    $    .03
   Discontinued operations                        -        (.02)
                                           ________     ________

        Net income (loss) per share        $    .02    $    .01
                                           ========     ========
Basic weighted average common
  shares outstanding                         12,164       11,090
                                           ========     ========
Diluted weighted average common shares
  and dilutive securities outstanding        25,018       17,516
                                           ========     ========

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                            Nine Months Ended
                                              September 30,
(Amounts in Thousands,                   __________________________
Except for Share Amounts)                   1998         1997*
___________________________________________________________________
Net revenues                               $ 22,291     $19,368

Cost of goods sold                           15,317      13,492
                                           ________     ________
        Gross profit                          6,974       5,876

Selling, general and administrative
   expenses                                   4,942       4,072

Depreciation and amortization                 1,566       1,487
                                           ________     ________
        Income from operations                  466         317

Other income (expense):
   Interest income                               27          31
   Interest expense                            (364)       (331)
   Other                                        172          89
                                           ________     ________
        Net income from
          continuing operations                 301         106

Loss from discontinued operations                 -      (1,308)
                                           ________    _________
        Net income (loss)                       301      (1,202)

Preferred Stock dividends                       291         262
                                           ________    _________
        Net income (loss) applicable
          to Common Stock                  $     10   $  (1,464)
                                           ========    =========

            _________________________________________


Basic income (loss) per common share:
   Continuing operations                   $      -    $   (.01)
   Discontinued operations                        -        (.13)
                                           ________     ________

        Net income (loss) per share        $      -    $   (.14)
                                           ========     ========

Diluted income (loss) per common share:
   Continuing operations                   $      -    $   (.01)
   Discontinued operations                        -        (.13)
                                           ________     ________

        Net income (loss) per share        $      -    $   (.14)
                                           ========     ========

Basic weighted average common
  shares outstanding                         11,947      10,340
                                           ========     ========

Diluted weighted average common shares
  and dilutive securities outstanding        11,947      10,340
                                           ========     ========

*Amounts have been restated from that previously reported to reflect the discontinued operations at Perma-Fix of Memphis, Inc.
(See Note 2).

          The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                            Nine Months Ended
                                              September 30,
(Amounts in Thousands,                   __________________________
Except for Share Amounts)                     1998        1997*
___________________________________________________________________
Cash flows from operating activities:
    Net income from continuing
     operations                              $  301    $     106
    Adjustments to reconcile net loss
     to cash provided by operations:
    Depreciation and amortization             1,566        1,487
    Provision for bad debt and other
      reserves                                   30           52
    Gain on sale of plant, property
      and equipment                             (12)          (1)
    Changes in assets and liabilities,
      net of effects from business
      acquisitions:
    Accounts receivable                         (97)        (118)
    Prepaid expenses, inventories and
      other assets                            1,112          913
    Accounts payable and accrued expenses      (713)      (1,748)
                                            ________     ________
       Net cash provided by continuing
         operations                           2,187          691
                                            ________     ________
Net cash used by discontinued operations       (903)      (1,309)

Cash flows from investing activities:
    Purchases of property and equipment,
      net                                    (1,640)        (887)
    Proceeds from sale of plant,
      property and equipment                     14           46
    Change in restricted cash, net              196         (67)
    Net cash used by discontinued
      operations                                 (4)         (41)
                                           ________     _________
       Net cash used in investing
         activities                          (1,434)        (949)

Cash flows from financing activities:
    Repayments) of revolving loan
      and term note facility                 (2,028)      (1,097)
    Principal repayments on long-term debt     (186)        (645)
    Proceeds from issuance of stock           2,915        3,380
    Net cash used by discontinued
      operations                                (52)          (6)
                                           ________     ________
        Net cash provided by
         financing activities                   649        1,632

Increase in cash and cash equivalents           499           65

Cash and cash equivalents at beginning
   of period including discontinued
   operations of $12, and $8,
   respectively                                 326           45
                                           ________     ________
Cash and cash equivalents at end
   of period, including discontinued
   operations of ($2), and ($5),
   respectively                           $     825     $    110
                                           ========     ========

________________________________________________________________
Supplemental disclosure:
   Interest paid                           $    455     $    530
Non cash investing and financing
   activities:
   Issuance of Common Stock for services        230           68
   Long-term debt incurred for purchase
     of property                                330          256
   Issuance of stock for payment of
     dividends                                  359          314

*Amounts have been restated from that previously reported to reflect the discontinued operations at Perma-Fix of Memphis, Inc.
(see Note 2).

          The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(For the nine months ended September 30, 1998)

                                    Preferred Stock           Common Stock
Amounts in Thousands,              _________________        _________________
Except for Share Amounts           Shares     Amount        Shares     Amount
______________________________________________________________________________
Balance at December 31, 1997        6,850    $   -        12,540,487   $   12

Net income                              -        -                -         -
Issuance of Common Stock for
 Preferred Stock dividend               -        -          175,825         1
Issuance of Preferred Stock         3,000        -                -         -
Issuance of Common Stock
 for acquisition                        -        -          108,207         -
Issuance of stock for cash
 and services                           -        -          165,488         -
Exercise of warrants                    -        -          190,100         -
Option Exercise                         -        -            1,000         -
                                  _______    _______     __________    _______
Balance at September 30,
  1998                              9,850    $   -       13,181,107     $   13
                                  =======    =======     ==========     =======


                                                                  Common
                                   Additional                      Stock
                    Redeemable      Paid-In      Accumulated      Held in
                     Warrants       Capital       Deficit         Treasury
                    _________________________________________________________
                    $   140       $  34,363     $ (20,551)        $ (1,770)

                          -               -            11                -

                          -             358             -                -
                          -           2,653             -                -

                          -             207             -                -

                          -             263             -                -
                          -             228             -                -
                          -               1             -                -
                    ________       ________     __________        __________
                    $   140        $ 38,073     $ (20,540)        $  (1,770)
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

     The Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents. Cash equivalents at September 30, 1998, included overnight repurchase agreements in the approximate amount of $638,000.

     Basic income (loss) per share is computed by dividing net income, after deducting Preferred Stock dividends, by the weighted average number of common shares outstanding during each period.

     Diluted income per share is computed by dividing net income, before deduction of Preferred Stock dividends, by the weighted average number of common shares and potentially common shares outstanding during each period. Diluted income (loss) per share for the nine months ended September 30, 1997 and 1998 does not include Common Stock equivalents of 4,117,000 and 7,687,000 respectively as their effect would be anti-dilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 was adopted effective December 31, 1997.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. FAS 133 is effective for periods beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts. Accordingly, FAS 133 is not expected to affect the Company's financial statements.

     2.   Discontinued Operations
     _______________________
     On January 27, 1997, an explosion and resulting tank fire occurred at the Company's subsidiary, Perma-Fix of Memphis, Inc. ("PFM"), a hazardous waste storage, processing and blending facility, located in Memphis, Tennessee, which resulted in damage to certain hazardous waste storage tanks located on the facility and caused certain limited contamination at the facility. Such occurrence was caused by welding activity performed by employees of an independent contractor at or near the facility's hazardous waste tank farm contrary to instructions by PFM. The facility was non-operational from the date of this event until May 1997, at which time it began limited operations. Until the time of the incident, PFM operated as a permitted "fuel blending" facility and serviced a separate class of customers who generated specific waste streams, each identified by its waste code and specific characteristics.
As the Company's only such "fuel blending" facility, PFM was permitted to and capable of mixing certain hazardous liquid, semi-solid and solid waste in a vat which suspended the solids in order to pump the mixture into a tank. The tanks also contained mixing units which kept the solids suspended until the mixture could be off-loaded into tanker trucks. As a result of the damage to the tanks and processing equipment and the related cost to rebuild this operating unit, the Company decided to discontinue this line of business, which resulted in PFM's inability to service and retain the existing customer base. The existing customer base represented principally manufacturing and service companies whose operations generated certain semi-solid and solid permitted hazardous wastes, which as a result of permit and processing limitations could not be served by other Company facilities. The Company continues to pursue other markets or activities which may be performed at this facility given the permit limitations, capital requirements and development of a new line of business and related customer base. Upon evaluation of the above business decision, and given the loss of both the existing line of business and its related customer base, the Company reported the Memphis segment as a discontinued operation, pursuant to Paragraph 13 of APB 30.

     The fuel blending activities were discontinued on the date of the incident, January 27, 1997. All assets involved in the fuel blending activities that were not damaged beyond repair in the fire have subsequently been damaged as a result of the decontamination process. Accordingly, during the fourth quarter of 1997, the Company recorded a loss on disposal of discontinued operations of $3,053,000, which included $1,272,000 for impairment of certain assets and $1,781,000 for the establishment of certain closure liabilities.

     The net loss from discontinued PFM operations for the nine months ended September 30, 1998, was $378,000 and was recorded against the accrued closure cost estimate on the balance sheet.
The net loss for the nine months ended September 30, 1997, was $1,308,000 and is shown separately in the Consolidated Statements of Operations. The Company has restated the 1997 operating results to reflect these discontinued operations. The results of the discontinued PFM operations do not reflect management fees charged by the Company, but do include interest expense of $54,000 and $180,000 during the nine months ended September 30, 1998 and 1997, respectively, specifically identified to such operations as a result of such operations incurring debt under the Company's revolving and term loan credit facility. During March 1998, the Company received a settlement in the amount of $1,475,000 from its insurance carrier for the business interruption claim which was recorded as an insurance claim receivable at December 31, 1997. This settlement was recognized as a gain in 1997 and thereby reduced the net loss recorded for the discontinued PFM operations in 1997.

     Revenues of the discontinued PFM operations were $794,000 for the nine months ended September 30, 1998, and $1,514,000 for the nine months ended September 30, 1997. These revenues are not included in revenues as reported in the Consolidated Statements of Operation.

  Net assets and liabilities of the discontinued PFM operations at the nine months ended September 30, 1998, and December 31, 1997, in thousands of dollars, consisted of the following:

                                                 September 30,   December 31,
                                                    1998            1997
                                                 ___________    ___________
Assets of discontinued operations:
   Cash and cash equivalents                     $       (2)    $      12
   Restricted cash equivalents and investments          218           214
   Accounts receivable, net of allowance
     for doubtful accounts $101 and $105,
     respectively                                       241           333
   Prepaid expenses and other assets                     14            28
                                                  __________    _________
                                                 $      471     $     587
                                                  ==========    ==========

Current liabilities of discontinued operations:
   Accounts payable                               $     225     $    277
   Accrued expenses                                     134          259
   Accrued environmental costs                          227          835
   Current portion of long-term debt                     42           99
                                                   _________    _________
                                                   $    628     $  1,470
                                                   ========     =========

Long-term liabilities of discontinued operations:
   Long-term debt, less current portion            $     7      $     17
   Accrued environmental and closure costs           2,832         3,025
                                                   _______       ________
                                                   $ 2,839       $  3,042
                                                   =======       ========

     The accrued environmental and closure costs, as related to PFM, total $3,059,000 at September 30, 1998, which includes the Company's current closure cost estimate of approximately $700,000 for the complete cessation of operations and closure of the facility ("RCRA Closure") based upon guidelines of the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"). A majority of this liability relates to the discontinued fuel blending and tank farm operations and will be recognized over the next three years. Also included in this accrual is the Company's estimate of the cost to complete groundwater remediation at the site of approximately $916,000, the future operating losses as the Company discontinues its fuel blending operations and certain other contingent liabilities.

3.   Long-Term Debt
     ______________

     Long-term debt consists of the following at September 30, 1998, and December 31, 1997 (in thousands):

                                         September 30     December 31,
                                             1998             1997
                                         ______________    ___________
Revolving loan facility dated
   January 15, 1998, collateral-
   ized by eligible accounts
   receivables, subject to monthly
   borrowing base calculation,
   variable interest paid monthly
   at prime rate plus 1 3/4.              $       52       $    1,664

Term loan agreement dated January 15,
   1998, payable in monthly principal
   installments of $52, balance due
   in January 2001, variable interest
   paid monthly at prime rate plus
   1 3/4.                                      2,083           2,500

Mortgage note agreement payable in
   quarterly installments of $15,
   plus accrued interest at 10%.
   Balance due October 1998 secured
   by real property.                               -             61

Various capital lease and promissory
   note obligations, payable 1998 to
   2002, interest at rates ranging
   from 8.0% to 15.9%.                           878           640
                                              ______        _______
                                               3,013          4,865
Less current portion of revolving
   loan and term note facility                   625            614
Less current portion of long-term debt           269            254
                                             _______       ________
                                             $ 2,119       $  3,997
                                             =======       ========

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

     As of September 30, 1998, the borrowings under the Congress revolving loan facility totaled $52,000, with borrowing availability of approximately $3,538,000. The balance under the Congress term loan at September 30, 1998, was $2,083,000.

     During June 1998, the Company entered into a master security agreement and secured promissory note in the amount of approximately $317,000 for the purchase and financing of certain capital equipment at the Perma-Fix of Florida, Inc. facility. The term of the promissory note is for sixty (60) months, at a rate of 11.58% per annum and monthly installments of approximately $7,000.

     As further discussed in Note 2, the long-term debt associated with the discontinued PFM operation is excluded from the above and is recorded in the Liabilities of Discontinued Operations total.
The PFM debt obligations total $49,000, of which $42,000 is current.

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

Legal
     In the normal course of conducting its business, the Company is involved in various litigation. There has been no material changes in legal proceedings from those disclosed previously in the Company's Form 10-K for year ended December 31, 1997, except as disclosed below. The Company is not a party to any litigation or governmental proceeding which its management believes could result in any judgements or fines against it that would have a material adverse affect on the Company's financial position, liquidity or results of operations, other than as disclosed in the Company's Form 10-K.

     As previously disclosed in the Form 10-K, the Company received correspondence dated January 15, 1998 ("PRP Letter"), from the United States Environmental Protection Agency ("EPA") that it believes that PFM, a wholly owned subsidiary of the Company, is a potentially responsible party ("PRP"), as defined under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), regarding the remediation of the W. & R. Drum, Inc. ("Drum") site in Memphis, Tennessee, ("Drum Site"), primarily as a result of acts by a predecessor of PFM prior to the time PFM was acquired by the Company. In addition, the EPA has advised PFM that it has sent PRP letters to approximately 50 other PRPs as to the Drum Site. The PRP Letter estimated the remediation costs incurred by the EPA for the Drum Site to be approximately $1,400,000 as of November 30, 1997. The EPA has orally informed the Company that such remediation has been substantially completed as of such date, and that the EPA believes that PFM supplied a substantial amount of the drums at the Drum Site. During the second quarter of 1998, PFM and certain other PRPs began negotiating with the EPA regarding a potential settlement of the EPA's claims regarding the Drum Site and such negotiations are currently continuing. During the third quarter of 1998, the Company extended an offer of $225,000 ($150,000 payable at closing and the balance payable over a twelve month period) to settle any potential liability regarding the Drum Site. Based upon discussions with government officials, the Company believes the settlement offer will be accepted, however, no assurance can be made that the Company's current settlement offer will be accepted or that the Company will be able to settle its claims regarding the Drum Site in an amount and manner which the Company believes is
reasonable.   If PFM cannot reach a settlement which PFM believes
is reasonable, it will continue to vigorously defend against the EPA's demand regarding remediation costs of the Drum Site. If PFM is determined to be liable for a substantial portion of the remediation cost incurred by the EPA at the Drum Site, such could have a material adverse effect on the Company.

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

Discontinued Operations
     As previously discussed, the Company made the strategic decision in February 1998 to discontinue its fuel blending operations at the PFM facility. The Company has, based upon the best estimates available, recognized accrued environmental and closure costs in the aggregate amount of $3,059,000. This liability includes principally, the RCRA closure liability, the groundwater remediation liability, the potential additional site investigation and remedial activity which may arise as PFM proceeds with its closure activities and the Company's best estimate of the future operating losses as the Company discontinues its fuel blending operations and other contingent liabilities.

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

5.   Business Segment Information
     ____________________________
     The Company provides services through two business segments. The Waste Management Services segment, which provides on-and-off-site treatment, storage, processing and disposal of hazardous and non-hazardous industrial and commercial, mixed waste, and wastewater through its five treatment, storage and disposal facilities ("TSD facilities"); Perma-Fix Treatment Services, Inc. ("PFTS"), Perma-Fix of Dayton, Inc. ("PFD"), Perma-Fix of Ft. Lauderdale, Inc. ("PFFL"), Perma-Fix of Florida, Inc. ("PFF") and PFM. The Company has discontinued all fuel blending activities at its PFM facility, the principal business segment for this subsidiary prior to the January 1997 fire and explosion. PFM currently provides, on a limited basis, an off-site waste storage and transfer facility and continues to explore other new markets for utilization of this facility. The Company also provides through this segment: (i) on-site waste treatment services to convert certain types of characteristic hazardous wastes into non-hazardous waste; and (ii) the supply and management of non-hazardous and hazardous waste to be used by cement plants as a substitute fuel or raw material source.

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

     The Company's segments are not dependent upon a single customer, or a few customers, and the loss of any one or more of which would not have a material adverse effect on the Company's segment. During the nine months ended September 30, 1998 and 1997, the Company did not make sales to any single customer that in the aggregate amount represented more than ten percent (10%) of the Company's segment revenues.

     The table below shows certain financial information by the Company's segments for nine months ended September 30, 1998 and 1997 and excludes the results of operations of the discontinued operations. Income (loss) from operations includes revenues less operating costs and expenses. Marketing, general and administrative expenses of the corporate headquarters have not been allocated to the segments. Identifiable assets are those used in the operations of each business segment, including intangible assets and discontinued operations. Corporate assets are principally cash, cash equivalents and certain other assets.

                                Waste      Consulting  Corporate
                              Management  Engineering     and
(Dollars in thousand)          Services    Services      Other    Consolidated
_______________________________________________________________________________
1998
Net revenues from
   external customers         $ 19,102     $ 3,189     $     -       $ 22,291
Inter-company revenues             269         395           -            664
Interest income                     26           -           1             27
Interest expense                   308          39          17            364
Depreciation and
   amortization                  1,495          59          12          1,566
Income (Loss) from con-
   tinuing operations            1,320          91      (1,110)           301
Identifiable assets             11,080       1,845      15,481         28,406
Capital expenditures, net        1,916          12          42          1,970

1997
Net revenues from
   external customers        $ 15,776      $ 3,592    $     -        $ 19,368
Inter-company revenues            834          361          -           1,195
Interest income                    29            -          2              31
Interest expense                  278           20         33             331
Depreciation and
   amortization                 1,385           86         16           1,487
Income (Loss) from con-
   tinuing operations           1,055           33       (982)            106
Identifiable assets            16,211        2,225     12,879          31,315
Capital expenditures, net       1,122           21          -           1,143

6.   Stock Issuance
     ______________
     On or about June 30, 1998, the Company issued to RBB Bank Aktiengesellschaft, located in Graz, Austria ("RBB Bank"), 3,000 shares of newly-created Series 10 Class J Convertible Preferred Stock, par value $.001 per share ("Series 10 Preferred"), at a price of $1,000 per share, for an aggregate sales price of $3,000,000. The sale to RBB Bank was made in a private placement under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and/or Rule 506 of Regulation D under the Act, pursuant to the terms of a Subscription and Purchase Agreement, dated June 30, 1998 between the Company and RBB Bank ("Subscription Agreement"). The net proceeds of $2,768,000 from this private placement, after the deduction for certain fees and expenses, was received by the Company on July 14, 1998, and has been recorded as a Preferred Stock Receivable at June 30, 1998. The Company also accrued at June 30, 1998, approximately $115,000 for certain additional closing, legal and related expenses. The Series 10 Preferred has a liquidation preference over the Company's Common Stock, par value $.001 per share ("Common Stock"), equal to $1,000 consideration per outstanding share of Series 10 Preferred (the "Liquidation Value"), plus an amount equal to all unpaid and accrued dividends thereon. The Series 10 Preferred accrues dividends on a cumulative basis at a rate of four percent (4%) per annum of the Liquidation Value ("Dividend Rate"), and is payable semi-annually within ten (10) business days after each subsequent June 30 and December 31 (each a "Dividend Declaration Date"), and shall be payable in cash or shares of the Company's Common Stock at the Company's option. The first Dividend Declaration Date shall be December 31, 1998. No dividends or other distributions may be paid or declared or set aside for payment on the Company's Common Stock until all accrued and unpaid dividends on all outstanding shares of Series 10 Preferred have been paid or set aside for payment. Dividends may be paid, at the option of the Company, in the form of cash or Common Stock of the Company. If the Company pays dividends in Common Stock, such is payable in the number of shares of Common Stock equal to the product of (a) the quotient of (i) the Dividend Rate divided by (ii) the average of the closing bid quotation of the Common Stock as reported on the NASDAQ for the five trading days immediate prior to the date the dividend is declared, times (b) a fraction, the numerator of which is the number of days elapsed during the period for which the dividend is to be paid and the denominator of which is 365.

     The holder of the Series 10 Preferred may convert into Common Stock any or all of the Series 10 Preferred on and after 180 days after June 30, 1998 (December 28, 1998). The conversion price per outstanding share of Preferred Stock ("Conversion Price") is $1.875; except that if the average of the closing bid price per share of Common Stock quoted on the NASDAQ (or the closing bid price of the Common Stock as quoted on the national securities exchange if the Common Stock is not listed for trading on the NASDAQ but is listed for trading on a national securities exchange) for the five (5) trading days immediately prior to the particular date on which the holder notified the Company of a conversion ("Conversion Date") is less than $2.34, then the Conversion Price for that particular conversion shall be eighty percent (80 %) of the average of the closing bid price of the Common Stock on the NASDAQ (or if the Common Stock is not listed for trading on the NASDAQ but is listed for trading on a national securities exchange then eighty percent (80%) of the average of the closing bid price of the Common Stock on the national securities exchange) for the five (5) trading days immediately prior to the particular Conversion Date. As of June 30, 1998, the closing price of Common Stock on the NASDAQ was $1.875 per share.

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

    The Company utilized the proceeds received on the sale of Series 10 Preferred for working capital and to reduce the outstanding balance of its credit facilities, subject to the Company reborrowing under such credit facilities.

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

7.   Subsequent Events
     _________________
     During October 1998, the Company entered into a master security agreement and secured promissory note in the amount of approximately $207,000 for the purchase and financing of certain capital equipment at the Perma-Fix of Florida, Inc., Perma-Fix of Ft. Lauderdale, Inc. and Perma-Fix of Dayton, Inc. facilities. The term of the promissory note is for sixty (60) months, at a rate of 10.52% per annum and monthly installments of approximately $4,000.

     On October 14, 1998, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock from time to time in open market or privately negotiated transactions, in accordance with SEC Rule 10b-18. The repurchases will be at prevailing market prices. The Company will utilize its current working capital and available borrowings to acquire such shares.

     During November 1998, the Company signed a letter of intent ("Letter") with the shareholders of Chemical Conservation Corporation (Florida), Chemical Conversation of Georgia, Inc. (Collectively, "Chem-Con") and Chem-Met Services, Inc. ("Chem-Met") regarding a potential acquisition of Chem-Con and Chem-Met by the Company (the "Acquisition"). Chem-Con and Chem-Met generate, on a consolidated basis, approximately $24 million in revenue, resulting principally from the collection, treatment, and recycling of industrial and hazardous waste, including waste oils, water and miscellaneous solid waste. Chem-Met Services, Inc. treats and stabilizes inorganic wastes, Chemical Conservation Corporation runs a Part B-permitted transfer station that also serves as the base for the private trucking fleet, and Chemical Conservation of Georgia, Inc. recycles solvents and treats hazardous waste. Pursuant to the terms of the Letter, the aggregate purchase price for the Acquisition is to be approximately $7.4 million, payable in Common Stock of the Company based upon the closing price of the Common Stock on the NASDAQ for the five trading days preceding the closing date. The Company will also enter into a four (4) year consulting agreement with a certain executive manager of Chem-Con and Chem-Met in the approximate aggregate amount of $1.3 million. The Acquisition is subject to the ability of the parties to, among other things:

            * finalize definitive documents satisfactory to all parties;

            * qualify the Acquisition as a pooling of interest
              transaction, which means that the merged companies will be treated as if they had always been combined for accounting and financial reporting purposes;

            * resolve certain issues regarding real property used by
              Chem-Con and Chem-Met;

            * resolve and quantify certain potential environmental
              liabilities of Chem-Con and
              Chem-Met;

            * resolve certain tax treatment issues;

            * complete due diligence in a satisfactory manner; and

            * obtain approval of the Company's shareholders.

No assurance can be made that the Acquisition will occur.

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          PART I, ITEM 2

Forward-Looking Statements
     Certain statements contained with this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than statements of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. In addition, forward-looking statements contained herein relate to, among other things, (i) anticipated financial performance, (ii) ability to comply with the Company's general working capital requirements, (iii) ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and the Company's facility in Memphis, Tennessee, (iv) ability to remediate certain contaminated sites for projected amounts, (v) "Year 2000" computer issues, (vi) the government's acceptance of the Company's offer regarding settlement of claims involving the Drum Site (as defined), (vii) acquisition of Chem-Met and Chem-Con (as defined), (viii) the Oak Ridge Contracts (as defined), (ix) anticipated revenues from the Oak Ridge Contracts and completion of the scope of work with M&EC (as defined), and all other statements which are not statements of historical fact. While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to,
(i) general economic conditions, (ii) inability to maintain profitability, (iii) material reduction in revenues, (iv) inability to collect in a timely manner a material amount of receivables, (v) increased competitive pressures, (vi) the inability to maintain and obtain required permits and approvals to conduct operations, (vii) the inability to develop new and existing technologies in the conduct of operations, (viii) overcapacity in the environmental industry, (ix) discovery of additional contamination or expanded contamination at a certain Dayton, Ohio, property formerly leased by the Company or the Company's facility at Memphis, Tennessee, which would result in a material increase in remediation expenditures, (x) changes in federal, state and local laws and regulations, especially environmental regulations, or interpretation of such, (xi) potential increases in equipment, maintenance, operating or labor costs, (xii) management retention and development, (xiii) the requirement to use internally generated funds for purposes not presently anticipated, (xiv) inability to settle on reasonable terms certain claims made by the federal government against a certain subsidiary of the Company that is a potentially responsible party for clean up costs incurred by the government in remediating certain sites owned and operated by others and (xv) inability or failure to convert the computer systems of the Company's key suppliers, customers, creditors and financial services organizations, in order to be "Year 2000" compliant, (xvi) inability to complete acquisitions of Chem-Met and Chem-Con because of failure to comply with one or more of the conditions precedent to the acquisition, (xvii) inability of the Company and M&EC to finalize the scope of work documents relating to the Oak Ridge Contracts, (xviii) inability of the Company and M&EC to design and construct the required processing equipment in connection with the Oak Ridge Contracts, (xix) the actual volume of waste to be received under the Oak Ridge Contracts will not meet the expected totals as presented by the DOE (as defined), (xx) a determination that the amount of work to be performed by the Company under the Oak Ridge Contracts is less than anticipated, and
(xxi) the inability of the Company to perform the work assigned to it under the Oak Ridge Contracts in a profitable manner. The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations

     The table below should be used when reviewing management's discussion and analysis for the nine months ended September 30,
1998 and 1997:
                                       Three Months Ended
                                          September 30,
                               _________________________________
Consolidated                     1998      %       1997*     %
____________                   _______   _____   _______   _____
Net Revenues                   $ 8,065   100.0   $ 6,921   100.0
Cost of Goods Sold               5,292    65.6     4,630    66.9
                                ______   _____    ______   _____
  Gross Profit                   2,773    34.4     2,291    33.1

Selling, General &
  Administrative                 1,708    21.2     1,347    19.5
Depreciation/Amortization          531     6.6       490     7.1
                                ______   _____    ______   _____
 Income (Loss) from
  from Operations               $  534     6.6    $  454     6.5
                                ======   =====    ======   =====
Loss from discontinued
  Operations                    $    -       -    $ (355)   (5.1)
Interest Expense                   (95)   (1.2)      (71)   (1.0)
Preferred Stock Dividends         (115)   (1.4)      (99)   (1.4)
                                ======   ======    ======   =====


                                      Nine Months Ended
                                        September 30,
                               _________________________________
                                 1998      %       1997*     %
                               _______   _____   _______   _____
                               $22,291   100.0   $19,368   100.0
                                15,317    68.7    13,492    69.7
                                ______   _____    ______   _____
                                 6,974    31.3     5,876    30.3

                                 4,942    22.2     4,072    21.0
                                 1,566     7.0     1,487     7.7
                                ______   _____    ______   _____
                                $  466    (2.1)   $  317     1.6
                                ======   =====    ======   =====

                                $    -       -   $(1,308)   (6.8)
                                  (364)   (1.6)     (331)   (1.7)
                                  (291)   (1.3)     (262)   (1.4)
                                ======   =====    ======   =====

     * Amounts have been restated from that previously reported to reflect the discontinued operations at PFM (see Note
          2).

Summary   Three and Nine Months Ended September 30, 1998 and 1997
_________________________________________________________________
     The Company provides services through two business segments. The Waste Management Services segment is engaged in on-and off-site treatment, storage, disposal and processing of a wide variety of by-products and industrial, hazardous and mixed hazardous and low level radioactive wastes. This segment competes for materials and services with numerous regional and national competitors to provide comprehensive and cost-effective Waste Management Services to a wide variety of customers located throughout the continental United States. The Company operates and maintains facilities and businesses in the waste by-product brokerage, on-site treatment and stabilization, and off-site blending, treatment and disposal industries. The Company's Consulting Engineering segment provides a wide variety of environmental related consulting and engineering services to industry and government. Through the Company's wholly-owned subsidiaries in Tulsa, Oklahoma and St. Louis, Missouri, the Consulting Engineering segment provides oversight management of environmental restoration projects, air and soil sampling, compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities.

     Consolidated net revenues increased $1,144,000 for the quarter ended September 30, 1998, as compared to the quarter ended September 30, 1997. This increase of 16.5% is attributable to the Waste Management Services segment which experienced an increase in revenues of $1,278,000, partially offset by a decrease in revenues from the Consulting Engineering segment. The increase in the Waste Management Services segment is the result of the growth in the wastewater and mixed waste markets. The most significant increases occurred at the PFF facility, which recognized a $783,000 increase resulting principally from the completion of various mixed waste contracts, the PFTS facility, which recognized a $260,000 increase due to the increased processing capacities at this facility, and the PFFL facility, which recognized a $485,000 increase resulting principally from increased services within the cruise ship industry and other remedial contracts completed. Consolidated net revenues increased to $22,291,000 from $19,368,000 for the nine months ended September 30, 1998, as compared to the same nine months ended in

1997. This increase of $2,923,000, or 15.1%, is attributable to the Waste Management Services segment which experienced an increase in revenues of $3,325,000, partially offset by a decrease in revenues from the Consulting Engineering segment. The most significant increases occurred at the PFF facility which recognized a $1,422,000 increase resulting principally from the completion of various mixed waste contracts, the PFTS facility, which recognized an $837,000 increase due to the increased processing capacities at this deep-well wastewater disposal facility resulting from a recently completed upgrade, and the PFFL facility, which recognized a $725,000 increase resulting principally from growth in services within the cruise ship industry. This increase in the Waste Management Services segment was partially offset by a reduction of $403,000 in the Consulting Engineering segment. This Consulting Engineering reduction is principally a result of the completion of several larger contracts in 1997, which were not duplicated in 1998.

     Cost of goods sold for the Company increased $662,000, or 14.3%, for the quarter ended September 30, 1998, as compared to the quarter ended September 30, 1997. This consolidated increase in cost of goods sold reflects principally the increased disposal, transportation and operating costs corresponding to the 16.5% increase in revenues, as discussed above. The resulting gross profit for the quarter ended September 30, 1998, increased $482,000 to $2,773,000, which as a percentage of revenue is 34.4%, reflecting an increase over the 1997 percentage of revenue of 33.1%. Cost of goods sold for the Company increased $1,825,000 or 13.5% for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997. This consolidated increase in cost of goods sold reflects principally the increased disposal, transportation and operating costs, corresponding to the 15.1% increase in revenues, as discussed above. The resulting gross profit for the nine months ended September 30, 1998, increased $1,098,000 to $6,974,000, which as a percentage of revenue is 31.3%, reflecting an increase over the 1997 percentage of revenue of 30.3%.

     Selling, general and administrative expenses increased $361,000 or 26.8% for the quarter ended September 30, 1998, as compared to the quarter ended September 30, 1997. As a percentage of revenue, selling, general and administrative expense also increased to 21.2% for the quarter ended September 30, 1998, compared to 19.5% for the same period in 1997. Selling, general and administrative expenses increased $870,000, or 21.3%, for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997. As a percentage of revenue, selling, general and administrative expense also increased to 22.2% for the nine months ended September 30, 1998, compared to 21.0% for the same period in 1997. The increases for both the quarter and nine months ended September 30, 1998, reflects the increased expenses associated with the Company's additional sales and marketing efforts as it continues to refocus its business segments into new environmental markets, such as nuclear and mixed waste and the development of certain on-site wastewater services, and the additional administrative overhead associated with the Company's research and development efforts, all of which are expensed in the current period as incurred.

     Depreciation and amortization expense for the quarter ended September 30, 1998, reflects an increase of $41,000 as compared to the same quarter ended September 30, 1997. This increase is attributable to a depreciation increase of $23,000 due to capital improvements being introduced at the Company's transportation, storage and disposal ("TSD") facilities to improve efficiencies. Amortization expense reflects a total increase of $18,000 for the quarter ended September 30, 1998, as compared to the same quarter 1997 due to the increased amortization, resulting from new capitalized permitting costs. Depreciation and amortization expense for the nine months ended September 30, 1998, reflects an increase of $79,000 as compared to the nine months ended September 30, 1997. This increase is attributable to a depreciation expense increase of $49,000 due to the capital improvements being introduced at the Company's TSD facilities to improve efficiencies. Amortization expense reflects a total increase of $30,000 for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, due to the increased amortization, resulting from new capitalized permitting costs.

     Interest expense increased $24,000 for the quarter ended September 30, 1998, as compared to the corresponding period of 1997, and by $33,000 from the nine months ended September 30, 1998, as compared to the corresponding period of 1997. The increase in interest expense during 1998 reflects the additional interest as incurred on the Congress Financial Corporation (Florida) ("Congress") term loan, which as a result of the January 1998 refinancing of the Heller Financial and Ally Capital Corporation debt obligations was reloaded to an increased balance of $2.5 million. The Congress revolving loan balance and related interest expense reflected increases during the first six months of 1998, over the same period of 1997, which were partially offset by reduced revolving loan interest expense in the third quarter of 1998, resulting from the proceeds of the Series 10 Preferred in conjunction with improved operating cash flow. The Preferred Stock dividends increased $29,000 for the nine months ended September 30, 1998, as compared to the same period of 1997, to a total of $291,000. This increase is principally a result of the $26,000 of additional dividends incurred relative to the Series 10 Preferred, issued in July 1998. Also reflected in this increase is a full nine (9) months of dividends in 1998 for the Series 8 and Series 9 Preferred, as compared to three (3) months in 1997, partially offset by reduced dividends resulting from the conversion of 1500 shares of Series 3 Preferred during the period May through August of 1997.

Discontinued Operations
     On January 27, 1997, an explosion and resulting tank fire occurred at the PFM facility, a hazardous waste storage, processing and blending facility, which resulted in damage to certain hazardous waste storage tanks located on the facility and caused certain limited contamination at the facility. Such occurrence was caused by welding activity performed by employees of an independent contractor at or near the facility's hazardous waste tank farm contrary to instructions by PFM. The facility was non-operational from the date of this event until May 1997, at which time it began limited operations. Until the time of the incident, PFM operated as a permitted "fuel blending" facility and serviced a separate class of customers who generated specific waste streams, identified by its waste code and specific characteristics. As the Company's only such "fuel blending" facility, PFM was permitted to and capable of mixing certain hazardous liquid, semi-solid and solid waste in a vat which suspended the solids in order to pump the mixture into a tank. The tanks also contained mixing units which kept the solids suspended until the mixture could be off-loaded into tanker trucks. As a result of the damage to the tanks and processing equipment and the related cost to rebuild this operating unit, the Company decided to discontinue this line of business, which resulted in PFM's inability to service and retain the existing customer base. The existing customer base represented principally manufacturing and service companies whose operations generated certain semi-solid and solid permitted hazardous wastes, which as a result of permit and processing limitations could not be served by other Company facilities. The Company continues to pursue other markets or activities which may be performed at this facility given the permit limitations, capital requirements and development of a new line of business and related customer base. Upon evaluation of the above business decision, and given the loss of both the existing line of business and its related customer base, the Company reported the Memphis segment as a discontinued operation, pursuant to Paragraph 13 of APB 30.

     The fuel blending activities were discontinued on the date of the incident, January 27, 1997. All assets involved in the fuel blending activities that were not damaged beyond repair in the fire have subsequently been damaged as a result of the decontamination process. Accordingly, during the fourth quarter of 1997, the Company recorded a loss on disposal of discontinued operations of $3,053,000, which included $1,272,000 for impairment of certain assets and $1,781,000 for the establishment of certain closure liabilities.

     The net loss from discontinued PFM operations for the nine months ended September 30, 1998, was $378,000 and was recorded against the accrued closure cost estimate on the balance sheet. The net loss for the nine months ended September 30, 1997, was $1,308,000 and is shown separately in the Consolidated Statements of Operations. The Company has restated the 1997 operating results to reflect this discontinued operations. The results of the discontinued PFM operations do not reflect management fees charged by the Company, but do include interest expense of $54,000 and $180,000 during the nine months ended September 30, 1998 and 1997, respectively, specifically identified to such operations as a result of such operations actual incurred debt under the Corporation's revolving and term loan credit facility. During March of 1998, the Company received a settlement in the amount of $1,475,000 from its insurance carrier for the business interruption claim. This settlement was recognized as a gain in 1997 and thereby reducing the net loss recorded for the discontinued PFM operations in 1997. Revenues of the discontinued PFM operations were $794,000 for the nine months ended September 30, 1998, and $1,514,000 for the nine months ended September 30, 1997. These revenues are not included in revenues as reported in the Consolidated Statements of Operation.

Liquidity and Capital Resources of the Company
     At September 30, 1998, the Company had cash and cash equivalents of $825,000, including ($2,000) from discontinued operations. This cash and cash equivalents total reflects an increase of $499,000 from December 31, 1997, as a result of net cash provided by continuing operations of $2,187,000 (including the PFM insurance settlement of $1,475,000), offset by cash used by discontinued operation of $903,000, cash used in investing activities of $1,434,000 (principally purchases of equipment, net totaling $1,640,000) and cash provided by financing activities of $649,000 (principally proceeds from the issuance of stock partially offset by the repayment of the Company's credit facilities). Accounts receivable, net of allowances for continuing operations, totaled $5,363,000, an increase of $81,000 over the December 31, 1997, balance of $5,282,000, which principally reflects the impact of increased sales during the third quarter of 1998.

     During fiscal year 1997 and 1998 there were numerous events, many of which were precipitated by the Company, which served to increase the Company's liquidity on a short term and long term basis. During 1997, the Company and certain of its subsidiaries
(i) sold non productive assets in the amount of $245,000. (ii) entered into and received business interruption insurance proceeds for Ft. Lauderdale facility in the amount of $231,000, (iii) issued Common Stock pursuant to certain stock purchase agreements and warrant and option exercises which yielded $751,000, (iv) issued two (2) Series of Preferred Stock for $2,850,000, (v) received insurance proceeds of $422,000 as a result of the fire and explosion at PFM; and (vi) issued $378,000 of Common Stock for outstanding debts.

     As detailed below, during 1998 the Company entered into the Loan Agreement with Congress, pursuant to which (i) the previous loan arrangements with Heller Financial Corporation ("Heller") and Ally Capital Corporation ("Ally") were replaced, (ii) the then existing loan covenant violations of the Company under the Heller and Ally loan arrangements were eliminated, and (iii) the Company received increased lending availability. During 1998, the Company also received insurance proceeds related to the fire and explosion at PFM in the amount of $1,475,000, issued the Series 10 Preferred for $3,000,000, and issued $588,863 of Common Stock for outstanding debts.

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

     The proceeds of the Agreement were utilized to repay in full on January 15, 1998, the outstanding balance of $3,115,000 under the Heller Loan and Security Agreement which was comprised of a revolving loan and term loan, and to repay the outstanding balance of $624,000 under the Ally Equipment Financing Agreements. The Company had borrowing availability under the Congress Agreement of approximately $1,500,000 as of the date of closing, based on 80% of eligible accounts receivable accounts. The Company recorded the December 31, 1997, Heller and Ally debt balances as though the Congress transaction had been closed as of December 31, 1997. As a result of this transaction, and the repayment of the Heller and Ally debt, the combined monthly debt payments were reduced from approximately $104,000 per month to $52,000 per month. As of September 30, 1998, the borrowings under the Congress revolving loan facility totaled $52,000, with borrowing availability of approximately $3,538,000 based on the amount of outstanding eligible accounts receivable as of September 30, 1998. The balance under the Congress term loan at September 30, 1998, was $2,083,000.

     At September 30, 1998, the Company had $3,013,000 in aggregate principal amounts of outstanding debt, related to continuing operations, as compared to $4,865,000 at December 31, 1997. This decrease in outstanding debt of $1,852,000 principally reflects the decreased borrowings under the Company's revolving credit facility ($2,028,000) resulting from cash provided by continuing operations and cash proceeds from the Series 10 Preferred, and the new equipment financing at the Perma-Fix of Florida, Inc. facility ($317,000), partially offset by the scheduled principal repayments on the Company's other credit agreements.

     As of September 30, 1998, the Company had $49,000 in aggregate principal amounts of outstanding debt related to PFM discontinued operations, of which $42,000 is classified as current.

     As of September 30, 1998, total consolidated accounts payable for continuing operations of the Company was $1,852,000, a reduction of $411,000 from the December 31, 1997, balance of $2,263,000.

     The Company's net purchases of new capital equipment for continuing operations for the nine month period ended September 30, 1998, totaled approximately $1,970,000, including $330,000 of financed purchases.
These expenditures were for expansion and improvements to the operations principally within the Waste Management segment. These capital expenditures were principally funded by the $1,475,000 PFM insurance settlement, utilization of the Company's revolving credit facility, internally generated funds, and other lease financing. The Company had budgeted capital expenditures of $1,950,000 for 1998, subsequently increase to a level of approximately $2,100,000 which includes completion of certain current projects, as well as other identified capital and permit compliance purchases, excluding environmental contingencies as discussed below. The Company anticipates funding the remainder of its 1998 capital expenditures by a combination of lease financing with lenders other than the equipment financing arrangement discussed above, proceeds from the Series 10 Preferred Stock, and/or internally generated funds.

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

     With the issuance of the Series 10 Preferred, the Company has outstanding 9,850 shares of Preferred Stock, with each share having a liquidation preference of $1,000 ("Liquidation Value"). Annual dividends on the Preferred Stock ranges from 4% to 6% of the Liquidation Value, depending upon the Series. Dividends on the Preferred Stock are cumulative, and are payable, if and when declared by the Company's Board of Directors, on a semi-annual basis. Dividends on the outstanding Preferred Stock may be paid at the option of the Company, if declared by the Board of Directors, in cash or in the shares of the Company's Common Stock as described under Note 6 of the Consolidated Financial Statements and Item 2 of
Part II hereof. The accrued dividends for the period from January 1, 1998, through June 30, 1998, on the then outstanding shares of the Company's Preferred Stock in the amount of approximately $176,000 were paid in July 1998, by the Company issuing 90,609 shares of the Company's Common Stock. It is the present intention of the Company to pay any dividends declared by the Company's Board of Directors on its outstanding shares of Preferred Stock in Common Stock of the Company.

     As of September 30, 1998, there are certain events, which may have a material impact on the Company's liquidity on a short-term basis. The Company's Board of Directors has authorized the repurchase of up to 500,000 share of the Company's Common Stock from time to time in the open market or privately negotiated transactions, in accordance with SEC Rule 106-18, which if such shares were purchased as of the date of the report would result in the expenditure of approximately $1.0 million in cash, (ii) extended an offer of $225,000 (payable $150,000 at closing and $75,000 over a twelve month period) to settle any potential liability regarding the Drum Site as discussed below, and (iii) signed a letter of intent regarding potential acquisitions as further discussed in Note 7 to the Notes to Consolidated Financial Statements. In conjunction with this proposed acquisition, the Company would fund certain closing costs and accrued liabilities in amounts yet to be determined. The Company anticipates funding these activities from cash provided by continuing operations and borrowings under the Company's revolving credit facility.

     The working capital position of the Company at September 30, 1998, was $1,386,000, as compared to $754,000 at December 31, 1997, which reflects an increase of $632,000 during this first nine months of 1998. This increased working capital position is principally a result of the Series 10 Preferred equity proceeds received in July 1998 and the cash contributions provided by the continuing operations, partially offset by the fact that the Company reduced its current liabilities during the first nine months of 1998 by approximately $1,710,000. The Company also reduced its long-term liabilities by $2,176,000, to a balance of $6,219,000 at September 30, 1998.

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

     In addition to budgeted capital expenditures of $2,100,000 for 1998 at the TSD facilities of the Company, which are necessary to maintain permit compliance and improve operations, the Company has also budgeted for 1998 an additional $1,045,000 in environmental expenditures to comply with federal, state and local regulations in connection with remediation of two locations. One location owned by PFM and the other location leased by a predecessor of another subsidiary of the Company. The Company has estimated the expenditures for 1998 to be approximately $210,000 at the site leased by a predecessor of a subsidiary of the Company and $835,000 at the PFM location. Additional funds will be required for the next five to ten years to properly investigate and remediate these sites. The Company expects to fund these expenses to remediate these two sites from funds generated internally.

     In addition the Company's subsidiary, PFM, has been notified by the United States Environmental Protection Agency ("EPA") that it believes that PFM is a PRP regarding the remediation of a drum reconditioning facility in Memphis, Tennessee, owned by others ("Drum Site"), primarily as a result of activities by PFM prior to the date that the Company acquired PFM in December 1993. The EPA has advised PFM that it has spent approximately $1.4 million to remediate the Drum Site, and that the EPA has sent PRP letters to approximately 50 other PRPs regarding the Drum Site in addition to PFM. The EPA has further advised that it believes that PFM supplied a substantial amount of drums to the Drum Site. The Company is currently negotiating with the EPA regarding the possibility of settling the EPA's claims against PFM as to the Drum Site. During the third quarter of 1998, the Company extended an offer of $225,000 (payable $150,000 at closing and the balance over a twelve month period) to settle any potential liability regarding the Drum Site. Based upon discussions with government officials, the Company believes the settlement offer will be accepted, however, no assurance can be made that the Company's current settlement offer will be accepted or that the Company will be able to settle its claims regarding the Drum Site in an amount and manner which the Company believes is reasonable. If PFM is unable to settle such claims by the EPA and PFM is determined to be liable for all or a substantial portion of the remediation costs incurred by the EPA at the Drum Site, such could have a material adverse effect on the Company.

Year 2000 Issues
     The staff of the Securities and Exchange Commission has indicated that each public company should discuss its "Year 2000" issues. The Year 2000 problem arises because many computer systems were designed to identify a year using only two digits, instead of four digits, in order to converse memory and other resources. For instance, "1997" would be held in the memory of a computer as "97."

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

     The Company has conducted a review of its computer systems to identify the systems which it anticipated could be affected by the Year 2000 issue, and the Company believes that all such systems were already, or have been converted to be, Year 2000 complaint. Such conversion, when required, did not entail material expenditures by the Company. Pursuant to the Company's Year 2000 planning, the Company has requested information regarding the computer systems of its key suppliers, customers, creditors, and financial service organizations and has been informed that they are substantially Year 2000 compliant. There can be no assurance, however, that such key organizations are actually Year 2000 complaint and that the Year 2000 issue will not adversely affect the Company's financial position or results of operations. The Company believes that its expenditures in addressing its Year 2000 issues will not have a material adverse effect on the Company's financial position or results of operations.

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                   PART II - Other Information

Item 1.   Legal Proceedings
          _________________

     There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the year ended December 31, 1997. As previously disclosed in such Form 10-K, the Company received correspondence dated January 15, 1998 ("PRP Letter"), from the United States Environmental Protection Agency ("EPA") that it believes that PFM, a wholly owned subsidiary of the Company is a potentially responsible party ("PRP"), as defined under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), regarding the remediation of the
W. & R. Drum, Inc. ("Drum") site in Memphis, Tennessee, ("Drum Site"), primarily as a result of acts by a predecessor of PFM prior to the time PFM was acquired by the Company. In addition, the EPA has advised PFM that it has sent PRP letters to approximately 50 other PRPs as to the Drum Site. The PRP Letter estimated the remediation costs incurred by the EPA for the Drum Site to be approximately $1,400,000 as of November 30, 1997. The EPA has orally informed the Company that such remediation has been substantially completed as of such date, and that the EPA believes that PFM supplied a substantial amount of the drums at the Drum Site. During the second quarter of 1998, PFM and certain other PRPs began negotiating with the EPA regarding a potential settlement of the EPA's claims regarding the Drum Site and such negotiations are currently continuing. During the third quarter of 1998, the Company extended an offer of $225,000 (payable $150,000 at closing and the balance over a twelve month period) to settle any potential liability regarding the Drum Site. Based upon discussions with government officials, the Company believes the settlement offer will be accepted, however, no assurance can be made that the Company's current settlement offer will be accepted or that the Company will be able to settle its claims regarding the Drum Site in an amount and manner which the Company believes is
reasonable.   If PFM cannot reach a settlement which PFM believes
is reasonable, it will continue to vigorously defend against the EPA's demand regarding remediation costs of the Drum Site. If PFM is determined to be liable for a substantial portion of the remediation cost incurred by the EPA at the Drum Site, such could have a material adverse effect on the Company.

Item 2.   Changes in Securities and Use of Proceeds
          _________________________________________

     During the quarter ended September 30, 1998, the Company sold or entered into an agreement to sell, equity securities that were not registered under the Securities Act of 1933, as amended
("Securities Act") as follows:

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

     (ii) On or about September 10, 1988, pursuant to the terms of a certain Consulting Agreement ("Consulting Agreement") entered into effective as of January 1, 1998, the Company issued 2,170 shares of Common Stock in payment of accrued earnings of $3,000 to Alfred C. Warrington IV, an outside, independent consultant to the Company, as consideration for certain consulting services rendered to the Company by Warrington from April through June 1998. The issuance of Common Stock pursuant to the Consulting Agreement was a private placement under Section 4(2) of the Securities Act and/or Rule 506 of Regulation D as promulgated under the Securities Act. The Consulting Agreement provides that Warrington will be paid $1,000 per month of service to the Company, payable, at the option of Warrington (i) all in cash, (ii) sixty-five percent in shares of Common Stock and thirty-five percent in cash, or (iii) all in Common Stock. If Warrington elects to receive part or all of his compensation in Common Stock, such will be valued at seventy-five percent of its "Fair Market Value" (as defined in the Consulting Agreement). Warrington elected to receive all of his accrued compensation through the end of 1997 in Common Stock.

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

     (iii) On or about each of July 20, 1998, and August 27, 1998, Joseph C. Canouse ("Canouse") purchased 30,000 shares each of Common Stock for $21,900 or an aggregate of 60,000 shares for $43,800. These shares were purchased pursuant to the terms of a certain warrant ("Carey Warrant") which had been originally issued to J.P. Carey Enterprises, Inc., a provider of investment banking services to the Company ("Carey"), allowing the purchase of 195,000 shares of Common Stock for $0.73 per share and which was partially assigned on January 5, 1998, to Canouse, a shareholder of Carey. The issuance to Carey was described in a Form D which was filed with the Securities and Exchange Commission ("SEC") under Rule 506 on August 3, 1996.

     The shares of Common Stock were issued to Canouse in a private placement under Section 4(2) of the Act as Canouse had access to the same kind of information which would be included in a registration statement and is a highly sophisticated investor. The shares issued to Canouse are restricted shares which were issued with a restrictive legend, however, such shares are covered by an effective registration statement on Form S-3, No. 333-14513 ("1996 Registration Statement"), filed with the SEC, effective November 13, 1996, registering for reoffer or resale from time to time certain shares of Common Stock including the 195,000 shares of Common Stock, to be issued from time to time upon exercise of the Carey Warrant.

     On January 29, 1998, a Third Supplement to the Prospectus dated November 13, 1996, ("Third Supplement") was flied with the SEC, which Third Supplement described, among other things, the assignment of a portion of the Carey Warrant to Canouse. The Third Supplement also served to supplement and amend the Selling Security Holders by, among other things, (i) adding Canouse as a Selling Shareholder; and (ii) adjusting the offering information applicable to Carey, to account for the assignment by Carey of the Carey Warrant.

     (iv) On or about July 15, 1998, and July 31, 1998, Dionysus Limited ("Dionysus"), an Isle of Man corporation, which has since changed its name to Fontenoy Investments Limited. purchased, 48,800 and 3,000 shares of Common Stock, respectively, or an aggregate of 51,800 shares for an aggregate of $88,060. These shares were purchased pursuant to the terms of a certain warrant ("Dionysus Warrant") issued to Dionysus in connection with a private placement allowing the purchase of 100,000 shares of Common Stock for $1.70 per share. The issuance of the Dionysus Warrant was described in a Form D which was filed with the SEC under Rule 506 on July 16, 1998.

     The shares of Common Stock were issued to Dionysus in a private placement under Section 4(2) of the Act as Dionysus had access to the same kind of information which would be included in a registration statement and is a highly sophisticated investor. The shares issued to Dionysus are restricted shares which were issued with a restricted legend and such shares are addressed in a registration statement on Form S-3, No. 333-43149 ("Registration Statement"), which has been filed with the SEC, but which has not been declared effective.

     On or about July 15, 1998, Dionysus also purchased 38,300 shares of Common Stock for $57,450 pursuant to the terms of a certain warrant ("Charles Warrant") which was originally issued to JW Charles Financial Services, Inc. ("Charles"), which at the time was a provider of investment banking services to the Company. The Charles Warrant allowed the purchase of 450,000 shares of Common Stock for $1.50 per share. On or about July 13, 1997, a portion of the Charles Warrant was assigned to a principal of Charles, Paul T. Mannion ("Mannion") and effective August 5, 1997, Mannion assigned his entire portion of the Charles Warrant to Dionysus. The issuance to Charles was described in a Form D which was filed with the SEC under Rule 506 on August 3, 1996.

     The shares of Common Stock were issued to Dionysus in a private placement under Section 4(2) of the Act as Dionysus had access to the same kind of information which would be included in a registration statement and is a highly sophisticated investor. The shares issued to Dionysus under the Charles Warrant are restricted shares which were issued with a restrictive legend, however, such shares are covered by the 1996 Registration Statement, which registered for reoffer or resale from time to time up to 7,450,000 shares of Common Stock including the 450,000 shares of Common Stock, to be issued from time to time upon exercise of the Charles Warrant.

     On June 27, 1997, a Supplement to the Prospectus contained within the 1996 Registration Statement. ("First Supplement") was filed with the SEC, which First Supplement described, among other things, the assignment of the portion of the Charles Warrant to Mannion. The First Supplement also served to supplement and amend the Selling Security Holders table set forth at page 21 of the Prospectus by (i) adding as a Selling Stockholder each assignee of a portion of the Charles Warrant who was not previously listed as a Selling Stockholder, and (ii) adjusting the offering information applicable to Charles, to account for the assignment by Charles of the Charles Warrant.

     On September 26, 1997, a Second Supplement to the Prospectus contained within the 1996 Registration Statement ("Second Supplement") was filed with the SEC, which Second Supplement described, among other things, the assignment of the Mannion Warrant to Dionysus. The Second Supplement also served to supplement and amend the Selling Security Holders table set forth at page 21 of the Prospectus by, among other things, (i) adding Dionysus as a Selling Shareholder, and (ii) adjusting the offering information applicable to Mannion to account for his assignment of the Mannion Warrant to Dionysus.

Item 5.   Other Information
          _________________

Possible Acquisition
     During November 1998, the Company signed a letter of intent ("Letter") with the shareholders of Chemical Conservation Corporation (Florida), Chemical Conversation of Georgia, Inc. (Collectively, "Chem-Con") and Chem-Met Services, Inc. ("Chem-Met") regarding a potential acquisition of Chem-Con and Chem-Met by the Company (the "Acquisition"). Chem-Con and Chem-Met generate, on a consolidated basis, approximately $24 million in revenue, resulting principally from the collection, treatment, and recycling of industrial and hazardous waste, including waste oils, water and miscellaneous solid waste. Chem-Met Services, Inc. treats and stabilizes inorganic wastes, Chemical Conservation Corporation runs a Part B-permitted transfer station that also serves as the base for the private trucking fleet, and Chemical Conservation of Georgia, Inc. recycles solvents and treats hazardous waste. Pursuant to the terms of the Letter, the aggregate purchase price for the Acquisition is to be approximately $7.4 million, payable in Common Stock based upon the closing price of the Common Stock on the NASDAQ for the five trading days preceding the closing date. The Company will also enter into a four (4) year consulting agreement with a certain executive manager of Chem-Con and Chem-Met in the approximate aggregate amount of $1.3 million. The Acquisition is subject to the ability of the parties to, among other things:

     * finalize definitive documents satisfactory to all parties;

     * qualify the Acquisition as a pooling of interest transaction, which means that the merged companies will be treated as if they had always been combined for accounting and financial reporting purposes;

     * resolve certain issues regarding real property used by Chem-Con and Chem-Met;

     * resolve and quantify certain potential environmental liabilities of Chem-Con and Chem-Met;

     *    resolve certain tax treatment issues;

     *    complete due diligence in a satisfactory manner; and

     *    obtain approval of the Company's shareholders.

No assurance can be made that the Acquisition will occur.

Common Stock Repurchase
     On October 14, 1998, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock from time to time in open market or privately negotiated transactions, in accordance with SEC Rule 10b-18. The repurchases will be at prevailing market prices and subject to approval by Company's lender. The Company will utilize its current working capital and available borrowings to acquire such shares. The Company also announced that certain Directors and Officers may be acquiring additional shares in open market transaction, pursuant to SEC Rule 10b-18.

Oak Ridge System Contract Award
     The Company and East Tennessee Materials and Energy Corp. ("M&EC") entered into a teaming agreement ("M&EC Contract") pursuant to which the Company and M&EC agreed to act as a team in the performance of certain contracts that either the Company or M&EC may obtain from customers of the U.S. Department of Energy ("DOE") regarding treatment and disposal of certain types of radioactive, hazardous or mixed waste (waste containing both hazardous and low level radioactive waste) at DOE facilities. The teaming agreement provides that if either M&EC or the Company is issued a contract that comes under the teaming agreement, then the Company and M&EC must complete a scope of work regarding the work each party is to perform under such contract. If the parties are unable to finalize a scope of work, the party receiving the contract may complete the contract without the other party to the teaming agreement. In connection with proposals relating to the treatment and disposal of organic contaminated mixed waste at DOE's Oak Ridge, Tennessee, system ("Oak Ridge"), M&EC and the Company made a joint proposal to DOE, with M&EC to act as the team leader. In August 1998, M&EC, as the team leader, was awarded three contracts ("Oak Ridge Contracts") by Bechtel Jacobs Company, LLC, the government-appointed manager of the environmental program for Oak Ridge, to perform certain treatment and disposal services relating to Oak Ridge. The Oak Ridge Contracts were issued by DOE based on proposals by M&EC and the Company.

     The Oak Ridge Contracts are similar in nature to a blanket purchase order whereby the DOE specifies the approved waste treatment process and team to be used for certain disposal, but the DOE does not specify a schedule as to dates for disposal or quantities of disposal material to be processed. The initial term of the contract will represent a demonstration period for the team's successful treatment of the waste and the resulting ability of such processed waste to meet acceptance criteria for its ultimate disposal location.

     As with most such blanket processing agreements, the Oak Ridge Contracts contain no minimum or maximum processing guarantees, and may be terminated by either party pursuant to standard DOE procurement regulation terms. Each specific waste stream processed under the Oak Ridge Contracts will require a separate work order from DOE and will be priced separately with an intent of recognizing an acceptable profit margin.

     The Company anticipates that, as a member of the team with M&EC in connection with the Oak Ridge Contracts and finalization of the scope of work documents with M&EC relating to the work to be performed by each of the Company and M&EC under the Oak Ridge Contracts, it will (i) provide certain of the Company's environmental remediation technologies, (ii) install equipment necessary to apply the Company's technology, and (iii) supervise certain aspects of the remediation process operations. In addition, the teaming agreement provides that M&EC will purchase all equipment necessary to perform under the Oak Ridge Contract. The Company anticipates that work, if any, related to the Oak Ridge Contract will begin during the later part of 1999. The Company also anticipates that a substantial portion of any work performed under the Oak Ridge Contracts will be performed at M&EC's facility at Oak Ridge currently under development as of the date of this filing. The DOE estimates that the Oak Ridge Contracts have the potential to generate up to $100 million in gross revenues over an estimated time span of more than five years. As of the date of this filing, however, the Company cannot estimate (i) the amount of work or revenues, if any, which will be received by M&EC under the Oak Ridge Contracts, (ii) the percentage or amount of work received by M&EC under the Oak Ridge Contracts which will be performed by the Company, or (iii) the ultimate profitability, or lack of profitability, of the Oak Ridge Contracts for the Company. The Company and M&EC have not completed, as of the date of this report, the scope of work relating to the Oak Ridge Contracts, and there are no assurances that the parties will complete the scope of work documents. See "Special Note Regarding Forward Looking Statements."

Item 6.   Exhibits and Reports on Form 8-K
          _________________________________

     (a)  Exhibits
          ________
      4.1 Congress Financial, Inc. subordination and consent letter dated June 25, 1998.

      4.2 Congress Financial, Inc. subordination and consent letter dated October 16, 1998.

      4.3 Congress Financial Corporation (Florida) consent letter dated October 26, 1998.

     10.1 Basic Oak Ridge Agreement between East Tennessee
          Materials and Energy Corporation (M&EC) and Bechtel
          Jacobs Company, LLC No. 1GB-99446V dated June 23, 1998.
          (Exhibits to this contract as listed in the index are omitted, but will be provided to the Commission upon request.)

     10.2 Basic Oak Ridge Agreement between East Tennessee
          Materials and Energy Corporation (M&EC) and Bechtel
          Jacobs Company, LLC No. 1GB-99447V dated June 23, 1998.
          (Exhibits to this contract as listed in the index are omitted, but will be provided to the Commission upon request.)

     10.3 Basic Oak Ridge Agreement between East Tennessee
          Materials and Energy Corporation (M&EC) and Bechtel
          Jacobs Company, LLC No. 1GB-99448V dated June 23, 1998.
          (Exhibits to this contract as listed in the index are omitted, but will be provided to the Commission upon request.)

     10.4 General agreement between East Tennessee Materials and
          Energy Corporation (M&EC) and Perma-Fix Environmental
          Services, Inc. dated May 27, 1998.

     10.5 Appendix B to general agreement between East Tennessee
          Materials and Energy Corporation   (M&EC) and Perma-Fix
          Environmental Services, Inc. dated November 6, 1998.

       27 Financial Data Sheet

     99.1 Letter of intent Chem-Con/Chem-Met acquisition dated
          November 5, 1998, with letter of intent relating to Chemical Conservation Corporation (Florida) and Chemical
          Conservation of Georgia, Inc. and letter of intent relating to Chem-Met Services, Inc. attached thereto.

     (b)  Report on Form 8-K
          __________________

          A current report on Form 8-K (Item 5 - Other Events), dated June 30, 1998, was filed on July 17, 1998 of (i) the newly-created Series 10 Preferred Stock and the RBB Series 10 Warrants to RBB Bank, (ii) the Liviakis Warrant to Liviakis, (iii) the Prag Warrant to Prag, (iv) the Genesis Warrant to Genesis, and (v) the Fontenoy Warrant to Fontenoy.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PERMA-FIX ENVIRONMENTAL
                                   SERVICES, INC.


Date: November 16, 1998            By: /s/ Louis F. Centofanti
                                      ___________________________
                                      Chairman of the Board
                                      Chief Executive Officer


                                   By: /s/ Richard T. Kelecy
                                      __________________________
                                      Richard T. Kelecy
                                      Chief Financial Officer

                          EXHIBIT INDEX



    Exhibit
      No.                     Description                         Page No.
   ________                   ___________                         ________

      4.1 Congress Financial, Inc. subordination and consent letter dated June 25, 1998.

      4.2 Congress Financial, Inc. subordination and consent letter dated October 16, 1998.

      4.3 Congress Financial Corporation (Florida) consent letter dated October 26, 1998.

     10.1      Basic Oak Ridge Agreement between
               East Tennessee Materials and Energy
               Corporation (M&EC) and Bechtel Jacobs
               Company, LLC No. 1GB-99446V dated
               June 23, 1998. (Exhibits to this contract as listed in the index are omitted, but will be provided to the Commission upon request.)

     10.2      Basic Oak Ridge Agreement between
               East Tennessee Materials and Energy
               Corporation (M&EC) and Bechtel Jacobs
               Company, LLC No. 1GB-99447V dated
               June 23, 1998. (Exhibits to this contract as listed in the index are omitted, but will be provided to the Commission upon request.)

     10.3      Basic Oak Ridge Agreement between
               East Tennessee Materials and Energy
               Corporation (M&EC) and Bechtel Jacobs
               Company, LLC No. 1GB-99448V dated
               June 23, 1998. (Exhibits to this contract as listed in the index are omitted, but will be provided to the Commission upon request.)

     10.4      General Agreement between East Tennessee
               Materials and Energy Corporation (M&EC)
               and Perma-Fix Environmental Services, Inc.
               dated May 27, 1998.

     10.5      Appendix B to General Agreement between
               East Tennessee Materials and Energy
               Corporation (M&EC) and Perma-Fix
               Environmental Services, Inc. dated
               November 6, 1998.

     27        Financial Data Sheet

     99.1      Letter of intent Chem-Con/Chem-Met
               acquisition dated November 5, 1998, with letter of intent relating to Chemical
               Conservation Corporation (Florida)
               and Chemical Conservation of Georgia, Inc.
               and letter of intent relating to Chem-Met
               Services, Inc. attached thereto.