Form 10-K/A
period 1997-12-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 1999-01-14
CIK 891532

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

                            PART II


ITEM 6.  SELECTED FINANCIAL DATA

     The financial data included in this table has been derived from the consolidated financial statements of the Company and its subsidiaries. Financial statements for the year ended December 31, 1997, 1996, 1995, and 1994 have been audited by BDO Seidman, LLP, and financial statements for the year ended December 31, 1993, have been audited by Coopers & Lybrand L.L.P.

Statement of Operations Data:
(Amounts in Thousands,
Except for Share
Amounts)                                  December 31,
                         __________________________________________________
                          1997      1996         1995      1994(2)   1993
                         _______   _______      _______   _______   _______
Revenues(4)              $28,413   $27,041      $31,477   $23,522   $10,123
Net income (loss)
   from continuing
   operations                192        27       (3,494)   (1,201)   (1,895)
Net loss from discon-
   tinued operations      (4,101)     (287)      (5,558)(3)  (315)       -
Preferred Stock
   dividends              (1,260)(5)  (2,145)(5)      -         -        -
Net loss applicable
   to Common Stock
   from continuing
   operations             (1,068)(5)  (2,118)(5) (3,494)   (1,201)   (1,895)
Net loss per common
   share from contin-
   uing operations(1)       (.10)(5)    (.24)(5)   (.44)     (.20)     (.44)
Weighted average number
   of common shares
   outstanding(1)         10,650       8,761     7,872     5,988     4,287

Balance Sheet Data:
                                        December 31,
                        ____________________________________________________
                          1997         1996       1995     1994(2)    1993
                         _______     _______     _______   _______   _______
Working capital
  (deficit)             $   754     $  (773)    $(9,372)  $  (705)  $ 1,278
Total assets             28,570      29,036      28,873    35,067    17,711
Long-term debt            4,981       6,360       8,478     6,041     2,349
Total liabilities        16,376      16,451      20,935    18,105     6,997
Stockholders' equity     12,194      12,585       7,938    16,962    10,714

(1) As adjusted to reflect the stock split approved by the Board of Directors in July 1992, and to reflect all stock options and warrants outstanding at December 31, 1993 as if such options and warrants had been outstanding for all periods presented prior to December 31, 1993. Net loss per share for the fiscal year ended December 31, 1994, has been restated, in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share," to reflect the issuance of contingent shares to Quadrex during 1995. As of December 31, 1997, the Company applied SFAS 128, the new standard of computing and presenting earnings per share. The adoption of SFAS 128 did not have a material effect on the Company's EPS presentation since the effects of potential common shares are antidilutive.

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

(5) In March 1997, the Securities and Exchange Commission, ("Commission") announced its position on the accounting for Preferred Stock which is or may be convertible into Common Stock at a discount from the market rate on the date of issuance of such Preferred Stock. The Commission's position pursuant to Emergency Issues Task Force ("EITF") D-60 regarding beneficial conversion features is that a Preferred Stock dividend should be recorded for the difference between the conversion price and the quoted market price of Common Stock as determined on the date of issuance of such Preferred Stock. To comply with this position, the Company previously restated its 1996 financial statements to reflect a dividend of approximately $2 million related to the fiscal 1996 sales of Convertible Preferred Stock. As a result, the amount noted in this table as the Company's net loss applicable to Common Stock for 1996 reflects the restated amount from the previously reported net loss applicable to Common Stock of $405,000 and the amount noted in this table as the Company's net loss per share of Common Stock for 1996 reflects the restated amount from the previously reported net loss per share of Common Stock of ($.05). Pursuant to the Commission's position regarding EITF D-60 and EITF D-42, the Company restated its 1997 financial statements to reflect a dividend of approximately $908,000 ($195,000 attributable to warrants) related to the fiscal 1997 sales and subsequent exchanges of Convertible Preferred Stock, of which approximately $111,000 was attributable to the quarter ended June 30, 1997, and approximately $797,000 was attributable to the quarter ended September 30, 1997. The impact of the restatement on the second and third quarters of 1997 and the year ended
     December 31, 1997, is shown as follows (dollars in thousands):

                       As Originally Reported             As Amended
                       ______________________             __________
                      Quarter Ended  Year Ended    Quarter Ended  Year Ended
                     _______________ __________    _______________ _________
                    6/30/97  9/30/97   12/31/97    6/30/97 9/30/97 12/31/97
                    _______  ________  ________    _______ _______ _________
Preferred Stock
   Dividends        $  82    $ 99    $  352       $ 193    $ 896    $1,260
Net Loss Applicable
   to Common Stock   (525)     58    (4,261)      (636)    (739)   (5,169)
Net Loss Per Share   (.05)    .01      (.40)      (.06)    (.07)     (.49)

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

     Management has restated its 1997 consolidated financial statements pursuant to the Commission's position regarding EITF D-60, addressing the treatment of a beneficial conversion discount on Preferred Stock. The Preferred Stock dividends have been restated to include the beneficial conversion discount on the Preferred Stock and associated warrants issued by the Company in fiscal 1997. See "Results of Operations" and Note 3 to Notes to Consolidated Financial Statements in this section for further discussion.

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

     The reporting of financial results and pertinent discussions are tailored to two segments of the pollution control industry:
Waste Management Services and Consulting Engineering Services.

     Below are the results of operations for the Company for the years ended December 31, 1997, 1996 and 1995 (in thousands):

(Consolidated)        1997        %      1996       %      1995      %
_____________       _______     _____   _______   _____   _______   _____
Net Revenue         $28,413     100.0   $27,041   100.0   $31,477   100.0
Cost of goods sold   19,827      69.8    18,912    69.9    23,764    75.5
                    _______     _____   _______   _____   _______   _____
    Gross Profit      8,586      30.2     8,129    30.1     7,713    24.5

Selling, general
  and administra-
  tive                5,682      20.0    5,942     22.0     7,168    22.8

Depreciation and
  amortization        1,980       7.0    2,083      7.7     2,051     6.5
Nonrecurring
  charges                 -         -        -        -       987     3.1
Other income
  (expense):
  Interest income        41        .1       43       .2        58      .2
  Interest expense     (431)     (1.5)    (643)    (2.4)     (814)   (2.6)
  Other                (342)     (1.2)     523      1.9      (245)    (.8)
                    ________    ______  _______   ______   _______  ______
Net income (loss)
  from continuing
  operations            192        .7       27        -    (3,494)   11.1
Loss from discon-
  tinued opera-
  tions              (4,101)    (14.4)    (287)    (1.1)   (5,558)  (17.7)
Preferred Stock
  dividends          (1,260)(1)  (4.4)  (2,145)(1) (7.9)        -       -
                    ________    ______  ________   ______  _______  ______

     Net loss
      applicable
      to Common
      Stock        $(5,169)(1)  (18.2)  $(2,405)(1) (8.9) $(9,052)  (28.8)
                   ========     ======   ========  ====== ========  ======

(1) In March 1997, the Securities and Exchange Commission, ("Commission") announced its position on the accounting for Preferred Stock which is or may be convertible into Common Stock at a discount from the market rate on the date of issuance of such Preferred Stock. The Commission's position pursuant to EITF D-60 regarding beneficial conversion features is that a Preferred Stock dividend should be recorded for the difference between the conversion price and the quoted market price of Common Stock as determined on the date of issuance of such Preferred Stock. To comply with this position, the Company previously restated its 1996 Financial Statements to reflect a dividend of approximately $2 million related to the fiscal 1996 sales of Convertible Preferred Stock. As a result, the amount noted in this table as the Company's net loss applicable to Common Stock for 1996 reflects the restated amount from the previously reported net loss applicable to Common Stock of $405,000 and the amount noted in this table as the Company's net loss per share of Common Stock for 1996 reflects the restated amount from the previously reported net loss per share of Common Stock of ($.05). Pursuant to the Commission's position regarding EITF D-60 and EITF D-42, the Company restated its 1997 consolidated financial statements to reflect a dividend of approximately $908,000 ($195,000 attributable to warrants) related to the fiscal 1997 sales and subsequent exchanges of Convertible Preferred Stock, of which approximately $111,000 was attributable to the quarter ended June 30, 1997, and approximately $797,000 was attributable to the quarter ended September 30, 1997. The impact of the restatement on the second and third quarters of 1997 and the year ended December 31, 1997, is shown as follows (dollars in thousands):

                      As Originally Reported             As Amended
                       ______________________            __________
                      Quarter Ended  Year Ended     Quarter Ended  Year Ended
                     _______________ __________    ______________  _________
                    6/30/97  9/30/97   12/31/97    6/30/97 9/30/97 12/31/97
                    _______  ________  ________    _______ _______ _________
Preferred Stock
  Dividends          $  82    $ 99    $  352       $ 193    $ 896    $1,260
Net Loss Applicable
  to Common Stock     (525)     58    (4,261)       (636)    (739)   (5,169)
Net Loss Per Share    (.05)    .01      (.40)       (.06)    (.07)     (.49)

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

     The Preferred Stock dividends decreased $885,000 for the year ended December 31, 1997, as compared to the year ended December 31, 1996. Pursuant to EITF D-60, the Company previously restated its 1996 financial statements to record a dividend of approximately $2,000,000 related to the fiscal 1996 sales of certain series of Convertible Preferred Stock and has restated its 1997 consolidated financial statements to record a dividend of approximately $908,000 ($195,000 attributable to warrants) related to the fiscal 1997 sales of certain series of Convertible Preferred Stock. See Note 6 to Notes to Consolidated Financial Statements regarding the issuance of Preferred Stock. See Note 3 to Notes to Consolidated Financial Statements regarding the restatements due to the beneficial conversion features.

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

     The Company decided in 1994 to divest its wholly-owned subsidiary, Re-Tech Systems, Inc., which is engaged in post-consumer plastics processing. A reserve in the amount of $450,000 was recorded during the second quarter of 1995 for the estimated loss to be recognized through a sale transaction. During the first quarter of 1996, the Company completed the sale transaction for this business, resulting in total consideration of $970,000, which is further discussed in Note 15 of the Notes to Consolidated Financial Statements included in Item 8. The Company also executed restructuring programs during 1995 within the waste management services segment. A one-time charge of $237,000 was recorded to provide for costs, principally severance and lease termination fees, associated with the restructuring of the Perma-Fix, Inc. service center group. This program entailed primarily the consolidation of offices in conjunction with the implementation of a regional service center concept, and the related closing of seven (7) of the nine (9) offices. A one-time charge of $75,000 was also recorded during the second quarter of 1995 to provide for consolidation costs, principally severance, associated with the restructuring of the Southeast Region, which is comprised of PFF and PFL. These restructuring costs were principally incurred and funded during 1995.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Consolidated Financial Statements:                    Page No.
_________________________________                     ________

   Report of Independent Certified Public
      Accountants BDO Seidman, LLP                       14

   Consolidated Balance Sheets as of
      December 31, 1997 and 1996                         15

   Consolidated Statements of Operations
      for the years ended December 31,
      1997, 1996 and 1995                                17

   Consolidated Statements of Cash Flows
      for the years ended December 31,
      1997, 1996 and 1995                                18

   Consolidated Statements of Stockholders'
      Equity for the years ended December 31,
      1997, 1996 and 1995                                19

    Notes to Consolidated Financial Statements           20


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perma-Fix Environmental Services, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3, the Company's financial statements have been restated to reflect additional dividends related to the sales and subsequent exchanges of Convertible Preferred Stock.

/s/ BDO Seidman, LLP

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

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
              CONSOLIDATED BALANCE SHEETS, CONTINUED
                        As of December 31

(Amounts in Thousands,
Except for Share Amounts)                     1997         1996
___________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                        $   2,263    $  3,214
   Accrued expenses                            3,380       2,493
   Revolving loan and term note
     facility                                    614         500
   Current portion of long-term debt             254         919
   Current liabilities of discontinued
     operations                                1,470         890
                                           _________     _______
      Total current liabilities                7,981       8,016

Environmental accruals                           525       1,246
Accrued closure costs                            831         815
Long-term debt, less current portion           3,997       4,862
Long term liabilities of discontinued
   operations                                  3,042       1,512
                                           _________     _______
      Total long-term liabilities              8,395       8,435

Commitments and contingencies
  (see Notes 4, 7, 9 and 12)                      -           -

Stockholders' equity:
   Preferred stock, $.001 par value;
     2,000,000 shares authorized,
     6,850 and 5,500 shares issued
     and outstanding, respectively                -           -
   Common Stock, $.001 par value;
     50,000,000 shares authorized,
     12,540,487 and 10,399,947
     shares issued, including
     920,000 shares held as
     treasury stock,                              12          10
   Redeemable warrants                           140         140
   Additional paid-in capital                 35,271      30,495
   Accumulated deficit                       (21,459)    (16,290)
                                            ________     _______
                                              13,964      14,355
   Less Common Stock in treasury at
     cost; 920,000 shares issued
     and outstanding                          (1,770)     (1,770)
                                            ________     _______
       Total stockholders' equity             12,194      12,585
                                            ________     _______

       Total liabilities and
         stockholders' equity               $ 28,570    $ 29,036
                                            ========    ========

          The accompanying notes are an integral part of these consolidated financial statements.

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended December 31



(Amounts in Thousands,
Except for Share Amounts)         1997         1996         1995
___________________________________________________________________
Net revenues                    $ 28,413     $ 27,041     $ 31,477
Cost of goods sold                19,827       18,912       23,764
                                ________     ________     ________

       Gross profit                8,586        8,129        7,713

Selling, general and
   administrative
   expenses                        5,682        5,942        7,168
Depreciation and
   amortization                    1,980        2,083        2,051
Nonrecurring charges
   (see Note 14)                       -           -           987
                                ________      _______     ________
       Income (loss) from
         operations                  924         104       (2,493)

Other income (expense):
   Interest income                    41          43           58
   Interest expense                 (431)       (643)        (814)
   Other                            (342)       (523)        (245)
                                 ________     ________     _______

        Net income (loss)
          from continuing
          operations                192           27       (3,494)

Discontinued Operations:
   Loss from operations          (1,048)        (287)      (5,558)
   Loss on disposal              (3,053)           -            -
                                 _______      ________     _______
       Loss from discon-
         tinued operations       (4,101)        (287)      (5,558)
                                 _______
       Net Loss                  (3,909)        (260)      (9,052)
                                 _______      ________     _______
Preferred Stock dividends         1,260*       2,145*           -
                                 _______      ________     _______

      Net loss applicable
        to common stock        $ (5,169)*   $ (2,405)*  $ (9,052)
                                ========     ========     ========

        ____________________________________________________

Basic loss per common share:

   Continuing operations        $   (.10)    $   (.24)    $  (.44)

   Discontinued operations      $   (.39)    $   (.03)    $  (.71)
                                _________    _________    ________
      Net loss per common
        share                   $   (.49)*   $   (.27)*   $ (1.15)
                                 ========     ========     ========

Weighted average number of
  common and common shares
  outstanding                    10,650        8,761        7,872
                                 ========     ========     ========

*Amounts have been restated from that previously reported to reflect a stock dividend on Preferred Stock which is convertible at a discount from market value at the date of issuance (see Note 3).

          The accompanying notes are an integral part of these consolidated financial statements.

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the years ended December 31


(Amounts in Thousands)            1997          1996         1995
___________________________________________________________________
Cash flows from operating
   activities:
   Net income (loss) from
     continuing operations     $    192      $     27   $ (3,494)
   Adjustments to reconcile
     net loss to cash pro-
     vided by (used in)
     operations:
   Depreciation and amorti-
     zation                        1,980        2,083      2,051
   Loss on impairment of
     assets                          371                     450
   Provision for bad debt
     and other reserves              133           17        517
   (Gain) loss on sale of
     plant, property and
     equipment                        21           (4)         8
   Changes in assets and
     liabilities, net of
     effects from business
     acquisitions:
   Accounts receivable              (770)         (38)       939
   Prepaid expenses, inven-
     tories and other assets         303         (513)       (38)
   Accounts payable and accrued
     expenses                       (809)      (1,798)       242
                                  _______     ________    _______
     Net cash provided by
       (used in) operations        1,421         (226)       675
                                  _______     ________    _______
Net cash used by discontinued
   operations                     (1,398)      (1,065)      (613)
                                  _______     ________    _______
Cash flows from investing
   activities:
   Purchases of property and
     equipment, net               (1,504)      (1,957)     (1,261)
   Proceeds from sale of plant,
     property and equipment           54        1,214          10
   Effect of acquisitions                                       9
   Change in restricted cash,
     net                             (30)         (58)        175
   Net cash used by discon-
     tinued operations               (41)        (162)       (119)
                                  _______      ________   _______
     Net cash used in
       investing activities       (1,521)        (963)     (1,186)
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
                              ========   ======   ==========     =======

                                             Common
               Additional                     Stock
Redeemable      Paid-In       Accumulated    Held in        Deferred
 Warrants       Capital         Deficit      Treasury         Comp.
_______________________________________________________________________
      269       21,549           (4,833)            -            (30)

        -            -           (9,052)            -              -

        -           (3)               -             -              -

        -            -                -             -             30
_________      _______         ________      ________       ________
      269       21,546          (13,885)            -              -

        -            -             (260)            -              -
        -        2,000           (2,145)            -              -

        -          693                -             -              -

        -        6,129                -             -              -

        -           (2)               -             -              -

     (129)         129                -             -              -

        -            -                -         (1,770)            -
_________      _______         ________        ________     ________
$     140     $ 30,495         $(16,290)      $ (1,770)     $      -
=========      =======        =========       =========     ========
        -            -           (3,909)            -              -
        -          908           (1,260)            -              -

        -          314                -             -              -

        -           96                -             -              -
        -          932                -             -              -


        -           (1)               -             -              -
        -           11                -             -              -

        -        2,516                -             -              -
_________     ________         ________      ________       _________
$     140     $ 35,271        $ (21,459)     $ (1,770)      $      -
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

  ________________________________________________________
  NOTE 3
  RESTATEMENT OF 1996 STOCKHOLDER'S EQUITY

  In March 1997, the Securities and Exchange Commission Staff
(the "Staff") announced its position on accounting for Preferred Stock which is or may be convertible into Common Stock at a discount from the market rate at the date of issuance. The Staff's position pursuant to EITF D-60 is that a Preferred Stock dividend should be recorded for the difference between the conversion price and the quoted market price of Common Stock as determined at the date of issuance. To comply with this position, the Company previously restated its 1996 consolidated financial statements to reflect a dividend of approximately $2,000,000 related to the fiscal 1996 sales of Convertible Preferred Stock discussed in Note 6 (Series 1 Class A, Series 2 Class B, and Series 3 Class C Preferred Stock). The Company also restated the reported net loss per share of Common Stock for the year ended December 31, 1996, to ($.27), from the previously reported amount of ($.05). Pursuant to EITF D-60 and EITF D-42 adopted by the Commission, the Company restated its 1997 consolidated financial statements to reflect a dividend of approximately $713,000 related to the fiscal 1997 sales and subsequent exchanges of Convertible Preferred Stock and a dividend of approximately $195,000 related to the fiscal 1997 issuance of warrants in connection therewith as discussed in Note
6 (Series 4 Class D, Series 5 Class E, Series 6 Class F, and Series 7 Class G Preferred Stock). The restatement reflects dividends totaling approximately $908,000 resulting from such Preferred Stock sales, of which approximately $111,000 was attributable to the quarter ended June 30, 1997, and approximately $797,000 was attributable to the quarter ended September 30, 1997.

  The impact of the restatement on the second and third quarters of 1997 and the year ended December 31, 1997, is shown as follows
(dollars in thousands):


                        As Originally Reported             As Amended
                        ______________________             __________
                       Quarter Ended  Year Ended     Quarter Ended   Year Ended
                      _______________ __________     _______ _______  _________
                      6/30/97  9/30/97   12/31/97    6/30/97 9/30/97   12/31/97
                      _______  ________  ________    _______ _______ _________
Preferred Stock
  Dividends           $  82    $  99    $   352      $  193  $   896   $ 1,260
Net Loss Applicable
  to Common Stock      (525)      58     (4,261)       (636)    (739)   (5,169)
Net Loss Per Share     (.05)     .01       (.40)       (.06)    (.07)     (.49)

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

     As further discussed in Note 3, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance, in March of 1997. The Staff's position pursuant to EITF D-60 relating to beneficial conversion features is that a preferred stock dividend should be recorded for the difference between the conversion price and the quoted market price of common stock as determined at the date of issuance. To comply with this position, the Company recognized a dividend in 1997 of approximately $798,000 as related to the issuance of the Series 4 Class C, Series 6 Class F Preferred Stock and the related warrants.

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

     As further discussed in Note 3 in March of 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for Preferred Stock which is convertible into common stock at a discount from the market rate at the date of issuance. The Staff's position pursuant to EITF D-60 relating to beneficial conversion features is that a preferred stock dividend should be recorded for the difference between the conversion price and the quoted market price of common stock as determined at the date of issuance. To comply with this position, the Company recognized a dividend in 1997 of approximately $110,000 as related to the issuance of the Series 5 Class E, Series 7 Class G Preferred Stock and the related warrants.

     In connection with the Preferred Stock issuances, the Company recorded $1,260,000 of Preferred Stock dividends ($.10 per share) during the year ended December 31, 1997, of which $314,000 was paid during 1997 in the form of Common Stock, $38,000 was accrued for at December 31, 1997, and $908,000 represented a convertible discount feature as discussed in Note 3. During the year ended December 31, 1996, the Company recorded $2,145,000 of Preferred Stock dividends ($.24 per share) of which $2,000,000 represented a convertible discount feature as discussed in Note 3 and $145,000 was accrued at year-end and subsequently paid in the form of Common Stock in January 1997.
     ________________________________________________________
     NOTE 7
     LONG-TERM DEBT

     Long-term debt at December 31 includes the following (in thousands):

                                                   1997        1996
                                                 ________     _______
Revolving loan facility dated January 15,
  1998, collateralized by eligible
  accounts receivables, subject to monthly
  borrowing base calculation, variable
  interest paid monthly at prime rate
  plus 1 3/4.                                     $ 1,664      $     -

Term loan agreement dated January 15, 1998,
   payable in monthly principal install-
   ments of $52, balance due in January
   2001, variable interest paid monthly
   at prime rate plus 1 3/4.                        2,500            -

Revolving loan facility dated January 27,
   1995, repaid in January 1998, in
   conjunction with Congress Financing.                 -        2,879

Term loan agreement dated January 27, 1995,
   repaid in January 1998 in conjunction
   with Congress Financing.                             -        1,383

Equipment financing agreements with Ally
   Capital, repaid in January 1998 in
   conjunction with Congress Financing.                 -        1,257

Mortgage note agreement payable in quarterly
   installments of $15, plus accrued interest
   at 10%.  Balance due October 1998 secured
   by real property.                                   61         123

Various capital lease and promissory note
   obligations, payable 1998 to 2002,
   interest at rates ranging from 8.0% to
   15.9%.                                             640         639
                                                  _______     _______

                                                    4,865       6,281

Less current portion of revolving loan
   and term note facility                             614         500
Less current portion of long-term debt                254         919
                                                  _______     _______
                                                  $ 3,997     $ 4,862
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

     Under the accounting provisions of FASB Statement 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                        1997         1996          1995
                                   ____________ ______________ _____________
   Net loss applicable to Common
      Stock from continuing
      operations
         As reported              $ (1,068,000) $ (2,118,000) $ (3,494,000)
         Pro forma                  (1,346,000)   (2,471,000)   (3,995,000)

   Net loss per share applicable
      to Common Stock from con-
      tinuing operations
         As reported              $       (.10) $       (.24) $       (.44)
         Pro forma                        (.13)         (.28)         (.51)


   Net loss applicable to Common
      Stock
         As reported              $ (5,169,000) $ (2,405,000) $ (9,052,000)
         Pro forma                  (5,767,000)   (2,758,000) $ (9,553,000)

   Net loss per share
         As reported           $       (.49) $       (.27) $      (1.15)
         Pro forma                     (.54)         (.31)        (1.21)

     A summary of the status of options under the plans as of December 31, 1997, 1996 and 1995 changes during the years ending on those dates are presented below:


                                     1997                  1996
                              ___________________  ____________________
                                         Weighted               Weighted
                                          Average                Average
                                          Exercise              Exercise
                                Shares     Price      Shares      Price
                               _________ _________  _________   ________
Performance Equity Plan:
_______________________
  Balance at beginning
    of year                     316,226     $2.43     263,282     $3.22
     Granted                          -         -     110,000      1.00
     Exercised                        -         -           -         -
     Forfeited                  (28,088)     1.34     (57,056)     3.32
                                ________             ________
  Balance at end
    of year                      288,138      2.54     316,226      2.43
                                ========             ========
  Options exercisable
    at year end                  217,238      2.98     183,609      3.14

  Options granted during
    the year at exercise
    prices which equal
    market price of stock
    at date of grant:
    Weighted average
      exercise price                  -         -     110,000      1.00
    Weighted average
      fair value                      -         -     110,000       .68

Non-qualified Stock
  Option Plan:
___________________
  Balance at beginning
    of year                     475,395     $1.68     263,995     $3.17
     Granted                    290,000      1.375    345,000      1.00
     Exercised                  (11,000)     1.00           -         -
     Forfeited                 (103,685)     2.54    (133,600)     2.88
                               ________              ________
  Balance at end
    of year                     650,710      1.41     475,395      1.68
                               ========              ========
  Options exercisable
    at year end                  90,426      1.72      34,158      3.77
  Options granted during
    the year at exercise
    prices which equal
    market price of stock
    at date of grant:
    Weighted average
      exercise price            290,000     1.375    345,000      1.00
    Weighted average
      fair value                290,000      .90     345,000       .68

Outside Directors Stock
  Option Plan:
_______________________
  Balance at beginning
    of year                     145,000     $2.76     110,000     $3.08
     Granted                     15,000      2.13      35,000      1.75
     Exercised                        -         -           -         -
     Forfeited                        -         -           -         -
                               ________             ________
  Balance at end
    of year                     160,000      2.69     145,000      2.76
                               ========              ========
  Options exercisable
    at year end                 160,000      2.69     110,000      3.08


  Options granted during
    the year at exercise
    prices which equal
    market price of stock
    at date of grant:
    Weighted average
      exercise price            15,000     2.13      35,000      1.75
    Weighted average
      fair value                15,000     1.34      35,000      1.25

                                                   1995
                                             ____________________
                                                        Weighted
                                                         Average
                                                        Exercise
                                              Shares     Price
                                             _________  __________
                                               361,615    $ 3.31
                                                15,000      2.47
                                                     -         -
                                              (113,333)     3.41
                                              _________

                                               263,282      3.22
                                             =========

                                               158,874      3.17








                                               15,000      2.47
                                               15,000      1.69



                                              119,295    $ 3.72
                                              193,000      2.88
                                                    -         -
                                              (48,300)     3.40
                                             _________
                                              263,995      3.17
                                             =========

                                                8,079      4.75




                                              193,000      2.88
                                              193,000      2.23

                                               90,000    $ 3.05
                                               20,000      3.25
                                                    -         -
                                                    -         -
                                             ________
                                              110,000      3.08
                                             ========

                                              110,000      3.08


                                               20,000      3.25
                                               20,000      2.27

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

Accrued Closure Costs and Environmental Liabilities
     The Company maintains closure cost funds to insure the proper decommis-sioning of its RCRA facilities upon cessation of operations. Additionally, in the course of owning and operating on-site treatment, storage and disposal facilities, the Company is subject to corrective action proceedings to restore soil and/or groundwater to its original state. These activities are governed by federal, state and local regulations and the Company maintains the appropriate accruals for restoration. As discussed in Note 9, the Company has recorded accrued liabilities for estimated closure costs and identified environmental remediation costs.

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

Insurance
     The business of the Company exposes it to various risks, including claims for causing damage to property or injuries to persons or claims alleging negligence or professional errors or omissions in the performance of its services, which claims could be substantial. The Company carries general liability insurance which provides coverage in the aggregate amount of $2 million and an additional $6 million excess umbrella policy and carries $1 million per occurrence and $2 million annual aggregate of errors and omissions/ professional liability insurance coverage, which includes pollution control coverage.

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

                                 Waste      Consulting   Corporate
                               Management   Engineering     and
Dollars in Thousands            Services     Services      Other   Consolidated
_______________________________________________________________________________
1997
Net revenues                    $ 23,756    $  4,657    $     -     $ 28,413
Depreciation and amortization      1,850         110         20        1,980
Income (loss) from operations      2,212          70     (1,358)         924
Identifiable assets               25,806       2,593        171       28,570
Capital expenditures, net          1,777          21          -        1,798

1996
Net revenues                    $ 21,497    $  5,54  4  $     -    $ 27,041
Depreciation and amortization      1,906         156         21       2,083
Income (loss) from operations        897         505     (1,298)        104
Identifiable assets               26,403       2,565         68      29,036
Capital expenditures, net          2,373           8          -       2,381

1995
Net revenues                    $ 25,429    $  6,048    $    -     $ 31,477
Depreciation and amortization      1,862         169        20        2,051
Nonrecurring charges                 762           -       225          987
Income (loss) from operations       (818)        350    (2,025)      (2,493)
Identifiable assets               25,524       2,884       465       28,873
Capital expenditures, net          2,648          82       104        2,834
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

Perma-Fix Environmental Services, Inc.



By /s/ Dr. Louis F. Centofanti          Date January 12, 1999
  _______________________________            ___________________
  Dr. Louis F. Centofanti
  Chairman of the Board
  Chief Executive Officer

By /s/ Richard T. Kelecy                Date January 12, 1999
  __________________________________         ___________________
  Richard T. Kelecy
  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.


   /s/ Steve Gorlin                       Date  January 12, 1999
___________________________________           ____________________



    /s/ Mark A. Zwecker                   Date  January 12, 1999
___________________________________           ____________________



    /s/ Jon Colin                         Date  January 12, 1999
___________________________________           ____________________


   /s/ Dr. Louis F. Centofanti           Date  January 12, 1999
___________________________________           ____________________

                              EXHIBIT INDEX


Exhibit                                                             Page
  No.                         Description                            No.
______                       ___________                            ____
 3(i)     Restated Certificate of Incorporation, as amended, and
          all Certificates of Designations are incorporated by
          reference from Exhibit 3(i) to the Company's Form 10-Q
          for the quarter ended September 30, 1997

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



Exhibit                                                               Page
  No.                        Description                               No.
______                       ____________                             ____

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

Exhibit                                                            Page
  No.                       Description                             No.
_______                     ___________                            ____

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


Exhibit                                                             Page
  No.                        Description                             No.
_______                      ___________                            ____

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


Exhibit                                                             Page
  No.                      Description                               No.
_______                    ___________                              ____

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

 10.39    Employment Agreement, dated October 1, 1997, between the
          Company and Dr. Louis F. Centofanti is incorporated by reference from Exhibit 10.9 to the Company's Form 10-Q for the quarter ended September 30, 1997

 21.1     List of Subsidiaries*

 23.1     Consent of BDO Seidman, LLP**                                  51

 27.1     Financial Data Schedule 1997**                                 52

 27.2     Financial Data Schedule 1996*


 * Originally filed with the Form 10-K for the year ended
   December 31, 1997

 **Filed herein