Form 10-Q/A
period 1998-09-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 1999-01-14
CIK 891532

=================================================================
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                       ____________________

                           Form 10-Q/A
                         Amendment No. 1

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended   September 30, 1998
                                   __________________________
                                or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________

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

                               N/A
        __________________________________________________
       (Former name, former address and former fiscal year,
                  if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes X    No
                          ____    ____

     Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of the close of the latest practical date.



                              Outstanding at November 12, 1998
           Class                         12,270,093
           _____               ________________________________
                                  (excluding 920,000 shares
Common Stock, $.001 Par Value        held as treasury stock)
______________________________ ________________________________


=================================================================

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

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
                                         September 30,
(Amounts in Thousands,                       1998         December 31,
Except for Share Amounts)                (Unaudited)          1997
___________________________________________________________________
ASSETS
Current assets:
   Cash and cash equivalents              $     827     $    314
   Restricted cash equivalents
       and investments                          112          321
   Accounts receivable, net of
    allowance for doubtful accounts
    of $308 and $374, respectively            5,363        5,282
   Insurance claim receivable                     -        1,475
   Inventories                                  124          119
   Prepaid expenses                             745          567
   Other receivables                             15           70
   Assets of discontinued operations            471          587
                                          _________     ________
       Total current assets                   7,657        8,735

Property and equipment:
   Buildings and land                         5,714        5,533
   Equipment                                  8,822        7,689
   Vehicles                                   1,191        1,202
   Leasehold improvements                        16           16
   Office furniture and equipment               968        1,056
   Construction in progress                   1,351        1,052
                                          _________     ________
                                             18,062       16,548
   Less accumulated depreciation             (6,284)      (5,564)
                                          _________     ________
   Net property and equipment                11,778       10,984

Intangibles and other assets:
   Permits, net of accumulated
     amortization of $1,021 and
     $831, respectively                       3,688        3,725
   Goodwill, net of accumulated
     amortization of $706 and
     $580, respectively                       4,743        4,701
   Other assets                                 540          425
                                           ________     ________
       Total assets                        $ 28,406     $ 28,570
                                           ========     ========

         The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED
                                          September 30,
(Amounts in Thousands,                       1998        December 31,
Except for Share Amounts)                 (Unaudited)        1997
___________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                        $   1,852    $  2,263
   Accrued expenses                            2,897       3,380
   Revolving loan and term note
     facility                                    625         614
   Current portion of long-term debt             269         254
   Current liabilities of discontinued
     operations                                  628       1,470
                                           _________     _______
      Total current liabilities                6,271       7,981

Environmental accruals                           405         525
Accrued closure costs                            856         831
Long-term debt, less current portion           2,119       3,997
Long term liabilities of discontinued
   operations                                  2,839       3,042
                                           _________     _______
      Total long-term liabilities              6,219       8,395

Commitments and contingencies
  (see Note 4)                                     -           -

Stockholders' equity:
   Preferred stock, $.001 par value;
     2,000,000 shares authorized,
     9,850 and 6,850 shares issued
     and outstanding, respectively                 -           -
   Common Stock, $.001 par value;
     50,000,000 shares authorized,
     13,181,107 and 12,540,487
     shares issued, including
     920,000 shares held as
     treasury stock                               13          12
   Redeemable warrants                           140         140
   Additional paid-in capital                 39,364      35,271
   Accumulated deficit                       (21,831)    (21,459)
                                            ________     _______
                                              17,686      13,964
   Less Common Stock in treasury at
     cost; 920,000 shares issued
     and outstanding                          (1,770)     (1,770)
                                            ________     _______
       Total stockholders' equity             15,916      12,194
                                            ________     _______

       Total liabilities and
         stockholders' equity               $ 28,406    $ 28,570
                                            ========    ========

          The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited)

                                Three Months        Nine Months
                                    Ended              Ended
                                September 30,      September 30,
                              _________________   ________________
Amounts in Thousands,
Except for Share Amounts)       1998     1997(1)    1998    1997(1)
___________________________________________________________________
Net revenues                  $ 8,065   $ 6,921   $22,291  $19,368

Cost of goods sold              5,292     4,630    15,317   13,492
                              _______   _______   _______   _______

     Gross profit               2,773     2,291     6,974    5,876

Selling, general and admin-
   istrative expenses           1,708     1,347     4,942    4,072

Depreciation and amortiza-
   tion                           531       490     1,566    1,487
                              _______   _______   _______   _______

     Income from operations       534       454       466      317

Other income (expense):
   Interest income                 10        11        27       31
   Interest expense               (95)      (71)     (364)    (331)
   Other                           40       118       172       89
                               _______   _______   _______   ______
     Net income from con-
        tinuing operations        489       512       301      106

Loss from discontinued
   operations                       -      (355)        -   (1,308)
                              _______   _______   _______   _______
     Net income (loss)            489       157       301   (1,202)

Preferred Stock dividends         498(2)    896(2)    674(2) 1,170(2)
                               _______   _______   _______   _______

     Net income (loss)
        applicable to
        Common Stock          $ (9)(2) $ (739)(2)$ (373)(2) $(2,372)(2)
                              ======== ========= ========== ========
                  ___________________________________
Basic income (loss) per
   common share:
     Continuing operations    $     -   $ (.04)   $ (.03)   $ (.10)
     Discontinued operations        -     (.03)        -      (.13)
                              _______   _______   _______   _______
          Net income (loss)
            per common share  $     -   $ (.07)   $ (.03)   $ (.23)
                              =======   ======    ======    =======

Basic weighted average
   common shares out-
   standing                   $12,164    11,090    11,947    10,340
                              =======   =======   =======   =======

(1) Amounts have been restated from that previously reported to reflect the discontinued operations at Perma-Fix of Memphis, Inc. (See Note 2).

(2) Amounts have been restated from that previously reported to reflect a stock dividend on Preferred Stock which is convertible at a discount from market value at the date of issuance (see Note 3).

       The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                             Nine Months Ended
                                               September 30,
(Amounts in Thousands,                       _________________
Except for Share Amounts)                     1998       1997
_______________________________________________________________
Cash flows from operating activities:
   Net income from continuing
     operations                              $  301    $  106
   Adjustments to reconcile net
     loss to cash provided by
     operations
   Depreciation and amortization              1,566     1,487
   Provision for bad debt and
     other reserves                              30        52
   Gain on sale of plant, property
     and equipment                              (12)       (1)
   Changes in assets and liabilities,
     net of effects from business
     acquisitions:
   Accounts receivable                          (97)     (118)
   Prepaid expenses, inventories and
     other assets                             1,112       913
   Accounts payable and accrued
     expenses                                  (713)   (1,748)
                                             ______    ______
     Net cash provided by continuing
        operations                            2,187       691

Net cash used by discontinued operations       (903)   (1,309)

Cash flows from investing activities:
   Purchases of property and equipment, net  (1,640)     (887)
   Proceeds from sale of plant, property
     and equipment                               14        46
   Change in restricted cash, net               196       (67)
   Net cash used by discontinued operations      (4)      (41)
     Net cash used in investing activities   (1,434)     (949)

Cash flows from financing activities:
   Repayments of revolving loan and term
     note facility                           (2,028)   (1,097)
   Principal repayments on long-term debt      (186)     (645)
   Proceeds from issuance of stock            2,915     3,380
   Net cash used by discontinued operations     (52)       (6)
                                             ______    ______
   Net cash provided by financing
     activities                                 649     1,632

Increase in cash and cash equivalents           499        65

Cash and cash equivalents at beginning of
   period, including discontinued operations
   of $12 and $8, respectively                  326        45
                                             ______    ______
Cash and cash equivalents at end of
   period, including discontinued
   operations of ($2) and ($5),
   respectively                              $ 825   $   110

___________________________________________________________________
Supplemental disclosure:
  Interest paid                              $ 455   $   530
Non-cash investing and financing activities:
  Issuance of Common Stock for services        230        68
  Long-term debt incurred for purchase
    of property                                330       256
  Issuance of stock for payment of
    dividends                                  359       314

* Amounts have been restated from that previously reported to reflect the discontinued operations at Perma-Fix of Memphis, Inc. (see Note 2).

                                5

          The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(For the nine months ended September 30, 1998)

                                Preferred Stock       Common Stock
(Amounts in Thousands,        ___________________ __________________
Except for Share Amounts)      Shares      Amount  Shares     Amount
_________________________________________________________________________
Balance at December 31, 1997    6,850         -   12,540,487  $    12

Net income                          -         -            -        -
Preferred Stock dividend            -         -            -        -
Issuance of Common Stock for
   Preferred Stock dividend         -         -      175,825        1
Issuance of Preferred Stock     3,000         -            -        -
Issuance of Common Stock
   for acquisition                  -         -      108,207        -
Issuance of stock for cash
   and services                     -         -      165,488        -
Exercise of warrants                -         -      190,100        -
Option Exercise                     -         -        1,000        -
                                _____    _______  __________  ________
Balance at September 30, 1998   9,850   $     -   13,181,107 $     13

                                             Common
               Additional                     Stock
Redeemable      Paid-In       Accumulated    Held in
 Warrants       Capital         Deficit      Treasury
_______________________________________________________
 $    140      $ 35,271       $ (21,459)      $ (1,770)

        -             -             301              -
        -           383            (673)             -

        -           358               -              -
        -         2,653               -              -

        -           207               -              -

        -           263               -              -
        -           228               -              -
        -             1               -              -
  ________      ________       _________      __________
  $    140      $ 39,364       $ (21,831)     $  (1,770)
  ========      ========       =========      =========




          The accompanying notes are an integral part of these consolidated financial statements.

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
            Notes to Consolidated Financial Statements
                        September 30, 1998
                           (Unaudited)

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

     Diluted income/(loss) per share was not presented since the effects of potential common shares would be anti-dilutive.

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

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("FAS 130") and No. 131, "Disclosure about Segments of an Enterprise and Related Information," ("FAS 131"). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.
Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997, and must be adopted by the Company by December 31, 1998. FAS 130 has no effect on the Company's financial statements. The Company has not yet adopted FAS 131. However, the Company has provided, for informational purposes only, additional segment information in Note 5 in a format similar to that previously provided in the Form 10-K.

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

  Net assets and liabilities of the discontinued PFM operations at the nine months ended September 30, 1998, and December 31, 1997, in thousands of dollars, consisted of the following:


                                             September 30,   December 31,
                                                  1998           1997
                                              ____________   ___________
Assets of discontinued operations:
  Cash and cash equivalents                   $        (2)   $        12
  Restricted cash equivalents and investments         218            214
  Accounts receivable, net of allowance
    for doubtful accounts $101 and $105,
    respectively                                      241            333
  Prepaid expenses and other assets                    14             28
                                                _________     ___________
                                                $     471    $       587
                                                =========    ============

Current liabilities of discontinued operations:
  Accounts payable                              $     225    $       277
  Accrued expenses                                    134            259
  Accrued environmental costs                         227            835
  Current portion of long-term debt                    42             99
                                                 ________    ___________
                                                $     628    $     1,470
                                                =========    ===========

Long-term liabilities of discontinued operations:
  Long-term debt, less current portion          $       7    $        17
  Accrued environmental and closure costs           2,832          3,025
                                                _________    ___________
                                                $   2,839     $    3,042
                                                =========     ==========

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

3.  Restatement of 1997 and 1998 Stockholders' Equity
  In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for Preferred Stock which is or may be convertible into Common Stock at a discount from the market rate at the date of issuance. The Staff's position pursuant to Emergency Issues Task Force ("EITF") D-60 is that a
Preferred Stock dividend should be recorded for the difference between the conversion price and the quoted market price of Common
Stock as determined at the date of issuance. Pursuant to EITF D-60 and EITF D-42, the Company restated its 1997 consolidated financial statements to reflect a dividend of approximately $713,000 related to the fiscal 1997 sales and subsequent exchanges of Convertible Preferred Stock ($111,000 related to the second quarter of 1997 and $602,000 related to the third quarter of 1998) and a dividend of approximately $195,000 (third quarter of 1997) related to the various warrants issued in conjunction with the Convertible
Preferred Stock, as further discussed in Note 6 (Series 4 Class D,
Series 5 Class E, Series 6 Class F, and Series 7 Class G Preferred Stock). Pursuant to EITF D-60 and EITF D-42, the Company restated its 1998 consolidated financial statements to reflect a dividend of approximately $383,000 related to the fiscal 1998 sale of the Series 10 Class J Convertible Preferred Stock (Series 10 Preferred) discussed in
Note 7. The total dividend to be recognized for the Series 10 Preferred will be approximately $750,000, with the remaining $367,000 to be recognized in the fourth quarter of 1998. The impact of the restatements on the basic income (loss) per common share is shown as follows:

                                       Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                      ___________________   __________________
                                      1998         1997      1998       1997
                                      ____        _____      ____     _______
Basic Income (Loss) Per Common Share
  as Originally Reported              $  .03      $  .01    $    -    $ (.14)

Basic Loss Per Common Share
  as Amended                          $    -      $ (.07)   $ (.03)    $ (.23)

4.   Long-Term Debt

     Long-term debt consists of the following at September 30, 1998, and December 31, 1997 (in thousands):

                                                 September 30,   December 31,
                                                      1998            1997
                                                 ____________    ___________
Revolving loan facility dated January 15, 1998,
  collateralized by eligible accounts receivables,
  subject to monthly borrowing base calculation,
  variable interest paid monthly at prime rate
  plus 1 3/4%                                      $      52      $    1,664

Term loan agreement dated January 15, 1998,
  payable in monthly principal installments
  of $52, balance due in January 2001,
  variable interest paid monthly at prime
  rate plus 1 3/4%.                                    2,083           2,500

Mortgage note agreement payable in quarterly
  installments of $15, plus accrued interest
  at 10%.  Balance due October 1998 secured
  by real property.                                        -              61

Various capital lease and promissory note
  obligations, payable 1998 to 2002, interest
  at rates ranging from 8.0% to 15.9%.                   878             640
                                                    _________        ________
                                                       3,013           4,865
Less current portion of revolving loan and
  term note facility                                     625             614
Less current portion of long-term debt                   269             254
                                                    _________        ________
                                                    $  2,119         $ 3,997
                                                    =========        ========

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

5.   Commitments and Contingencies

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

     6.   Business Segment Information
     As discussed in Note 1, in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("FAS 131") "Disclosure about Segments of an Enterprise and Related Information." FAS 131 is effective for periods beginning after December 15, 1997, and must be adopted by the Company by December 31, 1998. The Company has not yet adopted FAS 131. However, the Company has provided, for informational purposes only, additional segment information in a format similar to that previously provided in the Form 10-K.

     The Company provides services through two business segments. The Waste Management Services segment, which provides on-and-off-site treatment, storage, processing and disposal of hazardous and non-hazardous industrial and commercial, mixed waste, and wastewater through its five treatment, storage and disposal facilities ("TSD facilities"); Perma-Fix Treatment Services, Inc. ("PFTS"), Perma-Fix of Dayton, Inc. ("PFD"), Perma-Fix of Ft. Lauderdale, Inc. ("PFFL"), Perma-Fix of Florida, Inc. ("PFF") and PFM. The Company has discon-tinued all fuel blending activities at its PFM facility, the principal business segment for this subsidiary prior to the January 1997 fire and explosion. PFM currently provides, on a limited basis, an off-site waste storage and transfer facility and continues to explore other new markets for utilization of this facility. The Company also provides through this segment: (i) on-site waste treatment services to convert certain types of characteristic hazardous wastes into non-hazardous waste; and (ii) the supply and management of non-hazardous and hazardous waste to be used by cement plants as a substitute fuel or raw material source.

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

                              Waste      Consulting    Corporate
                           Management   Engineering      and
Dollars in thousands        Services     Services       Other    Consolidated
______________________________________________________________________________
1998
Net revenues from
  external customers       $  19,102     $   3,189     $     -     $  22,291
Inter-company revenues           269           395           -           664
  Interest income                 26             -           1            27
  Interest expense               308            39          17           364
Depreciation and
  amortization                 1,495            59          12         1,566
Income (Loss) from
  continuing operations        1,320            91      (1,110)          301
Identifiable assets           11,080         1,845      15,481        28,406
Capital expenditures,
  net                          1,916            12          42         1,970

1997
Net revenues from
  external customers       $ 15,776      $    3,592     $    -     $ 19,368
Inter-company revenues          834             361          -        1,195
Interest income                  29               -          2           31
Interest expense                278              20         33          331
Depreciation and
  amortization                1,385              86         16        1,487
Income (Loss) from
  continuing operations       1,055              33       (982)         106
Identifiable assets          16,211           2,225     12,879       31,315
Capital expenditures,
  net                         1,122              21          -        1,143

7.   Stock Issuance
     On or about June 30, 1998, the Company issued to RBB Bank Aktiengesellschaft, located in Graz, Austria ("RBB Bank"), 3,000 shares of newly-created Series 10 Class J Convertible Preferred Stock, par value $.001 per share ("Series 10 Preferred"), at a price of $1,000 per share, for an aggregate sales price of $3,000,000. The sale to RBB Bank was made in a private placement under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and/or Rule 506 of Regulation D under the Act, pursuant to the terms of a Subscription and Purchase Agreement, dated June 30, 1998 between the Company and RBB Bank ("Subscription Agreement"). The net proceeds of $2,768,000 from this private placement, after the deduction for certain fees and expenses, was received by the Company on July 14, 1998, and has been recorded as a Preferred Stock Receivable at June 30, 1998. The Company also accrued at June 30, 1998, approximately $115,000 for certain additional closing, legal and related expenses. The Series 10 Preferred has a liquidation preference over the Company's Common Stock, par value $.001 per share ("Common Stock"), equal to $1,000 consideration per outstanding share of Series 10 Preferred (the "Liquidation Value"), plus an amount equal to all unpaid and accrued dividends thereon. The Series 10 Preferred accrues dividends on a cumulative basis at a rate of four percent (4%) per annum of the Liquidation Value ("Dividend Rate"), and is payable semi-annually within ten (10) business days after each subsequent June 30 and December 31 (each a "Dividend Declaration Date"), and shall be payable in cash or shares of the Company's Common Stock at the Company's option. The first Dividend Declaration Date shall be December 31, 1998. No dividends or other distributions may be paid or declared or set aside for payment on the Company's Common Stock until all accrued and unpaid dividends on all outstanding shares of Series 10 Preferred have been paid or set aside for payment. Dividends may be paid, at the option of the Company, in the form of cash or Common Stock of the Company. If the Company pays dividends in Common Stock, such is payable in the number of shares of Common Stock equal to the product of (a) the quotient of (i) the Dividend Rate divided by (ii) the average of the closing bid quotation of the Common Stock as reported on the NASDAQ for the five trading days immediate prior to the date the dividend is declared, times (b) a fraction, the numerator of which is the number of days elapsed during the period for which the dividend is to be paid and the denominator of which is 365.

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

     As further discussed in Note 3, the Securities and Exchange Commission Staff (the "Staff") announced its position on the accounting for Preferred Stock which is convertible into Common Stock at a discount from the market rate at the date of issuance, in March of 1997. The Staff's position pursuant to EITF D-60 relating to beneficial conversion features is that a Preferred Stock dividend should be recorded for the difference between the conversion price and the quoted market price of Common Stock as determined at the date of issuance. To comply with this position, the Company recognized a dividend in the third quarter 1998 of approximately $383,000 as related to the above discussed Series 10 Preferred.

The total dividend to be recognized for the Series 10 Preferred will be approximately $750,000, with the remaining $367,000 to be recognized in the fourth quarter of 1998.

     8.   Subsequent Events
     During October 1998, the Company entered into a master security agreement and secured promissory note in the amount of approximately $207,000 for the purchase and financing of certain capital equipment at the Perma-Fix of Florida, Inc., Perma-Fix of Ft. Lauderdale, Inc. and Perma-Fix of Dayton, Inc. facilities. The term of the promissory note is for sixty (60) months, at a rate of 10.52% per annum and monthly installments of approximately $4,000.

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

Results of Operations

     The table below should be used when reviewing management's discussion and analysis for the three and nine months ended
September 30, 1998 and 1997:

                                   Three Months Ended
                                      September 30
                         ________________________________________
Consolidated               1998        %        1997(1)       %
______________           ______      _____     ________     _____
Net Revenues             $8,065      100.0     $ 6,921      100.0
Cost of Goods Sold        5,292       65.6       4,630       66.9
                         ______      _____     _______      _____
  Gross Profit            2,773       34.4       2,291       33.1

Selling, General &
  Administrative          1,708       21.2       1,347       19.5
Depreciation/
  Amortization           $  531        6.6     $   490        7.1
                         ______      _____     _______      _____
    Income (Loss)
      from Operations    $  534        6.6     $   454        6.5
                         ======      =====     =======      =====

Loss from discon-
  tinued Operations      $    -          -     $  (355)      (5.1)

Interest Expense            (95)      (1.2)        (71)      (1.0)

Preferred Stock
   Dividends               (498)(2)   (6.2)       (896)(2) (12.9)


                                   Nine Months Ended
                                      September 30
                          ________________________________________
                          1998        %        1997(1)       %
                         _______     _____     ________     _____
                         $22,291     100.0     $19,368      100.0
                          15,317      68.7      13,492       69.7
                         _______     _____     _______      _____
                           6,974      31.3       5,876       30.3


                           4,942      22.2       4,072       21.0

                         $ 1,566       7.0     $ 1,487        7.7
                         _______     _____     _______      _____

                         $   466       2.1     $   317        1.6
                         =======     =====     =======      =====


                         $     -         -     $(1,308)      (6.8)

                            (364)     (1.6)       (331)      (1.7)

                            (674)(2)  (3.0)     (1,170)(2)   (6.0)

     (1) Amounts have been restated from that previously reported to reflect the discontinued operations at PFM (see Note 2).

     (2) Amounts have been restated from that previously reported to reflect a stock dividend on Preferred Stock which is convertible at a discount from market value at the date of issuance (see Note 3).

Summary   Three and Nine Months Ended September 30, 1998 and 1997
     The Company provides services through two business segments.
The Waste Management Services segment is engaged in on-and off-site treatment, storage, disposal and processing of a wide variety of by-products and industrial, hazardous and mixed hazardous and low level radioactive wastes. This segment competes for materials and services with numerous regional and national competitors to provide comprehensive and cost-effective Waste Management Services to a wide variety of customers located throughout the continental United States. The Company operates and maintains facilities and businesses in the waste by-product brokerage, on-site treatment and stabilization, and off-site blending, treatment and disposal industries. The Company's Consulting Engineering segment provides a wide variety of environmental related consulting and engineering services to industry and government. Through the Company's wholly-owned subsidiaries in Tulsa, Oklahoma and St. Louis, Missouri, the Consulting Engineering segment provides oversight management of environmental restoration projects, air and soil sampling, compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities.

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

     The Preferred Stock dividends decreased $496,000 for the nine months ended September 30, 1998, as compared to the same period of 1997, to a total of $674,000. This decrease is principally a result of the $908,000 of Preferred Stock dividends recorded during 1997, relative to the Series 4 and 5 Preferred Stock issued in 1997, as compared to approximately $383,000 of Preferred Stock dividends recorded during the third quarter of 1998, relative to the 1998
issuance of the Series 10 Preferred.    Also reflected in 1998 is a
full nine months of dividends for the Series 8 and Series 9 Preferred, as compared to three (3) months in 1997, partially offset by reduced dividends resulting from the conversion of 1500 shares of Series 3 Preferred during the period May through August of 1997.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
     4.1* Congress Financial, Inc. subordination and consent letter dated June 25, 1998, is incorporated by reference from
          Exhibit 4.1 to the Company's Form 10-Q for the quarter ended September 30, 1998.

     4.2* Congress Financial, Inc. subordination and consent letter dated October 16, 1998, is incorporated by reference from
          Exhibit 4.2 to the Company's Form 10-Q for the quarter ended September 30, 1998.

     4.3* Congress Financial Corporation (Florida) consent letter dated October 26, 1998, is incorporated by reference from
          Exhibit 4.3 to the Company's Form 10-Q for the quarter ended September 30, 1998

    10.1* Basic Oak Ridge Agreement between East Tennessee Materials and Energy Corporation (M&EC) and Bechtel Jacobs Company,
          LLC No. 1GB-99446V dated June 23, 1998, is incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998 (Exhibits to this contract as listed in the index are omitted, but will be provided to the Commission upon request.)

    10.2* Basic Oak Ridge Agreement between East Tennessee Materials and Energy Corporation (M&EC) and Bechtel Jacobs Company,
          LLC No. 1GB-99447V dated June 23, 1998, is incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1998. (Exhibits to this contract as listed in the index are omitted, but will be provided to the Commission upon request.)

    10.3* Basic Oak Ridge Agreement between East Tennessee Materials and Energy Corporation (M&EC) and Bechtel Jacobs Company,
          LLC No. 1GB-99448V dated June 23, 1998, is incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 1998. (Exhibits to this contract as listed in the index are omitted, but will be provided to the Commission upon request.)

    10.4* General agreement between East Tennessee Materials and
          Energy Corporation (M&EC) and Perma-Fix Environmental
          Services, Inc. dated May 27, 1998, is incorporated by reference from Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30, 1998.

    10.5* Appendix B to general agreement between East Tennessee
          Materials and Energy Corporation   (M&EC) and Perma-Fix
          Environmental Services, Inc. dated November 6, 1998, is
          incorporated by reference from Exhibit 10.5 to the
          Company's Form 10-Q for the quarter ended September 30,
          1998.

    27**  Financial Data Sheet

    99.1* Letter of intent Chem-Con/Chem-Met acquisition dated
          November 5, 1998, with letter of intent relating to Chemical Conservation Corporation (Florida) and Chemical
          Conservation of Georgia, Inc. and letter of intent relating to Chem-Met Services, Inc. attached thereto, is incorporated by reference from Exhibit 99.1 to the Company's Form 10-Q for the quarter ended September 30,
          1998.

________________________________________________________________

* Previously filed with Form 10-Q for the quarter ended
  September 30, 1998.
**Filed herewith

     (b)  Report on Form 8-K

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



                          PERMA-FIX ENVIRONMENTAL SERVICES, INC.




Date: January 12, 1999      By: /s/ Louis F. Centofanti
                              ___________________________________
                                   Dr. Louis F. Centofanti
                                   Chairman of the Board
                                   Chief Executive Officer



                           By: /s/ Richard T. Kelecy
                              ___________________________________
                                   Richard T. Kelecy
                                   Chief Financial Officer

                           EXHIBIT INDEX

Exhibit                                                 Page
  No.                      Description                   No.
_______                   ___________                   ____
 4.1*     Congress Financial, Inc. subordination and
          consent letter dated June 25, 1998, is
          incorporated by reference from Exhibit 4.1
          to the Company's Form 10-Q for the quarter
          ended September 30, 1998.

 4.2* Congress Financial, Inc. subordination and consent letter dated October 16, 1998, is incorporated by reference from Exhibit 4.2 to the Company's Form 10-Q for the quarter ended September 30, 1998.

 4.3* Congress Financial Corporation (Florida) consent letter dated October 26, 1998, is incorporated by reference from Exhibit 4.3 to the Company's Form 10-Q for the quarter ended September 30, 1998.

10.1*     Basic Oak Ridge Agreement between East
          Tennessee Materials and Energy Corporation
          (M&EC) and Bechtel Jacobs Company, LLC No.
          No. 1GB-99446V dated June 23, 1998, is
          incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998 (Exhibits to this contract as listed in the index are omitted, but will be provided to the Commission upon request.)

10.2*     Basic Oak Ridge Agreement between East
          Tennessee Materials and Energy Corporation
          (M&EC) and Bechtel Jacobs Company, LLC No.
          1GB-99447V dated June 23, 1998, is
          incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1998. (Exhibits to this contract as listed in the index are omitted, but will be provided to the Commission upon request.)

10.3*     Basic Oak Ridge Agreement between East
          Tennessee Materials and Energy Corporation
          (M&EC) and Bechtel Jacobs Company, LLC No.
          No. 1GB-99448V dated June 23, 1998, is
          incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 1998. (Exhibits to this contract as listed in the index are omitted, but will be provided to the Commission upon request.)

10.4*     General agreement between East Tennessee
          Materials and Energy Corporation (M&EC) and
          Perma-Fix Environmental Services, Inc. dated
          May 27, 1998, is incorporated by reference from Exhibit 10.4 to the Company's Form
          10-Q for the quarter ended September 30, 1998.

10.5*     Appendix B to general agreement between East
          Tennessee Materials and Energy Corporation
          (M&EC) and Perma-Fix Environmental Services,
          Inc., dated November 6, 1998, is incorporated by reference from Exhibit 10.5 to the Company's
          Form 10-Q for the quarter ended September 30, 1998.

27**      Financial Data Sheet.                              29

99.1* Letter of intent Chem-Con/Chem-Met acquisition dated November 5, 1998, with letter of intent relating to Chemical Conservation Corporation
          (Florida) and Chemical Conservation of Georgia,
          Inc. and letter of intent relating to Chem-Met
          Services, Inc. attached thereto, is incor-porated by reference from Exhibit 99.1 to the Company's Form 10-Q for the quarter ended
          September 30, 1998.

______________

* Previously filed with Form 10-Q for the quarter ended
  September 30, 1998.
**Filed herewith
