Form 10-K
period 1998-12-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 1999-03-30
CIK 891532

=================================================================
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                       ____________________

                            Form 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended    December 31, 1998
                               __________________________
                                or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 12, 1999, based on the closing sale price of such stock as reported by NASDAQ on such day, was $12,648,341. The Company's Common Stock is listed on the NASDAQ SmallCap Market and the Boston Stock Exchange.

As of March 12, 1999, there were 12,411,080 shares of the registrant's Common Stock, $.001 par value, outstanding, excluding 943,000 shares held as treasury stock.

=================================================================

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                              INDEX
                              _____

                                                           Page No.
                                                          _________
PART I

       Item 1.   Business. . . . . . . . . . . . . . . . . . .  1

       Item 2.   Properties. . . . . . . . . . . . . . . . . . 10

       Item 3.   Legal Proceedings . . . . . . . . . . . . . . 11

       Item 4A. Executive Officers of the Company. . . . . . . 11

PART II

       Item 5.   Market for Registrant's Common Equity and
                 Related Stockholder Matters . . . . . . . . . 14

       Item 6.   Selected Financial Data . . . . . . . . . . . 15

       Item 7.   Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations . . . . . . . . . . 17

                 Special Note Regarding Forward-Looking
                 Statements. . . . . . . . . . . . . . . . . . 27

       Item 8.   Financial Statements and Supplementary
                 Data. . . . . . . . . . . . . . . . . . . . . 28

       Item 9.   Changes in and Disagreements with
                 Accountants on Accounting and Financial
                 Disclosure. . . . . . . . . . . . . . . . . . 61

PART III

       Item 10. Directors and Executive Officers of
                the Registrant . . . . . . . . . . . . . . . . 62

       Item 11. Executive Compensation . . . . . . . . . . . . 64

       Item 12. Security Ownership of Certain Beneficial
                Owners and Management. . . . . . . . . . . . . 69

       Item 13. Certain Relationships and Related
                Transactions . . . . . . . . . . . . . . . . . 74

PART IV

       Item 14. Exhibits, Financial Statement Schedules
                and Reports on Form 8-K. . . . . . . . . . . . 78

                              PART I

ITEM 1.  BUSINESS

Company Overview and Principal Products and Services
Perma-Fix Environmental Services, Inc. (the Company, which may be referred to as we, us, or our) is a Delaware corporation, engaged through its subsidiaries, in:

     * Waste Management Services, which includes:
          * treatment, storage, processing, and disposal of hazardous and non-hazardous waste and mixed waste which is both low-level radioactive and hazardous;
          * nuclear mixed and low-level radioactive waste treatment, processing and disposal, which includes research, development, on-and off-site waste remediation and processing; and
         * industrial waste and wastewater management services, including the collection, treatment, processing and disposal, and the design and construction of on-site waste-water treatment systems.

     * Consulting Engineering Services, which includes:
          * broad-scope environmental issues, including environmental management programs, regulatory permitting, compliance and auditing, landfill design, field testing and character-ization.

We service research institutions, commercial companies and governmental agencies nationwide. The distribution channels for services are through direct sales to customers or via intermediaries.

We were incorporated in December of 1990. Our executive offices are located at 1940 N.W. 67th Place, Gainesville, Florida 32653.

Our home page on the Internet is at www.perma-fix.com. You can learn more about us by visiting that site.

Operating Segments
We have ten operating segments which represent each separate facility or location that we operate. Eight of these segments provide waste management services and two segments provide consulting engineering services as described below:

*WASTE MANAGEMENT SERVICES, which includes, off-site waste storage, treatment, processing and disposal services through our four treatment, storage and disposal ("TSD") facilities and numerous related operations provided by our four other facilities, as discussed below.

Perma-Fix of Florida, Inc. ("PFF"), located in Gainesville, Florida, is our most uniquely permitted and licensed TSD. PFF specializes in the processing and treatment of certain types of wastes containing both low-level mixed radioactive and hazardous wastes, which are known in the industry as mixed waste. PFF is one of only a few facilities nationally to operate under both a hazardous waste permit and a nuclear materials license, from which it has built its reputation based on its ability to treat difficult waste streams using unique processing technologies and its ability to provide related research and development services. Its primary services include the treatment and processing of waste Liquid Scintillation Vials (LSVs), the processing and handling of other mixed and radioactive wastes, site remediation, storage of customer wastes, research and development, as well as more typical services of hazardous and non-hazardous waste management. The LSVs are generated primarily by institutional research agencies and biotechnical companies. These wastes contain mixed (low-level) radioactive materials and hazardous waste (flammable) constituents. Management believes that PFF currently processes approximately 80% of the available LSV waste in the country. The business has expanded into receiving and handling other types of mixed wastes primarily from the nuclear utilities, the U.S. Department of Energy ("USDOE") and other government facilities as well as select mixed waste field remediation projects. PFF manages the activities at the facility under a license from the State of Florida Office of Radiation Control and a Resource Conservation and Recovery Act ("RCRA") Part B permit.

Perma-Fix Treatment Services, Inc. ("PFTS") is a permitted TSD facility located in Tulsa, Oklahoma. PFTS provides waste transportation and treatment and provides disposal via its on-site Class I Injection Well located at the facility. The injection well is permitted for the disposal of non-hazardous liquids and characteristic hazardous wastes that have been treated to remove the hazardous characteristic. PFTS operates a non-hazardous wastewater treatment system for oil and solids removal, a corrosive treatment system for neutralization and metals precipitation, and a container stabilization system. The injection well is controlled by a state-of-the-art computer system to assist in achieving compliance with all applicable state and federal regulations.

Perma-Fix of Dayton, Inc. ("PFD"), is a permitted TSD facility located in Dayton, Ohio. PFD has four main disposal production areas. The four production areas are a RCRA permitted TSD, a centralized wastewater treatment area, used oil fuel recycling area, and non-hazardous solids solidification area. Waste accepted under the RCRA permit is typically drum waste for incineration or stabilization. Wastewaters accepted at the facility include hazardous and non-hazardous wastewaters, which are treated by ultra filtration and metals precipitation to meet the requirements of PFD's Clean Water Act pretreatment permit. Waste industrial oils and used motor oils are processed through high-speed centrifuges to produce a high quality fuel that is burned by industrial burners. PFD also designs and constructs on-site wastewater pretreatment systems.

Perma-Fix of Ft. Lauderdale, Inc. ("PFL") is a permitted Treatment and Storage facility located in Ft. Lauderdale, Florida. PFL collects and treats hazardous wastewaters, oily wastewaters, used oil and other off-specification petroleum-based products, some of which may potentially be recycled into usable products. Key activities at PFL include process cleaning and material recovery, production and sales of on-specification fuel oil, custom tailored waste management programs and hazardous material disposal and recycling materials from generators such as the cruise line and marine industries.

Perma-Fix of New Mexico, Inc. ("PFNM"), located in Albuquerque, New Mexico, provides on-site (at the generator's site) waste treatment services to convert certain types of characteristic hazardous wastes into non-hazardous waste by removing those characteristics which categorize such waste as "hazardous" and treats non-hazardous waste as an alternative to off-site waste treatment and disposal methods. PFI does not treat on-site waste that is specifically listed as hazardous waste by the U.S. Environmental Protection Agency ("EPA") under RCRA, but treats only non-hazardous waste and characteristic waste deemed hazardous under RCRA on the generator's site.

Perma-Fix, Inc. ("PFI") provides on-site waste treatment services for certain low level radioactive and mixed wastes, for industrial firms, the USDOE and other governmental facilities under licenses granted to the generator. PFI, in partnership with PFF, continues to expand its processing capabilities in the nuclear waste field, utilizing its technologies and project experience, including the successful processing of legacy waste at the USDOE Fernald Ohio facility. In addition, PFI has recently opened an Oak Ridge, Tennessee office to facilitate future USDOE contracts.

Industrial Waste Management, Inc. ("IWM"), located in St. Louis, Missouri is engaged in supplying and managing non-hazardous and hazardous waste to be used by cement plants as a substitute fuel or as a source of raw materials used in the production of cement.

Reclamation Services, Inc. ("RSI") located in Tulsa, Oklahoma, is a reseller of by-product materials generated at cement plants for environmental and engineering applications.

For 1998, the Company's waste management services business accounted for approximately 85.7% of the Company's total revenue, as compared to approximately 83.6% for 1997, which excludes discontinued operations. Contained within this segment is the nuclear and mixed waste product line, which accounted for

$4,693,000 or 15.36% of total revenue for 1998, as compared to $5,407,000 or 19.03% of total revenue for 1997, excluding discontinued operations.

*CONSULTING ENGINEERING SERVICES, which provides environmental engineering and regulatory compliance consulting services through two subsidiaries, as discussed below.

Schreiber, Yonley & Associates ("SYA") is located in St. Louis, Missouri. SYA specializes in environmental management programs, permitting, compliance and auditing, in addition to landfill design, field investigation, testing and monitoring. SYA clients are primarily industrial, including many within the cement manufacturing industry.

Mintech, Inc. ("Mintech") is located in Tulsa, Oklahoma. Mintech specializes in environmental and geotechnical consulting, engineering, geology, hydrogeology and geophysics, including evaluating, selecting and implementing the appropriate environmental solutions to problems involving soil and water. Mintech also provides remediation services. In addition, Mintech personnel routinely provide training services involving various environmental regulations to private industry, governmental agencies and military installations.

The engineering firms also provide the necessary support, compliance and training as required by our operating facilities.

During 1998 environmental engineering and regulatory compliance consulting services accounted for approximately 14.3% of our total revenue, as compared to 16.4% in 1997, which excludes discontinued operations.

Segment Information and Foreign and Domestic Operations and Export
Sales
During 1998, we were engaged in ten operating segments. Pursuant to FAS 131, we define an operating segment as:

       * A business activity from which we may earn revenue and incur expenses;
       * Whose operating results are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and
       *  For which discrete financial information is available.

We therefore define our segments as each separate facility or location that we operate. We clearly view each business as a separate segment and make decisions based on the activity and profitability of that particular location. These segments however, exclude the Corporate headquarters which does not generate revenue and Perma-Fix of Memphis, Inc. which is reported elsewhere as a discontinued operation. See Note 4 regarding discontinued operations.

Pursuant to FAS 131 we have aggregated our operating segments into two reportable segments to ease in the presentation and understanding of our business. We used the following criteria to aggregate our segments:

       *  The nature of our products and services;
       *  The nature of the production processes;
       *  The type or class of customer for our products and services;
       * The methods used to distribute our products or provide our services; and
       *  The nature of the regulatory environment.

Most of our activities were conducted in the Southeast, Southwest and Midwest portions of the United States. We had no foreign operations or export sales during 1998.

Importance of Patents and Trademarks, or Concessions Held
We do not believe that we are dependent on any particular patent or trademark in order to operate our business or any significant segment thereof. We have received registration through the year
2000 for the service mark "Perma-Fix" by the U.S. Patent and Trademark office.

We do not believe that on-site waste treatment processes for the stabilization of certain hazardous wastes as utilized by PFI are patentable except as described below. We do, however, believe that our level of expertise in utilizing such processes is substantial, and, therefore, we maintain such processes as a trade secret. We maintain a policy whereby key employees of PFI who are involved with the implementation of the treatment processes sign confidentiality agreements with respect to non-disclosure of such processes.

A new process ("New Process") designed to remove certain types of organic hazardous constituents from soils or other solids and sludges ("Solids") has been developed by us. This New Process is designed to remove the organic hazardous constituents from the solids through a water based system. We have filed a patent application with the U.S. Patent and Trademark Office covering the New Process. As of the date of this report, we have not received a patent for the New Process, and there are no assurances that such a patent will be issued. Until development of this New Process, we were not aware of a relatively simple and inexpensive process that would remove the organic hazardous constituents from solids without elaborate and expensive equipment or expensive treating agents. Due to the organic hazardous constituents involved, the disposal options for such materials are limited, resulting in high disposal cost when there is a disposal option available. By reducing the organic hazardous waste constituents from the solids to a level where the solids may be returned to the ground, the generator's disposal options for such waste are substantially increased, allowing the generator to dispose of such waste at substantially less cost. As of the date of this report, we have only used the New Process, on a limited basis, for commercial use. As a result, there are no assurances that the New Process will perform as presently expected. It is anticipated that we will begin more extensive commercial use of the New Process in 1999. Patent applications have also been filed for processes to treat radon, selenium and other speciality materials. However, changes to current environmental laws and regulations could limit the use of the New Process or the disposal options available to the generator. See -- "Permits and Licenses."

Permits and Licenses
Waste management companies are subject to extensive, evolving and increasingly stringent federal, state and local environmental laws and regulations. Such federal, state and local environmental laws and regulations govern our activities regarding the treatment, storage, processing, disposal and transportation of hazardous, non-hazardous and radioactive wastes, and require us to obtain and maintain permits, licenses and/or approvals in order to conduct certain of our waste activities. Failure to obtain and maintain our permits or approvals would have a material adverse effect on us, our operations and financial condition. Moreover, as we expand our operations we may be required to obtain additional approvals, licenses or permits, and there can be no assurance that we will be able to do so.

PFTS is a permitted solid and hazardous waste treatment, storage, and disposal facility. The RCRA part B Permit was issued by the Waste Management Section of the Oklahoma Department of Environmental Quality ("ODEQ"). Additionally PFTS maintains an active Injection Facility Operations Permit issued by the ODEQ Underground Injection Control Section for our two waste disposal injection wells, and a Pre-Treatment permit in order to discharge industrial wastewaters to the City of Tulsa's Publically Owned Treatment Works. PFTS is also registered with the ODEQ and the Department of Transportation as a hazardous waste transporter.

PFF operates its hazardous and low-level radioactive waste activities under a RCRA Part B permit and a radioactive materials license issued by the state of Florida.

PFL operates under a general permit and used oil processors license issued by the Florida Department of Environmental Protection ("FDEP"), a transporter license issued by the FDEP and a transfer facility license issued by Broward County, Florida. Broward County also issued PFL a discharge pretreatment permit that allows discharge of treated water to the Broward County Publically Owned Treatment Works.

PFD operates a hazardous and non-hazardous waste treatment and storage facility under various permits, including a RCRA Part B permit. PFD provides wastewater pretreatment under a discharge permit with Montgomery County Publically Owned Treatment Works and is a specification and off-specification used oil processor under the guidelines of the Ohio EPA.

We believe that our TSD facilities presently have obtained all approvals, licenses and permits necessary to enable them to conduct their business as they are presently conducted. The failure of our TSD facilities to renew any of their present approvals, licenses and permits, or the termination of any such approvals, licenses or permits, could have a material adverse effect on us, our operations and financial condition.

We believe that our on-site waste treatment services do not require federal environmental permits provided certain conditions are met, and we have received written verification from each state in which we are presently operating that no such permit is required provided certain conditions are met. There can be no assurance that states in which our waste facilities presently do business, other states in which our waste facilities may do business in the future, or the federal government will not change policies or regulations requiring us to obtain permits to carry on our on-site activities.

Seasonality
We experience a seasonal slowdown in operations and revenues during the winter months extending from late November through early March. The seasonality factor is a combination of the inability to generate consistent billable hours in the consulting engineering segment, along with poor weather conditions in the central plains and Midwestern geographical markets we serve for on-site and off-site services, resulting in a decrease in revenues and earnings during such period.

Dependence Upon a Single or Few Customers
The majority of our revenues for fiscal 1998 have been derived from hazardous and non-hazardous waste management services provided to a variety of industrial and commercial customers. Our customers are principally engaged in research, biotechnical development, transportation, chemicals, metal processing, electronic, automotive, petrochemical, refining and other similar industries, in addition to government agencies that include the U.S. Department of Energy ("USDOE"), U.S. Department of Defense ("USDOD"), and other federal, state and local agencies. We are not dependent upon a single customer, or a few customers, the loss of any one or more would have a material adverse effect on us, and during 1998 we did not make sales to any single customer that in the aggregate amount represented more than ten percent (10%) of our consolidated revenues.

Competitive Conditions
Competition is intense in most of our businesses, we compete with numerous companies both large and small, that are able to provide one or more of the environmental services offered by us and many of which may have greater financial, human and other resources than we have. However, we believe that the range of waste management and environmental consulting, treatment, processing and remediation services we provide affords us a competitive advantage with respect to certain of our more specialized competitors. We believe that the treatment processes we utilize offer a cost savings alternative to more traditional remediation and disposal methods offered by our competitors.

The intense competition for performing the services performed by us within the waste industry has resulted in reduced gross margin levels for certain of those services. The exception is in the low-level radioactive and hazardous mixed waste area, which has only a few competitors. In addition, at present we believe there is only one other facility in the United States that provides low-level radioactive and hazardous waste processing of scintillation vials, which requires both a radioactive materials license and a hazardous waste permit. Competition in the waste management industry is likely to increase as the industry continues to mature, as more companies enter the market and expand the range of services which they offer and as we move into new geographic markets. We believe that there are no formidable barriers to entry into certain of the on-site treatment businesses. However, the permitting requirements, and the cost to obtain such permits, are barriers to the entry of hazardous waste TSD facilities and radioactive activities as presently operated by our subsidiaries. Certain of the non-hazardous waste operations, however, do not require such permits and, as a result, entry into these non-hazardous waste businesses would be easier. If the permit requirements for both hazardous waste storage, treatment and disposal activities and/or the licensing requirements for the handling of low level radioactive matters are eliminated or if such licenses or permits were made easier to obtain, such would allow more companies to enter into these markets and provide greater competition.

In the on-site waste treatment service area, we believe that the major competition to our services is the continued utilization of traditional off-site disposal methods such as landfilling. As the viability of our on-site treatment process is demonstrated in the market, we believe that the potential to reduce costs and the ability to limit potential liability will persuade waste generators to utilize our services. In the future, we believe that we will face direct competition as processes such as those applied by us are utilized by our competitors.

We believe that we are a significant participant in the delivery of off-site waste treatment services in the Southeast, Midwest and Southwest portions of the United States. We compete with TSD facilities operated by national, regional and independent environmental services firms located within a several hundred mile radius of our facilities. Our subsidiary, PFF, with permitted radiological activities solicits business on a nationwide basis, including the U.S. Territories and Antarctica.

Our competitors for remediation services include national and regional environmental services firms that may have larger environmental remediation staffs and greater resources. We recognize our lack of financial resources necessary to compete for larger remediation contracts and therefore, presently concentrate on remediation services projects within our existing customer base or projects in our service area which are too small for companies without a presence in the market to perform competitively.

Environmental engineering and consulting services provided by us through Mintech and SYA involve competition with larger engineering and consulting firms. We believe that we are able to compete with these firms based on our established reputation in these market areas and our expertise in several specific elements of environmental engineering and consulting such as environmental applications in the cement industry.

Capital Spending, Certain Environmental Expenditures and Potential Environmental Liabilities
During 1998, we spent approximately $2,554,000 in capital expenditures, which was principally for the expansion and improvements to our continuing operations. This 1998 capital spending total includes $564,000 of which was financed. For 1999, we have budgeted approximately $2,500,000 for capital expenditures to improve our operations, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing and to maintain permit compliance requirements, and approximately $437,000 to comply with federal, state and local regulations in connection with remediation activities at two locations. See Note 4 and Note 9 to Notes to
Consolidated Financial Statements.   However, there is no assurance
that we will have the funds available for such budgeted expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources of the Company". We do not anticipate the ongoing environmental expenditures to be significant, with the exception of remedial activities at the two locations discussed below.

In June 1994, we acquired from Quadrex Corporation and/or a subsidiary of Quadrex Corporation (collectively, "Quadrex") three TSD companies, including the Dayton, Ohio, PFD facility. The former owners of PFD had merged Environmental Processing Services, Inc. ("EPS") with PFD, which was subsequently sold to Quadrex. Through our acquisition of PFD in 1994 from Quadrex, we were indemnified by Quadrex for costs associated with remediating certain property leased by EPS from an affiliate of EPS on which

EPS operated a RCRA storage and processing facility ("Leased Property"). Such remediation involves soil and/or groundwater restoration. The Leased Property used by EPS to operate its facility is separate and apart from the property on which PFD's facility is located. During 1995, in conjunction with the bankruptcy filing by Quadrex, we were required to advance $250,000 into a trust fund to support remedial activities at the Leased Property used by EPS, which was subsequently increased to $365,000. As discussed in Note 9 to the Consolidated Financial Statements, we have accrued approximately $460,000 for the estimated costs of remediating the Leased Property used by EPS, which will extend for a period of three (3) to five (5) years.

Due to the acquisition of PFM, we assumed and recorded certain liabilities to remediate gasoline contaminated groundwater and investigate, under the hazardous and solid waste amendments, potential areas of soil contamination on PFM's property. Prior to our ownership of PFM, the owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities. We have accrued approximately $910,000 for the estimated cost of remediating the groundwater contamination. See "BUSINESS -- Certain Environmental Expenditures".

The PFM facility is situated in the vicinity of the Memphis Military Defense Depot (the "Defense Facility"), which Defense Facility is listed as a Superfund Site and is adjacent to the Allen Well Field utilized by Memphis Light, Gas & Water, a public water supply utilized in Memphis, Tennessee. Chlorinated compounds have previously been detected in the groundwater beneath the Defense Facility, as well as in very limited amounts in certain production wells in the adjacent Allen Well Field. Very low concentrations of certain chlorinated compounds have also been detected in the groundwater beneath the PFM facility and the possible presence of these compounds are currently being investigated. Based upon a study performed by our environmental engineering group, we do not believe the PFM facility is the source of the chlorinated compounds in a limited number of production wells in the Allen Well Field and, as a result, do not believe that the presence of the low concentrations of chlorinated compounds at the PFM facility will have a material adverse effect upon the Company. We were also notified in January 1998 by the EPA that it is believed that PFM is a potentially responsible party ("PRP") regarding the remediation of a drum reconditioning facility located in Memphis. See "Legal Proceedings" for further discussion of this environmental liability.

The nature of our business exposes us to significant risk of liability for damages. Such potential liability could involve, for example, claims for clean-up costs, personal injury or damage to the environment in cases where we are held responsible for the release of hazardous materials; claims of employees, customers or third parties for personal injury or property damage occurring in the course of our operations; and claims alleging negligence or professional errors or omissions in the planning or performance of our services or in the providing of our products. In addition, we could be deemed a responsible party for the costs of required clean-up of any property which may be contaminated by hazardous substances generated or transported by us to a site we selected, including properties owned or leased by us. We could also be subject to fines and civil penalties in connection with violations of regulatory requirements.

Research and Development
Innovation by our operations is very important to the success of our business. Our goal is to discover, develop and bring to market innovative ways to process waste that address unmet environmental needs. We are planning for future growth of our research operations. We conduct research internally, and also through collaborations with universities. We feel that our investments in research have been rewarded by the discovery of the Perma-Fix Process and the New Process. Our competitors also devote resources to research and development and many such competitors have greater resources at their disposal than we do.

Number of Employees
In our service-driven business, our employees are vital to our success. We believe we have good relationships with our employees. As of December 31, 1998, we employed approximately 226 persons, of which approximately 52 were assigned to our engineering and consulting industry segment and approximately 168 to the waste management industry segment.

Governmental Regulation
Environmental companies and their customers are subject to extensive and evolving environmental laws and regulations by a number of national, state and local environmental, safety and health agencies, the principal of which being the EPA. These laws and regulations largely contribute to the demand for our services. Although our customers remain responsible by law for their environmental problems, we must also comply with the requirements of those laws applicable to our services. Because the field of environmental protection is both relatively new and rapidly developing, we cannot predict the extent to which our operations may be affected by future enforcement policies as applied to existing laws or by the enactment of new environmental laws and regulations. Moreover, any predictions regarding possible liability are further complicated by the fact that under current environmental laws we could be jointly and severally liable for certain activities of third parties over whom we have little or no control. Although we believe that we are currently in substantial compliance with applicable laws and regulations, we could be subject to fines, penalties or other liabilities or could be adversely affected by existing or subsequently enacted laws or regulations. The principal environmental laws affecting us and our customers are briefly discussed below.

The Resource Conservation and Recovery Act of 1976, as amended ("RCRA"). RCRA and its associated regulations establish a strict and comprehensive regulatory program applicable to hazardous waste. The EPA has promulgated regulations under RCRA for new and existing treatment, storage and disposal facilities including incinerators, storage and treatment tanks, storage containers, storage and treatment surface impoundments, waste piles and landfills. Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit or must obtain interim status from the EPA, or a state agency which has been authorized by the EPA to administer its program, and must comply with certain operating, financial responsibility and closure requirements. RCRA provides for the granting of interim status to facilities that allows a facility to continue to operate by complying with certain minimum standards pending issuance or denial of a final RCRA permit.

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

The Safe Drinking Water Act, as amended (the "SDW Act"), regulates, among other items, the underground injection of liquid wastes in order to protect usable groundwater from contamination. The SDW Act established the Underground Injection Control Program ("UIC Program") that provides for the classification of injection wells into five classes. Class I wells are those which inject industrial, municipal, nuclear and hazardous wastes below all underground sources of drinking water in an area. Class I wells are divided into non-hazardous and hazardous categories with more stringent regulations imposed on Class I wells which inject hazardous wastes. PFTS' permit to operate its underground injection disposal wells is limited to non-hazardous wastewaters.

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

Other Laws. Our activities are subject to other federal environmental protection and similar laws, including, without limitation, the Clean Water Act, the Clean Air Act, the Hazardous Materials Transportation Act and the Toxic Substances Control Act. Many states have also adopted laws for the protection of the environment which may affect us, including laws governing the generation, handling, transportation and disposition of hazardous substances and laws governing the investigation and clean-up of, and liability for, contaminated sites. Some of these state provisions are broader and more stringent than existing federal law and regulations. Our failure to conform our services to the requirements of any of these other applicable federal or state laws could subject us to substantial liabilities which could have a material adverse affect on us, our operations and financial condition. In addition to various federal, state and local environmental regulations, our hazardous waste transportation activities are regulated by the U.S. Department of Transportation, the Interstate Commerce Commission and transportation regulatory bodies in the states in which we operate. We cannot predict the extent to which we may be affected by any law or rule that may be enacted or enforced in the future, or any new or different interpretations of existing laws or rules.

Insurance
We believe we maintain insurance coverage adequate for our needs and which is similar to, or greater than, the coverage maintained by other companies of our size in the industry. There can be no assurances, however, that liabilities which may be incurred by us will be covered by our insurance or that the dollar amount of such liabilities which are covered will not exceed our policy limits. Under our insurance contracts, we usually accept self-insured retentions which we believe appropriate for our specific business risks. We are required by EPA regulations to carry environmental impairment liability insurance providing coverage for damages on a claims-made basis in amounts of at least $1 million per occurrence and $2 million per year in the aggregate. To meet the requirements of customers, we have exceeded these coverage amounts.

Year 2000 Issues
The Year 2000 problem arises because many computer systems were designed to identify a year using only two digits, instead of four digits, in order to conserve memory and other resources. For instance, "1997" would be held in the memory of a computer as "97."

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

We have conducted a review of our computer systems to identify the systems which we anticipated could be effected by the Year 2000 issue and we believe that all such systems were already, or have been converted to be, Year 2000 compliant. Such conversion costs, where required, have not been material and have been expensed as incurred. Pursuant to our Year 2000 planning, we have requested information regarding the computer systems of our key suppliers, customers, creditors, and financial service organizations and have been informed that they are substantially Year 2000 compliant. There can be no assurance, however, that such key organizations are actually Year 2000 compliant and that the Year 2000 issue will not adversely affect the Company's financial position or results of operations. We believe that our expenditures in addressing our Year 2000 issues will not have a material adverse effect on our financial position or results of operations.

Oak Ridge System Contract Award
The Company and East Tennessee Materials and Energy Corp. ("M&EC") entered into a teaming agreement ("M&EC Contract") pursuant to which the Company and M&EC may obtain from customers of the U. S. Department of Energy ("DOE") regarding treatment and disposal of certain types of radioactive, hazardous or mixed waste (waste containing both hazardous and low level radioactive waste) at DOE facilities.

The Company anticipates that, as a member of the team with M&EC in connection with the contracts and finalization of the scope of work documents with M&EC relating to the work to be performed by each of the Company and M&EC under the contracts, it will (i) provide certain of the Company's environmental remediation technologies,
(ii) install equipment necessary to apply the Company's technology, and (iii) supervise certain aspects of the remediation process operations. As of the date of this Report, however, the Company has engaged in only minimal design work in connection with the M&EC Contract. The revenues which will be received by the Company, if any, as a result of the M&EC Contract are subject to a variety of factors and the Company cannot currently estimate what such amount of revenue may be. See "Special Note Regarding Forward Looking Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Oak Ridge System Contract Award."

Proposed Acquisition
During March, 1999, Chemical Conservation Corporation, Chemical Conservation of Georgia, Inc., Chem-Met Services, Inc. (collectively "Chem-Con") and the Company entered into a definitive agreement whereby the Company agreed to acquire Chem-Con in exchange for $7.4 million of Perma-Fix Common Stock. In addition, we agreed to enter into an employment agreement with the president of Chem-Con, who is also one of the principal stockholders of Chem-Con, pursuant to which we would pay such person a total of $1.3 million over a four (4) year period.

Chem-Con's revenues are principally generated from collection, treatment, and recycling of industrial and hazardous waste, including waste oils, water and miscellaneous solid waste. Chemical Conservation Corporation operates a permitted treatment and storage facility and transfer station that also serves as the base for a private trucking fleet; Chemical Conservation of Georgia, Inc. treats hazardous waste and recycles solvents; and, Chem-Met Services, Inc. treats and stabilizes inorganic wastes and maintains a government services division that is focused principally on the Defense Revitalization and Marketing Services (DRMS) market.

The transaction is expected to be closed during the summer of 1999. However, the acquisition is subject to the ability of the parties to, among other things, qualify the acquisition of Chem-Con as a pooling of interests transaction, which means that the merged companies will be treated as if they had always been combined for accounting and financial reporting purposes, the effectiveness of a registration statement covering the shares of Perma-Fix Common Stock to be issued in connection with the acquisition and the approval of the acquisition by the Company's stockholders entitled to vote thereon. See "Management Discussion and Analysis of Financial Condition and Results of Operations" and See Note 5 to Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

Our principal executive offices are in Gainesville, Florida. Our waste management operations are located in Gainesville and Ft. Lauderdale, Florida; Dayton, Ohio; Tulsa, Oklahoma; Albuquerque, New Mexico and Memphis, Tennessee. Our consulting engineering services are located in Tulsa, Oklahoma and St. Louis, Missouri. We also maintain sales offices in Laverne, California and Kansas City, Missouri.

We own five facilities and have an option to purchase another facility at a nominal amount at the end of the lease term, all of which are in the United States. In addition, we lease four properties for office space, one of which also contains a warehouse and one additional property that is utilized strictly as warehouse space, all of which are located in the United States as described above.

We believe that the above facilities currently provide adequate capacity for our operations and that additional facilities are readily available in the regions in which we operate.

ITEM 3.  LEGAL PROCEEDINGS

In May 1995, PFM, a subsidiary of the Company, became aware that the U.S. District Attorney for the Western District of Tennessee and the Department of Justice were investigating certain prior activities of W. & R. Drum, Inc. ("W.R. Drum") its successor, First Southern Container Company, and any other facility owned or operated, in whole or in part, by Johnnie Williams. PFM used W. R. Drum to dispose of certain of its used drums. In May 1995, PFM received a Grand Jury Subpoena which demanded the production of any documents in the possession of PFM pertaining to W. R. Drum, First Southern Container Company, or any other facility owned or operated, and holder in part, by Johnnie Williams. PFM complied with the Grand Jury Subpoena. Thereafter, in September of 1995, PFM received another Grand Jury Subpoena for documents from the Grand Jury investigating W. R. Drum, First Southern Container Company and/or Johnnie Williams. PFM complied with the Grand Jury Subpoena. In December 1995, representatives of the Department of Justice advised PFM that it was also currently a subject of the investigation involving W. R. Drum, First Southern Container Company, and/or Johnnie Williams. Since 1995, the Company has received no new information about this matter.

During January 1998, PFM was notified by the EPA that the EPA had conducted remediation operations at a site owned and operated by W.R. Drum, Inc. in Memphis, Tennessee (the "Drum Site"). By correspondence dated January 15, 1998 ("PRP Letter"), the EPA informed PFM that it believed that PFM was a PRP regarding the remediation of the Drum Site, primarily as a result of acts by PFM prior to the time PFM was acquired by the Company. The PRP Letter estimated the remediation costs incurred by the EPA for the Drum Site to be approximately $1,400,000 as of November 30, 1997, and the EPA has orally informed the Registrant that such remediation has been substantially complete as of such date. During the second quarter of 1998, PFM and certain other PRP's began negotiating with the EPA regarding a potential settlement of the EPA's claims regarding the Drum Site and such negotiations have been completed. During the third quarter of 1998, the government agreed to PFM's offer to pay $225,000 ($150,000 payable at closing and the balance payable over a twelve month period) to settle any potential liability regarding the Drum Site. During January 1999, the Company executed a "Partial Consent Decree" pursuant to this settlement, which settlement is subject to approval of the court. There are no assurances that the settlement will be approved by the court.

In addition to the above matters and in the normal course of conducting our business, we are involved in various other litigation. We are not a party to any litigation or governmental proceeding which our management believes could result in any judgments or fines against us that would have a material adverse affect on our financial position, liquidity or results of operations.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth, as of the date hereof, information concerning the Executive Officers of the Company:

NAME                       AGE               POSITION
____                       ___               _________
Dr. Louis F. Centofanti     55     Chairman of the Board, President
                                   and Chief Executive Officer
Mr. Richard T. Kelecy       43     Chief Financial Officer, Vice
                                   President and Secretary
Mr. Roger Randall           55     Vice President, Industrial Services
Mr. Bernhardt Warren        50     Vice President, Nuclear Services
Mr. Timothy Kimball         53     Vice President, Technical Services

DR. LOUIS F. CENTOFANTI
Dr. Centofanti has served as Chairman of the Board since he joined the Company in February, 1991. Dr. Centofanti also served as President and Chief Executive Officer of the Company from February, 1991 until September, 1995 and again in March, 1996 was elected to serve as President and Chief Executive Officer of the Company and continues as Chairman of the Board. From 1985 until joining the Company, Dr. Centofanti served as Senior Vice President of USPCI, Inc., a large hazardous waste management company, where he was responsible for managing the treatment, reclamation and technical groups within USPCI. In 1981, he founded PPM, Inc., a hazardous waste management company specializing in the treatment of PCB contaminated oils which was subsequently sold to USPCI. From 1978 to 1981, Dr. Centofanti served as Regional Administrator of the U.S. Department of Energy for the southeastern region of the United States. Dr. Centofanti has a Ph.D. and a M.S. in Chemistry from the University of Michigan, and a B.S. in Chemistry from Youngstown State University.

MR. RICHARD T. KELECY
Mr. Kelecy was elected Chief Financial Officer in September 1995. He previously served as Chief Accounting Officer and Treasurer of the Company since July 1994. From 1992 until June 1994, Mr. Kelecy was Corporate Controller and Treasurer for Quadrex Corporation. From 1990 to 1992 Mr. Kelecy was Chief Financial Officer for Superior Rent-a-Car, and from 1983 to 1990 held various positions at Anchor Glass Container Corporation including Assistant Treasurer. Mr. Kelecy holds a B.A. in Accounting and Business Administration from Westminster College.

MR. ROGER RANDALL
Mr. Randall has served as Vice-President/General Manager of PFD since its acquisition by the Company in June, 1994 and was elected to the position of Vice President Industrial Services of the Company in December 1997. From June, 1992 to June, 1994, Mr. Randall served as General Manager of the Dayton facility under the ownership of Quadrex Corporation. From 1982 to June, 1992, Mr. Randall served a variety of management roles at the Dayton facility, ranging from Operations Manager to Chairman of the Board and Chief Executive Officer under the ownership of Clark Processing, Inc. Previous to his involvement with the waste management industry, Mr. Randall spent 17 years in public education serving a variety of administrative roles. He has a B.S. from Wittenberg University and an M.A. from Wright State University.

MR. BERNHARDT WARREN
Mr Warren has served as Vice President/General Manager of PFF since 1996 and was elected to the position of Vice President Nuclear Services of the Company in December 1997. From 1992 to 1996, Mr. Warren provided contractual consulting services for PFF and other companies through Applied Environmental Consulting, Inc., of which Mr. Warren is Owner and President. From 1982 to 1992, Mr. Warren served a variety of management roles at the Florida facility under the ownership of Quadrex Corporation. He was involved in radioactive materials and radioactive waste management from 1973 to 1982, when he was Manager of Radioactive Materials Licensing Program for the State of Florida. He has a B.S. degree in biology from Florida Southern College, a Master of Public Administration from Florida State University and graduated from the United States Nuclear Regulatory Commission sponsored Oak Ridge Associated University program. Mr. Warren has authored more than a dozen technical papers and has achieved Master Level as a Certified Hazardous Materials Manager.

MR. TIMOTHY KIMBALL
Mr. Kimball has served as Vice President of PFI and PFNM since January, 1991 and was elected to the position of Vice President Technical Services of the Company in December 1997. He previously served as the Hazardous Waste Coordinator and Technical Representative for Rinchem Company, Inc. from 1985 to 1991. He also served a variety of management roles ranging from Planning Director, Partner and President, as well as Technical and Research Assistant for the University of New Mexico. He has a B.A. in Political Science and Public Administration from the University of Louisville, and an M.A. in Anthropology from the University of New Mexico.

                             PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Our Common Stock, with a par value of $.001 per share, is traded on the NASDAQ SmallCap Market ("NASDAQ") and the Boston Stock Exchange
("BSE") under the symbol "PESI" on NASDAQ and "PES" on the BSE.
Effective December 1996, our Common Stock also began trading on the Berlin Stock Exchange under the symbol "PES.BE." The following table sets forth the high and low bid prices quoted for the Common
Stock during the periods shown. The source of such quotations and information is the NASDAQ Stock market statistical summary reports:

                                        1998                     1997
                                  __________________       _________________
                                  Low          High        Low          High
                                  _____        _____       ____         _____

Common Stock:  1st Quarter        1 25/32      2 1/2       1 1/8       1 3/8
               2nd Quarter        1 7/16       2 1/32      2 3/16      2 5/16
               3rd Quarter        1 3/8        2 25/32     1 15/16     2
               4th Quarter        1 1/32       2 7/32      2 1/16      2 1/4

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups or commissions and may not represent actual transactions.

As of December 31, 1998, there were approximately 191 shareholders of record of our Common Stock, including brokerage firms and/or clearing houses holding shares of our Common Stock for their clientele (with each brokerage house and/or clearing house being considered as one holder). However, the total number of beneficial shareholders as of January 20, 1999, was approximately 1,645.

Since our inception, we have not paid any cash dividends on our Common Stock and have no dividend policy. Our loan agreement prohibits paying any cash dividends on our Common Stock without prior approval.

In addition to the securities sold by us during 1998, as reported in the Company's Forms 10-Q for the quarters ended June 30, 1998 and September 30, 1998, which were not registered under the Securities Act of 1933, as amended ("Securities Act"), we sold or issued during 1998 the following securities which were also not registered under the Act:

     1. During 1998, we issued RBB Bank Aktiengesellschaft, located in Graz, Austria, 116,555 shares of the Company's
          Common Stock in payment of accrued and unpaid dividends in the Company's Series 3 Class C Convertible Preferred
          Stock ("Series 3 Preferred"), in accordance with the terms of the Series 3 Preferred. The following shares of Common Stock were issued to RBB Bank during 1998 in payment of the accrued and unpaid dividends in the Series
          3 Preferred:

                                 Number of
                   Amount        Shares of        Date of
                 of Dividend    Common Stock      Issuance
                 ___________    ____________      _________
                 $ 121,000         54,528          1/22/98
                   119,000         62,027          7/24/98

          The issuance of the above described shares of Common Stock in payment of accrued and unpaid dividends in the Series 3 Preferred, were issued pursuant to an exemption from registration under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act. These have been registered for resale in our Form S-3 Registration Statement No. 333-14513.

     2. During 1998, we issued RBB Bank Aktiengesellschaft, located in Graz, Austria, 17,420 shares of the Company's
          Common Stock in payment of accrued and unpaid dividends

          in the Company's Series 8 Class H Convertible Preferred
          Stock ("Series 8 Preferred"), in accordance with the terms of the Series 8 Preferred. The shares of Common
          Stock issued to RBB Bank during 1998 in payment of the accrued and unpaid dividends in the Series 8 Preferred are shown in the following table:

                                Number of
                   Amount       Shares of        Date of
                of Dividend    Common Stock      Issuance
                ___________    ____________      _________
                $  33,000         17,420          7/24/98

          The issuance of the above described shares of Common Stock in payment of accrued and unpaid dividends in the Series 8 Preferred, were issued pursuant to an exemption from registration under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act.

     3.   During 1998, we issued The Infinity Fund L.P., located in
          Atlanta, Georgia, 2,439 shares of the Company's Common
          Stock in payment of accrued and unpaid dividends in the Company's Series 9 Class I Convertible Preferred Stock
          ("Series 9 Preferred"), in accordance with the terms of the Series 9 Preferred. The shares of Common Stock issued to The Infinity Fund L.P. during 1998 in payment of the accrued and unpaid dividends in the Series 9
          Preferred are shown in the following table:

                                Number of
                  Amount        Shares of        Date of
                of Dividend    Common Stock      Issuance
                ___________    ____________      _________
                $   5,000         2,439           7/24/98

          The issuance of the above described shares of Common Stock in payment of accrued and unpaid dividends in the Series 9 Preferred, were issued pursuant to an exemption from registration under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The financial data included in this table has been derived from our consolidated financial statements. Financial statements for the year ended December 31, 1998, 1997, 1996, 1995, and 1994 have been audited by BDO Seidman, LLP.

Statement of Operations Data:
(Amounts in Thousands,
Except for Share
Amounts)                               December 31,
                        ____________________________________________________
                         1998      1997       1996        1995       1994(2)
                        _______   _______    _______     _______     _______
Revenues(4)             $ 30,551  $ 28,413   $ 27,041   $ 31,477     $ 23,522
Net income (loss)
   from continuing
   operations                462       192         27    (3,494)       (1,201)
Net loss from discon-
   tinued operations           -    (4,101)      (287)   (5,558)(3)      (315)
Preferred Stock
   dividends              (1,160)   (1,260)(5) (2,145)(5)      -            -
Net loss applicable
   to Common Stock
   from continuing
   operations               (698)   (1,068)(5) (2,118)(5) (3,494)      (1,201)
Net loss per common
   share from contin-
   uing operations(1)       (.06)     (.10)(5)   (.24)(5)   (.44)        (.20)
Weighted average number
   of common shares
   outstanding(1)         12,028     10,650      8,761     7,872        5,988

Balance Sheet Data:
                                        December 31,
                        ______________________________________________________
                         1998          1997       1996       1995       1994(2)
                        _______      _______     _______   _______     _______
Working capital
  (deficit)             $   372      $   754     $  (773)  $(9,372)   $  (705)
Total assets             28,748       28,570      29,036    28,873     35,067
Long-term debt            3,042        4,981       6,360     8,478      6,041
Total liabilities        12,795       16,376      16,451    20,935     18,105
Stockholders' equity     15,953       12,194      12,585     7,938     16,962

(1) Net loss per share for the fiscal year ended December 31, 1994 has been restated, in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share," to reflect the issuance of contingent shares to Quadrex during 1995. As of December 31, 1997, the Company applied SFAS 128, the new standard of computing and presenting earnings per share. The adoption of SFAS 128 did not have a material effect on the Company's EPS presentation since the effects of potential common shares are antidilutive.

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

(5) In March 1997, the Securities and Exchange Commission, ("Commission") announced its position on the accounting for Preferred Stock which is or may be convertible in Common Stock at a discount from the market rate on the date of issuance of such Preferred Stock. The Commission's position pursuant to Emerging Issues Task Force ("EITF") D-60 regarding beneficial conversion features is that a Preferred Stock dividend should be recorded for the difference between the conversion price and quoted market price of Common Stock as determined on the date of issuance of such Preferred Stock. To comply with this position, we restated our 1996 consolidated financial statements to reflect a dividend of approximately $2 million related to the fiscal 1996 sales of Convertible Preferred Stock. As a result, the amount noted in this table as our net loss applicable to Common Stock for 1996 reflects the restated amount from the previously reported net loss applicable to Common Stock of $405,000 and the amount noted in this table as our net loss per share of Common Stock for 1996 reflects the restated amount from the previously reported net loss per share of Common Stock of ($.05). Pursuant to the Commission's position regarding EITF D-60 and EITF D-42, we restated our 1997 consolidated financial statements to reflect a dividend of approximately $908,000 ($195,000 attributable to warrants) related to the fiscal 1997 sales and subsequent exchanges of Convertible Preferred Stock, of which approximately $111,000 was attributable to the quarter ended
     June 30, 1997, and approximately $797,000 was attributable to the quarter ended September 30, 1997. The impact of the restatement on the second and third quarters of 1997 and the year ended
     December 31, 1997, is shown as follows (amounts in thousands, except for share amounts):


                        As Originally Reported               As Amended
                     ___________________________   ___________________________
                     Quarter Ended    Year Ended    Quarter Ended   Year Ended
                     ________________ __________   ________________  _________
                     6/30/97  9/30/97  12/31/97    6/30/97  9/30/97  12/31/97
                     _______  _______  ________    _______  _______  _________

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

Management's discussion and analysis is based, among other things, upon our audited consolidated financial statements and includes the accounts of the Company and our wholly-owned subsidiaries, after elimination of all significant inter-company balances and transactions.

Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this report.

The reporting of financial results and pertinent discussions are tailored to two reportable segments: Waste Management Services and Consulting Engineering Services.

Below are the results of operations for our years ended
December 31, 1998, 1997 and 1996 (amounts in thousands, except for share amounts):

(Consolidated)      1998       %         1997      %        1996       %
______________     _______   _____     _______   _____     _______   _____
Net Revenue       $30,551    100.0     $28,413   100.0     $27,041   100.0
Cost of goods
  sold             21,064     68.9      19,827    69.8      18,912    69.9
                  _______    _____     _______   _____      _______  _____
  Gross Profit      9,487     31.1       8,586    30.2       8,129    30.1

Selling, general
  and administra-
  tive              6,847     22.4       5,682    20.0       5,942    22.0
Depreciation and
  amortization      2,109      6.9       1,980     7.0       2,083     7.7

Other income
  (expense):
  Interest income      35       .1          41      .1          43      .2
  Interest expense   (294)    (1.0)       (431)   (1.5)       (643)   (2.4)
  Other               190       .6        (342)   (1.2)        523     1.9
                  ________   ______    ________  ______    ________  ______
Net income from
  continuing
  operations          462      1.5         192       .6         27       -
Loss from discon-
  tinued opera-
  tions(2)              -        -      (4,101)   (14.4)      (287)    (1.1)
Preferred Stock
  dividends        (1,160)    (3.8)     (1,260)(1) (4.4)    (2,145)(1) (7.9)
                   ________  ______    ________   ______    _________  ______

Net loss applic-
  able to Common
  Stock           $  (698)    (2.3)    $(5,169)(1) (18.2)  $(2,405)(1)  (8.9)
                   ========   ======    =======    ======   ========   ======

Net loss per
  Common share    $  (.06)       -      $  (.49)       -   $  (.27)        -
                   ========   ======    ========   ======   ========   ======

(1) In March 1997, the Securities and Exchange Commission ("Commission") announced its position on the accounting for Preferred Stock which is convertible into Common Stock at a discount from the market rate on the date of issuance of such Preferred Stock. The Commission's position pursuant to EITF D-60 regarding beneficial conversion features is that a Preferred Stock dividend should be recorded for the difference between the conversion price and quoted market price of Common Stock as determined on the date of issuance of such Preferred Stock. To comply with this position, we restated our 1996 consolidated financial statements to reflect a dividend of approximately $2 million related to the fiscal 1996 sales of Convertible Preferred Stock. As a result, the amount noted in this table as our net loss applicable to Common Stock for 1996 reflects the restated amount from the previously reported net loss applicable to Common Stock of $405,000 and the amount noted in this table as our net loss per share of Common Stock for 1996 reflects the restated amount from the previously reported net loss per share of Common Stock of ($.05). Pursuant to the Commission's position regarding EITF D-60 and EITF D-42, we restated our 1997 consolidated financial statements to reflect a dividend of approximately $908,000 ($195,000 attributable to warrants) related to the fiscal 1997 sales and subsequent exchanges of Convertible Preferred Stock, of which approximately $111,000 was attributable to the quarter ended June 30, 1997, and approximately $797,000 was attributable to the quarter ended September 30, 1997. The impact of the restatement on the second and third quarters of 1997 and the year ended December 31, 1997, is shown as follows (amounts in thousands, except for share amounts):

                        As Originally Reported               As Amended
                      ___________________________   ___________________________
                       Quarter Ended   Year Ended    Quarter Ended   Year Ended
                      ________________ __________   ________________  _________
                      6/30/97  9/30/97  12/31/97    6/30/97  9/30/97  12/31/97
                      _______  _______  ________    _______  _______  ________
Preferred Stock
   Dividends          $    82  $   99   $   352     $   193  $   896   $ 1,260
Net Loss Applicable
   to Common Stock       (525)     58    (4,261)       (636)    (739)   (5,169)
Net Loss Per Share       (.05)    .01      (.40)       (.06)    (.07)     (.49)

(2) On January 27, 1997, an explosion and resulting tank fire occurred at the PFM facility located in Memphis, Tennessee, which resulted in damage to certain hazardous waste storage tanks located on the facility, and caused certain limited contamination at the facility. Due to the nature of the loss, the significant disruption and limited operating activities at the facility, we made a strategic decision in February 1998, to discontinue our fuel blending operations at PFM, which comprised virtually all of the revenue producing operations of PFM. See "Business" and Note 4 to Notes to Consolidated Financial Statements and to "Discontinued Operations" in this section for further discussion on PFM. Hereafter, PFM will be referred to as a discontinued operation, and excluded from the discussions on the operating results of the continuing operations.

Summary -- Years Ended December 31, 1998 and 1997
Consolidated net revenues increased $2,138,000, or 7.5% for continuing operations for the year ended December 31, 1998, compared to the year ended December 31, 1997. This increase is attributable to the growth in the wastewater treatment market at PFTS, which totaled approximately $1,283,000 and the growth in the oily wastewater and field services markets at PFFL, which totaled approximately $1,168,000. Partially offsetting these increases was a decrease in the consulting engineering segment of approximately $287,000 and a decrease in on-site treatment of approximately $357,000.

Cost of goods sold increased $1,237,000, or 6.2% for the year ended December 31, 1998, compared to the year ended December 31, 1997.
This increase in cost of goods sold reflects principally the increased operating, disposal, and transportation costs corresponding to the increased revenues as discussed above.

Gross profit for the year ended December 31, 1998, increased to $9,487,000, which as a percentage of revenue is 31.1%, reflecting a slight improvement over 1997.

Selling, general and administrative expenses increased $1,165,000 or 20.5% for the year ended December 31, 1998, as compared to 1997. As a percentage of revenue, selling, general and administrative expenses also increased to 22.4% for the year ended December 31, 1998, compared to 20.0% for the same period of 1997. This increase reflects an increase in costs of approximately $53,000 in the consulting engineering segment, approximately $983,000 increase in costs in the waste management segment, and an increase of approximately $129,000 in corporate overhead. These increases reflect our efforts to continue to research and develop new markets, products and technologies that will allow us to become more profitable.

Depreciation and amortization expense for the year ended December 31, 1998, reflects an increase of approximately $129,000 or 6.5% as compared to the year ended December 31, 1997. This increase is attributable to the capitalization and subsequent depreciation of completed capital asset projects in 1998. Amortization expense increased approximately $45,000 for the year ended December 31, 1998, as a result of new capitalized permitting costs and their subsequent current year amortization and the additional amortization of goodwill resulting from the 1998 acquisition of Action Environmental.

Interest expense decreased approximately $137,000 from the year ended December 31, 1998, as compared to the corresponding period of 1997. This decrease reflects reduced borrowing levels on the Congress Financial revolver and term note.

The Preferred Stock dividends include the dividends recognized upon the issuance of new series' of Preferred Stock due to the beneficial conversion feature and dividends paid on a semi-annual basis on outstanding Preferred Stock, which on a combined basis decreased approximately $100,000, for the year ended December 31, 1998, as compared to the year ended December 31, 1997. Pursuant to EITF D-60, we restated our 1997 consolidated financial statements to record a dividend of approximately $908,000 related to the fiscal 1997 sales of certain series of Convertible Preferred Stock. Pursuant to EITF D-60 and D-42, we have recorded a dividend of approximately $750,000 related to the fiscal 1998 sales of certain series of Convertible Preferred Stock. However, Preferred Stock dividends paid during 1998 were approximately $410,000 as compared to approximately $352,000 during 1997. This increase of approximately $58,000 is due to the issuance of the new Series 10 Preferred Stock issued in July 1998. See Note 6 to Notes to Consolidated Financial Statements regarding the issuance of Preferred Stock. See Note 3 to Notes to Consolidated Financial Statements regarding the restatements due to the beneficial conversion features of our various issuances of Preferred Stock.

Summary -- Years Ended December 31, 1997 and 1996
Consolidated net revenues increased $1,372,000, or 5.1% for continuing operations for the year ended December 31, 1997, compared to the year ended December 31, 1996. This increase is attributable to the waste management industry segment, which experienced an increase in revenues of approximately $2,259,000 during 1997, as compared to 1996. Our four (4) TSD's all experienced increased revenues during 1997, which in the aggregate totaled approximately $3,042,000 and were principally attributable to growth in the wastewater and mixed waste markets. The most significant TSD increase occurred at the PFF facility, which recognized a $2,184,000 increase resulting from new mixed waste contracts. Partially offsetting these increases within the waste management industry segment were two (2) sale transactions completed during 1996, whereby we sold our PermaCool Technology which had generated $689,000 in revenue during 1996 and sold our plastic recycling subsidiary (Re-Tech Systems, Inc.) which had generated $129,000 in revenue during 1996. This increase in the waste management industry segment was partially offset by a reduction in revenues of $887,000 in the consulting engineering industry segment. This consulting engineering reduction is partially a result of two one-time projects for 1996, which totaled $396,000 and were not duplicated in 1997, and a significant reduction in the Bartlesville, Oklahoma, three year project that reduced 1997 consulting engineering revenue by approximately $554,000 as compared to 1996.

Cost of goods sold increased $915,000 or 4.8% to a total of $5,682,000 for the year ended December 31, 1997, compared to the year ended December 31, 1996. This consolidated increase in cost of goods sold reflects principally the increased operating, disposal, and transportation costs, corresponding to the increased revenues as discussed above. The resulting gross profit for the year ended December 31, 1997, increased to $8,586,000, which as a percentage of revenue is 30.2%, reflecting a slight improvement over 1996.

Selling, general and administrative expenses decreased $260,000 or 4.4% for the year ended December 31, 1997, as compared to 1996. As a percentage of revenue, selling, general and administrative expense also decreased to 20.0% for the year ended December 31, 1997, compared to 22.0% for the same period in 1996. This decrease of $260,000 reflects a reduction in costs of $168,000 in the consulting engineering industry segment and a $153,000 reduction in costs in the waste management industry segment, which was partially offset by an increase of approximately $61,000 in corporate overhead, for certain outside services. The consolidated reduction in selling, general and administrative expenses reflects our continued efforts toward reduced cost structure throughout the organization.

Depreciation and amortization expense for the year ended December 31, 1997, reflects a decrease of $103,000 or .7% of revenue as compared to the year ended December 31, 1996. This decrease is attributable to a depreciation expense reduction of 47,000 due to the sale of certain assets as a result of our previous restructuring programs and various other assets becoming fully depreciated. Amortization expense reflects a total decrease of $67,000 for the year ended December 31, 1997, as compared to the year ended December 31, 1996, which is a direct result of the "Covenant Not to Compete" having become fully amortized during the first quarter of 1997.

Interest expense decreased $212,000 from year ended December 31, 1997, as compared to the corresponding period of 1996. The decrease in interest expense reflects the reduced borrowing levels on the Heller Financial, Inc. revolving and term note and the Ally Capital Equipment Lease Agreements.

The Preferred Stock dividends decreased $885,000 for the year ended December 31, 1997 as compared to the year ended December 31, 1996. Pursuant to EITF D-60, we previously restated our 1996 consolidated financial statements to record a dividend of approximately $2,000,000 related to the fiscal 1996 sales of certain series of Convertible Preferred Stock and have restated our 1997 consolidated financial statements to record a dividend of approximately $908,000 ($195,000 attributable to warrants) related to the fiscal 1997 sales of certain series of Convertible Preferred Stock. However, dividends paid during 1997 were approximately $352,000 as compared to approximately $145,000 during 1996. This increase of approximately $207,000 is due to the full year of the Series 8 and Series 9 Preferred Stock dividends during 1997. See
Note 6 to Notes to Consolidated Financial Statements regarding the issuance of Preferred Stock. See Note 3 to Notes to Consolidated Financial Statements regarding the restatements due to the beneficial conversion features of our various issuances of Preferred Stock.

Liquidity and Capital Resources of the Company
At December 31, 1998, we had cash and cash equivalents of $776,000, including discontinued operations. This cash and cash equivalents total reflects a increase of $450,000 from December 31, 1997, as a result of net cash provided by continuing operations of $3,428,000, offset by cash used by discontinued operation of $1,594,000, cash used in investing activities of $1,749,000 (principally purchases of equipment, net totaling $1,990,000, partially offset by the proceeds from the sale of property and equipment of $53,000) and cash provided by financing activities of $365,000. Accounts receivable, net of allowances for continuing operations, totaled $5,950,000, an increase of $668,000 over the December 31, 1997, balance of $5,282,000, which reflects the impact of increased revenues during the fourth quarter of 1998, over the same period of 1997.

On January 15, 1998, we, as parent and guarantor, and all of our direct and indirect subsidiaries, as co-borrowers and cross-guarantors, entered into a Loan and Security Agreement ("Agreement") with Congress Financial Corporation (Florida) as lender ("Congress"). The Agreement provides for a term loan in the amount of $2,500,000, which requires principal repayments based on a four-year level principal amortization over a term of 36 months, with monthly principal payments of $52,000. Payments commenced on February 1, 1998, with a final balloon payment in the amount of approximately $573,000 due on January 14, 2001. The Agreement also provides for a revolving loan facility in the amount of $4,500,000. At any point in time the aggregate available borrowings under the facility are subject to the maximum credit availability as determined through a monthly borrowing base calculation, as updated for certain information on a weekly basis, equal to 80% of our eligible accounts receivable accounts as defined in the Agreement. The termination date on the revolving loan facility is also the third anniversary of the closing date. We incurred approximately $230,000 in financing fees relative to the solicitation and closing of this loan agreement (principally commitment, legal and closing fees) which are being amortized over the term of the Agreement.

Pursuant to the Agreement, the term loan and revolving loan both bear interest at a floating rate equal to the prime rate plus 1 3/4%. The loans also contain certain closing, management and unused line fees payable throughout the term. The loans are subject to a 3.0% prepayment fee in the first year, 1.5% in the second and 1.0% in the third year of the Agreement.

As security for the payment and performance of the Agreement, we granted a first security interest in all of our and our subsidiaries' accounts receivable, inventory, general intangibles, equipment and other assets, as well as the mortgage on two (2) facilities owned by our subsidiaries. The Agreement contains affirmative covenants including, but not limited to, certain financial statement disclosures and certifications, management reports, maintenance of insurance and collateral. The Agreement also contains an Adjusted Net Worth financial covenant, as defined in the Agreement, of $3,000,000. Under the Agreement, we are limited to granting liens on our equipment, including capitalized leases, (other than liens on the equipment to which Congress has a security interest) in an amount not to exceed $2,500,000 in the aggregate at any time outstanding.

The proceeds of the Agreement were utilized to repay in full on January 15, 1998, the outstanding balance of the Heller Financial, Inc. ("Heller") Loan and Security Agreement which was comprised of a revolving loan and term loan, and to repay and buyout all assets under the Ally Capital Corporation ("Ally") Equipment Financing Agreements. The balance of the revolving and term loans on January 15, 1998, as repaid pursuant to the Congress agreement, was $2,289,000. The outstanding balance, which was principal on the Ally Equipment Financing Agreement was $624,000, repaid pursuant to the Congress Agreement. In conjunction with the above debt repayments, we also repaid a small mortgage, paid certain fees, taxes and expenses, resulting in an initial Congress term loan of $2,500,000 and revolving loan balance of $1,705,000 as of the date of closing. We recorded the December 31, 1997, Heller and Ally debt balances as though the Congress transaction had been closed as of December 31, 1997. As a result of this transaction, and the repayment of the Heller and Ally debt, the combined monthly debt payments were reduced from approximately $104,000 per month to $52,000 per month.

As of December 31, 1998, the borrowings under the Congress revolving loan facility totaled $97,000 with borrowing availability of approximately $4,009,000. The balance under the Congress term loan at December 31, 1998, was $1,927,000.

During June 1998, we entered into a master security agreement and secured promissory note in the amount of approximately $317,000 for the purchase and financing of certain capital equipment at the Perma-Fix of Florida, Inc. facility. The term of the promissory note is for sixty (60) months, at a rate of 11.58% per annum and monthly installments of approximately $7,000. We subsequently entered into a second secured promissory note in the amount of approximately $207,000 for the purchase and financing of certain capital equipment. The term of the promissory note is for sixty
(60) months, at a rate of 10.54% per annum and monthly installments of approximately $4,000.

At December 31, 1998, we had $3,014,000 in aggregate principal amount of outstanding debt, related to continuing operations, as compared to $4,865,000 at December 31, 1997. This decrease in outstanding debt of $1,851,000 during 1998 reflects the reduced borrowing levels on the revolving loan resulting from the proceeds from issuance of Preferred Stock, positive cash flow of the operations, and the scheduled principal repayments on other long-term debt of $320,000, partially offset by the new debt and capital lease obligations secured during the year of $564,000. As of December 31, 1998, we had $28,000 in aggregate principal amounts of outstanding debt related to PFM discontinued operations, of which $24,000 is classified as current.

As of December 31, 1998, total consolidated accounts payable for continuing operations was $2,422,000, an increase of $159,000 from the December 31, 1997, balance of $2,263,000, which resulted from the increased business activity at year end. This December 1998 balance does however also reflects a reduction of $205,000 in the balance of payables in excess of sixty (60) days, to a total of $403,000.

Our net purchases of new capital equipment for continuing operations for the twelve month period ended December 31, 1998, totaled approximately $2,554,000. These expenditures were for expansion and improvements to the operations principally within the waste management industry segment. These capital expenditures were principally funded by the cash provided by continuing operations, the proceeds from the issuance of Preferred Stock, as discussed below, and $564,000 through various other lease financing sources. We have budgeted capital expenditures of approximately $2,500,000 for 1999, which includes completion of certain current projects, as well as other identified capital and permit compliance purchases. We anticipate funding these capital expenditures by a combination of lease financing with lenders other than the equipment financing arrangement discussed above, and/or internally generated funds.

On or about June 30, 1998, the Company issued 3,000 shares of newly created Series 10 Class J Convertible Preferred Stock ("Series 10 Preferred"), as further discussed in Note 6 to Consolidated Financial Statements and Item 2 "Changes in Securities and Use of Proceeds." The Company received net proceeds of $2,653,000 (after deduction of the payment of $210,000 for broker's commission and certain other closing costs, but prior to the Company's legal fees and other costs in connection with the sale of the Series 10 Preferred and the registration of the Common Stock issuable upon conversion of such Preferred Stock) for the sale of the Series 10 Preferred. Each share of Series 10 Preferred sold for $1,000 per share and has a liquidation value of $1,000 per share. The Company utilized the proceeds received on the sale of Series 10 Preferred for working capital and/or to reduce the outstanding balance of its revolving credit facility, subject to the Company reborrowing under such credit facility.

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

As of December 31, 1998, there are certain events, which may have a material impact on the Company's liquidity on a short-term basis. The Company's Board of Directors has authorized the repurchase of up to 500,000 shares of the Company's Common Stock from time to time in the open market or privately negotiated transactions, in accordance with SEC Rule 10b-18, as promulgated under the Exchange Act, of which we repurchased 23,000 shares during 1998 and if the remaining authorized shares were purchased as of the date of the report such would result in the expenditure of approximately $600,000 in cash. The Company anticipates funding these activities from cash provided by continuing operations and borrowings under the Company's revolving credit facility.

The working capital position at December 31, 1998, was $372,000, as compared to $754,000 at December 31, 1997, which reflects a decrease in this position of $382,000 during 1998. This change in current working capital principally reflects our continued repayment of long term debt, including the revolving loan, from the current cash flow from operations, resulting in our overall reduced borrowing levels, which includes a revolving loan balance of only $97,000 at December 31, 1998 as compared to $2,652,000 at December 31, 1997. Additionally, we continue to invest current cash proceeds into the long term capital improvements of our operating facilities, with the 1998 purchases of property and equipment totaling $1,990,000, which exceeds the 1997 total by $486,000.

During 1998, accrued dividends for the period July 1, 1997, through December 31, 1997, in the amount of approximately $183,000 were paid in January 1998, in the form of 85,216 shares of Common Stock. Dividends for the period January 1, 1998, through June 30, 1998, of approximately $176,000 were paid in the form of 90,609 shares of Common Stock. The accrued dividends for the period July 1, 1998, through December 31, 1998, in the amount of approximately $235,000 were paid in January 1999, in the form of $121,000 in cash and 85,802 shares of Common Stock. It is the present intention of the Company to pay any dividends declared by the Company's Board of Directors on its outstanding shares of Preferred Stock in Common Stock of the Company.

During January 1998, PFM was notified by the EPA that it believed that PFM was a PRP regarding the remediation of a site owned and operated by W.R. Drum, Inc. ("WR Drum") in Memphis, Tennessee (the "Drum Site"), as further discussed in Item 3 "Legal Proceedings." During the third quarter of 1998, the government agreed to PFM's offer to pay $225,000 ($150,000 payable at closing and the balance payable over a twelve month period) to settle any potential liability regarding this Drum Site. During January 1999, the Company executed a "Partial Consent Decree" pursuant to this settlement, which settlement is subject to approval of the court. It is anticipated that the settlement will be approved and the initial payment of $150,000 will be made during the second quarter of 1999. However, there are no assurances that the settlement will be approved by the court.

In summary, we have continued to take steps to improve our operations and liquidity as discussed above, including the equity raised in 1998. If we are unable to continue to improve our operations and to become profitable in the foreseeable future, such would have a material adverse effect on our liquidity position.

Discontinued Operations
On January 27, 1997, an explosion and resulting tank fire occurred at the PFM facility, a hazardous waste storage, processing and blending facility, which resulted in damage to certain hazardous waste storage tanks located on the facility and caused certain limited contamination at the facility. Such occurrence was caused by welding activity performed by employees of an independent contractor at or near the facility's hazardous waste tank farm contrary to instructions by PFM. The facility was non-operational from the date of this event until May 1997, at which time it began limited operations. During the remainder of 1997, PFM continued to accept waste for processing and disposal, but arranged for other facilities owned by us or our subsidiaries or others not affiliated with us to process such waste. The utilization of other facilities to process such waste resulted in higher costs to PFM than if PFM were able to store and process such waste at its Memphis, Tennessee, TSD facility, along with the additional handling and transportation costs associated with these activities. As a result of the significant disruption and the cost to rebuild and operate this segment, we made a strategic decision, in February 1998, to discontinue the fuel blending operations at PFM. The fuel blending operations represented the principal line of business for PFM prior to this event, which included a separate class of customers, and its discontinuance has required PFM to attempt to develop new markets and customers, through the utilization of the facility as a storage facility under its RCRA permit and as a transfer facility. Accordingly, during the fourth quarter of 1997, the Company recorded a loss on disposal of discontinued operations of $3,053,000, which included $1,272,000 for impairment of certain assets and $1,781,000 for the establishment of certain closure liabilities.

The net loss from the discontinued PFM operations for the years ended December 31, 1997 and 1996 ($1,048,000, and $287,000, respectively) are shown separately in the Consolidated Statements of Operations. The results of the discontinued PFM operations do not reflect management fees charged by us, but do include interest expense of $254,000 and $169,000 during 1997 and 1996, respectively, specifically identified to PFM as a result of PFM's actual incurred debt under our revolving and term loan credit facility. The operating expenses incurred during 1998, totaling $653,000, relate to the closure and remedial activities performed, and have been recorded to the accrued environmental reserve.
During March of 1998, we received a settlement in the amount of $1,475,000 from its insurance carrier for the business interruption claim. This settlement was recognized as a gain in 1997 and thereby reducing the net loss recorded for the discontinued PFM operations in 1997. Earlier in 1997, PFM received approximately $522,000 (less its deductible of $25,000) in connection with its claim for loss of contents as a result of the fire and explosion which was utilized to replace certain assets and reimburse us for certain fire related expense.

The accrued environmental and closure costs related to PFM totals $2,501,000 as of December 31, 1998, a decrease of $1,359,000 from the December 31, 1997, accrual balance. This reduction was principally a result of the specific costs related to the decomissioning and closure of the fuel blending tank farm and related processing equipment ($428,000), general closure and remedial activities, including groundwater remediation and agency and investigative activities, ($278,000), and the general operating losses, including indirect labor, materials and supplies, incurred in conjunction with the above actions ($653,000). The remaining liability represents the best estimate of the cost to complete the groundwater remediation at the site of approximately $980,000 (See
Note 9 to the Notes to Consolidated Financial Statements), the costs to complete the facility closure activities (including agency and investigative activities) totaling approximately $946,000, future operating losses to be incurred by PFM as it completes such closure and remedial activities over the next five (5) to ten (10) year period ($350,000) and the potential PRP liability of $225,000 as further discussed in Note 12 to the Notes to Consolidated Financial Statements

Revenues of the discontinued PFM operations were $1,878,000 in 1997 and $3,996,000 in 1996. These revenues are not included in revenues as reported in the Consolidated Statements of Operation.
See Note 4 to Notes to Consolidated Financial Statements for further discussion on PFM.

Environmental Contingencies
We are engaged in the waste management services segment of the pollution control industry. As a participant in the on-site treatment, storage and disposal market and the off-site treatment and services market, we are subject to rigorous federal, state and local regulations. These regulations mandate strict compliance and therefore are a cost and concern to us. Because of their integral role in providing quality environmental services, we make every reasonable attempt to maintain complete compliance with these regulations; however, even with a diligent commitment, we, along with many of our competitors, may be required to pay fines for violations or investigate and potentially remediate our waste management facilities.

We routinely use third party disposal companies, who ultimately destroy or secure landfill residual materials generated at our facilities or at a client's site. We, compared to certain of our competitors, dispose of significantly less hazardous or industrial by-products from our operations due to rendering material non-hazardous, discharging treated wastewaters to publicly-owned treatment works and/or processing wastes into saleable products. In the past, numerous third party disposal sites have improperly managed wastes and consequently require remedial action; consequently, any party utilizing these sites may be liable for some or all of the remedial costs. Despite our aggressive compliance and auditing procedures for disposal of wastes, we could, in the future, be notified that we are a PRP at a remedial action site, which could have a material adverse effect.

In addition to budgeted capital expenditures of $2,500,000 for 1999 at the TSD facilities, which are necessary to maintain permit compliance and improve operations, as discussed above under "Business -- Capital Spending, Certain Environmental Expenditures" and "Liquidity and Capital Resources of the Company" of this Management's Discussion and Analysis, we have also budgeted for 1999 an additional $437,000 in environmental expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at two locations. As previously discussed under "Business -- Capital Spending, Certain Environmental Expenditures and Potential Environmental Liabilities," the two locations where these expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, and PFM's facility in Memphis, Tennessee. We have estimated the expenditures for 1999 to be approximately $222,000 at the EPS site and $215,000 at the PFM location. Additional funds will be required for the next five to ten years to properly investigate and remediate these sites. We expect to fund these expenses to remediate these two sites from funds generated internally, however, no assurances can be made that we will be able to do so.

Oak Ridge System Contract Award
The Company and M&EC entered into the M&EC Contract pursuant to which the Company and M&EC agreed to act as a team in the performance of certain contracts that either the Company or M&EC may obtain from customers of the DOE regarding treatment and disposal of certain types of radioactive, hazardous or mixed waste (waste containing both hazardous and low level radioactive waste) at DOE facilities.
In connection with proposals relating to the treatment and disposal of mixed waste at DOE's Oak Ridge, Tennessee system ("Oak Ridge"), M&EC and the Company made a joint proposal to DOE, with M&EC to act as the team leader. In August 1998 M&EC, as the team leader, was awarded three contracts ("Oak Ridge Contracts") by Bechtel
Jacobs Company, LLC, the government-appointed manager of the environmental program for Oak Ridge, to perform certain treatment and disposal services relating to Oak Ridge. The Oak Ridge
Contracts were issued by DOE based on proposals by M&EC and the Company.

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

The Company anticipates that, as a member of the team with M&EC in connection with the Oak Ridge Contracts and finalization of the scope of work documents with M&EC relating to the work to be performed by each of the Company and M&EC under the Oak Ridge Contracts, it will (i) provide certain of the Company's environmental remediation technologies,
(ii) install equipment necessary to apply the Company's technology, and (iii) supervise certain aspects of the remediation process operations. In addition, the teaming agreement provides that M&EC will purchase all of the equipment necessary to perform the Oak Ridge Contracts. The Company anticipates that work, if any, under the Oak Ridge Contracts will begin during the later part of 1999. There are no assurances that the Company and M&EC will complete the scope of work documents. The Company also anticipates that a substantial portion of any work performed under the Oak Ridge Contracts will be performed at M&EC's facility at Oak Ridge currently under development as of the date of this Report. The DOE estimates that the Oak Ridge Contracts have the potential to generate up to $100 million in gross revenues over an estimated time span of more than five years. As of the date of this Report, however, the Company cannot estimate (i) the amount of work or revenues, if any, which will be received by M&EC under the Oak Ridge Contracts, (ii) the percentage or amount of work received by M&EC under the Oak Ridge Contracts which will be performed by the Company, or (iii) the ultimate profitability, or lack of profitability, of the Oak Ridge Contracts for the Company.
See "Special Note Regarding Forward Looking Statements" and "Business-- Oak Ridge System Contract Award."

Proposed Acquisition
During March 1999, the Company, Chemical Conservation Corporation (Florida), Chemical Conservation of Georgia, Inc. and Chem-Met Services, Inc. (Collectively "Chem-Con") entered into a definitive agreement whereby PESI agreed to acquire all of the outstanding shares of Common Stock of Chem-Con in exchange for $7.4 million in the Company's Common Stock, with the number of shares of the Company's Common Stock to be issued determined by dividing $7.4 million by the average closing price per share of the Company's

Common Stock as quoted on the NASDAQ for the five (5) trading days immediately preceding the date of closing. The Company would, at the closing of the acquisition, enter into a four year employment agreement with an executive of Chem-Con in the approximate amount of $1.3 million. We expect that the merger will be accounted for as a pooling of interests, which means that we will treat our companies as if they had always been combined for accounting and financial reporting purposes. The transaction is expected to be closed during the second quarter of 1999, subject to the ability of the parties to, among other things, qualify the Acquisition as a pooling of interests transaction, which means that the merged companies will be treated as if they had always been combined for accounting and financial reporting purposes and to obtain approval of the Acquisition by the Company's stockholders entitled to vote thereon.

No assurances can be made that the Acquisition will occur, or if such Acquisition occurs, that such Acquisition would be on the same terms as described above.

Chem-Con reported audited combined net revenues of approximately
$21.8 million and audited combined net income of approximately
$480,000 for fiscal year ended September 30, 1998.

Upon closure of the proposed acquisition, the Company will be required to pay approximately $900,000 for the settlement of certain environmental contingencies and $360,000 in connection with the settlement of another claim against Chem-Con. In addition, the facilities of Chem-Con located in Michigan and Georgia are contaminated in certain aspects and, as a result of such contamination and based upon the Company's due diligence, the Company believes such remediation costs, which will be incurred over a ten year period, will not in the aggregate exceed $3.8 million. The Company will also be required to replace Chem-Con's financing facility which totaled approximately $2 million at December 31, 1998, through the utilization of the Company's current loan and security agreement or a new credit facility as obtained by the Company.

It is anticipated that this acquisition will result in economies of scale on both the selling and processing activities, as well as certain overhead related expenses, and will provide access to new products, new customers, and the ability to offer new services. The geographic locations, combined with expanded service capabilities, of the merged companies will provide significant market presence through the Midwest and Southeastern United States.

Recent Accounting Pronouncements
In June, 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. FAS 133 is effective for periods beginning after June 15, 1999. Historically, we have not entered into derivative contracts. Accordingly, FAS 133 is not expected to affect our financial statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained with this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the
"Private Securities Litigation Reform Act of 1995"). All statements in this report other than an statements of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things, (i) ability or inability to improve operations and become profitable on an annualized basis and continue its operations, (ii) the Company's ability to develop or adopt new and existing technologies in the conduct of its operations, (iii) anticipated financial performance, (iv) ability to comply with the Company's general working capital requirements, (v) ability to retain or receive certain permits or patents, (vi) ability to be able to continue to borrow under the Company's revolving line of credit, (vii) ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and the Company's facility in Memphis, Tennessee, (viii) ability to remediate certain contaminated sites for projected amounts, (ix) the government's acceptance of the Company's offer regarding settlement of claims involving the Drum Site (as defined), (x) ability of the Company to remediate certain properties of Chem-Con (as defined) for projected amounts, (xi) ability to obtain a satisfactory line of credit for Chem-Con, (xii) ability to obtain approval of the acquisition of Chem-Con by the stockholders of the Company, (xiii) "Year 2000" computer issues, (xiv) the Oak Ridge Contracts (as defined), (xv) anticipated revenues resulting from the Oak Ridge Contracts and completion of the scope of work with M&EC (as defined), (xvi) acquisition of Chem-Con, and all other statements which are not statements of historical fact. While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) general economic conditions, (ii) material reduction in revenues, (iii) inability to collect in a timely manner a material amount of receivables, (iv) increased competitive pressures, (v) the ability to maintain and obtain required permits and approvals to conduct operations, (vi) the ability to develop new and existing technologies in the conduct of operations, (vii) overcapacity in the environmental industry,
(viii) inability of the "New Process" (as defined) to perform as anticipated or to develop such for commercial use, (ix) "Year 2000" compliance of the computer system of the Company, its key suppliers, customers, creditors, and financial service organizations, (x) ability to receive or retain certain required permits, (xi) discovery of additional contamination or expanded contamination at a certain
Dayton, Ohio, property formerly leased by the Company or the Company's facility at Memphis, Tennessee, which would result in a material increase in remediation expenditures, (xii) determination that PFM is the source of chlorinated compounds at the Allen Well Field, (xiii) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, (xiv) potential increases in equipment, maintenance, operating or labor costs, (xv) management retention and development, (xvi) the requirement to use internally generated funds for purposes not presently anticipated, (xvii) inability to become profitable, or if unable to become profitable, the inability to secure additional liquidity in the form of additional equity or debt, (xviii) the commercial viability of our on-site treatment process, (xix) discovery of additional contamination or expanded contamination at property owned or used by Chem-Con, (xx) inability of the Company and M&EC to finalize the scope of work documents relating to the Oak Ridge Contracts, (xxi) the actual volume of waste to be received under the Oak Ridge Contracts,
(xxii) a determination that the amount of work to be performed by the Company under the Oak Ridge Contracts is less than anticipated, (xxiii) the inability of the Company to perform the work assigned to it under Oak Ridge Contracts in a profitable manner, (xxiv) the inability of the Company to obtain under certain circumstances shareholder approval of the transaction in which the Series 10 Preferred and certain warrants were issued, and (xxv) the inability of the Company to maintain the listing of its Common Stock on the NASDAQ. The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Consolidated Financial Statements:                     Page No.
_________________________________                      ________

   Report of Independent Certified Public
        Accountants BDO Seidman, LLP                       29

   Consolidated Balance Sheets as of
        December 31, 1998 and 1997                         30

   Consolidated Statements of Operations
        for the years ended December 31,
        1998, 1997 and 1996                                32

   Consolidated Statements of Cash Flows
        for the years ended December 31,
        1998, 1997 and 1996                                33

   Consolidated Statements of Stockholders'
        Equity for the years ended December 31,
        1998, 1997 and 1996                                34

   Notes to Consolidated Financial Statements              35


Financial Statement Schedules:
_____________________________

   II  Valuation and Qualifying Accounts for the
       years ended December 31, 1998, 1997 and
       1996                                                80


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

Report of Independent Certified Public Accountants



Board of Directors
Perma-Fix Environmental Services, Inc.



We have audited the accompanying consolidated balance sheets of Perma-Fix Environmental Services, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perma-Fix Environmental Services, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO Seidman, LLP

BDO Seidman, LLP
Orlando, Florida
March 5, 1999

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                   CONSOLIDATED BALANCE SHEETS
                        As of December 31

(Amounts in Thousands,
Except for Share Amounts)                    1998         1997
___________________________________________________________________
ASSETS
Current assets:
   Cash and cash equivalents              $     776     $    314
   Restricted cash equivalents
       and investments                          111          321
   Accounts receivable, net of
    allowance for doubtful accounts
    of $313 and $374, respectively            5,950        5,282
   Insurance claim receivable                     -        1,475
   Inventories                                  145          119
   Prepaid expenses                             471          567
   Other receivables                             11           70
   Assets of discontinued operations            489          587
                                          _________     ________
       Total current assets                   7,953        8,735

Property and equipment:
   Buildings and land                         5,804        5,533
   Equipment                                  8,606        7,689
   Vehicles                                     941        1,202
   Leasehold improvements                        16           16
   Office furniture and equipment               782        1,056
   Construction in progress                   1,592        1,052
                                          _________     ________
                                             17,741       16,548
   Less accumulated depreciation             (5,836)      (5,564)
                                          _________     ________
   Net property and equipment                11,905       10,984

Intangibles and other assets:
   Permits, net of accumulated
     amortization of $1,088 and
     $831, respectively                       3,661        3,725
   Goodwill, net of accumulated
     amortization of $751 and
     $580, respectively                       4,698        4,701
   Other assets                                 531          425
                                           ________     ________
       Total assets                        $ 28,748     $ 28,570
                                           ========     ========


         The accompanying notes are an integral part of these consolidated financial statements.

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
              CONSOLIDATED BALANCE SHEETS, CONTINUED
                        As of December 31

(Amounts in Thousands,
Except for Share Amounts)                     1998        1997
___________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                        $   2,422    $  2,263
   Accrued expenses                            3,369       3,380
   Revolving loan and term note
     facility                                    625         614
   Current portion of long-term debt             302         254
   Current liabilities of discontinued
     operations                                  863       1,470
                                           _________     _______
      Total current liabilities                7,581       7,981

Environmental accruals                           520         525
Accrued closure costs                            715         831
Long-term debt, less current portion           2,087       3,997
Long term liabilities of discontinued
   operations                                  1,892       3,042
                                           _________     _______
      Total long-term liabilities              5,214       8,395

Commitments and contingencies
  (see Notes 4, 7, 9 and 12)                      -           -

Stockholders' equity:
   Preferred Stock, $.001 par value;
     2,000,000 shares authorized,
     9,850 and 6,850 shares issued
     and outstanding, respectively                -           -
   Common Stock, $.001 par value;
     50,000,000 shares authorized,
     13,215,093 and 12,540,487
     shares issued, including
     943,000 and 920,000 shares
     held as treasury stock,
     respectively                                 13          12
   Redeemable warrants                           140         140
   Additional paid-in capital                 39,769      35,271
   Accumulated deficit                       (22,157)    (21,459)
                                            ________     _______
                                              17,765      13,964
   Less Common Stock in treasury at
     cost; 943,000 and 920,000 shares
     issued and outstanding, respectively     (1,812)     (1,770)
                                            ________     _______
       Total stockholders' equity             15,953      12,194
                                            ________     _______

       Total liabilities and
         stockholders' equity               $ 28,748    $ 28,570
                                            ========    ========

          The accompanying notes are an integral part of these consolidated financial statements.

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended December 31



(Amounts in Thousands,
Except for Share Amounts)         1998         1997         1996
___________________________________________________________________
Net revenues                    $ 30,551     $ 28,413     $ 27,041
Cost of goods sold                21,064       19,827       18,912
                                ________     ________     ________

       Gross profit                9,487        8,586        8,129

Selling, general and
   administrative
   expenses                        6,847        5,682        5,942
Depreciation and
   amortization                    2,109        1,980        2,083
                                 _______       ______     ________
       Income from operations        531          924          104

Other income (expense):
   Interest income                    35           41           43
   Interest expense                 (294)        (431)        (643)
   Other                             190         (342)         523
                                 ________     ________     _______

        Net income from
          continuing operations      462          192           27

Discontinued Operations:
   Loss from operations                -       (1,048)        (287)
   Loss on disposal                    -       (3,053)           -
                                 _______      ________     _______
       Loss from discon-
         tinued operations             -       (4,101)        (287)
                                 _______
       Net income (loss)             462       (3,909)        (260)
                                 _______      ________     _______
Preferred Stock dividends         (1,160)      (1,260)*     (2,145)*
                                 _______      ________     _______

      Net loss applicable
        to Common Stock        $    (698)    $ (5,169)*  $ (2,405)*
                                ========     ========     ========

        ____________________________________________________

Basic loss per common share:

   Continuing operations        $   (.06)    $   (.10)   $  (.24)

   Discontinued operations             -         (.39)      (.03)
                                _________    _________    ________
      Net loss per common
        share                   $   (.06)    $   (.49)*   $ (.27)*
                                 ========     ========    ========

Weighted average number of
  common shares outstanding       12,028       10,650        8,761
                                 ========     ========     ========

*Amounts have been restated from that previously reported to reflect a stock dividend on Preferred Stock which is convertible at a discount from market value at the date of issuance (see Note 3).

          The accompanying notes are an integral part of these consolidated financial statements.

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the years ended December 31


(Amounts in Thousands)            1998          1997        1996
___________________________________________________________________
Cash flows from operating
   activities:
   Net income from contin-
     uing operations            $    462      $    192   $     27
   Adjustments to reconcile
     net loss to cash pro-
     vided by (used in)
     operations:
   Depreciation and amorti-
     zation                        2,109         1,980      2,083
   Loss on impairment of
     assets                            -           371          -
   Provision for bad debt
     and other reserves               61           133         17
   (Gain) loss on sale of
     plant, property and
     equipment                       (24)           21         (4)
   Changes in assets and
     liabilities, net of
     effects from business
     acquisitions:
   Accounts receivable              (715)         (770)       (38)
   Prepaid expenses, inven-
     tories and other assets       1,341           303       (513)
   Accounts payable and accrued
     expenses                        194          (809)    (1,798)
                                  _______     ________    _______
     Net cash provided by
       (used in) continuing
       operations                  3,428         1,421       (226)
                                  _______     ________    _______
Net cash used in discontinued
     operations                   (1,594)       (1,398)    (1,065)
                                  _______     ________    _______
Cash flows from investing
   activities:
   Purchases of property and
     equipment, net               (1,990)       (1,504)    (1,957)
   Proceeds from sale of plant,
     property and equipment           53            54      1,214
   Change in restricted cash,
     net                             192           (30)       (58)
   Net cash used by discon-
     tinued operations                (4)          (41)      (162)
                                  _______      ________   _______
     Net cash used in
       investing activities       (1,749)      (1,521)       (963)
                                 ________     ________    _______

Cash flows from financing
   activities:
   Repayments on revolving
     loan and term note
     facility                     (2,140)        (743)       (997)
   Principal repayments on
     long-term debt                 (320)        (938)     (1,502)
   Proceeds from issuance
     of stock                      2,941        3,480       6,367
   Purchase of treasury stock        (42)           -      (1,770)
   Net cash used by discon-
     tinued operations               (74)         (20)          -
                                 ________     ________    ________

     Net cash provided by
        financing activities         365        1,779       2,098
                                 ________     ________   ________

(Decrease) increase in cash and
   cash equivalents                  450          281        (156)
Cash and cash equivalents at
   beginning of period,
   including discontinued oper-
   ations of $12, $8, and $28,
   respectively                      326           45         201
                                 ________     ________    _______
Cash and cash equivalents at
   end of period, including
   discontinued operations
   of $0, $12, and $8,
   respectively                 $    776     $    326    $     45
                                 ========     =======     =======
___________________________________________________________________
Supplemental disclosure:
  Interest paid                 $    555     $    710    $    844
Non-cash investing and
  financing activities:
  Issuance of Common Stock
     for services                    241           76         462
  Long-term debt incurred
     for purchase of property
     and equipment, including
     discontinued operations
     of $31 in 1997                  564          294         424
   Issuance of stock for pay-
     ment of dividends               358          314           -
   Issuance of Common Stock for
     acquisition                     207            -           -


           The accompanying notes are an integral part of these consolidated financial statements.

               PERMA-FIX ENVIRONMENTAL SERVICES, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the years ended December 31

                                Preferred Stock       Common Stock
(Amounts in Thousands,        ___________________ __________________
Except for Share Amounts)      Shares      Amount  Shares     Amount
_________________________________________________________________________
Balance at December 31, 1995        -         -   7,872,384          8

Net loss                            -         -           -          -
Preferred Stock dividend            -         -           -          -
Issuance of stock for
   cash and services                -         -     573,916          -
Issuance of Preferred Stock
   for cash                     6,930         -           -          -
Conversion of Preferred
   Stock to common             (1,430)        -   1,953,647          2
Expiration of redeemable
   warrants                         -         -           -          -
Redemption of common shares
   to treasury stock                -         -           -          -
                                ______   _______   __________   ______
Balance at December 31, 1996     5,500   $    -   10,399,947   $    10
                                ======   =======   ==========   =======

Net loss                            -         -           -          -
Preferred Stock dividend            -         -           -          -
Issuance of Common Stock for
   preferred stock dividend         -         -     178,781          -
Issuance of stock for cash
   and services                     -         -     128,271          -
Exercise of warrants                -         -     794,514          1
Conversion of Series 3
   Preferred Stock to
   Common Stock                (1,500)        -   1,027,974          1
Option Exercise                     -         -      11,000          -
Issuance of Preferred Stock
   for cash                     2,850         -           -          -
                               _______   ______   __________     _______
Balance at December 31, 1997    6,850   $     -   12,540,487     $  12
                              ========   ======   ==========     =======

Net income                          -         -           -          -
Preferred Stock dividends           -         -           -          -
Issuance of Common Stock
   for Preferred Stock
   dividend                         -         -     175,825          -
Issuance of Preferred Stock     3,000         -           -          -
Issuance of Common Stock
   for acquisition                  -         -     108,207          -

Issuance of stock for cash
   and services                     -         -     174,474          -
Exercise of warrants                -         -     215,100          1
Option Exercise                     -         -       1,000          -
Redemption of common shares
   to treasury stock                -         -           -          -
                               _______   ______   __________     _______
Balance at December 31, 1998    9,850   $     -   13,215,093     $  13
                              ========   ======   ==========     =======

                                                                 Common
                                  Additional                     Stock
                    Redeemable      Paid-In       Accumulated    Held in
                     Warrants       Capital         Deficit      Treasury
                     ______________________________________________________
                          269        21,546        (13,885)           -

                            -             -           (260)           -
                            -         2,000         (2,145)           -

                            -           693              -            -

                            -         6,129              -            -

                            -            (2)             -            -

                         (129)          129              -            -

                            -             -              -        (1,770)
                      __________   ___________    __________    __________

                      $   140       $ 30,495      $(16,290)     $ (1,770)
                      ==========   ===========    ===========   ===========

                            -             -         (3,909)            -
                            -           908         (1,260)            -

                            -           314              -             -

                            -            96              -             -
                            -           932              -             -


                            -            (1)             -             -
                            -            11              -             -

                            -         2,516              -             -
                       ________    __________    ___________    __________
                       $  140      $ 35,271      $ (21,459)      $ (1,770)
                       ========    ==========    ===========    ==========

                            -             -            462             -
                            -           750         (1,160)            -


                            -           358              -             -
                            -         2,653              -             -

                            -           207              -             -

                            -           274              -             -
                            -           255              -             -
                            -             1              -             -

                            -             -              -           (42)
                       _______     _________     __________    __________

                       $  140      $ 39,769      $ (22,157)     $ (1,812)
                       =======     =========     ==========     ==========

            The accompanying notes are an integral part of
               these consolidated financial statements.

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
            Notes to Consolidated Financial Statements
                 December 31, 1997, 1996 and 1995
     ________________________________________________________
  NOTE 1
  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Perma-Fix Environmental Services, Inc. (the Company, which may be referred to as we, us, or our) is a Delaware corporation, engaged through its subsidiaries, in:

     * Waste Management Services, which includes:
          * treatment, storage, processing, and disposal of hazardous and non-hazardous waste and mixed waste which is both low-level radioactive and hazardous;
          * nuclear mixed and low-level radioactive waste treatment, processing and disposal, which includes research, development, on-and off-site waste remediation and processing; and
         * industrial waste and wastewater management services, including the collection, treatment, processing and disposal, and the design and construction of on-site wastewater treatment systems.

     * Consulting Engineering Services, which includes:
          * broad-scope environmental issues, including environmental management programs, regulatory permitting, compliance and auditing, landfill design, field testing and characterization.

We have grown through both acquisitions and internal development. Our present objective is to focus on the operations, maximize the profitability and to continue the research and development of innovative technologies for the treatment of nuclear, mixed waste and industrial waste.

We are subject to certain risks: (1) We are involved in the treatment, handling, storage and transportation of hazardous and non-hazardous, mixed and industrial wastes and wastewater. Such activities contain risks against which we believe we are adequately insured, and (2) in general, the industries in which we operate are characterized by intense competition among a number of larger, more established companies with significantly greater resources.

Our consolidated financial statements for the years 1996 through 1998 include the accounts of Perma-Fix Environmental Services, Inc. ("PESI") and our wholly-owned subsidiaries, Perma-Fix, Inc. ("PFI") and subsidiaries, Industrial Waste Management, Inc. ("IWM") and subsidiaries, Perma-Fix Treatment Services, Inc. ("PFTS"), Perma-Fix of Florida, Inc. ("PFF"), Perma-Fix of Dayton, Inc. ("PFD"), Perma-Fix of Ft. Lauderdale, Inc. ("PFL"), and Perma-Fix Processing, Inc. ("Re-Tech"). The Perma-Fix Processing, Inc. (Re-
Tech) plastic processing subsidiary was, however, sold effective March 15, 1996. Due to a fire and resulting explosion during 1997, the fuel blending operations of Perma-Fix of Memphis, Inc. ("PFM") were discontinued. See Note 4.
  ________________________________________________________
  NOTE 2
  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
Our consolidated financial statements include our accounts and our wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Reclassifications
Certain prior year amounts have been reclassified to conform with the 1998 presentation.

Operating Segments
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," ("FAS
131").   FAS 131 establishes standards for the way that public
companies report information about operating segments in annual financial statements. It also requires the disclosure of certain information regarding services provided, geographic areas of
operation and major customers.   See Note 14 for a further
description of these segments and certain business information.

Use of Estimates
In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents
We consider all highly liquid investments with initial maturities of three months or less to be cash equivalents. Cash equivalents at December 31, 1998, included overnight repurchase agreements in the approximate amount of $249,000.

Restricted Cash Equivalents and Investments
Restricted cash equivalents and investments for continuing operation, which are classified as current assets, decreased $210,000 from the year ended December 31, 1998, as compared to the same period of 1997, to a balance of $111,000. During 1998, we replaced a restricted trust fund for the financial guarantee of the PFTS TSD facility, with an insurance policy which resulted in the release of $212,000 of restricted funds. In addition to these current assets, a trust fund of $383,000 is classified as a long term asset as of December 31, 1998, as compared to $365,000 as of December 31, 1997. These restricted instruments reflect secured collateral relative to the various financial assurance instruments guaranteeing the standard RCRA closure bonding requirements for the PFTS, PFD and PFL TSD facilities, while the long-term portion reflects cash held for long-term commitments related to the RCRA closure action at a facility affiliated with PFD as further discussed in Note 9. The letters of credit secured by the restricted cash renew annually, and the Company plans to replace the letters of credit with other alternative financial assurance instruments.

PFM has restricted cash equivalents of $218,000 as of December 31, 1998. This restricted cash amount is reported in current assets (assets of discontinued operations), and includes a trust fund for $73,000 and certificates of deposit for $145,000. These restricted instruments reflect secured collateral relative to the various financial assurance instruments guaranteeing the standard RCRA closure requirements for the PFM facility. The letters of credit secured by this restricted cash also renew annually.

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

Intangible Assets
Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net assets acquired ("goodwill") and the recognized permit value of the business. Goodwill is generally amortized over 40 years and permits are amortized over 20 years. Amortization expense approximated $429,000, $388,000 and $455,000 for the years ended 1998, 1997, and 1996, respectively. We continually reevaluate the propriety of the carrying amount of permits and goodwill as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and estimates of useful lives. We use an estimate of the related undiscontinued operating income over the remaining lives of goodwill and permit costs in measuring whether they are recoverable. At this time, we believe that no impairment of goodwill or permits has occurred and that no reduction of the estimated useful lives of the remaining assets is warranted. This evaluation policy is in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Accrued Closure Costs
Accrued closure costs represent our estimated environmental liability to clean up our facilities in the event of closure.

Income Taxes
We account for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rates to apply to taxable income in the periods in which the deferred tax assets or liabilities are expected to be settled or realized.

Net Revenues
Revenues for services and reimbursable costs are recognized at the time services are rendered or, in the case of fixed price contracts, under the percentage-of-completion method of accounting. No customer accounted for more than ten percent (10%) of consolidated net revenues.

Self-Insurance
We have a self-insurance program for certain health benefits. The cost of such benefits is recognized as expense in the period in which the claim occurred, including estimates of claims incurred but not reported. The claims expense for 1998 was approximately $807,000, as compared to $663,000 for 1997. This increase principally reflects the occurrence of several larger claims during 1998.

Net Loss Per Share
Net loss per share has been presented using the weighted average number of common shares outstanding. Potential common shares have not been included in the net loss per share calculations since their effects would be antidilutive. Potential common shares include 1,687,132 stock options, 13,230,796 warrants and 10,116,667 shares underlying the convertible Preferred Stock at the minimum conversion price.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The adoption of SFAS 128 did not have a material effect on our EPS presentation for 1998, 1997 and 1996, since the effects of potential common shares are antidilutive.

Fair Value of Financial Instruments
The book values of cash, trade accounts receivable, trade accounts payable, and financial instruments included in current assets and other assets approximate their fair values principally because of the short-term maturities of these instruments. The fair value of our long-term debt is estimated based on the current rates offered to us for debt of similar terms and maturities. Under this method, our fair value of long-term debt was not significantly different from the stated value at December 31, 1998 and 1997.

Recent Accounting Pronouncements
In June, 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. FAS 133 is effective for periods beginning after June 15, 1999. Historically, we have not entered into derivative contracts. Accordingly, FAS 133 is not expected to affect our financial statements.

  ________________________________________________________
  NOTE 3
  RESTATEMENT OF 1996 AND 1997 STOCKHOLDER'S EQUITY

In March 1997, the Securities and Exchange Commission Staff (the
"Staff") announced its position on the accounting for Preferred
Stock which is or may be convertible into Common Stock at a discount from the market price at the date of issuance. The
Staff's position pursuant to EITF D-60 is that a Preferred Stock dividend should be recorded for the difference between the conversion price and the quoted market price of Common Stock as determined at the date of issuance. To comply with this position, we previously restated our 1996 consolidated financial statements to reflect a dividend of approximately $2,000,000 related to the fiscal 1996 sales of Convertible Preferred Stock discussed in Note
6 (Series 1 Class A, Series 2 Class B, Series 3 Class C Preferred
Stock).  We also restated the reported net loss per share of Common
Stock for the year ended December 31, 1996, to ($.27), from the previously reported amount of ($.05). Pursuant to EITF D-60 and EITF D-42, we restated our 1997 consolidated financial statements to reflect a dividend of approximately $713,000 related to the fiscal 1997 sales and subsequent exchanges of Convertible Preferred
Stock and a dividend of approximately $195,000 related to the fiscal 1997 issuance of warrants in connection with the issuance of the Preferred Stock as discussed in Note 6 (Series 4 Class D,
Series 5 Class E, Series 6 Class F, and Series 7 Class G Preferred
Stock). The restatement reflects dividends totaling approximately
$908,000 resulting from Preferred Stock sales, of which approximately $111,000 was attributable to the quarter ended
June 30, 1997, and approximately $797,000 was attributable to the quarter ended September 30, 1997. The impact of the restatement on the second and third quarters of 1997 and the year ended December
31, 1997, is shown as follows (amounts in thousands, except for share amounts):

                        As Originally Reported               As Amended
                     ___________________________   ___________________________
                      Quarter Ended   Year Ended    Quarter Ended   Year Ended
                     ________________ __________   ________________  _________
                     6/30/97  9/30/97  12/31/97    6/30/97  9/30/97  12/31/97
                     _______  _______  ________    _______  _______  ________
Preferred Stock
  Dividends          $    82  $   99   $   352     $   193  $   896  $ 1,260
Net Loss Applicable
  to Common Stock       (525)     58    (4,261)       (636)    (739)  (5,169)
Net Loss Per Share      (.05)    .01      (.40)       (.06)    (.07)    (.49)

  ________________________________________________________
  NOTE 4
  DISCONTINUED OPERATIONS

On January 27, 1997, an explosion and resulting tank fire occurred at the PFM facility, a hazardous waste storage, processing and blending facility, located in Memphis, Tennessee, which resulted in damage to certain hazardous waste storage tanks located on the facility and caused certain limited contamination at the facility. Such occurrence was caused by welding activity performed by employees of an independent contractor at or near the facility's hazardous waste tank farm contrary to instructions by PFM. The facility was non-operational from the date of this event until May 1997, at which time it began limited operations. Until the time of the incident, PFM operated as a permitted "fuel blending" facility and serviced a separate class of customers who generated specific waste streams, each identified by its waste code and specific characteristics. As our only such "fuel blending" facility, PFM was permitted and capable of mixing certain hazardous liquid, semi-solid and solid waste in a vat which suspended the solids in order to pump the mixture into a tank. The tanks also contained mixing units which kept the solids suspended until the mixture could be off-loaded into tanker trucks. As a result of the damage to the tanks and processing equipment and the related cost to rebuild this operating unit, we decided to discontinue this line of business, which resulted in PFM's inability to service and retain the existing customer base. The existing customer base represented principally manufacturing and service companies whose operations generated certain semi-solid and solid permitted hazardous wastes, which as a result of permit and processing limitations could not be served by our other facilities. PFM continues to pursue other markets or activities which may be performed at this facility given the permit limitations, capital requirements and development of a new line of business and related customer base. Upon evaluation of the above business decision, and given the loss of both the existing line of business and its related customer base, we reported the Memphis segment as a discontinued operation, pursuant to Paragraph 13 of APB 30.

The fuel blending activities were discontinued on the date of the incident, January 27,1997. All assets involved in the fuel blending activities that were not damaged beyond repair in the fire have subsequently been damaged as a result of the decontamination process. Accordingly, during the fourth quarter of 1997, we recorded a loss on disposal of discontinued operations of $3,053,000, which included $1,272,000 for impairment of certain assets and $1,781,000 for the establishment of certain closure liabilities.

The net loss from the discontinued PFM operations for the years ended December 31, 1997 and 1996 ($1,048,000, and $287,000, respectively) are shown separately in the Consolidated Statements of Operations. The results of the discontinued PFM operations do not reflect management fees charged by the Corporation, but does include interest expense of $254,000 and $169,000 during 1997 and 1996, respectively, specifically identified to such operations as a result of such operations incurring debt under the Company's revolving and term loan credit facility. The operating expenses incurred during 1998, totaling $653,000, relate to the closure and remedial activities performed, and have been recorded to the accrued environmental reserve. During March of 1998, the Company received a settlement in the amount of $1,475,000 from its insurance carrier for the business interruption claim which is recorded as an insurance claim receivable at December 31, 1997. This settlement was recognized as a gain in 1997 and thereby reduced the net loss recorded for the discontinued PFM operations in 1997. Earlier in 1997, PFM received approximately $522,000 (less its deductible of $25,000) in connection with its claim for loss of contents as a result of the fire and explosion which was utilized to replace certain assets and reimburse the Company for certain fire related expense.

Revenues of the discontinued PFM operations were $1,878,000 in 1997 and $3,996,000 in 1996. These revenues are not included in revenues as reported in the Consolidated Statements of Operation.

Net assets and liabilities of the discontinued PFM operations at the end of each year, in thousands of dollars, consisted of the following:

                                              1998        1997
                                            _______     _______
Assets of discontinued operations:
  Cash and cash equivalents                $     -     $    12
  Restricted cash equivalents and
    investments                                218         214
  Accounts receivable, net of allowance
    for doubtful accounts $101 and
    $105, respectively                         260        333
  Prepaid expenses and other assets             11         28
                                           _______     ______

                                           $   489    $   587
                                           =======    =======
Current liabilities of discontinued
   operations:
   Accounts payable                        $   100    $   277
   Accrued expenses                            126        259
   Accrued environmental costs                 613        835
   Current portion of long-term debt            24         99
                                            _______   _______
                                            $   863   $ 1,470
                                            =======   =======
Long-term liabilities of discontinued
   operations:
   Long-term debt, less current portion     $     4   $    17
   Accrued environmental and closure costs    1,888     3,025
                                            _______   _______
                                            $ 1,892   $ 3,042
                                            =======   =======

The accrued environmental and closure costs related to PFM totals $2,501,000 as of December 31, 1998, a decrease of $1,359,000 from the December 31, 1997, accrual balance. This reduction was principally a result of the specific costs related to the decomissioning and closure of the fuel blending tank farm and related processing equipment ($428,000), general closure and remedial activities, including groundwater remediation,and agency and investigative activities, ($278,000), and the general operating losses, including indirect labor, materials and supplies, incurred in conjunction with the above actions ($653,000). The remaining liability represents the best estimate of the cost to complete the groundwater remediation at the site of approximately $980,000 (see
Note 9), the costs to complete the facility closure activities (including agency and investigative activities) totaling approximately $946,000, future operating losses to be incurred by PFM as it completes such closure and remedial activities over the next five (5) to ten (10) year period ($350,000) and the potential PRP liability of $225,000 as further discussed in Note 12.

  ________________________________________________________
  NOTE 5
  ACQUISITION AND PROPOSED ACQUISITION

Effective April 1, 1998, the Company entered into an asset purchase agreement to acquire substantially all of the assets and certain liabilities of Action Environmental Corp. ("Action") of Miami, Florida. Action has provided oil filter collection and processing services to approximately 700 customers in south Florida. The assets of Action were acquired through a combination of stock issuance and the assumption of certain liabilities. The acquisition was accounted for using the purchase method effective April 1, 1998. The acquisition of Action resulted in an issuance of 108,207 shares of the Company's Common Stock reflecting a total purchase price of $207,000.

During March 1999, the Company, Chemical Conservation Corporation (Florida), Chemical Conservation of Georgia, Inc. and Chem-Met Services, Inc. (Collectively "Chem-Con") entered into a definitive agreement whereby PESI agreed to acquire all of the outstanding shares of Common Stock of Chem-Con in exchange for $7.4 million in the Company's Common Stock, with the number of shares of the Company's Common Stock to be issued determined by dividing $7.4 million by the average closing price per share of the Company's Common Stock as quoted on the NASDAQ for the five (5) trading days immediately preceding the date of closing. The Company would, at the closing of the acquisition, enter into a four year employment agreement with an executive of Chem-Con in the approximate amount of $1.3 million. The audited combined net revenues of Chem-Con for the fiscal year ended September 30, 1998, were, in the aggregate, approximately $21.8 million. We expect that the merger will be accounted for as a pooling of interests, which means that we will treat our companies as if they had always been combined for accounting and financial reporting purposes. The transaction is expected to be closed during the second quarter of 1999, subject to the ability of the parties to, among other things, qualify the Acquisition as a pooling of interests transaction, which means that the merged companies will be treated as if they had always been combined for accounting and financial reporting purposes and to obtain approval of the Acquisition by the Company's stockholders entitled to vote thereon.

  ________________________________________________________
  NOTE 6
  PREFERRED STOCK ISSUANCE AND CONVERSION

We issued, during February 1996, to RBB Bank Aktiengesellschaft, located in Graz, Austria ("RBB Bank"), 1,100 shares of newly created Series 1 Class A Preferred Stock ("Series 1 Preferred") at a price of $1,000 per share, for an aggregate sales price of $1,100,000, and paid placement and closing fees of $180,000.
During February 1996, we also issued 330 shares of newly created Series 2 Class B Convertible Preferred Stock ("Series 2 Preferred") to RBB Bank at a price of $1,000 per share, for an aggregate sales price of $330,000, and paid placement and closing fees of $35,000. The Series 1 Preferred and Series 2 Preferred accrued dividends on a cumulative basis at a rate per share of five percent (5%) per annum, payable at the option of the Company in cash or Company Common Stock. All dividends on the Series 1 Preferred and Series
2 Preferred were paid in Common Stock. The Series 1 Preferred and Series 2 Preferred were convertible, at any time, commencing forty-five (45) days after issuance into shares of the Company's Common Stock at a conversion price equal to the aggregate value of the shares of the Preferred Stock being converted, together with all accrued but unpaid dividends thereon, divided by the "Average Stock Price" per share (the "Conversion Price"). The Average Stock Price means the lesser of (i) seventy percent (70%) of the average daily closing bid prices of the Common Stock for the period of five (5) consecutive trading days immediately preceding the date of subscription by the holder or (ii) seventy percent (70%) of the average daily closing bid prices of the Common Stock for a period of five (5) consecutive trading days immediately preceding the date of conversion of the Preferred Stock. During the second quarter of 1996, a total of 722 shares of the Series 1 Preferred were converted into approximately 1,034,000 shares of the Company's Common Stock and the associated accrued dividends were paid in the form of approximately 16,000 shares of the Company's Common Stock. Pursuant to a subscription and purchase agreement for the issuance of Series 3 Class C Convertible Preferred Stock, as discussed below, the remaining 378 shares of the Series 1 Preferred and the 330 shares of the Series 2 Preferred were converted during July 1996 into 920,000 shares of the Company's Common Stock. By terms of the subscription agreement, the 920,000 shares of Common Stock were purchased by us at a purchase price of $1,770,000 and are included in Treasury Stock as of December 31, 1996. As a result of such conversions, the Series 1 Preferred and the Series 2 Preferred are no longer outstanding.

On July 17, 1996, we issued to RBB Bank 5,500 shares of newly-created Series 3 Class C Convertible Preferred Stock ("Series 3 Preferred") at a price of $1,000 per share, for an aggregate sales price of $5,500,000, and paid placement and closing fees as a result of such transaction of approximately $586,000. As part of the sale of the Series 3 Preferred, we also issued to RBB Bank two
(2) Common Stock purchase warrants entitling RBB Bank to purchase, after December 31, 1996, until July 18, 2001, an aggregate of up to 2,000,000 shares of Common Stock, with 1,000,000 shares exercisable at an exercise price equal to $2.00 per share and 1,000,000 shares exercisable at an exercise price equal to $3.50 per share. The sale to RBB Bank of the Series 3 Preferred was made in a private placement under Sections 4(2) and/or 3(b) and/or Rule 506 of Regulation D under the Securities Act of 1933, as amended. The Series 3 Preferred accrues dividends on a cumulative basis at a rate of six percent (6%) per annum, and is payable semi-annually when and as declared by the Board of Directors. Dividends shall be paid, at our option, in the form of cash or Common Stock. The holder of the Series 3 Preferred may convert into Common Stock of the Company up to (i) 1,833 shares of the Series 3 Preferred on and after October 1, 1996, (ii) 1,833 shares of the Series 3 Preferred on and after November 1, 1996, and (iii) the balance of the Series 3 Preferred on and after December 1, 1996. The conversion price shall be the product of (i) the average closing bid quotation for the five (5) trading days immediately preceding the conversion date multiplied by (ii) seventy-five percent (75%). The conversion price shall be a minimum of $.75 per share or a maximum of $1.50 per share, with the minimum conversion price to be reduced by $.25 per share each time, if any, after July 1, 1996, the Company sustains a net loss, on a consolidated basis, in each of two (2) consecutive quarters. At no time shall a quarter that has already been considered in such determination be considered in any subsequent determination. The Common Stock issuable on the conversion of the Series 3 Preferred is subject to certain registration rights pursuant to the subscription agreement. The subscription agreement also provides that the Company utilize $1,770,000 of the net proceeds to purchase from RBB Bank 920,000 shares of the Company's Common Stock owned by RBB Bank. As discussed above, RBB Bank had previously acquired from the Company 1,100 shares of Series 1 Preferred and 330 shares of Series 2 Preferred and, as of the date of the subscription agreement, was the owner of record and beneficially owned all of the issued and outstanding shares of Series 1 Preferred and Series 2 Preferred, which totaled 378 shares of Series 1 Preferred and 330 shares of Series 2 Preferred. Pursuant to the terms of the subscription agreement relating to the Series 3 Preferred, RBB Bank converted all of the remaining outstanding shares of Series 1 Preferred and Series 2 Preferred into Common Stock of the Company (920,000 shares) pursuant to the terms, provisions, restrictions and conditions of the Series 1 Preferred and Series 2 Preferred, which were in turn purchased by the Company pursuant to the terms of such subscription agreement. During 1997, the holder of the Series 3 Preferred converted 1,500 shares of the Series 3 Preferred into 1,027,974 shares of Common Stock of the Company. As of the date of this report, no further shares have been converted. During 1997, accrued dividends for the period July 17, 1996, through June 30, 1997, and dividends on converted shares, in the combined total of approximately $314,000 were paid in the form of 178,781 shares of Common Stock of the Company. The accrued dividends for the period July 1, 1997, through December 31, 1997, in the amount of approximately $121,000 were paid in January 1998, in the form of 54,528 shares of Common Stock of the Company. The accrued dividends for the period January 1, 1998, through June 30, 1998, in the amount of approximately $119,000 were paid in July 1998, in the form of 62,027 shares of Common Stock of the Company. The accrued dividends for the period July 1, 1998, through December 31, 1998, in the amount of approximately $121,000 were paid in January 1999, in the form of cash.

As further discussed in Note 3, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for Preferred Stock which is convertible into Common Stock at a discount from the market rate at the date of issuance, in March of 1997. The Staffs position is that a Preferred Stock dividend should be recorded for the difference between the conversion price and the quoted market price of Common Stock as determined at the date of issuance. To comply with this position, we recognized a dividend in 1996 of approximately $2,000,000 as related to the above discussed Series 1 Class A, Series 2 Class B, and Series 3 Class C Preferred Stock.

On or about June 11, 1997, we issued to RBB Bank 2,500 shares of newly-created Series 4 Class D Convertible Preferred Stock, par value $.001 per share ("Series 4 Preferred"), at a price of $1,000 per share, for an aggregate sales price of $2,500,000. The sale to RBB Bank was made in a private placement under Sections 4(2) and/or 3(b) and/or Rule 506 of Regulation D under the Securities Acts of 1933, as amended, pursuant to the terms of a Subscription and Purchase Agreement, dated June 9, 1997, between us and RBB Bank ("Subscription Agreement"). The Series 4 Preferred has a liquidation preference over the Company's Common Stock, par value $.001 per share ("Common Stock"), equal to $1,000 consideration per outstanding share of Series 4 Preferred (the "Liquidation Value"), plus an amount equal to all unpaid dividends accrued thereon. The Series 4 Preferred accrues dividends on a cumulative basis at a rate of four percent (4%) per annum of the Liquidation Value ("Dividend Rate"), and is payable semi-annually when and as declared by the Board of Directors. No dividends or other distributions may be paid or declared or set aside for payment on the Company's Common Stock until all accrued and unpaid dividends on all outstanding shares of Series 4 Preferred have been paid or set aside for payment. Dividends shall be paid, at our option, in the form of cash or Common Stock. If we pay dividends in Common Stock, such is payable in the number of shares of Common Stock equal to the product of (a) the quotient of (i) four percent (4%) of $1,000 divided by (ii) the average of the closing bid quotation of the Common Stock as reported on the NASDAQ for the five trading days immediately prior to the applicable dividend declaration date, times (b) a fraction, the numerator of which is the number of days elapsed during the period for which the dividend is to be paid and the denominator of which is 365.

The holder of the Series 4 Preferred may convert into Common Stock up to 1,250 shares of the Series 4 Preferred on and after October 5, 1997, and the remaining 1,250 shares of the Series 4 Preferred on and after November 5, 1997. The conversion price per share is the lesser of (a) the product of the average closing bid quotation for the five (5) trading days immediately preceding the conversion date multiplied by eighty percent (80%) or (b) $1.6875. The minimum conversion price was $.75, which minimum was eliminated as of September 6, 1998. The Company will have the option to redeem the shares of Series 4 Preferred (a) between June 11, 1998, and
June 11, 2001, at a redemption price of $1,300 per share if at any time the average closing bid price of the Common Stock for ten consecutive trading days is in excess of $4.00, and (b) after June 11, 2001, at a redemption price of $1,000 per share. The holder of the Series 4 Preferred will have the option to convert the Series 4 Preferred prior to redemption by the Company.

As part of the sale of the Series 4 Preferred, we also issued to RBB Bank two Common Stock purchase warrants (collectively, the "Warrants ") entitling RBB Bank to purchase, after December 31, 1997, and until June 9, 2000, an aggregate of up to 375,000 shares of Common Stock, subject to certain anti-dilution provisions, with 187,500 shares exercisable at a price equal to $2.10 per share and 187,500 shares exercisable at a price equal to $2.50 per share. A certain number of shares of Common Stock issuable on the conversion of the Series 4 Preferred and on the exercise of the Warrants is subject to certain registration rights pursuant to the Subscription Agreement.

We paid fees (excluding legal and accounting) of $200,000 to an investment banker in connection with the placement of Series 4 Preferred to RBB Bank and issued to the investment banking firm that handled the placement two (2) Common Stock purchase warrants entitling the investment banking firm to purchase an aggregate of up to 300,000 shares of Common Stock, subject to certain anti-dilution provisions, with one warrant for a five year term to purchase up to 200,000 shares at an exercise price of $2.00 per share and the second warrant for a three year term to purchase up to 100,000 shares of Common Stock at an exercise price of $1.50 per share, subject to certain anti-dilution provisions. Under the terms of each warrant, the investment banking firm is entitled to certain registration rights with respect to the shares of Common Stock issuable on the exercise of each warrant.

We negotiated an Exchange Agreement with RBB Bank ("RBB Exchange Agreement") which provided that the 2,500 shares of Series 4 Preferred and the RBB Series 4 Warrants were tendered to us in exchange for (i) 2,500 shares of a newly created Series 6 Class F Preferred Stock, par value $.001 per share ("Series 6 Preferred"),
(ii) two warrants each to purchase 187,500 shares of Common Stock exercisable at $1.8125 per share, and (iii) one warrant to purchase 281,250 shares of Common Stock exercisable at $2.125 per share (collectively, the "RBB Series 6 Warrants"). The RBB Series 6 Warrants will be for a term of three (3) years and may be exercised at any time after December 31, 1997, and until June 9, 2000.

The conversion price of the Series 6 Preferred shall be $1.8125 per share, unless the closing bid quotation of the Common Stock is lower than $2.50 in twenty (20) out of any thirty (30) consecutive trading days after March 1, 1998, in which case, the conversion price per share shall be the lesser of (A) the product of the average closing bid quotation for the five (5) trading days immediately preceding the conversion date multiplied by eighty percent (80%) or (B) $1.8125 with the minimum conversion price being $.75, which minimum will be eliminated from and after September 6, 1998. The remaining terms of the Series 6 Preferred will be substantially the same as the terms of the Series 4 Preferred. As of the date of this report no shares of the Series
6 Preferred have been converted.

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

Except for the exchange of the Series 6 Preferred for the Series 8 Preferred, the Second RBB Exchange Agreement does not terminate the First RBB Exchange Agreement. In addition, the RBB Series 6 Warrants were not affected by the Second RBB Exchange Agreement. The Company paid to RBB Bank the dividends on the Series 6 Preferred which accrued from the date of its issuance through February 28, 1998, the effective date of the Second RBB Exchange Agreement by issuing to RBB Bank 7,652 shares of Common Stock in payment of such accrued dividends. By letter dated July 14, 1998, RBB Bank agreed to waive certain penalties regarding the Series 4 Preferred and Series 6 Preferred. The accrued dividends for the period July 1, 1997, through December 31, 1997, for the Series 4 and Series 6 Preferred, total approximately $55,000, which were paid in January 1998, in the form of 27,377 shares of Common Stock of the Company. The accrued dividends for the Series 6 and 8 Preferred for the period January 1, 1998, through June 30, 1998, in the amount of approximately $49,000, were paid in July 1998, in the form of 25, 072 shares of Common Stock of the Company. The accrued dividends for the Series 8 Preferred for the period July 1, 1998, through December 31, 1998, in the amount of approximately $50,000, were paid in February 1999, the form of 38,046 shares of Common Stock of the Company.

As further discussed in Note 3, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for Preferred Stock which is convertible into Common Stock at a discount from the market rate at the date of issuance, in March of 1997. The Staffs position pursuant to EITF D-60 relating to beneficial conversion features is that a preferred stock dividend should be recorded for the difference between the conversion price and the quoted market price of common stock as determined at the date of issuance. To comply with this position, we recognized a dividend in 1997 of approximately $798,000 as related to the issuance of the Series 4 Class D, and Series 6 Class F Preferred Stock and the related warrants.

On or about July 14, 1997, we issued to the Infinity Fund, L.P. ("Infinity"), 350 shares of newly-created Series 5 Class E Convertible Preferred Stock, par value $.001 per share ("Series 5 Preferred"), at a price of $1,000 per share, for an aggregate sales price of $350,000. The sale to Infinity was made in a private placement under Rule 506 of Regulation D under the Securities Acts of 1933, as amended, pursuant to the terms of a Subscription and Purchase Agreement, dated July 7, 1997, between us and Infinity ("Infinity Subscription Agreement"). We utilized the proceeds received on the sale of Series 5 Preferred for the payment of debt and general working capital.

The Series 5 Preferred has a liquidation preference over the Company's Common Stock, par value $.001 per share ("Common Stock"), equal to $1,000 consideration per outstanding share of Series 5 Preferred (the "Liquidation Value"), plus an amount equal to all unpaid dividends accrued thereon. The Series 5 Preferred accrues dividends on a cumulative basis at a rate of four percent (4%) per annum of the Liquidation Value ("Dividend Rate"). Dividends are payable semi-annually when and as declared by the Board of Directors. No dividends or other distributions may be paid or declared or set aside for payment on the Company's Common Stock until all accrued and unpaid dividends on all outstanding shares of Series 5 Preferred have been paid or set aside for payment. Dividends may be paid, at our option, in the form of cash or Common Stock. If we pay dividends in Common Stock, such is payable in the number of shares of Common Stock equal to the product of (a) the quotient of (i) the Dividend Rate divided by (ii) the average of the closing bid quotation of the Common Stock as reported on the NASDAQ for the five trading days immediately prior to the date the dividend is declared, multiplied by (b) a fraction, the numerator of which is the number of days elapsed during the period for which the dividend is to be paid and the denominator of which is 365.

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

We negotiated an Exchange Agreement with Infinity ("Infinity Fund Exchange Agreement") which provided that the 350 shares of Series
5 Preferred will be tendered to us in exchange for (i) 350 shares of a newly created Series 7 Class G Preferred Stock, par value $.001 per share ("Series 7 Preferred"), and (ii) one Warrant to purchase up to 35,000 shares of Common Stock exercisable at $1.8125 per share ("Series 7 Warrant"). The Series 7 Warrant will be for a term of three (3) years and may be exercised at any time after December 31, 1997, and until July 7, 2000.

The conversion price of the Series 7 Preferred shall be $1.8125 per share, unless the closing bid quotation of the Common Stock is lower than $2.50 per share in twenty (20) out of any thirty (30) consecutive trading days after March 1, 1998, in which case, the conversion price per share shall be the lesser of (i) the product of the average closing bid quotation for the five (5) trading days immediately preceding the conversion date multiplied by eighty percent (80%) or (ii) $1.8125, with the minimum conversion price being $.75, which minimum was eliminated as of September 6, 1998.

The remaining terms of the Series 7 Preferred will be substantially the same as the terms of the Series 5 Preferred. As of the date of this report no shares of the Series 7 Preferred have been converted.

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

The rights of the Series 9 Preferred are the same as the rights under the Series 7 Preferred, except for the conversion price. The conversion price for the Series 9 Preferred is $1.8125 per share, except that, in the event the average closing bid price of the Common Stock as reported in the over the counter market, or the closing sale price if listed on a national securities exchange, for the five (5) trading days prior to a particular date of conversion, shall be less than $2.265, the conversion price for only such particular conversion shall be the average of the closing bid quotations of the Common Stock as reported on the over the counter market, or the closing sale price if listed on a national securities exchange for the five (5) trading days immediately proceeding the date of such particular conversion notice provided by the holder to the Company multiplied by 80%. Notwithstanding the foregoing, the conversion price shall not be less than a minimum of $.75 per share, which minimum shall be eliminated from and after September 8, 1998.

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

Except for the exchange of the Series 7 Preferred for the Series 9 Preferred, the Second Infinity Exchange Agreement does not terminate the First Infinity Exchange Agreement. In addition, the Infinity Series 7 Warrants were not affected by the Second Infinity Exchange Agreement. The Company has paid Infinity the dividends on the Series 7 Preferred which accrued from the date of its issuance through February 28, 1998, the effective date of the Second Infinity Exchange Agreement, by issuing to Infinity 1,071 shares of Common Stock in payment of such accrued dividends. The accrued dividends for the period July 1, 1997, through December 31, 1997, for the Series 5 and Series 7 Preferred, total approximately $7,000, which were paid in January 1998, in the form of 3,311 shares of Common Stock of the Company. The accrued dividends for the Series 7 and 9 Preferred for the period January 1, 1998, through June 30, 1998, in the amount of approximately $7,000, were paid in July 1998, in the form of 3,510 shares of Common Stock of the Company. The accrued dividends for the Series 9 Preferred for the period July 1, 1998, through December 31, 1998, in the amount of approximately $7,000, were paid in February 1999, in the form of 5,326 shares of Common Stock of the Company.

As further discussed in Note 3, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for Preferred Stock which is convertible into Common Stock at a discount from the market rate at the date of issuance, in March of 1997. The Staff's position pursuant to EITF D-60 relating to beneficial conversion features is that a preferred stock dividend should be recorded for the difference between the conversion price and the quoted market price of common stock as determined at the date of issuance. To comply with this position, we recognized a dividend in 1997 of approximately $110,000 as related to the issuance of the Series 5 Class E, and Series 7 Class G Preferred Stock and the related warrants.

On or about June 30, 1998, the Company issued to RBB Bank Aktiengesellschaft, located in Graz, Austria ("RBB Bank"), 3,000 shares of newly-created Series 10 Class J Convertible Preferred Stock, par value $.001 per share ("Series 10 Preferred"), at a price of $1,000 per share, for an aggregate sales price of $3,000,000. The sale to RBB Bank was made in a private placement under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and/or Rule 506 of Regulation D under the Act, pursuant to the terms of a Subscription and Purchase Agreement, dated June 30, 1998 between the Company and RBB Bank ("Subscription Agreement"). The net proceeds of $2,653,000 from this private placement, after the deduction for certain fees and expenses, was received by the Company on July 14, 1998. The Series 10 Preferred has a liquidation preference over the Company's Common Stock, par value $.001 per share ("Common Stock"), equal to $1,000 consideration per outstanding share of Series 10 Preferred (the "Liquidation Value"), plus an amount equal to all unpaid and accrued dividends thereon. The Series 10 Preferred accrues dividends on a cumulative basis at a rate of four percent (4%) per annum of the Liquidation Value ("Dividend Rate"), and is payable semi-annually within ten (10) business days after each subsequent June 30 and December 31 (each a "Dividend Declaration Date"), and shall be payable in cash or shares of the Company's Common Stock at the Company's option. The first Dividend Declaration Date was December 31, 1998. No dividends or other distributions may be paid or declared or set aside for payment on the Company's Common Stock until all accrued and unpaid dividends on all outstanding shares of Series 10 Preferred have been paid or set aside for payment. Dividends may be paid, at the option of the Company, in the form of cash or Common Stock of the Company. If the Company pays dividends in Common Stock, such is payable in the number of shares of Common Stock equal to the product of (a) the quotient of (i) the Dividend Rate divided by (ii) the average of the closing bid quotation of the Common Stock as reported on the NASDAQ for the five trading days immediate prior to the date the dividend is declared, times (b) a fraction, the numerator of which is the number of days elapsed during the period for which the dividend is to be paid and the denominator of which is 365.

The holder of the Series 10 Preferred may convert into Common Stock any or all of the Series 10 Preferred on and after 180 days after June 30, 1998 (December 28, 1998). The conversion price per outstanding share of Preferred Stock ("Conversion Price") is $1.875; except that if the average of the closing bid price per share of Common Stock quoted on the NASDAQ (or the closing bid price of the Common Stock as quoted on the national securities exchange if the Common Stock is not listed for trading on the NASDAQ but is listed for trading on a national securities exchange) for the five (5) trading days immediately prior to the particular date on which the holder notified the Company of a conversion ("Conversion Date") is less than $2.34, then the Conversion Price for that particular conversion shall be eighty percent (80 %) of the average of the closing bid price of the Common Stock on the NASDAQ (or if the Common Stock is not listed for trading on the NASDAQ but is listed for trading on a national securities exchange then eighty percent (80%) of the average of the closing bid price of the Common Stock on the national securities exchange) for the five (5) trading days immediately prior to the particular Conversion Date. As of June 30, 1998, the closing price of Common Stock on the NASDAQ was $1.875 per share. As of the date of this report, no shares of the Series 10 Preferred have been converted.

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

In March, 1999, the Company entered into an Exchange Agreement dated March 14, 1999, with Liviakis and Prag whereby the warrants described in the preceding paragraph for the purchase of 2,500,000 shares of Common Stock (1,875,000 and 625,000 respectively) were canceled and exchanged for 200,000 shares of Common Stock.

The accrued dividends for the Series 10 Preferred for the period
July 14, 1998, through December 31, 1998, in the amount of approximately $56,000, were paid in February 1999, in the form of 42,430 shares of Common Stock of the Company.

As further discussed in Note 3, in March of 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on the accounting for Preferred Stock which is or may be convertible into Common Stock at a discount from the market rate at the date of issuance. The Staff's position pursuant to EITF D-60 relating to beneficial conversion features is that a Preferred Stock dividend should be recorded for the difference between the conversion price and the quoted market price of Common Stock as determined at the date of issuance. To comply with this position, the Company recognized a dividend in the total amount of $750,000, with approximately $383,000 recorded in the third quarter of 1998 and $367,000 recorded in the fourth quarter of 1998.

In summary, we recorded the following dividends related to Preferred Stock issuances:

                              1998           1997             1996
                            __________     __________       _________
Paid Dividends              $  410,000     $  352,000      $  145,000
Beneficial Conversion
  Feature                      750,000(3)     908,000(2)    2,000,000(1)
                            __________     __________      __________
Total Dividends Reported    $1,160,000     $1,260,000      $2,145,000
                            ==========     ==========      ==========

(1) Amounts for 1996 reflect beneficial conversion feature on Series 3 Class C Preferred Stock.

(2) Amounts for 1997 reflect beneficial conversion feature on Series 4 Class C, Series 6 Class F, Series 5 Class E and Series 7 Class G Preferred Stock and related warrants.

(3) Amounts for 1998 reflect beneficial conversion feature on Series 10 Class J Preferred Stock. See Note 3 related to the beneficial conversion feature.

On October 14, 1998, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock from time to time in open market or privately negotiated transactions, in accordance with SEC Rule 10b-18. The repurchases will be at prevailing market prices. The Company will utilize its current working capital and available borrowings to acquire such shares. On November 18, 1998, we purchased 7,000 shares of our stock at the market price of $1.856 per share for an aggregate of approximately $13,000. On November 19, 1998, we purchased 16,000 shares of our stock at the market price of $1.8425 per share for an aggregate of approximately $29,000.

  ________________________________________________________
  NOTE 7
  LONG-TERM DEBT

  Long-term debt at December 31 includes the following (in thousands):

                                                1998      1997
                                               _______   _______
Revolving loan facility dated January 15,
  1998, collateralized by eligible
  accounts receivables, subject to monthly
  borrowing base calculation, variable
  interest paid monthly at prime rate
  plus 1 3/4.                                  $    97   $ 1,664

Term loan agreement dated January 15, 1998,
   payable in monthly principal install-
   ments of $52, balance due in January
   2001, variable interest paid monthly
   at prime rate plus 1 3/4.                     1,927     2,500

Mortgage note agreement payable in quarterly
   installments of $15, plus accrued interest
   at 10%.  Balance due October 1998 secured
   by real property.                                 -        61

Various capital lease and promissory note
   obligations, payable 1999 to 2003,
   interest at rates ranging from 8.0% to
   15.9%.                                          990       640
                                                _______   _______
                                                 3,014     4,865

Less current portion of revolving loan
   and term note facility                          625       614
Less current portion of long-term debt             302       254
                                                _______   _______
                                                $ 2,087   $ 3,997
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

As security for the payment and performance of the Agreement, we granted a first security interest in all accounts receivable, inventory, general intangibles, equipment and other assets of the Company and our subsidiaries, as well as the mortgage on two (2) of our facilities. The Agreement contains affirmative covenants including, but not limited to, certain financial statement disclosures and certifications, management reports, maintenance of insurance and collateral. The Agreement also contains an adjusted net worth financial covenant, as defined in the Agreement, of $3,000,000.

The proceeds of the Agreement were utilized to repay in full on January 15, 1998, the outstanding balance of the Heller Financial, Inc. ("Heller") which was comprised of a revolving loan and security agreement, loan and term loan, and to repay and buyout all assets under the Ally Capital Corporation ("Ally") equipment financing agreements. As of December 31, 1997, the borrowings under the Heller revolving loan facility totaled $2,652,000. The balance of the revolving loan on January 15, 1998, as repaid pursuant to the Congress agreement was $2,289,000. The balance under the Heller term loan at December 31, 1997, was $867,000. The Company subsequently made a term loan payment of $41,000 on January 2, 1998, resulting in a balance of $826,000, as repaid pursuant to the Congress Agreement. As of December 31, 1997, the outstanding balance on the Ally Equipment Financing Agreement was $624,000 which represented the principal balance repaid pursuant to the Congress Agreement. In conjunction with the above debt repayments, we also repaid a small mortgage, paid certain fees, taxes and expenses, resulting in an initial Congress term loan of $2,500,000 and revolving loan balance of $1,705,000 as of the date of closing. As of December 31, 1998, the borrowings under the Congress revolving loan facility totaled $97,000 with borrowing availability of approximately $4,009,000. The balance under the Congress term loan at December 31, 1998, was $1,927,000.

During June 1998, we entered into a master security agreement and secured promissory note in the amount of approximately $317,000 for the purchase and financing of certain capital equipment at the Perma-Fix of Florida, Inc. facility. The term of the promissory note is for sixty (60) months, at a rate of 11.58% per annum and monthly installments of approximately $7,000. We subsequently entered into a second secured promissory note in the amount of approximately $207,000 for the purchase and financing of certain capital equipment. The term of the promissory note is for sixty (60) months, at a rate of 10.54% per annum and monthly installments of approximately $4,000. We recorded the December 31, 1997, Heller and Ally debt balances as though the Congress transaction had been closed as of December 31, 1997.

As further discussed in Note 4, the long-term debt associated with the discontinued Memphis operation is excluded from the above and is recorded in the "Long-Term Liabilities of Discontinued Operations" total. The Memphis debt obligations total $28,000, of which $24,000 is current.

The aggregate amount of the maturities of long-term debt maturing in future years as of December 31, 1998, is $951,000 in 1999; $910,000 in 2000; $953,000 in 2001; $145,000 in 2002; and $83,000 in 2003.
  ________________________________________________________
  NOTE 8
  ACCRUED EXPENSES

  Accrued expenses at December 31 include the following (in thousands):


                                           1998      1997
                                          _______   _______
  Salaries and employee benefits          $   783   $   927
  Accrued sales, property and other
    tax                                       387       484
  Waste disposal and other operating
    related expenses                        1,608     1,240
  Accrued environmental                       278       305
  Other                                       313       424
                                          _______   _______
       Total accrued expenses             $ 3,369   $ 3,380
                                          =======   =======

  The above amounts exclude Perma-Fix of Memphis, Inc. accrued expenses for the years ended December 31, 1998, and 1997 of $739 and $1,094, respectively, which are reported as current liabilities of discontinued operations. See Note 4 for further discussion of this discontinued operation.

  ________________________________________________________
  NOTE 9
  ACCRUED CLOSURE COSTS AND ENVIRONMENTAL LIABILITIES

We accrue for the estimated closure costs as determined pursuant to RCRA guidelines for all fixed-based regulated facilities, which represents the potential future liability to close and remediate such a facility, should such a cessation of operations ever occur. During 1998, the accrued long-term closure cost for its continuing operations decreased by $116,000 to a total of $715,000 as compared to the 1997 total of $831,000. This decrease is principally a result of the reduced calculated closure liability which occurred at one TSD facility due to changes in operational activities. The closure costs are based upon RCRA guidelines and will increase in the future, as indexed to an inflationary factor, and may also increase or decrease as we change our current operations at these regulated facilities. Additionally, unlike solid waste facilities, we, consistent with EPA regulations, do not have post-closure liabilities that extend substantially beyond the effective life of the facility.

At December 31, 1998, we have accrued long-term environmental and acquisition related liabilities totaling $520,000, which reflects a decrease of $5,000 from the December 31, 1997, balance of $525,000. This amount principally represents management's best estimate of the long term costs to remove contaminated soil and to undergo groundwater remediation activities at one former RCRA facility that is under a closure action from 1989 that our wholly-owned subsidiary, PFD, leases. In June 1994, we acquired from Quadrex Corporation and/or a subsidiary of Quadrex Corporation (collectively, "Quadrex") three TSD companies, including the PFD facility. The former owners of PFD had merged EPS with PFD, which was subsequently sold to Quadrex. Through our acquisition of PFD in 1994 from Quadrex, we were indemnified by Quadrex for costs associated with remediating the Leased Property, which entails remediation of soil and/or groundwater restoration. The Leased Property used by EPS to operate its facility is separate and apart from the property on which PFD's facility is located. In conjunction with the subsequent bankruptcy filing by Quadrex, and our recording of purchase accounting for the acquisition of PFD, we recognized an environmental liability of approximately $1,200,000 for the remediation of this leased facility. This facility has pursued remedial activities for the last five years with additional studies forthcoming, and potential groundwater restoration which could extend three (3) to five (5) years. We have estimated the potential liability related to the remaining remedial activity of the above property to be approximately $460,000, representing the remaining acquisition reserve balance, of which we anticipate spending approximately $222,000 during 1999. No insurance or third party recovery was taken into account in determining our cost estimates or reserve, nor do our cost estimates or reserves reflect any discount for present value purposes.

Pursuant to our acquisition, effective December 31, 1993, of Perma-Fix of Memphis, Inc. (F/N/A American Resource Recovery, Inc.), we assumed certain liabilities relative to the removal of contaminated soil and to undergo groundwater remediation at the facility. Prior to our ownership of PFM, the owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities. Based upon technical information available to it, we estimated, and recorded through purchase accounting, the remaining cost of such remedial action. To-date, we have spent approximately $260,000 and have a reserve balance of approximately $980,000 as of December 31,

1998. Neither our cost estimates nor reserves reflect any discount for present value purpose and such remediation is expected to extend for a period of five to ten years. We have recorded approximately $170,000 as a portion of the current liability under "Current Liabilities of Discontinued Operations" and the remainder under "Long-term Liabilities of Discontinued Operations." See Note 4 for additional discussion of discontinued operations.

  ________________________________________________________
  NOTE 10
  INCOME TAXES

The components of the provision for income taxes are as follows (in thousands):

At December 31, 1998, we had temporary differences and net operating loss carry forwards which gave rise to deferred tax assets and liabilities at December 31, as follows (in thousands):

                                    1998      1997      1996
                                   _______   _______   _______
     Net operating losses          $ 3,684   $ 3,393   $ 3,376
     Environmental reserves            990     1,498       980
     Impairment of assets              560       560         -
     Other                             210       213       172
     Valuation allowance            (5,015)   (5,139)   (4,034)
                                    _______   _______   _______
        Deferred tax assets            429       525       494
                                    _______   _______   _______
     Depreciation and
        amortization                   429       525       466
     Other                               -         -        28
                                   _______   _______   _______
        Deferred tax liability         429       525       494
                                   _______   _______   _______
        Net deferred tax asset
          (liability)              $     -   $     -   $     -
                                   =======   =======   =======

A reconciliation between the expected tax benefit using the federal statutory rate of 34% and the provision for income taxes as reported in the accompanying consolidated statements of operations is as follows (in thousands):

                                    1998      1997      1996
                                   _______   _______   _______
     Tax benefit at statutory
        rate                       $   157   $(1,329)  $   (88)
     Goodwill amortization              76        77        43
     Other                            (109)      147      (140)
     Increase (decrease) in
       valuation allowance            (124)    1,105       185
                                   _______   _______   _______
     Provision for income taxes    $     -   $     -   $     -
                                   =======   =======   =======

Our valuation allowance decreased by approximately $124,000 for the year ended December 31, 1998, and increased $1,105,000 and $185,000 for the years ended December 31, 1997 and 1996, which represents the effect of changes in the temporary differences and net operating losses (NOLs), as amended. We have recorded a valuation allowance to state our deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

We have estimated net operating loss carry forwards for federal income tax purposes of approximately $10,835,000 at December 31, 1998. These net operating losses can be carried forward and applied against future taxable income, if any, and expire in the years 2006 through 2012. However, as a result of various stock offerings and certain acquisitions, the use of these NOLs will be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. Additionally, NOLs may be further limited under the provisions of Treasury Regulation 1.1502-21 regarding Separate Return Limitation Years.

  ________________________________________________________
  NOTE 11
  CAPITAL STOCK, EMPLOYEE STOCK PLAN AND INCENTIVE COMPENSATION

In February 1996, we issued 1,100 shares of newly created Series 1 Preferred at a price of $1,000 per share, for net proceeds of $924,000. We also issued 330 shares of newly created Series 2 Preferred at a price of $1,000 per share, for net proceeds of $297,000. During 1996, of the Series 1 and Series 2 Preferred were fully converted into 1,953,467 shares of the Company's Common Stock. During July 1996, we issued 5,500 shares of newly created Series 3 Preferred at a price of $1,000 per share for an aggregate sales price of $5,500,000. During June 1997, we issued 2,500 shares of newly created Series 4 Preferred at a price of $1,000 per share for an aggregate sales price of $2,500,000. During July 1997, we issued 350 shares of newly created Series 5 Preferred at a price of $1,000 per share for an aggregate sales price of $350,000. During 1997, 1,500 shares of the Series 3 Preferred were converted into 1,027,974 shares of the Company's Common Stock. See Note 6 for further discussion.

In March 1996, we entered into a Stock Purchase Agreement with
Dr. Centofanti, the President, Chief Executive Officer, Chairman of the Board of the Company, whereby we sold, and Dr. Centofanti purchased, 133,333 shares of the Company's Common Stock for 75% of the closing bid price of such Common Stock as quoted on the NASDAQ on the date that Dr. Centofanti notified us of his desire to purchase such stock, as authorized by the Board of Directors of the Company. During February 1996, Dr. Centofanti tendered to the Company $100,000 for such 133,333 shares by delivering to us $86,000 and forgiving $14,000 that was owing to Dr. Centofanti by us for expenses incurred by Dr. Centofanti on our behalf. On the date that Dr. Centofanti notified us of his desire to purchase such shares, the closing bid price as quoted on the NASDAQ for the Company's Common Stock was $1.00 per share.

In June 1996, we entered into a second Stock Purchase Agreement with Dr. Centofanti, whereby we sold, and Dr. Centofanti purchased, 76,190 shares of the Company's Common Stock for 75% of the closing bid price of such Common Stock as quoted on the NASDAQ on the date that Dr. Centofanti notified us of his desire to purchase such stock (closing bid of $1.75 on June 11, 1996), as previously authorized by our Board of Directors. Dr. Centofanti tendered to us $100,000 for such 76,190 shares of Common Stock. During 1997, Dr. Centofanti also purchased 12,190 shares of Common Stock for $20,000, representing 75% of the closing bid price. During 1996, we issued 347,912 shares of Common Stock to our outside consultants and directors for past and future services, valued at approximately $462,000, during 1997, we issued 116,081 shares of Common Stock to our outside consultants and directors, valued at approximately $148,000 and during 1998, we issued 60,769 shares of Common Stock to our outside consultants and directors, valued at approximately $73,650.

At the Company's Annual Meeting of Stockholders ("Annual Meeting") as held on December 12, 1996, the stockholders approved the adoption of the Perma-Fix Environmental Services, Inc. 1996 Employee Stock Purchase Plan. This plan provides eligible employees of the Company and its subsidiaries, who wish to become stockholders, an opportunity to purchase Common Stock of the Company through payroll deductions. The maximum number of shares of Common Stock of the Company that may be issued under the plan will be 500,000 shares. The plan provides that shares will be purchased two (2) times per year and that the exercise price per share shall be eighty-five percent (85%) of the market value of each such share of Common Stock on the offering date on which such offer commences or on the exercise date on which the offer period expires, whichever is lowest. The first purchase period commenced July 1, 1997, and ended December 31, 1997. Proceeds totaled $16,000 for this purchase period which resulted in the purchase of 8,276 shares of Common Stock in January 1998, pursuant to the 1996 Employee Stock Purchase Plan. The second purchase period commenced January 1, 1998, and ended June 30, 1998. Proceeds totaled $16,849 for this purchase period which resulted in the purchase of 10,732 shares of Common Stock in July 1998. The third purchase period commenced July 1, 1998, and ended December 31, 1998. Proceeds totaled $22,334 for this purchase period which resulted in the purchase of 17,517 shares of Common Stock in January 1999.

During October 1997, Dr. Centofanti entered into a three (3) year Employment Agreement with us which provided for, among other things, an annual salary of $110,000, subject to annual inflationary increases and the issuance of Non-Qualified Stock Options ("Non-Qualified Stock Options"). The Non-Qualified Stock Options provide Dr. Centofanti with the right to purchase an aggregate of 300,000 shares of Common Stock as follows: (i) after one year 100,000 shares of Common Stock at a price of $2.25 per share, (ii) after two years 100,000 shares of Common stock at a price of $2.50 per share, and
(iii) after three years 100,000 shares of Common Stock at a price of $3.00 per share. The Non-Qualified Stock Options expire ten years after the date of the Employment Agreement.

Stock Options
On December 16, 1991, we adopted a Performance Equity Plan (the "Plan"), under which 500,000 shares of the Company's Common Stock are reserved for issuance, pursuant to which officers, directors and key employees are eligible to receive incentive or Non-Qualified stock options. Incentive awards consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards. Incentive stock options granted under the Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the market price of the Common Stock on the date of grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the then-outstanding shares of Common Stock may not exceed five years and the exercise price may not be less than 110% of the market price of the Common Stock on the date of grant. To date, all grants of options under the Performance Equity Plan have been made at an exercise price not less than the market price of the Common Stock at the date of grant.

Effective September 13, 1993, we adopted a Non-Qualified Stock Option Plan pursuant to which officers and key employees can receive long-term performance-based equity interests in the Company. The maximum number of shares of Common Stock as to which stock options may be granted in any year shall not exceed twelve percent (12%) of the number of common shares outstanding on December 31 of the preceding year, less the number of shares covered by the outstanding stock options issued under the Company's 1991 Performance Equity Plan as of December 31 of such preceding year. The option grants under the plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the market price of the Common Stock at date of grant.

Effective December 12, 1993, we adopted the 1992 Outside Directors Stock Option Plan, pursuant to which options to purchase an aggregate of 100,000 shares of Common Stock had been authorized. This Plan provides for the grant of options on an annual basis to each outside director of the Company to purchase up to 5,000 shares of Common Stock. The options have an exercise price equal to the closing trading price, or, if not available, the fair market value of the Common Stock on the date of grant. The Plan also provides for the grant of additional options to purchase up to 10,000 shares of Common Stock on the foregoing terms to each outside director upon election to the Board. During our annual meeting held on December 12, 1994, the stockholders approved the Second Amendment to our 1992 Outside Directors Stock Option Plan which, among other things, (i) increased from 100,000 to 250,000 the number of shares reserved for issuance under the Plan, and (ii) provides for automatic issuance to each director of the Company, who is not an employee of the Company, a certain number of shares of Common Stock in lieu of sixty-five percent (65%) of the cash payment of the fee payable to each director for his services as director. The Third Amendment to the Outside Directors Plan, as approved at the December 1996 Annual Meeting, provided that each eligible director shall receive, at such eligible director's option, either sixty-five percent (65%) or one hundred percent (100%) of the fee payable to such director for services rendered to the Company as a member of the Board in Common Stock. In either case, the number of shares of Common Stock of the Company issuable to the eligible director shall be determined by valuing the Common Stock of the Company at seventy-five percent (75%) of its fair market value as defined by the Outside Directors Plan. The Fourth Amendment to the Outside Directors Plan, was approved at the May 1998 Annual Meeting and increased the number of authorized shares from 250,000 to 500,000 reserved for issuance under the Plan.

We applied APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for options issued to employees. Accordingly, no compensation cost has been recognized for options granted to employees at exercise prices which equal or exceed the market price of the Company's Common Stock at the date of grant. Options granted at exercise prices below market prices are recognized as compensation cost measured as the difference between market price and exercise price at the date of grant.

Statement of Financial Accounting Standards No. 123 ("FAS 123") "Accounting for Stock-Based Compensation," requires us to provide pro forma information regarding net income and earnings per share as if compensation cost for our employee stock options had been determined in accordance with the fair market value based method prescribed in FAS 123. We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: no dividend yield for all years; an expected life of ten years for all years; expected volatility of 45.0%, 42.0% and 46.8%; and risk-free interest rates of 4.58%, 6.91% and 6.63%.

Under the accounting provisions of FASB Statement 123, our net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                        1998         1997          1996
                                    ____________ ______________ _____________
   Net loss applicable to Common
      Stock from continuing
      operations
         As reported                $   (698,000) $ (1,068,000) $ (2,118,000)
         Pro forma                      (962,000)   (1,666,000)   (2,471,000)

   Net loss per share applicable
      to Common Stock from con-
      tinuing operations
         As reported                $       (.06) $       (.10) $       (.24)
         Pro forma                          (.08)         (.16)         (.28)
      _______________________________________________________________

   Net loss applicable to Common
      Stock
        As reported                 $   (688,000) $ (5,169,000) $ (2,405,000)
        Pro forma                       (962,000)   (5,767,000) $ (2,758,000)

   Net loss per share
       As reported                  $       (.06) $       (.49) $       (.27)
       Pro forma                            (.08)         (.54)         (.31)

A summary of the status of options under the plans as of December 31, 1998, 1997 and 1996 and changes during the years ending on those dates are presented below:


                              1998                  1997
                        ___________________  ____________________
                                  Weighted               Weighted
                                   Average                Average
                                   Exercise              Exercise
                         Shares     Price      Shares      Price
                        _________ _________  _________   ________
Performance Equity Plan:
_______________________
  Balance at beginning
    of year              288,138     $2.54     316,226     $2.43
     Granted              70,000      1.25           -         -
     Exercised            (1,000)     1.00           -         -
     Forfeited           (15,306)     3.66     (28,088)     1.34
                         ________             ________
  Balance at end
    of year              341,832      2.23     288,138      2.54
                         ========             ========

  Options exercisable
    at year end          223,832      2.80     217,238      2.98

  Options granted during
    the year at exercise
    prices which equal
    market price of stock
    at date of grant:
      Weighted average
        exercise price    70,000      1.25           -         -
      Weighted average
        fair value        70,000       .78           -         -

Non-qualified Stock
  Option Plan:
___________________
  Balance at beginning
    of year              650,710     $1.41     475,395     $1.68
     Granted             255,000      1.25     290,000      1.375
     Exercised                 -         -     (11,000)     1.00
     Forfeited           (20,410)     1.375   (103,685)     2.54
                         ________             ________
  Balance at end
    of year              885,300      1.37     650,710      1.41
                         ========             ========
  Options exercisable
    at year end          216,240      1.54      90,426      1.72

  Options granted during
    the year at exercise
    prices which equal
    market price of stock
    at date of grant:
      Weighted average
        exercise price   255,000     1.25     290,000      1.375
      Weighted average
        fair value       255,000      .78     290,000       .90

Outside Directors Stock
  Option Plan:
_______________________
  Balance at beginning
    of year              160,000     $2.69     145,000     $2.76
     Granted                   -         -      15,000      2.13
     Exercised                 -         -           -         -
     Forfeited                 -         -           -         -
                         ________             ________
  Balance at end
    of year              160,000      2.69     160,000      2.69
                         ========             ========
  Options exercisable
    at year end          160,000      2.69     160,000      2.69


  Options granted during
    the year at exercise
    prices which equal
    market price of stock
    at date of grant:
      Weighted average
        exercise price         -        -      15,000      2.13
      Weighted average
        fair value             -        -      15,000      1.34


                                                    1996
                                             ____________________
                                                        Weighted
                                                        Average
                                                        Exercise
                                              Shares     Price
                                              _________ __________
                                               263,282    $ 3.22
                                               110,000      1.00
                                                     -         -
                                               (57,056)     3.32
                                             _________

                                               316,226      2.43
                                             =========

                                               183,609      3.14








                                                110,000      1.00
                                                110,000       .68



                                               263,995    $ 3.17
                                               345,000      1.00
                                                     -         -
                                              (133,600)     2.88
                                              _________
                                               475,395      1.68
                                              =========

                                                34,158      3.77





                                               345,000      1.00
                                               345,000       .68

                                               110,000    $ 3.08
                                                35,000      1.75
                                                     -         -
                                                     -         -
                                              ________
                                               145,000      2.76
                                              ========

                                               110,000      3.08








                                                35,000      1.75
                                                35,000      1.25

The following table summarizes information about options under the plan outstanding at December 31, 1998:

                                   Options Outstanding
                         ________________________________________
                                             Weighted
                                             Average     Weighted
  Description and             Number        Remaining    Average
     Range of             Outstanding at   Contractual   Exercise
   Exercise Price          Dec. 31, 1998      Life         Price
________________________  ______________   ___________   ________
Performance Equity Plan:
_______________________
1991/1992 Awards ($3.02)       185,332      3.1 years      $3.02
1993 Awards ($5.25)              6,500      4.8 years       5.25
1996 Awards ($1.00)             80,000      7.4 years       1.00
1998 Awards ($1.25)             70,000      9.8 years       1.25
                             _________
                               341,832      5.5 years       2.23
                             =========

Non-Qualified Stock
   Option Plan:
___________________
1994 Awards ($4.75)                300      5.2 years      $4.75
1995 Awards ($2.88)             85,000      6.0 years       2.88
1996 Awards ($1.00)            280,000      7.4 years       1.00
1997 Awards ($1.375)           265,000      8.3 years       1.38
1998 Awards ($1.25)            255,000      9.8 years       1.25
                             _________
                               885,300      8.2 years       1.37
                             =========


Outside Directors Stock
   Option Plan:
_______________________
1993 Awards ($3.02)             45,000      3.5 years      $3.02
1994 Awards ($3.00-$3.22)       45,000      5.5 years       3.07
1995 Awards ($3.25)             20,000      6.0 years       3.25
1996 Awards ($1.75)             35,000      7.9 years       1.75
1997 Awards ($2.125)            15,000      8.9 years       2.13
                             _________
                               160,000      5.9 years       2.69
                             =========

                                   Options Exercisable
                             _______________________________
                                                    Weighted
                                Number              Average
                             Exercisable at         Exercise
                             Dec. 31, 1998           Price
                             _______________        ________
                                185,332               $3.02
                                  6,500                5.25
                                 32,000                1.00
                                      -
                              __________
                                223,832                2.80
                              ==========

                                    240                $4.75
                                 51,000                 2.88
                                112,000                 1.00
                                 53,000                 1.38
                                      -
                              __________
                                216,240                 1.54
                              ==========

                                 45,000                $3.02
                                 45,000                 3.07
                                 20,000                 3.25
                                 35,000                 1.75
                                 15,000                 2.13
                               ________
                                160,000                 2.69

Warrants
We have issued various warrants pursuant to acquisitions, private placements, debt and debt conversion and to facilitate certain financing arrangements. The warrants principally are for a term of three to five years and entitle the holder to purchase one share of Common Stock for each warrant at the stated exercise price. During 1998, pursuant to the issuance of the Series 10 Class J Convertible Preferred Stock, as further discussed in Note 6, we issued to Liviakis one (1) Common Stock purchase warrant entitling Liviakis to purchase, after January 15, 1999, until June 29, 2002, an aggregate of up to 1,875,000 shares of Common Stock exercisable at a price equal to $1.875 per share and we issued to Prag one (1) Common Stock purchase warrant entitling Prag to purchase, after January 15, 1999, until June 29, 2002, an aggregate of up to 625,000 shares of Common Stock exercisable at a price equal to $1.875 per share. In connection with the Preferred Stock issuances as discussed fully in Note 6, we issued additional warrants during 1998 for the purchase of 850,000 shares which are included in the Series 10 Class J warrants. During 1996, pursuant to the issuance of the Series 3 Class C Convertible Preferred Stock, as further discussed in Note 6, we issued to RBB Bank two (2) Common Stock purchase warrants entitling RBB Bank to purchase, after December 31, 1996, until July 18, 2001, an aggregate of up to 2,000,000 shares of Common Stock, with 1,000,000 shares exercisable at an exercise price equal to $2.00 per share and 1,000,000 at $3.50 per share. In connection with the Preferred Stock issuances as discussed fully in Note 6, we issued additional warrants during 1997 and 1996 for the purchase of 1,591,250 and 1,420,000 shares, respectively, of Common Stock which are included in other financing warrants. Certain of the warrant agreements contain antidilution provisions which have been triggered by the various stock and warrant transactions as entered into by us since the issuance of such warrants. The impact of these antidilution provisions was the reduction of certain warrant exercise prices and in some cases the increase in the total number of underlying shares for certain warrants issued prior to 1996. During 1998, a total of 215,100 warrants were exercised for proceeds in the amount of $255,000 and no warrants expired.

The following details the warrants currently outstanding as of December 31, 1998, after giving effect to antidilution provisions:

                                      Number of
                                     Underlying      Exercise      Expiration
 Warrant Series                        Shares          Price          Date
________________                     __________     ____________   __________
Class B Warrants                     4,273,445        $3.28            6/99
Class C Preferred Stock Warrants     2,950,300      $.73-$3.50      9/99-7/01
Class H Preferred Stock Warrants     1,504,450      $1.50-$3.00     6/00-7/02
Class I Preferred Stock Warrants        35,000        $1.8125          6/00
Class J Preferred Stock Warrants     3,350,000     $1.875-$2.50     6/01-6/02
Other Financing Warrants             1,117,901     $1.936-$3.625    6/99-9/00
                                    __________
                                    13,230,796
                                    ===========

In March, 1999, the Company entered into an Exchange Agreement with Liviakis and Prag whereby the warrants described in the preceding paragraph issued to Liviakis and Prag for the purchase of an aggregate of 2,500,000 shares of Common Stock (1,875,000 and 625,000 respectively) were exchanged for 200,000 shares of Common Stock. This will reduce the number of shares of Common Stock underlying Warrants outstanding relating to the Class J Preferred Stock from 3,350,000 to 850,000 shares.

Shares Reserved
At December 31, 1998, we have reserved approximately 25 million shares of Common Stock for future issuance under all of the above arrangements and the convertible Series 3, Series 8, Series 9 and
Series 10  Preferred Stock.  (See Note 6.)

     ________________________________________________________
     NOTE 12
     COMMITMENTS AND CONTINGENCIES

Hazardous Waste
In connection with our waste management services, we handle both hazardous and non-hazardous waste which we transport to our own or other facilities for destruction or disposal. As a result of disposing of hazardous substances, in the event any cleanup is required, we could be a potentially responsible party for the costs of the cleanup notwithstanding any absence of fault on our part.

Legal
In May 1995, PFM, our subsidiary, became aware that the U.S. District Attorney for the Western District of Tennessee and the Department of Justice were investigating certain prior activities of W. & R. Drum, Inc. ("W.R. Drum") its successor, First Southern Container Company, and any other facility owned or operated, in whole or in part, by Johnnie Williams. PFM used W. R. Drum to dispose of certain of its used drums. In May 1995, PFM received a Grand Jury Subpoena which demanded the production of any documents in the possession of PFM pertaining to W. R. Drum, First Southern Container Company, or any other facility owned or operated, and holder in part, by Johnnie Williams. PFM complied with the Grand Jury Subpoena. Thereafter, in September of 1995, PFM received another Grand Jury Subpoena for documents from the Grand Jury investigating W. R. Drum, First Southern Container Company and/or Johnnie Williams. PFM complied with the Grand Jury Subpoena. In December 1995, representatives of the Department of Justice advised PFM that it was also currently a subject of the investigation involving W. R. Drum, First Southern Container Company, and/or Johnnie Williams. Since 1995, the Company has received no new information about this matter.

During January 1998, PFM was notified by the EPA that the EPA had conducted remediation operations at a site owned and operated by W.R. Drum in Memphis, Tennessee (the "Drum Site"). By correspondence dated January 15, 1998 ("PRP Letter"), the EPA informed PFM that it believed that PFM was a PRP regarding the remediation of the Drum Site, primarily as a result of acts by PFM prior to the time PFM was acquired by the Company. The PRP Letter estimated the remediation costs incurred by the EPA for the Drum Site to be approximately $1,400,000 as of November 30, 1997, and the EPA has orally informed the Registrant that such remediation has been substantially complete as of such date. During the second quarter of 1998, PFM and certain other PRP's began negotiating with the EPA regarding a potential settlement of the EPA's claims regarding the Drum Site and such negotiations have been completed. During the third quarter of 1998, the government agreed to the PFM's offer to pay $225,000 ($150,000 payable at closing and the balance payable over a twelve month period) to settle any potential liability regarding the Drum Site. During January 1999, the Company executed a "Partial Consent Decree" pursuant to this settlement, which settlement is subject to approval of the court. There are no assurances that the settlement will be approved by the court.

In addition to the above matters and in the normal course of conducting its business, we are involved in various other litigation. We are not a party to any litigation or governmental proceeding which our management believes could result in any judgments or fines against us that would have a material adverse affect on our financial position, liquidity or results of operations.

Permits
We are subject to various regulatory requirements, including the procurement of requisite licenses and permits at our facilities. These licenses and permits are subject to periodic renewal without which our operations would be adversely affected. We anticipate that, once a license or permit is issued with respect to a facility, the license or permit will be renewed at the end of its term if the facility's operations are in compliance with the applicable regulatory requirements.

Accrued Closure Costs and Environmental Liabilities
We maintain closure cost funds to insure the proper decommissioning of our RCRA facilities upon cessation of operations. Additionally, in the course of owning and operating on-site treatment, storage and disposal facilities, we are subject to corrective action proceedings to restore soil and/or groundwater to its original state. These activities are governed by federal, state and local regulations and we maintain the appropriate accruals for restoration. As discussed in Note 9, we have recorded accrued liabilities for estimated closure costs and identified environmental remediation costs.

Discontinued Operations
As previously discussed, we made the strategic decision in February 1998 to discontinue our fuel blending operations at the PFM facility. We have, based upon the best estimates available, recognized accrued environmental and closure costs in the aggregate amount of $2,501,000 as of December 31, 1998. This liability includes principally, the RCRA closure liability, the groundwater remediation liability (see Note 9), the potential additional site investigation and remedial activity which may arise as PFM proceeds with its closure activities, our best estimate of the future operating losses as we discontinue our fuel blending operations and other contingent liabilities, including the above discussed PRP liability. See Note 4 for further discussion of PFM.

Insurance
Our business exposes us to various risks, including claims for causing damage to property or injuries to persons or claims alleging negligence or professional errors or omissions in the performance of its services, which claims could be substantial. We believe that our coverage is adequate to insure us against the various types of risks encountered.

Operating Leases
We lease certain facilities and equipment under operating leases.
Future minimum rental payments as of December 31, 1998 required under these leases are $777,000 in 1999, $534,000 in 2000, $275,000 in 2001, $151,000 in 2002 and $115,000 in 2003.

Net rent expense relating to our operating leases was $1,465,000, $1,533,000 and $1,657,000 for 1998, 1997 and 1996, respectively.

     ________________________________________________________
     NOTE 13
     PROFIT SHARING PLAN

We adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the "401(k) Plan") in 1992, which is intended to comply under
Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974. All full-time employees who have attained the age of 21 are eligible to participate in the 401(k) Plan. Participating employees may make annual pre-tax contributions to their accounts up to 15% of their compensation, up to a maximum amount as limited by law. We, at our discretion, may make matching contributions based on the employee's elective contributions. Company contributions vest over a period of six years. We elected not to provide any matching contributions for the years ended December 31, 1998, 1997, and 1996. However, beginning January 1, 1999 we have decided to match up to 25% of our employees contributions, not to exceed 3% of a participants compensation.

     ________________________________________________________
     NOTE 14
     OPERATING SEGMENTS

During 1998, we were engaged in ten operating segments. Pursuant to FAS 131, we define an operating segment as:


     * A business activity from which we may earn revenue and incur expenses;
     * Whose operating results are regularly reviewed by our chief operating division maker to make decisions about resources to be allocated to the segment and assess its performance; and
     *    For which discrete financial information is available.

We therefore define our segments as each separate facility or location that we operate. We clearly view each business as a separate segment and make decisions based on the activity and profitability of that particular location. These segments however, exclude the Corporate headquarters which does not generate revenue and Perma-Fix of Memphis, Inc. which is reported elsewhere as a discontinued operation. See Note 4 regarding discontinued operations.

Pursuant to FAS 131 we have aggregated two or more operating segments into two reportable segments to ease in the presentation and understanding of our business. We used the following criteria to aggregate our segments:

     *    The nature of our products and services;
     *    The nature of the production processes;
     * The type or class of customer for our products and services;
     * The methods used to distribute our products or provide our services; and
     *    The nature of the regulatory environment.

Our reportable segments are defined as follows:

The Waste Management Services segment, which provides on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial and commercial, mixed waste, and wastewater through our four TSD facilities; Perma-Fix Treatment Services, Inc., Perma-Fix of Dayton, Inc., Perma-Fix of Ft. Lauderdale, Inc. and Perma-Fix of Florida, Inc. We provide through Perma-Fix Inc. and Perma-Fix of New Mexico, Inc. on-site waste treatment services to convert certain types of characteristic hazardous wastes into non-hazardous waste. We also provide through Reclamation Systems, Inc. and Industrial Waste Management, Inc. the supply and management of non-hazardous and hazardous waste to be used by cement plants as a substitute fuel or raw material source and the resell of by-product materials generated at cement plants for environmental applications.

The Consulting Engineering Services segment provides environmental engineering and regulatory compliance services through Schreiber, Yonley & Associates, Inc. and Mintech, Inc. These engineering groups provide oversight management of environmental restoration projects, air and soil sampling and compliance and training activities, as well as, engineering support as needed by our other segment.

The table below shows certain financial information by business segment for 1998, 1997, and 1996 and excludes the results of operations of the discontinued operations:

Segment Reporting 12/31/98
                                        Waste                 Segment
                                       Services  Engineering   Total
                                       ________  ___________  _______

Revenue from external customers         $26,181     $4,370    $30,551
Intercompany revenues                       329        510        839
Interest income                              31          -         31
Interest expense                            369         54        423
Depreciation and amortization             2,015         77      2,092
Segment profit (loss)                       265       (213)        52
Segment assets(1)                        24,882      2,326     27,208
Expenditures for segment assets           2,492         20      2,512

Segment Reporting 12/31/97
                                         Waste                Segment
                                       Services  Engineering   Total
                                      ________  ___________   _______

Revenue from external customers         $23,756     $4,657    $28,413
Intercompany revenues                       932        522      1,454
Interest income                              38          -         38
Interest expense                            366         30        396
Depreciation and amortization             1,850        110      1,960
Segment profit (loss)                       402       (421)       (19)
Segment assets(1)                        23,576      2,593     26,169
Expenditures for segment assets           1,744         21      1,765

Segment Reporting 12/31/96
                                         Waste                Segment
                                        Services  Engineering  Total
                                        ________  ___________ _______

Revenue from external customers         $21,497     $5,544    $27,041
Intercompany revenues                       723        292      1,015
Interest income                              41          -         41
Interest expense                            532         55        587
Depreciation and amortization             1,876        156      2,032
Segment profit (loss)                       (11)        84         73
Segment assets(1)                        23,546      2,565     26,111
Expenditures for segment assets           2,371          8      2,379





                                                          Consolidated
                                  Corp.(2)    Memphis(3)      Total
                                  ________   ___________   ____________
                                  $     -     $    -         $30,551
                                        -          -             839
                                        4          -              35
                                     (129)(5)      -             294
                                       17          -           2,109
                                     (750)(4)      -            (698)
                                    1,051        489          28,748
                                       42          -           2,554


                                                            Consolidated
                                   Corp.(2)   Memphis(3)        Total
                                  ________  ___________      _______

                                  $     -     $    -         $28,413
                                        -          -           1,454
                                        3          -              41
                                       35          -             431
                                       20          -           1,980
                                   (1,049)(4)   (141)         (1,068)
                                      171      2,230          28,570
                                        8         45           1,812


                                                            Consolidated
                                   Corp.(2)   Memphis(3)        Total
                                   ________   ___________   ____________

                                   $     -     $    -        $27,041
                                         -          -          1,015
                                         2          -             43
                                        56          -            643
                                        51          -          2,083
                                    (2,191)(4)   (191)        (2,118)
                                        68      2,855         29,034
                                         -        125          2,506

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2) Amounts reflect the activity for corporate headquarters.

(3) Amounts reflect the activity for Perma-Fix of Memphis, Inc., which is a discontinued operation, not included in the segment information (See Note 4).

(4) Amounts reflect beneficial conversion feature of the Preferred Stock of the Company and Corporate overhead not allocated to discontinued operations (See Note 3).

(5) Amount reflects interest expense adjustment to Perma-Fix of Memphis, Inc. allocated to discontinued operations.

     ________________________________________________________

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

Since information relating to changes in accountants and engagement of new accountants by the Company during the Company's two most recent fiscal years or any subsequent interim period have been previously reported (as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) and there were no disagreements or reportable events required to be reported under paragraph (b) of Item 304 of Regulation S-K, we have no information to be reported hereunder pursuant to Item 304 of Regulation S-K.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth, as of the date hereof, information concerning the Directors and Executive Officers of the Company:

NAME                       AGE              POSITION
____                       ___              ________
Dr. Louis F. Centofanti    55       Chairman of the Board, President
                                    and Chief Executive Officer
Mark A. Zwecker            48       Director
Steve Gorlin               61       Director
Jon Colin                  43       Director
Mr. Richard T. Kelecy      43       Chief Financial Officer, Vice
                                    President and Secretary
Mr. Roger Randall          55       Vice President, Industrial Services
Mr. Bernhardt Warren       50       Vice President, Nuclear Services
Mr. Timothy Kimball        53       Vice President, Technical Services

Each director is elected to serve until the next annual meeting of stockholders.

DR. LOUIS F. CENTOFANTI
The information set forth under the caption "Executive Officers of the Company" on page 11 is incorporated by reference.

MR. MARK A. ZWECKER
Mark Zwecker has served as a Director of the Company since its inception in January 1991. Mr. Zwecker is currently President of ACI Technology, LLC, a position he has held since 1997. Previously, Mr. Zwecker was Vice President of Finance and Administration for American Combustion, Inc., a position he held from 1986 until 1998. In 1983, Mr. Zwecker participated as a founder with Dr. Centofanti in the start up of PPM, Inc. He remained with PPM, Inc. until its acquisition in 1985 by USPCI. Mr. Zwecker has a B.S. in Industrial and Systems Engineering from the Georgia Institute of Technology and an M.B.A. from Harvard University.

MR. STEVE GORLIN
Steve Gorlin has served as a Director of the Company since its inception in January 1991. Over the past 25 years he has founded several biotechnology and pharmaceutical companies, including Hycor Biomedical, Inc., Theregenics Corporation, CytRx Corporation, and Medicis Corporation, which are public companies, and SeaLite Sciences, Inc., which is a private company. Mr. Gorlin founded and served as Chairman of the Board of EntreMed, Inc., a public company, from its inception in 1991 until December 1995. He is a member of the Board of Directors of Advanced Aerodynamic & Structures, Inc., a publicly traded manufacturing firm. Mr. Gorlin also established the Touch Foundation, a non-profit organization for the blind.

MR. JON COLIN
Jon Colin has served as a Director of the Company since December 1996.
He is a financial consultant for a variety of technology-based companies. From 1990 to 1996, Mr. Colin served as President and Chief Executive Officer for Environmental Services of America, Inc., a publicly traded environmental services company. Mr. Colin has a B.S. degree in Accounting from the University of Maryland.

MR. RICHARD T. KELECY
The information set forth under the caption "Executive Officers of the Company" on page 11 is incorporated by reference.

MR. ROGER RANDALL
The information set forth under the caption "Executive Officers of the Company" on page 11 is incorporated by reference.

MR. BERNHARDT WARREN
The information set forth under the caption "Executive Officers of the Company" on page 11 is incorporated by reference.

MR. TIMOTHY KIMBALL
The information set forth under the caption "Executive Officers of the Company" on page 11 is incorporated by reference.

Certain Relationships
There are no family relationships between any of our existing
Directors, executive officers, or persons nominated or chosen to become a Director or executive officer. Dr. Centofanti is the only Director who is our employee.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the regulations promulgated thereunder require the Company's executive officers and directors and beneficial owners of more than ten percent (10%) of any equity security of the Company registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes of ownership of the Company's equity securities with the Securities and Exchange Commission, and to furnish the Company with copies of all such reports. Based solely on a review of the copies of such reports furnished to the Company and information provided to the Company, the Company believes that during 1998 none of the executive officers and directors of the Company failed to timely file reports under Section 16(a).

RBB Bank Aktiengesellschaft ("RBB Bank"), which may have become a beneficial owner (as that term is defined under Rule 13d-3 as promulgated under the Exchange Act) of more than ten percent (10%) of the Company's Common Stock on February 9, 1996, as a result of its acquisition of 1,100 shares of Series 1 Preferred (as defined in "Certain Relationships and Related Transactions") that were convertible into a maximum of 1,282,798 shares of Common Stock of the Company commencing 45 days after issuance of the Series 1 Preferred, failed to file a Form 3 to report such transaction, if required. RBB Bank has advised us that it acquired such Preferred Stock on behalf of numerous clients and no one client is the beneficial owner of more than 250 shares of such Preferred Stock, and thus, RBB Bank believes it is not required to file reports under Section 16(a).

If RBB Bank became a beneficial owner of more than ten percent (10%) of the Company's Common Stock on February 9, 1996, the date of RBB's initial Preferred Stock Agreement, and thereby required to file reports under Section 16(a) of the Exchange Act, then RBB Bank also failed to file (i) a Form 4 for three transactions which occurred in January 1998; (ii) a Form 4 for one transaction which occurred in June 1998; (iii) a Form 4 for three transactions which occurred in July 1998; and (iv) a Form 5 for 1998.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table
The following table sets forth the aggregate cash compensation paid to our Chairman and Chief Executive Officer, the Vice President of
Nuclear Services, Chief Financial Officer and Vice President of
Industrial Services:


                                       Annual Compensation
                                   _____________________________

                                                        Other
                                                       Annual
   Name and Principal               Salary     Bonus   Compen-
        Position              Year   ($)        ($)    sation($)
__________________________    ____ ________  ________  _________
Dr. Louis F. Centofanti(1)    1998 $112,250  $   -     $   -
Chairman of the Board,        1997   75,431      -       6,667(2)
President and                 1996   65,000      -      66,666(3)
Chief Executive Officer

Bernhardt C. Warren(4)        1998   87,341   223,800   56,950
Vice President of             1997   87,341    88,629      -
Nuclear Services              1996   36,476    20,330      -

Richard T. Kelecy(5)          1998  102,553    15,000      -
Chief Financial Officer       1997   91,250      -         -
                              1996   82,750     8,000      -

Roger Randall(6)              1998  101,268    12,710      -
Vice President of             1997   80,000      -         -
Industrial Services           1996   80,000    21,254      -

                                            Long-Term
                                           Compensation
                                 _______________________________

                                 Restricted Underlying   All
                                    Stock    Options/   Other
                                  Award(s)    SARs    Compen-
                                    ($)       (#)     sation($)
                                  ________  ________  _________
                                   $   -     $   -     $   -
                                       -      300,000      -
                                       -         -         -


                                       -       25,000      -
                                       -       30,000      -
                                       -         -         -

                                       -       30,000      -
                                       -       40,000      -
                                       -       60,000      -

                                       -       30,000    9,039(6)
                                       -       40,000    9,042
                                       -       60,000    9,042

(1) Dr. Centofanti, the Company's Chairman of the Board, received compensation pursuant to an employment agreement, which provided for annual compensation to Dr. Centofanti of $75,000 beginning June 1992 and expiring in June 1995. Under the expired contract, Dr. Centofanti received an annual salary of $75,000, which was increased to $125,000 in October 1994 and continued until December 1995, when Dr. Centofanti's salary was voluntarily reduced to $65,000. Dr. Centofanti currently receives compensation pursuant to an employment agreement dated October 1, 1997, which provides, among other things, for an annual salary of $110,000, subject to annual inflation factor increases, and the issuance of Non-
Qualified Stock Options ("Non-Qualified Stock Options"). Pursuant to the terms of the agreement Dr. Centofanti's annual salary was increased to $112,250 effective October 1, 1998. The Non-Qualified Stock Options provide Dr. Centofanti with the right to purchase an aggregate of 300,000 shares of Common Stock as follows: (i) after one year 100,000 shares of Common Stock at a price of $2.25 per share, (ii) after two years 100,000 shares of Common Stock at a price of $2.50 per share, and (iii) after three years 100,000 shares of Common Stock at a price of $3.00 per share. The Non-Qualified Stock Options expire ten years after the date of the Employment Agreement. Dr. Centofanti also served as President and Chief Executive Officer of the Company during 1994 and until September 1995, when Robert W. Foster was elected as President and Chief Executive Officer of the Company. At such time, Dr.
Centofanti continued to serve as Chairman of the Board of the Company. Upon Mr. Foster's resignation, Dr. Centofanti resumed the positions of President and Chief Executive Officer effective March 15, 1996, and continued as Chairman of the Board.

(2) The Company entered into one Stock Purchase Agreement ("1997 Centofanti Agreement") with Dr. Centofanti on or about June 30, 1997, pursuant to which the Company agreed to sell, and Dr. Centofanti agreed to buy, 24,381 shares of the Company's Common Stock for 75% of the closing bid price of such Common Stock as quoted on he NASDAQ on the date Dr. Centofanti notified the Company

                                 64

of his desire to purchase such stock, as authorized by the Board of Directors. The closing bid price as quoted by the NASDAQ for the Common Stock on the date Dr. Centofanti notified the Company of his desire to purchase the shares was $2.1875, leading to a purchase price of $1.6406 and an aggregate purchase price of $40,000 for the 24,381 shares of Common Stock. The 1997 Centofanti Agreement was amended in October to reduce the number of shares purchased thereunder to 12,190 for an aggregate purchase price of $20,000, upon consideration of certain recent accounting pronouncements related to stock based compensation. The difference between the price paid by Dr. Centofanti for such stock and the fair market value thereof was approximately $6,667. See "Certain Relationships and Related Transactions."

(3) The Company entered into two Stock Purchase Agreements with Dr. Centofanti during 1996 whereby the Company sold, and Dr. Centofanti purchased, 133,333 shares and 76,190 shares, in March 1996, and in June 1996, respectively, of the Company's Common Stock for 75% of the closing bid price of such Common Stock as quoted on the NASDAQ on the date that Dr. Centofanti notified the Company of his desire to purchase such stock, as authorized by the Board of Directors of the Company. The closing bid price as quoted on the NASDAQ for the Company's Common Stock on the dates that Dr. Centofanti notified the Company of his desire to purchase the shares was $1.00 per share for the March sale and $1.75 per share for the June sale. As a result, the difference between the price paid by Dr. Centofanti for such stock and the fair market value thereof was approximately $33,333 for each transaction. See "Certain Relationships and Related Transactions."

(4) Mr. Warren was General Manager of Perma-Fix of Florida, Inc. from July 16, 1996, until December 8, 1997. During this time,
Mr. Warren received compensation pursuant to an employment agreement, which provided for annual compensation to Mr. Warren of $87,000 beginning July 16, 1996, and expiring in July 1999.
Mr. Warren also received additional compensation pursuant to the employment agreement paid on a variable rate in proportion to certain revenue goals. Effective December 8, 1997, Mr. Warren also became the Vice President of Nuclear Services for the Company.
Mr. Warren currently receives compensation pursuant to an employment agreement dated April 7, 1998, which provides for annual compensation of $87,000 plus additional compensation in the form of Company Common Stock and cash payments for bonus. Upon execution of the agreement, Mr. Warren received a bonus of approximately $168,000 which was paid in the form of 94,697 shares of Common Stock, as determined by dividing the bonus amount by the average of the closing bid price of the Common Stock on the NASDAQ Small Cap for the five trading days prior to the date of execution of this agreement. Mr. Warren also received a bonus of approximately $57,000 in December, 1998, which was intended to pay for taxes on the stock bonus. Under the terms of his employment agreement, Mr. Warren is also to be paid a bonus of $168,000 which is to be paid in monthly installments over the two years of the agreement, with approximately $112,000 of such bonus paid in 1998. Stock Options were granted to Mr. Warren on April 8, 1997 and October 14, 1998, pursuant to the 1993 Non-Qualified Stock Option Plan.

(5) Mr. Kelecy, the Chief Financial Officer, receives annual compensation of $102,000. Mr. Kelecy may also receive at the discretion of the Board additional compensation in the form of a bonus. Stock Options were granted to Mr. Kelecy on January 11, 1995, May 24, 1996, April 8, 1997 and October 14, 1998, pursuant to the 1993 Non-Qualified Stock Option Plan.

(6) Mr. Randall was General Manager of Perma-Fix of Dayton, Inc. from its acquisition in 1994 until December 8, 1997. Mr. Randall
receives annual compensation of $94,000.    Effective December
1998, Mr. Randall receives a monthly car allowance compensation in the amount of $750, in lieu of a Company car, as previously provided. Mr. Randall may also received additional compensation paid on a variable rate in proportion to certain revenue goals. Effective December 8, 1997, Mr. Randall became the Vice President of Industrial Services for the Company. Stock Options were granted to Mr. Randall on January 11, 1995, May 24, 1996, April 8, 1997 and October 14, 1998, pursuant to the 1993 Non-Qualified Stock Option Plan.

Option/SAR Grants in Last Fiscal Year

The following table sets forth certain information relating to individual grants of stock options made to each of the named executive officers in the above Summary Compensation Table during the last fiscal year and the potential realizable value of each grant of options, assuming that the market price of the underlying
Common Stock appreciates in value during the ten-year option term at annualized rates of 5% and 10%.

                                        Individual Grants
                    _____________________________________________________



                           Number of           % of
                           Shares of      Total Options
                          Common Stock     Granted to   Exercise
                           Underlying      Employees      Price    Expiration
      Name               Options Granted    in 1998     ($/sh)(1)     Date
_____________________    _______________  ____________  _________  __________
Bernhardt C. Warren(3)       25,000           7.7%        $1.25     10/14/08

Richard T. Kelecy(4)         30,000           9.2          1.25     10/14/08

Roger Randall(5)             30,000           9.2          1.25     10/14/08




                                        Potential Realizable
                                          Value at Assumed
                                              Annual
                                        Rates of Stock Price
                                            Appreciation
                                         for Option Term(2)
                                        _____________________
                                        5%($)           10%($)
                                        _____           ______
                                       $ 19,656       $ 40,809

                                         23,588         59,771

                                         23,588         59,771

(1) All options were granted at or above market price (the closing price of the Common Stock on the NASDAQ SmallCap Market on the date of grant.

(2) The potential realizable value of each grant of options assumes that the market price of the Company's Common Stock appreciates in value from the date of grant to the end of the option term at the annualized rates shown above each column. The actual value that an executive may realize, if any, will depend on the amount by which the market price of the Company's Common Stock at the time of exercise exceeds the exercise price of the option. As of December 31, 1998, the closing price of a share of the Company's Common Stock as quoted on NASDAQ was $1.50. There is no assurance that any executive will receive the amounts estimated in this table.

(3) The Company has adopted a 1993 Non-Qualified Stock Option Plan (the "1993 Plan"). Mr. Warren was granted options to purchase 25,000 shares of the Company's Common Stock pursuant to the 1993 Plan. The 1993 Plan provides that the options granted vest at the end of years one through five in 20% increments.

(4) The Company has adopted a 1993 Non-Qualified Stock Option Plan (the "1993 Plan"). Mr. Kelecy was granted options to purchase 30,000 shares of the Company's Common Stock pursuant to the 1993 Plan. The 1993 Plan provides that the options granted vest at the end of years one through five in 20% increments.

(5) The Company has adopted a 1993 Non-Qualified Stock Option Plan (the "1993 Plan"). Mr. Randall was granted options to purchase 30,000 shares of the Company's Common Stock pursuant to the 1993 Plan. The 1993 Plan provides that the options granted vest at the end of years one through five in 20% increments.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End
Option Values

The following table sets forth information concerning each exercise of stock options during the last completed fiscal year by each of the executive officers named in the Summary Compensation Table and the fiscal year-end value of unexercised options:

                                                     Number of Unexercised
                            Shares                 Options at Fiscal Year-End
                         Acquired on      Value                (#)
                           Exercise      Realized  ___________________________
       Name                 (#)(1)        ($)(1)   Exercisable   Unexercisable
_______________________  _____________  _________  ___________   _____________
Dr. Louis F. Centofanti          -      $     -      145,763         204,000

Bernhardt C. Warren              -            -        6,000          49,000

Richard Kelecy                   -            -       56,000         104,000

Roger Randall                    -            -       40,000         100,000



                           Value of Unexercised
                           in-the-Money Options
                         at Fiscal Year End ($)(2)
                         __________________________
                         Exercisable  Unexercisable
                         ___________  _____________
                         $       -    $        -

                             8,250        64,250

                            35,000       117,500

                            35,000       117,500

(1)  No options were exercised during 1998.

(2) Represents the difference between $1.50 (the closing bid price of the Company's Common Stock reported on the National
Association of Securities Dealers Automated Quotation System ("NASDAQ") on December 31, 1998), and the option exercise price. The actual value realized by a named executive officer on the exercise of these options depends on the market value of the Company's Common Stock on the date of exercise.

401(k) Plan
We have adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan which is intended to comply under Section 401 of the Internal Revenue Code of 1986, as amended (the "Code"), and the provisions of the Employee Retirement Security Act of 1974 (the "401(k) Plan"). All full-time employees who have attained the age of twenty-one (21) are eligible to participate in the 401(k) Plan. Participating employees may make annual pre-tax contributions to their accounts up to fifteen percent (15%) of their compensation, up to a maximum amount as limited by law. We, at our discretion, may make matching contributions based on full-time employees' elective contributions. Company contributions vest twenty percent (20%) after two (2) years, forty percent (40%) after three (3) years, sixty percent (60%) after four (4) years, eighty percent (80%) after five (5) years, and are one hundred percent (100%) vested thereafter. As of December 31, 1998, we have elected not to
provide any matching contributions.   However, effective January 1,
1999, we have agreed to match 25% of the employees contributions, not to exceed 3% of compensation. Distributions generally are payable in lump sums upon termination, retirement, death or disability.

Employee Stock Purchase Plan
We have adopted the Perma-Fix Environmental Services, Inc. 1996 Employee Stock Purchase Plan (the "1996 Plan") which is intended to comply under Section 423 of the Code. All full-time employees who have completed at least six (6) months of continuous service, other than those that are deemed, for the purpose of Section 423(b)(3) of the Code, to own stock possessing five percent (5%) or more the total combined voting power or value of all classes of stock of the Company, are eligible to participate in the 1996 Plan. Participating employees ("Participants") may authorize for payroll periods beginning on or after January 1, 1997, payroll deductions from compensation for the purpose of funding the Participant's stock purchase account ("Stock Purchase Account"). This deduction shall be not less than one percent (1%) nor more than five percent (5%) of the Participant's gross amount of compensation. The purchase price per share of the Common Stock to be sold to Participants pursuant to the 1996 Plan is the sum of (a) eighty-five percent (85%) of the fair market value of each share on the Offering Date on which such Offering commences or on the Exercise Date (as defined in the 1996 Plan) on which such Offering expires, whichever is the lower, and (b) any transfer, excise or similar tax imposed on the transaction pursuant to which shares of Common Stock are purchased. The "Offering Date" means the first day of each January and July during which the 1996 Plan is in effect, commencing with January 1, 1997. There is no holding period regarding Common Stock purchased under the 1996 Plan, however, in order for a participant to be entitled to the tax treatment described in Section 423 of the Code with respect to the Participant's sale of Common Stock purchased under the 1996 Plan, such Stock must not be sold for at least one (1) year after acquisition under the 1996 Plan, except in the case of death. Any Participant may voluntarily withdraw from the 1996 Plan by filing a notice of withdrawal with the Board of Directors prior to the fifteenth (15th) day of the last month in a Purchase Period (as defined in the 1996 Plan). Upon such withdrawal, there shall be paid to the Participant the amount, if any, standing to the Participant's credit in the Participant's Stock Purchase Account. If a Participant ceases to be an eligible employee, the entire amount standing to the Participant's credit in the Participant's Stock Purchase Account on the effective date of such occurrence shall be paid to the Participant. The total deductions made by Participants pursuant to the offering period of January 1, 1998, through July 31, 1998, was $16,849 which was used to purchase 10,732 shares of the Company's Common Stock in August 1998. The total deductions made by Participants pursuant to the offering period of July 1, 1998, through December 31, 1998, was $22,334 which was used to purchase 17,517 shares of the Company's Common Stock in January 1999.

Compensation of Directors
In 1998, we paid our outside director's fees based on monthly payments of $1,000 for each month of service, resulting in the three outside directors earning annual director's fees in the total amount of $36,000. Subject to the election of each director, either sixty-five percent (65%) or one hundred percent (100%) of each director's fee is payable, in shares of our Common Stock based on seventy-five percent (75%) of the fair market value of the Common Stock determined on the business day immediately preceding the date that the fee is due. The balance of each director fee, if any, is payable in cash. The aggregate amount of accrued director's fees paid during 1998 to the three outside directors (Messrs. Colin, Gorlin and Zwecker) were as follows:
$24,000 was paid by the issuance of 22,834 shares of Common Stock and approximately $12,000 was paid in cash, which included all balance forward amounts from 1997. Reimbursement of expenses for attending meetings of the Board are paid in cash at the time of the
applicable Board meeting.   The outside directors do not receive
additional compensation for committee participation or special assignments except for reimbursement of expenses. We do not compensate the directors that also serve as our officers or employees of our subsidiaries for their service as directors.

In September 1996, we issued a warrant ("Gorlin Warrant") to Steve Gorlin, a Director, for services rendered, other than those rendered as a Director. The Gorlin Warrant allows the holder to purchase 200,000 shares of Common Stock of the Company for $1.75 per share from January 1, 1997, until September 15, 1999. The Gorlin Warrant is subject to certain antidilution provisions.

We believe that it is important for our directors to have a personal interest in our success and growth and for their interests to be aligned with those of our stockholders. Therefore, under the Company's 1992 Outside Directors Stock Option and Incentive Plan ("Outside Directors Plan"), each outside director is granted an option to purchase up to 15,000 shares of Common Stock on the date such director is initially elected to the Board of Directors and receives on an annual basis an option to purchase up to another 5,000 shares of Common Stock, with the exercise price being the fair market value of the Common Stock on the date that the option is granted. No option granted under the Outside Directors Plan is exercisable until after the expiration of six months from the date the option is granted and no option shall be exercisable after the expiration of ten (10) years from the date the option is granted. As of December 31, 1998, options to purchase 160,000 shares of Common Stock had been granted under the Outside Directors Plan.

The Outside Directors Plan also provides that each eligible director shall receive, at such eligible director's option, either sixty-five percent (65%) or one hundred percent (100%) of the fee payable to such director for services rendered as a member of our Board in Common Stock. In either case, the number of shares of our Common Stock issuable to the eligible director shall be determined by valuing the Common Stock of the Company at seventy-five percent (75%) of its fair market value as defined by the Outside Directors Plan. As of the date of this proxy statement, we have issued 248,615 shares of the Company's Common Stock in payment of director fees, covering the period January 1, 1995 through December 31, 1998. The number of shares of Common Stock which may be issued in the aggregate under the Outside Directors Plan, either under options or stock awards, is 500,000 shares subject to adjustment.

Although Dr. Centofanti is not compensated for his services provided as a director, Dr. Centofanti is compensated for his services rendered as an officer of the Company. See "Employment Contracts, Termination of Employment and Change in Control Arrangements" and "EXECUTIVE COMPENSATION -- Summary Compensation Table."

Employment Contracts, Termination of Employment and Change in
Control Arrangements
During October 1997, Dr. Centofanti entered into a three (3) year Employment Agreement which provided for, among other things, an annual salary of $110,000 and the issuance of Non-Qualified Stock Options ("Non-Qualified Stock Options"). The Non-Qualified Stock Options provide Dr. Centofanti with the right to purchase an aggregate of 300,000 shares of Common Stock as follows: (i) after one year 100,000 shares of Common Stock at a price of $2.25 per share, (ii) after two years 100,000 shares of Common Stock at a price of $2.50 per share, and (iii) after three years 100,000 shares of Common Stock at a price of $3.00 per share. The Non-Qualified Stock Options expire ten years after the date of the Employment Agreement.

During April 1998, Mr. Warren entered into a two (2) year employment agreement which provided for, among other things, an annual salary of $87,000 and certain bonus payments. Upon execution of the agreement, Mr. Warren received a bonus of approximately $168,000 which was paid in the form of 94,697 shares of Common Stock, as determined by dividing the bonus amount by the average of the closing bid prices of the Common Stock on the NASDAQ Small Cap for the five trading days prior to the date of execution of this agreement. Mr. Warren is also to receive a bonus of approximately $168,000 which is to be paid in monthly installments over the two years of the agreement, with approximately $112,000 paid in 1998.

The Company's 1991 Performance Equity Plan and the 1993 Non-Qualified Stock Option Plan (collectively, the "Plans") provide that in the event of a change in control (as defined in the Plans) of the Company, each outstanding option and award granted under the Plans shall immediately become exercisable in full notwithstanding the vesting or exercise provisions contained in the stock option agreement. As a result, all outstanding stock options and awards granted under the Plans to our executive officers shall immediately become exercisable upon such a change in control of the Company.

Compensation Committee Interlocks and Insider Participation During 1998, the Compensation and Stock Option Committee for the Company's Board of Directors was composed of Mark Zwecker and Steve Gorlin. Mr. Zwecker was neither an officer nor an employee during the year 1998, however, Mr. Zwecker did serve as our Secretary from June 1995 until June 30, 1996. Mr. Gorlin was neither an officer nor an employee of the Company during 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

Security Ownership of Certain Beneficial Owners
The following table sets forth information as to the shares of voting securities beneficially owned as of March 15, 1999, by each person known by us to be the beneficial owner of more than five percent (5%) of any class of our voting securities. Beneficial ownership by our stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Securities Exchange Act of 1934, as amended. A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership of such securities within 60 days from March 15, 1999.

                                               Amount and      Percent
             Name of                Title      Nature of         of
         Beneficial Owner          of Class    Ownership       Class(1)
     _______________________      _________   ____________    ________
     Dr. Louis F. Centofanti(2)    Common       976,745(2)     7.74%

     Steve Gorlin(3)               Common       647,607(3)     5.12%

     RBB Bank
     Aktiengesellschaft(4)         Common    15,367,911(4)    57.50%

(1) In computing the number of shares and the percentage of outstanding Common Stock "beneficially owned" by a person, the calculations are based upon 12,411,080 shares of Common Stock issued and outstanding on March 15, 1999 (excluding 943,000 Treasury Shares), plus the number of shares of Common Stock which such person has the right to acquire beneficial ownership of within
(60) days.

(2)  These shares include (i) 463,434 shares held of record by
Dr. Centofanti; (ii) 61,048 shares receivable upon exercise of warrants to purchase Common Stock; (iii) options to purchase 45,763 shares granted pursuant to the 1991 Performance Equity Plan and the 1993 Non-qualified Stock Option Plan, which are immediately exercisable; (iv) 100,000 shares granted pursuant to Dr. Centofanti's Employment Agreement, which are immediately exercisable; and (v) 304,000 shares held by the wife of Dr. Centofanti and 2,500 shares held by the son of Dr. Centofanti's
wife.   This amount does not include options to purchase 4,000
shares granted pursuant to the above referenced plans or the options to purchase 200,000 shares granted pursuant to Dr. Centofanti's Employment Agreement with the Company, which are not exercisable within sixty (60) days. Dr. Centofanti has sole voting and investment power of these shares, except for the shares held by Dr. Centofanti's wife and his wife's son, for which Dr. Centofanti shares voting and investment power. The business address of Dr. Centofanti, for the purposes hereof, is c/o Perma-Fix Environmental Services, Inc., 1940 N.W. 67th Place, Gainesville, Florida 32653.

(3) Mr. Gorlin has sole voting and investment power over these shares which include: (i) 412,607 shares held of record by Mr. Gorlin; (ii) 200,000 shares which Mr. Gorlin has the right to acquire, until September 15, 1999, under the terms of a Warrant granted by the Company to Mr. Gorlin in September 1996; (iii) Options to purchase 35,000 shares granted pursuant to the 1992 Outside Directors Stock Option and Incentive Plan which are immediately exercisable. The business address of Mr. Gorlin, for the purposes hereof, is c/o Perma-Fix Environmental Services, Inc., 1940 N.W. 67th Place, Gainesville, Florida 32653. See "Certain Relationships and Related Transactions."

(4) These outstanding shares of Preferred Stock consist of the Series 3 Preferred, Series 8 Preferred and Series 10 Preferred (collectively, the "RBB Preferred") that RBB Bank acquired from the Company pursuant to the Subscription Agreements and the RBB Exchange Agreements. The RBB Preferred have no voting rights, except as required by law. The shares of Common Stock included as beneficially owned by RBB Bank in this table include: (i) 1,051,361 shares of Common Stock directly held by RBB Bank; (ii) 4,612,613 shares that RBB Bank is entitled to receive upon conversion of the 4,000 shares of Series 3 Preferred held by RBB Bank (assuming the average of the closing bid quotations for the Common Stock for the five trading days immediately preceding each conversion date equals $1.15625 per share, which was the closing bid of the Common Stock on March 15, 1999); (iii) 2,702,703 shares that RBB Bank is entitled to receive upon conversion of the 2,500 shares of Series
8 Preferred (assuming the Conversion Price Adjustment (as defined in "Certain Relationships and Related Party Transactions") is in effect and the average of the closing bid quotations for the Common Stock for the five trading days immediately preceding each conversion date equals $1.15625 per share, which was the closing bid of the Common Stock on March 15, 1999); (iv) 34,666 shares of Common Stock that RBB Bank may receive in payment of the accrued dividends on the Series 3 Preferred; (v) 159,505 shares that RBB

Bank may receive in payment of the accrued dividends on the Series 8 Preferred; (vi) 3,243,243 shares that RBB Bank is entitled to receive upon conversion of the 3,000 shares of Series 10 Preferred (assuming the Conversion Price Adjustment (as defined in "Certain Relationships and Related Party Transactions") is in effect and the average of the closing bid quotations for the Common Stock for the five trading days immediately preceding each conversion date equals $1.15625 per share, which was the closing bid of the Common Stock on March 15, 1999); and (vii) 557,570 shares that RBB Bank may receive in payment of the accrued dividends on the Series 10 Preferred. The above calculation also includes 3,006,250 shares of Common Stock that RBB Bank has the right to acquire upon exercise of various warrants, (i) to purchase up to 2,000,000 shares of Common Stock after December 31, 1996, which were granted to RBB Bank in connection with the sale to RBB Bank of the Series 3 Preferred at an exercise price of $2.00 per share for 1,000,000 shares, and $3.50 per share for 1,000,000 shares; (ii) to purchase up to 656,250 shares of Common Stock after December 31, 1997, which were granted to RBB Bank in connection with the sale to RBB Bank of the Series 4 Preferred at an exercise price of $1.8125 per share for 375,000 shares and $2.125 per share for 281,250 shares; and (iii) to purchase up to 350,000 shares of Common Stock after June 30, 1998, which were granted to RBB Bank in connection with the sale to RBB Bank of the Series 10 Preferred at an exercise price of $2.50 per share for 150,000 shares, and $1.875 per share for 200,000 shares. RBB Bank has advised the Company that it is holding the RBB Preferred on behalf of various clients of RBB Bank and that no client is the beneficial owner of more than 250 shares of such RBB Preferred. RBB Bank may be considered to be the beneficial owner of these shares with its clients. See "Potential Change in Control" and "Certain Relationships and Related Transactions." RBB Bank's address is Burgring 16, 8010 Graz, Austria.

Security Ownership of Management

     The following table sets forth information as to the shares of voting securities beneficially owned as of March 15, 1999, by each Director and Named Executive Officers of the Company listed in the Summary Compensation table and all Directors and executive officers of the Company as a group. Beneficial ownership by the Company's stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act. A person is deemed to be a beneficial owner of any voting securities for which that person has the right to acquire beneficial ownership within sixty (60) days. All voting securities are owned both of record and beneficially unless otherwise indicated.

                                     Number of Shares
        Name of                       of Common Stock         Percentage of
    Beneficial Owner                 Beneficially Owned      Common Stock(1)
_____________________________        __________________      _______________
Dr. Louis F. Centofanti(2)(3)           976,745(3)               7.74%

Steve Gorlin(2)(4)                      647,607(4)               5.12%

Mark A. Zwecker(2)(5)                   210,209(5)               1.69%

Jon Colin(2)(6)                          33,582(6)                 *

Richard T. Kelecy(2)(7)                  58,740(7)                 *

Timothy Kimball(2)(8)                    42,067(8)                 *

Roger Randall(2)(9)                      40,000(9)                 *

Bernhardt Warren(2)(10)                 105,073(10)                *

Directors and Executive Officers
as a Group (8 persons)                2,111,023                  16.20%

*Indicates beneficial ownership of less than one percent (1%).

(1) See footnote (1) of the table under "Security Ownership of Certain Beneficial Owners."


(2) The business address of such person, for the purposes hereof, is c/o Perma-Fix Environmental Services, Inc., 1940 N.W. 67th Place, Gainesville, Florida 32653.

(3) See footnote (2) of the table under "Security Ownership of Certain Beneficial Owners."

(4) See footnote (3) of the table under "Security Ownership of Certain Beneficial Owners."

(5) Mr. Zwecker has sole voting and investment power over these shares which include: (i) 171,327 shares of Common Stock held of record by Mr. Zwecker; (ii) 14,882 options to purchase Common Stock granted pursuant to the 1991 Performance Equity Plan; (iii) 4,000 options to purchase Common Stock pursuant to the 1993 Non-Qualified Stock Option Plan, which are immediately exercisable; and (iv) options to purchase 20,000 shares granted pursuant to the 1992 Outside Directors Stock Option and Incentive Plan which are immediately exercisable. Does not include options to purchase 1,000 shares of Common Stock granted pursuant to the 1993 Non-Qualified Stock Option Plan which are not exercisable within sixty (60) days.

(6) Mr. Colin has sole voting and investment power over these shares which include: (i) 13,582 shares held of record by Mr. Colin, and (ii) options to purchase 20,000 shares granted pursuant to the 1992 Outside Directors Stock Option and Incentive Plan which are immediately exercisable.

(7) Mr. Kelecy has sole voting and investment power over 2,740 shares of Common Stock held of record by Mr. Kelecy and 56,000 options to purchase Common Stock granted pursuant to the 1993 Non-Qualified Stock Option Plan. Does not include options to purchase 104,000 shares of Common Stock granted pursuant to the 1993 Non-Qualified Stock Option Plan which are not exercisable within sixty (60) days.

(8) Mr. Kimball has sole voting and investment power over these shares which include: (i) 3,184 shares held of record by Mr. Kimball, (ii) 14,883 options to purchase Common Stock granted pursuant to the 1991 Performance Equity Plan, and (iii) 24,000 options to purchase Common Stock pursuant to the 1993 Non-Qualified Stock Option Plan, which are immediately exercisable. Does not include options to purchase 61,000 shares of Common Stock granted pursuant to the 1993 Non-Qualified Stock Option Plan which are not exercisable within sixty (60) days.

(9) Mr. Randall has sole voting and investment power over these shares which include: (i) 40,000 options to purchase Common Stock pursuant to the 1993 Non-Qualified Stock Option Plan, which are immediately exercisable. Does not include options to purchase 100,000 shares of Common Stock granted pursuant to the 1993 Non-Qualified Stock Option Plan which are not exercisable within sixty (60) days.

(10) Mr. Warren has sole voting and investment power over these shares which include 99,073 shares held by record by Mr. Warren and 6,000 options to purchase Common Stock granted pursuant to the 1993 Non-Qualified Stock Option Plan. Does not include options to purchase 49,000 shares of Common Stock granted pursuant to the 1993 Non-Qualified Stock Option Plan which are not exercisable within sixty (60) days.

Potential Change in Control
RBB Bank has the right to acquire an aggregate of approximately 14,616,170 shares of Common Stock, consisting of (i) 4,612,613 shares upon conversion of the issued and outstanding Series 3 Preferred assuming the average closing bid quotation for the Common Stock for five trading days immediately preceding each of the conversion date or dates equals $1.15625 per share, which was the closing bid price of the Common Stock on March 15, 1999, and (ii) 2,702,703 shares upon conversion of the issued and outstanding Series 8 Preferred assuming the Conversion Price Adjustment (as defined in "Certain Relationships and Related Transactions") is in effect and the average closing bid quotation for the Common Stock for five trading days immediately preceding each of the conversion date or dates equals as illustrated above, depending upon the average closing bid price of Common Stock at the date of conversion; (iii) 3,006,250 shares upon the exercise of the RBB

Series 3 Warrants, RBB Series 4 Warrants and RBB Series 10 Warrants and (iv) 3,243,243 shares upon conversion of the issued and outstanding Series 10 Preferred assuming the Conversion Price Adjustment (as defined in "Certain Relationships and Related Transactions") is in effect and the average closing bid quotation for the Common Stock for five trading days immediately preceding each of the conversion date or dates equals $1.15625 per share, which was the closing bid price of the Common Stock on March 15, 1999. Upon such conversion and exercise, RBB Bank will own approximately 56.3% of the outstanding shares of Common Stock of the Company, which includes the 1,051,361 shares of Common Stock directly held by RBB Bank as of March 15, 1999, but does not include the 751,741 shares of Common Stock which have previously been or will be registered, to be issuable for payment of dividends on the Series 3 Preferred, Series 4 Preferred (prior to its exchange), Series 6 Preferred (prior to its exchange) and Series 10 Preferred.

The table below is provided in an attempt to approximate the potential issuance of Common Stock which could result from conversion of the Company's currently outstanding preferred stock assuming various average closing bid prices for the five days prior to conversion. As the price of the Common Stock moves downward, the number of shares of Common Stock which may be issued upon conversion of the Series 3 Preferred, Series 8 Preferred, Series 9
Preferred and Series 10 Preferred increases as follows:

Average Closing Bid Price     $2.50       $2.00       $1.00       $0.25
of Common Stock for five
days prior to conversion

Series 3 Conversion Price     $1.50(1)    $1.50(1)    $0.75(1)    $0.50(1)
(minimum of $0.50, maximum
$1.50)

Number of Shares of Common    2,666,667   2,666,667   5,333,333    8,000,000
Stock Issuable upon Series
3 Conversion

Series 8 Conversion Price     $1.8125(2)  $1.60(2)    $0.80(2)    $0.20(2)
(maximum $1.8125)

Number of Shares of Common    1,379,311   1,562,500   3,125,000    12,500,000
Stock Issuable upon Series 8
Conversion

Series 9 Conversion Price     $1.8125(2)   $1.60(2)   $0.80(2)    $0.20(2)
(maximum $1.8125)

Number of Shares of Common    193,103(3)   218,750    437,500      1,750,000
Stock Issuable upon Series
9 Conversion

Series 10 Conversion Price    $1.875(2)   $1.60(2)    $0.80(2)    $0.20(2)
(maximum $1.875)

Number of Shares of Common    1,600,000   1,875,000   3,750,000    15,000,000
Stock Issuable upon Series
10 Conversion

Total shares of Common Stock  5,839,081   6,322,917   12,645,833   37,250,000(4)
Issuable Upon Conversion

(1) 75% of the product of the average of the closing bid quotation of the Common Stock for the five trading days immediately preceding the conversion date.

(2) 80% of the product of the average of the closing bid quotation of the Common Stock for the five trading days immediately preceding the conversion date.

(3) Although conversion at the maximum conversion price would result in the issuance of 193,103 shares of Common Stock, the Company agreed to register 200,000 shares to be issuable upon conversion of the Series 9 Preferred.

(4) The Company has 50,000,000 shares of Common Stock authorized for issuance. There are 12,267,631 shares of Common Stock issued and outstanding as of the date of this Prospectus, and 13,255,796 shares are issuable upon exercise of warrants outstanding as of the date of this Prospectus. The Company would probably not have sufficient shares of Common Stock authorized but unissued if it were required to issue 37,250,000 shares upon conversion of the Series 3 Preferred, Series 8 Preferred, Series 9 Preferred and Series 10 Preferred and 13,255,796 shares upon exercise of all such outstanding warrants.

As illustrated above, depending upon the average closing bid price of Common Stock at the date of conversion, RBB Bank could be the largest single shareholder of the Company, and the Company may not be able to avoid an actual change in control of the Company if RBB Bank seeks such a change in control. Moreover, if such conversion and exercise results in RBB Bank acquiring more than 50% of the then outstanding Common Stock of the Company, the Company would not be able to avoid a change in control. The foregoing estimates assume that no other shares of Common Stock are issued by the Company, no other warrants or options are exercised, the Company does not acquire additional shares of Common Stock as Treasury Stock, and RBB Bank does not dispose of any shares of Common Stock. See "Certain Relationships and Related Transactions."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of January 1, 1998, Dr. Louis F. Centofanti, Chairman of the
Board and Chief Executive Officer of the Company , held 40,000
Class B Warrants to purchase Common Stock ("Class B Warrants") each of which expires on June 17, 1999 and entitles the holder thereof to purchase one (1) share of Common Stock for $5.00 per share. The Class B Warrants are subject to certain antidilution provisions, which have resulted in an adjustment of such purchase price from $5.00 to $3.28 per share.

As of January 1, 1998 RBB Bank Aktiengesellschaft, located in Graz, Austria ("RBB Bank") was the holder of 4,000 shares of Series 3 Class C Convertible Preferred Stock, par value $.001 ("Series 3 Preferred"). The Company issued 54,528 shares during January 1998 in payment of accrued dividends for the period July through December 1997. The accrued dividends for the period January 1, 1998, through June 3, 1998, in the amount of approximately $119,000 were paid in July 1998, in the form of 62,027 shares of Common Stock of the Company. The accrued dividends for the period July 1, 1998, through December 31, 1998, in the amount of approximately $121,000 were paid in January 1999, in the form of cash.

Effective February 28, 1998, the Company entered into an Exchange Agreement with RBB Bank (the "Second RBB Exchange Agreement"), which provided that the 2,500 shares of Series 6 Preferred held by RBB Bank were tendered to the Company in exchange for 2,500 of a newly-created Series 8 Class H Preferred Stock, par value $.001 per share ("Series 8 Preferred"). The exchange was made in an exchange offer exempt from registration pursuant to Section 3(a)(9) of the Securities Act, and/or Section 4(2) of the Securities Act and/or Regulation D as promulgated under the Securities Act. The Series 8 Preferred was issued to RBB Bank during July 1998.

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

The Company paid to RBB Bank the dividends on the Series 6 Preferred which accrued from the date of its issuance through February 28, 1998, the effective date of the Second RBB Exchange Agreement by issuing to RBB Bank 7,652 shares of Common Stock in payment of such accrued dividends. By letter dated July 14, 1998, RBB Bank agreed to waive certain penalties regarding the Series 4 Preferred and Series 6 Preferred. The accrued dividends for the period July 1, 1997, through December 31, 1997, for the Series 4 and Series 6 Preferred, total approximately $55,000, which were paid in January 1998, in the form of 27,377 shares of Common Stock of the Company. The accrued dividends for the Series 6 and 8 Preferred for the period January 1, 1998, through June 30, 1998, in the amount of approximately $49,000, were paid in July 1998, in the form of 25, 072 shares of Common Stock of the Company. The accrued dividends for the Series 8 Preferred for the period July 1, 1998, through December 31, 1998, in the amount of approximately $50,000, were paid in February 1999, the form of 38,046 shares of Common Stock of the Company.

On or about June 30, 1998, the Company issued to RBB Bank Aktiengesellschaft, located in Graz, Austria ("RBB Bank"), 3,000 shares of newly-created Series 10 Class J Convertible Preferred Stock, par value $.001 per share ("Series 10 Preferred"), at a price of $1,000 per share, for an aggregate sales price of $3,000,000. The sale to RBB Bank was made in a private placement under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and/or Rule 506 of Regulation D under the Act, pursuant to the terms of a Subscription and Purchase Agreement, dated June 30, 1998 between the Company and RBB Bank ("Subscription Agreement"). The net proceeds of $2,768,000 from this private placement, after the deduction for certain fees and expenses, was received by the Company on July 14, 1998. The Series 10 Preferred has a liquidation preference over the Company's Common Stock, par value $.001 per share ("Common Stock"), equal to $1,000 consideration per outstanding share of Series 10 Preferred (the "Liquidation Value"), plus an amount equal to all unpaid and accrued dividends thereon. The Series 10 Preferred accrues dividends on a cumulative basis at a rate of four percent (4%) per annum of the Liquidation Value ("Dividend Rate"), and is payable semi-annually within ten (10) business days after each subsequent June 30 and December 31 (each a "Dividend Declaration Date"), and shall be payable in cash or shares of the Company's Common Stock at the Company's option. The first Dividend Declaration Date was December 31, 1998. No dividends or other distributions may be paid or declared or set aside for payment on the Company's Common Stock until all accrued and unpaid dividends on all outstanding shares of Series 10 Preferred have been paid or set aside for payment. Dividends may be paid, at the option of the Company, in the form of cash or Common Stock of the Company. If the Company pays dividends in Common Stock, such is payable in the number of shares of Common Stock equal to the product of (a) the quotient of (i) the Dividend Rate divided by (ii) the average of the closing bid quotation of the Common Stock as reported on the NASDAQ for the five trading days immediate prior to the date the dividend is declared, times (b) a fraction, the numerator of which is the number of days elapsed during the period for which the dividend is to be paid and the denominator of which is 365.

The holder of the Series 10 Preferred may convert into Common Stock any or all of the Series 10 Preferred on and after 180 days after June 30, 1998 (December 28, 1998). The conversion price per outstanding share of Preferred Stock ("Conversion Price") is $1.875; except that if the average of the closing bid price per share of Common Stock quoted on the NASDAQ (or the closing bid price of the Common Stock as quoted on the national securities exchange if the Common Stock is not listed for trading on the NASDAQ but is listed for trading on a national securities exchange) for the five (5) trading days immediately prior to the particular date on which the holder notified the Company of a conversion ("Conversion Date") is less than $2.34, then the Conversion Price for that particular conversion shall be eighty percent (80 %) of the average of the closing bid price of the Common Stock on the NASDAQ (or if the Common Stock is not listed for trading on the NASDAQ but is listed for trading on a national securities exchange then eighty percent (80%) of the average of the closing bid price of the Common Stock on the national securities exchange) for the five (5) trading days immediately prior to the particular Conversion Date. As of June 30, 1998, the closing price of Common Stock on the NASDAQ was $1.875 per share. As of the date of this report, no shares of the Series 10 Preferred have been converted.

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

In March, 1999, the Company entered into an Exchange Agreement dated March 14, 1999, with Liviakis and Prag whereby the warrants described in the preceding paragraph for the purchase of 2,500,000 shares of Common Stock were canceled and exchanged for 200,000 shares of Common Stock.

The accrued dividends for the Series 10 Preferred for the period
July 14, 1998, through December 31, 1998, in the amount of approximately $56,000, were paid in February 1999, in the form of 42,430 shares of Common Stock of the Company.

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

       (b)    Reports on Form 8-K

              No report on Form 8-K was filed by the Company during the fourth quarter of 1998.

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perma-Fix Environmental Services, Inc.



By /s/ Dr. Louis F. Centofanti          Date  March 26, 1999
  _______________________________            ___________________
  Dr. Louis F. Centofanti
  Chairman of the Board
  Chief Executive Officer

By /s/ Richard T. Kelecy                Date  March 26, 1999
  __________________________________         ___________________
  Richard T. Kelecy
  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.


 /s/ Steve Gorlin                       Date   March 26, 1999
___________________________________         ____________________
Steve Gorlin, Director


 /s/ Mark A. Zwecker                   Date   March 26, 1999
___________________________________         ____________________
Mark A. Zwecker, Director


 /s/ Jon Colin                         Date   March 26, 1999
___________________________________         ____________________
Jon Colin, Director


 /s/ Dr. Louis F. Centofanti           Date   March 26, 1999
___________________________________         ____________________
Dr. Louis F. Centofanti, Director

                           SCHEDULE II

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                VALUATION AND QUALIFYING ACCOUNTS
       For the years ended December 31, 1998, 1997 and 1996
                      (Dollars in thousands)

                                                  Additions
                                                 Charged to
                                      Balance at   Costs,              Balance
                                      Beginning   Expenses              At End
    Description                        of Year   and Other  Deductions of Year
______________________               __________  __________ __________ _______
Year ended December 31, 1998:
  Allowance for doubtful accounts(1)  $   374    $   61     $   122    $   313

Year ended December 31, 1997:
  Allowance for doubtful accounts(1)  $   340    $  133     $    99    $    374

Year ended December 31, 1996:
  Allowance for doubtful accounts(1)  $   351    $   17     $    28    $    340
  Divestiture reserve                     450         -         450           -
  Restructuring reserve                   257         -         257           -

(1) Excludes Perma-Fix of Memphis, Inc. facility considered a discontinued operation. See Note 4 of Notes to Consolidated
     Financial Statements.

                          EXHIBIT INDEX



Exhibit                                                             Sequential
 No.                          Description                            Page No.
_______                       ___________                           __________

 3(i) Restated Certificate of Incorporation, as amended, and all Certificates of Designations are incorporated by reference from Exhibit 3(i) to the Company's Form 10-Q for the quarter ended June 30, 1998

 3(ii) Bylaws are incorporated by reference from the Company's Registration Statement, No. 33-51874

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

 4.3 Specimen Common Stock Certificate is incorporated by reference from Exhibit 4.3 to the Company's Registration Statement, No. 33-51874

 4.4 Form of Subscription Agreement is incorporated by reference from Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1994

 4.5 Subscription and Purchase Agreement dated July 17, 1996, between the Company and RBB Bank Aktiengesellschaft is incorporated by reference from Exhibit 4.4 to the Company's Form 10-Q for the quarter ended June 30, 1996

 4.6 Form of Certificate for Series 3 Preferred is incorporated by reference from Exhibit 4.6 to the Company's Form 10-Q for the quarter ended June 30, 1996

 4.7 Exchange Agreement dated November 6, 1997, to be considered effective as of September 16, 1997, between the Company and RBB Bank is incorporated by reference from Exhibit 4.11 to the Company's Form 10-Q for the quarter ended September 30, 1997

 4.8 Exchange Agreement dated as of October 31, 1997, to be considered effective as of September 16, 1997, between the Company and the Infinity Fund, L.P. is incorporated by reference from Exhibit 4.12 to the Company's Form 10-Q for the quarter ended September 30, 1997

 4.9 Loan and Security Agreement, dated January 15, 1998, between the Company, subsidiaries of the Company and Congress Financial Corporation (Florida) is incorporated by reference from Exhibit 4.1 to the Company's Form 8-K dated January 15, 1998

 4.10 Private Securities Subscription Agreement, dated June 30, 1998, between the Company and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 4.1 to the Company's Form 8-K dated June 30, 1998.

 4.11     Certificate of Designations of Series 10 Class J
          Convertible Preferred Stock, dated July 16, 1998, as incorporated by reference from Exhibit 3(i) above.

 4.12     Specimen copy of Certificate relating to the Series 10
          Class J Convertible Preferred Stock as incorporated by reference from Exhibit 4.3 to the Company's Form 8-K, dated June 30, 1998.

 4.13     Certificate of Designations of Series 8 Class H
          Convertible Preferred Stock as incorporated by reference from Exhibit 3(i) above.

 4.14     Specimen copy of Certificate relating to the Series 8
          Class H Convertible Preferred Stock as incorporated by reference from Exhibit 4.5 to the Company's Form 10-Q for the quarter ended June 30, 1998.

 4.15     Certificate of Designations of Series 9 Class I
          Convertible Preferred Stock as incorporated by reference from Exhibit 3(i) above.

 4.16     Specimen copy of Certificate relating to the Series 9
          Class I Convertible Preferred Stock as incorporated by reference from Exhibit 4.7 to the Company's Form 10-Q for the quarter ended June 30, 1998.

 4.17 Congress Financial, Inc. subordination and consent letter dated June 25, 1998, as incorporated by reference from
          Exhibit 4.1 to the Company's Form 10-Q for the quarter ended September 30, 1998.

 4.18 Congress Financial, Inc. subordination and consent letter dated October 16, 1998, as incorporated by reference from
          Exhibit 4.2 to the Company's Form 10-Q for the quarter ended September 30, 1998.

 4.19 Congress Financial, Inc. subordination and consent letter dated October 16, 1998, as incorporated by reference from
          Exhibit 4.3 to the Company's Form 10-Q for the quarter ended September 30, 1998.

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

 10.14 Second Amendment to the Company's 1992 Outside Directors' Stock Option Plan, is incorporated by reference from the Company's Proxy Statement, dated November 4, 1994.

 10.15 Third Amendment to the Company's 1992 Outside Directors' Stock Option Plan is incorporated by reference from the Company's Proxy Statement, dated November 8, 1996.

 10.16 Fourth Amendment to the Company's 1992 Outside Directors' Stock Option Plan is incorporated by reference from the Company's Proxy Statement, dated April 20, 1998.

 10.17 1993 Non-qualified Stock Option Plan is incorporated by reference from the Company's Proxy Statement, dated
          October 12, 1993.

 10.18 401(K) Profit Sharing Plan and Trust of the Company is incorporated by reference from Exhibit 10.5 to the Company's Registration Statement, No. 33-51874.

 10.19 Common Stock Purchase Warrant Certificate, dated July 19, 1996, granted to RBB Bank Aktiengesellschaft is incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1996.

 10.20 Common Stock Purchase Warrant Certificate, dated July 19, 1996, granted to RBB Bank Aktiengesellschaft is incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1996.

 10.21 Common Stock Purchase Warrant Certificate No. 1-9-96, dated September 16, 1996, between the Company and J. P. Carey Enterprises, Inc. is incorporated by reference from Exhibit 4.8 to the Company's Registration Statement, No. 333-14513.

 10.22 Common Stock Purchase Warrant Certificate No. 2-9-96, dated September 16, 1996, between the Company and J. P. Carey Enterprises, Inc. is incorporated by reference from
          Exhibit 4.9 to the Company's Registration Statement, No.
          333-14513.

 10.23 Common Stock Purchase Warrant Certificate No. 3-9-96, dated September 16, 1996, between the Company and J W Charles Financial Services, Inc. is incorporated by reference from Exhibit 4.10 to the Company's Registration Statement, No. 333-14513.

 10.24 Common Stock Purchase Warrant Certificate No. 4-9-96, dated September 16, 1996, between the Company and Search Group Capital, Inc. is incorporated by reference from
          Exhibit 4.11 to the Company's Registration Statement, No.
          333-14513.

 10.25 Common Stock Purchase Warrant Certificate No. 5-9-96, dated September 16, 1996, between the Company and Search Group Capital, Inc. is incorporated by reference from
          Exhibit 4.12 to the Company's Registration Statement, No.
          333-14513.

 10.26 Common Stock Purchase Warrant Certificate No. 6-9-96, dated September 16, 1996, between the Company and Search Group Capital, Inc. is incorporated by reference from
          Exhibit 4.13 to the Company's Registration Statement, No.
          333-14513.

 10.27 Common Stock Purchase Warrant Certificate No. 7-9-96, dated September 16, 1996, between the Company and Marvin
          S. Rosen is incorporated by reference from Exhibit 4.14 to the Company's Registration Statement, No. 333-14513.

 10.28 Common Stock Purchase Warrant Certificate No. 8-9-96, dated September 16, 1996, between the Company and D. H. Blair Investment Banking Corporation is incorporated by reference from Exhibit 4.15 to the Company's Registration Statement, No. 333-14513.

 10.29 Common Stock Purchase Warrant Certificate No. 9-9-96, dated September 16, 1996, between the Company and Steve Gorlin is incorporated by reference from Exhibit 4.16 to the Company's Registration Statement, No. 333-14513.

 10.30 Common Stock Purchase Warrant ($2.10) dated June 9, 1997, between the Company and RBB Bank Aktiengesellschaft is incorporated by reference from Exhibit 4.4 to the Company's Form 8-K, dated June 11, 1997.

 10.31 Common Stock Purchase Warrant ($2.50) dated June 9, 1997, between the Company and RBB Bank Aktiengesellschaft is incorporated by reference from Exhibit 4.5 to the Company's Form 8-K, dated June 11, 1997.

 10.32 Common Stock Purchase Warrant ($1.50) dated June 9, 1997, between the Company and J W Charles Securities, Inc. is incorporated by reference from Exhibit 4.6 to the Company's Form 8-K, dated June 11, 1997.

 10.33 Common Stock Purchase Warrant ($2.00) dated June 9, 1997, between the Company and J W Charles Securities, Inc. is incorporated by reference from Exhibit 4.7 to the Company's Form 8-K, dated June 11, 1997.

 10.34 Stock Purchase Agreement, dated June 30, 1997, between the Company and Dr. Louis F. Centofanti is incorporated by reference from Exhibit 4.4 to the Company's Form 8-K, dated July 7, 1997.

 10.35 Amended Stock Purchase Agreement, dated October 7, 1997, between the Company and Dr. Louis F. Centofanti is incorporated by reference from Exhibit 10.6 to the Company's Form 10-Q for the quarter ended September 30, 1997.

 10.36 Employment Agreement, dated October 1, 1997, between the Company and Dr. Louis F. Centofanti is incorporated by reference from Exhibit 10.9 to the Company's Form 10-Q for the quarter ended September 30, 1997.

 10.37    Employment Agreement Dated April 7, 1998, between the
          Company and Bernhardt Warren is incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1998.

 10.38    Common Stock Purchase Warrant ($1.875) dated June 30,
          1998, between the Company and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 4.4 to the Company's Form 8-K, dated June 30, 1998.

 10.39    Common Stock Purchase Warrant ($2.50) dated June 30,
          1998, between the Company and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 4.5 to the Company's Form 8-K, dated June 30, 1998.

 10.40 Consulting Agreement dated effective June 30, 1998, between the Company and Liviakis Financial
          Communications, Inc. as incorporated by reference from
          Exhibit 4.6 to the Company's Form 8-K, dated June 30,
          1998.

 10.41 Common Stock Purchase Warrant effective June 30, 1998, between the Company and Liviakis Financial
          Communications, Inc. as incorporated by reference from
          Exhibit 4.7 to the Company's Form 8-K, dated June 30,
          1998.

 10.42 Common Stock Purchase Warrant effective June 30, 1998, between the Company and Robert B. Prag as incorporated by reference from Exhibit 4.8 to the Company's Form 8-K, dated June 30, 1998.

 10.43 Exchange Agreement dated as of April 30, 1998, to be considered effective as of February 28, 1998, between the Company and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 10.6 to the Company' Form 10-Q for the quarter ended June 30, 1998.

 10.44 Exchange Agreement dated as of April 30, 1998, to be considered effective as of February 28, 1998, between the Company and The Infinity Fund, L.P. as incorporated by reference from Exhibit 10.7 to the Company's Form 10-Q for the quarter ended June 30, 1998.

 10.45 Common Stock Purchase Warrant effective June 30, 1998, between the Company and JW Genesis Financial Corporation as incorporated by reference from Exhibit 10.8 to the Company's Form 10-Q for the quarter ended June 30, 1998.

 10.46 Common Stock Purchase Warrant effective June 30, 1998, between the Company and Fontenoy Investments as incorporated by reference from Exhibit 10.9 to the Company's Form 10-Q for the quarter ended June 30, 1998.

 10.47 Consulting Agreement, dated April 8, 1998, and effective January 1, 1998, between the Company and Alfred C. Warrington, IV as incorporated by reference from Exhibit
          10.11 to the Company's Form 10-Q for the quarter ended
          June 30, 1998.

 10.48 Letter from RBB Bank to the Company, dated July 14, 1998, as incorporated by reference from Exhibit 10.12 to the Company's Form 10-Q for the quarter ended June 30, 1998.

 10.49 Basic Oak Ridge Agreement between East Tennessee Materials and Energy Corporation (M&EC) and Bechtel Jacobs Company, LLC No. 1GB-99446V dated June 23, 1998, as incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998.

 10.50 Basic Oak Ridge Agreement between East Tennessee Materials and Energy Corporation (M&EC) and Bechtel Jacobs Company, LLC No. 1GB-99447V dated June 23, 1998, as incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1998.

 10.51 Basic Oak Ridge Agreement between East Tennessee Materials and Energy Corporation (M&EC) and Bechtel Jacobs Company, LLC No. 1GB-99448V dated June 23, 1998, as incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 1998.

 10.52 General agreement between East Tennessee Materials and Energy Corporation (M&EC) and Perma-Fix Environmental Services, Inc. dated May 27, 1998, as incorporated by reference from Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30, 1998.

 10.53 Appendix B to general agreement between East Tennessee Materials and Energy Corporation (M&EC) and Perma-Fix Environmental Services, Inc. dated November 6, 1998, as incorporated by reference from Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30, 1998.

 10.54    Agreement and Plan of Merger dated March 4, 1999, among
          Perma-Fix Environmental Services, Inc., Florida Perma-
          Chem, Inc., Georgia Perma-Chem, Inc., Chemical
          Conservation Corporation, Chemical Conservation of
          Georgia, Inc. the Thomas P. Sullivan Living Trust and the
          Ann L. Sullivan Living Trust.  (Exhibits to this contract
          as listed in the index are omitted, but will be provided
          to the Commission upon request.)                                 88

 10.55    Agreement and Plan of Merger dated March 4, 1999, among
          Perma-Fix Environmental Services, Inc., Perma-Met, Inc.
          Chem-Met Services, Inc., the Thomas P. Sullivan Living
          Trust, the Ann L. Sullivan Living Trust, Thomas P.
          Sullivan and Ann L. Sullivan.  (Exhibits to this contract
          as listed in the index are omitted, but will be provided
          to the Commission upon request.)                                159

 10.56    Exchange Agreement dated March 14, 1999, among Liviakis
          Financial Communications, Inc., Robert B. Prag and Perma-
          Fix Environmental Services, Inc.                                223

 21.1     List of Subsidiaries                                            232

 23.1     Consent of BDO Seidman, LLP                                     233

 27.1     Financial Data Schedule 1998                                    234

 27.2     Financial Data Schedule 1997                                    235