Form 10-Q
period 1999-03-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 1999-05-17
CIK 891532

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                      _____________________

                            Form 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended    March 31, 1999
                                     __________________________

                                or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ___________ to ___________

                 Commission File No.    1-11596
                                      __________

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
      (Exact name of registrant as specified in its charter)

          Delaware                              58-1954497
(State or other jurisdiction                (IRS Employer
of incorporation or organization             Identification Number)

1940 N.W. 67th Place, Gainesville, FL             32653
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


     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.


          Class                  Outstanding at May 11, 1999
          _____                  ________________________________
Common Stock, $.001 Par Value              12,566,080
_____________________________              __________
                                    (excluding 988,000 shares
                                      held as treasury stock)
                                     _________________________
=================================================================

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                              INDEX

                                                         Page No.
                                                         ________
PART I    FINANCIAL INFORMATION
          Item 1.   Financial Statements

                    Consolidated Balance Sheets -
                       March 31, 1999 and December 31,
                       1998 . . . . . . . . . . . . . . . .  2

                    Consolidated Statements of Opera-
                       tions - Three Months Ended
                       March 31, 1999 and 1998. . . . . . .  4

                    Consolidated Statements of Cash
                       Flows - Three Months Ended
                       March 31, 1999 and 1998. . . . . . .  5

                    Consolidated Statements of Stock-
                       holder Equity - March 31, 1999
                       and December 31, 1998. . . . . . . .  6

                    Notes to Consolidated Financial
                       Statements . . . . . . . . . . . . .  7

          Item 2.   Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations. . . . . . . . . . . . 13


PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings . . . . . . . . . . . 20

          Item 2.   Changes in Securities and Use
                       of Proceeds. . . . . . . . . . . . . 20

          Item 5.   Other Information . . . . . . . . . . . 22

          Item 6.   Exhibits and Reports on Form 8-K. . . . 23

             PERMA-FIX ENVIRONMENTAL SERVICES, INC.
               CONSOLIDATED FINANCIAL STATEMENTS


                         PART I, ITEM 1



     The consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.
Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

     It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The results of operations for the three months ended March 31, 1999, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1999.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                                     March 31,
                                                      1999       December 31,
(Amounts in Thousands, Except for Share Amounts)   (Unaudited)       1998
_____________________________________________________________________________
ASSETS
Current assets:
  Cash and cash equivalents                         $     84      $      776
  Restricted cash equivalents and investment             112             111
  Accounts receivable, net of allowance for
     doubtful accounts of $316 and 313,
     respectively                                      6,047           5,950
  Inventories                                            163             145
  Prepaid expenses                                     1,262             471
  Other receivables                                       26              11
  Assets of discontinued operations                      456             489
                                                     _______          ______
      Total current assets                             8,150           7,953

Property and equipment:
  Buildings and land                                   6,039           5,804
  Equipment                                            8,590           8,606
  Vehicles                                               890             941
  Leasehold improvements                                  16              16
  Office furniture and equipment                         787             782
  Construction in progress                             1,816           1,592
                                                     _______         _______
                                                      18,138          17,741
  Less accumulated depreciation                       (6,180)         (5,836)
                                                     _______         _______
  Net property and equipment                          11,958          11,905

Intangibles and other assets:
  Permits, net of accumulated amortization of
    $1,155 and $1,088, respectively                    3,611           3,661
  Goodwill, net of accumulated amortization of
    $795 and $751, respectively                        4,653           4,698
  Other assets                                           551             531
                                                     _______         _______
      Total assets                                   $28,923         $28,748
                                                     =======         =======






            The accompanying notes are an integral part of
                these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                      March 31,
                                                        1999      December 31,
(Amounts in Thousands, Except for Share Amounts)     (Unaudited)      1998
_____________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $   2,909    $   2,422
  Accrued expenses                                       3,521        3,369
  Revolving loan and term note facility                    625          625
  Current portion of long-term debt                        306          302
  Current liabilities of discontinued operations           496          863
                                                       _______      _______
     Total current liabilities                           7,857        7,581

Environmental accruals                                     484          520
Accrued closure costs                                      722          715
Long-term debt, less current portion                     1,839        2,087
Long term liabilities of discontinued operations         1,884        1,892
                                                       _______      _______
     Total long-term liabilities                         4,929        5,214

Commitments and contingencies (see Note 4)                   -            -

Stockholders' equity:
  Preferred Stock, $.001 par value; 2,000,000 shares
     authorized, 9,850 shares issued and outstanding         -            -
  Common Stock, $.001 par value; 50,000,000 shares
     authorized, 13,554,080 and 13,215,093 shares
     issued, including 943,000 shares held as
     treasury stock                                         14           13
  Redeemable warrants                                      140          140
  Additional paid-in capital                            39,938       39,769
  Accumulated deficit                                  (22,143)     (22,157)
                                                       _______      _______
                                                        17,949       17,765
  Less Common Stock in treasury at cost; 943,000
     shares issued and outstanding                      (1,812)      (1,812)
                                                       _______       _______
        Total stockholders' equity                      16,137       15,953
                                                       _______       _______
        Total liabilities and stockholders' equity     $28,923       $28,748
                                                       =======       =======




       The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                         Three Months Ended
                                                              March 31,
(Amounts in Thousands,                                  ____________________
Except for Share Amounts)                                 1999        1998
____________________________________________________________________________
Net revenues                                           $  7,812    $  6,548
Cost of goods sold                                        5,290       4,787
                                                        _______     _______
          Gross profit                                    2,522       1,761

Selling, general and administrative expenses              1,838       1,555
Depreciation and amortization                               519         508
                                                        _______     _______
          Income (loss) from operations                     165        (302)

Other income (expense):
  Interest income                                             7           8
  Interest expense                                          (27)       (127)
  Other                                                     (14)         17
                                                        ________    ________
      Net income (loss)                                     131        (404)

Preferred Stock dividends                                  (117)        (87)
                                                        ________    ________
      Net income (loss) applicable to Common Stock      $    14     $  (491)
                                                        ========    ========
 _______________________________________________________________

Basic and diluted income (loss) per common share:

     Net income (loss) per common share                 $    -      $  (.04)
                                                        ========    =======
Weighted average number of common
  shares outstanding                                     12,372      11,707
                                                        ========    =======






           The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                           Three Months Ended
                                                               March 31,
(Amounts in Thousands,                                   ___________________
Except for Share Amounts)                                  1999        1998
____________________________________________________________________________
Cash flows from operating activities:
  Net income (loss) from continuing operations          $    131   $  (404)
  Adjustments to reconcile net income (loss) to
     cash provided by continuing operations:
        Depreciation and amortization                        519       508
        Provision for bad debt and other reserves              4         5
        Gain on sale of plant, property and
          equipment                                           (2)        -
  Changes in assets and liabilities:
        Accounts receivable                                 (101)      520
        Prepaid expenses, inventories and other assets       (82)    1,485
        Accounts payable and accrued expenses               (156)     (644)
                                                          _______   _______
Net cash provided by continuing operations                   313     1,470
                                                          _______   _______
Net cash used in discontinued operations                    (276)     (194)
                                                          _______   _______
Cash flows from investing activities:
  Purchases of property and equipment, net                  (374)     (952)
  Proceeds from sale of plant, property and equipment          5         -
  Change in restricted cash, net                              (5)       (4)
  Net cash used by discontinued operations                   (40)        -
                                                          ______    _______
Net cash used in investing activities                       (414)     (956)
                                                          _______   _______
Cash flows from financing activities:
  Net Repayments of revolving loan & term note facility     (263)     (628)
  Principal repayments on long-term debt                     (70)      (50)
  Proceeds from issuance of stock                             43        56
  Net cash used by discontinued operations                   (15)       (9)
                                                          _______   _______
Net cash used in financing activities                       (305)     (631)
                                                          _______   _______
Decrease in cash and cash equivalents                       (682)     (311)

Cash and cash equivalents at beginning of period,
  including discontinued operations of $10, and
  $12, respectively                                          776       326
                                                          _______  _______
Cash and cash equivalents at end of period,
  including discontinued operations of $10,
  and $2, respectively                                   $    94   $    15
                                                         =======   =======
__________________________________________________________________________


Supplemental disclosure:
  Interest paid                                          $  215    $  129
Non-cash investing and financing activities:
  Issuance of Common Stock for services                      12         8
  Issuance of stock for payment of dividends                115       184
  Long-term debt incurred for purchase of
     property and equipment                                  89         -


       The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, for the three months ended March 31, 1999)


                                      Preferred Stock            Common Stock
Amounts in Thousand,               ____________________     ____________________
Except for Share Amounts)            Shares    Amount         Shares     Amount
________________________________________________________________________________
Balance at December 31, 1998         9,850    $    -       13,215,093    $   13

Net loss                                 -         -                -         -
Issuance of Common Stock for
  preferred stock dividend               -         -           85,802         -
Issuance of Common Stock in
  exchange for warrants                  -         -          200,000         1
Issuance of stock for cash
  and services                           -         -           28,185         -
Exercise of warrants                     -         -           15,000         -
Option Exercise                          -         -           10,000         -
                                     ______    ______     ____________  ________
Balance at March 31, 1999            9,850    $    -       13,554,080   $    14
                                     ======    ======     ============  ========



                                                                        Common
                                               Additional                Stock
                                    Redeemable   Paid-In   Accumulated   Held in
                                     Warrants    Capital     Deficit    Treasury
                                    ____________________________________________
                                    $    140    $ 39,769   $ (22,157)  $ (1,812)

                                           -           -         14          -

                                           -         115          -          -

                                           -          (1)         -          -

                                           -          34          -          -
                                           -          11          -          -
                                           -          10          -          -
                                     ________    ________  __________  ________
                                     $    140    $ 39,938  $ (22,143)  $ (1,812)
                                     ========    ========= ==========  ========




























       The accompanying notes are an integral part of these consolidated financial statements.

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1999
                           (Unaudited)


     Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 1998.

1.   Summary of Significant Accounting Policies
     __________________________________________
     Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

     Net income (loss) per share has been presented using the weighted average number of common shares outstanding. Potential common shares have not been included in the net income (loss) per share calculations since their effects are not significant or would be antidilutive. Potential common shares include 1,655,597 stock options, 10,715,796 warrants and 12,645,833 shares underlying the Convertible Preferred Stock at the minimum conversion price.

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

     The accrued environmental and closure costs related to PFM total $2,222,000 as of March 31, 1999, a decrease of $279,000 from the December 31, 1998, accrual balance. This reduction was principally a result of the specific costs related to general closure and remedial activities, including groundwater remediation, and agency and investigative activities, ($98,000), and the general operating losses, including indirect labor, materials and supplies, incurred in conjunction with the above actions ($181,000). The general operating losses do not reflect management fees charged by the corporation, but does include interest expense of $69,000 for the quarter ended March 31, 1999, specifically identified to such operations, including that debt specifically incurred under the Company's revolving and term loan facility. The Company's revolving and term loan debt is recorded on a consolidated basis and therefore, the revolving and term loan debt specifically attributable to PFM is not recorded as liabilities of discontinued operations. The remaining environmental and closure liability represents the best estimate of the cost to complete the groundwater remediation at the site of approximately $956,000, the costs to complete the facility closure activities over the next five (5) to ten (10) year period (including agency and investigative activities, and future operating losses during such closure period) totaling approximately $1,041,000, and the potential PRP liability of $225,000.

3.   Proposed Acquisition.
     ____________________
     During March 1999, the Company, Chemical Conservation Corporation (Florida), Chemical Conservation of Georgia, Inc. and Chem-Met Services, Inc. (Collectively "Chem-Con") entered into a definitive agreement whereby PESI agreed to acquire all of the outstanding shares of Common Stock of Chem-Con in exchange for $7.4 million in the Company's Common Stock, with the number of shares of the Company's Common Stock to be issued determined by dividing $7.4 million by the average closing price per share of the Company's Common Stock as quoted on the NASDAQ for the five (5) trading days immediately preceding the date of closing. The Company would, at the closing of the acquisition, enter into a four year employment agreement with an executive of Chem-Con in the approximate amount of $1.3 million. The audited combined net revenues of Chem-Con for the fiscal year ended September 30, 1998, were, in the aggregate, approximately $21.8 million. It was anticipated that the merger would have been accounted for as a pooling of interests, which means that we would treat the Chem-Con companies as if they had always been combined for accounting and financial reporting purposes.

     Pursuant to the terms of a letter of intent dated April 8, 1999, the Company and Chem-Con agreed to amend certain terms of the agreement as stated above. Under the amended terms, the Chem-Con acquisition will be consummated by the Company purchasing all of the outstanding capital stock of Chem-Con and consequently, the acquisition under the amended terms will be accounted for as a purchase transaction. It is anticipated that the purchase price to be paid in connection with the acquisition will be $8.7 million consisting of (i) $1 million in cash to be paid at closing, (ii) a promissory note in the amount of $4.7 million, to be paid in equal monthly installments of principal and interest of approximately $90,000 over five years, having an interest rate of 5.5% for the first three years and 7% for the remaining two years and (iii) $3 million paid in the form of 1,500,000 shares of the Company's Common Stock paid at closing. However, if the average closing price of the Common Stock on the NASDAQ for the five days preceding the date eighteen months after the closing date ("Valuation Date") is less than $2.00 per share, the Company shall pay, in Common Stock or cash or a combination thereof, at the Company's option, the difference between $3 million and the value of the 1,500,000 shares based upon the average closing price for the five days preceding the Valuation Date. The parties have agreed, however, that under no circumstances will the Chem-Con acquisition result in the issuance by the Company of a number of shares of Common Stock equal to more than 18% of the number of shares of Common Stock outstanding as of the closing date. An additional modification to the terms of the Chem-Con transaction is that the Company will not enter into an employment agreement with the executive of Chem-Con as previously anticipated.

Under the amended terms, it is anticipated that the Chem-Con acquisition may occur without obtaining shareholder approval. The amendments are subject to finalization and execution of new definitive agreements reflecting the new acquisition terms by the parties thereto which will replace the previous agreements in their entirety. The transaction is expected to be closed during the second quarter of 1999.

4.   Long-Term Debt
     ______________

     Long-term debt consists of the following at March 31, 1999, and December 31, 1998 (in thousands):

                                                March 31,
                                                  1999        December 31,
                                               (Unaudited)       1998
                                              ____________    ____________
Revolving loan facility dated January 15,
   1998, collateralized by eligible accounts
   receivables, subject to monthly borrowing
   base calculation, variable interest paid
   monthly at prime rate plus 1 3/4.           $     -          $     97

Term loan agreement dated January 15, 1998,
   payable in monthly installments of $52,
   balance due in January 2001, variable
   interest paid monthly at prime rate
   plus 1 3/4.                                    1,761            1,927

Various capital lease and promissory note
   obligations, payable 1999 to 2003,
   interest at rates ranging from 8.0% to
   15.9%.                                         1,009              990
                                                _______         ________
                                                  2,770            3,014
Less current portion of revolving loan and
  term note facility                                625              625
Less current portion of long-term debt              306              302
                                                _______         ________
                                                $ 1,839         $  2,087
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

     As security for the payment and performance of the Agreement, the Company granted a first security interest in all accounts receivable, inventory, general intangibles, equipment and other assets of the Company and subsidiaries, as well as, the mortgage on two (2) of the Company's facilities. The Agreement contains affirmative covenants including, but not limited to, certain financial statement disclosures and certifications, management reports, maintenance of insurance and collateral. The Agreement also contains an adjusted net worth financial covenant, as defined in the Agreement, of $3,000,000.

      As of March 31, 1999, there were no borrowings under the Congress revolving loan facility and borrowing availability under the revolver was approximately $4,220,000. The balance under the Congress term loan at March 31, 1999, was $1,761,000.

     As further discussed in Note 2, the long-term debt, other than revolving and term loan debt, associated with the discontinued PFM operation is excluded from the above and is recorded in the Liabilities of Discontinued Operations total. The PFM debt obligations total $12,000, of which $11,000 is current.

5.   Commitments and Contingencies
     _____________________________
Hazardous Waste
     In connection with our waste management services, we handle both hazardous and non-hazardous waste which we transport to our own or other facilities for destruction or disposal. As a result of disposing of hazardous substances, in the event any cleanup is required, we could be a potentially responsible party for the costs of the cleanup notwithstanding any absence of fault on our part.

Legal
     In the normal course of conducting its business, we are involved in various litigation. There has been no material changes in legal proceedings from those disclosed previously in the Company's Form 10-K for year ended December 31, 1998. We are not a party to any litigation or governmental proceeding which our management believes could result in any judgements or fines against us that would have a material adverse affect on the Company's financial position, liquidity or results of operations.

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

6.   Business Segment Information
     ____________________________
     Pursuant to FAS 131, we define an operating segment as:
         * A business activity from which we may earn revenue and incur expenses;
         * Whose operating results are regularly reviewed by our chief operating division maker to make decisions about resources to be allocated to the segment and assess its performance; and
         * For which discrete financial information is available.

     We have ten operating segments which are defined as each separate facility or location that we operate. We clearly view each facility as a separate segment and make decisions based on the activity and profitability of that particular location. These segments however, exclude the Corporate headquarters which does not generate revenue and Perma-Fix of Memphis, Inc. which is reported elsewhere as a discontinued operation. See Note 2 regarding discontinued operations.

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

     The table below shows certain financial information by business segment for quarter ended March 31, 1999 and quarter ended
March 31, 1998 and excludes the results of operations of the discontinued operations.

Segment Reporting 03/31/99

                                     Waste                     Segment
                                    Services    Engineering     Total
                                    ________    ___________    _______
Revenue from external customers     $ 6,601       $1,211       $  7,812
Intercompany revenues                    93           93            186
Interest income                           5            -              5
Interest expense                         41           20             61
Depreciation and amortization           494           20            514
Segment profit (loss)                   270           77            347
Segment assets(1)                    24,725        2,432         27,157
Expenditures for segment assets         445           13            458


                                                               Consolidated
                                       Corp(2)    Memphis(3)      Total
                                       _______   __________    ____________
                                       $     -   $      -       $  7,812
                                             -          -            186
                                             2          -              7
                                           (34)         -             27
                                             5          -            519
                                          (333)         -             14
                                         1,310        456         28,923
                                             5          -            463

Segment Reporting 03/31/98

                                     Waste                     Segment
                                    Services    Engineering     Total
                                    ________    ___________    ________
Revenue from external customers     $ 5,497       $1,051       $  6,548
Intercompany revenues                    73          125            198
Interest income                           8            -              8
Interest expense                         58           41             99
Depreciation and amortization           482           21            503
Segment profit (loss)                  (127)         (20)          (147)
Segment assets(1)                    23,281        2,430         25,711
Expenditures for segment assets         951            1            952


                                                               Consolidated
                                   Corp(2)     Memphis(3)         Total
                                  _______      __________      ___________
                                  $    -       $     -         $  6,548
                                       -             -              198
                                       -             -                8
                                      28             -              127
                                       5             -              508
                                   (344)             -             (491)
                                   1,111           483           27,305
                                       -             -              952

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2) Amounts reflect the activity for corporate headquarters.

(3) Amounts reflect the activity for Perma-Fix of Memphis, Inc., which is a discontinued operation, not included in the segment information (See Note 2).

7. Stock Issuances
   _______________
     On March 14, 1999, the Company entered into an Exchange Agreement with Liviakis Financial Communications, Inc. and Robert
B. Prag whereby certain warrants issued in connection with the Series 10 Class J Convertible Preferred Stock for the purchase of 2,500,000 shares of Common Stock (1,875,000 and 625,000 respectively) were canceled and exchanged for 200,000 shares of Common Stock. The warrants were originally issued in connection with the sale of preferred stock. The fair value of the common stock is less than the fair value of the warrants originally issued, and therefore, no expense was recognized as a result of the exchange.

8. Subsequent Events
   _________________
     The Company and RBB Bank Aktiengesellschaft ("RBB Bank") entered into an agreement in principle to restructure the Company's convertible preferred stock held by RBB Bank, which totals approximately $9.5 million. Under the restructuring the Company and RBB Bank would:

     1. RBB Bank would proceed immediately to convert, pursuant to existing terms of the convertible preferred stock, $4.6 million of the convertible preferred stock into approximately 6.1 million shares of the Company's Common Stock.
     2. The Company would be granted the right to purchase at a stated value ($1,000 per share) up to $750,000 of the convertible preferred stock.
     3. The terms of the balance of the convertible preferred stock (approximately $4.2 million) would be changed, as follows:
          a. Not subject to conversion for 12 months from the date of the restructuring ("Lock-Up Period");
          b. For one (1) year from the end of the Lock-Up Period, any conversion of the convertible preferred stock would be subject to a minimum conversion price of $1.50 per share of Common Stock; and
          c. The Company will be granted the option to redeem the shares of the convertible preferred stock at 110% of the stated value ($1,000 per share) for the first twelve months from the date of restructuring and RBB Bank may not convert such shares redeemed during such twelve month period, and thereafter the Company has the option to redeem the convertible preferred stock at 120% of the stated value ($1,000 per share) of the convertible preferred stock and upon such redemption RBB Bank will have the right to exercise its conversion rights pursuant to the then current terms of the convertible preferred stock.
     4. The remaining terms of the convertible preferred stock will remain unchanged.

     RBB Bank has given the Company notice to convert the $4.6 million of convertible preferred stock, which is convertible into approximately 6.1 million shares of the Company's Common Stock.

     Other than the conversion of the $4.6 million of convertible preferred stock, which RBB Bank has exercised, the other terms of the restructuring are subject to the execution of definitive agreements and receipt of certain approvals.

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          PART I, ITEM 2

Forward-Looking Statements
Certain statements contained within this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than statements of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things, (i) ability to fund capital expenditures by a combination of lease financing and/or internally generated funds,
(ii) completion of the agreement with RBB Bank to restructure convertible preferred stock, (iii) ability to complete acquisition of the Chem-Con Companies, (iv) anticipated financial performance,
(v) ability to comply with the Company's general working capital requirements, (vi) ability to retain or receive certain permits or patents, (vii) ability to be able to continue to borrow under the Company's revolving line of credit, (viii) ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and the Company's facility in Memphis, Tennessee,
(ix) ability to remediate certain contaminated sites for projected amounts, (x) the government's acceptance of the Company's offer regarding settlement of claims involving the WR Drum Site, (xi) ability to obtain a satisfactory line of credit for Chem-Con, and
(xii) all other statements which are not statements of historical fact. While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) general economic conditions, (ii) material reduction in revenues, (iii) inability to collect in a timely manner a material amount of receivables, (iv) increased competitive pressures, (v) the ability to maintain and obtain required permits and approvals to conduct operations, (vi) the ability to develop new and existing technologies in the conduct of operations, (vii) overcapacity in the environmental industry, (viii) ability to receive approvals to transfer certain permits of the Chem-Con Companies, (ix) discovery of additional contamination or expanded contamination at a certain Dayton, Ohio, property formerly leased by the Company or the Company's facility at Memphis, Tennessee, which would result in a material increase in remediation expenditures, (x) determination that PFM is the source of chlorinated compounds at the Allen Well Field, (xi) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, (xii) potential increases in equipment, maintenance, operating or labor costs, (xiii) management retention and development, (xiv) the requirement to use internally generated funds for purposes not presently anticipated, (xv) inability to become profitable, or if unable to become profitable, the inability to secure additional liquidity in the form of additional equity or debt, (xvi) discovery of additional contamination or expanded contamination at property owned or used by Chem-Con,(xvii) inability to finalize the restructuring of the convertible preferred stock as a result of NASDAQ requiring shareholder approval in order to continue to list the shares of Common Stock issuable upon conversion of the convertible preferred stock or (xviii) inability to complete the acquisition of the Chem-Con Companies as a result of the (i) Company's and/or its lender's due diligence not being satisfactory,
(ii) the Company's lender refusing to amend the Company's loan agreements to allow the Chem-Con Companies to be borrowers thereunder or to allow the Company to fund the cash portion of the purchase price or to pay certain claims and debts of the Chem-Con Companies at closing, all on terms satisfactory to the Company, or
(iii) any of the Chem-Con Companies not able to complete certain transactions required to be completed or not providing the Company certain documents required to be provided. The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations
     The table below should be used when reviewing management's discussion and analysis for the three months ended March 31, 1999 and 1998:

Consolidated
(amounts in thousands)         1999       %        1998       %
________________________      ______    _____     ______    _____
Net Revenues                  $7,812    100.0     $6,548    100.0
Cost of Goods Sold             5,290     67.7      4,787     73.1
                              ______    _____     ______    _____
   Gross Profit                2,522     32.3      1,761     26.9

Selling, General &
   Administrative              1,838     23.6      1,555     23.7
Depreciation/Amortization        519      6.6        508      7.8
                              ______    _____     ______    _____
   Loss from operations       $  165      2.1     $ (302)    (4.6)
                              ======    =====     ======    =====

Interest Expense              $  (27)     (.3)    $ (127)    (1.9)
Preferred Stock Dividend        (117)    (1.5)       (87)    (1.3)

Summary   Quarter Ended March 31, 1999 and 1998
_______________________________________________
     We provide services through two reportable operating segments. The Waste Management Services segment is engaged in on-and off-site treatment, storage, disposal and processing of a wide variety of by-products and industrial and hazardous wastes. This segment competes for materials and services with numerous regional and national competitors to provide comprehensive and cost-effective Waste Management Services to a wide variety of customers in the Midwest, Southeast and Southwest regions of the country. We operate and maintain facilities and businesses in the waste by-product brokerage, on-site treatment and stabilization, and off-site blending, treatment and disposal industries. Our Consulting Engineering segment provides a wide variety of environmental related consulting and engineering services to industry and government. Through our wholly-owned subsidiaries in Tulsa, Oklahoma and St. Louis, Missouri, the Consulting Engineering segment provides oversight management of environmental restoration projects, air and soil sampling, compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities.

     Consolidated net revenues increased to $7,812,000 from $6,548,000 for the quarter ended March 31, 1999, as compared to the same quarter in 1998. This increase of $1,264,000 or 19.3% is principally attributable to the Waste Management Services segment which experienced an increase in revenues of $1,104,000. The most significant increases occurred at the Perma-Fix of Ft. Lauderdale, Inc.'s ("PFFL") facility, which recognized a $494,000 increase resulting principally from the growth in the oily wastewater and field services market, the Perma-Fix of Dayton Inc.'s ("PFD") facility, which recognized a $425,000 increase resulting principally from the design, engineering and sale of wastewater pre-treatment systems and the Perma-Fix of Florida, Inc.'s ("PFF") facility, which recognized a $279,000 increase resulting principally from growth in the field services market.

     Cost of goods sold for the Company increased $503,000 or 10.5% for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998. This consolidated increase in cost of goods sold reflects principally the increased operating, disposal and transportation costs, corresponding to the increased revenues as discussed above. The resulting gross profit for the quarter ended March 31, 1999, increased $761,000 to $2,522,000, which as a percentage of revenue is 32.3%, reflecting an increase over the corresponding quarter in 1998 percentage of revenue of 26.9%. This increase is principally a result of increased revenue over fixed cost in our Consulting Engineering segment and the increased efficiencies and reduced disposal costs at several of our facilities.

     Selling, general and administrative expenses increased $283,000 or 18.2% for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998. As a percentage of revenue, selling, general and administrative expense decreased to 23.6% for the quarter ended March 31, 1999, compared to 23.7% for the same period in 1998. The increase reflects the increased expenses associated with the our additional sales and marketing efforts as we continue to refocus the business segments into new environmental markets, such as nuclear and mixed waste, and the additional administrative overhead associated with our research and development efforts. We have expensed in the current period all research and development costs associated with the development of various technologies which we aggressively pursued during the first quarter of 1999.

     Depreciation and amortization expense for the quarter ended March 31, 1999, reflects an increase of $11,000 as compared to the quarter ended March 31, 1998. This increase is attributable to a depreciation expense decrease of $4,000 due to certain assets becoming fully depreciated and an amortization expense increase of $15,000 for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998 due to capitalization of certain permitting costs and their subsequent amortization.

     Interest expense decreased $100,000 from the quarter ended March 31, 1999, as compared to the corresponding period of 1998, excluding discontinued operations. Interest expense including discontinued operations totaled $96,000 for the quarter ended
March 31, 1999 as compared to $156,000 for the quarter ended
March 31, 1998. Interest expense for discontinued operations was $69,000 for the quarter ended March 31, 1999, specifically identified to such operations, including that debt specifically incurred under the Company's revolving note and term loan facility. See Note 2 to Notes to Consolidated Financial Statements regarding discontinued operations. The decrease in interest expense reflects the reduced borrowing levels on the Congress Financial Corporation revolving loan and term note.

     Preferred Stock dividends increased $30,000 during the quarter ended March 31, 1999 as compared to the corresponding period of 1998. This increase is due to the issuance and subsequent dividends of the Series 10 Class J Convertible Preferred Stock being issued in June of 1998.

Discontinued Operations
     On January 27, 1997, an explosion and resulting tank fire occurred at the Perma-Fix of Memphis, Inc. ("PFM") facility, a hazardous waste storage, processing and blending facility, which resulted in damage to certain hazardous waste storage tanks located on the facility and caused certain limited contamination at the facility. As a result of the significant disruption and the cost to rebuild and operate this segment, the Company made a strategic decision, in February 1998, to discontinue its fuel blending operations at PFM. The fuel blending operations represented the principal line of business for PFM prior to this event, which included a separate class of customers, and its discontinuance has required PFM to attempt to develop new markets and customers, through the utilization of the facility as a storage facility under its RCRA permit and as a transfer facility.

Liquidity and Capital Resources of the Company
     At March 31, 1999, the Company had cash and cash equivalents of $94,000, including $10,000 from discontinued operations. This cash and cash equivalents total reflects a decrease of $682,000 from December 31, 1998, as a result of net cash provided by continuing operations of $313,000, offset by cash used by discontinued operation of $276,000, cash used in investing activities of $414,000 (principally purchases of equipment, net totaling $374,000) and cash used in financing activities of $305,000 (principally repayment of the revolving loan and term note facility). Accounts receivable, net of allowances for continuing operations, totaled $6,047,000, an increase of $97,000 over the December 31, 1998, balance of $5,950,000, which principally reflects the impact of increased revenues during the first quarter of 1999.

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

     As of March 31, 1999, there were no borrowings under the Congress revolving loan facility and borrowing availability under the revolver was approximately $4,220,000. The balance under the Congress term loan at March 31, 1999, was $1,761,000.

     At March 31, 1999, we had $2,770,000 in aggregate principal amounts of outstanding debt, related to continuing operations, as compared to $3,014,000 at December 31, 1998. This decrease in outstanding debt of $244,000 reflects the net repayment of the Congress Financial Corporation revolving loan and term note facility of $263,000 and the scheduled principal repayments on other long-term debt of $70,000 (excluding $15,000 relative to discontinued operations), combined with an addition of $88,000 of debt related to new capital equipment at the PFTS facility. As of March 31, 1999, we had $12,000 in aggregate principal amounts of outstanding debt related to PFM discontinued operations, of which $11,000 is classified as current.

     Our net purchases of new capital equipment for continuing operations for the three month period ended March 31, 1999, totaled approximately $463,000. We have budgeted capital expenditures of $2,500,000 for 1999, which includes completion of certain current projects, as well as other identified capital and permit compliance purchases. We anticipate funding the remainder of these capital expenditures by a combination of lease financing with lenders other than the equipment financing arrangement discussed above, and/or internally generated funds.

     Our working capital position at March 31, 1999, was $293,000, as compared to $372,000 at December 31, 1998, which reflects a decrease in this position of $79,000 during this first quarter of 1999. This reduced working capital position is principally a result of the first quarter repayments of long term debt, the internal funding of long-term capital assets with current working capital funds and reduction in liabilities of discontinued operations for costs related to the decommissioning and closure of the fuel blending tank farm and related processing equipment.

     The accrued dividends for the period July 1, 1998, through December 31, 1998, in the amount of approximately $235,000 were paid in February 1999, in the form of 85,802 shares of Common Stock of the Company and $121,000 in cash.

     The Company and RBB Bank Aktiengesellschaft ("RBB Bank") entered into an agreement in principle to restructure the Company's convertible preferred stock held by RBB Bank, which totals approximately $9.5 million. Under the restructuring the Company and RBB Bank would:

     1. RBB Bank would proceed immediately to convert, pursuant to existing terms of the convertible preferred stock, $4.6 million of the convertible preferred stock into approximately 6.1 million shares of the Company's Common Stock.
     2. The Company would be granted the right to purchase at a stated value ($1,000 per share) up to $750,000 of the convertible preferred stock.
     3. The terms of the balance of the convertible preferred stock (approximately $4.2 million) would be changed, as follows:
          a. Not subject to conversion for 12 months from the date of the restructuring("Lock-Up Period");
          b. For one (1) year from the end of the Lock-Up Period, any conversion of the convertible preferred stock would be subject to a minimum
               conversion price of $1.50 per share of   Common
               Stock; and
          c. The Company will be granted the option to redeem the shares of the convertible preferred stock at 110% of the stated value ($1,000 per share) for the first twelve months from the date of restructuring and RBB Bank may not convert such shares redeemed during such twelve month period, and thereafter the Company has the option to redeem the convertible preferred stock at 120% of the stated value ($1,000 per share) of the convertible preferred stock and upon such redemption RBB Bank will have the right to exercise its conversion rights pursuant to the then current terms of the convertible preferred stock.
     4. The remaining terms of the convertible preferred stock will remain unchanged.

     RBB Bank has given the Company notice to convert the $4.6 million of convertible preferred stock, which is convertible into approximately 6.1 million shares of the Company's Common Stock.

     Other than the conversion of the $4.6 million of convertible preferred stock, which RBB Bank has exercised, the other terms of the restructuring are subject to the execution of definitive agreements and receipt of certain approvals.

     The Company intends to finance the redemption of $750,000 of convertible preferred stock through borrowings under its revolving credit facility. See "Part II-Item 5. Other Events".

     In addition, during March 1999, the Company entered into definitive agreements to acquire Chemical Conservation Corporation, located in Orlando, Florida; Chemical Conservation of Georgia, Inc. located in Valdosta, Georgia; and Chem-Met Services, Inc., located in Detroit, Michigan (collectively, "Chem-Con Companies"), whereby the Company was to acquire the Chem-Con Companies in exchange for $7.4 million in the Company's Common Stock based on the average closing price per share of the Company's Common Stock as quoted on the NASDAQ for the five (5) trading days immediately preceding the date of closing. Further, the Company agreed to enter into a four
(4) year employment agreement with the principal executive officer of the Chem-Con Companies totaling $1.3 million over the four (4) year term. It was anticipated that this transaction was to be accounted for as a "pooling of interests". During April, 1999, the Company, the two shareholders of the Chem-Con Companies and the Chem-Con Companies entered into a letter of intent to amend the agreement relating to the acquisition of the Chem-Con Companies. Under the letter of intent, the Company will purchase all of the outstanding stock of the Chem-Con Companies and will pay $8.7 million, payable as follows: (i) $1 million in cash at closing,
(ii) five (5) year promissory notes totaling the original principal amount of $4.7 million, bearing an annual rate of interest of 5.5% for the first three years and 7% for the last two years, with principal and accrued interest payable in monthly installments of approximately $90,000 each, and (iii) $3 million payable in the form of 1.5 million shares of the Company's Common Stock based on each share having an agreed value of $2.00. Under the letter of intent, (a) the employment agreement as provided above would be eliminated and (b) if the average of the closing price of the Company's Common Stock as quoted on the NASDAQ for the five (5) trading days immediately preceding the date eighteen (18) months after the closing date ("Valuation Date") is less than $2.00 per share, the Company is to pay in cash or Common Stock or a combination thereof, at the Company's option, the difference between $3 million and the value of the 1.5 million shares of Common Stock based on the five (5) trading day average as quoted on the NASDAQ immediately preceding the Valuation Date. However, under the letter of intent, the Company is not to issue in connection with the acquisition of the Chem-Con Companies more than 18% of the outstanding shares of Common Stock at the closing of the acquisition of the Chem-Con Companies. The letter of intent is subject to finalization of definitive agreements and satisfaction of other conditions.

     The Company anticipates funding of the cash portion of the purchase price for the Chem-Con Companies through borrowings under its revolving credit facility and to fund the payment of the promissary notes issued as a part of the purchase price by borrowings under its revolving credit facility and/or working capital generated from operations.

     In addition, the Company anticipates arranging with its lenders to include within its revolving credit facility the Chem-Con Companies and, as a result, increasing its credit facility from approximately $7 million to approximately $11 million, and using the expanded credit facility (a) to pay certain claims against the Chem-Con Companies totaling approximately $1.2 million and (b) to replace approximately $2.5 million of Chem-Con Companies existing credit facilities.

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

     During January 1998, PFM was notified by the EPA that it believed that PFM was a PRP regarding the remediation of a site owned and operated by W.R. Drum, Inc. ("WR Drum") in Memphis, Tennessee (the "Drum Site"), as further discussed in Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. During the third quarter of 1998, the government agreed to PFM's offer to pay $225,000 ($150,000 payable at closing and the balance payable over a twelve month period) to settle any potential liability regarding this Drum Site. During January 1999, the Company executed a "Partial Consent Decree" pursuant to this settlement, which settlement is subject to approval of the court. It is anticipated that the settlement will

                                18
be approved and the initial payment of $150,000 will be made during the second quarter of 1999. However, there are no assurances that the settlement will be approved by the court.

     In addition to budgeted capital expenditures of $2,500,000 for 1999 at the TSD facilities, which are necessary to maintain permit compliance and improve operations, as discussed above in this Management's Discussion and Analysis, we have also budgeted for 1999 an additional $437,000 in environmental expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at two locations. The two locations where these expenditures will be made are a parcel of property leased by a predecessor to PFD in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, and PFM's facility in Memphis, Tennessee. We have estimated the expenditures for 1999 to be approximately $222,000 at the EPS site and $215,000 at the PFM location of which $8,000 and $98,000 were spent during the first quarter of 1999, respectively. Additional funds will be required for the next five to ten years to properly investigate and remediate these sites. We expect to fund these expenses to remediate these two sites from funds generated internally, however, no assurances can be made that we will be able to do so.

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

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                   PART II - Other Information

Item 1.   Legal Proceedings
          _________________
     There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the year ended
December 31, 1998, which Item 3 is incorporated herein by reference.

Item 2.   Changes in Securities and Use of Proceeds
          _________________________________________
     During the first quarter of 1999, the Company sold or issued the following equity securities which were not registered under the Securities Act of 1933, as amended (the "Act"):

(i) During February 1999, the Company issued to RBB Bank Aktiengesellschaft ("RBB Bank"), located in Graz, Austria, a cash payment of $121,000 and 80,476 shares of the Company's Common Stock in payment of $228,000 in accrued and unpaid dividends from July 1, 1998, to December 31, 1998, relating to certain outstanding series of the Company's Preferred Stock in accordance with the terms of such Preferred Stock. The issuance of the above described shares of Common Stock in payment of accrued and unpaid dividends in connection with the Company's Preferred Stock were issued pursuant to an exemption from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D as promulgated under the Act.

(ii) During February 1999, the Company issued to the Infinity Fund, L.P. ("Infinity") 5,326 shares of the Company's Common Stock in payment of $7,000 in accrued and unpaid dividends from July 1, 1998, to December 31, 1998, relating to certain outstanding series of the Company's Preferred Stock held by Infinity in accordance with the terms of such Preferred Stock. The issuance of the above described shares of Common Stock in payment of accrued and unpaid dividends in connection with the Company's Preferred Stock were issued pursuant to an exemption from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated under the Act.

(iii)On or about February 2, 1999, pursuant to the terms of a certain Consulting Agreement ("Consulting Agreement") entered into effective as of January 1, 1998, the Company issued 2,667 shares of Common Stock in payment of accrued earnings of $3,000 to Alfred C. Warrington IV, an outside, independent consultant to the Company, as consideration for certain consulting services rendered to the Company by Warrington from October through December 1998. The issuance of Common Stock pursuant to the Consulting Agreement was a private placement under Section 4(2) of the Act and/or Rule 506 of Regulation D as promulgated under the Act. The Consulting Agreement provides that Warrington will be paid $1,000 per month of service to the Company, payable, at the option of Warrington
     (i) all in cash, (ii) sixty-five percent in shares of Common Stock and thirty-five percent in cash, or (iii) all in Common Stock. If Warrington elects to receive part or all of his compensation in Common Stock, such will be valued at seventy-five percent of its "Fair Market Value" (as defined in the Consulting Agreement). Warrington elected to receive all of his accrued compensation through the end of 1997 in Common Stock.

     Warrington represented and warranted in the Consulting Agreement, inter alia, as follows: (i) the Common Stock is being acquired for Warrington's own account, and not on behalf of any other persons; (ii) Warrington is acquiring the Common Stock to hold for investment, and not with a view to the resale or distribution of all or any part of the Common Stock;
     (iii) Warrington will not sell or otherwise transfer the Common Stock in the absence of an effective registration statement under the Act, or an opinion of counsel satisfactory to the Company, that the transfer can be made without violating the registration provisions of the Act and the rules and regulations promulgated thereunder; (iv) Warrington is an "accredited investor" as defined in Rule 501 of Regulation D as promulgated under the Act; (v) Warrington has such knowledge, sophistication and experience in financial and business matters that he is capable of evaluating the merits and risks of the acquisition of the Common Stock; (vi) Warrington fully understands the nature, scope and duration of the limitations on transfer of the Common Stock as contained in the Consulting Agreement, (vii) Warrington understands that a restrictive legend as to transferability will be placed upon the certificates for any of the shares of Common Stock received by Warrington under the Consulting Agreement and that stop transfer instructions will be given to the Company's transfer agent regarding such certificates.

(iv) On or about February 12, 1999, John Canouse ("Canouse") purchased 15,000 shares each of Common Stock for $10,950. These shares were purchased pursuant to the terms of a certain warrant ("Carey Warrant") which had been originally issued to J.P. Carey Enterprises, Inc., a provider of investment banking services to the Company ("Carey"), allowing the purchase of 195,000 shares of Common Stock for $0.73 per share and which was partially assigned on January 5, 1998, to Canouse, a shareholder of Carey. The issuance to Carey was described in a Form D which was filed with the Securities and Exchange Commission ("SEC") under Rule 506 on August 3, 1996.

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

     On January 29, 1998, a Third Supplement ("Third Supplement") to the Prospectus dated November 13, 1996, contained within the 1996 Registration Statement ("Prospectus") was filed with the SEC, which Third Supplement described, among other things, the assignment of a portion of the Carey Warrant to Canouse. The Third Supplement also served to supplement and amend the Selling Security Holders table in the Prospectus by, among other things, (i) adding Canouse as a Selling Shareholder; and
     (ii) adjusting the offering information applicable to Carey, to account for the assignment by Carey of the Carey Warrant.

(v) During March 1999, the Company issued to Liviakis Financial Communications, Inc.("Liviakis") and Robert B. Prag ("Prag"), 150,000 shares and 50,000 shares, respectively, of the Company's Common Stock pursuant to an Exchange Agreement whereby certain warrants issued in connection with the Series 10 Class J Convertible Preferred Stock (1,875,000 and 625,000, respectively) were canceled and exchanged for the 200,000 shares of the Company's Common Stock.

     The issuance to Liviakis and Prag was mad pursuant to Section 3(a)(9) and/or 4(2) under the Act. Liviakis and Prag each acknowledge in the Exchange Agreement (i) that the shares of Common Stock issued thereunder ("Shares") have not been registered under the Act and accordingly are "restricted securities" within the meaning of Rule 144 of the Act; (ii) that the Shares may not be resold or transferred unless the Shares have been registered under the Act or the Company has received an opinion of counsel reasonably satisfactory to the Company that such resale or transfer is exempt from the registration requirements of the Act; (iii) that the exemption from registration afforded by Rule 144 under the Act depends upon the satisfaction of various conditions and that, if applicable, Rule 144 affords the basis for sale only in limited amounts; (iv) that Liviakis and Prag have been afforded the opportunity to ask questions of and receive answers from duly authorized officers or other representatives of the Company concerning an investment in the Shares, and regarding any additional information which Liviakis and Prag have requested; (v) that Liviakis and Prag have each had experience in investments in restricted and publicly traded securities, and that Liviakis and Prag have each had experience in investments in speculative securities and other investments which involve the risk of loss of investment; (vi) that an investment in the Shares is speculative and involves the risk of loss; (vii) that both Liviakis and Prag have the requisite knowledge to assess the relative merits and risks of this investment without the necessity of relying upon other advisors, and Liviakis and Prag can afford the risk of loss of their entire investment in the Shares; (viii) that each of Liviakis and Prag is an "accredited investor," as that term is defined in Rule 501 of Regulation D promulgated under the Act; and
(ix) that each of Liviakis and Prag is acquiring the Shares for its or his own account for long-term investment and not with a view toward resale or distribution thereof except in accordance with applicable securities laws.

Item 5.  Other Information
         _________________

A. The Company and RBB Bank Aktiengesellschaft ("RBB Bank") entered into an agreement in principle to restructure the Company's convertible preferred stock held by RBB Bank, which totals approximately $9.5 million. Under the restructuring the Company and RBB Bank would:

     1. RBB Bank would proceed immediately to convert, pursuant to existing terms of the convertible preferred stock, $4.6 million of the convertible preferred stock into approximately 6.1 million shares of the Company's Common Stock.
     2. The Company would be granted the right to purchase at a stated value ($1,000 per share) up to $750,000 of the convertible preferred stock.
     3. The terms of the balance of the convertible preferred stock (approximately $4.2 million) would be changed, as follows:
          a.   Not subject to conversion for 12 months from the
               date of the restructuring ("Lock-Up    Period");
          b. For one (1) year from the end of the Lock-Up Period, any conversion of the convertible preferred stock would be subject to a minimum
               conversion price of $1.50 per share of   Common
               Stock; and
          c. The Company will be granted the option to redeem the shares of the convertible preferred stock at 110% of the stated value ($1,000 per share) for the first twelve months from the date of restructuring and RBB Bank may not convert such shares redeemed during such twelve month period, and thereafter the Company has the option to redeem the convertible preferred stock at 120% of the stated value ($1,000 per share) of the convertible preferred stock and upon such redemption RBB Bank will have the right to exercise its conversion rights pursuant to the then current terms of the convertible preferred stock.
     4. The remaining terms of the convertible preferred stock will remain unchanged.

     RBB Bank has given the Company notice to convert the $4.6 million of convertible preferred stock, which is convertible into approximately 6.1 million shares of the Company's Common Stock. With the shares of Common Stock currently held by RBB Bank and upon receipt of the shares of Common Stock in connection with the conversion of $4.6 million of convertible preferred stock, RBB Bank will hold 7,170,495 shares of the Company's Common Stock, or 38.3% of the outstanding shares of Common Stock, prior to the issuance of any shares of Common Stock in connection with the acquisition of the Chem-Con Companies

     Other than the conversion of the $4.6 million of convertible preferred stock, which RBB Bank has exercised, the other terms of the restructuring are subject to the execution of definitive agreements and receipt of certain approvals.

B. On January 9, 1996, the Company granted J.P. Carey Enterprise, Inc. ("JP Carey") one warrant to purchase up to an aggregate of 195,000 shares of the Company's Common Stock. Under the original warrant, the warrant exercise price was to be paid in cash at a price of $.73 per share. The warrant was thereafter assigned by JP Carey to certain of its officers. After such assignment, the warrant was partially exercised and 85,000 shares of Common Stock were issued as a result of such exercise to certain of its officers. During April, 1999, the Company agreed in principle with the assignees of that warrant to allow such assignees the right to exercise such warrant through a cashless exercise, whereby the holder exercises such warrant by notifying the Company that the Company is to retain as the exercise price that number of shares of Common Stock issuable upon exercise of the warrant which has an aggregate value equal to the aggregate price of the warrant being exercised. The assignees of the warrant has exercised this warrant utilizing the cashless exercise procedure, and, as a result, 47,227 shares of Common Stock will be issued in connection with such exercise. This agreement is subject to execution of amendments to the warrants.

Item 6.   Exhibits and Reports on Form 8-K
          ________________________________

     (a)  Exhibits
          ________

          27     Financial Data Schedule

          99.1   Letter dated April 28, 1999, between the Company and
                 RBB Bank.

          99.2   Amendment to J.P. Carey Warrant.

     (b)  Reports on Form 8-K
          ___________________

          No report on Form 8-K was filed by the Company during the first quarter of 1999.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PERMA-FIX ENVIRONMENTAL SERVICES, INC.


Date:  May 14, 1999             By: /s/ Louis F. Centofanti
                                   ___________________________________
                                     Dr. Louis F. Centofanti
                                     Chairman of the Board
                                     Chief Executive Officer



                                By: /s/ Richard T. Kelecy
                                   ___________________________________
                                     Richard T. Kelecy