Form 10-Q
period 1999-06-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 1999-08-20
CIK 891532

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                      _____________________

                            Form 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended      June 30, 1999
                                     __________________________

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


       Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.


          Class                  Outstanding at August 13, 1999
          _____                  ________________________________
Common Stock, $.001 Par Value              20,362,702
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

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                              INDEX

                                                         Page No.
                                                         ________
PART I  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                    Consolidated Balance Sheets -
                       June 30, 1999 and December 31,
                       1998 . . . . . . . . . . . . . . . .  2

                    Consolidated Statements of Opera-
                       tions - Three Months and Six
                       Months Ended June 30, 1999
                       and 1998. . . . . . . . . . . . . . . 4

                    Consolidated Statements of Cash
                       Flows - Six Months Ended
                       June 30, 1999 and 1998. . . . . . . . 5

                    Consolidated Statements of Stock-
                       holders Equity - Six Months
                       Ended June 30, 1999 . . . . . . . . . 6

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

        Item 6.  Exhibits and Reports on Form 8-K . . . . . 31

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

     The results of operations for the six months ended June 30, 1999, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1999.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                                     June 30,
                                                      1999      December 31,
(Amounts in Thousands, Except for Share Amounts)   (Unaudited)      1998
_____________________________________________________________________________
ASSETS
Current assets:
  Cash and cash equivalents                          $     482   $      776
  Restricted cash equivalents and investments            1,043          111
  Accounts receivable, net of allowance for doubtful
    accounts of $1,426 and $313, respectively           11,133        5,950
  Inventories                                              160          145
  Prepaid expenses                                         820          471
  Other receivables                                        153           11
  Assets of discontinued operations                        498          489
                                                       _______       ______
       Total current assets                             14,289        7,953

Property and equipment:
  Buildings and land                                    12,180        5,804
  Equipment                                             10,860        8,606
  Vehicles                                               1,459          941
  Leasehold improvements                                    16           16
  Office furniture and equipment                           988          782
  Construction in progress                               2,325        1,592
                                                       _______      _______
                                                        27,828       17,741
  Less accumulated depreciation                         (6,546)      (5,836)
                                                       _______      _______
  Net property and equipment                            21,282       11,905

Intangibles and other assets:
  Permits, net of accumulated amortization of
    $1,248 and $1,088, respectively                     9,883         3,661
  Goodwill, net of accumulated amortization of
    $852 and $751, respectively                         7,507         4,698
  Other assets                                            602           531
                                                      _______       _______
      Total assets                                   $ 53,563      $ 28,748
                                                      =======       =======






         The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                       June 30,
                                                         1999     December 31,
(Amounts in Thousands, Except for Share Amounts)      (Unaudited)    1998
_____________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $   4,661    $   2,422
   Accrued expenses                                       7,726        3,369
   Revolving loan and term note facility                    938          625
   Current portion of long-term debt                      1,280          302
   Current liabilities of discontinued operations           719          863
                                                        _______      _______
        Total current liabilities                        15,324        7,581

Environmental accruals                                    4,744          520
Accrued closure costs                                       948          715
Long-term debt, less current portion                     11,299        2,087
Long term liabilities of discontinued operations          1,433        1,892
                                                        _______      _______
        Total long-term liabilities                      18,424        5,214

Commitments and contingencies (see Note 5)                    -            -

Stockholders' equity:
  Preferred Stock, $.001 par value; 2,000,000 shares
     authorized, 5,287 and 9,850 shares issued and
     outstanding, respectively                               -            -
  Common Stock, $.001 par value; 50,000,000 shares
     authorized, 21,246,442 and 13,215,093 shares
     issued, including 988,000 and 943,000 shares
     held as treasury stock, respectively                   21           13
  Redeemable warrants                                        -          140
  Additional paid-in capital                            43,096       39,769
  Accumulated deficit                                  (21,440)     (22,157)
                                                       _______      _______
                                                        21,677       17,765
  Less Common Stock in treasury at cost; 988,000
     and 943,000 shares issued and outstanding          (1,862)      (1,812)
                                                       _______      _______
        Total stockholders' equity                      19,815       15,953
                                                       _______      _______
        Total liabilities and stockholders' equity    $ 53,563     $ 28,748
                                                       =======      =======




       The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
(Amounts in Thousands,                __________________   _________________
Except for Share Amounts)              1999       1998      1999       1998
______________________________________________________________________________
Net revenues                       $ 10,573     $ 7,678    $ 18,385  $ 14,226

Cost of goods sold                    6,819       5,238      12,109    10,025
                                    _______     _______     ________  _______

        Gross profit                  3,754       2,440       6,276     4,201

Selling, general and admini-
   strative expenses                  2,295       1,679       4,133     3,234

Depreciation and amortization           597         527       1,116     1,035
                                    _______      ______     ________   ______
     Income (loss) from
       operations                       862         234       1,027       (68)

Other income (expense):
   Interest income                       11           9          18        17
   Interest expense                     (91)       (142)       (118)     (269)
   Other                                 (6)        115         (20)      132
                                    _______      _______      _______   ______
     Net income (loss)                  776         216         907      (188)

Preferred Stock dividends               (73)        (89)       (190)     (176)
                                    _______      _______      _______   ______
     Net income (loss) applicable
       to Common Stock            $    703      $   127     $   717    $ (364)
                                    =======      =======      =======   ======

              _____________________________________________________________

Net income (loss) per share

      Basic                       $   .04        $  .01     $   .05    $ (.03)
                                   ======         ======     ======     ======
      Fully diluted               $   .04        $  .01     $   .05    $ (.03)
                                   ======         ======     ======     ======

Number of shares and Common Stock
  equivalents used in computing net
  income (loss) per share:

     Basic                         16,570        11,965      14,483     11,836
                                   =======       =======    ========   =======

    Fully diluted                  20,254        18,006      18,175     11,836
                                   ======        ======     ========    =======


              The accompanying notes are an integral
          part of the consolidated financial statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                         Six Months Ended
                                                              June 30,
(Amounts in Thousands,                                  ___________________
Except for Share Amounts)                                1999         1998
_____________________________________________________________________________
Cash flows from operating activities:
  Net income (loss) from continuing operations        $    907     $   (188)
  Adjustments to reconcile net income (loss)
          to cash provided by operations:
  Depreciation and amortization                          1,116        1,035
  Provision for bad debt and other reserves                 12           19
  Loss on sale of plant, property and equipment              3            -
  Changes in assets and liabilities, net of
     effects from business acquisitions:
  Accounts receivable                                   (1,118)         136
  Prepaid expenses, inventories and other assets          (432)         930
  Accounts payable and accrued expenses                     84         (461)
                                                        ______        _____
     Net cash provided by continuing operations            572        1,471

Net cash used by discontinued operations                  (551)        (417)

Cash flows from investing activities:
  Purchases of property and equipment, net                (895)      (1,027)
  Proceeds from sale of plant, property and
     equipment                                              14             -
  Change in restricted cash, net                            82           (16)
  Cash used for acquisition consideration               (1,000)            -
  Net cash used for acquisition settlements             (1,616)            -
  Net cash used by discontinued operations                 (40)            -
                                                         ______        ______
     Net cash used in investing activities              (3,455)       (1,043)

Cash flows from financing activities:
  Borrowings of revolving loan and term note
     facility                                            3,279           262
  Principal repayments on long-term debt                  (134)         (113)
  Purchase of treasury stock                               (50)            -
  Proceeds from issuance of stock                           66            55
  Net cash used by discontinued operations                 (17)          (30)
                                                        _______        ______
     Net cash provided by financing activities           3,144           174

Increase (decrease) in cash and cash equivalents          (290)          185

Cash and cash equivalents at beginning of period
  including discontinued operations of $0, and
   $12, respectively                                       776           326
                                                         ______        ______
Cash and cash equivalents at end of period,
   including discontinued operations of $4,
   and $3 respectively                                 $   486        $  511
                                                        =======        ======

    ___________________________________________________________________

Supplemental disclosure:
  Interest and dividends paid                          $   422        $  351
Non cash investing and financing activities:
  Issuance of Common Stock for services                     15           218
  Issuance of stock for payment of dividends               114           183
  Long-term debt incurred for purchase of
    property and equipment                                 221           330
  Long-term debt incurred for acquisition                4,700             -
  Issuance of stock for acquisition                      3,000             -



       The accompanying notes are an integral part of these consolidated financial statements.



PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, for the six months ended June 30, 1999)

                                   Preferred Stock          Common Stock
Amounts in Thousand,             ____________________   ____________________
Except for Share Amounts)         Shares    Amount        Shares      Amount
________________________________________________________________________________
Balance at December 31, 1998     9,850     $    -       13,215,093    $    13

Net income                           -          -                -          -
Issuance of Common Stock for
  Preferred Stock dividend           -          -           85,802          -
Issuance of Common Stock in
  exchange for warrants              -          -          200,000          -
Issuance of Common stock for
  acquisition                        -          -        1,500,000          2
Issuance of stock for cash
  and services                       -          -           32,185          -
Conversion of Preferred Stock
  to Common                     (4,563)         -        6,119,135          6
Redemption of Common Stock
  to Treasury Stock                  -          -                -          -
Exercise of warrants                 -          -           62,227          -
Option Exercise                      -          -           32,000          -
Expiration of redeemable
  warrants                           -          -                -          -
                                 ______    ______       __________     ________
Balance at June 30, 1999          5,287    $    -       21,246,442     $    21
                                 ======    ======       ==========     ========

                                                                      Common
                                          Additional                   Stock
                             Redeemable    Paid-In     Accumulated    Held in
                              Warrants     Capital       Deficit      Treasury
                              ________________________________________________
                              $    140    $ 39,769     $ (22,157)    $ (1,812)

                                     -           -           717            -

                                     -         114             -            -

                                     -           -             -            -

                                     -       2,998             -            -

                                     -          37             -            -

                                     -          (6)            -            -

                                     -           -             -          (50)
                                     -          11             -            -
                                     -          33             -            -
                                  (140)        140             -            -
                               ________  _________    __________     ________
                              $      -    $ 43,096     $ (21,440)    $ (1,862)
                               ========  =========    ==========     ========




























       The accompanying notes are an integral part of these consolidated financial statements.

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1999
                           (Unaudited)


     Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 1998.

1.   Summary of Significant Accounting Policies
     __________________________________________
     Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

     The Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("SFAS No. 128") effective December 31, 1997. SFAS No. 128 requires presentation of both Basic Earnings per share ("Basic EPS") and Diluted Earnings per share ("Diluted EPS"). Basic EPS is based on the weighted average number of shares of Common Stock outstanding during the year. Diluted EPS also includes the dilutive effect of common stock equivalents or potential common shares. Potential common shares include 1,333,597 in stock options, 6,225,351 in warrants and 3,129,772 shares underlying the Convertible Preferred Stock at the minimum conversion price. Diluted loss per share for the six months ended June 30, 1998, does not include Common Stock equivalents as their effect would be anti-dilutive.

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

     The accrued environmental and closure costs related to PFM total $1,943,000 as of June 30, 1999, a decrease of $558,000 from the December 31, 1998, accrual balance. This reduction was principally a result of the specific costs related to general closure and remedial activities, including groundwater remediation, and agency and investigative activities ($222,000), and the general operating losses, including indirect labor, materials and supplies, incurred in conjunction with the above actions ($336,000). The general operating losses do not reflect management fees charged by the corporation, but does include interest expense of $144,000 for the quarter ended June 30, 1999, specifically identified to such operations, including that debt specifically incurred under the Company's revolving and term loan facility. The Company's revolving and term loan debt is recorded on a consolidated basis and therefore, the revolving and term loan debt specifically attributable to PFM is not recorded as liabilities of discontinued operations. The remaining environmental and closure liability represents the best estimate of the cost to complete the groundwater remediation at the site of approximately $892,000, the costs to complete the facility closure activities over the next five (5) to ten
(10) year period (including agency and investigative activities, and future operating losses during such closure period) totaling approximately $826,000, and the potential PRP liability of $225,000.

3.   Proposed Acquisition.
     ____________________
     On May 27, 1999, (i) Perma-Fix Environmental Services, Inc. (the "Company"), Chemical Conservation Corporation; a Florida corporation ("Chemical Florida"); Chemical Conservation of Georgia, Inc., a Georgia corporation ("Chemical Georgia"); The Thomas P. Sullivan Living Trust, dated September 6, 1978 ("TPS Trust"); The Ann L. Sullivan Living Trust, dated September 6, 1978 ("ALS Trust"); Thomas P. Sullivan, an individual ("TPS"); and Ann L. Sullivan, an individual, entered into a Stock Purchase Agreement ("Chem-Con Stock Purchase Agreement"), wherein the Company agreed to purchase all of the outstanding capital stock of Chemical Florida and Chemical Georgia from the ALS Trust pursuant to the terms of the Chem-Con Stock Purchase Agreement, and (ii) the Company, Chem-Met Services, Inc., a Michigan corporation ("Chem-Met"), the TPS Trust, the ALS Trust, TPS and ALS entered into a Stock Purchase Agreement ("Chem-Met Stock Purchase Agreement"), whereby the Company agreed to purchase all of the outstanding capital stock of Chem-Met from the TPS Trust pursuant to the terms of the Chem-Met Stock Purchase Agreement. The Chem-Con Stock Purchase Agreement and the Chem-Met Stock Purchase Agreement are collectively referred to as the "Stock Purchase Agreements." Chemical Florida and Chemical Georgia are collectively referred to as "Chem-Con." TPS and ALS are husband and wife.

     On May 27, 1999, the Stock Purchase Agreements and related transaction documents ("Documents") were executed and placed into escrow pending satisfaction of certain conditions precedent to closing. On June 1, 1999, the conditions precedent to closing of the Stock Purchase Agreement were completed, the Stock Purchase Agreements were consummated and the Documents were released from escrow.

     Under the terms of the Stock Purchase Agreements, the purchase price paid by the Company in connection with the Chem-Con/Chem-Met acquisition was $8,700,000, consisting of (i) $1,000,000 in cash paid at closing, (ii) three promissory notes ("Promissory Notes"), in the aggregate amount of $4,700,000, to be paid in equal monthly installments of principal and interest of approximately $90,000 over five years and having an interest rate of 5.5% for the first three years and 7% for the remaining two years, with payment of such Promissory Notes being guaranteed by Chem-Met under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by Chem-Met, and (iii) $3,000,000 paid in the form of 1,500,000 shares of Perma-Fix Common Stock, par value $.001 per share ("Common Stock"), paid to the ALS Trust at closing; however, if the ALS Trust owns any of such shares of Common Stock at the end of eighteen (18) months from the June 1, 1999, closing date (the "Guarantee Period") and the market value (as determined below) per share of Common Stock at the end of the Guarantee Period is less than $2.00 per share, the Company shall pay the ALS Trust, within ten (10) business days after the end of the Guarantee Period, an amount equal to the sum determined by multiplying the number of shares of Common Stock issued to the ALS Trust under the Stock Purchase Agreements that are still owned by the ALS Trust at the end of the Guarantee Period by $2.00 less the market value (as determined below) of such shares of Common Stock owned by the ALS Trust at the end of the Guarantee Period, with such amount, if any, payable by the Company to the ALS Trust, at the Company's option, in cash or in Common Stock or a combination thereof. Notwithstanding anything to the contrary, the aggregate number of shares of Common Stock issued or issuable under the Stock Purchase Agreements for any reason whatsoever shall not exceed eighteen percent (18%) of the number of issued and outstanding shares of Common Stock on the date immediately preceding the June 1, 1999, closing date. The market value of each share of Common Stock at the end of the Guarantee Period shall be determined based on the average of the closing sale price per share of Common Stock as reported on the NASDAQ SmallCap Market ("NASDAQ") for the five (5) consecutive trading days ending with the trading day immediately prior to the end of the Guarantee Period. Under the Company's loan agreement, the Company may only pay any such amount due the ALS Trust at the end of the Guarantee Period in Common Stock unless the lender agrees that the Company may satisfy all or part of such in cash.

     The cash portion of the purchase price for Chem-Con and Chem-Met was obtained through borrowing from the Company's primary lender, Congress Financial Corporation (Florida) ("Congress"), as described below. The Company anticipates that the Promissory Notes will be paid with working capital generated from operations and/or borrowing under the Company's revolving credit facility with

Congress. In connection with the closing, using funds borrowed from Congress, the Company paid an aggregate of approximately $3,843,000 to satisfy certain obligations of Chem-Met.

     The acquisition was accounted for using the purchase method effective June 1, 1999, and accordingly, the assets and liabilities as of this date are included in the accompanying consolidated financial statements. As of June 1, 1999, the Company has performed a preliminary purchase price allocation based upon information available as of this date. Accordingly, the purchase price has been preliminarily allocated to the net assets acquired and net liabilities assumed based on their estimated fair values. Included in this preliminary allocation were acquired assets of approximately $13,996,000 and assumed liabilities of approximately $14,535,000, against total consideration of $8,700,000. This preliminary allocation has resulted in goodwill and intangible permits of $2,911,000 and $6,328,000, respectively. The goodwill and intangible permits are being amortized on a straight line basis over 20 years. The preliminary purchase price allocation is subject to completing the valuation of certain assets, which have not been finalized, and may or may not result in a change to the estimated fair market values assigned. The results of the acquired businesses have been included in the consolidated financial statements since the date of acquisition. The audited combined net revenues of Chem-Con for the fiscal year ended September 30, 1998, were, in the aggregate, approximately $21.8 million.

     We accrued for the estimated closure costs, determined pursuant to RCRA guidelines, for the three regulated facilities acquired. This accrual, recorded at $218,000, represents the potential future liability to close and remediate such facilities, should such a cessation of operations ever occur. We also recognized long-term environmental accruals totaling $4,319,000. This amount represents management's best estimate of the long-term costs to remove contaminated soil and to undergo groundwater remediation activities at two of the Chem-Con acquired facilities, Valdosta, Georgia and Detroit, Michigan. Both facilities have pursued remedial activities for the last five years with additional studies forthcoming and potential groundwater restoration could extend for a period of ten years. No insurance or third party recovery was taken into account in determining our cost estimates or reserve, nor do our cost estimates or reserve reflect any discount for present value purposes.

     At the date of acquisition, we also initiated the payoff of a Small Business Administration (SBA) loan, in the full amount of $971,000. Prior to the acquisition, as required by the SBA loan agreement the previous owners had placed approximately $331,000 of restricted cash into an SBA trust account. Pursuant to the acquisition and terms of the SBA loan agreement, we placed the remaining payoff amount ($640,000) into the SBA trust account, thereby fully funding the loan repayment. The SBA loan repayment process requires various filings and notifications which take approximately sixty days, at which time funds are withdrawn from the trust account. As of June 30, 1999, such funds were reflected as restricted cash and the corresponding liability in accrued expenses. The restricted cash was withdrawn and SBA loan repaid on August 1, 1999.

     The principal businesses of Chem-Con and Chem-Met are the collection, treatment, and recycling of industrial and hazardous waste, including waste oils, water and miscellaneous solid waste. Chemical Florida operates a permitted treatment and storage facility and transfer station that also serves as the base for a private trucking fleet; Chemical Georgia treats hazardous waste and recycles solvents and Chem-Met treats and stabilizes inorganic wastes and maintains a government services division that is focused principally on the Defense Revitalization and Marketing Services market. The Company intends to continue using the Chem-Con and Chem-Met facilities for substantially the same purposes as such were being used prior to the acquisition by the Company.

     The following unaudited pro forma information presents the consolidated statement of operations of the company as if the acquisition had taken place on January 1, 1998. Chem-Con and Chem-Met were on a September 30 fiscal year-end and therefore, their results for the year ended September 30, 1998, have been consolidated with our results for the year ended December 31, 1998. Correspondingly, Chem-Con and Chem-Met's results for the six months ended March 31, 1999 and 1998, have been consolidated with our results for the six months ended June 30, 1999 (excluding the Chem-Con results for June 1999 included therein) and 1998.

                                                Six Months Ended
                                 Year Ended         June 30,
(Amounts in thousands,           December 31,   ________________
except per share amounts)           1998         1999      1998
________________________________________________________________
Net revenues                       $ 52,352    $27,036   $24,981
Net income (loss) applicable
  to Common Stock                    (1,046)        (5)       75
Net income (loss) per share            (.08)         -       .01
Weighted average number of common
  shares outstanding                 13,528     15,983    13,336

     These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and intangible permits and increased interest expense on acquisition related debt. They do not purport to be indicative of the results of operations that actually would have resulted on the date indicated, or which may result in the future.

<CAPTION
4.   Long-Term Debt
     ______________
     Long-term debt consists of the following at June 30, 1999, and
December 31, 1998 (in thousands):


                                                  June 30,
                                                   1999        December 31,
                                                (Unaudited)       1998
                                               ____________    ____________
Revolving loan facility dated January 15,
   1998, as amended May 27, 1999, collater-
   alized by eligible accounts receivable
   subject to monthly borrowing base cal-
   culation, variable interest paid
   monthly at prime rate plus 1 3/4.             $  3,642       $     97

Term loan agreement dated January 15, 1998,
   as amended May 27, 1999, payable in
   monthly principal installments of $78,
   balance due in June 2002, variable
   interest paid monthly at prime rate
   plus 1 3/4.                                      3,672          1,927

Three promissory notes dated May 27, 1999,
   payable in equal monthly installments
   of principal and interest of $90 over
   60 months, due June 2004, interest at
   5.5% for first three years and 7%
   for remaining two years.                         4,700              -

Various capital lease and promissory note
   obligations, payable 1999 to 2004,
   interest at rates ranging from 7.5% to
   13.0%.                                           1,503            990
                                                  _______        ________
                                                   13,517          3,014
Less current portion of revolving loan and
   term note facility                                 938            625
Less current portion of long-term debt              1,280            302
                                                  _______       ________
                                                  $11,299        $ 2,087
                                                  =======       ========

     On January 15, 1998, the Company, as parent and guarantor, and all direct and indirect subsidiaries of the Company, as co-borrowers and cross-guarantors, entered into a Loan and Security Agreement ("Agreement") with Congress Financial Corporation (Florida) as lender ("Congress"). The Agreement initially provided for a term loan in the amount of $2,500,000, which required principal repayments based on a four-year level principal amortization over a term of 36 months, with monthly principal payments of $52,000. Payments commenced on February 1, 1998, with a final balloon payment in the amount of approximately $573,000 due on January 14, 2001. The Agreement also provided for a revolving loan facility in the amount of $4,500,000. At any point in time the aggregate available borrowings under the facility are subject to the maximum credit availability as determined through a monthly borrowing base calculation, as updated for certain information on a weekly basis, equal to 80% of eligible accounts receivable accounts of the Company as defined in the Agreement. The termination date on the revolving loan facility was also the third anniversary of the closing date. The Company incurred approximately $230,000 in financing fees relative to the solicitation and closing of this original loan agreement (principally commitment, legal and closing fees) which are being amortized over the term of the Agreement.

     Pursuant to the Agreement, the term loan and revolving loan both bear interest at a floating rate equal to the prime rate plus 1 3/4%. The loans also contain certain closing, management and unused line fees payable throughout the term. The loans are subject to a 3.0% prepayment fee in the first year, 1.5% in the second and 1.0% in the third year of the original Agreement dated January 15, 1998.

     In connection with the acquisition of Chemical Conservation Corporation, Chemical Conservation of Georgia and Chem-Met Services, Inc. (" Chem-Con") on May 27, 1999, Congress, the Company, and the Company's subsidiaries, including Chem-Con entered into an Amendment and Joinder to Loan and Security Agreement (the "Loan Amendment") dated May 27, 1999, pursuant to which the Loan and Security Agreement ("Original Loan Agreement") among Congress, the Company and the Company's subsidiaries was amended to provide, among other things, (i) the credit line being increased from $7,000,000 to $11,000,000, with the revolving line of credit portion being determined as the maximum credit of $11,000,000, less the term loan balance, with the exact amount that can be borrowed under the revolving line of credit not to exceed eighty percent (80%) of the Net Amount of Eligible Accounts (as defined in the Original Loan Agreement) less certain reserves; (ii) the term loan portion of the Original Loan Agreement being increased from its current balance of approximately $1,600,000 to $3,750,000 and it shall be subject to a four year amortization schedule payable over three years at an interest rate of 1.75% over prime; (iii) the term of the Original Loan Agreement, as amended, will be extended for three years from the date of the acquisition, subject to earlier termination pursuant to the terms of the Original Loan Agreement, as amended; (iv) Chemical Florida, Chemical Georgia and Chem-Met being added as co-borrowers under the Original Loan Agreement, as amended; (v) the interest rate on the revolving line of credit will continue at 1.75% over prime, with a rate adjustment to 1.5% if 1999 net income applicable to Common Stock of the Company is equal to or greater than $1,500,000 for either fiscal year ended
December 31, 1999 or 2000; (vi) the monthly service fee shall increase from $1,700 to $2,000; (vii) government receivables will be limited to 20% of eligible accounts receivable; and (viii) certain obligations of Chem-Met shall be paid at closing of the acquisition of Chem-Con and Chem-Met. The Loan Amendment became effective on June 1, 1999, when the Stock Purchase Agreements were consummated. Payments under the term loan commenced on June 1, 1999, with monthly principal payments of approximately $78,000 and a final balloon payment in the amount of $938,000 on June 1, 2002. The Company incurred approximately $40,000 in additional financing fees relating to the closing of this amendment, which is being amortized over the remaining term of the agreement.

     Under the terms of the Original Loan Agreement, as amended, the Company has agreed to maintain an Adjusted Net Worth (as defined in the Original Loan Agreement) of not less than $3,000,000 throughout the term of the Original Loan Agreement, as amended.
The Company has agreed that it will not pay any dividends on any shares of capital stock of the Company, except that dividends may be paid on the Company's shares of Preferred Stock outstanding as of the date of the Loan Amendment (collectively, "Excepted Preferred Stock") under the terms of the applicable Excepted Preferred Stock and if and when declared by the Board of Directors of the Company pursuant to Delaware General Corporation Law. As security for the payment and performance of the Original Loan Agreement, as amended, the Company and its subsidiaries (including Chem-Con and Chem-Met) have granted a first security interest in all accounts receivable, inventory, general intangibles, equipment and certain of their other assets, as well as the mortgage on two facilities owned by subsidiaries of the Company, and except for certain real property owned by Chem-Met, for which a first security interest is held by the TPS Trust and the ALS Trust as security for Chem-Met's non-recourse guaranty of the payment of the Promissory Notes. All other terms and conditions of the original loan remain unchanged.

     As of June 30, 1999, borrowings under the revolving loan agreement were approximately $3,642,000, an increase of $3,545,000 over the December 31, 1998, balance of $97,000. This increase represents $2,799,000 funded pursuant to the Chem-Con acquisition on June 1, 1999, and $746,000 for general working capital needs which is typical during increased revenue periods. The balance under the Congress term loan at June 30, 1999, was $3,672,000, an increase of $1,745,000 over the December 31, 1998, balance of $1,927,000. This increase represents $2,083,000 funded pursuant to the Chem-Con acquisition on June 1, 1999, partially offset by scheduled repayments of $338,000. We funded through the revolving and term loan a total of $4,882,000 pursuant to the Chem-Con acquisition excluding legal, professional and other closing fees, of which $2,651,000 represented the repayment of certain debt obligations, $1,192,000 represented payment of certain settlement obligations and $1,000,000 of the cash consideration as paid to the former owners of Chem-Con. As of June 30, 1999, the Company's borrowing availability under the Congress credit facility, based on its then outstanding eligible accounts receivable, was approximately $3,062,000.

     Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of Chem-Con, a portion of the consideration was paid in the form of three promissory notes, in the aggregate amount of $4,700,000 payable to the former owners of the Company. The promissory notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years with the first installment due on July 1, 1999, and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The current portion of the three promissory notes total $846,000 at June 30, 1999. Payment of such promissory notes are guaranteed by Chem-Met under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by Chem-Met. See Note 3 for further discussion of the above referenced acquisition.

     As further discussed in Note 2, the long-term debt, other than revolving and term loan debt, associated with the discontinued PFM operation is excluded from the above and is recorded in the Liabilities of Discontinued Operations total. The PFM debt obligations total $11,000, all of which is current.

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

Accrued Closure Costs and Environmental Liabilities
     We maintain closure cost funds to insure the proper decommissioning of our RCRA facilities upon cessation of operations. Additionally, in the course of owning and operating on-site treatment, storage and disposal facilities, we are subject to corrective action proceedings to restore soil and/or groundwater to its original state. These activities are governed by federal, state and local regulations and we maintain the appropriate accruals for restoration. We have recorded accrued liabilities for estimated closure costs and identified environmental remediation costs. See Note 3 for discussion of the accrued closure costs and long-term environmental accruals recorded in conjunction with the Chem-Con acquisition.

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

     We have thirteen operating segments which are defined as each separate facility or location that we operate. We clearly view each facility as a separate segment and make decisions based on the activity and profitability of that particular location. These segments however, exclude the Corporate headquarters which does not generate revenue and Perma-Fix of Memphis, Inc. which is reported elsewhere as a discontinued operation. See Note 2 regarding discontinued operations.

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

     Our reportable segments are defined as follows:

     The Waste Management Services segment, which provides on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial and commercial, mixed waste, and wastewater through our seven TSD facilities; Perma-Fix Treatment Services, Inc., Perma-Fix of Dayton, Inc., Perma-Fix of Ft. Lauderdale, Inc., Perma-Fix of Florida, Inc, Chem-Met Services, Inc., Chem-Met Government Services, Chemical Conservation Corporation and Chem-Con of Georgia, Inc. We provide through Perma-Fix Inc. and Perma-Fix of New Mexico, Inc. on-site waste treatment services to convert certain types of characteristic hazardous wastes into non-hazardous waste. We also provide through Reclamation Systems, Inc. and Industrial Waste Management, Inc. the supply and management of non-hazardous and hazardous waste to be used by cement plants as a substitute fuel or raw material source and the resell of by-product materials generated at cement plants for environmental applications.

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

     The table below shows certain financial information by business segment for quarter ended June 30, 1999 and quarter ended June 30, 1998 and excludes the results of operations of the discontinued operations.

Segment Reporting Quarter Ended 06/30/99

                                    Waste                    Segment
                                   Services    Engineering    Total
                                   ________    ___________   ________

Revenue from external customers      $9,640       $993       $10,573
Intercompany revenues                 1,190         98         1,288
Interest income                          11          -            11
Interest expense                         92         23           115
Depreciation and amortization           573         20           593
Segment profit (loss)                 1,170         19         1,189
Segment assets(1)                    49,735      2,119        51,854
Expenditures for segment assets         564          2           566


                                                             Consolidated
                                     Corp(2)    Memphis(3)       Total
                                     _______    __________   ___________
                                    $     -     $    -        $ 10,573
                                          -          -           1,288
                                          -          -              11
                                        (24)         -              91
                                          4          -             597
                                       (486)         -             703
                                      1,211        498          53,563
                                         88          -             654



Segment Reporting Quarter Ended 06/30/98

                                      Waste                      Segment
                                     Services    Engineering      Total
                                     ________    ___________     ________
Revenue from external customers      $ 6,550       $1,128       $  7,678
Intercompany revenues                     75          109            184
Interest income                            9            -              9
Interest expense                         125            8            133
Depreciation and amortization            504           19            523
Segment profit (loss)                    419          108            527
Segment assets(1)                     24,104        2,410         26,514
Expenditures for segment assets          402            3            405



                                                                 Consolidated
                                      Corp(2)      Memphis(3)        Total
                                      _______      __________    ___________
                                     $     -       $      -        $  7,678
                                           -              -             184
                                           -              -               9
                                           9              -             142
                                           4              -             527
                                        (400)             -             127
                                       3,961            459          30,934
                                           -              -             405

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2) Amounts reflect the activity for corporate headquarters.

(3) Amounts reflect the activity for Perma-Fix of Memphis, Inc., which is a discontinued operation, not included in the segment information (See Note 2).

      The table below shows certain financial information by business segment for the six months ended June 30, 1999 and the six months ended June 30, 1998 and excludes the results of oeprations of the discontinued operations.

Segment Reporting Six Months Ended 06/30/99

                                     Waste                   Segment
                                    Services   Engineering    Total
                                    ________   ___________   _______
Revenue from external customers      $16,241    $2,144       $18,385
Intercompany revenues                  1,283       191         1,474
Interest income                           16         -            16
Interest expense                         133        43           176
Depreciation and amortization          1,067        40         1,107
Segment profit (loss)                  1,440        96         1,536
Segment assets(1)                     49,735     2,119        51,854
Expenditures for segment assets        1,009        15         1,024



                                                             Consolidated
                                      Corp(2)   Memphis(3)       Total
                                      _______   __________   ___________
                                     $     -    $     -        $ 18,385
                                           -          -           1,474
                                           2          -              18
                                         (58)         -             118
                                           9          -           1,116
                                        (819)         -             717
                                       1,211        498          53,563
                                          93          -           1,117



Segment Reporting Six Months Ended 06/30/98

                                    Waste                     Segment
                                   Services    Engineering     Total
                                   ________    ___________   _________
Revenue from external customers     $12,047     $2,179        $14,226
Intercompany revenues                   158        235            393
Interest income                          17          -             17
Interest expense                        225         27            252
Depreciation and amortization           986         41          1,027
Segment profit (loss)                   292         88            380
Segment assets(1)                    24,104      2,410         26,514
Expenditures for segment assets       1,353          4          1,357



                                                               Consolidated
                                     Corp(2)     Memphis(3)        Total
                                     _______     __________     ___________
                                    $     -      $      -         $ 14,226
                                          -             -              393
                                          -             -               17
                                         17             -              269
                                          8             -            1,035
                                       (744)            -             (364)
                                      3,961           459           30,934
                                          -             -            1,357

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2) Amounts reflect the activity for corporate headquarters.

(3) Amounts reflect the activity for Perma-Fix of Memphis, Inc., which is a discontinued operation, not included in the segment information (See Note 2).

7. Stock
   _____
     On April 20, 1999, the Company and RBB Bank Aktiengesellschaft ("RBB Bank") entered into an agreement to restructure the Company's Convertible Preferred Stock held by RBB Bank, which totaled approximately $9.5 million. Under the restructuring the Company and RBB Bank agreed to the following:

  1. RBB Bank converted, pursuant to existing terms of the Convertible Preferred Stock, $4.6 million of the Convertible Preferred Stock into approximately 6.1 million shares of the Company's Common Stock, which was completed in May 1999.
  2. The Company was granted the right to purchase at a stated value ($1,000 per share) $750,000 of the Convertible Preferred Stock, which was subsequently purchased on July 15, 1999.
  3. The terms of the balance of the Convertible Preferred Stock (approximately $4.2 million) was changed, as follows:
      a. Not subject to conversion for 12 months from the date of the restructuring ("Lock-Up Period");
      b. For one (1) year from the end of the Lock-Up Period, any conversion of the Convertible Preferred Stock would be subject to a minimum conversion price of $1.50 per share of Common Stock; and
      c. The Company will be granted the option to redeem the shares of the Convertible Preferred Stock at 110% of the stated value ($1,000 per share) for the first twelve months from the date of restructuring and RBB Bank may not convert such shares redeemed during such twelve month period, and thereafter the Company has the option to redeem the Convertible Preferred Stock at 120% of the stated value ($1,000 per share) of the Convertible Preferred Stock and upon notice of such redemption RBB Bank will have the right to exercise its conversion rights pursuant to the then current terms of the Convertible Preferred Stock.
  4. The Company is required to register with the Commission the Common Stock issuable upon conversion of the Convertible Preferred Stock by January 31, 2000. The Company agreed that if a registration statement covering such Common Stock is not declared effective by the Commission by January 31, 2000, the Company agrees to pay to RBB Bank a penalty in an amount equal to two percent (2%) of the product of (a) the number of shares of such Convertible Preferred Stock then outstanding times (b) $1,000, payable in cash. The Company agreed that for each month thereafter which terminates without such registration statement being declared effective by the Commission before the end of the last day thereof, the Company shall pay to RBB Bank a penalty in an amount equal to two percent (2%) of the product of (a) the number of shares of Convertible Preferred Stock then outstanding times
      (b) $1,000, payable in cash.
  5. The remaining terms of the Convertible Preferred Stock will remain unchanged.

     The restructuring was accomplished through two exchange agreements ("First Exchange Agreement" and "Second Exchange
Agreement") which are further described as follows:

First Exchange Agreement

     On July 15, 1999, the Company and RBB Bank entered into (i) an Exchange Agreement, dated July 15, 1999 ("Series 3 Exchange Agreement"), pursuant to which the 1,769 outstanding shares of Series 3 Preferred, all of which were held by RBB Bank, were exchanged for an equal number of shares of newly created Series 11 Class K Convertible Preferred Stock par value $.001 per share ("Series 11 Preferred"); (ii) an Exchange Agreement, dated July 15, 1999 ("Series 8 Exchange Agreement"), pursuant to which the outstanding shares of Series 8 Preferred, all of which were held by RBB Bank, were exchanged for an equal number of shares of newly created Series 12 Class L Convertible Preferred Stock, par value $.001 per share ("Series 12 Preferred"); and (iii) an Exchange Agreement, dated July 15, 1999 ("Series 10 Exchange Agreement"), pursuant to which the outstanding shares of Series 10 Preferred Stock, all of which were held by RBB Bank, were exchanged for an equal number of shares of newly created Series 13 Class M Convertible Preferred Stock, par value $.001 per share ("Series 13 Preferred").

     The Series 8 Preferred was redeemable by the Company (a) within four (4) years from June 9, 1997 at $1,300 per share when the average of the closing bid price of the Common Stock for ten
(10) consecutive days is in excess of $4.00 per share as quoted on the NASDAQ and (b) at $1,000 per share after four years from June 9, 1997. The Company had to provide thirty (30) days notice to the Series 8 Preferred holder prior to any date stipulated by the Company for redemption and at such time, the Series 8 Preferred holder has the option of converting the shares which are to be redeemed.

     Under the terms of the Series 12 Preferred, the Company is permitted to redeem up to 300 shares of Series 12 Preferred for $1,000 per share, or an aggregate of $300,000, provided that any such redemption must occur within 120 days of issuance of the Series 12 Preferred. On July 15, 1999, the Company redeemed 300 shares of Series 12 Preferred leaving 616 shares of Series 12 Preferred issued and outstanding.

     The Series 10 was not redeemable by the Company. Under the terms of the Series 13 Preferred, the Company is permitted to redeem up to 450 shares of Series 13 Preferred for $1,000 per share, or an aggregate of $450,000, provided that any such redemption must occur within 120 days of issuance of the Series 13 Preferred. On July 15, 1999, the Company redeemed 450 shares of Series 13 Preferred leaving 1,802 shares of Series 13 Preferred issued and outstanding.

     In addition to the different redemption terms for the Series 12 Preferred and the Series 13 Preferred described above, the Series 11 Preferred, Series 12 Preferred and Series 13 Preferred (collectively, the "Exchange Preferred") each contain provisions, described hereafter, which are different from those provisions in the Series 3 Preferred, Series 8 Preferred and Series 10 Preferred, as applicable.

     *    RBB Bank may make no conversions of the Exchange
          Preferred for 12 months from July 15, 1999.

     * Each of the Exchange Preferred has a minimum conversion price of $1.50 per share for a 24 month period from July 15, 1999.

     * For 12 months from July 15, 1999, the Company may redeem at any time and from time to time any of the Exchange Preferred held by RBB Bank at 110% of its "stated value" of $1,000 per share. Thereafter, the Company may redeem at any time and from time to time any of such Exchange Preferred at 120% of its "stated value" of $1,000 per share. After 12 months from July 15, 1999, upon any notice of redemption, RBB shall have only 5 business days to exercise its conversion rights regarding the redeemed shares. For 12 months from July 15, 1999, RBB Bank cannot elect to convert shares of Exchange Preferred even if the Company redeems such shares of Exchange Preferred.

Second Exchange Agreements

     On August 3, 1999, the Company and RBB Bank entered into (i) an Exchange Agreement, dated August 3, 1999 ("Series 11 Exchange Agreement"), pursuant to which the 1,769 outstanding shares of Series 11 Preferred, all of which were held by RBB Bank, were exchanged for an equal number of shares of newly created Series 14 Class N Convertible Preferred Stock par value $.001 per share ("Series 14 Preferred"); (ii) an Exchange Agreement, dated August 3, 1999 ("Series 12 Exchange Agreement"), pursuant to which the 616 outstanding shares of Series 12 Preferred, all of which were held by RBB Bank, were exchanged for an equal number of shares of newly created Series 15 Class O Convertible Preferred Stock, par value $.001 per share ("Series 15 Preferred"); and (iii) an Exchange Agreement, dated August 3, 1999 ("Series 13 Exchange Agreement"), pursuant to which the 1,802 outstanding shares of Series 13 Preferred Stock, all of which were held by RBB Bank, were exchanged for an equal number of shares of newly created Series 16 Class P Convertible Preferred Stock, par value $.001 per share ("Series 16 Preferred").

     The exchanges of the Series 14 Preferred, Series 15 Preferred, and Series 16 Preferred (collectively, the "Second Exchange Preferred") to RBB Bank were made in private placements under
Section 4(2) and/or Section 3(a)(9) of the Securities Act. The terms of each of the Second Exchange Preferred are substantially identical to the particular Exchange Preferred for which each was exchanged except that the July 15 dates as described above in connection with the Exchange Preferred were changed to April 20. Therefore, (i) RBB Bank may make no conversions of the Second Exchange Preferred for 12 months from April 20, 1999; (ii) each of the Second Exchange Preferred has a minimum conversion price of $1.50 per share for a 24 month period from April 20, 1999; and
(iii) for 12 months from April 20, 1999, the Company may redeem at any time and from time to time any of the Second Exchange Preferred held by RBB Bank at 110% of its "stated value" of $1,000 per share. Thereafter, the Company may redeem at any time and from time to time any of such Second Exchange Preferred at 120% of its "stated value" of $1,000 per share. After 12 months from April 20, 1999, upon any notice of redemption, RBB shall have only 5 business days to exercise its conversion rights regarding the redeemed shares. During the 12 months after April 20, 1999, RBB Bank cannot elect to convert shares of Second Exchange Preferred even if the Company redeems such shares of Second Exchange Preferred.

     During May 1999, the Company issued to RBB Bank Aktiengesellschaft ("RBB Bank"), located in Graz, Austria, 6,119,135 shares in the aggregate of the Company's Common Stock relating to conversion of certain series of the Company's Preferred Stock in accordance with the terms of such Preferred Stock, summarized as follows:

     (i) During May 1999, the Company issued to RBB Bank Aktiengesellschaft ("RBB Bank"), 3,090,563 shares of Common Stock to reflect RBB Bank's conversion on April 20, 1999, of 2,231 shares of the Company's Series 3 Class C Convertible Preferred Stock ("Series 3 Preferred") pursuant to the terms of the Series 3 Preferred. The issuance of the Common Stock was made in a private placement pursuant to an exemption from registration under Section 4(2) and/or Section 3(a)9 of the Securities Act. As of the conclusion of the described conversion, there were 1,769 shares of Series 3 Preferred remaining outstanding, all of which were held by RBB Bank.

     (ii) During May 1999, the Company issued to RBB Bank 2,057,143 shares of Common Stock to reflect RBB Bank's conversion on April 20, 1999, of 1,584 shares of the Company's Series 8 Class H Convertible Preferred Stock ("Series 8 Preferred") pursuant to the terms of the Series 8 Preferred. The issuance of the Common Stock was made in a private placement pursuant to an exemption from registration under Section 4(2) and/or Section 3(a)9 of the Securities Act. As of the conclusion of the described conversion, there were 916 shares of Series 8 Preferred remaining outstanding, all of which were held by RBB Bank.

     (iii) During May 1999, the Company issued to RBB Bank 971,429 shares of Common Stock to reflect RBB Bank's conversion on April 20, 1999, of 748 shares of the Company's Series 10 Class J Convertible Preferred Stock ("Series 10 Preferred") pursuant to the terms of the Series 10 Preferred. The issuance of the Common Stock was made in a private placement pursuant to an exemption from registration under Section 4(2) and/or Section 3(a)9 of the Securities Act. As of the conclusion of the described conversion, there were 2,252 shares of Series 10 Preferred remaining outstanding, all of which were held by RBB Bank.

     During May 1999, the Company issued certain shareholders of Chem-Con, 1,500,000 shares of the Company's Common Stock relating to the acquisition of Chem-Con. See Note 3 for further discussion of the above referenced acquisition.

             PERMA-FIX ENVIRONMENTAL SERVICES, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          PART I, ITEM 2

Forward-Looking Statements
Certain statements contained within this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than statements of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things, (i) ability to fund capital expenditures by a combination of lease financing and/or internally generated funds,
(ii) the ability to integrate the Chem-Con companies in a cost effective and efficient manner, (iii) anticipated financial performance, (iv) ability to comply with the Company's general working capital requirements, (v) ability to retain or receive certain permits or patents, (vi) ability to be able to continue to borrow under the Company's revolving line of credit, (vii) ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and the Company's facilities in Memphis, Tennessee, Valdosta, Georgia, and Detroit, Michigan, (viii) ability to remediate certain contaminated sites for projected amounts, (ix) the government's acceptance of the Company's offer regarding settlement of claims involving the WR Drum Site, and (x) all other statements which are not statements of historical fact. While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to,
(i) general economic conditions, (ii) material reduction in revenues, (iii) inability to collect in a timely manner a material amount of receivables, (iv) increased competitive pressures, (v) the ability to maintain and obtain required permits and approvals to conduct operations, (vi) the ability to develop new and existing technologies in the conduct of operations, (vii) overcapacity in the environmental industry, (viii) discovery of additional contamination or expanded contamination at a certain Dayton, Ohio, property formerly leased by the Company or the Company's facilities at Memphis, Tennessee, Valdosta, Georgia and Detroit, Michigan, which would result in a material increase in remediation expenditures, (ix) determination that PFM is the source of chlorinated compounds at the Allen Well Field, (x) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, (xi) potential increases in equipment, maintenance, operating or labor costs, (xii) management retention and development, (xiii) the requirement to use internally generated funds for purposes not presently anticipated, (xiv) inability to operate profitably, or if unable to become profitable, the inability to secure additional liquidity in the form of additional equity or debt. The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations
     The table below should be used when reviewing management's discussion and analysis for the six months ended June 30, 1999 and 1998:

                                     Three Months Ended
                                           June 30
                              ___________________________________
Consolidated                   1999       %        1998       %
____________                  ______    _____     ______    _____
Net Revenues                 $10,573    100.0     $7,678    100.0
Cost of Goods Sold             6,819     64.5      5,238     68.2
                              ______    _____     ______    _____
   Gross Profit                3,754     35.5      2,440     31.8

Selling, General &
   Administrative              2,295     21.7      1,679     21.9
Depreciation/Amortization        597      5.6        527      6.9
                              ______    _____     ______    _____
   Income (Loss) from
     Operations               $  862      8.2     $  234      3.0
                              ======    =====     ======    =====

Interest Expense              $  (91)    (0.9)    $ (142)    (1.8)
Preferred Stock Dividends        (73)    (0.7)       (89)    (1.1)


                                        Six Months Ended
                                           June 30
                              ___________________________________
                               1999       %        1998       %
                              ______    _____     ______    _____
                             $18,385    100.0    $14,226    100.0
                              12,109     65.9     10,025     70.4
                              ______    _____     ______    _____
                               6,276     34.1      4,201     29.6


                               4,133     22.5      3,234     22.7
                               1,116      6.1      1,035      7.3
                              ______    _____     ______    _____

                             $ 1,027      5.5     $  (68)     (.4)
                              ======    =====     ======    =====

                             $ (118)    (0.6)    $ (269)    (1.9)
                               (190)    (1.0)      (176)    (1.2)

Summary - Three and Six Months Ended June 30, 1999 and 1998
___________________________________________________________
     We provide services through two reportable operating segments. The Waste Management Services segment is engaged in on-and off-site treatment, storage, disposal and processing of a wide variety of by-products and industrial and hazardous wastes. This segment competes for materials and services with numerous regional and national competitors to provide comprehensive and cost-effective Waste Management Services to a wide variety of customers in the Midwest, Southeast and Southwest regions of the country. We operate and maintain facilities and businesses in the waste by-product brokerage, on-site treatment and stabilization, and off-site blending, treatment and disposal industries. Effective June 1, 1999, we acquired three additional facilities, with similar lines of business as those currently operating within this waste management services segment. The facilities acquired were Chemical Conservation Corporation, Chemical Conservation of Georgia and Chem-Met Services, Inc. (Chem-Con) which are further described in
Note 3 to Notes to Consolidated Financial Statements. Our Consulting Engineering segment provides a wide variety of environmental related consulting and engineering services to industry and government. Through our wholly-owned subsidiaries in Tulsa, Oklahoma and St. Louis, Missouri, the Consulting Engineering segment provides oversight management of environmental restoration projects, air and soil sampling, compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities.

     Consolidated net revenues increased to $10,573,000 from $7,678,000 for the quarter ended June 30, 1999, as compared to the same quarter in 1998. This increase of $2,895,000 or 37.7% is attributable to the Waste Management Services segment which experienced an increase in revenues of $3,090,000, including approximately $2,345,000 of additional revenue resulting from the Chem-Con acquisition on June 1, 1999. This waste management services increase for the quarter was partially offset by a reduction in revenue of $195,000 from the consulting engineering segment. Consolidated net revenues increased to $18,385,000 from $14,226,000 for the six month period ended June 30, 1999. This increase of $4,159,000 or 29.2% is again attributable to the waste management services segment which experienced an increase in revenues of $4,194,000, including the above reference Chem-Con revenue for the month of June 1999. We recognized revenue growth across all of the operating facilities, which were partially offset by reductions in certain of the offsite/service related operations.

     Cost of goods sold for the Company increased $1,581,000 or 30.2% for the quarter ended June 30, 1999, as compared to the quarter ended June 30, 1998. This consolidated increase in cost of goods sold reflects principally the increased operating, disposal and transportation costs, corresponding to the increased revenue of 37.7% as discussed above. The resulting gross profit for the quarter ended June 30, 1999, increased $1,314,000 to $3,754,000, which as a percentage of revenue is 35.5%, reflecting an increase over the corresponding quarter in 1998 percentage of revenue of 31.8%. Cost of goods sold also increased $2,084,000 or 20.8% for the six month period ended June 30, 1999, as compared to the six month period ended June 30, 1998. As with the quarter, this increase is a direct result of the increased revenue of 29.2%, as discussed above. The resulting gross profit for the six months of 1999 increased $2,075,000 to $6,276,000, which as a percentage of revenue is 34.1%, also reflecting an increase over the corresponding six month period of 1998 percentage of revenue of 29.6%. This increase in gross margins for the quarter and six month period ended June 30, 1999, occurred within both the waste management and consulting services segments, and reflects the improved pricing structures we have been able to achieve, along with the continued focus on cost reductions.

     Selling, general and administrative expenses increased $616,000 or 36.7% for the quarter ended June 30, 1999, as compared to the quarter ended June 30, 1998. However, as a percentage of revenue, selling, general and administrative expense decreased to 21.7% for the quarter ended June 30, 1999, compared to 21.9% for the same period in 1998. Selling, general and administrative expenses also increased for the six month period of 1999, as compared to 1998, by $899,000 or 27.8%. However, as a percentage of revenue, selling, general and administrative expense decreased to 22.5% for the six month period ended June 30, 1999, compared to 22.7% for the same period of 1998. The increase in the total selling, general, and administrative expenses is partially due to the addition of Chem-Con which contributed $339,000 of this increase, in addition to the increased expenses associated with the our additional sales and marketing efforts as we continue to refocus the business segments into new environmental markets, such as nuclear and mixed waste, and the additional administrative overhead associated with our research and development efforts. We have continued to expense in the current period all research and development costs associated with the development of various technologies which we aggressively pursued during 1999.

     Depreciation and amortization expense for the six month period ended June 30, 1999, reflects an increase of $81,000 as compared to the same period of 1998. This increase is attributable to the acquisition of Chem-Con, effective June 1, 1999, for which depreciation of $44,000 and amortization expense of $38,000 were recorded during June of 1999. This acquisition also accounted for the change in the quarter ended June 30, 1999.

     Interest expense decreased $51,000 from the quarter ended
June 30, 1999, as compared to the corresponding period of 1998, excluding discontinued operations. Interest expense also decreased by $151,000 for the six month period ending June 30, 1999, as compared to the corresponding period of 1998, excluding discontinued operations. The decrease in interest expense for both the quarter and six month periods of 1999 are a direct result of the reduced borrowing levels on the Congress Financial Corporation revolving loan and term note. During the last half of 1998, the revolving loan had been paid down to a minimal balance. However, in conjunction with the acquisition of Chem-Con, certain debt was consolidated into the Congress Financial Corporation revolving loan and term debt and additional borrowing were made to fund certain settlements and repayments in conjunction with the acquisition, which resulted in increased borrowing levels effective June 1999. See Notes 3 and 4 to Notes to Consolidated Financial Statements for additional disclosure on the Chem-Con acquisition and Congress Financial Corporation debt. Interest expense for discontinued operations was $144,000 for the six month period ended June 30, 1999, specifically identified to such operations, including that debt specifically incurred under the Company's revolving note and term loan facility. See Note 2 to Notes to Consolidated Financial Statements regarding discontinued operations.

     Preferred Stock dividends increased $14,000 for the six month period ended June 30, 1999, as compared to the corresponding period of 1998. This increase is due to the issuance and subsequent dividends of the Series 10 Class J Convertible Preferred Stock which were issued in June of 1998. However, for the quarter ended June 30, 1999, Preferred Stock dividends decreased by $16,000 to

$73,000, as compared to $89,000 for the quarter ended June 30, 1998. This decrease in the second quarter of 1999 is a result of the conversion of $4,563,000 of the Convertible Preferred Stock into Common Stock on April 20, 1999, of the total of $9,850,000 outstanding prior to such conversion.

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

Liquidity and Capital Resources of the Company
     At June 30, 1999, the Company had cash and cash equivalents of $486,000, including $4,000 from discontinued operations. This cash and cash equivalents total reflects a decrease of $290,000 from December 31, 1998, as a result of net cash provided by continuing operations of $572,000, offset by cash used by discontinued operation of $551,000, cash used in investing activities of $3,455,000 (principally purchases of equipment, net totaling $895,000 and the net cash used to fund the acquisition totaling $2,616,000) and cash provided by financing activities of $3,144,000 (principally additional borrowing under the revolving loan and term note facility pursuant to the acquisition). Accounts receivable, net of allowances for doubtful accounts, totaled $11,133,000, an increase of $5,183,000 over the December 31, 1998, balance of $5,950,000. This increase in accounts receivable represents the addition of the Chem-Con receivables as acquired effective June 1, 1999, in the amount of $4,146,000 and the increase of $1,037,000 resulting from the increased revenues during the second quarter of 1999.

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

     In connection with the acquisition of Chemical Conservation Corporation, Chemical Conservation of Georgia and Chem-Met Services, Inc. (" Chem-Con") on May 27, 1999, Congress, the Company, and the Company's subsidiaries, including Chem-Con entered into an Amendment and Joinder to Loan and Security Agreement (the "Loan Amendment") dated May 27, 1999, pursuant to which the Loan and Security Agreement ("Original Loan Agreement") among Congress, the Company and the Company's subsidiaries was amended to provide, among other things, (i) the credit line being increased from

$7,000,000 to $11,000,000, with the revolving line of credit portion being determined as the maximum credit of $11,000,000, less the term loan balance, with the exact amount that can be borrowed under the revolving line of credit not to exceed eighty percent (80%) of the Net Amount of Eligible Accounts (as defined in the Original Loan Agreement) less certain reserves; (ii) the term loan portion of the Original Loan Agreement being increased from its current balance of approximately $1,600,000 to $3,750,000 and it shall be subject to a four year amortization schedule payable over three years at an interest rate of 1.75% over prime; (iii) the term of the Original Loan Agreement, as amended, will be extended for three years from the date of the acquisition, subject to earlier termination pursuant to the terms of the Original Loan Agreement, as amended; (iv) Chemical Florida, Chemical Georgia and Chem-Met being added as co-borrowers under the Original Loan Agreement, as amended; (v) the interest rate on the revolving line of credit will continue at 1.75% over prime, with a rate adjustment to 1.5% if 1999 net income applicable to Common Stock of the Company is equal to or greater than $1,500,000 for either fiscal year ended December 31, 1999 or 2000; (vi) the monthly service fee shall increase from $1,700 to $2,000; (vii) government receivables will be limited to 20% of eligible accounts receivable; and (viii) certain obligations of Chem-Met shall be paid at closing of the acquisition of Chem-Con and Chem-Met. The Loan Amendment became effective on
June 1, 1999, when the Stock Purchase Agreements were consummated. Payments under the term loan commenced on June 1, 1999, with monthly principal payments of approximately $78,000 and a final balloon payment in the amount of $938,000 on June 1, 2002. The Company incurred approximately $40,000 in additional financing fees relating to the closing of this amendment, which is being amortized over the remaining term of the agreement.

     As of June 30, 1999, borrowings under the revolving loan agreement were approximately $3,642,000, an increase of $3,545,000 over the December 31, 1998, balance of $97,000. This increase represents $2,799,000 funded pursuant to the Chem-Con acquisition on June 1, 1999, and $746,000 for general working capital needs which is typical during increased revenue periods. The balance under the Congress term loan at June 30, 1999, was $3,672,000, an increase of $1,745,000 over the December 31, 1998, balance of $1,927,000. This increase represents $2,083,000 funded pursuant to the Chem-Con acquisition on June 1, 1999, partially offset by scheduled repayments of $338,000. We funded through the revolving and term loan a total of $4,882,000 pursuant to the Chem-Con acquisition excluding legal, professional and other closing fees, of which $2,651,000 represented the repayment of certain debt obligations, $1,192,000 represented payment of certain settlement obligations and $1,000,000 of the cash consideration as paid to the former owners of Chem-Con. As of June 30, 1999, the Company's borrowing availability under the Congress credit facility, based on its then outstanding eligible accounts receivable, was approximately $3,062,000.

     Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of Chem-Con, a portion of the consideration was paid in the form of three promissory notes, in the aggregate amount of $4,700,000 payable to the former owners of the Company. The promissory notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years with the first installment due on July 1, 1999. The three promissory notes have an interest rate of 5.5% for the first three years and 7% for the remaining two years. Payment of such promissory notes are guaranteed by Chem-Met under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by Chem-Met. See Note 3 for further discussion of the above referenced acquisition.

     At June 30, 1999, we had $13,517,000 in aggregate principal amounts of outstanding debt, related to continuing operations, as compared to $3,014,000 at December 31, 1998. This increase in outstanding debt of $10,503,000 reflects the net borrowings on the Congress Financial Corporation revolving loan and term note facility of $5,290,000 principally related to the Chem-Con acquisition as discussed above, $4,700,000 in the form of three new promissory notes in payment of a portion of the consideration for the Chem-Con acquisition as discussed above, approximately $425,000 in various capital lease obligations assumed in conjunction with the acquisition of Chem-Con and $221,000 of debt related to new capital equipment at several of our existing facilities. As of June 30, 1999, we had $11,000 in aggregate principal amounts of outstanding debt related to PFM discontinued operations, all of which is classified as current.

     Our net purchases of new capital equipment for continuing operations for the three and six month period ended June 30, 1999, totaled approximately $654,000 and $1,117,000, respectively, of which $89,000 and $132,000, respectively, was financed. We have budgeted capital expenditures of $2,500,000 for 1999 related to the original Perma-Fix locations, which includes completion of certain current projects, as well as other identified capital and permit compliance purchases. We have not completed as of yet a capital asset budget for the Chem-Con facilities for the reminder of 1999. However, we do not foresee significant capital asset requirements in the short term. We anticipate funding the remainder of these capital expenditures by a combination of lease financing with lenders other than the equipment financing arrangement discussed above, and/or internally generated funds.

     Our working capital position at June 30, 1999, was a deficit of $1,035,000, as compared to capital of $372,000 at December 31, 1998, which reflects a decrease in this position of $1,407,000 during this first six months of 1999. This reduced working capital position is principally a result of the impact of the Chem-Con acquisition. The consideration was paid in the form of cash, notes and debt, with the cash portion being $1,000,000, a portion of which came from current cash and a portion funded through the Congress long term revolving loan. The Congress term loan was also increased by $2,083,000 pursuant to this acquisition, which resulted in an increase of $313,000 in the current portion of the term loan debt. Additionally, as of June 30, 1999, the acquired Chem-Con companies had a deficit working capital position of approximately $360,000. See Note 3 to Notes to Consolidated Financial Statements for further discussion on this acquisition.

     On April 20, 1999, the Company and RBB Bank Aktiengesellschaft ("RBB Bank") entered into an agreement to restructure the Company's Convertible Preferred Stock held by RBB Bank, which totaled approximately $9.5 million. The restructuring was accomplished through two exchange agreements ("First Exchange Agreement" and "Second Exchange Agreement") which are further described in Note 7 to Notes to Consolidated Financial Statements and in "Part II-Item
5. Other Information".  Under the restructuring the Company and RBB
Bank :

     1. RBB Bank converted, pursuant to existing terms of the Convertible Preferred Stock, $4.6 million of the Convertible Preferred Stock into approximately 6.1 million shares of the Company's Common Stock, which was completed in May 1999.
     2. The Company was granted the right to purchase at a stated value ($1,000 per share) $750,000 of the Convertible Preferred Stock, which was subsequently purchased on July 15, 1999.
     3. The terms of the balance of the Convertible Preferred Stock (approximately $4.2 million) was changed, as follows:
          a. Not subject to conversion for 12 months from the date of the restructuring ("Lock-Up Period");
          b. For one (1) year from the end of the Lock-Up Period, any conversion of the Convertible Preferred Stock would be subject to a minimum conversion price of $1.50 per share of Common Stock; and
          c. The Company will be granted the option to redeem the shares of the Convertible preferred stock at 110% of the stated value ($1,000 per share) for the first twelve months from the date of restructuring and RBB Bank may not convert such shares redeemed during such twelve month period, and thereafter the Company has the option to redeem the Convertible Preferred Stock at 120% of the stated value ($1,000 per share) of the Convertible preferred stock and upon notice of such redemption RBB Bank will have the right to exercise its conversion rights pursuant to the then current terms of the Convertible Preferred Stock.

     4. The Company is required to register with the Commission the Common Stock issuable upon conversion of the Convertible Preferred Stock by January 31, 2000. The Company agreed that if a registration statement covering such Common Stock is not declared effective by the Commission by January 31, 2000, the Company agrees to pay to RBB Bank a penalty in an amount equal to two percent (2%) of the product of (a) the number of shares of such Convertible Preferred Stock then outstanding times (b) $1,000, payable in cash. The Company agreed that for each month thereafter which terminates without such registration statement being declared effective by the Commission before the end of the last day thereof, the Company shall pay to RBB Bank a penalty in an amount equal to two percent (2%) of the product of (a) the number of shares of Convertible Preferred Stock then outstanding times (b) $1,000, payable in cash.

     5. The remaining terms of the Convertible Preferred Stock will remain unchanged.

     The Company financed the redemption of $750,000 of Convertible Preferred Stock through borrowings under its revolving credit facility. See "Part II-Item 5. Other Information".

     As discussed above, on June 1, 1999, the Company purchased all of the outstanding stock of Chem-Con and paid $8.7 million, as follows: (i) $1 million in cash, (ii) five (5) year promissory notes totaling the original principal amount of $4.7 million, bearing an annual rate of interest of 5.5% for the first three years and 7% for the last two years, with principal and accrued interest payable in monthly installments of approximately $90,000 each, and (iii) $3 million payable in the form of 1.5 million shares of the Company's Common Stock based on each share having an agreed value of $2.00. If the average of the closing price of the Company's Common Stock as quoted on the NASDAQ for the five (5) trading days immediately preceding the date eighteen (18) months after June 1, 1999 ("Valuation Date") is less than $2.00 per share, the Company is to pay in cash or Common Stock or a combination thereof, at the Company's option, the difference between $3 million and the value of the 1.5 million shares of Common Stock based on the five (5) trading day average as quoted on the NASDAQ immediately preceding the Valuation Date. Under the Company's loan agreement, the Company may pay such amount, if any, only in Common Stock unless the lender agrees that the Company may satisfy such in whole or in part in cash. However, the Company is not to issue in connection with the acquisition of Chem-Con more than 18% of the outstanding shares of Common Stock at the closing of the acquisition of Chem-Con.

     The Company funded the cash portion of the purchase price for Chem-Con through borrowings under its revolving credit facility as discussed above and will fund the payment of the promissary notes issued as a part of the purchase price by borrowings under its revolving credit facility and/or working capital generated from operations.

     In addition, the Company arranged with its lenders to include within its revolving credit facility Chem-Con and, as a result, increased its credit facility from approximately $7 million to approximately $11 million, and used the expanded credit facility
(a) to pay certain claims against Chem-Con totaling approximately $1,192,000 million and (b) to replace approximately $2,651,000 million of Chem-Con existing credit facilities.

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

     During January 1998, PFM was notified by the EPA that it believed that PFM was a PRP regarding the remediation of a site owned and operated by W.R. Drum, Inc. ("WR Drum") in Memphis, Tennessee (the "Drum Site"), as further discussed in Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. During the third quarter of 1998, the government agreed to PFM's offer to pay $225,000 ($150,000 payable at closing and the balance payable over a twelve month period) to settle any potential liability regarding this Drum Site. During January 1999, the Company executed a "Partial Consent Decree" pursuant to this settlement, which settlement is subject to approval of the court. It is anticipated that the settlement will be approved and the initial payment of $150,000 will be made during the third quarter of 1999. However, there are no assurances that the settlement will be approved by the court.

     In addition to budgeted capital expenditures of $2,500,000 for 1999 at the TSD facilities, which are necessary to maintain permit compliance and improve operations, as discussed above in this Management's Discussion and Analysis, we have also budgeted for 1999 an additional $437,000 in environmental expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at two locations. The two locations where these expenditures will be made are a parcel of property leased by a predecessor to PFD in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, and PFM's facility in Memphis, Tennessee. We have estimated the expenditures for 1999 to be approximately $222,000 at the EPS site and $215,000 at the PFM location of which $39,000 and $88,000 were spent during the first six months of 1999, respectively. Additional funds will be required for the next five to ten years to properly investigate and remediate these sites. We expect to fund these expenses to remediate these two sites from funds generated internally, however, no assurances can be made that we will be able to do so.

     We also recognized long-term environmental accruals totaling $4,319,000 related to the Chem-Con facilities acquired effective June 1, 1999, of which we anticipate spending approximately $432,000 over the next twelve months. This amount represents management's best estimate of the long-term costs to remove contaminated soil and to undergo groundwater remediation activities at two of the Chem-Con acquired facilities, Valdosta, Georgia and Detroit, Michigan. Both facilities have pursued remedial activities for the last five years with additional studies forthcoming and potential groundwater restoration could extend for a period of ten years. No insurance or third party recovery was taken into account in determining our cost estimates or reserve, nor do our cost estimates or reserve reflect any discount for present value purposes.

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

Item 2.   Changes in Securities and Use of Proceeds
          _________________________________________

     (c) During the quarter ended June 30, 1999, the Company sold or entered into an agreement to sell, equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), other than as previously reported, as such term is defined under Rule 12b-2 of the Exchange Act of 1934, as amended (the "Exchange Act"), as follows:

     (i) During May 1999, the Company issued to RBB Bank Aktiengesellschaft ("RBB Bank"), 3,090,563 shares of Common Stock to reflect RBB Bank's conversion on April 20, 1999, of 2,231 shares of the Company's Series 3 Class C Convertible Preferred Stock ("Series 3 Preferred") pursuant to the terms of the Series 3 Preferred. The issuance of the Common Stock was made in a private placement pursuant to an exemption from registration under Section 4(2) and/or Section 3(a)9 of the Securities Act. As of the conclusion of the described conversion, there were 1,769 shares of Series 3 Preferred remaining outstanding, all of which were held by RBB Bank.

     (ii) During May 1999, the Company issued to RBB Bank 2,057,143 shares of Common Stock to reflect RBB Bank's conversion on April 20, 1999, of 1,584 shares of the Company's Series 8 Class H Convertible Preferred Stock ("Series 8 Preferred") pursuant to the terms of the Series 8 Preferred. The issuance of the Common Stock was made in a private placement pursuant to an exemption from registration under Section 4(2) and/or Section 3(a)9 of the Securities Act. As of the conclusion of the described conversion, there were 916 shares of Series 8 Preferred remaining outstanding, all of which were held by RBB Bank.

     (iii) During May 1999, the Company issued to RBB Bank 971,429 shares of Common Stock to reflect RBB Bank's conversion on April 20, 1999, of 748 shares of the Company's Series 10 Class J Convertible Preferred Stock ("Series 10 Preferred") pursuant to the terms of the Series 10 Preferred. The issuance of the Common Stock was made in a private placement pursuant to an exemption from registration under Section 4(2) and/or Section 3(a)9 of the Securities Act. As of the conclusion of the described conversion, there were 2,252 shares of Series 10 Preferred remaining outstanding, all of which were held by RBB Bank.

     (iv) On or about April 29, 1999, Jeffery M. Canouse, James P. Canouse, and John C. Canouse (collectively, the "Canouses") purchased 14,887, 20,020, and 12,320 shares of Common Stock, respectively, or an aggregate of 47,227 shares of Common Stock. These shares were purchased on a cashless basis pursuant to the terms, as amended, of a certain warrant ("Carey Warrant") by the Canouses tendering certain portions of the "in the money" Carey Warrant as consideration for the exercise of other portions of the Carey Warrant. The Carey Warrant had been originally issued to J.P. Carey Enterprises, Inc., a provider of investment banking services to the Company ("Carey"), allowing the purchase of 195,000 shares of Common Stock for $0.73 per share and which was partially assigned on January 5, 1998, to the Canouses, shareholders of Carey, allowing each of them to purchase up to 39,000 shares of Common Stock thereunder. The issuance to Carey was described in a Form D which was filed with the Securities and Exchange Commission ("SEC") under Rule 506 on August 3, 1996. The shares of Common Stock were issued to Canouses in a private placement under Section

4(2) of the Act as the Canouses had access to the same kind of information which would be included in a registration statement and is a highly sophisticated investor. The shares issued to Canouses are restricted shares which were issued with a restrictive legend, however, such shares are covered by an effective registration statement on Form S-3, No. 333-14513 ("1996 Registration Statement"), filed with the SEC, effective November 13, 1996, registering for re-offer or resale from time to time certain shares of Common Stock including the 195,000 shares of Common Stock, to be issued from time to time upon exercise of the Carey Warrant. On January 29, 1998, a Third Supplement ("Third Supplement") to the Prospectus dated November 13, 1996, contained within the 1996 Registration Statement ("Prospectus") was filed with the SEC, which Third Supplement described, among other things, the assignment of a portion of the Carey Warrant to Canouse. The Third Supplement also served to supplement and amend the Selling Security Holders table in the Prospectus by, among other things, (i) adding Canouse as a Selling Shareholder; and (ii) adjusting the offering information applicable to Carey, to account for the assignment by Carey of the Carey Warrant. On June 4, 1999, a Fourth Supplement ("Fourth Supplement") to the Prospectus was filed with the SEC, which Fourth Supplement described, among other things, the amendment of the Carey Warrant to allow the holders thereof to exercise such warrants on a cashless basis. The Fourth Supplement also served to supplement and amend the Selling Security Holders table in the Prospectus by, among other things, adjusting the offering information applicable to the Canouses as Selling Shareholders to account for their exercises of the Carey Warrant.

     (v) On or about May 4, 1999, pursuant to the terms of a certain Consulting Agreement ("Consulting Agreement") entered into effective as of January 1, 1998, the Company issued 4,000 shares of Common Stock in payment of accrued fees of $3,000 to Alfred C. Warrington IV, an outside, independent consultant to the Company, as consideration for certain consulting services rendered to the Company by Warrington from January through March 1999. The issuance of Common Stock pursuant to the Consulting Agreement was a private placement under Section 4(2) of the Act and/or Rule 506 of Regulation D as promulgated under the Act. The Consulting Agreement provides that Warrington will be paid $1,000 per month of service to the Company, payable, at the option of Warrington (i) all in cash, (ii) sixty-five percent in shares of Common Stock and thirty-five percent in cash, or (iii) all in Common Stock. If Warrington elects to receive part or all of his compensation in Common Stock, such will be valued at seventy- five percent of its "Fair Market Value" (as defined in the Consulting Agreement). Warrington elected to receive all of his accrued compensation from January 1999 through the end of March 1999 in Common Stock. Warrington represented and warranted in the Consulting Agreement, inter alia, as follows: (i) the Common Stock is being acquired for Warrington's own account, and not on behalf of any other persons;
(ii) Warrington is acquiring the Common Stock to hold for investment, and not with a view to the resale or distribution of all or any part of the Common Stock; (iii) Warrington will not sell or otherwise transfer the Common Stock in the absence of an effective registration statement under the Act, or an opinion of counsel satisfactory to the Company, that the transfer can be made without violating the registration provisions of the Act and the rules and regulations promulgated thereunder; (iv) Warrington is an "accredited investor" as defined in Rule 501 of Regulation D as promulgated under the Act; (v) Warrington has such knowledge, sophistication and experience in financial and business matters that he is capable of evaluating the merits and risks of the acquisition of the Common Stock; (vi) Warrington fully understands the nature, scope and duration of the limitations on transfer of the Common Stock as contained in the Consulting Agreement, (vii) Warrington understands that a restrictive legend as to transferability will be placed upon the certificates for any of the shares of Common Stock received by Warrington under the Consulting Agreement and that stop transfer instructions will be given to the Company's transfer agent regarding such certificates.

Item 5.  Other Information
         _________________

First Exchange Agreements

     On July 15, 1999, the Company and RBB Bank entered into (i) an Exchange Agreement, dated July 15, 1999 ("Series 3 Exchange
Agreement"), pursuant to which the 1,769 outstanding shares of

Series 3 Preferred, all of which were held by RBB Bank, were exchanged for an equal number of shares of newly created Series 11 Class K Convertible Preferred Stock par value $.001 per share ("Series 11 Preferred"); (ii) an Exchange Agreement, dated July 15, 1999 ("Series 8 Exchange Agreement"), pursuant to which the outstanding shares of Series 8 Preferred, all of which were held by RBB Bank, were exchanged for an equal number of shares of newly created Series 12 Class L Convertible Preferred Stock, par value $.001 per share ("Series 12 Preferred"); and (iii) an Exchange Agreement, dated July 15, 1999 ("Series 10 Exchange Agreement"), pursuant to which the outstanding shares of Series 10 Preferred Stock, all of which were held by RBB Bank, were exchanged for an equal number of shares of newly created Series 13 Class M Convertible Preferred Stock, par value $.001 per share ("Series 13 Preferred").

     The sales of the Series 11 Preferred, Series 12 Preferred, and Series 13 Preferred to RBB Bank were made in private placements under Section 4(2) and/or Section 3(a)(9) of the Securities Act. The terms of the newly issued securities are substantially the same as the series for which each was exchanged with the exception of certain differences as described hereafter.

Redemption Terms of Series 8 Preferred and Series 12 Preferred

     The Series 8 Preferred was redeemable by the Company (a) within four (4) years from June 9, 1997 at $1,300 per share when the average of the closing bid price of the Common Stock for ten
(10) consecutive days is in excess of $4.00 per share as quoted on the NASDAQ and (b) at $1,000 per share after four years from June 9, 1997. The Company had to provide thirty (30) days notice to the Series 8 Preferred holder prior to any date stipulated by the Company for redemption and at such time, the Series 8 Preferred holder has the option of converting the shares which are to be redeemed.

     Under the terms of the Series 12 Preferred, the Company is permitted to redeem up to 300 shares of Series 12 Preferred for $1,000 per share, or an aggregate of $300,000, provided that any such redemption must occur within 120 days of issuance of the Series 12 Preferred. On July 15, 1999, the Company redeemed 300 shares of Series 12 Preferred leaving 616 shares of Series 12 Preferred issued and outstanding.

Redemption Terms of Series 10 Preferred and Series 13 Preferred

     The Series 10 was not redeemable by the Company. Under the terms of the Series 13 Preferred, the Company is permitted to redeem up to 450 shares of Series 13 Preferred for $1,000 per share, or an aggregate of $450,000, provided that any such redemption must occur within 120 days of issuance of the Series 13 Preferred. On July 15, 1999, the Company redeemed 450 shares of Series 13 Preferred leaving 1,802 shares of Series 13 Preferred issued and outstanding.

Other Differences

     In addition to the different redemption terms for the Series 12 Preferred and the Series 13 Preferred described above, the Series 11 Preferred, Series 12 Preferred and Series 13 Preferred (collectively, the "Exchange Preferred") each contain provisions, described hereafter, which are different from those provisions in the Series 3 Preferred, Series 8 Preferred and Series 10 Preferred, as applicable.

     *    RBB Bank may make no conversions of the Exchange
          Preferred for 12 months from July 15, 1999.

     * Each of the Exchange Preferred has a minimum conversion price of $1.50 per share for a 24 month period from July 15, 1999.

     * For 12 months from July 15, 1999, the Company may redeem at any time and from time to time any of the Exchange Preferred held by RBB Bank at 110% of its "stated value" of $1,000 per share. Thereafter, the Company may redeem at any time and from time to time any of such Exchange Preferred at 120% of its "stated value" of $1,000 per share. After 12 months from July 15, 1999, upon any notice of redemption, RBB shall have only 5 business days to exercise its conversion rights regarding the redeemed shares. For 12 months from July 15, 1999, RBB Bank cannot elect to convert shares of Exchange Preferred even if the Company redeems such shares of Exchange Preferred.

Second Exchange Agreements

     On August 3, 1999, the Company and RBB Bank entered into
(i) an Exchange Agreement, dated August 3, 1999 ("Series 11 Exchange Agreement"), pursuant to which the 1,769 outstanding shares of Series 11 Preferred, all of which were held by RBB Bank, were exchanged for an equal number of shares of newly created Series 14 Class N Convertible Preferred Stock par value $.001 per share ("Series 14 Preferred"); (ii) an Exchange Agreement, dated August 3, 1999 ("Series 12 Exchange Agreement"), pursuant to which the 616 outstanding shares of Series 12 Preferred, all of which were held by RBB Bank, were exchanged for an equal number of shares of newly created Series 15 Class O Convertible Preferred Stock, par value $.001 per share ("Series 15 Preferred"); and (iii) an Exchange Agreement, dated August 3, 1999 ("Series 13 Exchange Agreement"), pursuant to which the 1,802 outstanding shares of Series 13 Preferred Stock, all of which were held by RBB Bank, were exchanged for an equal number of shares of newly created Series 16 Class P Convertible Preferred Stock, par value $.001 per share ("Series 16 Preferred").

     The sales of the Series 14 Preferred, Series 15 Preferred, and Series 16 Preferred (collectively, the "Second Exchange Preferred") to RBB Bank were made in private placements under Section 4(2) and/or Section 3(a)(9) of the Securities Act. The terms of each of the Second Exchange Preferred are substantially identical to the particular Exchange Preferred for which each was exchanged except that the July 15 dates as described above in connection with the Exchange Preferred were changed to April 20 and certain registration rights were granted regarding the shares of Common Stock issuable under the Second Exchange Preferred. Therefore, (i) RBB Bank may make no conversions of the Second Exchange Preferred for 12 months from April 20, 1999; (ii) each of the Second Exchange Preferred has a minimum conversion price of $1.50 per share for a 24 month period from April 20, 1999; (iii) for 12 months from April 20, 1999, the Company may redeem at any time and from time to time any of the Second Exchange Preferred held by RBB Bank at 110% of its "stated value" of $1,000 per share; and (iv) if the Company does not register with the Commission the Common Stock issuable upon conversion of the Convertible Preferred Stock by January 31, 2000, the Company agrees to pay to RBB Bank a penalty in an amount equal to two percent (2%) of the product of (a) the number of shares of such Convertible Preferred Stock then outstanding times
(b) $1,000, payable in cash. The Company further agreed that for each month thereafter which terminates without such registration statement being declared effective by the Commission before the end of the last day thereof, the Company shall pay to RBB Bank a penalty in an amount equal to two percent (2%) of the product of
(a) the number of shares of Convertible Preferred Stock then outstanding times (b) $1,000, payable in cash. After 12 months from April 20, 1999, the Company may redeem at any time and from time to time any of such Second Exchange Preferred at 120% of its "stated value" of $1,000 per and, upon any notice of redemption, RBB shall have only 5 business days to exercise its conversion rights regarding the redeemed shares. During the 12 months after April 20, 1999, RBB Bank cannot elect to convert shares of Second Exchange Preferred even if the Company redeems such shares of Second Exchange Preferred.

     As of the date of this report, RBB Bank holds 6,891,427 shares of Common Stock of, or approximately 33.8% of the outstanding shares of Common Stock.

Stockholder Proposals

The Company's 1998 Annual Meeting of Stockholders took place on
May 20, 1998, however, the Company anticipates that its 1999 Annual Meeting of Stockholders will occur on November 4, 1999. Pursuant to Rule 14a-5(f) as promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), stockholder proposals submitted to the Company pursuant to Rule 14a-8 under the Exchange Act, for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Stockholders must be received by the Company a reasonable time before the Company begins to print and mail its proxy materials. Any stockholder proposal submitted with respect to the Company's 1999 Annual Meeting of Stockholders which proposal is received by the Company after such time will be considered untimely for purposes of Rule 14a-4 and 14a-5 under the Exchange Act and the Company may vote against such proposal using its discretionary voting authority as authorized by proxy.

Item 6.   Exhibits and Reports on Form 8-K
          ________________________________

     (a)  Exhibits
          ________

     3(i) Restated Certificate of Incorporation, as amended, and all Certificates of Designations.

     4.1 Exchange Agreement exchanging 1,769 shares of Series 3 Class C Convertible Preferred Stock, Par Value $.001 per share of Perma-Fix Environmental Services, Inc. for 1,769 shares of Series 11 Class K Convertible Preferred Stock, Par Value $.001 per share of Perma-Fix Environmental Services, Inc. dated July 15, 1999, between the Company and RBB Bank Aktiengesellschaft.

     4.2 Exchange Agreement exchanging 916 shares of Series 8 Class H Convertible Preferred Stock, Par Value $.001 per share of Perma-Fix Environmental Services, Inc. for 916 shares of Series 12 Class L Convertible Preferred Stock, Par Value $.001 per share of Perma-Fix Environmental Services, Inc. dated July 15, 1999, between the Company and RBB Bank Aktiengesellschaft.

     4.3 Exchange Agreement exchanging 2,252 shares of Series 10 Class J Convertible Preferred Stock, Par Value $.001 per share of Perma-Fix Environmental Services, Inc. for 2,252 shares of Series 13 Class Convertible Preferred Stock, Par Value $.001 per share of Perma-Fix Environmental Services, Inc. dated July 15, 1999, between the Company and RBB Bank Aktiengesellschaft.

     4.4  Certificate of Designations of Series 11 Class K
          Convertible Preferred Stock, dated July 15, 1999, as contained in Exhibit 3(i) herein.

     4.5  Specimen copy of Certificate relating to the Series 11
          Class K Convertible Preferred Stock.

     4.6  Certificate of Designations of Series 12 Class L
          Convertible Preferred Stock, dated July 15, 1999, as contained in Exhibit 3(i) herein.

     4.7  Specimen copy of Certificate relating to the Series 12
          Class L Convertible Preferred Stock.

     4.8  Certificate of Designations of Series 13 Class M
          Convertible Preferred Stock, dated July 15, 1999, as contained in Exhibit 3(i) herein.

     4.9  Specimen copy of Certificate relating to the Series 13
          Class M Convertible Preferred Stock.

     4.10 Exchange Agreement exchanging 1,769 shares of Series 11 Class K Convertible Preferred Stock, Par Value $.001 per share of Perma-Fix Environmental Services, Inc. for 1,769 shares of Series 14 Class N Convertible Preferred Stock, Par Value $.001 per share of Perma-Fix Environmental Services, Inc. dated August 3, 1999, between the Company and RBB Bank Aktiengesellschaft.

     4.11 Exchange Agreement exchanging 616 shares of Series 12 Class L Convertible Preferred Stock, Par Value $.001 per share of Perma-Fix Environmental Services, Inc. for 616 shares of Series 15 Class O Convertible Preferred Stock, Par Value $.001 per share of Perma-Fix Environmental Services, Inc. dated August 3, 1999, between the Company and RBB Bank Aktiengesellschaft.

     4.12 Exchange Agreement exchanging 1,802 shares of Series 13 Class M Convertible Preferred Stock, Par Value $.001 per share of Perma-Fix Environmental Services, Inc. for 1,802 shares of Series 16 Class P Convertible Preferred Stock, Par Value $.001 per share of Perma-Fix Environmental Services, Inc. dated August 3, 1999, between the Company and RBB Bank Aktiengesellschaft.

     4.13 Certificate of Designations of Series 14 Class N
          Convertible Preferred Stock, dated August 10, 1999, as contained in Exhibit 3(i) herein.

     4.14 Specimen copy of Certificate relating to the Series 14
          Class N Convertible Preferred Stock.

     4.15 Certificate of Designations of Series 15 Class O
          Convertible Preferred Stock, dated August 10, 1999, as contained in Exhibit 3(i) herein.

     4.16 Specimen copy of Certificate relating to the Series 15
          Class O Convertible Preferred Stock.

     4.17 Certificate of Designations of Series 16 Class P
          Convertible Preferred Stock, dated August 10, 1999, as contained in Exhibit 3(i) herein.

     4.18 Specimen copy of Certificate relating to the Series 16
          Class P Convertible Preferred Stock.

     27   Financial Data Sheet

     (b)  Reports on Form 8-K
          ___________________

     A current report on Form 8-K (Item 5 - Other Events), dated June 1, 1999, was filed by the Company reporting (i) the Company's entry into a Stock Purchase Agreement ("Chem-Con Stock Purchase Agreement") with Chemical Conservation Corporation; a Florida corporation ("Chemical Florida"); Chemical Conservation of Georgia, Inc., a Georgia corporation ("Chemical Georgia"); The Thomas P. Sullivan Living Trust, dated September 6, 1978 ("TPS Trust"); The Ann L. Sullivan Living Trust, dated September 6, 1978 ("ALS Trust"); Thomas P. Sullivan, an individual ("TPS"); and Ann L. Sullivan, an individual, wherein the Company agreed to purchase all of the outstanding capital stock of Chemical Florida and Chemical Georgia from the ALS Trust pursuant to the terms of the Chem-Con Stock Purchase Agreement, and (ii) the Company's entry into a Stock Purchase Agreement ("Chem-Met Stock Purchase Agreement") with Chem-Met Services, Inc., a Michigan corporation ("Chem-Met"), the TPS Trust, the ALS Trust, TPS and ALS wherein the Company agreed to purchase all of the outstanding capital stock of Chem-Met from the TPS Trust pursuant to the terms of the Chem-Met Stock Purchase Agreement.

     A current report on Form 8-K (Item 5 - Other Events), dated
April 8, 1999, was filed by the Company reporting the amendment of the letter of intent regarding the proposed acquisition of Chemical Florida, Chemical Georgia and Chem-Met.

     A current report on Form 8-K/A (Item 5 - Other Events), dated June 1, 1999, was filed on August 16, 1999, by the Company reporting (i) the audited combined financial statements of Chemical Florida, Chemical Georgia and Chem-Met and the unaudited interim combined financial statements of Chemical Florida, Chemical Georgia and Chem-Met required by Rule 3-05(b) of Regulation S-X, as promulgated pursuant to the Securities Act and the Securities Exchange Act of 1934,as amended (the "Exchange Act") and (ii) the unaudited pro forma financial information required by Article 11of Regulation S-X, as promulgated pursuant to the Securities Act and the Exchange Act.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                PERMA-FIX ENVIRONMENTAL SERVICES,
                                INC.



Date: August 19, 1999           By: /s/ Louis F. Centofanti
                                   _____________________________
                                     Dr. Louis F. Centofanti
                                     Chairman of the Board
                                     Chief Executive Officer



                                By: /s/ Richard T. Kelecy
                                   _____________________________
                                     Richard T. Kelecy

                          EXHIBIT INDEX
                          _____________

Exhibit                                             Sequential
Number                Description                    Page No.
_______               ___________                   __________

 3(i)     Restated Certificate of Incorporation,
          as amended, and all Certificates of
          Designations.                                  37

 4.1      Exchange Agreement exchanging 1,769
          shares of Series 3 Class C Convertible
          Preferred Stock, Par Value $.001 per
          share of Perma-Fix Environmental Services,
          Inc. for 1,769 shares of Series 11
          Class K Convertible Preferred Stock, Par
          Value $.001 per share of Perma-Fix
          Environmental Services, Inc. dated July 15,
          1999, between the Company and RBB Bank
          Aktiengesellschaft.                           264

  4.2     Exchange Agreement exchanging 916 shares
          of Series 8 Class H Convertible Preferred
          Stock, Par Value $.001 per share of Perma-
          Fix Environmental Services, Inc. for 916
          shares of Series 12 Class L Convertible
          Preferred Stock, Par Value $.001 per share
          of Perma-Fix Environmental Services, Inc.
          dated July 15, 1999, between the Company
          and RBB Bank Aktiengesellschaft.               285

  4.3     Exchange Agreement exchanging 2,252 shares
          of Series 10 Class J Convertible Preferred
          Stock, Par Value $.001 per share of Perma-
          Fix Environmental Services, Inc. for 2,252
          shares of Series 13 Class  Convertible
          Preferred Stock, Par Value $.001 per share
          of Perma-Fix Environmental Services, Inc.
          dated July 15, 1999, between the Company
          and RBB Bank Aktiengesellschaft.               306

  4.4     Certificate of Designations of Series 11
          Class K Convertible Preferred Stock, dated
          July 15, 1999, as contained in Exhibit 3(i) herein.

  4.5     Specimen copy of Certificate relating to
          the Series 11 Class K Convertible Preferred
          Stock.                                          333

  4.6     Certificate of Designations of Series 12
          Class L Convertible Preferred Stock, dated
          July 15, 1999, as contained in Exhibit 3(i) herein.

  4.7     Specimen copy of Certificate relating to the
          Series 12 Class L Convertible Preferred Stock.   334

  4.8     Certificate of Designations of Series 13
          Class M Convertible Preferred Stock, dated
          July 15, 1999, as contained in Exhibit 3(i) herein.

  4.9     Specimen copy of Certificate relating to the
          Series 13 Class M Convertible Preferred Stock.   335

  4.10    Exchange Agreement exchanging 1,769 shares of
          Series 11 Class K Convertible Preferred Stock,
          Par Value $.001 per share of Perma-Fix
          Environmental Services, Inc. for 1,769 shares
          of Series 14 Class N Convertible Preferred
          Stock, Par Value $.001 per share of Perma-Fix
          Environmental Services, Inc. dated August 3,
          1999, between the Company and RBB Bank
          Aktiengesellschaft.                               336

  4.11    Exchange Agreement exchanging 616 shares of
          Series 12 Class L Convertible Preferred Stock,
          Par Value $.001 per share of Perma-Fix
          Environmental Services, Inc. for 616 shares of
          Series 15 Class O Convertible Preferred Stock,
          Par Value $.001 per share of Perma-Fix
          Environmental Services, Inc. dated August 3,
          1999, between the Company and RBB Bank
          Aktiengesellschaft.                                363

  4.12    Exchange Agreement exchanging 1,802 shares
          of Series 13 Class M Convertible Preferred
          Stock, Par Value $.001 per share of Perma-
          Fix Environmental Services, Inc. for 1,802
          shares of Series 16 Class P Convertible
          Preferred Stock, Par Value $.001 per share
          of Perma-Fix Environmental Services, Inc.
          dated August 3, 1999, between the Company
          and RBB Bank Aktiengesellschaft.                   377

  4.13    Certificate of Designations of Series 14
          Class N Convertible Preferred Stock, dated
          August 10, 1999, as contained in Exhibit
          3(i) herein.

  4.14    Specimen copy of Certificate relating to
          the Series 14 Class N Convertible Preferred
          Stock.                                              378

  4.15    Certificate of Designations of Series 15
          Class O Convertible Preferred Stock, dated
          August 10, 1999, as contained in Exhibit
          3(i) herein.

 4.16    Specimen copy of Certificate relating to
         the Series 15 Class O Convertible Preferred
         Stock.                                                379

 4.17    Certificate of Designations of Series 16
         Class P Convertible Preferred Stock, dated
         August 10, 1999, as contained in Exhibit
         3(i) herein.

 4.18    Specimen copy of Certificate relating to
         the Series 16 Class P Convertible Preferred
         Stock.                                                 380

 27      Financial Data Sheet                                   381