Form 10-Q
period 1999-09-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 1999-11-19
CIK 891532

==================================================================


                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                       ____________________

                            Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended      September 30, 1999
                                    _____________________________
                                or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ___________

                 Commission File No.    1-11596
                                    ______________

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
      (Exact name of registrant as specified in its charter)

        Delaware                                58-1954497
(State or other jurisdiction             (IRS Employer
of incorporation or organization)         Identification Number)

1940 N.W. 67th Place, Gainesville, FL            32653
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


           Class
           _____

Common Stock, $.001 Par Value           Outstanding at November 8, 1999
_____________________________                     20,486,219
                                          (excluding 988,000 shares
                                            held as treasury stock)
                                         ________________________________

=================================================================

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                              INDEX


                                                          Page No.
                                                          ________
PART I    FINANCIAL INFORMATION

      Item 1.  Financial Statements

             Consolidated Balance Sheets - September 30,
                 1999 and December 31, 1998. . . . . . . . 2

             Consolidated Statements of Operations -
                 Three and Nine Months Ended September 30,
                    1999 and 1998. . . . . . . . . . . . . 4

             Consolidated Statements of Cash Flows -
                 Nine Months Ended September 30, 1999
                    and 1998 . . . . . . . . . . . . . . . 5

             Consolidated Statements of Stockholders
                  Equity - Nine Months Ended September 30,
                  1999 . . . . . . . . . . . . . . . . . . 6

             Notes to Consolidated Financial
                  Statements . . . . . . . . . . . . . . . 7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations. . . . . . . . . . . . . . . . .20

      Item 3. Quantitative and Qualitative Disclosure
               about Market Risk . . . . . . . . . . . . .28


PART II   OTHER INFORMATION

      Item 1.  Legal Proceedings . . . . . . . . . . . . .29

      Item 2.  Changes in Securities and Use of
                 Proceeds. . . . . . . . . . . . . . . . .29

      Item 6.  Exhibits and Reports on Form 8-K. . . . . .30

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

  The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1999.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                             September 30,
Amounts in Thousands,                           1999          December 31,
Except for Share Amounts                     (Unaudited)          1998
__________________________________________________________________________
ASSETS
Current assets:
  Cash and cash equivalents                  $       783      $       776
  Restricted cash equivalents and
    investments                                       73              111
  Accounts receivable, net of allowance for
    doubtful accounts of $1,321 and $313,
    respectively                                  11,970            5,950
  Inventories                                        188              145
  Prepaid expenses                                   752              471
  Other receivables                                   75               11
  Assets of discontinued operations                  511              489
                                              __________      ___________
      Total current assets                        14,352            7,953

Property and equipment:
  Buildings and land                              12,581            5,804
  Equipment                                       11,984            8,606
  Vehicles                                         1,532              941
  Leasehold improvements                              16               16
  Office furniture and equipment                     992              782
  Construction in progress                         1,474            1,592
                                             ___________       __________
                                                  28,579           17,741
  Less accumulated depreciation                   (7,016)          (5,836)
                                             ___________       __________
  Net property and equipment                      21,563           11,905

Intangibles and other assets:
  Permits, net of accumulated amortization
    of $1,393 and $1,088, respectively             9,775            3,661
  Goodwill, net of accumulated amortization
    of $933 and $751, respectively                 7,426            4,698
  Other assets                                       593              531
                                             ___________       __________
     Total assets                            $    53,709       $   28,748
                                             ===========       ==========

            The accompanying notes are an integral part of
               these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

                                            September 30,
Amounts in Thousands,                           1999          December 31,
Except for Share Amounts                     (Unaudited)          1998
__________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $    4,874     $     2,422
  Accrued expenses                                6,900           3,369
  Revolving loan and term note facility             938             625
  Current portion of long-term debt               1,371             302
  Current liabilities of discontinued
    operations                                      908             863
                                              _________     ___________
        Total current liabilities                14,991           7,581

Environmental accruals                            4,112             520
Accrued closure costs                               956             715
Long-term debt, less current portion             12,886           2,087
Long term liabilities of discontinued
  operations                                          9           1,892
                                             __________      __________
        Total long-term liabilities              18,928           5,214

Commitments and contingencies (see Note 5)            -               -

Stockholders' equity:
  Preferred Stock, $.001 par value;
     2,000,000 shares authorized, 4,537 and
     9,850 shares issued and outstanding,
     respectively                                     -               -
  Common Stock, $.001 par value; 50,000,000
     shares authorized, 21,474,219 and
     13,215,093 shares issued, including
     988,000 and 943,000 shares held as
     treasury stock, respectively                    21              13
  Redeemable warrants                                 -             140
  Additional paid-in capital                     42,342          39,769
  Accumulated deficit                           (20,711)        (22,157)
                                             __________      __________
                                                 21,652          17,765
  Less Common Stock in treasury at cost;
     988,000 and 943,000 shares issued and
     outstanding, respectively                   (1,862)         (1,812)
                                             __________      __________
        Total stockholders' equity               19,790          15,953
                                             __________      __________
      Total liabilities and stockholders'
        equity                               $   53,709      $   28,748
                                             ==========      ==========



            The accompanying notes are an integral part of
               these consolidated financial statements.


PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                           Three Months Ended     Nine Months Ended
                                              September 30,          September 30,
(Amounts in Thousands,                     __________________     _________________
Except for Share Amounts)                    1999       1998      1999        1998
___________________________________________________________________________________
Net revenues                                 $13,858    $8,065     $32,243    $22,291

Cost of goods sold                             9,223     5,292      21,332     15,317
                                             _______    ______     _______    _______
        Gross profit                           4,635     2,773      10,911      6,974

Selling, general and administrative expenses   3,014     1,708       7,147      4,942

Depreciation and amortizationv                   771       531       1,887      1,566
                                             _______    ______     _______    _______
        Income from operations                   850       534       1,877        466

Other income (expense):
  Interest income                                16         10          34          27
  Interest expense                             (257)       (95)       (375)       (364)
  Other                                         (11)        40         (31)        172
                                             ______     ______       ______   ________
        Net income                              598        489       1,505         301

Preferred Stock dividends                      (57)       (498)       (247)       (674)

Gain on Preferred Stock Redemption             188           -         188           -
                                             ______     ______       ______   ________
        Net income (loss) applicable
          to Common Stock                   $  729     $    (9)     $ 1,446   $   (373)
                                            =======    =======      =======   =========

            _______________________________________________

Net income (loss) per share

        Basic                              $    .04   $     -      $   .09    $   (.03)
                                            =======    ======      =======    ========
        Fully diluted                      $    .03   $     -      $   .08    $   (.03)
                                            =======    ======      =======    ========
Number of shares and Common Stock
  equivalents used in computing net
  income (loss) per share:

        Basic                               20,386     12,164       16,472     11,947
                                           =======     ======      =======   ========
        Fully diluted                       24,183     12,164       20,104     11,947
                                           =======     ======      =======   ========

            The accompanying notes are an integral part of
                the consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                       Nine Months Ended
                                                          September 30,
(Amounts in Thousands                               _________________________
Except for Share Amounts)                               1999          1998
_____________________________________________________________________________
Cash flows from operating activities:
  Net income from continuing operations             $    1,505     $      301
  Adjustments to reconcile net income
     to cash provided by (used in) operations:
  Depreciation and amortization                          1,887          1,566
  Provision for bad debt and other reserves                 25             30
  Gain on sale of plant, property and equipment            (19)           (12)
  Changes in assets and liabilities, net of effects
     from business acquisitions:
  Accounts receivable                                   (1,968)           (97)
  Prepaid expenses, inventories and other assets          (390)         1,112
  Accounts payable and accrued expenses                 (1,101)          (713)
                                                      _________    __________
     Net cash provided by (used in) continuing
         operations                                        (61)         2,187

Net cash used by discontinued operations                  (789)          (903)

Cash flows from investing activities:
  Purchases of property and equipment, net              (1,357)        (1,640)
  Proceeds from sale of plant, property and equipment       65             14
  Change in restricted cash, net                         1,060            196
  Cash used for acquisition consideration               (1,000)             -
  Net cash used for acquisition settlements             (1,616)             -
  Net cash used by discontinued operations                 (42)            (4)
                                                      _________     ___________
     Net cash used in investing activities              (2,890)        (1,434)

Cash flows from financing activities:
  Borrowings (repayments) of revolving loan and term
    note facility                                        4,668         (2,028)
  Principal repayments on long-term debt                  (450)          (186)
  Proceeds from issuance of long term debt                 250              -
  Redemption of Preferred Stock                           (750)             -
  Purchase of treasury stock                               (49)             -
  Proceeds from issuance of stock                          142          2,915
  Net cash used by discontinued operations                 (21)           (52)
                                                    __________    ___________
     Net cash provided by financing activities           3,790            649

Increase in cash and cash equivalents                       50            499

Cash and cash equivalents at beginning of period
  including discontinued operations of $0, and
  $12, respectively                                        776            326
                                                   ___________    ___________
Cash and cash equivalents at end of period,
  including discontinued operations of $43, and
  $(2) respectively                               $        826    $       825

Supplemental disclosure:
  Interest and dividends paid                     $        755    $       455
Non cash investing and financing activities:
  Issuance of Common Stock for services                     15            230
  Issuance of Common Stock for payment of
     dividends                                             221            359
  Long-term debt incurred for purchase of
     property and equipment                                577            330
  Long-term debt incurred for acquisition                4,700              -
  Issuance of stock for acquisition                      3,000              -


             The accompanying notes are an integral part of
                these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited for the nine  months ended September 30, 1999)

                                                                                                                     Common
                                                                                           Additional                Stock
Amounts in Thousands,               Preferred Stock       Common Stock       Redeemable    Paid-In      Accumulated  Held in
_________________________________________________________________________________________________________________________________
Except for Share Amounts            Shares   Amount     Shares     Amount    Warrants      Capital      Deficit      Treasury
Balance at December 31, 1998        9,850    $    -   13,215,093   $   13    $     140     $39,769     $(22,157)    $(1,812)

Net income                              -         -            -        -            -           -        1,505           -
Preferred Stock dividends               -         -            -        -            -           -         (247)          -
Gain on Preferred Stock redemption      -         -            -        -            -        (188)         188           -
Issuance of Common Stock for
  Preferred Stock dividend              -         -      152,494        -            -         221            -           -
Issuance of Common Stock in exchange
  for warrants                          -         -      200,000        -            -           -            -           -
Issuance of Common Stock
  for acquisition                       -         -    1,594,967        2            -           8            -           -
Issuance of stock for cash and
  services                              -         -       54,003        -            -          65            -           -
Conversion of Preferred Stock
  to Common                        (4,563)        -    6,119,135        6            -          (6)           -           -
Redemption of Preferred Stock        (750)        -            -        -            -        (750)           -           -
Redemption of Common Stock
  to Treasury Stock                     -         -            -        -            -           -            -         (50)
Exercise of warrants                    -         -       97,227        -            -          48            -           -
Option Exercise                         -         -       41,300        -            -          45            -           -
Expiration of redeemable warrants       -         -            -        -         (140)        140            -           -
                                  _______    ______   __________   ______      ________   ________     ________    ________
Balance at September 30, 1999       4,537    $    -   21,474,219   $   21      $     -   $  42,342    $ (20,711)  $  (1,862)
                                  =======    ======   ==========   ======      ========   ========    =========    ========

























         The accompanying notes are an integral part of these consolidated financial statements.

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999
                           (Unaudited)

     Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 1998.

1.   Summary of Significant Accounting Policies
     ___________________________________________
     Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

     The Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("SFAS No. 128") effective December 31, 1997. SFAS No. 128 requires presentation of both Basic Earnings per share ("Basic EPS") and Diluted Earnings per share ("Diluted EPS"). Basic EPS is based on the weighted average number of shares of Common Stock outstanding during the year. Diluted EPS also includes the dilutive effect of common stock equivalents or potential common shares. Diluted loss per share for the three and nine months ended September 30, 1998, does not include Common Stock equivalents as their effect would be anti-dilutive.

     The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three and nine month periods ended September 30:

                                            Three Months Ended      Nine Months Ended
                                               September 30,          September 30,
(Amounts in Thousands,                     __________________      __________________
Except for Share Amounts)                   1999         1998      1999         1998
_____________________________________________________________________________________
Basic net income (loss) per share             $.04           -          $.09     $(.03)
Weighted average shares outstanding-basic   20,386      12,164        16,472    11,947
Potential shares exercisable under stock
   option plans                                712           -           519         -
Potential shares upon conversion of
   Preferred Stock                           3,085           -         3,113         -
Average shares outstanding-diluted          24,183      12,164        20,104    11,947
Diluted net income (loss) per share           $.03           -          $.08     $(.03)

    In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. FAS 133, as amended by FAS 137, is effective for periods beginning after June 15, 2000. Historically, and as of the date of this report, we have not entered into derivative contracts. Accordingly, FAS 133 is not expected to affect our financial statements.

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

     The accrued environmental and closure costs related to PFM total $1,678,000 as of September 30, 1999, a decrease of $822,000 from the December 31, 1998, accrual balance. This reduction was principally a result of the specific costs related to general closure and remedial activities, including groundwater remediation, and agency and investigative activities ($261,000), and the general operating losses, including indirect labor, materials and supplies, incurred in conjunction with the above actions ($561,000). The general operating losses do not reflect management fees charged by the Company, but do include interest expense of $221,000 for the nine months ended September 30, 1999, specifically identified to such operations, including that debt specifically incurred by such operations under the Company's revolving and term loan facility.
The Company's revolving and term loan debt is recorded on a consolidated basis and therefore, the revolving and term loan debt specifically attributable to PFM is not recorded as liabilities of discontinued operations. The remaining environmental and closure liability represents the Company's estimate of the cost to complete the groundwater remediation at the site of approximately $868,000, the costs to complete the facility closure activities over the next five (5) to ten (10) year period (including agency and investigative activities, and future operating losses during such closure period) totaling approximately $585,000, and the potential PRP liability of $225,000.

3. Acquisition
   ___________
     On May 27, 1999, (i) the Company, Chemical Conservation Corporation; a Florida corporation ("Chemical Florida"); Chemical Conservation of Georgia, Inc., a Georgia corporation ("Chemical Georgia"); The Thomas P. Sullivan Living Trust, dated September 6, 1978 ("TPS Trust"); The Ann L. Sullivan Living Trust, dated September 6, 1978 ("ALS Trust"); Thomas P. Sullivan, an individual ("TPS"); and Ann L. Sullivan, an individual ("ALS"), entered into a Stock Purchase Agreement ("Chem-Con Stock Purchase Agreement"), wherein the Company agreed to purchase all of the outstanding capital stock of Chemical Florida and Chemical Georgia from the ALS Trust pursuant to the terms of the Chem-Con Stock Purchase Agreement, and (ii) the Company, Chem-Met Services, Inc., a Michigan corporation ("Chem-Met"), the TPS Trust, the ALS Trust, TPS and ALS entered into a Stock Purchase Agreement ("Chem-Met Stock Purchase Agreement"), whereby the Company agreed to purchase all of the outstanding capital stock of Chem-Met from the TPS Trust pursuant to the terms of the Chem-Met Stock Purchase Agreement.
The Chem-Con Stock Purchase Agreement and the Chem-Met Stock Purchase Agreement are collectively referred to as the "Stock Purchase Agreements." Chemical Florida and Chemical Georgia are collectively referred to as "Chem-Con." TPS and ALS are husband and wife.

     On May 27, 1999, the Stock Purchase Agreements and related transaction documents ("Documents") were executed and placed into escrow pending satisfaction of certain conditions precedent to closing. On June 1, 1999, the conditions precedent to closing of the Stock Purchase Agreements were completed, the Stock Purchase Agreements were consummated and the Documents were released from escrow.

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

     The acquisition was accounted for using the purchase method effective June 1, 1999, and accordingly, the assets and liabilities as of this date are included in the accompanying consolidated financial statements. As of June 1, 1999, the Company has performed a preliminary purchase price allocation based upon information available as of this date. Accordingly, the purchase price has been preliminarily allocated to the net assets acquired and net liabilities assumed based on their estimated fair values. Included in this preliminary allocation were acquired assets of approximately $13,996,000 and assumed liabilities of approximately $14,535,000, against total consideration of $8,700,000. This preliminary allocation has resulted in goodwill and intangible permits of $2,911,000 and $6,328,000, respectively. The goodwill and intangible permits are being amortized on a straight line basis over 20 years. The preliminary purchase price allocation is subject to completing the valuation of certain assets, which have not been finalized, and may or may not result in a change to the estimated fair market values assigned. The results of the acquired businesses have been included in the consolidated financial statements since the date of acquisition. The audited combined net revenues of Chem-Con/Chem-Met for the fiscal year ended September 30, 1998, were, in the aggregate, approximately $21.8 million.

     We accrued for the estimated closure costs, determined pursuant to RCRA guidelines, for the three regulated facilities acquired. This accrual, recorded at $218,000, represents the potential future liability to close and remediate such facilities, should such a cessation of operations ever occur. We also recognized long-term environmental accruals totaling $4,319,000. This amount represents the Company's estimate of the long-term costs to remove contaminated soil and to undergo groundwater remediation activities at two of the Chem-Con/Chem-Met acquired facilities, Valdosta, Georgia and Detroit, Michigan. Both facilities have pursued remedial activities for the last five years with additional studies forthcoming and potential groundwater restoration could extend for a period of ten years. No insurance or third party recovery was taken into account in determining our cost estimates or reserve, nor do our cost estimates or reserve reflect any discount for present value purposes.

     At the date of acquisition, we also initiated the payoff of a Small Business Administration ("SBA") loan, in the full amount of $971,000. Prior to the acquisition, as required by a loan agreement between the SBA and the previous owners ("SBA Loan Agreement"), the previous owners had placed approximately $331,000 of restricted cash into an SBA trust account. Pursuant to the acquisition and terms of the SBA Loan Agreement, we placed the remaining payoff amount ($640,000) into the SBA trust account (restricted cash), thereby fully funding the loan repayment.
The SBA loan repayment process requires various filings and notifications which take approximately sixty days, at which time funds are withdrawn from the trust account. Effective August 1, 1999, restricted cash was withdrawn from the SBA trust account and the SBA loan was repaid in full.

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

     The following unaudited pro forma information presents the consolidated statement of operations of the company as if the acquisition had taken place on January 1, 1998. Chem-Con and Chem-
Met were on a September 30 fiscal year-end and therefore, their results for the year ended September 30, 1998, have been consolidated with our results for the year ended December 31, 1998.
Correspondingly, Chem-Con and Chem-Met's results for the nine months ended June 30, 1999 and 1998, have been consolidated with our results for the nine months ended September 30, 1999 and 1998.

                                               Year Ended    Nine Months Ended
                                               December 31,    September 30,
(Amounts in thousands,                         ___________  ___________________
except per share amounts)                          1998       1999        1998
_______________________________________________________________________________
Net revenues                                    $ 52,352     $39,969     $38,677
Net income (loss) applicable to Common Stock      (1,046)    (1,582)         188
Net income (loss) per share                         (.08)      (.09)         .01
Weighted average number of common
   shares outstanding                             13,528     17,972       13,447

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

4.   Long-Term Debt
     ______________

  Long-term debt consists of the following at September 30, 1999, and December 31, 1998 (in thousands):

                                                              September 30,
                                                                 1999         December 31,
                                                              (Unaudited)       1998
                                                             ____________    ____________
Revolving loan facility dated January 15, 1998, as amended
  May 27, 1999, collateralized by eligible accounts
  receivable, subject to monthly borrowing base calcula-
  tion, variable interest paid monthly at prime rate
  plus 1 3/4.                                                $    5,265     $         97

Term loan agreement dated January 15, 1998, as amended
  May 27, 1999, payable in monthly principal installments
  of $78, balance due in June 2002, variable interest
  paid monthly at prime rate plus 1 3/4.                          3,438           1,927

Three promissory notes dated May 27, 1999, payable in
  equal monthly installments of principal and interest of
  $90 over 60 months, due June 2004, interest at 5.5% for
  first three years and 7% for remaining two years.               4,493               -

Various capital lease and promissory note obligations, payable
  1999 to 2004, interest at rates ranging from 7.5% to 13.0%.     1,999             990
                                                                 15,195           3,014
                                                             __________     ___________
Less current portion of revolving loan and term note facility       938             625
Less current portion of long-term debt                            1,371             302
                                                             __________     ___________
                                                             $   12,886     $     2,087
                                                             ==========     ===========

  On January 15, 1998, the Company, as parent and guarantor, and all direct and indirect subsidiaries of the Company, as co-borrowers and cross-guarantors, entered into a Loan and Security Agreement ("Agreement") with Congress as lender. The Agreement initially provided for a term loan in the amount of $2,500,000, which required principal repayments based on a four-year level principal amortization over a term of 36 months, with monthly principal payments of $52,000. Payments commenced on February 1, 1998, with a final balloon payment in the amount of approximately $573,000 due on January 14, 2001. The Agreement also provided for a revolving loan facility in the amount of $4,500,000. At any point in time the aggregate available borrowings under the facility are subject to the maximum credit availability as determined through a monthly borrowing base calculation, as updated for certain information on a weekly basis, equal to 80% of eligible accounts receivable accounts of the Company as defined in the Agreement. The termination date on the revolving loan facility was also the third anniversary of the closing date. The Company incurred approximately $230,000 in financing fees relative to the solicitation and closing of this original loan agreement (principally commitment, legal and closing fees) which are being amortized over the term of the Agreement.

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

  In connection with the acquisition of Chem-Con/Chem-Met on May 27, 1999, Congress, the Company, and the Company's subsidiaries, including Chem-Con/Chem-Met entered into an Amendment and Joinder to Loan and Security Agreement (the "Loan Amendment") dated May 27, 1999, pursuant to which the Loan and Security Agreement ("Original Loan Agreement") among Congress, the Company and the Company's subsidiaries was amended to provide, among other things, (i) the credit line being increased from $7,000,000 to $11,000,000, with the revolving line of credit portion being determined as the maximum credit of $11,000,000, less the term loan balance, with the exact amount that can be borrowed under the revolving line of credit not to exceed eighty percent (80%) of the Net Amount of Eligible Accounts (as defined in the Original Loan Agreement) less certain reserves; (ii) the term loan portion of the Original Loan Agreement being increased from its current balance of approximately $1,600,000 to $3,750,000 and it shall be subject to a four-year amortization schedule payable over three years at an interest rate of 1.75% over prime; (iii) the term of the Original Loan Agreement, as amended, will be extended for three years from the date of the acquisition, subject to earlier termination pursuant to the terms of the Original Loan Agreement, as amended; (iv) Chemical Florida, Chemical Georgia and Chem-Met being added as co-borrowers under the Original Loan Agreement, as amended; (v) the interest rate on the revolving line of credit will continue at 1.75% over prime, with a rate adjustment to 1.5% if 1999 net income applicable to Common Stock of the Company is equal to or greater than $1,500,000 for either fiscal year ended December 31, 1999 or 2000; (vi) the monthly service fee shall increase from $1,700 to $2,000; (vii) government receivables will be limited to 20% of eligible accounts receivable; and (viii) certain obligations of Chem-Met shall be paid at closing of the acquisition of Chem-Con and Chem-Met. The Loan Amendment became effective on June 1, 1999, when the Stock Purchase Agreements were consummated. Payments under the term loan commenced on June 1, 1999, with monthly principal payments of approximately $78,000 and a final balloon payment in the amount of $938,000 on June 1, 2002. The Company incurred approximately $40,000 in additional financing fees relating to the closing of this amendment, which is being amortized over the remaining term of the agreement.

     Under the terms of the Original Loan Agreement, as amended, the Company has agreed to maintain an Adjusted Net Worth (as defined in the Original Loan Agreement) of not less than $3,000,000 throughout the term of the Original Loan Agreement, which was amended, pursuant to the above noted acquisition. The adjusted net worth covenant requirement ranges from a low of $1,200,000 at June 1, 1999, to a high of not less than $3,000,000 from July 1, 2000, through the remaining term of the Loan Agreement. The covenant requirement at September 30, 1999, was $1,500,000, which the Company was in compliance with. The Company has agreed that it will not pay any dividends on any shares of capital stock of the Company, except that dividends may be paid on the Company's shares of Preferred Stock outstanding as of the date of the Loan Amendment (collectively, "Excepted Preferred Stock") under the terms of the applicable Excepted Preferred Stock and if and when declared by the Board of Directors of the Company pursuant to Delaware General Corporation Law. As security for the payment and performance of the Original Loan Agreement, as amended, the Company and its subsidiaries (including Chem-Con and Chem-Met) have granted a first security interest in all accounts receivable, inventory, general intangibles, equipment and certain of their other assets, as well as the mortgage on two facilities owned by subsidiaries of the Company, and except for certain real property owned by Chem-Met, for which a first security interest is held by the TPS Trust and the ALS Trust as security for Chem-Met's non-recourse guaranty of the payment of the Promissory Notes. All other terms and conditions of the original loan remain unchanged.

  As of September 30, 1999, borrowings under the revolving loan agreement were approximately $5,265,000, an increase of $5,168,000 over the December 31, 1998, balance of $97,000. This increase represents $2,799,000 funded pursuant to the Chem-Con/Chem-Met acquisition on June 1, 1999, $766,000 funded for the redemption of Preferred Stock, including dividends thereon, during July 1999 and $1,603,000 for capital expenditure and general working capital needs. The balance under the Congress term loan at September 30, 1999, was $3,438,000, an increase of $1,511,000 over the December 31, 1998, balance of $1,927,000. This increase represents $2,083,000 funded pursuant to the Chem-Con/Chem-Met acquisition on June 1, 1999, partially offset by scheduled repayments of $572,000. We funded through the revolving and term loan a total of $4,882,000 pursuant to the Chem-Con/Chem-Met acquisition excluding legal, professional and other closing fees, of which $2,651,000 represented the repayment of certain debt obligations, $1,192,000 represented payment of certain settlement obligations and $1,000,000 of the cash consideration as paid to the former owners of Chem-Con/Chem-Met. As of September 30, 1999, the Company's borrowing availability under the Congress credit facility, based on its then outstanding eligible accounts receivable, was approximately $1,293,000.

  Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of Chem-Con/Chem-Met, a portion of the consideration was paid in the form of the Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of Chem-Con/Chem-Met. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years with the first installment due on July 1, 1999, and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $4,493,000 at September 30, 1999, of which $858,000 is in the current portion. Payment of such Promissory Notes are guaranteed by Chem-Met under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by Chem-Met. See Note 3 for further discussion of the above referenced acquisition.

  As further discussed in Note 2, the long-term debt, other than revolving and term loan debt, associated with the discontinued PFM operation is excluded from the above and is recorded in the Liabilities of Discontinued Operations total. The PFM debt obligations total $7,000, all of which is current.

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

Legal
  In the normal course of conducting its business, we are involved in various litigation. There have been no material changes in legal proceedings from those disclosed previously in the Company's Form 10-K for year ended December 31, 1998. We are not a party to any litigation or governmental proceeding which our management believes could result in any judgements or fines against us that would have a material adverse affect on the Company's financial position, liquidity or results of operations.

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

Accrued Closure Costs and Environmental Liabilities
  We maintain closure cost funds to insure the proper decommissioning of our RCRA facilities upon cessation of operations. Additionally, in the course of owning and operating on-site treatment, storage and disposal facilities, we are subject to corrective action proceedings to restore soil and/or groundwater to its original state. These activities are governed by federal, state and local regulations and we maintain the appropriate accruals for restoration. We have recorded accrued liabilities for estimated closure costs and identified environmental remediation costs. See Notes 2 and 3 for discussion of the accrued closure costs and long-term environmental accruals recorded in conjunction with the discontinued operations and the Chem-Con/Chem-Met acquisition, respectively.

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

     We have twelve operating segments which are defined as each separate facility or location that we operate. We view each facility as a separate segment and make decisions based on the activity and profitability of that particular facility. These segments however, exclude the corporate headquarters which does not generate revenue and PFM which is reported elsewhere as a discontinued operation. See Note 2 regarding discontinued operations.

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

     Our reportable segments are defined as follows:

     The Waste Management Services segment, which provides on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial and commercial, mixed waste, and wastewater through our seven TSD facilities; Perma-Fix Treatment Services, Inc., Perma-Fix of Dayton, Inc., Perma-Fix of Ft. Lauderdale, Inc., Perma-Fix of Florida, Inc., Chem-Met Services, Inc., Chemical Conservation Corporation, Chem-Con of Georgia, Inc. and general waste management services through Chem-Met Government Services. We provide through Perma-Fix Inc. and Perma-Fix of
New Mexico, Inc. on-site waste treatment services to convert certain types of characteristic hazardous wastes into non-hazardous waste.

     The Consulting Engineering Services segment provides environmental engineering and regulatory compliance services through Schreiber, Yonley & Associates, Inc. and Mintech, Inc. These engineering groups provide oversight management of environmental restoration projects, air and soil sampling and compliance and training activities, as well as, engineering support as needed by our other segment. We also provide consulting services related to hazardous and non-hazardous waste used by cement plants as a substitute fuel or raw material source and the resell of by-product materials generated at cement plants for environmental applications.

     The table below shows certain financial information by business segment for quarter ended September 30, 1999 and quarter ended
September 30, 1998 and excludes the results of operations of the discontinued operations.




Segment Reporting Quarter Ended 09/30/99
                                    Waste                      Segments                             Consolidated
                                   Services    Engineering      Total       Corp(2)     Memphis(3)      Total
                                   ________    ___________     _________    _______     __________   ___________
Revenue from external customers    $12,457         $1,401       $13,858     $     -     $       -      $ 13,858
Intercompany revenues                  606            105           711           -             -           711
Interest income                         16              -            16           -             -            16
Interest expense                       249            (10)          239          18             -           257
Depreciation and amortization          738             28           766           5             -           771
Segment profit (loss)                1,084            (45)        1,039         (310)           -           729
Segment assets(1)                   49,840          2,560        52,400          798          511        53,709
Expenditures for segment assets        771              1           772           45            -           817

Segment Reporting Quarter Ended 09/30/98
                                      Waste                      Segments                             Consolidated
                                    Services     Engineering       Total      Corp(2)    Memphis(3)       Total
                                    ________     ___________     ________     _______    __________   ____________
Revenue from external customer       $7,055          $1,010       $8,065      $     -    $       -      $  8,065
Intercompany revenues                   111             160          271            -            -           271
Interest income                           9               -            9            1            -            10
Interest expense                         83              12           95            -            -            95
Depreciation and amortization           509              18          527            4            -           531
Segment profit (loss)                   645              95          740         (749)           -            (9)
Segment assets(1)                    23,502           2,982       26,484        1,450          472        28,406
Expenditures for segment assets         563               8          571           42            -           613

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2) Amounts reflect the activity for corporate headquarters.

(3) Amounts reflect the activity for Perma-Fix of Memphis, Inc., which is a discontinued operation, not included in the segment information (See Note 2).

     The table below shows certain financial information by business segment for the nine months ended September 30, 1999, and the nine months ended
September 30, 1998, and excludes the results of operations of the discon-tinued operations.

Segment Reporting Nine Months Ended 09/30/99
                                    Waste                      Segments                            Consolidated
                                   Services     Engineering      Total     Corp(2)     Memphis(3)     Total
                                   ________     ___________    _________   _______     __________  ____________
Revenue from external customers    $28,698          $3,545      $32,243    $     -     $       -     $ 32,243
Intercompany revenues                1,889             296        2,185          -             -        2,185
Interest income                         32               -           32          2             -           34
Interest expense                       382              33          415        (40)            -          375
Depreciation and amortization        1,805              68        1,873         14             -        1,887
Segment profit (loss)                2,524              51        2,575     (1,129)            -        1,446
Segment assets(1)                   49,840           2,560       52,400        798           511       53,709
Expenditures for segment assets      1,780              16        1,796        138             -        1,934

Segment Reporting Nine Months Ended 09/30/98
                                     Waste                     Segments                              Consolidated
                                   Services      Engineering     Total     Corp(2)     Memphis(3)        Total
                                   ________      ___________   ________    _______     __________    ____________
Revenue from external customers     $19,102          $3,189     $22,291      $   -     $       -       $22,291
Intercompany revenues                   269             395         664          -             -           664
Interest income                          26               -          26          1             -            27
Interest expense                        308              39         347         17             -           364
Depreciation and amortization         1,495              59       1,554         12             -         1,566
Segment profit (loss)                   937             183       1,120     (1,493)            -          (373)
Segment assets(1)                    23,502           2,982      26,484      1,450           472        28,406
Expenditures for segment assets       1,916              12       1,928         42             -         1,970


                                15

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2) Amounts reflect the activity for corporate headquarters.

(3) Amounts reflect the activity for Perma-Fix of Memphis, Inc., which is a discontinued operation, not included in the segment information (See Note 2).

7. Stock
   _____
Restructuring of Convertible Preferred Stock Held by RBB Bank:

  In April 1999 the Company and RBB Bank Aktiengesellschaft ("RBB
Bank") entered into an agreement to restructure the Company's
Convertible Preferred Stock held by RBB Bank, which totaled approximately $9.5 million. Under the restructuring the Company and RBB Bank agreed to the following:

  1. RBB Bank converted, pursuant to existing terms of the Convertible Preferred Stock, $4.6 million of the Convertible Preferred Stock into approximately 6.1 million shares of the Company's Common Stock, which was completed in May 1999.
  2. The Company was granted the right to purchase at a stated value ($1,000 per share) $750,000 of the Convertible Preferred Stock, which was subsequently purchased on July 15, 1999, using borrowings under the Company's revolving credit facility.
  3. The terms of the balance of the Convertible Preferred Stock (approximately $4.2 million) was changed, as follows:
      a. Not subject to conversion for 12 months from the date of the restructuring ("Lock-Up Period");
      b. For one (1) year from the end of the Lock-Up Period, any conversion of the Convertible Preferred Stock would be subject to a minimum conversion price of $1.50 per share of Common Stock; and
      c. The Company will be granted the option to redeem the shares of the Convertible Preferred Stock at 110% of the stated value ($1,000 per share) for the first twelve months from the date of restructuring and RBB Bank may not convert such shares redeemed during such twelve month period, and thereafter the Company has the option to redeem the Convertible Preferred Stock at 120% of the stated value ($1,000 per share) of the Convertible Preferred Stock and upon notice of such redemption RBB Bank will have the right to exercise its conversion rights pursuant to the then current terms of the Convertible Preferred Stock.
  4. The Company is required to register with the Commission the Common Stock issuable upon conversion of the Convertible Preferred Stock by January 31, 2000. The Company agreed that if a registration statement covering such Common Stock is not declared effective by the Commission by January 31, 2000, the Company agrees to pay to RBB Bank a penalty in an amount equal to two percent (2%) of the product of (a) the number of shares of such Convertible Preferred Stock then outstanding times (b) $1,000, payable in cash. The Company agreed that for each month thereafter which terminates without such registration statement being declared effective by the Commission before the end of the last day thereof, the Company shall pay to RBB Bank a penalty in an amount equal to two percent (2%) of the product of (a) the number of shares of Convertible Preferred Stock then outstanding times
      (b) $1,000, payable in cash.
  5. The remaining terms of the Convertible Preferred Stock will remain unchanged.

     The restructuring was accomplished through two exchange agreements ("First Exchange Agreement" and "Second Exchange
Agreement") which are further described as follows:

First Exchange Agreement with RBB Bank:

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

  The Series 8 Preferred was redeemable by the Company (a) within four (4) years from June 9, 1997 at $1,300 per share when the average of the closing bid price of the Common Stock for ten (10) consecutive days was in excess of $4.00 per share as quoted on the NASDAQ and (b) at $1,000 per share after four years from June 9, 1997. The Company had to provide thirty (30) days notice to the Series 8 Preferred holder prior to any date stipulated by the Company for redemption and at such time, the Series 8 Preferred holder had the option of converting the shares which were to be redeemed.

  Under the terms of the Series 12 Preferred, the Company was permitted to redeem up to 300 shares of Series 12 Preferred for $1,000 per share, or an aggregate of $300,000, provided that any such redemption had to occur within 120 days of issuance of the Series 12 Preferred. On July 15, 1999, the Company redeemed 300 shares of Series 12 Preferred leaving 616 shares of Series 12 Preferred issued and outstanding.

  The Series 10 Preferred was not redeemable by the Company. Under the terms of the Series 13 Preferred, the Company was permitted to redeem up to 450 shares of Series 13 Preferred for $1,000 per share, or an aggregate of $450,000, provided that any such redemption had to occur within 120 days of issuance of the Series 13 Preferred. On July 15, 1999, the Company redeemed 450 shares of Series 13 Preferred leaving 1,802 shares of Series 13 Preferred issued and outstanding.

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

  *       RBB Bank could make no conversions of the Exchange
          Preferred for 12 months from July 15, 1999.

  * Each of the Exchange Preferred had a minimum conversion price of $1.50 per share for a 24-month period from July 15, 1999.

  * For 12 months from July 15, 1999, the Company could redeem at any time and from time to time any of the Exchange Preferred held by RBB Bank at 110% of its "stated value" of $1,000 per share. Thereafter, the Company could redeem at any time and from time to time any of such Exchange Preferred at 120% of its "stated value" of $1,000 per share. After 12 months from July 15, 1999, upon any notice of redemption, RBB had 5 business days to exercise its conversion rights regarding the redeemed shares. For 12 months from July 15, 1999,
          RBB Bank could not elect to convert shares of Exchange Preferred even if the Company redeemed such shares of Exchange Preferred.

Second Exchange Agreements with RBB Bank:

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

  The exchanges of the Series 14 Preferred, Series 15 Preferred, and Series 16 Preferred (collectively, the "Second Exchange Preferred") to RBB Bank were made in private placements under
Section 4(2) and/or Section 3(a)(9) of the Securities Act. The terms of each of the Second Exchange Preferred are substantially identical to the particular Exchange Preferred for which each was exchanged except that the July 15 dates as described above in connection with the Exchange Preferred were changed to April 20. Therefore, (i) RBB Bank may make no conversions of the Second Exchange Preferred for 12 months from April 20, 1999; (ii) each of the Second Exchange Preferred has a minimum conversion price of $1.50 per share for a 24-month period from April 20, 1999; and
(iii) for 12 months from April 20, 1999, the Company may redeem at any time and from time to time any of the Second Exchange Preferred held by RBB Bank at 110% of its "stated value" of $1,000 per share. Thereafter, the Company may redeem at any time and from time to time any of such Second Exchange Preferred at 120% of its "stated value" of $1,000 per share. After 12 months from April 20, 1999, upon any notice of redemption, RBB shall have only 5 business days to exercise its conversion rights regarding the redeemed shares. During the 12 months after April 20, 1999, RBB Bank cannot elect to convert shares of Second Exchange Preferred even if the Company redeems such shares of Second Exchange Preferred.

  During May 1999, the Company issued to RBB Bank 6,119,135 shares in the aggregate of the Company's Common Stock relating to conversion of certain series of the Company's Preferred Stock in accordance with the terms of such Preferred Stock, summarized as follows:

  (i) During May 1999, the Company issued to RBB Bank 3,090,563 shares of Common Stock to reflect RBB Bank's conversion on April 20, 1999, of 2,231 shares of the Company's Series 3 Preferred pursuant to the terms of the Series 3 Preferred. The issuance of the Common Stock was made in a private placement pursuant to an exemption from registration under Section 4(2) and/or Section 3(a)9 of the Securities Act. As of the conclusion of the described conversion, there were 1,769 shares of Series 3 Preferred remaining outstanding, all of which were held by RBB Bank.

  (ii) During May 1999, the Company issued to RBB Bank 2,057,143 shares of Common Stock to reflect RBB Bank's conversion on April 20, 1999, of 1,584 shares of the Company's Series 8 Preferred pursuant to the terms of the Series 8 Preferred. The issuance of the Common Stock was made in a private placement pursuant to an exemption from registration under Section 4(2) and/or Section 3(a)9 of the Securities Act. As of the conclusion of the described conversion, there were 916 shares of Series 8 Preferred remaining outstanding, all of which were held by RBB Bank.

  (iii) During May 1999, the Company issued to RBB Bank 971,429 shares of Common Stock to reflect RBB Bank's conversion on April 20, 1999, of 748 shares of the Company's Series 10 Preferred pursuant to the terms of the Series 10 Preferred. The issuance of the Common Stock was made in a private placement pursuant to an exemption from registration under Section 4(2) and/or Section 3(a)9 of the Securities Act. As of the conclusion of the described conversion, there were 2,252 shares of Series 10 Preferred remaining outstanding, all of which were held by RBB Bank.

  During May 1999, the Company issued certain shareholders of Chem-Con/Chem-Met, 1,500,000 shares of the Company's Common Stock relating to the acquisition of Chem-Con/Chem-Met. See Note 3 for further discussion of the above referenced acquisition.

  Pursuant to the terms of an Asset Purchase Agreement (the "Agreement"), effective as of April 1, 1998, by and among the Company's wholly-owned subsidiary Perma-Fix of Ft. Lauderdale, Inc., a Florida corporation ("PFFL") and Action Environmental Corp., a Florida corporation ("Action"), Lewis R. Goodman ("Goodman") and Evelio Acosta ("Acosta"), the Company issued to Action 108,207 share of Common Stock as consideration for the purchase by PFFL of all or substantially all of the assets of Action. The closing of the transaction occurred on April 15, 1998. The Agreement specifies that the Common Stock delivered to Action is to have a value of $207,000 as of April 1, 1999, based upon the closing price of the Common Stock as quoted on the National Association of Securities Dealers SmallCap Quotation market ("NASDAQ") for the three consecutive trading days ending with the day before April 1, 1999. The Agreement specifies that in the event the value of the Common Stock issued to Action as of April 1, 1998, is less than $207,000, PESI is to issue to Action that number of shares of Common Stock necessary to make the value of the aggregate shares of Common Stock issued to Action under the Agreement equal to approximately $207,000 as of April 1, 1999. The Company issued 94,967 shares of Common Stock to Action in July 1999 pursuant to the terms of the Agreement. Regarding the 94,967 shares of Common Stock, Action requested that 65,823 shares be issued to Hesco Sales, Inc., a creditor of Action, 14,572 shares be issued to Goodman and 14,572 shares be issued to Acosta. The issuance of Common Stock pursuant to the Action Agreement was a private placement under Section 4(2) of the Securities Act and/or Rule 506 of Regulation D as promulgated under the Securities Act.

             PERMA-FIX ENVIRONMENTAL SERVICES, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          PART I, ITEM 2

Forward-Looking Statements
  Certain statements contained within this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than statements of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things, (i) ability to fund capital expenditures by a combination of lease financing and/or internally generated funds,
(ii) the ability to integrate the Chem-Con companies in a cost effective and efficient manner, (iii) anticipated financial performance, (iv) ability to comply with the Company's general working capital requirements, (v) ability to retain or receive certain permits, (vi) ability to be able to continue to borrow under the Company's revolving line of credit, (vii) ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and the Company's facilities in Memphis, Tennessee, Valdosta, Georgia, and Detroit, Michigan, (viii) ability to remediate certain contaminated sites for projected amounts, and
(ix) all other statements which are not statements of historical fact. While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) general economic conditions, (ii) material reduction in revenues, (iii) inability to collect in a timely manner a material amount of receivables, (iv) increased competitive pressures, (v) the ability to maintain and obtain required permits and approvals to conduct operations, (vi) the ability to develop new and existing technologies in the conduct of operations, (vii) overcapacity in the environmental industry, (viii) discovery of additional contamination or expanded contamination at a certain Dayton, Ohio, property formerly leased by the Company or the Company's facilities at Memphis, Tennessee, Valdosta, Georgia and Detroit, Michigan, which would result in a material increase in remediation expenditures, (ix) determination that PFM is the source of chlorinated compounds at the Allen Well Field, (x) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, (xi) potential increases in equipment, maintenance, operating or labor costs, (xii) management retention and development, (xiii) the requirement to use internally generated funds for purposes not presently anticipated, (xiv) inability to operate profitably, or if unable to become profitable, the inability to secure additional liquidity in the form of additional equity or debt. The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations

  The table below should be used when reviewing management's discussion and analysis for the nine months ended September 30, 1999 and 1998:

                                        Three Months Ended                           Nine Months Ended
                                           September 30,                               September 30,
                             _____________________________________     _______________________________________
Consolidated                  1999       %         1998        %         1999        %         1998        %
____________                 ______    _____      ______     ______    _______     _____     _______     _____
Net Revenues                $13,858    100.0     $ 8,065     100.0     $32,243     100.0     $22,291     100.0
Cost of Goods Sold            9,223     66.6       5,292      65.6      21,332      66.2      15,317      68.7
   Gross Profit               4,635     33.4       2,773      34.4      10,911      33.8       6,974      31.3

Selling, General &
  Administrative              3,014     21.7       1,708      21.2       7,147      22.2       4,942      22.2
Depreciation/Amortization       771      5.6         531       6.6       1,887       5.9       1,566       7.0
  Income from
    Operations              $   850      6.1     $   534       6.6     $ 1,877       5.8      $  466       2.1

Interest Expense               (257)    (1.9)        (95)     (1.2)       (375)     (1.2)       (364)     (1.6)
Preferred Stock
   Dividends                    (57)    (0.4)       (498)     (6.2)       (247)     (0.8)       (674)     (3.0)
Gain on Preferred
   Stock Redemption             188      1.4           -         -         188       0.6           -         -

Summary   Three and Nine Months Ended September 30, 1999 and 1998
________________________________________________________________
  We provide services through two reportable operating segments. The Waste Management Services segment is engaged in on-and off-site treatment, storage, disposal and processing of a wide variety of by-products and industrial and hazardous wastes. This segment competes for materials and services with numerous regional and national competitors to provide comprehensive and cost-effective Waste Management Services to a wide variety of customers in the Midwest, Southeast and Southwest regions of the country. We operate and maintain facilities and businesses in the waste by-product brokerage, on-site treatment and stabilization, and off-site blending, treatment and disposal industries. Effective June 1, 1999, we acquired three additional facilities, with similar lines of business as those currently operating within this waste management services segment. The facilities acquired were Chemical Conservation Corporation, Chemical Conservation of Georgia, Inc. and Chem-Met Services, Inc. (collectively, "Chem-Con/Chem-Met") which are further described in Note 3 to Notes to Consolidated Financial Statements. Our Consulting Engineering segment provides a wide variety of environmental related consulting and engineering services to industry and government. Through our wholly-owned subsidiaries in St. Louis, Missouri and Tulsa, Oklahoma, the Consulting Engineering segment provides oversight management of environmental restoration projects, air and soil sampling, compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities.

  Consolidated net revenues increased to $13,858,000 from $8,065,000 for the quarter ended September 30, 1999, as compared to the same quarter in 1998. This increase of $5,793,000 or 71.8% is attributable to both the Waste Management Services segment which experienced an increase in revenues of $5,402,000, including approximately $6,544,000 of additional revenue resulting from the Chem-Con/Chem-Met acquisition on June 1, 1999, and the Consulting Engineering segment which experienced an increase in revenues of $391,000. Consolidated net revenues increased to $32,243,000 from $22,291,000 for the nine-month period ended September 30, 1999, as compared to the corresponding nine month period in 1998. This increase of $9,952,000 or 44.6% is principally attributable to the Waste Management Services segment which experienced an increase in revenues of $9,596,000, including approximately $8,889,000 of additional revenue resulting from the above referenced Chem-Con/Chem-Met acquisition. We recognized revenue growth across all of the operating facilities, which was partially offset by reductions in certain of the offsite/service related operations.

  Cost of goods sold for the Company increased $3,931,000 or 74.3% for the quarter ended September 30, 1999, as compared to the quarter ended September 30, 1998. This consolidated increase in cost of goods sold reflects principally the increased operating, disposal and transportation costs, corresponding to the increased revenue of 71.8% as discussed above. The resulting gross profit for the quarter ended September 30, 1999, increased $1,862,000 to $4,635,000, which as a percentage of revenue is 33.4%, reflecting a decrease from the corresponding quarter in 1998 percentage of revenue of 34.4%. Cost of goods sold also increased $6,015,000 or 39.3% for the nine-month period ended September 30, 1999, as compared to the nine-month period ended September 30, 1998. As with the quarter, this increase is a direct result of the increased revenue of 44.6%, as discussed above. The resulting gross profit for the nine months of 1999 increased $3,937,000 to $10,911,000 which as a percentage of revenue is 33.8%, also reflecting an increase over the corresponding nine month period of 1998 percentage of revenue of 31.3%. We continue to focus on reduced operating costs and improved gross margins, as reflected by our nine-month 1999 gross margin, which showed improvement from 31.3% in 1998 to 33.8% in 1999. Our greatest success has been within the operating facilities of the Waste Management Services segment. However, depending upon the nature of the revenue and product mix we will at times experience increased costs and reduced gross margins for a given period, as reflected in the third quarter 1999.

  Selling, general and administrative expenses increased $1,306,000 or 76.5% for the quarter ended September 30, 1999, as compared to the quarter ended September 30, 1998. As a percentage of revenue, selling, general and administrative expense increased slightly to 21.7% for the quarter ended September 30, 1999, compared to 21.2% for the same period in 1998. Selling, general and administrative expenses also increased for the nine-month period of 1999, as compared to 1998, by $2,205,000 or 44.6%. However, as a percentage of revenue, selling, general and administrative expense has remained consistent for the nine months of 1999 as compared to 1998 at 22.2% of revenue. The increase in selling, general and administrative expenses is partially due to the addition of Chem-Con/Chem-Met, which directly contributed $1,490,000 of this nine month increase, as well as the increased expenses associated with additional sales and marketing efforts as we continue to refocus the business segments into new environmental markets, such as nuclear and mixed waste, and the additional administrative overhead associated with our research and development efforts. We have continued to expense in the current period all research and development costs associated with the development of various technologies which we aggressively pursued during 1999.

  Depreciation and amortization expense for the nine-month period ended September 30, 1999, reflects an increase of $321,000 as compared to the same period of 1998. This increase is principally attributable to the acquisition of Chem-Con/Chem-Met, effective June 1, 1999, for which depreciation of $175,000 and amortization expense of $154,000 were recorded during the four months of 1999 since their acquisition. This acquisition also principally accounted for the change in the quarter ended September 30, 1999.

  Interest expense increased $162,000 for the quarter ended September 30, 1999, as compared to the corresponding period of 1998, excluding discontinued operations. Interest expense also increased by $11,000 for the nine month period ending September 30, 1999, as compared to the corresponding period of 1998, excluding discontinued operations. The increase in interest expense for both the three and six month periods ended September 30, 1999, are a direct result of the increased borrowing levels on the Congress Financial Corporation revolving and term loan and new debt incurred during the acquisition of Chem-Con/Chem-Met. In conjunction with the acquisition of Chem-Con/Chem-Met, certain debt was consolidated into the Congress Financial Corporation revolving and term loan and additional borrowings were made to fund certain settlements and repayments in conjunction with the acquisition, which resulted in increased borrowing levels in June and throughout the third quarter of 1999. See Notes 3 and 4 to Notes to Consolidated Financial Statements for additional disclosure on the Chem-Con/Chem-Met acquisition and Congress Financial Corporation debt. Interest expense for discontinued operations was $221,000 for the nine-month period ended September 30, 1999, specifically identified to such operations, including that debt specifically incurred under the Company's revolving and term loan facility. See Note 2 to Notes to Consolidated Financial Statements regarding discontinued operations.

  Preferred Stock dividends decreased $427,000 for the nine-month period ended September 30, 1999, as compared to the corresponding period of 1998. Preferred Stock dividends also decreased $441,000 for the quarter ended September 30, 1999, as compared to the same quarter of 1998. The decreases in both the three and nine month periods ended September 30, 1999, are principally a result of a dividend of approximately $383,000 as recorded in the third quarter of 1998 related to the fiscal 1998 sale of the Series 10 Preferred Stock. Also contributing to this 1999 decrease is the conversion of $4,563,000 of the Convertible Preferred Stock into Common Stock on April 20, 1999, of the total of $9,850,000 outstanding prior to such conversion.

  Pursuant to the terms of the Series 12 Preferred Stock and Series 13 Preferred Stock, we redeemed 300 shares or $300,000 and 450 shares or $450,000 respectively, of the Preferred Stock on July 15, 1999. The redemption was done at the Preferred Stock's original face value and resulted in a gain on Preferred Stock redemption of $188,000. See Note 7 to Notes to Consolidated Financial Statements regarding the Preferred Stock.

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

Liquidity and Capital Resources of the Company
  At September 30, 1999, the Company had cash and cash equivalents of $826,000, including $43,000 from discontinued operations. This cash and cash equivalents total reflects an increase of $50,000 from December 31, 1998, as a result of net cash used in continuing operations of $61,000, cash used by discontinued operations of $789,000, cash used in investing activities of $2,890,000 (principally purchases of equipment, net totaling $1,357,000, net cash used to fund the acquisition totaling $2,616,000 and as a partial offset, the change or reduction in restricted cash of $1,060,000) and cash provided by financing activities of $3,790,000 (principally additional borrowing under the revolving loan and term note facility pursuant to the acquisition). Accounts receivable, net of allowances for doubtful accounts, totaled $11,970,000, an increase of $6,020,000 over the December 31, 1998, balance of $5,950,000. This increase in accounts receivable represents the addition of the Chem-Con/Chem-Met receivables as acquired effective June 1, 1999, in the amount of $4,146,000 and the increase of $1,874,000 resulting from the increased revenues during the third quarter of 1999.

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

  In connection with the acquisition of Chem-Con/Chem-Met on May 27, 1999, Congress, the Company, and the Company's subsidiaries, including Chem-Con/Chem-Met entered into the Loan Amendment, as described in Note 4 to Notes to Consolidated Financial Statements. The Loan Amendment became effective on June 1, 1999, when the Stock Purchase Agreements were consummated. Payments under the term loan commenced on June 1, 1999, with monthly principal payments of approximately $78,000 and a final balloon payment in the amount of $938,000 on June 1, 2002. The Company incurred approximately $40,000 in additional financing fees relating to the closing of this amendment, which is being amortized over the remaining term of the agreement.

  As of September 30, 1999, borrowings under the revolving loan agreement were approximately $5,265,000, an increase of $5,168,000 over the December 31, 1998, balance of $97,000. This increase represents $2,799,000 funded pursuant to the Chem-Con/Chem-Met acquisition on June 1, 1999, $766,000 funded for the redemption of Preferred Stock, including dividends thereon, during July 1999 and $1,603,000 for capital expenditure and general working capital needs. The balance under the Congress term loan at September 30, 1999, was $3,438,000, an increase of $1,511,000 over the December 31, 1998, balance of $1,927,000. This increase represents $2,083,000 funded pursuant to the Chem-Con/Chem-Met acquisition on June 1, 1999, partially offset by scheduled repayments of $572,000. We funded through the revolving and term loan a total of $4,882,000 pursuant to the Chem-Con/Chem-Met acquisition excluding legal, professional and other closing fees, of which $2,651,000 represented the repayment of certain debt obligations, $1,192,000 represented payment of certain settlement obligations and $1,000,000 of the cash consideration as paid to the former owners of Chem-Con/Chem-Met. As of September 30, 1999, the Company's borrowing availability under the Congress credit facility, based on its then outstanding eligible accounts receivable, was approximately $1,293,000.

  Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of Chem-Con/Chem-Met, a portion of the consideration was paid in the form of three promissory notes, in the aggregate amount of $4,700,000 payable to the former owners of the Company. The promissory notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years with the first installment due on July 1, 1999.
The three promissory notes have an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the three promissory notes total $4,493,000 at September 30, 1999, of which $858,000 is due over the next twelve months. Payment of such promissory notes are guaranteed by Chem-Met under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by Chem-Met. See Note 3 to Notes to Consolidated Financial Statements for further discussion of the above referenced acquisition.

  At September 30, 1999, we had $15,195,000 in aggregate principal amounts of outstanding debt, related to continuing operations, as compared to $3,014,000 at December 31, 1998. This increase in outstanding debt of $12,181,000 reflects the net borrowings on the Congress Financial Corporation revolving loan and term note facility of $6,679,000 principally related to the Chem-Con/Chem-Met acquisition as discussed above, $4,700,000 in the form of three new promissory notes in payment of a portion of the consideration for the Chem-Con/Chem-Met acquisition as discussed above, approximately $425,000 in various capital lease obligations assumed in conjunction with the acquisition of Chem-Con/Chem-Met and $826,000 of debt related to new capital equipment at several of our existing facilities, less scheduled principal payments of $449,000, excluding revolving loan and term note payments. As of September 30,

1999, we had $7,000 in aggregate principal amounts of outstanding debt related to PFM discontinued operations, all of which is classified as current.

  Our net purchases of new capital equipment for continuing operations for the three and nine month periods ended September 30, 1999, totaled approximately $817,000 and $1,934,000, respectively, of which $355,000 and $577,000, respectively, was financed. We have budgeted capital expenditures of $2,500,000 for 1999 related to the original Perma-Fix locations, which includes completion of certain current projects, as well as other identified capital and permit compliance purchases. We have not completed as of yet a capital asset budget for the Chem-Con/Chem-Met facilities for the reminder of 1999. However, we do not foresee significant capital asset requirements in the short term. We anticipate funding the remainder of these capital expenditures by a combination of lease financing with lenders other than the equipment financing arrangement discussed above, and/or internally generated funds.

  Our working capital position at September 30, 1999, was a deficit of $639,000, as compared to capital of $372,000 at December 31, 1998, which reflects a decrease in this position of $1,011,000 during this first nine months of 1999. We did however improve our deficit position by $396,000 from the June 1999 working capital position. This reduced working capital position is principally a result of the impact of the Chem-Con/Chem-Met acquisition. The consideration was paid in the form of cash, notes and debt, with the cash portion being $1,000,000, a portion of which came from current cash and a portion funded through the Congress long term revolving loan. The Congress term loan was also increased by $2,083,000 pursuant to this acquisition, which resulted in an increase of $313,000 in the current portion of the term loan debt. Additionally, as of September 30, 1999, the acquired Chem-Con/Chem-Met companies had a deficit working capital position of approximately $19,000. See Note 3 to Notes to Consolidated Financial Statements for further discussion on this acquisition.

  On April 20, 1999, the Company and RBB Bank entered into an agreement to restructure the Company's Convertible Preferred Stock held by RBB Bank, which totaled approximately $9.5 million. The restructuring was accomplished through two exchange agreements ("First Exchange Agreement" and "Second Exchange Agreement") which are further described in Note 7 to Notes to Consolidated Financial Statements. Under the restructuring the Company and RBB Bank:

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

  The Company financed the redemption of $750,000 of Convertible Preferred Stock through borrowings under its revolving credit facility. As of the date of this report, the Company does not intend, in the foreseeable future, to redeem the outstanding Convertible Preferred Stock currently held by RBB Bank as the Company believes that its available liquidity should be used primarily for working capital purposes.

  As discussed above, on June 1, 1999, the Company purchased all of the outstanding stock of Chem-Con/Chem-Met and paid $8.7 million, as follows: (i) $1 million in cash, (ii) five (5) year promissory notes totaling the original principal amount of $4.7 million, bearing an annual rate of interest of 5.5% for the first three years and 7% for the last two years, with principal and accrued interest payable in monthly installments of approximately $90,000 each, and (iii) $3 million payable in the form of 1.5 million shares of the Company's Common Stock based on each share having an agreed value of $2.00. If the average of the closing price of the Company's Common Stock as quoted on the NASDAQ for the five (5) trading days immediately preceding the date eighteen (18) months after June 1, 1999 ("Valuation Date") is less than $2.00 per share, the Company is to pay in cash or Common Stock or a combination thereof, at the Company's option, the difference between $3 million and the value of the 1.5 million shares of Common Stock based on the five (5) trading day average as quoted on the NASDAQ immediately preceding the Valuation Date. Under the Company's loan agreement, the Company may pay such amount, if any, only in Common Stock unless the lender agrees that the Company may satisfy such in whole or in part in cash. However, the Company is not to issue in connection with the acquisition of Chem-Con/Chem-Met more than 18% of the outstanding shares of Common Stock at the closing of the acquisition of Chem-Con/Chem-Met.

  The Company funded the cash portion of the purchase price for Chem-Con/Chem-Met through borrowings under its revolving credit facility as discussed above and will fund the payment of the promissary notes issued as a part of the purchase price by borrowings under its revolving credit facility and/or working capital generated from operations.

  In addition, the Company arranged with its lenders to include within its revolving credit facility Chem-Con/Chem-Met and, as a result, increased its credit facility from approximately $7 million to approximately $11 million, and used the expanded credit facility
(a) to pay certain claims against Chem-Con/Chem-Met totaling approximately $1,192,000 million and (b) to replace approximately $2,651,000 million of Chem-Con/Chem-Met existing credit facilities.

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

  The Company routinely uses third party disposal companies, who ultimately destroy or secure landfill residual materials generated at its facilities or at a client's site. The Company, compared to its competitors, disposes of significantly less hazardous or industrial by-products from its operations due to rendering material non-hazardous, discharging treated wastewaters to publicly-owned treatment works and/or processing wastes into saleable products. In the past, numerous third party disposal sites have improperly managed wastes and require remedial action; consequently, any party utilizing these sites may be liable for some or all of the remedial costs. Despite the Company's aggressive compliance and auditing procedures for disposal of wastes, the Company could, in the future, be notified that it is a PRP at a remedial action site, which could have a material adverse effect on the Company.

  During January 1998, PFM was notified by the EPA that it believed that PFM was a PRP regarding the remediation of a site owned and operated by W.R. Drum, Inc. ("WR Drum") in Memphis, Tennessee (the "Drum Site"), as further discussed in Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. During the third quarter of 1998, the government agreed to PFM's offer to pay $225,000 ($150,000 payable at closing and the balance payable over a twelve-month period) to settle any potential liability regarding this Drum Site. During January 1999, the Company executed a "Partial Consent Decree" pursuant to this settlement, which settlement was subject to approval of the court. The settlement was approved in September 1999 and the initial payment of $150,000 was paid in October 1999.

  In addition to budgeted capital expenditures of $2,500,000 for 1999 at the TSD facilities, which are necessary to maintain permit compliance and improve operations, as discussed above in this Management's Discussion and Analysis, we have also budgeted for 1999 an additional $437,000 in environmental expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at two locations. The two locations where these expenditures will be made are a parcel of property leased by a predecessor to PFD in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, and PFM's facility in Memphis, Tennessee. We have estimated the expenditures for 1999 to be approximately $222,000 at the EPS site and $215,000 at the PFM location of which $104,000 and $112,000 respectively, were spent during the first nine months of 1999. Additional funds will be required for the next five to ten years to properly investigate and remediate these sites. We expect to fund these expenses to remediate these two sites from funds generated internally, however, no assurances can be made that we will be able to do so.

  We also recognized long-term environmental accruals totaling $4,319,000 related to the Chem-Con/Chem-Met facilities acquired effective June 1, 1999, of which we anticipate spending approximately $1,090,000 over the next twelve months. This amount represents management's estimate of the long-term costs to remove contaminated soil and to undergo groundwater remediation activities at two of the Chem-Con/Chem-Met acquired facilities, Valdosta, Georgia and Detroit, Michigan. Both facilities have pursued remedial activities for the last five years with additional studies forthcoming and potential groundwater restoration could extend for a period of ten years. No insurance or third party recovery was taken into account in determining our cost estimates or reserve, nor do our cost estimates or reserve reflect any discount for present value purposes.

Recent Accounting Pronouncements
    In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. FAS 133, as amended by FAS 137, is effective for periods beginning after June 15, 2000. Historically and as of the date of this report, we have not entered into derivative contracts. Accordingly, FAS 133 is not expected to affect our financial statements.

             PERMA-FIX ENVIRONMENTAL SERVICES, INC.
   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
                         PART I, ITEM 3

  The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on the Company's variable rate loan arrangements with Congress, as described under Note 4 to Notes to Consolidated Financial Statements. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Item 2.   Changes in Securities and Use of Proceeds
          ________________________________________
     (c) During the quarter ended September 30, 1999, the Company sold or entered into an agreement to sell, equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), other than as previously reported, as such term is defined under Rule 12b-2 of the Exchange Act of 1934, as amended (the "Exchange Act"), as follows:

     (i)      Pursuant to the terms of an Asset Purchase
Agreement (the "Agreement"), effective as of April 1, 1998, by and among the Company's wholly-owned subsidiary Perma-Fix of Ft. Lauderdale, Inc., a Florida corporation ("PFFL") and Action Environmental Corp., a Florida corporation ("Action"), Lewis R. Goodman ("Goodman") and Evelio Acosta ("Acosta"), the Company issued to Action 108,207 share of Common Stock as consideration for the purchase by PFFL of all or substantially all of the assets of Action. The closing of the transaction occurred on April 15, 1998. The Agreement specifies that the Common Stock delivered to Action is to have a value of $207,000 as of April 1, 1999, based upon the closing price of the Common Stock as quoted on the National Association of Securities Dealers SmallCap Quotation market ("NASDAQ") for the three consecutive trading days ending with the day before April 1, 1999. The Agreement specifies that in the event the value of the Common Stock issued to Action as of April 1, 1998, is less than $207,000, PESI is to issue to Action that number of shares of Common Stock necessary to make the value of the aggregate shares of Common Stock issued to Action under the Agreement equal to approximately $207,000 as of April 1, 1999. The Company issued 94,967 shares of Common Stock to Action in July 1999 pursuant to the terms of the Agreement. Regarding the 94,967 shares of Common Stock, Action requested that 65,823 shares be issued to Hesco Sales, Inc., a creditor of Action, 14,572 shares be issued to Goodman and 14,572 shares be issued to Acosta. The issuance of Common Stock pursuant to the Action Agreement was a private placement under Section 4(2) of the Securities Act and/or Rule 506 of Regulation D as promulgated under the Securities Act.

     (ii) During August 1999, the Company issued to RBB Bank 62,386 shares of the Company's Common Stock in payment of $101,000 in accrued and unpaid dividends from January 1, 1999, to June 30, 1999, relating to certain outstanding series of the Company's Preferred Stock in accordance with the terms of such Preferred Stock. The issuance of the above described shares of Common Stock in payment of accrued and unpaid dividends in connection the Company's Preferred Stock were issued pursuant to an exemption from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D as promulgated under the Act.

     (iii) During August 1999, the Company issued to the Infinity Fund, L.P. ("Infinity") 4,306 shares of the Company's Common Stock in payment of $7,000 in accrued and unpaid dividends from January 1, 1999, to June 30, 1999, relating to certain outstanding series of the Company's Preferred Stock held by Infinity in accordance with the terms of such Preferred Stock. The issuance of the above described shares of Common Stock in payment of accrued and unpaid dividends in connection with the Company's Preferred Stock were issued pursuant to an exemption from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated under the Act.

Item 6.  Exhibits and Reports on Form 8-K
         ________________________________
         (a)  Exhibits

               27   Financial Data Sheet

         (b)  Reports on Form 8-K

          A current report on Form 8-K/A (Item 7 - Financial Statements and Exhibits), dated June 1, 1999, was filed on August 16, 1999, to provide certain financial information regarding the acquisition of Chem-Con/Chem-Met, which was previously reported in a current report on Form 8-K (Item 2 - Acquisition or Disposition of Assets,
          Item 5 - Other Events and Item 7 - Financial Statements and Exhibits) dated June 1, 1999, filed on June 16, 1999.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PERMA-FIX ENVIRONMENTAL SERVICES, INC.



Date: November 18, 1999      By: /s/ Dr. Louis F. Centofanti
                                 __________________________________
                                 Dr. Louis F. Centofanti
                                 Chairman of the Board
                                 Chief Executive Officer



                             By:  /s/ Richard T. Kelecy
                                 __________________________________
                                 Richard T. Kelecy
                                 Chief Financial Officer