Form 10-Q/A
period 1999-09-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2000-01-18
CIK 891532

==================================================================


                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                       ____________________

                            Form 10-Q/A

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

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

                                            September 30,
Amounts in Thousands,                           1999          December 31,
Except for Share Amounts                     (Unaudited)          1998
__________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $    4,874     $     2,422
  Accrued expenses                                6,900           3,369
  Revolving loan and term note facility             938             625
  Current portion of long-term debt               1,371             302
  Current liabilities of discontinued
    operations                                      908             863
                                              _________     ___________
        Total current liabilities                14,991           7,581

Environmental accruals                            4,112             520
Accrued closure costs                               956             715
Long-term debt, less current portion             12,886           2,087
Long term liabilities of discontinued
  operations                                        974           1,892
                                             __________      __________
        Total long-term liabilities              18,928           5,214

Commitments and contingencies (see Note 5)            -               -

Stockholders' equity:
  Preferred Stock, $.001 par value;
     2,000,000 shares authorized, 4,537 and
     9,850 shares issued and outstanding,
     respectively                                     -               -
  Common Stock, $.001 par value; 50,000,000
     shares authorized, 21,474,219 and
     13,215,093 shares issued, including
     988,000 and 943,000 shares held as
     treasury stock, respectively                    21              13
  Redeemable warrants                                 -             140
  Additional paid-in capital                     42,342          39,769
  Accumulated deficit                           (20,711)        (22,157)
                                             __________      __________
                                                 21,652          17,765
  Less Common Stock in treasury at cost;
     988,000 and 943,000 shares issued and
     outstanding, respectively                   (1,862)         (1,812)
                                             __________      __________
        Total stockholders' equity               19,790          15,953
                                             __________      __________
      Total liabilities and stockholders'
        equity                               $   53,709      $   28,748
                                             ==========      ==========



            The accompanying notes are an integral part of
               these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                           Three Months Ended     Nine Months Ended
                                              September 30,          September 30,
(Amounts in Thousands,                     __________________     _________________
Except for Share Amounts)                    1999       1998      1999        1998
___________________________________________________________________________________
Net revenues                                 $13,858    $8,065     $32,243    $22,291

Cost of goods sold                             9,223     5,292      21,332     15,317
                                             _______    ______     _______    _______
        Gross profit                           4,635     2,773      10,911      6,974

Selling, general and administrative expenses   3,014     1,708       7,147      4,942

Depreciation and amortization                   771       531       1,887      1,566
                                             _______    ______     _______    _______
        Income from operations                   850       534       1,877        466

Other income (expense):
  Interest income                                16         10          34         27
  Interest expense                             (257)       (95)       (375)      (364)
  Other                                         (11)        40         (31)       172
                                             ______     ______       ______  ________
        Net income                              598        489       1,505        301

Preferred Stock dividends                      (57)       (498)       (247)      (674)

Gain on Preferred Stock Redemption             188           -         188          -
                                             ______     ______       ______   ________
        Net income (loss) applicable
          to Common Stock                   $  729     $    (9)     $ 1,446   $   (373)
                                            =======    =======      =======   =========

            _______________________________________________

Net income (loss) per share

        Basic                              $    .04   $     -      $   .09    $   (.03)
                                            =======    ======      =======    ========
        Fully diluted                      $    .03   $     -      $   .08    $   (.03)
                                            =======    ======      =======    ========
Number of shares and Common Stock
  equivalents used in computing net
  income (loss) per share:

        Basic                               20,386     12,164       16,472     11,947
                                           =======     ======      =======   ========
        Fully diluted                       24,183     12,164       20,104     11,947
                                           =======     ======      =======   ========

            The accompanying notes are an integral part of
                the consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                       Nine Months Ended
                                                          September 30,
(Amounts in Thousands                               _________________________
Except for Share Amounts)                               1999          1998
_____________________________________________________________________________
Cash flows from operating activities:
  Net income from continuing operations             $    1,505     $      301
  Adjustments to reconcile net income
     to cash provided by (used in) operations:
  Depreciation and amortization                          1,887          1,566
  Provision for bad debt and other reserves                 25             30
  Gain on sale of plant, property and equipment            (19)           (12)
  Changes in assets and liabilities, net of effects
     from business acquisitions:
  Accounts receivable                                   (1,968)           (97)
  Prepaid expenses, inventories and other assets          (390)         1,112
  Accounts payable and accrued expenses                 (1,101)          (713)
                                                      _________    __________
     Net cash provided by (used in) continuing
         operations                                        (61)         2,187

Net cash used by discontinued operations                  (789)          (903)

Cash flows from investing activities:
  Purchases of property and equipment, net              (1,357)        (1,640)
  Proceeds from sale of plant, property and equipment       65             14
  Change in restricted cash, net                         1,060            196
  Cash used for acquisition consideration               (1,000)             -

  Net cash used for acquisition settlements             (1,616)             -

  Net cash used by discontinued operations                 (42)            (4)
                                                      _________       ___________
     Net cash used in investing activities              (2,890)        (1,434)


Cash flows from financing activities:
  Borrowings (repayments) of revolving loan and term
    note facility                                        4,668         (2,028)
  Principal repayments on long-term debt                  (450)          (186)
  Proceeds from issuance of long term debt                 250              -
  Redemption of Preferred Stock                           (750)             -
  Purchase of treasury stock                               (49)             -
  Proceeds from issuance of stock                          142          2,915
  Net cash used by discontinued operations                 (21)           (52)
                                                    __________    ___________
     Net cash provided by financing activities           3,790            649

Increase in cash and cash equivalents                       50            499

Cash and cash equivalents at beginning of period
  including discontinued operations of $0, and
  $12, respectively                                        776            326
                                                   ___________    ___________
Cash and cash equivalents at end of period,
  including discontinued operations of $43, and
  $(2) respectively                               $        826    $       825
                                                   ===========    ===========
Supplemental disclosure:
  Interest and dividends paid                     $        755    $       455
Non cash investing and financing activities:
  Issuance of Common Stock for services                     15            230
  Issuance of Common Stock for payment of
     dividends                                             221            359
  Long-term debt incurred for purchase of
     property and equipment                                577            330
  Long-term debt incurred for acquisition                4,700              -
  Issuance of stock for acquisition                      3,000              -


             The accompanying notes are an integral part of
                these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited for the nine  months ended September 30, 1999)

                                                                                                                     Common
                                                                                           Additional                Stock
Amounts in Thousands,               Preferred Stock       Common Stock       Redeemable    Paid-In      Accumulated  Held in
_________________________________________________________________________________________________________________________________
Except for Share Amounts            Shares   Amount     Shares     Amount    Warrants      Capital      Deficit      Treasury
Balance at December 31, 1998        9,850    $    -   13,215,093   $   13    $     140     $39,769     $(22,157)    $(1,812)

Net income                              -         -            -        -            -           -        1,505           -
Preferred Stock dividends               -         -            -        -            -           -         (247)          -
Gain on Preferred Stock redemption      -         -            -        -            -        (188)         188           -
Issuance of Common Stock for
  Preferred Stock dividend              -         -      152,494        -            -         221            -           -
Issuance of Common Stock in exchange
  for warrants                          -         -      200,000        -            -           -            -           -
Issuance of Common Stock
  for acquisition                       -         -    1,594,967        2            -       2,998            -           -
Issuance of stock for cash and
  services                              -         -       54,003        -            -          65            -           -
Conversion of Preferred Stock
  to Common                        (4,563)        -    6,119,135        6            -          (6)           -           -
Redemption of Preferred Stock        (750)        -            -        -            -        (750)           -           -
Redemption of Common Stock
  to Treasury Stock                     -         -            -        -            -           -            -         (50)
Exercise of warrants                    -         -       97,227        -            -          48            -           -
Option Exercise                         -         -       41,300        -            -          45            -           -
Expiration of redeemable warrants       -         -            -        -         (140)        140            -           -
                                  _______    ______   __________   ______      ________   ________     ________    ________
Balance at September 30, 1999       4,537    $    -   21,474,219   $   21      $     -   $  42,342    $ (20,711)  $  (1,862)
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

     At the date of acquisition, we also initiated the payoff of a Small Business Administration ("SBA") loan, in the full amount of $971,000. Prior to the acquisition, as required by a loan agreement between the SBA and the previous owners ("SBA Loan Agreement"), the previous owners had placed approximately $331,000 of restricted cash into an SBA trust account. Pursuant to the acquisition and terms of the SBA Loan Agreement, we placed the remaining payoff amount ($640,000) into the SBA trust account

(restricted cash), thereby fully funding the loan repayment.
The SBL loan repayment process requires various filings and notifications which take approximately sixty days, at which time funds are withdrawn from the trust account. Effective August 1, 1999, restricted cash was withdrawn from the SBA trust account and the SBA loan was repaid in full.

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

                                               Year Ended    Nine Months Ended
                                               December 31,    September 30,

(Amounts in thousands,                         ___________  ___________________
except per share amounts)                          1998       1999        1998
_______________________________________________________________________________
Net revenues                                    $ 52,352     $40,894     $38,677
Net income (loss) applicable to Common Stock      (1,046)        724         188
Net income (loss) per share                         (.08)        .04         .01
Weighted average number of common
   shares outstanding                             13,528      17,241      13,447

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

4.   Long-Term Debt
     ______________

  Long-term debt consists of the following at September 30, 1999, and December 31, 1998 (in thousands):

                                                              September 30,
                                                                 1999         December 31,
                                                              (Unaudited)       1998
                                                             ____________    ____________
Revolving loan facility dated January 15, 1998, as amended
  May 27, 1999, collateralized by eligible accounts
  receivable, subject to monthly borrowing base calcula-
  tion, variable interest paid monthly at prime rate
  plus 1 3/4.                                                $    5,265     $         97

Term loan agreement dated January 15, 1998, as amended
  May 27, 1999, payable in monthly principal installments
  of $78, balance due in June 2002, variable interest
  paid monthly at prime rate plus 1 3/4.                          3,438           1,927

Three promissory notes dated May 27, 1999, payable in
  equal monthly installments of principal and interest of
  $90 over 60 months, due June 2004, interest at 5.5% for
  first three years and 7% for remaining two years.               4,493               -

Various capital lease and promissory note obligations, payable
  1999 to 2004, interest at rates ranging from 7.5% to 13.0%.     1,999             990
                                                            ___________     ___________
                                                                 15,195           3,014
Less current portion of revolving loan and term note facility       938             625
Less current portion of long-term debt                            1,371             302
                                                             __________     ___________
                                                             $   12,886     $     2,087
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




Segment Reporting Quarter Ended 09/30/99
                                    Waste                      Segments                             Consolidated
                                   Services    Engineering      Total       Corp(2)     Memphis(3)      Total
                                   ________    ___________     _________    _______     __________   ___________
Revenue from external customers    $12,457         $1,401       $13,858     $     -     $       -      $ 13,858
Intercompany revenues                  606            105           711           -             -           711
Interest income                         16              -            16           -             -            16
Interest expense                       249            (10)          239          18             -           257
Depreciation and amortization          738             28           766           5             -           771
Segment profit (loss)                1,084            (45)        1,039         (310)           -           729
Segment assets(1)                   49,840          2,560        52,400          798          511        53,709
Expenditures for segment assets        771              1           772           45            -           817

Segment Reporting Quarter Ended 09/30/98
                                      Waste                      Segments                             Consolidated
                                    Services     Engineering       Total      Corp(2)    Memphis(3)       Total
                                    ________     ___________     ________     _______    __________   ____________
Revenue from external customers      $7,055          $1,010       $8,065      $     -    $       -      $  8,065
Intercompany revenues                   111             160          271            -            -           271
Interest income                           9               -            9            1            -            10
Interest expense                         83              12           95            -            -            95
Depreciation and amortization           509              18          527            4            -           531
Segment profit (loss)                   645              95          740         (749)           -            (9)
Segment assets(1)                    23,502           2,982       26,484        1,450          472        28,406
Expenditures for segment assets         563               8          571           42            -           613

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

Second Exchange Agreement with RBB Bank:

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

Results of Operations

  The table below should be used when reviewing management's discussion and analysis for the nine months ended September 30, 1999 and 1998:

                                        Three Months Ended                           Nine Months Ended
                                           September 30,                               September 30,
                             _____________________________________     _______________________________________
Consolidated                  1999       %         1998        %         1999        %         1998        %
____________                 ______    _____      ______     ______    _______     _____     _______     _____
Net Revenues                $13,858    100.0     $ 8,065     100.0     $32,243     100.0     $22,291     100.0
Cost of Goods Sold            9,223     66.6       5,292      65.6      21,332      66.2      15,317      68.7
                            _______    _____     _______     _____     _______     _____     _______     _____
   Gross Profit               4,635     33.4       2,773      34.4      10,911      33.8       6,974      31.3

Selling, General &
  Administrative              3,014     21.7       1,708      21.2       7,147      22.2       4,942      22.2
Depreciation/Amortization       771      5.6         531       6.6       1,887       5.9       1,566       7.0
                            _______     ____     _______     _____     _______      ____     _______      ____
  Income from
    Operations              $   850      6.1     $   534       6.6     $ 1,877       5.8     $   466       2.1
                            =======     ====     =======     =====     =======      ====     =======      =====
Interest Expense               (257)    (1.9)        (95)     (1.2)       (375)     (1.2)       (364)     (1.6)
Preferred Stock
   Dividends                    (57)    (0.4)       (498)     (6.2)       (247)     (0.8)       (674)     (3.0)
Gain on Preferred
   Stock Redemption             188      1.4           -         -         188       0.6           -         -

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

     (iii)   During August 1999, the Company issued to the
Infinity Fund, L.P. ("Infinity") 4,306 shares of the Company's Common Stock in payment of $7,000 in accrued and unpaid dividends from January 1, 1999, to June 30, 1999, relating to certain outstanding series of the Company's Preferred Stock held by Infinity in accordance with the terms of such Preferred Stock. The issuance of the above described shares of Common Stock in payment of accrued and unpaid dividends in connection with the Company's Preferred Stock were issued pursuant to an exemption from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated under the Act. The Company believes that the general conditions contained in Rule 501 and 502 of Regulation D were complied with in connection with this issuance.

     The Preferred Stock was issued to Infinity pursuant to the terms of a Subscription and Purchase Agreement in which Infinity stated, among other things, that (i) it was an "accredited investor," as such term is defined in Rule 501 of Regulation D promulgated under the Act, and has total assets in excess of $5,000,000; (ii) it had adequate means of providing for its financial needs and possible contingencies and had no need for liquidity of its investment in the Preferred Stock; (iii) it was able to bear the economic risks inherent in an investment in the Preferred Stock; (iv) it had the ability to bear the economic risk of a complete loss of its investment in the Preferred Stock; (v) it had such knowledge and experience in business, financial, investment and banking matters (including, but not limited to, investments in restricted, non-listed and non-registered securities) that it was capable of evaluating the merits, risks and advisability of an investment in the Preferred Stock; (vi) it had been previously furnished with true and complete copies of the Company's documents which had been filed with the Commission pursuant to Sections 13(a), 14(a), 14(c) or 15(d) of the Exchange Act since January 1, 1997, and that such were furnished to Infinity a reasonable time prior to the date of its purchase of the Preferred Stock; (vii) its decision to purchase the Preferred Stock was not based on any promotional, marketing or sales materials;
(viii) it was afforded, prior to purchase of the Preferred Stock, the opportunity to ask questions of, and to receive answers from, the Company with respect to the purchase of the Preferred Stock; and (ix) it had access to all documents and information which it deemed material to an investment decision with respect to the purchase of the Preferred Stock.

     Infinity further stated that (i) the Preferred Stock was being acquired solely for its own account, for investment purposes only and not with a view toward the distribution or resale to others;
(ii) it understood that there was no public market for the Preferred Stock and that while there was a public market for the Common Stock issuable upon conversion of the Preferred Stock, such Common Stock could not be transferred unless such were registered, or unless an exemption were available under various securities laws; (iii) the Company may, if it chooses, where an exemption from registration is claimed by Infinity, condition any transfer of Preferred Stock or Common Stock issued thereunder out of Infinity's name upon receiving an opinion of the Company's counsel to the effect that the proposed transfer is being effected in accordance with, and does not violate, an applicable exemption from registration, or an opinion of counsel to Infinity, which opinion is satisfactory to the Company, to the effect that registration is not required in connection with such sale or transfer and the reasons therefor; (iv) it understood that Rule 144 ("Rule 144") promulgated under the Act requires, among other conditions, a one-year holding period following full payment of the consideration therefor prior to the resale (in limited amounts) of securities acquired in a nonpublic offering without having to satisfy the registration requirements under the Act; (v) it understood that the Company made no representation or warranty regarding its satisfaction of any reporting requirements required by Rule 144 as one of the conditions of its availability; and (vi) it understood that the Preferred Stock and Common Stock issuable upon conversion of the Preferred Stock would bear a restrictive legend.

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


                              PERMA-FIX ENVIRONMENTAL SERVICES, INC.



Date: January 18, 2000        By: /s/ Louis F. Centofanti
                                 __________________________________
                                 Dr. Louis F. Centofanti
                                 Chairman of the Board
                                 Chief Executive Officer



                             By:  /s/ Richard T. Kelecy
                                 __________________________________
                                 Richard T. Kelecy
                                 Chief Financial Officer