Form 10-K
period 1999-12-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2000-04-13
CIK 891532

================================================================


                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                           Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended  December 31, 1999
                             ____________________
                                or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _______________ to _______________

                 Commission File No.    1-11596
                                       _______________

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
      (Exact name of registrant as specified in its charter)

            Delaware                               58-1954497
(State or other jurisdiction           (IRS Employer Identification Number)
of incorporation or organization)

 1940 N.W. 67th Place, Gainesville, FL                 32653
(Address of principal executive offices)             (Zip Code)

                          (352) 373-4200
                  (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
                                    Name of each exchange on
     Title of each class            which registered
______________________________     _____________________________

Common Stock, $.001 Par Value           Boston Stock Exchange
Redeemable Warrants                     Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes X   No
                         ___    ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [     ]

The aggregate market value of the voting stock held by
nonaffiliates of the Registrant as of March 29, 2000, based on the closing sale price of such stock as reported by NASDAQ on such day,
was $34,777,998.   The Company's Common Stock is listed on the
NASDAQ SmallCap Market and the Boston Stock Exchange.

As of March 29, 2000, there were 21,401,415 shares of the registrant's Common Stock, $.001 par value, outstanding, excluding 988,000 shares held as treasury stock.

================================================================

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                              INDEX


                                                        Page No.
                                                        ________
PART I
       Item 1.   Business. . . . . . . . . . . . . . . . . 1

       Item 2.   Properties. . . . . . . . . . . . . . . .12

       Item 3.   Legal Proceedings . . . . . . . . . . . .12

       Item 4.   Submission of Matters to a Vote of
                 Security Holders. . . . . . . . . . . . .13

       Item 4A.  Executive Officers of the Company . . . .13

PART II

       Item 5.   Market for Registrant's Common Equity and
                 Related Stockholder Matters. . . . . . . 15

       Item 6.   Selected Financial Data . . . . . . . . .16

       Item 7.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations. . . . . . . . . . . . . . . .17

                 Special Note Regarding Forward-Looking
                 Statements. . . . . . . . . . . . . . . .28

       Item 7A.  Quantitative and Qualitative Disclosures
                 About Market Risk . . . . . . . . . . . .28

       Item 8.   Financial Statements and Supplementary
                 Data. . . . . . . . . . . . . . . . . . .29

       Item 9.   Changes in and Disagreements with
                 Accountants on Accounting and Financial
                 Disclosure. . . . . . . . . . . . . . . .62

PART III

       Item 10.  Directors and Executive Officers of the
                 Registrant. . . . . . . . . . . . . . . .63

       Item 11.  Executive Compensation. . . . . . . . . .65

       Item 12.  Security Ownership of Certain Beneficial
                 Owners and Management . . . . . . . . . .70

       Item 13.  Certain Relationships and Related
                 Transactions. . . . . . . . . . . . . . .73

PART IV

       Item 14.  Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K . . . . . . . . .81

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

We have grown through both acquisitions and internal development. Our present objective is to focus on the operations, maximize the profit-ability and to continue the research and development of innovative technologies for the treatment of nuclear, mixed waste and industrial waste. Such research and development expenses, although important, are not considered material.

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

Operating Segments
We have eleven operating segments which represent each separate facility or location that we operate. Ten of these segments provide waste management services and one segment provides consulting engineering services as described below:

*WASTE MANAGEMENT SERVICES, which includes, off-site waste storage, treatment, processing and disposal services through our seven treatment, storage and disposal ("TSD") facilities and numerous related operations provided by our three other locations, as discussed below.

Perma-Fix of Florida, Inc. ("PFF"), located in Gainesville,
Florida, is our most uniquely permitted and licensed TSD. PFF specializes in the processing and treatment of certain types of wastes containing both low-level mixed radioactive and hazardous and non-hazardous wastes, which are known in the industry as mixed waste. PFF is one of only a few facilities nationally to operate under both a hazardous waste permit and a nuclear materials license, from which it has built its reputation based on its ability to treat difficult waste streams using unique processing technologies and its ability to provide related research and development services. Its primary services include the treatment and processing of waste Liquid Scintillation Vials (LSVs), the processing and handling of other mixed and radioactive wastes, site remediation, storage of customer wastes, research and development, as well as more typical services of hazardous and non-hazardous waste management. The LSVs are generated primarily by institutional research agencies and biotechnical companies. These wastes contain mixed (low-level) radioactive materials and hazardous waste (flammable) constituents. Management believes that PFF currently processes approximately 80% of the available LSV waste in the country. The business has expanded into receiving and handling other types of mixed wastes primarily from the nuclear utilities, the U.S. Department of Energy ("USDOE") and other government facilities as well as select mixed waste field remediation projects. PFF manages the activities at the facility under a license from the State of Florida Office of Radiation Control and a Resource Conservation and Recovery Act ("RCRA") Part B permit.

Perma-Fix Treatment Services, Inc. ("PFTS") is a RCRA permitted TSD facility located in Tulsa, Oklahoma. PFTS stores and treats hazardous waste liquids, provides waste transportation and disposal via its on-site Class I Injection Well located at the facility. The injection well is permitted for the disposal of non-hazardous liquids and characteristic hazardous wastes that have been treated to remove the hazardous characteristic. PFTS operates a non-hazardous wastewater treatment system for oil and solids removal, a corrosive treatment system for neutralization and metals precipitation, and a container stabilization system. The injection well is controlled by a state-of-the-art computer system to assist in achieving compliance with all applicable state and federal regulations.

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

Perma-Fix of Ft. Lauderdale, Inc. ("PFL") is a permitted facility located in Ft. Lauderdale, Florida. PFL collects and treats hazardous wastewaters, oily wastewaters, used oil and other off-specification petroleum-based products, some of which may potentially be recycled into usable products. Key activities at PFL include process cleaning and material recovery, production and sales of on-specification fuel oil, custom tailored waste management programs and hazardous material disposal and recycling materials from generators such as the cruise line and marine industries.

Chemical Conservation Corporation ("CCC") is a RCRA permitted TSD facility located in Orlando, Florida, which was acquired effective June 1, 1999. CCC collects, stores and treats hazardous and non-hazardous wastes out of two processing buildings, under one of our most inclusive permits. CCC is also a transporter of hazardous waste and operates a transfer facility at the site.

Chemical Conservation of Georgia, Inc. ("CCG") is a RCRA permitted TSD facility located in Valdosta, Georgia, which was acquired effective June 1, 1999. CCG provides storage, treatment and disposal services to hazardous and non-hazardous waste generators throughout the United States, in conjunction with the utilization of the CCC facility and transportation services. CCG operates a hazardous waste storage facility that primarily blends and processes hazardous and non-hazardous waste liquids, solids and sludges into substitute fuel or as a raw material substitute in cement kilns that have been specially permitted for the processing of hazardous and non-hazardous waste.

Chem-Met Services, Inc. ("CM") is a permitted TSD facility located in Detroit, Michigan, which was acquired effective June 1, 1999.
CM is a waste treatment and storage facility, situated on 60 acres, that treats hazardous, non-hazardous and inorganic wastes with solidification/chemical fixation and bulks, repackages and remanifests wastes that are determined to be unsuitable for treating. This large bulk processing facility utilizes a chemical fixation and stabilization process to produce a solid non-hazardous matrix that can safely be disposed of in a solid waste landfill.

Chem-Met Government Services ("CMGS") specializes in the on-site environmental and hazardous waste management, with emphasis on the management of large long-term federal and industrial on-site field service contracts. CMGS operates out of nine field service offices, located throughout the United States and Hawaii. CMGS currently manages nine (9) hazardous waste management service contracts with the Defense Reutilization & Marketing Service ("DRMS"), working closely with the above noted permitted facilities for certain transportation and waste management services.

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

For 1999, the Company's waste management services business accounted for approximately $41,753,000 or 89.9% of the Company's total revenue, as compared to approximately $26,181,000 or 85.7% for 1998, which excludes discontinued operations. Contained within this segment is the nuclear and mixed waste product line, which accounted for $4,313,000 or 9.28% of total revenue for 1999, as compared to $4,693,000 or 15.36% of total revenue for 1998, excluding discontinued operations. See under the caption "Financial Statements and Supplementary Data" for further details.

*CONSULTING ENGINEERING SERVICES, which provides environmental engineering and regulatory compliance consulting services through one subsidiary, as discussed below.

Schreiber, Yonley & Associates ("SYA") is located in St. Louis, Missouri. SYA specializes in environmental management programs, permitting, compliance and auditing, in addition to landfill design, field investigation, testing and monitoring. SYA clients are primarily industrial, including many within the cement manufacturing industry. During 1999, the business and operations of Mintech, Inc., our second engineering company located in Tulsa, Oklahoma, was merged into and consolidated with the SYA operations. SYA also provides the necessary support, compliance and training as required by our operating facilities.

During 1999 environmental engineering and regulatory compliance consulting services accounted for approximately $4,711,000 or 10.1% of our total revenue, as compared to approximately $4,370,000 or 14.3% in 1998, which excludes discontinued operations. See under the caption "Financial Statements and Supplementary Data" for further details.

Acquisition of CCC, CCG, and CM
On June 1, 1999, the Company acquired Chemical Conservation Corporation, a Florida corporation ("CCC"), Chemical Conservation of Georgia, Inc., a Georgia corporation ("CCG"), and Chem-Met Services, Inc., a Michigan corporation ("CM") for an aggregate purchase price of $8,700,000, as further described in "Item 13 Certain Relationships and Related Transactions."

Segment Information and Foreign and Domestic Operations and Export
Sales
During 1999, we were engaged in eleven operating segments. Pursuant to FAS 131, we define an operating segment as:
  * A business activity from which we may earn revenue and incur expenses;
  * Whose operating results are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and
  *  For which discrete financial information is available.

We therefore define our segments as each separate facility or location that we operate. We clearly view each business as a separate segment and make decisions based on the activity and profitability of that particular location. These segments however, exclude the Corporate headquarters which does not generate revenue and Perma-Fix of Memphis, Inc. which is reported elsewhere as a discontinued operation. See Note 4 To Notes to Consolidated Financial Statements regarding discontinued operations.

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

Most of our activities were conducted in the Southeast, Southwest and Midwest portions of the United States. We had no foreign operations or export sales during 1999.

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

A new process ("New Process") designed to remove certain types of organic hazardous constituents from soils or other solids and sludges ("Solids") has been developed by us. This New Process is designed to remove the organic hazardous constituents from the solids through a water based system. We have filed a patent application with the U.S. Patent and Trademark Office covering the New Process. As of the date of this report, we have not received a patent for the New Process, and there are no assurances that such a patent will be issued. Until development of this New Process, we were not aware of a relatively simple and inexpensive process that would remove the organic hazardous constituents from solids without elaborate and expensive equipment or expensive treating agents. Due to the organic hazardous constituents involved, the disposal options for such materials are limited, resulting in high disposal cost when there is a disposal option available. By reducing the organic hazardous waste constituents from the solids to a level where the solids may be returned to the ground, the generator's disposal options for such waste are substantially increased, allowing the generator to dispose of such waste at substantially less cost. As of the date of this report, we have only used the New Process, on a limited basis, for commercial use. As a result, there are no assurances that the New Process will perform as presently expected. It is anticipated that we will begin more extensive commercial use of the New Process in 2000. Patent applications have also been filed for processes to treat radon, selenium and other speciality materials. However, changes to current environmental laws and regulations could limit the use of the New Process or the disposal options available to the generator. See -- "Permits and Licenses."

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

CM operates under an operating license issued in 1982 as an existing facility for the treatment and storage of certain hazardous wastes. The operating license continues in effect in conjunction with the terms of a consent judgement as agreed to in 1991.

CCC operates a hazardous and non-hazardous treatment and storage facility under various permits, including a RCRA Part B permit, issued by the State of Florida.

CCG operates a hazardous treatment and storage facility under a RCRA Part B permit, issued by the State of Georgia.

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

Dependence Upon a Single or Few Customers
The majority of our revenues for fiscal 1999 have been derived from hazardous and non-hazardous waste management services provided to a variety of industrial and commercial customers. Our customers are principally engaged in research, biotechnical development, transportation, chemicals, metal processing, electronic, automotive, petrochemical, refining and other similar industries, in addition to government agencies that include the U.S. Department of Energy ("USDOE"), U.S. Department of Defense ("USDOD"), and other federal, state and local agencies. We are not dependent upon a single customer, or a few customers, the loss of any one or more would not have a material adverse effect on us. However, CMGS currently manages nine (9) hazardous waste management service contracts with the DRMS. The DRMS is a subagency of the Defense Logistics Agency and the Department of Defense, which is considered to be a single customer. The consolidated revenues for the DRMS contracts for 1999 total $5,277,000 or 11.4% of total revenue. Delays in the government's payment of amounts owing to the Company have resulted, from time to time, in a material decrease in the Company's liquidity.

Oak Ridge System Contract Award
The Company and M&EC entered into the M&EC Contract pursuant to which the Company and M&EC agreed to act as a team in the performance of certain contracts that either the Company or M&EC may obtain from customers of the DOE regarding treatment and disposal of certain types of radioactive, hazardous or mixed waste (waste containing both hazardous and low level radioactive waste) at DOE facilities. In connection with proposals relating to the treatment and disposal of mixed waste at DOE's Oak Ridge, Tennessee system ("Oak Ridge"), M&EC and the Company made a joint proposal to DOE, with M&EC to act as the team leader. In August 1998 M&EC, as the team leader, was awarded three contracts ("Oak Ridge Contracts") by Bechtel Jacobs Company, LLC, the government-appointed manager of the environmental program for Oak Ridge, to perform certain treatment and disposal services relating to Oak Ridge. The Oak Ridge Contracts were issued by DOE based on certain proposals by M&EC and the Company.

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

The Company anticipates that, as a member of the team with M&EC in connec-tion with the Oak Ridge Contracts and finalization of the scope of work documents with M&EC relating to the work to be performed by each of the Company and M&EC under the Oak Ridge Contracts, it will (i) provide certain of the Company's environmental remediation technologies, (ii) install equipment necessary to apply the Company's technology, and (iii) supervise certain aspects of the remediation process operations. In addition, the teaming agreement provides that M&EC will purchase all of the equipment necessary to perform the Oak Ridge Contracts. The Company anticipates that work, if any, under the Oak Ridge Contracts will begin during the third quarter of 2000. There are no assurances that the Company and M&EC will complete the scope of work documents. The Company also anticipates that a substantial portion of any work performed under the Oak Ridge Contracts will be performed at M&EC's facility at Oak Ridge currently under development as of the date of this report. As of the date of this report, however, the Company cannot estimate (i) the amount of work or revenues, if any, which will be received by M&EC under the Oak Ridge Contracts, (ii) the percentage or amount of work received by M&EC under the Oak Ridge Contracts which will be performed by the Company, or (iii) the ultimate profitability, or lack of profit-ability, of the Oak Ridge Contracts for the Company. See "Special Note Regarding Forward Looking Statements" and Business--Oak Ridge System Contract Award."

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

In the on-site waste treatment service area, we believe that the major competition to our services is the continued utilization of traditional off-site disposal methods such as land filling. As the viability of our on-site treatment process is demonstrated in the market, we believe that the potential to reduce costs and the ability to limit potential liability will persuade waste generators to utilize our services. In the future, we believe that we will face direct competition as processes such as those applied by us are utilized by our competitors.

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

Environmental engineering and consulting services provided by us through SYA involve competition with larger engineering and consulting firms. We believe that we are able to compete with these firms based on our established reputation in these market areas and our expertise in several specific elements of environmental engineering and consulting such as environmental applications in the cement industry.

Capital Spending, Certain Environmental Expenditures and Potential Environmental Liabilities
During 1999, we spent approximately $2,660,000 in capital expenditures, which was principally for the expansion and improvements to our continuing operations. This 1999 capital spending total includes $826,000 of which was financed. For 2000, we have budgeted approximately $4,000,000 for capital expenditures to improve our operations, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing and to maintain permit compliance requirements, and approximately $1,656,000 to comply with federal, state and local regulations in connection with remediation activities at four locations. See Note 4 and Note 9 to Notes to
Consolidated Financial Statements.   However, there is no assurance
that we will have the funds available for such budgeted expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources of the Company". We do not anticipate the ongoing environmental expenditures to be significant, with the exception of remedial activities at the four locations discussed below.

In June 1994, we acquired from Quadrex Corporation and/or a subsidiary of Quadrex Corporation (collectively, "Quadrex") three TSD companies, including the Dayton, Ohio, PFD facility. The former owners of PFD had merged Environmental Processing Services, Inc. ("EPS") with PFD, which was subsequently sold to Quadrex. Through our acquisition of PFD in 1994 from Quadrex, we were indemnified by Quadrex for costs associated with remediating certain property leased by EPS from an affiliate of EPS on which EPS operated a RCRA storage and processing facility ("Leased Property"). Such remediation involves soil and/or groundwater restoration. The Leased Property used by EPS to operate its facility is separate and apart from the property on which PFD's facility is located. During 1995, in conjunction with the bankruptcy filing by Quadrex, we were required to advance $250,000 into a trust fund to support remedial activities at the Leased Property used by EPS, which was subsequently increased to $401,000. As discussed in Note 9 to the Consolidated Financial Statements, we have accrued approximately $347,000 for the estimated costs of remediating the Leased Property used by EPS, which will extend for a period of three (3) to four (4) years.

Due to the acquisition of PFM, we assumed and recorded certain liabilities to remediate gasoline contaminated groundwater and investigate, under the hazardous and solid waste amendments, potential areas of soil contamination on PFM's property. Prior to our ownership of PFM, the owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities. We have accrued approximately $696,000 for the estimated cost of remediating the groundwater contamination. See "BUSINESS -- Certain Environmental Expenditures".

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

In conjunction with the acquisition of CM and CCG during 1999, we recognized long-term environmental accruals of $4,319,000. This amount represented the Company's estimate of the long-term costs to remove contaminated soil and to undergo groundwater remediation activities at the CM acquired facility in Detroit, Michigan, and at the CCG acquired facility in Valdosta, Georgia. Both facilities have pursued remedial activities over the past five years with additional studies forthcoming and potential groundwater restoration activities could extend for a period of ten years. The accrued balance at December 31, 1999, for the CM remediation is $2,103,000, of which we anticipate spending $638,000 during 2000, with the remaining $1,465,000 reflected in a long-term environmental accrual. The accrued balance at December 31, 1999, for the CCG remediation is $2,133,000, of which we anticipate spending $499,000 during 2000, with the remaining $1,634,000 reflected in a long-term environmental accrual. No insurance or third party recovery was taken into account in determining our cost estimates or reserves, nor do our cost estimates or reserves reflect any discount for present value purposes. We also recognized certain other long-term potential liabilities related to the 1999 acquisition of CM, CCC and CCG, the largest of which is the reserve of possible PRP liabilities, related to disposal activities prior to the acquisition, for which we have reserved approximately $403,000. See Note 5 and Note 9 to Notes to Consolidated Financial Statements.

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

Number of Employees
In our service-driven business, our employees are vital to our success. We believe we have good relationships with our employees. As of December 31, 1999, we employed approximately 396 persons, of which approximately 24 were assigned to our engineering and consulting industry segment and approximately 362 to the waste management industry segment, including approximately 192 employees at the CCC, CCG and CM facilities acquired in June 1999.

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

Year 2000 Issues
The Year 2000 problem arises because many computer systems were designed to identify a year using only two digits, instead of four digits, in order to conserve memory and other resources. For instance, "1999" would be held in the memory of a computer as "99."

When the year changes from 1999 to 2000, a two digit system would read the year as changing from "99" to "00." For a variety of reasons, many computer systems are not designed to make such a date change or are not designed to "understand" or react appropriately to such a date change. Therefore, after the date changes to the year 2000, many computer systems could completely stop working or could perform in an improper and unpredictable manner.

We have conducted a review of our computer systems to identify the systems which we anticipated could be effected by the Year 2000 issue and we believe that all such systems were already, or have been converted to be, Year 2000 compliant. Such conversion costs, where required, have not been material and have been expensed as incurred. Pursuant to our Year 2000 planning, we requested information regarding the computer systems of our key suppliers, customers, creditors, and financial service organizations and were
informed that they are substantially Year 2000 compliant.   As of
the date of this Report, the Company has experienced no Year 2000 disruptions to its operations since the year 2000 began. There can be no assurance, however, that such key organizations are actually Year 2000 compliant and that the Year 2000 issue will not adversely affect the Company's financial position or results of operations. We believe that our expenditures in addressing our Year 2000 issues will not have a material adverse effect on our financial position or results of operations.

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

ITEM 2.   PROPERTIES

Our principal executive offices are in Gainesville, Florida. Our waste management operations are located in Gainesville, Orlando and Ft. Lauderdale, Florida; Dayton, Ohio; Tulsa, Oklahoma; Valdosta, Georgia; Detroit, Michigan; Albuquerque, New Mexico and Memphis, Tennessee. Our consulting engineering services are located in St. Louis, Missouri. We also maintain sales offices in Laverne, California and Kansas City, Missouri and Government Services offices in Jacksonville, Florida; Anniston, Alabama; San Diego, California; Oklahoma City, Oklahoma; Portsmouth, Virginia; Honolulu, Hawaii and Santa Barbara, California.

We own nine facilities and have an option to purchase another facility at a nominal amount at the end of the lease term (December
2000), all of which are in the United States. In addition, we lease twelve properties for office space, one of which also contains a warehouse and one additional property that is utilized strictly as warehouse space, all of which are located in the United States as described above.

We believe that the above facilities currently provide adequate capacity for our operations and that additional facilities are readily available in the regions in which we operate.

ITEM 3.   LEGAL PROCEEDINGS

CM, which was purchased by the Company effective June 1, 1999, is a PRP regarding three Superfund sites, two of which had no relationship with CM according to CM records. The relationship of CM to the third site, if any, is currently being investigated by the Company. CCC, which was also purchased by the Company effective June 1, 1999, is a PRP regarding two Superfund sites. The Company is currently investigating the relationship of CCC to the two sites.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders ("Annual Meeting") was held on December 15, 1999. At the Annual Meeting, the following matters were voted on and approved by the shareholders:

     1. The election of five (5) directors to serve until the next annual meeting of stockholders or until their respective successors are duly elected and qualified;

     2.  Approval and ratification of the appointment of BDO
         Seidman, LLP as the independent auditors of the Company for fiscal 1999.

At the Annual Meeting the five (5) nominated directors were elected to serve until the next annual meeting of stockholders. The
directors elected at this annual meeting of stockholders and the votes cast for and withhold authority for each director are as follows:
                                                   Withhold
                                    For            Authority
                                __________         _________
   Dr. Louis F. Centofanti      15,659,288           60,462
   Jon Colin                    15,659,588           60,162
   Steve Gorlin(1)              15,248,490          471,260
   Thomas P. Sullivan           15,656,770           62,980
   Mark A. Zwecker              15,659,588           60,162

Also, at the Annual Meeting the shareholders approved the appointment of BDO Seidman, LLP as the independent auditors of the Company for fiscal 1999.

The votes for, against and abstentions and broker non-votes are as follows:
                                                                Abstentions
                                                                 and Broker
                                         For        Against      Non-Votes
                                     __________     _______     ___________
  Approval and Ratification of the
  Appointment of BDO Seidman, LLP    15,658,505      39,150       22,095
  as the Independent Auditors

(1) On February 1, 2000, Mr. Gorlin resigned as a director of the
    Company.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth, as of the date hereof, information concerning the Executive Officers of the Company:

         NAME                  AGE                       POSITION
         ____                  ___                       ________
Dr. Louis F. Centofanti        56        Chairman of the Board, President and Chief
                                         Executive Officer
Mr. Richard T. Kelecy          44        Chief Financial Officer, Vice President and
                                         Secretary
Mr. Roger Randall              56        Vice President, Industrial Services
Mr. Bernhardt Warren           51        Vice President, Nuclear Services
Mr. Timothy Kimball            54        Vice President, Technical Services

DR. LOUIS F. CENTOFANTI
Dr. Centofanti has served as Chairman of the Board since he joined the Company in February 1991. Dr. Centofanti also served as President and Chief Executive Officer of the Company from February 1991 until September, 1995 and again in March 1996 was elected to serve as President and Chief Executive Officer of the Company and continues as Chairman of the Board. From 1985 until joining the Company, Dr. Centofanti served as Senior Vice President of USPCI, Inc., a large hazardous waste management company, where he was responsible for managing the treatment, reclamation and technical groups within USPCI. In 1981 he founded PPM, Inc., a hazardous waste management company specializing in the treatment of PCB contaminated oils which was subsequently sold to USPCI. From 1978 to 1981, Dr. Centofanti served as Regional Administrator of the U.S. Department of Energy for the southeastern region of the United States. Dr. Centofanti has a Ph.D. and a M.S. in Chemistry from the University of Michigan, and a B.S. in Chemistry from Youngstown State University.

MR. RICHARD T. KELECY
Mr. Kelecy was elected Vice-President and Chief Financial Officer in September 1995. He previously served as Chief Accounting Officer and Treasurer of the Company since July 1994. From 1992 until June 1994, Mr. Kelecy was Corporate Controller and Treasurer for Quadrex Corporation. From 1990 to 1992 Mr. Kelecy was Chief Financial Officer for Superior Rent-a-Car, and from 1983 to 1990 held various positions at Anchor Glass Container Corporation including Assistant Treasurer. Mr. Kelecy holds a B.A. in Accounting and Business Administration from Westminster College.

MR. ROGER RANDALL
Mr. Randall has served as Vice-President/General Manager of PFD since its acquisition by the Company in June 1994 and was elected to the position of Vice President Industrial Services of the Company in December 1997. From June 1992 to June 1994, Mr. Randall served as General Manager of the Dayton facility under the ownership of Quadrex Corporation. From 1982 to June 1992, Mr. Randall served a variety of management roles at the Dayton facility, ranging from Operations Manager to Chairman of the Board and Chief Executive Officer under the ownership of Clark Processing, Inc. Previous to his involvement with the waste management industry, Mr. Randall spent 17 years in public education serving a variety of administrative roles. He has a B.S. from Wittenberg University and an M.A. from Wright State University.

MR. BERNHARDT WARREN
Mr Warren has served as Vice President/General Manager of PFF since 1996 and was elected to the position of Vice President Nuclear Services of the Company in December 1997. From 1992 to 1996, Mr. Warren provided contractual consulting services for PFF and other companies through Applied Environmental Consulting, Inc., of which Mr. Warren was Owner and President. From 1982 to 1992, Mr. Warren served a variety of management roles at the Florida facility under the ownership of Quadrex Corporation. He was involved in radioactive materials and radioactive waste management from 1973 to 1982, when he was Manager of Radioactive Materials Licensing Program for the State of Florida. He has a B.S. degree in biology from Florida Southern College, a Master of Public Administration from Florida State University and graduated from the United States Nuclear Regulatory Commission sponsored Oak Ridge Associated University program. Mr. Warren has authored more than a dozen technical papers and has achieved Master Level as a Certified Hazardous Materials Manager.

MR. TIMOTHY KIMBALL
Mr. Kimball has served as Vice President of PFI and PFNM since January 1991 and was elected to the position of Vice President Technical Services of the Company in December 1997. He previously served as the Hazardous Waste Coordinator and Technical Representative for Rinchem Company, Inc. from 1985 to 1991. He also served a variety of management roles ranging from Planning Director, Partner and President, as well as Technical and Research Assistant for the University of New Mexico. He has a B.A. in Political Science and Public Administration from the University of Louisville, and an M.A. in Anthropology from the University of New Mexico.

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

                                        1999                    1998
                                 _________________      __________________
                                   Low       High          Low       High
                                 _______   _______      ________     _____
Common Stock:   1st Quarter      1         1 3/4         1 25/32     2 1/2
                2nd Quarter      7/8       1 15/16       1 7/16      2 1/32
                3rd Quarter      1 1/8     1 45/64       1 3/8       2 25/32
                4th Quarter      1 3/32    1 9/16        1 1/32      2 7/32

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups or commissions and may not represent actual transactions.

As of December 31, 1999, there were approximately 191 shareholders of record of our Common Stock, including brokerage firms and/or clearing houses holding shares of our Common Stock for their clientele (with each brokerage house and/or clearing house being considered as one holder). However, the total number of beneficial shareholders as of December 31, 1999, was approximately 2,083.

Since our inception, we have not paid any cash dividends on our Common Stock and have no dividend policy. Our loan agreement prohibits paying any cash dividends on our Common Stock without prior approval.

In addition to the securities sold by us during 1999, as reported in the Company's Forms 10-Q for the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999, which were not registered under the Securities Act of 1933, as amended ("Securities Act"), we sold or issued during 1999 the following securities which were also not registered under the Act:

  1. On or about November 15, 1999, pursuant to the terms of a certain Consulting Agreement ("Consulting Agreement") entered into effective as of January 1, 1998, the Company issued 6,667 shares of Common Stock in payment of accrued fees of $6,000 to Alfred C. Warrington IV, an outside, independent consultant to the Company, as consideration for certain consulting services rendered to the Company by Warrington from April through September 1999. The issuance of Common Stock pursuant to the Consulting Agreement was a private placement under Section 4(2) of the Act and/or Rule 506 of Regulation D as promulgated under the Act. The Consulting Agreement provides that Warrington will be paid $1,000 per month of service to the Company, payable, at the option of Warrington
      (i) all in cash, (ii) sixty-five percent in shares of Common Stock and thirty-five percent in cash, or (iii) all in Common Stock. If Warrington elects to receive part or all of his compensation in Common Stock, such will be valued at seventy-five percent of its "Fair Market Value" (as defined in the Consulting Agreement). Warrington elected to receive all of his accrued compensation from April 1999 through the end of September 1999 in Common Stock. Warrington represented and warranted in the Consulting Agreement, inter alia, as follows: (i) the Common Stock is being acquired for Warrington's own account, and not on behalf of any other persons;
      (ii) Warrington is acquiring the Common Stock to hold for investment, and not with a view to the resale or distribution of all or any part of the Common Stock; (iii) Warrington will not sell or otherwise transfer the Common Stock in the absence of an effective registration statement under the Act, or an opinion of counsel satisfactory to the Company, that the transfer can be made without violating the registration provisions of the Act and the rules and regulations promulgated thereunder; (iv) Warrington is an "accredited investor" as defined in Rule 501 of Regulation D as promulgated under the Act; (v) Warrington has such knowledge, sophistication and experience in financial and business matters that he is capable of evaluating the merits and risks of the acquisition of the Common Stock; (vi) Warrington fully understands the nature, scope and duration of the limitations on transfer of the Common Stock as contained in the Consulting Agreement, (vii) Warrington understands that a restrictive legend as to transferability will be placed upon the certificates for any of the shares of Common Stock received by Warrington under the Consulting Agreement and that stop transfer instructions will be given to the Company's transfer agent regarding such certificates.

ITEM 6.         SELECTED FINANCIAL DATA

The financial data included in this table has been derived from our audited consolidated financial statements. Financial statements for the years ended December 31, 1999, 1998, 1997, 1996, and 1995 have been audited by BDO Seidman, LLP.

Statement of Operations Data:
(Amounts in Thousands, Except
for Share Amounts)                                         December  31,
                               _______________________________________________________________________
                                  1999(2)       1998           1997            1996            1995
                               __________     _________     __________     ___________     ___________
Revenues(4)                    $   46,464    $   30,551     $   28,413     $    27,041     $    31,477
Net income (loss) from
    continuing operations           1,570           462            192              27          (3,494)
Net loss from discontinued
    operations                          -             -         (4,101)           (287)         (5,558)(3)
Preferred Stock dividends            (308)       (1,160)        (1,260)(5)      (2,145)(5)           -
Gain on Preferred Stock
    redemption                        188             -              -               -               -
Net income (loss) applicable
  to Common Stock from
  continuing operations             1,450          (698)        (1,068)(5)      (2,118)(5)      (3,494)
Basic net income (loss) per
  common share from
  continuing operations(1)            .08          (.06)          (.10)(5)        (.24)(5)        (.44)
Diluted net income (loss) per
  common share from
  continuing operations(1)            .07          (.06)          (.10)(5)        (.24)(5)        (.44)
Basic number of shares
  used in computing net
  income (loss) per share(1)       17,488        12,028         10,650           8,761           7,872
Diluted number of shares and
  potential common shares
  used in computing net
  income (loss) per share(1)       21,224        12,028         10,650           8,761           7,872

Balance Sheet Data:
                                                             December 31,
                               _________________________________________________________________________
                                   1999            1998          1997           1996             1995
                               __________      ________      _________       _________      ___________
Working capital (deficit)      $   (1,400)     $    372     $      754        $   (773)     $   (9,372)
Total assets                       54,644        28,748         28,570          29,036          28,873
Long-term debt                     15,306         3,042          4,981           6,360           8,478
Total liabilities                  34,825        12,795         16,376          16,451          20,935
Stockholders' equity               19,819        15,953         12,194          12,585           7,938


(1) As of December 31, 1997, the Company applied SFAS 128, the new standard of computing and presenting earnings per share. The adoption of SFAS 128 did not have a material effect on the Company's EPS presentation for prior years, since the effects of potential common shares are antidilutive.

(2) Includes financial data of CCC, CCG and CM as acquired during 1999 and accounted for using the purchase method of accounting from the date of acquisition, June 1, 1999.

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

                                      As Originally Reported                 As Amended
                                      ______________________                 __________
                                   Quarter Ended      Year Ended            Quarter Ended       Year Ended
                                   _____________      __________            _____________       __________
                                 6/30/97    9/30/97    12/31/97       6/30/97         9/30/97    12/31/97
                                 _______    _______   __________      _______         _______   __________
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

Below are the results of operations for our years ended December 31, 1999, 1998 and 1997 (amounts in thousands, except for share amounts):

(Consolidated)             1999          %             1998          %           1997         %
______________         _________       _____       __________      _____      ________      _____
Net Revenue            $  46,464       100.0       $   30,551      100.0      $ 28,413      100.0
Cost of goods sold        31,271        67.3           21,064       68.9        19,827       69.8
                       _________       _____       __________      _____      ________      ______
   Gross profit           15,193        32.7            9,487       31.1         8,586       30.2

Selling, general and
   administrative         10,299        22.2            6,847       22.4         5,682       20.0
Depreciation and
  amortization             2,778         6.0            2,109        6.9         1,980        7.0

Other income (expense):
   Interest income           50           .1               35         .1            41         .1
   Interest expense        (650)        (1.4)            (294)      (1.0)         (431)      (1.5)
   Other                     54           .1              190         .6          (342)      (1.2)
                       ________         _____        ________      _____       ________      _____
Net income from contin-
   uing operation         1,570          3.4              462        1.5           192          .7
Loss from discontinued
   operations (2)             -            -                -          -        (4,101)      (14.4)
Preferred Stock dividends  (308)          .7           (1,160)      (3.8)       (1,260)(1)    (4.4)
Gain on Preferred Stock
    redemption              188           .4                -          -             -           -
                       ________        _____        _________      ______      _________     ______

Net income (loss)
    applicable to
    Common Stock       $  1,450          3.1        $    (698)      (2.3)     $ (5,169)(1)   (18.2)
                       ========        =====         =========     ======     =========      ======
Basic net income (loss)
    per common share   $    .08                     $    (.06)                $   (.49)
                        =======                     =========                 ==========
Diluted net income
   (loss) per
   common share        $    .07                     $    (.06)                $    (.49)
                       ========                     =========                 ==========

(1) In March 1997, the Securities and Exchange Commission ("Commission") announced its position on the accounting for Preferred Stock which is convertible into Common Stock at a discount from the market rate on the date of issuance of such Preferred Stock. The Commission's position pursuant to EITF
     D-60 regarding beneficial conversion features is that a Preferred Stock dividend should be recorded for the difference between the conversion price and quoted market price of Common Stock as determined on the date of issuance of such Preferred Stock. To comply with this position, pursuant to the Commission's position regarding EITF D-60 and EITF D-42, we restated our 1997 consolidated financial statements to reflect a dividend of approximately $908,000 ($195,000 attributable to warrants) related to the fiscal
     1997 sales and subsequent exchanges of Convertible Preferred Stock, of which approximately $111,000 was attributable to the quarter ended June 30, 1997, and approximately $797,000 was attributable to the quarter ended September 30, 1997. The impact of the restatement on the second and third quarters of 1997 and the year ended December 31, 1997, is shown as follows (amounts in thousands, except for share amounts):

                                  As Originally Reported                  As Amended
                                  ______________________                  __________
                                Quarter Ended    Year Ended      Quarter Ended      Year Ended
                                _____________    __________      _____________      __________
                             6/30/97    9/30/97   12/31/97     6/30/97    9/30/97    12/31/97
                             _______    ______    _______      _______    _______   __________
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

Summary -- Years Ended December 31, 1999 and 1998
Consolidated net revenues increased $15,913,000, or 52.1% for continuing operations for the year ended December 31, 1999, compared to the year ended December 31, 1998. This increase is principally attributable to the additional revenues resulting from the acquisition of CCC, CCG and CM, effective June 1, 1999, which in the aggregate contributed approximately $15,605,000 of this increase. The remaining revenue increase reflects internal growth within both the waste management and engineering segments.

Cost of goods sold increased $10,207,000, or 48.5% for the year ended December 31, 1999, compared to the year ended December 31, 1998. This increase in cost of goods sold reflects principally the increased operating, disposal, and transportation costs corresponding to the increased revenues from the acquisition of CCC, CCG and CM as discussed above. The acquired facilities contributed cost of goods sold totaling approximately $10,471,000, which was partially offset by a cost of goods sold reduction of $264,000 from existing operations, even though such existing operations had achieved increased revenues of $308,000.

Gross profit for the year ended December 31, 1999, increased to $15,193,000, which as a percentage of revenue is 32.7%, reflecting an improvement over the 1998 percentage of revenue of 31.1%. This continued improvement in gross profit as a percentage of revenue is a result of our ongoing cost reduction efforts and the initial benefits and efficiencies gained from the acquisition in 1999.

Selling, general and administrative expenses increased $3,452,000 or 50.4% for the year ended December 31, 1999, as compared to 1998. As a percentage of revenue, selling, general and administrative expenses however decreased to 22.2% for the year ended December 31, 1999, compared to 22.4% for the same period of 1998. This increase in selling, general and administrative expense is principally due to the acquisition of CCC, CCG and CM, which reflects expense of $2,531,000 directly related to and charged against these facilities. We continue to focus our efforts on the research and development of new markets, products and technologies which are expensed as incurred. However, we did demonstrate in 1999 the benefit of spreading the fixed overhead over a larger company, as reflected in the improvement in expense as a percentage of revenue.

Depreciation and amortization expense for the year ended
December 31, 1999, reflects an increase of approximately $669,000 or 31.7% as compared to the year ended December 31, 1998. This increase is principally a result of the acquisition of CCC, CCG and CM in 1999, which resulted in an increase in depreciation and amortization of $666,000 from the date of acquisition, June 1, 1999. Depreciation expense for the year ended December 31, 1999, was $2,102,000 which included $435,000 for the above discussed acquired facilities and amortization expense for the year ended December 31, 1999, was $676,000, which included $231,000 for the above discussed acquired facilities.

Interest expense increased approximately $356,000 for the year ended December 31, 1999, as compared to the corresponding period of 1998. This increase principally reflects the impact of the acquisition of CCC, CCG and CM effective June 1, 1999. The existing debt as assumed in conjunction with the acquisition resulted in $43,000 of additional interest. The additional interest resulting from the three promissory notes which comprised $4,700,000 of the purchase prices totaled approximately $125,000. The remaining increase in interest expense is a direct result of the increased borrowing levels on the Congress Financial Corporation revolving and term loan incurred at the point of acquisition to (i) fund the cash portion of the purchase price ($1,000,000), (ii) fund certain settlement payments ($1,616,000),
(iii) fund certain debt repayments required at closing ($2,011,000) and (iv) fund certain other closing and acquisition related costs.

See Note 10 to Notes to Consolidated Financial Statements for a reconciliation between the expected tax benefit and the provision for income taxes as reported.

The Preferred Stock dividends include the dividends recognized upon the issuance of new series' of Preferred Stock due to the beneficial conversion feature and dividends paid on a semi-annual basis on outstanding Preferred Stock, which on a combined basis decreased approximately $852,000, for the year ended December 31, 1999, as compared to the year ended December 31, 1998. Pursuant to EITF D-60 and D-42, we recorded a dividend of approximately $750,000 related to the fiscal 1998 sales of certain series of Convertible Preferred Stock. However, Preferred Stock dividends paid during 1998 were approximately $410,000 as compared to approximately $308,000 during 1999. This decrease of approximately $102,000 is due to the conversion of $4,563,000 (4,563 preferred shares) of the Preferred Stock into Common Stock on April 20, 1999, and the redemption of $750,000 (750 preferred shares) of the Preferred Stock on July 15, 1999. See Note 6 to Notes to Consolidated Financial Statements regarding the issuance of Preferred Stock.

As noted above, pursuant to the terms of the Series 12 Preferred Stock and Series 13 Preferred Stock, we redeemed 300 shares or $300,000 and 450 shares or $450,000 respectively, of the Preferred Stock on July 15, 1999. The redemption was done at the Preferred Stock's original face value and resulted in a gain on Preferred Stock redemption of $188,000. See Note 6 to Notes to Consolidated Financial Statements regarding the Preferred Stock.

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

See Note 10 to Notes to Consolidated Financial Statements for a reconciliation between the expected tax benefit and the provision for income taxes as reported.

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

Liquidity and Capital Resources of the Company
At December 31, 1999, we had cash and cash equivalents of $816,000, including discontinued operations. This cash and cash equivalents total reflects a increase of $40,000 from December 31, 1998, as a result of net cash provided by continuing operations of $1,022,000, offset by cash used by discontinued operation of $1,285,000, cash used in investing activities of $3,217,000 (principally purchases of equipment, net totaling $1,834,000, cash used for acquisition consideration and settlements totaling $2,616,000 partially offset by the proceeds from the sale of property and equipment of $238,000 and the change or decrease in restricted cash of $1,042,000) and cash provided by financing activities of $3,520,000.

Accounts receivable, net of allowances for continuing operations, totaled $13,027,000, an increase of $7,077,000 over the December 31, 1998, balance of $5,950,000. This increase principally reflects the impact of the acquisition of CCC, CCG and CM which had an acquired accounts receivable balance of $4,078,000 at June 1, 1999. The accounts receivable balance for CCC and CCG reflected an increase of $577,000 from the June 1, 1999, acquisition date, to December 31, 1999. The accounts receivable balance for CM, including its government services contracting group, reflected an increase of $2,549,000 from June 1, 1999, acquisition date, to December 31, 1999. During 1999, CM and it government services contracting group were awarded six new contracts, in addition to the four contracts previously held, which due to the complex billing process, contributed $1,927,000 of this increase. This increase is also reflective of the higher revenue levels in the fourth quarter, in addition to the government services contracting activities. On certain occasions the government has delayed payment of receivables due to the Company for an extended period resulting in a material decrease in the Company's liquidity from time to time.

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

In connection with the acquisition of CCC, CCG and CM on May 27, 1999, Congress, the Company, and the Company's subsidiaries, including CCC, CCG and CM entered into an Amendment and Joinder to Loan and Security Agreement (the "Loan Amendment") dated May 27, 1999, pursuant to which the Loan and Security Agreement ("Original Loan Agreement") among Congress, the Company and the Company's subsidiaries was amended to provide, among other things, (i) the credit line being increased from $7,000,000 to $11,000,000, with the revolving line of credit portion being determined as the maximum credit of $11,000,000, less the term loan balance, with the exact amount that can be borrowed under the revolving line of credit not to exceed eighty percent (80%) of the Net Amount of Eligible Accounts (as defined in the Original Loan Agreement) less certain reserves; (ii) the term loan portion of the Original Loan Agreement being increased from its current balance of approximately $1,600,000 to $3,750,000 and it shall be subject to a four-year amortization schedule payable over three years at an interest rate of 1.75% over prime; (iii) the term of the Original Loan Agreement, as amended, will be extended for three years from the date of the acquisition, subject to earlier termination pursuant to the terms of the Original Loan Agreement, as amended; (iv) CCC, CCG and CM being added as co-borrowers under the Original Loan Agreement, as amended; (v) the interest rate on the revolving line of credit will continue at 1.75% over prime, with a rate adjustment to 1.5% if net income applicable to Common Stock of the Company is equal to or greater than $1,500,000 for fiscal year ended December 31, 2000;
(vi) the monthly service fee shall increase from $1,700 to $2,000;
(vii) government receivables will be limited to 20% of eligible accounts receivable; and (viii) certain obligations of CM shall be paid at closing of the acquisition of CCC, CCG and CM. The Loan Amendment became effective on June 1, 1999, when the Stock Purchase Agreements were consummated. Payments under the term loan commenced on June 1, 1999, with monthly principal payments of approximately $78,000 and a final balloon payment in the amount of $938,000 on June 1, 2002. The Company incurred approximately $40,000 in additional financing fees relating to the closing of this amendment, which is being amortized over the remaining term of the agreement.

Under the terms of the Original Loan Agreement, as amended, the Company has agreed to maintain an Adjusted Net Worth (as defined in the Original Loan Agreement) of not less than $3,000,000 throughout the term of the Original Loan Agreement, which was amended, pursuant to the above noted acquisition. The adjusted net worth covenant requirement ranges from a low of $1,200,000 at June 1, 1999, to a high of not less than $3,000,000 from July 1, 2000, through the remaining term of the Loan Agreement. The covenant requirement at December 31, 1999, was $1,500,000, which the Company was in compliance with. The Company has agreed that it will not pay any dividends on any shares of capital stock of the Company, except that dividends may be paid on the Company's shares of Preferred Stock outstanding as of the date of the Loan Amendment (collectively, "Excepted Preferred Stock") under the terms of the applicable Excepted Preferred Stock and if and when declared by the

Board of Directors of the Company pursuant to Delaware General Corporation Law. As security for the payment and performance of the Original Loan Agreement, as amended, the Company and its subsidiaries (including CCC, CCG and CM) have granted a first security interest in all accounts receivable, inventory, general intangibles, equipment and certain of their other assets, as well as the mortgage on two facilities owned by subsidiaries of the Company, except for certain real property owned by CM, for which a first security interest is held by the TPS Trust and the ALS Trust as security for CM's non-recourse guaranty of the payment of the Promissory Notes. All other terms and conditions of the original loan remain unchanged.

As of December 31, 1999, borrowings under the revolving loan agreement were approximately $5,891,000, an increase of $5,794,000 over the December 31, 1998, balance of $97,000. This increase represents $2,799,000 funded pursuant to the CCC, CCG and CM acquisition on June 1, 1999, $766,000 funded for the redemption of Preferred Stock, including dividends thereon, during July 1999 and $2,229,000 for capital expenditure and general working capital needs. The balance under the Congress term loan at December 31, 1999, was $3,203,000, an increase of $1,276,000 over the December 31, 1998, balance of $1,927,000. This increase represents $2,083,000 funded pursuant to the CCC, CCG and CM acquisition on June 1, 1999, partially offset by scheduled repayments of $807,000. We funded through the revolving and term loan a total of $4,882,000 pursuant to the CCC, CCG and CM acquisition excluding legal, professional and other closing fees, of which $2,651,000 represented the repayment of certain debt obligations, $1,192,000 represented payment of certain settlement obligations and $1,000,000 of the cash consideration as paid to the former owners of CCC, CCG and CM. As of December 31, 1999, the Company's borrowing availability under the Congress credit facility, based on its then outstanding eligible accounts receivable, was approximately $1,113,000.

Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of CCC, CCG and CM, a portion of the consideration was paid in the form of the Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of CCC, CCG and CM. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years with the first installment due on July 1, 1999, and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $4,283,000 at December 31, 1999, of which $819,000 is in the current portion. Payment of such Promissory Notes are guaranteed by CM under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by CM. See Note 7 to Notes to Consolidated Financial Statements for further discussion of the above referenced acquisition.

As of December 31, 1999, total consolidated accounts payable for continuing operations was $7,587,000, an increase of $5,165,000 from the December 31, 1998, balance of $2,422,000. The increased accounts payable total is partially a result of the impact of the acquisition of CCC, CCG and CM, which reflected an acquired balance at June 1, 1999, of $2,412,000. The increase is also attributable to the increased revenue activity in the fourth quarter and the corresponding increase in accounts receivable.

Our net purchases of new capital equipment for continuing operations for the twelve month period ended December 31, 1999, totaled approximately $2,660,000. These expenditures were for expansion and improvements to the operations principally within the waste management industry segment. These capital expenditures were principally funded by the cash provided by continuing operations and $826,000 through various other lease financing sources. We have budgeted capital expenditures of approximately $4,000,000 for 2000, which includes completion of certain current projects, as well as other identified capital and permit compliance purchases. We anticipate funding these capital expenditures by a combination of lease financing with lenders other than the equipment financing arrangement discussed above, and/or internally generated funds.

The Company has outstanding 4,537 shares of Preferred Stock, with each share having a liquidation preference of $1,000 ("Liquidation Value"). Annual dividends on the Preferred Stock ranges from 4% to 6% of the Liquidation Value, depending upon the Series. Dividends on the Preferred Stock are cumulative, and are payable, if and when declared by the Company's Board of Directors, on a semi-annual basis. Dividends on the outstanding Preferred Stock may be paid at the option of the Company, if declared by the Board of Directors, in cash or in the shares of the Company's Common Stock as described under Note 6 to Notes to Consolidated Financial Statements.

As of December 31, 1999, there are certain events, which may have a material impact on the Company's liquidity on a short-term basis. The Company's Board of Directors has authorized the repurchase of up to 500,000 shares of the Company's Common Stock from time to time in the open market or privately negotiated transactions, in accordance with SEC Rule 10b-18, as promulgated under the Exchange Act, of which we repurchased 23,000 shares during 1998 for $42,000 and 45,000 shares in 1999 for $50,000 and if the remaining authorized shares were purchased as of the date of the report such would result in the expenditure of approximately $550,000 in cash. If the Company should repurchase such shares, we would anticipate funding these activities from cash provided by continuing operations and borrowings under the Company's revolving credit facility.

The working capital deficit position at December 31, 1999, was $1,400,000, as compared to a working capital position of $372,000 at December 31, 1998, which reflects a decrease in this position of $1,772,000 during 1999. This reduced working capital position is principally a result of the impact of the CCC, CCG and CM acquisition, effective June 1, 1999. The consideration was paid in the form of cash, debt and equity, with the cash portion being $1,000,000, funded out of current working capital and the debt portion being $4,700,000 in the form of three promissory notes, paid over five years. The Congress term loan was also increased by $2,083,000 pursuant to this acquisition, which resulted in an increase of $313,000 in the current portion of the term loan debt. We also assumed certain other liabilities pursuant to this acquisition, including the accrued environmental liability related to the CM facility in Detroit, Michigan, and the CCG Facility in Valdosta, Georgia, both of which are long term remedial projects, with increased spending in this first year. These two remedial projects contributed $1,137,000 to this working capital reduction. See Note 5, Note 7 and Note 9 to Notes to Consolidated Financial Statement for further detail on the acquisition and related reserves. Additionally, we continue to invest current cash proceeds into the long term capital improvements of our operating facilities, with the 1999 purchases of property and equipment totaling $1,834,000.

As discussed above, on June 1, 1999, the Company purchased all of the outstanding stock of CCC, CCG and CM and paid $8.7 million, as follows: (i) $1 million in cash, (ii) five (5) year promissory notes totaling the original principal amount of $4.7 million, bearing an annual rate of interest of 5.5% for the first three years and 7% for the last two years, with principal and accrued interest payable in monthly installments of approximately $90,000 each, and (iii) $3 million payable in the form of 1.5 million shares of the Company's Common Stock based on each share having an agreed value of $2.00. If the average of the closing price of the Company's Common Stock as quoted on the NASDAQ for the five (5) trading days immediately preceding the date eighteen (18) months after June 1, 1999 ("Valuation Date") is less than $2.00 per share, the Company is to pay in cash or Common Stock or a combination thereof, at the Company's option, the difference between $3 million and the value of the 1.5 million shares of Common Stock based on the five (5) trading day average as quoted on the NASDAQ immediately preceding the Valuation Date. Under the Company's loan agreement, the Company may pay such amount, if any, only in Common Stock unless the lender agrees that the Company may satisfy such in whole or in part in cash. However, the Company is not to issue in connection with the acquisition of CCC, CCG and CM more than 18% of the outstanding shares of Common Stock at the closing of the acquisition of CCC, CCG and CM.

On April 20, 1999, the Company and RBB Bank entered into an agreement to restructure the Company's Convertible Preferred Stock held by RBB Bank, which totaled approximately $9.5 million. The restructuring was accomplished through two exchange agreements ("First Exchange Agreement" and "Second Exchange Agreement") which are further described in Note 6 to Notes to Consolidated Financial Statements. Under the restructuring:

  1. RBB Bank converted, pursuant to existing terms of the Convertible Preferred Stock, $4.6 million of the Convertible Preferred Stock into approximately 6.1 million shares of the Company's Common Stock, which was completed in May 1999.
  2. The Company was granted the right to purchase at a stated value ($1,000 per share) $750,000 of the Convertible
     Preferred Stock, which was subsequently purchased on July 15, 1999.
  3. The terms of the balance of the Convertible Preferred Stock (approximately $4.2 million) was changed, as follows:
     a. Not subject to conversion for 12 months from the date of the restructuring ("Lock-Up Period");
     b. For one (1) year from the end of the Lock-Up Period, any conversion of the Convertible Preferred Stock would be subject to a minimum conversion price of $1.50 per share of Common Stock; and
     c. The Company will be granted the option to redeem the shares of the Convertible preferred stock at 110% of the stated value ($1,000 per share) for the first twelve months from the date of restructuring and RBB Bank may not convert such shares redeemed during such twelve month period, and thereafter the Company has the option to redeem the Convertible Preferred Stock at 120% of the stated value ($1,000 per share) of the Convertible preferred stock and upon notice of such redemption RBB Bank will have the right to exercise its conversion rights pursuant to the then current terms of the Convertible Preferred Stock.
  4. The Company was required to register with the Commission the Common Stock issuable upon conversion of the Convertible Preferred Stock by January 31, 2000, which was completed timely.
  5. The remaining terms of the Convertible Preferred Stock will remain unchanged.

During 1999, accrued dividends for the period July 1, 1998, through December 31, 1998, in the amount of approximately $235,000 were paid in January 1999, in the form of 85,802 shares of Common Stock and $121,000 in cash. Dividends for the period January 1, 1999, through June 30, 1999, of approximately $190,000 were paid in the form of 66,692 shares of Common Stock and $83,000 in cash. The accrued dividends for the period July 1, 1999, through December 31, 1999, in the amount of approximately $110,000 were paid in February 2000, in the form of 95,581 shares of Common Stock. Under the Company's loan agreement, the Company is required to pay any dividends declared by the Company's Board of Directors on its outstanding shares of Preferred Stock in Common Stock of the Company.

During January 1998, PFM was notified by the EPA that it believed that PFM was a PRP regarding the remediation of a site owned and operated by W.R. Drum, Inc. ("WR Drum") in Memphis, Tennessee (the "Drum Site"), as further discussed in Item 3 "Legal Proceedings." During the third quarter of 1998, the government agreed to PFM's offer to pay $225,000 ($150,000 payable at closing and the balance payable over a twelve month period) to settle any potential liability regarding this Drum Site. During January 1999, the Company executed a "Partial Consent Decree" pursuant to this settlement, and paid the initial settlement payment amount of $150,000 in October 1999. The remaining amount of $75,000 is to be paid in two semi-annual installments of approximately $37,000 each, with the first such payment made on March 16, 2000.

In summary, we have continued to take steps to improve our operations and liquidity as discussed above. However, with the acquisition in 1999, we incurred and assumed certain debt obligations and long-term liabilities, which had a short term impact on liquidity. We anticipate continued improvement in the financial performance of the Company and adequate operational cash flow to fund such requirements. If we are unable to continue to improve our operations and to continue profitability in the foreseeable future, such would have a material adverse effect on our liquidity position.

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

The net loss from the discontinued PFM operations of $1,048,000 for the year ended December 31, 1997, is shown separately in the Consolidated Statements of Operations. The results of the discontinued PFM operations do not reflect management fees charged by the Corporation, but does include interest expense of $254,000 during 1997, specifically identified to such operations as a result of such operations incurring debt under the Company's revolving and term loan credit facility. The operating expenses incurred during 1999 and 1998, totaling $677,000 and $653,000, respectively, relate to the closure and remedial activities performed, and have been recorded against the accrued environmental reserve. Also recorded to the closure cost reserve is interest expense of $306,000 and $213,000 specifically identified to the PFM discontinued operations as a result of such operations incurring debt under the Company's revolving and term loan credit facility. During March of 1998, the Company received a settlement in the amount of $1,475,000 from its insurance carrier for the business interruption claim which is recorded as an insurance claim receivable at December 31, 1997. This settlement was recognized as a gain in 1997 and thereby reduced the net loss recorded for the discontinued PFM operations in 1997. Earlier in 1997, PFM received approximately $522,000 (less its deductible of $25,000) in connection with its claim for loss of contents as a result of the fire and explosion which was utilized to replace certain assets and reimburse the Company for certain fire related expense.

The accrued environmental and closure costs related to PFM totals $1,174,000 as of December 31, 1999, a decrease of $1,327,000 from the December 31, 1998, accrual balance. This reduction was principally a result of the specific costs related to the decommissioning and closure of the fuel blending tank farm and related processing equipment ($60,000), partial payment of PRP liability settlement ($150,000), general closure and remedial activities, including groundwater remediation,and agency and investigative activities, ($440,000), and the general operating losses, including indirect labor, materials and supplies, incurred in conjunction with the above actions ($677,000). The remaining liability represents the best estimate of the cost to complete the groundwater remediation at the site of approximately $696,000 (see
Note 9 to Notes to Consolidated Financial Statements), future operating losses to be incurred by PFM as it completes such closure and remedial activities over the next five (5) year period ($403,000) and the potential PRP liability of $75,000 as further discussed in Note 12 to Notes to Consolidated Financial Statements.

Revenues of the discontinued PFM operations were $1,878,000 in 1997. These revenues are not included in revenues as reported in the Consolidated Statements of Operation. See Note 4 to Notes to Consolidated Financial Statements for further discussion on PFM.

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

In addition to budgeted capital expenditures of $4,000,000 for 2000 at the TSD facilities, which are necessary to maintain permit compliance and improve operations, as discussed above under "Business -- Capital Spending, Certain Environmental Expenditures" and "Liquidity and Capital Resources of the Company" of this Management's Discussion and Analysis, we have also budgeted for 2000 an additional $1,656,000 in environmental expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at four locations. As previously discussed under "Business -- Capital Spending, Certain Environmental Expenditures and Potential Environmental Liabilities," the four locations where these expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, CCG's facility in Valdosta, Georgia and CM's facility in Detroit, Michigan. We have estimated the expenditures for 2000 to be approximately $254,000 at the EPS site, $265,000 at the PFM location, $499,000 at the CCG site and $638,000 at the CM site. Additional funds will be required for the next five to ten years to properly investigate and remediate these sites. We expect to fund these expenses to remediate these four sites from funds generated internally, however, no assurances can be made that we will be able to do so.

Recent Accounting Pronouncements
In June, 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. FAS 133 as amended by FAS 137 is effective for periods beginning after June 15, 2000. Historically, we have not entered into derivative contracts. Accordingly, FAS 133 is not expected to affect our financial statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained with this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than an statements of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things, (i) ability or inability to continue and improve operations and profitability on an annualized basis operations,
(ii) the Company's ability to develop or adopt new and existing technologies in the conduct of its operations, (iii) anticipated financial performance, (iv) ability to comply with the Company's general working capital requirements, (v) ability to retain or receive certain permits or patents, (vi) ability to be able to continue to borrow under the Company's revolving line of credit,
(vii) ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and the Company's facilities in Memphis, Tennessee; Valdosta, Georgia and Detroit Michigan, (viii) ability to remediate certain contaminated sites for projected amounts, (ix) "Year 2000" computer issues, (x) the Oak Ridge Contracts (as defined), (xi) anticipated revenues resulting from the Oak Ridge Contracts and completion of the scope of work with M&EC (as defined) and all other statements which are not statements of historical fact. While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) general economic conditions,
(ii) material reduction in revenues, (iii) inability to collect in a timely manner a material amount of receivables, (iv) increased competitive pressures, (v) the ability to maintain and obtain required permits and approvals to conduct operations, (vi) the ability to develop new and existing technologies in the conduct of operations, (vii) overcapacity in the environmental industry,
(viii) inability of the "New Process" (as defined) to perform as anticipated or to develop such for commercial, (ix) "Year 2000" compliance of the computer system of the Company, its key suppliers, customers, creditors, and financial service organizations, (x) ability to receive or retain certain required permits, (xi) discovery of additional contamination or expanded contamination at a certain Dayton, Ohio, property formerly leased by the Company or the Company's facilities at Memphis, Tennessee; Valdosta, Georgia and Detroit Michigan, which would result in a material increase in remediation expenditures, (xii) determination that PFM is the source of chlorinated compounds at the Allen Well Field, (xiii) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, (xiv) potential increases in equipment, maintenance, operating or labor costs, (xv) management retention and development, (xvi) the requirement to use internally generated funds for purposes not presently anticipated, (xvii) inability to continue profitability or if not profitable, the inability to secure additional liquidity in the form of additional equity or debt, (xviii) the commercial viability of our on-site treatment process, (xix) inability of the Company and M&EC to finalize the scope of work documents relating to the Oak Ridge Contracts, (xx) the actual volume of waste to be received under the Oak Ridge Contracts, (xxi) a determination that the amount of work to be performed by the Company under the Oak Ridge Contracts is less than anticipated, (xxii) the inability of the Company to perform the work assigned to it under the Oak Ridge Contracts in a profitable manner, (xxiii) the inability of the Company to obtain under certain circumstances shareholder approval of the transaction in which the Series 10 Preferred and certain warrants were issued,
(xxiv) the inability of the Company to maintain the listing of its Common Stock on the NASDAQ, and (xxv) the determination that CM or CCC were responsible for a material amount of remediation at certain Superfund sites. The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET
RISK

The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on the Company's variable rate loan arrangements with Congress, as described under Note 7 to Notes to Consolidated
Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Consolidated Financial Statements:
_________________________________
                                                               Page No.
                                                               _______
  Report of Independent Certified Public Accountants
      BDO Seidman, LLP                                            30

  Consolidated Balance Sheets as of December 31, 1999 and 1998    31

  Consolidated Statements of Operations for the years ended
      December 31, 1999, 1998 and 1997                            33

  Consolidated Statements of Cash Flows for the
      years ended December 31, 1999, 1998 and 1997                34

  Consolidated Statements of Stockholders' Equity for
      the years ended December 31, 1999, 1998 and 1997            35

  Notes to Consolidated Financial Statements                      36

Financial Statement Schedules:
_____________________________

  II  Valuation and Qualifying Accounts for the years ended
          December 31, 1999, 1998 and 1997                        83

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

Report of Independent Certified Public Accountants



Board of Directors
Perma-Fix Environmental Services, Inc.


We have audited the accompanying consolidated balance sheets of Perma-Fix Environmental Services, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perma-Fix Environmental Services, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                     /s/ BDO Seidman, LLP

                                     BDO Seidman, LLP

Orlando, Florida
March 16, 2000

                        PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                              CONSOLIDATED BALANCE SHEETS
                                   As of December 31

Amounts in Thousands, Except for Share Amounts)          1999          1998
______________________________________________________________________________
ASSETS
Current assets:
   Cash and cash equivalents                           $    771     $    776
   Restricted cash equivalents and investments               73          111
   Accounts receivable, net of allowance for
     doubtful accounts of $952 and $313,
     respectively                                        13,027        5,950
   Inventories                                              229          145
   Prepaid expenses                                         486          471
   Other receivables                                         62           11
   Assets of discontinued operations                        377          489
                                                       ________     ________
       Total current assets                              15,025        7,953

Property and equipment:
   Buildings and land                                    12,555        5,804
   Equipment                                             13,682        8,606
   Vehicles                                               2,274          941
   Leasehold improvements                                    16           16
   Office furniture and equipment                         1,223          782
   Construction in progress                               1,210        1,592
                                                       ________     ________
                                                         30,960       17,741
   Less accumulated depreciation                         (7,690)      (5,836)
                                                       ________    _________
   Net property and equipment                            23,270       11,905

Intangibles and other assets:
   Permits, net of accumulated amortization of
     $1,504 and $1,088, respectively                      8,544        3,661
   Goodwill, net of accumulated amortization
     of $1,009 and $751, respectively                     7,154        4,698
   Other assets                                             651          531
                                                      _________     ________
       Total assets                                   $  54,644    $  28,748
                                                      =========     ========





                The accompanying notes are an integral part of these
                          consolidated financial statements.

                 PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                      CONSOLIDATED BALANCE SHEETS
                          As of December 31


(Amounts in Thousands, Except for Share Amounts)            1999         1998
________________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $    7,587     $    2,422
   Accrued expenses                                          5,885          3,369
   Revolving loan and term note facility                       938            625
   Current portion of long-term debt                         1,427            302
   Current liabilities of discontinued operations              588            863
                                                         _________      _________
       Total current liabilities                            16,425          7,581

Environmental accruals                                       3,847            520
Accrued closure costs                                          962            715
Long-term debt, less current portion                        12,937          2,087
Long term liabilities of discontinued operations               654          1,892
                                                         _________      _________
      Total long-term liabilities                           18,400          5,214
                                                         _________      _________
      Total liabilities                                     34,825         12,795

Commitments and contingencies (see Notes 4, 7, 9 and 12)         -              -

Stockholders' equity:
  Preferred Stock, $.001 par value; 2,000,000 shares
    authorized, 4,537 and 9,850 shares issued and
    outstanding, respectively                                    -              -
  Common Stock, $.001 par value; 50,000,000 shares
    authorized, 21,501,776 and 13,215,093 shares issued,
    including 988,000 and 943,000 shares held as treasury
    stock, respectively                                         21             13
  Redeemable warrants                                            -            140
  Additional paid-in capital                                42,367         39,769
  Accumulated deficit                                      (20,707)       (22,157)
                                                          ________        _______
                                                            21,681         17,765
  Less Common Stock in treasury at cost; 988,000 and
       943,000 shares issued and outstanding, respect-
       ively                                                (1,862)        (1,812)
                                                          ________        ________
       Total stockholders' equity                           19,819         15,953
                                                          ________        ________
       Total liabilities and stockholders' equity       $   54,644      $  28,748
                                                         =========       =========











  The accompanying notes are an integral part of these consolidated financial statements.

               PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the years ended December 31

(Amounts in Thousands, Except for Share Amounts)       1999           1998             1997
_____________________________________________________________________________________________
Net revenues                                       $   46,464     $    30,551     $    28,413
Cost of goods sold                                     31,271          21,064          19,827
                                                   __________     ___________     ___________
        Gross profit                                   15,193           9,487           8,586

Selling, general and administrative expenses           10,299           6,847           5,682
Depreciation and amortization                           2,778           2,109           1,980
                                                   __________     ___________      ___________
        Income from operations                          2,116             531             924

Other income (expense):
   Interest income                                         50              35              41
   Interest expense                                      (650)           (294)           (431)
   Other                                                   54             190            (342)
                                                   __________      ___________     ___________

       Net income from continuing operations            1,570             462             192

Discontinued Operations:
   Loss from operations                                     -               -          (1,048)
   Loss on disposal                                         -               -          (3,053)
                                                   __________       ___________     __________
      Loss from discontinued operations                     -               -          (4,101)

      Net income (loss)                                 1,570             462          (3,909)

Preferred Stock dividends                                (308)         (1,160)         (1,260)*
Gain on Preferred Stock Redemption                        188               -               -
                                                  ___________       ____________     __________
        Net income (loss) applicable to
           Common Stock                           $     1,450       $    (698)      $  (5,169)*
                                                  ===========       ============     ===========
       _______________________________________________________________________________

Basic net income (loss) per common share:
    Continuing operations                         $       .08       $     (.06)     $    (.10)
    Discontinued operations                                 -                -           (.39)
                                                   __________       ___________     __________
        Net income (loss) per common share        $       .08       $     (.06)     $    (.49)*
                                                   ==========       ===========     ==========
Diluted net income (loss) per common share:
    Continuing operations                         $       .07       $     (.06)     $    (.10)
    Discontinued operations                                 -                 -          (.39)
                                                   __________       ___________     __________
        Net income (loss) per common share        $       .07       $     (.06)     $    (.49)*
                                                   ==========       ===========      =========
Weighted average number of shares and
  potential common shares used in
  computing net income (loss) per share:

     Basic                                            17,488             12,028        10,650
                                                   =========         ==========       ========
     Diluted                                          21,224             12,028        10,650
                                                   =========         ==========       ========

*Amounts have been restated from that previously reported to reflect a stock dividend on Preferred Stock which is convertible at a discount from market value at the date of issuance (see Note 3).

            The accompanying notes are an integral part of
               these consolidated financial statements

             PERMA-FIX ENVIRONMENTAL SERVICES, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended December 31

(Amounts in Thousands)                                           1999        1998          1997
______________________________________________________________________________________________________
Cash flows from operating activities:
  Net income from continuing operations                   $    1,570     $      462     $      192
  Adjustments to reconcile net income from continuing
     operations to cash provided by (used in) operations:
  Depreciation and amortization                                2,778          2,109          1,980
  Loss on impairment of assets                                     -              -            371
  Provision for bad debt and other reserves                      126             61            133
  (Gain) loss on sale of plant, property and equipment           (30)           (24)            21
  Changes in assets and liabilities, net of effects from
     business acquisitions:
  Accounts receivable                                         (3,126)          (715)          (770)
  Prepaid expenses, inventories and other assets                (218)         1,341            303
  Accounts payable and accrued expenses                          (78)           194          (809)
                                                             ________       _______        _______
    Net cash provided by continuing operations                  1,022         3,428          1,421

Net cash used in discontinued operations                       (1,285)       (1,594)        (1,398)

Cash flows from investing activities:
   Purchases of property and equipment, net                     (1,834)       (1,990)        (1,504)
   Proceeds from sale of plant, property and equipment             238            53             54
   Change in restricted cash, net                                1,042           192            (30)
   Cash used for acquisition consideration                      (1,000)            -              -
   Net cash used for acquisition settlements                    (1,616)            -              -
   Net cash used by discontinued operations                        (47)           (4)           (41)
                                                              ________       ________       ________
      Net cash used in investing activities                     (3,217)       (1,749)        (1,521)

Cash flows from financing activities:
  Net borrowings (repayments) of revolving loan and
    term note facility                                           5,060        (2,140)           (743)
  Principal repayments on long-term debt                          (861)         (320)           (938)
  Redemption of Preferred Stock                                   (750)            -               -
  Proceeds from issuance of stock                                  143         2,941            3,480
  Purchase of treasury stock                                       (50)          (42)               -
  Net cash used by discontinued operations                         (22)          (74)             (20)
                                                             _________       _______         ________
    Net cash provided by financing activities                    3,520           365            1,779

Increase in cash and cash equivalents                               40           450              281
Cash and cash equivalents at beginning of period,
  including discontinued operations of $0, $12,
  and $8, respectively                                             776           326               45
                                                             _________       _______         ________
Cash and cash equivalents at end of period,
  including discontinued operations of $45, $0,
  and $12, respectively                                     $      816     $     776     $         326
                                                             =========       =======        ==========
________________________________________________________________________________________________________

Supplemental disclosure:
  Interest paid                                            $      942       $    555     $          710
  Dividends paid                                                  205              -                  -
Non-cash investing and financing activities:
  Issuance of Common Stock for services                            40            241                 76
  Long-term debt incurred for purchase of property
     and equipment, including discontinued operations
     of $31 in 1997                                               826            564                294
  Long-term debt incurred for acquisition                       4,700              -                  -
  Issuance of stock for payment of dividends                      221            358                314
  Issuance of Common Stock for acquisition                      3,000            207                  -


  The accompanying notes are an integral part of these consolidated financial statements

               PERMA-FIX ENVIRONMENTAL SERVICES, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the years ended December 31

                                                                                                          Common
                                                                                 Additional    Accumu-    Stock
(Amounts in Thousands,           Preferred Stock    Common Stock      Redeemable   Paid-In     lated      Held in
Except for share Amounts)       Shares     Amount  Shares     Amount   Warrants    Capital     Deficit    Treasury
________________________________________________________________________________________________________________
Balance at December 31, 1996      5,500   $    -   10,399,947 $    10  $    140   $ 30,495  $ (16,290) $ (1,770)

Net loss                              -        -           -        -         -          -     (3,909)        -
Preferred Stock dividend              -        -           -        -         -        908     (1,260)        -
Issuance of Common Stock for
  preferred stock dividend            -        -      178,781       -         -        314          -         -
Issuance of stock for cash and
  services                            -        -      128,271       -         -         96          -         -
Exercise of warrants                  -        -      794,514       1         -        932          -         -
Conversion of Series 3 Preferred
   Stock to Common Stock         (1,500)       -    1,027,974       1         -        (1)         -          -
Option Exercise                       -        -       11,000       -         -        11          -          -
Issuance of Preferred Stock
  for cash                        2,850        -            -       -         -      2,516         -          -
                                 ______   ______   __________   ______    _____    ________   _______
Balance at December 31, 1997      6,850   $    -   12,540,487   $  12    $  140   $ 35,271  $(21,459)   $(1,770)
                                 ======   ======   ==========   ======    ======  ========    =======   =======
Net income                            -        -            -       -          -         -       462          -
Preferred Stock dividends             -        -            -       -          -       750    (1,160)         -
Issuance of Common Stock for
  Preferred Stock dividend            -        -      175,825       -          -       358         -          -
Issuance of Preferred Stock       3,000        -            -       -          -     2,653         -          -
Issuance of Common Stock
   for acquisition                    -        -      108,207       -          -       207         -          -
Issuance of stock for cash and
   services                           -        -      174,474       -          -       274         -          -
Exercise of warrants                  -        -      215,100       1          -       255         -          -
Option Exercise                       -        -        1,000       -          -         1         -          -
Redemption of common shares
   to treasury stock                  -        -            -       -          -         -         -        (42)
                                 ______   ______   __________  ______     ______   ________    _______    _______
Balance at December 31, 1998      9,850   $    -   13,215,093  $   13     $  140  $  39,769   $(22,157)   $(1,812)
                                 ======   ======   ==========  ======     ======  =========   ========    =======
Net income                            -        -            -       -          -          -      1,570          -
Preferred Stock dividends             -        -            -       -          -          -       (308)         -
Gain on Preferred Stock redemption    -        -            -       -          -       (188)       188          -
Issuance of Common Stock for
  Preferred Stock dividend            -        -      152,494       -          -        221          -          -
Issuance of Common Stock in
  exchange for warrants               -        -      200,000       -          -          -          -          -
Issuance of Common Stock
  for acquisition                     -        -    1,594,967       2          -      2,998          -          -
Issuance of stock for cash and
  services                            -        -       81,560       -          -         90          -          -
Conversion of Preferred Stock
  to Common                      (4,563)       -    6,119,135       6          -        (6)          -          -
Redemption of Preferred Stock      (750)       -            -       -          -      (750)          -          -
Redemption of Common Stock
  to Treasury Stock                   -        -            -       -          -         -           -        (50)
Exercise of warrants                  -        -       97,227       -          -        48           -          -
Option Exercise                       -        -       41,300       -          -        45           -          -
Expiration of redeemable warrants     -        -            -       -       (140)      140           -          -
                                  _____   _______  __________    _____    ______    ______   _________    _______
Balance at December 31, 1999      4,537   $   -    21,501,776   $   21    $    -   $42,367   $ (20,707)   $(1,862)
                                  =====   =======  ==========   ======    ======   =======   ========     ========

   The accompanying notes are an integral part of these consolidated financial statements.

                 PERMA-FIX ENVIRONMENTAL SERVICES, INC.
               Notes to Consolidated Financial Statements
                     December 31, 1999, 1998 and 1997


     ______________________________________________________
     NOTE 1
     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Perma-Fix Environmental Services, Inc. (the Company, which may be referred to as we, us, or our) is a Delaware corporation, engaged through its subsidiaries, in:

  * Waste Management Services, which includes:
      * treatment, storage, processing, and disposal of hazardous and non-hazardous waste and mixed waste which is both low-level radioactive and hazardous;
      * nuclear mixed and low-level radioactive waste treatment, processing and disposal, which includes research, development, on-and off-site waste remediation and processing;and
      * industrial waste and wastewater management services, including the collection, treatment, processing and disposal, and the design and construction of on-site wastewater treatment systems.

 * Consulting Engineering Services, which includes:
     * broad-scope environmental issues, including environmental management programs, regulatory permitting, compliance and auditing, landfill design, field testing and characterization.

We have grown through both acquisitions and internal development. Our present objective is to focus on the operations, maximize the profitability and to continue the research and development of innovative technologies for the treatment of nuclear, mixed waste and industrial waste. Such research and development expenses, although important, are not considered material.

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

Our consolidated financial statements for the years 1997 and 1998 include the accounts of Perma-Fix Environmental Services, Inc. ("PESI") and our wholly-owned subsidiaries, Perma-Fix, Inc. ("PFI") and subsidiaries, Industrial Waste Management, Inc. ("IWM") and subsidiaries, Perma-Fix Treatment Services, Inc. ("PFTS"), Perma-Fix of Florida, Inc. ("PFF"), Perma-Fix of Dayton, Inc. ("PFD") and, Perma-Fix of Ft. Lauderdale, Inc. ("PFL"). Effective June 1, 1999, we acquired Chemical Conservation Corporation ("CCC"), Chemical Conservation of Georgia, Inc. ("CCG") and Chem-Met Services, Inc. ("CM"), which have been included in our consolidated financial statement in 1999, from the date of acquisition. Due to a fire and resulting explosion during 1997, the fuel blending operations of Perma-Fix of Memphis, Inc. ("PFM") were discontinued. See Note 4 for further discussion on this discontinued operation.

     ____________________________________________________
     NOTE 2
     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
Our consolidated financial statements include our accounts and our wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Reclassifications
Certain prior year amounts have been reclassified to conform with the 1999 presentation.

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

Use of Estimates
In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as, the reported amounts of revenues and expenses during the reporting period.
See Note 9 for management estimates of closure costs and environmental liabilities. Actual results could differ from those estimates.

Cash Equivalents
We consider all highly liquid investments with initial maturities of three months or less to be cash equivalents. Cash equivalents at December 31, 1998, included overnight repurchase agreements in the approximate amount of $249,000. There were no cash equivalents at December 31, 1999.

Restricted Cash Equivalents and Investments
Restricted cash equivalents and investments for continuing operations, which are classified as current assets, decreased $38,000 to a balance of $73,000 as of December 31, 1999, as compared to December 31, 1998. During 1999, we replaced a restricted trust fund for the financial guarantee of the PFD TSD facility, with an uncollateralized surety bond which resulted in this decrease in restricted cash. In addition to these current assets, a trust fund of $401,000 is classified as a long term asset as of December 31, 1999, as compared to $383,000 as of December 31, 1998. These restricted instruments reflect secured collateral relative to the various financial assurance instruments guaranteeing the standard RCRA closure bonding requirements for the CM and PFL TSD facilities, while the long-term portion reflects cash held for long-term commitments related to the RCRA closure action at a facility affiliated with PFD as further discussed in
Note 9. The letters of credit secured by the restricted cash renew annually, and the Company plans to replace the letters of credit with other alternative financial assurance instruments.

PFM has restricted cash equivalents of $265,000 as of December 31, 1999. This restricted cash amount is reported in current assets of discontinued operations, and includes a trust fund for $110,000 and certificates of deposit for $155,000. These restricted instruments reflect secured collateral relative to the various financial assurance instruments guaranteeing the standard RCRA closure requirements for the PFM facility. The letters of credit secured by this restricted cash also renew annually.

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

Intangible Assets
Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net assets acquired ("goodwill") and the recognized permit value of the business. Goodwill is generally amortized over 20 to 40 years and permits are amortized over 20 years. Amortization expense approximated $675,000, $429,000 and $388,000 for the years ended 1999, 1998 and 1997, respectively. This increase principally reflects the additional amortization expense resulting from the acquisition of CCC, CCG and CM, in the aggregate amount of $231,000. We continually reevaluate the propriety of the carrying amount of permits and goodwill as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and estimates of useful lives. We use an estimate of the related undiscontinued operating income over the remaining lives of goodwill and permit costs in measuring whether they are recoverable. At this time, we believe that no impairment of goodwill or permits has occurred and that no reduction of the estimated useful lives of the remaining assets is warranted. This evaluation policy is in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

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

Self-Insurance
We have a self-insurance program for certain health benefits. The cost of such benefits is recognized as expense in the period in which the claim occurred, including estimates of claims incurred but not reported. The claims expense for 1999 was approximately $1,093,000, as compared to $807,000 and $663,000 for 1998 and 1997, respectively. This increase principally reflects the additional claim expense resulting from the acquisition of CCC, CCG and CM effective June 1, 1999.

Net Income (Loss) Per Share
The Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("SFAS No. 128") effective December 31, 1997. SFAS No. 128 requires presentation of both Basic Earnings per share ("Basic EPS") and Diluted Earnings per share ("Diluted EPS"). Basic EPS is based on the weighted average number of shares of Common Stock outstanding during the year. Diluted EPS also includes the dilutive effect of potential common shares. Diluted loss per share for the years ended December 31, 1998 and 1997 do not include potential common shares as their effect would be anti-dilutive.

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the years ended December 31, 1999, 1998 and 1997:

Amounts in Thousands,
Except for Share Amounts                       1999        1998         1997
______________________________________________________________________________
Net income (loss) applicable to
       Common Stock - basic                  $ 1,450     $  (698)     $(5,169)
Effect of dilutive securities:
       Preferred Stock dividends                 308           -            -
       Gain on Preferred Stock redemption       (188)          -            -
                                             _______      _______      ______
Net income (loss) applicable to
       Common Stock - diluted                $ 1,570      $  (698)    $(5,169)
                                             =======      =======      =======

Basic net income (loss) per share            $   .08      $  (.06)    $   (.49)
                                             =======      =======      =======

Diluted net income (loss) per share          $   .07      $  (.06)    $   (.49)
                                             =======      =======      ========

Weighted average shares outstanding-basic     17,488       12,028       10,650
Potential shares exercisable under stock
        option plans                             505            -            -
Potential shares upon exercise of
        warrants                                 160            -            -
Potential shares upon conversion of
        Preferred Stock                        3,071            -            -
                                            ________      ________     _______
Weighted average shares outstanding-diluted   21,224       12,028       10,650
                                            ========      ========     ========

The above reconciliation excludes 659,949 options and 4,962,463 warrants not considered in the above calculation because they were anti-dilutive.

Fair Value of Financial Instruments
The book values of cash, trade accounts receivable, trade accounts payable, and financial instruments included in current assets and other assets approximate their fair values principally because of the short-term maturities of these instruments. The fair value of our long-term debt is estimated based on the current rates offered to us for debt of similar terms and maturities. Under this method, our fair value of long-term debt was not significantly different from the stated value at December 31, 1999 and 1998.

Recent Accounting Pronouncements
In June, 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. FAS 133 is effective for periods beginning after June 15, 2000. Historically, we have not entered into derivative contracts. Accordingly, FAS 133, as amended by FAS 137 is not expected to affect our financial statements.

  ______________________________________________________
  NOTE 3
  RESTATEMENT OF 1997 STOCKHOLDER'S EQUITY

In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on the accounting for Preferred Stock which is or may be convertible into Common Stock at a discount from the market price at the date of issuance. The

Staff's position pursuant to EITF D-60 is that a Preferred Stock dividend should be recorded for the difference between the conversion price and the quoted market price of Common Stock as determined at the date of issuance. To comply with this position, pursuant to EITF D-60 and EITF D-42, we restated our 1997 consolidated financial statements to reflect a dividend of approximately $713,000 related to the fiscal 1997 sales and subsequent exchanges of Convertible Preferred Stock and a dividend of approximately $195,000 related to the fiscal 1997 issuance of warrants in connection with the issuance of the Preferred Stock as discussed in Note 6 (Series 4 Class D, Series 5 Class E, Series 6 Class F, and Series 7 Class G Preferred Stock). The restatement reflects dividends totaling approximately $908,000 resulting from Preferred Stock sales, of which approximately $111,000 was attributable to the quarter ended June 30, 1997, and approximately $797,000 was attributable to the quarter ended September 30, 1997. The impact of the restatement on the second and third quarters of 1997 and the year ended December 31, 1997, is shown as follows (amounts in thousands, except for share amounts):

                                    As Originally Reported                     As Amended
                                    ______________________                     __________
                                   Quarter Ended     Year Ended       Quarter Ended       Year Ended
                                   _____________     __________       _____________       __________
                                6/30/97    9/30/97    12/31/97     6/30/97     9/30/97     12/31/97
                                _______    _______   __________    _______     ________   __________
Preferred Stock Dividends       $    82    $   99     $  352       $  193      $  896     $ 1,260
Net Loss Applicable to
    Common Stock                   (525)       58     (4,261)        (636)       (739)     (5,169)
Net Loss Per Share                 (.05)      .01       (.40)        (.06)       (.07)       (.49)

  __________________________________________________________
  NOTE 4
  DISCONTINUED OPERATIONS

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

The net loss from the discontinued PFM operations of $1,048,000 for the year ended December 31, 1997 is shown separately in the Consolidated Statements of Operations. The results of the discontinued PFM operations do not reflect management fees charged by the Corporation, but does include interest expense of $254,000 during 1997, specifically identified to such operations as a result of such operations incurring debt under the Company's revolving and term loan credit facility. The operating expenses incurred during 1999 and 1998, totaling $677,000 and $653,000, respectively, relate to the closure and remedial activities performed, and have been recorded against the accrued environmental reserve. Also recorded to the closure cost reserve is interest expense of $306,000 and $213,000 specifically identified to the PFM discontinued operations as a result of such operations incurring debt under the Company's revolving and term loan credit facility. During March of 1998, the Company received a settlement in the amount of $1,475,000 from its insurance carrier for the business interruption claim which is recorded as an insurance claim receivable at December 31, 1997. This settlement was recognized as a gain in 1997 and thereby reduced the net loss recorded for the discontinued PFM operations in 1997. Earlier in 1997, PFM received approximately $522,000 (less its deductible of $25,000) in connection with its claim for loss of contents as a result of the fire and explosion which was utilized to replace certain assets and reimburse the Company for certain fire related expense.

Revenues of the discontinued PFM operations were $1,878,000 in 1997. These revenues are not included in revenues as reported in the Consolidated Statements of Operation.

Net assets and liabilities of the discontinued PFM operations at the end of each year, in thousands of dollars, consisted of the following:
                                                    1999       1998
                                                   ______      _____
Current assets of discontinued operations:
   Cash and cash equivalents                      $    45     $     -
   Restricted cash equivalents and investments        265         218
   Accounts receivable, net of allowance
      for doubtful accounts of $0 and $104,
      respectively                                     64         260
   Prepaid expenses and other assets                    3          11
                                                   ______      ______
                                                  $   377     $   489
                                                   ======      ======
Current liabilities of discontinued operations:
   Accounts payable                               $    30     $   100
   Accrued expenses                                    34         126
   Accrued environmental costs                        520         613
   Current portion of long-term debt                    4          24
                                                  _______      ______
                                                  $   588     $   863
                                                  =======      ======
Long-term liabilities of discontinued operations:
   Long-term debt, less current portion           $     -     $     4
   Accrued environmental and closure costs            654       1,888
                                                  _______     _______
                                                  $   654     $ 1,892
                                                  =======     =======

The accrued environmental and closure costs related to PFM totals $1,174,000 as of December 31, 1999, a decrease of $1,327,000 from the December 31, 1998, accrual balance. This reduction was principally a result of the specific costs related to the decommissioning and closure of the fuel blending tank farm and related processing equipment ($60,000), partial payment of PRP liability settlement ($150,000), general closure and remedial activities, including groundwater remediation,and agency and investigative activities, ($440,000), and the general operating losses, including indirect labor, materials and supplies, incurred in conjunction with the above actions ($677,000). The remaining liability represents the best estimate of the cost to complete the groundwater remediation at the site of approximately $696,000 (see
Note 9), future operating losses to be incurred by PFM as it completes such closure and remedial activities over the next five
(5) year period ($403,000) and the potential PRP liability of $75,000 as further discussed in Note 12.

     _____________________________________________________
     NOTE 5
     ACQUISITIONS

Effective April 1, 1998, the Company entered into an asset purchase agreement to acquire substantially all of the assets and certain liabilities of Action Environmental Corp. ("Action") of Miami, Florida. Action has provided oil filter collection and processing services to approximately 700 customers in south Florida. The assets of Action were acquired through a combination of stock issuance and the assumption of certain liabilities. The acquisition was accounted for using the purchase method effective April 1, 1998. The acquisition of Action resulted in an issuance of 108,207 shares of the Company's Common Stock in April 1998 and the subsequent issuance of 94,967 shares of the Company's Common Stock in July 1999 reflecting a total purchase price of $207,000.

On May 27, 1999, (i) the Company, Chemical Conservation Corporation; a Florida corporation ("CCC"); Chemical Conservation of Georgia, Inc., a Georgia corporation ("CCG"); The Thomas P. Sullivan Living Trust, dated September 6, 1978 ("TPS Trust"); The Ann L. Sullivan Living Trust, dated September 6, 1978 ("ALS Trust"); Thomas P. Sullivan, an individual ("TPS"); and Ann L. Sullivan, an individual ("ALS"), entered into a Stock Purchase Agreement ("Chem-Con Stock Purchase Agreement"), wherein the Company agreed to purchase all of the outstanding capital stock of CCC and CCG from the ALS Trust pursuant to the terms of the Chem-Con Stock Purchase Agreement, and (ii) the Company, Chem-Met Services, Inc., a Michigan corporation ("CM"), the TPS Trust, the ALS Trust, TPS and ALS entered into a Stock Purchase Agreement ("Chem-Met Stock Purchase Agreement"), whereby the Company agreed to purchase all of the outstanding capital stock of CM from the TPS Trust pursuant to the terms of the Chem-Met Stock Purchase Agreement. The Chem-Con Stock Purchase Agreement and the Chem-Met Stock Purchase Agreement are collectively referred to as the "Stock Purchase Agreements." CCC and CCG are collectively referred to as "Chem-Con." TPS and ALS are husband and wife.

On May 27, 1999, the Stock Purchase Agreements and related transaction documents ("Documents") were executed and placed into escrow pending satisfaction of certain conditions precedent to closing. On June 1, 1999, the conditions precedent to closing of the Stock Purchase Agreements were completed, the Stock Purchase Agreements were consummated and the Documents were released from escrow.

Under the terms of the Stock Purchase Agreements, the purchase price paid by the Company in connection with the acquisition of CCC, CCG and CM was $8,700,000, consisting of (i) $1,000,000 in cash paid at closing, (ii) three promissory notes ("Promissory Notes"), in the aggregate amount of $4,700,000, to be paid in equal monthly installments of principal and interest of approximately $90,000 over five years and having an interest rate of 5.5% for the first three years and 7% for the remaining two years, with payment of such Promissory Notes being guaranteed by CM under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by CM, and (iii) $3,000,000 paid in the form of 1,500,000 shares of Perma-Fix Common Stock, par value $.001 per share ("Common Stock"), paid to the ALS Trust at closing; however, if the ALS Trust owns any of such shares of Common Stock at the end of eighteen (18) months from the June 1, 1999, closing date (the "Guarantee Period") and the market value (as determined below) per share of Common Stock at the end of the Guarantee Period is less than $2.00 per share, the Company shall pay the ALS Trust, within ten (10) business days after the end of the Guarantee Period, an amount equal to the sum determined by multiplying the number of shares of Common Stock issued to the ALS Trust under the Stock Purchase Agreements that are still owned by the ALS Trust at the end of the Guarantee Period by $2.00 less the market value (as determined below) of such shares of Common Stock owned by the ALS Trust at the end of the Guarantee Period, with such amount, if any, payable by the Company to the ALS Trust, at the Company's option, in cash or in Common Stock or a combination thereof.
Notwithstanding anything to the contrary, the aggregate number of shares of Common Stock issued or issuable under the Stock Purchase Agreements for any reason whatsoever shall not exceed eighteen percent (18%) of the number of issued and outstanding shares of Common Stock on the date immediately preceding the June 1, 1999, closing date. The market value of each share of Common Stock at the end of the Guarantee Period shall be determined based on the average of the closing sale price per share of Common Stock as reported on the NASDAQ SmallCap Market ("NASDAQ") for the five (5) consecutive trading days ending with the trading day immediately prior to the end of the Guarantee Period. Under the Company's loan agreement, the Company may only pay any such amount due the ALS Trust at the end of the Guarantee Period in Common Stock unless the lender agrees that the Company may satisfy all or part of such in cash.

The cash portion of the purchase price for CCC, CCG and CM was obtained through borrowing from the Company's primary lender, Congress Financial Corporation (Florida) ("Congress"), as described below. The Company anticipates that the Promissory Notes will be paid with working capital generated from operations and/or borrowing under the Company's revolving credit facility with Congress. In connection with the closing, using funds borrowed from Congress, the Company paid an aggregate of approximately $3,843,000 to satisfy certain obligations of CM.

The acquisition was accounted for using the purchase method effective June 1, 1999, and accordingly, the assets and liabilities as of this date are included in the accompanying consolidated financial statements. As of December 31, 1999, the Company has performed a preliminary purchase price allocation based upon information available as of this date. Accordingly, the purchase price has been preliminarily allocated to the net assets acquired and net liabilities assumed based on their estimated fair values. Included in this preliminary allocation were acquired assets of approximately $15,831,000 and assumed liabilities of approximately $15,039,000, against total consideration of $8,700,000. This preliminary allocation has resulted in goodwill and intangible permits of $2,714,000 and $5,194,000, respectively. The goodwill and intangible permits are being amortized on a straight line basis over 20 years. The results of the acquired businesses have been included in the consolidated financial statements since the date of acquisition. The audited combined net revenues of CCC, CCG and CM for the fiscal year ended September 30, 1998, were, in the aggregate, approximately $21.8 million.

We accrued for the estimated closure costs, determined pursuant to RCRA guidelines, for the three regulated facilities acquired. This accrual, recorded at $218,000, represents the potential future liability to close and remediate such facilities, should such a cessation of operations ever occur. We also recognized long-term environmental accruals totaling $4,319,000. This amount represents the Company's estimate of the long-term costs to remove contaminated soil and to undergo groundwater remediation activities at two of the CCG/CM acquired facilities, Valdosta, Georgia and Detroit, Michigan. Both facilities have pursued remedial activities for the last five years with additional studies forthcoming and potential groundwater restoration could extend for a period of ten years. No insurance or third party recovery was taken into account in determining our cost estimates or reserve, nor do our cost estimates or reserve reflect any discount for present value purposes.

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

The principal businesses of CCC, CCG and CM are the collection, treatment, and recycling of industrial and hazardous waste, including waste oils, water and miscellaneous solid waste. CCC operates a permitted treatment and storage facility and transfer station that also serves as the base for a private trucking fleet; CCG treats hazardous waste and recycles solvents and CM treats and stabilizes inorganic wastes and maintains a government services division that is focused principally on the Defense Revitalization and Marketing Services market. The Company intends to continue using the Chem-Con and CM facilities for substantially the same purposes as such were being used prior to the acquisition by the Company.

The following unaudited pro forma information presents the consolidated statement of operations of the company as if the acquisition had taken place on January 1, 1998. CCC, CCG and CM were on a September 30 fiscal year-end and therefore, their results for the year ended September 30, 1998, have been consolidated with our results for the year ended December 31, 1998. Correspondingly, CCC's, CCG's and CM's results for the twelve months ended December 31, 1999, have been consolidated with our results for the twelve months ended December 31, 1999.

                                                 Year End December 31,
   (Amounts in thousands,                        _____________________
   except per share amounts)                       1999          1998
___________________________________________________________________________
Net revenues                                     $  55,115     $  52,352
Net income (loss) applicable to Common Stock           728        (1,046)
Net income (loss) per share                            .04          (.08)
Weighted average number of common
   shares outstanding                               18,063        13,528

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

     ______________________________________________________
     NOTE 6
     PREFERRED STOCK ISSUANCE AND CONVERSION

As of January 1, 1999, 9,850 shares of the Company's preferred stock were issued and outstanding. During 1999, 4,563 of such shares were converted into 6,119,135 shares of Common Stock and 750 shares of preferred stock were redeemed by the Company, leaving 4,537 shares of preferred stock issued and outstanding as of December 31, 1999.

The Preferred Stock issuances and activity for the year ended
December 31, 1999, are as follows:


                                               Preferred                               Converted
                                                 Stock      Dividend     Preferred       Common
Preferred Stock Description                      Holder       Rate         Shares        Shares
___________________________                    __________   ________     _________     _________
Series 14 (Exchanged for Series 3 and 11)       RBB Bank        6%
   Balance at December 31, 1998                                            4,000
   Conversion - April 1999                                                (2,231)      3,090,563
                                                                          _______
   Balance at December 31, 1999                                            1,769
                                                                          =======

Series 15 (Exchanged for Series 4,6,8, and 12)  RBB Bank        4%
   Balance at December 31, 1998                                            2,500
   Conversion - April 1999                                                (1,584)      2,057,143
   Redemption - July 1999                                                   (300)
                                                                          _______
   Balance at December 31, 1999                                              616
                                                                          =======

Series 16 (Exchanged for Series 10 and 13)      RBB Bank        4%
   Balance at December 31, 1998                                            3,000
   Conversion - April 1999                                                  (748)        971,429
   Redemption - July 1999                                                   (450)
                                                                          _______
   Balance at December 31, 1999                                            1,802
                                                                          =======

Series 9 (Exchanged for Series 5 and 7)         Infinity Fund   4%
  Balance at December 31, 1999 and 1998                                       350
                                                                          =======

Series 3 Preferred/Series 11 Preferred/Series 14 Preferred
On July 17, 1996, we issued to RBB Bank 5,500 shares of newly-created Series 3 Class C Convertible Preferred Stock ("Series 3 Preferred") at a price of $1,000 per share in a private placement under Sections 4(2) and/or 3(b) and/or Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The Series 3 Preferred had a liquidation preference over the Common Stock equal to $1,000 consideration per outstanding share of Series 3 Preferred, plus an amount equal to all unpaid dividends accrued thereon. As of January 1, 1999, 4,000 shares of Series 3 Preferred remained issued and outstanding as a result of prior conversions of the Series 3 Preferred. On April 20, 1999, the holder of the Series 3 Preferred converted 2,231 shares of the Series 3 Preferred into 3,090,563 shares of Common Stock of the Company, leaving 1,769 shares of Series 3 Preferred issued and outstanding.

On July 15, 1999, the Company exchanged the 1,769 outstanding shares of Series 3 Preferred, all of which were held by RBB Bank, for an equal number of shares of newly created Series 11 Class K Convertible Preferred Stock par value $.001 per share ("Series 11 Preferred"). On August 3, 1999, the Company exchanged the 1,769 outstanding shares of Series 11 Preferred, all of which were held by RBB Bank, for an equal number of shares of newly created Series 14 Class N Convertible Preferred Stock par value $.001 per share ("Series 14 Preferred"). The exchanges were made in private placements under Section 4(2) and/or Section 3(a)(9) of the Securities Act. The terms of the Series 11 Preferred and Series 14 Preferred are substantially the same as the terms of the Series 3 Preferred.

The Series 3 Preferred, Series 11 Preferred and Series 14 Preferred each accrue dividends on a cumulative basis at a rate of six percent (6%) per annum, which dividends are payable semi-annually when and as declared by the Board of Directors. Dividends are paid, at the Company's option, in the form of cash or Common Stock. During 1999, accrued dividends on the Series 3 Preferred, Series 11 Preferred and Series 14 Preferred in the combined total of approximately $106,000 were paid in the form of 79,422 shares of Common Stock of the Company, of which 46,781 shares were issued in February 2000. Dividends on converted shares of approximately $40,000 were paid in cash.

The 1,769 shares of Series 14 Preferred which were issued and outstanding as of December 31, 1999, are convertible from April 20, 2000 until April 20, 2001, into 1,179,333 shares of Common Stock of the Company based upon a fixed conversion price of $1.50 per share. After April 20, 2001, the conversion price is based on the product of (i) the average closing bid quotation for the five (5) trading days immediately preceding the conversion date multiplied by (ii) seventy-five percent (75%). The minimum conversion price is $.50 per share and the maximum conversion price is $1.50 per share, with the minimum conversion price to be reduced by $.25 per share each time, if any, the Company sustains a net loss, on a consolidated basis, in each of two (2) consecutive quarters. The Series 14 Preferred are redeemable by the Company from April 20, 2000 until April 20, 2001 for $1,100 per share.

Series 8 Preferred/Series 12 Preferred/Series 15 Preferred
On or about February 28, 1998, the Company issued to RBB Bank 2,500 shares of newly-created Series 8 Class H Preferred Stock, par value $.001 per share ("Series 8 Preferred") in exchange for 2,500 shares of Series 6 Class F Preferred Stock, par value $.001 per share ("Series 6 Preferred") which had been issued to RBB Bank in 1997. The Series 6 Preferred, along with certain warrants allowing the purchase of 375,000 shares of Common Stock at an exercise price of $1.8125 per share and the purchase of 281,250 shares of Common Stock at the exercise price of $2.125 per share had been issued to RBB Bank in exchange for an equal number of shares of Series 4 Class D Preferred Stock, par value $.001 per share ("Series 4 Preferred") and warrants allowing the purchase of 187,500 shares of Common Stock at an exercise price of $2.10 per share and the purchase of 187,500 shares of Common Stock at the exercise price of $2.50 per share.

The Series 8 Preferred had a liquidation preference over the Common Stock equal to $1,000 consideration per outstanding share of Series 8 Preferred, plus an amount equal to all unpaid dividends accrued thereon. As of January 1, 1999, 2,500 shares of Series 8 Preferred remained issued and outstanding. On April 20, 1999, the holder of the Series 8 Preferred converted 1,584 shares of the Series 8 Preferred into 2,057,143 shares of Common Stock of the Company, leaving 916 shares of Series 8 Preferred issued and outstanding.

On July 15, 1999, (i) the outstanding shares of Series 8 Preferred, all of which were held by RBB Bank, were exchanged for an equal number of shares of newly created Series 12 Class L Convertible Preferred Stock, par value $.001 per share ("Series 12 Preferred"), and (ii) 300 shares of Series 12 Preferred were redeemed by the Company for $1,000 per share, leaving 616 shares of Series 12 Preferred issued and outstanding. On August 3, 1999, the 616 outstanding shares of Series 12 Preferred, all of which were held by RBB Bank, were exchanged for an equal number of shares of newly created Series 15 Class O Convertible Preferred Stock, par value $.001 per share ("Series 15 Preferred"). The exchanges were made in private placements under Section 4(2) and/or Section 3(a)(9) of the Securities Act. The terms of the Series 12 Preferred and Series 15 Preferred are substantially the same as the terms of the Series 8 Preferred.

The Series 8 Preferred, Series 12 Preferred and Series 15 Preferred each accrue dividends on a cumulative basis at a rate of four percent (4%) per annum which dividends are payable semi-annually when and as declared by the Board of Directors. During 1999, accrued dividends on the Series 8 Preferred, Series 12 Preferred and Series 15 Preferred, in the combined total of approximately $25,000 were paid in the form of 18,438 shares of Common Stock of the Company, of which 10,860 shares were issued in February 2000. Dividends on converted shares and redeemed shares in the combined total of approximately $25,000 were paid in cash.

The 616 shares of Series 15 Preferred which were issued and outstanding as of December 31, 1999, are convertible at a conversion price of the lesser of (a) the product of the average closing bid quotation of the Common Stock for the five (5) trading days immediately preceding the conversion date multiplied by eighty percent (80%) or (b) $1.6875. However, from April 20, 2000 until April 20, 2001, there is a minimum conversion price of $1.50 per share for the Series 15 Preferred. Conversion at such minimum conversion price would result in the issuance of approximately 410,667 shares of Common Stock. After April 20, 2001, the Series 15 Preferred has no minimum conversion price. The Series 15 Preferred are redeemable by the Company from April 20, 2000 until April 20, 2001 for $1,100 per share.

As further discussed in Note 3, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for Preferred Stock which is convertible into Common Stock at a discount from the market rate at the date of issuance of the Preferred Stock. The Staff's position pursuant to EITF D-60 relating to beneficial conversion features is that a preferred stock dividend should be recorded for the difference between the conversion price and the quoted market price of common stock as determined at the date of issuance. To comply with this position, we recognized a dividend in 1997 of approximately $798,000 as related to the issuance of the Series 4 Preferred, and Series 6 Preferred and the related warrants.

Series 10 Preferred/Series 13 Preferred/Series 16 Preferred
On or about June 30, 1998, the Company issued to RBB Bank 3,000 shares of newly-created Series 10 Class J Preferred Stock, par value $.001 per share ("Series 10 Preferred") at a price of $1,000 per share in a private placement under Section 4(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act. The Series 10 Preferred has a liquidation preference over the Common Stock equal to $1,000 consideration per outstanding share of Series 10 Preferred, plus an amount equal to all unpaid dividends accrued thereon. As of January 1, 1999, there were 3,000 shares of Series 10 Preferred which were issued and outstanding. On April 20, 1999, the holder of the Series 10 Preferred converted 748 shares of Series 10 Preferred into 971,429 shares of Common Stock, leaving 2,252 shares of Series 10 Preferred issued and outstanding.

On July 15, 1999, (i) the outstanding shares of Series 10 Preferred, all of which were held by RBB Bank, were exchanged for an equal number of shares of newly created Series 13 Class M Convertible Preferred Stock, par value $.001 per share ("Series 13 Preferred"), and (ii) 450 shares of Series 13 Preferred were redeemed by the Company for $1,000 per share, leaving 1,802 shares of Series 13 Preferred issued and outstanding. On August 3, 1999, the 1,802 outstanding shares of Series 13 Preferred, all of which were held by RBB Bank, were exchanged for an equal number of shares of newly created Series 16 Class P Convertible Preferred Stock, par value $.001 per share ("Series 16 Preferred"). The exchanges were made in private placements under Section 4(2) and/or Section 3(a)(9) of the Securities Act. The terms of the Series 13 Preferred and Series 16 Preferred are substantially the same as the terms of the Series 10 Preferred.

The Series 10 Preferred, Series 13 Preferred and Series 16 Preferred each accrue dividends on a cumulative basis at a rate of four percent (4%) per annum which dividends are payable semi-annually when and as declared by the Board of Directors. During 1999, accrued dividends on the Series 10 Preferred, Series 13 Preferred and Series 16 Preferred, in the combined total of approximately $72,000 were paid in the form of 53,936 shares of Common Stock of the Company, of which 31,769 shares were issued in February 2000. Dividends on converted shares and redeemed shares in the combined total of approximately $19,000 were paid in cash.

The 1,802 shares of Series 16 Preferred which were issued and outstanding as of December 31, 1999, are convertible at a conversion price of $1.875; except that if the average of the closing bid price per share of Common Stock quoted on the NASDAQ (or the closing bid price of the Common Stock as quoted on the national securities exchange if the Common Stock is not listed for trading on the NASDAQ but was listed for trading on a national securities exchange) for the five (5) trading days immediately prior to the particular date on which the holder notified the Company of a conversion is less than $2.34, then the conversion price for that particular conversion is to be eighty percent (80%) of the average of the closing bid price of the Common Stock on the NASDAQ. However, from April 20, 2000 until April 20, 2001, there is a minimum conversion price of $1.50 per share for the Series 16 Preferred. Conversion at such minimum conversion price would result in the issuance of approximately 1,201,333 shares of Common Stock. After April 20, 2001, the Series 16 Preferred has no minimum conversion price. The Series 16 Preferred are redeemable by the Company from April 20, 2000 until April 20, 2001 for $1,100 per share.

As further discussed in Note 3, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for Preferred Stock which is convertible into Common Stock at a discount from the market rate at the date of issuance of the Preferred Stock. The Staff's position pursuant to EITF D-60 relating to beneficial conversion features is that a preferred stock dividend should be recorded for the difference between the conversion price and the quoted market price of common stock as determined at the date of issuance. To comply with this position, we recognized a dividend of approximately $750,000 as related to the issuance of the Series 10 Preferred, with approximately $383,000 recorded in the third quarter of 1998 and $367,000 recorded in the fourth quarter of 1998.

Series 5 Preferred/Series 7 Preferred/Series 9 Preferred
On or about April 30, 1998, the Company issued to The Infinity Fund, L.P. ("Infinity") 350 shares of newly-created Series 9 Class I Preferred Stock, par value $.001 per share ("Series 9 Preferred") in exchange for 350 shares of Series 7 Class G Preferred Stock, par value $.001 per share ("Series 7 Preferred") which had been issued to Infinity in 1997. The Series 7 Preferred, along with certain warrants allowing the purchase of 35,000 shares of Common Stock at an exercise price of $1.8125 per share were issued to RBB Bank in exchange for an equal number of shares of Series 5 Class E Preferred Stock, par value $.001 per share ("Series 5 Preferred") and warrants allowing the purchase of 187,500 shares of Common Stock at an exercise price of $2.10 per share and the purchase of 187,500 shares of Common Stock at the exercise price of $2.50 per share. The exchanges were made in private placements under Section 4(2) and/or Section 3(a)(9) of the Securities Act. The terms of the Series 9 Preferred are substantially the same as the terms of the Series 7 Preferred. As of January 1, 1999 and December 31, 1999, there were 350 shares of Series 9 Preferred which were issued and outstanding.

The Series 9 Preferred has a liquidation preference over the Common Stock equal to $1,000 consideration per outstanding share of Series 9 Preferred, plus an amount equal to all unpaid dividends accrued thereon. The Series 9 Preferred accrues dividends on a cumulative basis at a rate of four percent (4%) per annum. Which dividends are payable semi-annually when and as declared by the Board of Directors. Dividends are paid, at the Company's option, in the form of cash or Common Stock. During 1999, accrued dividends on the Series 9 Preferred, in the combined total of approximately $13,400 were paid in the form of 10,477 shares of Common Stock of the Company, of which 6,171 shares were issued in February 2000.

The 350 shares of Series 9 Preferred which were issued and outstanding as of December 31, 1999, are convertible at the lesser of $1.8125 per share, except that, in the event the average closing bid price of the Common Stock as reported in the over the counter market, or the closing sale price if listed on a national securities exchange, for the five (5) trading days prior to a particular date of conversion, shall be less than $2.265, the conversion price for only such particular conversion shall be the average of the closing bid quotations of the Common Stock as reported on the over the counter market, or the closing sale price if listed on a national securities exchange for the five (5) trading days immediately proceeding the date of such particular conversion notice provided by the holder to the Company multiplied by 80%. As of the date of this report all 350 shares of the Series 9 Preferred have been converted into 324,610 shares of Common Stock, including shares issued in payment of accrued dividends on the Series 9 Preferred from January 1, 2000 until the dates of conversion.

As further discussed in Note 3, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for Preferred Stock which is convertible into Common Stock at a discount from the market rate at the date of issuance, in March of 1997. The Staff's position pursuant to EITF D-60 relating to beneficial conversion features is that a preferred stock dividend should be recorded for the difference between the conversion price and the quoted market price of common stock as determined at the date of issuance. To comply with this position, we recognized a dividend in 1997 of approximately $110,000 as related to the issuance of the Series 5 Preferred, Series 7 Preferred and the related warrants.

In summary, we recorded the following dividends related to Preferred Stock issuances:

                                      1999            1998              1997
                                 ___________     ____________      ____________
Paid Dividends                   $   308,000     $   410,000       $    352,000
Beneficial Conversion Feature              -         750,000(2)         908,000(1)
                                 ___________     ___________       ____________
Total Dividends Reported         $   308,000     $ 1,160,000       $  1,260,000
                                 ===========     ===========       ============

(1) Amounts for 1997 reflect beneficial conversion feature on Series 4 Class C, Series 6 Class F, Series 5 Class E and Series 7 Class G Preferred Stock and related warrants.

(2) Amounts for 1998 reflect beneficial conversion feature on Series 10 Class J Preferred Stock. See Note 3 related to the beneficial conversion feature.

On October 14, 1998, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock from time to time in open market or privately negotiated transactions, in accordance with SEC Rule 10b-18. The repurchases will be at prevailing market prices. The Company will utilize its current working capital and available borrowings to acquire such shares. On November 18, 1998, we purchased 7,000 shares of our stock at the market price of $1.856 per share for an aggregate of approximately $13,000. On November 19, 1998, we purchased 16,000 shares of our stock at the market price of $1.8425 per share for an aggregate of approximately $29,000. During April of 1999, we purchased an aggregate of 45,000 shares of our stock at the market prices ranging from $1.04 through $1.14, for the aggregate amount of $49,000.

     ______________________________________________________
     NOTE 7
     LONG-TERM DEBT

Long-term debt at December 31 includes the following (in thousands):

                                                                    1999        1998
                                                                  _______     _______
Revolving loan facility dated January 15, 1998, as amended
  May 27, 1999, borrowings based upon by eligible accounts
  receivable, subject to monthly borrowing base calculation, variable interest paid monthly at prime rate plus 1 3/4
  (10.25% at December 31, 1999).                                  $ 5,891     $    97

Term loan agreement dated January 15, 1998, as amended
  May 27, 1999, payable in monthly principal installments
  of $78, balance due in June 2002, variable interest
  paid monthly at prime rate plus 1 3/4 (10.25% at
  December 31, 1999).                                               3,203       1,927

Three promissory notes dated May 27, 1999, payable in
  equal monthly installments of principal and interest of $90 over 60 months, due June 2004, interest at 5.5% for first
  three years and 7% for remaining two years.                       4,283           -

Various capital lease and promissory note obligations, payable
  2000 to 2004, interest at rates ranging from 7.5% to 13.0%.       1,925         990
                                                                  _______     ________
                                                                   15,302       3,014
Less current portion of revolving loan and term note facility         938         625
Less current portion of long-term debt                              1,427         302
                                                                  _______     ________
                                                                  $12,937     $ 2,087
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

In connection with the acquisition of CCC, CCG and CM on May 27, 1999, Congress, the Company, and the Company's subsidiaries, including CCC, CCG and CM entered into an Amendment and Joinder to Loan and Security Agreement (the "Loan Amendment") dated May 27, 1999, pursuant to which the Loan and Security Agreement ("Original Loan Agreement") among Congress, the Company and the Company's subsidiaries was amended to provide, among other things, (i) the credit line being increased from $7,000,000 to $11,000,000, with the revolving line of credit portion being determined as the maximum credit of $11,000,000, less the term loan balance, with the exact amount that can be borrowed under the revolving line of credit not to exceed eighty percent (80%) of the Net Amount of Eligible Accounts (as defined in the Original Loan Agreement) less certain reserves; (ii) the term loan portion of the Original Loan Agreement being increased from its current balance of approximately $1,600,000 to $3,750,000 and it shall be subject to a four-year amortization schedule payable over three years at an interest rate of 1.75% over prime; (iii) the term of the Original Loan Agreement, as amended, will be extended for three years from the date of the acquisition, subject to earlier termination pursuant to the terms of the Original Loan Agreement, as amended; (iv) CCC, CCG and CM being added as co-borrowers under the Original Loan Agreement, as amended; (v) the interest rate on the revolving line of credit will continue at 1.75% over prime, with a rate adjustment to 1.5% if net income applicable to Common Stock of the Company is equal to or greater than $1,500,000 for fiscal year ended December 31, 2000;
(vi) the monthly service fee shall increase from $1,700 to $2,000;
(vii) government receivables will be limited to 20% of eligible accounts receivable; and (viii) certain obligations of CM shall be paid at closing of the acquisition of CCC, CCG and CM. The Loan Amendment became effective on June 1, 1999, when the Stock Purchase Agreements were consummated. Payments under the term loan commenced on June 1, 1999, with monthly principal payments of approximately $78,000 and a final balloon payment in the amount of $938,000 on June 1, 2002. The Company incurred approximately $40,000 in additional financing fees relating to the closing of this amendment, which is being amortized over the remaining term of the agreement. The interest rate on the revolving loan and term loan was 10.25% at December 31, 1999.

Under the terms of the Original Loan Agreement, as amended, the Company has agreed to maintain an Adjusted Net Worth (as defined in the Original Loan Agreement) of not less than $3,000,000 throughout the term of the Original Loan Agreement, which was amended, pursuant to the above noted acquisition. The adjusted net worth covenant requirement ranges from a low of $1,200,000 at June 1, 1999, to a high of not less than $3,000,000 from July 1, 2000, through the remaining term of the Loan Agreement. The covenant requirement at December 31, 1999, was $1,500,000, which the Company was in compliance with. The Company has agreed that it will not pay any dividends on any shares of capital stock of the Company, except that dividends may be paid on the Company's shares of Preferred Stock outstanding as of the date of the Loan Amendment (collectively, "Excepted Preferred Stock") under the terms of the applicable Excepted Preferred Stock and if and when declared by the Board of Directors of the Company pursuant to Delaware General Corporation Law. As security for the payment and performance of the Original Loan Agreement, as amended, the Company and its subsidiaries (including CCC, CCG and CM) have granted a first security interest in all accounts receivable, inventory, general intangibles, equipment and certain of their other assets, as well as the mortgage on two facilities owned by subsidiaries of the Company, except for certain real property owned by CM, for which a first security interest is held by the TPS Trust and the ALS Trust as security for CM's non-recourse guaranty of the payment of the Promissory Notes. All other terms and conditions of the original loan remain unchanged.

As of December 31, 1999, borrowings under the revolving loan agreement were approximately $5,891,000, an increase of $5,794,000 over the December 31, 1998, balance of $97,000. This increase represents $2,799,000 funded pursuant to the CCC, CCG and CM acquisition on June 1, 1999, $766,000 funded for the redemption of Preferred Stock, including dividends thereon, during July 1999 and $2,229,000 for capital expenditure and general working capital needs. The balance under the Congress term loan at December 31, 1999, was $3,203,000, an increase of $1,276,000 over the December 31,

1998, balance of $1,927,000.  This increase represents
$2,083,000 funded pursuant to the CCC, CCG and CM acquisition on June 1, 1999, partially offset by scheduled repayments of $807,000. We funded through the revolving and term loan a total of $4,882,000 pursuant to the CCC, CCG and CM acquisition excluding legal, professional and other closing fees, of which $2,651,000 represented the repayment of certain debt obligations, $1,192,000 represented payment of certain settlement obligations and $1,000,000 of the cash consideration as paid to the former owners of CCC, CCG and CM. As of December 31, 1999, the Company's borrowing availability under the Congress credit facility, based on its then outstanding eligible accounts receivable, was approximately $1,113,000.

Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of CCC, CCG and CM, a portion of the consideration was paid in the form of the Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of CCC, CCG and CM. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years with the first installment due on July 1, 1999, and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $4,283,000 at December 31, 1999, of which $819,000 is in the current portion. Payment of such Promissory Notes are guaranteed by CM under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by CM. See Note 5 for further discussion of the above referenced acquisition.

As further discussed in Note 2, the long-term debt, other than revolving and term loan debt, associated with the discontinued PFM operation is excluded from the above and is recorded in the Liabilities of Discontinued Operations total. The PFM debt obligations total $4,000, all of which is current.

The aggregate amount of the maturities of long-term debt maturing in future years as of December 31, 1999, is $2,365,000 in 2000;
$2,331,000 in 2001; $8,586,000 in 2002; $1,338,000 in 2003; and
$682,000 in 2004.

     ____________________________________________________
     NOTE 8
     ACCRUED EXPENSES

Accrued expenses at December 31 include the following (in thousands):

                                                            1999         1998
                                                        _________     __________
  Salaries and employee benefits                        $   1,581     $      783
  Accrued sales, property and other tax                       633            387
  Waste disposal and other operating related expenses       2,009          1,608
  Accrued environmental                                     1,461            278
  Other                                                       201            313
                                                        _________     __________
      Total accrued expenses                            $   5,885     $    3,369
                                                        =========     ==========

  The above amounts exclude Perma-Fix of Memphis, Inc. accrued expenses for the years ended December 31, 1999, and 1998 of $554 and $739, respectively, which are reported as current liabilities of discontinued operations. See Note 4 for further discussion of this discontinued operations.

     _______________________________________________________
     NOTE 9
     ACCRUED CLOSURE COSTS AND ENVIRONMENTAL LIABILITIES

We accrue for the estimated closure costs as determined pursuant to RCRA guidelines for all fixed-based regulated facilities, which represents the potential future liability to close and remediate such a facility, should such a cessation of operations ever occur. During 1999, the accrued long-term closure cost for its continuing operations increased by $247,000 to a total of $962,000 as compared to the 1998 total of $715,000. This increase is principally a result of the acquisition of CM and CCC during 1999, which contributed $218,000 of this accrued closure cost and the normal operational related increases accounted for the remaining increase of $29,000. The closure costs are based upon RCRA guidelines and will increase in the future, as indexed to an inflationary factor, and may also increase or decrease as we change our current operations at these regulated facilities. Additionally, unlike solid waste facilities, we, consistent with EPA regulations, do not have post-closure liabilities that extend substantially beyond the effective life of the facility.

At December 31, 1999, we have accrued long-term environmental and acquisition related liabilities totaling $3,847,000, which reflects an increase of $3,327,000 from the December 31, 1998, balance of $520,000. The 1998 amount principally represents management's best estimate of the long term costs to remove contaminated soil and to undergo groundwater remediation activities at one former RCRA facility that is under a closure action from 1989 that our wholly-
owned subsidiary, PFD, leases.   In June 1994, we acquired from
Quadrex Corporation and/or a subsidiary of Quadrex Corporation (collectively, "Quadrex") three TSD companies, including the PFD facility. The former owners of PFD had merged EPS with PFD, which was subsequently sold to Quadrex. Through our acquisition of PFD in 1994 from Quadrex, we were indemnified by Quadrex for costs associated with remediating the Leased Property, which entails remediation of soil and/or groundwater restoration. The Leased Property used by EPS to operate its facility is separate and apart from the property on which PFD's facility is located. In conjunction with the subsequent bankruptcy filing by Quadrex, and our recording of purchase accounting for the acquisition of PFD, we recognized an environmental liability of approximately $1,200,000 for the remediation of this leased facility. This facility has pursued remedial activities for the last six years with additional studies forthcoming, and potential groundwater restoration which could extend three (3) to four (4) years. We have estimated the potential liability related to the remaining remedial activity of the above property to be approximately $347,000, representing the remaining reserve balance, of which we anticipate spending approximately $254,000 during 2000, with the remaining $93,000 reflected in this long-term accrual. No insurance or third party recovery was taken into account in determining our cost estimates or reserve, nor do our cost estimates or reserves reflect any discount for present value purposes.

In conjunction with the acquisition of CM and CCG during 1999, we recognized long-term environmental accruals of $4,319,000. This amount represented the Company's estimate of the long-term costs to remove contaminated soil and to undergo groundwater remediation activities at the CM acquired facility in Detroit, Michigan, and at the CCG acquired facility in Valdosta, Georgia. Both facilities have pursued remedial activities over the past five years with additional studies forthcoming and potential groundwater restoration activities could extend for a period of ten years. The accrued balance at December 31, 1999, for the CM remediation is $2,103,000, of which we anticipate spending $638,000 during 2000, with the remaining $1,465,000 reflected in this long-term accrual. The accrued balance at December 31, 1999, for the CCG remediation is $2,133,000, of which we anticipate spending $449,000 during 2000, with the remaining $1,634,000 reflected in this long-term accrual. No insurance or third party recovery was taken into account in determining our cost estimates or reserves, nor do our cost estimates or reserves reflect any discount for present value purposes. We also recognized certain other long-term potential liabilities related to the 1999 acquisition of CM and CCG, the largest of which is the reserve of possible PRP liabilities, related to disposal activities prior to the acquisition, for which we have reserved approximately $403,000.

Pursuant to our acquisition, effective December 31, 1993, of Perma-Fix of Memphis, Inc. (F/N/A American Resource Recovery, Inc.), we assumed certain liabilities relative to the removal of contaminated soil and to undergo groundwater remediation at the facility. Prior to our ownership of PFM, the owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities. Based upon technical information available to it, we estimated, and recorded through purchase accounting, the remaining cost of such remedial action. To-date, we have spent approximately $544,000 and have a reserve balance of approximately $696,000 as of December 31, 1999. Neither our cost estimates nor reserves reflect any discount for present value purpose and such remediation is expected to extend for a period of three to five years. We have recorded approximately $265,000 as a portion of the current liability under "Current Liabilities of Discontinued Operations" and the remainder under "Long-term Liabilities of Discontinued Operations." See Note 4 for additional discussion of discontinued operations.

     _______________________________________________________
     NOTE 10
     INCOME TAXES

The components of the provision for income taxes are as follows (in thousands):

At December 31, 1999, we had temporary differences and net operating loss carry forwards which gave rise to deferred tax assets and liabilities at December 31, as follows (in thousands):


                                               1999         1998          1997
                                           _________     ________     _________
   Net operating losses                    $   3,562     $  3,684     $   3,393
   Environmental reserves                        517          990         1,498
   Impairment of assets                          560          560           560
   Other                                         189          210           213
   Valuation allowance                        (4,308)      (5,015)       (5,139)
                                           _________     ________      ________
     Deferred tax assets                         520          429           525

   Depreciation and amortization                 520          429           525
                                           _________     ________      ________
     Deferred tax liability                      520          429           525
                                           _________     _________     ________
     Net deferred tax asset (liability)    $       -     $      -      $      -
                                           =========      ========      ========

A reconciliation between the expected tax benefit using the federal statutory rate of 34% and the provision for income taxes as reported in the accompany-ing consolidated statements of operations is as follows (in thousands):

                                                 1999        1998        1997
                                               _______     _______     _______
  Tax expense (benefit) at statutory rate      $   534     $   157     $(1,329)
  Goodwill amortization                            155          76          77
  Other                                             18        (109)        147
  Increase (decrease) in valuation allowance      (707)       (124)      1,105
                                               _______     _______      ______
  Provision for income taxes                   $     -     $     -     $     -
                                               =======     =======      ======

Our valuation allowance decreased by approximately $707,000 and $124,000 for the years ended December 31, 1999 and 1998 respectively, and increased $1,105,000 for the year ended
December 31, 1997, which represents the effect of changes in the temporary differences and net operating losses (NOLs), as amended. We have recorded a valuation allowance to state our deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

We have estimated net operating loss carry forwards for federal income tax purposes of approximately $10,830,000 at December 31, 1999. These net operating losses can be carried forward and applied against future taxable income, if any, and expire in the years 2006 through 2012. However, as a result of various stock offerings and certain acquisitions, the use of these NOLs will be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. Additionally, NOLs may be further limited under the provisions of Treasury Regulation 1.1502-21 regarding Separate Return Limitation Years.

     _______________________________________________________________
     NOTE 11
     CAPITAL STOCK, EMPLOYEE STOCK PLAN AND INCENTIVE COMPENSATION

In February 1996, we issued 1,100 shares of newly created Series 1 Preferred at a price of $1,000 per share, for net proceeds of $924,000. We also issued 330 shares of newly created Series 2 Preferred at a price of $1,000 per share, for net proceeds of $297,000. During 1996, of the Series 1 and Series 2 Preferred were fully converted into 1,953,467 shares of the Company's Common

Stock. During July 1996, we issued 5,500 shares of newly created Series 3 Preferred at a price of $1,000 per share for an aggregate sales price of $5,500,000, which through subsequent exchange agreements became Series 11 and then finally Series 14. During June 1997, we issued 2,500 shares of newly created Series 4 Preferred at a price of $1,000 per share for an aggregate sales price of $2,500,000, which through subsequent exchange agreements became Series 6, then Series 8, then Series 12 and then finally Series 15. During July 1997, we issued 350 shares of newly created Series 5 Preferred at a price of $1,000 per share for an aggregate sales price of $350,000, which through subsequent exchange agreements became Series 7 and then finally Series 9. During June 1998, we issued 3,000 shares of newly created Series 10 Preferred at a price of $1,000 per share for an aggregate sales price of $3,000,000, which through subsequent exchange agreements became Series 13 and then finally Series 16. During 1997, 1,500 shares of the Series 3 Preferred were converted into 1,027,974 shares of the Company's Common Stock. During 1999, 2,231 shares of the Series 3 Preferred were converted into 3,090,563 shares of the Company's Common Stock, 1,584 shares of the Series 8 Preferred were converted into 2,057,143 shares of the Company's Common Shares and 748 shares of the Series 10 Preferred were converted into 971,429 shares of the Company's Common Stock. Also during 1999 we redeemed, for its face value of $1,000 per share, 300 shares of the Series 8 Preferred for $300,000 and 450 shares of the Series 10 Preferred for $450,000. See Note 6 for further discussion.

At the Company's Annual Meeting of Stockholders ("Annual Meeting") as held on December 12, 1996, the stockholders approved the adoption of the Perma-Fix Environmental Services, Inc. 1996 Employee Stock Purchase Plan. This plan provides eligible employees of the Company and its subsidiaries, who wish to become stockholders, an opportunity to purchase Common Stock of the Company through payroll deductions. The maximum number of shares of Common Stock of the Company that may be issued under the plan will be 500,000 shares. The plan provides that shares will be purchased two (2) times per year and that the exercise price per share shall be eighty-five percent (85%) of the market value of each such share of Common Stock on the offering date on which such offer commences or on the exercise date on which the offer period expires, whichever is lowest. The first purchase period commenced July 1, 1997. The following table details the resulting employee stock purchase totals.

                                                        Shares
       Purchase Period               Proceeds          Purchased
       _______________               ________          _________
  July 1 - December 31, 1997        $ 16,000              8,276
  January 1 - June 30, 1998           17,000             10,732
  July 1 - December 31, 1998          22,000             17,517
  January 1 - June 30, 1999           28,000             21,818
  July 1 - December 31, 1999          49,000             48,204

The shares for the purchase period ending December 31, 1999, were purchased in February 2000.

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

We applied APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for options issued to employees and directors. Accordingly, no compensation cost has been recognized for options granted to employees and directors at exercise prices which equal or exceed the market price of the Company's Common Stock at the date of grant. Options granted at exercise prices below market prices are recognized as compensation cost measured as the difference between market price and exercise price at the date of grant.

Statement of Financial Accounting Standards No. 123 ("FAS 123") "Accounting for Stock-Based Compensation," requires us to provide pro forma information regarding net income and earnings per share as if compensation cost for our employee and directors stock options had been determined in accordance with the fair market value based method prescribed in FAS 123. We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: no dividend yield for all years; an expected life of ten years for all years; expected volatility of 40.0%, 45.0%, and 42.0%; and risk-free interest rates of 5.7%, 4.58%, and 6.91%.

Under the accounting provisions of FASB Statement 123, our net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:


                                             1999            1998            1997
                                         ___________     __________      ___________
 Net income (loss) applicable to Common
   Stock from continuing operations
       As reported                       $     1,450     $ (698,000)     $(1,068,000)
       Pro forma                               1,417       (962,000)      (1,666,000)

 Basic net income (loss) per share
   from continuing operations
       As reported                       $       .08     $     (.06)     $      (.10)
       Pro forma                                 .08           (.08)            (.16)

 Diluted net income (loss) per share
   from continuing operations
       As reported                       $       .07     $     (.06)     $      (.10)
       Pro forma                                 .07           (.08)            (.16)

       ___________________________________________________________________________

 Net income (loss) applicable to Common Stock
       As reported                       $    1,450      $  (698,000)     $(5,169,000)
       Pro forma                              1,417         (962,000)      (5,767,000)

 Basic net income (loss) per share
       As reported                       $      .08      $      (.06)     $      (.49)
       Pro forma                                .08             (.08)            (.54)

 Diluted net income (loss) per share
       As reported                       $      .07      $      (.06)     $      (.49)
       Pro forma                                .07             (.08)            (.54)

A summary of the status of options under the plans as of December 31, 1999, 1998 and 1997 and changes during the years ending on those dates is presented below:


                                          1999                 1998                  1997
                                     __________________   _________________     __________________
                                               Weighted            Weighted               Weighted
                                                Average             Average                Average
                                               Exercise             Exercise              Exercise
                                     Shares     Price     Shares     Price      Shares     Price
                                    ________   ________   _______  _________   ________   ________
Performance Equity Plan:
_______________________
  Balance at beginning of year       341,832   $ 2.23     288,138   $ 2.54     316,226    $ 2.43
    Granted                                -        -      70,000     1.25           -         -
    Exercised                        (23,000)    1.00      (1,000)    1.00           -         -
    Forfeited                        (58,683)    2.44     (15,306)    3.66     (28,088)     1.34
                                     _______              _______              _______
  Balance at end of year             260,149     2.28     341,832     2.23     288,138      2.54
                                     =======              =======              =======

  Options exercisable at year end    195,749     2.66     223,832     2.80     217,238      2.98

  Options granted during the year at
    exercise prices which equal market
    price of stock at date of grant:
      Weighted average exercise price      -        -      70,000     1.25           -         -
      Weighted average fair value          -        -      70,000      .78           -         -

Non-Qualified Stock Option Plan:
_______________________________
   Balance at beginning of year      885,300     1.37     650,710   $ 1.41     475,395    $ 1.68
     Granted                               -        -     255,000     1.25     290,000      1.375
     Exercised                       (18,300)    1.17           -        -     (11,000)     1.00
     Forfeited                       (29,200)    1.29     (20,410)    1.375   (103,685)     2.54
                                     _______             ________             _________
   Balance at end of year            837,800     1.37     885,300     1.37     650,710      1.41
                                     =======             ========             =========

   Options exercisable at year end   376,300     1.47     216,240     1.54      90,426      1.72

   Options granted during the year
     at exercise prices which equal
     market price of stock at date
     of grant:
       Weighted average exercise
         price                             -         -    255,000     1.25     290,000      1.375
       Weighted average fair value         -         -    255,000      .78     290,000       .90

Outside Directors Stock Option Plan:
___________________________________
  Balance at beginning of year       160,000      2.69    160,000   $ 2.69     145,000      $ 2.76
    Granted                           45,000      1.29          -        -      15,000        2.13
    Exercised                              -         -          -        -           -           -
    Forfeited                              -         -          -        -           -           -
                                    ________              _______              _______
  Balance at end of year             205,000      2.39    160,000     2.69     160,000        2.69
                                    ========              =======              =======

  Options exercisable at year end    205,000      2.39    160,000     2.69     160,000        2.69

  Options granted during the year
    at exercise prices which equal
    market price of stock at date
    of grant:
      Weighted average exercise
        price                         45,000      1.29          -        -      15,000        2.13
      Weighted average fair value     45,000       .74          -        -      15,000        1.34


The following table summarizes information about options under the plan outstanding at December 31, 1999:

                                        Options Outstanding                    Options Exercisable
                            __________________________________________      ____________________________
                                               Weighted
                                                Average       Weighted                          Weighted
Description and                Number          Remaining      Average           Number           Average
Range of                    Outstanding at    Contractual     Exercise      Exercisable at      Exercise
Exercise Prices             Dec. 31, 1999         Life         Price         Dec. 31, 1999       Price
________________________    ______________    ___________    _________      _______________     _________
Performance Equity Plan:
_______________________
1991/1992 Awards ($3.02)         145,649       2.1 years     $   3.02             145,649        $  3.02
1993 Awards ($5.25)                6,500       3.8 years         5.25               6,500           5.25
1996 Awards ($1.00)               55,000       6.4 years         1.00              33,000           1.00
1998 Awards ($1.25)               53,000       8.8 years         1.25              10,600           1.25
                                ________                                        __________
                                 260,149       4.4 years         2.28             195,749           2.66
                                ========                                        ==========

Non-Qualified Stock Option Plan:
_______________________________
1994 Awards ($4.75)                 300        4.2 years     $   4.75                 300         $ 4.75
1995 Awards ($2.88)              85,000        5.0 years         2.88              68,000           2.88
1996 Awards ($1.00)             270,000        6.4 years         1.00             162,000           1.00
1997 Awards ($1.375)            247,500        7.3 years         1.38              99,000           1.38
1998 Awards ($1.25)             235,000        8.8 years         1.25              47,000           1.25
                                _______                                         _________
                                837,800        7.2 years         1.37             376,300           1.47
                                =======                                         =========

Outside Directors Stock Option Plan:
___________________________________
1993 Awards ($3.02)             45,000         2.5 years      $  3.02              45,000         $ 3.02
1994 Awards ($3.00-$3.22)       45,000         4.5 years         3.07              45,000           3.07
1995 Awards ($3.25)             20,000         5.0 years         3.25              20,000           3.25
1996 Awards ($1.75)             35,000         6.9 years         1.75              35,000           1.75
1997 Awards ($2.125)            15,000         7.9 years         2.13              15,000           2.13
1999 Awards ($1.375)            15,000         9.0 years         1.38              15,000           1.38
1999 Awards ($1.25)             30,000         9.9 years         1.25              30,000           1.25
                               _______                                          _________
                               205,000         5.9 years         2.39             205,000           2.39
                               =======                                          =========

Warrants
We have issued various warrants pursuant to acquisitions, private placements, debt and debt conversion and to facilitate certain financing arrangements. The warrants principally are for a term of three to five years and entitle the holder to purchase one share of Common Stock for each warrant at the stated exercise price. During
1998, pursuant to the issuance of the Series 10 Class J Convertible Preferred Stock, as further discussed in Note 6, we issued to Liviakis one (1) Common Stock purchase warrant entitling Liviakis to purchase, after January 15, 1999, until June 29, 2002, an aggregate of up to 1,875,000 shares of Common Stock exercisable at a price equal to $1.875 per share and we issued to Prag one (1) Common Stock purchase warrant entitling Prag to purchase, after January 15, 1999, until June 29, 2002, an aggregate of up to 625,000 shares of Common Stock exercisable at a price equal to $1.875 per share. In March, 1999, the Company entered into an Exchange Agreement with Liviakis and Prag whereby the warrants issued to Liviakis and Prag for the purchase of an aggregate of 2,500,000 shares of Common Stock (1,875,000 and 625,000 respectively) were exchanged for 200,000 shares of Common
Stock. The fair value of the warrants exchanged exceeds the fair value of the Common Stock issued and, therefore, no expense was recognized as a result of the exchange.

During 1996, pursuant to the issuance of the Series 3 Class C Convertible Preferred Stock, as further discussed in Note 6, we issued to RBB Bank two (2) Common Stock purchase warrants entitling RBB Bank to purchase, after December 31, 1996, until July 18, 2001, an aggregate of up to 2,000,000 shares of Common Stock, with 1,000,000 shares exercisable at an exercise price equal to $2.00 per share and 1,000,000 at $3.50 per share. In connection with the Preferred Stock issuances as discussed fully in Note 6, we issued additional warrants during 1997 and 1996 for the purchase of 1,591,250 and 1,420,000 shares, respectively, of Common Stock which are included in other financing warrants. In connection with the Preferred Stock issuances as discussed fully in Note 6, we issued additional warrants during 1998 for the purchase of 850,000 shares which are included in the Series 10 Class J warrants. During 1999 the Company entered into a consulting agreement for certain investor relations services whereby we agreed to pay a consulting fee and agreed to issue two Common Stock purchase warrants for an aggregate of up to 480,000 shares of Common Stock, with 240,000 exercisable at an exercise price equal to $1.20 per share and 240,000 at $1.40 per share. During 1999, a total of 97,227 shares were exercised for proceeds in the amount of $48,000 and 8,038,606 warrants expired, including the Liviakis and Prag
warrant exchanges noted above   During 1998, a total of 215,100 warrants
were exercised for proceeds in the amount of $255,000 and no warrants expired.

On January 6, 2000, we extended the expiration date of certain warrants, for the exercise of up to an aggregate total of 727,000 shares of Common Stock, previously issued and adjusted the exercise price of such warrants to $1.00 per share. Such warrants were exercised in their full amount prior to the date of this report and have been included in the following table as adjusted.

The following details the warrants currently outstanding as of December 31, 1999:

                                       Number of
                                       Underlying      Exercise         Expiration
  Warrant Series                         Shares         Price              Date
  ______________                       __________    _____________     ___________
  Class C Preferred Stock Warrants     2,390,000     $1.00 - $3.50     1/00 - 7/01
  Class D Preferred Stock Warrants     1,504,450     $1.00 - $3.00     2/00 - 7/02
  Class E Preferred Stock Warrants        35,000         $1.8125           6/00
  Class J Preferred Stock Warrants       850,000     $1.875 - $2.50    6/01 - 6/02
  Other Financing Warrants               795,513     $1.00 - $2.4375   1/00 - 4/03
                                       _________
                                       5,574,963
                                       =========

Shares Reserved
At December 31, 1999, we have reserved approximately 10.5 million shares of Common Stock for future issuance under all of the above arrangements and the convertible Series 9, Series 14, Series 15 and Series 16 Preferred Stock. (See Note 6.)

     ____________________________________________________________
     NOTE 12
     COMMITMENTS AND CONTINGENCIES

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

Legal
During January 1998, PFM was notified by the EPA that the EPA had conducted remediation operations at a site owned and operated by W.R. Drum in Memphis, Tennessee (the "Drum Site"). By correspondence dated January 15, 1998 ("PRP Letter"), the EPA informed PFM that it believed that PFM was a PRP regarding the remediation of the Drum Site, primarily as a result of acts by PFM prior to the time PFM was acquired by the Company. The PRP Letter estimated the remediation costs incurred by the EPA for the Drum Site to be approximately $1,400,000 as of November 30, 1997, and the EPA has orally informed the Registrant that such remediation has been substantially complete as of such date. During the second quarter of 1998, PFM and certain other PRP's began negotiating with the EPA regarding a potential settlement of the EPA's claims regarding the Drum Site and such negotiations have been completed. During the third quarter of 1998, the government agreed to the PFM's offer to pay $225,000 ($150,000 payable at closing and the balance payable over a twelve month period) to settle any potential liability regarding the Drum Site. During January 1999, the Company executed a "Partial Consent Decree" pursuant to this settlement and paid the initial ssettlement payment amount of $150,000 in October 1999. The remaining amount of $75,000 is to be paid in quarterly installments of approximately $37,000 each, with the first such payment made on March 16, 2000.

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

Discontinued Operations
As previously discussed, we made the strategic decision in February 1998 to discontinue our fuel blending operations at the PFM facility. We have, based upon the best estimates available, recognized accrued environmental and closure costs in the aggregate amount of $1,174,000 as of December 31, 1999. This liability includes principally, the RCRA closure liability, the groundwater remediation liability (see Note 9), the potential additional site investigation and remedial activity which may arise as PFM proceeds with its closure activities, our best estimate of the future operating losses as we discontinue our fuel blending operations and other contingent liabilities, including the above discussed PRP liability. See Note 4 for further discussion of PFM.

Insurance
Our business exposes us to various risks, including claims for causing damage to property or injuries to persons or claims alleging negligence or professional errors or omissions in the performance of its services, which claims could be substantial. We believe that our coverage is adequate to insure us against the various types of risks encountered.

Operating Leases
We lease certain facilities and equipment under operating leases. Future minimum rental payments as of December 31, 1999, required under these leases are $1,179,000 in 2000, $916,000 in 2001, $676,000 in 2002,
$486,000 in 2003 and $310,000 in 2004.

Net rent expense relating to our operating leases was $1,958,000, $1,465,000 and $1,533,000 for 1999, 1998 and 1997, respectively.

     ________________________________________________________
     NOTE 13
     PROFIT SHARING PLAN

We adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the "401(k) Plan") in 1992, which is intended to comply under Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974. All full-time employees who have attained the age of 21 are eligible to participate in the 401(k) Plan. Participating employees may make annual pre-tax contributions to their accounts up to 15% of their compensation, up to a maximum amount as limited by law. We, at our discretion, may make matching contributions based on the employee's elective contributions. Company contributions vest over a period of five years. We elected not to provide any matching contributions for the years ended December 31, 1998 and 1997. However, beginning January 1, 1999, we agreed to match up to 25% of our employees contributions, not to exceed 3% of a participants compensation. In conjunction with the CM, CCC and CCG acquisition in 1999, a similar 401(k) Plan was assumed and maintained for such acquired companies, until such time as the plans are merged, which is expected to occur by no later than December 31, 2000. The 401(k) Plans are similar in nature except that the CM, CCC and CCG Plan provides for a match of up to 25% of their employees contributions, not to exceed $250 per year per participants.
We contributed $100,111 in matching funds to both Plans during 1999.

     ______________________________________________________
     NOTE 14
     OPERATING SEGMENTS

During 1999, we were engaged in eleven operating segments. Pursuant to FAS 131, we define an operating segment as:
        * A business activity from which we may earn revenue and incur expenses;
        * Whose operating results are regularly reviewed by our chief operating division maker to make decisions about resources to be allocated to the segment and assess its performance; and
        *  For which discrete financial information is available.

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

Our reportable segments are defined as follows:

The Waste Management Services segment, which provides on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial and commercial, mixed waste, radioactive waste and wastewater through our seven TSD facilities; Perma-Fix Treatment Services, Inc., Perma-Fix of Dayton, Inc., Perma-Fix of Ft. Lauderdale, Inc., Perma-Fix of Florida, Inc., Chemical Conservation Corporation, Chemical Conservation of Georgia, Inc., and Chem-Met Services, Inc. We provide through Perma-Fix Inc. and Perma-Fix of New Mexico, Inc. on-site waste treatment services to convert certain types of characteristic hazardous and mixed wastes into non-hazardous waste, and various waste management services to certain governmental agencies through Chem-Met Government Services.

The Consulting Engineering Services segment provides environmental engineering and regulatory compliance services through Schreiber, Yonley & Associates, Inc. which includes oversight management of environmental restoration projects, air and soil sampling and compliance and training activities, as well as, engineering support as needed by our other segment. During 1999, the business and operations of Mintech, Inc., our second engineering company located in Tulsa, Oklahoma, was merged into and consolidated with the SYA operations.

The table below shows certain financial information by business segment for 1999, 1998 and 1997 and excludes the results of operations of the discontinued operations.

Segment Reporting 12/31/99

                                       Waste                      Segments                             Consolidated
                                     Services     Engineering       Total      Corp(2)     Memphis(3)     Total
                                     ________     ___________     ________    ______       _______     ___________
Revenue from external customers      $41,753           $4,711      $46,464    $    -       $     -      $ 46,464
Intercompany revenues                  3,122              396        3,518         -             -         3,518
Interest income                           42                -           42         8             -            50
Interest expense                         621               35          656        (6)(5)         -           650
Depreciation and amortization          2,670               90        2,760        18             -         2,778
Segment profit (loss)                  1,525              (75)       1,450         -             -         1,450
Segment assets(1)                     50,927            2,565       53,492       775           377        54,644
Expenditures for segment assets        2,430               20        2,450       210             -         2,660

Segment Reporting 12/31/98
                                        Waste                       Segments                           Consolidated
                                      Services      Engineering       Total    Corp(2)     Memphis(3)     Total
                                      ________      ___________     ________   ____        _______     ____________

Revenue from external customers       $26,181          $4,370       $30,551   $    -       $     -      $ 30,551
Intercompany revenues                     329             510           839        -             -           839
Interest income                            31               -            31        4             -            35
Interest expense                          369              54           423     (129)(5)         -           294
Depreciation and amortization           2,015              77         2,092       17             -         2,109
Segment profit (loss)                     265            (213)           52     (750)(4)         -          (698)
Segment assets(1)                      24,882           2,326        27,208    1,051           489        28,748
Expenditures for segment assets         2,492              20         2,512       42             -         2,554

Segment Reporting 12/31/97
                                       Waste                        Segments                           Consolidated
                                      Services     Engineering        Total    Corp(2)     Memphis(3)      Total
                                     _________     ___________      ________   _____       _______     ____________

Revenue from external customers      $23,756            $4,657       $28,413  $     -      $     -       $ 28,413
Intercompany revenues                    932               522         1,454        -            -          1,454
Interest income                           38                 -            38        3            -             41
Interest expense                         366                30           396       35            -            431
Depreciation and amortization          1,850               110         1,960       20            -          1,980
Segment profit (loss)                    402              (421)          (19)  (1,049)(4)        -         (1,068)
Segment assets(1)                     23,576             2,593        26,169      171        2,230         28,570
Expenditures for segment assets        1,744                21         1,765        8           45         1,818

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

(5) Amount reflects interest expense adjustment to Perma-Fix of Memphis, Inc. allocated to discontinued operations (See Note 4).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth, as of the date hereof, information concerning the Directors and Executive Officers of the Company:

NAME                           AGE                POSITION
____                           ___                _________
Dr. Louis F. Centofanti        56      Chairman of the Board, President and
                                       Chief Executive Officer
Mr. Jon Colin                  44      Director
Mr. Thomas P. Sullivan         67      Director
Mr. Mark A. Zwecker            49      Director
Mr. Richard T. Kelecy          44      Chief Financial Officer, Vice
                                       President and Secretary
Mr. Timothy Kimball            54      Vice President, Technical Services
Mr. Roger Randall              56      Vice President, Industrial Services
Mr. Bernhardt Warren           51      Vice President, Nuclear Services

Each director is elected to serve until the next annual meeting of stockholders.

DR. LOUIS F. CENTOFANTI
The information set forth under the caption "Executive Officers of the Company" on page 13 is incorporated by reference.

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

MR. THOMAS P. SULLIVAN
Thomas Sullivan has served as a Director of the Company since June 1, 1999, the date of his election by the Board of Directors to fill a newly created directorship pursuant to the terms of the Stock Purchase
Agreements wherein the Company purchased all of the outstanding stock of CCC, CCG and CM. From 1976, when Mr. Sullivan purchased CM, until June 1, 1999, he served as Director and President of CM. Mr. Sullivan founded and served as Director and President of CCC from its inception in 1983 until June 1, 1999. From 1988, when Mr. Sullivan purchased CCG, until
June 1, 1999, he served as Director and President of CCG. From 1957 to 1973, Mr. Sullivan held various positions with Crown Zellerbach
Corporation and since 1982 has served as a director of Charter National Bank, located in Detroit, Michigan. Mr. Sullivan has a degree from John Carroll University, located in Cleveland, Ohio. Certain claims have been made against CM, CCC and/or CCG after the closing of the acquisition by the Company of these companies relating to matters arising prior to the acquisition. The Company is presently evaluating whether it has any claims against Mr. Sullivan and/or members of his immediate family as a result of these claims under the terms of the Stock Purchase Agreements.

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

MR. RICHARD T. KELECY
The information set forth under the caption "Executive Officers of the Company" on page 13 is incorporated by reference.

MR. TIMOTHY KIMBALL
The information set forth under the caption "Executive Officers of the Company" on page 13 is incorporated by reference.

MR. ROGER RANDALL
The information set forth under the caption "Executive Officers of the Company" on page 13 is incorporated by reference.

MR. BERNHARDT WARREN
The information set forth under the caption "Executive Officers of the Company" on page 11 is incorporated by reference.

Certain Relationships
There are no family relationships between any of our existing
Directors, executive officers, or persons nominated or chosen to become a Director or executive officer. Dr. Centofanti is the only Director who is our employee.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the regulations promulgated thereunder require the Company's executive officers and directors and beneficial owners of more than ten percent (10%) of any equity security of the Company registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes of ownership of the Company's equity securities with the Securities and Exchange Commission, and to furnish the Company with copies of all such reports. Based solely on a review of the copies of such reports furnished to the Company and information provided to the Company, the Company believes that during 1999 none of the executive officers and directors of the Company failed to timely file reports under Section 16(a), except that (i) a Form 4 was not timely filed for Louis Centofanti upon the expiration of Class B warrants for 61,048 shares of the Company's common stock in June 1999; (ii) a Form 4 was not timely filed for Jon Colin upon the issuance of 6,667 shares of the Company's common stock in November 1999 and the grant of an option to purchase 5,000 shares of the Company's common stock in December 1999; (iii) a Form 4 was not timely filed for Steve Gorlin upon the issuance of 6,667 shares of the Company's common stock in November 1999 and the grant of an option to purchase 5,000 shares of the Company's common stock in December 1999; (iv) a Form 4 was not timely filed for Mark Zwecker upon the issuance of 6,667 shares of the Company's common stock in November 1999 and the grant of an option to purchase 5,000 shares of the Company's common stock in December 1999; (v) a Form 4 was not timely filed for Thomas P. Sullivan upon the issuance of 889 shares of the Company's common stock in November 1999 and the grant of an option to purchase 15,000 shares of the Company's Common Stock in December 1999; (vi) a Form 4 was not timely filed for Richard Kelecy upon the issuance of 1,400 shares of the Company's common stock in August 1999; (vii) a Form 4 was not timely filed for Timothy Kimball upon the issuance of 880 shares of the Company's common stock in August 1999; and (viii) a Form 4 was not timely filed for Bernhardt Warren upon the issuance of 1,692 shares of the Company's common stock in August 1999.

RBB Bank Aktiengesellschaft ("RBB Bank"), which may have become a beneficial owner (as that term is defined under Rule 13d-3 as promulgated under the Exchange Act) of more than ten percent (10%) of the Company's Common Stock on February 9, 1996, as a result of its acquisition of 1,100 shares of Series 1 Preferred (as defined in "Certain Relationships and Related Transactions") that were convertible into a maximum of 1,282,798 shares of Common Stock of the Company commencing 45 days after issuance of the Series 1 Preferred, failed to file a Form 3 to report such transaction, if required. RBB Bank has advised us that it is a banking institution regulated by the banking regulations of Austria which holds the

Company's shares of stock on behalf of numerous clients and no one client is the beneficial owner of more than 250 shares of such Preferred Stock, and thus, RBB Bank believes it is not required to file reports under Section 16(a).

If RBB Bank became a beneficial owner of more than ten percent (10%) of the Company's Common Stock on February 9, 1996, the date of RBB's initial Preferred Stock Agreement, and thereby required to file reports under Section 16(a) of the Exchange Act, then RBB Bank also failed to file (i) a Form 4 for two transactions which occurred in February 1999; (ii) a Form 4 for four transactions which occurred in May 1999; (iii) a Form 4 for three transactions which occurred in August 1999; and (iv) a Form 5 for 1999.

As of the date of this Report, RBB Bank has not filed a Schedule 13D or Schedule 13G, pursuant to Section 13(d) of the Exchange Act and Regulation 13D as promulgated thereunder, reporting RBB Bank as the beneficial owner of Common Stock of the Company. RBB Bank has informed the Company that its clients (and not RBB Bank) maintain full voting and dispositive power over such shares. Consequently, RBB Bank has advised the Company it believes it is not the beneficial owner, as such term is defined in Rule 13d-3 under the Exchange Act ("Rule 13d-3"), of the shares of stock registered in the name of RBB Bank because it has neither voting nor investment power, as such terms are defined in Rule 13d-3, over such shares. As a result, RBB Bank has informed the Company that it does not believe that it is required to file either Schedule 13D or Schedule 13G in connection with the shares of the Company's Common Stock registered in the name of RBB Bank.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table
The following table sets forth the aggregate cash compensation paid to our Chairman and Chief Executive Officer, the Vice President of
Nuclear Services, Chief Financial Officer and Vice President of
Industrial Services.

                                                                                Long-Term
                                             Annual Compensation               Compensation
                                     __________________________________   _______________________
                                                                                      Securities
                                                                Other     Restricted  Underlying    All
                                                                Annual      Stock      Options/    Other
 Name and Principal                     Salary      Bonus      Compen-     Award(s)      SARs     Compen-
      Position                  Year     ($)         ($)      sation($)       ($)         (#)     sation($)
_________________________       ____   ________    _______    _________   __________   _________ __________
Dr. Louis F. Centofanti(1)      1999   $123,421   $    -      $    -            -        $   -      $4,500
Chairman of the Board,          1998    112,250        -           -            -            -         -
President and                   1997     75,431        -        6,667(2)        -         300,000      -
Chief Executive Officer

Bernhardt C. Warren (3)         1999   $ 87,341   $ 55,275         -            -            -         -
Vice President of               1998     87,341    223,800     56,950           -          25,000      -
Nuclear Services                1997     87,341     88,629         -            -          30,000      -

Richard T. Kelecy(4)            1999   $111,373   $ 15,000         -            -            -       4,500
Vice President and              1998    102,553     15,000         -            -          30,000      -
Chief Financial Officer         1997     91,250        -           -            -          40,000      -

Roger Randall(5)                1999   $106,231   $ 15,000         -            -            -       9,000
Vice President of               1998    101,268     12,710         -            -          30,000    9,039(6)
Industrial Services             1997     80,000        -           -            -          40,000    9,042

(1) Dr. Centofanti currently receives compensation pursuant to an employment agreement dated October 1, 1997, which provides, among other things, for an annual salary of $110,000, subject to annual inflation factor increases, and the issuance of Non-Qualified Stock Options ("Non-Qualified Stock Options"). Pursuant

to the terms of the agreement Dr. Centofanti's annual salary was increased to $112,250 effective October 1, 1998, and subsequently to $130,000 effective July 1, 1999. Dr. Centofanti was also provided a monthly automobile allowance in the amount of $750, in lieu of a company car. The Non-Qualified Stock Options provide Dr. Centofanti with the right to purchase an aggregate of 300,000 shares of Common Stock as follows: (i) after one year 100,000 shares of Common Stock at a price of $2.25 per share, (ii) after two years 100,000 shares of Common Stock at a price of $2.50 per share, and (iii) after three years 100,000 shares of Common Stock at a price of $3.00 per share. The Non-Qualified Stock Options expire ten years after the date of the Employment Agreement. Dr. Centofanti also served as President and Chief Executive Officer of the Company during 1994 and until September 1995, when Robert W. Foster was elected as President and Chief Executive Officer of the Company. At such time, Dr. Centofanti continued to serve as Chairman of the Board of the Company. Upon Mr. Foster's resignation, Dr. Centofanti resumed the positions of President and Chief Executive Officer effective March 15, 1996, and continued as Chairman of the Board.

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

(3) Mr. Warren was General Manager of Perma-Fix of Florida, Inc. from July 16, 1996, until December 8, 1997. During this time, Mr. Warren received compensation pursuant to an employment agreement, which provided for annual compensation to Mr. Warren of $87,000 beginning July 16, 1996, and expiring in July 1999. Mr. Warren also received additional compensation pursuant to the employment agreement paid on a variable rate in proportion to certain revenue goals. Effective December 8, 1997, Mr. Warren also became the Vice President of Nuclear Services for the Company. Mr. Warren currently receives compensation pursuant to the above noted employment agreement dated April 7, 1998, which provides for annual compensation of $87,000 plus additional compensation in the form of Company Common Stock and cash payments for bonus. Upon execution of the agreement, Mr. Warren received a bonus of approximately $168,000 which was paid in the form of 94,697 shares of Common Stock, as determined by dividing the bonus amount by the average of the closing bid price of the Common Stock on the NASDAQ Small Cap for the five trading days prior to the date of execution of this agreement. Mr. Warren was also paid a cash bonus of $168,000, of which $57,000 was paid in December 1998, which was intended for payment of taxes on the stock portion of bonus and the remainder to be over the two years of the agreement. As of December 31, 1999, the full bonus obligation to Mr. Warren has been paid. Stock Options were granted to Mr. Warren on April 8, 1997 and October 14, 1998, pursuant to the 1993 Non-Qualified Stock Option Plan.

(4) Mr. Kelecy, the Chief Financial Officer, received annual compensation of $102,000. Effective July 1, 1999, Mr. Kelecy annual salary was increased to $120,000 and he was provided with a monthly automobile allowance in the amount of $750, in lieu of a Company car. Mr. Kelecy may also receive at the discretion of the Board additional compensation in the form of a bonus. Stock Options were granted to Mr. Kelecy on January 11, 1995, May 24, 1996, April 8, 1997 and October 14, 1998, pursuant to the 1993 Non-Qualified Stock Option Plan.

(5) Mr. Randall was General Manager of Perma-Fix of Dayton, Inc. from its acquisition in 1994 until December 8, 1997. Effective December 8, 1997, Mr. Randall became the Vice President of Industrial Services for the

Company. Mr. Randall received annual compensation of $94,000.
Effective December 1998, Mr. Randall received a monthly car allowance in the amount of $750, in lieu of a Company car, as previously provided. Effective July 1, 1999, Mr. Randall's annual salary was increased to $115,000. Mr. Randall also received additional compensation paid on a
variable rate in proportion to certain revenue goals.   Stock Options
were granted to Mr. Randall on January 11, 1995, May 24, 1996, April 8, 1997 and October 14, 1998, pursuant to the 1993 Non-Qualified Stock Option Plan.

Option/SAR Grants in Last Fiscal Year
During 1999, there were no individual grants of stock options made to any of the named executive officers in the above Summary Compensation Table.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End
Option Values
The following table sets forth information concerning each exercise of stock options during the last completed fiscal year by each of the executive officers named in the Summary Compensation Table and the fiscal year-end value of unexercised options:


                                                         Number of Unexercised         Value of Unexercised
                                                       Options at Fiscal Year End      in-the-Money Options
                              Shares          Value                (#)               at Fiscal Year End ($)(2)
                           Acquired on      Realized    _________________________   _________________________
         Name             Exercise (#)(1)    ($)(1)     Exercisable Unexercisable   Exercisable   Unexercisable
_______________________   _______________   ________    ___________ _____________    __________   _____________
Dr. Louis F. Centofanti         -             $-         245,763      104,000      $   -           $    -

Bernhardt C. Warren             -              -          17,000       38,000          3,093           5,811

Richard Kelecy                  -              -          82,000       78,000         45,429          17,840

Roger Randall                   -              -          66,000       74,000         17,851          10,945

(1)  No options were exercised during 1999.

(2) Represents the difference between $1.15625 (the closing bid price of the Company's Common Stock reported on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") on December 31, 1999), and the option exercise price. The actual value realized by a named executive officer on the exercise of these options depends on the market value of the Company's Common Stock on the date of exercise.

401(k) Plan
We adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the "401(k) Plan") in 1992, which is intended to comply under Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974. All full-time employees who have attained the age of 21 are eligible to participate in the 401(k) Plan. Participating employees may make annual pre-tax contributions to their accounts up to 15% of their compensation, up to a maximum amount as limited by law. We, at our discretion, may make matching contributions based on the employee's elective contributions. Company contributions vest over a period of five years. We elected not to provide any matching contributions for the years ended December 31, 1998 and 1997. However, beginning January 1, 1999, we agreed to match up to 25% of our employees contributions, not to exceed 3% of a participants compensation. In conjunction with the CM, CCC and CCG acquisition in 1999, a similar 401(k) Plan was assumed and maintained for such acquired companies, until such time as the plans are merged, which is expected to occur by no later than December 31, 2000. The 401(k) Plans are similar in nature except that the CM, CCC and CCG Plan provides for a match of up to 25% of their employees contributions, not to exceed $250 per year per participants.
We contributed $100,111 in matching funds to both Plans during 1999.

Employee Stock Purchase Plan
We have adopted the Perma-Fix Environmental Services, Inc. 1996 Employee Stock Purchase Plan (the "1996 Plan") which is intended to comply under
Section 423 of the Code. All full-time employees who have completed at least six (6) months of continuous service, other than those that are deemed, for the purpose of Section 423(b)(3) of the Code, to own stock possessing five percent (5%) or more the total combined voting power or value of all classes of stock of the Company, are eligible to participate in the 1996 Plan. Participating employees ("Participants") may authorize for payroll periods beginning on or after January 1, 1997, payroll deductions from compensation for the purpose of funding the Participant's stock purchase account ("Stock Purchase Account"). This deduction shall be not less than one percent (1%) nor more than five percent (5%) of the Participant's gross amount of compensation. The purchase price per share of the Common Stock to be sold to Participants pursuant to the 1996 Plan is the sum of (a) eighty-five percent (85%) of the fair market value of each share on the Offering Date on which such Offering commences or on the Exercise Date (as defined in the 1996 Plan) on which such Offering expires, whichever is the lower, and (b) any transfer, excise or similar tax imposed on the transaction pursuant to which shares of Common Stock are purchased. The "Offering Date" means the first day of each January and July during which the 1996 Plan is in effect, commencing with January 1, 1997. There is no holding period regarding Common Stock purchased under the 1996 Plan, however, in order for a participant to be entitled to the tax treatment described in
Section 423 of the Code with respect to the Participant's sale of Common Stock purchased under the 1996 Plan, such Stock must not be sold for at least one (1) year after acquisition under the 1996 Plan, except in the case of death. Any Participant may voluntarily withdraw from the 1996 Plan by filing a notice of withdrawal with the Board of Directors prior to the fifteenth (15th) day of the last month in a Purchase Period (as defined in the 1996 Plan). Upon such withdrawal, there shall be paid to the Participant the amount, if any, standing to the Participant's credit in the Participant's Stock Purchase Account. If a Participant ceases to be an eligible employee, the entire amount standing to the Participant's credit in the Participant's Stock Purchase Account on the effective date of such occurrence shall be paid to the Participant. The first purchase period commenced July 1, 1997. The following table details the resulting employee stock purchase totals.

                                                             Shares
       Purchase Period                Proceeds              Purchased
       _______________                ________              _________
   July 1 - December 31, 1997        $ 16,000                 8,276
   January 1 - June 30, 1998           17,000                10,732
   July 1 - December 31, 1998          22,000                17,517
   January 1 - June 30, 1999           28,000                21,818
   July 1 - December 31, 1999          49,000                48,204

Compensation of Directors
In 1999, we paid our outside director's fees based on monthly payments of $1,000 for each month of service, resulting in the four outside directors earning annual director's fees in the total amount of $43,000. Subject to the election of each director, either sixty-five percent (65%) or one hundred percent (100%) of each director's fee is payable, in shares of our Common Stock based on seventy-five percent (75%) of the fair market value of the Common Stock determined on the business day immediately preceding the date that the fee is due. The balance of each director fee, if any, is payable in cash. The aggregate amount of accrued director's fees paid during 1999 to the four outside directors (Messrs. Colin, Gorlin, Sullivan and Zwecker) was $28,000, paid by the issuance of 28,891 shares of Common Stock . The aggregate amount of accrued director fees at December 31, 1999, to be paid in 2000, totals $24,000. Reimbursement of expenses for attending meetings of the Board are paid in cash at the time of the
applicable Board meeting.   The outside directors do not receive
additional compensation for committee participation or special assignments except for reimbursement of expenses. We do not compensate the directors that also serve as our officers or employees of our subsidiaries for their service as directors.

We believe that it is important for our directors to have a personal interest in our success and growth and for their interests to be aligned with those of our stockholders. Therefore, under the

Company's 1992 Outside Directors Stock Option and Incentive Plan ("Outside Directors Plan"), each outside director is granted an option to purchase up to 15,000 shares of Common Stock on the date such director is initially elected to the Board of Directors and receives on an annual basis an option to purchase up to another 5,000 shares of Common Stock, with the exercise price being the fair market value of the Common Stock on the date that the option is granted. No option granted under the Outside Directors Plan is exercisable until after the expiration of six months from the date the option is granted and no option shall be exercisable after the expiration of ten (10) years from the date the option is granted. As of December 31, 1999, options to purchase 205,000 shares of Common Stock had been granted under the Outside Directors Plan.

The Outside Directors Plan also provides that each eligible director shall receive, at such eligible director's option, either sixty-five percent (65%) or one hundred percent (100%) of the fee payable to such director for services rendered as a member of our Board in Common Stock. In either case, the number of shares of our Common Stock issuable to the eligible director shall be determined by valuing the Common Stock of the Company at seventy-five percent (75%) of its fair market value as defined by the Outside Directors Plan. As of the date of this report, we have issued 117,506 shares of the Company's Common Stock in payment of director fees, covering the period January 1, 1995 through December 31, 1999. The number of shares of Common Stock which may be issued in the aggregate under the Outside Directors Plan, either under options or stock awards, is 500,000 shares subject to adjustment.

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

During April 1998, Mr. Warren entered into a two (2) year employment agreement which provided for, among other things, an annual salary of $87,000 and certain bonus payments. Upon execution of the agreement, Mr. Warren received a bonus of approximately $168,000 which was paid in the form of 94,697 shares of Common Stock, as determined by dividing the bonus amount by the average of the closing bid prices of the Common Stock on the NASDAQ Small Cap for the five trading days prior to the date of execution of this agreement. Mr. Warren also received a bonus of approximately $168,000 which was paid in monthly installments over the two years of the agreement, with the final payment made in 1999.

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

Compensation Committee Interlocks and Insider Participation
During the period January - May 1999, the Compensation and Stock Option Committee for the Company's Board of Directors was composed of Mark Zwecker and Steve Gorlin. Mr. Zwecker was neither an officer nor an employee during the year 1999, however, Mr. Zwecker did serve as our Secretary from June 1995 until June 30, 1996.
Mr. Gorlin was neither an officer nor an employee of the Company during 1999. Upon his election to the Board of Directors, in conjunction with the acquisition of CCC, CCG and CM effective
June 1, 1999, Thomas Sullivan was appointed to the Compensation and Stock Option Committee, at which time he was neither an officer nor an employee of the Company. Effective February 1, 2000, Mr. Gorlin resigned his position on the Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Security Ownership of Certain Beneficial Owners
The following table sets forth information as to the shares of voting securities beneficially owned as of March 24, 2000, by each person known by us to be the beneficial owner of more than five percent (5%) of any class of our voting securities. Beneficial ownership by our stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Securities
Exchange Act of 1934, as amended. A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership of such securities within 60 days from March 24, 2000.


                                    Amount and    Percent
      Name of              Title    Nature of        of
  Beneficial Owner       of Class   Ownership     Class(1)
______________________   ________   _________     _____
Thomas P. Sullivan and    Common   1,525,889(2)     7.12%
the Ann L. Sullivan
Living Trust(2)

RBB Bank                  Common   9,780,343(3)    40.07%
Aktiengesellschaft(3)

(1) In computing the number of shares and the percentage of outstanding Common Stock "beneficially owned" by a person, the calculations are based upon 21,401,415 shares of Common Stock issued and outstanding on March 29, 1999 (excluding 988,000 Treasury Shares), plus the number of shares of Common Stock which such person has the right to acquire beneficial ownership of within
(60) days.

(2) These shares include (i) 10,889 shares held of record by Mr. Sullivan, (ii) options to purchase 15,000 shares granted pursuant to the 1992 Outside Directors Stock Option and Incentive Plan, which are immediately exercisable, and (iii) 1,500,000 shares held by the Ann L. Sullivan Living Trust, dated September 6, 1998 ("ALS Trust"), a trust established for the benefit of Ann L. Sullivan. Ann L. Sullivan is the wife of Mr. Sullivan and is the trustee and primary beneficiary of the ALS Trust. The business address for Mr. Sullivan and the ALS Trust, for the purposes hereof, is c/o Perma-Fix Environmental Services, Inc., 1940 N.W. 67th Place, Gainesville, Florida 32653.

(3) Includes 6,774,093 shares that RBB Bank owns and 3,006,250 shares that RBB Bank has the right to acquire within 60 days from the date of this proxy statement under certain warrants that are exercisable. The warrants are exercisable at exercise prices ranging from $1.875 to $3.50 per share of Common Stock. As of March 29, 2000, the closing price per share of Common Stock was $1.75. RBB Bank has advised the Company that it is holding these shares on behalf of numerous clients. As a result, RBB Bank may share voting and investment power over such shares. In addition, RBB Bank owns three (3) series of the Company's outstanding preferred stock consisting of 1,769 shares of Series 14 Class N Convertible Preferred Stock ("Series 14 Preferred"), 616 shares of Series 15 Class O Convertible Preferred Stock ("Series 15 Preferred") and 1,802 shares of Series 16 Class P Convertible Preferred Stock ("Series 16 Preferred") (collectively, the RBB Preferred") that RBB Bank acquired from the Company. The RBB Preferred are not convertible until on or after April 20, 2000, and have no voting rights except as required by law. If the conversion of the currently outstanding RBB Preferred occurs between April 20, 2000 and April 20, 2001, then the (i) Series 14 Preferred, which during this period has a set conversion price of $1.50 per share of Common Stock, is convertible into 1,179,333 shares of Common Stock, (ii) Series 15 Preferred, which during this period has a minimum conversion price of $1.50 per share of Common Stock, is convertible into 410,667 shares of Common Stock, assuming the conversion is at $1.50 per share of Common Stock and (iii) Series 16 Preferred, which during this period has a minimum conversion price of $1.50 per share of Common Stock, is convertible into 1,201,333 shares of Common Stock, assuming the conversion is at $1.50 per share of Common Stock. If RBB Bank were to acquire an aggregate of 2,791,333 shares of Common Stock upon conversion of the outstanding shares of the RBB Preferred based on a conversion price of $1.50 per share of Common Stock and were to exercise all of the outstanding warrants to acquire Common Stock which are held by RBB Bank, RBB Bank would own 46.2% of the outstanding Common Stock assuming that the Company does not issue any other shares of Common Stock or acquire any of the RBB Preferred or the Common Stock and RBB Bank does not sell or otherwise dispose of any shares of Common Stock. Does not include the shares of Common Stock which may be issuable for payment of dividends on the RBB Preferred. See "Potential Change in Control" and "Certain Relationships and Related Transactions." RBB Bank's address is Burgring 16, 8010 Graz, Austria.

Security Ownership of Management
The following table sets forth information as to the shares of voting securities beneficially owned as of March 29, 2000, by each Director and Named Executive Officers of the Company listed in the Summary
Compensation table and all Directors and executive officers of the Company as a group. Beneficial ownership by the Company's stockholders has been determined in accordance with the rules promulgated under
Section 13(d) of the Exchange Act. A person is deemed to be a beneficial owner of any voting securities for which that person has the right to acquire beneficial ownership within sixty (60) days. All voting securities are owned both of record and beneficially unless otherwise indicated.

                                     Number of Shares
         Name of                     of Common Stock          Percentage of
    Beneficial Owner                Beneficially Owned       Common Stock(1)
_____________________________       __________________       _______________
Dr. Louis F. Centofanti(2)(3)          1,020,697(3)               4.72%

Mark A. Zwecker(2)(4)                    226,876(4)               1.06%

Jon Colin(2)(5)                           50,249(5)                 *

Thomas P. Sullivan(2)(6)               1,525,889(2)(6)            7.12%

Richard T. Kelecy(2)(7)                   62,220(7)                 *

Timothy Kimball(2)(8)                     44,374(8)                 *

Roger Randall(2)(9)                       40,000(9)                 *

Bernhardt Warren(2)(10)                  108,954(10)                *

Directors and Executive                3,079,259                 14.07%
Officers as a Group
(8 persons)

*Indicates beneficial ownership of less than one percent (1%).

(1) See footnote (1) of the table under "Security Ownership of Certain Beneficial Owners."

(2) The business address of such person, for the purposes hereof, is c/o Perma-Fix Environmental Services, Inc., 1940 N.W. 67th Place, Gainesville, Florida 32653.

(3) These shares include (i) 468,434 shares held of record by Dr. Centofanti; (ii) 61,048 shares receivable upon exercise of warrants to purchase Common Stock; (iii) options to purchase 45,763 shares granted pursuant to the 1991 Performance Equity Plan and the 1993 Non-qualified Stock Option Plan, which are immediately exercisable; (iv) 200,000 shares granted pursuant to Dr. Centofanti's Employment Agreement, which are immediately exercisable; and (v) 304,000 shares held by the wife of Dr. Centofanti and 2,500 shares held by the son of Dr. Centofanti's wife. This amount does not include options to purchase 4,000 shares granted pursuant to the above referenced plans or the options to purchase 100,000 shares granted pursuant to Dr. Centofanti's Employment Agreement with the Company, which are not exercisable within sixty (60) days. Dr. Centofanti has sole voting and investment power of these shares, except for the shares held by Dr. Centofanti's wife and his wife's son, for which Dr. Centofanti shares voting and investment power.

(4) Mr. Zwecker has sole voting and investment power over these shares which include: (i) 177,994 shares of Common Stock held of record by Mr. Zwecker; (ii) 14,882 options to purchase Common Stock granted pursuant to the 1991 Performance Equity Plan; (iii) 4,000 options to purchase Common Stock pursuant to the 1993 Non-Qualified Stock Option Plan, which are immediately exercisable; and (iv) options to purchase 30,000 shares granted pursuant to the 1992 Outside Directors Stock Option and Incentive Plan which are immediately exercisable. Does not include options to purchase 1,000 shares of Common Stock granted pursuant to the 1993 Non-Qualified Stock Option Plan which are not exercisable within sixty (60) days.

(5) Mr. Colin has sole voting and investment power over these shares which include: (i) 20,249 shares held of record by Mr. Colin, and (ii) options to purchase 30,000 shares granted pursuant to the 1992 Outside Directors Stock Option and
     Incentive Plan which are immediately exercisable.

(6) See footnote (2) of the table under "Security Ownership of Certain Beneficial Owners."

(7) Mr. Kelecy has sole voting and investment power over 6,220 shares of Common Stock held of record by Mr. Kelecy and 56,000 options to purchase Common Stock granted pursuant to the 1993 Non-Qualified Stock Option Plan. Does not include options to purchase 104,000 shares of Common Stock granted pursuant to the 1993 Non-Qualified Stock Option Plan which are not exercisable within sixty (60) days.

(8) Mr. Kimball has sole voting and investment power over these shares which include: (i) 5,491 shares held of record by Mr. Kimball, (ii) 14,883 options to purchase Common Stock granted pursuant to the 1991 Performance Equity Plan, and (iii) 24,000 options to purchase Common Stock pursuant to the 1993 Non-Qualified Stock Option Plan, which are immediately exercisable. Does not include options to purchase 61,000 shares of Common Stock granted pursuant to the 1993 Non-Qualified Stock Option Plan which are not exercisable within sixty (60) days.

(9) Mr. Randall has sole voting and investment power over these shares which include: (i) 40,000 options to purchase Common Stock pursuant to the 1993 Non-Qualified Stock Option Plan, which are immediately exercisable. Does not include options to purchase 100,000 shares of Common Stock granted pursuant to the 1993 Non-Qualified Stock Option Plan which are not exercisable within sixty (60) days.

(10) Mr. Warren has sole voting and investment power over these shares which include 102,954 shares held by record by Mr. Warren and 6,000 options to purchase Common Stock granted
     pursuant to the 1993 Non-Qualified Stock Option Plan.   Does
     not include options to purchase 49,000 shares of Common Stock granted pursuant to the 1993 Non-Qualified Stock Option Plan which are not exercisable within sixty (60) days.

Potential Change in Control
RBB Bank has the right to acquire an aggregate of approximately 5,797,583 additional shares of Common Stock, consisting of (i) 1,179,333 shares upon conversion of the issued and outstanding Series 14 Preferred (assuming conversion occurs between April 20, 2000 and April 20, 2001, during which period a set conversion price of $1.50 is in effect) and (ii) 410,667 shares upon conversion of the issued and outstanding Series 15 Preferred (assuming conversion occurs at the conversion price of $1.50 per share, which is the minimum conversion price between April 20, 2000 and April 20, 2001)
(iii) 1,201,333 shares upon conversion of the issued and outstanding Series 16 Preferred (assuming conversion occurs at the conversion price of $1.50 per share which is the minimum conversion price between April 20, 2000 and April 20, 2001) and (iv) 3,006,250 shares upon the exercise of the RBB Series 3 Warrants, RBB Series
4 Warrants and RBB Series 10 Warrants. Upon such conversion and exercise, RBB Bank would own approximately 46.2% of the outstanding shares of Common Stock of the Company, which includes the 6,774,093 shares of Common Stock directly held by RBB Bank as of March 29,

2000, but does not include the shares of Common Stock which are issuable for payment of dividends on the various series of preferred stock held by RBB Bank. The foregoing estimate assumes that no other shares of Common Stock are issued by the Company, no other warrants or options are exercised, the Company does not acquire additional shares of Common Stock as Treasury Stock, and RBB Bank does not dispose of any shares of Common Stock.

If RBB Bank were to acquire the shares of Common Stock as described in the previous paragraph, RBB Bank will be the largest single shareholder of the Company, and the Company may not be able to avoid an actual change in control of the Company if RBB Bank seeks such a change in control. Moreover, if such conversion and exercise results in RBB Bank acquiring more than 50% of the then outstanding Common Stock of the Company, the Company would not be able to avoid a change in control. The foregoing estimates assume that no other shares of Common Stock are issued by the Company, no other warrants or options are exercised, the Company does not acquire additional shares of Common Stock as Treasury Stock, and RBB Bank does not dispose of any shares of Common Stock. See "Certain Relationships and Related Transactions."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Thomas P. Sullivan, Ann L. Sullivan, and the Sullivan Trust
On May 27, 1999, (i) the Company, CCC, CCG, The Thomas P. Sullivan Living Trust, dated September 6, 1978 ("TPS Trust"); The Ann L. Sullivan Living Trust, dated September 6, 1978 ("ALS Trust");
Thomas P. Sullivan, an individual ("Mr. Sullivan"); and Ann L. Sullivan, an individual ("ALS"), entered into a Stock Purchase Agreement ("Chem-Con Stock Purchase Agreement"), wherein the
Company purchased all of the outstanding capital stock of CCC and CCG from the ALS Trust pursuant to the terms of the Chem-Con Stock Purchase Agreement, and (ii) the Company, CM, the TPS Trust, the ALS Trust, Mr. Sullivan and ALS entered into a Stock Purchase Agreement ("Chem-Met Stock Purchase Agreement"), whereby the Company purchased all of the outstanding capital stock of CM from the TPS Trust pursuant to the terms of the Chem-Met Stock Purchase Agreement. The Chem-Con Stock Purchase Agreement and the Chem-Met Stock Purchase Agreement are collectively referred to as the "Stock Purchase Agreements." The TPS Trust and the ALS Trust are collectively referred to as the "Sullivan Trusts." Mr. Sullivan and ALS are husband and wife.

Under the terms of the Stock Purchase Agreements, the purchase price paid by the Company in connection with the acquisition of CCC, CCG and CM was $8,700,000, consisting of (i) $1,000,000 in cash paid at closing,
(ii) three promissory notes ("Promissory Notes"), in the aggregate amount of $4,700,000, to be paid in equal monthly installments of principal and interest of approximately $90,276.96 over five years and having an interest rate of 5.5% for the first three years and 7% for the remaining two years, with payment of such Promissory Notes being guaranteed by CM under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by CM, and (iii) $3,000,000 paid in the form of 1,500,000 shares of Common Stock, paid to the ALS Trust at closing; however, if the ALS Trust owns any of such shares of Common Stock at the end of eighteen
(18) months from the June 1, 1999, closing date (the "Guarantee Period") and the market value (as determined below) per share of Common Stock at the end of the Guarantee Period is less than $2.00 per share, the Company shall pay the ALS Trust, within ten (10) business days after the end of the Guarantee Period, an amount equal to the sum determined by multiplying the number of shares of Common Stock issued to the ALS Trust under the Stock Purchase Agreements that are still owned by the ALS Trust at the end of the Guarantee Period by $2.00 less the market value (as determined below) of such shares of Common Stock owned by the ALS Trust at the end of the Guarantee Period, with such amount, if any, payable by the Company to the ALS Trust, at the Company's option, in cash or in Common Stock or a combination thereof. Notwithstanding anything to the contrary, the aggregate number of shares of Common Stock issued or issuable under the Stock Purchase Agreements for any reason whatsoever shall not exceed eighteen percent (18%) of the number of issued and outstanding shares of Common Stock on the date immediately preceding the June 1, 1999, closing date. The market value of each share of Common
Stock at the end of the Guarantee Period shall be determined based on the average of the closing sale price per share of Common Stock as reported on the NASDAQ SmallCap Market ("NASDAQ") for the five (5) consecutive trading days ending with the trading day immediately prior to the end of the Guarantee Period. Under the Company's loan agreement, the Company may only pay any such amount due the ALS Trust at the end of the Guarantee Period in Common Stock unless the lender agrees that the Company may satisfy all or part of such in cash.

Pursuant to the terms of the Stock Purchase Agreements, for a period of thirty (30) calendar days prior to the end of the Guarantee Period, (i) the TPS Trust, ALS Trust, Mr. Sullivan and ALS shall not, directly or indirectly, or in conjunction with or through any other person, firm, corporation, entity, partnership, company or association, sell or dispose of or otherwise transfer any shares of Common Stock, or other securities of the Company, and
(ii) the Company shall not, and shall cause its directors to not, buy or otherwise acquire any shares of Common Stock over the NASDAQ (other than in connection with the exercise of any outstanding warrants or the conversion of any outstanding options or convertible securities of the Company, or in connection with an underwritten public offering of Common Stock).

In connection with the Stock Purchase Agreements, the ALS Trust, the TPS Trust, ALS and Mr. Sullivan agreed that for a period of two
(2) years from the date of Closing, none of them shall without the prior consent of the Board of Directors of the Company (i) acquire or permit any of their affiliates to acquire beneficial ownership of any voting securities of the Company or any rights or option to acquire voting securities of the Company or any securities convertible into any voting securities of the Company, with the exception that Michael F. Sullivan and Patrick Sullivan, sons of Mr. Sullivan and ALS, may acquire shares of Common Stock; (ii) solicit, or encourage any solicitation of, or permit any of their affiliates to solicit, or encourage any solicitation of, (a) proxies with respect to voting securities of the Company, or (b) tender or exchange offers for voting securities of the Company or
(c) any election contest relating to the election of directors of the Company; or (iii) take any action to acquire or affect the control of the Company, except that under the Stock Purchase Agreements, it is recognized that the Sullivan Trusts have the right to select one nominee to the Board of Directors of the Company under certain limited conditions. In connection with the closing of the Stock Purchase Agreements, a new seat was created on the Board of Directors of the Company and Mr. Sullivan was appointed to fill such vacant seat. Mr. Sullivan was also appointed at such time to the Stock Option and Compensation Committee.

The cash portion of the purchase price for CCC, CCG and CM were obtained through borrowing from the Company's primary lender. In connection with the closing, using funds borrowed from the Company's primary lender, the Company paid an aggregate of approximately $3,842,560 to satisfy certain obligations of Chem-Met.

The principal businesses of CCC, CCG and CM are the collection, treatment, and recycling of industrial and hazardous waste, including waste oils, water and miscellaneous solid waste.
CCC operates a permitted treatment and storage facility and transfer station that also serves as the base for a private trucking fleet; CCG treats hazardous waste and recycles solvents and CM treats and stabilizes inorganic wastes and maintains a government services division that is focused principally on the Defense Revitalization and Marketing Services market. The Company intends to continue using the CCC, CCG and CM facilities for substantially the same purposes as such were being used prior to the acquisition by the Company.

Certain claims have been made against CM, CCC and/or CCG after the closing of the acquisition by the Company of these companies relating to matters arising prior to the acquisition. The Company is presently evaluating whether it has any claims against Mr. Sullivan and/or members of his immediate family as a result of these claims under the terms of the Stock Purchase Agreements.

RBB Bank Aktiengesellschaft
On July 17, 1996, the Company issued to RBB Bank 5,500 shares of newly-created Series 3 Class C Convertible Preferred Stock ("Series
3 Preferred") at a price of $1,000 per share, for an aggregate sales price of $5,500,000. As part of the sale of the Series 3 Preferred, the Company also issued to RBB Bank two (2) Common Stock purchase warrants entitling RBB Bank to purchase, after December 31, 1996, until July 18, 2001, an aggregate of up to 2,000,000 shares of Common Stock, with 1,000,000 shares exercisable at an exercise price equal to $2.00 per share and 1,000,000 shares exercisable at an exercise price equal to $3.50 per share. The sale to RBB Bank of the Series 3 Preferred was made in a private placement under Sections 4(2) and/or 3(b) and/or Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The Series 3 Preferred accrues dividends on a cumulative basis at a rate of six percent (6%) per annum, and is payable semi-annually when and as declared by the Board of Directors. Dividends shall be paid, at the Company's option, in the form of cash or Common Stock. The holder of the Series 3
Preferred could convert the Series 3 Preferred into Common Stock of the Company based on the product of (i) the average closing bid quotation for the five (5) trading days immediately preceding the conversion date multiplied by (ii) seventy-five percent (75%). The conversion price was a minimum of $.75 per share or a maximum of $1.50 per share, with the minimum conversion price to be reduced by $.25 per share each time, if any, after July 1, 1996, the Company sustained a net loss, on a consolidated basis, in each of two (2) consecutive quarters. At no time shall a quarter that has already been considered in such determination be considered in any subsequent determination. As a result of the net loss recorded for each of the two consecutive quarters (first and second quarter of 1997) the minimum conversion price was reduced by $.25 per share to $.50 per share, effective July 1, 1997. The Common Stock issuable on the conversion of the Series 3 Preferred was subject to certain registration rights pursuant to the subscription agreement. The accrued dividends for the period January 1, 1999 through December 31, 1999, in the amount of approximately $146,000 were paid in the form of 79,422 shares of Common Stock of the Company of which 46,781 shares of Common Stock of the Company were issued in February 2000 and approximately $40,000 in the form of cash.

On or about June 11, 1997, the Company issued to RBB Bank 2,500 shares of newly-created Series 4 Class D Convertible Preferred Stock, par value $.001 per share ("Series 4 Preferred"), at a price of $1,000 per share, for an aggregate sales price of $2,500,000. The sale to RBB Bank was made in a private placement under Sections 4(2) and/or 3(b) and/or Rule 506 of Regulation D under the Securities Act, pursuant to the terms of a Subscription and Purchase Agreement, dated June 9, 1997, between the Company and RBB Bank ("Subscription Agreement"). The Series 4 Preferred had a liquidation preference over the Company's Common Stock, par value $.001 per share ("Common Stock"), equal to $1,000 consideration per outstanding share of Series 4 Preferred (the "Liquidation Value"), plus an amount equal to all unpaid dividends accrued thereon. The Series 4 Preferred accrued dividends on a cumulative basis at a rate of four percent (4%) per annum of the Liquidation Value ("Dividend Rate"), and was payable semi-annually when and as declared by the Board of Directors. No dividends or other distributions could be paid or declared or set aside for payment on the Company's Common Stock until all accrued and unpaid dividends on all outstanding shares of Series 4 Preferred were paid or set aside for payment. Dividends were paid, at the Company's option, in the form of cash or Common Stock. If the Company paid dividends in Common Stock, such were payable in the number of shares of Common Stock equal to the product of (a) the quotient of (i) four percent (4%) of $1,000 divided by (ii) the average of the closing bid quotation of the Common Stock as reported on the NASDAQ for the five trading days immediately prior to the applicable dividend declaration date, times (b) a fraction, the numerator of which is the number of days elapsed during the period for which the dividend was paid and the denominator of which is 365.

The Series 4 Preferred was convertible into Common Stock at a conversion price per share of the lesser of (a) the product of the average closing bid quotation for the five (5) trading days immediately preceding the conversion date multiplied by eighty percent (80%) or (b) $1.6875. The Company had the option to redeem the shares of Series 4 Preferred (a) between June 11, 1998, and June 11, 2001, at a redemption price of $1,300 per share if at any time the average closing bid price of the Common Stock for ten consecutive trading days is in excess of $4.00, and (b) after June 11, 2001, at a redemption price of $1,000 per share. The holder of the Series 4 Preferred had the option to convert the Series 4 Preferred prior to redemption by the Company.

As part of the sale of the Series 4 Preferred, the Company also issued to RBB Bank two Common Stock purchase warrants (collectively, the "Series 4 Warrants ") entitling RBB Bank to purchase, after December 31, 1997, and until June 9, 2000, an aggregate of up to 375,000 shares of Common Stock, subject to certain anti-dilution provisions, with 187,500 shares exercisable at a price equal to $2.10 per share and 187,500 shares exercisable at a price equal to $2.50 per share. A certain number of shares of

Common Stock issuable on the conversion of the Series 4 Preferred and on the exercise of the Warrants are subject to certain registration rights pursuant to the Subscription Agreement.

Effective September 16, 1997, the Company entered into an Exchange Agreement with RBB Bank ("Series 4 Exchange Agreement") which provided that the 2,500 shares of Series 4 Preferred and the Series
4 Warrants were tendered to the Company in exchange for (i) 2,500 shares of a newly created Series 6 Class F Preferred Stock, par value $.001 per share ("Series 6 Preferred"), (ii) two warrants each to purchase 187,500 shares of Common Stock exercisable at $1.8125 per share, and (iii) one warrant to purchase 281,250 shares of Common Stock exercisable at $2.125 per share (collectively, the "Series 6 Warrants"). The Series 6 Warrants are for a term of three (3) years and may be exercised at any time after December 31, 1997, and until June 9, 2000.

The conversion price of the Series 6 Preferred was $1.8125 per share, unless the closing bid quotation of the Common Stock was lower than $2.50 in twenty (20) out of any thirty (30) consecutive trading days after March 1, 1998, in which case, the conversion price per share was to be the lesser of (A) the product of the average closing bid quotation for the five (5) trading days immediately preceding the conversion date multiplied by eighty percent (80%) or (B) $1.8125. The remaining terms of the Series 6 Preferred were substantially the same as the terms of the Series 4 Preferred. No shares of the Series 6 Preferred were converted.

Effective February 28, 1998, the Company entered into an Exchange Agreement with RBB Bank (the "Series 6 Exchange Agreement"), which provided that the 2,500 shares of Series 6 Preferred were tendered to the Company in exchange for 2,500 of a newly-created Series 8 Class H Preferred Stock, par value $.001 per share ("Series 8 Preferred"). The exchange was made in an exchange offer exempt from registration pursuant to Section 3(a)(9) of the Securities Act, and/or Section 4(2) of the Securities Act and/or Regulation D as promulgated under the Securities Act. The Series 8 Preferred was issued to RBB Bank during July 1998.

The rights under the Series 8 Preferred were the same as the rights under the Series 6 Preferred, except for the conversion price. The Series 8 Preferred was convertible at $1.8125 per share, except that, in the event the average closing bid price reported in the over-the-counter market, or the closing sale price if listed on a national securities exchange for the five (5) trading days prior to a particular date of conversion, were less than $2.50, the conversion price for only that particular conversion was to be the average of the closing bid quotations of the Common Stock as reported on the over-the-counter market, or the closing sale price if listed on a national securities exchange, for the five (5) trading days immediately proceeding the date of such particular conversion notice provided by the holder to the Company multiplied by 80%.

The terms of the Series 8 Preferred included a liquidation preference over the Company's Common Stock equal to $1,000 consideration per outstanding share of Series 8 Preferred (the "Series 8 Liquidation Value"), plus an amount equal to all accrued and unpaid dividends. The Series 8 Preferred accrued dividends on a cumulative basis at a rate of four percent (4%) per annum of the Series 8 Liquidation Value ("Series 8 Dividend Rate"), and were payable semi-annually when and as declared by the Board of Directors. No dividends or other distributions could be paid or declared or set aside for payment on the Company's Common Stock until all accrued and unpaid dividends on all outstanding shares of Series 8 Preferred were paid or set aside for payment. Dividends could be paid, at the option of the Company, in the form of cash or Common Stock of the Company. If the Company paid dividends in Common Stock, such were payable in the number of shares of Common Stock equal to the product of (a) the quotient of (i) the Series 8 Dividend Rate divided by (ii) the average of the closing bid quotation of the Common Stock as reported on the NASDAQ for the five trading days immediately prior to the date the dividend is declared, times (b) a fraction, the numerator of which is the number of days elapsed during the period for which the dividend is to be paid and the denominator of which is 365. The Series 6 Warrants were not affected by the Series 6 Exchange Agreement.

On or about June 30, 1998, the Company issued to RBB Bank, 3,000 shares of newly-created Series 10 Class J Convertible Preferred Stock, par value $.001 per share ("Series 10 Preferred"), at a price of $1,000 per share, for an aggregate sales price of $3,000,000. The sale to RBB Bank was made in a private placement under Section 4(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act, pursuant to the terms of a Subscription and Purchase Agreement, dated June 30, 1998 between the Company and RBB Bank ("Series 10 Subscription Agreement"). The net proceeds of $2,653,000 from this private placement, after the deduction for certain fees and expenses, was received by the Company on July 14, 1998. The Series 10 Preferred had a liquidation preference over the Company's Common Stock, par value $.001 per share ("Common Stock"), equal to $1,000 consideration per outstanding share of Series 10 Preferred (the "Liquidation Value"), plus an amount equal to all unpaid and accrued dividends thereon. The Series 10 Preferred accrued dividends on a cumulative basis at a rate of four percent (4%) per annum of the Liquidation Value ("Dividend Rate"), which were payable semi-annually within ten (10) business days after each subsequent June 30 and December 31 (each a "Dividend Declaration Date"), and were payable in cash or shares of the Company's Common Stock at the Company's option. The first Dividend Declaration Date was December 31, 1998. No dividends or other distributions could be paid or declared or set aside for payment on the Company's Common Stock until all accrued and unpaid dividends on all outstanding shares of Series 10 Preferred were paid or set aside for payment. Dividends could be paid, at the option of the Company, in the form of cash or Common Stock of the Company. If the Company paid dividends in Common Stock, such were payable in the number of shares of Common Stock equal to the product of (a) the quotient of (i) the Dividend Rate divided by
(ii) the average of the closing bid quotation of the Common Stock as reported on the NASDAQ for the five trading days immediate prior to the date the dividend was declared, times (b) a fraction, the numerator of which is the number of days elapsed during the period for which the dividend is to be paid and the denominator of which is 365.

The holder of the Series 10 Preferred could convert into Common Stock any or all of the Series 10 Preferred on and after 180 days after June 30, 1998 (December 28, 1998). The conversion price per outstanding share of Preferred Stock ("Series 10 Conversion Price") was $1.875; except that if the average of the closing bid price per share of Common Stock quoted on the NASDAQ (or the closing bid price of the Common Stock as quoted on the national securities exchange if the Common Stock is not listed for trading on the NASDAQ but was listed for trading on a national securities exchange) for the five (5) trading days immediately prior to the particular date on which the holder notified the Company of a conversion ("Series 10 Conversion Date") was less than $2.34, then the Series 10 Conversion Price for that particular conversion was to be eighty percent (80%) of the average of the closing bid price of the Common Stock on the NASDAQ (or if the Common Stock was not listed for trading on the NASDAQ but is listed for trading on a national securities exchange then eighty percent (80%) of the average of the closing bid price of the Common Stock on the national securities exchange) for the five (5) trading days immediately prior to the particular Series 10 Conversion Date. During 1999, 748 shares of the Series 10 Preferred were converted into 971,429 shares of Common Stock.

As part of the sale of the Series 10 Preferred, the Company also issued to RBB Bank (a) a warrant entitling the holder to purchase up to an aggregate of 150,000 shares of Common Stock at an exercise price of $2.50 per share of Common Stock expiring three (3) years after June 30, 1998 and (b) a warrant entitling the holder to purchase up to an aggregate of 200,000 shares of Common Stock at an exercise price of $1.875 per share of Common Stock and expiring three (3) years after June 30, 1998. Collectively, these warrants are referred to herein as the "Series 10 RBB Warrants." The Common Stock issuable upon the conversion of the Series 10 Preferred and upon the exercise of the Series 10 RBB Warrants is subject to certain registration rights pursuant to the Series 10 Subscription Agreement.

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

In March, 1999, the Company entered into an Exchange Agreement dated March 19, 1999, with Liviakis and Prag whereby the warrants described in the preceding paragraph for the purchase of 2,500,000 shares of Common Stock (1,875,000 and 625,000 respectively) were canceled and exchanged for 200,000 shares of Common Stock.

July 1999 Exchange Agreements
On July 15, 1999, the Company and RBB Bank entered into (i) an Exchange Agreement, dated July 15, 1999 ("Series 3 Exchange Agreement"), pursuant to which the 1,769 outstanding shares of Series 3 Preferred, all of which were held by RBB Bank, were exchanged for an equal number of shares of newly created Series 11 Class K Convertible Preferred Stock par value $.001 per share ("Series 11 Preferred"); (ii) an Exchange Agreement, dated July 15, 1999 ("Series 8 Exchange Agreement"), pursuant to which the outstanding shares of Series 8 Preferred, all of which were held by RBB Bank, were exchanged for an equal number of shares of newly created Series 12 Class L Convertible Preferred Stock, par value $.001 per share ("Series 12 Preferred"); and (iii) an Exchange Agreement, dated July 15, 1999 ("Series 10 Exchange Agreement"), pursuant to which the outstanding shares of Series 10 Preferred Stock, all of which were held by RBB Bank, were exchanged for an equal number of shares of newly created Series 13 Class M Convertible Preferred Stock, par value $.001 per share ("Series 13 Preferred").

The exchanges of the Series 11 Preferred, Series 12 Preferred, and Series 13 Preferred to RBB Bank were made in private placements under Section 4(2) and/or Section 3(a)(9) of the Securities Act. The terms of the newly issued securities are substantially the same as the series for which each was exchanged with the exception of certain differences as described hereafter.

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

Other Differences
In addition to the different redemption terms for the Series 12 Preferred and the Series 13 Preferred described above, the Series 11 Preferred, Series 12 Preferred and Series 13 Preferred (collectively, the "July 1999 Exchange Preferred") each contain provisions, described hereafter, which are different from those provisions in the Series 3 Preferred, Series 8 Preferred and Series 10 Preferred, as applicable.

  *    RBB Bank may make no conversions of the July 1999 Exchange
       Preferred for 12 months from July 15, 1999.

  * Each of the July 1999 Exchange Preferred has a minimum conversion price of $1.50 per share for a 24 month period from July 15, 1999.

  * For 12 months from July 15, 1999, the Company may redeem at any time and from time to time any of the July 1999 Exchange Preferred held by RBB Bank at 110% of its "stated value" of $1,000 per share. Thereafter, the Company may redeem at any time and from time to time any of such July 1999 Exchange Preferred at 120% of its "stated value" of $1,000 per share. After 12 months from July 15, 1999, upon any notice of redemption, RBB shall have only 5 business days to exercise its conversion rights regarding the redeemed shares. For 12 months from July 15, 1999, RBB Bank cannot elect to convert shares of July 1999 Exchange Preferred even if the Company redeems such shares of July 1999 Exchange Preferred.

August 1999 Exchange Agreements

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

The exchange of the Series 14 Preferred, Series 15 Preferred, and
Series 16 Preferred (collectively, the "August 1999 Exchange
Preferred") to RBB Bank were made in private placements under
Section 4(2) and/or Section 3(a)(9) of the Securities Act. The terms of each of the August 1999 Exchange Preferred are substantially identical to the particular July 1999 Exchange
Preferred for which each was exchanged except that the July 15 dates as described above in connection with the July 1999 Exchange Preferred were changed to April 20 and certain registration rights were granted regarding the shares of Common Stock issuable under the August 1999 Exchange Preferred. Therefore, (i) RBB Bank may make no conversions of the August 1999 Exchange Preferred for 12 months from April 20, 1999;
(ii) each of the August 1999 Exchange Preferred has a minimum conversion price of $1.50 per share for a 24 month period from April 20, 1999; (iii) for 12 months from April 20, 1999, the Company may redeem at any time and from time to time any of the August 1999 Exchange Preferred held by RBB Bank at 110% of its "stated value" of $1,000 per share; and (iv) if the Company does not register with the Commission the Common Stock issuable upon conversion of the August 1999 Exchange Preferred by January 31, 2000, the Company agrees to pay to RBB Bank a penalty in an amount equal to two percent of the product of (a) the number of shares of such August 1999 Exchange Preferred then outstanding times (b) $1,000, payable in cash. The Company further agreed that for each month thereafter which terminates without such registration statement being declared effective by the Commission before the end of the last day thereof, the Company shall pay to RBB Bank a penalty in an amount equal to two percent of the product of (a) the number of shares of August 1999 Exchange Preferred then outstanding times (b) $1,000, payable in cash. After twelve months from April 20, 1999, the Company may redeem at any time and from time to time any of such August 1999 Exchange Preferred at 120% of its "stated value" of $1,000 per and, upon any notice of redemption, RBB Bank shall have five business days to exercise its conversion rights regarding the redeemed shares. During the 12 months after April 20, 1999, RBB Bank cannot elect to convert shares of August 1999 Exchange Preferred even if the Company redeems such shares of August 1999 Exchange Preferred.

The accrued dividends for the Series 3 Preferred, Series 11 Preferred and Series 14 Preferred for the period January 1, 1999, through June 30, 1999, were paid in August 1999 in the form of 32,641 shares of Common Stock and approximately $40,000 in the form of cash. The accrued dividends for the Series 3 Preferred, Series 11 Preferred and Series 14 Preferred for the period July 1, 1999, through December 31, 1999, were paid in February 2000 in the form of 46,781 shares of Common Stock.

The accrued dividends for the Series 8 Preferred, Series 12 Preferred and Series 15 Preferred for the period January 1, 1999, through June 30, 1999, were paid in August 1999 in the form of 7,578 shares of Common Stock and approximately $25,000 in the form of cash. The accrued dividends for the Series 8 Preferred, Series 12 Preferred and Series 13 Preferred for the period July 1, 1999, through December 31, 1999, were paid in February 2000 in the form of 10,860 shares of Common Stock. Regarding the Series 8 Preferred, the Company recognized a dividend, related to the beneficial conversion feature, in the total amount of $798,000, which was recorded in 1997.

The accrued dividends for the Series 10 Preferred, Series 13 Preferred and Series 16 Preferred for the period January 1, 1999, through June 30, 1999, were paid in August 1999 in the form of 22,167 shares of Common Stock and approximately $19,000 in the form of cash. The accrued dividends for the Series 10 Preferred, Series 13 Preferred and Series 15 Preferred for the period July 1, 1999, through December 31, 1999, were paid in February 2000 in the form of 31,769 shares of Common Stock. Regarding the Series 10 Preferred, the Company recognized a dividend, related to the beneficial conversion feature, in the total amount of $750,000, with approximately $383,000 recorded in the third quarter of 1998 and $367,000 recorded in the fourth quarter of 1998.

Liviakis Financial Communications
In connection with the placement of Series 10 Preferred to RBB Bank, the Company issued to (a) Liviakis Financial Communications, Inc. ("Liviakis") for assistance with the placement of the Series 10 Preferred, warrants entitling the holder to purchase up to an aggregate of 1,875,000 shares of Common Stock, subject to certain anti-dilution provisions, at an exercise price of $1.875 per share of Common Stock which warrants could be exercised after January 15, 1999, and which were to expire after four (4) years and (b) Robert B. Prag, an executive officer of Liviakis ("Prag"), for assistance with the placement of the Series 10 Preferred, warrants entitling the holder to purchase up to an aggregate of 625,000 shares of Common Stock, subject to certain anti-dilution provisions, at an exercise price of $1.875 per share of Common Stock, which warrants could be exercised after January 15, 1999, and which were to expire after four (4) years.

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

  (b)    Reports on Form 8-K

         No report on Form 8-K was filed by the Company during the fourth quarter of 1999.

                            SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perma-Fix Environmental Services, Inc.



By /s/ Dr. Louis F. Centofanti        Date   April 13, 2000
  _____________________________           ____________________
     Dr. Louis F. Centofanti
     Chairman of the Board
     Chief Executive Officer



By /s/ Richard T. Kelecy              Date    April 13, 2000
  _____________________________           ____________________
     Richard T. Kelecy
     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.



/s/ Jon Colin                                  Date    April 13, 2000
_________________________________                  ___________________
Jon Colin, Director



/s/ Thomas P. Sullivan                         Date    April 13, 2000
_________________________________                  ___________________
Thomas P. Sullivan, Director



/s/ Mark A. Zwecker                            Date    April 13, 2000
_________________________________                  ____________________
Mark A. Zwecker, Director



/s/ Dr. Louis F. Centofanti                    Date    April 13, 2000
________________________________                   _____________________
Dr. Louis F. Centofanti, Director

                          SCHEDULE II

             PERMA-FIX ENVIRONMENTAL SERVICES, INC.

               VALUATION AND QUALIFYING ACCOUNTS
      For the years ended December 31, 1999, 1998 and 1997
                     (Dollars in thousands)



                                                           Additions
                                                           Charged to
                                           Balance at        Costs,                     Balance
                                           Beginning        Expenses                     at End
Description                                 of Year        and Other     Deductions     of Year
_______________________________________     _________      __________    __________   __________
Year ended December 31, 1999:
     Allowance for doubtful accounts(1)    $    313        $  1,039     $    400      $   952

Year ended December 31, 1998:
       Allowance for doubtful accounts(1)  $    374        $     61     $    122      $   313

Year ended December 31, 1997:
       Allowance for doubtful accounts(1)  $    340        $    133     $     99      $   374



(1) Excludes Perma-Fix of Memphis, Inc. facility considered a discontinued operation. See Note 4 of Notes to Consolidated Financial Statements.

                          EXHIBIT INDEX

Exhibit                                                            Sequential
  No.                        Description                             Page No.
_______                      ___________                           ___________

 3(i) Restated Certificate of Incorporation, as amended, and all Certificates of Designations are incorporated by reference from Exhibit 3(i) to the Company's Form 10-Q for the quarter ended June 30, 1999


 3(ii) Bylaws are incorporated by reference from the Company's Registration Statement, No. 33-51874

 4.1 Specimen Common Stock Certificate is incorporated by reference from Exhibit 4.3 to the Company's Registration Statement, No. 33-51874

 4.2 Form of Subscription Agreement is incorporated by reference from Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1994

 4.3 Loan and Security Agreement, dated January 15, 1998, between the Company, subsidiaries of the Company and Congress Financial Corporation (Florida) is incorporated by reference from Exhibit 4.1 to the Company's Form 8-K dated January 15, 1998

 4.4 Congress Financial, Inc. subordination and consent letter dated June 25, 1998, as incorporated by reference from
          Exhibit 4.1 to the Company's Form 10-Q for the quarter ended September 30, 1998

 4.5 Congress Financial, Inc. subordination and consent letter dated October 16, 1998, as incorporated by reference from
          Exhibit 4.2 to the Company's Form 10-Q for the quarter ended September 30, 1998

 4.6 Congress Financial, Inc. subordination and consent letter dated October 16, 1998, as incorporated by reference from
          Exhibit 4.3 to the Company's Form 10-Q for the quarter ended September 30, 1998

 4.7 Amendment and Joinder to Loan and Security Agreement (the "Loan Amendment") dated May 27, 1999, among Congress Financial Corporation (Florida), Perma-Fix Environmental Services, Inc. and the subsidiaries of Perma-Fix Environmental Services, Inc. as incorporated by reference from Exhibit 4.1 to the Company's Form 8-K dated June 1, 1999

 4.8 Exchange Agreement exchanging 1,769 shares of Series 11 Class K Convertible Preferred Stock, Par Value $.001 per share of Perma-Fix Environmental Services, Inc. for 1,769 shares of Series 14 Class N Convertible Preferred Stock, Par Value $.001 per share of Perma-Fix Environmental Services, Inc. dated August 3, 1999, between the Company and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 4.10 to the Company's Form 10-Q for quarter ended June 30, 1999

 4.9 Exchange Agreement exchanging 616 shares of Series 12 Class L Convertible Preferred Stock, Par Value $.001 per share of Perma-Fix Environmental Services, Inc. for 616 shares of Series 15 Class O Convertible Preferred Stock, Par Value $.001 per share of Perma-Fix Environmental Services, Inc. dated August 3, 1999, between the Company and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 4.11 to the Company's Form 10-Q for quarter ended June 30, 1999

Exhibit                                                             Sequential
  No.                          Description                            Page No.
_______                        ___________                          ___________

 4.10 Exchange Agreement exchanging 1,802 shares of Series 13 Class M Convertible Preferred Stock, Par Value $.001 per share of Perma-Fix Environmental Services, Inc. for 1,802 shares of Series 16 Class P Convertible Preferred Stock, Par Value $.001 per share of Perma-Fix Environmental Services, Inc. dated August 3, 1999, between the Company and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 4.12 to the Company's Form 10-Q for quarter ended June 30, 1999

 4.11 Certificate of Designations of Series 14 Class N Convertible Preferred Stock, dated August 10, 1999, as incorporated by reference from Exhibit 3(i) to the Company's Form 10-Q for quarter ended June 30, 1999

 4.12     Specimen copy of Certificate relating to the Series 14
          Class N Convertible Preferred Stock as incorporated by reference from Exhibit 4.14 to the Company's Form 10-Q for quarter ended June 30, 1999

 4.13 Certificate of Designations of Series 15 Class O Convertible Preferred Stock, dated August 10, 1999, as incorporated by reference from Exhibit 3(i) to the Company's Form 10-Q for quarter ended June 30, 1999

 4.14     Specimen copy of Certificate relating to the Series 15
          Class O Convertible Preferred Stock as incorporated by reference from Exhibit 4.16 to the Company's Form 10-Q for quarter ended June 30, 1999

 4.15 Certificate of Designations of Series 16 Class P Convertible Preferred Stock, dated August 10, 1999, as incorporated by reference from Exhibit 3(i) to the Company's Form 10-Q for quarter ended June 30, 1999

 4.16     Specimen copy of Certificate relating to the Series 16
          Class P Convertible Preferred Stock as incorporated by reference from Exhibit 4.18 to the Company's Form 10-Q for quarter ended June 30, 1999

 10.1 1991 Performance Equity Plan of the Company is incorporated herein by reference from Exhibit 10.3 to the Company's Registration Statement, No. 33-51874

 10.2 Warrant, dated October 6, 1994, for the Purchase of Common Stock granted by the Company to Stevens is incorporated by reference from Exhibit 4.20 to the Company's Registration Statement No. 33-85118

 10.3 1992 Outside Directors' Stock Option Plan of the Company is incorporated by reference from Exhibit 10.4 to the Company's Registration Statement, No. 33-51874

 10.4     First Amendment to 1992 Outside Directors' Stock Option
          Plan is incorporated by reference from Exhibit 10.29 to
          the Company's Form 10-K for the year ended December 31,
          1994

 10.5 Second Amendment to the Company's 1992 Outside Directors' Stock Option Plan, is incorporated by reference from the Company's Proxy Statement, dated November 4, 1994

 10.6 Third Amendment to the Company's 1992 Outside Directors' Stock Option Plan is incorporated by reference from the Company's Proxy Statement, dated November 8, 1996

 10.7 Fourth Amendment to the Company's 1992 Outside Directors' Stock Option Plan is incorporated by reference from the Company's Proxy Statement, dated April 20, 1998

Exhibit                                                             Sequential
  No.                          Description                           Page No.
________                       ___________                         ___________

 10.8 1993 Non-qualified Stock Option Plan is incorporated by reference from the Company's Proxy Statement, dated
          October 12, 1993

 10.9 401(K) Profit Sharing Plan and Trust of the Company is incorporated by reference from Exhibit 10.5 to the Company's Registration Statement, No. 33-51874

 10.10 Common Stock Purchase Warrant Certificate, dated July 19, 1996, granted to RBB Bank Aktiengesellschaft is incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1996

 10.11 Common Stock Purchase Warrant Certificate, dated July 19, 1996, granted to RBB Bank Aktiengesellschaft is incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1996

 10.12 Common Stock Purchase Warrant Certificate No. 3-9-96, dated September 16, 1996, between the Company and J W Charles Financial Services, Inc. is incorporated by reference from Exhibit 4.10 to the Company's Registration Statement, No. 333-14513

 10.13 Common Stock Purchase Warrant Certificate No. 4-9-96, dated September 16, 1996, between the Company and Search Group Capital, Inc. is incorporated by reference from
          Exhibit 4.11 to the Company's Registration Statement, No.
          333-14513

 10.14 Common Stock Purchase Warrant Certificate No. 5-9-96, dated September 16, 1996, between the Company and Search Group Capital, Inc. is incorporated by reference from
          Exhibit 4.12 to the Company's Registration Statement, No.
          333-14513

 10.15 Common Stock Purchase Warrant Certificate No. 6-9-96, dated September 16, 1996, between the Company and Search Group Capital, Inc. is incorporated by reference from
          Exhibit 4.13 to the Company's Registration Statement, No.
          333-14513

 10.16 Common Stock Purchase Warrant Certificate No. 8-9-96, dated September 16, 1996, between the Company and D. H. Blair Investment Banking Corporation is incorporated by reference from Exhibit 4.15 to the Company's Registration Statement, No. 333-14513

 10.17 Common Stock Purchase Warrant ($2.10) dated June 9, 1997, between the Company and RBB Bank Aktiengesellschaft is incorporated by reference from Exhibit 4.4 to the Company's Form 8-K, dated June 11, 1997

 10.18 Common Stock Purchase Warrant ($2.50) dated June 9, 1997, between the Company and RBB Bank Aktiengesellschaft is incorporated by reference from Exhibit 4.5 to the Company's Form 8-K, dated June 11, 1997

 10.19 Common Stock Purchase Warrant ($1.50) dated June 9, 1997, between the Company and J W Charles Securities, Inc. is incorporated by reference from Exhibit 4.6 to the Company's Form 8-K, dated June 11, 1997

 10.20 Common Stock Purchase Warrant ($2.00) dated June 9, 1997, between the Company and J W Charles Securities, Inc. is incorporated by reference from Exhibit 4.7 to the Company's Form 8-K, dated June 11, 1997

 10.21 Stock Purchase Agreement, dated June 30, 1997, between the Company and Dr. Louis F. Centofanti is incorporated by reference from Exhibit 4.4 to the Company's Form 8-K, dated July 7, 1997

Exhibit                                                              Sequential
  No.                          Description                            Page No.
_______                        ___________                           __________

 10.22 Amended Stock Purchase Agreement, dated October 7, 1997, between the Company and Dr. Louis F. Centofanti is incorporated by reference from Exhibit 10.6 to the Company's Form 10-Q for the quarter ended September 30, 1997

 10.23 Employment Agreement, dated October 1, 1997, between the Company and Dr. Louis F. Centofanti is incorporated by reference from Exhibit 10.9 to the Company's Form 10-Q for the quarter ended September 30, 1997

 10.24    Employment Agreement Dated April 7, 1998, between the
          Company and Bernhardt Warren is incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1998

 10.25 Exchange Agreement dated November 6, 1997, to be considered effective as of September 16, 1997, between the Company and RBB Bank is incorporated by reference from Exhibit 4.11 to the Company's Form 10-Q for the quarter ended September 30, 1997

 10.26 Exchange Agreement dated as of October 31, 1997, to be considered effective as of September 16, 1997, between the Company and the Infinity Fund, L.P. is incorporated by reference from Exhibit 4.12 to the Company's Form 10-Q for the quarter ended September 30, 1997

 10.27 Private Securities Subscription Agreement, dated June 30, 1998, between the Company and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 4.1 to the Company's Form 8-K dated June 30, 1998

 10.28 Certificate of Designations of Series 10 Class J Convertible Preferred Stock, dated July 16, 1998, as incorporated by reference from Exhibit 3(i) above

 10.29 Certificate of Designations of Series 8 Class H Convertible Preferred Stock as incorporated by reference from Exhibit 3(i) above

 10.30 Certificate of Designations of Series 9 Class I Convertible Preferred Stock as incorporated by reference from Exhibit 3(i) above

 10.31    Common Stock Purchase Warrant ($1.875) dated June 30,
          1998, between the Company and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 4.4 to the Company's Form 8-K, dated June 30, 1998.

 10.32    Common Stock Purchase Warrant ($2.50) dated June 30,
          1998, between the Company and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 4.5 to the Company's Form 8-K, dated June 30, 1998

 10.33    Consulting Agreement dated effective June 30, 1998,
          between the Company and Liviakis Financial
          Communications, Inc. as incorporated by reference from
          Exhibit 4.6 to the Company's Form 8-K, dated June 30,
          1998

 10.34 Common Stock Purchase Warrant effective June 30, 1998, between the Company and Liviakis Financial Communica-tions, Inc. as incorporated by reference from Exhibit
          4.7 to the Company's Form 8-K, dated June 30, 1998

 10.35 Common Stock Purchase Warrant effective June 30, 1998, between the Company and Robert B. Prag as incorporated by reference from Exhibit 4.8 to the Company's Form 8-K, dated June 30, 1998

 10.36 Exchange Agreement dated as of April 30, 1998, to be considered effective as of February 28, 1998, between the Company and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 10.6 to the Company' Form 10-Q for the quarter ended June 30, 1998

Exhibit                                                             Sequential
  No.                            Description                         Page No.
_______                          ___________                        __________

 10.37 Exchange Agreement dated as of April 30, 1998, to be considered effective as of February 28, 1998, between the Company and The Infinity Fund, L.P. as incorporated by reference from Exhibit 10.7 to the Company's Form 10-Q for the quarter ended June 30, 1998

 10.38 Common Stock Purchase Warrant effective June 30, 1998, between the Company and JW Genesis Financial Corporation as incorporated by reference from Exhibit 10.8 to the Company's Form 10-Q for the quarter ended June 30, 1998

 10.39 Common Stock Purchase Warrant effective June 30, 1998, between the Company and Fontenoy Investments as incorporated by reference from Exhibit 10.9 to the Company's Form 10-Q for the quarter ended June 30, 1998

 10.40 Consulting Agreement, dated April 8, 1998, and effective January 1, 1998, between the Company and Alfred C. Warrington, IV as incorporated by reference from Exhibit
          10.11 to the Company's Form 10-Q for the quarter ended
          June 30, 1998

 10.41 Letter from RBB Bank to the Company, dated July 14, 1998, as incorporated by reference from Exhibit 10.12 to the Company's Form 10-Q for the quarter ended June 30, 1998

 10.42 Basic Oak Ridge Agreement between East Tennessee Materials and Energy Corporation (M&EC) and Bechtel Jacobs Company, LLC No. 1GB-99446V dated June 23, 1998, as incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998

 10.43 Basic Oak Ridge Agreement between East Tennessee Materials and Energy Corporation (M&EC) and Bechtel Jacobs Company, LLC No. 1GB-99447V dated June 23, 1998, as incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1998

 10.44 Basic Oak Ridge Agreement between East Tennessee Materials and Energy Corporation (M&EC) and Bechtel Jacobs Company, LLC No. 1GB-99448V dated June 23, 1998, as incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 1998

 10.45 General agreement between East Tennessee Materials and Energy Corporation (M&EC) and Perma-Fix Environmental Services, Inc. dated May 27, 1998, as incorporated by reference from Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30, 1998

 10.46 Appendix B to general agreement between East Tennessee Materials and Energy Corporation (M&EC) and Perma-Fix Environmental Services, Inc. dated November 6, 1998, as incorporated by reference from Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30, 1998

 10.47 Exchange Agreement dated March 14, 1999, among Liviakis Financial Communications, Inc., Robert B. Prag and Perma-Fix Environmental Services, Inc. is incorporated by reference from Exhibit 10.56 to the Company's Form 10-K for the year ended December 31, 1998

 10.48 Stock Purchase Agreement dated as of May 27, 1999, among Perma-Fix Environmental Services, Inc., Chemical Conservation Corporation, Chemical Conservation of Georgia, Inc., the Thomas P. Sullivan Living Trust, dated September 6, 1978, the Ann L. Sullivan Living Trust, dated September 6, 1978, Thomas P. Sullivan, and Ann L. Sullivan is incorporated herein by reference from Exhibit
          2.1 to the Company's Form 8-K dated June 1, 1999

Exhibit                                                              Sequential
  No.                            Description                          Page No.
________                         ___________                         __________

 10.49 Stock Purchase Agreement dated as of May 27, 1999, among Perma-Fix Environmental Services, Inc., Chem-Met Services, Inc., the Thomas P. Sullivan Living Trust, dated September 6, 1978, the Ann L. Sullivan Living Trust, dated September 6, 1978, Thomas P. Sullivan, and Ann L. Sullivan as incorporated herein by reference from
          Exhibit 2.2 to the Company's Form 8-K dated June 1, 1999

 10.50    Promissory Note for $1,230,000 issued to the Ann L.
          Sullivan Living Trust dated September 6, 1978, as incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated June 1, 1999

 10.51    Promissory Note for $1,970,000 issued to the Ann L.
          Sullivan Living Trust dated September 6, 1978, as incorporated by reference from Exhibit 10.2 to the Company's Form 8-K dated June 1, 1999

 10.52    Promissory Note for $1,500,000 issued to the Thomas P.
          Sullivan Living Trust dated September 6, 1978, s incorporated by reference from Exhibit 10.3 to the Company's Form 8-K dated June 1, 1999

 10.53 Non-recourse Guaranty dated May 28, 1999, by and among Chem-Met Services, Inc., the Thomas P. Sullivan Living Trust dated September 6, 1978, and the Ann L. Sullivan Living Trust dated September 6, 1978, as incorporated by reference from Exhibit 10.4 to the Company's Form 8-K dated June 1, 1999

 10.54 Mortgage dated May 28, 1999, by Chem-Met Services, Inc. to the Thomas P. Sullivan Living Trust dated September 6, 1978 and the Ann L. Sullivan Living Trust dated
          September 6, 1978, as incorporated by reference from
          Exhibit 10.5 to the Company's Form 8-K dated June 1, 1999

 10.55 Subordination Agreement dated May 27, 1999 among Congress Financial Corporation (Florida), Perma-Fix Environmental Services, Inc., the subsidiaries of Perma-Fix Environmental Services, Inc., the Thomas P. Sullivan Living Trust dated September 6, 1978 and the Ann L. Sullivan Living Trust dated September 6, 1978, as incorporated by reference from Exhibit 10.6 to the Company's Form 8-K dated June 1, 1999

 10.56 Exchange Agreement exchanging 1,769 shares of Series 3 Class C Convertible Preferred Stock, Par Value $.001 per share of Perma-Fix Environmental Services, Inc. for 1,769 shares of Series 11 Class K Convertible Preferred Stock, Par Value $.001 per share of Perma-Fix Environmental Services, Inc. dated July 15, 1999, between the Company and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 4.1 to the Company's Form 10-Q for quarter ended June 30, 1999

 10.57 Exchange Agreement exchanging 916 shares of Series 8 Class H Convertible Preferred Stock, Par Value $.001 per share of Perma-Fix Environmental Services, Inc. for 916 shares of Series 12 Class L Convertible Preferred Stock, Par Value $.001 per share of Perma-Fix Environmental Services, Inc. dated July 15, 1999, between the Company and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 4.1 to the Company's Form 10-Q for quarter ended June 30, 1999

 10.58 Exchange Agreement exchanging 2,252 shares of Series 10 Class J Convertible Preferred Stock, Par Value $.001 per share of Perma- Fix Environmental Services, Inc. for 2,252 shares of Series 13 Class Convertible Preferred Stock, Par Value $.001 per share of Perma-Fix Environmental Services, Inc. dated July 15, 1999, between the Company and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 4.1 to the Company's Form 10-Q for quarter ended June 30, 1999

Exhibit                                                           Sequential
  No.                         Description                           Page No.
_______                       ____________                        __________

 10.59    Certificate of Designations of Series 11 Class K
          Convertible Preferred Stock, dated July 15, 1999, as contained in Exhibit 3(i) herein

 10.60    Certificate of Designations of Series 12 Class L
          Convertible Preferred Stock, dated July 15, 1999, as contained in Exhibit 3(i) herein as incorporated by reference from Exhibit 4.1 to the Company's Form 10-Q for quarter ended June 30, 1999

 10.61 Certificate of Designations of Series 13 Class M Convertible Preferred Stock, dated July 15, 1999, as contained in Exhibit 3(i) herein as incorporated by reference from Exhibit 4.1 to the Company's Form 10-Q for quarter ended June 30, 1999

 21.1     List of Subsidiaries                                         90

 23.1     Consent of BDO Seidman, LLP                                  91

 27.1     Financial Data Schedule 1999                                 92