Form 10-Q
period 2000-03-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2000-05-19
CIK 891532

===========================================================================


                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                       ____________________

                            Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended    March 31, 2000
                                     ____________________________________
                                or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from _________________ to _______________

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

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.


                Class                            Outstanding at May 10, 2000
                _____                            ___________________________

    Common Stock, $.001 Par Value                          21,709,172
                                                   (excluding 988,000 shares
                                                       held as treasury stock)

=============================================================================



              PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                              INDEX


                                                                     Page No.
                                                                     _______
PART I    FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheets - March 31, 2000
                   and December 31, 1999 . . . . . . . . . . . . . . . . 2

               Consolidated Statements of Operations -
                   Three Months Ended March 31, 2000 and 1999. . . . . . 4

               Consolidated Statements of Cash Flows - Three Months
                   Ended March 31, 2000 and 1999 . . . . . . . . . . . . 5

               Consolidated Statements of Stockholder's Equity -
                   Three Months Ended March 31, 2000 . . . . . . . . . . 6

               Notes to Consolidated Financial Statements. . . . . . . . 7

      Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations. . . .14

      Item 3.  Quantitative and Qualitative Disclosure
                    about Market Risk. . . . . . . . . . . . . . . . . .22


PART II   OTHER INFORMATION

      Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .23

      Item 5.  Other Events . . . . . . . . . . . . . . . . . . . . . .23

      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .24

             PERMA-FIX ENVIRONMENTAL SERVICES, INC.
               CONSOLIDATED FINANCIAL STATEMENTS


                         PART I, ITEM 1


  The consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

  The results of operations for the three months ended March 31, 2000, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2000.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                                        March 31,
                                                          2000        December 31,
(Amounts in Thousands, Except for Share Amounts)       (Unaudited)        1999
_________________________________________________________________________________
ASSETS
Current assets:
   Cash and cash equivalents                            $     679       $     771
   Restricted cash equivalents and investments                 22              73
   Accounts receivable, net of allowance for doubtful
     accounts of $945 and $952, respectively               13,057          13,027
   Inventories                                                223             229
   Prepaid expenses                                         1,611             486
   Other receivables                                          161              62
   Assets of discontinued operations                          320             377
                                                          _______        ________
       Total current assets                                16,073          15,025

Property and equipment:
   Buildings and land                                      12,557          12,555
   Equipment                                               13,827          13,682
   Vehicles                                                 2,309           2,274
   Leasehold improvements                                      16              16
   Office furniture and equipment                           1,278           1,223
   Construction in progress                                 1,698           1,210
                                                      ___________      __________
                                                           31,685          30,960
   Less accumulated depreciation                           (8,336)         (7,690)
                                                      ___________      __________
   Net property and equipment                              23,349          23,270

Intangibles and other assets:
  Permits, net of accumulated amortization of $1,634
    and $1,504, respectively                                8,416           8,544
  Goodwill, net of accumulated amortization of $1,087
    and $1,009, respectively                                7,076           7,154
  Other assets                                                637             651
                                                      ___________       _________
      Total assets                                  $      55,551     $    54,644
                                                      ===========       =========













                The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                       March 31,
                                                         2000         December 31,
(Amounts in Thousands, Except for Share Amounts)      (Unaudited)         1999
_________________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $     6,697     $     7,587
   Accrued expenses                                          7,028           5,885
   Revolving loan and term note facility                       938             938
   Current portion of long-term debt                         1,488           1,427
   Current liabilities of discontinued operations              413             588
                                                       ___________      __________
        Total current liabilities                           16,564          16,425

Environmental accruals                                       3,800           3,847
Accrued closure costs                                          967             962
Long-term debt, less current portion                        13,349          12,937
Long term liabilities of discontinued operations               654             654
                                                       ___________       _________
         Total long-term liabilities                        18,770          18,400
                                                       ___________       _________
         Total Liabilities                                  35,334          34,825

Commitments and contingencies (see Note 6)                       -               -

Stockholders' equity:
    Preferred Stock, $.001 par value; 2,000,000 shares
       authorized, 4,187 and 4,537 shares issued and
       outstanding, respectively                                 -               -
    Common Stock, $.001 par value; 50,000,000 shares
       authorized, 22,697,172 and 21,501,776 shares
       issued, including 988,000 shares held as
       treasury stock                                           23              21
    Additional paid-in capital                              43,254          42,367
    Accumulated deficit                                    (21,198)        (20,707)
                                                         _________       _________
                                                            22,079          21,681
    Less Common Stock in treasury at cost; 988,000
      shares issued and outstanding                         (1,862)         (1,862)
                                                         _________       _________
           Total stockholders' equity                       20,217          19,819
                                                         _________       _________
           Total liabilities and stockholders' equity    $  55,551      $   54,644
                                                         =========       =========









                The accompanying notes are an integral part
                 of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                      Three Months Ended
                                                           March 31,
(Amounts in Thousands,                             ________________________
Except for Share Amounts)                            2000             1999
_____________________________________________________________________________
Net revenues                                      $ 13,589          $  7,812
Cost of goods sold                                   9,542             5,290
                                                  ________          ________
          Gross profit                               4,047             2,522

Selling, general and administrative expenses         3,253             1,838
Depreciation and amortization                          862               519
                                                  ________          ________
          Income (loss) from operations                (68)              165

Other income (expense):
   Interest income                                      11                 7
   Interest expense                                   (410)              (27)
   Other                                                30               (14)
                                                  _________        _________
          Net income (loss)                           (437)              131

Preferred Stock dividends                              (54)             (117)
                                                  _________        _________
      Net income (loss) applicable to
          Common Stock                           $    (491)        $      14
                                                  ========          ========

      __________________________________________________________________

Basic net income (loss) per common share:        $    (.02)        $       -
                                                  ========          =========
Diluted net income (loss) per common share       $    (.02)        $       -
                                                  ========          =========
Weighted average number of shares and
  potential common shares used in computing
  net income (loss) per share:

         Basic                                      20,849             12,372
                                                  ========            =======
         Diluted                                    20,849             25,247
                                                  ========            =======











                    The accompanying notes are an integral part of these consolidated financial statements.


PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                            Three Months Ended
                                                                 March 31,
(Amounts in Thousands,                                 _________________________
Except for Share Amounts)                                  2000            1999
________________________________________________________________________________
Cash flows from operating activities:
   Net income (loss) from continuing operations         $  (437)         $   131
   Adjustments to reconcile net income (loss) to
     cash provided by continuing operations:
        Depreciation and amortization                       862              519
        Provision for bad debt and other reserves            11                4
        Gain on sale of plant, property and equipment       (10)              (2)
   Changes in assets and liabilities:
        Accounts receivable                                 (41)            (101)
        Prepaid expenses, inventories and other assets     (216)             (82)
        Accounts payable and accrued expenses              (715)            (156)
                                                         _______          _______
Net cash provided by (used in) continuing operations       (546)             313
                                                         _______          _______

Net cash used in discontinued operations                  (157)             (276)
                                                         _______          _______
Cash flows from investing activities:
   Purchases of property and equipment                     (570)            (374)
   Proceeds from sale of plant, property and equipment       65                5
   Change in restricted cash, net                            46               (5)
   Net cash used by discontinued operations                   -              (40)
                                                         ______            ______
Net cash used in investing activities                      (459)            (414)
                                                         ______            ______

Cash flows from financing activities:
   Net Borrowings (Repayments) of revolving loan &
      term note facility                                    600             (263)
   Principal repayments on long-term debt                  (345)             (70)
   Proceeds from issuance of stock                          776               43
   Net cash used by discontinued operations                  (3)             (15)
                                                        _______           _______
Net cash provided by (used in) financing activitie         1028             (305)
                                                        _______           _______

Decrease in cash and cash equivalents                     (134)             (682)

Cash and cash equivalents at beginning of period,
   including discontinued operations of $45, and
   $0, respectively                                         816              776
                                                       ________           _______
Cash and cash equivalents at end of period,
   including discontinued operations of $3,
   and $10, respectively                              $     682          $    94
                                                      =========          ========
__________________________________________________________________________________

Supplemental disclosure:
   Interest paid                                      $     417          $   215
Non-cash investing and financing activities:
   Issuance of Common Stock for services                     49               12
   Issuance of stock for payment of dividends               112              115
   Long-term debt incurred for purchase of
     property and equipment                                 216               89



                  The accompanying notes are an integral part
                   of these consolidated financial statements.




PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, for the three months ended March 31, 2000)

                                                                                                            Common
                                                                             Additional                     Stock
(Amounts in Thousands               Preferred Stock       Common Stock         Paid-In     Accumulated     Held in
___________________________________________________________________________________________________________________
Except for Share Amounts)          Shares     Amount     Shares     Amount     Capital       Deficit       Treasury
Balance at December 31, 1999       4,537      $    -   21,501,776   $   21    $ 42,367     $(20,707)      $ (1,862)

Net loss                               -           -            -        -           -         (437)             -
Preferred Stock dividend               -           -            -        -           -          (54)             -
Issuance of Common Stock for
   Preferred Stock dividend            -           -       97,841        -         112            -              -
Conversion of Preferred Stock
   to Common                        (350)          -      322,351        1           -            -              -
Issuance of stock under
   Employee Stock Purchase Plan        -           -       48,204        -          49            -              -
Exercise of warrants                   -           -      727,000        1         726            -              -
                                  ______      ______   __________     _____    _______       _______       _______
Balance at March 31, 2000          4,187     $     -   22,697,172    $  23    $ 43,254      $(21,198)     $ (1,862)
                                  ======      ======   ==========     =====    =======       =======       =======






























               The accompanying notes are an integral part of these consolidated financial statements.

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 2000
                           (Unaudited)


     Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 1999.

1.   Summary of Significant Accounting Policies
     __________________________________________
     Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

2.  Earnings Per Share
    __________________
    Basic EPS is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS includes the dilutive effect of potential common shares. Diluted loss per share for the three months ended March 31, 2000, does not include potential common shares as their effect would be anti-dilutive.

    The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three months ended March 31, 2000 and 1999:

                                                   Three Months Ended
                                                        March 31,
(Amounts in Thousands                             _____________________
Except for Share Amounts)                            2000        1999
________________________________________________________________________
Net income (loss) applicable to
        Common Stock - basic                      $  (491)      $    14
Effect of dilutive securities -
        Preferred Stock dividends                       -            117
                                                  _______       ________
Net income (loss) applicable to
        Common Stock - diluted                    $  (491)      $    131
                                                  ========      ========

Basic net income (loss) per share                 $  (.02)      $      -
                                                   =======       =======

Diluted net income (loss) per share               $  (.02)      $      -
                                                  ========       ========

Weighted average shares outstanding-basic          20,849         12,372
Potential shares exercisable under stock
        option plans                                    -             171
Potential shares upon exercise of
        warrants                                        -              63
Potential shares upon conversion of
        Preferred Stock                                 -          12,641
                                                  _______       _________

Weighted average shares outstanding-diluted        20,849          25,247
                                                  =======       =========

     The above reconciliation for the three months ended March 31, 2000, excludes 1,302,949 options, 4,839,963 warrants and 2,880,147 potential shares upon conversion of Preferred Stock since their effect would be anti-dilutive.

3.  Discontinued Operations
    _______________________

    On January 27, 1997, an explosion and resulting tank fire occurred at the Perma-Fix of Memphis, Inc. ("PFM") facility, a hazardous waste storage,processing and blending facility, which resulted in damage to certain hazardous waste storage tanks located on the facility and caused certain limitedcontamination at the facility. As a result of the significant disruption and the cost to rebuild and operate this segment, the Company made a strategic decision, in February 1998, to discontinue its fuel blending operations at PFM.The fuel blending operations represented the principal line of business for PFM prior to this event, which included a separate class of customers, and its discontinuance has required PFM to attempt to develop new markets and customers, through the utilization of the facility as a storage facility under its RCRA permit and as a transfer facility.

  The accrued environmental and closure costs related to PFM total $1,008,000 as of March 31, 2000, a decrease of $166,000 from the December 31, 1999, accrual balance. This reduction was principally a result of the specific costs related to general closure and remedial activities, including groundwater remediation, and agency and investigative activities, ($101,000), and the general operating losses, including indirect labor, materials and supplies, incurred in conjunction with the above actions ($65,000). The general operating losses do not reflect management fees charged by the corporation. The remaining environmental and closure liability represents the best estimate of the cost to complete the groundwater remediation at the site of approximately $633,000, the costs to complete the facility closure activities over the next five (5) year period (including agency and investigative activities, and future operating losses during such closure period) totaling approximately $338,000, and the potential PRP liability of $37,000.

4.  Proposed Acquisition
    ____________________

    The Company has entered into a stock purchase agreement dated
May 16, 2000, to purchase Diversified Scientific Systems, Inc.
("DSSI") from Waste Management, Inc.("Seller"), subject to certain conditions being met. Under the terms of the agreement, upon completion of the purchase of DSSI, the Company is to pay the Seller $8.5 million, subject to the purchase price being increased or decreased under certain conditions, with $5 million payable in cash at closing and the balance evidenced by a promissory note (the "Note"). The
Note is to be for a term of five years, will bear an annual rate of interest of 7%, with accrued interest payable annually and the principal amount payable in one lump sum at the end of the five-year term. DSSI's facility, located in Kingston, Tennessee, is permitted to transport, store and treat hazardous waste and mixed waste (waste containing both low level radioactive and hazardous waste) and to dispose of or recycle mixed waste in DSSI's incinerator located at DSSI's facility.

  In order to assist the Company in raising the funds to fund the cash portion of the purchase price and to assist the Company in providing additional liquidity, the Company has retained Ryan, Beck & Co. and Larkspur Capital Corporation (collectively, the "Agents") as financial advisors to the Company, and has granted the Agents or their permitted designees a five-year warrant to purchase up to 150,000 shares of the Company's Common Stock ("Retainer Warrants"). If the Company is successful in finalizing the private placement as discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operation Liquidity" prior to termination of the agreement with the Agents or within twelve months following termination of the agreement with the Agents and the placement involves a party contacted by the Agents prior to the termination, the Company has agreed to pay the Agents certain cash fees and certain additional warrants.

5.  Long-term Debt
    ______________

    Long-term debt consists of the following at March 31, 2000, and December 31, 1999 (in thousands):

                                                                 March 31,
                                                                   2000           December 31,
                                                                (Unaudited)          1999
                                                                ___________       ____________
Revolving loan facility dated January 15, 1998, as amended
  May 27, 1999, borrowings based upon by eligible accounts
  receivable, subject to monthly borrowing base calculation, variable interest paid monthly at prime rate plus 1 3/4
 (10.50% at March 31, 2000).                                    $     6,726       $     5,891

Term loan agreement dated January 15, 1998, as amended
  May 27, 1999, payable in monthly principal installments
  of $78, balance due in June 2002, variable interest
  paid monthly at prime rate plus 1 3/4 (10.50% at
  March 31, 2000).                                                     2,969            3,203

Three promissory notes dated May 27, 1999, payable in
  equal monthly installments of principal and interest of $90 over 60 months, due June 2004, interest at 5.5% for first
  three years and 7% for remaining two years.                          4,070            4,283
Various capital lease and promissory note obligations, payable
  2000 to 2005, interest at rates ranging from 7.5% to 13.0%.          2,010            1,925
                                                                  __________      ___________
                                                                      15,775           15,302
Less current portion of revolving loan and term note facility            938              938
Less current portion of long-term debt                                 1,488            1,427
                                                                  __________      ___________
                                                                  $   13,349      $    12,937
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

  In connection with the acquisition of Chemical Conservation Corporation (CCC), Chemical Conservation of Georgia, Inc. (CCG) and Chem-Met Services, Inc. (CM) on May 27, 1999, Congress, the Company, and the Company's subsidiaries, including CCC, CCG and CM entered into an Amendment and Joinder to Loan and Security Agreement (the "Loan Amendment") dated May 27, 1999, pursuant to which the Loan and Security Agreement ("Original Loan Agreement") among Congress, the Company and the Company's subsidiaries were amended to provide, among other things, (i) the credit line being increased from $7,000,000 to $11,000,000, with the revolving line of credit portion being determined as the maximum credit of $11,000,000, less the term loan balance, with the exact amount that can be borrowed under the revolving line of credit not to exceed eighty percent (80%) of the Net Amount of Eligible Accounts (as defined in the Original Loan Agreement) less certain reserves; (ii) the term loan portion of the Original Loan Agreement being increased from its current balance of approximately $1,600,000 to $3,750,000 and it shall be subject to a four-year amortization schedule payable over three years at an interest rate of 1.75% over prime; (iii) the term of the Original Loan Agreement, as amended, was extended for three years from the date of the acquisition, subject to earlier termination pursuant to the terms of the Original Loan Agreement, as amended; (iv) CCC, CCG and CM being added as co-borrowers under the Original Loan Agreement, as amended; (v) the interest rate on the revolving line of credit will continue at 1.75% over prime, with a rate adjustment to 1.5% if net income applicable to Common Stock of the Company is equal to or greater than $1,500,000 for fiscal year ended December 31, 2000; (vi) the monthly service fee shall increase from $1,700 to $2,000; (vii) government receivables will be limited to 20% of eligible accounts receivable; and (viii) certain obligations of CM shall be paid at closing of the acquisition of CCC, CCG and CM. The Loan Amendment became effective on June 1, 1999, when the Stock Purchase Agreements were consummated. Payments under the term loan commenced on June 1, 1999, with monthly principal payments of approximately $78,000 and a final balloon payment in the amount of $938,000 on June 1, 2002. The Company incurred approximately $40,000 in additional financing fees relating to the closing of this amendment, which is being amortized over the remaining term of the agreement. The interest rate on the revolving loan and term loan was 10.50% at March 31, 2000.

  Under the terms of the Original Loan Agreement, as amended, the Company has agreed to maintain an Adjusted Net Worth (as defined in the Original Loan Agreement) of not less than $3,000,000 throughout the term of the Original Loan Agreement, which was amended, pursuant to the above noted acquisition. The adjusted net worth covenant requirement ranges from a low of $1,200,000 at June 1, 1999, to a high of $3,000,000 from July 1, 2000, through the remaining term of the Loan Agreement. The covenant requirement at March 31,2000, was $2,000,000, which the Company was in compliance with. The Company has agreed that it will not pay any dividends on any shares of capital stock of the Company, except that dividends may be paid on the Company's shares of Preferred Stock outstanding as of the date of the Loan Amendment (collectively, "Excepted Preferred Stock") under the terms of the applicable Excepted Preferred Stock and if and when declared by the Board of Directors of the Company pursuant to Delaware General Corporation Law. As security for the payment and performance of the Original Loan Agreement, as amended, the Company and its subsidiaries (including CCC, CCG and CM) have granted a first security interest in all accounts receivable, inventory, general intangibles, equipment and certain of their other assets, as well as the mortgage on two facilities owned by subsidiaries of the Company, except for certain real property owned by CM, for which a first security interest is held by the TPS Trust and the ALS Trust as security for CM's non-recourse guaranty of the payment of the Promissory Notes. All other terms and conditions of the original loan remain unchanged.

  As of March 31, 2000, borrowings under the revolving loan agreement were approximately $6,726,000, an increase of $835,000 over the December 31, 1999, balance of $5,891,000. The balance under the term loan at March 31, 2000, was $2,969,000, a decrease of $234,000 from the December 31, 1999, balance of $3,203,000.

As of March 31, 2000, the Company's borrowing availability under the Congress credit facility, based on its then outstanding eligible accounts receivable, was approximately $1,627,000.

  Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of CCC, CCG and CM, a portion of the consideration was paid in the form of the Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of CCC, CCG and CM. The Promissory Notes are paid in equal monthly installments of principal and interest of approxi-mately $90,000 over five years with the first installment due on July 1, 1999, and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $4,070,000 at March 31, 2000, of which $881,000 is in the current portion. Payments of such Promissory Notes are guaranteed by CM under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by CM.

  As further discussed in Note 3, the long-term debt, other than revolving and term loan debt, associated with the discontinued PFM operation is excluded from the above and is recorded in the Liabilities of Discontinued Operations total. The PFM debt obligations total $1,000, all of which is current.

6.  Commitments and Contingencies
    _____________________________
Hazardous Waste
  In connection with our waste management services, we handle both hazardous and non-hazardous waste which we transport to our own or other facilities for destruction or disposal. As a result of disposing of hazardous substances, in the event any cleanup is required, we could be a potentially responsible party for the costs of the cleanup notwithstanding any absence of fault on our part.

Legal
  In the normal course of conducting our business, we are involved in various litigation. There has been no material change in legal proceedings from those disclosed previously in the Company's Form 10-K for year ended December 31, 1999. We are not a party to any litigation or governmental proceeding which our management believes could result in any judgements or fines against us that would have a material adverse affect on the Company's financial position, liquidity or results of operations.

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

7.  Business Segment Information
    ____________________________

  Pursuant to FAS 131, we define an operating segment as:
      * A business activity from which we may earn revenue and incur expenses;
      * Whose operating results are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and
      *  For which discrete financial information is available.

  We have eleven operating segments which are defined as each separate facility or location that we operate. We clearly view each facility as a separate segment and make decisions based on the activity and profitability of that particular location.
These segments however, exclude the Corporate headquarters which does not generate revenue and Perma-Fix of Memphis, Inc. which is reported elsewhere as a discontinued operation. See Note 3 regarding discontinued operations.

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

  Our reportable segments are defined as follows:

  The Waste Management Services segment, which provides on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial and commercial, mixed waste, radioactive waste, and wastewater through our seven TSD facilities; Perma-Fix Treatment Services, Inc., Perma-Fix of Dayton, Inc., Perma-Fix of Ft. Lauderdale, Inc., Perma-Fix of Florida, Inc., Chemical Conservation Corporation, Chemical Conservation of Georgia, Inc., and Chem-Met Services, Inc. We provide through Perma-Fix Inc. and Perma-Fix of New Mexico, Inc. on-site waste treatment services to convert certain types of characteristic hazardous and mixed wastes into non-hazardous waste and various waste management services to certain governmental agencies through Chem-Met Government Services.

  The Consulting Engineering Services segment provides environmental engineering and regulatory compliance services through Schreiber, Yonley & Associates, Inc. which includes oversight management of environmental restoration projects, air and soil sampling and compliance and training activities, as well as engineering support as needed by our other segment. During 1999, the business and operations of Mintech, Inc., our second engineering company, located in Tulsa, Oklahoma, was merged into and consolidated with the SY&A operations.

  The table below shows certain financial information by business segment for the quarter ended March 31, 2000 and quarter ended
March 31, 1999 and excludes the results of operations of the discontinued operations.

Segment Reporting 03/31/00
                                     Waste                       Segments                                  Consolidated
                                   Services      Engineering       Total         Corp(2)    Memphis(3)         Total
                                   ________      ___________     ________      ________     __________      ___________
Revenue from external customers   $ 12,622      $        967     $ 13,589      $      -     $        -        $ 13,589
Intercompany revenues                1,127                51        1,178             -              -           1,178
Interest income                          7                 -            7             4              -              11
Interest expense                       326                13          339            71              -             410
Depreciation and amortization          825                20          845            17              -             862
Segment profit (loss)                  (36)              124           88          (579)             -            (491)
Segment assets(1)                   50,638             2,633       53,271         1,960            320          55,551
Expenditures for segment assets        741                12          753            33              -             786

Segment Reporting 03/31/99
                                    Waste                         Segments                                 Consolidated
                                  Services      Engineering         Total        Corp(2)     Memphis(3)       Total
                                  ________      ___________       ________      _______     __________     ____________
Revenue from external customers   $  6,601      $     1,211       $  7,812      $     -     $        -       $   7,812
Intercompany revenues                   93               93            186            -              -             186
Interest income                          5                -              5            2              -               7
Interest expense                        41               20             61          (34)             -              27
Depreciation and amortization          494               20            514            5              -             519
Segment profit (loss)                  270               77            347         (333)             -              14
Segment assets(1)                   24,725            2,432         27,157        1,310            456          28,923
Expenditures for segment assets        445               13            458            5              -             463

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

             PERMA-FIX ENVIRONMENTAL SERVICES, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          PART I, ITEM 2

Forward-looking Statements
  Certain statements contained with this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things, (i) ability or inability to continue and improve operations and remain profitable on an annualized basis, (ii) the Company's ability to develop or adopt new and existing technologies in the conduct of its operations,
(iii) anticipated financial performance, (iv) ability to comply with the Company's general working capital requirements, (v) ability to retain or receive certain permits or patents, (vi) ability to be able to continue to borrow under the Company's revolving line of credit, (vii) ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and the Company's facilities in Memphis, Tennessee; Valdosta, Georgia and Detroit Michigan, (viii) ability to remediate certain contaminated sites for projected amounts, (ix) completion of the acquisition of DSSI, (x) ability to obtain new sources of financing, and (xi) all other statements which are not statements of historical fact. While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) general economic conditions, (ii) material reduction in revenues, (iii) inability to collect in a timely manner a material amount of receivables,
(iv) increased competitive pressures, (v) the ability to maintain and obtain required permits and approvals to conduct operations,
(vi) the ability to develop new and existing technologies in the conduct of operations, (vii) inability of the "New Process" (as defined) to perform as anticipated or to develop such for commercial, (viii) ability to receive or retain certain required permits, (ix) discovery of additional contamination or expanded Contamination at a certain Dayton, Ohio, property formerly leased by the Company or the Company's facilities at Memphis, Tennessee; Valdosta, Georgia and Detroit Michigan, which would result in a material increase in remediation expenditures, (x) determination that PFM is the source of chlorinated compounds at the Allen Well Field, (xi) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, (xii) potential increases in equipment, maintenance, operating or labor costs, (xiii) management retention and development, (xiv) the requirement to use internally generated funds for purposes not presently anticipated, (xv) inability to become profitable, (xvi) the inability to secure additional liquidity in the form of additional equity or debt, (xvii) the commercial viability of our on-site treatment process, (xviii) the inability of the Company to obtain under certain circumstances shareholder approval of the transaction in which the Series 10 Preferred and certain warrants were issued, (xix) the inability of the Company to maintain the listing of its Common Stock on the NASDAQ, (xx) the determination that CM or CCC was responsible for a material amount of remediation at certain Superfund sites, and (xxi) inability to finalize the acquisition of DSSI. The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations

  The table below should be used when reviewing management's discussion and analysis for the three months ended March 31, 2000 and 1999:



Consolidated (amounts in thousands)
___________________________________

                                    2000         %         1999          %
                                  ________     ______    ________      ______

Net Revenues                      $13,589      100.0     $ 7,812       100.0
Cost of Goods Sold                  9,542       70.2       5,290        67.7
                                  _______      _____     _______       _____
   Gross Profit                     4,047       29.8       2,522        32.3


Selling, General & Administrative   3,253       23.9       1,838        23.6
Depreciation/Amortization             862        6.3         519         6.6
                                  _______      _____     _______       _____
   (Income) Loss from operations  $   (68)       (.4)   $    165         2.1
                                  ========     =====     =======       =====
Interest Expense                  $  (410)      (3.0)   $    (27)        (.3)
Preferred Stock Dividend              (54)       (.4)       (117)       (1.5)

Summary - Quarter Ended March 31, 2000 and 1999
_______________________________________________
  We provide services through two reportable operating segments. The Waste Management Services segment is engaged in on-and off-site treatment, storage, disposal and processing of a wide variety of by-products and industrial, hazardous and mixed wastes. This segment competes for materials and services with numerous regional and national competitors to provide comprehensive and cost-effective Waste Management Services to a wide variety of customers in the Midwest, Southeast and Southwest regions of the country. We operate and maintain facilities and businesses in the waste by-product brokerage, on-site treatment and stabilization, and off-site blending, treatment and disposal industries. Our Consulting Engineering segment provides a wide variety of environmental related consulting and engineering services to industry and government. The Consulting Engineering segment provides oversight management of environmental restoration projects, air and soil sampling, compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities.

  Consolidated net revenues increased to $13,589,000 from $7,812,000 for the quarter ended March 31, 2000, as compared to the same quarter in 1999. This increase of $5,777,000 or 74.0% is principally attributable to the additional revenues resulting from the acquisition of Chemical Conservation Corporation (CCC), Chemical Conservation of Georgia, Inc. (CCG) and Chem-Met Services, Inc. (CM), effective June 1, 1999, which in the aggregate contributed approximately $6,746,000 to this increase. Partially offsetting this increase, were decreases within the Waste Management Services segment totaling approximately $410,000, principally from the Perma-Fix of Dayton wastewater facility, and decreases within the Consulting Engineering segment totaling approximately $559,000, principally from the Mintech, Inc. engineering company whose operations were reduced and merged with Schreiber, Yonley & Associates, Inc. during the second half of 1999. These reduced revenues are also a result of the seasonal decrease in market demand, which typically occurs during the first quarter of each year and appeared more dramatic in 2000.

  Cost of goods sold for the Company increased $4,252,000 or 80.4% for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999. This consolidated increase in cost of goods sold reflect principally the increased operating, disposal and transportation costs, corresponding to the increased revenues from the acquisition of CCC, CCG and CM, as discussed above, which totaled $4,703,000. Increased operating costs were also recognized across most of the Waste Management Services facilities, as we increase certain fixed costs and began preparation for the processing of new wastewater streams at several facilities and the expanded mixed waste processing capabilities at the Gainesville, Florida, mixed waste facility. The resulting gross profit for the quarter ended March 31, 2000, increased $1,525,000 to $4,047,000, which as a percentage of revenue is 29.8%, reflecting a decrease over the corresponding quarter in 1999 percentage of revenue of 32.3%. This decrease in gross profit as a percentage of revenue was principally recognized throughout the Waste Management Services segment which experienced a decrease from 33.1% in 1999 to 29.4% in 2000 reflecting the expansion and startup activities discussed above. Offsetting this however was an increase in the Consulting Engineering segment from 28.8% in 1999 to 35.1% in 2000, reflecting the benefits from the restructuring and consolidation of our engineering businesses, as discussed above.

  Selling, general and administrative expenses increased $1,415,000 or 77.0% for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999. As a percentage of revenue, selling, general and administrative expense increased to 23.9% for the quarter ended March 31, 2000, compared to 23.6% for the same period in 1999. The increase reflects the expenses directly related to CCC, CCG and CM as acquired effective June 1, 1999, which totals $1,300,000 and the increased expenses associated with our additional sales and marketing efforts as we continue to refocus the business segments into new environmental markets, such as nuclear and mixed waste, and the additional administrative overhead associated with our research and development efforts. We have expensed in the current period all research and development costs associated with the development of various technologies and the increase administrative costs associated with the expansion of the Perma-Fix of Florida, Inc. ("PFF") mixed waste facility.

  Depreciation and amortization expense for the quarter ended March 31, 2000, reflects an increase of $343,000 as compared to the quarter ended March 31, 1999. This increase is attributable to a depreciation expense increase of $246,000 which is a result of the depreciation in 2000 from the CCC, CCG and CM facilities acquired effective June 1, 1999, totaling $194,000 and the additional depreciation related to the expanded facilities and an amortization expense increase of $97,000 for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999. This increase in amortization expense is a result of the goodwill and permit amortization from the CCC, CCG and CM facilities acquired in 1999.

  Interest expense increased $383,000 from the quarter ended March 31, 2000, as compared to the corresponding period of 1999, excluding discontinued operations. This increase principally reflects the acquisition of CCC, CCG and CM effective June 1, 1999. The existing debt assumed in conjunction with the acquisition, along with the three promissory notes, which comprised $4,700,000 of the purchase price, resulted in approximately $74,000 of additional interest expense. The remaining increase in interest expense is a result of the increased borrowing levels on the Congress Financial Corporation revolving and term loan incurred in conjunction with the above noted acquisition, which totaled approximately $297,000.

  Preferred Stock dividends decreased $63,000 during the quarter ended March 31, 2000 as compared to the corresponding period of 1999. This decrease is due to the conversion of $4,563,000 (4,563 preferred shares) of the Preferred Stock into Common Stock on April 20, 1999, the redemption of $750,000 (750 preferred shares) of the Preferred Stock on July 15, 1999, and the conversion of $350,000 (350 preferred shares) of the Preferred Stock into Common Stock throughout the first quarter of 2000.

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

Proposed Acquisition
  As provided in Note 4 to Notes to Consolidated Financial Statements, the Company has entered into a stock purchase agreement dated May 16, 2000, to purchase Diversified Scientific Systems, Inc. ("DSSI") from Waste Management, Inc. ("Seller"), subject to certain conditions being met. Under the terms of the agreement, upon completion of the purchase of DSSI, the Company is to pay the Seller $8.5 million, subject to the purchase price being increased or decreased under certain conditions, with $5 million payable in cash at closing and the balance evidenced by a promissory note to the Seller (the "Note"). The Note is to be for a term of five years, will bear an annual rate of interest of 7%, with the accrued interest payable annually and the principal amount payable in one lump sum payment at the end of the five-year term. The agreement also provides that if the acquisition is not completed within 90 days from May 16, 2000, or such longer period as is necessary to obtain approvals of applicable governmental authorities relating to the permits and licenses of DSSI necessary to consummate the transactions, the agreement may be terminated by either party, except under certain limited circumstances. See "Liquidity and Capital Resources of the Company" for a discussion as to the Company's proposal to fund the cash portion of the purchase price.

Liquidity and Capital Resources of the Company
  At March 31, 2000, the Company had cash and cash equivalents of $682,000, including $3,000 from discontinued operations. This cash and cash equivalents total reflects a decrease of $134,000 from December 31, 1999, as a result of net cash used in continuing operations of $546,000 (principally the reduction of accounts payable), cash used by discontinued operation of $157,000, cash used in investing activities of $459,000 (principally purchases of equipment, net totaling $570,000), offset by cash provided by financing activities of $1,028,000 (net borrowings of the revolving loan and term note facility, proceeds from the issuance of stock, partially offset by principal repayments of long-term debt). Accounts receivable, net of allowances for continuing operations, totaled $13,057,000, an increase of $30,000 over the December 31, 1999, balance of $13,027,000. The receivable balance remained flat during this first quarter of 2000, due in large part to the reduced revenue levels of this typical slow quarter, offset by Government Services contracting activities, which increased for the quarter and represents slower paying receivables.

  The Company, as parent and guarantor, and all direct and indirect subsidiaries of the Company are co-borrowers and cross-guarantors under a Loan and Security Agreement ("Agreement") with Congress as lender. The Agreement initially provided for a term loan in the amount of $2,500,000, which required principal repayments based on a four-year level principal amortization over a term of 36 months, with monthly principal payments of $52,000. Payments commenced on February 1, 1998, with a final balloon payment in the amount of approximately $573,000 due on January 14, 2001. The Agreement also provided for a revolving loan facility in the amount of $4,500,000. At any point in time the aggregate available borrowings under the facility are subject to the maximum credit availability as determined through a monthly borrowing base calculation, as updated for certain information on a weekly basis, equal to 80% of eligible accounts receivable accounts of the Company as defined in the Agreement. The termination date on the revolving loan facility was also the third anniversary of the closing date. The Company incurred approximately $230,000 in financing fees relative to the solicitation and closing of this original loan agreement (principally commitment, legal and closing fees) which are being amortized over the term of the Agreement.

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

  In connection with the acquisition of CCC, CCG and CM on May 27, 1999, Congress, the Company, and the Company's subsidiaries, including CCC, CCG and CM entered into an Amendment and Joinder to Loan and Security Agreement (the "Loan Amendment") dated May 27, 1999, pursuant to which the Loan and Security Agreement ("Original Loan Agreement") among Congress, the Company and the Company's subsidiaries was amended to provide, among other things, (i) the credit line being increased from $7,000,000 to $11,000,000, with the revolving line of credit portion being determined as the maximum credit of $11,000,000, less the term loan balance, with the exact amount that can be borrowed under the revolving line of credit not to exceed eighty percent (80%) of the Net Amount of Eligible Accounts (as defined in the Original Loan Agreement) less certain reserves; (ii) the term loan portion of the Original Loan Agreement being increased from its current balance of approximately $1,600,000 to $3,750,000 and it shall be subject to a four-year amortization schedule payable over three years at an interest rate of 1.75% over prime; (iii) the term of the Original Loan Agreement, as amended, was extended for three years from the date of the acquisition, subject to earlier termination pursuant to the terms of the Original Loan Agreement, as amended; (iv) CCC, CCG and CM being added as co-borrowers under the Original Loan Agreement, as amended; (v) the interest rate on the revolving line of credit will continue at 1.75% over prime, with a rate adjustment to 1.5% if net income applicable to Common Stock of the Company is equal to or greater than $1,500,000 for fiscal year ended December 31, 2000; (vi) the monthly service fee shall increase from $1,700 to $2,000; (vii) government receivables will be limited to 20% of eligible accounts receivable; and (viii) certain obligations of CM shall be paid at closing of the acquisition of CCC, CCG and CM. The Loan Amendment became effective on June 1, 1999, when the Stock Purchase Agreements were consummated. Payments under the term loan commenced on June 1, 1999, with monthly principal payments of approximately $78,000 and a final balloon payment in the amount of $938,000 on June 1, 2002. The Company incurred approximately $40,000 in additional financing fees relating to the closing of this amendment, which is being amortized over the remaining term of the agreement.

  Under the terms of the Original Loan Agreement, as amended, the Company has agreed to maintain an Adjusted Net Worth (as defined in the Original Loan Agreement) of not less than $3,000,000 throughout the term of the Original Loan Agreement, which was amended, pursuant to the above noted acquisition. The adjusted net worth covenant requirement ranges from a low of $1,200,000 at June 1, 1999, to a high of $3,000,000 from July 1, 2000, through the remaining term of the Loan Agreement. The covenant requirement at March 31, 2000, was $2,000,000, which the Company was in compliance with. The Company has agreed that it will not pay any dividends on any shares of capital stock of the Company, except that dividends may be paid on the Company's shares of Preferred Stock outstanding as of the date of the Loan Amendment (collectively, "Excepted Preferred Stock") under the terms of the applicable Excepted Preferred Stock, if and when declared by the Board of Directors of the Company pursuant to Delaware General Corporation Law. If dividends on the Excepted Preferred Stock are paid, the loan agreement provides that the Company must pay the dividends in shares of Common Stock and not in cash, unless prior consent is obtained. As security for the payment and performance of the Original Loan Agreement, as amended, the Company and its subsidiaries (including CCC, CCG and CM) have granted a first security interest in all accounts receivable, inventory, general intangibles, equipment and certain of their other assets, as well as the mortgage on two facilities owned by subsidiaries of the Company, except for certain real property owned by CM, for which a first security interest is held by the TPS Trust and the ALS Trust as security for CM's non-recourse guaranty of the payment of the Promissory Notes. All other terms and conditions of the original loan remain unchanged.

  As of March 31, 2000, borrowings under the revolving loan agreement were approximately $6,726,000, an increase of $835,000 over the December 31, 1999, balance of $5,891,000. The balance under the term loan at March 31, 2000, was $2,969,000, a decrease of $234,000 from the December 31, 1999, balance of $3,203,000.
As of March 31, 2000, the Company's borrowing availability under the Congress credit facility, based on its then outstanding eligible accounts receivable, was approximately $1,627,000.

  Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of CCC, CCG and CM, a portion of the consideration was paid in the form of the Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of CCC, CCG and CM. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years with the first installment due on July 1, 1999, and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $4,070,000 at March 31, 2000, of which $881,000 is in the current portion. Payments of such Promissory Notes are guaranteed by CM under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by CM.

  As of March 31, 2000, total consolidated accounts payable for continuing operations was $6,697,000, a decrease of $890,000 from the December 31, 1999, balance of $7,587,000. This decrease in accounts payable is partially reflective of the increased borrowing level under the revolving loan agreement, which funds were utilized to reduce certain payables.

  Our net purchases of new capital equipment for continuing operations for the three-month period ended March 31, 2000, totaled approximately $786,000. These expenditures were for expansion and improvements to the operations principally within the waste management industry segment. These capital expenditures were principally funded by the cash provided by continuing operations and $216,000 through various other lease financing sources. We have budgeted capital expenditures of approximately $4,000,000 for 2000, which includes completion of certain current projects, as well as other identified capital and permit compliance purchases. We anticipate funding these capital expenditures by a combination of lease financing with lenders other than the equipment financing arrangement discussed above, and/or internally generated funds.

  The working capital deficit position at March 31, 2000, was $491,000, as compared to a deficit position of $1,400,000 at December 31, 1999, which reflects an improvement in this position of $909,000 during the first quarter of 2000. The working capital deficit position is principally a result of the impact of the CCC, CCG and CM acquisition, effective June 1, 1999. The consideration was paid in the form of cash, debt and equity, with the cash portion being $1,000,000, funded out of current working capital and the debt portion being $4,700,000 in the form of three promissory notes, paid over five years. The Congress term loan was also increased by $2,083,000 pursuant to this acquisition, which resulted in an increase in the current portion of the term loan debt. We also assumed certain other liabilities pursuant to this acquisition, including the accrued environmental liability related to the CM facility in Detroit, Michigan, and the CCG Facility in Valdosta, Georgia, both of which are long term remedial projects, with increased spending in this first year. These two remedial projects contributed $1,007,000 to this working capital deficit. Additionally, we continue to invest current cash proceeds into the long term capital improvements of our operating facilities as discussed above. However, we were able to improve on this working capital position during the first quarter, principally from cash flow from operations, borrowings on the revolving loan and proceeds from the issuance of stock.

  During January 1998, PFM was notified by the EPA that it believed that PFM was a PRP regarding the remediation of a site owned and operated by W.R. Drum, Inc. ("WR Drum") in Memphis, Tennessee (the "Drum Site"). During the third quarter of 1998, the government agreed to PFM's offer to pay $225,000 ($150,000 payable at closing and the balance payable over a twelve-month period) to settle any potential liability regarding this Drum Site. During January 1999, the Company executed a "Partial Consent Decree" pursuant to this settlement, and paid the initial settlement payment amount of $150,000 in October 1999 and an installment of $37,000 in March 2000. The remaining amount of $38,000 is to be paid on September 15, 2000.

  The accrued dividends on the outstanding Preferred Stock for the period July 1, 1999, through December 31, 1999, in the amount of approximately $109,000 were paid in February 2000, in the form of 95,582 shares of Common Stock of the Company. The dividends for the period January 1, 2000, through March 31, 2000, total $54,000, of which $3,000 was paid in conjunction with the first quarter 2000 conversions and $51,000 will be paid in July 2000, in the form of Common Stock, or if approved by the lender, at the Company's option, in the form of cash.

  In order to fund the cash portion of the purchase price relating to the proposed acquisition of DSSI, as discussed above, and to provide the Company additional liquidity to fund other capital expenditures and the continuing growth of the Company, the Company has retained Ryan, Beck & Co. and Larkspur Capital Corporation (collectively, the "Agents") as its financial advisors in the private placement of new debt and possible equity. There are no assurances that the Company will be successful in arranging lenders to participate in the private placement, or if participants are available, that the private placement can be completed on terms satisfactory to the Company.

  In connection with the retention of the Agents as financial advisors to the Company, the Company has granted the Agents or their permitted designees a five-year warrant to purchase up to 150,000 shares of the Company's Common Stock ("Retainer Warrants"). If the Company is successful in finalizing the private placement prior to termination of the agreement with the Agents or within twelve months following termination of the agreement with the Agents and the placement involves a party contacted by the Agents prior to the termination, the Company has agreed to pay the Agents certain cash fees and additional warrants.

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

  In addition to budgeted capital expenditures of $4,000,000 for 2000 at the TSD facilities, which are necessary to maintain permit compliance and improve operations, as discussed above in this Management's Discussion and Analysis, we have also budgeted for 2000 an additional $1,656,000 in environmental expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at four locations. The four locations where these expenditures will be made are a parcel of property leased by a predecessor to PFD in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, CCG's facility in Valdosta Georgia and CM's facility in Detroit, Michigan. We have estimated the expenditures for 2000 to be approximately $254,000 at the EPS site, $265,000 at the PFM location, $499,000 at the CCG site and $638,000 at the CM site, of which $83,000, $63,000, $23,000 and $127,000 were spent during the first quarter of 2000, respectively. Additional funds will be required for the next five to ten years to properly investigate and remediate these sites. We expect to fund these expenses to remediate these four sites from funds generated internally, however, no assurances can be made that we will be able to do so.

Year 2000 Issues
  The Year 2000 problem arises because many computer systems were designed to identify a year using only two digits, instead of four digits, in order to conserve memory and other resources.
For instance, "1999" would be held in the memory of a computer as "99."

  When the year changes from 1999 to 2000, a two-digit system would read the year as changing from "99" to "00." For a variety of reasons, many computer systems are not designed to make such a date change or are not designed to "understand" or react appropriately to such a date change. Therefore, after the date changes to the year 2000, many computer systems could completely stop working or could perform in an improper and unpredictable manner.

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

             PERMA-FIX ENVIRONMENTAL SERVICES, INC.
   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                         PART I, ITEM 3

  The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on the Company's variable rate loan arrangements with Congress, as described under Note 5 to Notes to Consolidated Financial Statements. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

             PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                   PART II - Other Information

Item 1.  Legal Proceedings
         _________________

  There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the year ended December 31, 1999, which Item 3 is incorporated herein by reference.

Item 5.  Other Information
         _________________

  The Company has entered into a stock purchase agreement dated
May 16, 2000, to purchase Diversified Scientific Systems, Inc.
("DSSI") from Waste Management, Inc. ("Seller"), subject to certain conditions being met. Under the terms of the agreement, upon completion of the purchase of DSSI, the Company is to pay the Seller $8.5 million, subject to the purchase price being increased or decreased under certain conditions, with $5 million payable in cash at closing and the balance evidenced by a promissory note (the "Note"). The
Note is to be for a term of five years, will bear an annual rate of interest of 7%, with accrued interest payable annually and the principal amount payable in one lump sum at the end of the five-year term. DSSI's facility, located in Kingston, Tennessee, is permitted to transport, store and treat hazardous waste and mixed waste (waste containing both low level radioactive and hazardous waste) and to dispose of or recycle mixed waste in DSSI's incinerator located at DSSI's facility. The agreement provides that if the acquisition by the Company of DSSI is not completed within 90 days from May 16, 2000, or such longer period as is necessary to obtain approvals of applicable governmental authorities relating to the permits and licenses of DSSI necessary to consummate the transaction, either party may terminate the agreement, except under limited circumstances. See
Note 4 to Notes to Consolidated Financial Statements and the
"Management's Discussion and Analysis of Financial Condition and
Results of Operations--Proposed Acquisition" and "-Liquidity and
Capital Resources of the Company."

  In connection with the retention of Ryan, Beck & Co. and Larkspur Capital Corporation (collectively, the "Agents") as financial advisors to the Company, the Company has granted the Agents or their permitted designees a five-year warrant to purchase up to 150,000 shares of the Company's Common Stock ("Retainer Warrants"). If the Company is successful in finalizing the private placement as discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity" prior to termination of the agreement with the Agents or within twelve months following termination of the agreement with the Agents and the placement involves a party contacted by the Agents prior to the termination, the Company has agreed to pay the Agents certain cash fees and certain additional warrants.

Item 6.  Exhibits and Reports on Form 8-K
         ________________________________

   (a)   Exhibits
         ________

         2.1 Stock Purchase Agreement, dated May 16, 2000, between the Company and Waste Management, Inc. regarding the purchase of DSSI. Schedules and exhibits attached thereto are omitted, but such will be provided to the Commission upon request.

         10.1  Form of Warrant Agreement between the Company,
               Ryan, Beck & Co., Inc. and Larkspur Capital
               Corporation.

         27    Financial Data Schedule

   (b)   Reports on Form 8-K
         ___________________

          No report on Form 8-K was filed by the Company during the first quarter of 2000.

                            SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                          PERMA-FIX ENVIRONMENTAL SERVICES, INC.




Date:  May 17, 2000       By: /s/ Louis F. Centofanti
                             ___________________________________
                             Dr. Louis F. Centofanti
                             Chairman of the Board
                             Chief Executive Officer



                          By: /s/ Richard T. Kelecy
                             ___________________________________
                              Richard T. Kelecy
                              Chief Financial Officer

                        EXHIBIT INDEX
                        _____________


Exhibit                                             Sequential
  No.                    Description                 Page No.
_______                  ___________                __________

   2.1    Stock Purchase Agreement, dated May 16,
          2000, between the Company and Waste
          Management, Inc. regarding the purchase
          of DSSI.  Schedules and exhibits attached
          thereto are omitted, but such will be
          provided to the Commission upon request.       27

  10.1    Warrant Agreement, between the Company,
          Ryan, Beck & Co., Inc. and Larkspur Capital
          Corporation.                                   60

  27      Financial Data Schedule.                       69