Form 10-Q
period 2000-06-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2000-08-21
CIK 891532

==============================================================================

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                       ____________________

                            Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended    June 30, 2000
                                     _____________________
                                or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from ______________ to _____________

                 Commission File No.    1-11596
                                     _____________

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
      (Exact name of registrant as specified in its charter)

         Delaware                                     58-1954497
(State or other jurisdiction              (IRS Employer Identification Number)
 of incorporation or organization)

1940 N.W. 67th Place, Gainesville, FL                    32653
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


                Class                          Outstanding at August 18, 2000
                ______                         ______________________________

     Common Stock, $.001 Par Value                         21,709,172
                                                  (excluding 988,000 shares
                                                   held as treasury stock)

==============================================================================

             PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                              INDEX


                                                                     Page No.
                                                                     ________
PART I  FINANCIAL INFORMATION
        Item 1.  Financial Statements

                Consolidated Balance Sheets - June 30, 2000
                   and December 31, 1999 . . . . . . . . . . . . . . . . 2

                Consolidated Statements of Operations -
                   Three and Six Months Ended June 30, 2000 and 1999 . . 4

                Consolidated Statements of Cash Flows -
                   Six Months Ended June 30, 2000 and 1999 . . . . . . . 5

                Consolidated Statements of Stockholder's Equity -
                   Six Months Ended June 30, 2000. . . . . . . . . . . . 6

                Notes to Consolidated Financial Statements . . . . . . . 7

       Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations. . . .15

       Item 3.  Quantitative and Qualitative Disclosures
                    about Market Risk. . . . . . . . . . . . . . . . . .25


PART II   OTHER INFORMATION

       Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .26

       Item 2.  Changes in Securities and Use of Proceeds. . . . . . . .26

       Item 5.  Other Information. . . . . . . . . . . . . . . . . . . .26

       Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .29

             PERMA-FIX ENVIRONMENTAL SERVICES, INC.
               CONSOLIDATED FINANCIAL STATEMENTS


                         PART I, ITEM 1


     The consolidated financial statements included herein have been prepared by the Company(which may be referred to as we, us or our), without an audit, pur-suant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial state-ments prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

     It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The results of operations for the six months ended June 30, 2000, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2000.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                                         June 30,
                                                           2000       December 31,
(Amounts in Thousands, Except for Share Amounts)        (Unaudited)       1999
__________________________________________________________________________________
ASSETS
Current assets:
   Cash and cash equivalents                            $      391     $      771
   Restricted cash equivalents and investments                  20             73
   Accounts receivable, net of allowance for doubtful
    accounts of $875 and $952, respectively                 13,443         13,027
   Inventories                                                 163            229
   Prepaid expenses                                          1,470            486
   Other receivables                                           118             62
   Assets of discontinued operations                            48            377
                                                         _________      _________
       Total current assets                                 15,653         15,025

Property and equipment:
   Buildings and land                                       12,557         12,555
   Equipment                                                14,095         13,682
   Vehicles                                                  2,456          2,274
   Leasehold improvements                                       16             16
   Office furniture and equipment                            1,309          1,223
   Construction in progress                                  2,250          1,210
                                                         _________      _________
                                                            32,683         30,960
   Less accumulated depreciation                            (8,978)        (7,690)
                                                         _________      _________
   Net property and equipment                               23,705         23,270

Intangibles and other assets:
    Permits, net of accumulated amortization of
     $1,765 and $1,504, respectively                         8,298          8,544
    Goodwill, net of accumulated amortization of
     $1,166 and $1,009, respectively                         6,997          7,154
    Other assets                                               624            651
                                                       ___________      _________
        Total assets                                  $     55,277     $   54,644
                                                       ===========      =========







                The accompanying notes are an integral part of
                   these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                       June 30,
                                                        2000           December 31,
(Amounts in Thousands, Except for Share Amounts)     (Unaudited)           1999
____________________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $  7,510         $  7,587
   Accrued expenses                                       6,407            5,885
   Revolving loan and term note facility                    938              938
   Current portion of long-term debt                      1,526            1,427
   Current liabilities of discontinued operations           315              588
                                                       ________         ________
        Total current liabilities                        16,696           16,425

Environmental accruals                                    3,764            3,847
Accrued closure costs                                       972              962
Long-term debt, less current portion                     12,712           12,937
Long term liabilities of discontinued operations            654              654
                                                       ________         ________
        Total long-term liabilities                      18,102           18,400
                                                       ________         ________
        Total Liabilities                                34,798           34,825

Commitments and contingencies (see Note 6)                    -                -

Stockholders' equity:
  Preferred Stock, $.001 par value; 2,000,000
    shares authorized, 4,187 and 4,537 shares issued
    and outstanding, respectively                             -                -
  Common Stock, $.001 par value; 50,000,000 shares
    authorized, 22,697,172 and 21,501,776 shares
    issued, including 988,000 shares held as
    treasury stock                                           23               21
  Additional paid-in capital                             43,254           42,367
  Accumulated deficit                                   (20,936)         (20,707)
                                                       ________         ________
                                                         22,341           21,681
  Less Common Stock in treasury at cost; 988,000
    shares issued and outstanding                        (1,862)          (1,862)
                                                       ________         ________
       Total stockholders' equity                        20,479           19,819
                                                       ________         ________
       Total liabilities and stockholders' equity     $  55,277        $  54,644
                                                       ========         ========

                       The accompanying notes are an integral part
                        of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                          Three Months Ended        Six Months Ended
                                               June 30,                 June 30,
Amounts in Thousands,                  ________________________________________________
Except for Share Amounts)                 2000         1999         2000         1999
_______________________________________________________________________________________
Net revenues                           $ 14,492     $ 10,573     $ 28,081     $ 18,385

Cost of goods sold                       10,007        6,819       19,549       12,109
                                       ________     ________     ________      _______
      Gross profit                        4,485        3,754        8,532        6,276

Selling, general and
   administrative expenses                2,927        2,295        6,180        4,133

Depreciation and amortization               852          597        1,714        1,116
                                       ________     ________     ________      ________

      Income from operations                706          862          638        1,027

Other income (expense):
   Interest income                           10           11           21           18
   Interest expense                        (441)         (91)        (851)        (118)
   Other                                     37           (6)          67          (20)
                                        _______     _________     _______      ________
       Net income (loss)                    312           776        (125)         907

Preferred Stock dividends                   (50)          (73)       (104)        (190)
                                        ________    _________     ________     ________
       Net income (loss) applicable
         to Common Stock               $    262     $     703     $  (229)     $   717
                                       ========     =========     ========     ========
      ____________________________________________________________________________

Net income (loss) per share:

       Basic                           $    .01     $     .04     $  (.01)     $   .05
                                       ========     =========     ========     ========

       Diluted                         $    .01     $     .04     $  (.01)     $   .05
                                       ========     =========     ========     =========
Number of shares and Common Stock
  equivalents used in computing net
  income (loss) per share:

       Basic                             21,709       16,570       21,279       14,483
                                       ========      ========     ========     =========

       Diluted                           26,089       20,254       21,279       18,175
                                       ========      ========     ========     =========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                               Six Months Ended
                                                                     June 30,
(Amounts in Thousands,                                   __________________________

Except for Share Amounts)                                    2000             1999
___________________________________________________________________________________
Cash flows from operating activities:
   Net income (loss) from continuing operations         $     (125)        $    907
   Adjustments to reconcile net income (loss)
       to cash provided by operations:
   Depreciation and amortization                             1,714            1,116
   Provision for bad debt and other reserves                    29               12
   (Gain) on sale of plant, property and equipment             (46)               3
   Changes in assets and liabilities, net of effects
       from business acquisitions:
   Accounts receivable                                        (445)          (1,118)
   Prepaid expenses, inventories and other assets             (430)            (432)
   Accounts payable and accrued expenses                      (141)              84
                                                        ___________        _________
       Net cash provided by continuing operations              556              572

Net cash used by discontinued operations                      (249)            (551)

Cash flows from investing activities:
   Purchases of property and equipment, net                 (1,436)            (895)
   Proceeds from sale of plant, property and equipment         101               14
   Change in restricted cash, net                               43               82
   Cash used for acquisition consideration                       -           (1,000)
   Net cash used for acquisition settlements                     -           (1,616)
   Net cash provided by (used by) discontinued
      operations                                               264              (40)
                                                        __________          ________
        Net cash used in investing activities               (1,028)          (3,455)


Cash flows from financing activities:
   Borrowings of revolving loan and term note facility         223            3,279
   Principal repayments on long-term debt                     (698)            (134)
   Purchase of treasury stock                                    -              (50)
   Proceeds from issuance of stock                             776               66
   Net cash used by discontinued operations                     (4)             (17)
                                                         __________         ________
        Net cash provided by financing activities              297            3,144

Decrease in cash and cash equivalents                         (424)            (290)

Cash and cash equivalents at beginning of period
   including discontinued operations of $45, and
   $0, respectively                                            816              776
                                                         __________         ________
Cash and cash equivalents at end of period, including
   discontinued operations of $1, and $4 respectively    $     392         $    486
                                                         =========          ========
_____________________________________________________________________________________
Supplemental disclosure:
   Interest and dividends paid                           $     846         $    422
Non cash investing and financing activities:
   Issuance of Common Stock for services                         -               15
   Issuance of stock for payment of dividends                  112              114
   Long-term debt incurred for purchase of property
     and equipment                                             349              221
   Long-term debt incurred for acquisition                       -            4,700
   Issuance of stock for acquisition                             -            3,000

                    The accompanying notes are an integral part
                     of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, for the six months ended June 30, 2000)

                                                                                                                   Common
                                     Preferred Stock             Common Stock         Additional                    Stock
(Amounts in Thousands              ___________________    ________________________      Paid-In    Accumulated     Held in
Except for Share Amounts)           Shares      Amount      Shares          Amount      Capital      Deficit      Treasury
___________________________________________________________________________________________________________________________
Balance at December 31, 1999        4,537     $     -     21,501,776     $      21     $ 42,367     $(20,707)     $ (1,862)

Net loss                                -           -              -             -            -         (125)            -
Preferred Stock dividend                -           -              -             -            -         (104)            -
Issuance of Common Stock for
   Preferred Stock dividend             -           -         97,841             -          112            -             -
Conversion of Preferred Stock
   to Common                         (350)          -        322,351             1            -            -             -
Issuance of stock under
   Employee Stock Purchase Plan         -           -         48,204             -           49            -             -
Exercise of warrants                    -           -        727,000             1          726            -             -
                                    ______    _______     __________      ________     _________     ________     _________

Balance at June 30, 2000            4,187     $     -     22,697,172     $      23     $ 43,254      $(20,936)    $ (1,862)
                                    ======    =======     ==========     ==========    =========     =========    ==========

































                   The accompanying notes are an integral part of these consolidated financial statements.

             PERMA-FIX ENVIRONMENTAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2000
                          (Unaudited)

  Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 1999.

1.   Summary of Significant Accounting Policies
     __________________________________________
     Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

2.   Earnings Per Share
     __________________
     Basic EPS is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS includes the dilutive effect of potential common shares. Diluted loss per share for the six months ended
June 30, 2000, does not include potential common shares as their effect would be anti-dilutive.

     The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three months and six months ended
June 30, 2000, and 1999:

                                             Three Months Ended         Six Months Ended
                                                   June 30,                  June 30,
(Amounts in Thousands,                      ______________________   ________________________
Except for Share Amounts)                      2000         1999         2000         1999
_____________________________________________________________________________________________
Net income (loss) applicable to
        Common Stock - basic                $    262     $    703     $   (229)     $    717
Effect of dilutive securities -
        Preferred Stock dividends                 50           73            -           190
                                            ________     ________     ________      ________
Net income (loss) applicable to
        Common Stock - diluted              $    312     $    776     $   (229)     $    907
                                            ========     ========     ========      =========

Basic net income (loss) per share           $    .01     $    .04     $   (.01)     $    .05
                                            ========     ========     ========       ========

Diluted net income (loss) per share         $    .01     $    .04     $   (.01)     $    .05
                                            ========     ========     ========      =========

Weighted average shares outstanding-basic     21,709       16,570       21,279        14,483
Potential shares exercisable under stock
         option plans                          1,148          544            -           542
Potential shares upon exercise of
         warrants                                441           11            -            22
Potential shares upon conversion of
         Preferred Stock                       2,791        3,129            -         3,128
                                            ________      ________      _______      _______
Weighted average shares outstanding-diluted   26,089       20,254       21,279        18,175
                                            ========      ========      =======      =======

     The above reconciliation for the six months ended June 30, 2000, excluded the effect of potential common shares for 1,783,949 options, 4,904,963 warrants and 2,791,333 potential shares upon conversion of Preferred Stock since their effect would be anti-dilutive.

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

   The accrued environmental and closure costs related to PFM total $948,000 as of June 30, 2000, a decrease of $227,000 from the December 31, 1999, accrual balance. This reduction was principally a result of the specific costs related to general closure and remedial activities, including groundwater remediation, and agency and investigative activities, ($114,000), and the general operating losses, including indirect labor, materials and supplies, incurred in conjunc-tion with the above actions ($113,000). The general operating losses do not reflect management fees charged by the Company. The remaining environmental and closure liability represents the best estimate of the cost to complete the groundwater remediation at the site of approximately $621,000, the costs to complete the facility closure activities over the next five (5) year period (including agency and investigative activities, and future operating losses during such closure period) totaling approximately $290,000, and the potential PRP liability of $37,000.

4.  Proposed Acquisition
    ____________________
    The Company has entered into a stock purchase agreement dated May 16, 2000 ("DSSI Agreement"), to purchase Diversified Scientific Systems, Inc. ("DSSI") from Waste Management, Inc. ("Seller"), subject to certain conditions being met. Under the terms of the DSSI Agreement, upon completion of the purchase of DSSI, the Company is to pay the Seller $8.5 million, subject to the purchase price being increased or decreased under certain conditions, with $5 million payable in cash at closing and the balance evidenced by a promissory note
(the "First Note"). The First Note is to be for a term of five years, will bear an annual rate of interest of 7%, with accrued interest payable annually and the principal amount payable in one lump sum at the end of the five-year term. DSSI's facility, located in Kingston, Tennessee, is permitted to transport, store and treat hazardous waste and mixed waste
(waste containing both low level radioactive and hazardous waste) and to dispose of or recycle mixed waste in DSSI's boiler located at DSSI's facility.

  During August 2000, the Company and Seller entered into an oral amendment ("DSSI Amendment") to the DSSI Agreement which provides that the $8.5 million is not subject to adjustment and will be paid in the form of $2.5 million in cash, the First Note, and $2.5 million evidenced by a promissory note (the "Second Promissory Note"), bearing an annual interest rate of prime plus 1 3/4 percent (11.25% at August 18, 2000), with accrued interest and all principal payable upon the earlier of four months or upon the acquisition by Perma-Fix of any entity or substantially all the assets of another Company.
The Second Promissory Note will be secured by all property, plant and equipment of DSSI. Finalization of the DSSI Amendment is subject to negotiation and execution of a definitive Amendment Agreement.

  In order to assist the Company in raising the funds to fund the cash portion of the purchase price and to assist the Company in providing additional liquidity, the Company has retained Ryan, Beck & Co. and
Larkspur Capital Corporation (collectively, the "Financial Advisors") as financial advisors to the Company, and has granted the Financial Advisors or their permitted designees a five-year warrant to purchase up to 150,000 shares of the Company's Common Stock ("Retainer Warrants") at an exercise price of $1.44 per share which represented the closing price of the Company's Common Stock as quoted on the National Association of Securities Dealers Automated Quotation System SmallCap Market ("NASDAQ") as of the date of grant. The Company has the right to cancel 50% of the Retainer Warrants if a private placement of the Company's securities is not completed by January 25, 2001.
If the Company is successful in finalizing a private placement as discussed in the "Management's Discussion and Analysis of Financial Condition and Results
of Operation   Liquidity" prior to termination of the agreement with the
Financial Advisors or within twelve months following termination of the agree-ment with the Financial Advisors and the placement involves a party initially contacted by the Financial Advisors prior to the termination, the Company has agreed to pay the Financial Advisors certain cash fees and certain additional warrants.

5.  Long-term Debt
    ______________

    Long-term debt consists of the following at June 30, 2000, and December 31, 1999 (in thousands):

                                                                 June 30,
                                                                  2000         December 31,
                                                               (Unaudited)         1999
                                                               ___________     ____________
Revolving loan facility dated January 15, 1998, as amended
  May 27, 1999, borrowings based upon eligible accounts
  receivable, subject to monthly borrowing base calculation, variable interest paid monthly at prime rate plus 1 3/4
  (11.25% at June 30, 2000).                                   $   6,583      $  5,891

Term loan agreement dated January 15, 1998, as amended
  May 27, 1999, payable in monthly principal installments
  of $78, balance due in June 2002, variable interest
  paid monthly at prime rate plus 1 3/4 (11.25% at
  June 30, 2000).                                                  2,734         3,203

Three promissory notes dated May 27, 1999, payable in
  equal monthly installments of principal and interest of $90 over 60 months, due June 2004, interest at 5.5% for first
  three years and 7% for remaining two years.                      3,854         4,283

Various capital lease and promissory note obligations, payable
  2000 to 2005, interest at rates ranging from 7.5% to 13.0%.      2,005         1,925
                                                                ________      ________
                                                                  15,176        15,302
Less current portion of revolving loan and term note facility        938           938
Less current portion of long-term debt                             1,526         1,427
                                                                ________      ________
                                                               $  12,712     $  12,937
                                                                ========      ========

  On January 15, 1998, the Company, as parent and guarantor, and all direct and indirect subsidiaries of the Company, as co-borrowers and cross-guarantors, entered into a Loan and Security Agreement ("Agreement") with Congress as lender. The Agreement initially provided for a term loan in the amount of $2,500,000, which required principal repayments based on a four-year level principal amortization over a term of 36 months, with monthly principal payments of $52,000. Payments commenced on February 1, 1998, with a final balloon payment in the amount of approximately $573,000 due on January 14, 2001. The Agreement also provided for a revolving loan facility in the amount of $4,500,000. At any point in time the aggregate available borrowings under the facility are subject to the maximum credit avail-ability as determined through a monthly borrowing base calculation, as updated for certain information on a weekly basis, equal to 80% of eligible accounts receivable accounts of the Company as defined in the Agreement. The termination date on the revolving loan facility was also the third anniversary of the closing date. The Company incurred approximately $230,000 in financing fees relative to the solicitation and closing of this original loan agreement (principally commitment, legal and closing fees) which are being amortized over the term of the Agreement.

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

   In connection with the acquisition of Chemical Conservation Corporation
(CCC), Chemical Conservation of Georgia, Inc. (CCG) and Chem-Met Services,
Inc. (CM) on May 27, 1999, Congress, the Company, and the Company's subsidiaries, including CCC, CCG and CM entered into an Amendment and Joinder to Loan and Security Agreement (the "Loan Amendment") dated May 27, 1999, pursuant to which the Loan and Security Agreement ("Original Loan Agreement") among Congress, the Company and the Company's subsidiaries were amended to provide, among other things, (i) the credit line being increased from $7,000,000 to $11,000,000, with the revolving line of credit portion being determined as the maximum credit of $11,000,000, less the term loan balance, with the exact amount that can be borrowed under the revolving line of credit not to exceed eighty percent (80%) of the Net Amount of Eligible Accounts
(as defined in the Original Loan Agreement) less certain reserves; (ii) the term loan portion of the Original Loan Agreement being increased from its current balance of approximately $1,600,000 to $3,750,000 and it shall be subject to a four-year amortization schedule payable over three years at an interest rate of 1.75% over prime; (iii) the term of the Original Loan Agreement, as amended, was extended for three years from the date of the acquisition, subject to earlier termination pursuant to the terms of the Original Loan Agreement, as amended; (iv) CCC, CCG and CM being added as co-borrowers under the Original Loan Agreement, as amended; (v) the interest rate on the revolving line of credit will continue at 1.75% over prime, with a rate adjustment to 1.5% if net income applicable to Common Stock of the Company is equal to or greater than $1,500,000 for fiscal year ended December 31, 2000; (vi) the monthly service fee shall increase from $1,700 to $2,000; (vii) government receivables will be limited to 20% of eligible accounts receivable; and (viii) certain obligations of CM shall be paid at closing of the acquisition of CCC, CCG and CM. The Loan Amendment became effective on June 1, 1999, when the Stock Purchase Agreements were consummated. Payments under the term loan commenced on June 1, 1999, with monthly principal payments of approximately $78,000 and a final balloon payment in the amount of $938,000 on June 1, 2002. The Company incurred approximately $40,000 in additional financing fees relating to the closing of this amendment, which is being amortized over the remaining term of the agreement. The interest rate on the revolving loan and term loan was 11.25% at June 30, 2000.

  Under the terms of the Original Loan Agreement, as amended, the Company has agreed to maintain an Adjusted Net Worth (as defined in the Original Loan Agreement) of not less than $3,000,000 throughout the term of the Original Loan Agreement, which was amended, pursuant to the above noted acquisition. The adjusted net worth covenant requirement ranges from a low of $1,200,000 at June 1, 1999, to a high of $3,000,000 from July 1, 2000, through the remaining term of the Loan Agreement. The covenant requirement at June 30, 2000, was $2,500,000, which the Company was in compliance with, having an adjusted net worth of $4,283,000. The Company has agreed that it will not pay any dividends on any shares of capital stock of the Company, except that dividends may be paid on the Company's shares of Preferred Stock outstanding as of the date of the Loan Amendment (collectively, "Excepted Preferred Stock") under the terms of the applicable Excepted Preferred Stock and if and when declared by the Board of Directors of the Company pursuant to Delaware General Corporation Law. As security for the payment and performance of the Original Loan Agreement, as amended, the Company and its subsidiaries (including CCC, CCG and CM) have granted a first security interest in all accounts receivable, inventory, general intangibles, equipment and certain of their other assets, as well as the mortgage on two facilities owned by subsidiaries of the Company, except for certain real property owned by CM, for which a first security interest is held by the TPS Trust and the ALS Trust as security for CM's non-recourse guaranty of the payment of the Promissory Notes. All other terms and conditions of the original loan remain unchanged.

  As of June 30, 2000, borrowings under the revolving loan agreement were approximately $6,583,000, an increase of $692,000 over the December 31, 1999, balance of $5,891,000. The balance under the term loan at June 30, 2000, was $2,734,000, a decrease of $469,000 from the December 31, 1999, balance of $3,203,000. As of June 30, 2000, the Company's borrowing availability under the Congress credit facility, based on its then outstanding eligible accounts receivable, was approximately $1,204,000, including $1.0 million of additional borrowing availability extended to the Company by Congress. The additional borrowing availability was provided to the Company to assist with the acquisition of DSSI and M&EC (see Note 4 and Note 8) and to fund certain facility expansions and capital improvements, in anticipation of the Company raising additional funds. During the first quarter, the Company engaged Ryan, Beck & Co. and Larkspur Capital Corporation (collectively, the "Agents") as financial advisors to the Company in the private placement of new debt and possible equity.

  Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of CCC, CCG and CM, a portion of the consideration was paid in the form of the Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of CCC, CCG and CM. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years with the first installment due on July 1, 1999, and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $3,854,000 at June 30, 2000, of which $894,000 is in the current portion.
Payments of such Promissory Notes are guaranteed by CM under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by CM.

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

  The Consulting Engineering Services segment provides environmental engineering and regulatory compliance services through Schreiber, Yonley & Associates, Inc. ("SYA") which includes oversight management of environmental restoration projects, air and soil sampling and compliance and training activities, as well as engineering support as needed by our other segment. During 1999, the business and operations of Mintech, Inc., our second engineering company, located in Tulsa, Oklahoma, was merged into and consolidated with the SYA operations.

  The table below shows certain financial information by business segment for the quarter ended June 30, 2000, and quarter ended June 30, 1999, and excludes the results of operations of the discontinued operations.


Segment Reporting for the Quarter ended June 30, 2000

                                         Waste                      Segments                             Consolidated
                                       Services    Engineering        Total     Corp(2)      Memphis(3)      Total
                                       ________    ___________      ________    _______      _________    ___________
Revenue from external customers        $13,636     $      856       $14,492     $     -      $     -        $14,492
Intercompany revenues                    1,201             27         1,228           -            -          1,228
Interest income                              7              -             7           3            -             10
Interest expense                           351             15           366          75            -            441

Depreciation and amortization              815             20           835          17            -            852
Segment profit (loss)                      749             95           844        (582)           -            262
Segment assets(1)                       50,908          2,688        53,596       1,633           48         55,277
Expenditures for segment assets            952             37           989          11            -          1,000

Segment Reporting for the Quarter ended June 30, 1999

                                         Waste                      Segments                             Consolidated
                                       Services       Engineering     Total       Corp(2)     Memphis(3)     Total
                                       ________       ___________   ________     ________     _________   ___________
Revenue from external customers        $ 9,640        $    933      $10,573      $    -        $   -        $10,573
Intercompany revenues                    1,190              98        1,288           -            -          1,288
Interest income                             11               -           11           -            -             11
Interest expense                            92              23          115         (24)           -             91
Depreciation and amortization              573              20          593           4            -            597
Segment profit (loss)                    1,170              19        1,189        (486)           -            703
Segment assets(1)                       49,735           2,119       51,854       1,211          498         53,563
Expenditures for segment assets            564               2          566          88            -            654

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2) Amounts reflect the activity for corporate headquarters.

(3) Amounts reflect the activity for Perma-Fix of Memphis, Inc., which is a discontinued operation, not included in the segment information (See Note 3).

  The table below shows certain financial information by business segment for the six months ended June 30, 2000, and six months ended
June 30, 1999, and excludes the results of operations of the discontinued operations.

Segment Reporting for the Six Months ended June 30, 2000

                                      Waste                    Segments                               Consolidated
                                    Services    Engineering      Total        Corp(2)     Memphis(3)      Total
                                    ________    ___________    ________      ________     _________    ___________
Revenue from external customers     $ 26,258     $  1,823      $ 28,081     $     -      $     -        $ 28,081
Intercompany revenues                  2,328           78         2,406           -            -           2,406
Interest income                           14            -            14           7            -              21
Interest expense                         677           28           705         146            -             851
Depreciation and amortization          1,640           40         1,680          34            -           1,714
Segment profit (loss)                    713          219           932      (1,161)           -            (229)
Segment assets(1)                     50,908        2,688        53,596       1,633           48          55,277
Expenditures for segment assets        1,693           49         1,742          44            -           1,786

Segment Reporting for the Six Months ended June 30, 1999

                                      Waste                   Segments                              Consolidated
                                    Services    Engineering     Total       Corp(2)     Memphis(3)     Total
                                    ________    ___________   ________     ________     _________    ___________
Revenue from external customers    $ 16,241     $  2,144      $ 18,385     $     -     $      -      $ 18,385
Intercompany revenues                 1,283          191         1,474           -            -         1,474
Interest income                          16            -            16           2            -            18
Interest expense                        133           43           176         (58)           -           118
Depreciation and amortization         1,067           40         1,107           9            -         1,116
Segment profit (loss)                 1,440           96         1,536        (819)           -           717
Segment assets(1)                    49,735        2,119        51,854       1,211          498        53,563
Expenditures for segment assets       1,009           15         1,024          93            -         1,117

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2) Amounts reflect the activity for corporate headquarters.

(3) Amounts reflect the activity for Perma-Fix of Memphis, Inc., which is a discontinued operation, not included in the segment information (See Note 3).

8.  Subsequent Events
    _________________
  During July 2000, the Company signed a letter of intent ("M&EC Letter of Intent") to acquire an 80% equity interest in East Tennessee Materials and Energy Corporation ("M&EC"). The remaining 20% equity interest shall be held by the current stockholders ("M&EC Owners") of M&EC. M&EC is licensed to operate a low level radioactive and hazardous ("Mixed Waste") treatment facility at the U.S. Department of Energy's ("DOE") site in Oak Ridge, Tennessee. The two-acre M&EC facility, which is intended for the treatment of government and commercial mixed waste, is the only non-government operated mixed waste treatment facility that is located within the government's Oak Ridge, Tennessee, site. M&EC will process mixed waste under three Broad Spectrum contracts granted to M&EC. These contracts were awarded by Bechtel-Jacobs Company, LLC, who manages the DOE Oak Ridge site and are valued at a minimum of $100 million. According to the terms of these contracts, M&EC will treat mixed waste located at the Oak Ridge facility, over a remaining three-year period, with options to continue thereafter. As of the date of this report, M&EC is in the process of constructing its treatment facility and has no material revenue generating activities. The transaction to acquire an 80% equity interest in M&EC is subject to the execution of a definitive agreement and completion of due diligence, regulatory approval and other conditions, including the appropriate financing. The consideration for the 80% equity interest is $1,080,000 which shall be payable at closing, as follows: (i) $270,000 in cash, (ii) $810,000 in the form of Perma-Fix Common Stock, with the number of shares determined at the date of closing, but not to exceed 540,000 shares, (iii) M&EC will issue M&EC preferred stock to the M&EC Owners to settle any outstanding debts of M&EC to the M&EC Owners, (iv) M&EC will settle certain outstanding tax liabilities, and (v) M&EC will settle certain liabilities regarding its 401(k) accounts. As of August 10, 2000, the Company has loaned M&EC $329,000 pursuant to the terms of the Letter of Intent. The Company intends to evidence such loan by the execution by M&EC of a security agreement and a promissory note in favor of the Company, which will be secured by the assets of M&EC. The acquisition of M&EC is subject to, among other things, regulatory approval, the Company's ability to obtain financing for the acquisition, the negotiation and execution of a definitive agreement and the completion of due diligence, all of which must be to the satisfaction of the Company.

  On July 14, 2000, the Company entered into a letter agreement ("RBB Letter Agreement") which provided for an unsecured promissory note ("Note") with RBB Bank Aktiengesellschaft ("RBB Bank") in the principal amount of $750,000, at an annual interest rate of 10.0% per annum. The purpose of this Note is to provide interim financing to facilitate the acquisition of DSSI and M&EC (see Note 4 and Note 8) and to fund certain capital expansions at the Company's existing facilities. The principal amount of this Note and accrued interest thereon shall be payable in full upon the earlier of (i) December 31, 2000, or (ii) ten business days after the Company raises $3,000,000 or more through a private placement of capital securities. As previously discussed, during the first quarter, the Company engaged Ryan, Beck & Co. and Larkspur Capital Corporation as financial advisors to the Company in the private placement of new debt and possible equity. The RBB Letter Agreement provides that if the RBB Loan is not repaid in full by September 1, 2000, the Company will issue additional warrants to RBB Bank allowing the purchase of Common Stock. As of August 17, 2000, RBB Bank is the beneficial owner of approximately 12,501,379 shares of Common Stock or approximately 45.5% of the issued and outstanding Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--RBB Loan," and "Part II--Other Information, Item 5."

              PERMA-FIX ENVIRONMENTAL SERVICES, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          PART I, ITEM 2

Forward-looking Statements
  Certain statements contained with this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things, (i) ability or inability to continue and improve operations and remain profitable on an annualized basis, (ii) the Company's ability to develop or adopt new and existing technologies in the conduct of its operations, (iii) anticipated financial performance, (iv) ability to comply with the Company's general working capital requirements, (v) ability to retain or receive certain permits or patents, (vi) ability to be able to continue to borrow under the Company's revolving line of credit, (vii) ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and the Company's facilities in Memphis, Tennessee; Valdosta, Georgia and Detroit Michigan, (viii) ability to remediate certain contaminated sites for projected amounts, (ix) completion of the acquisitions of DSSI and M&EC, (x) ability to obtain new sources of financing, and (xi) all other statements which are not statements of historical fact. While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) general economic conditions, (ii) material reduction in revenues, (iii) inability to collect in a timely manner a material amount of receivables, (iv) increased competitive pressures, (v) the ability to maintain and obtain required permits and approvals to conduct operations, (vi) the ability to develop new and existing technologies in the conduct of operations, (vii) ability to receive or retain certain required permits or to obtain regulatory approvals to modify the permits held by DSSI or M&EC to complete the acquisitions of DSSI and M&EC, (viii) discovery of additional contamination or expanded Contamination at a certain Dayton, Ohio, property formerly leased by the Company or the Company's facilities at Memphis, Tennessee; Valdosta, Georgia and Detroit Michigan, which would result in a material increase in remediation expenditures, (ix) determination that PFM is the source of chlorinated compounds at the Allen Well Field, (x) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, (xi) potential increases in equipment, maintenance, operating or labor costs, (xii) management retention and development, (xiii) the requirement to use internally generated funds for purposes not presently anticipated,
(xiv) inability to remain profitable, (xv) the inability to secure additional liquidity in the form of additional equity or debt, (xvi) the commercial viability of our on-site treatment process, (xvii) the inability of the Company to obtain under certain circumstances shareholder approval of the transaction in which the Series 10 Preferred and certain warrants were issued, (xviii) the inability of the Company to maintain the listing of its Common Stock on the NASDAQ,
(xix) the determination that CM or CCC was responsible for a material amount of remediation at certain Superfund sites, (xx) inability to obtain additional financing, and (xxi) inability to finalize the acquisition of DSSI and M&EC. The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations
  The table below should be used when reviewing management's discussion and analysis for the three and six months ended June 30, 2000, and 1999:

                                     Three Months Ended                       Six Months Ended
                                          June 30,                                June 30,
                           _______________________________________     ________________________________________
                             2000        %         1999        $         2000        %         1999        %
                           _______     _____     _______     _____     _______     ______    _______     ______
Net Revenues               $14,492     100.0     $10,573     100.0     $28,081     100.0     $18,385     100.0
Cost of Goods Sold          10,007      69.1       6,819      64.5      19,549      69.6      12,109      65.9
                           _______     _____     _______     _____     _______     ______     ______     _____
   Gross Profit              4,485      30.9       3,754      35.5       8,532      30.4       6,276      34.1

Selling, General &
 Administrative              2,927      20.2       2,295      21.7        6,180     22.0       4,133      22.5
Depreciation/Amortization      852       5.9         597       5.6        1,714      6.1       1,116       6.1
                          ________     _____     _______     _____     ________    ______     ______     ______
    Income/(Loss)
      from Operations      $   706       4.8     $   862       8.2     $    638      2.3     $ 1,027       5.5
                           =======     =====     =======     =====     ========    =======    =======    ======

Interest Expense              (441)     (3.0)        (91)     (0.9)        (851)    (3.0)       (118)     (0.6)
Preferred Stock Dividends      (50)     (0.3)        (73)     (0.7)        (104)    (0.4)       (190)     (1.0)

Summary--Three and Six Months Ended June 30, 2000, and 1999
  We provide services through two reportable operating segments. The Waste Management Services segment is engaged in on-and off-site treatment, storage, disposal and processing of a wide variety of by-products and industrial, hazardous and mixed wastes (waste containing both hazardous and low level radioactive material). This segment competes for materials and services with numerous regional and national competitors to provide comprehensive and cost-effective Waste Management Services to a wide variety of customers in the Midwest, Southeast and Southwest regions of the country. We operate and maintain facilities and businesses in the waste by-product brokerage, on-site treatment and stabilization, and off-site blending, treatment and disposal industries. Our Consulting Engineering segment provides a wide variety of environmental related consulting and engineering services to industry and government. The Consulting Engineering segment provides oversight management of environmental restoration projects, air and soil sampling, compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities.

  Consolidated net revenues increased to $14,492,000 from $10,573,000 for the quarter ended June 30, 2000, as compared to the same quarter in 1999. This increase of $3,919,000 or 37.1% is principally attributable to the additional revenues resulting from the acquisition of Chemical Conservation Corporation (CCC), Chemical Conservation of Georgia, Inc.
(CCG) and Chem-Met Services, Inc. (CM), effective June 1, 1999, which in the aggregate contributed approximately $4,421,000 to this increase. Partially offsetting this increase, were decreases within the Waste Management Services segment totaling approximately $425,000, principally from a decrease in mixed waste revenues due to the significant expansion of the Florida mixed waste facility, in conjunction with the expanded permit as received during the second quarter of 2000, and the disruption associated with the acquisition of DSSI, and decreases within the Consulting Engineering segment totaling approximately $77,000. Consolidated net revenues increased to $28,081,000 from $18,385,000 for the six-month period ended June 30, 2000. This increase of $9,696,000 or 52.7% is attributable to the waste management services segment which experienced an increase in revenues of $10,017,000. The additional revenues resulting from the acquisition of CCC, CCG and CM in the aggregate contributed approximately $11,168,000 to this increase. Partially offsetting this increase, were decreases within the waste management services segment totaling approximately $1,151,000, and decreases within the consulting engineering segment totaling approximately $321,000, principally from the Mintech, Inc. engineering company whose operations were reduced and merged with Schreiber, Yonley and Associates, Inc. during the second half of 1999.

  Cost of goods sold for the Company increased $3,188,000 or 46.8% for the quarter ended June 30, 2000, as compared to the quarter ended
June 30, 1999. This consolidated increase in cost of goods sold reflect principally the increased operating, disposal and transportation costs, corresponding to the increased revenues from the acquisition of CCC, CCG and CM, as discussed above, which totaled $4,641,000. Increased operating costs were also recognized across most of the Waste Management Services facilities, as we increased certain fixed costs and began preparation for the processing of new wastewater streams at several industrial facilities and the expanded mixed waste processing capabilities at the Florida mixed waste facility. The resulting gross profit for the quarter ended June 30, 2000, increased $731,000 to $4,485,000 which as a percentage of revenue is 30.9%, reflecting a decrease over the corresponding quarter in 1999 percentage of revenue of 35.5%. This decrease in gross profit as a percentage of revenue was principally recognized throughout the Waste Management Services segment which experienced a decrease from 36.0% in 1999 to 31.1% in 2000 reflecting the expansion and startup activities discussed above and a decrease in the Consulting Engineering segment from 30.7% in 1999 to 28.5% in 2000, reflecting the loss in sales from Mintech, Inc. whose operations were reduced and merged with Schreiber, Yonley and Associates, Inc. in the second half of 1999. Cost of goods sold also increased $7,440,000 or 61.4% for the six-month period ended June 30, 2000, as compared to the six-month period ended June 30, 1999. As with the quarter, this increase is a direct result of the increased operating, disposal and transportation costs, corresponding to the increased revenues from the acquisition of CCC, CCG and CM. The resulting gross profit for the six months of 2000 increased $2,256,000 to $8,532,000, which as a percentage of revenue is 30.4%, reflecting a decrease over the corresponding six months in 1999 percentage of revenue of 34.1%. As with the quarter, this decrease in gross profit as a percentage of revenue was principally recognized throughout the waste management services segment which experienced a decrease from 34.7% in 1999 to 30.2% in 2000 reflecting the expansion and startup activities discussed above. Offsetting this decrease, however, was an increase in the Consulting Engineering segment from 29.7% in 1999 to 32.0% in 2000, reflecting the benefits from the restructuring and consolidation of our engineering businesses.

  Selling, general and administrative expenses increased $632,000 or 27.5% for the quarter ended June 30, 2000, as compared to the quarter ended June 30, 1999. However, as a percentage of revenue, selling, general and administrative expense decreased to 20.2% for the quarter ended June 30, 2000, compared to 21.7% for the same period in 1999. Selling, general and administrative expenses also increased for the six-month period of 2000, as compared to 1999, by $2,047,000 or 49.5%. As a percentage of revenue, selling, general and administrative expense reflected a slight decrease to 22.0% for the six-month period ended June 30, 2000, compared to 22.5% for the same period of 1999. The increase reflects the expenses directly related to CCC, CCG and CM as acquired effective June 1, 1999, which totals $2,103,000 and the increased expenses associated with our additional sales and marketing efforts as we continue to refocus the business segments into new environmental markets, such as nuclear and mixed waste, and the additional administrative overhead associated with our research and development efforts. We have expensed in the current period all research and development costs associated with the development of various technologies and the increase administrative costs associated with the expansion of the Perma-Fix of Florida, Inc. ("PFF") mixed waste facility.

  Depreciation and amortization expense for the quarter ended June 30, 2000, reflects an increase of $255,000 as compared to the quarter ended June 30, 1999. This increase is attributable to a depreciation expense increase of $196,000 which is a result of the depreciation in 2000 from the CCC, CCG and CM facilities acquired effective June 1, 1999, totaling $157,000 and the additional depreciation related to the expanded facilities totaling $39,000, and an amortization expense increase of $59,000 for the quarter ended June 30, 2000, as compared to the quarter ended June 30, 1999. This increase in amortization expense is a result of the goodwill and permit amortization from the CCC, CCG and CM facilities acquired in 1999. Depreciation and amortization expense for the six-month period ended June 30, 2000, reflects an increase of $598,000 as compared to the same period of 1999. This increase is attributable to the acquisition of CCC, CCG and CM, effective June 1, 1999, totaling $551,000, for which depreciation increased by $352,000 and amortization increased by $159,000 for the six-month period ended June 30, 2000. The additional depreciation of $87,000 is related to expanded facilities.

  Interest expense increased $350,000 for the quarter ended June 30, 2000, as compared to the corresponding period of 1999, excluding discontinued operations. This increase principally reflects the acquisition of CCC, CCG and CM effective June 1, 1999. The existing debt assumed in conjunction with the acquisition, along with the three promissory notes, which comprised $4,700,000 of the purchase price, resulted in an increase of approximately $42,000 as compared to the same quarter ended in 1999. The remaining increase in interest expense is a result of the increased borrowing levels on the Congress Financial Corporation revolving and term loan incurred in conjunction with the above noted acquisition, which totaled approximately $294,000, and debt associated with facility expansions which totaled $14,000. Interest expense also increased by $733,000 for the six-month period ended June 30, 2000, as compared to the corresponding period of 1999. This increase principally reflects the existing debt assumed in conjunction with the acquisition of CCC, CCG and CM, as stated above, which resulted in an increase of $116,000 as compared to the same period in 1999. The remaining increase in interest expense for the six-month period ended June 30, 2000, is a result of the increased borrowing levels of the Congress Financial Corporation revolving and term loan incurred in conjunction with the above noted acquisition, which totaled approximately $591,000 and debt associated with facility expansions which totaled approximately $26,000.

  Preferred Stock dividends decreased $23,000 during the quarter ended June 30, 2000, as compared to the corresponding period of 1999. This decrease is due to the conversion of $4,563,000 (4,563 preferred shares) of the Preferred Stock into Common Stock on April 20, 1999, the redemption of $750,000 (750 preferred shares) of the Preferred Stock on July 15, 1999, and the conversion of $350,000 (350 preferred shares) of the Preferred Stock into Common Stock throughout the first quarter of 2000. Additionally, Preferred Stock dividends decreased $86,000 for the six-month period ended June 30, 2000, as compared to the corresponding period of 1999. This decrease is due to the conversion of Preferred Stock into Common Stock as stated above.

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

Proposed Acquisitions
  As provided in Note 4 to Notes to Consolidated Financial Statements, the Company has entered into a stock purchase agreement dated May 16, 2000 ("DSSI Agreement"), to purchase Diversified Scientific Systems, Inc. ("DSSI") from Waste Management, Inc. ("Seller"), subject to certain conditions being met. Under the terms of the agreement, upon completion of the purchase of DSSI, the Company is to pay the Seller $8.5 million, subject to the purchase price being increased or decreased under certain conditions, with $5 million payable in cash at closing and the balance evidenced by a promissory note to the Seller (the "First Note"). The First Note is to be for a term of five years, will bear an annual rate of interest of 7%, with the accrued interest payable annually and the principal amount payable in one lump sum payment at the end of the five-year term. The DSSI Agreement also provides that if the acquisition is not completed within 90 days from May 16, 2000, or such longer period as is necessary to obtain approvals of applicable governmental authorities relating to the permits and licenses of DSSI necessary to consummate the transaction, the DSSI Agreement may be terminated by either party, except under certain limited circumstances. During August, 2000, the Company and Seller entered into an oral amendment ("DSSI Amendment") to the DSSI Agreement which provides that the $8.5 million is not subject to adjustment and will be paid in the form of $2.5 million in cash, the First Note, and $2.5 million evidenced by a promissory note (the "Second Promissory Note"), bearing an annual interest rate of prime plus 1 3/4 percent (11.25% at August 18, 2000), with accrued interest and all principal payable upon the earlier of four months or upon the acquisition by Perma-Fix of any entity or substantially all the assets of another Company. The Second Promissory Note will be secured by all property, plant and equipment of DSSI. Finalization of the DSSI Amendment is subject to negotiation and execution of a definitive Amendment Agreement. See "Liquidity and Capital Resources of the Company" for a discussion as to the Company's proposal to fund the cash portion of the purchase price.

  During July 2000, the Company signed a letter of intent to acquire an 80% equity interest in East Tennessee Materials and Energy Corporation ("M&EC"). M&EC is licensed to operate a low level radioactive and hazardous ("Mixed Waste") treatment facility at the U.S. Department of Energy's ("DOE") site in Oak Ridge, Tennessee. The two-acre M&EC facility, which is intended for the treatment of government and commercial mixed waste, is the only non-government operated mixed waste treatment facility that is located within the government's Oak Ridge, Tennessee, site. M&EC will process mixed waste under three Broad Spectrum contracts granted to M&EC. These contracts were awarded by Bechtel-Jacobs Company, LLC, who manages the DOE Oak Ridge site and are valued at a minimum of $100 million. According to the terms of these contracts, M&EC will treat mixed waste located at the Oak Ridge facility,over a remaining three-year period, with options to continue thereafter. The transaction to acquire an 80% equity interest in M&EC is subject to the execution of a definitive agreement and completion of due diligence, regulatory approval and other conditions, including the appropriate financing. The consideration for the 80% equity interest is $1,080,000 which shall be payable at closing, as follows: (i) $270,000 in cash,(ii) $810,000 in the form of Perma-Fix Common Stock, with the number of shares determined at the date of closing, but not to exceed 540,000 shares, (iii) M&EC will issue M&EC preferred stock to the M&EC Owners to settle any outstanding debts of M&EC to the M&EC Owners, (iv) M&EC will settle certain outstanding tax liabilities, and
(v) M&EC will settle certain liabilities regarding its 401(k) accounts. As of August 10, 2000, the Company has loaned M&EC $329,000 pursuant to the terms of the Letter of Intent. The Company intends to evidence such loan by the execution by M&EC of a security agreement and a promissory note in favor of the Company, which will be secured by the assets of M&EC. The acquisition of M&EC is subject to, among other things, regulatory approval, the Company's ability to obtain financing for the acquisition, the negotiation and execution of a definitive agreement and the completion of due diligence, all of which must be to the satisfaction of the Company.

Liquidity and Capital Resources of the Company
  At June 30, 2000, the Company had cash and cash equivalents of $392,000, including $1,000 from discontinued operations. This cash and cash equivalents total reflects a decrease of $424,000 from December 31, 1999, as a result of net cash provided by continuing operations of $556,000, offset by cash used by discontinued operations of $249,000, cash used in investing activities of $1,028,000 (principally purchases of equipment, net totaling $1,436,000) partially offset by proceeds from the sale of equipment and cash provided by discontinued operations resulting from the release of restricted cash, and by cash provided by financing activities of $297,000 (net borrowings of the revolving loan and term note facility, proceeds from the issuance of stock, partially offset by principal repayments of long-term debt). Accounts receivable, net of allowances for continuing operations, totaled $13,443,000, an increase of $416,000 over the December 31, 1999, balance of $13,027,000. The receivable balance increased during this six-month period of 2000, due in large part to increased revenues in the second quarter that are part of a seasonal upswing during the summer months.

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

  Under the terms of the Original Loan Agreement, as amended, the Company has agreed to maintain an Adjusted Net Worth (as defined in the Original Loan Agreement) of not less than $3,000,000 throughout the term of the Original Loan Agreement, which was amended, pursuant to the above noted acquisition. The adjusted net worth covenant requirement ranges from a low of $1,200,000 at June 1, 1999, to a high of $3,000,000 from July 1, 2000, through the remaining term of the Loan Agreement. The covenant requirement at June 30, 2000, was $2,500,000, which the Company was in compliance with. The Company has agreed that it will not pay any dividends on any shares of capital stock of the Company, except that dividends may be paid on the Company's shares of Preferred Stock outstanding as of the date of the Loan Amendment (collectively, "Excepted Preferred Stock") under the terms of the applicable Excepted Preferred Stock, if and when declared by the Board of Directors of the Company pursuant to Delaware General Corporation

Law. If dividends on the Excepted Preferred Stock are paid, the loan agreement provides that the Company must pay the dividends in shares of Common Stock and not in cash, unless prior consent is obtained. As security for the payment and performance of the Original Loan Agreement, as amended, the Company and its subsidiaries (including CCC, CCG and CM) have granted a first security interest in all accounts receivable, inventory, general intangibles, equipment and certain of their other assets, as well as the mortgage on two facilities owned by subsidiaries of the Company, except for certain real property owned by CM, for which a first security interest is held by the TPS Trust and the ALS Trust as security for CM's non-recourse guaranty of the payment of the Promissory Notes. All other terms and conditions of the original loan remain unchanged.

  As of June 30, 2000, borrowings under the revolving loan agreement were approximately $6,583,000, an increase of $692,000 over the December 31, 1999, balance of $5,891,000. The balance under the term loan at June 30, 2000, was $2,734,000, a decrease of $469,000 from the December 31, 1999, balance of $3,203,000. As of June 30, 2000, the Company's borrowing availability under the Congress credit facility, based on its then outstanding eligible accounts receivable, was approximately $1,204,000, including $1.0 million of additional borrowing availability extended to the Company by Congress. The additional borrowing availability was provided to the Company to assist with the acquisition of DSSI and M&EC (see Note 4 and Note 8) and to fund certain facility expansions and capital improvements, in anticipation of the Company raising additional funds. During the first quarter, the Company engaged Ryan, Beck & Co. and Larkspur Capital Corporation (collectively, the "Agents") as financial advisors to the Company in the private placement of new debt and possible equity.

  Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of CCC, CCG and CM, a portion of the consideration was paid in the form of the Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of CCC, CCG and CM. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years with the first installment due on July 1, 1999, and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $3,854,000 at June 30, 2000, of which $894,000 is in the current portion.
Payments of such Promissory Notes are guaranteed by CM under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by CM.

  As of June 30, 2000, total consolidated accounts payable for continuing operations was $7,510,000, a decrease of $77,000 from the December 31, 1999, balance of $7,587,000. This decrease in accounts payable is partially reflective of the increased borrowing level under the revolving loan agreement, which funds were utilized to reduce certain payables.

  Our net purchases of new capital equipment for continuing operations for the six-month period ended June 30, 2000, totaled approximately $1,785,000. These expenditures were for expansion and improvements to the operations principally within the waste management industry segment. These capital expenditures were principally funded by the cash provided by continuing operations and $349,000 through various other lease financing sources. We have budgeted capital expenditures of approximately $4,000,000 for 2000, which includes completion of certain current projects, as well as other identified capital and permit compliance purchases. We anticipate funding these capital expenditures by a combination of lease financing with lenders other than the equipment financing arrangement discussed above, and/or internally generated funds.

  The working capital deficit position at June 30, 2000, was $1,043,000, as compared to a deficit position of $1,400,000 at December 31, 1999, which reflects an improvement in this position of $357,000 during the first six months of 2000. The working capital deficit position is principally a result of the impact of the CCC, CCG and CM acquisition, effective June 1, 1999. The consideration was paid in the form of cash, debt and equity, with the cash portion being $1,000,000, funded out of current working capital and the debt portion being $4,700,000 in the form of three promissory notes, paid over five years. The Congress term loan was also increased by $2,083,000 pursuant to this acquisition, which resulted in an increase in the current portion of the term loan debt. We also assumed certain other liabilities pursuant to this acquisition, including the accrued environmental liability related to the CM facility in Detroit, Michigan, and the CCG Facility in Valdosta, Georgia, both of which are long term remedial projects, with increased spending in the first year. These two remedial projects contributed $785,000 to this working capital deficit. Additionally, we continue to invest current cash proceeds into the long term capital improvements of our operating facilities as discussed above. However, we were able to improve on this working capital position during the first six months of 2000, principally from cash flow from operations, borrowings on the revolving loan and proceeds from the issuance of stock.

  The accrued dividends on the outstanding Preferred Stock for the period July 1, 1999, through December 31, 1999, in the amount of approximately $109,000 were paid in February 2000, in the form of 95,582 shares of Common Stock of the Company. The dividends for the period January 1, 2000, through June 30, 2000, total $104,000, of which $3,000 was paid in conjunction with the first quarter 2000 conversions and $101,000 will be paid in August 2000, in the form of 70,789 shares of Common Stock.

  In order to fund the cash portion of the purchase price relating to the proposed acquisition of DSSI and M&EC, as discussed above, and to provide the Company additional liquidity to fund other capital expenditures and the continuing growth of the Company, the Company has retained Ryan, Beck & Co. and Larkspur Capital Corporation (collectively, the "Financial Advisors") as its financial advisors in the private placement of new debt and possible equity. Through the efforts of the Financial Advisors, the Company is negotiating with certain parties the possibility of providing debt financing or equity to the Company. In addition, the Company is discussing with others, including certain shareholders, the possibility of providing additional financing to the Company. There are no assurances that the Company will be successful in arranging lenders to participate in the private placement, or if participants are available, that the private placement can be completed on terms satisfactory to the Company.

  In connection with the retention of the Financial Advisors as financial advisors to the Company, the Company has granted the Financial Advisors or their permitted designees a five-year warrant to purchase up to 150,000 shares of the Company's Common Stock ("Retainer Warrants"). If the Company is successful in finalizing the private placement prior to termination of the agreement with the Financial Advisors or within twelve months following termination of the agreement with the Financial Advisors and the placement involves a party contacted by the Financial Advisors prior to the termination, the Company has agreed to pay the Financial Advisors certain cash fees and additional warrants. The Company has the right to cancel 50% of the retainer warrants if the private placement is not completed by January 25, 2001.

  On July 14, 2000, the Company entered into a letter agreement ("RBB Letter Agreement") which provided for an unsecured promissory note ("Note") with RBB Bank Aktiengesellschaft ("RBB Bank") in the principal amount of $750,000, at an annual interest rate of 10.0% per annum. The purpose of this Note is to provide interim financing to facilitate the acquisition of DSSI and M&EC (see Note 4 and Note 8) and to fund certain capital expansions at the Company's existing facilities. The principal amount of this Note and accrued interest thereon shall be payable in full upon the earlier of (i) December 31, 2000, or (ii) ten business days after the Company raises $3,000,000 or more through a private placement of capital securities. As previously discussed, during the first quarter, the Company engaged Ryan, Beck & Co. and Larkspur Capital Corporation as financial advisors to the Company in the private placement of new debt and possible equity. The RBB Letter Agreement provides that if the RBB Loan is not repaid in full by September 1, 2000, the Company will issue additional warrants to RBB Bank allowing the purchase of Common Stock. As of August 17, 2000, RBB Bank is the beneficial owner of approximately 12,501,379 shares of Common Stock or approximately 45.5% of the issued and outstanding Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--RBB Loan," and "Part II--Other Information, Item 5."

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

  In addition to budgeted capital expenditures of $4,000,000 for 2000 at the TSD facilities, which are necessary to maintain permit compliance and improve operations, as discussed above in this Management's Discussion and Analysis, we have also budgeted for 2000 an additional $1,656,000 in environmental expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at four locations. The four locations where these expenditures will be made are a parcel of property leased by a predecessor to PFD in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, CCG's facility in Valdosta Georgia and CM's facility in Detroit, Michigan. We have estimated the expenditures for 2000 to be approximately $254,000 at the EPS site, $265,000 at the PFM location, $499,000 at the CCG site and $638,000 at the CM site, of which $114,000, $76,000, $23,000 and $350,000 were spent during the first six months of 2000, respectively. Additional funds will be required for the next five to ten years to properly investigate and remediate these sites. We expect to fund these expenses to remediate these four sites from funds generated internally, however, no assurances can be made that we will be able to do so.

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

  In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("Fin 44"), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No.
25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect on the Company's financial position or results of operations.

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

Item 2.  Changes in Securities and Use of Proceeds
         _________________________________________
  (c) During the quarter ended June 30, 2000, the Company sold or entered into an agreement to sell, equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), other than as previously reported, as such term is defined under Rule 12b-2 of the Exchange Act of 1934, as amended (the "Exchange Act"), as follows:

  During May 2000, in connection with the retention of Ryan, Beck & Co. and Larkspur Capital Corporation (collectively, the "Financial Advisors") as financial advisors to the Company, the Company has granted the Financial Advisors or their permitted designees, warrants with a five-year term, allowing the holder to purchase up to 150,000 shares of Common Stock of the Company at an exercise price of $1.44 per share ("Retainer Warrants"). If the Company is successful in finalizing the private placement as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity" prior to termination of the agreement with the Financial Advisors or within twelve months following termination of the agreement with the Financial Advisors and the placement involves a party contacted by the Financial Advisors prior to the termination, the Company has agreed to pay the Financial Advisors certain cash fees and certain additional warrants.

  The issuance of the Retainer Warrants was a private placement under
Section 4(2) of the Act and/or Rule 506 of Regulation D as promulgated under the Act. The Retainer Warrant Agreement (the "Warrant Agreement") provides that the Agents represented and warranted, inter alia, as follows: (i) the Retainer Warrants and the Common Stock issuable upon exercise of the Retainer Warrants (collectively, the "Retainer Securities") are being acquired for their own account, and not on behalf of any other persons; (ii) the Agents are acquiring the Retainer Securities to hold for investment, and not with a view to the resale or distribution of all or any part of the Retainer Securities;
(iii) the Agents will not sell or otherwise transfer the Retainer Securities in the absence of an effective registration statement under the Act, or an opinion of counsel satisfactory to the Company, that the transfer can be made without violating the registration provisions of the Act and the rules and regulations promulgated thereunder; (iv) each Agent is an "accredited investor" as defined in Rule 501 of Regulation D as promulgated under the Act; (v) each Agent has such knowledge, sophistication and experience in financial and business matters that it is capable of evaluating the merits and risks of the acquisition of the Retainer Securities; (vi) each Agent fully understands the nature, scope and duration of the limitations on transfer of the Retainer Securities as contained in the Warrant Agreement, (vii) each Agent understands that a restrictive legend as to transferability will be placed upon the certificates for any of the shares of Retainer Securities received by the Agents under the Warrant Agreement and that stop transfer instructions will be given to the Company's transfer agent regarding such certificates.

Item 5.  Other Information
         _________________
DSSI Acquisition
  The Company has entered into a stock purchase agreement dated May 16, 2000, to purchase Diversified Scientific Systems, Inc. ("DSSI") from
Waste Management, Inc. ("Seller"), subject to certain conditions being met. Under the terms of the agreement, upon completion of the purchase of DSSI, the Company is to pay the Seller $8.5 million, subject to the purchase price being increased or decreased under certain conditions, with $5 million payable in cash at closing and the balance evidenced by a promissory note (the "Note"). The Note is to be for a term of five years, will bear an annual rate of interest of 7%, with accrued interest payable annually and the principal amount payable in one lump sum at the end of the five-year term. DSSI's facility, located in Kingston, Tennessee, is permitted to transport, store and treat hazardous waste and mixed waste (waste containing both low level radioactive and hazardous waste) and to dispose of or recycle mixed waste in DSSI's incinerator located at DSSI's facility. The agreement provides that if the acquisition by the Company of DSSI is not completed within 90 days from May 16, 2000, or such longer period as is necessary to obtain approvals of applicable governmental authorities relating to the permits and licenses of DSSI necessary to consummate the transaction, either party may terminate the agreement, except under limited circumstances. See
Note 4 to Notes to Consolidated Financial Statements and the
"Management's Discussion and Analysis of Financial Condition and
Results of Operations--Proposed Acquisition" and "--Liquidity and
Capital Resources of the Company."

DSSI Amendment
  During August 2000, the Company and Seller entered into the DSSI Amendment which provides that the $8.5 million purchase price is not subject to adjustment and will be paid in the form of $2.5 million in cash, the First Note, and $2.5 million evidenced by a promissory note (the "Second Promissory Note") with a four-month term, bearing an annual interest rate of prime plus 1 3/4 percent (10.25% at August 17, 2000), with accrued interest and all principal payable upon the earlier of four months or upon the acquisition by Perma-Fix of any entity or substantially all the assets of another company. The Second Promissory Note will be secured by all property, plant and equipment of DSSI.

RBB Loan
  On or about July 14, 2000, the Company and CM entered into the RBB Letter Agreement, pursuant to which RBB Bank agreed to loan $750,000 to CM, as evidenced by the RBB Note, having a term until December 31, 2000, in the aggregate principal amount of $750,000, at an annual rate of 10% interest thereon with accrued interest and principal due in full upon the earlier of (i) December 31, 2000 and (ii) the Company entering into a private placement of its securities yielding in excess of $3,000,000 to the Company.

  The RBB Letter Agreement provides that if all principal and accrued and unpaid interest under the RBB Note is not paid in full by 5:00 p.m. New York time on (i) September 1, 2000 then the Company shall issue to RBB Bank a five (5) year warrant to purchase up to 100,000 shares of Common Stock at an exercise price equal to the closing market price of the Common Stock on the National Association of Securities Dealers Automated Quotation System SmallCap Market ("NASDAQ") on September 1, 2000 and (ii) October 1, 2000 then the Company shall issue to RBB Bank a five (5) year warrant to purchase up to 150,000 shares of Common Stock at an exercise price equal to the closing market price of the Common Stock on the NASDAQ on October 2, 2000 and (iii) November 1, 2000 then the Company shall issue to RBB Bank a five (5) year warrant to purchase up to 200,000 shares of Common Stock at an exercise price equal to the closing market price of the Common Stock on the NASDAQ on November 1, 2000 (iv) December 1, 2000 then the Company shall issue to RBB Bank a five (5) year warrant to purchase up to 250,000 shares of Common Stock at an exercise price equal to the closing market price of the Common Stock on the NASDAQ on December 1,
2000.

  As of August 17, 2000, RBB Bank holds approximately 12,501,379 shares, including 6,703,796 shares that RBB Bank holds of record or approximately 30.9% of the Company's Common Stock and 3,006,250 shares that RBB Bank has the right to acquire as of June 30, 2000, under certain warrants and 2,791,333 shares that RBB Bank has the right to acquire upon conversion of three (3) series of the Company's outstanding preferred stock consisting of 1,769 shares of Series 14 Class N Convertible Preferred Stock ("Series 14 Preferred"), 616 shares of Series 15 Class O Convertible Preferred Stock ("Series 15 Preferred") and 1,802 shares of Series 16 Class P Convertible Preferred Stock ("Series 16 Preferred") (collectively, the "RBB Preferred"). If the conversion of the currently outstanding RBB Preferred occurs between April 20, 2000 and April 20, 2001, then the (i) Series 14 Preferred, which during this period has a set conversion price of $1.50 per share of Common Stock, is convertible into 1,179,333 shares of Common Stock, (ii) Series 15 Preferred, which during this period has a minimum conversion price of $1.50 per share of Common Stock, is convertible into 410,667 shares of Common Stock, assuming the conversion is at $1.50 per share of Common Stock and (iii) Series 16 Preferred, which during this period has a minimum conversion price of $1.50 per share of Common Stock, is convertible into 1,201,333 shares of Common Stock, assuming the conversion is at $1.50 per share of Common Stock. If RBB Bank were to acquire an aggregate of 2,791,333 shares of Common Stock upon conversion of the outstanding shares of the RBB Preferred based on a conversion price of $1.50 per share of Common Stock and were to exercise all of the outstanding warrants to acquire Common Stock which are held by RBB Bank, RBB Bank would own approximately 45.5% of the outstanding Common Stock, assuming that the Company does not issue any other shares of Common Stock or acquire any of the RBB Preferred or the Common Stock and RBB Bank does not sell or otherwise dispose of any shares of Common Stock. This does not include the shares of Common Stock which may be issuable for payment of dividends on the RBB Preferred or which may be issued in the event warrants are issued in connection with the RBB Loan. RBB Bank has advised the Company that it is holding the shares of Common
Stock, the RBB Preferred, and the warrants exercisable into Common Stock on behalf of numerous clients. As a result, RBB Bank may share voting and investment power over such shares.

M&EC Letter of Intent
  Effective June 27, 2000, the Company has signed a letter of intent ("Letter of Intent") to acquire an 80% equity interest in East Tennessee Materials and Energy Corporation ("M&EC"). The remaining 20% equity interest shall be held by the current stockholders ("M&EC Owners")of M&EC. M&EC is licensed to operate a low-level radioactive and hazardous waste ("Mixed Waste") treatment facility at the U.S. Department of Energy's ("DOE") storage site in Oak Ridge, Tennessee. M&EC has previously been awarded contracts, each with a three-year term, subject to renewal, to process mixed waste under three Broad Spectrum Contracts awarded by Bechtel-Jacobs Company, LLC, which manages the DOE Oak Ridge site. As of the date of this report, M&EC is in the process of constructing its treatment facility and it does not have revenue generating activities.

  The Letter of Intent anticipates that in connection with the acquisition of M&EC, (i) the Company will deliver to the M&EC Owners $270,000, (ii) the Company will deliver to the M&EC Owners $810,000 in the form of Perma-Fix Common Stock, with the number of shares determined at the date of closing, but not to exceed 540,000 shares,
(iii) M&EC will issue M&EC preferred stock to the M&EC Owners to settle any outstanding debts of M&EC to the M&EC Owners, (iv) M&EC will settle certain outstanding tax liabilities, and (v) M&EC will settle certain liabilities regarding its 401(k) accounts. As of August 10, 2000, the Company has loaned M&EC $329,000 pursuant to the terms of the Letter of Intent. The Company intends to evidence such loan by the execution by M&EC of a security agreement and a promissory note in favor of the Company, which will be secured by the assets of M&EC. The acquisition of M&EC is subject to, among other things, regulatory approval, the Company's ability to obtain financing for the acquisition, the negotiation and execution of a definitive agreement and the completion of due diligence, all of which must be to the satisfaction of the Company. See Note 8 to Notes to Consolidated Financial Statements and the "Management's Discussion and Analysis of Financial Condition and Results of Operations --Proposed Acquisition" and "--Liquidity and Capital Resources of the Company."

Item 6.  Exhibits and Reports on Form 8-K
         ________________________________

        (a)  Exhibits
             ________

             2.1 Stock Purchase Agreement dated May 16, 2000, between the Company and Waste Management, Inc. as incorporated by reference from Exhibit 2.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000.

             2.2 Letter of Intent dated June 27, 2000, between the Company and East Tennessee Materials and Energy
                  Corporation, Hillis Enterprises, and Performance Development Corporation.

             4.1 Congress Letter of Consent dated July 25, 2000, relative to the RBB loan.

             4.2 Congress Letter of Consent dated July 25, 2000, relative to the acquisition of 80% equity interest in M&EC.

             10.1 Letter Agreement with RBB Bank Aktiengesellschaft.

             10.2 Form of Warrant Agreement between the Company,
                  Ryan, Beck & Co., Inc. ("Ryan Beck") and Larkspur Capital Corporation ("Larkspur") as incorporated by reference from Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000. The Company entered into substantially similar warrant agreements with certain officers and directors of Ryan Beck and Larkspur, except for the parties and the number of shares addressed thereunder, and the Company agrees to file copies of such omitted documents with the Commission upon the Commission's request.

             10.3 Unsecured Promissory Note with RBB Bank Aktiengesellschaft.

             27   Financial Data Schedule

        (b)  Reports on Form 8-K
             ___________________

             No report on Form 8-K was filed by the Company during the second quarter of 2000.

                                 SIGNATURES
                                 __________

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                PERMA-FIX ENVIRONMENTAL SERVICES, INC.


Date: August 18, 2000           By: /s/ Louis F. Centofanti
                                   ___________________________________
                                     Dr. Louis F. Centofanti
                                     Chairman of the Board
                                     Chief Executive Officer



                                By: /s/ Richard T. Kelecy
                                   ____________________________________
                                     Richard T. Kelecy
                                     Chief Financial Officer

                             EXHIBIT INDEX
                             _____________


Exhibit                                                     Sequential
  No.                     Description                         Page No.
________                  ___________                        _________


  2.1 Stock Purchase Agreement dated May 16, 2000, between the Company and Waste Management, Inc.
             as incorporated by reference from Exhibit 2.1 to the Company's quarterly report on Form
             10-Q for the quarter ended March 31, 2000.

  2.2        Letter of Intent dated June 27, 2000, between
             the Company and East Tennessee Materials and
             Energy Corporation, Hillis Enterprises, and
             Performance Development Corporation.                 32

  4.1        Congress Letter of Consent dated July 25, 2000,
             relative to the RBB loan.                            36

  4.2        Congress Letter of Consent dated July 25, 2000,
             relative to the acquisition of 80% equity
             interest in M&EC.                                    37

 10.1        Letter Agreement with RBB Bank Aktiengesellschaft.   39

 10.2 Form of Warrant Agreement between the Company, Ryan, Beck & Co., Inc. ("Ryan Beck") and Larkspur Capital Corporation ("Larkspur") as incorporated by reference from Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000. The Company entered into sub-stantially similar warrant agreements with certain officers and directors of Ryan Beck and Larkspur, except for the parties and the number of shares addressed thereunder, and the Company agrees to file copies of such omitted documents with the Commission upon the Commission's request.

 10.3        Unsecured Promissory Note with RBB Bank
             Aktiengesellschaft.                                   42

 27          Financial Data Schedule                               46