Form 10-Q
period 2000-09-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2000-11-20
CIK 891532

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                       ____________________

                            Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended      September 30, 2000
                                      ___________________________________
                                or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________________ to ________________

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   _____   _____

       Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.


         Class                               Outstanding at November 17, 2000
         _____                               ________________________________

Common Stock, $.001 Par Value                             21,833,649
                                                  (excluding 988,000 shares
                                                   held as treasury stock)

             PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                              INDEX



PART I FINANCIAL INFORMATION                                     Page No.
                                                                 _________

Item 1.  Financial Statements


         Consolidated Balance Sheets - September 30, 2000
            and December 31, 1999 . . . . . . . . . . . . . . . . . .2


         Consolidated Statements of Operations -
            Three and Nine Months Ended September 30, 2000 and
            1999 . . . . . . . . . . . . . . . . . . . . . . . . . . 4


         Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 2000 and 1999 . . . . . .5


         Consolidated Statements of Stockholder's Equity -
            Nine Months Ended September 30, 2000. . . . . . . . . . .6


          Notes to Consolidated Financial Statements . . . . . . . . 7


          Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of Operations . 17


          Item 3.  Quantitative and Qualitative Disclosures
                      about Market Risk . . . . . . . . . . . . . . .28


PART II  OTHER INFORMATION


         Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . .29


         Item 2.   Changes in Securities and Use of Proceeds. . . . .29


         Item 5.   Other Information. . . . . . . . . . . . . . . . .29


         Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . 32

             PERMA-FIX ENVIRONMENTAL SERVICES, INC.
               CONSOLIDATED FINANCIAL STATEMENTS


                         PART I, ITEM 1


       The consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.
Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods indicated.

       It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form
10-K for the year ended December 31, 1999.

       The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2000.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                                         September 30,
                                                             2000        December 31,
(Amounts in Thousands, Except for Share Amounts)          (Unaudited)       1999
_________________________________________________________________________________
ASSETS
Current assets:
     Cash and cash equivalents                               $   524     $   771
     Restricted cash equivalents and investments                  20          73
     Accounts receivable, net of allowance for doubtful
        accounts of $886 and $952, respectively               15,990      13,027
     Inventories                                                 616         229
     Prepaid expenses                                          1,379         486
     Other receivables                                           739          62
     Assets of discontinued operations                            47         377
                                                             _______     _______
           Total current assets                               19,315      15,025

Property and equipment:
     Buildings and land                                       14,015      12,555
     Equipment                                                18,310      13,682
     Vehicles                                                  2,406       2,274
     Leasehold improvements                                       16          16
     Office furniture and equipment                            1,495       1,223
     Construction in progress                                  3,555       1,210
                                                             _______     _______
                                                              39,797      30,960
     Less accumulated depreciation                            (9,321)     (7,690)
                                                             _______     _______
           Net property and equipment                         30,476      23,270

Intangibles and other assets:

     Permits, net of accumulated amortization of $1,923
        and $1,504, respectively                              13,552       8,544
     Goodwill, net of accumulated amortization of $1,244
        and $1,009, respectively                               6,918       7,154
     Other assets                                                605         651
                                                             _______     _______
           Total assets                                      $70,866     $54,644
                                                             =======     =======






     The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED


                                                                      September 30,
                                                                         2000         December 31,
(Amounts in Thousands, Except for Share Amounts)                      (Unaudited)        1999
___________________________________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $  6,671        $  7,587
     Accrued expenses                                                     8,288           5,885
     Revolving loan and term note facility                                  938             938
     Current portion of long term debt                                    7,864           1,427
     Current liabilities of discontinued operations                         220             588
                                                                       ________        ________
             Total current liabilities                                   23,981          16,425

Environmental accruals                                                    3,653           3,847
Accrued closure costs                                                     5,091             962
Long term debt, less current portion                                     16,190          12,937
Long term liabilities of discontinued operations                            654             654
                                                                       ________        ________
             Total long term liabilities                                 25,588          18,400
                                                                       ________        ________
             Total liabilities                                           49,569          34,825

Commitments and Contingencies (see Note 7)                                    -               -

Stockholders' equity:
     Preferred stock, $.001 par value; 2,000,000 shares authorized,
        4,187 and 4,537 shares issued and outstanding, respectively           -               -
     Common Stock, $.001 par value; 50,000,000 shares authorized,
        22,821,649 and 21,501,776 shares issued, including 988,000
        shares held as treasury stock                                        23              21
     Additional paid-in capital                                          43,466          42,367
     Accumulated deficit                                                (20,330)        (20,707)
                                                                      __________       ________
                                                                         23,159          21,681

 Less Common Stock in treasury at cost; 988,000                          (1,862)         (1,862)
        shares issued and outstanding                                 __________       ________

             Total stockholders' equity                                  21,297          19,819
                                                                      __________       _________

             Total liabilities and stockholders' equity               $  70,866        $  54,644
                                                                      ==========       =========

         The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
                                               Three Months Ended   Nine Months Ended
                                                 September 30,         September 30,
(Amounts in Thousands,                          _______________     _________________
 Except for Share Amounts)                       2000      1999      2000       1999
______________________________________________________________________________________
Net revenues                                    $15,360   $13,858    $43,441    $32,243

Cost of goods sold                               10,190     9,223     29,739     21,332
                                                _______    _______    _______   _______

        Gross profit                              5,170     4,635     13,702     10,911

Selling, general and administrative expenses      3,138     3,014      9,318      7,147

Depreciation and amortization                       903       771      2,617      1,887
                                               ________    _______    _______    _______

        Income from operations                    1,129       850      1,767      1,877

Other income (expense):

     Interest income                                 10        16         31         34

     Interest expense                              (556)     (257)    (1,407)      (375)

     Other                                           74       (11)       141        (31)
                                                _______   _______    _______     _______

        Net income                                  657       598        532       1,505

     Preferred Stock dividends                      (51)      (57)      (155)       (247)

     Gain on Preferred Stock redemption               -       188          -         188
                                                _______   _______    _______     _______
        Net income applicable
          to Common Stock                      $    606   $   729    $   377     $ 1,446
                                                =======   =======    =======     =======
_______________________________________________________________________________________

Net income per share:

        Basic                                  $    .03   $   .04    $   .02     $   .09
                                               ========   =======    =======     =======

        Diluted                                $    .03   $   .03    $   .02     $   .08
                                               ========   =======    =======     ========

Number of shares and Common stock
   equivalents used in computing net
   income per share:

        Basic:                                  21,720     20,386     21,427      16,472
                                               =======    =======    =======     =======

        Diluted                                 26,208     24,183     25,717      20,104
                                               =======    =======    =======     =======





         The accompanying notes are an integral part of the consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   Nine Months Ended
                                                                     September 30,
                                                                   _________________
(Amounts in Thousands, Except for Share Amounts)                    2000       1999
_____________________________________________________________________________________
Cash flows from operating activities:
   Net income from continuing operations                            $    532   $ 1,505
   Adjustments to reconcile net income
      to cash provided by (used in) operations:
   Depreciation and amortization                                       2,617     1,887
   Provision for bad debt and other reserves                              53        25
   Gain on sale of plant, property and equipment                        (107)      (19)
   Changes in assets and liabilities, net of effects from
      business acquisitions:
   Accounts receivable                                                  (753)   (1,968)
   Prepaid expenses, inventories and other assets                     (1,214)     (390)
   Accounts payable and accrued expenses                                (748)   (1,101)
                                                                    ________   _______
        Net cash provided by (used in) continuing operations             380       (61)

Net cash used by discontinued operations                                (343)     (789)

Cash flows from investing activities:
  Purchases of property and equipment, net                            (2,280)   (1,357)
  Proceeds from sale of plant, property and equipment                    191        65
  Change in restricted cash, net                                          36     1,060
  Cash used for acquisition consideration                             (2,500)   (1,000)
  Net cash used for acquisition settlements                                -    (1,616)
  Net cash provided by (used in) discontinued operations                 265       (42)
                                                                    ________   ________
        Net cash used in investing activities                         (4,288)   (2,890)

Cash flows from financing activities:
  Borrowings of revolving loan and term note facility                    445     4,668
  Principal repayments of long term debt                              (1,062)     (450)
  Proceeds from issuance of long term debt                             3,750       250
  Redemption of Preferred Stock                                            -      (750)
  Purchase of treasury stock                                               -       (49)
  Proceeds from issuance of stock                                        830       142
  Net cash used by discontinued operations                                (4)      (21)
                                                                    _________  ________
        Net cash provided by financing activities                      3,959     3,790

Increase (decrease) in cash and cash equivalents                        (292)       50

Cash and cash equivalents at beginning of period,
  including discontinued operations of $45, and $0, respectively         816       776
                                                                     ________  ________
Cash and cash equivalents at end of period,
  including discontinued operations of $0, and $43, respectively     $   524   $   826
                                                                     ========= ========

______________________________________________________________________________________

Supplemental disclosure:
  Interest and dividends paid                                        $ 1,301   $   755
Non cash investing and financing activities:
  Issuance of Common Stock for services                                    -        15
  Issuance of Common Stock for payment of dividends                      214       221
  Long term debt incurred for purchase of property and equipment         556       577
  Long term debt incurred for acquisitions                             6,000     4,700
  Issuance of stock and warrants for acquisitions                         57     3,000


           The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, for the Nine Months Ended September 30, 2000)

                                                                                                         Common
                                   Preferred Stock         Common Stock        Additional                 Stock
(Amounts in Thousands              ________________     ____________________    Paid-In     Accumulated   Held in
Except for Share Amounts)          Shares    Amount       Shares    Amount      Capital      Deficit     Treasury
__________________________________________________________________________________________________________________
Balance at December 31, 1999        4,537    $    -      21,501,776   $   21    $ 42,367    $ (20,707)   $  (1,862)

Net Income                              -         -               -        -           -          532            -
Preferred Stock dividend                -         -               -        -           -         (155)           -
Issuance of Common Stock for
   Preferred Stock dividend             -         -         168,825        -         214            -            -
Conversion of Preferred Stock
   to Common Stock                   (350)        -         322,351        1          (1)           -            -
Issuance of stock under
   Employee Stock Purchase Plan         -         -         101,697        -         103            -            -
Issuance of warrants in
   conjunction with acquisition         -         -               -        -          57            -            -
Exercise of warrants                    -         -         727,000        1         726            -            -
                                  ________     ______     _________    _______     _______     _______     ________

Balance at September 30, 2000       4,187     $   -      22,821,649    $  23    $ 43,466     $(20,330)    $ (1,862)

        The accompanying notes are an integral part of these consolidated financial statements.

             PERMA-FIX ENVIRONMENTAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2000
                          (Unaudited)

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

       The following is a reconciliation of basic net income per share to diluted net income per share for the three months and nine months ended
September 30, 2000 and 1999:
                                           Three Months Ended      Nine Months Ended
                                              September 30,          September 30,
(Amounts in Thousands,                     ___________________     _________________
 Except for Share Amounts                   2000        1999         2000     1999
_______________________________________________________________________________________
Net income applicable to
     Common Stock - basic                     $   606    $   729      $   377   $  1,446

Effect of dilutive securities -
     Preferred Stock dividends                     51         57          155        247

     Gain on Preferred Stock dividends              -       (188)           -       (188)
                                              _______    _______       ______    _______

Net income applicable to
     Common Stock - diluted                  $   657     $   598       $  532    $ 1,505
                                              ======     =======       ======    ========

Basic net income per sha re                  $  .03     $   .04       $  .02    $   .09
                                              ======     =======       ======    =======

Diluted net income per share                 $   .03     $   .03       $  .02    $   .08
                                              ======     =======       ======    =======

Weighted average shares outstanding-basic     21,720      20,386        21,427    16,472

Potential shares exercisable under stock
     option plans                              1,132         712         1,015       519

Potential shares upon exercise of warrants       565           -           484         -

Potential shares upon conversion of
     Preferred Stock                           2,791       3,085         2,791     3,113
                                              _______    _______       _______    ______

Weighted average shares outstanding-diluted   26,208      24,183        25,717    20,104
                                             ========    =======       =======    =======

3.     Discontinued Operations
       _______________________
       On January 27, 1997, an explosion and resulting tank fire occurred at the Perma-Fix of Memphis, Inc. ("PFM") facility, a hazardous waste storage, processing and blending facility, which resulted in damage to certain hazardous waste storage tanks located on the facility and caused certain limited contamination at the facility. As a result of the significant disruption and the cost to rebuild and operate this segment, the Company made a strategic decision, in February 1998, to discontinue its fuel blending operations at PFM. The fuel blending operations represented the principal line of business for PFM prior to this event, which included a separate class of customers and its discontinuance has required PFM to attempt to develop new markets and customers, through the utilization of the facility as a storage facility under its RCRA permit and as a transfer facility.

       The accrued environmental and closure costs related to PFM total $841,000 as of September 30, 2000, a decrease of $334,000 from the December 31, 1999, accrual balance. This reduction was principally a result of the specific costs related to general closure and remedial activities, including groundwater remediation, agency and investigative activities ($192,000) and the general operating losses, including indirect labor, materials and supplies, incurred in conjunction with the above actions ($142,000). The general operating losses do not reflect management fees charged by the Company. The remaining environmental and closure liability represents the best estimate of the cost to complete the groundwater remediation at the site of approximately $580,000, the costs to complete the facility closure activities over the next five (5) year period (including agency and investigative activities, and future operating losses during such closure period) totaling approximately $261,000.

4.     Acquisition
       ___________

       On May 16, 2000, Perma-Fix Environmental Services, Inc. (the "Company"), and Waste Management Holdings, Inc., a Delaware corporation ("Waste Management Holdings") entered into a Stock Purchase Agreement which was subsequently amended on August 31, 2000 (together, the "Stock Purchase Agreement"), wherein the Company agreed to purchase all of the outstanding capital stock of Diversified Scientific Services, Inc. ("DSSI") from Waste Management Holdings, Inc. pursuant to the terms of the Stock Purchase Agreement. On August 31, 2000, the conditions precedent to closing of the Stock Purchase Agreement were completed and the Stock Purchase Agreement was consummated.

       Under the terms of the Stock Purchase Agreement, the purchase price paid by the Company in connection with the DSSI acquisition was $8,500,000, consisting of (i) $2,500,000 in cash at closing,
(ii) a guaranteed promissory note (the "Guaranteed Note"), guaranteed by DSSI, with the DSSI guarantee secured by certain assets of DSSI (except for accounts, accounts receivable, general intangibles, contract rights, cash, real property and proceeds thereof), executed by the Company in favor of Waste Management Holdings in the aggregate principal amount of $2,500,000 and bearing interest at a rate equal to the prime rate charged on August 30, 2000, as published in the Wall Street Journal plus 1.75% per annum and having a term of the lesser of 120 days from August 31, 2000, or the business day that the Company acquires any entity or substantially all of the assets of an entity (the "Guaranteed Note Maturity Date"), with interest and principal due in a lump sum at the end of the Guaranteed Note Maturity Date, and (iii) an unsecured promissory note (the "Unsecured Promissory Note"), executed by the Company in favor of Waste Management Holdings in the aggregate principal amount of $3,500,000, and bearing interest at a rate of 7% per annum and having a five-year term with interest to be paid annually and principal due at the end of the term of the Unsecured Promissory Note.

       The cash portion of the purchase price for DSSI was obtained pursuant to the terms of a short term bridge loan agreement (the "$3,000,000 RBB Loan Agreement") with RBB Bank Aktiengesellschaft, a bank organized under the laws of Austria ("RBB Bank"), whereby RBB Bank loaned (the "$3,000,000 RBB Loan") the Company the aggregate principal amount of $3,000,000, as evidenced by a Promissory Note (the "$3,000,000 RBB Promissory Note") in the face amount of $3,000,000, having a maturity date of November 29, 2000, and bearing an annual interest rate of 12%.

       The principal business of DSSI, conducted at its facility in Kingston, Tennessee, is the permitted transportation, storage and treatment of hazardous waste and mixed waste (waste containing both low level radioactive and hazardous waste) and the disposal of or recycling of mixed waste in DSSI's treatment unit located at DSSI's facility. The Company intends to continue using the DSSI facility for substantially the same purposes as such was being used prior to the acquisition by the Company.

       The acquisition was accounted for using the purchase method effective August 31, 2000, and accordingly, the assets and liabilities as of this date are included in the accompanying consolidated financial statements. As of September 1, 2000, the Company has performed a preliminary purchase price allocation based upon information available as of this date. Accordingly, the purchase price has been preliminarily allocated to the net assets acquired and net liabilities assumed based on their estimated fair values. Included in this preliminary allocation were acquired assets of approximately $9,165,000 and assumed liabilities of approximately $6,007,000, against total consideration of $8,500,000. This preliminary allocation has resulted in an excess purchase price over the fair value of the net assets acquired of $5,400,000 which was assigned to intangible permits. The intangible permits are being amortized on a straight line basis over 20 years. The preliminary purchase price allocation is subject to completing the valuation of certain assets and liabilities, which have not been finalized, and may or may not result in a change to the estimated fair market values assigned. The results of the acquired business have been included in the consolidated financial statements since the date of acquisition. The audited financial statements of DSSI for the fiscal year ended December 31, 1999, reflected net revenues of $10,129,000, net income of $2,590,000 and an EBITDA of $2,754,000.

       We accrued for the estimated closure costs, determined pursuant to RCRA and BIF guidelines, for the regulated facility acquired.
This accrual, recorded at $4,106,000, represents the potential future liability to close and remediate such facilities, should such a cessation of operations ever occur. No insurance or third party recovery was taken into account in determining our cost estimates or reserve, nor do our cost estimates or reserve reflect any discount for present value purposes.

       The following unaudited pro forma information presents the consolidated statement of operations of the company as if the acquisition had taken place on January 1, 1999. DSSI had a
December 31 fiscal year end and therefore, their results for the year ended December 31, 1999, have been consolidated with our
results for the year ended December 31, 1999.   DSSI's results for
the nine months ended September 30, 2000 and 1999, have been consolidated with our results for the nine months ended September 30, 2000 (excluding the DSSI results for September 2000, included therein) and 1999.

                                                            Nine Months Ended
                                             Year Ended        September 30,
(Amounts in thousands,                       December 31,  ___________________
 except per share amounts)                      1999        2000         1999
______________________________________________________________________________
Net revenues                                  $ 56,593     $46,822     $39,016

Net income (loss) applicable to Common Share     2,899        (492)      1,767

Net Income (loss) per share:

   Basic                                           .17        (.02)        .11
   Diluted                                         .14        (.02)        .09

Weighted average number of common
   shares outstanding

   Basic                                        17,488      21,427      16,472
   Diluted                                      21,224      21,427      20,104

       These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of intangible permits and increased interest expense on acquisition related debt. They do not purport to be indicative of the results of operations that actually would have resulted on the date indicated, or which may result in the future.

5.     Proposed Acquisition
       ____________________
            During July 2000, the Company signed a letter of intent to acquire 80% of the voting stock of East Tennessee Materials and Energy Corporation ("M&EC"). Subsequently, the Company and M&EC orally modified their negotiations to address a proposed acquisition by the Company of 100% of the voting stock of M&EC. M&EC is licensed to operate a low level radioactive and hazardous ("Mixed Waste") treatment facility at the U.S. Department of Energy's ("DOE") site in Oak Ridge, Tennessee. The two-acre M&EC facility, which is intended for the treatment of government and commercial mixed waste, is the only non-government operated mixed waste treatment facility that is located within the government's Oak Ridge, Tennessee, site. M&EC will process mixed waste under three Broad Spectrum contracts granted to M&EC. As of the date of this report, M&EC is in the process of constructing its treatment facility and has no material revenue generating activities. If this transaction is completed, the Company anticipates it will pay consideration of approximately $1,350,000 which shall be payable at closing, as follows: (i) $338,000 in cash, and (ii) $1,012,000 in the form of Perma-Fix Common Stock, with the number of shares determined at the date of closing, but not to exceed 675,000 shares. In addition, M&EC would issue, prior to the closing of this transaction, M&EC preferred stock to the current M&EC Owners. As of November 15, 2000, the Company has loaned M&EC $930,000. The Company has evidenced such loan by the execution by M&EC of a promissory note in favor of the Company, which is secured by the assets of M&EC. The acquisition of M&EC is subject to, among other things, negotiation and execution of a definitive agreement, completion of due diligence, regulatory approval, the Company obtaining appropriate financing for the acquisition, and the Company obtaining the settlement of certain of M&EC's tax liabilities and obligations relating to M&EC's 401(k), all of which must be to the satisfaction of the Company.

6.     Long term Debt
       --------------

       Long term debt consists of the following at September 30, 2000, and December 31, 1999 (in thousands):

                                                                September 30,
                                                                     2000       December 31,
                                                                 (Unaudited)       1999
                                                                _____________   ____________
Revolving loan facility dated January 15, 1998, as
  amended May 27, 1999 and August 31, 2000,
  borrowings based upon eligible accounts receivable,
  subject to monthly borrowings base calculation,
  variable interest paid monthly at prime rate plus
  1 3/4 (11.25% at September 30, 2000).                           $  7,040     $  5,891

Term loan agreement dated January 15, 1998, as amended
  May 27, 1999, payable in monthly principal install-
  ments of $78, balance due in June 2002, variable
  interest paid monthly at prime rate plus 1 3/4
  (11.25% at September 30, 2000).                                    2,500        3,203

Three promissory notes dated May 27, 1999, payable in
  equal monthly installments of principal and interest
  of $90 over 60 months, due June 2004, interest at
  5.5% for first three years and 7% for remaining two years.         3,635        4,283

Promissory note dated July 14, 2000, payable in lump sum
  of principal and interest on the earlier of December 31,
  2000, or ten business days after $3,000,000 in securities
  raised, interest paid at annual rate of 10%.                         750            -

Promissory note dated August 29, 2000, payable in lump sum of principal and interest on November 29, 2000, interest
  paid at annual rate of 12%.                                        3,000            -

Promissory note dated August 31, 2000, payable in lump sum on
  December 31, 2000, interest paid annually at 11.25%.               2,500            -

Promissory note dated August 31, 2000, payable in lump sum in
  August 2005, interest paid annually at 7%.                         3,500            -

Various capital lease and promissory note obligations, payable
   2000 to 2005, interest at rates ranging from 7.5% to 13.0%.       2,067        1,925
                                                                  ________     ________

                                                                    24,992       15,302

Less current portion of revolving loan and term note facility          938          938

Less current portion of long term debt                               7,864        1,427
                                                                  ________     _________
                                                                  $ 16,190     $ 12,937
                                                                  ========     =========

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

       In connection with the acquisition of Chemical Conservation Corporation (CCC), Chemical Conservation of Georgia, Inc. (CCG) and Chem-Met Services, Inc. (CM) on May 27, 1999, Congress, the Company, and the Company's subsidiaries, including CCC, CCG and CM entered into an Amendment and Joinder to Loan and Security Agreement (the "Loan Amendment") dated May 27, 1999, pursuant to which the Loan and Security Agreement ("Original Loan Agreement") among Congress, the Company and the Company's subsidiaries were amended to provide, among other things, (i) the credit line being increased from $7,000,000 to $11,000,000, with the revolving line of credit portion being determined as the maximum credit of $11,000,000, less the term loan balance, with the exact amount that can be borrowed under the revolving line of credit not to exceed eighty percent (80%) of the Net Amount of Eligible Accounts (as defined in the Original Loan Agreement) less certain reserves, (ii) the term loan portion of the Original Loan Agreement being increased from its current balance of approximately $1,600,000 to $3,750,000 and it shall be subject to a four-year amortization schedule payable over three years at an interest rate of 1.75% over prime, (iii) the term of the Original Loan Agreement, as amended, was extended for three years from the date of the acquisition, subject to earlier termination pursuant to the terms of the Original Loan Agreement, as amended, (iv) CCC, CCG and CM being added as co-borrowers under the Original Loan Agreement, as amended, (v) the interest rate on the revolving line of credit will continue at 1.75% over prime, with a rate adjustment to 1.5% if net income applicable to Common Stock of the Company is equal to or greater than $1,500,000 for fiscal year ended December 31, 2000,
(vi) the monthly service fee shall increase from $1,700 to $2,000;
(vii) government receivables will be limited to 20% of eligible accounts receivable, and (viii) certain obligations of CM shall be paid at closing of the acquisition of CCC, CCG and CM. The Loan Amendment became effective on June 1, 1999, when the Stock Purchase Agreements were consummated. Payments under the term loan commenced on June 1, 1999, with monthly principal payments of approximately $78,000 and a final balloon payment in the amount of $938,000 due on June 1, 2002. The Company incurred approximately $40,000 in additional financing fees relating to the closing of this amendment, which is being amortized over the remaining term of the agreement.

       In connection with the acquisition of DSSI on August 31, 2000, Congress, the Company and the Company's subsidiaries, including
DSSI entered into a Second Amendment and Joinder to Loan and Security Agreement (the "Second Amendment") dated August 31, 2000, pursuant to which the Original Loan Agreement among Congress, the Company and the Company's subsidiaries were amended to provide, among other things, (i) the credit line being increased from $11,000,000 to $12,000,000, with the revolving line of credit portion being determined as the maximum credit of $12,000,000, less the term loan balance, with the exact amount that can be borrowed under the revolving line of credit not to exceed eighty percent
(80%) of the Net Amount of Eligible Accounts (as defined in the Original Loan Agreement) less certain reserves, and (ii) DSSI being added as a co-borrower under the terms of the original loan agreement, as amended. The Second Amendment became effective on August 31, 2000, when the acquisition of DSSI was consummated. The Company incurred approximately $35,000 in amendment fees associated with the Second Amendment, as required pursuant to the acquisition of DSSI. The interest rate on the revolving loan and term loan was 11.25% at September 30, 2000.

       Under the terms of the Original Loan Agreement, as amended, the Company had agreed to maintain an Adjusted Net Worth (as defined in the Original Loan Agreement) of not less than $3,000,000 throughout the term of the Original Loan Agreement, which was amended, pursuant to the above noted CCC, CCG and CM acquisition. The adjusted net worth covenant requirement ranged from a low of $1,200,000 at June 1, 1999, to a high of $3,000,000 from July 1,
2000, through the remaining term of the Loan Agreement. However, pursuant to the DSSI acquisition and Second Amendment, the covenant requirements were amended as follows: (i) the Company agreed to maintain a net worth in accordance with GAAP on a consolidated basis of not less than $19,500,000 from the date of the acquisition until December 31, 2001, and (ii) effective December 31, 2001, through the remaining term of the Original Loan Agreement, the Company agreed to maintain an adjusted net worth of not less than $3,000,000. The Company has agreed that it will not pay any dividends on any shares of capital stock of the Company, except that dividends may be paid on the Company's shares of Preferred
Stock outstanding as of the date of the Loan Amendment
(collectively, "Excepted Preferred Stock") under the terms of the applicable Excepted Preferred Stock and if and when declared by the Board of Directors of the Company pursuant to Delaware General Corporation Law. As security for the payment and performance of the Original Loan Agreement, as amended, the Company and its subsidiaries (including CCC, CCG, CM and DSSI) have granted a first security interest in all accounts receivable, inventory, general intangibles, equipment and certain of their other assets, as well as the mortgage on two facilities owned by subsidiaries of the Company, except for certain real property owned by CM, for which a first security interest is held by the TPS Trust and the ALS Trust as security for CM's non-recourse guaranty of the payment of the Promissory Notes. All other terms and conditions of the original loan remain unchanged.

       As of September 30, 2000, borrowings under the revolving loan agreement were approximately $7,040,000, an increase of $1,149,000 over the December 31, 1999, balance of $5,891,000. The balance under the term loan at September 30, 2000, was $2,500,000, a decrease of $703,000 from the December 31, 1999, balance of $3,203,000. As of September 30, 2000, the Company's borrowing availability under the Congress credit facility, based on its then outstanding eligible accounts receivable, was approximately $2,237,000, including $1.0 million of additional borrowing availability extended to the Company by Congress. The additional borrowing availability was provided to the Company to assist with the acquisition of DSSI and M&EC (see Note 4 and Note 5) and to fund certain facility expansions and capital improvements, in anticipation of the Company raising additional funds. During the first quarter of 2000, the Company engaged Ryan, Beck & Co. and Larkspur Capital Corporation (collectively, the "Financial Advisors") as financial advisors to the Company in the private placement of new debt and possible equity.

       Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of CCC, CCG and CM, a portion of the consideration was paid in the form of the Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of CCC, CCG and CM. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years with the first installment due on July 1, 1999, and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $3,635,000 at September 30, 2000, of which $906,000 is in the current portion. Payments of such Promissory Notes are guaranteed by CM under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by CM.

       On July 14, 2000, the Company entered into a letter agreement ("$750,000 RBB Loan Agreement") with RBB Bank Aktiengesellschaft ("RBB Bank"), pursuant to which RBB Bank, acting as agent for certain investors who provided the funds, loaned (the "$750,000 RBB Loan") the Company the aggregate principal amount of $750,000, as evidenced by an unsecured promissory note (the "$750,000 RBB

Promissory Note") in the face amount of $750,000, bearing an annual interest rate of 10.0% per annum. The purpose of the $750,000 RBB Loan is to provide interim financing to facilitate the acquisition of DSSI and M&EC (see Note 4 and Note 5) and to fund certain capital expansions at the Company's existing facilities. The principal amount of this Note and accrued interest thereon is payable in full upon the earlier of (i) December 31, 2000, or (ii) ten business days after the Company raises $3,000,000 or more through a private placement of capital securities. As previously discussed in Note 6, during the first quarter, the Company engaged Ryan, Beck & Co. and Larkspur Capital Corporation as financial advisors to the Company in the private placement of new debt and possible equity.

       On August 29, 2000, the Company entered into a short term bridge loan agreement with RBB Bank in connection with the Company's acquisition of DSSI. This loan agreement (the "$3,000,000 RBB Loan Agreement") was between the Company and RBB Bank, pursuant to which RBB Bank, acting as agent for certain investors who provided the funds, loaned (the "$3,000,000 RBB Loan") the Company the aggregate principal amount of $3,000,000, as evidenced by a Promissory Note
(the "$3,000,000 RBB Promissory Note") in the face amount of $3,000,000, having a maturity date of November 29, 2000 and bearing an annual interest rate of 12%.

       In connection with the $3,000,000 RBB Loan, the Company paid RBB Bank a fee of $15,000 and issued RBB Bank, as agent for the investors who loaned the money to the Company, certain warrants
(the "Initial RBB Loan Warrants"), having a term of three (3)
years, allowing the purchase of up to 150,000 shares of the
Company's Common Stock, par value $.001 per share (the "Common
Stock"), at an exercise price of $1.50 per share, with these warrants containing a cashless exercise provision.  The Black
Scholes valuation of these warrants was $57,000 and such amount was recorded as acquisition costs. Pursuant to the terms of the
$3,000,000 RBB Loan Agreement, if all principal and accrued and unpaid interest under the $3,000,000 RBB Promissory Note is not paid in full by 5:00 p.m. New York time, (i) on October 30, 2000, then the Company shall issue to RBB Bank, as agent for the
investors who loaned the money to the Company, certain additional warrants, having a term of three (3) years, allowing the purchase of up to an additional 5,000 shares of Common Stock for each
$100,000 of unpaid principal remaining under the Promissory Note on such date, at an exercise price equal to the closing market price of the Common Stock on the NASDAQ on October 30, 2000, with such warrants containing a cashless exercise provision, (ii) on November
29, 2000, then the Company shall issue to RBB Bank, as agent for the investors who loaned the money to the Company, a certain number of shares of Common Stock, with the number of shares determined by dividing $300,000 by the closing market price of the Common Stock on the NASDAQ on such date, if shares of Common Stock have been traded on the NASDAQ on such date, or on the most recent trading date, if shares of Common Stock have not been traded on the NASDAQ on such date, and (iii) on the 29th day of each month after
November 2000, then the Company shall issue to RBB Bank, as agent for the investors who loaned the money to the Company, a certain additional number of shares of Common Stock, with the number of shares determined by dividing $300,000 by the closing market price of the Common Stock on the NASDAQ on such date, if shares of Common Stock have been traded on the NASDAQ on such date, or on the most recent trading date, if shares of Common Stock have not been traded on the NASDAQ on such date.  As of October 30, 2000, RBB Bank is the beneficial owner of approximately 12,830,363 shares of Common
Stock or approximately 45.9% of the issued and outstanding Common Stock. See "Management's Discussion and Analysis of Financial
Condition and Results of Operations   RBB Loan," and "Part II
Other Information, Item 5."

       On August 31, 2000, the Company issued to Waste Management a certain short term note as part of the consideration for the purchase of DSSI. This note was a guaranteed promissory note (the "Guaranteed Note"), guaranteed by DSSI, with the DSSI guarantee secured by certain assets of DSSI (except for accounts, accounts receivable, general intangibles, contract rights, cash, real property, and proceeds thereof), executed by the Company in favor of Waste Management Holdings in the aggregate principal amount of $2,500,000, and bearing interest at a rate equal to the prime rate charged on August 30, 2000, as published in the Wall Street Journal plus 1.75% per annum and having a term of the lesser of 120 days from August 31, 2000, or the business day that the Company acquires any entity or substantially all of the assets of an entity (the

"Guaranteed Note Maturity Date"), with interest and principal due in a lump sum at the end of the Guaranteed Note Maturity Date.

       In addition, as part of the consideration for the purchase of DSSI, the Company issued to Waste Management Holdings a long term unsecured promissory note (the "Unsecured Promissory Note") in the aggregate principal amount of $3,500,000, bearing interest at a rate of 7% per annum and having a five-year term with interest to be paid annually and principal due at the end of the term of the Unsecured Promissory Note.

7.     Commitments and Contingencies
       _____________________________
Hazardous Waste
       In connection with our waste management services, we handle both hazardous and non-hazardous waste which we transport to our own or other facilities for destruction or disposal. As a result of disposing of hazardous substances, in the event any cleanup is required, we could be a potentially responsible party for the costs of the cleanup notwithstanding any absence of fault on our part.

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

8.     Business Segment Information
       ____________________________
       Pursuant to FAS 131, we define an operating segment as:

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

       Our reportable segments are defined as follows:

       The Waste Management Services segment, which provides on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial and commercial, mixed waste, radioactive waste, and wastewater through our eight TSD facilities; Perma-Fix Treatment Services, Inc., Perma-Fix of Dayton, Inc., Perma-Fix of
Ft. Lauderdale, Inc., Perma-Fix of Florida, Inc., Chemical
Conservation Corporation, Chemical Conservation of Georgia, Inc., Chem-Met Services, Inc., and Diversified Scientific Services, Inc.
We provide through Perma-Fix Inc. and Perma-Fix of New Mexico, Inc. on-site waste treatment services to convert certain types of characteristic hazardous and mixed wastes into non-hazardous waste and various waste management services to certain governmental agencies through Chem-Met Government Services.

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

       The following table shows certain financial information by business segment for the quarter ended September 30, 2000, and quarter ended September 30, 1999, and excludes the results of operations of the discontinued operations.

Segment Reporting for the Quarter Ended September 30, 2000

                                     Waste                Segments                         Consolidated
                                    Services  Engineering   Total     Corp.(2)  Memphis(3)    Total
                                    ________  ___________  _______    ________  __________  ___________
Revenue from external customers     $14,640     $  720     $15,360     $   -     $   -       $15,360
Intercompany revenues                 1,879         35       1,914         -         -         1,914
Interest income                           6          -           6         4         -            10
Interest expense                        428         15         443       113         -           556
Depreciation and amortization           863         22         885        18         -           903
Segment profit (loss)                 1,215         54       1,269      (663)        -           606
Segment assets(1)                    66,464      2,312      68,776     2,043        47        70,866
Expenditures for segment assets       1,046          2       1,048         2         -         1,050

Segment Reporting for the Quarter Ended September 30, 1999

                                    Waste                 Segments                         Consolidated
                                   Services  Engineering    Total     Corp(2)   Memphis(3)     Total
                                   ________  ___________  _________   _______   __________  ____________
Revenue from external customers    $ 12,457    $ 1,401     $13,858     $   -     $    -     $ 13,858
Intercompany revenues                   606        105         711         -          -          711
Interest income                          16          -          16         -          -           16
Interest expense                        249        (10)        239        18          -          257
Depreciation and amortization           738         28         766         5          -          771
Segment profit (loss)                 1,084        (45)      1,039      (310)         -          729
Segment assets(1)                    49,840      2,560      52,400       798        511       53,709
Expenditures for segment assets         771          1         772        45          -          817

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2) Amounts reflect the activity for corporate headquarters.

(3) Amounts reflect the activity for Perma-Fix of Memphis, Inc., which is a discontinued operation, not included in the segment information (See Note 3).

       The table below shows certain financial information by business segment for the nine months ended September 30, 2000, and nine months ended September 30, 1999, and excludes the results of operations of the discontinued operations.

Segment Reporting for the Nine Months Ended September 30, 2000

                                     Waste                  Segments                           Consolidated
                                    Services  Engineering    Total      Corp(2)    Memphis(3)     Total
                                    ________  ___________   ________    ________   __________  ____________
Revenue from external customers     $40,898    $  2,543     $43,441     $     -    $     -     $   43,441
Intercompany revenues                 4,207         113       4,320           -          -          4,320
Interest income                          20           -          20          11          -             31
Interest expense                      1,105          43       1,148         259          -          1,407
Depreciation and amortization         2,503          62       2,565          52          -          2,617
Segment profit (loss)                 1,928         273       2,201      (1,824)         -            377
Segment assets(1)                    66,464       2,312      68,776       2,043         47         70,866
Expenditures for segment assets       2,739          51       2,790          46          -          2,836

Segment Reporting for the Nine Months Ended September 30, 1999

                                    Waste                   Segment                            Consolidated
                                   Services   Engineering    Total       Corp(2)   Memphis(3)     Total
                                   ________   ___________  ________     ________   __________  ____________
Revenue from external customers    $ 28,698     $ 3,545    $ 32,243     $     -     $    -     $  32,243
Intercompany revenues                 1,889         296       2,185           -          -         2,185
Interest income                          32           -          32           2          -            34
Interest expense                        382          33         415         (40)         -           375
Depreciation and amortization         1,805          68       1,873          14          -         1,887
Segment profit (loss)                 2,524          51       2,575      (1,129)         -         1,446
Segment assets(1)                    49,840       2,560      52,400         798        511        53,709
Expenditures for segment assets       1,780          16       1,796         138          -         1,934

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

             PERMA-FIX ENVIRONMENTAL SERVICES, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         PART I, ITEM 2

Forward-looking Statements
       Certain statements contained with this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things, (i) ability or inability to continue and improve operations and remain profitable on an annualized basis,
(ii) the Company's ability to develop or adopt new and existing technologies in the conduct of its operations, (iii) anticipated financial performance, (iv) ability to comply with the Company's general working capital requirements, (v) ability to retain or receive certain permits or patents, (vi) ability to be able to continue to borrow under the Company's revolving line of credit,
(vii) ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and the Company's facilities in Memphis, Tennessee; Valdosta, Georgia and Detroit Michigan, (viii) ability to remediate certain contaminated sites for projected amounts, (ix) completion of the acquisition of M&EC, (x) ability to obtain new sources of financing, and (xi) all other statements which are not statements of historical fact. While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to,
(i) general economic conditions, (ii) material reduction in revenues, (iii) inability to collect in a timely manner a material amount of receivables, (iv) increased competitive pressures, (v) the ability to maintain and obtain required permits and approvals to conduct operations, (vi) the ability to develop new and existing technologies in the conduct of operations, (vii) ability to receive or retain certain required permits or to obtain regulatory approvals to modify the permits held by M&EC to complete the acquisition of M&EC, (viii) discovery of additional contamination or expanded Contamination at a certain Dayton, Ohio, property formerly leased by the Company or the Company's facilities at Memphis, Tennessee; Valdosta, Georgia and Detroit Michigan, which would result in a material increase in remediation expenditures,
(ix) determination that PFM is the source of chlorinated compounds at the Allen Well Field, (x) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, (xi) potential increases in equipment, maintenance, operating or labor costs, (xii) management retention and development, (xiii) the requirement to use internally generated funds for purposes not presently anticipated, (xiv) inability to remain profitable, (xv) the inability to secure additional liquidity in the form of additional equity or debt, (xvi) the commercial viability of our on-site treatment process, (xvii) the inability of the Company to obtain under certain circumstances shareholder approval of the transaction in which the Series 10 Preferred and certain warrants were issued, (xviii) the inability of the Company to maintain the listing of its Common Stock on the NASDAQ, (xix) the determination that CM or CCC was responsible for a material amount of remediation at certain Superfund sites, (xx) inability to obtain additional financing, (xxi) inability to finalize the acquisition of M&EC, (xxii) inability of the Company to obtain a new term and revolving credit facility, (xxiii) inability of the Company to pay the balance due under the $750,000 RBB Promissory Note, the $3,000,000 RBB Promissory Note, and the Guaranteed Note. The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations
       The table below should be used when reviewing management's discussion and analysis for the three and nine months ended
September 30, 2000, and 1999:

                                   Three Months Ended               Nine Months Ended
                                      September 30,                   September 30,
                              ______________________________   _______________________________
Consolidated                    2000     %     1999      %       2000     %      1999      %
____________                  _______  _____  _______  _____   ________ ______  _______  _____
  (amounts in thousands)
Net                           $15,360  100.0  $13,858  100.0    $43,441  100.0  $32,243  100.0

Cost of Goods Sold             10,190   66.3    9,223   66.6     29,739   68.5   21,332   66.2
                              _______  _____   ______  _____    _______  _____  _______  ______

   Gross Profit                 5,170   33.7    4,635   33.4     13,702   31.5   10,911   33.8

Selling, General &
   Administrative               3,138   20.4    3,014   21.7      9,318   21.4    7,147   22.2

Depreciation/Amortization         903    5.9      771    5.6      2,617    6.0    1,887    5.9
                              _______  _____   _______  ____    _______   _____ ________  _____
   Income from
     Operations               $ 1,129    7.4   $  850    6.1    $ 1,767    4.1  $ 1,877     5.8
                              =======  =====   ======   =====   =======  ====== ========  =====

Interest Expense                 (556)  (3.6)    (257)  (1.9)    (1,407)  (3.2)    (375)   (1.2)

Preferred Stock Dividends         (51)  (0.3)     (57)  (0.4)      (155)  (0.4)    (247)   (0.8)

Gain on Preferred
   Stock Redemption                 -      -      188    1.4          -      -      188     0.6

Summary -- Three and Nine Months Ended September 30, 2000, and 1999
___________________________________________________________________
       We provide services through two reportable operating segments. The Waste Management Services segment is engaged in on-and off-site treatment, storage, disposal and processing of a wide variety of by-products and industrial, hazardous and mixed wastes (waste containing both hazardous and low level radioactive material).
This segment competes for materials and services with numerous regional and national competitors to provide comprehensive and cost-effective Waste Management Services to a wide variety of customers in the Midwest, Southeast and Southwest regions of the country. We operate and maintain facilities and businesses in the waste by-product brokerage, on-site treatment and stabilization, and off-site blending, treatment and disposal industries. Our Consulting Engineering segment provides a wide variety of environmental related consulting and engineering services to industry and government. The Consulting Engineering segment provides oversight management of environmental restoration projects, air and soil sampling, compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities.

       Consolidated net revenues increased to $15,360,000 from $13,858,000 for the quarter ended September 30, 2000, as compared to the same quarter in 1999. This increase of $1,502,000 or 10.8% is principally attributable to the additional revenues resulting from the acquisition of Diversified Scientific Services, Inc.
(DSSI), effective August 31, 2000, which contributed approximately $1,088,000 to this increase. Also contributing to this increase, were increases within the Waste Management Services segment totaling approximately $1,095,000, partially from an increase in mixed waste revenues due to the significant expansion of the North Florida mixed waste facility, in conjunction with the expanded permit as received during the second quarter of 2000. Offsetting these increases, were decreases within the Consulting Engineering segment totaling approximately $681,000 principally from the Mintech, Inc. engineering company whose operations were reduced and merged with Schreiber, Yonley and Associates, Inc. during the 2nd half of 1999. Consolidated net revenues increased to $43,441,000 from $32,243,000 for the nine-month period ended September 30, 2000. This increase of $11,198,000 or 34.7% is attributable to the Waste Management Services segment which experienced an increase in revenues of $12,200,000. The additional revenues resulting from the acquisition of CCC, CCG and CM in the aggregate contributed approximately $10,868,000 to this increase along with additional revenues resulting from the acquisition of DSSI of approximately $1,088,000. Other Waste Management Services facilities contributed $244,000 to this increase. Partially offsetting this increase, were decreases within the consulting engineering segment totaling approximately $1,002,000, principally from the Mintech, Inc. engineering company whose operations were reduced and merged with Schreiber, Yonley and Associates, Inc. during the second half of 1999.

       Cost of goods sold for the Company increased $967,000 or 10.5% for the quarter ended September 30, 2000, as compared to the quarter ended September 30, 1999. This consolidated increase in cost of goods sold reflects principally the increased operating, disposal and transportation costs, corresponding to the increased revenues from the acquisition of DSSI, as discussed above, which totaled $392,000. Increased operating costs were also recognized across most of the Waste Management Services facilities, as we increased certain fixed costs and began preparation for the processing of new wastewater streams at several industrial facilities and the expanded mixed waste processing capabilities at the North Florida mixed waste facility. The resulting gross profit for the quarter ended September 30, 2000, increased $535,000 to $5,170,000 which as a percentage of revenue is 33.7%, reflecting an increase over the corresponding quarter in 1999 percentage of revenue of 33.4%. This increase in gross profit as a percentage of revenue was principally recognized through an increase in the Consulting Engineering segment from 19.7% in 1999 to 29.9% in 2000, reflecting the effect of Mintech, Inc. being reduced and merged into Schreiber, Yonley and Associates, Inc. in the second half of 1999. This was offset by the Waste Management Services segment which experienced a decrease from 34.5% in 1999 to 33.8% in 2000 reflecting the expansion and startup activities discussed above.
Cost of goods sold also increased $8,407,000 or 39.4% for the nine-month period ended September 30, 2000, as compared to the nine-month period ended September 30, 1999. This increase is a direct result of the increased operating, disposal and transportation costs, corresponding to the increased revenues from the acquisition of CCC, CCG, CM and DSSI. The resulting gross profit for the nine months of 2000 increased $2,791,000 to $13,702,000, which as a percentage of revenue is 31.5%, reflecting a decrease over the corresponding nine months in 1999 percentage of revenue of 33.8%. This decrease in gross profit as a percentage of revenue was principally recognized throughout the waste management services segment which experienced a decrease from 34.8% in 1999 to 31.5% in 2000 reflecting the expansion and startup activities discussed above. Offsetting this decrease, however, was an increase in the Consulting Engineering segment from 26.3% in 1999 to 31.4% in 2000, reflecting the benefits from the restructuring and consolidation of our engineering businesses.

       Selling, general and administrative expenses increased $124,000 or 4.1% for the quarter ended September 30, 2000, as compared to the quarter ended September 30, 1999. This increase is principally attributable to the additional expenses resulting from the acquisition of DSSI which totaled approximately $80,000. However, as a percentage of revenue, selling, general and administrative expense decreased to 20.4% for the quarter ended September 30, 2000, compared to 21.7% for the same period in 1999. Selling, general and administrative expenses also increased for the nine-month period of 2000, as compared to 1999, by $2,171,000 or 30.4%. This increase reflects the expenses directly related to the acquisition of CCC, CCG, CM and DSSI which total's $2,359,000 and is offset by the efficiencies and benefits that came from the restructuring and consolidation of our engineering businesses. As a percentage of revenue, selling, general and administrative expense reflected a slight decrease to 21.4% for the nine-month period ended September 30, 2000, compared to 22.2% for the same period of 1999.

       Depreciation and amortization expense for the quarter ended September 30, 2000, reflects an increase of $132,000 as compared to the quarter ended September 30, 1999. This increase is attributable to a depreciation expense increase of $120,000 which is a result of the depreciation in 2000 from the DSSI facility acquired effective September 1, 2000, totaling $39,000 and the additional depreciation related to the expanded facilities totaling $81,000, and an amortization expense increase of $12,000 for the quarter ended September 30, 2000, as compared to the quarter ended September 30, 1999. This increase in amortization expense is a result of the permit amortization from the DSSI facility acquired in September 2000. Depreciation and amortization expense for the nine-month period ended September 30, 2000, reflects an increase of $730,000 as compared to the same period of 1999. This increase is attributable to the acquisition of CCC, CCG and CM, effective June 1, 1999, which reflected depreciation totaling $608,000, an increase of $433,000 and amortization which increased by $143,000 and the acquisition of DSSI, effective August 31, 2000, totaling $61,000, for which depreciation increased by $39,000 and amortization increased by $22,000 for the nine-month period ended September 30, 2000. The additional depreciation of $93,000 is related to expanded facilities.

       Interest expense increased $299,000 for the quarter ended September 30, 2000, as compared to the corresponding period of 1999. This increase principally reflects the additional interest expense incurred in conjunction with the DSSI acquisition financing for the period August 31, 2000, through September 30, 2000 ($72,000) and the additional borrowing levels maintained throughout the quarter pursuant to the facility expansions and acquisition efforts. Interest expense also increased by $1,032,000 for the nine-month period ended September 30, 2000, as compared to the corresponding period of 1999. This increase principally reflects the impact of the above discussed DSSI acquisition financing and increased borrowing levels, as well as the full nine-month impact on 2000, verses the four-month impact on 1999, of the CCC, CCG and CM debt assumption and acquisition financing, which totals approximately $587,000.

       Preferred Stock dividends decreased $6,000 during the quarter ended September 30, 2000, as compared to the corresponding period of 1999. This decrease is due to the redemption of $750,000 (750 preferred shares) of the Preferred Stock on July 15, 1999, and the conversion of $350,000 (350 preferred shares) of the Preferred
Stock into Common Stock throughout the first quarter of 2000. Additionally, Preferred Stock dividends decreased $92,000 for the nine-month period ended September 30, 2000, as compared to the corresponding period of 1999. This decrease is due to the conversion of Preferred Stock into Common Stock as stated above and the conversion of $4,563,000 (4,563 preferred shares) of the Preferred Stock into Common Stock on April 20, 1999.

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

Acquisitions
       As provided in Note 4 to Notes to Consolidated Financial Statements, the Company has entered into a Stock Purchase Agreement dated May 16, 2000, which was subsequently amended on August 31, 2000 (together, the "Stock Purchase Agreement"), pursuant to which the Company purchased all of the outstanding capital stock of Diversified Scientific Services, Inc. ("DSSI") from Waste Management Holdings, Inc. ("Waste Management Holdings") pursuant to the terms of the Stock Purchase Agreement. On August 31, 2000, the conditions precedent to closing of the Stock Purchase Agreement were completed and the Stock Purchase Agreement was consummated.

       Under the terms of the Stock Purchase Agreement, the purchase price paid by the Company in connection with the DSSI acquisition was $8,500,000, consisting of (i) $2,500,000 in cash paid at closing, (ii) a guaranteed promissory note (the "Guaranteed Note"), guaranteed by DSSI, with the DSSI guarantee secured by certain assets of DSSI (except for accounts, accounts receivables, general intangibles, contract rights, cash, real property, and proceeds thereof), executed by the Company in favor of Waste Management Holdings in the aggregate principal amount of $2,500,000, and bearing interest at a rate equal to the prime rate charged on August 30, 2000, as published in the Wall Street Journal plus 1.75% per annum and having a term of the lesser of 120 days from August 31, 2000, or the business day that the Company acquires any entity

                               20
<PAGE
or substantially all of the assets of an entity (the "Guaranteed Note Maturity Date"), with interest and principal due in a lump sum at the end of the Guaranteed Note Maturity Date, and (iii) an unsecured promissory note (the "Unsecured Promissory Note"), executed by the Company in favor of Waste Management Holdings in the aggregate principal amount of $3,500,000, and bearing interest at a rate of 7% per annum and having a five-year term with interest to be paid annually and principal due at the end of the term of the Unsecured Promissory Note. The Company's ability to pay the balance due under the Guaranteed Note is subject to the Company obtaining new financing.

       The cash portion of the purchase price for DSSI was obtained pursuant to the terms of a short term bridge loan agreement (the "$3,000,000 RBB Loan Agreement") with RBB Bank Aktiengesellschaft, a bank organized under the laws of Austria ("RBB Bank"), whereby RBB Bank loaned (the "$3,000,000 RBB Loan") the Company the aggregate principal amount of $3,000,000, as evidenced by a Promissory Note (the "$3,000,000 RBB Promissory Note") in the face amount of $3,000,000, having a maturity date of November 29, 2000, and bearing an annual interest rate of 12%. See below for a discussion of warrants for the purchase of, or issuance of, the Company's common stock issued or which may be issued to RBB Bank as a result of the $3,000,000 RBB Loan.

Proposed Acquisition
       As provided in Note 5 to Notes to Consolidated Financial Statements, the Company signed a letter of intent to acquire 80% of the voting stock of East Tennessee Materials and Energy Corporation ("M&EC"). Subsequently, the Company and M&EC orally modified their negotiations to address a proposed acquisition by the Company of 100% of the voting stock of M&EC. M&EC is licensed to operate a low level radioactive and hazardous ("Mixed Waste") treatment facility at the U.S. Department of Energy's ("DOE") site in Oak Ridge, Tennessee. The two-acre M&EC facility, which is intended for the treatment of government and commercial mixed waste, is the only non-government operated mixed waste treatment facility that is located within the government's Oak Ridge, Tennessee, site. M&EC will process mixed waste under three Broad Spectrum contracts
granted to M&EC.   As of the date of this report, M&EC is in the
process of constructing its treatment facility and has no material
revenue generating activities.   If this transaction is completed,
the Company anticipates it will pay consideration of approximately $1,350,000 which shall be payable at closing, as follows: (i) $338,000 in cash, (ii) $1,012,000 in the form of Perma-Fix Common Stock, with the number of shares determined at the date of closing, but not to exceed 675,000 shares. In addition, M&EC would issue, prior to the closing of this transaction, M&EC preferred stock to the M&EC Owners. As of November 15, 2000, the Company has loaned M&EC $930,000. The Company has evidenced such loan by the execution by M&EC of a promissory note in favor of the Company, which is secured by the assets of M&EC. The acquisition of M&EC is subject to, among other things, negotiation and execution of a definitive agreement, completion of due diligence, regulatory approval, the Company obtaining appropriate financing for the acquisition, and the Company obtaining the settlement of certain of M&EC's tax liabilities and obligations relating to M&EC's 401(k), all of which must be to the satisfaction of the Company.

Liquidity and Capital Resources of the Company
       At September 30, 2000, the Company had cash and cash equivalents of $524,000. This cash and cash equivalent's total reflects a decrease of $292,000 from December 31, 1999, as a result of net cash provided by continuing operations of $380,000, offset by cash used by discontinued operations of $343,000, cash used in investing activities of $4,288,000 (principally purchases of equipment, net totaling $2,280,000 and acquisition consideration of $2,500,000) partially offset by proceeds from the sale of equipment and cash provided by discontinued operations resulting from the release of restricted cash, and by cash provided by financing activities of $3,959,000 (net borrowings of the revolving loan and term note facility, proceeds from the issuance of long term debt, proceeds from the issuance of stock, partially offset by principal repayments of long term debt). Accounts receivable, net of allowances for continuing operations, totaled $15,990,000, an increase of $2,963,000 over the December 31, 1999, balance of $13,027,000. The receivable balance increased during this nine-month period of 2000, due in large part to the acquisition of DSSI which had a balance of $2,413,000 as of September 30, 2000, and as a result of the increased mixed waste revenues during the latter part of the quarter.

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

       Pursuant to the Agreement, the term loan and revolving loan both bear interest at a floating rate equal to the prime rate plus 1
3/4%. The loans also contain certain closing, management and unused line fees payable throughout the term. The loans are subject to a 3.0% prepayment fee in the first year, 1.5% in the second year and 1.0% in the third year of the original Agreement dated January 15, 1998.

       In connection with the acquisition of CCC, CCG and CM on May 27, 1999, Congress, the Company, and the Company's subsidiaries, including CCC, CCG and CM entered into an Amendment and Joinder to Loan and Security Agreement (the "Loan Amendment") dated May 27,
1999, pursuant to which the Loan and Security Agreement ("Original
Loan Agreement") among Congress, the Company and the Company's subsidiaries was amended to provide, among other things, (i) the credit line being increased from $7,000,000 to $11,000,000, with the revolving line of credit portion being determined as the maximum credit of $11,000,000, less the term loan balance, with the exact amount that can be borrowed under the revolving line of credit not to exceed eighty percent (80%) of the Net Amount of Eligible Accounts (as defined in the Original Loan Agreement) less certain reserves; (ii) the term loan portion of the Original Loan Agreement being increased from its current balance of approximately $1,600,000 to $3,750,000 and it shall be subject to a four-year amortization schedule payable over three years at an interest rate of 1.75% over prime; (iii) the term of the Original Loan Agreement, as amended, was extended for three years from the date of the acquisition, subject to earlier termination pursuant to the terms of the Original Loan Agreement, as amended; (iv) CCC, CCG and CM being added as co-borrowers under the Original Loan Agreement, as amended; (v) the interest rate on the revolving line of credit will continue at 1.75% over prime, with a rate adjustment to 1.5% if net income applicable to Common Stock of the Company is equal to or greater than $1,500,000 for fiscal year ended December 31, 2000;
(vi) the monthly service fee shall increase from $1,700 to $2,000;
(vii) government receivables will be limited to 20% of eligible accounts receivable; and (viii) certain obligations of CM shall be paid at closing of the acquisition of CCC, CCG and CM. The Loan Amendment became effective on June 1, 1999, when the Stock Purchase Agreements were consummated. Payments under the term loan commenced on June 1, 1999, with monthly principal payments of approximately $78,000 and a final balloon payment in the amount of $938,000 due on June 1, 2002. The Company incurred approximately $40,000 in additional financing fees relating to the closing of this amendment, which is being amortized over the remaining term of the agreement.

       In connection with the acquisition of Diversified Scientific Services, Inc. (DSSI) on August 31, 2000, Congress, the Company and the Company's subsidiaries, including DSSI entered into a Second Amendment and Joinder to Loan and Security Agreement (the "Second Amendment") dated August 31, 2000, pursuant to which the Original Loan Agreement among Congress, the Company and the Company's subsidiaries were amended to provide, among other things, (i) the credit line being increased from $11,000,000 to $12,000,000, with the revolving line of credit portion being determined as the maximum credit of $12,000,000, less the term loan balance, with the exact amount that can be borrowed under the revolving line of credit not to exceed eighty percent (80%) of the Net Amount of Eligible Accounts (as defined in the Original Loan Agreement) less certain reserves, and (ii) DSSI being added as a co-borrower under the terms of the original loan agreement, as amended. The Second Amendment became effective on August 31, 2000, when the acquisition of DSSI was consummated. The Company incurred approximately $35,000 in amendment fees associated with the Second Amendment, as required pursuant to the acquisition of DSSI. The interest rate on the revolving loan and term loan was 11.25% at September 30, 2000.

       Under the terms of the Original Loan Agreement, as amended, the Company had agreed to maintain an Adjusted Net Worth (as defined in the Original Loan Agreement) of not less than $3,000,000 throughout the term of the Original Loan Agreement, which was amended, pursuant to the above noted CCC, CCG and CM acquisition. The adjusted net worth covenant requirement ranged from a low of $1,200,000 at June 1, 1999, to a high of $3,000,000 from July 1,
2000, through the remaining term of the Loan Agreement. However, pursuant to the DSSI acquisition and Second Amendment, the covenant requirements were amended as follows: (i) the Company agreed to maintain a net worth in accordance with GAAP on a consolidated basis of not less than $19,500,000 from the date of the acquisition until December 31, 2001, and (ii) effective December 31, 2001, through the remaining term of the Original Loan Agreement, the Company agreed to maintain an adjusted net worth of not less than $3,000,000. The Company has agreed that it will not pay any dividends on any shares of capital stock of the Company, except that dividends may be paid on the Company's shares of Preferred
Stock outstanding as of the date of the Loan Amendment
(collectively, "Excepted Preferred Stock") under the terms of the applicable Excepted Preferred Stock and if and when declared by the Board of Directors of the Company pursuant to Delaware General Corporation Law. As security for the payment and performance of the Original Loan Agreement, as amended, the Company and its subsidiaries (including CCC, CCG, CM and DSSI) have granted a first security interest in all accounts receivable, inventory, general intangibles, equipment and certain of their other assets, as well as the mortgage on two facilities owned by subsidiaries of the Company, except for certain real property owned by CM, for which a first security interest is held by the TPS Trust and the ALS Trust as security for CM's non-recourse guaranty of the payment of the Promissory Notes. All other terms and conditions of the original loan remain unchanged.

       As of September 30, 2000, borrowings under the revolving loan agreement were approximately $7,040,000, an increase of $1,149,000 over the December 31, 1999, balance of $5,891,000. The balance under the term loan at September 30, 2000, was $2,500,000, a decrease of $703,000 from the December 31, 1999, balance of $3,203,000. As of September 30, 2000, the Company's borrowing availability under the Congress credit facility, based on its then outstanding eligible accounts receivable, was approximately $2,237,000, including $1.0 million of additional borrowing availability extended to the Company by Congress. The additional borrowing availability was provided to the Company to assist with the acquisition of DSSI and M&EC (see Note 4 and Note 5 to Notes to Consolidated Financial Statements) and to fund certain facility expansions and capital improvements, in anticipation of the Company raising additional funds. During the first quarter of 2000, the Company engaged Ryan, Beck & Co. and Larkspur Capital Corporation (collectively, the "Financial Advisors") as financial advisors to the Company in the private placement of new debt and possible equity.

       Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of CCC, CCG and CM, a portion of the consideration was paid in the form of the Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of CCC, CCG and CM. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years with the first installment due on July 1, 1999, and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $3,635,000 at September 30, 2000, of which $906,000 is in the current portion. Payments of such Promissory Notes are guaranteed by CM under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by CM.

       On July 14, 2000, the Company entered into a letter agreement ("$750,000 RBB Loan Agreement") which provided for an unsecured promissory note ("Note") with RBB Bank Aktiengesellschaft ("RBB Bank") in the principal amount of $750,000, at an annual interest rate of 10.0% per annum. The purpose of this Note is to provide interim financing to facilitate the acquisition of DSSI and M&EC (see Note 4 and Note 5 to Notes to Consolidated Financial Statements) and to fund certain capital expansions at the Company's existing facilities. The principal amount of this Note and accrued interest thereon shall be payable in full upon the earlier of (i) December 31, 2000, or (ii) ten business days after the Company raises $3,000,000 or more through a private placement of capital securities. As previously discussed, during the first quarter, the Company engaged Ryan, Beck & Co. and Larkspur Capital Corporation as financial advisors to the Company in the private placement of new debt and possible equity.

       On August 29, 2000, the Company entered into a short term bridge loan agreement in connection with the Company's acquisition of
Diversified Scientific Services, Inc. ("DSSI").   This loan
agreement (the "$3,000,000 RBB Loan Agreement") was between the
Company and RBB Bank, pursuant to which RBB Bank, acting as agent for certain investors who provided the funds, loaned (the
"$3,000,000 RBB Loan") the Company the aggregate principal amount of $3,000,000, as evidenced by a Promissory Note (the "$3,000,000
RBB Promissory Note") in the face amount of $3,000,000, having a maturity date of November 29, 2000 and bearing an annual interest rate of 12%.

       In connection with the $3,000,000 RBB Loan, the Company paid RBB Bank a fee of $15,000 and issued RBB Bank, as agent for the investors who loaned the money to the Company, certain warrants
(the "Initial RBB Loan Warrants"), having a term of three (3)
years, allowing the purchase of up to 150,000 shares of the
Company's Common Stock, par value $.001 per share (the "Common
Stock"), at an exercise price of $1.50 per share, with these warrants containing a cashless exercise provision. Pursuant to the terms of the $3,000,000 RBB Loan Agreement, if all principal and accrued and unpaid interest under the $3,000,000 RBB Promissory
Note is not paid in full by 5:00 p.m. New York time, (i) on October
30, 2000, then the Company shall issue to RBB Bank, as agent for the investors who loaned the money to the Company, certain
additional warrants, having a term of three (3) years, allowing the purchase of up to an additional 5,000 shares of Common Stock for each $100,000 of unpaid principal remaining under the Promissory
Note on such date, at an exercise price equal to the closing market price of the Common Stock on the NASDAQ on October 30, 2000, with such warrants containing a cashless exercise provision, (ii) on November 29, 2000, then the Company shall issue to RBB Bank, as agent for the investors who loaned the money to the Company, a certain number of shares of Common Stock, with the number of shares determined by dividing $300,000 by the closing market price of the Common Stock on the NASDAQ on such date, if shares of Common Stock have been traded on the NASDAQ on such date, or on the most recent trading date, if shares of Common Stock have not been traded on the NASDAQ on such date, and (iii) on the 29th day of each month after November 2000, then the Company shall issue to RBB Bank, as agent for the investors who loaned the money to the Company, a certain additional number of shares of Common Stock, with the number of shares determined by dividing $300,000 by the closing market price of the Common Stock on the NASDAQ on such date, if shares of Common Stock have been traded on the NASDAQ on such date, or on the most recent trading date, if shares of Common Stock have not been traded on the NASDAQ on such date.  As of October 30, 2000, RBB Bank is the beneficial owner of approximately 12,830,363 shares of Common
Stock or approximately 45.9% of the issued and outstanding Common Stock. See "Management's Discussion and Analysis of Financial
Condition and Results of Operations   RBB Loan," and "Part II
Other Information, Item 5."

       On August 31, 2000, the Company issued to Waste Management a certain short term note as part of the consideration for the purchase of DSSI. This note was a guaranteed promissory note (the "Guaranteed Note"), guaranteed by DSSI, with the DSSI guarantee secured by certain assets of DSSI (except for accounts, accounts receivable, general intangibles, contract rights, cash, real property, and proceeds thereof), executed by the Company in favor of Waste Management Holdings in the aggregate principal amount of $2,500,000, and bearing interest at a rate equal to the prime rate charged on August 30, 2000, as published in the Wall Street Journal plus 1.75% per annum and having a term of the lesser of 120 days from August 31, 2000, or the business day that the Company acquires any entity or substantially all of the assets of an entity (the "Guaranteed Note Maturity Date"), with interest and principal due in a lump sum at the end of the Guaranteed Note Maturity Date.

       In addition, as part of the consideration for the purchase of DSSI, the Company issued to Waste Management Holdings a long term unsecured promissory note (the "Unsecured Promissory Note") in the aggregate principal amount of $3,500,000, bearing interest at a rate of 7% per annum and having a five-year term with interest to be paid annually and principal due at the end of the term of the Unsecured Promissory Note.

       As of September 30, 2000, total consolidated accounts payable for continuing operations was $6,671,000, a decrease of $916,000 from the December 31, 1999, balance of $7,587,000. This decrease in accounts payable is partially reflective of the increased borrowing level under the revolving loan agreement, which funds were utilized to reduce certain payables. Included in the September 30, 2000, accounts payable total is $226,000 related to DSSI, which was acquired effective August 31, 2000.

       Our net purchases of new capital equipment for continuing operations for the nine-month period ended September 30, 2000, totaled approximately $2,836,000. These expenditures were for expansion and improvements to the operations, principally within the Waste Management Services segment. These capital expenditures were principally funded by the cash provided by continuing operations, a portion of the $750,000 RBB Bank unsecured promissory note and $556,000 through various other lease financing sources.
We have budgeted capital expenditures of approximately $4,000,000 for 2000, which includes completion of certain current projects, as well as other identified capital and permit compliance purchases. We anticipate funding these capital expenditures by a combination of lease financing with lenders other than the equipment financing arrangement discussed above, and/or internally generated funds.

       The working capital deficit position at September 30, 2000, was $4,666,000, as compared to a deficit position of $1,400,000 at December 31, 1999. This increase in the deficit position of $3,266,000 is a direct result of three promissory notes entered into during July and August of 2000. Pursuant to the closing of the DSSI acquisition, the Company entered into a guaranteed promissory note with Waste Management Holding, Inc. for $2,500,000, due on December 29, 2000, and a short term bridge loan agreement in the amount of $3,000,000 with RBB Bank due on November 29, 2000.
Both of these debt obligations are classified as a current liability and represents interim financing which the Company intends to replace with permanent financing. Additionally, pursuant to this acquisition and the capital expansions to several facilities, the Company also entered into a $750,000 short term promissory note with RBB Bank, which is also intended to be replaced with permanent financing. As discussed above, the Company has retained Financial Advisors to assist in the private placement of new debt and possibly equity. Excluding this short term financing of $6,250,000, the Company would have reflected a $1,584,000 working capital position.

       The accrued dividends on the outstanding Preferred Stock for the period January 1, 2000, through June 30, 2000, total $104,000, of which $3,000 was paid in conjunction with the first quarter 2000 conversions and $101,000 was paid in August 2000, in the form of 70,789 shares of Common Stock. The accrued dividends for the period July 1, 2000, through September 30, 2000, total $51,000 and will be paid in January 2001.

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

       The Company is currently negotiating with new lenders to provide the Company with new financings to replace the Company's existing term and working capital lines of credit and provide the Company with the additional funds necessary to repay the bridge loans of $3,750,000 due to RBB Bank, as agent for its investors, the Guaranteed Note in the principal sum of $2,500,000 due to Waste Management Holdings and to provide the Company with additional working capital. There are no assurances that the Company will be able to finalize any of these new financings. If the Company is unable to complete the new financing arrangement as discussed above in this paragraph in a timely manner, it may not be able to pay the bridge loans due to RBB Bank and the Guaranteed Note when due.

       In summary, we have continued to take steps to improve our operations and liquidity as discussed above. However, with the acquisition in August 2000, we incurred and assumed certain debt obligations and long term liabilities, which had a short term impact on liquidity. If we are unable to continue to improve our operations, raise the additional financing required to repay the short term promissory notes and to continue profitability in the foreseeable future, such would have a material adverse effect on our liquidity position.

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

       In addition to budgeted capital expenditures of $4,000,000 for 2000 at the TSD facilities, which are necessary to maintain permit compliance and improve operations, as discussed above in this Management's Discussion and Analysis, we have also budgeted for 2000 an additional $1,656,000 in environmental expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at four locations. The four locations where these expenditures will be made are a parcel of property leased by a predecessor to PFD in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, CCG's facility in
Valdosta Georgia and CM's facility in Detroit, Michigan. We have estimated the expenditures for 2000 to be approximately $254,000 at the EPS site, $265,000 at the PFM location, $499,000 at the CCG site and $638,000 at the CM site, of which $137,000, $192,000,
$45,000 and $369,000 were spent during the first nine months of 2000, respectively. Additional funds will be required for the next five to ten years to properly investigate and remediate these sites. We expect to fund these expenses to remediate these four sites from funds generated internally, however, no assurances can be made that we will be able to do so.

Recent Accounting Pronouncements
       In September 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. FAS 133 as amended by FAS 137 is effective for periods beginning after September 15, 2000. Historically, we have not entered into derivative contracts. Accordingly, FAS 133 is not expected to affect our financial statements.

       In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("Fin 44"), Accounting for Certain
Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The impact of FIN 44 did not have a material effect on the Company's financial position or results of operations.

             PERMA-FIX ENVIRONMENTAL SERVICES, INC.
   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 2.  Changes in Securities and Use of Proceeds
         _________________________________________
       (c) During the quarter ended September 30, 2000, the Company sold or entered into an agreement to sell, equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), other than as previously reported, as such term is defined under Rule 12b-2 of the Exchange Act of 1934, as amended (the "Exchange Act"), as follows:

       During August 2000, in connection with the $3,000,000 RBB Loan, the Company issued RBB Bank certain warrants (the "Initial RBB Loan Warrants"), having a term of three (3) years, allowing the purchase of up to 150,000 shares of the Company's Common Stock, par value
$.001 per share (the "Common Stock"), at an exercise price of $1.50 per share, with these warrants containing a cashless exercise provision.

       During September 2000, the Company issued to RBB Bank 70,984 shares of the Company's Common Stock in payment of $101,000 in accrued and unpaid dividends from January 1, 2000, to June 30, 2000, relating to certain outstanding series of the Company's Preferred Stock in accordance with the terms of such Preferred Stock. The issuance of the above described shares of Common Stock in payment of accrued and unpaid dividends in connection the Company's Preferred Stock were issued pursuant to an exemption from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D as promulgated under the Act.

Item 5.  Other Information
         _________________
RBB Loan
       On or about July 14, 2000, the Company and CM entered into the $750,000 RBB Loan Agreement, pursuant to which RBB Bank agreed to loan $750,000 to CM, as evidenced by the RBB Note, having a term until December 31, 2000, in the aggregate principal amount of $750,000, at an annual rate of 10% interest thereon with accrued interest and principal due in full upon the earlier of (i) December
31, 2000 and (ii) the Company entering into a private placement of its securities yielding in excess of $3,000,000 to the Company. The $750,000 RBB Loan Agreement provided that if all principal and accrued and unpaid interest under the $750,000 RBB Note is not paid in full by certain dates, then the Company was to issue to RBB Bank certain warrants. The Company has subsequently been orally informed by RBB
Bank that RBB Bank will not require any of such warrants to be issued.

       On August 29, 2000, the Company entered into a short term bridge loan agreement in connection with the Company's acquisition of Diversified
Scientific Services, Inc. ("DSSI").   This loan agreement (the "$3,000,000
RBB Loan Agreement") was between the Company and RBB Bank, pursuant to which RBB Bank, acting as agent for certain investors who provided the funds, loaned (the "$3,000,000 RBB Loan") the Company the aggregate principal amount of $3,000,000, as evidenced by a Promissory Note (the "$3,000,000 RBB Promissory Note") in the face amount of $3,000,000, having a maturity date of November 29, 2000 and bearing an annual interest rate of 12%.

       Pursuant to the terms of the $3,000,000 RBB Loan Agreement, if all principal and accrued and unpaid interest under the $3,000,000 RBB Promissory Note is not paid in full by 5:00 p.m. New York time,
(i) on October 30, 2000, then the Company shall issue to RBB Bank, as agent for the investors who loaned the money to the Company, certain additional warrants, having a term of three (3) years, allowing the purchase of up to an additional 5,000 shares of Common Stock for each $100,000 of unpaid principal remaining under the Promissory Note on such date, at an exercise price equal to the closing market price of the Common Stock on the NASDAQ on October
30, 2000, with such warrants containing a cashless exercise provision, (ii) on November 29, 2000, then the Company shall issue to RBB Bank, as agent for the investors who loaned the money to the Company, a certain number of shares of Common Stock, with the number of shares determined by dividing $300,000 by the closing market price of the Common Stock on the NASDAQ on such date, if shares of Common Stock have been traded on the NASDAQ on such date, or on the most recent trading date, if shares of Common Stock have not been traded on the NASDAQ on such date, and (iii) on the 29th day of each month after November 2000, then the Company shall issue to RBB Bank, as agent for the investors who loaned the money to the Company, a certain additional number of shares of Common Stock, with the number of shares determined by dividing $300,000 by the closing market price of the Common Stock on the NASDAQ on such date, if shares of Common Stock have been traded on the NASDAQ on such date, or on the most recent trading date, if shares of Common Stock have not been traded on the NASDAQ on such date.

       As of October 20, 2000, RBB Bank holds approximately 12,830,363 shares, including 6,732,780 shares that RBB Bank holds of record or approximately 30.8% of the Company's Common Stock and 3,306,250 shares that RBB Bank has the right to acquire as of September 30, 2000, under certain warrants and 2,791,333 shares that RBB Bank has the right to acquire upon conversion of three (3) series of the Company's outstanding preferred stock consisting of 1,769 shares of Series 14 Class N Convertible Preferred Stock ("Series 14
Preferred"), 616 shares of Series 15 Class O Convertible Preferred Stock ("Series 15 Preferred") and 1,802 shares of Series 16 Class
P Convertible Preferred Stock ("Series 16 Preferred")
(collectively, the "RBB Preferred"). If the conversion of the currently outstanding RBB Preferred occurs between April 20, 2000 and April 20, 2001, then the (i) Series 14 Preferred, which during this period has a set conversion price of $1.50 per share of Common Stock, is convertible into 1,179,333 shares of Common Stock, (ii) Series 15 Preferred, which during this period has a minimum conversion price of $1.50 per share of Common Stock, is convertible into 410,667 shares of Common Stock, assuming the conversion is at $1.50 per share of Common Stock, and (iii) Series 16 Preferred, which during this period has a minimum conversion price of $1.50 per share of Common Stock, is convertible into 1,201,333 shares of Common Stock, assuming the conversion is at $1.50 per share of Common Stock. If RBB Bank were to acquire an aggregate of 2,791,333 shares of Common Stock upon conversion of the outstanding shares of the RBB Preferred based on a conversion price of $1.50 per share of Common Stock and were to exercise all of the outstanding warrants to acquire Common Stock which are held by RBB Bank, RBB Bank would own approximately 45.9% of the outstanding Common Stock, assuming that the Company does not issue any other shares of Common Stock or acquire any of the RBB Preferred or the Common Stock and RBB Bank does not sell or otherwise dispose of any shares of Common Stock.
This does not include the shares of Common Stock which may be issuable for payment of dividends on the RBB Preferred or which may be issued in the event warrants are issued in connection with the RBB Loan. RBB Bank has advised the Company that it is holding the shares of Common Stock, the RBB Preferred and the warrants exercisable into Common Stock on behalf of numerous clients. As a result, RBB Bank may share voting and investment power over such shares.

M&EC Letter of Intent
       During July, 2000, the Company signed a letter of intent ("Letter of Intent") to acquire M&EC. M&EC is licensed to operate a low-level radioactive and hazardous waste ("Mixed Waste") treatment facility at the U.S. Department of Energy's ("DOE") storage site in Oak Ridge, Tennessee. M&EC has previously been awarded contracts, each with a three-year term, subject to renewal, to process mixed waste under three Broad Spectrum Contracts awarded by Bechtel-Jacobs Company, LLC, which manages the DOE Oak Ridge site. As of the date of this report, M&EC is in the process of constructing its treatment facility and it does not have revenue generating activities.

       The Letter of Intent anticipates that in connection with the acquisition of M&EC, (i) the Company will deliver to the M&EC Owners $338,000 in cash, (ii) the Company will deliver to the M&EC Owners $1,012,000 in the form of Perma-Fix Common Stock, with the number of shares determined at the date of closing, but not to exceed 675,000 shares. In addition, M&EC would issue, prior to the closing of this transaction, M&EC preferred stock to the M&EC Owners. As of November 15, 2000, the Company has loaned M&EC $930,000. The Company has evidenced such loan by the execution by M&EC of a promissory note in favor of the Company, which is secured by the assets of M&EC. The acquisition of M&EC is subject to, among other things, negotiation and execution of a definitive agreement, completion of due diligence, regulatory approval, the Company obtaining appropriate financing for the acquisition, and the Company obtaining the settlement of certain of M&EC's tax liabilities and obligations relating to M&EC's 401(k), all of which must be to the satisfaction of the Company. See Note 5 to Notes to Consolidated Financial Statements and the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Proposed Acquisition" and " Liquidity and Capital Resources of the Company."

Item 6. Exhibits and Reports on Form 8-K
        ________________________________

(a)  Exhibits

     2.1 Stock Purchase Agreement dated May 16, 2000, between the Company and Waste Management, Inc. as incorporated by reference from Exhibit 2.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000.

     2.2 Letter of Intent dated June 27, 2000, between the Company and East Tennessee Materials and Energy Corporation, Hillis Enterprises, and Performance Development Corporation as incorporated by reference from Exhibit 2.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000.

     4.1 Congress Letter of Consent dated July 25, 2000, relative to the RBB loan as incorporated by reference from Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended
           June 30, 2000.

     4.2 Congress Letter dated November 15, 2000, amending the Loan and Security Agreement dated January 25, 1998 among the Company, its subsidiaries and Congress.

     4.3   Second Amendment and Joinder to Loan and Security
           Agreement dated August 31, 2000 among the Company, its subsidiaries and Congress.

     10.1 Letter Agreement with RBB Bank Aktiengesellschaft regarding $750,000 loan as incorporated by reference from Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000.

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

     10.3 Unsecured Promissory Note for $750,000 to RBB Bank Aktiengesellschaft as incorporated by reference from
           Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000.

     10.4 Letter Agreement with RBB Bank Aktiengesellschaft regarding $3,000,000 loan as incorporated by reference from Exhibit 4.1 to the Company's current report on Form 8-K, as filed September 15, 2000.

     10.5  Unsecured Promissory Note for $3,000,000 to RBB Bank
           Aktiengesellschaft as incorporated by reference from
           Exhibit 4.2 to the Company's current report on Form
           8-K, as filed September 15, 2000.

     10.6 Warrant for 150,000 shares of Common Stock issued to RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 4.3 to the Company's current report on Form 8-K, as filed September 15, 2000.

     10.7 Guaranteed Promissory Note, dated August 31, 2000, for $2,500,000 issued to Waste Management Holdings, Inc. as incorporated by reference from Exhibit 4.4 to the Company's current report on Form 8-K, as filed September 15, 2000.

     10.8 Promissory Note, dated August 31, 2000, for $3,500,000 issued to Waste Management Holdings, Inc. as incorporated by reference from Exhibit 4.5 to the Company's current report on Form
           8-K, as filed September 15, 2000.

     10.9 Non-recourse Guaranty dated August 31, 2000, between Diversified Scientific Services, Inc. and Waste Management Holdings, Inc. as incorporated by reference from Exhibit 10.1 to the Company's current report on Form 8-K, as filed September 15, 2000.

     27    Financial Data Schedule.


     (b)   Reports on Form 8-K
           ____________________

           A current report on Form 8-K (Item 5 - Other Events), dated August 31, 2000, was filed by the Company reporting the Company's entry into a Stock Purchase Agreement with Diversified Scientific Services, Inc. ("DSSI"), a wholly owned subsidiary of Waste Management, Inc. wherein the Company agreed to purchase all of the outstanding capital stock of DSSI from Waste Management, Inc. pursuant to the terms of the DSSI Purchase Agreement.

           A current report on Form 8-K/A (Item 5 - Other Events), dated August 31, 2000, was filed on November 14, 2000, by the Company reporting
(i) the audited financial statements of DSSI and the unaudited interim financial statements of DSSI required by Rule 3.05(b) of Regulation S-X, as promulgated pursuant to the Securities Act and the Securities Exchange Act of 1934,as amended (the "Exchange Act") and (ii) the unaudited pro forma financial information required by Article 11 of Regulation S-X, as promulgated pursuant to the Securities Act and the Exchange Act.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                 PERMA-FIX ENVIRONMENTAL SERVICES, INC.


November 17, 2000                By: /s/ Louis F. Centofanti
                                    ____________________________________
                                    Dr. Louis F. Centofanti
                                    Chairman of the Board
                                    Chief Executive Officer


                                 By: /s/ Richard T. Kelecy
                                    ___________________________________
                                     Richard T. Kelecy
                                     Chief Financial Officer

                                EXHIBIT INDEX
                                ______________

                                                                   SEQUENTIAL
EXHIBIT NO.                       DESCRIPTION                      PAGE NO.
___________                      _____________                     _________

   2.1 Stock Purchase Agreement, dated May 16, 2000, between the Company and Waste Management, Inc. as incorporated by reference from Exhibit 2.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000.

   2.2 Letter of Intent dated June 27, 2000, between the Company and East Tennessee Materials and Energy Corporlation, Hillis Enterprises, and Performance Development Corporation as incor-porated by reference from Exhibit 2.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000.

   4.1 Congress Letter of Consent dated July 25, 2000, relative to the RBB loan as incorporated by reference from Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000.

    4.2         Congress Letter dated November 15, 2000, amending
                the Loan and Security Agreement dated January 25,
                1998 among the Company, its subsidiaries and Congress.       37

    4.3         Second Amendment and Joinder to Loan and Security
                Agreement dated August 31, 2000 among the Company,
                its subsidiaries and Congress.                               41

    10.1 Letter Agreement with RBB Bank Aktiengesellschaft regarding $750,000 loan as incorporated by reference from Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000.

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

     10.3 Unsecured Promissory Note for $750,000 to RBB Bank Aktiengesellschaft as incorporated by reference from
                Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000.

      10.4 Letter Agreement with RBB Bank Aktiengesellschaft regarding $3,000,000 loan as incorporated by reference from Exhibit 4.1 to the Company's current report on Form 8-K, as filed September 15, 2000.

      10.5 Unsecured Promissory Note for $3,000,000 to RBB Bank Aktiengesellschaft as incorporated by reference from
                Exhibit 4.2 to the Company's current report on Form 8-K, as filed September 15, 2000.

      10.6 Warrant for 150,000 shares of Common Stock issued to RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 4.3 to the Company's current report on Form 8-K, as filed September 15, 2000.

      10.7 Guaranteed Promissory Note, dated August 31, 2000, for $2,500,000 issued to Waste Management Holdings, Inc. as incorporated by reference from Exhibit 4.4 to the Company's current report on Form 8-K, as filed September 15, 2000.

      10.8 Promissory Note, dated August 31, 2000, for $3,500,000 issued to Wste Management Holdings, Inc. as incorporated by reference from Exhibit 4.5 to the Company's current report on Form 8-K, as filed September 15, 2000.

      10.9 Non-recourse Guaranty dated August 31, 2000, between Diversified Scientific Services, Inc. and Waste Management Holdings, Inc. as incorporated by reference from Exhibit
                10.1 to the Company's current report on Form 8-K as filed September 15, 2000.

      27        Financial Data Schedule.                                      59