Form 10-K
period 2000-12-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2001-04-02
CIK 891532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2000

or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the transition period from ____________________ to ____________________
Commission File No. 1-11596

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
              Title of each class                                                      Name of each exchange on which registered
Common Stock, $.001 Par Value                                                         Boston Stock Exchange
Redeemable Warrants                                                                          Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 22, 2001, based on the closing sale price of such stock as reported by NASDAQ on such day, was $37,168,356. For the purposes of this calculation, we have excluded shares held by Officers and Directors. The Company's Common Stock is listed on the NASDAQ SmallCap Market and the Boston Stock Exchange.

As of March 22, 2001, there were 22,565,762 shares of the registrant's Common Stock, $.001 par value, outstanding, excluding 988,000 shares held as treasury stock.

Documents incorporated by reference: The information required by Part III is incorporated by reference from the Registrant's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

INDEX

PART I	Page No.
Item 1.	Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. 1
Item 2.	Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
Item 3.	Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
Item 4.	Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
Item 4A.	Executive Officers of the Company . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
Item 6.	Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . . . . . . . . . . . . 31
Special Note Regarding Forward-Looking Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . 32
Item 8.	Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .73
PART III
The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the Registrant's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.
PART IV
Item 14.	Exhibits, Financial Statement Schedules and Report on Form 8-K. . . . . . . . . . . . . . . . . . . 74

PART I

ITEM 1.	BUSINESS

Company Overview and Principal Products and Services
Perma-Fix Environmental Services, Inc. (the Company, which may be referred to as we, us, or our) is a Delaware corporation, engaged through its subsidiaries, in:

* Industrial Waste Management Services, which includes:
*	treatment, storage, processing, and disposal of hazardous and nonhazardous waste; and
*	industrial waste and wastewater management services, including the collection, treatment, processing and disposal of hazardous and non-hazardous waste, and the design and construction of on-site wastewater treatment systems.
* Nuclear Waste Management Services, which includes:
*	treatment, storage, processing and disposal of mixed waste (which is both low-level radioactive and hazardous waste); and
*	nuclear and low-level radioactive waste treatment, processing and disposal, which includes research, development, on and off-site waste remediation and processing.
* Consulting Engineering Services, which includes:
*	broad-scope environmental issues, including environmental management programs, regulatory permitting, compliance and auditing, landfill design, field testing and characterization.

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

Segment Information and Foreign and Domestic Operations and Export Sales
During 2000, we were engaged in twelve operating segments. Pursuant to FAS 131, we define an operating segment as:

    *     A business activity from which we may earn revenue and incur expenses;
    *     Whose operating results are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and
    *     For which discrete financial information is available.

We therefore define our segments as each separate facility or location that we operate. We clearly view each business as a separate segment and make decisions based on the activity and profitability of that particular location. These segments, however, exclude the Corporate headquarters which does not generate revenue and Perma-Fix of Memphis, Inc. ("PFM") which is reported elsewhere as a discontinued operation. See Note 3 to Notes to Consolidated Financial Statements regarding discontinued operations.

Pursuant to FAS 131 we have aggregated our operating segments into three reportable segments to ease in the presentation and understanding of our business. We used the following criteria to aggregate our segments:

    *     The nature of our products and services;
    *     The nature of the products processes;
    *     The type or class of customer for our products and services;
    *     The methods used to distribute our products or provide our services; and
    *     The nature of the regulatory environment.

During 2000, in conjunction with the expansion of the PFF's nuclear, mixed waste facility, the acquisition of DSSI and expanded Oak Ridge, Tennessee, mixed waste activities, the Company has established a Nuclear Waste Management Services segment, in addition to the two previously reported segments.

Most of our activities were conducted in the Southeast, Southwest and Midwest portions of the United States. We had no foreign operations or export sales during 2000.

Operating Segments
We have twelve operating segments which represent each separate facility or location that we operate. Eight of these segments provide Industrial Waste Management Services, three of these segments provide Nuclear Waste Management Services and one segment provides Consulting Engineering Services as described below:

INDUSTRIAL WASTE MANAGEMENT SERVICES, which includes, off-site waste storage, treatment, processing and disposal services of hazardous and non-hazardous waste (solids and liquids) through six of our treatment, storage and disposal ("TSD") facilities and numerous related operations provided by our two other locations, as discussed below.

Perma-Fix Treatment Services, Inc. ("PFTS") is a Resource Conservation and Recovery Act of 1976 ("RCRA") permitted TSD facility located in Tulsa, Oklahoma. PFTS stores and treats hazardous and non-hazardous waste liquids, provides waste transportation and disposal of non-hazardous liquid waste via its on-site Class I Injection Well located at the facility. The injection well is permitted for the disposal of non-hazardous liquids and characteristic hazardous wastes that have been treated to remove the hazardous characteristic. PFTS operates a non-hazardous wastewater treatment system for oil and solids removal, a corrosive treatment system for neutralization and metals precipitation, and a container stabilization system. The injection well is controlled by a state-of-the-art computer system to assist in achieving compliance with all applicable state and federal regulations.

Perma-Fix of Dayton, Inc. ("PFD") is a RCRA permitted TSD facility located in Dayton, Ohio. PFD has four main disposal production areas. The four production areas are a RCRA permitted TSD, a centralized wastewater treatment area, used oil fuel recycling area, and non-hazardous solids solidification area. Hazardous waste accepted under the RCRA permit is typically drum waste for fuel bulking, incineration or stabilization. Wastewaters accepted at the facility include hazardous and non-hazardous wastewaters, which are treated by ultra filtration, metals precipitation and bio-degradation to meet the requirements of PFD's Clean Water Act pretreatment permit. Waste industrial oils and used motor oils are processed through high-speed centrifuges to produce a high quality fuel that is burned by industrial burners. PFD also designs and constructs on-site wastewater pretreatment systems.

Perma-Fix of Ft. Lauderdale, Inc. ("PFL") is a permitted facility located in Ft. Lauderdale, Florida. PFL collects and treats wastewaters, oily wastewaters, used oil and other off-specification petroleum-based products, some of which may potentially be recycled into usable products. Key activities at PFL include process cleaning and material recovery, production and sales of on-specification fuel oil, custom tailored waste management programs and hazardous material disposal and recycling materials from generators such as the cruise line and marine industries.

Perma-Fix of Orlando, Inc. ("PFO"), F/K/A Chemical Conservation Corporation ("CCC"), is a RCRA permitted TSD facility located in Orlando, Florida, which was acquired effective June 1, 1999. PFO collects, stores and treats hazardous and non-hazardous wastes out of two processing buildings, under one of our most inclusive permits. PFO is also a transporter of hazardous waste and operates a transfer facility at the site.

Perma-Fix of South Georgia, Inc. ("PFSG"), F/K/A Chemical Conservation of Georgia, Inc. ("CCG"), is a RCRA permitted TSD facility located in Valdosta, Georgia, which was acquired effective June 1, 1999. PFSG provides storage, treatment and disposal services to hazardous and non-hazardous waste generators throughout the United States, in conjunction with the utilization of the PFO facility and transportation services. PFSG operates a hazardous waste storage facility that primarily blends and processes hazardous and non-hazardous waste liquids, solids and sludges into substitute fuel or as a raw material substitute in cement kilns that have been specially permitted for the processing of hazardous and non-hazardous waste.

Perma-Fix of Michigan, Inc. ("PFMI"), F/K/A Chem-Met Services, Inc. ("CM"), is a permitted TSD facility located in Detroit, Michigan, which was acquired effective June 1, 1999. PFMI is a waste treatment and storage facility, situated on 60 acres, that treats hazardous, non-hazardous and inorganic wastes with solidification/chemical fixation and bulks, repackages and remanifests wastes that are determined to be unsuitable for treating. This large bulk processing facility utilizes a chemical fixation and stabilization process to produce a solid non-hazardous matrix that can safely be disposed of in a solid waste landfill.

Perma-Fix Government Services ("PFGS") F/K/A Chem-Met Government Services ("CMGS") specializes in the on-site (at the government's site) environmental and hazardous waste management, with emphasis on the management of large long-term federal and industrial on-site field service contracts. PFGS operates out of six (6) field service offices, located throughout the United States and Hawaii. PFGS currently manages seven (7) hazardous waste management service contracts with the Defense Reutilization & Marketing Service ("DRMS"), working closely with the above noted permitted facilities for certain transportation and waste management services.

Perma-Fix of New Mexico, Inc. ("PFNM"), located in Albuquerque, New Mexico, provides on-site (at the generator's site) waste treatment services to convert certain types of characteristic hazardous wastes into non-hazardous waste by removing those characteristics which categorize such waste as "hazardous" and treats non-hazardous waste as an alternative to off-site waste treatment and disposal methods. The activities at this service center operation have been reduced during 2000, as the Company focus' its efforts on the fixed base TSD operating facilities, which provide better margin and market opportunity.

For 2000, the Company's Industrial Waste Management Services segment accounted for approximately $44,191,000 (or 74.7%) of the Company's total revenue, as compared to approximately $34,756,000 (or 74.8%) for 1999, which excludes discontinued operations. See under the caption "Financial Statements and Supplementary Data" for further details.

NUCLEAR WASTE MANAGEMENT SERVICES, which includes nuclear, mixed and low-level radioactive waste treatment, processing and disposal services through two of our TSD facilities and numerous related operations by a third location. The presence of nuclear and low-level radioactive constituents within the waste streams processed by this segment create different and unique operational, processing and permitting/licensing requirements, from those contained within the Industrial Waste Management Services segment, as discussed below.

Perma-Fix of Florida, Inc. ("PFF"), located in Gainesville, Florida, is a uniquely permitted and licensed TSD. PFF specializes in the processing and treatment of certain types of wastes containing both low-level radioactive and hazardous and non-hazardous wastes, which are known in the industry as mixed waste. PFF is one of only a few facilities nationally to operate under both a hazardous waste permit and a nuclear materials license, from which it has built its reputation based on its ability to treat difficult waste streams using its unique processing technologies and its ability to provide related research and development services. Its mixed waste services include the treatment and processing of waste Liquid Scintillation Vials (LSVs), the processing and handling of other mixed and radioactive wastes, site remediation, storage of customer wastes and research and development. PFF will, on a limited basis, perform certain typical services of hazardous and non-hazardous waste management. However, with the amended permits and licenses received during 2000 and the expansion of its mixed waste processing equipment and capabilities, PFF has transitioned into a full mixed waste and low level radioactive processing facility. The LSVs are generated primarily by institutional research agencies and biotechnical companies. These wastes contain mixed (low-level) radioactive materials and hazardous waste (flammable) constituents. Management believes that PFF currently processes approximately 80% of the available LSV waste in the country. The business has expanded into receiving and handling other types of mixed wastes primarily from the nuclear utilities, the Department of Energy ("DOE") and other government facilities as well as select mixed waste field remediation projects.

Diversified Scientific Services, Inc. ("DSSI"), located in Kingston, Tennessee, is also a uniquely permitted and licensed TSD, which was acquired effective August 31, 2000. DSSI specializes in the processing and destruction of certain types of wastes containing both low-level radioactive and hazardous waste (mixed waste). DSSI, like PFF is one of only a few facilities nationally to operate under both a hazardous waste permit and a nuclear materials license. Additionally, DSSI is the only commercial facility of its kind in the U.S. that is currently operating and licensed to destroy liquid organic mixed waste, through its treatment unit. DSSI provides mixed waste disposal services for industry, including prominent international pharmaceutical companies, as well as agencies of the U.S. government, including the DOE and the Department of Defense ("DOD").

Perma-Fix, Inc. ("PFI"), which is based out of Kingston, Tennessee, provides on-site (at the generator's site) waste treatment services for certain low level radioactive and mixed wastes, for industrial firms, the DOE and other governmental facilities under licenses granted to the generator. PFI, in partnership with PFF, continues to expand its processing capabilities in the nuclear waste field, utilizing its technologies and project experience, including the successful processing of legacy waste at the DOE Fernald Ohio facility. In addition, PFI has recently opened an Oak Ridge, Tennessee office to facilitate future DOE contracts, and is under contract to construct a mixed waste processing facility at the DOE K-25 complex in Oak Ridge for East Tennessee Materials and Energy Corporation ("M&EC"). We have entered into a stock purchase agreement to acquire M&EC, subject to certain conditions being met. See "BUSINESS--Recent Developments."

For 2000, the Company's nuclear waste management services business accounted for $11,737,000 (or 19.9%) of total revenue for 2000, as compared to $6,997,000 (or 15.1%) of total revenue for 1999, which excludes discontinued operations. See under the caption "Financial Statements and Supplementary Data" for further details.

CONSULTING ENGINEERING SERVICES, which provides environmental engineering and regulatory compliance consulting services through one subsidiary, as discussed below.

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

During 2000 environmental engineering and regulatory compliance consulting services accounted for approximately $3,211,000 or 5.4% of our total revenue, as compared to approximately $4,711,000 or 10.1% in 1999, which excludes discontinued operations. See under the caption "Financial Statements and Supplementary Data" for further details.

Importance of Patents and Trademarks, or Concessions Held
We do not believe that we are dependent on any particular trademark in order to operate our business or any significant segment thereof. We have received registration through the year 2006 for the service mark "Perma-Fix" by the U.S. Patent and Trademark office.

The Company is active in the research and development of technologies that allow it to address its customers' needs. To date, the Company's R&D efforts have resulted in the granting of two patents and the filing of an additional eleven pending patent applications. The Company's flagship technology, the Perma-Fix Process, is a proprietary, cost effective, treatment technology that converts hazardous waste into non-hazardous material. Subsequently, the Company has developed Perma-Fix II, a patent pending, multi-step treatment process that converts hazardous organic components into non-hazardous material. Perma-Fix II is particularly important to the Company's mixed waste strategy. Management believes that at least one third of DOE mixed wastes contain organic components.

A new Perma-Fix II process ("New Process") designed to remove certain types of organic hazardous constituents from soils or other solids and sludges ("Solids") has been developed by us. This New Process is designed to remove the organic hazardous constituents from the Solids through a water-based system. We have filed a patent application with the U.S. Patent and Trademark Office covering the New Process. As of the date of this report, we have not received a patent for the New Process, and there are no assurances that such a patent will be issued. Until development of this New Process, we were not aware of a relatively simple and inexpensive process that would remove the organic hazardous constituents from Solids without elaborate and expensive equipment or expensive treating agents. Due to the organic hazardous constituents involved, the disposal options for such materials are limited, resulting in high disposal cost when there is a disposal option available. By reducing the organic hazardous waste constituents from the Solids to a level where the Solids may be returned to the ground, the generator's disposal options for such waste are substantially increased, allowing the generator to dispose of such waste at substantially less cost. We began commercial use of the New Process in 2000. Patent applications have also been filed for processes to treat radon, selenium and other speciality materials utilizing variations of this new process. However, changes to current environmental laws and regulations could limit the use of the New Process or the disposal options available to the generator. See "BUSINESS--Permits and Licenses" and "BUSINESS--Research and Development."

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

PFTS is a permitted solid and hazardous waste treatment, storage, and disposal facility. The RCRA Part B Permit to treat and store certain types of hazardous waste was issued by the Waste Management Section of the Oklahoma Department of Environmental Quality ("ODEQ"). Additionally PFTS maintains an Injection

Facility Operations Permit issued by the ODEQ Underground Injection Control Section for our two waste disposal injection wells, and a pre-treatment permit in order to discharge industrial wastewaters to the local Publically Owned Treatment Works. PFTS is also registered with the ODEQ and the Department of Transportation as a hazardous waste transporter.

PFF operates its hazardous and low-level radioactive waste activities under a RCRA Part B permit and a radioactive materials license issued by the State of Florida.

PFL operates under a general permit and used oil processors license issued by the Florida Department of Environmental Protection ("FDEP"), a transporter license issued by the FDEP and a transfer facility license issued by Broward County, Florida. Broward County also issued PFL a discharge Pre-Treatment permit that allows discharge of treated water to the Broward County Publically Owned Treatment Works.

PFD operates a hazardous and non-hazardous waste treatment and storage facility under various permits, including a RCRA Part B permit. PFD provides wastewater pretreatment under a discharge permit with the local Publically Owned Treatment Works and is a specification and off-specification used oil processor under the guidelines of the Ohio EPA.

PFMI operates under an operating license issued in 1982 as an existing facility for the treatment and storage of certain hazardous wastes. The operating license continues in effect in conjunction with the terms of a consent judgement as agreed to in 1991.

PFO operates a hazardous and non-hazardous treatment and storage facility under various permits, including a RCRA Part B permit, issued by the State of Florida.

PFSG operates a hazardous treatment and storage facility under a RCRA Part B permit, issued by the State of Georgia.

DSSI operates hazardous and low-level radioactive waste activities under a RCRA Part B permit and a radioactive materials license issued by the State of Tennessee.

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

Seasonality
We experience a seasonal slowdown in operations and revenues during the winter months extending from late November through early March. The seasonality factor is a combination of poor weather conditions in the central plains and Midwestern geographical markets we serve for on-site and off-site waste management services along with the inability to generate consistent billable hours in the consulting engineering segment, resulting in a decrease in revenues and earnings during such period.

Dependence Upon a Single or Few Customers
The majority of our revenues for fiscal 2000 have been derived from hazardous, non-hazardous and mixed waste management services provided to a variety of industrial and commercial customers. Our customers are principally engaged in research, biotechnical development, transportation, chemicals, metal processing, electronic, automotive, petrochemical, refining and other similar industries, in addition to government agencies that include the DOE, DOD, and other federal, state and local agencies. We are not dependent upon a single customer, or a few customers, the loss of any one or more would not have a material adverse effect on us. However, PFGS currently manages seven (7) hazardous waste management service contracts with the DRMS. The DRMS is a subagency of the Defense Logistics Agency and the DOD, which is considered to be a single customer. The consolidated revenues for the DRMS contracts for 2000 total $7,606,000 (or 12.9%) of total revenue, as compared to $5,277,000 (or 11.4%) for the year ended December 31, 1999, which results in an increase of $2,329,000 for 2000. Delays in the government's payment of amounts owing to the Company have resulted, from time to time, in a material decrease in the Company's liquidity.

We have and continue to enter into contracts with (directly or indirectly as a subcontractor) the federal government. The contracts that we are a party to with the federal government or with others as a subcontractor to the federal government, generally provide that the government may terminate or renegotiate the contracts, at the government's election. Our inability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor) could have a material adverse effect on our operations and financial condition.

Oak Ridge System Contract Award
 The Company and M&EC entered into an agreement pursuant to which the Company and M&EC agreed to act as a team in the performance of certain contracts that either the Company or M&EC may obtain from customers of the DOE regarding treatment and disposal of certain types of radioactive, hazardous or mixed waste (waste containing both hazardous and low level radioactive waste) at DOE facilities. In connection with proposals relating to the treatment and disposal of mixed waste at DOE's Oak Ridge, Tennessee system ("Oak Ridge"), M&EC and the Company made a joint proposal to DOE, with M&EC to act as the team leader. In June 1998 M&EC, as the team leader, was awarded three contracts ("Oak Ridge Contracts") by Bechtel Jacobs Company, LLC, the government-appointed manager of the environmental program for Oak Ridge, to perform certain treatment and disposal services relating to Oak Ridge. The Oak Ridge Contracts were issued by Bechtel Jacobs Company, as a contract to the DOE, based on proposals by M&EC and the Company.

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

The Company anticipates that work, if any, under the Oak Ridge Contracts will begin during the second quarter of 2001. The Company also anticipates that a substantial portion of any work performed under the Oak Ridge Contracts will be performed at M&EC's facility at Oak Ridge currently under development as of the date of this report. As of February 2001, the Company has entered into a definitive agreement along with M&EC, to acquire all of the outstanding voting stock of M&EC. See "BUSINESS--Recent Developments," "Special Note Regarding Forward-Looking Statements," "Management Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources of the Company," and "Note 4 to Notes to Consolidated Financial Statements."

Competitive Conditions
Competition is intense within certain product lines within the Industrial Waste Management Services segment of our businesses, we compete with numerous companies both large and small, that are able to provide one or more of the environmental services offered by us and many of which may have greater financial, human and other resources than we have. However, we believe that the range of waste management and environmental consulting, treatment, processing and remediation services we provide affords us a competitive advantage with respect to certain of our more specialized competitors. We believe that the treatment processes we utilize offer a cost savings alternative to more traditional remediation and disposal methods offered by our competitors. The intense competition for performing the services provided by us within the Industrial Waste Management Services segment has resulted in reduced gross margin levels for certain of those services.

The Nuclear Waste Management Services segment, however has only a few competitors and does not currently experience such competitive pressures. In addition, at present we believe there is only one other facility in the United States that provides low-level radioactive and hazardous waste processing of scintillation vials, which requires both a radioactive materials license and a hazardous waste permit.

Competition in the waste management industry is likely to increase as the industry continues to mature, as more companies enter the market and expand the range of services which they offer and as we move into new geographic markets. We believe that there are no formidable barriers to entry into certain of the on-site treatment businesses. However, the permitting and licensing requirements, and the cost to obtain such permits, are barriers to the entry of hazardous waste TSD facilities and radioactive and mixed waste activities as presently operated by our subsidiaries. Certain of the non-hazardous waste operations, however, do not require such permits and, as a result, entry into these non-hazardous waste businesses would be easier. If the permit requirements for both hazardous waste storage, treatment and disposal activities and/or the licensing requirements for the handling of low level radioactive matters are eliminated or if such licenses or permits were made easier to obtain, such would allow more companies to enter into these markets and provide greater competition.

We believe that we are a significant participant in the delivery of off-site waste treatment services in the Southeast, Midwest and Southwest portions of the United States. We compete with TSD facilities operated by national, regional and independent environmental services firms located within a several hundred-mile radius of our facilities. Our subsidiaries, PFF and DSSI, with permitted radiological activities solicit business on a nationwide basis, including the U.S. Territories and Antarctica.

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

Capital Spending, Certain Environmental Expenditures and Potential Environmental Liabilities
During 2000, we spent approximately $3,812,000 in capital expenditures, which was principally for the expansion and improvements to our continuing operations. Included in this total is a major expansion to the Gainesville, Florida, mixed waste facility, totaling approximately $1,032,000 and a new waste water treatment system within the Dayton, Ohio, industrial facility, totaling approximately $864,000. This 2000 capital spending total includes $642,000 of which was financed. For 2001, we have budgeted approximately $4,000,000 for capital expenditures to improve our operations, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing and to maintain permit compliance requirements, and approximately $1,230,000 to comply with federal, state and local regulations in connection with remediation activities at four locations. See Note 3 and Note 8 to Notes to Consolidated Financial Statements. However, there is no assurance that we will have the funds available for such budgeted expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources of the Company." We do not anticipate the ongoing environmental expenditures to be significant, with the exception of remedial activities at the four locations discussed below.

In June 1994, we acquired from Quadrex Corporation and/or a subsidiary of Quadrex Corporation (collectively, "Quadrex") three TSD companies, including PFD. The former owners of PFD had merged Environmental Processing Services, Inc. ("EPS") with PFD, which was subsequently sold to Quadrex. Through our acquisition of PFD in 1994 from Quadrex, we were indemnified by Quadrex for costs associated with remediating certain property leased by EPS from an affiliate of EPS on which EPS operated a RCRA storage and processing facility ("Leased Property"). Such remediation involves soil and/or groundwater restoration. The Leased Property used by EPS to operate its facility is separate and apart from the property on which PFD's facility is located. During 1995, in conjunction with the bankruptcy filing by Quadrex, we were required to advance $250,000 into a trust fund to support remedial activities at the Leased Property used by EPS, which was subsequently increased to $424,000. As discussed in Note 8 to the Consolidated Financial Statements, we have accrued approximately $176,000 for the estimated, remaining costs of remediating the Leased Property used by EPS, which will extend for a period of two (2) to three (3) years.

Due to the acquisition of PFM, we assumed and recorded certain liabilities to remediate gasoline contaminated groundwater and investigate, under the hazardous and solid waste amendments, potential areas of soil contamination on PFM's property. Prior to our ownership of PFM, the owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities. We have accrued approximately $630,000 for the estimated, remaining cost of remediating the groundwater contamination. See "BUSINESS--Certain Environmental Expenditures."

The PFM facility is situated in the vicinity of the Memphis Military Defense Depot (the "Defense Facility"), which Defense Facility is listed as a Superfund Site and is adjacent to the Allen Well Field utilized by Memphis Light, Gas & Water, a public water supply utilized in Memphis, Tennessee. Chlorinated compounds have previously been detected in the groundwater beneath the Defense Facility, as well as in very limited amounts in certain production wells in the adjacent Allen Well Field. Very low concentrations of certain chlorinated compounds have also been detected in the groundwater beneath the PFM facility. Based upon a study performed by our environmental engineering group, we do not believe the PFM facility is the source of the chlorinated compounds in the noted production wells in the Allen Well Field and, as a result, do not believe that the presence of the low concentrations of chlorinated compounds at the PFM facility will have a material adverse effect upon the Company.

In conjunction with the acquisition of PFMI and PFSG during 1999, we recognized long-term environmental accruals of $4,319,000. This amount represented the Company's estimate of the long-term costs to remove contaminated soil and to undergo groundwater remediation activities at the PFMI acquired facility in Detroit, Michigan, and at the PFSG acquired facility in Valdosta, Georgia. Both facilities have pursued remedial activities over the past six years with additional studies forthcoming and potential groundwater restoration activities could extend for a period of ten years. The accrued balance at December 31, 2000, for the PFMI remediation is $1,482,000, of which we anticipate spending $361,000 during 2001, with the remaining $1,121,000 reflected in a long-term environmental accrual. The accrued balance at December 31, 2000, for the PFSG remediation is $2,081,000, of which we anticipate spending $473,000 during 2001, with the remaining $1,608,000 reflected in a long-term environmental accrual. No insurance or third party recovery was taken into account in determining our cost estimates or reserves, nor do our cost estimates or reserves reflect any discount for present value purposes. We also recognized certain other long-term potential liabilities related to the 1999 acquisition of PFMI, PFO and PFSG, the largest of which is the reserve of possible PRP liabilities, related to disposal activities prior to the acquisition, for which we have reserved approximately $403,000. See Note 4 and Note 8 to Notes to Consolidated Financial Statements.

The nature of our business exposes us to significant risk of liability for damages. Such potential liability could involve, for example, claims for cleanup costs, personal injury or damage to the environment in cases where we are held responsible for the release of hazardous materials; claims of employees, customers or third parties for personal injury or property damage occurring in the course of our operations; and claims alleging negligence or professional errors or omissions in the planning or performance of our services or in the providing of our products. In addition, we could be deemed a responsible party for the costs of required cleanup of any property which may be contaminated by hazardous substances generated or transported by us to a site we selected, including properties owned or leased by us. We could also be subject to fines and civil penalties in connection with violations of regulatory requirements.

Research and Development
Innovation by our operations is very important to the success of our business. Our goal is to discover, develop and bring to market innovative ways to process waste that address unmet environmental needs. We are planning for future growth of our research operations. We conduct research internally, and also through collaborations with universities. We feel that our investments in research have been rewarded by the discovery of the Perma-Fix Process and the New Process. Our competitors also devote resources to research and development and many such competitors have greater resources at their disposal than we do. We have estimated that during 1998, 1999 and 2000, we spent approximately $364,000, $467,000, and $359,000, respectively in Company-sponsored research and development activities.

Number of Employees
In our service-driven business, our employees are vital to our success. We believe we have good relationships with our employees. As of December 31, 2000, we employed approximately 433 persons, of which approximately 14 were assigned to our corporate office, approximately 25 were assigned to our Consulting Engineering Services segment, approximately 297 to the Industrial Waste Management Services segment of which 20 employees at one facility are represented by a collective bargaining unit, under a contract expiring on March 30, 2001, and approximately 97 to the Nuclear Waste Management Services segment, including approximately 52 employees at the DSSI facility acquired in August 2000. We are currently in negotiations regarding the union contract, expiring March 30, 2001.

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

The Resource Conservation and Recovery Act of 1976, as amended ("RCRA")
RCRA and its associated regulations establish a strict and comprehensive regulatory program applicable to hazardous waste. The EPA has promulgated regulations under RCRA for new and existing treatment,

storage and disposal facilities including incinerators, storage and treatment tanks, storage containers, storage and treatment surface impoundments, waste piles and landfills. Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit or must obtain interim status from the EPA, or a state agency which has been authorized by the EPA to administer its program, and must comply with certain operating, financial responsibility and closure requirements. RCRA provides for the granting of interim status to facilities that allows a facility to continue to operate by complying with certain minimum standards pending issuance or denial of a final RCRA permit.

Boiler and Industrial Furnace Regulations under RCRA ("BIF Regulations")
BIF Regulations require boilers and industrial furnaces, such as cement kilns, to obtain permits or to qualify for interim status under RCRA before they may use hazardous waste as fuel. If a boiler or industrial furnace does not qualify for interim status under RCRA, it may not burn hazardous waste as fuel or use such as raw materials without first having obtained a final RCRA permit. In addition, the BIF Regulations require 99.99% destruction of the hazardous organic compounds used as fuels in a boiler or industrial furnace and impose stringent restrictions on particulate, carbon monoxide, hydrocarbons, toxic metals and hydrogen chloride emissions.

The Safe Drinking Water Act, as amended (the "SDW Act")
SDW regulates, among other items, the underground injection of liquid wastes in order to protect usable groundwater from contamination. The SDW Act established the Underground Injection Control Program ("UIC Program") that provides for the classification of injection wells into five classes. Class I wells are those which inject industrial, municipal, nuclear and hazardous wastes below all underground sources of drinking water in an area. Class I wells are divided into nonhazardous and hazardous categories with more stringent regulations imposed on Class I wells which inject hazardous wastes. PFTS' permit to operate its underground injection disposal wells is limited to nonhazardous wastewaters.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA," also referred to as the "Superfund Act")
CERCLA governs the cleanup of sites at which hazardous substances are located or at which hazardous substances have been released or are threatened to be released into the environment. CERCLA authorizes the EPA to compel responsible parties to clean up sites and provides for punitive damages for noncompliance. CERCLA imposes joint and several liability for the costs of clean up and damages to natural resources.

Health and Safety Regulations
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

Atomic Energy Act
The Atomic Energy Act of 1954 governs the safe handling and use of Source, Special Nuclear and Byproduct materials in the U.S. and its territories. This act authorized the Atomic Energy Commission (now the Nuclear Regulatory Commission) to enter into "Agreements with States to carry out those regulatory functions in those respective states except for Nuclear Power Plants and federal facilities like the VA hospitals and the DOE operations." The State of Florida (with the USNRC oversight), Office of Radiation Control, regulates the radiological program of the PFF facility, and the State of Tennessee (with the USNRC oversight), Tennessee Department of Radiological Health, regulates the radiological program of the DSSI facility.

Other Laws
Our activities are subject to other federal environmental protection and similar laws, including, without limitation, the Clean Water Act, the Clean Air Act, the Hazardous Materials Transportation Act and the Toxic Substances Control Act. Many states have also adopted laws for the protection of the environment which may affect us, including laws governing the generation, handling, transportation and disposition of hazardous substances and laws governing the investigation and cleanup of, and liability for, contaminated sites. Some of these state provisions are broader and more stringent than existing federal law and regulations. Our failure to conform our services to the requirements of any of these other applicable federal or state laws could subject us to substantial liabilities which could have a material adverse affect on us, our operations and financial condition. In addition to various federal, state and local environmental regulations, our hazardous waste transportation activities are regulated by the U.S. Department of Transportation, the Interstate Commerce Commission and transportation regulatory bodies in the states in which we operate. We cannot predict the extent to which we may be affected by any law or rule that may be enacted or enforced in the future, or any new or different interpretations of existing laws or rules.

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

Recent Developments
We have entered into a stock purchase agreement (the "Purchase Agreement") with East Tennessee Materials and Energy Corporation, a Tennessee corporation ("M&EC"), and all of the shareholders of M&EC, dated as of January 18, 2001. However, the Purchase Agreement was not executed by all of the parties thereto until February 22, 2001. Under the terms of the Purchase Agreement we will own 100% of the then issued and outstanding shares of M&EC Common Stock.

If the acquisition of M&EC is completed, the purchase price to be paid by us for the M&EC common stock is approximately $2.4 million, which is payable by the Registrant issuing approximately 1.6 million shares of the PESI Common Stock to the shareholders of M&EC. In addition, M&EC will issue shares of its newly created non-convertible and non-voting Series B Preferred Stock to certain shareholders of M&EC having a stated value of approximately $1.5 million.

We have previously loaned to, or advanced funds on behalf of, M&EC of approximately $7.1 million as of March 20, 2001, for M&EC's working capital purposes and to construct M&EC's facility under our agreement with M&EC. M&EC has issued to us promissory notes evidencing a large portion of the loans and advances and pledged all of M&EC's assets as security for the repayment of the promissory notes. If the M&EC acquisition is not completed, M&EC may not have the funds, and the collateral may not be sufficient, to repay us the full amount of the loans and advances, resulting in a material adverse effect to us and our financial conditions.

As a condition to the M&EC acquisition, all of the participants in M&EC's employee benefit plans must release M&EC and the Registrant from certain liabilities relating to such plans under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). In addition, M&EC and the applicable governmental authorities must have entered into resolution agreements satisfactory to the Registrant regarding the resolution of any M&EC liabilities arising under ERISA in connection with such plans. The consummation of the M&EC Acquisition is further conditioned, among other things, upon M&EC and the applicable governmental authorities having entered a settlement satisfactory to the Registrant of all matters between the Internal Revenue Service ("IRS") and M&EC relating to the payment or failure to pay taxes. See "Management Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources of the Company."

ITEM 2.	PROPERTIES

Our principal executive offices are in Gainesville, Florida. Our industrial waste management operations are located in Orlando and Ft. Lauderdale, Florida; Dayton, Ohio; Tulsa, Oklahoma; Valdosta, Georgia; Detroit, Michigan; and Albuquerque, New Mexico. Our nuclear waste management operations are located in Gainesville, Florida and Kingston, Tennessee. Our consulting engineering services are located in St. Louis, Missouri. We also maintain a sales office in Kansas City, Missouri and Government Services offices in Jacksonville, Florida; Anniston, Alabama; San Diego, California; Oklahoma City, Oklahoma; Portsmouth, Virginia; and Honolulu, Hawaii.

We own nine facilities and are in negotiations to purchase a currently leased property, all of which are in the United States. Five of our facilities are subject to mortgages as placed by the Company's senior lender. In addition, we lease thirteen properties for office space, one of which also contains a warehouse and one additional property that is utilized strictly as warehouse space, all of which are located in the United States as described above.

We believe that the above facilities currently provide adequate capacity for our operations and that additional facilities are readily available in the regions in which we operate.

ITEM 3.	LEGAL PROCEEDINGS

PFMI, which was purchased by the Company effective June 1, 1999, has been advised that it is considered a potentially responsible party ("PRP") in three Superfund sites, two of which had no relationship with PFMI according to PFMI records. The relationship of PFMI to the third site, if any, is currently being investigated by the Company. PFO, which was also purchased by the Company effective June 1, 1999, has been advised that it is a PRP in two Superfund sites. The Company is currently investigating the relationship of PFO to the two sites.

PFL has been advised by the EPA that a release or threatened release of hazardous substances has been documented by the EPA at the former facility of Florida Petroleum Reprocessors (the "Site"), which is located approximately 3,000 feet northwest of the PFL facility in Davie, Florida. However, studies conducted by, or under the direction of, the EPA, together with data previously provided to PFL by the EPA, do not indicate that the PFL facility in Davie, Florida has contributed to the deep groundwater contamination associated with the Site. As a result, we are unable to determine with any degree of certainty what exposure, if any, PFL may have as a result of the documented release from the Site.

PFD is required to remediate a parcel of leased property ("Leased Property"), which was formerly used as a Resource Conservation and Recovery Act of 1976 storage facility that was operated as a storage and solvent recycling facility by a company that was merged with PFD prior to the Company's acquisition of PFD. The Leased Property contains certain contaminated waste in the soils and groundwater. The Company was indemnified by the seller of PFD for costs associated with remediating the Leased Property, which entails remediation of soil and/or groundwater restoration. However, during 1995, the seller filed for bankruptcy. Prior to the acquisition of PFD by the Company, the seller had established a trust fund ("Remediation Trust Fund"), which it funded with the seller's stock to support the remedial activity on the Leased Property pursuant to the agreement with the Ohio Environmental Protection Agency ("Ohio EPA").

After the Company purchased PFD, it was required to advance $250,000 into the Remediation Trust Fund due to the reduction in the value of the seller's stock that comprised the Remediation Trust Fund, which stock had been sold by the trustee prior to the seller's filing bankruptcy. PFD has given notice to the owners of the Leased Property and former operators of the Leased Property that it will bring action against them to remediate the Leased Property and/or to recover any cost incurred by PFD in connection therewith.

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

The Company's annual meeting of stockholders ("Annual Meeting") was held on December 13, 2000. At the Annual Meeting, the following matters were voted on and approved by the shareholders:

1.	The election of four (4) directors to serve until the next annual meeting of stockholders or until their respective successors are duly elected and qualified;
2.	Approval and ratification of the appointment of BDO Seidman, LLP as the independent auditors of the Company for fiscal 2000.

At the Annual Meeting the four (4) nominated directors were elected to serve until the next annual meeting of stockholders. The directors elected at this annual meeting of stockholders and the votes cast for and withhold authority for each director are as follows:

	For	Withhold Authority
Dr. Louis F. Centofanti Jon Colin Thomas P. Sullivan Mark A. Zwecker	16,567,945 16,568,589 16,558,695 16,568,016	22,773 22,129 32,023 22,702

Also, at the Annual Meeting the shareholders approved the appointment of BDO Seidman, LLP as the independent auditors of the Company for fiscal 2000.

The votes for, against and abstentions and broker non-votes are as follows:

	For	Against	Abstentions and Broker Non-Votes
Approval and Ratification of the Appointment of BDO Seidman, LLP as the Independent Auditors	16,561,753	6,543	22,422

ITEM 4A.	EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth, as of the date hereof, information concerning the Executive Officers of the Company:

NAME	AGE	POSITION
Dr. Louis F. Centofanti Mr. Richard T. Kelecy Mr. Roger Randall Mr. Larry McNamara Mr. Bernhardt Warren Mr. Timothy Kimball	57 45 57 51 52 55	Chairman of the Board, President and Chief Executive Officer
Chief Financial Officer, Vice President and Secretary
President, Industrial Services
President, Nuclear Services
Vice President, Nuclear Services
Vice President, Technical Services

DR. LOUIS F. CENTOFANTI
Dr. Centofanti has served as Chairman of the Board since he joined the Company in February 1991. Dr. Centofanti also served as President and Chief Executive Officer of the Company from February 1991 until September 1995 and again in March 1996 was elected to serve as President and Chief Executive Officer of the Company and continues as Chairman of the Board. From 1985 until joining the Company, Dr. Centofanti served as Senior Vice President of USPCI, Inc., a large hazardous waste management company, where he was responsible for managing the treatment, reclamation and technical groups within USPCI. In 1981 he founded PPM, Inc., a hazardous waste management company specializing in the treatment of PCB contaminated oils which was subsequently sold to USPCI. From 1978 to 1981, Dr. Centofanti served as Regional Administrator of the U.S. Department of Energy for the southeastern region of the United States. Dr. Centofanti has a Ph.D. and a M.S. in Chemistry from the University of Michigan, and a B.S. in Chemistry from Youngstown State University.

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

MR. ROGER RANDALL
Mr. Randall was elected President of the Industrial Services Division in October 2000. He previously served as Vice President of Industrial Services from December 1997 to October 2000 and as Vice President/General Manager of PFD since its acquisition by the Company in June 1994 and was elected to the position of Vice President Industrial Services of the Company in December 1997. From June 1992 to June 1994, Mr. Randall served as General Manager of the Dayton facility under the ownership of Quadrex Corporation. From 1982 to June 1992, Mr. Randall served a variety of management roles at the Dayton facility, ranging from Operations Manager to Chairman of the Board and Chief Executive Officer under the ownership of Clark Processing, Inc. Previous to his involvement with the waste management industry, Mr. Randall spent 17 years in public education serving a variety of administrative roles. He has a B.S. from Wittenberg University and an M.A. from Wright State University.

MR. LARRY MCNAMARA
Mr. McNamara has served as President of the Nuclear Services Division since October 2000. From December 1998 to October 2000, he served as Vice President of Federal Programs for the Company's nuclear activities. Between 1997 and 1998, he served as Mixed Waste Program Manager for Waste Control Specialists (WCS) developing plans for the WCS mixed waste processing facilities, identifying markets and directing proposal activities. Between 1996 and 1995, Mr. McNamara was the single point of contact for the DOD to all state and federal regulators for issues related to disposal of LLRW and served on various National Committees and advisory groups. Mr. McNamara served, from 1992 to 1995, as Chief of the Department of Defense Low Level Radioactive waste office. Between 1986 and 1992 he served as the

Chief of Planning for the Department of Army overseeing project management and program policy for the Army program. Mr. McNamara has a B.S. from the University of Iowa.

MR. BERNHARDT WARREN
Mr Warren has served as Vice President of PFF since 1996 and was elected to the position of Vice President Nuclear Services of the Company in December 1997. From 1992 to 1996, Mr. Warren provided contractual consulting services for PFF and other companies through Applied Environmental Consulting, Inc., of which Mr. Warren was Owner and President. From 1982 to 1992, Mr. Warren served a variety of management roles at the Florida facility under the ownership of Quadrex Corporation. He was involved in radioactive materials and radioactive waste management from 1973 to 1982, when he was Manager of Radioactive Materials Licensing Program for the State of Florida. He has a B.S. degree in biology from Florida Southern College, a Master of Public Administration from Florida State University and graduated from the United States Nuclear Regulatory Commission sponsored Oak Ridge Associated University program. Mr. Warren has authored more than a dozen technical papers and has achieved Master Level as a Certified Hazardous Materials Manager.

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
2000	1999
		Low	High	Low	High
Common Stock:	1st Quarter 2nd Quarter 3rd Quarter 4th Quarter	1 1/8 1 1/4 1 3/8 1 5/16	1 15/16 1 3/4 1 23/32 2 7/16	1 7/8 1 1/8 1 3/32	1 3/4 1 15/16 1 45/64 1 9/16

Such over-the-counter market quotations reflect inter-dealer prices, without retail markups or commissions and may not represent actual transactions.

As of March 28, 2001, there were approximately 238 shareholders of record of our Common Stock, including brokerage firms and/or clearing houses holding shares of our Common Stock for their clientele (with each brokerage house and/or clearing house being considered as one holder). However, the total number of beneficial shareholders as of December 31, 2000, was approximately 2,390.

Since our inception, we have not paid any cash dividends on our Common Stock and have no dividend policy. Our loan agreement prohibits paying any cash dividends on our Common Stock without prior approval.

In addition to the securities sold by us during 2000, as reported in our Forms 10-Q for the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000, which were not registered under the Securities Act of 1933, as amended, we sold or issued during the fourth quarter of 2000 the following securities which were also not registered under the Act:

1.     On or about December 29, 2000, pursuant to the terms of a certain Consulting Agreement ("Consulting Agreement") entered into effective as of January 1, 1998, the Company issued 13,952 shares of Common Stock in payment of accrued fees of $15,000 to Alfred C. Warrington IV, an outside, independent consultant to the Company, as consideration for certain consulting services rendered to the Company by Warrington from July 1999 through September 2000. The issuance of Common Stock pursuant to the Consulting Agreement was a private placement under Section 4(2) of the Act and/or Rule 506 of Regulation D as promulgated under the Act. The Consulting Agreement provides that Warrington will be paid $1,000 per month of service to the Company, payable, at the option of Warrington (i) all in cash, (ii) sixty-five percent in shares of Common Stock and thirty-five percent in cash, or (iii) all in Common Stock. If Warrington elects to receive part or all of his compensation in Common Stock, such will be valued at seventy-five percent of its "Fair Market Value" (as defined in the Consulting Agreement). Warrington elected to receive all of his accrued compensation from July 1999 through the end of September 2000 in Common Stock. Warrington represented and warranted in the Consulting Agreement, inter alia, as follows: (i) the Common Stock is being acquired for Warrington's own account, and not on behalf of any other persons; (ii)

Warrington is acquiring the Common Stock to hold for investment, and not with a view to the resale or distribution of all or any part of the Common Stock; (iii) Warrington will not sell or otherwise transfer the Common Stock in the absence of an effective registration statement under the Act, or an opinion of counsel satisfactory to the Company, that the transfer can be made without violating the registration provisions of the Act and the rules and regulations promulgated thereunder; (iv) Warrington is an "accredited investor" as defined in Rule 501 of Regulation D as promulgated under the Act; (v) Warrington has such knowledge, sophistication and experience in financial and business matters that he is capable of evaluating the merits and risks of the acquisition of the Common Stock; (vi) Warrington fully understands the nature, scope and duration of the limitations on transfer of the Common Stock as contained in the Consulting Agreement, (vii) Warrington understands that a restrictive legend as to transferability will be placed upon the certificates for any of the shares of Common Stock received by Warrington under the Consulting Agreement and that stop transfer instructions will be given to the Company's transfer agent regarding such certificates.

2.    On or about December 29, 2000, the Company issued to the Ann L. Sullivan Living Trust dated September 6, 1978 (the "ALS Trust") 55,904 shares ("Additional Shares") of Common Stock pursuant to a stock purchase agreement ("Chem-Con Stock Purchase Agreement") entered into on May 25, 1999. The ALS Trust was previously issued 1,500,000 ("Initial ALS Shares") at the closing of the Chem-Con Stock Purchase Agreement which was June 1, 1999 ("Closing Date") with the Additional Shares being issued pursuant to a guarantee (the "Guarantee") contained within the Chem-Con Stock Purchase Agreement. Under the Guarantee, if the ALS Trust owns any of the Initial ALS Shares at the end of eighteen months from the Closing Date, and the Common Stock is priced at an average closing price for the five consecutive days prior to the end of the eighteen months, of less than $2.00 per share, PESI shall pay the difference, of any, between the market value of the number of Initial ALS Shares held by the ALS Trust on December 1, 2000, and the value of such shares valued at $2.00 per share. The average price for the five days (11/24, 11/27, 11/28, 11/29, and 11/30) was $1.93. The Sullivan's and the Sullivan Trusts represented and warranted in the Stock Purchase Agreements, inter alia, as follows: (i) the Common Stock is being acquired by the ALS Trust for its own account, to hold for investment, and not on behalf of any other persons or for resale or distribution to others; (ii) the Sullivan's and the Sullivan Trusts have been advised that the shares are not being registered under the Securities Act ("Act") on the grounds that this transaction is exempt from registration under Section 4(2) of the Act, and the Sullivan's and the Sullivan Trusts will not sell or otherwise transfer the Common Stock in the absence of an effective registration statement under the Act, or an opinion of counsel satisfactory to the Company, that the transfer can be made without violating the registration provisions of the Act and the rules and regulations promulgated thereunder; (iii) each of the Sullivan Trusts is an "accredited investor" as defined in Rule 501 of Regulation D as promulgated under the Act; (iv) the Sullivan's and Sullivan Trusts understand the nature, scope and duration of the limitations in the Stock Purchase Agreements, and (v) the Sullivan's and Sullivan Trusts understand that a restrictive legend as to transferability will be placed upon the certificates for any of the shares of Common Stock received by the Sullivan's or Sullivan Trusts under the Stock Purchase Agreements and that stop transfer instructions will be given to the Company's transfer agent regarding such certificates.

3.     On or about December 18, 2000, the Company issued to Louis F. Centofanti, our Chairman and President, 64,000 shares ("Centofanti Shares") of Common Stock purchased at a purchase price of $1.5625 per share, the closing price of the Company's Common Stock on such date as quoted on the NASDAQ. The issuance of the Centofanti Shares was a private placement under Section4(2) of the Act and/or Rule 506 of Regulation D as promulgated under the Act. Dr. Centofanti represented that the shares being purchased are for his own account, for investment and not for distribution or resale to others, and he will not transfer or sell the securities being purchased unless they are registered under the Act or unless an exemption from registration is available.

ITEM 6.	SELECTED FINANCIAL DATA

The financial data included in this table has been derived from our audited consolidated financial statements. Financial statements for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 have been audited by BDO Seidman, LLP.

Statement of Operations Data:

(Amounts in Thousands, Except for Share Amounts)	December 31,

	2000(4)	1999(2)	1998	1997	1996

Revenues(3)	$59,139	$46,464	$30,551	$28,413	$27,041
Net income (loss) from continuing operations	(556)	1,570	462	192	27
Net loss from discontinued operations	--	--	- --	(4,101)	(287)
Preferred Stock dividends	(206)	(308)	(1,160)	(1,260)	(2,145)
Gain on Preferred Stock redemption	--	188	- --	- --	- --
Net income (loss) applicable to Common Stock from continuing operations	(762)	1,450	(698)	(1,068)	(2,118)
Basic net income (loss) per common share from continuing operations(1)	(.04)	.08	(.06)	(.10)	(.24)
Diluted net income (loss) per common share from continuing operations(1)	(.04)	.07	(.06)	(.10)	(.24)

Basic number of shares used in computing net income (loss) per share(1)	21,558	17,488	12,028	10,650	8,761
Diluted number of shares and potential common shares used in computing net income (loss) per share	21,558	21,224	12,028	10,650	8,761

 Balance Sheet Data:
December 31,

	2000	1999	1998	1997	1996

Working capital (deficit)	(2,829)	(1,400)	372	754	(773)
Total assets	72,771	54,644	28,748	28,570	29,036
Long-term debt	25,490	15,306	3,042	4,981	6,360
Total liabilities	50,751	34,825	12,795	16,376	16,451
Stockholders' equity	22,020	19,819	15,953	12,194	12,585

(1)     As of December 31, 1997, the Company applied SFAS 128, the new standard of computing and presenting earnings per share. The adoption of SFAS 128 did not have a material effect on the Company's EPS presentation for prior years, since the effects of potential common shares are antidilutive.

(2)     Includes financial data of PFO, PFSG and PFMI as acquired during 1999 and accounted for using the purchase method of accounting from the date of acquisition, June 1, 1999.

(3)     Excludes revenues of Perma-Fix of Memphis, Inc., shown elsewhere as a discontinued operation.

(4)     Includes financial data of DSSI as acquired during 2000 and accounted for using the purchase method of accounting from the date of acquisition, August 31, 2000.

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

The reporting of financial results and pertinent discussions are tailored to three reportable segments: Industrial Waste Management Services, Nuclear Waste Management Services and Consulting Engineering Services.

Below are the results of operations for our years ended December 31, 2000, 1999 and 1998 (amounts in thousands, except for share amounts):

(Consolidated)	2000	%	1999	%	1998	%

Net Revenue Cost of goods sold Gross profit	$ 59,139 40,910 18,229	100.0 69.2 30.8	$ 46,464 31,271 15,193	100.0 67.3 32.7	$ 30,551 21,064 9,487	100.0 68.9 31.1
Selling, general and administrative Depreciation and amortization	12,765 3,651	21.6 6.2	10,299 2,778	22.2 6.0	6,847 2,109	22.4 6.9

Other income (expense):
Interest income
Interest expense
Interest expense-Warrants
Interest expense-finance fees
Other
Net income (loss) from operations
Preferred Stock dividends
Gain on Preferred Stock
redemption
Net income (loss) applicable
to Common Stock	41 (2,132) (344) (181) 247 (556) (206) -- $ (762) =====	.1 (3.6) (.6) (.3) .4 (.9) (.3) -- (1.3) ====	50 (650) -- (67) 121 1,570 (308) 188 $ 1,450 =====	.1 (1.4) -- (.1) .2 3.4 (.7) .4 3.1 ===	35 (294) -- (79) 269 462 (1,160) -- $ (698) =====	.1 (1.0) -- (.3) .9 1.5 (3.8) -- (2.3) ====
Basic net income (loss) per common share	$ (.04) =====	$ .08 ====	$ (.06) =====
Diluted net income (loss) per Common share	$ (.04) =====	$ .07 ====	$ (.06) =====

Summary - Years Ended December 31, 2000 and 1999
Consolidated revenues increased $12,675,000 or 27.3% for continuing operations for the year ended December 31, 2000, compared to the year ended December 31, 1999. This increase is principally attributable to a full year of additional revenues resulting from the acquisition of PFO, PFSG and PFMI, effective June 1, 1999, which in the aggregate contributed approximately $9,641,000 of the increase and the additional revenues resulting from the acquisition of DSSI, effective August 31, 2000, which contributed approximately $3,046,000 of the increase. The remaining decrease in revenues reflects the reduction in engineering due to the consolidation of the Mintech and SYA operations during 2000 and the reduction of services out of our New Mexico service center, partially offset by the M&EC mixed waste subcontract work performed by PFI in Oak Ridge during the last six months of 2000.

Cost of goods sold increased $9,639,000, or 30.8% for the year ended December 31, 2000, compared to the year ended December 31, 1999. This increase in cost of goods sold reflects principally the increased operating disposal and transportation costs corresponding to the increased revenues from the June 1, 1999, acquisition of PFO, PFSG and PFMI, and the August 31, 2000 acquisition of DSSI. The acquired facilities contributed additional cost of goods sold totaling approximately $7,590,000 and $1,224,000, respectively. The remaining increases in cost of goods sold reflect internal growth within the waste management segments, included therein is an increase of $1,889,000 for PFI in relation to the increased revenues due to work PFI performed for M&EC. These increases are partially offset by decreases in cost of goods sold for SYA due to the engineering consolidation and for PFNM due to the reduction in services of that facility, as discussed above.

Gross profit for the year ended December 31, 2000, increased to $18,229,000, which as a percentage of revenue is 30.8%, reflecting a slight decrease over the 1999 percent of revenue of 32.7%. This decrease in the gross profit percentage principally reflects increased transportation and disposal costs at certain facilities, and the negative impact from increased costs within the Nuclear Waste Management Services segment resulting from this transitional year impacted by the new permit, license, construction and expanded operations.

Selling, general and administrative expenses increased $2,466,000 or 23.9% for the year ended December 31, 2000, as compared to the corresponding period for 1999. As a percentage of revenue, selling, general and administrative expenses decreased to 21.6% for the year ended December 31, 2000, compared to 22.2% for the same period of 1999. The increase in selling, general and administrative expense is principally due to the acquisition of PFO, PFSG and PFMI, which reflects additional expense of $2,381,000 for these facilities, as compared to the year ended December 31, 1999. The remaining increases to selling, general and administrative expenses were related to the acquisition of DSSI and increases from existing operations which were principally offset by decreases in selling, general and administrative expenses in our engineering services at SYA due to consolidation and the reduction in services at our New Mexico facility.

Depreciation and amortization expense, including amortization of intangibles, for the year ended December 31, 2000, reflects an increase of approximately $873,000 or 31.4%, as compared to the year ended December 31, 1999. This increase is principally a result of additional depreciation and amortization of $556,000 from the 1999 acquisition of PFO, PFSG and PFMI, and of $245,000 from the acquisition of DSSI in August 2000. The remaining increase is in direct relation to additional capital expenditures from existing operations. Depreciation expense for the year ended December 31, 2000, was $2,702,000 which included $826,000 and $155,000 for the acquisitions in 1999 and 2000, respectively. Amortization expense for the year ended December 31, 2000, was $948,000 which included $396,000 and $90,000 for the acquisitions in 1999 and 2000, respectively.

Interest expense increased approximately $1,482,000 for the year ended December 31, 2000, as compared to the corresponding period of 1999. This increase is principally due to additional borrowing levels maintained pursuant to facility expansions and acquisition efforts which totaled $1,055,000. Interim financing obtained pursuant to acquisition efforts contributed $59,000 to the increase. Additional interest expense in conjunction with the DSSI acquisition financing for the period from August 31, 2000 through December 31, 2000, totaled $270,000. Additionally, a portion of the increase reflects the twelve-month impact on 2000, compared to the seven-month impact on 1999, of the PFO, PFSG and PFMI debt assumption and acquisition financing, which totals approximately $98,000.

Interest expense-Warrants for the year ended December 31, 2000, was $344,000. This expense reflects the Black-Scholes pricing valuation for certain Warrants issued to RBB Bank pursuant to the $3,000,000 Unsecured Promissory Note and the $750,000 Unsecured Promissory Note. The notes require that certain Warrants be issued upon the initial execution of the note and at monthly intervals if the debt obligations to RBB have not been repaid in full. As of December 31, 2000, the Company has issued 705,000 Warrants to RBB resulting in the above noted expense. See Note 6 to Notes to Consolidated Financial Statements regarding the debt.

Interest expense-financing fees increased approximately $114,000 for the year ended December 31, 2000, as compared to the corresponding period of 1999. This increase is principally due to the write-off of unamortized financing fees from the Congress Revolver and Term Loan of approximately $83,000, and an early termination fee of $40,000 paid to Congress for the early termination of the Congress Revolver and Term loan, partially offset by $9,000 reduction in other financing fees. See Note 6 to Notes to Consolidated Financial Statements regarding the debt.

See Note 9 to Notes to Consolidated Financial Statements for a reconciliation between the expected tax benefit and the provision for income taxes as reported.

Preferred Stock dividends decreased approximately $102,000, for the year ended December 31, 2000, as compared to the year ended December 31, 1999. This decrease is principally due to the conversion of $350,000 (350 preferred shares) of the Preferred Stock into Common Stock in February and March of 2000. See Note 5 to Notes to Consolidated Financial Statements regarding the issuance of Preferred Stock.

Summary -- Years Ended December 31, 1999 and 1998
Consolidated net revenues increased $15,913,000, or 52.1% for continuing operations for the year ended December 31, 1999, compared to the year ended December 31, 1998. This increase is principally attributable to the additional revenues resulting from the acquisition of PFO, PFSG and PFMI, effective June 1, 1999, which in the aggregate contributed approximately $15,605,000 of this increase. The remaining revenue increase reflects internal growth within both the waste management and engineering segments.

Cost of goods sold increased $10,207,000, or 48.5% for the year ended December 31, 1999, compared to the year ended December 31, 1998. This increase in cost of goods sold reflects principally the increased operating, disposal, and transportation costs corresponding to the increased revenues from the acquisition of PFO, PFSG and PFMI as discussed above. The acquired facilities contributed cost of goods sold totaling approximately $10,471,000, which was partially offset by a cost of goods sold reduction of $264,000 from existing operations, even though such existing operations had achieved increased revenues of $308,000.

Gross profit for the year ended December 31, 1999, increased to $15,193,000, which as a percentage of revenue is 32.7%, reflecting an improvement over the 1998 percentage of revenue of 31.1%. This continued improvement in gross profit as a percentage of revenue is a result of our ongoing cost reduction efforts and the initial benefits and efficiencies gained from the acquisitions in 1999.

Selling, general and administrative expenses increased $3,452,000 or 50.4% for the year ended December 31, 1999, as compared to 1998. As a percentage of revenue, selling, general and administrative expenses however decreased to 22.2% for the year ended December 31, 1999, compared to 22.4% for the same period of 1998. This increase in selling, general and administrative expense is principally due to the acquisition of PFO, PFSG and PFMI, which reflects expense of $2,531,000 directly related to and charged against these facilities. We continue to focus our efforts on the research and development of new markets, products and technologies which are expensed as incurred. However, we did demonstrate in 1999 the benefit of spreading the fixed overhead over a larger company, as reflected in the improvement in expense as a percentage of revenue.

Depreciation and amortization expense for the year ended December 31, 1999, reflects an increase of approximately $669,000 or 31.7% as compared to the year ended December 31, 1998. This increase is principally a result of the acquisition of PFO, PFSG and PFMI in 1999, which resulted in an increase in depreciation and amortization of $666,000 from the date of acquisition, June 1, 1999. Depreciation expense for the year ended December 31, 1999, was $2,102,000 which included $435,000 for the above discussed acquired facilities and amortization expense for the year ended December 31, 1999, was $676,000, which included $231,000 for the above discussed acquired facilities.

Interest expense increased approximately $356,000 for the year ended December 31, 1999, as compared to the corresponding period of 1998. This increase principally reflects the impact of the acquisition of PFO, PFSG and PFMI effective June 1, 1999. The existing debt as assumed in conjunction with the acquisition resulted in $43,000 of additional interest. The additional interest resulting from the three promissory notes which comprised $4,700,000 of the purchase prices totaled approximately $125,000. The remaining increase in interest expense is a direct result of the increased borrowing levels on the Congress Financial Corporation revolving and term loan incurred at the point of acquisition to (i) fund the cash portion of the purchase price ($1,000,000), (ii) fund certain settlement payments ($1,616,000), (iii) fund certain debt repayments required at closing ($2,011,000) and (iv) fund certain other closing and acquisition related costs.

See Note 9 to Notes to Consolidated Financial Statements for a reconciliation between the expected tax benefit and the provision for income taxes as reported.

The Preferred Stock dividends include the dividends recognized upon the issuance of new series' of Preferred Stock due to the beneficial conversion feature and dividends paid on a semiannual basis on outstanding Preferred Stock, which on a combined basis decreased approximately $852,000, for the year ended December 31, 1999, as compared to the year ended December 31, 1998. Pursuant to EITF 98-5 and D-42, we recorded a dividend of approximately $750,000 related to the fiscal 1998 sales of certain series of Convertible Preferred Stock. However, Preferred Stock dividends paid during 1998 were approximately $410,000 as compared to approximately $308,000 during 1999. This decrease of approximately $102,000 is due to the conversion of $4,563,000 (4,563 preferred shares) of the Preferred Stock into Common Stock on April 20, 1999, and the redemption of $750,000 (750 preferred shares) of the Preferred Stock on July 15, 1999. See Note 6 to Notes to Consolidated Financial Statements regarding the issuance of Preferred Stock.

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

Liquidity and Capital Resources of the Company
At December 31, 2000, we had cash and cash equivalents of $498,000. This cash and cash equivalents total reflects a decrease of $318,000 from December 31, 1999, as a result of net cash provided by continuing operations of $152,000, offset by cash used by discontinued operation of $379,000, cash used in investing activities of $5,148,000 (principally purchases of equipment, net totaling $3,170,000, cash used for acquisition consideration and settlements totaling $2,500,000 partially offset by the proceeds from the sale of property and equipment of $227,000 and the change or decrease in restricted cash of $295,000) and cash provided by financing activities of $5,057,000.

Accounts Receivable, net of allowances for continuing operations, totaled $16,193,000, an increase of $3,166,000 over the December 31, 1999, balance of $13,027,000. This increase reflects the impact of the acquisition of DSSI effective August 31, 2000, which had a year end accounts receivable balance of $1,410,000. The accounts receivable balance for PFI increased to $2,671,000, which was a $2,657,000 increase over prior year. This increase was due to subcontract activities being performed for East Tennessee Materials and Energy Corporation ("M&EC"). This project is for the design and construction of processing equipment for M&EC as related to the Broad Spectrum contracts held by M&EC. After taking these factors into consideration, the remaining accounts receivable balance reflected a decrease of $901,000 which was mainly due to the consolidation and reduction of the Consulting Engineering Services segment, the reduction in services of the PFNM field office, and the reduction for PFF due to reduced revenue levels associated with reconstruction of this facility.

On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank. The Agreement provides for a term loan in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly principal installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. Payments commenced on February 1, 2001. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $15,000,000. The revolving credit advances are subject to limitations of an amount up to the sum of a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and d) up to 50% of acceptable unbilled amounts aged up to 60 days, less e) reserves Agent reasonably deems proper and necessary. The Revolving Credit advances shall be due and payable in full on December 22, 2005. The Company incurred approximately $1,779,000 in financing fees relative to the solicitation and closing of this Agreement which are being amortized over the term of the Agreement. Included in such financing fees are (i) PNC Bank commitment fee of $220,000, (ii) investment banking fees of $429,000, (iii) investment banking Warrants valued at $654,000 (non-cash), (iv) legal fees of approximately $221,000 and (v) appraisals, valuations and other closing related expenses of approximately $255,000. The Agreement also contains certain management and credit limit fees payable throughout the term. Our revolving and term loans are secured by our accounts receivable, inventory and certain other assets.

Pursuant to the Agreement, the term loan and revolving credit both bear interest at a floating rate equal to the prime rate plus 1 1/2% and 1%, respectively. The loans also contain certain closing, management and unused line fees payable throughout the term. The loans are subject to a 1.5% prepayment fee in the first year, 1.00% in the second and .75% in the third year of the Agreement dated December 22, 2000. As of December 31, 2000, our availability under our revolving credit facility was $2,330,000 based on our eligible receivables.

The proceeds of the Agreement were utilized to repay in full on December 22, 2000 the outstanding balance of the Congress revolver and term loan, and to repay in full the guaranteed promissory note to Waste Management Holding, dated August 31, 2000 in the principal amount of $2,500,000, issued as part of the purchase price of DSSI. The balance of the Congress revolving loan on December 22, 2000, as repaid pursuant to the PNC Agreement was $5,491,000. Subsequent to closing additional funds were deposited in the Congress revolver and forwarded to PNC in January 2001. The balance of the Congress term loan on December 22, 2000 as paid pursuant to the PNC Agreement was $2,266,000.

Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of PFO, PFSG and PFMI in 1999, a portion of the consideration was paid in the form of the Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of PFO, PFSG and PFMI. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years with the first installment due on July 1, 1999, and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $3,413,000 at December 31, 2000, of which $919,000 is in the current portion. Payment of such Promissory Notes are guaranteed by PFMI under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by PFMI. See Note 6 to Notes to Consolidated Financial Statements for further discussion of the above referenced acquisition.

On July 14, 2000, the Company entered into a letter agreement ("$750,000 RBB Loan Agreement") with RBB Bank Aktiengesellschaft ("RBB Bank"), pursuant to which RBB Bank, acting as agent for certain investors who provided the funds, loaned (the "$750,000 RBB Loan") to us, on an unsecured basis, the aggregate principal amount of $750,000, as evidenced by an unsecured promissory note (the "$750,000 RBB Promissory Note") in the face amount of $750,000, bearing an annual interest rate of 10.0% per annum. The purpose of the $750,000 RBB Loan is to provide interim financing to facilitate the acquisition of DSSI and M&EC (see Note 4 to Notes to Consolidated Financial Statements) and to fund certain capital expansions at the Company's existing facilities. The principal amount of this $750,000 RBB Promissory Note and accrued interest thereon is payable in full on July 1, 2001.

On August 29, 2000, the Company entered into a short term bridge loan agreement with RBB Bank in connection with the Company's acquisition of DSSI. Under the loan agreement (the "$3,000,000 RBB Loan Agreement") RBB Bank, acting as agent for certain investors who provided the funds, loaned (the "$3,000,000 RBB Loan") to us the aggregate principal amount of $3,000,000, having a maturity date of July 1, 2001, and bearing an annual interest rate of 12%.

In connection with our new credit facilities with our senior lender, we agreed not to pay any principal or interest on the $3,750,000 in loans made by RBB until July 1, 2001, and RBB Bank agreed that prior to

July 1, 2003, it will not take any action or initiate any proceedings to enforce its rights or remedies with respect to any of the $3,750,000 in loans made by RBB Bank to us.

On January 31, 2001, the Company entered into a definitive loan agreement (the "Loan Agreement"), with BHC Interim Funding, L.P. ("BHC"). Pursuant to the terms of the Loan Agreement, BHC agreed to loan to the Company the principal amount of $6 million (the "BHC Loan"), with $3.5 million of the BHC Loan being funded at the closing of the BHC Loan on February 2, 2001, and an additional $2.5 million funded in March 2001. The outstanding principal amount of the BHC Loan is payable on March 31, 2002, with interest payable monthly on the outstanding principal balance of the BHC Loan at the annual rate of $13.75%. The proceeds from the BHC Loan will be used for the Company's working capital purposes and to pay certain obligations relating to the Company's contract agreement with M&EC to construct M&EC's facility. The BHC Loan is a subordinated loan and is secured by our accounts receivable, inventory, general intangibles, equipment, intellectual property, and other certain other assets subject to liens granted to our senior lender. See Note 15 to Notes to Consolidated Financial Statements.

As of December 31, 2000, total consolidated accounts payable for continuing operations was $7,763,000, an increase of $176,000 from December 31, 1999, balance of $7,587,000. This increase is due to the acquisition of DSSI which had a December 31, 2000, account payable balance of $414,000 and an increase in the accounts payable of PFI of $1,452,000 due to the costs associated with contract activities with M&EC for the design and construction of a processing area and processing equipment. These increases are partially offset by decreases in the accounts payable of $1,690,000 throughout the remaining operations, which resulted from increased borrowing capacity in conjunction with the new PNC Loan Agreement.

Our net purchases of new capital equipment for continuing operations for the twelve-month period ended December 31, 2000, totaled approximately $3,812,000. These expenditures were for expansion and improvements to the operations principally within the waste management industry segment. These capital expenditures were principally funded by the cash provided by continuing operations and $642,000 through various other lease financing sources. We have budgeted capital expenditures of approximately $4,000,000 for 2001, which includes completion of certain current projects, as well as other identified capital and permit compliance purchases. We anticipate funding these capital expenditures by a combination of lease financing with lenders other than the equipment financing arrangement discussed above, internally generated funds, and/or the proceeds received from a private placement of equity securities as discussed below, if this private placement is completed and the funds raised exceed the amount necessary to complete the M&EC acquisition and repayment of certain short-term indebtedness.

The Company has outstanding 4,187 shares of Preferred Stock, with each share having a liquidation preference of $1,000 ("Liquidation Value"). Annual dividends on the Preferred Stock ranges from 4% to 6% of the Liquidation Value, depending upon the Series. Dividends on the Preferred Stock are cumulative, and are payable, if and when declared by the Company's Board of Directors, on a semiannual basis. Dividends on the outstanding Preferred Stock may be paid at the option of the Company, if declared by the Board of Directors, in cash or in the shares of the Company's Common Stock as described under Note 5 to Notes to Consolidated Financial Statements. Under the terms of the Company's loan agreement, the Company may not pay these dividends in cash without the lender's prior consent.

The Company is currently negotiating with the holder of the outstanding Preferred Stock, which may include, among other things, the conversion of a certain number of the outstanding Preferred Stock and the exchange of the remaining Preferred Stock for a new series of Preferred Stock. The terms and conditions of the new series of Preferred Stock are not yet determined and are subject to negotiations with the holder. However there are no assurances that we will be able to finalize the negotiations.

The working capital deficit position at December 31, 2000, was $2,829,000, as compared to a working capital deficit of $1,400,000 at December 31, 1999. The increase in this deficit position of $1,429,000 is principally a result of two short term promissory notes entered into during July and August of 2000. Pursuant to the closing of the DSSI acquisition and for certain working capital purposes, the Company entered into a short term Unsecured Promissory Note in the amount of $750,000 with RBB Bank due on July 1, 2001, and short term Unsecured Promissory Note in the amount of $3,000,000 with RBB Bank due on July 1, 2001. The proceeds from these debt obligations were utilized to fund a portion of the purchase price of the DSSI acquisition and for certain capital expenditures, with the intent of such short term debt being replaced during 2001 with permanent financing. As a result, both debt obligations were classified as a current obligation and negatively impacted our working capital position. The Company also experienced an increase in other long term debt and accrued expenses associated with the expansion of the PFF mixed waste processing facility, certain other capital projects and the increased accounts payable and accrued expenses which in part are associated with our contract agreement with M&EC, for the design and construction of the Oak Ridge mixed waste facility. These increased current liabilities were partially offset by increases in both accounts receivable and notes receivable, a portion of which is also associated with the M&EC construction project.

On August 31, 2000, the Company purchased all of the outstanding capital stock of Diversified Scientific Services, Inc. ("DSSI") and paid $8,500,000, as follows: (i) $2,500,000 in cash at closing, (ii) a guaranteed promissory note (the "Guaranteed Note"), guaranteed by DSSI, with the DSSI guarantee secured by certain assets of DSSI (except for accounts receivable, general intangibles, contract rights, cash, real property and proceeds thereof), executed by the Company in favor of Waste Management Holdings in the aggregate principal amount of $2,500,000 and bearing interest at a rate equal to the prime rate charged on August 30, 2000, as published in the Wall Street Journal plus 1.75% per annum and having a term of the lesser of 120 days from August 31, 2000, or the business day that the Company acquires any entity or substantially all of the assets of an entity (the "Guaranteed Note Maturity Date"), with interest and principal due in a lump sum at the end of the Guaranteed Note Maturity Date, and (iii) an unsecured promissory note (the "Unsecured Promissory Note"), executed by the Company in favor of Waste Management Holdings in the aggregate principal amount of $3,500,000, and bearing interest at a rate of 7% per annum and having a five-year term with interest to be paid annually and principal due at the end of the term of the Unsecured Promissory Note. The $2.5 million guaranteed promissory note was paid in December 2000, using proceeds received under our new senior credit facility

The cash portion of the purchase price for DSSI was obtained pursuant to the terms of a short term bridge loan agreement (the "$3,000,000 RBB Loan Agreement") with RBB Bank Aktiengesellschaft, a bank organized under the laws of Austria ("RBB Bank"), whereby RBB Bank loaned (the "$3,000,000 RBB Loan") the Company the aggregate principal amount of $3,000,000, as evidenced by a Promissory Note (the "$3,000,000 RBB Promissory Note") in the face amount of $3,000,000, having a maturity date of July 1, 2001, and bearing an annual interest rate of 12%.

On June 1, 1999, the Company purchased all of the outstanding stock of PFO, PFSG and PFMI and paid $8.7 million, as follows: (i) $1 million in cash, (ii) five (5) year promissory notes totaling the original principal amount of $4.7 million, bearing an annual rate of interest of 5.5% for the first three years and 7% for the last two years, with principal and accrued interest payable in monthly installments of approximately $90,000 each, and (iii) $3 million payable in the form of 1.5 million shares of the Company's Common Stock based on each share having an agreed value of $2.00. If the average of the closing price of the Company's Common Stock as quoted on the NASDAQ for the five (5) trading days immediately preceding the date eighteen (18) months after June 1, 1999 ("Valuation Date") is less than $2.00 per share, the Company is to pay in cash or Common Stock or a combination thereof, at the Company's option, the difference between $3 million and the value of the 1.5 million shares of Common Stock based on the five (5) trading day average as quoted on the NASDAQ immediately preceding the Valuation Date. Under the Company's loan agreement, the Company may pay such amount, if any, only in Common Stock unless the lender agrees that the

Company may satisfy such in whole or in part in cash. However, the Company is not to issue in connection with the acquisition of PFO, PFSG and PFMI more than 18% of the outstanding shares of Common Stock at the closing of the acquisition of PFO, PFSG and PFMI. In December 2000, 55,904 shares of Common Stock were issued pursuant to the guarantee with the average price for the five days proceeding the end of the valuation date (11/24, 11/27, 11/28, 11/29 and 11/30) being $1.93.

During 2000, accrued dividends for the period July 1, 1999, through December 31, 1999, in the amount of approximately $110,000 were paid in February 2000, in the form of 95,581 shares of Common Stock. Dividends for the period January 1, 2000 through June 30, 2000, of approximately $101,000 were paid in the form of 70,984 shares of Common Stock. The accrued dividends for the period July 1, 2000 through December 31, 2000, in the amount of approximately $102,000 were paid in March 2001, in the form of 74,038 shares of Common Stock. Under the Company's loan agreement, the Company is required to pay any dividends declared by the Company's Board of Directors on its outstanding shares of Preferred Stock in Common Stock of the Company.

During the first quarter of 2001, we entered into a stock purchase agreement to acquire M&EC, subject to certain conditions being met. Under the terms of the stock purchase agreement, we will own 100% of the then issued and outstanding shares of M&EC common stock upon completion of the acquisition. If the acquisition is completed, the purchase price to be paid by us will be approximately $2.4 million, payable by the issuance of approximately 1.6 million shares of our Common Stock, and M&EC will issue a new series of unconvertible and non-voting Series B Preferred Stock with a stated value of approximately $1.5 million.

Under the terms of the stock purchase agreement, at the closing of the M&EC acquisition, M&EC liabilities are not to exceed $8,365,000 (excluding amounts owed by M&EC to us), of which approximately $500,000 may be extinguished in the form of Common Stock. In addition, at the closing, we will be paying up to approximately $1.8 million due to the 401(k)'s of M&EC and its affiliate, Performance Development Corporation ("PDC"). We are not acquiring PDC. In addition, the IRS will have entered into a settlement agreement with M&EC as to approximately $1.1 million in withholding taxes due to the IRS, with this amount paid in installments over a 9-year period, with such unpaid balance bearing interest at the statutory rate. The stock purchase agreement also provides, as a condition to closing that PDC shall have entered into a settlement agreement with the IRS to pay approximately $4,400,000 in withholding taxes due to the IRS, which amount had been loaned to M&EC in lieu of being paid to the IRS. PDC shall have 9 years to repay this amount, and, at the closing of the M&EC acquisition, M&EC will issue to PDC a promissory note for approximately $4,400,000, with terms corresponding to PDC's settlement agreement with the IRS.

If this acquisition is completed, we anticipate that M&EC will be able to pay its payables and liabilities incurred prior to the closing from operations, its cash flow and a revolving credit facility that we will arrange for M&EC as of the closing of the M&EC acquisition.

We further anticipate that we will fund the liabilities of M&EC which we will be required to pay at the closing of the M&EC acquisition from our existing revolving credit facility and proceeds received in the proposed equity private placement discussed below.

Closing of the M&EC acquisition is subject to numerous conditions being met, including, among other things:

*	resolutions of issues with the IRS as to withholding taxes owed and the Department of Labor as to issues relating to M&EC and PDC 401(k)s, in terms satisfactory to us;
*	releases from participants under the M&EC 401(k);
*	consents from our lenders;
*	obtaining financing to enable us to consummate the transactions under the stock purchase agreement and to provide M&EC with necessary working capital; and
*	due diligence being completed by us.

As of March 20, 2001, we have loaned to M&EC or have advanced funds to construct M&EC's facility in a total amount of approximately $7.1 million. We have received notes in the amount of the loans and advances and have been granted a security interest in the assets of M&EC to secure payment of the loans and advances. However, if the acquisition of M&EC is not completed, M&EC may not have the funds, and the collateral may not be sufficient, to repay us the amount of the loans and advances, resulting in a material adverse effect to us and our financial condition.

We have retained intermediaries to assist us in the private placement of a certain number of shares of our Common Stock at a price per share not less than the market value of the stock prior to commencement of the offering. If this private placement is completed and depending on the number of shares sold in the private placement, we anticipate using the funds to complete the M&EC acquisition and to pay certain of M&EC liabilities which will be required to be paid at closing and the balance, if any, for our working capital and capital improvements. We do not know if we will be successful in completing this private placement. If we are not successful, we will not be able to close the M&EC acquisition.

In summary, we have continued to take steps to improve our operations and liquidity as discussed above. However, with the DSSI acquisition in 2000, we incurred and assumed certain debt obligations and long-term liabilities, which had a short term impact on liquidity. We anticipate continued improvement in the financial performance of the Company. If we are unable to continue to improve our operations, to become profitable and to successfully complete the private placement described above in the foreseeable future, such would have a material adverse effect on our liquidity position.

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

The operating expenses incurred during 2000 and 1999, totaling $173,000 and $677,000, respectively, relate to the closure and remedial activities performed, and have been recorded against the accrued environmental reserve. Also recorded to the closure cost reserve is interest expense of $306,000 during 1999 specifically identified to the PFM discontinued operations as a result of such operations incurring debt under the Company's revolving and term loan credit facility. During March of 1998, the Company received a settlement in the amount of $1,475,000 from its insurance carrier for the business interruption claim which is recorded as an insurance claim receivable at December 31, 1997. This settlement was recognized as a gain in 1997 and thereby reduced the net loss recorded for the discontinued PFM operations in 1997. Earlier in

 1997, PFM received approximately $522,000 (less its deductible of $25,000) in connection with its claim for loss of contents as a result of the fire and explosion which was utilized to replace certain assets and reimburse the Company for certain fire related expense.

The accrued environmental and closure costs related to PFM totals $788,000 as of December 31, 2000, a decrease of $386,000 from the December 31, 1999, accrual balance. This reduction was principally a result of the specific costs related to the decommissioning and closure of the fuel blending tank farm and related processing equipment ($71,000), final payment of PRP liability settlement ($76,000), general closure and remedial activities, including groundwater remediation, and agency and investigative activities, ($66,000), and the general operating losses, including indirect labor, materials and supplies, incurred in conjunction with the above actions ($173,000). The remaining liability represents the best estimate of the cost to complete the groundwater remediation at the site of approximately $630,000 (see Note 9 to Notes to Consolidated Financial Statements) and future operating losses to be incurred by PFM as it completes such closure and remedial activities over the next three (3) year period ($158,000). See Note 4 to Notes to Consolidated Financial Statements for further discussion on PFM.

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

We routinely use third party disposal companies, who ultimately destroy or secure landfill residual materials generated at our facilities or at a client's site. We, compared to certain of our competitors, dispose of significantly less hazardous or industrial by-products from our operations due to rendering material nonhazardous, discharging treated wastewaters to publicly-owned treatment works and/or processing wastes into saleable products. In the past, numerous third party disposal sites have improperly managed wastes and consequently require remedial action; consequently, any party utilizing these sites may be liable for some or all of the remedial costs. Despite our aggressive compliance and auditing procedures for disposal of wastes, we could, in the future, be notified that we are a PRP at a remedial action site, which could have a material adverse effect.

In addition to budgeted capital expenditures of $4,000,000 for 2001 at the TSD facilities, which are necessary to maintain permit compliance and improve operations, as discussed above under "BUSINESS -- Capital Spending, Certain Environmental Expenditures" and "Liquidity and Capital Resources of the Company" of this Management's Discussion and Analysis, we have also budgeted for 2001 an additional $1,230,000 in environmental expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at four locations. As previously discussed under "Business -- Capital Spending, Certain Environmental Expenditures and Potential Environmental Liabilities," the four locations where these expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia and PFMI's facility in Detroit, Michigan. We have estimated the expenditures for 2001 to be approximately $159,000 at the EPS site, $236,000 at the PFM location, $474,000 at the PFSG site and $361,000 at the PFMI site. Additional funds will be required for the next five to ten years to properly investigate and remediate these sites. We expect to fund these expenses to remediate these four sites from funds generated internally, however, no assurances can be made that we will be able to do so.

Interest Rate Swap
The Company entered into an interest rate swap agreement effective December 22, 2000, to modify the interest characteristics of its outstanding debt from a floating basis to a fixed rate, thus reducing the impact of interest rate changes on future income. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received will be accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counter parties will be included in other assets or liabilities.

Recent Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 138, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may specifically be designated as a hedge, the objective of which is to match the timing of gain or loss recognition of: i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk; or ii) the earnings effect of the hedged transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. In December 2000, the Company entered into an interest rate swap agreement (see Note 6 to Notes to Consolidated Financial Statements). If the Company had adopted SFAS 133 as of December 31, 2000, a liability of approximately $48,000 would have been recorded representing the market value of the interest rate swap in an unfavorable value position.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principals to revenue recognition in financial statements. In October 2000, the SEC issued additional written guidelines to further supplement SAB 101. The adoption of this bulletin in the fourth quarter 2000 did not significantly impact the Company's financial statements.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on the Company's variable rate loan arrangements with PNC, as described under Note 6 to Notes to Consolidated Financial Statements. As discussed therein, the Company entered into an interest rate swap agreement to modify the interest characteristics of $3.5 million of its $7.0 million term loan with PNC Bank, from a floating rate basis to a fixed rate, thus reducing the impact of interest rate changes on this portion of the debt.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained within this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things, ability or inability to continue and improve operations and remain profitable on an annualized basis;
the Company's ability to develop or adopt new and existing technologies in the conduct of its operations;
anticipated financial performance;
ability to comply with the Company's general working capital requirements;
ability to retain or receive certain permits or patents;
ability to be able to continue to borrow under the Company's revolving line of credit;
ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and the Company's facilities in Memphis, Tennessee; Valdosta, Georgia and Detroit Michigan;
ability to remediate certain contaminated sites for projected amounts;
completion of the acquisition of M&EC;
ability to obtain new sources of financing;
ability to fund budgeted capital expenditures for 2001;
cost of remediating certain contaminated sites;
completion of agreement to restructure our outstanding preferred stock; and
all other statements which are not statements of historical fact.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to:
general economic conditions;
material reduction in revenues;
inability to collect in a timely manner a material amount of receivables;
increased competitive pressures;
the ability to maintain and obtain required permits and approvals to conduct operations;
the ability to develop new and existing technologies in the conduct of operations;
-32-
ability to receive or retain certain required permits or to obtain regulatory approvals to th e permits held by M&EC to complete the acquisition of M&EC;
discovery of additional contamination or expanded contamination at a certain Dayton, Ohio, property formerly leased by the Company or the Company's facilities at Memphis, Tennessee; Valdosta, Georgia and Detroit Michigan, which would result in a material increase in remediation expenditures;
determination that PFM is the source of chlorinated compounds at the Allen Well Field;
changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such;
potential increases in equipment, maintenance, operating or labor costs;
management retention and development;
the requirement to use internally generated funds for purposes not presently anticipated;
inability to become profitable;
the inability to secure additional liquidity in the form of additional equity or debt;
the commercial viability of our on-site treatment process;
the inability of the Company to obtain under certain circumstances shareholder approval of the transaction in which the Series 16 Preferred and certain Warrants were issued;
the inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
the determination that PFMI or PFO was responsible for a material amount of remediation at certain Superfund sites;
inability to obtain additional financing;
inability to finalize the acquisition of M&EC;
inability to complete the private placement; and
inability of the Company to pay the balance due under the 9.7 million in short-term loans due RBB Bank and BHC.

The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Consolidated Financial Statements:	Page No.
Report of Independent Certified Public Accountants
     BDO Seidman, LLP

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated Statements of Operations for the years ended
      December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the
      years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Stockholders' Equity for
     the years ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements
35 36 38 39 40 41
Financial Statement Schedules:
II Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998	76

Schedules Omitted

In accordance with the rules of Regulation S-X, other schedules are not submitted because (a) they are not applicable to or required by the Company, or (b) the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

Report of Independent Certified Public Accountants

Board of Directors
Perma-Fix Environmental Services, Inc.

We have audited the accompanying consolidated balance sheets of Perma-Fix Environmental Services, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perma-Fix Environmental Services, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Chicago, Illinois
March 9, 2001

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31

(Amounts in Thousands, Except for Share Amounts)	2000	1999

ASSETS
    Current assets:
    Cash and cash equivalents
    Restricted cash equivalents and investments
    Accounts receivable, net of allowance for doubtful
        accounts of $894 and $952, respectively
    Inventories
    Prepaid expenses
    Other receivables
    Assets of discontinued operations
          Total current assets

Property and equipment:
     Buildings and land
     Equipment
     Vehicles
     Leasehold improvements
     Office furniture and equipment
     Construction in progress

Less accumulated depreciation
        Net property and equipment

Intangibles and other assets:
     Permits, net of accumulated amortization of $2,129
          and $1,504, respectively
     Goodwill, net of accumulated amortization of $1,323
          and $1,009, respectively
     Other assets
Total assets	$ 498 20 16,193 655 1,251 1,259 42 19,918 14,089 18,639 2,359 16 1,518 4,029 40,650 (9,961) 30,689 13,338 6,840 1,986 $ 72,771 ======	$ 771 73 13,027 229 486 62 377 15,025 12,555 13,682 2,274 16 1,223 1,210 30,960 (7,690) 23,270 8,544 7,154 651 $ 54,644 ======

The accompanying notes are an integral part of these consolidated financial statements.

  PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED
As of December 31

(Amounts in Thousands, Except for Share Amounts)	2000	1999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable
     Accrued expenses
     Revolving loan and term note facility
     Current portion of long-term debt
     Current liabilities of discontinued operations
          Total current liabilities

Environmental accruals
Accrued closure costs
Long-term debt, less current portion
Long-term liabilities of discontinued operations
          Total long-term liabilities

Total liabilities

Commitments and Contingencies (see Note 3, 6, 8 and 11)

Stockholders' equity:
     Preferred Stock, $.001 par value; 2,000,000 shares authorized,
          4,187 and 4,537 shares issued and outstanding, respectively
     Common Stock, $.001 par value; 50,000,000 shares authorized,
          23,429,759 and 21,501,776 shares issued, including 988,000 shares held as treasury stock, respectively
     Additional paid-in capital
     Accumulated deficit

Less Common Stock in treasury at cost; 988,000
     shares issued and outstanding

          Total stockholders' equity

Total liabilities and stockholders' equity	$ 7,763 8,300 1,000 5,402 282 22,747 3,245 5,118 19,088 553 28,004 50,751 -- -- 23 45,328 (21,469) 23,882 (1,862) 22,020 $ 72,771 ======	$ 7,587 5,885 938 1,427 588 16,425 3,847 962 12,937 654 18,400 34,825 -- -- 21 42,367 (20,707) 21,681 (1,862) 19,819 $ 54,644 ======

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31

(Amounts in Thousands, Except for Share Amounts)	2000	1999	1998

Net revenues	$ 59,139	$ 46,464	$ 30,551
Cost of goods sold	40,910	31,271	21,064
Gross profit	18,229	15,193	9,487
Selling, general and administrative expenses	12,765	10,299	6,847
Depreciation and amortization	3,651	2,778	2,109
Income from operations	1,813	2,116	531
Other income (expense):
Interest income	41	50	35
Interest expense	(2,132)	(650)	(294)
Interest expense-Warrants	(344)	--	--
Interest expense-financing fees	(181)	(67)	(79)
Other	247	121	269
Net income (loss)	(556)	1,570	462
Preferred Stock dividends	(206)	(308)	(1,160)
Gain on Preferred Stock redemption	--	188	--
Net income (loss) applicable to Common Stock	$ (762) ======	$ 1,450 =====	$ (698) =====

Net income (loss) per common share:
Basic	$ (.04) ======	$ .08 =====	$ (.06) ======
Diluted	$ (.04) ======	$ .07 =====	$ (.06) ======
Number of shares and potential common shares used in computing net income (loss) per share:
Basic	21,558 ======	17,488 =====	12,028 =====
Diluted	21,558 ======	21,224 =====	12,028 =====

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31

(Amounts in Thousands)	2000	1999	1998

Cash flows from operating activities:
     Net income (loss)
     Adjustments to reconcile net income (loss) to cash
           provided by continuing operations:
      Depreciation and amortization
      Provision for bad debt and other reserves
      Gain on sale of plant, property and equipment
       Issuance of Warrants for financing and services
      Changes in assets and liabilities, net of effects from
           business acquisitions:
      Accounts receivable
      Prepaid expenses, inventories and other assets
      Accounts payable and accrued expenses
           Net cash provided by continuing operations

Net cash used by discontinued operations

Cash flows from investing activities:
      Purchases of property and equipment, net
     Proceeds from sale of plant, property and equipment
     Change in restricted cash, net
     Cash used for acquisition consideration
     Net cash used for acquisition settlements
     Net cash provided by (used in) discontinued operations
           Net cash used in investing activities

Cash flows from financing activities:
      Borrowings (repayments) of revolving loan and term note facility
      Principal repayments of long term debt
     Proceeds from issuance of long term debt
     Redemption of Preferred Stock
     Proceeds from issuance of stock
       Purchase of treasury stock
     Net cash used by discontinued operations
          Net cash provided by financing activities

Increase (decrease) in cash and cash equivalents

Cash and cash equivalents at beginning of period,
     including discontinued operations of $45, $0, and $12, respectively
Cash and cash equivalents at end of period,
     including discontinued operations of $0, $45, and $0, respectively

	$ (556) 3,651 99 (122) 389 (1,002) (2,517) 210 152 (379) (3,170) 227 30 (2,500) -- 265 (5,148) 3,731 (3,936) 3,750 -- 1,516 -- (4) 5,057 (318) 816 $ 498 ======	$ 1,570 2,778 126 (30) - -- (3,126) (218) (78) 1,022 (1,285) (1,834) 238 1,042 (1,000) (1,616) (47) (3,217) 5,060 (861) -- (750) 143 (50) (22) 3,520 40 776 $ 816 =====	$ 462 2,109 61 (24) - -- (715) 1,341 194 3,428 (1,594) (1,990) 53 192 -- -- (4) (1,749) (2,140) (320) -- -- 2,941 (42) (74) 365 450 326 $ 776 =====

Supplemental disclosure:
     Interest paid
     Dividends paid
Non-cash investing and financing activities:
     Issuance of Common Stock and Warrants for services
     Issuance of Common Stock for payment of dividends
     Issuance of Common Stock for acquisition
    Issuance of Warrants for financing
     Long-term debt incurred for purchase of property
          and equipment
     Long-term debt incurred for acquisition
	$ 1,772 -- 236 214 - -- 997 642 6,000	$ 942 205 40 221 3,000 -- 826 4,700	$ 555 -- 241 358 207 -- 564 --

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31

Common
	Preferred Stock		Common Stock			Additional		Stock
(Amounts in thousands					Redeemable	Paid-In	Accumulated	Held in
except for share amounts)	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Treasury

Balance at December 31, 1997	6,850	$ --	12,540,487	$ 12	$ 140	$ 35,271	$ (21,459)	$ (1,770)
Net income
Preferred Stock dividends
Issuance of Common Stock for
     Preferred Stock dividend
Issuance of Preferred Stock
Issuance of Common Stock
     for acquisition
Issuance of stock for cash
     and services
Exercise of Warrants
Option exercise
Redemption of common shares
     to treasury stock

Balance at December 31, 1998	-- - -- - -- 3,000 - -- - -- - -- - -- -- 9,850 ======	-- -- -- -- -- -- - -- - -- -- $ -- =====	-- -- 175,825 - -- 108,207 174,474 215,100 1,000 -- 13,215,093 =========	-- -- -- -- -- -- 1 -- -- $ 13 =====	-- -- -- -- -- -- -- -- -- $ 140 ======	-- 750 358 2,653 207 274 255 1 -- $ 39,769 =======	462 (1,160) -- -- -- -- -- -- -- $ (22,157) ========	-- -- -- -- -- -- -- -- (42) $ (1,812) =======
Net income
Preferred Stock dividends
Gain on Preferred Stock
     redemption
Issuance of Common Stock for
     Preferred Stock dividend
Issuance of Common Stock in
     exchange for Warrants
Issuance of Common Stock
     for acquisition
Issuance of stock for cash and
     services
Conversion of Preferred Stock
     to Common
Redemption of Preferred Stock
Redemption of Common Stock
     to Treasury Stock
Exercise of Warrants
Option Exercise
Expiration of redeemable
     Warrants
Balance at December 31, 1999	-- -- -- -- -- -- -- (4,563) (750) -- -- -- -- 4,537 ======	-- -- -- -- -- -- -- -- -- -- -- -- -- $ -- =====	-- -- -- 152,494 200,000 1,594,967 81,560 6,119,135 -- -- 97,227 41,300 -- 21,501,776 =========	-- -- -- -- -- 2 -- 6 -- -- -- -- -- $ 21 =====	-- -- -- -- -- -- -- -- -- -- -- -- (140) $ -- ======	-- -- (188) 221 -- 2,998 90 (6) (750) -- 48 45 140 $ 42,367 =======	1,570 (308) 188 -- -- -- -- -- -- -- -- -- -- $ (20,707) ========	-- -- -- -- -- -- -- -- -- (50) -- -- -- $ (1,862) =======
Net loss
Preferred Stock dividends
Issuance of Common Stock for
     Preferred Stock dividend
Issuance of Common Stock
     for acquisition
Issuance of stock for cash
     and services
Conversion of Preferred Stock
     to Common Stock
Issuance of Warrants in
     conjunction with financing
Issuance of Warrants for services
Exercise of Warrants
Balance at December 31, 2000	-- -- -- -- -- (350) -- -- -- 4,187 =====	-- -- -- -- -- -- -- -- -- $ -- =====	-- -- 168,825 55,904 219,703 322,351 -- -- 1,161,200 23,429,759 =========	-- -- -- -- -- 1 -- -- 1 $ 23 ====	-- -- -- -- -- -- -- -- -- $ -- ======	-- -- 214 -- 276 (1) 997 163 1,312 $ 45,328 =======	(556) (206) -- -- -- -- -- -- -- $ (21,469) ========	-- -- -- -- -- -- -- -- -- $ (1,862) =======

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Notes to Consolidated Financial Statements
December 31, 2000, 1999 and 1998

NOTE 1 DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Perma-Fix Environmental Services, Inc. (the Company, which may be referred to as we, us, or our) is a Delaware corporation, engaged through its subsidiaries, in:

* Industrial Waste Management Services, which includes:
*	treatment, storage, processing, and disposal of hazardous and nonhazardous waste; and
*	industrial waste and wastewater management services, including the collection, treatment, processing and disposal of hazardous and non-hazardous waste, and the design and construction of on-site wastewater treatment systems.
* Nuclear Waste Management Services, which includes:
*	treatment, storage, processing and disposal of mixed waste (which is both low-level radioactive and hazardous waste); and
*	nuclear and low-level radioactive waste treatment, processing and disposal, which includes research, development, on and off-site waste remediation and processing.
* Consulting Engineering Services, which includes:
*	broad-scope environmental issues, including environmental management programs, regulatory permitting, compliance and auditing, landfill design, field testing and characterization.

We have grown through both acquisitions and internal development. Our present objective is to focus on the operations, maximize the profitability and to continue the research and development of innovative technologies for the treatment of nuclear, mixed waste and industrial waste. Such research and development expenses, although important, are not considered material.

We are subject to certain risks: (1) We are involved in the treatment, handling, storage and transportation of hazardous and nonhazardous, mixed and industrial wastes and wastewater. Such activities contain risks against which we believe we are adequately insured, and (2) in general, certain product lines within the Industrial Waste Management Services segment, in which we operate, are characterized by intense competition among a number of larger, more established companies with significantly greater resources.

Our consolidated financial statements for the year 1998 include the accounts of Perma-Fix Environmental Services, Inc. ("PESI") and our wholly-owned subsidiaries, Perma-Fix, Inc. ("PFI") and subsidiaries, Schreiber, Yonley and Associates ("SYA"), Perma-Fix Treatment Services, Inc. ("PFTS"), Perma-Fix of Florida, Inc. ("PFF"), Perma-Fix of Dayton, Inc. ("PFD") and, Perma-Fix of Ft. Lauderdale, Inc. ("PFL"). Effective June 1, 1999, we acquired Perma-Fix of Orlando, Inc. ("PFO") F/K/A Chemical Conservation Corporation ("CCC"), Perma-Fix of South Georgia, Inc. ("PFSG") F/K/A Chemical Conservation of Georgia, Inc. ("CCG") and Perma-Fix of Michigan, Inc. ("PFMI") F/K/A Chem-Met Services, Inc. ("CM") which have been included in our consolidated financial statements in 1999, from the date of acquisition. Effective August 31, 2000, we acquired Diversified Scientific Services, Inc. ("DSSI"), which has been included in our consolidated financial statements in 2000, from the date of acquisition. Due to a fire and resulting explosion during 1997, the fuel blending operations of Perma-Fix of Memphis, Inc. ("PFM") were discontinued. See Note 3 for further discussion on this discontinued operation.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
Our consolidated financial statements include our accounts and our wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Reclassifications
Certain prior year amounts have been reclassified to conform with the 2000 presentation.

Operating Segments
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," ("FAS 131"). FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements. It also requires the disclosure of certain information regarding services provided, geographic areas of operation and major customers. See Note 13 for a further description of these segments and certain business information.

Use of Estimates
In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as, the reported amounts of revenues and expenses during the reporting period. See Note 8 for management estimates of closure costs and environmental liabilities. Actual results could differ from those estimates.

Cash Equivalents
We consider all highly liquid investments with initial maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 1999 and 2000.

Restricted Cash Equivalents and Investments
Restricted cash equivalents and investments for continuing operations, which are classified as current assets, decreased $53,000 to a balance of $20,000 as of December 31, 2000, as compared to December 31, 1999. During 2000, we replaced a restricted trust fund for the financial guarantee of the PFMI TSD facility, with an uncollateralized surety bond which resulted in this decrease in restricted cash. In addition to these current assets, a trust fund of $424,000, which is classified as a long term asset, increased $23,000 at December 31, 2000, as compared to $401,000 as of December 31, 1999. These restricted instruments reflect secured collateral relative to the various financial assurance instruments guaranteeing the standard RCRA closure bonding requirements for the PFL TSD facility, while the long-term portion reflects cash held for long-term commitments related to the RCRA remedial action at a facility affiliated with PFD as further discussed in Note 8. The letter of credit secured by the current restricted cash renews annually, and the Company plans to replace the letter of credit with other alternative financial assurance instruments.

As of December 31, 2000, PFM has no restricted cash equivalents, as compared to $265,000 at December 31, 1999. The 1999 restricted cash, which reflected secured collateral relative to the various financial assurance instruments guaranteeing the standard RCRA closure requirements for the PFM facility, was replaced with a surety bond in June 2000.

Inventories
Inventories consist of fly ash, cement kiln dust, treatment chemicals and certain supplies and replacement parts as utilized in maintenance of the operating equipment. Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.

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

Intangible Assets
Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net assets acquired ("goodwill") and the recognized permit value of the business. Goodwill is generally amortized over 20 to 40 years and permits are amortized over 20 years. Amortization expense approximated $948,000, $675,000 and $429,000 for the years ended 2000, 1999 and 1998, respectively. This increase principally reflects the additional amortization expense resulting from the acquisition of DSSI in September 2000 and PFO, PFSG and PFMI in June 1999, in the aggregate amount of $486,000 and $231,000 for the years ended 2000 and 1999 respectively. We continually reevaluate the propriety of the carrying amount of permits and goodwill as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and estimates of useful lives. We use an estimate of the related undiscontinued operating income over the remaining lives of goodwill and permit costs in measuring whether they are recoverable. At this time, we believe that no impairment of goodwill or permits has occurred and that no reduction of the estimated useful lives of the remaining assets is warranted.

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

Self-Insurance
We have a self-insurance program for certain health benefits. The cost of such benefits is recognized as expense in the period in which the claim occurred, including estimates of claims incurred but not reported. The claims expense for 2000 was approximately $1,533,000, as compared to $1,093,000 and $807,000 for 1999 and 1998, respectively. This increase principally reflects the additional claim expense resulting from the acquisition of DSSI effective August 31, 2000, and PFO, PFSG and PFMI effective June 1, 1999.

Net Income (Loss) Per Share

Basic EPS is based on the weighted average number of shares of Common Stock outstanding during the year. Diluted EPS includes the dilutive effect of potential common shares. Diluted loss per share for the years ended December 31, 2000 and 1998 do not include potential common shares as their effect would be anti-dilutive.

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the years ended December 31, 2000, 1999 and 1998:

(Amounts in Thousands, Except for Share Amounts)	2000	1999	1998

Net income (loss) applicable to
     Common Stock - basic
Effect of dilutive securities:
     Preferred Stock dividends
     Gain on Preferred Stock redemption
Net income (loss) applicable to
     Common Stock - diluted

Basic net income (loss) per share

Diluted net income (loss) per share

Weighted average shares outstanding - basic
Potential shares exercisable under stock
     option plans
Potential shares upon exercise of Warrants
Potential share upon conversion of
     Preferred Stock
Weighted average shares outstanding - diluted
	$ (762) -- -- $ (762) ===== $ (.04) ===== $ (.04) ===== 21,558 -- -- -- 21,558 =====	$ 1,450 308 (188) $ 1,570 ===== $ .08 ===== $ .07 ===== 17,488 505 160 3,071 21,224 =====	$ (698) -- -- $ (698) ===== $ (.06) ===== $ (.06) ===== 12,028 -- -- -- 12,028 =====

Potential shares excluded from above weighted average share calculations due to their antidilutive effect include: Upon exercise of options Upon exercise of Warrants Upon conversion of Preferred Stock	1,790,949 6,438,582 2,791,333	659,949 4,962,463 --	1,687,132 13,230,796 10,116,667

Interest Rate Swap
The Company entered into an interest rate swap agreement effective December 22, 2000, to modify the interest characteristics of its outstanding debt from a floating basis to a fixed rate, thus reducing the impact of interest rate changes on future income. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received will be accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counter parties will be included in other assets or liabilities.

Fair Value of Financial Instruments
The book values of cash, trade accounts receivable, trade accounts payable, and financial instruments included in current assets and other assets approximate their fair values principally because of the short-term maturities of these instruments. The fair value of our long-term debt is estimated based on the current rates offered to us for debt of similar terms and maturities. Under this method, our fair value of long-term debt was not significantly different from the stated value at December 31, 2000 and 1999.

Recent Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 138, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may specifically be designated as a hedge, the objective of which is to match the timing of gain or loss recognition of: i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk; or ii) the earnings effect of the hedged transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. In December 2000, the Company entered into an interest rate swap agreement (see Note 6). If the Company had adopted SFAS 133 as of December 31, 2000, a liability of approximately $48,000 would have been recorded representing the market value of the interest rate swap in an unfavorable value position.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," SAB 101 summarizes certain of the SEC's incur in applying generally accepted accounting principals to revenue recognition in financial statements. In October 2000, the SEC issued additional written guidelines to further supplement SAB 101. The adoption of this bulletin in the fourth quarter 2000 did not significantly impact the Company's financial statements.

NOTE 3 DISCONTINUED OPERATIONS

On January 27, 1997, an explosion and resulting tank fire occurred at the PFM facility, a hazardous waste storage, processing and blending facility, located in Memphis, Tennessee, which resulted in damage to certain hazardous waste storage tanks located on the facility and caused certain limited contamination at the facility. Such occurrence was caused by welding activity performed by employees of an independent contractor at or near the facility's hazardous waste tank farm contrary to instructions by PFM. The facility was non-operational from the date of this event until May 1997, at which time it began limited operations. Until the time of the incident, PFM operated as a permitted "fuel blending" facility and serviced a separate class of customers who generated specific waste streams, each identified by its waste code and specific characteristics. As our only such "fuel blending" facility, PFM was permitted and capable of mixing certain hazardous liquid, semisolid and solid waste in a vat which suspended the solids in order to pump the mixture into a tank. The tanks also contained mixing units which kept the solids suspended until the mixture could be offloaded into tanker trucks. As a result of the damage to the tanks and processing equipment and the related cost to rebuild this operating unit, we decided to discontinue this line of business, which resulted in PFM's inability to service and retain the existing customer base. The existing customer base represented principally manufacturing and service companies whose operations generated certain semisolid and solid permitted hazardous wastes, which as a result of permit and processing limitations could not be served by our other facilities. PFM continues to pursue other markets or activities which may be performed at this facility given the permit limitations, capital requirements and development of a new line of business and related customer base. Upon evaluation of the above business decision, and given the loss of both the existing line of business and its related customer base, we reported the Memphis segment as a discontinued operation, pursuant to Paragraph 13 of APB 30.

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

The operating expenses incurred during 2000 and 1999, totaling $173,000 and $677,000, respectively, relate to the closure and remedial activities performed, and have been recorded against the accrued environmental reserve. Also recorded to the closure cost reserve is interest expense of $306,000 during 1999 specifically identified to the PFM discontinued operations as a result of such operations incurring debt under the Company's revolving and term loan credit facility. During March of 1998, the Company received a settlement in the amount of $1,475,000 from its insurance carrier for the business interruption claim which is recorded as an insurance claim receivable at December 31, 1997. This settlement was recognized as a gain in 1997 and thereby reduced the net loss recorded for the discontinued PFM operations in 1997. Earlier in 1997, PFM received approximately $522,000 (less its deductible of $25,000) in connection with its claim for loss of contents as a result of the fire and explosion which was utilized to replace certain assets and reimburse the Company for certain fire related expense.

Net assets and liabilities of the discontinued PFM operations at the end of each year, in thousands of dollars, consisted of the following:

2000	1999

Current assets of discontinued operations:
     Cash and cash equivalents
     Restricted cash equivalents and investments
     Accounts receivable
     Prepaid expenses and other assets

Current liabilities of discontinued operations:
     Accounts payable
     Accrued expenses
     Accrued environmental costs
     Current portion of long-term debt

Long-term liabilities of discontinued operations:
     Long-term debt, less current portion
Accrued environmental and closure cost	$ -- -- 42 -- $ 42 ==== $ 46 -- 236 -- $ 282 ==== $ -- 553 $ 553 ====	$ 45 265 64 3 $ 377 ==== $ 30 34 520 4 $ 588 ==== $ -- 654 $ 654 ====

The accrued environmental and closure costs related to PFM totals $789,000 as of December 31, 2000, a decrease of $385,000 from the December 31, 1999, accrual balance. This reduction was principally a result of the specific costs related to the decommissioning and closure of the fuel blending tank farm and related processing equipment ($71,000), final payment of PRP liability settlement ($76,000), general closure and remedial activities, including groundwater remediation, and agency and investigative activities, ($66,000), and the general operating losses, including indirect labor, materials and supplies, incurred in conjunction with the above actions ($173,000). The remaining liability represents the best estimate of the cost to complete the groundwater remediation and closure activities at the site of approximately $630,000 (see Note 8) and future operating losses to be incurred by PFM as it completes such closure and remedial activities over the next three (3) year period ($159,000).

NOTE 4 ACQUISITIONS AND PROPOSED ACQUISITIONS

Acquisition - Action Environmental Corporation
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

Acquisition - Chemical Conservation Corporation, Chemical Conservation of Georgia, Inc. and Chem-Met Services, Inc.
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

Under the terms of the Stock Purchase Agreements, the purchase price paid by the Company in connection with the acquisition of CCC, CCG and CM was $8,700,000, consisting of (i) $1,000,000 in cash paid at closing, (ii) three promissory notes ("Promissory Notes"), in the aggregate amount of $4,700,000, to be paid in equal monthly installments of principal and interest of approximately $90,000 over five years and having an interest rate of 5.5% for the first three years and 7% for the remaining two years, with payment of such Promissory Notes being guaranteed by CM under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by CM, and (iii) $3,000,000 paid in the form of 1,500,000 shares of Perma-Fix Common Stock, par value $.001 per share ("Common Stock"), paid to the ALS Trust at closing; however, if the ALS Trust owns any of such shares of Common Stock at the end of eighteen (18) months from the June 1, 1999, closing date (the "Guarantee Period") and the market value (as determined below) per share of Common Stock at the end of the Guarantee Period is less than $2.00 per share, the Company shall pay the ALS Trust, within ten (10) business days after the end of the Guarantee Period, an amount equal to the sum determined by multiplying the number of shares of Common Stock issued to the ALS Trust under the Stock Purchase Agreements that are still owned by the ALS Trust at the end of the Guarantee Period by $2.00 less the market value (as determined below) of such shares of Common Stock owned by the ALS Trust at the end of the Guarantee Period, with such amount, if any, payable by the Company to the ALS Trust, at the Company's option, in cash or in Common Stock or a combination thereof. Notwithstanding anything to the contrary, the aggregate number of shares of Common Stock issued or issuable under the Stock Purchase Agreements for any reason whatsoever shall not exceed eighteen percent (18%) of the number of issued and outstanding shares of Common Stock on the date immediately preceding the June 1, 1999, closing date. The market value of each share of Common Stock at the end of the Guarantee Period shall be determined based on the average of the closing sale price per share of Common Stock as reported on the NASDAQ SmallCap Market ("NASDAQ") for the five (5) consecutive trading days ending with the trading day immediately prior to the end of the Guarantee Period. Under the Company's loan agreement, the Company may only pay any such amount due the ALS Trust at the end of the Guarantee Period in Common Stock unless the lender agrees that the Company may satisfy all or part of such in cash. In December 2000, 55,904 shares of Common Stock were issued pursuant to the guarantee with the average price for the five days proceeding the end of the guarantee period (11/24, 11/27, 11/28, 11/29 and 11/30) being $1.93.

The cash portion of the purchase price for CCC, CCG and CM was obtained through borrowing from the Company's primary lender, Congress Financial Corporation (Florida) ("Congress"), as described below. The Company anticipates that the Promissory Notes will be paid with working capital generated from operations and/or borrowing under the Company's current revolving credit facility with PNC Bank. In connection with the closing, using funds borrowed from Congress, the Company paid an aggregate of approximately $3,843,000 to satisfy certain obligations of CM.

The acquisition was accounted for using the purchase method effective June 1, 1999, and accordingly, the assets and liabilities as of this date are included in the accompanying consolidated financial statements. As of December 31, 1999, the Company has performed a purchase price allocation. Accordingly, the purchase price was allocated to the net assets acquired and net liabilities assumed based on their estimated fair values. Included in this allocation were acquired assets of approximately $15,831,000 and assumed liabilities of approximately $15,039,000, against total consideration of $8,700,000. This allocation resulted in goodwill and intangible permits of $2,714,000 and $5,194,000, respectively. The goodwill and intangible permits are being amortized on a straight line basis over 20 years. The results of the acquired businesses have been included in the consolidated financial statements since the date of acquisition. The audited combined net revenues of CCC, CCG and CM for the fiscal year ended September 30, 1998, were, in the aggregate, approximately $21.8 million.

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

Acquisition - Diversified Scientific Services, Inc.
On May 16, 2000, the Company and Waste Management Holdings, Inc., a Delaware corporation ("Waste Management Holdings") entered into a Stock Purchase Agreement which was subsequently amended on August 31, 2000 (together, the "Stock Purchase Agreement"), wherein the Company agreed to purchase all of the outstanding capital stock of Diversified Scientific Services, Inc. ("DSSI") from Waste Management Holdings pursuant to the terms of the Stock Purchase Agreement. On August 31, 2000, the conditions precedent to closing of the Stock Purchase Agreement were completed and the Stock Purchase Agreement was consummated.

Under the terms of the Stock Purchase Agreement, the purchase price paid by the Company in connection with the DSSI acquisition was $8,500,000, consisting of (i) $2,500,000 in cash at closing, (ii) a guaranteed promissory note (the "Guaranteed Note"), guaranteed by DSSI, with the DSSI guarantee secured by certain assets of DSSI (except for accounts receivable, general intangibles, contract rights, cash, real property and proceeds thereof), executed by the Company in favor of Waste Management Holdings in the aggregate principal amount of $2,500,000 and bearing interest at a rate equal to the prime rate charged on August 30, 2000, as published in the Wall Street Journal plus 1.75% per annum and having a term of the lesser of 120 days from August 31, 2000, or the business day that the Company acquires any entity or substantially all of the assets of an entity (the "Guaranteed Note Maturity Date"), with interest and principal due in a lump sum at the end of the Guaranteed Note Maturity Date, and (iii) an unsecured promissory note (the "Unsecured Promissory Note"), executed by the Company in favor of Waste Management Holdings in the aggregate principal amount of $3,500,000, and bearing interest at a rate of 7% per annum and having a five-year term with interest to be paid annually and principal due at the end of the term of the Unsecured Promissory Note. The guaranteed note in the principal amount of $2,500,000 was subsequently repaid in full in December 2000, in conjunction with the new PNC Bank credit facility. See Note 6 for additional discussion of this PNC Bank credit facility.

The cash portion of the purchase price for DSSI was obtained pursuant to the terms of a short term bridge loan agreement (the "$3,000,000 RBB Loan Agreement") with RBB Bank Aktiengesellschaft, a bank organized under the laws of Austria ("RBB Bank"), whereby RBB Bank loaned (the "$3,000,000 RBB Loan") the Company the aggregate principal amount of $3,000,000, as evidenced by a Promissory Note (the "$3,000,000 RBB Promissory Note") in the face amount of $3,000,000, having a maturity date of July 1, 2001, and bearing an annual interest rate of 12%.

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

The acquisition was accounted for using the purchase method effective August 31, 2000, and accordingly, the assets and liabilities as of this date are included in the accompanying consolidated financial statements. As of September 1, 2000, the Company has performed a preliminary purchase price allocation based upon information available as of this date. Accordingly, the purchase price has been preliminarily allocated to the net assets acquired and net liabilities assumed based on their estimated fair values. Included in this preliminary allocation were acquired assets of approximately $9,165,000 and assumed liabilities of approximately

$6,007,000, against total consideration of $8,500,000. This preliminary allocation has resulted in an excess purchase price over the fair value of the net assets acquired of $5,400,000 which was assigned to permits. The permits are being amortized on a straight line basis over 20 years. The preliminary purchase price allocation is subject to completing the valuation of certain assets and liabilities, which have not been finalized, and may or may not result in a change to the estimated fair market values assigned. The results of the acquired business have been included in the consolidated financial statements since the date of acquisition. The audited financial statements of DSSI for the fiscal year ended December 31, 1999, reflected net revenues of $10,129,000, net income of $2,590,000 and an EBITDA of $2,754,000.

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

The following unaudited pro forma information presents the consolidated statement of operations of the Company as if the acquisition had taken place on January 1, 1999. DSSI had a December 31 fiscal year end and therefore, their results for the year ended December 31, 1999, have been consolidated with our results for the year ended December 31, 1999:

Year Ended December 31

(Amounts in thousands, except per share amounts)	2000	1999

Net revenues Net income (loss) applicable to Common Stock Net income (loss) per share: Basic Diluted Weighted average number of common shares outstanding: Basic Diluted	$ 62,521 (1,631) (.08) (.08) 21,558 21,558	$ 56,593 2,899 .17 .14 17,488 21,224

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of permits and increased interest expense on acquisition related debt. They do not purport to be indicative of the results of operations that actually would have resulted on the date indicated, or which may result in the future.

Proposed Acquisition - East Tennessee Materials and Energy Corporation
The Company has entered into a Stock Purchase Agreement (the "Purchase Agreement") with East Tennessee Materials and Energy Corporation, a Tennessee corporation ("M&EC"), and all of the shareholders of M&EC, dated as of January 18, 2001. However, the Purchase Agreement was not executed by all of the parties thereto until February 22, 2001. Under the terms of the Purchase Agreement we will own 100% of the issued and outstanding shares of M&EC Common Stock.

If the acquisition of M&EC is completed, the purchase price to be paid by the Company for the M&EC Common Stock is approximately $2.4 million, which is payable by the Company issuing approximately 1.6 million shares of the PESI Common Stock to the shareholders of M&EC. In addition, as partial consideration of the M&EC Acquisition, M&EC will issue shares of its newly created Series B Preferred Stock to certain shareholders of M&EC having a stated value of approximately $1.5 million.

The Company has loaned to M&EC approximately $1.1 million for M&EC's working capital purposes as of December 31, 2000. Prior to the M&EC Acquisition, M&EC issued to the Company promissory notes evidencing all loans from the Company to M&EC and pledge to the Company all of M&EC's assets as security for the repayment of the promissory notes. As of December 31, 2000, the Company has invoiced M&EC approximately $2.6 million for work performed under the subcontract agreement with M&EC, relative to the construction of the Oak Ridge facility. The Company also has a receivable from a M&EC related party in the amount of approximately $371,000.

As a condition to the M&EC Acquisition, all of the participants in the M&EC's employee benefit plans must release M&EC and the Company from certain liabilities relating to such plans under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). In addition, M&EC and the applicable governmental authorities must have entered into resolution agreements satisfactory to the Company regarding the resolution of any M&EC liabilities arising under ERISA in connection with such plans. The consummation of the M&EC Acquisition is further conditioned, among other things, upon M&EC and the applicable governmental authorities having entered a settlement satisfactory to the Company of all matters between the Internal Revenue Service ("IRS") and M&EC relating to the payment or failure to pay taxes.

NOTE 5 PREFERRED STOCK ISSUANCE AND CONVERSION

As of January 1, 2000, 4,537 shares of the Company's Preferred Stock were issued and outstanding. During 2000, 350 of such shares were converted into 324,610 shares of Common Stock including 2,259 shares issued in payment of accrued dividends, leaving 4,187 shares of Preferred Stock issued and outstanding as of December 31, 2000.

The Preferred Stock issuances and activity for the year ended December 31, 2000, are as follows:

Preferred Stock Description	Preferred Stock Holder	Dividend Rate	Preferred Shares	Converted Common Shares

Series 14 (Exchanged for Series 3 and 11) Balance at December 31, 2000 and 1999	RBB Bank(1)	6%	1,769 =====
Series 15 (Exchanged for Series 4, 6, 8, and 12) Balance at December 31, 2000 and 1999	RBB Bank(1)	4%	616 =====
Series 16 (Exchanged for Series 10 and 13) Balance at December 31, 2000 and 1999	RBB Bank(1)	4%	1,802 =====
Series 9 (Exchanged for Series 5 and 7) Balance at December 31, 1999 Conversion - February 2000 Conversion - March 2000 Balance at December 31, 2000	Infinity Fund	4%	350 (20) (330) 0 =====	322,351

(1) RBB Bank is a banking institution which holds the Company's shares of stock on behalf of numerous clients.

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

The Series 3 Preferred, Series 11 Preferred and Series 14 Preferred each accrue dividends on a cumulative basis at a rate of six percent (6%) per annum, which dividends are payable semiannually when and as declared by the Board of Directors. Dividends are paid, at the Company's option, in the form of cash or Common Stock. During 2000, accrued dividends on the Series 3 Preferred, Series 11 Preferred and Series 14 Preferred in the combined total of approximately $106,000 were paid in the form of 75,878 shares of Common Stock of the Company, of which 38,738 shares were issued in March 2001.

The 1,769 shares of Series 14 Preferred which were issued and outstanding as of December 31, 2000, are convertible from April 20, 2000 until April 20, 2001, into 1,179,333 shares of Common Stock of the Company based upon a fixed conversion price of $1.50 per share. After April 20, 2001, the conversion price is based on the product of (i) the average closing bid quotation for the five (5) trading days immediately preceding the conversion date multiplied by (ii) seventy-five percent (75%). The minimum conversion price is $.50 per share and the maximum conversion price is $1.50 per share, with the minimum conversion price to be reduced by $.25 per share each time, if any, the Company sustains a net loss, on a consolidated basis, in each of two (2) consecutive quarters. The Series 14 Preferred are redeemable by the Company from April 20, 2000 until April 20, 2001 for $1,100 per share.

Series 4 Preferred/Series 6 Preferred/Series 8 Preferred/Series 12 Preferred/Series 15 Preferred

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

The Series 8 Preferred had a liquidation preference over the Common Stock equal to $1,000 consideration per outstanding share of Series 8 Preferred, plus an amount equal to all unpaid dividends accrued thereon. As of January 1, 1999, 2,500 shares of Series 8 Preferred remained issued and outstanding. On April 20, 1999, the holder of the Series 8 Preferred converted 1,584 shares of the Series 8 Preferred into 2,057,143 shares of Common Stock of the Company, leaving 616 shares of Series 8 Preferred issued and outstanding.

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

The Series 8 Preferred, Series 12 Preferred and Series 15 Preferred each accrue dividends on a cumulative basis at a rate of four percent (4%) per annum which dividends are payable semiannually when and as declared by the Board of Directors. During 2000, accrued dividends on the Series 8 Preferred, Series 12 Preferred and Series 15 Preferred, in the combined total of approximately $25,000 were paid in the form of 17,615 shares of Common Stock of the Company, of which 8,993 shares were issued in March 2001.

The 616 shares of Series 15 Preferred which were issued and outstanding as of December 31, 2000, are convertible at a conversion price of the lesser of (a) the product of the average closing bid quotation of the Common Stock for the five (5) trading days immediately preceding the conversion date multiplied by eighty percent (80%) or (b) $1.6875. However, from April 20, 2000 until April 20, 2001, there is a minimum conversion price of $1.50 per share for the Series 15 Preferred. Conversion at such minimum conversion price would result in the issuance of approximately 410,667 shares of Common Stock. After April 20, 2001, the Series 15 Preferred has no minimum conversion price. The Series 15 Preferred are redeemable by the Company from April 20, 2000 until April 20, 2001 for $1,100 per share.

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

The Series 10 Preferred, Series 13 Preferred and Series 16 Preferred each accrue dividends on a cumulative basis at a rate of four percent (4%) per annum which dividends are payable semiannually when and as declared by the Board of Directors. During 2000, accrued dividends on the Series 10 Preferred, Series 13 Preferred and Series 16 Preferred, in the combined total of approximately $72,000 were paid in the form of 51,529 shares of Common Stock of the Company, of which 26,307 shares were issued in March 2001.

The 1,802 shares of Series 16 Preferred which were issued and outstanding as of December 31, 2000, are convertible at a conversion price of $1.875; except that if the average of the closing bid price per share of Common Stock quoted on the NASDAQ (or the closing bid price of the Common Stock as quoted on the national securities exchange if the Common Stock is not listed for trading on the NASDAQ but was listed for trading on a national securities exchange) for the five (5) trading days immediately prior to the particular date on which the holder notified the Company of a conversion is less than $2.34, then the conversion price for that particular conversion is to be eighty percent (80%) of the average of the closing bid price of the Common Stock on the NASDAQ. However, from April 20, 2000 until April 20, 2001, there is a minimum conversion price of $1.50 per share for the Series 16 Preferred. Conversion at such minimum conversion price would result in the issuance of approximately 1,201,333 shares of Common Stock. After April 20, 2001, the Series 16 Preferred has no minimum conversion price. The Series 16 Preferred are redeemable by the Company from April 20, 2000 until April 20, 2001 for $1,100 per share.

The Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for Preferred Stock which is convertible into Common Stock at a discount from the market rate at the date of issuance of the Preferred Stock. The Staff's position pursuant to EITF 98-5 relating to beneficial conversion features is that a Preferred Stock dividend should be recorded for the difference between the conversion price and the quoted market price of Common Stock as determined at the date of issuance. To comply with this position, we recognized a dividend of approximately $750,000 as related to the issuance of the Series 10 Preferred, with approximately $383,000 recorded in the third quarter of 1998 and $367,000 recorded in the fourth quarter of 1998.

Series 5 Preferred/Series 7 Preferred/Series 9 Preferred
On or about April 30, 1998, the Company issued to The Infinity Fund, L.P. ("Infinity") 350 shares of newly-created Series 9 Class I Preferred Stock, par value $.001 per share ("Series 9 Preferred") in exchange for 350 shares of Series 7 Class G Preferred Stock, par value $.001 per share ("Series 7 Preferred") which had been issued to Infinity in 1997. The Series 7 Preferred, along with certain Warrants allowing the purchase of 35,000 shares of Common Stock at an exercise price of $1.8125 per share were issued to RBB Bank in exchange for an equal number of shares of Series 5 Class E Preferred Stock, par value $.001 per share ("Series 5 Preferred") and Warrants allowing the purchase of 187,500 shares of Common Stock at an exercise price of $2.10 per share and the purchase of 187,500 shares of Common Stock at the exercise price of $2.50 per share. The exchanges were made in private placements under Section 4(2) and/or Section 3(a)(9) of the Securities Act. The terms of the Series 9 Preferred are substantially the same as the terms of the Series 7 Preferred. As of January 1, 2000, there were 350 shares of Series 9 Preferred which were issued and outstanding.

The Series 9 Preferred had a liquidation preference over the Common Stock equal to $1,000 consideration per outstanding share of Series 9 Preferred, plus an amount equal to all unpaid dividends accrued thereon. The Series 9 Preferred accrued dividends on a cumulative basis at a rate of four percent (4%) per annum. Which dividends were payable semiannually when and as declared by the Board of Directors. Dividends were paid, at the Company's option, in the form of cash or Common Stock.

The Series 9 Preferred were convertible at the lesser of $1.8125 per share, except that, in the event the average closing bid price of the Common Stock as reported in the over the counter market, or the closing sale price if listed on a national securities exchange, for the five (5) trading days prior to a particular date of conversion, shall be less than $2.265, the conversion price for only such particular conversion shall be the average of the closing bid quotations of the Common Stock as reported on the over the counter market, or the closing sale price if listed on a national securities exchange for the five (5) trading days immediately proceeding the date of such particular conversion notice provided by the holder to the Company multiplied by 80%.

In February and March 2000 all of the 350 shares of Series 9 Preferred were converted to 324,610 shares of Common Stock, including 2,259 shares issued in payment of accrued dividends on the Series 9 Preferred from January 1, 2000, until the dates of conversion. As a result of the conversions, the Series 9 Preferred are no longer outstanding.

In summary, we recorded the following dividends related to Preferred Stock issuances:

2000	1999	1998

Paid Dividends Beneficial Conversion Feature Total Dividends Reported	206,000 -- $ 206,000 =======	308,000 -- $ 308,000 =======	410,000 750,000 $1,160,000 =======	(1)

(1) Amounts for 1998 reflect beneficial conversion feature on Series 10 Class J Preferred Stock.

The Company is currently negotiating with the holder of the outstanding Preferred Stock, which may include, among other things, the conversion of a certain number of the outstanding Preferred Stock and the exchange of the remaining Preferred Stock for a new series of Preferred Stock. The terms and conditions of the new series of Preferred Stock are not yet determined and are subject to negotiations with the holder. However there are no assurances that we will be able to finalize the negotiations.

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

NOTE 6 LONG-TERM DEBT

Long-term debt at December 31 includes the following (in thousands):

	2000	1999

Revolving loan facility dated December 22, 2000, borrowings
     based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at prime rate plus 1 (10.50% at December 31, 2000).

Term Loan Agreement dated December 22, 2000, payable in
     equal monthly installments of principal of $83, balance due in
     December 2005, variable interest paid monthly at
     prime rate plus 1 1/2 (11.00% at December 31, 2000).

Revolving loan facility dated January 15, 1998, as amended
     May 27, 1999, borrowings based upon eligible accounts
     receivable, subject to monthly borrowing base calculation, variable interest paid monthly at prime rate plus 1 3/4
     (11.25% at December 31, 2000).

Term loan agreement dated January 15, 1998, as amended May 27,
     1999, payable in monthly principal installments of $78, balance paid in December 2000, variable interest paid monthly at prime rate plus 1 3/4 (11.25% at December 31, 2000).

Three promissory notes dated May 27, 1999, payable in equal
     monthly installments of principal and interest of $90 over 60 months, due June 2004, interest at 5.5% for first three years and 7% for remaining two years.

Promissory note dated July 14, 2000, as amended December 19,
     2000, payable in lump sum of principal and interest on July 1,
     2001, interest paid at annual rate of 10%.

Promissory note dated August 29, 2000, as amended December 19,
     2000, payable in lump sum of principal and interest on July 1,
     2001, interest paid at annual rate of 12%.

Promissory note dated August 31, 2000, payable in lump sum in
     August 2005, interest paid annually at 7%.

Various capital lease and promissory note obligations, payable 2001 to 2005, interest at rates ranging from 7.5% to 13.0%.

Less current portion of revolving loan and term note facility
Less current portion of long-term debt	$ 7,078 7,000 (1,253) -- 3,413 750 3,000 3,500 2,002 25,490 1,000 5,402 $19,088 =====	$ -- -- 5,891 3,203 4,283 -- -- -- 1,925 15,302 938 1,427 $12,937 =====

On December 22, 2000, the company entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent

 ("Agent") for lenders, and as issuing bank. The Agreement provides for a term loan in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. Payments commenced on February 1, 2001. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $15,000,000. The revolving credit advances are subject to limitations of an amount up to the sum of a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and d) up to 50% of acceptable unbilled amounts aged up to 60 days, less e) reserves Agent reasonably deems proper and necessary. The Revolving Credit advances shall be due and payable in full on December 22, 2005.

Pursuant to the Agreement the Term Loan bears interest at a floating rate equal to the prime rate plus 1 1/2%, and the Revolving Credit at a floating rate equal to the prime rate plus 1%. The Company incurred approximately $1,779,000 in financing fees relative to the solicitation and closing of this Agreement which are being amortized over the term of the Agreement. Included in such financing fees are (i) PNC Bank commitment fee of $220,000, (ii) investment banking fees of $429,000, (iii) investment banking Warrants valued at $654,000 (non-cash), (iv) legal fees of approximately $221,000 and (v) appraisals, valuations and other closing related expenses of approximately $255,000. The Agreement also contains certain management and credit limit fees payable throughout the term. The loans are subject to a prepayment fee of 1 1/2% in the first year, 1% in the second and third years and 3/4% after the third anniversary until termination date.

As security for prompt payment and performance of the Agreement, the Company granted a security interest in all receivables, equipment, general intangibles, inventory, investment property, real property, subsidiary stock and other assets of the Company and subsidiaries. The Agreement contains affirmative covenants including, but not limited to, maintenance of indebtedness and collateral, management reports and disclosures and fair presentation of financial statements and disclosures. The Agreement also contains a tangible adjusted net worth covenant and a fixed charge coverage ratio covenant, both of which begin effective March 31, 2001, as defined in the Agreement.

The proceeds of the Agreement were utilized to repay in full on December 22, 2000 the outstanding balance of the Congress revolver and term loan, and to repay in full the guaranteed promissory note to Waste Management Holding, dated August 31, 2000 in the principal amount of $2,500,000 as incurred pursuant to the DSSI acquisition. The balance of the Congress revolving loan on December 22, 2000, as repaid pursuant to the PNC Agreement was $5,491,000. Subsequent to closing, additional funds in the amount of $1,253,000 were deposited in the Congress revolver and subsequently forwarded to PNC in January 2001. The balance of the Congress term loan on December 22, 2000 as report pursuant to the PNC Agreement was $2,266,000.

Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of PFO, PFSG and PFMI, a portion of the consideration was paid in the form of the Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of PFO, PFSG and PFMI. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years with the first installment due on July 1, 1999, and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $3,413,000 at December 31, 2000, of which $919,000 is in the current portion. Payment of such Promissory Notes are guaranteed by PFMI under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by PFMI. See Note 4 for further discussion of the above referenced acquisition.

On July 14, 2000, the Company entered into a letter agreement ("$750,000 RBB Loan Agreement") with RBB Bank Aktiengesellschaft ("RBB Bank"), pursuant to which RBB Bank, acting as agent for certain investors who provided the funds, loaned (the "$750,000 RBB Loan") the Company the aggregate principal amount of $750,000, as evidenced by an unsecured promissory note (the "$750,000 RBB Promissory Note") in the face amount of $750,000, bearing an annual interest rate of 10.0% per annum. The purpose of the $750,000 RBB Loan is to provide interim financing to facilitate the acquisition of DSSI and M&EC (see Note 4) and to fund certain capital expansions at the Company's existing facilities. The principal amount of this Note and accrued interest thereon is initially payable in full upon the earlier of (i) December 31, 2000, or (ii) ten business days after the Company raises $3,000,000 or more through a private placement of capital securities. On December 19, 2000, this agreement was amended pursuant to the terms of the PNC Revolving Credit and Term Loan Agreement, which extended the due date of the principal and interest to July 1, 2001.

On August 29, 2000, the Company entered into a short term bridge loan agreement with RBB Bank in connection with the Company's acquisition of DSSI. This loan agreement (the "$3,000,000 RBB Loan Agreement") was between the Company and RBB Bank, pursuant to which RBB Bank, acting as agent for certain investors who provided the funds, loaned (the "$3,000,000 RBB Loan") the Company the aggregate principal amount of $3,000,000, as evidenced by a Promissory Note (the "$3,000,000 RBB Promissory Note") in the face amount of $3,000,000, having an initial maturity date of November 29, 2000 and bearing an annual interest rate of 12%. On December 19, 2000, this agreement was also amended pursuant to the terms of the PNC Revolving Credit and Term Loan Agreement, which extended the due date of the principal and interest to July 1, 2001.

In connection with the $3,000,000 RBB Loan and subsequent amendment, the Company paid RBB Bank a fee of $15,000 and issued RBB Bank, as agent for the investors who loaned the money to the Company, certain Warrants, having a term of three (3) years, (i) on August 29, 2000, Warrants were issued for the purchase of up to 150,000 shares of the Company's Common Stock, par value $.001 per share (the "Common Stock"), at an exercise price of $1.50 per share, with Warrants containing a cashless exercise provision, (ii) on October 30, 2000, additional Warrants were issued for the purchase of up to 150,000 shares of Common Stock, at an exercise price of $1.625 per share, with Warrants containing a cashless exercise provision, (iii) on November 29, 2000, additional Warrants were issued for the purchase of up to 300,000 shares of Common Stock, at an exercise price of $1.875 per share, with Warrants containing a cashless exercise provision, and (iv) on December 29, 2000, additional Warrants were issued for the purchase of up to 105,000 shares of Common Stock, at an exercise price of $1.42 per share, with Warrants containing a cashless exercise provision. These Warrants had a Black-Scholes valuation of $344,000 and such amount was recorded as interest expense Warrants. Pursuant to the terms of the $3,000,000 RBB Loan Agreement and subsequent amendment, if all principal and accrued and unpaid interest under the RBB Loan Agreements is not paid in full by 5:00p.m. New York time, (i) on January 31, 2001, then the Company shall issue to RBB Bank as agent for the investors who loaned the money to the Company, additional Warrants for 105,000 shares of Common Stock, having a term of three (3) years, at an exercise price equal to the closing market price of the Common Stock on the NASDAQ on January 31, 2001, with such Warrants containing a cashless exercise provision, (ii) on February 28, 2001, then the Company shall issue to RBB Bank as agent for the investors who loaned the money to the Company, additional Warrants for 105,000 shares of Common Stock, having a term of three (3) years, at an exercise price equal to the closing market price of the Common Stock on the NASDAQ on February 28, 2001, with such Warrants containing a cashless exercise provision, (iii) on March 30, 2001, then the Company shall issue to RBB Bank as agent for the investors who loaned the money to the Company, additional Warrants for 105,000 shares of Common Stock, having a term of three (3) years, at an exercise price equal to the closing market price of the Common Stock on the NASDAQ on March 30, 2001, with such Warrants containing a cashless exercise provision, and (iv) on April 29, 2001 and each month after, the Company shall issue to RBB Bank, as agent for the investors who loaned the money to the Company, a certain additional number of shares of Common Stock, with the number of shares determined by dividing $300,000 by the closing market price of the Common Stock on the NASDAQ on such date, if shares of Common Stock have been traded on the

NASDAQ on such date, or on the most recent trading date, if shares of Common Stock have not been traded on the NASDAQ on such date. As of December 31, 2000, RBB Bank is the beneficial owner of approximately 12,965,363 shares of Common Stock or approximately 44.9% of the issued and outstanding Common Stock.

On August 31, 2000, as part of the consideration for the purchase of DSSI, the Company issued to Waste Management Holdings a long term unsecured promissory note (the "Unsecured Promissory Note") in the aggregate principal amount of $3,500,000, bearing interest at a rate of 7% per annum and having a five-year term with interest to be paid annually and principal due at the end of the term of the Unsecured Promissory Note.

In December 2000, the Company entered into an interest rate swap agreement for its term loan, which has effectively fixed the interest rate on the notional amount of $3,500,000 of the floating rate $7,000,000 PNC term loan debt. The Company will pay the counterparty interest at a fixed rate of the base rate of 6.25%, plus 4.00% for a period from December 22, 2000, through December 22, 2005.

In connection with the above swap agreement, the counterparty pays the Company interest at a variable rate based on Libor. In the event the counterparty to the agreement defaults in all the provisions, the accounting loss suffered by the Company would be limited to the interest rate differential between the fixed rate and the Libor rate if the Libor rate is in excess of the fixed rate. At this time the loan agreement does not permit termination of the interest rate swap agreement, but in the event the agreement is terminated, the Company may be required to pay a termination fee to the counterparty based on the difference between the libor rate and the fixed rate.

At December 31, 2000, the market value of the interest rate swap was in an unfavorable value position and was approximately $48,000.

The aggregate amount of the maturities of long-term debt maturing in future years as of December 31, 2000, is $6,402,000 in 2001; $2,523,000 in 2002; $2,456,000 in 2003; $1,766,000 in 2004; and $12,343,000 in 2005.

NOTE 7 ACCRUED EXPENSES

Accrued expenses at December 31 include the following (in thousands):

	2000	1999

Salaries and employee benefits Accrued sales, property and other tax Waste disposal and other operating related expenses Accrued environmental Other Total accrued expenses	$ 1,857 782 4,331 1,001 329 $ 8,300 =====	$ 1,581 633 2,009 1,461 201 $ 5,885 =====

The above amounts exclude Perma-Fix of Memphis, Inc. accrued expenses for the years ended December 31, 2000, and 1999 of $236 and $554, respectively, which are reported as current liabilities of discontinued operations. See Note 3 for further discussion of this discontinued operations.

NOTE 8 ACCRUED CLOSURE COSTS AND ENVIRONMENTAL LIABILITIES

We accrue for the estimated closure costs as determined pursuant to RCRA guidelines for all fixed-based regulated facilities, which represents the potential future liability to close and remediate such a facility, should such a cessation of operations ever occur. During 2000, the accrued long-term closure cost for its continuing operations increased by $4,157,000 to a total of $5,118,000 as compared to the 1999 total of $962,000. This increase is principally a result of the acquisition of DSSI during 2000, which contributed $4,106,000 of this accrued closure cost and the normal operational related increases accounted for the remaining increase of $51,000. The closure costs are based upon RCRA guidelines and will increase in the future, as indexed to an inflationary factor, and may also increase or decrease as we change our current operations at these regulated facilities. Additionally, unlike solid waste facilities, we, consistent with EPA regulations, do not have post-closure liabilities that extend substantially beyond the effective life of the facility.

At December 31, 2000, we have accrued long-term environmental and acquisition related liabilities totaling $3,245,000, which reflects a decrease of $601,000 from the December 31, 1999, balance of $3,847,000. The 2000 amount principally represents management's best estimate of the long term costs to remove contaminated soil and to undergo groundwater remediation, which includes activities at one former RCRA facility that is under a closure action from 1989 that our wholly-owned subsidiary, PFD, leases. In June 1994, we acquired from Quadrex Corporation and/or a subsidiary of Quadrex Corporation (collectively, "Quadrex") three TSD companies, including the PFD facility. The former owners of PFD had merged EPS with PFD, which was subsequently sold to Quadrex. Through our acquisition of PFD in 1994 from Quadrex, we were indemnified by Quadrex for costs associated with remediating the Leased Property, which entails remediation of soil and/or groundwater restoration. The Leased Property used by EPS to operate its facility is separate and apart from the property on which PFD's facility is located. In conjunction with the subsequent bankruptcy filing by Quadrex, and our recording of purchase accounting for the acquisition of PFD, we recognized an environmental liability of approximately $1,200,000 for the remediation of this leased facility. This facility has pursued remedial activities for the last seven years with additional studies forthcoming, and potential groundwater restoration which could extend two (2) to three (3) years. We have estimated the potential liability related to the remaining remedial activity of the above property to be approximately $176,000, representing the remaining reserve balance, of which we anticipate spending approximately $159,000 during 2001, with the remaining $17,000 reflected in this long-term accrual. No insurance or third party recovery was taken into account in determining our cost estimates or reserve, nor do our cost estimates or reserves reflect any discount for present value purposes.

In conjunction with the acquisition of PFMI and PFSG during 1999, we recognized long-term environmental accruals of $4,319,000. This amount represented the Company's estimate of the long-term costs to remove contaminated soil and to undergo groundwater remediation activities at the PFMI acquired facility in Detroit, Michigan, and at the PFSG acquired facility in Valdosta, Georgia. Both facilities have pursued remedial activities over the past six years with additional studies forthcoming and potential groundwater restoration activities could extend for a period of ten years. The accrued balance at December 31, 2000, for the PFMI remediation is $1,482,000, of which we anticipate spending $361,000 during 20001, with the remaining $1,121,000 reflected in this long-term accrual. The accrued balance at December 31, 2000, for the PFSG remediation is $2,081,000, of which we anticipate spending $473,000 during 2001, with the remaining $1,608,000 reflected in this long-term accrual. No insurance or third party recovery was taken into account in determining our cost estimates or reserves, nor do our cost estimates or reserves reflect any discount for present value purposes. We also recognized certain other long-term potential liabilities related to the 1999 acquisition of PFMI, PFO and PFSG, the largest of which is the reserve of possible PRP liabilities, related to disposal activities prior to the acquisition, for which we have reserved approximately $403,000.

Pursuant to our acquisition, effective December 31, 1993, of Perma-Fix of Memphis, Inc. (F/K/A American Resource Recovery, Inc.), we assumed certain liabilities relative to the removal of contaminated soil and to undergo groundwater remediation at the facility. Prior to our ownership of PFM, the owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities. Based upon technical information available to it, we estimated, and recorded through purchase accounting, the remaining cost of such remedial action. To-date, we have spent approximately $610,000 and have a reserve balance of approximately $630,000 as of December 31, 2000. Neither our cost estimates nor reserves reflect any discount for present value purpose and such remediation is expected to extend for a period of three years. We have recorded approximately $236,000 as a portion of the current liability under "Current Liabilities of Discontinued Operations" and the remainder under "Long-term Liabilities of Discontinued Operations." See Note 3 for additional discussion of discontinued operations.

NOTE 9 INCOME TAXES

The components of the provision for income taxes are as follows (in thousands):

At December 31, 2000, we had temporary differences and net operating loss carry forwards which gave rise to deferred tax assets and liabilities at December 31, as follows (in thousands):
	2000	1999	1998

Net operating losses Environmental reserves Impairment of assets Other Valuation allowance Deferred tax assets	$ 4,550 820 7,611 98 (7,356) 5,723	$ 4,384 505 560 189 (5,116) 522	$ 3,684 990 560 210 (5,015) 429
Depreciation and amortization Deferred tax liability	5,723 5,723	522 522	429 429
Net deferred tax asset (liability)	$ -- =====	$ -- =====	$ -- =====

A reconciliation between the expected tax benefit using the federal statutory rate of 34% and the provision for income taxes as reported in the accompanying consolidated statements of operations is as follows (in thousands):

2000	1999	1998

Tax expense (benefit) at statutory rate Goodwill amortization Other Deferred tax assets acquired Increase (decrease) in valuation allowance Provision for income taxes	$ (189) 241 100 (2,392) 2,240 $ -- =====	$ 534 155 65 (855) (101) $ -- ====	$ 157 76 (109) -- (124) $ -- ====

Our valuation allowance increased by approximately $2,240,000 and $101,000 for the years ended December 31, 2000 and 1999 respectively, and decreased $124,000 for the year ended December 31, 1998, which represents the effect of changes in the temporary differences and net operating losses (NOLs), as amended. We have recorded a valuation allowance to state our deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

We have estimated net operating loss carry forwards for federal income tax purposes of approximately $13,381,000 at December 31, 2000. These net operating losses can be carried forward and applied against future taxable income, if any, and expire in the years 2004 through 2020. However, as a result of various stock offerings and certain acquisitions, the use of these NOLs will be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. Additionally, NOLs may be further limited under the provisions of Treasury Regulation 1.1502-21 regarding Separate Return Limitation Years.

NOTE 10 CAPITAL STOCK, EMPLOYEE STOCK PLAN AND INCENTIVE COMPENSATION

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
Purchase Period	Proceeds	Shares Purchased

July 1 - December 31, 1997 January 1 - June 30, 1998 July 1 - December 31, 1998 January 1 - June 30, 1999 July 1 - December 31, 1999 January 1 - June 30, 2000 July 1 - December 31, 2000	$ 16,000 17,000 22,000 28,000 49,000 54,000 52,000	8,276 10,732 17,517 21,818 48,204 53,493 46,632

The shares for the purchase period ending December 31, 2000, were purchased in February 2001.

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

Statement of Financial Accounting Standards No. 123 ("FAS 123") "Accounting for Stock-Based Compensation," requires us to provide pro forma information regarding net income and earnings per share as if compensation cost for our employee and directors stock options had been determined in accordance with the fair market value-based method prescribed in FAS 123. We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: no dividend yield for all years; an expected life of ten years for all years; expected volatility of 39.6%, 40.0%, and 45.0%; and risk-free interest rates of 6.08%, 5.7%, and 4.58%.

Under the accounting provisions of FASB Statement 123, our net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands except for per share amounts):

	2000	1999	1998

Net income (loss) applicable to Common Stock As reported Pro forma	$ (762) (1,186)	$ 1,450 1,417	$ (698) (962)
Basic net income (loss) per share As reported Pro forma	$ (.04) (.06)	$ .08 .08	$ (.06) (.08)
Diluted net income (loss) per share As reported Pro forma	$ (.04) (.06)	$ .07 .07	$ (.06) (.08)

A summary of the status of options under the plans as of December 31, 2000, 1999 and 1998 and changes during the years ending on those dates is presented below:

2000	1999	1998

Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Performance Equity Plan:
Balance at beginning of year
     Granted
     Exercised
     Forfeited
Balance at end of year

Options exercisable at year end

Options granted during the year at
     exercise prices which equal
     market price of stock at date
     of grant:
          Weighted average exercise price
Weighted average fair value	260,149 - -- - -- (9,000) 251,149 ====== 213,748 - -- - --	$2.28 - -- - -- 1.25 2.33 2.53 -- - --	341,832 -- (23,000) (58,683) 260,149 ======= 195,749 -- --	$2.23 -- 1.00 2.44 2.28 2.66 -- --	288,138 70,000 (1,000) (15,306) 341,832 ======= 223,832 70,000 70,000	$2.54 1.25 1.00 3.66 2.23 2.80 1.25 .78
Non-qualified Stock Option Plan:
Balance at beginning of year
     Granted
     Exercised
     Forfeited
Balance at end of year

Options exercisable at year end

Options granted during the year at
     exercise prices which equal
     market price of stock at date
     of grant:
          Weighted average exercise price
Weighted average fair value	837,800 510,000 - -- (28,000) 1,319,800 ======= 542,000 510,000 510,000	$1.37 1.27 - -- 1.26 1.33 1.44 1.27 .79	885,300 -- (18,300) (29,200) 837,800 ======= 376,300 -- --	$1.37 -- 1.17 1.29 1.37 1.47 -- --	650,710 255,000 -- (20,410) 885,300 ======= 216,240 255,000 255,000	$1.41 1.25 -- 1.375 1.37 1.54 1.25 .78
Outside Directors Stock Option Plan:
Balance at beginning of year
     Granted
     Exercised
     Forfeited
Balance at end of year

Options exercisable at year end

Options granted during the year at
     exercise prices which equal
      market price of stock at date
     of grant:
          Weighted average exercise price
Weighted average fair value	205,000 15,000 - -- -- 220,000 ======= 220,000 15,000 15,000	$2.39 1.69 - -- - -- 2.34 2.34 1.69 1.06	160,000 45,000 -- -- 205,000 ====== 205,000 45,000 45,000	$2.69 1.29 -- -- 2.39 2.39 1.29 .74	160,000 -- -- -- 160,000 ====== 160,000 -- --	$2.69 -- -- -- 2.69 2.69 -- --

The following table summarizes information about options under the plan outstanding at December 31, 2000:

Options Outstanding	Options Exercisable

Description and Range of Exercise Prices	Number Outstanding at Dec. 31, 2000	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Dec. 31, 2000	Weighted Average Exercise Price

Performance Equity Plan:
1991/1992 Awards ($3.02) 1993 Awards ($5.25) 1996 Awards ($1.00) 1998 Awards ($1.25)	145,649 6,500 55,000 44,000 251,149 =======	1.1 years 2.8 years 5.4 years 7.8 years 3.3 years	$ 3.02 5.25 1.00 1.25 2.33	145,649 6,500 44,000 17,600 213,749 =======	$ 3.02 5.25 1.00 1.25 2.53
Non-qualified Stock Option Plan:
1994 Awards ($4.75) 1995 Awards ($2.88) 1996 Awards ($1.00) 1997 Awards (1.375) 1998 Awards ($1.25) 2000 Awards ($1.25-$1.50)	300 85,000 270,000 244,500 235,000 485,000 1,319,000 =======	3.2 years 4.0 years 5.4 years 6.3 years 7.8 years 9.3 years 7.3 years	$4.75 2.88 1.00 1.38 1.25 1.26 1.33	300 85,000 216,000 146,700 94,000 -- 542,000 =======	$ 4.75 2.88 1.00 1.38 1.25 1.26 1.44
Outside Directors Stock Option Plan:
1993 Awards ($3.02) 1994 Awards ($3.00-$3.22) 1995 Awards ($3.25) 1996 Awards ($1.75) 1997 Awards ($2.125) 1999 Awards ($1.375) 1999 Awards ($1.25) 2000 Awards ($1.688)	45,000 45,000 20,000 35,000 15,000 15,000 30,000 15,000 220,000 =======	1.5 years 3.8 years 4.0 years 5.9 years 6.9 years 7.9 years 9.0 years 10.0 years 5.3 years	$ 3.02 3.04 3.25 1.75 2.13 1.38 1.25 1.69 2.34	45,000 45,000 20,000 35,000 15,000 15,000 30,000 15,000 220,000 =======	$ 3.02 3.04 3.25 1.75 2.13 1.38 1.25 1.69 2.34

Warrants
We have issued various Warrants pursuant to acquisitions, private placements, debt and debt conversion and to facilitate certain financing arrangements. The Warrants principally are for a term of three to five years and entitle the holder to purchase one share of Common Stock for each warrant at the stated exercise price. During 1998, pursuant to the issuance of the Series 10 Class J Convertible Preferred Stock, we issued to Liviakis one (1) Common Stock purchase warrant entitling Liviakis to purchase, after January 15, 1999, until June 29, 2002, an aggregate of up to 1,875,000 shares of Common Stock exercisable at a price equal to $1.875 per share and we issued to Prag one (1) Common Stock purchase warrant entitling Prag to purchase, after January 15, 1999, until June 29, 2002, an aggregate of up to 625,000 shares of Common Stock exercisable at a price equal to $1.875 per share. In March, 1999, the Company entered into an

Exchange Agreement with Liviakis and Prag whereby the Warrants issued to Liviakis and Prag for the purchase of an aggregate of 2,500,000 shares of Common Stock (1,875,000 and 625,000 respectively) were exchanged for 200,000 shares of Common Stock. The fair value of the Warrants exchanged exceeds the fair value of the Common Stock issued and, therefore, no expense was recognized as a result of the exchange.

During 1996, pursuant to the issuance of the Series 3 Class C Convertible Preferred Stock, as further discussed in Note 6, we issued to RBB Bank two (2) Common Stock purchase Warrants entitling RBB Bank to purchase, after December 31, 1996, until July 18, 2001, an aggregate of up to 2,000,000 shares of Common Stock, with 1,000,000 shares exercisable at an exercise price equal to $2.00 per share and 1,000,000 at $3.50 per share. During 2000, 200,000 warrant shares of the 1,000,000 at $3.50 per share were repriced to $1.00 per share and were subsequently exercised. In connection with the Preferred Stock issuances as discussed fully in Note 5, we issued additional Warrants during 1997 and 1996 for the purchase of 1,591,250 and 1,420,000 shares, respectively, of Common Stock which are included in other financing Warrants. In connection with the Preferred Stock issuances as discussed fully in Note 5, we issued additional Warrants during 1998 for the purchase of 850,000 shares which are included in the Series 10 Class J Warrants. During 1999 the Company entered into a consulting agreement for certain investor relations services whereby we agreed to pay a consulting fee and agreed to issue two Common Stock purchase Warrants for an aggregate of up to 480,000 shares of Common Stock (which were issued in fiscal 2000), with 240,000 exercisable at an exercise price equal to $1.20 per share and 240,000 at $1.40 per share. During 2000 the Company entered into a consulting agreement for certain investment banking services whereby we agreed to pay a consulting fee and initially agreed to issue Warrants in the aggregate amount of up to 150,000 shares of Common Stock exercisable at an exercise price equal to $1.44 per share. Upon completion of a new term loan and revolving credit line agreement (see note 6) Warrants were issued to certain investment banking firms and intermediaries for an aggregate amount of up to 1,283,332 shares of Common Stock exercisable at an exercise price equal to $1.44 per share. During 2000 pursuant to financing in relation to the DSSI acquisition, we issued four (4) Warrants for an aggregate amount of up to 705,000 shares of Common Stock to RBB Bank, with 150,000 shares exercisable at an exercise price equal to $1.50 per share, 150,000 shares exercisable at an exercise price equal to $1.63 per share, 300,000 shares exercisable at an exercise price equal to $1.88 per share and 105,000 shares exercisable at an exercise price equal to $1.42 per share. The Black-Scholes valuation of all warrants issued during 2000 was approximately $1,160,000 using the following weighted average assumptions: no dividend yield, an expected life ranging from three (3) to five (5) years, expected volatility ranging from 25.0% to 43.0% and a risk-free interest rate of 4.99%. During 2000, a total of 1,161,200 shares were exercised for proceeds in the amount of $1,313,000 and 113,513 Warrants expired, including the Liviakis and Prag warrant exchanges noted above During 1999, a total of 97,227 Warrants were exercised for proceeds in the amount of $48,000 and 8,038,606 Warrants expired.

The following details the Warrants currently outstanding as of December 31, 2000:

Warrant Series	Number of Underlying Shares	Exercise Price	Expiration Date

Class C Preferred Stock Warrants Class D Preferred Stock Warrants Class J Preferred Stock Warrants Other Financing Warrants	1,800,000 1,380,350 639,900 2,618,332 6,438,582 =======	$2.00 - $3.50 $1.65 - $3.00 $1.65 - $2.50 $1.20 -$1.875	7/01 6/02 - 6/03 6/01 4/03 - 12/05

Shares Reserved
At December 31, 2000, we have reserved approximately 11.0 million shares of Common Stock for future issuance under all of the above options and warrant arrangements and the convertible Series 14, Series 15 and Series 16 Preferred Stock. (See Note 5.)

NOTE 11 COMMITMENTS AND CONTINGENCIES

Hazardous Waste
In connection with our waste management services, we handle both hazardous and nonhazardous waste which we transport to our own or other facilities for destruction or disposal. As a result of disposing of hazardous substances, in the event any cleanup is required, we could be a potentially responsible party for the costs of the cleanup notwithstanding any absence of fault on our part.

Legal
PFMI, which was purchased by the Company effective June 1, 1999, has been advised that it is considered a potentially responsible party ("PRP") in three Superfund sites, two of which had no relationship with PFMI according to PFMI records. The relationship of PFMI to the third site, if any, is currently being investigated by the Company. PFO, which was also purchased by the Company effective June 1, 1999, has been advised that it is a PRP in two Superfund sites. The Company is currently investigating the relationship of PFO to the two sites.

PFL has been advised by the EPA that a release or threatened release of hazardous substances has been documented by the EPA at the former facility of Florida Petroleum Reprocessors (the "Site"), which is located approximately 3,000 feet northwest of the PFL facility in Davie, Florida. However, studies conducted by, or under the direction of, the EPA, together with data previously provided to PFL by the EPA, do not indicate that the PFL facility in Davie, Florida, has contributed to the deep groundwater contamination associated with the Site. As a result, we are unable to determine with any degree of certainty what exposure, if any, PFL may have as a result of the documented release from the Site.

PFD is required to remediate a parcel of leased property ("Leased Property"), which was formerly used as a Resource Conservation and Recovery Act of 1976 storage facility that was operated as a storage and solvent recycling facility by a company that was merged with PFD prior to the Company's acquisition of PFD. The Leased Property contains certain contaminated waste in the soils and groundwater. The Company was indemnified by the seller of PFD for costs associated with remediating the Leased Property, which entails remediation of soil and/or groundwater restoration. However, during 1995, the seller filed for bankruptcy. Prior to the acquisition of PFD by the Company, the seller had established a trust fund ("Remediation Trust Fund"), which it funded with the seller's stock to support the remedial activity on the Leased Property pursuant to the agreement with the Ohio Environmental Protection Agency ("Ohio EPA"). After the Company purchased PFD, it was required to advance $250,000 into the Remediation Trust Fund due to the reduction in the value of the seller's stock that comprised the Remediation Trust Fund, which stock had been sold by the trustee prior to the seller's filing bankruptcy. PFD has given notice to the owners of the Leased Property and former operators of the Leased Property that it will bring action against them to remediate the Leased Property and/or to recover any cost incurred by PFD in connection therewith.

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

Accrued Closure Costs and Environmental Liabilities
We maintain various closure cost financial assurance instruments to guarantee the proper decommissioning of our RCRA facilities upon cessation of operations. Additionally, in the course of owning and operating on-site treatment, storage and disposal facilities, we are subject to corrective action proceedings to restore soil and/or groundwater to its original state. These activities are governed by federal, state and local regulations and we maintain the appropriate accruals for restoration. As discussed in Note 8, we have recorded accrued liabilities for estimated closure costs and identified environmental remediation costs.

Discontinued Operations
As previously discussed, we made the strategic decision in February 1998 to discontinue our fuel blending operations at the PFM facility. We have, based upon the best estimates available, recognized accrued environmental and closure costs in the aggregate amount of $788,000 as of December 31, 2000. This liability includes principally, the RCRA closure liability, the groundwater remediation liability (see Note 8), the potential additional site investigation and remedial activity which may arise as PFM proceeds with its closure activities, our best estimate of the future operating losses as we discontinue our fuel blending operations and other contingent liabilities, including the above discussed PRP liability. See Note 3 for further discussion of PFM.

Insurance
Our business exposes us to various risks, including claims for causing damage to property or injuries to persons or claims alleging negligence or professional errors or omissions in the performance of its services, which claims could be substantial. We believe that our coverage is adequate to insure us against the various types of risks encountered.

Operating Leases
We lease certain facilities and equipment under operating leases. Future minimum rental payments as of December 31, 2000, required under these leases are $1,462,000 in 2001, $1,290,000 in 2002, $904,000 in 2003, $481,000 in 2004 and $417,000 in 2005.

Net rent expense relating to our operating leases was $2,245,000, $1,958,000 and $1,465,000 for 2000, 1999 and 1998, respectively.

NOTE 12 PROFIT SHARING PLAN

We adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the "401(k) Plan") in 1992, which is intended to comply under Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Participating employees may make annual pretax contributions to their accounts up to 18% of their compensation, up to a maximum amount as limited by law. We, at our discretion, may make matching contributions based on the employee's elective contributions. Company contributions vest over a period of five years. We elected not to provide any matching contributions for the years ended December 31, 1998 and 1997. However, beginning January 1, 1999, we agreed to match up to 25% of our employees contributions, not to exceed 3% of a participants compensation. In conjunction with the PFMI, PFO and PFSG acquisition in 1999, a similar 401(k) Plan was assumed and maintained for such acquired companies, until such time as the plans were merged, which occurred on August 1, 2000. We contributed $166,000 and $100,000 in matching funds to both Plans during 2000 and 1999, respectively .

NOTE 13 OPERATING SEGMENTS

During 2000, we were engaged in twelve operating segments. Pursuant to FAS 131, we define an operating segment as:

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

Pursuant to FAS 131 we have aggregated two or more operating segments into three reportable segments to ease in the presentation and understanding of our business. We used the following criteria to aggregate our segments:

* * * * *	The nature of our products and services;
The nature of the production processes;
The type or class of customer for our products and services;
The methods used to distribute our products or provide our services; and
The nature of the regulatory environment.

During 2000, in conjunction with the expansion of the Perma-Fix of Florida nuclear, mixed waste facility, the acquisition of Diversified Scientific Services, Inc. and expanded Oak Ridge, Tennessee, mixed waste activities, the Company has established a Nuclear Waste Management Services segment, in addition to the two previously reported segments. Our reportable segments are now defined as follows:

The Industrial Waste Management Services segment, which provides on-and-off site treatment, storage, processing and disposal of hazardous and nonhazardous industrial and commercial and wastewater through our six TSD facilities; Perma-Fix Treatment Services, Inc., Perma-Fix of Dayton, Inc., Perma-Fix of Ft. Lauderdale, Inc., Perma-Fix of Orlando, Inc., Perma-Fix of South Georgia, Inc., and Perma-Fix of Michigan, Inc. We provide through Perma-Fix of New Mexico, Inc. on-site waste treatment services to convert certain types of characteristic hazardous into nonhazardous waste, and various waste management services to certain governmental agencies through Perma-Fix Government Services.

The Nuclear Waste Management Services segment, which provides treatment, storage, processing and disposal services. Included in such is research, development, on and off-site waste remediation of nuclear mixed and low-level radioactive waste through our two TSD facilities; Perma-Fix of Florida, Inc. and Diversified Scientific Services, Inc. We provide through Perma-Fix, Inc. on-site waste treatment services to treat certain types of mixed waste at various governmental agencies. We are also under contract to construct a mixed waste processing facility at the DOE K-25 complex in Oak Ridge, Tennessee, for East Tennessee Materials and Energy Corporation ("M&EC"), in conjunction with the Company's subcontract role to M&EC under the Oak Ridge contracts.

The Consulting Engineering Services segment provides environmental engineering and regulatory compliance services through Schreiber, Yonley & Associates, Inc. which includes oversight management of environmental restoration projects, air and soil sampling and compliance and training activities, as well as, engineering support as needed by our other segments. During 1999, the business and operations of Mintech, Inc., our second engineering company located in Tulsa, Oklahoma, was merged into and consolidated with the SYA operations.

The table below shows certain financial information by business segment for 2000, 1999 and 1998 and excludes the results of operations of the discontinued operations.

Segment Reporting 12/31/00
	Industrial Waste Services	Nuclear Waste Services	Engineering	Segments Total	Corporate Other(2)		Consolidated Total

Revenue from external customers Intercompany revenues Interest income Interest expense Interest expense-Warrants Interest expense-financing fees Depreciation and amortization Segment profit (loss) Segment assets(1) Expenditures for segment assets	$ 44,191 4,130 27 1,183 -- 8 2,793 (1,296) 46,546 2,152	$ 11,737 1,315 -- 445 -- -- 703 914 19,816 587	$ 3,211 149 -- 59 -- -- 83 131 2,483 51	$ 59,139 5,594 27 1,687 -- 8 3,579 (251) 68,845 2,790	$ -- -- 14 445 344 173 72 (511) 3,926 46	(3)	$ 59,139 5,594 41 2,132 344 181 3,651 (762) 72,771 2,836
Segment Reporting 12/31/99
	Industrial Waste Services	Nuclear Waste Services	Engineering	Segments Total	Corporate Other(2)		Consolidated Total

Revenue from external customers
Intercompany revenues
Interest income
Interest expense
Interest expense-Warrants
Interest expense-financing fees
Depreciation and amortization
Segment profit (loss)
Segment assets(1)
Expenditures for segment assets	$ 34,756 2,776 37 500 -- -- 2,227 1,559 44,494 1,824	$ 6,997 346 5 121 -- -- 443 (34) 6,433 606	$ 4,711 396 -- 35 -- -- 90 (75) 2,565 20	$ 46,464 3,518 42 656 -- -- 2,760 1,450 53,492 2,450	$ -- -- 8 (6) -- 67 18 -- 1,152 210	(4) (3)	$ 46,464 3,518 50 650 -- 67 2,778 1,450 54,644 2,660
Segment Reporting 12/31/98
	Industrial Waste Services	Nuclear Waste Services	Engineering	Segments Total	Corporate Other(2)		Consolidated Total

Revenue from external customers
Intercompany revenues
Interest income
Interest expense
Interest expense-Warrants
Interest expense-financing fees
Depreciation and amortization
Segment profit (loss)
Segment assets(1)
Expenditures for segment assets	$ 19,384 90 31 266 -- -- 1,553 264 18,870 1,631	$ 6,797 239 -- 99 -- -- 462 1 6,012 861	$ 4,370 510 -- 54 -- -- 77 (213) 2,326 20	$ 30,551 839 31 423 -- -- 2,092 52 27,208 2,512	$ -- -- 4 (129) -- 79 17 (750) 1,540 42	(4) (4) (3)	$ 30,551 839 35 294 -- 79 2,109 (698) 28,748 2,554

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2) Amounts reflect the activity for corporate headquarters, and the activity for Perma-Fix of Memphis, Inc. ("PFM"), which is a discontinued operation, not included in the segment information (See Note 3).

(3) Amounts include segment assets for PFM of $42,000, $377,000 and $489,000 for 2000, 1999 and 1998, respectively.

(4) Amount reflects interest expense adjustment to Perma-Fix of Memphis, Inc. allocated to discontinued operations (See Note 3).

NOTE 14 QUARTERLY OPERATING RESULTS

Unaudited quarterly operating results are summarized as follows (in thousands, except per share data):

Three Months Ended (unaudited)

March 31	June 30	September 30	December 31

1999 Revenues Gross Profit Net income (loss) applicable to Common Stock Basic net income (loss) per common share Diluted net income (loss) common share Shareholder's equity Total assets	$ 7,812 2,522 14 -- -- 16,137 28,923	$10,573 3,754 703 .04 .04 19,815 53,563	$13,858 4,635 729 .04 .03 19,790 53,709	$14,221 4,282 4 -- -- 19,819 54,644

2000 Revenues Gross Profit Net income (loss) applicable to Common Stock Basic net income (loss) per common share Diluted net income (loss) common share Shareholder's equity Total assets	$13,589 4,047 (491) (.02) (.02) 20,217 55,551	$14,492 4,485 262 .01 .01 20,479 55,271	$15,360 5,170 606 .03 .03 21,297 70,866	$15,698 4,527 (1,139) (.06) (.06) 22,020 72,771

NOTE 15 SUBSEQUENT EVENT

On January 31, 2001, the Company entered into a definitive loan agreement (the "Loan Agreement"), with BHC Interim Funding, L.P. ("BHC"). Pursuant to the terms of the Loan Agreement, BHC agreed to loan to the Company the principal amount of $6 million (the "BHC Loan"), with $3.5 million of the BHC Loan being funded at the closing of the BHC Loan on February 2, 2001, and an additional $2.5 million funded in March 2001. The outstanding principal amount of the BHC Loan is payable on March 31, 2002, with interest payable monthly on the outstanding principal balance of the BHC Loan at the annual rate of $13.75%. The proceeds from the BHC Loan will be used for the Company's working capital purposes.

As collateral for the repayment of the BHC Loan, the Company has granted to BHC a subordinated security interest in all of its accounts receivables, equipment, general intangibles, inventory, investment property, all deposits, books and records, proceeds and products thereof (the "BHC Collateral"). With certain exceptions, BHC's right to receive payment and assert its security interest under the BHC Loan is subordinated to the prior payment of up to $25 million to PNC Bank, National Association ("PNC") under the Loan Agreement, dated December 22, 2000, between the Company and PNC which governs the $22 million credit facility provided by PNC to the Company (the "PNC Credit Facility"). In connection with the Loan Agreement, the PNC Credit Facility was amended to allow the Company to use the proceeds from any issuance of equity or subordinated indebtedness after January 31, 2001, to pay all Subordinated Loans (as defined in the First Amendment to Loan Agreement and Consent, dated January 30, 2001, between PNC and the Company), including the BHC Loan.

Under the terms of the Loan Agreement, the Company, on a consolidated basis, is subject to a net worth requirement as of the end of each fiscal quarter of not less than $7 million and fixed charge coverage ratio requirements. The Company has also agreed not to incur any Indebtedness (as defined in the Loan Agreement) in excess of $45 million, other than certain enumerated exceptions. The Company has agreed that it will not pay any dividends on any shares of capital stock of the Company (other than dividends payable in stock).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A which will involve the election of Directors and be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report:
(a)(1)	Consolidated Financial Statements
See Item 8 for the Index to Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules
See Item 8 for the Index to Consolidated Financial Statements (which includes the Index to Financial Statement Schedules)
(a)(3)	Exhibits
The Exhibits listed in the Exhibit Index are filed or incorporated by reference as a part of this report.
(b)	Form 8-K reports filed by us during fourth quarter of 2000:
An amended current report on Form 8-K/A (Item 7, Principal Statements and Exhibits), filed November 14, 2000, containing audited financial and pro-forma financial information relating to the acquisition of DSSI.

A current report on Form 8-K (Item 5 - Other Events), dated December 4, 2000, was filed by the Company reporting that the Company entered into a commitment letter ("Commitment Letter") with PNC Bank, National Association ("PNC"), whereby PNC agreed to provide the Company with senior secured financing, subject to terms and conditions in the Commitment Letter.

A current report on Form 8-K (Item 5 - Other Events), dated December 22, 2000, was filed by the Company reporting that the Company entered into a definitive loan agreement ("Loan Agreement") with PNC Bank, National Association ("PNC"), whereby PNC provided to the Company and certain subsidiaries a $22,000,000 credit facility, pursuant to the terms of the Loan Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perma-Fix Environmental Services, Inc.

By	/s/ Dr. Louis F. Centofanti Dr. Louis F. Centofanti Chairman of the Board Chief Executive Officer	Date March 29, 2001
By	/s/ Richard T. Kelecy Richard T. Kelecy Chief Financial Officer	Date March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

By	/s/ Jon Colin Jon Colin, Director	Date March 29, 2001
By	/s/ Thomas P. Sullivan Thomas P. Sullivan, Director	Date March 29, 2001
By	/s/ Mark A. Zwecker Mark A. Zwecker, Director	Date March 29, 2001
By	/s/ Dr. Louis F. Centofanti Dr. Louis F. Centofanti, Director	Date March 29, 2001

SCHEDULE II

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2000, 1999 and 1998
(Dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs, Expenses and Other	Deductions	Balance at End of Year

Year ended December 31, 2000: Allowance for doubtful accounts(1)	$ 952	$ 160	$ 218	$ 894
Year ended December 31, 1999: Allowance for doubtful accounts(1)	$ 313	$1,039	$ 400	$ 952
Year ended December 31, 1998: Allowance for doubtful accounts(1)	$ 374	$ 61	$ 122	$ 313

(1)	Excludes Perma-Fix of Memphis, Inc. facility considered a discontinued operation. See Note 3 to Notes to Consolidated Financial Statements.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Stock Purchase Agreement dated as of May 16, 2000, between the Company and Waste Management Holdings, Inc. as incorporated by reference from Exhibit 2.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000
2.2	Stock Purchase Agreement, dated January 18, 2001, among the Company, East Tennessee Materials and Energy Corporation, Performance Development Corporation, Joe W. Anderson, M. Joy Anderson, Russell R. and Cindy F. Anderson, Charitable Remainder Unitrust of William Paul Cowell, Kevin Cowell, Trustee, Joe B. and Angela H. Fincher, Ken-Ten Partners, Michael W. Light, Management Technologies, Incorporated, M&EC 401(k) Plan and Trust, PDC 401(k) Plan and Trust, Robert N. Parker, James C. Powers, Richard William Schenk, Trustee of the Richard Schenk Trust dated November 5, 1998, Talahi Partners, Hillis Enterprises, Inc., Tom Price and Virginia Price, Thomas John Abraham, Jr. and Donna Ferguson Abraham as incorporated by reference from Exhibit 2.1 to the Company's Form 8-K dated January 31, 2001
2.3	First Amendment to Stock Purchase Agreement dated August 31, 2000, between the Company and Waste Management Holdings, Inc. as incorporated by reference from Exhibit 2.2 to the Company's Form 8-K dated September 15, 2000
3(i)	Restated Certificate of Incorporation, as amended, and all Certificates of Designations are incorporated by reference from Exhibit 3(i) to the Company's Form 10-Q for the quarter ended June 30, 1999
3(ii)	Bylaws are incorporated by reference from the Company's Registration Statement, No. 33-51874
4.1	Specimen Common Stock Certificate as incorporated by reference from Exhibit 4.3 to the Company's Registration Statement, No. 33-51874
4.2	Loan and Security Agreement by and between the Company, subsidiaries of the Company as signatories thereto, and PNC Bank, National Association, dated December 22, 2000, as incorporated by reference from Exhibit 99.1 to the Company's Form 8-K dated December 22, 2000
4.3	Loan Agreement between the Company and RBB Bank Aktiengesellschaft, dated August 29, 2000 as incorporated by reference from Exhibit 4.1 to the Company's Form 8-K dated September 15, 2000
4.4	Letter Agreement between the Company and RBB Bank Aktiengesellschaft dated July 12, 2000 as incorporated by reference from Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000
4.5	Loan and Security Agreement by and between the Company and BHC Interim Funding, L.P., dated January 31, 2001, as incorporated by reference from Exhibit 99.1 to the Company's Form 8-K dated January 31, 2001
4.6	First Amendment to Loan Agreement and Consent, dated January 30, 2001, between the Company and PNC Bank, National Association as incorporated by reference from Exhibit 99.7 to the Company's Form 8-K dated January 31, 2001
-77-
4.7	Exchange Agreement exchanging 1,769 shares of Series 11 Class K Convertible Preferred Stock, par value $.001 per share of Perma-Fix Environmental Services, Inc. for 1,769 shares of Series 14 Class N Convertible Preferred Stock, value $.001 per share of Perma-Fix Environmental Services, Inc. dated August 3, 1999, between the Company and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 4.10 to the Company's Form 10-Q for quarter ended June 30, 1999
4.8	Exchange Agreement exchanging 616 shares of Series 12 Class L Convertible Preferred Stock, par value $.001 per share of Perma-Fix Environmental Services, Inc. for 616 shares of Series 15 Class O Convertible Preferred Stock, par value $.001 per share of Perma-Fix Environmental Services, Inc. dated August 3, 1999, between the Company and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 4.11 to the Company's Form 10-Q for quarter ended June 30, 1999
4.9	Exchange Agreement exchanging 1,802 shares of Series 13 Class M Convertible Preferred Stock, par value $.001 per share of Perma-Fix Environmental Services, Inc. for 1,802 shares of Series 16 Class P Convertible Preferred Stock, par value $.001 per share of Perma-Fix Environmental Services, Inc. dated August 3, 1999, between the Company and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 4.12 to the Company's Form 10-Q for quarter ended June 30, 1999
4.10	Certificate of Designations of Series 14 Class N Convertible Preferred Stock, dated August 10, 1999, as incorporated by reference from Exhibit 3(i) to the Company's Form 10-Q for the quarter ended June 30, 1999
4.11	Specimen copy of Certificate relating to the Series 14 Class N Convertible Preferred Stock as incorporated by reference from Exhibit 4.14 to the Company's Form 10-Q for quarter ended June 30, 1999
4.12	Certificate of Designations of Series 15 Class O Convertible Preferred Stock, dated August 10, 1999, as incorporated by reference from Exhibit 3(i) to the Company's Form 10-Q for the quarter ended June 30, 1999
4.13	Specimen copy of Certificate relating to the Series 15 Class O Convertible Preferred Stock as incorporated by reference from Exhibit 4.16 to the Company's Form 10-Q for quarter ended June 30, 1999
4.14	Certificate of Designations of Series 16 Class P Convertible Preferred Stock, dated August 10, 1999, as incorporated by reference from Exhibit 3(i) to the Company's Form 10-Q for the quarter ended June 30, 1999
4.15	Specimen copy of Certificate relating to the Series 16 Class P Convertible Preferred Stock as incorporated by reference from Exhibit 4.18 to the Company's Form 10-Q for quarter ended June 30, 1999
10.1	1991 Performance Equity Plan of the Company as incorporated herein by reference from Exhibit 10.3 to the Company's Registration Statement, No. 33-51874
10.2	1992 Outside Directors' Stock Option Plan of the Company as incorporated by reference from Exhibit 10.4 to the Company's Registration Statement, No. 33-51874
-78
10.3	First Amendment to 1992 Outside Directors' Stock Option Plan as incorporated by reference from Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 1994
10.4	Second Amendment to the Company's 1992 Outside Directors' Stock Option Plan, as incorporated by reference from the Company's Proxy Statement, dated November 4, 1994
10.5	Third Amendment to the Company's 1992 Outside Directors' Stock Option Plan as incorporated by reference from the Company's Proxy Statement, dated November 8, 1996
10.6	Fourth Amendment to the Company's 1992 Outside Directors' Stock Option Plan as incorporated by reference from the Company's Proxy Statement, dated April 20, 1998
10.7	1993 Non-qualified Stock Option Plan as incorporated by reference from the Company's Proxy Statement, dated October 12, 1993
10.8	401(K) Profit Sharing Plan and Trust of the Company as incorporated by reference from Exhibit 10.5 to the Company's Registration Statement, No. 33-51874
10.9	Letter agreement, dated December 19, 2000, between the Company and RBB Bank Aktiengesellschaft, as incorporated by reference from Exhibit 99.2 to the Company's Form 8-K dated December 22, 2000
10.10	Loan Agreement between the Company and RBB Bank Aktiengesellschaft, dated August 29, 2000 as incorporated by reference from Exhibit 4.1 to the Company's Form 8-K dated September 15, 2000
10.11	Subordination Agreement, dated January 31, 2001, among the Company, PNC Bank, national association, and BHC Interim Funding, LP as incorporated by reference from Exhibit 99.4 to the Company's Form 8-K dated January 31, 2001
10.12	Subordination Agreement, dated January 31, 2001, among the Company, the Ann L. Sullivan Living Trust dated September 6, 1978, and BHC Interim Funding, L.P. as incorporated by reference from Exhibit 99.3 to the Company's Form 8-K dated January 31, 2001
10.13	Stand-Still Agreement, dated December 22, 2000, among the Company, Chem-Met Services, Inc., PNC Bank, National Association, and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 99.2 to the Company's Form 8-K dated December 22, 2000
10.14	Warrant dated August 29, 2000, issued by the Company to RBB Bank Aktiengesellschaft for the purchase of the Company's common stock as incorporated by reference from Exhibit 4.3 to the Company's Form 8-K dated September 15, 2000
-79-
10.15	Warrant, dated November 29, 2000, issued to RBB Bank Aktiengesellschaft for the purchase of 300,000 shares of the Company's Common Stock as incorporated by reference from Exhibit 99.5 to the Company's Form 8-K dated December 22, 2000. A substantially similar warrant, dated October 30, 2000, for the purchase of 150,000 shares of the Company's common stock issued to RBB Bank, as well as substantially similar warrants dated December 29, 2000, January 31, 2001, February 28, 2001 and March 31, 2001 for the purchase of 105,000 shares of the Company's common stock each will be provided to the Commission upon request.
10.16	Warrant, dated December 22, 2000, issued by the Registrant to Ryan, Beck & Co., LLC (formerly Ryan, Beck & Co., Inc.) ("Ryan Beck") for the purchase of 213,889 shares of the Company's common stock, as incorporated by reference from Exhibit 99.6 to the Company's Form 8-K dated January 31, 2001. Substantially similar warrants for the purchase of an aggregate 191,067 shares of the Company's common stock assigned by Ryan Beck to each of Randy F. Rock and Michael J. Kollender, along with the remaining 98,768 warrants issued to Ryan Beck will be provided to the Commission upon request. Substantially similar warrants, dated March 9, 2001 issued to Ryan Beck for the purchase of an aggregate 27,344 shares of the Company's common stock will be provided to the Commission upon request, along with substantially similar warrants dated March 9, 2001, for the purchase of 16,710 shares of the Company's common stock assigned by Ryan Beck to each of Randy F. Rock and Michael J. Kollender will be provided to the Commission upon request. Substantially similar warrants, dated December 22, 2000 for the purchase of an aggregate 694,791 shares of the Company's common stock assigned by Larkspur Capital Corporation ("Larkspur") to the Christopher T. Goodwin Trust (3,000 shares), the Kelsey A. Goodwin Trust (3,000 shares), Meera Murdeshwar (36,000 shares), Paul Cronson (219,597 shares), Robert C. Mayer, Jr. (219,597 shares) and Robert Goodwin (213,597 shares), along with the remaining 60,764 warrants issued to Larkspur on March 9, 2001 will be provided to the Commission upon request
10.17	Warrant, dated January 31, 2001, for the purchase of shares of the Company's common stock issued by the Company to BHC Interim Funding L.P. as incorporated by reference from Exhibit 99.5 to the Company's Form 8-K dated January 31, 2001
10.18	Common Stock Purchase Warrant Certificate, dated July 19, 1996, granted to RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1996
10.19	Common Stock Purchase Warrant Certificate, dated July 19, 1996, granted to RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1996
10.20	Common Stock Purchase Warrant dated June 9, 1997, between the Company and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 4.4 to the Company's Form 8-K, dated June 11, 1997
10.21	Common Stock Purchase Warrant dated June 9, 1997, between the Company and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 4.5 to the Company's Form 8-K, dated June 11, 1997
-80-
10.22	Common Stock Purchase Warrant ($1.50) dated June 9, 1997, between the Company and J W Charles Securities, Inc. as incorporated by reference from Exhibit 4.6 to the Company's Form 8-K, dated June 11, 1997
10.23	Common Stock Purchase Warrant ($2.00) dated June 9, 1997, between the Company and J W Charles Securities, Inc. as incorporated by reference from Exhibit 4.7 to the Company's Form 8-K, dated June 11, 1997
10.24	Stock Purchase Agreement, dated December 18, 2000, between the Company and Dr. Louis F. Centofanti as incorporated by reference from Exhibit 99.8 to the Company's Form 8-K dated December 22, 2000
10.25	Exchange Agreement dated November 6, 1997, to be considered effective as of September 16, 1997, between the Company and RBB Bank as incorporated by reference from Exhibit 4.11 to the Company's Form 10-Q for the quarter ended September 30, 1997
10.26	Private Securities Subscription Agreement, dated June 30, 1998, between the Company and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 4.1 to the Company's Form 8-K dated June 30, 1998
10.27	Common Stock Purchase Warrant ($1.875) dated June 30, 1998, between the Company and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 4.4 to the Company's Form 8-K, dated June 30, 1998
10.28	Common Stock Purchase Warrant ($2.50) dated June 30, 1998, between the Company and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 4.5 to the Company's Form 8-K, dated June 30, 1998
10.29	Exchange Agreement dated as of April 30, 1998, to be considered effective as of February 28, 1998, between the Company and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 10.6 to the Company' Form 10-Q for the quarter ended June 30, 1998
10.30	Common Stock Purchase Warrant effective June 30, 1998, between the Company and JW Genesis Financial Corporation as incorporated by reference from Exhibit 10.8 to the Company's Form 10-Q for the quarter ended June 30, 1998
10.31	Common Stock Purchase Warrant effective June 30, 1998, between the Company and Fontenoy Investments as incorporated by reference from Exhibit 10.9 to the Company's Form 10-Q for the quarter ended June 30, 1998
10.32	Consulting Agreement, dated April 8, 1998, and effective January 1, 1998, between the Company and Alfred C. Warrington, IV as incorporated by reference from Exhibit 10.11 to the Company's Form 10-Q for the quarter ended June 30, 1998
10.33	Basic Oak Ridge Agreement between East Tennessee Materials and Energy Corporation (M&EC) and Bechtel Jacobs Company, LLC No. 1GB-99446V dated June 23, 1998, as incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998
-81-
10.34	Basic Oak Ridge Agreement between East Tennessee Materials and Energy Corporation (M&EC) and Bechtel Jacobs Company, LLC No. 1GB-99447V dated June 23, 1998, as incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1998
10.35	Basic Oak Ridge Agreement between East Tennessee Materials and Energy Corporation (M&EC) and Bechtel Jacobs Company, LLC No. 1GB-99448V dated June 23, 1998, as incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 1998
10.36	General agreement between East Tennessee Materials and Energy Corporation (M&EC) and the Company dated May 27, 1998, as incorporated by reference from Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30, 1998
10.37	Appendix B to general agreement between East Tennessee Materials and Energy Corporation (M&EC) and the Company dated November 6, 1998, as incorporated by reference from Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30, 1998
10.38	Stock Purchase Agreement dated as of May 27, 1999, among the Company, Perma-Fix of Orlando, Inc., Perma-Fix of South Georgia, Inc., the Thomas P. Sullivan Living Trust, dated September 6, 1978, the Ann L. Sullivan Living Trust, dated September 6, 1978, Thomas P. Sullivan, and Ann L. Sullivan as incorporated herein by reference from Exhibit 2.1 to the Company's Form 8-K dated June 1, 1999
10.39	Stock Purchase Agreement dated as of May 27, 1999, among the Company, Perma-Fix of Michigan, Inc., the Thomas P. Sullivan Living Trust, dated September 6, 1978, the Ann L. Sullivan Living Trust, dated September 6, 1978, Thomas P. Sullivan, and Ann L. Sullivan as incorporated herein by reference from Exhibit 2.2 to the Company's Form 8-K dated June 1, 1999
10.40	Promissory Note for $1,230,000 issued to the Ann L. Sullivan Living Trust dated September 6, 1978, as incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated June 1, 1999
10.41	Promissory Note for $1,970,000 issued to the Ann L. Sullivan Living Trust dated September 6, 1978, as incorporated by reference from Exhibit 10.2 to the Company's Form 8-K dated June 1, 1999
10.42	Promissory Note for $1,500,000 issued to the Thomas P. Sullivan Living Trust dated September 6, 1978, as incorporated by reference from Exhibit 10.3 to the Company's Form 8-K dated June 1, 1999
10.43	Non-recourse Guaranty dated May 28, 1999, by and among Perma-Fix of Michigan, Inc., the Thomas P. Sullivan Living Trust dated September 6, 1978, and the Ann L. Sullivan Living Trust dated September 6, 1978, as incorporated by reference from Exhibit 10.4 to the Company's Form 8-K dated June 1, 1999
-82-
10.44	Mortgage dated May 28, 1999, by Perma-Fix of Michigan, Inc. to the Thomas P. Sullivan Living Trust dated September 6, 1978 and the Ann L. Sullivan Living Trust dated September 6, 1978, as incorporated by reference from Exhibit 10.5 to the Company's Form 8-K dated June 1, 1999
10.45	Certificate of Designations of Series 14 Class N Convertible Preferred Stock, dated August 10, 1999, as incorporated by reference from Exhibit 3(i) to the Company's Form 10-Q for the quarter ended June 30, 1999
10.46	Certificate of Designations of Series 15 Class O Convertible Preferred Stock, dated August 10, 1999, as incorporated by reference from Exhibit 3(i) to the Company's Form 10-Q for the quarter ended June 30, 1999
10.47	Certificate of Designations of Series 16 Class P Convertible Preferred Stock, dated August 10, 1999, as incorporated by reference from Exhibit 3(i) to the Company's Form 10-Q for the quarter ended June 30, 1999
21.1	List of Subsidiaries
23.1	Consent of BDO Seidman, LLP