Form 10-Q
period 2001-03-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2001-05-14
CIK 891532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ____________________

Commission File No. 1-11596

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

          Delaware                                                                                                       58-1954497
(State or other jurisdiction                                                                                                    (IRS Employer Identification Number)
of incorporation or organization)

1940 N.W. 67th Place, Gainesville, FL                                                                       32653
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

                            Class                                                                      Common Stock at May 10, 2001
     Common Stock, $.001 Par Value                                                                     22,579,762
                                                                                                                (excluding 988,000 shares
                                                                                                                     held as treasury stock)

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

INDEX

PART I	FINANCIAL INFORMATION	Page No.
Item 1.	Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .27
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28
Item 5.	Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .28
Item 6.	Exhibits and Reports on Form . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .29

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

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The results of operations for the three months ended March 31, 2001, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2001.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except for Share Amounts)	March 31, 2001 (Unaudited)	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$ 399	$ 498
Restricted cash equivalents and investments	20	20
Accounts receivable, net of allowance for doubtful accounts of $907 and $894, respectively	20,939	16,193
Inventories	681	655
Prepaid expenses	4,757	1,251
Other receivables	1,882	1,259
Assets of discontinued operations	33	42

Total current assets	28,711	19,918

Property and equipment:
Buildings and land	14,672	14,089
Equipment	19,284	18,639
Vehicles	2,164	2,359
Leasehold improvements	16	16
Office furniture and equipment	1,544	1,518
Construction in progress	3,044	4,029

	40,724	40,650
Less accumulated depreciation	(10,560)	(9,961)

Net property and equipment	30,164	30,689

Intangibles and other assets:
Permits, net of accumulated amortization of $2,327 and $2,129, respectively	13,164	13,338
Goodwill, net of accumulated amortization of $1,418 and $1,323, respectively	6,745	6,840
Other assets	2,092	1,986

Total assets	$ 80,876	$ 72,771

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

(Amounts in Thousands, Except for Share Amounts)	March 31, 2001 (Unaudited)	December 31, 2000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 7,474	$ 7,763
Accrued expenses	9,291	8,300
Revolving loan and term note facility	1,000	1,000
Current portion of long-term debt	11,415	5,402
Current liabilities of discontinued operations	222	282

Total current liabilities	29,402	22,747

Environmental accruals	3,241	3,245
Accrued closure costs	5,146	5,118
Other long-term liabilities	114	--
Long-term debt, less current portion	19,162	19,088
Long-term liabilities of discontinued operations	553	553

Total long-term liabilities	28,216	28,004

Total liabilities	57,618	50,751

Commitments and Contingencies (see Note 6)	--	--

Stockholders' equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, 4,182 and 4,187 shares issued and outstanding, respectively	--	--
Common Stock, $.001 par value; 50,000,000 shares authorized, 23,557,762 and 23,429,759 shares issued, including 988,000 shares held as treasury stock, respectively	23	23
Additional paid-in capital	47,252	45,328
Accumulated deficit	(22,041)	(21,469)
Interest rate swap	(114)	--

	25,120	23,882
Less Common Stock in treasury at cost; 988,000 shares issued and outstanding	(1,862)	(1,862)

Total stockholders' equity	23,258	22,020

Total liabilities and stockholders' equity	$ 80,876	$ 72,771

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31,

(Amounts in Thousands, Except for Share Amounts)	2001	2000

Net revenues	$ 18,712	$ 13,589
Cost of goods sold	13,523	9,542

Gross profit	5,189	4,047

Selling, general and administrative expenses	3,470	3,253
Depreciation and amortization	1,017	862

Income (loss) from operations	702	(68)

Other income (expense):
Interest income	8	11
Interest expense	(716)	(410)
Interest expense-Warrants	(241)	--
Interest expense-financing fees	(258)	(14)
Other	(17)	44

Net loss	(522)	(437)

Preferred Stock dividends	(50)	(54)

Net loss applicable to Common	$ (572)	$ (491)

Net loss per common share:
Basic	$ (.03)	$ (.02)

Diluted	$ (.03)	$ (.02)

Number of shares and potential common shares used in computing net loss per share:
Basic	22,510	20,849

Diluted	22,510	20,849

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,

(Amounts in Thousands, Except for Share Amounts)	2001	2000

Cash flows from operating activities:
Net loss	$ (522)	$ (437)
Adjustments to reconcile net loss to cash used by continuing operations:
Depreciation and amortization	1,017	862
Provision for bad debt and other reserves	35	11
Loss (gain) on sale of plant, property and equipment	27	(10)
Issuance of Warrants for financing	241	--
Changes in assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(4,781)	(41)
Prepaid expenses, inventories and other assets	(1,570)	(216)
Accounts payable and accrued expenses	(403)	(715)

Net cash used by continuing operations	(5,956)	(546)

Net cash used by discontinued operations	(51)	(157)

Cash flows from investing activities:
Purchases of property and equipment, net	(365)	(570)
Proceeds from sale of plant, property and equipment	139	65
Change in restricted cash, net	(6)	46

Net cash used in investing activities	(232)	(459)

Cash flows from financing activities:
Net borrowings on revolving credit facility	66	600
Principal repayments of long term debt	(388)	(345)
Proceeds from issuance of long term debt	6,410	--
Proceeds from issuance of stock	52	776
Net cash used by discontinued operations	--	(3)

Net cash provided by financing activities	6,140	1,028

Decrease in cash and cash equivalents	(99)	(134)
Cash and cash equivalents at beginning of period, including discontinued operations of $0 and $45, respectively	498	816

Cash and cash equivalents at end of period, including discontinued operations of $0 and $3, respectively	$ 399	$ 682

Supplemental disclosure:
Interest paid	$ 347	$ 417
Non-cash investing and financing activities:
Issuance of Common Stock and Warrants for services	7	49
Issuance of Common Stock for payment of dividends	102	112
Issuance of Warrants for financing	1,763	--
Interest rate swap valuation	(114)	--
Long-term debt incurred for purchase of property and equipment	--	216

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, for the three months ended March 31, 2001)

Preferred Stock	Common Stock	Additional	Common Stock	Total
Amounts in thousands,					Paid-In	Interest	Accumulated	Held In	Stockholders'
except for share amounts)	Shares	Amount	Shares	Amount	Capital	Rate Swap	Deficit	Treasury	Equity

Balance at December 31, 2000	4,187	$ --	23,429,759	$ 23	$ 45,328	$ --	$ (21,469)	$ (1,862)	$ 22,020

Comprehensive loss:
Net loss	--	--	--	--	--	--	(572)	--	(572)
Other Comprehensive loss:
Interest rate swap	--	--	--	--	--	(114)	--	--	(114)
Comprehensive loss	--	--	--	--	--	--	--	--	(686)

Issuance of Common Stock for Preferred Stock dividend	--	--	74,038	--	102	--	--	--	102
Issuance of stock for cash and services	--	--	50,632	--	59	--	--	--	59
Conversion of Preferred Stock to Common Stock	(5)	--	3,333	--	--	--	--	--	--
Issuance of Warrants in conjunction with financing	--	--	--	--	1,763	--	--	--	1,763

Balance at March 31, 2001	4,182	$ --	23,557,762	$ 23	$ 47,252	$ (114)	$ (22,041)	$ (1,862)	$ 23,258

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000.

1.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

2.	Earnings Per Share

Basic EPS is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS includes the dilutive effect of potential common shares. Diluted loss per share for the three months ended March 31, 2001 and 2000, does not include potential common shares as their effect would be anti-dilutive.

The following are the potential shares excluded from weighted average share calculations due to their anti-dilutive effect for the three months ended March 31, 2001 and 2000:

Three Months Ended March 31,

2001	2000

Upon exercise of options	2,090,949	1,302,949
Upon exercise of Warrants	7,920,729	4,839,963
Upon conversion of Preferred Stock	2,788,000	2,880,147

3.	Discontinued Operations

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

The accrued environmental and closure costs related to PFM total $726,000 as of March 31, 2001, a decrease of $63,000 from the December 31, 2000, accrual balance. This reduction was principally a result of the specific costs related to general closure and remedial activities, including groundwater remediation, and agency and investigative activities, ($12,000), and the general operating losses, including indirect labor, materials and supplies, incurred in conjunction with the above actions ($51,000). The general operating losses do not reflect management fees charged by the Company. The environmental liability represents the best estimate of the cost to complete the groundwater remediation at the site (including operating expenses during such remediation period) of approximately $506,000, and the costs to complete the facility closure activities (including agency and investigative activities) totaling approximately $220,000.

4.	Proposed Acquisition

The Company has entered into a Stock Purchase Agreement (the "Purchase Agreement") with East Tennessee Materials and Energy Corporation, a Tennessee corporation ("M&EC"), and all of the shareholders of M&EC, dated as of January 18, 2001. However, the Purchase Agreement was not executed by all of the parties thereto until February 22, 2001. Under the terms of the Purchase Agreement we will own, when the acquisition is completed, 100% of the issued and outstanding shares of M&EC Common Stock. Consummation of this acquisition is subject to certain conditions being met.

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

The Company has loaned and advanced to M&EC approximately $8 million as of March 31, 2001. M&EC has issued to the Company promissory notes evidencing substantially all of the loans and advances from the Company to M&EC and pledged to the Company all of M&EC's assets as security for the repayment of the promissory notes.  This amount includes, as of March 31, 2001, approximately $6.2 million (included in accounts receivable) for work performed under the subcontract agreement with M&EC, relative to the construction of the Oak Ridge facility. The Company also has a receivable from an M&EC related party in the amount of approximately $376,000. If the M&EC acquisition is not completed, M&EC may not have the funds, and the collateral may not be sufficient to repay the Company the full amount of the loans and advances, resulting in a material adverse effect to the Company.

As a condition to the M&EC Acquisition, all of the participants in the M&EC employee benefit plans must release M&EC and the Company from certain liabilities relating to such plans under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). In addition, M&EC and the applicable governmental authorities must have entered into resolution agreements satisfactory to the Company regarding the resolution of any M&EC liabilities arising under ERISA in connection with such plans. The consummation of the M&EC Acquisition is further conditioned, among other things, upon M&EC and the applicable governmental authorities having entered into a settlement satisfactory to the Company of all matters between the Internal Revenue Service ("IRS") and M&EC relating to the payment or failure to pay taxes.

5.	Long-term Debt

Long-term debt consists of the following at March 31, 2001, and December 31, 2000 (in thousands):

March 31, 2001 (Unaudited)	December 31, 2000
Revolving credit facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly
borrowing base calculation, variable interest payable monthly at prime rate plus 1% (9.00% at March 31, 2001), balance
due December 2005.	$ 6,058	$ 7,078
Term Loan Agreement dated December 22, 2000, payable in equal monthly installments of principal of $83, balance due in December 2005, variable interest payable monthly at prime rate plus 1 1/2% (9.50% at March 31, 2001).	6,833	7,000
Revolving loan facility dated January 15, 1998, as amended May 27, 1999, repaid December 22, 2000, variable interest paid monthly at prime rate plus 1 3/4% (11.25% at December 31, 2000).	--	(1,253)
Three promissory notes dated May 27, 1999, payable in equal monthly installments of principal and interest of $90 over 60 months, due June 2004, interest at 5.5% for first three years and 7% for remaining two years.	3,188	3,413
Promissory note dated July 14, 2000, as amended December 19, 2000, payable in lump sum of principal and interest on July 1, 2001, interest payable at annual rate of 10%.	750	750
Promissory note dated August 29, 2000, as amended December 19, 2000, payable in lump sum of principal and interest on July 1, 2001, interest payable at annual rate of 12%.	3,000	3,000
Promissory note dated August 31, 2000, payable in lump sum August 2005, interest payable annually at 7%.	3,500	3,500
Term loan agreement dated January 31, 2001, payable in lump sum on March 31, 2002, interest payable monthly at an annual interest rate of 13.75%	6,000	--
Various capital lease and promissory note obligations, payable 2001 to 2005, interest at rates ranging from 7.5% to 13.0%.	2,248	2,002

	31,577	25,490
Less current portion of revolving loan and term note facility	1,000	1,000
Less current portion of long-term debt	11,415	5,402

	19,162	19,088

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

Pursuant to the Agreement the Term Loan bears interest at a floating rate equal to the prime rate plus 1 1/2%, and the Revolving Credit at a floating rate equal to the prime rate plus 1%. The Company incurred approximately $2,042,000 in financing fees relative to the solicitation and closing of this Agreement which are being amortized over the term of the Agreement. Included in such financing fees are (i) PNC commitment fee of $220,000, (ii) investment banking fees of $429,000, (iii) investment banking Warrants valued at $867,000 (non-cash), (iv) legal fees of approximately $226,000 and (v) appraisals, valuations and other closing related expenses of approximately $300,000. The Agreement also contains certain management and credit limit fees payable throughout the term. The loans are subject to a prepayment fee of 1 1/2% in the first year, 1% in the second and third years and 3/4% after the third anniversary until termination date.

As security for prompt payment and performance of the Agreement, the Company granted a security interest in all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and certain real property of the Company and subsidiaries. The Agreement contains affirmative covenants including, but not limited to, maintenance of indebtedness and collateral, management reports and disclosures and fair presentation of financial statements and disclosures. The Agreement also contains a tangible adjusted net worth covenant and a fixed charge coverage ratio covenant, both of which began effective March 31, 2001, as defined in the Agreement. As of March 31, 2001, the Company was in compliance with the covenants.

The proceeds of the Agreement were utilized to repay in full on December 22, 2000, the outstanding balance of the Congress revolver and term loan, and to repay in full the guaranteed promissory note to Waste Management Holding, dated August 31, 2000 in the principal amount of $2,500,000 as incurred pursuant to the DSSI acquisition. The balance of the Congress revolving loan on December 22, 2000, as repaid pursuant to the PNC Agreement was $5,491,000. Subsequent to closing, additional funds in the amount of $1,253,000 were deposited in the Congress revolver and subsequently forwarded to PNC in January 2001. The balance of the Congress term loan on December 22, 2000, as repaid pursuant to the PNC Agreement was $2,266,000.

Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of Perma-Fix of Orlando, Inc. ("PFO"), Perma-Fix of South Georgia, Inc. ("PFSG") and Perma-Fix of Michigan, Inc. ("PFMI"), a portion of the consideration was paid in the form of the Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of PFO, PFSG and PFMI. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years with the first installment due on July 1, 1999, and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $3,188,000 at March 31, 2001, of which $931,000 is in the current portion. Payment of such Promissory Notes are guaranteed by PFMI under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by PFMI.

On July 14, 2000, the Company entered into a letter agreement ("$750,000 RBB Loan Agreement") with RBB Bank Aktiengesellschaft ("RBB Bank"), pursuant to which RBB Bank, acting as agent for certain investors who provided the funds, loaned (the "$750,000 RBB Loan") the Company the aggregate principal amount of $750,000, as evidenced by an unsecured promissory note (the "$750,000 RBB Promissory Note") in the face amount of $750,000, bearing an annual interest rate of 10.0% per annum. The purpose of the $750,000 RBB Loan is to provide interim financing to facilitate the acquisition of DSSI and M&EC (see Note 4) and to fund certain capital expansions at the Company's existing facilities. The principal amount of this Note and accrued interest thereon was initially payable in full upon the earlier of (i) December 31, 2000, or (ii) ten business days after the Company raises $3,000,000 or more through a private placement of capital securities. On December 19, 2000, this agreement was amended pursuant to the terms of the PNC Revolving Credit and Term Loan Agreement, which extended the due date of the principal and interest to July 1, 2001.

On August 29, 2000, the Company entered into a short term bridge loan agreement with RBB Bank in connection with the Company's acquisition of Diversified Scientific Services, Inc. ("DSSI"). This loan agreement (the "$3,000,000 RBB Loan Agreement") was between the Company and RBB Bank, pursuant to which RBB Bank, acting as agent for certain investors who provided the funds, loaned (the "$3,000,000 RBB Loan") the Company the aggregate principal amount of $3,000,000, as evidenced by a Promissory Note (the "$3,000,000 RBB Promissory Note") in the face amount of $3,000,000, having an initial maturity date of November 29, 2000 and bearing an annual interest rate of 12%. On December 19, 2000, this agreement was also amended pursuant to the terms of the PNC Revolving Credit and Term Loan Agreement, which extended the due date of the principal and interest to July 1, 2001.

In connection with the $3,000,000 RBB Loan and subsequent amendment, the Company paid RBB Bank a fee of $15,000 and issued RBB Bank, as agent for the investors who loaned the money to the Company, certain Warrants, having a term of three (3) years, (i) on August 29, 2000, Warrants were issued for the purchase of up to 150,000 shares of the Company's Common Stock, par value $.001 per share (the "Common Stock"), at an exercise price of $1.50 per share, with Warrants containing a cashless exercise provision, (ii) on October 30, 2000, additional Warrants were issued for the purchase of up to 150,000 shares of Common Stock, at an exercise price of $1.625 per share, with Warrants containing a cashless exercise provision, (iii) on November 29, 2000, additional Warrants were issued for the purchase of up to 300,000 shares of Common Stock, at an exercise price of $1.875 per share, with Warrants containing a cashless exercise provision, (iv) on December 29, 2000, additional Warrants were issued for the purchase of up to 105,000 shares of Common Stock, at an exercise price of $1.42 per share, with Warrants containing a cashless exercise provision, (v) on January 31, 2001, additional Warrants were issued for the purchase of up to 105,000 shares of Common Stock, having a term of three (3) years, at an exercise price of $1.9688, with such Warrants containing a cashless exercise provision, (vi) on February 28, 2001, additional Warrants were issued for the purchase of up to 105,000 shares of Common Stock, having a term of three (3) years, at an exercise price of $1.9375, with such Warrants containing a cashless exercise provision, and (vii) on March 30, 2001, additional Warrants were issued for the purchase of up to 105,000 shares of Common Stock, having a term of three (3) years, at an exercise price of $1.8125, with such Warrants containing a cashless exercise provision. The Warrants issued had a Black-Scholes valuation of $241,000 and $344,000 for 2001 and 2000, respectively. Such Black-Scholes valuation was recorded as interest expense-Warrants. On April 29, 2001 and each month after, the Company shall issue to RBB Bank, as agent for the investors who loaned the money to the Company, a certain additional number of shares of Common Stock, with the number of shares determined by dividing $300,000 by the closing bid price of the Common Stock on the NASDAQ on such date, if shares of Common Stock have been traded on the NASDAQ on such date, or on the most recent trading date, if shares of Common Stock have not been traded on the NASDAQ on such date. As of March 31, 2001, RBB Bank is the beneficial owner of approximately 13,253,809 shares of Common Stock or approximately 45.4% of the issued and outstanding Common Stock.

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

On January 31, 2001, the Company entered into a definitive loan agreement (the "Loan Agreement"), with BHC Interim Funding, L.P. ("BHC"). Pursuant to the terms of the Loan Agreement, BHC agreed to loan to the Company the principal amount of $6 million (the "BHC Loan"), with $3.5 million of the BHC Loan funded at the closing of the BHC Loan on February 2, 2001, and an additional $2.5 million funded on March 9, 2001. The outstanding principal amount of the BHC Loan is payable on March 31, 2002, with interest payable monthly on the outstanding principal balance of the BHC Loan at the annual rate of $13.75%. The proceeds from the BHC Loan will be used for the Company's working capital purposes.

As collateral for the repayment of the BHC Loan, the Company has granted to BHC a subordinated security interest in all of its accounts receivables, equipment, general intangibles, inventory, investment property, all deposits, books and records, proceeds and products thereof (the "BHC Collateral"). With certain exceptions, BHC's right to receive payment and assert its security interest under the BHC Loan is subordinated to the prior payment of up to $25 million to PNC under the PNC Loan, dated December 22, 2000, between the Company and PNC which governs the $22 million credit facility provided by PNC to the Company (the "PNC Credit Facility"). In connection with the BHC Loan, the PNC Credit Facility was amended to allow the Company to use the proceeds from any issuance of equity or subordinated indebtedness after January 31, 2001, to pay all Subordinated Loans (as defined in the First Amendment to Loan Agreement and Consent, dated January 30, 2001, between PNC and the Company), including the BHC Loan.

Under the terms of the BHC Loan, the Company, on a consolidated basis, is subject to and as of March 31, 2001, is in compliance with a net worth requirement as of the end of each fiscal quarter of not less than $7 million and a fixed charge coverage ratio requirements. The Company has also agreed not to incur any indebtedness (as defined in the Loan Agreement) in excess of $45 million, other than certain enumerated exceptions. The Company has agreed that it will not pay any dividends on any shares of capital stock of the Company (other than dividends payable in stock).

In December 2000, the Company entered into an interest rate swap agreement related to its term loan, which has effectively fixed the interest rate on the notional amount of $3,500,000 of the floating rate $7,000,000 PNC term loan debt. The Company will pay the counterparty interest at a fixed rate of the base rate of 6.25%, plus 4.00% for a period from December 22, 2000, through December 22, 2005. At March 31, 2001, the market value of the interest rate swap was in an unfavorable value position and was recorded as a liability of approximately $114,000.

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

6.	Commitments and Contingencies

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

Legal
In the normal course of conducting our business, we are involved in various litigation. There has been no material change in legal proceedings from those disclosed previously in the Company's Form 10-K for year ended December 31, 2000. We are not a party to any litigation or governmental proceeding which our management believes could result in any judgements or fines against us that would have a material adverse affect on the Company's financial position, liquidity or results of operations.

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

The Industrial Waste Management Services segment, which provides on-and-off site treatment, storage, processing and disposal of hazardous and nonhazardous industrial waste, commercial waste and wastewater through our six TSD facilities; Perma-Fix Treatment Services, Inc., Perma-Fix of Dayton, Inc., Perma-Fix of Ft. Lauderdale, Inc., Perma-Fix of Orlando, Inc., Perma-Fix of South Georgia, Inc., and Perma-Fix of Michigan, Inc. We provide through Perma-Fix of New Mexico, Inc. on-site waste treatment services to convert certain types of characteristic hazardous waste into nonhazardous waste, and various waste management services to certain governmental agencies through Perma-Fix Government Services.

The Nuclear Waste Management Services segment, which provides treatment, storage, processing and disposal services. Included in such is research, development, on and off-site waste remediation of nuclear mixed and low-level radioactive waste through our two TSD facilities; Perma-Fix of Florida, Inc. and Diversified Scientific Services, Inc. We provide through Perma-Fix, Inc. on-site waste treatment services to treat certain types of mixed waste at various governmental agencies. We are also under contract to construct a mixed waste processing facility at the DOE K-25 complex in Oak Ridge, Tennessee, for M&EC, in conjunction with the Company's subcontract role to M&EC under the Oak Ridge contracts. The Company has entered into a stock purchase agreement to purchase M&EC. (See Note 4.)

The Consulting Engineering Services segment provides environmental engineering and regulatory compliance services through Schreiber, Yonley & Associates, Inc. which includes oversight management of environmental restoration projects, air and soil sampling and compliance and training activities, as well as, engineering support as needed by our other segments.

The table below presents certain financial information by business segment for the three months ended March 31, 2001 and 2000, and excludes the results of operations of the discontinued operations.

Segment Reporting 03/31/01

	Industrial Waste Services	Nuclear Waste Services	Engineering	Segments Total	Corporate Other(2)		Consolidated Total

Revenue from external customers
Intercompany revenues
Interest income
Interest expense
Interest expense-Warrants
Interest expense-financing fees
Depreciation and amortization
Segment profit (loss)
Segment assets(1)
Expenditures for segment assets	$ 9,978 977 6 266 -- 5 680 (997) 42,941 194	$ 7,930 1,542 -- 329 -- 151 295 627 27,701 167	$ 804 37 -- 14 -- -- 22 39 2,511 4	$ 18,712 2,556 6 609 -- 156 997 (331) 73,153 365	$ -- -- 2 107 241 102 20 (241) 7,723 --	(4) (3)	$ 18,712 2,556 8 716 241 258 1,017 (572) 80,876 365

Segment Reporting 03/31/00

	Industrial Waste Services	Nuclear Waste Services	Engineering	Segments Total	Corporate Other(2)		Consolidated Total

Revenue from external customers Intercompany revenues Interest income Interest expense Interest expense-Warrants Interest expense-financing fees Depreciation and amortization Segment profit (loss) Segment assets(1) Expenditures for segment assets	$ 11,085 1,037 7 290 -- -- 709 (383) 44,748 717	$ 1,537 90 -- 36 -- -- 116 (195) 5,890 24	$ 967 51 -- 13 -- -- 20 87 2,633 12	$ 13,589 1,178 7 339 -- -- 845 (491) 53,271 753	$ -- -- 4 71 -- 14 17 -- 1,960 33	(3)	$ 13,589 1,178 11 410 -- 14 862 (491) 55,551 786

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2) Amounts reflect the activity for corporate headquarters and the activity for Perma-Fix of Memphis, Inc. ("PFM"), which is a discontinued operation, not included in the segment information (see Note 3).

(3) Amounts include segment assets for PFM of $33,000 and $319,000 for 2001 and 2000, respectively.

(4) Amount reflects interest expense-Warrants not allocated to the operating segments.

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

*	ability or inability to continue and improve operations and remain profitable on an annualized basis;
*	the Company's ability to develop or adopt new and existing technologies in the conduct of its operations;
*	anticipated financial performance;
*	ability to comply with the Company's general working capital requirements;
*	ability to retain or receive certain permits or patents;
*	ability to be able to continue to borrow under the Company's revolving line of credit;
*	ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and the Company's facilities in Memphis, Tennessee; Valdosta, Georgia and Detroit Michigan;
*	ability to remediate certain contaminated sites for projected amounts;
*	completion of the acquisition of M&EC;
*	ability to obtain new sources of financing;
*	ability to fund budgeted capital expenditures for 2001;
*	cost of remediating certain contaminated sites;
*	completion of agreement to restructure our outstanding Preferred Stock;
*	acquisition of M&EC could add approximately $10 million in additional revenues for the Company for 2001; and
*	all other statements which are not statements of historical fact.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

*	general economic conditions;
*	material reduction in revenues;
*	inability to collect in a timely manner a material amount of receivables;
*	increased competitive pressures;
*	the ability to maintain and obtain required permits and approvals to conduct operations;
*	the ability to develop new and existing technologies in the conduct of operations;
*	ability to receive or retain certain required permits or to obtain regulatory approvals to the permits held by M&EC to complete the acquisition of M&EC;
*	discovery of additional contamination or expanded contamination at a certain Dayton, Ohio, property formerly leased by the Company or the Company's facilities at Memphis, Tennessee; Valdosta, Georgia and Detroit Michigan, which would result in a material increase in remediation expenditures;
*	determination that PFM is the source of chlorinated compounds at the Allen Well Field;
*	changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such;
*	potential increases in equipment, maintenance, operating or labor costs;
*	management retention and development;
*	the requirement to use internally generated funds for purposes not presently anticipated;
*	inability to become profitable;
*	the inability to secure additional liquidity in the form of additional equity or debt;
*	the commercial viability of our treatment processes;
*	the inability of the Company to obtain under certain circumstances shareholder approval of the transaction in which the Series 16 Preferred and certain Warrants were issued;
*	the inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
*	the determination that PFMI or PFO was responsible for a material amount of remediation at certain Superfund sites;
*	inability to finalize the acquisition of M&EC by the end of the second quarter of 2001;
*	inability to complete the construction of the M&EC facility and the M&EC facility operational by the end of the second quarter of 2001;
*	inability to complete the private placement; and
*	inability of the Company to pay the balance due under the $9.7 million in short-term loans due RBB Bank and BHC.

The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations
The table below should be used when reviewing management's discussion and analysis for the three months ended March 31, 2001 and 2000:

Consolidated (amounts in thousands)	2001	%	2000	%

Net Revenues	$ 18,712	100.0	$ 13,589	100.0
Cost of Goods Sold	13,523	72.3	9,542	70.2

Gross Profit	5,189	27.7	4,047	29.8

Selling, General & Administrative	3,470	18.5	3,253	23.9
Depreciation/Amortization	1,017	5.4	862	6.3

Income (Loss) from operations	$ 702	3.8	$ (68)	(.4)

Interest Expense	$ (716)	(3.8)	$ (410)	(3.0)
Interest Expense - Warrants	(241)	(1.3)	--	--
Interest Expense - Finance Fees	(258)	(1.3)	(14)	(.1)
Preferred Stock Dividend	(50)	(.3)	(54)	(.4)

Summary -- Quarter Ended March 31, 2001 and 2000
We provide services through three reportable operating segments. The Industrial Waste Management Services segment is engaged in on-and off-site treatment, storage, disposal and processing of a wide variety of by-products and industrial, hazardous and non-hazardous wastes. This segment competes for materials and services with numerous regional and national competitors to provide comprehensive and cost-effective waste management services to a wide variety of customers in the Midwest, Southeast and Southwest regions of the country. We operate and maintain facilities and businesses in the waste by-product brokerage, on-site treatment and stabilization, and off-site blending, treatment and disposal industries. The Nuclear Waste Management Services segment provides treatment, storage, processing and disposal services of nuclear mixed and low-level radioactive wastes, including research, development and on-site and off-site waste remediation. The presence of nuclear and low-level radioactive constituents within the waste streams processed by this segment create different and unique operational, processing and permitting/licensing requirements from those contained within the Industrial Waste Management Services segment. Our Consulting Engineering segment provides a wide variety of environmental related consulting and engineering services to industry and government. The Consulting Engineering segment provides oversight management of environmental restoration projects, air and soil sampling, compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities.

Consolidated net revenues increased to $18,712,000 from $13,589,000 for the quarter ended March 31, 2001, as compared to the same quarter in 2000. This increase of $5,123,000 or 37.7% is principally attributable to the additional revenues resulting from the acquisition of Diversified Scientific Services, Inc. (DSSI), effective August 31, 2000, which contributed approximately $2,785,000 to this increase. Additionally, the M&EC mixed waste subcontract work performed by PFI in Oak Ridge contributed $3,865,000 to this increase. Offsetting these increases, were decreases in the Industrial Waste Management Services segment totaling approximately $1,106,000 and Consulting Engineering Services segment totaling approximately $163,000. The decreases were primarily due to the harsher weather conditions in the winter months and the impact of the downturn in the economy.

Cost of goods sold for the Company increased $3,981,000 or 41.7% for the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000. This consolidated increase in cost of goods sold reflects principally the increased operating, disposal and transportation costs, corresponding to the increased revenues from DSSI, as discussed above, which totaled $1,795,000 and the increase in materials, supplies and operating costs, corresponding to the M&EC mixed waste subcontract work performed by PFI which totaled $3,144,000. Offsetting these increases were decreases by the Industrial Waste Management Services segment of $375,000 and the Consulting Engineering Services segment of $131,000. These decreases directly correlate to the decrease in revenues for these segments. The resulting gross profit for the quarter ended March 31, 2001, increased $1,142,000 to $5,189,000, which as a percentage of revenue is 27.7%, reflecting a decrease over the corresponding quarter in 2000 percentage of revenue of 29.8%. This decrease in gross profit as a percentage of revenue was principally recognized throughout the Industrial Waste Management Services segment which experienced a decrease from 29.4% in 2000 to 24.7% in 2001 reflecting an increase in certain fixed costs due to expansion and startup activities for the processing of new wastewater streams at several facilities, increased transportation and utilities, due to the harsher winter and higher fuel cost. Offsetting this however was an increase in the Consulting Engineering segment from 35.1% in 2000 to 38.3% in 2001, reflecting the benefits from the restructuring and consolidation of our engineering businesses.

Selling, general and administrative expenses increased $217,000 or 6.6% for the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000. This increase reflects principally the impact of the acquisition of DSSI during August 2000, which resulted in a net increase of $231,000, after giving effect to the synergies and savings in combination with the Perma-Fix of Florida mixed waste facility. Additional reductions were also achieved during the quarter ended March 31, 2001, as we continue to evaluate all overhead costs. However, as a percentage of revenue, selling, general and administrative expense decreased to 18.5% for the quarter ended March 31, 2001, compared to 23.9% for the same period in 2000.

Depreciation and amortization expense for the quarter ended March 31, 2001, reflects an increase of $155,000 as compared to the quarter ended March 31, 2000. This increase is attributable to a depreciation expense increase of $116,000 resulting from the DSSI facility acquired effective August 31, 2000, and an amortization expense increase of $67,000 also related to the acquisition of DSSI. Offsetting this increase is a decrease in depreciation expense of $28,000 resulting from older assets being fully depreciated.

Interest expense increased $306,000 for the quarter ended March 31, 2001, as compared to the corresponding period of 2000. This increase reflects the impact of the acquisition of DSSI effective August 31, 2000. Two promissory notes executed in conjunction with the acquisition, comprising $6,000,000 of the purchase price, resulted in approximately $134,000 of additional interest expense. The remaining increase is a direct result of the interest expense on the BHC Interim Funding ("BHC") term loan which totaled $132,000 and the impact of the increased borrowing levels on the revolving and term loan with PNC Bank, National Association ("PNC"), which resulted in additional interest expense of $40,000.

Interest expense-Warrants for the three months ended March 31, 2001, was $241,000. This expense reflects the Black-Scholes pricing valuation for certain Warrants issued to RBB Bank pursuant to a promissory note ("$3,000,000 RBB Promissory Note") and an unsecured promissory note ("$750,000 RBB Promissory Note"). The notes require that certain Warrants be issued upon the initial execution of the note and at monthly intervals if the debt obligations to RBB have not been repaid in full. During 2001, the Company has issued 315,000 Warrants to RBB resulting in the above noted expense. See Note 5 to Notes to Consolidated Financial Statements for a further discussion of the RBB unsecured promissory notes.

Interest expense-financing fees increased approximately $244,000 for the three months ended March 31, 2001, as compared to the corresponding period of 2000. This increase is due to financing fees of $102,000 associated with the new credit facility and term loan with PNC and financing fees of $150,000 for the BHC debt.

Preferred Stock dividends decreased $4,000 during the quarter ended March 31, 2001 as compared to the corresponding period of 2000. This decrease is due to the conversion of $350,000 (350 preferred shares) of the Preferred Stock into Common Stock throughout the first quarter of 2000, and $5,000 (5 Preferred shares) of the Preferred Stock into Common in January of 2001.

Liquidity and Capital Resources of the Company
At March 31, 2001, the Company had cash and cash equivalents of $399,000. This cash and cash equivalents total reflects a decrease of $99,000 from December 31, 2000, as a result of net cash used in continuing operations of $5,956,000 (principally an increase in accounts receivable and prepaid expenses), cash used by discontinued operations of $51,000, cash used in investing activities of $232,000 (principally purchases of equipment, net totaling $365,000, partially offset by proceeds from the sale of certain equipment), offset by cash provided by financing activities of $6,140,000 (principally from the issuance of long-term debt, partially offset by scheduled principal repayments of long-term debt).

Accounts receivable, net of allowances for doubtful accounts, totaled $20,939,000, an increase of $4,746,000 over the December 31, 2000, balance of $16,193,000. This increase reflects the impact of subcontract activities being performed for M&EC in Oak Ridge which accounted for approximately $3,863,000. Additionally, the DSSI facility had increased revenues in the latter part of the quarter that contributed $1,105,000 to the increase. The remaining accounts receivable balance showed a decrease of $222,000 resulting from increased collection efforts and reduced revenues within the Industrial Waste Services Segment.

On December 22, 2000, the company entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC acting as agent ("Agent") for lenders, and as issuing bank. The Agreement provides for a term loan in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. Payments commenced on February 1, 2001. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $15,000,000. The Revolving Credit advances are subject to limitations of an amount up to the sum of a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and d) up to 50% of acceptable unbilled amounts aged up to 60 days, less e) reserves Agent reasonably deems proper and necessary. The Revolving Credit advances shall be due and payable in full on December 22, 2005.

Pursuant to the Agreement the Term Loan bears interest at a floating rate equal to the prime rate plus 1 1/2%, and the Revolving Credit at a floating rate equal to the prime rate plus 1%. The Company incurred approximately $2,042,000 in financing fees relative to the solicitation and closing of this Agreement which are being amortized over the term of the Agreement. Included in such financing fees are (i) PNC commitment fee of $220,000, (ii) investment banking fees of $429,000, (iii) investment banking Warrants valued at $867,000 (non-cash), (iv) legal fees of approximately $226,000 and (v) appraisals, valuations and other closing related expenses of approximately $300,000. The Agreement also contains certain management and credit limit fees payable throughout the term. The loans are subject to a prepayment fee of 1 1/2% in the first year, 1% in the second and third years and 3/4% after the third anniversary until termination date.

As security for prompt payment and performance of the Agreement, the Company granted a security interest in all receivables, equipment, general intangibles, inventory, investment property, real property, subsidiary stock and other assets of the Company and subsidiaries. The Agreement contains affirmative covenants including, but not limited to, maintenance of indebtedness and collateral, management reports and disclosures and fair presentation of financial statements and disclosures. The Agreement also contains a tangible adjusted net worth covenant and a fixed charge coverage ratio covenant, both of which began effective March 31, 2001, as defined in the Agreement. As of March 31, 2001, the Company was in compliance with the covenants.

As of March 31, 2001, borrowings under the revolving loan agreement were approximately $6,058,000, a decrease of $1,020,000 over the December 31, 2000, balance of $7,078,000. The balance under the term loan at March 31, 2001, was $6,833,000, a decrease of $167,000 from the December 31, 2000, balance of $7,000,000. As of March 31, 2001, the Company's borrowing availability under the PNC credit facility, based on its then outstanding eligible accounts receivable, was approximately $3,477,000.

Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of PFO, PFSG and PFMI, a portion of the consideration was paid in the form of the Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of PFO, PFSG and PFMI. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years with the first installment due on July 1, 1999, and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $3,188,000 at March 31, 2001, of which $931,000 is in the current portion. Payments of such Promissory Notes are guaranteed by PFMI under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by PFMI.

In connection with the consummation of the loan agreements with PNC and BHC, the Ann L. Sullivan Living Trust and the Thomas P. Sullivan Living Trust (collectively the "Sullivan Trusts"), each entered into certain subordination agreements. Thomas P. Sullivan, a trustee of the Thomas P. Sullivan Living Trust, is a director of the Company. Under the terms of the subordination agreements, the Sullivan Trusts have subordinated all amounts owing by the Company to the Sullivan Trusts in favor of the Company's obligations to PNC and BHC. Notwithstanding the subordination, the Company may, as long as no event of default under the loan agreements with PNC and BHC has occurred and be continuing and if such payments would not create an event of default under either loan agreement, continue to make regularly scheduled payments under the promissory notes.

On July 14, 2000, the Company entered into a letter agreement ("$750,000 RBB Loan Agreement") with RBB Bank Aktiengesellschaft ("RBB Bank"), pursuant to which RBB Bank, acting as agent for certain investors who provided the funds, loaned (the "$750,000 RBB Loan") the Company the aggregate principal amount of $750,000, as evidenced by the $750,000 RBB Promissory Note in the face amount of $750,000, bearing an annual interest rate of 10.0% per annum. The purpose of the $750,000 RBB Loan is to provide interim financing to facilitate the acquisition of DSSI and M&EC (see Note 4) and to fund certain capital expansions at the Company's existing facilities. The principal amount of this Note and accrued interest thereon was initially payable in full upon the earlier of (i) December 31, 2000, or (ii) ten business days after the Company raises $3,000,000 or more through a private placement of capital securities. On December 19, 2000, this agreement was amended pursuant to the terms of the PNC Revolving Credit and Term Loan Agreement, which extended the due date of the principal and interest to July 1, 2001.

On August 29, 2000, the Company entered into a short term bridge loan agreement with RBB Bank in connection with the Company's acquisition of DSSI. This loan agreement (the "$3,000,000 RBB Loan Agreement") was between the Company and RBB Bank, pursuant to which RBB Bank, acting as agent for certain investors who provided the funds, loaned (the "$3,000,000 RBB Loan") the Company the aggregate principal amount of $3,000,000, as evidenced by the $3,000,000 RBB Promissory Note in the face amount of $3,000,000, having an initial maturity date of November 29, 2000 and bearing an annual interest rate of 12%. On December 19, 2000, this agreement was also amended pursuant to the terms of the PNC Revolving Credit and Term Loan Agreement, which extended the due date of the principal and interest to July 1, 2001.

In connection with the PNC Agreement, PNC required the Company and RBB Bank to enter into a stand-still agreement. The stand-still agreement provides, among other things, that until July 1, 2001, the Company and a subsidiary of the Company will not make any payments on, and RBB Bank will not accept payments with respect to the $3,750,000 in loans (the "RBB Loans"). In addition, prior to July 1, 2003, RBB Bank agreed not to take any action or initiate any proceedings, judicial or otherwise, to enforce RBB Bank's rights or remedies with respect to the RBB Loans or obtain any judgment or prejudgment remedy against the Company or Perma-Fix of Michigan, Inc. The stand-still agreement will remain effective until payment in full of all outstanding obligations under the PNC Agreement.

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

On January 31, 2001, the Company entered into a definitive loan agreement (the "Loan Agreement"), with BHC. Pursuant to the terms of the Loan Agreement, BHC agreed to loan to the Company the principal amount of $6 million (the "BHC Loan"), with $3.5 million of the BHC Loan funded at the closing of the BHC Loan on February 2, 2001, and an additional $2.5 million funded in March 2001. The outstanding principal amount of the BHC Loan is payable on March 31, 2002, with interest payable monthly on the outstanding principal balance of the BHC Loan at the annual rate of $13.75%. The proceeds from the BHC Loan were used for the Company's working capital purposes and for construction of M&EC's facility.

As collateral for the repayment of the BHC Loan, the Company has granted to BHC a subordinated security interest in all of its accounts receivables, equipment, general intangibles, inventory, investment property, all deposits, books and records, proceeds and products thereof (the "BHC Collateral"). With certain exceptions, BHC's right to receive payment and assert its security interest under the BHC Loan is subordinated to the prior payment of up to $25 million to PNC under the PNC Loan, dated December 22, 2000, between the Company and PNC which governs the $22 million credit facility provided by PNC to the Company (the "PNC Credit Facility"). In connection with the Loan Agreement, the PNC Credit Facility was amended to allow the Company to use the proceeds from any issuance of equity or subordinated indebtedness after January 31, 2001, to pay all Subordinated Loans (as defined in the First Amendment to Loan Agreement and Consent, dated January 30, 2001, between PNC and the Company), including the BHC Loan.

Under the terms of the BHC Loan, the Company, on a consolidated basis, is subject to and, as of March 31, 2001, is in compliance with a net worth requirement as of the end of each fiscal quarter of not less than $7 million and a fixed charge coverage ratio requirement. The Company has also agreed not to incur any indebtedness (as defined in the Loan Agreement) in excess of $45 million, other than certain enumerated exceptions. The Company has agreed that it will not pay any dividends on any shares of capital stock of the Company (other than dividends payable in stock).

As of March 31, 2001, total consolidated accounts payable for continuing operations was $7,474,000, a decrease of $289,000 from the December 31, 2000, balance of $7,763,000. This decrease in accounts payable is reflective of the borrowings under the BHC, the proceeds from which were received in February and March of 2001, which was partially used for general working capital purposes.

Our net purchases of new capital equipment for continuing operations for the three-month period ended March 31, 2001, totaled approximately $365,000. These expenditures were for expansion and improvements to the operations principally within the waste management segments. These capital expenditures were funded by the cash provided by continuing operations. We have budgeted capital expenditures of approximately $4,000,000 for 2001, which includes completion of certain current projects, as well as other identified capital and permit compliance purchases. We anticipate funding these capital expenditures by a combination of lease financing with lenders other than the equipment financing arrangement discussed above, internally generated funds, and/or the proceeds received from a private placement of equity securities as discussed below, if this private placement is completed and the funds raised exceed the amount necessary to complete the M&EC acquisition and repayment of certain short-term indebtedness.

The working capital deficit position at March 31, 2001, was $691,000, as compared to a deficit position of $2,829,000 at December 31, 2000, which reflects an improvement in this position of $2,138,000 during the first quarter of 2001. The improvement in this deficit position was primarily due to the increased receivables with the largest increase related to the subcontract activities performed for M&EC of approximately $3,899,000 and, the increased prepaids (principally prepaid financing fees) and other receivables which were funded through equity and long-term debt. Offsetting this improvement is the short-term loan agreement with BHC on January 31, 2001. The proceeds from the BHC Loan have been used for the Company's working capital purposes, principally the M&EC construction project. Additionally, we continue to invest current cash proceeds into the long term capital improvements of our operating facilities and the reduction of certain payables. Excluding the BHC Loan of $6,000,000, recorded as a current liability, the Company would have reflected a $5,309,000 working capital position.

The accrued dividends on the outstanding Preferred Stock for the period July 1, 2000, through December 31, 2001, in the amount of approximately $102,000 were paid in February 2001, in the form of 74,038 shares of Common Stock of the Company. The dividends for the period January 1, 2001, through March 31, 2001, total $50,000, which will be paid in July 2001, in the form of Common Stock, or if approved by the lender, at the Company's option, in the form of cash. Under the Company's loan agreements, the Company is prohibited from paying cash dividends on its outstanding capital stock.

The Company has undertaken a private placement offering of a minimum of 1.5 million units and a maximum of 5 million units. Each unit is comprised of one share of the Company's Common Stock and one Warrant to purchase one share of Common Stock. This private offering was commenced on April 6, 2001.  The purchase price of each unit is $1.75, and the initial exercise price of each Warrant (subject to adjustment under certain conditions) is $1.75, representing a premium over the April 6, 2001 closing price of $1.6875 per share of Common Stock. The offering period expires on June 30, 2001, unless extended by the Company for a period of up to an additional 30 days. The private offering is being made pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and/or Rule 506 of Regulation D promulgated under the Act.

The completion of the private offering is subject to the Company approving subscriptions for the minimum offering and certain other conditions being met.  If completed, and subject to the amount of proceeds of the private offering, the Company intends to use the proceeds of the private offering first, to assist in the consummation of the Company's proposed acquisition of M&EC, and second, to pay off or reduce the short term debt owing to the Company's lenders and for general working capital purposes.

This report does not constitute an offer to sell or the solicitation of an offer to buy securities. The private offering is being made only to accredited investors through one or more broker/dealer placement agents. The units, the Common Stock and Warrants comprising the units, and the Common Stock issuable upon exercise of the Warrants have not been registered under the United States or state securities laws and may not be offered or sold in the United States, absent registration or an applicable exemption from the registration requirements.

In summary, we have continued to take steps to improve our operations and liquidity as discussed above. However, with the acquisition of DSSI in 2000 and the completion of the M&EC project, we incurred and assumed certain debt obligations and long-term liabilities, which had a short term impact on liquidity. If we are unable to continue to improve our operations and to continue profitability in the foreseeable future, such would have a material adverse effect on our liquidity position.

Proposed Acquisition
As discussed in Note 4 to Notes to Consolidated Financial Statements, the Company has entered into a stock purchase agreement (the "Purchase Agreement") with M&EC, and all of the shareholders of M&EC, dated as of January 18, 2001. However, the Purchase Agreement was not executed by all of the parties thereto until February 22, 2001. Under the terms of the Purchase Agreement we will own, when the acquisition is completed, 100% of the issued and outstanding shares of M&EC Common Stock upon completion of the acquisition. If the M&EC acquisition is completed by the end of the second quarter of 2001 and the M&EC facility is constructed and operational by the second quarter of 2001, it is anticipated that M&EC could add an additional $10 million in revenues for the Company for the year of 2001. Consummation of this acquisition is subject to certain conditions being met.

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

The Company has previously loaned to and advanced funds on behalf of M&EC approximately $8.0 million as of March 31, 2001 for M&EC's working capital purposes and to construct the M&EC facility under an agreement with M&EC. M&EC has issued to the Company promissory notes evidencing all loans and advances from the Company to M&EC and pledged to the Company all of M&EC's assets as security for the repayment of the promissory notes. The Company also has a receivable from an M&EC related party in the amount of approximately $376,000. If the M&EC acquisition is not completed, M&EC may not have the funds, and the collateral may not be sufficient to repay the Company the full amount of the loans and advances, resulting in a material adverse effect to the Company.

As a condition to the M&EC Acquisition, all of the participants in the M&EC employee benefit plans must release M&EC and the Company from certain liabilities relating to such plans under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). In addition, M&EC and the applicable governmental authorities must have entered into resolution agreements satisfactory to the Company regarding the resolution of any M&EC liabilities arising under ERISA in connection with such plans. The consummation of the M&EC Acquisition is further conditioned, among other things, upon M&EC and the applicable governmental authorities having entered into a settlement satisfactory to the Company of all matters between the Internal Revenue Service ("IRS") and M&EC relating to the payment or failure to pay taxes.

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

In addition to budgeted capital expenditures of $4,000,000 for 2001 at the Company's treatment, storage and disposal facilities ("TSD facilities"), which are necessary to maintain permit compliance and improve operations, as discussed above, we have also budgeted for 2001 an additional $1,230,000 in environmental expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at four locations. The four locations where these expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia and PFMI's facility in Detroit, Michigan. We have estimated the expenditures for 2001 to be approximately $159,000 at the EPS site, $236,000 at the PFM location, $474,000 at the PFSG site and $361,000 at the PFMI site of which $12,000; $12,000; $43,000; and $71,000 were spent during the first quarter of 2001, respectively. Additional funds will be required for the next five to ten years to properly investigate and remediate these sites. We expect to fund these expenses to remediate these four sites from funds generated internally, however, no assurances can be made that we will be able to do so.

Interest Rate Swap
The Company entered into an interest rate swap agreement effective December 22, 2000, to modify the interest characteristics of its outstanding debt from a floating basis to a fixed rate, thus reducing the impact of interest rate changes on future income. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received will be accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in other assets or liabilities.  As of March 31, 2001, the Company recorded a liability of approximately $114,000 representing the market value of the interest rate swap in an unfavorable value position.

Recent Accounting Pronouncement
In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 138, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may specifically be designated as a hedge, the objective of which is to match the timing of gain or loss recognition of: i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk; or ii) the earnings effect of the hedged transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. In December 2000, the Company entered into an interest rate swap agreement (see Note 6 to Notes to Consolidated Financial Statements). Initial adoption at January 1, 2001, was not material.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PART I, ITEM 3

The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on the Company's variable rate loan arrangements with PNC, as described under Note 5 to Notes to Consolidated Financial Statements. As discussed therein, the Company entered into an interest rate swap agreement to modify the interest characteristics of $3.5 million of its $7.0 million term loan with PNC Bank, from a floating rate basis to a fixed rate, thus reducing the impact of interest rate changes on this portion of the debt.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART II - Other Information

Item 1.	Legal Proceedings
There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the year ended December 31, 2000, which Item 3 is incorporated herein by reference.
Item 5.	Other Information
The Company and RBB Bank have an agreement in principal whereby RBB Bank will, among other things, convert 1,730 shares of the outstanding Preferred Stock into 1,153,333 shares of Common Stock and exchange the remaining 2,452 shares of Preferred Stock for 2,500 shares of a new series of Preferred Stock ("New Preferred") containing the following terms, among other things:
*	5% cumulative annual dividend, payable either in cash or Common Stock, at the option of the Company;
*	convertible into Common Stock based on a fixed conversion price of $1.50;
*	certain registration rights as to the underlying shares of Common Stock; and
*	standard anti-dilution language.
The definitive terms and conditions of this Preferred Stock restructuring and the New Preferred have not been finalized and are subject to additional negotiations with RBB Bank.
Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
2.1	Stock Purchase Agreement, dated January 18, 2001, among the Company, East Tennessee Materials and Energy Corporation and the Stockholders of East Tennessee Company and such has been previously filed as Exhibit 2.1 to the Company's Form 8-K, dated January 31, 2001, and incorporated by reference. The Stock Purchase Agreement contains a brief list identifying all schedules and exhibits are not filed herewith, and the Company agrees to furnish supplementally a copy of the omitted schedules and exhibits to the Commission upon request.
4.1	Loan and Security Agreement by and between the Company and BHC Interim Funding, L.P., dated January 31, 2001, is incorporated by reference from Exhibit 99.1 to the Company's Form 8-K, dated January 31, 2001. This agreement contains a list of schedules and exhibits omitted from the filed copy and the Company agrees to furnish supplementally a copy of any of the omitted schedules or exhibits to the Commission upon request.
4.2	First Amendment to Loan Agreement and Consent, dated January 30, 2001, between the Company, PNC Bank, and National Association is incorporated by reference from Exhibit 99.7 to the Company's Form 8-K dated January 31, 2001.
4.3	Loan Agreement between the Company and RBB Bank, dated August 29, 2000, is incorporated by reference from Exhibit 99.1 to Company's Form 8-K, dated December 22, 2000.
-27-
4.4	Letter Agreement, dated December 19, 2000, between the Company and RBB Bank is incorporated by reference from Exhibit 99.2 to the Company's Form 8-K, dated December 22, 2000.
4.5	Loan and Security Agreement between the Company and PNC Bank, N.A., dated December 22, 2000, is incorporated by reference from Exhibit 99.1 to the Company's Form 8-K, dated December 22, 2000.
4.6	First Amendment to Loan and Security Agreement, dated January 30, 2001, between the Company and PNC Bank is incorporated by reference from Exhibit 99.7 to the Company's Form 8-K, dated January 31, 2001.
10.1	Stand-Still Agreement, dated January 31, 2001, among the Company, Chem-Met Services, Inc. and PNC Bank, National Association, and RBB Bank Aktiengesellschaft, is incorporated by reference from Exhibit 99.2 to the Company's Form 8-K, dated December 22, 2000.
10.2	Subordination Agreement, dated January 31, 2001, among the Company, the Ann L. Sullivan Living Trust, dated September 6, 1978, and BHC Interim Funding, L.P., is incorporated by reference from Exhibit 99.3 to the Company's Form 8-K, dated January 31, 2001.
10.3	Subordination Agreement, dated January 31, 2001, among the Company, PNC Bank, National Association, and BHC Interim Funding, L.P., is incorporated by reference from Exhibit 99.4 to the Company's Form 8-K, dated January 31, 2001.
10.4	Warrant, dated January 31, 2001, of shares of the Company's Common Stock issued to BHC Interim Funding, L.P., is incorporated by reference from Exhibit 99.5 to the Company's Form 8-K, dated January 31, 2001.
10.5	Warrant, dated November 29, 2000, issued by the Company to RBB Bank for the purchase of up to 300,000 shares of the Company's Common Stock, is incorporated by reference from Exhibit 99.5 to the Company's Form 8-K, dated December 22, 2000. A substantially similar Warrant is dated October 30, 2000, for the purpose of up to 150,000 shares of Common Stock and similar Warrants dated December 29, 2000, January 31, 2001, February 28, 2001, and March 31, 2001, for the purchase of up to 105,000 shares of Common Stock. Each will be provided to the Commission upon request.
(b)	Reports on Form 8-K
A current report on Form 8-K (Item 5-Other Events) dated January 31, 2001, was filed by the Company reporting that the Company entered into a definitive loan agreement (the "Loan Agreement"), with BHC Interim Funding, LP ("BHC"), whereby BHC provided to the Company and certain subsidiaries a $6,000,000 interim loan, pursuant to the terms of the Loan Agreement and the execution of a stock purchase agreement to acquire M&EC.

A current report on Form 8-K (Item 5-Other Events) dated March 21, 2001, was filed by the Company reporting that the Company has set June 13, 2001, as the date for the Company's 2001 annual meeting of shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Date: May 14, 2001	By: /s/ Louis F. CentofantI Dr. Louis F. Centofanti Chairman of the Board Chief Executive Officer

By: /s/ Richard T. Kelecy Richard T. Kelecy Chief Financial Officer