Form 10-Q
period 2001-06-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2001-08-20
CIK 891532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ____________________

Commission File No. 1-11596

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

            Delaware                                                                                              58-1954497
(State or other jurisdiction                                                                                            (IRS Employer Identification Number)
of incorporation or organization)

1940 N.W. 67th Place, Gainesville, FL                                                                  32653
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

                   Class                                                                        Outstanding at August 14, 2001
Common Stock, $.001 Par Value                                                                   30,588,897
                                                                                                          (excluding 988,000 shares
                                                                                                              held as treasury stock)

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

INDEX

PART I	FINANCIAL INFORMATION	Page No.
Item 1.	Financial Statements

Notes to Consolidated Financial Statements 7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . 21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .35
Item 2.	Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . . . . . . . . . . . . . 35
Item 4.	Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . .38
Item 5.	Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 39
Item 6.	Exhibits and Reports on Form . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .41

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

The results of operations for the six months ended June 30, 2001, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2001.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except for Share Amounts)	June 30, 2001 (Unaudited)	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$ 954	$ 498
Restricted cash equivalents and investments	20	20
Accounts receivable, net of allowance for doubtful accounts of $882 and $894, respectively	12,815	16,193
Inventories	688	655
Prepaid expenses	3,651	1,251
Other receivables	62	1,259
Assets of discontinued operations	33	42

Total current assets	18,223	19,918

Property and equipment:
Buildings and land	14,679	14,089
Equipment	19,152	18,639
Vehicles	2,185	2,359
Leasehold improvements	16	16
Office furniture and equipment	1,540	1,518
Construction in progress	20,014	4,029

	57,586	40,650
Less accumulated depreciation	(11,096)	(9,961)

Net property and equipment	46,490	30,689

Intangibles and other assets:
Permits, net of accumulated amortization of $2,540 and $2,129, respectively	23,517	13,338
Goodwill, net of accumulated amortization of $1,496 and $1,323, respectively	6,666	6,840
Other assets	2,273	1,986

Total assets	$ 97,169	$ 72,771

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

(Amounts in Thousands, Except for Share Amounts)	June 30, 2001 (Unaudited)	December 31, 2000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 8,942	$ 7,763
Accrued expenses	9,454	8,300
Revolving loan and term note facility	1,000	1,000
Current portion of long-term debt	2,894	5,402
Current liabilities of discontinued operations	185	282

Total current liabilities	22,475	22,747

Environmental accruals	3,237	3,245
Accrued closure costs	7,199	5,118
Other long-term liabilities	297	--
Long-term debt, less current portion	31,834	19,088
Long-term liabilities of discontinued operations	553	553

Total long-term liabilities	43,120	28,004

Total liabilities	65,595	50,751

Commitments and Contingencies (see Note 7)	--	--

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 and 0 shares issued and outstanding, respectively, liquidation value $1.00 per share (see Note 4)	1,285	--

Stockholders' equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, 2,500 and 4,187 shares issued and outstanding, respectively	--	--
Common Stock, $.001 par value; 50,000,000 shares authorized, 27,004,249 and 23,429,759 shares issued, including 988,000 shares held as treasury stock, respectively	27	23
Additional paid-in capital	54,999	45,328
Accumulated deficit	(22,787)	(21,469)
Interest rate swap	(88)	--

	32,151	23,882
Less Common Stock in treasury at cost; 988,000 shares issued and outstanding	(1,862)	(1,862)

Total stockholders' equity	30,289	22,020

Total liabilities and stockholders' equity	$ 97,169	$ 72,771

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended June 30,	Six Months Ended June 30,

(Amounts in Thousands, Except for Share Amounts)	2001	2000	2001	2000

Net revenues	$ 17,840	$ 14,492	$ 36,552	$ 28,081
Cost of goods sold	12,734	10,007	26,257	19,549

Gross profit	5,106	4,485	10,295	8,532

Selling, general and administrative expenses	3,435	2,927	6,905	6,180
Depreciation and amortization	1,015	852	2,032	1,714

Income from operations	656	706	1,358	638

Other income (expense):
Interest income	8	10	16	21
Interest expense	(819)	(441)	(1,535)	(851)
Interest expense-Warrants	7	--	(234)	--
Interest expense-financing fees	(565)	(14)	(823)	(28)
Other	(1)	51	(18)	95

Net income (loss)	(714)	312	(1,236)	(125)

Preferred Stock dividends	(32)	(50)	(82)	(104)

Net income (loss) applicable to Common Stock	$ (746)	$ 262	$ (1,318)	$ (229)

Net income (loss) per common share:
Basic	$ (.03)	$ .01	$ (.06)	$ (.01)

Diluted	$ (.03)	$ .01	$ (.06)	$ (.01)

Number of shares and potential common shares used in computing net income (loss) per share:
Basic	22,910	21,709	22,711	21,279

Diluted	22,910	26,089	22,711	21,279

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30,

(Amounts in Thousands, Except for Share Amounts)	2001	2000

Cash flows from operating activities:
Net loss	$ (1,236)	$ (125)
Adjustments to reconcile net loss to cash used by continuing operations:
Depreciation and amortization	2,032	1,714
Provision for bad debt and other reserves	66	29
Loss (gain) on sale of plant, property and equipment	34	(46)
Issuance of Warrants for financing	234	--
Changes in assets and liabilities, net of effects from business acquisitions:
Accounts receivable	460	(445)
Prepaid expenses, inventories and other assets	(271)	(430)
Accounts payable and accrued expenses	304	(141)

Net cash provided by continuing operations	1,623	556

Net cash used by discontinued operations	(87)	(249)

Cash flows from investing activities:
Purchases of property and equipment	(1,021)	(1,436)
Proceeds from sale of plant, property and equipment	139	101
Net cash used for acquisition	(10,083)	--
Change in restricted cash, net	(11)	43
Net cash provided by discontinued operations	--	264

Net cash used in investing activities	(10,976)	(1,028)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit facility	(62)	223
Principal repayments of long term debt	(1,330)	(698)
Proceeds from issuance of long term debt	6,469	--
Proceeds from issuance of stock	4,819	776
Net cash used by discontinued operations	--	(4)

Net cash provided by financing activities	9,896	297

Increase (decrease) in cash and cash equivalents	456	(424)
Cash and cash equivalents at beginning of period, including discontinued operations of $0 and $45, respectively	498	816

Cash and cash equivalents at end of period, including discontinued operations of $0 and $1, respectively	$ 954	$ 392

5

Supplemental disclosure:
Interest paid	$ 1,088	$ 846
Non-cash investing and financing activities:
Issuance of Common Stock for services	11	--
Issuance of Common Stock for payment of dividends	155	112
Issuance of Common Stock for acquisition	2,916	--
Issuance of Preferred Stock of subsidiary for acquisition	1,285	--
Issuance of Warrants for services and financing, net	1,539	--
Interest rate swap valuation	88	--
Long-term debt incurred for purchase of property and equipment	--	349

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, for the six months ended June 30, 2001)

(Amounts in thousands,	Preferred Stock	Common Stock	Additional Paid-In	Interest	Accumulated	Common Stock Held In	Total Stockholders'
except for share amounts)	Shares	Amount	Shares	Amount	Capital	Rate Swap	Deficit	Treasury	Equity

Balance at December 31, 2000	4,187	$ --	23,429,759	$ 23	$ 45,328	$ --	$ (21,469)	$ (1,862)	$ 22,020

Comprehensive loss:
Net loss	--	--	--	--	--	--	(1,318)	--	(1,318)
Other Comprehen- sive loss:
Interest rate swap	--	--	--	--	--	(88)	--	--	(88)

Comprehensive loss	--	--	--	--	--	--	--	--	(1,406)

Issuance of Common Stock for Preferred Stock dividend	--	--	105,175	--	155	--	--	--	155
Issuance of Common Stock for cash and services	--		368,407	1	624	--	--	--	625
Conversion of Pre- ferred Stock to Common Stock	(1,735)	--	1,156,666	1	(1)	--	--	--	--
Issuance of Common Stock in conjunction with acquisition	--	--	1,944,242	2	2,914	--	--	--	2,916
Proceeds from the Private Placement Offering	--		--	--	4,206	--	--	--	4,206
Exchange of Preferred Stock Series 14, 15 & 16 for Series 17	48	--	--	--	--	--	--	--	--
Issuance of Warrants for Services					17				17
Issuance of Warrants in conjunction with financing	--	--	--	--	1,756	--	--	--	1,756

Balance at June 30, 2001	2,500	$--	27,004,249	$27	$54,999	$(88)	$(22,787)	$(1,862)	$30,289

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000.

1.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

2.	Earnings Per Share

Basic EPS is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS includes the dilutive effect of potential common shares. Diluted loss per share for the three months ended June 30, 2001, and the six months ended June 30, 2001 and 2000, does not include potential common shares as their effect would be anti-dilutive.

The following is a reconciliation of basic net income (loss) per share and diluted net income (loss) per share for the three months and six months ended June 30, 2001 and 2000:

Three Months Ended June 30,	Six Months Ended June 30,

2001	2000	2001	2000

Net income (loss) applicable to Common Stock - basic	$ (746)	$ 262	$ (1,318)	$ (229)
Effect of dilutive securities - Preferred Stock dividends	--	50	--	--

Net income (loss) applicable to Common Stock - diluted	$ (746)	$ 312	$ (1,318)	$ (229)

Basic net income (loss) per share	$ (.03)	$ .01	$ (.06)	$ (.01)

Diluted net income (loss) per share	$ (.03)	$ .01	$ (.06)	$ (.01)

Weighted average shares outstanding - basic	22,910	21,709	22,711	21,279
Potential shares exercisable under stock option plans	--	1,148	--	--
Potential shares upon exercise of Warrants	--	441	--	--
Potential shares upon conversion of Preferred Stock	--	2,791	--	--

Weighted average shares outstanding - diluted	22,910	26,089	22,711	21,279

8

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options	2,095,949	397,449	2,095,949	1,783,949
Upon exercise of Warrants	7,602,329	4,424,963	7,602,329	4,904,963
Upon conversion of Preferred Stock	1,666,667	--	1,666,667	2,791,333

3.	Discontinued Operations

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

The accrued environmental and closure costs related to PFM total $694,000 as of June 30, 2001, a decrease of $94,000 from the December 31, 2000, accrual balance. This reduction was principally a result of the specific costs related to general closure and remedial activities, including groundwater remediation, and agency and investigative activities, ($14,000), and the general operating losses, including indirect labor, materials and supplies, incurred in conjunction with the above actions ($80,000). The general operating losses do not reflect management fees charged by the Company. The environmental liability represents the best estimate of the cost to complete the groundwater remediation at the site (including operating expenses during such remediation period) of approximately $474,000, and the costs to complete the facility closure activities (including agency and investigative activities) totaling approximately $220,000.

4.	Acquisition

On June 25, 2001, the Company completed the acquisition of East Tennessee Materials and Energy Corporation, a Tennessee corporation ("M&EC"), pursuant to the terms of the Stock Purchase Agreement, dated January 18, 2001, (the "Purchase Agreement"), between the Company, M&EC, all of the shareholders of M&EC and Bill Hillis. Pursuant to the terms of the Purchase Agreement, all of the outstanding voting stock of M&EC was acquired by the Company and M&EC with (a) M&EC acquiring 20% of the outstanding shares of voting stock of M&EC (held as treasury stock), and (b) the Company acquiring all of the remaining outstanding shares of M&EC voting stock (collectively, the "M&EC Acquisition"). As a result, the Company now owns all of the issued and outstanding voting capital stock of M&EC.

The purchase price paid by the Company for the M&EC voting stock was approximately $2,396,000, which was paid by the Company issuing 1,597,576 shares of the Company's Common Stock to the shareholders of M&EC, with each share of Common Stock having an agreed value of $1.50, the closing price of the Common Stock as represented on the NASDAQ on the date of the initial letter of intent relating to this acquisition. In addition, as partial consideration of the M&EC Acquisition, M&EC issued shares of its newly created Series B Preferred Stock to shareholders of M&EC having a stated value of approximately $1,285,000. The Series B Preferred Stock is non-voting and non-convertible, has a $1.00 liquidation preference per share and may be redeemed at the option of M&EC at any time after one year from the date of issuance for the per share price of $1.00. Following the first 12 months after the original issuance of the Series B Preferred Stock, the holders of the Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of M&EC out of legally available funds, dividends at the rate of

5% per year per share applied to the amount of $1.00 per share, which shall be fully cumulative. As a condition to the closing of the acquisition, the Company also issued 346,666 shares of the Company's Common Stock to certain creditors of M&EC in satisfaction of $520,000 of M&EC's liabilities.

Prior to the date of acquisition, the Company was operating under a subcontract agreement for the design and construction of M&EC's facility. Pursuant to the subcontract agreement, the Company, as of the date of acquisition, had loaned and advanced M&EC approximately $2.3 million for working capital purposes and had billed approximately $9.8 million related to the construction of the new facility. At the date of closing, the Company advanced funds to M&EC to pay certain liabilities to the IRS, 401(k) plans and several debt holders, in the aggregate amount of $2,048,000. During 2001, the net cash used for acquisition, including the above noted construction and advanced funds, totaled approximately $10,083,000.

As a condition to the closing of the M&EC Acquisition, M&EC entered into an installment agreement with the Internal Revenue Service (the "IRS") relating to various withholding taxes owing by M&EC in the amount of approximately $923,000 ("M&EC Installment Agreement"). The M&EC Installment Agreement provides for the payment of such withholding taxes over a term of approximately eight years. In addition, as a condition to such closing, one of M&EC's shareholders, Performance Development Corporation, a Tennessee corporation ("PDC") and two corporations affiliated with PDC, PDC Services Corporation ("PDC Services") and Management Technologies, Inc. ("MTI") each entered into an installment agreement with the IRS relating to withholding taxes owing by each of PDC, PDC Services and MTI ("PDC Installment Agreement"). The PDC Installment Agreement provides for the payment of semi-annual installments over a term of eight years in the aggregate amount of approximately $3,714,000. The M&EC Installment Agreement and the PDC Installment Agreement provides that (a) the Company does not have any liability for any taxes, interest or penalty with respect to M&EC, PDC, PDC Services or MTI; (b) M&EC will be solely liable for paying the obligations of M&EC under the M&EC Installment Agreement; (c) the IRS will not assert any liability against the Company, M&EC or any current or future related affiliate of the Company for any tax, interest or penalty of PDC, PDC Services or MTI; and (d) as long as the payments of M&EC under its installment agreement are made timely, pursuant to the terms of the installment agreement, the IRS will not file a notice of a federal tax lien, change or cancel the installment agreement, or take any other type of action against M&EC with respect to the withholding taxes and interest set forth in the installment agreement. The Company did not acquire any interest in PDC, PDC Services or MTI.

Prior to the closing of the M&EC Acquisition, PDC had advanced monies to, and performed certain services for M&EC totaling an aggregate of $3.7 million. In payment of such advances and services and as a condition to closing, M&EC issued a Promissory Note, dated June 7, 2001, to PDC in the principal amount of approximately $3.7 million. The promissory note is payable over eight years to correspond to payments due to the IRS under the PDC Installment Agreement. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

In connection with the closing of the M&EC Acquisition, the Company also made certain corrective contributions to M&EC's 401(k) Plan and to the 401(k) Plan of PDC. The total amount of corrective contributions made to the M&EC 401(k) Plan and the PDC 401(k) Plan was $1.8 million. The Company utilized a portion of the proceeds of its private placement offering described in Note 7 and a portion of its working capital line of credit to fund the corrective contributions to the 401(k) Plans described above.

The acquisition was accounted for using the purchase method effective June 25, 2001, and accordingly, the fair value of the assets and liabilities of M&EC as of this date are included in the accompanying consolidated financial statements. As of June 25, 2001, the Company has performed a preliminary purchase price allocation based upon information available as of this date. Accordingly, the purchase price has been preliminarily allocated to the net assets and net liabilities of M&EC based on their estimated fair values. Included in this preliminary allocation were assets of approximately $18,160,000, liabilities of approximately $11,171,000 and $12,124,000 due to the Company from M&EC pursuant to its subcontract agreement, against total consideration of $4,014,000, consisting of $2,396,000 for Common Stock issued, $1,284,730 for M&EC Preferred Series B liquidation value and $332,000 for the forgiveness of a receivable from an M&EC related party. This preliminary allocation has resulted in intangible permits of $9,149,000. The intangible permits are being amortized on a straight line basis over 10 years. The preliminary purchase price allocation is subject to completing the valuation of certain assets, which have not been finalized, and may or may not result in a change to the estimated fair market values assigned. The results of the acquired businesses have been included in the consolidated financial statements since the date of acquisition.

We accrued for the estimated closure costs, determined pursuant to RCRA guidelines, for the acquired facility. This accrual, recorded at $2,025,000, represents the potential future liability to close and remediate the facility, should such a cessation of operations ever occur. No insurance or third party recovery was taken into account in determining our cost estimates or reserve, nor do our cost estimates or reserve reflect any discount for present value purposes.

M&EC has recently completed the construction of its low-level radioactive and hazardous waste ("mixed waste") treatment facility in Oak Ridge, Tennessee. The 125,000 square-foot facility, located on the grounds of the Oak Ridge K-25 Weapons Facility of the Department of Energy ("DOE"), will use Perma-Fix's various proprietary technologies to treat mixed waste coming from governmental, institutional and commercial generators nationwide. M&EC operates under both a hazardous waste treatment and storage permit and a license to store and treat low-level radioactive waste, one of only a few such facilities in the country. M&EC also has three subcontracts with Bechtel-Jacobs Company, LLC, DOE's site manager, which were awarded in 1998 and covers the treatment of millions of cubic feet of legacy, operational and remediation nuclear waste. The facility began accepting waste in June 2001, and is expected to be fully operational in the third quarter of 2001.

The following unaudited pro forma information presents the consolidated statement of operations of the Company as if the acquisition had taken place on January 1, 2000. M&EC had a December 31 fiscal year end and therefore, their results for the year ended December 31, 2000, have been consolidated with our results for the year ended December 31, 2000. M&EC results for the six months ended June 30, 2001 and 2000, have been consolidated with our results for the six months ended June 30, 2001 and 2000.

	Year Ended	Six Months Ended
	December 31,	June 30,
(Amount in thousands, except per share amounts (unaudited))	2000	2001	2000

Net revenues	$60,047	$36,719	$28,633
Net loss applicable to Common Stock	(2,883)	(2,380)	(1,386)
Net loss per share:
Basic	(.12)	(.10)	(.06)
Diluted	(.12)	(.10)	(.06)
Weighted average number of common shares outstanding
Basic	23,502	24,601	23,223
Diluted	23,502	24,601	23,223

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of intangible permits, additional dividend expense on the Series B Preferred and elimination of interest expense related to debt retired with Common Stock. They do not purport to be indicative of the results of operations that actually would have resulted on the date indicated, or which may result in the future.

5.	Long-term Debt

Long-term debt consists of the following at June 30, 2001, and December 31, 2000 (in thousands):

June 30, 2001 (Unaudited)	December 31, 2000

Revolving credit facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest payable monthly at prime rate plus 1%
(7.75% at June 30, 2001), balance due December 2005.	$ 6,180	$ 7,078
Term Loan Agreement dated December 22, 2000, payable in equal monthly installments of principal of $83, balance due in December 2005, variable interest payable monthly at prime rate plus 1-1/2% (8.25 % at June 30, 2001).	6,583	7,000
Revolving loan facility dated January 15, 1998, as amended May 27, 1999, repaid December 22, 2000, variable interest paid monthly at prime rate plus 1 3/4% (11.25% at December 31, 2000).	--	(1,253)
Three promissory notes dated May 27, 1999, payable in equal monthly installments of principal and interest of $90 over 60 months, due June 2004, interest at 5.5% for first three years and 7% for remaining two years.	2,960	3,413
Promissory note dated July 14, 2000, as amended December 19, 2000, payable in a lump sum of principal and interest on July 1, 2001, interest payable at an annual rate of 10%.	750	750
Promissory note dated August 29, 2000, as amended December 19, 2000, repaid in full effective July 9, 2001 through conversion to Common Stock, interest payable at an annual rate of 12%.	3,000	3,000
Promissory note dated August 31, 2000, payable in lump sum August 2005, interest payable annually at 7%.	3,500	3,500
Term loan agreement dated January 31, 2001, repaid in full on July 31, 2001, interest payable monthly at an annual interest rate of 13.75%	6,000	--
Promissory note dated June 25, 2001, payable in semiannual installments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable federal rate determined under the IRS Code Section and is payable in lump sum at the end of installment period (9.0% on June 30, 2001)	3,674	--
Promissory note dated June 25, 2001, payable in semiannual installments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable federal rate determined under the IRS Code Section and is payable in lump sum at the end of installment period (9.0% on June 30, 2001)	913	--
Various capital lease and promissory note obligations, payable 2001 to 2005, interest at rates ranging from 7.5% to 13.0%.	2,168	2,002

	35,728	25,490
Less current portion of revolving loan and term note facility	1,000	1,000
Less current portion of long-term debt	2,894	5,402

	$ 31,834	$ 19,088

On December 22, 2000, the Company entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank. The Agreement provides for a term loan in the amount of $7,000,000, which requires principal repayments based upon seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. Payments commenced on February 1, 2001. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at anyone time of $15,000,000. The Revolving Credit advances are subject to limitations of an amount up to the sum of a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and d) up to 50% of acceptable unbilled amounts aged up to 60 days, less e) reserves Agent reasonably deems proper and necessary. The Revolving Credit advances shall be due and payable in full on December 22, 2005.

Pursuant to the Agreement the Term Loan bears interest at a floating rate equal to the prime rate plus 1 1/2%, and the Revolving Credit at a floating rate equal to the prime rate plus 1%. The Company incurred approximately $2,160,000 in financing fees relative to the solicitation and closing of this Agreement which are being amortized over the term of the Agreement. Included in such financing fees are (i) PNC commitment fees of $220,000, (ii) investment banking fees of $429,000, (iii) investment banking Warrants valued at $867,000 (non-cash), (iv) legal fees of approximately $245,000 and (v) appraisals, valuations and other closing related expenses of approximately $399,000. The Agreement also contains certain management and credit limit fees payable throughout the term. The loans are subject to a prepayment fee of 1 1/2% in the first year, 1% in the second and third years and 3/4% after the third anniversary until termination date.

As security for prompt payment and performance of the Agreement, the Company granted a security interest in all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and certain real property of the Company and subsidiaries. The Agreement contains affirmative covenants including, but not limited to, maintenance of indebtedness and collateral, management reports and disclosures and fair presentation of financial statements and disclosures. The Agreement also contains a tangible adjusted net worth covenant and a fixed charge coverage ratio covenant, both of which began effective March 31, 2001, as defined in the Agreement. As of June 30, 2001, the Company was in compliance with the covenants.

The proceeds of the Agreement were utilized to repay in full on December 22, 2000, the outstanding balance of the Company's previous revolver and term loan, and to repay in full the guaranteed promissory note to Waste Management Holding, dated August 31, 2000 in the principal amount of $2,500,000 as incurred pursuant to the DSSI acquisition. The balance of the previous revolving loan on December 22, 2000, as repaid pursuant to the PNC Agreement was $5,491,000. Subsequent to closing, additional funds in the amount of $1,253,000 were deposited in the previous revolver and subsequently forwarded to PNC in January 2001. The balance of the previous term loan on December 22, 2000, as repaid pursuant to the PNC Agreement, was $2,266,000.

In December 2000, the Company entered into an interest rate swap agreement related to its term loan, which has effectively fixed the interest rate on the notional amount of $3,500,000 of the floating rate $7,000,000 PNC term loan debt. The Company will pay the counter party interest at a fixed rate equal to the base rate of 6.25%, plus 4.00% for a period from December 22, 2000, through December 22, 2005. At June 30, 2001, the market value of the interest rate swap was in an unfavorable value position and was recorded as a liability of approximately $88,000.

Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of Perma-Fix of Orlando, Inc. ("PFO"), Perma-Fix of South Georgia, Inc. ("PFSG") and Perma-Fix of Michigan, Inc.

("PFMI"), a portion of the consideration was paid in the form of the Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of PFO, PFSG and PFMI. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years with the first installment due on July 1, 1999, and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $2,960,000 at June 30, 2001, of which $944,000 is in the current portion. Payments of such Promissory Notes are guaranteed by PFMI under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by PFMI. These Promissory Notes are subject to subordination agreements with the Company's senior and subordinated lenders.

On July 14, 2000, the Company entered into a letter agreement ("$750,000 Capital Loan Agreement") with Capital Bank-Grawe Gruppe AG (f/k/a RBB Bank Aktiengesellschaft) ("Capital Bank"), pursuant to which Capital Bank, acting as agent for certain investors who provided the funds, loaned (the "$750,000 Capital Loan") the Company the aggregate principal amount of $750,000, as evidenced by an unsecured promissory note (the "$750,000 Capital Promissory Note") in the face amount of $750,000, bearing an annual interest rate of 10.0% per annum. The purpose of the $750,000 Capital Loan is to provide interim financing to facilitate the acquisition of DSSI and M&EC (see Note 4) and to fund certain capital expansions at the Company's existing facilities. The principal amount of this Note and accrued interest thereon was initially payable in full upon the earlier of (i) December 31, 2000, or (ii) ten business days after the Company raises $3,000,000 or more through a private placement of capital securities. On December 19, 2000, this agreement was amended pursuant to the terms of the PNC Revolving Credit and Term Loan Agreement, which extended the due date of the principal and interest to July 1, 2001. The Company is currently negotiating an amendment to the date that the $750,000 Capital Loan is due. Capital Bank is subject to a standstill agreement whereby they agreed not to take any action to require the Company to pay the $750,000 Capital Loan until after July 1, 2003.

On August 29, 2000, the Company entered into a short term bridge loan agreement with Capital Bank in connection with the Company's acquisition of DSSI. This loan agreement (the "$3,000,000 Capital Loan Agreement") was between the Company and Capital Bank, pursuant to which Capital Bank, acting as agent for certain investors who provided the funds, loaned (the "$3,000,000 Capital Loan") the Company the aggregate principal amount of $3,000,000, as evidenced by a Promissory Note (the "$3,000,000 Capital Promissory Note") in the face amount of $3,000,000, having an initial maturity date of November 29, 2000 and bearing an annual interest rate of 12%. On December 19, 2000, this agreement was also amended pursuant to the terms of the PNC Revolving Credit and Term Loan Agreement, which extended the due date of the principal and interest to July 1, 2001. In July 2001 Capital Bank and the Company signed a debt for equity exchange agreement for the exchange of the $3,000,000 Capital Loan and all associated fees and interest for Common Stock, which agreement was consummated during August 2001 (see Note 10). Accordingly the $3,000,000 Capital Loan has been classified as long-term debt on the accompanying financial statement.

In connection with the $3,000,000 Capital Loan and subsequent amendment, the Company paid Capital Bank a fee of $15,000 and issued Capital Bank, as agent for the investors who loaned the money to the Company, certain Warrants, having a term of three (3) years, (i) on August 29, 2000, Warrants were issued for the purchase of up to 150,000 shares of the Company's Common Stock, par value $.001 per share (the "Common Stock"), at an exercise price of $1.50 per share, with Warrants containing a cashless exercise provision, (ii) on October 30, 2000, additional Warrants were issued for the purchase of up to 150,000 shares of Common Stock, at an exercise price of $1.625 per share, with Warrants containing a cashless exercise provision, (iii) on November 29, 2000, additional Warrants were issued for the purchase of up to 300,000 shares of Common Stock, at an exercise price of $1.875 per share, with Warrants containing a cashless exercise provision, (iv) on December 29, 2000, additional Warrants were issued for the purchase of up to 105,000 shares of Common Stock, at an exercise price of $1.42 per share, with Warrants containing a cashless exercise provision, (v) on January 31, 2001, additional Warrants were issued for the purchase of up to 105,000 shares of Common Stock, having a term of three (3) years, at an exercise price of $1.9688, with such Warrants containing a cashless exercise provision, (vi) on February 28, 2001, additional Warrants were issued for the purchase of up to 105,000 shares of Common Stock, having a term of three (3) years, at an exercise price of $1.9375, with such Warrants containing a cashless exercise provision, and (vii) on March 30, 2001, additional Warrants were issued for the purchase of up to 105,000 shares of Common Stock, having a term of three (3) years, at an exercise price of $1.8125, with such Warrants containing a cashless exercise provision. The Warrants issued had a Black-Scholes valuation of $234,000 and $344,000 for 2001 and 2000, respectively. Such Black-Scholes valuation was recorded as interest expense-Warrants.

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

On January 31, 2001, the Company entered into a definitive loan agreement (the "Loan Agreement"), with BHC Interim Funding, L.P. ("BHC"). Pursuant to the terms of the Loan Agreement, BHC agreed to lend to the Company the principal amount of $6 million (the "BHC Loan"), with $3.5 million of the BHC Loan funded at the closing of the BHC Loan on February 2, 2001, and an additional $2.5 million funded on March 9, 2001. The outstanding principal amount of the BHC Loan is payable on June 30, 2002, with interest payable monthly on the outstanding principal balance of the BHC Loan at the annual rate of $13.75%. The proceeds from the BHC Loan were used for the Company's working capital purposes and to assist in the funding of the M&EC construction activities. On July 31, 2001, $5,625,000 of the BHC Loan was paid in full and replaced with long term senior subordinated debt financing and the remaining $375,000 was repaid through working capital. Accordingly, $5,625,000 was reclassified as long-term debt at June 30, 2001(see Note 10).

In conjunction with the Company's acquisition of M&EC, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $913,000 dated June 7, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semi-annual basis on June 30 and December 31. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended. Such rate is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On June 30, 2001, the rate was 9% (see Note 4).

M&EC also issued a promissory note for a principal amount of $3.7 million to PDC, dated June 7, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semi-annual basis on June 30 and December 31. Interest is accrued at the applicable rate (9.00% on June 30, 2001) and payable in lump sum at the end of the loan period. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS (see Note 4).
6.	Preferred Stock Conversion and Exchange

The Company and Capital Bank-Grawe Gruppe AG (f/k/a RBB Bank Aktiengesellschaft) entered into a Conversion and Exchange Agreement, dated May 25, 2001, but effective as of April 6, 2001, whereby Capital Bank converted a portion of the Company's Preferred Stock owned of record by Capital Bank, as agent for certain of its accredited investors, for shares of the Company's Common Stock and exchanged the remaining Preferred Stock held by Capital Bank for shares of the Company's newly designated Series 17 Class Q Convertible Preferred Stock (the "Series 17 Preferred").

Prior to the consummation of the Conversion and Exchange Agreement, Capital Bank owned of record, as its agent for certain of its accredited investors, 1,769 shares of the Company's Series 14 Class N Convertible Preferred Stock (the "Series 14 Preferred"), 616 shares of the Company's Series 15 Class O Convertible Preferred Stock (the "Series 15 Preferred"), and 1,797 shares of the Company's Series 16 Class P Convertible Preferred Stock (the "Series 16 Preferred"). Capital Bank converted 1,314 shares of Series 14 Preferred and 416 shares of Series 15 Preferred into an aggregate of 1,153,333 shares of the Company's Common Stock. Capital Bank then exchanged the remaining shares of Series 14 Preferred, Series 15 Preferred, and Series 16 Preferred for a total of 2,500 shares of the Series 17 Preferred. As a result of the consummation of the Conversion and Exchange Agreement, no shares of Series 14 Preferred, Series 15 Preferred, or Series 16 Preferred remain outstanding. The terms of the Series 17 Preferred include, among other things, the following:

1.	The Series 17 Preferred may be converted into shares of Common Stock at any time at a conversion price of $1.50 per share, subject to adjustment as set forth in the Certificate of Designations relating to the Series 17 Preferred.
2.	The Series 17 Preferred has a "stated value" of $1,000 per share. The Corporation may, at its sole option, redeem, in whole or in part, at any time, and from time to time the then outstanding Series 17 Preferred at the following cash redemption prices if redeemed during the following periods: (a) within 12 months from June 1, 2001 - $1,100 per share, and (b) after June 1, 2002 - $1,200 per share. Upon any notice of redemption, Capital Bank shall have only five business days to exercise its conversion rights regarding the redeemed shares.
3.	Capital Bank is entitled to receive if, when and as declared by the Board of Directors of the Company out of funds legally available therefore, cumulative dividends at an annual dividend rate, of 5% of the Liquidation Value for each share of the Series 17 Preferred then issued and outstanding as of the acceptable declaration of such dividend, payable semiannually within 10 business days after each subsequent June 30 and December 31. Dividends shall be payable in cash or shares of the Company's Common Stock, at the Company's option. The Liquidation Value is $1,000 per share, subject to adjustment.

The issuance of the Series 17 Preferred under the terms of the Conversion and Exchange Agreement was made in a private placement under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended. The Warrants previously issued to Capital Bank in connection with the Series 14 Preferred, Series 15 Preferred, and Series 16 Preferred have not changed. The Company performed a calculation of the fair value of the new Series 17 Preferred and determined that it does not exceed the fair value of the exchanged Series of Preferred (Series 14, 15 and 16) and therefore no additional or Preferred Stock dividends were recorded as a result of this exchange.

7.	Capital Stock - Private Placement Offering

On April 6, 2001, the Company commenced a private placement offering of units (the "Offering") to accredited investors. Each unit is comprised of one share of the Company's Common Stock and one Warrant to purchase one share of Common Stock. The purchase price for each unit was $1.75, and the exercise price of each Warrant included in the units is $1.75, subject to adjustment under certain conditions. On June 15, 2001, the Company revised the offering terms to comply with NASDAQ requirements. The maximum units were reduced to 4.4 million from the original 5 million. The amendment also required the Company to obtain shareholder approval prior to exercising the Warrants issued as part of the units. The Offering was made pursuant to an exemption from registration under Section 4(2) of the Securities Act of

1933, as amended (the "Act"), and/or Rule 506 of Regulation D promulgated under the Act. The Offering was made only to accredited investors through one or more broker/dealer placement agents.

As of June 30, 2001, 2,697,428 units were accepted for an aggregate purchase price of $4,720,000. However, as of the end of the quarter, the Common Stock pursuant to these units had not yet been issued. Expenses related to the offering subscriptions in the quarter ended June 30, 2001, were approximately $514,000. The remaining units were accepted in July 2001 which resulted in the acceptance of 4,397,566 units of the maximum 4.4 million units, for an aggregate purchase price of $7,696,000.

8.	Commitments and Contingencies

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

9.	Business Segment Information

Pursuant to FAS 131, we define an operating segment as:

*	A business activity from which we may earn revenue and incur expenses;
*	Whose operating results are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and
*	For which discrete financial information is available.

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

The Nuclear Waste Management Services segment, which provides treatment, storage, processing and disposal services including research, development, and on and off-site waste remediation of nuclear mixed and low-level radioactive waste through our three TSD facilities; Perma-Fix of Florida, Inc., East Tennessee Materials & Energy Corporation ("M&EC") and Diversified Scientific Services, Inc. M&EC was acquired by the Company effective June 25, 2001, and represents a newly constructed facility which is planned to be operational by the third quarter of 2001. We provide through Perma-Fix, Inc. on-site waste treatment services to treat certain types of mixed waste at various governmental agencies.

The Consulting Engineering Services segment provides environmental engineering and regulatory compliance services through Schreiber, Yonley & Associates, Inc. which includes oversight management of environmental restoration projects, air and soil sampling and compliance and training activities, as well as, engineering support as needed by our other segments.

The tables below present certain financial information by business segment for the quarter and six months ended June 30, 2001 and 2000, and excludes the results of operations of the discontinued operations.

Segment Reporting for the Quarter Ended 06/30/01

	Industrial Waste Services	Nuclear Waste Services	Engineering	Segments Total	Corporate Other(2)		Consolidated Total

Revenue from external customers
Intercompany revenues
Interest income
Interest expense
Interest expense-Warrants
Interest expense-financing fees
Depreciation and amortization
Segment profit (loss)
Segment assets(1)
Expenditures for segment assets	$ 10,040 1,094 6 248 -- -- 653 (216) 41,660 398	$ 6,968 883 -- 491 -- 451 319 (592) 45,742 252	$ 832 48 -- 10 -- -- 23 62 2,419 5	$ 17,840 2,025 6 750 -- 451 995 (746) 89,821 655	$ -- -- 2 70 (7) 114 20 -- 5,323 1	(4) (3)	$ 17,840 2,025 8 819 (7) 565 1,015 (746) 95,144 656

Segment Reporting for the Quarter Ended 06/30/00

	Industrial Waste Services	Nuclear Waste Services	Engineering	Segments Total	Corporate Other(2)		Consolidated Total

Revenue from external customers Intercompany revenues Interest income Interest expense Interest expense-financing fees Depreciation and amortization Segment profit (loss) Segment assets(1) Expenditures for segment assets	$ 12,158 1,116 7 305 -- 708 280 44,792 775	$ 1,478 85 -- 46 -- 107 (74) 6,116 177	$ 856 27 -- 15 -- 20 56 2,688 37	$ 14,492 1,228 7 366 -- 835 262 53,596 989	$ -- -- 3 75 14 17 -- 1,681 11	(3)	$ 14,492 1,228 10 441 14 852 262 55,277 1,000

Segment Reporting for the Six Months Ended 06/30/01

	Industrial Waste Services	Nuclear Waste Services	Engineering	Segments Total	Corporate Other(2)		Consolidated Total

Revenue from external customers
Intercompany revenues
Interest income
Interest expense
Interest expense-Warrants
Interest expense-financing fees
Depreciation and amortization
Segment profit (loss)
Segment assets(1)
Expenditures for segment assets	$ 20,018 2,071 12 514 -- 6 1,333 (1,213) 41,660 589	$ 14,898 2,425 -- 820 -- 601 614 35 45,742 422	$ 1,636 85 -- 24 -- -- 45 101 2,419 9	$ 36,552 4,581 12 1,360 -- 607 1,992 (1,077) 89,821 1,020	$ -- -- 4 177 234 216 40 (241) 5,323 1	(4) (3)	$ 36,552 4,581 16 1,535 234 823 2,032 (1,318) 95,144 1,021

Segment Reporting for the Six Months Ended 06/30/00

	Industrial Waste Services	Nuclear Waste Services	Engineering	Segments Total	Corporate Other(2)		Consolidated Total

Revenue from external customers Intercompany revenues Interest income Interest expense Interest expense-financing fees Depreciation and amortization Segment profit (loss) Segment assets(1) Expenditures for segment assets	$ 23,243 2,153 14 595 -- 1,417 (103) 44,792 1,492	$ 3,015 175 -- 82 -- 223 (269) 6,116 200	$ 1,823 78 -- 28 -- 40 143 2,688 49	$ 28,081 2,406 14 705 -- 1,680 (229) 53,596 1,742	$ -- -- 7 146 28 34 -- 1,681 44	(3)	$ 28,081 2,406 21 851 28 1,714 (229) 55,277 1,785

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2) Amounts reflect the activity for corporate headquarters and the activity for Perma-Fix of Memphis, Inc. ("PFM"), which is a discontinued operation, not included in the segment information (see Note 3).

(3) Amounts include segment assets for PFM of $33,000 and $48,000 for 2001 and 2000, respectively.

(4) Amount reflects interest expense-Warrants not allocated to the operating segments.

10.	Subsequent Events

Debt for Equity Exchange

The Company entered into an agreement (the "Exchange Agreement") with Capital Bank-Grawe Gruppe AG (f/k/a RBB Bank Aktiengesellschaft), organized under the laws of Austria ("Capital Bank"), to issue to Capital Bank, as agent for certain of its accredited investors, 1,893,505 shares of the Company's Common Stock and a Warrant to purchase up to 1,839,405 shares of Common Stock at an exercise price of $1.75 per share (the "Capital Bank Warrant"), in satisfaction of all amounts due or to become due under the Loan Agreement, dated August 29, 2000, between the Company and Capital Bank (the "$3 Million Loan") and a related Unsecured Promissory Note, dated August 29, 2000, issued by the Company in favor of Capital Bank in the original principal amount of $3,000,000 (the "$3 Million Note"), including the Company's obligations to issue to Capital Bank shares of Common Stock if the $3 Million Note was not paid by certain due dates. The $3 Million Note became due on July 1, 2001. The Exchange Agreement was not signed by the Company until July 17, 2001, but is agreed to be effective as of July 9, 2001. The Exchange Agreement was closed on or about August 6, 2001.

Upon the closing of the Exchange Agreement, the Company (a) paid to Capital Bank a closing fee of $325,000, payable $75,000 cash and by the issuance by the Company of 105,932 shares of the Company's Common Stock, such number of shares being equal to the quotient of $250,000 divided by the last closing bid price of the Common Stock as quoted on the NASDAQ on June 26, 2001, and (b) issued certain five year Warrants for the purchase of up to 625,000 shares of Common Stock at a purchase price of $1.75 per share.

Senior Subordinated Debt
 On July 31, 2001, the Company issued approximately $5.6 million of its 13.50% Senior Subordinated Notes due July 31, 2006 (the "Notes"). The Notes were issued pursuant to the terms of a Note and Warrant Purchase Agreement, dated July 31, 2001 (the "Purchase Agreement"), between the Company, Associated Mezzanine Investors - PESI, L.P. ("AMI"), and Bridge East Capital, L.P. ("BEC"). The Notes are unsecured and are unconditionally guaranteed by the subsidiaries of the Company. The Company's payment obligations under the Notes are subordinate to the Company's payment obligations to its primary lender and to certain other debts of the Company up to an aggregate amount of $25 million. The net proceeds from the sale of the Notes were used to repay the BHC Interim Funding, L.P. short-term loan agreement (see Note 5).

Under the terms of the Purchase Agreement, the Company also issued to AMI and BEC Warrants to purchase up to 1,281,731 shares of the Company's Common Stock ("Warrant Shares") at an initial exercise price of $1.50 per share (the "Warrants"), subject to adjustment under certain conditions. The Warrants may be exercised at any time during a seven-year term and provide for cashless exercise. The number of shares issuable upon exercise of the Warrants is subject to adjustment pursuant to certain anti-dilution provisions.

The Notes may be prepaid at any time, subject to a 13.50% premium prior to July 31, 2003, a 6.75% premium prior to July 31, 2004, a 3.375% premium prior to July 31, 2005, and no premium thereafter. Upon a Change of Control of the Company (as defined in the Purchase Agreement) or if Dr. Louis F. Centofanti ceases for any reason to be the President and Chief Executive Officer of the Company, the holders of the Notes have the option to require the Company to prepay all amounts owing under the Notes plus, if the prepayment is a result of a Change of Control, the applicable prepayment premium.

The holders of at least 25% of the Warrants or the Warrant Shares may, at any time and from time to time during the term of the Warrants, request on two occasions registration with the Securities and Exchange Commission of the Warrant Shares. In addition, the holders of the Warrants are entitled, subject to certain conditions, to include the Warrant Shares in a registration statement covering other securities which the Company proposes to register.

In connection with the sale of the Notes, Ann L. Sullivan Living Trust, dated September 6, 1978, and the Thomas P. Sullivan Living Trust, dated September 8, 1978 (collectively the "Sullivan Trusts") each have entered into a certain Subordination Agreement, dated July 30, 2001. Thomas P. Sullivan, a trustee of the Thomas P. Sullivan Living Trust, is a director of the Company. Under the terms of the Subordination Agreement, the Sullivan Trusts have subordinated all amounts owing by the Company to the Sullivan Trusts in favor of the Company's obligations under the Notes. Notwithstanding the subordination, the Company may (a) as long as no event of default under the Purchase Agreement has occurred and is continuing and if such payments would not create an event of default, continue to make regularly scheduled payments of principal and interest owing under certain promissory notes, dated May 28, 1999, in the original aggregate principal amount of $4.7 million, which were issued to the Sullivan Trusts in connection with the Company's acquisition of Perma-Fix of Michigan, Inc., Perma-Fix of South Georgia, Inc., and Perma-Fix of Orlando, Inc.; and (b) make such payments as may be required pursuant to a certain Mortgage, dated May 28, 1999, by Perma-Fix of Michigan, Inc. in favor of the Sullivan Trusts. The outstanding principal amount due to the Sullivan Trusts is approximately $2.9 million.

The Notes and Warrants were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and/or Rule 506 of Regulation D promulgated under the Act, and, therefore, were not registered under the Act. Accordingly, the Notes may not be offered or sold in the United States absent registration or pursuant to an applicable exemption from the registration requirements of the Act. The Company paid closing fees of $200,000 to AMI and $75,000 to Bridge East Management, LLC The Company also paid other closing fees of approximately $530,000 in addition to the Company's other expenses relating to this transaction.

In connection with the sale of the Notes, the Company, AMI, and BEC entered into an Option Agreement, dated July 31, 2001 (the "Option Agreement"). Pursuant to the Option Agreement, the Company granted each Purchaser an irrevocable option requiring the Company to purchase any or all of the Warrants or the shares of Common Stock issuable under the Warrants (the "Warrant Shares") then held by the Purchaser (the "Put Option"). The Put Option may be exercised at any time commencing July 31, 2004, and ending

July 31, 2008. In addition, each Purchaser granted to the Company an irrevocable option to purchase all the Warrants or the Warrant Shares then held by the Purchaser (the "Call Option"). The Call Option may be exercised at any time commencing July 31, 2005, and ending July 31, 2008. The purchase price under the Put Option and the Call Option is based on the quotient obtained by dividing (a) the sum of six times the Company's consolidated EBITDA for the period of the 12 most recent consecutive months minus Net Debt plus the Warrant Proceeds by (b) the Company's Diluted Shares (as the terms EBITDA, Net Debt, Warrant Proceeds, and Diluted Shares are defined in the Option Agreement).

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
*	ability or inability to continue and improve operations and become profitable on an annualized basis;
*	the Company's ability to develop or adopt new and existing technologies in the conduct of its operations;
*	anticipated financial performance;
*	ability to comply with the Company's general working capital requirements;
*	ability to retain or receive certain permits or patents;
*	ability to be able to continue to borrow under the Company's revolving line of credit;
*	ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and the Company's facilities in Memphis, Tennessee; Valdosta, Georgia and Detroit Michigan;
*	ability to remediate certain contaminated sites for projected amounts;
*	M&EC to be fully operational by the third quarter of 2001;
*	strategy to obtain higher margin business;
*	ability to fund budgeted capital expenditures for 2001;
*	cost of remediating certain contaminated sites;
*	acquisition of M&EC could add approximately $10 million in additional revenues for the Company for 2001; and
*	all other statements which are not statements of historical fact.

While the Company believes the expectations reflected in such Forward-Looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to:
*	general economic conditions;

-24-

*	material reduction in revenues;
*	inability to collect in a timely manner a material amount of receivables;
*	increased competitive pressures;
*	the ability to maintain and obtain required permits and approvals to conduct operations;
*	the ability to develop new and existing technologies in the conduct of operations;
*	discovery of additional contamination or expanded contamination at a certain Dayton, Ohio, property formerly leased by the Company or the Company's facilities at Memphis, Tennessee; Valdosta, Georgia and Detroit Michigan, which would result in a material increase in remediation expenditures;
*	determination that PFM is the source of chlorinated compounds at the Allen Well Field;
*	changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such;
*	potential increases in equipment, maintenance, operating or labor costs;
*	management retention and development;
*	the requirement to use internally generated funds for purposes not presently anticipated;
*	inability to become profitable;
*	the inability to secure additional liquidity in the form of additional equity or debt;
*	the commercial viability of our treatment processes;
*	the determination that PFMI or PFO was responsible for a material amount of remediation at certain Superfund sites; and
*	the general contractor or the DOE's failure to comply with the current contracts related to M&EC.

The Company undertakes no obligations to update publicly any Forward-Looking statement, whether as a result of new information, future events or otherwise.

Results of Operations
The table below should be used when reviewing management's discussion and analysis for the three and six months ended June 30, 2001 and 2000:

Three Months Ended June 30,	Six Months Ended June 30,

Consolidated (amounts in thousands)	2001	%	2000	%	2001	%	2000	%

Net Revenues
Cost of Goods Sold	$17,840	100.0	$14,492	100.0	$36,552	100.0	$28,081	100.0
Gross Profit	12,734	71.4	10,007	69.1	26,257	71.8	19,549	69.6

	5,106	28.6	4,485	30.9	10,295	28.2	8,532	30.4

Selling, General & Administrative	3,435	19.3	2,927	20.2	6,905	18.9	6,180	22.0
Depreciation/Amortization	1,015	5.7	852	5.9	2,032	5.6	1,714	6.1

Income from operations	$ 656	3.7	$ 706	4.8	$ 1,358	3.7	$ 638	2.3

Interest Expense	$ (819)	(4.6)	$ (441)	(3.0)	$(1,535)	(4.2)	$ (851)	(3.0)
Interest Expense - Warrants	7	-	-	-	(234)	(0.6)	-	-
Interest Expense - Finance Fees	(565)	(3.2)	(14)	(0.1)	(823)	(2.3)	(28)	(0.1)
Preferred Stock Dividends	(32)	(0.2)	(50)	(0.3)	(82)	(0.2)	(104)	(0.4)

Summary -- Three and Six Months Ended June 30, 2001 and 2000
We provide services through three reportable operating segments. The Industrial Waste Management Services segment is engaged in on-and off-site treatment, storage, disposal and processing of a wide variety of by-products and industrial, hazardous and non-hazardous wastes. This segment competes for materials and services with numerous regional and national competitors to provide comprehensive and cost-effective waste management services to a wide variety of customers in the Midwest, Southeast and Southwest regions of the country. We operate and maintain facilities and businesses in the waste by-product brokerage, on-site treatment and stabilization, and off-site blending, treatment and disposal industries. The Nuclear Waste Management Services segment provides treatment, storage, processing and disposal services of nuclear mixed and low-level radioactive wastes, including research, development and on-site and off-site waste remediation. The presence of nuclear and low-level radioactive constituents within the waste streams processed by this segment create different and unique operational, processing and permitting/licensing requirements from those contained within the Industrial Waste Management Services segment. On June 25, 2001, we completed the acquisition of M&EC. We anticipate M&EC to be fully operational during the third quarter of 2001, and when fully operational, we anticipate that M&EC will have a favorable material impact on the Company's revenues. Our Consulting Engineering Services segment provides a wide variety of environmental related consulting and engineering services to industry and government. The Consulting Engineering Services segment provides oversight management of environmental restoration projects, air and soil sampling, compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities.

Consolidated net revenues increased to $17,840,000 from $14,492,000 for the quarter ended June 30, 2001, as compared to the same quarter in 2000. This increase of $3,348,000 or 23.1% is principally attributable to the additional revenues resulting from the acquisition of Diversified Scientific Services, Inc. ("DSSI"), effective August 31, 2000, which contributed approximately $2,110,000 to this increase. Additionally, the M&EC mixed waste subcontract work performed by PFI in Oak Ridge contributed $3,119,000 to this increase. The Perma-Fix of Florida, Inc. ("PFF") facility also showed an increase for the quarter of $260,000 which was due to growth in mixed waste revenues. Offsetting these increases, were decreases in the Industrial Waste Management Services segment totaling approximately $2,118,000 and Consulting Engineering Services segment totaling approximately $23,000. The decreases experienced in the Industrial Waste Management Services segment were a result of the expiration of government contracts, a refocus of this segment to target higher margin business and the impact of the downturn in the economy during the early part of 2001. Consolidated net revenues increased to $36,552,000 from $28,081,000 for the six-month period ended June 30, 2001. This increase of $8,471,000 or 30.2% is attributable to the additional revenues resulting from the acquisition of DSSI which contributed approximately $4,895,000 to this increase and the M&EC mixed waste subcontract work performed by PFI in Oak Ridge which contributed $6,985,000. Offsetting these increases, were decreases in the Industrial Waste Management Services segment totaling approximately $3,224,000 and Consulting Engineering Services segment totaling approximately $185,000. The decreases were primarily due to the harsher weather conditions in the winter months and the impact of the downturn in the economy during late 2000 and early 2001. Additionally, the strategy to target higher margin business and the expiration of government contracts contributed to the decrease.

Cost of goods sold for the Company increased $2,727,000 or 27.2% for the quarter ended June 30, 2001, as compared to the quarter ended June 30, 2000. This consolidated increase in cost of goods sold reflects principally the increased operating, disposal and transportation costs, corresponding to the increased revenues from the acquisition of DSSI, as discussed above, which totaled $1,526,000 and the increased revenues from the M&EC mixed waste subcontract work performed by PFI in Oak Ridge which totaled $2,671,000. These increases were offset by decreases in operating costs in the Industrial Waste Management Services segment totaling $1,494,000 and decreases in the Consulting Engineering Services segment totaling $105,000 both of which correspond to the reduction in revenues for those segments. The resulting gross profit for the quarter ended June 30, 2001, increased $621,000 to $5,106,000 which as a percentage of revenue is 28.6%, reflecting a decrease over the corresponding quarter in 2000 percentage of revenue of 30.9%. This decrease in gross profit as a percentage of revenue was principally recognized within the Nuclear Waste Management Services segment, reflecting the impact of lower margins from the M&EC mixed waste subcontract work performed by PFI and the increased up front costs as this new segment ramps up to normal activities. Offsetting this decrease, however, was an increase in the Consulting Engineering Services segment from 28.5% in 2000 to 39.2% in 2001 reflecting the benefits from the restructuring and consolidation of our engineering businesses. Also offsetting the decrease was a modest increase in the Industrial Waste Management Services segment from 30.1% in 2000 to 30.3% in 2001. Cost of goods sold increased $6,708,000 or 34.3% for the six-month period ended June 30, 2001, as compared to the six-month period ended June 30, 2000. As with the quarter, this increase is a direct result of the increased operating, disposal and transportation costs, corresponding to the increased revenues from the acquisition of DSSI, which totaled $3,321,000 and the M&EC mixed waste subcontract work performed by PFI, which totaled $5,815,000. These increases were offset by decreases in operating costs in the Industrial Waste Management Services segment totaling $1,868,000 and decreases in the Consulting Engineering Services segment totaling $237,000, both of which correspond to the reduction in revenues for those segments. The resulting gross profit for the six months of 2001 increased $1,763,000 to $10,294,804, which as a percentage of revenue is 28.2%, reflecting a decrease over the corresponding six months in 2000 percentage of revenue of 30.4%. As with the quarter, this decrease in gross profit as a percentage of revenue was principally recognized within the Nuclear Waste Management Services segment reflecting the impact of subcontract work performed by PFI and the start-up costs within this segment, as discussed above. Additionally, the Industrial Waste Management Services segment experienced a decrease from 29.5% in 2000 to 27.5% in 2001 reflecting an increase in certain fixed costs due to expansion and startup activities for the processing of new wastewater streams at several facilities and increased transportation and utilities due to the harsher winters and higher fuel costs. Offsetting this decrease, however, was an increase in the Consulting Engineering segment from 32.0% in 2000 to 38.9% in 2001, reflecting the benefits from the restructuring and consolidation of our engineering businesses.

Selling, general and administrative expenses increased $508,000 or 17.4% for the quarter ended June 30, 2001, as compared to the quarter ended June 30, 2000. This increase principally reflects the impact of the acquisition of DSSI during August 2000, which resulted in an increase of $223,000 and the increased expenses associated with additional sales and marketing efforts as we continue to refocus the business segments into new environmental markets, such as nuclear and mixed waste. However, as a percentage of revenue, selling, general and administrative expense decreased to 19.2% for the quarter ended June 30, 2001, compared to 20.2% for the same period in 2000. Selling, general and administrative expenses also increased for the six-month period of 2001, as compared to 2000, by $725,000 or 11.7%. This increase principally reflects the impact of the DSSI acquisition during August 2000, discussed above, which resulted in an increase of $529,000 and the increased expenses associated with additional sales and marketing efforts discussed above. As a percentage of revenue, selling, general and administrative expense reflected a decrease to 18.9% for the six-month period ended June 30, 2001, compared to 22.0% for the same period of 2000.

Depreciation and amortization expense for the quarter ended June 30, 2001, reflects an increase of $163,000 as compared to the quarter ended June 30, 2000. This increase is attributable to a depreciation expense increase of $116,000 resulting from the DSSI facility, acquired effective August 31, 2000, and an amortization expense increase of $67,000 also related to the acquisition of DSSI. Offsetting this increase is a decrease in depreciation expense of $20,000 resulting from older assets being fully depreciated. Depreciation and amortization expense for the six-month period ended June 30, 2001, reflects an increase of $318,000 as compared to the same period of 2000. This increase is attributable to the acquisition of DSSI effective August 31, 2000, totaling $368,000, for which depreciation increased by $232,000 and amortization increased by $136,000. The offsetting decrease of $50,000 is related to assets becoming fully depreciated.

Interest expense increased $378,000 for the quarter ended June 30, 2001, as compared to the corresponding period of 2000. This increase reflects the impact of the acquisition of DSSI effective August 31, 2000. Two promissory notes executed in conjunction with the acquisition, comprising $6,000,000 of the purchase price, resulted in approximately $136,000 of additional interest expense. The remaining increase is a direct result of the interest expense on the BHC Interim Funding ("BHC") loan agreement which totaled $242,000, related to the expansion of our mixed waste facilities. Interest expense also increased by $684,000 for the six-month period ended June 30, 2001, as compared to the corresponding period of 2000. This increase also reflects the impact of DSSI which was acquired during August 2000. Two promissory notes executed in conjunction with the acquisition, comprising $6,000,000 of the purchase price, resulting in approximately $271,000 of additional interest expense. The remaining increase is a direct result of the interest expense on the BHC loan agreement which totaled $374,000 and the impact of the increased borrowing levels on the revolving and term loan with PNC Bank, National Association ("PNC"), which resulted in additional interest expense of $39,000.

Interest expense-Warrants for the six months ended June 30, 2001, was $234,000. This expense reflects the Black-Scholes pricing valuation for certain Warrants issued to Capital Bank pursuant to a promissory note ("$3,000,000 Capital Promissory Note") and an unsecured promissory note ("$750,000 Capital Promissory Note"). The notes require that certain Warrants be issued upon the initial execution of the note and at monthly intervals if the debt obligations to Capital have not been repaid in full. During 2001, the Company has issued 315,000 Warrants to Capital resulting in the above noted expense. See Note 5 of Notes to Consolidated Financial Statements for a further discussion of the Capital unsecured promissory notes.

Interest expense-financing fees increased approximately $551,000 for the quarter ended June 30, 2001, as compared to the corresponding period of 2000. This increase is due to the amortization of financing fees of $114,000 associated with the new credit facility and term loan with PNC and the amortization of financing fees of $451,000 for the BHC debt. Interest expense-financing fees also increased by approximately $795,000 for the six months ended June 30, 2001, as compared to the corresponding period of 2000. This increase is also due to the amortization of PNC financing fees of $216,000 and BHC financing fees of $601,000.

Preferred Stock dividends decreased $18,000 during the quarter ended June 30, 2001 as compared to the corresponding period of 2000. This decrease is due to the conversion of $1,730,000 (1,730 preferred shares) of the Preferred Stock into Common Stock in the second quarter of 2001. Additionally, Preferred Stock dividends decreased $22,000 for the six months period ended June 30, 2001, as compared to the corresponding period of 2000. This decrease is due to the conversion of Preferred Stock into Common Stock as stated above, in addition to the conversion of $5,000 (5 preferred shares) of Preferred Stock into Common Stock during January 2001.

Liquidity and Capital Resources of the Company
At June 30, 2001, the Company had cash and cash equivalents of $954,000. This cash and cash equivalents total reflects an increase of $456,000 from December 31, 2000, as a result of net cash provided from continuing operations of $1,623,000 (partially due to a decrease in accounts receivable and an increase in accounts payable), cash used by discontinued operations of $87,000, cash used in investing activities of $10,976,000 (principally purchases of equipment, net totaling $1,021,000, and net cash used for the acquisition of M&EC which includes advances and construction related expenses of $10,083,000), offset by cash provided by financing activities of $9,896,000 (principally from the issuance of stock and long-term debt, partially offset by scheduled principal repayments of long-term debt).

Accounts receivable, net of allowance for doubtful accounts, totaled $12,815,000, a decrease of $3,378,000 from the December 31, 2000, balance of $16,193,000. This decrease reflects the impact of the acquisition of M&EC of which $2,657,000 of receivables for PFI and $364,000 of receivables for PFNM, outstanding at December 31, 2000, were eliminated in conjunction with the acquisition of M&EC in June 2001. The remaining decrease in the accounts receivable balance of $357,000 resulted from increased collection efforts and reduced revenues within the Industrial Waste Management Services segment.

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

As security for prompt payment and performance of the Agreement, the Company granted a security interest in all receivables, equipment, general intangibles, inventory, investment property, real property, subsidiary stock and other assets of the Company and subsidiaries. The Agreement contains affirmative covenants including, but not limited to, maintenance of indebtedness and collateral, management reports and disclosures and fair presentation of financial statements and disclosures. The Agreement also contains a tangible adjusted net worth covenant and a fixed charge coverage ratio covenant, both of which began effective March 31, 2001, as defined in the Agreement. As of June 30, 2001, the Company was in compliance with the covenants.

As of June 30, 2001, borrowings under the revolving loan agreement were approximately $6,180,000, a decrease of $898,000 over the December 31, 2000, balance of $7,078,000. The balance under the term loan at June 30, 2001, was $6,583,000, a decrease of $417,000 from the December 31, 2000, balance of $7,000,000. As of June 30, 2001, the Company's borrowing availability under the PNC credit facility, based on its then outstanding eligible accounts receivable, was approximately $2,218,000.

Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of PFO, PFSG and PFMI, a portion of the consideration was paid in the form of the Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of PFO, PFSG and PFMI. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years with the first installment due on July 1, 1999, and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $2,960,000 at June 30, 2001, of which $944,000 is in the current portion. Payments of such Promissory Notes are guaranteed by PFMI under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by PFMI. The holders of these Promissory Notes have agreed to subordinate the payment of such notes to the holders of certain senior and subordinated debt of the Company.

On July 14, 2000, the Company entered into a letter agreement ("$750,000 Capital Loan Agreement") with Capital Bank-Grawe Gruppe AG (f/k/a RBB Bank Aktiengesellschaft) ("Capital Bank"), pursuant to which Capital Bank, acting as agent for certain investors who provided the funds, loaned (the "$750,000 Capital Loan") the Company the aggregate principal amount of $750,000, as evidenced by the $750,000 Capital Promissory Note in the face amount of $750,000, bearing an annual interest rate of 10.0% per annum. The purpose of the $750,000 Capital Loan is to provide interim financing to facilitate the acquisition of DSSI and M&EC (see Note 4 of Notes to Consolidated Financial Statements) and to fund certain capital expansions at the Company's existing facilities. The principal amount of this Note and accrued interest thereon was initially payable in full upon the earlier of (i) December 31, 2000, or (ii) ten business days after the Company raises $3,000,000 or more through a private placement of capital securities. On December 19, 2000, this agreement was amended pursuant to the terms of the PNC Revolving Credit and Term Loan Agreement, which extended the due date of the principal and interest to July 1, 2001. The Company is currently negotiating with Capital Bank an amendment to the date that the $750,000 Capital Loan is due. Capital Bank has entered into a standstill agreement with certain lenders of the Company, whereby it has agreed not to assert any claim against the Company in connection with the $750,000 Capital Loan until on or after July 1, 2003.

On August 29, 2000, the Company entered into a short term bridge loan agreement with Capital Bank in connection with the Company's acquisition of DSSI. This loan agreement (the "$3,000,000 Capital Loan Agreement") was between the Company and Capital Bank, pursuant to which Capital Bank, acting as agent for certain investors who provided the funds, loaned (the "$3,000,000 Capital Loan") the Company the aggregate principal amount of $3,000,000, as evidenced by the $3,000,000 Capital Promissory Note in the face amount of $3,000,000, having an initial maturity date of November 29, 2000 and bearing an annual interest rate of 12%. On December 19, 2000, this agreement was also amended pursuant to the terms of the PNC Revolving Credit and Term Loan Agreement, which extended the due date of the principal and interest to July 1, 2001.

On July 9, 2001, the Company entered into an agreement (the "Exchange Agreement") with Capital Bank-Grawe Gruppe AG (f/k/a RBB Bank Aktiengesellschaft), organized under the laws of Austria ("Capital Bank"), to issue to Capital Bank, as agent for certain of its accredited investors, 1,893,505 shares of the Company's Common Stock and a Warrant to purchase up to 1,839,405 shares of Common Stock at an exercise price of $1.75 per share (the "Capital Warrant") in satisfaction of all amounts due or to become due under the Loan Agreement, dated August 29, 2000, between the Company and Capital Bank and a related Unsecured Promissory Note, dated August 29, 2000, issued by the Company in favor of Capital Bank in the original principal amount of $3,000,000, including the Company's obligations to issue to Capital Bank shares of Common Stock if the $3 Million Note was not paid by certain due dates. The transaction contemplated by the Exchange Agreement was completed in August 2001.

The Company paid to Capital Bank a closing fee of $325,000, payable $75,000 cash and by the issuance by the Company of 105,932 shares of the Company's Common Stock, such number of shares being equal to the quotient of $250,000 divided by the last closing bid price of the Common Stock as quoted on the NASDAQ on June 26, 2001, and (b) issue certain five-year Warrants for the purchase of up to 625,000 shares of Common Stock at a purchase price of $1.75 per share.

On August 31, 2000, as part of the consideration for the purchase of DSSI, the Company issued to Waste Management Holdings a five-year unsecured promissory note (the "Unsecured Promissory Note") in the aggregate principal amount of $3,500,000, bearing interest at a rate of 7% per annum and having a five-year term with interest to be paid annually and principal due at the end of the term of the Unsecured Promissory Note.

On January 31, 2001, the Company entered into a definitive loan agreement (the "Loan Agreement"), with BHC. Pursuant to the terms of the Loan Agreement, BHC agreed to loan to the Company the principal amount of $6 million (the "BHC Loan"), with $3.5 million of the BHC Loan funded at the closing of the BHC Loan on February 2, 2001, and an additional $2.5 million funded in March 2001. The outstanding principal amount of the BHC Loan is payable on June 30, 2002, with interest payable monthly on the outstanding principal balance of the BHC Loan at the annual rate of $13.75%. The proceeds from the BHC Loan were used for the Company's working capital purposes and for construction of M&EC's facility. On July 31, 2001, the Company paid off the BHC Loan and all penalties and interest with new long term debt ("AMI and BEC Notes") in the amount of $5,625,000 and with proceeds from the Private Placement Offering.

On July 31, 2001, the Company issued approximately $5.6 million of its 13.50% Senior Subordinated Notes due July 31, 2006 (the "AMI and BEC Notes"). The AMI and BEC Notes were issued pursuant to the terms of a Note and Warrant Purchase Agreement, dated July 31, 2001 (the "Purchase Agreement"), between the Company, Associated Mezzanine Investors - PESI, L.P. ("AMI"), and Bridge East Capital, L.P. ("BEC"). The AMI and BEC Notes are unsecured and are unconditionally guaranteed by the subsidiaries of the Company. The Company's payment obligations under the AMI and BEC Notes are subordinate to the Company's payment obligations to its primary lender and to certain other debts of the Company up to an aggregate amount of $25 million. The net proceeds from the sale of the AMI and BEC Notes were used to repay the BHC loan discussed above.

Under the terms of the Purchase Agreement, the Company also issued to AMI and BEC Warrants to purchase up to 1,281,731 shares of the Company's Common Stock ("Warrant Shares") at an initial exercise price of $1.50 per share (the "Warrants"), subject to adjustment under certain conditions. The Warrants may be exercised at any time during a seven-year term and provide for cashless exercise. The number of shares issuable upon exercise of the Warrants is subject to adjustment pursuant to certain anti-dilution provisions.

The AMI and BEC Notes may be prepaid at any time, subject to a 13.50% premium prior to July 31, 2003, a 6.75% premium prior to July 31, 2004, a 3.375% premium prior to July 31, 2005, and no premium thereafter. Upon a Change of Control of the Company (as defined in the Purchase Agreement) or if Dr. Louis F. Centofanti ceases for any reason to be the President and Chief Executive Officer of the Company, the holders of the AMI and BEC Notes have the option to require the Company to prepay all amounts owing under the AMI and BEC Notes plus, if the prepayment is a result of a Change of Control, the applicable prepayment premium.

The holders of at least 25% of the Warrants or the Warrant Shares may, at any time and from time to time during the term of the Warrants, request on two occasions registration with the Securities and Exchange Commission of the Warrant Shares. In addition, the holders of the Warrants are entitled, subject to certain conditions, to include the Warrant Shares in a registration statement covering other securities which the Company proposes to register.

The AMI and BEC Notes and Warrants were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and/or Rule 506 of Regulation D promulgated under the Act, and, therefore, were not registered under the Act. Accordingly, the AMI and BEC Notes may not be offered or sold in the United States absent registration or pursuant to an applicable exemption from the registration requirements of the Act. The Company paid closing fees of $200,000 to AMI and $75,000 to Bridge East Management, LLC The Company also paid other closing fees of approximately $530,000 in addition to the Company's other expenses relating to this transaction.

In connection with the sale of the AMI and BEC Notes, the Company, AMI, and BEC entered into an Option Agreement, dated July 31, 2001 (the "Option Agreement"). Pursuant to the Option Agreement, the Company granted each Purchaser an irrevocable option requiring the Company to purchase any or all of the Warrants or the shares of Common Stock issuable under the Warrants (the "Warrant Shares") then held by the Purchaser (the "Put Option"). The Put Option may be exercised at any time commencing July 31, 2004, and ending July 31, 2008. In addition, each Purchaser granted to the Company an irrevocable option to purchase all the Warrants or the Warrant Shares then held by the Purchaser (the "Call Option"). The Call Option may be exercised at any time commencing July 31, 2005, and ending July 31, 2008. The purchase price under the Put Option and the Call Option is based on the quotient obtained by dividing (a) the sum of six times the Company's consolidated EBITDA for the period of the 12 most recent consecutive months minus Net Debt plus the Warrant Proceeds by (b) the Company's Diluted Shares (as the terms EBITDA, Net Debt, Warrant Proceeds, and Diluted Shares are defined in the Option Agreement).

As of June 30, 2001, total consolidated accounts payable for continuing operations was $8,942,000, an increase of $1,179,000 from the December 31, 2000, balance of $7,763,000. This increase in accounts payable is reflective of the impact of accounts payable assumed in the acquisition of M&EC, effective June 25,2001, totaling $782,000. Additionally, accounts payable at PFI increased by $407,000 in conjunction with the mixed waste subcontract and construction related work performed for M&EC prior to the acquisition. The accounts payable for DSSI also increased by $522,000 of which $208,000 was in conjunction with expansion projects at that facility. The offsetting decrease of $532,000 is reflective of the private placement equity raised during the quarter, a portion of which was used to reduce certain payables.

Our net purchases of new capital equipment for continuing operations for the six-month period ended June 30, 2001, totaled approximately $1,021,000. These expenditures were for expansion and improvements to the operations principally within the waste management segments. These capital expenditures were funded by the cash provided by continuing operations and through a portion of the private placement equity funds raised during the quarter. We have budgeted capital expenditures of approximately $4,000,000 for 2001, which includes completion of certain current projects, as well as other identified capital and permit compliance purchases. We anticipate funding these capital expenditures by a combination of lease financing with lenders other than the equipment financing arrangement discussed above, internally generated funds, and/or the proceeds received from a private placement of equity securities as discussed below.

The working capital deficit position at June 30, 2001, was $4,252,000, as compared to a deficit position of $2,829,000 at December 31, 2000, which reflects an increase in this deficit position of $1,423,000 during the first six months of 2001. This reduced working capital position was primarily due to the investment the Company has made over the past six months to expand the operations, with approximately $1,021,000 of internally financed long term capital assets, the expansion of the mixed waste facilities and the acquisition of M&EC which was partially funded through working capital which resulted in an increase in short term liabilities at June 30, 2001. The Company's working capital position will improve with the completion of the private equity offering in July 2001 and with the M&EC facility becoming operational in the third quarter of 2001.

The accrued dividends on the outstanding Preferred Stock for the period July 1, 2000, through December 31, 2000, in the amount of approximately $102,000 were paid in February 2001, in the form of 74,038 shares of Common Stock of the Company. The dividends on the converted and exchanged preferred shares for the period January 1, 2001, through April 6, 2001, in the amount of $53,000 were paid in June 2001 in the form of 31,137 shares of Common Stock. The accrued dividends for the period April 6, 2001, through June 30, 2001, totaled $29,000, which were paid in August 2001, in the form of 12,501 shares of Common Stock. Under the Company's loan agreements, the Company is prohibited from paying cash dividends on its outstanding capital stock.

On July 30, 2001, the Company completed the private offering of units (the "Offering") to accredited investors. Each unit is comprised of one share of the Company's Common Stock and one Warrant to purchase one share of Common Stock. The purchase price for each unit was $1.75, and the exercise price of each Warrant included in the units is $1.75, subject to adjustment under certain conditions. The Company accepted subscriptions for 2,697,428 units during the second quarter of 2001 for a purchase price of $4,720,000, which was used for working capital purposes and to complete the M&EC acquisition. The remaining units were accepted in July 2001 which resulted in the acceptance of 4,397,566 of the maximum 4.4 million units, for an aggregate purchase price of $7,696,000. (See Note 7 of Notes to Consolidated Financial Statements). The Company paid commissions to registered broker dealers that acted as placement agents of $232,031 for placing units to certain accredited investors. The balance of the proceeds received by the Company in connection with the private placement was used, in part, to prepay certain short term debt, to complete the acquisition of M&EC and for general working capital purposes. In order to comply with the NASDAQ rules, the Warrants included in units may not be exercised until the Company has obtained shareholder approval of the exercise of such Warrants. Pursuant to the terms of the Offering, the Company intends to promptly solicit for such shareholder approval.

In summary, we have continued to take steps to improve our operations and liquidity as discussed above. However, with the acquisitions of M&EC and the completion of the M&EC construction and the expansion of our mixed waste businesses, we incurred and assumed certain debt obligations and long-term liabilities, which had a short term impact on liquidity. If we are unable to continue to improve our operations, successfully execute the mixed waste business plan and to become profitable in the foreseeable future, such would have a material adverse effect on our liquidity position.

Acquisition
On June 25, 2001, the Company completed the acquisition of M&EC, pursuant to the terms of the Stock Purchase Agreement, dated January 18, 2001, (the "Purchase Agreement") between the Company, M&EC, all of the shareholders of M&EC and Bill Hillis. Pursuant to the terms of the Purchase Agreement, all of the outstanding voting stock of M&EC was acquired by the Company and M&EC with (a) M&EC acquiring 20% of the outstanding shares of voting stock of M&EC (held as treasury stock), and (b) the Company acquiring all of the remaining outstanding shares of M&EC voting stock (collectively, the "M&EC Acquisition"). As a result, the Company now owns all of the issued and outstanding voting capital stock of M&EC.

The purchase price paid by the Company for the M&EC voting stock was approximately $2,396,000, which was paid by the Company issuing 1,597,576 shares of the Company's Common Stock to the shareholders of M&EC, with each share of Common Stock having an agreed value of $1.50, the closing price of the Common Stock as represented on the NASDAQ on the date of the initial letter of intent relating to this acquisition. In addition, as partial consideration of the M&EC Acquisition, M&EC issued shares of its newly created Series B Preferred Stock to shareholders of M&EC having a stated value of approximately $1,285,000. The Series B Preferred Stock is non-voting and non-convertible has a $1.00 liquidation Preferred per share and may be redeemed at the option of M&EC at any time after one year from the date of issuance for the per share price of $1.00. Following the first 12 months after the original issuance of the Series B Preferred Stock, the holders of the Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of M&EC out of legally available funds, dividends at the rate of 5% per year per share applied to the amount of $1.00 per share, which shall be fully cumulative. As a condition to the closing of the acquisition, the Company also issued 346,666 shares of the Company's Common Stock to certain creditors of M&EC in satisfaction of $520,000 of M&EC's liabilities.

Prior to the date of acquisition, the Company was operating under a subcontract agreement for the design and construction of M&EC's facility. Pursuant to the subcontract agreement, the Company, as of the date of acquisition, had loaned and advanced M&EC approximately $2.3 million for working capital purposes and had billed approximately $9.8 million related to the construction of the new facility. At the date of closing, the Company paid certain liabilities to the IRS, 401(k) plans and several debt holders, in the aggregate amount of $2,048,000. During 2001, the net cash used for acquisition including the above noted construction and advanced funds, totaled approximately $10,083,000.

As a condition to the closing of the M&EC Acquisition, M&EC entered into an installment agreement with the Internal Revenue Service (the "IRS") relating to various withholding taxes owing by M&EC in the amount of approximately $923,000. In addition, as a condition to such closing, one of M&EC's shareholders, Performance Development Corporation, a Tennessee corporation ("PDC") and two corporations affiliated with PDC, PDC Services Corporation ("PDC Services") and Management Technologies, Inc. ("MTI") each entered into installment agreement with the IRS relating to withholding taxes owing by each of PDC, PDC Services and MTI ("PDC Installment Agreement"). The PDC Installment Agreement provides for the payment of semi-annual installments over a term of eight years in the aggregate amount of approximately $3,714,000. The installment agreements provide that (a) the Company does not have any liability for any taxes, interest or penalty with respect to M&EC, PDC, PDC Services or MTI; (b) M&EC will be solely liable for paying the obligations of M&EC; (c) the IRS will not assert any liability against the Company, M&EC or any current or future related affiliate of the Company for any tax, interest or penalty of PDC, PDC Services or MTI; and (d) as long as the payments of M&EC under its installment agreement are made timely, pursuant to the terms of the installment agreement, the IRS will not file a notice of a federal tax lien, change or cancel the installment agreement, or take any other type of action against M&EC with respect to the withholding taxes and interest set forth in the installment agreement. Each installment agreement also provides that the IRS agrees not to assert any liability against M&EC, the Company or any current or future related affiliate of the Company for any tax, interest or penalty of PDC, PDC Services or MTI. The Company did not acquire any interest in PDC, PDC Services or MTI.

Prior to the closing of the M&EC Acquisition, PDC had advanced monies to, and performed certain services for M&EC totaling an aggregate of $3.7 million. In payment of such advances and services, M&EC issued a Promissory Note, dated June 7, 2001, to PDC in the principal amount of approximately $3.7 million. The promissory note is payable over eight years to correspond to payments due to the IRS under the PDC Installment Agreement. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

In connection with the closing of the M&EC Acquisition, the Company also made certain corrective contributions to M&EC's 401(k) Plan and to the 401(k) Plan of PDC. The total amount of corrective contributions made to the M&EC 401(k) Plan and the PDC 401(k) Plan was $1.8 million. The Company utilized a portion of the proceeds of its private placement offering of units described above and a portion of its working capital line of credit to fund the corrective contributions to the 401(k) Plans described above.

We accrued for the estimated closure costs, determined pursuant to RCRA guidelines, for the acquired facility. This accrual, recorded at $2,025,000, represents the potential future liability to close and remediate the facility, should such a cessation of operations ever occur. No insurance or third party recovery was taken into account in determining our cost estimates or reserve, nor do our cost estimates or reserve reflect any discount for present value purposes.

M&EC has recently completed construction of a low-level radioactive and hazardous waste ("mixed waste") treatment facility in Oak Ridge, Tennessee. The 125,000 square-foot facility, located on the grounds of the Oak Ridge K-25 Weapons Facility of the Department of Energy ("DOE"), will use Perma-Fix's various proprietary technologies to treat mixed waste coming from governmental, institutional and commercial generators nationwide. M&EC operates under both a hazardous waste treatment and storage permit and a license to store and treat low-level radioactive waste, one of only a few such facilities in the country. M&EC also has three subcontracts with Bechtel-Jacobs Company, LLC, DOE's site manager, which were awarded in 1998 and covers the treatment of millions of cubic feet of legacy, operational and remediation nuclear waste. The facility began accepting waste in June 2001, and is expected to be fully operational in the third quarter of 2001.

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

In addition to budgeted capital expenditures of $4,000,000 for 2001 at the Company's treatment, storage and disposal facilities ("TSD facilities"), which are necessary to maintain permit compliance and improve operations, as discussed above, we have also budgeted for 2001 an additional $1,230,000 in environmental expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at four locations. The four locations where these expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia and PFMI's facility in Detroit, Michigan. We have estimated the expenditures for 2001 to be approximately $159,000 at the EPS site, $236,000 at the PFM location, $474,000 at the PFSG site and $361,000 at the PFMI site of which $35,000; $14,000; $65,000; and $126,000 were spent during the first six months of 2001, respectively. Additional funds will be required for the next five to ten years to properly investigate and remediate these sites. We expect to fund these expenses to remediate these four sites from funds generated internally, however, no assurances can be made that we will be able to do so.

Interest Rate Swap
The Company entered into an interest rate swap agreement effective December 22, 2000, to modify the interest characteristics of its outstanding debt from a floating basis to a fixed rate, thus reducing the impact of interest rate changes on future income. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received will be accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counter parties is included in other assets or liabilities. As of June 30, 2001, the Company recorded a liability of approximately $88,000 representing the market value of the interest rate swap in an unfavorable value position.

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

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria, SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is approximately $6,666,000 and other intangible assets is approximately $23,517,000. Amortization expense during the six-month period ended June 30, 2001, was approximately $585,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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
There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the year ended December 31, 2000, which Item 3 is incorporated herein by reference, except as follows:
During July 2001, the Company was notified that the United States has filed a lawsuit against one of its subsidiaries, together with ten other defendants, to recover a total of approximately $310,000 in unreimbursed response costs incurred by the United States in response to the release or threatened release of hazardous substances at and from the Four County Landfill site in Fulton County, Indiana. The lawsuit was filed in the United States District Court, Northern District of Indiana, Cause No. 3:01CV0513RM. The Company's subsidiary has not yet responded to this action, and is in the process of evaluating the government's claim.
Item 2.	Changes in Securities and Use of Proceeds
(a)	(b)	Senior Subordinated Note

On July 31, 2001, the Company issued approximately $5.6 million of its 13.50% Senior Subordinated Notes due July 31, 2006 (the "Notes"). The Notes were issued pursuant to the terms of a Note and Warrant Purchase Agreement, dated July 31, 2001 (the "Purchase Agreement"), between the Company, Associated Mezzanine Investors - PESI, L.P. ("AMI"), and Bridge East Capital, L.P. ("BEC"). The Notes are unsecured and are unconditionally guaranteed by the subsidiaries of the Company. The Company's payment obligations under the Notes are subordinate to the Company's payment obligations to its primary lender and to certain other debts of the Company up to an aggregate amount of $25 million. The net proceeds from the sale of the Notes were used to repay its short-term debt to BHC Interim Funding of approximately $6 million. The Purchase Agreement prohibits the Company from paying cash dividends on its outstanding capital stock, or from redeeming, retiring, purchasing or acquiring shares of its capital stock (except and to the extent that the consideration consist of shares of stock of the Company).

Under the terms of the Purchase Agreement, the Company also issued to AMI and BEC Warrants to purchase up to 1,281,731 shares of the Company's Common Stock ("Warrant Shares") at an initial exercise price of $1.50 per share (the "Warrants"), subject to adjustment under certain conditions. The Warrants may be exercised at any time during a seven-year term and provide for cashless exercise. The number of shares issuable upon exercise of the Warrants is subject to adjustment pursuant to certain anti-dilution provisions.
The Notes may be prepaid at any time, subject to a 13.50% premium prior to July 31, 2003, a 6.75% premium prior to July 31, 2004, a 3.375% premium prior to July 31, 2005, and no premium thereafter. Upon a Change of Control of the Company (as defined in the Purchase Agreement) or if Dr. Louis F. Centofanti ceases for any reason to be the President and Chief Executive Officer of the Company, the holders of the Notes have the option to require the Company to prepay all amounts owing under the Notes plus, if the prepayment is a result of a Change of Control, the applicable prepayment premium.
The holders of at lease 25% of the Warrants or the Warrant Shares may, at any time and from time to time during the term of the Warrants, request on two occasions registration with the Securities and Exchange Commission of the Warrant Shares. In addition, the holders of the Warrants are entitled, subject to certain conditions, to include the Warrant Shares in a registration statement covering other securities which the Company proposes to register.
-39-
In connection with the sale of the Notes, Ann L. Sullivan Living Trust, dated September 6, 1978, and the Thomas P. Sullivan Living Trust, dated September 8, 1978 (collectively, the "Sullivan Trusts") each have entered into a certain Subordination Agreement, dated July 30, 2001. Thomas P. Sullivan and Ann Sullivan are husband and wife and Thomas P. Sullivan is a Director of the Company. Thomas P. Sullivan, a trustee of the Thomas P. Sullivan Living Trust, is a director of the Company. Under the terms of the Subordination Agreement, the Sullivan Trusts have subordinated all amounts owing by the Company to the Sullivan Trusts in favor of the Company's obligations under the Notes. Notwithstanding the subordination, the Company may (a) as long as no event of default under the Purchase Agreement has occurred and is continuing and if such payments would not create an event of default, continue to make regularly scheduled payments of principal and interest owing under certain promissory notes, dated May 28, 1999, in the original aggregate principal amount of $4.7 million, which were issued to the Sullivan Trusts in connection with the Company's acquisition of Perma-Fix of Michigan, Inc., Perma-Fix of South Georgia, Inc., and Perma-Fix of Orlando, Inc., and (b) make such payments as may be required pursuant to a certain Mortgage, dated May 28, 1999, by Perma-Fix of Michigan, Inc. in favor of the Sullivan Trusts. The outstanding principal amount due to the Sullivan Trusts under the Notes as of June 30, 2001, under the Notes was approximately $2.9 million.
The Notes and Warrants were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and/or Rule 506 of Regulation D promulgated under the Act, and, therefore, were not registered under the Act. Accordingly, the Notes may not be offered or sold in the United States absent registration or pursuant to an applicable exemption from the registration requirements of the Act. The Company paid closing fees of $200,000 to AMI and $75,000 to Bridge East Management, LLC. The Company also paid other closing fees of approximately $530,000 in addition to the Company's other expenses relating to this transaction.
In connection with the sale of the Notes, the Company, AMI, and BEC entered into an Option Agreement, dated July 31, 2001 (the "Option Agreement"). Pursuant to the Option Agreement, the Company granted each Purchaser an irrevocable option requiring the Company to purchase any or all of the Warrants or shares of Common Stock issuable under the Warrants (the "Warrant Shares") then held by the Purchaser (the "Put Option"). The Put Option may be exercised at any time commencing July 31, 2004, and ending July 31, 2008. In addition, each Purchaser granted to the Company an irrevocable option to purchase all the Warrants or the Warrant Shares then held by the Purchaser (the "Call Option"). If the Company's loan agreements or applicable law prohibits the Company from making payments under the Put Option, the Company may delay making such payments until it is allowed to do so provided such shall bear interest at a rate specified in the Option Agreement. The Call Option may be exercised at anytime commencing July 31, 2005, and ending July 31, 2008. The purchase price under the Put Option and the Call Option is based on the quotient obtained by dividing (a) the sum of six times the Company's consolidated EBITDA for the period of the 12 most recent consecutive months minus Net Debt plus the Warrant Proceeds by (b) the Company's Diluted Shares (as the terms EBITDA, Net Debt, Warrant Proceeds, and Diluted Shares are defined in the Option Agreement).
-40-

(c)	During the quarter ended June 30, 2001, the Company sold or entered into an agreement to sell equity securities, as such term is defined under Rule 12b-2 of the Exchange Act of 1934, as amended (the "Exchange Act"), that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), other than as previously reported, as follows:
(i)	During June 2001, the Company entered into a conversion and exchange agreement with Capital Bank-Grawe Gruppe AG (f/k/a RBB Bank Aktiengesellschaft) ("Capital Bank") for the conversion of 1,314 shares of the Series 14 Class N Preferred Stock for 876,000 shares of Common Stock, conversion of 416 shares of the Series 15 Class O Preferred Stock for 277,333 shares of Common Stock and the exchange of the remaining 2,452 shares of outstanding Perma-Fix Preferred Stock for 2,500 shares of a new Series 17 Class Q Preferred Stock. The terms of the Series 17 Preferred Stock include, but are not limited to, the following:
	1.	The Series 17 Preferred may be converted into shares of Common Stock at any time at a conversion price of $1.50 per share, subject to adjustment as set forth in the Certificate of Designations relating to the Series 17 Preferred.
	2.	The Series 17 Preferred has a "stated value" of $1,000 per share. The Company may, at its sole option, redeem, in whole or in part, at any time, and from time to time the then outstanding Series 17 Preferred at the following cash redemption prices if redeemed during the following periods: (a) within 12 months from June 1, 2001 - $1,100 per share, and (b) after June 1, 2002 - $1,200 per share. Upon any notice of redemption, Capital Bank shall have only five business days to exercise its conversion rights regarding the redeemed shares.
	3.	Capital Bank is entitled to receive if, when and as declared by the Board of Directors of the Company out of funds legally available therefore, cumulative dividends at an annual dividend rate of 5% of the Liquidation Value for each share of the Series 17 Preferred then issued and outstanding as of the acceptable declaration of such dividend, payable semiannually within 10 business days after each subsequent June 30 and December 31. Dividends shall be payable in cash or shares of the Company's Common Stock at the Company's option. The Liquidation Value is $1,000 per share, subject to adjustment.
The issuance of the Series 17 Preferred Stock was made in a private placement pursuant to an exemption under section 4(2) and/or Regulation D of the Securities Act.
(ii)	On June 26, 2001, the Company issued 1,944,242 shares of Common Stock as consideration for the purchase of M&EC stock and payment of certain debt of M&EC pursuant to the M&EC Acquisition. The issuance of Common Stock for the M&EC acquisition was described in a Form D which was filed with the Securities and Exchange Commission ("SEC") under Rule 506 on July 9, 2001. The issuance of the Common Stock was made in a private placement pursuant to an exemption under section 4(2) and/or Regulation D of the Securities Act.
-41-

(iii)	On July 19, 2001, the Company completed a private placement offering of units (the "Offering") to accredited investors. As of June 30, 2001, the Company had accepted subscriptions for 2,697,428 units, and as of July 30, 2001, the Company accepted subscriptions for 4,397,566 units of the maximum 4.4 million units offered, for an aggregate purchase price of $7,695,740. Each unit is comprised of one share of the Company's Common Stock and one Warrant to purchase one share of Common Stock. The purchase price for each unit was $1.75, and the exercise price of each Warrant included in the units is $1.75, subject to adjustment under certain conditions. In order to comply with the NASDAQ rules, the Warrants included in units may not be exercised until the Company has obtained shareholder approval of the exercise of such Warrants. Pursuant to the terms of the Offering, the Company intends to promptly solicit for such shareholder approval.
The Offering was made only to accredited investors pursuant to an exemption from registration under Section 4(2) of the Act, and/or Rule 506 of Regulation D promulgated under the Act. The Company has agreed to file within 60 days following the final closing under the Offering a registration statement with the SEC to register the Common Stock included in the units sold and the Common Stock issuable upon exercise of the Warrants included in the units sold (the "Registration Statement"). If the Company does not file such Registration Statement within 60 days from the final closing, the Company has agreed to pay, in the form of liquidated damages, to each subscriber that has purchased units under the private placement a monthly amount equal to 1% of the amount such subscriber paid the Company for the units the subscriber purchased from the Company pursuant to the private placement for each full month after such 60 day period that such Registration Statement has not been filed with the SEC.
Item 4.	Submission of Matters to a Vote of Security Holders
The Company's annual meeting of stockholders ("Annual Meeting") was held on June 13, 2000. At the Annual Meeting, the following matters were voted on and approved by the shareholders:
1.	The election of four (4) directors to serve until the next annual meeting of stockholders or until their respective successors are duly elected and qualified;
2.	Approval and ratification of the appointment of BDO Seidman, LLP as the independent auditors of the Company for fiscal 2001.
At the Annual Meeting the four (4) nominated directors were elected to serve until the next annual meeting of stockholders. The directors elected at this annual meeting of stockholders and the votes cast for and withhold authority for each director are as follows:

	For	Withhold Authority

Dr. Louis F. Centofanti Jon Colin Thomas P. Sullivan Mark A. Zwecker	16,807,042 16,807,042 16,796,992 16,807,042	32,762 32,762 42,812 32,762
Also, at the Annual Meeting the shareholders approved the appointment of BDO Seidman, LLP as the independent auditors of the Company for fiscal 2001.

The votes for, against and abstentions and broker non-votes are as follows:
	For	Against	Abstentions and Broker Non-Votes

Approval and Ratification of the Appointment of BDO Seidman, LLP as the Independent Auditors	16,818,269	16,250	5,285
Item 5.	Other Information
On July 9, 2001, the Company entered into an agreement (the "Exchange Agreement") with Capital Bank-Grawe Gruppe AG (f/k/a RBB Bank Aktiengesellschaft), organized under the laws of Austria (Capital Bank"), to issue to Capital Bank, as agent for certain of its accredited investors, 1,893,505 shares of Common Stock and a Warrant to purchase up to 1,839,405 shares of Common Stock at an exercise price of $1.75 per share (the "Capital Warrant") in satisfaction of all amounts due or to become due under the Loan Agreement, dated August 29, 2000, between the Company and Capital Bank (the "$3 Million Loan") and a related Unsecured Promissory Note, dated August 29, 2000, issued by the Company in favor of Capital Bank in the original principal amount of $3,000,000 (the "$3 Million Note"), including the company's obligations to issue to Capital Bank shares of Common Stock if the $3 Million Note was not paid by certain due dates. The $3 Million Note was due on July 1, 2001.
Pursuant to the terms of the Exchange Agreement, the closing was subject to the Company being informed that the NASDAQ did not object to the listing of the shares of the Company's Common Stock issuable pursuant to the Exchange Agreement and issuable upon the exercise of the Capital Warrant to be issued under the Exchange Agreement. On August 6, 2001, the NASDAQ advised the Company that it did not have any objection to the listing of such shares. The Company will (a) pay to Capital Bank a closing fee of $325,000, payable $75,000 cash and by the issuance by the Company of 105,932 shares of the Company's Common Stock, such number of shares being equal to the quotient of $250,000 divided by the last closing bid price of the Common Stock as quoted on the NASDAQ on June 26, 2001, and (b) issue certain five-year Warrants for the purchase of up to 625,000 shares of Common Stock at a purchase price of $1.75 per share.
The issuance of the Common Stock and the Capital Warrant under the terms of the Exchange Agreement was made pursuant to Section 4(2) and/or Rule 506 under Regulation D promulgated under the Securities Act of 1933, as amended, since Capital Bank is an accredited investor due to it being a banking institution, substantial stockholder of the Company and a sophisticated financial institution. Capital Bank has advised the Company that it is precluded by Austrian law from disclosing the identities of its investors, but that all of its investors are accredited investors under Rule 501 of Regulation D promulgated under the Act. In addition, Capital Bank has advised the Company that none of its investors beneficially own more than 4.9% of the Company's Common Stock.

-43-
In addition to the shares and Capital Warrant issuable to Capital Bank pursuant to the Exchange Agreement, Capital Bank purchased 842,995 units under the Offering. As of August 6, 2001, Capital Bank owned of record, as agent for certain accredited investors, 6,928,393 shares of Common Stock representing 26.6% of the Company's issued and outstanding Common Stock. Upon issuance of the shares of Common Stock to Capital Bank purchased in connection with the units sold and issuable pursuant to the Exchange Agreement, Capital Bank will own of record, as agent for certain accredited investors, 9,783,326 shares of Common Stock, representing 30.1% percent of he Company's issued and outstanding stock. Capital Bank also has the right to acquire an additional 8,175,317 shares of Common Stock, comprised of (a) 842,995 Warrants included in the units purchased in the Offering, (b) 5,665,655 shares of Common Stock issuable under various other Warrants held by Capital Bank, and (c) 1,666,667 shares of Common Stock issuable to Capital Bank upon the conversion of 2,500 shares of the Company's Series 17 Class Q Convertible Preferred Stock (the "Series 17 Preferred") held by Capital Bank. If Capital Bank were to acquire all of the shares of Common Stock issuable upon exercise of the various Warrants held by Capital Bank and the shares of Common Stock issuable upon conversion of the of the Series 17 Preferred, then Capital Bank would own of record 17,958,643 shares of Common Stock. Assuming all of the Company's outstanding Warrants and options as of the date of this Form 10-Q or to be issued in the unit Offering are, or have been, exercised, including those Warrants held by Capital Bank, Capital Bank would own of record 34% of the issued and outstanding Common Stock of the Company. The numbers of shares and percentages set forth in the preceding paragraph assume no other issuances of Common Stock other than those described.
Capital Bank may have become a beneficial owner (as that term is defined under Rule 13d-3 as promulgated under the Exchange Act of 1934, as amended (the "Exchange Act") of more than 10% of the Company's Common Stock on February 9, 1996, as a result of its acquisition of 1,100 shares of Series 1 Class A Convertible Preferred Stock ("Series 1 Preferred") that were convertible into a maximum of 1,282,798 shares of Common Stock commencing 45 days after issuance of the Series 1 Preferred. Capital Bank has advised the Company that it is a banking institution regulated by the banking regulations of Austria which holds the Company's Common Stock on behalf of numerous clients and no one client is the beneficial owner of more than 4.9% of the Company's outstanding Common Stock, and thus, Capital Bank believes it is not required to file reports under Section 16(a).
If Capital Bank became a beneficial owner of more than 10% of the Company's Common Stock on February 9, 1996, and thereby required to file reports under Section 16(a) of the Exchange Act, then Capital Bank failed to file with the Securities and Exchange Commission (among other reports) (a) an initial Form 3, (b) any Form 4's or 5's for years 1996 through July 2001.

-44-
As of the date of this report, Capital Bank has not filed a Schedule 13D or Schedule 13G, pursuant to Section 13(d) of the Exchange Act and the regulations promulgated thereunder, reporting Capital Bank as the beneficial owner of Common Stock of the Company. Capital Bank has informed the Company that its clients (and not Capital Bank) maintain full voting and dispositive power over such shares. Consequently, Capital Bank has advised the Company that it believes it is not the beneficial owner, as such term is defined in Rule 13d-3 under the Exchange Act ("Rule 13d-3"), of the shares of stock registered in the name of Capital Bank because it has neither voting nor investment power, as such terms are defined in Rule 13d-3 over such shares. As a result, Capital Bank has informed the Company that it does not believe that it is required to file either Schedule 13D or Schedule 13G in connection with the shares of the Company's Common Stock registered in the name of Capital Bank.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
2.1	Stock Purchase Agreement, dated January 18, 2001, among the Company, East Tennessee Materials and Energy Corporation and the Stockholders of East Tennessee Company and such has been previously filed as Exhibit 2.1 to the Company's Form 8-K, dated January 31, 2001, and incorporated by reference. The Stock Purchase Agreement contains a brief list identifying all schedules and exhibits are not filed herewith, and the Company agrees to furnish supplementally a copy of the omitted schedules and exhibits to the Commission upon request.
3(i)	Restated Certificate of Incorporation of the Company, dated November 22, 1991, as amended, including the Certificate of Designations of Series 17 Class Q Convertible Preferred Stock, dated May 25, 2001, and filed with the Delaware Secretary of State on June 14, 2001, is incorporated by reference from Exhibit 99.1 to Company's Form 8-K, dated July 5, 2001.
4.1	Note and Warrant Purchase Agreement, dated July 31, 2001, among the Company, AMI, and BEC is incorporated by reference from Exhibit 99.1 to the Company's Form 8-K, dated July 30, 2001.
4.2	Form of 13.50% Senior Subordinated Note Due 2006 is incorporated by reference from Exhibit 99.2 to the Company's Form 8-K, dated July 30, 2001.
4.3	Form of Common Stock Purchase Warrant, expiring July 31, 2008, issued by the Company to AMI and BEC to purchase up to 1,281,731 shares of the Company's Common Stock is incorporated by reference from Exhibit 99.3 to the Company's Form 8-K, dated July 30, 2001.
4.4	Conversion and Exchange Agreement, dated May 25, 2001, but effective as of April 6, 2001, between the Company and RBB Bank Aktiengesellschaft is incorporated by reference from Exhibit 4.5 to the Company's Form 8-K, dated June 15, 2001.
10.1	Stand-Still Agreement, dated January 31, 2001, among the Company, Chem-Met Services, Inc. and PNC Bank, National Association, and Capital Bank-Grawe Gruppe AG (f/k/a RBB Bank Aktiengesellschaft) ("Capital Bank"), is incorporated by reference from Exhibit 99.2 to the Company's Form 8-K, dated December 22, 2000.

-45-
10.2	Form of Guaranty Agreement, dated as of July 31, 2001, of each of the Company's subsidiaries, Perma-Fix of Florida, Inc., Perma-Fix of Fort Lauderdale, Inc., Perma-Fix of Dayton, Inc., Perma-Fix Treatment Services, Inc., Perma-Fix of Memphis, Inc., Perma-Fix, Inc., Perma-Fix of New Mexico, Inc., Reclamation Systems, Inc., Industrial Waste Management, Inc., Schreiber, Yonley & Associates, Mintech, Inc., Perma-Fix of Orlando, Inc., Perma-Fix of South Georgia, Inc., Perma-Fix of Michigan, Inc., Diversified Scientific Services, Inc., and East Tennessee Materials and Energy Corporation guaranteeing the Company's obligations under the Notes is incorporated by reference from Exhibit 99.4 to the Company's Form 8-K, dated July 30, 2001.
10.3	Registration Rights Agreement, dated July 31, 2001, among the Company, AMI, and BEC is incorporated by reference from Exhibit 99.5 to the Company's Form 8-K, dated July 30, 2001.
10.4	Subordination Agreement, dated July 30, 2001, among the Company, AMI, and the Sullivan Trusts. The Company and the Sullivan Trusts entered into a substantially similar Subordination Agreement, dated July 30, 2001, with BEC. A copy of this Subordination Agreement will be provided to the Commission upon request is incorporated by reference from Exhibit 99.6 to the Company's Form 8-K, dated July 30, 2001.
10.5	Senior Subordination Agreement, dated July 31, 2001, among the Company, PNC Bank, National Association, AMI, and BEC is incorporated by reference from Exhibit 99.7 to the Company's Form 8-K, dated July 30, 2001.
10.6	Option Agreement, dated July 31, 2001, among the Company, AMI, and BEC is incorporated by reference from Exhibit 99.8 to the Company's Form 8-K, dated July 30, 2001.
10.7	Promissory Note, dated June 7, 2001, issued by M&EC in favor of Performance Development Corporation is incorporated by reference from Exhibit 10.1 to the Company's Form 8-K, dated June 15, 2001.
10.8	Form 433-D Installment Agreement, dated June 11, 2001, between M&EC and the Internal Revenue Service is incorporated by reference from Exhibit 10.2 to the Company's Form 8-K, dated June 15, 2001.
(b)	Reports on Form 8-K
A current report on Form 8-K (Item 5 - Other Events), dated April 6, 2001, was filed by the Company on May 10, 2001, reporting that the Company has undertaken a placement offering of a minimum of 1.5 million units and a maximum of 5 million units. Each unit consists of one share of the Company's Common Stock and one Warrant to purchase one share of Common Stock.
A current report on Form 8-K (Item 2 - Acquisition of Assets), dated June 15, 2001, was filed by the Company on July 5, 2001, reporting the completion of the acquisition of East Tennessee Materials & Energy Corporation ("M&EC") on June 25, 2001, pursuant to the terms of the Stock Purchase Agreement ("Purchase Agreement"), dated January 18, 2001, between the Company, M&EC, all of the shareholders of M&EC and Bill Hillis. Pursuant to the Purchase Agreement, all of the outstanding voting stock of M&EC was acquired by the Company and M&EC with (a) M&EC acquiring 20% of the outstanding shares of voting stock of M&EC, and (b) the Company acquiring all of the remaining outstanding shares of M&EC voting stock.

-46-
A current report on Form 8-K (Item 5 - Other Events), dated June 15, 2001, was filed by the Company on July 5, 2001, reporting that the Company has amended certain terms of the private placement offering to comply with NASDAQ requirements. Prior to the amendments the offering was for a minimum of 1.5 million units and a maximum of 5 million units. The amendment reduces the maximum from 5 million units to 4.4 million units. The revision further requires that the Company obtain shareholder approval for the exercise of the Warrants included in the units prior to exercising such Warrants.
A current report on Form 8-K (Item 5 - Other Events), dated June 15, 2001, was filed by the Company on July 5, 2001, reporting that the Company has entered into a Conversion and Exchange Agreement with Capital Bank whereby Capital Bank converted a portion of the Company's Preferred Stock into Common Stock and exchanged the remaining Preferred Stock into a new Series 17 Class Q Preferred Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Date: August 17, 2001	By: /s/ Louis F. Centofanti Dr. Louis F. Centofanti Chairman of the Board Chief Executive Officer

By: /s/ Richard T. Kelecy Richard T. Kelecy Chief Financial Officer