Form 10-Q
period 2001-09-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2001-11-19
CIK 891532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________________ to __________________

Commission File No. 1-11596

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

           Delaware                                                                                           58-1954497
   (State or other jurisdiction                                                                                   (IRS Employer Identification Number)
of incorporation or organization)

1940 N.W. 67th Place, Gainesville, FL                                                            32653
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

                      Class                                                                        Outstanding at November 8, 2001
Common Stock, $.001 Par Value                                                                      33,968,177
                                                                                                              (excluding 988,000 shares
                                                                                                                  held as treasury stock)

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

INDEX

PART I	FINANCIAL INFORMATION	Page No.
Item 1.	Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 36
Item 2.	Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . .36
Item 6.	Exhibits and Reports on Form . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 40

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

The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2001.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except for Share Amounts)	September 30, 2001 (Unaudited)	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$ 814	$ 498
Restricted cash equivalents and investments	20	20
Accounts receivable, net of allowance for doubtful accounts of $766 and $894, respectively	16,043	16,193
Inventories	699	655
Prepaid expenses	3,073	1,251
Other receivables	57	1,259
Assets of discontinued operations	31	42

Total current assets	20,737	19,918

Property and equipment:
Buildings and land	14,964	14,089
Equipment	23,516	18,639
Vehicles	2,195	2,359
Leasehold improvements	5,249	16
Office furniture and equipment	1,576	1,518
Construction in progress	11,478	4,029

	58,978	40,650
Less accumulated depreciation	(11,440)	(9,961)

Net property and equipment	47,538	30,689

Intangibles and other assets:
Permits, net of accumulated amortization of $2,912 and $2,129, respectively	21,150	13,338
Goodwill, net of accumulated amortization of $1,575 and $1,323, respectively	6,588	6,840
Other assets	3,167	1,986

Total assets	$ 99,180	$ 72,771

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

(Amounts in Thousands, Except for Share Amounts)	September 30, 2001 (Unaudited)	December 31, 2000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 8,628	$ 7,763
Accrued expenses	9,760	8,300
Revolving loan and term note facility	1,000	1,000
Current portion of long-term debt	2,071	5,402
Current liabilities of discontinued operations	304	282

Total current liabilities	21,763	22,747

Environmental accruals	2,872	3,245
Accrued closure costs	4,685	5,118
Other long-term liabilities	418	--
Long-term debt, net of debt discounts, less current portion	27,355	19,088
Long-term liabilities of discontinued operations	394	553

Total long-term liabilities	35,724	28,004

Total liabilities	57,487	50,751

Commitments and Contingencies (see Note 8)	--	--

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 and 0 shares issued and outstanding, respectively, liquidation value $1.00 per share (see Note 4)	1,285	--

Stockholders' equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, 2,500 and 4,187 shares issued and outstanding, respectively	--	--
Common Stock, $.001 par value; 50,000,000 shares authorized, 32,682,434 and 23,429,759 shares issued, including 988,000 shares held as treasury stock, respectively	33	23
Additional paid-in capital	65,835	45,328
Accumulated deficit	(23,400)	(21,469)
Interest rate swap	(198)	--

	42,270	23,882
Less Common Stock in treasury at cost; 988,000 shares issued and outstanding	(1,862)	(1,862)

Total stockholders' equity	40,408	22,020

Total liabilities and stockholders' equity	$ 99,180	$ 72,771

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended September 30,	Nine Months Ended September 30,

(Amounts in Thousands, Except for Share Amounts)	2001	2000	2001	2000

Net revenues	$ 17,386	$ 15,360	$ 53,938	$ 43,441
Cost of goods sold	10,814	10,190	37,071	29,739

Gross profit	6,572	5,170	16,867	13,702

Selling, general and administrative expenses	3,557	3,138	10,462	9,318
Depreciation and amortization	1,141	903	3,173	2,617

Income from operations	1,874	1,129	3,232	1,767

Other income (expense):
Interest income	7	10	23	31
Interest expense	(782)	(556)	(2,317)	(1,407)
Interest expense-Warrants	--	--	(234)	--
Interest expense-financing fees	(1,651)	(15)	(2,474)	(43)
Other	(29)	89	(47)	184

Net income (loss)	(581)	657	(1,817)	532

Preferred Stock dividends	(32)	(51)	(114)	(155)

Net income (loss) applicable to Common Stock	$ (613)	$ 606	$ (1,931)	$ 377

Net income (loss) per common share:
Basic	$ (.02)	$ .03	$ (.08)	$ .02

Diluted	$ (.02)	$ .03	$ (.08)	$ .02

Number of shares and potential common shares used in computing net income (loss) per share:
Basic	29,551	21,720	25,016	21,427

Diluted	29,551	26,208	25,016	25,717

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30,

(Amounts in Thousands, Except for Share Amounts)	2001	2000

Cash flows from operating activities:
Net income (loss)	$ (1,817)	$ 532
Adjustments to reconcile net loss to cash used by continuing operations:
Depreciation and amortization	3,173	2,617
Provision for bad debt and other reserves	163	53
Loss (gain) on sale of plant, property and equipment	29	(107)
Issuance of Warrants for financing	234	--
Changes in assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(2,865)	(753)
Prepaid expenses, inventories and other assets	(763)	(1,214)
Accounts payable and accrued expenses	781	(748)

Net cash provided by (used in) continuing operations	(1,065)	380

Net cash used by discontinued operations	(126)	(343)

Cash flows from investing activities:
Purchases of property and equipment	(2,576)	(2,280)
Proceeds from sale of plant, property and equipment	144	191
Net cash used for acquisition	(10,083)	(2,500)
Change in restricted cash, net	(14)	36
Net cash provided by discontinued operations	--	265

Net cash used in investing activities	(12,529)	(4,288)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit facility	(145)	445
Principal repayments of long term debt	(2,546)	(1,062)
Proceeds from issuance of long term debt	6,254	3,750
Proceeds from issuance of Common Stock	10,473	830
Net cash used by discontinued operations	--	(4)

Net cash provided by financing activities	14,036	3,959

Increase (decrease) in cash and cash equivalents	316	(292)
Cash and cash equivalents at beginning of period, including discontinued operations of $0 and $45, respectively	498	816

Cash and cash equivalents at end of period, including discontinued operations of $0 and $1, respectively	$ 814	$ 524

Supplemental disclosure:
Interest paid	$ 2,243	$ 1,301
Non-cash investing and financing activities:
Issuance of Common Stock for services	15	--
Issuance of Common Stock for payment of dividends	184	214
Issuance of Common Stock and Warrants for acquisition	2,916	57
Issuance of Preferred Stock of subsidiary for acquisition	1,285	--
Issuance of Warrants for services and financing, net	3,550	--
Interest rate swap valuation	198	--
Long-term debt incurred for purchase of property and equipment	261	556
Long-term debt incurred for acquisition	--	6,000
Long-term debt exchanged for Common Stock	3,144	--

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, for the nine months ended September 30, 2001)

(Amounts in thousands,	Preferred Stock	Common Stock	Additional Paid-In	Interest	Accumulated	Common Stock Held In	Total Stockholders'
except for share amounts)	Shares	Amount	Shares	Amount	Capital	Rate Swap	Deficit	Treasury	Equity
_________________________________________________________________________________
Balance at December 31, 2000	4,187	$ --	23,429,759	$ 23	$ 45,328	$ --	$(21,469)	$(1,862)	$22,020

Comprehensive loss:
Net loss	--	--	--	--	--	--	(1,931)	--	(1,931)
Other Comprehensive loss:
Interest rate swap	--	--	--	--	--	(198)	--	--	(198)

Comprehensive loss	--	--	--	--	--	--	--	--	(2,129)

Issuance of Common Stock for Preferred Stock dividend	--	--	117,676	--	184	--	--	--	184
Issuance of Common Stock for cash and services	--	--	505,831	1	3,606	--	--	--	3,607
Conversion of Preferred Stock to Common Stock	(1,735)	--	1,156,666	1	(1)	--	--	--	--
Issuance of Common Stock in conjunction with acquisition	--	--	1,944,242	2	2,914	--	--	--	2,916
Proceeds from the Private Placement Offering	--	--	3,528,823	4	6,878	--	--	--	6,882
Exchange of Preferred Stock Series 14, 15 & 16 for Series 17	48	--	--	--	--	--	--	--	--
Debt for equity exchange	--	--	1,999,437	2	3,142	--	--	--	3,144
Issuance of Warrants for services					17				17
Issuance of Warrants in conjunction with financing	--	--	--	--	3,767	--	--	--	3,767

Balance at September 30, 2001	2,500	$ --	32,682,434	$33	$ 65,835	$ (198)	$ (23,400)	$(1,862)	$ 40,408

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000.

1.  Summary of Significant Accounting Policies
Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

2.  Earnings Per Share.
Basic EPS is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS includes the dilutive effect of potential common shares. Diluted loss per share for the three months ended September 30, 2001, and the nine months ended September 30, 2001, does not include potential common shares as their effect would be anti-dilutive.

The following is a reconciliation of basic net income (loss) per share and diluted net income (loss) per share for the three months and nine months ended September 30, 2001 and 2000:
Three Months Ended September 30,	Nine Months Ended September 30,

2001	2000	2001	2000

Net income (loss) applicable to Common Stock - basic	$ (613)	$ 606	$ (1,931)	$ 377
Effect of dilutive securities - Preferred Stock dividends	--	51	--	155

Net income (loss) applicable to Common Stock - diluted	$ (613)	$ 657	$ (1,931)	$ 532

Basic net income (loss) per share	$ (.02)	$ .03	$ (.08)	$ .02

Diluted net income (loss) per share	$ (.02)	$ .03	$ (.08)	$ .02

Weighted average shares outstanding - basic	29,551	21,720	25,016	21,427
Potential shares exercisable under stock option plans	--	1,132	--	1,015
Potential shares upon exercise of Warrants	--	565	--	484
Potential shares upon conversion of Preferred Stock	--	2,791	--	2,791

Weighted average shares outstanding - diluted	29,551	26,208	25,016	25,717

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options	2,104,949	397,449	2,104,949	397,449
Upon exercise of Warrants	15,913,802	4,389,450	15,913,802	4,389,450
Upon conversion of Preferred Stock	1,666,667	--	1,666,667	--

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

The accrued environmental and closure costs related to PFM total $639,000 as of September 30, 2001, a decrease of $149,000 from the December 31, 2000, accrual balance. This reduction was principally a result of the specific costs related to general closure and remedial activities, including groundwater remediation, and agency and investigative activities, ($49,000), and the general operating losses, including indirect labor, materials and supplies, incurred in conjunction with the above actions ($100,000). The general operating losses do not reflect management fees charged by the Company. The environmental liability represents the best estimate of the cost to complete the groundwater remediation at the site (including operating expenses during such remediation period) of approximately $419,000, and the costs to complete the facility closure activities (including agency and investigative activities) totaling approximately $220,000.

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

As a condition to the closing of the M&EC Acquisition, M&EC entered into an installment agreement with the Internal Revenue Service (the "IRS") relating to various withholding taxes owing by M&EC in the amount of approximately $923,000 ("M&EC Installment Agreement"). The M&EC Installment Agreement provides for the payment of such withholding taxes over a term of approximately eight years. In addition, as a condition to such closing, one of M&EC's shareholders, Performance Development Corporation, a Tennessee corporation ("PDC") and two corporations affiliated with PDC, PDC Services Corporation ("PDC Services") and Management Technologies, Inc. ("MTI") each entered into an installment agreement with the IRS relating to withholding taxes owing by each of PDC, PDC Services and MTI ("PDC Installment Agreement"). The PDC Installment Agreement provides for the payment of semiannual installments over a term of eight years in the aggregate amount of approximately $3,714,000. The M&EC Installment Agreement and the PDC Installment Agreement provides that (a) the Company does not have any liability for any taxes, interest or penalty with respect to M&EC, PDC, PDC Services or MTI; (b) M&EC will be solely liable for paying the obligations of M&EC under the M&EC Installment Agreement; (c) the IRS will not assert any liability against the Company, M&EC or any current or future related affiliate of the Company for any tax, interest or penalty of PDC, PDC Services or MTI; and (d) as long as the payments of M&EC under its installment agreement are made timely, pursuant to the terms of the installment agreement, the IRS will not file a notice of a federal tax lien, change or cancel the installment agreement, or take any other type of action against M&EC with respect to the withholding taxes and interest set forth in the installment agreement. The Company did not acquire any interest in PDC, PDC Services or MTI.

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

The acquisition was accounted for using the purchase method effective June 25, 2001, and accordingly, the fair values of the assets and liabilities of M&EC as of this date are included in the accompanying consolidated financial statements. As of June 25, 2001, the Company has performed a preliminary purchase price allocation based upon information available as of this date. Accordingly, the purchase price has been preliminarily allocated to the net assets and net liabilities of M&EC based on their estimated fair values. Included in this preliminary allocation were assets of approximately $18,160,000, liabilities of approximately

9

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

We accrued for the estimated closure costs, determined pursuant to RCRA guidelines, for the acquired facility. This accrual, recorded at $2,025,000, represents the potential future liability to close and remediate the facility, should such a cessation of operations ever occurs. No insurance or third party recovery was taken into account in determining our cost estimates or reserve, nor do our cost estimates or reserves reflect any discount for present value purposes.

M&EC has recently completed the initial phase of construction of its low-level radioactive and hazardous waste ("mixed waste") treatment facility in Oak Ridge, Tennessee. The 125,000 square-foot facility, located on the grounds of the Oak Ridge K-25 Weapons Facility of the Department of Energy ("DOE"), uses Perma-Fix's various proprietary technologies to treat mixed waste coming from governmental, institutional and commercial generators nationwide. M&EC operates under both a hazardous waste treatment and storage permit and a license to store and treat low-level radioactive waste, one of only a few such facilities in the country. M&EC also has three subcontracts with Bechtel-Jacobs Company, LLC, DOE's site manager, which were awarded in 1998 and covers the treatment of millions of cubic feet of legacy, operational and remediation nuclear waste. The facility began accepting waste in June 2001, and became operational in the third quarter of 2001.

The following unaudited pro forma information presents the consolidated statement of operations of the Company as if the acquisition had taken place on January 1, 2000. M&EC had a December 31 fiscal year end and therefore, their results for the year ended December 31, 2000, have been consolidated with our results for the year ended December 31, 2000. M&EC results for the nine months ended September 30, 2001 and 2000, have been consolidated with our results for the nine months ended September 30, 2001 and 2000.

	Year Ended	Nine Months Ended
	December 31,	September 30,
(Amount in thousands, except per share amounts (unaudited))	2000	2001	2000

Net revenues	$60,004	$54,105	$44,189
Net loss applicable to Common Stock	(2,949)	(2,739)	(1,672)
Net loss per share:
Basic	(.13)	(.10)	(.07)
Diluted	(.13)	(.10)	(.07)
Weighted average number of common shares outstanding
Basic	23,502	26,269	23,371
Diluted	23,502	26,269	23,371

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of intangible permits, additional dividend expense on the Series B Preferred, elimination of interest expense related to debt retired with Common Stock and elimination of Preferred Stock dividends from the Series A Preferred exchanged prior to closing. They do not purport to be indicative of the results of operations that actually would have resulted on the date indicated, or which may result in the future.

5.  Long-term Debt
Long-term debt consists of the following at September 30, 2001, and December 31, 2000 (in thousands):

September 30, 2001 (Unaudited)	December 31, 2000

Revolving credit facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest payable monthly at prime rate plus 1% (7.00% at September 30, 2001),
balance due December 2005.	$ 6,348	$ 7,078
Term Loan Agreement dated December 22, 2000, payable in equal monthly installments of principal of $83, balance due in December 2005, variable interest payable monthly at prime rate plus 1 1/2% (7.50% at September 30, 2001).	6,333	7,000
Revolving loan facility dated January 15, 1998, as amended May 27, 1999, repaid December 22, 2000, variable interest paid monthly at prime rate plus 1 3/4% (11.25% at December 31, 2000).	--	(1,253)
Three promissory notes dated May 27, 1999, payable in equal monthly installments of principal and interest of $90 over 60 months, due June 2004, interest at 5.5% for first three years and 7% for remaining two years.	2,729	3,413
Promissory note dated July 14, 2000, as amended December 19, 2000, payable in a lump sum of principal and interest on July 1, 2001, interest payable at an annual rate of 10%.	--	750
Promissory note dated August 29, 2000, as amended December 19, 2000, repaid in full effective July 9, 2001 through conversion to Common Stock, interest payable at an annual rate of 12%.	--	3,000
Promissory note dated August 31, 2000, payable in lump sum August 2005, interest payable annually at 7%.	3,500	3,500
Senior subordinated notes dated July 31, 2001, payable in lump sum on July 31, 2006, interest payable quarterly at an annual interest rate of 13.5%, net of debt discount of $1,568	4,057	--
Promissory note dated June 25, 2001, payable in semiannual installments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable federal rate determined under the IRS Code Section and is payable in lump sum at the end of installment period (9.0% on September 30, 2001)	3,769	--
Promissory note dated June 25, 2001, payable in semiannual installments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable federal rate determined under the IRS Code Section and is payable in lump sum at the end of installment period (9.0% on September 30, 2001)	929	--
Various capital lease and promissory note obligations, payable 2001to 2005, interest at rates ranging from 7.5% to 13.0%.	2,761	2,002

	30,426	25,490
Less current portion of revolving loan and term note facility	1,000	1,000
Less current portion of long-term debt	2,071	5,402

	$ 27,355	$ 19,088

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

Pursuant to the Agreement, the Term Loan bears interest at a floating rate equal to the prime rate plus 1 1/2%, and the Revolving Credit at a floating rate equal to the prime rate plus 1%. The Company incurred approximately $2,160,000 in financing fees relative to the solicitation and closing of this Agreement which are being amortized over the term of the Agreement. Included in such financing fees are (i) PNC commitment fees of $220,000, (ii) investment banking fees of $429,000, (iii) investment banking Warrants valued at $867,000 (non-cash), (iv) legal fees of approximately $245,000 and (v) appraisals, valuations and other closing related expenses of approximately $399,000. The Agreement also contains certain management and credit limit fees payable throughout the term. The loans are subject to a prepayment fee of 1 1/2% in the first year, 1% in the second and third years and 3/4% after the third anniversary until termination date.

As security for prompt payment and performance of the Agreement, the Company granted a security interest in all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and certain real property of the Company and subsidiaries. The Agreement contains affirmative covenants including, but not limited to, maintenance of indebtedness and collateral, management reports and disclosures and fair presentation of financial statements and disclosures. The Agreement also contains a tangible adjusted net worth covenant and a fixed charge coverage ratio covenant, both of which began effective March 31, 2001, as defined in the Agreement. As of September 30, 2001, the Company was in compliance with the covenants.

The proceeds of the Agreement were utilized to repay in full on December 22, 2000, the outstanding balance of the Company's previous revolver and term loan, and to repay in full the guaranteed promissory note to Waste Management Holding, dated August 31, 2000, in the principal amount of $2,500,000 as incurred pursuant to the acquisition of Diversified Scientific Services, Inc. ("DSSI"). The balance of the previous revolving loan on December 22, 2000, as repaid pursuant to the PNC Agreement was $5,491,000. Subsequent to closing, additional funds in the amount of $1,253,000 were deposited in the previous revolver and subsequently forwarded to PNC in January 2001. The balance of the previous term loan on December 22, 2000, as repaid pursuant to the PNC Agreement, was $2,266,000.

In December 2000, the Company entered into an interest rate swap agreement related to its term loan. This hedge, has effectively fixed the interest rate on the notional amount of $3,500,000 of the floating rate $7,000,000 PNC term loan debt. The Company will pay the counterparty interest at a fixed rate equal to the base rate of 6.25%, for a period from December 22, 2000, through December 22, 2005, in exchange for the counterparty paying the Company one month LIBOR rate for the same term (3.58% at September 30, 2001). At September 30, 2001, the market value of the interest rate swap was in an unfavorable value position of $198,000 and was recorded as a liability and the loss was recorded as other comprehensive loss on the Statement of Stockholders' Equity.

Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of Perma-Fix of Orlando, Inc. ("PFO"), Perma-Fix of South Georgia, Inc. ("PFSG") and Perma-Fix of Michigan, Inc. ("PFMI"), a portion of the consideration was paid in the form of the Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of PFO, PFSG and PFMI. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years with the first installment due on July 1, 1999, and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $2,729,000 at September 30, 2001, of which $950,000 is in the current portion. Payments of such Promissory Notes are guaranteed by PFMI under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by PFMI. These Promissory Notes are subject to subordination agreements with the Company's senior and subordinated lenders.

On July 14, 2000, the Company entered into a letter agreement ("$750,000 Capital Loan Agreement") with Capital Bank-Grawe Gruppe AG (f/k/a RBB Bank Aktiengesellschaft) organized under the laws of Austria ("Capital Bank"), pursuant to which Capital Bank, acting as agent for certain investors who provided the funds, loaned (the "$750,000 Capital Loan") the Company the aggregate principal amount of $750,000, as evidenced by the $750,000 Capital Promissory Note in the face amount of $750,000, bearing an annual interest rate of 10.0% per annum. The purpose of the $750,000 Capital Loan is to provide interim financing to facilitate the acquisition of DSSI and M&EC (see Note 4) and to fund certain capital expansions at the Company's existing facilities. The principal amount of this Note and accrued interest thereon was initially payable in full upon the earlier of (i) December 31, 2000, or (ii) ten business days after the Company raises $3,000,000 or more through a private placement of capital securities. On December 19, 2000, this agreement was amended pursuant to the terms of the PNC Revolving Credit and Term Loan Agreement, which extended the due date of the principal and interest to July 1, 2001. On September 11, 2001, the Company paid the principal balance of $750,000 and accrued interest of $87,000 with proceeds from the exercise of Warrants.

The Company entered into an agreement (the "Exchange Agreement") with Capital Bank, to issue to Capital Bank, as agent for certain of its accredited investors, 1,893,505 shares of the Company's Common Stock and a Warrant to purchase up to 1,839,405 shares of Common Stock at an exercise price of $1.75 per share (the "Capital Bank Warrant"), in satisfaction of all amounts due or to become due under the Loan Agreement, dated August 29, 2000, between the Company and Capital Bank (the "$3 Million Loan") and a related Unsecured Promissory Note, dated August 29, 2000, issued by the Company in favor of Capital Bank in the original principal amount of $3,000,000 (the "$3 Million Note"), including the Company's obligations to issue to Capital Bank shares of Common Stock if the $3 Million Note was not paid by certain due dates. The $3 Million Note became due on July 1, 2001. The Exchange Agreement was signed by the Company on July 17, 2001, effective as of July 9, 2001, and was finalized on or about August 6, 2001.

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

On January 31, 2001, the Company entered into a definitive loan agreement (the "Loan Agreement"), with BHC Interim Funding, L.P. ("BHC"). Pursuant to the terms of the Loan Agreement, BHC agreed to loan to the Company the principal amount of $6 million (the "BHC Loan"), with $3.5 million of the BHC Loan funded at the closing of the BHC Loan on February 2, 2001, and an additional $2.5 million funded in March 2001. The outstanding principal amount of the BHC Loan was payable on March 30, 2002, with interest payable monthly on the outstanding principal balance of the BHC Loan at the annual rate of $13.75%. The proceeds from the BHC Loan were used for the Company's working capital purposes and for construction of M&EC's facility. On July 31, 2001, the Company paid off the BHC Loan, including interest and early termination fees, with new long term debt as discussed below in the amount of $5,625,000 and with proceeds from the Private Placement Offering. Of the original prepaid financing fees of $2,041,000, the unamortized balance of $1,440,000 was written-off in the quarter ended September 30, 2001.

On July 31, 2001, the Company issued approximately $5.6 million of its 13.50% Senior Subordinated Notes due July 31, 2006 (the "Notes"). The Notes were issued pursuant to the terms of a Note and Warrant Purchase Agreement, dated July 31, 2001 (the "Purchase Agreement"), between the Company, Associated Mezzanine Investors - PESI, L.P. ("AMI"), and Bridge East Capital, L.P. ("BEC"). The Notes are unsecured and are unconditionally guaranteed by the subsidiaries of the Company. The Company's payment obligations under the Notes are subordinate to the Company's payment obligations to its primary lender and to certain other debts of the Company up to an aggregate amount of $25 million. The net proceeds from the sale of the Notes were used to repay the BHC short-term loan agreement.

Under the terms of the Purchase Agreement, the Company also issued to AMI and BEC Warrants to purchase up to 1,281,731 shares of the Company's Common Stock ("Warrant Shares") at an initial exercise price of $1.50 per share (the "Warrants"), subject to adjustment under certain conditions. The Warrants were valued at $1,622,000 using the Black-Sholes Pricing Model and such valuation was recorded as a discount to the Notes to be amortized over the term of the Notes. The Warrants may be exercised at any time during a seven-year term and provide for cashless exercise. The number of shares issuable upon exercise of the Warrants is subject to adjustment pursuant to certain anti-dilution provisions.

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

The holders of at least 25% of the Warrants or the Warrant Shares may, at any time and from time to time during the term of the Warrants, request on two occasions registration with the Securities and Exchange Commission ("SEC") of the Warrant Shares. In addition, the holders of the Warrants are entitled, subject to certain conditions, to include the Warrant Shares in a registration statement covering other securities which the Company proposes to register. On October 1, 2001, the Company filed an S-3 Registration Statement with the SEC covering the Warrants.

The Notes and Warrants were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and/or Rule 506 of Regulation D promulgated under the

Act, and, therefore, were not registered under the Act. Accordingly, the Notes may not be offered or sold in the United States absent registration or pursuant to an applicable exemption from the registration requirements of the Act. The Company incurred prepaid financing fees of approximately $1,287,000 for the closing of the AMI and BEC Notes, which will be amortized over the term of the notes. Included in such financing fees are (a) closing fees of $200,000 to AMI and $75,000 to Bridge East Management, LLC; (b) investment banking fees of $291,000; (c) investment banking Warrants of $389,000 (non-cash); (d) legal fees of $263,000; and (e) other closing related costs of approximately $69,000.

In connection with the sale of the Notes, the Company, AMI, and BEC entered into an Option Agreement, dated July 31, 2001 (the "Option Agreement"). Pursuant to the Option Agreement, the Company granted each Purchaser an irrevocable option requiring the Company to purchase any or all of the Warrants or the shares of Common Stock issuable under the Warrants (the "Warrant Shares") then held by the Purchaser (the "Put Option"). The Put Option may be exercised at any time commencing July 31, 2004, and ending July 31, 2008. In addition, each Purchaser granted to the Company an irrevocable option to purchase all the Warrants or the Warrant Shares then held by the Purchaser (the "Call Option"). The Call Option may be exercised at any time commencing July 31, 2005, and ending July 31, 2008. The purchase price under the Put Option and the Call Option is based on the quotient obtained by dividing (a) the sum of six times the Company's consolidated EBITDA for the period of the 12 most recent consecutive months minus Net Debt plus the Warrant Proceeds by (b) the Company's Diluted Shares (as the terms EBITDA, Net Debt, Warrant Proceeds, and Diluted Shares are defined in the Option Agreement). On September 30, 2001, the purchase price under the Put Option was in a negative position and as such no liability was recorded for the redemption of the Put Option.

In connection with the sale of the Notes, Ann L. Sullivan Living Trust, dated September 6, 1978, and the Thomas P. Sullivan Living Trust, dated September 8, 1978 (collectively the "Sullivan Trusts") each have entered into a certain Subordination Agreement, dated July 30, 2001. Thomas P. Sullivan, a trustee of the Thomas P. Sullivan Living Trust, is a director of the Company. Under the terms of the Subordination Agreement, the Sullivan Trusts have subordinated all amounts owing by the Company to the Sullivan Trusts in favor of the Company's obligations under the Notes. Notwithstanding the subordination, the Company may (a) as long as no event of default under the Purchase Agreement has occurred and is continuing and if such payments would not create an event of default, continue to make regularly scheduled payments of principal and interest owing under certain promissory notes, dated May 28, 1999, in the original aggregate principal amount of $4.7 million, which were issued to the Sullivan Trusts in connection with the Company's acquisition of Perma-Fix of Michigan, Inc., Perma-Fix of South Georgia, Inc., and Perma-Fix of Orlando, Inc.; and (b) make such payments as may be required pursuant to a certain Mortgage, dated May 28, 1999, by Perma-Fix of Michigan, Inc. in favor of the Sullivan Trusts. The outstanding principal amount due to the Sullivan Trusts is approximately $2.7 million.

In conjunction with the Company's acquisition of M&EC, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $913,000 dated June 7, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended. Such rate is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On September 30, 2001, the rate was 9% (see Note 4). On September 30, 2001, the outstanding balance is $929,000, including accrued interest of $16,000.

M&EC also issued a promissory note for a principal amount of $3.7 million to PDC, dated June 7, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the applicable rate

(9.00% on September 30, 2001) and payable in lump sum at the end of the loan period. On September 30, 2001, the outstanding balance is $3,769,000, including accrued interest of $95,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS (see Note 4).

6.  Preferred Stock Conversion and Exchange
The Company and Capital Bank entered into a Conversion and Exchange Agreement, dated May 25, 2001, but effective as of April 6, 2001, whereby Capital Bank converted a portion of the Company's Preferred Stock owned of record by Capital Bank, as agent for certain of its accredited investors, for shares of the Company's Common Stock and exchanged the remaining Preferred Stock held by Capital Bank for shares of the Company's newly designated Series 17 Class Q Convertible Preferred Stock (the "Series 17 Preferred").

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

7.  Capital Stock - Private Placement Offering
On April 6, 2001, the Company commenced a private placement offering of units (the "Offering") to accredited investors. Each unit is comprised of one share of the Company's Common Stock and one Warrant to purchase one share of Common Stock. The purchase price for each unit was $1.75, and the exercise price of each Warrant included in the units is $1.75, subject to adjustment under certain conditions. On June 15, 2001, the Company revised the offering terms to comply with NASDAQ requirements. The maximum units were reduced to 4.4 million from the original 5 million. The amendment also required the Company to obtain shareholder approval prior to exercising the Warrants issued as part of the units. Pursuant to the terms of the Offering, the Company filed a preliminary proxy statement on October 19, 2001, for a Special Meeting of Shareholders to obtain approval for the exercise of the Warrants. The Offering was made pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and/or Rule 506 of Regulation D promulgated under the Act. The Offering was made only to accredited investors through one or more broker/dealer placement agents.

At the completion of the offering, on July 30, 2001, 4,397,566 units were accepted for an aggregate purchase price of $7,696,000. However, as of the end of the quarter, the Common Stock pursuant to 868,743 units had not yet been issued. Expenses related to the offering subscriptions as of September 30, 2001, were approximately $814,000.

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

The Industrial Waste Management Services segment, which provides on-and-off site treatment, storage, processing and disposal of hazardous and nonhazardous industrial waste, commercial waste and wastewater through our six TSD facilities; Perma-Fix Treatment Services, Inc., Perma-Fix of Dayton, Inc., Perma-Fix of Ft. Lauderdale, Inc., Perma-Fix of Orlando, Inc., Perma-Fix of South Georgia, Inc., and Perma-Fix of Michigan, Inc. We provide various waste management services to certain governmental agencies through Perma-Fix Government Services.

The Nuclear Waste Management Services segment, which provides treatment, storage, processing and disposal services including research, development, and on and off-site waste remediation of nuclear mixed and low-level radioactive waste through our three TSD facilities; Perma-Fix of Florida, Inc., East Tennessee Materials & Energy Corporation ("M&EC") and Diversified Scientific Services, Inc. M&EC was acquired by the Company effective June 25, 2001, and represents a newly constructed facility which became operational in the third quarter of 2001. We provide through Perma-Fix, Inc. on-site waste treatment services to treat certain types of mixed waste at various governmental agencies.

The Consulting Engineering Services segment provides environmental engineering and regulatory compliance services through Schreiber, Yonley & Associates, Inc. which includes oversight management of environmental restoration projects, air and soil sampling and compliance and training activities, as well as, engineering support as needed by our other segments.

The tables below present certain financial information by business segment for the quarter and nine months ended September 30, 2001 and 2000, and excludes the results of operations of the discontinued operations.

Segment Reporting for the Quarter Ended 09/30/01

	Industrial Waste Services	Nuclear Waste Services	Engineering	Segments Total	Corporate Other(2)		Consolidated Total

Revenue from external customers
Intercompany revenues
Interest income
Interest expense
Interest expense-financing fees
Depreciation and amortization
Segment profit (loss)
Segment assets(1)
Expenditures for segment assets	$ 10,978 853 4 226 -- 664 372 41,335 301	$ 5,643 2,124 -- 540 2 434 407 50,804 1,506	$ 765 102 -- 7 -- 23 48 2,284 3	$ 17,386 3,079 4 773 2 1,121 827 94,423 1,810	$ -- -- 3 9 1,649 20 (1,440) 4,757 6	(5) (3)	$ 17,386 3,079 7 782 1,651 1,141 (613) 99,180 1,816

Segment Reporting for the Quarter Ended 09/30/00

	Industrial Waste Services	Nuclear Waste Services	Engineering	Segments Total	Corporate Other(2)		Consolidated Total

Revenue from external customers Intercompany revenues Interest income Interest expense Interest expense-financing fees Depreciation and amortization Segment profit (loss) Segment assets(1) Expenditures for segment assets	$ 11,086 1,053 6 299 1 688 (126) 44,599 660	$ 3,554 826 -- 129 -- 175 719 21,865 386	$ 720 35 -- 15 -- 22 13 2,312 2	$ 15,360 1,914 6 443 1 885 606 68,776 1,048	$ -- -- 4 113 14 18 -- 2,090 2	(3)	$ 15,360 1,914 10 556 15 903 606 70,866 1,050

Segment Reporting for the Nine Months Ended 09/30/01

	Industrial Waste Services	Nuclear Waste Services	Engineering	Segments Total	Corporate Other(2)		Consolidated Total

Revenue from external customers
Intercompany revenues
Interest income
Interest expense
Interest expense-Warrants
Interest expense-financing fees
Depreciation and amortization
Segment profit (loss)
Segment assets(1)
Expenditures for segment assets	$ 30,996 2,922 16 739 -- 6 1,996 (841) 41,335 890	$ 20,541 4,551 -- 1,362 -- 602 1,049 442 50,804 1,928	$ 2,401 187 -- 30 -- -- 68 149 2,284 11	$ 53,938 7,660 16 2,131 -- 608 3,113 (250) 94,423 2,829	$ -- -- 7 186 234 1,866 60 (1,681) 4,757 8	(4) (5) (3)	$ 53,938 7,660 23 2,317 234 2,474 3,173 (1,931) 99,180 2,837

Segment Reporting for the Nine Months Ended 09/30/00

	Industrial Waste Services	Nuclear Waste Services	Engineering	Segments Total	Corporate Other(2)		Consolidated Total

Revenue from external customers Intercompany revenues Interest income Interest expense Interest expense-financing fees Depreciation and amortization Segment profit (loss) Segment assets(1) Expenditures for segment assets	$ 34,329 3,206 20 894 1 2,105 (229) 44,599 2,153	$ 6,569 1,001 -- 211 -- 398 450 21,865 586	$ 2,543 113 -- 43 -- 62 156 2,312 51	$ 43,441 4,320 20 1,148 1 2,565 377 68,776 2,790	$ -- -- 11 259 42 52 -- 2,090 46	(3)	$ 43,441 4,320 31 1,407 43 2,617 377 70,866 2,836

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2) Amounts reflect the activity for corporate headquarters and the activity for Perma-Fix of Memphis, Inc. ("PFM"), which is a discontinued operation, not included in the segment information (see Note 3).

(3) Amounts include segment assets for PFM of $31,000 and $47,000 for 2001 and 2000, respectively.

(4) Amount reflects interest expense-Warrants not allocated to the operating segments.

(5) Amount includes interest exchange-financing fees of $1,440,000, for the write-off of the fees associated with the BHC debt, not allocated to the operating segments.

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

*	ability or inability to continue and improve operations and become profitable on an annualized basis;
*	anticipate funding capital expenditures by a combination of lease financing with lenders, internally generated funds and/or proceeds from a private placement;
*	anticipated financial performance;
*	ability to comply with the Company's general working capital requirements;
*	ability to be able to continue to borrow under the Company's revolving line of credit;
*	ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and the Company's facilities in Memphis, Tennessee; Valdosta, Georgia; and Detroit, Michigan;
*	ability to remediate certain contaminated sites for projected amounts;
*	strategy to obtain higher margin business;
*	ability to fund budgeted capital expenditures for 2001;
*	cost of remediating certain contaminated sites;
*	the potential future liability to close and remediate the M&EC facility;
*	acquisition of M&EC could add approximately $7 million in additional revenues for the Company for 2001;
*	payment of dividends; and
*	all other statements which are not statements of historical fact.

While the Company believes the expectations reflected in such Forward-Looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to:
*	general economic conditions;

-23-

*	material reduction in revenues;
*	inability to collect in a timely manner a material amount of receivables;
*	increased competitive pressures;
*	the ability to maintain and obtain required permits and approvals to conduct operations;
*	the ability to develop new and existing technologies in the conduct of operations;
*	discovery of additional contamination or expanded contamination at a certain Dayton, Ohio, property formerly leased by the Company or the Company's facilities at Memphis, Tennessee; Valdosta, Georgia; and Detroit, Michigan, which would result in a material increase in remediation expenditures;
*	determination that PFM is the source of chlorinated compounds at the Allen Well Field;
*	changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such;
*	potential increases in equipment, maintenance, operating or labor costs;
*	management retention and development;
*	the requirement to use internally generated funds for purposes not presently anticipated;
*	inability to become profitable;
*	the inability to secure additional liquidity in the form of additional equity or debt;
*	the commercial viability of our treatment processes;
*	the determination that PFMI or PFO was responsible for a material amount of remediation at certain Superfund sites; and
*	the general contractor or the DOE's failure to comply with the current contracts related to M&EC.

The Company undertakes no obligations to update publicly any Forward-Looking statement, whether as a result of new information, future events or otherwise.

24

Results of Operations

The table below should be used when reviewing management's discussion and analysis for the three and nine months ended September 30, 2001 and 2000:

Three Months Ended September 30,	Nine Months Ended September 30,

Consolidated (amounts in thousands)	2001	%	2000	%	2001	%	2000	%

Net Revenues	$17,386	100.0	$15,360	100.0	$53,938	100.0	$43,441	100.0
Cost of Goods Sold	10,814	62.2	10,190	66.3	37,071	68.7	29,739	68.5

Gross Profit	6,572	37.8	5,170	33.7	16,867	31.3	13,702	31.5

Selling, General & Administrative	3,557	20.5	3,138	20.4	10,462	19.4	9,318	21.4
Depreciation/Amortization	1,141	6.6	903	5.9	3,173	5.9	2,617	6.0

Income from operations	$ 1,874	10.8	$ 1,129	7.4	$ 3,232	6.0	$ 1,767	4.1

Interest Expense	$ (782)	(4.5)	$ (556)	(3.6)	$(2,317)	(4.3)	$(1,407)	(3.2)
Interest Expense - Warrants	-	-	-	-	(234)	(.4)	-	-
Interest Expense - Finance Fees	(1,651)	(9.5)	(15)	(.1)	(2,474)	(4.6)	(43)	(.1)
Preferred Stock Dividends	(32)	(.2)	(51)	(.3)	(114)	(.2)	(155)	(.4)

Summary -- Three and Nine Months Ended September 30, 2001 and 2000
We provide services through three reportable operating segments. The Industrial Waste Management Services segment is engaged in on-and off-site treatment, storage, disposal and processing of a wide variety of by-products and industrial, hazardous and non-hazardous wastes. This segment competes for materials and services with numerous regional and national competitors to provide comprehensive and cost-effective waste management services to a wide variety of customers in the Midwest, Southeast and Southwest regions of the country. We operate and maintain facilities and businesses in the waste by-product brokerage, on-site treatment and stabilization, and off-site blending, treatment and disposal industries. The Nuclear Waste Management Services segment provides treatment, storage, processing and disposal services of nuclear mixed and low-level radioactive wastes, including research, development and on-site and off-site waste remediation. The presence of nuclear and low-level radioactive constituents within the waste streams processed by this segment create different and uniquely operational, processing and permitting/licensing requirements from those contained within the Industrial Waste Management Services segment. On June 25, 2001, we completed the acquisition of East Tennessee Materials & Energy Corporation ("M&EC"). M&EC became operational during the third quarter of 2001, and has had a favorable material impact on the Company's revenues. Our Consulting Engineering Services segment provides a wide variety of environmental related consulting and engineering services to industry and government. The Consulting Engineering Services segment provides oversight management of environmental restoration projects, air and soil sampling, compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities.

Consolidated net revenues increased to $17,386,000 from $15,360,000 for the quarter ended September 30, 2001, as compared to the same quarter in 2000. This increase of $2,026,000 or 13.2% is principally attributable to the additional revenues resulting from the acquisition of M&EC, effective June 25, 2001, and a growth in mixed waste revenues driven by the recent expansion of the advanced mixed waste treatment facility in North Florida. The quarter showed increases in revenue in the Nuclear Waste Management Services segment of $2,089,000 and an increase in the Consulting Engineering Services segment of $45,000. These increases were offset by a decrease in revenue in the Industrial Waste Management Services segment of $108,000 which was a result of the expiration of government contracts and a refocus of this segment to target higher margin business. Consolidated net revenues increased to

$53,938,000 from $43,441,000 for the nine-month period ended September 30, 2001, as compared to the same period of 2000. This increase of $10,497,000 or 24.2% is attributable to the additional revenues resulting from the acquisition of M&EC, the mixed waste subcontract work performed by Perma-Fix, Inc. ("PFI") in Oak Ridge, and growth in mixed waste revenues driven by the expansion of the advanced mixed waste treatment facility in North Florida. These factors increased revenues by approximately $13,972,000 in the Nuclear Waste Management Services segment. Offsetting this increase, were decreases in the Industrial Waste Management Services segment totaling approximately $3,333,000 and Consulting Engineering Services segment totaling approximately $142,000. The decreases were primarily due to the harsher weather conditions in the winter months, impact of the downturn in the economy during late 2000 and early 2001 and the reduced revenue in September 2001 within all segments resulting from the tragic events of September 11, 2001. Additionally, the strategy to target higher margin business and the expiration of government contracts contributed to the decrease.

Cost of goods sold for the Company increased $624,000 or 6.1% for the quarter ended September 30, 2001, as compared to the quarter ended September 30, 2000. This consolidated increase in cost of goods sold reflect principally the increased operating costs corresponding to the increased revenues in the Nuclear Waste Management Services segment totaling $1,114,000. This increase in operating costs is primarily a result of the acquisition of M&EC. Offsetting this increase was decreases in operating costs in the Industrial Waste Management Services segment totaling $452,000 and decreases in the Consulting Engineering Services segment totaling $38,000 both of which correspond to the reduction in revenues for those segments. The resulting gross profit for the quarter ended September 30, 2001, increased $1,402,000 to $6,572,000 which as a percentage of revenue is 37.8%, reflecting an increase over the corresponding quarter in 2000 percentage of revenue of 33.7%. This increase in gross profit as a percentage of revenue was principally recognized within the Industrial Waste Management Services segment, which increased from 30.0% in 2000 to 33.4% in 2001 reflecting the impact of increased volumes of new wastewater streams and the impact of targeting higher margin business. Additionally, the Consulting Engineering Services segment showed an increase from 29.9% in 2000 to 39.0% in 2001 reflecting the benefits from the restructuring and consolidation of our engineering businesses. The Nuclear Waste Management Services segment also showed an increase from 46.0% in 2000 to 46.2% in 2001. Cost of goods sold increased $7,332,000 or 24.6% for the nine-month period ended September 30, 2001, as compared to the nine-month period ended September 30, 2000. As with the quarter, this increase is a direct result of the increased operating costs corresponding to the increased revenues in the Nuclear Waste Management Services segment totaling $9,928,000. This increase in operating costs is primarily a result of the acquisition of Diversified Scientific Services, Inc. ("DSSI"), the acquisition of M&EC and the costs associated with the M&EC mixed waste subcontract performed by PFI prior to the acquisition of M&EC. These increases were offset by decreases in operating costs in the Industrial Waste Management Services segment totaling $2,321,000 and decreases in the Consulting Engineering Services segment totaling $275,000, both of which correspond to the reduction in revenues for those segments. The resulting gross profit for the nine months of 2001 increased $3,165,000 to $16,867,000, which as a percentage of revenue is 31.3%, reflecting a decrease over the corresponding nine months in 2000 percentage of revenue of 31.5%. This decrease in gross profit as a percentage of revenue was principally recognized within the Nuclear Waste Management Services segment reflecting the impact of subcontract work performed by PFI during the first and second quarter of 2001 and the start-up costs as this segment ramps up to normal activities. Additionally, the Industrial Waste Management Services segment experienced a decrease in gross profit from 29.7% in 2000 to 29.6% in 2001 reflecting an increase in certain fixed costs due to expansion and startup activities for the processing of new wastewater streams at several facilities and increased transportation and utilities due to the harsher winter and higher fuel costs. Offsetting this decrease, however, was an increase in the Consulting Engineering segment from 31.4% in 2000 to 38.9% in 2001, reflecting the benefits from the restructuring and consolidation of our engineering businesses.

Selling, general and administrative expenses increased $419,000 or 13.3% for the quarter ended September 30, 2001, as compared to the quarter ended September 30, 2000. This increase principally reflects the impact of the acquisition of DSSI during August 2000, which resulted in an increase of $144,000, the impact of the acquisition of M&EC during June 2001, which resulted in an increase of $215,000 and the increased expenses associated with additional sales and marketing efforts as we continue to refocus the business segments into new environmental markets, such as nuclear and mixed waste. As a percentage of revenue, selling, general and administrative expense increased to 20.5% for the quarter ended September 30, 2001, compared to 20.4% for the same period in 2000. Selling, general and administrative expenses also increased for the nine-month period of 2001, as compared to 2000, by $1,144,000 or 12.3%. This increase principally reflects the impact of the DSSI acquisition during August 2000, discussed above, which resulted in an increase of $672,000, the impact of the M&EC acquisition during June 2001, discussed above, which resulted in an increase of $220,000 and the increased expenses associated with additional sales and marketing efforts discussed above. As a percentage of revenue, selling, general and administrative expense reflected a decrease to 19.4% for the nine-month period ended September 30, 2001, compared to 21.4% for the same period of 2000.

Depreciation and amortization expense for the quarter ended September 30, 2001, reflects an increase of $238,000 as compared to the quarter ended September 30, 2000. This increase is attributable to a depreciation expense increase of $5,000 resulting from the M&EC facility, acquired effective June 25, 2001, and an amortization expense increase of $273,000 also related to the acquisition of M&EC. Additionally, this increase is attributable to a depreciation expense increase of $33,000 resulting from the DSSI facility, acquired effective August 31, 2000, and an amortization expense increase of $36,000 also related to the acquisition of DSSI. Offsetting this increase is a decrease in depreciation expense of $4,000 related to assets becoming fully depreciated and a decrease in amortization expense of $105,000 related to a final purchase accounting adjustment relative to the DSSI acquisition. Depreciation and amortization expense for the nine-month period ended September 30, 2001, reflects an increase of $556,000 as compared to the same period of 2000. This increase is attributable to the acquisition of M&EC effective June 25, 2001, totaling $278,000, of which depreciation increased $5,000 and amortization expense increased by $273,000. This increase is also attributable to the acquisition of DSSI effective August 31, 2000, totaling $436,000, of which depreciation increased by $266,000 and amortization increased by $170,000. The offsetting decrease of $53,000 is related to assets becoming fully depreciated and a decrease in amortization related to a one-time purchase accounting adjustment of $105,000 relative to the DSSI acquisition.

Interest expense increased $226,000 for the quarter ended September 30, 2001, as compared to the corresponding period of 2000. This increase reflects the impact of the acquisition of M&EC effective June 25, 2001. As a condition of the closing, M&EC entered into two installment agreements, comprising of the original principal balance of $4,637,000, which resulted in approximately $110,000 of additional interest expense. The remaining increase is a direct result of the interest expense on the BHC Interim Funding ("BHC") loan agreement, which totaled $16,000, and the Associated Mezzanine Investors - PESI, L.P. and Bridge East Capital, L.P. ("AMI and BEC") loan agreement which totaled $129,000, both related to the expansion of our mixed waste facilities. Offsetting this increase is a decrease in interest expense of $29,000 that is a result of lower interest rates due to a drop in the prime lending rate and reduced borrowing levels on the revolving and term loan with PNC Bank, National Association ("PNC"). Interest expense also increased by $910,000 for the nine-month period ended September 30, 2001, as compared to the corresponding period of 2000. This increase reflects the impact of DSSI which was acquired during August 2000. Two promissory notes were executed in conjunction with the DSSI acquisition, comprising $6,000,000 of the purchase price, resulting in approximately $331,000 of additional interest expense. This increase also reflects the impact of M&EC which was acquired during June 2001. As a condition of the closing, M&EC entered into two installment agreements, comprising of the original principal balance of $4,637,000, which resulted in approximately $110,000 of additional interest expense. The remaining increase is a direct result of the interest expense on the BHC loan agreement which totaled $390,000 and the interest expense on the AMI and BEC loan agreement which totaled $129,000, both related the expansion of our mixed waste facilities. This increase is offset by the impact of lower interest rates due to a drop in the prime lending rate and reduced borrowing levels on the revolving and term loan with PNC, which resulted in a decrease in interest expense of $50,000.

Interest expense-Warrants for the nine months ended September 30, 2001, was $234,000. This expense reflects the Black-Scholes pricing valuation for certain Warrants issued to Capital Bank-Grawe Gruppe AG (f/k/a RBB Bank Aktiengesellschaft) ("Capital Bank") pursuant to a promissory note ("$3,000,000 Capital Promissory Note") and an unsecured promissory note ("$750,000 Capital Promissory Note"). The notes required that certain Warrants be issued upon the initial execution of the note and at monthly intervals if the debt obligations to Capital have not been repaid in full. During 2001, the Company has issued 315,000 Warrants to Capital resulting in the above noted expense. See Note 5 of Notes to Consolidated Financial Statements for a further discussion of the Capital unsecured promissory notes, and their repayment during the third quarter of 2001.

Interest expense-financing fees increased approximately $1,636,000 for the quarter ended September 30, 2001, as compared to the corresponding period of 2000. This increase is primarily due to the write-off of prepaid financing fees for the BHC debt, totaling $1,440,000, resulting from the full repayment of this debt in July 2001. This increase also is due to the amortization of financing fees of $99,000 associated with the new credit facility and term loan with PNC and the amortization of financing fees of $97,000 for the new AMI/BEC debt. Interest expense-financing fees also increased by approximately $2,431,000 for the nine months ended September 30, 2001, as compared to the corresponding period of 2000. This increase is also due to the amortization and write-off of the BHC financing fees of $2,041,000 and to the amortization of PNC financing fees of $293,000 and AMI/BEC financing fees of $97,000.

Preferred Stock dividends decreased $19,000 during the quarter ended September 30, 2001, as compared to the corresponding period of 2000. This decrease is due to the conversion of $1,730,000 (1,730 preferred shares) of the Preferred Stock into Common Stock in the second quarter of 2001. Additionally, Preferred Stock dividends decreased $41,000 for the nine months period ended September 30, 2001, as compared to the corresponding period of 2000. This decrease is due to the conversion of Preferred Stock into Common Stock as stated above, in addition to the conversion of $5,000 (5 preferred shares) of Preferred Stock into Common Stock during January 2001.

Liquidity and Capital Resources of the Company
At September 30, 2001, the Company had cash and cash equivalents of $814,000. This cash and cash equivalents total reflects an increase of $316,000 from December 31, 2000, as a result of net cash used in continuing operations of $1,065,000, cash used by discontinued operations of $126,000, cash used in investing activities of $12,529,000 (principally purchases of equipment, net totaling $2,576,000, and net cash used for the acquisition of M&EC which includes advances and construction related expenses of $10,083,000), offset by cash provided by financing activities of $14,036,000 (principally from the issuance of stock and long-term debt, partially offset by scheduled principal repayments of long-term debt).

Accounts receivable, net of allowance for doubtful accounts, totaled $16,043,000, a decrease of $150,000 from the December 31, 2000, balance of $16,193,000. This decrease reflects the impact of the acquisition of M&EC of which $2,657,000 of receivables for PFI and $364,000 of receivables for Perma-Fix of New Mexico, Inc. ("PFNM"), outstanding at December 31, 2000, were eliminated in conjunction with the acquisition of M&EC in June 2001, offset by the increase in accounts receivable of $3,167,000 for M&EC associated with increased revenues for the third quarter of 2001. The remaining decrease in the accounts receivable balance of $296,000 resulted from increased collection efforts and reduced revenues within the Industrial Waste Management Services segment.

As of September 30, 2001, total consolidated accounts payable for continuing operations was $8,628,000 an increase of $865,000 from the December 31, 2000, balance of $7,763,000. This increase in accounts payable is reflective of the impact of accounts payable assumed in the acquisition of M&EC, effective June 25, 2001, totaling $782,000. Additionally, accounts payable for DSSI also increased by $821,000 of which $403,000 was in conjunction with expansion projects at that facility. The offsetting decrease of $738,000 is reflective of the private placement equity raised during the year, a portion of which was used to reduce certain payables.

Our net purchases of new capital equipment for continuing operations for the nine-month period ended September 30, 2001, totaled approximately $2,576,000. These expenditures were for expansion and improvements to the operations principally within the waste management segments. These capital expenditures were funded by the cash provided by continuing operations and through a portion of the private placement equity funds and Warrant proceeds raised during the quarter. We had budgeted capital expenditures of approximately $4,000,000 for 2001, which includes completion of certain current projects, as well as other identified capital and permit compliance purchases. We anticipate funding these capital expenditures by a combination of lease financing with lenders other than the equipment financing arrangement discussed above, internally generated funds, and/or the proceeds received from equity offerings and Warrant exercises.

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

As security for prompt payment and performance of the Agreement, the Company granted a security interest in all receivables, equipment, general intangibles, inventory, investment property, real property, subsidiary stock and other assets of the Company and subsidiaries. The Agreement contains affirmative covenants including, but not limited to, maintenance of indebtedness and collateral, management reports and disclosures and fair presentation of financial statements and disclosures. The Agreement also contains a tangible adjusted net worth covenant and a fixed charge coverage ratio covenant, both of which began effective March 31, 2001, as defined in the Agreement. As of September 30, 2001, the Company was in compliance with the covenants.

As of September 30, 2001, borrowings under the revolving loan agreement were approximately $6,348,000, a decrease of $730,000 over the December 31, 2000, balance of $7,078,000. The balance under the term loan at September 30, 2001, was $6,333,000, a decrease of $667,000 from the December 31, 2000, balance of $7,000,000. As of September 30, 2001, the Company's borrowing availability under the PNC credit facility, based on its then outstanding eligible accounts receivable, was approximately $5,141,000.

Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of Perma-Fix of Orlando, ("PFO"), Perma-Fix of South Georgia, Inc. ("PFSG") and Perma-Fix of Michigan, Inc. ("PFMI"), a portion of the consideration was paid in the form of the Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of PFO, PFSG and PFMI. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years with the first installment due on July 1, 1999, and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $2,729,000 at September 30, 2001, of which $950,000 is in the current portion. Payments of such Promissory Notes are guaranteed by PFMI under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by PFMI. The holders of these Promissory Notes have agreed to subordinate the payment of such notes to the holders of certain senior and subordinated debt of the Company.

On July 14, 2000, the Company entered into a letter agreement ("$750,000 Capital Loan Agreement") with Capital Bank, pursuant to which Capital Bank, acting as agent for certain investors who provided the funds, loaned (the "$750,000 Capital Loan") the Company the aggregate principal amount of $750,000, as evidenced by the $750,000 Capital Promissory Note in the face amount of $750,000, bearing an annual interest rate of 10.0% per annum. The purpose of the $750,000 Capital Loan is to provide interim financing to facilitate the acquisition of DSSI and M&EC (see Note 4 of Notes to Consolidated Financial Statements) and to fund certain capital expansions at the Company's existing facilities. The principal amount of this Note and accrued interest thereon was initially payable in full upon the earlier of (i) December 31, 2000, or (ii) ten business days after the Company raises $3,000,000 or more through a private placement of capital securities. On December 19, 2000, this agreement was amended pursuant to the terms of the PNC Revolving Credit and Term Loan Agreement, which extended the due date of the principal and interest to July 1, 2001. On September 11, 2001, the Company paid the principal balance of $750,000 and accrued interest of $87,000 with proceeds from the exercise of Warrants.

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

On July 9, 2001, the Company entered into an agreement (the "Exchange Agreement") with Capital Bank, to issue to Capital Bank, as agent for certain of its accredited investors, 1,893,505 shares of the Company's Common Stock and a Warrant to purchase up to 1,839,405 shares of Common Stock at an exercise price of $1.75 per share (the "Capital Warrant") in satisfaction of all amounts due or to become due under the Loan Agreement, dated August 29, 2000, between the Company and Capital Bank and a related Unsecured Promissory Note, dated August 29, 2000, issued by the Company in favor of Capital Bank in the original principal amount of $3,000,000, including the Company's obligations to issue to Capital Bank shares of Common Stock if the $3 Million Note was not paid by certain due dates. The transaction contemplated by the Exchange Agreement was completed in August 2001.

The Company paid to Capital Bank a closing fee of $325,000, payable $75,000 cash and by the issuance by the Company of 105,932 shares of the Company's Common Stock, such number of shares being equal to the quotient of $250,000 divided by the last closing bid price of the Common Stock as quoted on the NASDAQ on June 26, 2001, and (b) issued certain five-year Warrants for the purchase of up to 625,000 shares of Common Stock at a purchase price of $1.75 per share.

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

On January 31, 2001, the Company entered into a definitive loan agreement (the "Loan Agreement"), with BHC Interim Funding, L.P. ("BHC"). Pursuant to the terms of the Loan Agreement, BHC agreed to loan to the Company the principal amount of $6 million (the "BHC Loan"), with $3.5 million of the BHC Loan funded at the closing of the BHC Loan on February 2, 2001, and an additional $2.5 million funded in March 2001. The outstanding principal amount of the BHC Loan was payable on March 30, 2002, with interest payable monthly on the outstanding principal balance of the BHC Loan at the annual rate of $13.75%. The proceeds from the BHC Loan were used for the Company's working capital purposes and for construction of M&EC's facility. On July 31, 2001, the Company paid off the BHC Loan, including interest and early termination fees, with new long term debt as discussed below in the amount of $5,625,000 and with proceeds from the Private Placement Offering.

On July 31, 2001, the Company issued approximately $5.6 million of its 13.50% Senior Subordinated Notes due July 31, 2006 (the "AMI and BEC Notes"). The AMI and BEC Notes were issued pursuant to the terms of a Note and Warrant Purchase Agreement, dated July 31, 2001 (the "Purchase Agreement"), between the Company, Associated Mezzanine Investors - PESI, L.P. ("AMI") and Bridge East Capital, L.P. ("BEC"). The AMI and BEC Notes are unsecured and are unconditionally guaranteed by the subsidiaries of the Company. The Company's payment obligations under the AMI and BEC Notes are subordinate to the Company's payment obligations to its primary lender and to certain other debts of the Company up to an aggregate amount of $25 million. The net proceeds from the sale of the AMI and BEC Notes were used to repay the BHC loan discussed above.

Under the terms of the Purchase Agreement, the Company also issued to AMI and BEC Warrants to purchase up to 1,281,731 shares of the Company's Common Stock ("Warrant Shares") at an initial exercise price of $1.50 per share (the "Warrants"), subject to adjustment under certain conditions. The Black-Scholes valuation of the Warrants was $1,622,000, with such amount recorded as a discount or reduction to the AMI and BEC Notes and amortized over the life of the debt. The Warrants may be exercised at any time during a seven-year term and provide for cashless exercise. The number of shares issuable upon exercise of the Warrants is subject to adjustment pursuant to certain anti-dilution provisions.

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

The holders of at least 25% of the Warrants or the shares of Common Stock issued upon exercise of the Warrants may, at any time and from time to time during the term of the Warrants, request on two occasions registration with the Securities and Exchange Commission ("SEC") of the Warrant Shares. In addition, the holders of the Warrants are entitled, subject to certain conditions, to include the Warrant Shares in a registration statement covering other securities which the Company proposes to register. An S-3 registration statement covering the shares of Common Stock issuable upon the exercise of the Warrants was filed with the SEC on October 1, 2001.

The AMI and BEC Notes and Warrants were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and/or Rule 506 of Regulation D promulgated under the Act, and, therefore, were not registered under the Act. Accordingly, the AMI and BEC Notes may not be offered or sold in the United States absent registration or pursuant to an applicable exemption from the registration requirements of the Act. The Company incurred prepaid financing fees of approximately $1,287,000 for the closing of the AMI and BEC Notes, which will be amortized over the term of the notes. Included in such financing fees are (a) closing fees of $200,000 to AMI and $75,000 to Bridge East Management, LLC; (b) investment banking fees of $291,000; (c) investment banking Warrants of $389,000 (non-cash); (d) legal fees of $263,000; and (e) other closing related costs of approximately $69,000.

In connection with the sale of the AMI and BEC Notes, the Company, AMI, and BEC entered into an Option Agreement, dated July 31, 2001 (the "Option Agreement"). Pursuant to the Option Agreement, the Company granted each Purchaser an irrevocable option requiring the Company to purchase any or all of the Warrants or the shares of Common Stock issuable under the Warrants (the "Warrant Shares") then held by the Purchaser (the "Put Option"). The Put Option may be exercised at any time commencing July 31, 2004, and ending July 31, 2008. In addition, each Purchaser granted to the Company an irrevocable option to purchase all the Warrants or the Warrant Shares then held by the Purchaser (the "Call Option"). The Call Option may be exercised at any time commencing July 31, 2005, and ending July 31, 2008. The purchase price under the Put Option and the Call Option is based on the quotient obtained by dividing (a) the sum of six times the Company's consolidated EBITDA for the period of the 12 most recent consecutive months minus Net Debt plus the Warrant Proceeds by (b) the Company's Diluted Shares (as the terms EBITDA, Net Debt, Warrant Proceeds, and Diluted Shares are defined in the Option Agreement). On September 30, 2001, the purchase price under the Put Option was in a negative position and as such no liability was recorded for the redemption of the Put Option.

The working capital deficit position at September 30, 2001, was $1,026,000, as compared to a deficit position of $2,829,000 at December 31, 2000, which reflects an improvement in this deficit position of $1,803,000 during the first nine months of 2001. This improved working capital deficit position was primarily due to the completion of the private equity offering in July 2001, the receipt of Warrant proceeds and the M&EC facility becoming operational in the third quarter of 2001.

The accrued dividends on the outstanding Preferred Stock for the period July 1, 2000, through December 31, 2000, in the amount of approximately $102,000 were paid in February 2001, in the form of

74,038 shares of Common Stock of the Company. The dividends on the converted and exchanged preferred shares for the period January 1, 2001, through April 6, 2001, in the amount of $53,000 were paid in June 2001 in the form of 31,137 shares of Common Stock. The accrued dividends for the period April 6, 2001, through June 30, 2001, totaled $29,000, which were paid in August 2001, in the form of 12,501 shares of Common Stock. Under the Company's loan agreements, the Company is prohibited from paying cash dividends on its outstanding capital stock. The accrued dividends for the period July 1, 2001, through September 30, 2001, totaled $32,000 and will be paid in January 2002.

On July 30, 2001, the Company completed the private offering of units (the "Offering") to accredited investors. Each unit is comprised of one share of the Company's Common Stock and one Warrant to purchase one share of Common Stock. The purchase price for each unit was $1.75, and the exercise price of each Warrant included in the units is $1.75, subject to adjustment under certain conditions. The Company accepted subscriptions for 2,697,428 units during the second quarter of 2001 for a purchase price of $4,720,000, which was used for working capital purposes and to complete the M&EC acquisition. The remaining units, for a purchase price of $2,976,000, were accepted in July 2001 which resulted in the acceptance of 4,397,566 of the maximum 4.4 million units, for an aggregate purchase price of $7,696,000. (See Note 7 of Notes to Consolidated Financial Statements). The Company paid commissions to registered broker dealers that acted as placement agents of $232,031 for placing units to certain accredited investors. The balance of the proceeds received by the Company in connection with the private placement was used, in part, to prepay certain short term debt, to complete the acquisition of M&EC and for general working capital purposes. In order to comply with the NASDAQ rules, the Warrants included in units may not be exercised until the Company has obtained shareholder approval of the exercise of such Warrants. Pursuant to the terms of the Offering, the Company filed with the Securities and Exchange Commission ("SEC") a preliminary proxy statement on October 19, 2001, for a Special Meeting of Shareholders to obtain approval for the exercise of the Warrants. We have received comments from the SEC relating to the preliminary proxy statement, and we, together with our counsel, are reviewing the SEC's comments.

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

Prior to the date of acquisition, the Company was operating under a subcontract agreement for the design and construction of M&EC's facility. Pursuant to the subcontract agreement, the Company, as of the date of acquisition, had loaned and advanced M&EC approximately $2.3 million for working capital purposes and had billed approximately $9.8 million related to the construction of the new facility. At the date of closing of the M&EC acquisition, the Company paid certain liabilities to the IRS, 401(k) plans and several debt holders, in the aggregate amount of $2,048,000. During 2001, the net cash used for acquisition, including the above noted construction and advanced funds, totaled approximately $10,083,000.

As a condition to the closing of the M&EC Acquisition, M&EC entered into an installment agreement with the Internal Revenue Service (the "IRS") relating to various withholding taxes owing by M&EC in the amount of approximately $923,000. In addition, as a condition to such closing, one of M&EC's shareholders, Performance Development Corporation, a Tennessee corporation ("PDC") and two corporations affiliated with PDC, PDC Services Corporation ("PDC Services") and Management Technologies, Inc. ("MTI") each entered into installment agreement with the IRS relating to withholding taxes owing by each of PDC, PDC Services and MTI ("PDC Installment Agreement"). The PDC Installment Agreement provides for the payment of semiannual installments over a term of eight years in the aggregate amount of approximately $3,714,000. The installment agreements provide that (a) the Company does not have any liability for any taxes, interest or penalty with respect to M&EC, PDC, PDC Services or MTI; (b) M&EC will be solely liable for paying the obligations of M&EC; (c) the IRS will not assert any liability against the Company, M&EC or any current or future related affiliate of the Company for any tax, interest or penalty of PDC, PDC Services or MTI; and (d) as long as the payments of M&EC under its installment agreement are made timely, pursuant to the terms of the installment agreement, the IRS will not file a notice of a federal tax lien, change or cancel the installment agreement, or take any other type of action against M&EC with respect to the withholding taxes and interest set forth in the installment agreement. Each installment agreement also provides that the IRS agrees not to assert any liability against M&EC, the Company or any current or future related affiliate of the Company for any tax, interest or penalty of PDC, PDC Services or MTI. The Company did not acquire any interest in PDC, PDC Services or MTI.

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

We accrued for the estimated closure costs, determined pursuant to RCRA guidelines, for the acquired facility. This accrual, recorded at $2,025,000, represents the potential future liability to close and remediate the facility, should such a cessation of operations ever occurs. No insurance or third party recovery was taken into account in determining our cost estimates or reserve, nor do our cost estimates or reserves reflect any discount for present value purposes.

M&EC has recently completed the initial phase of construction of it's a low-level radioactive and hazardous waste ("mixed waste") treatment facility in Oak Ridge, Tennessee. The 125,000 square-foot facility, located on the grounds of the Oak Ridge K-25 Weapons Facility of the Department of Energy ("DOE"), uses Perma-Fix's various proprietary technologies to treat mixed waste coming from governmental, institutional and commercial generators nationwide. M&EC operates under both a hazardous waste treatment and storage permit and a license to store and treat low-level radioactive waste, one of only a few such facilities in the country. M&EC also has three subcontracts with Bechtel-Jacobs Company, LLC, DOE's site manager, which were awarded in 1998 and covers the treatment of millions of cubic feet of legacy, operational and remediation nuclear waste. The facility began accepting waste in June 2001, and became operational in the third quarter of 2001.

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

The Company routinely uses third-party disposal companies, who ultimately destroy or secure landfill residual materials generated at its facilities or at a client's site. The Company, compared to its competitors, disposes of significantly less hazardous or industrial by-products from its operations due to rendering material non-hazardous, discharging treated wastewaters to publicly-owned treatment works and/or processing wastes into saleable products. In the past, numerous third-party disposal sites have improperly managed wastes and consequently require remedial action; consequently, any party utilizing these sites may be liable for some or all of the remedial costs. Despite the Company's aggressive compliance and auditing procedures for disposal of wastes, the Company could, in the future, be notified that it is a PRP at a remedial action site, which could have a material adverse effect on the Company.

In addition to budgeted capital expenditures of $4,000,000 for 2001 at the Company's treatment, storage and disposal facilities ("TSD facilities"), which are necessary to maintain permit compliance and improve operations, as discussed above, we have also budgeted for 2001 an additional $1,230,000 in environmental expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at four locations. The four locations where these expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia and PFMI's facility in Detroit, Michigan. We have estimated the expenditures for 2001 to be approximately $159,000 at the EPS site, $236,000 at the PFM location, $474,000 at the PFSG site and $361,000 at the PFMI site of which $54,000; $49,000; $87,000; and $333,000 were spent during the first nine months of 2001, respectively. Additional funds will be required for the next five to ten years to properly investigate and remediate these sites. We expect to fund these expenses to remediate these four sites from funds generated internally, however, no assurances can be made that we will be able to do so.

Interest Rate Swap
The Company entered into an interest rate swap agreement effective December 22, 2000, to modify the interest characteristics of its outstanding debt from a floating basis to a fixed rate, thus reducing the impact of interest rate changes on future income. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received will be accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counter parties is included in other assets or liabilities. At September 30, 2001, the market value of the interest rate swap was in an unfavorable value position of $198,000 and was recorded as a liability and the loss was recorded as other comprehensive loss on the Statement of Stockholders' Equity (see Note 5 to Notes to Consolidated Financial Statements).

Recent Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 138, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may specifically be designated as a hedge, the objective of which is to match the timing of gain or loss recognition of: i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk; or ii) the earnings effect of the hedged transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. In December 2000, the Company entered into an interest rate swap agreement (see Note 5 to Notes to Consolidated Financial Statements).

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria, SFAS 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is approximately $6,588,000 and other intangible asset is approximately $21,271,000. Amortization expense during the nine-month period ended September 30, 2001, was approximately $1,036,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 ("FAS 143"), Accounting for Asset Retirement Obligations, effective for the fiscal years beginning after June 15, 2002. This statement provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. FAS 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. The Company is currently evaluating the impact of the adoption of FAS 143.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This statement supersedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and Accounting Principals Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement retains the fundamental provisions of FAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. The Company is currently evaluating the impact of the adoption of FAS 144.

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

Item 2.		Changes in Securities and Use of Proceeds
(a)-(b)	Senior Subordinated Note
On July 31, 2001, the Company issued approximately $5.6 million of its 13.50% Senior Subordinated Notes due July 31, 2006 (the "Notes"). The Notes were issued pursuant to the terms of a Note and Warrant Purchase Agreement, dated July 31, 2001 (the "Purchase Agreement"), between the Company, Associated Mezzanine Investors - PESI, L.P. ("AMI"), and Bridge East Capital, L.P. ("BEC"). The Notes are unsecured and are unconditionally guaranteed by the subsidiaries of the Company. The Company's payment obligations under the Notes are subordinate to the Company's payment obligations to its primary lender and to certain other debts of the Company up to an aggregate amount of $25 million. The Purchase Agreement prohibits the Company from paying cash dividends on its outstanding capital stock, or from redeeming, retiring, purchasing or acquiring shares of its capital stock (except and to the extent that the consideration consists of shares of stock of the Company).
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

-39-
The holders of at lease 25% of the Warrants or the shares of Common Stock issuable upon the exercise of the Warrants may, at any time and from time to time during the term of the Warrants, request on two occasions registration with the Securities and Exchange Commission of the shares of Common Stock issuable upon the exercise of the Warrants. In addition, the holders of the Warrants are entitled, subject to certain conditions, to include the shares of Common Stock issuable upon the exercise of the Warrants in a registration statement covering other securities which the Company proposes to register.
The AMI and BEC Notes and Warrants were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and/or Rule 506 of Regulation D promulgated under the Act, and, therefore, were not registered under the Act. Accordingly, the AMI and BEC Notes may not be offered or sold in the United States absent registration or pursuant to an applicable exemption from the registration requirements of the Act. The Company incurred prepaid financing fees of approximately $1,287,000 for the closing of the AMI and BEC Notes, which will be amortized over the term of the notes. Included in such financing fees are (a) closing fees of $200,000 to AMI and $75,000 to Bridge East Management, LLC; (b) investment banking fees of $291,000; (c) investment banking Warrants of $389,000 (non-cash); (d) legal fees of $263,000; and (e) other closing related costs of approximately $69,000.
In connection with the sale of the AMI and BEC Notes, the Company, AMI, and BEC entered into an Option Agreement, dated July 31, 2001 (the "Option Agreement"). Pursuant to the Option Agreement, the Company granted each Purchaser an irrevocable option requiring the Company to purchase any or all of the Warrants or the shares of Common Stock issuable under the Warrants (the "Warrant Shares") then held by the Purchaser (the "Put Option"). The Put Option may be exercised at any time commencing July 31, 2004, and ending July 31, 2008. In addition, each Purchaser granted to the Company an irrevocable option to purchase all the Warrants or the Warrant Shares then held by the Purchaser (the "Call Option"). The Call Option may be exercised at any time commencing July 31, 2005, and ending July 31, 2008. The purchase price under the Put Option and the Call Option is based on the quotient obtained by dividing (a) the sum of six times the Company's consolidated EBITDA for the period of the 12 most recent consecutive months minus Net Debt plus the Warrant Proceeds by (b) the Company's Diluted Shares (as the terms EBITDA, Net Debt, Warrant Proceeds, and Diluted Shares are defined in the Option Agreement). On September 30, 2001, the purchase price under the Put Option was in a negative position and as such no liability was recorded for the redemption of the Put Option.
	(c)	During the quarter ended September 30, 2001, the Company sold or entered into an agreement to sell equity securities, as such term is defined under Rule 12b-2 of the Exchange Act of 1934, as amended (the "Exchange Act"), that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), other than as previously reported, as follows:

-40-
(i)	On July 30, 2001, the Company completed a private placement offering of units (the "Offering") to accredited investors. As of July 30, 2001, the Company had accepted subscriptions for 4,397,566 units of the maximum 4.4 million units offered, for an aggregate purchase price of $7,695,740. Each unit is comprised of one share of the Company's Common Stock and one Warrant to purchase one share of Common Stock. The purchase price for each unit was $1.75, and the exercise price of each Warrant included in the units is $1.75, subject to adjustment under certain conditions. In order to comply with the NASDAQ rules, the Warrants included in units may not be exercised until the Company has obtained shareholder approval of the exercise of such Warrants. Pursuant to the terms of the Offering, the Company intends to promptly solicit for such shareholder approval.
The Offering was made only to accredited investors pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under the Act. The Company has agreed to file within 60 days following the final closing under the Offering a registration statement with the SEC to register the Common Stock included in the units sold and the Common Stock issuable upon exercise of the Warrants included in the units sold (the "Registration Statement"). The Registration Statement was filed with the SEC within the 60 day period.
(ii)	On July 9, 2001, the Company entered into an agreement (the "Exchange Agreement") with Capital Bank-Grawe Gruppe AG (f/k/a RBB Bank Aktiengesellschaft), organized under the laws of Austria (Capital Bank"), to issue to Capital Bank, as agent for certain of its accredited investors, 1,893,505 shares of Common Stock and a Warrant to purchase up to 1,839,405 shares of Common Stock at an exercise price of $1.75 per share (the "Capital Warrant") in satisfaction of all amounts due or to become due under the Loan Agreement, dated August 29, 2000, between the Company and Capital Bank (the "$3 Million Loan") and a related Unsecured Promissory Note, dated August 29, 2000, issued by the Company in favor of Capital Bank in the original principal amount of $3,000,000 (the "$3 Million Note"), including the company's obligations to issue to Capital Bank shares of Common Stock if the $3 Million Note was not paid by certain due dates. The $3 Million Note was due on July 1, 2001.
Pursuant to the terms of the Exchange Agreement, the closing occurred on August 6, 2001, when the NASDAQ advised the Company that it did not have any objection to the listing of the shares of Common Stock under the Exchange Agent and upon exercise of the Warrant. The Company (a) paid to Capital Bank a closing fee of $325,000, payable $75,000 cash and by the issuance by the Company of 105,932 shares of the Company's Common Stock, such number of shares being equal to the quotient of $250,000 divided by the last closing bid price of the Common Stock as quoted on the NASDAQ on June 26, 2001, and (b) issued certain five-year Warrants for the purchase of up to 625,000 shares of Common Stock at a purchase price of $1.75 per share.

-41-
The issuance of the Common Stock and the Warrant under the terms of the Exchange Agreement was made pursuant to Section 4(2) of the Securities Act of 1933, as amended, since Capital Bank is an accredited investor due to it being a banking institution, substantial stockholder of the Company and a sophisticated financial institution. Capital Bank has advised the Company that it is precluded by Austrian law from disclosing the identities of its investors, but that all of its investors are accredited investors under Rule 501 of Regulation D promulgated under the Act. In addition, Capital Bank has advised the Company that none of its investors beneficially own more than 4.9% of the Company's Common Stock.
In addition to the shares and Warrant issuable to Capital Bank pursuant to the Exchange Agreement, Capital Bank purchased 842,995 units under the Offering. Capital Bank also has the right to acquire an additional 8,175,317 shares of Common Stock, comprised of (a) 842,995 Warrants included in the units purchased in the Offering, (b) 5,665,655 shares of Common Stock issuable under various other Warrants held by Capital Bank, and (c) 1,666,667 shares of Common Stock issuable to Capital Bank upon the conversion of 2,500 shares of the Company's Series 17 Preferred held by Capital Bank. If Capital Bank were to acquire all of the shares of Common Stock issuable upon exercise of the various Warrants held by Capital Bank and the shares of Common Stock issuable upon conversion of the Series 17 Preferred, then Capital Bank would own of record 17,958,643 shares of Common Stock. Assuming all of the Company's outstanding Warrants and options as of the date of this Form 10-Q or to be issued in the unit Offering are, or have been, exercised, including those Warrants held by Capital Bank, Capital Bank would own of record 34% of the issued and outstanding Common Stock of the Company. The numbers of shares and percentages set forth in the preceding paragraph assume no other issuances of Common Stock other than those described.
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

-42-
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
(iii)	During August 2001, the Company issued to Capital Bank 12,501 shares of the Company's Common Stock in payment of $29,000 in accrued and unpaid dividends from January 1, 2001, to June 30, 2001, relating to certain outstanding series of the Company's Preferred Stock in accordance with the terms of such Preferred Stock. The issuance of the above described shares of Common Stock in payment of accrued and unpaid dividends in connection the Company's Preferred Stock were issued pursuant to an exemption from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D as promulgated under the Act.
Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
4.1	Note and Warrant Purchase Agreement, dated July 31, 2001, among the Company, AMI, and BEC is incorporated by reference from Exhibit 99.1 to the Company's Form 8-K, dated July 30, 2001.
4.2	Form of 13.50% Senior Subordinated Note Due 2006 is incorporated by reference from Exhibit 99.2 to the Company's Form 8-K, dated July 30, 2001.
4.3	Form of Common Stock Purchase Warrant, expiring July 31, 2008, issued by the Company to AMI and BEC to purchase up to 1,281,731 shares of the Company's Common Stock is incorporated by reference from Exhibit 99.3 to the Company's Form 8-K, dated July 30, 2001.
4.4	Form of Subscription Agreement incorporated by reference from Exhibit 4.2 to Company's Form 8-K dated June 15, 2001 (date of earliest event reported).
10.1	Form of Guaranty Agreement, dated as of July 31, 2001, of each of the Company's subsidiaries, Perma-Fix of Florida, Inc., Perma-Fix of Fort Lauderdale, Inc., Perma-Fix of Dayton, Inc., Perma-Fix Treatment Services, Inc., Perma-Fix of Memphis, Inc., Perma-Fix, Inc., Perma-Fix of New Mexico, Inc., Reclamation Systems, Inc., Industrial Waste Management, Inc., Schreiber, Yonley & Associates, Mintech, Inc., Perma-Fix of Orlando, Inc., Perma-Fix of South Georgia, Inc., Perma-Fix of Michigan, Inc., Diversified Scientific Services, Inc., and East Tennessee Materials and Energy Corporation guaranteeing the Company's obligations under the Notes is incorporated by reference from Exhibit 99.4 to the Company's Form 8-K, dated July 30, 2001.

-43-
10.2	Registration Rights Agreement, dated July 31, 2001, among the Company, AMI, and BEC is incorporated by reference from Exhibit 99.5 to the Company's Form 8-K, dated July 30, 2001.
10.3	Subordination Agreement, dated July 30, 2001, among the Company, AMI, and the Sullivan Trusts. The Company and the Sullivan Trusts entered into a substantially similar Subordination Agreement, dated July 30, 2001, with BEC. A copy of this Subordination Agreement will be provided to the Commission upon request is incorporated by reference from Exhibit 99.6 to the Company's Form 8-K, dated July 30, 2001.
10.4	Senior Subordination Agreement, dated July 31, 2001, among the Company, PNC Bank, National Association, AMI, and BEC is incorporated by reference from Exhibit 99.7 to the Company's Form 8-K, dated July 30, 2001.
10.5	Option Agreement, dated July 31, 2001, among the Company, AMI, and BEC is incorporated by reference from Exhibit 99.8 to the Company's Form 8-K, dated July 30, 2001.
10.6	Debt-For-Stock Exchange Agreement, dated effective July 9, 2001, between the Registrant and Capital Bank-Grawe Gruppe AG, as incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 9, 2001, and filed on July 20, 2001.
10.7	Common Stock Purchase Warrant, dated July 9, 2001, granted by the Registrant to Capital Bank-Grawe Gruppe AG for the right to purchase up to 1,839,405 shares of the Registrant's Common Stock at an exercise price of $1.75 per share incorporated by reference from Exhibit 10.12 to the Company's Registration Statement, No. 333-70676.
10.8	Common Stock Purchase Warrant, dated July 9, 2001, granted by the Registrant to Herbert Strauss for the right to purchase up to 625,000 shares of the Registrant's Common Stock at an exercise price of $1.75 per share, incorporated by reference from Exhibit 10.13 to the Company's Registration Statement, No. 333-70676.
10.9	Warrant Agreement, dated July 31, 2001, granted by the Registrant to Paul Cronson for the right to purchase up to 43,295 shares of the Registrant's Common Stock at an exercise price of $1.44 per share, incorporated by reference from Exhibit 10.20 to the Company's Registration Statement, No. 333-70676. Substantially similar Warrants, dated July 31, 2001, for the right to purchase up to an aggregate 218,752 shares of the Registrant's Common Stock at an exercise price of $1.44 per share were granted by the Registrant to Ryan Beck (6,836 shares), Ryan Beck (54,688), Michael Kollender (37,598 shares), Randy Rock (37,598 shares), Robert Goodwin (43,294 shares), Robert C. Mayer, Jr. (43,294 shares), and Meera Murdeshwar (6,837 shares). Copies will be provided to the Commission upon request.

-44-
10.10	Warrant to Purchase Common Stock, dated July 30, 2001, granted by the Registrant to David Avital for the purchase of up to 143,000 shares of the Registrant's Common Stock at an exercise price of $1.75 per share, incorporated by reference from Exhibit 10.21 to the Company's Registration Statement, No. 333-70676. Substantially similar Warrants for the purchase of an aggregate 4,254,566 were issued to Capital Bank (842,995 shares), CICI 1999 Qualified Annuity Trust (85,715 shares), Gerald D. Cramer (85,715 shares), CRM 1999 Enterprise Fund 3 (200,000 shares), Craig S. Eckenthal (57,143 shares), Danny Ellis Living Trust (250,000 shares), Europa International, Inc. (571,428 shares), Harvey Gelfenbein (28,571 shares), A. C. Israel Enterprises (285,715 shares), Kuekenhof Partners, L.P. (40,000), Kuekenhof Equity Fund, L.P. (60,000 shares), Jack Lahav (571,429 shares), Joseph LaMotta (28,571 shares), Jay B. Langner (28,571 shares), The F. M. Grandchildren Trust (42,857 shares), Mathers Associates (228,571 shares), Peter Melhado (115,000 shares), Pamela Equities Corp. (42,857 shares), Josef Paradis (143,000 shares), Readington Associates (57,143 shares), Dr. Ralph Richart (225,000 shares), Edward J. Rosenthal Profit Sharing Plan (28,571 shares), Yariv Sapir IRA (85,714 shares), and Bruce Wrobel (150,000 shares), respectively. Copies will be provided to the Commission upon request.
10.11	Common Stock Purchase Warrant, dated July 30, 2001, granted by the Registrant to Kennerman Associates for the purchase of 15,750 shares of the Registrant's Common Stock at an exercise price of $1.75 per share, incorporated by reference from Exhibit 10.22 to the Company's Registration Statement, No. 333-70676. Substantially similar Warrants, dated July 30, 2001, for the purchase of an aggregate 108,000 shares of the Registrant's Common Stock at an exercise price of $1.75 per share were issued to Ryan, Beck & Co., L.L.C. (34,000 shares), Larkspur Capital Corporation (34,000 shares), and National Securities Corporation (40,000 shares). Copies will be provided to the Commission upon request.
10.12	Common Stock Purchase Warrant, dated July 31, 2001, granted by the Registrant to Associated Mezzanine Investors-PESI (I), L.P. for the purchase of up to 712,073 shares of the Registrant's Common Stock at an exercise price of $1.50 per share, incorporated by reference from Exhibit 10.23 to the Company's Registration Statement, No. 333-70676. A substantially similar Warrant was issued to Bridge East Capital L.P. for the right to purchase of up to 569,658 shares of the Registrant's Common Stock, and a copy will be provided to the Commission upon request.
(b)	Reports on Form 8-K
An amended current report on Form 8-K/A (Item 7 - Financial Statements and Exhibits), dated June 15, 2001, was filed by the Company on September 10, 2001, containing audited financial statements and pro-forma financial information relating to the acquisition of M&EC.
A current report on Form 8-K (Item 5 - Other Events), dated July 9, 2001, was filed by the Company on July 20, 2001, reporting that the Company has entered into a debt for stock exchange with Capital Bank. The Company issued 1,893,505 shares of the Company's Common Stock and a Warrant to purchase 1,839,405 shares of Common Stock in satisfaction of all amounts due under a loan agreement dated August 29, 2000 ("$3 Million Note"), between the Company and Capital Bank.

-45-
A current report on Form 8-K (Item 5 - Other Events), dated July 30, 2001, was filed by the Company on August 7, 2001, reporting that the Company completed a Debt for Equity Exchange Agreement with Capital Bank whereby the Company issued Common Stock and Warrants to purchase Common Stock in satisfaction of the $3 Million Note held by Capital Bank.
A current report on Form 8-K (Item 5 - Other Events), dated July 30, 2001, was filed by the Company on August 7, 2001, reporting that the Company entered into a Note and Warrant Purchase Agreement with AMI and BEC whereby the Company issued $5.6 million in Senior Subordinated Notes to AMI and BEC and a Warrant to purchase 1,281,731 shares of the Company's Common Stock.
A current report on Form 8-K (Item 5 - Other Events), dated July 30, 2001, was filed by the Company on August 7, 2001, reporting that the Company completed a private placement offering for 4,397,566 units of the maximum 4.4 units.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Date: November 16, 2001	By: /s/ Louis F. Centofanti Dr. Louis F. Centofanti Chairman of the Board Chief Executive Officer

By: /s/ Richard T. Kelecy Richard T. Kelecy Chief Financial Officer