Form 10-Q
period 2002-03-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2002-05-20
CIK 891532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ______________

Commission File No. 1-11596

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

           Delaware                                                                                           58-1954497
(State or other jurisdiction                                                                                       (IRS Employer Identification Number)
of incorporation or organization)

1940 N.W. 67th Place, Gainesville, FL                                                            32653
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

                      Class                                                                        Outstanding at May 10, 2002
Common Stock, $.001 Par Value                                                                34,225,562
Outstanding at May 10, 2002                                                             (excluding 988,000 shares)
                                                                                                             held as treasury stock)

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

INDEX

PART I	FINANCIAL INFORMATION	Page No.
Item 1.	Financial Statements
Consolidated Balance Sheets - March 31, 2002 and December 31, 2001 .. . . . . . . . . . . . . . . . . . . .	2
Consolidated Statements of Operations - Three Months Ended March 31, 2002 and 2001 . . . . . . . . . . . . . .	4
Consolidated Statements of Cash Flows - Three Months Ended March 31, 2002 and 2001 . . . . . . . . . . . . . .	5
Consolidated Statements of Stockholders' Equity - Three Months Ended March 31, 2002 . . . . . . . . . . . . . . . . . . . . . .	6
Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . .	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations. . . . . . . . . . . . . .	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	25

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	26
Item 6.	Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	26

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

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The results of operations for the three months ended March 31, 2002, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2002.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except for Share Amounts)	March 31, 2002 (Unaudited)	December 31, 2001

ASSETS
Current assets:
Cash	$ 275	$ 860
Restricted cash	20	20
Accounts receivable, net of allowance for doubtful accounts of $772 and $725	16,442	17,191
Inventories	813	756
Prepaid expenses	3,251	1,651
Other receivables	31	142

Total current assets	20,832	20,620

Property and equipment:
Buildings and land	15,217	15,210
Equipment	27,453	26,915
Vehicles	2,128	2,120
Leasehold improvements	10,043	10,029
Office furniture and equipment	1,750	1,657
Construction-in-progress	5,397	4,382

	61,988	60,313
Less accumulated depreciation and amortization	(12,955)	(11,940)

Net property and equipment	49,033	48,373

Intangibles and other assets:
Permits, net	20,623	20,639
Goodwill, net	6,525	6,509
Other assets	2,816	2,996

Total assets	$ 9,829	$ 99,137

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

(Amounts in Thousands, Except for Share Amounts)	March 31, 2002 (Unaudited)	December 31, 2001

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 9,265	$ 7,167
Current environmental accrual	965	1,202
Accrued expenses	9,164	8,431
Current portion of long-term debt	3,015	2,989

Total current liabilities	22,409	19,789
Environmental accruals	2,327	2,332
Accrued closure costs	4,922	4,919
Other long-term liabilities	876	814
Long-term debt, less current portion	27,801	28,157

Total long-term liabilities	35,926	36,222

Total liabilities	58,335	56,011
Commitments and Contingencies (see Note 5)	--	--
Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share	1,285	1,285
Stockholders' equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, 2,500 shares issued and outstanding	--	--
Common Stock, $.001 par value; 50,000,000 shares authorized, 35,146,562 and 35,008,005 shares issued, including 988,000 shares held as treasury stock, respectively	35	35
Additional paid-in capital	66,402	66,042
Accumulated deficit	(24,246)	(22,216)
Interest rate swap	(120)	(158)

	42,071	43,703
Less Common Stock in treasury at cost; 988,000 shares issued and outstanding	(1,862)	(1,862)

Total stockholders' equity	40,209	41,841

Total liabilities and stockholders' equity	$ 99,829	$ 99,137

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31,

(Amounts in Thousands, Except for Per Share Amounts)	2002	2001

Net revenues	$ 16,451	$ 18,712
Cost of goods sold	12,361	13,523

Gross profit	4,090	5,189

Selling, general and administrative expenses	4,078	3,470
Depreciation and amortization	1,027	1,017

Income (loss) from operations	(1,015)	702

Other income (expense):
Interest income	5	8
Interest expense	(705)	(716)
Interest expense-Warrants	--	(241)
Interest expense-financing fees	(257)	(258)
Other	(27)	(17)

Net loss	(1,999)	(522)

Preferred Stock dividends	(31)	(50)

Net loss applicable to Common Stock	$ (2,030)	(572)

Net loss per common share
Basic	$ (.06)	$ (.03)

Diluted	$ (.06)	$ (.03)

Number of shares and potential common shares used in computing net loss per common share:
Basic	34,057	22,510

Diluted	34,057	22,510

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,

(Amounts in Thousands)	2002	2001

Cash flows from operating activities:
Net loss	$ (1,999)	$ (522)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Depreciation and amortization	1,027	1,017
Provision for bad debt and other reserves	44	35
Loss on sale of plant, property and equipment	--	27
Issuance of Warrants for financing	--	241
Changes in assets and liabilities, net of effects from business acquisitions:
Accounts receivable	705	(4,772)
Prepaid expenses, inventories and other assets	(679)	(1,570)
Accounts payable and accrued expenses	2,127	(463)

Net cash provided by (used in) operations	1,225	(6,007)

Cash flows from investing activities:
Purchases of property and equipment, net	(1,522)	(365)
Proceeds from sale of plant, property and equipment	--	139
Change in restricted cash, net	(2)	(6)

Net cash used in investing activities	(1,524)	(232)

Cash flows from financing activities:
Net (repayments) borrowings on revolving credit facility	(81)	66
Principal repayments of long-term debt	(494)	(388)
Proceeds from issuance of long-term debt	--	6,410
Proceeds from issuance of stock	289	52

Net cash (used in) provided by financing activities	(286)	6,140

Decrease in cash	(585)	(99)

Cash at beginning of period	860	498

Cash at end of period	$ 275	$ 399

Supplemental disclosure:
Interest paid	$ 608	$ 347

Non-cash investing and financing activities:
Issuance of Common Stock and Warrants for services	8	7
Issuance of Common Stock for payment of dividends	63	102
Issuance of Warrants for financing	--	1,763
Gain (loss) on interest rate swap	38	(114)
Long-term debt incurred for purchase of property and equipment	164	--

The accompanying notes are an integrated part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, for the three months ended March 31, 2002)

(Amounts in thousands, except for share amounts)	Preferred Stock	Common Stock	Additional Paid-In	Accumulated	Interest Rate	Common Stock Held In	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Swap	Treasury	Equity

Balance at December 31, 2001	2,500	$ --	35,008,005	$ 35	$66,042	$(22,216)	$ (158)	$(1,862)	$41,841

Comprehensive loss:
Net loss	--	--	--	--	--	(2,030)	--	--	(2,030)
Other Comprehen- sive loss:
Gain on interest rate swap	--	--	--	--	--	--	38	--	38
Comprehensive loss	--	--	--	--	--	--	--	--	(1,992)

Issuance of Common Stock for Preferred Stock dividend	--	--	24,217	--	63	--	--	--	63
Issuance of stock for cash and services	--	--	114,340	--	297	--	--	--	297

Balance at March 31, 2002	2,500	$ --	35,146,562	$ 35	$66,402	$ (24,246)	$ (120)	$ (1,862)	$ 40,209

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

1.   Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

2.  Recently Adopted Accounting Standards

The Company adopted the Financial Accounting Standards Board FASB Statements No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective January 1, 2002. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria, SFAS 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company is in the process of evaluating intangible assets for impairment and has discontinued amortizing our indefinite-life intangible assets (goodwill and permits). Prior to January 1, 2002, goodwill and permits were amortized on a straight-line basis over ten to forty years. Amortization expense for goodwill and permits for the quarter ended March 31, 2001, was $292,000.

Pro forma results for March 31, 2001, assuming the discontinuation of amortization would be as follows:

(Amounts in thousands, except per share amount)	Total	Per Share

Loss as reported	$ (522)	$ (.03)
Amortization of goodwill and permits	292.02

Pro forma loss	$ (230)	$ (.01)

3.  Earnings Per Share

Basic EPS is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS includes the dilutive effect of potential common shares. Diluted loss per share for the three months ended March 31, 2002 and 2001, does not include potential common shares as their effect would be anti-dilutive.

The following are the potential shares excluded from weighted average share calculations due to their anti-dilutive effect for the three months ended March 31, 2002 and 2001:

Three Months Ended March 31,

	2002	2001

Upon exercise of Options	2,867,300	2,090,949
Upon exercise of Warrants	14,468,052	7,920,729
Upon conversion of Preferred Stock	1,666,667	2,788,000

4.  Long-term Debt
Long-term debt consists of the following at March 31, 2002, and December 31, 2001:

(Amounts in Thousands)	March 31, 2002 (Unaudited)	December 31, 2001

Revolving loan facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at prime rate plus 1% (5.75% at March 31, 2002), balance due in
December 2005.	$ 7,832	$ 7,663

Term Loan Agreement dated December 22, 2000, payable in equal monthly installments of principal of $83, balance due in December 2005, variable interest paid monthly at prime rate plus 1 1/2% (6.25% at March 31, 2002).	5,833	6,083

Three promissory notes dated May 27, 1999, payable in equal monthly installments of principal and interest of $90 over 60 months, due June 2004, interest at 5.5% for first three years and 7% for remaining two years.	2,257	2,495

Promissory note dated August 31, 2000, payable in lump sum in August 2005, interest paid annually at 7%.	3,500	3,500

Senior subordinated notes dated July 31, 2001, payable in lump sum on July 31, 2006, interest payable quarterly at an annual interest rate of 13.5%, net of unamortized debt discount of $1,406.	4,219	4,138

Promissory note dated June 25, 2001, payable in semiannual install- ments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable federal rate determined under the IRS Code Section (8.0% on March 31, 2002) and is payable in lump sum at the end of installment period.	3,634	3,634

Promissory note dated June 25, 2001, payable in semiannual install- ments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable federal rate determined under the IRS Code Section (8.0% on March 31, 2002) and is payable in lump sum at the end of installment period.	903	903

Various capital lease and promissory note obligations, payable 2002 to 2006, interest at rates ranging from 7.5% to 17.9%.	2,638	2,730

	30,816	31,146
Less current portion of long-term debt	3,015	2,989

	$ 27,801	$ 28,157

On December 22, 2000, the company entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank. The Agreement provides for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. Payments commenced on February 1, 2001. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $15,000,000. The Revolving Credit advances are subject to limitations of an amount up to the sum of a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and d) up to 50% of acceptable unbilled amounts aged up to 60 days, less e) reserves Agent reasonably deems proper and necessary. The Revolving Credit advances shall be due and payable in full on December 22, 2005. As of March 31, 2002, our availability under our revolving credit facility was $2,876,000 based on our eligible receivables.

Pursuant to the Agreement the Term Loan bears interest at a floating rate equal to the prime rate plus 1 1/2%, and the Revolving Credit at a floating rate equal to the prime rate plus 1%. The Agreement also contains certain management and credit limit fees payable throughout the term. The loans are subject to a prepayment fee of 1 1/2 % in the first year, 1% in the second and third years and 3/4% after the third anniversary until termination date.

In December 2000, the Company entered into an interest rate swap agreement related to its Term Loan. This hedge, has effectively fixed the interest rate on the notional amount of $3,500,000 of the floating rate $7,000,000 PNC Term Loan. The Company will pay the counterparty interest at a fixed rate equal to the base rate of 6.25%, for a period from December 22, 2000, through December 22, 2005, in exchange for the counterparty paying the Company one month LIBOR rate for the same term (1.88% at March 31, 2002). The value of the interest rate swap at January 1, 2001, was deminimus. At March 31, 2002, the market value of the interest rate swap was in an unfavorable value position of $120,000 and was recorded as a liability. During the three months ended March 31, 2002, the Company recorded a gain on the interest rate swap of $38,000 which offset other comprehensive loss on the Statement of Stockholders' Equity.

Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of Perma-Fix of Orlando, Inc. ("PFO"), Perma-Fix of South Georgia, Inc. ("PFSG") and Perma-Fix of Michigan, Inc. ("PFMI"), a portion of the consideration was paid in the form of the Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of PFO, PFSG and PFMI. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years with the first installment due on July 1, 1999, and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $2,257,000 at March 31, 2002, of which $964,000 is in the current portion. Payments of such Promissory Notes are guaranteed by PFMI under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by PFMI. These Promissory Notes are subject to subordination agreements with the Company's senior and subordinated lenders.

On August 31, 2000, as part of the consideration for the purchase of Diversified Scientific Services, Inc. ("DSSI"), the Company issued to Waste Management Holdings a long-term unsecured promissory note (the "Unsecured Promissory Note") in the aggregate principal amount of $3,500,000, bearing interest at a rate of 7% per annum and having a five-year term with interest to be paid annually and principal due at the end of the term of the Unsecured Promissory Note.

On July 31, 2001, the Company issued approximately $5.6 million of its 13.50% Senior Subordinated Notes due July 31, 2006 (the "Notes"). The Notes were issued pursuant to the terms of a Note and Warrant Purchase Agreement, dated July 31, 2001 (the "Purchase Agreement"), between the Company, Associated Mezzanine Investors - PESI, L.P. ("AMI"), and Bridge East Capital, L.P. ("BEC"). The Notes are unsecured and are unconditionally guaranteed by the subsidiaries of the Company. The Company's payment obligations under the Notes are subordinate to the Company's payment obligations to its primary lender and to certain other debts of the Company up to an aggregate amount of $25 million. The net proceeds from the sale of the Notes were used to repay a previous short-term loan.

Under the terms of the Purchase Agreement, the Company also issued to AMI and BEC Warrants to purchase up to 1,281,731 shares of the Company's Common Stock ("Warrant Shares") at an initial exercise price of $1.50 per share (the "Warrants"), subject to adjustment under certain conditions. The holders of at least 25% of the Warrants or the Warrant Shares may, at any time and from time to time during the term of the Warrants, request on two occasions registration with the Securities and Exchange Commission ("SEC") of the Warrant Shares. In addition, the holders of the Warrants are entitled, subject to certain conditions, to include the Warrant Shares in a registration statement covering other securities which the Company proposes to register. On October 1, 2001, the Company filed an S-3 Registration Statement with the SEC covering the Warrants. The Registration Statement has not become effective as of the date of this Form 10-Q.

In connection with the sale of the Notes, the Company, AMI, and BEC entered into an Option Agreement, dated July 31, 2001 (the "Option Agreement"). Pursuant to the Option Agreement, the Company granted each Purchaser an irrevocable option requiring the Company to purchase any of the Warrants or the shares of Common Stock issuable under the Warrants (the "Warrant Shares") then held by the Purchaser (the "Put Option"). The Put Option may be exercised at any time commencing July 31, 2004, and ending July 31, 2008. In addition, each Purchaser granted to the Company an irrevocable option to purchase all the Warrants or the Warrant Shares then held by the Purchaser (the "Call Option"). The Call Option may be exercised at any time commencing July 31, 2005, and ending July 31, 2008. The purchase price under the Put Option and the Call Option is based on the quotient obtained by dividing (a) the sum of six times the Company's consolidated EBITDA for the period of the 12 most recent consecutive months minus Net Debt plus the Warrant Proceeds by (b) the Company's Diluted Shares (as the terms EBITDA, Net Debt, Warrant Proceeds, and Diluted Shares are defined in the Option Agreement). Pursuant to the guidance under EITF 00-19 on accounting for and financial presentation of securities that could potentially be settled in a Company's own stock, the put warrants would be classified outside of equity based on the ability of the holder to require cash settlement. Also, EITF Topic D-98 discusses the accounting for a security that will become redeemable at a future determinable date and its redemption is variable. This is the case with the Warrants as the date is fixed, but the put or call price varies. The EITF gives two possible methodologies for valuing the securities. The Company has selected to account for the changes in redemption value immediately as they occur and the Company will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. On March 31, 2002, the purchase price under the Put Option was in a negative position and as such no liability was recorded for the redemption of the Put Option.

In conjunction with the Company's acquisition of East Tennessee Materials and Energy Corporation ("M&EC"), M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 dated June 7, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended. Such rate is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On March 31, 2002, the rate was 8%. On March 31, 2002, the outstanding balance is $962,000 including accrued interest of approximately $59,000.

M&EC also issued a promissory note for a principal amount of $3.7 million to PDC, dated June 7, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the applicable rate (8.00% on March 31, 2002) and payable in lump sum at the end of the loan period. On March 31, 2002, the outstanding balance is $3,894,000 including accrued interest of approximately $260,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

5.  Commitments and Contingencies
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

Legal
In the normal course of conducting our business, we are involved in various litigation. There has been no material change in legal proceedings from those disclosed previously in the Company's Form 10-K for year ended December 31, 2001, except as stated below. We are not a party to any litigation or governmental proceeding which our management believes could result in any judgements or fines against us that would have a material adverse affect on the Company's financial position, liquidity or results of operations.

After the end of the first quarter of 2002, but prior to the date of this report, the Company's subsidiary, PFMI, and other PRPs entered into an agreement in principal to settle the lawsuit filed by the federal government in connection with the Four County Landfill site pending in the United States District Court for the Northern District of Indiana, South Bend Division. PFMI would pay approximately $153,000 of the total settlement. The settlement is subject to PFMI being allowed twelve months to pay its portion of the settlement and the parties entering into a definitive settlement agreement.

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

6.  Operating Segments
Pursuant to FAS 131, we define an operating segment as:

*	A business activity from which we may earn revenue and incur expenses;
*	Whose operating results are regularly reviewed by the President of the segment to make decisions about resources to be allocated within the segment and assess its performance; and
*	For which discrete financial information is available.

We have eleven operating segments which are defined as each separate facility or location that we operate. These segments however, exclude the Corporate headquarters and Perma-Fix of Memphis, Inc., which do not generate revenue.

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

The Nuclear Waste Management Services segment, which provides treatment, storage, processing and disposal services. Included in such is research, development, on and off-site waste remediation of nuclear mixed and low-level radioactive waste through our three TSD facilities; Perma-Fix of Florida, Inc., Diversified Scientific Services, Inc., and East Tennessee Materials and Energy Corporation.

The Consulting Engineering Services segment provides environmental engineering and regulatory compliance services through Schreiber, Yonley & Associates, Inc. which includes oversight management of environmental restoration projects, air and soil sampling and compliance and training activities, as well as, engineering support as needed by our other segments.

The table below presents certain financial information by business segment for the three months ended March 31, 2002 and 2001.

Segment Reporting March 31, 2002

	Industrial Waste Services	Nuclear Waste Services	Engineering	Segments Total	Corporate Other(2)	Consolidated Total

Revenue from external customers	$ 8,338	$ 7,194	$ 919	$ 16,451	$ --	$ 16,451
Intercompany revenues	1,245	1,403	11	2,659	--	2,659
Interest income	4	--	--	4	1	5
Interest expense	166	540	3	709	(4)	705
Interest expense-financing fees	--	2	--	2	255	257
Depreciation and amortization	486	509	11	1,006	21	1,027
Segment profit (loss)	(1,317)	(835)	122	(2,030)	--	(2,030)
Segment assets (1)	40,995	52,005	2,304	95,304	4,525	99,829
Expenditures for segment assets	696	986	--	1,682	4	1,686

Segment Reporting March 31, 2001

	Industrial Waste Services	Nuclear Waste Services	Engineering	Segments Total	Corporate Other(2)	Consolidated Total

Revenue from external customers	$ 9,978	$ 7,930	$ 804	$ 18,712	$ --	$ 18,712
Intercompany revenues	977	1,542	37	2,556	--	2,556
Interest income	6	--	--	6	2	8
Interest expense	266	329	14	609	107	716
Interest expense-Warrants	--	--	--	--	241	241
Interest expense-financing fees	5	151	--	156	102	258
Depreciation and amortization	680	295	22	997	20	1,017
Segment profit (loss)	(997)	627	39	(331)	(241)	(572)
Segment assets (1)	42,941	27,701	2,511	73,153	7,723	80,876
Expenditures for segment assets	194	167	4	365	--	365

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2) Amounts reflect the activity for corporate headquarters and the activity for Perma-Fix of Memphis, Inc. ("PFM"), which is a discontinued operation, not included in the segment information

(3) Amount reflects interest expense-Warrants not allocated to the operating segments.

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
*	ability or inability to continue and improve operations and become profitable;
*	anticipated improvement in the financial performance of the Company;
*	ability to comply with the Company's general working capital requirements;
*	ability to be able to continue to borrow under the Company's revolving line of credit;
*	ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and the Company's facilities in Memphis, Tennessee; Valdosta, Georgia and Detroit Michigan;
*	ability to remediate certain contaminated sites for projected amounts;
*	ability to pay expenses to remediate the four sites from funds generated internally;
*	no impairment to intangible assets;
*	no intention to close any facilities;
*	ability to fund budgeted capital expenditures for 2002;
*	ability to complete negotiations under the Oak Ridge contracts and complete the negotiations favorably for the Company to favorably affect the Company's revenues in the future;
*	significant higher revenue under the Oak Ridge contracts;
*	increasing other sources of revenue at M&EC; and
*	expectation that there will be an increase in revenues and operating profits during the second and third quarters of 2002, as in the past.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to:
*	general economic conditions;
*	material reduction in revenues;
*	inability to collect in a timely manner a material amount of receivables;
*	increased competitive pressures;
*	the ability to maintain and obtain required permits and approvals to conduct operations;
*	the ability to develop new and existing technologies in the conduct of operations;
*	ability to retain or renew certain required permits;
*	discovery of additional contamination or expanded contamination at a certain Dayton, Ohio, property formerly leased by the Company or the Company's facilities at Memphis, Tennessee; Valdosta, Georgia and Detroit Michigan, which would result in a material increase in remediation expenditures;
*	determination that PFM is the source of chlorinated compounds at the Allen Well Field;
*	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
*	potential increases in equipment, maintenance, operating or labor costs;
*	management retention and development;
*	financial valuation of intangible assets is substantially less than expected;
*	the requirement to use internally generated funds for purposes not presently anticipated;

-15-

*	inability to become profitable on an annualized basis;
*	the inability of the Company to obtain under certain circumstances shareholder approval of the transaction in which certain Warrants were issued;
*	the inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
*	the determination that PFMI or PFO was responsible for a material amount of remediation at certain Superfund sites;
*	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under these contracts or subcontracts;
*	inability of the Company to successfully negotiate a favorable outcome of the changes and surcharges to the Oak Ridge contracts; and
*	negative impact resulting from the adoption of accounting standard SFAS 142.

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

Intangible Assets. Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net assets acquired ("goodwill") and the recognized permit value of the business. The Company continually reevaluates the propriety of the carrying amount of permits and goodwill to determine whether current events and circumstances warrant adjustments to the carrying value. Effective January 1, 2002, the Company adopted SFAS 142 and is in the process of obtaining a financial valuation of its intangible assets. Effective January 1, 2002, the Company discontinued amortizing indefinite life intangible assets as required by SFAS 142. Amortization expense for goodwill and permits for the quarter ended March 31, 2001, was $292,000.

Accrued Closure Costs. The accrued closure costs are estimates based on guidelines developed by federal and/or state regulatory authorities under RCRA. Such costs are evaluated annually and adjusted for inflationary factors and for approved changes or expansions to the facilities. Increases due to inflationary factors for the years ended December 31, 2001, 2000 and 1999 have been approximately 2.1%, 1.5% and 1.1%, respectively, and based on the historical information, the Company does not expect future inflationary changes to differ materially from the last three years. Increases or decreases in accrued closure costs resulting from changes or expansions at the facilities are determined based on specific RCRA guidelines applied to the requested change. This calculation includes certain estimates, such as disposal pricing, which are based on current market conditions. Accrued closure costs represent a contingent environmental liability to clean up a facility in the event the Company ceases operations in an existing facility. However, the Company has no intention, at this time, to close any of its facilities.

Accrued Environmental Liabilities. The Company has four remediation projects currently in progress. The current and long-term accrual amounts for the projects are the Company's best estimates determined based on proposed or approved processes for clean-up. The circumstances that could affect the outcome range from new technologies, that are being developed every day that reduce the Company's overall costs, to increased contamination levels that could arise as the Company completes remediation which could increase the Company's costs, neither of which the Company anticipates at this time. In addition, significant changes in regulations could adversely or favorably affect the costs to remediate existing sites or potential future sites, which cannot be reasonably quantified.

Disposal Costs. The Company accrues for waste disposal based upon a physical count of the total waste at each facility at the end of each accounting period. Current market prices for transportation and disposal costs are applied to the end of period waste inventories to calculate the disposal accrual. Costs are calculated using current costs for disposal, but economic trends could materially affect the actual costs for disposal. As there are limited disposal sites available to the Company, a change in the number of available sites or an increase or decrease in demand for the existing disposal areas could significantly affect the actual disposal costs either positively or negatively.

Self-Insurance. The Company has a self-insurance program for certain health benefits. The cost of such benefits is recognized as expense in the period in which the claim occurred and includes an estimate of claims incurred but not reported ("IBNR"), with such estimates based upon historical trends. Actual health insurance claims may differ materially from the estimates, as a result of the nature and extent of the actual IBNR claims paid. The Company maintains separate insurance to cover the excess liability over an established specific single claim amount and also an aggregate annual claim total.

Results of Operations
The table below should be used when reviewing management's discussion and analysis for the three months ended March 31, 2002 and 2001:

Consolidated (amounts in thousands)	2002	%	2001	%

Net Revenues	$ 16,451	100.0	$ 18,712	100.0
Cost of Goods Sold	12,361	75.1	13,523	72.3

Gross Profit	4,090	24.9	5,189	27.7

Selling, General and Administrative	4,078	24.8	3,470	18.5
Depreciation/Amortization	1,027	6.3	1,017	5.4

Income (Loss) from Operations	$ (1,015)	(6.2)	$ 702	3.8

Interest Expense	(705)	(4.3)	(716)	(3.8)
Interest Expense - Warrants	--	--	(241)	(1.3)
Interest Expense - Finance Fees	(257)	(1.6)	(258)	(1.3)
Preferred Stock Dividend	(31)	(.2)	(50)	(.3)

Summary -- Quarters Ended March 31, 2002 and 2001
The Company provides services through three reportable operating segments. The Industrial Waste Management Services segment is engaged in on-and off-site treatment, storage, disposal and processing of a wide variety of by-products and industrial, hazardous and non-hazardous wastes. This segment competes for materials and services with numerous regional and national competitors to provide comprehensive and cost-effective waste management services to a wide variety of customers nationwide. The Company operates and maintains facilities and businesses in the waste by-product brokerage, on-site treatment and stabilization, and off-site blending, treatment and disposal industries. The Nuclear Waste Management Services segment provides treatment, storage, processing and disposal services of nuclear mixed and low-level radioactive wastes, including research, development and on-site and off-site waste remediation. The presence of nuclear and low-level radioactive constituents within the waste streams processed by this segment create different and unique operational, processing and permitting/licensing requirements from those contained within the Industrial Waste Management Services segment. The Company's Consulting Engineering Services segment provides a wide variety of environmental related consulting and engineering services to industry and government. The Consulting Engineering Services segment provides oversight management of environmental restoration projects, air and soil sampling, compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities.

Consolidated net revenues decreased to $16,451,000 for the quarter ended March 31, 2002, as compared to $18,712,000 for the same quarter in 2001. This decrease of $2,261,000 or 12.1% is partially attributable to a decrease in revenue in the Industrial Waste Management Services segment of approximately $1,640,000 resulting from the downturn in the economy, the expiration of certain government contracts and the effect of targeting higher margin business. Additionally the Nuclear Waste Management Services segment experienced a decrease in revenues of approximately $736,000. This decrease is principally due to reduced revenues under the Oak Ridge contracts and due to the Company's inability to conclude negotiations on certain contract changes and surcharges. The Company completed certain work under the Oak Ridge contracts during the first quarter of 2002, recorded the base revenue and costs related to work completed during the quarter under such work orders, but did not record any revenue related to the contract changes and surcharges being negotiated. The Oak Ridge contracts were established with base pricing and the ability to bill additional amounts, under the terms of the contracts, due to the nature of the waste received. The Company also identified certain contract changes relating to pricing, based upon the waste streams received during the first quarter, which are being negotiated. At this time, the Company has not completed negotiations and is unable to determine the final negotiated amount of such contract changes and surcharges. If the Company is successful in its negotiations of these contract changes and surcharges, it may also favorably affect the Company's revenues for future work under the Oak Ridge contracts. Additionally, the Company completed during the quarter a major compliance related study, at one of its mixed waste facilities, which is typically performed once every three to five years and resulted in reduced revenue levels during the study period. Offsetting these decreases was an increase in the Consulting Engineering Services segment totaling approximately $115,000. The increase was primarily due to a new project that was awarded by a nationally known cement company.

Cost of goods sold for the Company decreased $1,162,000 or 8.6% for the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001. This consolidated decrease in cost of goods sold reflects a decrease in the Industrial Waste Management Services segment of $975,000 and a decrease in the Nuclear Waste Management Services segment of $248,000. These decreases directly correlate to the decrease in revenues for these segments, partially offset by the high fixed cost nature of the facilities. Additionally, the industrial segment continued to develop and install its new wastewater treatment technology, which resulted in additional operation costs during the quarter. Offsetting these net decreases, was an increase in cost of goods sold for the Consulting Engineering Services segment of approximately $61,000. This increase is primarily due to increased staffing associated with the new project, as noted above.

The resulting gross profit for the quarter ended March 31, 2002, decreased $1,099,000 to $4,090,000, which as a percentage of revenue is 24.9%, reflecting a decrease over the corresponding quarter in 2001 percentage of revenue of 27.7%. This decrease in gross profit percentage was recognized throughout the Industrial Waste Management Services segment which experienced a decrease from 24.7% in 2001 to 21.6% in 2002. A decrease in gross profit percentage was also recognized in the Nuclear Waste Management Services segment which experienced a decrease from 30.5% in 2001 to 26.8% in 2002. These decreases in gross profit percentages reflect the impact of the high fixed cost nature of the facilities in both the Industrial Waste Management Services segment and the Nuclear Waste Management Services segment, in conjunction with the reduced revenues in those segments. The gross profit percentage for the Nuclear Waste Management Services segment was also negatively impacted during the quarter by the continued negotiations of the contract changes and surcharges. As discussed above, the full costs associated with the work completed during the quarter under the Oak Ridge contracts were recorded, however, only base revenue, excluding any additional negotiated revenue, was recognized. Offsetting this, however, was an increase in the Consulting Engineering Services segment from 38.4% in 2001 to 39.3% in 2002, continuing to reflect the benefits from the restructuring and consolidation of our engineering business.

Selling, general and administrative expenses increased $608,000 or 17.6% for the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001. This increase reflects principally the impact of the acquisition of East Tennessee Materials and Energy Corporation ("M&EC") during June 2001, which resulted in an increase of $451,000. Additionally, these expenses increased due to the impact of increasing the sales and marketing efforts within the Nuclear Waste Management Services segment in anticipation of the growth of this segment, as M&EC becomes fully operational and we expand our capabilities in this mixed waste marketplace. This segment requires increased up front sales efforts due to the complexity of the waste streams and sophistication of the customer base. As a percentage of revenue, selling, general and administrative expenses increased to 24.8% for the quarter ended March 31, 2001, compared to 18.5% for the same period in 2001.

Depreciation and amortization expense for the quarter ended March 31, 2002, reflects an increase of $10,000 as compared to the quarter ended March 31, 2001. This increase is attributable to a depreciation expense increase of $289,000 resulting from the M&EC facility acquired effective June 25, 2001. Additionally, an increase in depreciation expense of $27,000 in the Nuclear Waste Management Services segment was due to additions of new mixed waste processing equipment. Offsetting this increase is a decrease in depreciation expense of $13,000 resulting from older assets being fully depreciated. Amortization expense decreased across all segments by approximately $292,000 due to the adoption of SFAS 142, which eliminated the amortization expense on indefinite-life intangible assets.

Interest expense decreased $11,000 for the quarter ended March 31, 2002, as compared to the corresponding period of 2001. This decrease reflects the impact of lower interest rates and decreased borrowing levels on the revolving credit and term loans with PNC Bank, National Association ("PNC"), resulting in a decrease in interest expense of $116,000 when compared to prior year. Additionally, interest expense decreased due to a reduction in debt with other creditors by $22,000. These decreases were offset by an increase in interest expense of approximately $127,000 associated with the acquisition of M&EC in June 2001.

No Warrants were issued for the three months ended March 31, 2002, and therefore no interest expense-Warrants was recorded during the quarter ended March 31, 2002, as compared to $241,000 for the three months ended March 31, 2001. This 2001 expense reflects the Black-Scholes pricing valuation for certain Warrants issued to Capital Bank pursuant to a promissory note ("$3,000,000 Capital Promissory Note") and an unsecured promissory note ("$750,000 Capital Promissory Note"). The notes required that certain Warrants be issued upon the initial execution of the note and at monthly intervals if the debt obligations to Capital Bank have not been repaid in full. During 2001, these debt obligations were repaid in full by a debt to equity exchange agreement and through the payment of principal and interest with the use of Warrant proceeds.

Interest expense-financing fees remained constant at approximately $257,000 and $258,000 for the three months ended March 31, 2002, and March 31, 2001, respectively. These financing fees are associated with the credit facility and term loan with PNC of $109,000 and $108,000, respectively, and of financing fees of $148,000 and $150,000, respectively for the subdebt financing.

Preferred Stock dividends decreased $19,000 during the quarter ended March 31, 2002 as compared to the corresponding period of 2001. This decrease is due to the conversion of $1,730,000 (1,730 preferred shares) of the Preferred Stock into Common Stock in April 2001 pursuant to a conversion and exchange agreement with Capital Bank.

Liquidity and Capital Resources of the Company
Our capital requirements consist of general working capital needs, scheduled principal payments on our debt obligations and capital leases, remediation projects and planned capital expenditures. Our capital resources consist primarily of cash generated from operations and funds available under our revolving credit facility. Our capital resources are impacted by changes in accounts receivable as a result of revenue fluctuation, economic trends, and collection activities.

At March 31, 2002, the Company had cash of $275,000. This cash total reflects a decrease of $585,000 from December 31, 2001, as a result of net cash provided by operations of $1,225,000 offset by cash used in investing activities of $1,524,000 (principally net purchases of equipment, totaling $1,522,000) and cash used by financing activities of $286,000 (principally repayments of long-term debt partially offset by proceeds from the issuance of common stock).

Operating Activities
Accounts receivable, net of allowances for doubtful accounts, totaled $16,442,000, a decrease of $749,000 from the December 31, 2001, balance of $17,191,000. This decrease reflects the impact of increased collection efforts and reduced revenues within the Industrial Waste Management Services segment and within the Nuclear Waste Management Services segment partially due to the affect of negotiations on the Oak Ridge contracts, discussed above.

As of March 31, 2002, total consolidated accounts payable was $9,265,000, an increase of $2,098,000 from the December 31, 2001, balance of $7,167,000. This increase in accounts payable is reflective of unfinanced capital expenditures during the quarter, additional operating costs associated with the upgraded wastewater treatment systems and the impact of increased insurance premium payments for the 2002 policy year vouchered during the first quarter of 2002, rather than paid evenly over the full year.

The working capital deficit position at March 31, 2002, was $1,577,000, as compared to a working capital position of $831,000 at December 31, 2001, which reflects a decrease of $2,408,000 during the first quarter of 2002. This decrease was primarily due to the increased payables with the largest increase related to unfinanced capital expenditures and the decrease in receivables related to increased collection efforts and reduced revenues.

Investing Activities
Our purchases of capital equipment for the three-month period ended March 31, 2002, totaled approximately $1,686,000, including financed purchases of $164,000. These expenditures were for expansion and improvements to the operations principally within the waste management segments. These capital expenditures were funded by the cash provided by operations and from proceeds from the issuance of stock. We have budgeted capital expenditures of up to approximately $11,000,000 for 2002, which includes completion of certain current projects, as well as other identified capital purchases for the expansion and improvement to the operations and for certain compliance related enhancements. We anticipate funding these capital expenditures by a combination of lease financing, internally generated funds, and/or the proceeds received from Option and Warrant exercises.

Financing Activities
On December 22, 2000, the Company entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC acting as agent ("Agent") for lenders, and as issuing bank. The Agreement provides for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. Payments commenced on February 1, 2001. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $15,000,000. The Revolving Credit advances are subject to limitations of an amount up to the sum of a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and d) up to 50% of acceptable unbilled amounts aged up to 60 days, less e) reserves Agent reasonably deems proper and necessary. The Revolving Credit advances shall be due and payable in full on December 22, 2005. As of March 31, 2002, our availability under our revolving credit facility was $2,876,000 based on our eligible receivables.

Pursuant to the Agreement, the Term Loan bears interest at a floating rate equal to the prime rate plus 1 1/2%, and the Revolving Credit at a floating rate equal to the prime rate plus 1%. The loans are subject to a prepayment fee of 1/2% in the first year, 1% in the second and third years and 3/4% after the third anniversary until termination date.

In December 2000, the Company entered into an interest rate swap agreement related to its Term Loan. This hedge, has effectively fixed the interest rate on the notional amount of $3,500,000 of the floating rate $7,000,000 PNC Term Loan. The Company will pay the counterparty interest at a fixed rate equal to the base rate of 6.25%, for a period from December 22, 2000, through December 22, 2005, in exchange for the counterparty paying the Company one month LIBOR rate for the same term (1.88% at March 31, 2002). The value of the interest rate swap at January 1, 2001, was deminimus. At March 31, 2002, the market value of the interest rate swap was in an unfavorable value position of $120,000 and was recorded as a liability. During the three months ended March 31, 2002, the Company recorded a gain on the interest rate swap of $38,000 which offset other comprehensive loss on the Statement of Stockholders' Equity.

Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of Perma-Fix of Orlando, Inc. ("PFO"), Perma-Fix of South Georgia, Inc. ("PFSG") and Perma-Fix of Michigan, Inc. ("PFMI"), a portion of the consideration was paid in the form of Promissory Notes, in the aggregate amount of $4,700,000, payable to the former owners of PFO, PFSG and PFMI. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years with the first installment due on July 1, 1999, and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $2,257,000 at March 31, 2002, of which $964,000 is in the current portion. Payments of such Promissory Notes are guaranteed by PFMI under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by PFMI. These Promissory Notes are subject to subordination agreements with the Company's senior and subordinated lenders.

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

On July 31, 2001, the Company issued approximately $5.6 million of its 13.50% Senior Subordinated Notes due July 31, 2006 (the "Notes"). The Notes were issued pursuant to the terms of a Note and Warrant Purchase Agreement, dated July 31, 2001 (the "Purchase Agreement"), between the Company, Associated Mezzanine Investors-PESI, L.P. ("AMI"), and Bridge East Capital, L.P. ("BEC"). The Notes are unsecured and are unconditionally guaranteed by the subsidiaries of the Company. The Company's payment obligations under the Notes are subordinate to the Company's payment obligations to its primary lender and to certain other debts of the Company up to an aggregate amount of $25 million. The net proceeds from the sale of the Notes were used to repay the Company's short term loan.

Under the terms of the Purchase Agreement, the Company also issued to AMI and BEC Warrants to purchase up to 1,281,731 shares of the Company's Common Stock ("Warrant Shares") at an initial exercise price of $1.50 per share (the "Warrants"), subject to adjustment under certain conditions. The holders of at least 25% of the Warrants or the Warrant Shares may, at any time and from time to time during the term of the Warrants, request on two occasions registration with the Securities and Exchange Commission ("SEC") of the Warrant Shares. In addition, the holders of the Warrants are entitled, subject to certain conditions, to include the Warrant Shares in a registration statement covering other securities which the Company proposes to register. On October 1, 2001, the Company filed an S-3 Registration Statement with the SEC covering the Warrants. Subject to certain approvals by stockholders, the Company will be filing with the SEC an amendment to the S-3 Registration Statement in the near future. This Registration Statement has not been declared effective as of the date of this Form 10-Q.

In connection with the sale of the Notes, the Company, AMI, and BEC entered into an Option Agreement, dated July 31, 2001 (the "Option Agreement"). Pursuant to the Option Agreement, the Company granted each Purchaser an irrevocable option requiring the Company to purchase any of the Warrants or the shares of Common Stock issuable under the Warrants (the "Warrant Shares") then held by the Purchaser (the "Put Option"). The Put Option may be exercised at any time commencing July 31, 2004, and ending July 31, 2008. In addition, each Purchaser granted to the Company an irrevocable option to purchase all the Warrants or the Warrant Shares then held by the Purchaser (the "Call Option"). The Call Option may be exercised at any time commencing July 31, 2005, and ending July 31, 2008. The purchase price under the Put Option and the Call Option is based on the quotient obtained by dividing (a) the sum of six times the Company's consolidated EBITDA for the period of the 12 most recent consecutive months minus Net Debt plus the Warrant Proceeds by (b) the Company's Diluted Shares (as the terms EBITDA, Net Debt, Warrant Proceeds, and Diluted Shares are defined in the Option Agreement). Pursuant to the guidance under EITF 00-19 on accounting for and financial presentation of securities that could potentially be settled in a Company's own stock, the put warrants would be classified outside of equity based on the ability of the holder to require cash settlement. Also, EITF Topic D-98 discusses the accounting for a security that will become redeemable at a future determinable date and its redemption is variable. This is the case with the Warrants as the date is fixed, but the put or call price varies. The EITF gives two possible methodologies for valuing the securities. The Company has selected to account for the changes in redemption value immediately as they occur and the Company will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. On March 31, 2002, the Put Option had no value and no liability was recorded.

In conjunction with the Company's acquisition of M&EC, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 dated June 7, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended. Such rate is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On March 31, 2002, the rate was 8%. On March 31, 2002, the outstanding balance is $962,000 including accrued interest of approximately $59,000.

M&EC also issued a promissory note for a principal amount of $3.7 million to PDC, dated June 7, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the applicable rate (8.00% on March 31, 2002) and payable in lump sum at the end of the loan period. On March 31, 2002, the outstanding balance is $3,894,000 including accrued interest of approximately $260,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

The following table summarizes the Company's contractual obligations at March 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods, (in thousands):

		Payments due by period

Contractual Obligations	Total	2002	2003-2005	2006-2007	2008 +

Long-term debt	$ 30,816	$ 2,272	$ 21,356	$ 6,248	$ 940
Operating leases	5,772	1,433	3,667	672	--

Total contractual obligations	$ 36,588	$ 3,705	$ 25,023	$ 6,920	$ 940

The accrued dividends on the outstanding Preferred Stock for the period July 1, 2001, through December 31, 2001, in the amount of approximately $63,000 were paid in March 2002, in the form of 24,217 shares of Common Stock of the Company. The dividends for the period January 1, 2002, through March 31, 2002, total $31,000, which will be paid in July 2002, in the form of Common Stock, or if approved by the lender, at the Company's option, in the form of cash. Under the Company's loan agreements, the Company is prohibited from paying cash dividends on its outstanding capital stock.

In summary, we have continued to take steps to improve our operations and liquidity as discussed above. However, with the acquisition of M&EC in 2001 and the completion of the M&EC project, we incurred and assumed certain debt obligations and long-term liabilities, which had a short-term impact on liquidity. Additionally, with the reduced revenue levels within both the Industrial and Nuclear waste Management Services segments during the first quarter of 2002, combined with the contract changes and surcharges currently being negotiated under the Oak Ridge contracts, our liquidity becomes much tighter as of March 31, 2002. If we are unable to continue to improve our operations, successfully finalize the changes and surcharges on the Oak Ridge contracts and to continue profitability in the foreseeable future, such would have a material adverse effect on our liquidity position.

Known Trends and Uncertainties
Seasonality. Historically the Company has experienced reduced revenues, operating losses or decreased operating profits during the first and fourth quarters of the Company's fiscal years due to a seasonal slowdown in operations from poor weather conditions and overall reduced activities during the holiday season. During the Company's second and third fiscal quarters there has historically been an increase in revenues and operating profits. Management expects this trend to continue in future years as this was evident in the first quarter of 2002.

Economic conditions. Economic downturns or recessionary conditions can adversely affect the demand for the Company's services, principally within the Industrial Waste Management Services segment. Reductions in industrial production generally follow such economic conditions, resulting in reduced levels of waste being generated and/or sent off for treatment. The Company believes that its revenues and profits were negatively affected within this segment by the recessionary conditions in 2001, and that this trend has continued into 2002.

Significant contracts. The Company's revenues are principally derived from numerous varied customers. However, PFGS manages six contracts with the DRMS, a sub-agency of the DOD which accounted for 8.3% of total consolidated revenues during the three months ended March 31, 2002, and M&EC operates under three broad spectrum contracts ("Oak Ridge contracts") which due to contract negotiations contributed minimal revenues during the three months ended March 31, 2002. As the newly constructed M&EC facility continues to enhance its processing capabilities, completes certain expansion projects and if the company is able to successfully negotiate favorable contract changes and surcharges, the Company could see significantly higher total revenue under the Oak Ridge contracts. There is no guarantee under the Oak Ridge contracts as they can be terminated by either party at any time on 30 days prior notice. Termination of these contracts could have a material adverse effect on the Company. The Company is working towards increasing other sources of revenues at M&EC to reduce the risk of reliance on one major source of revenues.

The Company is currently negotiating certain changes and surcharges for its Oak Ridge contracts. If the Company is successful in these negotiations, it could have a substantially favorable affect on the Company's revenues for work completed under the contracts during the first quarter of 2002, and also favorably affect the Company's revenues for future work under these contracts. The final negotiated amount for work performed during the first quarter of 2002 related to contract changes and surcharges are not known at this time.

Insurance. The Company maintains insurance coverage similar to, or greater than, the coverage maintained by other companies of the same size and industry, which complies with the requirements under applicable environmental laws. The Company evaluates its insurance policies annually to determine adequacy, cost effectiveness and desired deductible levels. Due to downturns in the economy and changes within the environmental insurance market, the Company has no guarantee that it will be able to obtain similar insurance in future years, or that the cost of such insurance will not increase materially.

Environmental Contingencies
The Company is engaged in the waste management services segment of the pollution control industry. As a participant in the on-site treatment, storage and disposal market and the off-site treatment and services market, the Company is subject to rigorous federal, state and local regulations. These regulations mandate strict compliance and therefore are a cost and concern to the Company. Because of their integral role in providing quality environmental services, the Company makes every reasonable attempt to maintain complete compliance with these regulations. However, even with a diligent commitment, the Company, as with many of its competitors, may be required to pay fines for violations or investigate and potentially remediate its waste management facilities.

We routinely use third party disposal companies, who ultimately destroy or secure landfill residual materials generated at our facilities or at a client's site. We, compared to certain of our competitors, dispose of significantly less hazardous or industrial by-products from our operations due to rendering material nonhazardous, discharging treated wastewaters to publicly-owned treatment works and/or processing wastes into saleable products. In the past, numerous third party disposal sites have improperly managed wastes that subsequently required remedial action; consequently, any party utilizing these sites may be liable for some or all of the remedial costs. Despite our aggressive compliance and auditing procedures for disposal of wastes, we could, in the future, be notified that we are a PRP at a remedial action site, which could have a material adverse effect on the Company.

In addition to budgeted capital expenditures of $11,000,000 for 2002 at the TSD facilities, which are necessary to maintain permit compliance, improve operations and expand our business into new markets, as discussed above under"Liquidity and Capital Resources of the Company" of this Management's Discussion and Analysis, we have also budgeted for 2002 an additional $1,202,000 in environmental expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at four locations. The four locations where these expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia and PFMI's facility in Detroit, Michigan. We have estimated the expenditures for 2002 to be approximately $287,000 at the EPS site, $300,000 at the PFM location, $108,000 at the PFSG site and $507,000 at the PFMI site of which $17,000; $16,000; $1,000; and $207,000, respectively, were spent during the first quarter of 2002. Additional funds will be required for the next two to seven years to properly remediate these sites. We expect to fund these expenses to remediate these four sites from funds generated internally, however, no assurances can be made that we will be able to do so.

At March 31, 2002, the Company had accrued environmental liabilities totaling $3,293,000, which reflects a decrease of $241,000 from the December 31, 2001, balance of $3,534,000. The decrease represents payments on remediation projects. The March 31, 2002, current and long-term accrued environmental balance is recorded as follows:

	PFD	PFM	PFSG	PFMI	Total

Current accrual	$ 274,000	$ 284,000	$ 107,000	$ 300,000	$ 965,000
Long-term accrual	250,000	673,000	1,292,000	113,000	2,327,000

Total	$ 524,000	$ 957,000	$ 1,399,000	$ 413,000	$ 3,293,000

Interest Rate Swap
The Company entered into an interest rate swap agreement effective December 22, 2000, to modify the interest characteristics of its outstanding debt from a floating basis to a fixed rate, thus reducing the impact of interest rate changes on future income. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counter parties is included in other assets or liabilities. The value of the interest rate swap at January 1, 2001, was deminimus. At March 31, 2002, the market value of the interest rate swap was in an unfavorable value position of $120,000 and was recorded as a liability. During the three months ended March 31, 2002, the Company recorded a gain on the interest rate swap of $38,000 which offset other comprehensive loss in the stockholders' equity section of the balance sheet (see Note 4 to Notes to Consolidated Financial Statements).

Recently Adopted Accounting Policies
The Company adopted the Financial Accounting Standards Board FASB Statements No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective January 1, 2002. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria, SFAS 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company is in the process of evaluating intangible assets for impairment and has discontinued amortizing our indefinite life intangible assets (goodwill and permits). Amortization expense for goodwill and permits for the quarter ended March 31, 2001, was $292,000.

Recent Accounting Pronouncements
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

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PART I, ITEM 3

The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on the Company's variable rate loan arrangements with PNC, as described under Note 4 to Notes to Consolidated Financial Statements. As discussed therein, the Company entered into an interest rate swap agreement to modify the interest characteristics of $3.5 million of its $7.0 million term loan with PNC Bank, from a floating rate basis to a fixed rate, thus reducing the impact of interest rate changes on this portion of the debt.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART II - Other Information

Item 1.	Legal Proceedings
There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the year ended December 31, 2001, which Item 3 is incorporated herein by reference, except as follows:

After the end of the first quarter of 2002, but prior to the date of this report, the Company's subsidiary, Perma-Fix of Michigan, Inc. ("PFMI") and other PRPs entered into an agreement in principal to settle the lawsuit filed by the federal government in connection with the Four County Landfill site pending in the United States District Court for the Northern District of Indiana, South Bend Division. PFMI would pay approximately $153,000 of the total settlement. The settlement is subject to PFMI being allowed twelve months to pay its portion of the settlement and the parties entering into a definitive settlement agreement.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
None

(b)	Reports on Form 8-K
An amended current report on Form 8-K/A (Item 7-Financial Statements and Exhibits), was filed by the Company on January 25, 2002, containing audited financial statements and pro forma financial information relating to the acquisition of M&EC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Date: May 20, 2002	By: /s/ Louis F. Centofanti Dr. Louis F. Centofanti Chairman of the Board Chief Executive Officer

By: /s/ Richard T. Kelecy Richard T. Kelecy Chief Financial Officer