Form 10-Q
period 2002-06-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2002-08-14
CIK 891532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 1-11596

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

          Delaware                                                                                          58-1954497
(State or other jurisdiction                                                                                       (IRS Employer Identification Number)
of incorporation or organization)

1940 N.W. 67th Place, Gainesville, FL                                                            32653
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

                     Class                                                                           Outstanding at August 9, 2002
Common Stock, $.001 Par Value                                                                      34,276,276
Outstanding at August 9, 2002

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

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

The results of operations for the six months ended June 30, 2002, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2002.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except for Share Amounts)	June 30, 2002 (Unaudited)	December 31, 2001

ASSETS
Current assets:
Cash	$ 90	$ 860
Restricted cash	20	20
Accounts receivable, net of allowance for doubtful accounts of $660 and $725	17,861	17,191
Inventories	760	756
Prepaid expenses	2,740	1,651
Other receivables	60	142

Total current assets	21,531	20,620

Property and equipment:
Buildings and land	15,384	15,210
Equipment	28,324	26,915
Vehicles	2,192	2,120
Leasehold improvements	10,348	10,029
Office furniture and equipment	1,612	1,657
Construction-in-progress	5,202	4,382

	63,062	60,313
Less accumulated depreciation and amortization	(13,737)	(11,940)

Net property and equipment	49,325	48,373

Intangibles and other assets:
Permits, net	11,956	20,639
Goodwill, net	15,281	6,509
Other assets	2,671	2,996

Total assets	$ 100,764	$ 99,137

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

(Amounts in Thousands, Except for Share Amounts)	June 30, 2002 (Unaudited)	December 31, 2001

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 10,017	$ 7,167
Current environmental accrual	782	1,202
Accrued expenses	8,011	8,431
Current portion of long-term debt	3,189	2,989

Total current liabilities	21,999	19,789
Environmental accruals	2,241	2,332
Accrued closure costs	4,925	4,919
Other long-term liabilities	1,027	814
Long-term debt, less current portion	26,216	28,157

Total long-term liabilities	34,409	36,222

Total liabilities	56,408	56,011
Commitments and Contingencies (see Note 5)	--	--
Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share	1,285	1,285
Stockholders' equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, 2,500 shares issued and outstanding	--	--
Common Stock, $.001 par value; 75,000,000 shares authorized, 35,221,359 and 35,008,005 shares issued, including 988,000 shares held as treasury stock, respectively	35	35
Additional paid-in capital	66,546	66,042
Accumulated deficit	(21,481)	(22,216)
Interest rate swap	(167)	(158)

	44,933	43,703
Less Common Stock in treasury at cost; 988,000 shares issued and outstanding	(1,862)	(1,862)

Total stockholders' equity	43,071	41,841

Total liabilities and stockholders' equity	$ 100,764	$ 99,137

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(Amounts in Thousands, Except for Per Share Amounts)	2002	2001	2002	2001

Net revenues	$ 22,485	$ 17,840	$ 38,936	$ 36,552
Cost of goods sold	13,565	12,734	25,926	26,257

Gross profit	8,920	5,106	13,010	10,295
Selling, general and administrative expenses	4,042	3,435	8,120	6,905
Depreciation and amortization	1,049	1,015	2,076	2,032

Income from operations	3,829	656	2,814	1,358
Other income (expense):
Interest income	4	8	9	16
Interest expense	(722)	(819)	(1,427)	(1,535)
Interest expense-Warrants	--	7	--	(234)
Interest expense-financing fees	(260)	(565)	(517)	(823)
Other	(54)	(1)	(81)	(18)

Net income (loss)	2,797	(714)	798	(1,236)
Preferred Stock dividends	(32)	(32)	(63)	(82)

Net income (loss) applicable to Common Stock	$ 2,765	$ (746)	$ 735	$ (1,318)

Net income (loss) per common share:
Basic	$ .08	$ (.03)	$ .02	$ (.06)

Diluted	$ .06	$ (.03)	$ .02	$ (.06)

Number of shares and potential common shares used in computing net income (loss) per common share:
Basic	34,210	22,910	34,134	22,711

Diluted	43,556	22,910	43,216	22,711

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30,

(Amounts in Thousands)	2002	2001

Cash flows from operating activities:
Net income (loss)	$ 798	$ (1,236)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	2,076	2,032
Provision for bad debt and other reserves	91	66
Loss on sale of plant, property and equipment	3	34
Issuance of Warrants for financing	--	234
Changes in assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(761)	470
Prepaid expenses, inventories and other assets	(364)	(271)
Accounts payable and accrued expenses	1,904	207

Net cash provided by operations	3,747	1,536

Cash flows from investing activities:
Purchases of property and equipment, net	(2,616)	(1,021)
Proceeds from sale of plant, property and equipment	--	139
Net cash used for acquisition consideration	--	(10,083)
Change in restricted cash, net	(3)	(11)

Net cash used in investing activities	(2,619)	(10,976)

Cash flows from financing activities:
Net repayments of revolving loan and term note facility	(1,292)	(62)
Principal repayments of long-term debt	(1,024)	(1,330)
Proceeds from issuance of long-term debt	--	6,469
Proceeds from issuance of stock	418	4,819

Net cash (used in) provided by financing activities	(1,898)	9,896

(Decrease) increase in cash	(770)	456
Cash at beginning of period	860	498

Cash at end of period	$ 90	$ 954

Supplemental disclosure:
Interest paid	$ 1,232	$ 1,088
Non-cash investing and financing activities:
Issuance of Common Stock for services	23	11
Issuance of Common Stock for payment of dividends	63	155
Issuance of Common Stock for acquisition	--	2,916
Issuance of Preferred Stock of subsidiary for acquisition	--	1,285
Issuance of Warrants for services and financing, net	--	1,539
Loss on interest rate swap	(9)	(88)
Long-term debt incurred for purchase of property and equipment	414	--

The accompanying notes are an integral part of these consolidated financial statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, for the six months ended June 30, 2002)

(Amounts in thousands, except for share amounts)	Preferred Stock Shares Amount	Common Stock Shares Amount	Additional Paid-In Capital	Accumulated Deficit	Interest Rate Swap	Common Stock Held In Treasury	Total Stockholders Equity

Balance at December 31, 2001	2,500	$ --	35,008,005	$35	$66,042	$(22,216)	$(158)	$(1,862)	$41,841

Comprehensive income:
Net income	--	--	--	--	--	735	--	--	735
Other comprehensive income:
Loss on interest rate swap	--	--	--	--	--	--	(9)	--	(9)
Comprehensive income	--	--	--	--	--	--	--	--	726

Issuance of Common Stock for Preferred Stock dividend	--	--	24,217	--	63	--	--	--	63
Issuance of stock for cash and services	--	--	189,137	--	441	--	--	--	441

Balance at June 30, 2002	2,500	$ --	35,221,359	$35	$66,546	$ (21,481)	$(167)	$(1,862)	$43,071

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

1.     Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

There is no provision for income taxes for the three and six months ended June 30, 2002, as the taxes are offset by prior year net operating loss carryforwards.

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company has completed the first step of its evaluation of intangible assets for impairment, and has determined that no impairment existed as of January 1, 2002. The Company has discontinued amortizing its indefinite-life intangible assets (goodwill and permits). Prior to January 1, 2002, goodwill and permits were amortized on a straight-line basis over ten to forty years. Amortization expense for goodwill and permits for the three and six months ended June 30, 2001, was $292,000 and $584,000, respectively.

Results for June 30, 2001, assuming the discontinuation of amortization would be as follows:

	Three Months Ended June 30, 2001		Six Months Ended June 30, 2001

(Amounts in thousands, except per share amount)	Total	Per Share	Total	Per Share

Net loss, as reported	$ (714)	$ (.03)	$ (1,236)	$ (.06)
Amortization of goodwill and permits	292.01		584.03

Net loss, as adjusted	$ (422)	$ (.02)	$ (652)	$ (.03)

Pursuant to the Company's adoption of SFAS 141 and 142, the Company changed its method of recording acquired permits in connection with business combinations. For all acquisitions prior to July 2001, the Company allocated the excess purchase price between goodwill and permits, based upon the percentage of revenue generated through permitted activities. If all revenue/business base of an entity was derived from and subject to the permit, then the full intangible amount was recorded to permits. The permits, therefore were allocated this intangible value, and were generally amortized over a 20 year life.

For permits acquired beginning in July 2001 the Company will determine the actual cost to obtain such a permit and record it as an intangible permit with an indefinite life. The Company will expense as incurred any ongoing costs to maintain and renew its permits.  These ongoing costs are significantly less than the initial costs to obtain a permit.

In conjunction with the final purchase price allocation as completed in June 2002, the Company reclassified a portion of the permits recorded upon the acquisition of M&EC on June 25, 2001. Permits were originally recorded at $10,553,000 when the Company recorded the acquisition in June 2001. During June 2002, $9,149,000 was reclassified from permits to goodwill, additional accrued liabilities were recognized in the amount of $63,000 and $1,403,000 recorded in permits which represents the actual costs in obtaining the permits.

3.     Earnings Per Share

Basic EPS is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS includes the dilutive effect of potential common shares. Diluted loss per share for the three and six months ended June 30, 2001, does not include potential common shares as their effect would be anti-dilutive.

The following is a reconciliation of basic net income (loss) per share and diluted net income (loss) per share for the three and six months ended June 30, 2002 and 2001.
	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net income (loss) applicable to Common Stock - basic	$ 2,765	$ (746)	$ 735	$ (1,318)
Effect of dilutive securities - Preferred Stock dividends	32	--	63	--

Net income (loss) applicable to Common Stock - diluted	$ 2,797	$ (746)	$ 798	$ (1,318)

Basic net income (loss) per share	$ 0.08	$ (0.03)	$ 0.02	$ (0.06)

Diluted net income (loss) per share	$ 0.06	$ (0.03)	$ 0.02	$ (0.06)

Weighted average shares outstanding - basic	34,210	22,910	34,134	22,711
Potential shares exercisable under stock option plans	1,237	--	1,197	--
Potential shares upon exercise of Warrants	6,442	--	6,218	--
Potential shares upon conversion of Preferred Stock	1,667	--	1,667	--

Weighted average shares outstanding - diluted	43,556	22,910	43,216	22,711

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options	41,800	2,095,949	171,800	2,095,949
Upon exercise of Warrants	--	7,602,329	--	7,602,329
Upon conversion of Preferred Stock	--	1,666,667	--	1,666,667

4.     Long-term Debt

Long-term debt consists of the following at June 30, 2002, and December 31, 2001:

(Amounts in Thousands)	June 30, 2002 (Unaudited)	December 31, 2001

Revolving loan facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at prime rate plus 1%
(5.75% at June 30, 2002), balance due in December 2005.	$ 6,871	$ 7,663

Term Loan Agreement dated December 22, 2000, payable in equal monthly installments of principal of $83, balance due in December 2005, variable interest paid monthly at prime rate plus 1 1/2% (6.25% at June 30, 2002).	5,583	6,083

Three promissory notes dated May 27, 1999, payable in equal monthly installments of principal and interest of $90 over 60 months, due June 2004, interest at 5.5% for first three years and 7% for remaining two years.	2,016	2,495

Promissory note dated August 31, 2000, payable in one lump sum in August 2005, interest paid annually at 7%.	3,500	3,500

Senior subordinated notes dated July 31, 2001, payable in one lump sum on July 31, 2006, interest payable quarterly at an annual interest rate of 13.5%, net of unamortized debt discount of $1,325 and $1,487.	4,300	4,138

Promissory note dated June 25, 2001, payable in semiannual installments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable federal rate determined under the IRS Code Section (8.0% on June 30, 2002) and is payable in a lump sum on December 31, 2008.	3,614	3,634

Promissory note dated June 25, 2001, payable in semiannual installments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable federal rate determined under the IRS Code Section (8.0% on June 30, 2002) and is payable in a lump sum on December 31, 2008.	898	903

Various capital lease and promissory note obligations, payable 2002 to 2007, interest at rates ranging from 3.9% to 17.9%.	2,623	2,730

	29,405	31,146
Less current portion of long-term debt	3,189	2,989

	$ 26,216	$ 28,157

On December 22, 2000, the company entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank. The Agreement provides for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. Payments commenced on February 1, 2001. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $15,000,000. The Revolving Credit advances are subject to limitations of an amount up to the sum of a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and d) up to 50% of acceptable unbilled amounts aged up to 60 days, less e) reserves Agent reasonably deems proper and necessary. The Revolving Credit advances shall be due and payable in full on December 22, 2005. As of June 30, 2002, our excess availability under our Revolving Credit was $5,066,000 based on our eligible receivables.

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

In December 2000, the Company entered into an interest rate swap agreement related to its Term Loan. This hedge, has effectively fixed the interest rate on the notional amount of $3,500,000 of the floating rate $7,000,000 PNC Term Loan. The Company will pay the counterparty interest at a fixed rate equal to the base rate of 6.25%, for a period from December 22, 2000, through December 22, 2005, in exchange for the counterparty paying the Company one month LIBOR rate for the same term (1.84% at June 30, 2002). The value of the interest rate swap at January 1, 2001, was deminimus. At June 30, 2002, the market value of the interest rate swap was in an unfavorable value position of $167,000 and was recorded as a liability. During the six months ended June 30, 2002, the Company recorded a loss on the interest rate swap of $9,000 which offset other comprehensive income on the Statement of Stockholders' Equity.

Effective as of June 2002, the Company and PNC entered into Amendment No. 1 to the Agreement, which, among other things, increased the letter of credit commitment from $500,000 to $4,500,000 and provided for a $4.0 million standby letter of credit. The standby letter of credit was issued to secure certain surety bond obligations. Pursuant to the terms of Amendment No. 1, as partial collateral for the issuance of the standby letter of credit, a reserve of approximately $66,000 will be recorded each month against the availability under the Revolving Credit beginning July 15, 2002, until such time as the standby letter of credit is fully reserved. As a condition precedent to this Amendment No. 1, the Company paid a $50,000 amendment fee to PNC.

Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of Perma-Fix of Orlando, Inc. ("PFO"), Perma-Fix of South Georgia, Inc. ("PFSG") and Perma-Fix of Michigan, Inc. ("PFMI"), a portion of the consideration was paid in the form of the Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of PFO, PFSG and PFMI. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years with the first installment due on July 1, 1999, and having an interest rate of 5.5% for the first three years and 7% for the remaining two years beginning June 1, 2002. The aggregate outstanding balance of the Promissory Notes total $2,016,000 at June 30, 2002, of which $973,000 is in the current portion. Payments of such Promissory Notes are guaranteed by PFMI under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by PFMI. These Promissory Notes are subject to subordination agreements with the Company's senior and subordinated lenders.

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

Under the terms of the Purchase Agreement, the Company also issued to AMI and BEC Warrants to purchase up to 1,281,731 shares of the Company's Common Stock ("Warrant Shares") at an initial exercise price of $1.50 per share (the "Warrants"), subject to adjustment under certain conditions. The Warrants, as issued, also contain a cashless exercise provision. The holders of at least 25% of the Warrants or the Warrant Shares may, at any time and from time to time during the term of the Warrants, request on two occasions registration with the Securities and Exchange Commission ("SEC") of the Warrant Shares. In addition, the holders of the Warrants are entitled, subject to certain conditions, to include the Warrant Shares in a registration statement covering other securities which the Company proposes to register. On August 5, 2002, the Company filed an amended S-3 Registration Statement with the SEC covering the Warrants. The Registration Statement has not been declared effective as of the date of this Form 10-Q.

In connection with the sale of the Notes, the Company, AMI, and BEC entered into an Option Agreement, dated July 31, 2001 (the "Option Agreement"). Pursuant to the Option Agreement, the Company granted each Purchaser an irrevocable option requiring the Company to purchase any of the Warrants or the Warrant Shares then held by the Purchaser (the "Put Option"). The Put Option may be exercised at any time commencing July 31, 2004, and ending July 31, 2008. In addition, each Purchaser granted to the Company an irrevocable option to purchase all the Warrants or the Warrant Shares then held by the Purchaser (the "Call Option"). The Call Option may be exercised at any time commencing July 31, 2005, and ending July 31, 2008. The purchase price under the Put Option and the Call Option is based on the quotient obtained by dividing (a) the sum of six times the Company's consolidated EBITDA for the period of the 12 most recent consecutive months minus Net Debt plus the Warrant Proceeds by (b) the Company's Diluted Shares (as the terms EBITDA, Net Debt, Warrant Proceeds, and Diluted Shares are defined in the Option Agreement). Pursuant to the guidance under EITF 00-19 on accounting for and financial presentation of securities that could potentially be settled in a Company's own stock, the put warrants would be classified outside of equity based on the ability of the holder to require cash settlement. Also, EITF Topic D-98 discusses the accounting for a security that will become redeemable at a future determinable date and its redemption is variable. This is the case with the Warrants as the date is fixed, but the put or call price varies. The EITF gives two possible methodologies for valuing the securities. The Company has selected to account for the changes in redemption value immediately as they occur and the Company will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. On June 30, 2002, the purchase price under the Put Option was in a negative position and as such no liability was recorded for the redemption of the Put Option.

In conjunction with the Company's acquisition of East Tennessee Materials and Energy Corporation ("M&EC"), M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 dated June 7, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended. Such rate is adjusted on a quarterly basis and payable in a lump sum at the end of the installment period. On June 30, 2002, the rate was 8%. On June 30, 2002, the outstanding balance was $979,000 including accrued interest of approximately $81,000.

M&EC also issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation (PDC), dated June 7, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the Applicable Rate (8.00% on June 30, 2002) and payable in a lump sum at the end of the loan period. On June 30, 2002, the outstanding balance was $3,962,000 including accrued interest of approximately $348,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

5.	Commitments and Contingencies

Hazardous Waste
In connection with our waste management services, we handle both hazardous and non-hazardous waste which we transport to our own or other facilities for destruction or disposal. As a result of disposing of hazardous substances, in the event any cleanup is required, we could be a potentially responsible party ("PRP") for the costs of the cleanup notwithstanding any absence of fault on our part.

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

During the second quarter of 2002 the Company's subsidiary, PFMI, and other PRPs entered into an agreement in principal to settle the lawsuit filed by the federal government in connection with the Four County Landfill site pending in the United States District Court for the Northern District of Indiana, South Bend Division. PFMI would pay approximately $153,000 of the total settlement. The settlement is subject to PFMI being allowed twelve months to pay its portion of the settlement and the parties entering into a definitive settlement agreement.

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

Accrued Closure Costs and Environmental Liabilities
We maintain closure cost financial guarantees to insure the proper decommissioning of our RCRA facilities upon cessation of operations. Additionally, in the course of owning and operating on-site treatment, storage and disposal facilities, we are subject to corrective action proceedings to restore soil and/or groundwater to its original state. These activities are governed by federal, state and local regulations and we maintain the appropriate accruals for restoration. We have recorded accrued liabilities for estimated closure costs and identified environmental remediation costs.

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

We have eleven operating segments which are defined as each separate facility or location that we operate. These segments however, exclude the Corporate headquarters which does not generate revenue.

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

Our reportable segments are defined as follows:

The Industrial Waste Management Services segment provides on-and-off site treatment, storage, processing and disposal of hazardous and nonhazardous industrial waste, commercial waste and wastewater through our six TSD facilities; Perma-Fix Treatment Services, Inc., Perma-Fix of Dayton, Inc., Perma-Fix of Ft. Lauderdale, Inc., Perma-Fix of Orlando, Inc., Perma-Fix of South Georgia, Inc., and Perma-Fix of Michigan, Inc. We provide through Perma-Fix Government Services various waste management services to certain governmental agencies.

The Nuclear Waste Management Services segment provides treatment, storage, processing and disposal services, including research, development, on and off-site waste remediation of nuclear mixed and low-level radioactive waste through our three TSD facilities; Perma-Fix of Florida, Inc., Diversified Scientific Services, Inc., and East Tennessee Materials and Energy Corporation.

The Consulting Engineering Services segment provides environmental engineering and regulatory compliance services through Schreiber, Yonley & Associates, Inc. which includes oversight management of environmental restoration projects, air and soil sampling and compliance and training activities, as well as, engineering support as needed by our other segments.

The table below presents certain financial information by business segment for the three and six months ended June 30, 2002 and 2001.

Segment Reporting for the Quarter Ended June 30, 2002
	Industrial Waste Services	Nuclear Waste Services	Engineering	Segments Total	Corporate		Consolidated Total

Revenue from external	$ 9,721	$ 11,843	$ 921	$ 22,485	$ --		$ 22,485
Intercompany revenues	2,318	1,504	33	3,855	--		3,855
Interest income	4	--	--	4	--		4
Interest expense	166	555	1	722	--		722
Interest expense-financing fees	--	2	--	2	258		260
Depreciation and amortization	491	528	9	1,028	21		1,049
Segment profit (loss)	(601)	3,261	105	2,765	--		2,765
Segment assets(1)	40,822	53,534	2,233	96,589	4,175		100,764
Expenditures for segment assets	644	696	4	1,344	--		1,344

-13-

Segment Reporting for the Quarter Ended June 30, 2001
	Industrial Waste Services	Nuclear Waste Services	Engineering	Segments Total	Corporate		Consolidated Total

Revenue from external	$ 10,040	$ 6,968	$ 832	$ 17,840	$ --		$ 17,840
Intercompany revenues	1,094	883	48	2,025	--		2,025
Interest income	6	--	--	6	2		8
Interest expense	248	491	10	749	70		819
Interest expense-Warrants	--	--	--	--	(7)		(7)
Interest expense-financing fees	--	451	--	451	114		565
Depreciation and amortization	653	319	23	995	20		1,015
Segment profit (loss)	(216)	(592)	62	(746)	--		(746)
Segment assets(1)	41,660	45,742	2,419	89,821	5,323		95,144
Expenditures for segment assets	398	252	5	655	1		656

Segment Reporting for the Six Months Ended June 30, 2002
	Industrial Waste Services	Nuclear Waste Services	Engineering	Segments Total	Corporate		Consolidated Total

Revenue from external	$ 18,059	$ 19,037	$ 1,840	$ 38,936	$ --		$ 38,936
Intercompany revenues	3,563	2,907	44	6,514	--		6,514
Interest income	8	--	--	8	1		9
Interest expense	332	1,095	4	1,431	(4)		1,427
Interest expense-financing fees	--	4	--	4	513		517
Depreciation and amortization	977	1,037	20	2,034	42		2,076
Segment profit (loss)	(1,918)	2,426	227	735	--		735
Segment assets(1)	40,822	53,534	2,233	96,589	4,175		100,764
Expenditures for segment assets	1,340	1,682	4	3,026	4		3,030

Segment Reporting for the Six Months Ended June 30, 2001
	Industrial Waste Services	Nuclear Waste Services	Engineering	Segments Total	Corporate		Consolidated Total

Revenue from external	$ 20,018	$ 14,898	$ 1,636	$ 36,552	$ --		$ 36,552
Intercompany revenues	2,071	2,425	85	4,581	--		4,581
Interest income	12	--	--	12	4		16
Interest expense	514	820	24	1,358	177		1,535
Interest expense-Warrants	--	--	--	--	234		234
Interest expense-financing fees	6	601	--	607	216		823
Depreciation and amortization	1,333	614	45	1,992	40		2,032
Segment profit (loss)	(1,213)	35	101	(1,077	(241	) (2)	(1,318)
Segment assets(1)	41,660	45,742	2,419	89,821	5,323		95,144
Expenditures for segment assets	589	422	9	1,020	1		1,021

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.
(2) Amount reflects interest expense-Warrants not allocated to the operating segments.

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

*	ability or inability to continue and improve operations and profitability;
*	anticipated improvement in the financial performance of the Company;
*	ability to comply with the Company's general working capital requirements;
*	ability to be able to continue to borrow under the Company's revolving line of credit;
*	ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and the Company's facilities in Memphis, Tennessee; Valdosta, Georgia and Detroit Michigan;
*	ability to remediate certain contaminated sites for projected amounts;
*	ability to pay expenses to remediate the four sites from funds generated internally;
*	no impairment to intangible assets;
*	no intention to close any facilities;
*	ability to fund budgeted capital expenditures for 2002;
*	ability to complete negotiations under the Oak Ridge contracts and complete the negotiations favorably for the Company;
*	higher revenue under the Oak Ridge contracts;
*	increasing other sources of revenue at M&EC;
*	expectation that there will be an increase in revenues and operating profits during 2002; and
*	ability of the Company's mixed waste facilities to continue to expand and demonstrate their processing capabilities, increase sales and marketing efforts, and to receive greater volumes of waste.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to:
*	general economic conditions;
*	material reduction in revenues;
*	inability to collect in a timely manner a material amount of receivables;
*	increased competitive pressures;
*	the ability to maintain and obtain required permits and approvals to conduct operations;
*	the ability to develop new and existing technologies in the conduct of operations;
*	ability to retain or renew certain required permits;
*	discovery of additional contamination or expanded contamination at a certain Dayton, Ohio, property formerly leased by the Company or the Company's facilities at Memphis, Tennessee; Valdosta, Georgia and Detroit Michigan, which would result in a material increase in remediation expenditures;
*	determination that PFM is the source of chlorinated compounds at the Allen Well Field;

-15-

*	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
*	potential increases in equipment, maintenance, operating or labor costs;
*	management retention and development;
*	financial valuation of intangible assets is substantially less than expected;
*	the requirement to use internally generated funds for purposes not presently anticipated;
*	inability to continue to become profitable on an annualized basis;
*	the inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
*	the determination that PFMI or PFO was responsible for a material amount of remediation at certain Superfund sites;
*	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under these contracts or subcontracts; and
*	negative impact resulting from the adoption of accounting standard SFAS 142.

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

Intangible Assets. Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net assets acquired ("goodwill") and the recognized permit value of the business. The Company continually reevaluates the propriety of the carrying amount of permits and goodwill to determine whether current events and circumstances warrant adjustments to the carrying value. Effective January 1, 2002, the Company adopted SFAS 142 and has completed the first step of its financial valuation of intangible assets and determined that no impairment existed as of January 1, 2002. Effective January 1, 2002, the Company discontinued amortizing indefinite life intangible assets (goodwill and permits) as required by SFAS 142. Amortization expense for goodwill and permits for the three and six months ended June 30, 2001, was $292,000 and $584,000, respectively.

Accrued Closure Costs. The accrued closure costs are estimates based on guidelines developed by federal and/or state regulatory authorities under RCRA. Such costs are evaluated annually and adjusted for inflationary factors and for approved changes or expansions to the facilities. Increases due to inflationary factors for the years ended December 31, 2002, 2001, 2000 and 1999 have been approximately 2.2%, 2.1%, 1.5% and 1.1%, respectively, and based on the historical information, the Company does not expect future inflationary changes to differ materially from the last four years. Increases or decreases in accrued closure costs resulting from changes or expansions at the facilities are determined based on specific RCRA guidelines applied to the requested change. This calculation includes certain estimates, such as disposal pricing, which are based on current market conditions. Accrued closure costs represent a contingent environmental liability to clean up a facility in the event the Company ceases operations in an existing facility. However, the Company has no intention, at this time, to close any of its facilities.

Accrued Environmental Liabilities. The Company has four remediation projects currently in progress. The current and long-term accrual amounts for the projects are the Company's best estimates determined based on proposed or approved processes for clean-up. The circumstances that could affect the outcome range from new technologies, that are being developed every day that reduce the Company's overall costs, to increased contamination levels that could arise as the Company completes remediation which could increase the Company's costs, neither of which the Company anticipates at this time. In addition, significant changes in regulations could adversely or favorably affect the costs to remediate existing sites or potential future sites, which cannot be reasonably quantified. For further discussion on the Company's environmental liabilities see Environmental Contingencies in this section.

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

Results of Operations
The table below should be used when reviewing management's discussion and analysis for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended June 30,				Six Months Ended June 30,

Consolidated (amounts in thousands)	2002	%	2001	%		%	2001	%

	$ 22,485	100.0	$ 17,840	100.0	$ 38,936	100.0	$ 36,552	100.0
Cost of Goods Sold	13,565	60.3	12,734	71.4	25,926	66.6	26,257	71.8

Gross Profit	8,920	39.7	5,106	28.6	13,010	33.4	10,295	28.2
Selling, General and Administrative	4,042	18.0	3,435	19.2	8,120	20.9	6,905	18.9
Depreciation/Amortization	1,049	4.7	1,015	5.7	2,076	5.3	2,032	5.6

Income from Operations	$ 3,829	17.0	$ 656	3.7	$ 2,814	7.2	$ 1,358	3.7

Interest Expense	(722)	(3.2)	(819)	(4.6)	(1,427)	(3.7)	(1,535)	(4.2)
Interest Expense-Warrants	--	--	7	--	--	--	(234)	(0.6)
Interest Expense-Financing Fees	(260)	(1.2)	(565)	(3.2)	(517)	(1.3)	(823)	(2.3)
Preferred Stock Dividends	(32)	(0.1)	(32)	(0.2)	(63)	(0.2)	(82)	(0.2)

Summary -- Three and Six Months Ended June 30, 2002 and 2001
The Company provides services through three reportable operating segments. The Industrial Waste Management Services segment is engaged in on-and off-site treatment, storage, disposal and processing of a wide variety of by-products and industrial, hazardous and non-hazardous wastes. This segment competes for materials and services with numerous regional and national competitors to provide comprehensive and cost-effective waste management services to a wide variety of customers nationwide. The Company operates and maintains facilities and businesses in the waste by-product brokerage, on-site treatment and stabilization, and off-site blending, treatment and disposal industries. The Nuclear Waste Management Services segment provides treatment, storage, processing and disposal services of nuclear mixed and low-level radioactive wastes, including research, development and on-site and off-site waste remediation. The presence of nuclear and low-level radioactive constituents within the waste streams processed by this segment create different and unique operational, processing and permitting/licensing requirements from those contained within the Industrial Waste Management Services segment. The Company's Consulting Engineering Services segment provides a wide variety of environmental related consulting and engineering services to industry and government. The Consulting Engineering Services segment provides oversight management of environmental restoration projects, air and soil sampling, compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities.

Consolidated net revenues increased to $22,485,000 for the quarter ended June 30, 2002, as compared to $17,840,000 for the same quarter in 2001. This increase of $4,645,000 or 26.0% is principally attributable to an increase in revenue in the Nuclear Waste Management Services segment of approximately $4,874,000 resulting from the favorable negotiation of certain contract changes, the completion of a large offsite mixed waste remediation project and from growth in mixed waste revenues, as these facilities continue to expand and demonstrate their processing capabilities, increase their related sales and marketing efforts and begin to receive greater volumes of waste under certain contracts, such as the Oak Ridge contracts. The Company recognized during the second quarter of 2002 approximately $2.2 million of additional revenue, for work completed during the first six months of 2002, as a result of the favorable resolution of certain contract changes under the Oak Ridge contracts. The pricing structure under the Oak Ridge contracts was amended to allow M&EC to charge additional amounts for certain waste drums received primarily in connection with drum density and chemical content. The amended pricing structure applies to all waste received by M&EC under the Oak Ridge Contracts from January 1,2002, and on all future waste received under the Oak Ridge contracts. The Company continues to negotiate certain other surcharges under the Oak Ridge contracts, which as of this time, the Company has not completed negotiations and is unable to determine the final negotiated amount, if any. Additionally, the Consulting Engineering Services segment experienced an increase of approximately $89,000 which was primarily due to a new project that was awarded by a nationally known cement company. Offsetting these increases was a decrease in the Industrial Waste Management Services segment of approximately $318,000 resulting from the downturn in the economy, the effect of targeting higher margin business and the reduced revenues during the initial period of start-up of the segments new wastewater treatment system, which began full scale processing during June 2002. Consolidated net revenues increased to $38,936,000 from $36,552,000 for the six-month period ended June 30, 2002. This increase of $2,384,000 or 6.5% is principally attributable to an increase in the Nuclear Waste Management Services segment of approximately $4,139,000 resulting from the favorable negotiation of certain contract changes, the completion of a large offsite mixed waste remediation project and from growth in mixed waste revenues driven by the continued expansion within the new and unique mixed waste market, as discussed above. Additionally, the Consulting Engineering Services segment experienced an increase of approximately $204,000 which was primarily due to new projects that were awarded by nationally known cement companies. Offsetting these increases was a decrease in the Industrial Waste Management Services segment of approximately $1,959,000 resulting from the downturn in the economy, the expiration of certain government contracts and the effect of the start-up of the new wastewater treatment system, which occurred over the first five months of 2002.

Cost of goods sold for the Company increased $831,000 or 6.5% for the quarter ended June 30, 2002, as compared to the quarter ended June 30, 2001. This consolidated increase in cost of goods sold reflects an increase in the Nuclear Waste Management Services segment of $551,000 and an increase in the Consulting Engineering Services segment of $90,000. These increases directly correlate to the increase in revenues for these segments. Additionally, the high fixed cost nature of the facilities and increased staffing associated with new projects, as noted above, contributed to the increases. The Industrial Waste Management Services segment experienced an increase of $190,000 as it continues to develop its new wastewater treatment technology, which became fully operational in June 2002. Cost of goods sold decreased $331,000 or 1.3% for the six-month period ended June 30, 2002, as compared to the six-month period ended June 30, 2001. This consolidated decrease in cost of goods sold reflects a decrease in the Industrial Waste Management Services segment of $785,000 which directly corresponds to the decrease in revenues for this segment, partially offset by additional operating costs associated with the development and installation of its new wastewater treatment technology. Offsetting this decrease was an increase in cost of goods sold in the Nuclear Waste Management Services segment of $303,000 which corresponds to the growth in mixed waste revenues and an increase in cost of goods sold in the Consulting Engineering Services segment of $151,000 primarily due to increased staffing associated with the new projects, as noted above.

The resulting gross profit for the quarter ended June 30, 2002, increased $3,814,000 to $8,920,000, which as a percentage of revenue is 39.7%, reflecting an increase over the corresponding quarter in 2001 percentage of revenue of 28.6%. This increase in gross profit percentage was recognized throughout the Nuclear Waste Management Services segment which experienced an increase from 24.7% in 2001 to 51.2% in 2002. This increase in gross profit percentage reflects the progress of the continued start-up of these newly expanded mixed waste facilities, increased activities under the Oak Ridge contracts and the impact of the favorable negotiation of certain contract changes related to the Oak Ridge contracts. These contract changes were related to work orders completed in the first quarter in which base revenue and the full costs associated with the work completed during that quarter were recorded. Offsetting this increase in gross profit percentage was a decrease in the Industrial Waste Management Services segment from 30.3% in 2001 to 26.0% in 2002. This decrease reflects the impact of the high fixed cost nature of the facilities as revenues have been lower during the recent economic downturn and the additional operating costs associated with the development of the new wastewater treatment technology. Additionally, the Consulting Engineering Services segment experienced a decrease in gross profit percentage from 39.2% in 2001 to 35.3% in 2002. This decrease reflects the impact of additional staffing associated with the new project, as noted above. The resulting gross profit for the six months of 2002 increased $2,715,000 to $13,010,000, which as a percentage of revenue is 33.4%, reflecting an increase over the corresponding six months in 2001 percentage of revenue of 28.2%. This increase in gross profit percentage was principally recognized in the Nuclear Waste Management Services segment which experienced an increase from 27.9% in 2001 to 42.0% in 2002. This increase reflects the impact of certain contract changes and the growth in mixed waste revenues. Furthermore, the gross profit percentage for 2001 was negatively affected by the low margin subcontract work performed by this segment during the completion of the East Tennessee Materials and Energy Corporation ("M&EC") facility. Offsetting this increase in gross profit percentage was a decrease in the Industrial Waste Management Services segment from 27.5% in 2001 to 24.0% in 2002 reflecting the impact of the high fixed cost nature of the facilities in conjunction with reduced revenues in this segment, and the additional operating costs associated with the development and installation of the new wastewater treatment technology. Additionally, the Consulting Engineering Services segment experienced a decrease from 38.8% in 2001 to 37.3% in 2002. This decrease reflects the impact of increased staffing associated with the new projects that were awarded by nationally known cement companies.

Selling, general and administrative expenses increased $607,000 or 17.7% for the quarter ended June 30, 2002, as compared to the quarter ended June 30, 2001. This increase reflects principally the impact of the acquisition of M&EC during June 2001, which resulted in an increase of $474,000. Additionally, these expenses increased due to the impact of increasing the sales and marketing efforts within the Nuclear Waste Management Services segment in anticipation of the growth and as we expand our capabilities in this segment. This segment requires increased up front sales efforts due to the complexity of the waste streams and sophistication of the customer base. As a percentage of revenue, selling, general and administrative expenses decreased to 18.0% for the quarter ended June 30, 2002, compared to 19.2% for the same period in 2001. Selling general and administrative expenses increased $1,215,000 or 17.6% for the six months ended June 30, 2002, as compared to the same period in 2001. This increase also reflects the impact of the acquisition of M&EC during June 2001, which resulted in an increase of $925,000. Additionally, these expenses increased due to the impact of increasing the sales and marketing efforts within the Nuclear Waste Management Services segment in anticipation of the growth of this segment. As a percentage of revenue, selling, general and administrative expenses reflected an increase to 20.9% for the six-month period ended June 30, 2002, compared to 18.9% for the same period of 2001.

Depreciation and amortization expense for the quarter ended June 30, 2002, reflects an increase of $34,000 as compared to the quarter ended June 30, 2001. This increase is attributable to a depreciation expense increase of $293,000 resulting from the M&EC facility acquired effective June 25, 2001. Additionally, an increase in depreciation expense of $17,000 in the Nuclear Waste Management Services segment was due to additions of new mixed waste processing equipment. Depreciation expense also increased in the Industrial Waste Management Services segment by $16,000 due to additions of new waste processing equipment. Amortization expense decreased across all segments by approximately $292,000 due to the adoption of SFAS 142, which eliminated the amortization expense on indefinite-life intangible assets. Depreciation and amortization expense for the six-month period ended June 30, 2002, reflects an increase of $44,000 as compared to the same period of 2001. This increase is attributable to a depreciation expense increase of $583,000 resulting from the acquisition of M&EC during June 2001. Additionally, an increase in depreciation expense of $44,000 in the Nuclear Waste Management Services segment was due to additions of new mixed waste processing equipment. Depreciation expense also increased in the Industrial Waste Management Services segment by $16,000 due to additions of new waste processing equipment. Offsetting this increase is a decrease in depreciation expense of $15,000 resulting from older assets being fully depreciated. Amortization expense for the six months ended June 30, 2002, decreased company-wide by approximately $584,000 due to the adoption of SFAS 142, which eliminated the amortization expense on indefinite-life intangible assets.

Interest expense decreased $97,000 for the quarter ended June 30, 2002, as compared to the corresponding period of 2001. This decrease reflects the impact of lower interest rates and decreased borrowing levels on the revolving credit and term loans with PNC Bank, National Association ("PNC"), which resulted in a decrease in interest expense of $70,000 when compared to prior year. Additionally, interest expense decreased by $317,000 due to the elimination of interim financing, related to the mixed waste construction activities, and by $30,000 as a result of the reduction in debt with other creditors. These decreases were offset by an increase in interest expense of approximately $130,000 associated with the acquisition of M&EC in June 2001and an increase of approximately $190,000 related to the expansion of our mixed waste facilities. Interest expense also decreased by $108,000 for the six-month period ended June 30, 2002, as compared to the corresponding period of 2001. This decrease is also a result of lower interest rates on our PNC revolving credit and term loan of $167,000, $523,000 due to the elimination of the above noted interim financing related to the mixed waste construction activities and by $55,000 due to the reduction in debt with other creditors. These decreases were partially offset by an increase in interest expense of $257,000 associated with the acquisition of M&EC and an increase of approximately $380,000 related to the expansion of our mixed waste facilities.

No Warrants were issued for the six months ended June 30, 2002, and therefore no interest expense-Warrants was recorded during the six months ended June 30, 2002, as compared to $234,000 for the six months ended June 30, 2001. This 2001 expense reflects the Black-Scholes pricing valuation for certain Warrants issued to Capital Bank pursuant to a promissory note ("$3,000,000 Capital Promissory Note") and an unsecured promissory note ("$750,000 Capital Promissory Note"). The notes required that certain Warrants be issued upon the initial execution of the note and at monthly intervals if the debt obligations to Capital Bank have not been repaid in full. During 2001, these debt obligations were repaid in full by a debt to equity exchange agreement and through the payment of principal and interest with the use of Warrant proceeds.

Interest expense-financing fees decreased approximately $305,000 to $260,000 for the three months ended June 30, 2002, as compared to $565,000 for the same period of 2001. This decrease is due to amortization of financing fees of $451,000 during the quarter in 2001as related to the short term construction financing within the mixed waste segment, which was subsequently repaid in July 2001. This decrease was principally offset by amortization of financing fees of approximately $148,000 during the quarter ended June 30, 2002, principally associated with our Senior Subordinated Notes issued to Associated Mezzanine Investors - PESI, L.P. ("AMI") and Bridge Cost Capital, L.P. ("BEC"). Interest expense-financing fees also decreased by $306,000 for the six months ended June 30, 2002, as compared to the corresponding period of 2001. This decrease is also due to the elimination of the above discussed short-term debt in July 2001, offset by the new debt with AMI and BEC.

Preferred Stock dividends remained constant at $32,000 during the quarter ended June 30, 2002 and June 30, 2001. Preferred Stock dividends decreased $19,000 during the six months ended June 30, 2002 as compared to the corresponding period of 2001. This decrease is due to the conversion of $1,730,000 (1,730 preferred shares) of the Preferred Stock into Common Stock in April 2001 pursuant to a conversion and exchange agreement with Capital Bank.

Liquidity and Capital Resources of the Company
Our capital requirements consist of general working capital needs, scheduled principal payments on our debt obligations and capital leases, remediation projects and planned capital expenditures. Our capital resources consist primarily of cash generated from operations and funds available under our revolving credit facility and proceeds from issuance of our common stock. Our capital resources are impacted by changes in accounts receivable as a result of revenue fluctuation, economic trends, and collection activities.

At June 30, 2002, the Company had cash of $90,000. This cash total reflects a decrease of $770,000 from December 31, 2001, as a result of net cash provided by operations of $3,747,000 offset by cash used in investing activities of $2,619,000 (principally net purchases of equipment, totaling $2,616,000) and cash used in financing activities of $1,898,000 (principally repayments of long-term debt partially offset by proceeds from the issuance of common stock). The Company is in a net borrowing position and therefore attempts to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. During 2002 the Company implemented a centralized cash management system which included new remittance lock boxes and resulted in accelerated collection activities and reduced cash balances, as idle cash is able to be moved without delay to the revolving credit facility.

Operating Activities
Accounts receivable, net of allowances for doubtful accounts, totaled $17,861,000, an increase of $670,000 from the December 31, 2001, balance of $17,191,000. This increase principally reflects the impact of the higher second quarter 2002 revenues within the Nuclear Waste Management Services segment, which resulted in an increase of $1,807,000. Partially offsetting this was a decrease in Industrial Waste Management Services segment, resulting from increased collection efforts and reduced revenue levels during the second quarter of 2002.

As of June 30, 2002, total consolidated accounts payable was $10,017,000, an increase of $2,850,000 from the December 31, 2001, balance of $7,167,000. This increase in accounts payable reflects the impact of increased revenues and operating activities during the second quarter, and the timing of payments, as reflected by the decrease in the revolving credit facility loan balance. As noted above, cash was used to pay down the revolving credit facility and as of the end of the second quarter of 2002 had not yet been utilized to reduce accounts payable. This increase is also reflective of unfinanced capital expenditures during the quarter, additional operating costs associated with the upgraded wastewater treatment systems and the impact of increased insurance premium payments for the 2002 policy year, which was recorded as accounts payable rather than being financed and paid evenly over the full year.

The working capital deficit position at June 30, 2002, was $468,000, as compared to a working capital position of $831,000 at December 31, 2001, which reflects a decrease of $1,299,000 during the first six months of 2002. This decrease in the working capital position was primarily due to the increased accounts payable, as discussed above, and the related reduction in the revolving credit facility loan balance at the end of the second quarter, which is a long term liability. The working capital deficit position did however improve by $1,109,000 from the end of the first quarter of 2002.

Investing Activities
Our purchases of capital equipment for the six-month period ended June 30, 2002, totaled approximately $3,030,000, including financed purchases of $414,000. These expenditures were for expansion and improvements to the operations principally within the waste management segments. These capital expenditures were funded by the cash provided by operations and from proceeds from the issuance of stock. We had initially budgeted capital expenditures of up to approximately $11,000,000 for 2002, which includes completion of certain current projects, as well as other identified capital purchases for the expansion and improvement to the facilities and for certain compliance related enhancements. However, based upon the current status of the planning and evaluation of the proposed projects, we believe that we will be spending only up to approximately $6,000,000 for capital expenditures for 2002. We anticipate funding these capital expenditures by a combination of lease financing, internally generated funds, and/or the proceeds received from the exercise of outstanding options and warrants.

Financing Activities
On December 22, 2000, the Company entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC acting as agent ("Agent") for lenders, and as issuing bank. The Agreement provides for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. Payments commenced on February 1, 2001. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $15,000,000. The Revolving Credit advances are subject to limitations of an amount up to the sum of a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and d) up to 50% of acceptable unbilled amounts aged up to 60 days, less e) reserves Agent reasonably deems proper and necessary. The Revolving Credit advances shall be due and payable in full on December 22, 2005. As of June 30, 2002, our excess availability under our revolving credit facility was $5,066,000 based on our eligible receivables.

Pursuant to the Agreement, the Term Loan bears interest at a floating rate equal to the prime rate plus 1 1/2%, and the Revolving Credit at a floating rate equal to the prime rate plus 1%. The loans are subject to a prepayment fee of 1/2% in the first year, 1% in the second and third years and 3/4% after the third anniversary until termination date.

In December 2000, the Company entered into an interest rate swap agreement related to its Term Loan. This hedge, has effectively fixed the interest rate on the notional amount of $3,500,000 of the floating rate $7,000,000 PNC Term Loan. The Company will pay the counterparty interest at a fixed rate equal to the base rate of 6.25%, for a period from December 22, 2000, through December 22, 2005, in exchange for the counterparty paying the Company one month LIBOR rate for the same term (1.84% at June 30, 2002). The value of the interest rate swap at January 1, 2001, was deminimus. At June 30, 2002, the market value of the interest rate swap was in an unfavorable value position of $167,000 and was recorded as a liability. During the three months ended June 30, 2002, the Company recorded a loss on the interest rate swap of $9,000 which offset other comprehensive income on the Statement of Stockholders' Equity.

Effective as of June 2002, the Company and PNC entered into Amendment No. 1 to the Agreement, which, among other things, increased the letter of credit commitment from $500,000 to $4,500,000 and provided for a $4.0 million standby letter of credit. The standby Letter of Credit was issued to secure certain surety bond obligations. Pursuant to the terms of Amendment No. 1, as partial collateral for the issuance of the standby letter of credit, a reserve of approximately $66,000 will be recorded each month against the availability under the Revolving Credit beginning July 15, 2002, until such time as the standby letter of credit is fully reserved. At a condition precedent to this Amendment No. 1, the Company paid a $50,000 amendment fee to PNC.

Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of Perma-Fix of Orlando, Inc. ("PFO"), Perma-Fix of South Georgia, Inc. ("PFSG") and Perma-Fix of Michigan, Inc. ("PFMI"), a portion of the consideration was paid in the form of Promissory Notes, in the aggregate amount of $4,700,000, payable to the former owners of PFO, PFSG and PFMI. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years with the first installment due on July 1, 1999, and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $2,016,000 at June 30, 2002, of which $973,000 is in the current portion. Payments of such Promissory Notes are guaranteed by PFMI under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by PFMI. These Promissory Notes are subject to subordination agreements with the Company's senior and subordinated lenders.

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

Under the terms of the Purchase Agreement, the Company also issued to AMI and BEC Warrants to purchase up to 1,281,731 shares of the Company's Common Stock ("Warrant Shares") at an initial exercise price of $1.50 per share (the "Warrants"), subject to adjustment under certain conditions. The warrants, as issued, also contain a cashless exercise provision. The holders of at least 25% of the Warrants or the Warrant Shares may, at any time and from time to time during the term of the Warrants, request on two occasions registration with the Securities and Exchange Commission ("SEC") of the Warrant Shares. In addition, the holders of the Warrants are entitled, subject to certain conditions, to include the Warrant Shares in a registration statement covering other securities which the Company proposes to register. On August 5, 2002, the Company filed an amended S-3 Registration Statement with the SEC covering the Warrants. This Registration Statement has not been declared effective as of the date of this Form 10-Q.

In connection with the sale of the Notes, the Company, AMI, and BEC entered into an Option Agreement, dated July 31, 2001 (the "Option Agreement"). Pursuant to the Option Agreement, the Company granted each Purchaser an irrevocable option requiring the Company to purchase any of the Warrants or the shares of Common Stock issuable under the Warrants (the "Warrant Shares") then held by the Purchaser (the "Put Option"). The Put Option may be exercised at any time commencing July 31, 2004, and ending July 31, 2008. In addition, each Purchaser granted to the Company an irrevocable option to purchase all the Warrants or the Warrant Shares then held by the Purchaser (the "Call Option"). The Call Option may be exercised at any time commencing July 31, 2005, and ending July 31, 2008. The purchase price under the Put Option and the Call Option is based on the quotient obtained by dividing (a) the sum of six times the Company's consolidated EBITDA for the period of the 12 most recent consecutive months minus Net Debt plus the Warrant Proceeds by (b) the Company's Diluted Shares (as the terms EBITDA, Net Debt, Warrant Proceeds, and Diluted Shares are defined in the Option Agreement). Pursuant to the guidance under EITF 00-19 on accounting for and financial presentation of securities that could potentially be settled in a Company's own stock, the put warrants would be classified outside of equity based on the ability of the holder to require cash settlement. Also, EITF Topic D-98 discusses the accounting for a security that will become redeemable at a future determinable date and its redemption is variable. This is the case with the Warrants as the date is fixed, but the put or call price varies. The EITF gives two possible methodologies for valuing the securities. The Company has selected to account for the changes in redemption value immediately as they occur and the Company will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. On June 30, 2002, the Put Option had no value and no liability was recorded.

In conjunction with the Company's acquisition of M&EC, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 dated June 7, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended. Such rate is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On June 30, 2002, the rate was 8%. On June 30, 2002, the outstanding balance was $979,000 including accrued interest of approximately $81,000.

M&EC also issued a promissory note for a principal amount of $3.7 million to PDC, dated June 7, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the applicable rate (8.00% on June 30, 2002) and payable in one lump sum at the end of the loan period. On June 30, 2002, the outstanding balance was $3,962,000 including accrued interest of approximately $348,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

The following table summarizes the Company's contractual obligations at June 30, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods, (in thousands):

		Payments due by period

Contractual Obligations	Total	2002	2003- 2005	2006- 2007	2008 +

Long-term debt	$ 29,405	$ 1,525	$ 20,563	$ 6,377	$ 940
Operating leases	5,346	1,007	3,667	672	--

Total contractual obligations	$ 34,751	$ 2,532	$ 24,230	$ 7,049	$ 940

The accrued dividends on the outstanding Preferred Stock for the period July 1, 2001, through December 31, 2001, in the amount of approximately $63,000 were paid in March 2002, in the form of 24,217 shares of Common Stock of the Company. The dividends for the period January 1, 2002, through June 30, 2002, total $63,000, which will be paid in August 2002, in the form of Common Stock, or if approved by the lender, at the Company's option, in the form of cash. Under the Company's loan agreements, the Company is prohibited from paying cash dividends on its outstanding capital stock.

In summary, we have continued to take steps to improve our operations and liquidity as discussed above. However, with the acquisition of M&EC in 2001, the completion of the M&EC project and the ramp-up of the mixed waste segment, we incurred and assumed certain debt obligations and long-term liabilities, which had a short-term impact on liquidity. Additionally, with the reduced revenue levels and start-up of the new wastewater treatment technology within the Industrial Waste Management Services segment during the first six months of 2002, combined with certain surcharges currently being negotiated under the Oak Ridge contracts, our liquidity remains tight as of June 30, 2002. However, as these projects have come to completion and the mixed waste segment continued to expand, our liquidity position demonstrated improvement during the second quarter. If we are unable to continue to improve our operations, successfully expand our mixed waste activities, and to continue profitability in the foreseeable future, such would have a material adverse effect on our liquidity position.

Known Trends and Uncertainties
Seasonality. Historically the Company has experienced reduced revenues, operating losses or decreased operating profits during the first and fourth quarters of the Company's fiscal years due to a seasonal slowdown in operations from poor weather conditions and overall reduced activities during the holiday season. During the Company's second and third fiscal quarters there has historically been an increase in revenues and operating profits. Management expects this trend to continue in future years as this was evident in the first and second quarter of 2002.

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

Significant contracts. The Company's revenues are principally derived from numerous varied customers. However, Perma-Fix Government Services ("PFGS") manages six contracts with the Defense Reutilization & Marketing Service, a sub-agency of the Department of Defense which accounted for 9.3% of total consolidated revenues during the six months ended June 30, 2002, and M&EC operates under three broad spectrum contracts ("Oak Ridge contracts") which contributed 9.4% of total consolidated revenues during the six months ended June 30, 2002. As the newly constructed M&EC facility continues to enhance its processing capabilities, completes certain expansion projects and with the amended pricing structure under the Oak Ridge contracts, the Company could see significantly higher total revenue under the Oak Ridge contracts. There is no guarantee under the Oak Ridge contracts, as they can be terminated by either party at any time. Termination of these contracts could have a material adverse effect on the Company. The Company is working towards increasing other sources of revenues at M&EC to reduce the risk of reliance on one major source of revenues.

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

In addition to budgeted capital expenditures for 2002 at our treatment, storage and disposal ("TSD") facilities, which are necessary to maintain permit compliance, improve operations and expand our business into new markets, as discussed above under "Liquidity and Capital Resources of the Company" of this Management's Discussion and Analysis, we have also budgeted for 2002 an additional $1,202,000 in environmental expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at four locations. The four locations where these expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia and PFMI's facility in Detroit, Michigan. We have estimated the expenditures for 2002 to be approximately $287,000 at the EPS site, $300,000 at the PFM location, $108,000 at the PFSG site and $507,000 at the PFMI site of which $27,000; $29,000; $10,000; and $446,000, respectively, were spent during the first six months of 2002. Additional funds will be required for the next two to seven years to properly remediate these sites. We expect to fund these expenses to remediate these four sites from funds generated internally, however, no assurances can be made that we will be able to do so.

At June 30, 2002, the Company had accrued environmental liabilities totaling $3,023,000, which reflects a decrease of $511,000 from the December 31, 2001, balance of $3,534,000. The decrease represents payments on remediation projects. The June 30, 2002, current and long-term accrued environmental balance is recorded as follows:

	PFD	PFM	PFSG	PFMI	Total

Current accrual	$ 269,000	$ 301,000	$ 98,000	$ 114,000	$ 782,000
Long-term accrual	245,000	644,000	1,292,000	60,000	2,241,000

Total	$ 514,000	$ 945,000	$ 1,390,000	$ 174,000	$ 3,023,000

Interest Rate Swap
The Company entered into an interest rate swap agreement effective December 22, 2000, to modify the interest characteristics of its outstanding debt from a floating basis to a fixed rate, thus reducing the impact of interest rate changes on future income. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counter parties is included in other assets or liabilities. The value of the interest rate swap at January 1, 2001, was deminimus. At June 30, 2002, the market value of the interest rate swap was in an unfavorable value position of $167,000 and was recorded as a liability. During the six months ended June 30, 2002, the Company recorded a loss on the interest rate swap of $9,000 which offset other comprehensive income on the Statement of Stockholders' Equity (see Note 4 to Notes to Consolidated Financial Statements).

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company has completed the first step of its evaluation of intangible assets for impairment, and has determined that no impairment existed as of January 1, 2002. The Company has discontinued amortizing its indefinite-life intangible assets (goodwill and permits). Prior to January 1, 2002, goodwill and permits were amortized on a straight-line basis over ten to forty years. Amortization expense for goodwill and permits for the three and six months ended June 30, 2001, was $292,000 and $584,000, respectively.

Pursuant to the Company's adoption of SFAS 141 and 142, the Company changed its method of recording acquired permits in connection with business combinations. For all acquisitions prior to July 2001, the Company allocated the excess purchase price between goodwill and permits, based upon the percentage of revenue generated through permitted activities. If all revenue/business base of an entity was derived from and subject to the permit, then the full intangible amount was recorded to permits. The permits, therefore were allocated this intangible value, and were generally amortized over a 20 year life.

For permits acquired beginning in July 2001 the Company will determine the actual cost to obtain such a permit and record it as an intangible permit with an indefinite life. The Company will expense as incurred any ongoing costs to maintain its permits which are significantly less than the initial costs to obtain a permit.

In conjunction with the final purchase price allocation as completed in June 2002, the Company reclassified a portion of the permits recorded upon the acquisition of M&EC on June 25, 2001. Permits were originally recorded at $10,553,000 when the Company recorded the acquisition in June 2001. During June 2002, $9,149,000 was reclassified from permits to goodwill, additional accrued liabilities were recognized in the amount of $63,000 and $1,403,000 recorded in permits which represents the actual costs in obtaining the permits.

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

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," issued in July 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability be recognized for the cost associated with an exit or disposal activity only when the liability is incurred, that is, when it meets the definition of a liability in the FASB conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material impact on the Company's financial statements.

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

During the second quarter of 2002 the Company's subsidiary, Perma-Fix of Michigan, Inc. ("PFMI") and other PRPs entered into an agreement in principal to settle the lawsuit filed by the federal government in connection with the Four County Landfill site pending in the United States District Court for the Northern District of Indiana, South Bend Division. PFMI would pay approximately $153,000 of the total settlement. The settlement is subject to PFMI being allowed twelve months to pay its portion of the settlement and the parties entering into a definitive settlement agreement.

Item 4.	Submission of Matters to a Vote of Security Holders
	The Company's special meeting of stockholders ("Special Meeting") was held on June 14, 2002. At the Special Meeting, the following matters were voted on and approved by the stockholders:
1.	Approval of the amendment to the Company's Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of the Company's common stock from 50,000,000 to 75,000,000 shares.

2.	Approval of the issuance of shares of common stock upon the exercise of warrants issued by the Company to investors and certain placement agents pursuant to the Company's private placement completed July 30, 2001.

At the Special Meeting the stockholders approved the amendment to the Company's Restated Certificate of Incorporation, as amended. Also, at the Special Meeting the stockholders approved the issuance of common stock upon exercise of Warrants pursuant to the private placement.

The votes for, against and abstentions and broker non-votes are as follows:

		For	Against	Abstentions and Broker Non-votes

	Approval of the amendment to the Company's Restated Certificate of Incorporation, as amended	22,687,827	536,039	41,665
	Approval of the issuance of common stock upon exercise of Warrants pursuant to the private placement	22,630,305	609,261	25,965

-29-

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
	3.1(i)	Restated Certificate of Incorporation, as amended and all Certificates of Designation.
	4.1	Loan and Security Agreement between the Company, subsidiaries of the Company and PNC Bank, incorporated by reference from Exhibit 99.1 to the Company's Form 8-K dated, January 31, 2001.
4.2	First Amendment to Loan Agreement and Consent, dated January 30, 2001, between the Company and PNC Bank, as incorporated by reference from Exhibit 99.7 to the Company's Form 8-K, dated January 31, 2001.

	4.3	Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement, dated as of June 10, 2002, between the Company and PNC Bank.
4.4	Note and Warrant Purchase Agreement, dated July 331, 2001, between the Company, Associated Mezzanine Investors-PESI (I), LP. and Bridge East Capital, LLC is incorporated by reference from Exhibit 99.1 to the Company's Form 8-K, dated July 30, 2001.

10.1	Basic Oak Ridge Agreement between East Tennessee Materials and Energy Corporation and Bechtel Jacobs Company, LLC, No. 1GB-99446V, dated June 23, 1998, as incorporated by reference from Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1998, and filed on November 16, 1998.

10.2	Basic Oak Ridge Agreement between East Tennessee Materials and Energy Corporation and Bechtel Jacobs Company, LLC, No. 1GB-99447V, dated June 23, 1998, as incorporated by reference from Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September 30, 1998, and filed on November 16, 1998.

10.3	Basic Oak Ridge Agreement between East Tennessee Materials and Energy Corporation and Bechtel Jacobs Company, LLC, No. 1GB-99448V, dated June 23, 1998, as incorporated by reference from Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended September 30, 1998, and filed on November 16, 1998.

10.4	Subcontract Change Notice between East Tennessee Materials and Energy Corporation and Bechtel Jacobs Company, LLC, No. BA-99446/7 and 8F, dated July 2, 2002, are incorporated by reference from Exhibit 10.24 to the Company's Registration Statement No. 333-70676.

10.5	Option Agreement, dated July 31, 2001, among the Registrant, Associated Mezzanine Investors-PESI (I), L.P. and Bridge East Capital, L.P., as incorporated by reference from Exhibit 99.8 to the Registrant's Current Report on Form 8-K, dated July 30, 2001, and filed on August 7, 2001.

10.6	Common Stock Purchase Warrant, dated July 31, 2001, granted by the Registrant to Associated Mezzanine Investors-PESI (I), L.P. for the purchase of up to 712,073 shares of the Registrant's common stock at an exercise prices of $1.50 per share. A substantially similar warrant was issued to Bridge East Capital, L.P.

	99.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company.
	99.2	Certification by Richard T. Kelecy, Chief Financial Officer of the Company.

-30-

(b)	Reports on Form 8-K
Current report on Form 8-K (Item 5-Other Events and Regulation FD Disclosure),
was filed by the Company on June 19, 2002, announcing the results of the Special
Meeting of Stockholders held on June 14, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Date: August 14, 2002	By: /s/ Louis Centofanti Dr. Louis F. Centofanti Chairman of the Board Chief Executive Officer

By: /s/ Richard T. Kelecy Richard T. Kelecy Chief Financial Officer