Form 10-Q
period 2002-09-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2002-11-18
CIK 891532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to _______________ to _______________

Commission File No.    1-11596

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

          Delaware                                                                                              58-1954497
(State or other jurisdiction                                                                                          (IRS Employer Identification Number)
of incorporation or organization)

1940 N.W. 67th Place, Gainesville, FL                                                               32653
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

                      Class                                                                         Outstanding at November 14, 2002
Common Stock, $.001 Par Value                                                                        34,338,614
                                                                                                              (excluding 988,000 shares
                                                                                                                   held as treasury stock)

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

INDEX

PART I	FINANCIAL INFORMATION	Page No.
Item 1.	Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

Item 4.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .32

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 33
Item 6.	Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34

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

The results of operations for the nine months ended September 30, 2002, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2002.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except for Share Amounts)	September 30, 2002 (Unaudited)	December 31, 2001

ASSETS
Current assets:
Cash	$ 83	$ 860
Restricted cash	20	20
Accounts receivable, net of allowance for doubtful accounts of $399 and $725	21,334	17,191
Inventories	622	756
Prepaid expenses	3,531	1,651
Other receivables	19	142

Total current assets	25,609	20,620

Property and equipment:
Buildings and land	16,010	15,210
Equipment	28,286	26,915
Vehicles	2,379	2,120
Leasehold improvements	10,348	10,029
Office furniture and equipment	1,544	1,657
Construction-in-progress	5,404	4,382

	63,971	60,313
Less accumulated depreciation and amortization	(14,412)	(11,940)

Net property and equipment	49,559	48,373

Intangibles and other assets:
Permits, net	11,973	20,639
Goodwill, net	15,281	6,509
Other assets	2,494	2,996

Total assets	$ 104,916	$ 99,137

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

(Amounts in Thousands, Except for Share Amounts)	September 30, 2002 (Unaudited)	December 31, 2001

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 9,747	$ 7,167
Current environmental accrual	793	1,202
Accrued expenses	11,058	8,431
Current portion of long-term debt	3,233	2,989

Total current liabilities	24,831	19,789
Environmental accruals	2,105	2,332
Accrued closure costs	4,893	4,919
Other long-term liabilities	1,204	814
Long-term debt, less current portion	25,913	28,157

Total long-term liabilities	34,115	36,222

Total liabilities	58,946	56,011

Commitments and Contingencies (see Note 5)	--	--

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share	1,285	1,285

Stockholders' equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, 2,500 shares issued and outstanding	--	--
Common Stock, $.001 par value; 75,000,000 shares authorized, 35,286,382 and 35,008,005 shares issued, including 988,000 shares held as treasury stock, respectively	35	35
Additional paid-in capital	66,711	66,042
Accumulated deficit	(19,973)	(22,216)
Interest rate swap	(226)	(158)

	46,547	43,703
Less Common Stock in treasury at cost; 988,000 shares issued and outstanding	(1,862)	(1,862)

Total stockholders' equity	44,685	41,841

Total liabilities and stockholders' equity	$ 104,916	$ 99,137

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(Amounts in Thousands, Except for Per Share Amounts)	2002	2001	2002	2001

Net revenues	$ 24,232	$ 17,386	$ 63,168	$ 53,938
Cost of goods sold	15,993	10,814	41,919	37,071

Gross profit	8,239	6,572	21,249	16,867

Selling, general and administrative expenses	4,350	3,557	12,470	10,462
Depreciation and amortization	1,067	1,141	3,143	3,173

Income from operations	2,822	1,874	5,636	3,232

Other income (expense):
Interest income	4	7	13	23
Interest expense	(723)	(782)	(2,150)	(2,317)
Interest expense-Warrants	--	--	--	(234)
Interest expense-financing fees	(262)	(1,651)	(779)	(2,474)
Other	(285)	(29)	(366)	(47)

Net income (loss)	1,556	(581)	2,354	(1,817)

Preferred Stock dividends	(48)	(32)	(111)	(114)

Net income (loss) applicable to Common Stock	$ 1,508	$ (613)	$ 2,243	$ (1,931)

Net income (loss) per common share:
Basic	$ .04	$ (.02)	$ .07	$ (.08)

Diluted	$ .04	$ (.02)	$ .06	$ (.08)

Number of shares and potential common shares used in computing net income (loss) per common share:
Basic	34,275	29,551	34,181	25,016

Diluted	42,617	29,551	42,992	25,016

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30,

(Amounts in Thousands)	2002	2001

Cash flows from operating activities:
Net income (loss)	$ 2,354	$ (1,817)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	3,143	3,173
Provision for bad debt and other reserves	263	163
Loss on sale of plant, property and equipment	11	29
Issuance of Warrants for financing	--	234
Changes in assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(4,405)	(2,855)
Prepaid expenses, inventories and other assets	388	(763)
Accounts payable and accrued expenses	3,543	645

Net cash provided by (used in) operations	5,297	(1,191)

Cash flows from investing activities:
Purchases of property and equipment, net	(3,705)	(2,576)
Proceeds from sale of plant, property and equipment	9	144
Net cash used for acquisition consideration	--	(10,083)
Change in restricted cash, net	(4)	(14)

Net cash used in investing activities	(3,700)	(12,529)

Cash flows from financing activities:
Net repayments of revolving loan and term note facility	(1,357)	(145)
Principal repayments of long-term debt	(1,529)	(2,546)
Proceeds from issuance of long-term debt	--	6,254
Proceeds from issuance of stock	512	10,473

Net cash (used in) provided by financing activities	(2,374)	14,036

(Decrease) increase in cash	(777)	316
Cash at beginning of period	860	498

Cash at end of period	$ 83	$ 814

Supplemental disclosure:
Interest paid	$ 2,022	$ 2,243
Non-cash investing and financing activities:
Issuance of Common Stock for services	32	15
Issuance of Common Stock for payment of dividends	125	184
Issuance of Common Stock for acquisition	--	2,916
Issuance of Preferred Stock of subsidiary for acquisition	--	1,285
Issuance of Warrants for services and financing, net	--	3,550
Loss on interest rate swap	(68)	(198)
Long-term debt incurred for purchase of property and equipment	644	261
Long-term debt exchanged for Common Stock	--	3,144

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, for the nine months ended September 30, 2002)

(Amounts in thousands, except for share amounts)	Preferred Stock Shares Amount	Common Stock Shares Amount	Additional Paid-In Capital	Accumulated Deficit	Interest Rate Swap	Common Stock Held In Treasury	Total Stockholders Equity

Balance at December 31, 2001	2,500	$ --	35,008,005	$ 35	$ 66,042	$ (22,216)	$ (158)	$ (1,862)	$ 41,841

Comprehensive income:
Net income	--	--	--	--	--	2,243	--	--	2,243
Other comprehensive income:
Loss on interest rate swap	--	--	--	--	--	--	(68)	--	(68)
Comprehensive income	--	--	--	--	--	--	--	--	2,175

Issuance of Common Stock for Preferred Stock dividend	--	--	46,323	--	125	--	--	--	125
Issuance of stock for cash and services	--	--	232,054	--	544	--	--	--	544

Balance at September 30, 2002	2,500	$ --	35,286,382	$ 35	$ 66,711	$ (19,973)	$ (226)	$ (1,862)	$ 44,685

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

1.  Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

There is no provision for income taxes for the three and nine months ended September 30, 2002, as the taxes are offset by prior year net operating loss carryforwards

2.  Recently Adopted Accounting Standards

The Company adopted the Financial Accounting Standards Board FASB Statements No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective January 1, 2002. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company has completed its evaluation of intangible assets for impairment, and has determined that no impairment existed as of January 1, 2002. The Company has discontinued amortizing its indefinite-life intangible assets (goodwill and permits). Prior to January 1, 2002, goodwill and permits were amortized on a straight-line basis over ten to forty years. Amortization expense for goodwill and permits for the three and nine months ended September 30, 2001, was $451,000 and $1,035,000, respectively.

Results for September 30, 2001, assuming the discontinuation of amortization would be as follows:

	Three Months Ended September 30, 2001		Nine Months Ended September 30, 2001

(Amounts in thousands, except per share amount)	Total	Per Share	Total	Per Share

Net loss, as reported	$ (613)	$ (.02)	$ (1,931)	$ (.08)
Amortization of goodwill and permits	451.01		1,035.04

Net loss, as adjusted	$ (162)	$ (.01)	$ (896)	$ (.04)

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

In conjunction with the final purchase price allocation as completed in June 2002, the Company reclassified a portion of the permits recorded upon the acquisition of M&EC on June 25, 2001. Permits were originally recorded at $10,553,000 when the Company recorded the acquisition in June 2001. During June 2002, $9,149,000 was reclassified from permits to goodwill, and additional accrued liabilities were recognized as goodwill in the amount of $63,000.  The amount remaining in permits of $1,403,000 represents the actual costs in obtaining the permits.

The Company is currently in discussions with the Securities and Exchange Commission relating to SFAS 141 and 142. As of the date of this report, we do not know if the Company will be required to make any changes and, if any changes are required, whether they will have a material adverse effect on the Company's financial statements for the nine months ended September 30, 2002.

3. Earnings Per Share

Basic EPS is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS includes the dilutive effect of potential common shares. Diluted loss per share for the three and nine months ended September 30, 2001, does not include potential common shares as their effect would be anti-dilutive.

The following is a reconciliation of basic net income (loss) per share and diluted net income (loss) per share for the three and nine months ended September 30, 2002 and 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,

(Amounts in thousands except per share amounts)	2002	2001	2002	2001

Net income (loss) applicable to Common Stock - basic	$ 1,508	$ (613)	$ 2,243	$ (1,931)
Effect of dilutive securities - Preferred Stock dividends	48	--	111	--

Net income (loss) applicable to Common Stock - diluted	$ 1,556	$ (613)	$ 2,354	$ (1,931)

Basic net income (loss) per share	$ .04	$ (0.02)	$ .07	$ (0.08)

Diluted net income (loss) per share	$ .04	$ (0.02)	$ .06	$ (0.08)

Weighted average shares outstanding - basic	34,275	29,551	34,181	25,016
Potential shares exercisable under stock option plans	1,055	--	1,119	--
Potential shares upon exercise of Warrants	5,620	--	6,025	--
Potential shares upon conversion of Preferred Stock	1,667	--	1,667	--

Weighted average shares outstanding - diluted	42,617	29,551	42,992	25,016

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include
Upon exercise of options	287	2,105	257	2,105
Upon exercise of Warrants	175	15,914	175	15,914
Upon conversion of Preferred Stock	--	1,667	--	1,667

4.  Long-term Debt

Long-term debt consists of the following at September 30, 2002, and December 31, 2001:

(Amounts in Thousands)	September 30, 2002 (Unaudited)	December 31, 2001

Revolving loan facility dated December 22, 2000, borrowings
     based upon eligible accounts receivable, subject to
     monthly borrowing base calculation, variable interest
     paid monthly at prime rate plus 1% (5.75% at
September 30, 2002), balance due in December 2005.	$ 7,057	$ 7,663

Term Loan Agreement dated December 22, 2000, payable in equal monthly installments of principal of $83, balance of $2,083,000 due in December 2005, variable interest paid monthly at prime rate plus 1 1/2% (6.25% at September 30, 2002).	5,333	6,083

Three promissory notes dated May 27, 1999, payable in equal monthly installments of principal and interest of $90 over 60 months, due June 2004, interest at 5.5% for first three years and 7% for remaining two years.	1,779	2,495

Promissory note dated August 31, 2000, payable in one lump sum in August 2005, interest paid annually at 7%.	3,500	3,500

Senior subordinated notes dated July 31, 2001, payable in one lump sum on July 31, 2006, interest payable quarterly at an annual interest rate of 13.5%, net of unamortized debt discount of $1,244 and $1,487.	4,381	4,138

Promissory note dated June 25, 2001, payable in semiannual installments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable federal rate determined under the IRS Code Section (8.0% on September 30, 2002) and is payable in a lump sum on December 31, 2008.	3,614	3,634

Promissory note dated June 25, 2001, payable in semiannual installments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable federal rate determined under the IRS Code Section (8.0% on September 30, 2002) and is payable in a lump sum on December 31, 2008.	898	903

Various capital lease and promissory note obligations, payable 2002 to 2007, interest at rates ranging from 5.2 to 17.9%.	2,584	2,730

	29,146	31,146
Less current portion of long-term debt	3,233	2,989

	$ 25,913	$ 28,157

On December 22, 2000, the company entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank. The Agreement provides for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance of $2,083,000 due on December 22, 2005. Payments commenced on February 1, 2001. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $15,000,000. The Revolving Credit advances are subject to limitations of an amount up to the sum of a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and d) up to 50% of acceptable unbilled amounts aged up to 60 days, less e) reserves Agent reasonably deems proper and necessary. The Revolving Credit advances shall be due and payable in full on December 22, 2005. As of September 30, 2002, our excess availability under our Revolving Credit was $5,612,000 based on our eligible receivables.

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

In December 2000, the Company entered into an interest rate swap agreement related to its Term Loan. This hedge, has effectively fixed the interest rate on the notional amount of $3,500,000 of the floating rate $7,000,000 PNC Term Loan. The Company will pay the counterparty interest at a fixed rate equal to the base rate of 6.25%, for a period from December 22, 2000, through December 22, 2005, in exchange for the counterparty paying the Company one month LIBOR rate for the same term (1.82% at September 30, 2002). The value of the interest rate swap at January 1, 2001, was deminimus. At September 30, 2002, the market value of the interest rate swap was in an unfavorable value position of $226,000 and was recorded as a liability. During the nine months ended September 30, 2002, the Company recorded a loss on the interest rate swap of $68,000 which offset against other comprehensive income on the Statement of Stockholders' Equity.

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

Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of Perma-Fix of Orlando, Inc. ("PFO"), Perma-Fix of South Georgia, Inc. ("PFSG") and Perma-Fix of Michigan, Inc. ("PFMI"), a portion of the consideration was paid in the form of the Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of PFO, PFSG and PFMI. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years with the first installment due on July 1, 1999, and having an interest rate of 5.5% for the first three years and 7% for the remaining two years beginning June 1, 2002. The aggregate outstanding balance of the Promissory Notes total $1,779,000 at September 30, 2002, of which $990,000 is in the current portion. Payments of such Promissory Notes are guaranteed by PFMI under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by PFMI. These Promissory Notes are subject to subordination agreements with the Company's senior and subordinated lenders.

On August 31, 2000, as part of the consideration for the purchase of Diversified Scientific Services, Inc. ("DSSI"), the Company issued to Waste Management Holdings a long-term unsecured promissory note (the "Unsecured Promissory Note") in the aggregate principal amount of $3,500,000, bearing interest at a rate of 7% per annum and having a five-year term with interest to be paid annually and principal due in one lump sum at the end of the term of the Unsecured Promissory Note (August 2005).

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

Under the terms of the Purchase Agreement, the Company also issued to AMI and BEC Warrants to purchase up to 1,281,731 shares of the Company's Common Stock ("Warrant Shares") at an initial exercise price of $1.50 per share (the "Warrants"), subject to adjustment under certain conditions, which were valued at $1,622,000 and recorded as a debt discount and are being amortized over the term of the Notes. The Warrants, as issued, also contain a cashless exercise provision. The holders of at least 25% of the Warrants or the Warrant Shares may, at any time and from time to time during the term of the Warrants, request on two occasions registration with the Securities and Exchange Commission ("SEC") of the Warrant Shares. In addition, the holders of the Warrants are entitled, subject to certain conditions, to include the Warrant Shares in a registration statement covering other securities which the Company proposes to register. On October 1, 2002, the Company filed an amended S-3 Registration Statement with the SEC covering the Warrants. The Registration Statement has not been declared effective as of the date of this Form 10-Q.

In connection with the sale of the Notes, the Company, AMI, and BEC entered into an Option Agreement, dated July 31, 2001 (the "Option Agreement"). Pursuant to the Option Agreement, the Company granted each Purchaser an irrevocable option requiring the Company to purchase any of the Warrants or the Warrant Shares then held by the Purchaser (the "Put Option"). The Put Option may be exercised at any time commencing July 31, 2004, and ending July 31, 2008. In addition, each Purchaser granted to the Company an irrevocable option to purchase all the Warrants or the Warrant Shares then held by the Purchaser (the "Call Option"). The Call Option may be exercised at any time commencing July 31, 2005, and ending July 31, 2008. The purchase price under the Put Option and the Call Option is based on the quotient obtained by dividing (a) the sum of six times the Company's consolidated EBITDA for the period of the 12 most recent consecutive months minus Net Debt plus the Warrant Proceeds by (b) the Company's Diluted Shares (as the terms EBITDA, Net Debt, Warrant Proceeds, and Diluted Shares are defined in the Option Agreement). Pursuant to the guidance under EITF 00-19 on accounting for and financial presentation of securities that could potentially be settled in a Company's own stock, the put warrants would be classified outside of equity based on the ability of the holder to require cash settlement. Also, EITF Topic D-98 discusses the accounting for a security that will become redeemable at a future determinable date and its redemption is variable. This is the case with the Warrants as the date is fixed, but the put or call price varies. The EITF gives two possible methodologies for valuing the securities. The Company has selected to account for the changes in redemption value immediately as they occur and the Company will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. On September 30, 2002, the purchase price under the Put Option was in a negative position and as such no liability was recorded for the redemption of the Put Option.

In conjunction with the Company's acquisition of East Tennessee Materials and Energy Corporation ("M&EC"), M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 dated June 7, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31.

Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended. Such rate is adjusted on a quarterly basis and payable in a lump sum at the end of the installment period. On September 30, 2002, the rate was 8%. On September 30, 2002, the outstanding balance was $1,002,000 including accrued interest of approximately $104,000.

M&EC also issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation (PDC), dated June 7, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the Applicable Rate (8% on September 30, 2002) and payable in a lump sum at the end of the loan period. On September 30, 2002, the outstanding balance was $4,052,000 including accrued interest of approximately $438,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

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

During the second quarter of 2002 the Company's subsidiary, PFMI, and other PRPs entered into an agreement in principle to settle the lawsuit filed by the federal government in connection with the Four County Landfill site pending in the United States District Court for the Northern District of Indiana, South Bend Division. PFMI will pay approximately $153,000 of the total settlement of which the total amount was accrued in September 2002. The settlement agreement was finalized in October 2002, and provides that the Company will pay its portion of the settlement over a twelve month period beginning in November 2002.

The son, Patrick Sullivan ("P. Sullivan"), of a member of our Board of Directors, Thomas P. Sullivan ("Mr. Sullivan"), was employed by a subsidiary of the Company, Perma-Fix of Orlando, Inc. ("PFO"), as an executive and/or general manager from the date of the Company's acquisition of PFO in June 1999 to June 2002, when he terminated his employment to go to work for a competitor of PFO in Orlando, Florida. P. Sullivan is subject to an agreement with the Company that provides, in part, that P. Sullivan would not solicit customers, suppliers or employees of the Company or PFO for a period of two years after termination of his employment. The Company has been advised that P. Sullivan violated the agreement and his duties to the Company and PFO prior to and after he terminated his employment with PFO. The Company is currently investigating these claims against P. Sullivan. P. Sullivan reimbursed the Company for certain personal expenses charged to, and paid by, the Company after the Company notified P. Sullivan of the claims. Mr. Sullivan has denied committing any breach of his fiduciary duties to the Company in connection with these alleged actions by his son.

In October 2002, the Company's subsidiary Perma-Fix of Memphis, Inc. ("PFM"), a discontinued operation, entered into a settlement agreement with Mid-South Industrial, Inc. and CNA Insurance Company to settle a lawsuit PFM filed seeking damages resulting from an explosion and fire which occurred in January 1997. Under the settlement agreement PFM received approximately $233,000, in October 2002, which will be recorded as other income in the fourth quarter of 2002.

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

The table below presents certain financial information by business segment for the three and nine months ended September 30, 2002 and 2001.

Segment Reporting for the Quarter Ended September 30, 2002
	Industrial Waste Services	Nuclear Waste Services	Engineering	Segments Total	Corporate		Consolidated Total

Revenue from external	$ 9,902	$ 13,552	$ 778	$ 24,232	$ --		$ 24,232
Intercompany revenues	984	521	45	1,550	--		1,550
Interest income	4	--	--	4	--		4
Interest expense	175	546	(2)	719	4		723
Interest expense-financing fees	--	3	--	3	259		262
Depreciation and amortization	487	549	10	1,046	21		1,067
Segment profit (loss)	(1,149)	2,607	50	1,508	--		1,508
Segment assets(1)	40,237	57,612	2,123	99,972	4,944		104,916
Expenditures for segment assets	793	451	3	1,247	72		1,319

Segment Reporting for the Quarter Ended September 30, 2001
	Industrial Waste Services	Nuclear Waste Services	Engineering	Segments Total	Corporate Other		Consolidated Total

Revenue from external	$ 10,978	$ 5,643	$ 765	$ 17,386	$ --		$ 17,386
Intercompany revenues	853	2,124	102	3,079	--		3,079
Interest income	4	--	--	4	3		7
Interest expense	226	540	7	773	9		782
Interest expense-financing fees	--	2	--	2	1,649		1,651
Depreciation and amortization	664	434	23	1,121	20		1,141
Segment profit (loss)	372	407	48	827	(1,440)	(3)	(613)
Segment assets(1)	41,335	50,804	2,284	94,423	4,757		99,180
Expenditures for segment assets	301	1,506	3	1,810	6		1,816

Segment Reporting for the Nine Months Ended September 30, 2002
	Industrial Waste Services	Nuclear Waste Services	Engineering	Segments Total	Corporate		Consolidated Total

Revenue from external	$ 27,961	$ 32,589	$ 2,618	$ 63,168	$ --		$ 63,168
Intercompany revenues	4,547	3,428	89	8,064	--		8,064
Interest income	12	--	--	12	1		13
Interest expense	507	1,641	2	2,150	--		2,150
Interest expense-financing fees	--	7	--	7	772		779
Depreciation and amortization	1,464	1,586	30	3,080	63		3,143
Segment profit (loss)	(3,067)	5,033	277	2,243	--		2,243
Segment assets(1)	40,237	57,612	2,123	99,972	4,944		104,916
Expenditures for segment assets	2,133	2,133	7	4,273	76		4,349

Segment Reporting for the Nine Months Ended September 30, 2001
	Industrial Waste Services	Nuclear Waste Services	Engineering	Segments Total	Corporate Other		Consolidated Total

Revenue from external	$ 30,996	$ 20,541	$ 2,401	$ 53,938	$ --		$ 53,938
Intercompany revenues	2,922	4,551	187	7,660	--		7,660
Interest income	16	--	--	16	7		23
Interest expense	739	1,362	30	2,131	186		2,317
Interest expense-Warrants	--	--	--	--	234	(2)	234
Interest expense-financing fees	6	602	--	608	1,866		2,474
Depreciation and amortization	1,996	1,049	68	3,113	60		3,173
Segment profit (loss)	(841)	442	149	(250)	(1,681)	(3)	(1,931)
Segment assets(1)	41,335	50,804	2,284	94,423	4,757		99,180
Expenditures for segment assets	890	1,928	11	2,829	8		2,837

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.
(2) Amount reflects interest expense-Warrants not allocated to the operating segments.
(3) Amount includes interest expense-financing fees of $1,440,000 representing the write-off of the fees associated with a prior short-term note, not allocated to the operating segments.

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

*	ability or inability to continue and improve operations and profitability;
*	anticipated improvement in the financial performance of the Company;
*	ability to comply with the Company's general working capital requirements;
*	ability to be able to continue to borrow under the Company's revolving line of credit;
*	ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and the Company's facilities in Memphis, Tennessee; Valdosta, Georgia and Detroit Michigan;
*	ability to remediate certain contaminated sites for projected amounts;
*	ability to pay expenses to remediate the four sites from funds generated internally;
*	no impairment to intangible assets;
*	no intention to close any facilities;
*	ability to fund budgeted capital expenditures for 2002;
*	ability to complete negotiations under the Oak Ridge contracts and complete the negotiations favorably for the Company;
*	ability to develop new wastewater treatment technology;
*	higher revenue under the Oak Ridge contracts;
*	increasing other sources of revenue at M&EC;
*	expectation that there will be an increase in revenues and operating profits during 2002; and
*	ability of the Company's mixed waste facilities to continue to expand and demonstrate their processing capabilities, increase sales and marketing efforts, and to receive greater volumes of waste.

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

-16-

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

Intangible Assets. Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net assets acquired ("goodwill") and the recognized permit value of the business. The Company continually reevaluates the propriety of the carrying amount of permits and goodwill to determine whether current events and circumstances warrant adjustments to the carrying value. Effective January 1, 2002, the Company adopted SFAS 142 and determined that no impairment existed as of January 1, 2002. Effective January 1, 2002, the Company discontinued amortizing indefinite life intangible assets (goodwill and permits) as required by SFAS 142. Amortization expense for goodwill and permits for the three and nine months ended September 30, 2001, was $451,000 and $1,035,000, respectively. For further discussion of SFAS 141 and 142 see Note 2 to Notes to Consolidated Financial Statements and "Recently Adopted Accounting Standards" in this section.

Accrued Closure Costs. The accrued closure costs are estimates based on guidelines developed by federal and/or state regulatory authorities overseeing the Company's RCRA permits and radioactive materials licenses. Such costs are evaluated annually and adjusted for inflationary factors and for approved changes or expansions to the facilities. Increases due to inflationary factors for the years ended December 31, 2002, 2001, 2000 and 1999 have been approximately 2.2%, 2.1%, 1.5% and 1.1%, respectively, and based on the historical information, the Company does not expect future inflationary changes to differ materially from the last four years. Increases or decreases in accrued closure costs resulting from changes or expansions at the facilities are determined based on specific RCRA guidelines applied to the requested change. This calculation includes certain estimates, such as disposal pricing, which are based on current market conditions. Accrued closure costs represent a contingent environmental liability to clean up a facility in the event the

Company ceases operations in an existing facility. However, the Company has no intention, at this time, to close any of its facilities.

Accrued Environmental Liabilities. The Company has four remediation projects currently in progress. The current and long-term accrual amounts for the projects are the Company's best estimates determined based on proposed or approved processes for clean-up. The circumstances that could affect the outcome range from new technologies, that are being developed every day that reduce the Company's overall costs, to increased contamination levels that could arise as the Company completes remediation which could increase the Company's costs, neither of which the Company anticipates at this time. In addition, significant changes in regulations could adversely or favorably affect the costs to remediate existing sites or potential future sites, which cannot be reasonably quantified. For further discussion on the Company's environmental liabilities see "Environmental Contingencies," in this section.

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

Results of Operations
The table below should be used when reviewing management's discussion and analysis for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30,				Nine Months Ended September 30,
Consolidated (amounts in thousands)	2002	%	2001	%	2002	%	2001	%

Net revenues	$ 24,232	100.0	$ 17,386	100.0	$ 63,168	100.0	$ 53,938	100.0
Cost of Goods Sold	15,993	66.0	10,814	62.2	41,919	66.4	37,071	68.7

Gross Profit	8,239	34.0	6,572	37.8	21,249	33.6	16,867	31.3
Selling, General and Administrative	4,350	18.0	3,557	20.5	12,470	19.7	10,462	19.4
Depreciation/Amortization	1,067	4.4	1,141	6.6	3,143	5.0	3,173	5.9

Income from Operations	$ 2,822	11.6	$ 1,874	10.8	$ 5,636	8.9	$ 3,232	6.0

Interest Expense	$ (723)	(3.0)	$ (782)	(4.5)	$ (2,150)	(3.4)	$ (2,317)	(4.3)
Interest Expense-Warrants	--	--	--	--	--	--	(234)	(.4)
Interest Expense-Financing Fees	(262)	(1.1)	(1,651)	(9.5)	(779)	(1.2)	(2,474)	(4.6)
Other Income (expense)	(285)	(1.2)	(29)	(.2)	(366)	(.6)	(47)	(.1)
Preferred Stock Dividends	(48)	(.2)	(32)	(.2)	(111)	(.2)	(114)	(.2)

Summary -- Three and Nine Months Ended September 30, 2002 and 2001

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

Net Revenues
Consolidated net revenues increased to $24,232,000 for the quarter ended September 30, 2002, as compared to $17,386,000 for the same quarter in 2001. This increase of $6,846,000 or 39.4% is principally attributable to an increase in revenue in the Nuclear Waste Management Services segment of approximately $7,909,000 resulting from growth in mixed waste revenues, as these facilities continue to expand and demonstrate their processing capabilities, increase their sales and marketing efforts, and continue to receive greater volumes of waste under certain contracts, such as the Oak Ridge contracts. Mixed waste revenue from the Department of Energy ("DOE"), including under the Oak Ridge contracts, comprised the largest part of this increase as the DOE contractors increased shipments in order to meet fiscal year milestones. Additionally, the Consulting Engineering Services segment experienced an increase of approximately $13,000 during the third quarter of 2002. Offsetting these increases was a decrease in the Industrial Waste Management Services segment of approximately $1,076,000 resulting from the downturn in the economy, and the effect of increased revenues during the same period of 2001 resulting from the completion of certain event business or special contracts, many of which have not been awarded during 2002. However, partially offsetting the negative impact of the economy were increased revenues resulting from the biological wastewater system and the "Bio-Fix" water treatment process.

Consolidated net revenues increased to $63,168,000 from $53,938,000 for the nine-month period ended September 30, 2002. This increase of $9,230,000 or 17.1% is principally attributable to an increase in the Nuclear Waste Management Services segment of approximately $12,048,000 resulting from the favorable negotiation of certain contract changes, the completion of a large offsite mixed waste remediation project and from growth in mixed waste revenues driven by the continued expansion within the new and unique mixed waste market. The Company recognized during the second quarter of 2002 approximately $2.2 million of additional revenue for work completed during the first six months of 2002, as a result of the favorable resolution of certain contract changes under the Oak Ridge contracts. The pricing structure under the Oak Ridge contracts was amended to allow East Tennessee Materials & Energy Corporation ("M&EC") to charge additional amounts for certain waste drums received primarily in connection with drum density and chemical content. The amended pricing structure applies to all waste received by M&EC under the Oak Ridge contracts from January 1, 2002, and on all future waste received under the Oak Ridge contracts. The Company continues to negotiate certain other surcharges under the Oak Ridge contracts, which as of this time, the Company has not completed negotiations and is unable to determine the final negotiated amount, if any. Additionally, the Consulting Engineering Services segment experienced an increase of approximately $217,000 which was primarily due to new projects that were awarded by nationally known cement companies. Offsetting these increases was a decrease in the Industrial Waste Management Services segment of approximately $3,035,000 resulting from the downturn in the economy, the expiration of certain government contracts and the effect of the start-up of the new wastewater treatment system, which occurred over the first five months of 2002. Also contributing to this decrease is the effect of increased revenues during 2001 due to the completion of certain event business or special projects not awarded during 2002.

Cost of Goods Sold
Cost of goods sold for the Company increased $5,179,000 or 47.9% for the quarter ended September 30, 2002, as compared to the quarter ended September 30, 2001. This consolidated increase in cost of goods sold reflects an increase in the Nuclear Waste Management Services segment of $4,867,000, which directly correlates to the increase in revenues, and an increase in the Consulting Engineering Services segment of $73,000 reflects the increased staffing associated with the new projects awarded. Additionally, the Nuclear Waste Management Services segment experienced increased costs as it starts up new processing lines, develops new processing techniques and adds certain fixed costs in conjunction with its build-up. The Industrial Waste Management Services segment experienced an increase of $239,000 as it continues to develop its new wastewater treatment technology, which became fully operational in June 2002.

Cost of goods sold increased $4,848,000 or 13.1% for the nine-month period ended September 30, 2002, as compared to the nine-month period ended September 30, 2001. This consolidated increase in cost of goods sold reflects an increase in cost of goods sold in the Nuclear Waste Management Services segment of $5,169,000 which corresponds to the growth in mixed waste revenues and an increase in cost of goods sold in the Consulting Engineering Services segment of $224,000 primarily due to increased staffing associated with the new projects, as noted above. Offsetting this increase was a decrease in the Industrial Waste Management Services segment of $545,000 which directly corresponds to the decrease in revenues for this segment, partially offset by additional operating costs associated with the development and installation of its new wastewater treatment technology.

Gross Profit
The resulting gross profit for the quarter ended September 30, 2002, increased $1,667,000 to $8,239,000 which as a percentage of revenue is 34.0%, reflecting a decrease over the corresponding quarter in 2001 percentage of revenue of 37.8%. The Nuclear Waste Management Services segment experienced a decrease in gross profit percentage from 46.2% in 2001 to 41.7% in 2002. This decrease reflects the impact of increased disposal and processing costs associated with mixed waste treatment development and the impact of increased costs associated with the start-up of new processing lines, the development of new processing techniques and additional fixed costs in conjunction with its overall build-up. The Industrial Waste Management Services segment also experienced a decrease in gross profit percentage from 33.4% in 2001 to 23.7% in 2002. This decrease reflects the impact of the high fixed cost nature of the facilities as revenues have been lower during the recent economic downturn and the loss of certain higher margin contract work performed in the same period of 2001. Additionally, the Consulting Engineering Services segment experienced a decrease in gross profit percentage from 39.0% in 2001 to 30.6% in 2002. This decrease reflects the impact of increased staffing associated with the new projects that were awarded by nationally known cement companies.

The resulting gross profit for the nine months of 2002 increased $4,382,000 to $21,249,000, which as a percentage of revenue is 33.6%, reflecting an increase over the corresponding nine months in 2001 percentage of revenue of 31.3%. This increase in gross profit percentage was principally recognized in the Nuclear Waste Management Services segment which experienced an increase from 32.9% in 2001 to 41.9% in 2002. This increase reflects the progress of the newly expanded mixed waste facilities, increased activities under the Oak Ridge contracts and the impact of the favorable negotiation of certain contract changes related to the Oak Ridge contracts which were recorded in the second quarter of 2002. Furthermore, the gross profit percentage for 2001 was negatively affected by the low margin subcontract work performed by this segment during the completion of the M&EC facility. Offsetting this increase in gross profit percentage was a decrease in the Industrial Waste Management Services segment from 29.6% in 2001 to 23.9% in 2002 reflecting the impact of the high fixed cost nature of the facilities in conjunction with reduced revenues in this segment, and the additional operating costs associated with the development and installation of the new wastewater treatment technology. Additionally, the Consulting Engineering Services segment experienced a decrease from 38.9% in 2001 to 35.3% in 2002. This decrease reflects the impact of additional staffing associated with the new projects, as noted above.

Selling, General and Administrative
Selling, general and administrative expenses increased $793,000 or 22.3% for the quarter ended September 30, 2002, as compared to the quarter ended September 30, 2001. These expenses increased due to the impact of increasing the sales and marketing efforts within the Nuclear Waste Management Services segment contributing to the growth in revenue as we expand our capabilities in this segment. This segment requires increased up front sales and marketing efforts due to the complexity of the waste streams and sophistication of the customer base. As a percentage of revenue, selling, general and administrative expenses decreased to 18.0% for the quarter ended September 30, 2002, compared to 20.5% for the same period in 2001.

Selling general and administrative expenses increased $2,008,000 or 19.2% for the nine months ended September 30, 2002, as compared to the same period in 2001. This increase reflects the impact of the acquisition of M&EC during June 2001, which resulted in an increase of $1,203,000. Additionally, these expenses increased due to the impact of increasing the sales and marketing efforts within the Nuclear Waste Management Services segment in anticipation of the growth of this segment. As a percentage of revenue, selling, general and administrative expenses reflected an increase to 19.7% for the nine-month period ended September 30, 2002, compared to 19.4% for the same period of 2001.

Depreciation and Amortization
Depreciation and amortization expense for the quarter ended September 30, 2002, reflects a decrease of $74,000 as compared to the quarter ended September 30, 2001. This decrease is attributable to an amortization expense decrease across all segments by approximately $451,000 due to the adoption of SFAS 142, which eliminated the amortization expense on indefinite-life intangible assets (see "Recently Adopted Accounting Standards" later in this section). Offsetting this decrease was an increase in depreciation expense of $299,000 resulting from the M&EC facility acquired effective June 25, 2001. Additionally, an increase in depreciation expense of $76,000 in the Nuclear Waste Management Services segment was due to additions of new mixed waste processing equipment. Depreciation expense also increased in the Industrial Waste Management Services segment by $2,000 due to additions of new waste processing equipment.

Depreciation and amortization expense for the nine-month period ended September 30, 2002, reflects a decrease of $30,000 as compared to the same period of 2001. This decrease is attributable to an amortization expense decrease of approximately $1,035,000 company-wide due to the adoption of SFAS 142, which eliminated the amortization expense on indefinite-life intangible assets (see "Recently Adopted Accounting Standards" later in this section). Offsetting this decrease is an increase in depreciation expense of $882,000 resulting from the acquisition of M&EC during June 2001. Additionally, an increase in depreciation expense of $120,000 in the Nuclear Waste Management Services segment was due to additions of new mixed waste processing equipment. Depreciation expense also increased in the Industrial Waste Management Services segment by $18,000 due to additions of new waste processing equipment. Offsetting this increase is a decrease in depreciation expense of $15,000 resulting from older assets being fully depreciated.

Interest Expense
Interest expense decreased $59,000 for the quarter ended September 30, 2002, as compared to the corresponding period of 2001. This decrease reflects the impact of lower interest rates and decreased borrowing levels on the revolving credit and term loans with PNC Bank, National Association ("PNC"), which resulted in a decrease in interest expense of $16,000 when compared to the same period prior year. Additionally, interest expense decreased by $22,000 due to the elimination of interim financing related to the mixed waste construction activities, and by $82,000 as a result of the reduction in debt with other creditors. These decreases were offset by an increase in interest expense of approximately $61,000 related to the expansion of our mixed waste facilities.

Interest expense also decreased by $167,000 for the nine-month period ended September 30, 2002, as compared to the corresponding period of 2001. This decrease is a result of lower interest rates and decreased borrowing levels on our PNC revolving credit and term loan which resulted in a decrease in interest expense of $183,000. Additionally, a decrease of $545,000 was due to the elimination of the above noted interim financing related to the mixed waste construction activities and a decrease of $78,000 was due to the reduction in debt with other creditors. These decreases were partially offset by an increase in interest expense of $198,000 associated with the acquisition of M&EC and an increase of approximately $441,000 related to the expansion of our mixed waste facilities.

Interest Expense - Warrants
No Warrants were issued for the nine months ended September 30, 2002, and therefore no interest expense-Warrants was recorded during the nine months ended September 30, 2002, as compared to $234,000 for the nine months ended September 30, 2001. This 2001 expense reflects the Black-Scholes pricing valuation for certain Warrants issued to Capital Bank pursuant to a promissory note ("$3,000,000 Capital Promissory Note") and an unsecured promissory note ("$750,000 Capital Promissory Note"). The notes required that certain Warrants be issued upon the initial execution of the note and at monthly intervals if the debt obligations to Capital Bank have not been repaid in full. During 2001, these debt obligations were repaid in full by a debt to equity exchange agreement and through the payment of principal and interest with the use of Warrant proceeds.

Interest Expense - Financing Fees
Interest expense-financing fees decreased approximately $1,389,000 to $262,000 for the three months ended September 30, 2002, as compared to $1,651,000 for the same period of 2001. This decrease is principally due to a write-off of prepaid financing fees of $1,440,000 during the third quarter in 2001 as related to the short term construction financing within the mixed waste segment, which was paid in full in July 2001. This decrease was partially offset by amortization of financing fees of approximately $49,000 during the quarter ended September 30, 2002, principally associated with our Senior Subordinated Notes issued to Associated Mezzanine Investors - PESI, L.P. ("AMI") and Bridge East Capital, L.P. ("BEC").

Interest expense-financing fees also decreased by $1,695,000 for the nine months ended September 30, 2002, as compared to the corresponding period of 2001. This decrease is also due to the elimination of the above discussed short-term debt in July 2001, offset by the new debt with AMI and BEC.

Other Expense
Other expense increased by $256,000 for the quarter ended September 30, 2002, as compared to the same period of 2001. This increase was primarily due to an increase in miscellaneous state income and franchise taxes recorded during the quarter and from an additional remediation reserve for the Perma-Fix of Michigan,  Inc. site, which was recorded in the amount of $170,000. See "Environmental Contingencies" in this section for further discussion on this reserve.

Other expense also increased by $319,000 for the nine months ended September 30, 2002, as compared to the same period of 2001. This increase is also due to an increase in miscellaneous State income and franchise taxes and the additional environmental remediation reserve.

Preferred stock Dividends
Preferred Stock dividends increased approximately $16,000 for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. This increase was due to the accrual of preferred dividends on the preferred stock of our subsidiary M&EC ("Series B Preferred"). The M&EC preferred stock was issued in conjunction with the acquisition of M&EC in June 2001, and began accumulating dividends in June 2002 at an annual interest rate of 5%.

Preferred Stock dividends decreased $3,000 during the nine months ended September 30, 2002 as compared to the corresponding period of 2001. This decrease is due to the conversion of $1,730,000 (1,730 preferred shares) of the Preferred Stock into our common stock in April 2001 pursuant to a conversion and exchange agreement with Capital Bank. Partially offsetting the decrease was an increase due to the accrual of preferred dividends on the Series B Preferred.

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

At September 30, 2002, the Company had cash of $83,000. This cash total reflects a decrease of $777,000 from December 31, 2001, as a result of net cash provided by operations of $5,297,000 offset by cash used in investing activities of $3,700,000 (principally net purchases of equipment, totaling $3,705,000) and cash used in financing activities of $2,374,000 (principally repayments of long-term debt partially offset by proceeds from the issuance of common stock). The Company is in a net borrowing position and therefore attempts to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. During 2002 the Company implemented a centralized cash management system which included new remittance lock boxes and resulted in accelerated collection activities and reduced cash balances, as idle cash is able to be moved without delay to the revolving credit facility.

Operating Activities
Accounts receivable, net of allowances for doubtful accounts, totaled $21,334,000, an increase of $4,143,000 from the December 31, 2001, balance of $17,191,000. This increase principally reflects the impact of the higher third quarter 2002 revenues within the Nuclear Waste Management Services segment, which resulted in an increase of $6,120,000. Offsetting this was a decrease in the accounts receivable of the Industrial Waste Management Services segment, resulting from increased collection efforts, write-off of certain uncollectible accounts and reduced revenue levels during the third quarter of 2002.

As of September 30, 2002, total consolidated accounts payable was $9,747,000, an increase of $2,580,000 from the December 31, 2001, balance of $7,167,000. This increase in accounts payable reflects the impact of increased revenues and operating activities during the second and third quarters, and the timing of payments, as reflected by the decrease in the revolving credit facility loan balance. As noted above, cash was used to pay down the revolving credit facility and as of the end of the third quarter of 2002 had not yet been utilized to reduce accounts payable. This increase is also reflective of unfinanced capital expenditures during the quarter, additional operating costs associated with the upgraded wastewater treatment systems and the impact of increased insurance premium payments for the 2002 policy year, which was recorded as accounts payable rather than being financed and paid evenly over the full year.

The working capital position at September 30, 2002, was $778,000, as compared to a working capital position of $831,000 at December 31, 2001, which reflects a decrease of $53,000 during the first nine months of 2002. This decrease in the working capital position was primarily due to the increased accounts payable, as discussed above, and the related reduction in the revolving credit facility loan balance at the end of the third quarter, which is a long term liability. The working capital position did however improve by $2,355,000 from the end of the first quarter of 2002 and by $1,246,000 from the end of the second quarter of 2002.

Investing Activities
Our purchases of capital equipment for the nine-month period ended September 30, 2002, totaled approximately $4,349,000, including financed purchases of $644,000. These expenditures were for expansion and improvements to the operations principally within the waste management segments. These capital expenditures were funded by the cash provided by operations and from proceeds from the exercise of Warrants and options. We had initially budgeted capital expenditures of up to approximately $11,000,000 for 2002, which includes completion of certain current projects, as well as other identified capital purchases for the expansion and improvement to the facilities and for certain compliance related enhancements. However, based upon the current status of the planning and evaluation of the proposed projects, we believe that we will be spending only up to approximately $6,000,000 for capital expenditures for 2002. We anticipate funding these capital expenditures by a combination of lease financing, internally generated funds, and/or the proceeds received from the exercise of outstanding options and warrants.

Financing Activities
On December 22, 2000, the Company entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC acting as agent ("Agent") for lenders, and as issuing bank. The Agreement provides for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance of $2,083,000 due on December 22, 2005. Payments commenced on February 1, 2001. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $15,000,000. The Revolving Credit advances are subject to limitations of an amount up to the sum of a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and d) up to 50% of acceptable unbilled amounts aged up to 60 days, less e) reserves Agent reasonably deems proper and necessary. The Revolving Credit advances shall be due and payable in full on December 22, 2005. As of September 30, 2002, our excess availability under our revolving credit facility was $5,612,000 based on our eligible receivables.

Pursuant to the Agreement, the Term Loan bears interest at a floating rate equal to the prime rate plus 1 1/2%, and the Revolving Credit at a floating rate equal to the prime rate plus 1%. The loans are subject to a prepayment fee of 1/2% in the first year, 1% in the second and third years and 3/4% after the third anniversary until termination date.

In December 2000, the Company entered into an interest rate swap agreement related to its Term Loan. This hedge has effectively fixed the interest rate on the notional amount of $3,500,000 of the floating rate $7,000,000 PNC Term Loan. The Company will pay the counterparty interest at a fixed rate equal to the base rate of 6.25%, for a period from December 22, 2000, through December 22, 2005, in exchange for the counterparty paying the Company one month LIBOR rate for the same term (1.82% at September 30, 2002). The value of the interest rate swap at January 1, 2001, was deminimus. At September 30, 2002, the market value of the interest rate swap was in an unfavorable value position of $226,000 and was recorded as a liability. During the nine months ended September 30, 2002, the Company recorded a loss on the interest rate swap of $68,000 which offset against other comprehensive income on the Statement of Stockholders' Equity (see Note 4 to Notes to Consolidated Financial Statements).

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

Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of Perma-Fix of Orlando, Inc. ("PFO"), Perma-Fix of South Georgia, Inc. ("PFSG") and Perma-Fix of Michigan, Inc. ("PFMI"), a portion of the consideration was paid in the form of Promissory Notes, in the aggregate amount of $4,700,000, payable to the former owners of PFO, PFSG and PFMI. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years with the first installment due on July 1, 1999, and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $1,779,000 at September 30, 2002, of which $990,000 is in the current portion. Payments of such Promissory Notes are guaranteed by PFMI under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by PFMI. These Promissory Notes are subject to subordination agreements with the Company's senior and subordinated lenders.

On August 31, 2000, as part of the consideration for the purchase of DSSI, the Company issued to Waste Management Holdings a long term unsecured promissory note (the "Unsecured Promissory Note") in the aggregate principal amount of $3,500,000, bearing interest at a rate of 7% per annum and having a five-year term with interest to be paid annually and principal due in one lump sum at the end of the term of the Unsecured Promissory Note (August 2005).

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

Under the terms of the Purchase Agreement, the Company also issued to AMI and BEC Warrants to purchase up to 1,281,731 shares of the Company's Common Stock ("Warrant Shares") at an initial exercise price of $1.50 per share (the "Warrants"), subject to adjustment under certain conditions, which were valued at $1,622,000 and recorded as a debt discount and are being amortized over the term of the Notes. The warrants, as issued, also contain a cashless exercise provision. The holders of at least 25% of the Warrants or the Warrant Shares may, at any time and from time to time during the term of the Warrants, request on two occasions registration with the Securities and Exchange Commission ("SEC") of the Warrant Shares. In addition, the holders of the Warrants are entitled, subject to certain conditions, to include the Warrant Shares in a registration statement covering other securities which the Company proposes to register. On October 1, 2002, the Company filed an amended S-3 Registration Statement with the SEC covering the Warrants. This Registration Statement has not been declared effective as of the date of this Form 10-Q.

In connection with the sale of the Notes, the Company, AMI, and BEC entered into an Option Agreement, dated July 31, 2001 (the "Option Agreement"). Pursuant to the Option Agreement, the Company granted each Purchaser an irrevocable option requiring the Company to purchase any of the Warrants or the shares of Common Stock issuable under the Warrants (the "Warrant Shares") then held by the Purchaser (the "Put Option"). The Put Option may be exercised at any time commencing July 31, 2004, and ending July 31, 2008. In addition, each Purchaser granted to the Company an irrevocable option to purchase all the Warrants or the Warrant Shares then held by the Purchaser (the "Call Option"). The Call Option may be exercised at any time commencing July 31, 2005, and ending July 31, 2008. The purchase price under the Put Option and the Call Option is based on the quotient obtained by dividing (a) the sum of six times the Company's consolidated EBITDA for the period of the 12 most recent consecutive months minus Net Debt plus the Warrant Proceeds by (b) the Company's Diluted Shares (as the terms EBITDA, Net Debt, Warrant Proceeds, and Diluted Shares are defined in the Option Agreement). Pursuant to the guidance under EITF 00-19 on accounting for and financial presentation of securities that could potentially be settled in a Company's own stock, the put warrants would be classified outside of equity based on the ability of the holder to require cash settlement. Also, EITF Topic D-98 discusses the accounting for a security that will become redeemable at a future determinable date and its redemption is variable. This is the case with the Warrants as the date is fixed, but the put or call price varies. The EITF gives two possible methodologies for valuing the securities. The Company has selected to account for the changes in redemption value immediately as they occur and the Company will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. On September 30, 2002, the Put Option had no value and no liability was recorded.

In conjunction with the Company's acquisition of M&EC, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 dated June 7, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended. Such rate is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On September 30, 2002, the rate was 8%. On September 30, 2002, the outstanding balance was $1,002,000 including accrued interest of approximately $104,000.

M&EC also issued a promissory note for a principal amount of $3.7 million to PDC, dated June 7, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the applicable rate (8% on September 30, 2002) and payable in one lump sum at the end of the loan period. On September 30, 2002, the outstanding balance was $4,052,000 including accrued interest of approximately $438,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

The following table summarizes the Company's contractual obligations at September 30, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods, (in thousands):

		Payments due by period

Contractual Obligations	Total	2002	2003-2005	2006-2007	2008 +

Long-term debt	$ 29,146	$ 794	$ 20,894	$ 6,519	$ 939
Operating leases	6,116	538	4,129	1,415	34

Total contractual obligations	$ 35,262	$ 1,332	$ 25,023	$ 7,934	$ 973

The accrued dividends on the outstanding Series 17 Preferred Stock for the period July 1, 2001, through December 31, 2001, in the amount of approximately $63,000 were paid in March 2002, in the form of 24,217 shares of Common Stock of the Company. The dividends for the period January 1, 2002, through June 30, 2002, total $62,000, which were paid in August 2002, in the form of 22,106 shares of Common Stock. The accrued dividends on our Series 17 Preferred Stock for the period July 1, 2002, through September 30, 2002 total $32,000 and will be paid in January 2003, in the form of Common Stock or if approved by the lender, at the Company's option in the form of cash. Under the Company's loan agreements, the Company is prohibited from paying cash dividends on its outstanding capital stock. The accrued dividends for the Series B Preferred issued by our subsidiary M&EC for the period of June 26, 2002, through September 30, 2002, are approximately $17,000. Series B Preferred dividends are payable at the discretion of the Board out of legally available funds.

In summary, we have continued to take steps to improve our operations and liquidity as discussed above. However, with the acquisition of M&EC in 2001, the completion of M&EC's initial phase of construction and the ramp-up of the mixed waste segment, we incurred and assumed certain debt obligations and long-term liabilities, which had a short-term impact on liquidity. Additionally, reduced revenue levels and start-up of the new wastewater treatment technology within the Industrial Waste Management Services segment contributed toward the negative impact on liquidity. However, as these projects became fully operational and the mixed waste segment continues to expand, our liquidity position demonstrated improvement during the second and third quarters of 2002. If we are unable to continue to improve our operations, to successfully expand our mixed waste activities, and to continue profitability in the foreseeable future, such would have a material adverse effect on our liquidity position.

Known Trends and Uncertainties
Seasonality. Historically the Company has experienced reduced revenues, operating losses or decreased operating profits during the first and fourth quarters of the Company's fiscal years due to a seasonal slowdown in operations from poor weather conditions and overall reduced activities during the holiday season. During the Company's second and third fiscal quarters there has historically been an increase in revenues and operating profits. Management expects this trend to continue in future years as this was evident in the first, second and third quarters of 2002.

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

Significant contracts. The Company's revenues are principally derived from numerous and varied customers. However, Perma-Fix Government Services ("PFGS") manages six contracts with the Defense Reutilization & Marketing Service, a sub-agency of the Department of Defense which accounted for 8.3% of total consolidated revenues during the nine months ended September 30, 2002, and M&EC operates under three broad spectrum contracts ("Oak Ridge contracts") which contributed 14.6% of total consolidated revenues during the nine months ended September 30, 2002. As the newly constructed M&EC facility continues to enhance its processing capabilities and completes certain expansion projects and with the amended pricing structure under the Oak Ridge contr acts, the Company could see higher total revenue under the Oak Ridge contracts. There is no guarantee under the Oak Ridge contracts, as they can be terminated by either party at any time. Termination of these contracts could have a material adverse effect on the Company. The Company is working towards increasing other sources of revenues at M&EC to reduce the risk of reliance on one major source of revenues.

Insurance. The Company maintains insurance coverage similar to, or greater than, the coverage maintained by other companies of the same size and industry, which complies with the requirements under applicable environmental laws. The Company evaluates its insurance policies annually to determine adequacy, cost effectiveness and desired deductible levels. Due to the downturn in the economy and changes within the environmental insurance market, the Company has no guarantee that it will be able to obtain similar insurance in future years, or that the cost of such insurance will not increase materially.

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

We routinely use third party disposal companies, who ultimately destroy or secure landfill residual materials generated at our facilities or at a client's site. Our operations, compared to certain of our competitors, dispose of significantly less hazardous or industrial by-products from our operations due to rendering material nonhazardous, discharging treated wastewaters to publicly-owned treatment works and/or processing wastes into saleable products. In the past, numerous third party disposal sites have improperly managed wastes that subsequently required remedial action; consequently, any party utilizing these sites may be liable for some or all of the remedial costs. Despite our aggressive compliance and auditing procedures for disposal of wastes, we could, in the future, be notified that we are a potential responsible party ("PRP") at a remedial action site, which could have a material adverse effect on the Company.

In addition to budgeted capital expenditures for 2002 at our treatment, storage and disposal ("TSD") facilities, which are necessary to maintain permit compliance, improve operations and expand our business into new markets, as discussed above under"Liquidity and Capital Resources of the Company" of this Management's Discussion and Analysis, we have also budgeted for 2002 an additional $1.2 million in environmental expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at four locations. The four locations where these expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia and PFMI's facility in Detroit, Michigan. We have estimated the expenditures for 2002 to be approximately $287,000 at the EPS site, $300,000 at the PFM location, $108,000 at the PFSG site and $507,000 at the PFMI site, of which $27,000, $46,000, $72,000 and $661,000, respectively, were spent during the first nine months of 2002. Additionally, we increased the reserve for the PFMI site by $170,000 due to increased volumes of waste that exceeded the original remediation estimates. Additional funds will be required for the next two to seven years to properly remediate these sites. We expect to fund these expenses to remediate these four sites from funds generated internally, however, no assurances can be made that we will be able to do so.

At September 30, 2002, the Company had accrued environmental liabilities totaling $2,898,000, which reflects a decrease of $636,000 from the December 31, 2001, balance of $3,534,000. The decrease represents payments and additional expense on remediation projects, as noted above. The September 30, 2002, current and long-term accrued environmental balance is recorded as follows:

	PFD	PFM	PFSG	PFMI	Total

Current accrual	$ 273,000	$ 283,000	$ 108,000	$ 129,000	$ 793,000
Long-term accrual	241,000	644,000	1,220,000	--	2,105,000

Total	$ 514,000	$ 927,000	$ 1,328,000	$ 129,000	$ 2,898,000

Interest Rate Swap
The Company entered into an interest rate swap agreement effective December 22, 2000, to modify the interest characteristics of its outstanding debt from a floating basis to a fixed rate, thus reducing the impact of interest rate changes on future income. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in other assets or liabilities. The value of the interest rate swap at January 1, 2001, was deminimus. At September 30, 2002, the market value of the interest rate swap was in an unfavorable value position of $226,000 and was recorded as a liability. During the nine months ended September 30, 2002, the Company recorded a loss on the interest rate swap of $68,000 which offset other comprehensive income on the Statement of Stockholders' Equity (see Note 4 to Notes to Consolidated Financial Statements).

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company has completed the first step of its evaluation of intangible assets for impairment, and has determined that no impairment existed as of January 1, 2002. The Company has discontinued amortizing its indefinite-life intangible assets (goodwill and permits). Prior to January 1, 2002, goodwill and permits were amortized on a straight-line basis over ten to forty years. Amortization expense for goodwill and permits for the three and nine months ended September 30, 2001, was $451,000 and $1,035,000, respectively.

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

In conjunction with the final purchase price allocation as completed in June 2002, the Company reclassified a portion of the permits recorded upon the acquisition of M&EC on June 25, 2001. Permits were originally recorded at $10,553,000 when the Company recorded the acquisition in June 2001. During June 2002, $9,149,000 was reclassified from permits to goodwill, and additional accrued liabilities were recognized as goodwill in the amount of $63,000.  The amount remaining in permits of $1,403,000 represents the actual costs in obtaining the permits.

The Company is currently in discussions with the Securities and Exchange Commission relating to SFAS 141 and 142. As of the date of this report, we do not know if the Company will be required to make any changes and, if any changes are required, whether they will have a material adverse effect on the Company's financial statements for the nine months ended September 30,2002.

Recent Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 ("FAS 143"), Accounting for Asset Retirement Obligations, effective for the fiscal years beginning after June 15, 2002. This statement provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. FAS 143 also requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. The Company is currently evaluating the impact of the adoption of FAS 143.

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

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONTROLS AND PROCEDURES

PART 1, ITEM 4

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company's management. Based on their most recent evaluation, which was completed within 90 days of the filing of this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART II - Other Information

Item 1.	Legal Proceedings
There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the year ended December 31, 2001, which Item 3 is incorporated herein by reference, except as follows:

During the second quarter of 2002 the Company's subsidiary, PFMI, and other PRPs entered into an agreement in principle to settle the lawsuit filed by the federal government in connection with the Four County Landfill site pending in the United States District Court for the Northern District of Indiana, South Bend Division. PFMI will pay approximately $153,000 of the total settlement of which the total amount was accrued in September 2002. The settlement agreement was finalized in October 2002, and provides that the Company will pay its portion of the settlement over a twelve month period beginning in November 2002.

The son, Patrick Sullivan ("P. Sullivan"), of a member of our Board of Directors, Thomas P. Sullivan ("Mr. Sullivan"), was employed by a subsidiary of the Company, Perma-Fix of Orlando, Inc. ("PFO"), as an executive and/or general manager from the date of the Company's acquisition of PFO in June 1999 to June 2002, when he terminated his employment to go to work for a competitor of PFO in Orlando, Florida. P. Sullivan is subject to an agreement with the Company that provides, in part, that P. Sullivan would not solicit customers, suppliers or employees of the Company or PFO for a period of two years after termination of his employment. The Company has been advised that P. Sullivan violated the agreement and his duties to the Company and PFO prior to and after he terminated his employment with PFO. The Company is currently investigating these claims against P. Sullivan. P. Sullivan reimbursed the Company for certain personal expenses charged to, and paid by, the Company after the Company notified P. Sullivan of the claims. Mr. Sullivan has denied committing any breach of his fiduciary duties to the Company in connection with these alleged actions by his son.

In October 2002, the Company's subsidiary Perma-Fix of Memphis, Inc. ("PFM"), a discontinued operation, entered into a settlement agreement with Mid-South Industrial, Inc. and CNA Insurance Company to settle a lawsuit PFM filed seeking damages resulting from an explosion and fire which occurred in January 1997. Under the settlement agreement PFM received approximately $233,000, in October 2002, which will be recorded as other income in the fourth quarter of 2002.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
	99.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company
	99.2	Certification by Richard T. Kelecy, Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K
Current report on Form 8-K (Item 5-Other Events and Regulation FD Disclosure), was filed by the Company on July 31, 2002, reporting pro forma effects of the adoption of SFAS Nos. 141 and 142.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Date: November 18, 2002	By: /s/ Louis F. Centofanti Dr. Louis F. Centofanti Chairman of the Board Chief Executive Officer

By: /s/ Richard T. Kelecy Richard T. Kelecy Chief Financial Officer

CERTIFICATIONS
I, Dr. Louis F. Centofanti, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Perma-Fix Environmental Services, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 18, 2002
/s/ Louis F. Centofanti
Dr. Louis F. Centofanti Chairman of the Board Chief Executive Officer

CERTIFICATIONS
I, Richard T. Kelecy, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Perma-Fix Environmental Services, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 18, 2002
/s/ Richard T. Kelecy
Richard T. Kelecy Chief Financial Officer