Form 10-K
period 2002-12-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2003-03-28
CIK 891532

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549 Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from _______ to _______

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated file (as defined
in Rule 12b-2 of the Act).  Yes  X   No
                                ---     ---

The aggregate market value of the Registrant's voting and non-voting common equity held by nonaffiliates of the Registrant computed by reference to the closing sale price of such stock as reported by NASDAQ as of the last business day of the most recently completed second fiscal quarter (June 28, 2002), was approximately $86,487,000. For the purposes of this calculation, all officers and directors of the Registrant (as indicated in Item 12) are deemed to be affiliates. Capital Bank Grawe Gruppe AG is not considered an affiliate based on representations made to the Registrant by Capital Bank. Such determination should not be deemed an admission that such directors or officers, are, in fact, affiliates of the Registrant. The Company's Common Stock is listed on the NASDAQ SmallCap Market and the Boston Stock Exchange.

As of March 24, 2003, there were 34,699,254 shares of the registrant's Common Stock, $.001 par value, outstanding, excluding 988,000 shares held as treasury stock.

Documents incorporated by reference: none

================================================================================

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                                     INDEX


                                                                        Page No.
                                                                        --------
PART I

Item 1.  Business .........................................................  1

Item 2.  Properties ....................................................... 12

Item 3.  Legal Proceedings ................................................ 12

Item 4.  Submission of Matters to a Vote of Security Holders .............. 14

Item 4A. Executive Officers of the Company ................................ 14


PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters .............................................. 16

Item 6.  Selected Financial Data .......................................... 17

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................ 18

Item 7A. Quantitative and Qualitative Disclosures About Market Risk ....... 33

         Special Note Regarding Forward-Looking Statements ................ 33

Item 8.  Financial Statements and Supplementary Data ...................... 34

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure .............................. 70

PART III

Item 10. Directors and Executive Officers of the Registrant ............... 71

Item 11. Executive Compensation ........................................... 73

Item 12. Security Ownership of Certain Beneficial Owners and Management ... 76

Item 13. Certain Relationships and Related Transactions ................... 80

Item 14. Controls and Procedures .......................................... 82

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K .. 83

                                     PART I

ITEM 1. BUSINESS

Company Overview and Principal Products and Services

Perma-Fix Environmental Services, Inc. (the Company, which may be referred to as we, us, or our), an environmental technology and knowhow company, is a Delaware corporation, engaged through its subsidiaries, in:

      o     Industrial Waste Management Services, which includes:

            o treatment, storage, processing, and disposal of hazardous and nonhazardous waste; and

            o wastewater management services, including the collection, treatment, processing and disposal of hazardous and non-hazardous wastewater.

      o     Nuclear Waste Management Services, which includes:

            o treatment, storage, processing and disposal of mixed waste (which is both low-level radioactive and hazardous waste) which includes on and off-site waste remediation and processing;

            o nuclear and low-level radioactive waste treatment, processing and disposal; and

            o research and development of innovative ways to process low-level radioactive and mixed waste.

      o     Consulting Engineering Services, which includes:

            o consulting services regarding broad-scope environmental issues, including environmental management programs, regulatory permitting, compliance and auditing, landfill design, field testing and characterization.

We have grown through both acquisitions and internal development. Our present objective is to focus on the operations, evaluate strategic acquisitions within both the nuclear and industrial segments, and to continue the research and development of innovative technologies for the treatment of nuclear, mixed waste and industrial waste.

We service research institutions, commercial companies, public utilities and governmental agencies nationwide. The distribution channels for our services are through direct sales to customers or via intermediaries.

We were incorporated in December of 1990. Our executive offices are located at 1940 N.W. 67th Place, Gainesville, Florida 32653.

Website access to Company's reports

Our internet website address is www.perma-fix.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

Segment Information and Foreign and Domestic Operations and Export Sales During 2002, we were engaged in eleven operating segments. Pursuant to FAS 131, we define an operating segment as:

      o a business activity from which we may earn revenue and incur expenses;

      o whose operating results are regularly reviewed by the president of the segment to make decisions about resources to be allocated within the segment and assess its performance; and

      o     for which discrete financial information is available.

We therefore define our operating segments as each separate facility or location that we operate. These segments, however, exclude the Corporate headquarters which does not generate revenue and Perma-Fix of Memphis, Inc. ("PFM") a discontinued operation which is reported with Corporate headquarters.

Pursuant to FAS 131 we have aggregated our operating segments into three reportable segments for ease in the presentation and understanding of our business. Each reportable segment has a president who manages and makes decisions for the reportable segment as a whole. The results of the reportable segments are then reviewed by the Company's chief operating decision maker. We used the following criteria to aggregate our segments:

      o     The nature of our products and services;

      o     The nature of the production processes;

      o     The type or class of customer for our products and services;

      o     The methods used to distribute our products or provide our services;
            and

      o     The nature of the regulatory environment.

Most of our activities are conducted nationwide, however, our Industrial Waste Management Services segment maintains a significant role in the Southeast and Midwest portions of the United States. We had no foreign operations or export sales during 2002.

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

Perma-Fix of Dayton, Inc. ("PFD") is a RCRA permitted TSD facility located in Dayton, Ohio. PFD has four main processing areas. The four production areas are a RCRA permitted TSD, a centralized wastewater treatment area, a used oil recycling area, and a non-hazardous solids solidification area. Hazardous waste accepted under the RCRA permit is typically drum waste for fuel bulking, incineration or stabilization. Wastewaters accepted at the facility include hazardous and non-hazardous wastewaters, which are treated by ultra filtration, metals precipitation and bio-degradation, including the new Bio-Fix process, to meet the requirements of PFD's Clean Water Act pretreatment permit. Waste industrial oils and used motor oils are processed through high-speed centrifuges to produce a high quality fuel that is burned by industrial burners. Perma-Fix of Ft. Lauderdale, Inc. ("PFFL") is a permitted facility located in Ft. Lauderdale, Florida. PFFL collects and treats wastewaters, oily wastewaters, used oil and other off-specification petroleum-based products, some of which may potentially be recycled into usable products. Key activities at PFFL include process cleaning and material recovery, production and sales of on-specification fuel oil, custom tailored waste management programs and hazardous material disposal and recycling materials from generators such as the cruise line and marine industries.

Perma-Fix of Orlando, Inc. ("PFO"), is a RCRA permitted TSD facility located in Orlando, Florida. PFO collects, stores and treats hazardous and non-hazardous wastes out of two processing buildings, under one of our most inclusive permits. PFO is also a transporter of hazardous waste and operates a transfer facility at the site.

Perma-Fix of South Georgia, Inc. ("PFSG"), is a RCRA permitted TSD facility located in Valdosta, Georgia. PFSG provides storage, treatment and disposal services to hazardous and non-hazardous waste generators throughout the United States, in conjunction with the utilization of the PFO facility and transportation services. PFSG operates a hazardous waste storage facility that primarily blends and processes hazardous and non-hazardous waste liquids, solids and sludges into substitute fuel or as a raw material substitute in cement kilns that have been specially permitted for the processing of hazardous and non-hazardous waste.

Perma-Fix of Michigan, Inc. ("PFMI"), is a permitted TSD facility located in Detroit, Michigan. PFMI is a waste treatment and storage facility, situated on 60 acres, that treats hazardous, non-hazardous and inorganic wastes with solidification/chemical fixation and bulks, repackages and remanifests wastes that are determined to be unsuitable for treatment. This large bulk processing facility utilizes a chemical fixation and stabilization process to produce a solid non-hazardous matrix that can safely be disposed of in a solid waste landfill.

Perma-Fix Government Services ("PFGS") specializes in the on-site (at the government's site) environmental and hazardous waste management, with emphasis on the management of large long-term federal and industrial on-site field service contracts. PFGS operates out of four field service offices, located throughout the United States. PFGS currently manages five hazardous waste management service contracts with the Defense Reutilization & Marketing Service ("DRMS"), working closely with the above noted permitted facilities for certain transportation and waste management services.

For 2002, the Company's Industrial Waste Management Services segment accounted for approximately $37,641,000 (or 45.1%) of the Company's total revenue, as compared to approximately $42,355,000 (or 56.9%) for 2001. See "Financial Statements and Supplementary Data" for further details.

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

Perma-Fix of Florida, Inc. ("PFF"), located in Gainesville, Florida, is a uniquely permitted and licensed TSD. PFF specializes in the processing and treatment of certain types of wastes containing both low-level radioactive and hazardous wastes, which are known in the industry as mixed waste. PFF is one of only a few facilities nationally to operate under both a hazardous waste permit and a radioactive materials license, from which it has built its reputation based on its ability to treat difficult waste streams using its unique processing technologies and its ability to provide related research and development services. With the amended permits and licenses received during 2000 and the expansion of its mixed waste processing equipment and capabilities, PFF has substantially increased the amount and type of mixed waste and low level radioactive waste that it can store and treat. Its mixed waste services have included the treatment and processing of waste Liquid Scintillation Vials (LSVs) since the mid 1980's. The LSVs are generated primarily by institutional research agencies and biotechnical companies. The business has expanded into receiving and handling other types of mixed waste, primarily from the nuclear utilities, commercial generators, prominent pharmaceutical companies, the Department of Energy ("DOE") and other government facilities as well as select mixed waste field remediation projects.

Diversified Scientific Services, Inc. ("DSSI"), located in Kingston, Tennessee, is also a uniquely permitted and licensed TSD, which was acquired effective August 31, 2000. DSSI specializes in the processing and destruction of certain types of wastes containing both low-level radioactive and hazardous waste (mixed waste). DSSI, like PFF, is one of only a few facilities nationally to operate under both a hazardous waste permit and a radioactive materials license. Additionally, DSSI is the only commercial facility of its kind in the U.S. that is currently operating and licensed to destroy liquid organic mixed waste, through such a treatment unit. DSSI provides mixed waste disposal services for nuclear utilities, commercial generators, prominent pharmaceutical companies, and agencies and contractors of the U.S. government, including the DOE and the Department of Defense ("DOD").

East Tennessee Materials & Energy Corporation ("M&EC"), located in Oak Ridge, Tennessee, is the Company's third mixed waste facility, which was acquired effective June 25, 2001. As with PFF and DSSI, M&EC also operates under both a hazardous waste permit and radioactive materials license. M&EC represents the largest of the Company's three mixed waste facilities, covering 150,000 sq.ft., and is located within the DOE K-25 complex. M&EC operates in a newly constructed facility, whose initial construction phase was completed during the third quarter of 2001 and became operational in September 2001. In addition to providing mixed waste treatment services to commercial generators, nuclear utilities and various agencies and contractors of the U.S. Government, including the DOD, M&EC was awarded three contracts to treat DOE mixed waste by Bechtel-Jacobs Company, LLC, DOE's Environmental Program Manager, which covers the treatment of mixed waste throughout all DOE facilities.

The Company is currently negotiating for the acquisition of another mixed waste treatment and storage facility that operates under both a hazardous waste permit and a nuclear materials license. As of the date of this report, it is unknown as to whether the Company will be successful in acquiring this facility and no agreements have been executed relating to this proposed acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Potential Acquisition."

For 2002, the Company's nuclear waste management services business accounted for $42,260,000 (or 50.7%) of total revenue for 2002, as compared to $28,932,000 (or
38.8%) of total revenue for 2001. See "Financial Statements and Supplementary Data" for further details.

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

During 2002, environmental engineering and regulatory compliance consulting services accounted for approximately $3,503,000 (or 4.2%) of our total revenue, as compared to approximately $3,205,000 (or 4.3%) in 2001. See "Financial Statements and Supplementary Data" for further details.

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

In September 2002, we completed the construction of our new Bio-Fix process at PFD. The facility has begun accepting commercial wastewater for treatment through this process. The Bio-Fix process is a new technology which we developed utilizing our variable depth biological treatment process and several proprietary water treatment processes. The Bio-Fix process is designed to remove certain organic constituents from highly organic, contaminated wastewaters. The Bio-Fix process enables us to treat heavily contaminated wastewater streams, such as waste oils, phenols, and "lean" waters, at more competitive prices than traditional methods. The Bio-Fix process meets the EPA's new centralized treatment standards that become effective in December of 2003, potentially giving us an advantage over competing treatment facilities.

Permits and Licenses

Waste management companies are subject to extensive, evolving and increasingly stringent federal, state and local environmental laws and regulations. Such federal, state and local environmental laws and regulations govern our activities regarding the treatment, storage, processing, disposal and transportation of hazardous, non-hazardous and radioactive wastes, and require us to obtain and maintain permits, licenses and/or approvals in order to conduct certain of our waste activities. Failure to obtain and maintain our permits or approvals would have a material adverse effect on us, our operations and financial condition. The permits and licenses have a term ranging from five to ten years and, provided that the Company maintains a reasonable level of compliance, renew with minimal effort and cost. Historically, there have been no compelling challenges to the permit and license renewals. Such permits and licenses, however, represent a potential barrier to entry for possible competitors.

PFTS is a permitted solid and hazardous waste treatment, storage, and disposal facility. The RCRA Part B permit to treat and store certain types of hazardous waste was issued by the Waste Management Section of the Oklahoma Department of Environmental Quality ("ODEQ"). Additionally PFTS maintains an Injection Facility Operations Permit issued by the ODEQ Underground Injection Control Section for our waste disposal injection well, and a pre-treatment permit in order to discharge industrial wastewaters to the local Publicly Owned Treatment Works ("POTW"). PFTS is also registered with the ODEQ and the Department of Transportation as a hazardous waste transporter.

PFFL operates under a general permit and used oil processors license issued by the Florida Department of Environmental Protection ("FDEP"), a transporter license issued by the FDEP and a transfer facility license issued by Broward County, Florida. Broward County also issued PFFL a discharge Pre-Treatment permit that allows discharge of treated water to the Broward County POTW.

PFD operates a hazardous and non-hazardous waste treatment and storage facility under various permits, including a RCRA Part B permit. PFD provides wastewater pretreatment under a discharge permit with the local POTW and is a specification and off-specification used oil processor under the guidelines of the Ohio EPA.

PFMI operates under an operating license issued in 1982 as an existing facility for the treatment and storage of certain hazardous wastes. The operating license continues in effect in conjunction with the terms of a consent judgement as agreed to in 1991.

PFO operates a hazardous and non-hazardous waste treatment and storage facility under various permits, including a RCRA Part B permit, issued by the State of Florida.

PFSG operates a hazardous waste treatment and storage facility under a RCRA Part B permit, issued by the State of Georgia.

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

The combination of a RCRA Part B hazardous waste permit and a radioactive materials license, as held by PFF, DSSI and M&EC, are very difficult to obtain for a single facility and make these facilities very unique. We believe that our facilities presently have obtained all approvals, licenses and permits necessary to enable them to conduct their business as they are presently conducted. The failure of our facilities to renew any of their present approvals, licenses and permits, or the termination of any such approvals, licenses or permits, could have a material adverse effect on us, our operations and financial condition.

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

Dependence Upon a Single or Few Customers

The majority of our revenues for fiscal 2002 have been derived from hazardous, non-hazardous and mixed waste management services provided to a variety of industrial, commercial customers, and government agencies and contractors. Our customers are principally engaged in research, biotechnical development, transportation, chemicals, metal processing, electronic, automotive, petrochemical, refining and other similar industries, in addition to government agencies that include the DOE, DOD, and other federal, state and local agencies. We are not dependent upon a single customer, or a few customers. However, we have and continue to enter into contracts with (directly or indirectly as a subcontractor) the federal government. The contracts that we are a party to with the federal government or with others as a subcontractor to the federal government, generally provide that the government may terminate on 30 days notice or renegotiate the contracts, at the government's election. Our inability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor) could have a material adverse effect on our operations and financial condition. PFGS currently manages five hazardous waste management service contracts with the DRMS. The DRMS is a subagency of the Defense Logistics Agency and the DOD, which is considered to be a single customer. The consolidated revenues for the DRMS contracts for 2002 total $6,642,000 (or 8.0%) of total revenue, as compared to $5,996,000 (or 8.0%) for the year ended December 31, 2001, which resulted in an increase of $646,000 for 2002.

M&EC was awarded three subcontracts ("Oak Ridge Contracts") by Bechtel Jacobs Company, LLC, the government-appointed manager of the environmental program for Oak Ridge, to perform certain treatment and disposal services relating to Oak Ridge. The Oak Ridge Contracts were issued by Bechtel Jacobs Company, as a contractor to the DOE, based on proposals by M&EC and the Company. The Oak Ridge Contracts are similar in nature to a blanket purchase order whereby the DOE specifies the approved waste treatment process and team to be used for certain disposal, but the DOE does not specify a schedule as to dates for disposal or quantities of disposal material to be processed. The initial term of the contract represented a demonstration period for the team's successful treatment of the waste and the resulting ability of such processed waste to meet acceptance criteria for its ultimate disposal location. All three of the Company's mixed waste facilities (PFF, DSSI and M&EC) have successfully performed under the demonstration period and are currently receiving and processing waste under the Oak Ridge Contracts.

As with most such blanket processing agreements, the Oak Ridge Contracts contain no minimum or maximum processing guarantees, and may be terminated at any time pursuant to federal contracting terms and conditions. Each specific waste stream processed under the Oak Ridge Contracts will require a separate work order from DOE and will be priced separately with an intent of recognizing an acceptable profit margin.

Effective June 25, 2001, the Company acquired M&EC and the facility became operational in the third quarter of 2001. Consolidated revenues under the Oak Ridge Contracts for 2002 total $9,664,000 or 11.6% of total revenues, as compared to $6,300,000 or 8.5% for the year ended December 31, 2001. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources of the Company," and "Note 4 to Notes to Consolidated Financial Statements."

During the first quarter of 2003, M&EC filed a lawsuit against Bechtel Jacobs seeking approximately $4.3 million in surcharges under the Oak Ridge Contracts. Since the filing of the lawsuit, Bechtel Jacobs has continued to deliver waste to M&EC under the Oak Ridge Contracts. There are no assurances that this filing of the lawsuit will not result in Bechtel Jacobs canceling the Oak Ridge Contracts, which contracts are cancelable at any time by either party.

Newport Contract Award

The Company's subsidiary, PFD was awarded a subcontract and limited notice to proceed with the posttreatment of the neutralized VX byproduct called hydrolysate by Parsons. Parsons is currently contracted by the Army to destroy the nerve agent VX stockpile at Newport Chemical Depot, Newport, Indiana. Finalization of this subcontract is subject to Perma-Fix and Parsons entering into a definitive agreement.

Perma-Fix will be responsible for transporting the hydrolysate material from Newport Chemical Depot to its facility for disposal. In addition, Perma-Fix will perform initial demonstration studies and conduct associated public outreach activities in their community.

Parsons will neutralize the stockpile in the Newport Chemical Agent Disposal Facility now under construction at the depot. The neutralization process, which irreversibly destroys the chemical agent, will create a byproduct with characteristics similar to household liquid drain cleaner. Prior to off-site shipment, the hydrolysate will be analyzed to ensure that all of the agent has been destroyed. The neutralization process is expected to create approximately 900,000 gallons of hydrolysate that will be biologically treated, utilizing the Company's Bio-Fix process, at an approximate value of $9.0 million. Destruction of the Newport chemical agent stockpile is expected to begin in the fall of 2003 and will take approximately nine months to complete.

Competitive Conditions

Competition is intense within certain product lines within the Industrial Waste Management Services segment of our business. We compete with numerous companies both large and small, that are able to provide one or more of the environmental services offered by us, certain of which may have greater financial, human and other resources than we have. However, we believe that the range of waste management and environmental consulting, treatment, processing and remediation services we provide affords us a competitive advantage with respect to certain of our more specialized competitors. We believe that the treatment processes we utilize offer a cost savings alternative to more traditional remediation and disposal methods offered by our competitors. The intense competition for performing the services provided by us within the Industrial Waste Management Services segment, in conjunction with the current economic downturn, has resulted in reduced gross margin levels for certain of those services.

The Nuclear Waste Management Services segment, however has only a few competitors and does not currently experience such competitive pressures. In addition, at present we believe there are only two other facilities in the United States that provide mixed waste processing which requires both a radioactive materials license and a hazardous waste permit.

Competition in the waste management industry is likely to increase as the industry continues to mature, and as consolidations continue to occur. The permitting and licensing requirements, and the cost to obtain such permits, are barriers to the entry of hazardous waste TSD facilities and radioactive and mixed waste activities as presently operated by our subsidiaries. We believe that there are no formidable barriers to entry into certain of the on-site treatment businesses, and certain of the non-hazardous waste operations which do not require such permits. If the permit requirements for both hazardous waste storage, treatment and disposal activities and/or the licensing requirements for the handling of low level radioactive matters are eliminated or if such licenses or permits were made easier to obtain, such would allow more companies to enter into these markets and provide greater competition. However, management believes that environmental laws will tighten, creating even stronger barriers to obtaining a permit and entry into the market.

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

Capital Spending, Certain Environmental Expenditures and Potential Environmental Liabilities

During 2002, we spent approximately $5,822,000 in capital expenditures, which was principally for the expansion and improvements to our operating facilities. This 2002 capital spending total includes $1,061,000 which was financed. We have budgeted approximately $6,500,000 for 2003 capital expenditures, to improve and expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing and to maintain permit compliance requirements. We have also budgeted approximately $982,000 to comply with federal, state and local regulations in connection with remediation activities at four locations. See Note 9 to Notes to Consolidated Financial Statements. However, there is no assurance that we will have the funds available for such budgeted expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources of the Company."

In June 1994, we acquired from Quadrex Corporation and/or a subsidiary of Quadrex Corporation (collectively, "Quadrex") three TSD companies, including PFD. The former owners of PFD had merged Environmental Processing Services, Inc. ("EPS") with PFD, which was subsequently sold to Quadrex. Through our acquisition of PFD in 1994 from Quadrex, we were indemnified by Quadrex for costs associated with remediating certain property leased by EPS from an affiliate of EPS on which EPS operated a RCRA storage and processing facility ("Leased Property"). Such remediation involves soil and/or groundwater restoration. The Leased Property used by EPS to operate its facility is separate and apart from the property on which PFD's facility is located. The contamination of the leased property occurred prior to PFD being acquired by us or Quadrex. During 1995, in conjunction with the bankruptcy filing by Quadrex, we recognized an environmental liability of approximately $1,200,000 for remedial activities at the Leased Property. We have accrued approximately $211,000 for the estimated, remaining costs of remediating the Leased Property used by EPS, which will extend over the next year.

PFD has filed a lawsuit for contribution in connection with the remediation of the EPS site against the owners of the Leased Property and the parties that owned EPS prior to its acquisition by Quadrex. Recently, PFD and the defendants entered into an agreement in principal to settle this lawsuit, and under the terms of this settlement the defendants would pay PFD $400,000. This settlement is subject to the parties entering into definitive settlement documents.

In conjunction with the acquisition of PFM, we assumed and recorded certain liabilities to remediate gasoline contaminated groundwater and investigate, under the hazardous and solid waste amendments, potential areas of soil contamination on PFM's property. Prior to our ownership of PFM, the owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities. We have accrued approximately $918,000 for the estimated, remaining cost of remediating the groundwater contamination.

The PFM facility is situated in the vicinity of the Memphis Military Defense Depot (the "Defense Facility"), which Defense Facility is listed as a Superfund Site. The Defense Facility is located in the general up gradient direction of ground water flow of the Allen Well Field utilized by Memphis Light, Gas & Water, a public water supply utilized in Memphis, Tennessee. Chlorinated compounds have previously been detected in the groundwater beneath the Defense Facility, as well as in very limited amounts in certain production wells in the adjacent Allen Well Field. The PFM facility is located in the down gradient direction of ground water flow from the Allen Well Field. Based upon a study performed by our environmental engineering group, we do not believe the PFM facility is the source of the chlorinated compounds in the noted production wells in the Allen Well Field.

In conjunction with the acquisition of PFSG during 1999, we recognized an environmental accrual of $2,199,000 for estimated long-term costs to remove contaminated soil and to undergo ground water remediation activities at the acquired facility in Valdosta, Georgia. Initial valuation has recently been completed, and the remedial process selected. The planning and approval process continued throughout 2002, with remedial activities beginning in 2003. For the year ended December 31, 2002, we have a remaining accrual of $1,260,000, of which we anticipate spending $126,000 during 2003, with the remaining $1,134,000 to be spent over the next five to seven years.

In conjunction with the acquisition of PFMI during 1999, we recognized a long-term environmental accrual of $2,120,000. This amount represented the Company's estimate of the long-term costs to remove contaminated soil at the PFMI acquired facility in Detroit, Michigan. The facility has pursued remedial activities over the past three years, and anticipates completion of such activities during 2003. The accrued balance at December 31, 2002, for the PFMI remediation is $307,000.

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

Research and Development

Innovation and technical knowhow by our operations is very important to the success of our business. Our goal is to discover, develop and bring to market innovative ways to process waste that address unmet environmental needs. We are planning for future growth of our research operations. We conduct research internally, and also through collaborations with universities. We feel that our investments in research have been rewarded by the discovery of the Perma-Fix Process and the New Process. Our competitors also devote resources to research and development and many such competitors have greater resources at their disposal than we do. We have estimated that during 2000, 2001 and 2002, we spent approximately $359,000, $428,000, and $388,000, respectively in Company-sponsored research and development activities.

Number of Employees

In our service-driven business, our employees are vital to our success. We believe we have good relationships with our employees. As of December 31, 2002, we employed approximately 490 full time persons, of which approximately 12 were assigned to our corporate office, approximately 23 were assigned to our Consulting Engineering Services segment, approximately 276 to the Industrial Waste Management Services segment of which 18 employees at one facility are represented by a collective bargaining unit, under a contract expiring on March 31,2006, and approximately 179 to the Nuclear Waste Management Services segment.

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

We own nine facilities, all of which are in the United States. Five of our facilities are subject to mortgages as placed by the Company's senior lender. In addition, we lease nine properties for office space, all of which are located in the United States as described above. Included in our leased properties is M&EC's 150,000 square-foot facility, located on the grounds of the Oak Ridge K-25 weapons facility of the DOE. We believe that the above facilities currently provide adequate capacity for our operations and that additional facilities are readily available in the regions in which we operate.

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

PFD is required to remediate a parcel of leased property ("Leased Property"), which was formerly used as a Resource Conservation and Recovery Act of 1976 storage facility that was operated as a storage and solvent recycling facility by a company that was merged with PFD prior to the Company's acquisition of PFD. The Leased Property contains certain contaminated waste in the soils and groundwater. The Company was indemnified by Quadrex, the entity that sold PFD to the Company, for costs associated with remediating the Leased Property, which entails remediation of soil and/or groundwater restoration. However, during 1995, Quadrex filed for bankruptcy. Prior to the acquisition of PFD by the Company, Quadrex had established a trust fund ("Remediation Trust Fund"), which it funded with Quadrex's stock to support the remedial activity on the Leased Property pursuant to the agreement with the Ohio Environmental Protection Agency ("Ohio EPA"). After the Company purchased PFD, it was required to advance $250,000 into the Remediation Trust Fund due to the reduction in the value of Quadrex's stock that comprised the Remediation Trust Fund, which stock had been sold by the trustee prior to Quadrex's filing bankruptcy. The Company has subsequently put an additional $197,000 into the Remediation Trust Fund. PFD has filed a lawsuit against the owners and former operators of the Leased Property to remediate the Leased Property and/or to recover any cost incurred by PFD in connection therewith. The lawsuit was filed in the United States District Court, for the Southern

District of Ohio, styled Perma-Fix of Dayton, Inc. v. R.D. Baker Enterprises, Inc., case no. C-3-99-469. PFD and the defendants have agreed in principal to settle the lawsuit, subject to finalization and execution of definitive settlement agreements. Under the proposed settlement, the defendants would pay PFD $400,000 towards remediation of the Leased Property.

PFMI was previously named as a PRP under the Indiana state equivalent to the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 at the Four County Landfill site near DeLong, Indiana. In March 1999 PFMI, the Indiana Department of Environmental Management ("IDEM"), and the members of the Four County Landfill Group and the Four County Landfill Operable Unit One RD/RA Group (collectively the "Groups") entered into an Agreed Order (the "Agreed Order") in an administrative proceeding before IDEM pursuant to which PFMI received a full and complete release from the Groups, a covenant from IDEM not to sue or take any administrative action against PFMI with respect to present or future liability relating to the site (with the exception of liability, if any, associated with loss of natural resources), and protection from contribution actions of third parties relating to the site. On July 13, 2001, the United States of America (the "Government") filed an action against PFMI and others, including members of the Groups, seeking to recover response costs allegedly incurred by the United States Environmental Protection Agency ("EPA") in connection with the Four County Landfill site. During the second quarter of 2002 PFMI, and other PRPs entered into an agreement to settle the suit. PFMI will pay approximately $153,000 of the total settlement of which the total amount was accrued in September 2002. The settlement agreement was finalized in October 2002, and provides that the Company will pay its portion of the settlement over a twelve month period beginning in March 2003.

Patrick Sullivan ("P. Sullivan"), the son of a former member of our Board of Directors, Thomas P. Sullivan ("Mr. Sullivan"), was employed by a subsidiary of the Company, Perma-Fix of Orlando, Inc. ("PFO"), as an executive and/or general manager from the date of the Company's acquisition of PFO in June 1999 to June 2002, when he terminated his employment to go to work for a competitor of PFO in Orlando, Florida. P. Sullivan is subject to an agreement with the Company that provides, in part, that P. Sullivan would not solicit customers, suppliers or employees of the Company or PFO for a period of two years after termination of his employment. The Company has been advised that P. Sullivan violated the agreement and his duties to the Company and PFO prior to and after he terminated his employment with PFO. P. Sullivan reimbursed the Company for certain personal expenses charged to, and paid by, the Company after the Company notified P. Sullivan of the claims. In December 2002, the Company filed a lawsuit against P. Sullivan in the circuit court of the Ninth Judicial Circuit in Orange County, Florida, for injunction relief and damages related to the above. P. Sullivan has denied the allegations. Mr. Sullivan has denied committing any breach of his fiduciary duties to the Company in connection with these alleged actions by his son.

In October 2002, the Company's subsidiary Perma-Fix of Memphis, Inc. ("PFM"), a discontinued operation, entered into a settlement agreement with Mid-South Industrial, Inc. and CNA Insurance Company to settle a lawsuit PFM filed seeking damages resulting from an explosion and fire which occurred in January 1997. Under the settlement agreement PFM received approximately $233,000 in October 2002, which was recorded as other income in the fourth quarter of 2002.

On February 24, 2003, East Tennessee Materials and Energy Corporation ("M&EC"), commenced legal proceedings against Bechtel Jacobs Company, LLC, in the chancery court for Knox County, Tennessee, seeking payment from Bechtel Jacobs of approximately $4.3 million in surcharges relating to certain wastes that were treated by M&EC during 2001 and 2002. M&EC is operating primarily under three subcontracts with Bechtel Jacobs, which were awarded under contracts between Bechtel Jacobs and the U.S. Department of Energy. M&EC and Bechtel Jacobs have been discussing these surcharges under the subcontracts for many months. In 2002, the revenues generated by M&EC under the subcontracts with Bechtel Jacobs represented approximately 11.6% of Perma-Fix's 2002 total revenues. Bechtel Jacobs continues to deliver waste to M&EC for treatment and disposal, and M&EC continues to accept such waste. Although Perma-Fix does not believe that this lawsuit will have a material adverse effect on its operations, Bechtel Jacobs could terminate the subcontracts with M&EC, as the subcontracts may be terminated at any time by either party.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders ("Annual Meeting") was held on November 6, 2002. At the Annual Meeting, the following matters were voted on and approved by the stockholders:

1. The election of six directors to serve until the next annual meeting of stockholders or until their respective successors are duly elected and qualified.

2. Approval and ratification of the appointment of BDO Seidman, LLP as the independent auditors of the Company for fiscal 2002.

The directors elected at the Annual Meeting and the votes cast for and withhold authority for each director are as follows:

                                                        Withhold
                                           For          Authority
                                        ----------      ---------
Dr. Louis F. Centofanti                 23,661,671      2,094,642
Jon Colin                               25,717,863         38,450
Thomas P. Sullivan(1)                   25,711,680         44,633
Mark A. Zwecker                         25,717,288         39,025
Jack Lahav                              25,715,663         40,650
Alfred C. Warrington, IV                25,720,485         35,828

(1) Effective December 16, 2002, Thomas P. Sullivan resigned from the Board of Directors.

Also, at the Annual Meeting the stockholders approved the appointment of BDO Seidman, LLP as the independent auditors of the Company for fiscal 2002. The votes for, against and abstentions and broker nonvotes are as follows:

                                                                     Abstentions
                                                                      and Broker
                                                  For       Against   Non-Votes
                                               ----------   -------  -----------
Approval and Ratification of the Appointment
of BDO Seidman, LLP as the Independent
Auditors                                       25,723,476    23,203      9,624

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth, as of the date hereof, information concerning the Executive Officers of the Company:

        NAME              AGE  POSITION
        ----              ---  --------
Dr. Louis F. Centofanti   59   Chairman of the Board, President and Chief Executive Officer
Mr. Richard T. Kelecy     47   Chief Financial Officer, Vice President and Secretary
Mr. Roger Randall         59   Vice President - Contract Management
Mr. Larry McNamara        53   President, Nuclear Services
Mr. William Carder        53   Vice President, Sales and Marketing

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

MR. RICHARD T. KELECY

Mr. Kelecy was elected Vice-President and Chief Financial Officer in September 1995. He previously served as Chief Accounting Officer and Treasurer of the Company from July 1994 until beginning his current positions. From 1992 until June 1994, Mr. Kelecy was Corporate Controller and Treasurer for Quadrex Corporation. From 1990 to 1992 Mr. Kelecy was Chief Financial Officer for Superior Rent-a-Car, and from 1983 to 1990 held various positions at Anchor Glass Container Corporation including Assistant Treasurer. Mr. Kelecy holds a B.A. in Accounting and Business Administration from Westminster College.

MR. ROGER RANDALL

Mr. Randall currently serves as Vice President - Contract Management. He previously served as President of the Industrial Waste Management Services Segment from October 2000 to February 2003, as Vice President of Industrial Services from December 1997 to October 2000 and as Vice President/General Manager of PFD since its acquisition by the Company in June 1994. From June 1992 to June 1994, Mr. Randall served as General Manager of PFD under the ownership of Quadrex Corporation. From 1982 to June 1992, Mr. Randall served a variety of management roles at the Dayton facility, ranging from Operations Manager to Chairman of the Board and Chief Executive Officer under the ownership of Clark Processing, Inc. Prior to his involvement with the waste management industry, Mr. Randall spent 17 years in public education serving a variety of administrative roles. He has a B.S. from Wittenberg University and an M.A. from Wright State University.

MR. LARRY MCNAMARA

Mr. McNamara has served as President of the Nuclear Waste Management Services Segment since October 2000. From December 1998 to October 2000, he served as Vice President of the Nuclear Waste Management Services Segment for the Company's nuclear activities. Between 1997 and 1998, he served as Mixed Waste Program Manager for Waste Control Specialists (WCS) developing plans for the WCS mixed waste processing facilities, identifying markets and directing proposal activities. Between 1995 and 1996, Mr. McNamara was the single point of contact for the DOD to all state and federal regulators for issues related to disposal of Low Level Radioactive Waste and served on various National Committees and advisory groups. Mr. McNamara served, from 1992 to 1995, as Chief of the Department of Defense Low Level Radioactive Waste office. Between 1986 and 1992 he served as the Chief of Planning for the Department of Army overseeing project management and program policy for the Army program. Mr. McNamara has a B.S. from the University of Iowa.

MR. WILLIAM CARDER

Mr. Carder joined the Company in January 2003 as Vice President of Sales and Marketing. Previously, Mr. Carder was Regional Manager for COGEMA, Inc. from June 1997 to July of 2002. From February 1992 to April 1997 he served in a number of positions for Scientific Ecology Group, a division of Westinghouse, including Vice President of Government Sales, Vice President of Business Development, and finally Vice President of Sales and Marketing. From 1987 through 1991, Mr. Carder served with Quadrex Corporation as Vice President of Sales and Marketing. Prior to joining Quadrex, he spent fifteen years (1971 to 1987) with the Nuclear Energy Business Operation of General Electric Company as field engineer, project engineer, service supervisor and manager, service sales engineer and manager and finally as the Commercial Program Manager for the northeast region. Mr. Carder has a B.S. in Nuclear Engineering from North Carolina State University.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Our Common Stock, with a par value of $.001 per share, is traded on the NASDAQ SmallCap Market ("NASDAQ") and the Boston Stock Exchange ("BSE") under the symbol "PESI" on both NASDAQ and BSE. Our Common Stock is also traded on the Berlin Stock Exchange under the symbol "PES.BE." The following table sets forth the high and low market trade prices quoted for the Common Stock during the periods shown. The source of such quotations and information is the NASDAQ online trading history reports.

                                        2002                 2001
                                ------------------    ------------------
                                   Low       High        Low       High
                                   ---       ----        ---       ----
Common Stock: 1st Quarter       $ 2.510    $ 3.440    $ 1.250    $ 2.094
              2nd Quarter         2.550      3.500      1.620      2.810
              3rd Quarter         1.920      3.010      2.160      3.650
              4th Quarter         2.090      2.650      2.400      3.890

Such over-the-counter market quotations reflect inter-dealer prices, without retail markups or commissions and may not represent actual transactions.

As of March 18, 2003, there were approximately 319 stockholders of record of our Common Stock, including brokerage firms and/or clearing houses holding shares of our Common Stock for their clientele (with each brokerage house and/or clearing house being considered as one holder). However, the total number of beneficial stockholders as of March 18, 2003, was approximately 3,444.

Since our inception, we have not paid any cash dividends on our Common Stock and have no dividend policy. Our loan agreement prohibits paying any cash dividends on our Common Stock without prior approval.

In addition to the securities sold by us during 2002, as reported in our Forms 10-Q for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002, which were not registered under the Securities Act of 1933, as amended, we sold or issued during 2002 the following securities which were also not registered under the Act:

1. On or about June 3, 2002, pursuant to the terms of a certain Consulting Agreement ("Consulting Agreement") entered into effective as of January 1, 1998, the Company issued 4,397 shares of Common Stock in payment of accrued fees of $9,000 to Alfred C. Warrington IV, an outside, independent consultant to the Company, as consideration for certain consulting services rendered to the Company by Warrington from October 2001 through March 11, 2002. The issuance of Common Stock pursuant to the Consulting Agreement was a private placement under Section 4(2) of the Act. The Consulting Agreement provided that Warrington be paid $1,500 per month of service to the Company, payable, at the option of Warrington (i) all in cash, (ii) sixty-five percent in shares of Common Stock and thirty-five percent in cash, or (iii) all in Common Stock. If Warrington elected to receive part or all of his compensation in Common Stock, such would be valued at seventy-five percent of its "Fair Market Value" (as defined in the Consulting Agreement). Warrington elected to receive all of his accrued compensation from October 2001 through March 11, 2002 in Common Stock. Warrington represented and warranted in the Consulting Agreement, among other things, as follows: (i) the Common Stock is being acquired for Warrington's own account, and not on behalf of any other persons; (ii) Warrington is acquiring the Common Stock to hold for investment, and not with a view to the resale or distribution of all or any part of the Common Stock; (iii) Warrington will not sell or otherwise transfer the Common Stock in the absence of an effective registration statement under the Act, or an opinion of counsel satisfactory to the Company, that the transfer can be made without violating the registration provisions of the Act and the rules and regulations promulgated thereunder; (iv) Warrington is an "accredited investor" as defined in Rule 501 of Regulation D as promulgated under the Act; (v) Warrington has such knowledge, sophistication and experience in financial and business matters that he is capable of evaluating the merits and risks of the acquisition of the Common Stock; (vi) Warrington fully understands the nature, scope and duration of the limitations on transfer of the Common Stock as contained in the Consulting Agreement; and (vii) Warrington understands that a restrictive legend as to transferability will be placed upon the certificates for any of the shares of Common Stock received by Warrington under the Consulting Agreement and that stop transfer instructions will be given to the Company's transfer agent regarding such certificates. Mr. Warrington was subsequently elected as a director of the Company in March 2002 to fill a newly created directorship. Upon his election to the board the Consulting Agreement was terminated.

ITEM 6. SELECTED FINANCIAL DATA

The financial data included in this table has been derived from our audited consolidated financial statements, which have been audited by BDO Seidman, LLP.

Statement of Operations Data:
(Amounts in Thousands, Except
for Share Amounts)

                                                                  December 31,
                                           --------------------------------------------------------
                                             2002        2001(3)    2000(2)     1999(1)      1998
                                           --------    --------    --------    --------    --------
Revenues                                   $ 83,404    $ 74,492    $ 59,139    $ 46,464    $ 30,551
Net income (loss)                             2,202        (602)       (556)      1,570         462
Preferred Stock dividends                      (158)       (145)       (206)       (308)     (1,160)
Gain on Preferred Stock redemption               --          --          --         188          --
Net income (loss) applicable to Common
  Stock                                       2,044        (747)       (762)      1,450        (698)
Basic net income (loss) per common share        .06        (.03)       (.04)        .08        (.06)
Diluted net income (loss) per common
  share                                         .05        (.03)       (.04)        .07        (.06)
Basic number of shares used in computing
  net income (loss) per share                34,217      27,235      21,558      17,488      12,028
Diluted number of shares and potential
  common shares used in computing net
  income (loss) per share                    42,618      27,235      21,558      21,224      12,028


Balance Sheet Data:

                                                    December 31,
                                ----------------------------------------------------
                                  2002       2001      2000         1999      1998
                                --------   -------   --------    --------    -------
Working capital (deficit)       $    731   $   134   $ (3,233)   $ (1,455)   $   292
Total assets                     105,825    99,137     72,771      54,644     28,748
Current and long-term debt        30,515    31,146     25,490      15,306      3,042
Total liabilities                 59,955    56,011     50,751      34,825     12,795
Preferred Stock of subsidiary      1,285     1,285         --          --         --
Stockholders' equity              44,585    41,841     22,020      19,819     15,953

(1) Includes financial data of PFO, PFSG and PFMI as acquired during 1999 and accounted for using the purchase method of accounting from the date of acquisition, June 1, 1999.

(2) Includes financial data of DSSI as acquired during 2000 and accounted for using the purchase method of accounting from the date of acquisition, August 31, 2000.

(3) Includes financial data of M&EC as acquired during 2001 and accounted for using the purchase method of accounting from the date of acquisition, June 25, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained within this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). See "Special Note regarding Forward- Looking Statements" contained in this report.

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

Allowance for Doubtful Accounts. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts which is a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management regularly reviews all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected. This allowance was approximately 0.9%, 0.8% and 0.4% of revenue and approximately 4.2%, 3.9% and 1.5% of accounts receivable for 2002, 2001 and 2000, respectively.

Intangible Assets. Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net assets acquired ("goodwill") and the recognized permit value of the business. The Company continually reevaluates the propriety of the carrying amount of permits and goodwill to determine whether current events and circumstances warrant adjustments to the carrying value. Effective January 1, 2002, the Company adopted SFAS 142. The Company hired an independent appraisal firm to test goodwill and permits, separately, for impairment. The report provided by the appraiser indicated that no impairment existed as of January 1, 2002. Goodwill and permits were again tested as of October 1, 2002, which also indicated no impairment. Effective January 1, 2002, the Company discontinued amortizing indefinite life intangible assets (goodwill and permits) as required by SFAS 142.

Accrued Closure Costs. Accrued closure costs represent a contingent environmental liability to clean up a facility in the event the Company ceases operations in an existing facility. The accrued closure costs are estimates based on guidelines developed by federal and/or state regulatory authorities under RCRA. Such costs are evaluated annually and adjusted for inflationary factors and for approved changes or expansions to the facilities. Increases due to inflationary factors for the years ended December 31, 2002, 2001 and 2000 have been approximately 2.2%, 2.1% and 1.5%, respectively, and based on the historical information, the Company does not expect future inflationary changes to differ materially from the last three years. Increases or decreases in accrued closure costs resulting from changes or expansions at the facilities are determined based on specific RCRA guidelines applied to the requested change. This calculation includes certain estimates, such as disposal pricing, external labor, analytical costs and processing costs, which are based on current market conditions. However, the Company has no intention, at this time, to close any of its facilities.

Accrued Environmental Liabilities. The Company has four remediation projects currently in progress. The current and long-term accrual amounts for the projects are our best estimates based on proposed or approved processes for clean-up. The circumstances that could affect the outcome range from new technologies that are being developed every day to reduce the Company's overall costs, to increased contamination levels that could arise as the Company completes remediation which could increase the Company's costs, neither of which the Company anticipates at this time. In addition, significant changes in regulations could adversely or favorably affect our costs to remediate existing sites or potential future sites, which cannot be reasonably quantified.

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

Below are the results of operations for our years ended December 31, 2002, 2001 and 2000 (amounts in thousands, except for share amounts):

(Consolidated)                          2002          %        2001         %         2000         %
--------------                        --------    -------    --------    -------    --------    -------
Net Revenues                          $ 83,404      100.0    $ 74,492      100.0    $ 59,139      100.0
Cost of goods sold                      59,055       70.8      52,442       70.4      43,349       73.3
                                      --------    -------    --------    -------    --------    -------
  Gross profit                          24,349       29.2      22,050       29.6      15,790       26.7
Selling, general and administrative     17,909       21.5      16,631       22.3      13,977       23.7
Other income (expense):
  Interest income                           16         --          29         --          41         .1
  Interest expense                      (2,903)      (3.5)     (3,038)      (4.1)     (2,132)      (3.6)
  Interest expense-Warrants                 --         --        (234)       (.3)       (344)       (.6)
  Interest expense-financing fees       (1,044)      (1.2)     (2,732)      (3.6)       (181)       (.3)
  Other                                   (307)       (.4)        (46)       (.1)        247         .4
                                      --------    -------    --------    -------    --------    -------
Net income (loss)                        2,202        2.6        (602)       (.8)       (556)      (1.0)
                                      --------    -------    --------    -------    --------    -------
Preferred Stock dividends                 (158)       (.2)       (145)       (.2)       (206)       (.3)
Net income (loss) applicable
  to Common Stock                     $  2,044        2.4    $   (747)      (1.0)   $   (762)      (1.3)
                                      ========    =======    ========    =======    ========    =======
Basic net income (loss) per
  common share                        $   .06                $  (.03)               $  (.04)
                                      ========               ========               ========
Diluted net income (loss) per
  common share                        $   .05                $  (.03)               $  (.04)
                                      ========               ========               ========

Summary - Years Ended December 31, 2002 and 2001

Net Revenue

Consolidated revenues increased $8,912,000 or 12.0% for the year ended December 31, 2002, compared to the year ended December 31, 2001. This increase is principally attributable to an increase in the Nuclear Waste Management Services segment of approximately $13,328,000 resulting from the favorable negotiation of certain contract changes, the completion of a large offsite mixed waste remediation project, and from growth in mixed waste revenues driven by the continued expansion within the new and unique mixed waste market. This increase also reflects the impact of a full year of additional revenues resulting from the acquisition of East Tennessee Materials & Energy Corporation (M&EC), effective June 25, 2001 and changes in pricing under the Oak Ridge Contracts. Consolidated revenues under the Oak Ridge Contracts for 2002 totaled $9,664,000 or 11.6% of total revenues, as compared to $6,300,000 or 8.5% for the year ended December 31, 2001. The backlog of stored waste within the nuclear segment at December 31, 2002, was approximately $9,000,000 compared to $5,873,000 at the end of 2001. The Company recognized during the second quarter of 2002 approximately $2.2 million of revenue for work completed during the first six months of 2002, as a result of the favorable resolution of certain contract changes under the Oak Ridge Contracts. The pricing structure under the Oak Ridge Contracts was amended to allow M&EC to charge additional amounts for certain waste drums received primarily in connection with drum density and chemical content. The amended pricing structure applies to all waste received by M&EC under the Oak Ridge Contracts from January 1, 2002, and on all future waste received under the Oak Ridge Contracts. The Company also attempted to negotiate certain other surcharges under the Oak Ridge Contracts, which negotiations were not successful. See "Known Trends and Uncertainties" in this section for discussion on legal proceedings. Additionally, the Consulting Engineering Services segment experienced an increase of approximately $297,000 which was primarily due to new projects that were awarded by nationally known cement companies. Offsetting these increases was a decrease in the Industrial Waste Management Services segment of approximately $4,713,000 resulting from the downturn in the economy, the expiration of certain government contracts and the effect of the start-up of the new biological wastewater treatment system, which occurred over the first five months of 2002. Partly offsetting this decrease was an increase in revenue over the last six months of 2002 generated from the implementation of the biological wastewater treatment system.

Cost of Goods Sold

Cost of goods sold increased $6,613,000, or 12.6% for the year ended December 31, 2002, compared to the year ended December 31, 2001. This increase in cost of goods sold reflects principally an increase in the Nuclear Waste Management Services segment of approximately $6,654,000 reflecting the increase in waste processing and disposal costs which directly correlates to the increase in revenues for this segment. Additionally, the Nuclear Waste Management Services segment experienced increased costs as it started up new processing lines, developed new processing techniques and added certain fixed costs in conjunction with its build-up. The Consulting Engineering Services segment also experienced an increase of approximately $288,000 primarily due to increased staffing associated with the new projects awarded. Offsetting these increases, was a decrease in the Industrial Waste management Services segment of approximately $329,000 which corresponds to the decrease in revenues for this segment, partially offset by additional operating costs associated with the development and installation of its new biological wastewater treatment technology.

Gross Profit

Gross profit for the year ended December 31, 2002, increased to $24,349,000, which as a percentage of revenue is 29.2%, reflecting a decrease over the 2001 percent of revenue of 29.6%. This decrease in gross percentage principally reflects a decrease in the Industrial Waste Management Services segment from 27.5% in 2001 to 19.2% in 2002. This decrease reflects the impact of the high fixed cost nature of the facilities in conjunction with reduced revenues in this segment, and the additional operating costs associated with the development and installation of the new wastewater treatment technology. Additionally, the Consulting Engineering Services segment experienced a decrease from 37.3% in 2001 to 34.4% in 2002. This decrease reflects the impact of additional staffing associated with the new projects, as noted above. Offsetting these decreases in gross profit percentage, was an increase in the Nuclear Waste Management Services segment from 31.9% in 2001 to 37.6% in 2002. This increase reflects the progress of the newly expanded mixed waste facilities, increased activities under the Oak Ridge Contracts and the impact of the favorable negotiation of certain contract changes related to the Oak Ridge Contracts which were recorded in the second quarter of 2002. Furthermore, the gross profit percentage of 2001 was negatively affected by the low margin subcontract work performed by this segment during the completion of the M&EC facility.

Selling, General and Administrative

Selling, general and administrative expenses increased $1,278,000 or 7.7% for the year ended December 31, 2002, as compared to the corresponding period for 2001. The increase in selling, general and administrative expense is principally due to the acquisition of M&EC, which reflects additional expense of $1,248,000 for this facility, as compared to the year ended December 31, 2001. Additionally, these expenses increased due to the impact of increasing the sales and marketing efforts within the Nuclear Waste Management Services segment in anticipation of the growth in the mixed waste market. This increase also reflects the impact of an increase in bad debt expense due to the need for additional reserve of $514,000 associated with certain contract changes related to the Oak Ridge Contracts. Offsetting these increases, is an amortization expense decrease, across all segments, of approximately $1,573,000 due to the adoption of SFAS 142, which eliminated the amortization expense on indefinite-life intangible assets (see "Recently Adopted Accounting Standards" later in this section). As a percentage of revenue, selling, general and administrative expenses decreased to 21.5% for the year ended December 31, 2002, compared to 22.3% for the same period of 2001.

Interest Expense

Interest expense decreased approximately $135,000 for the year ended December 31, 2002, as compared to the corresponding period of 2001. This decrease is a result of lower interest rates and decreased borrowing levels on our PNC revolving credit and term loan which resulted in a decrease in interest expense of $145,000. Additionally, interest expense decreased by $545,000 due to the elimination of interim financing related to the mixed waste construction activities and a decrease of $85,000 was due to the reduction in debt with other creditors. These decreases were partially offset by an increase in interest expense of $199,000 associated with new debt obligations incurred in conjunction with the acquisition of M&EC and an increase of approximately $441,000 related to the expansion of our mixed waste facilities.

Interest Expense - Warrants

No Warrants were issued during 2002 and therefore no interest expense-Warrants was recorded during the twelve months ended December 31, 2002, as compared to $234,000 for the twelve months ended December 31, 2001. This 2001 expense reflects the Black-Scholes pricing valuation for certain Warrants issued to Capital Bank pursuant to a promissory note ("$3,000,000 Capital Promissory Note") and an unsecured promissory note ("$750,000 Capital Promissory Note"). The notes required that certain Warrants be issued upon the initial execution of the note and at monthly intervals if the debt obligations to Capital Bank had not been repaid in full. During 2001, these debt obligations were repaid in full by a debt to equity exchange agreement and through the payment of principal and interest with the use of Warrant proceeds.

Interest Expense - Financing Fees

Interest expense-financing fees decreased approximately $1,688,000 for the year ended December 31, 2002, as compared to the corresponding period of 2001. This decrease is principally due to a write-off of prepaid financing fees of $1,440,000 during the third quarter of 2001 related to short-term construction financing within the mixed waste segment, which was paid in full in July 2001. Additionally, interest expensefinancing fees decreased by $601,000 due to the elimination of the above discussed short-term construction financing expense as amortized for the period from January through July 2001. Partially offsetting these decreases was an increase principally associated with our Senior Subordinated Notes issued to Associated Mezzanine Investors - PESI, L.P. ("AMI") and Bridge East Capital, L.P. ("BEC") of $340,000 when compared to prior year.

Other Expense

Other expense increased by $261,000 for the year ended December 31, 2002, as compared to the same period of 2001. This increase was primarily due to an increase in miscellaneous state income and franchise taxes recorded during the year and from an additional remediation reserve for the Perma-fix of Michigan, Inc. site, which was recorded in the amount of $228,000. See "Environmental Contingencies" in this section for further discussion on this reserve. This increase was offset by a one-time insurance settlement of $233,000, received in the fourth quarter of 2002, related to the Perma-Fix of Memphis, Inc. facility.

Income Tax

See Note 10 to Notes to Consolidated Financial Statements for a reconciliation between the expected tax benefit and the provision for income taxes as reported. For the years ended December 31, 2002 and 2001, we had no federal income tax expense, due to permanent and temporary book-tax timing differences.

Preferred Stock Dividends

Preferred Stock dividends increased approximately $13,000 for the year ended December 31, 2002, as compared to the year ended December 31, 2001. This increase is due to the accrual for preferred dividends on the Series B Preferred, issued in conjunction with the acquisition of M&EC. Partially offsetting the increase was a decrease due to the conversion of $1,730,000 (1,730 preferred shares) of the Preferred Stock into our Common Stock in April 2001 pursuant to a conversion and exchange agreement with Capital Bank. Summary
- Years Ended December 31, 2001 and 2000

Net Revenues

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

Cost of Goods Sold

Cost of goods sold increased $9,093,000, or 21.0% for the year ended December 31, 2001, compared to the year ended December 31, 2000. This increase in cost of goods sold reflects principally the increased operating, disposal and transportation costs corresponding to the increased revenues from the August 31, 2000, acquisition of DSSI, and the June 25, 2001, acquisition of M&EC. The acquired facilities contributed additional cost of goods sold totaling approximately $4,216,000 and $4,056,000, respectively. Additionally, cost of goods sold increases were experienced in the Nuclear Waste Management Services segment in conjunction with increased revenues from the mixed waste subcontract work performed for M&EC prior to the acquisition and from growth in mixed waste revenues driven by the expansion of the mixed waste facility in North Florida. Combined, these factors increased cost of goods sold by $12,066,000 in the Nuclear Waste Management Services segment. Offsetting these increases, were decreases in cost of goods sold in the Industrial Waste Management Services segment totaling approximately $2,721,000 and in the Consulting Engineering Services segment totaling approximately $252,000. These decreases were in conjunction with the decrease in revenues in these segments mentioned above and cost reduction programs.

Gross Profit

Gross profit for the year ended December 31, 2001, increased to $22,050,000, which as a percentage of revenue is 29.6%, reflecting an increase over the 2000 percent of revenue of 26.7%. This increase in the gross profit percentage principally reflects the impact of increased wastewater activity, including certain new processes, the benefit of cost reduction programs and the impact of targeting higher margin business in the Industrial Waste Management Services segment. Additionally, the Consulting Engineering Services segment showed an increase in gross profit percentage reflecting the benefits from the restructuring and consolidation of our engineering businesses. Offsetting these increases was a decrease in gross profit percentage in the Nuclear Waste Management Services segment associated with the subcontract work performed for M&EC prior to the acquisition at agreed upon reduced margins and the increased start-up costs incurred as this segment ramps up to normal activities.

Selling, General and Administrative

Selling, general and administrative expenses increased $2,654,000 or 19.0% for the year ended December 31, 2001, as compared to the corresponding period for 2000. The increase in selling, general and administrative expense is principally due to the acquisition of DSSI, which reflects additional expense of $768,000 for this facility, as compared to the year ended December 31, 2000. Additionally, selling, general and administrative expense increased due to the impact of the acquisition of M&EC, effective June 25, 2001, which resulted in additional expense of $1,232,000 and the remaining increase of $654,000 is associated with additional sales and marketing efforts as we continue to refocus the business segments into new environmental markets, such as nuclear and mixed waste. However, as a percentage of revenue, selling, general and administrative expenses decreased to 22.3% for the year ended December 31, 2001, compared to 23.7% for the same period of 2000.

Interest Expense

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

Interest Expense - Warrants

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

Interest Expense Financing Fees

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

Income Tax

See Note 10 to Notes to Consolidated Financial Statements for a reconciliation between the expected tax benefit and the provision for income taxes as reported. For the years ended December 31, 2001 and 2000, we had no federal income tax expense.

Preferred Stock Dividends

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

At December 31, 2002, we had cash of $212,000. This cash total reflects a decrease of $648,000 from December 31, 2001, as a result of net cash provided by operations of $5,613,000 offset by cash used in investing activities of $4,757,000 (principally purchases of equipment, net totaling $4,761,000) and cash used in financing activities of $1,504,000 (consisting of proceeds from issuance of stock of $512,000, offset by net debt repayments of $2,016,000). The Company is in a net borrowing position and therefore attempts to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. During 2002 the Company implemented a centralized cash management system which included new remittance lock boxes and resulted in accelerated collection activities and reduced cash balances, as idle cash is able to be moved without delay to the revolving credit facility.

Operating Activities

Accounts Receivable, net of allowances for doubtful accounts, totaled $21,820,000, an increase of $4,629,000 over the December 31, 2001, balance of $17,191,000. This increase principally reflects the impact of the higher fourth quarter 2002 revenues within the Nuclear Waste Management Services segment, which resulted in an increase of $6,848,000. Offsetting this was a decrease in the accounts receivable of the Industrial Waste Management Services segment, resulting from increased collection efforts, write-off of certain unreserved uncollectible accounts and reduced revenue levels during the fourth quarter of 2002.

As of December 31, 2002, total consolidated accounts payable was $9,759,000, an increase of $2,592,000 from the December 31, 2001, balance of $7,167,000. This increase in accounts payable reflects the impact of increased revenues and operating activities, and the timing of payments in the fourth quarter of 2002 as compared to 2001. This increase is also reflective of unfinanced capital expenditures. During the fourth quarter, the accounts payable balance and its aging will increase during seasonal periods and in conjunction with increases in our accounts receivable balances or delays in collection of such accounts receivable balances.

Accrued Expenses as of December 31, 2002, totaled $10,724,000, an increase of $2,293,000 over the December 31, 2001, balance of $8,431,000. This increase in accrued expenses reflects the increase in waste disposal and other operating related expenses which increased by $1,407,000 over prior year. This increase reflects the impact of larger amounts of mixed waste being received and processed in conjunction with increased revenues in the Nuclear Waste Management Services segment. Additionally, the salaries and employee benefits expense accrual increased by $742,000 when compared to prior year. This increase correlates to the increase in the number of employees in the Nuclear Waste Management Services segment as we increase our sales and marketing efforts and mixed waste processing activities.

The working capital position at December 31, 2002, was $731,000, as compared to a working capital position of $134,000 at December 31, 2001. The increase in this position of $597,000 is principally a result of increased trade receivables associated with the growth in revenue and an increase in prepaid insurance relating to policy renewals late in the third quarter offset by an increase in accounts payable and other operating accruals.

Investing Activities

Our purchases of new capital equipment for the twelve-month period ended December 31, 2002, totaled approximately $5,822,000. These expenditures were for expansion and improvements to the operations principally within the waste management segments. These capital expenditures were principally funded by the cash provided by operations of $1,061,000, through various other lease financing sources and through Warrant proceeds raised during the year. We have budgeted capital expenditures of approximately $6,500,000 for 2003, which includes an estimated $1,393,000 to complete certain current projects committed at December 31, 2002, as well as other identified capital and permit compliance purchases. We anticipate funding these capital expenditures by a combination of lease financing, internally generated funds, and/or the proceeds received from Warrant exercises.

Financing Activities

On December 22, 2000, the Company entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC acting as agent ("Agent") for lenders, and as issuing bank. The Agreement provides for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance of $2,083,000 due on December 22, 2005. Payments commenced on February 1, 2001. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $15,000,000. The Revolving Credit advances are subject to limitations of an amount up to the sum of a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and d) up to 50% of acceptable unbilled amounts aged up to 60 days, less
e) reserves Agent reasonably deems proper and necessary. The Revolving Credit advances shall be due and payable in full on December 22, 2005. As of December 31, 2002, our excess availability under our revolving credit facility was $4,108,000 based on our eligible receivables.

Pursuant to the Agreement, the Term Loan bears interest at a floating rate equal to the prime rate plus 1 1/2% (5.75% at December 31, 2002), and the Revolving Credit at a floating rate equal to the prime rate plus 1% (5.25% at December 31, 2002). The loans are subject to a prepayment fee of 1 1/2% in the first year, 1% in the second and third years and 3/4% after the third anniversary until termination date.

In December 2000, the Company entered into an interest rate swap agreement related to its Term Loan. This hedge has effectively fixed the interest rate on the notional amount of $3,500,000 of the floating rate $7,000,000 PNC Term Loan. The Company will pay the counterparty interest at a fixed rate equal to the base rate of 6.25%, for a period from December 22, 2000, through December 22, 2005, in exchange for the counterparty paying the Company one month LIBOR rate for the same term (1.44% at December 31, 2002). The value of the interest rate swap at January 1, 2001, was deminimus. At December 31, 2002, the market value of the interest rate swap was in an unfavorable value position of $215,000 and was recorded as a liability. During the twelve months ended December 31, 2002, the Company recorded a loss on the interest rate swap of $57,000 which offset against other comprehensive income on the Statement of Stockholders' Equity (see
Note 6 to Notes to Consolidated Financial Statements).

Effective as of June 2002, the Company and PNC entered into Amendment No. 1 to the Agreement, which, among other things, increased the letter of credit commitment from $500,000 to $4,500,000 and provided for a $4.0 million standby letter of credit. The standby Letter of Credit was issued to secure certain surety bond obligations. Pursuant to the terms of Amendment No. 1, as partial collateral for the issuance of the standby letter of credit, PNC will charge a reserve of approximately $66,000 each month against the availability under the Revolving Credit beginning July 15, 2002, until such time as the standby letter of credit is fully reserved. As of December 31, 2002, $400,000 has been charged against availability. As a condition precedent to this Amendment No. 1, the Company paid a $50,000 amendment fee to PNC.

Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of Perma-Fix of Orlando, Inc. ("PFO"), Perma-Fix of South Georgia, Inc. ("PFSG") and Perma-Fix of Michigan, Inc. ("PFMI"), a portion of the consideration was paid in the form of Promissory Notes, in the aggregate amount of $4,700,000, payable to the former owners of PFO, PFSG and PFMI. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years with the first installment due on July 1, 1999, and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $1,538,000 at December 31, 2002, of which $1,008,000 is in the current portion. Payments of such Promissory Notes are guaranteed by PFMI under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by PFMI. These Promissory Notes are subject to subordination agreements with the Company's senior and subordinated lenders.

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

Under the terms of the Purchase Agreement, the Company also issued to AMI and BEC Warrants to purchase up to 1,281,731 shares of the Company's Common Stock ("Warrant Shares") at an initial exercise price of $1.50 per share (the "Warrants"), subject to adjustment under certain conditions, which were valued at $1,622,000 and recorded as a debt discount and are being amortized over the term of the Notes. The Warrants, as issued, also contain a cashless exercise provision. The Warrant Shares are registered under an S-3 Registration Statement that was declared effective on November 27, 2002.

In connection with the sale of the Notes, the Company, AMI, and BEC entered into an Option Agreement, dated July 31, 2001 (the "Option Agreement"). Pursuant to the Option Agreement, the Company granted each purchaser an irrevocable option requiring the Company to purchase any of the Warrants or the shares of Common Stock issuable under the Warrants (the "Warrant Shares") then held by the purchaser (the "Put Option"). The Put Option may be exercised at any time commencing July 31, 2004, and ending July 31, 2008. In addition, each purchaser granted to the Company an irrevocable option to purchase all the Warrants or the Warrant Shares then held by the purchaser (the "Call Option"). The Call Option may be exercised at any time commencing July 31, 2005, and ending July 31, 2008. The purchase price under the Put Option and the Call Option is based on the quotient obtained by dividing (a) the sum of six times the Company's consolidated EBITDA for the period of the 12 most recent consecutive months minus Net Debt plus the Warrant Proceeds by (b) the Company's Diluted Shares (as the terms EBITDA, Net Debt, Warrant Proceeds, and Diluted Shares are defined in the Option Agreement). Pursuant to the guidance under EITF 00-19 on accounting for and financial presentation of securities that could potentially be settled in a Company's own stock, the put warrants would be classified outside of equity based on the ability of the holder to require cash settlement. Also, EITF Topic D-98 discusses the accounting for a security that will become redeemable at a future determinable date and its redemption is variable. This is the case with the Warrants as the date is fixed, but the put or call price varies. The EITF gives two possible methodologies for valuing the securities. The Company accounts for the changes in redemption value immediately as they occur and the Company adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. On December 31, 2002, the Put Option had no value and no liability was recorded.

M&EC issued a promissory note for a principal amount of $3.7 million to PDC, dated June 7, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the applicable rate (7% on December 31, 2002) and payable in one lump sum at the end of the loan period. On December 31, 2002, the outstanding balance was $4,125,000 including accrued interest of approximately $531,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

In conjunction with the Company's acquisition of M&EC, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 dated June 7, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended. Such rate is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On December 31, 2002, the rate was 7%. On December 31, 2002, the outstanding balance was $1,020,000 including accrued interest of approximately $127,000.

The following table summarizes the Company's contractual obligations at December 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods, (in thousands):

Contractual Obligations

                                                Payments due by period
                                   -------------------------------------------------
                                            Less than                         After
                                    Total     1 year   1-3 years  4-5 years  5 years
                                   -------  ---------  ---------  ---------  -------
Long-term debt                     $30,515    $3,373    $25,294    $1,848      $ --
Operating leases                     6,128     2,008      3,450       665         5
                                   -------    ------    -------    ------      ----
  Total contractual obligations    $36,643    $5,381    $28,744    $2,513      $  5
                                   =======    ======    =======    ======      ====

The Company has outstanding 2,500 shares of Preferred Stock, with each share having a liquidation preference of $1,000 ("Liquidation Value"). Annual dividends on the Preferred Stock are 5% of the Liquidation Value. Dividends on the Preferred Stock are cumulative, and are payable, if and when declared by the Company's Board of Directors, on a semiannual basis. Dividends on the outstanding Preferred Stock may be paid at the option of the Company, if declared by the Board of Directors, in cash or in shares of the Company's Common Stock as described under Note 5 to Notes to Consolidated Financial Statements. Under the terms of the Company's loan agreement, the Company may not pay these dividends in cash without the lender's prior consent.

During 2002, accrued dividends for the period July 1, 2001, through December 31, 2001, in the amount of approximately $63,000 were paid in March 2002, in the form of 24,217 shares of Common Stock. Dividends for the period January 1, 2002 through June 30, 2002, of approximately $62,000 were paid in the form of 22,106 shares of Common Stock. The accrued dividends for the period July 1, 2002, through December 31, 2002, in the amount of approximately $63,000 were paid in January 2003, in the form of 25,165 shares of Common Stock. Under the Company's loan agreement, any dividends declared by the Company's Board of Directors on its outstanding shares of Preferred Stock is required to be paid in Common Stock of the Company.

During 2001, the Company completed a private placement offering of units (the "Offering") to accredited investors. Each unit was comprised of one share of the Company's Common Stock and one Warrant to purchase one share of Common Stock. The purchase price for each unit was $1.75, and the exercise price of each Warrant included in the units is $1.75, subject to adjustment under certain conditions. At the completion of the offering, on July 30, 2001, 4,397,566 units were accepted for an aggregate purchase price of $7,696,000. Expenses related to the offering subscriptions, were approximately $814,000.

In summary, we have continued to take steps to improve our operations as discussed above. However, with the acquisition of M&EC in 2001, the completion of M&EC's initial phase of construction and the ramp-up of the mixed waste segment, we incurred and assumed certain debt obligations and long-term liabilities, which had a short-term impact on liquidity. Additionally, reduced revenue levels, the start-up of the new wastewater treatment technology within the Industrial Waste Management Services segment and the utilization of working capital funds for capital spending purposes has contributed toward the negative impact on liquidity. However, as these projects became fully operational and the mixed waste segment continues to expand, our liquidity position demonstrated improvement during the last three quarters of 2002. If we are unable to continue to improve our operations, to successfully expand our mixed waste activities, and to continue profitability in the foreseeable future, such would have a material adverse effect on our liquidity position.

Known Trends and Uncertainties

Seasonality. Historically the Company has experienced reduced revenues, operating losses or decreased operating profits during the first and fourth quarters of the Company's fiscal years due to a seasonal slowdown in operations from poor weather conditions and overall reduced activities during the holiday season. During the Company's second and third fiscal quarters there has historically been an increase in revenues and operating profits. Management expects this trend to continue in future years as this was evident in the four quarters of 2002.

Economic Conditions. Economic downturns or recessionary conditions can adversely affect the demand for the Company's services, principally within the Industrial Waste Management Services segment. Reductions in industrial production generally follow such economic conditions, resulting in reduced levels of waste being generated and/or sent off for treatment. The Company believes that its revenues and profits were negatively affected within this segment by the recessionary conditions in 2001 and 2002, and believes that this trend may continue into 2003.

Significant contracts. The Company's revenues are principally derived from numerous and varied customers. However, Perma-Fix Government Services ("PFGS") manages six contracts with the Defense Reutilization & Marketing Service, a sub-agency of the Department of Defense which accounted for 8.0% of total consolidated revenues in 2002, and M&EC operates under the Oak Ridge Contracts which contributed 11.6% of total consolidated revenues in 2002. As the newly constructed M&EC facility continues to enhance its processing capabilities and completes certain expansion projects and with the amended pricing structure under the Oak Ridge Contracts, the Company could see higher total revenue under the Oak Ridge Contracts. In February 2003, M&EC commenced legal proceedings against the general contractor under the Oak Ridge Contracts, seeking payment from Bechtel Jacobs of approximately $4.3 million in surcharges relating to certain wastes that were treated by M&EC in 2001 and 2002 under the Oak Ridge Contracts. Bechtel Jacobs continues to deliver waste to M&EC for treatment, and M&EC continues to accept such waste. There is no guarantee of future business under the Oak Ridge Contracts, and the Oak Ridge Contracts may be terminated by either party at any time. Termination of these contracts could have a material adverse effect on the Company. The Company is working towards increasing other sources of revenues at M&EC to reduce the risk of reliance on one major source of revenues.

As discussed under "BUSINESS - Dependence Upon a Single or Few Customers", PFD, a subsidiary of the Company has been awarded a subcontract and limited notice to proceed with post-treatment of the neutralized VX product called hydrolysate. This award is subject to PFD and the general contractor entering into definitive agreements. It is anticipated that under the definitive agreements, when finalized, there will be approximately 900,000 gallons of hydrolysate to be biologically treated by PFD, at an approximate value of $9.0 million. It is anticipated that, if the agreements are completed, work by PFD to treat this waste will begin in the Fall of 2003 and will take approximately nine months to complete.

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

Acquisition - East Tennessee Materials and Energy Corporation

On June 25, 2001, the Company completed the acquisition of M&EC, pursuant to the terms of the Stock Purchase Agreement, dated January 18, 2001, (the "Purchase Agreement"), between the Company, M&EC, all of the stockholders of M&EC and Bill Hillis. Pursuant to the terms of the Purchase Agreement, all of the outstanding voting stock of M&EC was acquired by the Company and M&EC with (a) M&EC acquiring 20% of the outstanding shares of voting stock of M&EC (held as treasury stock), and (b) the Company acquiring all of the remaining outstanding shares of M&EC voting stock (collectively, the "M&EC Acquisition"). As a result, the Company now owns all of the issued and outstanding voting capital stock of M&EC.

The purchase price paid by the Company for the M&EC voting stock was approximately $2,396,000, which was paid by the Company issuing 1,597,576 shares of the Company's Common Stock to the stockholders of M&EC, with each share of Common Stock having an agreed value of $1.50, the closing price of the Common Stock as represented on the NASDAQ on the date of the initial letter of intent relating to this acquisition. In addition, as partial consideration of the M&EC Acquisition, M&EC issued shares of its newly created Series B Preferred Stock to stockholders of M&EC having a stated value of approximately $1,285,000. The Series B Preferred Stock is non-voting and non-convertible, has a $1.00 liquidation preference per share and may be redeemed at the option of M&EC at any time after one year from the date of issuance for the per share price of $1.00. Following the first 12 months after the original issuance of the Series B Preferred Stock, the holders of the Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of M&EC out of legally available funds, dividends at the rate of 5% per year per share applied to the amount of $1.00 per share, which shall be fully cumulative. As a condition to the closing of the acquisition, the Company also issued 346,666 shares of the Company's Common Stock to certain creditors of M&EC in satisfaction of $520,000 of M&EC's liabilities.

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

As a condition to the closing of the M&EC Acquisition, M&EC entered into an installment agreement with the Internal Revenue Service (the "IRS") relating to various withholding taxes owing by M&EC in the amount of approximately $923,000 ("M&EC Installment Agreement"). The M&EC Installment Agreement provides for the payment of such withholding taxes over a term of approximately eight years. In addition, as a condition to such closing, one of M&EC's stockholders, Performance Development Corporation, a Tennessee corporation ("PDC") and two corporations affiliated with PDC, PDC Services Corporation ("PDC Services") and Management Technologies, Inc. ("MTI") each entered into an installment agreement with the IRS relating to withholding taxes owing by each of PDC, PDC Services and MTI ("PDC Installment Agreement"). The PDC Installment Agreement provides for the payment of semiannual installments over a term of eight years in the aggregate amount of approximately $3,714,000. The M&EC Installment Agreement and the PDC Installment Agreement provides that (a) the Company does not have any liability for any taxes, interest or penalty with respect to M&EC, PDC, PDC Services or MTI; (b) M&EC will be solely liable for paying the obligations of M&EC under the M&EC Installment Agreement; (c) the IRS will not assert any liability against the Company, M&EC or any current or future related affiliate of the Company for any tax, interest or penalty of PDC, PDC Services or MTI; and
(d) as long as the payments of M&EC
under its installment agreement are made timely, pursuant to the terms of the installment agreement, the IRS will not file a notice of a federal tax lien, change or cancel the installment agreement, or take any other type of action against M&EC with respect to the withholding taxes and interest set forth in the installment agreement. The Company did not acquire any interest in PDC, PDC Services or MTI.

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

In connection with the closing of the M&EC Acquisition, the Company also made certain corrective contributions to M&EC's 401(k) Plan and to the 401(k) Plan of PDC. The total amount of corrective contributions made to the M&EC 401(k) Plan and the PDC 401(k) Plan was $1.8 million. The Company utilized a portion of the proceeds of its private placement offering described in Note 11 to Notes to Consolidated Financial Statements and a portion of its working capital line of credit to fund the corrective contributions to the 401(k) Plans described above.

Acquisition - Diversified Scientific Services, Inc.

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

Potential Acquisition

The Company is in the process of negotiating to acquire from a trustee another mixed waste permitted facility which is currently in bankruptcy. As of the date of this report, no agreements have been entered into with the seller, and the Company does not know if it will be successful in acquiring this mixed waste facility. If the Company is successful, it is anticipated that the purchase price to be paid by the Company will be approximately $6,000,000, payable in notes or a combination of notes and cash, with the notes secured certain by the assets of the acquired facility.

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

We have budgeted for 2003 $982,000 in environmental expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at four locations. As previously discussed under "Business -- Capital Spending, Certain Environmental Expenditures and Potential Environmental Liabilities," the four locations where these expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia and PFMI's facility in Detroit, Michigan. We have estimated the expenditures for 2003 to be approximately $211,000 at the EPS site, $307,000 at the PFM location, $126,000 at the PFSG site and $338,000 at the PFMI site. Additional funds will be required for the next one to seven years to properly remediate these sites. We expect to fund these expenses to remediate these four sites from funds generated internally, however, no assurances can be made that we will be able to do so.

At December 31, 2002, the Company had accrued environmental liabilities totaling $2,696,000, which reflects a decrease of $838,000 from the December 31, 2001, balance of $3,534,000. The decrease represents payments on remediation projects. The December 31, 2002, current and long-term accrued environmental balance is recorded as follows:

                       PFD       PFMI        PFSG        PFM         Total
                    --------   --------   ----------   --------   ----------
Current accrual     $211,000   $307,000   $  126,000   $338,000   $  982,000
Long-term accrual         --         --    1,134,000    580,000    1,714,000
                    --------   --------   ----------   --------   ----------
  Total             $211,000   $307,000   $1,260,000   $918,000   $2,696,000
                    ========   ========   ==========   ========   ==========

Interest Rate Swap

The Company entered into an interest rate swap agreement effective December 22, 2000, to modify the interest characteristics of its outstanding debt from a floating basis to a fixed rate, thus reducing the impact of interest rate changes on future income. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counter parties is included in other assets or liabilities. The value of the interest rate swap at January 1, 2001, was deminimus. At December 31, 2002, the market value of the interest rate swap was in an unfavorable value position of $215,000 and was recorded as a liability. During the twelve months ended December 31, 2002, the Company recorded a loss on the interest rate swap of $57,000 which offset other comprehensive income on the Statement of Stockholders' Equity (see Note 6 to Notes to Consolidated Financial Statements).

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 required the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company was also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company hired an independent appraisal firm to complete its transitional evaluation of intangible assets for impairment, and the appraisal report indicated that no impairment existed as of January 1, 2002. The Company also completed its annual impairment test as of October 1, 2002, which also indicated no impairment to intangible assets. The Company has discontinued amortizing its indefinite-life intangible assets (goodwill and permits). Prior to January 1, 2002, goodwill and permits were amortized on a straight-line basis over ten to forty years.

Pursuant to the Company's adoption of SFAS 141 and 142, the Company changed its method of recording acquired permits in connection with business combinations. For all acquisitions prior to June 2001, the Company allocated the excess purchase price between goodwill and permits, based upon the percentage of revenue generated through permitted activities. For all acquisitions after May 2001, the Company believes that all of the excess purchase price should be attributed to the permit. The Company will expense as incurred any ongoing costs to maintain and renew its permits. These ongoing costs are significantly less than the initial costs to obtain a permit.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This statement supersedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and Accounting Principals Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement retains the fundamental provisions of FAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The adoption of this pronouncement had no impact on the Company's financial position or results operations.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things,

o ability or inability to continue and improve operations and maintain profitability on an annualized basis;

o the Company's ability to develop or adopt new and existing technologies in the conduct of its operations;

o     anticipated improvement in the financial performance of the Company;

o     ability to comply with the Company's general working capital requirements;

o     ability to retain or receive certain permits or patents;

o     ability to renew permits with minimal effort and costs;

o ability to be able to continue to borrow under the Company's revolving line of credit;

o ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and the Company's facilities in Memphis, Tennessee; Valdosta, Georgia and Detroit Michigan;

o     ability to remediate certain contaminated sites for projected amounts;

o no impairment to intangible assets and does not expect a write down of intangible assets;

o     no intention to close any facilities;

o our possession of all necessary approvals, licenses and permits, and our ability to attain, renew, or receive certain approvals, licenses, permits, or patents;

o     potential acquisition of another permitted mixed waste facility;

o     no expectation of material future inflationary changes;

o the volume of hydrolysate expected to be created under the subcontract relating to the Newport Chemical Agent Disposal Facility;

o     our potential advantage over our competitors due to our Bio-Fix process;
      and

o     ability to fund budgeted capital expenditures for 2003;

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

o     general economic conditions;

o     material reduction in revenues;

o     inability to collect in a timely manner a material amount of receivables;

o     increased competitive pressures;

o the ability to maintain and obtain required permits and approvals to conduct operations;

o the ability to develop new and existing technologies in the conduct of operations;

o     ability to retain or renew certain required permits;

o discovery of additional contamination or expanded contamination at a certain Dayton, Ohio, property formerly leased by the Company or the Company's facilities at Memphis, Tennessee; Valdosta, Georgia and Detroit, Michigan, which would result in a material increase in remediation expenditures;

o determination that PFM is the source of chlorinated compounds at the Allen Well Field;

o changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;

o     potential increases in equipment, maintenance, operating or labor costs;

o     management retention and development;

o financial valuation of intangible assets is substantially less than expected;

o the requirement to use internally generated funds for purposes not presently anticipated;

o termination of the Oak Ridge contracts as a result of our lawsuit against Bechtel Jacobs or otherwise;

o     inability to maintain profitability on an annualized basis;

o the inability of the Company to maintain the listing of its Common Stock on the NASDAQ;

o the determination that PFMI or PFO was responsible for a material amount of remediation at certain Superfund sites; and

o terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under these contracts or subcontracts.

The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Consolidated Financial Statements:                                    Page No.
---------------------------------                                     --------
  Report of Independent Certified Public Accountants BDO Seidman, LLP   35
  Consolidated Balance Sheets as of December 31, 2002 and 2001          36
  Consolidated Statements of Operations for the years ended
    December 31, 2002, 2001 and 2000                                    38
  Consolidated Statements of Cash Flows for the years ended
    December 31, 2002, 2001 and 2000                                    39
  Consolidated Statements of Stockholders' Equity for the years
    ended December 31, 2002, 2001 and 2000                              40
  Notes to Consolidated Financial Statements                            41

Financial Statement Schedule:
  II  Valuation and Qualifying Accounts for the years ended
         December 31, 2002, 2001 and 2000                               87

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

Report of Independent Certified Public Accountants


Board of Directors
Perma-Fix Environmental Services, Inc.


We have audited the accompanying consolidated balance sheets of Perma-Fix Environmental Services, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perma-Fix Environmental Services, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the Summary of Significant Accounting Policies in the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


BDO Seidman, LLP
Chicago, Illinois
February 26, 2003

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                               As of December 31

(Amounts in Thousands, Except for Share Amounts)          2002          2001
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash                                                 $     212      $    860
  Restricted cash                                             20            20
  Accounts receivable, net of allowance for doubtful
    accounts of $1,212 and $725, respectively             21,820        17,191
  Inventories                                                682           756
  Prepaid expenses                                         2,722           954
  Other receivables                                          113           142
                                                       ---------      --------
      Total current assets                                25,569        19,923

Property and equipment:
  Buildings and land                                      16,161        15,210
  Equipment                                               29,125        26,915
  Vehicles                                                 2,616         2,120
  Leasehold improvements                                  10,963        10,029
  Office furniture and equipment                           1,954         1,657
  Construction in progress                                 4,325         4,382
                                                       ---------      --------
                                                          65,144        60,313
  Less accumulated depreciation/amortization             (15,219)      (11,940)
                                                       ---------      --------
    Net property and equipment                            49,925        48,373

Intangibles and other assets:
  Permits, net                                            20,759        20,639
  Goodwill, net                                            6,525         6,509
  Other assets                                             3,047         3,693
                                                       ---------      --------
    Total assets                                       $ 105,825      $ 99,137
                                                       =========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                                As of December 31


(Amounts in Thousands, Except for Share Amounts)                                2002          2001
-----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                         $   9,759    $  7,167
      Current environmental accrual                                                  982       1,202
      Accrued expenses                                                            10,724       8,431
      Current portion of long-term debt                                            3,373       2,989
                                                                               ---------    --------
           Total current liabilities                                              24,838      19,789

Environmental accruals                                                             1,714       2,332
Accrued closure costs                                                              4,929       4,919
Other long-term liabilities                                                        1,332         814
Long-term debt, less current portion                                              27,142      28,157
                                                                               ---------    --------
           Total long-term liabilities                                            35,117      36,222
                                                                               ---------    --------
           Total liabilities                                                      59,955      56,011

Commitments and Contingencies (see Notes 6, 8, 9 and 12)                              --          --
Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized,
      1,284,730 shares issued and outstanding,
      liquidation value $1.00 per share (see Note 5)                               1,285       1,285

Stockholders' equity:
      Preferred Stock, $.001 par value; 2,000,000 shares authorized,
           2,500 shares issued and outstanding,                                       --          --
Common Stock, $.001 par value; 50,000,000 shares authorized,
           35,326,734 and 35,008,005 shares issued, including 988,000
           shares held as treasury stock, respectively                                35          35
      Additional paid-in capital                                                  66,799      66,042
      Accumulated deficit                                                        (20,172)    (22,216)
      Interest rate swap                                                            (215)       (158)
                                                                               ---------    --------
                                                                                  46,447      43,703
Less Common Stock in treasury at cost; 988,000 shares                             (1,862)     (1,862)
                                                                               ---------    --------

           Total stockholders' equity                                             44,585      41,841
                                                                               ---------    --------

           Total liabilities and stockholders' equity                          $ 105,825    $ 99,137
                                                                               =========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         For the years ended December 31


(Amounts in Thousands, Except for Share Amounts)           2002        2001        2000
---------------------------------------------------------------------------------------
Net revenues                                           $ 83,404    $ 74,492    $ 59,139
Cost of goods sold                                       59,055      52,442      43,349
                                                       --------    --------    --------
      Gross profit                                       24,349      22,050      15,790
Selling, general and administrative expenses             17,909      16,631      13,977
      Income from operations                              6,440       5,419       1,813
Other income (expense):
       Interest income                                       16          29          41
       Interest expense                                  (2,903)     (3,038)     (2,132)
       Interest expense-Warrants                             --        (234)       (344)
       Interest expense-financing fees                   (1,044)     (2,732)       (181)
       Other                                               (307)        (46)        247
                                                       --------    --------    --------
      Net income (loss)                                   2,202        (602)       (556)
Preferred Stock dividends                                  (158)       (145)       (206)
                                                       --------    --------    --------
      Net income (loss) applicable
                  to Common Stock                      $  2,044    $   (747)   $   (762)
                                                       ========    ========    ========

Net income (loss) per common share:
      Basic                                            $    .06    $   (.03)   $   (.04)
                                                       ========    ========    ========
      Diluted                                          $    .05    $   (.03)   $   (.04)
                                                       ========    ========    ========

Number of shares and potential common shares used in
     computing net income (loss) per share:
      Basic                                              34,217      27,235      21,558
                                                       ========    ========    ========
      Diluted                                            42,618      27,235      21,558
                                                       ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               As of December 31

(Amounts in Thousands)                                                 2002        2001         2000
----------------------                                               -------     --------     -------
Cash flows from operating activities:
  Net income (loss)                                                  $ 2,202     $   (602)    $  (556)
  Adjustments to reconcile net income (loss) to cash provided by
    (used in) operations:
  Depreciation and amortization                                        4,244        4,616       3,651
  Provision for bad debt and other reserves                            1,211          334          99
  Loss (gain) on sale of plant, property and equipment                    19           28        (122)
  Issuance of Warrants for financing and services                         --          234         389
  Changes in assets and liabilities, net of effects from business acquisitions:
  Accounts receivable                                                 (5,839)      (4,143)       (980)
  Prepaid expenses, inventories and other assets                        (252)         512      (2,515)
  Accounts payable and accrued expenses                                4,028       (1,183)       (193)
                                                                     -------     --------     -------
    Net cash provided by (used in) operations                          5,613         (204)       (227)
                                                                     -------     --------     -------

Cash flows from investing activities:
  Purchases of property and equipment, net                            (4,761)      (4,081)     (3,170)
  Proceeds from sale of plant, property and equipment                     10          167         227
  Change in restricted cash, net                                          (6)         (18)        295
  Cash used for acquisition consideration                                 --      (10,083)     (2,500)
                                                                     -------     --------     -------
    Net cash used in investing activities                             (4,757)     (14,015      (5,148)
                                                                     -------     --------     -------

Cash flows from financing activities:
  Borrowings of revolving loan and term note facility                     78          921       3,731
  Principal repayments of long term debt                              (2,094)      (3,136)     (3,940)
  Proceeds from issuance of long term debt                                --        6,161       3,750
  Proceeds from issuance of stock                                        512       10,635       1,516
                                                                     -------     --------     -------
    Net cash (used in) provided by financing activities               (1,504)      14,581       5,057
                                                                     -------     --------     -------
(Decrease) increase in cash                                             (648)         362        (318)
Cash at beginning of period                                              860          498         816
                                                                     -------     --------     -------
Cash at end of period                                                $   212     $    860     $   498
                                                                     =======     ========     =======

-----------------------------------------------------------------------------------------------------

Supplemental disclosure:
  Interest paid                                                      $ 2,569     $  2,656     $ 1,772
Non-cash investing and financing activities:
  Issuance of Common Stock for services                                  120           63         236
  Issuance of Common Stock for payment of dividends                      125          184         214
  Issuance of Common Stock for acquisition                                --        2,916          --
  Issuance of Preferred Stock of subsidiary for acquisition               --        1,285          --
  Issuance of Warrants for services and financing                         --        3,550         997
  Interest rate swap valuation                                            57          158          --
  Long-term debt incurred for purchase of property and equipment       1,061          517         642
  Long-term debt incurred for acquisition                                 --           --       6,000
  Long-term debt and accrued interest exchanged for Common Stock          --        3,144          --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         For the years ended December 31



                                                  Preferred Stock               Common Stock                Additional
           (Amounts in thousands                  ---------------               ------------                 Paid-in
         except for share amounts)           Shares            Amount         Shares         Amount           Capital
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                     4,537    $          --      21,501,776   $          21   $      42,367
Net loss                                            --               --              --              --              --
Preferred Stock dividends                           --               --              --              --              --
Issuance of Common Stock for
    Preferred Stock dividends                       --               --         168,825              --             214
Issuance of Common Stock
    for acquisition                                 --               --          55,904              --              --
Issuance of stock for cash
    and services                                    --               --         219,703              --             276
Conversion of Preferred Stock to
    Common Stock                                  (350)              --         322,351               1              (1)
Issuance of Warrants in
    conjunction with financing                      --               --              --              --             997
Issuance of Warrants for
    services                                        --               --              --              --             163
Exercise of Warrants                                --               --       1,161,200               1           1,312
                                         -------------    -------------   -------------   -------------   -------------
Balance at December 31, 2000                     4,187    $          --      23,429,759   $          23   $      45,328
                                         =============    =============   =============   =============   =============

Comprehensive loss
    Net loss                                        --               --              --              --              --
    Other Comprehensive loss:
         Interest rate swap                         --               --              --              --              --

             Comprehensive loss                   (760)
Preferred Stock dividends                           --               --              --              --              --
Issuance of Common Stock for
    Preferred Stock dividends                       --               --         117,676              --             184
Issuance of Common Stock for
    cash and services                               --               --         120,784              --             165
Conversion of Preferred Stock to
    Common Stock                                (1,735)              --       1,156,666               1              (1)
Issuance of Common Stock in
    conjunction with acquisition                    --               --       1,944,242               2           2,914
Issuance of Common Stock from
    Private Placement Offering                      --               --       4,397,566               5           6,877
Exchange of Preferred Stock
    Series 14, 15 & 16 for  Series 17               48               --              --              --              --
Debt for equity exchange                            --               --       1,999,437               2           3,142
Issuance of Warrants for services
    and financing                                   --               --              --              --           3,784
Exercise of Warrants and Options                    --                        1,841,875               2           3,649
                                         -------------    -------------   -------------   -------------   -------------
Balance at December 31, 2001                     2,500    $          --      35,008,005   $          35   $      66,042
                                         =============    =============   =============   =============   =============

Comprehensive income

    Net income                                      --               --              --              --              --
    Other comprehensive income (loss):
         Interest rate swap                         --               --              --              --              --

             Comprehensive income
Preferred Stock dividends                           --               --              --              --              --
Issuance of Common Stock for
    Preferred Stock dividends                       --               --          46,323              --             125
Issuance of Common Stock for
    cash and services                               --               --         121,360              --             282
Exercise of Warrants and Options                    --               --         151,046              --             350
                                         -------------    -------------   -------------   -------------   -------------
Balance at December 31, 2002                     2,500    $          --      35,326,734   $          35   $      66,799
                                         =============    =============   =============   =============   =============

                                                                                 Common
                                                Interest                          Stock               Total
           (Amounts in thousands                  Rate          Accumulated      Held in          Stockholders
         except for share amounts)                Swap            Deficit        Treasury            Equity
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                 $          --    $     (20,707)   $      (1,862)   $      19,819
Net loss                                                --             (556)              --             (556)
Preferred Stock dividends                               --             (206)              --             (206)
Issuance of Common Stock for
    Preferred Stock dividends                           --               --               --              214
Issuance of Common Stock
    for acquisition                                     --               --               --               --
Issuance of stock for cash
    and services                                        --               --               --              276
Conversion of Preferred Stock to
    Common Stock                                        --               --               --               --
Issuance of Warrants in
    conjunction with financing                          --               --               --              997
Issuance of Warrants for
    services                                            --               --               --              163
Exercise of Warrants                                    --               --               --            1,313
                                             -------------    -------------    -------------    -------------
Balance at December 31, 2000                 $          --    $     (21,469)     $ (1,862) $           22,020
                                             =============    =============    =============    =============

Comprehensive loss
    Net loss                                            --             (602)              --             (602)
    Other Comprehensive loss:
         Interest rate swap                           (158)              --               --             (158)
                                                                                                -------------
             Comprehensive loss
Preferred Stock dividends                               --             (145)              --             (145)
Issuance of Common Stock for
    Preferred Stock dividends                           --               --               --              184
Issuance of Common Stock for
    cash and services                                   --               --               --              165
Conversion of Preferred Stock to
    Common Stock                                        --               --               --               --
Issuance of Common Stock in
    conjunction with acquisition                        --               --               --            2,916
Issuance of Common Stock from
    Private Placement Offering                          --               --               --            6,882
Exchange of Preferred Stock
    Series 14, 15 & 16 for  Series 17                   --               --               --               --
Debt for equity exchange                                --               --               --            3,144
Issuance of Warrants for services
    and financing                                       --               --               --            3,784
Exercise of Warrants and Options                        --               --               --            3,651
                                             -------------    -------------    -------------    -------------
Balance at December 31, 2001                 $        (158)   $     (22,216)   $      (1,862)          41,841
                                             =============    =============    =============    =============

Comprehensive income

    Net income                                          --            2,202               --            2,202
    Other comprehensive income (loss):
         Interest rate swap                            (57)              --               --              (57)
                                                                                                -------------
             Comprehensive income                                                                       2,145
Preferred Stock dividends                               --             (158)              --             (158)
Issuance of Common Stock for
    Preferred Stock dividends                           --               --               --              125
Issuance of Common Stock for
    cash and services                                   --               --               --              282
Exercise of Warrants and Options                        --               --               --              350
                                             -------------    -------------    -------------    -------------
Balance at December 31, 2002                 $        (215)   $     (20,172)   $      (1,862)   $      44,585
                                             =============    =============    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000

NOTE 1

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Perma-Fix Environmental Services, Inc. (the Company, which may be referred to as we, us, or our), an environmental technology and knowhow company, is a Delaware corporation, engaged through its subsidiaries, in:


o     Industrial Waste Management Services, which includes:
      o treatment, storage, processing, and disposal of hazardous and nonhazardous waste; and
      o wastewater management services, including the collection, treatment, processing and disposal of hazardous and non-hazardous wastewater.

o     Nuclear Waste Management Services, which includes:
      o treatment, storage, processing and disposal of mixed waste (which is both low-level radioactive and hazardous waste) which includes on and off-site waste remediation and processing;
      o nuclear and low-level radioactive waste treatment, processing and disposal; and
      o research and development of innovative ways to process low-level radioactive and mixed waste.

o     Consulting Engineering Services, which includes:
      o broad-scope environmental issues, including environmental management programs, regulatory permitting, compliance and auditing, landfill design, field testing and characterization.

We have grown through both acquisitions and internal development. Our present objective is to focus on the operations, evaluate strategic acquisitions within both the nuclear and industrial segments, and to continue the research and development of innovative technologies for the treatment of nuclear, mixed waste and industrial waste. Such research and development expenses, although important, are not considered material.

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

Our consolidated financial statements for the year 2000 include the accounts of Perma-Fix Environmental Services, Inc. ("PESI") and our wholly-owned subsidiaries, Schreiber, Yonley and Associates ("SYA"), Perma-Fix Treatment Services, Inc. ("PFTS"), Perma-Fix of Florida, Inc. ("PFF"), Perma-Fix of Dayton, Inc. ("PFD"), Perma-Fix of Ft. Lauderdale, Inc. ("PFFL"), Perma-Fix of Orlando, Inc. ("PFO"), Perma-Fix of South Georgia, Inc. ("PFSG"), Perma-Fix of Michigan, Inc. ("PFMI"), and effective August 31, 2000, Diversified Scientific Services, Inc. ("DSSI"), which has been included in our consolidated financial statements in 2000, from the date of acquisition. Effective June 25, 2001, we acquired East Tennessee Materials & Energy Corporation ("M&EC"), which has been included in our consolidated financial statements in 2001, from the date of acquisition.

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

Restricted Cash

Restricted cash, which is classified as a current asset, remained constant at $20,000 for December 31, 2002 and 2001. In addition to this current asset, a trust fund of $447,000, which is classified as a long term asset, increased $5,000 at December 31, 2002, as compared to $442,000 as of December 31, 2001. These restricted instruments reflect secured collateral relative to the various financial assurance instruments guaranteeing the standard Resource Conservation and Recovery Act of 1976 ("RCRA") closure bonding requirements for the PFFL treatment, storage and disposal ("TSD") facility, while the long-term portion reflects cash held for long- term commitments related to the RCRA remedial action at a facility affiliated with PFD as further discussed in Note 9. The letter of credit secured by the current restricted cash renews annually, and the Company plans to replace the letter of credit with other alternative financial assurance instruments.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms requiring payment within 30 or 60 days from the invoice date based on the customer type (government, broker, or commercial). Account balances are stated by invoice at the amount billed to the customer. Payments of accounts receivable are made directly to a lockbox and are applied to the specific invoices stated on the customer's remittance advise. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts which is a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management regularly reviews all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected.

Inventories

Inventories consist of treatment chemicals and certain supplies and replacement parts as utilized in maintenance of the operating equipment. Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.

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

Construction in Progress

The Company has recorded as of December 31, 2002, $4,325,000 in current construction in progress projects. It is estimated that the Company will incur an additional $1,393,000 to complete the current projects by the end of 2003.

Intangible Assets

Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net assets acquired ("goodwill") and the recognized permit value of the business. Prior to our adoption of SFAS 142, effective January 1, 2002, goodwill had been amortized over 20 to 40 years and permits amortized over 10 to 20 years. Effective January 1, 2002, the Company discontinued amortizing its indefinite life intangible assets (goodwill and permits). Amortization expense approximated $1,575,000, and $948,000, for the years ended 2001 and 2000, respectively. We continually reevaluate the propriety of the carrying amount of permits and goodwill to determine whether current events and circumstances warrant adjustments to the carrying value and estimates of useful lives. Effective January 1, 2002, we adopted SFAS 142 and obtained an initial financial valuation of our intangible assets, which indicated no impairment to our indefinite life intangible assets. Our annual financial valuation was performed as of October 1, 2002, and also indicated no impairment.

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

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income has two components, net income and other comprehensive income, and is included on the balance sheet in the equity section. Other comprehensive income for the Company consists of the market value of the interest rate swap. For more information see Interest Rate Swap.

Net Revenues

Revenues for services and reimbursable costs are recognized at the time services are rendered. Under certain agreements whereby the Company is contracted to perform only select services (excluding, for example, final disposal responsibilities) revenue is recognized on a percentage of completion basis. For the year ended 2002, our customer Bechtel-Jacobs accounted for revenues of approximately $9,664,000 or 11.6% of our consolidated revenues. The contracts with Bechtel-Jacobs are terminable at any time by either party. See Note 12 - Commitments and Contingencies.

Self-Insurance

We have a self-insurance program for certain health benefits. The cost of such benefits is recognized as expense in the period in which the claim occurred, including estimates of claims incurred but not reported.

Claims expense for 2002 was approximately $3,006,000, as compared to $1,881,000 and $1,533,000 for 2001 and 2000, respectively.

Stock-Based Compensation

The Company accounts for, and plans to continue accounting for, its stock-based employee compensation plans under the accounting provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and has furnished the pro forma disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. See Note 11 for additional disclosures on the Company's stock-based employee compensation plans.

Statement of Financial Accounting Standards No. 123 ("FAS 123") "Accounting for Stock-Based Compensation," requires us to provide pro forma information regarding net income and earnings per share as if compensation cost for our employee and directors stock options had been determined in accordance with the fair market value-based method prescribed in FAS 123. We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001, and 2000, respectively: no dividend yield for all years; an expected life of ten years for all years; expected volatility of 30.51%, 36.92% and 39.6%, and risk-free interest rates of 2.93%, 4.60% and 6.08%.

Under the accounting provisions of FASB Statement 123, our net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands except for per share amounts):


                                                                              2002          2001           2000
                                                                           ---------      ---------      ---------
Net income (loss) as reported                                              $   2,044      $    (747)     $    (762)
Deduct:          Total Stock-based employee compensation expense
                 determined under fair value based method for all
                 awards, net of related tax effects                             (407)          (276)          (256)
Pro forma net income (loss)                                                $   1,637      $  (1,023)     $  (1,018)
                                                                           =========      =========      =========
Earnings per share
      Basic - as reported                                                  $     .06      $    (.03)     $    (.04)
                                                                           =========      =========      =========
      Basic - pro-forma                                                    $     .05      $    (.04)     $    (.05)
                                                                           =========      =========      =========
      Diluted - as reported                                                $     .05      $    (.03)     $    (.04)
                                                                           =========      =========      =========
      Diluted - pro forma                                                  $     .04      $    (.04)     $    (.05)
                                                                           =========      =========      =========

Net Income (Loss) Per Share

Basic EPS is based on the weighted average number of shares of Common Stock outstanding during the year. Diluted EPS includes the dilutive effect of potential common shares. Diluted loss per share for the years ended December 31, 2001 and 2000 do not include potential common shares as their effect would be anti- dilutive.

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the years ended December 31, 2002, 2001 and 2000:


(Amounts in Thousands, Except for Share Amounts)                   2002           2001              2000
-------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to Common Stock - basic             $  2,044     $       (747)     $      (762)
Effect of dilutive securities:
      Preferred Stock dividends                                       158               --               --
                                                                 --------     ------------      -----------
Net income (loss) applicable to Common Stock - diluted           $  2,202     $       (747)     $      (762)
                                                                 ========     ============      ===========
Basic net income (loss) per share                                $    .06     $       (.03)     $      (.04)
                                                                 ========     ============      ===========
Diluted net income (loss) per share                              $    .05     $       (.03)     $      (.04)
                                                                 ========     ============      ===========
Weighted average shares outstanding - basic                        34,217           27,235           21,558
Potential shares exercisable under stock option plans               1,070               --               --
Potential shares upon exercise of Warrants                          5,664               --               --
Potential share upon conversion of Preferred Stock                  1,667               --               --
                                                                 --------     ------------      -----------
Weighted average shares outstanding - diluted                      42,618           27,235           21,558
                                                                 ========     ============      ===========

===========================================================================================================

Potential shares excluded from above weighted average share calculations due to their antidilutive effect include:

      Upon exercise of options                                    186,800        2,966,805        2,090,949
      Upon exercise of Warrants                                        --       14,468,052        6,438,582
      Upon conversion of Preferred Stock                               --        1,666,667        2,791,333


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

Fair Value of Financial Instruments

The book values of cash, trade accounts receivable, trade accounts payable and accrued expenses approximate their fair values principally because of the short-term maturities of these instruments. The fair value of our long-term debt is estimated based on the current rates offered to us for debt of similar terms and maturities. Under this method, the fair value of long-term debt was not significantly different from the stated value at December 31, 2002 and 2001.

Recently Adopted Accounting Standards

The Company adopted the Financial Accounting Standards Board FASB Statements No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective January 1, 2002. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria, SFAS 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 (see Note 3 below), that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This statement supersedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and Accounting Principals Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement retains the fundamental provisions of FAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The adoption of this pronouncement had no impact on the Company's financial position or results of operations.

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

NOTE 3
GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted SFAS 142 January 1, 2002. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 required the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company was also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company hired an independent appraisal firm to test goodwill and permits, separately, for impairment. The report provided by the appraiser for the transitional period indicated that no impairment existed as of January 1, 2002. The Company also completed its annual impairment test as of October 1, 2002, which also indicated no impairment to intangible assets. The Company has discontinued amortizing its indefinite-life intangible assets (goodwill and permits). Prior to January 1, 2002, goodwill and permits were amortized on a straight-line basis over ten to forty years.

Pursuant to the Company's adoption of SFAS 141 and 142, the Company changed its method of recording acquired permits in connection with business combinations. For all acquisitions prior to June 2001, the Company allocated the excess purchase price between goodwill and permits, based upon the percentage of revenue generated through permitted activities. For all acquisitions after June 2001, the Company believes that all of the excess purchase price should be attributed to the permit. The Company will expense as incurred any ongoing costs to maintain and renew its permits. These ongoing costs are significantly less than the initial costs to obtain a permit.

The following table shows results assuming discontinuation of amortization beginning January 1, 2000:

(Amounts in Thousands, Except for Share Amounts)     2002          2001           2000
                                                   ---------     ---------      ---------
Net income (loss)                                  $   2,044     $    (747)     $    (762)
Goodwill amortization                                     --           315            315
Permit amortization                                       --         1,260            633
Adjusted net income                                $   2,044     $     828      $     186
                                                   =========     =========      =========

Net income (loss) per share - basic                $     .06     $    (.03)     $    (.04)
Goodwill amortization                                     --           .01            .02
Permit amortization                                       --           .05            .03
Adjusted net income (loss) per share - basic       $     .06     $     .03      $     .01
                                                   =========     =========      =========

Net income (loss) per share - diluted              $     .05     $    (.03)     $    (.04)
Goodwill amortization                                     --           .01            .02
Permit amortization                                       --           .04            .03
                                                                                ---------
Adjusted net income (loss) per share - diluted     $     .05     $     .02      $     .01
                                                   =========     =========      =========

The following table is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2001 and 2002 (amounts in thousands). The Company's Nuclear Waste segment has been excluded as it has no goodwill recorded.

                                                    Industrial
                                         Waste     Engineering
                                        Segment      Segment       Total
                                        -------      -------      -------
Balance as of January 1, 2001           $ 5,467      $ 1,373      $ 6,840
Reclass of accumulated amortization         (16)          --          (16)
Amortization during the year               (271)         (44)        (315)
                                        -------      -------      -------
Balance as of December 31, 2001           5,180        1,329        6,509
Reclass of accumulated amortization          16           --           16
Amortization during the year                 --           --           --
Balance as of December 31, 2002         $ 5,196      $ 1,329      $ 6,525
                                        =======      =======      =======

The following table is a summary of changes in the carrying amount of permits for the years ended December 31, 2001 and 2002 (amounts in thousands). The Company's Engineering segment has been excluded as it has no permits recorded.

                                                             Industrial     Nuclear
                                                               Waste        Waste
                                                              Segment      Segment        Total
                                                              -------      --------      --------
Balance as of January 1, 2001                                 $ 6,763      $  6,575      $ 13,338
      Permits acquired                                             --         8,443         8,443
      Permits in progress                                         102            --           102
      Reclass of accumulated amortization                          16            --            16
      Amortization during the year                               (447)         (813)       (1,260)
                                                              -------      --------      --------
      Balance as of December 31, 2001                           6,434        14,205        20,639
      Permits acquired                                             --            63            63
      Permits in progress                                          73            --            73
      Reclass of accumulated amortization during the year         (16)           --           (16)
      Amortization during the year                                 --            --            --
Balance as of December 31, 2002                               $ 6,491      $ 14,268      $ 20,759
                                                              =======      ========      ========

NOTE 4
ACQUISITIONS

Acquisition - East Tennessee Materials and Energy Corporation

On June 25, 2001, the Company completed the acquisition of M&EC, pursuant to the terms of the Stock Purchase Agreement, dated January 18, 2001, (the "Purchase Agreement"), between the Company, M&EC, all of the stockholders of M&EC and Bill Hillis. Pursuant to the terms of the Purchase Agreement, all of the outstanding voting stock of M&EC was acquired by the Company and M&EC with (a) M&EC acquiring 20% of the outstanding shares of voting stock of M&EC (held as treasury stock), and (b) the Company acquiring all of the remaining outstanding shares of M&EC voting stock (collectively, the "M&EC Acquisition"). As a result, the Company now owns all of the issued and outstanding voting capital stock of M&EC.

The purchase price paid by the Company for the M&EC voting stock was approximately $2,396,000, which was paid by the Company issuing 1,597,576 shares of the Company's Common Stock to the stockholders of M&EC, with each share of Common Stock having an agreed value of $1.50, the closing price of the Common Stock as represented on the NASDAQ on the date of the initial letter of intent relating to this acquisition. In addition, as partial consideration of the M&EC Acquisition, M&EC issued shares of its newly created Series B Preferred Stock to stockholders of M&EC having a stated value of approximately $1,285,000. The Series B Preferred Stock is non-voting and non-convertible, has a $1.00 liquidation preference per share and may be redeemed at the option of M&EC at any time after one year from the date of issuance for the per share price of $1.00. Following the first 12 months after the original issuance of the Series B Preferred Stock, the holders of the Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of M&EC out of legally available funds, dividends at the rate of 5% per year per share applied to the amount of $1.00 per share, which shall be fully cumulative. As a condition to the closing of the acquisition, the Company also issued 346,666 shares of the Company's Common Stock to certain creditors of M&EC in satisfaction of $520,000 of M&EC's liabilities.

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

As a condition to the closing of the M&EC Acquisition, M&EC entered into an installment agreement with the Internal Revenue Service (the "IRS") relating to various withholding taxes owing by M&EC in the amount of approximately $923,000 ("M&EC Installment Agreement"). The M&EC Installment Agreement provides for the payment of such withholding taxes over a term of approximately eight years. In addition, as a condition to such closing, one of M&EC's stockholders, Performance Development Corporation, a Tennessee corporation ("PDC") and two corporations affiliated with PDC, PDC Services Corporation ("PDC Services") and Management Technologies, Inc. ("MTI") each entered into an installment agreement with the IRS relating to withholding taxes owing by each of PDC, PDC Services and MTI ("PDC Installment Agreement"). The PDC Installment Agreement provides for the payment of semiannual installments over a term of eight years in the aggregate amount of approximately $3,714,000. The M&EC Installment Agreement and the PDC Installment Agreement provides that (a) the Company does not have any liability for any taxes, interest or penalty with respect to M&EC, PDC, PDC Services or MTI; (b) M&EC will be solely liable for paying the obligations of M&EC under the M&EC Installment Agreement; (c) the IRS will not assert any liability against the Company, M&EC or any current or future related affiliate of the Company for any tax, interest or penalty of PDC, PDC Services or MTI; and
(d) as long as the payments of M&EC under its installment agreement are made timely, pursuant to the terms of the installment agreement, the IRS will not file a notice of a federal tax lien, change or cancel the installment agreement, or take any other type of action against M&EC with respect to the withholding taxes and interest set forth in the installment agreement. The Company did not acquire any interest in PDC, PDC Services or MTI.

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

The acquisition was accounted for using the purchase method effective June 25, 2001, and accordingly, the fair values of the assets and liabilities of M&EC as of this date are included in the accompanying consolidated financial statements. As of June 25, 2001, the Company performed a preliminary purchase price allocation based upon information available as of this date. Accordingly, the purchase price was preliminarily allocated to the net assets and net liabilities of M&EC based on their estimated fair values. Included in this preliminary allocation were assets of approximately $18,160,000, liabilities of approximately $11,171,000 and $12,124,000 due to the Company from M&EC pursuant to its subcontract agreement, against total consideration of $4,014,000, consisting of $2,396,000 for Common Stock issued, $1,285,000 for M&EC Preferred Series B liquidation value and $333,000 for the forgiveness of a receivable from an M&EC related party. This preliminary allocation resulted in an excess purchase price assigned to intangible permits of $9,149,000. The results of the acquired business has been included in the consolidated financial statements since the date of acquisition. In conjunction with the final purchase price allocation, completed in June 2002, the Company recognized additional accrued liabilities, of $63,000, as permits.

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

                                                                Year Ended
                                                                December 31,
(Amount in thousands, except per share amounts
(unaudited))                                               2001           2000
--------------------------------------------------------------------------------

Net revenues                                             $ 74,659      $ 63,426
Net loss applicable to Common Stock                        (3,603)       (3,818)
Net loss per share:
    Basic                                                    (.13)         (.16)
    Diluted                                                  (.13)         (.16)
Weighted average number of common shares outstanding
    Basic                                                  28,173        23,502
    Diluted                                                28,173        23,502

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

The acquisition was accounted for using the purchase method effective August 31, 2000, and accordingly, the assets and liabilities as of this date are included in the accompanying consolidated financial statements. As of September 1, 2000, the Company performed a preliminary purchase price allocation based upon information available as of this date. Accordingly, the purchase price was preliminarily allocated to the net assets acquired and net liabilities assumed based on their estimated fair values. In conjunction with the final purchase price allocation, as completed in August 2001, the Company reevaluated the accrued closure costs recorded at acquisition through purchase accounting. Included in this final purchase allocation were acquired assets of approximately $9,165,000 and assumed liabilities of approximately $3,527,000 against total consideration of $8,500,000. This final purchase allocation resulted in an excess purchase price over the fair value of the net assets acquired of $2,920,000 which was assigned to permits. The results of the acquired business have been included in the consolidated financial statements since the date of acquisition.

NOTE 5
PREFERRED STOCK ISSUANCE AND CONVERSION

As of January 1, 2001, 4,187 shares of the Company's Preferred Stock were issued and outstanding. During 2001, 1,735 of such shares were converted into 1,171,336 shares of Common Stock including 14,670 shares issued in payment of accrued dividends, with the remaining 2,452 shares of Preferred Stock exchanged for 2,500 shares of a new Series 17 Preferred Stock, which were issued and outstanding as of December 31, 2002.

Series 14 Preferred

On January 1, 2001, 1,769 shares of the Series 14 Preferred (formerly Series 3 Preferred and Series 11 Preferred) were issued and outstanding. On April 6, 2001, Capital Bank converted 1,314 shares of the Series 14 Preferred into 876,000 shares of Common Stock of the Company and exchanged the remaining 455 shares of the Series 14 Preferred into a new Series 17 Class Q preferred Stock ("Series 17 Preferred"). The exchanges were made in private placements under
Section 4(2) and/or Section 3(a)(9) of the Securities Act.

The Series 3 Preferred, Series 11 Preferred and Series 14 Preferred each accrued dividends on a cumulative basis at a rate of 6% per annum, which dividends were payable semiannually when and as declared by the Board of Directors. Dividends are paid, at the Company's option, in the form of cash or Common Stock. During 2001, accrued dividends on the Series 3 Preferred, Series 11 Preferred and Series 14 Preferred in the combined total of approximately $35,000 were paid in the form of 16,307 shares of Common Stock.

Series 15 Preferred

On January 1, 2001, 616 shares of the Series 15 Preferred (formerly Series 4 Preferred, Series 6 Preferred, Series 8 Preferred and Series 12 Preferred) were issued and outstanding. On April 6, 2001, Capital Bank converted 416 shares of the Series 15 Preferred into 277,333 shares of the Company's Common Stock and exchanged the remaining 200 shares of the Series 15 Preferred into the new Series 17 Preferred. The exchanges were made in private placements under Section 4(2) and/or Section 3(a)(9) of the Securities Act.

The Series 8 Preferred, Series 12 Preferred and Series 15 Preferred each accrued dividends on a cumulative basis at a rate of 4% per annum which dividends were payable semiannually when and as declared by the Board of Directors. During 2001, accrued dividends on the Series 8 Preferred, Series 12 Preferred and Series 15 Preferred, in the combined total of approximately $64,000 were paid in the form of 3,786 shares of Common Stock.

Series 16 Preferred

On January 1, 2001, 1,802 shares of the Series 16 Preferred (formerly Series 10 Preferred and Series 13 Preferred) were issued and outstanding. On January 2, 2001, Capital Bank converted 5 shares of the Series 16 Preferred for 3,333 shares of the Company's Common Stock. The terms of the Series 10 Preferred, Series 13 Preferred and Series 16 Preferred were substantially the same and the fair value of the new Series did not exceed the fair value of the Series exchanged. On April 6, 2001, Capital Bank exchanged the 1,797 outstanding shares of Series 16 Preferred into Series 17 Preferred. The exchanges were made in private placements under Section 4(2) and/or Section 3(a)(9) of the Securities Act.

The Series 10 Preferred, Series 13 Preferred and Series 16 Preferred each accrued dividends on a cumulative basis at a rate of 4% per annum which dividends were payable semiannually when and as declared by the Board of Directors. During 2001, accrued dividends on the Series 10 Preferred, Series 13 Preferred and Series 16 Preferred, in the combined total of approximately $19,000 were paid in the form of 11,044 shares of Common Stock.

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

Prior to the consummation of the Conversion and Exchange Agreement, Capital Bank owned of record, as its agent for certain of its accredited investors, 1,769 shares of the Company's Series 14 Preferred, 616 shares of the Company's Series 15 Preferred, and 1,797 shares of the Company's Series 16 Preferred. Capital Bank converted 1,314 shares of Series 14 Preferred and 416 shares of Series 15 Preferred into an aggregate of 1,153,333 shares of Common Stock on April 6, 2001. Capital Bank then exchanged the remaining shares of Series 14 Preferred, Series 15 Preferred, and Series 16 Preferred for a total of 2,500 shares of the Series 17 Preferred. As a result of the consummation of the Conversion and Exchange Agreement, no shares of Series 14 Preferred, Series 15 Preferred, or Series 16 Preferred remain outstanding.

The Series 17 Preferred may be converted into shares of Common Stock at any time at a conversion price of $1.50 per share, subject to adjustment as set forth in the Certificate of Designations relating to the Series 17 Preferred. The Series 17 Preferred has a "stated value" of $1,000 per share. The Company may, at its sole option, redeem, in whole or in part, at any time, and from time to time the then outstanding Series 17 Preferred at $1,200 per share. Upon any notice of redemption, Capital Bank shall have only five business days to exercise its conversion rights regarding the redeemed shares.

The Series 17 Preferred accrues dividends on a cumulative basis at a rate of 5% per annum which dividends are payable semiannually when and as declared by the Board of Directors. During 2002, accrued dividends on the Series 17 Preferred of approximately $125,000 were paid in the form of 47,271 shares of Common Stock, of which 25,165 were issued in January 2003.

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

Series B Preferred Stock

As partial consideration of the M&EC Acquisition (see Note 4), M&EC issued shares of its Series B Preferred Stock to stockholders of M&EC having a stated value of approximately $1,285,000. No other shares of M&EC's Series B Preferred Stock are outstanding. The Series B Preferred Stock is non-voting and non-convertible, has a $1.00 liquidation preference per share and may be redeemed at the option of M&EC at any time after one year from the date of issuance for the per share price of $1.00. Following the first 12 months after the original issuance of the Series B Preferred Stock, the holders of the Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of M&EC out of legally available funds, dividends at the rate of 5% per year per share applied to the amount of $1.00 per share, which shall be fully cumulative. During 2002, the Company accrued approximately $33,000 in dividends for the Series B Preferred Stock.

NOTE 6

LONG-TERM DEBT

Long-term debt at December 31 includes the following (in thousands):

                                                                                       2002       2001
                                                                                      ------      ------
Revolving Credit facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at prime rate plus 1% (5.25% at December 31,
     2002), balance due in December 2005                                              $8,742     $7,663
Term Loan dated December 22, 2000, payable in equal monthly installments of principal of $83, balance due in December 2005, variable interest paid
     monthly at prime rate plus 1 1/2% (5.75% at December 31, 2002)                    5,083      6,083
Three promissory notes dated May 27, 1999, payable in equal monthly installments of principal and interest of $90 over 60 months, due June 2004,
     interest at 5.5% for first three years and 7% for remaining two years             1,538      2,495
Unsecured promissory note dated August 31, 2000, payable in lump sum in
     August 2005, interest paid annually at 7%                                         3,500      3,500
Senior subordinated notes dated July 31, 2001, payable in lump sum on July
     31, 2006, interest payable quarterly at an annual interest rate of 13.5%, net of unamortized debt discount of December 31, 2002 and 2001, of $1,163
     and $1,487, respectively                                                          4,462      4,138
Promissory note dated June 25, 2001, payable in semiannual installments on
     June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable law rate determined under the IRS Code (7.0% on
     December 31, 2002) and is payable in lump sum at the end of installment
     period                                                                            3,594      3,634

Installment agreement dated June 25, 2001, payable in semiannual installments on
     June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable law rate determined under the IRS Code (7.0% on
     December 31, 2002) and is payable in lump sum at the end of installment
     period                                                                              893         903
Various capital lease and promissory note obligations, payable 2003 to 2007,
     interest at rates ranging from 5.2% to 17.9%                                      2,703       2,730
                                                                                     -------     -------
                                                                                      30,515      31,146
Less current portion of long-term debt                                                 3,373       2,989
                                                                                     -------     -------
                                                                                     $27,142     $28,157
                                                                                     =======     =======

Revolving Credit and Term Loan Agreement

On December 22, 2000, the Company entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC acting as agent ("Agent") for lenders, and as issuing bank. The Agreement provides for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance of $2,083,000 due on December 22, 2005. Payments commenced on February 1, 2001. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $15,000,000. The Revolving Credit advances are subject to limitations of an amount up to the sum of a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and d) up to 50% of acceptable unbilled amounts aged up to 60 days, less
e) reserves Agent reasonably deems proper and necessary. The Revolving Credit advances shall be due and payable in full on December 22, 2005. As of December 31, 2002, our excess availability under our revolving credit facility was $4,108,000 based on our eligible receivables.

Pursuant to the Agreement, the Term Loan bears interest at a floating rate equal to the prime rate plus 1 1/2%, and the Revolving Credit at a floating rate equal to the prime rate plus 1%. The loans are subject to a prepayment fee of 1 1/2% in the first year, 1% in the second and third years and 3/4% after the third anniversary until termination date.

In December 2000, the Company entered into an interest rate swap agreement related to its Term Loan. This hedge has effectively fixed the interest rate on the notional amount of $3,500,000 of the floating rate $7,000,000 PNC Term Loan. The Company will pay the counterparty interest at a fixed rate equal to the base rate of 6.25%, for a period from December 22, 2000, through December 22, 2005, in exchange for the counterparty paying the Company one month LIBOR rate for the same term (1.44% at December 31, 2002). The value of the interest rate swap at January 1, 2001, was de minimis. At December 31, 2002, the market value of the interest rate swap was in an unfavorable value position of $215,000 and was recorded as a liability. During the twelve months ended December 31, 2002, the Company recorded a loss on the interest rate swap of $57,000 which offset against other comprehensive income on the Statement of Stockholders' Equity.

Effective as of June 2002, the Company and PNC entered into Amendment No. 1 to the Agreement, which, among other things, increased the letter of credit commitment from $500,000 to $4,500,000 and provided for a $4.0 million standby letter of credit. The standby Letter of Credit was issued to secure certain surety bond obligations. Pursuant to the terms of Amendment No. 1, as partial collateral for the issuance of the standby letter of credit, PNC will charge a reserve of approximately $66,000 each month against the availability under the Revolving Credit beginning July 15, 2002, until such time as the standby letter of credit is fully reserved. As of December 31, 2002, $400,000 has been charged against availability. As a condition precedent to this Amendment No. 1, the Company paid a $50,000 amendment fee to PNC.

Three Promissory Notes

Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of Perma-Fix of Orlando, Inc. ("PFO"), Perma-Fix of South Georgia, Inc. ("PFSG") and Perma-Fix of Michigan, Inc. ("PFMI"), a portion of the consideration was paid in the form of Promissory Notes, in the aggregate amount of $4,700,000, payable to the former owners of PFO, PFSG and PFMI. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years with the first installment due on July 1, 1999, and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $1,538,000 at December 31, 2002, of which $1,008,000 is in the current portion. Payments of such Promissory Notes are guaranteed by PFMI under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by PFMI. These Promissory Notes are subject to subordination agreements with the Company's senior and subordinated lenders.

Unsecured Promissory Note

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

Under the terms of the Purchase Agreement, the Company also issued to AMI and BEC Warrants to purchase up to 1,281,731 shares of the Company's Common Stock ("Warrant Shares") at an initial exercise price of $1.50 per share (the "Warrants"), subject to adjustment under certain conditions, which were valued at $1,622,000 and recorded as a debt discount and are being amortized over the term of the Notes. The Warrants, as issued, also contain a cashless exercise provision. The Warrant Shares are registered under an S-3 Registration Statement that was declared effective on November 27, 2002.

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

The Company accounts for the changes in redemption value as they occur and the Company adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. On December 31, 2002, the Put Option had no value and no liability was recorded.

In connection with the sale of the Notes, Ann L. Sullivan Living Trust, dated September 6, 1978, and the Thomas P. Sullivan Living Trust, dated September 8, 1978 (collectively the "Sullivan Trusts") each have entered into a certain Subordination Agreement, dated July 30, 2001. Under the terms of the Subordination Agreement, the Sullivan Trusts have subordinated all amounts owing by the Company to the Sullivan Trusts in favor of the Company's obligations under the Notes. Notwithstanding the subordination, the Company may (a) as long as no event of default under the Purchase Agreement has occurred and is continuing and if such payments would not create an event of default, continue to make regularly scheduled payments of principal and interest owing under certain promissory notes, dated May 28, 1999, in the original aggregate principal amount of $4.7 million, which were issued to the Sullivan Trusts in connection with the Company's acquisition of Perma-Fix of Michigan, Inc., Perma-Fix of South Georgia, Inc., and Perma-Fix of Orlando, Inc.; and (b) make such payments as may be required pursuant to a certain Mortgage, dated May 28, 1999, by Perma-Fix of Michigan, Inc. in favor of the Sullivan Trusts. The outstanding principal amount due to the Sullivan Trusts is approximately $1.5 million.

Promissory Note

M&EC issued a promissory note for a principal amount of $3.7 million to PDC, dated June 7, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the applicable rate (7% on December 31, 2002) and payable in one lump sum at the end of the loan period. On December 31, 2002, the outstanding balance was $4,125,000 including accrued interest of approximately $531,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

Installment Agreement

In conjunction with the Company's acquisition of M&EC, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 dated June 7, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended. Such rate is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On December 31, 2002, the rate was 7%. On December 31, 2002, the outstanding balance was $1,020,000 including accrued interest of approximately $127,000.

The aggregate approximate amount of the maturities of long-term debt maturing in future years as of December 31, 2002, is $3,373,000 in 2003; $2,591,000 in 2004;
$16,867,000 in 2005; $5,836,000 in 2006; $1,061,000 in 2007, and $787,000, in
2008.

NOTE 7

ACCRUED EXPENSES

Accrued expenses at December 31 include the following (in thousands):

                                                          2002       2001
                                                        -------     ------
Salaries and employee benefits                          $ 3,084     $2,342
Accrued sales, property and other tax                     1,032        735
Waste disposal and other operating related expenses       6,247      4,840
Other                                                       361        514
                                                        -------     ------
     Total accrued expenses                             $10,724     $8,431
                                                        =======     ======

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

During 2002, the accrued long-term closure cost increased by $10,000 to a total of $4,929,000 as compared to the 2001 total of $4,919,000. This increase is principally a result of normal inflation factor increases.

NOTE 9
ENVIRONMENTAL LIABILITIES

The Company has four remediation projects, which are currently in progress at four of the permitted facilities owned and operated by subsidiaries of the Company. These remediation projects, principally entail the removal of contaminated soil and remediation of surrounding ground water. All of the remedial clean-up projects in question were an issue for that facility for years prior to the acquisition by the Company of the facility and were recognized pursuant to a business combination and recorded as part of the purchase price allocation to assets acquired and liabilities assumed. Due to the fact that these are RCRA permitted facilities, the remediation activities are closely reviewed and monitored by the applicable state regulators. Although the Company has recognized certain environmental liabilities as a result of environmental concerns at, or due to the operations of, a particular facility at the time of acquisition as part of the acquisition cost, subsequent to the acquisition of these facilities by the Company, the Company has not recognized new environmental liabilities as a result of the operations of the facilities after acquisition due to the stringent operational procedures instituted at the facilities after they have been acquired by the Company.

At December 31, 2002, the Company had accrued environmental liabilities totaling $2,696,000, which reflects a decrease of $838,000 from the December 31, 2001, balance of $3,534,000. The net decrease principally represents payments on remediation projects. The December 31, 2002 current and long-term accrued environmental balance is recorded as follows:

                        PFD          PFMI         PFSG           PFM          Total
                      --------     --------     ----------     --------     ----------
Current accrual       $211,000     $307,000     $  126,000     $338,000     $  982,000
Long-term accrual           --           --      1,134,000      580,000      1,714,000
                      --------     --------     ----------     --------     ----------
      Total           $211,000     $307,000     $1,260,000     $918,000     $2,696,000
                      ========     ========     ==========     ========     ==========

PFD

In June 1994, the Company acquired from Quadrex Corporation and/or a subsidiary of Quadrex Corporation (collectively, "Quadrex") three treatment, storage and disposal ("TSD") companies, including the PFD facility. The former owners of PFD had merged EPS with PFD, which was subsequently sold to Quadrex. Through the Company's acquisition of PFD in 1994 from Quadrex, the Company was indemnified by Quadrex for costs associated with remediating a 1989 former RCRA facility leased by PFD ("Leased Property"), which entails remediation of soil and/or groundwater restoration. The Leased Property used by EPS to operate its facility is separate and apart from the property on which PFD's facility is located. In conjunction with the subsequent bankruptcy filing by Quadrex, and the Company's recording of purchase accounting for the acquisition of PFD, the Company recognized an environmental liability of approximately $1,200,000 for the remediation of this leased facility. This facility has pursued remedial activities for the past seven years and after evaluating various technologies, is seeking approval from appropriate governmental authority for the final remedial process, through the utilization of third party consultants, which should extend for two to three years after approval by the appropriate governmental authorities of the final remedial process. For the year ended December 31, 2002, the Company incurred $34,000 in remedial costs which reduced the reserve. The Company has estimated the potential liability related to the remaining remedial activity of the above property to be approximately $211,000, representing the remaining reserve balance, of which the Company anticipates spending during 2003.

PFD has filed a lawsuit for contribution in connection with the remediation of the EPS site against the owners of the Leased Property and the parties that owned EPS prior to its acquisition by Quadrex. Recently, PFD and the defendants entered into an agreement in principal to settle this lawsuit, and under the terms of this settlement the defendants would pay PFD $400,000. This settlement is subject to the parties entering into definitive settlement documents.

PFMI

In conjunction with the acquisition of PFMI during 1999, the Company recognized an environmental accrual of $2,120,000. This amount represented the Company's estimate of the long-term costs to remove contaminated soil at the PFMI acquired facility in Detroit, Michigan. The facility has pursued remedial activities over the past three years, and anticipates completion of such activities during 2003. For the year ended December 31, 2002, the Company incurred $856,000 in remedial costs which reduced the reserve. The Company's estimate of the potential liability at December 31, 2002, for the PFMI remediation is $307,000, of which the Company anticipates spending in 2003.

PFSG

During 1999, the Company recognized an environmental accrual of $2,199,000, in conjunction with the acquisition of PFSG. This amount represented the Company's estimate of the long- term costs to remove contaminated soil and to undergo groundwater remediation activities at the PFSG acquired facility in Valdosta, Georgia. PFSG, in conjunction with third party consultants, have over the past three (3) years, completed the initial valuation and selected the remedial process to be utilized. The planning and approval process will continue throughout 2002, with remedial activities beginning in 2003. For the year ended December 31, 2002, the Company incurred $103,000 in environmental costs which reduced the reserve. The Company's estimate of the potential liability at December 31, 2002, for the PFSG remediation is $1,260,000, of which the Company anticipates spending $126,000 during 2003, with the remaining $1,134,000 to be spent over the next five (5) to seven (7) years.

PFM

Pursuant to the Company's acquisition, effective December 31, 1993, of Perma-Fix of Memphis, Inc. (f/k/a American Resource Recovery, Inc.), the Company assumed certain liabilities relative to the removal of contaminated soil and to undergo groundwater remediation at the facility. Prior to the Company's ownership of Perma-Fix of Memphis, Inc., the owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities. The groundwater remediation at this facility has been ongoing since approximately 1990, and, subject to the approval of the appropriate agency, Perma-Fix of Memphis, Inc. intends to begin final remediation of this facility. For the year ended December 31, 2002, the Company incurred $56,000 in remedial costs which reduced the reserve. The Company's estimate of the potential liability at December 31, 2002, for completion of this project is $918,000, of which the Company anticipates spending $338,000 in 2003 and the remaining $580,000 over the next three to five years.

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

NOTE 10

INCOME TAXES

We had temporary differences and net operating loss carry forwards which gave rise to deferred tax assets and liabilities at December 31, as follows (in thousands):

                                               2002          2001
                                             --------      --------
Deferred tax assets:
      Net operating losses                   $  7,887      $  8,381
      Environmental reserves                    1,240           967
      Impairment of assets                      7,611         7,611
      Other                                       471           175
      Valuation allowance                     (10,195)      (10,825)
                                             --------      --------
      Deferred tax assets                       7,014         6,309
Deferred tax liabilities:
      Depreciation and amortization            (7,014)       (6,124)
      Other                                        --          (185)
                                             --------      --------
      Deferred tax liabilities                 (7,014)       (6,309)
      Net deferred tax asset (liability)     $     --      $     --
                                             ========      ========

A reconciliation between the expected tax benefit using the federal statutory rate of 34% and the provision for income taxes as reported in the accompanying consolidated statements of operations is as follows (in thousands):

                                               2002        2001         2000
                                               -----      -------      -------
Tax expense (benefit) at statutory rate        $ 749      $  (205)     $  (189)
Goodwill amortization                             --          440          241
Other                                           (119)        (651)         100
Deferred tax assets acquired                      --       (1,910)      (3,534)
Increase (decrease) in valuation allowance      (630)       2,326        3,382
                                               -----      -------      -------
Provision for income taxes                     $  --      $    --      $    --
                                               =====      =======      =======

We have recorded a valuation allowance to state our deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income. Our valuation allowance increased (decreased) by approximately $(630,000), $2,326,000, and $3,382,000 for the years ended December 31, 2002, 2001, and 2000, respectively, which represents the effect of changes in the temporary differences and net operating losses
(NOLs), as amended. Included in deferred tax assets is an impairment of assets for $7,611,000, of which approximately $7,051,000 is in conjunction with the Company's acquisition of DSSI in August 2000. This deferred tax asset is a result of an impairment charge related to fixed assets and goodwill of approximately $24.5 million recorded by DSSI in 1997 prior to the Company's acquisition of DSSI. This write-off will not be deductible for tax purposes until the assets are disposed.

We have estimated net operating loss carryforwards for federal income tax purposes of approximately $23,200,000 at December 31, 2002. These net operating losses can be carried forward and applied against future taxable income, if any, and expire in the years 2007 through 2022. However, as a result of various stock offerings and certain acquisitions, the use of these NOLs will be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. Additionally, NOLs may be further limited under the provisions of Treasury Regulation 1.1502-21 regarding Separate Return Limitation Years.

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

Employee Stock Purchase Plan

At the Company's Annual Meeting of Stockholders ("Annual Meeting") as held on December 12, 1996, the stockholders approved the adoption of the Perma-Fix Environmental Services, Inc. 1996 Employee Stock Purchase Plan. This plan provides eligible employees of the Company and its subsidiaries, who wish to become stockholders, an opportunity to purchase Common Stock of the Company through payroll deductions. The maximum number of shares of Common Stock of the Company that may be issued under the plan will be 500,000 shares. The plan provides that shares will be purchased two times per year and that the exercise price per share shall be 85% of the market value of each such share of Common Stock on the offering date on which such offer commences or on the exercise date on which the offer period expires, whichever is lowest. The first purchase period commenced July 1, 1997. The following table details the resulting employee stock purchase totals.


Purchase Period                            Proceeds               Shares Purchased
---------------                            --------               ----------------
July 1 - December 31, 1997                 $ 16,000                     8,276
January 1 - June 30, 1998                    17,000                    10,732
July 1 - December 31, 1998                   22,000                    17,517
January 1 - June 30, 1999                    28,000                    21,818
July 1 - December 31, 1999                   49,000                    48,204
January 1 - June 30, 2000                    54,000                    53,493
July 1 - December 31, 2000                   52,000                    46,632
January 1 - June 30, 2001                    48,000                    43,324
July 1 - December 31, 2001                   69,000                    33,814
January 1 - June 30, 2002                    94,000                    42,917
July 1 - December 31, 2002                   92,000                    43,243



The shares for the purchase period ending December 31, 2002, were purchased in January 2003.

Employment Options

During October 1997, Dr. Centofanti entered into a three year Employment Agreement with us which provided for, among other things, an annual salary of $110,000, subject to annual inflationary increases and the issuance of Non-qualified Stock Options ("Non-qualified Stock Options"). The Non-qualified Stock Options provide Dr. Centofanti with the right to purchase an aggregate of 300,000 shares of Common Stock as follows: (i) after one year 100,000 shares of Common Stock at a price of $2.25 per share, (ii) after two years 100,000 shares of Common Stock at a price of $2.50 per share, and (iii) after three years 100,000 shares of Common Stock at a price of $3.00 per share. The Non-qualified Stock Options expire in October 2007.

Stock Option Plans

On December 16, 1991, we adopted a Performance Equity Plan (the "Plan"), under which 500,000 shares of the Company's Common Stock are reserved for issuance, pursuant to which officers, directors and key employees are eligible to receive incentive or Non-qualified stock options. Incentive awards consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards. Incentive stock options granted under the Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the market price of the Common Stock on the date of grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the then-outstanding shares of Common Stock may not exceed five years and the exercise price may not be less than 110% of the market price of the Common Stock on the date of grant. All grants of options under the Performance Equity Plan have been made at an exercise price equal to the market price of the Common Stock at the date of grant. On December 16, 2001, the Plan expired. No new options will be issued under the Plan, but the options issued under the Plan prior to the expiration date will remain in effect until their respective maturity dates.

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

Effective December 12, 1993, we adopted the 1992 Outside Directors Stock Option Plan, pursuant to which options to purchase an aggregate of 100,000 shares of Common Stock had been authorized. This plan provides for the grant of options to purchase up to 5,000 shares of Common Stock for each outside director of the Company upon initial election and each re-election. The plan also provides for the grant of additional options to purchase up to 10,000 shares of Common Stock on the foregoing terms to each outside director upon initial election to the Board. The options have an exercise price equal to the closing trading price, or, if not available, the fair market value of the Common Stock on the date of grant. During our annual meeting held on December 12, 1994, the stockholders approved the Second Amendment to our 1992 Outside Directors Stock Option Plan which, among other things, (i) increased from 100,000 to 250,000 the number of shares reserved for issuance under the plan, and (ii) provides for automatic issuance to each director of the Company, who is not an employee of the Company, a certain number of shares of Common Stock in lieu of 65% of the cash payment of the fee payable to each director for his services as director. The Third Amendment to the Outside Directors Plan, as approved at the December 1996 Annual Meeting, provided that each eligible director shall receive, at such eligible director's option, either 65% or 100% of the fee payable to such director for services rendered to the Company as a member of the Board in Common Stock. In either case, the number of shares of Common Stock of the Company issuable to the eligible director shall be determined by valuing the Common Stock of the Company at 75% of its fair market value as defined by the Outside Directors Plan. The Fourth Amendment to the Outside Directors Plan, was approved at the May 1998 Annual Meeting and increased the number of authorized shares from 250,000 to 500,000 reserved for issuance under the plan.

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

A summary of the status of options under the plans as of December 31, 2002, 2001 and 2000 and changes during the years ending on those dates is presented below:

                                                            2002                          2001
                                                 --------------------------     --------------------------
                                                                                 Weighted
                                                                                  Average
                                                                                 Exercise
                                                   Shares          Price          Shares          Price
                                                 ----------      ----------     ----------      ----------
Performance Equity Plan:
      Balance at beginning of year                  174,005      $     2.14        251,149      $     2.33
            Exercised                               (78,837)           2.84        (10,000)           1.00
            Forfeited                                (8,068)           3.02        (67,144)           2.99
                                                 ----------      ----------     ----------      ----------
      Balance at end of year                         87,100            1.43        174,005            2.14
                                                 ==========                     ==========

      Options exercisable at year end                78,500            1.45        156,805            2.24

Non-qualified Stock Option Plan:
      Balance at beginning of year                2,237,800      $     1.50      1,319,800      $     1.33
            Granted                                      --              --        918,000            1.75
            Exercised                               (21,400)           1.31             --              --
            Forfeited                              (147,500)           1.48             --              --
                                                 ----------                     ----------
      Balance at end of year                      2,068,900            1.51      2,237,800            1.50
                                                 ==========                     ==========

      Options exercisable at year end             1,085,500            1.42        788,900            1.37
      Weighted average fair value of options
      granted during the year at exercise
      prices which equal market price of
      stock at date of grant                             --              --        918,000             .99

Outside Directors Stock Option Plan:
      Balance at beginning of year                  255,000      $     2.34        225,000      $     2.31
            Granted                                  40,000            2.73         30,000            2.59
            Forfeited                               (45,000)           3.02             --              --
                                                 ----------                     ----------
      Balance at end of year                        250,000            2.28        255,000            2.34
                                                 ==========                     ==========

      Options exercisable at year end               225,000            2.25        240,000            2.32
      Weighted average fair value of options
      granted during the year at exercise
      prices which equal market price of
      stock at date of grant                         40,000            1.27         30,000            1.47

                                                            2000
                                                  --------------------------
                                                   Weighted        Weighted
                                                   Average         Average
                                                   Exercise        Exercise
                                                    Shares          Price
                                                  ----------      ----------
Performance Equity Plan:
      Balance at beginning of year                   260,149      $     2.28
            Exercised                                     --              --
            Forfeited                                 (9,000)           1.25
                                                  ----------      ----------
      Balance at end of year                         251,149            2.33
                                                  ==========      ==========

      Options exercisable at year end                213,748            2.53

Non-qualified Stock Option Plan:
      Balance at beginning of year                   837,800      $     1.37
            Granted                                  510,000            1.27
            Exercised                                     --              --
            Forfeited                                (28,000)           1.26
                                                  ----------
      Balance at end of year                       1,319,800            1.33
                                                  ==========

      Options exercisable at year end                542,000            1.44
      Weighted average fair value of options
      granted during the year at exercise
      prices which equal market price of
      stock at date of grant                         510,000            0.79

Outside Directors Stock Option Plan:
      Balance at beginning of year                   210,000      $     2.36
            Granted                                   15,000            1.69
            Forfeited                                     --              --
                                                  ----------
      Balance at end of year                         225,000            2.31
                                                  ==========

      Options exercisable at year end                225,000            2.31
      Weighted average fair value of options
      granted during the year at exercise
      prices which equal market price of
      stock at date of grant                          15,000            1.06

The following table summarizes information about options under the plan outstanding at December 31, 2002:

                                                Options Outstanding              Options Exercisable
                                        -------------------------------------  -----------------------
                                          Number      Weighted                  Number
                                        Outstanding    Average      Weighted   Outstanding   Weighted
                                            at        Remaining      Average       at         Average
Description and Range                    Dec. 31,    Contractual     Exercise    Dec. 31,    Exercise
of Exercise Prices                         2002         Life          Price       2002         Price
                                        ----------   -------------------------------------------------
Performance Equity Plan:
1993 Awards ($5.25)                          6,500     0.8 years     $   5.25      6,500     $   5.25
1996 Awards ($1.00)                         40,000     3.4 years         1.00     40,000         1.00
1998 Awards ($1.25)                         40,600     5.8 years         1.25     32,000         1.25
                                        ----------                             ---------
                                            87,100     4.3 years         1.43     78,500         1.45
                                        ==========                             =========

Non-qualified Stock Option Plan:
1994 Awards ($4.75)                            300     1.2 years     $   4.75        300     $   4.75
1995 Awards ($2.88)                         85,000     2.0 years         2.88     85,000         2.88
1996 Awards ($1.00)                        270,000     3.4 years         1.00    270,000         1.00
1997 Awards ($1.375)                       229,000     4.3 years         1.38    229,000         1.38
1998 Awards ($1.25)                        195,000     5.8 years         1.25    156,000         1.25
2000 Awards ($1.25-$1.50)                  438,000     7.3 years         1.26    175,200         1.26
2001 Awards ($1.75)                        851,600     8.3 years         1.75    170,000         1.75
                                        ----------                             ---------
                                         2,068,900     6.5 years         1.51  1,085,500         1.42
                                        ==========                             =========

Outside Directors Stock Option Plan:
1994 Awards ($3.00 - $3.22)                 45,000     1.8 years         3.04     45,000         3.04
1995 Awards ($3.25)                         20,000     2.0 years         3.25     20,000         3.25
1996 Awards ($1.75)                         35,000     3.9 years         1.75     35,000         1.75
1997 Awards ($2.125)                        15,000     4.9 years         2.13     15,000         2.13
1998 Awards ($1.375)                        15,000     5.4 years         1.38     15,000         1.38
1999 Awards ($1.2188 - $1.25)               35,000     6.7 years         1.24     35,000         1.24
2000 Awards ($1.688)                        15,000     8.0 years         1.69     15,000         1.69
2001 Awards ($2.43 - $2.75)                 30,000     8.6 years         2.59     30,000         2.59
2002 Awards ($2.58 - $2.98)                 40,000     9.6 years         2.73     15,000         2.98
                                        ----------                             ---------
                                           250,000     5.6 years         2.28    225,000         2.25
                                        ==========                             =========

Warrants

We have issued various Warrants pursuant to acquisitions, private placements, debt and debt conversion and to facilitate certain financing arrangements. The Warrants principally are for a term of three to five years and entitle the holder to purchase one share of Common Stock for each warrant at the stated exercise price.

      o In connection with the Preferred Stock issuances as discussed fully in Note 5, we issued Warrants during 1997 for the purchase of 1,591,250 shares of Common Stock of which 751,250 shares are currently outstanding exercise prices from $1.81 to $2.50 per share.

      o During 1999, the Company entered into a consulting agreement for certain investor relations services whereby we agreed to pay a consulting fee and issued two Common Stock purchase Warrants for an aggregate of up to 480,000 shares of Common Stock exercisable at exercise prices from $1.20 to $1.40 per share.

      o During 2000, the Company entered into a consulting agreement for certain investment banking services whereby we agreed to pay a consulting fee and issued Warrants in the aggregate amount of up to 150,000 shares of Common Stock exercisable at an exercise price equal to $1.44 per share.

      o During 2000, the Company entered into a financial advisory and consulting agreement to assist in preparing for a private placement offering of our Common Stock. Under the terms of the consulting agreement the Company issued two Warrants for an aggregate of 610,000 shares of Common Stock at exercise prices from $1.50 to $1.75 per share.

      o During 2001, the Company entered into a consulting agreement, and pursuant to the terms of such agreement the Company issued a Warrant for the exercise of 20,000 shares of Common Stock at an exercise price of $2.35 per share.

      o Upon completion of a new term loan and revolving credit line agreement (see note 6), Warrants were issued to certain investment banking firms and intermediaries for an aggregate amount of up to 1,283,332 shares of Common Stock exercisable at an exercise price equal to $1.44 per share.

      o During 2000 and 2001, pursuant to financing in relation to the DSSI acquisition, we issued seven Warrants for an aggregate amount of up to 1,020,000 shares of Common Stock to Capital Bank, exercisable at exercise prices from $1.42 to $1.97 per share.

      o During 2001, the Company issued, as part of completing the interim financing with BHC, warrants for an aggregate amount of 1,167,141 shares of Common Stock exercisable at exercise prices from $1.44 to $1.46 per share.

      o Pursuant to an agreement with Capital Bank in July 2001 for the satisfaction of all amounts due under the $3 million loan agreement with Capital Bank, the Company issued two Warrants for an aggregate amount of 2,464,405 shares of Common Stock at an exercise price of $1.75 per share.

      o During 2001, the Company issued Warrants to investors as part of a private placement offering ("Offering") and to appointed placement agents for assistance in completing the Offering, for an aggregate of 4,505,566 shares of Common Stock at an exercise price of $1.75 per share.

      o On July 31, 2001, pursuant to closing the long-term financing with AMI and BEC, the Company issued Warrants in the aggregate amount of 1,609,858 shares of Common Stock exercisable at exercise prices from $1.44 to $1.50.

The Company issued no warrants in 2002. The Black-Scholes valuation of all warrants issued during 2001 was approximately $3,784,000, using the following weighted average assumptions: no dividend yield, an expected life ranging from three to seven years, expected volatility ranging from 25.0% to 53.5% and a risk- free interest rate of 4.25% to 4.99%. During 2002, a total of 55,000 Warrants were exercised for proceeds in the amount of $110,000 and 1,500 Warrants expired. During 2001, a total of 1,831,875 Warrants were exercised for proceeds in the amount of $3,641,000 and 830,625 Warrants expired.

The following details the Warrants currently outstanding as of December 31, 2002:


                                        Number of
                                       Underlying          Exercise       Expiration
Warrant Series                           Shares             Price           Date
---------------------------------     -------------     -------------     -------------
Class D Preferred Stock Warrants            751,250     $1.81 - $2.50       6/03 - 7/03
Consulting Warrants                       1,260,000     $1.20 - $2.35       4/03 - 1/05
PNC Financing Warrants                    1,283,332     $        1.44             12/05
Financing Warrants                        1,020,000     $1.42 - $1.94       8/03 - 3/04
BHC Financing Warrants                    1,167,141     $1.44 - $1.46       1/06 - 3/06
Debt for Equity Exchange Warrants         2,464,405     $        1.75              7/06
Private Placement Warrants                4,505,566     $        1.75              7/06
AMI and BEC Financing Warrants            1,609,858     $1.44 - $1.50       7/06 - 7/08
                                      -------------
                                         14,061,552
                                      =============

Shares Reserved

At December 31, 2002, we have reserved approximately 18.8 million shares of Common Stock for future issuance under all of the above options and warrant arrangements and the convertible Series 17 Preferred Stock. (See Note 5.)

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

PFD is required to remediate a parcel of leased property ("Leased Property"), which was formerly used as a Resource Conservation and Recovery Act of 1976 storage facility that was operated as a storage and solvent recycling facility by a company that was merged with PFD prior to the Company's acquisition of PFD. The Leased Property contains certain contaminated waste in the soils and groundwater. The Company was indemnified by the seller of PFD for costs associated with remediating the Leased Property, which entails remediation of soil and/or groundwater restoration. However, during 1995, the seller filed for bankruptcy. Prior to the acquisition of PFD by the Company, the seller had established a trust fund ("Remediation Trust Fund"), which it funded with the seller's stock to support the remedial activity on the Leased Property pursuant to the agreement with the Ohio Environmental Protection Agency ("Ohio EPA"). After the Company purchased PFD, it was required to advance $250,000 into the Remediation Trust Fund due to the reduction in the value of the seller's stock that comprised the Remediation Trust Fund, which stock had been sold by the trustee prior to the seller's filing bankruptcy and has subsequently put an additional $197,000 into the Remediation Trust Fund. PFD has brought action against the owners and former operators of the Leased Property to remediate the Leased Property and/or to recover any cost incurred by PFD in connection therewith. PFD filed a lawsuit against those parties that own the Leased Property and that operated the Leased Property prior to being sold to Quadrex for contributions relating to the remediation of the Leased Property. PFD and the defendants have agreed in principal to settle the lawsuit, subject to finalization and execution of definitive settlement agreements. Under the proposed settlement, the defendants would pay PFD $400,000 towards remediation of the Leased Property.

PFMI was previously named as a PRP under the Indiana state equivalent to the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 at the Four County Landfill site near DeLong, Indiana. In March 1999, PFMI the Indiana Department of Environmental Management ("IDEM"), and the members of the Four County Landfill Group and the Four County Landfill Operable Unit One RD/RA Group (collectively the "Groups") entered into an Agreed Order (the "Agreed Order") in an administrative proceeding before IDEM pursuant to which PFMI received a full and complete release from the Groups, a covenant from IDEM not to sue or take any administrative action against PFMI with respect to present or future liability relating to the site (with the exception of liability, if any, associated with loss of natural resources), and protection from contribution actions of third parties relating to the site. On July 13, 2001, the United States of America (the "Government") filed an action against PFMI and others, including members of the Groups, seeking to recover response costs allegedly incurred by the United States Environmental Protection Agency ("EPA") in connection with the Four County Landfill site. During the second quarter of 2002 PFMI, and other PRPs entered into an agreement to settle the suit. PFMI will pay approximately $153,000 of the total settlement of which the total amount was accrued in September 2002. The settlement agreement was finalized in October 2002, and provides that the Company will pay its portion of the settlement over a twelve month period beginning in March 2003.

Patrick Sullivan ("P. Sullivan"), the son of a former member of our Board of Directors, Thomas P. Sullivan ("Mr. Sullivan"), was employed by a subsidiary of the Company, Perma-Fix of Orlando, Inc. ("PFO"), as an executive and/or general manager from the date of the Company's acquisition of PFO in June 1999 to June 2002, when he terminated his employment to go to work for a competitor of PFO in Orlando, Florida. P. Sullivan is subject to an agreement with the Company that provides, in part, that P. Sullivan would not solicit customers, suppliers or employees of the Company or PFO for a period of two years after termination of his employment. The Company has been advised that P. Sullivan violated the agreement and his duties to the Company and PFO prior to and after he terminated his employment with PFO. P. Sullivan reimbursed the Company for certain personal expenses charged to, and paid by, the Company after the Company notified P. Sullivan of the claims. In December 2002, the Company filed a lawsuit against P. Sullivan in the circuit court of the Ninth Judicial Circuit in Orange County, Florida, for injunction relief and damages related to the above. P. Sullivan has denied the allegations. Mr. Sullivan has denied committing any breach of his fiduciary duties to the Company in connection with these alleged actions by his son.

In October 2002, the Company's subsidiary Perma-Fix of Memphis, Inc. ("PFM"), a discontinued operation, entered into a settlement agreement with Mid-South Industrial, Inc. and CNA Insurance Company to settle a lawsuit PFM filed seeking damages resulting from an explosion and fire which occurred in January 1997. Under the settlement agreement PFM received approximately $233,000 in October 2002, which was recorded as other income in the fourth quarter of 2002.

On February 24, 2003, East Tennessee Materials and Energy Corporation ("M&EC"), a subsidiary of Perma- Fix Environmental Services, Inc., commenced legal proceedings against Bechtel Jacobs Company, LLC, in the chancery court for Knox County, Tennessee, seeking payment from Bechtel Jacobs of approximately $4.3 million in surcharges relating to certain wastes that were treated by M&EC during 2001 and 2002. M&EC is operating primarily under three subcontracts with Bechtel Jacobs, which were awarded under contracts between Bechtel Jacobs and the U.S. Department of Energy. M&EC and Bechtel Jacobs have been discussing these surcharges under the subcontracts for many months. In 2002, the revenues generated by M&EC under the subcontracts with Bechtel Jacobs represented approximately 11.6% of Perma-Fix's 2002 total revenues. As of the date of this release, Bechtel Jacobs continues to deliver waste to M&EC for treatment and M&EC continues to accept such waste. Although Perma-Fix does not believe that this lawsuit will have a material adverse effect on its operations, Bechtel Jacobs could terminate the subcontracts with M&EC, as the subcontracts may be terminated at any time by either party.

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

Accrued Closure Costs and Environmental Liabilities

We maintain various closure cost financial assurance instruments to guarantee the proper decommissioning of our RCRA facilities upon cessation of operations. Additionally, in the course of owning and operating on- site treatment, storage and disposal facilities, we are subject to corrective action proceedings to restore soil and/or groundwater to its original state. These activities are governed by federal, state and local regulations and we maintain the appropriate accruals for restoration. As discussed in Note 8 and 9, we have recorded accrued liabilities for estimated closure costs and identified environmental remediation costs.

Insurance

Our business exposes us to various risks, including claims for causing damage to property or injuries to persons or claims alleging negligence or professional errors or omissions in the performance of its services, which claims could be substantial. We believe that our coverage is adequate to insure us against the various types of risks encountered.

Operating Leases

We lease certain facilities and equipment under operating leases. Future minimum rental payments as of December 31, 2002, required under these leases are $2,008,000 in 2003, $1,410,000 in 2004, $1,118,000 in 2005, $922,000 in 2006,
$537,000 in 2007 and $133,000 thereafter.

Net rent expense relating to our operating leases was $3,109,000, $2,922,000 and $2,245,000 for 2002, 2001 and 2000, respectively.

NOTE 13

PROFIT SHARING PLAN

We adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the "401(k) Plan") in 1992, which is intended to comply under Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Participating employees may make annual pretax contributions to their accounts up to 18% of their compensation, up to a maximum amount as limited by law. We, at our discretion, may make matching contributions based on the employee's elective contributions. Company contributions vest over a period of five years. We currently match up to 25% of our employees contributions, not to exceed 3% of a participant's compensation. We contributed $253,000 and $241,000 in matching funds during 2002 and 2001, respectively.

NOTE 14

OPERATING SEGMENTS

During 2002, we were engaged in eleven operating segments. Pursuant to FAS 131, we define an operating segment as:

  o   A business activity from which we may earn revenue and incur expenses;
  o Whose operating results are regularly reviewed by the President of the segment to make decisions about resources to be allocated within the segment and assess its performance; and

  o For which discrete financial information is available.

We therefore define our operating segments as each separate facility or location that we operate. These segments however, exclude the Corporate headquarters which does not generate revenue and Perma-Fix of Memphis, Inc., a discontinued operation, which is reported with Corporate headquarters. The accounting policies of the operating segments are the same as in Note 2.

Pursuant to FAS 131 we have aggregated our operating segments into three reportable segments to ease in the presentation and understanding of our business. Each reportable segment has a president who manages and makes decisions for the reportable segment as a whole. The results of the reportable segments are then reviewed by the Company's chief operating decision maker. We used the following criteria to aggregate our segments:

      o     The nature of our products and services;
      o     The nature of the production processes;
      o     The type or class of customer for our products and services;
      o     The methods used to distribute our products or provide our services;
            and
      o     The nature of the regulatory environment.

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

The table below shows certain financial information by business segment for 2002, 2001 and 2000 and excludes the results of operations of the discontinued operations.


Segment Reporting December 31, 2002

                                         Industrial       Nuclear
                                           Waste           Waste                      Segments         Corporate      Consolidated
                                          Services        Services     Engineering      Total           Other(2)         Total
                                          --------        --------     -----------      -----           --------         -----
Revenue from external customers          $ 37,641(3)     $42,260(4)       $3,503       $  83,404        $    --        $  83,404
Intercompany revenues                       5,447          4,053             164           9,664             --            9,664
Interest income                                15             --              --              15              1               16
Interest expense                              683          2,188               1           2,872             31            2,903
Interest expense-financing fees                --              8              --               8          1,036            1,044
Depreciation and amortization               1,973          2,148              40           4,161             83            4,244
Segment profit (loss)                      (3,919)         5,625             338           2,044             --            2,044
Segment assets (1)                         40,171         59,035           2,189         101,395          4,430          105,825
Expenditures for segment assets             2,757          2,843              12           5,612            210            5,822



Segment Reporting December 31, 2001

                                         Industrial       Nuclear
                                           Waste           Waste                      Segments         Corporate      Consolidated
                                          Services        Services     Engineering      Total           Other(2)         Total
                                          --------        --------     -----------      -----           --------         -----
Revenue from external customers          $ 42,355(3)     $28,932(4)       $3,205       $  74,492        $    --        $  74,492
Intercompany revenues                       3,799          5,093             245           9,137             --            9,137
Interest income                                21             --              --              21              8               29
Interest expense                              932          1,909              36           2,877            161            3,038
Interest expense-Warrants                      --             --              --              --            234              234
Interest expense-financing fees                 6            605              --             611          2,121            2,732
Depreciation and amortization               2,659          1,787              90           4,536             80            4,616
Segment profit (loss)                        (150)           884             200             934         (1,681)            (747)
Segment assets(1)                          41,838         51,079           2,100          95,017          4,120           99,137
Expenditures for segment assets             1,757          2,817              14           4,588             10            4,598

Segment Reporting December 31, 2000

                                         Industrial       Nuclear
                                           Waste           Waste                      Segments         Corporate      Consolidated
                                          Services        Services     Engineering      Total           Other(2)         Total
                                          --------        --------     -----------      -----           --------         -----
Revenue from external customers          $ 44,191(3)      $11,737          $3,211       $  59,139        $    --        $  59,139
Intercompany revenues                       4,130           1,315             149           5,594             --            5,594
Interest income                                27              --              --              27             14               41
Interest expense                            1,183             445              59           1,687            445            2,132
Interest expense-Warrants                      --              --              --              --            344              344
Interest expense-financing fees                 8              --              --               8            173              181
Depreciation and amortization               2,793             703              83           3,579             72            3,651
Segment profit (loss)                      (1,296)            914             131            (251)          (511)            (762)
Segment assets(1)                          46,546          19,816           2,483          68,845          3,926           72,771
Expenditures for segment assets             2,152             587              51           2,790             46            2,836

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2) Amounts reflect the activity for corporate headquarters, and the activity for PFM, which is a discontinued operation, not included in the segment information.

(3) The consolidated revenues within the Industrial Waste Management Services segment include DRMS contracts for 2002 which total $6,642,000 (or 8.0%) of total revenue, $5,996,000 (or 8.0%) for the year ended December 31, 2001, and $7,606,000 (or 12.9%) for the year ended December 31, 2000.

(4) The consolidated revenues within the Nuclear Waste management Services segment include the Oak Ridge contracts for 2002 which total $9,664,000 (or 11.6%) of total revenue and $6,300,000 (or 8.5%) for the year ended 2001.

NOTE 15

QUARTERLY OPERATING RESULTS

Unaudited quarterly operating results are summarized as follows (in thousands, except per share data):

                                                                  Three Months Ended (unaudited)
                                                   ------------------------------------------------------------
                                                   March 31         June 30       September 30      December 31
                                                   --------        ---------        ---------        ---------
2002

Revenues                                           $ 16,451        $  22,485        $  24,232        $  20,236
Gross Profit                                          3,139            7,950            7,244            6,016
Net income (loss) applicable to Common Stock         (2,030)           2,765            1,508             (199)
Basic net income (loss) per common share               (.06)             .08              .04             (.01)
Diluted net income (loss) per common share             (.06)             .06              .04             (.01)
Stockholders' equity                                 40,209           43,071           44,685           44,585
Total assets                                         99,829          100,764          104,916          105,825

2001

Revenues                                           $ 18,712        $  17,840        $  17,386        $  20,554
Gross Profit                                          4,547            4,463            5,963            7,077
Net income (loss) applicable to Common Stock           (572)            (746)            (613)           1,184
Basic net income (loss) per common share               (.03)            (.03)            (.02)             .03
Diluted net income (loss) per common share             (.03)            (.03)            (.02)             .03
Stockholders' equity                                 23,258           30,289           40,408           41,841
Total assets                                         80,876           97,169           99,180           99,137


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth, as of the date hereof, information concerning the Directors and Executive Officers of the Company:

NAME                                              AGE   POSITION
----                                              ---   --------
Dr. Louis F. Centofanti                           59    Chairman of the Board, President and Chief Executive Officer
Mr. Jon Colin                                     47    Director
Mr. Mark A. Zwecker                               52    Director
Mr. Jack Lahav                                    54    Director
Mr. Alfred C. Warrington, IV                      67    Director
Mr. Richard T. Kelecy                             47    Chief Financial Officer, Vice President and Secretary
Mr. Roger Randall                                 59    Vice President - Contract Management
Mr. Larry McNamara                                53    President, Nuclear Services
Mr. William Carder                                53    Vice President Sales & Marketing


Each director is elected to serve until the next annual meeting of stockholders.

DR. LOUIS F. CENTOFANTI

The information set forth under the caption "Executive Officers of the Company" on page 14 is incorporated by reference.

MR. JON COLIN

Mr. Colin has served as a Director of the Company since December 1996. Mr. Colin is currently Chief Executive Officer of Lifestar Response Corporation, a position he has held since April 2002. Previously Mr. Colin served as Chief Operating Officer of Lifestar Response Corporation from October 2000 to April 2002, and a consultant for Lifestar Response Corporation from September 1997 to October 2000. From 1990 to 1996, Mr. Colin served as President and Chief Executive Officer for Environmental Services of America, Inc., a publicly traded environmental services company. Mr. Colin has a B.S. in Accounting from the University of Maryland.

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

MR. JACK LAHAV

Jack Lahav has served as a Director of the Company since September 2001. Mr. Lahav is a private investor, specializing in launching and growing businesses. Previously, Mr. Lahav was founder and president of Remarkable Products, Inc. from 1980 to 1993; Co-Founder of Lamar Signal Processing, Inc.; President of Advanced Technologies, Inc., a robotics company and Director of Vocaltech Communications, Inc.

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

MR. RICHARD T. KELECY

The information set forth under the caption "Executive Officers of the Company" on page 15 is incorporated by reference.

MR. ROGER RANDALL

The information set forth under the caption "Executive Officers of the Company" on page 15 is incorporated by reference.

MR. LARRY MCNAMARA

The information set forth under the caption "Executive Officers of the Company" on page 15 is incorporated by reference.

MR. WILLIAM CARDER

The information set forth under the caption "Executive Officers of the Company" on page 15 is incorporated by reference.

Certain Relationships

There are no family relationships between any of our existing Directors or executive officers. Dr. Centofanti is the only Director who is our employee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the regulations promulgated thereunder require the Company's executive officers and directors and beneficial owners of more than ten percent (10%) of any equity security of the Company registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes of ownership of the Company's equity securities with the Securities and Exchange Commission, and to furnish the Company with copies of all such reports. Based solely on a review of the copies of such reports furnished to the Company and information provided to the Company, the Company believes that during 2002 none of the executive officers and directors of the Company failed to timely file reports under
Section 16(a), except that a Form 5 for Thomas Sullivan was not timely filed for December 2002.

Capital Bank-Grawe Gruppe AG ("Capital Bank") has advised us that it is a banking institution regulated by the banking regulations of Austria which holds shares of our common stock on behalf of numerous investors. Capital Bank has represented that all of its investors are accredited investors under Rule 501 of Regulation D promulgated under the Act. In addition, Capital Bank has advised us that none of its investors beneficially own more than 4.9% of our common stock. Capital Bank has further informed us that its clients (and not Capital Bank) maintain full voting and dispositive power over such shares. Consequently, Capital Bank has advised us that it believes it is not the beneficial owner, as such term is defined in Rule 13d-3 of the Exchange Act, of the shares of our common stock registered in the name of Capital Bank because it has neither voting nor investment power, as such terms are defined in Rule 13d-3, over such shares. Capital Bank has informed us that it does not believe that it is required to file, and has not filed, reports under Section 16(a) or to file either Schedule 13D or Schedule 13G in connection with the shares of our common stock registered in the name of Capital Bank.

If the representations, or information provided, by Capital Bank are incorrect or Capital Bank was historically acting on behalf of its investors as a group, rather than on behalf of each investor independent of other investors, then Capital Bank and/or the investor group would have become a beneficial owner of more than 10% of our common stock on February 9, 1996, as a result of the acquisition of 1,100 shares of Series 1

Preferred Stock that were convertible into a maximum of 1,282,798 shares of Common Stock of the Company commencing 45 days after issuance of the Series 1 Preferred. If either Capital Bank or a group of Capital Bank's investors became a beneficial owner of more than 10% of the Company's Common Stock on February 9, 1996, and thereby required to file reports under Section 16(a) of the Exchange Act, then Capital Bank also failed to file a Form 3 or any Forms 4 or 5 for period from February 9, 1996, until the present.

ITEM 11.          EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the aggregate cash compensation paid to our Chairman and Chief Executive Officer, Chief Financial Officer, Vice President - Contract Management, and President of Nuclear Services.


                                                                         Annual Compensation
                                                             ------------------------------------------

                                                                                            Other
                                                                                           Annual
                                                                Salary       Bonus         Compen-
          Name and Principal Position                Year         ($)         ($)        sation ($)
-----------------------------------------------   ----------------------- ----------- -----------------
Dr. Louis F. Centofanti (1)
      Chairman of the Board, President and
      Chief Executive Officer                        2002         149,500          --        --
                                                     2001         138,667      40,000        --
                                                     2000         130,000          --        --

Richard T. Kelecy                                    2002         138,958          --        --
      Vice President and Chief                       2001         128,333      30,000        --
      Financial Officer                              2000         120,000          --        --

Roger Randall                                        2002         134,167          --        --
      Vice President - Contract Management           2001         123,333      25,000        --
                                                     2000         115,000          --        --

Larry McNamara                                       2002         137,042          --        --
      President of Nuclear Services                  2001         127,667      30,000        --
                                                     2000         116,448          --        --

                                                                 Long-Term
                                                               Compensation
                                                  --------------------------------------
                                                                                              All
                                                    Restricted          Securities           Other
                                                       Stock            Underlying          Compen-
                                                     Award(s)          Options/SARs          sation
          Name and Principal Position                   ($)                 (#)              ($)(2)
-----------------------------------------------   ---------------  --------------------- --------------
Dr. Louis F. Centofanti (1)
      Chairman of the Board, President and
      Chief Executive Officer                           --                       --          11,214
                                                        --                  100,000          11,310
                                                        --                   75,000          11,310

Richard T. Kelecy                                       --                       --          10,725
      Vice President and Chief                          --                   70,000          10,800
      Financial Officer                                 --                   50,000          10,725

Roger Randall                                           --                       --          9,000
      Vice President - Contract Management              --                   70,000          9,000
                                                        --                   50,000          9,000

Larry McNamara                                          --                       --          10,826
      President of Nuclear Services                     --                  120,000          10,708
                                                        --                   50,000          4,404

(1) Dr. Centofanti previously received compensation pursuant to an employment agreement dated October 1, 1997, which expired on September 30, 2000. As of the date of this report, Dr. Centofanti has not entered into a new employment agreement. Effective September 1, 2001, Dr. Centofanti's annual salary was increased from $130,000, as established in July 1999, to $156,000.

(2) Each noted executive is provided a monthly automobile allowance in the amount of $750. Also included, where applicable, is the Company's 401(k) matching contribution.

Option Grants in 2002

During 2002, there were no individual grants of stock options made to any of the executive officers named in the Summary Compensation Table.

Aggregated Option Exercised in 2002 and Fiscal Year-end Option Values

The following table sets forth information concerning each exercise of stock options during 2002, by each of the executive officers named in the Summary Compensation Table and the fiscal year-end value of unexercised options:

                                Shares           Value         Number of Unexercised                   Value of Unexercised
                              Acquired on      Realized      Options at Fiscal year-end                in-the-Money Options
              Name          Exercise (#)(1)     ($)(1)                  (#)                          at Fiscal Year End ($)(2)
             ------         ---------------    --------    --------------------------------      ---------------------------------
                                                            Exercisable       Unexercisable      Exercisable         Unexercisable
                                                           ------------       -------------      -----------         -------------
Dr. Louis F.  Centofanti          --              --         370,000               125,000            77,500              116,250
Richard Kelecy                    --              --         188,000                92,000           200,500               87,000
Roger Randall                     --              --         168,000                92,000           200,500               87,000
Larry McNamara                    --              --          44,000               126,000            43,000              109,500

(1) No options were exercised during 2002.

(2) Represents the difference between $2.50 (the closing price of the Company's Common Stock reported on the National Association of Securities Dealers Automated Quotation ("NASDAQ") Small Cap Market on December 31, 2002), and the option exercise price. The actual value realized by a named executive officer on the exercise of these options depends on the market value of the Company's Common Stock on the date of exercise.

401(k) Plan

The Company adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the "401(k) Plan") in 1992, which is intended to comply with Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974. All employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Participating employees may make annual pretax contributions to their accounts up to 18% of their compensation, up to a maximum amount as limited by law. The Company, at its discretion, may make matching contributions based on the employee's elective contributions. Company contributions vest over a period of five years. The Company currently matches up to 25% of our employee's contributions, not to exceed 3% of a participant's compensation. The Company contributed $253,000 in matching funds during 2002.

Employee Stock Purchase Plan

The Company has adopted the Perma-Fix Environmental Services, Inc. 1996 Employee Stock Purchase Plan (the "1996 Plan") which is intended to comply with Section 423 of the Code. All full-time employees who have completed at least six months of continuous service, other than those that are deemed, for the purpose of
Section 423(b)(3) of the Code, to own stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company, are eligible to participate in the 1996 Plan. Participating employees ("Participants") may authorize for payroll periods beginning on or after January 1, 1997, payroll deductions from compensation for the purpose of funding the Participant's stock purchase account ("Stock Purchase Account"). This deduction shall be not less than 1% nor more than 5% of the Participant's gross amount of compensation. The purchase price per share of the Common Stock to be sold to Participants pursuant to the 1996 Plan is the sum of (a) 85% of the fair market value of each share on the offering date on which such Offering commences or on the Exercise Date (as defined in the 1996 Plan) on which such offering expires, whichever is the lower, and (b) any transfer, excise or similar tax imposed on the transaction pursuant to which shares of Common Stock are purchased. The "Offering Date" means the first day of each January and July during which the 1996 Plan is in effect, commencing with January 1, 1997. There is no holding period regarding Common Stock purchased under the 1996 Plan, however, in order for a participant to be entitled to the tax treatment described in Section 423 of the Code with respect to the Participant's sale of Common Stock purchased under the 1996 Plan, such Stock must not be sold for at least one year after acquisition under the 1996 Plan, except in the case of death. Any Participant may voluntarily withdraw from the 1996 Plan by filing a notice of withdrawal with the Board of Directors prior to the 15th day of the last month in a Purchase Period (as defined in the 1996 Plan). Upon such withdrawal, there shall be paid to the Participant the amount, if any, standing to the Participant's credit in the Participant's Stock Purchase Account. If a Participant ceases to be an eligible employee, the entire amount standing to the Participant's credit in the Participant's Stock Purchase Account on the effective date of such occurrence shall be paid to the Participant. The first purchase period commenced July 1, 1997. The following table details the resulting employee stock purchase totals, which includes 43,243 shares for the purchase period July 1 through December 31, 2002, which were issued in January 2003.

       Purchase Period                    Proceeds              Shares Purchased
       ---------------                    --------              ----------------
July 1 - December 31, 1997            $    16,000                       8,276
January 1 - June 30, 1998                  17,000                      10,732
July 1 - December 31, 1998                 22,000                      17,517
January 1 - June 30, 1999                  28,000                      21,818
July 1 - December 31, 1999                 49,000                      48,204
January 1 - June 30, 2000                  54,000                      53,493
July 1 - December 31, 2000                 52,000                      46,632
January 1 - June 30, 2001                  48,000                      43,324
July 1 - December 31, 2001                 69,000                      33,814
January 1 - June 30, 2002                  92,000                      42,917
July 1 - December 31, 2002                 92,000                      43,243


Compensation of Directors

In 2002, we paid our outside directors fees of $1,500 for each month of service, resulting in the five outside directors earning annual director's fees in the total amount of $85,000. Each Director elects to receive either 65% or 100% of the director's fee in shares of our Common Stock based on 75% of the fair market value of the Common Stock determined on the business day immediately preceding the date that the fee is due. The balance of each director fee, if any, is payable in cash. The aggregate amount of accrued director's fees paid during 2002 to the five outside directors (Messrs. Colin, Lahav, Sullivan, Warrington and Zwecker) was $81,000, paid by the issuance of 40,232 shares of Common Stock. The aggregate amount of accrued director fees at December 31, 2002, to be paid in 2003, totals $22,000. Reimbursement of expenses for attending meetings of the Board are paid in cash at the time of the applicable Board meeting. The outside directors do not receive additional compensation for committee participation or special assignments except for reimbursement of expenses. We do not compensate the directors that also serve as our officers or employees of our subsidiaries for their service as directors.

We believe that it is important for our directors to have a personal interest in our success and growth and for their interests to be aligned with those of our stockholders. Therefore, under the Company's 1992 Outside Directors Stock Option and Incentive Plan ("Outside Directors Plan"), each outside director is granted an option to purchase up to 15,000 shares of Common Stock on the date such director is initially elected to the Board of Directors and receives on each reelection date an option to purchase up to another 5,000 shares of Common Stock, with the exercise price being the fair market value of the Common Stock on the date that the option is granted. No option granted under the Outside Directors Plan is exercisable until after the expiration of six months from the date the option is granted and no option shall be exercisable after the expiration of ten years from the date the option is granted. As of December 31, 2002, options to purchase 250,000 shares of Common Stock had been granted under the Outside Directors Plan.

As of the date of this report, we have issued 224,563 shares of the Company's Common Stock in payment of director fees, covering the period January 1, 1995 through December 31, 2002. The number of shares of Common Stock which may be issued in the aggregate under the Outside Directors Plan, either under options or stock awards, is 500,000 shares subject to adjustment.

Although Dr. Centofanti is not compensated for his services provided as a director, Dr. Centofanti is compensated for his services rendered as an officer of the Company. See "EXECUTIVE COMPENSATION -- Summary Compensation Table."

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

Compensation Committee Interlocks and Insider Participation

During the period January to December 2002, the Compensation and Stock Option Committee for the Company's Board of Directors was composed of Mark Zwecker and Jack Lahav. Thomas P. Sullivan also served on the Compensation and Stock Option Committee from January until his resignation in December 2002. Mr. Zwecker was neither an officer nor an employee during 2002, however, Mr. Zwecker did serve as our Secretary from June 1995 until June 30, 1996.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

Security Ownership of Certain Beneficial Owners

The table below sets forth information as to the shares of voting securities beneficially owned as of March 13, 2003, by each person known by us to be the beneficial owners of more than 5% of any class of the Company's voting securities.

                                                                    Amount and             Percent
              Name of                                  Title         Nature of                of
           Beneficial Owner                          of Class        Ownership             Class(1)
           ----------------                          --------        ---------             --------
Kern Capital Management, LLC(2)                      Common         2,753,400               7.9%


(1) In computing the number of shares and the percentage of outstanding Common Stock "beneficially owned" by a person, the calculations are based upon 34,697,267 shares of Common Stock issued and outstanding on March 13, 2003 (excluding 988,000 Treasury Shares), plus the number of shares of Common Stock which such person has the right to acquire beneficial ownership of within 60 days.

(2) This beneficial ownership amount is according to the Schedule 13G, filed with the Securities and Exchange Commission, dated February 14, 2003. Kern Capital Management, LLC had sole voting and dispositive power over all of these shares.

Capital Bank represented to us that:

     o Capital Bank owns shares of the Company's Common Stock and rights to acquire shares of the Company's Common Stock only as agent for certain of Capital Bank's investors;

     o None of Capital Bank's investors beneficially own more than 4.9% of the Company's Common Stock;

     o Capital Bank's investors maintain full voting and dispositive power over the Common Stock beneficially owned by such investors; and

     o Capital Bank has neither voting nor investment power over the shares of Common Stock owned by Capital Bank, as agent for its investors.

Beneficial ownership by the Company's stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act. A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership of such securities within 60 days from March 13, 2003.

Notwithstanding the previous paragraph, if Capital Bank's representations to us described above are incorrect or if Capital Bank's investors are acting as a group, then Capital Bank or a group of Capital Bank's investors could be a beneficial owner of more than 10% of the Company's voting securities. The following table sets forth information as to the shares of voting securities owned of record by Capital Bank on the March 13, 2003, as if Capital Bank were the beneficial owner of such securities.

                                                           Amount and            Percent
             Name of                    Title              Nature of               of
          Beneficial Owner             of Class            Ownership            Class(1)
          ----------------             --------            ---------            --------
Capital Bank Grawe Gruppe(2)           Common           15,030,117 (2)           36.9%

(1) In computing the number of shares and the percentage of outstanding Common Stock "beneficially owned" by a person, the calculations are based upon 34,697,267 shares of Common Stock issued and outstanding on March 13, 2003 (excluding 988,000 Treasury Shares), plus the number of shares of Common Stock which such person has the right to acquire beneficial ownership of within 60 days.

(2) This amount includes 9,044,175 shares that Capital Bank owns of record, as agent for certain accredited investors and 4,319,275 shares that Capital Bank has the right to acquire, as agent for certain investors, within 60 days under certain Warrants. The Warrants are exercisable at exercise prices ranging from $1.42 to $1.97 per share of Common Stock. This amount also includes 1,666,667 shares of Common Stock issuable upon the conversion of 2,500 shares of Series 17 Preferred held by Capital Bank. This amount does not include the shares of Common Stock which may be issuable for payment of dividends on the Series 17 Preferred. Capital Bank has also advised the Company that it is holding these Warrants and shares on behalf of numerous clients, all of which are accredited investors. Although Capital Bank is the record holder of the shares of Common Stock and Warrants described in this note, Capital Bank has advised the Company that it does not believe it is a beneficial owner of the Common Stock or that it is required to file reports under Section 16(a) or Section 13(d) of the Exchange Act. Because Capital Bank (a) has advised the Company that it holds the Common Stock as a nominee only and that it does not exercise voting or investment power over the Common Stock held in its name and that no one investor of Capital Bank for which it holds Company Common Stock holds more than 4.9% of the issued and outstanding Common Stock of the Company; (b) has no right to, and is not believed to possess the power to, exercise control over the Company's management or its policies; (c) has not nominated, and has not sought to nominate, a director to the Company's board; and (d) has no representative serving as an executive officer of the Company, the Company does not believe that Capital Bank is an affiliate of the Company. Capital Bank's address is Burgring 16, 8010 Graz, Austria. Capital Bank has advised the Company that it is a banking institution.

Security Ownership of Management

The following table sets forth information as to the shares of voting securities beneficially owned as of March 13, 2003, by each Director and executive officer of the Company named in the Summary Compensation Table and by all Directors and executive officers of the Company as a group. Beneficial ownership by the Company's stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act. A person is deemed to be a beneficial owner of any voting securities for which that person has the right to acquire beneficial ownership within 60 days.

                                                                   Number of Shares
                                                                   of Common Stock               Percentage of
Name of Beneficial Owner                                          Beneficially Owned            Common Stock(1)
-------------------------                                         ------------------            ---------------
Dr. Louis F. Centofanti(2)(3)                                            1,250,434(3)                 3.56%
Mark A. Zwecker(2)(4)                                                      258,853(4)                    *
Jon Colin(2)(5)                                                             67,339(5)                    *
Jack Lahav(2)(6)                                                         1,171,876(6)                 3.32%
Alfred C. Warrington, IV(2)(7)                                             160,725(7)                    *
Richard T. Kelecy(2)(8)                                                    228,572(8)                    *
Roger Randall(2)(9)                                                        192,000(9)                    *
Larry McNamara(2)(10)                                                       78,000(10)                   *
Bill Carder(2)(11)                                                              --(11)                   *
Directors and Executive Officers as a Group (9 persons)                  3,407,799                    9.39%


* Indicates beneficial ownership of less than one percent (1%).

(1) See footnote (1) of the table under "Security Ownership of Certain Beneficial Owners."

(2) The business address of such person, for the purposes hereof, is c/o Perma-Fix Environmental Services, Inc., 1940 N.W. 67th Place, Gainesville, Florida 32653.

(3) These shares include (i) 541,434 shares held of record by Dr. Centofanti;
(ii) options to purchase 105,000 shares granted pursuant to the 1991 Performance Equity Plan and the 1993 Non-qualified Stock Option Plan, which are immediately exercisable; (iii) 300,000 shares granted pursuant to Dr. Centofanti's employment agreement that expired in 2000, which are immediately exercisable; and (iv) 304,000 shares held by Dr. Centofanti's wife. This amount does not include options to purchase 190,000 shares granted pursuant to the 1993 Non-qualified Stock Option Plan, which are not exercisable within sixty days. Dr. Centofanti has sole voting and investment power of these shares, except for the shares held by Dr. Centofanti's wife, over which Dr. Centofanti shares voting and investment power.

(4) Mr. Zwecker has sole voting and investment power over these shares which include: (i) 208,853 shares of Common Stock held of record by Mr. Zwecker; (ii) 5,000 options to purchase Common Stock pursuant to the 1993 Non-qualified Stock Option Plan, which are immediately exercisable; and (iii) options to purchase 45,000 shares granted pursuant to the 1992 Outside Directors Stock Option and Incentive Plan which are immediately exercisable.

(5) Mr. Colin has sole voting and investment power over these shares which include: (i) 22,339 shares held of record by Mr. Colin, and (ii) options to purchase 45,000 shares granted pursuant to the 1992 Outside Directors Stock Option and Incentive Plan which are immediately exercisable.

(6) Mr. Lahav has sole voting and investment power over these shares which include: (i) 580,447 shares of Common Stock held of record by Mr. Lahav; (ii) 20,000 options to purchase Common Stock pursuant to the 1992 Outside Directors Stock Option and Incentive Plan which are immediately exercisable; and (iii) 571,429 Warrants to purchase Common Stock purchased pursuant to our Private Offering held in 2001 which are exercisable immediately.

(7) Mr. Warrington has sole voting and investment power over these shares which include: (i) 125,725 shares of Common Stock held of record by Mr. Warrington;
(ii) 25,000 options to purchase Common Stock pursuant to the 1992 Outside Directors Stock Option and Incentive Plan which are immediately exercisable, and
(iii) 10,000 options to purchase Common Stock granted pursuant to the 1993 Non-qualified Stock Option Plan.

(8) Mr. Kelecy has sole voting and investment power over 16,572 shares of Common Stock held of record by Mr. Kelecy and 212,000 options to purchase Common Stock granted pursuant to the 1993 Non-qualified Stock Option Plan. This amount does not include options to purchase 143,000 shares of Common Stock granted pursuant to the 1993 Non-qualified Stock Option Plan which are not exercisable within sixty days.

(9) Mr. Randall has sole voting and investment power over these shares which include: (i) 192,000 options to purchase Common Stock pursuant to the 1993 Non-qualified Stock Option Plan, which are immediately exercisable. This amount does not include options to purchase 93,000 shares of Common Stock granted pursuant to the 1993 Non-qualified Stock Option Plan which are not exercisable within sixty days.

(10) Mr. McNamara has sole voting and investment power over these shares which include: (i) 78,000 options to purchase Common Stock pursuant to the 1993 Non-qualified Stock Option Plan which are exercisable within 60 days. This amount does not include Warrants to purchase 192,000 shares pursuant to the 1993 Non-qualified Stock Option Plan which are not exercisable within sixty days.

(11) Not included are options to purchase 50,000 shares of Common Stock granted pursuant to the 1993 Non- qualified stock Option Plan, which are not exercisable within sixty days.

Equity Compensation Plans

The following table sets forth information as of December 31, 2002, with respect to the Company's equity compensation plans.

                                                                       Equity Compensation Plan
                                       --------------------------------------------------------------------------------------------
                                                                                                      Number of securities
                                                                                                     remaining available for
                                                                          Weighted average            future issuance under
                                        Number of securities to           exercise price of            equity compensation
                                        be issued upon exercise              outstanding                plans (excluding
                                        of outstanding options,           options, warrants          securities reflected in
Plan Category                             warrants and rights                and rights                    column (a))
-----------------------------------------------------------------------------------------------------------------------------------
                                                  (a)                            (b)                          (c)
Equity compensation plans
        approved by stockholders                2,406,000                       $1.59                       1,612,391
Equity compensation plans not
        approved by stockholders                  300,000                        2.58                              --
                                       --------------------------------------------------------------------------------------------
Total                                           2,706,000                       $1.70                       1,612,391



Potential Change in Control

As of March 13, 2003, Capital Bank owned of record, as agent for certain accredited investors, 9,044,175 shares of common stock representing 26.1% of our issued and outstanding common stock. As of that date, Capital Bank also had the right to acquire an additional 5,985,942 shares of common stock, comprised of
(a) 4,319,275 shares of common stock issuable under various warrants held by Capital Bank, as agent for certain investors; and (b) 1,666,667 shares of common stock issuable to Capital Bank upon the conversion of 2,500 shares of Series 17 Preferred held by Capital Bank.

If Capital Bank were to acquire all of the shares of common stock issuable upon exercise of the various warrants held by Capital Bank and the shares of common stock issuable upon conversion of the Series 17 Preferred, then Capital Bank would own of record 15,030,117 shares of common stock, representing 36.9% of the issued and outstanding common stock. The foregoing estimates assume that we do not issue any other shares of common stock; no other warrants or options are exercised; we do not acquire additional shares of common stock as treasury stock; and Capital Bank does not dispose of any shares of common stock.

Capital Bank has advised us that it is a banking institution regulated by the banking regulations of Austria which holds shares of our common stock on behalf of numerous investors. Capital Bank asserts that it is precluded by Austrian law from disclosing the identities of its investors, unless so approved by each such investor. Certain of its investors recently gave Capital Bank permission to disclose their identities in order to be included as Selling Stockholders in our S-3 Registration Statement. Capital Bank has represented that all of its investors are accredited investors under Rule 501 of Regulation D promulgated under the Act. In addition, Capital Bank has advised us that none of its investors beneficially own more than 4.9% of our common stock. Capital Bank has further informed us that its clients (and not Capital Bank) maintain full voting and dispositive power over such shares. Consequently, Capital Bank has advised us that it believes it is not the beneficial owner, as such term is defined in Rule 13d-3, of the shares of our common stock registered in the name of Capital Bank because it has neither voting nor investment power, as such terms are defined in Rule 13d-3, over such shares. Capital Bank has informed us that it does not believe that it is required to file, and has not filed, reports under
Section 16(a) or to file either Schedule 13D or Schedule 13G in connection with the shares of our common stock registered in the name of Capital Bank.

If Capital Bank's investors agree to, or reach an understanding to, act as a group or otherwise to act in concert for the purposes of voting on matters subject to stockholder vote, our operations and management could be greatly impacted. For example, if Capital Bank acquires the shares of common stock described in the previous paragraph, the Capital Bank investor group may be able to cause a change in at least 50% of the members of our Board of Directors. This change in Board membership could be an event of default under our $22 million credit facility (the "Credit Facility") and our $5.6 million outstanding Subordinated Notes. If the Capital Bank investor group were to cause Dr. Louis Centofanti to be removed from our Board of Directors or as our president and chief executive officer, the removal could be an event of default under the Credit Facility and the Subordinated Notes. The Company is not aware of any agreement or understanding among Capital Bank's investors to act as a group.

If the representations or information provided, by Capital Bank are incorrect or if Capital Bank was historically acting on behalf of its investors as a group, rather than on behalf of each investor independent of other investors, Capital Bank and/or the investor group could have become a beneficial owner (as that term is defined under Rule 13d-3 as promulgated under the Exchange Act of 1934, as amended (the "Exchange Act")) of more than 10% of our Common Stock. Capital Bank and/or its investor group has not filed with the Securities and Exchange Commission and the Company, among other reports, any Forms 3, 4 or 5, and has not filed any applicable Schedules 13D or 13G as a result of acquiring shares of our voting equity securities.

Because Capital Bank (a) has advised us that it holds the common stock as a nominee only and that it does not exercise voting or investment power over our common stock held in its name and that no one investor of Capital Bank for which it holds our common stock holds more than 4.9% of our issued and outstanding common stock; (b) has no right to, and is not believed to possess the power to, exercise control over our management or our policies; (c) has not nominated, and has not sought to nominate, a director to our board; and (d) has no representative serving as an executive officer of the Company, we do not believe that Capital Bank is an affiliate of the Company.

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

Private Placement Offering

During July 2001, Jack Lahav, a current member of the Company's Board of Directors, purchased 571,429 units at $1.75 per unit pursuant to the Company's Private Offering completed July 2001, and Capital Bank, as agent for certain of its accredited investors, purchased 842,995 units in the Private Offering. Each unit consisted of one share of Common Stock and a Warrant to purchase one share of Common Stock at $1.75 per share. Stockholder approval was required prior to any of the Warrants being exercised. The stockholders of the Company approved the exercise of the Warrants in a special meeting of stockholders held in June 2002.

ITEM 14.          CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company's management. Based on their most recent evaluation, which was completed within 90 days of the filing of this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

                                     PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM

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

         (b)      Reports on Form 8-K

                  Current report on Form 8-K (Item 5-Other Events and Regulation FD Disclosure), was filed by the Company on November 26, 2002, reporting the completion of discussions with the Securities and Exchange Commission relating to SFAS 141 and 142.

                  Current report on Form 8-K (Item 5-Other Events and Regulation FD Disclosure), was filed by the Company on December 17, 2002, reporting the resignation of Thomas P. Sullivan from the Board of Directors of Perma-Fix Environmental Services, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Perma-Fix Environmental Services, Inc.

By /s/ Dr. Louis F. Centofanti                        Date     March 27, 2003
   --------------------------------------                   --------------------
   Dr. Louis F. Centofanti
   Chairman of the Board
   Chief Executive Officer


By /s/ Dr. Louis F. Centofanti                        Date     March 27, 2003
   --------------------------------------                   --------------------
   Dr. Louis F. Centofanti


By /s/ Richard T. Kelecy                              Date     March 27, 2003
   --------------------------------------                   --------------------
   Richard T. Kelecy
   Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.


By  /s/ Jon Colin                                     Date     March 27, 2003
   --------------------------------------                   --------------------
   Jon Colin, Director


   /s/ Jack Lahav                                     Date     March 27, 2003
   --------------------------------------                   --------------------
By Jack Lahav, Director


By /s/ Alfred C. Warrington, IV                       Date     March 27, 2003
   --------------------------------------                   --------------------
   Alfred C. Warrington, IV, Director


By /s/Mark A. Zwecker                                 Date     March 27, 2003
   --------------------------------------                   --------------------
   Mark A. Zwecker, Director


By /s/ Dr. Louis F. Centofanti                        Date     March 27, 2003
   --------------------------------------                   --------------------
   Dr. Louis F. Centofanti, Director

                                 CERTIFICATIONS

I, Dr. Louis F. Centofanti, certify that:

      1. I have reviewed this annual report on Form 10-K of Perma-Fix Environmental Services, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:       March 27, 2003


/s/ Dr. Louis F. Centofanti
----------------------------------------
Dr. Louis F. Centofanti
Chairman of the Board Chief Executive Officer

                                 CERTIFICATIONS

I, Richard T. Kelecy, certify that:

      1. I have reviewed this annual report on Form 10-K of Perma-Fix Environmental Services, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:       March 27, 2003


/s/Richard T. Kelecy
-------------------------------
Richard T. Kelecy
Chief Financial Officer

                                   SCHEDULE II

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 2002, 2001, and 2000
                             (Dollars in thousands)

                                                                                 Additions
                                                                                 Charged to
                                         Balance at    Costs,                     Balance
                                         Beginning    Expenses                    at End
Description                               of Year     and Other   Deductions      of Year
------------------------------------      -------     ---------   ----------      -------
Year ended December 31, 2002:
     Allowance for doubtful accounts       $725        $1,200        $713         $1,212

Year ended December 31, 2001:
     Allowance for doubtful accounts       $894        $  399        $568         $  725

Year ended December 31, 2000:
     Allowance for doubtful accounts       $952        $  160        $218         $  894

                                  EXHIBIT INDEX
                                  -------------

    Exhibit No.                 Description
    -----------                 -----------
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

        3(i) Restated Certificate of Incorporation, as amended, and all Certificates of Designations are incorporated by reference from 3.1(i) to the Company's Form 10-Q for the quarter ended
                September 30, 2002.

        3(ii)   Bylaws are incorporated by reference from the Company's
                Registration Statement, No. 33- 51874.

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

        4.3     First Amendment to Loan Agreement and Consent, dated January 30,
                2001, between the Company and PNC Bank, National Association as incorporated by reference from Exhibit 99.7 to the Company's
                Form 8-K dated January 31, 2001.

        4.4 Note and Warrant Purchase Agreement, dated July 31, 2001, among the Company, AMI, and BEC is incorporated by reference from
                Exhibit 99.1 to the Company's Form 8-K, dated July 30, 2001.

        4.5 Form of 13.50% Senior Subordinated Note Due 2006 is incorporated by reference from Exhibit 99.2 to the Company's Form 8-K, dated
                July 30, 2001.

        4.6 Form of Common Stock Purchase Warrant, expiring July 31, 2008, issued by the Company to AMI and BEC to purchase up to 1,281,731 shares of the Company's Common Stock is incorporated by reference from Exhibit 99.3 to the Company's Form 8-K, dated
                July 30, 2001.

        4.7 Specimen Certificate relating to Series 17 Preferred as incorporated by reference from Exhibit 4.4 to the Company's Form
                8-K, dated June 15, 2001.

        4.8 Conversion and Exchange Agreement, dated May 25, 2001, but effective as of April 6, 2001, between the Company and RBB Bank
                Aktiengesellschaft (k/n/a Capital Bank Grawe-Gruppe) is incorporated by reference from Exhibit 4.5 to the Company's Form
                8-K, dated June 15, 2001.

        4.9     Form of Subscription Agreement incorporated by reference from
                Exhibit 4.2 to Company's Form 8-K dated June 15, 2001.

        4.10    Amendment No. 1 to Revolving Credit, Term Loan and Security
                Agreement, dated as of June 10, 2002, between the Company and PNC Bank is incorporated by reference from Exhibit 4.3 to the Company's Form 10-Q for the quarter ended September 30, 2002.

    Exhibit No.                 Description
    -----------                 -----------
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

        10.7 1993 Non-qualified Stock Option Plan as incorporated by reference from the Company's Proxy Statement, dated October 12,
                1993.

        10.8 401(K) Profit Sharing Plan and Trust of the Company as incorporated by reference from Exhibit 10.5 to the Company's
                Registration Statement, No. 33-51874. 10.9 Letter agreement, dated December 19, 2000, between the Company and RBB Bank
                Aktiengesellschaft, as incorporated by reference from Exhibit
                99.2 to the Company's Form 8- K dated December 22, 2000.

        10.10   Stand-Still Agreement, dated January 31, 2001, among the
                Company, Chem-Met Services, Inc., PNC Bank, National
                Association, and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 99.2 to the Company's Form 8-K dated
                December 22, 2000.

        10.11   Warrant dated August 29, 2000, issued by the Company to RBB Bank
                Aktiengesellschaft for the purchase of the Company's common stock as incorporated by reference from Exhibit 4.3 to the Company's Form 8-K dated September 15, 2000.

        10.12   Warrant, dated November 29, 2000, issued to RBB Bank
                Aktiengesellschaft for the purchase of 300,000 shares of the Company's Common Stock as incorporated by reference from Exhibit
                99.5 to the Company's Form 8-K dated December 22, 2000. A substantially similar warrant, dated October 30, 2000, for the purchase of 150,000 shares of the Company's common stock issued to RBB Bank, as well as substantially similar warrants dated
                December 29, 2000, January 31, 2001, February 28, 2001 and March
                31, 2001 for the purchase of 105,000 shares of the Company's common stock each will be provided to the Commission upon request.

        10.13   Warrant, dated December 22, 2000, issued by the Registrant to
                Ryan, Beck & Co., LLC (formerly Ryan, Beck & Co., Inc.) ("Ryan
                Beck") for the purchase of 213,889 shares of the Company's common stock, as incorporated by reference from Exhibit 99.6 to the Company's Form 8-K dated January 31, 2001. Substantially similar warrants for the purchase of an aggregate 191,067 shares of the Company's common stock assigned by Ryan Beck to each of Randy F. Rock and Michael J. Kollender, along with the remaining
                98,768 warrants issued to Ryan Beck will be provided to the Commission upon request. Substantially similar warrants, dated
                March 9, 2001 issued to Ryan Beck for the purchase of an aggregate 27,344 shares of the Company's common stock will be provided to the Commission upon request, along with substantially similar warrants dated March 9, 2001, for the purchase of 16,710 shares of the Company's common stock assigned by Ryan Beck to each of Randy F. Rock and Michael J. Kollender.
                Substantially similar warrants, dated December 22, 2000 for the purchase of an aggregate 694,791 shares of the Company's common stock assigned by Larkspur Capital Corporation ("Larkspur") to the Christopher T. Goodwin Trust (3,000 shares), the Kelsey A.
                Goodwin Trust (3,000 shares), Meera Murdeshwar (36,000 shares),
                Paul Cronson (219,597 shares), Robert C. Mayer, Jr. (219,597 shares) and Robert Goodwin (213,597 shares), along with the remaining 60,764 warrants issued to Larkspur on March 9, 2001 will be provided to the Commission upon request.

    Exhibit No.                 Description
    -----------                 -----------
        10.14   Warrant, dated January 31, 2001, for the purchase of shares of the Company's common stock issued by the Company to BHC Interim
                Funding, L.P. as incorporated by reference from Exhibit 99.5 to the Company's Form 8-K dated January 31, 2001.

        10.15   Common Stock Purchase Warrant dated June 9, 1997, between the
                Company and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 4.4 to the Company's Form 8-K, dated June
                11, 1997.

        10.16   Common Stock Purchase Warrant dated June 9, 1997, between the
                Company and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 4.5 to the Company's Form 8-K, dated June
                11, 1997.

        10.17   Stock Purchase Agreement, dated December 18, 2000, between the
                Company and Dr. Louis F. Centofanti as incorporated by reference from Exhibit 99.8 to the Company's Form 8-K dated December 22,
                2000.

        10.18   Basic Oak Ridge Agreement between East Tennessee Materials and
                Energy Corporation (M&EC) and Bechtel Jacobs Company, LLC No.
                1GB-99446V dated June 23, 1998, as incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998.

        10.19   Basic Oak Ridge Agreement between East Tennessee Materials and
                Energy Corporation (M&EC) and Bechtel Jacobs Company, LLC No.
                1GB-99447V dated June 23, 1998, as incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1998.

        10.20   Basic Oak Ridge Agreement between East Tennessee Materials and
                Energy Corporation (M&EC) and Bechtel Jacobs Company, LLC No.
                1GB-99448V dated June 23, 1998, as incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 1998.

        10.21   General agreement between East Tennessee Materials and Energy
                Corporation (M&EC) and the Company dated May 27, 1998, as incorporated by reference from Exhibit 10.4 to the Company's
                Form 10-Q for the quarter ended September 30, 1998.

        10.22 Appendix B to general agreement between East Tennessee Materials and Energy Corporation (M&EC) and the Company dated November 6,
                1998, as incorporated by reference from Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30, 1998.

        10.23   Subcontract Change Notice between East Tennessee Materials and
                Energy Corporation and Bechtel Jacobs Company, LLC, No.
                BA-99446/7 and 8F, dated July 2, 2002, are incorporated by reference from Exhibit 10.24 to the Company's Registration
                Statement No. 333-70676.

        10.24   Promissory Note for $1,230,000 issued to the Ann L. Sullivan
                Living Trust dated September 6, 1978, as incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated June
                1, 1999.

        10.25   Promissory Note for $1,970,000 issued to the Ann L. Sullivan
                Living Trust dated September 6, 1978, as incorporated by reference from Exhibit 10.2 to the Company's Form 8-K dated June
                1, 1999.

        10.26   Promissory Note for $1,500,000 issued to the Thomas P. Sullivan
                Living Trust dated September 6, 1978, as incorporated by reference from Exhibit 10.3 to the Company's Form 8- K dated
                June 1, 1999.

        10.27 Non-recourse Guaranty dated May 28, 1999, by and among Perma-Fix of Michigan, Inc., the Thomas P. Sullivan Living Trust dated
                September 6, 1978, and the Ann L. Sullivan Living Trust dated
                September 6, 1978, as incorporated by reference from Exhibit
                10.4 to the Company's Form 8-K dated June 1, 1999.

        10.28 Mortgage dated May 28, 1999, by Perma-Fix of Michigan, Inc. to the Thomas P. Sullivan Living Trust dated September 6, 1978 and the Ann L. Sullivan Living Trust dated September 6, 1978, as incorporated by reference from Exhibit 10.5 to the Company's
                Form 8-K dated June 1, 1999.

    Exhibit No.                 Description
    -----------                 -----------
        10.29   Form of Guaranty Agreement, dated as of July 31, 2001, of each of the Company's subsidiaries, Perma-Fix of Florida, Inc.,
                Perma-Fix of Fort Lauderdale, Inc., Perma-Fix of Dayton, Inc.,
                Perma-Fix Treatment Services, Inc., Perma-Fix of Memphis, Inc.,
                Perma-Fix, Inc., Perma-Fix of New Mexico, Inc., Reclamation
                Systems, Inc., Industrial Waste Management, Inc., Schreiber,
                Yonley & Associates, Mintech, Inc., Perma-Fix of Orlando, Inc.,
                Perma-Fix of South Georgia, Inc., Perma-Fix of Michigan, Inc.,
                Diversified Scientific Services, Inc., and East Tennessee
                Materials and Energy Corporation, incorporated by reference from
                Exhibit 99.4 to the Company's Form 8-K, dated July 30, 2001.

        10.30   Registration Rights Agreement, dated July 31, 2001, among the
                Company, AMI, and BEC is incorporated by reference from Exhibit
                99.5 to the Company's Form 8-K, dated July 30, 2001.

        10.31   Subordination Agreement, dated July 30, 2001, among the Company,
                AMI, and the Sullivan Trusts. The Company and the Sullivan
                Trusts entered into a substantially similar Subordination
                Agreement, dated July 30, 2001, with BEC. A copy of this
                Subordination Agreement will be provided to the Commission upon request is incorporated by reference from Exhibit 99.6 to the Company's Form 8-K, dated July 30, 2001.

        10.32   Senior Subordination Agreement, dated July 31, 2001, among the
                Company, PNC Bank, National Association, AMI, and BEC is incorporated by reference from Exhibit 99.7 to the Company's
                Form 8-K, dated July 30, 2001.

        10.33 Option Agreement, dated July 31, 2001, among the Company, AMI, and BEC is incorporated by reference from Exhibit 99.8 to the Company's Form 8-K, dated July 30, 2001.

        10.34   Promissory Note, dated June 7, 2001, issued by M&EC in favor of
                Performance Development Corporation is incorporated by reference from Exhibit 10.1 to the Company's Form 8-K, dated June 15,
                2001.

        10.35   Form 433-D Installment Agreement, dated June 11, 2001, between
                M&EC and the Internal Revenue Service is incorporated by reference from Exhibit 10.2 to the Company's Form 8-K, dated
                June 15, 2001.

        10.36 Debt-For-Stock Exchange Agreement, dated effective July 9, 2001, between the Registrant and Capital Bank-Grawe Gruppe AG, as incorporated by reference from Exhibit 10.1 to the Registrant's
                Current Report on Form 8-K dated July 9, 2001, and filed on July
                20, 2001.

        10.37 Common Stock Purchase Warrant, dated July 9, 2001, granted by the Registrant to Capital Bank-Grawe Gruppe AG for the right to purchase up to 1,839,405 shares of the Registrant's Common Stock at an exercise price of $1.75 per share incorporated by reference from Exhibit 10.12 to the Company's Registration
                Statement, No. 333-70676.

        10.38 Common Stock Purchase Warrant, dated July 9, 2001, granted by the Registrant to Herbert Strauss for the right to purchase up to 625,000 shares of the Registrant's Common Stock at an exercise price of $1.75 per share, incorporated by reference from Exhibit 10.13 to the Company's Registration Statement, No.
                333-70676.

        10.39   Warrant Agreement, dated July 31, 2001, granted by the
                Registrant to Paul Cronson for the right to purchase up to 43,295 shares of the Registrant's Common Stock at an exercise price of $1.44 per share, incorporated by reference from Exhibit
                10.20 to the Company's Registration Statement, No. 333-70676.
                Substantially similar Warrants, dated July 31, 2001, for the right to purchase up to an aggregate 218,752 shares of the Registrant's Common Stock at an exercise price of $1.44 per share were granted by the Registrant to Ryan Beck (6,836 shares), Ryan Beck (54,688), Michael Kollender (37,598 shares),
                Randy Rock (37,598 shares), Robert Goodwin (43,294 shares),
                Robert C. Mayer, Jr. (43,294 shares), and Meera Murdeshwar
                (6,837 shares). Copies will be provided to the Commission upon request.

    Exhibit No.                 Description
    -----------                 -----------
        10.40   Warrant to Purchase Common Stock, dated July 30, 2001, granted by the Registrant to David Avital for the purchase of up to
                143,000 shares of the Registrant's Common Stock at an exercise price of $1.75 per share, incorporated by reference from Exhibit
                10.21 to the Company's Registration Statement, No. 333-70676.
                Substantially similar Warrants for the purchase of an aggregate
                4,254,566 were issued to Capital Bank (842,995 shares), CICI
                1999 Qualified Annuity Trust (85,715 shares), Gerald D. Cramer
                (85,715 shares), CRM 1999 Enterprise Fund 3 (200,000 shares),
                Craig S. Eckenthal (57,143 shares), Danny Ellis Living Trust
                (250,000 shares), Europa International, Inc. (571,428 shares),
                Harvey Gelfenbein (28,571 shares), A. C. Israel Enterprises
                (285,715 shares), Kuekenhof Partners, L.P. (40,000), Kuekenhof
                Equity Fund, L.P. (60,000 shares), Jack Lahav (571,429 shares),
                Joseph LaMotta (28,571 shares), Jay B. Langner (28,571 shares),
                The F. M. Grandchildren Trust (42,857 shares), Mathers
                Associates (228,571 shares), Peter Melhado (115,000 shares),
                Pamela Equities Corp. (42,857 shares), Josef Paradis (143,000 shares), Readington Associates (57,143 shares), Dr. Ralph
                Richart (225,000 shares), Edward J. Rosenthal Profit Sharing
                Plan (28,571 shares), Yariv Sapir IRA (85,714 shares), and Bruce
                Wrobel (150,000 shares), respectively. Copies will be provided to the Commission upon request.

        10.41 Common Stock Purchase Warrant, dated July 30, 2001, granted by the Registrant to Ryan, Beck & Co. for the purchase of 20,000 shares of the Registrant's Common Stock at an exercise price of $1.75 per share, incorporated by reference from Exhibit 10.22 to the Company's Registration Statement, No. 333-70676.
                Substantially similar Warrants, dated July 30, 2001, for the purchase of an aggregate 74,000 shares of the Registrant's
                Common Stock at an exercise price of $1.75 per share were issued to Ryan, Beck & Co., LLC (14,000 shares), Larkspur Capital
                Corporation (34,000 shares), and National Securities Corporation
                (40,000 shares). Copies will be provided to the Commission upon request.

        10.42 Common Stock Purchase Warrant, dated July 31, 2001, granted by the Registrant to Associated Mezzanine Investors-PESI (I), L.P.
                for the purchase of up to 712,073 shares of the Registrant's
                Common Stock at an exercise price of $1.50 per share, incorporated by reference from Exhibit 10.23 to the Company's
                Registration Statement, No. 333-70676. A substantially similar
                Warrant was issued to Bridge East Capital L.P. for the right to purchase of up to 569,658 shares of the Registrant's Common
                Stock, and a copy will be provided to the Commission upon request.

        10.43   Subordination Agreement, dated January 31, 2001, among the
                Company, the Ann L. Sullivan Living Trust dated September 6,
                1978, and BHC Interim Funding, L.P. as incorporated by reference from Exhibit 99.3 to the Company's Form 8-K dated January 31,
                2001.

        21.1    List of Subsidiaries

        23.1    Consent of BDO Seidman, LLP

        99.1    Certification by Dr. Louis F. Centofanti, Chief Executive
                Officer of the Company. A signed original if this written statement required by Section 906 has been provided to Perma-Fix
                Environmental Services, Inc. and will be retained by Perma-Fix
                Environmental Services, Inc. and forwarded to the Securities and Exchange Commission or its staff upon request.

        99.2 Certification by Richard T. Kelecy, Chief Financial Officer of the Company. A signed original if this written statement required by Section 906 has been provided to Perma-Fix
                Environmental Services, Inc. and will be retained by Perma-Fix
                Environmental Services, Inc. and forwarded to the Securities and Exchange Commission or its staff upon request.