Form 10-Q
period 2003-03-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2003-05-15
CIK 891532

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______________ to _____________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

             Class                               Outstanding at May 12, 2003
             -----                               ---------------------------
  Common Stock, $.001 Par Value                        34,799,254
                                                 (excluding 988,000 shares
                                                   held as treasury stock)

===============================================================================

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                                      INDEX

                                                                              Page No.
                                                                              --------
PART I       FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets -
                       March 31, 2003 and December 31, 2002 ...................   2

                   Consolidated Statements of Operations -
                       Three Months Ended March 31, 2003 and 2002 .............   4

                   Consolidated Statements of Cash Flows -
                       Three Months Ended March 31, 2003 and 2002 .............   5

                   Consolidated Statements of Stockholders' Equity -
                       Three Months Ended March 31, 2003 ......................   6

                   Notes to Consolidated Financial Statements .................   7

          Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations ..........  16

          Item 3.  Quantitative and Qualitative Disclosures
                       About Market Risk ......................................  27

          Item 4.  Controls and Procedures ....................................  28


PART II      OTHER INFORMATION

          Item 1.  Legal Proceedings ..........................................  29

          Item 5.  Other Information ..........................................  30

          Item 6.  Exhibits and Reports on Form 8-K ...........................  30

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

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The results of operations for the three months ended March 31, 2003, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2003.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                March 31,
                                                                   2003          December 31,
(Amounts in Thousands, Except for Share Amounts)               (Unaudited)           2002
                                                               -----------       ------------
ASSETS
Current assets:
      Cash                                                      $      93         $     212
      Restricted cash                                                  20                20
      Accounts receivable, net of allowance for doubtful           22,145            21,820
        accounts of $1,277 and $1,212
      Inventories                                                     832               682
      Prepaid expenses                                              3,149             2,722
      Other receivables                                                83               113
                                                                ---------         ---------
           Total current assets                                    26,322            25,569

Property and equipment:
      Buildings and land                                           20,737            16,161
      Equipment                                                    29,410            29,125
      Vehicles                                                      2,712             2,616
      Leasehold improvements                                       10,963            10,963
      Office furniture and equipment                                1,996             1,954
      Construction-in-progress                                      5,089             4,325
                                                                ---------         ---------
                                                                   70,907            65,144
      Less accumulated depreciation and amortization              (16,359)          (15,219)
                                                                ---------         ---------
          Net property and equipment                               54,548            49,925

Intangibles and other assets:
      Permits, net                                                 16,578            20,759
      Goodwill, net                                                 6,216             6,525
      Other assets                                                  2,823             3,047
                                                                ---------         ---------
          Total assets                                          $ 106,487         $ 105,825
                                                                =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                                         March 31,
                                                                           2003           December 31,
(Amounts in Thousands, Except for Share Amounts)                        (Unaudited)          2002
                                                                        -----------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $   9,899         $   9,759
     Current environmental accrual                                             786               982
     Accrued expenses                                                       11,473            10,724
     Current portion of long-term debt                                       3,412             3,373
                                                                         ---------         ---------
     Total current liabilities                                              25,570            24,838
Environmental accruals                                                       1,714             1,714
Accrued closure costs                                                        4,929             4,929
Other long-term liabilities                                                  1,414             1,332
Long-term debt, less current portion                                        26,743            27,142
                                                                         ---------         ---------
       Total long-term liabilities                                          34,800            35,117

                                                                         ---------         ---------
       Total liabilities                                                    60,370            59,955

Commitments and Contingencies (see Note 5)                                      --                --

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding,
   liquidation value $1.00 per share                                         1,285             1,285

Stockholders' equity:
   Preferred Stock, $.001 par value; 2,000,000 shares authorized,
      2,500 shares issued and outstanding                                       --                --
   Common Stock, $.001 par value; 75,000,000 shares authorized,
      35,687,254 and 35,326,734 shares issued, including 988,000
      shares held as treasury stock, respectively                               35                35
 Additional paid-in capital                                                 67,463            66,799
 Accumulated deficit                                                       (20,603)          (20,172)
 Interest rate swap                                                           (201)             (215)
                                                                         ---------         ---------
                                                                            46,694            46,447
 Less Common Stock in treasury at cost; 988,000 shares                      (1,862)           (1,862)
                                                                         ---------         ---------

     Total stockholders' equity                                             44,832            44,585
                                                                         ---------         ---------

     Total liabilities and stockholders' equity                          $ 106,487         $ 105,825
                                                                         =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                               Three Months Ended
                                                                   March 31,
                                                            ----------------------
(Amounts in Thousands, Except for Per Share Amounts)          2003          2002
                                                            --------      --------
Net revenues                                                $ 19,518      $ 16,451
Cost of goods sold                                            14,457        13,311
                                                            --------      --------
       Gross profit                                            5,061         3,140


Selling, general and administrative expenses                   4,380         4,155
                                                            --------      --------
       Income (loss) from operations                             681        (1,015)

Other income (expense):
       Interest income                                             2             5
       Interest expense                                         (702)         (705)
       Interest expense-financing fees                          (301)         (257)
       Other                                                     (65)          (27)
                                                            --------      --------
          Net loss                                              (385)       (1,999)

Preferred Stock dividends                                        (46)          (31)
                                                            --------      --------

          Net loss applicable to Common Stock               $   (431)     $ (2,030)
                                                            ========      ========

Net loss per common share
          Basic                                             $   (.01)     $   (.06)
                                                            ========      ========
          Diluted                                           $   (.01)     $   (.06)
                                                            ========      ========
Number of shares and potential common shares
  used in computing net loss per common share:
          Basic                                               34,605        34,057
                                                            ========      ========
          Diluted                                             34,605        34,057
                                                            ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                -----------------------
(Amounts in Thousands)                                                            2003           2002
                                                                                -------         -------
Cash flows from operating activities:
Net loss                                                                        $  (385)        $(1,999)
     Adjustments to reconcile net loss to cash provided by (used in)
       operations:
     Depreciation and amortization                                                1,140           1,027
     Provision for bad debt and other reserves                                       52              44
     Changes in assets and liabilities, net of effects from business acquisitions:
     Accounts receivable                                                           (376)            705
     Prepaid expenses, inventories and other assets                                (243)           (679)
     Accounts payable and accrued expenses                                          749           2,127
                                                                                -------         -------
          Net cash provided by operations                                           937           1,225
                                                                                -------         -------

Cash flows from investing activities:
     Purchases of property and equipment, net                                      (896)         (1,522)
     Change in restricted cash, net                                                  (1)             (2)
                                                                                -------         -------
          Net cash used in investing activities                                    (897)         (1,524)
                                                                                -------         -------
Cash flows from financing activities:
     Net repayments on revolving credit facility                                   (258)            (81)
     Principal repayments of long-term debt                                        (492)           (494)
     Proceeds from issuance of stock                                                591             289
                                                                                -------         -------
          Net cash used in financing activities                                    (159)           (286)
                                                                                -------         -------
Decrease in cash                                                                   (119)           (585)
Cash at beginning of period                                                         212             860
                                                                                -------         -------
Cash at end of period                                                           $    93         $   275
                                                                                =======         =======

Supplemental disclosure:
     Interest paid                                                              $   540         $   608
Non-cash investing and financing activities:
     Issuance of Common Stock and Warrants for services                              10               8
     Issuance of Common Stock for payment of dividends                               63              63
     Gain on interest rate swap                                                      14              38
     Long-term debt incurred for purchase of property and equipment                 308             164

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, for the three months ended March 31, 2003)

                                                                                                             Common
                                Preferred Stock      Common Stock      Additional                             Stock       Total
   (Amounts in thousands,       ---------------   ------------------    Paid-In    Accumulated   Interest    Held In   Stockholders'
  except for share amounts)     Shares   Amount     Shares    Amount    Capital       Deficit    Rate Swap   Treasury     Equity
                                ------   ------   ----------  ------   ----------  -----------   ---------   --------  -------------
Balance at December 31, 2002     2,500   $  --    35,326,734   $ 35     $ 66,799   $ (20,172)     $ (215)    $ (1,862)   $ 44,585
Comprehensive loss:
  Net loss                          --      --            --     --           --        (431)         --           --        (431)
    Other Comprehensive loss:
      Gain on interest rate
        swap                        --      --            --     --           --          --          14           --          14
                                                                                                                          -------
          Comprehensive loss                                                                                                 (417)

Issuance of Common Stock for        --      --        25,165     --           63          --          --           --          63
  Preferred Stock dividend
Issuance of stock for cash          --      --       335,355     --          601          --          --           --         601
  and services
                                 -----   -----    ----------   ----     --------   ---------      ------     --------     -------

Balance at March 31, 2003        2,500   $  --    35,687,254   $ 35     $ 67,463   $ (20,603)     $ (201)    $ (1,862)   $ 44,832
                                 =====   =====    ==========   ====     ========   =========      ======     ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

1. Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

Stock-Based Compensation

The Company accounts for, and plans to continue accounting for, its stock-based employee compensation plans under the accounting provisions of APB Opinion 25, Accounting for Stock Issued to Employees, and has furnished the pro forma disclosures required under Statement of Financial Accounting Standards ("SFAS") 123, Accounting for Stock-Based Compensation, and SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

SFAS 123 requires us to provide pro forma information regarding net income and earnings per share as if compensation cost for our employee and directors stock options had been determined in accordance with the fair market value-based method prescribed in SFAS 123. We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. During the first quarter of 2003, the Company awarded to certain employees 973,000 stock options, under the 1993 Non-qualified Stock Option Plan.

Under the accounting provisions of SFAS 123, our net loss and net loss per share would have been reduced to the pro forma amounts indicated below (in thousands except for per share amounts):

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                  ----------------------
                                                                                    2003          2002
                                                                                  -------       --------
Net (loss) applicable to Common Stock, as reported                                $  (431)      $ (2,030)
Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards, net of related
        tax effects                                                                   (77)           (68)
                                                                                  -------       --------
Pro forma (loss) applicable to Common Stock                                       $  (508)      $ (2,098)
                                                                                  =======       ========

Earnings per share:
      Basic - as reported                                                         $  (.01)      $   (.06)
                                                                                  =======       ========
      Basic - pro-forma                                                           $  (.01)      $   (.06)
                                                                                  =======       ========

      Diluted - as reported                                                       $  (.01)      $   (.06)
                                                                                  =======       ========
      Diluted - pro forma                                                         $  (.01)      $   (.06)
                                                                                  =======       ========

2. Recently Adopted Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.

SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. In conjunction with the state mandated permit and licensing requirements, the Company is obligated to determine its best estimate of the cost to close, at some undetermined future date, its permitted and/or licensed facilities. The Company recorded this liability at the date of acquisition, with its offsetting entry being to goodwill and/or permits and has subsequently increased this liability as a result of changes to the facility and/or for inflation. The Company's current accrued closure costs reflect the current fair value of the cost of asset retirement. The Company adopted SFAS 143 as of January 1, 2003, and pursuant to the adoption the Company reclassified from goodwill and permits approximately $4,559,000, which represents the fair value of the Company's closing cost as recorded to goodwill or permits at the time each facility was acquired, into an asset retirement obligations account. The asset retirement obligation account is recorded as property and equipment (buildings). The Company will depreciate the asset retirement obligation on a straight line basis over a period of 50 years. The new standard did not have a material impact on net income in the first quarter of 2003, nor would it have had a material impact in the first quarter of 2002 assuming an adoption of this accounting standard on a pro forma basis.

3. Earnings Per Share

Basic EPS is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS includes the dilutive effect of potential common shares. Diluted loss per share for the three months ended March 31, 2003 and 2002, does not include potential common shares as their effect would be anti-dilutive.

The following are the potential shares excluded from weighted average share calculations due to their anti-dilutive effect for the three months ended March 31, 2003 and 2002:

                                                        Three Months Ended
                                                            March 31,
                                                    --------------------------
                                                       2003            2002
                                                    ----------      ----------
Upon exercise of Options                             3,675,000       2,867,300
Upon exercise of Warrants                           13,749,827      14,468,052
Upon conversion of Preferred Stock                   1,666,667       1,666,667

      4.  Long-term Debt

      Long-term debt consists of the following at March 31, 2003, and December 31, 2002:

                                                                                      March 31,
                                                                                        2003          December 31,
(Amounts in Thousands)                                                               (Unaudited)          2002
                                                                                     -----------      ------------
Revolving Credit facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at prime rate plus 1% (5.25% at March 31, 2003),
balance due in December 2005.                                                          $  8,734          $  8,742

Term Loan dated December 22, 2000, payable in equal monthly installments of principal of $83, balance due in December 2005, variable interest paid monthly
at prime rate plus 1 1/2% (5.75% at March 31, 2003).                                      4,833             5,083

Three promissory notes dated May 27, 1999, payable in equal monthly installments
of principal and interest of $90 over 60 months, due June 2004, interest at 7%.           1,293             1,538

Unsecured promissory note dated August 31, 2000, payable in lump sum in August
2005, interest paid annually at 7%.                                                       3,500             3,500

Senior subordinated notes dated July 31, 2001, payable in lump sum on July 31,
2006, interest payable quarterly at an annual interest rate of 13.5%, net of
unamortized debt discount of $1,081.                                                      4,544             4,462

Promissory note dated June 25, 2001, payable in semiannual installments on June
30 and December 31 through December 31, 2008, variable interest accrues at the applicable law rate determined under the IRS Code Section (8.0% on March 31,
2003 and is payable in one lump sum at the end of installment period.                     3,594             3,594

Installment agreement dated June 25, 2001, payable in semiannual installments on
June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable law rate determined under the IRS Code Section (8.0% on March 31,
2003) and is payable in one lump sum at the end of installment period.                      893               893

Various capital lease and promissory note obligations, payable 2003 to 2008,
interest at rates ranging from 5.2% to 17.9%.                                             2,764             2,703
                                                                                       --------          --------
                                                                                         30,155            30,515
Less current portion of long-term debt                                                    3,412             3,373
                                                                                       --------          --------
                                                                                       $ 26,743          $ 27,142
                                                                                       ========          ========

Revolving Credit and Term Loan

On December 22, 2000, the company entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank. The Agreement provides for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. Payments commenced on February 1, 2001. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $15,000,000. The Revolving Credit advances are subject to limitations of an amount up to the sum of a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and d) up to 50% of acceptable unbilled amounts aged up to 60 days, less e) reserves Agent reasonably deems proper and necessary. The Revolving Credit advances shall be due and payable in full on December 22, 2005. As of March 31, 2003, our excess availability under our revolving credit facility was $3,033,000 based on our eligible receivables.

Pursuant to the Agreement the Term Loan bears interest at a floating rate equal to the prime rate plus 1 1/2%, and the Revolving Credit at a floating rate equal to the prime rate plus 1%. The loans are subject to a prepayment fee of 1 1/2 % in the first year, 1% in the second and third years and 3/4% after the third anniversary until termination date.

In December 2000, the Company entered into an interest rate swap agreement related to its Term Loan. This hedge, has effectively fixed the interest rate on the notional amount of $3,500,000 of the floating rate $7,000,000 PNC Term Loan. The Company will pay the counterparty interest at a fixed rate equal to the base rate of 6.25%, for a period from December 22, 2000, through December 22, 2005, in exchange for the counterparty paying the Company one month LIBOR rate for the same term (1.31% at March 31, 2003). At March 31, 2003, the market value of the interest rate swap was in an unfavorable value position of $201,000 and was recorded as a liability. During the three months ended March 31, 2003, the Company recorded a gain on the interest rate swap of $14,000 which offset other comprehensive loss on the Statement of Stockholders' Equity.

Effective as of June 2002, the Company and PNC entered into Amendment No. 1 to the Agreement, which, among other things, increased the letter of credit commitment from $500,000 to $4,500,000 and provided for a $4.0 million standby letter of credit. The standby Letter of Credit was issued to secure certain surety bond obligations. Pursuant to the terms of Amendment No. 1, as partial collateral for the issuance of the standby letter of credit, PNC will charge a reserve of approximately $66,000 each month against the availability under the Revolving Credit beginning July 15, 2002, until such time as the standby letter of credit is fully reserved. As of March 31, 2003, $600,000 has been charged against availability. As a condition precedent to this Amendment No. 1, the Company paid a $50,000 amendment fee to PNC.

Three Promissory Notes

Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of Perma-Fix of Orlando, Inc. ("PFO"), Perma-Fix of South Georgia, Inc. ("PFSG") and Perma-Fix of Michigan, Inc. ("PFMI"), a portion of the consideration was paid in the form of Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of PFO, PFSG and PFMI. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $1,293,000 at March 31, 2003, of which $1,013,000 is in the current portion. Payments of such Promissory Notes are guaranteed by PFMI under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by PFMI. These Promissory Notes are subject to subordination agreements with the Company's senior and subordinated lenders.

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

Senior Subordinated Notes

On July 31, 2001, the Company issued approximately $5.6 million of its 13.50% Senior Subordinated Notes due July 31, 2006 (the "Notes"). The Notes were issued pursuant to the terms of a Note and Warrant Purchase Agreement, dated July 31, 2001 (the "Purchase Agreement"), between the Company, Associated Mezzanine Investors - PESI, L.P. ("AMI"), and Bridge East Capital, L.P. ("BEC"). The Notes are unsecured and are unconditionally guaranteed by the subsidiaries of the Company. The Company's payment obligations under the Notes are subordinate to the Company's payment obligations to its primary lender and to certain other debts of the Company up to an aggregate amount of $25 million. The net proceeds from the sale of the Notes were used to repay the Company's previous short-term loan.

Under the terms of the Purchase Agreement, the Company also issued to AMI and BEC Warrants to purchase up to 1,281,731 shares of the Company's Common Stock ("Warrant Shares") at an initial exercise price of $1.50 per share (the "Warrants"), subject to adjustment under certain conditions which were valued at $1,622,000 and recorded as a debt discount and are being amortized over the term of the Notes. The Warrants, as issued, also contain a cashless exercise provision. The Warrant Shares are registered under an S-3 Registration Statement that was declared effective on November 27, 2002.

In connection with the sale of the Notes, the Company, AMI, and BEC entered into an Option Agreement, dated July 31, 2001 (the "Option Agreement"). Pursuant to the Option Agreement, the Company granted each purchaser an irrevocable option requiring the Company to purchase any of the Warrants or Warrant Shares then held by the purchaser (the "Put Option"). The Put Option may be exercised at any time commencing July 31, 2004, and ending July 31, 2008. In addition, each purchaser granted to the Company an irrevocable option to purchase all the Warrants or the Warrant Shares then held by the purchaser (the "Call Option"). The Call Option may be exercised at any time commencing July 31, 2005, and ending July 31, 2008. The purchase price under the Put Option and the Call Option is based on the quotient obtained by dividing (a) the sum of six times the Company's consolidated EBITDA for the period of the 12 most recent consecutive months minus Net Debt plus the Warrant Proceeds by (b) the Company's Diluted Shares (as the terms EBITDA, Net Debt, Warrant Proceeds, and Diluted Shares are defined in the Option Agreement). Pursuant to the guidance under EITF 00-19 on accounting for and financial presentation of securities that could potentially be settled in a Company's own stock, the put warrants would be classified outside of equity based on the ability of the holder to require cash settlement. Also, EITF Topic D-98 discusses the accounting for a security that will become redeemable at a future determinable date and its redemption is variable. This is the case with the Warrants as the date is fixed, but the put or call price varies. The EITF gives two possible methodologies for valuing the securities. The Company accounts for the changes in redemption value as they occur and the Company adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. On March 31, 2003, the Put Option had no value and no liability was recorded.

Promissory Note

East Tennessee Materials and Energy Corporation (" M&EC") issued a promissory note for a principal amount of $3.7 million to PDC, dated June 7, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December
31. Interest is accrued at the applicable rate (8.00% on March 31, 2003) and payable in one lump sum at the end of the loan period. On March 31, 2003, the outstanding balance is $4,210,000 including accrued interest of approximately $616,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

Installment Agreement

In conjunction with the Company's acquisition of M&EC, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 dated June 7, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended. Such rate is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On March 31, 2003, the rate was 8%. On March 31, 2003, the outstanding balance is $1,041,000 including accrued interest of approximately $148,000.

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

Legal

In the normal course of conducting our business, we are involved in various litigation. There has been no material change in legal proceedings from those disclosed previously in the Company's Form 10-K for year ended December 31, 2002, except as stated below. We are not a party to any litigation or governmental proceeding which our management believes could result in any judgements or fines against us that would have a material adverse affect on the Company's financial position, liquidity or results of operations.

In April, 2003, the plaintiffs, hundreds of individuals residing in or around Bayou Sorrel, Louisiana, filed their Fifth Supplemental and Amending Complaint naming, inter alia, Perma-Fix of Michigan, Inc. ("PFMI") and Perma-Fix of South Georgia ("PFSG") as defendants, both of which are subsidiaries of the Company and acquired by the Company in 1999. The lawsuit, which has been pending since 1999, includes as defendants hundreds of entities (and their insurers) which allegedly disposed of hazardous and toxic substances at a hazardous waste disposal site and hazardous waste injection well in Bayou Sorrel, Louisiana, both of which were permitted by the appropriate governmental authorities to treat and dispose of hazardous and toxic waste. The plaintiffs allege that the defendant entities, other than the insurers, including PFMI and PFSG, were negligent in their selection of the sites for the treatment and/or disposal of hazardous and toxic substances, that the plaintiffs have suffered physical injuries, property damage and diminished property values as a result of the escape or migration of contaminants from the sites, and that the defendants are liable for the damages allegedly suffered by the plaintiffs. The plaintiffs seek unspecified amounts of compensatory and exemplary damages, interest, costs and attorney's fees.

The Company is investigating the alleged claim in this lawsuit. PFMI and PFSG will defend themselves vigorously in connection with this matter. However, at this point, we are unable to determine with any degree of certainty what exposure, if any, PFMI and/or PFSG may have in this regard. The Company is also in the process of determining whether this lawsuit is covered by its insurers and/or the insurers of PFMI and PFSG prior to their acquisition by the Company.

During April, 2003, certain groups filed a complaint against the EPA and U.S. Army alleging that the EPA and U.S. Army are violating a certain executive order shipping the hydrolysate by-product to PFD for processing and treating. The complainants allege that the shipment of the hydrolysate to PFD for treatment by PFD at its facility in Dayton, Ohio would be a violation of the executive order since it would have a disparate impact on the minority and low income groups who live in the vicinity of PFD's facility and that EPA is violating the executive order by failing to require PFD to have a Title V air permit. Based on studies performed by the Company, the Company does not believe that PFD is required to have a Title V air permit. These studies have been supplied to the Ohio EPA, and PFD is expecting the Ohio EPA's response to its studies in the near future. If it is determined that a Title V air permit is required at PFD, it will apply for the permit. Neither the Company nor PFD is a party to the complaint. An adverse decision as to this complaint could result in this subcontract being terminated.

A letter dated May 13, 2003, from the same counsel who filed the complaint discussed above, representing some of the same parties on whose behalf the complaint was filed, addressed to PFD, the U.S. EPA and the Ohio EPA, advised that they intend to file a citizen suit against PFD for alleged violations of the Clean Air Act and the Ohio Administration Code for allegedly not having a certain air permit, emitting odors which endanger the health, safety and welfare of the public living near the facility and failing to submit a control equipment plan. The letter advises that under the Clean Air Act, suit will be filed against PFD if within 60 days PFD fails to remedy the allegations in the letter. Since PFD just received the letter, it is investigating these claims. As stated above, although the Company does not believe PFD is required to have a Title V air permit, it is currently performing studies to determine if a Title V air permit is required. If a lawsuit is filed against PFD, PFD intends to vigorously defend itself.

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

      o Whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and

      o     For which discrete financial information is available.


We have three operating segments which are defined as each business line that we operate. These segments however, excludes Corporate headquarters, which does not generate revenue.

Our operating segments are defined as follows:

The Industrial Waste Management Services segment, which provides on-and-off site treatment, storage, processing and disposal of hazardous and nonhazardous industrial waste, commercial waste and wastewater through our six treatment, storage and disposal ("TSD") facilities; Perma-Fix Treatment Services, Inc., Perma-Fix of Dayton, Inc., Perma-Fix of Ft. Lauderdale, Inc., Perma-Fix of Orlando, Inc., Perma-Fix of South Georgia, Inc., and Perma-Fix of Michigan, Inc. We provide through Perma-Fix Government Services various waste management services to certain governmental agencies.

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

The table below presents certain financial information by business segment for the three months ended March 31, 2003 and 2002.

Segment Reporting March 31, 2003

                                     Industrial    Nuclear
                                        Waste       Waste                     Segments                     Consolidated
                                      Services    Services    Engineering      Total      Corporate(2)         Total
                                      --------    --------    -----------     --------    ------------     ------------
Revenue from external customers       $ 10,243    $ 8,386(3)    $  889        $ 19,518      $   --           $ 19,518
Intercompany revenues                    1,143        407          133           1,683          --              1,683
Interest income                              2         --           --               2          --                  2
Interest expense                           182        485           (3)            664          38                702
Interest expense-financing fees             --          2           --               2         299                301
Depreciation and amortization              534        577           10           1,121          19              1,140
Segment profit (loss)                     (828)       316           81            (431)         --               (431)
Segment assets (1)                      41,597     58,176        2,155         101,928       4,559            106,487
Expenditures for segment assets            446        669            2           1,117          87              1,204

Segment Reporting March 31, 2002

                                     Industrial    Nuclear
                                        Waste       Waste                     Segments                     Consolidated
                                      Services    Services    Engineering      Total      Corporate(2)         Total
                                      --------    --------    -----------     --------    ------------     ------------
Revenue from external customers       $ 8,338     $ 7,194(3)     $  919        $16,451      $   --           $ 16,451
Intercompany revenues                   1,245       1,403            11          2,659          --              2,659
Interest income                             4          --            --              4           1                  5
Interest expense                          166         540             3            709          (4)               705
Interest expense-financing fees            --           2            --              2         255                257
Depreciation and amortization             486         509            11          1,006          21              1,027
Segment profit (loss)                  (1,317)       (835)          122         (2,030)         --             (2,030)
Segment assets (1)                     40,995      52,005         2,304         95,304       4,525             99,829
Expenditures for segment assets           696         986            --          1,682           4              1,686

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2) Amounts reflect the activity for corporate headquarters not included in the segment information.

(3) The consolidated revenues within the Nuclear Waste Services segment include the Oak Ridge Contracts for the quarter ended March 31, 2003, which total $4,821,000 (or 24.7%) of total revenue and $1,005,000 (or 6.1%) for the same quarter in 2002.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 PART I, ITEM 2

Forward-looking Statements

Certain statements contained within this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things,

      o ability or inability to continue and improve operations and become profitable;

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

      o ability to pay expenses to remediate the four sites from funds generated internally;

      o     no intention to close any facilities;

      o     ability to fund budgeted capital expenditures for 2003;

      o     significant higher revenue under the Oak Ridge Contracts;

      o     no expectation of material future inflationary changes

      o the volume of hydrolysate expected to be treated under the subcontract relating to the Newport Chemical Agent Disposal Facility

      o     potential acquisition of another permitted mixed waste facility

      o     increasing other sources of revenue at M&EC; and

      o expectation that there will be an increase in revenues and operating profits during the second and third quarters of 2003, as in the past.

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

      o     inability to become profitable on an annualized basis;

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

Allowance for Doubtful Accounts. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts which is a valuation allowance that reflects management's best estimate of the amounts that will not be collected. During the quarters ended March 31, 2003 and 2002 the allowance for doubtful accounts was increased, through a charge to bad debt expense, by $52,000 and $45,000, respectively, which remained consistent at 0.3% of net revenues. Management regularly reviews all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected, and writes off any uncollectible portion. These write-offs were approximately 0.9% and 0.8% of revenue and approximately 4.2% and 3.9% of accounts receivable for 2002 and 2001, respectively.

Intangible Assets. Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net assets acquired ("goodwill") and the recognized permit value of the business. The Company continually reevaluates the propriety of the carrying amount of permits and goodwill to determine whether current events and circumstances warrant adjustments to the carrying value. Effective January 1, 2002, the Company adopted SFAS 142. The Company hired an independent appraisal firm to test goodwill and permits, separately, for impairment. The report provided by the appraiser indicated that no impairment existed as of January 1, 2002. Goodwill and permits were again tested as of October 1, 2002, which also indicated no impairment. Effective January 1, 2002, the Company discontinued amortizing indefinite life intangible assets (permits) and goodwill as required by SFAS 142.

Accrued Closure Costs. Accrued closure costs represent a contingent environmental liability to clean up a facility in the event the Company ceases operations in an existing facility. The accrued closure costs are estimates based on guidelines developed by federal and/or state regulatory authorities under RCRA. Such costs are evaluated annually and adjusted for inflationary factors and for approved changes or expansions to the facilities. Increases due to annual inflationary factors for 2003, 2002, and 2001are approximately 1.1%, 2.2% and 2.1%, respectively, and based on the historical information, the Company does not expect future inflationary changes to differ materially from the previous years. Increases or decreases in accrued closure costs resulting from changes or expansions at the facilities are determined based on specific RCRA guidelines applied to the requested change. This calculation includes certain estimates, such as disposal pricing, external labor, analytical costs and processing costs, which are based on current market conditions. However, the Company has no intention, at this time, to close any of its facilities.

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

Results of Operations

The table below should be used when reviewing management's discussion and analysis for the three months ended March 31, 2003 and 2002:

Consolidated (amounts in thousands)                 2003              %             2002              %
                                                 --------           -----         --------          -----
Net Revenues                                     $ 19,518           100.0         $ 16,451          100.0
Cost of Goods Sold                                 14,457            74.1           13,311           80.9
                                                 --------           -----         --------          -----
      Gross Profit                                  5,061            25.9            3,140           19.1

Selling, General and Administrative                 4,380            22.4            4,155           25.3
                                                 --------           -----         --------          -----
      Income (Loss) from Operations              $    681             3.5         $ (1,015)          (6.2)
                                                 ========           =====         ========          =====

Interest Expense                                     (702)           (3.6)            (705)          (4.3)
Interest Expense - Finance Fees                      (301)           (1.6)            (257)          (1.6)
Preferred Stock Dividend                              (46)            (.3)             (31)           (.2)

Summary -- Quarters Ended March 31, 2003 and 2002

The Company provides services through three reportable operating segments. The Industrial Waste Management Services segment is engaged in on-and off-site treatment, storage, disposal and processing of a wide variety of by-products and industrial, hazardous and non-hazardous wastes. This segment competes for materials and services with numerous regional and national competitors to provide comprehensive and cost-effective waste management services to a wide variety of customers nationwide. The Company operates and maintains facilities and businesses in the waste by-product brokerage, on-site treatment and stabilization, and off-site blending, treatment and disposal industries. The Nuclear Waste Management Services segment provides treatment, storage, processing and disposal services of mixed waste (waste containing both hazardous and low-level radioactive materials) and low-level radioactive wastes, including research, development and on-site and off-site waste remediation. The presence of nuclear and low-level radioactive constituents within the waste streams processed by this segment create different and unique operational, processing and permitting/licensing requirements from those contained within the Industrial Waste

Management Services segment. The Company's Consulting Engineering Services segment provides a wide variety of environmental related consulting and engineering services to industry and government. The Consulting Engineering Services segment provides oversight management of environmental restoration projects, air and soil sampling, compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities.

Net Revenue

Consolidated net revenues increased to $19,518,000 for the quarter ended March 31, 2003, as compared to $16,451,000 for the same quarter in 2002. This increase of $3,067,000 or 18.6% is partially attributable to an increase in the Nuclear Waste Management Services segment of approximately $1,192,000 resulting from the continued growth in mixed waste revenue driven by the greater volumes of waste received under certain contacts, such as the Oak Ridge Contracts. Consolidated revenues under the Oak Ridge Contracts totaled $4,821,000 or 24.7% of total revenues for the three months ending March 31, 2003, compared to $1,005,000 or 6.1% for the three months ended March 31, 2002. The backlog of stored waste within the nuclear segment at March 31, 2003, was approximately $7,517,000 compared to $9,000,000 at December 31, 2002. Additionally, the Industrial Waste Management Services segment experienced an increase of approximately $1,904,000, which reflected increases throughout the segment. Event work, improved waste volumes and improved pricing structure associated with certain of our Defense Reutilization & Marketing Service ("DRMS") government contracts and the start-up of public relations and treatability studies related to the Army's Newport hydrolysate project contributed to these increases. Offsetting these increases, was a slight decrease in the Consulting Engineering Services segment of $29,000. See "Known Trends and Uncertainties and Significant contracts" of this Management's Discussion and Analysis as to a lawsuit involving the Oak Ridge Contracts and a discussion as to a complaint filed as to the hydrolysate project.

Cost of Goods Sold

Cost of goods sold for the Company increased $1,146,000 or 8.6% for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002. This increase in cost of goods sold reflects an increase in the Industrial Waste Management Services segment of $1,296,000, primarily associated with increased disposal and transportation costs which directly correlates to the increase in revenues. Additionally, the Consulting Engineering Services Segment experienced an increase in cost of goods sold of $30,000. Offsetting these increases was a decrease in the Nuclear Waste Management Services segment of $180,000. This decrease reflects a decrease in disposal and treatment costs associated with the continued refinement of our treatment processes as the facilities continue their ramp-up process. Included within cost of goods sold is depreciation expense of $1,036,000 and $950,000 for the quarters ended March 31, 2003 and 2002, respectively.

Gross Profit

The resulting gross profit for the quarter ended March 31, 2003, increased $1,921,000 to $5,061,000, which as a percentage of revenue is 25.9%, reflecting an increase over the corresponding quarter in 2002 percentage of revenue of 19.1%. This increase in gross profit percentage principally reflects an increase in the Nuclear Waste Management Services segment from 20.1% in 2002 to 33.6% in 2003, reflecting the impact of higher margin revenue, increased volumes of waste received under the Oak Ridge Contracts and continued refinement of our treatment processes as the facilities continue their ramp-up process. Additionally, the Industrial Waste Management Services segment experienced an increase from 16.1% in 2002 to 19.0% in 2003. This increase reflects the impact of improved waste volumes and pricing structure associated with government DRMS contracts, the benefit of higher margin event work performed in conjunction with such government DRMS contracts and the positive impact of cost savings and operational changes within the segment. Offsetting this, however, was a decrease in the Consulting Engineering Services segment from 38.2% in 2002 to 32.8% in 2003. This decrease reflects the impact of lower margin projects that were subcontracted out during the quarter.

Selling, General and Administrative

Selling, general and administrative expenses increased $225,000 or 5.5% for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002. This increase reflects the impact of increased sales and marketing efforts within the Industrial Waste Management Services segment and certain other organizational changes made within the Company. Included in selling, general and administrative expenses is depreciation and amortization expense of $104,000 and $77,000 for the first quarters of 2003 and 2002, respectively. However, as a percentage of revenue, selling, general and administrative expenses decreased to 22.4% for the quarter ended March 31, 2003, compared to 25.3% for the same period in 2002.

Interest Expense

Interest expense decreased $3,000 for the quarter ended March 31, 2003, as compared to the corresponding period of 2002. This decrease reflects the impact of lower interest rates and decreased borrowing levels on the revolving credit and term loans with PNC Bank, National Association ("PNC"), which resulted in a decrease in interest expense of $4,000 when compared to the prior year. Additionally, the reduction in debt associated with past acquisitions resulted in a decrease in interest expense of $9,000. Offsetting these decreases, was an increase in interest expenses of $10,000 due to an increase in debt associated with facility and computer upgrades.

Interest Expense - Financing Fees

Interest expense-financing fees increased $44,000 for the three months ended March 31, 2003, as compared to the corresponding period for 2002. These financing fees are principally associated with the credit facility and term loan with PNC and the senior subordinated notes, and are amortized to expense over the term of the loan agreements. This increase was primarily due to a one time writeoff of fees associated with other short term financing.

Preferred Stock Dividends

Preferred Stock dividends increased $15,000 during the quarter ended March 31, 2003 as compared to the corresponding period of 2002. This increase was due to the accrual of preferred dividends on the preferred stock of our subsidiary, M&EC ("Series B Preferred"). The Series B Preferred was issued in conjunction with the acquisition of M&EC in June 2001, and began accumulating dividends in June 2002 at an annual interest rate of 5%.

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

At March 31, 2003, the Company had cash of $93,000. This cash total reflects a decrease of $119,000 from December 31, 2002, as a result of net cash provided by operations of $937,000 offset by cash used in investing activities of $897,000 (principally net purchases of equipment, totaling $896,000 and cash used by financing activities of $159,000 (principally repayments of long-term debt partially offset by proceeds from the issuance of common stock). The Company is in a net borrowing position and therefore attempts to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. During 2002 the Company implemented a centralized cash management system which included new remittance lock boxes and resulted in accelerated collection activities and reduced cash balances, as idle cash is moved without delay to the revolving credit facility.

Operating Activities

Accounts receivable, net of allowances for doubtful accounts, totaled $22,145,000, an increase of $325,000 from the December 31, 2002 balance of $21,820,000. This increase reflects the impact of increased revenues within the Industrial Waste Management Services segment, which resulted in an increase of $1,185,000. Offsetting this was a decrease in accounts receivable for the Nuclear Waste Management Services segment of $826,000 and the Consulting Engineering Services segment of $34,000. These decreases were a result of increased collections from certain customers which occurred toward the end of the quarter.

As of March 31, 2003, total consolidated accounts payable was $9,899,000, an increase of $140,000 from the December 31, 2002, balance of $9,759,000. This increase in accounts payable is reflective of the impact on liquidity which occurs during the first quarter of each year, our seasonally slowest period.

The working capital position at March 31, 2003, was $752,000, as compared to a working capital position of $731,000 at December 31, 2002, which reflects an increase of $21,000 during the first quarter of 2003. This working capital increase principally reflects the increased accounts receivable balance at the end of the quarter, partially offset by the increased accounts payable balance. Such an improvement in working capital during our seasonally slow first quarter is favorable.

Investing Activities

Our purchases of capital equipment for the three-month period ended March 31, 2003, totaled approximately $1,204,000, including financed purchases of $308,000. These expenditures were for expansion and improvements to the operations principally within the waste management segments. These capital expenditures were funded by the cash provided by operations and from proceeds from the issuance of stock. We have budgeted capital expenditures of up to approximately $6,500,000 for 2003, which included an estimated $1,393,000 for completion of certain 2002 projects in process, as well as other identified capital purchases for the expansion and improvement to the operations and for certain compliance related enhancements. Our purchases during 2003 include approximately $746,000 to complete certain of the 2002 projects in process. We anticipate funding capital expenditures by a combination of lease financing, internally generated funds, and/or the proceeds received from Option and Warrant exercises.

Financing Activities

On December 22, 2000, the company entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank. The Agreement provides for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. Payments commenced on February 1, 2001. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $15,000,000. The Revolving Credit advances are subject to limitations of an amount up to the sum of a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and d) up to 50% of acceptable unbilled amounts aged up to 60 days, less e) reserves Agent reasonably deems proper and necessary. The Revolving Credit advances shall be due and payable in full on December 22, 2005. As of March 31, 2003, our excess availability under our revolving credit facility was $3,033,000 based on our eligible receivables.

Pursuant to the Agreement the Term Loan bears interest at a floating rate equal to the prime rate plus 1 1/2%, and the Revolving Credit at a floating rate equal to the prime rate plus 1%. The loans are subject to a prepayment fee of 1 1/2 % in the first year, 1% in the second and third years and 3/4% after the third anniversary until termination date.

In December 2000, the Company entered into an interest rate swap agreement related to its Term Loan. This hedge, has effectively fixed the interest rate on the notional amount of $3,500,000 of the floating rate $7,000,000 PNC Term Loan. The Company will pay the counterparty interest at a fixed rate equal to the base rate of 6.25%, for a period from December 22, 2000, through December 22, 2005, in exchange for the counterparty paying the Company one month LIBOR rate for the same term (1.31% at March 31, 2003). At March 31, 2003, the market value of the interest rate swap was in an unfavorable value position of $201,000 and was recorded as a liability. During the three months ended March 31, 2003, the Company recorded a gain on the interest rate swap of $14,000 which offset other comprehensive loss on the Statement of Stockholders' Equity.

Effective as of June 2002, the Company and PNC entered into Amendment No. 1 to the Agreement, which, among other things, increased the letter of credit commitment from $500,000 to $4,500,000 and provided for a $4.0 million standby letter of credit. The standby Letter of Credit was issued to secure certain surety bond obligations. Pursuant to the terms of Amendment No. 1, as partial collateral for the issuance of the standby letter of credit, PNC will charge a reserve of approximately $66,000 each month against the availability under the Revolving Credit beginning July 15, 2002, until such time as the standby letter of credit is fully reserved. As of March 31, 2003, $600,000 has been charged against availability. As a condition precedent to this Amendment No. 1, the Company paid a $50,000 amendment fee to PNC.

Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of Perma-Fix of Orlando, Inc. ("PFO"), Perma-Fix of South Georgia, Inc. ("PFSG") and Perma-Fix of Michigan, Inc. ("PFMI"), a portion of the consideration was paid in the form of the Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of PFO, PFSG and PFMI. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $1,293,000 at March 31, 2003, of which $1,013,000 is in the current portion. Payments of such Promissory Notes are guaranteed by PFMI under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by PFMI. These Promissory Notes are subject to subordination agreements with the Company's senior and subordinated lenders.

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

On July 31, 2001, the Company issued approximately $5.6 million of its 13.50% Senior Subordinated Notes due July 31, 2006 (the "Notes"). The Notes were issued pursuant to the terms of a Note and Warrant Purchase Agreement, dated July 31, 2001 (the "Purchase Agreement"), between the Company, Associated Mezzanine Investors - PESI, L.P. ("AMI"), and Bridge East Capital, L.P. ("BEC"). The Notes are unsecured and are unconditionally guaranteed by the subsidiaries of the Company. The Company's payment obligations under the Notes are subordinate to the Company's payment obligations to its primary lender and to certain other debts of the Company up to an aggregate amount of $25 million. The net proceeds from the sale of the Notes were used to repay the Company's previous short-term loan.

Under the terms of the Purchase Agreement, the Company also issued to AMI and BEC Warrants to purchase up to 1,281,731 shares of the Company's Common Stock ("Warrant Shares") at an initial exercise price of $1.50 per share (the "Warrants"), subject to adjustment under certain conditions which were valued at $1,622,000 and recorded as a debt discount and are being amortized over the term of the Notes. The Warrants, as issued, also contain a cashless exercise provision. The Warrant Shares are registered under an S-3 Registration Statement that was declared effective on November 27, 2002.

In connection with the sale of the Notes, the Company, AMI, and BEC entered into an Option Agreement, dated July 31, 2001 (the "Option Agreement"). Pursuant to the Option Agreement, the Company granted each purchaser an irrevocable option requiring the Company to purchase any of the Warrants or Warrant Shares then held by the purchaser (the "Put Option"). The Put Option may be exercised at any time commencing July 31, 2004, and ending July 31, 2008. In addition, each purchaser granted to the Company an irrevocable option to purchase all the Warrants or the Warrant Shares then held by the purchaser (the "Call Option"). The Call Option may be exercised at any time commencing July 31, 2005, and ending July 31, 2008. The purchase price under the Put Option and the Call Option is based on the quotient obtained by dividing (a) the sum of six times the Company's consolidated EBITDA for the period of the 12 most recent consecutive months minus Net Debt plus the Warrant Proceeds by (b) the Company's Diluted Shares (as the terms EBITDA, Net Debt, Warrant Proceeds, and Diluted Shares are defined in the Option Agreement). Pursuant to the guidance under EITF 00-19 on accounting for and financial presentation of securities that could potentially be settled in a Company's own stock, the put warrants would be classified outside of equity based on the ability of the holder to require cash settlement. Also, EITF Topic D-98 discusses the accounting for a security that will become redeemable at a future determinable date and its redemption is variable. This is the case with the Warrants as the date is fixed, but the put or call price varies. The EITF gives two possible methodologies for valuing the securities. The Company accounts for the changes in redemption value as they occur and the Company adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. On March 31, 2003, the Put Option had no value and no liability was recorded.

East Tennessee Materials and Energy Corporation ("M&EC") issued a promissory note for a principal amount of $3.7 million to PDC, dated June 7, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December
31. Interest is accrued at the applicable rate (8.00% on March 31, 2003) and payable in one lump sum at the end of the loan period. On March 31, 2003, the outstanding balance is $4,210,000 including accrued interest of approximately $616,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

In conjunction with the Company's acquisition of M&EC, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 dated June 7, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended. Such rate is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On March 31, 2003, the rate was 8%. On March 31, 2003, the outstanding balance is $1,041,000 including accrued interest of approximately $148,000.

The following table summarizes the Company's contractual obligations at March 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods, (in thousands):

                                                                      Payments due by period
                                                       -------------------------------------------------------
Contractual Obligations                   Total          2003        2004-2006       2007-2008      After 2008
                                        --------       -------       ---------       ---------      ----------
Long-term debt                          $ 30,155       $ 2,709       $ 25,542         $ 1,904        $  --
Operating leases                           5,455         1,458          3,502             490            5
                                        --------       -------       --------         -------        -----
Total contractual obligations           $ 35,610       $ 4,167       $ 29,044         $ 2,394        $   5
                                        ========       =======       ========         =======        =====

The accrued dividends on the outstanding Preferred Stock for the period July 1, 2002, through December 31, 2002, in the amount of approximately $63,000 were paid in January 2003 in the form of 25,165 shares of Common Stock of the Company. The dividends for the period January 1, 2003, through March 31, 2003, total $31,000, which will be paid in July 2003, in the form of Common Stock, or if approved by the lender, at the Company's option, in the form of cash. Under the Company's loan agreements, the Company is prohibited from paying cash dividends on its outstanding capital stock.

In summary, we have continued to take steps to improve our operations and liquidity as discussed above. However, we continue to invest our working capital back into our facilities to fund capital additions for expansion within both the nuclear and industrial segments. Also, as discussed, the first quarter is our seasonally slowest period, and when combined with the continued downturn in the economy and the impact of the war in the first quarter, our liquidity was negatively impacted. However, given the above, we were still able to improve our working capital position during the quarter. If we are unable to continue to improve our operations, successfully finalize the surcharges on the Oak Ridge Contracts and to become profitable in the foreseeable future, such would have a material adverse effect on our liquidity position.

Known Trends and Uncertainties

Seasonality. Historically the Company has experienced reduced revenues, operating losses or decreased operating profits during the first and fourth quarters of the Company's fiscal years due to a seasonal slowdown in operations from poor weather conditions and overall reduced activities during the holiday season. During the Company's second and third fiscal quarters there has historically been an increase in revenues and operating profits. Management expects this trend to continue in future years as this was evident in the first quarter of 2003.

Economic conditions. Economic downturns or recessionary conditions can adversely affect the demand for the Company's services, principally within the Industrial Waste Management Services segment. Reductions in industrial production generally follow such economic conditions, resulting in reduced levels of waste being generated and/or sent off for treatment. The Company believes that its revenues and profits were negatively affected within this segment by the recessionary conditions in 2002, and that this trend has continued into 2003.

Significant contracts. The Company's revenues are principally derived from numerous varied customers. M&EC operates under three broad spectrum contracts ("Oak Ridge Contracts") which accounted for 24.7% of total consolidated revenues during the three months ended March 31, 2003. As the newly constructed M&EC facility continues to enhance its processing capabilities, completes certain expansion projects and with the amended pricing structure under the Oak Ridge Contracts, the Company could see significantly higher total revenue under the Oak Ridge Contracts. In February 2003, M&EC commenced legal proceedings against the general contractor under the Oak Ridge Contracts, seeking payment from Bechtel Jacobs of approximately $4.3 million in surcharges relating to certain wastes that were treated by M&EC in 2001 and 2002 under the Oak Ridge Contracts. Bechtel Jacobs continues to deliver waste to M&EC for treatment, and M&EC continues to accept such waste. There is no guarantee of future business under the Oak Ridge Contracts, and the Oak Ridge Contracts may be terminated by either party at any time. Termination of these contracts could have a material adverse effect on the Company. The Company is working towards increasing other sources of revenues at M&EC to reduce the risk of reliance on one major source of revenues.

Our subsidiary, PFD, has entered into a subcontract to perform treatability studies to determine if its process can successfully and safely treat a neutralized VX gas by-product called hydrolysate generated and/or handled by the U.S. Army, and performs public outreach activities in the Dayton, Ohio area and the transportation route to PFD's Dayton, Ohio facility. The subcontract also provides, if the treatability studies are successful, for PFD to treat all or a certain portion of the hydrolysate by-product, at the option of the general contractor, subject to PFD receiving authorization from the general contractor to treat the waste. Under the terms of the subcontract, PFD is to receive approximately $1.8 million for the treatability studies; approximately $1.3 million for the public outreach activities, of which $260,000 is to be deposited in an escrow account for the exclusive use in Dayton, Ohio for public outreach activities, and approximately $10.1 million to transport and treat 30% of the hydrolysate by-product. Under the subcontract, if the treatability studies are successful, the general contractor has the option to select whether PFD will treat either 30%, 70% or 100% of the hydrolysate by-products. It is anticipated that if the general contractor determines that PFD should treat 100% of the hydrolysate by-product, the total payments to be received by PFD for transportation and treatment will be approximately $15 million. This subcontract may be terminated by the general contractor if the prime contract is terminated or at any other time upon 10 days notice.

During April, 2003, certain groups filed a complaint against the EPA and U.S. Army alleging that the EPA and U.S. Army are violating a certain executive order shipping the hydrolysate by-product to PFD for processing and treating. The complainants allege that the shipment of the hydrolysate to PFD for treatment by PFD at its facility in Dayton, Ohio would be a violation of the executive order since it would have a disparate impact on the minority and low income groups who live in the vicinity of PFD's facility and that EPA is violating the executive order by failing to require PFD to have a Title V air permit. Based on studies performed by the Company, the Company does not believe that PFD is required to have a Title V air permit. These studies have been supplied to the Ohio EPA, and PFD is expecting the Ohio EPA's response to its studies in the near future. If it is determined that a Title V air permit is required at PFD, it will apply for the permit. Neither the Company nor PFD is a party to the complaint. An adverse decision as to this complaint could result in this subcontract being terminated.

A letter dated May 13, 2003, from the same counsel who filed the complaint discussed above, representing some of the same parties on whose behalf the complaint was filed, addressed to PFD, the U.S. EPA and the Ohio EPA, advised that they intend to file a citizen suit against PFD for alleged violations of the Clean Air Act and the Ohio Administration Code for allegedly not having a certain air permit, emitting odors which endanger the health, safety and welfare of the public living near the facility and failing to submit a control equipment plan. The letter advises that under the Clean Air Act, suit will be filed against PFD if within 60 days PFD fails to remedy the allegations in the letter. Since PFD just received the letter, it is investigating these claims. As stated above, although the Company does not believe PFD is required to have a Title V air permit, it is currently performing studies to determine if a Title V air permit is required. If a lawsuit is filed against PFD, PFD intends to vigorously defend itself.

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

Potential Acquisition

The Company is in the process of negotiating to acquire from a trustee another mixed waste permitted facility which is currently in bankruptcy. As of the date of this report, no agreements have been entered into with the seller, and the Company does not know if it will be successful in acquiring this mixed waste facility. If the Company is successful, it is anticipated that the purchase price to be paid by the Company will be approximately $6,000,000, payable in notes or a combination of notes and cash, with the notes secured by certain assets of the acquired facility.

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

We have budgeted for 2003 approximately $982,000 in environmental expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at four locations. The four locations where these expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia and PFMI's facility in Detroit, Michigan. We have estimated the expenditures for 2003 to be approximately $211,000 at the EPS site, $338,000 at the PFM location, $126,000 at the PFSG site and $307,000 at the PFMI site of which $10,000; $16,000; $37,000; and $133,000, respectively, were spent during the first quarter of 2003. Additional funds will be required for the next one to seven years to properly remediate these sites. We expect to fund the 2003 expenses to remediate these four sites from funds generated internally and/or our revolving credit facility.

At March 31, 2003, the Company had accrued environmental liabilities totaling $2,500,000, which reflects a decrease of $196,000 from the December 31, 2002, balance of $2,696,000. The decrease represents payments on remediation projects. The March 31, 2003, current and long-term accrued environmental balance is recorded as follows:

                                   PFD               PFM               PFSG              PFMI             Total
                                ---------         ---------       -----------         ---------       -----------
Current accrual                 $ 201,000         $ 322,000       $    89,000         $ 174,000       $   786,000
Long-term accrual                      --           580,000         1,134,000                --         1,714,000
                                ---------         ---------       -----------         ---------       -----------
       Total                    $ 201,000         $ 902,000       $ 1,223,000         $ 174,000       $ 2,500,000
                                =========         =========       ===========         =========       ===========

Interest Rate Swap

The Company entered into an interest rate swap agreement effective December 22, 2000, to modify the interest characteristics of its outstanding debt from a floating basis to a fixed rate, thus reducing the impact of interest rate changes on future income. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counter parties is included in other assets or liabilities. At March 31, 2003, the market value of the interest rate swap was in an unfavorable value position of $201,000 and was recorded as a liability. During the three months ended March 31, 2003, the Company recorded a gain on the interest rate swap of $14,000 which offset other comprehensive loss in the stockholders' equity section of the balance sheet (see Note 4 to Notes to Consolidated Financial Statements).

Recently Adopted Accounting Policies

 In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.

SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. In conjunction with the state mandated permit and licensing requirements, the Company is obligated to determine its best estimate of the cost to close, at some undetermined future date, its permitted and/or licensed facilities. The Company recorded this liability at the date of acquisition, with its offsetting entry being to goodwill and/or permits and has subsequently increased this liability as a result of changes to the facility and/or for inflation. The Company's current accrued closure costs reflect the current fair value of the cost of asset retirement. The Company adopted SFAS 143 as of January 1, 2003, and pursuant to the adoption the Company reclassified from goodwill and permits approximately $4,559,000, which represents the fair value of the Company's closing cost as recorded to goodwill or permits at the time each facility was acquired, into an asset retirement obligations account. The asset retirement obligation account is recorded as property and equipment (buildings). The Company will depreciate the asset retirement obligation on a straight line basis over a period of 50 years. The new standard did not have a material impact on net income in the first quarter of 2003, nor would it have had a material impact in the first quarter of 2002 assuming an adoption of this accounting standard on a pro forma basis.

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

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                           PART II - Other Information

Item 1. Legal Proceedings

      There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in
      Item 3 of its Form 10-K for the year ended December 31, 2002, which Item 3 is incorporated herein by reference, except as follows:

      Bryson Adams, et al. v. Environmental Purification Advancement Corporation, et al.; Civil Action No. 99-1998, United States District Court, Western District of Louisiana

      In April, 2003, the plaintiffs, hundreds of individuals residing in or around Bayou Sorrel, Louisiana, filed their Fifth Supplemental and Amending Complaint naming, inter alia, Perma-Fix of Michigan, Inc. ("PFMI") and Perma-Fix of South Georgia ("PFSG") as defendants, both of which are subsidiaries of the Company and acquired by the Company in 1999. The lawsuit, which has been pending since 1999, includes as defendants hundreds of entities (and their insurers) which allegedly disposed of hazardous and toxic substances at a hazardous waste disposal site and hazardous waste injection well in Bayou Sorrel, Louisiana, both of which were permitted by the appropriate governmental authorities to treat and dispose of hazardous and toxic waste. The plaintiffs allege that the defendant entities, other than the insurers, including PFMI and PFSG, were negligent in their selection of the sites for the treatment and/or disposal of hazardous and toxic substances, that the plaintiffs have suffered physical injuries, property damage and diminished property values as a result of the escape or migration of contaminants from the sites, and that the defendants are liable for the damages allegedly suffered by the plaintiffs. The plaintiffs seek unspecified amounts of compensatory and exemplary damages, interest, costs and attorney's fees.

      The Company is investigating the alleged claim in this lawsuit. PFMI and PFSG will defend themselves vigorously in connection with this matter. However, at this point, we are unable to determine with any degree of certainty what exposure, if any, PFMI and/or PFSG may have in this regard. The Company is also in the process of determining whether this lawsuit is covered by its insurers and/or the insurers of PFMI and PFSG prior to their acquisition by the Company.

      Notice of Potential Litigation

      A letter dated May 13, 2003, from the same counsel who filed the complaint against the U.S. EPA and the U.S. Army discussed in "Known Trends and Uncertainties - Significant contracts" of the Management Discussion and Analysis contained in this report, representing some of the same parties on whose behalf the complaint was filed, addressed to PFD, the U.S. EPA and the Ohio EPA, advised that they intend to file a citizen suit against PFD for alleged violations of the Clean Air Act and the Ohio Administration Code for allegedly not having a certain air permit, emitting odors which endanger the health, safety and welfare of the public living near the facility and failing to submit a control equipment plan. The letter advises that under the Clean Air Act, suit will be filed against PFD if within 60 days PFD fails to remedy the allegations in the letter. Since PFD just received the letter, it is investigating these claims. Based on studies performed by the Company, the Company does not believe PFD is required to have a Title V air permit. These studies have been supplied to the Ohio EPA, and PFD is expecting the Ohio EPA's response to its studies in the near future. If a lawsuit is filed against PFD, PFD intends to vigorously defend itself.

Item 5. Other Information

      See discussion in " Known Trends and Uncertainties" of the Management's Discussion and Analysis contained in this report for a discussion as to a recently entered into subcontract by our subsidiary, PFD, regarding studies and treatment of certain product generated and/or handled by the U.S. Army.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

      10.1 Subcontract between PFD and Parsons Infrastructure and Technology Group, Inc.

      99.1 Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350. A signed original of this written statement has been provided to Perma-Fix Environmental Services, Inc., will be retained by Perma-Fix Environmental Services, Inc. and furnished to the Securities & Exchange Commission or its staff upon request.

      99.2 Certification by Richard T. Kelecy, Chief Financial Officer of the Company pursuant to A signed original of this written statement has been provided to Perma-Fix Environmental Services, Inc., will be retained by Perma-Fix Environmental Services, Inc. and furnished to the Securities & Exchange Commission or its staff upon request.

      (b)   Reports on Form 8-K

            A current report on Form 8-K (Item 5 - Other Events and Regulation FD Disclosures) was filed by the Company on February 24, 2003, disclosing the legal proceedings the Company commenced against Bechtel Jacobs Company, LLC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Date:  May 14, 2003                       By: /s/ Dr. Louis F. Centofanti
                                             ----------------------------
                                          Dr. Louis F. Centofanti
                                          Chairman of the Board
                                          Chief Executive Officer

                                          By: /s/ Richard T. Kelecy
                                             ----------------------------
                                          Richard T. Kelecy
                                          Chief Financial Officer

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


Date:  May 14, 2003

/s/ Dr. Louis F. Centofanti
----------------------------
Dr. Louis F. Centofanti
Chairman of the Board
Chief Executive Officer

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

Date: May 14, 2003

/s/ Richard T. Kelecy
--------------------------
Richard T. Kelecy
Chief Financial Officer