Form 10-Q
period 2003-06-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2003-08-14
CIK 891532

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________________ to ____________________

                           Commission File No. 111596

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

                                       N/A
 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes |X|    No ___

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes |X|    No ___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

              Class                               Outstanding at August 11, 2003
              -----                               ------------------------------
  Common Stock, $.001 Par Value                             34,799,254
                                                    (excluding 988,000 shares
                                                     held as treasury stock)

================================================================================

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I    FINANCIAL INFORMATION

            Item 1.  Financial Statements

                     Consolidated Balance Sheets -
                              June 30, 2003 and December 31, 2002..............2

                     Consolidated Statements of Operations -
                              Three and Six Months Ended June 30, 2003
                              and 2002.........................................4

                     Consolidated Statements of Cash Flows -
                              Six Months Ended June 30, 2003 and 2002..........5

                     Consolidated Statements of Stockholders' Equity -
                              Six Months Ended June 30, 2003...................6

                     Notes to Consolidated Financial Statements................7

          Item 2.    Management's Discussion and Analysis of
                              Financial Condition and Results
                              of Operations...................................16

          Item 3.    Quantitative and Qualitative Disclosures
                              About Market Risk...............................30

          Item 4.    Controls and Procedures..................................31


 PART II  OTHER INFORMATION

          Item 1.    Legal Proceedings........................................32

          Item 5.    Other Information........................................32

          Item 6.    Exhibits and Reports on Form 8-K.........................32

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

The results of operations for the six months ended June 30, 2003, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2003.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                                         June 30,
                                                           2003     December 31,
(Amounts in Thousands, Except for Share Amounts)        (Unaudited)    2002
--------------------------------------------------------------------------------



ASSETS
Current assets:
      Cash                                              $      50    $     212
      Restricted cash                                          20           20
      Accounts receivable, net of allowance for
         doubtful accounts of $1,257 and $1,212            20,964       21,820
      Inventories                                             801          682
      Prepaid expenses                                      2,317        2,722
      Other receivables                                       364          113
                                                        ---------    ---------
           Total current assets                            24,516       25,569

Property and equipment:
      Buildings and land                                   20,901       16,161
      Equipment                                            32,306       29,125
      Vehicles                                              2,701        2,616
      Leasehold improvements                               11,057       10,963
      Office furniture and equipment                        2,070        1,954
      Construction-in-progress                              2,710        4,325
                                                        ---------    ---------
                                                           71,745       65,144
      Less accumulated depreciation and amortization      (17,576)     (15,219)
                                                        ---------    ---------
          Net property and equipment                       54,169       49,925

Intangibles and other assets:
      Permits, net                                         16,633       20,759
      Goodwill, net                                         6,216        6,525
      Finite Risk Sinking Fund                              1,234           --
      Other assets                                          4,455        3,047
                                                        ---------    ---------
          Total assets                                  $ 107,223    $ 105,825
                                                        =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED


                                                       June 30,
                                                          2003     December 31,
(Amounts in Thousands, Except for Share Amounts)      (Unaudited)      2002
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                   $ 10,525      $  9,759
    Current environmental accrual                           576           982
    Accrued expenses                                     11,197        10,724
    Current portion of long-term debt                     3,530         3,373
                                                       --------      --------
        Total current liabilities                        25,828        24,838

Environmental accruals                                    1,714         1,714
Accrued closure costs                                     4,925         4,929
Other long-term liabilities                               1,491         1,332
Long-term debt, less current portion                     28,382        27,142
                                                       --------      --------
       Total long-term liabilities                       36,512        35,117
                                                       --------      --------
       Total liabilities                                 62,340        59,955

Commitments and Contingencies (see Note 5)                   --            --

Preferred Stock of subsidiary,  $1.00 par value;
    1,467,396 shares authorized, 1,284,730
    shares issued and outstanding, liquidation
    value $1.00 per share                                 1,285         1,285

Stockholders' equity:
    Preferred Stock, $.001 par value; 2,000,000
      shares authorized, 2,500 shares issued and
      outstanding                                            --            --
    Common Stock, $.001 par value; 75,000,000 shares
      authorized,  35,787,254 and 35,326,734 shares
      issued, including 988,000 shares held as
      treasury stock, respectively                           36            35
    Additional paid-in capital                           67,470        66,799
    Accumulated deficit                                 (21,854)      (20,172)
    Interest rate swap                                     (192)         (215)
                                                       --------      --------
                                                         45,460        46,447
    Less Common Stock in treasury at cost;
       988,000 shares                                    (1,862)       (1,862)
                                                       --------      --------
       Total stockholders' equity                        43,598        44,585
                                                       --------      --------
       Total liabilities and stockholders' equity      $107,223      $105,825
                                                       ========      ========

        The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                          Three Months Ended       Six Months Ended
                                                               June 30,                 June 30,
                                                         --------------------    --------------------
 (Amounts in Thousands, Except for Per Share Amounts)      2003         2002       2003        2002
-----------------------------------------------------------------------------------------------------
Net revenues                                             $ 19,909    $ 22,485    $ 39,427    $ 38,936

Cost of goods sold                                         15,391      14,536      29,848      27,847
                                                         --------    --------    --------    --------
        Gross profit                                        4,518       7,949       9,579      11,089

 Selling, general and administrative expenses               4,786       4,120       9,166       8,275
                                                         --------    --------    --------    --------
        Income (loss) from operations                        (268)      3,829         413       2,814

 Other income (expense):
        Interest income                                         3           4           5           9
        Interest expense                                     (691)       (722)     (1,393)     (1,427)
        Interest expense-financing fees                      (257)       (260)       (558)       (517)
        Other                                                  10         (54)        (55)        (81)
                                                         --------    --------    --------    --------
          Net income (loss)                                (1,203)      2,797      (1,588)        798

 Preferred Stock dividends                                    (48)        (32)        (94)        (63)
                                                         --------    --------    --------    --------
          Net income (loss) applicable to Common Stock   $ (1,251)   $  2,765    $ (1,682)   $    735
                                                         ========    ========    ========    ========

-----------------------------------------------------------------------------------------------------
Net income (loss) per common share:

          Basic                                          $   (.04)   $    .08    $   (.05)   $    .02
                                                         ========    ========    ========    ========
          Diluted                                        $   (.04)   $    .06    $   (.05)   $    .02
                                                         ========    ========    ========    ========

Number of shares and potential common shares used in net income (loss) per common share:

          Basic                                            34,798      34,210      34,702      34,134
                                                         ========    ========    ========    ========
          Diluted                                          34,798      43,556      34,702      43,216
                                                         ========    ========    ========    ========

        The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                               Six Months Ended
                                                                   June 30,
(Amounts in Thousands)                                       -------------------
                                                               2003       2002
--------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                            $(1,588)   $   798
     Adjustments to reconcile net income (loss)
       to cash provided by (used in) operations:
     Depreciation and amortization                             2,379      2,076
     Provision for bad debt and other reserves                    82         91
     (Gain) Loss on sale of plant, property and equipment         (1)         3
     Changes in assets and liabilities:
     Accounts receivable                                         774       (761)
     Prepaid expenses, inventories and other assets           (1,932)      (364)
     Accounts payable and accrued expenses                     1,596      1,904
                                                             -------    -------
                 Net cash provided by operations               1,310      3,747
                                                             -------    -------
Cash flows from investing activities:
     Purchases of property and equipment, net                 (1,337)    (2,616)
     Proceeds from sale of plant, property and equipment           1         --
     Change in restricted cash, net                               (2)        (3)
     Change in finite risk sinking fund                       (1,234)        --
                                                             -------    -------
                 Net cash used in investing activities        (2,572)    (2,619)
                                                             -------    -------
Cash flows from financing activities:
     Net borrowings (repayments) of revolving loan
       and term note facility                                  1,678     (1,292)
     Principal repayments of long-term debt                   (1,169)    (1,024)
     Proceeds from issuance of stock                             591        418
                                                             -------    -------
                 Net cash provided by (used in)
                   financing activities                        1,100     (1,898)
                                                             -------    -------
Decrease in cash
                                                                (162)      (770)
Cash at beginning of period                                      212        860
                                                             -------    -------
Cash at end of period                                        $    50    $    90
                                                             =======    =======
Supplemental disclosure:
     Interest paid                                           $ 1,051    $ 1,232

Non-cash investing and financing activities:
    Issuance of Common Stock for services                         17         23
    Issuance of Common Stock for payment of dividends             63         63
    Gain (Loss) on interest rate swap                             23         (9)
    Long-term debt incurred for purchase of
      property and equipment                                     726        414

        The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, for the six months ended June 30, 2003)


                                                                                                          Common
                              Preferred Stock      Common Stock       Additional                           Stock      Total
   (Amounts in thousands,     ---------------     ---------------       Paid-In   Accumulated  Interest   Held In  Stockholders'
  except for share amounts)    Shares  Amount     Shares   Amount       Capital     Deficit    Rate Swap  Treasury    Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002   2,500    $  --   35,326,734   $ 35      $ 66,799    $(20,172)   $ (215)    $ (1,862)  $ 44,585

Comprehensive loss:
    Net loss                      --       --           --     --            --      (1,588)       --           --     (1,588)
    Other Comprehensive
      loss:
      Gain on interest
        rate swap                 --       --           --     --            --          --        23           --         23
                                                                                                                     --------
Comprehensive loss                                                                                                     (1,565)
Preferred Stock dividends         --       --           --     --            --         (94)       --           --        (94)
Issuance of Common Stock for
    Preferred Stock dividend      --       --       25,165     --            63          --        --           --         63
Issuance of stock for cash and
    services                      --       --      435,355      1           608          --        --           --        609

                               -----    -----   ----------   ----      --------    --------    ------    ---------   --------
Balance at June 30, 2003       2,500    $  --   35,787,254   $ 36      $ 67,470    $(21,854)   $ (192)   $  (1,862)  $ 43,598
                               =====    =====   ==========   ====      ========    ========    ======    =========   ========

        The accompanying notes are an integral part of these consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2003
                                   (Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

1. Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

Recent Accounting Pronouncements
In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS did not have an impact on the Company's consolidated financial statements.

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

SFAS 123 requires us to provide pro forma information regarding net income and earnings per share as if compensation cost for our employee and director stock options had been determined in accordance with the fair market value-based method prescribed in SFAS 123. We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Under the accounting provisions of SFAS 123, our net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands except for per share amounts):


                                                                    Three Months Ended      Six Months Ended
                                                                         June 30,              June 30,
                                                                 --------------------     -------------------
                                                                     2003       2002         2003       2002
                                                                 --------------------------------------------
Net income (loss) applicable to Common Stock, as reported        $ (1,251)    $ 2,765     $ (1,682)    $  735
Deduct:  Total Stock-based employee compensation
   expense determined under fair value based method for
   all awards, net of related tax effects                            (107)        (77)        (184)      (145)
                                                                 --------     -------     --------     ------
Pro forma net income (loss) applicable to Common Stock           $ (1,358)    $ 2,688     $ (1,866)    $  590
                                                                 ========     =======     ========     ======
Earnings per share:
   Basic - as reported                                           $   (.04)    $   .08     $   (.05)    $  .02
                                                                 ========     =======     ========     ======
   Basic - pro-forma                                             $   (.04)    $   .08     $   (.05)    $  .02
                                                                 ========     =======     ========     ======
   Diluted - as reported                                         $   (.04)    $   .06     $   (.05)    $  .02
                                                                 ========     =======     ========     ======
   Diluted - pro-forma                                           $   (.04)    $   .06     $   (.05)    $  .01
                                                                 ========     =======     ========     ======


2. Recently Adopted Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.

SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. In conjunction with the state mandated permit and licensing requirements, the Company is obligated to determine its best estimate of the cost to close, at some undetermined future date, its permitted and/or licensed facilities. The Company recorded this liability at the date of acquisition, with its offsetting entry being to goodwill and/or permits and has subsequently increased this liability as a result of changes to the facility and/or for inflation. The Company's current accrued closure costs reflect the current fair value of the cost of asset retirement. The Company adopted SFAS 143 as of January 1, 2003, and pursuant to the adoption the Company reclassified from goodwill and permits approximately $4,559,000, which represents the fair value of the Company's closing costs as recorded to goodwill or permits at the time each facility was acquired, into an asset retirement obligations account. The asset retirement obligation account is recorded as property and equipment (buildings). The Company will depreciate the asset retirement obligation on a straight-line basis over a period of 50 years. The new standard did not have a material impact on net income in the first six months of 2003, nor would it have had a material impact in the first six months of 2002 assuming an adoption of this accounting standard on a pro forma basis.

3. Earnings Per Share

Basic EPS is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS includes the dilutive effect of potential common shares. Diluted loss per share for the three and six months ended June 30, 2003, does not include potential common shares as their effect would be anti-dilutive.

The following is a reconciliation of basic net income (loss) per share and diluted net income (loss) per share for the three and six months ended June 30, 2003 and 2002.

                                                            Three Months Ended    Six Months Ended
                                                                 June 30,             June 30,
                                                            ------------------   ------------------
(Amounts in thousands except per share amounts)               2003       2002      2003       2002
---------------------------------------------------------------------------------------------------
Net income (loss) applicable to Common Stock - basic        $(1,251)   $ 2,765   $ (1,682)  $   735

Effect of dilutive securities - Preferred Stock dividends      --           32         --        63
                                                            -------    -------   --------   -------
Net income (loss) applicable to Common Stock - diluted      $(1,251)   $ 2,797   $ (1,682)  $   798
                                                            =======    =======   ========   =======
Basic net income (loss) per share                           $  (.04)   $   .08   $   (.05)  $   .02
                                                            =======    =======   ========   =======
Diluted net income (loss) per share                         $  (.04)   $   .06   $   (.05)  $   .02
                                                            =======    =======   ========   =======

Weighted average shares outstanding - basic                  34,798     34,210     34,702    34,134

Potential shares exercisable under stock option plans            --      1,237         --     1,197

Potential shares upon exercise of Warrants                       --      6,442         --     6,218

Potential shares upon conversion of Preferred Stock              --      1,667         --     1,667
                                                            -------    -------   --------   -------
Weighted average shares outstanding - diluted                34,798     43,556     34,702    43,216
                                                            =======    =======   ========   =======

---------------------------------------------------------------------------------------------------
Potential shares excluded from above weighted
average share  calculations due to
their anti-dilutive effect include:

Upon exercise of Options                                      3,682         42      3,682       172

Upon exercise of Warrants                                    12,893         --     12,893        --

Upon conversion of Preferred Stock                            1,667         --      1,667        --

 4.  Long Term Debt

Long-term debt consists of the following at June 30, 2003, and December 31, 2002:

                                                                                       June 30,
                                                                                         2003             December 31,
(Amounts in Thousands)                                                                (Unaudited)             2002
----------------------------------------------------------------------------------------------------------------------

      Revolving Credit facility dated December 22, 2000,  borrowings  based upon eligible  accounts  receivable,  subject  to monthly  borrowing  base calculation,  variable  interest  paid  monthly at prime rate plus 1%
           (5.00% at June 30, 2003), balance due in December 2005.                      $  10,920           $  8,742

      Term Loan dated December 22, 2000,  payable in equal monthly  installments of principal of $83, balance due in December 2005,  variable interest
           paid monthly at prime rate plus 1 1/2% (5.50% at June 30, 2003).                 4,583              5,083

      Three promissory  notes dated  May 27,  1999,  payable  in  equal  monthly installments of  principal and interest  of $90 over  60 months,  due
           June 2004, interest at 7.0%.                                                     1,043              1,538

      Unsecured  promissory note dated August 31, 2000,  payable in lump
           sum in August 2005, interest paid annually at 7.0%.                              3,500              3,500

      Senior subordinated notes dated July 31, 2001, payable in lump sum on July
           31, 2006,  interest  payable  quarterly at an annual interest rate of
           13.5%, net of unamortized debt discount of $1,000.                               4,625              4,462

      Promissory note dated June 25, 2001, payable in semiannual installments on
           June 30 and December 31 through December 31, 2008,  variable interest accrues  at the  applicable  law rate  determined  under the IRS Code
           Section (8.0% on June 30, 2003) and is payable in one lump sum at the
           end of installment period.                                                       3,474              3,594

      Installment   agreement  dated  June  25,  2001,   payable  in  semiannual
           installments  on June 30 and  December 31 through  December 31, 2008, variable interest accrues at the applicable law rate determined under the IRS Code  Section  (8.0% on June 30,  2003) and is payable in one
           lump sum at the end of installment period.                                         863                893

      Various  capital lease and promissory  note  obligations,  payable
           2003 to 2008, interest at rates ranging from 5.2% to 17.9%.                      2,904              2,703
                                                                                        ---------           --------
                                                                                           31,912             30,515
        Less current portion of long-term debt                                              3,530              3,373
                                                                                        ---------           --------
                                                                                        $  28,382           $ 27,142
                                                                                        =========           ========

Revolving Credit and Term Loan
On December 22, 2000, the company entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank. The Agreement provides for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. Payments commenced on February 1, 2001. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $15,000,000. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves Agent reasonably deems proper and necessary. The Revolving Credit advances shall be due and payable in full on December 22, 2005. As of June 30, 2003, our excess availability under our revolving credit facility was $4,243,000 based on our eligible receivables.

Pursuant to the Agreement the Term Loan bears interest at a floating rate equal to the prime rate plus 1 1/2 %, and the Revolving Credit at a floating rate equal to the prime rate plus 1%. The loans are subject to a prepayment fee of 1 1/2 % in the first year, 1% in the second and third years and 3/4 % after the third anniversary until termination date.

In December 2000, the Company entered into an interest rate swap agreement related to its Term Loan. This hedge, has effectively fixed the interest rate on the notional amount of $3,500,000 of the floating rate $7,000,000 PNC Term Loan. The Company will pay the counterparty interest at a fixed rate equal to the base rate of 6.25%, for a period from December 22, 2000, through December 22, 2005, in exchange for the counterparty paying the Company one-month LIBOR rate for the same term (1.12% at June 30, 2003). At June 30, 2003, the market value of the interest rate swap was in an unfavorable value position of $192,000 and was recorded as a liability. During the six months ended June 30, 2003, the Company recorded a gain on the interest rate swap of $23,000, which offset other comprehensive loss on the Statement of Stockholders' Equity.

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

On May 23, 2003, the Company and PNC entered into Amendment No. 2 to the Agreement, which among other things reduced the letter of credit commitment from $4,500,000 to $500,000 and terminated the $4.0 million standby letter of credit. The standby letter of credit was previously issued to secure certain surety bond obligations, which provided financial assurance closure guarantees to the applicable states pursuant to the Company's permits and licenses. The financial assurance has been satisfied with a newly established 25-year finite risk insurance policy (see Note 5). This finite risk insurance policy required an upfront payment of $4.0 million, which was funded through the Revolving Credit with PNC, utilizing the collateral that previously supported the $4.0 million letter of credit. As a condition precedent to this Amendment No. 2, the Company paid a $25,000 amendment fee to PNC.

Three Promissory Notes
Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of Perma-Fix of Orlando, Inc. ("PFO"), Perma-Fix of South Georgia, Inc. ("PFSG") and Perma-Fix of Michigan, Inc. ("PFMI"), a portion of the consideration was paid in the form of Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of PFO, PFSG and PFMI. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $1,043,000 at June 30, 2003. Such amount is included in current portion of long term debt. Payments of such Promissory Notes are guaranteed by PFMI under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by PFMI. These Promissory Notes are subject to subordination agreements with the Company's senior and subordinated lenders.

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

Senior Subordinated Notes
On July 31, 2001, the Company issued approximately $5.6 million of its 13.50% Senior Subordinated Notes due July 31, 2006 (the "Notes"). The Notes were issued pursuant to the terms of a Note and Warrant Purchase Agreement dated July 31, 2001 (the "Purchase Agreement"), between the Company, Associated Mezzanine Investors - PESI, L.P. ("AMI"), and Bridge East Capital, L.P. ("BEC"). The Notes are unsecured and are unconditionally guaranteed by the subsidiaries of the Company. The Company's payment obligations under the Notes are subordinate to the Company's payment obligations to its primary lender and to certain other debts of the Company up to an aggregate amount of $25 million. The net proceeds from the sale of the Notes were used to repay the Company's previous short-term loan.

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

In connection with the sale of the Notes, the Company, AMI, and BEC entered into an Option Agreement, dated July 31, 2001 (the "Option Agreement"). Pursuant to the Option Agreement, the Company granted each purchaser an irrevocable option requiring the Company to purchase any of the Warrants or Warrant Shares then held by the purchaser (the "Put Option"). The Put Option may be exercised at any time commencing July 31, 2004, and ending July 31, 2008. In addition, each purchaser granted to the Company an irrevocable option to purchase all the Warrants or the Warrant Shares then held by the purchaser (the "Call Option"). The Call Option may be exercised at any time commencing July 31, 2005, and ending July 31, 2008. The purchase price under the Put Option and the Call Option is based on the quotient obtained by dividing (a) the sum of six times the Company's consolidated EBITDA for the period of the 12 most recent consecutive months minus Net Debt plus the Warrant Proceeds by (b) the Company's Diluted Shares (as the terms EBITDA, Net Debt, Warrant Proceeds, and Diluted Shares are defined in the Option Agreement). Pursuant to the guidance under EITF 00-19 on accounting for and financial presentation of securities that could potentially be settled in a Company's own stock, the put warrants would be classified outside of equity based on the ability of the holder to require cash settlement. Also, EITF Topic D-98 discusses the accounting for a security that will become redeemable at a future determinable date and its redemption is variable. This is the case with the Warrants as the date is fixed, but the put or call price varies. The EITF gives two possible methodologies for valuing the securities. The Company accounts for the changes in redemption value as they occur and the Company adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. On June 30, 2003, the Put Option had no value and no liability was recorded.

Promissory Note
East Tennessee Materials and Energy Corporation ("M&EC") issued a promissory note for a principal amount of $3.7 million to PDC, dated June 7, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a  semiannual  basis on June 30 and December
31.

Interest is accrued at the applicable rate (8.00% on June 30, 2003) and payable in one lump sum at the end of the loan period. On June 30, 2003, the outstanding balance was $4,185,000 including accrued interest of approximately $711,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

Installment Agreement
In conjunction with the Company's acquisition of M&EC, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 dated June 7, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended. Such rate is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On June 30, 2003, the rate was 8.00%. On June 30, 2003, the outstanding balance was $1,036,000 including accrued interest of approximately $173,000.

5. Commitments and Contingencies

Hazardous Waste
In connection with our waste management services, we handle both hazardous and non-hazardous waste, which we transport to our own, or other facilities for destruction or disposal. As a result of disposing of hazardous substances, in the event any cleanup is required, we could be a potentially responsible party for the costs of the cleanup notwithstanding any absence of fault on our part.

Legal
In the normal course of conducting our business, we are involved in various litigations. There has been no material change in legal proceedings from those disclosed previously in the Company's Form 10-K for year ended December 31, 2002, and the Company's Form 10-Q for the quarter ended March 31, 2003, except as stated below. We are not a party to any litigation or governmental proceeding which our management believes could result in any judgments or fines against us that would have a material adverse affect on the Company's financial position, liquidity or results of operations.

In connection with the lawsuit styled Bryson Adams, et. al. v. Environmental Purification Advancement Corporation, et. al., pending in the United Stated
District Court, Western District of Louisiana, previously reported by the Company in its Form 10-Q for the first quarter of 2003, the Company's insurance carrier is defending the Company in this litigation under a reservation of rights.

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

Insurance
We believe we maintain insurance coverage adequate for our needs and which is similar to, or greater than, the coverage maintained by other companies of our size in the industry. There can be no assurances, however, those liabilities, which may be incurred by us, will be covered by our insurance or that the dollar amount of such liabilities, which are covered, will not exceed our policy limits. Under our insurance contracts, we usually accept self-insured retentions, which we believe is appropriate for our specific business risks. We are required by EPA regulations to carry environmental impairment liability insurance providing coverage for damages on a claims-made basis in amounts of at least $1 million per occurrence and $2 million per year in the aggregate. To meet the requirements of customers, we have exceeded these coverage amounts.

In June 2003, the Company entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantee to the states that in the event of closure our permitted facilities will be closed in accordance with the regulations. The policy provides $35 million of financial assurance coverage and has available capacity to allow for annual inflation and other performance and surety bond requirements. On the fourth and subsequent anniversaries of the contract inception, the Company may elect to terminate this contract.

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

We have three operating segments, which are defined as each business line that we operate. This however, excludes corporate headquarters, which does not generate revenue.

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

The Nuclear Waste Management Services segment, which provides treatment, storage, processing and disposal services for waste which is both hazardous and low-level radioactive ("Mixed Waste"). Included in such is research, development, on and off-site waste remediation of nuclear mixed and low-level radioactive waste through our three TSD facilities; Perma-Fix of Florida, Inc., Diversified Scientific Services, Inc., and East Tennessee Materials and Energy Corporation.

The Consulting Engineering Services segment provides environmental engineering and regulatory compliance services through Schreiber, Yonley & Associates, Inc. which includes oversight management of environmental restoration projects, air and soil sampling and compliance and training activities, as well as, engineering support as needed by our other segments.

The table below presents certain financial information in thousands by business segment for the three and six months ended June 30, 2003 and 2002.

 Segment Reporting for the Quarter Ended June 30, 2003


                                     Industrial      Nuclear
                                        Waste          Waste                   Segments                 Consolidated
                                      Services       Services     Engineering    Total      Corporate       Total
                                      --------       --------     -----------    -----      ---------   ------------
 Revenue from external customers       $11,265       $ 7,880         $  764     $ 19,909      $   --      $  19,909
 Intercompany revenues                   1,132           900            141        2,173          --          2,173
 Interest income                             1            --             --            1           2              3
 Interest expense                          192           458             (3)         647          44            691
 Interest expense-financing fees            --             1             --            1         256            257
 Depreciation and amortization             578           634              8        1,220          19          1,239
 Segment profit (loss)                    (579)         (747)            75       (1,251)         --         (1,251)
 Segment assets(1)                      42,318        55,583          2,179      100,080       7,143        107,223
 Expenditures for segment assets           390           399              6          795          65            860

 Segment Reporting for the Quarter Ended June 30, 2002


                                     Industrial      Nuclear
                                        Waste          Waste                   Segments                 Consolidated
                                      Services       Services     Engineering    Total      Corporate       Total
                                      --------       --------     -----------    -----      ---------   ------------
 Revenue from external customers       $ 9,721       $11,843         $  921     $ 22,485      $   --      $  22,485
 Intercompany revenues                   2,318         1,504             33        3,855          --          3,855
 Interest income                             4            --             --            4          --              4
 Interest expense                          166           555              1          722          --            722
 Interest expense-financing fees            --             2             --            2         258            260
 Depreciation and amortization             491           528              9        1,028          21          1,049
 Segment profit (loss)                    (601)        3,261            105        2,765          --          2,765
 Segment assets(1)                      40,822        53,534          2,233       96,589       4,175        100,764
 Expenditures for segment assets           644           696              4        1,344          --          1,344

 Segment Reporting for the Six Months Ended June 30, 2003


                                     Industrial      Nuclear
                                        Waste          Waste                   Segments                 Consolidated
                                      Services       Services     Engineering    Total      Corporate       Total
                                      --------       --------     -----------    -----      ---------   ------------
 Revenue from external customers       $21,508       $16,266        $ 1,653    $  39,427     $    --      $  39,427
 Intercompany revenues                   2,275         1,307            274        3,856          --          3,856
 Interest income                             3            --             --            3           2              5
 Interest expense                          374           943             (6)       1,311          82          1,393
 Interest expense-financing fees            --             3             --            3         555            558
 Depreciation and amortization           1,112         1,211             18        2,341          38          2,379
 Segment profit (loss)                  (1,407)         (431)           156       (1,682)         --         (1,682)
 Segment assets(1)                      42,318        55,583          2,179      100,080       7,143        107,223
 Expenditures for segment assets           836         1,068              8        1,912         152           2064

 Segment Reporting for the Six Months Ended June 30, 2002


                                     Industrial      Nuclear
                                        Waste          Waste                   Segments                 Consolidated
                                      Services       Services     Engineering    Total      Corporate       Total
                                      --------       --------     -----------    -----      ---------   ------------
 Revenue from external customers       $18,059       $19,037         $1,840      $38,936      $   --      $  38,936
 Intercompany revenues                   3,563         2,907             44        6,514          --          6,514
 Interest income                             8            --             --            8           1              9
 Interest expense                          332         1,095              4        1,431          (4)         1,427
 Interest expense-financing fees            --             4             --            4         513            517
 Depreciation and amortization             977         1,037             20        2,034          42          2,076
 Segment profit (loss)                  (1,918)        2,426            227          735          --            735
 Segment assets(1)                      40,822        53,534          2,233       96,589       4,175        100,764
 Expenditures for segment assets         1,340         1,682              4        3,026           4          3,030

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 PART I, ITEM 2

Forward-looking Statements
Certain statements contained within this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things,

     o    Improve our operations and liquidity;

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

     o ability to fund up to $4 million of budgeted capital expenditures for 2003;

     o as the M&EC facility continues to enhance its processing capabilities and completes certain expansion projects, the Company could see higher total revenues under Oak Ridge Contracts;

     o    finalize surcharge issues relating to Oak Ridge Contracts;

     o    PFD being required to have a Title V air permit;

     o    PFD being able to treat the hydrolysate by-product;

     o the volume of hydrolysate expected to be treated under the subcontract relating to the Newport Chemical Agent Disposal Facility;

     o expectation that during one of our strongest periods of the year our working capital position will begin to improve;

     o    increasing other sources of revenue at M& EC; and

     o management expects seasonal trend to continue that revenues and profits will increase in the third quarter.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors, which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

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

     o continued inability or reduced levels of mixed waste shipments by the government;

     o the requirement to use internally generated funds for purposes not presently anticipated;

     o    inability to continue to become profitable on an annualized basis;

     o the inability of the Company to maintain the listing of its Common Stock on the NASDAQ;

     o    inability of the Company to process hydrolysate at our PFD facility;

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

Allowance for Doubtful Accounts. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that will not be collected. During the six months ended June 30, 2003 and 2002 the allowance for doubtful accounts was increased, through a charge to bad debt expense, by $82,000 and $91,000, respectively, which remained consistent at 0.2% of net revenues. Management regularly reviews all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected, and writes off any uncollectible portion. These write-offs were approximately 0.9% and 0.8% of revenue and approximately 4.2% and 3.9% of accounts receivable for 2002 and 2001, respectively.

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

Accrued Closure Costs. Accrued closure costs represent a contingent environmental liability to clean up a facility in the event the Company ceases operations in an existing facility. The accrued closure costs are estimates based on guidelines developed by federal and/or state regulatory authorities under RCRA. Such costs are evaluated annually and adjusted for inflationary factors and for approved changes or expansions to the facilities. Increases due to annual inflationary factors for 2003, 2002, and 2001 are approximately 1.1%, 2.2% and 2.1%, respectively, and based on the historical information, the Company does not expect future inflationary changes to differ materially from the previous years. Increases or decreases in accrued closure costs resulting from changes or expansions at the facilities are determined based on specific RCRA guidelines applied to the requested change. This calculation includes certain estimates, such as disposal pricing, external labor, analytical costs and processing costs, which are based on current market conditions. However, the Company has no intention, at this time, to close any of its facilities.

Accrued Environmental Liabilities. The Company has four remediation projects currently in progress. The current and long-term accrual amounts for the projects are our best estimates based on proposed or approved processes for clean up. The circumstances that could affect the outcome range from new technologies that are being developed every day to reduce the Company's overall costs, to increased contamination levels that could arise as the Company completes remediation which could increase the Company's costs, neither of which the Company anticipates at this time. In addition, significant changes in regulations could adversely or favorably affect our costs to remediate existing sites or potential future sites, which cannot be reasonably quantified.

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

Results of Operations
The table below should be used when reviewing management's discussion and analysis for the three and six months ended June 30, 2003 and 2002:


                                               Three Months Ended                      Six Months Ended
                                                    June 30,                               June 30,
                                        -----------------------------------   ------------------------------------
 Consolidated (amounts in thousands)     2003       %      2002        %        2003       %       2002       %
 -----------------------------------------------------------------------------------------------------------------
 Net revenues                           $19,909   100.0  $  22,485    100.0   $ 39,427   100.0    $38,936    100.0

 Cost of goods sold                      15,391    77.3     14,536     64.6     29,848    75.7     27,847     71.5
                                        -------   -----  ---------    -----   --------   -----    -------    -----
                                          4,518    22.7                35.4      9,579    24.3                28.5
        Gross profit                                         7,949                                 11,089

 Selling, general and administrative      4,786    24.0      4,120     18.4      9,166    23.2      8,275     21.3
                                        -------   -----  ---------    -----   --------   -----    -------    -----
        Income (loss) from operations   $  (268)   (1.3) $   3,829     17.0   $    413     1.1    $ 2,814      7.2
                                        =======   =====  =========    =====   ========   =====    =======    =====
 Interest expense                          (691)   (3.4)      (722)    (3.2)    (1,393)   (3.5)    (1,427)    (3.7)

 Interest expense-financing fees           (257)   (1.3)      (260)    (1.2)      (558)   (1.4)      (517)    (1.3)

 Preferred Stock dividends                  (48)   (0.2)       (32)    (0.1)       (94)   (0.2)       (63)    (0.2)

Summary - Three and Six Months Ended June 30, 2003 and 2002
The Company provides services through three reportable operating segments. The Industrial Waste Management Services segment is engaged in on-and off-site treatment, storage, disposal and processing of a wide variety of by-products and industrial, hazardous and non-hazardous wastes. This segment competes for materials and services with numerous regional and national competitors to provide comprehensive and cost-effective waste management services to a wide variety of customers nationwide. The Company operates and maintains facilities and businesses in the waste by-product brokerage, on-site treatment and stabilization, and off-site blending, treatment and disposal industries. The Nuclear Waste Management Services segment provides treatment, storage, processing and disposal services of mixed waste (waste containing both hazardous and low-level radioactive materials) and low-level radioactive wastes, including research, development and on-site and off-site waste remediation. The presence of nuclear and low-level radioactive constituents within the waste streams processed by this segment create different and unique operational, processing and permitting/licensing requirements from those contained within the Industrial Waste Management Services segment. The Company's Consulting Engineering Services segment provides a wide variety of environmental related consulting and engineering services to industry and government. The Consulting Engineering
Services segment provides oversight management of environmental restoration projects, air and soil sampling, compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities.

Net Revenue
Consolidated net revenues decreased to $19,909,000 for the quarter ended June 30, 2003, as compared to $22,485,000 for the same quarter in 2002. This decrease of $2,576,000 or 11.5% is principally attributable to a decrease in the Nuclear Waste Management Services segment of approximately $3,963,000 resulting in part from the government's inability to ship waste to our facilities due to the war in Iraq and prolonged terrorism alerts. The Company also experienced a decrease in shipments from certain nuclear utilities principally as a result of similar security and transportation issues. From a comparative perspective, it is also important to note that an event project of approximately $1.8 million was included in the second quarter of 2002 and a surcharge of approximately $2.2 million was recorded in the second quarter of 2002, which applied to the first six months of 2002. Consolidated revenues under the Oak Ridge Contracts totaled $4,170,000 or 20.9% of total revenues for the three months ended June 30, 2003, compared to $3,320,000 or 14.8% for the three months ended June 30, 2002. In contrast to the above, under the Oak Ridge Contracts, Bechtel Jacobs was better able to move waste within the K-25 DOE complex, as there are no transportation issues due to our facility being located on the DOE site. The backlog of stored waste within the nuclear segment at June 30, 2003, was approximately $5,600,000 compared to $7,517,000 and $9,000,000 at March 31, 2003 and December 31, 2002,
respectively. The Consulting Engineering Service segment experienced a decrease of approximately $158,000, which reflects the impact a weaker economy has on our client's expansion projects. Offsetting these decreases, was an increase in the Industrial Waste Management Services segment of approximately $1,545,000 resulting from certain new or expanded product lines, such as lab packing, overall improved waste volumes and improved pricing structure associated with certain of our Defense Reutilization & Marketing Service ("DRMS") government contracts and the revenues recognized for public outreach and treatability studies related to the Army's Newport hydrolysate project. See "Known Trends and Uncertainties and Significant Contracts" of this Management's Discussion and Analysis as to a lawsuit involving the Oak Ridge Contracts, and a discussion as to a complaint filed as to the hydrolysate project.

Consolidated net revenues increased to $39,427,000 from $38,936,000 for the six-month period ended June 30, 2003. This increase of $491,000 or 1.3% is primarily attributable to an increase in the Industrial Waste Management Services segment of approximately $3,449,000 resulting from certain new product lines, such as lab packing, improved waste volumes across all facilities, improved pricing structure associated with certain DRMS government contracts, the revenues recognized for public outreach and treatability studies related to the Army's Newport hydrolysate project and improved volumes associated with the implementation of the biological wastewater treatment system. Offsetting this increase was a decrease in the Nuclear Waste Management Services segment of approximately $2,770,000 resulting from the government's inability to ship waste to our facilities due to the war in Iraq and prolonged terrorism alerts and the impact of increased revenues during the same period of 2002 which included an event project of approximately $2.4 million and a surcharge of approximately $2.2 million which applied to the first six months of 2002. Consolidated revenues under the Oak Ridge Contracts totaled $8,991,000 or 22.8% of total revenues for the six months ending June 30, 2003, compared to $4,325,000 or 11.1% for the six months ended June 30, 2002, which reflects increased revenues under the Oak Ridge Contracts along with the benefit of our facility being located within the DOE K-25 site. Additionally, the Consulting Engineering Services segment experienced a decrease of approximately $188,000, which reflects the impact a weaker economy has on our client's expansion projects. See "Known Trends and Uncertainties-Significant Contracts" of this Management's Discussion and Analysis as to a lawsuit involving the Oak Ridge Contracts and a discussion as to a complaint filed as to the hydrolysate project.

Cost of Goods Sold
Cost of goods sold for the Company increased $855,000 or 5.9% for the quarter ended June 30, 2003, as compared to the quarter ended June 30, 2002. This increase in cost of goods sold reflects an increase in the Industrial Waste Management Services segment of approximately $1,284,000, primarily associated with increased labor, disposal and transportation costs, which in part relates to the increase in revenues. Additional costs for disposal and transportation were incurred during the quarter due to operational and off specification waste issues, which are currently being addressed. Additionally, this increase reflects costs associated with the Army's Newport hydrolysate project. Offsetting this increase, was a decrease in the Nuclear Waste Management Services segment of $288,000 reflecting a decrease in disposal and treatment costs associated with the continued refinement of our treatment processes, partially offset by increased costs of operating the highly specialized processing equipment at our facilities. Additionally, the Consulting Engineering Services segment experienced a decrease of $141,000, which directly correlates to the decrease in revenues. Included within cost of goods sold is depreciation expense of $1,131,000 and $971,000 for the quarters ended June 30, 2003 and 2002, respectively, reflecting an increase of $160,000 over 2002.

Cost of goods sold increased $2,001,000 or 7.2% for the six-month period ended June 30, 2003, as compared to the six-month period ended June 30, 2002. This increase in cost of goods sold reflects an increase in the Industrial Waste Management Services segment of $2,580,000, primarily associated with increased labor, disposal and transportation costs, which correlates to the increase in revenues for this segment and the additional operating costs as discussed above. Costs associated with the Army's Newport hydrolysate project are also reflected in this increase. Offsetting this increase, was a decrease in the Nuclear Waste Management Services segment of $469,000 reflecting a decrease in disposal and treatment costs associated with the continued refinement of our treatment processes, partially offset by increased costs of operating the highly specialized processing equipment. Additionally, the Consulting Engineering Services segment experienced a decrease of $110,000, which directly correlates to the decrease in revenues. Included within cost of goods sold is depreciation expense of $2,167,000 and $1,921,000 for the six months ended June 30, 2003 and 2002, respectively, reflecting an increase of $246,000 over 2002.

Gross Profit
The resulting gross profit for the quarter ended June 30, 2003, decreased $3,431,000 to $4,518,000, which as a percentage of revenue is 22.7%, reflecting a decrease from the corresponding percentage of revenue of 35.4%. This decrease in gross profit percentage principally reflects a decrease in the Nuclear Waste Management Services segment from 47.0% in 2002 to 24.0% in 2003, reflecting the impact of the surcharge of $2.2 million in 2002, which applied to the first six months of 2002. Without the surcharge, the gross profit percentage for this segment for 2002 would have been 28.4%. Additionally, these facilities are high fixed cost facilities which due to regulatory, operational (health and safety) and specialty processing requirements, negatively impact the gross profit percentage when revenues are down. The Industrial Waste Management Services segment experienced a decrease in gross profit percentage from 21.3% in 2002 to 20.7% in 2003, which reflects the impact of additional costs associated with the Army's Newport hydrolysate project and other operational issues as discussed above. Offsetting this, however, was an increase in the Consulting Engineering Services segment from 34.3% in 2002 to 39.1% in 2003. This increase reflects the impact of higher margin projects that were subcontracted out during the quarter.

The resulting gross profit for the six months ended June 30, 2003, decreased $1,510,000 to $9,579,000, which as a percentage of revenue is 24.3%, reflecting a decrease from the corresponding six months in the 2002 percentage of revenue of 28.5%. This decrease in gross profit percentage principally reflects a decrease in the Nuclear Waste Management Services segment from 36.8% in 2002 to 29.0% in 2003, reflecting the impact of the surcharge of $2.2 million in 2002. Without the surcharge, the gross profit percentage for this segment for 2002 would have been 25.3%. Additionally, the Consulting Engineering Services segment experienced a slight decrease from 36.3% in 2002 to 35.7% in 2003, reflecting the impact of lower margin projects performed primarily in the first quarter of 2003. Offsetting these decreases, however, was an increase in the Industrial
Waste Management Services segment from 18.9% in 2002 to 19.9% in 2003. This increase reflects the impact of improved waste volumes and pricing structure associated with DRMS government contracts, the benefit of higher margin event work performed in conjunction with DRMS government contracts and the positive impact of cost savings and operational changes within the segment.

Selling, General and Administrative
Selling, general and administrative expenses increased $666,000 or 16.2% for the quarter ended June 30, 2003, as compared to the quarter ended June 30, 2002. This increase reflects the impact of increased sales and marketing efforts within the Industrial Waste Management Services segment and the Nuclear Waste Management Services segment, which combined accounted for $355,000 of this increase, of which $300,000 was in payroll related expenses. In addition to the increased sales and marketing efforts within both segments, the industrial segment also enhanced its management infrastructure, established a centralized office and incurred certain overhead costs during the second quarter of 2003 which should result in improved operations in future periods. Additionally, the increase in the nuclear segment reflects the impact of a one-time write-off of acquisition costs totaling $167,000 associated with a mixed waste facility. The Company is no longer negotiating to acquire this facility. Included in selling, general and administrative expenses is depreciation and amortization expense of $107,000 and $78,000 for the second quarters of 2003 and 2002, respectively. As a percentage of revenue, selling, general and administrative expenses increased to 24.0% for the quarter ended June 30, 2003, compared to 18.4% for the same period in 2002.

Selling, general and administrative expenses increased $891,000 or 10.8% for the six months ended June 30, 2003, as compared to the same period in 2002. This increase reflects the above discussed impact of increased sales and marketing efforts within both the industrial and nuclear segments which accounted for approximately $539,000 of this increase and certain other organizational changes made within the Company. Additionally, this increase reflects the impact of a one-time write-off of acquisition costs totaling $167,000 associated with a mixed waste facility, which the Company is no longer negotiating to acquire. Included in selling, general and administrative expenses is depreciation and amortization expense of $211,000 and $155,000 for the six months ended June 30, 2003 and 2002, respectively. As a percentage of revenue, selling, general and administrative expenses increased to 23.2% for the six months ended June 30, 2003, compared to 21.3% for the same period in 2002.

Interest Expense
Interest expense decreased $31,000 for the quarter ended June 30, 2003, as compared to the corresponding period of 2002. This decrease reflects the impact of lower interest rates and decreased borrowing levels on the revolving credit and term loans with PNC Bank, National Association ("PNC"), which resulted in a decrease in interest expense of $35,000 when compared to the prior year. Additionally, the reduction in debt associated with past acquisitions resulted in a decrease in interest expense of $9,000. Offsetting these decreases was an increase in interest expense of $13,000 due to an increase in debt associated with facility and computer upgrades.

Interest expense also decreased by $34,000 for the six-month period ended June 30, 2003, as compared to the corresponding period of 2002. This decrease reflects the impact of lower interest rates and decreased borrowing levels on the revolving credit and term loans with PNC, which resulted in a decrease in interest expense of $39,000 when compared to prior year. Additionally, the reduction in debt associated with past acquisitions resulted in a decrease in interest expense of $18,000. Offsetting these decreases was an increase in interest expense of $23,000 due to an increase in debt associated with facility and computer upgrades.

Interest Expense - Financing Fees
Interest expense-financing fees decreased $3,000 for the three months ended June 30, 2003, as compared to the corresponding period for 2002. These financing fees are principally associated with the credit facility and term loan with PNC and the senior subordinated notes, and are amortized to expense over the term of the loan agreements.

Interest expense-financing fees increased by $41,000 for the six months ended June 30, 2003, as compared to the corresponding period of 2002. This increase was primarily due to a one-time write-off of fees associated with other short term financing.

Preferred Stock Dividends
Preferred Stock dividends increased $16,000 during the quarter ended June 30, 2003 as compared to the corresponding period of 2002. This increase was due to the accrual of preferred dividends on the preferred stock of our subsidiary, M&EC ("Series B Preferred"). The Series B Preferred was issued in conjunction with the acquisition of M&EC in June 2001, and began accumulating dividends in June 2002 at an annual interest rate of 5%.

Preferred stock dividends increased $31,000 during the six months ended June 30, 2003, as compared to the same period of 2002. This increase was also due to the accrual of the Series B Preferred.

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

At June 30, 2003, the Company had cash of $50,000. This cash total reflects a decrease of $162,000 from December 31, 2002, as a result of net cash provided by operations of $1,310,000 and cash provided by financing activities of $1,100,000 (principally net borrowings of long-term debt partially offset by proceeds from the issuance of Common Stock) offset by cash used in investing activities of $2,572,000 (principally net purchases of equipment, totaling $1,337,000 and a deposit to the finite risk sinking fund of $1,234,000). The Company is in a net borrowing position and therefore attempts to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. During 2002 the Company implemented a centralized cash management system, which included new remittance lock boxes and resulted in accelerated collection activities and reduced cash balances, as idle cash is moved without delay to the revolving credit facility.

Operating Activities
Accounts receivable, net of allowances for doubtful accounts, totaled $20,964,000, a decrease of $856,000 from the December 31, 2002 balance of $21,820,000. This decrease reflects the impact of reduced revenues and better collection efforts within the Nuclear Waste Management Services segment, which resulted in a decrease of $2,879,000 and the Consulting Engineering Services segment which resulted in a decrease of $5,000. Offsetting these decreases was an increase in accounts receivable for the Industrial Waste Management Services segment of $2,028,000 reflecting the impact of increased revenues within this segment.

As of June 30, 2003, total consolidated accounts payable was $10,525,000, an increase of $766,000 from the December 31, 2002, balance of $9,759,000. This increase in accounts payable reflects the impact of increased revenues within in the Industrial Waste Management Services segment, increased accounts payable related to the Army's Newport hydrolysate project and unfinanced capital expenditures of $1,337,000 that occurred during the six months of 2003.

The working capital deficit at June 30, 2003, was $1,312,000, as compared to a working capital position of $731,000 at December 31, 2002, which reflects a decrease of $2,043,000 during the six months of 2003. This working capital decrease principally reflects the decreased accounts receivable balance at the end of the period, which correlates with the weaker revenues and better collection efforts, as discussed above. Additionally, increased accounts payable, unfinanced capital spending and partial funding of the finite risk insurance policy contributed to this deficit position.

Investing Activities
Our purchases of capital equipment for the six-month period ended June 30, 2003, totaled approximately $2,063,000, including financed purchases of $726,000. These expenditures were for expansion and improvements to the operations principally within the waste management segments. These capital expenditures were funded by the cash provided by operations and from proceeds from the issuance of stock. We have budgeted capital expenditures of up to approximately $6,500,000 for 2003, which included an estimated $1,393,000 for completion of certain 2002 projects in process, as well as other identified capital purchases for the expansion and improvement to the operations and for certain compliance related enhancements. Our purchases during 2003 include approximately $1,047,000 to complete certain of the 2002 projects in process. However, based upon the current status of the planning and evaluation of proposed projects, we believe that we will be spending only up to approximately $4,000,000 for capital expenditures for 2003. We anticipate funding capital expenditures by a combination of lease financing, internally generated funds, and/or the proceeds received from Option and Warrant exercises.

Financing Activities
On December 22, 2000, the company entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank. The Agreement provides for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. Payments commenced on February 1, 2001. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $15,000,000. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves Agent reasonably deems proper and necessary. The Revolving Credit advances shall be due and payable in full on December 22, 2005. As of June 30, 2003, our excess availability under our revolving credit facility was $4,243,000 based on our eligible receivables.

Pursuant to the Agreement the Term Loan bears interest at a floating rate equal to the prime rate plus 1 1/2 %, and the Revolving Credit at a floating rate equal to the prime rate plus 1%. The loans are subject to a prepayment fee of 1 1/2 % in the first year, 1% in the second and third years and 3/4 % after the third anniversary until termination date.

In December 2000, the Company entered into an interest rate swap agreement related to its Term Loan. This hedge, has effectively fixed the interest rate on the notional amount of $3,500,000 of the floating rate $7,000,000 PNC Term Loan. The Company will pay the counterparty interest at a fixed rate equal to the base rate of 6.25%, for a period from December 22, 2000, through December 22, 2005, in exchange for the counterparty paying the Company one month LIBOR rate for the same term (1.12% at June 30, 2003). At June 30, 2003, the market value of the interest rate swap was in an unfavorable value position of $192,000 and was recorded as a liability. During the six months ended June 30, 2003, the Company recorded a gain on the interest rate swap of $23,000, which offset other comprehensive loss on the Statement of Stockholders' Equity.

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

On May 23, 2003, the Company and PNC entered into Amendment No. 2 to the Agreement, which among other things reduced the letter of credit commitment from $4,500,000 to $500,000 and terminated the $4.0 million standby letter of credit. The standby letter of credit was previously issued to secure certain surety bond obligations, which provided financial assurance closure guarantees to the applicable states pursuant to the Company's permits and licenses. The financial assurance has been satisfied with a newly established 25-year finite risk insurance policy (see Contractual Obligations in this section). This finite risk insurance policy required an upfront payment of $4.0 million, to be funded through the Revolving Credit with PNC, utilizing the collateral that previously supported the $4.0 million letter of credit. During the second quarter of 2003, $3,300,000 was funded, and the remaining $700,000 was funded in July 2003. As a condition precedent to this Amendment No. 2, the Company paid a $25,000 amendment fee to PNC.

Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of Perma-Fix of Orlando, Inc. ("PFO"), Perma-Fix of South Georgia, Inc. ("PFSG") and Perma-Fix of Michigan, Inc. ("PFMI"), a portion of the consideration was paid in the form of the Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of PFO, PFSG and PFMI. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $1,043,000 at June 30, 2003, which is in the current portion. Payments of such Promissory Notes are guaranteed by PFMI under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by PFMI. These Promissory Notes are subject to subordination agreements with the Company's senior and subordinated lenders.

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

In connection with the sale of the Notes, the Company, AMI, and BEC entered into an Option Agreement, dated July 31, 2001 (the "Option Agreement"). Pursuant to the Option Agreement, the Company granted each purchaser an irrevocable option requiring the Company to purchase any of the Warrants or Warrant Shares then held by the purchaser (the "Put Option"). The Put Option may be exercised at any time commencing July 31, 2004, and ending July 31, 2008. In addition, each purchaser granted to the Company an irrevocable option to purchase all the Warrants or the Warrant Shares then held by the purchaser (the "Call Option"). The

Call Option may be exercised at any time commencing July 31, 2005, and ending July 31, 2008. The purchase price under the Put Option and the Call Option is based on the quotient obtained by dividing (a) the sum of six times the Company's consolidated EBITDA for the period of the 12 most recent consecutive months minus Net Debt plus the Warrant Proceeds by (b) the Company's Diluted Shares (as the terms EBITDA, Net Debt, Warrant Proceeds, and Diluted Shares are defined in the Option Agreement). Pursuant to the guidance under EITF 00-19 on accounting for and financial presentation of securities that could potentially be settled in a Company's own stock, the put warrants would be classified outside of equity based on the ability of the holder to require cash settlement. Also, EITF Topic D-98 discusses the accounting for a security that will become redeemable at a future determinable date and its redemption is variable. This is the case with the Warrants as the date is fixed, but the put or call price varies. The EITF gives two possible methodologies for valuing the securities. The Company accounts for the changes in redemption value as they occur and the Company adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. On June 30, 2003, the Put Option had no value and no liability was recorded.

East Tennessee Materials and Energy Corporation ("M&EC") issued a promissory note for a principal amount of $3.7 million to PDC, dated June 7, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a  semiannual  basis on June 30 and December
31. Interest is accrued at the applicable rate (8.00% on June 30, 2003) and payable in one lump sum at the end of the loan period. On June 30, 2003, the outstanding balance is $4,185,000 including accrued interest of approximately $711,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

In conjunction with the Company's acquisition of M&EC, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 dated June 7, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended. Such rate is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On June 30, 2003, the rate was 8%. On June 30, 2003, the outstanding balance is $1,036,000 including accrued interest of approximately $173,000.

The following table summarizes the Company's contractual obligations at June 30, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods, (in thousands):

                                              Payments due by period
                                     -------------------------------------------
Contractual Obligations    Total      2003     2004-2006   2007-2008  After 2008
--------------------------------------------------------------------------------
Long-term debt            $31,912    $ 1,863    $28,069     $ 1,980     $    --
Operating leases            5,198      1,134      3,545         514           5
Finite risk policy          9,747        713      3,011       2,008       4,015
                          -------    -------    -------     -------     -------
  Total contractual
    obligations           $46,857    $ 3,710    $34,625     $ 4,502     $ 4,020
                          =======    =======    =======     =======     =======

In June 2003, the Company entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantee to the states that in the event of closure our permitted facilities will be closed in accordance with the regulations. The policy provides $35 million of financial assurance coverage and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy required an upfront payment of $4.0 million, of which $2,766,000 represents the full premium for the 25-year term of the policy, and the remaining $1,234,000, to be deposited in a sinking fund account. During the second quarter of 2003, the Company made an initial payment of $3,300,000 and the final payment of $700,000 was recorded and paid in July 2003. Additionally, the policy requires nine annual installments of $1,004,000 that are due on the anniversary date of the policy. These annual installments will also be deposited in the sinking fund account. In comparison, the Company paid $1,121,000 of non-commutable premiums for the year 2002 financial assurance program, along with an additional collateral requirement of $4.0 million in the form of a letter of credit issued by PNC, at an annual fee of $160,000 per year. On the fourth and subsequent anniversaries of the contract inception, the Company may elect to terminate this contract. If the Company so elects, the Insurer will pay the Company an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both the Company and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

The accrued dividends on the outstanding Preferred Stock for the period July 1, 2002, through December 31, 2002, in the amount of approximately $63,000 were paid in January 2003 in the form of 25,165 shares of Common Stock of the Company. The dividends for the period January 1, 2003, through June 30, 2003, total $62,000, which will be paid in August 2003, in the form of 33,835 share of Common Stock. Under the Company's loan agreements, the Company is prohibited from paying cash dividends on its outstanding capital stock.

In summary, we have continued to take steps to improve our operations and liquidity as discussed above. However, we continue to invest our working capital back into our facilities to fund capital additions for expansion within both the nuclear and industrial segments. Also, as discussed, with the continued downturn in the economy and the impact of the war and prolonged terrorist alerts in the first six months, our liquidity was negatively impacted. However, as we move into one of our strongest periods of the year, our working capital position will begin to improve. If we are unable to continue to improve our operations, successfully finalize the surcharges on the Oak Ridge Contracts and become profitable in the foreseeable future, such would have a material adverse effect on our liquidity position.

Known Trends and Uncertainties
Seasonality. Historically the Company has experienced reduced revenues, operating losses or decreased operating profits during the first and fourth quarters of the Company's fiscal years due to a seasonal slowdown in operations from poor weather conditions and overall reduced activities during the holiday season. During the Company's second and third fiscal quarters there has historically been an increase in revenues and operating profits. Management expects this trend to continue in future years. However, the second quarter of 2003 was adversely affected by the war in Iraq, prolonged terrorism alerts and the downturn in the economy.

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

Significant contracts. The Company's nuclear revenues are principally derived from the Department of Defense, the Department of Energy (DOE), either directly from each DOE site individually or through the broad-spectrum contracts, nuclear utilities, pharmaceutical companies and other commercial generators. M&EC operates under three broad-spectrum contracts ("Oak Ridge Contracts"), which accounted for 20.9% and 22.8% of total consolidated revenues during the three and six months ended June 30, 2003, respectively. As the M&EC facility continues to enhance its processing capabilities and completes certain expansion projects, the Company could see higher total revenue under the Oak Ridge Contracts. In February 2003, M&EC commenced legal proceedings against the general contractor under the Oak Ridge Contracts, seeking payment from Bechtel Jacobs of approximately $4.3 million in surcharges relating to certain wastes that were treated by M&EC in 2001 and 2002 under the Oak Ridge Contracts. Bechtel Jacobs continues to deliver waste to M&EC for treatment, and M&EC continues to accept such waste. There is no guarantee of future business under the Oak Ridge Contracts, and either party may terminate the Oak Ridge Contracts at any time. Termination of these contracts could have a material adverse effect on the Company. The Company is working towards increasing other sources of revenues at M&EC to reduce the risk of reliance on one major source of revenues.

Our subsidiary, PFD, has entered into a subcontract to perform treatability studies to determine if its process can successfully and safely treat a neutralized VX gas by-product called hydrolysate generated and/or handled by the U.S. Army, and performs public outreach activities in the Dayton, Ohio area and the transportation route to PFD's Dayton, Ohio facility. The subcontract also provides, if the treatability studies are successful, for PFD to treat all or a certain portion of the hydrolysate by-product, at the option of the general contractor, subject to PFD receiving authorization from the general contractor to treat the waste. Under the terms of the subcontract, PFD is to receive approximately $1.8 million for the treatability studies; approximately $1.3 million for the public outreach activities, of which $260,000 is to be deposited in an escrow account for the exclusive use in Dayton, Ohio for public outreach activities, and approximately $10.1 million to transport and treat 30% of the hydrolysate by-product. Under the subcontract, if the treatability studies are successful, the general contractor has the option to select whether the Company will treat either 30%, 70% or 100% of the hydrolysate by-products. It is anticipated that if the general contractor determines that the Company should treat 100% of the hydrolysate by-product, the total payments to be received by the Company for transportation and treatment will be approximately $15 million. This subcontract may be terminated by the general contractor if the prime contract is terminated or at any other time upon 10 days notice.

During April 2003, certain groups filed a complaint against the EPA and U.S. Army alleging that the EPA and U.S. Army are violating a certain executive order shipping the hydrolysate by-product to PFD for processing and treating. The complainants allege that the shipment of the hydrolysate to PFD for treatment by PFD at its facility in Dayton, Ohio would be a violation of the executive order since it would have a disparate impact on the minority and low income groups who live in the vicinity of PFD's facility and that EPA is violating the executive order by failing to require PFD to have a Title V air permit. Based on studies performed by the Company, the Company does not believe that PFD is required to have a Title V air permit. These studies have been supplied to the Ohio EPA, and PFD is expecting the Ohio EPA's response to its studies in the near future. If it is determined that a Title V air permit is required at PFD, it will apply for the permit. Neither the Company nor PFD is a party to the complaint. An adverse decision as to this complaint could result in this subcontract being terminated. It is unlikely that the hydrolysate by-product will be processed at PFD, due to public acceptance issues. However, the Company is currently working with the Army on several alternatives, including the possibility of onsite treatment utilizing the Company's technologies.

A letter dated May 13, 2003, from the same counsel who filed the complaint discussed above, representing some of the same parties on whose behalf the complaint was filed, addressed to PFD, the U.S. EPA and the Ohio EPA, advised that they intend to file a citizen suit against PFD for alleged violations of the Clean Air Act and the Ohio Administration Code for allegedly not having a certain air permit, emitting odors which endanger the health, safety and welfare of the public living near the facility and failing to submit a control equipment plan. The letter advises that under the Clean Air Act, suit will be filed against PFD if within 60 days PFD fails to remedy the allegations in the letter. The Company has continued to investigate these claims. As stated above, although the Company does not believe PFD is required to have a Title V air permit, it is currently performing studies to determine if a Title V air permit is required. If a lawsuit is filed against PFD, PFD intends to vigorously defend itself.

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

We have budgeted for 2003 approximately $982,000 in environmental expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at four locations. The four locations where these expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia and PFMI's facility in Detroit, Michigan. We have estimated the expenditures for 2003 to be approximately $211,000 at the EPS site, $338,000 at the PFM location, $126,000 at the PFSG site and $307,000 at the PFMI site of which $22,000; $29,000; $51,000; and $304,000, respectively, were spent during the first six months of 2003. Additional funds will be required for the next one to seven years to properly remediate these sites. We expect to fund the 2003 expenses to remediate these four sites from funds generated internally and/or our revolving credit facility.

At June 30, 2003, the Company had accrued environmental liabilities totaling $2,290,000, which reflects a decrease of $406,000 from the December 31, 2002, balance of $2,696,000. The decrease represents payments on remediation projects. The June 30, 2003, current and long-term accrued environmental balance is recorded as follows:

                         PFD         PFM         PFSG        PFMI        Total
                      --------    --------    ----------    ------    ----------
Current accrual       $189,000    $309,000    $   75,000    $3,000    $  576,000
Long-term accrual           --     580,000     1,134,000        --     1,714,000
                      --------    --------    ----------    ------    ----------
       Total          $189,000    $889,000    $1,209,000    $3,000    $2,290,000
                      ========    ========    ==========    ======    ==========

Interest Rate Swap
The Company entered into an interest rate swap agreement effective December 22, 2000, to modify the interest characteristics of its outstanding debt from a floating basis to a fixed rate, thus reducing the impact of interest rate changes on future income. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counter parties is included in other assets or liabilities. At June 30, 2003, the market value of the interest rate swap was in an unfavorable value position of $192,000 and was recorded as a liability. During the six months ended June 30, 2003, the Company recorded a gain on the interest rate swap of $23,000 that offset other comprehensive loss in the stockholders' equity section of the balance sheet (see Note 4 to Notes to Consolidated Financial Statements).

Recent Accounting Pronouncements
In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company's consolidated financial statements.

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

SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. In conjunction with the state mandated permit and licensing requirements, the Company is obligated to determine its best estimate of the cost to close, at some undetermined future date, its permitted and/or licensed facilities. The Company recorded this liability at the date of acquisition, with its offsetting entry being to goodwill and/or permits and has subsequently increased this liability as a result of changes to the facility and/or for inflation. The Company's current accrued closure costs reflect the current fair value of the cost of asset retirement. The Company adopted SFAS 143 as of January 1, 2003, and pursuant to the adoption the Company reclassified from goodwill and permits approximately $4,559,000, which represents the fair value of the Company's closing cost as recorded to goodwill or permits at the time each facility was acquired, into an asset retirement obligations account. The asset retirement obligation account is recorded as property and equipment (buildings). The Company will depreciate the asset retirement obligation on a straight line basis over a period of 50 years. The new standard did not have a material impact on net income in the first six months of 2003, nor would it have had a material impact in the first six months of 2002 assuming an adoption of this accounting standard on a pro forma basis.

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

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                             CONTROLS AND PROCEDURES

                                 PART 1, ITEM 4

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company's management. Based on their most recent evaluation, which was completed as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                           PART II - Other Information

Item 1.   Legal Proceedings

          There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the year ended December 31, 2002, or in
          Part II, Item 1 of its Form 10-Q for the quarter ended March 31, 2003, which Item 3, of its Form 10-K and Part II, Item 1 of its Form 10-Q are incorporated herein by reference, except as follows:

          In connection with the lawsuit styled Bryson Adams, et. al. v. Environmental Purification Advancement Corporation, et. al., pending in the United Stated District Court, Western District of Louisiana, previously reported by the Company in its Form 10-Q for the first quarter of 2003, the Company's insurance carrier is defending the Company in this litigation under a reservation of rights.


 Item 5.  Other Information

          On July 29, 2003, the Company held its annual meeting of stockholders. At the meeting the following items were approved:

               o All nominees were elected to serve as directors until the next annual meeting of stockholders;

               o    Approved the 2003 Outside Directors Stock Plan;

               o    Approved the 2003 Employee Stock Purchase Plan; and

               o Ratified the appointment of BDO Seidman, LLC, as the independent auditors of the Company for the fiscal year 2003.

 Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

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

     4.3 Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement, dated as of June 10, 2002, between the Company and PNC Bank.

     4.4 Amendment No. 2 to Revolving Credit, Term Loan and Security Agreement, dated as of May 23, 2003, between the Company and PNC Bank.

    31.1 Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).

    31.2 Certification by Richard T. Kelecy, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).

    32.1 Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350.

    32.2 Certification by Richard T. Kelecy, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

          A current report on Form 8-K (Item 9 - Regulation FD Disclosure) was filed by the Company on May 6, 2003, regarding the financial results and conference call for the first quarter of 2003.

          A current report on Form 8-K (Item 5 - Other Events and Regulation FD Disclosures) was filed by the Company on June 16, 2003, disclosing that the Company is no longer negotiating to acquire a facility.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Date: August 14, 2003                      By: /s/ Dr. Louis F. Centofanti
                                               ---------------------------
                                               Dr. Louis F. Centofanti
                                               Chairman of the Board Chief
                                               Executive Officer


Date: August 14, 2003                      By: /s/ Richard T. Kelecy
                                               ---------------------------
                                               Richard T. Kelecy
                                               Chief Financial Officer