Form 10-Q
period 2003-09-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2003-11-10
CIK 891532

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition  period from  _________________ to ____________________

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

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

            Class                         Outstanding at November 6, 2003
Common Stock, $.001 Par Value                        35,436,209
                                              (excluding 988,000 shares
                                              held as treasury stock)

================================================================================

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                                      INDEX

PART I FINANCIAL INFORMATION                                            Page No.
                                                                        --------

    Item 1.  Financial Statements

             Consolidated Balance Sheets -
                      September 30, 2003 and December 31, 2002.................2

             Consolidated Statements of Operations -
                      Three and Nine Months Ended September 30,
                        2003 and 2002..........................................4

             Consolidated Statements of Cash Flows -
                      Nine Months Ended September 30, 2003 and 2002............5

             Consolidated Statements of Stockholders' Equity -
                      Nine Months Ended September 30, 2003.....................6

             Notes to Consolidated Financial Statements........................7

    Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........16

    Item 3.  Quantitative and Qualitative Disclosures
                      About Market Risk.......................................29

    Item 4.  Controls and Procedures..........................................30

PART II OTHER INFORMATION

    Item 1.  Legal Proceedings................................................31

    Item 2.  Changes in Securities and Use of Proceeds........................31

    Item 4.  Submission of Matters to a Vote of Security Holders..............31

    Item 5.  Other Information................................................32

    Item 6.  Exhibits and Reports on Form 8-K.................................33

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

The results of operations for the nine months ended September 30, 2003, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2003.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                                       September
                                                       30, 2003     December 31,
(Amounts in Thousands, Except for Share Amounts)      (Unaudited)      2002
--------------------------------------------------------------------------------

ASSETS
Current assets:
   Cash                                                  $    194    $    212
   Restricted cash                                             20          20
   Accounts receivable, net of allowance
     for doubtful accounts of $1,200 and $1,212            27,236      21,820
   Inventories                                                523         682
   Prepaid expenses                                         3,340       2,722
   Other receivables                                          367         113
                                                         --------    --------
  Total current assets                                     31,680      25,569

Property and equipment:
   Buildings and land                                      21,048      16,161
   Equipment                                               32,693      29,125
   Vehicles                                                 2,885       2,616
   Leasehold improvements                                  11,082      10,963
   Office furniture and equipment                           2,130       1,954
   Construction-in-progress                                 2,721       4,325
                                                         --------    --------
                                                           72,559      65,144
   Less accumulated depreciation and amortization         (18,781)    (15,219)
                                                         --------    --------
     Net property and equipment                            53,778      49,925

Intangibles and other assets:
   Permits, net                                            16,666      20,759
   Goodwill, net                                            6,216       6,525
   Finite Risk Sinking Fund                                 1,234          --
   Other assets                                             4,875       3,047
                                                         --------    --------
    Total assets                                         $114,449    $105,825
                                                         ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                      September 30,
                                                           2003     December 31,
(Amounts in Thousands, Except for Share Amounts)       (Unaudited)       2002
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                     $   8,604    $   9,759
    Current environmental accrual                              551          982
    Accrued expenses                                        13,186       10,528
    Unearned revenue                                         1,816          196
    Current portion of long-term debt                        3,118        3,373
                                                         ---------    ---------
    Total current liabilities                               27,275       24,838

Environmental accruals                                       1,669        1,714
Accrued closure costs                                        4,931        4,929
Other long-term liabilities                                  1,470        1,332
Long-term debt, less current portion                        29,492       27,142
                                                         ---------    ---------
       Total long-term liabilities                          37,562       35,117
                                                         ---------    ---------
       Total liabilities                                    64,837       59,955

Commitments and Contingencies (see Note 5)                      --           --

Preferred Stock of subsidiary, $1.00 par
    value; 1,467,396 shares authorized,
    1,284,730 shares issued and outstanding,
    liquidation value $1.00 per share                        1,285        1,285

Stockholders' equity:
    Preferred Stock, $.001 par value;
      2,000,000 shares authorized,
      2,500 shares issued and outstanding                       --           --
    Common Stock, $.001 par value; 75,000,000
      shares authorized, 36,274,209 and
      35,326,734 shares issued, including 988,000
      shares held as treasury stock, respectively               36           35
    Additional paid-in capital                              68,142       66,799
    Accumulated deficit                                    (17,829)     (20,172)
    Interest rate swap                                        (160)        (215)
                                                         ---------    ---------
                                                            50,189       46,447
    Less Common Stock in treasury at
      cost; 988,000 shares                                  (1,862)      (1,862)
                                                         ---------    ---------
       Total stockholders' equity                           48,327       44,585
                                                         ---------    ---------
       Total liabilities and stockholders' equity        $ 114,449    $ 105,825
                                                         =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                            Three Months Ended                 Nine Months Ended
                                                                              September 30,                      September 30,
                                                                       --------------------------          ------------------------
(Amounts in Thousands, Except for Per Share Amounts)                      2003             2002             2003             2002
-----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                                            $ 25,463         $ 24,232         $ 64,890         $ 63,168

Cost of goods sold                                                        15,223           16,988           45,071           44,835
                                                                        --------         --------         --------         --------
                                                                                                            10,240           19,819
  Gross profit                                                             7,244           18,333

Selling, general and administrative
  expenses                                                                 4,971            4,422           14,137           12,697
                                                                        --------         --------         --------         --------
  Income from operations                                                   5,269            2,822            5,682            5,636

Other income (expense):
  Interest income                                                              2                4                7               13

  Interest expense                                                          (744)            (723)          (2,137)          (2,150)

  Interest expense-financing fees                                           (256)            (262)            (814)            (779)
  Other                                                                     (198)            (285)            (253)            (366)
                                                                        --------         --------         --------         --------
Net income                                                                 4,073            1,556            2,485            2,354

Preferred Stock dividends                                                    (48)             (48)            (142)            (111)
                                                                        --------         --------         --------         --------
Net income applicable to Common Stock                                   $  4,025         $  1,508         $  2,343         $  2,243
                                                                        ========         ========         ========         ========
Net income per common share:

Basic                                                                   $    .12         $    .04         $    .07         $    .07
                                                                        ========         ========         ========         ========
Diluted                                                                 $    .11         $    .04         $    .06         $    .06
                                                                        ========         ========         ========         ========
Number of shares and potential common
  shares used in net income per common share:

Basic                                                                     34,885           34,275           34,764           34,181
                                                                        ========         ========         ========         ========
Diluted                                                                   38,247           42,617           39,089           42,992
                                                                        ========         ========         ========         ========

                 The accompanying notes are an integral part of these
                       consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                          ----------------------
(Amounts in Thousands)                                      2003         2002
--------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                 $ 2,485      $ 2,354
  Adjustments to reconcile net income
    to cash provided by (used in)
    operations:
  Depreciation and amortization
  Debt discount amortization                                 3,619        3,143
  Provision for bad debt and other reserves                    243          243
  (Gain) loss on sale of plant,                                216          263
    property and equipment                                     (15)          11
  Changes in assets and liabilities:
  Accounts receivable                                       (5,632)      (4,405)
  Prepaid expenses, inventories
    and other assets                                        (1,827)         388
  Accounts payable and accrued expenses                      1,982        3,300
                                                           -------      -------
     Net cash provided by operations                         1,071        5,297
Cash flows from investing activities:
  Purchases of property and equipment, net                  (1,663)      (3,705)
  Proceeds from sale of plant,
    property and equipment                                      15            9
  Change in restricted cash, net                                (2)          (4)
  Change in finite risk sinking fund                        (1,234)          --
                                                           -------      -------
     Net cash used in investing activities                  (2,884)      (3,700)
Cash flows from financing activities:
  Net borrowings (repayments) of revolving credit            3,221         (607)
  Principal repayments of long-term debt                    (2,620)      (2,279)
  Proceeds from issuance of stock                            1,194          512
                                                           -------      -------
    Net cash provided by (used in)
      financing activities                                   1,795       (2,374)
                                                           -------      -------
Decrease in cash                                               (18)        (777)
Cash at beginning of period                                    212          860
                                                           -------      -------
Cash at end of period                                      $   194      $    83
                                                           =======      =======
Supplemental disclosure:
  Interest paid                                            $ 1,855      $ 2,022
Non-cash investing and financing activities:
  Issuance of Common Stock for services                         25           32
  Issuance of Common Stock for payment
    of dividends                                               125          125
Gain (loss) on interest rate swap Gain
  (loss) on interest rate swap                                  55          (68)
Long-term debt incurred for purchase
  of property and equipment                                  1,250          644

                The accompanying notes are integral part of these
                       consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, for the nine months ended September 30, 2003)

                                                                                                        Common
                              Preferred   Stock     Common Stock    Additional                          Stock       Total
 (Amounts in thousands,                                               Paid-In Accumulated  Interest     Held In  Stockholders'
except for share amounts)      Shares    Amount    Shares    Amount   Capital   Deficit     Rate Swap   Treasury    Equity
-------------------------------------------------------------------------------------------------------------------------------
Balance at
  December 31, 2002              2,500   $  --   35,326,734   $  35   $66,799   $(20,172)   $ (215)   $ (1,862)   $44,585

Comprehensive income:
  Net income                        --      --           --      --        --      2,485        --          --      2,485
  Other Comprehensive
    income:
  Gain on interest
    rate swap                       --      --           --      --        --         --        55          --         55
                                                                                                                  -------
Comprehensive income                                                                                                2,540
Preferred Stock dividends           --      --           --      --        --       (142)       --          --       (142)
Issuance of Common Stock for
  Preferred Stock dividend          --      --       59,000      --       125         --        --          --        125
Issuance of stock for cash
  and services                      --      --      888,475       1     1,218         --        --          --      1,219
                                ------   -----   ----------   -----   -------   --------    ------    --------    -------
Balance at September 30, 2003    2,500   $  --   36,274,209   $  36   $68,142   $(17,829)   $ (160)   $ (1,862)   $48,327
                                ======   =====   ==========   =====   =======   ========    ======    ========    =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003
                                   (Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

1. Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

Recent Accounting Pronouncements
In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS did not have an impact on the Company's consolidated financial statements.

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

SFAS 123 requires pro forma information regarding net income and earnings per share as if compensation cost for our employee and director stock options had been determined in accordance with the fair market value-based method prescribed in SFAS 123. We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003 and 2002: no dividend yield; an expected life of ten years; expected volatility between 30.5% and 23.2%; and risk free interest rates between 2.75% and 3.33%.

Under the accounting provisions of SFAS 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands except for per share amounts):

                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                   September 30,
                                                                -------------------------      -------------------------
                                                                  2003             2002          2003             2002
                                                                -------------------------      -------------------------
Net income applicable to Common Stock, as reported              $  4,025         $  1,508      $  2,343         $  2,243
Deduct:  Total Stock-based employee compensation
   expense determined under fair value based method for
   all awards, net of related tax effects                           (131)             (78)         (331)            (252)
                                                                --------         --------      --------         --------
Pro forma net income applicable to Common Stock                 $  3,894         $  1,430      $  2,012         $  1,991
                                                                ========         ========      ========         ========
Earnings per share:
   Basic - as reported                                          $    .12         $    .04      $    .07         $    .07
                                                                ========         ========      ========         ========
   Basic - pro-forma                                            $    .11         $    .04      $    .06         $    .06
                                                                ========         ========      ========         ========
   Diluted - as reported                                        $    .11         $    .04      $    .06         $    .06
                                                                ========         ========      ========         ========
   Diluted - pro-forma                                          $    .10         $    .03      $    .06         $    .05
                                                                ========         ========      ========         ========

Change in Accounting Estimate
Effective September 1, 2003 we refined our percentage of completion methodology for purposes of revenue recognition in the Nuclear Waste Management Services segment. As we accept more complex waste streams in this segment, the treatment of those waste streams becomes more complicated and more time consuming. The Company has continued to enhance its waste tracking capabilities and systems, which has enabled the Company to better match the revenue earned to the processing milestones achieved. The refined methodology more closely represents the timing of the treatment process. We treated the change in methodology as a change in accounting estimate, according to APB Opinion 20 Accounting Changes and accounted for such changes prospectively. The impact of the change was a reduction in net income by approximately $1,038,000 or $.03 per share for the three and nine months ended September 30, 2003.

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

SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. In conjunction with the state mandated permit and licensing requirements, the Company is obligated to determine its best estimate of the cost to close, at some undetermined future date, it's permitted and/or licensed facilities. The Company recorded this liability at the date of acquisition, with its offsetting entry being to goodwill and/or permits and has subsequently increased this liability as a result of changes to the facility and/or for inflation. The Company's current accrued closure costs reflect the current fair value of the cost of asset retirement. The Company adopted SFAS 143 as of January 1, 2003, and pursuant to the adoption the Company reclassified from goodwill and permits approximately $4,559,000, which represents the fair value of the Company's closing costs as recorded to goodwill or permits at the time each facility was acquired, into an asset retirement obligations account. The asset retirement obligation account is recorded as property and equipment (buildings). The Company will depreciate the asset retirement obligation on a straight-line basis over a period of 50 years. The new standard did not have a material impact on net income in the first nine months of 2003, nor would it have had a material impact in the first nine months of 2002 assuming an adoption of this accounting standard on January 1, 2002.

3. Earnings Per Share

Basic EPS is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS includes the dilutive effect of potential common shares.

The following is a reconciliation of basic net income per share and diluted net income per share for the three and nine months ended September 30, 2003 and 2002.

                                                                           Three Months Ended                 Nine Months Ended
                                                                              September 30,                      September 30,
                                                                        -------------------------         -------------------------
(Amounts in thousands except per share amounts)                           2003             2002            2003              2002
-----------------------------------------------------------------------------------------------------------------------------------
Net income applicable to Common Stock - basic                           $  4,025         $  1,508         $  2,343         $  2,243
Effect of dilutive securities - Preferred Stock dividends                     48               48              142              111
                                                                        --------         --------         --------         --------
Net income applicable to Common Stock - diluted                         $  4,073         $  1,556         $  2,485         $  2,354
                                                                        ========         ========         ========         ========
Basic net income per share                                              $    .12         $    .04         $    .07         $    .07
                                                                        ========         ========         ========         ========
Diluted net income per share                                            $    .11         $    .04         $    .06         $    .06
                                                                        ========         ========         ========         ========

Weighted average shares outstanding - basic                               34,885           34,275           34,764           34,181

Potential shares exercisable under stock option plans                        344            1,055              450            1,119

Potential shares upon exercise of Warrants                                 1,351            5,620            2,208            6,025

Potential shares upon conversion of Preferred Stock                        1,667            1,667            1,667            1,667
                                                                        --------         --------         --------         --------
Weighted average shares outstanding - diluted                             38,247           42,617           39,089           42,992
                                                                        ========         ========         ========         ========
-----------------------------------------------------------------------------------------------------------------------------------
Potential shares excluded from above
weighted average share calculations due
to their anti-dilutive effect include:

Upon exercise of Options                                                   1,641              287            1,551              257

Upon exercise of Warrants                                                    625              175               95              175

4. Long Term Debt

Long-term debt consists of the following at September 30, 2003, and December 31, 2002:

                                                                                          September 30,      December
(Amounts in Thousands)                                                                  2003 (Unaudited)     31, 2003
-----------------------------------------------------------------------------------------------------------------------
  Revolving   Credit  facility  dated   December  22,  2000,  borrowings   based
      upon  eligible  accounts  receivable,  subject to monthly  borrowing  base calculation,  variable  interest paid monthly at prime rate plus 1% (5.00%
      at September 30, 2003), balance due in December 2005.                                 $   11,963       $   8,742

  Term  Loan  dated  December 22, 2000,  payable in  equal  monthly installments of principal of $83, balance due in December 2005,  variable interest paid
      monthly at prime rate plus 1 1/2 % (5.50% at September 30, 2003).                         4,333            5,083

  Three  promissory  notes  dated   May  27, 1999,   payable  in  equal  monthly
      installments  of principal  and  interest of $90 over 60 months,  due June
      2004, interest at 7.0%.                                                                     789            1,538

  Unsecured promissory note dated August 31, 2000, payable in lump sum in August
      2005, interest paid annually at 7.0%.                                                     3,500            3,500

  Senior  subordinated notes dated  July 31, 2001,  payable in  lump sum on July
      31, 2006,  interest payable quarterly at an annual interest rate of 13.5%, net of unamortized  debt discount of $919 at September 30, 2003 and $1,163
      at December 31, 2002.                                                                     4,706            4,462

  Promissory note dated June 25, 2001,  payable  in  semiannual  installments on
      June 30 and  December 31 through  December  31,  2008,  variable  interest accrues at the applicable law rate  determined  under the IRS Code Section
      (8.0% on September  30, 2003) and is payable in one lump sum at the end of
      installment period.                                                                       3,474            3,594

  Installment  agreement dated June 25, 2001, payable in semiannual installments on June 30 and December 31 through  December 31, 2008,  variable  interest accrues at the applicable law rate  determined  under the IRS Code Section
      (8.0% on September  30, 2003) and is payable in one lump sum at the end of
      installment period.                                                                         863              893

  Various  capital  lease  and  promissory  note  obligations,  payable  2003 to
      2008, interest at rates ranging from 5.2% to 17.9%.                                       2,982            2,703
                                                                                            ---------        ---------
                                                                                               32,610           30,515
  Less current portion of long-term debt                                                        3,118            3,373
                                                                                            ---------        ---------
                                                                                            $  29,492        $  27,142
                                                                                            =========        =========

Revolving Credit and Term Loan
On December 22, 2000, the Company entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank. The Agreement provides for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $15,000,000. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date,
(c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves Agent reasonably deems proper and necessary. The Revolving Credit advances shall be due and payable in full on December 22, 2005. As of September 30, 2003, the excess availability under our Revolving Credit was $8,547,000 based on our eligible receivables. However, during the third quarter of 2003, the Company's borrowings approached the maximum line capacity under the Revolving Credit, thereby reducing the line availability from which the Company could borrow to $2,848,000 as of September 30, 2003. (See Amendment No. 3 below, which explains the increase in the Revolving Credit).

Pursuant to the Agreement the Term Loan bears interest at a floating rate equal to the prime rate plus 1 1/2 %, and the Revolving Credit at a floating rate equal to the prime rate plus 1%. The loans are subject to a prepayment fee of 1 1/2 % in the first year, 1% in the second and third years and 3/4 % after the third anniversary until termination date.

In December 2000, the Company entered into an interest rate swap agreement related to its Term Loan. This hedge, has effectively fixed the interest rate on the notional amount of $3,500,000 of the floating rate $7,000,000 PNC Term Loan. The Company will pay the counterparty interest at a fixed rate equal to the base rate of 6.25%, for a period from December 22, 2000, through December 22, 2005, in exchange for the counterparty paying the Company one-month LIBOR rate for the same term (1.12% at September 30, 2003). At September 30, 2003, the market value of the interest rate swap was in an unfavorable value position of $160,000 and was recorded as a liability. During the nine months ended September 30, 2003, the Company recorded a gain on the interest rate swap of $55,000, which was included in other comprehensive income on the Statement of Stockholders' Equity.

Effective as of June 10, 2002, the Company and PNC entered into Amendment No. 1 to the Agreement, which, among other things, increased the letter of credit commitment from $500,000 to $4,500,000 and provided for a $4.0 million standby letter of credit. The standby Letter of Credit was issued to secure certain surety bond obligations. As a condition precedent to this Amendment No. 1, the Company paid a $50,000 amendment fee to PNC.

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

Effective October 31, 2003, the Company and PNC entered into Amendment No. 3 to the Agreement, which, among other things, increased the maximum principal amount outstanding at any one time under the Revolving Credit from $15,000,000 to $18,000,000. As a condition precedent to this Amendment No. 3, the Company paid a $30,000 amendment fee to PNC.

Three Promissory Notes
Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of Perma-Fix of Orlando, Inc. ("PFO"), Perma-Fix of South Georgia, Inc. ("PFSG") and Perma-Fix of Michigan, Inc. ("PFMI"), a portion of the consideration was paid in the form of Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of PFO, PFSG and PFMI. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $789,000 at September 30, 2003. Such amount is included in current portion of long term debt. Payments of such Promissory Notes are guaranteed by PFMI under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by PFMI. These Promissory Notes are subject to subordination agreements with the Company's senior and subordinated lenders.

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

Under the terms of the Purchase Agreement, the Company also issued to AMI and BEC Warrants to purchase up to 1,281,731 shares of the Company's Common Stock ("Warrant Shares") at an initial exercise price of $1.50 per share (the "Warrants"), subject to adjustment under certain conditions which were valued at $1,622,000 and recorded as a debt discount and are being amortized over the term of the Notes. As of September 30, 2003, the unamortized portion of the debt discount was $919,000. The Warrants, as issued, also contain a cashless exercise provision. The Warrant Shares are registered under an S-3 Registration Statement that was declared effective on November 27, 2002.

In connection with the sale of the Notes, the Company, AMI, and BEC entered into an Option Agreement, dated July 31, 2001 (the "Option Agreement"). Pursuant to the Option Agreement, the Company granted each purchaser an irrevocable option requiring the Company to purchase any of the Warrants or Warrant Shares then held by the purchaser (the "Put Option"). The Put Option may be exercised at any time commencing July 31, 2004, and ending July 31, 2008. In addition, each purchaser granted to the Company an irrevocable option to purchase all the Warrants or the Warrant Shares then held by the purchaser (the "Call Option"). The Call Option may be exercised at any time commencing July 31, 2005, and ending July 31, 2008. The purchase price under the Put Option and the Call Option is based on the quotient obtained by dividing (a) the sum of six times the Company's consolidated EBITDA for the period of the 12 most recent consecutive months minus Net Debt plus the Warrant Proceeds by (b) the Company's Diluted Shares (as the terms EBITDA, Net Debt, Warrant Proceeds, and Diluted Shares are defined in the Option Agreement). Pursuant to the guidance under EITF 00-19 on accounting for and financial presentation of securities that could potentially be settled in a Company's own stock, the put warrants would be classified outside of equity based on the ability of the holder to require cash settlement. Also, EITF Topic D-98 discusses the accounting for a security that will become redeemable at a future determinable date and its redemption is variable. This is the case with the Warrants as the date is fixed, but the put or call price varies. The EITF gives two possible methodologies for valuing the securities. The Company accounts for the changes in redemption value as they occur and the Company adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. On September 30, 2003, the Put Option had no value and no liability was recorded.

Promissory Note
East Tennessee Materials and Energy Corporation ("M&EC") issued a promissory note for a principal amount of $3.7 million to PDC, dated June 7, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a  semiannual  basis on June 30 and December
31. Interest is accrued at the applicable rate (8.00% on September 30, 2003) and payable in one lump sum at the end of the loan period. On September 30, 2003, the outstanding balance was $4,282,000 including accrued interest of approximately $808,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

Installment Agreement
In conjunction with the Company's acquisition of M&EC, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 dated June 7, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended. Such rate is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On September 30, 2003, the rate was 8.00%. On September 30, 2003, the outstanding balance was $1,060,000 including accrued interest of approximately $197,000.

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

Legal
In the normal course of conducting our business, we are involved in various litigations. Except as stated below, there has been no material change in legal proceedings from those disclosed previously in the Company's Form 10-K for the year ended December 31, 2002, and the Company's Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003. We are not a party to any litigation or governmental proceeding which our management believes could result in any judgments or fines against us that would have a material adverse affect on the Company's financial position, liquidity or results of operations.

PFD and the defendants have finalized the settlement of the lawsuit that was filed by the Company in the United States District Court, for the Southern District of Ohio, styled Perma-Fix of Dayton, Inc. v. R.D. Baker Enterprises, Inc., case no. C-3-99-469. In October 2003, the defendants paid PFD $400,000, and PFD will use the funds to remediate a parcel of leased property ("Leased Property"), which was formerly used as a Resource Conservation and Recovery Act of 1976 storage facility that was operated as a storage and solvent recycling facility by a company that was merged with PFD prior to the Company's acquisition of PFD.

We have entered into an oral agreement with Patrick Sullivan, a former employee of our subsidiary Perma-Fix of Orlando, Inc., to settle a lawsuit we filed against Mr. Sullivan in the circuit court of the Ninth Judicial Circuit in Orange County, Florida, for injunction relief and damages related to his alleged violation of his employment agreement and other duties to the Company. Under the oral agreement, we are to receive $30,000 and an agreement from Mr. Sullivan not to solicit our customers. The settlement is subject to the parties entering into a definitive settlement agreement.

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

In June 2003, the Company entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantee to the states that, in the event of closure, our permitted facilities will be closed in accordance with the regulations. The policy provides $35 million of financial assurance coverage and has available capacity to allow for annual inflation and other performance and surety bond requirements. On the fourth and subsequent anniversaries of the contract inception, the Company may elect to terminate this contract.

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

The table below presents certain financial information in thousands by business segment for the three and nine months ended September 30, 2003 and 2002.

Segment Reporting for the Quarter Ended September 30, 2003

                                               Industrial       Nuclear
                                                 Waste           Waste                       Segments                   Consolidated
                                                Services        Services     Engineering       Total         Corporate      Total
                                               ----------     ------------  -------------   ----------      ----------  ------------
Revenue from external customers                 $ 12,211       $ 12,487       $    765        $ 25,463       $     --    $    25,463
Intercompany revenues                                936            702            143           1,781             --          1,781
Interest income                                        1             --             --               1              1              2
Interest expense                                     191            505             (2)            694             50            744
Interest expense-financing fees                       --             --             --              --            256            256
Depreciation and amortization                        576            637              9           1,222             18          1,240
Segment profit                                       100          3,831             94           4,025             --          4,025
Segment assets(1)                                 42,665         60,841          2,130         105,636          8,813        114,449
Expenditures for segment assets                      245            425             44             714            135            849

Segment Reporting for the Quarter Ended September 30, 2002

                                               Industrial       Nuclear
                                                 Waste           Waste                       Segments                   Consolidated
                                                Services        Services     Engineering       Total         Corporate      Total
                                               ----------     ------------  -------------   ----------      ----------  ------------
Revenue from external customers                 $  9,902       $ 13,552       $    778        $ 24,232       $     --    $    24,232
Intercompany revenues                                984            521             45           1,550             --          1,550
Interest income                                        4             --             --               4             --              4
Interest expense                                     175            546             (2)            719              4            723
Interest expense-financing fees                       --              3             --               3            259            262
Depreciation and amortization                        487            549             10           1,046             21          1,067
Segment profit (loss)                             (1,149)         2,607             50           1,508             --          1,508
Segment assets(1)                                 40,237         57,612          2,123          99,972          4,944        104,916
Expenditures for segment assets                      793            451              3           1,247             72          1,319

Segment Reporting for the Nine Months Ended September 30, 2003

                                               Industrial       Nuclear
                                                 Waste           Waste                       Segments                   Consolidated
                                                Services        Services     Engineering       Total         Corporate      Total
                                               ----------     ------------  -------------   ----------      ----------  ------------
Revenue from external customers                 $ 33,719       $ 28,753       $  2,418        $ 64,890       $     --       $ 64,890
Intercompany revenues                              3,211          2,009            417           5,637             --          5,637
Interest income                                        4             --             --               4              3              7
Interest expense                                     565          1,448             (8)          2,005            132          2,137
Interest expense-financing fees                       --              3             --               3            811            814
Depreciation and amortization                      1,688          1,848             27           3,563             56          3,619
Segment profit (loss)                             (1,307)         3,400            250           2,343             --          2,343
Segment assets(1)                                 42,665         60,841          2,130         105,636          8,813        114,449
Expenditures for segment assets                    1,081          1,493             52           2,626            287          2,913

Segment Reporting for the Nine Months Ended September 30, 2002

                                               Industrial       Nuclear
                                                 Waste           Waste                       Segments                   Consolidated
                                                Services        Services     Engineering       Total         Corporate      Total
                                               ----------     ------------  -------------   ----------      ----------  ------------
Revenue from external customers                 $ 27,961       $ 32,589       $  2,618        $ 63,168         $   --       $ 63,168
Intercompany revenues                              4,547          3,428             89           8,064             --          8,064
Interest income                                       12             --             --              12              1             13
Interest expense                                     507          1,641              2           2,150             --          2,150
Interest expense-financing fees                       --              7             --               7            772            779
Depreciation and amortization                      1,464          1,586             30           3,080             63          3,143
Segment profit (loss)                             (3,067)         5,033            277           2,243             --          2,243
Segment assets(1)                                 40,237         57,612          2,123          99,972          4,944        104,916
Expenditures for segment assets                    2,133          2,133              7           4,273             76          4,349

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

      o ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and the Company's facilities in Memphis, Tennessee; and Valdosta, Georgia;

      o ability to remediate certain contaminated sites for projected amounts;

      o ability to fund up to $1 million of budgeted capital expenditures during the fourth quarter of 2003;

      o     as  the  M&EC   facility   continues   to  enhance  its   processing
            capabilities and completes certain expansion projects, the Company could see higher total revenues under Oak Ridge Contracts;

      o     finalize surcharge issues relating to Oak Ridge Contracts; and

      o     increasing other sources of revenue at M&EC.

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

      o     inability to continue to be profitable on an annualized basis;

      o the inability of the Company to maintain the listing of its Common Stock on the NASDAQ;

      o     PFD being required to have a Title V air permit;

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

Allowance for Doubtful Accounts. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that will not be collected. During the nine months ended September 30, 2003 and 2002 the allowance for doubtful accounts was increased, through a charge to bad debt expense, by $216,000 and $263,000, respectively. Management regularly reviews all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected, and writes off any uncollectible portion. These write-offs were approximately 0.9% and 0.8% of revenue and approximately 4.2% and 3.9% of accounts receivable for the years ended December 31, 2002 and 2001, respectively.

Intangible Assets. Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net assets acquired ("goodwill") and the recognized permit value of the business. The Company continually reevaluates the propriety of the carrying amount of permits and goodwill to determine whether current events and circumstances warrant adjustments to the carrying value. Effective January 1, 2002, the Company adopted SFAS 142. The Company hired an independent appraisal firm to separately test goodwill and permits for impairment. The report provided by the appraiser indicated that no impairment existed as of January 1, 2002. Goodwill and permits were again tested as of October 1, 2002, which also indicated no impairment. Effective January 1, 2002, the Company discontinued amortizing indefinite life intangible assets (permits) and goodwill as required by SFAS 142.

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

Accrued Environmental Liabilities. The Company has three remediation projects currently in progress. The current and long-term accrual amounts for the projects are our best estimates based on proposed or approved processes for clean up. The circumstances that could affect the outcome range from new technologies that are being developed every day to reduce the Company's overall costs, to increased contamination levels that could arise as the Company completes remediation which could increase the Company's costs, neither of which the Company anticipates at this time. In addition, significant changes in regulations could adversely or favorably affect our costs to remediate existing sites or potential future sites, which cannot be reasonably quantified.

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

Results of Operations
The table below should be used when reviewing management's discussion and analysis for the three and nine months ended September 30, 2003 and 2002:

                                                             Three Months Ended                         Nine Months Ended
                                                                 September 30,                             September 30,
                                                   --------------------------------------    --------------------------------------
Consolidated (amounts in thousands)                  2003        %         2002        %       2003       %        2002        %
-----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                       $ 25,463    100.0    $ 24,232    100.0    $ 64,890    100.0    $ 63,168    100.0

Cost of goods sold                                   15,223     59.8      16,988     70.1      45,071     69.5      44,835     71.0
                                                   --------    -----    --------    -----    --------    -----    --------    -----
                                                     10,240     40.2       7,244     29.9      19,819     30.5      18,333     29.0

Selling, general and administrative                   4,971     19.5       4,422     18.3      14,137     21.8      12,697     20.1
                                                   --------    -----    --------    -----    --------    -----    --------    -----
    Income from operations                         $  5,269     20.7    $  2,822     11.6       5,682      8.7    $  5,636      8.9
                                                   ========    =====    ========    =====    ========    =====    ========    =====

Interest expense                                       (744)    (2.9)       (723)    (3.0)     (2,137)    (3.3)     (2,150)    (3.4)

Interest expense-financing fees                        (256)    (1.0)       (262)    (1.1)       (814)    (1.3)       (779)    (1.2)

Preferred Stock dividends                               (48)     (.2)        (48)     (.2)       (142)     (.2)       (111)     (.2)

Summary - Three and Nine Months Ended September 30, 2003 and 2002
The Company provides services through three reportable operating segments. The Industrial Waste Management Services segment is engaged in on-site and off-site treatment, storage, disposal and processing of a wide variety of by-products and industrial, hazardous and non-hazardous wastes. This segment competes for materials and services with numerous regional and national competitors to provide comprehensive and cost-effective waste management services to a wide variety of customers nationwide. The Company operates and maintains facilities and businesses in the waste by-product brokerage, on-site treatment and stabilization, and off-site blending, treatment and disposal industries. The Nuclear Waste Management Services segment provides treatment, storage, processing and disposal services of mixed waste (waste containing both hazardous and low-level radioactive materials) and low-level radioactive wastes, including research, development and on-site and off-site waste remediation. The presence of nuclear and low-level radioactive constituents within the waste streams processed by this segment create different and unique operational, processing and permitting/licensing requirements from those contained within the Industrial Waste Management Services segment. The Company's Consulting Engineering Services segment provides a wide variety of environmental related  consulting and  engineering  services to both industry and  government.
This segment provides oversight management of environmental restoration projects, air and soil sampling, compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities.

Net Revenue
Consolidated net revenues increased to $25,463,000 for the quarter ended September 30, 2003, as compared to $24,232,000 for the same quarter in 2002. The increase of $1,231,000 or 5.1% is attributable to an increase in the Industrial Waste Management Services segment of approximately $2,309,000 resulting from certain new or expanded product lines, such as lab packing, overall improved waste volumes and approximately $1.8 million in revenues recognized for public outreach and treatability studies related to the Army's Newport hydrolysate project. See "Known Trends and Uncertainties and Significant Contracts" of this Management's Discussion and Analysis for further discussion on the hydrolysate project. Offsetting the increase, was a decrease in the Nuclear Waste Management Services segment of approximately $1,065,000, resulting from a change in accounting estimate for revenue recognition. (See Note 1 of Notes to Consolidated Financial Statements.) The impact of this change on the quarter is a deferral of revenues of approximately $3,790,000. However, this change in estimate was partially offset by continued expansion within the mixed waste market as our facilities demonstrate the ability to accept and process more complex waste streams, thus increasing sales volumes. Additionally, certain government shipments were delayed early in the quarter, which were largely offset by a very strong September. Under the Oak Ridge Contracts, Bechtel Jacobs continued to move waste without delay, within the K-25 DOE complex, throughout the third quarter. Consolidated revenues under the Oak Ridge Contracts totaled $4,921,000 or 19.3% of total revenues for the three months ended September 30, 2003, compared to $4,902,000 or 20.2% for the three months ended September 30, 2002. The backlog of stored waste within the nuclear segment at September 30, 2003, was approximately $8,228,000, compared to $9,000,000 at December 31, 2002. The Consulting Engineering Service segment experienced a decrease of approximately $13,000.

Consolidated net revenues increased to $64,890,000 from $63,168,000 for the nine-month period ended September 30, 2003. The increase of $1,722,000 or 2.7% is attributable to an increase in the Industrial Waste Management Services segment of approximately $5,758,000 resulting from certain new product lines, such as lab packing, improved waste volumes at all locations and approximately $3.0 million in revenues recognized for public outreach and treatability studies related to the Army's Newport hydrolysate project. Offsetting this increase was a decrease in the Nuclear Waste Management Services segment of approximately
$3,836,000 resulting principally from a change in accounting estimate for revenue recognition. The impact of the change for the year is a deferral of revenues of approximately $3,790,000. The decrease is further explained by the government's partial inability to ship waste to our facilities due to the war and ongoing campaign in Iraq, prolonged terrorism alerts, the impact of increased revenues during 2002 which included an event project of approximately $2.4 million and a surcharge of approximately $2.2 million. These decreases were partially offset by continued expansion within the mixed waste market as our facilities demonstrate the ability to accept and process more complex waste streams, thus increasing sales volumes. Consolidated revenues under the Oak Ridge Contracts totaled $13,912,000 or 21.4% of total revenues for the nine months ending September 30, 2003, compared to $9,227,000 or 14.6% for the nine months ended September 30, 2002, which reflects increased revenues under the Oak Ridge Contracts due in part to the benefit of our facility being located within the DOE K-25 site. See "Known Trends and Uncertainties-Significant Contracts" of this Management's Discussion and Analysis as to a lawsuit involving the Oak Ridge Contracts. Additionally, the Consulting Engineering Services segment experienced a decrease of approximately $200,000, which reflects the impact a weaker economy has on our client's expansion projects and certain one-time projects completed in 2002.

Cost of Goods Sold
Cost of goods sold for the Company decreased $1,765,000 or 10.4% for the quarter ended September 30, 2003, as compared to the quarter ended September 30, 2002. This decrease in cost of goods sold principally reflects a decrease in the Nuclear Waste Management Services segment of $2,451,000 indicative of a reduction in disposal and processing costs associated with the continued refinement of our treatment processes. The remaining decrease in this segment was due to the correlating decline in sales as a result of our change in accounting estimate. Additionally, the Consulting Engineering Services segment experienced a decrease of $77,000, as a result of cost reductions, which were achieved in excess of the corresponding revenue reduction. Partially offsetting these decreases was an increase in the Industrial Waste Management Services segment of approximately $763,000, primarily associated with increased labor and material costs, which relates to the increase in revenues, including the expenses associated with the Army's Newport hydrolysate project. Depreciation expense of $1,134,000 and $995,000 for the quarters ended September 30, 2003 and 2002, respectively, is included in cost of goods sold, which reflects an increase of $139,000 over 2002.

Cost of goods sold increased $236,000 or 0.5% for the nine-month period ended September 30, 2003, as compared to the nine-month period ended September 30, 2002. This increase in cost of goods sold reflects an increase in the Industrial Waste Management Services segment of $3,342,000, primarily associated with increased labor, materials, disposal and transportation costs, which correlates to the increase in revenues for this segment. Also reflected in this increase are additional operating and off-specification waste costs, along with costs related to the Army's Newport hydrolysate project. Offsetting this increase, was a decrease in the Nuclear Waste Management Services segment of $2,919,000 exhibiting a decrease in disposal costs and the impact from the change in estimate. Additionally, the Consulting Engineering Services segment experienced a decrease of $187,000, which in part correlates with the decrease in revenues and a result of cost reductions within the segment. Included within cost of goods sold is depreciation expense of $3,301,000 and $2,916,000 for the nine months ended September 30, 2003 and 2002, respectively, reflecting an increase of $385,000 over 2002.

Gross Profit
The resulting gross profit for the quarter ended September 30, 2003, increased $2,996,000 to $10,240,000, which as a percentage of revenue is 40.2%, as compared to 29.9% for the quarter ended September 30, 2002. This increase in gross profit percentage reflects an increase in the Nuclear Waste Management Services segment from 37.9% in 2002 to 52.2% in 2003, reflecting mainly the favorable product mix and surcharges during the quarter, improvements within the waste processing lines and the benefit from the fixed cost nature of these facilities once revenues have exceeded breakeven. The Industrial Waste Management Services segment experienced an increase in gross profit percentage from 19.0% in 2002 to 28.1% in 2003. This increase reflects the fixed costs of operating the facilities being spread over higher revenues as well as better margins on the waste steams processed and approximately $1.3 million in margin for the event work with the Army's Newport Project. Lastly, there was an increase in the Consulting Engineering Services segment from 29.4% in 2002 to 38.3% in 2003. This increase reflects the impact of higher margin projects that were subcontracted out during the quarter.

The resulting gross profit for the nine months ended September 30, 2003, increased $1,486,000 to $19,819,000, which as a percentage of revenue is 30.5%, as compared to 29.0% for the nine months ended September 30, 2002. This increase in gross profit percentage principally reflects an increase in the Industrial Waste Management Services segment from 18.9% in 2002 to 22.9% in 2003. This increase reflects the impact of improved waste volumes and pricing structure, the positive impact of cost savings and operational changes within the segment and the favorable margins of approximately $1.6 million recognized on the Army's Newport hydrolysate project. Additionally, the Consulting Engineering Services segment experienced an increase from 34.2% in 2002 to 36.5% in 2003, reflecting the impact of higher margin projects performed in the two most recent quarters of 2003. The remaining increase in gross profit percentage was attributable to the Nuclear Waste Management Services segment, which rose from 37.3% in 2002 to 39.1% in 2003, reflecting the improved margins during the third quarter of 2003. The 2002 margins were positively impacted by the effect of the $2.2 million surcharge in 2002. Without the surcharge, the gross profit percentage for this segment for 2002 would have been 32.7%.

Selling, General and Administrative
Selling, general and administrative expenses increased $549,000 or 12.4% for the quarter ended September 30, 2003, as compared to the quarter ended September 30, 2002. This increase reflects the intensified sales and marketing efforts within the Industrial Waste Management Services segment, somewhat offset by a decline in payroll and related marketing expenses for the Nuclear Waste Management Services segment, which combined accounted for $27,000 of this increase.

Administrative payroll and related expenses accounted for $261,000 of this increase mainly due to the added management infrastructure, relocation and severance costs, within the industrial segment as the Company completes its restructuring of the segment, along with increased administrative support and severance costs within the nuclear segment. The Company also experienced increased legal fees associated with ongoing actions, as well as additional costs pursuant to internal control evaluation requirements of Section 404 of the Sarbanes-Oxley Act and other general expenses, which combined totaled $237,000. Depreciation and amortization expense was included within selling, general and administrative expenses of $106,000 and $72,000 for the third quarters of 2003 and 2002, respectively. As a percentage of revenue, selling, general and administrative expenses increased to 19.5% for the quarter ended September 30, 2003, compared to 18.3% for the same period in 2002.

Selling, general and administrative expenses increased $1,440,000 or 11.3% for the nine months ended September 30, 2003, as compared to the same period in 2002. This increase reflects the above-discussed impact of increased sales and marketing efforts within the Industrial Waste Management Services segment along with certain other organizational changes made within the Company, which accounted for approximately $560,000 of the increase. Administrative payroll and related expenses for the Company accounted for $170,000 of the increase. Additionally, this increase reflects the impact of a one-time write-off of acquisition costs totaling $167,000 associated with a mixed waste facility, which the Company is no longer negotiating to acquire. Depreciation and amortization expense was included within selling, general and administrative expenses of $318,000 and $227,000 for the nine months ended September 30, 2003 and 2002, respectively. As a percentage of revenue, selling, general and administrative expenses increased to 21.8% for the nine months ended September 30, 2003, compared to 20.1% for the same period in 2002.

Interest Expense
Interest expense increased $21,000 for the quarter ended September 30, 2003, as compared to the corresponding period of 2002. This increase reflects the impact of increased borrowing levels on the revolving credit loan with PNC Bank, National Association ("PNC"), which resulted in an increase in interest expense of $9,000 when compared to prior year. This increase in PNC interest reflects the impact of additional borrowings of $4.0 million to finance the finite risk insurance policy. Additionally, an increase in debt associated with facility and computer upgrades resulted in an increase in interest expense of $29,000. Offsetting these increases, was a decrease in interest expense of $17,000 due to a reduction in debt associated with past acquisitions.

Interest expense decreased by $13,000 for the nine-month period ended September 30, 2003, as compared to the corresponding period of 2002. This decrease reflects the impact of the reduction in debt associated with past acquisitions resulting in a decrease in interest expense of $37,000 when compared to prior year. Additionally, this decrease reflects the impact of lower interest rates on the revolving credit and term loans with PNC and decreased borrowing levels on the term loan with PNC resulting in a decrease of $24,000. Offsetting these decreases was an increase in interest expense of $48,000 associated with an increase in debt related to facility and computer upgrades.

Interest Expense - Financing Fees
Interest expense-financing fees decreased $6,000 for the three months ended September 30, 2003, as compared to the corresponding period for 2002. These financing fees are principally associated with the credit facility and term loan with PNC and the senior subordinated notes, and are amortized to expense over the term of the loan agreements.

Interest expense-financing fees increased by $35,000 for the nine months ended September 30, 2003, as compared to the corresponding period of 2002. This increase was primarily due to a one-time write-off of fees associated with other short term financing.

Preferred Stock Dividends
Preferred Stock dividends remained constant at $48,000 for the quarters ended September 30, 2003 and 2002. Preferred Stock dividends increased $31,000 during the nine months ended September 30, 2003, as compared to the same period of 2002. This increase was due to the accrual of preferred dividends on the preferred stock of our subsidiary, M&EC ("Series B Preferred"). The Series B Preferred was issued in conjunction with the acquisition of M&EC in June 2001, and began accumulating dividends in June 2002 at an annual interest rate of 5%.

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

At September 30, 2003, the Company had cash of $194,000. This cash total reflects a decrease of $18,000 from December 31, 2002, as a result of net cash provided by operations of $1,071,000 and cash provided by financing activities of $1,795,000 (principally net borrowings under the revolving credit facility, partially offset by repayments of long-term debt and proceeds from the issuance of Common Stock) offset by cash used in investing activities of $2,884,000 (principally net purchases of equipment, totaling $1,663,000 and a deposit to the finite risk sinking fund of $1,234,000). The Company is in a net borrowing position and therefore attempts to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. During 2002 the Company implemented a centralized cash management system, which included new remittance lock boxes and resulted in accelerated collection activities and reduced cash balances, as idle cash is moved without delay to the revolving credit facility.

Operating Activities
Accounts receivable, net of allowances for doubtful accounts, totaled $27,236,000, an increase of $5,416,000 from the December 31, 2002 balance of $21,820,000. This increase reflects the impact of increased revenues within the Industrial Waste Management Services segment, which resulted in an increase of $2,732,000. Additionally, the Nuclear Waste Management Services segment experienced an increase of $2,780,000, which was also due to increased billings within the segment. Both segments experienced large billings at the end of the quarter. Offsetting these increases, was a decrease in accounts receivable in the Consulting Engineering Services segment of $96,000 reflecting the impact of decreased revenues in this segment. Our days sales outstanding (DSO) ratio calculated for the third quarter of 2003 was 98.4. The DSO ratios for our segments for the third quarter in 2003 are: 69.6 for the industrial segment,
127.9 for the nuclear segment and 76.7 for the consulting engineering segment.

As of September 30, 2003, total consolidated accounts payable was $8,604,000, a decrease of $1,155,000 from the December 31, 2002, balance of $9,759,000. This decrease in accounts payable reflects the impact of increased billings during the later part of the quarter, from which the Company was able to borrow against, under its revolving line of credit, and from the improved margins and profitability, all of which enabled the Company to reduce such accounts payable.

Working capital at September 30, 2003, was $4,405,000, as compared to working capital of $731,000 at December 31, 2002, reflecting an increase of $3,674,000. This working capital increase principally reflects the increased accounts receivable balance net of the decreased accounts payable balance at the end of the period.

Investing Activities
Our purchases of capital equipment for the nine-month period ended September 30, 2003, totaled approximately $2,913,000, including financed purchases of $1,250,000. These expenditures were for expansion and improvements to the operations principally within both our industrial and nuclear waste management segments. The unfinanced capital expenditures were funded by cash provided by operations and from proceeds from the issuance of stock. We had budgeted capital expenditures of up to approximately $6,500,000 for 2003, which included an estimated $1,393,000 for completion of certain 2002 projects in process, as well as other identified capital purchases for the expansion and improvement to the operations and for certain compliance related enhancements. Our purchases during 2003 include approximately $1,317,000 to complete certain of the 2002 projects in process. However, based upon the current status of the planning and evaluation of proposed projects, we believe that we will be spending an additional $1,000,000 for capital expenditures during the fourth quarter of 2003. We anticipate funding capital expenditures by a combination of lease financing, internally generated funds, and/or the proceeds received from Option and Warrant exercises.

Financing Activities
On December 22, 2000, the company entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank. The Agreement provides for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $15,000,000. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date,
(c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves Agent reasonably deems proper and necessary. The Revolving Credit advances shall be due and payable in full on December 22, 2005. As of September 30, 2003, the excess availability under our Revolving Credit was $8,547,000 based on our eligible receivables. However, during the third quarter of 2003, the Company's borrowings approached the maximum line capacity under the Revolving Credit, thereby reducing the line availability from which the Company could borrow to $2,848,000 as of September 30, 2003. (See Amendment No. 3 below, explaining the increase in the Revolving Credit).

Pursuant to the Agreement the Term Loan bears interest at a floating rate equal to the prime rate plus 1 1/2 %, and the Revolving Credit at a floating rate equal to the prime rate plus 1%. The loans are subject to a prepayment fee of 1 1/2 % in the first year, 1% in the second and third years and 3/4 % after the third anniversary until termination date.

In December 2000, the Company entered into an interest rate swap agreement related to its Term Loan. This hedge, has effectively fixed the interest rate on the notional amount of $3,500,000 of the floating rate $7,000,000 PNC Term Loan. The Company will pay the counterparty interest at a fixed rate equal to the base rate of 6.25%, for a period from December 22, 2000, through December 22, 2005, in exchange for the counterparty paying the Company one month LIBOR rate for the same term (1.12% at September 30, 2003). At September 30, 2003, the market value of the interest rate swap was in an unfavorable value position of $160,000 and was recorded as a liability. During the nine months ended September 30, 2003, the Company recorded a gain on the interest rate swap of $55,000, which was included in other comprehensive income on the Statement of Stockholders' Equity.

Effective as of June 10, 2002, the Company and PNC entered into Amendment No. 1 to the Agreement, which, among other things, increased the letter of credit commitment from $500,000 to $4,500,000 and provided for a $4.0 million standby letter of credit. The standby Letter of Credit was issued to secure certain surety bond obligations. As a condition precedent to this Amendment No. 1, the Company paid a $50,000 amendment fee to PNC.

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

Effective October 31, 2003, the Company and PNC entered into Amendment No. 3 to the Agreement, which, among other things, increased the maximum principal amount outstanding at any one time under the Revolving Credit from $15,000,000 to $18,000,000. As a condition precedent to this Amendment No. 3, the Company paid a $30,000 amendment fee to PNC.

Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of Perma-Fix of Orlando, Inc. ("PFO"), Perma-Fix of South Georgia, Inc. ("PFSG") and Perma-Fix of Michigan, Inc. ("PFMI"), a portion of the consideration was paid in the form of the Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of PFO, PFSG and PFMI. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $789,000 at September 30, 2003, which is in the current portion. Payments of such Promissory Notes are guaranteed by PFMI under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by PFMI. These Promissory Notes are subject to subordination agreements with the Company's senior and subordinated lenders.

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

Under the terms of the Purchase Agreement, the Company also issued to AMI and BEC Warrants to purchase up to 1,281,731 shares of the Company's Common Stock ("Warrant Shares") at an initial exercise price of $1.50 per share (the "Warrants"), subject to adjustment under certain conditions which were valued at $1,622,000 and recorded as a debt discount and are being amortized over the term of the Notes. As of September 30, 2003, the unamortized portion of the debt discount was $919,000. The Warrants, as issued, also contain a cashless exercise provision. The Warrant Shares are registered under an S-3 Registration Statement that was declared effective on November 27, 2002.

In connection with the sale of the Notes, the Company, AMI, and BEC entered into an Option Agreement, dated July 31, 2001 (the "Option Agreement"). Pursuant to the Option Agreement, the Company granted each purchaser an irrevocable option requiring the Company to purchase any of the Warrants or Warrant Shares then held by the purchaser (the "Put Option"). The Put Option may be exercised at any time commencing July 31, 2004, and ending July 31, 2008. In addition, each purchaser granted to the Company an irrevocable option to purchase all the Warrants or the Warrant Shares then held by the purchaser (the "Call Option"). The Call Option may be exercised at any time commencing July 31, 2005, and ending July 31, 2008. The purchase price under the Put Option and the Call Option is based on the quotient obtained by dividing (a) the sum of six times the Company's consolidated EBITDA for the period of the 12 most recent consecutive months minus Net Debt plus the Warrant Proceeds by (b) the Company's Diluted Shares (as the terms EBITDA, Net Debt, Warrant Proceeds, and Diluted Shares are defined in the Option Agreement). Pursuant to the guidance under EITF 00-19 on accounting for and financial presentation of securities that could potentially be settled in a Company's own stock, the put warrants would be classified outside of equity based on the ability of the holder to require cash settlement. Also, EITF Topic D-98 discusses the accounting for a security that will become redeemable at a future determinable date and its redemption is variable. This is the case with the Warrants as the date is fixed, but the put or call price varies. The EITF gives two possible methodologies for valuing the securities. The Company accounts for the changes in redemption value as they occur and the Company adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. On September 30, 2003, the Put Option had no value and no liability was recorded.

East Tennessee Materials and Energy Corporation ("M&EC") issued a promissory note for a principal amount of $3.7 million to PDC, dated June 7, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a  semiannual  basis on June 30 and December
31. Interest is accrued at the applicable rate (8.00% on September 30, 2003) and payable in one lump sum at the end of the loan period. On September 30, 2003, the outstanding balance was $4,282,000 including accrued interest of approximately $808,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

In conjunction with the Company's acquisition of M&EC, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 dated June 7, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended. Such rate is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On September 30, 2003, the rate was 8%. On September 30, 2003, the outstanding balance was $1,060,000 including accrued interest of approximately $197,000.

The  following  table  summarizes  the  Company's  contractual   obligations  at
September 30, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods, (in thousands):

                                                                                              Payments due by period
                                                                             -------------------------------------------------------
                                                                                                                              After
Contractual Obligations                                       Total            2003         2004-2006      2007-2008           2008
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                               $32,610         $   933         $29,377          $2,300         $    --
Operating leases                                               4,546             487           3,525             529               5
Finite risk policy                                             9,034              --           3,011           2,008           4,015
                                                             -------         -------         -------         -------         -------
    Total contractual obligations                            $46,190         $ 1,420         $35,913         $ 4,837         $ 4,020
                                                             =======         =======         =======         =======         =======

In June 2003, the Company entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that in the event of closure our permitted facilities will be closed in accordance with the regulations. The policy provides $35 million of financial assurance coverage and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy required an upfront payment of $4.0 million, of which $2,766,000 represents the full premium for the 25-year term of the policy, and the remaining $1,234,000, to be deposited in a sinking fund account. During the second quarter of 2003, the Company made an initial payment of $3,300,000 and the final payment of $700,000 was recorded and paid in July 2003. Additionally, the policy requires nine annual installments of $1,004,000 that are due on the anniversary date of the policy. These annual installments will also be deposited in the sinking fund account. In comparison, the Company paid $1,121,000 of non-returnable insurance premiums for the year 2002 financial assurance program, along with an additional collateral requirement of $4.0 million in the form of a letter of credit issued by PNC, at an annual fee of $160,000 per year. On the fourth and subsequent anniversaries of the contract inception, the Company may elect to terminate this contract. If the Company so elects, the Insurer will pay the Company an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both the Company and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

During the third quarter of 2003, Capital Bank Grawe Gruppe, AG ("Capital Bank") exercised one of its outstanding warrants to purchase 150,000 shares of our Common Stock at a total exercise price of $225,000, or $1.50 per share, in accordance with the terms of the warrant. Additionally, holders of certain outstanding options exercised their options to purchase 245,500 shares of our Common Stock for an aggregate purchase price of $286,000. The proceeds of the warrant and options exercise were used to fund capital expenditures and current remediation projects. We have also received notification that Capital Bank has exercised one of its outstanding warrants during the fourth quarter to purchase 150,000 shares of our Common Stock at a total exercise price of $243,750, or $1.625 per share, in accordance with the terms of the warrant. If completed, we also intend to use the proceeds to fund capital expenditures and current remediation projects.

The accrued dividends on the outstanding Preferred Stock for the period July 1, 2002, through December 31, 2002, in the amount of approximately $63,000 were paid in January 2003 in the form of 25,165 shares of Common Stock of the Company. The dividends for the period January 1, 2003, through June 30, 2003, total $62,000, which were paid in August 2003, in the form of 33,835 share of Common Stock. The accrued dividends for the period July 1, 2003 through September 30, 2003 total $32,000 and will be paid in January 2004. Under the Company's loan agreements, the Company is prohibited from paying cash dividends on its outstanding capital stock.

In summary, we have continued to take steps to improve our operations and liquidity as discussed above. However, we continue to invest our working capital back into our facilities to fund capital additions for expansion within both the nuclear and industrial segments. The first half of the year was negatively impacted by the downturn in the economy and the impact of the war and prolonged terrorist alerts. However, our working capital position has improved during the third quarter, as a result of the improved operating performance and revenues.

Known Trends and Uncertainties
Seasonality. Historically the Company has experienced reduced revenues, operating losses or decreased operating profits during the first and fourth quarters of the Company's fiscal years due to a seasonal slowdown in operations from poor weather conditions and overall reduced activities during the holiday season. During the Company's second and third fiscal quarters there has historically been an increase in revenues and operating profits. Management expects this trend to continue in future years. However, the second quarter of 2003 was adversely affected by the war in Iraq, prolonged terrorism alerts and the downturn in the economy, while the third quarter returned to trend.

Economic conditions. Economic downturns or recessionary conditions can adversely affect the demand for the Company's services, principally within the Industrial Waste Management Services segment. Reductions in industrial production generally follow such economic conditions, resulting in reduced levels of waste being generated and/or sent off for treatment. The Company believes that its revenues and profits were negatively affected within this segment by the recessionary conditions in 2002, and that this trend has continued into 2003. However, recent months have shown that the economy is improving.

Significant contracts. The Company's nuclear revenues are principally derived from the Department of Defense, the Department of Energy (DOE), either directly from each DOE site individually or through the broad-spectrum contracts, nuclear utilities, pharmaceutical companies and other commercial generators. M&EC operates under three broad-spectrum contracts ("Oak Ridge Contracts"), which accounted for 19.3% and 21.4% of total consolidated revenues during the three and nine months ended September 30, 2003, respectively. As the M&EC facility continues to enhance its processing capabilities and completes certain expansion projects, the Company could see higher total revenue under the Oak Ridge
Contracts. In February 2003, M&EC commenced legal proceedings against the general contractor under the Oak Ridge Contracts, seeking payment from Bechtel Jacobs of approximately $4.3 million in surcharges relating to certain wastes that were treated by M&EC in 2001 and 2002 under the Oak Ridge Contracts. Bechtel Jacobs continues to deliver waste to M&EC for treatment, and M&EC continues to accept such waste. There is no guarantee of future business under the Oak Ridge Contracts, and either party may terminate the Oak Ridge Contracts at any time. Termination of these contracts could have a material adverse effect on the Company. The Company is working towards increasing other sources of revenues at M&EC to reduce the risk of reliance on one major source of revenues.

Our subsidiary, PFD, had entered into a subcontract to perform treatability studies to determine if its process can successfully and safely treat a neutralized VX gas by-product called hydrolysate generated and/or handled by the U.S. Army and, if these studies were successful, to treat the hydrolysate at PFD's Dayton facility. During the third quarter, PFD successfully completed the treatability studies, demonstrating the ability to treat and destroy the materials. However, as a result of complaints by certain public groups, in October 2003, the subcontract for the treatment of the hydrolysate was cancelled, which eliminated PFD as an alternative treatment and disposal site for the hydrolysate.

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

We routinely use third party disposal companies, who ultimately destroy or secure landfill residual materials generated at our facilities or at a client's site. Compared to certain of our competitors, we dispose of significantly less hazardous or industrial by-products from our operations due to rendering material nonhazardous, discharging treated wastewaters to publicly-owned treatment works and/or processing wastes into saleable products. In the past, numerous third party disposal sites have improperly managed wastes that subsequently required remedial action; consequently, any party utilizing these sites may be liable for some or all of the remedial costs. Despite our aggressive compliance and auditing procedures for disposal of wastes, we could, in the future, be notified that we are a PRP at a remedial action site, which could have a material adverse effect on the Company.

We have budgeted for 2003 approximately $982,000 in environmental expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at four locations. The four locations where these expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia and PFMI's facility in Detroit, Michigan. We have estimated the expenditures for 2003 to be approximately $211,000 at the EPS site, $338,000 at the PFM location, $126,000 at the PFSG site and $307,000 at the PFMI site of which $29,000; $45,000; $95,000; and $307,000, respectively, were spent during the first nine months of 2003. Additional funds will be required for the next one to seven years to properly remediate these sites. We expect to fund the 2003 expenses to remediate these four sites from funds generated internally, our revolving credit facility and from the exercise of warrants and options. In connection with the remediation of the EPS site, we recently finalized settlement of a lawsuit that we brought against the owners and former operators of the EPS site. As a result of the settlement, in October we were paid $400,000 to be used in connection with the remediation of the EPS site. We have completed remediation at the PFMI facility and are awaiting verification of closure from the state that all contaminated materials have been removed.

At September 30, 2003, the Company had accrued environmental liabilities totaling $2,220,000, which reflects a decrease of $476,000 from the December 31, 2002, balance of $2,696,000. The decrease represents payments on remediation projects and the completion of the PFMI remediation project. The September 30, 2003, current and long-term accrued environmental balance is recorded as follows:

                                PFD           PFM          PFSG          Total
                            ----------    ----------    ----------    ----------
Current accrual             $  182,000    $  338,000    $   31,000    $  551,000
Long-term accrual                   --       535,000     1,134,000     1,669,000
                            ----------    ----------    ----------    ----------
       Total                $  182,000    $  873,000    $1,165,000    $2,220,000
                            ==========    ==========    ==========    ==========

Interest Rate Swap
The Company entered into an interest rate swap agreement effective December 22, 2000, to modify the interest characteristics of its outstanding debt from a floating basis to a fixed rate, thus reducing the impact of interest rate changes on future income. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counter parties is included in other assets or liabilities. At September 30, 2003, the market value of the interest rate swap was in an unfavorable value position of $160,000 and was recorded as a liability. During the nine months ended September 30, 2003, the Company recorded a gain on the interest rate swap of $55,000 that was included in other comprehensive income in the stockholders' equity section of the balance sheet (see Note 4 to Notes to Consolidated Financial Statements).

Recent Accounting Pronouncements
In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS did not have an impact on the Company's consolidated financial statements.

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

SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. In conjunction with the state mandated permit and licensing requirements, the Company is obligated to determine its best estimate of the cost to close, at some undetermined future date, its permitted and/or licensed facilities. The Company recorded this liability at the date of acquisition, with its offsetting entry being to goodwill and/or permits and has subsequently increased this liability as a result of changes to the facility and/or for inflation. The Company's current accrued closure costs reflect the current fair value of the cost of asset retirement. The Company adopted SFAS 143 as of January 1, 2003, and pursuant to the adoption the Company reclassified from goodwill and permits approximately $4,559,000, which represents the fair value of the Company's closing cost as recorded to goodwill or permits at the time each facility was acquired, into an asset retirement obligations account. The asset retirement obligation account is recorded as property and equipment (buildings). The Company will depreciate the asset retirement obligation on a straight-line basis over a period of 50 years. The new standard did not have a material impact on net income in the first six months of 2003, nor would it have had a material impact in the first six months of 2002 assuming an adoption of this accounting standard on January 1, 2002.

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

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                           PART II - Other Information

1. Item Legal Proceedings

      There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in
      Item 3 of its Form 10-K for the year ended December 31, 2002, or in Part II, Item 1 of its Form 10-Q for the quarters ended March 31, 2003, and June 30, 2003 which Item 3, of its Form 10-K and Part II, Item 1 of its Form 10-Q are incorporated herein by reference, except as follows:

      PFD and the defendants have finalized the settlement of the lawsuit that was filed by the Company in the United States District Court, for the Southern District of Ohio, styled Perma-Fix of Dayton, Inc. v. R.D. Baker Enterprises, Inc., case no. C-3-99-469. In October 2003, the defendants paid PFD $400,000, and PFD will use the funds to remediate a parcel of leased property ("Leased Property"), which was formerly used as a Resource Conservation and Recovery Act of 1976 storage facility that was operated as a storage and solvent recycling facility by a company that was merged with PFD prior to the Company's acquisition of PFD.

      We have entered into an oral agreement with Patrick Sullivan, a former employee of our subsidiary Perma-Fix of Orlando, Inc., to settle a lawsuit we filed against Mr. Sullivan in the circuit court of the Ninth Judicial Circuit in Orange County, Florida, for injunction relief and damages related to his alleged violation of his employment agreement and other duties to the Company. Under the oral agreement, we are to receive $30,000 and an agreement from Mr. Sullivan not to solicit our customers. The settlement is subject to the parties entering into a definitive settlement agreement.

Item 2. Changes in Securities and Use of Proceeds

  (c) During the quarter ended September 30, 2003, we sold equity securities, as such term is defined under 12b-2 of the Exchange Act of 1934, as amended, that were not registered under the Securities Act of 1933, as amended, other than as previously reported, as follows:

      On or about August 29, 2003, Capital Bank Grawe Gruppe, AG ("Capital Bank"), exercised one of its outstanding warrants to purchase 150,000 shares of our Common Stock at a total exercise price of $225,000, or $1.50 per share, in accordance with the terms of the warrant. The shares were issued under the exemption from registration provided by Section 4(2) and/or Rule 506 of Regulation D based on Capital Bank's representations contained in the warrant and prior dealings with the Company. The proceeds were used to fund capital expenditures and current remediation projects.

Item 4. Submission of Matters to a Vote of Security Holders

      The Company's annual meeting of stockholders ("Annual Meeting") was held on July 29, 2003. At the Annual Meeting, the following matters were voted on and approved by the stockholders.

            1. The election of seven directors to serve until the next annual meeting of stockholders or until their respective successors are duly elected and qualified.

            2.    Approval of the Company's 2003 Outside Directors Stock Plan.

            3.    Approval of the Company's 2003 Employee Stock Purchase Plan.

            4. Ratification of the appointment of BDO Seidman, LLP as the independent auditors of the Company for fiscal 2003.

      The Directors elected at the Annual Meeting and the votes cast for and withheld authority for each director are as follows:

                                                                       Withhold
Directors                                                 For         Authority
-----------------------                                ----------     ----------
Dr. Louis F. Centofanti                                25,987,581       50,006
Jon Colin                                              25,976,551       61,036
Jack Lahav                                             25,984,151       53,436
Joe R. Reeder                                          25,987,915       49,672
Alfred C. Warrington, IV                               25,985,815       51,772
Dr. Charles E. Young                                   25,979,465       58,122
Mark A Zwecker                                         25,975,405       62,182

      Also, at the Annual Meeting the stockholders approved the 2003 Outside Directors Stock Plan, the 2003 Employee Stock Purchase Plan and ratified the appointment of BDO Seidman, LLP as the independent auditors of the Company for fiscal 2003. The votes for, against, abstentions and broker non-votes are as follows:

                                                                     Abstentions
                                                                      and Broker
                                                For      Against      Non-votes
                                            ----------   -------     -----------
Approval of 2003
Outside Director Stock Plan                 17,216,255   685,187      8,136,145

Approval of 2003
Employee Stock Purchase Plan                17,347,552   555,172      8,134,863

Ratification of the Appointment
of BDO Seidman, LLP as
the Independent Auditors                    25,963,822    47,659         26,106

Item 5. Other Information

      Our subsidiary, PFD, had entered into a subcontract to perform treatability studies to determine if its process can successfully and safely treat a neutralized VX gas by-product called hydrolysate generated and/or handled by the U.S. Army and, if these studies were successful, to treat the hydrolysate at PFD's Dayton facility. During the third quarter, PFD successfully completed the treatability studies, demonstrating the ability to treat and destroy the materials. However, as a result of complaints by certain public groups, in October 2003, the subcontract for the treatment of the hydrolysate was cancelled, which eliminated PFD as an alternative treatment and disposal site for the hydrolysate.

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

       4.3 Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement, dated as of June 10, 2002, between the Company and PNC Bank, as incorporated by reference from Exhibit 4.3 to the Company's Form 10-Q for the quarter ended June 30, 2002, and filed on August 14, 2002.

       4.4 Amendment No. 2 to Revolving Credit, Term Loan and Security Agreement, dated as of May 23, 2003, between the Company and PNC Bank, as incorporated by reference from Exhibit 4.4 to the Company's Form 10-Q for the quarter ended June 30, 2002, and filed on August 14, 2002.

       4.5 Amendment No. 3 to Revolving Credit, Term Loan, and Security Agreement, dated as of October 31, 2003, between the Company and PNC Bank.

      31.1 Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).

      31.2 Certification by Richard T. Kelecy, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).

      32.1 Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.

      32.2 Certification by Richard T. Kelecy, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.

     Reports on Form 8-K

            A current report on Form 8-K (Item 9 - Regulation FD Disclosure) was filed by the Company on August 4, 2003, regarding the financial results and conference call for the second quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Date: November 10, 2003                   By: /s/ Dr. Louis F. Centofanti
                                              ------------------------------
                                              Dr. Louis F. Centofanti
                                              Chairman of the Board
                                              Chief Executive Officer

Date: November 10, 2003                   By: /s/ Richard T. Kelecy
                                              ------------------------------
                                              Richard T. Kelecy
                                              Chief Financial Officer