Form 10-K
period 2003-12-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2004-03-15
CIK 891532

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

                                   Commission
                                File No. 1-11596

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                 58-1954497
                --------                                 ----------
      (State or other jurisdiction          (IRS Employer Identification Number)
    of incorporation or organization)
                                                            32653
  1940 N.W. 67th Place, Gainesville, FL                   (Zip Code)
(Address of principal executive offices)

                                 (352) 373-4200
                         (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
     Title of each class              Name of each exchange on which registered
     -------------------              -----------------------------------------
Common Stock, $.001 Par Value                     Boston Stock Exchange
                                                NASDAQ Small Cap Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated file (as defined
in Rule 12b-2 of the Act). Yes X   No [ ]

The aggregate market value of the Registrant's voting and non-voting common equity held by nonaffiliates of the Registrant computed by reference to the closing sale price of such stock as reported by NASDAQ as of the last business day of the most recently completed second fiscal quarter (June 30, 2003), was approximately $61,380,000. For the purposes of this calculation, all executive officers and directors of the Registrant (as indicated in Item 12) are deemed to be affiliates. Capital Bank Grawe Gruppe AG is not considered an affiliate based on representations made to the Registrant by Capital Bank. Such determination should not be deemed an admission that such directors or officers, are, in fact, affiliates of the Registrant. The Company's Common Stock is listed on the NASDAQ SmallCap Market and the Boston Stock Exchange.

As of March 8, 2004, there were 36,689,937 shares of the registrant's Common Stock, $.001 par value, outstanding, excluding 988,000 shares held as treasury stock.

Documents incorporated by reference: none

================================================================================

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                                      INDEX

PART I                                                                  Page No.

  Item 1.  Business............................................................1

  Item 2.  Properties.........................................................12

  Item 3.  Legal Proceedings..................................................12

  Item 4A. Executive Officers of the Company..................................15

PART II

  Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters................................................16

  Item 6.  Selected Financial Data............................................17

  Item 7.  Management's Discussion and Analysis of Financial Condition
           And Results of Operations..........................................18

  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........34

           Special Note Regarding Forward-Looking Statements..................35

  Item 8.  Financial Statements and Supplementary Data........................37

  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................................69

  Item 9A. Controls and Procedures............................................69

PART III

  Item 10. Directors and Executive Officers of the Registrant.................70

  Item 11. Executive Compensation.............................................73

  Item 12. Security Ownership of Certain Beneficial Owners and Management.....77

  Item 13. Certain Relationships and Related Transactions.....................80

  Item 14. Principal Accountant Fees and Services.............................81

PART IV

  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K....83

                                     PART I

ITEM 1. BUSINESS

Company Overview and Principal Products and Services

Perma-Fix Environmental Services, Inc. (the Company, which may be referred to as we, us, or our), an environmental and technology know-how company, is a Delaware corporation, engaged through its subsidiaries, in:

o     Industrial Waste Management Services ("Industrial"), which includes:

      o Treatment, storage, processing, and disposal of hazardous and non-hazardous waste; and

      o Wastewater management services, including the collection, treatment, processing and disposal of hazardous and non-hazardous wastewater.

o     Nuclear Waste Management Services ("Nuclear"), which includes:

      o Treatment, storage, processing and disposal of mixed waste (which is both low-level radioactive and hazardous waste) including on and off-site waste remediation and processing;

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

We have grown through both acquisitions and internal development. Our present objective is to focus on the efficient operation of our existing facilities, evaluate strategic acquisitions within both the Nuclear and Industrial segments, and to continue the research and development of innovative technologies for the treatment of nuclear waste, mixed waste and industrial waste.

We service research institutions, commercial companies, public utilities and governmental agencies nationwide. The distribution channels for our services are through direct sales to customers or via intermediaries.

We were incorporated in December of 1990. Our executive offices are located at 1940 N.W. 67th Place, Gainesville, Florida 32653.

Website access to Company's reports

Our internet website address is www.perma-fix.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("Commission"). We have adopted a code of ethics applicable to our executive officers including our CEO, CFO, principal financial officer or controller or persons performing similar functions. Our code of ethics is also available free of charge on our website.

Segment Information and Foreign and Domestic Operations and Export Sales

During 2003, we were engaged in three operating segments. Pursuant to FAS 131, we define an operating segment as:

o     a business activity from which we may earn revenue and incur expenses;

o whose operating results are regularly reviewed by the president to make decisions about resources to be allocated and assess its performance; and

o     for which discrete financial information is available.

We therefore define our operating segments as each business line that we operate. These segments, however, exclude the Corporate headquarters, which does not generate revenue.

Most of our activities are conducted nationwide, however, our Industrial segment maintains a significant role in the Southeast and Midwest portions of the United States. We had no foreign operations or export sales during 2003.

Operating Segments

We have three operating segments, which represent each business line that we operate. The Industrial segment, which operates six facilities, the Nuclear segment, which operates three facilities, and the Consulting Engineering Services segment as described below:

INDUSTRIAL WASTE MANAGEMENT SERVICES, which includes, off-site waste storage, treatment, processing and disposal services of hazardous and non-hazardous waste (solids and liquids) through six permitted treatment and/or disposal facilities and numerous related operations provided by our other location, as discussed below.

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

Perma-Fix of Dayton, Inc. ("PFD") is a RCRA permitted TSD facility located in Dayton, Ohio. PFD has four main processing areas. The four production areas are a RCRA permitted TSD, a centralized wastewater treatment area, a used oil recycling area, and a non-hazardous solids solidification area. Hazardous waste accepted under the RCRA permit is typically drum waste for fuel bulking, incineration or stabilization. Wastewaters accepted at the facility include hazardous and non-hazardous wastewaters, which are treated by ultra filtration, metals precipitation and bio-degradation, including the biological wastewater process, to meet the requirements of PFD's Clean Water Act pretreatment permit. Waste industrial oils and used motor oils are processed through high-speed centrifuges to produce a high quality fuel that is burned by industrial burners.

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

Perma-Fix of Michigan, Inc. ("PFMI"), is a permitted TSD facility located in Detroit, Michigan. PFMI is a waste treatment and storage facility, situated on 60 acres, that treats hazardous, non-hazardous and inorganic wastes with solidification/chemical fixation and bulks, repackages and remanifests wastes that are determined to be unsuitable for treatment. This large bulk processing facility utilizes a chemical fixation and stabilization process to produce a solid non-hazardous matrix that can safely be disposed of in a solid waste landfill. During the later half of 2003, PFMI's facility sustained a fire. As a result of this fire, this facility is unable to perform bulking services. As of the date of this report, we are unable to determine when or if this facility will be able to begin performing in bulking services.

PFMI also operates under a trade name of Perma-Fix Field Services ("PFFS"), formerly referred to as PFGS, specializes in the on-site (at the customer's site) environmental and hazardous waste management, and transportation services. PFFS provides services to the government under Defense Reutilization & Marketing Service ("DRMS"), with emphasis on the management of large long-term federal on-site field service contracts. PFFS currently manages five hazardous waste management service contracts with the DRMS. PFFS also provides transportation and waste management services to a number of large commercial/retail customers across the US and Puerto Rico. PFFS also provides remedial field services to customers for hazardous waste site cleanup and restoration. PFFS operates out of three field service offices, located throughout the United States.

For 2003, the Industrial segment accounted for approximately $44,251,000 (or 52.1%) of our total revenue, as compared to approximately $37,641,000 (or 45.1%) for 2002. See "Financial Statements and Supplementary Data" for further details.

NUCLEAR WASTE MANAGEMENT SERVICES, which includes nuclear, low-level radioactive and mixed (containing both hazardous and low-level radioactive) waste treatment, processing and disposal services through three uniquely licensed (Nuclear Regulatory Commission) and permitted (Environmental Protection Agency) TSD facilities. The presence of nuclear and low-level radioactive constituents within the waste streams processed by this segment create different and unique operational, processing and permitting/licensing requirements, from those contained within the Industrial segment, as discussed below.

Perma-Fix of Florida, Inc. ("PFF"), located in Gainesville, Florida, specializes in the processing and treatment of certain types of wastes containing both low-level radioactive and hazardous wastes, which are known in the industry as mixed waste ("mixed waste"). PFF is one of the first facilities nationally to operate under both a hazardous waste permit and a radioactive materials license, from which it has built its reputation based on its ability to treat difficult waste streams using its unique processing technologies and its ability to provide related research and development services. With the amended permits and licenses received during 2000 and the expansion of its mixed waste processing equipment and capabilities, PFF has substantially increased the amount and type of mixed waste and low level radioactive waste that it can store and treat. Its mixed waste services have included the treatment and processing of waste Liquid Scintillation Vials (LSVs) since the mid 1980's. The LSVs are generated primarily by institutional research agencies and biotechnical companies. The business has expanded into receiving and handling other types of mixed waste, primarily from the nuclear utilities, commercial generators, prominent pharmaceutical companies, the Department of Energy ("DOE") and other government facilities as well as select mixed waste field remediation projects.

Diversified Scientific Services, Inc. ("DSSI"), located in Kingston, Tennessee, specializes in the processing and destruction of certain types of (mixed waste). DSSI, like PFF, is one of only a few facilities nationally to operate under both a hazardous waste permit and a radioactive materials license.

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

East Tennessee Materials & Energy Corporation ("M&EC"), located in Oak Ridge, Tennessee, is our third mixed waste facility, which was acquired effective June 25, 2001. As with PFF and DSSI, M&EC also operates under both a hazardous waste permit and radioactive materials license. M&EC represents the largest of our three mixed waste facilities, covering 150,000 sq.ft., and is located in leased facilities on the DOE East Tennessee Technology Park. M&EC operates in a newly constructed facility, whose initial construction phase was completed during the third quarter of 2001 and became operational in September 2001. In addition to providing mixed waste treatment services to commercial generators, nuclear utilities and various agencies and contractors of the U.S. Government, including the DOD, M&EC was awarded three contracts to treat DOE mixed waste by Bechtel-Jacobs Company, LLC, DOE's Environmental Program Manager, which covers the treatment of mixed waste throughout all DOE facilities.

For 2003, the Nuclear business accounted for $37,418,000 (or 44.1%) of total revenue, as compared to $42,260,000 (or 50.7%) of total revenue for 2002. See "Financial Statements and Supplementary Data" for further details.

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

During 2003, environmental engineering and regulatory compliance consulting services accounted for approximately $3,223,000 (or 3.8%) of our total revenue, as compared to approximately $3,503,000 (or 4.2%) in 2002. See "Financial Statements and Supplementary Data" for further details.

Agreement to Acquire Additional Facilities

In March 2004, we signed a letter of intent to acquire substantially all of the assets of USL Environmental Services, Inc.. d/b/a A&A Environmental ("A&A") of Baltimore, Maryland and US Liquids of Pennsylvania, Inc. d/b/a EMAX ("EMAX") of Pittsburgh, Pennsylvania, both of which are wholly owned subsidiaries of US Liquids Inc. A&A is a full line provider of environmental, marine and industrial maintenance services. EMAX provides a variety of environmental services through its field and industrial services group and its wastewater treatment group. The unaudited combined revenues of A&A and EMAX were approximately $15,000,000 in 2003. We will pay in cash, at closing, $3,200,000, subject to a net working capital adjustment. The closing of this acquisition is subject to the completion of due diligence, execution of a definitive agreement, approval of our Board of Directors, and certain other conditions, which we expect to finalize in March 2004.

Importance of Patents and Trademarks, or Concessions Held

We do not believe we are dependent on any particular trademark in order to operate our business or any significant segment thereof. We have received registration through the year 2006 for the service mark "Perma-Fix" by the U.S. Patent and Trademark office.

We are active in the research and development of technologies that allow us to address certain of our customers' environmental needs. To date, our R&D efforts have resulted in the granting of four patents and the filing of an additional five pending patent applications. Our flagship technology, the Perma-Fix Process, is a proprietary, cost effective, treatment technology that converts hazardous waste into non-hazardous material. Subsequently, we developed the Perma-Fix II process, a multi-step treatment process that converts hazardous organic components into non-hazardous material. The Perma-Fix II process is particularly important to our mixed waste strategy. We believe that at least one third of DOE mixed waste contains organic components.

The Perma-Fix II process is designed to remove certain types of organic hazardous constituents from soils or other solids and sludges ("Solids") through a water-based system. We have filed a patent application with the U.S. Patent and Trademark Office covering the Perma-Fix II process. As of the date of this report, we have not received a patent for this process, and there are no assurances that such a patent will be issued. Until development of this Perma-Fix II process, we were not aware of a relatively simple and inexpensive process that would remove the organic hazardous constituents from Solids without elaborate and expensive equipment or expensive treating agents. Due to the organic hazardous constituents involved, the disposal options for such materials are limited, resulting in high disposal cost when there is a disposal option available. By reducing the organic hazardous waste constituents in the Solids to a level where the Solids meet Land Disposal Requirements, the generator's disposal options for such waste are substantially increased, allowing the generator to dispose of such waste at substantially less cost. We began commercial use of the Perma-Fix II process in 2000. A patent application has also been filed for processes to treat radon, and other specialty materials utilizing variations of the Perma-Fix II process. However, changes to current environmental laws and regulations could limit the use of the Perma-Fix II process or the disposal options available to the generator. See "BUSINESS--Permits and Licenses" and "BUSINESS--Research and Development."

In September 2002, we completed the construction of our new biological wastewater process at PFD and began accepting commercial wastewater for treatment through this process. The biological wastewater process is a new technology which we developed utilizing our variable depth biological treatment process and several proprietary water treatment processes. The biological wastewater process is designed to remove certain organic constituents from highly organic, contaminated wastewaters. The biological wastewater process enables us to treat heavily contaminated wastewater streams, such as waste oils, phenols, and "lean" waters, at more competitive prices than traditional methods. The biological wastewater process meets the EPA's new centralized treatment standards that became effective in December of 2003.

Permits and Licenses

Waste management companies are subject to extensive, evolving and increasingly stringent federal, state and local environmental laws and regulations. Such federal, state and local environmental laws and regulations govern our activities regarding the treatment, storage, processing, disposal and transportation of hazardous, non-hazardous and radioactive wastes, and require us to obtain and maintain permits, licenses and/or approvals in order to conduct certain of our waste activities. Failure to obtain and maintain our permits or approvals would have a material adverse effect on us, our operations and financial condition. The permits and licenses have a term ranging from five to ten years and, provided that we maintain a reasonable level of compliance, renew with minimal effort and cost. Historically, there have been no compelling challenges to the permit and license renewals. Such permits and licenses, however, represent a potential barrier to entry for possible competitors.

PFTS is a permitted solid and hazardous waste treatment, storage, and disposal facility. The RCRA Part B permit to treat and store certain types of hazardous waste was issued by the Waste Management Section of the Oklahoma Department of Environmental Quality ("ODEQ"). Additionally, PFTS maintains an Injection Facility Operations Permit issued by the ODEQ Underground Injection Control Section for our waste disposal injection well, and a pre-treatment permit in order to discharge industrial wastewaters to the local Publicly Owned Treatment Works ("POTW"). PFTS is also registered with the ODEQ and the Department of Transportation as a hazardous waste transporter.

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

PFMI operates under an operating license issued in 1982 as an existing facility for the treatment and storage of certain hazardous wastes. The operating license continues in effect in conjunction with the terms of a consent judgment as agreed to in 1991.

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

Seasonality

We experience a seasonal slowdown within our industrial segment operations and revenues during the winter months extending from late November through early March. The seasonality factor is a combination of poor weather conditions in the central plains and Midwestern geographical markets we serve for on-site and off-site waste management services, and the impact of reduced activities during holiday periods resulting in a decrease in revenues and earnings during such period. Our engineering segment also experiences reduced activities and related billable hours throughout the November and December holiday periods. The DOE and DOD represent major customers for the Nuclear segment. In conjunction with the federal government's September 30 fiscal year-end, the Nuclear segment experiences seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements. Correspondingly for a period of approximately three months following September 30, the Nuclear segment is generally seasonably slow, as the governmental budgets are still being finalized, planning for the new year is occurring and we enter the holiday season.

Dependence Upon a Single or Few Customers

The majority of our revenues for fiscal 2003 have been derived from hazardous, non-hazardous and mixed waste management services provided to a variety of industrial, commercial customers, and government agencies and contractors. Our customers are principally engaged in research, biotechnical development, transportation, chemicals, metal processing, electronic, automotive, petrochemical, refining and other similar industries, in addition to government agencies that include the DOE, DOD, and other federal, state and local agencies. We are not dependent upon a single customer, or a few customers. However, we have and continue to enter into contracts with (directly or indirectly as a subcontractor) the federal government. The contracts that we are a party to with the federal government or with others as a subcontractor to the federal government, generally provide that the government may terminate on 30 days notice or renegotiate the contracts, at the government's election. Our inability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor) could have a material adverse effect on our operations and financial condition.

M&EC was awarded three subcontracts ("Oak Ridge Contracts") by Bechtel Jacobs Company, LLC, ("Bechtel Jacobs"), the government-appointed manager of the environmental program for Oak Ridge, to perform certain treatment and disposal services relating to Oak Ridge. The Oak Ridge Contracts were issued to M&EC by Bechtel Jacobs, as a contractor to the DOE. The Oak Ridge Contracts are similar in nature to a blanket purchase order whereby the DOE specifies the approved waste treatment process and team to be used for certain disposal, but the DOE does not specify a schedule as to dates for disposal or quantities of disposal material to be processed. The initial term of the contract contained a demonstration period for the team's successful treatment of the waste and the resulting ability of such processed waste to meet acceptance criteria for its ultimate disposal location. All three of our mixed waste facilities (PFF, DSSI and M&EC) successfully performed under the demonstration period. The Oak Ridge contracts have been extended for a period of two years, through June 2005, with standard pricing modifications. We are currently receiving and processing waste under the Oak Ridge Contracts.

As with most such blanket processing agreements, the Oak Ridge Contracts contain no minimum or maximum processing guarantees, and may be terminated at any time pursuant to federal contracting terms and conditions. Each specific waste stream processed under the Oak Ridge Contracts will require a separate work order from DOE and will be priced separately with the intent of recognizing an acceptable profit margin. Consolidated revenues from Bechtel Jacobs for 2003, which includes revenues under the Oak Ridge Contracts total $13,139,000 or 15.5% of total revenues, as compared to $9,664,000 or 11.6% for the year ended December 31, 2002. Further, we have performed waste related services under other contracts with (directly or indirectly as a subcontractor) - federal governments agencies. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources of the Company."

During the first quarter of 2003, M&EC filed a lawsuit against Bechtel Jacobs seeking approximately $4.3 million in surcharges under the Oak Ridge Contracts. Since the filing of the lawsuit, Bechtel Jacobs has continued to deliver waste to M&EC under the Oak Ridge Contracts and M&EC has entered into an additional contract with Bechtel Jacobs relating to DOE waste at Oak Ridge. There are no assurances that the filing of the lawsuit will not result in Bechtel Jacobs canceling the Oak Ridge Contracts, which can be canceled at any time by either party.

Competitive Conditions

Competition is intense within certain product lines within the Industrial segment of our business. We compete with numerous companies both large and small, that are able to provide one or more of the environmental services offered by us, certain of which may have greater financial, human and other resources than we have. However, we believe that the range of waste management and environmental consulting, treatment, processing and remediation services we provide affords us a competitive advantage with respect to certain of our more specialized competitors. We believe that the treatment processes we utilize offer a cost savings alternative to more traditional remediation and disposal methods offered by certain of our competitors. The intense competition for performing the services provided by us within the Industrial segment, in conjunction with the economic downturn over the past two years, has resulted in reduced gross margin levels for certain of those services.

The Nuclear segment however has only a few competitors and does not currently experience such intense competitive pressures. At present we believe there are only three other facilities in the United States with the required radioactive materials license and hazardous waste permit that provide mixed waste processing.

The permitting and licensing requirements, and the cost to obtain such permits, are barriers to the entry of hazardous waste TSD facilities and radioactive and mixed waste activities as presently operated by our subsidiaries. We believe that there are no formidable barriers to entry into certain of the on-site treatment businesses, and certain of the non-hazardous waste operations, which do not require such permits. If the permit requirements for both hazardous waste storage, treatment and disposal activities and/or the licensing requirements for the handling of low level radioactive matters are eliminated or if such licenses or permits were made easier to obtain, such would allow more companies to enter into these markets and provide greater competition.

Within our Industrial segment we solicit business on a nationwide basis. However, we believe that we are a significant provider in the delivery of off-site waste treatment services in the Southeast, Midwest and Southwest portions of the United States. We compete with facilities operated by national, regional and independent environmental services firms located within a several hundred-mile radius of our facilities. Our Nuclear segment, with permitted radiological activities, solicits business on a nationwide basis, including the U.S. Territories and Antarctica.

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

Capital Spending, Certain Environmental Expenditures and Potential Environmental Liabilities

During 2003, we spent approximately $3,462,000 in capital expenditures, which was principally for the expansion and improvements to our operating facilities. This 2003 capital spending total includes $1,284,000, which was financed. We have budgeted approximately $5,600,000 for 2004 capital expenditures, to improve and expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing and to maintain permit compliance requirements. We have also budgeted for 2004 approximately $1,143,000 to comply with federal, state and local regulations in connection with remediation activities at four locations. See
Note 9 to Notes to Consolidated Financial Statements. However, there is no assurance that we will have the funds available for such budgeted expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources of the Company."

In June 1994, we acquired from Quadrex Corporation and/or a subsidiary of Quadrex Corporation (collectively, "Quadrex") three TSD companies, including PFD. The former owners of PFD had merged Environmental Processing Services, Inc. ("EPS") with PFD, which was subsequently sold to Quadrex. Through our acquisition of PFD in 1994 from Quadrex, we were indemnified by Quadrex for costs associated with remediating certain property leased by EPS from an affiliate of EPS on which EPS operated a RCRA storage and processing facility ("Leased Property"). Such remediation involves soil and/or groundwater restoration. The Leased Property used by EPS to operate its facility is separate and apart from the property on which PFD's facility is located. The contamination of the leased property occurred prior to PFD being acquired by Quadrex or us. During 1995, in conjunction with the bankruptcy filing by Quadrex, we recognized an environmental liability of approximately $1,200,000 for remedial activities at the Leased Property. We have accrued approximately $755,000 for the estimated, remaining costs of remediating the Leased Property used by EPS, which will extend over the next two years. The accrual includes $400,000 that was received as a settlement to a lawsuit we filed in connection with the remediation of the EPS site against the owners of the Leased Property and the parties that owned EPS prior to its acquisition by Quadrex.

In conjunction with the acquisition of Perma-Fix of Memphis, Inc. ("PFM"), we assumed and recorded certain liabilities to remediate gasoline contaminated groundwater and investigate, under the hazardous and solid waste amendments, potential areas of soil contamination on PFM's property. Prior to our ownership of PFM, the owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities. We have accrued approximately $819,000 for the estimated, remaining cost of remediating the groundwater contamination.

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

In conjunction with the acquisition of PFSG during 1999, we recognized an environmental accrual of $2,199,000 for estimated long-term costs to remove contaminated soil and to undergo ground water remediation activities at the acquired facility in Valdosta, Georgia. Initial valuation has recently been completed, and the remedial process selected. The planning and approval process continued throughout 2002, with remedial activities beginning in 2003. For the year ended December 31, 2003, we have a remaining accrual of $912,000, of which we anticipate spending $246,000 during 2004, with the remaining $666,000 to be spent over the next five to seven years.

In conjunction with the acquisition of PFMI during 1999, we recognized a long-term environmental accrual of $2,120,000. This amount represented our estimate of the long-term costs to remove contaminated soil at the PFMI acquired facility in Detroit, Michigan. The facility has pursued remedial activities over the past four years, and principally completed such activities during 2003. We accrued $89,000 to complete the project in 2004, which includes backfilling with clean soil and completing certain analytical studies.

No insurance or third party recovery was taken into account in determining our cost estimates or reserves, nor do our cost estimates or reserves reflect any discount for present value purposes. See Note 9 to Notes to Consolidated Financial Statements for discussion on environmental liabilities.

During the later part of 2003, PFMI's facility had a fire, which resulted in bulking activities at the facility being halted as a result of property damage caused by the fire. We have placed our insurance carrier on notice, which has a $500,000 deductibility per occurrence. We are in the process of determining the cost of repairing or replacing the damage to the facility and whether to continue bulking activity at the facility.

In January 2004, PFD received notice of findings of violations from the U.S. Environmental Protection Agency ("EPA") of the U.S. Clean Air Act. Although the notice alleged that PFD committed numerous violations of the Clean Air Act, it did not assert any fines or penalties as a result of the alleged violations. PFD is in the process of evaluating the allegations contained in the notice, and have scheduled a meeting with the EPA to discuss the alleged violations.

The nature of our business exposes us to significant risk of liability for damages. Such potential liability could involve, for example, claims for cleanup costs, personal injury or damage to the environment in cases where we are held responsible for the release of hazardous materials; claims of employees, customers or third parties for personal injury or property damage occurring in the course of our operations; and claims alleging negligence or professional errors or omissions in the planning or performance of our services. In addition, we could be deemed a responsible party for the costs of required cleanup of any property, which may be contaminated by hazardous substances generated or transported by us to a site we selected, including properties owned or leased by us. We could also be subject to fines and civil penalties in connection with violations of regulatory requirements.

Research and Development

Innovation and technical know-how by our operations is very important to the success of our business. Our goal is to discover, develop and bring to market innovative ways to process waste that address unmet environmental needs. We conduct research internally, and also through collaborations with other third parties. The majority of our research activities are performed as we receive new and unique waste to treat, as such we recognize these expenses as a part of our processing costs. We feel that our investments in research have been rewarded by the discovery of the Perma-Fix Process and the Perma-Fix II process. Our competitors also devote resources to research and development and many such competitors have greater resources at their disposal than we do. We have estimated that during 2001, 2002 and 2003, we spent approximately $428,000, $388,000, and $95,000, respectively, in Company-sponsored research and development activities.

Number of Employees

In our service-driven business, our employees are vital to our success. We believe we have good relationships with our employees. As of December 31, 2003, we employed approximately 420 full time persons, of which approximately 12 were assigned to our corporate office, approximately 23 were assigned to our Consulting Engineering Services segment, approximately 204 to the Industrial segment of which 12 employees at one facility are represented by a collective bargaining unit, under a contract expiring on March 31, 2006, and approximately 181 to the Nuclear segment.

Governmental Regulation

Environmental companies and their customers are subject to extensive and evolving environmental laws and regulations by a number of national, state and local environmental, safety and health agencies, the principal of which being the EPA. These laws and regulations largely contribute to the demand for our services. Although our customers remain responsible by law for their environmental problems, we must also comply with the requirements of those laws applicable to our services. Because the field of environmental protection is both relatively new and rapidly developing, we cannot predict the extent to which our operations may be affected by future enforcement policies as applied to existing laws or by the enactment of new environmental laws and regulations. Moreover, any predictions regarding possible liability are further complicated by the fact that under current environmental laws we could be jointly and severally liable for certain activities of third parties over whom we have little or no control. Although we believe that we are currently in substantial compliance with applicable laws and regulations, we could be subject to fines, penalties or other liabilities or could be adversely affected by existing or subsequently enacted laws or regulations. The principal environmental laws affecting our customers and us are briefly discussed below.

The Resource Conservation and Recovery Act of 1976, as amended ("RCRA")

RCRA and its associated regulations establish a strict and comprehensive regulatory program applicable to hazardous waste. The EPA has promulgated regulations under RCRA for new and existing treatment, storage and disposal facilities including incinerators, storage and treatment tanks, storage containers, storage and treatment surface impoundments, waste piles and landfills. Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit or must obtain interim status from the EPA, or a state agency, which has been authorized by the EPA to administer its program, and must comply with certain operating, financial responsibility and closure requirements. RCRA provides for the granting of interim status to facilities that allows a facility to continue to operate by complying with certain minimum standards pending issuance or denial of a final RCRA permit.

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

Health and Safety Regulations

The operation of our environmental activities is subject to the requirements of the Occupational Safety and Health Act ("OSHA") and comparable state laws. Regulations promulgated under OSHA by the Department of Labor require employers of persons in the transportation and environmental industries, including independent contractors, to implement hazard communications, work practices and personnel protection programs in order to protect employees from equipment safety hazards and exposure to hazardous chemicals.

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

Insurance

We believe we maintain insurance coverage adequate for our needs and similar to, or greater than, the coverage maintained by other companies of our size in the industry. There can be no assurances, however, that liabilities, which we may incur will be covered by our insurance or that the dollar amount of such liabilities, which are covered will not exceed our policy limits. Under our insurance contracts, we usually accept self-insured retentions, which we believe appropriate for our specific business risks. We are required by EPA regulations to carry environmental impairment liability insurance providing coverage for damages on a claims-made basis in amounts of at least $1 million per occurrence and $2 million per year in the aggregate. To meet the requirements of customers, we have exceeded these coverage amounts.

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that in the event of closure our permitted facilities will be closed in accordance with the regulations. The policy provides $35 million of financial assurance coverage.

ITEM 2. PROPERTIES

Our principal executive offices are in Gainesville, Florida. Our Industrial segment maintains facilities in Orlando and Ft. Lauderdale, Florida; Dayton, Ohio; Tulsa, Oklahoma; Valdosta, Georgia; and Detroit, Michigan. Our Nuclear segment maintains facilities in Gainesville, Florida; Kingston, Tennessee; and Oak Ridge, Tennessee. Our Consulting Engineering Services are located in St. Louis, Missouri. We also maintain Field Services offices in Jacksonville, Florida; Anniston, Alabama; and Honolulu, Hawaii.

We own nine facilities, all of which are in the United States. Five of our facilities are subject to mortgages as placed by our senior lender. In addition, we lease properties for office space, all of which are located in the United States as described above. Included in our leased properties is M&EC's 150,000 square-foot facility, located on the grounds of the DOE East Tennessee Technology Park located in Oak Ridge, Tennessee.

We believe that the above facilities currently provide adequate capacity for our operations and that additional facilities are readily available in the regions in which we operate, which could support and supplement our existing facilities.

ITEM 3. LEGAL PROCEEDINGS

PFMI, which was purchased by us effective June 1, 1999, has been notified that it is considered a potentially responsible party ("PRP") in three Superfund sites, two of which had no relationship with PFMI according to PFMI records. As to the third site, which PFMI has been unable to determine whether PFMI had any relationship with this site, such relationship, if any, would appear to be de minimus.

PFO, which was purchased by us in June, 1999, has been notified that it is a PRP in two separate Superfund sites. At the Spectron Superfund site in Elkton, Maryland, PFO has been notified by the EPA that the EPA is seeking reimbursement from all PRPs at the site for the EPA's Phase II cost and to further investigate the contamination at the facility. At this point, we believe that PFO may have sent some waste to the site, but not a substantial amount. At this time, we are unable to determine what exposure, if any, PFO may have in connection with this site.

PFO has also been notified that it is a PRP at the Seaboard Chemical Corporation Superfund Site in Jamestown, North Carolina. In October, 1991, PFO joined the "Seaboard Group," a group of potentially responsible parties organized to clean up the site while keeping costs at a minimum. Initially, PFO was identified as a de minimus party under the Seaboard Group agreement which defined a de minimus contributor as one acting as either a transporter or generator who was responsible for less than 1% of the waste at the site. However, in June, 1992, the Seaboard Group adopted an amendment to the Seaboard Group agreement which allows a potentially responsible party who is a generator to participate in the Seaboard Group without relinquishing contributions claims against its broker and/or transporter. Based upon the amount of waste which PFO brokered to the site, PFO's status may no longer considered de minimus under the Seaboard Group agreement. PFO is unable to determine what exposure, if any, it may have in connection with this site.

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

PFD is required to remediate a parcel of leased property ("Leased Property"), which was formerly used as a Resource Conservation and Recovery Act of 1976 storage facility that was operated as a storage and solvent recycling facility by a company that was merged with PFD prior to our acquisition of PFD. The Leased Property contains certain contaminated waste in the soils and groundwater. We were indemnified by Quadrex, the entity that sold us PFD, for costs associated with remediating the Leased Property, which entails remediation of soil and/or groundwater restoration. However, during 1995, Quadrex filed for bankruptcy. Prior to our acquisition of PFD, Quadrex had established a trust fund ("Remediation Trust Fund"), which it funded with Quadrex's stock to support the remedial activity on the Leased Property pursuant to the agreement with the Ohio Environmental Protection Agency ("Ohio EPA"). After we purchased PFD, we were required to advance $250,000 into the Remediation Trust Fund due to the reduction in the value of Quadrex's stock that comprised the Remediation Trust Fund, which stock had been sold by the trustee prior to Quadrex's filing bankruptcy. We have subsequently put an additional $200,000 into the Remediation Trust Fund. PFD filed a lawsuit against the owners and former operators of the Leased Property to remediate the Leased Property and/or to recover any cost incurred by PFD in connection therewith. The lawsuit was filed in the United States District Court, for the Southern District of Ohio, styled Perma-Fix of Dayton, Inc. v. R.D. Baker Enterprises, Inc., case no. C-3-99-469. PFD and the defendants finalized a settlement of the lawsuit in October 2003. The defendants paid PFD $400,000 that PFD will use to remediate the Leased Property.

During January 2004, the EPA issued to PFD a notice of Findings of Violation alleging that PFD committed numerous violations of the Clean Air Act. The EPA did not assert any penalties or fines but advised PFD that it had several enforcement options including issuing administrative penalty order or bringing judicial action against PFD. In its January 2004 notice, the EPA requested a conference with PFD's technical and management personnel, which we have scheduled.

Patrick Sullivan ("P. Sullivan"), the son of a former member of our Board of Directors, Thomas P. Sullivan ("Mr. Sullivan"), was employed by one of our subsidiaries, Perma-Fix of Orlando, Inc. ("PFO"), as an executive and/or general manager from the date of our acquisition of PFO in June 1999 to June

2002, when he terminated his employment to go to work for a competitor of PFO in Orlando, Florida. P. Sullivan is subject to an agreement with us that provides, in part, that P. Sullivan would not solicit customers, suppliers or employees of PFO or ours for a period of two years after termination of his employment. We have been advised that P. Sullivan violated the agreement and his duties to PFO and to us prior to and after he terminated his employment with PFO. P. Sullivan reimbursed us for certain personal expenses charged to, and paid by, us after we notified P. Sullivan of the claims. In December 2002, we filed a lawsuit against
P. Sullivan in the circuit court of the Ninth Judicial Circuit in Orange County, Florida, for injunction relief and damages related to the above. P. Sullivan has denied the allegations. Mr. Sullivan has denied committing any breach of his fiduciary duties to us in connection with these alleged actions by his son. During the fourth quarter of 2003, we reached a settlement agreement in principal with P. Sullivan, which among other things provided for a payment of $30,000 from P. Sullivan to us.

On February 24, 2003, M&EC, commenced legal proceedings against Bechtel Jacobs Company, LLC, in the chancery court for Knox County, Tennessee, seeking payment from Bechtel Jacobs of approximately $4.3 million in surcharges relating to certain wastes that were treated by M&EC during 2001 and 2002. M&EC is operating primarily under three subcontracts with Bechtel Jacobs, which were awarded under contracts between Bechtel Jacobs and the U.S. Department of Energy. M&EC and Bechtel Jacobs have been discussing these surcharges under the subcontracts for over a year. These surcharges have not yet been billed. In 2003, the revenues generated by M&EC with Bechtel Jacobs represented approximately 15.5% of our 2003 total revenues. Since the filing of this lawsuit, Bechtel Jacobs has continued to deliver waste to M&EC for treatment and disposal, and M&EC continues to accept such waste, under the subcontracts, and M&EC and Bechtel Jacobs have entered into an additional contract for M&EC to treat DOE waste. Although we do not believe that this lawsuit will have a material adverse effect on our operations, Bechtel Jacobs could terminate the subcontracts with M&EC, as either party can terminate the subcontracts at any time.

Bryson Adams, et al. v. Environmental Purification Advancement Corporation, et al.; Civil Action No. 99-1998, United States District Court, Western District of Louisiana. In April, 2003, the plaintiffs, hundreds of individuals residing in or around Bayou Sorrel, Louisiana, filed their Fifth Supplemental and Amending Complaint naming, inter alia, PFMI and PFSG as defendants, both of which are subsidiaries we acquired in 1999. The lawsuit, which has been pending since 1999, includes as defendants hundreds of entities (and their insurers) which allegedly disposed of hazardous and toxic substances at a hazardous waste disposal site and hazardous waste injection well in Bayou Sorrel, Louisiana, both of which were permitted by the appropriate governmental authorities to treat and dispose of hazardous and toxic waste. The plaintiffs allege that the defendant entities, other than the insurers, including PFMI and PFSG, were negligent in their selection of the sites for the treatment and/or disposal of hazardous and toxic substances, that the plaintiffs have suffered physical injuries, property damage and diminished property values as a result of the escape or migration of contaminants from the sites, and that the defendants are liable for the damages allegedly suffered by the plaintiffs. The plaintiffs seek unspecified amounts of compensatory and exemplary damages, interest, costs and attorney's fees. PFMI and PFSG will defend themselves vigorously in connection with this matter. However, at this point, we are unable to determine with any degree of certainty what exposure, if any, PFMI and/or PFSG may have in this regard. Our insurance carrier is currently defending PFMI and PFSG in this matter under a reservation of rights. The case is in settlement negotiations, with the discussions being that the insurers and non-insurer defendants contributing to any proposed settlement.

In addition to the above matters and in the normal course of conducting our business, we are involved in various other litigation. We are not a party to any litigation or governmental proceeding which our management believes could result in any judgments or fines against us that would have a material adverse affect on our financial position, liquidity or results of future operations.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth, as of the date hereof, information concerning the Executive Officers of the Company:

          NAME             AGE                   POSITION
          ----             ---                   --------
Dr. Louis F. Centofanti     60    Chairman of the Board, President and Chief
                                  Executive Officer
Mr. Richard T. Kelecy       48    Chief Financial Officer, Vice President and
                                  Secretary
Mr. Larry McNamara          54    President, Nuclear Services
Mr. William Carder          54    Vice President, Sales and Marketing
Mr. Timothy Keegan          46    President, Industrial Services

DR. LOUIS F. CENTOFANTI

Dr. Centofanti has served as Chairman of the Board since he joined the Company in February 1991. Dr. Centofanti also served as President and Chief Executive Officer of the Company from February 1991 until September 1995 and again in March 1996 was elected to serve as President and Chief Executive Officer of the Company. From 1985 until joining the Company, Dr. Centofanti served as Senior Vice President of USPCI, Inc., a large hazardous waste management company, where he was responsible for managing the treatment, reclamation and technical groups within USPCI. In 1981 he founded PPM, Inc., a hazardous waste management company specializing in the treatment of PCB contaminated oils, which was subsequently sold to USPCI. From 1978 to 1981, Dr. Centofanti served as Regional Administrator of the U.S. Department of Energy for the southeastern region of the United States. Dr. Centofanti has a Ph.D. and a M.S. in Chemistry from the University of Michigan, and a B.S. in Chemistry from Youngstown State University.

MR. RICHARD T. KELECY

Mr. Kelecy was elected Vice-President and Chief Financial Officer in September 1995. He previously served as Chief Accounting Officer and Treasurer of the Company from July 1994 until beginning his current positions. From 1992 until June 1994, Mr. Kelecy was Corporate Controller and Treasurer for Quadrex
Corporation. From 1990 to 1992 Mr. Kelecy was Chief Financial Officer for Superior Rent-a-Car, and from 1983 to 1990 held various positions at Anchor Glass Container Corporation including Assistant Treasurer. Mr. Kelecy has a B.A. in Accounting and Business Administration from Westminster College.

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

MR. TIMOTHY KEEGAN

Mr. Keegan joined the Company in April 2003, as President of the Industrial Waste Management Services segment. Most recently, Mr. Keegan served as Senior Vice President of Safety-Kleen Corporation from 1999 to 2001, where he had sales, operational, and accounting responsibility for over $300 million in revenue. Mr. Keegan also served as Corporate Vice President for southeast operations at Safety-Kleen from 1998 to 1999, and Vice President of PCB/remedial services from 1995 to 1998. Prior to joining Safety-Kleen, Mr. Keegan served as Vice President of PCB services for USPCI from 1991 to 1995. Mr. Keegan also served as President of PPM, Inc., a PCB waste management company from 1988 to 1991. He has an M.B.A. from Syracuse University.

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

                                           2003              2002
                                      --------------    --------------
                                       Low     High      Low     High
                                      -----    -----    -----    -----

       Common Stock 1st Quarter      $1.49    $2.62    $2.51    $3.44

                    2nd Quarter       1.68     2.20     2.55     3.50

                    3rd Quarter       1.60     2.28     1.92     3.01

                    4th Quarter       1.68     3.56     2.09     2.65

Such over-the-counter market quotations reflect inter-dealer prices, without retail markups or commissions and may not represent actual transactions.

As of March 4, 2004, there were approximately 311 stockholders of record of our Common Stock, including brokerage firms and/or clearing houses holding shares of our Common Stock for their clientele (with each brokerage house and/or clearing house being considered as one holder). However, the total number of beneficial stockholders as of March 4, 2004, was approximately 3,837.

Since our inception, we have not paid any cash dividends on our Common Stock and have no dividend policy. Our loan agreement prohibits paying any cash dividends on our Common Stock without prior approval.

Recent sales of unregistered securities, in addition to the securities sold by us during 2003, as reported in our Forms 10-Q for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, which were not registered under the Securities Act of 1933, as amended, we sold or issued during 2003 the following securities which were also not registered under the Act:

      1. On or about October 29, 2003, Capital Bank Grawe Gruppe, AG ("Capital Bank"), exercised one of its outstanding Warrants to purchase 150,000 shares of our Common Stock at a total exercise price of $243,750, or $1.625 per share, in accordance with the terms of the Warrant. The shares were issued under the exemption from registration provided by Section 4(2) and/or Rule 506 of Regulation D based on Capital Bank's representations contained in the Warrant and prior dealings with us. The proceeds were used to fund capital expenditures and current working capital needs.

      2. On or about November 27, 2003, Capital Bank Grawe Gruppe, AG ("Capital Bank"), exercised one of its outstanding Warrants to purchase 300,000 shares of our Common Stock at a total exercise price of $562,500, or $1.875 per share, in accordance with the terms of the Warrant. The shares were issued under the exemption from registration provided by Section 4(2) and/or Rule 506 of Regulation D based on Capital Bank's representations contained in the Warrant and prior dealings with us. The proceeds were used to fund capital expenditures and current working capital needs.

      3. On or about December 22, 2003, Capital Bank Grawe Gruppe, AG ("Capital Bank"), exercised one of its outstanding Warrants to purchase 105,000 shares of our Common Stock at a total exercise price of $149,300, or $1.4219 per share, in accordance with the terms of the Warrant. The shares were issued under the exemption from registration provided by Section 4(2) and/or Rule 506 of Regulation D based on Capital Bank's representations contained in the Warrant and prior dealings with us. The proceeds were used to fund capital expenditures and current working capital needs.

ITEM 6. SELECTED FINANCIAL DATA

The financial data included in this table has been derived from our audited consolidated financial statements, which have been audited by BDO Seidman, LLP.

Statement of Operations Data:
(Amounts in Thousands, Except for Share Amounts)

                                                                                          December 31,
                                                        ---------------------------------------------------------------------------
                                                           2003          2002             2001(3)          2000(2)          1999(1)
                                                        ---------      ---------         --------         --------         --------
Revenues                                                $  84,892      $  83,404         $ 74,492         $ 59,139         $ 46,464
Net income (loss)                                           3,118          2,202             (602)            (556)           1,570
Preferred Stock dividends                                    (189)          (158)            (145)            (206)            (308)
Gain on Preferred Stock redemption                             --             --               --               --              188
Net income (loss) applicable to
    Common Stock                                            2,929          2,044             (747)            (762)           1,450
Basic Net income (loss) per common
    share                                                     .08            .06             (.03)            (.04)             .08
Diluted net income (loss) per common share                    .08            .05             (.03)            (.04)             .07
Basic number of shares used in
   computing net income (loss) per share                   34,982         34,217           27,235           21,558           17,488
Diluted number of shares and potential
   common shares used in computing net
   income (loss) per share                                 39,436         42,618           27,235           21,558           21,224

Balance Sheet Data:
                                                                                          December 31,
                                                        ---------------------------------------------------------------------------
                                                           2003           2002             2001             2000             1999
                                                        ---------      ---------         --------         --------         --------
Working capital (deficit)                               $   4,159      $     731         $    134         $ (3,233)        $ (1,455)
Total assets                                              109,645        105,825           99,137           72,771           54,644
Current and long-term debt                                 29,088         30,515           31,146           25,490           15,306
Total liabilities                                          57,918         59,955           56,011           50,751           34,825
Preferred Stock of subsidiary                               1,285          1,285            1,285               --               --
Stockholders' equity                                       50,442         44,585           41,841           22,020           19,819

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

Management's discussion and analysis is based, among other things, upon our audited consolidated financial statements and includes our accounts and the accounts of our wholly-owned subsidiaries, after elimination of all significant intercompany balances and transactions.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this report.

Overview

The year 2003 was challenging for us, as our revenues were negatively impacted by the war, terrorism alerts, and DOE's heightened security issues and resulting lockdowns, which clearly impacted the Nuclear Waste Management Services ("Nuclear") segment. In addition, the U.S. recession negatively impacted our Industrial Waste Management Services ("Industrial") segment and engineering segment. During the year we initiated a restructuring and a refocus of our Industrial segment. During 2003 we brought in a new management team for the
Industrial segment, initiated work force reductions, which should result in annual savings of approximately $3.2 million beginning in 2004 and began focusing our marketing efforts on higher margin accounts, eliminating unprofitable business. We were however able to work through these issues, achieve an increase in consolidated revenues of 1.8% over 2002 and increase our profitability 43.3%. The Industrial segment demonstrated its processing capabilities during the year by successfully completing the treatability portion of the Newport hydrolysate project for the Army. However, due to public concerns over such chemical weapon byproducts the contract to bring such waste into our facility was terminated. We continue to identify attractive growth opportunities for the Industrial segment, which include such areas as biological wastewater treatment, chemical weapons byproducts and contracts such as comprehensive waste management services for a leading home-improvement retail chain. Our Nuclear segment has also recently received several new contracts, which demonstrate the continued growth within this market segment. During 2003, we continued to discuss improving our capital and liquidity position. In connection therewith, we have entered into an arrangement to raise additional capital as discussed below.

Results of Operations

The reporting of financial results and pertinent discussions are tailored to three reportable segments: Industrial Waste Management Services, Nuclear Waste Management Services and Consulting Engineering Services.

Below are the results of operations for our years ended December 31, 2003, 2002 and 2001 (amounts in thousands, except for share amounts):

(Consolidated)                                            2003           %           2002           %           2001           %
                                                        --------      -------      --------      -------      --------      -------
Net Revenues                                            $ 84,892        100.0      $ 83,404        100.0      $ 74,492        100.0
Cost of goods sold                                        58,633         69.1        59,055         70.8        52,442         70.4
                                                        --------      -------      --------      -------      --------      -------
     Gross Profit                                         26,259         30.9        24,349         29.2        22,050         29.6

Selling, general and administrative                       18,637         22.0        17,909         21.5        16,631         22.3
Other income (expense):
      Interest income                                          8           --            16           --            29           --
      Interest expense                                    (2,841)        (3.3)       (2,903)        (3.5)       (3,038)        (4.1)
      Interest expense - Warrants                             --           --            --           --          (234)         (.3)
      Interest expense - financing fees                   (1,070)        (1.2)       (1,044)        (1.2)       (2,732)        (3.6)
      Other                                                 (601)         (.7)         (307)         (.4)          (46)         (.1)
                                                        --------      -------      --------      -------      --------      -------
Net income (loss)                                          3,118          3.7         2,202          2.6          (602)         (.8)
Preferred Stock dividends                                   (189)         (.2)         (158)         (.2)         (145)         (.2)
                                                        --------      -------      --------      -------      --------      -------
Net income (loss) applicable to
Common Stock                                            $  2,929          3.5      $  2,044          2.4      $   (747)        (1.0)
                                                        ========      =======      ========      =======      ========      =======
Basic net income (loss) per
common share                                            $    .08                   $    .06                   $  (.03)
                                                        ========                   ========                   =======
Diluted net income (loss) per
common share                                            $    .08                   $    .05                   $  (.03)
                                                        ========                   ========                   =======

Summary - Years Ended December 31, 2003 and 2002

Net Revenue

The year 2003 started out slow, as nuclear revenues were negatively impacted by the war and terrorism alerts, and industrial revenues were negatively impacted by the economy. However, nuclear shipments increased late in the third quarter and we successfully completed the treatability portion of the Army's Newport hydrolysate project. We continued with the reorganization and refocus of the Industrial segment throughout the last half of 2003. Consolidated revenues increased $1,488,000 or 1.8% for the year ended December 31, 2003, compared to the year ended December 31, 2002. This increase is attributable to an increase in the Industrial segment of approximately $6,610,000 resulting from certain new product lines, such as lab packing, improved waste volumes and approximately $4.9 million in revenues recognized for public outreach and treatability studies related to the Army's Newport hydrolysate project, which was terminated in October 2003 for convenience. Offsetting this increase was a decrease in the Nuclear segment of approximately $4,842,000 resulting partially from a change in accounting estimate for revenue recognition. (See Note 2 to Notes to Consolidated Financial Statements.) The impact of this change in nuclear revenue recognition as of December 31, 2003 is a deferral of revenues of approximately $2,765,000. The decrease is also a result of the government's reduced shipment of waste to our facilities during the first six months of 2003 due to the war and ongoing campaign in Iraq and prolonged terrorism alerts. The decrease can further be explained by the impact of increased revenues during 2002, which included an event project of approximately $2.4 million and a surcharge of approximately $2.2 million. These decreases were partially offset by continued expansion within the mixed waste market as our facilities demonstrate the ability to accept and process more complex waste streams, thus increasing sales volumes. Consolidated revenues with Bechtel Jacobs Company, which includes the Oak Ridge contracts totaled $13,139,000 or 15.5% of total revenues for the year ending December 31, 2003, compared to $9,664,000 or 11.6% for the year ended December 31, 2002. This increase reflects additional revenues under the Oak Ridge Contracts and an additional contract entered into recently with Bechtel Jacobs, due in part to the benefit of our facility being located within the DOE K-25 site. See "Known Trends and Uncertainties-Significant Contracts" of this Management's Discussion and Analysis as to a lawsuit involving the Oak Ridge Contracts. The backlog of stored waste within the Nuclear segment at December 31, 2003, was approximately $5,782,000, compared to $9,000,000 at December 31, 2002. Additionally, the Consulting Engineering Services segment experienced a decrease of approximately $280,000, which reflects the impact a weaker economy has on our client's expansion projects in 2003 and certain one-time projects completed in 2002.

Cost of Goods Sold

Cost of goods sold decreased $422,000, or 0.7% for the year ended December 31, 2003, compared to the year ended December 31, 2002. This decrease in cost of goods sold principally reflects a decrease in the Nuclear segment of $3,975,000 indicative of a reduction in disposal and processing costs associated with the continued refinement of our treatment processes. The initial focus within the Nuclear segment was the demonstration of our processing capabilities, which was followed by the refinement and enhancement of our processes throughout 2003. The remaining decrease in this segment was due to the deferral of disposed expenses that correlates with the deferral of revenues as a result of our change in accounting estimate for revenue recognition. Additionally, the Consulting Engineering Services segment experienced a decrease of $155,000, which was primarily a result of the corresponding revenue reduction, despite a 0.9% cost increase. Mainly offsetting these decreases was an increase in the Industrial segment of approximately $3,708,000, primarily associated with increased labor and material costs, which relates to the increase in revenues, including the expenses associated with the Army's Newport hydrolysate project. Depreciation expense of $4,441,000 and $3,934,000 for the years ended December 31, 2003 and 2002, respectively, is included in cost of goods sold, which reflects an increase of $507,000 over 2002. During 2002, we purchased capital equipment which totaled approximately $5.8 million, a majority of which related to our continued expansion of the Nuclear segment. These projects were principally completed in the fourth quarter of 2002 and resulted in additional depreciation in 2003.

Gross Profit

Gross profit for the year ended December 31, 2003, increased to $26,259,000, which as a percentage of revenue is 30.9%, reflecting an increase over the 2002 percent of revenue of 29.2%. This increase in gross profit percentage principally reflects an increase in the Industrial segment from 19.2% in 2002 to 22.9% in 2003. This increase reflects the impact of margins of approximately $2.8 million recognized on the Army's Newport hydrolysate project. During the last half of 2003, the Industrial segment restructured its management, implemented a cost savings initiative and made certain operational changes, which had only a limited impact on 2003. Additionally, the increase in the gross profit percentage was attributable to the Nuclear segment, which rose from 37.6% in 2002 to 40.2% in 2003, reflecting mainly the favorable product mix, surcharges and operational improvements within the mixed waste processing lines. The 2002 margins were positively impacted by the effect of the $2.2 million surcharge related to the Oak Ridge contracts. Without the surcharge, the gross profit percentage for this segment for 2002 would have been 27.3%. Offsetting these increases was a decrease in the Consulting Engineering Services segment, which fell from 34.4% in 2002 to 33.5% in 2003, reflecting the net impact of lower margin projects performed over the year.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased $728,000 or 4.1% for the year ended December 31, 2003, as compared to the corresponding period for 2002. This increase reflects the additional sales and marketing expenses within the Industrial segment, somewhat offset by a decline in payroll and related marketing expenses for the Nuclear segment, which combined accounted for $396,000 of this increase. Administrative payroll and related expenses accounted for $543,000 of this increase, mainly reflecting the management infrastructure, relocation and severance costs within the Industrial segment as we complete our restructuring, all of which have been expensed during the year, along with increased administrative support within the Nuclear segment. Partially offsetting these administrative payroll increases was a $309,000 decrease in other administrative expenses, primarily attributable to a net decrease in general expense of $604,000, arising mainly from the reduction in bad debt expense and a $306,000 increase in outside services for the same period of 2002. Depreciation and amortization expense included within selling, general and administrative expenses was $424,000 and $310,000 for the years ended 2003 and 2002, respectively. As a percentage of revenue, selling, general and administrative expenses increased to 22.0% for the year ended December 31, 2003, compared to 21.5% for the same period of 2002.

Interest Expense

Interest expense decreased approximately $62,000 for the year ended December 31, 2003, as compared to the corresponding period of 2002. This decrease reflects the impact of the reduction in debt associated with past acquisitions resulting in a decrease in interest expense of $54,000 when compared to prior year. Additionally, this decrease reflects the impact of lower interest rates on the revolving credit and term loans with PNC and decreased borrowing levels on the term loan with PNC partially offset by increased borrowings under the revolving credit to fund the finite risk insurance program, which resulted in a net decrease of $46,000. Offsetting these decreases was an increase in interest expense of $38,000 associated with an increase in additional debt entered into during the year, related to facility and computer upgrades.

Interest Expense - Financing Fees

Interest expense-financing fees increased approximately $26,000 for the year ended December 31, 2003, as compared to the corresponding period of 2002. This increase was principally due to a one-time charge of fees associated with other short term financing.

Other Expense

Other expense increased by $294,000 for the year ended December 31, 2003, as compared to the same period of 2002. This increase was primarily due to additional remediation expenses for the Perma-Fix of Michigan, Inc. site, which was recorded in the amount of $178,000. The additional expense is needed to complete the remediation of soil that was contaminated prior to our acquiring the facility. See "Environmental Contingencies" in this section for further discussion on this reserve. Additionally, other expense increased due to a workers compensation insurance adjustment of $217,000 related to a prior acquisition.

Income Tax

See Note 10 to Notes to Consolidated Financial Statements for a reconciliation between the expected tax benefit and the provision for income taxes as reported. For the years ended December 31, 2003 and 2002, we had no federal income tax expense, due to utilization of our net operating loss carry-forward and permanent and temporary book-tax timing differences.

Preferred Stock Dividends

Preferred Stock dividends increased approximately $31,000 for the year ended December 31, 2003, as compared to the year ended December 31, 2002. This increase is due to the accrual of preferred dividends on the Series B Preferred, issued in conjunction with the acquisition of M&EC, which began accruing in July 2002.

Summary - Years Ended December 31, 2002 and 2001

Net Revenue

Consolidated revenues increased $8,912,000 or 12.0% for the year ended December 31, 2002, compared to the year ended December 31, 2001. This increase is principally attributable to an increase in the Nuclear segment of approximately $13,328,000 resulting from the favorable negotiation of certain contract changes, the completion of a large offsite mixed waste remediation project, and from growth in mixed waste revenues driven by the continued expansion within the new and unique mixed waste market. This increase also reflects the impact of a full year of additional revenues resulting from the acquisition of East Tennessee Materials & Energy Corporation (M&EC), effective June 25, 2001 and changes in pricing under the Oak Ridge Contracts. Consolidated revenues under the Oak Ridge Contracts for 2002 totaled $9,664,000 or 11.6% of total revenues, as compared to $6,300,000 or 8.5% for the year ended December 31, 2001. The backlog of stored waste within the nuclear segment at December 31, 2002, was approximately $9,000,000 compared to $5,873,000 at the end of 2001. The segment recognized during the second quarter of 2002 approximately $2.2 million of revenue for work completed during the first six months of 2002, as a result of the favorable resolution of certain contract changes under the Oak Ridge Contracts. The pricing structure under the Oak Ridge Contracts was amended to allow M&EC to charge additional amounts for certain waste drums received primarily in connection with drum density and chemical content. The amended pricing structure applies to all waste received by M&EC under the Oak Ridge Contracts from January 1, 2002, and on all future waste received under the Oak Ridge Contracts. We also attempted to negotiate certain other surcharges under the Oak Ridge Contracts, which negotiations were not successful. See "Known Trends and Uncertainties" in this section for discussion on legal proceedings. Additionally, the Consulting Engineering Services segment experienced an increase of approximately $297,000, which was primarily due to new projects that were awarded by nationally known cement companies. Offsetting these increases was a decrease in the Industrial segment of approximately $4,713,000 resulting from the downturn in the economy, the expiration of certain government contracts and the effect of the start-up of the new biological wastewater treatment system, which occurred over the first five months of 2002. Partly offsetting this decrease was an increase in revenue over the last six months of 2002 generated from the implementation of the biological wastewater treatment system.

Cost of Goods Sold

Cost of goods sold increased $6,613,000, or 12.6% for the year ended December 31, 2002, compared to the year ended December 31, 2001. This increase in cost of goods sold reflects principally an increase in the Nuclear segment of approximately $6,654,000 reflecting the increase in waste processing and disposal costs which directly correlates to the increase in revenues for this segment. Additionally, the Nuclear segment experienced increased costs as it started up new processing lines, developed new processing techniques and added certain fixed costs in conjunction with its build-up. The Consulting Engineering Services segment also experienced an increase of approximately $288,000 primarily due to increased staffing associated with the new projects awarded. Offsetting these increases, was a decrease in the Industrial segment of approximately $329,000, which corresponds to the decrease in revenues for this segment, partially offset by additional operating costs associated with the development and installation of its new biological wastewater treatment technology.

Gross Profit

Gross profit for the year ended December 31, 2002, increased to $24,349,000, which as a percentage of revenue is 29.2%, reflecting a decrease over the 2001 percent of revenue of 29.6%. This decrease in gross percentage principally reflects a decrease in the Industrial segment from 27.5% in 2001 to 19.2% in 2002. This decrease reflects the impact of the high fixed cost nature of the facilities in conjunction with reduced revenues in this segment, and the additional operating costs associated with the development and installation of the new wastewater treatment technology. Additionally, the Consulting Engineering Services segment experienced a decrease from 37.3% in 2001 to 34.4% in 2002. This decrease reflects the impact of additional staffing associated with the new projects, as noted above. Offsetting these decreases in gross profit percentage was an increase in the Nuclear segment from 31.9% in 2001 to 37.6% in 2002. This increase reflects the progress of the newly expanded mixed waste facilities, increased activities under the Oak Ridge Contracts and the impact of the favorable negotiation of certain contract changes related to the Oak Ridge Contracts which were recorded in the second quarter of 2002. Furthermore, the gross profit percentage of 2001 was negatively affected by the low margin subcontract work performed by this segment during the completion of the M&EC facility.

Selling, General and Administrative

Selling, general and administrative expenses increased $1,278,000 or 7.7% for the year ended December 31, 2002, as compared to the corresponding period for 2001. The increase in selling, general and administrative expense is principally due to the acquisition of M&EC, which reflects additional expense of $1,248,000 for this facility, as compared to the year ended December 31, 2001. Additionally, these expenses increased due to the impact of increasing the sales and marketing efforts within the Nuclear segment in anticipation of the growth in the mixed waste market. This increase also reflects the impact of an increase in bad debt expense due to the need for additional reserve of $514,000 associated with certain contract changes related to the Oak Ridge Contracts. Offsetting these increases, is an amortization expense decrease, across all segments, of approximately $1,573,000 due to the adoption of SFAS 142, which eliminated the amortization expense on indefinite-life intangible assets (see "Recently Adopted Accounting Standards" later in this section). As a percentage of revenue, selling, general and administrative expenses decreased to 21.5% for the year ended December 31, 2002, compared to 22.3% for the same period of 2001.

Interest Expense

Interest expense decreased approximately $135,000 for the year ended December 31, 2002, as compared to the corresponding period of 2001. This decrease is a result of lower interest rates and decreased borrowing levels on our PNC revolving credit and term loan, which resulted in a decrease in interest expense of $145,000. Additionally, interest expense decreased by $545,000 due to the elimination of interim financing related to the mixed waste construction activities and a decrease of $85,000 was due to the reduction in debt with other creditors. These decreases were partially offset by an increase in interest expense of $199,000 associated with new debt obligations incurred in conjunction with the acquisition of M&EC and an increase of approximately $441,000 related to the expansion of our mixed waste facilities.

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

Interest Expense - Financing Fees

Interest expense-financing fees decreased approximately $1,688,000 for the year ended December 31, 2002, as compared to the corresponding period of 2001. This decrease is principally due to a write-off of prepaid financing fees of $1,440,000 during the third quarter of 2001 related to short-term construction financing within the mixed waste segment, which was paid in full in July 2001. Additionally, interest expense-financing fees decreased by $601,000 due to the elimination of the above discussed short-term construction financing expense as amortized for the period from January through July 2001. Partially offsetting these decreases was an increase principally associated with our Senior Subordinated Notes issued to Associated Mezzanine Investors - PESI, L.P. ("AMI") and Bridge East Capital, L.P. ("BEC") of $340,000 when compared to prior year.

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

Income Tax

See Note 10 to Notes to Consolidated Financial Statements for a reconciliation between the expected tax benefit and the provision for income taxes as reported. For the years ended December 31, 2002 and 2001, we had no federal income tax expense, due to utilization of our net operating loss carry-forward and permanent and temporary book-tax timing differences.

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

Liquidity and Capital Resources of the Company

Our capital requirements consist of general working capital needs, scheduled principal payments on our debt obligations and capital leases, remediation projects and planned capital expenditures. Our capital resources consist primarily of cash generated from operations, funds available under our revolving credit facility and proceeds from issuance of our Common Stock. Our capital resources are impacted by changes in accounts receivable as a result of revenue fluctuation, economic trends, collection activities, and the profitability of the segments.

At December 31, 2003, we had cash of $411,000. This cash total reflects an increase of $199,000 from December 31, 2002, as a result of net cash provided by operations of $3,959,000 offset by cash used in investing activities of $3,408,000 (principally purchases of equipment, net totaling $2,178,000 and $1,234,000 for finite risk sinking fund) and cash used in financing activities of $352,000 (consisting of proceeds from issuance of stock of $2,684,000, offset by net debt repayments of $3,036,000). We are in a net borrowing position and therefore attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. During 2002 we implemented a centralized cash management system, which included new remittance lock boxes and resulted in accelerated collection activities and reduced cash balances, as idle cash can be moved without delay to the revolving credit facility. The cash balance at December 31, 2003 represents payroll account fundings which were not withdrawn until after year-end.

Operating Activities

Accounts Receivable, net of allowances for doubtful accounts, totaled $24,052,000, an increase of $2,232,000 over the December 31, 2002, balance of $21,820,000. This increase principally reflects the impact of increased revenues and final billing of the Army's Newport hydrolysate project at December 31, 2003, within the Industrial segment, which resulted in an increase of
$1,552,000. Additionally, the Nuclear segment experienced an increase of $719,000, which was also due to increased billings within the segment. Offsetting these increases was a decrease in the Consulting Engineering Services segment of $39,000.

As of December 31, 2003, total consolidated accounts payable was $6,359,000, a decrease of $3,400,000 from the December 31, 2002, balance of $9,759,000. This decrease in accounts payable is a result of proceeds received in the amount of $2,502,000 for warrant and option exercises, the impact of increased revenues and billings during the last half of the year, and from the improved margins and profitability, all of which enabled us to reduce our accounts payable balances.

Accrued Expenses as of December 31, 2003, totaled $11,553,000, an increase of $1,025,000 over the December 31, 2002, balance of $10,528,000. Accrued expenses are made up of disposal and processing cost accruals, accrued compensation, interest payable, insurance payable and certain tax accruals. Pursuant to the termination of the Parson's contract we accrued $661,000 for the continued assistance of consultants and attorneys related to regulatory, consulting and legal activities, which we anticipate incurring over the next year.

The working capital position at December 31, 2003, was $4,159,000, as compared to a working capital position of $731,000 at December 31, 2002. The increase in this position of $3,428,000 is principally a result of the increased accounts receivable balance, associated with increased revenues and billings, along with the decreased accounts payable balance at the end of the period. Increased profitability, and operating cash flow, along with the proceeds that we received from warrant and option exercises enabled us to improve this working capital position.

Investing Activities

Our purchases of new capital equipment for the twelve-month period ended December 31, 2003, totaled approximately $3,462,000 of which $1,284,000 was financed, resulting in net purchases of $2,178,000, funded out of cash flow. These expenditures were for expansion and improvements to the operations principally within the Nuclear and Industrial segments. These capital expenditures were principally funded by the cash provided by operations, through various other lease financing sources and through Warrant and option proceeds raised during the year. We have budgeted capital expenditures of approximately $5,600,000 for 2004, which includes an estimated $1,675,000 to complete certain current projects committed at December 31, 2003, as well as other identified capital and permit compliance purchases. We anticipate funding these capital expenditures by a combination of lease financing, internally generated funds, and/or the proceeds received from Warrant exercises.

Financing Activities

On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank. The Agreement provides for a term loan ("Term Loan") in the amount of
$7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves Agent reasonably deems proper and necessary. The Revolving Credit advances shall be due and payable in full on December 22, 2005. As of December 31, 2003, the excess availability under our Revolving Credit was $7,465,000 based on our eligible receivables.

Pursuant to the Agreement the Term Loan bears interest at a floating rate equal to the prime rate plus 1 1/2%, and the Revolving Credit at a floating rate equal to the prime rate plus 1%. The loans are subject to a prepayment fee of 1 1/2% in the first year, 1% in the second and third years and 3/4% after the third anniversary until termination date.

Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of Perma-Fix of Orlando, Inc. ("PFO"), Perma-Fix of South Georgia, Inc. ("PFSG") and Perma-Fix of Michigan, Inc. ("PFMI"), a portion of the consideration was paid in the form of the Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of PFO, PFSG and PFMI. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $531,000 at December 31, 2003, which is in the current portion. Payments of such Promissory Notes are guaranteed by PFMI under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by PFMI. These Promissory Notes are subject to subordination agreements with our senior and subordinated lenders.

On August 31, 2000, as part of the consideration for the purchase of Diversified Scientific Services, Inc. ("DSSI"), we issued to Waste Management Holdings a long-term unsecured promissory note (the "Unsecured Promissory Note") in the aggregate principal amount of $3,500,000, bearing interest at a rate of 7% per annum and having a five-year term with interest to be paid annually and principal due in one lump sum at the end of the term of the Unsecured Promissory Note (August 2005).

On July 31, 2001,  we issued  approximately  $5.6  million of its 13.50%  Senior
Subordinated Notes due July 31, 2006 (the "Notes"). The Notes were issued pursuant to the terms of a Note and Warrant Purchase Agreement dated July 31, 2001 (the "Purchase Agreement"), between us, Associated Mezzanine Investors - PESI, L.P. ("AMI"), and Bridge East Capital, L.P. ("BEC"). The Notes are unsecured and are unconditionally guaranteed by our subsidiaries. Our payment obligations under the Notes are subordinate to our payment obligations to our primary lender and to certain other of our debts up to an aggregate amount of $25 million. The net proceeds from the sale of the Notes were used to repay our previous short-term loan.

Under the terms of the Purchase Agreement, we also issued to AMI and BEC Warrants to purchase up to 1,281,731 shares of our Common Stock ("Warrant Shares") at an initial exercise price of $1.50 per share (the "Warrants"), subject to adjustment under certain conditions, which were valued at $1,622,000 and recorded as a debt discount and are being amortized over the term of the Notes. As of December 31, 2003, the unamortized portion of the debt discount was $838,000. The Warrants, as issued, also contain a cashless exercise provision. The Warrant Shares are registered under an S-3 Registration Statement that was declared effective on November 27, 2002.

In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation ("PDC"), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2004 will be approximately $160,000 semiannually. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended. (7% on December 31, 2003) and payable in one lump sum at the end of the loan period. On December 31, 2003, the outstanding balance was $4,266,000 including accrued interest of approximately $912,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

Additionally, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2004 will be approximately $40,000 semiannually. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On December 31, 2003, the rate was 7%. On December 31, 2003, the outstanding balance was $1,054,000 including accrued interest of approximately $221,000.

We have outstanding 2,500 shares of Preferred Stock, with each share having a liquidation preference of $1,000 ("Liquidation Value"). Annual dividends on the Preferred Stock are 5% of the Liquidation Value. Dividends on the Preferred Stock are cumulative, and are payable, if and when declared by our Board of Directors, on a semiannual basis. Dividends on the outstanding Preferred Stock may be paid at our option, if declared by the Board of Directors, in cash or in shares of our Common Stock as described under Note 5 to Notes to Consolidated Financial Statements. Under the terms of our loan agreement, we may not pay these dividends in cash without the lender's prior consent.

During 2003, accrued dividends for the period July 1, 2002, through December 31, 2002, in the amount of approximately $63,000 were paid in January 2003, in the form of 25,165 shares of Common Stock. Dividends for the period January 1, 2003 through June 30, 2003, of approximately $62,000 were paid in the form of 33,835 shares of Common Stock. The accrued dividends for the period July 1, 2003, through December 31, 2003, in the amount of approximately $63,000 were paid in February 2004, in the form of 19,643 shares of Common Stock. Under our loan agreement, any dividends declared by our Board of Directors on its outstanding shares of Preferred Stock is required to be paid in our Common Stock.

In summary, we have continued to take steps to improve our operations and liquidity, as discussed above. However, we continue to invest our working capital back into our facilities to fund capital additions within both the nuclear and industrial segments. The first half of the year was negatively impacted by the downturn in the economy, the war in Iraq and prolonged terrorist alerts. However, our working capital position has improved during the third and fourth quarters as a result of the improved operating performance and revenues, and from the equity and cash flow raised in conjunction with Warrant and option exercises.

Potential Acquisition

As discussed under "Business," we have entered into a letter of intent to acquire substantially all of the assets and business of A&A and EMAX from U S Liquids. These two businesses had unaudited revenues of approximately $15 million for 2003. If completed, we have agreed to pay for these acquisitions $3.2 million, subject to working capital adjustments, at closing. We intend to use a portion of the proceeds from the proposed private placement discussed below to pay this purchase price.

Other Potential Transactions

We have entered into an arrangement with an investment banker to act as our advisor and underwriter in connection with the structuring, issuance and sale of up to $15 million, or such other principal amount as agreed to, of units, consisting of Common Stock and warrants to purchase Common Stock, in a private placement. Each investor on the private placement is to be a qualified institutional buyer, as defined under Regulation 144A. Under the proposed terms of the private placement, the investor(s) will purchase shares of our Common Stock at a per share discounted price from current market and will receive a warrant to purchase one share of our Common Stock for every four shares of Common Stock purchased by the investor with an exercise price equal to 120% of the market price on the day of closing subject to certain anti-dilution adjustments. Each warrant will have a term of three years and may be callable by us under certain conditions. The proposed securities to be issued under this transaction are not registered under the Securities Act of 1933, as amended (the "Act"), and may not be offered or sold in the United States absent registration or pursuant to an applicable exemption from the registration requirements of the Act. If completed, the net proceeds from the sale of the securities will be used to repay certain of our indebtedness, to pay the consideration in connection with the proposed asset purchases discussed above, and working capital. We do have certain obligations to register these securities after completion of the private placement. This transaction is subject to numerous conditions being met. This does not constitute an offer to sell or solicitation of an offer to buy the proposed securities.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods, (in thousands):

                                                                                               Payments due by period
                                                                                ----------------------------------------------------
                                                                                Less
                                                                                than            1-3             4-5           After
Contractual Obligations                                          Total          1 year          years          years         5 years
-----------------------                                         -------         ------         -------         ------        -------
Long-term debt                                                  $29,088         $2,896         $25,208         $  984         $   --
Interest on long-term debt                                        1,133             --              --          1,133             --
Operating leases                                                  4,137          1,492           2,571             74             --
Finite risk policy                                                9,034          1,004           3,011          2,008          3,011
Purchase obligations (1)                                             --             --              --             --             --
                                                                -------         ------         -------         ------         ------
     Total contractual obligations                              $42,259         $5,392         $30,790         $3,066         $3,011
                                                                =======         ======         =======         ======         ======

(1) We are not a party to any significant long-term service or supply contracts with respect to our processes. We refrain from entering into any long-term purchase commitments in the ordinary course of business.

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that in the event of closure our permitted facilities will be closed in accordance with the regulations. The policy provides $35 million of financial assurance coverage of which the coverage amount totals $27,421,000 at December 31, 2003, and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy required an upfront payment of $4.0 million, of which $2,766,000 represents the full premium for the 25-year term of the policy, and the remaining $1,234,000, to be deposited in a sinking fund account representing a restricted cash account. During the second and third quarters of 2003, we made initial payments for a total of $4,000,000, as discussed above. Additionally, the policy requires nine annual installments of $1,004,000 that are due on the anniversary date of the policy. These annual installments will also be deposited in the sinking fund account. In comparison, we paid $1,121,000 of non-returnable insurance premiums for the year 2002 financial assurance program, along with an additional collateral requirement of $4.0 million in the form of a letter of credit issued by PNC, at an annual fee of $160,000 per year. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, the Insurer will pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

Critical Accounting Estimates

In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as, the reported amounts of revenues and expenses during the reporting period. We believe the following critical accounting policies affect the more significant estimates used in preparation of the consolidated financial statements:

Revenue Recognition Estimates. Effective September 1, 2003 we refined our percentage of completion methodology for purposes of revenue recognition in our Nuclear Segment. As we accept more complex waste streams in this segment, the treatment of those waste streams becomes more complicated and more time consuming. We have continued to enhance our waste tracking capabilities and systems, which has enabled us to better match the revenue earned to the processing milestones achieved. The major milestones are receipt, treatment/processing, and shipment/final disposition. Upon receiving mixed waste we recognize a certain percentage (33%) of revenue as we incur costs for transportation, analytical and labor associated with the receipt of mixed wastes. As the waste is processed, shipped and disposed of we recognize remaining 67% of revenue and the associated costs of transportation and burial. The impact of the change for the year ended December 31, 2003, was a reduction in net income by approximately $681,000 or $0.02 per share, due to timing differences.

Allowance for Doubtful Accounts. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that are uncollectable. We regularly review all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balance that are uncollectable. This allowance was approximately 0.8%, 0.8%, and 1.0% of revenue and approximately 2.9%, 3.2%, and 4.1% of accounts receivable for 2003, 2002 and 2001, respectively. The allowance was adversely affected in years 2002 and 2001 due to an increase in bankruptcy filings in the industrial and manufacturing business sectors.

Intangible Assets. Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net assets acquired ("goodwill") and the recognized permit value of the business. We continually reevaluate the propriety of the carrying amount of permits and goodwill to determine whether current events and circumstances warrant adjustments to the carrying value. Effective January 1, 2002, we adopted SFAS 142. We utilized an independent appraisal firm to test goodwill and permits, separately, for impairment. The initial report provided by the appraiser indicated that no impairment existed as of January 1, 2002. Goodwill and permits were again tested as of October 1, 2002 and October 1, 2003, and each of these tests also indicated no impairment. Effective January 1, 2002, we discontinued amortizing indefinite life intangible assets (goodwill and permits) as required by SFAS 142. The appraisers estimated the fair value of our operating segments using a discounted cash flow valuation approach. This approach is dependent on estimates for future sales, operating income, depreciation and amortization, working capital changes, and capital expenditures, as well as, expected growth rates for cash flows and long-term interest rates, all of which are impacted by economic conditions related to our industry as well as conditions in the U.S. capital markets.

Accrued Closure Costs. Accrued closure costs represent a contingent environmental liability to clean up a facility in the event we cease operations in an existing facility. The accrued closure costs are estimates based on guidelines developed by federal and/or state regulatory authorities under RCRA. Such costs are evaluated annually and adjusted for inflationary factors and for approved changes or expansions to the facilities. Increases due to inflationary factors for the years ended December 31, 2003, 2002 and 2001 have been approximately 1.1%, 2.2%, and 2.1%, respectively, and based on the historical information, we do not expect future inflationary changes to differ materially from the last three years. Increases or decreases in accrued closure costs resulting from changes or expansions at the facilities are determined based on specific RCRA guidelines applied to the requested change. This calculation includes certain estimates, such as disposal pricing, external labor, analytical costs and processing costs, which are based on current market conditions. However, we have no intention, at this time, to close any of our facilities.

Accrued Environmental Liabilities. We have four remediation projects currently in progress. The current and long-term accrual amounts for the projects are our best estimates based on proposed or approved processes for clean-up. The circumstances that could affect the outcome range from new technologies that are being developed every day to reduce our overall costs, to increased contamination levels that could arise as we complete remediation which could increase our costs, neither of which we anticipate at this time. In addition, significant changes in regulations could adversely or favorably affect our costs to remediate existing sites or potential future sites, which cannot be reasonably quantified.

Disposal Costs. We accrue for waste disposal based upon a physical count of the total waste at each facility at the end of each accounting period. Current market prices for transportation and disposal costs are applied to the end of period waste inventories to calculate the disposal accrual. Costs are calculated using current costs for disposal, but economic trends could materially affect our actual costs for disposal. As there are limited disposal sites available to us, a change in the number of available sites or an increase or decrease in demand for the existing disposal areas could significantly affect the actual disposal costs either positively or negatively.

Known Trends and Uncertainties

Seasonality. Historically we have experienced reduced revenues, operating losses or decreased operating profits during the first and fourth quarters of our fiscal years due to a seasonal slowdown in operations from poor weather conditions and overall reduced activities during the holiday season. During our second and third fiscal quarters there has historically been an increase in revenues and operating profits. Management expects this trend to continue in future years. However, the second quarter of 2003 was adversely affected by the war in Iraq, prolonged terrorist alerts and the downturn in the economy, while the third and fourth quarters returned to trend. The DOE and DOD represent major customers for the Nuclear segment. In conjunction with the federal government's September 30 fiscal year-end, the Nuclear segment experiences seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements. Correspondingly for a period of approximately three months following September 30, the Nuclear segment is generally seasonably slow, as the governmental budgets are still being finalized, planning for the new year is occurring and we enter the holiday season.

Economic Conditions. Economic downturns or recessionary conditions can adversely affect the demand for our services, principally within the Industrial segment. Reductions in industrial production generally follow such economic conditions, resulting in reduced levels of waste being generated and/or sent off for treatment. We believe that our revenues and profits were negatively affected within this segment by the recessionary conditions in 2002, and that this trend continued into 2003. However, recent months have shown the economy is improving.

Significant contracts. Our revenues are principally derived from numerous and varied customers. However, our nuclear segment has a significant relationship with Bechtel Jacobs, who manages the Oak Ridge contracts under which our facility, M&EC operates. Our revenues with Bechtel Jacobs contributed 15.5% of total consolidated revenues in 2003 and 11.6% of total consolidated revenues in 2002. As the M&EC facility continues to enhance its processing capabilities and completes certain expansion projects and with the amended pricing structure under the Oak Ridge Contracts, we could see higher total revenue with Bechtel
Jacobs and under the Oak Ridge Contracts. The Oak Ridge contracts have been extended for a period of two years, through June 2005, with several pricing modifications. In February 2003, M&EC commenced legal proceedings against Bechtel Jacobs, the general contractor under the Oak Ridge Contracts, seeking payment from Bechtel Jacobs of approximately $4.3 million in surcharges relating to certain wastes that were treated by M&EC in 2001 and 2002 under the Oak Ridge Contracts. These surcharges have not yet been billed. Bechtel Jacobs continues to deliver waste to M&EC for treatment, and M&EC continues to accept such waste. In addition, subsequent to the filing of the lawsuit, M&EC has entered into a new contract with Bechtel Jacobs to treat DOE waste. There is no guarantee of future business under the Oak Ridge Contracts, and either party may terminate the Oak Ridge Contracts at any time. Termination of these contracts could have a material adverse effect for us. We are working towards increasing other sources of revenues at M&EC to reduce the risk of reliance on one major source of revenues.

Our subsidiary, PFD, entered into a subcontract, in December 2002, to perform treatability studies to determine if its process can successfully and safely treat a neutralized VX gas by-product called hydrolysate generated and/or handled by the U.S. Army and, if these studies were successful, to treat the hydrolysate at PFD's Dayton facility. During the third quarter of 2003, PFD successfully completed the treatability studies, demonstrating the ability to treat and destroy the materials. However, in October 2003, as a result of complaints by certain local public interest groups opposed to the project being performed in the Dayton area, the subcontract for the treatment of the hydrolysate was terminated for convenience by Parsons and the Army. This cancellation eliminated the PFD facility as an alternative for the treatment and disposal of the hydrolysate, at the PFD site. During 2003, we recognized $4.9 million in revenue under this contract, of which $1.6 million had not yet been billed as of December 31, 2003.

On January 26, 2004, the United States Environmental Protection Agency (EPA) issued a Finding of Violation (FOV) letter to PFD. The letter, among other things, referenced a series of potential violations, all of which relate to air emission issues and the bioplant activities at the facility. Such concerns or issues were facilitated by the local public interest group's opposition to the Army's Newport hydrolysate contract waste coming into the PFD facility. We are currently investigating the potential violations and will work with the EPA to resolve such issues. At this time, the EPA has not asserted any fines, and we are unable to determine the cost to correct those alleged violations that are required to be corrected.

We are currently in negotiations to form a joint venture with other remedial waste companies for purposes of performing various remedial activities. If this joint venture is completed we may be required to invest up to $600,000, which we anticipate would be paid during 2004.

Insurance. We maintain insurance coverage similar to, or greater than, the coverage maintained by other companies of the same size and industry, which complies with the requirements under applicable environmental laws. We evaluate our insurance policies annually to determine adequacy, cost effectiveness and desired deductible levels. Due to the downturn in the economy and changes within the environmental insurance market, we have no guarantee that we will be able to obtain similar insurance in future years, or that the cost of such insurance will not increase materially.

During the later part of 2003, PFMI's facility had a fire, which resulted in bulking activities at the facility being halted as a result of property damage caused by the fire. We have placed our insurance carrier on notice, which has a $500,000 deductibility per occurrence. We are in the process of determining the cost of repairing or replacing the damage to the facility and whether to continue bulking activity at the facility.

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

We have budgeted for 2004, $1,143,000 in environmental remediation expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at four locations. As previously discussed under "Business -- Capital Spending, Certain Environmental

Expenditures and Potential Environmental Liabilities," the four locations where these expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia and PFMI's facility in Detroit, Michigan. We have estimated the expenditures for 2004 to be approximately $592,000 at the EPS site, $216,000 at the PFM location, $246,000 at the PFSG site and $89,000 at the PFMI site. Additional funds will be required for the next one to seven years to properly remediate these sites. We expect to fund the expenses to remediate these four sites from funds generated internally, however, no assurances can be made that we will be able to do so.

At December 31, 2003, we had total accrued environmental remediation liabilities of $2,575,000, of which $1,143,000 is recorded as a current liability, which reflects a decrease of $121,000 from the December 31, 2002, balance of $2,696,000. The decrease represents payments on remediation projects partially offset by an increase in the remediation accrual. The funds received will be used to further remediate the EPS site. The December 31, 2003, current and long-term accrued environmental balance is recorded as follows:

                               PFD        PFM       PFSG      PFMI       Total
                            --------   --------   --------   -------   ---------
Current accrual             $592,000   $216,000   $246,000   $89,000   1,143,000
Long-term accrual            163,000    603,000    666,000        --   1,432,000
                            --------   --------   --------   -------   ---------
       Total                $755,000   $819,000   $912,000   $89,000   2,575,000
                            ========   ========   ========   =======   =========

Interest Rate Swap

We entered into an interest rate swap agreement effective December 22, 2000, to modify the interest characteristics of its outstanding debt from a floating basis to a fixed rate, thus reducing the impact of interest rate changes on future income. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counter parties is included in other assets or liabilities. The value of the interest rate swap at January 1, 2001, was deminimus. At December 31, 2003, the market value of the interest rate swap was in an unfavorable value position of $130,000 and was recorded as a liability. During the twelve months ended December 31, 2003, we recorded a gain on the interest rate swap of $85,000, which was included in other comprehensive income on the Statement of Stockholders' Equity (see Note 6 to Notes to Consolidated Financial Statements).

Recently Adopted Accounting Standard

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

SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. In conjunction with the state mandated permit and licensing requirements, we are obligated to determine our best estimate of the cost to close, at some undetermined future date, our permitted and/or licensed facilities. We recorded this liability at the date of acquisition of each facility, with its offsetting entry being to goodwill and/or permits and have subsequently increased this liability as a result of changes to the facility and/or for inflation. Our current accrued closure costs reflect the current fair value of the cost of asset retirement. We adopted SFAS 143 as of January 1, 2003, and pursuant to the adoption we reclassified from goodwill and permits approximately $4,559,000 into an asset retirement obligations account, which represents the fair value of our closing cost as recorded to goodwill or permits at the time each facility was acquired. The asset retirement obligation account is recorded as property and equipment (buildings). We will depreciate the asset retirement obligation on a straight-line basis over a period of 50 years. The new standard did not have a material impact on net income in 2003, nor would it have had a material impact in 2002 and 2001 assuming an adoption of this accounting standard on January 1, 2001.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS did not have an impact on our consolidated financial statements.

In December 2003, the FASB issued FASB  Interpretation  No. 46 (revised December
2003), Consolidation of Variable Interest Entities" (FIN 46R), which clarifies how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We currently do not have any variable interests in variable interest entities. We are in negotiations to form a joint venture, but at this time we are unable to determine what effect this will have in regards to FIN 46R.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC, as described under Note 6 to Notes to Consolidated Financial Statements. As discussed therein, we entered into an interest rate swap agreement to modify the interest characteristics of $3.5 million of its $7.0 million term loan with PNC Bank, from a floating rate basis to a fixed rate, thus reducing the impact of interest rate changes on this portion of the debt.

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

      o our ability to develop or adopt new and existing technologies in the conduct of our operations;

      o     anticipated improvement in our financial performance;

      o     ability to comply with our general working capital requirements;

      o     ability to retain or receive certain permits or patents;

      o     ability to renew permits with minimal effort and costs;

      o ability to be able to continue to borrow under our revolving line of credit;

      o ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and our facilities in Memphis, Tennessee; Valdosta, Georgia and Detroit, Michigan;

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

      o     potential acquisition of another facility;

      o     no expectation of material future inflationary changes;

      o     ability to fund budgeted capital expenditures for 2004;

      o     sale of securities up to $15 million in a private placement;

      o work force reductions which should result in annual savings of $3.2 million beginning 2004; and

      o     focusing on higher margin business.

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

      o discovery of additional contamination or expanded contamination at a certain Dayton, Ohio, property formerly leased by us or our facilities at Memphis, Tennessee; Valdosta, Georgia and Detroit, Michigan, which would result in a material increase in remediation expenditures;

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

      o termination of the Oak Ridge Contracts as a result of our lawsuit again Bechtel Jacobs or otherwise;

      o     inability to maintain profitability on an annualized basis;

      o the inability to maintain the listing of our Common Stock on the NASDAQ;

      o the determination the PFMI or PFO was responsible for a material amount of remediation at certain Superfund sites;

      o     terminations  of  contracts  with federal  agencies or  subcontracts
            involving  federal  agencies,   or  reduction  in  amount  of  waste
            delivered to us under these contracts or subcontracts; and

      o     the price of our Common Stock as quoted on the NASDAQ.

We undertake no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Consolidated Financial Statements                                       Page No.
---------------------------------                                       --------
    Report of Independent Certified Public Accountants BDO Seidman, LLP    38

    Consolidated Balance Sheets as of December 31, 2003 and 2002           39

    Consolidated Statements of Operations for the years ended
       December 31, 2003, 2002, and 2001                                   41

    Consolidated Statements of Cash Flows for the years ended
       December 31, 2003, 2002 and 2001                                    42

    Consolidated Statements of Stockholders' Equity for the years
       Ended December 31, 2003, 2002 and 2001                              43

    Notes to Consolidated Financial Statements                             44

Financial Statement Schedule
    II  Valuation and Qualifying Accounts for the years ended
        December 31, 2003, 2002, and 2001                                  85

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

Report of Independent Certified Public Accountants

Board of Directors
Perma-Fix Environmental Services, Inc.

We have audited the accompanying consolidated balance sheets of Perma-Fix Environmental Services, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perma-Fix Environmental Services, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the Summary of Significant Accounting Policies in the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP
Chicago, Illinois
February 27, 2004

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                               As of December 31,

(Amounts in Thousands, Except for Share Amounts)         2003           2002
--------------------------------------------------------------------------------

ASSETS
Current assets
     Cash                                             $     411       $     212
     Restricted cash                                         30              20
     Accounts receivable, net of
       allowance for doubtful
       accounts of $703 and $698                         24,052          21,820
     Inventories                                            589             682
     Prepaid expenses                                     2,332           2,722
     Other receivables                                      397             113
                                                      ---------       ---------
         Total current assets                            27,811          25,569

Property and equipment:
     Buildings and land                                  21,391          16,161
     Equipment                                           32,121          29,125
     Vehicles                                             2,881           2,616
     Leasehold improvements                              11,082          10,963
     Office furniture and equipment                       2,153           1,954
     Construction-in-progress                             2,636           4,325
                                                      ---------       ---------
                                                         72,264          65,144
     Less accumulated depreciation
       and amortization                                 (19,195)        (15,219)
                                                      ---------       ---------
     Net property and equipment                          53,069          49,925

Intangibles and other assets:
     Permits                                             16,680          20,759
     Goodwill                                             6,216           6,525
     Finite Risk Sinking Fund                             1,234              --
     Other assets                                         4,635           3,047
                                                      ---------       ---------
         Total assets                                 $ 109,645       $ 105,825
                                                      =========       =========

        The accompanying notes are an integral part of these consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                               As of December 31,

(Amounts in Thousands, Except for Share Amounts)           2003          2002
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                    $   6,359     $   9,759
    Current environmental accrual                           1,143           982
    Accrued expenses                                       11,553        10,528
    Unearned revenue                                        1,701           196
    Current portion of long-term debt                       2,896         3,373
                                                        ---------     ---------
Total current liabilities                                  23,652        24,838

Environmental accruals                                      1,432         1,714
Accrued closure costs                                       4,965         4,929
Other long-term liabilities                                 1,677         1,332
Long-term debt, less current portion                       26,192        27,142
                                                        ---------     ---------
       Total long-term liabilities                         34,266        35,117
                                                        ---------     ---------

       Total liabilities                                   57,918        59,955

Commitments and Contingencies (see Note 12)                    --            --

 Preferred Stock of subsidiary, $1.00 par
    value; 1,467,396 shares authorized,
    1,284,730 shares issued and outstanding,
    liquidation value $1.00 per share                       1,285         1,285

 Stockholders' equity:
    Preferred Stock, $.001 par value;
      2,000,000 shares authorized, 2,500
      shares issued and outstanding                            --            --

    Common Stock, $.001 par value;
      75,000,000 shares authorized,
      37,241,881 and 35,326,734 shares
      issued, including 988,000 shares
      held as treasury stock, respectively                     37            35
    Additional paid-in capital                             69,640        66,799
    Accumulated deficit                                   (17,243)      (20,172)
    Interest rate swap                                       (130)         (215)
                                                        ---------     ---------
                                                           52,304        46,447
    Less Common Stock in treasury
      at cost; 988,000 shares                              (1,862)       (1,862)
                                                        ---------     ---------

       Total stockholders' equity                          50,442        44,585
                                                        ---------     ---------

       Total liabilities and
         stockholders' equity                           $ 109,645     $ 105,825
                                                        =========     =========

        The accompanying notes are an integral part of these consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         For the years ended December 31

(Amounts in Thousands,
Except for Share Amounts)                         2003        2002       2001
--------------------------------------------------------------------------------
Net Revenues                                   $ 84,892    $ 83,404    $ 74,492
Cost of goods sold                               58,633      59,055      52,442
                                               --------    --------    --------
     Gross Profit                                26,259      24,349      22,050
Selling, general and administrative
  expenses                                       18,637      17,909      16,631
                                               --------    --------    --------
     Income from operations                       7,622       6,440       5,419
Other income (expense):
     Interest income                                  8          16          29
     Interest expense                            (2,841)     (2,903)     (3,038)
     Interest expense - Warrants                     --          --        (234)
     Interest expense - financing fees           (1,070)     (1,044)     (2,732)
     Other                                         (601)       (307)        (46)
                                               --------    --------    --------
Net income (loss)                                 3,118       2,202        (602)
Preferred Stock dividends                          (189)       (158)       (145)
                                               --------    --------    --------
Net income (loss) applicable
  to Common Stock                              $  2,929    $  2,044    $   (747)
                                               ========    ========    ========

Net income (loss) per common share
     Basic                                     $    .08    $    .06    $   (.03)
                                               ========    ========    ========
     Diluted                                   $    .08    $    .05    $   (.03)
                                               ========    ========    ========

Number of shares and potential
  common shares Used in computing
  net income (loss) per share:

     Basic                                       34,982      34,217      27,235
                                               ========    ========    ========
     Diluted                                     39,436      42,618      27,235
                                               ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the years ended December 31

(Amounts in Thousands)                                                                       2003            2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                                      $ 3,118         $ 2,202         $   (602)
    Adjustments to reconcile net income (loss) to cash provided by
        (used in) operations:
    Depreciation and amortization                                                            4,865           4,244            4,616
    Debt discount amortization                                                                 324              --               --
    Provision for bad debt and other reserves                                                  271             697              334
    (Gain) loss on sale of plant, property and equipment                                        (4)             19               28
    Issuance of Warrants for financing and services                                             --              --              234
    Changes in assets and liabilities, net of effects from business acquisitions:
    Accounts receivable                                                                     (2,503)         (5,325)          (4,143)
    Prepaid expenses, inventories and other assets                                          (1,102)           (252)             512
    Accounts payable, accrued expenses and unearned revenue                                 (1,010)          4,028           (1,183)
                                                                                           -------         -------         --------
        Net cash provided by (used in) operations                                            3,959           5,613             (204)
                                                                                           -------         -------         --------

Cash flows from investing activities:
    Purchases of property and equipment, net                                                (2,178)         (4,761)          (4,081)
    Proceeds from sale of plant, property and equipment                                         17              10              167
    Change in restricted cash, net                                                             (13)             (6)             (18)
    Change in finite risk sinking fund                                                      (1,234)             --               --
    Cash used for acquisition consideration                                                     --              --          (10,083)
                                                                                           -------         -------         --------
        Net cash used in investing activities                                               (3,408)         (4,757)         (14,015)
                                                                                           -------         -------         --------

Cash flows from financing activities:
     Net borrowings of revolving credit                                                        494              78              921
     Principal repayments of long term debt                                                 (3,530)         (2,094)          (3,136)
     Proceeds from issuance of long term debt                                                   --              --            6,161
     Proceeds from issuance of stock                                                         2,684             512           10,635
                                                                                           -------         -------         --------
        Net cash (used in) provided by financing activities                                   (352)         (1,504)          14,581
                                                                                           -------         -------         --------
Increase (decrease) in cash                                                                    199            (648)             362
Cash at beginning of period                                                                    212             860              498
                                                                                           -------         -------         --------
Cash at end of period                                                                      $   411         $   212         $    860
                                                                                           =======         =======         ========

------------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure:
     Interest paid                                                                         $ 2,381         $ 2,569         $  2,656
Non-cash investing and financing activities:
     Issuance of Common Stock for services                                                      34             120               63
     Issuance of Common Stock for payment of dividends                                         125             125              184
     Issuance of Common Stock for acquisition                                                   --              --            2,916
     Issuance of Preferred Stock of subsidiary for acquisition                                  --              --            1,285
     Issuance of Warrants for services and financing                                            --              --            3,550
     Interest rate swap valuation                                                               85              57              158
     Long-term debt incurred for purchase of property and equipment                          1,284           1,061              517
     Long-term debt and accrued interest exchanged for Common Stock                             --              --            3,144

        The accompanying notes are an integral part of these consolidated financial statements.

                      PERMA-FIX ENVIRONMENTAL SERVICES, INC
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         For the years ended December 31

                                                                                                           Common
                                         Preferred Stock    Common Stock   Additional Interest             Stock       Total
(Amounts in thousands,                   --------------- ------------------  Paid-In    Rate  Accumulated  Held In Stockholders'
  except for share amounts)              Shares  Amount    Shares    Amount  Capital    Swap     Deficit  Treasury    Equity
                                         ------  ------- ----------  ------  --------   -----   --------   -------   --------
Balance at December 31, 2000              4,187   $  --  23,429,759  $   23  $ 45,328   $  --   $(21,469)  $(1,862)  $ 22,020
                                         ======   =====  ==========  ======  ========   =====   ========   =======   ========
Comprehensive loss
    Net loss                                 --      --          --      --        --      --       (602)       --       (602)
    Other Comprehensive loss:
       Interest rate swap                    --      --          --      --        --    (158)        --        --       (158)
                                                                                                                     --------
            Comprehensive loss                                                                                           (760)
Preferred Stock dividends                    --      --          --      --        --      --       (145)       --       (145)
Issuance of Common Stock for
    Preferred Stock dividends                --      --     117,676      --       184      --         --        --        184
 Issuance of Common Stock for
    cash and services                        --      --     120,784      --       165      --         --        --        165
Conversion of Preferred Stock to
    Common Stock                         (1,735)     --   1,156,666       1        (1)     --         --        --         --
Issuance of Common Stock in
    conjunction with acquisition             --      --   1,944,242       2     2,914      --         --        --      2,916
Issuance of Common Stock from
    Private Placement Offering               --      --   4,397,566       5     6,877      --         --        --      6,882
Exchange of Preferred Stock
    Series 14, 15 & 16 for
    Series 17                                48      --          --      --        --      --         --        --         --
Debt for Equity Exchange                     --      --   1,999,437       2     3,142      --         --        --      3,144
Issuance of Warrants for
    services and financing                   --      --          --      --     3,784      --         --        --      3,784
Exercise of Warrants and
    Options                                  --           1,841,875       2     3,649      --         --        --      3,651
                                         ------   -----  ----------  ------  --------   -----   --------   -------   --------
Balance at December 31, 2001              2,500   $  --  35,008,005  $   35  $ 66,042   $(158)  $(22,216)  $(1,862)  $ 41,841
                                         ======   =====  ==========  ======  ========   =====   ========   =======   ========
Comprehensive income
    Net income                               --      --          --      --        --      --      2,202        --      2,202
    Other comprehensive income
    (loss):
       Interest Rate Swap                    --      --          --      --        --     (57)        --        --        (57)
                                                                                                                     --------
            Comprehensive income                                                                                        2,145
Preferred Stock dividends                    --      --          --      --        --      --       (158)       --       (158)
 Issuance of Common Stock for
    Preferred Stock dividends                --      --      46,323      --       125      --         --        --        125
Issuance of Common Stock for
    cash and services                        --      --     121,360      --       282      --         --        --        282
Exercise of Warrants and Options             --      --     151,046      --       350      --         --        --        350
                                         ------   -----  ----------  ------  --------   -----   --------   -------   --------
Balance at December 31, 2002              2,500   $  --  35,326,734  $   35  $ 66,799   $(215)  $(20,172)  $(1,862)  $ 44,585
                                         ======   =====  ==========  ======  ========   =====   ========   =======   ========
Comprehensive income
    Net income                               --      --          --      --        --      --      3,118        --      3,118
    Other comprehensive income:
       Interest Rate Swap                    --      --          --      --        --      85         --        --         85
                                                                                                                     --------
            Comprehensive income                                                                                        3,203
Preferred Stock dividends                    --      --          --      --        --      --       (189)       --       (189)
Issuance of Common Stock for
  Preferred Stock dividends                  --      --      59,000      --       125      --         --        --        125
Issuance of Common Stock for
  cash and services                          --      --     102,850      --       216      --         --        --        216
Exercise of Warrants and Options             --      --   1,753,297       2     2,500      --         --        --      2,502
                                         ------   -----  ----------  ------  --------   -----   --------   -------   --------
Balance at December 31, 2003              2,500   $  --  37,241,881  $   37  $ 69,640   $(130)  $(17,243)  $(1,862)  $ 50,442
                                         ======   =====  ==========  ======  ========   =====   ========   =======   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

--------------------------------------------------------------------------------

    NOTE 1
    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Perma-Fix Environmental Services, Inc. (the Company, which may be referred to as we, us, or our), an environmental and technology know-how company, is a Delaware corporation, engaged through its subsidiaries, in:

o     Industrial Waste Management Services ("Industrial"), which includes:

      o Treatment, storage, processing, and disposal of hazardous and non-hazardous waste; and

      o Wastewater management services, including the collection, treatment, processing and disposal of hazardous and non-hazardous wastewater.

o     Nuclear Waste Management Services ("Nuclear"), which includes:

      o Treatment, storage, processing and disposal of mixed waste (waste that is both low-level radioactive and hazardous) which includes on and off-site waste remediation and processing;

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

We have grown through both acquisitions and internal development. Our present objective is to focus on the efficient operation of our existing facilities, evaluate strategic acquisitions within both the nuclear and industrial segments, and to continue the research and development of innovative technologies for the treatment of nuclear, mixed waste and industrial waste. Such research and development expenses, although important, are not considered material.

We are subject to certain risks: (1) We are involved in the treatment, handling, storage and transportation of hazardous and non-hazardous, mixed and industrial wastes and wastewater. Such activities contain risks against which we believe we are adequately insured, and (2) in general, certain product lines within the Industrial segment, are characterized by competition among a number of larger, more established companies with significantly greater resources.

Our consolidated financial statements include our accounts, and the accounts of our wholly-owned subsidiaries, Schreiber, Yonley and Associates ("SYA"), Perma-Fix Treatment Services, Inc. ("PFTS"), Perma-Fix of Florida, Inc. ("PFF"), Perma-Fix of Dayton, Inc. ("PFD"), Perma-Fix of Ft. Lauderdale, Inc. ("PFFL"), Perma-Fix of Orlando, Inc. ("PFO"), Perma-Fix of South Georgia, Inc. ("PFSG"), Perma-Fix of Michigan, Inc. ("PFMI"), Diversified Scientific Services, Inc. ("DSSI"), and effective June 25, 2001, East Tennessee Materials & Energy Corporation ("M&EC"), which has been included in our consolidated financial statements in 2001, from the date of acquisition.

--------------------------------------------------------------------------------
    NOTE 2
    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidatio

Our consolidated financial statements include our accounts and our wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates

When we prepare financial statements in conformity with generally accepted accounting principles, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as, the reported amounts of revenues and expenses during the reporting period. See Note 8 and 9 for estimates of closure costs and environmental liabilities. Actual results could differ from those estimates.

Restricted Cash

Restricted cash reflects secured collateral relative to the various financial assurance instruments guaranteeing the standard Resource Conservation and Recovery Act of 1976 ("RCRA") closure bonding requirements for the PFFL treatment, storage and disposal facility, while the long-term portion reflects cash held for long-term commitments related to the RCRA remedial action at a facility affiliated with PFD as further discussed in Note 9. The letter of credit secured by the current restricted cash renews annually, and we plan to replace the letter of credit with other alternative financial assurance instruments.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms requiring payment within 30 or 60 days from the invoice date based on the customer type (government, broker, or commercial). Account balances are stated by invoice at the amount billed to the customer. Payments of accounts receivable are made directly to a lockbox and are applied to the specific invoices stated on the customer's remittance advice. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that will not be collected. We regularly review all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balance that will not be collected.

Inventories

Inventories consist of treatment chemicals and certain supplies and replacement parts as utilized in maintenance of the operating equipment. Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.

Property and Equipment

Property and equipment expenditures are capitalized and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes, while accelerated depreciation methods are principally used for tax purposes. Generally, annual depreciation rates range from ten to fifty years for buildings (including improvements) and three to seven years for office furniture and equipment, vehicles, and decontamination and processing equipment. Leasehold improvements are capitalized and depreciated over the lesser of the life of the lease or the life of the asset. Maintenance and repairs are charged directly to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss from sale or retirement is recognized in the accompanying consolidated statements of operations. Renewals and improvements, which extend the useful lives of the assets, are capitalized. Included within buildings is an asset retirement obligation, which represents our best estimate of the cost to close, at some undetermined future date, our permitted and/or licensed facilities.

Intangible Assets

Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net assets acquired ("goodwill") and the recognized permit value of the business. Prior to our adoption of SFAS 142, effective January 1, 2002, goodwill had been amortized over 20 to 40 years and permits amortized over 10 to 20 years. Effective January 1, 2002, we discontinued amortizing our indefinite life intangible assets (goodwill and permits). Amortization expense approximated $1,575,000, for the year ended 2001. We continually reevaluate the propriety of the carrying amount of permits and goodwill to determine whether current events and circumstances warrant adjustments to the carrying value and estimates of useful lives. Effective January 1, 2002, we adopted SFAS 142 and obtained an initial financial valuation of our intangible assets, which indicated no impairment to our indefinite life intangible assets. Our annual financial valuations performed as of October 1, 2003, and October 1, 2002 indicated no impairments.

Accrued Closure Costs

Accrued closure costs represent our estimated environmental liability to clean up our facilities as required by our permits, in the event of closure.

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

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income has two components, net income and other comprehensive income, and is included on the balance sheet in the equity section. Our comprehensive income consists of the market value of the interest rate swap. For more information see Interest Rate Swap.

Change in Accounting Estimate

Effective September 1, 2003 we refined our percentage of completion methodology for purposes of revenue recognition in the Nuclear Waste Management Services segment. As we accept more complex waste streams in this segment, the treatment of those waste streams becomes more complicated and more time consuming. We have continued to enhance our waste tracking capabilities and systems, which has enabled us to better match the revenue earned to the processing milestones achieved. The refined methodology more closely represents the timing of the treatment process. We treated the change in methodology as a change in accounting estimate, according to APB Opinion 20 Accounting Changes and accounted for such changes prospectively. The impact of the change was a reduction in net income by approximately $681,000 or $0.02 per share for the year ended December 31, 2003.

Revenue Recognition

Nuclear revenues. The processing of mixed waste is complex and can take months to complete, as such we recognize revenues for both commercial and government mixed waste services on a percentage of completion basis. The revenues are recognized as each of the following phases are completed: receipt, treatment/processing and shipment/final disposal. Upon receiving mixed waste we recognize a percentage of revenues as we incur costs for transportation, analytical and labor associated with the receipt of mixed wastes. As the waste is processed, shipped and disposed of, we recognize the remaining revenues and associated costs.

Revenues with Bechtel Jacobs, which includes revenues under the Oak Ridge Contracts, accounted for approximately $13,139,000 or 15.5%, and $9,664,000 or 11.6% of total revenues for the years ended December 31, 2003 and December 31, 2002, respectively. Either party may at any time terminate the Oak Ridge Contracts. See Note 12 - Commitments and Contingencies.

Industrial waste revenues. Since industrial waste streams are much less complicated than mixed waste streams and they require a short processing period, we recognize revenues for industrial services at the time the services are substantially rendered, which generally happens upon receipt of the waste, or shortly thereafter. These large volumes of bulk waste are received and immediately commingled with various customers' wastes, which transfers the legal and regulatory responsibility and liability to us upon receipt.

Consulting revenues. Consulting revenues are recognized as services are rendered, as is consistent with industry standards. The services provided are based on billable hours and revenues are recognized in relation to incurred labor and consulting costs.

Self-Insurance

We have a self-insurance program for certain health benefits. The cost of these benefits is recognized as expense in the period in which the claim occurred, including estimates of claims incurred but not reported. Claims expense for 2003 was approximately $2,631,000, as compared to $3,006,000 and $1,881,000 for 2002 and 2001, respectively.

Stock-Based Compensation

We account for our stock-based employee compensation plans under the accounting provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and have furnished the pro forma disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. See Note 11 for additional disclosures on our stock-based employee compensation plans.

Statement of Financial Accounting Standards No. 123 ("FAS 123") "Accounting for Stock-Based Compensation," requires us to provide pro forma information regarding net income and earnings per share as if compensation cost for our employee and directors stock options had been determined in accordance with the fair market value-based method prescribed in FAS 123. We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002, and 2001, respectively: no dividend yield for all years; an expected life of ten years for all years; expected volatility of 23.19% - 25.75%, 30.51%, and 36.92% and risk-free interest rates of 2.75% - 3.33%, 2.93%, and 4.60%.

Under the accounting provisions of FASB Statement 123, our net income (loss) and net income (loss) per share would have been reduced (increased) to the pro forma amounts indicated below (in thousands except for per share amounts):

                                               2003         2002         2001
                                            ---------    ---------    ---------
Net income (loss) as reported               $   2,929    $   2,044    $    (747)
Deduct: Total Stock-based employee
     compensation expense
     determined under fair value
     based method for all awards,
     net of related tax effects                  (470)        (327)        (358)
                                            ---------    ---------    ---------
Pro forma net income (loss)                 $   2,459    $   1,716    $  (1,105)
                                            =========    =========    =========
Earnings per share
     Basic - as reported                    $     .08    $     .06    $    (.03)
                                            =========    =========    =========
     Basic - pro-forma                      $     .07    $     .05    $    (.04)
                                            =========    =========    =========
     Diluted - as reported                  $     .08    $     .05    $    (.03)
                                            =========    =========    =========
     Diluted - pro-forma                    $     .07    $     .04    $    (.04)
                                            =========    =========    =========

Net Income (Loss) Per Share

Basic EPS is based on the weighted average number of shares of Common Stock outstanding during the year. Diluted EPS includes the dilutive effect of potential common shares. Diluted loss per share for the year ended December 31, 2001 does not include potential common shares, as their effect would be anti-dilutive.

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the years ended December 31, 2003, 2002 and 2001:

(Amounts in Thousands, Except for Per Share Amounts)                                   2003             2002               2001
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to Common Stock - basic                                  $ 2,929         $  2,044         $      (747)
Effect of dilutive securities:
    Preferred Stock dividends                                                             189              158                  --
                                                                                      -------         --------         -----------
    Net income (loss) applicable to Common Stock - diluted                            $ 3,118         $  2,202         $      (747)
                                                                                      =======         ========         ===========
Basic net income (loss) per share                                                     $   .08         $    .06         $      (.03)
                                                                                      =======         ========         ===========
Diluted net income (loss) per share                                                   $   .08         $    .05         $      (.03)
                                                                                      =======         ========         ===========

Weighted average shares outstanding - basic                                            34,982           34,217              27,235
Potential shares exercisable under stock option plans                                     477            1,070                  --
Potential shares upon exercise of Warrants                                              2,310            5,664                  --
Potential shares upon conversion of Preferred Stock                                     1,667            1,667                  --
                                                                                      -------         --------         -----------
Weighted average shares outstanding - diluted                                          39,436           42,618              27,235
                                                                                      =======         ========         ===========
-----------------------------------------------------------------------------------------------------------------------------------

Potential shares excluded from above weighted
average share  calculations due to
their antidilutive effect include:
     Upon exercise of options                                                           1,472              187               2,967
     Upon exercise of Warrants                                                             20               --              14,468
     Upon conversion of Preferred Stock                                                    --               --               1,667

Interest Rate Swap

We entered into an interest rate swap agreement effective December 22, 2000, to modify the interest characteristics of its outstanding debt from a floating basis to a fixed rate, thus reducing the impact of interest rate changes on future income. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counter parties is included in other assets or liabilities.

Fair Value of Financial Instruments

The book values of cash, trade accounts receivable, trade accounts payable, accrued expenses and unearned revenues approximate their fair values principally because of the short-term maturities of these instruments. The fair value of our long-term debt is estimated based on the current rates offered to us for debt of similar terms and maturities. Under this method, the fair value of long-term debt was not significantly different from the stated value at December 31, 2003 and 2002.

Recently Adopted Accounting Standard

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

SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. In conjunction with the state mandated permit and licensing requirements, we are obligated to determine our best estimate of the cost to close, at some undetermined future date, our permitted and/or licensed facilities. We recorded this liability at the date of acquisition of each facility, with its offsetting entry being to goodwill and/or permits and have subsequently increased this liability as a result of changes to the facility and/or for inflation. Our current accrued closure costs reflect the current fair value of the cost of asset retirement. We adopted SFAS 143 as of January 1, 2003, and pursuant to the adoption we reclassified from goodwill and permits approximately $4,559,000, which represents the fair value of our closing cost as recorded to goodwill or permits at the time each facility was acquired, into an asset retirement obligation account. The asset retirement obligation account is recorded as property and equipment (buildings). We will depreciate the asset retirement obligation on a straight-line basis over a period of 50 years. The new standard did not have a material impact on net income during 2003, nor would it have had a material impact in 2002 and 2001 assuming an adoption of this accounting standard on January 1, 2001.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS did not have an impact on our consolidated financial statements.

In December 2003, the FASB issued FASB  Interpretation  No. 46 (revised December
2003), Consolidation of Variable Interest Entities" (FIN 46R), which clarifies how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We currently do not have any variable interests in variable interest entities. We are in negotiations to form a joint venture, but at this time we are unable to determine what effect this will have in regards to FIN 46R.

--------------------------------------------------------------------------------
    NOTE 3
    GOODWILL AND OTHER INTANGIBLE ASSETS

We adopted SFAS 142 January 1, 2002. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 required us to complete a transitional goodwill impairment test six months from the date of adoption. We were also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. We utilized an independent appraisal firm to test goodwill and permits, separately, for impairment. The appraiser's report indicated no impairment as of January 1, 2002. We also completed annual impairment tests as of October 1, 2003, and October 1, 2002, which also indicated no impairment to intangible assets. We have discontinued amortizing our indefinite-life intangible assets (goodwill and permits). Prior to January 1, 2002, goodwill and permits were amortized on a straight-line basis over ten to forty years.

Pursuant to our adoption of SFAS 141 and 142, we changed our method of recording acquired permits in connection with business combinations. For all acquisitions prior to June 2001, we allocated the excess purchase price between goodwill and permits, based upon the estimated percentage of revenue generated through permitted activities. For all acquisitions of permitted facilities after June 2001, we believe that all of the excess purchase price should be attributed to the permit. We will expense as incurred any ongoing costs to maintain and renew our permits. These ongoing costs are significantly less than the initial costs to obtain a permit.

The following table shows results assuming discontinuation of amortization beginning January 1, 2000:

Amounts in Thousands,
Except for Share Amounts)                         2003        2002       2001
--------------------------------------------------------------------------------
Net income (loss)                               $   2,929  $   2,044  $    (747)
Goodwill amortization                                  --         --        315
Permit amortization                                    --         --      1,260
                                                ---------  ---------  ---------
Adjusted net income                             $   2,929  $   2,044  $     828
                                                =========  =========  =========
Net income (loss) per share - basic             $     .08  $     .06  $    (.03)
Goodwill amortization                                  --         --        .01
Permit amortization                                    --         --        .05
                                                ---------  ---------  ---------
Adjusted net income per share - basic           $     .08  $     .06  $     .03
                                                =========  =========  =========
Net income (loss) per share - diluted           $     .08  $     .05  $    (.03)
Goodwill amortization                                  --         --        .01
Permit amortization                                    --         --        .04
                                                ---------  ---------  ---------
Adjusted net income per share - diluted         $     .08  $     .05  $     .02
                                                =========  =========  =========

The following table is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2001, 2002 and 2003 (amounts in thousands). Our Nuclear segment has been excluded as it has no goodwill recorded.

                                              Industrial  Engineering
Goodwill                                        Segment     Segment      Total
--------------------------------------------------------------------------------
Balance as of January 1, 2001                   $ 5,467     $ 1,373     $ 6,840
  Reclass of accumulated amortization               (16)         --         (16)
  Amortization during the year                     (271)        (44)       (315)
                                                -------     -------     -------
Balance as of December 31, 2001                   5,180       1,329       6,509
  Reclass of accumulated amortization                16          --          16
                                                -------     -------     -------
Balance as of December 31, 2002                   5,196       1,329       6,525
  Reclass of goodwill                              (309)         --        (309)
                                                -------     -------     -------
Balance as of December 31, 2003                 $ 4,887     $ 1,329     $ 6,216
                                                =======     =======     =======

The following table is a summary of changes in the carrying amount of permits for the years ended December 31, 2001, 2002 and 2003 (amounts in thousands). Our Engineering segment has been excluded as it has no permits recorded.

                                              Industrial   Nuclear
Permits                                         Segment    Segment      Total
--------------------------------------------------------------------------------
Balance as of January 1, 2001                   $ 6,763    $  6,575    $ 13,338
  Permits acquired                                   --       8,443       8,443
  Permits in progress                               102          --         102
  Reclass of accumulated amortization                16          --          16
  Amortization during the year                     (447)       (813)     (1,260)
                                                -------    --------    --------
Balance as of December 31, 2001                   6,434      14,205      20,639
  Permits acquired                                   --          63          63
  Permits in progress                                73          --          73
  Reclass of accumulated amortization               (16)         --         (16)
  Amortization during the year                       --          --          --
                                                -------    --------    --------
Balance as of December 31, 2002                   6,491      14,268      20,759
  Permits in progress                               161          --         161
  Permits obtained                                   --           9           9
  Reclass of permits                               (170)     (4,079)     (4,249)
                                                -------    --------    --------
Balance as of December 31, 2003                 $ 6,482    $ 10,198    $ 16,680
                                                =======    ========    ========

--------------------------------------------------------------------------------
    NOTE 4
    ACQUISITION

Acquisition - East Tennessee Materials and Energy Corporation

On June 25, 2001, we completed the acquisition of M&EC, pursuant to the terms of the Stock Purchase Agreement, dated January 18, 2001, (the "Purchase Agreement"), between the Company, M&EC, all of the stockholders of M&EC and Bill Hillis. Pursuant to the terms of the Purchase Agreement, all of the outstanding voting stock of M&EC was acquired by the Company and M&EC with (a) M&EC acquiring 20% of the outstanding shares of voting stock of M&EC (held as treasury stock), and (b) the Company acquiring all of the remaining outstanding shares of M&EC voting stock (collectively, the "M&EC Acquisition"). As a result, we now own all of the issued and outstanding voting capital stock of M&EC.

The purchase price we paid for the M&EC voting stock was approximately $2,396,000, which we paid by issuing 1,597,576 shares of our Common Stock to the stockholders of M&EC, with each share of

Common Stock having an agreed value of $1.50, the closing price of the Common Stock as represented on the NASDAQ on the date of the initial letter of intent relating to this acquisition. Also, as partial consideration of the M&EC Acquisition, M&EC issued shares of its newly created Series B Preferred Stock to stockholders of M&EC having a stated value of approximately $1,285,000. (See
Note 5)

The acquisition was accounted for using the purchase method effective June 25, 2001, and accordingly, the fair values of the assets and liabilities of M&EC as of this date are included in the accompanying consolidated financial statements. The results of the acquired business has been included in our consolidated financial statements since the date of acquisition.

--------------------------------------------------------------------------------
    NOTE 5
    PREFERRED STOCK ISSUANCE AND CONVERSION

As of January 1, 2001, 4,187 shares of our Preferred Stock were issued and outstanding. During 2001, 1,735 of such shares were converted into 1,171,336 shares of Common Stock including 14,670 shares issued in payment of accrued dividends, with the remaining 2,452 shares of Preferred Stock exchanged for 2,500 shares of a new Series 17 Preferred Stock, which were issued and outstanding as of December 31, 2003.

Series 17 Preferred

Effective as of April 6, 2001, we entered into a Conversion and Exchange Agreement with Capital Bank, whereby Capital Bank converted a portion of our Preferred Stock owned of record by Capital Bank, as agent for certain of its accredited investors, for shares of our Common Stock and exchanged the remaining Preferred Stock held by Capital Bank for shares of our newly designated Series 17 Preferred Stock.

Prior to the consummation of the Conversion and Exchange Agreement, Capital Bank owned of record, as its agent for certain of its accredited investors, 1,769 shares of our Series 14 Preferred, 616 shares of our Series 15 Preferred, and 1,797 shares of our Series 16 Preferred. Capital Bank converted 1,314 shares of Series 14 Preferred and 416 shares of Series 15 Preferred into an aggregate of 1,153,333 shares of Common Stock on April 6, 2001. Capital Bank then exchanged the remaining shares of Series 14 Preferred, Series 15 Preferred, and Series 16 Preferred for a total of 2,500 shares of the Series 17 Preferred. As a result of the consummation of the Conversion and Exchange Agreement, no shares of Series 14 Preferred, Series 15 Preferred, or Series 16 Preferred remain outstanding.

The Series 17 Preferred may be converted into shares of Common Stock at any time at a conversion price of $1.50 per share, subject to adjustment as set forth in the Certificate of Designations relating to the Series 17 Preferred. The Series 17 Preferred has a "stated value" of $1,000 per share. We may, at our sole option, redeem, in whole or in part, at any time, and from time to time the then outstanding Series 17 Preferred at $1,200 per share. Upon any notice of redemption, Capital Bank shall have only five business days to exercise its conversion rights regarding the redeemed shares.

The Series 17 Preferred accrues dividends on a cumulative basis at a rate of 5% per annum which dividends are payable semiannually when and as declared by the Board of Directors. Our loan agreement prohibits paying any cash dividends on our Common Stock without prior approval. During 2003, accrued dividends on the Series 17 Preferred of approximately $125,000 were paid in the form of 53,478 shares of Common Stock, of which 19,643 were issued in February 2004.

Series B Preferred Stock

As partial consideration of the M&EC Acquisition (see Note 4), M&EC issued shares of its Series B Preferred Stock to stockholders of M&EC having a stated value of approximately $1,285,000. No other shares of M&EC's Series B Preferred
Stock  are  outstanding.   The  Series  B  Preferred  Stock  is  non-voting
and non-convertible, has a $1.00 liquidation preference per share and may be redeemed at the option of M&EC at any time after one year from the date of issuance for the per share price of $1.00. Following the first 12 months after the original issuance of the Series B Preferred Stock, the holders of the Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of M&EC out of legally available funds, dividends at the rate of 5% per year per share applied to the amount of $1.00 per share, which shall be fully cumulative. We began accruing dividends for the Series B Preferred Stock in July 2002, and have accrued a total of approximately $97,000 since July 2002, of which $64,000 was accrued in 2003.

--------------------------------------------------------------------------------
    NOTE 6
    LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2003, and December 31, 2002:

(Amounts in Thousands)                                           2003     2002
                                                               -------  -------
    Revolving  Credit  facility  dated  December  22,  2000,
          borrowings    based   upon    eligible    accounts
          receivable,  subject  to  monthly  borrowing  base
          calculation,  variable  interest  paid  monthly at
          prime rate plus 1% (5.00% at December  31,  2003),
          balance due in December 2005.                        $ 9,235  $ 8,742

    Term  Loan dated  December  22,  2000,  payable in equal
          monthly  installments of principal of $83, balance
          due  in  December  2005,  variable  interest  paid
          monthly  at  prime  rate  plus  1 1/2%  (5.50%  at
          December 31, 2003).                                    4,083    5,083

    Three promissory  notes dated May 27,  1999,  payable in
          equal  monthly   installments   of  principal  and
          interest  of $90 over 60  months,  due June  2004,
          interest at 7.0%.                                        531    1,538

    Unsecured promissory note dated August 31, 2000, payable
          in lump sum in August 2005, interest paid annually
          at 7.0%.                                               3,500    3,500

    Senior subordinated notes dated July 31,  2001,  payable
          in lump sum on July  31,  2006,  interest  payable
          quarterly at an annual interest rate of 13.5%, net
          of  unamortized  debt discount of $838 at December
          31, 2003 and $1,163 at December 31, 2002.              4,787    4,462

    Promissory  note  dated  June  25,   2001,   payable  in
          semiannual installments on June 30 and December 31
          through  December  31,  2008,   variable  interest
          accrues  at the  applicable  law  rate  determined
          under the IRS Code  Section  (7.0% on December 31,
          2003) and is payable in one lump sum at the end of
          installment period.                                    3,354    3,594

    Installment  agreement  dated June 25, 2001,  payable in
          semiannual installments on June 30 and December 31
          through  December  31,  2008,   variable  interest
          accrues  at the  applicable  law  rate  determined
          under the IRS Code  Section  (7.0% on December 31,
          2003) and is payable in one lump sum at the end of
          installment period.                                      833      893

    Various capital lease and promissory  note  obligations,
          payable  2004 to 2008,  interest at rates  ranging
          from 5.2% to 17.9%.                                    2,765    2,703
                                                               -------  -------
                                                                29,088   30,515
    Less current portion of long-term debt                       2,896    3,373
                                                               -------  -------
                                                               $26,192  $27,142
                                                               =======  =======

Revolving Credit and Term Loan Agreement

On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank. The Agreement provides for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves Agent reasonably deems proper and necessary. The loans are subject to a prepayment fee of 1 1/2 % in the first year, 1% in the second and third years and 3/4 % after the third anniversary until termination date. The Revolving Credit advances shall be due and payable in full on December 22, 2005. As of December 31, 2003, the excess availability under our Revolving Credit was $7,465,000 based on our eligible receivables.

In December 2000, we entered into an interest rate swap agreement related to our Term Loan. This hedge, has effectively fixed the interest rate on the notional amount of $3,500,000 of the floating rate $7,000,000 PNC Term Loan. We will pay the counterparty interest at a fixed rate equal to the base rate of 6.25%, for a period from December 22, 2000, through December 22, 2005, in exchange for the counterparty paying us one month LIBOR rate for the same term (1.12% at December 31, 2003). At December 31, 2003, the market value of the interest rate swap was in an unfavorable value position of $130,000 and was recorded as a liability. During the twelve months ended December 31, 2003, we recorded a gain on the interest rate swap of $85,000, which was included in other comprehensive income on the Statement of Stockholders' Equity.

Three Promissory Notes

Pursuant to the terms of stock purchase agreements in connection with the acquisition of Perma-Fix of Orlando, Inc. ("PFO"), Perma-Fix of South Georgia, Inc. ("PFSG") and Perma-Fix of Michigan, Inc. ("PFMI"), a portion of the consideration was paid in the form of the Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of PFO, PFSG and PFMI. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $531,000 at December 31, 2003, which is in the current portion. Payments of such Promissory Notes are guaranteed by PFMI under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by PFMI. These Promissory Notes are subject to subordination agreements with our senior and subordinated lenders.

Unsecured Promissory Note

On August 31, 2000, as part of the consideration for the purchase of Diversified Scientific Services, Inc. ("DSSI"), we issued to Waste Management Holdings a long-term unsecured promissory note (the "Unsecured Promissory Note") in the aggregate principal amount of $3,500,000, bearing interest at a rate of 7% per annum and having a five-year term with interest to be paid annually and principal due in one lump sum at the end of the term of the Unsecured Promissory Note (August 2005).

Senior Subordinated Note

On July 31, 2001,  we issued  approximately  $5.6  million of its 13.50%  Senior
Subordinated Notes due July 31, 2006 (the "Notes"). The Notes were issued pursuant to the terms of a Note and Warrant Purchase Agreement dated July 31, 2001 (the "Purchase Agreement"), between us, Associated Mezzanine Investors - PESI, L.P. ("AMI"), and Bridge East Capital, L.P. ("BEC"). The Notes are unsecured and are unconditionally guaranteed by our subsidiaries. Our payment obligations under the Notes are subordinate to our payment obligations to our primary lender and to certain other debts of ours up to an aggregate amount of $25 million. The net proceeds from the sale of the Notes were used to repay our previous short-term loan.

Under the terms of the Purchase Agreement, we also issued to AMI and BEC Warrants to purchase up to 1,281,731 shares of our Common Stock ("Warrant Shares") at an initial exercise price of $1.50 per share (the "Warrants"), subject to adjustment under certain conditions which were valued at $1,622,000 and recorded as a debt discount and are being amortized over the term of the Notes. As of December 31, 2003, the unamortized portion of the debt discount was $838,000. The Warrants, as issued, also contain a cashless exercise provision. The Warrant Shares are registered under an S-3 Registration Statement that was declared effective on November 27, 2002.

In connection with the sale of the Notes, we entered into an Option Agreement with AMI and BEC, dated July 31, 2001 (the "Option Agreement"). Pursuant to the Option Agreement, we granted each purchaser an irrevocable option requiring us to purchase any of the Warrants or the shares of Common Stock issuable under the Warrants (the "Warrant Shares") then held by the purchaser (the "Put Option"). The Put Option may be exercised at any time commencing July 31, 2004, and ending July 31, 2008. In addition, each purchaser granted to us an irrevocable option to purchase all the Warrants or the Warrant Shares then held by the purchaser (the "Call Option"). The Call Option may be exercised at any time commencing July 31, 2005, and ending July 31, 2008. The purchase price under the Put Option and the Call Option is based on the quotient obtained by dividing (a) the sum of six times our consolidated EBITDA for the period of the 12 most recent consecutive months minus Net Debt plus the Warrant Proceeds by (b) our Diluted Shares (as the terms EBITDA, Net Debt, Warrant Proceeds, and Diluted Shares are defined in the Option Agreement). At December 31, 2003 and 2002, the Put Option had no value and no liability was recorded.

Promissory Note

In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation ("PDC"), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2004 will be approximately $160,000 semiannually. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended, (7% on December 31, 2003) and payable in one lump sum at the end of the loan period. On December 31, 2003, the outstanding balance was $4,266,000 including accrued interest of approximately $912,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

Installment Agreement

Additionally, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 effective as of June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2004 will be approximately $40,000 semiannually. Interest is accrued at the Applicable Rate. Such rate is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On December 31, 2003, the rate was 7%. On December 31, 2003, the outstanding balance was $1,054,000 including accrued interest of approximately $221,000.

The aggregate approximate amount of the maturities of long-term debt maturing in future years as of December 31, 2003, is $2,896,000 in 2004; $17,544,000 in
2005; $6,223,000 in 2006; $1,441,000 in 2007; and $984,000 in 2008.

--------------------------------------------------------------------------------
    NOTE 7
    ACCRUED EXPENSES

    Accrued expenses at December 31 include the following (in thousands):

                                                              2003     2002
                                                            -------  -------
    Salaries and employee benefits                          $ 3,368  $ 3,084
    Accrued sales, property and other tax                       630    1,032
    Waste disposal and other operating related expenses       7,223    6,051
    Other                                                       332      361
                                                            -------  -------
         Total accrued expenses                             $11,553  $10,528
                                                            =======  =======

--------------------------------------------------------------------------------
    NOTE 8
    ACCRUED CLOSURE COSTS

We accrue for the estimated closure costs as determined pursuant to RCRA guidelines for all fixed-based regulated facilities, even though we do not intend to or have present plans to close any of our existing facilities. The permits and/or licenses define the waste, which may be received at the facility in question, and the treatment or process used to handle and/or store the waste. In addition, the permits and/or licenses specify, in detail, the process and steps that a hazardous waste or mixed waste facility must follow should the facility be closed or cease operating as a hazardous waste or mixed waste facility. Closure procedures and cost calculations in connection with closure of a facility are based on guidelines developed by the federal and/or state regulatory authorities under RCRA and the other appropriate statutes or regulations promulgated pursuant to the statutes. The closure procedures are very specific to the waste accepted and processes used at each facility. We recognize the closure cost as a contingent liability on the balance sheet. Since all our facilities are acquired facilities, the closure cost for each facility was recognized pursuant to a business combination and recorded as part of the purchase price allocation to assets acquired and liabilities assumed.

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

During 2003, the accrued long-term closure cost increased by $36,000 to a total of $4,965,000 as compared to the 2002 total of $4,929,000. This increase is principally a result of normal inflation factor increases.

--------------------------------------------------------------------------------
    NOTE 9
    ENVIRONMENTAL LIABILITIES

We have four remediation projects, which are currently in progress at four of the permitted facilities owned and operated by our subsidiaries. These remediation projects principally entail the removal of contaminated soil and remediation of surrounding ground water. All of the remedial clean-up projects in question were an issue for that facility for years prior to our acquisition of the facility and were recognized pursuant to a business combination and recorded as part of the purchase price allocation to assets acquired and liabilities assumed. Due to the fact that these are RCRA permitted facilities, the remediation activities are closely reviewed and monitored by the applicable state regulators. We have recognized certain environmental liabilities upon the acquisition of certain facilities, as part of the acquisition cost. Subsequent to our acquisition of these facilities, we have not recognized new environmental liabilities as a result of the operations of the facilities due to the stringent operational procedures instituted at the facilities after they have been acquired.

At December 31, 2003, we had accrued environmental liabilities totaling $2,575,000, which reflects a decrease of $121,000 from the December 31, 2002, balance of $2,696,000. The net decrease principally represents payments on remediation projects. The December 31, 2003 current and long-term accrued environmental balance is recorded as follows:

                             PFD        PFM        PFSG      PFMI        Total
                           --------   --------   --------   -------   ----------
Current accrual            $592,000   $216,000   $246,000   $89,000   $1,143,000
Long-term accrual           163,000    603,000    666,000        --    1,432,000
                           --------   --------   --------   -------   ----------
       Total               $755,000   $819,000   $912,000   $89,000   $2,575,000
                           ========   ========   ========   =======   ==========

PFD

In June 1994, we acquired from Quadrex Corporation and/or a subsidiary of Quadrex Corporation (collectively, "Quadrex") three treatment, storage and disposal companies, including the PFD facility. The former owners of PFD had merged EPS with PFD, which was subsequently sold to Quadrex. Through our acquisition of PFD in 1994 from Quadrex, we were indemnified by Quadrex for costs associated with remediating a 1989 former RCRA facility leased by PFD ("Leased Property"), which entails remediation of soil and/or groundwater restoration. The Leased Property used by EPS to operate its facility is separate and apart from the property on which PFD's facility is located. In conjunction with the subsequent bankruptcy filing by Quadrex, and our recording of purchase accounting for the acquisition of PFD, we recognized an environmental liability of approximately $1,200,000 for the remediation of this leased facility. This facility has pursued remedial activities for the past seven years and after evaluating various technologies, is seeking approval from appropriate governmental authority for the final remedial process, through the utilization of third party consultants, which should extend for two to three years after approval by the appropriate governmental authorities of the final remedial process. For the year ended December 31, 2003, we increased the reserve by approximately $570,000, a portion of which resulted from the payment of $400,000 we received as settlement of a lawsuit we filed against prior owners of the Leased Property. We have estimated the potential liability related to the remaining remedial activity of the above property to be approximately $755,000, representing the remaining reserve balance, which we anticipate spending $592,000 in 2004 and $163,000 in 2005.

PFM

Pursuant to our acquisition, effective December 31, 1993, of Perma-Fix of Memphis, Inc. (f/k/a American Resource Recovery, Inc.), we assumed certain liabilities relative to the removal of contaminated soil and to undergo groundwater remediation at the facility. Prior to our ownership of Perma-Fix of Memphis, Inc., the owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities. The groundwater remediation at this facility has been ongoing since approximately 1990, and, subject to the approval of the appropriate agency, Perma-Fix of Memphis, Inc. intends to begin final remediation of this facility. For the year ended December 31, 2003, we incurred $99,000 in remedial costs, which reduced the reserve. Our estimate of the potential liability at December 31, 2003, for completion of this project is $819,000, which we anticipate spending $216,000 in 2004 and the remaining $603,000 over the next two to four years.

PFSG

During 1999, we recognized an environmental accrual of $2,199,000, in conjunction with the acquisition of PFSG. This amount represented our estimate of the long- term costs to remove contaminated soil and to undergo groundwater remediation activities at the PFSG acquired facility in Valdosta, Georgia. PFSG, in conjunction with third party consultants, have over the past three years, completed the initial valuation and selected the remedial process to be utilized. The planning and approval process continued throughout 2003, and remedial activities began in 2003. For the year ended December 31, 2003, we incurred $348,000 in environmental costs, which reduced the reserve. Our estimate of the potential liability at December 31, 2003, for the PFSG remediation is $912,000, which we anticipate spending $246,000 during 2004, with the remaining $666,000 to be spent over the next two to six years.

PFMI

In conjunction with the acquisition of PFMI during 1999, we recognized an environmental accrual of $2,120,000. This amount represented our estimate of the long-term costs to remove contaminated soil at the PFMI acquired facility in Detroit, Michigan. The facility has pursued remedial activities over the past three years. For the year ended December 31, 2003, we incurred $218,000 in remedial costs, which reduced the reserve. Our estimate of the potential liability at December 31, 2003, for the PFMI remediation is $89,000, which we anticipate spending in 2004.

Prior to the acquisition of these facilities, we performed, or had performed, due diligence on each of these environmental projects, and also reviewed/utilized reports obtained form third party engineering firms who have been either engaged by the prior owners or by us to assist in our review. Based upon our expertise and the analysis performed, we have accrued our best estimate of the cost to complete the remedial projects. No insurance or third party recovery was taken into account in determining our cost estimates or reserve, nor do our cost estimates or reserves reflect any discount for present value purposes. We do not believe that any adverse changes to our estimates would be material to us. The circumstances that could affect the outcome range from new technologies, that are being developed every day that reduce our overall costs, to increased contamination levels that could arise as we complete remediation which could increase our costs, neither of which we anticipate at this time.

--------------------------------------------------------------------------------
    NOTE 10
    INCOME TAXES

We had temporary differences and net operating loss carry forwards, which gave rise to deferred tax assets and liabilities at December 31, as follows (in thousands):

                                                          2003           2002
                                                         -------       --------
Deferred tax assets:
     Net operating losses                                $ 7,847       $  7,887
     Environmental and closure reserves                    1,172          1,240
     Impairment of assets                                  7,611          7,611
     Other                                                 1,061            471
     Valuation allowance                                  (9,966)       (10,195)
                                                         -------       --------
     Deferred tax assets                                   7,725          7,014
Deferred tax liabilities
     Depreciation and amortization                        (7,725)        (7,014)
                                                         -------       --------
     Net deferred tax asset (liability                   $    --       $     --
                                                         =======       ========

A reconciliation between the expected tax benefit using the federal statutory rate of 34% and the provision for income taxes as reported in the accompanying consolidated statements of operations is as follows (in thousands):

                                                      2003      2002      2001
                                                    -------    -----    -------
Tax expense (benefit) at statutory rate             $ 1,060    $ 749    $  (205)
Goodwill amortization                                    --       --        440
Other                                                  (831)    (119)      (651)
Deferred tax assets acquired                             --       --     (1,910)
Increase (decrease) in valuation allowance             (229)    (630)     2,326
                                                    -------    -----    -------
Provision for income taxes                          $    --    $  --    $    --
                                                    =======    =====    =======

We have recorded a valuation allowance to state our deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income. Our valuation allowance increased (decreased) by approximately $(229,000), $(630,000) and $2,326,000, for the years ended December 31, 2003, 2002, and 2001, respectively, which represents the effect of changes in the temporary differences and net operating losses
(NOLs), as amended. Included in deferred tax assets is an impairment of assets for $7,611,000, of which approximately $7,051,000 is in conjunction with our acquisition of DSSI in August 2000. This deferred tax asset is a result of an impairment charge related to fixed assets and goodwill of approximately $24.5 million recorded by DSSI in 1997 prior to our acquisition of DSSI. This write-off will not be deductible for tax purposes until the assets are disposed.

We have estimated net operating loss carryforwards (NOL's) for federal income tax purposes of approximately $23,100,000 at December 31, 2003. These net operating losses can be carried forward and applied against future taxable income, if any, and expire in the years 2007 through 2023. However, as a result of various stock offerings and certain acquisitions, the use of these NOLs will be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. According to Section 382, we have approximately $14.4 million in total NOLs available to offset consolidated taxable income for the tax year ended December 31, 2003. For each subsequent year that the pre-1996 NOLs remain unused, an additional $1,049,070 will become available to offset consolidated taxable income. Additionally, NOLs may be further limited under the provisions of Treasury Regulation 1.1502-21 regarding Separate Return Limitation Years.

--------------------------------------------------------------------------------
    NOTE 11
    CAPITAL STOCK EMPLOYEE STOCK PLAN AND INCENTIVE COMPENSATION

Employee Stock Purchase Plan

At our Annual Meeting of Stockholders ("Annual Meeting") as held on December 12, 1996, the stockholders approved the adoption of the Perma-Fix Environmental Services, Inc. 1996 Employee Stock Purchase Plan. This plan provides our eligible employees, who wish to become stockholders, an opportunity to purchase our Common Stock through payroll deductions. The maximum number of shares of our Common Stock that may be issued under the plan will be 500,000 shares. The plan provides that shares will be purchased two times per year and that the exercise price per share shall be 85% of the market value of each such share of Common Stock on the offering date on which such offer commences or on the exercise date on which the offer period expires, whichever is lowest. The first purchase period commenced July 1, 1997. We currently have a remaining 27,611 shares of our Common Stock available to use under the plan. The following table details the resulting employee stock purchase totals.

Purchase Period                                    Proceeds     Shares Purchased
---------------                                    --------     ----------------
July 1 - December 31, 1997                         $16,000           8,276
January 1 - June 30, 1998                           17,000          10,732
July 1 - December 31, 1998                          22,000          17,517
January 1 - June 30, 1999                           28,000          21,818
July 1 - December 31, 1999                          49,000          48,204
January 1 - June 30, 2000                           54,000          53,493
July 1 - December 31, 2000                          52,000          46,632
January 1 - June 30, 2001                           48,000          43,324
July 1 - December 31, 2001                          69,000          33,814
January 1 - June 30, 2002                           94,000          42,917
July 1 - December 31, 2002                          92,000          43,243
January 1 - June 30, 2003                           91,000          57,620
July 1 - December 31, 2003                          76,000          44,799

The shares for the purchase period ending December 31, 2003, were purchased in February 2004.

At our Annual Meeting of Stockholders held on July 29, 2003, our stockholders approved the adoption of the Perma-Fix Environmental Services, Inc. 2003 Employee Stock Purchase Plan. The terms and conditions of this 2003 plan principally represent the same terms and conditions as the previous 1996 plan. The plan provides our eligible employees an opportunity to become stockholders and purchase our Common Stock through payroll deductions. The maximum number of shares issuable under this plan is 1,500,000. The Plan authorized the purchase of shares two times per year, at an exercise price per share of 85% of the market price of our Common Stock on the offering date of the period or on the exercise date of the period, whichever is lower. Currently, no shares have been issued under this plan.

Employment Options

During October 1997, Dr. Centofanti entered into an Employment Agreement, which expired in October 2000 and provided for, the issuance of Non-qualified Stock Options ("Non-qualified Stock Options"). The Non-qualified Stock Options provide Dr. Centofanti with the right to purchase an aggregate of 300,000 shares of Common Stock as follows: (i) after one year 100,000 shares of Common Stock at a price of $2.25 per share, (ii) after two years 100,000 shares of Common Stock at a price of $2.50 per share, and (iii) after three years 100,000 shares of Common Stock at a price of $3.00 per share. The Non-qualified Stock Options expire in October 2007.

Stock Option Plans

On December 16, 1991, we adopted a Performance Equity Plan (the "Plan"), under which 500,000 shares of our Common Stock is reserved for issuance, pursuant to which officers, directors and key employees are eligible to receive incentive or Non-qualified stock options. Incentive awards consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards. Incentive stock options granted under the Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the market price of the Common Stock on the date of grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the then-outstanding shares of Common Stock may not exceed five years and the exercise price may not be less than 110% of the market price of the Common Stock on the date of grant. All grants of options under the Performance Equity Plan have been made at an exercise price equal to the market price of the Common Stock at the date of grant. On December 16, 2001, the Plan expired. No new options will be issued under the Plan, but the options issued under the Plan prior to the expiration date will remain in effect until their respective maturity dates.

Effective September 13, 1993, we adopted a Non-qualified Stock Option Plan pursuant to which officers and key employees can receive long-term performance-based equity interests in the Company. The maximum number of shares of Common Stock as to which stock options may be granted in any year shall not exceed twelve percent (12%) of the number of common shares outstanding on December 31 of the preceding year, less the number of shares covered by the outstanding stock options issued under our 1991 Performance Equity Plan as of December 31 of such preceding year. The option grants under the plan are exercisable for a period of up to ten years from the date of grant at an exercise price, which is not less than the market price of the Common Stock at date of grant. On September 13, 2003, the plan expired. No new options will be issued under this plan, but the options issued under the Plan prior to the expiration date will remain in effect until their respective maturity dates.

Effective December 12, 1993, we adopted the 1992 Outside Directors Stock Option Plan, pursuant to which options to purchase an aggregate of 100,000 shares of Common Stock had been authorized. This plan provides for the grant of options to purchase up to 5,000 shares of Common Stock for each of our outside directors upon initial election and each re-election. The plan also provides for the grant of additional options to purchase up to 10,000 shares of Common Stock on the foregoing terms to each outside director upon initial election to the Board. The options have an exercise price equal to the closing trading price, or, if not available, the fair market value of the Common Stock on the date of grant. During our annual meeting held on December 12, 1994, the stockholders approved the Second Amendment to our 1992 Outside Directors Stock Option Plan which, among other things, (i) increased from 100,000 to 250,000 the number of shares reserved for issuance under the plan, and (ii) provides for automatic issuance to each of our directors, who is not our employee, a certain number of shares of Common Stock in lieu of 65% of the cash payment of the fee payable to each director for his services as director. The Third Amendment to the Outside Directors Plan, as approved at the December 1996 Annual Meeting, provided that each eligible director shall receive, at such eligible director's option, either 65% or 100% of the fee payable to such director for services rendered to us as a member of the Board in Common Stock. In either case, the number of shares of our Common Stock issuable to the eligible director shall be determined by valuing our Common Stock at 75% of its fair market value as defined by the Outside Directors Plan. The Fourth Amendment to the Outside Directors Plan, was approved at the May 1998 Annual Meeting and increased the number of authorized shares from 250,000 to 500,000 reserved for issuance under the plan.

Effective July 29, 2003, we adopted the 2003 Outside Directors Stock Plan, which was approved by our stockholders at the Annual Meeting of Stockholders on such date. A maximum of 1,000,000 shares of our Common Stock are authorized for issuance under this plan. The plan provides for the grant of an option to purchase up to 30,000 shares of Common Stock for each outside director upon initial election to the board of directors, and the grant of an option to purchase up to 12,000 shares of Common Stock upon each reelection. The options have an exercise price equal to the closing trade price on the date prior to grant date. The plan also provides for the issuance to each outside director a number of shares of Common Stock in lieu of 65% or 100% of the fee payable to the eligible director for services rendered as a member of the board of directors. The number of shares issued is determined at 75% of the market value as defined in the plan.

We applied APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for options issued to employees and directors. Accordingly, no compensation cost has been recognized for options granted to employees and directors at exercise prices, which equal or exceed the market price of our Common Stock at the date of grant. Should options be granted at exercise prices below market prices, compensation cost is measured and recognized as the difference between market price and exercise price at the date of grant.

A summary of the status of options under the plans as of December 31, 2003, 2002, and 2001 and changes during the years ending on those dates is presented below:

                                                                     2003                     2002                     2001
                                                           ----------------------    -----------------------   ---------------------
                                                                         Weighted                   Weighted                Weighted
                                                                          Average                   Average                 Average
                                                                         Exercise                   Exercise                Exercise
                                                            Shares        Price        Shares        Price       Shares      Price
                                                           ---------     --------    ----------     --------   ----------   --------
Performance Equity Plan:
   Balance at beginning of year                                87,100      $1.43        174,005      $2.14        251,149    $2.33
      Exercised                                                    --         --        (78,837)      2.84        (10,000)    1.00
      Forfeited                                               (26,500)      2.04         (8,068)      3.02        (67,144)    2.99
                                                           ----------      -----     ----------      -----     ----------    -----
   Balance at end of year                                      60,600       1.17         87,100       1.43        174,005     2.14
                                                           ==========                ==========                ==========

   Options exercisable at year end                             60,600       1.17         78,500       1.45        156,805     2.24

Non-qualified Stock Option Plan
   Balance at beginning of year                             2,068,900      $1.51      2,237,800      $1.50      1,319,800    $1.33
      Granted                                               1,103,000       2.17             --         --        918,000     1.75
      Exercised                                              (294,460)      1.19        (21,400)      1.31             --       --
      Forfeited                                              (320,050)      1.82       (147,500)      1.48             --       --
                                                           ----------      -----     ----------      -----     ----------    -----
   Balance at end of year                                   2,557,390       1.79      2,068,900       1.51      2,237,800     1.50
                                                           ==========                ==========                ==========

   Options exercisable at year end                            985,140       1.51      1,085,500       1.42        788,900     1.37

   Weighted average fair value of
   options granted during the year
   at exercise prices, which equal
   market price of stock at date
   of grant                                                 1,103,000        .85             --         --        918,000      .99

1992 Outside Directors Stock Option Plan:
   Balance at beginning of year                               250,000      $2.28        255,000      $2.34        225,000    $2.31
      Granted                                                  15,000       2.02         40,000       2.73         30,000     2.59
      Forfeited                                                    --         --        (45,000)      3.02             --       --
                                                           ----------      -----     ----------      -----     ----------    -----

   Balance at end of year                                     265,000       2.27        250,000       2.28        255,000     2.34
                                                           ==========                ==========                ==========

   Options exercisable at year end                            265,000       2.27        225,000       2.25        240,000     2.32

   Weighted average fair value of
   options granted during the year
   at exercise prices which equal
   market price of stock at date
   of grant                                                    15,000        .84         40,000       1.27         30,000     1.47

2003 Outside Directors Stock Plan:
   Balance at beginning of year                                    --      $  --             --      $  --             --    $  --
      Granted                                                  90,000       1.99             --         --             --       --
                                                           ----------      -----     ----------      -----     ----------    -----

   Balance at end of year                                      90,000       1.99             --         --             --       --
                                                           ==========                ==========                ==========

   Options exercisable at year end                                 --         --             --         --             --       --

   Weighted average fair value of
   options granted during the year
   at exercise prices which equal
   market price of stock at date
   of grant                                                    90,000        .83             --         --             --       --

The following table summarizes information about options under the plans outstanding at December 31, 2003:

                                                                           Options Outstanding              Options Exercisable
                                                                ---------------------------------------    ----------------------
                                                                  Number         Weighted                    Number
                                                                Outstanding      Average       Weighted    Exercisable   Weighted
                                                                    At          Remaining      Average         At        Average
                                                                 Dec. 31,      Contractual     Exercise     Dec. 31,     Exercise
Description and Range of Exercise Prices                           2003            Life         Price         2003        Price
                                                                -----------    -----------     --------    -----------   --------
Performance Equity Plan:
1996 Awards ($1.00)                                                 20,000       2.4 years       $1.00        20,000       $1.00
1998 Awards ($1.25)                                                 40,600       4.8 years        1.25        40,600        1.25
                                                                 ---------                                   -------
                                                                    60,600       4.0 years        1.17        60,600        1.17
                                                                 =========                                   =======
Non-qualified Stock Option Plan
1994 Awards ($4.75)                                                    300       0.2 years       $4.75           300       $4.75
1995 Awards ($2.88)                                                 75,000       1.0 years        2.88        75,000        2.88
1996 Awards ($1.00)                                                148,340       2.4 years        1.00       148,340        1.00
1997 Awards ($1.375)                                               131,500       3.3 years        1.38       131,500        1.38
1998 Awards ($1.25)                                                130,000       4.8 years        1.25       130,000        1.25
2000 Awards ($1.25-$1.50)                                          352,000       6.3 years        1.27       208,800        1.27
2001 Awards ($1.75)                                                734,000       7.3 years        1.75       291,200        1.75
2003 Awards ($2.05-$2.19)                                          986,250       9.2 years        2.17            --          --
                                                                 ---------                                   -------
                                                                 2,557,390       7.1 years        1.79       985,140        1.51
                                                                 =========                                   =======

1992 Outside Directors Stock Option Plan:
1994 Awards ($3.00-$3.22)                                           45,000       0.8 years       $3.04        45,000       $3.04
1995 Awards ($3.25)                                                 20,000       1.0 years        3.25        20,000        3.25
1996 Awards ($1.75)                                                 35,000       2.9 years        1.75        35,000        1.75
1997 Awards ($2.125)                                                15,000       3.9 years        2.13        15,000        2.13
1998 Awards ($1.375                                                 15,000       4.4 years        1.38        15,000        1.38
1999 Awards ($1.2188-$1.25)                                         35,000       5.7 years        1.24        35,000        1.24
2000 Awards ($1.688)                                                15,000       7.0 years        1.69        15,000        1.69
2001 Awards ($2.43-$2.75)                                           30,000       7.6 years        2.59        30,000        2.59
2002 Awards ($2.58-$2.98)                                           40,000       8.6 years        2.73        40,000        2.73
2003 Awards ($2.02)                                                 15,000       9.3 years        2.02        15,000        2.02
                                                                 ---------                                   -------
                                                                   265,000       4.9 years        2.27       265,000        2.27
                                                                 =========                                   =======

2003 Outside Directors Stock Plan:
2003 Awards ($1.99)                                                 90,000       9.6 years       $1.99            --       $  --

Warrants

We have issued various Warrants pursuant to acquisitions, private placements, debt and debt conversion and to facilitate certain financing arrangements. The Warrants principally are for a term of three to five years and entitle the holder to purchase one share of Common Stock for each warrant at the stated exercise price.

We issued no warrants in 2003 and 2002. The Black-Scholes valuation of all warrants issued during 2001 was approximately $3,784,000, using the following weighted average assumptions: no dividend yield, an expected life ranging from three to seven years, expected volatility ranging from 25.0% to 53.5% and a risk-free interest rate of 4.25% to 4.99%. During 2003, a total of 1,555,870 Warrants were exercised for proceeds in the amount of $2,151,000 and 851,875 Warrants expired. During 2002, a total of 55,000 Warrants were exercised for proceeds in the amount of $110,000 and 1,500 Warrants expired.

The following details the Warrants currently outstanding as of December 31, 2003:

                                          Number of        Exercise
           Warrant Series             Underlying Shares      Price         Expiration Date
---------------------------------     -----------------   -------------    ---------------
Consulting Warrants                        724,650        $1.44 - $2.35      6/04 - 6/06
PNC Financing Warrants                   1,069,444            $1.44             12/05
Financing Warrants                         315,000        $1.81 - $1.97      1/04 - 3/04
BHC Financing Warrants                   1,062,865        $1.44 - $1.46      1/06 - 3/06
Debt for Equity Exchange Warrants        2,464,405            $1.75              7/06
Private Placement Warrants               4,505,566            $1.75              7/06
AMI and BEC Financing Warrants           1,511,877        $1.44 - $1.50      7/06 - 7/08
                                        ----------
                                        11,653,807
                                        ==========

Shares Reserved

At December 31, 2003, we have reserved approximately 16.6 million shares of Common Stock for future issuance under all of the above option and warrant arrangements and the convertible Series 17 Preferred Stock. (See Note 5.)

--------------------------------------------------------------------------------
    NOTE 12
    COMMITMENTS AND CONTINGENCIES

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

Legal

PFMI, which was purchased by us effective June 1, 1999, has been notified that it is considered a potentially responsible party ("PRP") in three Superfund sites, two of which had no relationship with PFMI according to PFMI records. As to the third site, which PFMI has been unable to determine whether PFMI had any relationship with this site, such relationship, if any, would appear to be de minimus.

PFO, which was purchased by us in June, 1999, has been notified that it is a PRP in two separate Superfund sites. At the Spectron Superfund site in Elkton, Maryland, PFO has been notified by the EPA that the EPA is seeking reimbursement from all PRPs at the site for the EPA's Phase II cost and to further investigate the contamination at the facility. At this point, we believe that PFO may have sent some waste to the site, but not a substantial amount. At this time, we are unable to determine what exposure, if any, PFO may have in connection with this site.

PFO has also been notified that it is a PRP at the Seaboard Chemical Corporation Superfund Site in Jamestown, North Carolina. In October, 1991, PFO joined the "Seaboard Group," a group of potentially responsible parties organized to clean up the site while keeping costs at a minimum. Initially, PFO was identified as a de minimus party under the Seaboard Group agreement which defined a de minimus contributor as one acting as either a transporter or generator who was responsible for less than 1% of the waste at the site. However, in June, 1992, the Seaboard Group adopted an amendment to the Seaboard Group agreement which allows a potentially responsible party who is a generator to participate in the Seaboard Group without relinquishing contributions claims against its broker and/or transporter. Based upon the amount of waste which PFO brokered to the site, PFO's status may no longer considered deminimus under the Seaboard Group agreement. PFO is unable to determine what exposure, if any, it may have in connection with this site.

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

PFD is required to remediate a parcel of leased property ("Leased Property"), which was formerly used as a Resource Conservation and Recovery Act of 1976 storage facility that was operated as a storage and solvent recycling facility by a company that was merged with PFD prior to our acquisition of PFD. The Leased Property contains certain contaminated waste in the soils and groundwater. We were indemnified by Quadrex, the entity that sold us PFD, for costs associated with remediating the Leased Property, which entails remediation of soil and/or groundwater restoration. However, during 1995, Quadrex filed for bankruptcy. Prior to our acquisition of PFD, Quadrex had established a trust fund ("Remediation Trust Fund"), which it funded with Quadrex's stock to support the remedial activity on the Leased Property pursuant to the agreement with the Ohio Environmental Protection Agency ("Ohio EPA"). After we purchased PFD, we were required to advance $250,000 into the Remediation Trust Fund due to the reduction in the value of Quadrex's stock that comprised the Remediation Trust Fund, which stock had been sold by the trustee prior to Quadrex's filing bankruptcy. We have subsequently put an additional $200,000 into the Remediation Trust Fund. PFD filed a lawsuit against the owners and former operators of the Leased Property to remediate the Leased Property and/or to recover any cost incurred by PFD in connection therewith. The lawsuit was filed in the United States District Court, for the Southern District of Ohio, styled Perma-Fix of Dayton, Inc. v. R.D. Baker Enterprises, Inc., case no. C-3-99-469. PFD and the defendants finalized a settlement of the lawsuit in October 2003. The defendants paid PFD $400,000 that PFD will use to remediate the Leased Property.

During January, 2004, the EPA issued to PFD a notice of Findings of Violation alleging that PFD committed numerous violations of the Clean Air Act. The EPA did not assert any penalties or fines but advised PFD that it had several enforcement options including issuing administrative penalty order or bringing judicial action against PFD. In its January 2004 notice, the EPA requested a conference with PFD's technical and management personnel, which we have scheduled.

Patrick Sullivan ("P. Sullivan"), the son of a former member of our Board of Directors, Thomas P. Sullivan ("Mr. Sullivan"), was employed by one of our subsidiaries, Perma-Fix of Orlando, Inc. ("PFO"), as an executive and/or general manager from the date of our acquisition of PFO in June 1999 to June 2002, when he terminated his employment to go to work for a competitor of PFO in Orlando, Florida. P. Sullivan is subject to an agreement with us that provides, in part, that P. Sullivan would not solicit customers, suppliers or employees of PFO or ours for a period of two years after termination of his employment. We have been advised that P. Sullivan violated the agreement and his duties to PFO and to us prior to and after he terminated his employment with PFO. P. Sullivan reimbursed us for certain personal expenses charged to, and paid by, us after we notified
P. Sullivan of the claims. In December 2002, we filed a lawsuit against P. Sullivan in the circuit court of the Ninth Judicial Circuit in Orange County, Florida, for injunction relief and damages related to the above. P. Sullivan has denied the allegations. Mr. Sullivan has denied committing any breach of his fiduciary duties to us in connection with these alleged actions by his son. During the fourth quarter of 2003, we reached a settlement agreement in principal with P. Sullivan, which among other things provided for a payment of $30,000 from P. Sullivan to us.

On February 24, 2003, M&EC, commenced legal proceedings against Bechtel Jacobs Company, LLC, in the chancery court for Knox County, Tennessee, seeking payment from Bechtel Jacobs of approximately $4.3 million in surcharges relating to certain wastes that were treated by M&EC during 2001 and 2002. M&EC is operating primarily under three subcontracts with Bechtel Jacobs, which were awarded under contracts between Bechtel Jacobs and the U.S. Department of Energy. M&EC and Bechtel Jacobs have been discussing these surcharges under the subcontracts for over a year. These surcharges have not yet been billed. In 2003, the revenues generated by M&EC with Bechtel Jacobs represented approximately 15.5% of our 2003 total revenues. Since the filing of this lawsuit, Bechtel Jacobs has continued to deliver waste to M&EC for treatment and disposal, and M&EC continues to accept such waste, under the subcontracts, and M&EC and Bechtel Jacobs have entered into an additional contract for M&EC to treat DOE waste. Although we do not believe that this lawsuit will have a material adverse effect on our operations, Bechtel Jacobs could terminate the subcontracts with M&EC, as either party can terminate the subcontracts at any time.

Bryson Adams, et al. v. Environmental Purification Advancement Corporation, et al.; Civil Action No. 99-1998, United States District Court, Western District of Louisiana. In April, 2003, the plaintiffs, hundreds of individuals residing in or around Bayou Sorrel, Louisiana, filed their Fifth Supplemental and Amending Complaint naming, inter alia, PFMI and PFSG as defendants, both of which are subsidiaries we acquired in 1999. The lawsuit, which has been pending since 1999, includes as defendants hundreds of entities (and their insurers) which allegedly disposed of hazardous and toxic substances at a hazardous waste disposal site and hazardous waste injection well in Bayou Sorrel, Louisiana, both of which were permitted by the appropriate governmental authorities to treat and dispose of hazardous and toxic waste. The plaintiffs allege that the defendant entities, other than the insurers, including PFMI and PFSG, were negligent in their selection of the sites for the treatment and/or disposal of hazardous and toxic substances, that the plaintiffs have suffered physical injuries, property damage and diminished property values as a result of the escape or migration of contaminants from the sites, and that the defendants are liable for the damages allegedly suffered by the plaintiffs. The plaintiffs seek unspecified amounts of compensatory and exemplary damages, interest, costs and attorney's fees. PFMI and PFSG will defend themselves vigorously in connection with this matter. However, at this point, we are unable to determine with any degree of certainty what exposure, if any, PFMI and/or PFSG may have in this regard. Our insurance carrier is currently defending PFMI and PFSG in this matter under a reservation of rights. The case is in settlement negotiations, with the discussions being that the insurers and non-insurer defendants contributing to any proposed settlement.

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

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that in the event of closure our permitted facilities will be closed in accordance with the regulations. The policy provides $35 million of financial assurance coverage.

Construction in Progress

As of December 31, 2003, we have recorded $2,636,000 in current construction in progress projects. It is estimated that we will incur an additional $1,675,000 to complete the current projects by the end of 2004.

Operating Leases

We lease certain facilities and equipment under operating leases. Future minimum rental payments as of December 31, 2003, required under these leases are $1,492,000 in 2004, $1,198,000 in 2005, $897,000 in 2006, $476,000 in 2007,
$70,000 in 2008 and $4,000 thereafter.

Net rent expense relating to our operating leases was $3,006,000, $3,109,000, and $2,922,000 for 2003, 2002 and 2001, respectively.

--------------------------------------------------------------------------------
    NOTE 13
    PROFIT SHARING PLAN

We adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the "401(k) Plan") in 1992, which is intended to comply under Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Participating employees may make annual pretax contributions to their accounts up to 18% of their compensation, up to a maximum amount as limited by law. We, at our discretion, may make matching contributions based on the employee's elective contributions. Company contributions vest over a period of five years. We currently match up to 25% of our employees' contributions, not to exceed 3% of a participant's compensation. We contributed $251,000, $253,000 and $241,000 in matching funds during 2003, 2002 and 2001, respectively.

--------------------------------------------------------------------------------
    NOTE 14
    OPERATING SEGMENTS

During 2003, we were engaged in three operating segments. Pursuant to FAS 131, we define an operating segment as:

o     A business activity from which we may earn revenue and incur expenses;

o Whose operating results are regularly reviewed by the president to make decisions about resources to be allocated and assess its performance; and

o     For which discrete financial information is available.

We therefore define our operating segments as each business line that we operate. These segments however, exclude the Corporate headquarters, which does not generate revenue. The accounting policies of the operating segments are the same as in Note 2.

Our operating segments are defined as follows:

The Industrial Waste Management Services segment provides on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial and commercial and wastewater through our six facilities; Perma-Fix Treatment Services, Inc., Perma-Fix of Dayton, Inc., Perma-Fix of Ft. Lauderdale, Inc., Perma-Fix of Orlando, Inc., Perma-Fix of South Georgia, Inc., and Perma-Fix of Michigan, Inc. We provide through Perma-Fix Field Services various waste management services to certain governmental agencies.

The Nuclear Waste Management Services segment provides treatment, storage, processing and disposal services through our three facilities; Perma-Fix of Florida, Inc., Diversified Scientific Services, Inc., and the East Tennessee Materials and Energy Corporation ("M&EC"). The segment also provides research, development, on and off-site waste remediation of nuclear mixed and low-level radioactive waste services.

The Consulting Engineering Services segment provides environmental engineering and regulatory compliance services through Schreiber, Yonley & Associates, Inc. which includes oversight management of environmental restoration projects, air and soil sampling and compliance and training activities, as well as, engineering support as needed by our other segments.

The table below shows certain financial information by business segment for 2003, 2002 and 2001.

Segment Reporting December 31, 2003
                                              Industrial      Nuclear
                                                Waste          Waste                        Segments                   Consolidated
                                               Services       Services      Engineering      Total      Corporate(2)       Total
                                              ----------      ---------     -----------     --------    ------------   ------------
Revenue from external customers                $ 44,251       $37,418(3)      $ 3,223       $ 84,892      $    --       $  84,892
Intercompany revenues                             4,061         2,704             510          7,275           --           7,275
Interest income                                       6            --              --              6            2               8
Interest expense                                    733         1,915              (7)         2,641          200           2,841
Interest expense-financing
fees                                                 --             3              --              3        1,067           1,070
Depreciation and amortization                     2,267         2,490              35          4,792           73           4,865
Segment profit (loss)                            (1,967)        4,674             222          2,929           --           2,929
Segment assets(1)                                41,576        58,422           2,189        102,187        7,458         109,645
Expenditures for segment assets                   1,243         1,825              50          3,118          344           3,462

Segment Reporting December 31, 2002
                                              Industrial      Nuclear
                                                Waste          Waste                        Segments                   Consolidated
                                               Services       Services      Engineering      Total      Corporate(2)       Total
                                              ----------      ---------     -----------     --------    ------------   ------------
Revenue from external customers                $ 37,641       $42,260(3)      $ 3,503       $ 83,404      $    --       $  83,404
Intercompany revenues                             5,447         4,053             164          9,664           --           9,664
Interest income                                      15            --              --             15            1              16
Interest expense                                    683         2,188               1          2,872           31           2,903
Interest expense-financing fees                      --             8              --              8        1,036           1,044
Depreciation and amortization                     1,973         2,148              40          4,161           83           4,244
Segment profit (loss)                            (3,919)        5,625             338          2,044           --           2,044
Segment assets (1)                               40,171        59,035           2,189        101,395        4,430         105,825
Expenditures for segment assets                   2,757         2,843              12          5,612          210           5,822

Segment Reporting December 31, 2001
                                              Industrial      Nuclear
                                                Waste          Waste                        Segments                   Consolidated
                                               Services       Services      Engineering      Total      Corporate(2)       Total
                                              ----------      ---------     -----------     --------    ------------   ------------
Revenue from external customers                $ 42,355       $28,932         $ 3,205       $ 74,492      $    --       $  74,492
Intercompany revenues                             3,799         5,093             245          9,137           --           9,137
Interest income                                      21            --              --             21            8              29
Interest expense                                    932         1,909              36          2,877          161           3,038
Interest expense-Warrants                            --            --              --             --          234             234
Interest expense-financing fees                       6           605              --            611        2,121           2,732
Depreciation and amortization                     2,659         1,787              90          4,536           80           4,616
Segment profit (loss)                              (150)          884             200            934       (1,681)           (747)
Segment assets(1)                                41,838        51,079           2,100         95,017        4,120          99,137
Expenditures for segment assets                   1,757         2,817              14          4,588           10           4,598

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2) Amounts reflect the activity for corporate headquarters, not included in the segment information.

(3) The consolidated revenues within the Nuclear Waste Management Services segment include the Bechtel Jacobs revenues for 2003 which total $13,139,000 (or 15.5%) of total revenue and $9,664,000 (or 11.6%) for the year ended 2002.

--------------------------------------------------------------------------------
    NOTE 15
    QUARTERLY OPERATING RESULTS

Unaudited quarterly operating results are summarized as follows (in thousands, except per share data):

                                                                                     Three Months Ended (unaudited)
                                                                   -----------------------------------------------------------------
                                                                   March 31            June 30         September 30      December 31
                                                                   ---------          ---------        ------------      -----------
2003
Revenues                                                           $  19,518          $  19,909          $ 25,463         $  20,002
Gross Profit                                                           5,061              4,518            10,240             6,440
Net income (loss) applicable to Common Stock                            (431)            (1,251)            4,025               586
Basic net income (loss) per common share                                (.01)              (.04)              .12               .02
Diluted net income (loss) per common share                              (.01)              (.04)              .11               .01
Stockholders' equity                                                  44,832             43,598            48,327            50,442
Total assets                                                         106,487            107,223           114,449           109,645

2002
Revenues                                                           $  16,451          $  22,485          $ 24,232         $  20,236
Gross Profit                                                           3,139              7,950             7,244             6,016
Net income (loss) applicable to Common Stock                          (2,030)             2,765             1,508              (199)
Basic net income (loss) per common share                                (.06)               .08               .04              (.01)
Diluted net income (loss) per common share                              (.06)               .06               .04              (.01)
Stockholders' equity                                                  40,209             43,071            44,685            44,585
Total assets                                                          99,829            100,764           104,916           105,825

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports filed by the Company with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on their most recent evaluation, which was completed as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth, as of the date hereof, information concerning the Directors and Executive Officers of the Company:

NAME                           AGE    POSITION
----                           ---    --------
Dr. Louis F. Centofanti         60    Chairman of the Board, President and Chief
                                      Executive
Mr. Jon Colin                   48    Director
Mr. Jack Lahav                  55    Director
Mr. Joe Reeder                  56    Director
Mr. Alfred C. Warrington, IV    68    Director
Dr. Charles E. Young            71    Director
Mr. Mark A. Zwecker             53    Director
Mr. Richard Kelecy              48    Chief Financial Officer, Vice President,
                                      and Secretary
Mr. Larry McNamara              54    President, Nuclear Services
Mr. William Carder              54    Vice President Sales & Marketing
Mr. Timothy Keegan              46    President, Industrial Services

Each director is elected to serve until the next annual meeting of stockholders.

We have a separately designated standing audit committee of our Board of Directors. The members of the Audit Committee are: Alfred C. Warrington, IV, Jon Colin and Mark A. Zwecker.

Our Board of Directors has determined that each of our audit committee members is an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is independent within the meaning of Item 7(d)(3)(iv) Schedule 14A and Items 401(h)(1)(ii) of Regulation S-K of the Exchange Act.

DR. LOUIS F. CENTOFANTI

The information set forth under the caption "Executive Officers of the Company" on page 14 is incorporated by reference.

MR. JON COLIN

Mr. Colin has served as a Director since December 1996. Mr. Colin is currently Chief Executive Officer of Lifestar Response Corporation, a position he has held since April 2002. Mr. Colin served as Chief Operating Officer of Lifestar Response Corporation from October 2000 to April 2002, and a consultant for Lifestar Response Corporation from September 1997 to October 2000. From 1990 to 1996, Mr. Colin served as President and Chief Executive Officer for Environmental Services of America, Inc., a publicly traded environmental services company. Mr. Colin has a B.S. in Accounting from the University of Maryland.

MR. JACK LAHAV

Jack Lahav has served as a Director since September 2001. Mr. Lahav is a private investor, specializing in launching and growing businesses. Previously, Mr. Lahav founded Remarkable Products Inc. and served as its president from 1980 to 1993; Mr. Lahav was also co-founder of Lamar Signal Processing, Inc.; president of Advanced Technologies, Inc., a robotics company and director of Vocaltech Communications, Inc.

MR. JOE R. REEDER

Mr. Reeder was appointed to the Board of Directors on April 30, 2003, to fill a vacancy on the Board. Mr. Reeder serves as Shareholder in Charge of the Mid-Atlantic Region for Greenberg Traurig LLP, an international law firm with 18 offices and 950 attorneys. Mr. Reeder also served as Litigation Chair of Patton Boggs LLP. His clientele has included countries, international corporations, and law firms throughout the United States. Mr. Reeder served for three years as Chairman of the Panama Canal Commission's Board of Directors where he oversaw a multibillion-dollar infrastructure program. He is a trustee of the Association of the United States Army and a frequent television commentator on military issues. Mr. Reeder has a L.L.M. from Georgetown University, J.D. from the University of Texas and a B.S. from the U.S. Military Academy at West Point.

MR. ALFRED C. WARRINGTON, IV

Mr. Warrington has served as a Director since March 2002. Mr. Warrington was the founding chairman, co-chief executive officer and chief financial officer of Sanifill, Inc., a solid waste company that was merged with Waste Management, Inc. and he currently serves as vice-chairman of HC Industries, Inc., a manufacturer of health and beauty aids. He has also been very active in community affairs and higher education. Mr. Warrington served as co-chairman of the MARTA referendum that brought rapid transit to the city of Atlanta and has been a strong supporter of the University of Florida, where he was instrumental in starting the School of Accounting. In recognition of his efforts, the University of Florida has renamed the College of Business as the Warrington College of Business. Most recently, Mr. Warrington was appointed to the newly formed University of Florida Board of Trustees by Governor Jeb Bush. Prior to joining Sanifill, Mr. Warrington was a practicing CPA and a partner with Arthur Andersen & Co. Mr. Warrington holds a B.S.B.A. from the University of Florida.

DR. CHARLES E. YOUNG

Dr. Charles E. Young was elected to the Board of Directors on July 29, 2003, to fill a new directorship position on the Board. Dr. Young was president of the University of Florida, a position he held from November 1999 to December 2003. Dr. Young also served as chancellor of the University of California at Los Angeles (UCLA) for 29 years until his retirement in November 1997. Dr. Young was formerly the chairman of the Association of American Universities and served on numerous commissions including the American Council on Education, the National Association of State Universities and Land-Grant Colleges, and the Business-Higher Education Forum. Dr. Young serves on the boards of directors of Intel Corp., Nicholas-Applegate Growth Equity Fund, Inc., I-MARK, Inc., Fiberspace, Inc., and Student Advantage, Inc. Dr. Young has a Ph.D. and M.A. in political science from UCLA and a B.A. from the University of California at Riverside.

MR. MARK A. ZWECKER

Mark Zwecker has served as a Director since the Company's inception in January 1991. Mr. Zwecker is currently chief financial officer of Intrusec Inc., a position he has held since September 2003, and president of ACI Technology, LLC, a position he has held since 1997. Mr. Zwecker was vice president of finance and administration for American Combustion, Inc., a position he held from 1986 until 1998. In 1983, Mr. Zwecker participated as a founder with Dr. Centofanti in the start up of PPM, Inc. He remained with PPM, Inc. until its acquisition in 1985 by USPCI. Mr. Zwecker has a B.S. in Industrial and Systems Engineering from the Georgia Institute of Technology and an M.B.A. from Harvard University.

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

MR. TIMOTHY KEEGAN

The information set forth under the caption "Executive Officers of the Company" on page 15 is incorporated by reference.

Certain Relationships

There are no family relationships between any of our existing Directors or executive officers. Dr. Centofanti is the only Director who is our employee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the regulations promulgated thereunder require our executive officers and directors and beneficial owners of more than ten percent (10%) of any of our equity security registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes of ownership of our equity securities with the Securities and Exchange Commission, and to furnish us with copies of all such reports. Based solely on a review of the copies of such reports furnished to us and information provided to us, we believe that during 2003 none of our executive officers and directors failed to timely file reports under Section 16(a).

Capital Bank-Grawe Gruppe AG ("Capital Bank") has advised us that it is a banking institution regulated by the banking regulations of Austria, which holds shares of our Common Stock as agent on behalf of numerous investors. Capital Bank has represented that all of its investors are accredited investors under Rule 501 of Regulation D promulgated under the Act. In addition, Capital Bank has advised us that none of its investors beneficially own more than 4.9% of our Common Stock. Capital Bank has further informed us that its clients (and not Capital Bank) maintain full voting and dispositive power over such shares. Consequently, Capital Bank has advised us that it believes it is not the beneficial owner, as such term is defined in Rule 13d-3 of the Exchange Act, of the shares of our Common Stock registered in the name of Capital Bank because it has neither voting nor investment power, as such terms are defined in Rule 13d-3, over such shares. Capital Bank has informed us that it does not believe that it is required (a) to file, and has not filed, reports under Section 16(a) or (b) to file either Schedule 13D or Schedule 13G in connection with the shares of our Common Stock registered in the name of Capital Bank.

If the representations, or information provided, by Capital Bank are incorrect or Capital Bank was historically acting on behalf of its investors as a group, rather than on behalf of each investor independent of other investors, then Capital Bank and/or the investor group would have become a beneficial owner of more than 10% of our Common Stock on February 9, 1996, as a result of the acquisition of 1,100 shares of Series 1 Preferred Stock that were convertible into a maximum of 1,282,798 shares of our Common Stock commencing 45 days after issuance of the Series 1 Preferred. If either Capital Bank or a group of Capital Bank's investors became a beneficial owner of more than 10% of our Common Stock on February 9, 1996, and thereby required to file reports under Section 16(a) of the Exchange Act, then Capital Bank also failed to file a Form 3 or any Forms 4 or 5 for period from February 9, 1996, until the present.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the aggregate cash compensation paid to our Chairman and Chief Executive Officer, Chief Financial Officer, President of
Nuclear Services, Vice President of Sales and Marketing, and President of Industrial Services.

                                                                                           Long-Term
                                                     Annual Compensation                 Compensation
                                                ------------------------------   -----------------------------
                                                                       Other                                        All
                                                                       Annual      Restricted      Securities       Other
                                                                       Compen-       Stock         Underlying      Compen-
                                                Salary      Bonus      Sation       Award(s)      Options/SARs     Sation
Name and Principal Position           Year       ($)         ($)         ($)          ($)              (#)          ($)(1)
---------------------------          ------     ------      -----      -------     ----------     -------------    -------
Dr. Louis F. Centofanti
   Chairman of the Board,             2003      183,069    40,000        --           --            100,000         11,503
   President and Chief                2002      149,500      --          --           --               --           11,214
   Executive Officer                  2001      138,667    40,000        --           --            100,000         11,310

Richard T. Kelecy                     2003      168,885    30,000        --           --             75,000         10,950
   Vice President and Chief           2002      138,958      --          --           --               --           10,725
   Financial Officer                  2001      128,333    30,000        --           --             70,000         10,800

Larry McNamara                        2003      167,231    30,000        --           --            100,000         11,457
   President of Nuclear Services      2002      137,042      --          --           --               --           10,826
                                      2001      127,667    30,000        --           --            120,000         10,708

William Carder                        2003      141,346      --          --           --             50,000         10,475
   Vice President - Sales &
   Marketing

Timothy Keegan                        2003      104,615      --          --           --            100,000         6,375
   President of Industrial
   Services

(1) Each noted executive is provided a monthly automobile allowance in the amount of $750. Also included, where applicable, is our 401(k) matching contribution.

Option Grants in 2003

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

                                            Individual Grants                                Potential Realizable
                          ---------------------------------------------------------            Value at Assumed
                            Number of            % of                                               Annual
                            Shares of           Total                                        Rates of Stock Price
                          Common Stock         Options)                                          Appreciation
                           Underlying         Granted to     Exercise                        for Option Term(3)
                             Options          Employees        Price     Expiration         ----------------------
Name                       Granted(1)          in 2003       ($/sh)(2)      Date             5%($)        10%($)
----                      ------------        ----------     ---------   ----------         -------      --------
Dr. Louis F. Centofanti      100,000             9.1%         $ 2.19      02/27/13          137,728      $349,030
Richard T. Kelecy             75,000             6.8            2.19      02/27/13          103,296       261,772
Larry McNamara               100,000             9.1            2.19      02/27/13          137,728       349,030
William Carder                50,000             4.5            2.19      02/27/13           68,864       174,515
Timothy Keegan               100,000             9.1            2.05      07/30/13          128,923       326,717

(1) Options to purchase shares of our Common Stock granted under our 1993 Non-qualified Stock Option Plan (the "1993 Plan"). The 1993 Plan provides that the options granted vest at the end of years one through five in 20% increments.

(2) All options were granted at or above market price (the closing price of the Common Stock on the NASDAQ Small Cap Market on the date of grant).

(3) The potential realizable value of each grant of options assumes that the market price of our Common Stock appreciates in value from the date of grant to the end of the option term at the annualized rates shown above each column. The actual value that an executive may realize, if any, will depend on the amount by which the market price of our Common Stock at the time of exercise exceeds the exercise price of the option. As of December 31, 2003, the closing price of a share of our Common Stock as quoted on NASDAQ was $3.11. There is no assurance that any executive will receive the amounts estimated in this table.

Aggregated Option Exercised in 2003 and Fiscal Year-end Option Values

The following table sets forth information concerning each exercise of stock options during 2003, by each of the executive officers named in the Summary Compensation Table and the fiscal year-end value of unexercised options:

                                                             Number of Unexercised           Value of Unexercised
                                Shares                    Options at Fiscal Year End         In-the-Money Options
                             Acquired on      Value                   (#)                   At Fiscal Year End ($)(2)
                               Exercise      Realized     ---------------------------     ---------------------------
         Name                   (#)(1)        ($)(1)      Exercisable   Unexercisable     Exercisable   Unexercisable
         ----                -----------     --------     -----------   -------------     -----------   -------------
Dr. Louis F. Centofanti          --             --          405,000        190,000          300,700        229,400
Richard Kelecy                   --             --          218,000        137,000          352,580        163,320
Larry McNamara                   --             --           78,000        192,000          121,080        227,120
William Carder                   --             --               --         50,000               --         46,000
Timothy Keegan                   --             --               --        100,000               --        106,000

(1)   No options were exercised during 2003.

(2) Represents the difference between $3.11 (the closing price of our Common Stock reported on the National Association of Securities Dealers Automated Quotation ("NASDAQ") Small Cap Market on December 31, 2003), and the option exercise price. The actual value realized by a named executive officer on the exercise of these options depends on the market value of our Common Stock on the date of exercise.

401(k) Plan

We adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the "401(k) Plan") in 1992, which is intended to comply with Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974. All employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Participating employees may make annual pretax contributions to their accounts up to 18% of their compensation, up to a maximum amount as limited by law. We, at our discretion, may make matching contributions based on the employee's elective contributions. Company contributions vest over a period of five years. We currently match up to 25% of our employee's contributions, not to exceed 3% of a participant's compensation. We contributed $251,000 in matching funds during 2003.

Employee Stock Purchase Plan

The Perma-Fix Environmental Services, Inc. 1996 Employee Stock Purchase Plan provides our eligible employees an opportunity to purchase our Common Stock through payroll deductions. The maximum number of shares of our Common Stock that may be issued under the plan is 500,000 shares. The plan provides that shares may be purchased two times per year and that the exercise price per share shall be 85% of the market value of each such share of Common Stock on the offering date on which such offer commences or on the exercise date on which the offer period expires, whichever is lowest. The first purchase period commenced July 1, 1997. We currently have a remaining 27,611 shares of our Common Stock available to use under the plan. The following table details the resulting employee stock purchase totals.

Purchase Period                                 Proceeds      Shares Purchased
---------------                                 --------      ----------------
July 1 - December 31, 1997                      $16,000            8,276
January 1 - June 30, 1998                        17,000           10,732
July 1 - December 31, 1998                       22,000           17,517
January 1 - June 30, 1999                        28,000           21,818
July 1 - December 31, 1999                       49,000           48,204
January 1 - June 30, 2000                        54,000           53,493
July 1 - December 31, 2000                       52,000           46,632
January 1 - June 30, 2001                        48,000           43,324
July 1 - December 31, 2001                       69,000           33,814
January 1 - June 30, 2002                        94,000           42,917
July 1 - December 31, 2002                       92,000           43,243
January 1 - June 30, 2003                        91,000           57,620
July 1 - December 31, 2003                       76,000           44,799

The shares for the purchase period ending December 31, 2003, were purchased in February 2004.

At our Annual Meeting of Stockholders held on July 29, 2003, our stockholders approved the adoption of the Perma-Fix Environmental Services, Inc. 2003
Employee Stock Purchase Plan. The plan provides our eligible employees an opportunity to purchase our Common Stock through payroll deductions. The maximum number of shares issuable under the plan is 1,500,000. The Plan authorized the purchase of shares two times per year, at an exercise price per share of 85% of the market price of our Common Stock on the offering date of the period or on the exercise date of the period, whichever is lower. Currently, no shares have been issued under this plan.

Compensation of Directors

In 2003, we paid our outside directors fees of $1,500 for each month of service, resulting in the six outside directors earning annual director's fees in the total amount of $92,000. Each Director elects to receive either 65% or 100% of the director's fee in shares of our Common Stock based on 75% of the fair market value of the Common Stock determined on the business day immediately preceding the date that the fee is due. The balance of each director fee, if any, is payable in cash. The aggregate amount of accrued director's fees at December 31, 2003, to be paid during 2004 to the six outside directors (Messrs. Colin, Lahav, Reeder, Warrington, Young and Zwecker) was $110,000. Reimbursement of expenses for attending meetings of the Board are paid in cash at the time of the applicable Board meeting. The outside directors do not receive additional compensation for committee participation or special assignments except for reimbursement of expenses. We do not compensate the directors that also serve as our officers or employees of our subsidiaries for their service as directors. Although Dr. Centofanti is not compensated for his services provided as a director, Dr. Centofanti is compensated for his services rendered as an officer of the Company. See "EXECUTIVE COMPENSATION -- Summary Compensation Table."

We believe that it is important for our directors to have a personal interest in our success and growth and for their interests to be aligned with those of our stockholders. Therefore, under our 1992 Outside Directors Stock Option and Incentive Plan ("1992 Directors Plan"), each outside director was granted an option to purchase up to 15,000 shares of Common Stock on the date such director was initially elected to the Board of Directors and received on each reelection date an option to purchase up to another 5,000 shares of Common Stock, with the exercise price being the fair market value of the Common Stock on the date that the option is granted. No option granted under the 1992 Directors Plan is exercisable until after the expiration of six months from the date the option is granted and no option shall be exercisable after the expiration of ten years from the date the option is granted. At our annual meeting of stockholders, in July 2003, our stockholders approved the 2003 Outside Directors Stock Plan ("2003 Directors Plan"). The 2003 Directors Plan is substantially the same as the 1992 Directors Plan, with the exception that each outside director is granted an option to purchase 30,000 shares of Common Stock when initially elected, and granted an option to purchase 12,000 shares of Common Stock on each reelection date. As of December 31, 2003, options to purchase 265,000 shares of Common Stock had been granted under the 1992 Directors Plan and options to purchase 90,000 shares of Common Stock were granted under the 2003 Directors Plan.

As of the date of this report, we have issued 226,550 shares of our Common Stock in payment of director fees under the 1992 Directors Plan, covering the period January 1, 1995 through December 31, 2003. No new shares may be issued under the 1992 Directors Plan, except for the exercise of options already granted.

Our 1991 Performance Equity Plan and the 1993 Non-qualified Stock Option Plan, (collectively, the "Plans") provide that in the event of a change in control (as defined in the Plans) of the Company, each outstanding option and award granted under the Plans shall immediately become exercisable in full notwithstanding the vesting or exercise provisions contained in the stock option agreement. As a result, all outstanding stock options and awards granted under the Plans to our executive officers shall immediately become exercisable upon such a change in control of the Company.

Compensation Committee Interlocks and Insider Participation

During the period January to December 2003,  the  Compensation  and Stock Option
Committee  for our Board of  Directors  was  composed  of Mark  Zwecker and Jack
Lahav.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The table below sets forth information as to the shares of voting securities beneficially owned as of March 4, 2004, by each person known by us to be the beneficial owners of more than 5% of any class of our voting securities.

                                                   Amount and       Percent
                                     Title         Nature of          Of
   Name of Beneficial Owner         Of Class       Ownership        Class(1)
-------------------------------    -----------    ------------    -----------
Kern Capital Management, LLC(2)     Common         2,675,100         7.3%

(1) In computing the number of shares and the percentage of outstanding Common Stock "beneficially owned" by a person, the calculations are based upon 36,689,937 shares of Common Stock issued and outstanding on March 4, 2004 (excluding 988,000 Treasury Shares), plus the number of shares of Common Stock which such person has the right to acquire beneficial ownership of within 60 days. Beneficial ownership by our stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act.

(2) This beneficial ownership amount is according to the Schedule 13G, filed with the Securities and Exchange Commission, dated February 13, 2004, which provides that Kern Capital Management, L.L.C. ("KCM") has sole voting and despositive power over all of these shares, but that Robert E. Kern, Jr. and David G. Kern, as controlling members of KCM may be deemed the beneficial owners of the securities owned by KCM as of December 31, 2003, in that they might be deemed to share the power to direct the voting or disposition of the securities. The address of Kern Capital Management is: 114 West 47th Street, Suite 1926, New York, NY 10036.

Capital Bank represented to us that:

o Capital Bank owns shares of our Common Stock and rights to acquire shares of our Common Stock only as agent for certain of Capital Bank's investors;

o None of Capital Bank's investors beneficially own more than 4.9% of our Common Stock;

o Capital Bank's investors maintain full voting and dispositive power over the Common Stock beneficially owned by such investors; and

o Capital Bank has neither voting nor investment power over the shares of Common Stock owned by Capital Bank, as agent for its investors.

Notwithstanding the previous paragraph, if Capital Bank's representations to us described above are incorrect or if Capital Bank's investors are acting as a group, then Capital Bank or a group of Capital Bank's investors could be a beneficial owner of more than 5% of our voting securities. The following table sets forth information as to the shares of voting securities owned of record by Capital Bank on March 4, 2004.

                                                  Amount and          Percent
          Name of                   Title         Nature of             Of
        Record Owner              Of Class        Ownership           Class(1)
-----------------------------    ----------    -----------------    -----------
Capital Bank Grawe Gruppe(2)       Common        11,768,818 (2)        28.6%

(1) This calculation is based upon 36,689,937 shares of Common Stock issued and outstanding on March 4, 2004 (excluding 988,000 Treasury Shares), plus the number of shares of Common Stock which Capital Bank, as agent for certain accredited investors has the right to acquire within 60 days.

(2) This amount includes 7,329,013 shares that Capital Bank owns of record, as agent for certain accredited investors and 2,773,138 shares that Capital Bank has the right to acquire, as agent for certain investors, within 60 days under certain Warrants. The Warrants are exercisable at exercise prices ranging from $1.75 to $1.81 per share of Common Stock. This amount also includes 1,666,667 shares of Common Stock issuable upon the conversion of 2,500 shares of Series 17 Preferred held by Capital Bank. This amount does not include the shares of Common Stock, which may be issuable for payment of dividends on the Series 17 Preferred. Capital Bank has also advised us that it is holding these Warrants and shares on behalf of numerous clients, all of which are accredited investors. Although Capital Bank is the record holder of the shares of Common Stock and Warrants described in this note, Capital Bank has advised us that it does not believe it is a beneficial owner of the Common Stock or that it is required to file reports under Section 16(a) or Section 13(d) of the Exchange Act. Because Capital Bank (a) has advised us that it holds the Common Stock as a nominee only and that it does not exercise voting or investment power over the Common Stock held in its name and that no one investor of Capital Bank for which it holds our Common Stock holds more than 4.9% of our issued and outstanding Common Stock; (b) has no right to, and is not believed to possess the power to, exercise control over our management or its policies; (c) has not nominated, and has not sought to nominate, a director to our board; and (d) has no representative serving as an executive officer of the Company, we do not believe that Capital Bank is our affiliate. Capital Bank's address is Burgring 16, 8010 Graz, Austria. Capital Bank has advised us that it is a banking institution.

Security Ownership of Management

The following table sets forth information as to the shares of voting securities beneficially owned as of March 4, 2004, by each of our Directors and executive officers named in the Summary Compensation Table and by all of our Directors and executive officers as a group. Beneficial ownership by our stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act. A person is deemed to be a beneficial owner of any voting securities for which that person has the right to acquire beneficial ownership within 60 days.

                                           Number of Shares
                                            Of Common Stock      Percentage of
Name of Beneficial Owner                  Beneficially Owned   Common Stock (1)
---------------------------------         ------------------   ----------------
Dr. Louis F. Centofanti(2)(3)               1,297,934(3)          3.49%
Jon Colin(2)(4)                                79,339(4)             *
Jack Lahav(2)(5)                            1,183,876(5)          3.17%
Joe Reeder(2)(6)                               27,000(6)             *
Alfred C. Warrington, IV(2)(7)                172,725(7)             *
Dr. Charles E. Young(2)(8)                     30,000(8)             *
Mark A. Zwecker(2)(9)                         270,853(9)             *
Richard T. Kelecy(2)(10)                      278,950(10)            *
Larry McNamara(2)(11)                         132,000(11)            *
Bill Carder(2)(12)                             15,000(12)            *
Timothy Keegan(2)(13)                              --(13)            *
Directors and Executive Officers
  as a Group (11 persons)                   3,487,677             9.09%

*     Indicates beneficial ownership of less than one percent (1%).

(1) See footnote (1) of the table under "Security Ownership of Certain Beneficial Owners."

(2) The business address of such person, for the purposes hereof, is c/o Perma-Fix Environmental Services, Inc., 1940 N.W. 67th Place, Gainesville, Florida 32653.

(3)   These shares include (i) 533,934 shares held of record by Dr.  Centofanti;
      (ii) options to purchase 160,000 shares granted pursuant to the 1991 Performance Equity Plan and the 1993 Non-qualified Stock

      Option Plan, which are immediately exercisable; (iii) options to purchase 300,000 shares granted pursuant to Dr. Centofanti's employment agreement that expired in 2000, which are immediately exercisable; and (iv) 304,000 shares held by Dr. Centofanti's wife. This amount does not include options to purchase 135,000 shares granted pursuant to the 1993 Non-qualified
      Stock Option Plan, which are not exercisable within 60 days. Dr. Centofanti has sole voting and investment power of these shares, except for the shares held by Dr. Centofanti's wife, over which Dr. Centofanti shares voting and investment power.

(4) Mr. Colin has sole voting and investment power over these shares which include: (i) 22,339 shares held of record by Mr. Colin, and (ii) options to purchase 57,000 shares granted pursuant to the 1992 Outside Directors Stock Option and Incentive Plan and the 2003 Outside Directors Stock Plan, which are immediately exercisable.

(5) Mr. Lahav has sole voting and investment power over these shares which include: (i) 580,447 shares of Common Stock held of record by Mr. Lahav;
      (ii) 32,000 options to purchase Common Stock pursuant to the 1992 Outside Directors Stock Option and Incentive Plan and the 2003 Outside Directors Stock Plan which are immediately exercisable; and (iii) 571,429 Warrants to purchase Common Stock purchased pursuant to a private offering we held in 2001, which are exercisable immediately.

(6) Mr. Reeder has sole voting and investment power over options to purchase 27,000 shares granted pursuant to the 1992 Outside Directors Stock Option and Incentive Plan and the 2003 Outside Directors Stock Plan, which are immediately exercisable.

(7) Mr. Warrington has sole voting and investment power over these shares which include: (i) 125,725 shares of Common Stock held of record by Mr. Warrington; (ii) 37,000 options to purchase Common Stock pursuant to the 1992 Outside Directors Stock Option and Incentive Plan and the 2003 Outside Directors Stock Plan which are immediately exercisable, and (iii) 10,000 options to purchase Common Stock granted pursuant to the 1993 Non-qualified Stock Option Plan.

(8) Dr. Young has sold voting and investment power over an option to purchase 30,000 shares granted pursuant to the 2003 Outside Directors Stock Plan, which is immediately exercisable.

(9) Mr. Zwecker has sole voting and investment power over these shares which include: (i) 208,853 shares of Common Stock held of record by Mr. Zwecker;
      (ii) 5,000 options to purchase Common Stock pursuant to the 1993 Non-qualified Stock Option Plan, which are immediately exercisable; and
      (iii) options to purchase 57,000 shares granted pursuant to the 1992 Outside Directors Stock Option and Incentive Plan and the 2003 Outside Directors Stock Plan which are immediately exercisable.

(10) Mr. Kelecy has sole voting and investment power over 21,950 shares of Common Stock held of record by Mr. Kelecy and 257,000 options to purchase Common Stock granted pursuant to the 1993 Non-qualified Stock Option Plan. This amount does not include options to purchase 98,000 shares of Common Stock granted pursuant to the 1993 Non-qualified Stock Option Plan, which are not exercisable within 60 days.

(11) Mr. McNamara has sole voting and investment power over these shares which include: (i) 132,000 options to purchase Common Stock pursuant to the 1993 Non-qualified Stock Option Plan which are exercisable within 60 days. This amount does not include options to purchase 138,000 shares pursuant to the 1993 Non-qualified Stock Option Plan which are not exercisable within 60 days.

(12) Mr. Carder has sole voting and investment power over 5,000 shares of Common Stock held of record by Mr. Carder and 10,000 options to purchase Common Stock granted pursuant to the 1993 Non-qualified Stock Option Plan which are exercisable within 60 days. This amount does not include options to purchase 40,000 shares of Common Stock granted pursuant to the 1993 Non-qualified Stock Option Plan, which are not exercisable within 60 days.

(13) Not included are options to purchase 100,000 shares of Common Stock granted pursuant to the 1993 Non-qualified Stock Option Plan, which are not exercisable within 60 days.

Equity Compensation Plans

The following table sets forth information as of December 31, 2003, with respect to our equity compensation plans.

                                                                 Equity Compensation Plan
                                      -----------------------------------------------------------------------------
                                                                                            Number of securities
                                                                                           remaining available for
                                                                     Weighted average       future issuance under
                                       Number of securities to      exercise price of        equity compensation
                                       be issued upon exercise         outstanding            plans (excluding
                                        of outstanding options      options, warrants      securities reflected in
          Plan Category                  warrants and rights            and rights               column (a)
-----------------------------------   ---------------------------  ---------------------  -------------------------
                                                 (a)                        (b)                       (c)
Equity compensation plans
   Approved by stockholders                    2,972,990                  $1.83                     845,621
Equity compensation plans not
   Approved by stockholders (1)                  300,000                   2.58                          --
                                               ---------                  -----                     -------
Total                                          3,292,990                  $1.90                     845,621

(1) These shares are issuable pursuant to options granted to Dr. Centofanti under his 1997 employment agreement, which terminated in 2000. The options expire in October 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Capital Bank Grawe Gruppe

As of March 4, 2004, Capital Bank owned of record, as agent for certain accredited investors, 7,329,013 shares of Common Stock representing 20.0% of our issued and outstanding Common Stock. As of March 4, 2004, Capital Bank also had the right to acquire an additional 4,439,805 shares of Common Stock, comprised of (a) 2,773,138 shares of Common Stock issuable under various warrants held by Capital Bank, as agent for certain investors; and (b) 1,666,667 shares of Common Stock issuable to Capital Bank upon the conversion of 2,500 shares of Series 17 Preferred held by Capital Bank, as agent for certain investors. During 2003, Capital Bank exercised Warrants to purchase 744,375 shares of our Common Stock.

The 2,500 shares of Series 17 Preferred may be converted into shares of Common Stock at any time at a conversion price of $1.50 per share, subject to adjustment as set forth in the Certificate of Designations relating to the Series 17 Preferred. The Series 17 Preferred has a "stated value" of $1,000 per share. We may, at our sole option, redeem, in whole or in part, at any time, and from time to time the then outstanding Series 17 Preferred at the cash redemption prices of $1,200 per share. Upon any notice of redemption, Capital Bank shall have only five business days to exercise its conversion rights regarding the redeemed shares.

The Series 17 Preferred accrues dividends on a cumulative basis at a rate of five percent (5%) per annum which dividends are payable semiannually when and as declared by the Board of Directors. During 2002, accrued dividends on the Series 17 Preferred of approximately $125,000 were paid in the form of 47,271 shares of our Common Stock, of which 25,165 were issued in January 2003. During 2003, accrued dividends on the Series 17 Preferred of approximately $125,000 were paid in the form of 53,478 shares of our Common Stock, of which 19,643 were issued in February 2004.

If Capital Bank were to acquire all of the shares of Common Stock issuable upon exercise of the various warrants held by Capital Bank and the shares of Common Stock issuable upon conversion of the Series 17 Preferred, then Capital Bank would own of record 11,768,818 shares of Common Stock, representing 28.6% of the issued and outstanding Common Stock. The foregoing estimates assume that we do not issue any other shares of Common Stock; no other warrants or options are exercised; we do not acquire additional shares of Common Stock as treasury stock; and Capital Bank does not dispose of any shares of Common Stock.

Capital Bank has advised us that it is a banking institution regulated by the banking regulations of Austria, which holds shares of our Common Stock on behalf of numerous investors. Capital Bank asserts that it is precluded by Austrian law from disclosing the identities of its investors, unless so approved by each such investor. Certain of its investors gave Capital Bank permission to disclose their identities in order to be included as Selling Stockholders in our Form S-3 Registration Statement, effective November 22, 2002. Capital Bank has represented that all of its investors are accredited investors under Rule 501 of Regulation D promulgated under the Act. In addition, Capital Bank has advised us that none of its investors beneficially own more than 4.9% of our Common Stock. Capital Bank has further informed us that its clients (and not Capital Bank) maintain full voting and dispositive power over such shares. Consequently, Capital Bank has advised us that it believes it is not the beneficial owner, as such term is defined in Rule 13d-3, of the shares of our Common Stock registered in the name of Capital Bank because it has neither voting nor investment power, as such terms are defined in Rule 13d-3, over such shares. Capital Bank has informed us that it does not believe that it is required to file, and has not filed, reports under Section 16(a) or to file either Schedule 13D or Schedule 13G in connection with the shares of our Common Stock registered in the name of Capital Bank.

If the representations or information provided, by Capital Bank are incorrect or if Capital Bank was historically acting on behalf of its investors as a group, rather than on behalf of each investor independent of other investors, Capital Bank and/or the investor group could have become a beneficial owner (as that term is defined under Rule 13d-3 as promulgated under the Exchange Act of 1934, as amended (the "Exchange Act") of more than 10% of our Common Stock. Capital Bank and/or its investor group has not filed with the Securities and Exchange Commission and us, among other reports, any Forms 3, 4 or 5, and has not filed any applicable Schedules 13D or 13G as a result of acquiring shares of our voting equity securities.

Because Capital Bank (a) has advised us that it holds the Common Stock as a nominee only and that it does not exercise voting or investment power over our Common Stock held in its name and that no one investor of Capital Bank for which it holds our Common Stock holds more than 4.9% of our issued and outstanding Common Stock; (b) has no right to, and is not believed to possess the power to, exercise control over our management or our policies; (c) has not nominated, and has not sought to nominate, a director to our board; and (d) has no representative serving as an executive officer of the Company, we do not believe that Capital Bank is our affiliate.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by BDO Seidman, LLP ("BDO") for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2003 and 2002, for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for those fiscal years, and for review of documents filed with the Securities and Exchange Commission for those fiscal years were approximately $195,800 and $195,423, respectively. Approximately 85% and 87% of the total hours spent on audit services for the Company for the years ended December 31, 2003 and 2002, respectively, were spent by Gallogly, Fernandez and Riley, LLP ("GFR") members of the BDO alliance network of firms. Such members are not full time, permanent employees of BDO.

Audit-Related Fees

BDO was not engaged to provide audit-related services to the Company for the fiscal years ended December 31, 2003 and 2002.

GFR audited the Company's 401(k) Plan during 2003 and 2002, and billed $7,800 and $7,860, respectively.

Tax Services

BDO was not engaged to provide tax services to the Company for the fiscal year ended December 31, 2003. The aggregate fees billed by BDO for tax consulting services for 2002 were $18,000.

The aggregate fees billed by GFR for tax compliance services for 2003 and 2002 were $32,000 and $33,000, respectively.

All Other Fees

BDO was not engaged to provide any other services to the Company for the fiscal years ended December 31, 2003 and 2002.

GFR was not engaged to provide any other services to the Company for the fiscal years ended December 31, 2003 and 2002.

The Audit Committee of the Company's Board of Directors has considered whether BDO's provision of the services described above for the fiscal years ended December 31, 2003 and 2002, is compatible with maintaining its independence. The Audit Committee also considered services performed by GFR to determine that it is compatible with maintaining independence.

Engagement of the Independent Auditor

The Audit Committee is responsible for approving all engagements with BDO and GFR to perform audit or non-audit services for us prior to us engaging BDO and GFR to provide those services. All of the services under the headings Audit Related, Tax Services, and All Other Fees were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X of the Exchange Act. The Audit Committee's pre-approval policy provides as follows:

      o The Audit Committee will review and pre-approve on an annual basis any known audit, audit-related, tax and all other services, along with acceptable cost levels, to be performed by BDO and GFR. The Audit Committee may revise the pre-approved services during the period based on subsequent determinations. Pre-approved services typically include: statutory audits, quarterly reviews, regulatory filing requirements, consultation on new accounting and disclosure standards, employee benefit plan audits, reviews and reporting on management's internal controls and specified tax matters.

      o Any proposed service that is not pre-approved on the annual basis requires a specific pre-approval by the Audit Committee, including cost level approval.

      o The Audit Committee may delegate pre-approval authority to one or more of the Audit Committee members. The delegated member must report to the Audit Committee, at the next Audit Committee meeting, any pre-approval decisions made.

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

(b)    Reports on Form 8-K

       Current report on Form 8-K (Item 9 - Regulation FD Disclosure) was filed by the Company on November 4, 2003, regarding the financial results and conference call for the third quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perma-Fix Environmental Services, Inc.

   By   /s/ Dr. Louis F. Centofanti                  Date       March 12, 2004
        --------------------------------------                  --------------
        Dr. Louis F. Centofanti
        Chairman of the Board
        Chief Executive Officer

   By   /s/ Richard T. Kelecy                        Date       March 12, 2004
        --------------------------------------                  --------------
        Richard T. Kelecy
        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

   By   /s/ Jon Colin                                Date       March 12, 2004
        --------------------------------------                  --------------
        Jon Colin, Director

   By   /s/ Jack Lahav                               Date       March 12, 2004
        --------------------------------------                  --------------
        Jack Lahav, Director

   By   /s/ Alfred C. Warrington IV                  Date       March 12, 2004
        --------------------------------------                  --------------
        Alfred C. Warrington IV, Director

   By   /s/ Mark A. Zwecker                          Date       March 12, 2004
        --------------------------------------                  --------------
        Mark A. Zwecker, Director

   By   /s/ Dr. Louis F. Centofanti                  Date       March 12, 2004
        --------------------------------------                  --------------
        Dr. Louis F. Centofanti, Director

   By   /s/ Joe R. Reeder                            Date       March 12, 2004
        --------------------------------------                  --------------
        Joe R. Reeder, Director

   By   /s/ Charles E. Young                         Date       March 12, 2004
        --------------------------------------                  --------------
        Charles E. Young, Director

                                   SCHEDULE II

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                      VALUATION AND QUALIFYING ACCOUNTS For
                the years ended December 31, 2003, 2002, and 2001
                             (Dollars in thousands)

                                                Additions
                                               Charged to
                                   Balance at    Costs,                  Balance
                                    Beginning   Expenses                  At End
Description                          Of Year    And Other  Deductions    Of Year
-----------                          -------    ---------  ----------    -------
Year ended December 31, 2003:         $698        $271        $266        $703
   Allowance for doubtful accounts

Year ended December 31, 2002:
   Allowance for doubtful accounts    $725        $686        $713        $698

Year ended December 31, 2001:
   Allowance for doubtful accounts    $894        $399        $568        $725

                                  EXHIBIT INDEX

 Exhibit
   No.                             Description
 -------                           -----------
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

 Exhibit
   No.                             Description
 -------                           -----------
   4.11 Amendment No. 2 to Revolving Credit, Term Loan and Security Agreement, dated as of May 23, 2003, between the Company and PNC Bank, as incorporated by reference from Exhibit 4.4 to the Company's Form 10-Q for the quarter ended June 30, 2003, and filed on August 14, 2003.

   4.12 Amendment No. 3 to Revolving Credit, Term Loan, and Security Agreement, dated as of October 31, 2003, between the Company and PNC Bank, as incorporated by reference from Exhibit 4.5 to the Company's Form 10-Q for the quarter ended September 30, 2003, and filed on November 10, 2003.

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

   10.9 Stand-Still Agreement, dated January 31, 2001, among the Company, Chem-Met Services, Inc., PNC Bank, National Association, and RBB Bank Aktiengesellschaft as incorporated by reference from Exhibit 99.2 to the Company's Form 8-K dated December 22, 2000.

   10.10 Warrant, dated , January 31, 2001, issued to RBB Bank Aktiengesellschaft for the purchase of 105,000 shares of the Company's Common Stock as incorporated by reference from Exhibit 99.5 to the Company's Form 8-K dated December 22, 2000. Substantially similar warrants dated February 28, 2001 and March 31, 2001 for the purchase of 105,000 shares of the Company's Common Stock each will be provided to the Commission upon request.

   10.11 Warrant, dated December 22, 2000, issued by the Registrant to Ryan, Beck & Co., LLC (formerly Ryan, Beck & Co., Inc.) ("Ryan Beck") for the purchase of 213,889 shares of the Company's Common Stock, as incorporated by reference from Exhibit 99.6 to the Company's Form 8-K dated January 31, 2001. Substantially similar warrants for the purchase of an aggregate 191,067 shares of the Company's Common Stock assigned by Ryan Beck to each of Randy F. Rock and Michael J. Kollender, along with the remaining 98,768 warrants issued to Ryan Beck will be provided to the Commission upon request. Substantially similar warrants, dated March 9, 2001 issued to Ryan Beck for the purchase of an aggregate 27,344 shares of the Company's Common Stock will be provided to the Commission upon request, along with substantially similar warrants dated March 9, 2001, for the purchase of 16,710 shares of the Company's Common Stock assigned by Ryan Beck to each of Randy F. Rock and Michael J. Kollender. Substantially similar warrants, dated December 22, 2000 for the purchase of an aggregate 694,791 shares of the Company's Common Stock assigned by Larkspur Capital Corporation ("Larkspur") to the Christopher T. Goodwin Trust (3,000 shares), the Kelsey A. Goodwin Trust (3,000 shares), Meera Murdeshwar (36,000 shares), Paul Cronson (219,597 shares), Robert C. Mayer, Jr. (219,597 shares) and Robert Goodwin (213,597 shares), along with the remaining 60,764 warrants issued to Larkspur on March 9, 2001 will be provided to the Commission upon request.

 Exhibit
   No.                             Description
 -------                           -----------
   10.12 Warrant, dated January 31, 2001, for the purchase of shares of the Company's Common Stock issued by the Company to BHC Interim Funding, L.P. as incorporated by reference from Exhibit 99.5 to the Company's Form 8-K dated January 31, 2001.

   10.13 Basic Oak Ridge Agreement between East Tennessee Materials and Energy Corporation (M&EC) and Bechtel Jacobs Company, LLC No. 1GB-99446V dated June 23, 1998, as incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998.

   10.14 Basic Oak Ridge Agreement between East Tennessee Materials and Energy Corporation (M&EC) and Bechtel Jacobs Company, LLC No. 1GB-99447V dated June 23, 1998, as incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1998.

   10.15 Basic Oak Ridge Agreement between East Tennessee Materials and Energy Corporation (M&EC) and Bechtel Jacobs Company, LLC No. 1GB-99448V dated June 23, 1998, as incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 1998.

   10.16 General agreement between East Tennessee Materials and Energy Corporation (M&EC) and the Company dated May 27, 1998, as incorporated by reference from Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30, 1998.

   10.17 Appendix B to general agreement between East Tennessee Materials and Energy Corporation (M&EC) and the Company dated November 6, 1998, as incorporated by reference from Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30, 1998.

   10.18 Subcontract Change Notice between East Tennessee Materials and Energy Corporation and Bechtel Jacobs Company, LLC, No. BA-99446/7 and 8F, dated July 2, 2002, are incorporated by reference from Exhibit 10.24 to the Company's Registration Statement No. 333-70676.

   10.19 Registration Rights Agreement, dated July 31, 2001, among the Company, AMI, and BEC is incorporated by reference from Exhibit 99.5 to the Company's Form 8-K, dated July 30, 2001.

   10.20 Senior Subordination Agreement, dated July 31, 2001, among the Company, PNC Bank, National Association, AMI, and BEC is incorporated by reference from Exhibit 99.7 to the Company's Form 8-K, dated July 30, 2001.

   10.21 Option Agreement, dated July 31, 2001, among the Company, AMI, and BEC is incorporated by reference from Exhibit 99.8 to the Company's Form 8-K, dated July 30, 2001.

   10.22 Promissory Note, dated June 7, 2001, issued by M&EC in favor of Performance Development Corporation is incorporated by reference from
          Exhibit 10.1 to the Company's Form 8-K, dated June 15, 2001.

   10.23 Form 433-D Installment Agreement, dated June 11, 2001, between M&EC and the Internal Revenue Service is incorporated by reference from
          Exhibit 10.2 to the Company's Form 8-K, dated June 15, 2001.

   10.24 Common Stock Purchase Warrant, dated July 9, 2001, granted by the Registrant to Capital Bank-Grawe Gruppe AG for the right to purchase up to 1,839,405 shares of the Registrant's Common Stock at an exercise price of $1.75 per share incorporated by reference from Exhibit 10.12 to the Company's Registration Statement, No. 333-70676.

   10.25 Common Stock Purchase Warrant, dated July 9, 2001, granted by the Registrant to Herbert Strauss for the right to purchase up to 625,000 shares of the Registrant's Common Stock at an exercise price of $1.75 per share, incorporated by reference from Exhibit 10.13 to the Company's Registration Statement, No. 333-70676.

   10.26 Warrant Agreement, dated July 31, 2001, granted by the Registrant to Paul Cronson for the right to purchase up to 43,295 shares of the Registrant's Common Stock at an exercise price of $1.44 per share, incorporated by reference from Exhibit 10.20 to the Company's Registration Statement, No. 333-70676. Substantially similar Warrants, dated July 31,

          2001, for the right to purchase up to an aggregate 218,752 shares of the Registrant's Common Stock at an exercise price of $1.44 per share were granted by the Registrant to Ryan Beck (6,836 shares), Ryan Beck (54,688), Michael Kollender (37,598 shares), Randy Rock (37,598 shares), Robert Goodwin (43,294 shares), Robert C. Mayer, Jr. (43,294 shares), and Meera Murdeshwar (6,837 shares). Copies will be provided to the Commission upon request.

   10.27 Warrant to Purchase Common Stock, dated July 30, 2001, granted by the Registrant to David Avital for the purchase of up to 143,000 shares of the Registrant's Common Stock at an exercise price of $1.75 per share, incorporated by reference from Exhibit 10.21 to the Company's Registration Statement, No. 333-70676. Substantially similar Warrants for the purchase of an aggregate 4,254,566 were issued to Capital Bank (842,995 shares), CICI 1999 Qualified Annuity Trust (85,715 shares), Gerald D. Cramer (85,715 shares), CRM 1999 Enterprise Fund 3 (200,000 shares), Craig S. Eckenthal (57,143 shares), Danny Ellis Living Trust (250,000 shares), Europa International, Inc. (571,428 shares), Harvey Gelfenbein (28,571 shares), A. C. Israel Enterprises (285,715 shares), Kuekenhof Partners, L.P. (40,000), Kuekenhof Equity Fund, L.P. (60,000 shares), Jack Lahav (571,429 shares), Joseph LaMotta (28,571 shares), Jay B. Langner (28,571 shares), The F. M. Grandchildren Trust (42,857 shares), Mathers Associates (228,571 shares), Peter Melhado (115,000 shares), Pamela Equities Corp. (42,857 shares), Josef Paradis (143,000 shares), Readington Associates (57,143 shares), Dr. Ralph Richart (225,000 shares), Edward J. Rosenthal Profit Sharing Plan (28,571 shares), Yariv Sapir IRA (85,714 shares), and Bruce Wrobel (150,000 shares), respectively. Copies will be provided to the Commission upon request.

   10.28 Common Stock Purchase Warrant, dated July 30, 2001, granted by the Registrant to Ryan, Beck & Co. for the purchase of 20,000 shares of the Registrant's Common Stock at an exercise price of $1.75 per share, incorporated by reference from Exhibit 10.22 to the Company's Registration Statement, No. 333-70676. Substantially similar Warrants, dated July 30, 2001, for the purchase of an aggregate 74,000 shares of the Registrant's Common Stock at an exercise price of $1.75 per share were issued to Ryan, Beck & Co., LLC (14,000 shares), Larkspur Capital Corporation (34,000 shares), and National Securities Corporation (40,000 shares). Copies will be provided to the Commission upon request.

   10.29 Common Stock Purchase Warrant, dated July 31, 2001, granted by the Registrant to Associated Mezzanine Investors-PESI (I), L.P. for the purchase of up to 712,073 shares of the Registrant's Common Stock at an exercise price of $1.50 per share, incorporated by reference from
          Exhibit 10.23 to the Company's Registration Statement, No. 333-70676. A substantially similar Warrant was issued to Bridge East Capital L.P. for the right to purchase of up to 569,658 shares of the Registrant's Common Stock, and a copy will be provided to the Commission upon request.

   10.30 2003 Outside Directors' Stock Plan of the Company as incorporated by reference from Exhibit B to the Company's 2003 Proxy Statement.

   10.31 2003 Employee Stock Purchase Plan of the Company as incorporated by reference from Exhibit C to the Company's 2003 Proxy Statement.

   21.1   List of Subsidiaries

   23.1   Consent of BDO Seidman, LLP

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