Form 10-Q
period 2004-03-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2004-05-10
CIK 891532

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2004

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the  transition  period from ____________________ to  _________________

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

                                       N/A
             -------------------------------------------------------

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
Yes  |X|    No |_|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

             Class                                Outstanding at May 5, 2004
             -----                                --------------------------
 Common Stock, $.001 Par Value                            41,427,725
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

================================================================================

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                                      INDEX


PART I   FINANCIAL INFORMATION                                          Page No.
                                                                        --------
         Item 1.    Financial Statements

                    Consolidated Balance Sheets -
                             March 31, 2004 and December 31, 2003..............2

                    Consolidated Statements of Operations -
                             Three Months Ended March 31, 2004 and 2003........4

                    Consolidated Statements of Cash Flows -
                             Three Months Ended March 31, 2004 and 2003........5

                    Consolidated Statement of Stockholders' Equity -
                             Three Months Ended March 31, 2004.................6

                    Notes to Consolidated Financial Statements.................7

         Item 2.    Management's Discussion and Analysis of
                             Financial Condition and Results of Operations....14

         Item 3.    Quantitative and Qualitative Disclosures
                             About Market Risk................................27

         Item 4.    Controls and Procedures...................................28


PART II  OTHER INFORMATION

         Item 1.    Legal Proceedings.........................................29

         Item 2.    Changes in Securities and Use of Proceeds.................29

         Item 6.    Exhibits and Reports on Form 8-K..........................31

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

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The results of operations for the three months ended March 31, 2004, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2004.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                                    March 31,
                                                       2004         December 31,
(Amounts in Thousands, Except for Share Amounts)   (Unaudited)          2003
--------------------------------------------------------------------------------

ASSETS
Current assets:
      Cash                                          $     517         $     411
      Restricted cash                                      61                30
      Accounts receivable, net of allowance
         for doubtful accounts of $863 and $703        23,526            24,622
      Inventories                                         957               589
      Prepaid expenses                                  2,332             2,332
      Other receivables                                   467               397
                                                    ---------         ---------
                                                       27,860            28,381
           Total current assets

Property and equipment:
      Buildings and land                               22,349            21,391
      Equipment                                        33,183            32,121
      Vehicles                                          3,245             2,881
      Leasehold improvements                           11,235            11,082
      Office furniture and equipment                    2,139             2,153
      Construction-in-progress                          3,148             2,636
                                                    ---------         ---------
                                                       75,299            72,264

      Less accumulated depreciation and
        amortization                                  (20,328)          (19,195)
                                                    ---------         ---------
                                                       54,971            53,069
          Net property and equipment

Intangibles and other assets:
      Permits                                          16,680            16,680
      Goodwill                                          6,216             6,216
      Finite Risk Sinking Fund                          2,225             1,234
      Other assets                                      4,377             4,635
                                                    ---------         ---------
          Total assets                              $ 112,329         $ 110,215
                                                    =========         =========

        The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                       March 31,
                                                          2004      December 31,
(Amounts in Thousands, Except for Share Amounts)      (Unaudited)      2003
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                    $  7,553      $  6,359
      Current environmental accrual                        1,107         1,143
    Accrued expenses                                      11,912        11,553
    Unearned revenue                                       1,694         2,271
    Current portion of long-term debt                      2,570         2,896
                                                        --------      --------
         Total current liabilities                        24,836        24,222

Environmental accruals                                     1,910         1,432
Accrued closure costs                                      4,999         4,965
Other long-term liabilities                                1,777         1,677
Long-term debt, less current portion                      18,281        26,192
                                                        --------      --------
       Total long-term liabilities                        26,967        34,266
                                                        --------      --------
       Total liabilities                                  51,803        58,488

Commitments and Contingencies (see Note 4)                    --            --

Preferred Stock of subsidiary, $1.00 par value;
  1,467,396 shares authorized, 1,284,730 shares
  issued and outstanding, liquidation value
  $1.00 per share                                          1,285         1,285

Stockholders' equity:
    Preferred Stock, $.001 par value; 2,000,000
      shares authorized, 2,500 shares issued
      and outstanding                                         --            --
    Common Stock, $.001 par value; 75,000,000
      shares authorized,  42,415,725 and 37,241,881
      shares issued, including 988,000 shares held as
      treasury stock, respectively                            42            37
    Additional paid-in capital                            80,467        69,640
    Accumulated deficit                                  (19,288)      (17,243)
    Interest rate swap                                      (118)         (130)
                                                        --------      --------
                                                          61,103        52,304
    Less Common Stock in treasury at cost;
      988,000 shares                                      (1,862)       (1,862)
                                                        --------      --------
       Total stockholders' equity                         59,241        50,442
                                                        --------      --------
       Total liabilities and stockholders' equity       $112,329      $110,215
                                                        ========      ========

        The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                         -----------------------
(Amounts in Thousands, Except for Per Share Amounts)       2004           2003
--------------------------------------------------------------------------------

Net revenues                                             $ 17,469      $ 19,518
Cost of goods sold                                         13,908        14,457
                                                         --------      --------
       Gross profit                                         3,561         5,061

Selling, general and administrative expenses                4,390         4,380
                                                         --------      --------
       Income (loss) from operations                         (829)          681

Other income (expense):
       Interest income                                          1             2
       Interest expense                                      (670)         (702)
       Interest expense-financing fees                       (256)         (301)
       Other                                                 (244)          (65)
                                                         --------      --------
Net loss                                                   (1,998)         (385)

Preferred Stock dividends                                     (47)          (46)
                                                         --------      --------
Net loss applicable to Common Stock                      $ (2,045)     $   (431)
                                                         ========      ========
Net loss per common share:
      Basic                                              $   (.06)     $   (.01)
                                                         --------      --------
      Diluted                                            $   (.06)     $   (.01)
                                                         --------      --------
Number of shares and potential common shares
  used in net loss per common share:
      Basic                                                37,040        34,605
                                                         --------      --------
      Diluted                                              37,040        34,605
                                                         --------      --------

        The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                    Three Months Ended
                                                                        March 31,
                                                                  ---------------------
(Amounts in Thousands)                                              2004         2003
--------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                         $ (1,998)    $  (385)
     Adjustments to reconcile net loss to cash provided by
         (used in) operations:
     Depreciation and amortization                                  1,236       1,140
     Debt discount amortization                                        81          81
     Provision for bad debt and other reserves                         36          52
     Gain on sale of plant, property and equipment                    (17)         --
     Changes in assets and liabilities:
     Accounts receivable                                            3,263        (376)
     Prepaid expenses, inventories and other assets                   (36)       (243)
     Accounts payable and accrued expenses                             47         668
                                                                 --------    --------
       Net cash provided by operations                              2,612         937

Cash flows from investing activities:
     Purchases of property and equipment, net                      (1,073)       (896)
     Proceeds from sale of plant, property and equipment               19          --
     Change in restricted cash, net                                    --          (1)
     Change in finite risk sinking fund                              (991)         --
     Funds used for acquisitions (net of cash acquired)            (2,903)         --
                                                                 --------    --------
       Net cash used in investing activities                       (4,948)       (897)

Cash flows from financing activities:
     Net repayments of revolving credit                            (7,800)       (258)
     Principal repayments of long-term debt                          (517)       (492)
     Proceeds from issuance of stock                               10,759         591
                                                                 --------    --------
       Net cash provided by (used in) financing activities          2,442        (159)
                                                                 --------    --------
Increase (decrease) in cash                                           106        (119)
Cash at beginning of period                                           411         212
                                                                 --------    --------
Cash at end of period                                            $    517    $     93
                                                                 ========    ========
Supplemental disclosure
     Interest paid                                               $    509    $    540
Non-cash investing and financing activities:
Issuance of Common Stock for services                                  10          10
Issuance of Common Stock for payment of dividends                      63          63
Gain on interest rate swap                                             12          14
Long-term debt incurred for purchase of property and equipment         --         308

         The accompanying notes are integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, for the three months ended March 31, 2004)


                                                                                                         Common
                                 Preferred Stock       Common Stock    Additional             Interest    Stock       Total
                                 ---------------    -----------------    Paid-In  Accumulated   Rate     Held In   Stockholders'
(Amounts in thousands,            Shares  Amount      Shares   Amount    Capital     Deficit    Swap    Treasury     Equity
except for share amounts)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003      2,500   $  --    37,241,881   $ 37    $69,640     $(17,243)  $ (130)   $(1,862)  $  50,442

Comprehensive loss:
   Net loss                          --      --            --     --         --       (1,998)      --         --      (1,998)
   Other Comprehensive income:
     Gain on interest rate swap      --      --            --     --         --           --       12         --          12
                                                                                                                    --------
       Comprehensive loss                                                                                             (1,986)
Preferred Stock dividends            --      --            --     --         --          (47)      --         --         (47)
Issuance of Common Stock for         --      --        19,643     --         63           --       --         --          63
   Preferred Stock dividend
Issuance of stock for cash           --      --       538,088     --        898           --       --         --         898
   and services
Issuance of Common Stock in          --      --     4,616,113      5      9,866           --       --         --       9,871
   private placement
                                  -----   -----    ----------   ----    -------    ---------    -----   --------    --------
Balance at March 31, 2004         2,500   $  --    42,415,725   $ 42    $80,467    $ (19,288)   $(118)  $ (1,862)   $ 59,241
                                  =====   =====    ==========   ====    =======    =========    =====   ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004
                                   (Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

1.   Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

Stock-Based Compensation

We account for our stock-based employee compensation plans under the accounting provisions of APB Opinion 25, Accounting for Stock Issued to Employees, and have furnished the pro forma disclosures required under Statement of Financial Accounting Standards ("SFAS") 123, Accounting for Stock-Based Compensation, and SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

SFAS 123 requires pro forma information regarding net income and earnings per share as if compensation cost for our employee and director stock options had been determined in accordance with the fair market value-based method prescribed in SFAS 123. We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003: no dividend yield; an expected life of ten years; expected volatility between 23.8% and 23.2%; and risk free interest rates between 2.75% and 3.27%. No stock options have been granted in 2004.

Under the accounting provisions of SFAS 123, our net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands except for per share amounts):

                                                              Three Months Ended
                                                                   March 31,
                                                             -------------------
(Unaudited)                                                    2004       2003
--------------------------------------------------------------------------------
Net loss applicable to Common Stock, as reported             $(2,045)   $  (431)
Deduct:  Total Stock-based employee compensation
   expense determined under fair value based method for
   all awards, net of related tax effects                        (96)       (96)
                                                             -------    -------
Pro forma net loss applicable to Common Stock                $(2,141)   $  (527)
                                                             =======    =======
Loss per share:
   Basic - as reported                                       $  (.06)   $  (.01)
                                                             =======    =======
   Basic - pro-forma                                         $  (.06)   $  (.02)
                                                             =======    =======
   Diluted - as reported                                     $  (.06)   $  (.01)
                                                             =======    =======
   Diluted - pro-forma                                       $  (.06)   $  (.02)
                                                             =======    =======

2.   Earnings Per Share

Basic EPS is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS includes the dilutive effect of potential common shares. Diluted loss per share for the three months ended March 31, 2004 and 2003, does not include potential common shares as their effect would be anti-dilutive.

The following are potential shares excluded from weighted average share calculations due to their anti-dilutive effect for the three months ended March 31, 2004 and 2003:

                                                          Three Months Ended
                                                              March 31,
                                                      --------------------------
   (Unaudited)                                          2004              2003
--------------------------------------------------------------------------------
Upon exercise of Options                              3,139,950        3,675,000
Upon exercise of Warrants                            12,980,493       13,749,827
Upon conversion of Preferred Stock                    1,666,667        1,666,667

3.   Long Term Debt

Long-term debt consists of the following at March 31, 2004, and December 31, 2003:


                                                                                                  March 31,
                                                                                                    2004       December 31,
(Amounts in Thousands)                                                                           (Unaudited)       2003
---------------------------------------------------------------------------------------------------------------------------
  Revolving  Credit  facility  dated  December 22, 2000,  borrowings  based upon eligible
     accounts  receivable,   subject  to  monthly  borrowing  base  calculation,
     variable  interest  paid  monthly at prime rate plus 1% (5.00% at March 31,
     2004), balance due in December 2005.                                                          $ 1,685        $ 9,235
  Term Loan dated December 22, 2000,  payable in equal monthly  installments  of principal of $83,  balance due in December  2005,  variable  interest  paid
     monthly at prime rate plus 1 1/2% (5.50% at March 31, 2004).                                    3,833          4,083
  Three  promissory  notes dated May 27, 1999,  payable in equal monthly  installments of
     principal and interest of $90 over 60 months, due June 2004, interest at 7.0%.                    268            531
  Unsecured  promissory  note dated August 31, 2000,  payable in lump sum in August 2005,
     interest paid annually at 7.0%.                                                                 3,500          3,500
  Senior  subordinated  notes dated July 31, 2001,  payable in lump sum on July 31, 2006, interest  payable  quarterly at an annual interest rate of 13.5%, net of unamortized
     debt discount of $757 at March 31, 2004 and $838 at December 31, 2003.                          4,868          4,787
  Promissory note dated June 25, 2001, payable in semiannual  installments on June 30 and
     December 31 through  December 31, 2008,  variable  interest  accrues at the applicable  law rate  determined  under the IRS Code Section (7.0% on March
     31, 2004) and is payable in one lump sum at the end of installment period.                      3,354          3,354
  Installment  agreement dated June 25, 2001, payable in semiannual  installments on June
     30 and December 31 through December 31, 2008,  variable interest accrues at the  applicable  law rate  determined  under the IRS Code Section  (7.0% on
     March 31, 2004) and is payable in one lump sum at the end of installment period.                  833            833
  Various capital lease and promissory note obligations,  payable 2004 to 2008,  interest
     at rates ranging from 5.2% to 17.9%.                                                            2,510          2,765
                                                                                                   -------        -------
                                                                                                    20,851         29,088
    Less current portion of long-term debt                                                           2,570          2,896
                                                                                                   -------        -------
                                                                                                   $18,281        $26,192
                                                                                                   =======        =======

Revolving Credit and Term Loan

On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank. The Agreement provided, at inception, for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves Agent reasonably deems proper and necessary. The Revolving Credit advances are due and payable in full on December 22, 2005. As of March 31, 2004, the excess availability under our Revolving Credit was $11,437,000 based on our eligible receivables, and after reducing the outstanding balance of our Revolving Credit with approximately $6,966,000 of the net proceeds from our recently completed private placement.

Pursuant to the Agreement the Term Loan bears interest at a floating rate equal to the prime rate plus 1 1/2 %, and the Revolving Credit at a floating rate equal to the prime rate plus 1%. The loans are subject to a prepayment fee of 1 1/2 % in the first year, 1% in the second and third years and 3/4 % after the third anniversary until termination date.

Three Promissory Notes

Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of Perma-Fix of Orlando, Inc. ("PFO"), Perma-Fix of South Georgia, Inc. ("PFSG") and Perma-Fix of Michigan, Inc. ("PFMI"), a portion of the consideration was paid in the form of the Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of PFO, PFSG and PFMI. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $268,000 at March 31, 2004, which is in the current portion. Payments of such Promissory Notes are guaranteed by PFMI under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by PFMI. These Promissory Notes are subject to subordination agreements with our senior and subordinated lenders.

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

Senior Subordinated Notes

On July 31, 2001, we issued approximately $5,625,000 of our 13.50% Senior Subordinated Notes due July 31, 2006 (the "Notes"). The Notes were issued pursuant to the terms of a Note and Warrant Purchase Agreement, dated July 31, 2001 (the "Purchase Agreement"), between the Company, Associated Mezzanine Investors - PESI, L.P. ("AMI"), and Bridge East Capital, L.P. ("BEC"). The Notes are unsecured and are unconditionally guaranteed by our subsidiaries. Our payment obligations under the Notes are subordinate to our payment obligations to our primary lender and to certain other of our debts up to an aggregate amount of $25,000,000.

Under the terms of the Purchase Agreement, we also issued to AMI and BEC Warrants to purchase up to 1,281,731 shares of our Common Stock ("Warrant Shares") at an initial exercise price of $1.50 per share (the "Warrants"), subject to adjustment under certain conditions which were valued at $1,622,000 and recorded as a debt discount and are being amortized over the term of the Notes. As of March 31, 2004, the unamortized portion of the debt discount was $757,000. The Warrants, as issued, also contain a cashless exercise provision. The Warrant Shares are registered under an S-3 Registration Statement that was declared effective on November 27, 2002.

Promissory Note

In conjunction with our acquisition of East Tennessee Materials and Energy Corporation ("M&EC"), M&EC issued a promissory note for a principal amount of $3,714,000 to PDC, dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended, (7.0% on March 31, 2004) and payable in lump sum at the end of the loan period. On March 31, 2004, the outstanding balance was $4,363,000 including accrued interest of approximately $1,009,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

Installment Agreement

Additionally, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the Applicable Rate and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On March 31, 2004 the Applicable Rate was 7.0%. On March 31, 2004, the outstanding balance was $1,078,000 including accrued interest of approximately $245,000.

4. Commitments and Contingencies

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

Legal

In the normal course of conducting our business, we are involved in various litigations. Except as stated below, there has been no material change in legal proceedings from those disclosed previously in the Company's Form 10-K for the year ended December 31, 2003.

In March 2004, we settled the lawsuit, Bryson Adams, et al. v. Environmental Purification Advancement Corporation, et al.; Civil Action No. 99-1998, United States District Court, Western District of Louisiana. We paid in settlement of this lawsuit the sum of $60,000 in April 2004, and accrued the expense during the three months ended March 31, 2004.

We recently discovered that our Tulsa, Oklahoma subsidiary, which has a permit to treat and store hazardous waste in certain areas of its facility, had been improperly accepting and storing a substantial amount of hazardous and non-hazardous waste in violation of certain environmental laws in areas not permitted to accept and/or to store hazardous and non-hazardous waste. We voluntarily reported this matter to the appropriate Oklahoma authorities and have removed this waste to permitted treated, storage and/or disposal facilities. We are working with the Oklahoma authorities to provide the information they requested as to this matter. As of the date of this report, we have not been notified by the Oklahoma authorities as to what action or actions, if any, they will take against our subsidiary as a result of this improper acceptance and storage of waste. The Oklahoma authorities could assert monetary fines or penalties or take other action against our subsidiary (including, but not limited to, loss of permits), which may have a material adverse effect on us.

Insurance

We believe we maintain insurance coverage adequate for our needs and which is similar to, or greater than, the coverage maintained by other companies of our size in the industry. There can be no assurances, however, those liabilities, which may be incurred by us, will be covered by our insurance or that the dollar amount of such liabilities, which are covered, will not exceed our policy limits. Under our insurance contracts, we usually accept self-insured retentions, which we believe is appropriate for our specific business risks. We are required by EPA regulations to carry environmental impairment liability insurance providing coverage for damages on a claims-made basis in amounts of at least $1,000,000 per occurrence and $2,000,000 per year in the aggregate. To meet the requirements of customers, we have exceeded these coverage amounts.

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantee to the states that, in the event of closure, our permitted facilities will be closed in accordance with the regulations. The policy provides $35,000,000 of financial assurance coverage and has available capacity to allow for annual inflation and other performance and surety bond requirements. On the fourth and subsequent anniversaries of the contract inception, the Company may elect to terminate this contract. During the second quarter of 2003 we made an upfront payment of $4,000,000, of which $2,766,000 represents the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account. Additionally, in February 2004 we paid the first of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of March 31, 2004, we have recorded $2,225,000 in our Finite Risk Sinking Fund on the balance sheet.

5. Acquisitions

On March 23, 2004, our subsidiary, Perma-Fix of Maryland, Inc. ("PFMD") completed it's acquisition of certain assets of USL Environmental Services, Inc. d/b/a A&A Environmental ("A&A"), primarily located in Baltimore, Md., and our subsidiary, Perma-Fix of Pittsburgh, Inc. ("PFP") completed its acquisition of certain assets of US Liquids of Pennsylvania, Inc. d/b/a EMAX ("EMAX"). Both A&A and EMAX are wholly owned subsidiaries of US Liquids Inc. ("USL"). PFMD is using the acquired assets of A&A to provide a full line of environmental, marine and industrial maintenance services. PFMD offers expert environmental services such as 24-hour emergency response, vacuum services, hazardous and non-hazardous waste disposal, marine environmental and other remediation services. PFP is utilizing the acquired assets of EMAX to provide a variety of environmental services such as transportation of drums and bulk loads, tank cleaning, industrial maintenance, dewatering, drum management and chemical packaging. PFP also has a wastewater treatment group, which provides for the treatment of non-hazardous wastewaters such as leachates, oily waters, industrial process waters and off-spec products.

We paid  $2,915,000  in  cash  for  the  acquired  assets  and  assumed  certain liabilities of A&A and EMAX. The acquisitions were accounted for using the purchase method effective March 23, 2004, and accordingly, the estimated fair values of the assets acquired and liabilities assumed of A&A and EMAX as of this date, and the results of operations since this date, are included in the accompanying consolidated financial statements. As of March 23, 2004, we performed preliminary purchase price allocations based upon information available as of this date, and we are in the process of obtaining third party evaluations of certain assets, thus, the allocation of the purchase prices are subject to refinement. Accordingly, the purchase prices were preliminarily allocated to the net assets and net liabilities so acquired and assumed based on their estimated fair values. Included in these preliminary allocations were current assets of $2,481,000, property and equipment of $2,066,000, current liabilities of approximately $1,141,000 and long-term environmental liability of $491,000. Based on the preliminary purchase price allocations no goodwill was recorded.

6. Private Placement

On March 22, 2004, we completed a private placement for gross proceeds of approximately $10,386,000 through the sale of 4,616,113 shares of our Common Stock at $2.25 per share and Warrants to purchase an additional 1,615,638 shares of our Common Stock exercisable at $2.92 per share and a term of three years. The private placement was sold to fifteen accredited investors. The net cash proceeds received of $9,946,000, after paying placement agent fees, were used in connection with the acquisitions of certain acquired assets of A&A and EMAX discussed above, and to pay down the Revolving Credit. We have incurred an additional $75,000 for expenses related to the private placement. We intend to use our availability under our Revolving Credit to repay higher interest debt such as the Notes with an interest rate of 13.5%. We also issued Warrants to purchase an aggregate of 160,000 shares of our Common Stock, exercisable at $2.92 per share and with a three year term, for consulting services related to the private placement.

7. Operating Segments

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

Our operating segments are defined as follows:

The Industrial Waste Management Services segment, which provides on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial waste, commercial waste and wastewater through our eight facilities; Perma-Fix Treatment Services, Inc., Perma-Fix of Dayton, Inc., Perma-Fix of Ft. Lauderdale, Inc., Perma-Fix of Orlando, Inc., Perma-Fix of South Georgia, Inc., Perma-Fix of Michigan, Inc., Perma-Fix of Maryland, Inc. (which acquired certain assets and assumed certain liabilities of A&A) and Perma-Fix of Pittsburgh, Inc. (which acquired certain assets of EMAX) We provide through Perma-Fix Field Services various waste management services to certain governmental agencies.

The Nuclear Waste Management Services segment, which provides treatment, storage, processing and disposal services for waste which is both hazardous and low-level radioactive ("Mixed Waste"). Included in such is research, development, on and off-site waste remediation of nuclear mixed and low-level radioactive waste through our three facilities; Perma-Fix of Florida, Inc., Diversified Scientific Services, Inc. and East Tennessee Materials and Energy Corporation.

The Consulting Engineering Services segment provides environmental engineering and regulatory compliance services through Schreiber, Yonley & Associates, Inc. which includes oversight management of environmental restoration projects, air and soil sampling and compliance and training activities, as well as, engineering support as needed by our other segments.

The table below presents certain financial information in thousands by business segment for the three months ended March 31, 2004 and 2003.

Segment Reporting for the Quarter Ended March 31, 2004


                                  Industrial      Nuclear
                                     Waste         Waste                       Segments                     Consolidated
                                   Services      Services     Engineering        Total       Corporate(2)      Total
                                 -------------   ----------  -------------   ------------   -------------   --------------
Revenue from external customers     $ 7,266      $ 9,475(3)     $   728        $ 17,469         $    --        $17,469
Intercompany revenues                   275          988             61           1,324              --          1,324
Interest income                           1           --             --               1              --              1
Interest expense                        166          454             --             620              50            670
Interest expense-financing fees          --           --             --              --             256            256
Depreciation and amortization           575          649              7           1,231               5          1,236
Segment profit (loss)                (2,533)         484              4          (2,045)             --         (2,045)
Segment assets(1)                    44,572       56,749          2,076         103,397           8,932        112,329
Expenditures for segment assets         359          662              8           1,029              44          1,073


Segment Reporting for the Quarter Ended March 31, 2003


                                  Industrial      Nuclear
                                     Waste         Waste                       Segments                    Consolidated
                                   Services      Services     Engineering        Total      Corporate(2)      Total
                                 -------------   ----------  -------------   -----------   -------------   --------------
Revenue from external customers     $10,243      $ 8,386(3)    $    889        $ 19,518        $    --        $ 19,518
Intercompany revenues                 1,143          407            133           1,683             --           1,683
Interest income                           2           --             --               2             --               2
Interest expense                        182          485             (3)            664             38             702
Interest expense-financing fees          --            2             --               2            299             301
Depreciation and amortization           534          577             10           1,121             19           1,140
Segment profit (loss)                  (828)         316             81            (431)            --            (431)
Segment assets(1)                    41,597       58,176          2,155         101,928          4,559         106,487
Expenditures for segment assets         446          669              2           1,117             87           1,204

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2) Amounts reflect the activity for corporate headquarters not included in the segment information.

(3) The consolidated revenues within the Nuclear Waste Services segment include the Bechtel Jacobs revenues for the quarter ended March 31, 2004, which total $1,516,000 or (8.7%) of total revenue and $1,733,000 (or 8.9%)
      for the same quarter in 2003.

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

      o ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and the Company's facilities in Memphis, Tennessee; Detroit, Michigan; and Valdosta, Georgia;

      o ability to remediate certain contaminated sites for projected amounts;

      o ability to fund up to $5,625,000 of budgeted capital expenditures during 2004;

      o     as  the  M&EC   facility   continues   to  enhance  its   processing
            capabilities and completes certain expansion projects, the Company could see higher total revenues under Oak Ridge Contracts;

      o     increasing other sources of revenue at M&EC;

      o     growth of our Nuclear segment;

      o     positive results in our Industrial segment from our strategy;

      o     improvement in the second and third quarters;

      o     Actions to be taken against our Oklahoma subsidiary;

      o use of proceeds from the private placement to pay off higher interest debt; and

      o ability under the joint ventures to win contract awards and perform remedial activities.

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

      o Oklahoma authorities could assert monetary fines or penalties or other action against our Tulsa subsidiary (including, but not limited to, loss of permits);

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

Overview

We provide services through three reportable operating segments. The Industrial Waste Management Services segment ("Industrial segment") is engaged in on-site and off-site treatment, storage, disposal and processing of a wide variety of by-products and industrial, hazardous and non-hazardous wastes, and with the recent acquisitions, added 24-hour emergency response, vacuum services and marine and industrial maintenance services. The segment operates and maintains facilities and businesses in the waste by-product brokerage, on-site treatment and stabilization, and off-site blending, treatment and disposal industries. The Nuclear Waste Management Services segment ("Nuclear segment") provides treatment, storage, processing and disposal services of mixed waste (waste containing both hazardous and low-level radioactive materials) and low-level radioactive wastes, including research, development and on-site and off-site waste remediation. The presence of nuclear and low-level radioactive constituents within the waste streams processed by this segment create different and unique operational, processing and permitting/licensing requirements from those contained within the Industrial segment. Our Consulting Engineering Services segment provides a wide variety of environmental related consulting and engineering services to both industry and government. These services include oversight management of environmental restoration projects, air and soil sampling, compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities.

The  results,  on a  consolidated  basis,  for the  first  quarter  of 2004 were disappointing. However, we were able to achieve a number of important developments during the quarter, including the acquisitions of certain assets by Perma-Fix of Maryland, Inc. ("PFMD") and Perma-Fix of Pittsburgh, Inc. ("PFP"). These acquisitions enable us to expand the Industrial segment's presence within one of its most consistent and profitable markets. Also, the Nuclear segment continues to grow the business, to reduce its processing costs and to demonstrate its capabilities. We are working on several strategic initiatives to not only treat, but also characterize and handle radioactive and mixed waste, which should ultimately improve the flow of waste into our Nuclear facilities. The Industrial segment's revenues and gross margin were down dramatically during the first quarter of 2004, due principally to the recent restructuring, which included the elimination of low-margin, high volume services, and the reduction in the segment's dependence on outside broker disposal services. The quarter was also affected by an exaggerated seasonal slowdown in this first quarter, coupled with the ongoing disruption of our Michigan facility resulting from a fire in the fourth quarter of 2003, and a reduction in our government revenue within the Industrial segment.

Results of Operations

The table below should be used when reviewing management's discussion and analysis for the three months ended March 31, 2004 and 2003:

                                                     Three Months Ended
                                                           March 31,
                                              ----------------------------------
Consolidated (amounts in thousands)              2004       %      2003      %
--------------------------------------------------------------------------------
Net Revenues                                  $17,469    100.0   $19,518   100.0
Cost of good sold                              13,908     79.6    14,457    74.1
                                              -------    -----   -------   -----
     Gross Profit                               3,561     20.4     5,061    25.9

Selling, general and administrative             4,390     25.1     4,380    22.4
                                              -------    -----   -------   -----
     Income (loss) from operations            $  (829)    (4.7)  $  681     3.5
                                              =======    =====   ======    ====
Interest expense                                 (670)    (3.8)   (702)    (3.6)

Interest expense-financing fees                  (256)    (1.5)   (301)    (1.5)

Preferred Stock dividends                         (47)     (.3)    (46)     (.2)

Summary - Three Months Ended March 31, 2004 and 2003

Net Revenue

Consolidated net revenues decreased to $17,469,000 for the quarter ended March 31, 2004, as compared to $19,518,000 for the same quarter in 2003. Historically we experience reduced revenues during the first quarter of our fiscal year. See "Known Trends and Uncertainties - Seasonality" of this Management's Discussion and Analysis. During the first quarter 2004 this trend was more severe than we normally experienced during the first quarter in previous years. The decrease of $2,049,000 or 10.5% is primarily attributable to a decrease in the Industrial segment of approximately $2,977,000 resulting principally from the continued restructuring of the segment. The Industrial segment has made the strategic decision to eliminate low margin broker business and replace it with higher margin generator direct revenue, which resulted in reduced revenues in the first quarter of 2004. We have noticed revenues turning upward during the last month of the quarter as we believe that our strategy has begun to show positive results. Other reductions were due to the Industrial segment suffering a temporary disruption in their bulking services at our Michigan facility since November of last year due to a fire and from the first quarter seasonal slowdown. The remaining decrease for the segment is attributable to the decline in government revenues of approximately $993,000, partially a result of special event work that was performed in the first quarter of 2003, which was not available in 2004, and roughly $336,000 due to a contract that expired during the second quarter of 2003. Partially offsetting the decrease within the segment is $505,000 of revenue contributed from two facilities acquired as of March 23, 2004. See "Acquisitions" of this Management's Discussion and Analysis for further information on the acquired facilities. Positively impacting 2003, which was not duplicated in 2004, was the Newport Hydrolysate project, from which we recognized revenue of $560,000 during the first quarter of 2003. The Consulting Engineering Service segment also experienced a decrease of approximately $161,000. Offsetting these decreases, was an increase in the Nuclear segment of approximately $1,089,000, resulting from the continued expansion within the mixed waste market as our facilities demonstrate their ability to accept and process more complex waste streams, and we receive new contracts for additional services such as the characterization and handling of radioactive and mixed waste. Consolidated revenues with Bechtel Jacobs Company, which includes the Oak Ridge contracts, totaled $1,516,000 or 8.7% of total revenues for the three months ended March 31, 2004, compared to $1,733,000 or 8.9% for the three months ended March 31, 2003. See

"Known Trends and Uncertainties - Significant Contracts" of this Management's Discussion and Analysis. The backlog of stored waste within the Nuclear segment at March 31, 2004, was approximately $5,040,000, compared to $5,782,000 at December 31, 2003.

Cost of Goods Sold

Cost of goods sold decreased $549,000 or 3.8% for the quarter ended March 31, 2004, as compared to the quarter ended March 31, 2003. This decrease in cost of goods sold principally reflects a decrease in the Industrial segment of approximately $1,058,000, which primarily relates to the decrease in revenues. This decrease, included the reduction in costs from 2003 due to the Newport hydrolysate project, not duplicated in 2004. Partially offsetting the decrease was the additional costs to process and dispose of waste related to the loss of our Michigan facility's ability to perform bulking services in November 2003, as this facility is still unable to perform certain services, and the additional transportation and disposal costs incurred as the segment completes its restructuring and integration efforts. The first quarter of 2004 also reflected additional operating costs related to revenue from the two facilities acquired, as of March 23, 2004. Additionally, the Consulting Engineering Services segment experienced a decrease of $37,000, which corresponds with the reduction in revenue. Partially offsetting these decreases was an increase in cost of goods sold for the Nuclear segment of $546,000 due to the correlating increase in sales. Depreciation expense of $1,140,000 and $1,036,000 for the quarters ended March 31, 2004 and 2003, respectively, is included in cost of goods sold, which reflects an increase of $104,000.

Gross Profit

The resulting gross profit for the quarter ended March 31, 2004, decreased $1,500,000 to $3,561,000, which as a percentage of revenue is 20.4%, as compared to 25.9% for the quarter ended March 31, 2003. The decrease in gross profit percentage principally reflects a decrease in the Industrial segment from 19.0% in 2003 to 0.4% in 2004. The segment's decrease reflects the fixed costs of operating the facilities being spread over reduced revenues, relating in part to the restructuring, as well as the decrease in margin from the loss of the Michigan facility's ability to perform bulking services after the fire in November of last year. The effects of the March 23, 2004 acquisitions and the loss of the Newport hydrolysate project included in the first quarter of 2003, principally offset each other for the quarter ended March 31, 2004. Additionally, there was a decrease in the Consulting Engineering Services segment from 32.7% in 2003 to 22.9% in 2004, which reflects the impact of lower revenues during the quarter covering certain fixed costs. The decrease in gross profit percentage is partially offset by an increase in the Nuclear segment from 33.6% in 2003 to 35.5% in 2004, reflecting mainly the favorable product mix during the quarter, improvements within the waste processing lines and the benefit from the fixed cost nature of these facilities as revenues increase.

Selling, General and Administrative

Selling, general and administrative expenses increased $10,000 or 0.2% for the quarter ended March 31, 2004, as compared to the quarter ended March 31, 2003. This increase is partially due to the Nuclear segment expenses increasing $139,000, over the first quarter of 2003 as a result of increased payroll and related expense, as the segment builds stronger infrastructures. Additionally, the Company as a whole experienced increases of $232,000, from payroll related expenses, as well as additional legal, audit and public company expenses in the normal course of business for 2004, which included Sarbanes Oxley Compliance activities. The first quarter of 2003 was positively impacted by a one time insurance credit of $90,000. Offsetting the increase was a decrease in the Industrial and Consulting Engineering Services segments. The majority of the savings for these two segments relates to payroll and related expenses and outside services, with the decrease in the Industrial segment partially due to the restructuring of the segment. Depreciation and amortization expense of $97,000 and $104,000 was included within selling, general and administrative expenses for the first quarters of 2004 and 2003, respectively. As a percentage of revenue, selling, general and administrative expenses increased to 25.1% for the quarter ended March 31, 2004, compared to 22.4% for the same period in 2003.

Interest Expense

Interest expense decreased $32,000 for the quarter ended March 31, 2004, as compared to the corresponding period of 2003. This decrease reflects lower borrowing levels and interest rates on our PNC revolving credit and term loan, resulting in a decrease in interest expense of $40,000. Additionally, this decrease reflects the impact of the reduction in debt associated with past acquisitions resulting in a decrease in interest expense of $18,000. Offsetting these decreases was an increase in interest expense of $26,000 associated with debt entered into in 2003, principally related to facility and computer upgrades.

Interest Expense - Financing Fees

Interest expense-financing fees decreased $45,000 for the three months ended March 31, 2004, as compared to the corresponding period for 2003. These financing fees are principally associated with the credit facility and term loan with PNC and the senior subordinated notes, and are amortized to expense over the term of the loan agreements. This decrease was primarily due to a one-time write-off of fees in March 2003, associated with other short term financing.

Preferred Stock Dividends

Preferred Stock dividends remained relatively constant at $47,000 and $46,000 for the quarters ended March 31, 2004 and 2003, respectively. The Preferred Stock dividends are comprised of approximately $31,000 accrued dividends from our Series 17 Preferred Stock, and $16,000 from the accrual of preferred dividends on the Preferred Stock of our subsidiary, M&EC.

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

At March 31, 2004, we had cash of $517,000. This cash total reflects an increase of $106,000 from December 31, 2003, as a result of net cash provided by operations of $2,612,000 and cash provided by financing activities of $2,442,000 (principally proceeds from the issuance of Common Stock in connection with Warrant and option exercises and issuances under our employee stock purchase plan of approximately $888,000 and net proceeds of $9,871,000 received in connection with the private placement discussed below under "Private Placement" of this Management's Discussion and Analysis, and partially offset by net repayments of our revolving credit facility and repayments of our long-term debt of approximately $8,317,000) offset by cash used in investing activities of $4,948,000 (principally funds used for acquisitions of $2,903,000, net purchases of equipment, totaling $1,073,000 and a deposit to the finite risk sinking fund of $991,000). We are in a net borrowing position and therefore attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes remittance lock boxes and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility. The cash balance at March 31, 2004 represents payroll account fundings, which were not withdrawn until after quarter-end and from proceeds received from Warrant exercises.

Operating Activities

Accounts   receivable,   net  of  allowances  for  doubtful  accounts,   totaled
$23,526,000, a decrease of $1,096,000 from the December 31, 2003 balance of $24,622,000. This decrease reflects the impact of decreased revenues within the Industrial segment, which resulted in a decrease of $819,000. This decrease was offset by an increase in accounts receivable of $2,095,000 as a result of the assets purchased in the acquisitions discussed below in this Management's Discussion & Analysis. Additionally the Nuclear segment experienced a decrease of $2,310,000 primarily due to increased collections within this segment. The Consulting Engineering Services segment also experienced a decrease of $62,000 reflecting the impact of decreased revenues during the quarter for this segment.

As of March 31, 2004, total consolidated accounts payable was $7,553,000, an increase of $1,194,000 from the December 31, 2003, balance of $6,359,000. This increase in accounts payable reflects the impact of the acquisitions, which resulted in an increase of $992,000. Additionally, accounts payable increased due to unfinanced capital expenditures.

Working capital at March 31, 2004, was $3,024,000, as compared to working capital of $4,159,000 at December 31, 2003, reflecting a decrease of $1,135,000. This working capital decrease principally reflects the decreased accounts receivable balance net of the increased accounts payable balance at the end of the period.

Investing Activities

Our purchases of capital equipment for the three-month period ended March 31, 2004, totaled approximately $1,073,000. These expenditures were for expansion and improvements to the operations principally within both our Industrial and Nuclear segments. The capital expenditures were funded by cash provided by operations and from proceeds from the issuance of stock, upon exercise of Warrants and Options. We had budgeted capital expenditures of up to approximately $5,600,000 for 2004, which includes an estimated $1,675,000 for completion of certain 2003 projects in process, as well as other identified capital purchases for the expansion and improvement to the operations and for certain compliance related enhancements. Our purchases during 2004 include approximately $517,000 to complete certain of the 2003 projects in process. We anticipate funding capital expenditures by a combination of lease financing, internally generated funds, and/or the proceeds received from Option and Warrant exercises.

Financing Activities

We have a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC"). The Agreement provided, at inception, for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves PNC reasonably deems proper and necessary. The Revolving Credit advances shall be due and payable in full on December 22, 2005. As of March 31, 2004, the excess availability under our Revolving Credit was $11,437,000 based on our eligible receivables, and after reducing the outstanding balance of our Revolving Credit with approximately $6,966,000 of the net proceeds from our recently completed private placement. We intend to use a portion of the unused excess availability to pay off higher interest debt, such as our 13.5 % Senior Subordinated Notes.

Pursuant to the Agreement the Term Loan bears interest at a floating rate equal to the prime rate plus 1 1/2 %, and the Revolving Credit at a floating rate equal to the prime rate plus 1%. The loans are subject to a prepayment fee of 1 1/2 % in the first year, 1% in the second and third years and 3/4 % after the third anniversary until termination date.

Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of Perma-Fix of Orlando, Inc. ("PFO"), Perma-Fix of South Georgia, Inc. ("PFSG") and Perma-Fix of Michigan, Inc. ("PFMI"), a portion of the consideration was paid in the form of the Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of PFO, PFSG and PFMI. The Promissory Notes are paid in equal monthly installments of principal and interest of approximately $90,000 over five years and having an interest rate of 5.5% for the first three years and 7% for the remaining two years. The aggregate outstanding balance of the Promissory Notes total $268,000 at March 31, 2004, which is in current liabilities. Payments of such Promissory Notes are guaranteed by PFMI under a non-recourse guaranty, which non-recourse guaranty is secured by certain real estate owned by PFMI. These Promissory Notes are subject to subordination agreements with our senior and subordinated lenders.

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

On July 31, 2001, we issued approximately $5,625,000 of our 13.50% Senior Subordinated Notes due July 31, 2006 (the "Notes"). The Notes were issued pursuant to the terms of a Note and Warrant Purchase Agreement, dated July 31, 2001 (the "Purchase Agreement"), between the Company, Associated Mezzanine Investors - PESI, L.P. ("AMI"), and Bridge East Capital, L.P. ("BEC"). The Notes are unsecured and are unconditionally guaranteed by our subsidiaries. Our payment obligations under the Notes are subordinate to our payment obligations to our primary lender and to certain other of our debts up to an aggregate amount of $25,000,000. It is our intent to prepay the Notes as discussed above.

Under the terms of the Purchase Agreement, we also issued to AMI and BEC Warrants to purchase up to 1,281,731 shares of our Common Stock ("Warrant Shares") at an initial exercise price of $1.50 per share (the "Warrants"), subject to adjustment under certain conditions which were valued at $1,622,000 and recorded as a debt discount and are being amortized over the term of the Notes. As of March 31, 2004, the unamortized portion of the debt discount was $757,000. The Warrants, as issued, also contain a cashless exercise provision. The Warrant Shares are registered under an S-3 Registration Statement that was declared effective on November 27, 2002.

In conjunction with our acquisition of East Tennessee Materials and Energy Corporation ("M&EC"), M&EC issued a promissory note for a principal amount of $3,714,000 to PDC, dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended, (7.0% on March 31, 2004) and payable in lump sum at the end of the loan period. On March 31, 2004, the outstanding balance was $4,363,000 including accrued interest of approximately $1,009,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

Additionally, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the Applicable Rate and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On March 31, 2004 the Applicable Rate was 7.0%. On March 31, 2004, the outstanding balance was $1,078,000 including accrued interest of approximately $245,000.

The accrued dividends on the outstanding Preferred Stock for the period July 1, 2003, through December 31, 2003, in the amount of approximately $63,000 were paid in February 2004 in the form of 19,643 shares of Common Stock of the Company. The dividends for the period January 1, 2004, through March 31, 2004, total $31,000, and will be paid in August 2004. Under our loan agreements, we are prohibited from paying cash dividends on our outstanding capital stock.

As previously discussed, a fire at our Michigan facility did considerable damage to the facility. The facility had also incurred minor disruption from off specification waste from a customer shipment received during the first quarter of 2003. We intend to replace and repair this facility using insurance proceeds. However, we have a $500,000 deductible under our policy, which we will be required to pay. We have brought litigation against the customer that we believe contributed to the disruption during the first quarter of 2003, and at this time, there are no assurances that we will be successful in our lawsuit.

In summary, we have continued to take steps to improve our operations and liquidity as discussed above. However, we continue to invest our working capital back into our facilities to fund capital additions for expansion within both the nuclear and industrial segments. The first quarter, which is traditionally our slowest period, experienced an exaggerated seasonal slowdown. This slowdown, combined with the continued weak performance from the economy, the disruption of our Michigan facility from a fire in the fourth quarter of 2003 and the elimination of low margin business and reduction in government revenues in the Industrial segment, has negatively impacted our liquidity. If we are unable to improve our operations and become profitable in the foreseeable future, such would have a material adverse effect on our liquidity position.

Acquisitions

On March 23, 2004, our subsidiary, PFMD completed it's acquisition of certain assets of A&A and our subsidiary, PFP completed its acquisition of certain assets of EMAX. We paid $2,915,000 in cash for the acquired assets and assumed liabilities of A&A and EMAX, using funds received in connection with the private placement discussed below. A&A and EMAX had unaudited combined revenues of approximately $15.0 million in 2003 and a combined loss of approximately $299,000.

Private Placement

On March 22, 2004, we completed a private placement for gross proceeds of approximately $10,386,000 through the sale of 4,616,113 shares of our Common Stock at $2.25 per share and Warrants to purchase an additional 1,615,638 shares of our Common Stock exercisable at $2.92 per share and a term of three years. The private placement was sold to fifteen accredited investors. The net cash proceeds received of $9,946,000, after paying placement agent fees, were used in connection with the acquisitions of certain acquired assets of A&A and EMAX discussed above, and to pay down the Revolving Credit. We have incurred an additional $75,000 for expenses related to the private placement. We intend to use our availability under our Revolving Credit to repay higher interest debt such as the Notes with an interest rate of 13.5%. We also issued Warrants to purchase an aggregate of 160,000 shares of our Common Stock, exercisable at $2.92 per share and with a three year term, for consulting services related to the private placement. See Item 2, Part II of this report for further discussion as to the private placement.

Contractual Obligation

The following table summarizes our contractual obligations at March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

                                                  Payments due by period
                                           -------------------------------------
                                                                          After
Contractual Obligations           Total      2004   2005-2007 2008-2009   2009
--------------------------------------------------------------------------------
Long-term debt                   $20,851   $ 2,570   $17,480   $   801   $    --
Interest on long-term debt         1,254        --        --     1,254        --
Operating leases                   3,848     1,092     2,671        85        --
Finite risk policy                 8,030        --     3,011     2,008     3,011
Purchase obligations (1)              --        --        --        --        --
                                 -------   -------   -------   -------   -------
  Total contractual obligations  $33,983   $ 3,662   $23,162   $ 4,148   $ 3,011
                                 =======   =======   =======   =======   =======

(1) We are not a party to any significant long-term service or supply contracts with respect to our processes. We refrain from entering into any long-term purchase commitments in the ordinary course of business.

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that in the event of closure our permitted facilities will be closed in accordance with the regulations. The policy provides $35,000,000 of financial assurance coverage and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy required an upfront payment of $4,000,000, of which $2,766,000 represents the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account. Additionally, in February 2004 we paid the first of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of March 31, 2004, we have recorded $2,225,000 in our sinking fund on the balance sheet. In comparison, we paid $1,121,000 of non-returnable insurance premiums for the year 2002 financial assurance program, along with an additional collateral requirement of $4,000,000 in the form of a letter of credit issued by PNC, at an annual fee of $160,000 per year. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, the Insurer will pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

Warrant and Option Exercises

During the first quarter of 2004, Capital Bank Grawe Gruppe, AG ("Capital Bank") exercised three of its outstanding warrants and a portion of two other warrants to purchase an aggregate of 329,262 shares of our Common Stock at a total exercise price of approximately $625,000. Additionally, various other investors exercised Warrants to purchase 86,787 shares of our Common Stock, of which 36,787 shares were issued on a cashless basis, and proceeds of $85,000 were received for the remaining shares. Holders of certain outstanding options exercised their options to purchase 77,240 shares of our Common Stock for an aggregate purchase price of approximately $107,000. The Warrants and options were exercised in accordance with the terms of their respective documents. The proceeds of the Warrant and options exercise were used to fund capital expenditures and current working capital needs.

Critical Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as, the reported amounts of revenues and expenses during the reporting period. We believe the following critical accounting policies affect the more significant estimates used in preparation of the consolidated financial statements:

Revenue Recognition Estimates. Effective September 1, 2003 we refined our percentage of completion methodology for purposes of revenue recognition in our Nuclear Segment. As we accept more complex waste streams in this segment, the treatment of those waste streams becomes more complicated and more time consuming. We have continued to enhance our waste tracking capabilities and systems, which has enabled us to better match the revenue earned to the processing milestones achieved. The major milestones are receipt, treatment/processing, and shipment/final disposition. Upon receiving mixed waste we recognize 33% of revenue as we incur costs for transportation, analytical and labor associated with the receipt of mixed wastes. As the waste is processed, shipped and disposed of we recognize the remaining 67% of revenue and all associated costs.

Allowance for Doubtful Accounts. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that are uncollectable. We regularly review all accounts receivable balances and based on an assessment of current credit worthiness, estimate the portion, if any, of the balance that are uncollectable. This allowance was approximately 0.8%, of revenue for both 2003 and 2002, and approximately 3.6%, and 2.9% of accounts receivable for the three month periods ended March 31, 2004 and 2003, respectively.

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

Accrued Closure Costs. Accrued closure costs represent a contingent environmental liability to clean up a facility in the event we cease operations in an existing facility. The accrued closure costs are estimates based on guidelines developed by federal and/or state regulatory authorities under RCRA. Such costs are evaluated annually and adjusted for inflationary factors and for approved changes or expansions to the facilities. Increases due to inflationary factors for 2004 and 2003, have been approximately 1.6% and 1.1% respectively, and based on the historical information, we do not expect future inflationary changes to differ materially. Increases or decreases in accrued closure costs resulting from changes or expansions at the facilities are determined based on specific RCRA guidelines applied to the requested change. This calculation includes certain estimates, such as disposal pricing, external labor, analytical costs and processing costs, which are based on current market conditions. However, we have no intention, at this time, to close any of our facilities.

Accrued Environmental Liabilities. We have four remediation projects currently in progress. The current and long-term accrual amounts for the projects are our best estimates based on proposed or approved processes for clean-up. The circumstances that could affect the outcome range from new technologies that are being developed every day to reduce our overall costs, to increased contamination levels that could arise as we complete remediation which could increase our costs, neither of which we anticipate at this time. In addition, significant changes in regulations could adversely or favorably affect our costs to remediate existing sites or potential future sites, which cannot be reasonably quantified. We have also accrued long term environmental liabilities for our recently acquired facilities, however as these are not permitted facilities we are currently under no obligation to clean up the contamination.

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

Known Trends and Uncertainties

Seasonality. Historically we have experienced reduced revenues, operating losses or decreased operating profits during the first and fourth quarters of our fiscal years due to a seasonal slowdown in operations from poor weather conditions and overall reduced activities during the holiday season and through January and February of the first quarter. During our second and third fiscal quarters there has historically been an increase in revenues and operating profits. Management expects this trend to continue in future years. As discussed above, this trend continued in the first quarter 2004, but the reduction in revenues and the net loss for the first quarter 2004 was greater than we have historically experienced in prior first quarter periods as previously discussed. The DOE and DOD represent major customers for the Nuclear segment. In conjunction with the federal government's September 30 fiscal year-end, the Nuclear segment experiences seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements. Correspondingly for a period of approximately three months following September 30, the Nuclear segment is generally seasonably slow, as the governmental budgets are still being finalized, planning for the new year is occurring and we enter the holiday season.

Economic Conditions. Economic downturns or recessionary conditions can adversely affect the demand for our services, principally within the Industrial segment. Reductions in industrial production generally follow such economic conditions, resulting in reduced levels of waste being generated and/or sent off for treatment. We believe that our revenues and profits were negatively affected within this segment by the recessionary conditions in 2003, and that this trend continued into 2004.

Significant contracts. Our revenues are principally derived from numerous and varied customers. However, our Nuclear segment has a significant relationship with Bechtel Jacobs, who manages the Oak Ridge contracts under which our Oak Ridge Tennessee subsidiary ("M&EC") operates. Our revenues with Bechtel Jacobs contributed 8.7% of total consolidated revenues in the three months ended March 31, 2004 and 8.9% of total consolidated revenues during the same period in 2003. As the M&EC facility continues to enhance its processing capabilities and completes certain expansion projects and with the amended pricing structure under the Oak Ridge contracts, we could see higher total revenue with Bechtel
Jacobs and under the Oak Ridge contracts. The Oak Ridge contracts have been extended for a period of two years, through June 2005, with several pricing modifications. In February 2003, M&EC commenced legal proceedings against Bechtel Jacobs, the general contractor under the Oak Ridge contracts, seeking payment from Bechtel Jacobs of approximately $4.3 million in surcharges relating to certain wastes that were treated by M&EC in 2001 and 2002 under the Oak Ridge contracts. These surcharges have not yet been billed. Bechtel Jacobs continues to deliver waste to M&EC for treatment, and M&EC continues to accept such waste. In addition, subsequent to the filing of the lawsuit, M&EC has entered into a new contract with Bechtel Jacobs to treat DOE waste. There is no guarantee of future business under the Oak Ridge contracts, and either party may terminate the Oak Ridge contracts at any time. Termination of these contracts could have a material adverse effect on us. We are working towards increasing other sources of revenues at M&EC to reduce the risk of reliance on one major source of revenues.

During the first quarter of 2004, we finalized negotiations on two joint venture agreements with other remedial waste companies for the purposes of bidding on certain contracts and, if such contracts are awarded, to perform various remedial activities. If the joint ventures are awarded the contracts, we would be required to make an initial contribution of working capital to the newly formed joint venture companies. The potential initial working capital contribution for the two joint ventures in the aggregate would be approximately $500,000.

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

Environmental Contingencies. We are engaged in the waste management services segment of the pollution control industry. As a participant in the on-site treatment, storage and disposal market and the off-site treatment and services market, we are subject to rigorous federal, state and local regulations. These regulations mandate strict compliance and therefore are a cost and concern to us. Because of their integral role in providing quality environmental services, we make every reasonable attempt to maintain complete compliance with these regulations. However, even with a diligent commitment, we, as with many of our competitors, may be required to pay fines for violations or investigate and potentially remediate our waste management facilities.

We routinely use third party disposal companies, who ultimately destroy or secure landfill residual materials generated at our facilities or at a client's site. Compared to certain of our competitors, we dispose of significantly less hazardous or industrial by-products from our operations due to rendering material non-hazardous, discharging treated wastewaters to publicly-owned treatment works and/or processing wastes into saleable products. In the past, numerous third party disposal sites have improperly managed wastes that subsequently required remedial action; consequently, any party utilizing these sites may be liable for some or all of the remedial costs. Despite our aggressive compliance and auditing procedures for disposal of wastes, we have in the past and may in the future, be notified that we are a PRP at a remedial action site, which could have a material adverse effect on us.

We have budgeted for 2004 approximately $1,143,000 in environmental expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at four locations. The four locations where these expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia and PFMI's facility in Detroit, Michigan. We have estimated the expenditures for 2004 to be approximately $592,000 at the EPS site, $216,000 at the PFM location, $246,000 at the PFSG site and $89,000 at the PFMI site of which $7,000; $17,000;

$13,000; and $12,000, respectively, were spent during the first three months of 2004. Additional funds will be required for the next seven years to properly remediate these sites. We expect to fund the 2004 expenses to remediate these four sites from funds generated internally, our revolving credit facility and from the exercise of Warrants and Options, however, no assurances can be made that we will be able to do so.

We recently discovered that our Tulsa, Oklahoma subsidiary, which has a permit to treat and store hazardous waste in certain areas of its facility, had been improperly accepting and storing a substantial amount of hazardous and non-hazardous waste in violation of certain environmental laws in areas not permitted to accept and/or to store hazardous and non-hazardous waste. We voluntarily reported this matter to the appropriate Oklahoma authorities and have removed this waste to permitted treated, storage and/or disposal facilities. We are working with the Oklahoma authorities to provide the information they requested as to this matter. As of the date of this report, we have not been notified by the Oklahoma authorities as to what action or actions, if any, they will take against our subsidiary as a result of this improper acceptance and storage of waste. The Oklahoma authorities could assert monetary fines or penalties or take other action against our subsidiary (including, but not limited to, loss of permits), which may have a material adverse effect on us.

In connection with our acquisitions discussed above, we have accrued long-term environmental liabilities of $391,000 and $100,000, respectively. As part of our acquisition due diligence process we completed environmental assessments of each facility and determined a best estimate of the cost to remediate the hazardous and/or non-hazardous contamination on certain of the properties owned by PFMD and a property leased by PFP. These facilities are currently under no obligation to clean up the contamination, and we do not intend in the immediate future to begin remediation. If environmental regulations change, we could be forced to clean up the contamination.

At March 31, 2004, we had accrued environmental liabilities totaling $3,017,000, which reflects an increase of $442,000 from the December 31, 2003, balance of $2,575,000. The increase represents the additional environmental liability accrued for PFMD and PFP, partially offset by payments made on remediation projects. The March 31, 2004, current and long-term accrued environmental balance is recorded as follows:


                       PFD        PFM       PFSG       PFMI      PFMD        PFP        Total
                    --------   --------   --------   -------   --------   --------   ----------
Current Accrual     $598,000   $199,000   $233,000   $77,000   $     --   $     --   $1,107,000
Long-term accrual    150,000    603,000    666,000        --    391,000    100,000    1,910,000
                    --------   --------   --------   -------   --------   --------   ----------
      Total         $748,000   $802,000   $899,000   $77,000   $391,000   $100,000   $3,017,000
                    ========   ========   ========   =======   ========   ========   ==========

Interest Rate Swap

We entered into an interest rate swap agreement effective December 22, 2000, to modify the interest characteristics of our outstanding debt from a floating basis to a fixed rate, thus reducing the impact of interest rate changes on future income. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counter parties is included in other assets or liabilities. At March 31, 2004, the market value of the interest rate swap was in an unfavorable value position of $118,000 and was recorded as a liability. During the three months ended March 31, 2004, we recorded a gain on the interest rate swap of $12,000 that offset other comprehensive loss in the Statement of Stockholders' Equity.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


                                 PART I, ITEM 3

We are exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC. We entered into an interest rate swap agreement to modify the interest characteristics of $3,500,000 of its $7,000,000 term loan with PNC Bank, from a floating rate basis to a fixed rate, thus reducing the impact of interest rate changes on this portion of the debt.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                             CONTROLS AND PROCEDURES


                                 PART 1, ITEM 4

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports filed by us with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on the most recent evaluation, which was completed as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                           PART II - Other Information

Item 1. Legal Proceedings

      There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2003, which is incorporated herein by reference, except as follows:

      In March 2004, we settled the lawsuit, Bryson Adams, et al. v. Environmental Purification Advancement Corporation, et al.; Civil Action No. 99-1998, United States District Court, Western District of Louisiana. We paid in settlement of this lawsuit the sum of $60,000 in April 2004.

      We recently discovered that our Tulsa, Oklahoma subsidiary, which has a permit to treat and store hazardous waste in certain areas of its facility, had been improperly accepting and storing a substantial amount of hazardous and non-hazardous waste in violation of certain environmental laws in areas not permitted to accept and/or to store hazardous and non-hazardous waste. We voluntarily reported this matter to the appropriate Oklahoma authorities and have removed this waste to permitted treated, storage and/or disposal facilities. We are working with the Oklahoma authorities to provide the information they requested as to this matter. As of the date of this report, we have not been notified by the Oklahoma authorities as to what action or actions, if any, they will take against our subsidiary as a result of this improper acceptance and storage of waste. The Oklahoma authorities could assert monetary fines or penalties or take other action against our subsidiary (including, but not limited to, loss of permits), which may have a material adverse effect on us.

Item 2. Changes in Securities and Use of Proceeds

 (c) During the quarter ended March 31, 2004, we sold equity securities, as such term is defined under 12b-2 of the Exchange Act of 1934, as amended, that were not registered under the Securities Act of 1933, as amended, other than as previously reported, as follows:

      On or about January 7, 2004, Capital Bank, exercised a portion of its outstanding Warrants to purchase an aggregate of 11,762 shares of our Common Stock at a total exercise price of approximately $21,000, or $1.75 per share, in accordance with the terms of the Warrants. The shares were issued under the exemption from registration provided by Section 4(2) and/or Rule 506 of Regulation D based on Capital Bank's representations contained in the Warrant and prior dealings with us.

      On or about January 29, 2004, Capital Bank Grawe Gruppe, AG ("Capital Bank"), exercised one of its outstanding warrants to purchase 105,000 shares of our Common Stock at a total exercise price of approximately
      $207,000, or $1.9688 per share, in accordance with the terms of the warrant. The shares were issued under the exemption from registration provided by Section 4(2) and/or Rule 506 of Regulation D based on Capital Bank's representations contained in the Warrant and prior dealings with us.

      On or about February 27, 2004, Capital Bank, exercised one of its outstanding Warrants to purchase 105,000 shares of our Common Stock at a total exercise price of approximately $203,000, or $1.9375 per share, in accordance with the terms of the Warrant. The shares were issued under the exemption from registration provided by Section 4(2) and/or Rule 506 of Regulation D based on Capital Bank's representations contained in the Warrant and prior capital needs.

      On or about March 31, 2004, Capital Bank, exercised one of its outstanding Warrants to purchase 105,000 shares of our Common Stock at a total exercise price of approximately $190,000, or $1.8125 per share, in accordance with the terms of the Warrant. The shares were issued under the exemption from registration provided by Section 4(2) and/or Rule 506 of Regulation D based on Capital Bank's representations contained in the Warrant and prior dealings with us. The proceeds from all Warrant exercises were used to fund capital expenditures and current working capital needs.

      During March 2004, we completed a private placement of our Common Stock and Warrants for the purchase of our Common Stock, and for gross proceeds of approximately $10,386,000 in connection with this offering. We sold to 15 accredited investors 4,616,113 shares of Common Stock at $2.25 per share and Warrants for the purchase of up to an additional 1,615,638 shares of Common Stock. The Warrants have an exercise price of $2.92 per share and a three year term. The Warrants may be exercised pursuant to a cashless exercise option if, at any time after one year from the date of issuance of the Warrants, there is no effective registration statement registering the resale of the shares issuable upon exercise of the Warrants and such shares are not eligible to be sold pursuant to Rule 144(k) of the Securities Act. Effective, May 7, 2004, we registered the shares of Common Stock issued in the private placement, the shares of Common Stock issuable upon exercise of the Warrants issued in the private placement and the shares of Common Stock issuable upon exercise of the Consultant Warrants discussed below.

      We realized net proceeds from the private placement of approximately $9.9 million, after paying fees of $440,000 to the placement agent and certain expenses of the placement agent. The net proceeds were used as follows:

            o     $2.9 million in connection with certain acquisitions; and

            o the remaining $7.0 million, as discussed elsewhere in this Form 10-Q.

      As compensation for consulting services in connection with the private placement, we issued Warrants ("Consultant Warrants") to outside consultant to purchase an aggregate of 160,000 shares of our Common Stock, subject to adjustment. The Consultant Warrants have an exercise price of $2.92 per share and a three year term.

      The exercise price of, and number of shares of Common Stock issuable upon exercise of, the Warrants and Consulting Warrants are each subject to adjustment upon certain events. These events include, among others, stock splits and reclassifications of our Common Stock, and certain reorganizations, mergers and consolidations.

      The issuance of shares, Warrants and Consultant Warrants described above was made pursuant to a private placement under Section 4(2) and/or Rule 506 of Regulation D of the Act. The shares issued in the private placement and issuable upon exercise of the Warrants issued in the private placement (excluding the shares issuable under the Consultant Warrants) are subject to demand and piggyback registration rights.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

      4.1 Securities Purchase Agreement dated March 16, 2004, between the Company and Alexandra Global Master Fund, Ltd., Alpha Capital AG, Baystar Capital II, L.P., Bristol Investment Fund, Ltd., Crescent International Ltd, Crestview Capital Master LLC, Geduld Capital Partners LP, Gruber & McBaine International, Irwin Geduld Revocable Trust, J Patterson McBaine, Jon D. Gruber and Linda W. Gruber, Lagunitas Partners LP, Omicron Master Trust, Palisades Master Fund, L.P., Stonestreet LP, is incorporated by reference from Exhibit 4.1 of our Registration Statement No. 333-115061. The Company will furnish supplementally a copy of all omitted schedules to the Commission upon request.

      4.2 Registration Rights Agreement, dated March 16, 2004, between the Company and Alexandra Global Master Fund, Ltd., Alpha Capital AG, Baystar Capital II, L.P., Bristol Investment Fund, Ltd., Crescent International Ltd, Crestview Capital Master LLC, Geduld Capital Partners LP, Gruber & McBaine International, Irwin Geduld Revocable Trust, J Patterson McBaine, Jon D. Gruber and Linda W. Gruber, Lagunitas Partners LP, Omicron Master Trust, Palisades Master Fund, L.P., Stonestreet LP, is incorporated by reference from Exhibit 4.2 of our Registration Statement No. 333-115061.

      4.3 Common Stock Purchase Warrant, dated March 16, 2004, issued by the company to Alexandra Global Master Fund, Ltd., for the purchase of 262,500 shares of the Company's common stock, is incorporated by reference from Exhibit 4.3 of our Registration Statement No. 333-115061. Substantially similar warrants were issued by the Company to the following: (1) Alpha Capital AG, for the purchase of up to 54,444 shares; (2)Baystar Capital II, L.P., for the purchase of up to 63,000 shares; (3) Bristol Investment Fund, Ltd., for the purchase of up to 62,222 shares; (4) Crescent International Ltd, for the purchase of up to 105,000 shares; (5) Crestview Capital Master LLC, for the purchase of up to 233,334 shares; (6) Geduld Capital Partners LP, for the purchase of up to 26,250 shares; (7) Gruber & McBaine International, for the purchase of up to 38,889 shares; (8) Irwin Geduld Revocable Trust, for the purchase of up to 17,500 shares; (9) J Patterson McBaine, for the purchase of up to 15,555 shares; (10) Jon D. Gruber and Linda W. Gruber, for the purchase of up to 38,889 shares; (11) Lagunitas Partners LP, for the purchase of up to 93,333 shares; (12) Omicron Master Trust, for the purchase of up to 77,778 shares; (13) Palisades Master Fund, L.P., for the purchase of up to 472,500 shares; and (14) Stonestreet LP, for the purchase of up to 54,444 shares. Copies will be provided to the Commission upon request.

      10.1 Asset Purchase Agreement dated March 23, 2004, between the Company and USL Environmental Services, Inc., a Maryland corporation, d/b/a A & A Environmental, is incorporated by reference from Exhibit 5.1 of our Current Report on Form 8-K dated March 23, 2004, and filed on April 8, 2004. The Company will furnish supplementally a copy of all omitted schedules to the Commission upon request.

      10.2 Asset Purchase Agreement dated March 23, 2004, between the Company and US Liquids of Pennsylvania, Inc., a Pennsylvania corporation, d/b/a EMAX of Pittsburgh, Pa., is incorporated by reference from
            Exhibit 5.2 of our Current Report on Form 8-K dated March 23, 2004, and filed on April 8, 2004. The Company will furnish supplementally a copy of all omitted schedules to the Commission upon request.

      10.3 Common Stock Purchase Warrant, dated March 16, 2004, granted by the Company to R. Keith Fetter, is incorporated by reference from
            Exhibit 10.3 of our Form S-3 Regisration Statement dated April 30, 2004. Substantially similar warrants were granted to Joe Dilustro and Chet Dubov, each for the purchase of 30,000 shares of the Company's common stock. Copies will be provided to the Commission upon request.

      31.1 Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).

      31.2 Certification by Richard T. Kelecy, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).

      32.1 Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.

      32.2 Certification by Richard T. Kelecy, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.

      Reports on Form 8-K

            A current report on Form 8-K (Item 12 - Results of Operations and Financial Condition) was filed by the Company on March 2, 2004, regarding the financial results and conference call for the year ended December 31, 2003.

            A current report on Form 8-K (Item 5 - Other Events) was filed by the Company on March 23, 2004, announcing the completion of a private placement of its Common Stock.

            A current report on Form 8-K/A (Item 5 - Other Events) was filed by the Company on April 4, 2004, to correct the previous Form 8-K filed on March 23, 2004.

            A current report on Form 8-K (Item 5 - Other Events) was filed by the Company on April 8, 2004, to report the completion of the acquisitions of two facilities.

            A current report on Form 8-K (Item 5 - Other Events and Item 12 - Results of Operations and Financial Condition) was filed by the Company on April 30, 2004, to report improper acceptance and storage of waste at our Tulsa ,Oklahoma facility and to announce the financial results and conference call for the three months ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                PERMA-FIX ENVIRONMENTAL SERVICES



Date:  May 10, 2004                        By:  /s/ Dr. Louis F. Centofanti
                                                --------------------------------
                                                Dr. Louis F. Centofanti
                                                Chairman of the Board
                                                Chief Executive Officer



Date:  May 10, 2004                        By:  /s/ Richard T. Kelecy
                                                --------------------------------
                                                Richard T. Kelecy
                                                Chief Financial Officer