Form 10-Q
period 2004-06-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2004-08-09
CIK 891532

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to _________________

                           Commission File No. 111596
                                               ------

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

                                       N/A
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

                 Class                        Outstanding at August 5, 2004
     Common Stock, $.001 Par Value                      41,657,568
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

================================================================================

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                                      INDEX

PART I      FINANCIAL INFORMATION                                              Page No.
                                                                               --------
        Item 1. Financial Statements

                   Consolidated Balance Sheets -
                            June 30, 2004 and December 31, 2003.......................2

                   Consolidated Statements of Operations -
                            Three and Six Months Ended June 30, 2004 and 2003.........4

                   Consolidated Statements of Cash Flows -
                            Six Months Ended June 30, 2004 and 2003...................5

                   Consolidated Statement of Stockholders' Equity -
                            Six Months Ended June 30, 2004............................6

                   Notes to Consolidated Financial Statements.........................7

        Item 2.    Management's Discussion and Analysis of
                            Financial Condition and Results of Operations............16

        Item 3.    Quantitative and Qualitative Disclosures
                            About Market Risk........................................31

        Item 4.    Controls and Procedures...........................................32

 PART II    OTHER INFORMATION

        Item 1.    Legal Proceedings.................................................33

        Item 5.    Other Information.................................................33

        Item 6.    Exhibits and Reports on Form 8-K..................................34

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

The results of operations for the six months ended June 30, 2004, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2004.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                        June 30,
                                                                          2004       December 31,
(Amounts in Thousands, Except for Share Amounts)                      (Unaudited)        2003
-------------------------------------------------------------------------------------------------
ASSETS
Current assets:
      Cash                                                            $       190     $       411
      Restricted cash                                                          61              30
      Accounts receivable, net of allowance for doubtful
           accounts of $711 and $703                                       27,347          24,622
      Inventories                                                           1,009             589
      Prepaid expenses                                                      1,660           2,332
      Other receivables                                                       416             397
                                                                      -----------     -----------
           Total current assets                                            30,683          28,381
Property and equipment:
      Buildings and land                                                   22,372          21,391
      Equipment                                                            33,565          32,121
      Vehicles                                                              3,236           2,881
      Leasehold improvements                                               11,235          11,082
      Office furniture and equipment                                        2,205           2,153
      Construction-in-progress                                              3,600           2,636
                                                                      -----------     -----------
                                                                           76,213          72,264

      Less accumulated depreciation and amortization                      (21,668)        (19,195)
                                                                      -----------     -----------
          Net property and equipment                                       54,545          53,069

Intangibles and other assets:

      Permits                                                              16,680          16,680

      Goodwill                                                              6,216           6,216
      Finite Risk Sinking Fund                                              2,225           1,234

      Other assets                                                          4,128           4,635
                                                                      -----------     -----------
          Total assets                                                $   114,477     $   110,215
                                                                      ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                                                  June 30,
                                                                                    2004        December 31,
(Amounts in Thousands, Except for Share Amounts)                                (Unaudited)         2003
------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                            $      7,245    $     6,359
      Current environmental accrual                                                      986          1,143
    Accrued expenses                                                                   9,940         11,553
    Unearned revenue                                                                   2,978          2,271
    Current portion of long-term debt                                                  2,296          2,896
                                                                                ------------    -----------
         Total current liabilities                                                    23,445         24,222

Environmental accruals                                                                 1,910          1,432
Accrued closure costs                                                                  5,037          4,965
Other long-term liabilities                                                            1,862          1,677
Long-term debt, less current portion                                                  21,478         26,192
                                                                                ------------   ------------
       Total long-term liabilities                                                    30,287         34,266
                                                                                ------------   ------------
       Total liabilities                                                              53,732         58,488

Commitments and Contingencies (see Note 4)                                                --             --

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized,
    1,284,730 shares issued and outstanding, liquidation value $1.00 per share         1,285          1,285

Stockholders' equity:
    Preferred Stock, $.001 par value; 2,000,000 shares authorized, 2,500
       shares issued and outstanding                                                      --             --
    Common Stock, $.001 par value; 75,000,000 shares authorized,  42,545,331 and
       37,241,881 shares issued, including 988,000 shares held as
       treasury stock, respectively                                                       43             37
    Additional paid-in capital                                                        80,573         69,640
    Accumulated deficit                                                              (19,218)       (17,243)
    Interest rate swap                                                                   (76)          (130)
                                                                                ------------   ------------
                                                                                      61,322         52,304
    Less Common Stock in treasury at cost; 988,000 shares                             (1,862)        (1,862)
                                                                                ------------   ------------
       Total stockholders' equity                                                     59,460         50,442
                                                                                ------------   ------------
       Total liabilities and stockholders' equity                              $     114,477   $    110,215
                                                                               =============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                Three Months Ended              Six Months Ended
                                                                     June 30,                       June 30,
                                                               ---------------------         ---------------------
(Amounts in Thousands, Except for Per Share Amounts)             2004         2003              2004        2003
------------------------------------------------------------------------------------------------------------------
Net revenues                                                   $  19,868   $  19,909         $  37,337    $ 39,427
Cost of goods sold                                                14,438      15,391            28,346      29,848
                                                               ---------   ---------         ---------    --------
       Gross profit                                                5,430       4,518             8,991       9,579

Selling, general and administrative expenses                       4,417       4,786             8,807       9,166
                                                               ---------   ---------         ---------    --------
       Income (loss) from operations                               1,013        (268)              184         413

Other income (expense):
       Interest income                                                 1           3                 2           5
       Interest expense                                             (579)       (691)           (1,249)     (1,393)
       Interest expense-financing fees                              (257)       (257)             (513)       (558)
       Other                                                         (61)         10              (305)        (55)
                                                               ---------   ---------         ---------    --------
Net income (loss)                                                    117      (1,203)           (1,881)     (1,588)

Preferred Stock dividends                                            (47)        (48)              (94)        (94)
                                                               ---------   ---------         ---------    --------
Net income (loss) applicable to Common Stock                   $      70   $  (1,251)        $  (1,975)   $ (1,682)
                                                               =========   =========         =========    ========

------------------------------------------------------------------------------------------------------------------

Net income (loss) per common share:

Basic                                                          $      --   $    (.04)        $    (.05)   $   (.05)
                                                               =========   =========         =========    ========
Diluted                                                        $      --   $    (.04)        $    (.05)   $   (.05)
                                                               =========   =========         =========    ========

Number of shares and potential common shares used in net income (loss) per common share:

Basic                                                             41,448      34,798            39,244      34,702
                                                               =========   =========         =========    ========
Diluted                                                           45,210      34,798            39,244      34,702
                                                               =========   =========         =========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                     ----------------------
(Amounts in Thousands)                                                                  2004        2003
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                                             $   (1,881)  $  (1,588)
     Adjustments to reconcile net loss to cash provided by
         (used in) operations:
     Depreciation and amortization                                                        2,643       2,379
     Debt discount amortization                                                             162         162
     Provision for bad debt and other reserves                                              119          82
     Gain on sale of plant, property and equipment                                          (18)         (1)
     Changes in assets and liabilities:
     Accounts receivable                                                                   (641)        774
     Prepaid expenses, inventories and other assets                                          19      (1,932)
     Accounts payable and accrued expenses                                                  (78)      1,596
                                                                                     ----------   ---------
       Net cash provided by operations                                                      325       1,472

Cash flows from investing activities:
     Purchases of property and equipment, net                                            (1,886)     (1,337)
     Proceeds from sale of plant, property and equipment                                     19           1
     Change in restricted cash, net                                                          --          (2)
     Change in finite risk sinking fund                                                    (991)     (1,234)
     Funds used for acquisitions (net of cash acquired)                                  (2,903)         --
                                                                                     ----------   ---------
       Net cash used in investing activities                                             (5,761)     (2,572)

Cash flows from financing activities:
     Net borrowings (repayments) of revolving credit                                     (3,899)      2,178
     Principal repayments of long-term debt                                              (1,744)     (1,831)
     Proceeds from issuance of stock                                                     10,858         591
                                                                                     ----------   ---------
       Net cash provided by financing activities                                          5,215         938
                                                                                     ----------   ---------
Decrease in cash                                                                           (221)       (162)
Cash at beginning of period                                                                 411         212
                                                                                     ----------   ---------
Cash at end of period                                                                $      190   $      50
                                                                                     ==========   =========

Supplemental disclosure:
     Interest paid                                                                   $    1,061   $   1,051
Non-cash investing and financing activities:
     Issuance of Common Stock for services                                                   18          17
     Issuance of Common Stock for payment of dividends                                       63          63
     Gain on interest rate swap                                                              54          23
     Long-term debt incurred for purchase of property and equipment                         167         726

                The accompanying notes are integral part of these
                       consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited, for the six months ended June 30, 2004)

                                                                                                             Common
                                   Preferred Stock      Common Stock   Additional                            Stock        Total
(Amounts in thousands,             ---------------    ---------------   Paid-In    Accumulated  Interest    Held In    Stockholders'
except for share amounts)          Shares   Amount    Shares   Amount   Capital      Deficit    Rate Swap   Treasury      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003       2,500     $ --   37,241,881  $ 37    $69,640     $(17,243)    $ (130)    $ (1,862)    $ 50,442

Comprehensive loss:

  Net loss                            --       --           --    --         --       (1,881)        --           --       (1,881)

     Other Comprehensive income:

        Gain on interest rate swap    --       --           --    --         --           --         54           --           54
                                                                                                                         --------
           Comprehensive loss                                                                                             (1,827)

Preferred Stock dividends             --       --           --    --         --          (94)        --           --          (94)

Issuance of Common Stock for
   Preferred Stock dividend           --       --       19,643    --         63           --         --           --           63

Issuance of stock for cash
   and services                       --       --      667,694     1      1,005           --         --           --        1,006

Issuance of Common Stock in
   private placement                  --       --    4,616,113     5      9,865           --         --           --        9,870
                                   -----     ----   ----------  ----    -------     --------     ------     --------     --------
Balance at June 30, 2004           2,500     $ --   42,545,331  $ 43    $80,573     $(19,218)    $  (76)    $ (1,862)    $ 59,460
                                   =====     ====   ==========  ====    =======     ========     ======     =========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004
                                   (Unaudited)

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

Under the accounting provisions of SFAS 123, our net income (loss) and net income (loss) per share would have been increased to the pro forma amounts indicated below (in thousands except for per share amounts):

                                                              Three Months Ended      Six Months Ended
                                                                   June 30,               June 30,
                                                             -------------------   ----------------------
                                                               2004       2003       2004         2003
                                                             -------    --------   ---------    ---------
Net income (loss) applicable to Common Stock, as
reported                                                     $    70    $ (1,251)  $ (1,975)    $  (1,682)
Deduct:  Total Stock-based employee compensation
   expense determined under fair value based method for
   all awards, net of related tax effects                        (90)       (103)      (186)         (199)
                                                             -------    --------   --------     ---------
Pro forma net loss applicable to Common Stock                $   (20)   $ (1,354)  $ (2,161)    $  (1,881)
                                                             =======    ========   ========     =========
Loss per share:
   Basic - as reported                                       $    --    $   (.04)  $   (.05)    $    (.05)
                                                             =======    ========   ========     =========
   Basic - pro-forma                                         $    --    $   (.04)  $   (.06)    $    (.05)
                                                             =======    ========   ========     =========
  Diluted - as reported                                      $    --    $   (.04)  $   (.05)    $    (.05)
                                                             =======    ========   ========     =========
  Diluted - pro-forma                                        $    --    $   (.04)  $   (.06)    $    (.05)
                                                             =======    ========   ========     =========

2.    Earnings Per Share

Basic EPS is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS includes the dilutive effect of potential common shares. Diluted loss per share for the three months ended June 30, 2003, and the six months ended June 30, 2004 and 2003, do not include potential common shares as their effect would be anti-dilutive.

The following is a reconciliation of basic net income (loss) per share and diluted net income (loss) per share for the three and six months ended June 30, 2004, and 2003.

                                                                   Three Months Ended           Six Months Ended
                                                                         June 30,                   June 30,
                                                                ------------------------    ----------------------
(Amounts in thousands except per share amounts)                     2004         2003          2004         2003
------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to Common Stock-basic              $      70     $  (1,251)    $  (1,975)   $  (1,682)

Effect of dilutive securities - Preferred Stock dividends              47            --            --           --
                                                                ---------     ---------     ---------    ---------
Net income (loss) applicable to Common Stock - diluted          $     117     $  (1,251)    $  (1,975)   $  (1,682)
                                                                =========     =========     =========    =========
Basic net income (loss) per share                               $      --     $    (.04)    $    (.05)   $    (.05)
                                                                =========     =========     =========    =========
Diluted net income (loss) per share                             $      --     $    (.04)    $    (.05)   $    (.05)
                                                                =========     =========     =========    =========

Weighted average shares outstanding - basic                        41,448        34,798        39,244       34,702

Potential shares exercisable under stock option plans                 351            --            --           --

Potential shares upon exercise of Warrants                          1,744            --            --           --

Potential shares upon conversion of Preferred Stock                 1,667            --            --           --
                                                                ---------     ---------     ---------    ---------
Weighted average shares outstanding - diluted                      45,210        34,798        39,244       34,702
                                                                =========     =========     =========    =========

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:

Upon exercise of Options                                            1,583         3,682         3,140        3,682

Upon exercise of Warrants                                           1,776        12,893        12,791       12,893

Upon conversion of Preferred Stock                                     --         1,667         1,667        1,667

3.    Long Term Debt

Long-term debt consists of the following at June 30, 2004, and December 31, 2003:

                                                                                               June 30,
                                                                                                 2004          December 31,
(Amounts in Thousands)                                                                        (Unaudited)          2003
---------------------------------------------------------------------------------------------------------------------------
  Revolving  Credit  facility  dated  December 22, 2000,  borrowings  based upon
     eligible   accounts   receivable,   subject  to  monthly   borrowing   base
     calculation, variable interest paid monthly at prime rate plus 1% (5.25% at
     June 30, 2004), balance due in December 2005.                                          $   5,336          $     9,235
  Term Loan dated December 22, 2000,  payable in equal monthly  installments  of principal of $83,  balance due in December  2005,  variable  interest  paid
     monthly at prime rate plus 1 1/2% (5.75% at June 30, 2004).                                3,583                4,083
  Three  promissory  notes  dated  May  27,  1999,   payable  in  equal  monthly
     installments  of principal and interest of $90 over 60 months,  interest at
     7.0%, paid in full in June 2004.                                                              --                  531
  Unsecured promissory note dated August 31, 2000, payable in lump sum in August
     2005, interest paid annually at 7.0%.                                                      3,500                3,500
  Senior subordinated notes dated July 31, 2001, payable in lump sum on July 31,
     2006,  interest payable  quarterly at an annual interest rate of 13.5%, net of unamortized  debt discount of $676 at June 30, 2004 and $838 at December
     31, 2003.                                                                                  4,949                4,787
  Promissory  note dated June 25, 2001,  payable in semiannual  installments  on
     June 30 and  December  31 through  December  31,  2008,  variable  interest accrues at the  applicable law rate  determined  under the IRS Code Section
     (7.0%  on June  30,  2004)  and is  payable  in one  lump sum at the end of
     installment period.                                                                        3,194                3,354
  Installment agreement dated June 25, 2001, payable in semiannual  installments on June 30 and December 31 through  December 31,  2008,  variable  interest accrues at the  applicable law rate  determined  under the IRS Code Section
     (7.0%  on June  30,  2004)  and is  payable  in one  lump sum at the end of
     installment period.                                                                          793                  833
  Various capital lease and promissory note  obligations,  payable 2004 to 2009,
     interest at rates ranging from 5.2% to 17.9%.                                              2,419                2,765
                                                                                            ---------          -----------
                                                                                               23,774               29,088
  Less current portion of long-term debt                                                        2,296                2,896
                                                                                            ---------          -----------
                                                                                            $  21,478          $    26,192
                                                                                            =========          ===========

Revolving Credit and Term Loan

On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank. The Agreement provided, at inception, for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves Agent reasonably deems proper and necessary. The Revolving Credit advances are due and payable in full on December 22, 2005. As of June 30, 2004, the excess availability under our Revolving Credit was $13,314,000 based on our eligible receivables, and after reducing the outstanding balance of our Revolving Credit with approximately $6,966,000 of the net proceeds from our recently completed private placement. We intend to use a portion of the unused excess availability to pay off higher interest debt, such as our 13.5% Senior Subordinated Notes, during the third quarter of 2004.

Pursuant to the Agreement the Term Loan bears interest at a floating rate equal to the prime rate plus 1 1/2%, and the Revolving Credit at a floating rate equal to the prime rate plus 1%. The loans are subject to a prepayment fee of 1 1/2% in the first year, 1% in the second and third years and 3/4% after the third anniversary until termination date.

Three Promissory Notes

Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of Perma-Fix of Orlando, Inc. ("PFO"), Perma-Fix of South Georgia, Inc. ("PFSG") and Perma-Fix of Michigan, Inc. ("PFMI"), a portion of the consideration was paid in the form of the Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of PFO, PFSG and PFMI. The Promissory Notes were paid in full in June 2004.

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

Senior Subordinated Notes

On July 31, 2001, we issued approximately $5,625,000 of our 13.50% Senior Subordinated Notes due July 31, 2006 (the "Notes"). The Notes were issued pursuant to the terms of a Note and Warrant Purchase Agreement, dated July 31, 2001 (the "Purchase Agreement"), between the Company, Associated Mezzanine Investors - PESI, L.P. ("AMI"), and Bridge East Capital, L.P. ("BEC"). The Notes are unsecured and are unconditionally guaranteed by our subsidiaries. Our payment obligations under the Notes are subordinate to our payment obligations to our primary lender and to certain other of our debts up to an aggregate amount of $25,000,000. We currently have approximately $540,000 in unamortized prepaid financing fees that are being amortized over the remaining life of the Notes. It is our intent to prepay the Notes as discussed above. If we prepay the Notes in August 2004, we will be required to expense approximately $1,357,000, which includes the unamortized prepaid financing fees, the unamortized debt discount (discussed below), and payment of a prepayment premium of approximately $190,000.

Under the terms of the Purchase Agreement, we also issued to AMI and BEC Warrants to purchase up to 1,281,731 shares of our Common Stock ("Warrant Shares") at an initial exercise price of $1.50 per share (the "Warrants"), subject to adjustment under certain conditions which were valued at $1,622,000 and recorded as a debt discount and are being amortized over the term of the Notes. As of June 30, 2004, the unamortized portion of the debt discount was $676,000. The Warrants, as issued, also contain a cashless exercise provision. The Warrant Shares are registered under an S-3 Registration Statement that was declared effective on November 27, 2002.

In connection with the sale of the Notes, the Company, AMI, and BEC entered into an Option Agreement, dated July 31, 2001 (the "Option Agreement"). Pursuant to the Option Agreement, the Company granted each purchaser an irrevocable option requiring the Company to purchase any of the Warrants or Warrant Shares then held by the purchaser (the "Put Option"). The Put Option may be exercised at any time commencing July 31, 2004, and ending July 31, 2008. In addition, each purchaser granted to the Company an irrevocable option to purchase all the Warrants or the Warrant Shares then held by the purchaser (the "Call Option"). The Call Option may be exercised at any time commencing July 31, 2005, and ending July 31, 2008. The purchase price under the Put Option and the Call Option is based on the quotient obtained by dividing (a) the sum of six times the Company's consolidated EBITDA for the period of the 12 most recent consecutive months minus Net Debt plus the Warrant Proceeds by (b) the Company's Diluted Shares (as the terms EBITDA, Net Debt, Warrant Proceeds, and Diluted Shares are defined in the Option Agreement). We account for the changes in redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. On June 30, 2004, the Put Option had no value and no liability was recorded.

Promissory Note

In conjunction with our acquisition of East Tennessee Materials and Energy Corporation ("M&EC"), M&EC issued a promissory note for a principal amount of $3,714,000 to PDC, dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended, (7.0% on June 30, 2004) and payable in lump sum at the end of the loan period. On June 30, 2004, the outstanding balance was $4,301,000 including accrued interest of approximately $1,107,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

Installment Agreement

Additionally, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the Applicable Rate and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On June 30, 2004 the Applicable Rate was 7.0%. On June 30, 2004, the outstanding balance was $1,063,000 including accrued interest of approximately $270,000.

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

Legal

In the normal course of conducting our business, we are involved in various litigations. Except as stated below, there has been no material change in legal proceedings from those disclosed previously in the Company's Form 10-K for the year ended December 31, 2003 and the Company's Form 10-Q for the quarter ended March 31, 2004.

Our Tulsa, Oklahoma subsidiary, which has a permit to treat and store hazardous waste in certain areas of its facility, had been improperly accepting and storing a substantial amount of hazardous and non-hazardous waste in violation of certain environmental laws in areas not permitted to accept and/or to store hazardous and non-hazardous waste. We voluntarily reported this matter to the appropriate Oklahoma authorities and have removed this waste to permitted treated, storage and/or disposal facilities. We have received a notice of violation ("NOV") and are currently working with the Oklahoma authorities to provide the information they requested and resolve this matter. Although no fines or penalties were assessed under the NOV, our Oklahoma subsidiary was required to make modifications to the existing facility.

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

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantee to the states that, in the event of closure, our permitted facilities will be closed in accordance with the regulations. The policy provides $35,000,000 of financial assurance coverage and has available capacity to allow for annual inflation and other performance and surety bond requirements. On the fourth and subsequent anniversaries of the contract inception, the Company may elect to terminate this contract. During the second quarter of 2003 we made an upfront payment of $4,000,000, of which $2,766,000 represents the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account. Additionally, in February 2004 we paid the first of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of June 30, 2004, we have recorded $2,225,000 in our Finite Risk Sinking Fund on the balance sheet.

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

6.    Private Placement

On March 22, 2004, we completed a private placement for gross proceeds of approximately $10,386,000 through the sale of 4,616,113 shares of our Common Stock at $2.25 per share and Warrants to purchase an additional 1,615,638 shares of our Common Stock exercisable at $2.92 per share and a term of three years. The private placement was sold to fifteen accredited investors. The net cash proceeds received of $9,946,000, after paying placement agent fees, were used in connection with the acquisitions of certain acquired assets of A&A and EMAX discussed above, and to pay down the Revolving Credit. We have incurred an additional $76,000 for expenses related to the private placement. We intend to use a portion of our availability under our Revolving Credit, after paying such down with a portion of the net proceeds from the private placement, to repay higher interest debt such as the Notes with an interest rate of 13.5%. We also issued Warrants to purchase an aggregate of 160,000 shares of our Common Stock, exercisable at $2.92 per share and with a three year term, for consulting services related to the private placement.

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

Our operating segments are defined as follows:

The Industrial Waste Management Services segment, which provides on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial waste, commercial waste and wastewater through our eight facilities; Perma-Fix Treatment Services, Inc., Perma-Fix of Dayton, Inc., Perma-Fix of Ft. Lauderdale, Inc., Perma-Fix of Orlando, Inc., Perma-Fix of South Georgia, Inc., Perma-Fix of Michigan, Inc., Perma-Fix of Maryland, Inc. (which acquired certain assets and assumed certain liabilities of A&A) and Perma-Fix of Pittsburgh, Inc. (which acquired certain assets of EMAX).

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

The table below presents certain financial information in thousands by business segment for the three and six months ended June 30, 2004 and 2003.

Segment Reporting for the Quarter Ended June 30, 2004

                                  Industrial       Nuclear
                                     Waste          Waste                       Segments               Consolidated
                                   Services       Services     Engineering       Total     Corporate       Total
                                 --------------  ------------  -------------  -----------  ----------  -------------
 Revenue from external          $       10,531  $      8,509  $         828  $    19,868  $       --  $      19,868
 customers
 Intercompany revenues                     754           861            158        1,773          --          1,773
 Interest income                             1            --             --            1          --              1
 Interest expense                          187           415             --          602         (23)           579
 Interest expense-financing
 fees                                       --             1             --            1         256            257
 Depreciation and amortization             731           659              7        1,397          10          1,407
 Segment profit (loss)                    (583)          630             23           70          --             70
 Segment assets(1)                      46,557        58,736          2,192      107,485       6,992        114,477
 Expenditures for segment
 assets                                     96           867              9          972           8            980

Segment Reporting for the Quarter Ended June 30, 2003

                                  Industrial       Nuclear
                                     Waste          Waste                       Segments               Consolidated
                                   Services       Services     Engineering       Total     Corporate       Total
                                 --------------  ------------  -------------  -----------  ----------  -------------
 Revenue from external          $       11,265  $      7,880  $         764  $    19,909  $       --  $      19,909
 customers
 Intercompany revenues                   1,132           900            141        2,173          --          2,173
 Interest income                             1            --             --            1           2              3
 Interest expense                          192           458             (3)         647          44            691
 Interest expense-financing
 fees                                       --             1             --            1         256            257
 Depreciation and amortization             578           634              8        1,220          19          1,239
 Segment profit (loss)                    (579)         (747)            75       (1,251)         --         (1,251)
 Segment assets(1)                      42,318        55,583          2,179      100,080       7,143        107,223
 Expenditures for segment
 assets                                    390           399              6          795          65            860

Segment Reporting for the Six Months Ended June 30, 2004

                                  Industrial       Nuclear
                                     Waste          Waste                       Segments               Consolidated
                                   Services       Services     Engineering       Total     Corporate       Total
                                 --------------  ------------  -------------  -----------  ----------  -------------
 Revenue from external          $       17,797  $     17,984  $       1,556  $    37,337  $       --  $      37,337
 customers
 Intercompany revenues                   1,029         1,849            219        3,097          --          3,097
 Interest income                             2            --             --            2          --              2
 Interest expense                          353           869             --        1,222          27          1,249
 Interest expense-financing
 fees                                       --             1             --            1         512            513
 Depreciation and amortization           1,306         1,308             14        2,628          15          2,643
 Segment profit (loss)                  (3,116)        1,114             27       (1,975)         --         (1,975)
 Segment assets(1)                      46,557        58,736          2,192      107,485       6,992        114,477
 Expenditures for segment
 assets                                    455         1,529             17        2,001          52          2,053

Segment Reporting for the Six Months Ended June 30, 2003

                                  Industrial       Nuclear
                                     Waste          Waste                       Segments               Consolidated
                                   Services       Services     Engineering       Total     Corporate       Total
                                 --------------  ------------  -------------  -----------  ----------  -------------
 Revenue from external          $       21,508  $     16,266  $       1,653  $    39,427  $       --  $      39,427
 customers
 Intercompany revenues                   2,275         1,307            274        3,856          --          3,856
 Interest income                             3            --             --            3           2              5
 Interest expense                          374           943             (6)       1,311          82          1,393
 Interest expense-financing
 fees                                       --             3             --            3         555            558
 Depreciation and amortization           1,112         1,211             18        2,341          38          2,379
 Segment profit (loss)                  (1,407)         (431)           156       (1,682)         --         (1,682)
 Segment assets(1)                      42,318        55,583          2,179      100,080       7,143        107,223
 Expenditures for segment
 assets                                    836         1,068              8        1,912         151          2,063

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2) Amounts reflect the activity for corporate headquarters not included in the segment information.

(3) The consolidated revenues include revenues within the Nuclear Waste Services segment from Bechtel Jacobs for the quarter and six months ended June 30, 2004, which total $2,609,000 or 13.1% and 4,125,000 or 11.1% of consolidated revenues and $4,170,000 or 20.9% and 5,903,000 or 15.0% of consolidated revenues for the same periods in 2003.

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

      o     anticipated improvement in our financial performance;

      o     ability to comply with the general working capital requirements;

      o ability to be able to continue to borrow under the revolving line of credit;

      o ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and our facilities in Memphis, Tennessee; Detroit, Michigan; and Valdosta, Georgia;

      o ability to remediate certain contaminated sites for projected amounts;

      o ability to fund up to the additional $1,600,000 of the $3,600,000 revised capital expenditure estimate during 2004;

      o     as  the  M&EC   facility   continues   to  enhance  its   processing
            capabilities and completes certain expansion projects, we could see higher total revenues with Bechtel Jacobs;

      o     increasing other sources of revenue at M&EC;

      o     growth of our Nuclear segment;

      o     positive results in our Industrial segment from our strategy;

      o     improvement in the third quarter;

      o use of proceeds from the private placement to pay off higher interest debt;

      o ability under the joint ventures to win contract awards and perform remedial activities; and

      o completion of the contract with the Fortune 500 company during the first quarter of next year.

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

The results, on a consolidated basis, for the second quarter of 2004 reflect a significant improvement over the losses incurred in the first quarter of the year, as we achieved profitability for the quarter. We continue to see revenue growth and contract opportunities within the Nuclear segment, while at the same time enhancing our processing capabilities and efficiencies, improving our gross margins and reducing our overhead costs within the segment. Our recent restructuring efforts within the Industrial segment are beginning to have a positive effect. Even though our revenues have declined within this segment over the past two quarters, we are now seeing improvements as our new sales efforts take effect. The Industrial segment improved its gross margins, reduced its overhead and reduced its overall loss position, from that reported in the first quarter. A major contributor however to its loss was the operating losses sustained at the Michigan facility as a result of its ongoing disruption. We are reviewing in detail all activities and options as to the Michigan facility. We continue to strengthen our balance sheet and cash position, and reduce our debt, which should have a positive effect as we move into our strongest quarter.

Results of Operations

The table below should be used when reviewing management's discussion and analysis for the three and six months ended June 30, 2004 and 2003:

                                                Three Months Ended                       Six Months Ended
                                                     June 30,                                June 30,
                                       ------------------------------------   -------------------------------------
Consolidated (amounts in thousands)     2004        %        2003       %        2004       %       2003       %
---------------------------------------------------------------------------   -------------------------------------
Net revenues                          $19,868     100.0    $19,909    100.0   $ 37,337    100.0    $39,427    100.0

Cost of goods sold                     14,438      72.7     15,391     77.3     28,346     75.9     29,848     75.7
                                       ------     -----    -------     ----    -------    -----    -------    -----
       Gross profit                     5,430      27.3      4,518     22.7      8,991     24.1      9,579     24.3
Selling, general and administrative     4,417      22.2      4,786     24.0      8,807     23.6      9,166     23.2
                                       ------     -----    -------     ----    -------    -----    -------    -----
       Income (loss) from operations   $1,013       5.1    $  (268)    (1.3)   $   184      0.5     $  413      1.1
                                       ======     =====    =======     ====    =======    =====    =======    =====
Interest expense                       $ (579)     (2.9)   $  (691)    (3.4)   $(1,249)    (3.3)   $(1,393)    (3.5)

Interest expense-financing fees          (257)     (1.3)      (257)    (1.3)      (513)    (1.4)      (558)    (1.4)

Preferred Stock dividends                 (47)     (0.2)       (48)    (0.2)       (94)    (0.3)       (94)    (0.2)

Summary - Three and Six Months Ended June 30, 2004 and 2003

Net Revenue

Consolidated net revenues decreased to $19,868,000 for the quarter ended June 30, 2004, as compared to $19,909,000 for the same quarter in 2003. The decrease of $41,000 or 0.2% is primarily attributable to a decrease in the Industrial segment of approximately $734,000 or 6.5% resulting principally from the continued restructuring of the segment. The Industrial segment had made the strategic decision to eliminate low margin broker business and replace it with higher margin generator direct revenue, which resulted in reduced revenues in the first and second quarters of 2004. Other reductions within the Industrial segment include a disruption in our bulking services due to a fire at our Michigan facility in November of 2003. The remaining decrease for the Industrial segment is attributable to the decline in government revenues of approximately $283,000, principally a result of a $252,000 reduction from a contract that expired during the second quarter of 2003. Partially offsetting the decrease within the segment is $2,691,000 of revenue contributed from two facilities acquired as of March 23, 2004. See "Acquisitions" in this Management's Discussion and Analysis for further information on the acquired facilities. Positively impacting 2003, which was not duplicated in 2004, was the Army's Newport Hydrolysate project, from which we recognized revenue of $625,000 during the second quarter of 2003. Offsetting this decrease, was an increase in the Nuclear segment of approximately $629,000 or 8.0%, resulting from the continued expansion within the mixed waste market as our facilities demonstrate their ability to accept and process more complex waste streams, and we receive new contracts for additional services. We recently were awarded a contract by a Fortune 500 company to treat and dispose of mixed waste from research and development activities. During the second quarter of 2004 we performed a demonstration project for the U.S. Environmental Protection Agency on a new PCB treatment process for contaminated soils. This demonstration utilized a portion of our processing capacities over approximately a five-week period, which negatively impacted our revenue generating processing capacity during the quarter. Additionally, the second quarter of 2003 was negatively impacted by the government's inability to ship waste to our facilities due to the war in Iraq and prolonged terrorism alerts. Revenues from Bechtel Jacobs Company, which includes the Oak Ridge contracts, totaled $2,609,000 or 13.1% of total consolidated revenues for the three months ended June 30, 2004, compared to $4,170,000 or 20.9% for the three months ended June 30, 2003. See "Known Trends and Uncertainties - Significant Contracts" of this Management's Discussion and Analysis.
Additionally, the Consulting Engineering Service segment also experienced an increase of approximately $64,000.

Consolidated net revenues decreased to $37,337,000 from $39,427,000 for the six-month period ended June 30, 2004. This decrease of $2,090,000 or 5.3% is principally attributable to a decrease in the Industrial segment of approximately $3,711,000 resulting primarily from the continued restructuring of the segment as discussed above. Other reductions within the Industrial segment include a disruption in our bulking services due to a fire at our Michigan facility in November of 2003. The remaining decrease for the segment is attributable to the reduction in government revenues of approximately $1,276,000, partially a result of special event work that was performed in the first six months of 2003, which was not available in 2004, and roughly $588,000 due to a contract that expired during the second quarter of 2003. Partially offsetting the decrease within the segment is $3,197,000 of revenue contributed from two facilities acquired as of March 23, 2004. See "Acquisitions" in this Management's Discussion and Analysis for further information on the acquired facilities. Positively impacting 2003, was the Army's Newport Hydrolysate project, from which we recognized revenue of $1,185,000 during the first six months of 2003, and was not duplicated in 2004. The Consulting Engineering Service segment also experienced a decrease of approximately $97,000, which was primarily due to new contract work for a major cement manufacturer in the first six months of 2003. Offsetting these decreases, was an increase in the Nuclear segment of approximately $1,718,000, resulting from the continued expansion within the mixed waste market as our facilities demonstrate their ability to accept and process more complex waste streams and we receive new contracts for additional services. Additionally, 2003 was negatively effected by the government's inability to ship waste to our facilities due to the war in Iraq and prolonged terrorism alerts, which has not been an obstacle for the first six months of 2004. Consolidated revenues with Bechtel Jacobs Company, which includes the Oak Ridge contracts, totaled $4,125,000 or 11.1% of total revenues for the six months ended June 30, 2004, compared to $5,903,000 or 15.0% for the six months ended June 30, 2003. See "Known Trends and Uncertainties - Significant Contracts" of this Management's Discussion and Analysis. The backlog of stored waste within the Nuclear segment at June 30, 2004, was approximately $8,646,000, compared to $5,782,000 at December 31, 2003.

Cost of Goods Sold

Cost of goods sold decreased $953,000 or 6.2% for the quarter ended June 30, 2004, as compared to the quarter ended June 30, 2003. This decrease in cost of goods sold predominantly reflects a decrease in the Nuclear segment of $639,000 due to a decrease in disposal and treatment costs associated with the continued refinement of our treatment processes along with the reduction of our insurance costs as a result of the finite risk insurance program. Additionally, the Industrial segment experienced a decrease of approximately $407,000, which primarily relates to the decrease in revenues. This decrease includes the reduction in costs from 2003 due to the Army's Newport Hydrolysate project, not repeated in 2004. Partially offsetting the decrease was the additional costs to process and dispose of waste related to the loss of our Michigan facility's ability to perform bulking services since November 2003 and the additional operating costs incurred as the segment completes its restructuring and integration efforts. The second quarter of 2004 also reflected additional costs related to revenue generated from the two facilities acquired, as of March 23, 2004. Partially offsetting these decreases was an increase in cost of goods sold for the Consulting Engineering Services segment of $93,000, which corresponds with the increase in revenue. Depreciation expense of $1,304,000 and $1,131,000 for the quarters ended June 30, 2004 and 2003, respectively, is included in cost of goods sold, which reflects an increase of $173,000.

Cost of goods sold decreased $1,502,000 or 5.0% for the six-month period ended June 30, 2004, as compared to the six-month period ended June 30, 2003. This decrease in cost of goods sold principally reflects a decrease in the Industrial segment of approximately $1,466,000, which primarily relates to the decrease in revenues. This decrease includes the reduction in costs from 2003 due to the Army's Newport

Hydrolysate project, not repeated in 2004. Partially offsetting this decrease was the additional costs to process and dispose of waste at our Michigan facility and the additional operating costs incurred as the segment completes its restructuring and integration efforts. The first six months of 2004 also reflected additional costs related to revenue generated from the two facilities acquired, as of March 23, 2004. Additionally, the Nuclear segment experienced a decrease of $93,000 due to a decrease in disposal and treatment costs associated with the continued refinement of our treatment processes, along with the reduction of our insurance costs related to our finite risk insurance program. Partially offsetting these decreases was an increase in cost of goods sold for the Consulting Engineering Services segment of $57,000, which relates to the higher costs of the consulting projects completed this year. Included within cost of goods sold is depreciation expense of $2,444,000 and $2,167,000 for the six months ended June 30, 2004 and 2003, respectively, reflecting an increase of $277,000 over 2003.

Gross Profit

The resulting gross profit for the quarter ended June 30, 2004, increased $912,000 to $5,430,000, which as a percentage of revenue is 27.3%, as compared to 22.7% for the quarter ended June 30, 2003. The increase in gross profit percentage principally reflects an increase in the Nuclear segment from 24.0% in 2003 to 37.1% in 2004, reflecting mainly the favorable product mix during the quarter, improvements within the waste processing lines and the benefit from the fixed cost nature of these facilities as revenues increase. The increase in gross profit percentage is primarily offset by a decrease in the Industrial segment from 20.7% in 2003 to 19.0% in 2004. This segment's decrease reflects the fixed costs of operating the facilities being spread over reduced revenues, relating in part to the restructuring, as well as the decrease in gross profit from the loss of the Michigan facility's ability to perform bulking services after the fire in November of 2003. The positive effects of the March 23, 2004 acquisitions more than offset the elimination of the Army's Newport Hydrolysate project included in the second quarter of 2003. Additionally, there was a decrease in the Consulting Engineering Services segment from 39.1% in 2003 to 32.5% in 2004, which reflects the impact of lower margin projects being performed in the second quarter of 2004.

The resulting gross profit for the six months ended June 30, 2004, decreased $588,000 to $8,991,000, which as a percentage of revenue is 24.1%, reflecting a decrease from the 2003 corresponding six months percentage of revenue of 24.3%. This decrease in gross profit percentage principally reflects a decrease in the Industrial segment from 19.9% in 2003 to 11.4% in 2004. This segment's decrease reflects the fixed costs of operating the facilities being spread over reduced revenues, relating in part to the restructuring, as well as the decrease in gross profit from the loss of the Michigan facility's ability to perform bulking services after the fire in November of 2003. The positive effects of the March 23, 2004 acquisitions more than offset the elimination of the Army's Newport Hydrolysate project included in the first six months of 2003. Additionally, there was a decrease in the Consulting Engineering Services segment from 35.7% in 2003 to 28% in 2004, which reflects the impact of lower margin projects being performed in the first six months of 2004. The decrease in gross profit percentage was partially offset by an increase in the Nuclear segment from 29.0% in 2003 to 36.3% in 2004, reflecting mainly the favorable product mix during the first six months, improvements within the waste processing lines and the benefit from the fixed cost nature of these facilities as revenues increase.

Selling, General and Administrative

Selling, general and administrative expenses decreased $369,000 or 7.7% for the quarter ended June 30, 2004, as compared to the quarter ended June 30, 2003. This decrease was achieved throughout all of our segments, and included reductions in payroll related expenses and outside services, the most significant of which came from the Industrial segment, as a result of the restructuring of the segment. Partially offsetting these decreases within the segment are the additional expenses related to the two facilities acquired effective March 23, 2004. Depreciation and amortization expense of $102,000 and $108,000 was included within selling, general and administrative expenses for the second quarters of 2004 and

2003,   respectively.   As  a  percentage  of  revenue,   selling,  general  and
administrative expenses decreased to 22.2% for the quarter ended June 30, 2004, compared to 24.0% for the same period in 2003.

Selling, general and administrative expenses decreased $359,000 or 3.9% for the six months ended June 30, 2004, as compared to the same period in 2003. This decrease primarily relates to the Consulting Engineering Services and Industrial segments reductions in payroll and related expenses, with the decrease in the Industrial segment primarily due to the restructuring of the segment. Partially offsetting the decrease within the Industrial segment are the additional expenses related to the two facilities acquired, effective March 23, 2004. Offsetting these decreases was an increase in corporate administrative expenses and Nuclear segment payroll related expenses, as stronger infrastructures are built. Included in selling, general and administrative expenses is depreciation and amortization expense of $199,000 and $212,000 for the six months ended June 30, 2004 and 2003, respectively. As a percentage of revenue, selling, general and administrative expenses increased to 23.6% for the six months ended June 30, 2004, compared to 23.2% for the same period in 2003.

Interest Expense

Interest expense decreased $112,000 for the quarter ended June 30, 2004, as compared to the corresponding period of 2003. This decrease reflects lower borrowing levels and interest rates on our PNC revolving credit and term loan, resulting in a decrease in interest expense of $86,000. In March 2004, we received proceeds from the private placement, that were used to temporarily reduce the revolver, resulting in this decrease in interest expense. Additionally, this decrease reflects the impact of the final repayment of debt associated with past acquisitions resulting in a decrease in interest expense of $19,000, and a decrease in interest expense of $7,000 associated with scheduled payments of other debt.

Interest expense also decreased by $144,000 for the six-month period ended June 30, 2004, as compared to the corresponding period of 2003. This decrease reflects the impact of lower interest rates and decreased borrowing levels on the revolving credit and term loans with PNC, which resulted in a decrease in interest expense of $116,000 when compared to prior year, principally a result of the private placement funds raised in 2004. Additionally, the final repayment of debt associated with past acquisitions resulted in a decrease in interest expense of $37,000. In March 2004, we received proceeds related to the private placement that was used to temporarily reduce the revolver, which resulted in a decrease in interest expense. Offsetting these decreases was an increase in interest expense of $9,000 due to an increase in debt associated with facility and computer upgrades.

Interest Expense - Financing Fees

Interest expense-financing fees remained constant at $257,000 during the three months ended June 30, 2004, and 2003. These financing fees are principally associated with the credit facility and term loan with PNC and the senior subordinated notes, and are amortized to expense over the term of the loan agreements.

Interest expense-financing fees decreased by $45,000 for the six months ended June 30, 2004, as compared to the corresponding period of 2003. This decrease was primarily due to a one-time write-off of fees in March 2003, associated with other short term financing.

Preferred Stock Dividends

Preferred Stock dividends remained relatively constant at $47,000 and $48,000 for the quarters ended June 30, 2004 and 2003, respectively. The Preferred Stock dividends are comprised of approximately $31,000 accrued dividends from our Series 17 Preferred Stock, and $16,000 from the accrual of preferred dividends on the Preferred Stock of our subsidiary, M&EC. Preferred dividends for the six months remained constant at $94,000 for 2004 and 2003.

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

At June 30, 2004, we had cash of $190,000. This cash total reflects a decrease of $221,000 from December 31, 2003, as a result of net cash provided by operations of $325,000 and cash provided by financing activities of $5,215,000 (principally proceeds from the issuance of Common Stock in connection with Warrant and option exercises, issuances under our employee stock purchase plan and the private placement completed in the first quarter partially offset by net repayments of our revolving credit facility and long-term debt) offset by cash used in investing activities of $5,761,000 (principally funds used for acquisitions, net purchases of equipment, and a deposit to the finite risk sinking fund). We are in a net borrowing position and therefore attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes remittance lock boxes and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility. The cash balance at June 30, 2004 represents payroll account fundings, which were not withdrawn until after quarter-end.

Operating Activities

Accounts receivable, net of allowance for doubtful accounts, totaled $27,347,000, an increase of $2,725,000 from the December 31, 2003 balance of $24,622,000. This increase reflects the impact of additional accounts receivable of $2,540,000 as a result of the assets purchased in the acquisitions discussed below in this Management's Discussion and Analysis. Additionally, the Industrial segment experienced an increase in accounts receivable of $1,600,000 as a result of the final billing of the Army's Newport Hydrolysate project, which was principally offset by enhanced collection efforts within the segment. The Nuclear segment experienced an increase of $141,000, partially as a result of a $1,900,000 billing in June related to a major contract, offset almost entirely by collections made primarily on Government invoices. The Consulting Engineering segment experienced an increase of $61,000.

As of June 30, 2004, total consolidated accounts payable was $7,245,000, an increase of $886,000 from the December 31, 2003, balance of $6,359,000. This increase in accounts payable reflects the impact of the acquisitions, which resulted in an increase of $890,000. Additionally, accounts payable increased due to unfinanced capital expenditures, offset by decreases in accounts payable which was achieved by improved cash flow during the second quarter and the positive impact of the first quarter acquisitions.

Working capital at June 30, 2004, was $7,238,000, as compared to working capital of $4,159,000 at December 31, 2003, reflecting an increase of $3,079,000. This working capital increase principally reflects the increased accounts receivable balance primarily due to the acquisitions, which contributed $1,740,000 of this increase, net of the increased accounts payable balance at the end of the period, and improved cash flow during the second quarter.

Investing Activities

Our purchases of capital equipment for the six-month period ended June 30, 2004, totaled approximately $2,053,000, including financed purchases of $167,000. These expenditures were for expansion and improvements to the operations principally within our Industrial and Nuclear segments. The capital expenditures were funded by cash provided by operations and from proceeds from the issuance of stock, upon exercise of Warrants and options. We had budgeted capital expenditures of up to approximately

$5,600,000 for 2004, which includes an estimated $1,675,000 for completion of certain 2003 projects in process, as well as other identified capital purchases for the expansion and improvement to the operations and for certain compliance related enhancements. We have revised our capital expenditures estimate for 2004, down to approximately $3,600,000. Our purchases during 2004 include approximately $884,000 to complete certain of the 2003 projects in process. We anticipate funding capital expenditures by a combination of lease financing, internally generated funds, and/or the proceeds received from Option and Warrant exercises.

Financing Activities

We have a revolving credit, term loan and security agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC"). The Agreement provided, at inception, for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves PNC reasonably deems proper and necessary. The Revolving Credit advances shall be due and payable in full on December 22, 2005. As of June 30, 2004, the excess availability under our Revolving Credit was $13,314,000 based on our eligible receivables, and after reducing the outstanding balance of our Revolving Credit with approximately $6,966,000 of the net proceeds from our recently completed private placement. We intend to use a portion of the unused excess availability to pay off higher interest debt, such as our 13.5 % Senior Subordinated Notes, during the third quarter of 2004.

Pursuant to the Agreement the Term Loan bears interest at a floating rate equal to the prime rate plus 1 1/2% , and the Revolving Credit at a floating rate equal to the prime rate plus 1%. The loans are subject to a prepayment fee of 1 1/2% in the first year, 1% in the second and third years and 3/4% after the third anniversary until termination date.

Pursuant to the terms of the Stock Purchase Agreements in connection with the acquisition of Perma-Fix of Orlando, Inc. ("PFO"), Perma-Fix of South Georgia, Inc. ("PFSG") and Perma-Fix of Michigan, Inc. ("PFMI"), a portion of the consideration was paid in the form of Promissory Notes, in the aggregate amount of $4,700,000 payable to the former owners of PFO, PFSG and PFMI. The Promissory Notes were paid in full in June 2004.

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

On July 31, 2001, we issued approximately $5,625,000 of our 13.50% Senior Subordinated Notes due July 31, 2006 (the "Notes"). The Notes were issued pursuant to the terms of a Note and Warrant Purchase Agreement, dated July 31, 2001 (the "Purchase Agreement"), between the Company, Associated Mezzanine Investors - PESI, L.P. ("AMI"), and Bridge East Capital, L.P. ("BEC"). The Notes are unsecured and are unconditionally guaranteed by our subsidiaries. Our payment obligations under the Notes are subordinate to our payment obligations to our primary lender and to certain other of our debts up to an aggregate amount of $25,000,000. We currently have approximately $540,000 in unamortized prepaid financing fees that are being expenses over the life of the Notes. It is our intent to prepay the Notes as discussed above. If we prepay the Notes in August 2004, we will be required to expense approximately $1,357,000, which includes the unamortized prepaid financing fees, the unamortized debt discount
(discussed  below),  and  payment  of  a  prepayment  premium  of  approximately
$190,000.

Under the terms of the Purchase Agreement, we also issued to AMI and BEC Warrants to purchase up to 1,281,731 shares of our Common Stock ("Warrant Shares") at an initial exercise price of $1.50 per share (the "Warrants"), subject to adjustment under certain conditions which were valued at $1,622,000 and recorded as a debt discount and are being amortized over the term of the Notes. As of June 30, 2004, the unamortized portion of the debt discount was $676,000. The Warrants, as issued, also contain a cashless exercise provision. The Warrant Shares are registered under an S-3 Registration Statement that was declared effective on November 27, 2002.

In connection with the sale of the Notes, the Company, AMI, and BEC entered into an Option Agreement, dated July 31, 2001 (the "Option Agreement"). Pursuant to the Option Agreement, the Company granted each purchaser an irrevocable option requiring the Company to purchase any of the Warrants or Warrant Shares then held by the purchaser (the "Put Option"). The Put Option may be exercised at any time commencing July 31, 2004, and ending July 31, 2008. In addition, each purchaser granted to the Company an irrevocable option to purchase all the Warrants or the Warrant Shares then held by the purchaser (the "Call Option"). The Call Option may be exercised at any time commencing July 31, 2005, and ending July 31, 2008. The purchase price under the Put Option and the Call Option is based on the quotient obtained by dividing (a) the sum of six times the Company's consolidated EBITDA for the period of the 12 most recent consecutive months minus Net Debt plus the Warrant Proceeds by (b) the Company's Diluted Shares (as the terms EBITDA, Net Debt, Warrant Proceeds, and Diluted Shares are defined in the Option Agreement). We account for the changes in redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. On June 30, 2004, the Put Option had no value and no liability was recorded.

In conjunction with our acquisition of East Tennessee Materials and Energy Corporation ("M&EC"), M&EC issued a promissory note for a principal amount of $3,714,000 to PDC, dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended, (7.0% on June 30, 2004) and payable in lump sum at the end of the loan period. On June 30, 2004, the outstanding balance was $4,301,000 including accrued interest of approximately $1,107,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

Additionally, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the Applicable Rate and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On June 30, 2004 the Applicable Rate was 7.0%. On June 30, 2004, the outstanding balance was $1,063,000 including accrued interest of approximately $270,000.

The accrued dividends on the outstanding Preferred Stock for the period July 1, 2003, through December 31, 2003, in the amount of approximately $63,000 were paid in February 2004 in the form of 19,643 shares of our Common Stock. The dividends for the period January 1, 2004, through June 30, 2004, total $62,000, and will be paid in August 2004, through the issuance of 34, 938 shares of our Common Stock. Under our loan agreements, we are prohibited from paying cash dividends on our outstanding capital stock.

During the first quarter of 2003, our Michigan facility incurred minor disruption from off specification waste shipped to the facility from a customer. We have filed, and are negotiating, an insurance settlement, in addition to bringing litigation against both the customer and broker who shipped the waste. There are no assurances that we will be successful in our lawsuit. During the fourth quarter of 2003, the Michigan facility had a second incident occur which resulted in a fire that did considerable damage to the facility and significant disruption to its bulk processing area. We are finalizing this second insurance claim submittal and are currently reviewing the cost estimates to rebuild the facility. Under our insurance policy we have a $500,000 per claim deductible, which will be deducted from each of the gross claim amounts. As a result of the above noted disruptions, the Michigan facility continues to incur operating losses and we are evaluating all possible options, including a full or partial rebuild, sale of the facility or complete shutdown. We have recently completed another series of layoffs at the facility in an attempt to mitigate the losses.

In summary, we have continued to take steps to improve our operations and liquidity as discussed above. However, we continue to invest our working capital back into our facilities to fund capital additions for expansion within both the Nuclear and Industrial segments. The first quarter, which is traditionally our slowest period, experienced an exaggerated seasonal slowdown. This slowdown, combined with the disruption of our Michigan facility resulting from a fire in the fourth quarter of 2003, the elimination of low margin business and reduction in government revenues in the Industrial segment, has negatively impacted our liquidity. However, the second quarter of this year has shown improvement with a return to profitability and improved cashflow. The restructuring process for the Industrial segment is showing positive results, as are the acquisitions. If we are unable to improve our operations and become profitable in the foreseeable future, such would have a material adverse effect on our liquidity position.

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

Private Placement

On March 22, 2004, we completed a private placement for gross proceeds of approximately $10,386,000 through the sale of 4,616,113 shares of our Common Stock at $2.25 per share and Warrants to purchase an additional 1,615,638 shares of our Common Stock exercisable at $2.92 per share and a term of three years. The private placement was sold to fifteen accredited investors. The net cash proceeds received of $9,946,000, after paying placement agent fees, were used in connection with the acquisitions of certain acquired assets of A&A and EMAX discussed above, and to pay down the Revolving Credit. We have incurred an additional $76,000 for expenses related to the private placement. We intend to use our availability under our Revolving Credit to repay higher interest debt such as the Notes with an interest rate of 13.5%. We also issued Warrants to purchase an aggregate of 160,000 shares of our Common Stock, exercisable at $2.92 per share and with a three year term, for consulting services related to the private placement.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

                                                                Payments due by period
                                                      ----------------------------------------
 Contractual Obligations                                                                After
                                           Total        2004    2005-2007  2008-2009    2009
----------------------------------------------------------------------------------------------
 Long-term debt                          $  23,774    $  1,687  $  21,049  $  1,038   $     --
 Interest on long-term debt                  1,377          --         --     1,377         --
 Operating leases                            3,862         786      2,987        89         --
 Finite risk policy                          8,030          --      3,011     2,008      3,011
 Purchase obligations (1)                       --          --         --        --         --
                                         ---------    --------  ---------  --------   --------
     Total contractual obligations       $  37,043    $  2,473  $  27,047  $  4,512   $  3,011
                                         =========    ========  =========  ========   ========

(1) We are not a party to any significant long-term service or supply contracts with respect to our processes. We refrain from entering into any long-term purchase commitments in the ordinary course of business.

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that in the event of closure our permitted facilities will be closed in accordance with the regulations. The policy provides $35,000,000 of financial assurance coverage and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy required an upfront payment of $4,000,000, of which $2,766,000 represents the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account. Additionally, in February 2004 we paid the first of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of June 30, 2004, we have recorded $2,225,000 in our sinking fund on the balance sheet. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, the insurer will pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

Option Exercises

During the second quarter of 2004, holders of certain outstanding options exercised their options to purchase 78,700 shares of our Common Stock for an aggregate purchase price of approximately $99,000. The options were exercised in accordance with the terms of their documents. The proceeds of the options exercised were used to fund capital expenditures and current working capital needs.

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

Revenue Recognition Estimates. Effective September 1, 2003 we refined our percentage of completion methodology for purposes of revenue recognition in our Nuclear segment. As we accept more complex waste streams in this segment, the treatment of those waste streams becomes more complicated and more time consuming. We have continued to enhance our waste tracking capabilities and systems, which has enabled us to better match the revenue earned to the processing milestones achieved. The major milestones are receipt, treatment/processing, and shipment/final disposition. Upon receiving mixed waste we generally recognize 33% of revenue as we incur costs for transportation, analytical and labor associated with the receipt of mixed wastes. As the waste is processed, shipped and disposed of we generally recognize the remaining 67% of revenue and all associated costs. We continually review these revenue recognition percentages by evaluating the processing milestones and specific contracts, to insure the most accurate percentage of completion. We are also reviewing the Industrial segment revenue recognition methodology to determine if any refinement is necessary.

Allowance for Doubtful Accounts. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that are uncollectable. We regularly review all accounts receivable balances and based on an assessment of current credit worthiness, estimate the portion, if any, of the balance that are uncollectable. This allowance was approximately 0.8%, of revenue for both 2003 and 2002, and approximately 3.4%, and 2.9% of accounts receivable for the six month periods ended June 30, 2004 and 2003, respectively.

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

Accrued Closure Costs. Accrued closure costs represent a contingent environmental liability to clean up a facility in the event we cease operations in an existing facility. The accrued closure costs are estimates based on guidelines developed by federal and/or state regulatory authorities under RCRA. Such costs are evaluated annually and adjusted for inflationary factors and for approved changes or expansions to the facilities. Increases due to inflationary factors for 2004 and 2003, have been approximately 1.6% and 1.1% respectively, and based on the historical information, we do not expect future inflationary changes to differ materially. Increases or decreases in accrued closure costs resulting from changes or expansions at the facilities are determined based on specific RCRA guidelines applied to the requested change. This calculation includes certain estimates, such as disposal pricing, external labor, analytical costs and processing costs, which are based on current market conditions. We have no intention, at this time, to close any of our facilities, however as discussed above, we are currently evaluating our options regarding the continued operations of the Michigan facility.

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

Known Trends and Uncertainties

Seasonality. Historically we have experienced reduced revenues, operating losses or decreased operating profits during the first and fourth quarters of our fiscal years due to a seasonal slowdown in operations from poor weather conditions and overall reduced activities during the holiday season and through January and February of the first quarter. During our second and third fiscal quarters there has historically been an increase in revenues and operating profits. Management expects this trend to continue in future years. As discussed above, this trend continued in 2004, but the reduction in revenues and the net loss for the first quarter 2004 was greater than we have historically experienced in prior first quarter periods as previously discussed. The DOE and DOD represent major customers for the Nuclear segment. In conjunction with the federal government's September 30 fiscal year-end, the Nuclear segment experiences seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements. Correspondingly for a period of approximately three months following September 30, the Nuclear segment is generally seasonably slow, as the governmental budgets are still being finalized, planning for the new year is occurring and we enter the holiday season.

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

Significant contracts. Our revenues are principally derived from numerous and varied customers. However, our Nuclear segment has a significant relationship with Bechtel Jacobs. Bechtel Jacobs is the government appointed manager of the environmental program to perform certain treatment and disposal services in Oak Ridge, Tennessee. In this capacity Bechtel Jacobs entered into certain subcontracts with our Oak Ridge, Tennessee subsidiary ("M&EC"). Our revenues from Bechtel Jacobs contributed 11.1% of total consolidated revenues in the six months ended June 30, 2004 and 15.0% of total consolidated revenues during the same period in 2003. As the M&EC facility continues to enhance its processing capabilities and completes certain expansion projects and with the amended pricing structure under the Oak Ridge contracts, we could see higher total revenue with Bechtel Jacobs and under the Oak Ridge contracts. The Oak Ridge contracts have been extended for a period of two years, through June 2005, with several pricing modifications, but, as with most contracts with the federal government, may be terminated or renegotiated at any time at the government's election. In February 2003, M&EC commenced legal proceedings against Bechtel Jacobs, the general contractor under the Oak Ridge contracts, seeking payment from Bechtel Jacobs of approximately $4.3 million in surcharges relating to certain wastes that were treated by M&EC in 2001 and 2002 under the Oak Ridge contracts. We have recognized approximately $381,000 in revenue for these surcharges which represented an initial offer for settlement by Bechtel Jacobs. Bechtel Jacobs continues to deliver waste to M&EC for treatment, and M&EC continues to accept such waste. In addition, subsequent to the filing of the lawsuit, M&EC has entered into a new contract with Bechtel Jacobs to treat DOE waste. There is no guarantee of future business under the Oak Ridge contracts, and either party may terminate the Oak Ridge contracts at any time. Termination of these contracts could have a material adverse effect on us. We are working towards increasing other sources of revenues at M&EC to reduce the risk of reliance on one major source of revenues.

We were recently awarded a contract from a Fortune 500 company valued at approximately $6,218,000 to treat and dispose of mixed waste generated from research and development activities. This contract will require innovative treatment processing technologies we developed to accommodate the complex nature of these wastes. The contract should be completed during the first quarter of next year.

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

We have budgeted for 2004 approximately $1,143,000 in environmental expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at four locations. The four locations where these expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in

Memphis, Tennessee, PFSG's facility in Valdosta, Georgia and PFMI's facility in Detroit, Michigan. We have estimated the expenditures for 2004 to be approximately $592,000 at the EPS site, $216,000 at the PFM location, $246,000 at the PFSG site and $89,000 at the PFMI site of which $16,000; $26,000; $61,000; and $67,000, respectively, were spent during the first six months of 2004. Additional funds will be required for the next seven years to properly remediate these sites. We expect to fund the 2004 expenses to remediate these four sites from funds generated internally, our revolving credit facility and from the exercise of Warrants and Options, however, no assurances can be made that we will be able to do so.

Our Tulsa, Oklahoma subsidiary, which has a permit to treat and store hazardous waste in certain areas of its facility, had been improperly accepting and storing a substantial amount of hazardous and non-hazardous waste in violation of certain environmental laws in areas not permitted to accept and/or to store hazardous and non-hazardous waste. We voluntarily reported this matter to the appropriate Oklahoma authorities and have removed this waste to permitted treated, storage and/or disposal facilities. We have received a notice of violation ("NOV") and are currently working with the Oklahoma authorities to provide the information they requested and resolve this matter. Although no fines or penalties were assessed under the NOV, our Oklahoma subsidiary will be required to make modifications to the existing facility.

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

At June 30, 2004, we had accrued environmental liabilities totaling $2,896,000, which reflects an increase of $321,000 from the December 31, 2003, balance of $2,575,000. The increase represents the additional environmental liability accrued for PFMD and PFP, partially offset by payments made on remediation projects. The June 30, 2004, current and long-term accrued environmental balance is recorded as follows:

                           PFD          PFM          PFSG         PFMI          PFMD         PFP          Total
                       -----------   ----------   ----------   ----------   -----------   ----------   -----------
Current Accrual        $  589,000    $ 190,000    $ 185,000    $  22,000    $       --    $      --    $  986,000

Long-term accrual         150,000      603,000      666,000           --       391,000      100,000     1,910,000
                       ----------    ---------    ---------    ---------    ----------    ---------    ----------
      Total            $  739,000    $ 793,000    $ 851,000    $  22,000    $  391,000    $ 100,000    $2,896,000
                       ==========    =========    =========    =========    ==========    =========    ==========

Interest Rate Swap

We entered into an interest rate swap agreement effective December 22, 2000, to modify the interest characteristics of our outstanding debt from a floating basis to a fixed rate, thus reducing the impact of interest rate changes on future income. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counter parties is included in other assets or liabilities. At June 30, 2004, the market value of the interest rate swap was in an unfavorable value position of $76,000 and was recorded as a liability. During the six months ended June 30, 2004, we recorded a gain on the interest rate swap of $54,000 that offset other comprehensive loss in the Statement of Stockholders' Equity.

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

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                           PART II - Other Information

Item 1.     Legal Proceedings

            There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2003 and the Form 10-Q for the quarter ended March 31, 2004, which are incorporated herein by reference, except as follows:

            Our Tulsa, Oklahoma subsidiary, which has a permit to treat and store hazardous waste in certain areas of its facility, had been improperly accepting and storing a substantial amount of hazardous and non-hazardous waste in violation of certain environmental laws in areas not permitted to accept and/or to store hazardous and non-hazardous waste. We voluntarily reported this matter to the appropriate Oklahoma authorities and have removed this waste to permitted treated, storage and/or disposal facilities. We have received a notice of violation ("NOV") and are currently working with the Oklahoma authorities to provide the information they requested and resolve this matter. Although no fines or penalties were assessed under the NOV, we will be required to make modifications to the existing facility.

Item 5.     Other Information

            On  July  28,  2004,   the  Company  held  its  annual   meeting  of
            stockholders.  At the meeting the following  items were approved:

            o All nominees were elected to serve as directors until the the next annual meeting of stockholders;

            o     Approved the 2004 Stock Option Plan; and

            o     Ratified  the   appointment  of  BDO  Seidman,   LLP,  as  the
                  independent auditors of the Company for the fiscal year 2004.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.1 Agreement between the Company and a Fortune 500 company, dated June 21, 2004. List of exhibits are included in the contract and will be provided to the Commission upon request.
            31.1 Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
            31.2 Certification by Richard T. Kelecy, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
            32.1 Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
            32.2 Certification by Richard T. Kelecy, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.

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

                                               PERMA-FIX ENVIRONMENTAL SERVICES

Date:  August 9, 2004                          By:   /s/ Dr. Louis F. Centofanti
                                                     ---------------------------
                                                     Dr. Louis F.  Centofanti
                                                     Chairman  of  the  Board
                                                     Chief Executive Officer

Date:  August 9, 2004                          By:   /s/ Richard T. Kelecy
                                                     ---------------------------
                                                     Richard T. Kelecy
                                                     Chief Financial Officer