Form 10-Q
period 2004-09-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2004-11-08
CIK 891532

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    Form 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2004

                                       Or

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________________ to _________________

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

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

            Class                          Outstanding at November 4, 2004
Common Stock, $.001 Par Value                         41,761,117
                                               (excluding 988,000 shares
                                                held as treasury stock)

================================================================================

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                                      INDEX

PART I FINANCIAL INFORMATION                                            Page No.
                                                                        --------
       Item 1. Financial Statements

               Consolidated Balance Sheets -
                 September 30, 2004 and December 31, 2003 .................    2

               Consolidated Statements of Operations -
                 Three and Nine Months Ended September 30, 2004
                 and 2003 .................................................    4

               Consolidated Statements of Cash Flows -
                 Nine Months Ended September 30, 2004 and 2003 ............    5

               Consolidated Statement of Stockholders' Equity -
                 Nine Months Ended September 30, 2004 .....................    6

               Notes to Consolidated Financial Statements .................    7

       Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations ............   18

       Item 3. Quantitative and Qualitative Disclosures
                 About Market Risk ........................................   35

       Item 4. Controls and Procedures ....................................   36

PART II OTHER INFORMATION

       Item 1. Legal Proceedings ..........................................   37

       Item 4. Submission of Matters to a Vote of Security Holders ........   38

       Item 6. Exhibits and Reports on Form 8-K ...........................   39

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

The results of operations for the nine months ended September 30, 2004, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2004.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                                     September 30,
                                                         2004       December 31,
(Amounts in Thousands, Except for Share Amounts)      (Unaudited)      2003
--------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash                                             $     458     $     411
     Restricted cash                                         61            30
     Accounts receivable, net of allowance
        for doubtful accounts of $601 and $661           31,391        23,576
     Inventories                                            787           544
     Prepaid expenses                                     3,957         2,274
     Other receivables                                       40            92
     Current assets of discontinued operations              802         1,454
                                                      ---------     ---------
     Total current assets                                37,496        28,381

Property and equipment:
     Buildings and land                                  18,594        17,629
     Equipment                                           30,498        28,513
     Vehicles                                             3,233         2,709
     Leasehold improvements                              11,624        11,082
     Office furniture and equipment                       1,825         1,654
     Construction in progress                             2,363         2,621
                                                      ---------     ---------
                                                         68,137        64,208
     Less accumulated depreciation and
       amortization                                     (20,607)      (16,897)
                                                      ---------     ---------
     Net property and equipment                          47,530        47,311

Property and equipment of discontinued
     operations, net of accumulated
     depreciation of $0 and $2,298                          600         5,758

Intangibles and other assets:
     Permits                                             13,723        16,150
     Goodwill                                             1,330         5,817
     Finite risk sinking fund                             2,225         1,234
     Other assets                                         3,406         4,635
     Long-term assets of discontinued operations             --           929
                                                      ---------     ---------
     Total assets                                     $ 106,310     $ 110,215
                                                      =========     =========

        The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                      September 30,
                                                          2004      December 31,
(Amounts in Thousands, Except for Share Amounts)       (Unaudited)      2003
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                 $   6,111    $   5,518
       Current environmental accrual                          395        1,054
       Accrued expenses                                    11,573       11,138
       Unearned revenue                                     5,207        2,271
       Current liabilities of discontinued
         operations                                         3,214        1,345
       Current portion of long-term debt                    6,074        2,896
                                                        ---------    ---------
              Total current liabilities                    32,574       24,222

Environmental accruals                                      2,434        1,432
Accrued closure costs                                       5,006        4,874
Other long-term liabilities                                 1,705        1,677
Long-term liabilities of discontinued operations            1,804           91
Long-term debt, less current portion                       19,338       26,192
                                                        ---------    ---------
              Total long-term liabilities                  30,287       34,266
                                                        ---------    ---------

              Total liabilities                            62,861       58,488

Commitments and Contingencies (see Note 5)                     --           --

Preferred Stock of subsidiary, $1.00 par
  value; 1,467,396 shares authorized,
  1,284,730 shares issued and
  outstanding, liquidation
  value $1.00 per share                                     1,285        1,285

Stockholders' equity:
    Preferred Stock, $.001 par value;
      2,000,000 shares authorized,
      2,500 shares issued and outstanding                      --           --
    Common Stock, $.001 par value;
      75,000,000 shares authorized,
      42,708,117 and 37,241,881 shares
      issued, including 988,000 shares
      held as treasury stock, respectively                     43           37
    Additional paid-in capital                             80,843       69,640
    Accumulated deficit                                   (36,798)     (17,243)
    Interest rate swap                                        (62)        (130)
                                                        ---------    ---------
                                                           44,026       52,304
    Less Common Stock in treasury at
      cost; 988,000 shares                                 (1,862)      (1,862)
                                                        ---------    ---------

       Total stockholders' equity                          42,164       50,442
                                                        ---------    ---------

       Total liabilities and stockholders' equity       $ 106,310    $ 110,215
                                                        =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                            Three Months Ended                  Nine Months Ended
                                                                               September 30,                      September 30,
                                                                          -------------------------        -------------------------
(Amounts in Thousands, Except for Per Share Amounts)                         2004            2003            2004            2003
------------------------------------------------------------------------------------------------------------------------------------
Net revenues                                                               $ 24,337        $ 23,781        $ 60,277        $ 60,425
Cost of goods sold                                                           16,808          14,110          43,195          41,725
                                                                           --------        --------        --------        --------
       Gross profit                                                           7,529           9,671          17,082          18,700

Selling, general and administrative expenses                                  4,419           4,610          12,832          13,008
Loss (gain) on disposal or impairment of fixed assets                         1,014             (14)            996             (15)
Impairment loss on intangible assets                                          7,101              --           7,101              --
                                                                           --------        --------        --------        --------
       Income (loss) from operations                                         (5,005)          5,075          (3,847)          5,707
Other income (expense):
       Interest income                                                           --               2               2               7
       Interest expense                                                        (294)           (735)         (1,535)         (2,107)
       Interest expense-financing fees                                       (1,566)           (256)         (2,079)           (814)
       Other                                                                    (92)            (42)           (354)            (82)
                                                                           --------        --------        --------        --------
Income (loss) from continuing operations before Preferred                    (6,957)          4,044          (7,813)          2,711
     stock dividends

Preferred Stock dividends                                                       (48)            (48)           (142)           (142)
                                                                           --------        --------        --------        --------
Income (loss) from continuing operations                                     (7,005)          3,996          (7,955)          2,569

Discontinued operations:
       Income (loss) from discontinued operations                              (740)             29          (1,765)           (226)
       Loss on disposals from discontinued operations                        (9,835)             --          (9,835)             --
                                                                           --------        --------        --------        --------
             Total income (loss) on discontinued operations                 (10,575)             29         (11,600)           (226)
                                                                           --------        --------        --------        --------
Net Income (loss) applicable to Common Stock                               $(17,580)       $  4,025        $(19,555)       $  2,343
                                                                           ========        ========        ========        ========
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share-basic:
       Continuing operations                                               $   (.17)       $    .12        $   (.20)       $    .08
       Discontinued operations                                                 (.25)             --            (.29)           (.01)
                                                                           --------        --------        --------        --------
       Net income (loss) per common share                                  $   (.42)       $    .12        $   (.49)       $    .07
                                                                           ========        ========        ========        ========
Net income (loss) per common share-diluted:
       Continuing operations                                               $   (.17)       $    .11        $   (.20)       $    .07
       Discontinued operations                                                 (.25)             --            (.29)           (.01)
                                                                           --------        --------        --------        --------
       Net income (loss) per common share                                  $   (.42)       $    .11        $   (.49)       $    .06
                                                                           ========        ========        ========        ========
Number of shares and potential common shares used in net
income (loss) per common share:
     Basic                                                                   41,648          34,885          40,051          34,764
                                                                           ========        ========        ========        ========
     Diluted                                                                 41,648          38,247          40,051          39,089
                                                                           ========        ========        ========        ========

        The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                              Nine Months Ended
                                                                                                                 September 30,
                                                                                                         ---------------------------
(Amounts in Thousands)                                                                                      2004             2003
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Income (loss) from continuing operations before preferred stock dividends                                $ (7,813)         $  2,711
Adjustments to reconcile net income (loss) from continuing operations to cash provided by (used in) operations:
     Depreciation and amortization                                                                          3,540             3,146
     Debt discount amortization                                                                               838               243
     Provision for bad debt and other reserves                                                                123               192
     Loss (gain) on disposal or impairment of plant, property and equipment                                   996               (15)
     Intangible asset impairment                                                                            7,101                --
     Changes in assets and liabilities:
     Accounts receivable                                                                                   (5,735)           (5,237)
     Prepaid expenses, inventories and other assets                                                           590            (1,421)
     Accounts payable and accrued expenses                                                                  1,852             1,942
                                                                                                         --------          --------
       Net cash provided by continuing operations                                                           1,492             1,561

       Net cash used by discontinued operations                                                            (1,465)             (490)

Cash flows from investing activities:
     Purchases of property and equipment, net                                                              (2,318)           (1,615)
     Proceeds from sale of plant, property and equipment                                                       31                14
     Change in restricted cash, net                                                                            (1)               (2)
     Change in finite risk sinking fund                                                                      (991)           (1,234)
     Funds used for acquisitions (net of cash acquired)                                                    (2,903)               --
     Discontinued operations                                                                                   --               (47)
                                                                                                         --------          --------
       Net cash used in investing activities                                                               (6,182)           (2,884)

Cash flows from financing activities:
     Net borrowings of revolving credit                                                                     3,168             3,221
     Principal repayments of long-term debt                                                                (7,866)           (2,620)
     Proceeds from issuance of stock                                                                       10,900             1,194
                                                                                                         --------          --------
       Net cash provided by financing activities                                                            6,202             1,795
                                                                                                         --------          --------
Increase (decrease) in cash                                                                                    47               (18)
Cash at beginning of period                                                                                   411               212
                                                                                                         --------          --------
     Cash at end of period                                                                               $    458          $    194
                                                                                                         ========          ========
Supplemental disclosure:
     Interest paid                                                                                       $  1,629          $  1,855
Non-cash investing and financing activities:
     Issuance of Common Stock for services                                                                    184                25
     Issuance of Common Stock for payment of dividends                                                        125               125
     Gain on interest rate swap                                                                                68                55
     Long-term debt incurred for purchase of property and equipment                                           184             1,250

         The accompanying notes are integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited, for the nine months ended September 30, 2004)

                                                                                                              Common
                                     Preferred Stock       Common Stock    Additional                         Stock       Total
(Amounts in thousands,               ---------------     -----------------   Paid-In  Accumulated  Interest  Held In   Stockholders'
except for share amounts)            Shares   Amount     Shares     Amount   Capital    Deficit   Rate Swap  Treasury     Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003         2,500    $   --   37,241,881   $   37   $69,640   $(17,243)   $ (130)   $(1,862)   $ 50,442
Comprehensive loss:
  Net loss                              --        --           --       --        --    (19,413)       --         --     (19,413)
  Other Comprehensive income:
    Gain on interest rate swap          --        --           --       --        --         --        68         --          68
      Comprehensive loss                                                                                                 (19,345)
Preferred Stock dividends               --        --           --       --        --       (142)       --         --        (142)
Issuance of Common Stock for
  Preferred Stock dividend              --        --       54,581       --       125         --        --         --         125
Issuance of Common Stock
  for cash and services                 --        --      795,542        1     1,213         --        --         --       1,214
Issuance of Common Stock
  in private placement                  --        --    4,616,113        5     9,865         --        --         --       9,870
                                     -----    ------   ----------   ------   -------   --------    ------    -------    --------
Balance at September 30, 2004        2,500    $   --   42,708,117   $   43   $80,843   $(36,798)   $  (62)   $(1,862)   $ 42,164
                                     =====    ======   ==========   ======   =======   ========    ======    =======    ========

        The accompanying notes are an integral part of these consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2004
                                   (Unaudited)

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

SFAS 123 requires pro forma information regarding net income and earnings per share as if compensation cost for our employee and director stock options had been determined in accordance with the fair market value-based method prescribed in SFAS 123. We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004 and 2003: no dividend yield; an expected life of ten years; expected volatility between 21.7 and 23.8%; and risk free interest rates between 2.75% and 3.82%.

Under the accounting provisions of SFAS 123, our net income (loss) and net income (loss) per share would have been decreased (increased) to the pro forma amounts indicated below (in thousands except for per share amounts):

                                                                            Three Months Ended               Nine Months Ended
                                                                                September 30,                   September 30,
                                                                        ---------------------------      --------------------------
                                                                           2004             2003            2004            2003
                                                                        ----------       ----------      ----------       ---------
Net income (loss) from continuing operations, as reported               $   (7,005)      $    3,996      $   (7,955)      $   2,569
Deduct: Total Stock-based employee compensation
   expense determined under fair value based method for
   all awards, net of related tax effects                                      (98)            (129)           (279)           (328)
                                                                        ----------       ----------      ----------       ---------
Pro forma net income (loss) from continuing operations                  $   (7,103)      $    3,867      $   (8,234)      $   2,241
                                                                        ==========       ==========      ==========       =========
Loss per share:
   Basic - as reported                                                  $     (.17)      $      .12      $     (.20)      $     .08
                                                                        ==========       ==========      ==========       =========
   Basic - pro-forma                                                    $     (.17)      $      .11      $     (.21)      $     .06
                                                                        ==========       ==========      ==========       =========

  Diluted - as reported                                                 $     (.17)      $      .11      $     (.20)      $     .07
                                                                        ==========       ==========      ==========       =========
  Diluted - pro-forma                                                   $     (.17)      $      .10      $     (.21)      $     .06
                                                                        ==========       ==========      ==========       =========

2. Earnings Per Share

Basic EPS is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS includes the dilutive effect of potential common shares. Diluted loss per share for the three and nine months ended September 30, 2004, do not include potential common shares as their effect would be anti-dilutive.

The following is a reconciliation of basic net income (loss) per share and diluted net income (loss) per share for the three and nine months ended September 30, 2004, and 2003.

                                                                               Three Months Ended             Nine Months Ended
                                                                                  September 30,                  September 30,
                                                                             -----------------------       ------------------------
(Amounts in thousands except per share amounts)                                2004           2003           2004            2003
-----------------------------------------------------------------------------------------------------------------------------------
Earnings per share from continuing operations
     Income (loss) -basic                                                    $ (7,005)       $ 3,996       $ (7,955)       $  2,569
                                                                             --------        -------       --------        --------
     Effect of dilutive securities - Preferred
       Stock dividends                                                             --             48             --             142
                                                                             --------        -------       --------        --------
     Income (loss)- diluted                                                  $ (7,005)       $ 4,044       $ (7,955)       $  2,711
                                                                             ========        =======       ========        ========
     Basic income (loss) per share                                           $   (.17)       $   .12       $   (.20)       $    .08
                                                                             ========        =======       ========        ========
     Diluted income (loss) per share                                         $   (.17)       $   .11       $   (.20)       $    .07
                                                                             ========        =======       ========        ========

Earnings per share from discontinued operations
     Income (loss) - basic and diluted                                       $(10,575)       $    29       $(11,600)       $   (226)
                                                                             ========        =======       ========        ========
     Basic income (loss) per share                                           $   (.25)       $    --       $   (.29)       $   (.01)
                                                                             ========        =======       ========        ========
     Diluted income (loss) per share                                         $   (.25)       $    --       $   (.29)       $   (.01)
                                                                             ========        =======       ========        ========

Weighted average shares outstanding - basic                                    41,648         34,885         40,051          34,764
Potential shares exercisable under stock option plans                              --            344             --             450
Potential shares upon exercise of Warrants                                         --          1,351             --           2,208
Potential shares upon conversion of Preferred Stock                                --          1,667             --           1,667
                                                                             --------        -------       --------        --------
Weighted average shares outstanding - diluted                                  41,648         38,247         40,051          39,089
                                                                             ========        =======       ========        ========

Potential shares excluded from above
weighted average share calculations due to their anti-dilutive effect include:

Upon exercise of Options                                                        2,932          1,641          2,932           1,551
Upon exercise of Warrants                                                      12,791            625         12,791              95
Upon conversion of Preferred Stock                                              1,667             --          1,667              --

3. Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets" requires us to test goodwill and other intangible assets for impairment on an annual basis, and upon certain events that indicate a possible impairment. In conjunction with our third quarter financial reporting process, as a result of a disparity of our Industrial reporting unit's actual operating results to long-term projections and the discontinuation of operations at our Industrial segment facility in Detroit, Michigan as of September 30, 2004, (See
Note 8) we engaged an independent appraisal firm to perform preliminary impairment tests of permits and goodwill, separately, for the Industrial reporting unit. The preliminary impairment tests of the Industrial reporting unit resulted in an estimated impairment to permits of $2,215,000 and an estimated impairment to goodwill of approximately $4,886,000. The aggregate impairment of $7,101,000 is our best estimate and was recorded in the third quarter as a component of Income (loss) from operations in the Consolidated Statements of Operations. The preliminary impairment tests of the Industrial reporting unit will be finalized, along with the annual impairment tests, during the fourth quarter of 2004, thus our estimated impairment loss is subject to refinement and may be adjusted, if necessary. The appraisers estimate the fair value of our reporting units using a discounted cash flow valuation approach.

4. Long Term Debt

Long-term debt consists of the following at September 30, 2004, and December 31, 2003:

                                                                                            September 30,
                                                                                                2004           December 31,
(Amounts in Thousands)                                                                       (Unaudited)           2003
---------------------------------------------------------------------------------------------------------------------------
Revolving  Credit  facility  dated  December  22,  2000,  borrowings  based upon eligible accounts receivable,  subject to monthly borrowing base calculation, variable  interest paid monthly at prime rate plus 1% (5.75% at September 30,
   2004), balance due in December 2005.                                                        $12,404            $ 9,235

Term Loan dated  December 22, 2000,  payable in equal  monthly  installments  of principal  of $83,  balance  due in December  2005,  variable  interest  paid
   monthly at prime rate plus 1 1/2 % (6.25% at September 30, 2004).                             3,333              4,083

Three promissory notes dated May 27, 1999, payable in equal monthly installments of principal and interest of $90 over 60 months, interest at 7.0%, paid in full in June 2004.

Unsecured  promissory note dated August 31, 2000,  payable in lump sum in August
   2005, interest paid annually at 7.0%.                                                            --                531

Senior subordinated  notes dated July 31, 2001,  payable in lump sum on July 31,
   2006,  interest payable quarterly at an annual interest rate of 13.5%, net of unamortized  debt  discount of $838 at  December  31,  2003.  Paid in full in
   August 2004.                                                                                  3,500              3,500

Promissory note dated June 25, 2001, payable in semiannual  installments on June
   30 and December 31 through  December 31, 2008,  variable  interest accrues at the  applicable  law rate  determined  under  the IRS Code  Section  (7.0% on
   September 30, 2004) and is payable in one lump sum at the end of  installment
   period.                                                                                          --              4,787

Installment agreement dated June 25, 2001, payable in semiannual installments on
   June 30 and December 31 through December 31, 2008,  variable interest accrues at the  applicable  law rate  determined  under the IRS Code Section (7.0% on
   September 30, 2004) and is payable in one lump sum at the end of  installment
   period.                                                                                       3,194              3,354

Various capital lease and  promissory  note  obligations,  payable 2004 to 2009,
   interest at rates ranging from 5.2% to 17.9%.                                                   793                833

Less current portion of long-term debt                                                           2,188              2,765
                                                                                               -------            -------
                                                                                                25,412             29,088
                                                                                                 6,074              2,896
                                                                                               -------            -------
                                                                                               $19,338            $26,192
                                                                                               =======            =======

Revolving Credit and Term Loan

On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank. The Agreement provided, at inception, for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves Agent reasonably deems proper and necessary. The Revolving Credit advances are due and payable in full on December 22, 2005. As of September 30, 2004, the excess availability under our Revolving Credit was $10,127,000 based on our eligible receivables. However, during the third quarter of 2004, our borrowings approached the maximum line capacity under the Revolving Credit, thereby reducing the line availability from which we could borrow to $5,294,000.

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

Senior Subordinated Notes

On July 31, 2001, we issued approximately $5,625,000 of our 13.50% Senior Subordinated Notes due July 31, 2006 (the "Notes"). The Notes were issued pursuant to the terms of a Note and Warrant Purchase Agreement, dated July 31, 2001 (the "Purchase Agreement"), between the Company, Associated Mezzanine Investors - PESI, L.P. ("AMI"), and Bridge East Capital, L.P. ("BEC"). The Notes were unsecured and were unconditionally guaranteed by our subsidiaries. The notes were paid in full in August 2004. We also paid early termination fees of $190,000 and recorded a non-cash expense of $1,217,000 for the write-off of prepaid financing fees and a debt discount.

Under the terms of the Purchase Agreement, we also issued to AMI and BEC Warrants to purchase up to 1,281,731 shares of our Common Stock ("Warrant Shares") at an initial exercise price of $1.50 per share (the "Warrants"), subject to adjustment under certain conditions, which were valued at $1,622,000. The Warrants, as issued, also contain a cashless exercise provision. The Warrant Shares are registered under an S-3 Registration Statement that was declared effective on November 27, 2002.

In connection with the sale of the Notes, the Company, AMI, and BEC entered into an Option Agreement, dated July 31, 2001 (the "Option Agreement"). Pursuant to the Option Agreement, the Company granted each purchaser an irrevocable option requiring the Company to purchase any of the Warrants or Warrant Shares then held by the purchaser (the "Put Option"). The Put Option may be exercised at any time commencing July 31, 2004, and ending July 31, 2008. In addition, each purchaser granted to the Company an irrevocable option to purchase all the Warrants or the Warrant Shares then held by the purchaser (the "Call Option"). The Call Option may be exercised at any time commencing July 31, 2005, and ending July 31, 2008. The purchase price under the Put Option and the Call Option is based on the quotient obtained by dividing (a) the sum of six times the Company's consolidated EBITDA for the period of the 12 most recent consecutive months minus Net Debt plus the Warrant Proceeds by (b) the Company's Diluted Shares (as the terms EBITDA, Net Debt, Warrant Proceeds, and Diluted Shares are defined in the Option Agreement). We account for the changes in redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. On September 30, 2004, the Put Option had no value and no liability was recorded.

Promissory Note

In conjunction with our acquisition of East Tennessee Materials and Energy Corporation ("M&EC"), M&EC issued a promissory note for a principal amount of $3,714,000 to PDC, dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended, (7.0% on September 30,
2004) and payable in lump sum at the end of the loan period. On September 30, 2004, the outstanding balance was $4,184,000 including accrued interest of approximately $990,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

Installment Agreement

Additionally, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the Applicable Rate and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On September 30, 2004, the Applicable Rate was 7.0%. On September 30, 2004, the outstanding balance was $1,033,000 including accrued interest of approximately $240,000.

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

Legal

In the normal course of conducting our business, we are involved in various litigations. Except as stated below, there has been no material change in legal proceedings from those disclosed previously in the Company's Form 10-K for the year ended December 31, 2003 and the Company's Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

We previously disclosed that during January 2004, the U.S. Environmental Protection Agency ("EPA") issued to Perma-Fix of Dayton, Inc. ("PFD"), our wholly owned subsidiary, a Notice of Findings of Violations ("Findings") alleging that PFD committed numerous violations of the Clean Air Act (the "Act") or regulations thereunder, and, although EPA did not assert any penalties or fines in the Findings, they did, however, specify that EPA had several enforcement options, including issuing an administrative penalty order or bringing judicial action against PFD. PFD has had numerous meetings with EPA regarding this matter. On September 28, 2004, PFD received an Administrative Compliance Order ("Order"), dated September 21, 2004, from EPA alleging that PFD was a "major source" of hazardous air pollutants and, as a major source, PFD was required to have obtained a Title V air permit, and thereby was not in compliance with provisions of the Act and/or regulations thereunder applicable to a major source. The Order further provides that PFD has six months from the effective date of the Order, to develop, submit, obtain and comply with numerous costly and burdensome compliance initiatives applicable to one that is a major source of hazardous air pollutants and to submit an application to the State of Ohio for a Title V Air permit. The Order does not assert any penalties or fines but provides that PFD is not absolved of any liabilities, including liability for penalties, for the alleged violations cited in the Order, and that failure to comply with the Order may subject PFD to penalties up to $32,500 per day for each violation. PFD had 10 days from the receipt of the Order to request a conference with EPA regarding the Order and PFD timely scheduled such a conference for the first week of November. The conference was subsequently postponed indefinitely by the EPA, and the EPA and PFD are exchanging information in an effort to resolve this matter. We have retained environmental consultants who have advised us that, based on the tests that they have performed, they do not believe that PFD is a major source of hazardous air pollutants. We have been further advised by counsel that if PFD is not a major source of hazardous air pollutants, PFD would not be required to obtain a Title V air permit, would not have violated the provisions of the Act alleged in the Order and would not be required to comply with the costly and burdensome compliance initiatives contained in the Order. Also, we have been further advised that the Order may be in violation of certain constitutional issues involving due process based on a recent decision by the United States Court of Appeals, 11th Circuit. A determination that PFD was a major source of hazardous air pollutants and required to comply with the Order, such could have a material adverse effect on us. We intend that PFD will vigorously defend itself in connection with this matter.

In October 2004, Perma-Fix of South Georgia, Inc. ("PFSG") and Perma-Fix of Orlando, Inc. ("PFO") were notified that they are PRPs at the Malone Service Company Superfund site in Texas City, Texas ("Site"). The EPA designated both PFSG and PFO as de minimis parties, which is determined as a generator that contributed less than 0.6% of the total hazardous materials at the Site. The EPA has made a settlement offer to all de minimis parties, that requires response within 45 days of receipt of the notice. If we accept the settlement offer our liability would be approximately $229,000. We are in the process of reviewing this claim and our potential exposure in connection with this Site.

During September 2004, PFMI received a letter alleging that PFMI owed Reliance Insurance Company, in liquidation, the sum of $525,000 as a result of retrospective premiums under a retroactive premium agreement. Our counsel responded and advised that PFMI had numerous defenses to the demand, including, but not limited to, that the policy expired almost eight years ago and failure to adjust the premiums in a timely manner violated the agreement between the Company and Reliance and that under Michigan law it is deemed to be an unfair and deceptive act or practice in the business of insurance for an insurer to fail to complete a final audit within 120 days after termination of the policy. The Company and PFMI intend to vigorously defend this matter. However, we have accrued approximately $217,000 for this contingent liability.

See Note 8 for a discussion as to certain contingent liabilities due to the discontinuation of operations at the facility in Detroit, Michigan, owned by our subsidiary, Perma-Fix of Michigan, Inc.

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

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantee to the states that, in the event of closure, our permitted facilities will be closed in accordance with the regulations. The policy provides $35,000,000 of financial assurance coverage and has available capacity to allow for annual inflation and other performance and surety bond requirements. On the fourth and subsequent anniversaries of the contract inception, the Company may elect to terminate this contract. During the second quarter of 2003 we made an upfront payment of $4,000,000, of which $2,766,000 represents the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account. Additionally, in February 2004 we paid the first of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of September 30, 2004, we have recorded $2,225,000 in our Finite Risk Sinking Fund on the balance sheet.

6. Acquisitions

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

7. Private Placement

On March 22, 2004, we completed a private placement for gross proceeds of approximately $10,386,000 through the sale of 4,616,113 shares of our Common Stock at $2.25 per share and Warrants to purchase an additional 1,615,638 shares of our Common Stock exercisable at $2.92 per share and a term of three years. The private placement was sold to fifteen accredited investors. The net cash proceeds received of $9,946,000, after paying placement agent fees, were used in connection with the acquisitions of certain acquired assets of A&A and EMAX discussed above, and to initially pay down the Revolving Credit, while finalizing the prepayment of other higher interest debt. We have incurred an additional $76,000 for expenses related to the private placement. During the third quarter of 2004, we used a portion of our availability under our Revolving Credit, to repay our Senior Subordinated Notes with an interest rate of 13.5% (See Note 4). We also issued Warrants to purchase an aggregate of 160,000 shares of our Common Stock, exercisable at $2.92 per share and with a three year term, for consulting services related to the private placement.

8. Discontinued Operations

On October 4, 2004, our Board of Directors approved the discontinuation of operations at the facility in Detroit, Michigan, owned by our subsidiary, Perma-Fix of Michigan, Inc. ("PFMI"). The decision to discontinue operations at the Detroit facility was principally as a result of two fires that significantly disrupted operations at the facility in 2003, and the facility's critical drain on the financial resources of our Industrial segment. We are in the process of remediating the facility and evaluating our available options for future use or sale of the property. The operating activities for the current and prior periods have been reclassified to discontinued operations in our Consolidated Statements of Operations.

PFMI recorded revenues of $1,569,000 and $4,465,000, and operating losses of $1,765,000 and $226,000 for the nine months ended September 30, 2004 and 2003, respectively. Our estimated loss on disposals from discontinued operations of $9,835,000 for the three and nine months ended September 30, 2004, consisted of asset impairments, pension costs, environmental remediation and other expenses as described in the following table:

                                                                         Total
                                                    Noncash             Charges
(Amounts in thousands)                              Charges  Accruals  (Credits)
--------------------------------------------------------------------------------
Pension plan withdrawal liability                    $   --    $1,474    $1,474
Severance liability                                      --        47        47
Environmental closure and remediation accrual            --     2,733     2,733
Tangible asset impairment                             4,591        --     4,591
Goodwill and permit impairment                          929        --       929
Other                                                    --        61        61
--------------------------------------------------------------------------------
Loss on disposal from discontinued operations        $5,520    $4,315    $9,835
===========================================================================+====

The pension plan withdrawal liability is a result of terminating our union employees at PFMI. The liability is an estimate, and we are in the process of completing an actuarial study of the withdrawal liability under the pension plan. The tangible asset impairment is our best estimate of the write down of tangible assets to fair value. The goodwill and permit impairment is our best estimate of the portion of our goodwill and permits of the Industrial reporting unit allocated to PFMI. Other costs consist of estimated amounts to be paid to close the facility and remediate the property. The environmental closure and remediation accrual is based on our estimate at the time of this report and could change based on the final remediation costs.

Assets and liabilities related to the discontinued operation have been reclassified to separate categories in the Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003. As of September 30, 2004, assets are recorded at their net realizable value, and consist of land and buildings of $600,000, accounts receivable of $347,000, and estimated insurance proceeds receivable of $455,000. The insurance receivable is an estimate of the direct costs from the first fire at PFMI. We have submitted insurance claims for both fires at PFMI, and are currently negotiating settlements for those claims, but at this time we cannot estimate actual proceeds to be received. If the proceeds exceed the estimated insurance receivable we will recognize a gain for the additional proceeds. Liabilities as of September 30, 2004, consist of accounts payable and current accruals of $2,554,000 and environmental and closure accruals of $2,464,000.

9. Operating Segments

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

We have three operating segments, which are defined as each business line that we operate. This however, excludes corporate headquarters, which does not generate revenue, and Perma-Fix of Michigan, Inc., a discontinued operation. See
Note 8 for further information on discontinued operations.

Our operating segments are defined as follows:

The Industrial Waste Management Services segment, which provides on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial waste, commercial waste and wastewater through our seven facilities; Perma-Fix Treatment Services, Inc., Perma-Fix of Dayton, Inc., Perma-Fix of Ft. Lauderdale, Inc., Perma-Fix of Orlando, Inc., Perma-Fix of South Georgia, Inc., Perma-Fix of Maryland, Inc. (which acquired certain assets and assumed certain liabilities of A&A) and Perma-Fix of Pittsburgh, Inc. (which acquired certain assets of EMAX).

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

The table below presents certain financial information in thousands by business segment for the three and nine months ended September 30, 2004 and 2003.

Segment Reporting for the Quarter Ended September 30, 2004

                                              Industrial       Nuclear
                                                 Waste          Waste                     Segments    Corporate(2)      Consolidated
                                               Services       Services      Engineering     Total      and Other            Total
                                              ----------      --------      -----------   --------    ------------      ------------
Revenue from external customers                $ 10,606       $12,886(3)      $  845      $ 24,337       $    --          $  24,337
Intercompany revenues                               734           917             96         1,747            --              1,747
Interest income                                      --            --             --            --            --                 --
Interest expense                                    199           102             --           301            (7)               294
Interest expense-financing fees                      --           191             --           191         1,375              1,566
Depreciation and amortization                       523           671              7         1,201            10              1,211
Segment profit (loss)                            (9,050)        3,219             43        (5,788)       (1,217)            (7,005)
Segment assets(1)                                29,556        64,760          2,125        96,441         9,869(4)         106,310
Expenditures for segment assets                     189           254             --           443             6                449

Segment Reporting for the Quarter Ended September 30, 2003

                                              Industrial       Nuclear
                                                 Waste          Waste                     Segments    Corporate(2)      Consolidated
                                               Services       Services      Engineering     Total      and Other            Total
                                              ----------      --------      -----------   --------    ------------      ------------
Revenue from external customers                $ 10,529       $12,487(3)      $  765      $ 23,781       $    --          $  23,781
Intercompany revenues                               836           702            143         1,681            --              1,681
Interest income                                       1            --             --             1             1                  2
Interest expense                                    182           505             (2)          685            50                735
Interest expense-financing fees                      --            --             --            --           256                256
Depreciation and amortization                       420           637              9         1,066            18              1,084
Segment profit                                       71         3,831             94         3,996            --              3,996
Segment assets(1)                                32,441        60,841          2,130        95,412        19,037(4)         114,449
Expenditures for segment assets                     237           425             44           706           143(5)             849

Segment Reporting for the Nine Months Ended September 30, 2004

                                              Industrial       Nuclear
                                                 Waste          Waste                     Segments    Corporate(2)      Consolidated
                                               Services       Services      Engineering     Total      and Other            Total
                                              ----------      --------      -----------   --------    ------------      ------------
Revenue from external customers                $ 27,005       $30,871(3)      $2,401      $ 60,277       $    --          $  60,277
Intercompany revenues                             1,782         2,766            316         4,864            --              4,864
Interest income                                       2            --             --             2            --                  2
Interest expense                                    544           971             --         1,515            20              1,535
Interest expense-financing fees                      --           192             --           192         1,887              2,079
Depreciation and amortization                     1,516         1,978             21         3,515            25              3,540
Segment profit (loss)                           (11,140)        4,333             69        (6,738)       (1,217)            (7,955)
Segment assets(1)                                29,556        64,760          2,125        96,441         9,869(4)         106,310
Expenditures for segment assets                     644         1,783             17         2,444            58              2,502

Segment Reporting for the Nine Months Ended September 30, 2003

                                              Industrial       Nuclear
                                                 Waste          Waste                     Segments    Corporate(2)      Consolidated
                                               Services       Services      Engineering     Total      and Other            Total
                                              ----------      --------      -----------   --------    ------------      ------------
Revenue from external customers                $ 29,254       $28,753(3)      $2,418      $ 60,425       $    --          $  60,425
Intercompany revenues                             2,876         2,009            417         5,302            --              5,302
Interest income                                       4            --             --             4             3                  7
Interest expense                                    535         1,448             (8)        1,975           132              2,107
Interest expense-financing fees                      --             3             --             3           811                814
Depreciation and amortization                     1,215         1,848             27         3,090            56              3,146
Segment profit (loss)                            (1,081)        3,400            250         2,569            --              2,569
Segment assets(1)                                32,441        60,841          2,130        95,412        19,037(4)         114,449
Expenditures for segment assets                   1,033         1,493             52         2,578           335(5)           2,913

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2) Amounts reflect the activity for corporate headquarters not included in the segment information.

(3) The consolidated revenues include revenues within the Nuclear Waste Services segment from Bechtel Jacobs for the quarter and nine months ended September 30, 2004, which total $2,627,000 or 10.8% and 6,752,000 or 11.2%
      of consolidated revenues and $5,099,000 or 20.9% and $11,191,000 or 18.6% of consolidated revenues for the same periods in 2003.

(4) Amount includes assets of approximately $1,416,000 and $10,224,000 of assets from Perma-Fix of Michigan, Inc. a discontinued operation from the Industrial segment as of September 30, 2004 and 2003, respectively. (see
      Note 8).

(5) Amount includes asset expenditures from our discontinued operation of $8,000 and $48,000 for the three and nine months ended September 30, 2003.

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

      o ability to fund up to the additional $1,100,000 of the $3,600,000 revised capital expenditure estimate during 2004;

      o     as  the  M&EC   facility   continues   to  enhance  its   processing
            capabilities and completes certain expansion projects, we could see higher total revenues with Bechtel Jacobs;

      o     increasing other sources of revenue at M&EC;

      o     Growth of our Nuclear segment;

      o     positive results in our Industrial segment from our strategy;

      o     improvement in the fourth quarter;

      o ability under the joint ventures to win contract awards and perform remedial activities;

      o completion of the contract with the Fortune 500 company during the first quarter of next year, and

      o ability to remediate and close the Detroit, Michigan facility for the estimated amount.

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

      o     management retention and development;

      o     impairment of intangible assets is substantially more than expected;

      o termination of the Oak Ridge contracts as a result of our lawsuit against Bechtel Jacobs or otherwise;

      o the requirement to use internally generated funds for purposes not presently anticipated;

      o     inability to be profitable on an annualized basis;

      o the inability of the Company to maintain the listing of its Common Stock on the NASDAQ;

      o the determination that PFMI, PFSG, or PFO was responsible for a material amount of remediation at certain superfund sites; and

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

The results, for the third quarter of 2004 reflect the continued growth in revenue and receipt of further contract awards within the Nuclear segment, which resulted in increased revenue for both the three and nine months ended September 30, 2004, as compared to the same periods of 2003. We continue to enhance our processing capabilities and efficiencies within the Nuclear segment, which has led to the expansion of our services within additional governmental sites, beyond the current Bechtel Jacobs Company Oak Ridge contracts, and from other large Fortune 500 companies. We continue to work through the restructuring efforts within the Industrial segment, which included the discontinued operations of our Detroit, Michigan facility, the write down of certain fixed assets and the impairment of certain goodwill and other intangible assets, all of which resulted in non-recurring charges, which negatively impacted the quarter. We continue to strengthen our balance sheet and borrowing position, and reduce our debt, which should have a positive effect as we move into the final quarter of the year.

During the third quarter in 2004 we recorded impairment estimates to intangible assets in the aggregate of $7,101,000, which is a charge against income from operations. For further disclosure refer to the Results of Operations section of this Management's Discussion and Analysis. Additionally, we discontinued our operations at our facility in Detroit, Michigan. This resulted in an aggregate loss from discontinued operations of $10,575,000 and $11,600,000 for the three and nine months ended September 30, 2004. The discontinued operation is further discussed in this Management's Discussion and Analysis.

Results of Operations

The table below should be used when reviewing management's discussion and analysis for the three and nine months ended September 30, 2004 and 2003. The results of operations for the discontinued operations have been reclassified for all reported periods out of their respective revenue and expense categories and are recorded in the aggregate under Net income (loss) from discontinued operations.

                                                          Three Months Ended                            Nine Months Ended
                                                             September 30,                                September 30,
                                                   --------------------------------------    ---------------------------------------
Consolidated (amounts in thousands)                   2004       %        2003        %         2004       %        2003        %
------------------------------------------------------------------------------------------------------------------------------------
Net revenues                                       $ 24,337    100.0    $ 23,781    100.0    $ 60,277    100.0    $ 60,425    100.0
Cost of goods sold                                   16,808     69.1      14,110     59.3      43,195     71.7      41,725     69.1
                                                   --------    -----    --------    -----    --------    -----    --------    -----
       Gross profit                                   7,529     30.9       9,671     40.7      17,082     28.3      18,700     30.9

Selling, general and administrative                   4,419     18.2       4,610     19.4      12,832     21.3      13,008     21.5
Loss (gain) on disposal/impairment of
   fixed assets                                       1,014      4.1         (14)     (.1)        996      1.7         (15)      --

Impairment loss on intangible assets                  7,101     29.2          --       --       7,101     11.7          --       --
                                                   --------    -----    --------    -----    --------    -----    --------    -----
       Income (loss) from operations               $ (5,005)   (20.6)   $  5,075     21.4    $ (3,847)    (6.4)   $  5,707      9.4
                                                   ========    =====    ========    =====    ========    =====    ========    =====

Interest expense                                   $   (294)    (1.2)   $   (735)    (3.1)   $ (1,535)    (2.5)   $ (2,107)    (3.5)

Interest expense-financing fees                      (1,566)    (6.4)       (256)    (1.1)     (2,079)    (3.4)       (814)    (1.3)

Preferred Stock dividends                               (48)     (.2)        (48)     (.2)       (142)     (.2)       (142)     (.2)
Net income (loss) from discontinued
   operations                                       (10,575)   (43.5)         29       .1     (11,600)   (19.2)       (226)     (.4)

Summary - Three and Nine Months Ended September 30, 2004 and 2003

Net Revenue

Consolidated net revenues increased to $24,337,000 for the quarter ended September 30, 2004, as compared to $23,781,000 for the same quarter in 2003. The increase of $556,000 or 2.3% is primarily attributable to an increase in the Nuclear segment of approximately $399,000 or 3.2%, resulting from the continued expansion within the mixed waste market as our facilities demonstrate their ability to accept and process more complex waste streams, and we receive new contracts for additional services. The third quarter of 2004 has revenue from a contract awarded by a Fortune 500 company in late June 2004 to treat and dispose of mixed waste from research and development activities. Revenues from Bechtel Jacobs Company, which includes the Oak Ridge contracts, totaled $2,627,000 or 10.8% of total consolidated revenues for the three months ended September 30, 2004, compared to $5,099,000 or 20.9% for the three months ended September 30, 2003. See "Known Trends and Uncertainties - Significant Contracts" of this Management's Discussion and Analysis. Adding to this increase, were both the Consulting Engineering Service segment with an increase of $80,000 or 10.5% and the Industrial segment with an increase of $77,000 or 0.7%. The increase in the Industrial segment resulted principally from the $2,609,000 of revenue contributed from the two facilities acquired as of March 23, 2004. See
"Acquisitions" in this Management's Discussion and Analysis for further information on the acquired facilities. Primarily offsetting the increase within the Industrial segment was $1,870,000 of revenue recognized in the third quarter of 2003, from the Army's Newport Hydrolysate project, which was not duplicated in the third quarter of 2004. The remaining decrease is attributable to a reduction in government revenues and to the continued restructuring and the strategic decision to eliminate low margin broker business and replace it with higher margin generator direct revenue.

Consolidated net revenues decreased to $60,277,000 from $60,425,000 for the nine-month period ended September 30, 2004. This decrease of $148,000 or 0.2% is principally attributable to a decrease in the

Industrial segment of approximately $2,249,000 resulting primarily from the continued restructuring of the segment as discussed above. Positively impacting the first nine months of 2003 was the Army's Newport Hydrolysate project, from which we recognized revenue of $3,055,000, which was not duplicated in 2004. The decrease for the first nine months of 2004 is also attributable to the reduction in government revenues of approximately $1,478,000. The remaining decrease of $3,522,000 was a result of restructuring and strategic decision to focus on higher margin generator direct revenue. Partially offsetting the decrease within the Industrial segment is $5,806,000 of revenue contributed from two facilities acquired as of March 23, 2004. See "Acquisitions" in this Management's Discussion and Analysis for further information on the acquired facilities. The Consulting Engineering Service segment also experienced a decrease of approximately $17,000. Offsetting these decreases, was an increase in the Nuclear segment of approximately $2,118,000, resulting from the continued expansion within the mixed waste market as our facilities demonstrate their ability to accept and process more complex waste streams and we receive new contracts for additional services, including a Fortune 500 company as discussed above. Additionally, the first and second quarters of 2003 were negatively effected by the government's inability to ship waste to our facilities due to the war in Iraq and prolonged terrorism alerts, which has not been an obstacle during 2004. Consolidated revenues with Bechtel Jacobs Company, which includes the Oak Ridge contracts, totaled $6,752,000 or 11.2% of total revenues for the nine months ended September 30, 2004, compared to $11,191,000 or 18.6% for the nine months ended September 30, 2003. See "Known Trends and Uncertainties - Significant Contracts" of this Management's Discussion and Analysis. The backlog of stored waste within the Nuclear segment at September 30, 2004, was approximately $12,688,000, compared to $5,782,000 at December 31, 2003.

Cost of Goods Sold

Cost of goods sold increased $2,698,000 or 19.1% for the quarter ended September 30, 2004, as compared to the quarter ended September 30, 2003. This increase in cost of goods sold predominantly reflects an increase in the Industrial segment of approximately $1,361,000, which principally relates to additional costs related to the revenue generated from the two facilities acquired, as of March 23, 2004, and the additional operating costs incurred as the segment completes its restructuring and integration efforts. Partially offsetting this increase is the reduction in costs from 2003 due to the Army's Newport Hydrolysate project, not repeated in 2004, which carried significantly lower costs than the replacement revenue from the acquired facilities. Additionally, the Nuclear segment experienced an increase of approximately $1,171,000 due to an increase in disposal and treatment costs associated with the particular waste streams processed during the third quarter of 2004. The Consulting Engineering Services segment accounted for approximately $166,000 of the increase in cost of goods sold, which corresponds with the increase in revenue and higher materials and personnel costs. Depreciation expense of $1,143,000 and $1,016,000 for the quarters ended September 30, 2004 and 2003, respectively, is included in cost of goods sold, which reflects an increase of $127,000. The acquisitions contributed $126,000 to this increase.

Cost of goods sold increased $1,470,000 or 3.5% for the nine-month period ended September 30, 2004, as compared to the nine-month period ended September 30, 2003. This increase in cost of goods sold primarily reflects an increase in the Nuclear segment of $1,078,000, which correlates with the increase in revenue. Additionally, the Consulting Engineering Services segment experienced an increase in cost of goods sold of approximately $223,000, which relates to the higher payroll and other direct costs of projects completed this year. The Industrial segment experienced an increase of approximately $169,000, which primarily reflects the additional operating costs incurred as the segment completes its restructuring and integration efforts and increased costs related to revenue generated from the two facilities acquired, as of March 23, 2004. Partially offsetting this increase was the reduction in costs from 2003 due to the Army's Newport Hydrolysate project, not repeated in 2004. Included within cost of goods sold is depreciation expense of $3,349,000 and $2,946,000 for the nine months ended September 30, 2004 and 2003, respectively, reflecting an increase of $403,000 over 2003, of which $282,000 was a result of the acquired facilities.

Gross Profit

The resulting gross profit for the quarter ended September 30, 2004, decreased $2,142,000 to $7,529,000, which as a percentage of revenue is 30.9%, as compared to 40.7% for the quarter ended September 30, 2003. The decrease in gross profit percentage primarily reflects a decrease in the Industrial segment from 27.1% in 2003 to 14.8% in 2004. This segment's decrease principally reflects the decrease in gross profit from the elimination of the Army's Newport Hydrolysate project, a higher margin contract, included in the third quarter of 2003. The remaining reduction in gross margin for the segment was the addition of the March 23, 2004, acquisitions and the on going restructuring. Additionally, the Nuclear segment decreased from 52.2% in 2003 to 44.6% in 2004, reflecting mainly a less favorable product mix during the quarter and increased disposal costs that correspond with different contracts. There was a decrease in the Consulting Engineering Services segment from 38.3% in 2003 to 24.4% in 2004, which reflects the impact of lower margin projects being performed in the third quarter of 2004.

The resulting gross profit for the nine months ended September 30, 2004, decreased $1,618,000 to $17,082,000, which as a percentage of revenue is 28.3%, reflecting a decrease from the 2003 corresponding nine months percentage of revenue of 30.9%. This decrease in gross profit percentage principally reflects a decrease in the Industrial segment from 22.5% in 2003 to 15.4% in 2004. This segment's decrease primarily reflects the fixed costs of operating the facilities being spread over reduced revenues, relating in part to the restructuring. Additionally, the decrease in gross profit percentage was significantly affected by the elimination of the Army's Newport Hydrolysate project included in the third quarter of 2003, which had a very high gross margin. Additionally, there was a decrease in the Consulting Engineering Services segment from 36.5% in 2003 to 26.8% in 2004, which reflects the impact of lower margin projects being performed in the first nine months of 2004. The decrease in gross profit percentage was partially offset by an increase in the Nuclear segment from 39.1% in 2003 to 39.8% in 2004.

Selling, General and Administrative

Selling, general and administrative expenses decreased $191,000 or 4.1% for the quarter ended September 30, 2004, as compared to the quarter ended September 30, 2003. This decrease was realized by both the Industrial and Consulting
Engineering segments, and included reductions in payroll related expenses and outside services. Partially offsetting the decrease from the restructuring within the Industrial segment was the additional expenses related to the two facilities acquired effective March 23, 2004. Additionally, the Nuclear segment had a slight increase in payroll and related expenses. Depreciation and amortization expense of $68,000 was included within selling, general and administrative expenses for both third quarters of 2004 and 2003. As a percentage of revenue, selling, general and administrative expenses decreased to 18.2% for the quarter ended September 30, 2004, compared to 19.4% for the same period in 2003.

Selling, general and administrative expenses decreased $176,000 or 1.4% for the nine months ended September 30, 2004, as compared to the same period in 2003. This decrease relates to all segments, but the largest of which is the Consulting Engineering Services and Industrial segments reductions in payroll and related expenses, with the decrease in the Industrial segment primarily due to the restructuring of the segment. Partially offsetting the decrease within the Industrial segment are the additional expenses related to the two facilities acquired, effective March 23, 2004. Offsetting the company's decrease was an increase in corporate administrative expenses and the Nuclear segment's payroll related expenses, as stronger infrastructures are built as we comply with the Sarbanes Oxley Act of 2002. Included in selling, general and administrative expenses is depreciation and amortization expense of $191,000 and $200,000 for the nine months ended September 30, 2004 and 2003, respectively. As a percentage of revenue, selling, general and administrative expenses decreased to 21.3% for the nine months ended September 30, 2004, compared to 21.5% for the same period in 2003.

Loss (Gain) on Disposal/Impairment of Fixed Assets

The loss on fixed asset disposal/impairment for the quarter ended September 30, 2004, was $1,014,000, as compared to a gain of $14,000 for the same quarter in 2003. This loss is principally a result of the Industrial segment writing down certain fixed assets, totaling $1,026,000, which have been determined to have no fair value. As part of the restructuring process, management abandoned various projects at certain facilities.

The loss on fixed asset disposal/impairment for the nine months ended September 30, 2004, was $996,000, as compared to a gain of $15,000 for the same nine-month period in 2003. This loss is principally a result of the Industrial segment writing down certain fixed assets, totaling $1,026,000, which have been determined to have no fair value. As part of the restructuring process, management abandoned various projects at certain facilities.

Impairment on Intangible Assets

In conjunction with our third quarter financial reporting process, as a result of a disparity of our Industrial reporting unit's actual operating results to long-term projections and the discontinuation of operations at our Industrial segment facility in Detroit, Michigan, as of September 30, 2004, (see Discontinued Operations in this Management's Discussion and Analysis), we engaged an independent appraisal firm to perform preliminary impairment tests of permits and goodwill, separately for the Industrial reporting unit. The preliminary impairment tests of the Industrial reporting unit resulted in an estimated impairment to permits of $2,215,000 and an estimated impairment to goodwill of approximately $4,886,000. The aggregate impairment of $7,101,000 is our best estimate and was recorded in the third quarter as a component of Income
(loss) from operations in the Consolidated Statements of Operations. The preliminary impairment tests of the Industrial reporting unit will be finalized, along with the annual impairment tests, during the fourth quarter of 2004, thus our estimated impairment loss is subject to refinement and may be adjusted, if necessary.

Interest Expense

Interest expense decreased $441,000 for the quarter ended September 30, 2004, as compared to the corresponding period of 2003. This decrease reflects lower borrowing levels and interest rates on our PNC revolving credit and term loan, resulting in a decrease in interest expense of $92,000. In March 2004, we received proceeds from the private placement that were used to temporarily reduce the revolver resulting in this decrease in interest expense. Additionally, as a result of the prepayment of the senior subordinated debt in August 2004, interest expense decreased by $63,000. In June 2004, the final repayment of debt associated with past acquisitions was completed resulting in a decrease in interest expense of $36,000. The remainder of the decrease is primarily due to an adjustment to the interest payable associated with the PDC and IRS notes, which totaled $219,000.

Interest expense also decreased by $572,000 for the nine-month period ended September 30, 2004, as compared to the corresponding period of 2003. This decrease reflects the impact of lower interest rates and decreased borrowing levels on the revolving credit and term loans with PNC, which resulted in a decrease in interest expense of $203,000 when compared to prior year. In March 2004, we received proceeds related to the private placement that was used to temporarily reduce the revolver, which resulted in a decrease in interest expense. Additionally, the final repayment of debt associated with past acquisitions resulted in a decrease in interest expense of $76,000. Additionally, as a result of the prepayment of the senior subordinated debt in August 2004, interest expense decreased by $63,000. The remainder of the decrease is primarily due to an adjustment to the interest payable associated with the PDC and IRS notes, which totaled $219,000.

Interest Expense - Financing Fees

Interest expense-financing fees increased by $1,310,000 during the three months ended September 30, 2004, as compared to the same period in 2003. This increase is primarily a result of the write-off of $1,217,000 of prepaid financing fees and debt discount associated with the early termination of senior subordinated notes, which were paid in full in August 2004. Additionally, we expensed an early termination fee of $190,000, paid as a result of the pre-payment. These financing fees are principally associated with the credit facility and term loan with PNC and the senior subordinated notes, and are amortized to expense over the term of the loan agreements.

Interest expense-financing fees increased by $1,265,000 for the nine months ended September 30, 2004, as compared to the corresponding period of 2003. This increase was primarily due to a one-time write-off of fees in March 2004, associated with other short term financing and the write-off of $1,217,000 of prepaid financing fees and debt discount associated with the early termination of senior subordinated notes, which were paid in full in August 2004. Additionally, we expensed an early termination fee of $190,000 paid as a result of the pre-payment.

Preferred Stock Dividends

Preferred Stock dividends remained relatively constant at $48,000 for the quarters ended September 30, 2004 and 2003. The Preferred Stock dividends are comprised of approximately $31,000 accrued dividends from our Series 17 Preferred Stock, and $17,000 from the accrual of preferred dividends on the Preferred Stock of our subsidiary, M&EC. Preferred dividends for the nine months remained constant at $142,000 for 2004 and 2003.

Discontinued Operation

On October 4, 2004, our Board of Directors approved the discontinuation of operations at the facility in Detroit, Michigan ("Detroit facility"), owned by our subsidiary, Perma-Fix of Michigan, Inc. ("PFMI"). The decision to discontinue operations at the Detroit facility was principally as a result of two fires that significantly disrupted operations at the facility in 2003, and the facility's critical drain on the financial resources of our Industrial segment. We are in the process of remediating the facility and evaluating our available options for future use or sale of the property. The operating activities for the current and prior periods have been reclassified to discontinued operations in our Consolidated Statements of Operations.

PFMI recorded revenues of $1,569,000 and $4,465,000, and operating losses of $1,765,000 and $226,000 for the nine months ended September 30, 2004 and 2003, respectively. Our estimated loss on disposals from discontinued operations of $9,835,000 for the three and nine months ended September 30, 2004, consisted of asset impairments, pension costs, environmental remediation and other expenses.

We recorded $1,474,000 for a pension plan withdrawal liability as a result of terminating our union employees at PFMI. The liability is an estimate, and we are in the process of completing an actuarial study of the withdrawal liability under the pension plan. Additionally, we recorded accruals for environmental closure and remediation, costs of $2,733,000, severance costs of $47,000 and miscellaneous costs of $61,000. We recorded a non-cash tangible asset impairment of $4,591,000 and impairment to goodwill and permits of $929,000. The tangible asset impairment is our best estimate write down of tangible assets to fair value. The goodwill and permit impairment is our estimate of the portion of our goodwill and permits for the Industrial segment allocated to PFMI. Other costs consist of amounts to be paid to close the facility and remediate the property. The environmental closure and remediation accrual is based on our estimate at the time of this report and could change based on the final remediation costs.

Assets and liabilities related to the discontinued operation have been reclassified to separate categories in the Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003. As of September 30, 2004, assets are recorded at their net realizable value, and consist of land and buildings of $600,000, accounts receivable of $347,000, and estimated insurance proceeds receivable of $455,000. The insurance receivable is an estimate of the direct costs from the first fire at PFMI. We have submitted insurance claims for both fires at PFMI, and are currently negotiating settlements for those claims, but at this time we cannot estimate actual proceeds to be received. If the proceeds exceed the estimated insurance receivable we will recognize a gain for the additional proceeds. Liabilities as of September 30, 2004, consist of accounts payable and current accruals of $2,554,000 and environmental and closure accruals of $2,464,000.

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

At September 30, 2004, we had cash of $458,000. This cash total reflects an increase of $47,000 from December 31, 2003, as a result of net cash provided by operations of $27,000 and cash provided by financing activities of $6,202,000 (principally proceeds from the issuance of Common Stock in connection with Warrant and option exercises, issuances under our employee stock purchase plan and the private placement completed in the first quarter, partially offset by net repayments of our revolving credit facility and long-term debt) offset by cash used in investing activities of $6,182,000 (principally funds used for acquisitions, net purchases of equipment, and a deposit to the finite risk sinking fund). We are in a net borrowing position and therefore attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes remittance lock boxes and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility. The cash balance at September 30, 2004, represents payroll account fundings, which were not withdrawn until after quarter-end.

Operating Activities

Accounts receivable, net of allowance for doubtful accounts, totaled $31,391,000, an increase of $7,815,000 from the December 31, 2003 balance of $23,576,000. This increase reflects the impact of additional accounts receivable of $2,226,000 as a result of the assets purchased in the acquisitions discussed below in this Management's Discussion and Analysis. Additionally, the Nuclear segment experienced an increase of $5,633,000 as a result of the seasonal increase in revenue that comes from DOE/DOD contractors. Offsetting these increases, were slight decreases in the Industrial segment of $35,000 and the Consulting Engineering segment of $9,000.

As of September 30, 2004, total consolidated accounts payable was $6,111,000, an increase of $593,000 from the December 31, 2003, balance of $5,518,000. This increase in accounts payable reflects the impact of the acquisitions, which resulted in an increase of $864,000. Additionally, accounts payable increased due to un-financed capital expenditures, offset by decreases in trade accounts payable, which was achieved by improved cash flow.

Working capital at September 30, 2004, was $4,922,000, as compared to working capital of $4,159,000 at December 31, 2003, reflecting an increase of $763,000. This working capital increase reflects the increased accounts receivable balance primarily due to the acquisitions, which contributed $1,514,000 of this increase, net of the increased accounts payable balance at the end of the period. Negatively impacting this September 30, 2004 working capital position was the reclass of $3.5 million from long term debt to current portion, for the unsecured promissory note due in full in August 2005, and the recording of certain current liabilities of the discontinued operations.

Investing Activities

Our purchases of capital equipment for the nine-month period ended September 30, 2004, totaled approximately $2,502,000, including financed purchases of $184,000. These expenditures were for expansion and improvements to the operations principally within our Industrial and Nuclear segments. The capital expenditures were funded by cash provided by operations and from proceeds from the issuance of stock, upon exercise of Warrants, options and private placement funds. We had budgeted capital expenditures of up to approximately $5,600,000 for 2004, which includes an estimated $1,675,000 for completion of certain 2003 projects in process, as well as other identified capital purchases for the expansion and improvement to the operations and for certain compliance related enhancements. We have revised our capital expenditures estimate for 2004, down to approximately $3,600,000. Our purchases during 2004 include approximately $994,000 to complete certain of the 2003 projects in process. We anticipate funding capital expenditures by a combination of lease financing, internally generated funds, and/or the proceeds received from Option and Warrant exercises.

Financing Activities

On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank. The Agreement provided, at inception, for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves Agent reasonably deems proper and necessary. The Revolving Credit advances are due and payable in full on December 22, 2005. As of September 30, 2004, the excess availability under our Revolving Credit was $10,127,000 based on our eligible receivables. However, during the third quarter of 2004, our borrowings approached the maximum line capacity under the Revolving Credit, thereby reducing the line availability from which we could borrow to $5,294,000 as of September 30, 2004.

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

On July 31, 2001, we issued approximately $5,625,000 of our 13.50% Senior Subordinated Notes due July 31, 2006 (the "Notes"). The Notes were issued pursuant to the terms of a Note and Warrant Purchase Agreement, dated July 31, 2001 (the "Purchase Agreement"), between the Company, Associated Mezzanine Investors - PESI, L.P. ("AMI"), and Bridge East Capital, L.P. ("BEC"). The notes were paid in full in August 2004. We also paid early termination fees of $190,000 and recorded a non-cash expense of $1,217,000 for the write-off of prepaid financing fees and a debt discount.

Under the terms of the Purchase Agreement, we also issued to AMI and BEC Warrants to purchase up to 1,281,731 shares of our Common Stock ("Warrant Shares") at an initial exercise price of $1.50 per share (the "Warrants"), subject to adjustment under certain conditions, which were valued at $1,622,000. The Warrants, as issued, also contain a cashless exercise provision. The Warrant Shares are registered under an S-3 Registration Statement that was declared effective on November 27, 2002.

In connection with the sale of the Notes, the Company, AMI, and BEC entered into an Option Agreement, dated July 31, 2001 (the "Option Agreement"). Pursuant to the Option Agreement, the Company granted each purchaser an irrevocable option requiring the Company to purchase any of the Warrants or Warrant Shares then held by the purchaser (the "Put Option"). The Put Option may be exercised at any time commencing July 31, 2004, and ending July 31, 2008. In addition, each purchaser granted to the Company an irrevocable option to purchase all the Warrants or the Warrant Shares then held by the purchaser (the "Call Option"). The Call Option may be exercised at any time commencing July 31, 2005, and ending July 31, 2008. The purchase price under the Put Option and the Call Option is based on the quotient obtained by dividing (a) the sum of six times the Company's consolidated EBITDA for the period of the 12 most recent consecutive months minus Net Debt plus the Warrant Proceeds by (b) the Company's Diluted Shares (as the terms EBITDA, Net Debt, Warrant Proceeds, and Diluted Shares are defined in the Option Agreement). We account for the changes in redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. On September 30, 2004, the Put Option had no value and no liability was recorded.

In conjunction with our acquisition of East Tennessee Materials and Energy Corporation ("M&EC"), M&EC issued a promissory note for a principal amount of $3,714,000 to PDC, dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended, (7.0% on September 30,
2004) and payable in lump sum at the end of the loan period. On September 30, 2004, the outstanding balance was $4,184,000 including accrued interest of approximately $990,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

Additionally, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. Interest is accrued at the Applicable Rate and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On September 30, 2004, the Applicable Rate was 7.0%. On September 30, 2004, the outstanding balance was $1,033,000 including accrued interest of approximately $240,000.

The accrued dividends on the outstanding Preferred Stock for the period July 1, 2003, through December 31, 2003, in the amount of approximately $63,000 were paid in February 2004 in the form of 19,643 shares of our Common Stock. The dividends for the period January 1, 2004, through June 30, 2004, total $62,000, and were paid in August 2004, through the issuance of 34,938 shares of our Common Stock. The accrued dividends for the period July 1, 2004 through September 30, 2004, total $32,000 and will be paid in January 2005. Under our loan agreements, we are prohibited from paying cash dividends on our outstanding capital stock.

In summary, we have continued to take steps to improve our operations and liquidity as discussed above. However, we continue to invest our working capital back into our facilities to fund capital additions for expansion within both the Nuclear and Industrial segments. We have experienced the positive impact of increased accounts receivable and increased availability under our Revolving Credit. Additionally, accounts payable have remained relatively steady through our typically strong third quarter. Offsetting these positives was the negative impact of current reserves recorded on discontinued operations and the reclassification of long-term debt to current. The reserves recorded on discontinued operations could be reduced or paid over a longer period of time than initially anticipated. If we are unable to improve our operations and become profitable in the foreseeable future, such would have a material adverse effect on our liquidity position.

Acquisitions

On March 23, 2004, our subsidiary, PFMD completed its acquisition of certain assets of A&A and our subsidiary, PFP completed its acquisition of certain assets of EMAX. We paid $2,915,000 in cash for the acquired assets and assumed liabilities of A&A and EMAX, using funds received in connection with the private placement discussed below. A&A and EMAX had unaudited combined revenues of approximately $15.0 million in 2003 and a combined loss of approximately $299,000.

Private Placement

On March 22, 2004, we completed a private placement for gross proceeds of approximately $10,386,000 through the sale of 4,616,113 shares of our Common Stock at $2.25 per share and Warrants to purchase an additional 1,615,638 shares of our Common Stock exercisable at $2.92 per share and a term of three years. The private placement was sold to fifteen accredited investors. The net cash proceeds received of $9,946,000, after paying placement agent fees, were used in connection with the acquisitions of certain acquired assets of A&A and EMAX discussed above, and to initially pay down the Revolving Credit, while finalizing the prepayment of other higher interest debt. We have incurred an additional $76,000 for expenses related to the private placement. During the third quarter of 2004, we used a portion of our availability under our Revolving Credit, to repay our Senior Subordinated Notes with an interest rate of 13.5%. We also issued Warrants to purchase an aggregate of 160,000 shares of our Common Stock, exercisable at $2.92 per share and with a three year term, for consulting services related to the private placement.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

                                                                                      Payments due by period
                                                                      -------------------------------------------------------
                                                                                                                       After
Contractual Obligations                                Total            2004         2005-2007      2008-2009           2009
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt                                        $25,412         $ 1,444         $22,929         $ 1,039         $    --
Interest on long-term debt                              1,230              --              --           1,230              --
Operating leases                                        3,282             338           2,828             116              --
Finite risk policy                                      8,030              --           3,011           2,008           3,011
Pension withdrawal liability                            1,474              --           1,474              --              --
Purchase obligations (1)                                   --              --              --              --              --
                                                      -------         -------         -------         -------         -------
    Total contractual obligations                     $39,428         $ 1,782         $30,242         $ 4,393         $ 3,011
                                                      =======         =======         =======         =======         =======

(1) We are not a party to any significant long-term service or supply contracts with respect to our processes. We refrain from entering into any long-term purchase commitments in the ordinary course of business.

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that in the event of closure our permitted facilities will be closed in accordance with the regulations. The policy provides $35,000,000 of financial assurance coverage and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy required an upfront payment of $4,000,000, of which $2,766,000 represents the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account. Additionally, in February 2004 we paid the first of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of September 30, 2004, we have recorded $2,225,000 in our sinking fund on the balance sheet. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, the insurer will pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

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

Revenue Recognition Estimates. Effective September 1, 2003, we refined our percentage of completion methodology for purposes of revenue recognition in our Nuclear segment. As we accept more complex waste streams in this segment, the treatment of those waste streams becomes more complicated and more time consuming. We have continued to enhance our waste tracking capabilities and systems, which has enabled us to better match the revenue earned to the processing milestones achieved. The major milestones are receipt, treatment/processing, and shipment/final disposition. Upon receiving mixed waste we generally recognize 33% of revenue as we incur costs for transportation, analytical and labor associated with the receipt of mixed wastes. As the waste is processed, shipped and disposed of we generally recognize the remaining 67% of revenue and all associated costs. We continually review these revenue recognition percentages by evaluating the processing milestones and specific contracts, to insure the most accurate percentage of completion. We are also reviewing the Industrial segment revenue recognition methodology to determine if any refinement is necessary.

Allowance for Doubtful Accounts. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that are uncollectable. We regularly review all accounts receivable balances and based on an assessment of current credit worthiness, estimate the portion, if any, of the balance that is uncollectable. This allowance was approximately 0.8%, of revenue for both 2003 and 2002, and approximately 2.9%, and 3.3% of accounts receivable for the nine-month periods ended September 30, 2004 and 2003, respectively.

Intangible Assets. Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net assets acquired ("goodwill") and the recognized permit value of the business. We continually reevaluate the propriety of the carrying amount of permits and goodwill to determine whether current events and circumstances warrant adjustments to the carrying value. Effective January 1, 2002, we adopted SFAS 142. We utilized an independent appraisal firm to test goodwill and permits, separately, for impairment. The initial report provided by the appraiser indicated that no impairment existed as of January 1, 2002. Goodwill and permits were again tested as of October 1, 2002 and October 1, 2003, and each of these tests also indicated no impairment. Effective January 1, 2002, we discontinued amortizing indefinite life intangible assets (goodwill and permits) as required by SFAS 142. The appraisers estimated the fair value of our operating segments using a discounted cash flow valuation approach. This approach is dependent on estimates for future sales, operating income, depreciation and amortization, working capital changes, and capital expenditures, as well as, expected growth rates for cash flows and long-term interest rates, all of which are impacted by economic conditions related to our industry as well as conditions in the U.S. capital markets. As discussed in the Results of Operations section of this Management's Discussion and Analysis, we had a preliminary impairment test performed on our Industrial segment, which resulted in an estimated impairment to permits of $2,215,000 and goodwill of $4,886,000.

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

Accrued Environmental Liabilities. We have four remediation projects currently in progress. The current and long-term accrual amounts for the projects are our best estimates based on proposed or approved processes for clean-up. The circumstances that could affect the outcome range from new technologies that are being developed every day to reduce our overall costs, to increased contamination levels that could arise as we complete remediation which could increase our costs, neither of which we anticipate at this time. In addition, significant changes in regulations could adversely or favorably affect our costs to remediate existing sites or potential future sites, which cannot be reasonably quantified. We have also accrued long-term environmental liabilities for our recently acquired facilities, however as these are not permitted facilities we are currently under no obligation to clean up the contamination.

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

Significant contracts. Our revenues are principally derived from numerous and varied customers. However, our Nuclear segment has a significant relationship with Bechtel Jacobs. Bechtel Jacobs is the government appointed manager of the environmental program to perform certain treatment and disposal services in Oak Ridge, Tennessee. In this capacity Bechtel Jacobs entered into certain subcontracts with our Oak Ridge, Tennessee subsidiary ("M&EC"). Our revenues from Bechtel Jacobs contributed 11.2% of total consolidated revenues in the nine months ended September 30, 2004 and 18.6% of total consolidated revenues during the same period in 2003. As the M&EC facility continues to enhance its processing capabilities and completes certain expansion projects and with the amended pricing structure under the Oak Ridge contracts, we could see higher total revenue with Bechtel Jacobs and under the Oak Ridge contracts. The Oak Ridge contracts have been extended for a period of two years, through June 2005, with several pricing modifications, but, as with most contracts with the federal government, may be terminated or renegotiated at any time at the government's election. In February 2003, M&EC commenced legal proceedings against Bechtel Jacobs, the general contractor under the Oak Ridge contracts, seeking payment from Bechtel Jacobs of approximately $4.3 million in surcharges relating to certain wastes that were treated by M&EC in 2001 and 2002 under the Oak Ridge contracts. We have recognized approximately $381,000 in revenue for these surcharges, which represented an initial offer for settlement by Bechtel Jacobs. Bechtel Jacobs continues to deliver waste to M&EC for treatment, and

M&EC continues to accept such waste. In addition, subsequent to the filing of the lawsuit, M&EC has entered into a new contract with Bechtel Jacobs to treat DOE waste. There is no guarantee of future business under the Oak Ridge contracts, and either party may terminate the Oak Ridge contracts at any time. Termination of these contracts could have a material adverse effect on us. We are working towards increasing other sources of revenues at M&EC to reduce the risk of reliance on one major source of revenues.

During the second quarter of 2004, the Nuclear segment was awarded a contract from a Fortune 500 company valued at approximately $6,218,000 to treat and dispose of mixed waste generated from research and development activities. This contract requires innovative treatment processing technologies we developed to accommodate the complex nature of these wastes. The contract should be completed during the first quarter of 2005. We recognized $2,422,000 in revenues from this contract for the three months ended September 30, 2004 or 9.9% of total consolidated revenues for the quarter. Revenues from the contract for the nine-month period were $2,652,000 or 4.4% of total consolidated revenues.

During October 2004, the Nuclear segment was awarded a three-year contract valued at approximately $23,000,000 for the treatment of mixed low-level wastes generated at the Department of Energy's ("DOE") Hanford Site. Fluor Hanford, a prime contractor supporting DOE's cleanup mission at Hanford, has awarded this contract to us to provide specialized thermal treatment for a variety of mixed low-level radioactive wastes generated at Hanford. As with contracts or subcontracts with or involving the federal government, this contract may be terminated or renegotiated at anytime at the government's option.

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

We have budgeted for 2004 approximately $1,143,000 in environmental expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at four locations. The four locations where these expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia and PFMI's facility in Detroit, Michigan. We have estimated the expenditures for 2004 to be approximately $592,000 at the EPS site, $216,000 at the PFM location, $246,000 at the PFSG site and $89,000 at the PFMI site of which $25,000; $40,000; $83,000; and $82,000, respectively, were spent during the first nine months of 2004. Additional funds will be required for the next seven years to properly remediate these sites. We expect to fund the 2004 expenses to remediate these four sites from funds generated internally, our revolving credit facility and from the exercise of Warrants and Options, however, no assurances can be made that we will be able to do so.

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

In October 2004, Perma-Fix of South Georgia, Inc. ("PFSG") and Perma-Fix of Orlando, Inc. ("PFO") were notified that they are PRPs at the Malone Service Company Superfund site in Texas City, Texas ("Site"). The EPA designated both PFSG and PFO as de minimis parties, which is determined as a generator that contributed less than 0.6% of the total hazardous materials at the Site. The EPA has made a settlement offer to all de minimis parties, that requires response within 45 days of receipt of the notice. If we accept the settlement offer our liability could be $229,000. We are in the process of reviewing this claim and our potential exposure in connection with this Site.

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

At September 30, 2004, we had accrued environmental liabilities totaling $3,489,000, which reflects an increase of $914,000 from the December 31, 2003, balance of $2,575,000. The increase represents the additional environmental liability accrued for PFMD and PFP of $491,000, additional environmental liability for our discontinued operation, PFMI, of $653,000, partially offset by payments made on remediation projects. The September 30, 2004, current and long-term accrued environmental balance is recorded as follows:

                                    PFD         PFM          PFSG         PFMI         PFMD         PFP         Total
                                ----------   ----------   ----------   ----------   ----------   ----------   ----------
Current Accrual                 $   50,000   $  150,000   $  195,000   $  660,000   $       --   $       --   $1,055,000

Long-term accrual                  680,000      629,000      634,000           --      391,000      100,000    2,434,000
                                ----------   ----------   ----------   ----------   ----------   ----------   ----------
      Total                     $  730,000   $  779,000   $  829,000   $  660,000   $  391,000   $  100,000   $3,489,000
                                ==========   ==========   ==========   ==========   ==========   ==========   ==========

Interest Rate Swap

We entered into an interest rate swap agreement effective December 22, 2000, to modify the interest characteristics of our outstanding debt from a floating basis to a fixed rate, thus reducing the impact of interest rate changes on future income. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counter parties is included in other assets or liabilities. At September 30, 2004, the market value of the interest rate swap was in an unfavorable value position of $62,000 and was recorded as a liability. During the nine months ended September 30, 2004, we recorded a gain on the interest rate swap of $68,000 that offset other comprehensive loss in the Statement of Stockholders' Equity.

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

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                           PART II - Other Information

Item 1.       Legal Proceedings

              There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2003 and the Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004, which are incorporated herein by reference, except as follows:

              We previously disclosed that during January 2004, the U.S. Environmental Protection Agency ("EPA") issued to Perma-Fix of Dayton, Inc. ("PFD"), our wholly owned subsidiary, a Notice of Findings of Violations ("Findings") alleging that PFD committed numerous violations of the Clean Air Act (the "Act") or regulations thereunder, and, although EPA did not assert any penalties or fines in the Findings, they did, however, specify that EPA had several enforcement options, including issuing an administrative penalty order or bringing judicial action against PFD. PFD has had numerous meetings with EPA regarding this matter. On September 28, 2004, PFD received an Administrative Compliance Order ("Order"), dated September 21, 2004, from EPA alleging that PFD was a "major source" of hazardous air pollutants and, as a major source, PFD was required to have obtained a Title V air permit, and thereby was not in compliance with provisions of the Act and/or regulations thereunder applicable to a major source.
              The Order further provides that PFD has six months from the effective date of the Order, to develop, submit, obtain and comply with numerous costly and burdensome compliance initiatives applicable to one that is a major source of hazardous air pollutants and to submit an application to the State of Ohio for a Title V Air permit. The Order does not assert any penalties or fines but provides that PFD is not absolved of any liabilities, including liability for penalties, for the alleged violations cited in the Order, and that failure to comply with the Order may subject PFD to penalties up to $32,500 per day for each violation. PFD had 10 days from the receipt of the Order to request a conference with EPA regarding the Order and PFD timely scheduled such a conference for the first week of November. The conference was subsequently postponed indefinitely by the EPA, and the EPA and PFD are exchanging information in an effort to resolve this matter. We have retained environmental consultants who have advised us that, based on the tests that they have performed, the environmental consultants do not believe that PFD is a major source of hazardous air pollutants. We have been further advised by counsel that if PFD is not a major source of hazardous air pollutants, PFD would not be required to obtain a Title V air permit, would not have violated the provisions of the Act alleged in the Order and would not be required to comply with the costly and burdensome compliance initiatives contained in the Order. Also, we have been further advised that the Order may be in violation of certain constitutional issues involving due process based on a recent decision by the United States Court of Appeals, 11th Circuit. A determination that PFD was a major source of hazardous air pollutants and required to comply with the Order, such could have a material adverse effect on us. We intend that PFD will vigorously defend itself in connection with this matter.

              In October 2004, Perma-Fix of South Georgia, Inc. ("PFSG") and Perma-Fix of Orlando, Inc. ("PFO") were notified that they are PRPs at the Malone Service Company Superfund site in Texas City, Texas ("Site"). The EPA designated both PFSG and PFO as de minimis parties, which is determined as a generator that contributed less than 0.6% of the total hazardous materials at the Site. The EPA has made a settlement offer to all de minimis parties, that requires response within 45 days of receipt of the notice. If we accept the settlement offer our liability could be $229,000. We are in the process of reviewing this claim and our potential exposure in connection with this Site.

              During September 2004, PFMI received a letter alleging that PFMI owed Reliance Insurance Company, in liquidation, the sum of $525,000 as a result of retrospective premiums under a retroactive premium agreement. Our counsel responded and advised that PFMI had numerous defenses to the demand, including, but not limited to, that the policy expired almost eight years ago and failure to adjust the premiums in a timely manner violated the agreement between the Company and Reliance and that under Michigan law it is deemed to be an unfair and deceptive act or practice in the business of insurance for an insurer to fail to complete a final audit within 120 days after termination of the policy. The Company and PFMI intend to vigorously defend this matter. However, we have accrued approximately $217,000 for this contingent liability.

Item 4.       Submission of Matters to a Vote of Security Holders

              The Company's annual meeting of stockholders ("Annual Meeting") was held on July 28, 2004. At the Annual Meeting, the following matters were voted on and approved by the stockholders.

                  1. The election of seven directors to serve until the next annual meeting of stockholders or until their respective successors are duly elected and qualified.

                  2.    Approval of the Company's 2004 Stock Option Plan.

                  3. Ratification of the appointment of BDO Seidman, LLP as the independent auditors of the Company for fiscal 2004.

              The Directors elected at the Annual Meeting and the votes cast for and withheld authority for each director are as follows:

              Directors                           For         Withhold Authority
              ------------------------         ----------     ------------------
              Dr. Louis F. Centofanti          27,562,366           381,710
              Jon Colin                        27,523,734           420,342
              Jack Lahav                       27,518,583           425,493
              Joe R. Reeder                    27,517,634           426,442
              Alfred C. Warrington, IV         27,555,686           388,390
              Dr. Charles E. Young             26,981,348           962,728
              Mark A. Zwecker                  27,511,483           432,593

              Also, at the Annual Meeting the stockholders approved the 2004 Stock Option Plan and ratified the appointment of BDO Seidman, LLP as the independent auditors of the Company for fiscal 2004. The votes for, against, abstentions and broker non-votes are as follows:

                                                                     Abstentions
                                                                     And Broker
                                              For         Against     Non-votes
                                          ----------     ---------   -----------
Approval of 2004
Stock Option Plan                         12,310,084     2,565,505    13,068,487

Ratification of the
Appointment  of BDO  Seidman,
LLP as the Independent Auditors           27,830,518        99,695        13,863

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.1 Agreement between Perma-Fix Environmental Services, Inc. and Fluor Hanford, dated October 11, 2004. Certain information within this exhibit has been omitted as it is the subject of a request by the Company for confidential treatment by the Securities and Exchange Commission under the Freedom of Information Act. The omitted information has been filed separately with the Secretary of the Securities and Exchange Commission for purpose of such request.

            31.1  Certification  by Dr.  Louis F.  Centofanti,  Chief  Executive
                  Officer  of  the  Company   pursuant  to  Rule   13a-14(a)  or
                  15d-14(a).

            31.2 Certification by Richard T. Kelecy, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).

            32.1 Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.

            32.2 Certification by Richard T. Kelecy, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.

            Reports on Form 8-K

                  A current report on Form 8-K (Item 5 - Other Events and Item 12 - Results of Operations and Financial Condition) was filed by the Company on August 2, 2004, to announce the financial results and conference call for the three and six months ended June 30, 2004.

                  A current report on Form 8-K (Item 1.02 - Termination of a Material Definitive Agreement and Item 2.04 - Triggering Events That Accelerate or Increase a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement) was filed by the Company on August 26, 2004, to report the prepayment of the 13.5% Senior Subordinated Notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Date:  November 8, 2004                   By: /s/ Dr. Louis F. Centofanti
                                              ----------------------------------
                                              Dr. Louis F. Centofanti
                                              Chairman of the Board
                                              Chief Executive Officer

Date:  November 8, 2004                   By: /s/ Richard T. Kelecy
                                              ----------------------------------
                                              Richard T. Kelecy
                                              Chief Financial Officer