Form 10-Q
period 2005-03-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2005-05-09
CIK 891532

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2005

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

            Class                        Outstanding at May 5, 2005 41,805,267
 Common Stock, $.001 Par Value             (excluding 988,000 shares held as
                                                    treasury stock)

================================================================================

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                                      INDEX

PART I FINANCIAL INFORMATION                                            Page No.
                                                                        --------
      Item 1. Financial Statements

            Consolidated Balance Sheets -
                  March 31, 2005 and December 31, 2004....................... 2

            Consolidated Statements of Operations -
                  Three Months Ended March 31, 2005 and 2004................. 4

            Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2005 and 2004................. 5

            Consolidated Statement of Stockholders' Equity -
                  Three Months Ended March 31, 2005.......................... 6

            Notes to Consolidated Financial Statements....................... 7

      Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations....................16

      Item 3. Quantitative and Qualitative Disclosures
            About Market Risk................................................33

      Item 4. Controls and Procedures........................................34


PART II OTHER INFORMATION

      Item 1. Legal Proceedings..............................................35

      Item 5. Other Information..............................................35

      Item 6. Exhibits.......................................................36

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

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The results of operations for the three months ended March 31, 2005, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2005.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                          March 31,
                                                                             2005      December 31,
(Amounts in Thousands, Except for Share Amounts)                         (Unaudited)       2004
---------------------------------------------------------------------------------------------------
ASSETS

Current assets

   Cash                                                                 $      78       $     215
   Restricted cash                                                             60              60
   Accounts receivable, net of allowance for doubtful
     accounts of $481 and $570                                             27,411          27,192
   Inventories                                                              1,184             882
   Prepaid expenses                                                         2,800           2,891
   Other receivables                                                           51              45
   Current assets of discontinued operations, net of allowance for
     doubtful accounts of $119 and $125                                     1,585           1,609
                                                                        ---------       ---------
     Total current assets                                                  33,169          32,894

Property and equipment:

   Buildings and land                                                      18,337          18,313
   Equipment                                                               30,441          30,281
   Vehicles                                                                 4,310           4,187
   Leasehold improvements                                                  11,489          11,514
   Office furniture and equipment                                           2,435           2,396
   Construction-in-progress                                                 2,291           1,852
                                                                        ---------       ---------
                                                                           69,303          68,543
   Less accumulated depreciation and amortization                         (22,476)        (21,282)
                                                                        ---------       ---------
     Net property and equipment                                            46,827          47,261

Property of discontinued operations                                           600             600

Intangibles and other assets:
   Permits                                                                 12,978          12,895
   Goodwill                                                                 1,330           1,330
   Finite Risk Sinking Fund                                                 3,216           2,225
   Other assets                                                             3,063           3,250
                                                                        ---------       ---------
     Total assets                                                       $ 101,183       $ 100,455
                                                                        =========       =========

        The accompanying notes are an integral part of these consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                                                   March 31,
                                                                                     2005        December 31,
(Amounts in Thousands, Except for Share Amounts)                                  (Unaudited)        2004
-------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable                                                                $   7,355       $   6,529
   Current environmental accrual                                                         630             721
   Accrued expenses                                                                   11,392          12,100
   Unearned revenue                                                                    4,715           5,115
   Current liabilities of discontinued operations                                      2,371           2,550
   Current portion of long-term debt                                                   6,361           6,376
                                                                                   ---------       ---------
     Total current liabilities                                                        32,824          33,391

Environmental accruals                                                                 2,113           2,141
Accrued closure costs                                                                  5,095           5,062
Other long-term liabilities                                                            2,033           1,944
Long-term liabilities of discontinued operations                                       1,804           1,804
Long-term debt, less current portion                                                  13,876          12,580
                                                                                   ---------       ---------
     Total long-term liabilities                                                      24,921          23,531
                                                                                   ---------       ---------

     Total liabilities                                                                57,745          56,922

Commitments and Contingencies (see Notes 4 and 6)                                         --              --

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized,
   1,284,730 shares issued and outstanding, liquidation value $1.00 per share          1,285           1,285

Stockholders' equity:

   Preferred Stock, $.001 par value; 2,000,000 shares authorized, 2,500
     shares issued and outstanding                                                        --              --
   Common Stock, $.001 par value; 75,000,000 shares authorized,
     42,793,267 and 42,749,117 shares issued, including 988,000 shares held
     as treasury stock, respectively                                                      43              43
   Additional paid-in capital                                                         80,958          80,902
   Accumulated deficit                                                               (36,962)        (36,794)
   Interest rate swap                                                                    (24)            (41)
                                                                                   ---------       ---------
                                                                                      44,015          44,110
   Less: Common Stock in treasury at cost; 988,000 shares                             (1,862)         (1,862)
                                                                                   ---------       ---------

     Total stockholders' equity                                                       42,153          42,248
                                                                                   ---------       ---------

     Total liabilities and stockholders' equity                                    $ 101,183       $ 100,455
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

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                             ------------------------
(Amounts in Thousands, Except for Per Share Amounts)           2005          2004
-------------------------------------------------------------------------------------
Net revenues                                                  $ 21,608       $ 16,811

Cost of goods sold                                              16,107         12,961
                                                              --------       --------
    Gross profit                                                 5,501          3,850

Selling, general and administrative expenses                     4,919          4,338
Gain on disposal of fixed assets                                    --            (17)
                                                              --------       --------
    Income (loss) from operations                                  582           (471)

Other income (expense):

    Interest income                                                  1              1
    Interest expense                                              (412)          (665)
    Interest expense-financing fees                               (111)          (256)
    Other                                                          (14)           (54)
                                                              --------       --------
        Income (loss) from continuing operations                    46         (1,445)

Loss from discontinued operations                                 (167)          (553)
                                                              --------       --------
    Net loss                                                      (121)        (1,998)

    Preferred Stock dividends                                      (47)           (47)
                                                              --------       --------
    Net loss applicable to Common Stock                       $   (168)      $ (2,045)
                                                              ========       ========

Net loss per common share - basic
    Continuing operations                                     $     --       $   (.04)
    Discontinued operations                                         --           (.02)
                                                              --------       --------
        Net loss per common share                             $     --       $   (.06)
                                                              ========       ========

Net loss per common share - diluted
    Continuing operations                                     $     --       $   (.04)
    Discontinued operations                                         --           (.02)
                                                              --------       --------
        Net loss per common share                             $     --       $   (.06)
                                                              ========       ========

Number of shares and potential common shares used in net loss per common share:

    Basic                                                       41,778         37,040
                                                              ========       ========
    Diluted                                                     44,539         37,040
                                                              ========       ========

        The accompanying notes are an integral part of these consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                       ------------------------
(Amounts in Thousands)                                                   2005            2004
-----------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                               $   (121)      $ (1,998)
     Adjustments to reconcile net loss to cash provided by
         (used in) operations:
     Depreciation and amortization                                        1,205          1,080
     Debt discount amortization                                              --             81
     Provision for bad debt and other reserves                              (85)            24
     Gain on sale of plant, property and equipment                           --            (17)
     Changes in assets and liabilities:
         Accounts receivable                                               (135)         3,043
         Prepaid expenses, inventories and other assets                    (537)            62
         Accounts payable, accrued expenses, and unearned revenue           112            336
     Discontinued operations                                               (155)             1
                                                                       --------       --------
         Net cash provided by operations                                    284          2,612

Cash flows from investing activities:

     Purchases of property and equipment, net                              (478)        (1,092)
     Proceeds from sale of plant, property and equipment                     --             19
     Change in restricted cash, net                                          (1)            --
     Change in finite risk sinking fund                                    (991)          (991)
     Discontinued operations                                                 --             19
     Funds used for acquisitions (net of cash acquired)                      --         (2,903)
                                                                       --------       --------
         Net cash used in investing activities                           (1,470)        (4,948)

Cash flows from financing activities:

     Net borrowings (repayments) of revolving credit                      1,484         (7,800)
     Principal repayments of long-term debt                                (483)          (517)
     Proceeds from issuance of stock                                         48         10,759
                                                                       --------       --------
         Net cash provided by financing activities                        1,049          2,442
                                                                       --------       --------
Increase (decrease) in cash                                                (137)           106
Cash at beginning of period                                                 215            411
                                                                       --------       --------
Cash at end of period                                                  $     78       $    517
                                                                       ========       ========

Supplemental disclosure

     Interest paid                                                     $    239       $    509
Non-cash investing and financing activities:
Issuance of Common Stock for services                                         8             10
Issuance of Common Stock for payment of dividends                            --             63
Gain on interest rate swap                                                   17             12
Long-term debt incurred for purchase of property and equipment              281             --

         The accompanying notes are integral part of these consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             (Unaudited, for the three months ended March 31, 2005)

                                                                                            Additional
(Amounts in thousands,                    Preferred Stock              Common Stock          Paid-In    Accumulated    Interest
except for share amounts)               Shares        Amount       Shares          Amount    Capital      Deficit      Rate Swap
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004               2,500    $       --   42,749,117   $       43   $   80,902   $  (36,794)   $      (41)

Comprehensive loss:

     Net loss                                 --            --           --           --           --         (121)           --
     Other Comprehensive income:
         Gain on interest rate swap           --            --           --           --           --           --            17

              Comprehensive loss
Preferred Stock dividends                     --            --           --           --           --          (47)           --
 Issuance of Common Stock for cash
   and services                               --            --       31,287           --           56           --            --
 Issuance of Common Stock upon
   cashless exercise of Warrants              --            --       12,863           --           --           --            --
                                      ----------    ----------   ----------   ----------   ----------   ----------    ----------
Balance at March 31, 2005                  2,500    $       --   42,793,267   $       43   $   80,958   $  (36,962)   $      (24)
                                      ==========    ==========   ==========   ==========   ==========   ==========    ==========

                                       Common Stock    Total
(Amounts in thousands,                   Held In    Stockholders'
except for share amounts)                Treasury      Equity
-----------------------------------------------------------------
Balance at December 31, 2004           $   (1,862)   $   42,248

Comprehensive loss:

     Net loss                                  --          (121)
     Other Comprehensive income:
         Gain on interest rate swap            --            17
                                                     ----------
              Comprehensive loss                           (104)
Preferred Stock dividends                      --           (47)
 Issuance of Common Stock for cash
   and services                                --            56
 Issuance of Common Stock upon
   cashless exercise of Warrants               --            --
                                       ----------    ----------
Balance at March 31, 2005              $   (1,862)   $   42,153
                                       ==========    ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2005
                                   (Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

1. Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

Recent Accounting Pronouncements

In December  2004,  FASB  issued  Statement  No. 123  (revised)  ("SFAS  123R"),
Share-Based Payment. SFAS 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively, beginning with awards granted, modified, repurchased or cancelled after the fiscal periods beginning after June 15, 2005. We currently measure stock-based compensation in accordance with APB Opinion No. 25. The impact on our financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. See Stock-Based Compensation below for the pro forma impact that the fair value method would have had on our net income/loss for each of the quarters ended March 31, 2005, and 2004. We do not expect the impact of SFAS 123R to have an impact on our cash flows or liquidity.

In April 2005, the Securities and Exchange Commission ("SEC") amended its Regulation S-X to amend the date of compliance with SFAS 123R to the first reporting period of the fiscal year beginning on or after June 15, 2005. We anticipate adopting SFAS 123R on January 1, 2006.

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

SFAS 123 requires pro forma information regarding net income and earnings per share as if compensation cost for our employee and director stock options had been determined in accordance with the fair market value-based method prescribed in SFAS 123. We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004: no dividend yield; an expected life of ten years; expected volatility between 21.72% and 37.50%; and risk free interest rates between 3.34% and 3.82%. No stock options have been granted in 2005.

Under the accounting provisions of SFAS 123, our net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands except for per share amounts):

                                                                                 Three Months Ended
                                                                                (Unaudited) March 31,
                                                                              ------------------------
                                                                                  2005          2004
------------------------------------------------------------------------------------------------------
Net loss from continuing operations applicable to Common Stock, as reported   $        (1)  $  (1,492)
Deduct:  Total Stock-based employee compensation
   expense determined under fair value based method for
   all awards, net of related tax effects                                             (92)        (94)
                                                                              -----------   ---------
Pro forma net loss from continuing operations applicable to Common Stock      $       (93)  $  (1,586)
                                                                              ===========   =========
Loss per share:

   Basic - as reported                                                        $        --   $    (.04)
                                                                              ===========   =========
   Basic - pro-forma                                                          $        --   $    (.04)
                                                                              ===========   =========

  Diluted - as reported                                                       $        --   $    (.04)
                                                                              ===========   =========
  Diluted - pro-forma                                                         $        --   $    (.04)
                                                                              ===========   =========

2. Earnings Per Share

Basic EPS is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS includes the dilutive effect of potential common shares. Diluted loss per share for the three months ended March 31, 2004, does not include potential common shares as their effect would be anti-dilutive.

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three months ended March 31, 2005 and 2004:

                                                                         Three Months Ended
                                                                              March 31,
                                                                        --------------------
(Amounts in Thousands, Except for Per Share Amounts)                      2005        2004
--------------------------------------------------------------------------------------------
Earnings per share from continuing operations
           Income (loss) from continuing operations                     $     46   $ (1,445)
           Preferred stock dividends                                         (47)       (47)
           Loss from continuing operations applicable to Common Stock         (1)    (1,492)
           Effect of dilutive securities:
             Preferred Stock dividends                                        47         --
                                                                        --------   --------
             Income (loss) - diluted                                    $     46   $ (1,492)
                                                                        ========   ========
           Basic income (loss) per share                                $     --   $   (.04)
                                                                        ========   ========
           Diluted income (loss) per share                              $     --   $   (.04)
                                                                        ========   ========

Earnings per share from discontinued operations

           Loss - basic and diluted                                     $   (167)  $   (553)
                                                                        ========   ========
           Basic loss per share                                         $     --   $   (.02)
                                                                        ========   ========
           Diluted loss per share                                       $     --   $   (.02)
                                                                        ========   ========

Weighted average shares outstanding - basic                               41,778     37,040
Potential shares exercisable under stock option plans                        250         --
Potential shares upon exercise of Warrants                                   844         --
  Potential shares upon conversion of Preferred Stock                      1,667         --
                                                                        --------   --------
  Weighted average shares outstanding - diluted                           44,539     37,040
                                                                        ========   ========

-------------------------------------------------------------------------------------------

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:

  Upon exercise of options                                                 1,339      3,140
  Upon exercise of Warrants                                                1,776     12,980
  Upon conversion of Preferred Stock                                          --      1,667

3. Long Term Debt

Long-term debt consists of the following at March 31, 2005, and December 31, 2004:

                                                                                     March 31,
                                                                                        2005         December 31,
(Amounts in Thousands)                                                              (Unaudited)         2004
--------------------------------------------------------------------------------------------------------------------
Revolving  Credit  facility  dated December 22, 2000,  borrowings  based upon         $ 7,964         $ 6,480
   eligible   accounts   receivable,   subject  to  monthly   borrowing  base
   calculation,  variable  interest paid monthly at prime rate plus 1/2% (6.25%
   at March 31, 2005), balance due in May 2008
Term Loan dated December 22, 2000,  payable in equal monthly  installments  of principal of $83, balance due in May 2008, variable interest paid monthly
   at prime rate plus 1% (6.75% at March 31, 2005)                                      2,833           3,083
Unsecured  Promissory  Note  dated  August 31,  2000,  payable in lump sum in
   August 2005, interest paid annually at 7.0%                                          3,500           3,500
Promissory  Note dated June 25, 2001,  payable in semiannual  installments on
   June 30 and  December  31 through  December  31,  2008,  variable  interest accrues at the  applicable law rate  determined  under the IRS Code Section
   (7.0% on March 31, 2005) and is payable in one lump sum at the end of
   installment period                                                                   3,034           3,034
Installment   Agreement   dated  June  25,   2001,   payable  in   semiannual
   installments on June 30 and December 31 through December 31, 2008, variable interest  accrues at the applicable law rate determined  under the IRS Code
   Section (7.0% on March 31, 2005) and is payable in one lump sum
   at the end of installment period                                                       753             753
Various capital lease and promissory note obligations,  payable 2005 to 2010,
   interest at rates ranging from 5.0% to 14.2%                                         2,153           2,106
                                                                                      -------         -------
                                                                                       20,237          18,956
  Less current portion of long-term debt                                                6,361           6,376
                                                                                      -------         -------
                                                                                      $13,876         $12,580
                                                                                      =======         =======

Revolving Credit and Term Loan

On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank. The Agreement provided for a term loan ("Term Loan") in the amount of
$7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves Agent reasonably deems proper and necessary. The Revolving Credit advances were to be due and payable in full on December 22, 2005. As of March 31, 2005, the excess availability under our Revolving Credit was $7,003,000 based on our eligible receivables.

On March 15, 2005, the Company entered into a commitment letter with PNC, whereby PNC agreed to renew and extend the agreement, and to increase the term loan back up to $7.0 million. Effective March 25, 2005, the Company and PNC entered into an amended agreement (Amendment No. 4), which, among other things, extends the $25 million credit facility through May 31, 2008. The credit facility consists of an $18 million revolving line of credit and a $7 million term loan. The terms of the credit facility remain principally unchanged, with the exception of a 50 basis point reduction in the variable interest rate on both loans. The increase to the term loan will be handled as a subsequent amendment, subject to the updating of the existing mortgages held by PNC. We expect the mortgage updates to be completed during the second quarter of 2005, with proceeds of approximately $4.0 million to be received shortly thereafter. As a condition of this amended agreement, we paid a $140,000 fee to PNC.

Pursuant to the Agreement, as amended, the Term Loan bears interest at a floating rate equal to the prime rate plus 1%, and the Revolving Credit at a floating rate equal to the prime rate plus 1/2%. The loans are subject to a prepayment fee of 1% until March 25, 2006, and 1/2% until March 25, 2007.

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

Promissory Note

In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation ("PDC"), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2005 will be approximately $400,000 semiannually. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended. (7% on March 31, 2005) and payable in one lump sum at the end of the loan period. On March 31, 2005, the outstanding balance was $4,170,000 including accrued interest of approximately $1,136,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

Installment Agreement

Additionally, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2005 will be approximately $100,000 semiannually. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On March 31, 2005, the rate was 7%. On March 31, 2005, the outstanding balance was $1,028,000 including accrued interest of approximately $275,000.

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

Legal

In the normal course of conducting our business, we are involved in various litigations. There has been no material change in legal proceedings from those disclosed previously in the Company's Form 10-K for the year ended December 31, 2004, except as follows.

During February, 2005, the Company received a federal grand jury subpoena requesting documents "from the period of January 1, 2000, to the present concerning or relating to Wabash Environmental Technologies, LLC," ("Wabash"), an Indiana based entity that is not affiliated with the Company. The Company has been advised that the target of the grand jury investigation is Wabash and that neither the Company nor any subsidiary of the Company is a target of the investigation. The Company and any subsidiary that has documents concerning or relating to Wabash are compiling responsive documents and will be complying with the subpoena.

The Company is performing an extensive internal review as to whether the treatment, storage, processing and/or disposal of certain waste by its subsidiary, PFD, was in accordance with applicable environmental laws and regulations because it has identified a potential issue or issues with regard to its handling of said waste. Upon completion of the internal review, the Company will take any necessary and appropriate steps to report or otherwise address any issues arising from its handling of that certain particular waste.

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

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that, in the event of closure, our permitted facilities will be closed in accordance with the regulations. The policy provides $35,000,000 of financial assurance coverage and has available capacity to allow for annual inflation and other performance and surety bond requirements. On the fourth and subsequent anniversaries of the contract inception, the Company may elect to terminate this contract. During the second quarter of 2003 we made an upfront payment of $4,000,000, of which $2,766,000 represents the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account. Additionally, in February 2004 and 2005 we paid the first and second of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of March 31, 2005, we have recorded $3,216,000 in our Finite Risk Sinking Fund on the balance sheet.

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

6. Discontinued Operations

On October 4, 2004, our Board of Directors approved the discontinuation of operations at the facility in Detroit, Michigan, owned by our subsidiary, Perma-Fix of Michigan, Inc. ("PFMI"). The decision to discontinue operations at the Detroit facility was principally a result of two fires that significantly disrupted operations at the facility in 2003, and the facility's continued drain on the financial resources of our Industrial segment. We are in the process of remediating the facility and evaluating our available options for future use or sale of the property. The operating activities for the current and prior periods have been reclassified to discontinued operations in our Consolidated Statements of Operations.

Expenses of $167,000 were recorded during the first quarter of 2005. PFMI recorded revenues of $658,000, and operating losses of $553,000 for the quarter ended March 31, 2004. Assets and liabilities related to the discontinued operation have been reclassified to separate categories in the Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004. As of March 31, 2005, assets are recorded at their net realizable value, and consist of property of $600,000, and insurance proceeds receivable of $1,585,000. We have submitted three insurance claims relative to the two fires at PFMI, a property claim for the first fire and a property claim and business interruption claim for the second fire. During the fourth quarter of 2004, we finalized our negotiations with the insurance carrier on the business interruption claim and recorded an additional $1,130,000 receivable, an increase to the previous receivable amount of $455,000. We are currently negotiating settlements for the remaining two claims, but at this time we cannot estimate actual proceeds to be received. Additional proceeds, if any, received on these remaining claims will be recorded as income from discontinued operations. Liabilities as of March 31, 2005, consist of accounts payable and current accrued expenses of $1,972,000 and environmental accruals of $2,203,000. Included in current accruals is a pension plan withdrawal liability, which is a result of the termination of substantially all of the union employees of PFMI. The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. We have recorded a $1,680,000 pension withdrawal liability at March 31, 2005, based upon an actuarial study. This withdrawal liability represents our best estimate, and is subject to numerous factors such as the date and timing of union employee terminations, partial versus complete termination status, the pension funds unfunded vested benefit liability and PFMI's portion of such liability. This obligation is recorded as a current liability, but may not be paid out in the current year due to the timing of the termination event and process of determining the final liability.

As a result of the discontinuation of operations at the PFMI facility, we are required to complete certain closure and remediation activities pursuant to our RCRA permit. Also, in order to close and dispose of or sell the facility, we may have to complete certain additional remediation activities related to the land, building, and equipment. The extent and cost of the clean-up and remediation will be determined by state mandated requirements, the extent to which are not known at this time. Also, impacting this estimate is the level of contamination discovered, as we begin remediation, and the related clean-up standards which must be met in order to dispose of or sell the facility. We engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we arrived at our best estimate of the cost of this environmental closure and remediation liability of $2,464,000. We have spent approximately $261,000 of this closure cost estimate since September 30, 2004, of which approximately $145,000 was spent in the first quarter of 2005. In the event we retain PFMI, we anticipate spending an additional $399,000 in 2005 and the remainder over the next two to five years.

7. Operating Segments

Pursuant to FAS 131, we define an operating segment as a business activity:

      o     from which we may earn revenue and incur expenses;

      o whose operating results are regularly reviewed by the segment president to make decisions about resources to be allocated to the segment and assess its performance; and

      o     for which discrete financial information is available.

We have three operating segments, which are defined as each business line that we operate. This however, excludes corporate headquarters, which does not generate revenue, and our discontinued operation, PFMI.

Our operating segments are defined as follows:

The Industrial Waste Management Services segment provides on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial waste, and wastewater through our seven facilities; Perma-Fix Treatment Services, Inc., Perma-Fix of Dayton, Inc., Perma-Fix of Ft. Lauderdale, Inc., Perma-Fix of Orlando, Inc., Perma-Fix of South Georgia, Inc., Perma-Fix of Maryland, Inc., and Perma-Fix of Pittsburgh, Inc. We provide through certain of our facilities various waste management services to certain governmental agencies.

The Nuclear Waste  Management  Services  segment  provides  treatment,  storage, processing and disposal of nuclear, low-level radioactive, mixed (waste containing both hazardous and non-hazardous constituents), hazardous and non-hazardous waste through our three facilities; Perma-Fix of Florida, Inc., Diversified Scientific Services, Inc. and East Tennessee Materials and Energy Corporation.

The Consulting Engineering Services segment provides environmental engineering and regulatory compliance services through Schreiber, Yonley & Associates, Inc. which includes oversight management of environmental restoration projects, air and soil sampling and compliance and training activities to industrial and government customers, as well as, engineering and compliance support needed by our other segments.

The table below presents certain financial information in thousands by business segment as of and for the three months ended March 31, 2005 and 2004.

Segment Reporting for the Quarter Ended March 31, 2005

                                                                                   Segments                      Consolidated
                                    Industrial        Nuclear       Engineering     Total      Corporate (2)        Total
                                    ----------        -------       -----------    --------    -------------     -------------
Revenue from external customers      $  9,949       $ 10,896(3)      $    763      $ 21,608      $     --          $ 21,608
Intercompany revenues                     621            746              115         1,482            --             1,482
Gross profit                            1,800          3,546              155         5,501            --             5,501
Interest income                             1             --               --             1            --                 1
Interest expense                          207            174                2           383            29               412
Interest expense-financing fees            --              1               --             1           110               111
Depreciation and amortization             489            696               10         1,195            10             1,205
Segment profit (loss)                    (245)         1,647               31         1,433        (1,387)               46
Segment assets(1)                      27,127         61,629            2,279        91,035        10,148(4)        101,183
Expenditures for segment assets           449            300                7           756            10               766
Total long-term debt                    1,636          7,775               29         9,440        10,797(5)         20,237

Segment Reporting for the Quarter Ended March 31, 2004

                                                                                   Segments                      Consolidated
                                    Industrial        Nuclear       Engineering     Total      Corporate (2)        Total
                                    ----------        -------       -----------    --------    -------------     -------------
Revenue from external customers      $   6,608       $   9,475(3)     $     728     $  16,811     $      --         $  16,811

Intercompany revenues                      240             988               61         1,289            --             1,289
Gross profit                               320           3,363              167         3,850            --             3,850
Interest income                              1              --               --             1            --                 1
Interest expense                           161             454               --           615            50               665
Interest expense-financing fees             --              --               --            --           256               256
Depreciation and amortization              419             649                7         1,075             5             1,080
Segment profit (loss)                   (1,526)          1,267               68          (191)       (1,254)           (1,445)
Segment assets(1)                       35,111          56,749            2,076        93,936        18,393(4)        112,329
Expenditures for segment assets            340             662                8         1,010            44             1,054
Total long-term debt                     2,182           8,214               36        10,432        10,419(5)         20,851

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2) Amounts reflect the activity for corporate headquarters not included in the segment information.

(3) The consolidated revenues within the Nuclear Waste Services segment include the Bechtel Jacobs revenues for the quarter ended March 31, 2005, which total $1,646,000 or (7.6%) of total revenue and $1,516,000 (or 9.0%)
      for the same quarter in 2004.

(4) Amount includes assets from Perma-Fix of Michigan, Inc., a discontinued operation from the Industrial segment, of approximately $ 2,189,000 and $9,461,000 as of March 31, 2005 and 2004, respectively.

(5) Includes the balance outstanding from our revolving line of credit and term loan, which is utilized by all of our segments.

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

      o ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and the Company's facilities in Memphis, Tennessee; Detroit, Michigan; Valdosta, Georgia; Ft. Lauderdale, Florida; and Tulsa, Oklahoma;

      o ability to remediate certain contaminated sites for projected amounts;

      o     ability to fund budgeted capital expenditures during 2005;

      o     increasing other sources of revenue at M&EC;

      o     growth of our Nuclear segment;

      o anticipated decline in third party charges related to Section 404 of Sarbanes-Oxley;

      o ability to close and remediate the Michigan facility for the estimated amounts;

      o ability to repay our Unsecured Promissory Note utilizing proceeds from the amended term loan with PNC Bank;

      o     completion of the amendment of the PNC term loan; and

      o no expectation to close any facilities, other than the Michigan facility.

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

      o determination that PFD is required to have a Title V air permit in connection with its operations, or is determined to have violated environmental laws or regulations in a material manner.

The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We provide services through three reportable operating segments. The Industrial Waste Management Services segment ("Industrial segment") is engaged in on-site and off-site treatment, storage, disposal and processing of a wide variety of by-products and industrial, hazardous and non-hazardous wastes, and with the recent acquisitions, added 24-hour emergency response, vacuum services and marine and industrial maintenance services. The segment operates and maintains facilities and businesses in the waste by-product brokerage, on-site treatment and stabilization, and off-site blending, treatment and disposal industries. The Nuclear Waste Management Services segment ("Nuclear segment") provides treatment, storage, processing and disposal services of mixed waste (waste containing both hazardous and low-level radioactive materials) and low-level radioactive wastes, including research, development and on-site and off-site waste remediation. The presence of nuclear and low-level radioactive constituents within the waste streams processed by this segment create different and unique operational, processing and permitting/licensing requirements from those contained within the Industrial segment. Our Consulting Engineering Services segment ("Engineering segment") provides a wide variety of environmental related consulting and engineering services to both industry and government. These services include oversight management of environmental restoration projects, air and soil sampling, compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities.

The first quarter of 2005 reflects a revenue increase of 28% or $4.8 million over the same period of 2004, with all three of our operating segments contributing to this increase. Revenues for the first quarter total $21,608,000, the highest first quarter revenue total in our history. Revenues from our Industrial segment were up approximately 51% over the first quarter of last year and our Industrial segment gross profit margin was 18% this quarter, compared to just 5% in the first quarter last year. We continue to experience revenue growth in part due to contract awards such as the Kennedy Space Center and leading North-American home improvement chain contracts awarded in 2005, reduced costs and improved margins within our Industrial segment, as we come out of our recently completed restructuring of this segment. Nuclear revenues for the first quarter of 2005 were $10.9 million, an increase of $1.4 million or15% over the first quarter of last year. The Nuclear segment continues to perform well, to receive new treatment contracts and generate good margins (32.5% in the first quarter of 2005). As a result of the balance sheet restructuring activities of 2004 and improved cash flow, our interest expense for the first quarter of 2005 was down $253,000 or 38% and our interest expense-financing fees were down

$145,000 or 57% from the same period of 2004. The combined result of this revenue growth, improved margins and reduced expenses, was our ability to achieve income from continuing operations of $46,000 during our seasonally weakest period.

Results of Operations

The reporting of financial results and pertinent discussions are tailored to three reportable segments: Industrial Waste Management Services ("Industrial"), Nuclear Waste Management Services ("Nuclear") and Consulting Engineering Services ("Engineering"). The table below should be used when reviewing management's discussion and analysis for the three months ended March 31, 2005 and 2004:

                                                            Three Months Ended
                                                                 March 31,
                                              ------------------------------------------------
Consolidated (amounts in thousands)             2005           %           2004            %
----------------------------------------------------------------------------------------------
Net Revenues                                  $ 21,608       100.0       $ 16,811       100.0
Cost of good sold                               16,107        74.5         12,961        77.1
                                              --------       -----       --------       -----
     Gross Profit                                5,501        25.5          3,850        22.9
Selling, general and administrative              4,919        22.8          4,338        25.8
Loss (gain) on disposal of fixed assets             --          --            (17)        (.1)
                                              --------       -----       --------       -----
     Income (loss) from operations            $    582         2.7       $   (471)       (2.8)
                                              ========       =====       ========       =====
Interest expense                                  (412)       (1.9)          (665)       (4.0)
Interest expense-financing fees                   (111)        (.5)          (256)       (1.5)
Other                                              (14)        (.1)           (54)        (.3)
Income (loss) from continuing operations            46          .2         (1,445)       (8.6)
Preferred Stock dividends                          (47)        (.2)           (47)        (.2)

Summary - Three Months Ended March 31, 2005 and 2004

Net Revenue

Consolidated revenues increased for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, as follows:

(In thousands)                   2005     % Revenue     2004      % Revenue    Change        % Change
------------------------------------------------------------------------------------------------------
Nuclear
  Government waste             $ 5,166         23.9    $ 5,461         32.5    $  (295)         (5.4)
  Hazardous/Non-hazardous        1,551          7.2        331          2.0      1,220         368.9
  Other nuclear waste            2,533         11.7      2,167         12.9        366          16.9
  Bechtel Jacobs                 1,646          7.6      1,516          9.0        130           8.6
                               -------      -------    -------      -------    -------
    Total                       10,896         50.4      9,475         56.4      1,421          15.0

Industrial Revenues
  Commercial waste               6,121         28.4      4,677         27.8      1,444          30.9
  Government services            1,320          6.1      1,426          8.5       (106)         (7.4)
  Acquisitions                   2,508         11.6        505          3.0      2,003         395.8
                               -------      -------    -------      -------    -------
    Total                        9,949         46.1      6,608         39.3      3,341          50.6

Engineering                        763          3.5        728          4.3         35           4.8
                               -------      -------    -------      -------    -------
    Total                      $21,608        100.0    $16,811        100.0    $ 4,797          28.5
                               =======      =======    =======      =======    =======

The growth in revenues was realized across all segments with the majority of the increase due to the Industrial segment followed strongly by Nuclear. The increase in the Industrial segment was related to the revenue contributed by the two facilities acquired as of March 23, 2004 and increased commercial waste revenue, highlighted by growth from the cruise line and home improvement industries. See "Acquisitions" in Note 5 to Notes to Consolidated Financial Statements for further information on the acquired facilities. The increase in the Nuclear segment is primarily the result of a special event soil project performed in relation to hazardous and non-hazardous waste streams from existing industrial customers. Additionally, the increase is due to the continued expansion within the mixed waste market as our facilities demonstrate their ability to accept and process more complex waste streams, including additional contracts, such as a contract awarded by a Fortune 500 company in late June 2004 to treat and dispose of mixed waste from research and development activities. Adding to the segment's increase was an overall increase in the Bechtel Jacobs revenue, as a result of increased processing and disposal revenue realized for the quarter. The Oak Ridge contracts revenue is included under Bechtel Jacobs. Partially offsetting these increases was a decrease in Government waste revenue. Although receipts were up for Government in the first quarter of 2005, the processing focus was on other waste streams to maximize efficiencies while remaining within compliance deadlines, which resulted in a decrease in total Government revenue. See "Known Trends and Uncertainties - Significant Contracts" of this Management's Discussion and Analysis. The backlog of stored waste within the Nuclear segment at March 31, 2005, was approximately $14,800,000, compared to $16,247,000 at December 31, 2004.

Cost of Goods Sold

Cost of goods sold increased for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004, as follows:

(In thousands)    2005      % Revenue    2004     % Revenue     Change
----------------------------------------------------------------------
Nuclear          $ 7,350        67.5    $ 6,112        64.5    $ 1,238
Industrial         8,149        81.9      6,288        95.2      1,861
Engineering          608        79.7        561        77.1         47
                 -------      ------    -------      ------    -------
     Total       $16,107        74.5    $12,961        77.1    $ 3,146
                 =======      ======    =======      ======    =======

The increase in cost of goods sold was present across all segments. The increase in the Industrial segment predominantly correlates to the additional revenues, as well as having a complete quarter's costs associated with the two facilities acquired, as of March 23, 2004. Additionally, 2005 is benefiting from the completion of the segment's restructuring and integration along with the segment's ability to more effectively process and dispose of waste that had been diverted from our discontinued operation in the first quarter of 2004. The Nuclear segment increase principally relates to the additional revenues, aided by the increased complexity of the waste streams, which caused the increase in payroll, materials and processing expenses. The Engineering segment accounted for the remaining increase experiencing higher payroll and other direct costs for projects completed this year. Included within cost of goods sold is depreciation and amortization expense of $1,113,000 and $1,022,000 for the quarters ended March 31, 2005 and 2004, respectively, reflecting an increase of $92,000 over 2004. As a percentage of revenue, cost of goods sold decreased by 2.6%.

Gross Profit

Gross profit for the quarter ended March 31, 2005, increased over 2004, as follows:

(In thousands)    2005      % Revenue    2004      % Revenue    Change
----------------------------------------------------------------------
Nuclear          $ 3,546        32.5    $ 3,363        35.5    $   183
Industrial         1,800        18.1        320         4.8      1,480
Engineering          155        20.3        167        22.9        (12)
                 -------      ------    -------      ------    -------
     Total       $ 5,501        25.5    $ 3,850        22.9    $ 1,651
                 =======      ======    =======      ======    =======

The resulting gross profit increase is principally attributable to the Industrial segment slightly aided by the Nuclear segment and partially offset by Engineering. However, the increase in the gross profit as a percentage of revenue was due to the Industrial segment. The segment's increase reflects the fixed costs of operating the facilities being spread over greater revenues, relating in part to the completion of the restructuring and integration and more efficient handling in 2005 of the waste that had to be diverted from our discontinued operation in the prior year. Slightly offsetting this increase was the addition of the March 2004, acquired facilities, which operate at a slightly lower gross profit percentage. The Nuclear and Engineering segments experienced a decrease in their gross profit percentage mainly due to the product mix and projects performed, respectively.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased for the three months ended March 31, 2005, as compared to the corresponding period for 2004, as follows:

(In thousands)       2005     % Revenue    2004     % Revenue   Change
----------------------------------------------------------------------
Administrative      $1,248        --      $  888        --      $  360
Nuclear              1,710        15.7     1,638        17.3        72
Industrial           1,838        18.5     1,705        25.8       133
Engineering            123        16.1       107        14.7        16
                    ------      ------    ------      ------    ------
     Total          $4,919        22.8    $4,338        25.8    $  581
                    ======      ======    ======      ======    ======

The increase in SG&A expenses predominately relates to corporate administrative expense, which included third party charges of $214,000 incurred for additional audit fees, and compliance work performed with regard to Sarbanes Oxley and completion of the related internal control assessment required under Section 404 of the Act. We anticipate that the third party charges related to Section 404 will decline slightly in 2005, as we have completed the initial year of assessment, documented our deficiencies and are focused on their successful remediation. Also, additional payroll related expenses to build stronger infrastructures within the Corporate office and the Nuclear and Industrial segments, were incurred during the first quarter. Included in the increase for the Industrial segment were the full quarter's expenses related to the two facilities acquired, effective March 23, 2004. SG&A expenses includes depreciation and amortization expense of $92,000 and $58,000 for the quarters ended March 31, 2005 and 2004, respectively.

Interest Expense

Interest expense decreased for the quarter ended March 31, 2005, as compared to the corresponding period of 2004.

(In thousands)          2005           2004            Change
-------------------------------------------------------------
PNC interest           $ 195           $ 202           $  (7)
AMI/BEC                   --             190            (190)
Other                    217             273             (56)
                       -----           -----           -----
   Total               $ 412           $ 665           $(253)
                       =====           =====           =====

This decrease reflects lower borrowing levels on our PNC revolving credit and term loan resulting from improved cash flows from operations and scheduled repayments on the term loan. In addition, in August 2004, we prepaid in full the AMI/BEC 13.5% Senior Subordinated Debt. We also experienced a decrease in interest expense due to the final repayment of debt associated with our 1999 acquisitions, which was completed in June 2004, and from the final repayment of debt to various other sources as our overall debt position continues to improve.

Interest Expense - Financing Fees

Interest expense-financing fees decreased approximately $145,000 for the quarter ended March 31, 2005, as compared to the corresponding period of 2004. This decrease was principally due to the write-off of $1,217,000 of prepaid financing fees and debt discount associated with the early termination of senior subordinated notes, which were paid in full in August 2004. The remaining financing fees are principally associated with the PNC revolving credit and term loan, and are amortized to expense over the term of the loan agreements. As of March 31, 2005, the unamortized balance of prepaid financing fees is $330,000, which will be amortized to expense at the rate of approximately $37,000 per month during 2005. We have an additional $168,000 of prepaid financing fees associated with Amendment No. 4 that will be amortized at the monthly amount of $4,667 through the expiration date of May 2008.

Preferred Stock Dividends

Preferred Stock dividends remained constant at approximately $47,000 for the three months ended March 31, 2005, and 2004. The Preferred dividends are comprised of approximately $31,000 in dividends from our Series 17 Preferred Stock, and $16,000 from the accrual of preferred dividends on the Preferred Stock of our subsidiary, M&EC.

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

Expenses of $167,000 were recorded during the first quarter of 2005. PFMI recorded revenues of $658,000, and operating losses of $553,000 for the quarter ended March 31, 2004. Assets and liabilities related to the discontinued operation have been reclassified to separate categories in the Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004. As of March 31, 2005, assets are recorded at their net realizable value, and consist of property of $600,000, and insurance proceeds receivable of $1,585,000. We have submitted three insurance claims relative to the two fires at PFMI, a property claim for the first fire and a property claim and business interruption claim for the second fire. During the fourth quarter of 2004, we finalized our negotiations with the insurance carrier on the business interruption claim and recorded an additional $1,130,000 receivable, an increase to the previous receivable amount of $455,000. We are currently negotiating settlements for the remaining two claims, but at this time we cannot estimate actual proceeds to be received. Additional proceeds, if any, received on these remaining claims will be recorded as income from discontinued operations. Liabilities as of March 31, 2005, consist of accounts payable and current accrued expenses of $1,972,000 and environmental accruals of $2,203,000. Included in current accruals is a pension plan withdrawal liability, which is a result of the termination of substantially all of the union employees of PFMI. The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. We have recorded a $1,680,000 pension withdrawal liability at March 31, 2005, based upon an actuarial study. This withdrawal liability represents our best estimate, and is subject to numerous factors such as the date and timing of union employee terminations, partial versus complete termination status, the pension funds unfunded vested benefit liability and PFMI's portion of such liability. This obligation is recorded as a current liability but may not be paid out in the current year, due to the timing of the termination event and process of determining the final liability.

As a result of the discontinuation of operations at the PFMI facility, we are required to complete certain closure and remediation activities pursuant to our RCRA permit. Also, in order to close and dispose of or sell the facility, we may have to complete certain additional remediation activities related to the land, building, and equipment. The extent and cost of the clean-up and remediation will be determined by state mandated requirements, the extent to which are not known at this time. Also, impacting this estimate is the level of contamination discovered, as we begin remediation, and the related clean-up standards which must be met in order to dispose of or sell the facility. We engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we arrived at our best estimate of the cost of this environmental closure and remediation liability of $2,464,000. We have spent approximately $261,000 of this closure cost estimate since September 30, 2004, of which approximately $145,000 was spent in the first quarter of 2005. In the event we retain PFMI, we anticipate spending an additional $399,000 in 2005 and the remainder over the next two to five years.

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

At March 31, 2005, we had cash of $78,000. The following table reflects the cash flow activities during the first quarter of 2005.

         (In thousands)                              2005
         --------------------------------------------------
         Cash provided by operations                $   284
         Cash used in investing activities           (1,470)
         Cash provided by financing activities        1,049
                                                    -------
         Decrease in cash                           $  (137)
                                                    =======

We are in a net borrowing position and therefore attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes remittance lock boxes and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility. The cash balance at March 31, 2005, primarily represents minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities

Accounts Receivable, net of allowances for doubtful accounts, totaled $27,411,000, an increase of $219,000 over the December 31, 2004, balance of $27,192,000. The Nuclear segment experienced an increase of $1,251,000 as a result of higher revenues in the first quarter when compared to prior year and the complexity involved with government accounts which require a greater amount of documentation that results in delays in the collection of these receivables. The Engineering segment also experienced an increase of $18,000. Offsetting these increases, was a decrease in the accounts receivable from the Industrial segment of $1,050,000 primarily resulting from increased collection efforts and certain write-offs of uncollectible balances.

As of March 31, 2005, total consolidated accounts payable was $7,355,000, an increase of $826,000 from the December 31, 2004, balance of $6,529,000. Accounts payable increased due to additional operating expenses associated with increased revenues from the Nuclear segment during the fourth quarter of 2004 and the first quarter of 2005. Additionally, accounts payable increased as we continue to fund capital expenditures through the use of working capital.

Accrued Expenses as of March 31, 2005, totaled $11,392,000, a decrease of $708,000 over the December 31, 2004, balance of $12,100,000. Accrued expenses are made up of disposal and processing cost accruals, accrued compensation, interest payable, insurance payable and certain tax accruals. The decrease to accrued expenses was principally a result of payments made in the first quarter for insurance payables of $424,000, royalty settlement payments of $225,000, and other environmental issue payments related to Title V air issues, superfund settlements and other environmental reserves.

The working capital position at March 31, 2005, was $345,000, as compared to a working capital deficit of $497,000 at December 31, 2004. The increase in this position of $842,000 is principally a result of an increase in inventory and a decrease in accrued expenses. The increase in inventory is primarily a result of the stockpiling of used oil product in preparation for the higher seasonal demand of product in the warmer months. Accrued expenses decreased principally due to payments made towards insurance payables, environmental issues and royalty settlements, mentioned above. Our working capital position continues to experience the negative impact of certain liabilities associated with discontinued operations.

Investing Activities

Our purchases of new capital equipment for the three-month period ended March 31, 2005, totaled approximately $766,000 of which $281,000 was financed, resulting in net purchases of $478,000, funded out of cash flow. These expenditures were for expansion and improvements to the operations principally within the Nuclear and Industrial segments. These capital expenditures were principally funded by the cash provided by operations, and through various other lease financing sources. We budgeted capital expenditures of approximately $6,000,000 for fiscal year 2005, which includes an estimated $523,000 to complete certain current projects committed at December 31, 2004, as well as other identified capital and permit compliance purchases. Our purchases during the first quarter of 2005 include approximately $181,000 of those projects committed at December 31, 2004. Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether. We have traditionally incurred actual capital spending totals for a given year less than initial budget amount. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects. We anticipate funding these capital expenditures by a combination of lease financing, internally generated funds, and/or the proceeds received from Warrant exercises.

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that in the event of closure our permitted facilities will be closed in accordance with the regulations. The policy provides $35 million of financial assurance coverage of which the coverage amount totals $28,546,000 at March 31, 2005, and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy required an upfront payment of $4.0 million, of which $2,766,000 represents the full premium for the 25-year term of the policy, and the remaining $1,234,000, to be deposited in a sinking fund account representing a restricted cash account. Additionally, in February 2004 and 2005, we paid the first and second of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of March 31, 2005, we have recorded
$3,216,000 in our sinking fund on the balance sheet. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, the Insurer will pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

On March 23, 2004, our subsidiary, PFMD completed it's acquisition of certain assets of A&A and our subsidiary, PFP completed its acquisition of certain assets of EMAX. We paid $2,915,000 in cash for the acquired assets and assumed liabilities of A&A and EMAX, using funds received in connection with the private placement discussed below, under financing activities.

Financing Activities

On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank. The Agreement provided for a term loan ("Term Loan") in the amount of
$7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves Agent reasonably deems proper and necessary. The Revolving Credit advances were to be due and payable in full on December 22, 2005. As of March 31, 2005, the excess availability under our Revolving Credit was $7,003,000 based on our eligible receivables.

On March 15, 2005, the Company entered into a commitment letter with PNC, whereby PNC agreed to renew and extend the agreement, and to increase the term loan back up to $7.0 million. Effective March 25, 2005, the Company and PNC entered into an amended agreement (Amendment No. 4), which, among other things, extends the $25 million credit facility through May 31, 2008. The credit facility consists of an $18 million revolving line of credit and a $7 million term loan. The terms of the credit facility remain principally unchanged, with the exception of a 50 basis point reduction in the variable interest rate on both loans. The increase to the term loan will be handled as a subsequent amendment, subject to the updating of the existing mortgages held by PNC. We expect the mortgage updates to be completed during the second quarter of 2005, with proceeds of approximately $4.0 million to be received shortly thereafter. As a condition of this amended agreement, we paid a $140,000 fee to PNC.

Pursuant to the Agreement, as amended, the Term Loan bears interest at a floating rate equal to the prime rate plus 1%, and the Revolving Credit at a floating rate equal to the prime rate plus 1/2%. The loans are subject to a prepayment fee of 1% until March 25, 2006, and 1/2% until March 25, 2007.

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

In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation ("PDC"), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2005 will be approximately $400,000 semiannually. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended. (7% on March 31, 2005) and payable in one lump sum at the end of the loan period. On March 31, 2005, the outstanding balance was $4,170,000 including accrued interest of approximately $1,136,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

Additionally, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2005 will be approximately $100,000 semiannually. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On March 31, 2005, the rate was 7%. On March 31, 2005, the outstanding balance was $1,028,000 including accrued interest of approximately $275,000.

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

We have outstanding 2,500 shares of Preferred Stock, with each share having a liquidation preference of $1,000 ("Liquidation Value"). Annual dividends on the Preferred Stock are 5% of the Liquidation Value. Dividends on the Preferred Stock are cumulative, and are payable, if and when declared by our Board of Directors, on a semiannual basis. Dividends on the outstanding Preferred Stock may be paid at our option, if declared by the Board of Directors, in cash or in shares of our Common Stock.

During 2005, accrued dividends for the period July 1, 2004, through December 31, 2004, in the amount of approximately $63,000 were paid in cash in March 2005. The accrued dividends for the period January 1, 2005, through March 31, 2005, in the amount of approximately $31,000 will be paid in August 2005.

In summary, we have continued to take steps to improve our operations and liquidity, as discussed above. However, we continue to invest our working capital back into our facilities to fund capital additions within both the Nuclear and Industrial segments. We have experienced the positive impact of increased accounts receivable collections and increased availability under our Revolving Credit. Additionally, accounts payable have remained relatively steady and within terms. Offsetting these positives is the continued negative impact of current reserves recorded on discontinued operations. The reserves recorded on discontinued operations could be reduced or paid over a longer period of time than initially anticipated. If we are unable to improve our operations and become profitable in the foreseeable future, such would have a material adverse effect on our liquidity position.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

                                                                  Payments due by period
                                                    ------------------------------------------------
                                                                    2006 -       2009 -       After
Contractual Obligations                   Total         2005        2008         2010         2010
----------------------------------------------------------------------------------------------------
Long-term debt                          $20,237      $ 6,338      $13,818      $    81      $    --
Interest on long-term debt (1)            1,411           --        1,411           --           --
Operating leases                          3,648        1,408        2,190           50           --
Finite risk policy (2)                    7,026           --        3,011        2,008        2,007
Pension withdrawal liability (3)          1,680        1,680           --           --           --
Purchase obligations (4)                     --           --           --           --           --
                                        -------      -------      -------      -------      -------
     Total contractual obligations      $34,002      $ 9,426      $20,430      $ 2,139      $ 2,007
                                        =======      =======      =======      =======      =======

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

Revenue Recognition Estimates. Effective September 1, 2003 we refined our percentage of completion methodology for purposes of revenue recognition in our Nuclear Segment. As we accept more complex waste streams in this segment, the treatment of those waste streams becomes more complicated and more time consuming. We have continued to enhance our waste tracking capabilities and systems, which has enabled us to better match the revenue earned to the processing phases achieved. The major processing phases are receipt, treatment/processing and shipment/final disposition. Upon receiving mixed waste we recognize a certain percentage (33%) of revenue as we incur costs for transportation, analytical and labor associated with the receipt of mixed wastes. As the waste is processed, shipped and disposed of we recognize the remaining 67% of revenue and the associated costs of transportation and burial. The waste streams in our Industrial segment are much less complicated, and services are rendered shortly after receipt, as such we don't use percentage of completion estimates in our Industrial segment. We review and evaluate our revenue recognition estimates and policies on a quarterly basis.

Allowance for Doubtful Accounts. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that are uncollectable. We regularly review all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balance that are uncollectable. Specific accounts that are deemed to be uncollectible are reserved at 100% of their outstanding balance. The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for balances 91-120 days and 40% for balances over 120 days aged), based on a historical valuation, that allows us to calculate the total reserve required. This allowance was approximately 0.7%, and 0.8% of revenue and approximately 2.1%, and 2.9% of accounts receivable for 2004, and 2003, respectively.

Intangible Assets. Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net assets acquired ("goodwill") and the recognized permit value of the business. We continually reevaluate the propriety of the carrying amount of permits and goodwill to determine whether current events and circumstances warrant adjustments to the carrying value. Effective January 1, 2002, we adopted SFAS 142. We utilized an independent appraisal firm to test goodwill and permits, separately, for impairment. The initial report provided by the appraiser indicated that no impairment existed as of January 1, 2002. Goodwill and permits are tested annually as of October 1. Our annual impairment test as of October 1, 2004, resulted in an impairment of goodwill and permits, in our Industrial segment in the amounts of $4,886,000 and $4,116,000, respectively, which resulted in remaining balance of Industrial segment intangible permits in the amount of $2,370,000. Effective January 1, 2002, we discontinued amortizing indefinite life intangible assets (goodwill and permits) as required by SFAS
142. The appraisers estimated the fair value of our operating segments using a discounted cash flow valuation approach. This approach is dependent on estimates for future sales, operating income, depreciation and amortization, working capital changes, and capital expenditures, as well as, expected growth rates for cash flows and long-term interest rates, all of which are impacted by economic conditions related to our industry as well as conditions in the U.S. capital markets.

Accrued Closure Costs. Accrued closure costs represent a contingent environmental liability to clean up a facility in the event we cease operations in an existing facility. The accrued closure costs are estimates based on guidelines developed by federal and/or state regulatory authorities under Resource Conservation and Recovery Act ("RCRA"). Such costs are evaluated annually and adjusted for inflationary factors and for approved changes or expansions to the facilities. Increases due to inflationary factors for 2005 and 2004, have been approximately 2.1%, and 1.6%, respectively, and based on the historical information, we do not expect future inflationary changes to differ materially from the last three years. Increases or decreases in accrued closure costs resulting from changes or expansions at the facilities are determined based on specific RCRA guidelines applied to the requested change. This calculation includes certain estimates, such as disposal pricing, external labor, analytical costs and processing costs, which are based on current market conditions. However, with the exception of the Michigan facility, we have no intention, at this time, to close any of our facilities.

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

Known Trends and Uncertainties

Seasonality. Historically we have experienced reduced revenues, operating losses or decreased operating profits during the first and fourth quarters of our fiscal years due to a seasonal slowdown in operations from poor weather conditions and overall reduced activities during the holiday season and through January and February of the first quarter. During our second and third fiscal quarters there has historically been an increase in revenues and operating profits. Management expects this trend to continue in future years. As discussed above, this trend continued in 2004, but the reduction in revenues and the net loss for the first quarter 2004 was greater than we have historically experienced in prior first quarter periods as previously discussed. The U.S. Department of Energy ("DOE") and U.S. Department of Defense ("DOD") represent major customers for the Nuclear segment. In conjunction with the federal government's September 30 fiscal year-end, the Nuclear segment experiences seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements. Correspondingly for a period of approximately three months following September 30, the Nuclear segment is generally seasonably slow, as the governmental budgets are still being finalized, planning for the new year is occurring and we enter the holiday season.

Economic Conditions. Economic downturns or recessionary conditions can adversely affect the demand for our services, principally within the Industrial segment. Reductions in industrial production generally follow such economic conditions, resulting in reduced levels of waste being generated and/or sent off for treatment. We believe that our revenues and profits were negatively affected within this segment by the recessionary conditions in 2003, and that this trend continued throughout 2004.

Significant Contracts. Our revenues are principally derived from numerous and varied customers. However, our Nuclear segment has a significant relationship with Bechtel Jacobs. Bechtel Jacobs is the DOE's appointed manager of the environmental program to perform certain treatment and disposal services in Oak Ridge, Tennessee. In this capacity Bechtel Jacobs entered into certain subcontracts with our Oak Ridge, Tennessee subsidiary ("M&EC"). Our revenues from Bechtel Jacobs contributed 7.6% of total consolidated revenues in the quarter ended March 31, 2005 and 9.0% of total consolidated revenues during the same period in 2004. The Oak Ridge contracts have been extended, through June 2005, with several pricing modifications, but, as with most contracts with the federal government, may be terminated or renegotiated at any time at the government's election. As the DOE site in Oak Ridge continues to complete certain of its clean-up milestones and moves toward completing its closure efforts, the revenue from these contracts may continue to decline. The Nuclear segment has and will pursue other similar or related contracts for environmental programs at other DOE and government sites. In February 2003, M&EC commenced legal proceedings against Bechtel Jacobs, the general contractor under the Oak Ridge contracts, seeking payment from Bechtel Jacobs of approximately $4.3 million in surcharges relating to certain wastes that were treated by M&EC in 2001 and 2002 under the Oak Ridge contracts. During 2001, we recognized approximately $381,000 in revenue for these surcharges, which represented an initial offer for settlement by Bechtel Jacobs. Bechtel Jacobs continues to deliver waste to M&EC for treatment, and M&EC continues to accept such waste. In addition, subsequent to the filing of the lawsuit, M&EC has entered into a new contract with Bechtel Jacobs to treat DOE waste. There is no guarantee of future business under the Oak Ridge contracts, and either party may terminate the Oak Ridge contracts at any time. Termination of these contracts could have a material adverse effect on us. We are working towards increasing other sources of revenues at M&EC to reduce the risk of reliance on one major source of revenues.

During the second quarter of 2004, the Nuclear segment was awarded a contract from a Fortune 500 company valued at approximately $6,218,000 to treat and dispose of mixed waste generated from research and development activities. This contract requires innovative treatment processing technologies we developed to accommodate the complex nature of these wastes. The contract should be completed during the third quarter of 2005. We recognized $893,000 in revenues from this contract for the three months ended March 31, 2005 or 4.1% of total consolidated revenues. During 2004, we recognized $3,195,000 in revenue from this contract.

During October 2004, the Nuclear segment was awarded a three-year contract valued at approximately $23,000,000 for the treatment of mixed low-level wastes generated at the DOE's Hanford Site. Fluor Hanford, a prime contractor supporting DOE's cleanup mission at Hanford, has awarded this contract to us to provide specialized thermal treatment for a variety of mixed low-level radioactive wastes generated at Hanford. As with contracts or subcontracts with or involving the federal government, this contract may be terminated or renegotiated at anytime at the government's option. We recognized $914,000 in revenues from this contract for the quarter ended March 31, 2005.

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

Certain Legal Proceedings. PFD is involved in legal proceedings with the EPA and others alleging, among other things, that PFD is required to have obtained a Title V air permit in order to carry out its operations, which PFD vigorously disagrees with and is contesting. If it is determined that PFD is required to have a Title V air permit, such could have a material adverse effect on our liquidity and we anticipate substantial additional capital expenditures at PFD would be required in order to bring PFD into compliance with Title V air permit requirements. As of the date of this report, we do not have any reliable estimates of the effect on our liquidity or the cost of such additional capital expenditures if there is an adverse ruling regarding the Title V air permit issue.

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

During February, 2005, the Company received a federal grand jury subpoena requesting documents "from the period of January 1, 2000, to the present concerning or relating to Wabash Environmental Technologies, LLC," ("Wabash"), an Indiana based entity that is not affiliated with the Company. The Company has been advised that the target of the grand jury investigation is Wabash and that neither the Company nor any subsidiary of the Company is a target of the investigation. The Company and any subsidiary that has documents concerning or relating to Wabash are compiling responsive documents and will be complying with the subpoena.

The Company is performing an extensive internal review as to whether the treatment, storage, processing and/or disposal of certain waste by its subsidiary, PFD, was in accordance with applicable environmental laws and regulations because it has identified a potential issue or issues with regard to its handling of said waste. Upon completion of the internal review, the Company will take any necessary and appropriate steps to report or otherwise address any issues arising from its handling of that certain particular waste.

PFD Environmental. We have recently discovered that our facility, PFD had inadvertently received high level PCB contaminated oil, at a level greater than PFD is permitted to accept, and have notified regulators of the incident. We are currently investigating the extent of contamination and our disposal options. The cost of disposal of this PCB contaminated oil has not yet been determined.

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

At March 31, 2005, we had total accrued environmental remediation liabilities of $4,946,000, of which $1,029,000 is recorded as a current liability, which reflects a decrease of $236,000 from the December 31, 2004, balance of $1,265,000. The decrease represents payments on remediation projects. The March 31, 2005, current and long-term accrued environmental balance is recorded as follows:

     `               Current        Long-term
                     Accrual         Accrual          Total
                    ----------      ----------      ----------
         PFD       $  110,000      $  595,000      $  705,000
         PFM          261,000         434,000         695,000
         PFSG         207,000         501,000         708,000
         PFTS          27,000          42,000          69,000
         PFFL          25,000              --          25,000
         PFMD              --         391,000         391,000
         PFP               --         150,000         150,000
                   ----------      ----------      ----------
                      630,000       2,113,000       2,743,000
         PFMI         399,000       1,804,000       2,203,000
                   ----------      ----------      ----------
                   $1,029,000      $3,917,000      $4,946,000
                   ==========      ==========      ==========

Recent Accounting Pronouncements

In December  2004,  FASB  issued  Statement  No. 123  (revised)  ("SFAS  123R"),
Share-Based Payment. SFAS 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively, beginning with awards granted, modified, repurchased or cancelled after the fiscal periods beginning after June 15, 2005. We currently measure stock-based compensation in accordance with APB Opinion No. 25. The impact on our financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. See Note 1 to Notes to Consolidated Financial Statements - Stock-Based Compensation for the pro forma impact that the fair value method would have had on our net income/loss for each of the quarters ended March 31, 2005 and 2004. We do not expect the impact of SFAS 123R to have an impact on our cash flows or liquidity.

In April 2005, the Securities and Exchange Commission ("SEC") amended its Regulation S-X to amend the date of compliance with SFAS 123R to the first reporting period of the fiscal year beginning on or after June 15, 2005. We anticipate adopting SFAS 123R on January 1, 2006.

Interest Rate Swap

We entered into an interest rate swap agreement effective December 22, 2000, to modify the interest characteristics of our outstanding debt from a floating basis to a fixed rate, thus reducing the impact of interest rate changes on future income. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counter parties is included in other assets or liabilities. At March 31, 2005, the market value of the interest rate swap was in an unfavorable value position of $24,000 and was recorded as a liability. During the three months ended March 31, 2005, we recorded a gain on the interest rate swap of $17,000 that offset other comprehensive loss in the Statement of Stockholders' Equity.

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

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                             CONTROLS AND PROCEDURES

                                 PART 1, ITEM 4

(a)   Evaluation of disclosure, controls, and procedures.

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on their most recent evaluation, which was completed as of the end of the period covered by this Quarterly Report on Form 10-Q, we have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended) and believe that such are not effective, as a result of identifying three material weaknesses in our internal control over financial reporting, as reported in our Annual Report on Form 10-K for the year ended December 31, 2004, (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

(b)   Changes in internal control over financial reporting.

      There have been no changes in our internal control over financial reporting, other than reported below:

      Effective January 1, 2005, we changed our payroll processing provider for all of our facilities. With this change, we now utilize a centralized payroll and human resources database which provides for corporate oversight on a real-time basis of all payroll related activities, and automatic benefit calculations on all employees.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                           PART II - Other Information

Item 1.   Legal Proceedings

          There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2004, which is incorporated herein by reference, except for the following:

          During February, 2005, the Company received a federal grand jury subpoena requesting documents "from the period of January 1, 2000, to the present concerning or relating to Wabash Environmental Technologies, LLC," ("Wabash"), an Indiana based entity that is not affiliated with the Company. The Company has been advised that the target of the grand jury investigation is Wabash and that neither the Company nor any subsidiary of the Company is a target of the investigation. The Company and any subsidiary that has documents concerning or relating to Wabash are compiling responsive documents and will be complying with the subpoena.

          The Company is performing an extensive internal review as to whether the treatment, storage, processing and/or disposal of certain waste by its subsidiary, PFD, was in accordance with applicable environmental laws and regulations because it has identified a potential issue or issues with regard to its handling of said waste. Upon completion of the internal review, the Company will take any necessary and appropriate steps to report or otherwise address any issues arising from its handling of that certain particular waste.

Item 5.   Other Information

          We have recently discovered that our facility, PFD had inadvertently received high level PCB contaminated oil, at a level greater than PFD is permitted to accept, and have notified regulators of the incident. We are currently investigating the extent of contamination and our disposal options. The cost of disposal of this PCB contaminated oil has not yet been determined.

Item 6.   Exhibits

(a)       Exhibits

4.1 Amendment No. 4 to Revolving Credit, Term Loan, and Security Agreement, dated as of March 25, 2005, between the Company and PNC Bank, as incorporated by reference from Exhibit 4.12 to the Company's Form 10-K for the year ended December 31, 2004.

10.1 Perma-Fix Environmental Services, Inc. 2005 Compensation Plan for the Chairman, Chief Executive Officer, and President.

10.2 Perma-Fix Environmental Services, Inc. 2005 Compensation Plan for the Vice President, Chief Financial Officer.

10.3 Perma-Fix Environmental Services, Inc. 2005 Compensation Plan for the President - Nuclear

10.4 Perma-Fix Environmental Services, Inc. 2005 Compensation Plan for the President - Industrial

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

                                           PERMA-FIX ENVIRONMENTAL SERVICES


Date:  May 9, 2005                   By:   /s/ Dr. Louis F. Centofanti
                                           ---------------------------------
                                           Dr. Louis F. Centofanti
                                           Chairman of the Board
                                           Chief Executive Officer


Date:  May 9, 2005                   By:   /s/ Richard T. Kelecy
                                           ---------------------------------
                                           Richard T. Kelecy
                                           Chief Financial Officer