Form 10-Q
period 2005-06-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2005-08-09
CIK 891532

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                   ----------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

                  Class                       Outstanding at August 4, 2005
      -----------------------------           -----------------------------
      Common Stock, $.001 Par Value                    41,918,546
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

================================================================================

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I    FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheets -
                      June 30, 2005 and December 31, 2004.....................2

               Consolidated Statements of Operations -
                      Three and Six Months Ended June 30, 2005 and 2004.......4

               Consolidated Statements of Cash Flows -
                      Six Months Ended June 30, 2005 and 2004.................5

               Consolidated Statement of Stockholders' Equity -
                      Six Months Ended June 30, 2005..........................6

               Notes to Consolidated Financial Statements.....................7

      Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..........18

      Item 3.  Quantitative and Qualitative Disclosures
                      About Market Risk......................................38

      Item 4.  Controls and Procedures.......................................39

PART II   OTHER INFORMATION

      Item 1.  Legal Proceedings.............................................40

      Item 6.  Exhibits......................................................41

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

The results of operations for the six months ended June 30, 2005, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2005.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       June 30,
                                                                         2005        December 31,
(Amounts in Thousands, Except for Share Amounts)                     (Unaudited)         2004
-------------------------------------------------------------------------------------------------
ASSETS
Current assets
   Cash                                                              $        100    $        215
   Restricted cash                                                             60              60
   Accounts receivable, net of allowance for doubtful
    accounts of $517 and $570                                              26,678          27,192
   Inventories                                                                904             882
   Prepaid expenses                                                         1,799           2,891
   Other receivables                                                           83              45
   Current assets of discontinued operations, net of allowance for
    doubtful accounts of $93 and $125                                         194           1,609
                                                                     ------------    ------------
      Total current assets                                                 29,818          32,894

Property and equipment:
   Buildings and land                                                      18,085          18,313
   Equipment                                                               30,824          30,281
   Vehicles                                                                 4,461           4,187
   Leasehold improvements                                                  11,489          11,514
   Office furniture and equipment                                           2,502           2,396
   Construction-in-progress                                                 2,367           1,852
                                                                     ------------    ------------
                                                                           69,728          68,543
   Less accumulated depreciation and amortization                         (23,665)        (21,282)
                                                                     ------------    ------------
      Net property and equipment                                           46,063          47,261

Property and equipment of discontinued operations                             603             600

Intangibles and other assets:
   Permits                                                                 13,045          12,895
   Goodwill                                                                 1,330           1,330
   Finite Risk Sinking Fund                                                 3,216           2,225
   Other assets                                                             2,875           3,250
                                                                     ------------    ------------
     Total assets                                                    $     96,950    $    100,455
                                                                     ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                                       June 30,
                                                                         2005        December 31,
(Amounts in Thousands, Except for Share Amounts)                     (Unaudited)         2004
-------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $      6,788    $      6,529
   Current environmental accrual                                              570             721
   Accrued expenses                                                        11,027          12,100
   Unearned revenue                                                         4,095           5,115
   Current liabilities of discontinued operations                           2,235           2,550
   Current portion of long-term debt                                        2,868           6,376
                                                                     ------------    ------------
      Total current liabilities                                            27,583          33,391

Environmental accruals                                                      2,110           2,141
Accrued closure costs                                                       5,128           5,062
Other long-term liabilities                                                 2,172           1,944
Long-term liabilities of discontinued operations                            1,600           1,804
Long-term debt, less current portion                                       13,664          12,580
                                                                     ------------    ------------
      Total long-term liabilities                                          24,674          23,531
                                                                     ------------    ------------

      Total liabilities                                                    52,257          56,922

Commitments and Contingencies (see Notes 4 and 6)                              --              --

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding,
   liquidation value $1.00 per share                                        1,285           1,285

Stockholders' equity:
   Preferred Stock, $.001 par value; 2,000,000 shares authorized,
      2,500 shares issued and outstanding                                      --              --
   Common Stock, $.001 par value; 75,000,000 shares authorized,
      42,793,267 and 42,749,117 shares issued, including 988,000
      shares held as treasury stock, respectively                              43              43
   Additional paid-in capital                                              80,968          80,902
   Accumulated deficit                                                    (35,727)        (36,794)
   Interest rate swap                                                         (14)            (41)
                                                                     ------------    ------------
                                                                           45,270          44,110
   Less: Common Stock in treasury at cost; 988,000 shares                  (1,862)         (1,862)
                                                                     ------------    ------------

      Total stockholders' equity                                           43,408          42,248
                                                                     ------------    ------------

      Total liabilities and stockholders' equity                     $     96,950    $    100,455
                                                                     ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended           Six Months Ended
                                                                  June 30,                    June 30,
                                                          ------------------------    ------------------------
(Amounts in Thousands, Except for Per Share Amounts)          2005         2004           2005         2004
--------------------------------------------------------------------------------------------------------------
Net revenues                                              $   25,359    $   19,128    $   46,967    $   35,939
Cost of goods sold                                            18,016        13,425        34,123        26,386
                                                          ----------    ----------    ----------    ----------
Gross profit                                                   7,343         5,703        12,844         9,553

Selling, general and administrative expenses                   5,741         4,320        10,660         8,658
Gain on disposal of property and equipment                      (337)           (1)         (337)          (18)
                                                          ----------    ----------    ----------    ----------
Income from operations                                         1,939         1,384         2,521           913

Other income (expense):
Interest income                                                    1             1             2             2
Interest expense                                                (381)         (575)         (793)       (1,240)
Interest expense-financing fees                                 (110)         (257)         (221)         (513)
Other                                                            (45)           36           (59)          (18)
                                                          ----------    ----------    ----------    ----------
Income (loss) from continuing operations                       1,404           589         1,450          (856)

Loss from discontinued operations                               (122)         (472)         (289)       (1,025)
                                                          ----------    ----------    ----------    ----------
Net income (loss)                                              1,282           117         1,161        (1,881)

Preferred Stock dividends                                         47            47            94            94
                                                          ----------    ----------    ----------    ----------
Net income (loss) applicable to Common Stock              $    1,235    $       70    $    1,067    $   (1,975)
                                                          ==========    ==========    ==========    ==========

Net income (loss) per common share - basic
Continuing operations                                     $      .03    $      .01    $      .03    $     (.02)
Discontinued operations                                           --          (.01)           --          (.03)
                                                          ----------    ----------    ----------    ----------
Net income (loss) per common share                        $      .03    $       --    $      .03    $     (.05)
                                                          ==========    ==========    ==========    ==========

Net income (loss) per common share - diluted
Continuing operations                                     $      .03    $      .01    $      .03    $     (.02)
Discontinued operations                                           --          (.01)           --          (.03)
                                                          ----------    ----------    ----------    ----------
Net income (loss) per common share                        $      .03    $       --    $      .03    $     (.05)
                                                          ==========    ==========    ==========    ==========
Number of shares and potential common shares
  used in net income (loss) per common share:
  Basic                                                       41,805        41,448        41,792        39,244
                                                          ==========    ==========    ==========    ==========
  Diluted                                                     44,476        45,210        44,508        39,244
                                                          ==========    ==========    ==========    ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                      ----------------------------
(Amounts in Thousands)                                                    2005            2004
--------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                                                     $      1,161    $     (1,881)
     Adjustments to reconcile net income (loss) to cash provided by
         (used in) operations:
     Depreciation and amortization                                           2,403           2,330
     Debt discount amortization                                                 --             162
     Provision for bad debt and other reserves                                 (37)             89
     Gain on disposal of property and equipment                               (337)            (18)
     Issuance of Common Stock for services                                      18              18
     Changes in assets and liabilities:
         Accounts receivable                                                   552            (741)
         Prepaid expenses, inventories and other assets                      1,370              77
         Accounts payable, accrued expenses, and unearned revenue           (1,904)            449
     Discontinued operations                                                   896            (160)
                                                                      ------------    ------------
         Net cash provided by operations                                     4,122             325

Cash flows from investing activities:
     Purchases of property and equipment, net                               (1,100)         (1,835)
     Proceeds from sale of plant, property and equipment                       700              19
     Change in restricted cash, net                                             (2)             --
     Change in finite risk sinking fund                                       (991)           (991)
     Discontinued operations                                                    (3)            (51)
     Funds used for acquisitions (net of cash acquired)                         --          (2,903)
                                                                      ------------    ------------
         Net cash used in investing activities                              (1,396)         (5,761)

Cash flows from financing activities:
     Net repayments of revolving credit                                     (2,318)         (3,899)
     Principal repayments of long-term debt                                 (4,986)         (1,744)
     Borrowings of long-term debt                                            4,416              --
     Proceeds from issuance of stock                                            47          10,858
                                                                      ------------    ------------
         Net cash (used in) provided by financing activities                (2,841)          5,215
                                                                      ------------    ------------
Decrease in cash                                                              (115)           (221)
Cash at beginning of period                                                    215             411
                                                                      ------------    ------------
Cash at end of period                                                 $        100    $        190
                                                                      ============    ============

Supplemental disclosure
     Interest paid                                                    $        594    $      1,061

Non-cash investing and financing activities:
Issuance of Common Stock for payment of dividends                               --              63
Gain on interest rate swap                                                      27              54
Long-term debt incurred for purchase of property and equipment                 465             167

         The accompanying notes are integral part of these consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (Unaudited, for the six months ended June 30, 2005)

                                           Preferred Stock               Common Stock          Additional
(Amounts in thousands,                -------------------------   -------------------------     Paid-In
except for share amounts)                Shares        Amount        Shares        Amount       Capital
---------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                2,500   $        --    42,749,117   $        43   $    80,902

Comprehensive income:

   Net income                                  --            --            --            --            --

   Other Comprehensive income:

     Gain on interest rate swap                --            --            --            --            --

       Comprehensive income

Preferred Stock dividends                      --            --            --            --            --

Issuance of Common Stock for
   cash and services                           --            --        31,287            --            66
Issuance of Common Stock upon
   cashless exercise of Warrants               --            --        12,863            --            --
                                      -----------   -----------   -----------   -----------   -----------
Balance at June 30, 2005                    2,500   $        --    42,793,267   $        43   $    80,968
                                      ===========   ===========   ===========   ===========   ===========

                                                                    Common
                                                                     Stock          Total
(Amounts in thousands,                Accumulated     Interest      Held In     Stockholders'
except for share amounts)               Deficit      Rate Swap      Treasury       Equity
---------------------------------------------------------------------------------------------
Balance at December 31, 2004          $   (36,794)  $       (41)  $    (1,862)  $      42,248

Comprehensive income:

   Net income                               1,161            --            --           1,161

   Other Comprehensive income:

     Gain on interest rate swap                --            27            --              27
                                                                                -------------
       Comprehensive income                                                             1,188

Preferred Stock dividends                     (94)           --            --             (94)

 Issuance of Common Stock for
   cash and services                           --            --            --              66
 Issuance of Common Stock upon
   cashless exercise of Warrants               --            --            --              --
                                      -----------   -----------   -----------   -------------
Balance at June 30, 2005              $   (35,727)  $       (14)  $    (1,862)  $      43,408
                                      ===========   ===========   ===========   =============

        The accompanying notes are an integral part of these consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2005
                                   (Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, FASB issued Statement No. 154 ("SFAS 154"), Accounting Changes and Error Corrections. SFAS 154 replaces APB No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a material impact on its consolidated results of operations.

In March 2005, FASB issued FASB Interpretation No. 47 ("FIN 47"), Accounting for Conditional Asset Retirement Obligations -- An Interpretation of FASB Statement No. 143. FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and
(or) method of settlement are conditional on a future event that may or may not be within control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and
(or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Interpretation is effective for fiscal years ending after December 15, 2005. We do not expect the adoption of FIN 47 to have a material effect on our consolidated financial position or results of operations for the year ending December 31, 2005.

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

The impact on our financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. See Stock-Based Compensation below for the pro forma impact that the fair value method would have had on our net income/loss for each of the three and six month periods ended June 30, 2005, and 2004. We do not expect the impact of SFAS 123R to have an impact on our cash flows or liquidity.

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

Under the accounting provisions of SFAS 123, our net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands except for per share amounts):

                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                       June 30,
                                                          ---------------------------   ---------------------------
                                                              2005           2004           2005           2004
                                                          ---------------------------------------------------------
Net income (loss) from continuing operations
   applicable to Common Stock, as reported                $      1,357   $        542   $      1,356   $       (950)
Deduct:  Total Stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                      (75)           (80)          (167)          (174)
                                                          ------------   ------------   ------------   ------------
Pro forma net  income (loss) from continuing
   operations applicable to Common Stock                  $      1,282   $        462   $      1,189   $     (1,124)
                                                          ============   ============   ============   ============
Income (loss) per share:
   Basic - as reported                                    $        .03   $        .01   $        .03   $       (.02)
                                                          ============   ============   ============   ============
   Basic - pro-forma                                      $        .03   $        .01   $        .03   $       (.03)
                                                          ============   ============   ============   ============

  Diluted - as reported                                   $        .03   $        .01   $        .03   $       (.02)
                                                          ============   ============   ============   ============
  Diluted - pro-forma                                     $        .03   $        .01   $        .03   $       (.03)
                                                          ============   ============   ============   ============

2.  EARNINGS PER SHARE
    ------------------

Basic EPS is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS includes the dilutive effect of potential common shares. Diluted loss per share for the six months ended June 30, 2004, does not include potential common shares as their effect would be anti-dilutive.

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three and six months ended June 30, 2005 and 2004:

                                                            Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,
                                                         ------------------------    ------------------------
(Amounts in thousands except per share amounts)             2005          2004          2005          2004
-------------------------------------------------------------------------------------------------------------
Earnings per share from continuing operations
---------------------------------------------
Income (loss) from continuing operations                 $    1,404    $      589    $    1,450    $     (856)
Preferred stock dividends                                       (47)          (47)          (94)          (94)
                                                         ----------    ----------    ----------    ----------
Income (loss) from continuing operations applicable to
  Common Stock                                                1,357           542         1,356          (950)
Effect of dilutive securities:
Preferred Stock dividends                                        47            47            94            --
                                                         ----------    ----------    ----------    ----------
Income (loss) - diluted                                  $    1,404    $      589    $    1,450    $     (950)
                                                         ==========    ==========    ==========    ==========
Basic income (loss) per share                            $      .03    $      .01    $      .03    $     (.02)
                                                         ==========    ==========    ==========    ==========
Diluted income (loss) per share                          $      .03    $      .01    $      .03    $     (.02)
                                                         ==========    ==========    ==========    ==========

Earnings per share from discontinued operations
-----------------------------------------------
Loss - basic and diluted                                 $     (122)   $     (472)   $     (289)   $   (1,025)
                                                         ==========    ==========    ==========    ==========
Basic loss per share                                     $       --    $     (.01)   $       --    $     (.03)
                                                         ==========    ==========    ==========    ==========
Diluted loss per share                                   $       --    $     (.01)   $       --    $     (.03)
                                                         ==========    ==========    ==========    ==========

Weighted average shares outstanding - basic                  41,805        41,448        41,792        39,244
Potential shares exercisable under stock option plans           239           351           244            --
Potential shares upon exercise of Warrants                      765         1,744           805            --
Potential shares upon conversion of Preferred Stock           1,667         1,667         1,667            --
                                                         ----------    ----------    ----------    ----------
Weighted average shares outstanding - diluted                44,476        45,210        44,508        39,244
                                                         ==========    ==========    ==========    ==========

-------------------------------------------------------------------------------------------------------------

Potential shares excluded from above weighted average
   share calculations due to their anti-dilutive
   effect include:
Upon exercise of options                                      1,339         1,583         1,339         3,140
Upon exercise of Warrants                                     1,776         1,776         1,776        12,791
Upon conversion of Preferred Stock                               --            --            --         1,667

3.  LONG TERM DEBT
    --------------

Long-term debt consists of the following at June 30, 2005, and December 31, 2004:

----------------------------------------------------------------------------------------------------------
Revolving Credit facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at prime rate plus 1/2% (6.75% at June 30, 2005),
  balance due in May 2008.                                                           $   4,162   $   6,480

Term Loan dated December 22, 2000, payable in equal monthly installments of principal of $83, balance due in May 2008, variable interest paid monthly at
  prime rate plus 1% (7.25% at June 30, 2005).                                           7,000       3,083

Unsecured  Promissory  Note dated  August 31, 2000,  payable in August 2005,
  interest paid annually at 7.0%.  Paid in full in June 2005.                               --       3,500

Promissory Note dated June 25, 2001, payable in semiannual installments on
  June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable law rate determined under the IRS Code Section (8.0%
  on June 30, 2005) and is payable in one lump sum at the end of installment
  period.                                                                                2,634       3,034

Installment Agreement dated June 25, 2001, payable in semiannual installments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable law rate determined under the IRS Code Section (8.0%
  on June 30, 2005) and is payable in one lump sum at the end of installment
  period.                                                                                  653         753

Various capital lease and promissory note obligations,  payable 2005 to 2010,
  interest at rates ranging from 5.0% to 14.2%.                                          2,083       2,106
                                                                                     ---------   ---------
                                                                                        16,532      18,956
Less current portion of long-term debt                                                   2,868       6,376
                                                                                     ---------   ---------
                                                                                     $  13,664   $  12,580
                                                                                     =========   =========

REVOLVING CREDIT AND TERM LOAN
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank. The Agreement provided for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves Agent reasonably deems proper and necessary. As of June 30, 2005, the excess availability under our Revolving Credit was $10,217,000 based on our eligible receivables.

Effective March 25, 2005, the Company and PNC entered into an amended agreement (Amendment No. 4), which, among other things, extends the $25 million credit facility through May 31, 2008. The other terms of the credit facility remain principally unchanged, as a result of the amendment, with the exception of a 50 basis point reduction in the variable interest rate on both loans.

On June 29, 2005, we entered into an amendment ("Amendment No. 5") to the Agreement. Pursuant to Amendment No. 5, PNC increased our Term Loan by approximately $4.4 million, resulting in a Term Loan of $7 million. Under Amendment No. 5, the Term Loan continues to be payable in monthly installments of approximately $83,000, plus accrued interest, with the remaining unpaid principal balance and accrued interest, payable in May 2008, upon termination of the amended Agreement. As part of Amendment No. 5, certain of our subsidiaries have modified or granted mortgages to PNC on their facilities, in addition to the collateral previously granted to PNC under the Agreement. All other terms and conditions to the Agreement, remain principally unchanged. We used the additional loan proceeds to prepay a $3.5 million unsecured promissory note, which was due and payable in August 2005, and the balance was used for general working capital. As a condition of Amendments No. 4 and 5, we paid a $140,000 fee to PNC.

Pursuant to the Agreement, as amended, the Term Loan bears interest at a floating rate equal to the prime rate plus 1%, and the Revolving Credit at a floating rate equal to the prime rate plus 1/2%. The loans are subject to a prepayment fee of 1% until March 25, 2006, and 1/2% until March 25, 2007.

UNSECURED PROMISSORY NOTE
On August 31, 2000, as part of the consideration for the purchase of Diversified Scientific Services, Inc. ("DSSI"), we issued to Waste Management Holdings a long-term unsecured promissory note (the "Unsecured Promissory Note") in the aggregate principal amount of $3,500,000, bearing interest at a rate of 7% per annum and having a five-year term with interest to be paid annually and principal due in one lump sum at the end of the term of the Unsecured Promissory Note (August 2005). This debt balance was reclassed in its entirety from long term to current in the third quarter of 2004. We utilized the proceeds of the amended agreement with PNC, mentioned above, to repay this note in June 2005.

PROMISSORY NOTE
In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation ("PDC"), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2005 will be approximately $400,000 semiannually. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended. (8% on June 30, 2005) and payable in one lump sum at the end of the loan period. On June 30, 2005, the outstanding balance was $3,854,000 including accrued interest of approximately $1,220,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

INSTALLMENT AGREEMENT
Additionally, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2005 will be approximately $100,000 semiannually. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On June 30, 2005, the rate was 8%. On June 30, 2005, the outstanding balance was $949,000 including accrued interest of approximately $296,000.

4.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

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

LEGAL
In the normal course of conducting our business, we are involved in various litigations. There has been no material change in legal proceedings from those disclosed previously in our Form 10-K for the year ended December 31, 2004, and our Form 10-Q for the period ended March 31, 2005, except as stated below:

During February 2005, we received a federal grand jury subpoena requesting documents from the period of January 1, 2000, to the present concerning or relating to Wabash Environmental Technologies, LLC, ("Wabash"), an Indiana based entity that is not affiliated with us. We have been advised that the target of the grand jury investigation is Wabash and that neither we nor any subsidiary of ours is a target of the investigation. We and any subsidiary that had documents concerning or relating to Wabash have compiled responsive documents and complied with the subpoena.

We have previously reported that our subsidiary, PFD, has been performing an extensive internal review as to whether the treatment, storage, processing and disposal of certain waste streams by it were in accordance with applicable environmental laws and regulations. PFD retained outside counsel to assist it in this review. As a result of the review, PFD has notified the Ohio EPA of the following:

        . that PFD discovered an error in its 2003 Annual Hazardous Waste Report, which was submitted to the Ohio EPA. The error was in connection with the reporting of a shipment offsite of certain waste water inadvertently reported as H081 (biological treatment with or without precipitation) in the report. PFD believes a management method code of H129 (other treatment) would have been more appropriate for the entries of these shipments, with filtration as the process. This wastewater was shipped offsite for beneficial reuse. Additional quality control measures have been put in place to reduce the potential for this type of administrative error; and

        . from February, 2003 to November, 2003, PFD received 56 shipments (approximately 273,000 gallons) of hazardous wastewaters from a particular generator. PFD filtered this particular wastewater in its wastewater treatment unit and transmitted this filtered wastewater under a bill of lading to Wabash for beneficial reuse. As part of its internal investigation, it was determined that, while PFD's compliance personnel at the time believed it appropriate to classify this material as meeting the beneficial reuse requirements pursuant to the regulations promulgated under the Resource Conservation and Recovery Act, and shipped such under a straight bill of lading, they also recognized this at that time to be a vague and unclear area of the regulations. Due to the beneficial reuse regulations under RCRA being vague and unclear, PFD has notified Ohio EPA of these facts.

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

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that, in the event of closure, our permitted facilities will be closed in accordance with the regulations. The policy provides $35,000,000 of financial assurance coverage and has available capacity to allow for annual inflation and other performance and surety bond requirements. On the fourth and subsequent anniversaries of the contract inception, the Company may elect to terminate this contract. During the second quarter of 2003 we made an upfront payment of $4,000,000, of which $2,766,000 represents the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account. Additionally, in February 2004 and 2005 we paid the first and second of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of June 30, 2005, we have recorded $3,216,000 in our Finite Risk Sinking Fund on the balance sheet.

5.  ACQUISITIONS
    ------------

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

6.  DISCONTINUED OPERATIONS
    -----------------------

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

Expenses of $122,000 and $289,000 were recorded during the three and six months ended June 30, 2005, respectively. PFMI recorded revenues of $740,000 and $1,398,000, and operating losses of $472,000 and $1,025,000 for the three and six months ended June 30, 2004. Assets and liabilities related to the discontinued operation have been reclassified to separate categories in the Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004. As of June 30, 2005, assets are recorded at their net realizable value, and consist of property and equipment of $603,000, and receivables of $194,000, which includes $190,000 for estimated insurance proceeds.

We submitted three insurance claims relative to the two fires at PFMI, a property claim for the first fire and a property claim and business interruption claim for the second fire. During the second quarter of 2005, we received a partial payment of $1,500,000 less adjustor fees of approximately $105,000, for a net payment of $1,395,000 from the insurance carrier on the business interruption claim. We are currently negotiating remaining settlement for the claims, but at this time we cannot estimate actual proceeds to be received. Additional proceeds beyond the remaining balance, if any, received on these claims will be recorded as income from discontinued operations. Liabilities as of June 30, 2005, consist of accounts payable and current accrued expenses of $1,835,000 and environmental accruals of $2,000,000. Included in current accruals is a pension plan withdrawal liability, which is a result of the termination of substantially all of the union employees of PFMI. The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. At June 30, 2005, we have a recorded pension withdrawal liability of $1,680,000, based upon an actuarial study. This withdrawal liability represents our best estimate, and is subject to numerous factors such as the date and timing of union employee terminations, partial versus complete termination status, the pension funds unfunded vested benefit liability and PFMI's portion of such liability. This obligation is recorded as a current liability, but may not be paid out in the current year due to the timing of the termination event and process of determining the final liability.

As a result of the discontinuation of operations at the PFMI facility, we are required to complete certain closure and remediation activities pursuant to our RCRA permit. Also, in order to close and dispose of the facility, we may have to complete certain additional remediation activities related to the land, building, and equipment. The level and cost of the clean-up and remediation will be determined by state mandated requirements, the extent to which are not known at this time. Also, impacting this estimate is the level of contamination discovered, as we begin remediation, and the related clean-up standards which must be met in order to dispose of or sell the facility. We engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we arrived at our best estimate of the cost of this environmental closure and remediation liability of $2,464,000. We have spent approximately $464,000 of this closure cost estimate since September 30, 2004, of which approximately $348,000 was spent in the first six months of 2005. In the event we retain the PFMI facility, we anticipate spending an additional $400,000 within the next year and the remainder over the next two to five years.

7.   OPERATING SEGMENTS

Pursuant to FAS 131, we define an operating segment as a business activity:

        .   from which we may earn revenue and incur expenses;

        . whose operating results are regularly reviewed by the segment president to make decisions about resources to be allocated to the segment and assess its performance; and

        .   for which discrete financial information is available.

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

The table below presents certain financial information in thousands by business segment as of and for the three and six months ended June 30, 2005 and 2004.

SEGMENT REPORTING FOR THE QUARTER ENDED JUNE 30, 2005

                                                                                    Segments      Corporate       Consolidated
                                     Industrial       Nuclear        Engineering      Total          (2)             Total
                                     -----------    -----------      -----------   -----------   -----------      ------------
Revenue from external customers      $    10,853    $    13,807(3)   $       699   $    25,359   $        --      $     25,359
Intercompany revenues                        618            694              107         1,419            --             1,419
Gross profit                                 959          6,242              142         7,343            --             7,343
Interest income                                1             --               --             1            --                 1
Interest expense                             157            173                4           334            47               381
Interest expense-financing fees               --             --               --            --           110               110
Depreciation and amortization                484            693               10         1,187            11             1,198
Segment profit (loss)                     (1,003)         4,003               42         3,042        (1,638)            1,404
Segment assets(1)                         25,715         61,230            2,218        89,163         7,787(4)         96,950
Expenditures for segment assets              217            574                3           794            18(4)            812
Total long-term debt                       1,476          3,867               27         5,370        11,162(5)         16,532

SEGMENT REPORTING FOR THE QUARTER ENDED JUNE 30, 2004

                                                                                    Segments      Corporate       Consolidated
                                     Industrial       Nuclear        Engineering      Total          (2)             Total
                                     -----------    -----------      -----------   -----------   -----------      ------------
Revenue from external customers      $     9,791    $     8,509(3)   $       828   $    19,128   $        --      $     19,128
Intercompany revenues                        709            861              158         1,728            --             1,728
Gross profit                               2,274          3,160              269         5,703            --             5,703
Interest income                                1             --               --             1            --                 1
Interest expense                             183            415               --           598           (23)              575
Interest expense-financing fees               --              1               --             1           256               257
Depreciation and amortization                574            659                7         1,240            10             1,250
Segment profit (loss)                        298          1,332              125         1,755        (1,166)              589
Segment assets(1)                         37,166         58,736            2,192        98,094        16,383(4)        114,477
Expenditures for segment assets               38            867                9           914            66(4)            980
Total long-term debt                       1,766          8,105               34         9,905        13,869(5)         23,774

SEGMENT REPORTING FOR THE SIX MONTHS ENDED JUNE 30, 2005

                                                                                    Segments      Corporate       Consolidated
                                     Industrial       Nuclear        Engineering      Total          (2)             Total
                                     -----------    -----------      -----------   -----------   -----------      ------------
Revenue from external customers      $    20,802    $    24,703(3)   $     1,462   $    46,967   $        --      $     46,967
Intercompany revenues                      1,239          1,440              222         2,901            --             2,901
Gross profit                               2,759          9,787              298        12,844            --            12,844
Interest income                                2             --               --             2            --                 2
Interest expense                             364            347                6           717            76               793
Interest expense-financing fees               --              1               --             1           220               221
Depreciation and amortization                973          1,389               20         2,382            21             2,403
Segment profit (loss)                     (1,248)         5,650               73         4,475        (3,025)            1,450
Segment assets(1)                         25,715         61,230            2,218        89,163         7,787(4)         96,950
Expenditures for segment assets              660            874               10         1,544            24(4)          1,568
Total long-term debt                       1,476          3,867               27         5,370        11,162(5)         16,532

SEGMENT REPORTING FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                                                    Segments      Corporate       Consolidated
                                     Industrial       Nuclear        Engineering      Total          (2)             Total
                                     -----------    -----------      -----------   -----------   -----------      ------------
Revenue from external customers      $    16,399    $    17,984(3)   $     1,556   $    35.939   $        --      $     35,939
Intercompany revenues                        949          1,849              219         3,017            --             3,017
Gross profit                               2,594          6,523              436         9,553            --             9,553
Interest income                                2             --               --             2            --                 2
Interest expense                             344            869               --         1,213            27             1,240
Interest expense-financing fees               --              1               --             1           512               513
Depreciation and amortization                993          1,308               14         2,315            15             2,330
Segment profit (loss)                     (1,228)         2,599              193         1,564        (2,420)             (856)
Segment assets(1)                         37,166         58,736            2,192        98,094        16,383(4)        114,477
Expenditures for segment assets              378          1,529               17         1,924           129(4)          2,053
Total long-term debt                       1,766          8,105               34         9,905        13,869(5)         23,774

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2) Amounts reflect the activity for corporate headquarters not included in the segment information.

(3) The consolidated revenues within the Nuclear Waste Services segment include the Bechtel Jacobs revenues for the quarter and six months ended June 30, 2005, which total $4,761,000 or 18.8% and $6,407,000 or 13.7%
        of total revenue and $2,609,000 or 13.7% and $4,125,000 or 11.5% for the same periods in 2004.

(4) Segment assets include assets from Perma-Fix of Michigan, Inc., ("PFMI") a discontinued operation from the Industrial segment, of approximately $797,000 and $9,391,000 as of June 30, 2005 and 2004, respectively.
        Expenditures for segment assets include expenditures from PFMI of $3,000 for the three and six months ended June 30, 2005, and $58,000 and $77,000 for the three and six months ended June 30, 2004, respectively.

(5) Includes the balance outstanding from our revolving line of credit and term loan, which is utilized by all of our segments.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 PART I, ITEM 2

FORWARD-LOOKING STATEMENTS
Certain statements contained within this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things,

    .   improve our operations and liquidity;

    .   anticipated improvement in the financial performance of the Company;

    . ability to comply with the Company's general working capital requirements;

    . ability to be able to continue to borrow under the Company's revolving line of credit;

    . ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and the Company's facilities in Memphis, Tennessee; Detroit, Michigan; Valdosta, Georgia; Ft. Lauderdale, Florida; and Tulsa, Oklahoma;

    .   ability to remediate certain contaminated sites for projected amounts;

    .   ability to fund budgeted capital expenditures during 2005;

    .   increasing other sources of revenue at M&EC;

    . growth of our Nuclear segment; o expectation that there will be a further decline in Section 404 of Sarbanes-Oxley related third party changes for the third and fourth quarters of 2005.

    . ability to close and remediate the Michigan facility for the estimated amounts; and

    . no expectation to close any facilities, other than the Michigan facility.

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

    . Fluctuation of variable interest rates could materially affect our estimated future payments of interest on our variable rate debt.

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

    .   inability to continue to be profitable on an annualized basis;

    . the inability of the Company to maintain the listing of its Common Stock on the NASDAQ;

    . the determination that PFMI, PFSG, or PFO was responsible for a material amount of remediation at certain superfund sites;

    . terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under these contracts or subcontracts;

    . determination that PFD is required to have a Title V air permit in connection with its operations, or is determined to have violated environmental laws or regulations in a material manner; and

The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The second quarter of 2005 reflected a revenue increase of 32.6% or $6.2 million over the same period of 2004, with both the Industrial and Nuclear segments contributing to this increase. Revenues for the second quarter totaled $25.4 million, the highest quarterly revenue total in our history. The Nuclear segment achieved a 62.3% or $5.3 million increase in revenues, which also represents the highest Nuclear segment revenue quarter in our history. We continue to experience growth and profitability within our Nuclear segment, which can be partially attributed to increased shipments, favorable product mix, improvements in our treatment processes and operational efficiencies. The Oak Ridge contracts with Bechtel Jacobs have been extended through August 2005. We are currently working with Bechtel Jacobs to extend these contracts through June 2007, with several pricing modifications. However, there are no assurances we will be successful in extending these contracts The Nuclear segment achieved a 45.2% gross margin for the quarter and a segment profit of $4.0 million. In contrast, the performance of the Industrial segment did not meet expectations this quarter. Despite the encouraging increase in the Industrial segment revenues of $1.1 million or 10.8%, the gross profit and net loss were well below our established goals for the segment. We are continuing our evaluation of the segment and the thorough review of the pricing and cost structure impacting these results. As a result of the balance sheet restructuring activities of 2004 and improved cash flow, our interest expense for the second quarter was down $194,000 and our interest expense-financing fees were down $147,000 from the same period of 2004. On a consolidated basis we were able to achieve a $1.2 million net income applicable to Common Stock for the second quarter of 2005, an increase of $1,165,000 over the same period of 2004. We also improved our working capital position, continued to repay our long term debt, including the prepayment of the $3.5 million unsecured promissory note which was due in August 2005, and strengthened our balance sheet during the quarter.

RESULTS OF OPERATIONS
The reporting of financial results and pertinent discussions are tailored to three reportable segments: Industrial Waste Management Services ("Industrial"), Nuclear Waste Management Services ("Nuclear") and Consulting Engineering Services ("Engineering"). The table below should be used when reviewing management's discussion and analysis for the three and six months ended June 30, 2005 and 2004:

                                                   Three Months Ended                         Six Months Ended
                                                       June 30,                                   June 30,
                                      -----------------------------------------   -----------------------------------------
Consolidated (amounts in thousands)     2005         %        2004         %        2005         %        2004         %
---------------------------------------------------------------------------------------------------------------------------
Net revenues                          $ 25,359      100.0   $ 19,128      100.0   $ 46,967      100.0   $ 35,939      100.0
Cost of goods sold                      18,016       71.0     13,425       70.2     34,123       72.7     26,386       73.4
                                      --------   --------   --------   --------   --------   --------   --------   --------
       Gross profit                      7,343       29.0      5,703       29.8     12,844       27.3      9,553       26.6
Selling, general
 and administrative                      5,741       22.6      4,320       22.6     10,660       22.7      8,658       24.1
Gain on disposal of
 property & equipment                     (337)      (1.3)        (1)        --       (337)       (.7)       (18)        --
                                      --------   --------   --------   --------   --------   --------   --------   --------
       Income from operations         $  1,939        7.7   $  1,384        7.2   $  2,521        5.3   $    913        2.5
                                      ========   ========   ========   ========   ========   ========   ========   ========
Interest expense                      $   (381)      (1.5)  $   (575)      (3.0)  $   (793)      (1.7)  $ (1,240)      (3.5)
Interest expense-financing fees           (110)       (.4)      (257)      (1.3)      (221)       (.5)      (513)      (1.4)
Other income (expense)                     (45)       (.2)        36         .2        (59)       (.1)       (18)        --
Income (loss) from
 continuing operations                   1,404        5.5        589        3.1      1,450        3.1       (856)      (2.4)
Preferred Stock dividends                  (47)       (.2)       (47)       (.2)       (94)       (.2)       (94)       (.3)

SUMMARY - THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Net Revenue
Consolidated revenues increased for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, as follows:

(In thousands)                     2005      % Revenue     2004      % Revenue    Change     % Change
------------------------------------------------------------------------------------------------------
Nuclear
-------
  Government waste               $   3,285        13.0   $   2,131        11.1   $   1,154        54.2
  Hazardous/Non-hazardous            1,234         4.8       1,320         6.9         (86)       (6.5)
  Other nuclear waste                4,527        17.8       2,449        12.8       2,078        84.9
  Bechtel Jacobs                     4,761        18.8       2,609        13.7       2,152        82.5
                                 ---------   ---------   ---------   ---------   ---------
     Total                          13,807        54.4       8,509        44.5       5,298        62.3

Industrial Revenues
-------------------
  Commercial waste                   6,873        27.1       5,649        29.5       1,224        21.7
  Government services                1,477         5.8       1,450         7.6          27         1.9
  Acquisitions                       2,503         9.9       2,692        14.1        (189)       (7.0)
                                 ---------   ---------   ---------   ---------   ---------
     Total                          10,853        42.8       9,791        51.2       1,062        10.8

Engineering                            699         2.8         828         4.3        (129)      (18.5)
-----------                      ---------   ---------   ---------   ---------   ---------
     Total                       $  25,359       100.0   $  19,128       100.0   $   6,231        32.6
                                 =========   =========   =========   =========   =========

We experienced revenue growth in both the Nuclear and Industrial segments during the second quarter of 2005. The increase in the Nuclear segment is partially due to an overall increase in the Bechtel Jacobs revenue, as a result of increased receipts, processing and disposal revenue realized for the quarter. This increase in the quarter is partially due to our efforts to have Bechtel Jacobs expand the shipments of waste typically received during the third quarter, over a longer time period, as well as Bechtel Jacobs' need to reach certain milestone goals. The Oak Ridge contracts revenue is included under Bechtel Jacobs. Government waste revenue also increased during the quarter, as a result of additional receipts from newer contracts and the need to meet certain deadlines imposed on the contractors. Additionally, the increase is due to continued growth within the mixed waste market as our facilities demonstrate their ability to accept and process more complex waste streams, including additional contracts, such as a contract awarded by a Fortune 500 company in late June 2004 to treat and dispose of mixed waste from research and development activities. See "Known Trends and Uncertainties - Significant Contracts" of this Management's Discussion and Analysis. The increase in revenues in the Industrial segment was related to increased commercial waste revenue, primarily due to additional sales from the cruise line industry, increased oil sales, and an expanded contract to service a national home improvement chain. The expanded contract increased the service area as well as extended the term of the contract for two years.

Consolidated revenues increased for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, as follows:

(In thousands)                     2005      % Revenue     2004      % Revenue    Change     % Change
------------------------------------------------------------------------------------------------------
Nuclear
-------
  Government waste               $   8,451        18.0   $   7,592        21.1   $     859        11.3
  Hazardous/Non-hazardous            2,785         5.9       1,651         4.6       1,134        68.7
  Other nuclear waste                7,060        15.0       4,616        12.9       2,444        52.9
  Bechtel Jacobs                     6,407        13.7       4,125        11.5       2,282        55.3
                                 ---------   ---------   ---------   ---------   ---------
     Total                          24,703        52.6      17,984        50.1       6,719        37.4

Industrial Revenues
-------------------
  Commercial waste                  12,994        27.7      10,326        28.7       2,668        25.8
  Government services                2,797         6.0       2,876         8.0         (79)       (2.7)
  Acquisitions                       5,011        10.6       3,197         8.9       1,814        56.7
                                 ---------   ---------   ---------   ---------   ---------
     Total                          20,802        44.3      16,399        45.6       4,403        26.8

Engineering                          1,462         3.1       1,556         4.3         (94)       (6.0)
-----------                      ---------   ---------   ---------   ---------   ---------
     Total                       $  46,967       100.0   $  35,939       100.0   $  11,028        30.7
                                 =========   =========   =========   =========   =========

We experienced revenue growth in both the Nuclear and Industrial segments during the first six months of 2005. As with the quarter, the increase in the Nuclear segment for the six months is partially due to an increase in the Bechtel Jacobs revenue, and overall government waste revenue. The Oak Ridge contracts revenue is included under Bechtel Jacobs. Additionally, the increase is due to the continued growth within the mixed waste market as our facilities demonstrate their ability to accept and process more complex waste streams, including additional contracts, such as the contract awarded by a Fortune 500 company, as discussed above. See "Known Trends and Uncertainties - Significant Contracts" of this Management's Discussion and Analysis for discussion on the Fortune 500 contract and the Oak Ridge contracts, including renewal negotiations. Nuclear segment revenues from hazardous and non-hazardous waste streams also increased as a result of the special event soil projects performed for existing industrial customers. The backlog of stored waste within the Nuclear segment at June 30, 2005, was approximately $14,924,000, compared to $16,247,000 at December 31, 2004. The increase in revenues in the Industrial segment was principally related to increased commercial waste revenue, due to additional sales from the cruise line industry, increased oil sales, and an expanded contract to service a national home improvement chain. The Industrial segment revenues also increased as a result of revenues from two facilities acquired in March 2004.

Cost of Goods Sold
Cost of goods sold increased for the quarter ended June 30, 2005, compared to the quarter ended June 30, 2004, as follows:

(In thousands)                     2005      % Revenue     2004      % Revenue     Change
------------------------------------------------------------------------------------------
Nuclear                          $   7,565        54.8   $   5,349        62.9   $   2,216
Industrial                           9,894        91.2       7,517        76.8       2,377
Engineering                            557        79.7         559        67.5          (2)
                                 ---------               ---------               ---------
      Total                      $  18,016        71.0   $  13,425        70.2   $   4,591
                                 =========               =========               =========

The increase in cost of goods sold was present in both the Nuclear and Industrial segments. The increase in the Industrial segment predominantly correlates to the additional revenues, which is principally a result of increased disposal, transportation and other operating material costs associated with the increase in revenue. The segment also experienced an increase due to unexpected PCB contamination of our fuel oil inventory and other one time processing related expenses. The PCB contamination was due to one of our facilities inadvertently receiving PCB contaminated oil at levels greater than its permit allows, resulting in this facility having to record an accrual to remediate the PCB contamination at an estimated cost of approximately $398,000 during the second quarter of 2005. The Nuclear segment increase principally relates to the additional revenues during the quarter, however, as a result of improved processing efficiencies, the percentage increase wasn't as great as the increase in revenues. The Engineering segment remained relatively constant, but as a percentage of revenue increased due to the high fixed cost nature of the segment. Included within cost of goods sold is depreciation and amortization expense of $1,112,000 and $1,185,000 for the quarters ended June 30, 2005 and 2004, respectively, reflecting a decrease of $73,000 over 2004. As a percentage of revenue, cost of goods sold increased by 0.8%.

Cost of goods sold increased for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, as follows:

(In thousands)                     2005      % Revenue      2004     % Revenue     Change
------------------------------------------------------------------------------------------
Nuclear                          $  14,916        60.4   $  11,461        63.7   $   3,455
Industrial                          18,043        86.7      13,805        84.2       4,238
Engineering                          1,164        79.6       1,120        72.0          44
                                 ---------               ---------               ---------
      Total                      $  34,123        72.7   $  26,386        73.4   $   7,737
                                 =========               =========               =========

The increase in cost of goods sold was experienced among all segments. The increase in the Industrial segment partially correlates to the additional cost of goods sold of $2,246,000 associated with the two facilities acquired, as of March 23, 2004. In addition to the increase in operating costs discussed above, the Industrial segment experienced an increase related to the increase in revenue from the expanded contract to service a national home improvement chain. The Nuclear segment increase principally relates to the additional revenues experienced by the segment, and the additional costs of payroll, disposal, and transportation associated with those revenues. The Engineering segment also experienced an increase primarily related to increased payroll costs associated with internal permit renewal and compliance related projects. Included within cost of goods sold is depreciation and amortization expense of $2,225,000 and $2,207,000 for the six months ended June 30, 2005 and 2004, respectively, reflecting a decrease of $105,000 over 2004. As a percentage of revenue, cost of goods sold decreased by 0.7%.

Gross Profit
Gross profit for the quarter ended June 30, 2005, increased over 2004, as follows:

(In thousands)                     2005      % Revenue     2004      % Revenue     Change
------------------------------------------------------------------------------------------
Nuclear                          $   6,242        45.2   $   3,160        37.1   $   3,082
Industrial                             959         8.8       2,274        23.2      (1,315)
Engineering                            142        20.3         269        32.5        (127)
                                 ---------               ---------               ---------
      Total                      $   7,343        29.0   $   5,703        29.8   $   1,640
                                 =========               =========               =========

The resulting gross profit increase is due to the Nuclear segment reflecting the incremental value of increased revenues and the favorable product mix during the quarter. Also, impacting the increase are improved margins from handling more complex and diverse waste. Offsetting this increase in gross profit, was a decrease in the Industrial segment as a result of the lower margin revenue mix and increased cost of goods sold related to PCB contamination at one of our facilities, as discussed above, and other one time processing charges. The Engineering segment also experienced a decrease in gross profit principally as a result of decreased revenues. Gross profit as a percentage of revenue experienced a slight decrease due to the increased cost of goods sold for the Industrial segment, explained above. The decrease in the gross profit percentage was reduced by an increase in the gross profit percentage from the Nuclear segment due to improved efficiencies in the segment as it matures.

Gross profit for the six months ended June 30, 2005, increased over 2004, as follows:

(In thousands)                     2005      % Revenue     2004      % Revenue     Change
------------------------------------------------------------------------------------------
Nuclear                          $   9,787        39.6   $   6,523        36.3   $   3,264
Industrial                           2,759        13.3       2,594        15.8         165
Engineering                            298        20.4         436        28.0        (138)
                                 ---------               ---------               ---------
      Total                      $  12,844        27.3   $   9,553        26.6   $   3,291
                                 =========               =========               =========

The resulting gross profit increase is principally attributable to the Nuclear segment reflecting the incremental value of increased revenues and the favorable product mix during the six months. The increase is also impacted by improved margins from handling more complex and diverse waste. The Industrial segment experienced an increase in gross profit. However, as a percentage of revenue the segment experienced a decrease as a result of the lower margin revenue mix, increased cost of goods sold related to PCB contamination at one of our facilities and other one time processing charges. The Engineering segment also experienced a decrease in gross profit as a result of decreased revenues. Gross profit as a percentage of revenue experienced a slight increase and was impacted by the increased cost of goods sold for the Industrial segment, explained above.

Selling, General and Administrative
Selling, general and administrative ("SG&A") expenses increased for the three months ended June 30, 2005, as compared to the corresponding period for 2004, as follows:

(In thousands)                     2005      % Revenue     2004      % Revenue    Change
------------------------------------------------------------------------------------------
Administrative                   $   1,481          --   $     937          --   $     544
Nuclear                              2,063        14.9       1,436        16.9         627
Industrial                           2,100        19.3       1,797        18.4         303
Engineering                             97        13.9         150        18.1         (53)
                                 ---------               ---------               ---------
      Total                      $   5,741        22.6   $   4,320        22.6   $   1,421
                                 =========               =========               =========

The change in the corporate administrative overhead is due to increased payroll and benefits, as a result of our focus on strengthening our corporate governance structure and information services infrastructures. The corporate overhead increase is also from a refund in 2004 due to an insurance audit, which we did not benefit from in 2005, and due to legal and environmental consulting fees related to an extensive internal review we have performed at our Industrial facility in Dayton, Ohio. The increase in SG&A in the Nuclear segment was a result of increased payroll and benefits, and general administrative expenses as the segment works to build a stronger management and support team. The Industrial segment also experienced an increase in SG&A from increased payroll and benefits, as well as legal fees and other costs incurred to supply documents in connection with an investigation of an unrelated entity, Wabash Environmental Technologies ("Wabash"). For further discussion on our review of our Dayton facility and Wabash, see Known Trends and Uncertainties later in this Management's Discussion and Analysis. SG&A expense includes depreciation and amortization expense of $86,000 and $65,000 for the quarters ended June 30, 2005 and 2004, respectively.

SG&A expenses increased for the six months ended June 30, 2005, as compared to the corresponding period for 2004, as follows:

(In thousands)                     2005      % Revenue     2004      % Revenue     Change
------------------------------------------------------------------------------------------
Administrative                   $   2,729          --   $   1,825          --   $     904
Nuclear                              3,773        15.3       3,074        17.1         699
Industrial                           3,938        18.9       3,502        21.3         436
Engineering                            220        15.0         257        16.5         (37)
                                 ---------               ---------               ---------
      Total                      $  10,660        22.7   $   8,658        24.1   $   2,002
                                 =========               =========               =========

As with the quarter, the change in the corporate administrative overhead is due to increased payroll and benefits, as a result of our focus on corporate governance and information services, the insurance refund in 2004 due to an insurance audit, and legal and environmental consulting fees related to the extensive internal review performed on our treatment of certain waste at our Industrial facility in Dayton, Ohio. The increase in administrative overhead was also from third party charges incurred for additional audit fees, and compliance work performed with regard to Sarbanes Oxley and completion of the related internal control assessment required under Section 404 of the Act. As we have completed the initial year of assessment and documentation we are seeing a decline in the third party charges related to Section 404 and expect to see a further decline in the third and fourth quarters of 2005, as compared to the same periods of 2004, which reflect the bulk of Section 404 expenditures for the initial year. The increase in SG&A in the Nuclear segment was a result of increased payroll and benefits, as the segment works to build stronger management and support team, and increased franchise taxes. The increase in the Industrial segment was also from increased payroll and benefits, legal fees and other costs incurred to supply documents in connection with an investigation of Wabash, an unrelated entity. For further discussion on our review of our Dayton facility and Wabash, see Known Trends and Uncertainties later in this Management's Discussion and Analysis. Included in the increase in the Industrial segment were the full six months of expenses related to the two facilities acquired, effective March 23, 2004. SG&A expense includes depreciation and amortization expense of $178,000 and $123,000 for the six months ended June 30, 2005 and 2004, respectively.

Gain on Disposal of Property and Equipment
During June 2005, we sold property at our facility in Maryland. The sale was for net proceeds of $695,000, for land and building with a net book value of $332,000. The resulting gain of $363,000 was included in income from operations, and was partially offset by losses on disposal of other equipment of approximately $26,000.

Interest Expense
Interest expense decreased for the quarter and six months ended June 30, 2005, as compared to the corresponding period of 2004.

                                            Three Months                        Six Months
                                 ---------------------------------   ---------------------------------
(In thousands)                     2005        2004        Change      2005        2004       Change
                                 ---------------------------------------------------------------------
PNC interest                     $     159   $     141   $      18   $     354   $     343   $      11
AMI/BE                                  --         190        (190)         --         380        (380)
Other                                  222         244         (22)        439         517         (78)
                                 ---------   ---------   ---------   ---------   ---------   ---------
Total                            $     381   $     575   $    (194)  $     793   $   1,240   $    (447)
                                 =========   =========   =========   =========   =========   =========

This decrease principally reflects the impact of the prepayment in full of the AMI/BE 13.5% senior subordinated debt in August 2004. We also experienced a decrease in interest expense due to the final repayment of debt associated with our 1999 acquisitions, which was completed in June 2004, and from the final repayment of debt to various other lenders as our overall debt position continues to improve. Offsetting these decreases, was an increase in PNC interest which was a result of a decreased revolver balance in 2004, between the time the equity was raised in our private placement during March 2004, and the AMI/BE debt was paid.

Interest Expense - Financing Fees
Interest expense-financing fees decreased approximately $147,000 for the quarter ended June 30, 2005, as compared to the corresponding period of 2004. This decrease was principally due to the write-off of $1,217,000 of prepaid financing fees and debt discount associated with the early termination of senior subordinated notes, which were paid in full in August 2004. The remaining financing fees are principally associated with the PNC revolving credit and term loan, and are amortized to expense over the term of the loan agreements. As of June 30, 2005, the unamortized balance of prepaid financing fees is $507,000, which is comprised of $220,000 from the original debt and $287,000 associated with Amendment No. 4 and Amendment No. 5. These prepaid financing fees will be amortized through May 2008.

Interest expense-financing fees decreased approximately $292,000 for the six months ended June 30, 2005, as compared to the corresponding period of 2004. This decrease was principally due to the write-off of $1,217,000 of prepaid financing fees and debt discount associated with the early termination of senior subordinated notes, which were paid in full in August 2004.

Preferred Stock Dividends
Preferred Stock dividends remained constant at approximately $47,000 for the three months ended June 30, 2005, and 2004, and $94,000 for the six months ended June 30, 2005 and 2004. The Preferred dividends are comprised of approximately $31,000 and $62,000 in dividends from our Series 17 Preferred Stock for the three and six months, respectively, and $16,000 and $32,000 from the accrual of preferred dividends on the Preferred Stock of our subsidiary, M&EC, for the three and six months, respectively.

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

Expenses of $122,000 and $289,000 were recorded during the three and six months ended June 30, 2005, respectively. PFMI recorded revenues of $740,000 and $1,398,000, and operating losses of $472,000 and $1,025,000 for the three and six months ended June 30, 2004. Assets and liabilities related to the discontinued operation have been reclassified to separate categories in the Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004. As of June 30, 2005, assets are recorded at their net realizable value, and consist of property and equipment of $603,000, and receivables of $194,000, which includes $190,000 for estimated insurance proceeds. We submitted three insurance claims relative to the two fires at PFMI, a property claim for the first fire and a property claim and business interruption claim for the second fire. During the second quarter of 2005, we received a partial payment of $1,500,000 less adjustor fees of approximately $105,000, for a net payment of $1,395,000 from the insurance carrier on the business interruption claim. We are currently negotiating remaining settlement for the claims, but at this time we cannot estimate actual proceeds to be received. Additional proceeds, beyond the remaining balance, if any, received on these claims will be recorded as income from discontinued operations. Liabilities as of June 30, 2005, consist of accounts payable and current accrued expenses of $1,835,000 and environmental accruals of $2,000,000.

Included in current accruals is a pension plan withdrawal liability, which is a result of the termination of substantially all of the union employees of PFMI. The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. At June 30, 2005, we had a recorded pension withdrawal liability of $1,680,000, based upon an actuarial study. This withdrawal liability represents our best estimate, and is subject to numerous factors such as the date and timing of union employee terminations, partial versus complete termination status, the pension funds unfunded vested benefit liability and PFMI's portion of such liability. This obligation is recorded as a current liability, but may not be paid out in the current year due to the timing of the termination event and process of determining the final liability.

As a result of the discontinuation of operations at the PFMI facility, we are required to complete certain closure and remediation activities pursuant to our RCRA permit. Also, in order to close and dispose of the facility, we may have to complete certain additional remediation activities related to the land, building, and equipment. The level and cost of the clean-up and remediation will be determined by state mandated requirements, the extent to which are not known at this time. Also, impacting this estimate is the level of contamination discovered, as we begin remediation, and the related clean-up standards which must be met in order to dispose of or sell the facility. We engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we arrived at our best estimate of the cost of this environmental closure and remediation liability of $2,464,000. We have spent approximately $464,000 of this closure cost estimate since September 30, 2004, of which approximately $348,000 was spent in the first six months of 2005. In the event we retain the PFMI facility, we anticipate spending an additional $400,000 within the next year and the remainder over the next two to five years.

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

At June 30, 2005, we had cash of $100,000. The following table reflects the cash flow activities during the first six months of 2005.

          (In thousands)                         2005
          -----------------------------------------------
          Cash provided by operations         $    4,122
          Cash used in investing activities       (1,396)
          Cash used in financing activities       (2,841)
                                              ----------
          Decrease in cash                    $     (115)
                                              ==========

We are in a net borrowing position and therefore attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes remittance lock boxes and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility. The cash balance at June 30, 2005, primarily represents minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities
Accounts Receivable, net of allowances for doubtful accounts, totaled $26,678,000, a decrease of $514,000 from the December 31, 2004, balance of $27,192,000. Included in this decrease, was a decrease in the accounts receivable from the Industrial segment of $1,495,000 primarily resulting from increased collection efforts, due to increased staffing and focus on receivables collection. The Engineering segment also experienced a decrease of $26,000. The Nuclear segment experienced an increase of $1,007,000 as a result of higher revenues in the second quarter and the complexity involved with government accounts which require a greater amount of documentation that results in delays in the collection of these receivables.

As of June 30, 2005, total consolidated accounts payable was $6,788,000, an increase of $259,000 from the December 31, 2004, balance of $6,529,000. Accounts payable increased due to additional operating expenses associated with increased revenues during the second quarter of 2005. Included in this increase are invoices related to a large contaminated soil job completed in the second quarter and previously accrued hazardous waste taxes payable at the beginning of the third quarter. Additionally, accounts payable increased as we continue to fund capital expenditures through the use of working capital.

Accrued Expenses as of June 30, 2005, totaled $11,027,000, a decrease of $1,073,000 from the December 31, 2004, balance of $12,100,000. Accrued expenses are made up of disposal and processing cost accruals, accrued compensation, interest payable, insurance payable and certain tax accruals. The decrease to accrued expenses was principally a result of payments made in the first and second quarters for insurance payables of $1,196,000, royalty settlement payments of $225,000, and other environmental issue payments related to Title V air issues, offset by increases in other operational accruals.

The working capital position at June 30, 2005, was $2,235,000 as compared to a working capital deficit of $497,000 at December 31, 2004. The increase in this position of $2,732,000 is principally a result of the current liabilities decrease of $5,808,000, partially offset by a decrease in current assets of $3,076,000. The decrease in current liabilities is principally a result of the prepayment of the unsecured promissory note in the amount of $3,500,000 plus interest of $202,000. Additionally, current liabilities decreased as a result of payments of liabilities utilizing improved cash flow generated from greater profitability, the receipt of cash related to the sale of property in Maryland and the receipt of the partial payment on insurance claims. Our working capital position continues to experience the negative impact of certain liabilities associated with discontinued operations.

Investing Activities
Our purchases of capital equipment for the six-month period ended June 30, 2005, totaled approximately $1,568,000 of which $465,000 was financed, resulting in $1,103,000, funded out of cash flow. These expenditures were for expansion and improvements to the operations principally within the Nuclear and Industrial segments. These capital expenditures were principally funded by the cash provided by operations, and through various other lease financing. We budgeted capital expenditures of approximately $6,000,000 for fiscal year 2005, which includes an estimated $523,000 to complete certain current projects in process at December 31, 2004, as well as other identified capital and permit compliance purchases. Our purchases during the first six months of 2005 include approximately $233,000 of those projects in process at December 31, 2004. Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether. Historically, our actual capital spending for a given year has been less than initial budget amount. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects. We anticipate funding these capital expenditures by a combination of lease financing, internally generated funds, and/or the proceeds received from Warrant exercises.

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that in the event of closure our permitted facilities will be closed in accordance with the regulations. The policy provides $35 million of financial assurance coverage of which the coverage amount totals $28,546,000 at June 30, 2005, and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy required an upfront payment of $4.0 million, of which $2,766,000 represents the full premium for the 25-year term of the policy, and the remaining $1,234,000, to be deposited in a sinking fund account representing a restricted cash account. Additionally, in February 2004 and 2005, we paid the first and second of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of June 30, 2005, we have recorded $3,216,000 in our sinking fund on the balance sheet. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, the Insurer will pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

On March 23, 2004, our subsidiary, PFMD completed it's acquisition of certain assets of A&A and our subsidiary, PFP completed its acquisition of certain assets of EMAX. We paid $2,915,000 in cash for the acquired assets and assumed liabilities of A&A and EMAX, using funds received in connection with the private placement discussed below, under financing activities.

Financing Activities
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank. The Agreement provided for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves Agent reasonably deems proper and necessary. As of June 30, 2005, the excess availability under our Revolving Credit was $10,217,000 based on our eligible receivables.

Effective March 25, 2005, the Company and PNC entered into an amended agreement (Amendment No. 4), which, among other things, extends the $25 million credit facility through May 31, 2008. The other terms of the credit facility remain principally unchanged, as a result of the amendment, with the exception of a 50 basis point reduction in the variable interest rate on both loans.

On June 29, 2005, we entered into an amendment ("Amendment No. 5") to the Agreement. Pursuant to Amendment No. 5, PNC increased our Term Loan by approximately $4.4 million, resulting in a Term Loan of $7 million. Under Amendment No. 5, the Term Loan continues to be payable in monthly installments of approximately $83,000, plus accrued interest, with the remaining unpaid principal balance and accrued interest, payable in May 2008, upon termination of the amended Agreement. As part of Amendment No. 5, certain of our subsidiaries have modified or granted mortgages to PNC on their facilities, in addition to the collateral previously granted to PNC under the Agreement. All other terms and conditions to the Agreement, remain principally unchanged. We used the additional loan proceeds to prepay a $3.5 million unsecured promissory note, which was due and payable in August 2005, and the balance was used for general working capital. As a condition of Amendments No. 4 and 5, we paid a $140,000 fee to PNC.

Pursuant to the Agreement, as amended, the Term Loan bears interest at a floating rate equal to the prime rate plus 1%, and the Revolving Credit at a floating rate equal to the prime rate plus 1/2%. The loans are subject to a prepayment fee of 1% until March 25, 2006, and 1/2% until March 25, 2007.

On August 31, 2000, as part of the consideration for the purchase of Diversified Scientific Services, Inc. ("DSSI"), we issued to Waste Management Holdings a long-term unsecured promissory note (the "Unsecured Promissory Note") in the aggregate principal amount of $3,500,000, bearing interest at a rate of 7% per annum and having a five-year term with interest to be paid annually and principal due in one lump sum at the end of the term of the Unsecured Promissory Note (August 2005). This debt balance was reclassed in its entirety from long term to current in the third quarter of 2004. We utilized the proceeds of the amended agreement with PNC, mentioned above, to repay this note in June 2005.

In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation ("PDC"), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2005 will be approximately $400,000 semiannually. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended. (8% on June 30, 2005) and payable in one lump sum at the end of the loan period. On June 30, 2005, the outstanding balance was $3,854,000 including accrued interest of approximately $1,220,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

Additionally, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2005 will be approximately $100,000 semiannually. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On June 30, 2005, the rate was 8%. On June 30, 2005, the outstanding balance was $949,000 including accrued interest of approximately $296,000.

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

During 2005, accrued dividends for the period July 1, 2004, through December 31, 2004, in the amount of approximately $63,000 were paid in cash in March 2005. The accrued dividends for the period January 1, 2005, through June 30, 2005, in the amount of approximately $62,000 will be paid in August 2005.

In summary, we have continued to take steps to improve our operations and liquidity, as discussed above. We have experienced the positive impact of increased accounts receivable collections and increased availability under our Revolving Credit. Additionally, accounts payable have remained relatively steady and within terms. We have also been successful in reducing our overall debt position. However, we continue to invest our working capital back into our facilities to fund capital additions within both the Nuclear and Industrial segments. Further offsetting these positives is the continued negative impact of current reserves recorded on discontinued operations and the continuing losses sustained by our Industrial segment. Although we have been able to increase the revenues of our Industrial segment, we have not yet been able to bring this segment into a profitable position. The reserves recorded on discontinued operations could be reduced or paid over a longer period of time than initially anticipated. If we are unable to remain profitable over the foreseeable future, such would have a material adverse effect on our liquidity position.

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

                                                                  Payments due by period
                                                    -------------------------------------------------
                                                                   2006 -       2009 -        After
Contractual Obligations                   Total        2005         2008         2010         2010
------------------------------------   ----------   ----------   ----------   ----------   ----------
Long-term debt                         $   16,532   $    1,452   $   14,935   $      145   $       --
Interest on long-term debt (1)              1,516           --        1,516           --           --
Interest on variable rate debt (2)          1,474          323        1,151           --           --
Operating leases                            3,204          909        2,244           51           --
Finite risk policy (3)                      7,026           --        3,011        2,008        2,007
Pension withdrawal liability (4)            1,680        1,680           --           --           --
Environmental Contingencies (5)             4,680          491        3,164          349          676
Purchase obligations (6)                       --           --           --           --           --
                                       ----------   ----------   ----------   ----------   ----------
     Total contractual obligations     $   36,112   $    4,855   $   26,021   $    2,553   $    2,683
                                       ==========   ==========   ==========   ==========   ==========

(1) Our IRS Note and PDC Note agreements state that the interest on those notes is paid at the end of the term, December 2008.

(2) We have variable interest rates on our Term Loan and Revolving Credit of 1% and 1/2% over the prime rate of interest, respectively, and as such we have made certain assumptions in estimating future interest payments on this variable interest rate debt. We assume a 0.25% increase in prime rate in the remaining months of 2005, and prime rate increases of 0.5% in 2006, 0.25% in 2007 and 0.5% in 2008. We anticipate a full repayment of our Revolving Credit by December 2006, and full repayment of our Term Loan by May of 2008.

(3) Our finite risk insurance policy provides financial assurance guarantees to the states in the event of unforeseen closure of our permitted facilities. See Liquidity and Capital Resources - Investing activities earlier in this Management's Discussion and Analysis for further discussion on our finite risk policy.

(4) The pension withdrawal liability is the estimated liability to us upon termination of substantially all of our union employees at our discontinued operation, PFMI. See Discontinued Operation earlier in this section for discussion on our discontinued operation.

(5) The environmental contingencies and related assumptions are discussed further in the Environmental Contingencies section of this Management's Discussion and Analysis, and are based on estimated cash flow spending for these liabilities.

(6) We are not a party to any significant long-term service or supply contracts with respect to our processes. We refrain from entering into any long-term purchase commitments in the ordinary course of business.

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

Allowance for Doubtful Accounts. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that are uncollectable. We regularly review all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balances that are uncollectable. Specific accounts that are deemed to be uncollectible are reserved at 100% of their outstanding balance. The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for balances 91-120 days and 40% for balances over 120 days aged), based on a historical valuation, that allows us to calculate the total reserve required. This allowance was approximately 0.7%, of revenue and approximately 2.1%, of accounts receivable for 2004. Additionally, this allowance was approximately 1.1% of revenue for the six months ended June 30, 2005, and approximately 1.9% of accounts receivable for 2005.

Intangible Assets. Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net assets acquired ("goodwill") and the recognized permit value of the business. We continually reevaluate the propriety of the carrying amount of permits and goodwill to determine whether current events and circumstances warrant adjustments to the carrying value. We utilize an independent appraisal firm to test goodwill and permits, separately, for impairment, annually as of October 1. Our annual impairment test as of October 1, 2004, resulted in an impairment of goodwill and permits, in our Industrial segment in the amounts of $4,886,000 and $4,116,000, respectively, which resulted in remaining balance of Industrial segment intangible permits in the amount of $2,370,000. The appraisers estimate the fair value of our operating segments using a discounted cash flow valuation approach. This approach is dependent on estimates for future sales, operating income, depreciation and amortization, working capital changes, and capital expenditures, as well as, expected growth rates for cash flows and long-term interest rates, all of which are impacted by economic conditions related to our industry as well as conditions in the U.S. capital markets.

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

KNOWN TRENDS AND UNCERTAINTIES
Seasonality. Historically we have experienced reduced revenues, operating losses or decreased operating profits during the first and fourth quarters of our fiscal years due to a seasonal slowdown in operations from poor weather conditions and overall reduced activities during the holiday season and through January and February of the first quarter. During our second and third fiscal quarters there has historically been an increase in revenues and operating profits. Management expects this trend to continue in future years. The U.S. Department of Energy ("DOE") and U.S. Department of Defense ("DOD") represent major customers for the Nuclear segment. In conjunction with the federal government's September 30 fiscal year-end, the Nuclear segment experiences seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements. Correspondingly, for a period of approximately three months following September 30, the Nuclear segment is generally seasonably slow, as the governmental budgets are still being finalized, planning for the new year is occurring and we enter the holiday season. However, we have experienced limited success in 2005, in getting governmental customers to extend the timing of their shipments of wastes typically received in the third quarter, over a longer period of time. This maturing process of our Nuclear segment has helped smooth revenues from quarter to quarter.

Economic Conditions. Economic downturns or recessionary conditions can adversely affect the demand for our services, principally within the Industrial segment. Reductions in industrial production generally follow such economic conditions, resulting in reduced levels of waste being generated and/or sent off for treatment. We believe that our revenues and profits were negatively affected within this segment by the recessionary conditions in 2004. However, we feel that these conditions have stabilized in 2005 as evidenced by increases in commercial waste revenues.

Significant Contracts. Our revenues are principally derived from numerous and varied customers. However, our Nuclear segment has a significant relationship with Bechtel Jacobs. Bechtel Jacobs is the DOE's appointed manager of the environmental program to perform certain treatment and disposal services in Oak Ridge, Tennessee. In this capacity Bechtel Jacobs entered into certain subcontracts with our Oak Ridge, Tennessee subsidiary ("M&EC"). Our revenues from Bechtel Jacobs contributed 18.8% and 13.7% of total consolidated revenues in the quarter and six months ended June 30, 2005 and 13.7% and 11.5% of total consolidated revenues during the same periods in 2004. The Oak Ridge contracts have been extended through August 2005. We are currently working with Bechtel Jacobs to extend the contracts through June 2007, with several pricing modifications. As with most contracts with the federal government, these contracts may be terminated or renegotiated at any time at the government's election. As the DOE site in Oak Ridge continues to complete certain of its clean-up milestones and moves toward completing its closure efforts, the revenue from these contracts may decline. The Nuclear segment has and will pursue other similar or related contracts for environmental programs at other DOE and government sites. In February 2003, M&EC commenced legal proceedings against Bechtel Jacobs, the general contractor under the Oak Ridge contracts, seeking payment from Bechtel Jacobs of approximately $4.3 million in surcharges relating to certain wastes that were treated by M&EC in 2001 and 2002 under the Oak Ridge contracts. During 2001, we recognized approximately $381,000 in revenue for these surcharges, which represented an initial offer for settlement by Bechtel Jacobs. Bechtel Jacobs continues to deliver waste to M&EC for treatment, and M&EC continues to accept such waste. In addition, subsequent to the filing of the lawsuit, M&EC has entered into a new contract with Bechtel Jacobs to treat DOE waste. There is no guarantee of future business under the Oak Ridge contracts, and either party may terminate the Oak Ridge contracts at any time. Termination of these contracts could have a material adverse effect on us. We are working towards increasing other sources of revenues at M&EC to reduce the risk of reliance on one major source of revenues.

During the second quarter of 2004, the Nuclear segment was awarded a contract from a Fortune 500 company valued at approximately $6,218,000 to treat and dispose of mixed waste generated from research and development activities. This contract requires innovative treatment processing technologies we developed to accommodate the complex nature of these wastes. The contract should be completed during the third quarter of 2005. We recognized $837,000 and $1,730,000 in revenues from this contract for the three and six months ended June 30, 2005 or 3.3% and 3.7% of total consolidated revenues. During 2004, we recognized $3,195,000 in revenue from this contract.

During October 2004, the Nuclear segment was awarded a three-year contract valued at approximately $23,000,000 for the treatment of mixed low-level wastes generated at the DOE's Hanford Site. Fluor Hanford, a prime contractor supporting DOE's cleanup mission at Hanford, has awarded this contract to us to provide specialized thermal treatment for a variety of mixed low-level radioactive wastes generated at Hanford. As with contracts or subcontracts with or involving the federal government, this contract may be terminated or renegotiated at anytime at the government's option. We recognized $506,000 and $1,420,000 in revenues from this contract for the quarter and six months ended June 30, 2005.

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

In December 2004, PFD received a complaint brought under the citizen's suit provisions of the Clean Air Act in the United States District Court for the Southern District of Ohio, Western district, styled Barbara Fisher v. Perma-Fix of Dayton, Inc. The suit alleges violation by PFD of a number of state and federal clean air statutes in connection with the operation of PFD's facility, primarily due to operating without a Title V air permit, and further alleges that air emissions from PFD's facility endanger the health of the public and constitutes a nuisance in violation of Ohio law. The action seeks injunctive relief, imposition of civil penalties, attorney fees and costs and other forms of relief. We intend to vigorously defend ourselves in connection with this matter. See above discussion as to administrative proceedings instituted by the EPA.

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

At June 30, 2005, we had total accrued environmental remediation liabilities of $4,680,000, of which $970,000 is recorded as a current liability, which reflects a decrease of $295,000 from the December 31, 2004, balance of $1,265,000. The decrease represents payments on remediation projects. The June 30, 2005, current and long-term accrued environmental balance is recorded as follows:

                      Current       Long-term
                      Accrual        Accrual         Total
                   ------------   ------------   ------------
          PFD      $    105,000   $    595,000   $    700,000
          PFM           221,000        434,000        655,000
          PFSG          190,000        501,000        691,000
          PFTS           29,000         39,000         68,000
          PFFL           25,000             --         25,000
          PFMD               --        391,000        391,000
          PFP                --        150,000        150,000
                   ------------   ------------   ------------
                        570,000      2,110,000      2,680,000
          PFMI          400,000      1,600,000      2,000,000
                   ------------   ------------   ------------
                   $    970,000   $  3,710,000   $  4,680,000
                   ============   ============   ============

RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, FASB issued Statement No. 154 ("SFAS 154"), Accounting Changes and Error Corrections. SFAS 154 replaces APB No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a material impact on its consolidated results of operations.

In March 2005, FASB issued FASB Interpretation No. 47 ("FIN 47"), Accounting for Conditional Asset Retirement Obligations -- An Interpretation of FASB Statement No. 143. FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and
(or) method of settlement are conditional on a future event that may or may not be within control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and
(or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Interpretation is effective for fiscal years ending after December 15, 2005. We do not expect the adoption of FIN 47 to have a material effect on our consolidated financial position or results of operations for the year ending December 31, 2005.

In December 2004, FASB issued Statement No. 123 (revised) ("SFAS 123R"), Share-Based Payment. SFAS 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively, beginning with awards granted, modified, repurchased or cancelled after the fiscal periods beginning after June 15, 2005. We currently measure stock-based compensation in accordance with APB Opinion No. 25. The impact on our financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. See Note 1 to Notes to Consolidated Financial Statements - Stock-Based Compensation for the pro forma impact that the fair value method would have had on our net income/loss for each of the three and six month periods ended June 30, 2005 and 2004. We do not expect the impact of SFAS 123R to have an impact on our cash flows or liquidity.

In April 2005, the Securities and Exchange Commission ("SEC") amended its Regulation S-X to amend the date of compliance with SFAS 123R to the first reporting period of the fiscal year beginning on or after June 15, 2005. We anticipate adopting SFAS 123R on January 1, 2006.

INTEREST RATE SWAP
We entered into an interest rate swap agreement effective December 22, 2000, to modify the interest characteristics of our outstanding debt from a floating basis to a fixed rate, thus reducing the impact of interest rate changes on future income. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counter parties is included in other assets or liabilities. At June 30, 2005, the market value of the interest rate swap was in an unfavorable value position of $14,000 and was recorded as a liability. During the six months ended June 30, 2005, we recorded a gain on the interest rate swap of $27,000 that is included in other comprehensive income in the Statement of Stockholders' Equity. The interest rate swap agreement is set to expire in December 2005.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                                 PART I, ITEM 3

We are exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC. We entered into an interest rate swap agreement to modify the interest characteristics of $3,500,000 of our $7,000,000 term loan with PNC Bank, from a floating rate basis to a fixed rate, thus reducing the impact of interest rate changes on this portion of the debt.

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

        There have been no changes in our internal control over financial reporting during the second quarter of 2005.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
        -----------------

        There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2004, or our Form 10-Q for the period ended March 31, 2005, except as stated below:

        During February 2005, we received a federal grand jury subpoena requesting documents from the period of January 1, 2000, to the present concerning or relating to Wabash Environmental Technologies, LLC, ("Wabash"), an Indiana based entity that is not affiliated with us. We have been advised that the target of the grand jury investigation is Wabash and that neither we nor any subsidiary of ours is a target of the investigation. We and any subsidiary that had documents concerning or relating to Wabash have compiled responsive documents and complied with the subpoena.

        We have previously reported that our subsidiary, PFD, has been performing an extensive internal review as to whether the treatment, storage, processing and disposal of certain waste streams by it were in accordance with applicable environmental laws and regulations. PFD retained outside counsel to assist it in this review. As a result of the review, PFD has notified the Ohio EPA of the following:

                . that PFD discovered an error in its 2003 Annual Hazardous Waste Report, which was submitted to the Ohio EPA. The error was in connection with the reporting of a shipment offsite of certain waste water inadvertently reported as H081 (biological treatment with or without precipitation) in the report. PFD believes a management method code of H129 (other treatment) would have been more appropriate for the entries of these shipments, with filtration as the process. This wastewater was shipped offsite for beneficial reuse. Additional quality control measures have been put in place to reduce the potential for this type of administrative error; and

                . from February, 2003 to November, 2003, PFD received 56 shipments (approximately 273,000 gallons) of hazardous wastewaters from a particular generator. PFD filtered this particular wastewater in its wastewater treatment unit and transmitted this filtered wastewater under a bill of lading to Wabash for beneficial reuse. As part of its internal investigation, it was determined that, while PFD's compliance personnel at the time believed it appropriate to classify this material as meeting the beneficial reuse requirements pursuant to the regulations promulgated under the Resource Conservation and Recovery Act, and shipped such under a straight bill of lading, they also recognized this at that time to be a vague and unclear area of the regulations. Due to the beneficial reuse regulations under RCRA being vague and unclear, PFD has notified Ohio EPA of these facts.

Item 6. EXHIBITS
        --------

  (a)   EXHIBITS
        --------

            4.1 Amendment No. 5 to Revolving Credit, Term Loan, and Security Agreement, dated as of June 29, 2005, between the Company and PNC Bank, as incorporated by reference from Exhibit 99.1 to the Company's Form 8-K dated June 29, 2005.

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

                                               PERMA-FIX ENVIRONMENTAL SERVICES

Date:  August 8, 2005                          By:   /s/ Dr. Louis F. Centofanti
                                                     ---------------------------
                                                     Dr. Louis F. Centofanti
                                                     Chairman of the Board
                                                     Chief Executive Officer

Date:  August 8, 2005                          By:   /s/ Richard T. Kelecy
                                                     ---------------------------
                                                     Richard T. Kelecy
                                                     Chief Financial Officer