Form 10-Q
period 2005-09-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2005-11-09
CIK 891532

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File No.     111596

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1954497 (IRS Employer Identification Number)

1940 N.W. 67th Place, Gainesville, FL (Address of principal executive offices)	32653 (Zip Code)

(352) 373-4200
(Registrant's telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☒No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

Class Common Stock, $.001 Par Value	Outstanding at November 7, 2005 44,753,537 (excluding 988,000 shares held as treasury stock)

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

The results of operations for the nine months ended September 30, 2005, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2005.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except for Share Amounts)	September 30, 2005 (Unaudited)	December 31, 2004

ASSETS
Current assets
Cash	$119	$215
Restricted cash	40	60
Accounts receivable, net of allowance for doubtful accounts of $438 and $570	14,995	17,674
Unbilled Receivables	14,096	9,518
Inventories	883	882
Prepaid expenses	3,731	2,891
Other receivables	88	45
Current assets of discontinued operations, net of allowance for doubtful accounts of $86 and $125	—	1,609
Total current assets	33,952	32,894

Property and equipment:
Buildings and land	19,560	18,313
Equipment	30,959	30,281
Vehicles	4,486	4,187
Leasehold improvements	11,489	11,514
Office furniture and equipment	2,563	2,396
Construction-in-progress	1,307	1,852
	70,364	68,543
Less accumulated depreciation and amortization	(24,837)	(21,282)
Net property and equipment	45,527	47,261

Property and equipment of discontinued operations	603	600

Intangibles and other assets:
Permits	13,186	12,895
Goodwill	1,330	1,330
Finite Risk Sinking Fund	3,216	2,225
Other assets	3,095	3,250
Total assets	$100,909	$100,455

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

(Amounts in Thousands, Except for Share Amounts)	September 30, 2005 (Unaudited)	December 31, 2004

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,753	$6,529
Current environmental accrual	722	721
Accrued expenses	12,701	12,100
Unearned revenue	4,386	5,115
Current liabilities of discontinued operations	2,119	2,550
Current portion of long-term debt	2,766	6,376
Total current liabilities	28,447	33,391

Environmental accruals	1,746	2,141
Accrued closure costs	5,166	5,062
Other long-term liabilities	2,297	1,944
Long-term liabilities of discontinued operations	1,574	1,804
Long-term debt, less current portion	13,909	12,580
Total long-term liabilities	24,692	23,531

Total liabilities	53,139	56,922

Commitments and Contingencies (see Notes 4 and 6)	—	—

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share	1,285	1,285

Stockholders' equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, 0 and 2,500 shares issued and outstanding	—	—
Common Stock, $.001 par value; 75,000,000 shares authorized, 45,673,537 and 42,749,117 shares issued, including 988,000 shares held as treasury stock, respectively	46	43
Additional paid-in capital	82,059	80,902
Accumulated deficit	(33,752)	(36,794)
Interest rate swap	(6)	(41)
	48,347	44,110
Less: Common Stock in treasury at cost; 988,000 shares	(1,862)	(1,862)

Total stockholders' equity	46,485	42,248

Total liabilities and stockholders' equity	$100,909	$100,455

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands, Except for Per Share Amounts)	2005	2004	2005	2004

Net revenues	$23,041	$24,337	$70,008	$60,277
Cost of goods sold	16,342	16,808	50,465	43,195
Gross profit	6,699	7,529	19,543	17,082

Selling, general and administrative expenses	4,965	4,443	15,342	12,975
Loss (gain) on disposal/impairment of property and equipment	4	1,014	(333)	996
Impairment loss on intangible assets	—	7,101	—	7,101
Income (loss) from operations	1,730	(5,029)	4,534	(3,990)

Other income (expense):
Interest income	5	—	7	2
Interest expense	(385)	(294)	(1,178)	(1,535)
Interest expense-financing fees	(48)	(1,566)	(269)	(2,079)
Other	(100)	(31)	(159)	(48)
Income (loss) from continuing operations before taxes	1,202	(6,920)	2,935	(7,650)
Income tax expense	41	37	324	163
Income (loss) from continuing operations	1,161	(6,957)	2,611	(7,813)

Discontinued operations:
Income (loss) from discontinued operations	860	(740)	571	(1,765)
Loss on disposals from discontinued operations	—	(9,835)	—	(9,835)
Total income (loss) from discontinued operations	860	(10,575)	571	(11,600)
Net income (loss)	2,021	(17,532)	3,182	(19,413)

Preferred Stock dividends	46	48	140	142
Net income (loss) applicable to Common Stock	$1,975	$(17,580)	$3,042	$(19,555)

Net income (loss) per common share - basic
Continuing operations	$.03	$(.17)	$.06	$(.20)
Discontinued operations	.02	(.25)	.01	(.29)
Net income (loss) per common share	$.05	$(.42)	$.07	$(.49)

Net income (loss) per common share - diluted
Continuing operations	$.03	$(.17)	$.06	$(.20)
Discontinued operations	.02	(.25)	.01	(.29)
Net income (loss) per common share	$.05	$(.42)	$.07	$(.49)

Number of shares and potential common shares used in net income (loss) per common share:
Basic	42,055	41,648	41,881	40,051
Diluted	44,152	41,648	43,138	40,051

The accompanying notes are integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Amounts in Thousands)	2005	2004
Cash flows from operating activities
Net income (loss)	$3,182	$(19,413)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	3,604	3,540
Debt discount amortization	—	838
Provision for bad debt and other reserves	30	123
(Gain) loss on disposal/impairment of property and equipment	(332)	996
Intangible asset impairment	—	7,101
Issuance of Common Stock for services	160	184
Changes in assets and liabilities:
Accounts receivable	2,649	(5,466)
Unbilled Receivables	(4,578)	(269)
Prepaid expenses, inventories and other assets	(350)	590
Accounts payable, accrued expenses, and unearned revenue	(1,613)	1,668
Discontinued operations	947	10,135
Net cash provided by operations	3,699	27

Cash flows from investing activities:
Purchases of property and equipment, net	(1,720)	(2,318)
Proceeds from sale of property and equipment	702	31
Change in restricted cash, net	15	(1)
Change in finite risk sinking fund	(991)	(991)
Discontinued operations	(3)	—
Funds used for acquisitions (net of cash acquired)	—	(2,903)
Net cash used in investing activities	(1,997)	(6,182)

Cash flows from financing activities:
Net (repayments) borrowings of revolving credit	(1,699)	3,168
Principal repayments of long-term debt	(5,516)	(7,866)
Borrowings of long-term debt	4,417	—
Proceeds from issuance of stock	1,000	10,900
Net cash (used in) provided by financing activities	(1,798)	6,202
(Decrease) increase in cash	(96)	47
Cash at beginning of period	215	411
Cash at end of period	$119	$458

Supplemental disclosure
Interest paid	$971	$1,629

Non-cash investing and financing activities:
Issuance of Common Stock for payment of dividends	—	125
Gain on interest rate swap	35	68
Long-term debt incurred for purchase of property and equipment	517	184

The accompanying notes are integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited, for the nine months ended September 30, 2005)

	Preferred Stock		Common Stock
(Amounts in thousands, except for share amounts)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Interest Rate Swap	Common Stock Held In Treasury	Total Stockholders' Equity
Balance at December 31, 2004	2,500	$—	42,749,117	$43	$80,902	$(36,794)	$(41)	$(1,862)	$42,248

Comprehensive income:
Net income	—	—	—	—	—	3,182	—	—	3,182
Other Comprehensive income:
Gain on interest rate swap	—	—	—	—	—	—	35	—	35
Comprehensive income									3,217
Preferred Stock dividends	—	—	—	—	—	(140)	—	—	(140)
Issuance of Common Stock for cash and services	—	—	684,868	1	1,159	—	—	—	1,160
Issuance of Common Stock upon cashless exercise of Warrants	—	—	572,885	—	—	—	—	—	—
Issuance of Common Stock uponconversion of Preferred Stock	(2,500)	—	1,666,667	2	(2)	—	—	—	—

Balance at September 30, 2005	—	$—	45,673,537	$46	$82,059	$(33,752)	$(6)	$(1,862)	$46,485

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005
(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

1.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

Recent Accounting Pronouncements

In May 2005, FASB issued Statement No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 replaces APB No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions.   SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a material impact on its consolidated results of operations.

In March 2005, FASB issued FASB Interpretation No. 47 ("FIN 47"), Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143. FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Interpretation is effective for fiscal years ending after December 15, 2005. We do not expect the adoption of FIN 47 to have a material effect on our consolidated financial position or results of operations for the year ending December 31, 2005.

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

SFAS 123 requires pro forma information regarding net income and earnings per share as if compensation cost for our employee and director stock options had been determined in accordance with the fair market value-based method prescribed in SFAS 123. We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The following assumptions were used for grants in 2005 and 2004: no dividend yield; an expected life of ten years; expected volatility of 41.1% and between 21.72% and 37.50%; and risk free interest rates of 4.09% and between 3.34% and 3.82%, respectively.

On July 28, 2005, the Compensation and Stock Option Committee of the Board of Directors approved the acceleration of vesting for all the outstanding and unvested options to purchase Common Stock awarded to employees as of the approval date. The Board of Directors approved the accelerated vesting of these options based on the belief that it was in the best interest of our stockholders to reduce future compensation expense that we would otherwise be required to record in the statement of operations upon adoption of SFAS 123R, effective beginning January 1, 2006. The accelerated vesting triggered the re-measurement of compensation cost under current accounting standards.  In the event a holder of an accelerated vesting option terminates employment with us prior to the end of the original vesting term of such options, we will recognize the compensation expense at the time of termination.

This resulted in the accelerated vesting of options to purchase 676,850 shares of our Common Stock, which includes 240,500 options that were “in-the-money” options, having an exercise price less than the market price prior to the Board of Directors’ approval.  Our stock-based employee compensation expense under the fair value method presented in our pro forma amounts below includes expense of approximately $426,000 for the third quarter of 2005 as a result of accelerated stock option vesting.

Under the accounting provisions of SFAS 123, our net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) from continuing operations applicable to Common Stock, as reported	$1,115	$(7,005)	$2,471	$(7,955)
Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	523	97	688	270
Pro forma net income (loss) from continuing operations applicable to Common Stock	$592	$(7,102)	$1,783	$(8,225)
Income (loss) per share:
Basic - as reported	$.03	$(.17)	$.06	$(.20)
Basic - pro-forma	$.01	$(.17)	$.04	$(.20)

Diluted - as reported	$.03	$(.17)	$.06	$(.20)
Diluted - pro-forma	$.01	$(.17)	$.04	$(.20)

2.	Earnings Per Share

Basic EPS is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS includes the dilutive effect of potential common shares. Diluted loss per share for the three and nine months ended September 30, 2004, does not include potential common shares as their effect would be anti-dilutive.

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands except per share amounts)	2005	2004	2005	2004
Earnings per share from continuing operations
Income (loss) from continuing operations	$1,161	$(6,957)	$2,611	$(7,813)
Preferred stock dividends	(46)	(48)	(140)	(142)
Income (loss) from continuing operations applicable to Common Stock	1,115	(7,005)	2,471	(7,955)
Effect of dilutive securities:
Preferred Stock dividends	46	—	140	—
Income (loss) - diluted	$1,161	$(7,005)	$2,611	$(7,955)
Basic income (loss) per share	$.03	$(.17)	$.06	$(.20)
Diluted income (loss) per share	$.03	$(.17)	$.06	$(.20)

Earnings per share from discontinued operations
Income (loss) - basic and diluted	$860	$(10,575)	$571	$(11,600)
Basic loss per share	$.02	$(.25)	$.01	$(.29)
Diluted loss per share	$.02	$(.25)	$.01	$(.29)

Weighted average shares outstanding - basic	42,055	41,648	41,881	40,051
Potential shares exercisable under stock option plans	404	—	288	—
Potential shares upon exercise of Warrants	1,693	—	969	—
Weighted average shares outstanding - diluted	44,152	41,648	43,138	40,051

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options	1,082	2,932	1,317	2,932
Upon exercise of Warrants	1,776	12,791	1,776	12,791
Upon conversion of Preferred Stock	—	1,667	—	1,667

3.	Long Term Debt

Long-term debt consists of the following at September 30, 2005, and December 31, 2004:

Revolving Credit facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at prime rate plus ½% (7.25% at September 30, 2005), balance due in May 2008.	$4,781	$6,480

Term Loan dated December 22, 2000, payable in equal monthly installments of principal of $83, balance due in May 2008, variable interest paid monthly at prime rate plus 1% (7.75% at September 30, 2005).	6,750	3,083

Unsecured Promissory Note dated August 31, 2000, payable in August 2005, interest paid annually at 7.0%. Paid in full in June 2005.	—	3,500

Promissory Note dated June 25, 2001, payable in semiannual installments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable law rate determined under the IRS Code Section (9.0% on September 30, 2005) and is payable in one lump sum at the end of installment period.	2,634	3,034

Installment Agreement dated June 25, 2001, payable in semiannual installments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable law rate determined under the IRS Code Section (9.0% on September 30, 2005) and is payable in one lump sum at the end of installment period.	653	753

Various capital lease and promissory note obligations, payable 2005 to 2010, interest at rates ranging from 5.0% to 14.2%.	1,857	2,106
	16,675	18,956
Less current portion of long-term debt	2,766	6,376
	$13,909	$12,580

Revolving Credit and Term Loan

On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank. The Agreement initially provided for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves Agent reasonably deems proper and necessary. As of September 30, 2005, the excess availability under our Revolving Credit was $9,244,000 based on our eligible receivables.

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

Pursuant to the Agreement, as amended, the Term Loan bears interest at a floating rate equal to the prime rate plus 1%, and the Revolving Credit at a floating rate equal to the prime rate plus ½%. The loans are subject to a prepayment fee of 1% until March 25, 2006, and ½% until March 25, 2007.

Unsecured Promissory Note

On August 31, 2000, as part of the consideration for the purchase of Diversified Scientific Services, Inc. ("DSSI"), we issued to Waste Management Holdings a long-term unsecured promissory note (the "Unsecured Promissory Note") in the aggregate principal amount of $3,500,000, bearing interest at a rate of 7% per annum and having a five-year term with interest to be paid annually and principal due in one lump sum at the end of the term of the Unsecured Promissory Note (August 2005). This debt balance was re-classed in its entirety from long term to current in the third quarter of 2004. We utilized the proceeds of the amended agreement with PNC, mentioned above, to repay this note in June 2005.

Promissory Note

In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation ("PDC"), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2005 will be approximately $400,000 semiannually. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended. (9% on September 30, 2005) and payable in one lump sum at the end of the loan period. On September 30, 2005, the outstanding balance was $3,933,000 including accrued interest of approximately $1,299,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

Installment Agreement

Additionally, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2005 will be approximately $100,000 semiannually. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On September 30, 2005, the rate was 9%. On September 30, 2005, the outstanding balance was $968,000 including accrued interest of approximately $315,000.

4.	Commitments and Contingencies

Hazardous Waste

In connection with our waste management services, we handle both hazardous and non-hazardous waste, which we transport to our own, or other facilities, for destruction or disposal. As a result of disposing of hazardous substances, in the event any cleanup is required, we could be a potentially responsible party for the costs of the cleanup notwithstanding any absence of fault on our part.

Legal

In the normal course of conducting our business, we are involved in various litigations. There has been no material change in legal proceedings from those disclosed previously in our Form 10-K for the year ended December 31, 2004, and our Forms 10-Q for the periods ended March 31, 2005 and June 30, 2005, except as stated below:

As previously reported, as part of PFD’s internal investigation PFD self reported to the Ohio EPA that from February, 2003, to November, 2003, it received 56 shipments of hazardous wastewater from a particular generator, which PFD filtered in its wastewater treatment unit and thereafter transmitted this filtered wastewater under a bill of lading to Wabash Environmental Technologies, LLC. It was determined that PFD’s compliance personnel at the time believed it appropriate to classify this material as meeting the beneficial reuse requirements pursuant to the regulations promulgated under the Resource Conservation and Recovery Act (“RCRA”), and shipped such under a straight bill of lading instead of a hazardous waste manifest. However, at that time they also recognized that the beneficial reuse regulations were a vague and unclear area of the regulations. As a result, it was decided to notify Ohio EPA of these facts. Ohio EPA has acknowledged receipt of our notification and does not anticipate further action or inquiries in connection with the above described shipments.

During the third quarter of 2005, our subsidiary, Perma-Fix Treatment Services, Inc. (“PFTS”) that has a permitted hazardous waste treatment and storage facility and non-hazardous waste disposal well in Tulsa, Oklahoma, received a proposed consent order from the Oklahoma Department of Environmental Quality (“ODEQ”) as a result of alleged violations of certain environmental rules and regulations relating to storage of hazardous waste, marking of containers that store hazardous waste and requirements that PFTS provide the ODEQ with information to justify that PFTS has not violated certain clean air regulations and is not required to obtain a Title V air permit. In addition, the proposed order provides for a proposed penalty of $336,000, one-half of which may be paid by PFTS installing certain controls to control air emissions, maintain leak detection and inspection and repair programs acceptable to the ODEQ and in compliance with applicable environmental regulations. PFTS has corrected the storage and marking issues that were the subject of alleged violations in the proposed consent order. PFTS is currently in discussions with the ODEQ regarding the proposed consent order, including the proposed penalty.

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

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that, in the event of closure, our permitted facilities will be closed in accordance with the regulations. The policy provides $35,000,000 of financial assurance coverage and has available capacity to allow for annual inflation and other performance and surety bond requirements. On the fourth and subsequent anniversaries of the contract inception, the Company may elect to terminate this contract. During the second quarter of 2003 we made an upfront payment of $4,000,000, of which $2,766,000 represents the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account. Additionally, in February 2004 and 2005 we paid the first and second of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of September 30, 2005, we have recorded $3,216,000 in our Finite Risk Sinking Fund on the balance sheet.

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

During September 2005, we recorded a net gain from insurance proceeds of $966,000, which offset expenses recorded in the third quarter of 2005, resulting in income from discontinued operations of $860,000 and $571,000 for the three and nine months ended September 30, 2005, respectively. PFMI recorded revenues of $171,000 and $1,569,000, and operating losses of $740,000 and $1,765,000 for the three and nine months ended September 30, 2004. Assets and liabilities related to the discontinued operation have been reclassified to separate categories in the Consolidated Balance Sheets as of

September 30, 2005 and December 31, 2004. As of September 30, 2005, assets are recorded at their net realizable value, and consist of property and equipment of $603,000. Liabilities as of September 30, 2005, consist of accounts payable and current accrued expenses of $1,719,000 and environmental accruals of $1,974,000. Included in current accruals is a pension plan withdrawal liability, which is a result of the termination of substantially all of the union employees of PFMI. The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. At September 30, 2005, we have a recorded pension withdrawal liability of $1,694,000, based upon a demand letter received from CST in August 2005, that provided for the payment over an eight year period. This obligation is recorded as a current liability, as we are negotiating for a lower amount in exchange for a lump sum payment, which may not be paid out in the current year due to our dispute over the demand amount. We submitted three insurance claims relative to the two fires at PFMI, a property claim for the first fire and a property claim and business interruption claim for the second fire. During the second quarter of 2005, we received a partial payment of $1,500,000 less adjustor fees of approximately $105,000, for a net payment of $1,395,000 from the insurance carrier on the business interruption claim. During the third quarter of 2005, we received an additional insurance claim payment of $1,243,000. Of this payment, $190,000 was recorded against the outstanding receivable, $87,000 was paid for public adjustor fees and the remaining $966,000 was recorded as income from discontinued operations. This final payment effectively settles the claims on the second fire. We are currently negotiating settlement for the claim, on the first fire, but at this time we cannot estimate actual proceeds to be received. Additional proceeds, if any, will also be recorded as income from discontinued operations.

As a result of the discontinuation of operations at the PFMI facility, we are required to complete certain closure and remediation activities pursuant to our RCRA permit. Also, in order to close and dispose of the facility, we may have to complete certain additional remediation activities related to the land, building, and equipment. The level and cost of the clean-up and remediation will be determined by state mandated requirements, the extent to which are not known at this time. Also, impacting this estimate is the level of contamination discovered, as we begin remediation, and the related clean-up standards which must be met in order to dispose of or sell the facility. We engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we arrived at our best estimate of the cost of this environmental closure and remediation liability of $2,464,000. We have spent approximately $490,000 of this closure cost estimate since September 30, 2004, of which approximately $374,000 was spent in the first nine months of 2005. In the event we retain the PFMI facility, we anticipate spending an additional $400,000 within the next year and the remainder over the next two to five years.

7.	Preferred Stock

On September 30, 2005, the Company received a notice from Capital Bank GRAWE Gruppe, AG, dated September 26, 2005, to convert the 2,500 issued and outstanding shares of the Company’s Series 17 Class Q Convertible Preferred Stock ("Series 17"). Pursuant to the terms of the Series 17, the conversion resulted in the issuance of 1,666,667 shares of the Company’s common stock, $.001 par value (“Common Stock”) to Capital Bank, as agent for certain of its investors. The final dividend due on the Series 17 of approximately $30,000 for the period from July 1, 2005 through the conversion date was paid in cash in October 2005. During the nine months ended September 30, 2005, we paid $92,000 for dividends on the Series 17. The dividend expense on the Series 17 was $125,000 per year.

After conversion of the Series 17, Capital Bank owns of record, as agent for certain investors, 6,425,375 shares of Common Stock, or 14.4% of the Company’s issued and outstanding Common Stock as of September 30, 2005, and 2,659,807 shares that Capital Bank has the right to acquire, as agent for certain investors, under certain Warrants. The Warrants are exercisable at an exercise price of $1.75 per share of

Common Stock. If Capital Bank were to exercise all of the Warrants, Capital Bank would hold, as agent for certain investors, 9,085,182 shares or 19.2% of the Company’s Common Stock, as of September 30, 2005.

8.	Operating Segments

Pursuant to FAS 131, we define an operating segment as a business activity:

•	from which we may earn revenue and incur expenses;
•	whose operating results are regularly reviewed by the segment president to make decisions about resources to be allocated to the segment and assess its performance; and
•	for which discrete financial information is available.

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

The table below presents certain financial information in thousands by business segment as of and for the three and nine months ended September 30, 2005 and 2004.

Segment Reporting for the Quarter Ended September 30, 2005
	Industrial	Nuclear	Engineering	Segments Total	Corporate (2)	Consolidated Total
Revenue from external customers	$11,098	$11,260(3)	$683	$23,041	$—	$23,041
Intercompany revenues	560	572	131	1,263	—	1,263
Gross profit	2,350	4,164	185	6,699	—	6,699
Interest income	4	1	—	5	—	5
Interest expense	21	202	5	228	157	385
Interest expense-financing fees	—	—	—	—	48	48
Depreciation and amortization	479	701	10	1,190	11	1,201
Segment profit	361	2,061	61	2,483	(1,322)	1,161
Segment assets(1)	25,321	63,671	2,136	91,128	9,781(4)	100,909
Expenditures for segment assets	289	375	5	669	3(4)	672
Total long-term debt	1,319	3,800	25	5,144	11,531(5)	16,675

Segment Reporting for the Quarter Ended September 30, 2004
	Industrial	Nuclear	Engineering	Segments Total	Corporate (2)	Consolidated Total
Revenue from external customers	$10,606	$12,886(3)	$845	$24,337	$—	$24,337
Intercompany revenues	734	917	96	1,747	—	1,747
Gross profit	1,573	5,749	207	7,529	—	7,529
Interest income	—	—	—	—	—	—
Interest expense	199	102	—	301	(7)	294
Interest expense-financing fees	—	191	—	191	1,375	1,566
Depreciation and amortization	524	670	7	1,201	10	1,211
Segment profit (loss)	(8,648)	3,904	113	(4,631)	(2,326)	(6,957)
Segment assets(1)	29,556	64,760	2,125	96,441	9,869(4)	106,310
Expenditures for segment assets	189	254	—	443	6	449
Total long-term debt	1,579	8,064	32	9,675	15,737(5)	25,412

Segment Reporting for the Nine Months Ended September 30, 2005
	Industrial	Nuclear	Engineering	Segments Total	Corporate (2)	Consolidated Total
Revenue from external customers	$31,900	$35,963(3)	$2,145	$70,008	$—	$70,008
Intercompany revenues	1,799	2,012	353	4,164	—	4,164
Gross profit	5,109	13,951	483	19,543	—	19,543
Interest income	6	1	—	7	—	7
Interest expense	385	549	11	945	233	1,178
Interest expense-financing fees	—	1	—	1	268	269
Depreciation and amortization	1,452	2,090	30	3,572	32	3,604
Segment profit (loss)	(887)	7,711	134	6,958	(4,347)	2,611
Segment assets(1)	25,321	63,671	2,136	91,128	9,781(4)	100,909
Expenditures for segment assets	949	1,249	15	2,213	27(4)	2,240
Total long-term debt	1,319	3,800	25	5,144	11,531(5)	16,675

Segment Reporting for the Nine Months Ended September 30, 2004
	Industrial	Nuclear	Engineering	Segments Total	Corporate (2)	Consolidated Total
Revenue from external customers	$27,005	$30,871(3)	$2,401	$60,277	$—	$60,277
Intercompany revenues	1,782	2,766	316	4,864	—	4,864
Gross profit	4,167	12,272	643	17,082	—	17,082
Interest income	2	—	—	2	—	2
Interest expense	544	971	—	1,515	20	1,535
Interest expense-financing fees	—	192	—	192	1,887	2,079
Depreciation and amortization	1,516	1,978	21	3,515	25	3,540
Segment profit (loss)	(9,876)	6,503	306	(3,067)	(4,746)	(7,813)
Segment assets(1)	29,556	64,760	2,125	96,441	9,869(4)	106,310
Expenditures for segment assets	644	1,783	17	2,444	58	2,502
Total long-term debt	1,579	8,064	32	9,675	15,737(5)	25,412

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)	Amounts reflect the activity for corporate headquarters not included in the segment information.

(3)
The consolidated revenues within the Nuclear segment include the Bechtel Jacobs revenues for the quarter and nine months ended September 30, 2005, which total $4,951,000 or 21.5% and $11,358,000 or 16.2% of total revenue and $2,627,000 or 10.8% and $6,752,000 or 11.2% for the same periods in 2004.

(4)
Segment assets include assets from Perma-Fix of Michigan, Inc., ("PFMI") a discontinued operation from the Industrial segment, of approximately $603,000 and $1,416,000 as of September 30, 2005 and 2004, respectively. Expenditures for segment assets include expenditures from PFMI of $3,000 for the three and nine months ended September 30, 2005.

(5)	Includes the balance outstanding from our revolving line of credit and term loan, which is utilized by all of our segments.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART I, ITEM 2

Forward-looking Statements

Certain statements contained within this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things:

•	improve our operations and liquidity;
•	anticipated improvement in the financial performance of the Company;
•	ability to comply with the Company's general working capital requirements;
•	ability to be able to continue to borrow under the Company's revolving line of credit;
•
ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and the Company's facilities in Memphis, Tennessee; Detroit, Michigan; Valdosta, Georgia; Ft. Lauderdale, Florida; and Tulsa, Oklahoma;

•	ability to remediate certain contaminated sites for projected amounts;
•	ability to fund budgeted capital expenditures during 2005;
•	increasing other sources of revenue at M&EC;
•	growth of our Nuclear segment;
•	expectation that there will be a further decline in Section 404 of Sarbanes-Oxley related third party charges for the fourth quarter of 2005;
•	ability to close and remediate the Michigan facility for the estimated amounts.
•	fund remediation of certain sites from funds generated internally;
•	do not expect the impact of SFAS 123R to have an impact on our cash flow or liquidity;
•	our government contracts may not be re-awarded;
•	reduce reserves recorded on discontinued operations or paid over longer period, and
•	seasonality of the Nuclear segment on a going-forward basis.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors, which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

•	general economic conditions;
•	material reduction in revenues;
•	inability to collect in a timely manner a material amount of receivables;
•	increased competitive pressures;

•	the ability to maintain and obtain required permits and approvals to conduct operations;
•	the ability to develop new and existing technologies in the conduct of operations;
•	ability to retain or renew certain required permits;
•
discovery of additional contamination or expanded contamination at a certain Dayton, Ohio, property formerly leased by the Company or the Company's facilities at Memphis, Tennessee; Valdosta, Georgia; Detroit, Michigan; Ft. Lauderdale, Florida; and Tulsa, Oklahoma, which would result in a material increase in remediation expenditures;

•	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
•	Fluctuation of variable interest rates could materially affect our estimated future payments of interest on our variable rate debt.
•	potential increases in equipment, maintenance, operating or labor costs;
•	management retention and development;
•	financial valuation of intangible assets is substantially less than expected;
•	termination of the Oak Ridge Contracts as a result of our lawsuit against Bechtel Jacobs or otherwise;
•	the requirement to use internally generated funds for purposes not presently anticipated;
•	inability to continue to be profitable on an annualized basis;
•	the inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
•	the determination that PFMI, PFSG, or PFO was responsible for a material amount of remediation at certain superfund sites;
•	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under these contracts or subcontracts;
•	determination that PFD is required to have a Title V air permit in connection with its operations, or is determined to have violated environmental laws or regulations in a material manner; and

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

The third quarter of 2005 reflected a revenue decrease of $1.3 million or 5.3% from the same period of 2004. This decrease was principally a result of reduced revenues from the Nuclear segment, which were down $1.6 million from last year. As discussed last quarter, we have been working with the government to schedule waste shipments so that waste comes in on a more consistent basis, which should provide for much greater processing efficiencies. However, in spite of the lower third quarter revenues resulting from more consistent waste shipments, and the increased revenues in the first and second quarters, Nuclear revenues were up 16.5% for the nine months of this year. The Industrial segment revenues increased for the quarter by $492,000 or 4.6% reflecting increased commercial waste revenues. For the nine months ended September 30, 2005, both the Nuclear and Industrial segments achieved record nine month revenue totals, resulting in a record nine month total revenue of $70.0 million. We achieved income from operations for the quarter of $1.7 million, a significant improvement over the third quarter of last year, with all three segments recognizing a segment profit for the quarter. On a year to date basis, we recognized income from operations of $4.5 million, again a significant improvement over last year. As a result of the settlement of our Michigan insurance claim in the third quarter of 2005, we recognized $860,000 of income from discontinued operations, which contributed to our improvement in our net income applicable to common stock total of $1,975,000. We continue to strengthen our balance sheet and to improve our liquidity position. Our working capital position increased by $6.0 million from December 31, 2004, to a total of $5.5 million at September 30, 2005. We have reduced our current liabilities, reduced our total long term debt position and with the conversion of our Series 17 Preferred and exercise of certain warrants, improved our equity structure.

Results of Operations

The reporting of financial results and pertinent discussions are tailored to three reportable segments: Industrial Waste Management Services ("Industrial"), Nuclear Waste Management Services ("Nuclear") and Consulting Engineering Services ("Engineering"). The table below should be used when reviewing management's discussion and analysis for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,				Nine Months Ended September 30,
Consolidated (amounts in thousands)	2005	%	2004	%	2005	%	2004	%
Net revenues	$23,041	100.0	$24,337	100.0	$70,008	100.0	$60,277	100.0
Cost of goods sold	16,342	70.9	16,808	69.1	50,465	72.1	43,195	71.7
Gross profit	6,699	29.1	7,529	30.9	19,543	27.9	17,082	28.3
Selling, general and administrative	4,965	21.5	4,443	18.3	15,342	21.9	12,975	21.5
Loss (gain) on disposal/impairment of property & equipment	4	—	1,014	4.2	(333)	(.5)	996	1.7
Impairment loss on intangible assets	—	—	7,101	29.2	—	—	7,101	11.8
Income from operations	$1,730	7.6	$(5,029)	20.8	$4,534	6.5	$(3,990)	(6.7)
Interest expense	$(385)	(1.7)	$(294)	(1.2)	$(1,178)	(1.7)	$(1,535)	(2.5)
Interest expense-financing fees	(48)	(.2)	(1,566)	(6.4)	(269)	(.4)	(2,079)	(3.4)
Other income (expense)	(100)	(.4)	(31)	(.1)	(159)	(.2)	(48)	(.1)
Income (loss) from continuing operations	1,161	5.0	(6,957)	(28.6)	2,611	3.7	(7,813)	(13.0)
Preferred Stock dividends	(46)	(.2)	(48)	(.2)	(140)	(.2)	(142)	(.2)

Summary - Three and Nine Months Ended September 30, 2005 and 2004

Net Revenue
Consolidated revenues decreased for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, as follows:

(In thousands)	2005	% Revenue	2004	% Revenue	Change	% Change
Nuclear
Government waste	$2,295	10.0	$2,940	12.0	$(645)	(21.9)
Hazardous/Non-hazardous	830	3.6	1,069	4.4	(239)	(22.3)
Other nuclear waste	3,184	13.8	6,250	25.7	(3,066)	(49.1)
Bechtel Jacobs	4,951	21.5	2,627	10.8	2,324	88.5
Total	11,260	48.9	12,886	52.9	(1,626)	(12.6)

Industrial Revenues
Commercial waste	7,745	33.6	6,468	26.6	1,277	19.7
Government services	716	3.1	1,529	6.3	(813)	(53.2)
Acquisitions	2,637	11.5	2,609	10.7	28	1.1
Total	11,098	48.2	10,606	43.6	492	4.6

Engineering	683	2.9	845	3.5	(162)	(19.2)

Total	$23,041	100.0	$24,337	100.0	$(1,296)	(5.3)

The decrease was principally from the Nuclear segment, which was mainly within our other nuclear and government waste streams. This decrease was due to special event work performed during the third quarter in 2004 that was not duplicated in the same period of 2005. Additionally, the decrease in the other nuclear and government waste streams was due in part to our delay in processing those waste streams, as a result of our focus on processing Bechtel Jacobs waste. Partially offsetting the decrease was an increase in revenue with Bechtel Jacobs for the quarter. This is a reflection of our efforts to assist Bechtel Jacobs achieve certain disposal milestones by prioritizing the processing of certain of their waste streams. Partially offsetting the decrease in revenue for the quarter, was an increase in revenue in the Industrial segment. This increase was a result of increased commercial waste revenue, primarily due to expanded services with a national home improvement chain. We recently received notice that our contract with the home improvement chain is to be cancelled as of November 25, 2005. During the first nine months of 2005, we received revenues under this contract of approximately $3.6 million. We also experienced additional used oil sales due to the increase in the price of oil. The increase in the Industrial segment was partially offset by a decrease in government waste revenue, which is a result of the government’s reduction in spending on waste treatment during the third quarter, the government’s closure of a service depot and the expiration of one of our government contracts. We continually reevaluate our contracts with the government, and such contracts may not be re-awarded due in part to our goal of re-bidding to reach a more profitable level.

Consolidated revenues increased for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, as follows:

(In thousands)	2005	% Revenue	2004	% Revenue	Change	% Change
Nuclear
Government waste	$10,746	15.4	$10,532	17.5	$214	2.0
Hazardous/Non-hazardous	3,615	5.2	2,721	4.5	894	32.9
Other nuclear waste	10,244	14.6	10,866	18.0	(622)	(5.7)
Bechtel Jacobs	11,358	16.2	6,752	11.2	4,606	68.2
Total	35,963	51.4	30,871	51.2	5,092	16.5

Industrial Revenues
Commercial waste	20,739	29.6	16,794	27.9	3,945	23.5
Government services	3,513	5.0	4,405	7.3	(892)	(20.2)
Acquisitions	7,648	11.0	5,806	9.6	1,842	31.7
Total	31,900	45.6	27,005	44.8	4,895	18.1

Engineering	2,145	3.0	2,401	4.0	(256)	(10.7)

Total	$70,008	100.0	$60,277	100.0	$9,731	16.1

Both the Nuclear and Industrial segments experienced revenue increases during the nine months ended September 30, 2005. The increase for the Nuclear segment for the nine months is predominantly from our work with Bechtel Jacobs. A large portion of this work was in the processing and disposal areas, as we assisted Bechtel Jacobs in completing their disposal milestones. We continue to expand our growth within the mixed waste market as our facilities demonstrate their ability to accept and process more complex waste streams, including additional contracts, such as the contract awarded by a Fortune 500 company. See "Known Trends and Uncertainties - Significant Customers" of this Management's Discussion and Analysis for discussion on the Fortune 500 contract and the Oak Ridge contracts, including renewal negotiations. Nuclear segment revenues from hazardous and non-hazardous waste streams also increased as we performed certain soil projects for existing industrial customers. The backlog of stored waste within the Nuclear segment at September 30, 2005, was approximately $16,146,000, compared to $16,247,000 at December 31, 2004. The increase in revenues in the Industrial segment was related to increased commercial waste revenue, primarily due to retail work performed for a national home improvement chain. As stated above, the contract with the home improvement chain is terminating as of November 25, 2005. The Industrial segment revenues also increased as a result of revenue from two facilities acquired in March 2004, as we benefited from nine months of revenue in 2005 as opposed to seven months in 2004. This increase was partially offset by a decrease in government waste revenue due to the expiration of one of our government contracts and a reduction in the government's spending on waste treatment.

Cost of Goods Sold

Cost of goods sold decreased for the quarter ended September 30, 2005, compared to the quarter ended September 30, 2004, as follows:

(In thousands)	2005	% Revenue	2004	% Revenue	Change
Nuclear	$7,096	63.0	$7,138	55.4	$(41)
Industrial	8,748	78.8	9,032	85.2	(285)
Engineering	498	72.9	638	75.5	(140)
Total	$16,342	70.9	$16,808	69.1	$(466)

The decrease in cost of goods sold was present in all segments for the quarter. The decrease in the Industrial segment was a result of improved efficiencies over increased revenue through the reduction of our cost of materials and the costs associated with disposal. Additionally, our costs are down due to our focus on more profitable revenue streams. The Nuclear segment experienced a decrease, however, due to the higher fixed cost nature of the business and the higher processing costs of some waste streams, the reduction in costs did not correlate with the reduction in revenue. The Engineering segment decreased slightly due to a reduction in revenue. Included within cost of goods sold is depreciation and amortization expense of $1,117,000 and $1,143,000 for the quarters ended September 30, 2005 and 2004, respectively, reflecting a decrease of $26,000 from 2004. As a percentage of revenue, cost of goods sold increased by 1.8%.

Cost of goods sold increased for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, as follows:

(In thousands)	2005	% Revenue	2004	% Revenue	Change
Nuclear	$22,012	61.2	$18,599	60.2	$3,413
Industrial	26,791	84.0	22,837	84.6	3,954
Engineering	1,662	77.5	1,758	73.2	(96)
Total	$50,465	72.1	$43,195	71.7	$7,270

The increase in cost of goods sold was experienced within both the Nuclear and Industrial segments. The increase in the Industrial segment partially correlates to the additional cost of goods sold of $2,036,000 associated with the two facilities acquired, as of March 23, 2004. In addition, we experienced increases related to the retail work performed for the national home improvement chain. The Industrial segment increases were partially offset by reductions related to lower revenue in government waste. The Nuclear segment increase principally relates to the additional revenues experienced by the segment, and the additional costs of payroll, disposal, and transportation associated with those revenues. The Engineering segment experienced a decrease directly related to its reduction in revenue for the same period. Included within cost of goods sold is depreciation and amortization expense of $3,342,000 and $3,350,000 for the nine months ended September 30, 2005 and 2004, respectively, reflecting a decrease of $8,000 from 2004. As a percentage of revenue, cost of goods sold increased by 0.4%.

Gross Profit

Gross profit for the quarter ended September 30, 2005, decreased over 2004, as follows:

(In thousands)	2005	% Revenue	2004	% Revenue	Change
Nuclear	$4,164	37.0	$5,749	44.6	$(1,585)
Industrial	2,350	21.2	1,573	14.8	777
Engineering	185	27.1	207	24.5	(22)
Total	$6,699	29.1	$7,529	30.9	$(830)

Gross Profit decreased within the Nuclear segment partially as a result of decreased revenue. As a percentage of revenue, gross profit also decreased within the Nuclear segment. This reduction in the gross profit margin was a result of higher processing costs on work performed on certain waste streams and the higher fixed cost nature of the facilities. These lower margin waste streams generally carry a lesser degree of risk associated with them, and are less complicated to process. The Industrial segment experienced an increase in gross profit as a result of improved productivity and a more profitable revenue mix. The segment also saw strong high margin oil sales, which impacted this improvement. In addition, the Industrial segment worked on reducing disposal and payroll costs and other cost of goods sold, as discussed above. The Engineering segment also experienced a decrease in gross profit principally as a result of decreased revenues.

Gross profit for the nine months ended September 30, 2005, increased over 2004, as follows:

(In thousands)	2005	% Revenue	2004	% Revenue	Change
Nuclear	$13,951	38.8	$12,272	39.8	$1,679
Industrial	5,109	16.0	4,167	15.4	942
Engineering	483	22.5	643	26.8	(160)
Total	$19,543	27.9	$17,082	28.3	$2,461

The gross profit increase within the Nuclear segment is reflective of the increased revenue for the nine months of 2005, with only a slight reduction in gross profit margins due to the product mix. The Industrial segment experienced an increase in gross profit as a result of the increased revenues, a more profitable revenue mix and improved operations. As a percent of revenue the segment remained relatively consistent. The Engineering segment experienced a decrease in gross profit as a result of decreased revenues and the fixed cost nature of the business. Overall gross profit, as a percentage of revenue decreased slightly as a result of the lower margin waste streams processed by the Nuclear segment.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased for the three months ended September 30, 2005, as compared to the corresponding period for 2004, as follows:

(In thousands)	2005	% Revenue	2004	% Revenue	Change
Administrative	$1,117	—	$954	—	$163
Nuclear	1,853	16.5	1,501	11.6	352
Industrial	1,873	16.9	1,895	17.9	(22)
Engineering	122	17.9	93	11.0	29
Total	$4,965	21.5	$4,443	18.3	$522

The corporate administrative overhead increased slightly due to increased payroll and benefits, as a result of our focus on strengthening our corporate governance structure and information services infrastructures. We established an internal audit department to assist in our compliance with the Sarbanes-Oxley Section 404 internal control requirements, and reduce our reliance on external consultants. The increase in SG&A in the Nuclear segment was a result of increased payroll and benefits, and general administrative expenses as the segment works to build a stronger management and support team in the pursuit of new market opportunities. The Industrial segment experienced a slight decrease in SG&A as they work to manage their overhead expenses, despite the recognition of severance expense for our former segment president. SG&A expense includes depreciation and amortization expense of $84,000 and $68,000 for the quarters ended September 30, 2005 and 2004, respectively.

SG&A expenses increased for the nine months ended September 30, 2005, as compared to the corresponding period for 2004, as follows:

(In thousands)	2005	% Revenue	2004	% Revenue	Change
Administrative	$3,846	—	$2,779	—	$1,067
Nuclear	5,344	14.9	4,449	14.4	895
Industrial	5,811	18.2	5,396	20.0	415
Engineering	341	15.9	351	14.6	(10)
Total	$15,342	21.9	$12,975	21.5	$2,367

The change in the corporate administrative overhead is due to increased payroll and benefits, as a result of our continuing focus on corporate governance and information services, and legal and environmental consulting fees related to the extensive internal review performed on permit compliance and the treatment of certain waste streams. The increase in administrative overhead was also from third party charges incurred for additional audit fees, compliance work performed with regard to Sarbanes-Oxley, and completion of the related internal control assessment required under Section 404 of the Act. As a result of completing the initial year of assessment and documentation, and the establishment of our internal audit department, we are seeing a decline in the third party charges related to Section 404, and expect to see a further decline in the fourth quarter of 2005, as compared to the same period of 2004, which reflects the bulk of Section 404 expenditures for the initial year. The increase in SG&A in the Nuclear segment was a result of increased payroll and benefits, as the segment works to build a stronger management and support team. The increase in the Industrial segment was also from increased payroll and benefits, legal fees and other costs incurred in connection with a review of the environmental compliance of our Dayton facility and to supply documents in connection with the government's investigation of an unrelated entity. Included in the increase in the Industrial segment were the full nine months of expenses related to the two facilities acquired, effective March 23, 2004. SG&A expense includes depreciation and amortization expense of $262,000 and $191,000 for the nine months ended September 30, 2005 and 2004, respectively.

Loss/Gain on Disposal/Impairment of Property and Equipment

During June 2005, we sold property at our facility in Maryland. The sale was for net proceeds of $695,000 for land and building with a net book value of $332,000. The resulting gain of $363,000 was included in income from operations, and was partially offset by losses on disposal of other equipment of approximately $30,000 during the nine months ended September 30, 2005. During the third quarter of 2004, the Industrial segment wrote down approximately $1,026,000 in property and equipment that was determined to have no value. As part of the restructuring process in 2004, management abandoned various projects at certain facilities. This write-off resulted in a loss on disposal/impairment of property and equipment of $1,014,000 and $996,000 for the three and nine months ended September 30, 2004.

Interest Expense

Interest expense increased for the quarter and decreased for the nine months ended September 30, 2005, as compared to the corresponding periods of 2004.

	Three Months			Nine Months
(In thousands)	2005	2004	Change	2005	2004	Change
PNC interest	$199	$215	$(16)	$553	$558	$(5)
AMI/BE	—	127	(127)	—	507	(507)
Other	186	(48)	234	625	470	155
Total	$385	$294	$91	$1,178	$1,535	$(357)

We experienced an increase in the quarter ended September 30, 2005, as compared to the corresponding period of 2004. However, the third quarter was consistent with the first and second quarters of 2005. Additionally, the third quarter of 2004 was impacted by a favorable adjustment of approximately $219,000, to the interest payable on the PDC and IRS notes, which reduced interest expense for that period.

The decrease in the nine months ended September 30, 2005, as compared to the corresponding period of 2004, principally reflects the prepayment of the senior subordinated debt in August 2004, which resulted in a decrease in expense of $507,000, and the reduced borrowing levels on other debt obligations as we continue to reduce our debt balances. The third quarter of 2004 was favorably impacted by an adjustment to interest payable associated with the PDC and IRS notes, in September 2004, which totaled $219,000.

Interest Expense - Financing Fees

Interest expense-financing fees decreased approximately $1,518,000 for the quarter ended September 30, 2005, as compared to the corresponding period of 2004. This decrease was principally due to the write-off of $1,217,000, in 2004, of prepaid financing fees and debt discount associated with the early termination of senior subordinated notes, which were paid in full in August 2004. Additionally, we expensed and paid an early termination fee of $190,000 in 2004, as a result of the prepayment. The remaining financing fees are principally associated with the PNC revolving credit and term loan, and are amortized to expense over the term of the loan agreements. As of September 30, 2005, the unamortized balance of prepaid financing fees is $510,000, which is comprised of $220,000 from the original debt and $338,000 associated with Amendment No. 4 and Amendment No. 5, offset by the monthly amortization of these fees over the past quarter. These prepaid financing fees will be amortized through May 2008 at a rate of $16,000 per month.

Interest expense-financing fees decreased approximately $1,810,000 for the nine months ended September 30, 2005, as compared to the corresponding period of 2004. This decrease was principally due to the write-off of $1,217,000 of prepaid financing fees and debt discount associated with the early termination of senior subordinated notes, which were paid in full in August 2004. Additionally, we expensed and paid an early termination fee of $190,000 in 2004, as a result of the prepayment.

Preferred Stock Dividends

Preferred Stock dividends decreased slightly to $46,000 for the three months ended September 30, 2005, as compared to $48,000 for the same period in 2004. Additionally, Preferred Stock dividends decreased by $2,000 for a total of $140,000 for the nine months ended September 30, 2005, as compared to the same nine-month period in 2004. The decrease was due to the conversion of our Series 17 Preferred Stock in September 2005. See "Liquidity and Capital Resources" of this Management's Discussion and Analysis for more information on the conversion of the Series 17 Preferred Stock. The Preferred dividends also include $16,000 and $48,000 from the accrual of preferred dividends on the Preferred Stock of our subsidiary, M&EC, for the three and nine months, respectively, ended September 30, 2005 and 2004, respectively.

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

During September 2005, we recorded a net gain from insurance proceeds of $966,000, which offset expenses recorded in the third quarter of 2005, resulting in income from discontinued operations of $860,000 and $571,000 for the three and nine months ended September 30, 2005, respectively. PFMI recorded revenues of $171,000 and $1,569,000, and operating losses of $740,000 and $1,765,000 for the three and nine months ended September 30, 2004. Assets and liabilities related to the discontinued operation have been reclassified to separate categories in the Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004. As of September 30, 2005, assets are recorded at their net realizable value, and consist of property and equipment of $603,000. Liabilities as of September 30, 2005, consist of accounts payable and current accrued expenses of $1,719,000 and environmental accruals of $1,974,000. Included in current accruals is a pension plan withdrawal liability, which is a result of the termination of substantially all of the union employees of PFMI. The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. At September 30, 2005, we have a recorded pension withdrawal liability of $1,694,000, based upon a demand letter received from CST in August 2005, that provided for the payment over an eight year period. This obligation is recorded as a current liability, as we are negotiating for a lower amount in exchange for a lump sum payment, which may not be paid out in the current year due to our dispute over the demand amount. We submitted three insurance claims relative to the two fires at PFMI, a property claim for the first fire and a property claim and business interruption claim for the second fire. During the second quarter of 2005, we received a partial payment of $1,500,000 less adjustor fees of approximately $105,000, for a net payment of $1,395,000 from the insurance carrier on the business interruption claim. During the third quarter of 2005, we received an additional insurance claim payment of $1,243,000. Of this payment, $190,000 was recorded against the outstanding receivable as of the second quarter, $87,000 was paid for public adjustor fees and the remaining $966,000 was recorded as income from discontinued operations. This final payment effectively settles the claims on the second fire. We are currently negotiating settlement for the claim, on the first fire, but at this time we cannot estimate actual proceeds to be received. Additional proceeds, if any, will also be recorded as income from discontinued operations.

As a result of the discontinuation of operations at the PFMI facility, we are required to complete certain closure and remediation activities pursuant to our RCRA permit. Also, in order to close and dispose of the facility, we may have to complete certain additional remediation activities related to the land, building, and equipment. The level and cost of the clean-up and remediation will be determined by state mandated requirements, the extent to which are not known at this time. Also, impacting this estimate is the level of contamination discovered, as we begin remediation, and the related clean-up standards which must be met in order to dispose of or sell the facility. We engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we arrived at our best estimate of the cost of this environmental closure and remediation liability of $2,464,000. We have spent approximately $490,000 of this closure cost estimate since September 30, 2004, of which approximately

$374,000 was spent in the first nine months of 2005. In the event we retain the PFMI facility, we anticipate spending an additional $400,000 within the next year and the remainder over the next two to five years.

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

At September 30, 2005, we had cash of $119,000. The following table reflects the cash flow activities during the first nine months of 2005.

(In thousands)	2005
Cash provided by operations	$3,699
Cash used in investing activities	(1,997)
Cash used in financing activities	(1,798)
Decrease in cash	$(96)

We are in a net borrowing position and therefore attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes remittance lock boxes and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility. The cash balance at September 30, 2005, primarily represents minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities

Accounts Receivable, net of allowances for doubtful accounts, totaled $14,995,000, a decrease of $2,679,000 from the December 31, 2004, balance of $17,674,000. The Nuclear segment experienced a decrease of $855,000 principally from increased collection efforts on certain Bechtel Jacobs work invoiced in 2004 and due to the collection of receivables related to a large non-hazardous remediation job completed in 2004. Additionally, accounts receivable experienced a decrease and Unbilled Receivables experienced an increase due to the timing of the invoice process, as discussed below. There was also a decrease in the Industrial segment of $1,731,000 primarily resulting from increased collection efforts due to the continued focus on receivables collection. Additionally, this decrease in the Industrial segment is a result of the focus on higher profile and more credit worthy customers. The Engineering segment also experienced a decrease of $93,000.

Unbilled Receivables are generated by the percentage of completion methodology used for revenue recognition purposes. As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue. The complexity of the documentation that is required for invoicing delays the billing process, which in turn results in unbilled receivables. As of September 30, 2005, Unbilled Receivables totaled $14,096,000, an increase of $4,578,000 from the December 31, 2004, balance of $9,518,000. This increase is principally due to the increased revenues recognized in the Nuclear segment over the last nine months, and the complexity of the current contracts, which requires greater levels of documentation for final invoicing.

As of September 30, 2005, total consolidated accounts payable was $5,753,000, a decrease of $776,000 from the December 31, 2004, balance of $6,529,000. This decrease in accounts payable is a result of the impact of increased revenues and billings throughout the year and improved margins and profitability. Additionally, we received proceeds from the exercise of warrants and options, the sale of property in Maryland, the net increase in the term loan, and the settlement of insurance claims, all of which enabled us to reduce our accounts payable balances.

Accrued Expenses as of September 30, 2005, totaled $12,701,000, an increase of $601,000 from the December 31, 2004, balance of $12,100,000. Accrued expenses are made up of disposal and processing cost accruals, accrued compensation, interest payable, insurance payable and certain tax accruals. The increase to accrued expenses was principally a result of an increase in our insurance payable of $668,000 as a result of the annual renewal of policies in September 2005, offset by slight decreases in other operational accruals.

The working capital position at September 30, 2005, was $5,505,000 as compared to a working capital deficit of $497,000 at December 31, 2004. The increase in this position of $6,002,000 is principally a result of the current liabilities decrease of $4,944,000, and an increase in current assets of $1,058,000. The decrease in current liabilities is principally a result of the prepayment of the unsecured promissory note in the amount of $3,500,000 plus related accrued interest of $202,000. Additionally, current liabilities decreased as a result of payments of liabilities utilizing improved cash flow generated from greater profitability, the receipt of cash related to the sale of property in Maryland, the net increase in the term loan, and the receipt of the payments on insurance claims. Our working capital position continues to experience the negative impact of certain liabilities associated with discontinued operations.

Investing Activities

Our purchases of capital equipment for the nine month period ended September 30, 2005, totaled approximately $2,240,000 of which $517,000 was financed, resulting in $1,723,000, funded out of cash flow. These expenditures were for expansion and improvements to the operations principally within the Nuclear and Industrial segments. These capital expenditures were principally funded by the cash provided by operations, proceeds from the issuance of stock and through various other lease financing. We budgeted capital expenditures of approximately $6,000,000 for fiscal year 2005, which includes an estimated $523,000 to complete certain projects in process at December 31, 2004, as well as other identified capital and permit compliance purchases. Our purchases during the first nine months of 2005 include approximately $261,000 of those projects in process at December 31, 2004. Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether. Historically, our actual capital spending for a given year has been less than the initial budget amount. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects. We anticipate funding these capital expenditures by a combination of lease financing, internally generated funds, and/or the proceeds received from issuances of stock.

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that in the event of closure our permitted facilities will be closed in accordance with the regulations. The policy provides $35.0 million of financial assurance coverage of which the coverage amount totals $28,546,000 at September 30, 2005, and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy required an upfront payment of $4.0 million, of which $2,766,000 represents the full premium for the 25-year term of the policy, and the remaining $1,234,000, to be deposited in a sinking fund account representing a restricted cash account. Additionally, in February 2004 and 2005, we paid the first and second of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of September 30, 2005, we have recorded $3,216,000 in our sinking fund on the balance sheet. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, the Insurer will pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

On March 23, 2004, our subsidiary, PFMD completed it's acquisition of certain assets of A&A and our subsidiary, PFP completed its acquisition of certain assets of EMAX. We paid $2,915,000 in cash for the acquired assets and assumed liabilities of A&A and EMAX, using funds received in connection with the private placement discussed below, under financing activities.

Financing Activities

On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank. The Agreement initially provided for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves Agent reasonably deems proper and necessary. As of September 30, 2005, the excess availability under our Revolving Credit was $9,244,000 based on our eligible receivables.

Effective March 25, 2005, the Company and PNC entered into an amended agreement ("Amendment No. 4"), which, among other things, extends the $25 million credit facility through May 31, 2008. The other terms of the credit facility remain principally unchanged, as a result of the amendment, with the exception of a 50 basis point reduction in the variable interest rate on both loans.

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

Pursuant to the Agreement, as amended, the Term Loan bears interest at a floating rate equal to the prime rate plus 1%, and the Revolving Credit at a floating rate equal to the prime rate plus ½%. The loans are subject to a prepayment fee of 1% until March 25, 2006, and ½% until March 25, 2007.

On August 31, 2000, as part of the consideration for the purchase of Diversified Scientific Services, Inc. ("DSSI"), we issued to Waste Management Holdings a long-term unsecured promissory note (the "Unsecured Promissory Note") in the aggregate principal amount of $3,500,000, bearing interest at a rate of 7% per annum and having a five-year term with interest to be paid annually and principal due in one lump sum at the end of the term of the Unsecured Promissory Note (August 2005). This debt balance was re-classed in its entirety from long term to current in the third quarter of 2004. We utilized the proceeds of the amended agreement with PNC, mentioned above, to repay this note in June 2005.

In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation ("PDC"), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2005 will be approximately $400,000 semiannually. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended. (9% on September 30, 2005) and payable in one lump sum at the end of the loan period. On September 30, 2005, the outstanding balance was $3,933,000 including accrued interest of approximately $1,299,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

Additionally, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2005 will be approximately $100,000 semiannually. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On September 30, 2005, the rate was 9%. On September 30, 2005, the outstanding balance was $968,000 including accrued interest of approximately $315,000.

On March 22, 2004, we completed a private placement for gross proceeds of approximately $10,386,000 through the sale of 4,616,113 shares of our Common Stock at $2.25 per share and Warrants to purchase an additional 1,615,638 shares of our Common Stock exercisable at $2.92 per share and a term of three years. The private placement was sold to fifteen accredited investors. The net cash proceeds received of $9,870,000, after paying placement agent fees, and other related expenses, were used in connection with the acquisitions of certain acquired assets of A&A and EMAX discussed above, and to pay down the Revolving Credit. We subsequently re-borrowed the private placement funds from the revolving credit facility in August 2004, and prepaid the higher interest, 13.5% Notes, as discussed above. We also issued Warrants to purchase an aggregate of 160,000 shares of our Common Stock, exercisable at $2.92 per share and with a three year term, for consulting services related to the private placement.

Preferred Stock

On September 30, 2005, the Company received a notice from Capital Bank GRAWE Gruppe, AG, dated September 26, 2005, to convert the 2,500 issued and outstanding shares of the Company’s Series 17 Class Q Convertible Preferred Stock (‘Series 17”). Pursuant to the terms of the Series 17, the conversion resulted in the issuance of 1,666,667 shares of the Company’s common stock, $.001 par value (“Common Stock”) to Capital Bank, as agent for certain of its investors. The final dividend due on the Series 17 of approximately $30,000 for the period from July 1, 2005 through the conversion date was paid in cash in October 2005. During the nine months ended September 30, 2005, we paid $92,000 for dividends on the Series 17. The dividend expense on the Series 17 was $125,000 per year.

After conversion of the Series 17, Capital Bank owns of record, as agent for certain investors, 6,425,375 shares of Common Stock, or 14.4% of the Company’s issued and outstanding Common Stock as of September 30, 2005, and 2,659,807 shares that Capital Bank has the right to acquire, as agent for certain investors, under certain Warrants that expire during July 2006. The Warrants are exercisable at an exercise price of $1.75 per share of Common Stock. If Capital Bank were to exercise all of the Warrants, Capital Bank would hold, as agent for certain investors, 9,085,182 shares or 19.2% of the Company’s Common Stock, as of September 30, 2005.

During 2005, accrued dividends for the period July 1, 2004, through December 31, 2004, in the amount of approximately $63,000 were paid in cash in March 2005. The accrued dividends for the period January 1, 2005, through June 30, 2005, in the amount of approximately $62,000 was paid in August 2005, and the final payment of dividends on the Series 17 was paid in October 2005.

In summary, we have continued to take steps to improve our operations and liquidity, as discussed above. We have experienced the positive impact of increased accounts receivable collections and increased availability under our Revolving Credit, in part, due to the reloading of the Term Loan and the cash proceeds from the settlement of two of the three Michigan insurance claims. Additionally, accounts payable have remained relatively steady and within terms. We have also been successful in reducing our overall debt position. However, we continue to invest our working capital back into our facilities to fund capital additions within both the Nuclear and Industrial segments. Further offsetting these positives is the continued negative impact of current reserves recorded on discontinued operations and the losses sustained by our Industrial segment. Although we have been able to increase the revenues of our Industrial segment, on an annualized basis, we have not yet been able to bring this segment into a profitable position. The reserves recorded on discontinued operations could be reduced or paid over a longer period of time than initially anticipated. If we are unable to remain profitable over the foreseeable future, such would have a material adverse effect on our liquidity position.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

		Payments due by period
Contractual Obligations	Total	2005	2006 - 2008	2009 - 2010	After 2010
Long-term debt	$16,675	$940	$15,577	$158	$—
Interest on long-term debt (1)	1,614	—	1,614	—	—
Interest on variable rate debt (2)	1,383	181	1,202	—	—
Operating leases	2,798	446	2,296	56	—
Finite risk policy (3)	7,026	—	3,011	2,008	2,007
Pension withdrawal liability (4)	1,694	1,694	—	—	—
Environmental Contingencies (5)	4,442	397	1,823	1,481	741
Purchase obligations (6)	—	—	—	—	—
Total contractual obligations	$35,632	$3,658	$25,523	$3,703	$2,748

(1)	Our IRS Note and PDC Note agreements state that the interest on those notes is paid at the end of the term, December 2008.

(2)
We have variable interest rates on our Term Loan and Revolving Credit of 1% and 1/2% over the prime rate of interest, respectively, and as such we have made certain assumptions in estimating future interest payments on this variable interest rate debt. We assume a 0.25% increase in prime rate in the remaining months of 2005, and prime rate increases of 0.5% in 2006, and 0.25% in 2007. We anticipate a full repayment of our Revolving Credit by December 2006, and full repayment of our Term Loan by May 2008.

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

(5)
The environmental contingencies and related assumptions are discussed further in the Environmental Contingencies section of this Management’s Discussion and Analysis, and are based on estimated cash flow spending for these liabilities.

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

Revenue Recognition Estimates. We utilize a percentage of completion methodology for purposes of revenue recognition in our Nuclear Segment. As we accept more complex waste streams in this segment, the treatment of those waste streams becomes more complicated and more time consuming. We have continued to enhance our waste tracking capabilities and systems, which has enabled us to better match the revenue earned to the processing phases achieved. The major processing phases are receipt, treatment/processing and shipment/final disposition. Upon receiving mixed waste we recognize a certain percentage (generally 33%) of revenue as we incur costs for transportation, analytical and labor associated with the receipt of mixed wastes. As the waste is processed, shipped and disposed of we recognize the remaining revenue and the associated costs of transportation and burial. The waste streams in our Industrial segment are much less complicated, and services are rendered shortly after receipt, as such we don't use percentage of completion estimates in our Industrial segment. We review and evaluate our revenue recognition estimates and policies on a quarterly basis.

Allowance for Doubtful Accounts. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that are uncollectible. We regularly review all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balances that are uncollectible. Specific accounts that are deemed to be uncollectible are reserved at 100% of their outstanding balance. The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for balances 91-120 days and 40% for balances over 120 days aged), based on a historical valuation, that allows us to calculate the total reserve required. This allowance was approximately 0.7%, of revenue for 2004 and approximately 2.1%, of accounts receivable as of September 30, 2004. Additionally, this allowance was approximately 0.8% of revenue for the nine months ended September 30, 2005, and approximately 1.8% of accounts receivable as of September 30, 2005.

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

Accrued Closure Costs. Accrued closure costs represent a contingent environmental liability to clean up a facility in the event we cease operations in an existing facility. The accrued closure costs are estimates based on guidelines developed by federal and/or state regulatory authorities under Resource Conservation and Recovery Act ("RCRA"). Such costs are evaluated annually and adjusted for inflationary factors and for approved changes or expansions to the facilities. Increases due to inflationary factors for 2005 and 2004, have been approximately 2.1%, and 1.6%, respectively, and based on the historical information, we do not expect future inflationary changes to differ materially from the last two years. Increases or decreases in accrued closure costs resulting from changes or expansions at the facilities are determined based on specific RCRA guidelines applied to the requested change. This calculation includes certain estimates, such as disposal pricing, external labor, analytical costs and processing costs, which are based on current market conditions.

Accrued Environmental Liabilities. We have six remediation projects currently in progress. The current and long-term accrual amounts for the projects are our best estimates based on proposed or approved processes for clean-up. The circumstances that could affect the outcome range from new technologies that are being developed every day to reduce our overall costs, to increased contamination levels that could arise as we complete remediation which could increase our costs, neither of which we anticipate at this time. In addition, significant changes in regulations could adversely or favorably affect our costs to remediate existing sites or potential future sites, which cannot be reasonably quantified. Included above are accrued long-term environmental liabilities for our two acquired facilities, however, as these are not permitted facilities we are currently under no obligation to clean up the contamination.

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

Known Trends and Uncertainties

Seasonality. Historically we have experienced reduced revenues, operating losses or decreased operating profits during the first and fourth quarters of our fiscal years due to a seasonal slowdown in operations from poor weather conditions and overall reduced activities during the holiday season. During our second and third fiscal quarters there has historically been an increase in revenues and operating profits. Management expects this trend to continue in future years. The U.S. Department of Energy ("DOE") and U.S. Department of Defense ("DOD") represent major customers for the Nuclear segment. In conjunction with the federal government's September 30 fiscal year-end, the Nuclear segment has experienced seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements. However, we have experienced limited success in 2005, in getting governmental customers to extend the timing of their shipments of wastes typically received in the third quarter, over a longer period of time, which has helped smooth revenues over the second and third quarters. Correspondingly, for a period of approximately three months following September 30, the Nuclear segment has historically experienced a seasonal slowdown, as the governmental budgets are still being finalized, planning for the new year is occurring and we enter the holiday season. However, as a result of our efforts, to schedule shipments on a more consistent basis, we may not experience this seasonality going forward. The maturing process of our Nuclear segment continues to lessen the impact of seasonal fluctuations in all quarters.

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

Significant Customers. Our revenues are principally derived from numerous and varied customers. However, our Nuclear segment has a significant relationship with Bechtel Jacobs. Bechtel Jacobs is the DOE's appointed manager of the environmental program to perform certain treatment and disposal services in Oak Ridge, Tennessee. Our revenues from Bechtel Jacobs contributed 21.5% and 16.2% of total consolidated revenues in the quarter and nine months ended September 30, 2005 and 10.8% and 11.2% of total consolidated revenues during the same periods in 2004. Our initial relationship with Bechtel Jacobs began when our subsidiary in Oak Ridge, Tennessee ("M&EC") entered into certain subcontracts for treatment services, and has expanded into other services outside these contracts. These Oak Ridge contracts have been extended through August 2007, and as with most contracts with the federal government, may be terminated or renegotiated at any time at the government's election. As the DOE site in Oak Ridge continues to complete certain of its clean-up milestones and moves toward completing its closure efforts, the revenue from these contracts may decline. The Nuclear segment continues to pursue other similar or related services for environmental programs at other DOE and government sites. In February 2003, M&EC commenced legal proceedings against Bechtel Jacobs, seeking payment from Bechtel Jacobs of approximately $4.3 million in surcharges relating to certain wastes that were treated by M&EC in 2001 and 2002. During 2001, we recognized approximately $381,000 in revenue for these surcharges, which represented an initial offer for settlement by Bechtel Jacobs. Bechtel Jacobs continues to deliver waste to M&EC for treatment, and M&EC continues to accept such waste. In addition, subsequent to the filing of the lawsuit, M&EC entered into a new contract with Bechtel Jacobs to treat DOE waste. There is no guarantee of future business with Bechtel Jacobs, and either party may terminate the relationship at any time. Termination of this relationship could have a material adverse effect on us. We are working towards increasing other sources of revenues at M&EC to reduce the risk of reliance on one major source of revenues.

During the second quarter of 2004, the Nuclear segment was awarded a contract from a Fortune 500 company to treat and dispose of mixed waste generated from research and development activities. This contract requires innovative treatment processing technologies we developed to accommodate the complex nature of these wastes. The contract should be completed during the fourth quarter of 2005. We recognized $1,094,000 and $2,824,000 in revenues from this contract for the three and nine months ended September 30, 2005 or 4.7% and 4.0% of total consolidated revenues. During 2004, we recognized $3,195,000 in revenue from this contract.

During October 2004, the Nuclear segment was awarded a three-year contract for the treatment of mixed low-level wastes generated at the DOE's Hanford Site. Fluor Hanford, a prime contractor supporting DOE's cleanup mission at Hanford, has awarded this contract to us to provide specialized thermal treatment for a variety of mixed low-level radioactive wastes generated at Hanford. As with contracts or subcontracts with or involving the federal government, this contract may be terminated or renegotiated at anytime at the government's option. We recognized $35,000 and $1,455,000 in revenues from this contract for the quarter and nine months ended September 30, 2005. Due to Flour Hanford's funding related issues, they have delayed certain shipments.

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

We routinely use third party disposal companies, who ultimately destroy or secure in a landfill, residual materials generated at our facilities or at a client's site. We attempt to dispose of less hazardous or industrial by-products from our operations due to rendering material non-hazardous, discharging treated wastewaters to publicly-owned treatment works and/or processing wastes into saleable products. In the past, numerous third party disposal sites have improperly managed wastes and consequently require remedial action; consequently, any party utilizing these sites may be liable for some or all of the remedial costs. Despite our aggressive compliance and auditing procedures for disposal of wastes, we could, in the future, be notified that we are a PRP at a remedial action site, which could have a material adverse effect.

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

At September 30, 2005, we had total accrued environmental remediation liabilities of $4,442,000, of which $1,122,000 is recorded as a current liability, which reflects a decrease of $143,000 from the December 31, 2004, balance of $1,265,000. The decrease represents payments on remediation projects. The September 30, 2005, current and long-term accrued environmental balance is recorded as follows:

	Current Accrual	Long-term Accrual	Total
PFD	$105,000	$586,000	$691,000
PFM	374,000	234,000	608,000
PFSG	190,000	359,000	549,000
PFTS	28,000	26,000	54,000
PFFL	25,000	—	25,000
PFMD	—	391,000	391,000
PFP	—	150,000	150,000
	722,000	1,746,000	2,468,000
PFMI	400,000	1,574,000	1,974,000
	$1,122,000	$3,320,000	$4,442,000

Recent Accounting Pronouncements

 In May 2005, FASB issued Statement No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 replaces APB No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions.   SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a material impact on its consolidated results of operations.

In March 2005, FASB issued FASB Interpretation No. 47 ("FIN 47"), Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143. FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Interpretation is effective for fiscal years ending after December 15, 2005. We do not expect the adoption of FIN 47 to have a material effect on our consolidated financial position or results of operations for the year ending December 31, 2005.

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

Interest Rate Swap

We entered into an interest rate swap agreement effective December 22, 2000, to modify the interest characteristics of our outstanding debt from a floating basis to a fixed rate, thus reducing the impact of interest rate changes on future income. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counter parties is included in other assets or liabilities. At September 30, 2005, the market value of the interest rate swap was in an unfavorable value position of $6,000 and was recorded as a liability. During the nine months ended September 30, 2005, we recorded a gain on the interest rate swap of $35,000 that is included in other comprehensive income in the Statement of Stockholders' Equity. The interest rate swap agreement is set to expire in December 2005.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on their most recent evaluation, which was completed as of the end of the period covered by this Quarterly Report on Form 10-Q, we have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended) and believe that such are not effective, as a result of identifying three material weaknesses in our internal control over financial reporting, as reported in our Annual Report on Form 10-K for the year ended December 31, 2004, (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). See (b) below as to changes in our internal controls over financial reporting during the third quarter of 2005 which we believe will assist us in remediating these material weaknesses.

(b)	Changes in internal control over financial reporting.

During the third quarter, we implemented certain changes in our internal controls over financial reporting and took steps toward remediation of the material weaknesses described in our Form 10-K for the year ended December 31, 2004. Significant focus was placed on corporate governance and the responsibilities and authority surrounding the accounting function. The internal control changes are summarized as follows:

•  The facility and segment accounting responsibilities were realigned to report directly to the Chief Financial Officer.

•The Segment Controller positions were elevated to Corporate Vice President roles, were given additional responsibilities, and now report to the Chief Financial Officer.

•An Internal Audit Department was established, reporting directly to the Audit Committee of our Board of Directors, and the Director and Manager of Internal Audit positions were filled internally and with a new hire, respectively.

•  The establishment of this Internal Audit department has allowed us to significantly reduce our use of external consultants and provide our locations with a much more granular audit of critical controls. The effect has been more robust remediation recommendations as well as a continuity and caliber of internal audit staff necessary to maintain company standards. In addition to the department's focus on Sarbanes-Oxley Section 404 compliance is the directive to move all our controls towards best-business practices.

• We have reviewed the staffing levels and quality of staff at each location and segment headquarters. We have added certain positions and realigned responsibilities in certain areas and will continue to implement changes in the fourth quarter.

•Significant effort has been put forth toward the review and enhancement of existing policies and procedures, and in the development of new policies where possible and /or necessary. This includes continued enhancement to our payroll processing and control procedures and purchase order systems and procedures.

•  In conjunction with the above, we have strengthened our financial statement close process, including the oversight and review of such related results.

We believe that during the third quarter we have made progress towards correcting the material weaknesses discussed in our 2004 Form 10-K, but we are not yet in a position to state that the three weaknesses have been corrected. It is our intention to institute additional remedial steps during the near future to correct these weaknesses.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART II - Other Information

Item 1.	Legal Proceedings

There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2004, or our Form 10-Q for the period ended March 31, 2005, and June 30, 2005, except as stated below:

As previously reported, as part of PFD’s internal investigation PFD self reported to the Ohio EPA that from February, 2003, to November, 2003, it received 56 shipments of hazardous wastewater from a particular generator, which PFD filtered in its wastewater treatment unit and thereafter transmitted this filtered wastewater under a bill of lading to Wabash Environmental Technologies, LLC. It was determined that PFD’s compliance personnel at the time believed it appropriate to classify this material as meeting the beneficial reuse requirements pursuant to the regulations promulgated under the Resource Conservation and Recovery Act (“RCRA”), and shipped such under a straight bill of lading instead of a hazardous waste manifest. However, at that time they also recognized that the beneficial reuse regulations were a vague and unclear area of the regulations. As a result, it was decided to notify Ohio EPA of these facts. Ohio EPA has acknowledged receipt of our notification and does not anticipate further action or inquiries in connection with the above described shipments.

During the third quarter of 2005, our subsidiary, Perma-Fix Treatment Services, Inc. (“PFTS”) that has a permitted hazardous waste treatment and storage facility and non-hazardous waste disposal well in Tulsa, Oklahoma, received a proposed consent order from the Oklahoma Department of Environmental Quality (“ODEQ”) as a result of alleged violations of certain environmental rules and regulations relating to storage of hazardous waste, marking of containers that store hazardous waste and requirements that PFTS provide the ODEQ with information to justify that PFTS has not violated certain clean air regulations and is not required to obtain a Title V air permit. In addition, the proposed order provides for a proposed penalty of $336,000, one-half of which may be paid by PFTS installing certain controls to control air emissions, maintain leak detection and inspection and repair programs acceptable to the ODEQ and in compliance with applicable environmental regulations. PFTS has corrected the storage and marking issues that were the subject of alleged violations in the proposed consent order. PFTS is currently in discussions with the ODEQ regarding the proposed consent order, including the proposed penalty.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders (“Annual Meeting”) was held on July 27, 2005. At the Annual Meeting, the following matters were voted on and approved by the stockholders.

1. The election of seven directors to serve until the next annual meeting of stockholders or until their respective successors are duly elected and qualified.
2. Ratification of the appointment of BDO Seidman, LLP as the independent auditors of the Company for fiscal 2005.

The Directors elected at the Annual Meeting and the votes cast for and withheld authority for each director are as follows:

Directors	For	Withhold Authority
Dr. Louis F. Centofanti	29,736,834	1,496,753
Jon Colin	29,749,476	1,484,111
Jack Lahav	29,741,034	1,492,553
Joe R. Reeder	29,748,846	1,484,741
Alfred C. Warrington, IV	29,741,094	1,492,493
Dr. Charles E. Young	28,104,238	3,129,349
Mark A. Zwecker	29,749,934	1,483,653

Also, at the Annual Meeting the stockholders ratified the appointment of BDO Seidman, LLP as the independent auditors of the Company for fiscal 2005. The votes for, against, abstentions and broker non-votes are as follows:

	For	Against	Abstentions And Broker Non-votes
Ratification of the Appointment of BDO Seidman, LLP as the Independent Auditors	31,152,773	64,309	16,505

Item 6.	Exhibits

(a)	Exhibits

10.1
Basic agreement between East Tennessee Materials and Energy Corporation and Bechtel Jacobs Company, LLC No. BA-99446F, dated September 20, 2005. Attachments to this extended agreement will be provided to the Commission upon request.

10.2
Basic agreement between East Tennessee Materials and Energy Corporation and Bechtel Jacobs Company, LLC No. BA-99447F, dated September 20, 2005. Attachments to this extended agreement will be provided to the Commission upon request.

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

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Date: November 8, 2005	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti
Chairman of the Board Chief Executive Officer

Date: November 8, 2005	By:	/s/ Richard T. Kelecy
Richard T. Kelecy
Chief Financial Officer