Form 10-K
period 2005-12-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2006-03-31
CIK 891532

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                           COMMISSION FILE NO. 1-11596

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                58-1954497
    --------------------------------       ------------------------------------
       State or other jurisdiction         (IRS Employer Identification Number)
    of incorporation or organization

  1940 N.W. 67th Place, Gainesville, FL                   32653
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

           Title of each class
      -----------------------------
      Common Stock, $.001 Par Value             NASDAQ Capital Markets

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the Registrant's voting and non-voting common equity held by nonaffiliates of the Registrant computed by reference to the closing sale price of such stock as reported by NASDAQ as of the last business day of the most recently completed second fiscal quarter (June 30, 2005), was approximately $76,216,000. For the purposes of this calculation, all executive officers and directors of the Registrant (as indicated in Item 12) are deemed to be affiliates. Capital Bank GRAWE Gruppe AG is not considered an affiliate based on representations made to the Registrant by Capital Bank. Such determination should not be deemed an admission that such directors or officers, are, in fact, affiliates of the Registrant. The Company's Common Stock is listed on the NASDAQ SmallCap market and the Boston Stock Exchange.

As of March 27, 2006, there were 44,836,926 shares of the registrant's Common Stock, $.001 par value, outstanding, excluding 988,000 shares held as treasury stock.

Documents incorporated by reference: none

================================================================================

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                                      INDEX

                                                                                                  Page No.
                                                                                                  --------
PART I

  Item 1.     Business.............................................................................   1

  Item 1A.    Risk Factors.........................................................................  13

  Item 1B.    Unresolved Staff Comments............................................................  18

  Item 2.     Properties...........................................................................  18

  Item 3.     Legal Proceedings....................................................................  19

  Item 4.     Submission of Matters to a Vote of Security Holders..................................  21

PART II

  Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters................  22

  Item 6.     Selected Financial Data..............................................................  23

  Item 7.     Management's Discussion and Analysis of Financial Condition
              And Results of Operations............................................................  24

  Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...........................  46

              Special Note Regarding Forward-Looking Statements....................................  47

  Item 8.     Financial Statements and Supplementary Data..........................................  49

  Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure..................................................  86

  Item 9A.    Controls and Procedures..............................................................  87

  Item 9B.    Other Information....................................................................  89

PART III

  Item 10.    Directors and Executive Officers of the Registrant...................................  90

  Item 11.    Executive Compensation...............................................................  94

  Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................  97

  Item 13.    Certain Relationships and Related Transactions....................................... 100

  Item 14.    Principal Accountant Fees and Services............................................... 101

PART IV

  Item 15.    Exhibits and Financial Statement Schedules........................................... 103

                                     PART I

ITEM 1.    BUSINESS

COMPANY OVERVIEW AND PRINCIPAL PRODUCTS AND SERVICES

Perma-Fix Environmental Services, Inc. (the Company, which may be referred to as we, us, or our), an environmental and technology know-how company, is a Delaware corporation, engaged through its subsidiaries, in:

o    Industrial Waste Management Services ("Industrial"), which includes:
     o Treatment, storage, processing, and disposal of hazardous and non-hazardous waste;
     o Wastewater management services, including the collection, treatment, processing and disposal of hazardous and non-hazardous wastewater; and
     o Environmental Services, including emergency response, vacuum services, marine environmental and other remediation services.
o    Nuclear Waste Management Services ("Nuclear"), which includes:
     o Treatment, storage, processing and disposal of mixed waste (which is waste that contains both low-level radioactive and hazardous waste) including on and off-site waste remediation and processing;
     o Nuclear, low-level radioactive, and mixed waste treatment, processing and disposal; and
     o Research and development of innovative ways to process low-level radioactive and mixed waste.
o    Consulting Engineering Services, which includes:
     o Consulting services regarding broad-scope environmental issues, including environmental management programs, regulatory permitting, compliance and auditing, landfill design, field testing and characterization.

We have grown through both acquisitions and internal growth. Our present objective is to focus on the efficient operation of our existing facilities, evaluate strategic acquisitions within both the Nuclear and Industrial segments, and to continue the research and development of innovative technologies for the treatment of nuclear waste, mixed waste and industrial waste.

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

SEGMENT INFORMATION AND FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

During 2005, we were engaged in three operating segments. Pursuant to FAS 131, we define an operating segment as:

o    a business activity from which we may earn revenue and incur expenses;
o whose operating results are regularly reviewed by the president and chief operating officer to make decisions about resources to be allocated and assess its performance; and
o    for which discrete financial information is available.

We therefore define our operating segments as each business line that we operate. These segments, however, exclude the Corporate headquarters, which does not generate revenue, Perma-Fix of Michigan Inc. ("PFMI") and Perma-Fix of Pittsburgh, Inc. ("PFP"), two discontinued operations.

Most of our activities are conducted nationwide, however, our Industrial segment maintains a significant focus on the Eastern and Midwest portions of the United States. We had no foreign operations or export sales during 2005.

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

Perma-Fix Treatment Services, Inc. ("PFTS") is a Resource Conservation and Recovery Act of 1976 ("RCRA") permitted treatment, storage and disposal ("TSD") facility located in Tulsa, Oklahoma. PFTS stores and treats hazardous and non-hazardous waste liquids, provides waste transportation and disposal of non-hazardous liquid waste via its on-site Class I Injection Well located at the facility. The injection well is permitted for the disposal of non-hazardous liquids and characteristic hazardous wastes that have been treated to remove the hazardous characteristic. PFTS operates a non-hazardous wastewater treatment system for oil and solids removal, a corrosive treatment system for neutralization and metals precipitation, and a container stabilization system. The injection well is controlled by a computer system to assist in achieving compliance with all applicable state and federal regulations. See "Permits and Licenses" under this Item, Item 1A "Risk Factors" and Item 3 "Legal Proceedings" for a discussion of a proposed consent order proposed by the Oklahoma Department of Environmental Quality ("ODEQ") relating to PFTS.

Perma-Fix of Dayton, Inc. ("PFD") is a RCRA permitted treatment and storage facility located in Dayton, Ohio. PFD has four main processing areas. The four production areas are a RCRA permitted treatment and storage, a centralized wastewater treatment area, a used oil recycling area, and a non-hazardous solids solidification area. Hazardous waste accepted under the RCRA permit is typically drum waste, which is bulked and sent off as a fuel, for incineration or stabilization. Wastewaters accepted at the facility include hazardous and non-hazardous wastewaters, which are treated by ultra filtration, metals precipitation and bio-degradation, including a biological wastewater process. Waste industrial oils and used motor oils are processed through high-speed centrifuges to produce a high quality fuel that is sold to and burned by industrial burners. See discussion below under "Permits and Licenses" under this Item, Item 1A "Risk Factors" and Item 3 "Legal Proceedings" for a discussion as to certain actions brought by the U.S. Environmental Protection Agency ("EPA") and others alleging that PFD does not have the proper air permits under federal and certain state Clean Air Acts.

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

Perma-Fix of Orlando, Inc. ("PFO"), is a RCRA permitted treatment and storage facility located in Orlando, Florida. PFO collects, stores and treats hazardous and non-hazardous wastes out of two processing buildings, under one of our most inclusive permits. PFO is also a transporter of hazardous waste and operates a transfer facility at the site.

Perma-Fix of South Georgia, Inc. ("PFSG"), is a RCRA permitted treatment and storage facility located in Valdosta, Georgia. PFSG provides storage, treatment and disposal services to hazardous and non-hazardous waste generators throughout the United States, in conjunction with the utilization of the PFO facility and transportation services. PFSG operates a hazardous waste storage facility that primarily blends and processes hazardous and non-hazardous waste liquids, solids and sludges into substitute fuel or as a raw material substitute in cement kilns that have been specially permitted for the processing of hazardous and non-hazardous waste.

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

For 2005, the Industrial segment accounted for approximately $40,768,000 (or 44.9%) of our total revenue, as compared to approximately $36,600,000 (or 44.4%) for 2004. See "Financial Statements and Supplementary Data" for further details.

NUCLEAR WASTE MANAGEMENT SERVICES, which includes nuclear, low-level radioactive, mixed (waste containing both hazardous and low-level radioactive constituents) hazardous and non-hazardous waste treatment, processing and disposal services through three uniquely licensed (Nuclear Regulatory Commission) and permitted (Environmental Protection Agency) treatment and storage facilities. The presence of nuclear and low-level radioactive constituents within the waste streams processed by this segment create different and unique operational, processing and permitting/licensing requirements, from those contained within the Industrial segment, as discussed below.

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

For 2005, the Nuclear business accounted for $47,245,000 (or 52.0%) of total revenue, as compared to $42,679,000 (or 51.7%) of total revenue for 2004. See "
- Dependence Upon a Single or Few Customers" and "Financial Statements and Supplementary Data" for further details and a discussion as to our Nuclear segment's contracts with the federal government or with others as a subcontractor to the federal government.

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

During 2005, environmental engineering and regulatory compliance consulting services accounted for approximately $2,853,000 (or 3.1%) of our total revenue, as compared to approximately $3,204,000 (or 3.9%) in 2004. See "Financial Statements and Supplementary Data" for further details.

IMPORTANCE OF PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

We do not believe we are dependent on any particular trademark in order to operate our business or any significant segment thereof. We have received registration through the year 2006 for the service mark "Perma-Fix" by the U.S. Patent and Trademark office.

We are active in the research and development of technologies that allow us to address certain of our customers' environmental needs. To date, our R&D efforts have resulted in the granting of six active patents and the filing of an additional two pending patent applications. Our flagship technology, the Perma-Fix Process, is a proprietary, cost effective, treatment technology that converts hazardous waste into non-hazardous material. Subsequently, we developed the Perma-Fix II process, a multi-step treatment process that converts hazardous organic components into non-hazardous material. The Perma-Fix II process is particularly important to our mixed waste strategy. We believe that at least one third of DOE mixed waste contains organic components.

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

PFD's facility utilizes a biological wasterwater process and accepts commercial wastewater for treatment through this process. The biological wastewater process is a technology which we developed utilizing our variable depth biological treatment process and several proprietary water treatment processes. The biological wastewater process is designed to remove certain organic constituents from highly organic, contaminated wastewaters. The biological wastewater process enables us to treat heavily contaminated wastewater streams, such as waste oils, phenols, and "lean" waters, at more competitive prices than traditional methods. The biological wastewater process meets the EPA's new centralized treatment standards that became effective in December of 2003.

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

During the later part of 2005, PFTS received a proposed consent order from the ODEQ that provided, among other things, that PFTS has a limited period to ensure that it is eligible for exemption from compliance with certain air related issues, alleges that PFTS failed to comply with certain RCRA related issues, including failure to make a determination as to whether it was required to comply with certain air requirements, and a proposed penalty of $336,000 (one-half to be paid in cash and the balance based on a supplemental environmental project to be approved by the ODEQ). If it is determined that PFTS was and/or is required to meet the requirements as to certain air related matters, it may also be required to have obtained a Title V air permit in order to operate the facility. PFTS and the ODEQ are negotiating how PFTS would determine whether it is exempt from the air issues in questions, the terms of the proposed consent order and the penalty, if any. See "Risk Factors" and "Legal Proceedings."

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

PFD operates a hazardous and non-hazardous waste treatment and storage facility under various permits, including a RCRA Part B permit. PFD provides wastewater pretreatment under a discharge permit with the local POTW and is a specification and off-specification used oil processor under the guidelines of the Ohio EPA. The EPA has advised PFD that it is required to operate under a Title V air permit. In connection therewith, in January 2004, the EPA issued to PFD a Finding of Violation and in September 2004, the EPA issued to PFD a Notice of Administrative Compliance Order ("Order") that, as a result, since PFD was operating without a Title V air permit and failed to install proper air pollution control equipment, and failed to meet certain administrative burdens relating to air pollution control equipment installed or modified at the site in 2000 and 2001, it has been operating in violation of the Clean Air Act and PFD has six months from the effective date of the Order to develop, submit, obtain and comply with the Order. In March 2006, EPA issued to PFD a notice of violation alleging that for a number of years PFD has operated in violation of the Ohio Administrative Code as a result of not having a Title V air permit. The EPA claims it may be able to recover up to $32,500 per day per violation in civil penalties until full compliance is achieved by PFD, plus attorney fees. PFD does not believe, and its experts have advised PFD that they do not believe, that PFD is required to obtain a Title V air permit. The EPA has referred this matter to the U.S. Department of Justice ("DOJ") for enforcement. If, however, it is determined that PFD is and was required to operate under a Title V air permit, this determination could result in substantial fines and penalties being asserted against PFD and could have a material adverse effect on PFD's operations and on us. In addition, a citizens' suit has been filed against PFD in federal court located in Dayton, Ohio, alleging, among other things, that PFD is operating in violation of the federal and Ohio state clean air laws as a result of operating without proper air permits. See "Risk Factors" and "Legal Proceedings" for further discussion as to legal proceedings relating to actions against PFD under the Clean Air Act.

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

Although two of our subsidiaries, PFTS and PFD, are involved in certain proceedings alleging that they have not obtained, or have not demonstrated that they are not required to obtain, certain air permits as discussed above in order to operate these facilities (see "Risk Factors" and "Legal Proceedings"), we believe that all of our other facilities presently have all approvals, licenses and permits necessary to enable them to conduct their business as presently conducted. . The failure of our facilities to renew any of their present approvals, licenses and permits, or the termination of any such approvals, licenses or permits, or if it is determined that PFTS or PFD is operating without proper air permits, such may have a material adverse effect on us, our operations and financial condition.

SEASONALITY

We experience a seasonal slowdown within our industrial segment operations and revenues during the winter months extending from late November through early March. The seasonality factor is a combination of poor weather conditions in the central plains and Midwestern geographical markets we serve for on-site and off-site waste management services, and the impact of reduced activities during holiday periods resulting in a decrease in revenues and earnings during such periods. Our engineering segment also experiences reduced activities and related billable hours throughout the November and December holiday periods. The DOE and DOD represent major customers for the Nuclear segment. In conjunction with the federal government's September 30 fiscal year-end, the Nuclear segment experiences seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements. Correspondingly for a period of approximately three months following September 30, the Nuclear segment is generally seasonably slow, as the governmental budgets are still being finalized, planning for the new year is occurring and we enter the holiday season. We have worked with the various government customers to smooth these shipments more evenly throughout the year, and did see some effect from these efforts during 2005.

BACKLOG

The Nuclear segment of our Company maintains a backlog of stored waste, which represents waste that has not been processed. The backlog is principally a result of the timing and complexity of the waste being brought into the facilities and the selling price per container. As of December 31, 2005, our Nuclear segment had a backlog of $16,374,000, as compared to $16,247,000, as of December 31, 2004. Additionally the time it takes to process mixed waste from the time it arrives may increase due to the types and complexities of the waste we are currently receiving. The first quarter of our fiscal year is typically our slow period and the time in which we process more of our backlog.

DEPENDENCE UPON A SINGLE OR FEW CUSTOMERS

The majority of our revenues for fiscal 2005 have been derived from hazardous, non-hazardous and mixed waste management services provided to a variety of industrial, commercial customers, retail services, and government agencies and contractors. Our customers are principally engaged in research, biotechnical development, transportation, chemicals, metal processing, electronic, automotive, petrochemical, refining and other similar industries, in addition to government agencies that include the DOE, DOD, and other federal, state and local agencies. We are not dependent upon a single customer, or a few customers. However, we have and continue to enter into, contracts with (directly or indirectly as a subcontractor) the federal government. The contracts that we are a party to with the federal government or with others as a subcontractor to the federal government, generally provide that the government may terminate on 30 days notice or renegotiate the contracts, at the government's election. Our inability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor) could have a material adverse effect on our operations and financial condition.

Our Nuclear segment has a significant relationship with Bechtel Jacobs Company, LLC. ("Bechtel Jacobs"). Bechtel Jacobs is the government-appointed manager of the environmental program for Oak Ridge, Tennessee to perform certain treatment and disposal services relating to Oak Ridge. Our initial relationship with Bechtel Jacobs began when we acquired M&EC. Prior to our acquisition of M&EC, Bechtel Jacobs had awarded M&EC three subcontracts for treatment services ("Oak Ridge contracts"). These Oak Ridge contracts have been amended for pricing modifications and have been extended through August 2007. As with most such blanket processing agreements, the Oak Ridge contracts contain no minimum or maximum processing guarantees, and may be terminated at any time pursuant to federal contracting terms and conditions. As the DOE site in Oak Ridge continues to complete certain of its clean-up milestones and moves toward completing its closure efforts, the revenue from these contracts may decline. Since being awarded the Oak Ridge contracts our relationship with Bechtel Jacobs has expanded to include other services outside of these contracts. Additionally, the Nuclear segment continues to pursue other similar or related services for environmental programs at other DOE and government sites.

Consolidated revenues from Bechtel Jacobs for 2005, total $14,940,000 or 16.5% of total revenues, as compared to $9,405,000 or 11.4% for the year ended December 31, 2004, and $13,139,000 or 16.6% for the year ended December 31, 2003. Further, waste related services we performed either directly or indirectly as a subcontractor to federal government agencies (including Bechtel Jacobs discussed above), represented $33,899,000, or 37.4% of our consolidated revenues during 2005, as compared to $31,791,000, or 38.5% of our consolidated revenues, during 2004, and $34,969,000 or 44.2% of our consolidated revenues during 2003. However, this government revenue is managed by numerous subcontractors to the government, who operate and make decisions independent of each other. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources of the Company."

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

COMPETITIVE CONDITIONS

Competition is intense within certain product lines within the Industrial segment of our business. We compete with numerous companies both large and small, that are able to provide one or more of the environmental services offered by us, certain of which may have greater financial, human and other resources than we have. However, we believe that the range of waste management and environmental consulting, treatment, processing and remediation services we provide affords us a competitive advantage with respect to certain of our more specialized competitors. We believe that the treatment processes we utilize offer a cost savings alternative to more traditional remediation and disposal methods offered by certain of our competitors. The intense competition for performing the services provided by us within the Industrial segment, has resulted in reduced gross margin levels for certain of those services.

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

CAPITAL SPENDING, CERTAIN ENVIRONMENTAL EXPENDITURES AND POTENTIAL ENVIRONMENTAL LIABILITIES

During 2005, we spent approximately $2,616,000 in capital expenditures, which was principally for the expansion and improvements to our operating facilities. This 2005 capital spending total includes $517,000, which was financed. We have budgeted approximately $6,800,000 for 2006 capital expenditures, to improve and expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing and to maintain permit compliance requirements. Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether. We have traditionally incurred actual capital spending totals for a given year less than initial budget amount. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects. We have also budgeted for 2006 approximately $1,107,000 to comply with federal, state, and local regulations in connection with remediation activities at our facilities. See Note 10 to Notes to Consolidated Financial Statements. However, there is no assurance that we will have the funds available for such budgeted expenditures. The above budgeted amounts for capital expenditures assumes that neither PFD nor PFTS is required to have a Title V air permit in connection with its operations. If it is determined that either PFTS or PFD is required to have a Title V air permit, we anticipate that substantial additional capital expenditures will be required in order to bring that facility into compliance with Title V air permit requirements. We do not have reliable estimates of the cost of such additional capital expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources of the Company."

In June 1994, we acquired PFD. The former owners of PFD had merged Environmental Processing Services, Inc. ("EPS") with PFD. The party that sold PFD to us agreed to indemnify us for costs associated with remediating the property leased by EPS ("Leased Property"). Such remediation involves soil and/or groundwater restoration. The Leased Property used by EPS to operate its facility is separate and apart from the property on which PFD's facility is located. The contamination of the leased property occurred prior to PFD being acquired by us. During 1995, in conjunction with the bankruptcy filing by the selling party, we recognized an environmental liability of approximately $1,200,000 for remedial activities at the Leased Property. We have accrued approximately $785,000, at December 31, 2005, for the estimated, remaining costs of remediating the Leased Property used by EPS, which will extend over the next two to seven years.

In conjunction with the acquisition of Perma-Fix of Memphis, Inc. ("PFM"), we assumed and recorded certain liabilities to remediate gasoline contaminated groundwater and investigate, under the hazardous and solid waste amendments, potential areas of soil contamination on PFM's property. Prior to our ownership of PFM, the owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities. We have accrued approximately $588,000, at December 31, 2005, for the estimated, remaining costs of remediating the groundwater contamination.

In conjunction with the acquisition of PFSG during 1999, we recognized an environmental accrual of $2,199,000 for estimated long-term costs to remove contaminated soil and to undergo ground water remediation activities at the acquired facility in Valdosta, Georgia. Initial valuation has been completed, along with the selection of the remedial process, and the planning and approval process. The remedial activities began in 2003. We have accrued approximately $526,000, at December 31, 2005, to complete remediation of the facility, which we anticipate spending over the next two to five years.

In conjunction with an oil spill at PFTS, we accrued approximately $69,000 to remediate the contaminated soil and ground water at this location. As of December 31, 2005, we have accrued approximately $50,000, for the estimated remaining cost to remediate the area. We expect to complete spending on this remedial project over the next two years.

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

As a result of the discontinuation of operation at the PFMI facility, we are required to complete certain closure and remediation activities pursuant to our RCRA permit. Also, in order to close and dispose of or sell the facility, we may have to complete certain additional remediation activities related to the land, building, and equipment. The extent and cost of the clean-up and remediation will be determined by state mandated requirements, the extent to which is not known at this time. Also, impacting this estimate is the level of contamination discovered, as we begin remediation, and the related clean-up standards which must be met in order to dispose of or sell the facility. We engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we originally recorded an additional $2,373,000 to arrive at our best estimate of the cost of this environmental closure and remediation liability, of $2,464,000. We are unclear as to the extent of remediation necessary to dispose of or sell the facility and to what extent the state will require us to remediate the contamination. We have spent approximately $555,000 of this closure cost estimate. We have $1,909,000 accrued for the closure, as of December 31, 2005, and we anticipate spending $193,000 in 2006 with the remainder over the next two to seven years.

In conjunction with the acquisition of PFP in March 2004, we accrued $150,000 in environmental liabilities as our best estimate of the cost to remediate and restore this leased property back to its original condition. The liability estimate is based on an environmental assessment completed by a third party as part of the due diligence work prior to acquisition. The Company operated a non-hazardous waste water facility on this leased property. Effective November 2005, we discontinued operations at PFP, and began the clean-up process to remediate and restore the leased property. As of December 31, 2005, we had $146,000 accrued for these remediation costs, and we completed and released this property during February 2006.

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

RESEARCH AND DEVELOPMENT

Innovation and technical know-how by our operations is very important to the success of our business. Our goal is to discover, develop and bring to market innovative ways to process waste that address unmet environmental needs. We conduct research internally, and also through collaborations with other third parties. The majority of our research activities are performed as we receive new and unique waste to treat, as such we recognize these expenses as a part of our processing costs. We feel that our investments in research have been rewarded by the discovery of the Perma-Fix Process and the Perma-Fix II process. Our competitors also devote resources to research and development and many such competitors have greater resources at their disposal than we do. We have estimated that during 2003, 2004, and 2005, we spent approximately $661,000, $433,000, and $489,000, respectively, in Company-sponsored research and development activities.

NUMBER OF EMPLOYEES

In our service-driven business, our employees are vital to our success. We believe we have good relationships with our employees. As of December 31, 2005, we employed approximately 481 full time persons, of which approximately 16 were assigned to our Corporate office, approximately 37 were assigned to our Operations Headquarters, approximately 22 to our Consulting Engineering Services segment, approximately 210 to the Industrial segment, and approximately 196 to the Nuclear segment. We have no union employees at any of our segments.

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

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining, and at all times while operating under our permits, we are required to provide financial assurance that guarantees to the states that, in the event of closure, our permitted facilities will be closed in accordance with the regulations. The policy provides $35 million of financial assurance coverage, and thus far have provided $29 million in financial assurance.

ITEM 1A.   RISK FACTORS

The following are certain risk factors that could affect our business, financial performance, and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Form 10-K, as the forward-looking statements are based on current expectations, and actual results and conditions could differ materially from the current expectations. Investing in our securities involves a high degree of risk, and before making an investment decision, you should carefully consider these risk factors as well as other information we include or incorporate by reference in the other reports we file with the Securities and Exchange Commission ("SEC").

OUR INDUSTRIAL SEGMENT HAS SUSTAINED LOSSES FOR THE PAST SIX YEARS, INCLUDING 2005.

Our Industrial segment has sustained losses in each year since 2000. The Industrial segment represented approximately 44.9% of our consolidated net revenues in 2005, as compared to 44.4% in 2004, and 24.2% of our total assets as of December 31, 2005. During 2005, we restructured the management of this segment by replacing most of its operating officers and in 2005 we appointed a chief operating officer to oversee this segment, as well as, the Nuclear segment, in an effort to return this segment to profitability. If our Industrial segment fails to become profitable on an annualized basis in the foreseeable future, this could have a material adverse effect on our results of operations, liquidity and our potential growth. The Industrial segment's failure to become profitable could also result in further facility closures or the sale of certain facilities with this segment, as well as possible future impairments of permits or fixed assets.

THE INABILITY TO MAINTAIN EXISTING GOVERNMENT CONTRACTS OR WIN NEW GOVERNMENT CONTRACTS OVER AN EXTENDED PERIOD COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS AND ADVERSELY AFFECT OUR FUTURE REVENUES.

Most of our government contracts or our subcontracts granted under government contracts are awarded through a regulated competitive bidding process. Some government contracts are awarded to multiple competitors, which increases overall competition and pricing pressure and may require us to make sustained post-award efforts to realize revenues under these government contracts. In addition, government clients can generally terminate or modify their contracts at their convenience.

Currently, a material amount of our Nuclear segment's revenues are generated through various U.S. government contracts or subcontracts involving the U.S. government. Our revenues from government sources were approximately $33,899,000 and $31,791,000, representing 37.4% and 38.5%, respectively, of our consolidated revenues for 2005 and 2004. If we fail to maintain or replace these relationships, our revenues and future operations could be adversely affected.

IF WE CANNOT MAINTAIN OUR GOVERNMENTAL PERMITS OR CANNOT OBTAIN REQUIRED PERMITS, WE MAY NOT BE ABLE TO CONTINUE OR EXPAND OUR OPERATIONS.

We are a waste management company. Our business is subject to extensive, evolving, and increasingly stringent federal, state, and local environmental laws and regulations. Such federal, state, and local environmental laws and regulations govern our activities regarding the treatment, storage, recycling, disposal, and transportation of hazardous and non-hazardous waste and low-level radioactive waste. We must obtain and maintain permits, licenses and/or approvals to conduct these activities in compliance with such laws and regulations. Failure to obtain and maintain the required permits, licenses and/or approvals would have a material adverse effect on our operations and financial condition. If we are unable to maintain our currently held permits, licenses, and/or approvals or obtain any additional permits, licenses and/or approvals which may be required as we expand our operations, we may not be able to continue certain of our operations.

THE SIGNIFICANT AMOUNT OF OUTSTANDING WARRANTS AND OPTIONS COULD AFFECT OUR STOCK PERFORMANCE.

As of December 31, 2005, we had outstanding Warrants to purchase 10,267,780 shares of Common Stock at exercise prices from $1.44 to $2.92 per share, and outstanding Options to purchase 2,846,750 shares of our Common Stock at exercise prices of $1.00 to $3.00 per share. The existence of this quantity of rights to purchase our Common Stock could result in a significant dilution in the percentage ownership interest of our stockholders and the dilution in ownership value. Future sales of the shares issuable could also depress the market price of our Common stock.

THE PRICE OF OUR COMMON STOCK IS VOLATILE.

The trading price of our Common Stock has historically been volatile, and subject to large swings over short periods of time. We believe that the changes in our stock price are affected by our lack of operating results and the failure to meet expectations of our investors, as well as the public's perception of the impact of economic events related to our business and other factors beyond our control. Public perception can change quickly and without any developments or changes in our business. As a result of the volatility of our Common Stock, an investment in our stock holds significant risk.

THE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK MAY ALSO RESULT IN A CHANGE IN CONTROL.

The exercise of our currently outstanding warrants could result in a substantial number of shares being held by one or more groups acting in concert. In that event, such group or groups may have the ability to cause a change in control under our Credit Agreement. Our Credit Facility provides that a change of control will occur if (a) Dr. Louis F. Centofanti, our Chairman, President, and Chief Executive Officer, or Richard T. Kelecy, our Chief Financial Officer, ceases to serve as a senior executive officer in substantially the same capacity as served on the date of the Credit Facility or (b) the persons who were members of our Board on the closing of the Credit Facility cease to constitute 50% of our Board. Each of these events could be an event of default under the terms of the Credit facility. If anyone or a group were to successfully attempt to cause any of these changes in our management or Board, we could be in default under our loan agreement. As discussed in Part III, Item 10 - Directors and Executive Officers of the Registrant, our Chief Financial Officer, Richard T. Kelecy resigned his executive officer positions with the Company. We have been in contact with the holders of our credit facility, and they have informed us of their intent to waive the technical default that was created by Mr. Kelecy's resignation.

LOSS OF CERTAIN KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

Our success depends on the contributions of our key management, environmental and engineering personnel, especially Dr. Louis F. Centofanti, Chairman, President, and Chief Executive Officer. The loss of Dr. Centofanti could have a material adverse effect on our operations, revenues, prospects, and our ability to raise additional funds. Our future success depends on our ability to retain and expand our staff of qualified personnel, including environmental specialists and technicians, sales personnel, and engineers. Without qualified personnel, we may incur delays in rendering our services or be unable to render certain services. We cannot be certain that we will be successful in our efforts to attract and retain qualified personnel as their availability is limited due to the demand for hazardous waste management services and the highly competitive nature of the hazardous waste management industry. We do not maintain key person insurance on any of our employees, officers, or directors.

GOVERNMENTAL AGENCIES ARE ASSERTING THAT TWO OF OUR TSD FACILITIES WERE AND ARE REQUIRED TO HAVE OBTAINED A TITLE V AIR PERMIT TO OPERATE, WHICH, IF CORRECT, MAY HAVE A MATERIAL ADVERSE EFFECT ON US.

The EPA has asserted that the Dayton, Ohio TSD facility owned by one of our subsidiaries has been for several years required to have obtained a Title V air permit in order to operate the facility. The ODEQ is asserting that the TSD facility located in Tulsa, Oklahoma, owned by another subsidiary of ours is required to have complied with certain air regulations under certain environmental laws and regulations, which, if correct, would require this facility to have obtained a Title V air permit in order to operate. These facilities have not obtained a Title V air permit. The EPA has referred the matter regarding the Dayton facility to the DOJ for enforcement. If either facility, was or is required to have obtained a Title V air permit in order to operate, that facility would be required to perform substantial modifications in order to comply with Title V air permit requirements and the failure to have obtained this permit by one or both of these facilities could subject that facility to substantial penalties and may have a material adverse effect on that facility's operations and on us.

WE BELIEVE OUR PROPRIETARY TECHNOLOGY IS IMPORTANT TO US.

We believe that it is important that we maintain our proprietary technologies. There can be no assurance that the steps taken by us to protect our proprietary technologies will be adequate to prevent misappropriation of these technologies by third parties. Misappropriation of our proprietary technology could have an adverse effect on our operations and financial condition. Changes to current environmental laws and regulations also could limit the use of our proprietary technology.

CHANGES IN ENVIRONMENTAL REGULATIONS AND ENFORCEMENT POLICIES COULD SUBJECT US TO ADDITIONAL LIABILITY AND ADVERSELY AFFECT OUR ABILITY TO CONTINUE CERTAIN OPERATIONS.

We cannot predict the extent to which our operations may be affected by future governmental enforcement policies as applied to existing laws, by changes to current environmental laws and regulations, or by the enactment of new environmental laws and regulations. Any predictions regarding possible liability under such laws are complicated further by current environmental laws which provide that we could be liable, jointly and severally, for certain activities of third parties over whom we have limited or no control.

A CLOSURE OF THE END DISPOSAL SITE THAT OUR NUCLEAR SEGMENT UTILIZES TO DISPOSE OF OUR WASTE COULD SUBJECT US TO SIGNIFICANT RISK AND LIMIT OUR OPERATIONS.

Our Nuclear segment has limited options available for disposal of its waste. If this disposal site ceases to accept waste or closes for any reason or refuses to accept the waste of our nuclear segment, we could have nowhere to dispose of our Nuclear waste or have significantly increased costs from disposal alternatives. With nowhere to dispose of our nuclear waste, we would be subject to significant risk from the implications of storing the waste on our site, and we would have to limit our operations to accept only waste that we can dispose of.

OUR INDUSTRIAL SEGMENT AND NUCLEAR SEGMENT SUBJECT US TO SUBSTANTIAL POTENTIAL ENVIRONMENTAL LIABILITY.

Our business of rendering services in connection with management of waste, including certain types of hazardous waste, low-level radioactive waste, and mixed waste (waste containing both hazardous and low-level radioactive waste), subjects us to risks of liability for damages. Such liability could involve, without limitation:

o claims for clean-up costs, personal injury or damage to the environment in cases in which we are held responsible for the release of hazardous or radioactive materials;
o claims of employees, customers, or third parties for personal injury or property damage occurring in the course of our operations; and
o claims alleging negligence or professional errors or omissions in the planning or performance of our services.

Our operations are subject to numerous environmental laws and regulations. We have in the past, and could in the future, be subject to substantial fines, penalties, and sanctions for violations of environmental laws and substantial expenditures as a responsible party for the cost of remediating any property which may be contaminated by hazardous substances generated by us and disposed at such property, or transported by us to a site selected by us, including properties we own or lease.

AS OUR OPERATIONS EXPAND, WE MAY BE SUBJECT TO INCREASED LITIGATION, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR FUTURE FINANCIAL RESULTS.

Our operations are highly regulated and we are subject to numerous laws and regulations regarding procedures for waste treatment, storage, recycling, transportation, and disposal activities, all of which may provide the basis for litigation against us. In recent years, the waste treatment industry has experienced a significant increase in so-called "toxic-tort" litigation as those injured by contamination seek to recover for personal injuries or property damage. We believe that, as our operations and activities expand, there will be a similar increase in the potential for litigation alleging that we have violated environmental laws or regulations or are responsible for contamination or pollution caused by our normal operations, negligence or other misconduct, or for accidents, which occur in the course of our business activities. Such litigation, if significant and not adequately insured against, could adversely affect our financial condition and our ability to fund our operations. Protracted litigation would likely cause us to spend significant amounts of our time, effort, and money. This could prevent our management from focusing on our operations and expansion.

IF WE CANNOT MAINTAIN ADEQUATE INSURANCE COVERAGE, WE WILL BE UNABLE TO CONTINUE CERTAIN OPERATIONS.

Our business exposes us to various risks, including claims for causing damage to property and injuries to persons that may involve allegations of negligence or professional errors or omissions in the performance of our services. Such claims could be substantial. We believe that our insurance coverage is presently adequate and similar to, or greater than, the coverage maintained by other companies in the industry of our size. If we are unable to obtain adequate or required insurance coverage in the future, or if our insurance is not available at affordable rates, we would violate our permit conditions and other requirements of the environmental laws, rules, and regulations under which we operate. Such violations would render us unable to continue certain of our operations. These events would have a material adverse effect on our financial condition.

OUR OPERATIONS ARE SUBJECT TO SEASONAL FACTORS, WHICH CAUSE OUR REVENUES TO FLUCTUATE.

We have historically experienced reduced revenues and losses during the first and fourth quarters of our fiscal years due to a seasonal slowdown in operations from poor weather conditions and overall reduced activities during these periods. During our second and third fiscal quarters there has historically been an increase in revenues and operating profits. If we do not continue to have increased revenues and profitability during the second and third fiscal quarters, this will have a material adverse effect on our results of operations and liquidity.

OUR INDUSTRIAL SEGMENT OPERATES IN A HIGHLY COMPETITIVE MARKET AND FACES SIGNIFICANT COMPETITION FROM VARIOUS COMPANIES THAT MAY HAVE GREATER FINANCIAL, HUMAN AND OTHER RESOURCES THAN WE DO, INHIBITING US FROM COMPETING EFFECTIVELY.

Certain waste services within our Industrial segment are extremely competitive, and many of our competitors have substantially greater resources than we do. We could experience further reduced revenues and gross margin levels, as a result of price reductions in order to retain customers and remain competitive.

IF ENVIRONMENTAL REGULATION OR ENFORCEMENT IS RELAXED, THE DEMAND FOR OUR SERVICES WILL DECREASE.

The demand for our services is substantially dependent upon the public's concern with, and the continuation and proliferation of, the laws and regulations governing the treatment, storage, recycling, and disposal of hazardous, non-hazardous, and low-level radioactive waste. A decrease in the level of public concern, the repeal or modification of these laws, or any significant relaxation of regulations relating to the treatment, storage, recycling, and disposal of hazardous waste and low-level radioactive waste would significantly reduce the demand for our services and could have a material adverse effect on our operations and financial condition. We are not aware of any current federal or state government or agency efforts in which a moratorium or limitation has been, or will be, placed upon the creation of new hazardous or radioactive waste regulations that would have a material adverse effect on us; however, no assurance can be made that such a moratorium or limitation will not be implemented in the future.

OUR AMOUNT OF DEBT AND FLOATING RATES OF INTEREST COULD ADVERSELY AFFECT OUR OPERATIONS.

At December 31, 2005, our aggregate consolidated debt was approximately $13,375,000. If our floating rates of interest experienced an upward increase of 1%, our debt service would increase by approximately $134,000 annually. Our secured revolving credit facility (the "Credit Facility") provides for an aggregate commitment of $25 million, consisting of an $18 million revolving line of credit and a term loan of $7 million. The maximum we can borrow under the revolving part of the Credit Facility is based on a percentage of the amount of our eligible receivables outstanding at any one time. The Credit Facility is due May, 2008. As of December 31, 2005, we had borrowings under the revolving part of our Credit

Facility of $2,447,000 and borrowing availability of up to an additional $12,964,000 based on our outstanding eligible receivables. Although we have reduced our overall indebtedness significantly, a lack of operating results could have material adverse consequences on our ability to operate our business.

Our ability to make principal and interest payments, or to refinance indebtedness, will depend on both our and our subsidiaries' future operating performance and cash flow. Prevailing economic conditions, interest rate levels, and financial, competitive, business, and other factors affect us. Many of these factors are beyond our control.

WE DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE.

Since our inception, we have not paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our credit facility prohibits us from paying cash dividends on our common stock.

WE MAY BE UNABLE TO UTILIZE LOSS CARRYFORWARDS IN THE FUTURE.

We have approximately $21.0 million in net operating loss carryforwards which will expire from 2007 to 2024 if not used against future federal income tax liabilities. Our net loss carryforwards are subject to various limitations. We anticipate the net loss carryforwards will be used to reduce the federal income tax payments which we would otherwise be required to make with respect to income, if any, generated in future years.

DELAWARE LAW, CERTAIN OF OUR CHARTER PROVISIONS, OUR STOCK OPTION PLANS AND OUTSTANDING WARRANTS AND OUR PREFERRED STOCK MAY INHIBIT A CHANGE OF CONTROL UNDER CIRCUMSTANCES THAT COULD GIVE YOU AN OPPORTUNITY TO REALIZE A PREMIUM OVER PREVAILING MARKET PRICES.

We are a Delaware corporation governed, in part, by the provisions of Section 203 of the General Corporation Law of Delaware, an anti-takeover law. In general, Section 203 prohibits a Delaware public corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business contribution is approved in a prescribed manner. As a result of Section 203, potential acquirers may be discouraged from attempting to effect acquisition transactions with us, thereby possibly depriving our security holders of certain opportunities to sell, or otherwise dispose of, such securities at above-market prices pursuant to such transactions. Further, certain of our option plans provide for the immediate acceleration of, and removal of restrictions from, options and other awards under such plans upon a "change of control" (as defined in the respective plans). Such provisions may also have the result of discouraging acquisition of us.

We have authorized and unissued (including shares held in treasury) 30,174,084 shares of Common Stock and 2,000,000 shares of preferred stock as of December 31, 2005. These unissued shares could be used by our management to make it more difficult, and thereby discourage, an attempt to acquire control of us.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None

ITEM 2.    PROPERTIES

Our principal executive office is in Gainesville, Florida. Our Operations headquarters is located in Oak Ridge, Tennessee, our Industrial segment facilities are located in Orlando and Ft. Lauderdale, Florida; Dayton, Ohio; Tulsa, Oklahoma; Valdosta, Georgia; and Baltimore, Maryland. Our Nuclear segment facilities are located in Gainesville, Florida; Kingston, Tennessee; and Oak Ridge, Tennessee. Our Consulting Engineering Services are located in St. Louis, Missouri. We also maintain Field Services offices in Jacksonville, Florida; Honolulu, Hawaii; Memphis, Tennessee; Stafford, Virginia; and Salisbury, Maryland.

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

ITEM 3.    LEGAL PROCEEDINGS

In December, 2005, TIFORP Group Holdings, LLC ("TIFORP") and others sued us, our subsidiary, PFMI, and others in the Michigan Circuit Court for the County of Wayne, Case No. 05-534619. Plaintiffs are alleging that we and PFMI breached a confidentiality agreement with TIFORP, and are liable in damages under legal theories of fraud, conversion of proprietary information and breach of confidentiality agreement. The only confidentiality agreement between us and/or PFMI and TIFORP was in the November 10, 2004 letter of intent. It provides basically that the financial information obtained in the negotiations would be kept in confidence. The letter of intent also provided that the letter was not binding and did not create any legal rights or obligations in either party. The negotiations did not culminate in a sale of the subject property. TIFORP and the other Plaintiffs assert that there are damages due to lost revenues in excess of $4.5 million. PESI and PFMI have denied any liability and intend to defend the case vigorously. We are currently in the discovery phase of the lawsuit, particularly addressing the exchange of information through written discovery requests.

During the later part of 2005, PFTS, one of our subsidiaries, received a proposed consent order from the ODEQ regarding PFTS's Tulsa facility. The proposed consent order, among other things:

o provides that PFTS has a limited period to complete all work necessary to ensure that PFTS is eligible for exemption under various provisions of the Oklahoma Hazardous Waste Management, the Oklahoma Clean Air Act and the ODEQ rules promulgated thereunder relating to air issues (subparts BB, CC and DD);
o alleges that PFTS has one or more operations that failed to properly mark or label containers; failed to comply with the maximum containment area volumes in its operating permit; failed to operate in a manner to prevent degradation of the environment; failed to maintain the integrity of the cap over a closed surface impoundment; stored hazardous waste in an area not allowed by its permit; failed to maintain certain records; failed to comply with certain requirements under subparts BB, CC and DD; and failed to make a determination for exemption from the air issue requirements of subpart CC and DD; and
o proposes a total penalty of $336,000, payable one-half in cash and the balance based on a supplemental environmental project approved by the ODEQ.

PFTS has corrected any storage and marking issues, and PFTS and the ODEQ are in the process of negotiating the terms of the proposed consent order, including, but not limited to, the penalty amount, if any. If it is determined that PFTS is required to meet the requirements of subpart DD, it will also be required to apply for and obtain a Title V air permit in order to operate the facility.

On February 24, 2003, M&EC, commenced legal proceedings against Bechtel Jacobs Company, LLC, in the chancery court for Knox County, Tennessee, seeking payment from Bechtel Jacobs of approximately $4.3 million in surcharges relating to certain wastes that were treated by M&EC during 2001 and 2002. M&EC is operating primarily under three subcontracts with Bechtel Jacobs, which were awarded under contracts between Bechtel Jacobs and the U.S. Department of Energy. M&EC and Bechtel Jacobs had been discussing these surcharges under the subcontracts for over a year prior to filing the suit. During 2003, M&EC recognized revenue and recorded a receivable in the amount of $381,000 related to these surcharges. The revenues generated by M&EC with Bechtel Jacobs represented approximately 16.5% and 11.3% of our 2005 and 2004 total revenues, respectively. Since the filing of this lawsuit, Bechtel Jacobs has continued to deliver waste to M&EC for treatment and disposal, and M&EC continues to accept such waste, under the subcontracts, and M&EC and Bechtel Jacobs have entered into an additional contract for M&EC to treat DOE waste. Although we do not believe that this lawsuit will have a material adverse effect on our operations, Bechtel Jacobs could terminate the subcontracts with M&EC, as either party can terminate the subcontracts at any time.

In January 2004, the EPA issued to PFD a Finding of Violation and in September 2004, PFD received an Administrative Compliance Order ("Order") from EPA alleging that PFD was a "major source" of potential hazardous air pollutants and, as a major source, PFD was required to have obtained a Title V air permit in connection with its operations, and thereby was not in compliance with provisions of the Clean Air Act (the "Act") and/or regulations thereunder applicable to a major source, and, as a result, PFD also failed to install proper air pollution equipment and failed to meet certain administrative burdens relating to equipment that was constructed or modified at PFD's facility in 2000 and 2001. The Order further provides that PFD has six months from the effective date of the Order, to develop, submit, obtain and comply with numerous costly and burdensome compliance initiatives applicable to one that is a major source of potential hazardous air pollutants and to submit an application to the State of Ohio for a Title V air permit, which six month period expired. The Order did not assert any penalties or fines but provided that PFD is not absolved of any liabilities, including liability for penalties, for the alleged violations cited in the Order, and that failure to comply with the Order may subject PFD to penalties up to $32,500 per day for each violation, plus attorney fees. In addition, during March 2006, EPA issued to PFD a notice of violation alleging that for a number of years PFD has been in violation of certain provisions of the Act as a result of expanding and operating certain of its operations without having applied for and having obtained certain air permits required under the Ohio Administrative Code. PFD has met with the EPA on several occasions, and the EPA and PFD have not yet been able to resolve this matter. We have retained environmental consultants who have advised us that, based on the tests that they have performed, they do not believe that PFD is a major source of hazardous air pollutants. We have been further advised by counsel that if PFD is not a major source of hazardous air pollutants, PFD would not be required to obtain a Title V air permit, would not have violated the provisions of the Act alleged in the Order and would not be required to comply with the costly and burdensome compliance initiatives contained in the Order. The EPA has referred this matter to the U.S. Department of Justice to enforce the Order in a court of competent jurisdiction and seek penalties for the alleged violations and failure to comply with the Order. If the government brings an enforcement proceeding against PFD, PFD may assert its defenses, including, but not limited to, any constitutional arguments that it may have. A determination that PFD was a major source of hazardous air pollutants and required to comply with the Order could have a material adverse effect on us. We intend that PFD will vigorously defend itself in connection with this matter.

In December 2004, PFD received a complaint brought under the citizen's suit provisions of the Clean Air Act in the United States District Court for the Southern District of Ohio, Western District, styled Barbara Fisher v. Perma-Fix of Dayton, Inc. The suit alleges violation by PFD of a number of state and federal clean air statutes in connection with the operation of PFD's facility, primarily due to the operating PFD's facility without a Title V air permit, and further alleges that air emissions from PFD's facility endanger the health of the public and constitutes a nuisance in violation of Ohio law. The action seeks injunctive relief, imposition of civil penalties, attorney fees and costs and other forms of relief. We intend to vigorously defend ourselves in connection with this matter. See above discussion as to the administrative proceedings instituted by the EPA against PFD.

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

During February 2003, PFMI received a letter alleging that PFMI owed Reliance Insurance Company, in liquidation, the sum of $515,000 as a result of retrospective premiums under a retroactive premium agreement. In November 2003, PFMI received a second letter alleging that PFMI owed Reliance Insurance Company, in liquidation, the sum of $583,000, reflecting an adjustment to the original amount of retrospective premiums under a retroactive premium agreement. Our counsel responded and advised that PFMI had numerous defenses to the demand, including, but not limited to, that the policy expired almost eight years ago and failure to adjust the premiums in a timely manner violated the agreement between the Company and Reliance and that under Michigan law it is deemed to be an unfair and deceptive act or practice in the business of insurance for an insurer to fail to complete a final audit within 120 days after termination of the policy. Although we had previously accrued approximately $217,000 in connection with this matter, during the later part of 2005, we settled this litigation by agreeing to pay approximately $108,000 to Reliance, which was paid in March 2006.

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

None

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock, is traded on the NASDAQ SmallCap Market ("NASDAQ") and the Boston Stock Exchange ("BSE") under the symbol "PESI" on both NASDAQ and BSE. The following table sets forth the high and low market trade prices quoted for the Common Stock during the periods shown. The source of such quotations and information is the NASDAQ online trading history reports.

                                 2005            2004
                            --------------  --------------
                             Low     High    Low     High
                            ------  ------  ------  ------
Common Stock   1st Quarter  $ 1.54  $ 1.98  $ 2.17  $ 3.79
               2nd Quarter    1.58    2.00    1.57    2.33
               3rd Quarter    1.74    3.00    1.44    1.91
               4th Quarter    1.50    2.49    1.20    1.85

Such over-the-counter market quotations reflect inter-dealer prices, without retail markups or commissions and may not represent actual transactions.

As of March 7, 2006, there were approximately 259 stockholders of record of our Common Stock, including brokerage firms and/or clearing houses holding shares of our Common Stock for their clientele (with each brokerage house and/or clearing house being considered as one holder). However, the total number of beneficial stockholders as of March 7, 2006, was approximately 3,625.

Since our inception, we have not paid any cash dividends on our Common Stock and have no dividend policy. Our loan agreement prohibits paying any cash dividends on our Common Stock without prior approval from the lender.

No sales of unregistered securities, other than the securities sold by us during 2005, as reported in our Forms 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, which were not registered under the Securities Act of 1933, as amended, were issued during 2005.

ITEM 6.    SELECTED FINANCIAL DATA

The financial data included in this table has been derived from our audited consolidated financial statements, which have been audited by BDO Seidman, LLP. Certain prior year amounts have been reclassified to conform with current year presentations. Additionally, revenues and income (loss) from discontinued operations have been reclassified from continuing operations. Amounts are in thousands, except for share amounts.

STATEMENT OF OPERATIONS DATA:

                                                   2005         2004(2)        2003          2002         2001(1)
                                               ------------  ------------  ------------  ------------  ------------
Revenues                                       $     90,866  $     82,483  $     79,153  $     77,778  $     68,890
Income (loss) from continuing operations              3,069        (9,577)        3,644         2,677          (954)
Income (loss) from discontinued operations              670        (9,784)         (526)         (475)          352
  Net income (loss)                                   3,739       (19,361)        3,118         2,202          (602)
Preferred Stock dividends                              (156)         (190)         (189)         (158)         (145)
  Net income (loss) applicable to
   Common Stock                                       3,583       (19,551)        2,929         2,044          (747)
Income (loss) per common share - Basic
  Continuing operations                                 .07          (.24)          .10           .07          (.04)
  Discontinued operations                               .01          (.24)         (.02)         (.01)          .01
  Net income (loss) per share                           .08          (.48)          .08           .06          (.03)
Income (loss) per common share - Diluted
  Continuing operations                                 .07          (.24)          .09           .06          (.04)
  Discontinued operations                               .01          (.24)         (.01)         (.01)          .01
  Net income (loss) per share                           .08          (.48)          .08           .05          (.03)
Basic number of shares used in computing
  net income (loss) per share                        42,605        40,478        34,982        34,217        27,235
Diluted number of shares and potential
  common shares used in computing
  net income (loss) per share                        44,804        40,478        39,436        42,618        27,235


BALANCE SHEET DATA:

                                                                           December 31,
                                               --------------------------------------------------------------------
                                                   2005          2004          2003          2002          2001
                                               ------------  ------------  ------------  ------------  ------------
Working capital (deficit)                      $      5,916  $       (497) $      4,159  $        731  $        134
Total assets                                         98,525       100,455       110,215       105,825        99,137
Current and long-term debt                           13,375        18,956        29,088        30,515        31,146
Total liabilities                                    50,087        56,922        58,488        59,955        56,011
Preferred Stock of subsidiary                         1,285         1,285         1,285         1,285         1,285
Stockholders' equity                                 47,153        42,248        50,442        44,585        41,841

(1) Includes financial data of M&EC as acquired during 2001 and accounted for using the purchase method of accounting from the date of acquisition, June 25, 2001.

(2) Includes financial data of PFMD and PFP as acquired during 2004 and accounted for using the purchase method of accounting from the date of acquisition, March 23, 2004.

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

OVERVIEW

Looking back at 2005, we are very pleased with the growth and profitability that we were able to achieve. We reported record revenue of $90,866,000 and record net income applicable to Common Stock of $3,583,000 for the year ended December 31, 2005. This is after coming out of a difficult and challenging year in 2004, which included the continued restructuring of our Industrial segment, and related asset write downs, goodwill and other intangible asset impairment and the discontinuation of our Michigan facility. Our Nuclear segment continues to grow year over year, from $6,997,000 in revenue in 1999 to $47,245,000 in 2005 and it continues to drive our profitability, achieving $10,141,000 of segment profit in 2005, an increase of 10% over 2004. The backlog of stored waste within the Nuclear segment remains favorable at $16,374,000 at December 31, 2005, and we continued our expansion into the mixed waste and Nuclear markets and to receive new contract awards. The Industrial segment has been a challenge for us for a number of years now. Although our Industrial segment continued to sustain losses in 2005, it was able to achieve revenue growth in 2005, to a level of $40,768,000, an increase of 11% over 2004. This increase was reflected within our commercial waste market, which came principally from our expanded contract with a national home improvement chain, which was subsequently cancelled in November of 2005, and from the full year of revenue from the facility acquired in March of 2004. The Industrial segment reported a significant improvement in their segment loss from 2004 to 2005 due in large part to the charges that were recorded in 2004 for the above discussed items. We have spent a great deal of time evaluating each Industrial facility, their contracts, customer base and processing capabilities / expertise in an effort to refocus their management direction, which we are just beginning to see the benefits from. Operational and sales related changes are being made and where near term improvements are not identified, further actions are taken, as was demonstrated with the closure and discontinued operations of the Pittsburgh Industrial facility in November of 2005. We are heavily dependent on the Nuclear segment for our overall profitability and continue to evaluate and improve the operations of the Industrial segment. We continue to strengthen our balance sheet and improve our liquidity position. Our working capital position at December 31, 2005 improved $6,413,000 to a balance of $5,916,000. Our long term debt balance at year end was reduced $5,581,000 from December 31, 2004, to a balance of $13,375,000. Our revolving credit line with PNC Bank has been reduced from $6,480,000 at December 31, 2004 to $2,447,000 at December 31, 2005 and our borrowing availability under our revolving credit facility was a record $12,964,000 at the end of the year based on eligible receivables.

RESULTS OF OPERATIONS

The reporting of financial results and pertinent discussions are tailored to three reportable segments: Industrial Waste Management Services ("Industrial"), Nuclear Waste Management Services ("Nuclear") and Consulting Engineering Services ("Engineering").

Below are the results of operations for our years ended December 31, 2005, 2004, and 2003 (amounts in thousands:

(Consolidated)                                2005           %           2004            %            2003           %
----------------------------------------   ----------    ----------    ---------     ----------    ----------    ----------
Net Revenues                               $   90,866         100.0    $   82,483         100.0    $   79,153         100.0
Cost of goods sold                             65,470          72.1        58,770          71.3        54,041          68.3
                                           ----------    ----------    ----------    ----------    ----------    ----------
     Gross Profit                              25,396          27.9        23,713          28.7        25,112          31.7

Selling, general and administrative            20,443          22.5        18,461          22.4        17,553          22.2
Loss (gain) on disposal/impairment
 of property and equipment                       (334)          (.4)          994           1.2            (4)           --
Impairment loss on intangible assets               --            --         9,002          10.8            --            --
                                           ----------    ----------    ----------    ----------    ----------    ----------
     Income (loss) from operations              5,287           5.8        (4,744)         (5.7)        7,563           9.5

Interest income                                   133            .1             3            --             8            --
Interest expense                               (1,594)         (1.8)       (2,020)         (2.4)       (2,804)         (3.5)
Interest expense - financing fees                (318)          (.3)       (2,191)         (2.6)       (1,070)         (1.4)
Other                                               7            --          (456)          (.6)          (32)           --
                                           ----------    ----------    ----------    ----------    ----------    ----------
Income (loss) from continuing operations
 before taxes                                   3,501           3.8        (9,408)        (11.4)        3,665           4.6
Income taxes                                      432            .5           169            .2            21            --
                                           ----------    ----------    ----------    ----------    ----------    ----------
Income (loss) from continuing operations        3,069           3.4        (9,577)        (11.6)        3,644           4.6
 Preferred Stock dividends                       (156)          (.2)         (190)          (.2)         (189)          (.2)

SUMMARY - YEARS ENDED DECEMBER 31, 2005 AND 2004
------------------------------------------------

Net Revenue

Consolidated revenues increased for the year ended December 31, 2005, compared to the year ended December 31, 2004, as follows:

                                                       %                          %                         %
(In thousands)                           2005       Revenue        2004        Revenue      Change        Change
-----------------------------------   ----------   ----------   ----------   ----------   ----------    ----------
Nuclear
-------
   Bechtel Jacobs                         14,940         16.5        9,405         11.4        5,535          58.8
   Government waste                   $   14,615         16.1   $   16,533         20.0   $   (1,918)        (11.6)
   Hazardous/non-hazardous                 4,308          4.7        3,895          4.7          413          10.6
   Other nuclear waste                    13,382         14.7       12,846         15.6          536           4.2
                                      ----------   ----------   ----------   ----------   ----------    ----------
      Total                               47,245         52.0       42,679         51.7        4,566          10.7
Industrial
----------
   Commercial waste                       27,064         29.8       23,167         28.1        3,897          16.8
   Government services                     4,344          4.8        5,853          7.1       (1,509)        (25.8)
   Acquisition                             9,360         10.3        7,580          9.2        1,780          23.5
                                      ----------   ----------   ----------   ----------   ----------    ----------
      Total                               40,768         44.9       36,600         44.4        4,168          11.4
Engineering                                2,853          3.1        3,204          3.9         (351)        (11.0)
-----------
                                      ----------   ----------   ----------   ----------   ----------    ----------
      Total                           $   90,866        100.0   $   82,483        100.0   $    8,383          10.2
                                      ==========   ==========   ==========   ==========   ==========    ==========

The Nuclear segment realized growth of 10.7% in consolidated revenues for the year ended December 31, 2005, over 2004. The increase in revenues from Bechtel Jacobs reflected a concentrated effort to process certain of their waste streams, and assist Bechtel Jacobs attain disposal milestones for 2005. As a result of the focus towards assisting Bechtel Jacobs, we saw a decrease in revenue from other government customers. However, we received more waste from other government customers in 2005, which could not be processed by year end and is reflected in our backlog. The backlog of stored waste at December 31, 2005, was $16,374,000 compared to $16,247,000 at December 31, 2004. We expect similar backlog levels to continue in 2006, subject to the complexity of the waste streams and timing of receipts and processing of materials. This level of backlog material continues to position the Nuclear segment well, from a processing revenue perspective, for the first quarter of 2006. We also saw an increase in revenue from hazardous and non-hazardous waste streams from certain existing industrial customers, due to soil projects we performed. We experienced a small increase in revenue from other nuclear waste, and continue to pursue growth within the mixed waste market through additional contracts. See "Known Trends and Uncertainties - Significant Customers" of this Management's Discussion and Analysis for discussion on our relationship with Bechtel Jacobs and our Nuclear segment's government contract or subcontracts involving the federal government. Revenue also increased in the Industrial segment for the year ended December 31, 2005. The commercial revenue increase was primarily due to expanded services with a national home improvement chain, which increased approximately $2,937,000 to $4,424,000 of consolidated revenue for the year ended December 31, 2005. However, our contract with the home improvement chain was cancelled effective November 25, 2005. The Industrial segment could see a reduction in revenue in 2006 as the segment works to replace the loss of the retail customer with other sources of revenue. The segment also experienced an increase in revenue of $780,000 from used oil processing and sales, as a result of increased oil prices. Used oil sales accounted for 5% of our 2005 revenues. The increase in revenue from the facility acquired in March of 2004, reflected an entire year of operations in 2005. The Industrial segment increase was partially offset by a decrease in revenue from government services due to the expiration of one of our government contracts and the rebid and subsequent lower revenues related to another government contract. The Engineering segment experienced a decrease in revenue in 2005 as a result of the completion of certain special projects in 2004 that were not replaced in 2005.

Cost of Goods Sold

Cost of goods sold increased for the year ended December 31, 2005, compared to the year ended December 31, 2004, as follows:

(In thousands)      2005       % Revenue      2004       % Revenue     Change
---------------   ---------    ---------    ---------    ---------    ---------
Nuclear           $  29,144         61.7    $  25,938         60.8    $   3,206
Industrial           34,142         83.7       30,440         83.2        3,702
Engineering           2,184         76.5        2,392         74.7         (208)
                  ---------    ---------    ---------    ---------    ---------
     Total        $  65,470         72.1    $  58,770         71.3    $   6,700
                  =========    =========    =========    =========    =========

The Nuclear segment increase principally correlates to costs associated with the additional revenue, as well as, increases in payroll and certain other processing costs, such as lab costs, of $857,000 as we are required to utilize third party labs to analyze certain waste streams. Additionally, based upon the types of waste processed, we did not gain as much benefit from internal disposal as we have in prior years. The increase in the Industrial segment was predominantly related to the increased revenue. Cost of goods sold as a percentage of revenue showed a modest increase reflecting the impact of increased fuel and utility costs, increased costs on used oil purchased for resale. The Engineering segment experienced a decrease in cost of goods sold as a result of lower revenue, offset partially by the higher fixed cost nature of the business. Included within cost of goods sold is depreciation and amortization expense of $4,408,000 and $4,291,000 for the year ended December 31, 2005, and 2004, respectively, reflecting an increase of

$117,000 over 2004. The facility acquired in March 2004, had a depreciation expense increase of $124,000, reflecting the additional three months of depreciation expense taken during 2005.

Gross Profit

Gross profit for the year ended December 31, 2005, increased over 2004, as follows:

(In thousands)      2005       % Revenue      2004       % Revenue     Change
---------------   ---------    ---------    ---------    ---------    ---------
Nuclear           $  18,100         38.3    $  16,741         39.2    $   1,359
Industrial            6,627         16.3        6,160         16.8          467
Engineering             669         23.5          812         25.3         (143)
                  ---------    ---------    ---------    ---------    ---------
     Total        $  25,396         27.9    $  23,713         28.7    $   1,683
                  =========    =========    =========    =========    =========

The resulting increase in gross profit in both the Nuclear and Industrial segments is a result of the increased revenue for the year as compared to 2004. However, the gross profit percentage decreased slightly for both segments as a result of the lower margin waste streams processed in 2005. The Engineering segment gross profit decreased slightly, as a result of their decreased revenue. The Engineering segment gross profit percentage also decreased, which is a reflection of their high fixed costs.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased for the year ended December 31, 2005, as compared to the corresponding period for 2004, as follows:

(In thousands)      2005       % Revenue      2004       % Revenue      Change
---------------   ---------    ----------   ---------    ---------    ---------
Administrative    $   4,800           --    $   4,197           --    $     603
Nuclear               6,863         14.5        6,079         14.2          784
Industrial            8,307         20.4        7,735         21.1          572
Engineering             473         16.6          450         14.1           23
                  ---------    ---------    ---------    ---------    ---------
     Total        $  20,443         22.5    $  18,461         22.4    $   1,982
                  =========    =========    =========    =========    =========

We experienced an increase in SG&A expenses throughout the company, however SG&A as a consolidated percentage of revenue remained constant. The increase in the corporate administrative overhead is due primarily to increased payroll and benefits, as a result of our continuing focus on corporate governance and information services, and legal and environmental consulting fees related to the extensive internal review performed on permit compliance and the treatment of certain waste streams. The increase in administrative overhead was also from third party charges incurred for additional audit fees, compliance work performed with regard to Sarbanes-Oxley, and completion of the related internal control assessment required under Section 404 of the Act. As a result of completing the initial year of assessment and documentation, and the establishment of our internal audit department, during the third quarter of 2005, we saw a decline in the third party charges related to Section 404. The increase in SG&A in the Nuclear segment was a result of increased payroll and benefits, as the segment works to build a stronger management and support team. The increase in the Industrial segment was also from increased payroll and benefits, and other costs incurred in connection with environmental compliance of the facilities. The Engineering segment increase in SG&A was the result of hiring a business development manager to assist in expanding their customer base. Included in SG&A expenses is depreciation and amortization expense of $346,000 and $285,000 for the years ended December 31, 2005, and 2004, respectively.

Loss (Gain) on Disposal/Impairment of Property and Equipment

The gain on fixed asset disposal/impairment for the year ended December 31, 2005, was $334,000, as compared to a loss of $994,000 for the same period in 2004. The gain for 2005 was principally a result of the sale of property at our facility in Maryland. The sale was for net proceeds of $695,000 for land and building with a net book value of $332,000. The resulting gain of $363,000 was included in income from operations, and was partially offset by losses on disposal of equipment. The loss in 2004 is principally a result of the Industrial segment writing down certain fixed assets, totaling $1,026,000, which have been determined to have no fair value. As part of the restructuring process, management abandoned various projects at certain facilities.

Interest Income

Interest income increased $130,000 for the year ended December 31, 2005, as compared to the previous year. The increase was due to interest income we received on the sinking fund we maintain for our finite risk insurance policy. See later in this Management's Discussion and Analysis - Liquidity and Capital Resources for further discussion on the finite risk insurance policy.

Interest Expense

Interest expense decreased for the year ended December 31, 2005, as compared to the corresponding period of 2004.

(In thousands)           2005       2004      Change         %
--------------------   --------   --------   --------    --------
PNC interest           $    834   $    789   $     45         5.7
AMI/BEC                      --        506       (506)     (100.0)
Other                       760        725         35         4.8
                       --------   --------   --------    --------
     Total             $  1,594   $  2,020   $   (426)      (21.1)
                       ========   ========   ========    ========

This decrease principally reflects the prepayment of the AMI/BEC senior subordinated debt in August 2004, which resulted in a decrease in expense. Additionally, we experienced a decrease due to reduced borrowing levels on other debt obligations as we continue to reduce our debt balances. However, the 2004 other interest total reflects a net reduced number, as a result of the favorable impact of an adjustment to interest payable associated with the PDC and IRS notes, in September 2004, which totaled $219,000. Offsetting the decrease, was an increase in PNC interest as a result of the increase in the Term Loan by approximately $4.4 million effective June 29, 2005.

Interest Expense - Financing Fees

Interest expense-financing fees decreased approximately $1,873,000 for the year ended December 31, 2005, as compared to the corresponding period of 2004. This decrease was principally due to the write-off of $1,217,000, in 2004, of prepaid financing fees and debt discount associated with the early termination of senior subordinated notes, which were paid in full in August 2004. Additionally, we expensed an early termination fee of $190,000, in 2004, as a result of the pre-payment. The remaining financing fees are principally associated with the PNC revolving credit and term loan and are amortized to expense over the term of the loan agreements. As of December 31, 2005, the unamortized balance of prepaid financing fees is $462,000, which is comprised of $220,000 from the original debt and $338,000 associated with Amendment No. 4 and Amendment No. 5, offset by the monthly amortization of these fees over the past six months. These prepaid financing fees will be amortized through May 2008 at a rate of $16,000 per month.

Income Tax

See Note 11 to Notes to Consolidated Financial Statements for a reconciliation between taxes at the statutory rate and the provision for income taxes as reported. For the years ended December 31, 2005 and

2004, we had approximately $50,000 and $0, respectively, in federal income tax expense, as a result of a 100% valuation allowance against the deferred tax asset resulting from our alternative minimum tax liability at December 31, 2005, and $382,000 and $169,000, respectively, in state income taxes primarily for our subsidiary, M&EC, in Oak Ridge, Tennessee.

Preferred Stock Dividends

Preferred Stock dividends decreased by approximately $34,000 to $156,000 for the year ended December 31, 2005. The decrease was due to the conversion of our Series 17 Preferred Stock in September 2005.

SUMMARY - YEARS ENDED DECEMBER 31, 2004 AND 2003
------------------------------------------------

Net Revenue

Consolidated revenues increased for the year ended December 31, 2004, compared to the year ended December 31, 2003, as follows:

                                                           %                               %                              %
(In thousands)                            2004          Revenue          2003           Revenue          Change         Change
-----------------------------------   ------------    ------------    ------------    ------------    ------------    ---------
Nuclear
-------
     Government waste                 $     16,533            20.0    $     13,739            17.4    $      2,794         20.3
     Hazardous/Non-hazardous                 3,895             4.7           3,458             4.4             437         12.6
     Other nuclear waste                    12,846            15.6           6,427             8.1           6,418         99.9
     Bechtel Jacobs                          9,405            11.4          13,794            17.4          (4,389)       (31.8)
                                      ------------    ------------    ------------    ------------    ------------    ---------
          Total                             42,679            51.7          37,418            47.3           5,260         14.1

Industrial Revenues
-------------------
     Commercial waste                       23,167            28.1          26,123            33.0          (2,956)       (11.3)
     Hydrolysate project                        --              --           4,953             6.2          (4,953)      (100.0)
     Government services                     5,853             7.1           7,436             9.4          (1,583)       (21.3)
     Acquisition                             7,580             9.2              --              --           7,580        100.0
                                      ------------    ------------    ------------    ------------    ------------    ---------
     Total                                  36,600            44.4          38,512            48.6          (1,912)        (4.9)

Engineering                                  3,204             3.9           3,223             4.1             (19)        (0.6)
-----------
                                      ------------    ------------    ------------    ------------    ------------    ---------
     Total                            $     82,483           100.0    $     79,153           100.0    $      3,330          4.2
                                      ============    ============    ============    ============    ============    =========

The Nuclear segment realized growth in consolidated revenues. The increase in the Nuclear segment is primarily the result of continued expansion within the mixed waste market as our facilities demonstrate their ability to accept and process more complex waste streams, including new contracts, such as a contract awarded by a Fortune 500 company in late June 2004 to treat and dispose of mixed waste from research and development activities. Government waste for the first two quarters of 2003 was negatively effected by the government's inability to ship waste to our facilities due to the war in Iraq and prolonged terrorism alerts, which was not an obstacle during 2004. We continue to service certain of the hazardous and non-hazardous waste streams from existing industrial customers, which increased due to special event projects in 2004. Partially offsetting these increases was a decline in the Bechtel Jacobs revenue, as a result of decreased waste receipts due to certain DOE projects nearing completion, and shipment delays as they plan for new projects to begin. The Bechtel Jacobs revenue includes shipments received under the Oak Ridge contracts. See "Known Trends and Uncertainties - Significant Contracts" of this Management's Discussion and Analysis. The backlog of stored waste within the Nuclear segment at December 31, 2004, was approximately $16,247,000, compared to $5,782,000 at December 31, 2003. This increase in backlog reflects the increased shipments of mixed waste coming into the facilities during the fourth quarter which has traditionally not been the trend, and the increased price per container, as a result of the nature of such waste received. This increased backlog should position the Nuclear segment well, from a processing revenue perspective, for the first quarter of 2005. The principal offset to the increase in Nuclear segment revenues was a decrease from the Industrial segment, as well as, a small decrease in the Engineering segment. The primary decrease in the Industrial segment was due to the Army's Newport Hydrolysate project, in 2003, which was not repeated in 2004. The remaining decrease is attributable to the continued restructuring including the strategic decision to eliminate low margin broker business and replace it with higher margin generator direct revenue and a reduction in government business resulting from contract expirations. Partially offsetting the decrease within the Industrial segment was revenue contributed by the facility acquired as of March 23, 2004.

Cost of Goods Sold

Cost of goods sold increased for the year ended December 31, 2004, compared to the year ended December 31, 2003, as follows:

(In thousands)      2004       % Revenue      2003       % Revenue     Change
---------------   ---------    ---------    ---------    ---------    ---------
Nuclear           $  25,938         60.8    $  22,382         59.8    $   3,556
Industrial           30,440         83.2       29,515         76.6          925
Engineering           2,392         74.7        2,144         66.5          248
                  ---------    ---------    ---------    ---------    ---------
     Total        $  58,770         71.3    $  54,041         68.3    $   4,729
                  =========    =========    =========    =========    =========

The increase in cost of goods sold was present in all three segments. The Nuclear segment increase principally correlates to the additional revenues, as well as, an increase in disposal rates due to the waste mix. The increase in the Industrial segment predominantly relates to additional costs associated with the revenue generated from the two facilities acquired, as of March 23, 2004, and added operating costs incurred as this segment completes its restructuring and integration efforts. Partially offsetting this increase is the reduction in costs from 2003 due to the Army's Newport Hydrolysate project, not repeated in 2004, which carried significantly lower costs than the replacement revenue from the acquired facilities. The Engineering segment accounted for the remaining increase experiencing higher payroll and other direct costs for projects completed this year. Included within cost of goods sold is depreciation and amortization expense of $4,291,000 and $3,969,000 for the year ended December 31, 2004 and 2003, respectively, reflecting an increase of $322,000 over 2003, of which $211,000 was a result of the acquired facility.

Gross Profit

Gross profit for the year ended December 31, 2004, decreased over 2003, as follows:

(In thousands)      2004       % Revenue      2003       % Revenue     Change
---------------   ---------    ---------    ---------    ---------    ---------
Nuclear           $  16,741         39.2    $  15,036         40.2    $   1,705
Industrial            6,160         16.8        8,997         23.4       (2,837)
Engineering             812         25.3        1,079         33.5         (267)
                  ---------    ---------    ---------    ---------    ---------
     Total        $  23,713         28.7    $  25,112         31.7    $  (1,399)
                  =========    =========    =========    =========    =========

The resulting gross profit decrease is attributable to the decline in the Industrial segment slightly aided by the Engineering segment. However, the decline in the gross profit percentage was experienced across all segments with the major decrease occurring in the Industrial segment. This segment's decrease is principally a result of the reduction in gross profit from the elimination of the Army's Newport Hydrolysate project, a higher margin contract, in 2003, and fixed costs of operating the facilities spread over reduced revenues, due in part to the restructuring. The addition of the March 2004, acquisition partially offset the decrease. The decrease in gross profit percentage in the Engineering segment is a result of lower margin projects in 2004 compared to 2003.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased for the year ended December 31, 2004, as compared to the corresponding period for 2003, as follows:

(In thousands)      2004       % Revenue      2003       % Revenue     Change
---------------   ---------    ---------    ---------    ---------    ---------
Administrative    $   4,197           --    $   3,085           --    $   1,112
Nuclear               6,079         14.2        5,800         15.5          279
Industrial            7,735         21.1        8,059         20.9         (324)
Engineering             450         14.1          609         18.9         (159)
                  ---------    ---------    ---------    ---------    ---------
     Total        $  18,461         22.4    $  17,553         22.2    $     908
                  =========    =========    =========    =========    =========

The increase in SG&A expenses predominately relates to corporate administrative expense, which include third party charges of $446,000 incurred for the compliance work performed with regard to Sarbanes Oxley and the related internal control assessment required under Section 404 of the Act. We anticipate the third party consulting fees related to Section 404 to decline slightly in 2005, as we have documented deficiencies and are focused on the successful remediation. Also, additional payroll related expenses to build stronger infrastructures within the Corporate office and the Nuclear segment, were incurred during the year, a trend that is anticipated to continue into 2005. Partially offsetting these increases were decreases realized by both the Industrial and Engineering segments. These reductions were achieved due to lower payroll and related expenses, with the decrease in the Industrial segment primarily due to the restructuring of the segment. Partially offsetting the decrease within the Industrial segment were the additional expenses related to the facility acquired, effective March 23, 2004. Also adding to the partial offset were expenses of $458,000 for analytical and defense fees related to the Title V air issues at one Industrial facility and additional remediation requirements needed at two other facilities. Included in SG&A expenses is depreciation and amortization expense of $285,000 and $268,000 for the years ended December 31, 2004 and 2003, respectively.

Loss (Gain) on Disposal/Impairment of Property and Equipment

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

Interest Expense

Interest expense decreased for the year ended December 31, 2004, as compared to the corresponding period of 2003.

(In thousands)           2004       2003      Change         %
--------------------   --------   --------   --------    --------
PNC interest           $    789   $    967   $   (178)      (18.4)
AMI/BEC                     506        759       (253)      (33.3)
Other                       725      1,078       (353)      (32.7)
                       --------   --------   --------    --------
   Total               $  2,020   $  2,804   $   (784)      (27.9)
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

Other Expense

Other expense increased for the year ended December 31, 2004, as compared to the same period of 2003, as follows:

(In thousands)                2004        2003      Change
-------------------------   --------    --------   --------
Environmental issues        $    259    $     --   $    259
Royalty settlement               225          --        225
Other                            (28)         32        (60)
                            --------    --------   --------
    Total                   $    456    $     32   $    424
                            ========    ========   ========

The increase in other expense was primarily due to environmental issues related to the settlement of two, potentially responsible party, ("PRP") claims against certain of our Industrial segment facilities, regarding waste shipped to these superfund sites prior to our acquisition of these Industrial segment facilities. Additionally, other expense increased due to a royalty settlement related to the method of calculation utilized in determining the monthly royalty to the previous owner of one of the Industrial segment facilities.

Income Tax

See Note 11 to Notes to Consolidated Financial Statements for a reconciliation between the expected tax benefit and the provision for income taxes as reported. For the years ended December 31, 2004 and 2003, we had no federal income tax expense, and as such no federal provision for income tax, due to utilization of our net operating loss carry-forward and permanent and temporary book-tax timing differences. We did however record state income tax expense for both 2004 and 2003. The state income tax was from our subsidiary in Oak Ridge, Tennessee, M&EC.

Preferred Stock Dividends

Preferred Stock dividends remained relatively constant at approximately $190,000 and $189,000 for the years ended December 31, 2004, and December 31, 2003, respectively.

DISCONTINUED OPERATIONS

PFP

Effective November 8, 2005, our Board of Directors approved the discontinuation of operations at the facility in Pittsburgh, Pennsylvania, owned by our subsidiary, Perma-Fix of Pittsburgh, Inc. ("PFP"). The decision to discontinue operations at PFP was due to our reevaluation of the facility and our inability to achieve profitability at the facility in the near term. During February 2006, we completed the remediation of the leased property and the equipment, and released the property back to the owner. The operating results for the current and prior periods have been reclassified to discontinued operations in our Consolidated Statements of Operations.

PFP recorded revenue of $721,000 and an operating loss of $346,000 for the year ended December 31, 2005. Revenue for the nine months that we owned PFP in 2004, was $890,000 with operating income of $29,000 for the same period. The assets and liabilities related to PFP have been reclassified into separate categories in the Consolidated Balance Sheets as of December 31, 2005 and 2004. The assets are recorded at their net realizable value, and consist of accounts receivable of $60,000 and equipment of $203,000.

Liabilities as of December 31, 2005, consist of accounts payable of $72,000, accrued expenses $12,000 and environmental remediation costs of $146,000. The environmental remediation costs represent our best estimate of the cost to remediate the property and equipment and release the property back to the owner and sell or dispose of the equipment. We held a five year lease on the property that was to expire in March 2009, and consisted of monthly rent expense of approximately $10,000. During February 2006, we finalized negotiations with the property lessor for early termination of the lease. The agreement resulted in the payment of approximately $200,000 to be paid in $20,000 increments over the last ten months of 2006, following our vacating the property in February 2006. These lease termination costs will be charged to expense during the first quarter of 2006.

PFMI

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

PFMI recorded income of $1,016,000 for the year ended December 31, 2005, and revenue of $1,569,000 and an operating loss of $635,000 for the year ended December 31, 2004. Our income in 2005 was a result of the settlement of the three insurance claims we submitted relative to the two fires at PFMI, a property claim for the first fire and a property claim and business interruption claim for the second fire. During 2004, we recorded a receivable of $1,585,000 based on negotiations with the insurance carrier on the business interruption claim. The income from recording this receivable was recorded as a reduction of "loss from discontinued operations" and reduced the operating losses for 2004. During 2005, we received insurance proceeds and claim settlements of $3,253,000 for settlement of all three claims. Of these proceeds, $1,476,000 was recorded as income from discontinued operations during 2005, which is net of $192,000 paid for public adjustor fees.

Assets and liabilities related to the discontinued operation have been reclassified to separate categories in the Consolidated Balance Sheets as of December 31, 2005 and 2004. As of December 31, 2005, assets are recorded at their estimated net realizable values, and consist of property and equipment of $603,000. Liabilities as of December 31, 2005, consist of accounts payable and current accrued expenses of $9,000, environmental accruals of $1,909,000, and a pension payable of $1,629,000. The pension plan withdrawal liability, is a result of the termination of the union employees of PFMI. The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. The recorded liability is based upon a demand letter received from CST in August 2005, that provided for the payment of $22,000 per month, for principal and interest, over an eight year period. This obligation is recorded as a long-term liability, with a current portion of $196,000 that we expect to pay over the next year.

As a result of the discontinuation of operations at the PFMI facility, we are required to complete certain closure and remediation activities pursuant to our RCRA permit. Also, in order to close and dispose of the facility, we may have to complete certain additional remediation activities related to the land, building, and equipment. The level and cost of the clean-up and remediation will be determined by state mandated requirements, the extent to which are not known at this time. Also, impacting this estimate is the level of contamination discovered, as we begin remediation, and the related clean-up standards which must be met in order to dispose of or sell the facility. We engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we estimated the cost of this environmental closure and remediation liability to be $2,464,000, as of September 30, 2004. We have spent approximately $555,000 for closure costs since September 30, 2004, of which approximately $439,000 was spent in 2005. We have $1,909,000 accrued for the closure, as of December 31, 2005, and we anticipate spending $193,000 in 2006 with the remainder over the next two to five years.

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

At December 31, 2005, we had cash of $94,000. The following table reflects the cash flow activities during 2005.

      (Amounts in thousands)                                2005
      ------------------------------------------------   ----------
      Cash provided by operations                        $    7,394
      Cash used in investing activities                      (2,524)
      Cash used in financing activities                      (4,991)
                                                         ----------
      Decrease in cash                                   $     (121)
                                                         ==========

We are in a net borrowing position and therefore attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes remittance lock boxes and is structured to accelerate collection activities and reduced cash balances, as idle cash is moved without delay to the revolving credit facility. The cash balance at December 31, 2005, primarily represents minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities

Accounts Receivable, net of allowances for doubtful accounts, totaled $16,609,000, a decrease of $799,000 over the December 31, 2004, balance of $17,408,000. The Industrial segment experienced a decrease of $873,000 primarily due to increased collection efforts, the receipt of payment associated with the final billing on the Army's Newport Hydrolysate Project, and the reduction of receivables from contract expirations. Additionally, the Engineering segment also experienced a decrease of approximately $58,000. Offsetting the decreases, was an increase in the Nuclear segment of $132,000 as a result of increased billings from waste received in the fourth quarter of 2005, partially offset by collection of receivables on certain Bechtel Jacobs and other remediation jobs, performed in 2004.

Unbilled Receivables are generated by differences between invoicing timing and the percentage of completion methodology used for revenue recognition purposes. As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue. We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as, the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables. The timing differences occur for several reasons. Partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal. The difference also occurs due to our end disposal sites requirement of preapproval prior to our shipping waste for disposal and our contract terms with the customer that we dispose of the waste prior to invoicing. These delays usually take several months to complete. As of December 31, 2005, Unbilled Receivables totaled $11,948,000, an increase of $2,430,000 from the December 31, 2004, balance of $9,518,000. This increase is principally due to the increased revenues recognized in the Nuclear segment, and the complexity of the current contracts, which requires greater levels of documentation and additional testing for final invoicing.

As of December 31, 2005, accounts payable was $6,053,000, a decrease of $308,000 from the December 31, 2004, balance of $6,361,000. This decrease in accounts payable is a result of the impact of increased revenues and billings throughout the year and improved profitability. Additionally, we received proceeds from the exercise of options and warrants, the sale of property in Maryland, the settlement of insurance claims, the net increase in the term loan, all of which increased cash flow and enabled us to reduce our accounts payable balances.

Accrued Expenses as of December 31, 2005, totaled $11,666,000, a decrease of $355,000 over the December 31, 2004, balance of $12,021,000. Accrued expenses are made up of disposal and processing cost accruals, accrued compensation, interest payable, insurance payable and certain tax accruals. The decrease in accrued expenses was principally a result of payments for analytical and legal defense costs associated with Title V air issues at one of our Industrial facilities and the payment on the royalty adjustment to the previous owner of one of the Industrial segment facilities, accrued in 2004, with such royalty terminating in third quarter of 2005. We also had decreases in insurance payable as a result of a favorable insurance review adjustment. Offsetting these decreases, was an increase in the accrued sales, property and other tax accruals resulting from our increased revenue and state taxable income, an increase in salaries and employee benefits as a result of an increase in the health benefit claim accrual, and an increase in waste disposal and transportation costs in conjunction with the increase in revenues.

Working capital at December 31, 2005, was $5,916,000, as compared to a working capital deficit of $497,000 at December 31, 2004. The increase of $6,413,000 is principally a result of improved operating results, the reduction of the current portion of our long-term debt and the reclassification of certain liabilities related to discontinued operations to long-term liabilities. Our improved operating results provided us the funds to pay our vendors in a shorter time frame, and settle some legal and consulting accrued expenses. This resulted in a decrease in accounts payable and accrued expenses of approximately $1,337,000. The decrease in the current portion of long-term debt is principally related to the prepayment of the unsecured promissory note in the amount of $3,500,000 plus related interest of $202,000. Additionally we reclassified $1,433,000 of the pension withdrawal liability associated with discontinued operations to a long-term obligation as the result of the negotiation of an installment agreement completed in October 2005.

Investing Activities

Our purchases of new capital equipment for the twelve-month period ended December 31, 2005, totaled approximately $2,616,000 of which $517,000 was financed, resulting in net purchases of $2,099,000, funded out of cash flow. These expenditures were for expansion and improvements to the operations principally within the Nuclear and Industrial segments. These capital expenditures were principally funded by the cash provided by operations, through various other lease financing sources and through Warrant and option proceeds raised during the year. We have budgeted capital expenditures of approximately $6,800,000 for 2006, which includes an estimated $3,570,000 to complete certain current projects committed at December 31, 2005, as well as other identified capital and permit compliance purchases. Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether. We have traditionally incurred actual capital spending totals for a given year less than initial budget amount. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects. We anticipate funding these capital expenditures by a combination of lease financing, internally generated funds, and/or the proceeds received from Warrant exercises. See " - Environmental Contigencies" for budgeted capital expenditures relating to environmental contingencies such as environmental remediation expenditures.

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that in the event of closure of our permitted facilities will be closed in accordance with the regulations. The policy provides $35 million of financial assurance coverage of which the coverage amount totals $28,766,000 at December 31, 2005, and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy required an upfront payment of $4.0 million, of which $2,766,000 represents the full premium for the 25-year term of the policy, and the remaining $1,234,000, to be deposited in a sinking fund account representing a restricted cash account. Additionally, in February 2004 and 2005, we paid the first and second of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. We recorded $123,000 of interest income during 2005 for interest earned as of December 31, 2005, on the sinking funds. As of December 31, 2005, we have $3,339,000 in our sinking fund on the consolidated balance sheet. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, the Insurer will pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

On March 23, 2004, our subsidiary, PFMD completed it's acquisition of certain assets of A&A and our subsidiary, PFP completed its acquisition of certain assets of EMAX, which as of November 2005, became a discontinued operation (see Discontinued Operations earlier in this Management's Discussion and Analysis). We paid $2,735,000 in cash for the acquired assets and assumed liabilities of A&A and $180,000 in cash for EMAX, using funds received in connection with the private placement discussed below, under financing activities. A&A and EMAX had unaudited combined revenues of approximately $15.0 million in 2003 and a combined loss of approximately $299,000. See - "Discontinued Operations" for a discussion as to discontinuing PFP.

Financing Activities

On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank. The Agreement initially provided for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary. As of December 31, 2005, the excess availability under our Revolving Credit was $12,964,000 based on our eligible receivables.

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

The terms of the Agreement provide that a default in the Agreement could occur upon the cessation of our Chief Financial Officer, Richard T., Kelecy to be a senior executive officer. Mr. Kelecy's resignation, effective April 5, 2006, caused a technical default under the Agreement. However, we have been in discussion with PNC, and they have informed us of their intent to waive the technical default.

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

In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation ("PDC"), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2006 will be approximately $400,000 semiannually. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended. (9% on December 31, 2005) and payable in one lump sum at the end of the loan period. On December 31, 2005, the outstanding balance was $3,636,000 including accrued interest of approximately $1,402,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

Additionally, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2006 will be approximately $100,000 semiannually. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On December 31, 2005, the rate was 9%. On December 31, 2005, the outstanding balance was $890,000 including accrued interest of approximately $337,000.

During 2005, various investors exercised Warrants to purchase 1,197,766 shares of our Common Stock, of which 645,264 shares were issued on a cashless basis, and proceeds of $937,000 were received for the remaining shares. Holders of certain outstanding options exercised their options to purchase 55,800 shares of our Common Stock for an aggregate purchase price of approximately $70,000. The Warrants and options were exercised in accordance with the terms of their respective documents. The proceeds of the Warrant and option exercises were used to fund capital expenditures and for current working capital needs.

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

Preferred Stock

On September 30, 2005, the Company received a notice from Capital Bank GRAWE Gruppe, AG, dated September 26, 2005, to convert the 2,500 issued and outstanding shares of the Company's Series 17 Class Q Convertible Preferred Stock ("Series 17"). Pursuant to the terms of the Series 17, the conversion resulted in the issuance of 1,666,667 shares of the Company's Common Stock to Capital Bank, as agent for certain of its investors. The final dividend due on the Series 17 of approximately $30,000 for the period from July 1, 2005 through the conversion date was paid in cash in October 2005. During 2005, we paid $92,000 for dividends on the Series 17.

After conversion of the Series 17, Capital Bank owns of record, as agent for certain investors, 6,413,383 shares of Common Stock, or 14.3% of the Company's issued and outstanding Common Stock as of December 31, 2005, and 2,659,807 shares that Capital Bank has the right to acquire, as agent for certain investors, under certain Warrants that expire during July 2006. The Warrants are exercisable at an exercise price of $1.75 per share of Common Stock. If Capital Bank were to exercise all of the Warrants, Capital Bank would hold, as agent for certain investors, 9,073,190 shares or 19.1% of the Company's Common Stock, as of December 31, 2005.

In summary, we have continued to take steps to improve our operations and liquidity, as discussed above. However, we continue to invest our working capital back into our facilities to fund capital additions within both the Nuclear and Industrial segments. We have experienced the positive impact of improved collections of our accounts receivable and increased availability under our Revolving Credit. Additionally, we continued to reduce our accounts payable through the last half of the year. Also, positively impacting our liquidity position was the replacement of our Unsecured Promissory Note with proceeds from our Term Loan and the payment agreement on our pension withdrawal liability. The reserves recorded on discontinued operations could be reduced or paid over a longer period of time than initially anticipated. If, among other things, our Industrial segment is unable to return to profitability in the foreseeable future, or our Nuclear segment is unable to maintain existing government contracts or win new government contracts, have unforeseen acceleration of debt payments, have unforeseen facility closures or are required to accelerate remediation activities, such would have a material adverse effect on our liquidity position.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

                                                                           Payments due by period
                                                             -------------------------------------------------
                                                             Less than       1-3          4-5         After
Contractual Obligations                           Total        1 year       years        years       5 years
---------------------------------------------   ----------   ----------   ----------   ----------   ----------
Long-term debt                                  $   13,375   $    2,678   $   10,672   $       25   $       --
Interest on long-term debt (1)                       1,739           --        1,739           --           --
Interest on variable rate debt (2)                   1,251          637          614           --           --
Operating leases                                     3,367        1,643        1,488          215           21
Finite risk policy (3)                               7,026        1,004        3,011        2,008        1,003
Pension withdrawal liability (4)                     1,629          196          475          403          555
Environmental contingencies (5)                      4,395        1,107        2,370          295          623
Purchase obligations (6)                                --           --           --           --           --
                                                ----------   ----------   ----------   ----------   ----------
      Total contractual obligations             $   32,782   $    7,265   $   20,369   $    2,946   $    2,202
                                                ==========   ==========   ==========   ==========   ==========

(1) Our IRS Note and PDC Note agreements state that the interest on those notes is paid at the end of the term, December 2008.

(2) We have variable interest rates on our Term Loan and Revolving Credit of 1% and 1/2% over the prime rate of interest, respectively, and as such we have made certain assumptions in estimating future interest payments on this variable interest rate debt. We assume an increase in prime rate of 0.25% in each of the years 2006 through 2008. We anticipate a full repayment of our Revolving Credit by December 2006, and full repayment of our Term Loan by May 2008.

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

Allowance for Doubtful Accounts. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that are uncollectible. We regularly review all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balances that are uncollectible. Specific accounts that are deemed to be uncollectible are reserved at 100% of their outstanding balance. The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for balances 91-120 days and 40% for balances over 120 days aged), based on a historical valuation, that allows us to calculate the total reserve required. This allowance was approximately 0.6%, of revenue for 2005 and 3.1%, of accounts receivable as of December 31, 2005. Additionally, this allowance was approximately 0.7% of revenue for 2004, and 3.2% of accounts receivable as of December 31, 2004.

Intangible Assets. Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net assets acquired ("goodwill") and the recognized permit value of the business. We continually reevaluate the propriety of the carrying amount of permits and goodwill to determine whether current events and circumstances warrant adjustments to the carrying value. We utilize an independent appraisal firm to test goodwill and permits, separately, for impairment, annually as of October 1. Our annual impairment test as of October 1, 2004, resulted in an impairment of goodwill and permits, in our Industrial segment in the amounts of $4,886,000 and $4,116,000, respectively, which resulted in the remaining balance of Industrial segment intangible permits in the amount of $2,370,000. The annual impairment test as of October 1, 2005, showed no impairment to goodwill or permits. The appraisers estimate the fair value of our operating segments using a discounted cash flow valuation approach. This approach is dependent on estimates for future sales, operating income, depreciation and amortization, working capital changes, and capital expenditures, as well as, expected growth rates for cash flows and long-term interest rates, all of which are impacted by economic conditions related to our industry as well as conditions in the U.S. capital markets.

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

Accrued Environmental Liabilities. We have six remediation projects currently in progress. The current and long-term accrual amounts for the projects are our best estimates based on proposed or approved processes for clean-up. The circumstances that could affect the outcome range from new technologies that are being developed every day to reduce our overall costs, to increased contamination levels that could arise as we complete remediation which could increase our costs, neither of which we anticipate at this time. In addition, significant changes in regulations could adversely or favorably affect our costs to remediate existing sites or potential future sites, which cannot be reasonably quantified. Included in the liability are accrued long-term environmental liabilities for our acquired facility in Maryland, however, as this is not a permitted facility we are currently under no obligation to clean up the contamination.

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

Economic Conditions. Economic downturns or recessionary conditions can adversely affect the demand for our services, principally within the Industrial segment. Reductions in industrial production generally follow such economic conditions, resulting in reduced levels of waste being generated and/or sent off for treatment. We believe that our revenues and profits were negatively affected within this segment by the recessionary conditions in 2004. However, we feel that these conditions stabilized in 2005 as evidenced by increases in commercial waste revenues.

Significant Customers. Our revenues are principally derived from numerous and varied customers. However, our Nuclear segment has a significant relationship with Bechtel Jacobs. Bechtel Jacobs is the DOE's appointed manager of the environmental program to perform certain treatment and disposal services in Oak Ridge, Tennessee. Our revenues from Bechtel Jacobs contributed 16.5% of total consolidated revenues for the year ended December 31, 2005, and 11.4% of total consolidated revenues during the same period in 2004. Our initial relationship with Bechtel Jacobs began when our subsidiary in Oak Ridge, Tennessee ("M&EC") entered into certain subcontracts for treatment services, and has expanded into other services outside these contracts. These Oak Ridge contracts have been extended through August 2007, and as with most contracts with the federal government, may be terminated or renegotiated at any time at the government's election. As the DOE site in Oak Ridge continues to complete certain of its clean-up milestones and moves toward completing its closure efforts, the revenue from these contracts may decline. The Nuclear segment continues to pursue other similar or related services for environmental programs at other DOE and government sites. In February 2003, M&EC commenced legal proceedings against Bechtel Jacobs, seeking payment from Bechtel Jacobs of approximately $4.3 million in surcharges relating to certain wastes that were treated by M&EC in 2001 and 2002. During 2001, we recognized approximately $381,000 in revenue for these surcharges, which represented an initial offer for settlement by Bechtel Jacobs. Bechtel Jacobs continues to deliver waste to M&EC for treatment, and M&EC continues to accept such waste. In addition, subsequent to the filing of the lawsuit, M&EC entered into a new contract with Bechtel Jacobs to treat DOE waste. There is no guarantee of future business with Bechtel Jacobs, and either party may terminate the relationship at any time. Termination of this relationship could have a material adverse effect on us. We are working towards increasing other sources of revenues at M&EC to reduce the risk of reliance on one major source of revenues.

During 2005, our Nuclear segment performed services relating to waste generated by the federal government, either directly or indirectly as a subcontractor to the federal government, representing approximately $34 million, or approximately 37.4%, of our consolidated 2005 revenues, which includes revenues under the three contracts with Bechtel Jacobs discussed above. Most, if not all, contracts with the federal government or with others as a subcontractor to the federal government provide that the government may terminate or renegotiate the contracts at the government's option at any time.

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

We have budgeted for 2006, $1,107,000 in environmental remediation expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at our facilities. As previously discussed under "Business -- Capital Spending, Certain Environmental Expenditures and Potential Environmental Liabilities," our facilities where the remediation expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia, PFTS's facility in Tulsa, Oklahoma, PFMD's facility in Baltimore, Maryland, PFP's leased property in Pittsburgh, Pennsylvania, and PFMI's facility in Detroit, Michigan. We expect to fund the expenses to remediate the sites from funds generated internally, however, no assurances can be made that we will be able to do so.

At December 31, 2005, we had total accrued environmental remediation liabilities of $4,395,000, of which $1,107,000 is recorded as a current liability, which reflects a decrease of $815,000 from the December 31, 2004, balance of $5,210,000. The decrease represents payments on remediation projects, which was partially offset by an increase from our reevaluation of our remediation estimates. We have included in the accrued balance, environmental accruals for our two discontinued operations, for a total of $1,909,000 for PFMI and $146,000 for PFP. The December 31, 2005, current and long-term accrued environmental balance is recorded as follows:

                             Current        Long-term
                             Accrual         Accrual           Total
                         --------------   --------------   --------------
       PFD               $      205,000   $      580,000   $      785,000
       PFM                      350,000          238,000          588,000
       PFSG                     189,000          337,000          526,000
       PFTS                      24,000           26,000           50,000
       PFMD                          --          391,000          391,000
                         --------------   --------------   --------------
                                768,000        1,572,000        2,340,000
       PFMI                     193,000        1,716,000        1,909,000
       PFP                      146,000               --          146,000
                         --------------   --------------   --------------
                         $    1,107,000   $    3,288,000   $    4,395,000
                         ==============   ==============   ==============

Our subsidiaries, PFD and PFTS are involved in legal proceedings alleging that they had not obtained certain air permits in order to operate its facility in violation of the Clean Air Act and applicable state statutes and regulations. If it is determined that PFD is or was required to operate under a Title V air permit, this determination could result in substantial fines and penalties being assessed against PFD, which could have a material adverse effect on our financial conditions and liquidity. In addition, a determination that either PFD or PFTS is in violation of the applicable Clean Air Act and/or applicable state statutes could have a material adverse effect on the operation of that particular facility. The above budgeted amounts for capital expenditures relating to environmental contingencies assumes that neither of our subsidiaries, PFD or PFTS, is required to obtain a Title V air permit in connection with its operations. If it is determined that either PFD or PFTS is required to have a Title V air permit in order to operate that facility, we anticipate that substantial additional capital expenditures will be required in order to bring that facility in compliance with the requirements of a Title V air permit. We do not have reliable estimates of the cost of additional capital expenditures to comply with Title V air permit.

INTEREST RATE SWAP

We entered into an interest rate swap agreement effective December 22, 2000, to modify the interest characteristics of its outstanding debt from a floating basis to a fixed rate, thus reducing the possible impact of interest rate changes on future income. This agreement involved the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received was accrued as interest rates changed and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counter parties was included in other assets or liabilities. During the twelve months ended December 31, 2005, we recorded a gain on the interest rate swap of $41,000, which was included in other comprehensive income on the Statement of Stockholders' Equity (see Note 7 to Notes to Consolidated Financial Statements). The interest rate swap agreement expired effective December 22, 2005.

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

In March 2005, FASB issued FASB Interpretation No. 47 ("FIN 47"), Accounting for Conditional Asset Retirement Obligations -- An Interpretation of FASB Statement No. 143. FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and
(or) method of settlement are conditional on a future event that may or may not be within control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Interpretation is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material effect on our consolidated financial position or results of operations for the year ending December 31, 2005.

In December 2004, FASB issued Statement No. 123 (revised) ("SFAS 123R"), Share-Based Payment. SFAS 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. According to the FASB, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, during the first quarter of 2005, the Securities and Exchange Commission approved a new rule, Staff Accounting Bulletin 107, that delays the adoption of this standard to the beginning of the next fiscal year, instead of the next reporting period that begins after June 15, 2005. The rule does not change the accounting required by SFAS 123R, but recognizes that preparers will need to use considerable judgment when valuing employee stock options under this statement. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS 123R. We adopted SFAS 123R on January 1, 2006. SFAS 123R permits public companies to adopt its requirements using one of two methods:

o A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or
o A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123R for purposes of pro forma disclosures either (a) all prior periods presented or
     (b) prior interim periods of the year of adoption.

We will implement SFAS 123R in the first quarter of 2006 and intend to use the modified prospective method. We expect the adoption to result in the recognition of stock-based compensation expense of approximately $20,000 for stock options granted prior to January 1, 2006 plus the expense related to stock options granted during 2006.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC, as described under Note 7 to Notes to Consolidated Financial Statements. As discussed therein, we entered into an interest rate swap agreement in December 2000, to modify the interest characteristics of $3.5 million of our $7.0 million term loan with PNC Bank, from a floating rate basis to a fixed rate, thus reducing the possible impact of interest rate changes on this portion of the debt. The interest rate swap agreement expired in December 2005.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things,

o Ability or inability to continue and improve operations and achieve profitability on an annualized basis;
o Changes in our Industrial segment to improve its operational and sales related activity;
o present objective is to focus on the efficient operation of our existing facilities, evaluate strategic acquisitions within our existing segments and continue research and development within our Nuclear and Industrial segments;
o our ability to develop or adopt new and existing technologies in the conduct of our operations;
o    anticipated improvement in our financial performance;
o    ability to comply with our general working capital requirements;
o    ability to retain or receive certain permits or patents;
o    ability to renew permits with minimal effort and costs;
o ability to be able to continue to borrow under our revolving line of credit;
o ability to generate sufficient cash flow from operations to fund all costs of operations;
o    ability to remediate certain contaminated sites for projected amounts;
o    no further impairment to intangible assets;
o    no intention to close any facilities, other than the Michigan facility;
o our possession of all necessary approvals, licenses and permits, and our ability to attain, renew, or receive certain approvals, licenses, permits, or patents;
o    no expectation of material future inflationary changes;
o    ability to fund budgeted capital expenditures for 2006;
o    expect our 2006 backlog to continue similar to our 2005 backlog;
o expectation that third party consulting fees related to Section 404 of Sarbanes-Oxley, will decline slightly in 2006;
o    ability to close and remediate facilities for the estimated amounts;
o    goal to improve our balance sheet, pay down debt and improve our liquidity;
o    we expect similar levels of backlog to continue in the future;
o    the environmental remediation cost relating to the Pittsburgh facility;
o    we expect our seasonal trends to continue.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

o    general economic conditions;
o    material reduction in revenues;
o    inability to collect in a timely manner a material amount of receivables;
o    increased competitive pressures;
o the ability to maintain and obtain required permits and approvals to conduct operations;
o the ability to develop new and existing technologies in the conduct of operations;
o    ability to retain or renew certain required permits;
o discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;
o changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
o    potential increases in equipment, maintenance, operating or labor costs;
o    management retention and development;
o financial valuation of intangible assets is substantially less than expected;
o the requirement to use internally generated funds for purposes not presently anticipated;
o termination of the Oak Ridge Contracts as a result of our lawsuit again Bechtel Jacobs or otherwise;
o inability to have our Industrial segment become profitable on an annualized basis;
o    the inability to maintain the listing of our Common Stock on the NASDAQ;
o the determination that PFMI, PFSG or PFO was responsible for a material amount of remediation at certain Superfund sites;
o terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to us under these contracts or subcontracts;
o determination that PFD or PFTS are required to have a Title V air permit in connection with its operations, and
o    Risk Factors contained in Item 1A of this report.

We undertake no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

                                                                                PAGE NO.
                                                                                --------
CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
  Report of Independent Registered Public Accounting Firm, BDO Seidman, LLP           50

  Consolidated Balance Sheets as of December 31, 2005 and 2004                        51

  Consolidated Statements of Operations for the years ended
   December 31, 2005, 2004, and 2003                                                  53

  Consolidated Statements of Cash Flows for the years ended
   December 31, 2005, 2004, and 2003                                                  54

  Consolidated Statements of Stockholders' Equity for the years
   Ended December 31, 2005, 2004, and 2003                                            55

  Notes to Consolidated Financial Statements                                          56

FINANCIAL STATEMENT SCHEDULE
---------------------------------------------------------------------------
  II Valuation and Qualifying Accounts for the years ended                           103
   December 31, 2005, 2004, and 2003

SCHEDULES OMITTED
-----------------
 In accordance with the rules of Regulation S-X, other schedules are not submitted because (a) they are not applicable to or required by the Company, or
 (b) the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Perma-Fix Environmental Services, Inc.
Gainesville, Florida

We have audited the accompanying consolidated balance sheets of Perma-Fix Environmental Services, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perma-Fix Environmental Services, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Perma-Fix Environmental Services, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 24, 2006 expressed an unqualified opinion thereon.

West Palm Beach, Florida                                        BDO Seidman, LLP
March 24, 2006

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                               As of December 31,

(Amounts in Thousands, Except for Share Amounts)                             2005          2004
----------------------------------------------------------------------   ------------   ------------
ASSETS
Current assets
  Cash                                                                   $         94   $        215
  Restricted cash                                                                 511             60
  Accounts receivable, net of allowance for doubtful
   accounts of $512 and $560                                                   16,609         17,408
  Unbilled receivables                                                         11,948          9,518
  Inventories                                                                     842            882
  Prepaid expenses                                                              2,777          2,882
  Other receivables                                                                37             46
  Current assets of discontinued operations, net of allowance for
   doubtful accounts of $90 and $135                                               60          1,883
                                                                         ------------   ------------
    Total current assets                                                       32,878         32,894

Property and equipment:
  Buildings and land                                                           19,922         18,313
  Equipment                                                                    31,120         30,175
  Vehicles                                                                      4,452          3,911
  Leasehold improvements                                                       11,489         11,514
  Office furniture and equipment                                                2,414          2,390
  Construction-in-progress                                                        850          1,823
                                                                         ------------   ------------
                                                                               70,247         68,126
  Less accumulated depreciation and amortization                              (25,767)       (21,228)
                                                                         ------------   ------------
    Net property and equipment                                                 44,480         46,898

  Property and equipment of discontinued operations, net of
   accumulated depreciation of $80 and $54                                        806            963

Intangibles and other assets:
  Permits                                                                      13,188         12,895
  Goodwill                                                                      1,330          1,330
  Finite Risk Sinking Fund                                                      3,339          2,225
  Other assets                                                                  2,504          3,250
                                                                         ------------   ------------
    Total assets                                                         $     98,525   $    100,455
                                                                         ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                               As of December 31,

(Amounts in Thousands, Except for Share Amounts)                             2005           2004
----------------------------------------------------------------------   ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $      6,053   $      6,361
  Current environmental accrual                                                   768            721
  Accrued expenses                                                             11,666         12,021
  Unearned revenue                                                              5,169          5,115
  Current liabilities of discontinued operations                                  628          2,797
  Current portion of long-term debt                                             2,678          6,376
                                                                         ------------   ------------
    Total current liabilities                                                  26,962         33,391

Environmental accruals                                                          1,572          1,991
Accrued closure costs                                                           5,245          5,062
Other long-term liabilities                                                     2,462          1,944
Long-term liabilities of discontinued operations                                3,149          1,954
Long-term debt, less current portion                                           10,697         12,580
                                                                         ------------   ------------
    Total long-term liabilities                                                23,125         23,531
                                                                         ------------   ------------
      Total liabilities                                                        50,087         56,922

Commitments and Contingencies (see Note 13)                                        --             --

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding,
 liquidation value $1.00 per share                                              1,285          1,285

Stockholders' equity:
  Preferred Stock, $.001 par value; 2,000,000 shares authorized,
   0 and 2,500 shares issued and outstanding, respectively                         --             --
  Common Stock, $.001 par value; 75,000,000 shares authorized,
   45,813,916 and 42,749,117 shares issued, including 988,000 shares
   held as treasury stock, respectively                                            46             43
  Additional paid-in capital                                                   82,180         80,902
  Accumulated deficit                                                         (33,211)       (36,794)
  Interest rate swap                                                               --            (41)
                                                                         ------------   ------------
                                                                               49,015         44,110
  Less Common Stock in treasury at cost; 988,000 shares                        (1,862)        (1,862)
                                                                         ------------   ------------
    Total stockholders' equity                                                 47,153         42,248
                                                                         ------------   ------------
      Total liabilities and stockholders' equity                         $     98,525   $    100,455
                                                                         ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         For the years ended December 31

(Amounts in Thousands, Except for Share Amounts)                             2005           2004           2003
----------------------------------------------------------------------   ------------   ------------   ------------
Net Revenues                                                             $     90,866   $     82,483   $     79,153
Cost of goods sold                                                             65,470         58,770         54,041
                                                                         ------------   ------------   ------------
  Gross Profit                                                                 25,396         23,713         25,112

Selling, general and administrative expenses                                   20,443         18,461         17,553
Loss (gain) on disposal or impairment of fixed assets                            (334)           994             (4)
Impairment loss on intangible assets                                               --          9,002             --
                                                                         ------------   ------------   ------------
  Income (loss) from operations                                                 5,287         (4,744)         7,563

Other income (expense):
  Interest income                                                                 133              3              8
  Interest expense                                                             (1,594)        (2,020)        (2,804)
  Interest expense - financing fees                                              (318)        (2,191)        (1,070)
  Other                                                                            (7)          (456)           (32)
                                                                         ------------   ------------   ------------
Income (loss) from continuing operations before taxes                           3,501         (9,408)         3,665

Income taxes                                                                      432            169             21
                                                                         ------------   ------------   ------------
Income (loss) from continuing operations                                        3,069         (9,577)         3,644

Discontinued operations:
  Income (loss) from discontinued operations                                      670           (606)          (526)
  Loss on disposal of discontinued operations                                      --         (9,178)            --
                                                                         ------------   ------------   ------------
    Total income (loss) from discontinued operations                              670         (9,784)          (526)
                                                                         ------------   ------------   ------------
      Net income (loss)                                                         3,739        (19,361)         3,118

Preferred Stock dividends                                                        (156)          (190)          (189)
                                                                         ------------   ------------   ------------
Net income (loss) applicable to Common Stock                             $      3,583   $    (19,551)  $      2,929
                                                                         ============   ============   ============
Net income (loss) per common share - basic:
  Continuing operations                                                  $        .07   $       (.24)  $        .10
  Discontinued operations                                                         .01           (.24)          (.02)
                                                                         ------------   ------------   ------------
  Net income (loss) per common share                                     $        .08   $       (.48)  $        .08
                                                                         ============   ============   ============
Net income (loss) per common share - diluted:
  Continuing operations                                                  $        .07   $       (.24)  $        .09
  Discontinued operations                                                         .01           (.24)          (.01)
                                                                         ------------   ------------   ------------
  Net income (loss) per common share                                     $        .08   $       (.48)  $        .08
                                                                         ============   ============   ============
Number of shares and potential common shares Used in
 computing net income (loss) per share:
  Basic                                                                        42,605         40,478         34,982
                                                                         ============   ============   ============
  Diluted                                                                      44,804         40,478         39,436
                                                                         ============   ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the years ended December 31

(Amounts in Thousands)                                                       2005           2004           2003
----------------------------------------------------------------------   ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss)                                                      $      3,739   $    (19,361)  $      3,118
  Adjustments to reconcile net income (loss) to cash provided by
   (used in) operations:
  Depreciation and amortization                                                 4,754          4,576          4,237
  Debt discount amortization                                                       --            838            324
  Provision for bad debt and other reserves                                       185            117            236
  (Gain) loss on disposal or impairment of plant, property
   and equipment                                                                 (334)           994             (4)
  Intangible asset impairment                                                      --          9,002             --
  Issuance of Common Stock for services                                           175            192             34
  Discontinued operation                                                          900          9,254           (257)
  Changes in assets and liabilities, of continuing operations net of effects from business acquisitions:
  Accounts receivable                                                             658            854         (1,211)
  Unbilled receivables                                                         (2,434)        (2,215)        (1,171)
  Prepaid expenses, inventories and other assets                                  122            835           (741)
  Accounts payable, accrued expenses and unearned revenue                        (371)         1,811           (606)
                                                                         ------------   ------------   ------------
    Net cash provided by operations                                             7,394          6,897          3,959
                                                                         ------------   ------------   ------------
Cash flows from investing activities:
  Purchases of property and equipment, net                                     (2,099)        (2,691)        (2,126)
  Proceeds from sale of plant, property and equipment                             705             (3)            17
  Change in restricted cash, net                                                  (16)            (2)           (13)
  Change in finite risk sinking fund                                           (1,114)          (991)        (1,234)
  Cash used for acquisition consideration, net of cash acquired                    --         (2,903)            --
  Cash used in discontinued operations                                             --           (164)           (52)
                                                                         ------------   ------------   ------------
    Net cash used in investing activities                                      (2,524)        (6,754)        (3,408)
                                                                         ------------   ------------   ------------
Cash flows from financing activities:
  Net borrowings (repayments) of revolving credit                              (4,033)        (2,755)           494
  Principal repayments of long term debt                                       (6,481)        (8,535)        (3,530)
  Proceeds from issuance of long-term debt                                      4,417             --             --
  Proceeds from issuance of stock                                               1,106         10,951          2,684
                                                                         ------------   ------------   ------------
    Net cash used in financing activities                                      (4,991)          (339)          (352)
                                                                         ------------   ------------   ------------
Increase (decrease) in cash                                                      (121)          (196)           199
Cash at beginning of period                                                       215            411            212
                                                                         ------------   ------------   ------------
Cash at end of period                                                    $         94   $        215   $        411
                                                                         ============   ============   ============
Supplemental disclosure:
     Interest paid                                                       $      1,178   $      1,920   $      2,381
Non-cash investing and financing activities:
     Issuance of Common Stock for payment of dividends                             --            125            125
     Interest rate swap valuation                                                  41             89             85
     Long-term debt incurred for purchase of property and equipment               517            320          1,284

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      PERMA-FIX ENVIRONMENTAL SERVICES, INC
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         For the years ended December 31


                                                         Preferred Stock             Common Stock        Additional
                                                     -----------------------   -----------------------     Paid-In
                                                       Shares       Amount       Shares       Amount       Capital
                                                     ----------   ----------   ----------   ----------   ----------
Balance at December 31, 2002                              2,500   $       --   35,326,734   $       35   $   66,799
                                                     ==========   ==========   ==========   ==========   ==========
Comprehensive income
  Net income                                                 --           --           --           --           --
  Other comprehensive income:
    Interest Rate Swap                                       --           --           --           --           --

      Comprehensive income
Preferred Stock dividends                                    --           --           --           --           --
Issuance of Common Stock for Preferred
 Stock dividends                                             --           --       59,000           --          125
Issuance of Common Stock for cash and services               --           --      102,850           --          216

Exercise of Warrants and Options                             --           --    1,753,297            2        2,500
                                                     ----------   ----------   ----------   ----------   ----------
Balance at December 31, 2003                              2,500   $       --   37,241,881   $       37   $   69,640
                                                     ==========   ==========   ==========   ==========   ==========
Comprehensive loss
  Net loss                                                   --           --           --           --           --
  Other comprehensive income:
    Interest rate swap                                       --           --           --           --           --

      Comprehensive loss
Preferred stock dividends                                    --           --           --           --           --
Issuance of Common Stock for Preferred
 Stock dividends                                             --           --       54,581           --          125
Issuance of Common Stock for cash and services               --           --      172,647           --          305
Issuance of Common Stock in private placement                --           --    4,616,113            5        9,865

Exercise of Warrants and Options                             --           --      663,895            1          967
                                                     ----------   ----------   ----------   ----------   ----------
Balance at December 31, 2004                              2,500   $       --   42,749,117   $       43   $   80,902
                                                     ==========   ==========   ==========   ==========   ==========
Comprehensive income
  Net income                                                 --           --           --           --           --
  Other comprehensive income:
    Interest rate swap                                       --           --           --           --           --

      Comprehensive income
Preferred stock dividends                                    --           --           --           --           --
Issuance of Common Stock for cash and services               --           --      144,566           --          274
Issuance of Common Stock upon conversion of
 Preferred Stock                                         (2,500)          --    1,666,667            2           (2)

Exercise of Warrants and Options                             --           --    1,253,566            1        1,006
                                                     ----------   ----------   ----------   ----------   ----------
Balance at December 31, 2005                                 --   $       --   45,813,916   $       46   $   82,180
                                                     ==========   ==========   ==========   ==========   ==========

                                                                                  Common
                                                                    Interest       Stock         Total
                                                     Accumulated      Rate        Held In    Stockholders'
                                                       Deficit        Swap       Treasury        Equity
                                                     -----------   ----------   ----------   -------------
Balance at December 31, 2002                         $   (20,172)  $     (215)  $   (1,862)  $      44,585
                                                     ===========   ==========   ==========   =============
Comprehensive income
  Net income                                               3,118           --           --           3,118
  Other comprehensive income:
    Interest Rate Swap                                        --           85           --              85
                                                                                             -------------
      Comprehensive income                                                                           3,203
Preferred Stock dividends                                   (189)          --           --            (189)
Issuance of Common Stock for Preferred
 Stock dividends                                              --           --           --             125
Issuance of Common Stock for cash and services                --           --           --             216

Exercise of Warrants and Options                              --           --           --           2,502
                                                     -----------   ----------   ----------   -------------
Balance at December 31, 2003                         $   (17,243)  $     (130)  $   (1,862)  $      50,442
                                                     ===========   ==========   ==========   =============
Comprehensive loss
  Net loss                                               (19,361)          --           --         (19,361)
  Other comprehensive income:
    Interest rate swap                                        --           89           --              89
                                                                                             -------------
      Comprehensive loss                                                                           (19,280)
Preferred stock dividends                                   (190)          --           --            (190)
Issuance of Common Stock for Preferred
 Stock dividends                                              --           --           --             125
Issuance of Common Stock for cash and services                --           --           --             305
Issuance of Common Stock in private placement                 --           --           --           9,870

Exercise of Warrants and Options                              --           --           --             968
                                                     -----------   ----------   ----------   -------------
Balance at December 31, 2004                         $   (36,794)  $      (41)  $   (1,862)  $      42,248
                                                     ===========   ==========   ==========   =============
Comprehensive income
  Net income                                               3,739           --           --           3,739
  Other comprehensive income:
    Interest rate swap                                        --           41           --              41
                                                                                             -------------
      Comprehensive income                                                                           3,780
Preferred stock dividends                                   (156)          --           --            (156)
Issuance of Common Stock for cash and services                --           --           --             274
Issuance of Common Stock upon conversion of
 Preferred Stock                                              --           --           --              --
Exercise of Warrants and Options                              --           --           --           1,007
                                                     -----------   ----------   ----------   -------------
Balance at December 31, 2005                         $   (33,211)  $       --   $   (1,862)  $      47,153
                                                     ===========   ==========   ==========   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004, and 2003

NOTE 1
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Perma-Fix Environmental Services, Inc. (the Company, which may be referred to as we, us, or our), an environmental and technology know-how company, is a Delaware corporation, engaged through its subsidiaries, in:

o    Industrial Waste Management Services ("Industrial"), which includes:
     o Treatment, storage, processing, and disposal of hazardous and non-hazardous waste;
     o Wastewater management services, including the collection, treatment, processing and disposal of hazardous and non-hazardous wastewater; and
     o Environmental services, including emergency response, vacuum services, marine environmental and other remediation services.
o    Nuclear Waste Management Services ("Nuclear"), which includes:
     o Treatment, storage, processing and disposal of mixed waste (waste that is both low-level radioactive and hazardous) which includes on and off-site waste remediation and processing;
     o Nuclear, low-level radioactive, hazardous and non-hazardous waste treatment, processing and disposal; and
     o Research and development of innovative ways to process low-level radioactive and mixed waste.
o    Consulting Engineering Services, which includes:
     o Broad-scope environmental issues, including environmental management programs, regulatory permitting, compliance and auditing, landfill design, field testing and characterization.

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

Our consolidated financial statements include our accounts, and the accounts of our wholly-owned subsidiaries, Schreiber, Yonley and Associates ("SYA"), Perma-Fix Treatment Services, Inc. ("PFTS"), Perma-Fix of Florida, Inc. ("PFF"), Perma-Fix of Dayton, Inc. ("PFD"), Perma-Fix of Ft. Lauderdale, Inc. ("PFFL"), Perma-Fix of Orlando, Inc. ("PFO"), Perma-Fix of South Georgia, Inc. ("PFSG"), Diversified Scientific Services, Inc. ("DSSI"), East Tennessee Materials & Energy Corporation ("M&EC"), and Perma-Fix of Michigan, Inc. ("PFMI"), a discontinued operation (see Note 5 ). Perma-Fix of Maryland, Inc. ("PFMD") and Perma-Fix of Pittsburgh, Inc. ("PFP"), a discontinued operation, have been included in our consolidated financial statements in 2004, from their date of acquisition.

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements include our accounts and our wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

USE OF ESTIMATES

When we prepare financial statements in conformity with generally accepted accounting principles, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Notes 5, 9, 10, and 13 for estimates of discontinued operations, closure costs, environmental liabilities and contingencies for details on particularly sensitive estimates.

RESTRICTED CASH

Restricted cash reflects secured collateral relative to the various bonding requirements required for the PFFL treatment, storage and disposal facility, the PFMD hazardous waste transporter permit in the state of Pennsylvania and the PFP hazardous waste storage and transporter permit in the state of Pennsylvania. Approximately $460,000 reflects cash held for commitments related to the RCRA remedial action at a facility affiliated with PFD as further discussed in Note
10. The restricted cash held for the PFD commitments was previously classified as a long term asset, but has been reclassified into current assets, as subsequent to December 31, 2005, we replaced the restricted fund with an assurance bond. The letter of credit secured by the current restricted cash renews annually.

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

UNBILLED RECEIVABLES

Unbilled Receivables are generated by the percentage of completion methodology used for revenue recognition purposes. As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue. The complexity of the documentation that is required for invoicing delays the billing process, which in turn results in unbilled receivables. The amount of unbilled receivables is more prevalent in the Nuclear segment due to the complexity of the current contracts, which requires greater levels of documentation for final invoicing.

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

INTANGIBLE ASSETS

Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net assets acquired ("goodwill") and the recognized permit value of the business. Prior to our adoption of SFAS 142, effective January 1, 2002, goodwill had been amortized over 20 to 40 years and permits amortized over 10 to 20 years. Effective January 1, 2002, we discontinued amortizing our indefinite life intangible assets (goodwill and permits). We continually reevaluate the propriety of the carrying amount of permits and goodwill to determine whether current events and circumstances warrant adjustments to the carrying value and estimates of useful lives. Effective January 1, 2002, we adopted SFAS 142 and obtained an initial financial valuation of our intangible assets, which indicated no impairment to our indefinite life intangible assets. Our annual financial valuations performed as of October 1, 2005, and October 1, 2003 indicated no impairments. However, our annual impairment test performed as of October 1, 2004 resulted in an impairment of $9,002,000 to our goodwill and permits in our Industrial segment. For further discussion on the impairment see Note 3.

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

COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income has two components, net income and other comprehensive income, and is included on the balance sheet in the equity section. Our other comprehensive income consisted of the market value of the interest rate swap. For more information see Interest Rate Swap.

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

As a significant customer, revenues with Bechtel Jacobs, accounted for approximately $14,940,000 or 16.5%, $9,405,000 or 11.4%, and $13,139,000 or
16.6% of total revenues for the years ended December 31, 2005, December 31, 2004, and December 31, 2003, respectively. Either party may at any time terminate the relationship. See Note 13 - Commitments and Contingencies.

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

Consulting revenues. Consulting revenues are recognized as services are rendered, as is consistent with industry standards. The services provided are based on billable hours and revenues are recognized in relation to incurred labor and consulting costs. Out of pocket costs reimbursed by customers are also included in revenues.

SELF-INSURANCE

We have a self-insurance program for certain health benefits. The cost of these benefits is recognized as expense in the period in which the claim occurred, including estimates of claims incurred but not reported. Claims expense for 2005 was approximately $3,474,000, as compared to $2,985,000 and $2,631,000 for 2004 and 2003, respectively.

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

SFAS 123 requires pro forma information regarding net income and earnings per share as if compensation cost for our employee and director stock options had been determined in accordance with the fair market value-based method prescribed in SFAS 123. We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The following assumptions were used for grants in 2005, 2004, and 2003: no dividend yield; an expected life of ten years; expected volatility of 41.1%, 21.72% - 37.50%; and 23.19% - 25.75%
and risk free interest rates of 4.09%, 3.34% - 3.82%, and 2.75% - 3.33%, respectively.

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

This resulted in the accelerated vesting of options to purchase 676,850 shares of our Common Stock, which includes 240,500 options that were "in-the-money" options, having an exercise price less than the market price prior to the Board of Directors' approval. Our stock-based employee compensation expense under the fair value method presented in our pro forma amounts below includes expense of approximately $426,000 during 2005 as a result of accelerated stock option vesting.

Under the accounting provisions of FASB Statement 123, our net income (loss) and net income (loss) per share would have been reduced (increased) to the pro forma amounts indicated below (in thousands except for per share amounts):

                                                         2005           2004           2003
                                                     ------------   ------------   ------------
Net income (loss) from continuing operations,
 applicable to Common Stock, as reported             $      2,913   $     (9,767)  $      3,455
Deduct:  Total Stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects                  (727)          (380)          (470)
                                                     ------------   ------------   ------------
Pro forma net income (loss) from continuing
 operations applicable to Common Stock               $      2,186   $    (10,147)  $      2,985
                                                     ============   ============   ============
Earnings (loss) per share
  Basic - as reported                                $        .07   $       (.24)  $        .10
                                                     ============   ============   ============
  Basic - pro-forma                                  $        .05   $       (.25)  $        .09
                                                     ============   ============   ============
  Diluted - as reported                              $        .07   $       (.24)  $        .09
                                                     ============   ============   ============
  Diluted - pro-forma                                $        .05   $       (.25)  $        .08
                                                     ============   ============   ============

NET INCOME (LOSS) PER SHARE

Basic EPS is based on the weighted average number of shares of Common Stock outstanding during the year. Diluted EPS includes the dilutive effect of potential common shares. Diluted loss per share for the year ended December 31, 2004 does not include potential common shares, as their effect would be anti-dilutive.

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the years ended December 31, 2005, 2004, and 2003:

(Amounts in Thousands, Except for Per Share Amounts)               2005           2004           2003
------------------------------------------------------------   ------------   ------------   ------------
Earnings per share from continuing operations
---------------------------------------------
  Income (loss) from continuing operations                     $      3,069   $     (9,577)  $      3,644
  Preferred stock dividends                                            (156)          (190)          (189)
                                                               ------------   ------------   ------------
  Income (loss) from continuing operations applicable to
   Common Stock                                                       2,913         (9,767)         3,455
  Effect of dilutive securities:
    Preferred Stock dividends                                           156            190            189
                                                               ------------   ------------   ------------
    Income (loss) - diluted                                    $      3,069   $     (9,577)  $      3,644
                                                               ============   ============   ============
  Basic income (loss) per share                                $        .07   $       (.24)  $        .10
                                                               ============   ============   ============
  Diluted income (loss) per share                              $        .07   $       (.24)  $        .09
                                                               ============   ============   ============
Earnings per share from discontinued operations
-----------------------------------------------
  Income (loss) - basic and diluted                            $        670   $     (9,784)  $       (526)
                                                               ============   ============   ============
  Basic loss per share                                         $        .01   $       (.24)  $       (.02)
                                                               ============   ============   ============
  Diluted loss per share                                       $        .01   $       (.24)  $       (.01)
                                                               ============   ============   ============
Weighted average shares outstanding - basic                          42,605         40,478         34,982
Potential shares exercisable under stock option plans                   268             --            477
Potential shares upon exercise of Warrants                              689             --          2,310
Potential shares upon conversion of Preferred Stock                   1,242             --          1,667
                                                               ------------   ------------   ------------
Weighted average shares outstanding - diluted                        44,804         40,478         39,436
                                                               ============   ============   ============

Potential shares excluded from above weighted average share
 calculations due to their anti-dilutive effect include:
Upon exercise of options                                              1,308          2,976          1,472
Upon exercise of Warrants                                             1,776         12,791             20
Upon conversion of Preferred Stock                                       --          1,667             --

INTEREST RATE SWAP

We entered into an interest rate swap agreement effective December 22, 2000, to modify the interest characteristics of its outstanding debt from a floating basis to a fixed rate, thus reducing the possible impact of interest rate changes on future income. This agreement involved the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received was accrued as interest rates changed and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counter parties was included in other assets or liabilities. During the twelve months ended December 31, 2005, we recorded a gain on the interest rate swap of $41,000, which was included in other comprehensive income on the Statement of Stockholders' Equity (see Note
7). The interest rate swap agreement expired in December 2005.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The book values of cash, trade accounts receivable, trade accounts payable, accrued expenses and unearned revenues approximate their fair values principally because of the short-term maturities of these instruments. The fair value of our long-term debt is estimated based on the current rates offered to us for debt of similar terms and maturities. Under this method, the fair value of long-term debt was not significantly different from the stated value at December 31, 2005 and 2004. The book value of our subsidiary's preferred stock is not significantly different than its fair value.

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

In March 2005, FASB issued FASB Interpretation No. 47 ("FIN 47"), Accounting for Conditional Asset Retirement Obligations -- An Interpretation of FASB Statement No. 143. FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and
(or) method of settlement are conditional on a future event that may or may not be within control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and
(or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Interpretation is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material effect on our consolidated financial position or results of operations for the year ending December 31, 2005.

In December 2004, FASB issued Statement No. 123 (revised) ("SFAS 123R"), Share-Based Payment. SFAS 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. According to the FASB, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, during the first quarter of 2005, the Securities and Exchange Commission approved a new rule, Staff Accounting Bulletin 107, that delays the adoption of this standard to the beginning of the next fiscal year, instead of the next reporting period that begins after June 15, 2005. The rule does not change the accounting required by SFAS 123R, but recognizes that preparers will need to use considerable judgment when valuing employee stock options under this statement. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS 123R. We adopted SFAS 123R on January 1, 2006. SFAS 123R permits public companies to adopt its requirements using one of two methods:

o A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or
o A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123R for purposes of pro forma disclosures either (a) all prior periods presented or
     (b) prior interim periods of the year of adoption.

We will implement SFAS 123R in the first quarter of 2006 and intend to use the modified prospective method. We expect the adoption to result in the recognition of stock-based compensation expense of approximately $20,000 for stock options granted prior to January 1, 2006 plus the expense related to stock options granted during 2006.

NOTE 3
GOODWILL AND OTHER INTANGIBLE ASSETS

We adopted SFAS 142 January 1, 2002. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. We discontinued amortizing our indefinite-life intangible assets (goodwill and permits) in January 2002. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 required us to complete a transitional goodwill impairment test six months from the date of adoption. We were also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. We utilized an independent appraisal firm to test goodwill and permits, separately, for impairment. The appraiser's reports indicated no impairment as of October 1, 2005 and October 1, 2003. Our annual impairment test as of October 1, 2004, resulted in an impairment of goodwill and permits, in our Industrial segment in the amounts of $4,886,000 and $4,116,000, respectively. The aggregate impairment of $9,002,000 is recorded in our loss from operations for the twelve months ended December 31, 2004, in our Consolidated Statement of Operations. The annual impairment test as of October 1, 2004, indicated no impairment for our Nuclear and Engineering segments.

The following table is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2003, 2004, and 2005 (amounts in thousands). Our Nuclear segment has been excluded as it has no goodwill recorded.

                                                                Industrial     Engineering
Goodwill                                                          Segment        Segment         Total
------------------------------------------------------------   ------------   ------------   ------------
Balance as of December 31, 2002                                $      5,196   $      1,330   $      6,525
  Reclass of goodwill to asset retirement costs
   (Notes 2 and 9)                                                     (309)            --           (309)
                                                               ------------   ------------   ------------
Balance as of December 31, 2003                                       4,886          1,330          6,216
  Impairment of goodwill                                             (4,886)            --         (4,886)
                                                               ------------   ------------   ------------
Balance as of December 31, 2004                                          --          1,330          1,330
                                                               ------------   ------------   ------------
Balance as of December 31, 2005                                $         --   $      1,330   $      1,330
                                                               ============   ============   ============

The following table is a summary of changes in the carrying amount of permits for the years ended December 31, 2003, 2004, and 2005 (amounts in thousands). Our Engineering segment has been excluded as it has no permits recorded.

                                                                Industrial       Nuclear
Permits                                                           Segment        Segment        Total
------------------------------------------------------------   ------------   ------------   ------------
Balance as of December 31, 2002                                $      6,491   $     14,268   $     20,759
  Permits in progress                                                   161             --            161
  Permits obtained                                                       --              9              9
  Reclass of permits to asset retirement costs
   (Notes 2 and 9)                                                     (170)        (4,079)        (4,249)
                                                               ------------   ------------   ------------
Balance as of December 31, 2003                                       6,482         10,198         16,680
  Permits in progress                                                     3            328            331
  Impairment of permits                                              (4,116)            --         (4,116)
                                                               ------------   ------------   ------------
Balance as of December 31, 2004                                       2,369         10,526         12,895
  Permits in progress                                                    --            293            293
                                                               ------------   ------------   ------------
Balance as of December 31, 2005                                $      2,369   $     10,819   $     13,188
                                                               ============   ============   ============

NOTE 4
ACQUISITIONS

On March 23, 2004, our subsidiary, Perma-Fix of Maryland, Inc. ("PFMD") completed its acquisition of certain assets of USL Environmental Services, Inc. d/b/a A&A Environmental ("A&A"), primarily located in Baltimore, Md., and our subsidiary, Perma-Fix of Pittsburgh, Inc. ("PFP") completed its acquisition of certain assets of US Liquids of Pennsylvania, Inc. d/b/a EMAX ("EMAX"). Both A&A and EMAX are wholly owned subsidiaries of US Liquids Inc. ("USL"). PFMD is using the acquired assets of A&A to provide a full line of environmental, marine and industrial maintenance services. PFMD offers expert environmental services such as 24-hour emergency response, vacuum services, hazardous and non-hazardous waste disposal, marine environmental and other remediation services. PFP provided a variety of environmental services, however, as we re-evaluated the business, we decided to discontinue operations at PFP. The Board of Directors approved the closure in November 2005. See Note 5 for further discussion on the discontinued operation.

We paid $2,915,000 in cash for the acquired assets and assumed certain liabilities of A&A and EMAX. The acquisitions were accounted for using the purchase method effective March 23, 2004, and accordingly, the estimated fair values of the assets acquired and liabilities assumed as of this date, and the results of operations since this date, were included in the accompanying consolidated financial statements. Costs incurred related to the acquisitions were $275,000 and are included in our purchase price allocation as liabilities assumed. We obtained third party evaluations of certain assets and at December 31, 2004, finalized our purchase price allocation to the net assets acquired and the net liabilities assumed, as follows:

                                               PFMD            PFP
                                           ------------   ------------
Assets acquired:
  Current tangible assets                  $      2,457   $         24
  Fixed assets                                    1,810            413
Liabilities assumed:
  Current accounts payable  and accruals         (1,141)          (107)
  Long-term environmental reserve                  (391)          (150)
                                           ------------   ------------
Total purchase price allocation            $      2,735   $        180
                                           ============   ============

The third party evaluations resulted in higher fair values for property and equipment than was allocable to those assets based upon the purchase price of such assets and, as such, we reduced on a pro rata basis the value of the property and equipment to their final book values, as recorded through purchase accounting.

NOTE 5
DISCONTINUED OPERATIONS

PFP

Effective November 8, 2005, our Board of Directors approved the discontinuation of operations at the facility in Pittsburgh, Pennsylvania, owned by our subsidiary, Perma-Fix of Pittsburgh, Inc. ("PFP"). The decision to discontinue operations at PFP was due to our reevaluation of the facility and our ability to achieve profitability at the facility in the near term. During February 2006, we completed the remediation of the leased property and the equipment, and released the property back to the owner. The operating results for the current and prior periods have been reclassified to discontinued operations in our Consolidated Statements of Operations.

PFP recorded revenue of $721,000 and an operating loss of $346,000 for the year ended December 31, 2005. Revenue for the nine months that we owned PFP in 2004, was $890,000 with operating income of $29,000 for the same period. The assets and liabilities related to PFP have been reclassified into separate categories in the Consolidated Balance Sheets as of December 31, 2005 and 2004. The assets are recorded at their net realizable value, and consist of accounts receivable of $60,000 and equipment of $203,000.

Liabilities as of December 31, 2005, consist of accounts payable of $72,000, accrued expenses $12,000 and environmental remediation costs of $146,000. The environmental remediation costs represent our best estimate of the cost to remediate the property and equipment and release the property back to the owner and sell or dispose of the equipment. We held a five year lease on the property that was to expire in March 2009, and consisted of monthly rent expense of approximately $10,000. During February 2006, we finalized negotiations with the property lessor for early termination of the lease. The agreement resulted in the payment of approximately $200,000 to be paid in $20,000 increments over the last ten months of 2006, following our vacating the property in February 2006. These lease termination costs will be charged to expense during the first quarter of 2006.

PFMI

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

PFMI recorded income of $1,016,000 for the year ended December 31, 2005, and revenue of $1,569,000 and an operating loss of $635,000 for the year ended December 31, 2004. Our income in 2005 was a result of the settlement of the three insurance claims we submitted relative to the two fires at PFMI, a property claim for the first fire and a property claim and business interruption claim for the second fire. During 2004, we recorded a receivable of $1,585,000 based on negotiations with the insurance carrier on the business interruption claim. The income from recording this receivable was recorded as a reduction of "loss from discontinued operations" and reduced the operating losses for 2004. During 2005, we received insurance proceeds and claim settlements of $3,253,000 for settlement of all three claims. Of these proceeds, $1,476,000 was recorded as income from discontinued operations during 2005, which is net of $192,000 paid for public adjustor fees.

Assets and liabilities related to the discontinued operation have been reclassified to separate categories in the Consolidated Balance Sheets as of December 31, 2005 and 2004. As of December 31, 2005, assets are recorded at their estimated net realizable values, and consist of property and equipment of $603,000. Liabilities as of December 31, 2005, consist of accounts payable and current accrued expenses of $9,000, environmental accruals of $1,909,000, and a pension payable of $1,629,000. The pension plan withdrawal liability, is a result of the termination of the union employees of PFMI. The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. The recorded liability is based upon a demand letter received from CST in August 2005, that provided for the payment of $22,000 per month over an eight year period. This obligation is recorded as a long-term liability, with a current portion of $196,000 that we expect to pay over the next year.

As a result of the discontinuation of operations at the PFMI facility, we are required to complete certain closure and remediation activities pursuant to our RCRA permit. Also, in order to close and dispose of the facility, we may have to complete certain additional remediation activities related to the land, building, and equipment. The level and cost of the clean-up and remediation will be determined by state mandated requirements, the extent to which are not known at this time. Also, impacting this estimate is the level of contamination discovered, as we begin remediation, and the related clean-up standards which must be met in order to dispose of or sell the facility. We engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we estimated the cost of this environmental closure and remediation liability to be $2,464,000, as of September 30, 2004. We have spent approximately $555,000 for closure costs since September 30, 2004, of which approximately $439,000 was spent in 2005. We have $1,909,000 accrued for the closure, as of December 31, 2005, and we anticipate spending $193,000 in 2006 with the remainder over the next two to five years.

NOTE 6
PREFERRED STOCK ISSUANCE AND CONVERSION

SERIES 17 PREFERRED

As of January 1, 2002, Capital Bank held 2,500 shares of the Series 17 Preferred record, as agent for certain of its accredited investors. The Series 17 Preferred was convertible into shares of Common Stock at any time at a conversion price of $1.50 per share, subject to adjustment as set forth in the Certificate of Designations relating to the Series 17 Preferred. The Series 17 Preferred had a "stated value" of $1,000 per share.

On September 30, 2005, the Company received a notice from Capital Bank GRAWE Gruppe, AG, dated September 26, 2005, to convert the 2,500 issued and outstanding shares of the Company's Series 17 Class Q Convertible Preferred Stock ("Series 17"). Pursuant to the terms of the Series 17, the conversion resulted in the issuance of 1,666,667 shares of the Company's common stock, $.001 par value ("Common Stock") to Capital Bank, as agent for certain of its investors. In addition to $125,000 of dividends paid in cash during 2005, the final dividend due on the Series 17 of approximately $30,000 for the period from July 1, 2005 through the conversion date was paid in cash in October 2005. During the nine months ended September 30, 2005, dividends on the Series 17 were $92,000.

SERIES B PREFERRED STOCK

As partial consideration of the M&EC Acquisition, M&EC issued shares of its Series B Preferred Stock to stockholders of M&EC having a stated value of approximately $1,285,000. No other shares of M&EC's Series B Preferred Stock are outstanding. The Series B Preferred Stock is non-voting and non-convertible, has a $1.00 liquidation preference per share and may be redeemed at the option of M&EC at any time after one year from the date of issuance for the per share price of $1.00. Following the first 12 months after the original issuance of the Series B Preferred Stock, the holders of the Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of M&EC out of legally available funds, dividends at the rate of 5% per year per share applied to the amount of $1.00 per share, which shall be fully cumulative. We began accruing dividends for the Series B Preferred Stock in July 2002, and have accrued a total of approximately $226,000 since July 2002, of which $64,000 was accrued in each of the years ended December 31, 2005, 2004, and 2003.

NOTE 7
LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2005, and December 31, 2004:

(Amounts in Thousands)                                                                          2005         2004
----------------------------------------------------------------------------------------   ----------   ----------
  Revolving Credit facility dated December 22, 2000,  borrowings based upon eligible accounts  receivable,  subject to monthly borrowing base calculation,  variable interest  paid  monthly at prime rate plus 1/2% (7.75% at  December 31, 2005),
   beginning in March 2005, balance due in May 2008.                                       $    2,447   $    6,480
  Term  Loan  dated  December 22, 2000, payable  in  equal  monthly  installments principal of $83,  balance due in May 2008,  variable  interest paid monthly at
   prime rate plus 1% (8.25% at December 31, 2005).                                             6,500        3,083
  Unsecured  promissory note dated August 31, 2000, paid in lump sum in August 2005,
   interest paid annually at 7.0%.                                                                 --        3,500
  Promissory  note dated June 25, 2001,  payable in semiannual  installments on June
   30 and December 31 through December 31, 2008,  variable interest accrues at the applicable  rate  determined  under the IRS Code Section  (9.0% on December 31,
   2005) and is payable in one lump sum at the end of installment period.                       2,234        3,034
  Installment  agreement dated June 25, 2001, payable in semiannual  installments on
   June 30 and December 31 through  December 31, 2008,  variable  interest accrues at the applicable rate determined  under the IRS Code Section (9.0% on December
   31, 2005) and is payable in one lump sum at the end of installment period.                     553          753
  Various  capital  lease and  promissory  note  obligations,  payable 2006 to 2010,
   interest at rates ranging from 5.0% to 14.2%.                                                1,641        2,106
                                                                                           ----------   ----------
                                                                                               13,375       18,956
    Less current portion of long-term debt                                                      2,678        6,376
                                                                                           ----------   ----------
                                                                                           $   10,697   $   12,580
                                                                                           ==========   ==========

REVOLVING CREDIT AND TERM LOAN AGREEMENT

On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank. The Agreement initially provided for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary. As of December 31, 2005, the excess availability under our Revolving Credit was $12,964,000 based on our eligible receivables.

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

The terms of the Agreement provide that a default in the Agreement could occur upon the cessation of our Chief Financial Officer, Richard T., Kelecy to be a senior executive officer. Mr. Kelecy's resignation, effective April 5, 2006, caused a technical default under the Agreement. However, we have been in discussion with PNC, and they have informed us of their intent to waive the technical default.

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

PROMISSORY NOTE

In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation ("PDC"), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2006 will be approximately $400,000 semiannually. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended. (9% on December 31, 2005) and payable in one lump sum at the end of the loan period. On December 31, 2005, the outstanding balance was $3,636,000 including accrued interest of approximately $1,402,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

INSTALLMENT AGREEMENT

Additionally, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2006 will be approximately $100,000 semiannually. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On December 31, 2005, the rate was 9%. On December 31, 2005, the outstanding balance was $890,000 including accrued interest of approximately $337,000.

The aggregate approximate amount of the maturities of long-term debt maturing in future years as of December 31, 2005, is $2,678,000 in 2006; $2,385,000 in 2007;
$8,148,000 in 2008; $139,000 in 2009; and $25,000 in 2010.

NOTE 8
ACCRUED EXPENSES

Accrued expenses at December 31 include the following (in thousands):

                                                         2005           2004
                                                     ------------   ------------
Salaries and employee benefits                       $      3,536   $      3,387
Accrued sales, property and other tax                       1,171            821
Waste disposal and other processing expenses                3,712          3,436
Insurance Payable                                           2,045          2,091
Other                                                       1,202          2,286
                                                     ------------   ------------
  Total accrued expenses                             $     11,666   $     12,021
                                                     ============   ============

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

During 2005, the accrued long-term closure cost increased by $183,000 to a total of $5,245,000 as compared to the 2004 total of $5,062,000. This increase is principally a result of normal inflation factor increases.

Statements of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations, ("SFAS 143") requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. In conjunction with the state mandated permit and licensing requirements, we are obligated to determine our best estimate of the cost to close, at some undetermined future date, our permitted and/or licensed facilities. We recorded this liability at the date of acquisition of each facility, with its offsetting entry being to goodwill and/or permits and have subsequently increased this liability as a result of changes to the facility and/or for inflation. Our current accrued closure costs reflect the current fair value of the cost of asset retirement. We adopted SFAS 143 as of January 1, 2003, and pursuant to the adoption we reclassified from goodwill and permits approximately $4,558,000 (see Note 3), which represents the fair value of our closing cost as recorded to goodwill or permits at the time each facility was acquired, into an asset retirement obligation account. The associated asset retirement cost is recorded as property and equipment (buildings). We are depreciating the asset retirement cost on a straight-line basis over a period of 50 years.

NOTE 10
ENVIRONMENTAL LIABILITIES

We have various remediation projects, which are currently in progress at certain of our permitted Industrial segment facilities owned and operated by our subsidiaries. These remediation projects principally entail the removal of contaminated soil and, in some cases, the remediation of surrounding ground water. Five of the remedial clean-up projects in question were an issue for that facility for years prior to our acquisition of the facility and were recognized pursuant to a business combination and recorded as part of the purchase price allocation to assets acquired and liabilities assumed. Three of the facilities, (PFD, PFM, and PFSG) are RCRA permitted facilities, and as a result, the remediation activities are closely reviewed and monitored by the applicable state regulators. Additionally, we recorded environmental liabilities upon acquisition of PFMD and PFP in March 2004, which are not RCRA permitted facilities. We have recognized our best estimate of such environmental liabilities upon the acquisition of these five facilities, as part of the acquisition cost. In the normal course of our business, the operations will on occasion create a minor environmental remediation issue, which will be evaluated and a corresponding remedial liability recorded. Minor environmental remediation liabilities were recognized and recorded for the PFTS facility during 2004. As further discussed in the discontinued operations footnote, we accrued environmental liabilities for PFMI and PFP, our discontinued operations (see
Note 5).

At December 31, 2005, we had accrued environmental liabilities totaling $2,340,000, at our continuing operations, which reflects a decrease of $372,000 from the December 31, 2004, balance of $2,712,000. The decrease is a result of payments on the remediation projects, which was partially offset by an increase from our reevaluation of our remediation estimates. We also have accrued environmental liabilities of $1,909,000 for PFMI, and $146,000 for PFP, our discontinued operations. The December 31, 2005 current and long-term accrued environmental balance is recorded as follows:

                                   Current       Long-term
                                   Accrual        Accrual        Total
                                ------------   ------------   ------------
     PFD                        $    205,000   $    580,000   $    785,000
     PFM                             350,000        238,000        588,000
     PFSG                            189,000        337,000        526,000
     PFTS                             24,000         26,000         50,000
     PFMD                                 --        391,000        391,000
                                ------------   ------------   ------------
                                     768,000      1,572,000      2,340,000
     PFMI                            193,000      1,716,000      1,909,000
     PFP                             146,000             --        146,000
                                ------------   ------------   ------------
     Total Liability            $  1,107,000   $  3,288,000   $  4,395,000
                                ============   ============   ============

PFD

In June 1994, we acquired from Quadrex Corporation and/or a subsidiary of Quadrex Corporation (collectively, "Quadrex") three treatment, storage and disposal companies, including the PFD facility. The former owners of PFD had merged EPS with PFD, which was subsequently sold to Quadrex. Through our acquisition of PFD in 1994 from Quadrex, we were indemnified by Quadrex for costs associated with remediating this facility leased by PFD ("Leased Property") but never used or operated by PFD, which entails remediation of soil and/or groundwater restoration. The Leased Property used by EPS to operate its facility is separate and apart from the property on which PFD's facility is located. In conjunction with the subsequent bankruptcy filing by Quadrex, and our recording of purchase accounting for the acquisition of PFD, we recognized an environmental liability of approximately $1,200,000 for the remediation of this leased facility. This facility has pursued remedial activities for the past eight years and after evaluating various technologies, is seeking approval from appropriate governmental authority for the final remedial process, through the utilization of third party consultants. During 2005, we increased the reserve by approximately $107,000, a result of a reassessment on the cost of remediation, which was partially offset by expenditures of $44,000 for the year ended December 31, 2005. We anticipate spending for the remaining remedial activity over the next two to seven years.

PFM

Pursuant to our acquisition, effective December 31, 1993, of Perma-Fix of Memphis, Inc. (f/k/a American Resource Recovery, Inc.), we assumed certain liabilities relative to the removal of contaminated soil and to undergo groundwater remediation at the facility. Prior to our ownership of Perma-Fix of Memphis, Inc., the owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities. The groundwater remediation at this facility has been ongoing since approximately 1990, and, subject to the approval of the appropriate agency, Perma-Fix of Memphis, Inc. intends to begin final remediation of this facility. For the year ended December 31, 2005, we incurred $148,000 in remedial evaluation and planning costs, which reduced the reserve. Our anticipated spending on the remaining remedial activities will be over the next two to five years.

PFSG

During 1999, we recognized an environmental accrual of $2,199,000, in conjunction with the acquisition of PFSG. This amount represented our estimate of the long- term costs to remove contaminated soil and to undergo groundwater remediation activities at the PFSG acquired facility in Valdosta, Georgia. PFSG, in conjunction with third party consultants, have over the past four years, completed the initial valuation, selected the remedial process to be utilized, and completed the planning and approval process. Remedial activities began in 2003. For the year ended December 31, 2005, we incurred $243,000 in remediation costs, which reduced the reserve. We anticipate our spending for the remaining remedial activities to be incurred over the next two to five years.

PFTS

In conjunction with an oil spill, we accrued approximately $69,000 to remediate the contaminated soil and ground water at this location. For the year ended December 31, 2005, we have incurred $19,000 in remediation costs, which reduced the reserve. We expect to complete spending on this remedial project over the next two years.

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

PFMI

As a result of the discontinuation of operation at the PFMI facility, we are required to complete certain closure and remediation activities pursuant to our RCRA permit. Also, in order to close and dispose of or sell the facility, we may have to complete certain additional remediation activities related to the land, building, and equipment. The extent and cost of the clean-up and remediation will be determined by state mandated requirements, the extent to which are not known at this time. Also, impacting this estimate is the level of contamination discovered, as we begin remediation, and the related clean-up standards which must be met in order to dispose of or sell the facility. We engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we recorded our best estimate of the cost of this environmental closure and remediation liability, of $2,464,000, as of September 30, 2004. We are unclear as to the extent of remediation necessary to dispose of or sell the facility and to what extent the state will require us to remediate the contamination. However, in the event of a sale of the facility all or part of this reserve could be reduced. During the year ended December 31, 2005, we spent approximately $439,000 of this closure cost estimate. We have $1,909,000 accrued for the closure, as of December 31, 2005, and we anticipate spending $193,000 in 2006 with the remainder over the next two to seven years.

PFP

In conjunction with the acquisition of PFP in March 2004, we accrued $150,000 in environmental liabilities as our best estimate of the cost to remediate and restore this leased property back to its original condition. The liability estimate is based on an environmental assessment completed by a third party as part of the due diligence work prior to acquisition. The Company operated a non-hazardous waste water facility on this leased property. Upon discontinuing operations at this facility in November 2005, we began remediating the leased property and the equipment. For the year ended December 31, 2005, we have spent $4,000 on remediation costs, and completed the remediation and released the property in February 2006.

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

NOTE 11
INCOME TAXES

Income tax from the continuing operations for the years ended December 31, consisted of the following (in thousands):

                                                   2005         2004         2003
                                                ----------   ----------   ----------
Current:
  Federal                                       $       50   $       --   $       --
  State                                                382          169           21
                                                ----------   ----------   ----------
    Total income tax expense                    $      432   $      169   $       21
                                                ==========   ==========   ==========

We had temporary differences and net operating loss carry forwards, which gave rise to deferred tax assets and liabilities at December 31, as follows (in thousands):

                                                   2005         2004
                                                ----------   ----------
Deferred tax assets:
  Net operating losses                          $    7,147   $    9,962
  Environmental and closure reserves                 2,185        2,348
  Impairment of assets                               7,611        7,611
  Other                                              1,638        1,010
  Valuation allowance                              (12,731)     (13,912)
                                                ----------   ----------
  Deferred tax assets                                5,850        7,019
Deferred tax liabilities
  Depreciation and amortization                     (5,850)      (7,019)
                                                ----------   ----------
  Net deferred tax asset (liability)            $       --   $       --
                                                ==========   ==========

A reconciliation between the expected tax benefit using the federal statutory rate of 34% and the provision for income taxes as reported in the accompanying consolidated statements of operations is as follows (in thousands):

                                                   2005         2004         2003
                                                ----------   ----------   ----------
Tax expense (benefit) at statutory rate         $    1,400   $   (6,647)  $    1,060
State taxes                                            252          112           14
Intangible asset impairment                             --        3,061           --
Other                                                  (39)        (303)        (824)
Increase (decrease) in valuation allowance          (1,181)       3,946         (229)
                                                ----------   ----------   ----------
Provision for income taxes                      $      432   $      169   $       21
                                                ==========   ==========   ==========

We have recorded a valuation allowance to state our deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income. Our valuation allowance increased (decreased) by approximately $(1,181,000), $3,946,000 and $(229,000), for the
years
ended December 31, 2005, 2004, and 2003, respectively, which represents the effect of changes in the temporary differences and net operating losses (NOLs), as amended. Included in deferred tax assets is an impairment of assets for $7,611,000, of which approximately $7,051,000 is in conjunction with our acquisition of DSSI in August 2000. This deferred tax asset is a result of an impairment charge related to fixed assets and goodwill of approximately $24.5 million recorded by DSSI in 1997 prior to our acquisition of DSSI. This write-off will not be deductible for tax purposes until the assets are disposed.

We have estimated net operating loss carryforwards (NOL's) for federal income tax purposes of approximately $21,024,000 at December 31, 2005. These net operating losses can be carried forward and applied against future taxable income, if any, and expire in the years 2007 through 2024. However, as a result of various stock offerings and certain acquisitions, the use of these NOLs will be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. According to Section 382, we have approximately $16.5 million in total NOLs available to offset consolidated taxable income for the tax year ended December 31, 2005. For each subsequent year that the pre-1996 NOLs remain unused, an additional $1,049,070 will become available to offset consolidated taxable income. Additionally, NOLs may be further limited under the provisions of Treasury Regulation 1.1502-21 regarding Separate Return Limitation Years.

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

EMPLOYEE STOCK PURCHASE PLAN

At our Annual Meeting of Stockholders held on July 29, 2003, our stockholders approved the adoption of the Perma-Fix Environmental Services, Inc. 2003 Employee Stock Purchase Plan. The plan provides our eligible employees an opportunity to become stockholders and purchase our Common Stock through payroll deductions. The maximum number of shares issuable under this plan is 1,500,000. The Plan authorized the purchase of shares two times per year, at an exercise price per share of 85% of the market price of our Common Stock on the offering date of the period or on the exercise date of the period, whichever is lower. The first purchase period commenced July 1, 2004. The following table details the resulting employee stock purchase totals.

                                                               Shares
               Purchase Period                   Proceeds     Purchased
---------------------------------------------   ----------   ----------
July 1 - December 31, 2004                      $   47,000       31,287
January 1 - June 30, 2005                           51,000       33,970
July 1 - December 31, 2005                          46,000       32,362
                                                ----------   ----------
                                                $  144,000       97,619
                                                ==========   ==========

We previously issued stock to eligible employees under the Perma-Fix Environmental Services, Inc. 1996 Employee Stock Purchase Plan ("1996 Plan"). The 1996 Plan was adopted in December 1996, by stockholder approval, with terms and conditions similar to the current 2003 Plan. A total of 500,000 shares under the 1996 Plan were issued beginning with the purchase period July 1, 1997 to December 31, 1997 and ending with the January 1, 2004 to June 30, 2004 purchase period. Proceeds from the issuance of all shares under the 1996 Plan were approximately $750,000. No additional shares are available to issue under this 1996 Plan.

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

We applied APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for options issued to employees and directors. Accordingly, no compensation cost has been recognized for options granted to employees and directors at exercise prices, which equal or exceed the market price of our Common Stock at the date of grant. Should options be granted at exercise prices below market prices, compensation cost is measured and recognized as the difference between market price and exercise price at the date of grant. Beginning on January 1, 2006, we will account for options pursuant to FAS 123(R), and begin recognizing compensation expense for all unvested stock options. Pursuant to the new standards in FAS 123(R), and our belief that it is in the best interest of our stockholders to reduce future compensation expense, we accelerated the vesting of our unvested employee stock options in July 2005. Currently, all outstanding employee stock options are fully vested.

A summary of the status of options under the plans as of December 31, 2005, 2004, and 2003 and changes during the years ending on those dates is presented below:

                                                       2005                      2004                      2003
                                             -----------------------   -----------------------   -----------------------
                                                           Weighted                  Weighted                  Weighted
                                                            Average                   Average                   Average
                                                           Exercise                  Exercise                  Exercise
                                               Shares        Price       Shares        Price       Shares        Price
                                             ----------   ----------   ----------   ----------   ----------   ----------
PERFORMANCE EQUITY PLAN:
------------------------
  Balance at beginning of year                   35,600   $     1.18       60,600   $     1.17       87,100   $     1.43
    Exercised                                    (8,600)        1.25      (25,000)        1.15           --           --
    Forfeited                                        --           --           --           --      (26,500)        2.04
                                             ----------   ----------   ----------   ----------   ----------   ----------
  Balance at end of year                         27,000         1.16       35,600         1.18       60,600         1.17
                                             ==========                ==========                ==========
  Options exercisable at year end                27,000         1.16       35,600         1.18       60,600         1.17

NON-QUALIFIED STOCK OPTION PLAN:
--------------------------------
  Balance at beginning of year                2,151,850   $     1.81    2,557,390   $     1.79    2,068,900   $     1.51
    Granted                                          --           --           --           --    1,103,000         2.17
    Exercised                                   (37,200)        1.21     (171,940)        1.33     (294,460)        1.19
    Forfeited                                  (125,400)        2.51     (233,600)        1.93     (320,050)        1.82
                                             ----------   ----------   ----------   ----------   ----------   ----------
  Balance at end of year                      1,989,250         1.78    2,151,850         1.81    2,557,390         1.79
                                             ==========                ==========                ==========
  Options exercisable at year end             1,989,250         1.78    1,151,250         1.62      985,140         1.51
  Weighted average fair value of options
   granted during the year at exercise
   prices which equal market price of
   stock at date of grant                            --           --           --           --    1,103,000          .85

1992 OUTSIDE DIRECTORS STOCK PLAN:
----------------------------------
  Balance at beginning of year                  220,000   $     2.11      265,000   $     2.27      250,000   $     2.28
    Granted                                          --           --           --           --       15,000         2.02
    Forfeited                                   (20,000)        3.25      (45,000)        3.08           --           --
                                             ----------   ----------   ----------   ----------   ----------   ----------
  Balance at end of year                        200,000         2.00      220,000         2.11      265,000         2.27
                                             ==========                ==========                ==========
  Options exercisable at year end               200,000         2.00      220,000         2.11      265,000         2.27
  Weighted average fair value of options
   granted during the year at exercise
   prices which equal market price of
   stock at date of grant                            --           --           --           --       15,000          .84

2003 OUTSIDE DIRECTORS STOCK PLAN:
----------------------------------
  Balance at beginning of year                  162,000   $     1.86       90,000   $     1.99           --   $       --
    Granted                                      72,000         1.84       72,000         1.70       90,000         1.99
                                             ----------   ----------   ----------   ----------   ----------   ----------
  Balance at end of year                        234,000         1.85      162,000         1.86       90,000         1.99
                                             ==========                ==========                ==========
  Options exercisable at year end               162,000         1.86       90,000         1.99           --           --
  Weighted average fair value of options
   granted during the year at exercise
   prices which equal market price of
   stock at date of grant                        72,000         1.08       72,000          .71       90,000          .83

2004 STOCK OPTION PLAN:
-----------------------
  Balance at beginning of year                  106,500   $     1.44           --  $        --           --   $       --
    Granted                                          --           --      106,500         1.44           --           --
    Exercised                                   (10,000)        1.44           --           --           --           --
                                             ----------   ----------   ----------   ----------   ----------   ----------
  Balance at end of year                         96,500         1.44      106,500         1.44           --           --
                                             ==========                ==========                ==========
  Options exercisable at year end                96,500         1.44           --           --           --           --
  Weighted average fair value of options
   granted during the year at exercise
   prices which equal market price of
   stock at date of grant                            --           --      106,500          .78           --           --

The following table summarizes information about options under the plans outstanding at December 31, 2005:

                                                        Options Outstanding                Options Exercisable
                                             ----------------------------------------   -------------------------
                                                Number        Weighted                     Number
                                              Outstanding      Average      Weighted     Exercisable    Weighted
                                                  At          Remaining      Average         At          Average
                                               Dec. 31,      Contractual    Exercise      Dec. 31,      Exercise
Description and Range of Exercise Prices         2005           Life          Price         2005          Price
------------------------------------------   ------------   ------------   ----------   ------------   ----------
PERFORMANCE EQUITY PLAN:
------------------------
1996 Awards ($1.00)                                10,000      0.4 years   $     1.00         10,000   $     1.00
1998 Awards ($1.25)                                17,000      2.8 years         1.25         17,000         1.25
                                             ------------                               ------------
                                                   27,000      1.9 years         1.16         27,000         1.16
                                             ============                               ============

Non-qualified Stock Option Plan:
--------------------------------
1996 Awards ($1.00)                               120,000      0.4 years         1.00        120,000         1.00
1997 Awards ($1.375)                               89,000      1.3 years         1.38         89,000         1.38
1998 Awards ($1.25)                                70,000      2.8 years         1.25         70,000         1.25
2000 Awards ($1.25-$1.50)                         256,000      4.3 years         1.27        256,000         1.27
2001 Awards ($1.75)                               636,000      5.3 years         1.75        636,000         1.75
2003 Awards ($2.05-$2.19)                         818,250      7.2 years         2.17        818,250         2.17
                                             ------------                               ------------
                                                1,989,250      5.4 years         1.78      1,989,250         1.78
                                             ============                               ============

2004 STOCK OPTION PLAN:
-----------------------
2004 Awards ($1.44)                                96,500      8.8 years         1.44         96,500         1.44

1992 OUTSIDE DIRECTORS STOCK OPTION PLAN:
-----------------------------------------
1996 Awards ($1.75)                                35,000      0.9 years         1.75         35,000         1.75
1997 Awards ($2.125)                               15,000      1.9 years         2.13         15,000         2.13
1998 Awards ($1.375                                15,000      2.4 years         1.38         15,000         1.38
1999 Awards ($1.2188-$1.25)                        35,000      3.7 years         1.24         35,000         1.24
2000 Awards ($1.688)                               15,000      4.9 years         1.69         15,000         1.69
2001 Awards ($2.43-$2.75)                          30,000      5.6 years         2.59         30,000         2.59
2002 Awards ($2.58-$2.98)                          40,000      6.6 years         2.73         40,000         2.73
2003 Awards ($2.02)                                15,000      7.3 years         2.02         15,000         2.02
                                             ------------                               ------------
                                                  200,000      4.2 years         2.00        200,000         2.00
                                             ============                               ============

2003 OUTSIDE DIRECTORS STOCK PLAN:
----------------------------------
2003 Awards ($1.99)                                90,000      7.6 years         1.99         90,000         1.99
2004 Awards ($1.70)                                72,000      8.6 years         1.70         72,000         1.70
2005 Awards ($1.84)                                72,000      9.6 years         1.84             --           --
                                             ------------                               ------------
                                                  234,000      8.5 years         1.85        162,000         1.86
                                             ============                               ============

WARRANTS

We have issued various Warrants pursuant to acquisitions, private placements, debt and debt conversion and to facilitate certain financing arrangements. The Warrants principally are for a term of three to five years and entitle the holder to purchase one share of Common Stock for each warrant at the stated exercise price.

In March 2004, we issued warrants for the exercise of 1,775,638 shares of our Common Stock as part of the private placement described earlier in this Note 12. We issued no warrants in 2005 and 2003. During

2005, a total of 1,197,766 shares of Common Stock were issued upon the exercise of 2,522,805 warrants, both on a cash and cashless basis. We received proceeds of $937,000 for the exercises, and 25,293 warrants expired. During 2004, a total of 618,860 warrants were exercised for proceeds in the amount of $710,000 and 20,000 warrants expired. During 2003, a total of 1,555,870 Warrants were exercised for proceeds in the amount of $2,151,000 and 851,875 Warrants expired.

The following details the Warrants currently outstanding as of December 31, 2005:

                                                 Number of           Exercise
              Warrant Series                 Underlying Shares        Price        Expiration Date
------------------------------------------   -----------------   ---------------   ---------------
Consulting Warrants                                    258,650   $ 1.50 - $ 1.75        6/06
BHC Financing Warrants                                 131,599       $ 1.44          1/06 - 3/06
Debt for Equity Exchange Warrants                    2,449,974       $ 1.75             7/06
Private Placement Warrants                           5,997,871   $ 1.75 - $ 2.92     7/06 - 3/07
AMI and BEC Financing Warrants                       1,429,686   $ 1.44 - $ 1.50     7/06 - 7/08
                                             -----------------
                                                    10,267,780
                                             =================

SHARES RESERVED

At December 31, 2005, we have reserved approximately 13.1 million shares of Common Stock for future issuance under all of the above option and warrant arrangements.

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

LEGAL

In December, 2005, TIFORP Group Holdings, LLC ("TIFORP") and others sued us, our subsidiary, PFMI, and others in the Michigan Circuit Court for the County of Wayne, Case No. 05-534619. Plaintiffs are alleging that we and PFMI breached a confidentiality agreement with TIFORP, and are liable in damages under legal theories of fraud, conversion of proprietary information and breach of confidentiality agreement. The only confidentiality agreement between us and/or PFMI and TIFORP was in the November 10, 2004 letter of intent. It provides basically that the financial information obtained in the negotiations would be kept in confidence. The letter of intent also provided that the letter was not binding and did not create any legal rights or obligations in either party. The negotiations did not culminate in a sale of the subject property. TIFORP and the other Plaintiffs assert that there are damages due to lost revenues in excess of $4.5 million. PESI and PFMI have denied any liability and intend to defend the case vigorously. We are currently in the discovery phase of the lawsuit, particularly addressing the exchange of information through written discovery requests.

During the later part of 2005, PFTS, one of our subsidiaries, received a proposed consent order from the ODEQ regarding PFTS's Tulsa facility. The proposed consent order, among other things:

o provides that PFTS has a limited period to complete all work necessary to ensure that PFTS is eligible for exemption under various provisions of the Oklahoma Hazardous Waste Management, the

     Oklahoma Clean Air Act and the ODEQ rules promulgated thereunder relating to air issues (subparts BB, CC and DD);

o alleges that PFTS has one or more operations that failed to properly mark or label containers; failed to comply with the maximum containment area volumes in its operating permit; failed to operate in a manner to prevent degradation of the environment; failed to maintain the integrity of the cap over a closed surface impoundment; stored hazardous waste in an area not allowed by its permit; failed to maintain certain records; failed to comply with certain requirements under subparts BB, CC and DD; and failed to make a determination for exemption from the air issue requirements of subpart CC and DD; and
o proposes a total penalty of $336,000, payable one-half in cash and the balance based on a supplemental environmental project approved by the ODEQ.

PFTS has corrected any storage and marking issues, and PFTS and the ODEQ are in the process of negotiating the terms of the proposed consent order, including, but not limited to, the penalty amount, if any. If it is determined that PFTS is required to meet the requirements of subpart DD, it will also be required to apply for and obtain a Title V air permit in order to operate the facility.

On February 24, 2003, M&EC, commenced legal proceedings against Bechtel Jacobs Company, LLC, in the chancery court for Knox County, Tennessee, seeking payment from Bechtel Jacobs of approximately $4.3 million in surcharges relating to certain wastes that were treated by M&EC during 2001 and 2002. M&EC is operating primarily under three subcontracts with Bechtel Jacobs, which were awarded under contracts between Bechtel Jacobs and the U.S. Department of Energy. M&EC and Bechtel Jacobs had been discussing these surcharges under the subcontracts for over a year prior to filing the suit. During 2003, M&EC recognized revenue and recorded a receivable in the amount of $381,000 related to these surcharges. The revenues generated by M&EC with Bechtel Jacobs represented approximately 16.5% and 11.3% of our 2005 and 2004 total revenues, respectively. Since the filing of this lawsuit, Bechtel Jacobs has continued to deliver waste to M&EC for treatment and disposal, and M&EC continues to accept such waste, under the subcontracts, and M&EC and Bechtel Jacobs have entered into an additional contract for M&EC to treat DOE waste. Although we do not believe that this lawsuit will have a material adverse effect on our operations, Bechtel Jacobs could terminate the subcontracts with M&EC, as either party can terminate the subcontracts at any time.

In January 2004, the EPA issued to PFD a Finding of Violation and in September 2004, PFD received an Administrative Compliance Order ("Order") from EPA alleging that PFD was a "major source" of potential hazardous air pollutants and, as a major source, PFD was required to have obtained a Title V air permit in connection with its operations, and thereby was not in compliance with provisions of the Clean Air Act (the "Act") and/or regulations thereunder applicable to a major source, and, as a result, PFD also failed to install proper air pollution equipment and failed to meet certain administrative burdens relating to equipment that was constructed or modified at PFD's facility in 2000 and 2001. The Order further provides that PFD has six months from the effective date of the Order, to develop, submit, obtain and comply with numerous costly and burdensome compliance initiatives applicable to one that is a major source of potential hazardous air pollutants and to submit an application to the State of Ohio for a Title V air permit, which six month period expired. The Order did not assert any penalties or fines but provided that PFD is not absolved of any liabilities, including liability for penalties, for the alleged violations cited in the Order, and that failure to comply with the Order may subject PFD to penalties up to $32,500 per day for each violation, plus attorney fees. In addition, during March 2006, EPA issued to PFD a notice of violation alleging that for a number of years PFD has been in violation of certain provisions of the Act as a result of expanding and operating certain of its operations without having applied for and having obtained certain air permits required under the Ohio Administrative Code. PFD has met with the EPA on several occasions, and the EPA and PFD have not yet been able to resolve this matter. We have retained environmental consultants who have advised us that, based on the tests that they have performed, they do not believe that PFD is a major source of hazardous air pollutants. We have been further advised by counsel that if PFD is not a major source of hazardous air pollutants, PFD would not be required to obtain a Title V air permit, would not have violated the provisions of the Act alleged in the Order and would not be required to comply with the costly and burdensome compliance initiatives contained in the Order. The EPA has referred this matter to the U.S. Department of Justice to enforce the Order in a court of competent jurisdiction and seek penalties for the alleged violations and failure to comply with the Order. If the government brings an enforcement proceeding against PFD, PFD may assert its defenses, including, but not limited to, any constitutional arguments that it may have. A determination that PFD was a major source of hazardous air pollutants and required to comply with the Order could have a material adverse effect on us. We intend that PFD will vigorously defend itself in connection with this matter.

In December 2004, PFD received a complaint brought under the citizen's suit provisions of the Clean Air Act in the United States District Court for the Southern District of Ohio, Western District, styled Barbara Fisher v. Perma-Fix of Dayton, Inc. The suit alleges violation by PFD of a number of state and federal clean air statutes in connection with the operation of PFD's facility, primarily due to the operating PFD's facility without a Title V air permit, and further alleges that air emissions from PFD's facility endanger the health of the public and constitutes a nuisance in violation of Ohio law. The action seeks injunctive relief, imposition of civil penalties, attorney fees and costs and other forms of relief. We intend to vigorously defend ourselves in connection with this matter. See above discussion as to the administrative proceedings instituted by the EPA against PFD.

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

During February 2003, PFMI received a letter alleging that PFMI owed Reliance Insurance Company, in liquidation, the sum of $515,000 as a result of retrospective premiums under a retroactive premium agreement. In November 2003, PFMI received a second letter alleging that PFMI owed Reliance Insurance Company, in liquidation, the sum of $583,000, reflecting an adjustment to the original amount of retrospective premiums under a retroactive premium agreement. Our counsel responded and advised that PFMI had numerous defenses to the demand, including, but not limited to, that the policy expired almost eight years ago and failure to adjust the premiums in a timely manner violated the agreement between the Company and Reliance and that under Michigan law it is deemed to be an unfair and deceptive act or practice in the business of insurance for an insurer to fail to complete a final audit within 120 days after termination of the policy. Although we had previously accrued approximately $217,000 in connection with this matter, during the later part of 2005, we settled this litigation by agreeing to pay approximately $108,000 to Reliance, which we paid in March 2006.

In addition to the above matters and in the normal course of conducting our business, we are involved in various other litigation. We are not a party to any litigation or governmental proceeding which our management believes could result in any judgments or fines against us that would have a material adverse affect on our financial position, liquidity or results of future operations.

PENSION LIABILITY

We had a pension withdrawal liability of $1,680,000 at December 31, 2004, based upon a withdrawal letter received from Central States Teamsters Pension Fund ("CST"), resulting from the termination of the union employees at PFMI and a subsequent actuarial study performed. In August 2005, we received a demand letter from CST, amending the liability to $1,629,000, and provided for the payment of $22,000 per month over an eight year period.

CONSTRUCTION IN PROGRESS

As of December 31, 2005, we have recorded $850,000 in current construction in progress projects. It is estimated that we will incur an additional $3,570,000 to complete the current projects by the end of 2006.

OPERATING LEASES

We lease certain facilities and equipment under operating leases. Future minimum rental payments as of December 31, 2005, required under these leases are $1,643,000 in 2006, $930,000 in 2007, $375,000 in 2008, $183,000 in 2009,
$112,000 in 2010, and $124,000 in years after 2010.

Net rent expense was $3,538,000, $3,674,000, and $3,006,000, for 2005, 2004, and
2003, respectively. These amounts include payments on operating leases of approximately $1,548,000, $1,445,000, and $2,010,000, for 2005, 2004, and 2003,
respectively. The remaining rent expense is for non-contractual monthly and daily rentals of specific use vehicles, machinery and equipment.

NOTE 14
PROFIT SHARING PLAN

We adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the "401(k) Plan") in 1992, which is intended to comply under Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Participating employees may make annual pretax contributions to their accounts up to 100% of their compensation, up to a maximum amount as limited by law. We, at our discretion, may make matching contributions based on the employee's elective contributions. Company contributions vest over a period of five years. We currently match up to 25% of our employees' contributions. We contributed $347,000, $272,000, and $251,000, in matching funds during 2005, 2004, and 2003, respectively.

NOTE 15
RELATED PARTY TRANSACTIONS

We utilize the remediation and analytical services of Mill Creek Environmental Services, Inc., which is owned principally by the son and daughter-in-law of our CEO, Dr. Louis Centofanti. Mill Creek has provided assistance in developing remediation plans, completing a permit renewal and modification application, and groundwater investigations at one of our remediation sites. The majority of these services we are unable to perform ourselves. Our purchases from or services provided to us by Mill Creek during 2005, 2004 and 2003 totaled $230,000, $118,000 and $92,000, respectively. We believe that the rates we receive are competitive and comparable to rates we would receive from unaffiliated third party vendors.

NOTE 16
OPERATING SEGMENTS

During 2005, we were engaged in three operating segments. Pursuant to FAS 131, we define an operating segment as a business activity:

     o    from which we may earn revenue and incur expenses;
     o whose operating results are regularly reviewed by the president and chief operating officer to make decisions about resources to be allocated and assess its performance; and
     o    for which discrete financial information is available.

We therefore define our operating segments as each business line that we operate. These segments however, exclude the Corporate headquarters, which does not generate revenue, Perma-Fix of Michigan, Inc. and Perma-Fix of Pittsburgh, Inc., two discontinued operations. See Note 5 for further information on discontinued operations. The accounting policies of the operating segments are summarized in Note 2.

Our operating segments are defined as follows:
The Industrial Waste Management Services segment provides on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial waste and wastewater through our six facilities; Perma-Fix Treatment Services, Inc., Perma-Fix of Dayton, Inc., Perma-Fix of Ft. Lauderdale, Inc., Perma-Fix of Orlando, Inc., Perma-Fix of South Georgia, Inc., and Perma-Fix of Maryland, Inc., (which acquired certain assets and assumed certain liabilities of A&A). We provide through certain of our facilities various waste management services to certain governmental agencies.

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

The Consulting Engineering Services segment provides environmental engineering and regulatory com-pliance services through Schreiber, Yonley & Associates, Inc. which includes oversight management of environmental restoration projects, air and soil sampling and compliance and training activities, as well as, engineering support as needed by our other segment.

The table below shows certain financial information by business segment for 2005, 2004, and 2003.

SEGMENT REPORTING DECEMBER 31, 2005

                                        Industrial       Nuclear                        Segments       Corporate
                                         Services       Services        Engineering       Total       AndOther(2)     Consolidated
                                       ------------   ------------     ------------   ------------   ------------     ------------
Revenue from external customers        $     40,768   $     47,245(3)  $      2,853   $     90,866   $         --     $     90,866
Intercompany revenues                         2,872          2,408              480          5,760             --            5,760
Gross profit                                  6,627         18,100              669         25,396             --           25,396
Interest income                                   7              3               --             10            123              133
Interest expense                                422            743               18          1,183            411            1,594
Interest expense-financing fees                  --              2               --              2            316              318
Depreciation and amortization                 1,854          2,817               40          4,711             43            4,754
Segment profit (loss)                        (1,762)        10,141              182          8,561         (5,492)           3,069
Segment assets(1)                            23,869         63,404            2,162         89,435          9,090(4)        98,525
Expenditures for segment assets               1,081          1,488               14          2,583             33            2,616
Total long-term debt                          1,139          3,266               23          4,428          8,947           13,375

SEGMENT REPORTING DECEMBER 31, 2004

                                        Industrial       Nuclear                        Segments       Corporate
                                         Services       Services        Engineering       Total       AndOther(2)     Consolidated
                                       ------------   ------------     ------------   ------------   ------------     ------------
Revenue from external customers        $     36,600   $     42,679(3)  $      3,204   $     82,483   $         --     $     82,483
Intercompany revenues                         2,409          3,480              444          6,333             --            6,333
Gross profit                                  6,160         16,741              812         23,713             --           23,713
Interest income                                   3             --               --              3             --                3
Interest expense                                787          1,195               --          1,982             38            2,020
Interest expense-financing fees                  --            194               --            194          1,997            2,191
Depreciation and amortization                 1,854          2,657               30          4,541             35            4,576
Impairment loss on intangible assets         (9,002)            --               --         (9,002)            --           (9,002)
Segment profit (loss)                       (12,900)         9,240              376         (3,284)        (6,293)          (9,577)
Segment assets(1)                            27,240         60,642            2,261         90,143         10,312(4)       100,455
Expenditures for segment assets                 786          2,115               48          2,949             62            3,011
Total long-term debt                          1,554          7,808               31          9,393          9,563           18,956

SEGMENT REPORTING DECEMBER 31, 2003

                                        Industrial       Nuclear                        Segments       Corporate
                                         Services       Services        Engineering       Total       AndOther(2)     Consolidated
                                       ------------   ------------     ------------   ------------   ------------     ------------
Revenue from external customers        $     38,512   $     37,418(3)  $      3,223   $     79,153   $         --     $     79,153
Intercompany revenues                         3,675          2,704              510          6,889             --            6,889
Gross profit                                  8,997         15,036            1,079         25,112             --           25,112
Interest income                                   6             --               --              6              2                8
Interest expense                                696          1,915               (7)         2,604            200            2,804
Interest expense-financing fees                  --              3               --              3          1,067            1,070
Depreciation and amortization                 1,639          2,490               35          4,164             73            4,237
Segment profit (loss)                           143          7,390              445          7,978         (4,334)           3,644
Segment assets (1)                           31,852         58,992            2,189         93,033         17,182(4)       110,215
Expenditures for segment assets               1,191          1,825               50          3,066            344            3,410
Total long-term debt                          2,666          8,278               38         10,982         18,106           29,088

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2) Amounts reflect the activity for corporate headquarters, not included in the segment information.

(3) The consolidated revenues within the Nuclear Waste Management Services segment include the Bechtel Jacobs revenues for 2005 which total $14,940,000 (or 16.5%) of total revenue, $9,405,000 (or 11.3%) for the year ended 2004, and $13,139,000 (or 16.6%) for the year ended 2003.

(4) Amount includes assets from Perma-Fix of Michigan, Inc., and Perma-Fix of Pittsburgh, Inc., two discontinued operations from the Industrial segment, of approximately $866,000, and $2,885,000, as of December 31, 2005, and 2004, respectively. Amount includes assets from Perma-Fix of Michigan Inc. of approximately $7,211,000 as of December 31, 2003.

NOTE 17

QUARTERLY OPERATING RESULTS (UNAUDITED)

Unaudited quarterly operating results are summarized as follows (in thousands, except per share data):

                                                                Three Months Ended (unaudited)
                                                --------------------------------------------------------------
                                                 March 31      June 30     Sept. 30      Dec. 31       Total
                                                ----------   ----------   ----------   ----------   ----------
2005
----
Revenues                                        $   21,431   $   25,144   $   22,826   $   21,465   $   90,866
Gross Profit                                         5,537        7,354        6,720        5,785       25,396
Income from continuing operations                      126        1,464        1,211          268        3,069
Discontinued operations                               (246)        (183)         810          289          670
Net income (loss) applicable to Common Stock          (168)       1,235        1,975          541        3,583

Basic net income (loss) per common share:
  Continuing operations                                 --          .03          .03          .01          .07
  Discontinued operations                               --           --          .02           --          .01
  Net income (loss)                                     --          .03          .05          .01          .08

Diluted net income (loss) per common share:
  Continued operations                                  --          .03          .03          .01          .07
  Discontinued operations                               --           --          .02           --          .01
  Net income (loss)                                     --          .03          .05          .01          .08

2004
----
Revenues                                        $   16,758   $   18,854   $   24,081   $   22,790   $   82,483
Gross Profit                                         3,816        5,634        7,561        6,702       23,713
Income (loss) from continuing operations            (1,471)         552       (6,895)      (1,763)      (9,577)
Discontinued operations                               (526)        (435)     (10,637)       1,814       (9,784)
Net income (loss) applicable to Common Stock        (2,045)          70      (17,580)           4      (19,551)

Basic net income (loss) per common share:
  Continuing operations                               (.04)         .01         (.17)        (.04)        (.24)
  Discontinued operations                             (.02)        (.01)        (.25)         .04         (.24)
  Net income (loss)                                   (.06)          --         (.42)          --         (.48)

Diluted net income (loss) per common share:
  Continued operations                                (.04)         .01         (.17)        (.04)        (.24)
  Discontinued operations                             (.02)        (.01)        (.25)         .04         (.24)
  Net income (loss)                                   (.06)          --         (.42)          --         (.48)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.

ITEM 9A.  CONTROLS AND PROCEDURES

          Evaluation of disclosure, controls, and procedures.

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on their most recent evaluation, which was completed as of the end of the period covered by this Annual Report on Form 10-K, we have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended). In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and are subject to certain limitations, incuding the exercise of judgment by individuals, the difficulty in identifying unlikely future events, and the difficulty in eliminating misconduct completely. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2005.

          Management's Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Securities Exchange Act of 1934. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements or fraudulent acts. A control system, no matter how well designed, can provide only reasonable assurance with respect to financial statement preparation and presentation.

          Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with appropriate authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements or fraudulent acts. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we concluded that our internal control over financial reporting were effective as of December 31, 2005.

          Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

          Remediation of Material Weakness in Internal Control over Financial Reporting

          We took certain steps toward remediation of the material weaknesses described in our Form 10-K for the year ended December 31, 2004. Significant focus was placed on corporate governance and the responsibilities and authority surrounding the accounting function. The internal control changes and steps are summarized as follows:

               o The facility and segment accounting responsibilities were realigned to report directly to the Chief Financial Officer.
               o The Segment Controller positions were elevated to Corporate Vice President roles, were given additional responsibilities, and now report to the Chief Financial Officer.
               o An Internal Audit Department was established, reporting directly to the Audit Committee of our Board of Directors.
               o The establishment of this Internal Audit department has allowed us to significantly reduce our use of external consultants and provide our locations with a much more granular audit of critical controls. The effect has been more robust remediation recommendations as well as a continuity and caliber of internal audit staff necessary to maintain company standards. In addition to the department's focus on Sarbanes-Oxley Section 404 compliance is the directive to move all our internal controls over financial reporting towards best-business practices.
               o We have reviewed the staffing levels and quality of staff at each location and segment headquarters. We have added certain positions and realigned responsibilities in certain areas and will continue to implement changes, as necessary.
               o Significant effort has been put forth toward the review and enhancement of existing policies and procedures, and in the development of new policies where possible and/or necessary. This includes continued enhancement to our payroll processing and control procedures and purchase order systems and procedures.

          In conjunction with the above, we have strengthened our financial statement close process, including the oversight and review of such related results.

          Changes in Internal Control

          There have been no changes in our internal control over financial reporting, other than reported above for remediation steps and as reported below:

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Perma-Fix Environmental Services, Inc.
Gainesville, Florida

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Perma-Fix Environmental Services, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO control criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO control criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 24, 2006 expressed an unqualified opinion on those consolidated financial statements.

West Palm Beach, Florida                                        BDO Seidman, LLP
March 24, 2006

ITEM 9B.  OTHER INFORMATION
          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The following table sets forth, as of the date hereof, information concerning our Directors:

NAME                            AGE   POSITION
-----------------------------   ---   ----------------------------------------
Dr. Louis F. Centofanti          62   Chairman of the Board, President and
                                      Chief Executive Officer
Mr. Jon Colin                    50   Director
Mr. Jack Lahav                   57   Director
Mr. Joe Reeder                   58   Director
Mr. Alfred C. Warrington, IV     70   Director
Dr. Charles E. Young             73   Director
Mr. Mark A. Zwecker              55   Director

Each director is elected to serve until the next annual meeting of stockholders.

We have a separately designated standing audit committee of our Board of Directors. The members of the Audit Committee are: Alfred C. Warrington, IV, Jon Colin and Mark A. Zwecker.

Our Board of Directors has determined that each of our audit committee members is an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

MR. JON COLIN

Mr. Colin has served as a Director since December 1996. Mr. Colin is currently Chief Executive Officer of Lifestar Response Corporation, a position he has held since April 2002. Mr. Colin served as Chief Operating Officer of Lifestar Response Corporation from October 2000 to April 2002, and a consultant for Lifestar Response Corporation from September 1997 to October 2000. From 1990 to 1996, Mr. Colin served as President and Chief Executive Officer for Environmental Services of America, Inc., a publicly traded environmental services company. Mr. Colin is also a Director at Lifestar Response Corporation and Bamnet Inc. Mr. Colin has a B.S. in Accounting from the University of Maryland.

MR. JACK LAHAV

Jack Lahav has served as a Director since September 2001. Mr. Lahav is a private investor, specializing in launching and growing businesses. Mr. Lahav devotes much of his time to charitable activities, serving as President, as well as, board member of several charities. Previously, Mr. Lahav founded Remarkable Products Inc. and served as its president from 1980 to 1993. Mr. Lahav was also co-founder of Lamar Signal Processing, Inc.; president of Advanced Technologies, Inc., a robotics company and director of Vocaltech Communications, Inc.

HONORABLE JOE R. REEDER

Mr. Reeder, a Director since April 2003 , has served as Shareholder in Charge of the Mid-Atlantic Region for Greenberg Traurig LLP, one of the nation's largest law firms, with 28 offices and over 1500 attorneys, worldwide. His clientele has included sovereign nations, international corporations, and law firms throughout the U.S. As the 14th Undersecretary of the U.S. Army (1993-97), Mr Reeder also served for three years as Chairman of the Panama Canal Commission's Board of Directors where he oversaw a multibillion-dollar infrastructure program. He sits on the Board of Governors of the Nat'l Defense Industry Association (NDIA), the Armed Services YMCA, the USO, and many other corporate and charitable organizations, and is a frequent television commentator on legal and national security issues. A graduate of West Point who served in the 82d Airborne Division following Ranger School, Mr. Reeder also has a J.D. from the University of Texas and an L.L.M. from Georgetown University.

MR. ALFRED C. WARRINGTON, Iv

Mr. Warrington has served as a Director since March 2002. Mr. Warrington was the founding chairman, co-chief executive officer and chief financial officer of Sanifill, Inc., a solid waste company that was merged with Waste Management, Inc. He currently serves as vice-chairman of HC Industries, Inc., a manufacturer of health and beauty aids. He has also been very active in community affairs and higher education. Mr. Warrington served as co-chairman of the MARTA referendum that brought rapid transit to the city of Atlanta and has been a strong supporter of the University of Florida, where he was instrumental in starting the School of Accounting. In recognition of his efforts, and a significant donation, the University of Florida has renamed the College of Business as the Warrington College of Business. Most recently, Mr. Warrington was appointed to the newly formed University of Florida Board of Trustees by Governor Jeb Bush. Prior to joining Sanifill, Mr. Warrington was a practicing CPA and a partner with Arthur Andersen & Co. Mr. Warrington holds a B.S.B.A. from the University of Florida.

DR. CHARLES E. YOUNG

Dr. Charles E. Young has served as a Director since July 2003. Dr. Young was president of the University of Florida, a position he held from November 1999 to January 2004. Dr. Young also served as chancellor of the University of California at Los Angeles (UCLA) for 29 years until his retirement in 1997. Dr. Young was formerly the chairman of the Association of American Universities and served on numerous commissions including the American Council on Education, the National Association of State Universities and Land-Grant Colleges, and the Business-Higher Education Forum. Dr. Young serves on the board of directors of I-MARK, Inc., a software and professional services company. He previously served on the board of directors of Intel Corp., Nicholas-Applegate Growth Equity Fund, Inc., Fiberspace, Inc., and Student Advantage, Inc. Dr. Young has a Ph.D. and M.A. in political science from UCLA and a B.A. from the University of California at Riverside.

MR. MARK A. ZWECKER

Mark Zwecker has served as a Director since the Company's inception in January 1991. Mr. Zwecker has recently assumed the position of Chief Financial Officer of Plum Combustion, Inc., an engineering and manufacturing company developing high performance combustion technology. Mr. Zwecker served as president of ACI Technology, LLC, from 1997 until 2006 and was vice president of finance and administration for American Combustion, Inc., from 1986 until 1998. In 1983, Mr. Zwecker participated as a founder with Dr. Centofanti in the start up of PPM, Inc. He remained with PPM, Inc. until its acquisition in 1985 by USPCI. Mr. Zwecker has a B.S. in Industrial and Systems Engineering from the Georgia Institute of Technology and an M.B.A. from Harvard University.

EXECUTIVE OFFICERS

The following table sets forth, as of the date hereof, information concerning our executive officers:

NAME                            AGE   POSITION
-----------------------------   ---   ----------------------------------------
Dr. Louis F. Centofanti          62   Chairman of the Board, President and
                                      Chief Executive Officer
Mr. Richard Kelecy               50   Chief Financial Officer, Vice President,
                                      and Secretary
Mr. Larry McNamara               56   Chief Operating Officer
Mr. Robert Schreiber, Jr.        55   President of SYA, Schreiber, Yonley &
                                      Associates, a subsidiary of the Company, and Principal Engineer

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

MR. LARRY MCNAMARA

Mr. McNamara has served as Chief Operating Officer since October 2005. From October 2000 to October 2005, he served as President of the Nuclear Waste Management Services segment. From December 1998 to October 2000, he served as Vice President of the Company's Nuclear Waste Management Services Segment. Between 1997 and 1998, he served as Mixed Waste Program Manager for Waste Control Specialists (WCS) developing plans for the WCS mixed waste processing facilities, identifying markets and directing proposal activities. Between 1995 and 1996, Mr. McNamara was the single point of contact for the DOD to all state and federal regulators for issues related to disposal of Low Level Radioactive Waste and served on various National Committees and advisory groups. Mr. McNamara served, from 1992 to 1995, as Chief of the Department of Defense Low Level Radioactive Waste office. Between 1986 and 1992, he served as the Chief of Planning for the Department of Army overseeing project management and program policy for the Army program. Mr. McNamara has a B.S. from the University of Iowa.

MR. ROBERT SCHREIBER, JR.

Mr. Schreiber has served as President of SYA since we acquired the environmental engineering firm in 1992. Mr. Schreiber co-founded the predecessor of SYA, Lafser & Schreiber in 1985, and served in several executive roles in the firm until our acquisition of SYA. From 1978 to 1985, Mr. Schreiber served as Director of Air programs and all environmental programs for the Missouri Department of Natural Resources. Mr. Schreiber provides technical expertise in wide range of areas including the cement industry, environmental regulations and air pollution control. Mr. Schreiber has a B.S. in Chemical Engineering from the University of Missouri - Columbia.

CERTAIN RELATIONSHIPS

There are no family relationships between any of our existing Directors or executive officers. Dr. Centofanti is the only Director who is our employee.

RESIGNATION OF CHIEF FINANCIAL OFFICER

On March 23, 2006, Mr. Richard T. Kelecy tendered his resignation as Chief Financial Officer, Vice President, and Secretary of the Board of Directors of the Company. Mr. Kelecy's resignation from his current positions and as an executive officer will be effective as of April 5, 2006. Mr. Kelecy will continue as a part time employee, to assist the Company in its transition, for a period not to exceed six months.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, and the regulations promulgated thereunder require our executive officers and directors and beneficial owners of more than 10% of our Common Stock to file reports of ownership and changes of ownership of our Common Stock with the Securities and Exchange Commission, and to furnish us with copies of all such reports. Based solely on a review of the copies of such reports furnished to us and written information provided to us, we believe that during 2004 none of our executive officers and directors failed to timely file reports under Section 16(a), except Robert Schreiber, Jr., inadvertently failed to timely file a Form 3.

Capital Bank-Grawe Gruppe AG ("Capital Bank") has advised us that it is a banking institution regulated by the banking regulations of Austria, which holds shares of our Common Stock as agent on behalf of numerous investors. Capital Bank has represented that all of its investors are accredited investors under Rule 501 of Regulation D promulgated under the Act. In addition, Capital Bank has advised us that none of its investors, individually or as a group, beneficially own more than 4.9% of our Common Stock. Capital Bank has further informed us that its clients (and not Capital Bank) maintain full voting and dispositive power over such shares. Consequently, Capital Bank has advised us that it believes it is not the beneficial owner, as such term is defined in Rule 13d-3 of the Exchange Act, of the shares of our Common Stock registered in the name of Capital Bank because it has neither voting nor investment power, as such terms are defined in Rule 13d-3, over such shares. Capital Bank has informed us that it does not believe that it is required (a) to file, and has not filed, reports under Section 16(a) of the Exchange Act or (b) to file either Schedule 13D or Schedule 13G in connection with the shares of our Common Stock registered in the name of Capital Bank.

If the representations, or information provided, by Capital Bank are incorrect or Capital Bank was historically acting on behalf of its investors as a group, rather than on behalf of each investor independent of other investors, then Capital Bank and/or the investor group would have become a beneficial owner of more than 10% of our Common Stock on February 9, 1996, as a result of the acquisition of 1,100 shares of our Preferred Stock that were convertible into a maximum of 1,282,798 shares of our Common Stock. If either Capital Bank or a group of Capital Bank's investors became a beneficial owner of more than 10% of our Common Stock on February 9, 1996, or at any time thereafter, and thereby required to file reports under Section 16(a) of the Exchange Act, then Capital Bank has failed to file a Form 3 or any Forms 4 or 5 for period from February 9, 1996, until the present.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation paid to our executive officers.

                                                                                  LONG-TERM
                                               ANNUAL COMPENSATION               COMPENSATION
                                        --------------------------------   -----------------------       ALL
                                                                 OTHER     RESTRICTED   SECURITIES      OTHER
                                                                ANNUAL       STOCK      UNDERLYING     COMPEN-
                                         SALARY      BONUS      COMPEN-     AWARD(S)     OPTIONS/      SATION
NAME AND PRINCIPAL POSITION      YEAR      ($)      ($)(1)    SATION ($)      ($)        SARS (#)      ($)(2)
------------------------------   ----   --------   --------   ----------   ----------   ----------   ----------
Dr. Louis F. Centofanti          2005    218,808     45,801       --           --               --       12,500
  Chairman of the Board,         2004    190,000     50,000       --           --               --       11,695
  President and Chief            2003    183,069     40,000       --           --          100,000       11,503
  Executive Officer

Richard T. Kelecy (3)            2005    180,762     35,400       --           --               --       12,500
  Vice President and Chief       2004    175,000     30,000       --           --               --       12,250
  Financial Officer              2003    168,885     30,000       --           --           75,000       10,950

Larry McNamara                   2005    189,761     93,913       --           --               --       12,500
  Chief Operating Officer        2004    173,000     35,000       --           --               --       11,569
                                 2003    167,231     30,000       --           --          100,000       11,457

Robert Schreiber, Jr.            2005    195,749     38,800       --           --               --       14,002
  President of SYA               2004    135,394     51,080       --           --               --       13,457
                                 2003    155,231     76,800       --           --           50,000       10,356

(1) The bonuses represent amounts paid in the respective year, but accrued for and expensed in the prior year. We have accrued for 2005, approximately $58,000 for performance bonuses to be paid in 2006.

(2) Each named executive officer is provided either a monthly automobile allowance in the amount of $750 or a leased vehicle. Also included, where applicable, is our 401(k) matching contribution.

(3) Mr. Kelecy has resigned as our Vice President and Chief Financial Officer effective April 5, 2006. See "Executive Officers - Resignation of Chief Financial Officer."

During 2005, the Board of Directors and the Compensation Committee approved a new compensation plan for the Company's CEO, CFO and COO. The new plan provided that the named executive officers received an increase in their annual base compensation and would further receive during the year incentive performance bonuses. Under the plan, the incentive performance bonuses would be payable only if certain thresholds and targets are met during the course of a year.

OPTION GRANTS IN 2005

During 2005, there were no individual grants of stock options made to any of the named executive officers or other key employees named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN 2005 AND FISCAL YEAR-END OPTION VALUES

The following table sets forth the fiscal year-end value of unexercised options held by the named executive officers. None of the named executive officers exercised stock options during 2005.

                                                                     Number of Unexercised            Value of Unexercised
                                                                  Options at Fiscal Year End          In-the-Money Options
                                         Shares        Value                  (#)                  At Fiscal Year End ($)(2)
                                      Acquired on     Realized   -----------------------------   -----------------------------
Name                                Exercise (#)(1)    ($)(1)     Exercisable    Unexercisable    Exercisable    Unexercisable
---------------------------------   ---------------   --------   -------------   -------------   -------------   -------------
Dr. Louis F. Centofanti                   --             --            575,000         --               31,500         --
Richard Kelecy                            --             --            325,000         --               85,600         --
Larry McNamara                            --             --            270,000         --               21,000         --
Robert Schreiber, Jr.                     --             --            210,000         --               58,700         --

(1)  No options were exercised during 2005.

(2) Represents the difference between $1.67 (the closing price of our Common Stock reported on the National Association of Securities Dealers Automated Quotation ("NASDAQ") Small Cap Market on December 31, 2005), and the option exercise price. The actual value realized by a named executive officer on the exercise of these options depends on the market value of our Common Stock on the date of exercise.

401(k) PLAN

We adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the "401(k) Plan") in 1992, which is intended to comply with Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Participating employees may make annual pretax contributions to their accounts up to 100% of their compensation, up to a maximum amount as limited by law. We, at our discretion, may make matching contributions based on the employee's elective contributions. Company contributions vest over a period of five years. We currently match up to 25% of our employees' contributions. We contributed $347,000 in matching funds during 2005.

EMPLOYEE STOCK PURCHASE PLAN

Our 2003 Employee Stock Purchase Plan provides our eligible employees an opportunity to become stockholders and purchase our Common Stock through payroll deductions. The maximum number of shares issuable under this plan is 1,500,000. The Plan authorized the purchase of shares two times per year, at an exercise price per share of 85% of the market price of our Common Stock on the offering date of the period or on the exercise date of the period, whichever is lower. The first purchase period commenced July 1, 2004. The following table details the resulting employee stock purchase totals.

                                                           Shares
     Purchase Period                       Proceeds       Purchased
     ---------------------------------   ------------   ------------
     July 1 - December 31, 2004          $     47,000         31,287
     January 1 - June 30, 2005                 51,000         33,970
     July 1 - December 31, 2005                46,000         32,362
                                         ------------   ------------
                                         $    144,000         97,619
                                         ============   ============

We previously issued stock to eligible employees under the Perma-Fix Environmental Services, Inc. 1996 Employee Stock Purchase Plan ("1996 Plan"). The 1996 Plan contained terms and conditions similar to the current 2003 Plan. A total of 500,000 shares under the 1996 Plan were issued beginning with the purchase period July 1, 1997 to December 31, 1997 and ending with the January 1, 2004 to June 30, 2004 purchase period. Proceeds from the issuance of all shares under the 1996 Plan were approximately $750,000. No additional shares are available to issue under this 1996 Plan.

COMPENSATION OF DIRECTORS

In 2005, we paid our outside directors fees of $1,500 for each month of service. Beginning in May 2005, we began compensating our Audit Committee Chairman an additional $2,250 for each month of service as Chairman, as a result of the additional responsibilities placed on that position. This resulted in the six outside directors earning annual director's fees in the total amount of $126,000. As a member of the Board of Directors, each Director elects to receive either 65% or 100% of the director's fee in shares of our Common Stock based on 75% of the fair market value of the Common Stock determined on the business day immediately preceding the date that the fee is due. The balance of each director's fee, if any, is payable in cash. The aggregate amount of accrued directors' fees at December 31, 2005, to be paid during 2006 to the six outside directors (Messrs. Colin, Lahav, Reeder, Warrington, Young and Zwecker) was $68,000. Reimbursement of expenses for attending meetings of the Board are paid in cash at the time of the applicable Board meeting. Other than the additional fees for the Chairman of the Audit Committee, the outside directors do not receive additional compensation for committee participation or special assignments, except for reimbursement of expenses. We do not compensate the directors that also serve as our officers or employees of our subsidiaries for their service as directors. Although Dr. Centofanti is not compensated for his services provided as a director, Dr. Centofanti is compensated for his services rendered as an officer of the Company. See "EXECUTIVE COMPENSATION -- Summary Compensation Table."

We believe that it is important for our directors to have a personal interest in our success and growth and for their interests to be aligned with those of our stockholders. Therefore, under our 2003 Directors Outside Directors Stock Plan ("2003 Directors Plan"), each outside director is granted a 10 year option to purchase up to 30,000 shares of Common Stock on the date such director is initially elected to the Board of Directors, and receives on each reelection date an option to purchase up to another 12,000 shares of Common Stock, with the exercise price being the fair market value of the Common Stock on the date that the option is granted. No option granted under the 2003 Directors Plan is exercisable until after the expiration of six months from the date the option is granted and no option shall be exercisable after the expiration of ten years from the date the option is granted. Options to purchase 234,000 shares of Common Stock were granted and are outstanding under the 2003 Directors Plan.

As of the date of this report, we have issued 224,733 shares of our Common Stock in payment of director fees under the 2003 Directors Plan, covering the period October 1, 2003, through December 31, 2005.

Our stock option plans provide that in the event of a change in control (as defined in the plans) of the Company, each outstanding option and award granted under the plans shall immediately become exercisable in full notwithstanding the vesting or exercise provisions contained in the stock option agreement. As a result, all outstanding stock options and awards granted under the plans to our executive officers shall immediately become exercisable upon such a change in control of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2005, the Compensation and Stock Option Committee for our Board of Directors was composed of Mark Zwecker, Jack Lahav, Jon Colin, Joe Reeder, and Dr. Charles Young.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below sets forth information as to the shares of voting securities beneficially owned as of March 7, 2006, by each person known by us to be the beneficial owners of more than 5% of any class of our voting securities.

                                                  AMOUNT AND      PERCENT
                                       TITLE      NATURE OF         OF
     NAME OF BENEFICIAL OWNER         OF CLASS    OWNERSHIP      CLASS (1)
----------------------------------   ----------   ----------     ---------
Rutabaga Capital Management(2)         Common      5,648,272         12.60%
Pictet (London) Limited (3)            Common      3,181,710          7.10

(1) In computing the number of shares and the percentage of outstanding Common Stock "beneficially owned" by a person, the calculations are based upon 44,836,926 shares of Common Stock issued and outstanding on March 7, 2006 (excluding 988,000 Treasury Shares), plus the number of shares of Common Stock which such person has the right to acquire beneficial ownership of within 60 days. Beneficial ownership by our stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act.

(2) This beneficial ownership amount is according to the Schedule 13G/A, filed with the Securities and Exchange Commission ("SEC"), on February 14, 2006, which provides that Rutabaga Capital Management, an investment advisor, has sole voting power over 2,416,700 shares and shared voting power over 3,231,572 shares, and has sole dispositive power over all of these shares. The address of Rutabaga Capital Management is: 64 Broad Street, 3rd Floor, Boston, MA 02109.

(3) This beneficial ownership amount is according to the Schedule 13G/A filed with the SEC, on February 7, 2006, which provides that Pictet Asset Management, Ltd. and its parent Pictet (London) Limited, two non-U.S. investment funds have sole voting and dispositive power over all of these shares. The address of Pictet (London) Limited is: Tower 42 Level 37, 25 Old Broad Street, London EC2N 1HQ, United Kingdom.

Capital Bank represented to us that:

     o Capital Bank owns shares of our Common Stock and rights to acquire shares of our Common Stock only as agent for certain of Capital Bank's investors;
     o    All of the Capital Bank's investors are accredited investors;
     o None of Capital Bank's investors beneficially own more than 4.9% of our Common Stock;
     o Capital Bank's investors maintain full voting and dispositive power over the Common Stock beneficially owned by such investors; and
     o Capital Bank has neither voting nor investment power over the shares of Common Stock owned by Capital Bank, as agent for its investors.

Notwithstanding the previous paragraph, if Capital Bank's representations to us described above are incorrect or if Capital Bank's investors are acting as a group, then Capital Bank or a group of Capital Bank's investors could be a beneficial owner of more than 5% of our voting securities. If Capital Bank is deemed the beneficial owner of such shares, the following table sets forth information as to the shares of voting securities that Capital Bank may be considered to beneficially own on March 7, 2006.

                                                  AMOUNT AND      PERCENT
                                       TITLE      NATURE OF         OF
     NAME OF BENEFICIAL OWNER         OF CLASS    OWNERSHIP      CLASS (1)
----------------------------------   ----------   ----------     ---------
Capital Bank Grawe Gruppe (2)          Common      8,776,705(2)    18.48%

(1) This calculation is based upon 44,836,926 shares of Common Stock issued and outstanding on March 7, 2006 (excluding 988,000 Treasury Shares), plus the number of shares of Common Stock which Capital Bank, as agent for certain accredited investors has the right to acquire within 60 days.

(2) This amount includes 6,116,898 shares that Capital Bank owns of record, as agent for certain accredited investors and 2,659,807 shares that Capital Bank has the right to acquire, as agent for certain investors, within 60 days under certain Warrants. The Warrants are exercisable at an exercise price of $1.75 per share of Common Stock. Capital Bank has also advised us that it is holding these Warrants and shares on behalf of numerous clients, all of which are accredited investors. Although Capital Bank is the record holder of the shares of Common Stock and Warrants described in this note, Capital Bank has advised us that it does not believe it is a beneficial owner of the Common Stock or that it is required to file reports under Section 16(a) or Section 13(d) of the Exchange Act. Because Capital Bank (a) has advised us that it holds the Common Stock as a nominee only and that it does not exercise voting or investment power over the Common Stock held in its name and that no one investor of Capital Bank for which it holds our Common Stock holds more than 4.9% of our issued and outstanding Common Stock; (b) has no right to, and is not believed to possess the power to, exercise control over our management or its policies; (c) has not nominated, and has not sought to nominate, a director to our board; and (d) has no representative serving as an executive officer of the Company, we do not believe that Capital Bank is our affiliate. Capital Bank's address is Burgring 16, 8010 Graz, Austria. Capital Bank has advised us that it is a banking institution.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information as to the shares of voting securities beneficially owned as of March 7, 2006, by each of our Directors and named executive officers and by all of our directors and executive officers as a group. Beneficial ownership has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act. A person is deemed to be a beneficial owner of any voting securities for which that person has the right to acquire beneficial ownership within 60 days.

                                                            NUMBER OF SHARES
                                                            OF COMMON STOCK        PERCENTAGE OF
NAME OF BENEFICIAL OWNER                                   BENEFICIALLY OWNED      COMMON STOCK (1)
--------------------------------------------------------   ------------------      ----------------
Dr. Louis F. Centofanti (2)(3)                                      1,414,934 (3)        3.12%
Jon Colin (2)(4)                                                      136,864 (4)          *
Jack Lahav (2)(5)                                                   1,251,401 (5)        2.75%
Joe Reeder (2)(6)                                                     278,170 (6)          *
Alfred C. Warrington, IV (2)(7)                                       218,375 (7)          *
Dr. Charles E. Young (2)(8)                                            77,891 (8)          *
Mark A. Zwecker (2)(9)                                                314,638 (9)          *
Richard T. Kelecy (2)(10)                                             351,947 (10)         *
Larry McNamara (2)(11)                                                270,000 (11)         *
Robert Schreiber, Jr. (2)(12)                                         219,369 (12)         *
Directors and Executive Officers as a Group (10 persons)            4,533,589            9.61%

*Indicates beneficial ownership of less than one percent (1%).

(1) See footnote (1) of the table under "Security Ownership of Certain Beneficial Owners."

(2) The business address of such person, for the purposes hereof, is c/o Perma-Fix Environmental Services, Inc., 1940 N.W. 67th Place, Gainesville, Florida 32653.

(3)  These shares include (i) 535,934 shares held of record by Dr. Centofanti;
(ii) options to purchase 275,000 shares which are immediately exercisable; (iii) options to purchase 300,000 shares granted pursuant to Dr. Centofanti's prior employment agreement, which are immediately exercisable; and (iv) 304,000 shares held by Dr. Centofanti's wife. Dr. Centofanti has sole voting and investment power of these shares, except for the shares held by Dr. Centofanti's wife, over which Dr. Centofanti shares voting and investment power.

(4) Mr. Colin has sole voting and investment power over these shares which include: (i) 55,864 shares held of record by Mr. Colin, and (ii) options to purchase 81,000 shares of Common Stock, which are immediately exercisable.

(5) Mr. Lahav has sole voting and investment power over these shares which include: (i) 623,972 shares of Common Stock held of record by Mr. Lahav; (ii) options to purchase 56,000 shares, which are immediately exercisable, and (iii) 571,429 Warrants to purchase Common Stock, which are exercisable immediately.

(6) Mr. Reeder has sole voting and investment power over these shares which include: (i) 227,170 shares of Common Stock held of record by Mr. Reeder, and
(ii) options to purchase 51,000 shares, which are immediately exercisable.

(7) Mr. Warrington has sole voting and investment power over these shares which include: (i) 162,375 shares of Common Stock held of record by Mr. Warrington; and (ii) options to purchase 56,000 shares ,which are immediately exercisable.

(8) Dr. Young has sole voting and investment power over these shares which include: (i) 23,891 shares held of record by Dr. Young; and (ii) options to purchase 54,000 shares, which are immediately exercisable.

(9) Mr. Zwecker has sole voting and investment power over these shares which include: (i) 233,638 shares of Common Stock held of record by Mr. Zwecker; and
(ii) options to purchase 81,000 shares, which are immediately exercisable.

(10) Mr. Kelecy has sole voting and investment power over 26,947 shares of Common Stock held of record by Mr. Kelecy and options to purchase 325,000 shares, which are immediately exercisable.

(11) Mr. McNamara has sole voting and investment power over these shares which include: options to purchase 270,000 shares, which are immediately exercisable.

(12) Mr. Schreiber has joint voting and investment power, with his spouse, over 9,369 shares of Common Stock beneficially held and sole voting and investment power over options to purchase 210,000 shares, which are immediately exercisable.

EQUITY COMPENSATION PLANS

The following table sets forth information as of December 31, 2005, with respect to our equity compensation plans.

                                                            Equity Compensation Plan
                                     ---------------------------------------------------------------------
                                                                                    Number of securities
                                                                                   remaining available for
                                                                Weighted average    future issuance under
                                     Number of securities to   exercise price of     equity compensation
                                     be issued upon exercise      outstanding         plans (excluding
                                     of outstanding options    options, warrants   securities reflected in
          Plan Category                warrants and rights         and rights            column (a)
----------------------------------   -----------------------   -----------------   -----------------------
                                               (a)                    (b)                    (c)
Equity compensation plans
 Approved by stockholders                   2,546,750               $  1.68               2,434,767
Equity compensation plans not
 Approved by stockholders (1)                 300,000                  2.58                      --
                                     -----------------------   -----------------   -----------------------
Total                                       2,846,750               $  1.78               2,434,767

(1) These shares are issuable pursuant to options granted to Dr. Centofanti under his prior employment agreement. The options expire in October 2007.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MILL CREEK ENVIRONMENTAL SERVICES, INC.

We utilize the remediation and analytical services of Mill Creek Environmental Services, Inc., which is owned principally by the son and daughter-in-law of our CEO, Dr. Louis Centofanti. Mill Creek has provided assistance in developing remediation plans, completing a permit renewal and modification application, and groundwater investigations at one of our remediation sites. The majority of these services we are unable to perform ourselves. Our purchases from or services provided to us by Mill Creek during 2005, 2004 and 2003 totaled $230,000, $118,000 and $92,000, respectively. We believe that the rates we receive are competitive and comparable to rates we would receive from unaffiliated third party vendors.

CAPITAL BANK GRAWE GRUPPE

As of March 7, 2006, Capital Bank owned of record, as agent for certain accredited investors, 6,116,898 shares of Common Stock representing 13.65% of our issued and outstanding Common Stock. As of March 7, 2006, Capital Bank also had the right to acquire an additional 2,659,807 shares of Common Stock, issuable under various warrants held by Capital Bank, as agent for certain investors. During 2005, Capital Bank exercised Warrants to purchase 8,331 shares of our Common Stock.

If Capital Bank were to acquire all of the shares of Common Stock issuable upon exercise of the various warrants held by Capital Bank, then Capital Bank would own of record 8,776,705 shares of Common Stock, representing 18.48% of the issued and outstanding Common Stock. The foregoing estimates assume that we do not issue any other shares of Common Stock; no other warrants or options are exercised; we do not acquire additional shares of Common Stock as treasury stock; and Capital Bank does not dispose of any shares of Common Stock.

Capital Bank has advised us that it is a banking institution regulated by the banking regulations of Austria, which holds shares of our Common Stock on behalf of numerous investors. Capital Bank asserts that it is precluded by Austrian law from disclosing the identities of its investors, unless so approved by each such investor. Certain of its investors gave Capital Bank permission to disclose their identities in order to be included as Selling Stockholders in our Form S-3 Registration Statement, effective November 22, 2002. Capital Bank has represented that all of its investors are accredited investors under Rule 501 of Regulation D promulgated under the Act. In addition, Capital Bank has advised us that none of its investors beneficially own more than 4.9% of our Common Stock. Capital Bank has further informed us that its clients (and not Capital Bank) maintain full voting and dispositive power over such shares. Consequently, Capital Bank has advised us that it believes it is not the beneficial owner, as such term is defined in Rule 13d-3, of the shares of our Common Stock registered in the name of Capital Bank because it has neither voting nor investment power, as such terms are defined in Rule 13d-3, over such shares. Capital Bank has informed us that it does not believe that it is required to file, and has not filed, any reports under Forms 3, 4, or 5 as required by Section 16(a) of the Exchange Act or to file either Schedule 13D or Schedule 13G in connection with the shares of our Common Stock registered in the name of Capital Bank.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees and expenses billed by BDO Seidman, LLP ("BDO") for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2005 and 2004, for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for those fiscal years, and for review of documents filed with the Securities and Exchange Commission for those fiscal years were approximately $447,000 and $423,000, respectively. Audit fees for 2005 and 2004 include approximately $170,000 and $241,000, respectively, in fees to provide internal control audit services to the Company. Approximately 46% and 60% of the total hours spent on audit services for the Company for the years ended December 31, 2005 and 2004, respectively, were spent by Cross, Fernandez and Riley, LLP ("CFR"), members of the BDO alliance network of firms. Such members are not full time, permanent employees of BDO.

AUDIT-RELATED FEES

BDO was engaged to provide audit related services to the Company for the fiscal year ended December 31, 2004. The aggregate fees billed by BDO for that period was $14,600. BDO was not engaged to provide audit related services to the Company for the fiscal year ended December 31, 2005.

CFR audited the Company's 401(k) Plan during 2005 and 2004, and billed $8,000 and $8,000, respectively.

TAX SERVICES

BDO was not engaged to provide tax services to the Company for the fiscal years ended December 31, 2005 and 2004.

The aggregate fees billed by CFR for tax compliance services for 2005 and 2004 were approximately $39,000 and $34,000, respectively.

ALL OTHER FEES

BDO was not engaged to provide any other services to the Company for the fiscal years ended December 31, 2005 and 2004.

CFR was not engaged to provide any other services to the Company for the fiscal years ended December 31, 2005 and 2004.

The Audit Committee of the Company's Board of Directors has considered whether BDO's provision of the services described above for the fiscal years ended December 31, 2005 and 2004, is compatible with maintaining its independence. The Audit Committee also considered services performed by CFR to determine that it is compatible with maintaining independence.

Engagement of the Independent Auditor

The Audit Committee is responsible for approving all engagements with BDO and CFR to perform audit or non-audit services for us prior to us engaging BDO and CFR to provide those services. All of the services under the headings Audit Related Fees, Tax Services, and All Other Fees were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X of the Exchange Act. The Audit Committee's pre-approval policy provides as follows:

     o The Audit Committee will review and pre-approve on an annual basis any known audit, audit-related, tax and all other services, along with acceptable cost levels, to be performed by BDO and CFR. The Audit Committee may revise the pre-approved services during the period based on subsequent determinations. Pre-approved services typically include: statutory audits, quarterly reviews, regulatory filing requirements, consultation on new accounting and disclosure standards, employee benefit plan audits, reviews and reporting on management's internal controls and specified tax matters.
     o Any proposed service that is not pre-approved on the annual basis requires a specific pre-approval by the Audit Committee, including cost level approval.
     o The Audit Committee may delegate pre-approval authority to one or more of the Audit Committee members. The delegated member must report to the Audit Committee, at the next Audit Committee meeting, any pre-approval decisions made.

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

Perma-Fix Environmental Services, Inc.

By  /s/ Dr. Louis F. Centofanti                            Date   March 28, 2006
    -----------------------------------------
    Dr. Louis F. Centofanti
    Chairman of the Board
    Chief Executive Officer


By  /s/ Richard T. Kelecy                                  Date   March 30, 2006
    -----------------------------------------
    Richard T. Kelecy
    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.


By  /s/ Jon Colin                                          Date   March 29, 2006
    -----------------------------------------
    Jon Colin, Director


By  /s/ Jack Lahav                                         Date   March 31, 2006
    -----------------------------------------
    Jack Lahav, Director


By  /s/ Alfred C. Warrington, IV                           Date   March 31, 2006
    -----------------------------------------
    Alfred C. Warrington IV, Director


By  /s/ Mark A. Zwecker                                    Date   March 30, 2006
    -----------------------------------------
    Mark A. Zwecker, Director


By  /s/ Dr. Louis F. Centofanti                            Date   March 28, 2006
    -----------------------------------------
    Dr. Louis F. Centofanti, Director


By  /s/ Joe R. Reeder                                      Date   March 31, 2006
    -----------------------------------------
    Joe R. Reeder, Director


By  /s/ Charles E. Young                                   Date   March 31, 2006
    -----------------------------------------
    Charles E. Young, Director

                                   SCHEDULE II

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 2005, 2004, and 2003
                             (Dollars in thousands)

                                                            Additions
                                                           Charged to
                                            Balance at       Costs,                        Balance
                                             Beginning      Expenses                       at End
Description                                   of Year       and Other     Deductions       of Year
----------------------------------------   ------------   ------------   ------------   ------------
Year ended December 31, 2005:
  Allowance for doubtful accounts -
   continuing operations                   $        560   $        185   $        233   $        512
  Allowance for doubtful accounts -
   discontinued operations                          135            (37)             8             90

Year ended December 31, 2004:
  Allowance for doubtful accounts -
   continuing operations                   $        661   $        241   $        342   $        560
  Allowance for doubtful accounts -
   discontinued operations                           42            108             15            135

Year ended December 31, 2003:
  Allowance for doubtful accounts -
   continuing operations                   $        577   $        236   $        152   $        661
  Allowance for doubtful accounts -
   discontinued operations                          121             35            114             42

                                  EXHIBIT INDEX

EXHIBIT
  NO.                                  DESCRIPTION
-------   ----------------------------------------------------------------------
3(i) Restated Certificate of Incorporation, as amended, and all Certificates of Designations are incorporated by reference from 3.1(i) to the Company's Form 10-Q for the quarter ended September 30, 2002.
3(ii) Bylaws are incorporated by reference from the Company's Registration Statement, No. 33-51874.
4.1       Specimen Common Stock Certificate as incorporated by reference from
          Exhibit 4.3 to the Company's Registration Statement, No. 33-51874.
4.2 Loan and Security Agreement by and between the Company, subsidiaries of the Company as signatories thereto, and PNC Bank, National Association, dated December 22, 2000, as incorporated by reference from Exhibit 99.1 to the Company's Form 8-K dated December 22, 2000.
4.3 First Amendment to Loan Agreement and Consent, dated January 30, 2001, between the Company and PNC Bank, National Association as incorporated by reference from Exhibit 99.7 to the Company's Form 8-K dated January 31, 2001.
4.4 Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement, dated as of June 10, 2002, between the Company and PNC Bank is incorporated by reference from Exhibit 4.3 to the Company's Form 10-Q for the quarter ended September 30, 2002.
4.5 Amendment No. 2 to Revolving Credit, Term Loan and Security Agreement, dated as of May 23, 2003, between the Company and PNC Bank, as incorporated by reference from Exhibit 4.4 to the Company's Form 10-Q for the quarter ended June 30, 2003, and filed on August 14, 2003.
4.6 Amendment No. 3 to Revolving Credit, Term Loan, and Security Agreement, dated as of October 31, 2003, between the Company and PNC Bank, as incorporated by reference from Exhibit 4.5 to the Company's Form 10-Q for the quarter ended September 30, 2003, and filed on November 10, 2003.
4.7 Registration Rights Agreement, dated March 16, 2004, between the Company and Alexandra Global Master Fund, Ltd., Alpha Capital AG, Baystar Capital II, L.P., Bristol Investment Fund, Ltd., Crescent International Ltd, Crestview Capital Master LLC, Geduld Capital Partners LP, Gruber & McBaine International, Irwin Geduld Revocable Trust, J Patterson McBaine, Jon D. Gruber and Linda W. Gruber, Lagunitas Partners LP, Omicron Master Trust, Palisades Master Fund, L.P., Stonestreet LP, is incorporated by reference from Exhibit 4.2 of our Registration Statement No. 333-115061.
4.8 Common Stock Purchase Warrant, dated March 16, 2004, issued by the company to Alexandra Global Master Fund, Ltd., for the purchase of 262,500 shares of the Company's common stock, is incorporated by reference from Exhibit 4.3 of our Registration Statement No. 333-115061. Substantially similar warrants were issued by the Company to the following: (1) Alpha Capital AG, for the purchase of up to 54,444 shares; (2)Baystar Capital II, L.P., for the purchase of up to 63,000 shares; (3) Bristol Investment Fund, Ltd., for the purchase of up to 62,222 shares; (4) Crescent International Ltd, for the purchase of up to 105,000 shares; (5) Crestview Capital Master LLC, for the purchase of up to 233,334 shares; (6) Geduld Capital Partners LP, for the purchase of up to 26,250 shares; (7) Gruber & McBaine International, for the purchase of up to 38,889 shares; (8) Irwin Geduld Revocable Trust, for the purchase of up to 17,500 shares; (9) J Patterson McBaine, for the purchase of up to 15,555 shares; (10) Jon
          D. Gruber and Linda W. Gruber, for the purchase of up to 38,889 shares; (11) Lagunitas Partners LP, for the purchase of up to 93,333 shares; (12) Omicron Master Trust, for the purchase of up to 77,778 shares;

          (13) Palisades Master Fund, L.P., for the purchase of up to 472,500 shares; and (14) Stonestreet LP, for the purchase of up to 54,444 shares. Copies will be provided to the Commission upon request.
4.9 Amendment No. 4 to Revolving Credit, Term Loan, and Security Agreement, dated as of March 25, 2005, between the Company and PNC Bank as incorporated by reference from Exhibit 4.12 to the Company's Form 10-K for the year ended December 31, 2004.
4.10 Letter from PNC Bank regarding intent to waive technical default on the Loan and Security Agreement with PNC Bank due to resignation of Chief Financial Officer.
10.1 1991 Performance Equity Plan of the Company as incorporated herein by reference from Exhibit 10.3 to the Company's Registration Statement, No. 33-51874.
10.2 1992 Outside Directors' Stock Option Plan of the Company as incorporated by reference from Exhibit 10.4 to the Company's Registration Statement, No. 33-51874.
10.3 First Amendment to 1992 Outside Directors' Stock Option Plan as incorporated by reference from Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 1994.
10.4 Second Amendment to the Company's 1992 Outside Directors' Stock Option Plan, as incorporated by reference from the Company's Proxy Statement, dated November 4, 1994.
10.5 Third Amendment to the Company's 1992 Outside Directors' Stock Option Plan as incorporated by reference from the Company's Proxy Statement, dated November 8, 1996.
10.6 Fourth Amendment to the Company's 1992 Outside Directors' Stock Option Plan as incorporated by reference from the Company's Proxy Statement, dated April 20, 1998.
10.7 1993 Non-qualified Stock Option Plan as incorporated by reference from the Company's Proxy Statement, dated October 12, 1993.
10.8 401(K) Profit Sharing Plan and Trust of the Company as incorporated by reference from Exhibit 10.5 to the Company's Registration Statement, No. 33-51874.
10.9 Subcontract Change Notice between East Tennessee Materials and Energy Corporation and Bechtel Jacobs Company, LLC, No. BA-99446/7 and 8F, dated July 2, 2002, are incorporated by reference from Exhibit 10.24 to the Company's Registration Statement No. 333-70676.
10.10 Option Agreement, dated July 31, 2001, among the Company, AMI, and BEC is incorporated by reference from Exhibit 99.8 to the Company's Form 8-K, dated July 30, 2001.
10.11 Promissory Note, dated June 7, 2001, issued by M&EC in favor of Performance Development Corporation is incorporated by reference from
          Exhibit 10.1 to the Company's Form 8-K, dated June 15, 2001.
10.12 Form 433-D Installment Agreement, dated June 11, 2001, between M&EC and the Internal Revenue Service is incorporated by reference from
          Exhibit 10.2 to the Company's Form 8-K, dated June 15, 2001.
10.13 Common Stock Purchase Warrant, dated July 9, 2001, granted by the Registrant to Capital Bank-Grawe Gruppe AG for the right to purchase up to 1,830,687 shares of the Registrant's Common Stock at an exercise price of $1.75 per share incorporated by reference from Exhibit 10.12 to the Company's Registration Statement, No. 333-70676.
10.14 Common Stock Purchase Warrant, dated July 9, 2001, granted by the Registrant to Herbert Strauss for the right to purchase up to 625,000 shares of the Registrant's Common Stock at an exercise price of $1.75 per share, incorporated by reference from Exhibit 10.13 to the Company's Registration Statement, No. 333-70676.

10.15 Warrant Agreement, dated July 31, 2001, granted by the Registrant to Paul Cronson for the right to purchase up to 43,295 shares of the Registrant's Common Stock at an exercise price of $1.44 per share, incorporated by reference from Exhibit 10.20 to the Company's Registration Statement, No. 333-70676. Substantially similar Warrants, dated July 31, 2001, for the right to purchase up to an aggregate 186,851 shares of the Registrant's Common Stock at an exercise price of $1.44 per share were granted by the Registrant to Ryan Beck (6,836 shares), Ryan Beck (54,688), Michael Kollender (37,598 shares), Randy Rock (37,598 shares), Robert Goodwin (43,294 shares), and Meera Murdeshwar (6,837 shares). Copies will be provided to the Commission upon request.
10.16 Warrant to Purchase Common Stock, dated July 30, 2001, granted by the Registrant to David Avital for the purchase of up to 143,000 shares of the Registrant's Common Stock at an exercise price of $1.75 per share, incorporated by reference from Exhibit 10.21 to the Company's Registration Statement, No. 333-70676. Substantially similar Warrants for the purchase of an aggregate 4,249,022 were issued to Capital Bank (837,451 shares), CICI 1999 Qualified Annuity Trust (85,715 shares), Gerald D. Cramer (85,715 shares), CRM 1999 Enterprise Fund 3 (200,000 shares), Craig S. Eckenthal (57,143 shares), Danny Ellis Living Trust (250,000 shares), Europa International, Inc. (571,428 shares), Harvey Gelfenbein (28,571 shares), A. C. Israel Enterprises (285,715 shares), Kuekenhof Partners, L.P. (40,000), Kuekenhof Equity Fund, L.P. (60,000 shares), Jack Lahav (571,429 shares), Joseph LaMotta (28,571 shares), Jay B. Langner (28,571 shares), The F. M. Grandchildren Trust (42,857 shares), Peter Melhado (115,000 shares), Pamela Equities Corp. (42,857 shares), Josef Paradis (143,000 shares), Readington Associates (57,143 shares), Dr. Ralph Richart (225,000 shares), Edward J. Rosenthal Profit Sharing Plan (28,571 shares), Yariv Sapir IRA (85,714 shares), and Bruce Wrobel (150,000 shares), respectively. Copies will be provided to the Commission upon request.
10.17 Common Stock Purchase Warrant, dated July 30, 2001, granted by the Registrant to Ryan, Beck & Co. for the purchase of 20,000 shares of the Registrant's Common Stock at an exercise price of $1.75 per share, incorporated by reference from Exhibit 10.22 to the Company's Registration Statement, No. 333-70676. Substantially similar Warrants, dated July 30, 2001, for the purchase of an aggregate 48,000 shares of the Registrant's Common Stock at an exercise price of $1.75 per share were issued to Ryan, Beck & Co., LLC (14,000 shares), and Larkspur Capital Corporation (34,000 shares). Copies will be provided to the Commission upon request.
10.18 Common Stock Purchase Warrant, dated July 31, 2001, granted by the Registrant to Associated Mezzanine Investors-PESI (I), L.P. for the purchase of up to 712,073 shares of the Registrant's Common Stock at an exercise price of $1.50 per share, incorporated by reference from
          Exhibit 10.23 to the Company's Registration Statement, No. 333-70676. A substantially similar Warrant was issued to Bridge East Capital L.P. for the right to purchase of up to 569,658 shares of the Registrant's Common Stock, and a copy will be provided to the Commission upon request.
10.19 2003 Outside Directors' Stock Plan of the Company as incorporated by reference from Exhibit B to the Company's 2003 Proxy Statement.
10.20 2003 Employee Stock Purchase Plan of the Company as incorporated by reference from Exhibit C to the Company's 2003 Proxy Statement.
10.21 2004 Stock Option Plan of the Company as incorporated by reference from Exhibit B to the Company's 2004 Proxy Statement.
10.22 Common Stock Purchase Warrant, dated March 16, 2004, granted by the Company to R. Keith Fetter, is incorporated by reference from Exhibit
          10.3 of our Form S-3 Regisration Statement dated April 30, 2004. Substantially similar warrants were granted to Joe Dilustro and Chet Dubov, each for the purchase of 30,000 shares of the Company's common stock. Copies will be provided to the Commission upon request.

10.23 Basic agreement between East Tennessee Materials and Energy Corporation and Bechtel Jacobs Company, LLC No. BA-99446F, dated September 20, 2005, as incorporated by reference from Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2005. Attachments to this extended agreement will be provided to the Commission upon request.
10.24 Basic agreement between East Tennessee Materials and Energy Corporation and Bechtel Jacobs Company, LLC No. BA-99447F, dated September 20, 2005, as incorporated by reference from Exhibit 10.2 to our Form 10-Q for the quarter ended September 30, 2005. Attachments to this extended agreement will be provided to the Commission upon request.
21.1      List of Subsidiaries
23.1      Consent of BDO Seidman, LLP
31.1 Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
31.2 Certification by Richard T. Kelecy, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
32.1 Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
32.2 Certification by Richard T. Kelecy, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.