Form 10-Q
period 2006-03-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2006-05-10
CIK 891532

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [ ]  Accelerated Filer  [X]  Non-accelerated filer  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes  [ ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

                  Class                        Outstanding at May 8, 2006
      -----------------------------            --------------------------
      Common Stock, $.001 Par Value                    44,936,500
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

================================================================================

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                                      INDEX

                                                                                                     Page No.
                                                                                                     --------
PART I    FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets -
                            March 31, 2006 and December 31, 2005...........................................2

                   Consolidated Statements of Operations -
                            Three Months Ended March 31, 2006 and 2005.....................................4

                   Consolidated Statements of Cash Flows -
                            Three Months Ended March 31, 2006 and 2005.....................................5

                   Consolidated Statement of Stockholders' Equity -
                            Three Months Ended March 31, 2006..............................................6

                   Notes to Consolidated Financial Statements..............................................7

          Item 2.  Management's Discussion and Analysis of
                            Financial Condition and Results of Operations.................................16

          Item 3.  Quantitative and Qualitative Disclosures
                            About Market Risk.............................................................31

          Item 4.  Controls and Procedures................................................................32

PART II   OTHER INFORMATION

          Item 1.  Legal Proceedings......................................................................33

          Item 5.  Other Information......................................................................33

          Item 6.  Exhibits...............................................................................34

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

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

The results of operations for the three months ended March 31, 2006, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2006.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                          March 31,    December 31,
(Amounts in Thousands, Except for Share Amounts)                            2006           2005
---------------------------------------------------------------------   ------------   ------------
                                                                         (Unaudited)
ASSETS
Current assets
  Cash                                                                  $         68   $         94
  Restricted cash                                                                501            511
  Accounts receivable, net of allowance for doubtful
   accounts of $467 and $512                                                  13,562         16,609
  Unbilled receivables                                                        13,975         11,948
  Inventories                                                                    931            842
  Prepaid expenses                                                             2,346          2,777
  Other receivables                                                               25             37
  Current assets of discontinued operations, net of allowance for
   doubtful accounts of $70 and $90                                               --             60
                                                                        ------------   ------------
    Total current assets                                                      31,408         32,878

Property and equipment:
  Buildings and land                                                          20,251         19,922
  Equipment                                                                   31,179         31,120
  Vehicles                                                                     4,433          4,452
  Leasehold improvements                                                      11,489         11,489
  Office furniture and equipment                                               2,449          2,414
  Construction-in-progress                                                       904            850
                                                                        ------------   ------------
                                                                              70,705         70,247
  Less accumulated depreciation and amortization                             (26,927)       (25,767)
                                                                        ------------   ------------
    Net property and equipment                                                43,778         44,480

Property and equipment of discontinued operations, net of accumulated
 depreciation of $30 and $80                                                     716            806

Intangibles and other assets:
  Permits                                                                     13,246         13,188
  Goodwill                                                                     1,330          1,330
  Finite Risk Sinking Fund                                                     4,361          3,339
  Other assets                                                                 2,297          2,504
                                                                        ------------   ------------
    Total assets                                                        $     97,136   $     98,525
                                                                        ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                                          March 31,    December 31,
(Amounts in Thousands, Except for Share Amounts)                            2006           2005
---------------------------------------------------------------------   ------------   ------------
                                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $      4,842   $      6,053
  Current environmental accrual                                                  717            768
  Accrued expenses                                                            11,472         11,666
  Unearned revenue                                                             3,629          5,169
  Current liabilities of discontinued operations                                 302            628
  Current portion of long-term debt                                            2,512          2,678
                                                                        ------------   ------------
    Total current liabilities                                                 23,474         26,962

Environmental accruals                                                         1,572          1,572
Accrued closure costs                                                          5,281          5,245
Other long-term liabilities                                                    2,599          2,462
Long-term liabilities of discontinued operations                               3,149          3,149
Long-term debt, less current portion                                          11,906         10,697
                                                                        ------------   ------------
    Total long-term liabilities                                               24,507         23,125
                                                                        ------------   ------------

      Total liabilities                                                       47,981         50,087

Commitments and Contingencies (see Note 4)                                        --             --

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation
 value $1.00 per share                                                         1,285          1,285

Stockholders' equity:
  Common Stock, $.001 par value; 75,000,000 shares authorized,
   45,824,926 and 45,813,916 shares issued, including 988,000
   shares held as treasury stock, respectively                                    46             46
  Additional paid-in capital                                                  82,219         82,180
  Accumulated deficit                                                        (32,533)       (33,211)
                                                                        ------------   ------------
                                                                              49,732         49,015
  Less Common Stock in treasury at cost; 988,000 shares                       (1,862)        (1,862)
                                                                        ------------   ------------

    Total stockholders' equity                                                47,870         47,153
                                                                        ------------   ------------

      Total liabilities and stockholders' equity                        $     97,136   $     98,525
                                                                        ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                 March 31,
                                                                        ---------------------------
(Amounts in Thousands, Except for Per Share Amounts)                        2006           2005
---------------------------------------------------------------------   ------------   ------------
Net revenues                                                            $     21,118   $     21,430
Cost of goods sold                                                            14,288         15,893
                                                                        ------------   ------------
  Gross profit                                                                 6,830          5,537

Selling, general and administrative expenses                                   5,241          4,665
Gain on disposal of property and equipment                                         3             --
                                                                        ------------   ------------
  Income from operations                                                       1,586            872

Other income (expense):
  Interest income                                                                 33              1
  Interest expense                                                              (357)          (412)
  Interest expense-financing fees                                                (49)          (111)
  Other                                                                          (13)           (28)
                                                                        ------------   ------------
    Income from continuing operations before taxes                             1,200            322
    Income tax expense                                                            72            213
                                                                        ------------   ------------
    Income from continuing operations                                          1,128            109

Loss from discontinued operations                                               (450)          (246)
                                                                        ------------   ------------
  Net income (loss)                                                              678           (137)

  Preferred Stock dividends                                                       --            (31)
                                                                        ------------   ------------
    Net income (loss) applicable to Common Stock                        $        678   $       (168)
                                                                        ============   ============
Net income (loss) per common share - basic
  Continuing operations                                                 $        .03   $         --
  Discontinued operations                                                       (.01)            --
                                                                        ------------   ------------
    Net income per common share                                         $        .02   $         --
                                                                        ============   ============
Net income (loss) per common share - diluted
  Continuing operations                                                 $        .03   $         --
  Discontinued operations                                                       (.01)            --
                                                                        ------------   ------------
    Net income per common share                                         $        .02   $         --
                                                                        ============   ============

Number of shares and potential common shares used in
 net income (loss) per common share:
  Basic                                                                       44,831         41,778
                                                                        ============   ============
  Diluted                                                                     45,349         44,539
                                                                        ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                        ---------------------------
(Amounts in Thousands)                                                      2006           2005
---------------------------------------------------------------------   ------------   ------------
Cash flows from operating activities
Net income (loss)                                                       $        678   $       (137)
  Adjustments to reconcile net income (loss) to cash provided by
   (used in) operations:
    Depreciation and amortization                                              1,194          1,187
    Provision for bad debt and other reserves                                    (41)           (71)
    Gain on disposal of property and equipment                                     3             --
    Issuance of Common Stock for services                                         10              8
    Share based compensation                                                      29             --
    Discontinued operations                                                     (291)          (118)
    Changes in assets and liabilities:
      Accounts receivable                                                      3,099            145
      Unbilled receivables                                                    (2,026)          (434)
      Prepaid expenses, inventories and other assets                           1,325           (538)
      Accounts payable, accrued expenses, and unearned revenue                (3,644)           242
                                                                        ------------   ------------
        Net cash provided by operations                                          336            284

Cash flows from investing activities:
  Purchases of property and equipment, net                                      (496)          (466)
  Proceeds from sale of plant, property and equipment                              1             --
  Change in restricted cash, net                                                   9             (1)
  Change in finite risk sinking fund                                          (1,022)          (991)
  Discontinued operations                                                        104            (12)
                                                                        ------------   ------------
    Net cash used in investing activities                                     (1,404)        (1,470)

Cash flows from financing activities:
  Net borrowings of revolving credit                                           1,573          1,484
  Principal repayments of long-term debt                                        (531)          (483)
  Proceeds from issuance of stock                                                 --             48
                                                                        ------------   ------------
    Net cash provided by financing activities                                  1,042          1,049
                                                                        ------------   ------------
Decrease in cash                                                                 (26)          (137)
Cash at beginning of period                                                       94            215
                                                                        ------------   ------------
Cash at end of period                                                   $         68   $         78
                                                                        ============   ============

Supplemental disclosure
  Interest paid                                                         $        244   $        239
Non-cash investing and financing activities:
  Gain on interest rate swap                                                      --             17
  Long-term debt incurred for purchase of property and equipment                  --            281

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             (Unaudited, for the three months ended March 31, 2006)

                                                                                                           Common
                                                        Common Stock          Additional                    Stock         Total
(Amounts in thousands,                           -------------------------     Paid-In     Accumulated     Held In    Stockholders'
except for share amounts)                           Shares       Amount        Capital       Deficit       Treasury      Equity
----------------------------------------------   -----------   -----------   -----------   -----------   -----------  -------------
Balance at December 31, 2005                      45,813,916   $        46   $    82,180   $   (33,211)  $    (1,862) $      47,153

Net income                                                --            --            --           678            --            678
Issuance of Common Stock for cash and services            --            --            10            --            --             10
Issuance of Common Stock upon cashless
 exercise of Warrants                                 11,010            --            --            --            --             --
Share based compensation                                  --            --            29            --            --             29
                                                 -----------   -----------   -----------   -----------   -----------  -------------
Balance at March 31, 2006                         45,824,926   $        46   $    82,219   $   (32,533)  $    (1,862) $      47,870
                                                 ===========   ===========   ===========   ===========   ===========  =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2006
                                   (Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

RECLASSIFICATIONS
Certain prior period amounts have been reclassified to conform with the current period presentation.

STOCK-BASED COMPENSATION
On January 1, 2006, we adopted Financial Accounting Standards Board ("FASB") Statement No. 123 (revised) ("SFAS 123R"), Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, superseding APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes accounting standards for entity exchanges of equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS 123R.

We adopted SFAS 123R utilizing the modified prospective method in which compensation cost is recognized beginning with the effective date based on SFAS 123R requirements for all (a) share-based payments granted after the effective date and (b) awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

Prior to our adoption of SFAS 123R, on July 28, 2005, the Compensation and Stock Option Committee of the Board of Directors approved the acceleration of vesting for all the outstanding and unvested options to purchase Common Stock awarded to employees as of the approval date. The Board of Directors approved the accelerated vesting of these options based on the belief that it was in the best interest of our stockholders to reduce future compensation expense that would otherwise be required in the statement of operations upon adoption of SFAS 123R, effective beginning January 1, 2006. The accelerated vesting triggered the re-measurement of compensation cost under current accounting standards. In the event a holder of an accelerated vesting option terminates employment with us prior to the end of the original vesting term of such options, we will recognize the compensation expense at the time of termination.

As of March 31, 2006, we had 3,283,250 employee stock options outstanding, which included 2,405,250 that were outstanding and fully vested at December 31, 2005, and 878,000 employee stock options approved and granted on March 2, 2006. The employee stock options outstanding, at December 31, 2005 are ten year options, issuable at exercise prices from $1.00 to $3.00 per share, and expiration dates from May 24, 2006 to February 27, 2013. The employee stock option grants in March 2006 are six year options with a three year vesting period, with an exercise price of $1.86 per share. Additionally, we had 434,000 director stock options outstanding, of which 72,000 became fully vested in January 2006.

Pursuant to the adoption of SFAS 123R, during the three-month period ended March 31, 2006, we recorded stock-based compensation expense for the director stock options granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes. This resulted in an expense of approximately $11,000. For the stock option grants on March 2, 2006, we have estimated compensation expense based on the fair value at grant date using the Black-Scholes valuation model, and will recognize compensation expense using a straight-line amortization method over the three year vesting period. As SFAS 123R requires that stock-based compensation expense be based on options that are ultimately expected to vest, stock-based compensation for the three-month period ended March 31, 2006 has been reduced for estimated forfeitures at a rate of 5.7%. When estimating forfeitures, we consider trends of actual option forfeitures. For the three months ended March 31, 2006, we recorded approximately $18,000 in employee compensation expense from the March 2006 grants, which included with the director compensation expense, impacted our results of operations by $29,000, for stock-based compensation expense for the three-month period ended March 31, 2006.

We calculated a fair value of $0.868 for each option grant on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the March 2, 2006 grants: no dividend yield; an expected life of four years; expected volatility of 54.0%; and a risk free interest rate of 4.70%. No options were granted in the corresponding first quarter of 2005.

Our computation of expected volatility for the first quarter of 2006 is based on historical volatility from our traded common stock, as was the computation of expected volatility on grants prior to 2006. Due to our change in the contractual term and vesting period, we utilized the simplified method, defined in the Securities and Exchange Commission's Staff Accounting Bulletin No. 107, to calculate the expected term for our 2006 grants. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Prior to the adoption of SFAS 123R, we furnished the pro forma disclosures required under SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosures." Employee stock-based compensation expense recognized under SFAS 123R was not reflected in our results of operations for the three-month period ended March 31, 2005 for employee stock option grants as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Previously reported amounts have not been restated.

Under the accounting provisions of SFAS 123, our net loss and net loss per share, for the three months ended March 31, 2005 would have been increased to the pro forma amounts indicated below (in thousands except for per share amounts):

                                                        Three Months Ended
(Unaudited)                                               March 31, 2005
--------------------------------------------------      ------------------
Net income from continuing operations applicable to
 Common Stock, as reported                              $               78
Deduct:  Total Stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects                            (91)
                                                        ------------------
Pro forma net loss from continuing operations
 applicable to Common Stock                             $              (13)
                                                        ==================
Income (loss) per share:
  Basic and diluted - as reported                       $               --
                                                        ==================
  Basic and diluted - pro-forma                         $               --
                                                        ==================

2.   EARNINGS PER SHARE
     ------------------

Basic EPS is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS includes the dilutive effect of potential common shares.

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three months ended March 31, 2006 and 2005:

                                                                            Three Months Ended
                                                                                 March 31,
                                                                        --------------------------
(Amounts in Thousands, Except for Per Share Amounts)                        2006           2005
---------------------------------------------------------------------   ------------   ------------
Earnings per share from continuing operations
---------------------------------------------
  Income from continuing operations                                     $      1,128   $        109
  Preferred stock dividends                                                       --            (31)
  Income from continuing operations applicable to Common Stock                 1,128             78
  Effect of dilutive securities:
    Preferred Stock dividends                                                     --             31
                                                                        ------------   ------------
      Income - diluted                                                  $      1,128   $        109
                                                                        ============   ============
      Basic income per share                                            $        .03   $         --
                                                                        ============   ============
      Diluted income per share                                          $        .03   $         --
                                                                        ============   ============

Earnings per share from discontinued operations
---------------------------------------------
      Loss - basic and diluted                                          $       (450)  $       (246)
                                                                        ============   ============
      Basic loss per share                                              $       (.01)  $         --
                                                                        ============   ============
      Diluted loss per share                                            $       (.01)  $         --
                                                                        ============   ============

Weighted average shares outstanding - basic                                   44,831         41,778
Potential shares exercisable under stock option plans                            211            250
Potential shares upon exercise of Warrants                                       307            844
Potential shares upon conversion of Preferred Stock                               --          1,667
                                                                        ------------   ------------
  Weighted average shares outstanding - diluted                               45,349         44,539
                                                                        ============   ============

Potential shares excluded from above weighted average share
 calculations due to their anti-dilutive effect include:
  Upon exercise of options                                                     2,258          1,339
  Upon exercise of Warrants                                                    1,776          1,776

3.   LONG TERM DEBT
     --------------
Long-term debt consists of the following at March 31, 2006, and December 31, 2005:

                                                                                     March 31,     December 31,
(Amounts in Thousands)                                                                 2006            2005
--------------------------------------------------------------------------------    -----------    ------------
                                                                                    (Unaudited)
  Revolving  Credit  facility  dated December 22, 2000,  borrowings  based upon
     eligible   accounts   receivable,   subject  to  monthly   borrowing  base
     calculation,  variable  interest paid monthly at prime rate plus1/2% (8.25%
     at March 31, 2006), balance due in May 2008.                                   $     4,020    $      2,447
  Term Loan dated December 22, 2000, payable in equal monthly installments of principal of $83, balance due in May 2008, variable interest paid monthly
     at prime rate plus 1% (8.75% at March 31, 2006).                                     6,250           6,500
  Promissory  Note dated June 25, 2001,  payable in semiannual  installments on
     June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable law rate determined under the IRS Code Section
     (10.0% on March 31, 2006) and is payable in one lump sum at the end of
     installment period.                                                                  2,234           2,234
  Installment Agreement dated June 25, 2001, payable in semiannual installments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable law rate determined under the IRS Code Section
     (10.0% on March 31, 2006) and is payable in one lump sum at the end of
     installment period.                                                                    553             553
  Various capital lease and promissory note obligations,  payable 2006 to 2010,
     interest at rates ranging from 5.0% to 15.7%.                                        1,361           1,641
                                                                                    -----------    ------------
                                                                                         14,418          13,375
  Less current portion of long-term debt                                                  2,512           2,678
                                                                                    -----------    ------------
                                                                                    $    11,906    $     10,697
                                                                                    ===========    ============

REVOLVING CREDIT AND TERM LOAN AGREEMENT
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank, as amended. The Agreement provides for a term loan ("Term Loan") in the amount of $7,000,000, which requires monthly installments of $83,000 with the remaining unpaid principal balance due on May 31, 2008. The Agreement also provides for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary. As of March 31, 2006, the excess availability under our Revolving Credit was $8,667,000 based on our eligible receivables.

Pursuant to the Agreement, as amended, the Term Loan bears interest at a floating rate equal to the prime rate plus 1%, and the Revolving Credit at a floating rate equal to the prime rate plus 1/2%. The loans are subject to a prepayment fee of 1% until March 25, 2006, and 1/2% until March 25, 2007.

PROMISSORY NOTE
In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation ("PDC"), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2006 will be approximately $400,000 semiannually. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended (10% on March 31, 2006) and payable in one lump sum at the end of the loan period. On March 31, 2006, the outstanding balance was $3,718,000 including accrued interest of approximately $1,484,000. Pursuant to the agreement the accrued interest is to be paid at the end of the term, and as such, is recorded as a long-term liability. PDC has directed M&EC to make all payments under the promissory note directly to the Internal Revenue Service ("IRS") to be applied to PDC's obligations under its installment agreement with the IRS.

INSTALLMENT AGREEMENT
Additionally, M&EC entered into an installment agreement with the IRS for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2006 will be approximately $100,000 semiannually. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On March 31, 2006, the rate was 10%. On March 31, 2006, the outstanding balance was $910,000 including accrued interest of approximately $357,000. The interest expense is recorded as a long-term liability, pursuant to the terms of the agreement.

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

LEGAL
In the normal course of conducting our business, we are involved in various litigations. There has been no material change in legal proceedings from those disclosed previously in the Company's Form 10-K for the year ended December 31, 2005.

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

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that in the event of closure our permitted facilities will be closed in accordance with the regulations. The policy provides $35 million of financial assurance coverage of which the coverage amount totals $28,766,000 at March 31, 2006, and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy required an upfront payment of $4.0 million, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account. In February 2006, we paid our third of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of March 31, 2006, we have recorded $4,361,000 in our sinking fund on the balance sheet, which includes interest earned of $154,000 on the sinking fund as of March 31, 2006. Interest income for the three months ended March 31, 2006, was $31,000.

5.   DISCONTINUED OPERATIONS
     -----------------------

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

PFP recorded a loss of $342,000 for the three months ended March 31, 2006, and revenue of $177,000 and an operating loss of $79,000 for the three months ended March 31, 2005. The loss in 2006, was partially due to early termination costs of $200,000 associated with our early termination of our leased property. The assets and liabilities related to PFP have been reclassified into separate categories in the Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005. The assets are recorded at their net realizable value, and consist of equipment of $116,000. Liabilities as of March 31, 2006, consist of accounts payable of $13,000.

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

PFMI recorded a loss of $108,000 for the three months ended March 31, 2006, and a loss of $167,000 for the three months ended March 31, 2005. During the last half of 2005 we settled the three insurance claims we submitted relative to the two fires at PFMI, a property claim for the first fire and a property claim and business interruption claim for the second fire. During 2004, we recorded a receivable of $1,585,000 based on negotiations with the insurance carrier on the business interruption claim. The income from recording this receivable was recorded as a reduction of "loss from discontinued operations" and reduced the operating losses for 2004. During 2005, we received insurance proceeds and claim settlements of $3,253,000 for settlement of all three claims. Of these proceeds, $1,476,000 was recorded as income from discontinued operations during the third quarter of 2005, which is net of $192,000 paid for public adjustor fees.

Assets and liabilities related to the discontinued operation have been reclassified to separate categories in the Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005. As of March 31, 2006, assets are recorded at their estimated net realizable values, and consist of property and equipment of

$600,000. Liabilities as of March 31, 2006, consist of accounts payable and current accrued expenses of $15,000, environmental accruals of $1,865,000, and a pension payable of $1,558,000. The pension plan withdrawal liability, is a result of the termination of the union employees of PFMI. The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. The recorded liability is based upon a demand letter received from CST in August 2005, that provided for the payment of $22,000 per month over an eight year period. This obligation is recorded as a long-term liability, with a current portion of $125,000 that we expect to pay over the next year.

As a result of the discontinuation of operations at the PFMI facility, we are required to complete certain closure and remediation activities pursuant to our RCRA permit. Also, in order to close and dispose of the facility, we may have to complete certain additional remediation activities related to the land, building, and equipment. The level and cost of the clean-up and remediation will be determined by state mandated requirements, the extent to which are not known at this time. Also, impacting this estimate is the level of contamination discovered, as we begin remediation, and the related clean-up standards which must be met in order to dispose of or sell the facility. We engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we originally estimated the cost of this environmental closure and remediation liability to be $2,464,000. We have spent approximately $599,000 for closure costs since September 30, 2004, of which approximately $44,000 has been spent during the first quarter of 2006, and $439,000 was spent in 2005. We have $1,865,000 accrued for the closure, as of March 31, 2006, and we anticipate spending $149,000 in 2006 with the remainder over the next two to five years.

6.   RELATED PARTY TRANSACTION
     -------------------------

Lawrence Properties LLC
During February 2006, our Board of Directors approved and Perma-Fix Environmental Services, Inc. entered into a lease agreement, whereby we will lease property from, Lawrence Properties LLC, a company jointly owned by the president of Schreiber, Yonley and Associates, Robert Schreiber, Jr. and his spouse. Mr. Schreiber is a member of our executive management team. The lease is for a term of five years and will begin on June 1, 2006. We will pay monthly rent expense of $10,000, which we believe is lower than costs charged by unrelated third party landlords. Additional rent would be assessed for any increases over the initial lease commencement year, to property taxes or assessments and property and casualty insurance premiums.

Mill Creek Environmental Services, Inc.
During 2005, we utilized the remediation and analytical services of Mill Creek Environmental Services, Inc. ("Mill Creek"), which is owned principally by the son and daughter-in-law of our CEO, Dr. Louis Centofanti. Mill Creek provided assistance in developing remediation plans, completing a permit renewal and modification application, and groundwater investigations at one of our remediation sites. During 2006, we greatly reduced our reliance on Mill Creek's services. Our purchases from or services provided to us by Mill Creek for the three month period ended March 31, 2006, were $3,000, and $230,000 for the year ended December 31, 2005. We believe that the rates we receive are competitive and comparable to rates we would receive from unaffiliated third party vendors.

7.   OPERATING SEGMENTS
     ------------------

Pursuant to FAS 131, we define an operating segment as a business activity:

          o    from which we may earn revenue and incur expenses;
          o whose operating results are regularly reviewed by the segment president to make decisions about resources to be allocated to the segment and assess its performance; and
          o    for which discrete financial information is available.

We have three operating segments, which are defined as each business line that we operate. This however, excludes corporate headquarters, which does not generate revenue, and our discontinued operations, PFMI and PFP.

Our operating segments are defined as follows:

The Industrial Waste Management Services segment provides on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial waste, and wastewater through our six facilities; Perma-Fix Treatment Services, Inc., Perma-Fix of Dayton, Inc., Perma-Fix of Ft. Lauderdale, Inc., Perma-Fix of Orlando, Inc., Perma-Fix of South Georgia, Inc., and Perma-Fix of Maryland, Inc. We provide through certain of our facilities various waste management services to certain governmental agencies.

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

The table below presents certain financial information in thousands by business segment as of and for the three months ended March 31, 2006 and 2005.

SEGMENT REPORTING FOR THE QUARTER ENDED MARCH 31, 2006

                                                                                   Segments                       Consolidated
                                   Industrial      Nuclear         Engineering      Total       Corporate (2)        Total
                                  ------------   ------------     ------------   ------------   -------------     ------------
Revenue from external customers   $      8,222   $     12,158(3)  $        738   $     21,118   $          --     $     21,118
Intercompany revenues                      391            673              110          1,174              --            1,174
Gross profit                             1,777          4,821              232          6,830              --            6,830
Interest income                              2             --               --              2              31               33
Interest expense                            28            112               --            140             217              357
Interest expense-financing fees              1             --               --              1              48               49
Depreciation and amortization              441            732               10          1,183              11            1,194
Segment profit (loss)                      (89)         2,706               91          2,708          (1,580)           1,128
Segment assets(1)                       23,350         62,411            2,183         87,944           9,192(4)        97,136
Expenditures for segment assets            194            264               25            483              13              496
Total long-term debt                     1,018          3,109               21          4,148          10,270(5)        14,418

SEGMENT REPORTING FOR THE QUARTER ENDED MARCH 31, 2005

                                                                                   Segments                       Consolidated
                                   Industrial      Nuclear         Engineering       Total      Corporate (2)        Total
                                  ------------   ------------     ------------   ------------   -------------     ------------
Revenue from external customers   $      9,771   $     10,896(3)  $        763   $     21,430   $          --     $     21,430
Intercompany revenues                      542            746              115          1,403              --            1,403
Gross profit                             1,836          3,546              155          5,537              --            5,537
Interest income                              1             --               --              1              --                1
Interest expense                           207            174                2            383              29              412
Interest expense-financing fees             --              1               --              1             110              111
Depreciation and amortization              471            696               10          1,177              10            1,187
Segment profit (loss)                     (166)         1,631               31          1,496          (1,387)             109
Segment assets(1)                       25,974         61,561            2,279         89,814          11,369(4)       101,183
Expenditures for segment assets            430            300                7            737              10              747
Total long-term debt                     1,636          7,775               29          9,440          10,797(5)        20,237

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2) Amounts reflect the activity for corporate headquarters not included in the segment information.

(3) The consolidated revenues within the Nuclear segment include the Bechtel Jacobs revenues for the quarter ended March 31, 2006, which total $2,013,000 or (9.5%) of total revenue and $1,646,000 (or 7.7%) for the same quarter in 2005.

(4) Amount includes assets from Perma-Fix of Michigan, Inc., and Perma-Fix of Pittsburgh, Inc. two discontinued operations from the Industrial segment, of approximately $716,000 and $2,701,000 as of March 31, 2006 and 2005, respectively.

(5) Includes the balance outstanding from our revolving line of credit and term loan, which is utilized by all of our segments.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 PART I, ITEM 2

FORWARD-LOOKING STATEMENTS
Certain statements contained within this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things,

     o    improve our operations and liquidity;
     o    anticipated improvement in the financial performance of the Company;
     o ability to comply with the Company's general working capital requirements;
     o ability to be able to continue to borrow under the Company's revolving line of credit;
     o ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and the Company's facilities in Memphis, Tennessee; Detroit, Michigan; Valdosta, Georgia; and Tulsa, Oklahoma;
     o    ability to remediate certain contaminated sites for projected amounts;
     o    ability to fund budgeted capital expenditures during 2006;
     o    increasing other sources of revenue at M&EC;
     o    growth of our Nuclear segment;
     o ability to close and remediate the Michigan facility for the estimated amounts; and
     o no expectation to close any facilities, other than the Michigan and Pittsburgh facilities.

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

     o the requirement to use internally generated funds for purposes not presently anticipated;
     o    inability to continue to be profitable on an annualized basis;
     o the inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
     o the determination that PFMI, PFSG, or PFO was responsible for a material amount of remediation at certain superfund sites;
     o terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under the contracts or subcontracts; and
     o determination that PFD is required to have a Title V air permit in connection with its operations, or is determined to have violated environmental laws or regulations in a material manner.

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

The first quarter of 2006 reflected a revenue decrease of $312,000 or 1.5% from the same period of 2005. This decrease was primarily from the Industrial segment, which saw a decrease of 15.9%. This was due to the loss of the home improvement chain contract, in November 2005, and the expiration of a government contract in the spring of 2005. However, due to the segment's focus on more profitable waste streams and their effort to cut costs, the Industrial segment gross profit as a percentage of revenue increased to 21.6%, compared to 18.8% for the first quarter of 2005. We continue to pursue beneficial contracts and revenues, as well as, evaluating additional cost savings. Partially offsetting the decrease was an increase in the Nuclear segment's revenues of 11.6% over the first quarter of 2005. We are attempting to continue the growth of our Nuclear segment by among other things, expansion within the mixed waste market, as well as our receipts of more complex waste. We continue to see growth, as demonstrated by the contract we received for $9.4 million during the first quarter of 2006 for new mixed waste streams not previously handled by our Nuclear segment. We recognized approximately $187,000 in revenue from this contract during March 2006. We are further hopeful that the receipt recently by our Nuclear segment of a certification to dispose of certain types of nuclear related waste at the Nevada Test Site will assist in the growth of our Nuclear segment. Our interest expense and interest expense - financing fees continue to decrease as our operations and cash flow improve and we are able to reduce our long term debt. Our combined efforts to improve margins and cut costs resulted in our experiencing record income from continuing operations for the first quarter of 2006, of $1,128,000, which is generally our weakest period during the year.

RESULTS OF OPERATIONS
The reporting of financial results and pertinent discussions are tailored to three reportable segments: Industrial, Nuclear and Engineering. The table below should be used when reviewing management's discussion and analysis for the three months ended March 31, 2006 and 2005:

                                                        Three Months Ended
                                                            March 31,
                                               -----------------------------------
Consolidated (amounts in thousands)              2006      %       2005       %
------------------------------------------     -------   ------   --------  ------
Net Revenues                                   $ 21,118   100.0   $ 21,430   100.0
Cost of good sold                                14,288    67.7     15,893    74.2
                                               --------  ------   --------  ------
  Gross Profit                                    6,830    32.3     5,537     25.8
Selling, general and administrative               5,241    24.8     4,665     21.8
Gain on disposal of property and equipment            3      --        --       --
                                               --------  ------   --------  ------
  Income from operations                        $ 1,586     7.5   $   872      4.0
                                               ========  ======   ========  ======
Interest expense                                  (357)    (1.7)     (412)    (1.9)
Interest expense-financing fees                    (49)     (.2)     (111)     (.5)
Other                                              (13)     (.1)      (28)     (.1)
Income from continuing operations                1,128      5.3       109       .5
Preferred Stock dividends                           --       --       (31)     (.1)


SUMMARY - THREE MONTHS ENDED MARCH 31, 2006 AND 2005
Net Revenue
Consolidated revenues increased for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, as follows:

                                           %                     %
(In thousands)                2006      Revenue     2005      Revenue    Change    % Change
-------------------------   --------   --------   --------   --------   --------   --------
Nuclear
-------
  Government waste          $  5,005       23.7   $  5,166       24.1   $   (161)      (3.1)
  Hazardous/Non-hazardous        800        3.8      1,551        7.2       (751)     (48.4)
  Other nuclear waste          4,340       20.6      2,533       11.8      1,807       71.3
  Bechtel Jacobs               2,013        9.5      1,646        7.7        367       22.3
                            --------   --------   --------   --------   --------
    Total                     12,158       57.6     10,896       50.8      1,262       11.6

Industrial Revenues
-------------------
  Commercial waste             7,531       35.6      8,451       39.4       (920)     (10.9)
  Government services            691        3.3      1,320        6.2       (629)     (47.7)
                            --------   --------   --------   --------   --------
    Total                      8,222       38.9      9,771       45.6     (1,549)     (15.9)

Engineering                      738        3.5        763        3.6        (25)      (3.3)
-----------                 --------   --------   --------   --------   --------
    Total                   $ 21,118      100.0   $ 21,430      100.0   $   (312)      (1.5)
                            ========   ========   ========   ========   ========

The Nuclear segment realized revenue growth for the three months ended March 31, 2006 over the same period in 2005. The increase is principally due to the segments continued expansion within the mixed waste market, which includes an increase in receipts of higher activity waste liquids, a more complex and difficult waste stream, that requires greater technical expertise. Our revenues from Bechtel Jacobs increased slightly as a result of our continued efforts to process the backlog of their waste, and assist them in completing their milestones. The Nuclear segment experienced a decrease in their hazardous and non-hazardous revenues due to the completion in 2005 of a special event soil project performed for existing industrial customers. The segment additionally experienced a slight decrease in government waste revenues, as they focused on other projects. The backlog of stored waste at March 31, 2006, was

$13,640,000 compared to $16,374,000 at December 31, 2005. This decrease reflects our efforts to process and dispose of the increased waste receipts during the last quarter of 2005. We expect backlog levels to continue to fluctuate within the same range throughout 2006, subject to the complexity of the waste streams and timing of receipts and processing of materials. This level of backlog material continues to position the Nuclear segment well, from a processing revenue perspective. The Industrial segment experienced a decrease in revenues for the quarter partially as a result of the loss of our contract with a national home improvement chain in November 2005. The segment could see continued reduction in revenue in 2006 as the segment works to replace the loss of the retail customer with other sources of revenue. The Industrial segment also saw a decrease in revenue from government services due to the expiration of one of our government contracts, in the spring of 2005, and the rebid and subsequent lower revenues related to another government contract. The Engineering segment experienced a small decrease in revenue during the first quarter of 2006, as a result of the completion of certain special projects during the first quarter of 2005.

Cost of Goods Sold
Cost of goods sold decreased for the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005, as follows:

                                    %                     %
(In thousands)         2006      Revenue     2005      Revenue    Change
------------------   --------   --------   --------   --------   --------
Nuclear              $  7,337       60.3   $  7,350       67.5   $    (13)
Industrial              6,445       78.4      7,935       81.2     (1,490)
Engineering               506       68.6        608       79.7       (102)
                     --------   --------   --------   --------   --------
  Total              $ 14,288       67.7   $ 15,893       74.2   $ (1,605)
                     ========   ========   ========   ========   ========

We saw a decrease in cost of goods sold throughout all segments, as we focus to streamline costs. The Nuclear segment showed a slight decrease in cost of goods sold despite the segment's increased revenue. This is a result of the segment undertaking waste streams that are more complex in nature and have higher radioactivity levels which contain greater processing risk and the potential for higher margins. This reduction is evidence of the segment's success in its efforts to process these more complex waste streams. The decrease in the Industrial segment is partially a result of the decrease in revenue, but is also reflective of various changes made during the quarter to streamline operations to operate more regionally, thus cutting transportation costs and other related expenses. Additionally, we made specific efforts to reduce costs within the segment and focus on more profitable waste streams. The Engineering segment saw a decrease in their cost of goods sold as a result of lower direct bill staffing levels during the first quarter of 2006 as compared to the same period in 2005. Included within cost of goods sold is depreciation and amortization expense of $1,109,000 and $1,096,000 for the three months ended March 31, 2006, and 2005, respectively.

Gross Profit
Gross profit for the quarter ended March 31, 2006, increased over 2005, as follows:
                                    %                    %
(In thousands)         2006      Revenue     2005      Revenue    Change
------------------   --------   --------   --------   --------   --------
Nuclear              $  4,821       39.7   $  3,546       32.5   $  1,275
Industrial              1,777       21.6      1,836       18.8        (59)
Engineering               232       31.4        155       20.3         77
                     --------   --------   --------   --------   --------
  Total              $  6,830       32.3   $  5,537       25.8   $  1,293
                     ========   ========   ========   ========   ========

The resulting increase in gross profit in the Nuclear segment is partially a result of the increased revenue for the quarter as compared to 2005. Additionally, the gross profit as a percentage of revenue increased, due to the type of waste streams being handled, as well as our becoming more efficient at the treatment of the waste. The Industrial segment saw a minor decrease in gross profit as a result of the reduced revenues, but the segments focus on more profitable waste streams, cutting costs and streamlining the processes was reflected in an increase in the gross profit percentage. The Engineering segment gross profit increased slightly, as did their gross profit percentage, due to their reduction of fixed payroll costs from the lower staffing levels discussed above.

Selling, General and Administrative
Selling, general and administrative ("SG&A") expenses increased for the three months ended March 31, 2006, as compared to the corresponding period for 2005, as follows:

                                    %                     %
(In thousands)         2006      Revenue     2005      Revenue    Change
------------------   --------   --------   --------   --------   --------
Administrative       $  1,307         --   $  1,248         --   $     59
Nuclear                 1,955       16.1      1,497       13.7        458
Industrial              1,839       22.4      1,797       18.4         42
Engineering               140       19.0        123       16.1         17
                     --------   --------   --------   --------   --------
  Total              $  5,241       24.8   $  4,665       21.8   $    576
                     ========   ========   ========   ========   ========

Our SG&A expenses increased throughout the company. The increase predominately relates to the Nuclear segment, as it continues to expand its management staff to more efficiently bid on new contracts, service and manage its facilities and increase its efforts towards compliance with corporate policies and regulatory agencies. The increase in the corporate administrative overhead is due to increased payroll and benefits, as a result of our continuing focus on corporate governance and information services. The increase was partially offset by a decrease in outside consulting fees, as we established our internal audit department and saw a decline in charges related to Section 404 of the Sarbanes-Oxley Act. The increase in the Industrial segment was a result of increased legal fees as we work to resolve certain legal issues at our facilities, as well as costs incurred in connection with environmental compliance of the facilities. The Engineering segment increase was the result of the payroll cost for a new business development manager hired in July 2005. Included in SG&A expenses is depreciation and amortization expense of $85,000 and $91,000 for the three months ended March 31, 2006, and 2005, respectively.

Interest Expense
Interest expense decreased for the quarter ended March 31, 2006, as compared to the corresponding period of 2005.

                 (In thousands)        2006       2005      Change
                 -----------------   --------   --------   --------
                 PNC interest        $    196   $    195   $      1
                 Other                    161        217        (56)
                                     --------   --------   --------
                   Total             $    357   $    412   $    (55)
                                     ========   ========   ========

This decrease is principally a result of the full repayment of a $3.5 million unsecured promissory note in August 2005, and from the final repayment of debt to various other sources as our overall debt position continues to improve.

Interest Expense - Financing Fees
Interest expense-financing fees decreased approximately $62,000 for the quarter ended March 31, 2006, as compared to the corresponding period of 2005. This decrease was principally a result of entering into Amendment No. 4 and Amendment No. 5 with PNC during 2005, which extended the maturity date on the term loan and revolver agreements to May 2008. The remaining financing fees are now amortized through May 2008. As of March 31, 2006, the unamortized balance of prepaid financing fees is

$414,000, which is comprised of $220,000 from the original PNC debt and $338,000 associated with Amendment No. 4 and Amendment No. 5, offset by the monthly amortization of these fees over the past nine months. These prepaid financing dues will be amortized through May 2008 at a rate of $16,000 per month.

Preferred Stock Dividends
Preferred Stock dividends were $31,000 for the three months ended March 31, 2005. The Preferred dividends were comprised of dividends from our Series 17 Preferred Stock, which was converted to Common Stock in September 2005.

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

PFP recorded a loss of $342,000 for the three months ended March 31, 2006, and revenue of $177,000 and an operating loss of $79,000 for the three months ended March 31, 2005. The loss in 2006, was partially due to early termination costs of $200,000 associated with our early termination of our leased property. The assets and liabilities related to PFP have been reclassified into separate categories in the Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005. The assets are recorded at their net realizable value, and consist of equipment of $116,000. Liabilities as of March 31, 2006, consist of accounts payable of $13,000.

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

PFMI recorded a loss of $108,000 for the three months ended March 31, 2006, and a loss of $167,000 for the three months ended March 31, 2005. During the last half of 2005 we settled the three insurance claims we submitted relative to the two fires at PFMI, a property claim for the first fire and a property claim and business interruption claim for the second fire. During 2004, we recorded a receivable of $1,585,000 based on negotiations with the insurance carrier on the business interruption claim. The income from recording this receivable was recorded as a reduction of "loss from discontinued operations" and reduced the operating losses for 2004. During 2005, we received insurance proceeds and claim settlements of $3,253,000 for settlement of all three claims. Of these proceeds, $1,476,000 was recorded as income from discontinued operations during the third quarter of 2005, which is net of $192,000 paid for public adjustor fees.

Assets and liabilities related to the discontinued operation have been reclassified to separate categories in the Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005. As of March 31, 2006, assets are recorded at their estimated net realizable values, and consist of property and equipment of

$600,000. Liabilities as of March 31, 2006, consist of accounts payable and current accrued expenses of $15,000, environmental accruals of $1,865,000, and a pension payable of $1,558,000. The pension plan withdrawal liability, is a result of the termination of the union employees of PFMI. The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. The recorded liability is based upon a demand letter received from CST in August 2005, that provided for the payment of $22,000 per month over an eight year period. This obligation is recorded as a long-term liability, with a current portion of $125,000 that we expect to pay over the next year.

As a result of the discontinuation of operations at the PFMI facility, we are required to complete certain closure and remediation activities pursuant to our RCRA permit. Also, in order to close and dispose of the facility, we may have to complete certain additional remediation activities related to the land, building, and equipment. The level and cost of the clean-up and remediation will be determined by state mandated requirements, the extent to which are not known at this time. Also, impacting this estimate is the level of contamination discovered, as we begin remediation, and the related clean-up standards which must be met in order to dispose of or sell the facility. We engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we originally estimated the cost of this environmental closure and remediation liability to be $2,464,000. We have spent approximately $599,000 for closure costs since September 30, 2004, of which approximately $44,000 has been spent during the first quarter of 2006, and $439,000 was spent in 2005. We have $1,865,000 accrued for the closure, as of March 31, 2006, and we anticipate spending $149,000 in 2006 with the remainder over the next two to five years.

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

At March 31, 2006, we had cash of $68,000. The following table reflects the cash flow activities during the first quarter of 2006.

            (In thousands)                            2006
            -------------------------------------   --------
            Cash provided by operations             $    336
            Cash used in investing activities         (1,404)
            Cash provided by financing activities      1,042
                                                    --------
            Decrease in cash                        $    (26)
                                                    ========

We are in a net borrowing position and therefore attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes remittance lock boxes and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility. The cash balance at March 31, 2006, primarily represents minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities
Accounts receivable, net of allowances for doubtful accounts, totaled $13,562,000, a decrease of $3,047,000 over the December 31, 2005, balance of $16,609,000. The Nuclear segment experienced a decrease of $2,376,000 as a result of increased collection efforts and improved turnaround of all Bechtel Jacobs and certain other commercial account receivables. This segment was also affected by timing issues related to the final shipment of wastes to end disposal sites that are delayed due to the complexity of the documentation required for invoicing and the approvals to ship from our generators. The Engineering segment also experienced a decrease of $6,000. Additionally, there was a decrease in the accounts receivable from the Industrial segment of $665,000 primarily resulting from increased collection efforts and the loss of a contract with a major home improvement chain.

Unbilled receivables are generated by differences between invoicing timing and the percentage of completion methodology used for revenue recognition purposes. As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue. We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as, the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables. The timing differences occur for several reasons. Partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal. The difference also occurs due to our end disposal sites requirement of pre-approval prior to our shipping waste for disposal and our contract terms with the customer that we dispose of the waste prior to invoicing. These delays usually take several months to complete. As of March 31, 2006, unbilled receivables totaled $13,975,000, an increase of $2,027,000 from the December 31, 2005, balance of $11,948,000. This increase is principally due to timing issues related to the final shipment of wastes to end disposal sites that are delayed due to shipment approvals needed from generators, and the complexity of the current contracts, which requires greater levels of documentation and additional testing for final invoicing.

As of March 31, 2006, total consolidated accounts payable was $4,842,000, a decrease of $1,211,000 from the December 31, 2005, balance of $6,053,000. Accounts payable decreased in conjunction with decreased revenues in the Industrial segment due to the loss of the contract with a major home improvement chain effective November 2005. Additionally, accounts payable decreased as a result of improved profitability and decreased un-financed capital expenditures.

Accrued Expenses as of March 31, 2006, totaled $11,472,000, a decrease of $194,000 over the December 31, 2005, balance of $11,666,000. Accrued expenses are made up of disposal and processing cost accruals, accrued compensation, interest payable, insurance payable and certain tax accruals. The decrease to accrued expenses was principally a result of payments made in the first quarter for insurance payables of $822,000, offset by an increase in disposal accrual of $663,000 related to the timing of shipments of processed wastes from our Nuclear facilities.

The working capital position at March 31, 2006, was $7,934,000, as compared to a working capital position of $5,916,000 at December 31, 2005. The increase in this position of $2,018,000 is principally a result of the decrease in accounts payable, as mentioned above, and from the decrease in unearned revenue as a result of increased processing in the Nuclear segment of backlog and legacy waste in the first quarter, partially offset by the net decrease in unbilled and accounts receivable. Our working capital position continues to experience the negative impact of certain liabilities associated with discontinued operations.

Investing Activities
Our purchases of new capital equipment for the three-month period ended March 31, 2006, totaled approximately $496,000 of which, all was funded out of cash flow. These expenditures were for expansion and improvements to the operations principally within the Nuclear segment. These capital expenditures were funded by the cash provided by operations. We budgeted capital expenditures of approximately $6,800,000 for fiscal year 2006, which includes an estimated $3,570,000 to complete certain current projects committed at December 31, 2005, as well as other identified capital and permit compliance purchases. Our purchases during the first quarter of 2006 include approximately $153,000 of those projects committed at December 31, 2005. Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether. We have traditionally incurred actual capital spending totals for a given year less than initial budget amount. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects. We anticipate funding these capital expenditures by a combination of lease financing, internally generated funds, and/or the proceeds received from Warrant exercises.

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that in the event of closure our permitted facilities will be closed in accordance with the regulations. The policy provides $35 million of financial assurance coverage of which the coverage amount totals $28,766,000 at March 31, 2006, and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy required an upfront payment of $4.0 million, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account. In February 2006, we paid our third of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of March 31, 2006, we have recorded $4,361,000 in our sinking fund on the balance sheet, which includes interest earned of $154,000 on the sinking fund as of March 31, 2006. Interest income for the three months ended March 31, 2006, was $31,000. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, the Insurer will pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

Financing Activities
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank, as amended. The Agreement provides for a term loan ("Term Loan") in the amount of $7,000,000, which requires monthly installments of $83,000 with the remaining unpaid principal balance due on May 31, 2008. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary. As of March 31, 2006, the excess availability under our Revolving Credit was $8,667,000 based on our eligible receivables.

Pursuant to the Agreement, as amended, the Term Loan bears interest at a floating rate equal to the prime rate plus 1%, and the Revolving Credit at a floating rate equal to the prime rate plus 1/2%. The loans are subject to a prepayment fee of 1% until March 25, 2006, and 1/2% until March 25, 2007.

In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation ("PDC"), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2006 will be approximately $400,000 semiannually. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended (10% on March 31, 2006) and payable in one lump sum at the end of the loan period. On March 31, 2006, the outstanding balance was $3,718,000 including accrued interest of approximately $1,484,000. Pursuant to the agreement the accrued interest is to be paid at the end of the term, and as such, is recorded as a long-term liability. PDC has directed M&EC to make all payments under the promissory note directly to the Internal Revenue Service ("IRS") to be applied to PDC's obligations under its installment agreement with the IRS.

Additionally, M&EC entered into an installment agreement with the IRS for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2006 will be approximately $100,000 semiannually. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On March 31, 2006, the rate was 10%. On March 31, 2006, the outstanding balance was $910,000 including accrued interest of approximately $357,000. The interest expense is recorded as a long-term liability, pursuant to the terms of the agreement.

In summary, we have continued to take steps to improve our operations and liquidity, as discussed above. However, we continue to invest our working capital back into our facilities to fund capital additions within both the Nuclear and Industrial segments. We have experienced the positive impact of increased accounts receivable collections and increased availability under our Revolving Credit. Additionally, accounts payable have remained relatively steady and within terms. Offsetting these positives is the continued negative impact of current reserves recorded on discontinued operations. The reserves recorded on discontinued operations could be reduced or paid over a longer period of time than initially anticipated. If we are unable to improve our operations and remain profitable in the foreseeable future, such would have a material adverse effect on our liquidity position.

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at March 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

                                                            Payments due by period
                                                 ---------------------------------------------
                                                              2007 -      2010 -       After
Contractual Obligations                Total       2006        2009        2011        2011
----------------------------------   ---------   ---------   ---------   ---------   ---------
Long-term debt                       $  14,418   $   2,397   $  11,993   $      28   $      --
Interest on long-term debt (1)           1,841          --       1,841          --          --
Interest on variable rate debt (2)       1,118         468         650          --          --
Operating leases                         3,763       1,244       1,891         517         111
Finite risk policy (3)                   6,022          --       3,011       2,008       1,003
Pension withdrawal liability (4)         1,558         125         475         403         555
Environmental contingencies (5)          4,154         866       2,365         300         623
Purchase obligations (6)                    --          --          --          --          --
                                     ---------   ---------   ---------   ---------   ---------
  Total contractual obligations      $  32,874   $   5,100   $  22,226   $   3,256   $   2,292
                                     =========   =========   =========   =========   =========

(1) Our IRS Note and PDC Note agreements call for interest to be paid at the end of the term, December 2008.

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

(4) The pension withdrawal liability is the estimated liability to us upon termination of our union employees at our discontinued operation, PFMI. See Discontinued Operations earlier in this section for discussion on our discontinued operation.

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

CRITICAL ACCOUNTING ESTIMATES
In preparing consolidated financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. We believe the following critical accounting policies affect the more significant estimates used to prepare the consolidated financial statements:

Revenue Recognition Estimates. We use the percentage of completion methodology for purposes of revenue recognition in our Nuclear Segment. As we accept more complex waste streams in this segment, the treatment of those waste streams becomes more complicated and more time consuming. We continue to enhance our waste tracking capabilities and systems, which has enabled us to better match the revenue earned to the processing phases achieved. The major processing phases are receipt, treatment/processing and shipment/final disposition. Upon receiving mixed waste we recognize a certain percentage (33%) of revenue as we incur costs for transportation, analytical and labor associated with the receipt of mixed wastes. As the waste is processed, shipped and disposed of we recognize the remaining 67% of revenue and the associated costs of transportation and burial. The waste streams in our Industrial segment are much less complicated, and services are rendered shortly after receipt, therefore, percentage of completion estimates are not used in our Industrial segment. However, we continue to review and evaluate our revenue recognition estimates and policies on a quarterly basis.

Allowance for Doubtful Accounts. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of un-collectable amounts. All accounts receivable balances after 60 days from the invoice date are regularly reviewed based on current credit worthiness, and that portion, deemed un-collectable, if any, are computed. Specific accounts deemed to be uncollectible are reserved at 100% of their outstanding balance. The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for 91-120 days, and 40% over 120 days), based on a historical valuation, that allows us to calculate the total reserve required. This allowance was approximately 0.6%, and 0.7% of revenue and approximately 3.1%, and 3.2% of accounts receivable for 2005, and 2004, respectively.

Intangible Assets. Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net assets acquired ("goodwill") and the recognized permit value of the business. We continually reevaluate the reasonableness of the carrying amount of permits and goodwill to determine whether current events and circumstances warrant adjustments to the carrying value. We utilize an independent appraisal firm to test goodwill and permits, separately, for impairment, annually as of October 1. Our annual impairment test as of October 1, 2005, resulted in no impairment of goodwill and permits. The appraisers estimate the fair value of our operating segments using a discounted cash flow valuation approach. This approach is dependent on estimates for future sales, operating income, depreciation and amortization, working capital changes, and capital expenditures, as well as, expected growth rates for cash flows and long-term interest rates, all of which are impacted by economic conditions related to our industry as well as conditions in the U.S. capital markets.

Accrued Closure Costs. Accrued closure costs represent a contingent environmental liability to clean up a facility in the event we cease operations in an existing facility. The accrued closure costs are estimates based on guidelines developed by federal and/or state regulatory authorities under Resource Conservation and Recovery Act ("RCRA"). Such costs are evaluated annually and adjusted for inflationary factors and for approved changes or expansions to the facilities. Increases due to inflationary factors for 2006 and 2005, have been approximately 2.7%, and 2.1%, respectively, and based on the historical information, we do not expect future inflationary changes to differ materially from the last three years. Increases or decreases in accrued closure costs resulting from changes or expansions at the facilities are determined based on specific RCRA guidelines applied to the requested change. This calculation includes certain estimates, such as disposal pricing, external labor, analytical costs and processing costs, which are based on current market conditions. However, except for the Michigan and Pittsburgh facilities, we have no current intention to close any of our facilities.

Accrued Environmental Liabilities. We have five remediation projects currently in progress. The current and long-term accrual amounts for the projects are our best estimates based on proposed or approved processes for clean-up. Circumstances that could affect the outcome include new technologies being developed every day to reduce our overall costs, or increased contamination levels that could arise as we complete remediation which could increase our costs, neither of which we anticipate at this time. Significant changes in regulations could also adversely or favorably affect our costs to remediate existing sites or potential future sites, which cannot be reasonably quantified. We have also accrued a long-term environmental liability for our PFMD facility acquired in March 2004, which is not a permitted facility, so we are currently under no obligation to clean up the contamination.

Disposal Costs. We accrue for waste disposal based upon a physical count of the total waste at each facility at the end of each accounting period. Current market prices for transportation and disposal costs are applied to the end of period waste inventories to calculate the disposal accrual. Costs are calculated using current costs for disposal, but economic trends could materially affect our actual costs for disposal. Disposal sites available to us are limited. An increase or decrease in available sites or demand for the existing disposal areas could significantly affect the actual disposal costs either positively or negatively.

KNOWN TRENDS AND UNCERTAINTIES
Seasonality. Historically, we have experienced reduced revenues, operating losses and/or decreased operating profits during the first and fourth quarters of our fiscal years due to a seasonal slowdown in operations from poor weather conditions and overall reduced holiday season activities. During our second and third fiscal quarters, there has historically been an increase in revenues and operating profits.

Management expects this trend to continue in future years. The U.S. Department of Energy ("DOE") and U.S. Department of Defense ("DOD") represent major customers for the Nuclear segment. In conjunction with the federal government's September 30 fiscal year-end, the Nuclear segment has experienced seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements. Correspondingly, for a period of approximately three months following September 30, the Nuclear segment has historically experienced a seasonal slowdown, as the governmental budgets are still being finalized, planning for the new year is occurring and we enter the holiday season. We experienced limited success in 2005 in getting governmental customers to extend the timing of their shipments of wastes typically received in the third quarter over a longer period of time, which has helped smooth revenues over the second and third quarters. However, as a result of our efforts to schedule shipments on a more consistent basis, we may not experience this seasonality going forward. The maturing process of our Nuclear segment continues to lessen the impact of seasonal fluctuations in all quarters. Furthermore, the backlog of stored waste has enabled us to maintain revenue levels in the first quarter of 2006, as we have focused our efforts on processing on-site wastes.

Economic Conditions. Economic downturns or recessionary conditions can adversely affect the demand for our services, principally within the Industrial segment. Reductions in industrial production generally follow such economic conditions, resulting in reduced levels of waste being generated and/or sent off for treatment. We feel that recessionary conditions stabilized in 2005 as evidenced by increases in commercial waste revenues, and continue to improve in the first quarter of 2006.

Significant Customers. While our revenues are principally derived from numerous and varied customers, our Nuclear segment has a significant relationship with Bechtel Jacobs, DOE's appointed manager of the environmental program to perform certain treatment and disposal services in Oak Ridge, Tennessee. Our revenues from Bechtel Jacobs contributed 9.5% of total consolidated revenues for the three months ended March 31, 2006, and 7.7% during the same period in 2005. Our initial relationship with Bechtel Jacobs began when our subsidiary in Oak Ridge, Tennessee ("M&EC") entered into certain subcontracts for treatment services, and has expanded into other services outside these contracts. These Oak Ridge contracts have been extended through August 2007, and, as with all government contracts, may be terminated or renegotiated at any time at the government's election. As DOE's Oak Ridge site continues to complete certain of its clean-up milestones and moves toward completing its closure efforts, the revenue from these contracts may decline. The Nuclear segment continues to pursue other similar or related services for environmental programs at other DOE and government sites. In February 2003, M&EC commenced legal proceedings against Bechtel Jacobs, seeking payment from Bechtel Jacobs of approximately $4.3 million in surcharges relating to certain wastes that were treated by M&EC in 2001 and 2002. Bechtel Jacobs continues to deliver waste to M&EC for treatment, and M&EC continues to accept such waste. In addition, after the lawsuit was filed, M&EC entered into a new contract with Bechtel Jacobs to treat DOE waste. There is no guarantee of future business with Bechtel Jacobs, and either party may terminate the relationship at any time. Termination of this relationship could have a material adverse effect on us. We are working towards increasing other sources of revenues at M&EC to reduce the risk of reliance on one major source of revenues.

During the three months ended March 31, 2006, our Nuclear segment performed services relating to waste generated by the federal government, either directly or indirectly as a subcontractor to the federal government, representing approximately $7,709,000, or approximately 36.5%, of our consolidated first quarter 2006 revenues, which includes revenues under the three contracts with Bechtel Jacobs discussed above. Most, if not all, contracts with the federal government or with others as a subcontractor to the federal government provide that the government may terminate or renegotiate the contracts at the government's option at any time.

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

We routinely use third party disposal companies, who ultimately destroy or secure landfill residual materials generated at our facilities or at a client's site. Compared with certain of our competitors, we dispose of significantly less hazardous or industrial by-products from our operations due to rendering material non-hazardous, discharging treated wastewaters to publicly-owned treatment works and/or processing wastes into saleable products. In the past, numerous third party disposal sites have improperly managed wastes and consequently require remedial action; consequently, any party utilizing these sites may be liable for some or all of the remedial costs. Despite our aggressive compliance and auditing procedures for disposal of wastes, we could, in the future, be notified that we are a PRP at a remedial action site, which could have a material adverse effect.

For 2006, $1,107,000 is budgeted in environmental remediation expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at our facilities. Our facilities where the remediation expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia, PFTS's facility in Tulsa, Oklahoma, PFMD's facility in Baltimore, Maryland, and PFMI's facility in Detroit, Michigan. While no assurances can be made that we will be able to do so, we expect to fund the expenses to remediate the sites from funds generated internally.

At March 31, 2006, we had total accrued environmental remediation liabilities of $4,154,000, of which $866,000 is recorded as a current liability, a decrease of $241,000 from the December 31, 2005, balance of $1,107,000. This decrease represents payments on remediation projects. The March 31, 2006, current and long-term accrued environmental balance is as follows:

                `     Current      Long-term
                      Accrual       Accrual        Total
                    -----------   -----------   -----------
           PFD      $   193,000   $   580,000   $   773,000
           PFM          326,000       238,000       564,000
           PFSG         187,000       337,000       524,000
           PFTS          11,000        26,000        37,000
           PFMD              --       391,000       391,000
                    -----------   -----------   -----------
                        717,000     1,572,000     2,289,000
           PFMI         149,000     1,716,000     1,865,000
                    -----------   -----------   -----------
                    $   866,000   $ 3,288,000   $ 4,154,000
                    ===========   ===========   ===========

RECENTLY ADOPTED ACCOUNTING STANDARDS
On January 1, 2006, we adopted Financial Accounting Standards Board ("FASB") Statement No. 123 (revised) ("SFAS 123R"), Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, superseding APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes accounting standards for entity exchanges of equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS 123R.

We adopted SFAS 123R utilizing the modified prospective method in which compensation cost is recognized beginning with the effective date based on SFAS 123R requirements for all (a) share-based payments granted after the effective date and (b) awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                                 PART I, ITEM 3

We are exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC. As of March 31, 2006, we have no interest swap agreement outstanding, and we were exposed to variable interest rates under our loan arrangements with PNC. The interest rates payable to PNC are based on a spread over prime rate. If our floating rates of interest experienced an upward increase of 1%, our debt service would have increased by approximately $26,000 for the three months ended March 31, 2006.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                             CONTROLS AND PROCEDURES

                                 PART 1, ITEM 4

    (a)   Evaluation of disclosure controls, and procedures.

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on their most recent evaluation, which was completed as of the end of the period covered by this Quarterly Report on Form 10-Q, we have evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended) and believe that such are effective, as reported in our Annual Report on Form 10-K for the year ended December 31, 2005, (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

    (b)   Changes in internal control over financial reporting.

          There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                           PART II - Other Information

Item 1.   Legal Proceedings
          -----------------

          There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.

Item 5.   Other Information
          -----------------

          RELATED PARTY TRANSACTIONS

          Lawrence Properties LLC
          During February 2006, our Board of Directors approved and Perma-Fix Environmental Services, Inc. entered into a lease agreement, whereby we will lease property from, Lawrence Properties LLC, a company jointly owned by the president of Schreiber, Yonley and Associates, Robert Schreiber, Jr. and his spouse. Mr. Schreiber is a member of our executive management team. The lease is for a term of five years and will begin on June 1, 2006. We will pay monthly rent expense of $10,000, which we believe is lower than costs charged by unrelated third party landlords. Additional rent would be assessed for any increases over the initial lease commencement year, to property taxes or assessments and property and casualty insurance premiums.

          Mill Creek Environmental Services, Inc.
          During 2005, we utilized the remediation and analytical services of Mill Creek Environmental Services, Inc. ("Mill Creek"), which is owned principally by the son and daughter-in-law of our CEO, Dr. Louis Centofanti. Mill Creek provided assistance in developing remediation plans, completing a permit renewal and modification application, and groundwater investigations at one of our remediation sites. During 2006, we greatly reduced our reliance on Mill Creek's services. Our purchases from or services provided to us by Mill Creek for the three month period ended March 31, 2006, were $3,000, and $230,000 for the year ended December 31, 2005. We believe that the rates we receive are competitive and comparable to rates we would receive from unaffiliated third party vendors.

Item 6.  EXHIBITS
         --------

 (a)     EXHIBITS
         --------
         4.1 Letter from PNC Bank, waiving the technical default on the Loan and Security Agreement with PNC Bank, as a result of the resignation of the Chief Financial Officer.

         10.1 Lease agreement between Lawrence Properties, LLC and Perma-Fix Environmental Services, Inc., regarding a related party property lease.

         31.1 Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).

         31.2 Certification by David K. Hansen, Interim Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).

         32.1 Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C.
                    Section 1350.

         32.2 Certification by David K. Hansen, Interim Chief Financial Officer of the Company furnished pursuant to 18 U.S.C.
                    Section 1350.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                      PERMA-FIX ENVIRONMENTAL SERVICES


Date: May 9, 2006                     By:  /s/ Dr. Louis F. Centofanti
                                           -------------------------------------
                                           Dr. Louis F. Centofanti
                                           Chairman of the Board
                                           Chief Executive Officer

Date: May 9, 2006                    By:   /s/ David K. Hansen
                                           -------------------------------------
                                           David K. Hansen
                                           Interim Chief Financial Officer and
                                           VP - Corporate Controller / Treasurer