Form 10-Q
period 2006-06-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2006-08-09
CIK 891532

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                           Commission File No. 111596

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                                58-1954497
         (State or other jurisdiction                     (IRS Employer
       of incorporation or organization)              Identification Number)

      8302 Dunwoody Place, Suite 250, Atlanta, GA              30350
       (Address of principal executive offices)              (Zip Code)

                                 (770) 587-9898
                         (Registrant's telephone number)

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

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

               Class                           Outstanding at August 4, 2006
   -----------------------------               -----------------------------
   Common Stock, $.001 Par Value                        51,329,428
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

================================================================================

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                                      INDEX

                                                                                      Page No.
                                                                                      --------
PART I        FINANCIAL INFORMATION

           Item 1.    Financial Statements

                      Consolidated Balance Sheets -
                               June 30, 2006 and December 31, 2005...........................2

                      Consolidated Statements of Operations -
                               Three and Six Months Ended June 30, 2006 and 2005.............4

                      Consolidated Statements of Cash Flows -
                               Six Months Ended June 30, 2006 and 2005.......................5

                      Consolidated Statement of Stockholders' Equity -
                               Six Months Ended June 30, 2006................................6

                      Notes to Consolidated Financial Statements.............................7

           Item 2.    Management's Discussion and Analysis of
                               Financial Condition and Results of Operations................18

           Item 3.    Quantitative and Qualitative Disclosures
                               About Market Risk............................................37

           Item 4.    Controls and Procedures...............................................38

 PART II      OTHER INFORMATION

           Item 1.    Legal Proceedings.....................................................39

           Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...........39

           Item 6.    Exhibits..............................................................41

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

The results of operations for the six months ended June 30, 2006, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2006.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                            June 30,      December 31,
(Amounts in Thousands, Except for Share Amounts)              2006            2005
-------------------------------------------------------   ------------    ------------
                                                           (Unaudited)
ASSETS
Current assets
   Cash                                                   $        713    $         94
   Restricted cash                                                  40             511
   Accounts receivable, net of allowance for doubtful
     accounts of $467 and $512                                  14,695          16,609
   Unbilled receivables                                         15,554          11,948
   Inventories                                                     836             842
   Prepaid expenses                                              1,878           2,777
   Other receivables                                                29              37
   Current assets of discontinued operations,
     net of allowance for
     doubtful accounts of $0 and $90                                --              60
                                                          ------------    ------------
      Total current assets                                      33,745          32,878

Property and equipment:
   Buildings and land                                           20,285          19,922
   Equipment                                                    31,494          31,120
   Vehicles                                                      4,509           4,452
   Leasehold improvements                                       11,461          11,489
   Office furniture and equipment                                2,492           2,414
   Construction-in-progress                                      1,800             850
                                                          ------------    ------------
                                                                72,041          70,247
   Less accumulated depreciation and amortization              (28,147)        (25,767)
                                                          ------------    ------------
      Net property and equipment                                43,894          44,480

Property and equipment of discontinued operations,
  net of accumulated depreciation of $30 and $80                   716             806

Intangibles and other assets:
   Permits                                                      13,254          13,188
   Goodwill                                                      1,330           1,330
   Finite Risk Sinking Fund                                      4,419           3,339
   Other assets                                                  2,186           2,504
                                                          ------------    ------------
      Total assets                                        $     99,544    $     98,525
                                                          ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                            June 30,      December 31,
(Amounts in Thousands, Except for Share Amounts)              2006            2005
-------------------------------------------------------   ------------    ------------
                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $      5,703    $      6,053
   Current environmental accrual                                 1,046             768
   Accrued expenses                                             11,749          11,666
   Unearned revenue                                              2,960           5,169
   Current liabilities of discontinued operations                  534             628
   Current portion of long-term debt                             2,497           2,678
                                                          ------------    ------------
     Total current liabilities                                  24,489          26,962

Environmental accruals                                           1,958           1,572
Accrued closure costs                                            5,318           5,245
Other long-term liabilities                                      2,709           2,462
Long-term liabilities of discontinued operations                 1,705           3,149
Long-term debt, less current portion                            10,816          10,697
                                                          ------------    ------------
     Total long-term liabilities                                22,506          23,125
                                                          ------------    ------------

        Total liabilities                                       46,995          50,087

Commitments and Contingencies (see Note 4)                          --              --

Preferred Stock of subsidiary, $1.00 par value;
  1,467,396 shares authorized, 1,284,730 shares issued
  and outstanding, liquidation value $1.00 per share             1,285           1,285

Stockholders' equity:
  Common Stock, $.001 par value; 75,000,000 shares
    authorized, 46,770,500 and 45,813,916 shares
    issued, including 988,000 shares held as
    treasury stock, respectively                                    47              46
   Additional paid-in capital                                   83,787          82,180
   Accumulated deficit                                         (30,708)        (33,211)
                                                          ------------    ------------
                                                                53,126          49,015
   Less Common Stock in treasury at cost; 988,000 shares        (1,862)         (1,862)
                                                          ------------    ------------
        Total stockholders' equity                              51,264          47,153
                                                          ------------    ------------
           Total liabilities and stockholders' equity     $     99,544    $     98,525
                                                          ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended           Six Months Ended
                                                                  June 30,                    June 30,
                                                          ------------------------    ------------------------
(Amounts in Thousands, Except for Per Share Amounts)         2006          2005          2006          2005
-------------------------------------------------------   ----------    ----------    ----------    ----------
Net revenues                                              $   23,514    $   25,144    $   44,632    $   46,574
Cost of goods sold                                            15,362        17,790        29,650        33,683
                                                          ----------    ----------    ----------    ----------
Gross profit                                                   8,152         7,354        14,982        12,891

Selling, general and administrative expenses                   6,792         5,677        12,033        10,342
Loss (gain) on disposal of property and equipment                 (2)         (337)            1          (337)
                                                          ----------    ----------    ----------    ----------
Income from operations                                         1,362         2,014         2,948         2,886

Other income (expense):
Interest income                                                   62             1            95             2
Interest expense                                                (386)         (381)         (743)         (793)
Interest expense-financing fees                                  (48)         (110)          (97)         (221)
Other                                                           (104)           (6)         (117)          (34)
                                                          ----------    ----------    ----------    ----------
Income from continuing operations before taxes                   886         1,518         2,086         1,840
Income tax expense                                               107            70           179           283
                                                          ----------    ----------    ----------    ----------
Income from continuing operations                                779         1,448         1,907         1,557
Income (loss) from discontinued operations                     1,046          (183)          596          (429)
                                                          ----------    ----------    ----------    ----------
Net income                                                     1,825         1,265         2,503         1,128
Preferred Stock dividends                                         --            30            --            61
                                                          ----------    ----------    ----------    ----------
Net income applicable to Common Stock                     $    1,825    $    1,235    $    2,503    $    1,067
                                                          ==========    ==========    ==========    ==========
Net income per common share - basic
Continuing operations                                     $      .02    $      .03    $      .04    $      .04
Discontinued operations                                          .02            --           .01          (.01)
                                                          ----------    ----------    ----------    ----------
Net income per common share                               $      .04    $      .03    $      .05    $      .03
                                                          ==========    ==========    ==========    ==========
Net income per common share - diluted
Continuing operations                                     $      .02    $      .03    $      .04    $      .04
Discontinued operations                                          .02            --           .01          (.01)
                                                          ----------    ----------    ----------    ----------
Net income per common share                               $      .04    $      .03    $      .05    $      .03
                                                          ==========    ==========    ==========    ==========
Number of shares and potential common shares
  used in net income per common share:
   Basic                                                      45,117        41,805        44,975        41,792
                                                          ==========    ==========    ==========    ==========
   Diluted                                                    46,380        44,476        45,805        44,508
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

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Six Months Ended
                                                                    June 30,
                                                          ----------------------------
(Amounts in Thousands)                                        2006            2005
-------------------------------------------------------   ------------    ------------
Cash flows from operating activities:
Net income                                                $      2,503    $      1,128
   Adjustments to reconcile net income to cash
    provided by (used in) operations:
     Depreciation and amortization                               2,414           2,363
     Provision for bad debt and other reserves                     (12)             25
     Loss (gain) on disposal of property and equipment               1            (337)
     Issuance of Common Stock for services                          22              18
     Share based compensation                                       85              --
     Discontinued operations                                    (1,510)            959
     Changes in assets and liabilities:
       Accounts receivable                                       1,943           2,313
       Unbilled receivables                                     (3,605)         (1,967)
       Prepaid expenses, inventories and other assets            2,712           1,370
       Accounts payable, accrued expenses, and
        unearned revenue                                        (3,037)         (1,750)
                                                          ------------    ------------
         Net cash provided by operations                         1,516           4,122

Cash flows from investing activities:
   Purchases of property and equipment, net                     (1,739)         (1,103)
   Proceeds from sale of plant, property and equipment               4             700
   Change in restricted cash, net                                  471              (2)
   Change in finite risk sinking fund                           (1,080)           (991)
   Discontinued operations                                         104              --
                                                          ------------    ------------
     Net cash used in investing activities                      (2,240)         (1,396)

Cash flows from financing activities:
   Net borrowings (repayments) of revolving credit               1,297          (2,318)
   Principal repayments of long-term debt                       (1,455)         (4,986)
   Borrowings of long-term debt                                     --           4,416
   Proceeds from issuance of stock                               1,501              47
                                                          ------------    ------------
     Net cash provided by (used in) financing activities         1,343          (2,841)
                                                          ------------    ------------
Increase (decrease) in cash                                        619            (115)
Cash at beginning of period                                         94             215
                                                          ------------    ------------
Cash at end of period                                     $        713    $        100
                                                          ============    ============

Supplemental disclosure
   Interest paid                                          $        501    $        594
Non-cash investing and financing activities:
   Gain on interest rate swap                                       --              27
   Long-term debt incurred for purchase of
    property and equipment                                          94             465

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               (Unaudited, for the six months ended June 30, 2006)


                                                                                             Common
                                         Common Stock          Additional                     Stock          Total
(Amounts in thousands,             -------------------------    Paid-In     Accumulated      Held In     Stockholder's
except for share amounts)             Shares        Amount      Capital       Deficit       Treasury        Equity
--------------------------------   ------------   ----------   ----------   -----------    ----------    -------------
Balance at December 31, 2005         45,813,916   $       46   $   82,180   $   (33,211)   $   (1,862)   $      47,153

Net income                                   --           --           --         2,503            --            2,503
Issuance of Common Stock for
   cash and services                     31,123           --           65            --            --               65
Issuance of Common Stock upon
   exercise of Warrants and
   options                              925,461            1        1,457            --            --            1,458
Share based compensation                     --           --           85            --            --               85
                                   ------------   ----------   ----------   -----------    ----------    -------------
Balance at June 30, 2006             46,770,500   $       47   $   83,787   $   (30,708)   $   (1,862)   $      51,264
                                   ============   ==========   ==========   ===========    ==========    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes." FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the potential impact of FIN 48 on our financial statements.

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

As of June 30, 2006, we had 3,114,250 employee stock options outstanding, which included 2,136,250 that were outstanding and fully vested at December 31, 2005, 878,000 employee stock options approved and granted on March 2, 2006, and 100,000 employee stock options approved and granted on May 15, 2006. The employee stock options outstanding at December 31, 2005 are ten year options, issuable at exercise prices from $1.25 to $3.00 per share, and expiration dates from April 8, 2007 to February 27, 2013. The employee stock option grants in March and May 2006 are six year options with a three year vesting period, with exercise prices from $1.85 to $1.86 per share. Additionally, we had 434,000 director stock options outstanding, of which 72,000 became fully vested in January 2006.

Pursuant to the adoption of SFAS 123R, during the three-month period ended March 31, 2006, we recorded stock-based compensation expense for the director stock options granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes. This resulted in an expense of approximately $11,000. For the stock option grants on March 2, 2006 and May 15, 2006, we have estimated compensation expense based on the fair value at grant date using the Black-Scholes valuation model, and will recognize compensation expense using a straight-line amortization method over the three year vesting period. As SFAS 123R requires that stock-based compensation expense be based on options that are ultimately expected to vest, stock-based compensation for the three and six month period ended June 30, 2006 has been reduced for estimated forfeitures at a rate of 5.7%. When estimating forfeitures, we consider trends of actual option forfeitures. For the three and six months ended June 30, 2006, we recorded approximately $56,000 and $74,000 in employee compensation expense from the 2006 grants, respectively, which included with the director compensation expense, impacted our results of operations by $56,000 and $85,000, for stock-based compensation expense for the three and six month periods ended June 30, 2006, respectively.

We calculated a fair value of $0.868 for each March 2, 2006 option grant on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield; an expected life of four years; expected volatility of 54.0%; and a risk free interest rate of 4.70%. We calculated a fair value of $0.877 for the May 15, 2006 option grant on the date of grant with the following assumptions: no dividend yield; an expected life of four years; an expected volatility of 54.6%; and a risk-free interest rate of 5.03%. No options were granted in the corresponding periods of 2005.

Our computations of expected volatility for 2006 are based on historical volatility from our traded common stock, as was the computation of expected volatility on grants prior to 2006. Due to our change in the contractual term and vesting period, we utilized the simplified method, defined in the Securities and Exchange Commission's Staff Accounting Bulletin No. 107, to calculate the expected term for our 2006 grants. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Prior to the adoption of SFAS 123R, we furnished the pro forma disclosures required under SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosures." Employee stock-based compensation expense recognized under SFAS 123R was not reflected in our results of operations for the three and six month periods ended June 30, 2005 for employee stock option grants as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Previously reported amounts have not been restated.

Under the accounting provisions of SFAS 123, our net income and net income per share, for the three and six months ended June 30, 2005 would have been decreased to the pro forma amounts indicated below (in thousands except for per share amounts):

                                                                         Three Months       Six Months
                                                                             Ended            Ended
(Unaudited)                                                              June 30, 2005    June 30, 2005
----------------------------------------------------------------------   -------------    -------------
Net income from continuing operations applicable to Common
    Stock, as reported                                                   $       1,418    $       1,496
Deduct:  Total Stock-based employee compensation expense
    determined under fair value based method for all awards, net of
    related tax effects                                                            (74)            (165)
                                                                         -------------    -------------
Pro forma net income from continuing operations applicable to
    Common Stock                                                         $       1,344    $       1,331
                                                                         =============    =============
Income per share
   Basic and diluted - as reported                                       $         .03    $         .03
                                                                         =============    =============
   Basic and diluted - pro-forma                                         $         .03    $         .03
                                                                         =============    =============

2.   EARNINGS PER SHARE
     ------------------

Basic EPS is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS includes the dilutive effect of potential common shares.

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three and six months ended June 30, 2006 and 2005:

                                                                   Three Months Ended          Six Months Ended
                                                                        June 30,                    June 30,
                                                                 -----------------------    -----------------------
(Amounts in thousands except per share amounts)                     2006         2005          2006         2005
--------------------------------------------------------------   ----------   ----------    ----------   ----------
Earnings per share from continuing operations
---------------------------------------------
Income from continuing operations                                $      779   $    1,448    $    1,907   $    1,557
Preferred stock dividends                                                --          (30)           --          (61)
                                                                 ----------   ----------    ----------   ----------
Income from continuing operations applicable to Common Stock            779        1,418         1,907        1,496
Effect of dilutive securities:
Preferred Stock dividends                                                --           30            --           61
                                                                 ----------   ----------    ----------   ----------
Income- diluted                                                  $      779   $    1,448    $    1,907   $    1,557
                                                                 ==========   ==========    ==========   ==========
Basic income per share                                           $      .02   $      .03    $      .04   $      .04
                                                                 ==========   ==========    ==========   ==========
Diluted income per share                                         $      .02   $      .03    $      .04   $      .04
                                                                 ==========   ==========    ==========   ==========
Earnings per share from discontinued operations
-----------------------------------------------
Income (loss) - basic and diluted                                $    1,046   $     (183)   $      596   $     (429)
                                                                 ==========   ==========    ==========   ==========
Basic income (loss) per share                                    $      .02   $       --    $      .01   $     (.01)
                                                                 ==========   ==========    ==========   ==========
Diluted income (loss) per share                                  $      .02   $       --    $      .01   $     (.01)
                                                                 ==========   ==========    ==========   ==========
Weighted average shares outstanding - basic                          45,117       41,805        44,975       41,792
Potential shares exercisable under stock option plans                   284          239           184          244
Potential shares upon exercise of Warrants                              979          765           646          805
Potential shares upon conversion of Preferred Stock                      --        1,667            --        1,667
                                                                 ----------   ----------    ----------   ----------
Weighted average shares outstanding - diluted                        46,380       44,476        45,805       44,508
                                                                 ==========   ==========    ==========   ==========

Potential shares excluded from above weighted average
 share calculations due to their anti-dilutive effect include:
Upon exercise of options                                              1,293        1,339         1,293        1,339
Upon exercise of Warrants                                             1,776        1,776         1,776        1,776

3.   LONG TERM DEBT
     --------------

Long-term debt consists of the following at June 30, 2006, and December 31, 2005:

                                                                                     June 30,     December 31,
(Amounts in Thousands)                                                                 2006           2005
-----------------------------------------------------------------------------      ------------   ------------
                                                                                   (Unaudited)
Revolving  Credit  facility  dated December 22, 2000,  borrowings  based upon
   eligible   accounts   receivable,   subject  to  monthly   borrowing  base
   calculation,  variable  interest paid monthly at prime rate plus 1/2% (8.75%
   at June 30, 2006), balance due in May 2008.                                     $      3,744   $      2,447

Term Loan dated December 22, 2000, payable in equal monthly installments of principal of $83, balance due in May 2008, variable interest paid monthly
   at prime rate plus 1% (9.25% at June 30, 2006).                                        6,000          6,500

Promissory  Note dated June 25, 2001,  payable in semiannual  installments on
   June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable law rate determined under the IRS Code Section
   (10.0% on June 30, 2006) and is payable in one lump sum at the end of
   installment period.                                                                    1,834          2,234

Installment   Agreement   dated  June  25,   2001,   payable  in   semiannual
   installments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable law rate determined under the IRS Code
   Section (10.0% on June 30, 2006) and is payable in one lump sum
   at the end of installment period.                                                        453            553

Various capital lease and promissory note obligations,  payable 2006 to 2010,
   interest at rates ranging from 5.0% to 15.7%.                                          1,282          1,641
                                                                                   ------------   ------------
                                                                                         13,313         13,375
  Less current portion of long-term debt                                                  2,497          2,678
                                                                                   ------------   ------------
                                                                                   $     10,816   $     10,697
                                                                                   ============   ============

REVOLVING CREDIT AND TERM LOAN AGREEMENT

On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank, as amended. The Agreement provides for a term loan ("Term Loan") in the amount of $7,000,000, which requires monthly installments of $83,000 with the remaining unpaid principal balance due on May 31, 2008. The Agreement also provides for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary. As of June 30, 2006, the excess availability under our Revolving Credit was $9,380,000 based on our eligible receivables.

Pursuant to the Agreement, as amended, the Term Loan bears interest at a floating rate equal to the prime rate plus 1%, and the Revolving Credit at a floating rate equal to the prime rate plus 1/2%. The loans are subject to a prepayment fee of 1% until March 25, 2006, and 1/2% until March 25, 2007.

PROMISSORY NOTE

In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation ("PDC"), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2006 will be approximately $400,000 semiannually. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended (10% on June 30, 2006) and payable in one lump sum at the end of the loan period. On June 30, 2006, the outstanding balance was $3,412,000 including accrued interest of approximately $1,578,000. Pursuant to the agreement the accrued interest is to be paid at the end of the term, and as such, is recorded as a long-term liability. PDC has directed M&EC to make all payments under the promissory note directly to the Internal Revenue Service ("IRS") to be applied to PDC's obligations under its installment agreement with the IRS.

INSTALLMENT AGREEMENT

Additionally, M&EC entered into an installment agreement with the IRS for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2006 will be approximately $100,000 semiannually. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On June 30, 2006, the rate was 10%. On June 30, 2006, the outstanding balance was $833,000 including accrued interest of approximately $380,000. The accrued interest is to be paid at the end of the term, and as such, is recorded as a long-term liability, pursuant to the terms of the agreement.

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

LEGAL

In the normal course of conducting our business, we are involved in various litigations. There has been no material change in legal proceedings from those disclosed previously in the Company's Form 10-K for the year ended December 31, 2005, and our Form 10-Q for the period ended March 31, 2006, except as follows:

We have previously disclosed that the U.S. Environmental Protection Agency ("EPA") had issued to Perma-Fix of Dayton, Inc, ("PFD"), one of our subsidiaries, a Finding of Violation and a Notice of Violation alleging that PFD was a "major source" of potential hazardous air pollutants, and, as a major source, PFD operated its facility without having obtained a Title V air permit, was in violation of the Clean Air Act (the "Act") and was subject to penalties as a result thereof. In addition, we previously reported that in December, 2004, PFD was sued under the citizen's suit provisions of the Act in the United States District Court for the Southern District of Ohio, in a case styled Fisher v. Perma-Fix of Dayton, Inc. (the "Citizen's Suit"). The Citizen's Suit alleges violation by PFD of a number of state and federal clean air requirements in connection with the operation of PFD's facility and seeks injunctive relief, civil penalties, attorney fees and costs and other forms of relief. We further previously reported that EPA has referred enforcement of the Notice of Violation to the U.S. Department of Justice ("DOJ") for enforcement. On or about May 19, 2006, the DOJ, on behalf of the EPA, filed a Motion for Leave to Intervene as a plaintiff in the Citizen's Suit, which motion was granted on May 22, 2006. The government's intervention is seeking injunctive relief and civil penalties against PFD for, among other things, alleged violations which parallel certain claims asserted in the Citizen's Suit relating to alleged violations of the Act, failure of PFD to operate its facility without a Title V air permit, and installing new and/or modifying certain portions of the facility without proper permits. The complaint filed by the DOJ alleges that PFD could be liable for penalties for each alleged violation up to $27,500 to $32,500 per day, depending on the violation. As previously reported, we and PFD have been attempting to negotiate a resolution of the above referenced matters with the EPA/DOJ and the citizens group. We have been advised by the DOJ that the DOJ does not believe that the federal government's intervention in the Citizen's Suit should result in the parties not continuing their negotiations in an attempt to settle all issues. As a result, we and PFD intend to continue our negotiations with the government and the citizens group in an attempt to resolve these matters, but at this time we cannot determine the outcome.

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

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that in the event of closure our permitted facilities will be closed in accordance with the regulations. The policy provides $35 million of financial assurance coverage of which the coverage amount totals $28,766,000 at June 30, 2006, and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy required an upfront payment of $4.0 million, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account. In February 2006, we paid our third of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of June 30, 2006, we have recorded $4,419,000 in our sinking fund on the balance sheet, which includes interest earned of $212,000 on the sinking fund as of June 30, 2006. Interest income for the three and six months ended June 30, 2006, was $58,000 and 89,000 respectively.

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

PFP recognized a loss of $4,000 for the three months ended June 30, 2006, as compared to an operating loss of $61,000 and revenues of $216,000 during the three months ended June 30, 2005. PFP recorded a loss of $346,000 for the six months ended June 30, 2006, and revenue of $393,000 and an operating loss of $140,000 for the six months ended June 30, 2005. The loss in 2006, was partially due to early termination costs of $200,000 associated with our early termination of our leased property. The assets and liabilities related to PFP have been reclassified into separate categories in the Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005. The assets are recorded at their net realizable value, and consist of equipment of $116,000. PFP has no liabilities on the books as of June 30, 2006.

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

PFMI recorded a gain of $1,050,000 for the three months ended June 30, 2006, and a loss of $122,000 for the three months ended June 30, 2005. PFMI recognized a gain of $942,000 for the six months ended June 30, 2006 and a loss of $289,000 for the same period in 2005. Our gain for the three and six months in 2006 was a result of a reduction of $1,181,000 in our environmental accrual due to our re-evaluation of the accrual we have recorded for the closure and remediation activities we are performing. During the last half of 2005 we settled the three insurance claims we submitted relative to the two fires at PFMI, a property claim for the first fire and a property claim and business interruption claim for the second fire. During 2004, we recorded a receivable of $1,585,000 based on negotiations with the insurance carrier on the business interruption claim. The income from recording this receivable was recorded as a reduction of "loss from discontinued operations" and reduced the operating losses for 2004. During 2005, we received insurance proceeds and claim settlements of $3,253,000 for settlement of all three claims. Of these proceeds, $1,476,000 was recorded as income from discontinued operations during the third quarter of 2005, which is net of $192,000 paid for public adjustor fees.

Assets and liabilities related to the discontinued operation have been reclassified to separate categories in the Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005. As of June 30, 2006, assets are recorded at their estimated net realizable values, and consist of property and equipment of $600,000. Liabilities as of June 30, 2006, consist of accounts payable and current accrued expenses of $65,000, environmental accruals of $664,000, and a pension payable of $1,510,000. The pension plan withdrawal liability is a result of the termination of the union employees of PFMI. The former PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period. This obligation is recorded as a long-term liability, with a current portion of $76,000 that we expect to pay over the next year.

As a result of the discontinuation of operations at the PFMI facility, we are required to complete certain closure and remediation activities pursuant to our RCRA permit. Also, in order to close and dispose of the facility, we may have to complete certain additional remediation activities related to the land, building, and equipment. The level and cost of the clean-up and remediation will be determined by state mandated requirements, the extent to which, are not known at this time. Also, impacting this estimate is the level of contamination discovered, as we begin remediation, and the related clean-up standards which must be met in order to dispose of or sell the facility. We engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we originally estimated the cost of this environmental closure and remediation liability to be $2,464,000. During 2006 we re-evaluated our estimated environmental accrual and the required activities to close and remediate the facility, and during the quarter ended June 30, 2006, we began implementing a modified methodology to remediate the facility. As a result of the reevaluation and the change in methodology we reduced the accrual by $1,181,000. We have spent approximately $619,000 for closure costs since September 30, 2004, of which approximately $64,000 has been spent during the first half of 2006, and $439,000 was spent in 2005. We have $664,000 accrued for the closure, as of June 30, 2006, and we anticipate spending $129,000 in 2006 with the remainder over the next two to five years.

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

The table below presents certain financial information in thousands by business segment as of and for the three and six months ended June 30, 2006 and 2005.

SEGMENT REPORTING FOR THE QUARTER ENDED JUNE 30, 2006

                                                                                       Segments                        Consolidated
                                      Industrial       Nuclear         Engineering      Total       Corporate (2)          Total
                                     ------------    ------------     ------------   ------------   -------------      -------------
Revenue from external customers      $      9,474    $     13,106(3)  $        934   $     23,514   $          --      $      23,514
Inter-company revenues                        483             596              130          1,209              --              1,209
Gross profit                                2,219           5,714              219          8,152              --              8,152
Interest income                                 4              --               --              4              58                 62
Interest expense                               (3)            123               --            120             266                386
Interest expense-financing fees                --              --               --             --              48                 48
Depreciation and amortization                 463             735               10          1,208              12              1,220
Segment profit (loss)                      (1,118)          3,581               60          2,523          (1,637)               886
Segment assets(1)                          23,474          64,593            2,483         90,550           8,994(4)          99,544
Expenditures for segment assets               345             954               26          1,325              12              1,337
Total long-term debt                          988           2,562               19          3,569           9,744(5)          13,313

SEGMENT REPORTING FOR THE QUARTER ENDED JUNE 30, 2005

                                                                                       Segments                         Consolidated
                                      Industrial        Nuclear        Engineering      Total       Corporate (2)          Total
                                     ------------    ------------     ------------   ------------   -------------      -------------
Revenue from external customers      $     10,638    $     13,807(3)  $        699   $     25,144   $          --      $      25,144
Intercompany revenues                         540             694              107          1,341              --              1,341
Gross profit                                  970           6,242              142          7,354              --              7,354
Interest income                                 1              --               --              1              --                  1
Interest expense                              157             173                4            334              47                381
Interest expense-financing fees                --              --               --             --             110                110
Depreciation and amortization                 462             693               10          1,165              11              1,176
Segment profit (loss)                        (942)          4,056               42          3,156          (1,638)             1,518
Segment assets(1)                          24,535          61,230            2,218         87,983           8,967(4)          96,950
Expenditures for segment assets               217             574                3            794              18                812
Total long-term debt                        1,476           3,867               27          5,370          11,162(5)          16,532

SEGMENT REPORTING FOR THE SIX MONTHS ENDED JUNE 30, 2006

                                                                                       Segments                         Consolidated
                                      Industrial        Nuclear        Engineering      Total       Corporate (2)          Total
                                     ------------    ------------     ------------   ------------   -------------      -------------
Revenue from external customers      $     17,696    $     25,264(3)  $      1,672   $     44,632   $          --      $      44,632
Intercompany revenues                         874           1,269              240          2,383              --              2,383
Gross profit                                3,996          10,535              451         14,982              --             14,982
Interest income                                 6              --               --              6              89                 95
Interest expense                               24             235                1            260             483                743
Interest expense-financing fees                 1              --               --              1              96                 97
Depreciation and amortization                 904           1,467               20          2,391              23              2,414
Segment profit (loss)                      (1,207)          6,321              151          5,265          (3,179)             2,086
Segment assets(1)                          23,474          64,593            2,483         90,550           8,994(4)          99,544
Expenditures for segment assets               539           1,218               51          1,808              25              1,833
Total long-term debt                          988           2,562               19          3,569           9,744(5)          13,313

SEGMENT REPORTING FOR THE SIX MONTHS ENDED JUNE 30, 2005

                                                                                       Segments                         Consolidated
                                      Industrial        Nuclear        Engineering      Total       Corporate (2)         Total
                                     ------------    ------------     ------------   ------------   -------------      -------------
Revenue from external customers      $     20,409    $     24,703(3)  $      1,462   $     46,574   $          --      $      46,574
Intercompany revenues                       1,082           1,440              222          2,744              --              2,744
Gross profit                                2,806           9,787              298         12,891              --             12,891
Interest income                                 2              --               --              2              --                  2
Interest expense                              364             347                6            717              76                793
Interest expense-financing fees                --               1               --              1             220                221
Depreciation and amortization                 933           1,389               20          2,342              21              2,363
Segment profit (loss)                      (1,108)          5,900               73          4,865          (3,025)             1,840
Segment assets(1)                          24,535          61,230            2,218         87,983           8,967(4)          96,950
Expenditures for segment assets               660             874               10          1,544              24              1,568
Total long-term debt                        1,476           3,867               27          5,370          11,162(5)          16,532

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2) Amounts reflect the activity for corporate headquarters not included in the segment information.

(3) The consolidated revenues within the Nuclear segment include the LATA/Parallax revenues for the three and six months ended June 30, 2006, which total $4,214,000 or 17.9% and $4,401,000 or 9.9%of total revenues, respectively. No revenues from LATA/Parallax were recorded in 2005. Consolidated revenues within the Nuclear segment also include Bechtel Jacobs revenues of $1,250,000 or 5.3% and $3,263,000 or 7.3% for the three and six months ended June 30, 2006, respectively. Bechtel Jacobs revenues for the same periods in 2005 were $4,761,000 or 19.0% and $6,407,000 or 13.7%.

(4) Amount includes assets from Perma-Fix of Michigan, Inc., and Perma-Fix of Pittsburgh, Inc. two discontinued operations from the Industrial segment, of approximately $716,000 and $1,309,000 as of June 30, 2006 and 2005,
     respectively.

(5) Includes the balance outstanding from our revolving line of credit and term loan, which is utilized by all of our segments.

7.   CAPITAL STOCK AND SUBSEQUENT EVENTS
     -----------------------------------
During the six months ended June 30, 2006, we issued 673,461 shares of our Common Stock upon exercise of certain warrants, at exercise prices from $1.44 to $1.75 per share, of which 57,774 were issued on a cashless basis. Additionally, we issued 252,000 shares of our Common Stock upon exercises of employee stock options, at exercise prices from $1.00 to $1.75 per share. Total proceeds received during the six months for the warrant and option exercises were $1,458,000. Subsequent to June 30, 2006, we have processed exercises of warrants for the purchase of 5,999,829 shares of Common Stock at exercise prices of $1.44 to $1.75 per share and options for the purchase of 70,000 shares of Common Stock at an exercise price of $1.75 per share, which resulted in total proceeds of $10,387,000. Year to date we have processed warrants and options to issue 6,995,290 shares of Common Stock, and received proceeds of $11,845,000 for those exercises.

On July 28, 2006, our Board of Directors has authorized a common stock repurchase program to purchase up to $2,000,000 of our Common Stock, through open market and privately negotiated transactions, with the timing, the amount of repurchase transactions and the prices paid under the program as deemed appropriate by management and dependent on market conditions and corporate and regulatory considerations. We plan to fund any repurchases under this program through our internal cash flow and/or borrowings under our line of credit.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 PART I, ITEM 2

FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things,

       o   improve our operations and liquidity;
       o   anticipated improvement in the financial performance of the Company;
       o ability to comply with the Company's general working capital requirements;
       o ability to be able to continue to borrow under the Company's revolving line of credit;
       o ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and the Company's facilities in Memphis, Tennessee; Detroit, Michigan; Valdosta, Georgia; and Tulsa, Oklahoma;
       o ability to remediate certain contaminated sites for projected amounts;
       o   ability to fund budgeted capital expenditures during 2006;
       o expanding within the mixed waste market, as well as more complex waste streams;
       o   growth of our Nuclear segment;
       o ability to close and remediate the Michigan facility for the estimated amounts; and
       o no expectation to close any facilities, other than the Michigan and Pittsburgh facilities.

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

The second quarter of 2006 reflected a revenue decrease of $1,630,000 or 6.5% from the same period of 2005. The Industrial segment experienced a decrease of 10.9% due to the loss of the home improvement chain contract, in November 2005, and the expiration of a government contract in the spring of 2005. The Nuclear segment also experienced a 5.1% decrease due to an unusually strong second quarter of 2005 and the results of our efforts to streamline the receipt of waste. The second quarter 2006 gross profit increased by $798,000 or 10.9% from the same period of 2005. Gross profit as a percentage of revenue increased from 29.2% to 34.7%. The improvement in gross profit was due primarily to the improvement in the Industrial segment resulting from the streamlining of operations and elimination of last year's adverse affect of oil contamination to one of our waste streams. The Nuclear segment gross profit fell 8.5% reflecting an unusually strong second quarter in 2005 and our efforts to receive shipments more evenly throughout 2006. In both segments we continue to pursue beneficial contracts and revenues, as well as, evaluating additional cost savings. During the second quarter, SG&A was unusually high, due to an adjustment to accruals for environmental liabilities and other items. We continue to pursue growth within the Nuclear segment by, among other things, expansion within the mixed waste market, as well as more complex waste streams. This growth is demonstrated by the contract our Nuclear segment received for $9.4 million during the first quarter of 2006 for new mixed waste streams not previously handled by our Nuclear segment, which such contract is scheduled to continue through September 2007. We recognized approximately $668,000 in revenue from this contract during the quarter ended June 2006. Our interest expense continues to decrease as our operations and cash flow improve and we are able to reduce our long term debt. Cash flow was further improved by the proceeds from the issuance of 867,687 shares of stock related to the exercise of warrants and options. Overall net income available to common shareholders was $1,825,000 for the three months ended June 30, 2006, compared to $1,235,000 from the same period of 2005 or an increase of 47.8%. Our net income available to common shareholders for the three months ended June 30, 2006, included a gain from discontinued operations resulting from an adjustment to the environmental reserve for the closed facility in Detroit.

RESULTS OF OPERATIONS

The reporting of financial results and pertinent discussions are tailored to three reportable segments: Industrial, Nuclear and Engineering. The table below should be used when reviewing management's discussion and analysis for the three and six months ended June 30, 2006 and 2005:

                                                        Three Months Ended                           Six Months Ended
                                                             June 30,                                    June 30,
                                             -----------------------------------------   -----------------------------------------
Consolidated (amounts in thousands)            2006        %         2005        %         2006        %         2005         %
------------------------------------------   --------   --------   --------   --------   --------   --------   --------   --------
Net revenues                                 $ 23,514      100.0   $ 25,144      100.0   $ 44,632      100.0   $ 46,574      100.0
Cost of goods sold                             15,362       65.3     17,790       70.8     29,650       66.4     33,683       72.3
                                             --------   --------   --------   --------   --------   --------   --------   --------
  Gross profit                                  8,152       34.7      7,354       29.2     14,982       33.6     12,891       27.7
Selling, general and administrative             6,792       28.9      5,677       22.6     12,033       27.0     10,342       22.2
Loss (gain) on disposal of property &
 equipment                                         (2)        --       (337)      (1.3)         1         --       (337)       (.7)
                                             --------   --------   --------   --------   --------   --------   --------   --------
  Income from operations                     $  1,362        5.8   $  2,014        7.9   $  2,948        6.6   $  2,886        6.2
                                             ========   ========   ========   ========   ========   ========   ========   ========
Interest expense                             $   (386)      (1.6)  $   (381)      (1.5)  $   (743)      (1.7)  $   (793)      (1.7)
Interest expense-financing fees                   (48)       (.2)      (110)       (.4)       (97)       (.2)      (221)       (.5)
Other income (expense)                           (104)       (.4)        (6)        --       (117)       (.3)       (34)       (.1)
Income from continuing operations                 779        3.3      1,448        5.7      1,907        4.3      1,557        3.3
Preferred Stock dividends                          --         --        (30)       (.1)        --         --        (61)       (.1)

SUMMARY - THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Net Revenue

Consolidated revenues decreased for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, as follows:

                                                %                    %                      %
(In thousands)                     2006      Revenue     2005      Revenue    Change     Change
------------------------------   --------   --------   --------   --------   --------   --------
Nuclear
-------
  Government waste               $  3,288       14.0   $  3,285       13.1   $      3         .1
  Hazardous/Non-hazardous             909        3.9      1,234        4.9       (325)     (26.3)
  Other nuclear waste               3,445       14.6      4,527       17.9     (1,082)     (23.9)
  LATA/Parallax                     4,214       17.9         --         --      4,214         --
  Bechtel Jacobs                    1,250        5.3      4,761       19.0     (3,511)     (73.7)
                                 --------   --------   --------   --------   --------
     Total                         13,106       55.7     13,807       54.9       (701)      (5.1)

Industrial Revenues
-------------------
  Commercial waste                  6,937       29.5      7,839       31.1       (902)     (11.5)
  Government services               1,140        4.9      1,477        5.9       (337)     (22.8)
  Oil sales                         1,397        5.9      1,322        5.3         75       5.7
                                 --------   --------   --------   --------   --------
     Total                          9,474       40.3     10,638       42.3     (1,164)     (10.9)

Engineering                           934        4.0        699        2.8        235       33.6
-----------                      --------   --------   --------   --------   --------
     Total                       $ 23,514      100.0   $ 25,144      100.0   $ (1,630)      (6.5)
                                 ========   ========   ========   ========   ========

The Nuclear segment experienced a slight decline in revenue for the three months ended June 30, 2006 over the same period in 2005, which was principally offset by an increase in the revenues from the government and its contractors. We have earned significant revenues from numerous work releases received from LATA/Parallax during the quarter as a result of their assumption of certain federal projects previously managed by Bechtel Jacobs, and from the contract we received for $9,400,000 during the first quarter of 2006. Revenues from the contract contributed approximately $668,000 of the LATA/Parallax revenues for the quarter. Our revenues from Bechtel Jacobs have been greatly reduced due to their project at Oak Ridge, Tennessee nearing its conclusion. The Nuclear segment experienced a decrease in their hazardous and non-hazardous revenues due to the completion in 2005 of a special event soil project performed for existing industrial customers. The segment also experienced a slight decrease in other nuclear waste revenues as a result of the completion of a contract with a Fortune 500 company during 2005. See "Known Trends and Uncertainties - Significant Customers" later in this Managements' Discussion and Analysis for further discussion on our revenues and contracts with the government and their contractors. The backlog of stored waste at June 30, 2006, was $11,558,000 compared to $16,374,000 at December 31, 2005. This decrease reflects our improved efforts to process and dispose of waste streams, including the increased waste receipts received during the last quarter of 2005. We expect backlog levels to continue to fluctuate within acceptable levels throughout 2006, subject to the complexity of the waste streams and timing of receipts and processing of materials. This level of backlog material continues to position the Nuclear segment well, from a processing revenue perspective, as it provides for continued and more consistent processing during slower seasons. The Industrial segment experienced a decrease in revenues for the quarter partially as a result of the loss of our contract with a national home improvement chain in November 2005. The segment could see continued reduction in revenue in 2006 as the segment works to replace the loss of the retail customer with other sources of revenue. The Industrial segment also saw a decrease in revenue from government services due to the expiration of one of our government contracts, in the spring of 2005, and the rebid and subsequent lower revenues related to another government contract. Used oil sales for the Industrial segment have increased due to the segment's focus on improving sales in that area, as well as the rising oil prices and heightened demand for used oils. Revenues from the Engineering segment increased during the second quarter of 2006, as a result of an event project that was started during the first quarter of 2006.

Consolidated revenues decreased for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, as follows:

                                                %                    %                      %
(In thousands)                     2006      Revenue     2005      Revenue    Change     Change
------------------------------   --------   --------   --------   --------   --------   --------
Nuclear
-------
  Government waste               $  8,106       18.2   $  8,451       18.2   $   (345)      (4.0)
  Hazardous/Non-hazardous           1,709        3.8      2,785        6.0     (1,076)     (38.6)
  Other nuclear waste               7,785       17.4      7,060       15.2        725       10.2
  LATA/Parallax                     4,401        9.9         --         --      4,401         --
  Bechtel Jacobs                    3,263        7.3      6,407       13.7     (3,144)     (49.0)
                                 --------   --------   --------   --------   --------
     Total                         25,264       56.6     24,703       53.1        561        2.2

Industrial Revenues
-------------------
  Commercial waste                 13,101       29.4     15,710       33.7     (2,609)     (16.6)
  Government services               2,167        4.9      2,797        6.0       (630)     (22.5)
  Oil sales                         2,428        5.4      1,902        4.1        526       27.6
                                 --------   --------   --------   --------   --------
     Total                         17,696       39.7     20,409       43.8     (2,713)     (13.2)

Engineering                         1,672        3.7      1,462        3.1        210       14.3
-----------                      --------   --------   --------   --------   --------
     Total                       $ 44,632      100.0   $ 46,574      100.0   $ (1,942)      (4.1)
                                 ========   ========   ========   ========   ========

The Nuclear segment realized revenue growth for the six months ended June 30, 2006 over the same period in 2005. The increase is principally due to the segment's continued expansion within the mixed waste market, which includes an increase in receipts of higher activity waste liquids, a more complex and difficult waste stream that requires greater technical expertise. We saw significant revenues from LATA/Parallax as a result of their assumption of certain federal projects previously managed by Bechtel Jacobs, as well as, revenue from the new contract we entered into with LATA/Parallax during the first quarter of 2006. Revenues from the contract contributed approximately $668,000 of the LATA/Parallax revenues for the six months. Our revenues from Bechtel Jacobs decreased due to their nearing completion of the project at Oak Ridge, as discussed above. We continue our efforts to process the backlog of their waste, and assist them in completing their milestones. The Nuclear segment experienced a decrease in their hazardous and non-hazardous revenues due to the completion in 2005 of a special event soil project performed for existing industrial customers. The segment additionally experienced a slight decrease in government waste revenues, as they focused on other projects. The Industrial segment experienced a decrease in revenues for the six months partially as a result of the loss of our contract with a national home improvement chain in November 2005. The segment could see continued reduction in revenue in 2006 as the segment works to replace the loss of the retail customer with other sources of revenue. The Industrial segment also saw a decrease in revenue from government services due to the expiration of one of our government contracts, in the spring of 2005, and the rebid and subsequent lower revenues related to another government contract. Used oil sales for the Industrial segment have increased due to the segment's focus on improving sales in that area, as well as the rising oil prices and heightened demand for used oils. The Engineering segment experienced an increase in revenue during the first six months of 2006, as a result of an event project that was started during the first quarter of 2006.

Cost of Goods Sold

Cost of goods sold decreased for the quarter ended June 30, 2006, compared to the quarter ended June 30, 2005, as follows:

                                %                     %
(In thousands)      2006     Revenue      2005     Revenue     Change
---------------   --------   --------   --------   --------   --------
Nuclear           $  7,392       56.4   $  7,565       54.8   $   (173)
Industrial           7,255       76.6      9,668       90.9     (2,413)
Engineering            715       76.5        557       79.6        158
                  --------   --------   --------   --------   --------
      Total       $ 15,362       65.3   $ 17,790       70.8   $ (2,428)
                  ========   ========   ========   ========   ========

We saw a decrease in cost of goods sold in the Nuclear and Industrial segments, as we continue to focus streamlining our costs. The Nuclear segment showed a slight decrease in cost of goods sold as a result of the reduced revenues during the quarter, however due to the mix of the waste streams treated and the startup of the process with LATA/Parallax we experienced slightly higher cost percentages during the three months. The decrease in the Industrial segment is partially a result of the decrease in revenue, but is also reflective of various changes made during the quarter to streamline operations to operate more regionally, thus cutting transportation costs and other related expenses. The decrease also reflects the elimination of last year's adverse affect of oil contamination to one of our waste streams, as well as specific efforts to reduce costs within the segment and focus on more profitable waste streams. The Engineering segment saw an increase in their cost of goods sold as a result of their increased revenues for the quarter, and lower direct costs from reduced staffing levels. Included within cost of goods sold is depreciation and amortization expense of $1,136,000 and $1,090,000 for the three months ended June 30, 2006, and 2005, respectively.

Cost of goods sold decreased for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, as follows:

                                %                     %
(In thousands)      2006     Revenue      2005     Revenue     Change
---------------   --------   --------   --------   --------   --------
Nuclear           $ 14,729       58.3   $ 14,916       60.4   $   (187)
Industrial          13,700       77.4     17,603       86.3     (3,903)
Engineering          1,221       73.0      1,164       79.6         57
                  --------   --------   --------   --------   --------
      Total       $ 29,650       66.4   $ 33,683       72.3   $ (4,033)
                  ========   ========   ========   ========   ========

We saw a decrease in cost of goods sold within both the Nuclear and Industrial segments, as we focus to streamline costs. The Nuclear segment showed a slight decrease in cost of goods sold despite the segment's increased revenue. This is a result of the segment undertaking waste streams that are more complex in nature and have higher radioactivity levels which contain greater processing risk and the potential for higher margins. This reduction is evidence of the segment's success in its efforts to process these more complex waste streams. The decrease in the Industrial segment is partially a result of the decrease in revenue, but is also reflective of various changes made during the six months to streamline operations to operate more regionally, thus cutting transportation costs and other related expenses. The decrease also reflects the elimination of last year's adverse affect of oil contamination to one of our waste streams, as well as specific efforts to reduce costs within the segment and focus on more profitable waste streams. The Engineering segment saw an increase in their cost of goods sold as a result of their improved revenues for the six months. Included within cost of goods sold is depreciation and amortization expense of $2,245,000 and $2,186,000 for the six months ended June 30, 2006, and 2005, respectively.

Gross Profit

Gross profit for the quarter ended June 30, 2006, increased over 2005, as follows:

                                %                     %
(In thousands)      2006     Revenue      2005     Revenue     Change
---------------   --------   --------   --------   --------   --------
Nuclear           $  5,714       43.6   $  6,242       45.2   $   (528)
Industrial           2,219       23.4        970        9.1      1,249
Engineering            219       23.5        142       20.4         77
                  --------   --------   --------   --------   --------
      Total       $  8,152       34.7   $  7,354       29.2   $    798
                  ========   ========   ========   ========   ========

The Nuclear segment saw a decrease in the gross profit primarily as a result of the reduced revenue for the quarter as compared to 2005. Additionally, the gross profit as a percentage of revenue decreased slightly, due to mix of the waste streams being handled, as well as additional costs associated with the start up of our project with LATA/Parallax. The Industrial segment saw a significant increase in gross profit as a result of the segments focus on more profitable waste streams, cutting costs and streamlining the processes and the elimination of last year's adverse affect of oil contamination to one of our waste streams. This was also reflected in the increase in the gross profit percentage. The Engineering segment gross profit increased slightly, as did their gross profit percentage, due to their increased sales and their reduction of fixed payroll costs from the lower staffing levels discussed above.

Gross profit for the six months ended June 30, 2006, increased over 2005, as follows:

                                %                     %
(In thousands)      2006     Revenue      2005     Revenue     Change
---------------   --------   --------   --------   --------   --------
Nuclear           $ 10,535       41.7   $  9,787       39.6   $    748
Industrial           3,996       22.6      2,806       13.7      1,190
Engineering            451       27.0        298       20.4        153
                  --------   --------   --------   --------   --------
      Total       $ 14,982       33.6   $ 12,891       27.7   $  2,091
                  ========   ========   ========   ========   ========

The resulting increase in gross profit in the Nuclear segment is a result of the increased revenue, as well as the cost savings achieved. The cost savings is also reflected in the increased gross profit as a percentage of revenue, which was achieved by our becoming more efficient at the treatment of the waste, as well as the type of waste streams being handled. The Industrial segment saw a significant increase in gross profit as a result of the segment's focus on more profitable waste streams, cutting costs and streamlining the processes and the elimination of last year's adverse affect of oil contamination to one of our waste streams. This was also reflected in increase in the gross profit percentage. The Engineering segment gross profit increased slightly, as did their gross profit percentage, due to their reduction of fixed payroll costs from the lower staffing levels discussed above, and from their increased revenues.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased for the three months ended June 30, 2006, as compared to the corresponding period for 2005, as follows:

                                %                     %
(In thousands)      2006     Revenue      2005     Revenue     Change
---------------   --------   --------   --------   --------   --------
Administrative    $  1,381         --   $  1,481         --   $   (100)
Nuclear              1,992       15.2      1,994       14.4         (2)
Industrial           3,260       34.4      2,105       19.8      1,155
Engineering            159       17.0         97       13.8         62
                  --------   --------   --------   --------   --------
      Total       $  6,792       28.9   $  5,677       22.6   $  1,115
                  ========   ========   ========   ========   ========

Our SG&A expenses remained relatively unchanged within the administrative area and the Nuclear segment, however SGA expenses increased as a percentage of revenue for the Nuclear segment. The increase predominately relates to the segment's efforts to expand its management staff to more efficiently bid on new contracts service and manage its facilities and increase its efforts towards compliance with corporate policies and regulatory agencies. The increase in the Industrial segment was a result of increased legal fees as we work to resolve certain legal issues at our facilities, as well as costs incurred in connection with environmental compliance of the facilities. The costs associated with environmental compliance were a result of our reevaluation and additional provisions made to certain of our environmental reserves. See Environmental Contingencies later in this Management's Discussion and Analysis for further discussion on our environmental reserves. The Engineering segment increase was the result of the payroll cost for a new business development manager hired in July 2005. Included in SG&A expenses is depreciation and amortization expense of $84,000 and $86,000 for the three months ended June 30, 2006, and 2005, respectively.

SG&A expenses increased for the six months ended June 30, 2006, as compared to the corresponding period for 2005, as follows:

                                %                     %
(In thousands)      2006     Revenue      2005     Revenue     Change
---------------   --------   --------   --------   --------   --------
Administrative    $  2,688         --   $  2,729         --   $    (41)
Nuclear              3,947       15.6      3,491       14.1        456
Industrial           5,099       28.8      3,902       19.1      1,197
Engineering            299       17.9        220       15.0         79
                  --------   --------   --------   --------   --------
      Total       $ 12,033       27.0   $ 10,342       22.2   $  1,691
                  ========   ========   ========   ========   ========

Our SG&A expenses remained relatively stable in the administrative area, however increased throughout the segments. The increase within the Nuclear segment was due to their continued efforts to expand the management staff to more efficiently bid on new contracts, service and manage its facilities and increase the efforts towards compliance with corporate policies and regulatory agencies. The increase in the Industrial segment was a result of increased legal fees as we work to resolve certain legal issues at our facilities, as well as additional provisions made to certain environmental reserves in connection with environmental compliance of the facilities, as discussed above. The Engineering segment increase was the result of the payroll cost for a new business development manager hired in July 2005. Included in SG&A expenses is depreciation and amortization expense of $169,000 and $177,000 for the six months ended June 30, 2006, and 2005, respectively.

Gain on Disposal of Property and Equipment

During June 2005, we sold property at our facility in Maryland. The sale was for net proceeds of $695,000, for land and building with a net book value of $332,000. The resulting gain of $363,000 was included in income from operations, and was partially offset by losses on disposal of other equipment of approximately $26,000.

Interest Expense

Interest expense increased for the quarter ended June 30, 2006, and decreased for the six months ended June 30, 2006, as compared to the corresponding periods of 2005.

                        Three Months                      Six Months
               ------------------------------   ------------------------------
(In thousands)   2006       2005      Change      2006       2005      Change
-------------- --------   --------   --------   --------   --------   --------
PNC interest   $    254   $    159   $     95   $    450   $    354   $     96
Other               132        222        (90)       293        439       (146)
               --------   --------   --------   --------   --------   --------
    Total      $    386   $    381   $      5   $    743   $    793   $    (50)
               ========   ========   ========   ========   ========   ========

The increase for the quarter ended June 30, 2006 is principally a result of increased variable interest rates and the additional balance on our variable rate debt. The increase was partially offset by a reduction in our debt to various other sources as our overall debt position continues to improve.

The decrease for the six months ended June 30, 2006 is due to the full repayment of a $3.5 million unsecured promissory note in August 2005, and from the final repayment of various other debt obligations.

Interest Expense - Financing Fees

Interest expense-financing fees decreased approximately $62,000 for the quarter ended June 30, 2006, as compared to the corresponding period of 2005, and decreased by $124,000 for the six months ended June 30, 2006, from the same period during 2005. The decrease was principally a result of entering into Amendment No. 4 and Amendment No. 5 with PNC during 2005, which extended the maturity date on the term loan and revolver agreements to May 2008. The remaining financing fees are now amortized through May 2008. As of June 30, 2006, the unamortized balance of prepaid financing fees is $367,000, which is comprised of unamortized financing fees from the original PNC debt and Amendment No. 4 and Amendment No. 5. These prepaid financing dues will be amortized through May 2008 at a rate of $16,000 per month.

Preferred Stock Dividends

Preferred Stock dividends were $30,000 and $61,000 for the three and six months ended June 30, 2005, respectively. The Preferred dividends were comprised of dividends from our Series 17 Preferred Stock, which was converted to Common Stock in September 2005.

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

PFP recognized a loss of $4,000 for the three months ended June 30, 2006, as compared to an operating loss of $61,000 and revenues of $216,000 during the three months ended June 30, 2005. PFP recorded a loss of $346,000 for the six months ended June 30, 2006, and revenue of $393,000 and an operating loss of $140,000 for the six months ended June 30, 2005. The loss in 2006 was partially due to early termination costs of $200,000 associated with our early termination of our leased property. The assets and liabilities related to PFP have been reclassified into separate categories in the Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005. The assets are recorded at their net realizable value, and consist of equipment of $116,000. PFP has no liabilities on the books as of June 30, 2006.

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

PFMI recorded a gain of $1,050,000 for the three months ended June 30, 2006, and a loss of $122,000 for the three months ended June 30, 2005. PFMI recognized a gain of $942,000 for the six months ended June 30, 2006 and a loss of $289,000 for the same period in 2005. Our gain for the three and six months in 2006 was a result of a reduction of $1,181,000 in our environmental accrual due to our re-evaluation of the accrual we have recorded for the closure and remediation activities we are performing. During the last half of 2005 we settled the three insurance claims we submitted relative to the two fires at PFMI, a property claim for the first fire and a property claim and business interruption claim for the second fire. During 2004, we recorded a receivable of $1,585,000 based on negotiations with the insurance carrier on the business interruption claim. The income from recording this receivable was recorded as a reduction of "loss from discontinued operations" and reduced the operating losses for 2004. During 2005, we received insurance proceeds and claim settlements of $3,253,000 for settlement of all three claims. Of these proceeds, $1,476,000 was recorded as income from discontinued operations during the third quarter of 2005, which is net of $192,000 paid for public adjustor fees.

Assets and liabilities related to the discontinued operation have been reclassified to separate categories in the Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005. As of June 30, 2006, assets are recorded at their estimated net realizable values, and consist of property and equipment of $600,000. Liabilities as of June 30, 2006, consist of accounts payable and current accrued expenses of $65,000, environmental accruals of $664,000, and a pension payable of $1,510,000. The pension plan withdrawal liability is a result of the termination of the union employees of PFMI. The former PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period. This obligation is recorded as a long-term liability, with a current portion of $76,000 that we expect to pay over the next year.

As a result of the discontinuation of operations at the PFMI facility, we are required to complete certain closure and remediation activities pursuant to our RCRA permit. Also, in order to close and dispose of the facility, we may have to complete certain additional remediation activities related to the land, building, and equipment. The level and cost of the clean-up and remediation will be determined by state mandated requirements, the extent to which, are not known at this time. Also, impacting this estimate is the level of contamination discovered, as we begin remediation, and the related clean-up standards which must be met in order to dispose of or sell the facility. We engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we originally estimated the cost of this environmental closure and remediation liability to be $2,464,000. During 2006 we re-evaluated our estimated environmental accrual and the required activities to close and remediate the facility, and during the quarter ended June 30, 2006, we began implementing a modified methodology to remediate the facility. As a result of the reevaluation and the change in methodology we reduced the accrual by $1,181,000. We have spent approximately $619,000 for closure costs since September 30, 2004, of which approximately $64,000 has been spent during the first half of 2006, and $439,000 was spent in 2005. We have $664,000 accrued for the closure, as of June 30, 2006, and we anticipate spending $129,000 in 2006 with the remainder over the next two to five years.

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

At June 30, 2006, we had cash of $713,000. The following table reflects the cash flow activities during the first six months of 2006.

(In thousands)                                             2006
-----------------------------------------------------   ----------
Cash provided by operations                             $    1,516
Cash used in investing activities                           (2,240)
Cash provided by financing activities                        1,343
                                                        ----------
Increase in cash                                        $      619
                                                        ==========

We are in a net borrowing position and therefore attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes remittance lock boxes and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility. The cash balance at June 30, 2006, primarily represents payments received during June 2006 for warrant exercises, as well as, minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities

Accounts receivable, net of allowances for doubtful accounts, totaled $14,695,000, a decrease of $1,914,000 over the December 31, 2005, balance of $16,609,000. The Nuclear segment experienced a decrease of $1,611,000 as a result of increased collection efforts and improved turnaround of certain government and commercial account receivables. This segment was also affected by timing issues related to the final shipment of wastes to end disposal sites that are delayed due to the complexity of the documentation required for invoicing and the approvals to ship from our generators. The Engineering segment also experienced a decrease of $94,000. Additionally, there was a decrease in the accounts receivable from the Industrial segment of $209,000 primarily resulting from increased collection efforts and the loss of a contract with a major home improvement chain.

Unbilled receivables are generated by differences between invoicing timing and the percentage of completion methodology used for revenue recognition purposes. As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue. We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as, the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables. The timing differences occur for several reasons. Partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal. The difference also occurs due to our end disposal sites requirement of pre-approval prior to our shipping waste for disposal and our contract terms with the customer that we dispose of the waste prior to invoicing. These delays usually take several months to complete. As of June 30, 2006, unbilled receivables totaled $15,554,000, an increase of $3,606,000 from the December 31, 2005, balance of $11,948,000. This increase is principally due to timing issues related to the final shipment of wastes to end disposal sites that are delayed due to shipment approvals needed from generators, and the complexity of the current contracts, which requires greater levels of documentation and additional testing for final invoicing.

As of June 30, 2006, total consolidated accounts payable was $5,703,000, a decrease of $350,000 from the December 31, 2005, balance of $6,053,000. Accounts payable decreased in conjunction with decreased revenues in the Industrial segment due to the loss of the contract with a major home improvement chain effective November 2005. Additionally, accounts payable decreased as a result of improved profitability.

Accrued Expenses as of June 30, 2006, totaled $11,749,000, an increase of $83,000 over the December 31, 2005, balance of $11,666,000. Accrued expenses are made up of disposal and processing cost accruals, accrued compensation, interest payable, insurance payable and certain tax accruals. The increase was primarily due to an increase in our disposal accrual of $1,341,000 related to the timing of shipments of processed wastes from our Nuclear facilities, an excise tax accrual for $211,000, and an accrual of $100,000 for estimated penalties on a proposed consent order we received during 2005 at our facility in Tulsa, Oklahoma. The increase was partially offset by a decrease to accrued expenses as a result of payments made during the first six months for insurance payables of $1,572,000.

The working capital position at June 30, 2006, was $9,256,000, as compared to a working capital position of $5,916,000 at December 31, 2005. The increase in this position of $3,340,000 is principally a result of the decrease in accounts payable, as mentioned above, from the decrease in unearned revenue as a result of increased processing in the Nuclear segment of backlog and legacy waste during the first six months, and by the net increase in unbilled and accounts receivable. The increase was partially offset by the increases in our accrued expenses as was discussed above. Our working capital position continues to experience the negative impact of certain liabilities associated with discontinued operations.

Investing Activities

Our purchases of new capital equipment for the six-month period ended June 30, 2006, totaled approximately $1,833,000 of which, $94,000 was financed, resulting in $1,739,000 funded out of cash flow. These expenditures were for expansion and improvements to the operations principally within the Nuclear segment. These capital expenditures were funded by the cash provided by operations. We budgeted capital expenditures of approximately $6,800,000 for fiscal year 2006, which includes an estimated $3,570,000 to complete certain current projects committed at December 31, 2005, as well as other identified capital and permit compliance purchases. Our purchases during the first six months of 2006 include approximately $670,000 of those projects committed at December 31, 2005. Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether. We have traditionally incurred actual capital spending totals for a given year less than initial budget amount. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects. We anticipate funding these capital expenditures by a combination of lease financing, internally generated funds, and/or the proceeds received from Warrant exercises.

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that in the event of closure our permitted facilities will be closed in accordance with the regulations. The policy provides $35 million of financial assurance coverage of which the coverage amount totals $28,766,000 at June 30, 2006, and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy required an upfront payment of $4.0 million, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account. In February 2006, we paid our third of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of June 30, 2006, we have recorded $4,419,000 in our sinking fund on the balance sheet, which includes interest earned of $212,000 on the sinking fund as of June 30, 2006. Interest income for the three and six months ended June 30, 2006, was $58,000 and $89,000, respectively. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, the Insurer will pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

On July 28, 2006, our Board of Directors has authorized a common stock repurchase program to purchase up to $2,000,000 of our Common Stock, through open market and privately negotiated transactions, with the timing, the amount of repurchase transactions and the prices paid under the program as deemed appropriate by management and dependent on market conditions and corporate and regulatory considerations. We plan to fund any repurchases under this program through our internal cash flow and/or borrowings under our line of credit.

Financing Activities

On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank, as amended. The Agreement provides for a term loan ("Term Loan") in the amount of $7,000,000, which requires monthly installments of $83,000 with the remaining unpaid principal balance due on May 31, 2008. The Agreement also provides for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary. As of June 30, 2006, the excess availability under our Revolving Credit was $9,380,000 based on our eligible receivables.

Pursuant to the Agreement, as amended, the Term Loan bears interest at a floating rate equal to the prime rate plus 1%, and the Revolving Credit at a floating rate equal to the prime rate plus 1/2%. The loans are subject to a prepayment fee of 1% until March 25, 2006, and 1/2% until March 25, 2007.

In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation ("PDC"), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2006 will be approximately $400,000 semiannually. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended (10% on June 30, 2006) and payable in one lump sum at the end of the loan period. On June 30, 2006, the outstanding balance was $3,412,000 including accrued interest of approximately $1,578,000. Pursuant to the agreement the accrued interest is to be paid at the end of the term, and as such, is recorded as a long-term liability. PDC has directed M&EC to make all payments under the promissory note directly to the Internal Revenue Service ("IRS") to be applied to PDC's obligations under its installment agreement with the IRS.

Additionally, M&EC entered into an installment agreement with the IRS for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2006 will be approximately $100,000 semiannually. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On June 30, 2006, the rate was 10%. On June 30, 2006, the outstanding balance was $833,000 including accrued interest of approximately $380,000. The accrued interest is to be paid at the end of the term, and as such, is recorded as a long-term liability, pursuant to the terms of the agreement.

During the six months ended June 30, 2006, we issued 673,461 shares of our Common Stock upon exercise of certain warrants, at exercise prices from $1.44 to $1.75 per share, of which 57,774 were issued on a cashless basis. Additionally, we issued 252,000 shares of our Common Stock upon exercises of employee stock options, at exercise prices from $1.00 to $1.75 per share. Total proceeds received during the six months for the warrant and option exercises were $1,458,000. Subsequent to June 30, 2006, we have processed exercises of warrants for the purchase of 5,999,829 shares of Common Stock at exercise prices of $1.44 to $1.75 per share and options for the purchase of 70,000 shares of Common Stock at an exercise price of $1.75 per share, which resulted in total proceeds of $10,387,000. Year to date we have processed warrants and options to issue 6,995,290 shares of Common Stock, and received proceeds of $11,845,000 for those exercises.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at June 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

                                                                   Payments due by period
                                                      -------------------------------------------------
                                                                     2007 -       2010 -       After
Contractual Obligations                    Total         2006         2009         2011         2011
--------------------------------------   ----------   ----------   ----------   ----------   ----------
Long-term debt                           $   13,313   $    1,736   $   11,519   $       58   $       --
Interest on long-term debt (1)                1,958           --        1,958           --           --
Interest on variable rate debt (2)              972          286          686           --           --
Operating leases                              3,429          906        1,941          481          101
Finite risk policy (3)                        6,022           --        3,011        2,008        1,003
Pension withdrawal liability (4)              1,510           76          476          403          555
Environmental contingencies (5)               3,669          942        1,453          551          723
Purchase obligations (6)                         --           --           --           --           --
                                         ----------   ----------   ----------   ----------   ----------
     Total contractual obligations       $   30,873   $    3,946   $   21,044   $    3,501   $    2,382
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

Revenue Recognition Estimates. We use the percentage of completion methodology for purposes of revenue recognition in our Nuclear Segment. As we accept more complex waste streams in this segment, the treatment of those waste streams becomes more complicated and more time consuming. We continue to enhance our waste tracking capabilities and systems, which has enabled us to better match the revenue earned to the processing phases achieved. The major processing phases are receipt, treatment/processing and shipment/final disposition. Upon receiving mixed waste we recognize a certain percentage (33%) of revenue as we incur costs for transportation, analytical and labor associated with the receipt of mixed wastes. As the waste is processed, shipped and disposed of we recognize the remaining 67% of revenue and the associated costs of transportation and burial. The waste streams in our Industrial segment are much less complicated, and services are generally rendered shortly after receipt, therefore, percentage of completion estimates are not used in our Industrial segment. However, we continue to review and evaluate our revenue recognition estimates and policies on a quarterly basis.

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

Economic Conditions. Economic downturns or recessionary conditions can adversely affect the demand for our services, principally within the Industrial segment. Reductions in industrial production generally follow such economic conditions, resulting in reduced levels of waste being generated and/or sent off for treatment. We feel that recessionary conditions stabilized in 2005 as evidenced by increases in commercial waste revenues, and continue to improve in the first half of 2006.

Significant Customers. While our revenues are principally derived from numerous and varied customers, we have a significant relationship with the federal government and its contractors. During the three and six months ended June 30, 2006, our Nuclear and Industrial segment performed services relating to waste generated by the federal government, either directly or indirectly as a subcontractor to the federal government, representing approximately $9,892,000 or 42.1%, and $17,937,000 or 40.3% of our consolidated revenues for the respective periods in 2006. Most, if not all, contracts with the federal government or with others as a subcontractor to the federal government provide that the government may terminate or renegotiate the contracts at the government's option at any time.

Included in the amounts discussed above, are revenues from Bechtel Jacobs, DOE's appointed manager of the environmental program to perform certain treatment and disposal services in Oak Ridge, Tennessee, under contracts through August 2007, and, as with all government contracts, may be terminated or renegotiated at any time at the government's election. As DOE's Oak Ridge site continues to complete certain of its clean-up milestones and moves toward completing its closure efforts, the revenue from these contracts have begun to decline. Our revenues from Bechtel Jacobs contributed 5.3% and 7.3% of total consolidated revenues for the three and six months ended June 30, 2006, respectively, and 19.0% and 13.7% during the corresponding periods in 2005. In February 2003, M&EC commenced legal proceedings against Bechtel Jacobs, seeking payment from Bechtel Jacobs of approximately $4.3 million in surcharges relating to certain wastes that were treated by M&EC in 2001 and 2002. Bechtel Jacobs continues to deliver waste to M&EC for treatment, and M&EC continues to accept such waste. In addition, after the lawsuit was filed, M&EC entered into a new contract with Bechtel Jacobs to treat DOE waste.

During the first quarter of 2006, our Nuclear segment was awarded a $9.4 million subcontract by LATA/Parallax Portsmouth LLC (LATA/Parallax) The subcontract requires treatment and disposal of mixed waste that was generated during Gaseous Diffusion Plant operations at the DOE's site in Piketon, Ohio. The subcontract's period of performance is through September 30, 2007, and will require Perma-Fix to treat a wide range of physical and chemical forms of the special mixed waste to meet U.S. EPA RCRA land disposal regulations and the Nevada Test Site Waste Acceptance Criteria. Additionally, LATA/Parallax has assumed certain other projects and contracts, relating to work for the federal government, previously managed by Bechtel Jacobs, under which we have received various work releases to process mixed waste streams. During the three and six months ended June 30, 2006, we recognized 17.9% and 9.9% of consolidated revenues from LATA/Parallax, respectively. The revenues from LATA/Parallax are also included above, in our revenues from the federal government and their contractors.

Insurance. We maintain insurance coverage similar to, or greater than, the coverage maintained by other companies of the same size and industry, which complies with the requirements under applicable environmental laws. We evaluate our insurance policies annually to determine adequacy, cost effectiveness and desired deductible levels. Due to the economy and changes within the environmental insurance market, we have no guarantee that we will be able to obtain similar insurance in future years, or that the cost of such insurance will not increase materially.

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

In May 2006, Orange County, Florida filed a complaint against our subsidiary, Perma-Fix of Orlando, Inc. ("PFO"), alleging that PFO owes hazardous waste taxes on gross receipts from calendar years 2000 and 2001. We are investigating the allegations and have accrued $211,000 as of June 30, 2006 as our best estimate of our potential liability. Settlement discussions have been initiated with county representatives. However, at this time, we cannot be certain as to the outcome of the litigation, settlement discussions or the extent of any liabilities we would incur as a result of the complaint.

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

At June 30, 2006, we had total accrued environmental remediation liabilities of $3,668,000, of which $1,439,000 is recorded as a current liability, a decrease of $717,000 from the December 31, 2005, balance of $4,385,000. During the quarter ended June 30, 2006, we began implementing a modified methodology to remediate the facility and reduced environmental liabilities by $1,181,000 as a result of our reevaluation of the extent of cleanup and the cost to close the facility at PFMI. We increased the remediation liability by $322,000 for PFM and by $409,000 for PFSG as a result of our reassessment of costs and methodology to remediate the sites. We also decreased environmental liabilities by $267,000 for payments on the remediation projects. The June 30, 2006, current and long-term accrued environmental balance is as follows:

              Current         Long-term
              Accrual          Accrual            Total
           --------------   --------------   --------------
PFD        $      254,000   $      495,000   $      749,000
PFM               484,000          370,000          854,000
PFSG              292,000          681,000          973,000
PFTS               16,000           21,000           37,000
PFMD                   --          391,000          391,000
           --------------   --------------   --------------
                1,046,000        1,958,000        3,004,000
PFMI              393,000          271,000          664,000
           --------------   --------------   --------------
           $    1,439,000   $    2,229,000   $    3,668,000
           ==============   ==============   ==============

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes." FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the potential impact of FIN 48 on our financial statements

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                                 PART I, ITEM 3

We are exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC. As of June 30, 2006, we have no interest swap agreement outstanding, and we were exposed to variable interest rates under our loan arrangements with PNC. The interest rates payable to PNC are based on a spread over prime rate. If our floating rates of interest experienced an upward increase of 1%, our debt service would have increased by approximately $49,000 for the six months ended June 30, 2006.

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

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
        -----------------

        There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2005, and Item 1, Part II, of our Form 10-Q for the period ended March 31, 2006.which are incorporated herein by reference,, except as follows.

        We have previously disclosed that the U.S. Environmental Protection Agency ("EPA") had issued to Perma-Fix of Dayton, Inc, ("PFD"), one of our subsidiaries, a Finding of Violation and a Notice of Violation alleging that PFD was a "major source" of potential hazardous air pollutants, and, as a major source, PFD operated its facility without having obtained a Title V air permit, was in violation of the Clean Air Act (the "Act") and was subject to penalties as a result thereof. In addition, we previously reported that in December, 2004, PFD was sued under the citizen's suit provisions of the Act in the United States District Court for the Southern District of Ohio, in a case styled Fisher v. Perma-Fix of Dayton, Inc. (the "Citizen's Suit"). The Citizen's Suit alleges violation by PFD of a number of state and federal clean air requirements in connection with the operation of PFD's facility and seeks injunctive relief, civil penalties, attorney fees and costs and other forms of relief. We further previously reported that EPA has referred enforcement of the Notice of Violation to the U.S. Department of Justice ("DOJ") for enforcement. On or about May 19, 2006, the DOJ, on behalf of the EPA, filed a Motion for Leave to Intervene as a plaintiff in the Citizen's Suit, which motion was granted on May 22, 2006. The government's intervention is seeking injunctive relief and civil penalties against PFD for, among other things, alleged violations which parallel certain claims asserted in the Citizen's Suit relating to alleged violations of the Act, failure of PFD to operate its facility without a Title V air permit, and installing new and/or modifying certain portions of the facility without proper permits. The complaint filed by the DOJ alleges that PFD could be liable for penalties for each alleged violation up to $27,500 to $32,500 per day, depending on the violation. As previously reported, we and PFD have been attempting to negotiate a resolution of the above referenced matters with the EPA/DOJ and the citizens group. We have been advised by the DOJ that the DOJ does not believe that the federal government's intervention in the Citizen's Suit should result in the parties not continuing their negotiations in an attempt to settle all issues. As a result, we and PFD intend to continue our negotiations with the government and the citizens group in an attempt to resolve these matters, but at this time we cannot determine the outcome.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
        ------------------------------------------------------------

    (c) During the quarter ended June 30, 2006, we sold equity securities, as such term is defined under 12b-2 of the Exchange Act of 1934, as amended, that were not registered under the Securities Act of 1933, as amended, other than as previously reported in a Form 8-K, as follows:

        During the six months ended June 30, 2006, Ryan Beck & Co. exercised various warrants to purchase an aggregate of 29,528 shares of our Common Stock, of which 9,600 were issued at a total exercise price of approximately $17,000, or $1.75 per share, and the remaining 19,928 shares were issued utilizing a cashless exercise provision, in accordance with the terms of the Warrants. The shares were issued under the exemption from registration provided by Section 4(2) and/or Rule 506 of Regulation D.

        During the six months ended June 30, 2006, Michael Kollender exercised various warrants to purchase an aggregate of 18,110 shares of our Common Stock, which were issued utilizing a cashless exercise provision, in accordance with the terms of the Warrants. The shares were issued under the exemption from registration provided by Section 4(2) and/or Rule 506 of Regulation D.

        During the six months ended June 30, 2006, Jeffrey Sherry exercised various warrants to purchase an aggregate of 2,554 shares of our Common Stock, which were issued utilizing a cashless exercise provision, in accordance with the terms of the Warrants. The shares were issued under the exemption from registration provided by Section 4(2) and/or Rule 506 of Regulation D.

        During the three months ended June 30, 2006, Michael Bergin exercised two warrants to purchase an aggregate of 84,500 shares of our Common Stock, at a total exercise price of approximately $143,000, in accordance with the terms of the Warrants. The shares were issued under the exemption from registration provided by Section 4(2) and/or Rule 506 of Regulation D.

        During the three months ended June 30, 2006, Princeton Avenue Partners exercised two warrants to purchase an aggregate of 94,682 shares of our Common Stock, of which 77,500 were issued at a total exercise price of approximately $136,000, or $1.75 per share, and the remaining 17,182 shares were issued utilizing a cashless exercise provision, in accordance with the terms of the Warrants. The shares were issued under the exemption from registration provided by Section 4(2) and/or Rule 506 of Regulation D.

        During the three months ended June 30, 2006, Rocco LaVista exercised warrant to purchase an aggregate of 13,000 shares of our Common Stock, at a total exercise price of approximately $20,000, or $1.50 per share, in accordance with the terms of the Warrants. The shares were issued under the exemption from registration provided by Section 4(2) and/or Rule 506 of Regulation D.

        We used the proceeds from the exercise of the above Warrants to reduce its debt and for general working capital. All of the shares of Common Stock described above have been registered for resale by the holders of such Common Stock under a Form S-3 Registration Statement, No. 333-70676.

Item 6. EXHIBITS
        --------

    (a) Exhibits
        --------

        31.1 Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).

        31.2 Certification by Steven Baughman, Vice President and Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).

        32.1 Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.

        32.2 Certification by Steven Baughman, Vice President and Chief Financial Officer of the Company furnished pursuant to 18 U.S.C.
                Section 1350.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                              PERMA-FIX ENVIRONMENTAL SERVICES


Date:  August 9, 2006                         By:   /s/ Dr. Louis F. Centofanti
                                                    ----------------------------
                                                    Dr. Louis F. Centofanti
                                                    Chairman of the Board
                                                    Chief Executive Officer


Date:  August 9, 2006                         By:   /s/ Steven Baughman
                                                    ----------------------------
                                                    Steven Baughman
                                                    Vice President and
                                                    Chief Financial Officer