Form 10-Q
period 2006-09-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2006-11-09
CIK 891532

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM  ___________________TO___________________

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

                               Yes [ ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

              Class                          Outstanding at November 8, 2006
   -----------------------------             -------------------------------
   Common Stock, $.001 Par Value                       52,024,617

================================================================================

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                                      INDEX

                                                                                          Page No.
                                                                                          --------
PART I     FINANCIAL INFORMATION

   Item 1.   Condensed Financial Statements

             Consolidated Balance Sheets -
                    September 30, 2006 (unaudited) and December 31, 2005.........................2

             Consolidated Statements of Operations -
                    Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)..........4

             Consolidated Statements of Cash Flows -
                    Nine Months Ended September 30, 2006 and 2005 (unaudited)....................5

             Consolidated Statement of Stockholders' Equity -
                    Nine Months Ended September 30, 2006 (unaudited).............................6

             Notes to Consolidated Financial Statements..........................................7

   Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations ..............................18

   Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risk...........................................................37

   Item 4.   Controls and Procedures............................................................38

PART II    OTHER INFORMATION

   Item 1.   Legal Proceedings..................................................................39

   Item 1A.  Risk Factors.......................................................................39

   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds........................39

   Item 4.   Submission of Matters to a Vote of Security Holders................................41

   Item 6.   Exhibits...........................................................................43

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

The results of operations for the nine months ended September 30, 2006, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2006.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         September 30,     December 31,
(Amounts in Thousands, Except for Share Amounts)                              2006             2005
---------------------------------------------------------------------   --------------    --------------
                                                                         (Unaudited)
ASSETS
Current assets
   Cash                                                                 $        2,549    $           94
   Restricted cash                                                                  65               511
   Accounts receivable, net of allowance for doubtful
    accounts of $520 and $512                                                   13,591            16,609
   Unbilled receivables                                                         17,226            11,948
   Inventories                                                                     851               842
   Prepaid expenses                                                              3,815             2,777
   Other receivables                                                                54                37
   Current assets of discontinued operations, net of allowance for
      doubtful accounts of $0 and $90                                               --                60
                                                                        --------------    --------------
      Total current assets                                                      38,151            32,878

Property and equipment:
   Buildings and land                                                           20,311            19,922
   Equipment                                                                    31,768            31,120
   Vehicles                                                                      4,670             4,452
   Leasehold improvements                                                       11,469            11,489
   Office furniture and equipment                                                2,570             2,414
   Construction-in-progress                                                      3,448               850
                                                                        --------------    --------------
                                                                                74,236            70,247
   Less accumulated depreciation and amortization                              (29,323)          (25,767)
                                                                        --------------    --------------
      Net property and equipment                                                44,913            44,480

Property and equipment of discontinued operations, net of accumulated
 depreciation of $28 and $80                                                       706               806

Intangibles and other assets:
   Permits, net                                                                 13,498            13,188
   Goodwill                                                                      1,330             1,330
   Finite Risk Sinking Fund                                                      4,471             3,339
   Other assets                                                                  1,923             2,504
                                                                        --------------    --------------
      Total assets                                                      $      104,992    $       98,525
                                                                        ==============    ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                                         September 30,     December 31,
(Amounts in Thousands, Except for Share Amounts)                             2006              2005
---------------------------------------------------------------------   --------------    --------------
                                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $        4,674    $        6,053
   Current environmental accrual                                                   905               768
   Accrued expenses                                                             11,189            11,666
   Unearned revenue                                                              3,083             5,169
   Current liabilities of discontinued operations                                  758               628
   Current portion of long-term debt                                             2,445             2,678
                                                                        --------------    --------------
      Total current liabilities                                                 23,054            26,962

Environmental accruals                                                           1,915             1,572
Accrued closure costs                                                            5,355             5,245
Other long-term liabilities                                                      2,876             2,462
Long-term liabilities of discontinued operations                                 1,422             3,149
Long-term debt, less current portion                                             6,759            10,697
                                                                        --------------    --------------
      Total long-term liabilities                                               18,327            23,125
                                                                        --------------    --------------

         Total liabilities                                                      41,381            50,087

Commitments and Contingencies (see Note 4)                                          --                --

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation
 value $1.00 per share                                                           1,285             1,285

Stockholders' equity:
   Common Stock, $.001 par value; 75,000,000 shares authorized,
    52,019,617 and 45,813,916 shares issued, including 988,000 shares retired in September 2006 and held as treasury stock as
    of December 31, 2005 respectively                                               52                46
   Additional paid-in capital
                                                                                92,748            82,180
   Stock Subscription Receivable                                                   (97)
   Accumulated deficit                                                         (30,377)          (33,211)
                                                                        --------------    --------------
                                                                                62,326            49,015
   Less Common Stock in treasury at cost; 988,000 shares                            --            (1,862)
                                                                        --------------    --------------
         Total stockholders' equity                                             62,326            47,153
                                                                        --------------    --------------
           Total liabilities and stockholders' equity                   $      104,992    $       98,525
                                                                        ==============    ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended          Nine Months Ended
                                                                September 30,              September 30,
                                                          ------------------------    ------------------------
(Amounts in Thousands, Except for Per Share Amounts)         2006          2005          2006          2005
-------------------------------------------------------   ----------    ----------    ----------    ----------
Net revenues                                              $   21,266    $   22,826    $   65,899    $   69,400
Cost of goods sold                                            14,938        16,106        44,589        49,791
                                                          ----------    ----------    ----------    ----------
Gross profit                                                   6,328         6,720        21,310        19,609

Selling, general and administrative expenses                   5,621         4,643        17,654        14,984
Loss (gain) on disposal of property and equipment                 (4)            4            (3)         (333)
                                                          ----------    ----------    ----------    ----------
Income from operations                                           711         2,073         3,659         4,958

Other income (expense):
Interest income                                                  100             4           195             6
Interest expense                                                (331)         (382)       (1,074)       (1,176)
Interest expense-financing fees                                  (48)          (48)         (145)         (269)
Other                                                              3           (68)         (114)         (102)
                                                          ----------    ----------    ----------    ----------
Income from continuing operations before taxes                   435         1,579         2,521         3,417
Income tax expense (recovery)                                    (26)          324           152           606
                                                          ----------    ----------    ----------    ----------
Income from continuing operations                                461         1,255         2,369         2,811

Income (loss) from discontinued operations, net of
 tax                                                            (131)          751           465           322
                                                          ----------    ----------    ----------    ----------
Net income                                                       330         2,006         2,834         3,133

Preferred Stock dividends                                         --            30            --            91
                                                          ----------    ----------    ----------    ----------
Net income applicable to Common Stock                     $      330    $    1,976    $    2,834    $    3,042
                                                          ==========    ==========    ==========    ==========

Net income per common share - basic
Continuing operations                                     $      .01    $      .03    $      .05    $      .07
Discontinued operations                                            -           .02           .01           .01
                                                          ----------    ----------    ----------    ----------
Net income per common share                               $      .01    $      .05    $      .06    $      .08
                                                          ==========    ==========    ==========    ==========

Net income per common share - diluted
Continuing operations                                     $      .01    $      .03    $      .05    $      .07
Discontinued operations                                           --           .02           .01           .01
                                                          ----------    ----------    ----------    ----------
Net income per common share                               $      .01    $      .05    $      .06    $      .08
                                                          ==========    ==========    ==========    ==========

Number of shares and potential common shares
 used in net income per common share:
   Basic                                                      50,541        42,055        46,851        41,881
                                                          ==========    ==========    ==========    ==========
   Diluted                                                    51,430        44,152        47,414        43,138
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

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                   ------------------------
(Amounts in Thousands)                                                2006          2005
----------------------------------------------------------------   ----------    ----------
Cash flows from operating activities:
Net income                                                         $    2,834    $    3,133
  Adjustments to reconcile net income to cash provided by
    (used in) operations:
    Depreciation and amortization                                       3,648         3,541
    Provision for bad debt and other reserves                              59            33
    Gain on disposal of property and equipment                             (3)         (332)
    Issuance of Common Stock for services                                 150           160
    Share based compensation                                              173            --
    Discontinued operations                                            (1,576)          995
    Changes in operating assets and liabilities:
      Accounts receivable                                               2,977         2,503
      Unbilled receivables                                             (5,277)       (4,564)
      Prepaid expenses, inventories and other assets                   (2,633)         (350)
      Accounts payable, accrued expenses, and unearned revenue         (1,098)       (1,420)
                                                                   ----------    ----------
        Net cash (used in) provided by operations                        (746)        3,699

Cash flows from investing activities:
  Purchases of property and equipment, net                             (3,990)       (1,720)
  Proceeds from sale of plant, property and equipment                      12           702
  Change in restricted cash, net                                          446            15
  Change in finite risk sinking fund                                   (1,133)         (991)
  Discontinued operations                                                 117            (3)
                                                                   ----------    ----------
    Net cash used in investing activities                              (4,548)       (1,997)

Cash flows from financing activities:
  Net borrowings (repayments) of revolving credit                      (2,447)       (1,699)
  Principal repayments of long-term debt                               (1,819)       (5,516)
  Borrowings of long-term debt                                             --         4,417
  Proceeds from issuance of stock                                      12,007         1,000
  Change in Note Receivable for Common Stock                                8            --
                                                                   ----------    ----------
    Net cash provided by (used in) financing activities                 7,749        (1,798)
                                                                   ----------    ----------
Increase (decrease) in cash                                             2,455           (96)
Cash at beginning of period                                                94           215
Cash at end of period                                              $    2,549    $      119
                                                                   ==========    ==========

Supplemental disclosure
  Interest paid                                                    $      691    $      971
Non-cash investing and financing activities:
  Gain on interest rate swap                                               --            35
  Long-term debt incurred for purchase of property and equipment           94           517

        The accompanying notes are an integral part of these consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            (Unaudited, for the nine months ended September 30, 2006)

                                                                                             Common
                                   Common Stock       Additional                              Stock         Total
(Amounts in thousands,         --------------------     Paid-In    Loan for   Accumulated    Held In    Stockholders'
except for share amounts)         Shares     Amount     Capital     Equity      Deficit     Treasury        Equity
-----------------------------  -----------   ------   ----------   --------   -----------   ---------   -------------
Balance at December 31, 2005    45,813,916   $   46   $   82,180   $     --   $   (33,211)  $  (1,862)  $      47,153

Net income                              --       --           --         --         2,834                       2,834

Issuance of Common Stock for
 cash and services                 118,911       --          195         --            --                         195
Issuance of Common Stock
 upon exercise of Warrants
 and options                     7,074,790        7       12,061         --            --                      12,068

Share based compensation                                     173                                                  173
Issue Stock Subscription
 Receivable                                                            (105)                                     (105)
Repayment of Stock
 Subscription Receivable                                                  8                                         8
Retirement of Treasury Stock      (988,000)     (1)      (1,861)                               1,862              --

                               -----------   ------   ----------   --------   -----------   ---------   -------------
Balance at September 30, 2006   52,019,617   $   52   $   92,748   $    (97)  $   (30,377)  $      --   $      62,326
                               ===========   ======   ==========   ========   ===========   =========   =============

        The accompanying notes are an integral part of these consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                                   (Unaudited)

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

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect, if any, the adoption of SFAS 157 will have on our financial condition, results of operations and cash flows.

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plan - an amendment of FASB Statement No. 87, 88, 106 and 132(R)." SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS 158 is effective for fiscal years ending after December 15, 2006. We are currently evaluating the effect, if any, the adoption of SFAS 158 will have on our financial condition, results of operations and cash flows.

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

As of September 30, 2006, we had 2,764,750 employee stock options outstanding, which included 1,796,750 that were outstanding and fully vested at December 31, 2005, 868,000 employee stock options approved and granted on March 2, 2006, and 100,000 employee stock options approved and granted on May 15, 2006. The weighted average exercise price of the 1,796,750 outstanding and fully vested employee stock options is $1.96 with a weighted contractual life of 4.52 years. The employee stock options outstanding at December 31, 2005 are ten year options, issuable at exercise prices from $1.25 to $3.00 per share, and expiration dates from April 8, 2007 to July 30, 2013. The employee stock option grants in March and May 2006 are six year options with a three year vesting period, with exercise prices from $1.85 to $1.86 per share.

Additionally, we also had 524,000 director stock options outstanding, of which 72,000 became fully vested in January 2006, and 90,000 newly granted shares, ten year options with an exercise price of $2.15, with vesting period of six months, resulting from the re-election of our Board of Directors on July 27, 2006. The weighted average exercise price of the 434,000 exercisable director stock options outstanding as of September 30, 2006 is $1.92 with a weighted average contractual life of 5.8 years.

Pursuant to the adoption of SFAS 123R, during the three-month period ended March 31, 2006, we recorded stock-based compensation expense for the director stock options granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes. This resulted in an expense of approximately $11,000. We recorded $28,000 additional stock-based compensation expense in the third quarter as result of the 90,000 director stock option grant. For the employee stock option grants on March 2, 2006 and May 15, 2006, we have estimated compensation expense based on the fair value at grant date using the Black-Scholes valuation model, and will recognize compensation expense using a straight-line amortization method over the three year vesting period. As SFAS 123R requires that stock-based compensation expense be based on options that are ultimately expected to vest, stock-based compensation for the three and nine month period ended September 30, 2006 has been reduced for estimated forfeitures at a rate of 5.7 %. When estimating forfeitures, we consider trends of actual option forfeitures. For the three and nine months ended September 30, 2006, we recorded approximately $60,000 and $134,000 in employee compensation expense from the 2006 grants, respectively, which included with the director compensation expense, impacted our results of operations by $88,000 and $173,000, for stock-based compensation expense for the three and nine month periods ended September 30, 2006, respectively. In total, we had $845,000 of total unrecognized compensation cost related to unvested options as of September 30, 2006.

We calculated a fair value of $0.868 for each March 2, 2006 option grant on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield; an expected life of four years; expected volatility of 54.0%; and a risk free interest rate of 4.70%. We calculated a fair value of $0.877 for the May 15, 2006 option grant on the date of grant with the following assumptions: no dividend yield; an expected life of four years; an expected volatility of 54.6%; and a risk-free interest rate of 5.03%. No employee options were granted in the corresponding periods of 2005. We calculated a fair value of $1.742 for each July 27, 2006 director option grant on the date of the grant with the following assumptions: no dividend yield; an expected life of ten years; an expected volatility of 73.31%; and a risk free interest rate of 4.98%.

Our computations of expected volatility for 2006 are based on historical volatility from our traded common stock, as was the computation of expected volatility on grants prior to 2006. Due to our change in the contractual term and vesting period, we utilized the simplified method, defined in the Securities and Exchange Commission's Staff Accounting Bulletin No. 107, to calculate the expected term for our 2006 employee grants. We utilized contractual term for the expected term of the director option grants in July 2006. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Prior to the adoption of SFAS 123R, we furnished the pro forma disclosures required under SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosures." Employee stock-based compensation expense recognized under SFAS 123R was not reflected in our results of operations for the three and nine month periods ended September 30, 2005 for employee stock option grants as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Previously reported amounts have not been restated.

Under the accounting provisions of SFAS 123, our net income and net income per share, for the three and nine months ended September 30, 2005 would have been decreased to the pro forma amounts indicated below (in thousands except for per share amounts):

                                                                      Three Months Ended      Nine Months Ended
(Unaudited)                                                           September 30, 2005      September 30, 2005
------------------------------------------------------------------   --------------------    --------------------
Net income from continuing operations applicable to Common
 Stock, as reported                                                  $              1,225    $              2,720

Deduct:  Total Stock-based employee compensation expense
 determined under fair value based method for all awards, net of
 related tax effects                                                                 (523)                   (688)
                                                                     --------------------    --------------------
Pro forma net income from continuing operations applicable to
 Common Stock                                                        $                702    $              2,032
                                                                     ====================    ====================
Income per share
   Basic and diluted - as reported                                   $                .03    $                .06
                                                                     ====================    ====================
   Basic and diluted - pro-forma                                     $                .02    $                .05
                                                                     ====================    ====================

2.   EARNINGS PER SHARE
     ------------------

Basic EPS is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS includes the dilutive effect of potential common shares.

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three and nine months ended Sept 30, 2006 and 2005:

                                                                     Three Months Ended          Nine Months Ended
                                                                        September 30,              September 30,
                                                                  ------------------------    -----------------------
(Amounts in thousands except per share amounts)                       2006          2005         2006        2005
---------------------------------------------------------------   ----------    ----------    ----------   ----------
Earnings per share from continuing operations
---------------------------------------------
Income from continuing operations                                 $      461    $    1,255    $    2,369   $    2,811
Preferred stock dividends                                                 --           (30)           --          (91)
                                                                  ----------    ----------    ----------   ----------
Income from continuing operations applicable to Common Stock             461         1,225         2,369        2,720
Effect of dilutive securities:
Preferred Stock dividends                                                 --            30            --           91
                                                                  ----------    ----------    ----------   ----------
Income- diluted                                                   $      461    $    1,255    $    2,369   $    2,811
                                                                  ==========    ==========    ==========   ==========
Basic income per share                                            $      .01    $      .03    $      .05   $      .07
                                                                  ==========    ==========    ==========   ==========
Diluted income per share                                          $      .01    $      .03    $      .05   $      .07
                                                                  ==========    ==========    ==========   ==========

Earnings per share from discontinued operations
-----------------------------------------------
Income (loss) - basic and diluted                                 $     (131)   $      751    $      465   $      322
                                                                  ==========    ==========    ==========   ==========
Basic income (loss) per share                                      $      --    $      .02    $      .01   $      .01
                                                                  ==========    ==========    ==========   ==========
Diluted income (loss) per share                                    $      --    $      .02    $      .01   $      .01
                                                                  ==========    ==========    ==========   ==========
Weighted average shares outstanding - basic                           50,541        42,055        46,851       41,881
Potential shares exercisable under stock option plans                    479           404           253          288
Potential shares upon exercise of Warrants                               410         1,693           310          969
Potential shares upon conversion of Preferred Stock                       --            --            --           --
                                                                  ----------    ----------    ----------   ----------
Weighted average shares outstanding - diluted                         51,430        44,152        47,414       43,138
                                                                  ==========    ==========    ==========   ==========

Potential shares excluded from above weighted average
 share calculations due to their anti-dilutive effect include:
Upon exercise of options                                                 385         1,082         1,190        1,317
Upon exercise of Warrants                                              1,776         1,776         1,776        1,776

3.   LONG TERM DEBT
     --------------

Long-term debt consists of the following at September 30, 2006, and December 31, 2005:

                                                                          September 30,   December 31,
(Amounts in Thousands)                                                         2006           2005
-----------------------------------------------------------------------   -------------   -------------
                                                                           (Unaudited)
Revolving Credit facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at prime rate plus1/2%
   (8.75% at September 30, 2006), balance due in May 2008.                $          --   $       2,447

Term Loan dated December 22, 2000, payable in equal monthly
   installments of principal of $83, balance due in May 2008, variable interest paid monthly at prime rate plus 1% (9.25% at September 30,
   2006).                                                                         5,750           6,500

Promissory Note dated June 25, 2001, payable in semiannual installments on September 30 and December 31 through December 31, 2008, variable interest accrues at the applicable law rate determined under the
   IRS Code Section (10.0% on September 30, 2006) and is payable in
   one lump sum at the end of installment period.                                 1,834           2,234

Installment Agreement dated June 25, 2001, payable in semiannual installments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable law rate determined under the IRS Code Section (10.0% on September 30, 2006) and is
   payable in one lump sum at the end of installment period.                        453             553

Various capital lease and promissory note obligations,  payable 2006 to
   2010, interest at rates ranging from 5.0% to 15.7%.                            1,167           1,641
                                                                          -------------   -------------
                                                                                  9,204          13,375
  Less current portion of long-term debt                                          2,445           2,678
                                                                          -------------   -------------
                                                                          $       6,759   $      10,697
                                                                          =============   =============

REVOLVING CREDIT AND TERM LOAN AGREEMENT

On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank, as amended. The Agreement provides for a term loan ("Term Loan") in the amount of $7,000,000, which requires monthly installments of $83,000 with the remaining unpaid principal balance due on May 31, 2008. The Agreement also provides for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary. As of September 30, 2006, the excess availability under our Revolving Credit was $12,154,000 based on our eligible receivables.

Pursuant to the Agreement, as amended, the Term Loan bears interest at a floating rate equal to the prime rate plus 1%, and the Revolving Credit at a floating rate equal to the prime rate plus 1/2%. The loans are subject to a prepayment fee of 1% until March 25, 2006, and 1/2% until March 25, 2007.

PROMISSORY NOTE

In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation ("PDC"), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2006 will be approximately $400,000 semiannually. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended (10% on September 30, 2006) and payable in one lump sum at the end of the loan period. On September 30, 2006, the outstanding balance was $3,512,000 including accrued interest of approximately $1,678,000. Pursuant to the agreement the accrued interest is to be paid at the end of the term, and as such, is recorded as a long-term liability. PDC has directed M&EC to make all payments under the promissory note directly to the Internal Revenue Service ("IRS") to be applied to PDC's obligations under its installment agreement with the IRS.

INSTALLMENT AGREEMENT

Additionally, M&EC entered into an installment agreement with the IRS for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2006 will be approximately $100,000 semiannually. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On September 30, 2006, the rate was 10%. On September 30, 2006, the outstanding balance was $854,000 including accrued interest of approximately $401,000. The accrued interest is to be paid at the end of the term, and as such, is recorded as a long-term liability, pursuant to the terms of the agreement.

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

LEGAL

In the normal course of conducting our business, we are involved in various litigations. There has been no material change in legal proceedings from those disclosed previously in the Company's Form 10-K for the year ended December 31, 2005, and our Forms 10-Qs for the quarterly periods ended March 31, 2006 and June 30, 2006.

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

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that in the event of closure our permitted facilities will be closed in accordance with the regulations. The policy provides $35 million of financial assurance coverage of which the coverage amount totals $29,211,000 at September 30, 2006, and has available capacity to allow for annual inflation and other performance and surety bond requirements.

This finite risk insurance policy required an upfront payment of $4.0 million, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account. In February 2006, we paid our third of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of September 30, 2006, we have recorded $4,471,000 in our sinking fund on the balance sheet, which includes interest earned of $264,000 on the sinking fund through September 30, 2006. Interest income for the three and nine months ended September 30, 2006, was $52,000 and $141,000, respectively.

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

PFP recognized a loss of $6,000 for the three months ended September 30, 2006, as compared to an operating loss of $109,000 and revenues of $214,000 during the three months ended September 30, 2005. PFP recorded a loss of $352,000 for the nine months ended September 30, 2006, and revenue of $607,000 and an operating loss of $249,000 for the nine months ended September 30, 2005. The loss in 2006, was partially due to early termination costs of $187,000 associated with our early termination of our leased property. The assets and liabilities related to PFP have been reclassified into separate categories in the Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005. The assets are recorded at their recoverable values as defined by SFAS 144, "Accounting for the Impairment on Disposal of Long-lived Assets", and consist of equipment of $106,000. PFP has no liabilities on the books as of September 30, 2006.

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

PFMI recorded a loss of $125,000 for the three months ended September 30, 2006, and a income of $860,000 for the three months ended September 30, 2005. PFMI recognized a income of $817,000 for the nine months ended September 30, 2006 and a income of $571,000 for the same period in 2005. Our income for the nine months in 2006 was a result of a reduction of $1,181,000 in our environmental accrual due to our re-evaluation of the accrual we have recorded for the closure and remediation activities we are performing. During the last half of 2005 we settled the three insurance claims we submitted relative to the two fires at PFMI, a property claim for the first fire and a property claim and business interruption claim for the second fire. During 2004, we recorded a receivable of $1,585,000 based on negotiations with the insurance carrier on the business interruption claim. The income from recording this receivable was recorded as a reduction of "loss from discontinued operations" and reduced the operating losses for 2004. During 2005, we received insurance proceeds and claim settlements of $3,253,000 for settlement of all three claims. Of these proceeds, $1,476,000 was recorded as income from discontinued operations during the third quarter of 2005, which is net of $192,000 paid for public adjustor fees.

Assets and liabilities related to the discontinued operation have been reclassified to separate categories in the Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005. As of September 30, 2006, assets are recorded at their recoverable values, and consist of property and equipment of $600,000. Liabilities as of September 30, 2006, consist of accounts payable and current accrued expenses of $92,000, environmental accruals of $656,000, and a pension payable of $1,434,000. The pension plan withdrawal liability is a result of the termination of the union employees of PFMI. The former PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period. This obligation is recorded as a long-term liability, with a current portion of $146,418 that we expect to pay over the next year.

As a result of the discontinuation of operations at the PFMI facility, we are required to complete certain closure and remediation activities pursuant to our RCRA permit. Also, in order to close and dispose of the facility, we may have to complete certain additional remediation activities related to the land, building, and equipment. The level and cost of the clean-up and remediation will be determined by state mandated requirements, the extent to which, are not known at this time. Also, impacting this estimate is the level of contamination discovered, as we begin remediation, and the related clean-up standards which must be met in order to dispose of or sell the facility. We engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we originally estimated the cost of this environmental closure and remediation liability to be $2,464,000. During 2006 we re-evaluated our estimated environmental accrual and the required activities to close and remediate the facility, and during the quarter ended June 30, 2006, we began implementing a modified methodology to remediate the facility. As a result of the reevaluation and the change in methodology we reduced the accrual by $1,181,000. We have spent approximately $627,000 for closure costs since September 30, 2004, of which approximately $72,000 has been spent during the first nine months of 2006, and $439,000 was spent in 2005. We have $656,000 accrued for the closure, as of September 30, 2006, and we anticipate spending $43,000 in the fourth quarter of 2006 with the remainder over the next two to five years.

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

The table below presents certain financial information in thousands by business segment as of and for the three and nine months ended September 30, 2006 and 2005.

SEGMENT REPORTING FOR THE QUARTER ENDED SEPTEMBER 30, 2006

                                                                                     Segments                       Consolidated
                                    Industrial        Nuclear      Engineering         Total       Corporate (2)       Total
                                   ------------    ------------    ------------    ------------    -------------    ------------
Revenue from external customers    $      9,178    $     11,023(3) $      1,065    $     21,266    $          --    $     21,266
Inter-company revenues                      579             383             172           1,134               --           1,134
Gross profit                              1,960           4,127             241           6,328               --           6,328
Interest income                              --              --              --              --              100             100
Interest expense                             55             127               -             182              149             331
Interest expense-financing fees              --              --              --              --               48              48
Depreciation and amortization               422             784              10           1,216               14           1,230
Segment profit (loss)                      (355)          2,248              95           1,988           (1,553)            435
Segment assets(1)                        22,807          67,653           2,407          92,867           11,419(4)      104,286
Expenditures for segment assets             221           1,994               8           2,223               25           2,248
Total long-term debt                        922           2,515              17           3,454            5,750(5)        9,204

SEGMENT REPORTING FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                                                                     Segments                       Consolidated
                                    Industrial        Nuclear      Engineering         Total       Corporate (2)       Total
                                   ------------    ------------    ------------    ------------    -------------    ------------
Revenue from external customers    $     10,884    $     11,258(3) $        684    $     22,826    $          --    $     22,826
Intercompany revenues                        21             573             130             724               --             724
Gross profit                              2,373           4,162             185           6,720               --           6,720
Interest income                               3               1              --               4               --               4
Interest expense                             19             202               5             226              156             382
Interest expense-financing fees              --              --              --              --               48              48
Depreciation and amortization               456             701              10           1,167               11           1,178
Segment profit (loss)                       470           2,369              61           2,900           (1,321)          1,579
Segment assets(1)                        24,791          63,671           2,136          90,598            9,178(4)       99,776
Expenditures for segment assets             289             375               5             669                3             672
Total long-term debt                      1,319           3,800              25           5,144           11,531(5)       16,675

SEGMENT REPORTING FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

                                                                                     Segments                       Consolidated
                                    Industrial        Nuclear      Engineering         Total       Corporate (2)       Total
                                   ------------    ------------    ------------    ------------    -------------    ------------
Revenue from external customers    $     26,874    $     36,288(3) $      2,737    $     65,899    $          --    $     65,899
Intercompany revenues                     1,257           1,848             413           3,518               --           3,518
Gross profit                              5,956          14,662             692          21,310               --          21,310
Interest income                               6              --              --               6              189             195
Interest expense                             79             362               1             442              632           1,074
Interest expense-financing fees               1              --              --               1              144             145
Depreciation and amortization             1,326           2,254              30           3,610               38           3,648
Segment profit (loss)                    (1,562)          8,451             246           7,135           (4,766)          2,369
Segment assets(1)                        22,807          67,653           2,407          92,867           11,419(4)      104,286
Expenditures for segment assets             760           3,212              59           4,031               50           4,081
Total long-term debt                        922           2,515              17           3,454            5,750(5)        9,204

SEGMENT REPORTING FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                                                     Segments                       Consolidated
                                    Industrial        Nuclear      Engineering         Total       Corporate (2)       Total
                                   ------------    ------------    ------------    ------------    -------------    ------------
Revenue from external customers    $     31,293    $     35,962(3) $      2,145    $     69,400    $          --    $     69,400
Intercompany revenues                     1,103           2,012             353           3,468               --           3,468
Gross profit                              5,177          13,950             482          19,609               --          19,609
Interest income                               5               1              --               6               --               6
Interest expense                            383             549              11             943              233           1,176
Interest expense-financing fees              --               2              --               2              267             269
Depreciation and amortization             1,389           2,090              30           3,509               32           3,541
Segment profit (loss)                      (638)          8,268             134           7,764           (4,347)          3,417
Segment assets(1)                        24,791          63,671           2,136          90,598            9,178(4)       99,776
Expenditures for segment assets             949            1249              15           2,213               27           2,240
Total long-term debt                      1.319           3,800              25           5,144           11,531(5)       16,675

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment, and exclude assets of discontinued operations of $706,000 for the quarter ending September 30, 2006.

(2) Amounts reflect the activity for corporate headquarters not included in the segment information.

(3) The consolidated revenues within the Nuclear segment include the LATA/Parallax revenues for the three and nine months ended September 30, 2006, which total $2,672,000 or 12.6% and $7,344,124 or 11.1% of total revenues, respectively. No revenues from LATA/Parallax were recorded in 2005. Consolidated revenues within the Nuclear segment also include Bechtel Jacobs revenues of $1,629,000 or 7.7% and $4,892,000 or 7.5% for the three and nine months ended September 30, 2006, respectively. Bechtel Jacobs revenues for the same periods in 2005 were $4,950,000 or 21.7% and $11,358,000 or 16.4%.

(4) Amount includes assets from Perma-Fix of Michigan, Inc., and Perma-Fix of Pittsburgh, Inc., that will be transferred to facilities in "continuing" operations.

(5) Includes the balance outstanding from our revolving line of credit and term loan, which is utilized by all of our segments.

7.   CAPITAL STOCK
     -------------

During the nine months ended September 30, 2006, we issued 6,673,290 shares of our Common Stock upon exercise of certain warrants, at exercise prices from $1.44 to $1.75 per share, of which 73,797 were issued on a cashless basis. Additionally, we issued 401,500 shares of our Common Stock upon exercises of employee stock options, at exercise prices from $1.00 to $2.19 per share. Total proceeds received during the nine months for the warrant and option exercises were $11,971,000.

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

8.   SUBSEQUENT EVENT
     ----------------

The Company signed a letter of intent to acquire Nuvotec USA, Inc. and its wholly owned subsidiary, Pacific EcoSolutions, Inc. (PEcoS), a mixed waste management company, based in Richland, Washington. The acquisition is subject to, among other things, execution of definitive agreements, assessment of liabilities, and registration of the shares of the Company's common stock to be issued in connection with the transaction. Under the letter of intent, as consideration for the purchase, the Company would issue up to $7 million of its shares of common stock; assume certain debts and obligations of Nuvotec and PEcosS; and, based on the amount of debts and obligations assumed, pay a certain amount in cash. If this transaction is completed, at the time of closing, Nuvotec's principal asset will be PEcoS. PEcoS' facility is permitted to treat, store and process hazardous, low level radioactive, and mixed waste, and is located adjacent to the Department of Energy's (DOE) Hanford site.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 PART I, ITEM 2

FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things,

   o    improve our operations and liquidity;
   o    anticipated improvement in the financial performance of the Company;
   o ability to comply with the Company's general working capital requirements;
   o ability to be able to continue to borrow under the Company's revolving line of credit;
   o ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and the Company's facilities in Memphis, Tennessee; Detroit, Michigan; Valdosta, Georgia; and Tulsa, Oklahoma;
   o    ability to remediate certain contaminated sites for projected amounts;
   o    ability to fund budgeted capital expenditures during 2006;
   o expanding within the mixed waste market, as well as more complex waste streams;
   o    growth of our Nuclear segment;
   o no expectation to close any facilities, other than the Michigan and Pittsburgh facilities;
   o expect backlog levels to continue to fluctuate within acceptable levels throughout 2006;
   o continue to position the Nuclear segment well, from a processing revenue perspective;
   o accrued $656,000 of closure cost for our Michigan facility as of September 30, 2006, and we anticipate spending $43,000 in the fourth quarter of 2006 with the remainder over the next two to five years;
   o continue to invest our working capital back into our facilities to fund capital additions within both the Nuclear and industrial segments;
   o    to remain profitable in the foreseeable future;
   o anticipate that substantial additional capital expenditures will be required in order to bring PFD or PFTS facility in compliance with the requirements of a Title V air permit;
   o expect to fund the expenses to remediate the sites from funds generated internally;
   o entered into a letter of intent to acquire Nuvotec USA, Inc. and its wholly owned subsidiary, Pacific EcoSoultions, Inc. ("PEco'S").

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

   o discovery of additional contamination or expanded contamination at a certain Dayton, Ohio, property formerly leased by the Company or the Company's facilities at Memphis, Tennessee; Valdosta, Georgia; Detroit, Michigan; and Tulsa, Oklahoma, which would result in a material increase in remediation expenditures;
   o changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
   o    potential increases in equipment, maintenance, operating or labor costs;
   o    management retention and development;
   o financial valuation of intangible assets is substantially less than expected;
   o termination of the Oak Ridge Contracts as a result of our lawsuit against Bechtel Jacobs or otherwise;
   o the requirement to use internally generated funds for purposes not presently anticipated;
   o    inability to continue to be profitable on an annualized basis;
   o the inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
   o the determination that PFMI, PFSG, or PFO was responsible for a material amount of remediation at certain superfund sites;
   o terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
   o determination that PFD is required to have a Title V air permit in connection with its operations, or is determined to have violated environmental laws or regulations in a material manner;
   o risk factors contained in our 2005 Annual Report on Form 10-K and Form 10-Qs for quarters ended March 31, 2006 and June 30, 2006; and
   o the acquisition is subject to, among other things, execution of definitive agreements, completion of due diligence and registration of the shares of the company's common stock to be issued in connection with the transaction

The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

We provide services through three reportable operating segments. The Industrial Waste Management Services segment ("Industrial segment") is engaged in on-site and off-site treatment, storage, disposal and processing of a wide variety of by-products and industrial, hazardous and non-hazardous wastes, and with recent acquisitions, added 24-hour emergency response, vacuum services and marine and industrial maintenance services. The segment operates and maintains facilities and businesses in the waste by-product brokerage, on-site treatment and stabilization, and off-site blending, treatment and disposal industries. The Nuclear Waste Management Services segment ("Nuclear segment") provides treatment, storage, processing and disposal services of mixed waste (waste containing both hazardous and low-level radioactive materials) and low-level radioactive wastes, including research, development and on-site and off-site waste remediation. The presence of nuclear and low-level radioactive constituents within the waste streams processed by this segment create different and unique operational, processing and permitting/licensing requirements from those contained within the Industrial segment. Our Consulting Engineering Services segment ("Engineering segment") provides a wide variety of environmental related consulting and engineering services to both industry and government. These services include oversight management of environmental restoration projects, air and soil sampling, compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities.

The third quarter of 2006 reflected a decrease in revenue of $1,560,000 or 6.8% from the same period of 2005. The Industrial segment experienced a decrease of 15.7% due to the loss of the home improvement chain contract in November 2005, and the elimination of non-profitable income streams. The Nuclear segment also experienced a 2.1% decrease due to decreased waste receipts. These reductions were offset by an increase in the Engineering segment of 55.7% from a large non-recurring event project. The third quarter 2006 gross profit decreased by $392,000 or 5.8% from the same period of 2005. Gross profit as a percentage of revenue increased slightly from 29.4% to 29.8%. The Industrial Segment gross profit fell 17.4% reflecting the lower revenue. Third quarter, SG&A was significantly higher than third quarter of 2005 due to costs related to the relocation of the corporate office, costs related to expensing employee and director stock options, and legal fees associated with the Dayton air emission issues. We continue to pursue growth within the Nuclear segment by, among other things, expansion within the mixed waste market, as well as more complex waste streams. This growth is demonstrated by the contract our Nuclear segment received for $9.4 million during the first quarter of 2006 for new mixed waste streams not previously handled by our Nuclear segment, which contract is scheduled to continue through September 2007. We recognized approximately $1,483,000 revenue from this contract during the quarter ended September 2006. Cash flow was significantly impacted with the addition of $10,505,000 from the issuance of 6,149,329 shares of common stock related to the exercise of warrants and options in the third quarter of 2006. This cash flow had positive impact on both interest income and interest expense. Overall net income available to common shareholders was $330,000 for the three months ended September 30, 2006, compared to $1,976,000 from the same period of 2005 or a decrease of 83.2%. Net income available to common shareholders for the three months ended September 30, 2005, included income from discontinued operations of $860,000 resulting from the receipt of insurance proceeds for business interruption at the closed facility in Detroit.

RESULTS OF OPERATIONS

The reporting of financial results and pertinent discussions are tailored to three reportable segments: Industrial, Nuclear and Engineering. The table below should be used when reviewing management's discussion and analysis for the three and nine months ended September 30, 2006 and 2005:

                                                     Three Months Ended                          Nine Months Ended
                                                        September 30,                              September 30,
                                         -----------------------------------------   -----------------------------------------
Consolidated (amounts in thousands)        2006         %        2005         %        2006         %        2005         %
---------------------------------------  --------   --------   --------   --------   --------   --------   --------   --------
Net revenues                             $ 21,266      100.0   $ 22,826      100.0   $ 65,899      100.0   $ 69,400      100.0
Cost of goods sold                         14,938       70.2     16,106       70.6     44,589       67.7     49,791       71.8
                                         --------   --------   --------   --------   --------   --------   --------   --------
    Gross profit                            6,328       29.7      6,720       29.4     21,310       32.3     19,609       28.3
Selling, general and administrative         5,621       26.4      4,643       20.3     17,654       26.8     14,984       21.6
Loss (gain) on disposal of property &
equipment                                      (4)        --          4         --         (3)        --       (333)       (.5)
                                         --------   --------   --------   --------   --------   --------   --------   --------
Income from operations                   $    711        3.3   $  2,073        9.1   $  3,659        5.6   $  4,958        7.1
                                         ========   ========   ========   ========   ========   ========   ========   ========
Interest expense                         $   (331)      (1.6)  $   (382)      (1.7)    $(1074)      (1.6)  $ (1,176)      (1.7)
Interest expense-financing fees               (48)       (.2)       (48)       (.2)      (145)       (.2)      (269)       (.4)
Other income (expense)                        129        (.6)      (388)       1.7        (71)       (.3)      (702)       (.1)
Income from continuing operations             461        2.2      1,255        5.5      2,369        3.6      2,811        4.9
Preferred Stock dividends                      --         --        (30)       (.1)        --         --        (91)       (.1)

SUMMARY - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Net Revenue Consolidated revenues decreased for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, as follows: %

                                           %                     %
(In thousands)                2006      Revenue     2005      Revenue    Change    % Change
-------------------------   --------   --------   --------   --------   --------   --------
Nuclear
-------
  Government waste          $  3,973       18.6   $  2,294       10.1   $  1,679       73.1
  Hazardous/Non-hazardous        829        3.9        830        3.6         (1)        --
  Other nuclear waste          1,920        9.0      3,184       13.9     (1,264)     (39.7)
  LATA/Parallax                2,672       12.6         --         --      2,672         --
  Bechtel Jacobs               1,629        7.7      4,950       21.7     (3,321)     (67.1)
                            --------   --------   --------   --------   --------
     Total                    11,023       51.8     11,258       49.3       (235)      (2.1)

Industrial Revenues
-------------------
  Commercial waste             6,714       31.6      8,659       37.9     (1,945)     (22.5)
  Government services          1,262        5.9        716        3.2        546       76.3
  Oil sales                    1,202        5.7      1,509        6.6       (307)     (20.3)
                            --------   --------   --------   --------   --------
     Total                     9,178       43.2     10,884       47.7     (1,706)     (15.7)

Engineering                    1,065        5.0        684        3.0        381       55.7
-----------                 --------   --------   --------   --------   --------
     Total                  $ 21,266      100.0   $ 22,826      100.0   $ (1,560)      (6.8)
                            ========   ========   ========   ========   ========

The Nuclear segment experienced a slight decline in revenue for the three months ended September 30, 2006 over the same period in 2005. Waste receipts were down from last year reflecting our continued efforts to streamline waste receipts throughout the year. Offsetting this reduction in receipts revenue was increased production revenue for material in inventory. We have earned significant revenues from numerous work releases under our subcontracts relating to remediation of DOE projects during the quarter. Revenues during the third quarter of 2006 under subcontracts relating to federal /DOE projects contributed approximately $8,274,000 revenues for the quarter. The Nuclear segment experienced a decrease in their hazardous and non-hazardous revenues due to the completion in 2005 of a special event soil project performed for existing industrial customers. The segment also experienced a slight decrease in other nuclear waste revenues as a result of the completion of a contract with a Fortune 500 company during 2005. See "Known Trends and Uncertainties - Significant Customers" later in this Managements' Discussion and Analysis for further discussion on our revenues and contracts with the government and their contractors. The backlog of stored waste at September 30, 2006, was $10,048,000 compared to $16,374,000 at December 31, 2005. This decrease reflects our improved efforts to process and dispose of waste streams, including the increased waste receipts received during the last quarter of 2005. We expect backlog levels to continue to fluctuate within acceptable levels throughout 2006, subject to the complexity of the waste streams and timing of receipts and processing of materials. This level of backlog material continues to position the Nuclear segment well, from a processing revenue perspective, as it provides for continued and more consistent processing during slower seasons. The Industrial segment experienced a decrease in revenues for the quarter partially as a result of the loss of our contract with a national home improvement chain in November 2005. The segment could see continued reduction in revenue in 2006 as the segment works to replace the loss of the retail customer with other sources of revenue. The Industrial segment also saw a decrease in revenue from the decision to eliminate unprofitable revenue and replace it with higher margin income. Used oil sales decreased by $307,000 from the prior years due to reductions in the cost of natural gas, which is a common alternative for many of our larger customers. Revenues from the Engineering segment increased during the third quarter of 2006, as a result of an event project that was started during the second quarter of 2006.

Consolidated revenues decreased for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, as follows:

                                          %                     %
(In thousands)                2006     Revenue      2005     Revenue     Change    % Change
-------------------------   --------   --------   --------   --------   --------   --------
Nuclear
-------
  Government waste          $ 12,267       18.6   $ 10,746       15.5   $  1,521       14.1
  Hazardous/Non-hazardous      2,538        3.9      3,614        5.2     (1,076)     (29.8)
  Other nuclear waste          9,247         14     10,244       14.7       (997)      (9.7)
  LATA/Parallax                7,344       11.1         --         --      7,344         --
  Bechtel Jacobs               4,892        7.5     11,358       16.4     (6,466)     (56.9)
                            --------   --------   --------   --------   --------
     Total                    36,288       55.1     35,962       51.8        326         .9

Industrial Revenues
-------------------
  Commercial waste            19,815       30.0     23,967       34.5     (4,152)     (17.3)
  Government services          3,429        5.2      3,513        5.1        (84)      (2.4)
  Oil sales                    3,630        5.5      3,813        5.5       (183)      (4.8)
                            --------   --------   --------   --------   --------
     Total                    26,874       40.7     31,293       45.1     (4,419)     (14.1)

Engineering                    2,737        4.2      2,145        3.1        592         27
-----------                 --------   --------   --------   --------   --------
     Total                  $ 65,899      100.0   $ 69,400      100.0   $ (3,501)      (5.0)
                            ========   ========   ========   ========   ========

The Nuclear segment realized modest revenue growth for the nine months ended September 30, 2006 over the same period in 2005. The increase is principally due to the segment's continued expansion within the mixed waste market, which includes an increase in receipts of higher activity waste liquids, a more complex and difficult waste stream that requires greater technical expertise. Revenues under subcontracts relating to remediation of waste at various DOE facilities contributed approximately $24,502,000 of the revenues for the nine months. The Nuclear segment experienced a decrease in their hazardous and non-hazardous revenues due to the completion in 2005 of a special event soil project performed for existing industrial customers. The segment additionally experienced a slight decrease in government waste revenues, as they focused on other projects. The Industrial segment experienced a decrease in revenues for the nine months primarily due to the loss of our contract with a national home improvement chain in November 2005. The segment could see continued reduction in revenue in 2006 as the segment works to replace the loss of the retail customer with other sources of revenue. The Industrial segment also saw a decrease in revenue from government services due to the expiration of one of our government contracts, in the spring of 2005, and the re-bid and subsequent lower revenues related to another government contract. Used oil sales for the Industrial segment were down $183,000 due to the impact of lower revenues in the third quarter as previously discussed. The Engineering segment experienced an increase in revenue during the first nine months of 2006, as a result of an event project that was started during the second quarter of 2006.

Cost of Goods Sold

Cost of goods sold decreased for the quarter ended September 30, 2006, compared to the quarter ended September 30, 2005, as follows:

                                     %                     %
(In thousands)           2006     Revenue      2005     Revenue     Change
---------------------  --------   --------   --------   --------   --------
Nuclear                $  6,896       62.6   $  7,096       63.0   $   (200)
Industrial                7,218       78.6      8,511       78.2     (1,293)
Engineering                 824       77.4        499       73.0        325
                       --------   --------   --------   --------   --------
      Total            $ 14,938       70.2   $ 16,106       70.6   $ (1,168)
                       ========   ========   ========   ========   ========

The Nuclear segment showed a slight decrease in cost of goods sold as a result of the reduced revenues during the quarter. The decrease in the Industrial segment is partially a result of the decrease in revenue, but is also reflective of various changes made during the quarter to streamline operations to operate more regionally, thus cutting transportation costs and other related expenses. The Engineering segment saw an increase in their cost of goods sold as a result of pass through cost related to the increased event revenues for the quarter. Included within cost of goods sold is depreciation and amortization expense of $1,148,000 and $1,095,000 for the three months ended September 30, 2006, and 2005, respectively.

Cost of goods sold decreased for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, as follows:

                                     %                     %
(In thousands)           2006     Revenue      2005     Revenue     Change
---------------------  --------   --------   --------   --------   --------
Nuclear                $ 21,626       59.6   $ 22,013       61.2   $   (387)
Industrial               20,918       77.8     26,116       83.5     (5,198)
Engineering               2,045       74.7      1,662       77.5        383
                       --------   --------   --------   --------   --------
      Total            $ 44,589       67.7   $ 49,791       71.7   $ (5,202)
                       ========   ========   ========   ========   ========

We saw a decrease in cost of goods sold within both the Nuclear and Industrial segments, as we focus to streamline costs. The Nuclear segment showed a slight decrease in cost of goods sold consistent with the modest decrease in revenue. The segment continues to pursue waste streams that are more complex in nature and have higher radioactivity levels which contain greater processing risk and the potential for higher margins. This reduction is evidence of the segment's success in its efforts to process these more complex waste streams. The decrease in the Industrial segment is partially a result of the decrease in revenue, but is also reflective of various changes made during the nine months to streamline operations to operate more regionally, thus cutting transportation costs and other related expenses. The Engineering segment saw an increase in their cost of goods sold as a result of their improved revenues for the nine months. Included within cost of goods sold is depreciation and amortization expense of $3,397,000 and $3,281,000 for the nine months ended September 30, 2006, and 2005, respectively.

Gross Profit
Gross profit for the quarter ended September 30, 2006, increased over 2005, as follows:

                                     %                     %
(In thousands)           2006     Revenue      2005     Revenue     Change
---------------------  --------   --------   --------   --------   --------
Nuclear                $  4,127       37.4   $  4,162       37.0   $    (35)
Industrial                1,960       21.4      2,373       21.8       (413)
Engineering                 241       22.6        185       27.1         56
                       --------   --------   --------   --------   --------
      Total            $  6,328       29.8   $  6,720       29.4   $   (392)
                       ========   ========   ========   ========   ========

The Nuclear segment saw a decrease in the gross profit primarily as a result of the reduced revenue for the quarter as compared to 2005. The mix of the waste streams being handled, as well as additional costs associated with the start up of our project with LATA/Parallax also impacted the gross profit as a percent of revenue. The Industrial segment saw a decrease in the gross profit primarily as a result of the reduced revenue in the quarter. Additionally, the segment continues to focus on more profitable waste streams, cutting costs and streamlining the processes. The Engineering segment gross profit increased slightly, while gross profit percentage fell, based on the event project, which produced higher than normal pass through costs.

Gross profit for the nine months ended September 30, 2006, increased over 2005, as follows:

                                     %                     %
(In thousands)           2006     Revenue      2005     Revenue     Change
---------------------  --------   --------   --------   --------   --------
Nuclear                $ 14,662       40.4   $ 13,950       38.8   $    712
Industrial                5,956       22.2      5,177       16.5        779
Engineering                 692       25.3        482       22.5        210
                       --------   --------   --------   --------   --------
      Total            $ 21,310       32.3   $ 19,609       28.3   $  1,701
                       ========   ========   ========   ========   ========

The resulting increase in gross profit in the Nuclear segment is a result of the increased revenue, as well as the mix of waste to higher margin material as discussed above. The cost savings is also reflected in the increased gross profit as a percentage of revenue, which was achieved by our becoming more efficient at the treatment of the waste, as well as the type of waste streams being handled. The Industrial segment saw a significant increase in gross profit as a result of the segment's focus on more profitable waste streams, cutting costs and streamlining the processes and the elimination of last year's adverse affect of oil contamination to one of our waste streams. This was also reflected in increase in the gross profit percentage. The Engineering segment gross profit increased slightly, as did their gross profit percentage, due to their reduction of fixed payroll costs from the lower staffing levels, and from their increased revenues.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased for the three months ended September 30, 2006, as compared to the corresponding period for 2005, as follows:

                                     %                     %
(In thousands)           2006     Revenue      2005     Revenue     Change
---------------------  --------   --------   --------   --------   --------
Administrative         $  1,458         --   $  1,117         --   $    341
Nuclear                   1,745       15.8      1,572       14.0        173
Industrial                2,273       24.8      1,832       16.8        441
Engineering                 145       13.6        122       17.8         23
                       --------   --------   --------   --------   --------
      Total            $  5,621       26.3   $  4,643       20.3   $    978
                       ========   ========   ========   ========   ========

Our SG&A expenses in the administrative area increased as compared to the same three months of 2005. Payroll and other expenses related to the relocation of the Corporate office as well as expenses related to stock option expense required under FAS 123R increased administrative expense. The Nuclear segment's SG&A expenses increased as the segment has expanded its management staff to more efficiently bid on new contracts service, manage its facilities and increase its efforts towards compliance with corporate policies and regulatory agencies. The increase in the Industrial segment was a result of increased legal fees as we work to resolve certain legal issues at our facilities, as well as costs incurred in connection with environmental compliance of the facilities. The costs associated with environmental compliance were a result of our reevaluation and additional provisions made to certain of our environmental reserves. See Environmental Contingencies later in this Management's Discussion and Analysis for further discussion on our environmental reserves. The Engineering segment increase was the result of increased payroll and an adjustment to bad debt reserve of $12,000. Included in SG&A expenses is depreciation and amortization expense of $82,000 and $83,000 for the three months ended September 30, 2006, and 2005, respectively.

SG&A expenses increased for the nine months ended September 30, 2006, as compared to the corresponding period for 2005, as follows:

                                     %                     %
(In thousands)           2006     Revenue      2005     Revenue     Change
---------------------  --------   --------   --------   --------   --------
Administrative         $  4,143         --   $  3,846         --   $    297
Nuclear                   5,693       15.7      5,063       14.1        630
Industrial                7,373       27.4      5,734       18.3      1,639
Engineering                 445       16.2        341       15.9        104
                       --------   --------   --------   --------   --------
      Total            $ 17,654       26.8   $ 14,984       21.6   $  2,670
                       ========   ========   ========   ========   ========

Our SG&A expenses increased both in the administrative area and throughout the segments. The increase in the administrative area were primarily impacted by the relocation of the Corporate office in the third quarter, and the year to date impact of accounting for stock options as required under FAS 123R. The increase within the Nuclear segment was due to their continued efforts to expand the management staff to more efficiently bid on new contracts, service and manage its facilities and increase the efforts towards compliance with corporate policies and regulatory agencies. The increase in the Industrial segment was a result of increased legal fees as we work to resolve certain legal issues at our facilities, additional provisions made to certain environmental reserves in connection with environmental compliance of the facilities, and payroll increases in sales. The Engineering segment increase was the result of increased payroll and commission expenses related to increases in revenue. Included in SG&A expenses is depreciation and amortization expense of $251,000 and $260,000 for the nine months ended September 30, 2006, and 2005, respectively.

Gain on Disposal of Property and Equipment

During June 2005, we sold property at our facility in Maryland. The sale was for net proceeds of $695,000, for land and building with a net book value of $332,000. The resulting gain of $363,000 was included in income from operations, and was partially offset by losses on disposal of other equipment of approximately $26,000.

Interest Expense

Interest expense decreased for the quarter ended September 30, 2006, and decreased for the nine months ended September 30, 2006, as compared to the corresponding periods of 2005.

                         Three Months                  Nine Months
                 ---------------------------   ---------------------------
(In thousands)     2006      2005     Change     2006      2005     Change
--------------   -------   -------   -------   -------   -------   -------
PNC interest     $   146   $   199   $   (53)  $   596   $   553   $    43
Other                185       183         2       478       623      (145)
                 -------   -------   -------   -------   -------   -------
    Total        $   331   $   382   $   (51)  $ 1,074   $ 1,176   $  (102)
                 =======   =======   =======   =======   =======   =======

The decrease for the quarter ended September 30, 2006 is principally a result the overall improvement in our debt position accelerated by the exercise of warrants and options for the purchase of 6,149,329 shares of our Common Stock during the quarter, which added approximately $ 10,505,000 of cash. This cash inflow allowed us to eliminate the use of the revolver debt at the end of July 2006.

The decrease for the nine months ended September 30, 2006 is due to the full repayment of a $3.5 million unsecured promissory note in August 2005, and from the final repayment of various other debt obligations.

Interest Expense - Financing Fees

Interest expense-financing fees remained consistent for the quarter ended September 30, 2006, as compared to the corresponding period of 2005, and decreased by $124,000 for the nine months ended September 30, 2006, from the same period during 2005. The decrease was principally a result of entering into Amendment No. 4 and Amendment No. 5 with PNC during 2005, which extended the maturity date on the term loan and revolver agreements to May 2008. The remaining financing fees are now amortized through May 2008. As of September 30, 2006, the unamortized balance of prepaid financing fees is $315,000, which is comprised of unamortized financing fees from the original PNC debt and Amendment No. 4 and Amendment No. 5. These prepaid financing fees will be amortized through May 2008 at a rate of $16,000 per month.

Preferred Stock Dividends

Preferred Stock dividends were $30,000 and $91,000 for the three and nine months ended September 30, 2005, respectively. The Preferred dividends were comprised of dividends from our Series 17 Preferred Stock, which was converted to Common Stock in September 2005.

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

PFP recognized a loss of $6,000 for the three months ended September 30, 2006, as compared to an operating loss of $109,000 and revenues of $214,000 during the three months ended September 30, 2005. PFP recorded a loss of $352,000 for the nine months ended September 30, 2006, and revenue of $607,000 and an operating loss of $249,000 for the nine months ended September 30, 2005. The loss in 2006 was partially due to early termination costs of $200,000 associated with our early termination of our leased property. The assets and liabilities related to PFP have been reclassified into separate categories in the Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005. The assets are recorded at their net realizable value, and consist of equipment of $106,000. PFP has no liabilities on the books as of September 30, 2006.

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

PFMI recorded a loss of $125,000 for the three months ended September 30, 2006, and a gain of $860,000 for the three months ended September 30, 2005. PFMI recognized a gain of $817,000 for the nine months ended September 30, 2006 and a gain of $571,000 for the same period in 2005. Our gain for the nine months in 2006 was a result of a reduction of $1,181,000 in our environmental accrual due to our re-evaluation of the accrual we have recorded for the closure and remediation activities we are performing. Our gain for the nine months of 2005 were the result of the settlement of three insurance claims we submitted relative to the two fires at PFMI, a property claim for the first fire and a property claim and business interruption claim for the second fire. During 2004, we recorded a receivable of $1,585,000 based on negotiations with the insurance carrier on the business interruption claim. The income from recording this receivable was recorded as a reduction of "loss from discontinued operations" and reduced the operating losses for 2004. During 2005, we received insurance proceeds and claim settlements of $3,253,000 for settlement of all three claims. Of these proceeds, $1,476,000 was recorded as income from discontinued operations during the third quarter of 2005, which is net of $192,000 paid for public adjustor fees.

Assets and liabilities related to the discontinued operation have been reclassified to separate categories in the Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005. As of September 30, 2006, assets are recorded at their estimated net realizable values, and consist of property and equipment of $600,000. Liabilities as of September 30, 2006, consist of accounts payable and current accrued expenses of $92,000, environmental accruals of $656,000, and a pension payable of $1,434,000. The pension plan withdrawal liability is a result of the termination of the union employees of PFMI. The former PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period. This obligation is recorded as a long-term liability, with a current portion of $125,000 that we expect to pay over the next year.

As a result of the discontinuation of operations at the PFMI facility, we are required to complete certain closure and remediation activities pursuant to our RCRA permit. Also, in order to close and dispose of the facility, we may have to complete certain additional remediation activities related to the land, building, and equipment. The level and cost of the clean-up and remediation will be determined by state mandated requirements, the extent to which, are not known at this time. Also, impacting this estimate is the level of contamination discovered, as we begin remediation, and the related clean-up standards which must be met in order to dispose of or sell the facility. We engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we originally estimated the cost of this environmental closure and remediation liability to be $2,464,000. During 2006 we re-evaluated our estimated environmental accrual and the required activities to close and remediate the facility, and during the quarter ended June 30, 2006, we began implementing a modified methodology to remediate the facility. As a result of the reevaluation and the change in methodology we reduced the accrual by $1,181,000. We have spent approximately $627,000 for closure costs since September 30, 2004, of which approximately $72,000 has been spent during the first half of 2006, and $439,000 was spent in 2005. We have $656,000 accrued for the closure, as of September 30, 2006, and we anticipate spending $43,000 in the fourth quarter of 2006 with the remainder over the next two to five years.

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

At September 30, 2006, we had cash of $2,549,000. The following table reflects the cash flow activities during the first nine months of 2006.

          (In thousands)                                         2006
          ------------------------------------------------   ------------
          Cash used by operations                            $       (746)
          Cash used in investing activities                        (4,548)
          Cash provided by financing activities                     7,749
                                                             ------------
          Increase in cash                                   $      2,455
                                                             =============

Due to the cash proceeds from the issuance of common stock in July 2006, we are not currently in a net borrowing position. We attempt to move all excess funds into a Money Market Sweep account. In order to maximize the interest earned. When we are in a net borrowing position, we attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes remittance lock boxes and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the Money Market account or the revolving credit facility if applicable. The cash balance at September 30, 2006, primarily represents payments received during July 2006 for warrant exercises, as well as, minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities

Accounts receivable, net of allowances for doubtful accounts, totaled $13,591,000, a decrease of $3,018,000 over the December 31, 2005, balance of $16,609,000. The Nuclear segment experienced a decrease of $3,290,000 as a result of increased collection efforts and improved turnaround of certain government and commercial accounts receivable. The segment's invoicing was also affected by timing issues related to the final sampling and shipment of wastes to end disposal sites that are delayed due to the complexity of the documentation required for invoicing and the approvals to ship from our generators. The Engineering segment and Industrial segment showed minimal change from December 31, 2005 balance.

Unbilled receivables are generated by differences between invoicing timing and the percentage of completion methodology used for revenue recognition purposes. As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue. We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables. The timing differences occur for several reasons, partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal. The difference also occurs due to our end disposal sites requirement of pre-approval prior to our shipping waste for disposal and our contract terms with the customer that we dispose of the waste prior to invoicing. These delays usually take several months to complete. As of September 30, 2006, unbilled receivables totaled $17,226,000, an increase of $5,278,000 from the December 31, 2005, balance of $11,948,000. This increase is principally due to a backlog for analytical testing that is required after we have processed the waste but prior to disposal, and the complexity of the current contracts, which requires greater levels of documentation and additional testing for final invoicing.

As of September 30, 2006, total consolidated accounts payable was $4,764,000, a decrease of $1,289,000 from the December 31, 2005, balance of $6,053,000. Accounts payable decreased in conjunction with decreased revenues in the Industrial segment due to the loss of the contract with a major home improvement chain effective November 2005. Additionally, accounts payable decreased as a result of improved profitability.

Accrued Expenses as of September 30, 2006, totaled $11,189,000, a decrease of $477,000 over the December 31, 2005, balance of $11,666,000. Accrued expenses are made up of disposal and processing cost accruals, accrued compensation, interest payable, insurance payable and certain tax accruals. The decrease is primarily due to the reduction in insurance payable reflecting the September payment of our insurance premium. In 2005, we used external financing to pay the premium. This decrease is partially offset by increases to disposal accrual from Nuclear facilities related to the timing of our shipments of processed waste.

The working capital position at September 30, 2006, was $15,097,000, as compared to a working capital position of $5,916,000 at December 31, 2005. The increase in this position of $9,181,000 is principally a result of the cash inflow provided from the issuance of 7,074,790 shares of common stock from the exercise of warrants and options primarily in June and July 2006. Our working capital position continues to experience the negative impact of certain liabilities associated with discontinued operations.

Investing Activities

Our purchases of new capital equipment for the nine-month period ended September 30, 2006, totaled approximately $4,084,000 of which, $94,000 was financed, resulting in $3,990,000 funded out of cash flow. These expenditures were for expansion and improvements to the operations principally within the Nuclear segment. These capital expenditures were funded primarily from the proceeds from the exercise of warrants and stock options as previously discussed. We budgeted capital expenditures of approximately $6,800,000 for fiscal year 2006, which includes an estimated $3,570,000 to complete certain current projects committed at December 31, 2005, as well as other identified capital and permit compliance purchases. Our purchases during the first nine months of 2006 include approximately $1,343,000 of those projects committed at December 31, 2005. Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether. We have traditionally incurred actual capital spending totals for a given year less than initial budget amount. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects. We anticipate funding these capital expenditures by a combination of lease financing, internally generated funds, and/or the proceeds received from Warrant exercises.

We have obtained a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that in the event of closure our permitted facilities will be closed in accordance with the regulations. The policy provides $35 million of financial assurance coverage of which the coverage amount totals $29,211,000 at September 30, 2006, and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy required an upfront payment of $4.0 million, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account. In February 2006, we paid our third of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of September 30, 2006, we have recorded $4,471,000 in our sinking fund on the balance sheet, which includes interest earned of $264,000 on the sinking fund as of September 30, 2006. Interest income for the three and nine months ended September 30, 2006, was $52,000 and $141,000, respectively. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, the Insurer will pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

On July 28, 2006, our Board of Directors has authorized a common stock repurchase program to purchase up to $2,000,000 of our Common Stock, through open market and privately negotiated transactions, with the timing, the amount of repurchase transactions and the prices paid under the program as deemed appropriate by management and dependent on market conditions and corporate and regulatory considerations. As of the date of this report, we have not repurchased any of our Common Stock under the program as we continue to evaluate this repurchase program within our internal cash flow and/or borrowings under our line of credit.

Financing Activities

On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank, as amended. The Agreement provides for a term loan ("Term Loan") in the amount of $7,000,000, which requires monthly installments of $83,000 with the remaining unpaid principal balance due on May 31, 2008. The Agreement also provides for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary. As of September 30, 2006, the excess availability under our Revolving Credit was $12,154,000 based on our eligible receivables.

Pursuant to the Agreement, as amended, the Term Loan bears interest at a floating rate equal to the prime rate plus 1%, and the Revolving Credit at a floating rate equal to the prime rate plus 1/2%. The loans are subject to a prepayment fee of 1% until March 25, 2006, and 1/2% until March 25, 2007.

In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation ("PDC"), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2006 will be approximately $400,000 semiannually. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended (10% on September 30, 2006) and payable in one lump sum at the end of the loan period. On September 30, 2006, the outstanding balance was $3,512,000 including accrued interest of approximately $1,678,000. Pursuant to the agreement the accrued interest is to be paid at the end of the term, and as such, is recorded as a long-term liability. PDC has directed M&EC to make all payments under the promissory note directly to the Internal Revenue Service ("IRS") to be applied to PDC's obligations under its installment agreement with the IRS.

Additionally, M&EC entered into an installment agreement with the IRS for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2006 will be approximately $100,000 semiannually. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On September 30, 2006, the rate was 10%. On September 30, 2006, the outstanding balance was $854,000 including accrued interest of approximately $401,000. The accrued interest is to be paid at the end of the term, and as such, is recorded as a long-term liability, pursuant to the terms of the agreement.

During the nine months ended September 30, 2006, we issued 6,673,290 shares of our Common Stock upon exercise of certain warrants, at exercise prices from $1.44 to $1.75 per share, of which 73,797 were issued on a cashless basis. Additionally, we issued 401,500 shares of our Common Stock upon exercises of employee stock options, at exercise prices from $1.00 to $2.19 per share. Total proceeds received during the nine months for the warrant and option exercises were $11,971,000.

In summary, we have continued to take steps to improve our operations and liquidity, as discussed above. However, we continue to invest our working capital back into our facilities to fund capital additions within both the Nuclear and Industrial segments. We have experienced the positive impact of increased accounts receivable collections and increased availability under our Revolving Credit. Additionally, accounts payable have remained relatively steady and within terms. Offsetting these positives is the continued negative impact of current reserves recorded on discontinued operations. The reserves recorded on discontinued operations could be reduced or paid over a longer period of time than initially anticipated. If we are unable to remain profitable in the foreseeable future, such could have a material adverse effect on our liquidity position.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at September 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

                                                        Payments due by period
                                                -----------------------------------------
                                                            2007 -     2010 -     After
Contractual Obligations                Total      2006       2009       2011       2011
----------------------------------   --------   --------   --------   --------   --------
Long-term debt                       $  8,839   $  1,595   $  7,190   $     54   $     --
Interest on long-term debt (1)          2,079         --      2,079         --         --
Interest on variable rate debt (2)        781        131        650         --         --
Operating leases                        3,587        595      2,268        632         92
Finite risk policy (3)                  6,022         --      3,011      2,008      1,003
Pension withdrawal liability (4)        1,434         --        476        403        555
Environmental contingencies (5)         3,476        169      1,964        601        742
Purchase obligations (6)                   --         --         --         --         --
                                     --------   --------   --------   --------   --------
   Total contractual obligations     $ 26,218   $  2,490   $ 17,638   $  3,698   $  2,392
                                     ========   ========   ========   ========   ========

(1) Our IRS Note and PDC Note agreements call for interest to be paid at the end of the term, December 2008.

(2) We have variable interest rates on our Term Loan and Revolving Credit of 1% and 1/2% over the prime rate of interest, respectively, and as such we have made certain assumptions in estimating future interest payments on this variable interest rate debt. We assume an increase in prime rate of 0.25% in each of the years 2006 through 2008. We anticipate full repayment of our Term Loan by May 2008. Our Revolver balance was zero as of September 30, 2006.

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

Accrued Closure Costs. Accrued closure costs represent an environmental liability to clean up a facility in the event we cease operations in an existing facility. The accrued closure costs are estimates based on guidelines developed by federal and/or state regulatory authorities under Resource Conservation and Recovery Act ("RCRA"). Such costs are evaluated annually and adjusted for inflationary factors and for approved changes or expansions to the facilities. Increases due to inflationary factors for 2006 and 2005, have been approximately 2.7%, and 2.1%, respectively, and based on the historical information, we do not expect future inflationary changes to differ materially from the last three years. Increases or decreases in accrued closure costs resulting from changes or expansions at the facilities are determined based on specific RCRA guidelines applied to the requested change. This calculation includes certain estimates, such as disposal pricing, external labor, analytical costs and processing costs, which are based on current market conditions. However, except for the Michigan and Pittsburgh facilities, we have no current intention to close any of our facilities.

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

KNOWN TRENDS AND UNCERTAINTIES

Seasonality. Historically, we have experienced reduced revenues, operating losses and/or decreased operating profits during the first and fourth quarters of our fiscal years due to a seasonal slowdown in operations from poor weather conditions and overall reduced holiday season activities. In the Industrial Segment, our second and third fiscal quarters historically experienced increased revenue and operating profits. In 2006, the Nuclear Segment has worked diligently with the U.S Department of Energy ("DOE") to schedule shipments on a more consistent basis throughout the year. However, as a result of our efforts to schedule shipments on a more consistent basis, we may not experience this seasonality going forward. The maturing process of our Nuclear segment continues to lessen the impact of seasonal fluctuations in all quarters.

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

Significant Customers. While our revenues are principally derived from numerous and varied customers, we have a significant relationship with the federal government and its contractors. During the three and nine months ended September 30, 2006, our Nuclear and Industrial segment performed services relating to waste generated by the federal government, either directly or indirectly as a subcontractor to the federal government, representing approximately $9,536,000 or 44.8%, and $27,932,000 or 42.4% of our consolidated revenues for the respective periods in 2006. Most, if not all, contracts with the federal government or with others as a subcontractor to the federal government provide that the government may terminate or renegotiate the contracts at the government's option at any time.

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

ACQUISITION - LETTER OF INTENT

We have entered into a letter of intent to acquire Nuvotec USA, Inc. ("Nuvotec") and its wholly owned subsidiary, Pacific EcoSolutions, Inc. ("PEcoS"). PEcoS is a hazardous waste, low level radioactive waste and mixed waste (containing both hazardous waste and low level radioactive waste) management company based in Richard, Washington, adjacent to the DOE's Hanford facility. Under the letter of intent, as consideration for the purchase, we would issue $7 million of our shares of common stock, assume certain liabilities of Nuvotec and PEcoS, and based on the amount of debt assumed, pay a certain amount of cash. The acquisition is subject to, among other things, execution of definitive agreements, completion of due diligence and registration of the shares of the Company's common stock to be issued in connection with the transaction. If the transaction is completed, at the closing, Nuvotec's principal asset will be PEcoS. The PEcoS facility is permitted to treat, store, and process hazardous waste, low level radioactive waste and mixed waste, and is located adjacent to the DOE's Hanford site. If the transaction is completed, we intend to fund any consideration consisting of cash payments from our working capital or from borrowings under our Revolving Credit facility.

The Department of Energy's Hanford site was first utilized as part of the Manhattan Project and throughout the Cold War to provide the plutonium and other materials necessary for the development of nuclear weapons. Most of Hanford's reactors were shut down in the 1970s, but vast quantities of nuclear waste still remain at the site. Currently, the Hanford Site is engaged in one of the nation's largest environmental cleanups, which is expected to continue until 2030.

The PEcoS facility is located on 45 acres adjacent to the Hanford site, and is comprised of a low-level radioactive waste (LLRW) facility and a mixed waste
(MW) facility. The LLRW facility has a radioactive materials license, and encompasses approximately 70,000 square feet. The MW facility has RCRA and TSCA permits, a radioactive materials license, and encompasses approximately 80,000 square feet.

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

At September 30, 2006, we had total accrued environmental remediation liabilities of $3,476,000, of which $1,447,000 is recorded as a current liability, a decrease of $919,000 from the December 31, 2005, balance of $4,395,000. During the quarter ended September 30, 2006, we decreased environmental liabilities by $192,000 for payments on the remediation projects. The September 30, 2006, current and long-term accrued environmental balance is as follows:

                         Current          Long-term
                         Accrual           Accrual            Total
                     ---------------   ---------------   ---------------
        PFD          $       280,000   $       464,000   $       744,000
        PFM                  451,000           368,000           819,000
        PFSG                 167,000           662,000           829,000
        PFTS                   7,000            30,000            37,000
        PFMD                      --           391,000           391,000
                     ---------------   ---------------   ---------------
                             905,000         1,915,000         2,820,000
        PFMI                 542,000           114,000           656,000
                     ---------------   ---------------   ---------------
                     $     1,447,000   $     2,029,000   $     3,476,000
                     ===============   ===============   ===============

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes." FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the potential impact of FIN 48 on our financial statements

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect, if any, the adoption of SFAS 157 will have on our financial condition, results of operations and cash flows.

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plan - an amendment of FASB Statement No. 87, 88, 106 and 132(R)." SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS 158 is effective for fiscal years ending after December 15, 2006. We believe that the adoption of SFAS 158 will not have a material impact on our financial position, results of operations or cash flows.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                                 PART I, ITEM 3

We are exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC. As of September 30, 2006, we have no interest swap agreement outstanding, and we were exposed to variable interest rates under our loan arrangements with PNC. The interest rates payable to PNC are based on a spread over prime rate. If our floating rates of interest experienced an upward increase of 1%, our debt service would have increased by approximately $67,000 for the nine months ended September 30, 2006.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                             CONTROLS AND PROCEDURES

                                 PART I, ITEM 4

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

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         -----------------

         There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2005, and Item 1, Part II, of our Form 10-Q for the periods ended March 31, and June 30, 2006.which are incorporated herein by reference.

Item1A.  RISK FACTORS
         ------------

         There have been no material changes from risk factors previously disclosed in our Form 10-K for year ended December 31, 2005.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
         ------------------------------------------------------------

   (c) During the quarter ended September 30, 2006, we sold equity securities, as such term is defined under 12b-2 of the Exchange Act of 1934, as amended, that were not registered under the Securities Act of 1933, as amended, other than as previously reported in a Form 8-K, as follows:

         On July 10, Paul Cronson exercised various warrants to purchase an aggregate of 23,622 shares of our Common Stock, of which 7,599 were issued at a total exercise price of approximately $13,300, or $1.75 per share, and the remaining 16,023 shares were issued utilizing a cashless exercise provision, in accordance with the terms of the warrants.

         On July 7, Herbert Strauss exercised warrants to purchase an aggregate of 102,300 shares of Common Stock, of which 42,300 were issued at a total exercise price of approximately $74,000 or $1.75 per share, and the remaining 60,000 were issued in accordance with the terms of the warrants at a total exercise price of $105,000. The funds utilized by Mr. Strauss for the payment of the exercise price were loaned by the Company to Mr. Strauss on an arms length basis.

         On July 10, Joseph LaMotta exercised warrants to purchase an aggregate of 28,571 shares of Common Stock, at a total exercise price of approximately $50,000 or $1.75 per share, in accordance with the term of the warrants.

         On July 7, Harvey Gelfenbein exercised warrants to purchase an aggregate of 28,571 shares of Common Stock, at a total exercise price of approximately $50,000 or $1.75 per share, in accordance with the term of the warrants.

         On July 5, Jay Langner exercised warrants to purchase an aggregate of 28,571 shares of Common Stock, at a total exercise price of approximately $50,000 or $1.75 per share, in accordance with the term of the warrants.

         On July 10, Ralph Richart exercised warrants to purchase an aggregate of 225,000 shares of Common Stock, at a total exercise price of approximately $394,000 or $1.75 per share, in accordance with the term of the warrants.

         On July 7, Craig Eckenthal exercised warrants to purchase an aggregate of 57,143 shares of Common Stock, at a total exercise price of approximately $100,000 or $1.75 per share, in accordance with the term of the warrants.

         On July 12, Yariv Sapir exercised warrants to purchase an aggregate of 85,714 shares of Common Stock, at a total exercise price of approximately $150,000 or $1.75 per share, in accordance with the term of the warrants.

         Only July 7, Pamela Equities Corporation exercised warrants to purchase an aggregate of 42,857 shares of Common Stock, at a total exercise price of approximately $75,000 or $1.75 per share, in accordance with the term of the warrants.

         On July 5, 2006, Edward Rosenthal exercised warrants to purchase an aggregate of 28,571 shares of Common Stock, at a total exercise price of approximately 50,000 or $1.75 per share, in accordance with the term of the warrants.

         On July 7, Gerald Cramer exercised warrants to purchase an aggregate of 85,715 shares of Common Stock, at a total exercise price of approximately $150,000 or $1.75 per share, in accordance with the term of the warrants.

         On July 7, CICI 1999 Qualified Annuity Trust exercised warrants to purchase an aggregate of 85,715 shares of Common Stock, at a total exercise price of approximately $150,000 or $1.75 per share, in accordance with the term of the warrants.

         On July 7, Jay Whitehall Properties, LLC exercised warrants to purchase an aggregate of 42,857 shares of Common Stock, at a total exercise price of approximately $75,000 or $1.75 per share, in accordance with the term of the warrants.

         On July 14, CRM 1999 Enterprise Fund exercised warrants to purchase an aggregate of 200,000 shares of Common Stock, at a total exercise price of approximately $350,000 or $1.75 per share, in accordance with the term of the warrants.

         On July 20, Kuekenhof Equity Fund, L.P. exercised warrants to purchase an aggregate of 60,000 shares of Common Stock, at a total exercise price of approximately $105,000 or $1.75 per share, in accordance with the term of the warrants.

         On July 20, Kuekenhof Partners L.P. exercised warrants to purchase an aggregate of 40,000 shares of Common Stock, at a total exercise price of approximately $70,000 or $1.75 per share, in accordance with the term of the warrants.

         On July 24, AC Israel Enterprises Inc. exercised warrants to purchase an aggregate of 285,715 shares of Common Stock, at a total exercise price of approximately $500,000 or $1.75 per share, in accordance with the term of the warrants.

         On July 21, Michael Kollender exercised warrants to purchase an aggregate of 6,636 shares of Common Stock, at a total exercise price of approximately $11,613 or $1.75 per share, in accordance with the term of the warrants.

         On July 21, Jeffrey Sherry exercised warrants to purchase an aggregate of 936 shares of Common Stock, at a total exercise price of approximately $1,640 or $1.75 per share, in accordance with the term of the warrants.

         On July 26, Robert Goodwin exercised warrants to purchase an aggregate of 7,601 shares of Common Stock, at a total exercise price of approximately $13,302 or $1.75 per share, in accordance with the term of the warrants.

         On July 20, The Danny Ellis Living Trust exercised warrants to purchase an aggregate of 250,000 shares of Common Stock, at a total exercise price of approximately $437,500 or $1.75 per share, in accordance with the term of the warrants.

         On July 27, Bruce Wrobel exercised warrants to purchase an aggregate of 150,000 shares of Common Stock, at a total exercise price of approximately $262,500 or $1.75 per share, in accordance with the term of the warrants.

         On July 26, Meera Murdeshwar exercised warrants to purchase an aggregate of 8,037 shares of Common Stock, with 1,200 shares @ $1.75 per share and 6,837 @ 1.44 per share, totaling exercise price of approximately $11,950, in accordance with the term of the warrants.

         On July 27, Joseph Paradis exercised warrants to purchase an aggregate of 143,000 shares of Common Stock, at a total exercise price of approximately $250,250 or $1.75 per share, in accordance with the term of the warrants.

         On July 21, David Avital exercised warrants to purchase an aggregate of 143,000 shares of Common Stock, at a total exercise price of approximately $250,250 or $1.75 per share, in accordance with the term of the warrants.

         We used the proceeds from the exercise of the above warrants to reduce its debt and for general working capital. All of the shares of Common Stock described above have been registered for resale by the holders of such Common Stock under a Form S-3 Registration Statement, No. 333-70676.

         The issuance of the above securities by the Company were deemed to be exempt from registration under the Act in reliance upon section 4 (2) of the Securities Act of 1933, as amended (the "Act"), or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Recipients of the securities in each such transaction represented their intentions to acquire such securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments issued in such transaction.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         The Company's annual meeting of stockholders ("Annual Meeting") was held on July 27, 2006. At the Annual Meeting, the following matters were voted on and approved by the stockholders.

              1. The election of seven directors to serve until the next annual meeting of stockholders or until their respective successors are duly elected and qualified.

              2. Ratification of the appointment of BDO Seidman, LLP as the independent auditors of the Company for fiscal 2006.

         The Directors elected at the Annual Meeting and the votes cast for and against or withheld authority for each director are as follows:

                                                        AGAINST OR WITHHOLD
           DIRECTORS                        FOR              AUTHORITY
           -------------------------   --------------   -------------------
           Dr. Louis F. Centofanti       31,804,716           1,164,678
           Jon Colin                     31,962,137           1,007,257
           Jack Lahav                    31,946,837           1,022,557
           Joe R. Reeder                 30,078,402           2,890,992
           Larry Shelton                 32,087,435             881,959
           Dr. Charles E. Young          30,306,376           2,663,018
           Mark A. Zwecker               31,945,037           1,024,357

         Also, at the Annual Meeting the stockholders ratified the appointment of BDO Seidman, LLP as the independent auditors of the Company for fiscal 2006 The votes for, against, abstentions and broker non-votes are as follows:

                                                    AGAINST OR   ABSTENTIONS
                                                     WITHHOLD    AND BROKER
                                          FOR       AUTHORITY     NON-VOTES
                                       ----------   ----------   -----------
     Ratification of the Appointment
     of BDO Seidman, LLP as the
     Independent Auditors              32,939,998     14,198        15,198

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

                                              PERMA-FIX ENVIRONMENTAL SERVICES


Date:  November 9, 2006                       By: /s/ Dr. Louis F. Centofanti
                                                  ------------------------------
                                                  Dr. Louis F. Centofanti
                                                  Chairman of the Board
                                                  Chief Executive Officer


Date:  November 9, 2006                       By: /s/ Steven Baughman
                                                  ------------------------------
                                                  Steven Baughman
                                                  Vice President and
                                                  Chief Financial Officer