Form 10-K
period 2006-12-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2007-04-02
CIK 891532

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                           COMMISSION FILE NO. 1-11596

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                 58-1954497
     ---------------------------------              ----------------------
       State or other jurisdiction                     (IRS Employer
     of incorporation or organization               Identification Number)

      8302 Dunwoody Place, #250, Atlanta, GA                30350
     ----------------------------------------             ----------
     (Address of principal executive offices)             (Zip Code)

                                 (770) 587-9898
                         -------------------------------
                         (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
          Title of each class                         which registered
     -----------------------------                ------------------------
     Common Stock, $.001 Par Value                  Boston Stock Exchange

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

     Yes  [ ]      No  [X]

The aggregate market value of the Registrant's voting and non-voting common equity held by nonaffiliates of the Registrant computed by reference to the closing sale price of such stock as reported by NASDAQ as of the last business day of the most recently completed second fiscal quarter (June 30, 2006), was approximately $92,323,000. For the purposes of this calculation, all executive officers and directors of the Registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors or officers, are, in fact, affiliates of the Registrant. The Company's Common Stock is listed on the NASDAQ Capital Markets and the Boston Stock Exchange.

As of March 26, 2007, there were 52,017,244 shares of the registrant's Common Stock, $.001 par value, outstanding.

Documents incorporated by reference:  none

================================================================================

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                                      INDEX

                                                                                                Page No.
PART I

  Item 1.     Business..........................................................................   1

  Item 1A.    Risk Factors......................................................................  13

  Item 1B.    Unresolved Staff Comments.........................................................  18

  Item 2.     Properties........................................................................  18

  Item 3.     Legal Proceedings.................................................................  18

  Item 4.     Submission of Matters to a Vote of Security Holders...............................  20

  Item 4A.    Executive Officers of the Registrant .............................................  20

PART II

  Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters ............  22

  Item 6.     Selected Financial Data ..........................................................  24

  Item 7.     Management's Discussion and Analysis of Financial Condition
              And Results of Operations.........................................................  25

  Item 7A.    Quantitative and Qualitative Disclosures About Market Risk........................  47

              Special Note Regarding Forward-Looking Statements.................................  48

  Item 8.     Financial Statements and Supplementary Data.......................................  50

  Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...............................................  89

  Item 9A.    Controls and Procedures...........................................................  89

  Item 9B.    Other Information.................................................................  94

PART III

  Item 10.    Directors, Executive Officers and Corporate Governance............................  94

  Item 11.    Executive Compensation............................................................  97

  Item 12.    Security Ownership of Certain Beneficial Owners and Management.................... 108

  Item 13.    Certain Relationships and Related Transactions, and Director Independence......... 112

  Item 14.    Principal Accountant Fees and Services............................................ 113

PART IV

  Item 15.    Exhibits and Financial Statement Schedules........................................ 115

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW AND PRINCIPAL PRODUCTS AND SERVICES

Perma-Fix Environmental Services, Inc. (the Company, which may be referred to as we, us, or our), an environmental and technology know-how company, is a Delaware corporation organized in 1990, and is engaged through its subsidiaries, in:

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

We were incorporated in December of 1990. Our executive offices are located at 8302 Dunwoody Place, Suite 250, Atlanta, Georgia 30350.

WEBSITE ACCESS TO COMPANY'S REPORTS

Our internet website address is www.perma-fix.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("Commission"). Additionally, we make available free of charge on our internet website:

     o    our Code of Ethics;

     o    the charter of our Corporate Governance and Nominating Committee;

     o    our Anti-Fraud Policy;

     o    the charter of our Audit Committee.

SEGMENT INFORMATION AND FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

During 2006, we were engaged in three operating segments. Pursuant to FAS 131, we define an operating segment as:

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

Most of our activities are conducted nationwide; however, our Industrial segment maintains a significant focus on the Eastern and Midwest portions of the United States. We had no foreign operations or export sales during 2006.

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

Perma-Fix Treatment Services, Inc. ("PFTS") is a permitted treatment, storage and disposal ("TSD") facility located in Tulsa, Oklahoma. PFTS stores and treats hazardous and non-hazardous waste liquids, provides waste transportation and disposal of non-hazardous liquid waste via its on-site Class I Injection Well located at the facility. The injection well is permitted for the disposal of non-hazardous liquids and characteristic hazardous wastes that have been treated to remove the hazardous characteristic. PFTS operates a non-hazardous wastewater treatment system for oil and solids removal, a corrosive treatment system for neutralization and metals precipitation, and a container stabilization system. The injection well is controlled by a computer system to assist in achieving compliance with all applicable state and federal regulations. PFTS is in the process of applying for a Title V air permit as a synthetic minor pursuant to the terms of a consent order recently entered into with the Oklahoma Department of Environmental Quality. See "Permits and Licenses" under this Item 1 and "Legal Proceedings"- Item 3.

Perma-Fix of Dayton, Inc. ("PFD") is a permitted treatment and storage facility located in Dayton, Ohio. PFD has four main processing areas. The four production areas are a RCRA permitted treatment and storage, a centralized wastewater treatment area, a used oil recycling area, and a non-hazardous solids solidification area. Hazardous waste accepted under the permit is typically drum waste, which is bulked and sent off as a fuel, for incineration or stabilization. Wastewaters accepted at the facility include hazardous and non-hazardous wastewaters, which are treated by ultra filtration, metals precipitation and bio-degradation, including a biological wastewater process. Waste industrial oils and used motor oils are processed through high-speed centrifuges to produce a high quality fuel that is sold to and burned by industrial burners. See discussion under "Permits and Licenses" under this Item 1, Item 1A "Risk Factors", and Item 3 "Legal Proceedings" for a discussion as to certain actions brought by a citizens group and the federal government alleging that PFD does not have the proper air permits under federal and certain state Clean Air Acts.

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

Perma-Fix of Orlando, Inc. ("PFO") is a permitted treatment and storage facility located in Orlando, Florida. PFO collects, stores and treats hazardous and non-hazardous wastes out of two processing buildings, under one of our most inclusive permits. PFO is also a transporter of hazardous waste and operates a transfer facility at the site.

Perma-Fix of South Georgia, Inc. ("PFSG") is a permitted treatment and storage facility located in Valdosta, Georgia. PFSG provides storage, treatment and disposal services to hazardous and non-hazardous waste generators throughout the United States, in conjunction with the utilization of the PFO facility and transportation services. PFSG operates a hazardous waste storage facility that primarily blends and processes hazardous and non-hazardous waste liquids, solids and sludges into substitute fuel or as a raw material substitute in cement kilns that have been specially permitted for the processing of hazardous and non-hazardous waste.

Perma-Fix of Maryland, Inc. ("PFMD") is located in Baltimore, Maryland, and operates two nearby sales and service offices. PFMD was established in March 2004 and we acquired and assumed certain assets and liabilities of USL Environmental Services, Inc. d/b/a A&A Environmental. PFMD offers environmental services such as 24-hour emergency response, vacuum services, hazardous and non-hazardous waste disposal, marine environmental and other remediation services.

For 2006, the Industrial segment accounted for approximately $35,148,000 (or 40.0%) of our total revenue, as compared to approximately $40,768,000 (or 44.9%) for 2005. See "Financial Statements and Supplementary Data" for further details.

NUCLEAR WASTE MANAGEMENT SERVICES, which includes nuclear, low-level radioactive, mixed (waste containing both hazardous and low-level radioactive constituents) hazardous and non-hazardous waste treatment, processing and disposal services through three uniquely licensed (Nuclear Regulatory Commission or state equivalent) and permitted (Environmental Protection Agency or state equivalent) treatment and storage facilities. The presence of nuclear and low-level radioactive constituents within the waste streams processed by this segment create different and unique operational, processing and permitting/licensing requirements, from those contained within the Industrial segment, as discussed below.

Perma-Fix of Florida, Inc. ("PFF"), located in Gainesville, Florida, specializes in the storage, processing, and treatment of certain types of wastes containing both low-level radioactive and hazardous wastes, which are known in the industry as mixed waste ("mixed waste"). PFF is one of the first facilities nationally to operate under both a hazardous waste permit and a radioactive materials license, from which it has built its reputation based on its ability to treat difficult waste streams using its unique processing technologies and its ability to provide related research and development services. PFF has substantially increased the amount and type of mixed waste and low level radioactive waste that it can store and treat. Its mixed waste services have included the treatment and processing of waste Liquid Scintillation Vials (LSVs) since the mid 1980's. The LSVs are generated primarily by institutional research agencies and biotechnical companies. The business has expanded into receiving and handling other types of mixed waste, primarily from the nuclear utilities, commercial generators, prominent pharmaceutical companies, the Department of Energy ("DOE") and other government facilities as well as select mixed waste field remediation projects. PFF also continues to receive and process certain hazardous and non-hazardous waste streams as a compliment to its expanded nuclear and mixed waste processing activities.

Diversified Scientific Services, Inc. ("DSSI") located in Kingston, Tennessee, and specializes in the storage, processing, and destruction of certain types of mixed waste. DSSI, like PFF, is one of only a few facilities nationally to operate under both a hazardous waste permit and a radioactive materials license. Additionally, DSSI is the only commercial facility of its kind in the U.S. that is currently operating and licensed to destroy liquid organic mixed waste, through such a treatment unit. DSSI provides mixed waste disposal services for nuclear utilities, commercial generators, prominent pharmaceutical companies, and agencies and contractors of the U.S. government, including the DOE and the Department of Defense ("DOD").

East Tennessee Materials & Energy Corporation ("M&EC"), located in Oak Ridge, Tennessee, is our third mixed waste facility. As with PFF and DSSI, M&EC also operates under both a hazardous waste permit and radioactive materials license. M&EC represents the largest of our three mixed waste facilities, covering 150,000 sq. ft., and is located in leased facilities on the DOE East Tennessee Technology Park. In addition to providing mixed waste treatment services to commercial generators, nuclear utilities and various agencies and contractors of the U.S. Government, including the DOD, M&EC was awarded three contracts to treat DOE mixed waste by Bechtel-Jacobs Company, LLC, and DOE's Environmental Program Manager, which covers the treatment of mixed waste throughout all DOE facilities.

For 2006, the Nuclear business accounted for $49,423,000 (or 56.2%) of total revenue, as compared to $47,245,000 (or 52.0%) of total revenue for 2005. See "
- Dependence Upon a Single or Few Customers" and "Financial Statements and Supplementary Data" for further details and a discussion as to our Nuclear segment's contracts with the federal government or with others as a subcontractor to the federal government.

CONSULTING ENGINEERING SERVICES, which provides environmental engineering and regulatory compliance consulting services through one subsidiary, as discussed below.

Schreiber, Yonley & Associates ("SYA") is located in Ellisville, Missouri. SYA specializes in environmental management programs, permitting, compliance and auditing, in addition to landfill design, field investigation, testing and monitoring. SYA clients are primarily industrial, including many within the cement manufacturing industry. SYA also provides the necessary support, compliance and training as required by our operating facilities.

During 2006, environmental engineering and regulatory compliance consulting services accounted for approximately $3,358,000 (or 3.8%) of our total revenue, as compared to approximately $2,853,000 (or 3.1%) in 2005. See "Financial Statements and Supplementary Data" for further details.

ACQUISITION - LETTER OF INTENT

We entered into a letter of intent in the third quarter of 2006 to acquire Nuvotec USA, Inc. ("Nuvotec") and its wholly owned subsidiary, Pacific EcoSolutions, Inc. ("PEcoS"). PEcoS is a hazardous waste, low level radioactive waste and mixed waste (containing both hazardous waste and low level radioactive waste) management company based in Richard, Washington, adjacent to the DOE's Hanford facility. This acquisition, if completed, would provide us with a number of strategic benefits. Foremost, this acquisition will secure PEcoS' radioactive and hazardous waste permits and licenses, which further solidifies our position within the mixed waste industry. Additionally, the PEcoS facility is located adjacent to the Hanford site, which represents one of the largest environmental clean-up projects in the nation and is expected to be one of the most expensive of DOE's nuclear weapons to remediate. In addition, the acquisition would expand our west coast presence and increase our treatment capacity for radioactive only waste. Overall, this acquisition, if completed, would represent a significant growth opportunity treating both low-level mixed waste as well as higher level radioactive wastes. See "Acquisition - Letter of Intent" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the terms of this proposed transaction.

IMPORTANCE OF PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

We do not believe we are dependent on any particular trademark in order to operate our business or any significant segment thereof. We have received registration to the year 2010 and 2012 for the service marks "Perma-Fix" and "Perma-Fix Environmental Services," respectively, by the U.S. Patent and Trademark Office.

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

The Perma-Fix II process is designed to remove certain types of organic hazardous constituents from soils or other solids and sludges ("Solids") through a water-based system. Until development of this Perma-Fix II process, we were not aware of a relatively simple and inexpensive process that would remove the organic hazardous constituents from Solids without elaborate and expensive equipment or expensive treating agents. Due to the organic hazardous constituents involved, the disposal options for such materials are limited, resulting in high disposal cost when there is a disposal option available. By reducing the organic hazardous waste constituents in the Solids to a level where the Solids meet Land Disposal Requirements, the generator's disposal options for such waste are substantially increased, allowing the generator to dispose of such waste at substantially less cost. We began commercial use of the Perma-Fix II process in 2000. However, changes to current environmental laws and regulations could limit the use of the Perma-Fix II process or the disposal options available to the generator. See "--Permits and Licenses" and "--Research and Development."

PFD's facility utilizes a biological wastewater process and accepts commercial wastewater for treatment through this process. The biological wastewater process is a technology which we developed utilizing our variable depth biological treatment process and several proprietary water treatment processes. The biological wastewater process is designed to remove certain organic constituents from highly organic, contaminated wastewaters. The biological wastewater process enables us to treat heavily contaminated wastewater streams, such as waste oils, phenols, and "lean" waters, at more competitive prices than traditional methods. The biological wastewater process meets the EPA's new centralized treatment standards that became effective in December of 2003.

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

Subject to PFTS obtaining a Title V air permit pursuant to the terms of a Consent Order recently entered into between PFTS and the ODEQ and PFD successfully resolving allegations that it is required to obtain certain air permits in order to operate its facility (see "Risk Factors" and "Legal Proceedings"), we believe that our facilities presently have all licenses and permits necessary to enable them to continue operations as presently conducted. Termination of any required permits or licenses by the regulatory authorities or failure of our facilities to be able to renew any required permits or licenses or a determination that PFD is operating without all of its required permits or licenses, may have a material adverse effect on us.

PFTS is a permitted solid and hazardous waste treatment, storage, and disposal facility. The Part B permit to treat and store certain types of hazardous waste was issued by the Oklahoma Department of Environmental Quality ("ODEQ"). Additionally, PFTS maintains an Injection Well Facility Operations Permit issued by the ODEQ Underground Injection Control Section for our waste disposal injection well, and a pre-treatment permit in order to discharge industrial wastewaters to the local Publicly Owned Treatment Works ("POTW"). PFTS is also registered with the ODEQ and the Department of Transportation as a hazardous waste transporter. During January 2007, PFTS entered into a consent order with the ODEQ requiring PFTS to comply with certain air related regulatory matters in connection with its operations, including filing for and obtaining a Title V air permit as a synthetic minor. See "Legal Proceedings".

PFFL operates under a used oil processors license and a solid waste processing permit issued by the Florida Department of Environmental Protection ("FDEP"), a transporter license issued by the FDEP and a transfer facility license issued by Broward County, Florida.

PFD operates a hazardous and non-hazardous waste treatment and storage facility under various permits, including a RCRA Part B permit. PFD provides wastewater pretreatment under a discharge permit with the local POTW and is a specification and off-specification used oil processor under the guidelines of the Ohio EPA. The EPA has advised PFD that it is required to operate under a Title V air permit. During December 2004, a citizen's suit was filed against PFD in federal court located in Dayton, Ohio, alleging, among other things, that PFD was and is operating in violation of the federal and Ohio state clean air laws as a result of operating without proper air permits. In May 2006, the U.S. Department of Justice ("DOJ"), on behalf of the EPA, intervened in the case seeking injunctive relief and civil penalties against PFD for alleged violations which parallel certain claims asserted in the citizen's suit, including claims PFD's failure to have obtained, and to have operated its facility without, a Title V air permit, failure to install appropriate air pollution control equipment and conduct appropriate recordkeeping, monitoring and reporting was in violation of the Clean Air Act and applicable regulations. The federal complaint also alleges that PFD failed to respond to a formal request for information from the EPA in a timely manner and requesting civil penalties. Potential civil penalties may be up to $32,500 per day per violation until full compliance. We have retained environmental consultants who have advised us, based on the tests that they have performed, that they do not believe that PFD is a major source of hazardous air pollutants. We have been further advised by counsel that if PFD is not a major source of hazardous air pollutants, PFD would not be required to obtain a Title V air permit and would not have violated the provisions of the Clean Air Act. We intend to vigorously defend ourselves in connection with this matter. Nevertheless, if it is determined that PFD is and was required to operate under a Title V air permit, this determination could result in substantial fines and penalties being asserted against PFD and could have a material adverse effect on PFD's operations and on us. See "Risk Factors" and "Legal Proceedings" for further discussion as to legal proceedings relating to actions against PFD under the Clean Air Act.

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

Subject to PFTS obtaining a Title V air permit pursuant to a consent order we recently entered into with the ODEQ and PFD resolving allegations that it has not obtained, or has not demonstrated that it is not required to obtain, certain air permits as discussed above in order to operate its facility (see "Risk Factors" and "Legal Proceedings"), we believe that all of our other facilities presently have all approvals, licenses and permits necessary to enable them to continue operations as presently conducted. The failure of our facilities to renew required approvals, licenses and permits; the termination of any such approvals, licenses or permits; and/or a determination that PFTS or PFD is operating without required approvals, licenses and permits may have a material adverse effect on us, our operations and financial condition.

SEASONALITY

We experience a seasonal slowdown within our industrial segment operations and revenues during the winter months extending from late November through early March. The seasonality factor is a combination of poor weather conditions in the central plains and Midwestern geographical markets we serve for on-site and off-site waste management services, and the impact of reduced activities during holiday periods resulting in a decrease in revenues and earnings during such periods. Our engineering segment also experiences reduced activities and related billable hours throughout the November and December holiday periods. The DOE and DOD represent major customers for the Nuclear segment. In conjunction with the federal government's September 30 fiscal year-end, the Nuclear segment historically experienced seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements. Correspondingly for a period of approximately three months following September 30, the Nuclear segment is generally seasonably slow, as the governmental budgets are still being finalized, planning for the new year is occurring and we enter the holiday season. More recently, due to our efforts to work with the various government customers to smooth these shipment more evenly throughout the year, we have seen much less fluctuation in the quarters, with receipts in the fourth quarter 2006 actually higher than the third quarter. In addition, our revenue recognition policy further reduces this impact on our revenue. "See "Revenue Recognition Estimates" in this "Management Discussion and Analysis of Financial Condition and Results of Operations".

BACKLOG

The Nuclear segment of our Company maintains a backlog of stored waste, which represents waste that has not been processed. The backlog is principally a result of the timing and complexity of the waste being brought into the facilities and the selling price per container. As of December 31, 2006, our Nuclear segment had a backlog of approximately $12.5 million, as compared to approximately $16.4 million, as of December 31, 2005. Additionally the time it takes to process mixed waste from the time it arrives may increase due to the types and complexities of the waste we are currently receiving. The first quarter of our fiscal year is typically our slow period and the time in which we process more of our backlog.

DEPENDENCE UPON A SINGLE OR FEW CUSTOMERS

The majority of our revenues for fiscal 2006 have been derived from hazardous, non-hazardous and mixed waste management services provided to a variety of industrial, commercial customers, retail services, and government agencies and contractors. Our customers are principally engaged in research, biotechnical development, transportation, chemicals, metal processing, electronic, automotive, petrochemical, refining and other similar industries, in addition to government agencies that include the DOE, DOD, and other federal, state and local agencies. We are not dependent upon a single customer, or a few customers. However, we have and continue to enter into, contracts with (directly or indirectly as a subcontractor) the federal government. The contracts that we are a party to with the federal government or with others as a subcontractor to the federal government, generally provide that the government may terminate on 30 days notice or renegotiate the contracts, at the government's election. Our inability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor) could have a material adverse effect on our operations and financial condition.

Our Nuclear segment has a significant relationship with Bechtel Jacobs Company, LLC. ("Bechtel Jacobs"). Bechtel Jacobs is the government-appointed manager of the environmental program for Oak Ridge, Tennessee to perform certain treatment and disposal services relating to Oak Ridge. Our initial relationship with Bechtel Jacobs began when we acquired M&EC in 2001. Prior to our acquisition of M&EC, Bechtel Jacobs had awarded M&EC three subcontracts for treatment services ("Oak Ridge contracts"). These Oak Ridge contracts have been amended for pricing modifications and have been extended through September 2007. Based on preliminary discussion between management of our Nuclear segment and Bechtel Jacobs, we expect these contracts will be extended beyond September 2007; however, there is no assurance these extensions will occur. As with most such blanket processing agreements, the Oak Ridge contracts contain no minimum or maximum processing guarantees, and may be terminated at any time pursuant to federal contracting terms and conditions. As the DOE site in Oak Ridge continues to complete certain of its clean-up milestones and moves toward completing its closure efforts, the revenue from these contracts may decline. Since being awarded the Oak Ridge contracts, our relationship with Bechtel Jacobs has expanded to include other services outside of these contracts. Additionally, the Nuclear segment continues to pursue other similar or related services for environmental programs at other DOE and government sites.

During the first quarter of 2003, M&EC filed a lawsuit against Bechtel Jacobs seeking approximately $4.3 million in surcharges under the Oak Ridge Contracts. Since the filing of the lawsuit, Bechtel Jacobs has continued to deliver waste to M&EC under the Oak Ridge Contracts and M&EC has entered into an additional contract with Bechtel Jacobs relating to DOE waste at Oak Ridge. On January 24, 2007, M&EC and Bechtel Jacobs entered into a settlement agreement to resolve this dispute, whereby Bechtel Jacobs has paid M&EC $1.5 million in full settlement of the litigation. Although we do not believe this lawsuit or settlement of this lawsuit will have a material adverse effect on our operations, Bechtel Jacobs could terminate the subcontracts with M&EC for convenience at any time.

During 2006, LATA/Parallax assumed certain projects and contracts relating to work for the federal government previously managed by Bechtel Jacobs under which our Nuclear segment received various work releases to process mixed waste and granted to our Nuclear segment certain contracts to manage mixed waste streams at a DOE site.

Consolidated revenues from Bechtel Jacobs for 2006, total $6,705,000 or 7.6% of total revenues, as compared to $14,940,000 or 16.5% for the year ended December 31, 2005, and $9,405,000 or 11.4% for the year ended December 31, 2004.
Consolidated revenues from LATA/Parallax for 2006 total $10,341,000 or 11.8% of total revenues. Further, waste related services we performed either directly or indirectly as a subcontractor to federal government agencies (including Bechtel Jacobs and LATA/Parallax discussed above), represented $37,564,000 or 42.7% of our consolidated revenues during 2006, as compared to $33,899,000, or 37.3% of our consolidated revenues, during 2005, and $31,791,000 or 38.5% of our consolidated revenues during 2004. However, this government revenue is managed by numerous subcontractors to the government, who operate and make decisions independent of each other. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" -- "Significant Customers" for discussion on our relationship with Bechtel Jacobs, LATA/Parallax, and our government contract or subcontracts involving the federal government.

COMPETITIVE CONDITIONS

Competition is intense within certain product lines within the Industrial segment of our business. We compete with numerous companies, both large and small, that are able to provide one or more of the environmental services offered by us, certain of which may have greater financial, human and other resources than we have. However, we believe that the range of waste management and environmental consulting, treatment, processing and remediation services we provide affords us a competitive advantage with respect to certain of our more specialized competitors. We believe that the treatment processes we utilize offer a cost savings alternative to more traditional remediation and disposal methods offered by certain of our competitors. The intense competition for performing the services provided by us within the Industrial segment, has resulted in reduced gross margin levels for certain of those services.

The Nuclear segment has few competitors and does not currently experience such intense competitive pressures. At present we believe there are only four other facilities in the United States with the required radioactive materials license and hazardous waste permit that provide mixed waste processing. However, the generators have the option to treat their own waste onsite.

The permitting and licensing requirements, and the cost to obtain such permits, are barriers to the entry of hazardous waste TSD facilities and radioactive and mixed waste activities as presently operated by our subsidiaries. We believe that there are no formidable barriers to entry into certain of the on-site treatment businesses, and certain of the non-hazardous waste operations, which do not require such permits. If the permit requirements for both hazardous waste storage, treatment and disposal activities and/or the licensing requirements for the handling of low level radioactive matters are eliminated or if such licenses or permits were made less rigorous to obtain, such would allow companies to enter into these markets and provide greater competition.

Within our Industrial segment we solicit business on a nationwide basis. However, we believe that we are a significant provider in the delivery of off-site waste treatment services in the Southeast, Midwest and Southwest portions of the United States. We compete with facilities operated by national, regional and independent environmental services firms located within a several hundred-mile radius of our facilities. Our Nuclear segment solicits business on a worldwide basis.

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

CAPITAL SPENDING, CERTAIN ENVIRONMENTAL EXPENDITURES AND POTENTIAL ENVIRONMENTAL LIABILITIES

During 2006, we spent approximately $6.4 million in capital expenditures, which was principally for the expansion and improvements to our operating facilities. This 2006 capital spending total includes $94,000, which was financed. We have budgeted approximately $4.1 million for 2007 capital expenditures, to improve and expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing and to maintain permit compliance requirements. Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether. We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects. We have also budgeted for 2007 approximately $1.4 million to comply with federal, state, and local regulations in connection with remediation activities at our facilities. However, there is no assurance that the funds will be available for such budgeted expenditures. The above budgeted amounts for capital expenditures assume that PFD is not required to have a Title V air permit in connection with its operations. If it is determined that PFD is required to have a Title V air permit, we anticipate that substantial additional capital expenditures will be required in order to bring that facility into compliance with Title V air permit requirements. We do not have reliable estimates of the cost of such additional capital expenditures. The above capital expenditures also do not include approximately $251,000 which will be required to satisfy the consent order entered into between ODEQ and PFTS in January 2007, to comply with certain air related regulatory matters in connection with its operations, including filing for a Title V air permit as a synthetic minor; however, this capital expenditure was approved in February 2007. See "Liquidity and Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

In June 1994, we acquired PFD. The former owners of PFD had merged Environmental Processing Services, Inc. ("EPS") with PFD. The party that sold PFD to us agreed to indemnify us for costs associated with remediating the property leased by EPS ("Leased Property"). Such remediation involves soil and/or groundwater restoration. The Leased Property used by EPS to operate its facility is separate and apart from the property on which PFD's facility is located. The contamination of the Leased Property occurred prior to PFD being acquired by us. During 1995, in conjunction with the bankruptcy filing by the selling party, we recognized an environmental liability of approximately $1.2 million for remedial activities at the Leased Property. We have accrued approximately $730,000, at December 31, 2006, for the estimated, remaining costs of remediating the Leased Property used by EPS, which will extend over the next six years.

In conjunction with the acquisition of Perma-Fix of Memphis, Inc. ("PFM"), we assumed and recorded certain liabilities to remediate gasoline contaminated groundwater and investigate, under the hazardous and solid waste amendments, potential areas of soil contamination on PFM's property. Prior to our ownership of PFM, the owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities. We have accrued approximately $801,000, at December 31, 2006, for the estimated, remaining costs of remediating the groundwater contamination.

In conjunction with the acquisition of PFSG during 1999, we recognized an environmental accrual of $2.2 million for estimated long-term costs to remove contaminated soil and to undergo ground water remediation activities at the acquired facility in Valdosta, Georgia. Initial valuation has been completed, along with the selection of the remedial process, and the planning and approval process. The remedial activities began in 2003. We have accrued approximately $666,000, at December 31, 2006, to complete remediation of the facility, which we anticipate spending over the next six years.

In conjunction with an oil spill at PFTS, we accrued approximately $69,000 to remediate the contaminated soil and ground water at this location. As of December 31, 2006, we have accrued approximately $37,000, for the estimated remaining cost to remediate the area. We expect to complete spending on this remedial project over the next six years.

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

As a result of the discontinuation of operation at the PFMI facility, we are required to complete certain closure and remediation activities pursuant to our RCRA permit and the regulations promulgated under RCRA. Also, in order to close and dispose of or sell the facility, we may have to complete certain additional remediation activities related to the land, building, and equipment. The extent and cost of the clean-up and remediation will be determined by state mandated requirements, the extent to which is not known at this time. Also, impacting this estimate is the level of contamination discovered, as we begin remediation, and the related clean-up standards which must be met in order to dispose of or sell the facility. We engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we originally estimated the cost of this environmental closure and remediation liability to be approximately $2.5 million. During 2006 we re-evaluated our estimated environmental accrual and the required activities to close and remediate the facility, and during the quarter ended June 30, 2006, we began implementing a modified methodology to remediate the facility. As a result of the re-evaluation and the change in methodology, we reduced the accrual by $1.2 million. We have spent $629,000 for closure costs since September 30, 2004, of which approximately $74,000 has been spent during 2006, and $439,000 was spent in 2005. We have $653,000 accrued for the closure, as of December 31, 2006, and we anticipate spending $538,000 in 2007 with the remainder over the next five years.

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

RESEARCH AND DEVELOPMENT

Innovation and technical know-how by our operations is very important to the success of our business. Our goal is to discover, develop and bring to market innovative ways to process waste that address unmet environmental needs. We conduct research internally, and also through collaborations with other third parties. The majority of our research activities are performed as we receive new and unique waste to treat, as such we recognize these expenses as a part of our processing costs. We feel that our investments in research have been rewarded by the discovery of the Perma-Fix Process and the Perma-Fix II process. Our competitors also devote resources to research and development and many such competitors have greater resources at their disposal than we do. We have estimated that during 2004, 2005, and 2006, we spent approximately $433,000, $489,000, and $422,000 respectively, in Company-sponsored research and development activities.

NUMBER OF EMPLOYEES

In our service-driven business, our employees are vital to our success. We believe we have good relationships with our employees. As of December 31, 2006, we employed approximately 459 full time persons, of which approximately 15 were assigned to our corporate office, approximately 27 were assigned to our Operations Headquarters, approximately 21 to our Consulting Engineering Services segment, approximately 196 to the Industrial segment, and approximately 200 to the Nuclear segment. We have no union employees at any of our segments.

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

THE COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT OF 1980 ("CERCLA," ALSO REFERRED TO AS THE "SUPERFUND ACT")

CERCLA governs the cleanup of sites at which hazardous substances are located or at which hazardous substances have been released or are threatened to be released into the environment. CERCLA authorizes the EPA to compel responsible parties to clean up sites and provides for punitive damages for noncompliance. CERCLA imposes joint and several liabilities for the costs of clean up and damages to natural resources.

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

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining, and at all times while operating under our permits, we are required to provide financial assurance that guarantees to the states that, in the event of closure, our permitted facilities will be closed in accordance with the regulations. The policy provides a maximum $35 million of financial assurance coverage, and thus far has provided $29.2 million in financial assurance.

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

RISK FACTORS REGARDING OUR BUSINESS:

OUR INDUSTRIAL SEGMENT HAS SUSTAINED LOSSES FOR THE PAST SEVEN YEARS, INCLUDING 2006.

Our Industrial segment has sustained losses in each year since 2000. The Industrial segment represented approximately 40.0% of our consolidated net revenues in 2006, as compared to 44.9% in 2005, and 20.1% of our total assets as of December 31, 2006. During 2005, we restructured the management of this segment by replacing most of its operating officers and in 2005 we appointed a chief operating officer to oversee this segment, as well as, the Nuclear segment, in an effort to return this segment to profitability. If our Industrial segment fails to become profitable on an annualized basis in the foreseeable future, this could have a material adverse effect on our results of operations, liquidity and our potential growth. The Industrial segment's failure to become profitable could also result in further facility closures or the sale of certain facilities with this segment, as well as possible future impairments of permits or fixed assets.

THE INABILITY TO MAINTAIN EXISTING GOVERNMENT CONTRACTS OR WIN NEW GOVERNMENT CONTRACTS OVER AN EXTENDED PERIOD COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS AND ADVERSELY AFFECT OUR FUTURE REVENUES.

A material amount of our Nuclear segment's revenues are generated through various U.S. government contracts or subcontracts involving the U.S. government. Our revenues from government sources were approximately $37,564,000 and $33,899,000, representing 42.7% and 37.3%, respectively, of our consolidated revenues for 2006 and 2005. Most of our government contracts or our subcontracts granted under government contracts are awarded through a regulated competitive bidding process. Some government contracts are awarded to multiple competitors, which increase overall competition and pricing pressure and may require us to make sustained post-award efforts to realize revenues under these government contracts. In addition, government clients can generally terminate or modify their contracts at their convenience. If we fail to maintain or replace these relationships, our revenues and future operations could be adversely affected.

IF WE CANNOT MAINTAIN OUR GOVERNMENTAL PERMITS OR CANNOT OBTAIN REQUIRED PERMITS, WE MAY NOT BE ABLE TO CONTINUE OR EXPAND OUR OPERATIONS.

We are a waste management company. Our business is subject to extensive, evolving, and increasingly stringent federal, state, and local environmental laws and regulations. Such federal, state, and local environmental laws and regulations govern our activities regarding the treatment, storage, recycling, disposal, and transportation of hazardous and non-hazardous waste and low-level radioactive waste. We must obtain and maintain permits or licenses to conduct these activities in compliance with such laws and regulations. Failure to obtain and maintain the required permits or licenses would have a material adverse effect on our operations and financial condition. If any of our facilities are unable to maintain currently held permits or licenses or obtain any additional permits or licenses which may be required to conduct its operations, we may not be able to continue those operations at these facilities, which could have a material adverse effect on us.

It has been alleged by the federal government and in a pending citizen's suit that PFD's facility does not have, and has been operating without having, all of its required air permits. If it is determined that PFD was and is operating its facility without having all required air permits, we could be subjected to substantial penalties and the failure to have all required permits could have a material adverse effect on us and that facility's operations. See "Business - Permits and Licenses" and "Legal Proceedings - Item 3".

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

OUR AMOUNT OF DEBT AND FLOATING RATES OF INTEREST COULD ADVERSELY AFFECT OUR OPERATIONS.

At December 31, 2006, our aggregate consolidated debt was approximately $8.3 million. If our floating rates of interest experienced an upward increase of 1%, our debt service would increase by approximately $83,290 annually. Our secured revolving credit facility (the "Credit Facility") provides for an aggregate commitment of $25 million, consisting of an $18 million revolving line of credit and a term loan of $7 million. The maximum we can borrow under the revolving part of the Credit Facility is based on a percentage of the amount of our eligible receivables outstanding at any one time. The Credit Facility is due May, 2008. As of December 31, 2006, we had no borrowing under the revolving part of our Credit Facility and borrowing availability of up to an additional $14.5 million based on our outstanding eligible receivables. Although we have reduced our overall indebtedness significantly, a lack of operating results could have material adverse consequences on our ability to operate our business. Our ability to make principal and interest payments, or to refinance indebtedness, will depend on both our and our subsidiaries' future operating performance and cash flow. Prevailing economic conditions, interest rate levels, and financial, competitive, business, and other factors affect us. Many of these factors are beyond our control.

WE MAY BE UNABLE TO UTILIZE LOSS CARRYFORWARDS IN THE FUTURE.

We have approximately $15.6 million in net operating loss carryforwards which will expire from 2007 to 2024 if not used against future federal income tax liabilities. Our net loss carryforwards are subject to various limitations. We anticipate the net loss carryforwards will be used to reduce the federal income tax payments which we would otherwise be required to make with respect to income, if any, generated in future years.

RISK FACTORS REGARDING OUR COMMON STOCK:

THE SIGNIFICANT AMOUNT OF OUTSTANDING WARRANTS AND OPTIONS COULD AFFECT OUR STOCK PERFORMANCE.

As of December 31, 2006, we had outstanding warrants to purchase 3,057,369 shares of Common Stock at exercise prices from $1.50 to $2.92 per share, and outstanding options to purchase 3,116,750 shares of our Common Stock at exercise prices of $1.25 to $3.00 per share. The existence of this quantity of rights to purchase our Common Stock could result in a significant dilution in the percentage ownership interest of our stockholders and the dilution in ownership value. Future sales of the shares issuable could also depress the market price of our Common Stock.

THE PRICE OF OUR COMMON STOCK IS VOLATILE.

The trading price of our Common Stock has historically been volatile, and subject to large swings over short periods of time. As a result of the volatility of our Common Stock, an investment in our stock holds significant risk.

THE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK MAY ALSO RESULT IN A CHANGE IN CONTROL.

The exercise of our currently outstanding warrants could result in a substantial number of shares being held by one or more groups acting in concert. In that event, such group or groups may have the ability to cause a change in control under our Credit Agreement. Our Credit Facility provides that a change of control will occur if (a) Dr. Louis F. Centofanti, our Chairman, President, and Chief Executive Officer, ceases to serve as a senior executive officer in substantially the same capacity as served on the date of the Credit Facility or
(b) the persons who were members of our Board on the closing of the Credit Facility cease to constitute 50% of our Board. Each of these events could be an event of default under the terms of the Credit facility. If anyone or a group were to successfully attempt to cause any of these changes in our management or Board, we could be in default under our loan agreement.

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

We have authorized and unissued 22,946,256 shares of Common Stock and 2,000,000 shares of Preferred Stock as of December 31, 2006. These unissued shares could be used by our management to make it more difficult, and thereby discourage, an attempt to acquire control of us.

WE DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE.

Since our inception, we have not paid cash dividends on our Common Stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our credit facility prohibits us from paying cash dividends on our Common Stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.   PROPERTIES

Our principal executive office is in Atlanta, Georgia. Our Operations headquarters is located in Oak Ridge, Tennessee, our Industrial segment facilities are located in Orlando and Ft. Lauderdale, Florida; Dayton, Ohio; Tulsa, Oklahoma; Valdosta, Georgia; and Baltimore, Maryland. Our Nuclear segment facilities are located in Gainesville, Florida; Kingston, Tennessee; and Oak Ridge, Tennessee. Our Consulting Engineering Services is located in Ellisville, Missouri. We also maintain Field Service offices in Jacksonville, Florida; Stafford, Virginia; and Salisbury, Maryland.

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

ITEM 3.   LEGAL PROCEEDINGS

In December 2005, TIFORP Group Holdings, LLC ("TIFORP") and others sued us, our subsidiary, PFMI, and others in the Michigan Circuit Court for the County of Wayne, Case No. 05-534619. Plaintiffs alleged that we and PFMI breached a confidentiality agreement with TIFORP, and are liable in damages under legal theories of fraud, conversion of proprietary information and breach of confidentiality agreement. TIFORP and the other Plaintiffs asserted that there are damages due to lost revenues in excess of $4.5 million. PESI and PFMI denied any liability and defended the case vigorously. During the later part of 2006, PESI and PFMI were dismissed with prejudice from this litigation.

During the later part of 2005, PFTS, one of our subsidiaries, received a proposed consent order from the ODEQ regarding PFTS's Tulsa facility. The proposed consent order, among other things:

o provided that PFTS has a limited period to complete all work necessary to ensure that PFTS is eligible for exemption under various provisions of the Oklahoma Hazardous Waste Management, the Oklahoma Clean Air Act and the ODEQ rules promulgated thereunder relating to air issues (subparts BB, CC and DD);

o alleged that PFTS has one or more operations that failed to properly mark or label containers; failed to comply with the maximum containment area volumes in its operating permit; failed to operate in a manner to prevent degradation of the environment; failed to maintain the integrity of the cap over a closed surface impoundment; stored hazardous waste in an area not allowed by its permit; failed to maintain certain records; failed to comply with certain requirements under subparts BB, CC and DD; and failed to make a determination for exemption from the air issue requirements of subpart CC and DD; and

o proposed a total penalty of $336,000, payable one-half in cash and the balance based on a supplemental environmental project approved by the ODEQ.

During January 2007, PFTS and the ODEQ negotiated a settlement and have entered into a revised Consent Order. Pursuant to the revised Consent Order, PFTS has agreed to make certain improvements at the facility, meet certain air requirements in connection with managing waste at the facility and file a Title V air permit as a synthetic minor in connection the facility's operations. In addition, under the executed Consent Order, the ODEQ and PFTS have agreed that the penalty assessed against PFTS would be $100,000, with 25% to be paid to the ODEQ and 75% to be in the form of supplemental environmental project at a local fire department. The 25% penalty assessed was paid to the ODEQ on March 9, 2007, with the remaining 75% to be paid by end of March 2007.

On February 24, 2003, M&EC commenced legal proceedings against Bechtel Jacobs Company, LLC, in the chancery court for Knox County, Tennessee, seeking payment from Bechtel Jacobs of approximately $4.3 million in surcharges relating to certain wastes that were treated by M&EC during 2001 and 2002. M&EC is operating primarily under three subcontracts with Bechtel Jacobs, which were awarded under contracts between Bechtel Jacobs and the U.S. Department of Energy. M&EC and Bechtel Jacobs had been discussing these surcharges under the subcontracts for over a year prior to filing the suit. During 2003, M&EC recognized revenue and recorded a receivable in the amount of $381,000 related to these surcharges. The revenues generated by M&EC with Bechtel Jacobs represented approximately 7.6%, 16.5%, and 11.4% of our 2006, 2005, and 2004 total revenues, respectively. Since the filing of this lawsuit, Bechtel Jacobs has continued to deliver waste to M&EC for treatment and disposal, and M&EC continues to accept such waste, under the subcontracts, and M&EC and Bechtel Jacobs have entered into an additional contract for M&EC to treat DOE waste. On January 24, 2007, M&EC and Bechtel Jacobs entered into a settlement agreement to resolve this dispute for $1.5 million. Although we do not believe settlement of this lawsuit will have a material adverse effect on our operations, Bechtel Jacobs could terminate the subcontracts with M&EC for convenience at any time.

In December 2004, PFD was sued under the citizen's suit provisions of the Clean Air Act in the United States District Court for the Southern District of Ohio, Western District, styled Barbara Fisher v. Perma-Fix of Dayton, Inc. The suit alleges violation by PFD of a number of state and federal clean air statutes in connection with the operation of PFD's facility, primarily due to PFD's operating its facility without a Title V air permit. The complaint further alleges that PFD failed to install appropriate air pollution control equipment, conduct appropriate recordkeeping, properly monitor and report, and further alleges that air emissions from PFD's facility injured persons, endangered the health of the public and constituted a nuisance in violation of Ohio law. The action seeks remediation, injunctive relief, imposition of civil penalties, attorney fees, and costs and other forms of relief. On or about May 19, 2006, the U.S. Department of Justice ("DOJ"), on behalf of the EPA, intervened in the case seeking injunctive relief and civil penalties against PFD for alleged violations which parallel certain claims asserted in the citizen's suit, including claims PFD's failure to have obtained, and to have operated its facility without, a Title V air permit, failure to install appropriate air pollution control equipment and conduct appropriate recordkeeping, monitoring and reporting was in violation of the Clean Air Act and applicable regulations. The federal complaint also alleges that PFD failed to respond to a formal request for information from the EPA in a timely manner and requesting civil penalties. Potential civil penalties may be up to $32,500 per day per violation until full compliance. We have retained environmental consultants who have advised us, based on the tests that they have performed, that they do not believe that PFD is a major source of hazardous air pollutants. We have been further advised by counsel that if PFD is not a major source of hazardous air pollutants, PFD would not be required to obtain a Title V air permit and would not have violated the provisions of the Clean Air Act. We intend to vigorously defend ourselves in connection with this matter. Nevertheless, a determination that PFD was a major source of hazardous air pollutants and required to have obtained a Title V air permit in order to operate its facility could have a material adverse effect on us and our liquidity.

In addition to the above matters and in the normal course of conducting our business, we are involved in various other litigations. We are not a party to any litigation or governmental proceeding which our management believes could result in any judgments or fines against us that would have a material adverse affect on our financial position, liquidity or results of future operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS None

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth, as of the date hereof, information concerning our executive officers:

NAME                     AGE   POSITION
-----------------------  ---   -------------------------------------------------
Dr. Louis F. Centofanti   63   Chairman of the Board, President and
                               Chief Executive Officer
Mr. Steven T. Baughman    48   Chief Financial Officer, Vice President, and
                               Secretary
Mr. Larry McNamara        57   Chief Operating Officer
Mr. Robert Schreiber, Jr. 56   President of SYA, Schreiber, Yonley & Associates,
                               a subsidiary of the Company, and
                               Principal Engineer

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

MR. STEVEN T. BAUGHMAN

Mr. Baughman was appointed as Vice President and Chief Financial Officer of the Company by the Company's Board of Directors in May 2006. Mr. Baughman was previously employed by Waste Management, Inc. from 1994 to 2005, serving in various capacities, including: Vice President Finance, Control and Analysis from 2001 to 2005, and Vice President, International Controller from 1999 to 2001. Mr. Baughman has BS degrees in Accounting and Finance from Miami University
(Ohio), and is a Certified Public Accountant.

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

MR. ROBERT SCHREIBER, JR.

Mr. Schreiber has served as President of SYA since the Company acquired the environmental engineering firm in 1992. Mr. Schreiber co-founded the predecessor of SYA, Lafser & Schreiber in 1985, and served in several executive roles in the firm until our acquisition of SYA. From 1978 to 1985, Mr. Schreiber served as Director of Air programs and all environmental programs for the Missouri Department of Natural Resources. Mr. Schreiber provides technical expertise in wide range of areas including the cement industry, environmental regulations and air pollution control. Mr. Schreiber has a B.S. in Chemical Engineering from the University of Missouri - Columbia.

RESIGNATION OF CHIEF FINANCIAL OFFICER

On March 23, 2006, Mr. Richard T. Kelecy tendered his resignation as Chief Financial Officer, Vice President, and Secretary of the Board of Directors of the Company. Mr. Kelecy's resignation from his positions and as an executive officer became effective as of April 5, 2006. Mr. Kelecy continued as a part time employee, to assist the Company in its transition, until September 2006.

RESIGNATION OF INTERIM CHIEF FINANCIAL OFFICER

Mr. David Hansen, was appointed by the Company's Board of Directors to serve as Interim Chief Financial Officer from May 4 to May 15 upon resignation of Mr. Richard T. Kelecy. Mr. Hansen had been with the Company since October 1995, and served in various capacities within the company, including Vice President Corporate Controller/Treasurer. Mr. Hansen resigned from the Company effective June 2, 2006 and remained as a part time employee through August 2006.

CERTAIN RELATIONSHIPS

There are no family relationships between any of our Directors or executive officers. Dr. Centofanti is the only Director who is our employee.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock, is traded on the NASDAQ Capital Markets ("NASDAQ") and the Boston Stock Exchange ("BSE") under the symbol "PESI" on both NASDAQ and BSE. The following table sets forth the high and low market trade prices quoted for the Common Stock during the periods shown. The source of such quotations and information is the NASDAQ online trading history reports.

                                   2006               2005
                             -----------------  -----------------
                               Low       High     Low      High
                             -------   -------  -------   -------
Common Stock   1st Quarter   $  1.31   $  2.15  $  1.54   $  1.98
               2nd Quarter      1.70      2.20     1.58      2.00
               3rd Quarter      2.01      2.60     1.74      3.00
               4th Quarter      1.90      2.40     1.50      2.49

As of March 9, 2007, there were approximately 238 stockholders of record of our Common Stock, including brokerage firms and/or clearing houses holding shares of our Common Stock for their clientele (with each brokerage house and/or clearing house being considered as one holder). However, the total number of beneficial stockholders as of March 9, 2007, was approximately 3,793.

Since our inception, we have not paid any cash dividends on our Common Stock and have no dividend policy. Our loan agreement prohibits paying any cash dividends on our Common Stock without prior approval from the lender. We do not anticipate paying cash dividends on our outstanding Common Stock in the foreseeable future.

No sales of unregistered securities, other than the securities sold by us during 2006, as reported in our Forms 10-Q for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006, which were not registered under the Securities Act of 1933, as amended, were issued during 2006. There were no purchases made by us or behalf of us or any of our affiliated members of shares of our Common Stock during the last quarter of 2006.

COMMON STOCK PRICE PERFORMANCE GRAPH

The following Common Stock price performance graph compares the yearly change in the Company's cumulative total stockholders' returns on the Common Stock during the years 2002 through 2006, with the cumulative total return of the NASDAQ Market Index and the published industry index prepared by Hemscott and known as Hemscott Industry Group 637-Waste Management Index ("Industry Index") assuming the investment of $100 on January 1, 2002.

The stockholder returns shown on the graph below are not necessarily indicative of future performance, and we will not make or endorse any predications as to future stockholder returns.

                                            2001     2002     2003     2004     2005     2006
                                           ------   ------   ------   ------   ------   ------
PERMA-FIX ENVIRONMENTAL SERVICES, INC      100.00    96.15   119.62    69.58    64.23    89.23
         HEMSCOTT GROUP INDEX              100.00    79.76   103.29   105.28   111.29   137.50
         NASDAQ MARKET INDEX               100.00    69.75   104.88   113.70   116.19   128.12

Assumes $100 invested in the Company on January 1, 2002, the Industry Index and the NASDAQ Market Index, and the reinvestment of dividends. The above five-year Cumulative Total Return Graph shall not be deemed to be "soliciting material" or to be filed with the Securities and Exchange Commission, nor shall such information be incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 (collectively, the "Acts"), except to the extent that the Company specifically incorporates this information by reference, and shall not be deemed to be soliciting material or to be filed under such Acts.

ITEM 6.   SELECTED FINANCIAL DATA

The financial data included in this table has been derived from our audited consolidated financial statements, which have been audited by BDO Seidman, LLP. Certain prior year amounts have been reclassified to conform with current year presentations. Additionally, revenues and income (loss) from discontinued operations have been reclassified from continuing operations. Amounts are in thousands, except for per share amounts.

STATEMENT OF OPERATIONS DATA:

                                              2006(1)       2005      2004(2)       2003        2002
                                             ---------   ---------   ---------   ---------   ---------
Revenues                                     $  87,929   $  90,866   $  82,483   $  79,153   $  77,778
Income (loss) from continuing operations         4,362       3,069      (9,577)      3,644       2,677
Income (loss) from discontinued operations         349         670      (9,784)       (526)       (475)
  Net income (loss)                              4,711       3,739     (19,361)      3,118       2,202
Preferred Stock dividends                           --        (156)       (190)       (189)       (158)
  Net income (loss) applicable to
   Common Stock                                  4,711       3,583     (19,551)      2,929       2,044
Income (loss) per common share - Basic
  Continuing operations                            .09         .07        (.24)        .10         .07
  Discontinued operations                          .01         .01        (.24)       (.02)       (.01)
  Net income (loss) per share                      .10         .08        (.48)        .08         .06
Income (loss) per common share - Diluted
  Continuing operations                            .09         .07        (.24)        .09         .06
  Discontinued operations                          .01         .01        (.24)       (.01)       (.01)
  Net income (loss) per share                      .10         .08        (.48)        .08         .05
Basic number of shares used in computing
 net income (loss) per share                    48,157      42,605      40,478      34,982      34,217
Diluted number of shares and potential
 common shares used in computing
 net income (loss) per share                    48,768      44,804      40,478      39,436      42,618

BALANCE SHEET DATA:

                                                                    December 31,
                                             ---------------------------------------------------------
                                                2006        2005        2004        2003        2002
                                             ---------   ---------   ---------   ---------   ---------
Working capital (deficit)                    $  12,810   $   5,916   $    (497)  $   4,159   $     731
Total assets                                   105,997      98,525     100,455     110,215     105,825
Current and long-term debt                       8,329      13,375      18,956      29,088      30,515
Total liabilities                               40,259      50,087      56,922      58,488      59,955
Preferred Stock of subsidiary                    1,285       1,285       1,285       1,285       1,285
Stockholders' equity                            64,453      47,153      42,248      50,442      44,585

(1) Includes recognized stock option expense of $338,000 pursuant to the adoption of SFAS 123R which became effective January 1, 2006.

(2) Includes financial data of PFMD and PFP as acquired during 2004 and accounted for using the purchase method of accounting in which the results of operations are reported from the date of acquisition, March 23, 2004.

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

OVERVIEW

We reported revenue of $87,929,000 and net income applicable to Common Stock of $4,711,000 for the year ended December 31, 2006. The results were achieved during a transitional year for us administratively, beginning with the resignation of our Chief Financial Officer and followed by the relocation of our Corporate office from Gainesville, Florida to Atlanta, Georgia. Operationally, our Nuclear segment continued to grow and maintain profitability, while we continued to evaluate all aspects of our Industrial segments to improve profitability. Our Nuclear segment continues to grow year over year, improving revenue to $49,423,000 in 2006, an increase of $2,178,000 over 2005, and profitability, with 2006 segment profit of $12,452,000, an increase of $2,311,000 over 2005 segment profit of $10,141,000. The backlog of stored waste within the Nuclear segment was reduced to $12,492,000 at December 31, 2006, down from $16,374,000 in 2005, reflecting our emphasis on improved processing and disposal. The Industrial segment continued to sustain losses in 2006. Our emphasis in 2006 was to review contracts and revenue streams and replace those that were not profitable with more profitable ones. The revenue of our Industrial segment was $35,148,000, a decrease of $5,620,000 from 2005, but our gross profit increased by $856,000 to $7,483,000. The Industrial segment incurred significant legal fees in 2006, as we continue our efforts to resolve environmental and compliance issues. This had a negative impact on our Industrial segment profit, which decreased by $201,000 from 2005 to 2006. We are heavily dependent on the Nuclear segment for our overall profitability and continue to evaluate and improve the operations of the Industrial segment. We continue to strengthen our balance sheet and improve our liquidity position. Additional paid in capital increased by $10,800,000, consisting of $12,661,000 from the exercise of warrants, options, and other stock transactions, offset by the retirement of our treasury stock of $1,861,000. This improved our working capital on December 31, 2006 to $12,810,000, an increase of $6,894,000 from 2005. We were also able to reduce our long term debt balance at year end by $5,046,000 from December 31, 2005. Our revolving credit line with PNC Bank has been reduced from $2,447,000 at December 31, 2005 to zero at December 31, 2006, and our borrowing availability under our revolving credit facility was a record $14,461,000 at the end of the year based on eligible receivables.

We have entered into a letter of intent to acquire Nuvotec USA, Inc. ("Nuvotec") and its wholly owned subsidiary, Pacific EcoSolutions, Inc. ("PEcoS"). PEcoS is a hazardous waste, low level radioactive waste and mixed waste (containing both hazardous waste and low level radioactive waste) management company based in Richard, Washington, adjacent to the DOE's Hanford facility. See "Acquisition - Letter of Intent" of this Management's Discussion and Analysis for a discussion of the proposed terms of the proposed acquisition and the revenues of PEcoS during its fiscal year 2006.

RESULTS OF OPERATIONS

The reporting of financial results and pertinent discussions are tailored to three reportable segments: Industrial Waste Management Services ("Industrial"), Nuclear Waste Management Services ("Nuclear") and Consulting Engineering Services ("Engineering").

Below are the results of operations for our years ended December 31, 2006, 2005, and 2004 (amounts in thousands:

(Consolidated)                               2006        %         2005        %         2004         %
----------------------------------------   --------   --------   -------- ---------- ------------ --------
Net Revenues                               $ 87,929      100.0   $ 90,866      100.0   $ 82,483      100.0
Cost of goods sold                           58,719       66.8     65,470       72.1     58,770       71.3
                                           --------   --------   --------   --------   --------   --------
  Gross Profit                               29,210       33.2     25,396       27.9     23,713       28.7

Selling, general and administrative          22,949       26.1     20,443       22.5     18,461       22.4
Loss (gain) on disposal/impairment of
 property and equipment                          28         --       (334)       (.4)       994        1.2
Impairment loss on intangible assets             --         --         --         --      9,002       10.9
                                           --------   --------   --------   --------   --------   --------
  Income (loss) from operations               6,233        7.1      5,287        5.8     (4,744)      (5.8)

Interest income                                 285         .3        133         .1          3         --
Interest expense                             (1,346)      (1.5)    (1,594)      (1.8)    (2,020)      (2.4)
Interest expense - financing fees              (193)       (.2)      (318)       (.3)    (2,191)      (2.6)
Other                                          (110)       (.1)        (7)        --       (456)       (.6)
                                           --------   --------   --------   --------   --------   --------
Income (loss) from continuing
 operations before taxes                      4,869        5.6      3,501        3.8     (9,408)     (11.4)
Income taxes                                    507         .6        432         .5        169         .2
                                           --------   --------   --------   --------   --------   --------
Income (loss) from continuing operations      4,362        5.0      3,069        3.3     (9,577)     (11.6)
Preferred Stock dividends                        --         --       (156)       (.2)      (190)       (.2)

SUMMARY - YEARS ENDED DECEMBER 31, 2006 AND 2005
------------------------------------------------

Net Revenue

Consolidated revenues decreased for the year ended December 31, 2006, compared to the year ended December 31, 2005, as follows:

                                                         %                     %
(In thousands)                               2006     Revenue      2005     Revenue     Change    % Change
----------------------------------------   --------   --------   --------   --------   --------   --------
Nuclear
-------
  Bechtel Jacobs                           $  6,705        7.6   $ 14,940       16.5   $ (8,235)     (55.1)
  LATA/Parallax                              10,341       11.8         --         --     10,341      100.0
  Government waste                           16,180       18.4     14,615       16.1      1,565       10.7
  Hazardous/non-hazardous                     3,343        3.8      4,308        4.7       (965)     (22.4)
  Other nuclear waste                        12,854       14.6     13,382       14.7       (528)      (3.9)
                                           --------   --------   --------   --------   --------   --------
    Total                                    49,423       56.2     47,245       52.0      2,178        4.6

Industrial
----------
Commercial waste                             25,534       29.0     31,768       35.0     (6,234)     (19.6)
Government services                           4,338        5.0      4,344        4.8         (6)       (.1)
Oil Sales                                     5,276        6.0      4,656        5.1        620       13.3
                                           --------   --------   --------   --------   --------   --------
    Total                                    35,148       40.0     40,768       44.9     (5,620)     (13.8)

Engineering                                   3,358        3.8      2,853        3.1        505       17.7
                                           --------   --------   --------   --------   --------   --------

    Total                                  $ 87,929      100.0   $ 90,866      100.0   $ (2,937)      (3.2)
                                           ========   ========   ========   ========   ========   ========

Nuclear segment revenue for the year ended December 31, 2006 improved over 2005 by 4.6% of consolidated revenue or $2,178,000. Revenue of our Nuclear segment under contracts with Bechtel Jacobs is decreasing as projects at Oak Ridge are near completion and as a result of certain other projects with the federal government in which we have been issued subcontracts previously managed by Bechtel Jacobs being assumed by Latax/Parallax. 2006 revenues of our Nuclear segment include approximately $1.1 million recognized as a result of a settlement of a lawsuit in connection with a dispute over surcharges from waste treated in 2003. While this settlement was finalized in January 2007, it was estimatable and probable as of December 31, 2006. This amount did not exceed contract costs through December 31, 2006 and no contingencies existed in regards to this matter at year-end. Waste received directly from the government increased as government volume normally varies year over year due to funding, volume, and other factors. Hazardous and non hazardous revenue was down reflecting the completion of a special event soil project from existing industrial customers in 2005 which did not repeat in 2006. See "Known Trends and Uncertainties - Significant Customers" later in this Managements' Discussion and Analysis for further discussion on our revenues and contracts with the government and their contractors. The backlog of stored waste at December 31, 2006 was $12,492,000 compared to $16,374,000 at December 2005. Waste receipts were consistent with 2005, but the backlog reflects increases in processing and disposal for the year. Waste backlog will continue to fluctuate in 2007 depending on the complexity of waste streams and the timing of receipts and processing of materials. The high levels of backlog material continue to position the segment well from future processing revenue prospective. Revenue from our Industrial Segment fell by 13.8% of consolidated revenue compared to 2005. Commercial waste revenue was down primarily due to the loss of our contract with a national home improvement chain, which accounted for $4.4 million of this reduction, with the remaining due to our efforts to eliminate non-profitable revenue streams and pursue more profitable ones. This lost revenue was slightly offset by increased oil sales which accounted for 6.0% of consolidated revenue, up from 5.1%. Revenue from government services stayed relatively flat with 2005 though one contract expired in late 2006 and will not likely be renewed. The impact of this will reduce revenue but improve profits. The Engineering segment experienced an increase in revenue in 2006 as a result of a special event project.

Cost of Goods Sold

Cost of goods sold decreased $6,751,000 for the year ended December 31, 2006, as compared to the year ended December 31, 2005, as follows:

(In thousands)     2006      % Revenue     2005      % Revenue     Change
--------------   ---------   ---------   ---------   ---------   ---------
Nuclear          $  28,493        57.7   $  29,144        61.7   $    (651)
Industrial          27,665        78.7      34,142        83.7      (6,477)
Engineering          2,561        76.3       2,184        76.6         377
                 ---------   ---------   ---------   ---------   ---------
  Total          $  58,719        66.8   $  65,470        72.1   $  (6,751)
                 =========   =========   =========   =========   =========

The Nuclear segment's cost of sales for the year ending December 31, 2006 were down slightly from 2005 despite increased revenue. Transportation and disposal costs were down due to increased government revenue, where disposal and transportation costs are often paid for by the customer. In addition, we recognized all costs related to the Bechtel Jacobs surcharge settlement when they were incurred, and therefore we did not have any costs in the current year related to $1,119,000 in revenue in 2006. The decrease in the Industrial segment is primarily the result of lower revenue as efforts were made during the year to streamline operations to focus on more profitable revenue streams and to operate more regionally, thus cutting both disposal, transportation and other related expenses. The decrease also reflects the elimination of the adverse affect of oil contamination to one of our waste streams in 2005. The Engineering segment expense increases reflected increased reimbursable expenses related to the large event project in 2006. Included within cost of goods sold is depreciation and amortization expense of $4,529,000 and $4,408,000 for the year ended December 31, 2006 and 2005, respectively, reflecting an increase of $121,000 over 2005.

Gross Profit

Gross profit for the year ended December 31, 2006, increased $3,814,000 over 2005, as follows:

(In thousands)     2006      % Revenue     2005      % Revenue     Change
--------------   ---------   ---------   ---------   ---------   ---------
Nuclear          $  20,930        42.3   $  18,100        38.3   $   2,830
Industrial           7,483        21.3       6,627        16.3         856
Engineering            797        23.7         669        23.4         128
                 ---------   ---------   ---------   ---------   ---------
  Total          $  29,210        33.2   $  25,396        27.9   $   3,814
                 =========   =========   =========   =========   =========

The gross profit for the Nuclear segment increased $2,830,000 in 2006 over 2005 as we received more government waste, which typically does not require transportation and disposal expense, and produces higher margins. In addition, the surcharge settlement with Bechtel Jacobs did not have any costs of sales, and thus increased the gross margin. Industrial segment gross profit was down due to reduced revenue, but as a percent of revenue the gross margin improved as we continue to eliminate lower margin revenue streams and replace with more profitable revenue. The gross profit of the Engineering segment increased as a result of increased revenue.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased for the year ended December 31, 2006, as compared to the corresponding period for 2005, as follows:

(In thousands)     2006      % Revenue      2005     % Revenue     Change
--------------   ---------   ---------   ---------   ---------   ---------
Administrative   $   5,627          --   $   4,800          --   $     827
Nuclear              7,467        15.1       6,863        14.5         604
Industrial           9,309        26.5       8,307        20.4       1,002
Engineering            546        16.3         473        16.6          73
                 ---------   ---------   ---------   ---------   ---------
  Total          $  22,949        26.1   $  20,443        22.5   $   2,506
                 =========   =========   =========   =========   =========

We experienced an increase in SG&A expenses throughout the company over 2005. The increase in corporate administrative overhead was primarily payroll related. We incurred corporate expenses that were higher than 2005 for management incentives, costs related to expensing of stock options under FAS 123R (see "Note 2 - Stock Based Compensation" of Consolidated Financial Statement), costs related to the relocation of the corporate office and internal costs related to the due diligence of a potential acquisition. The Nuclear segment increased its SG&A expenses to expand its management staff to more effectively bid on new contracts, manage its facilities and increase its efforts towards compliance with corporate policies and regulatory agencies. The increase in the Industrial segment was a result of increased legal fees, totaling $887,000 as we work to resolve certain legal issues at our facilities, as well as costs, totaling $559,000 incurred in connection with environmental compliance of the facilities. The costs associated with environmental compliance were a result of our reevaluation and additional provisions made to certain of our environmental reserves. See "Environmental Contingencies" later in this Management's Discussion and Analysis for further discussion on our environmental reserves. The increase in SG&A costs in our Engineering segment were payroll related. Included in SG&A expenses is depreciation and amortization expense of $329,000 and $346,000 for the years ended December 31, 2006 and 2005, respectively.

Loss (Gain) on Disposal/Impairment of Property and Equipment

The loss on fixed asset disposal/impairment for the year ended December 31, 2006, was $28,000, as compared to a gain of $334,000 for the same period in 2005. The loss for 2006 was attributed mainly to the disposal of idle equipment at various facilities in both the Nuclear and Industrial Segments. The gain for 2005 was principally a result of the sale of property at our facility in Maryland. The sale was for net proceeds of $695,000 for land and building with a net book value of $332,000. The resulting gain of $363,000 was included in income from operations, and was partially offset by losses on disposal of equipment.

Interest Income

Interest income increased $152,000 for the year ended December 31, 2006, as compared to the 2005. The increase was due to proceeds from warrants and options exercised and employee stock purchase plan proceeds which totaled $12,079,000. Also, an additional funding of our finite risk insurance policy resulted in additional interest earned for the year. See later in this Management's Discussion and Analysis - "Liquidity and Capital Resources" for further discussion on the finite risk insurance policy.

Interest Expense

Interest expense decreased $248,000 for the year ended December 31, 2006, as compared to the corresponding period of 2005.

(In thousands)     2006       2005      Change       %
--------------   --------   --------   --------   --------
PNC interest     $    728   $    834   $   (106)     (12.7)
Other                 618        760       (142)     (18.7)
                 --------   --------   --------   --------
  Total          $  1,346   $  1,594   $   (248)     (15.6)
                 ========   ========   ========   ========

The decrease in 2006 is principally a result of the overall improvement in our debt position accelerated by the exercise of warrants and options for purchase of 7,106,790 shares of our Common Stock, as well as proceeds from our employee stock purchase plan, which added $12,079,000 in cash. Reduced borrowing on the revolver, along with diminishing principal on other equipment related loans continues to reduce our interest expenses.

Interest Expense - Financing Fees

Interest expense-financing fees decreased $125,000 for the year ended December 31, 2006, as compared to the corresponding period of 2005. Expenses in 2006 reflect the amortization of our prepaid financing fee for our term loan which expires in May of 2008. Expense for 2005 includes a fee paid to PNC for the increase in the term note by approximately $4,400,000 (See "Financing Activities" in this Management Discussion & Analysis). The remaining financing fees are principally associated with the PNC revolving credit and term loan and are amortized to expense over the term of the loan agreements. As of December 31, 2006, the unamortized balance of prepaid financing fees is $267,000. These prepaid financing fees will be amortized through May 2008 at a rate of $16,000 per month which approximates the rate using the effective interest method.

Income Tax

See "Note 11" to "Notes to Consolidated Financial Statements" for a reconciliation between taxes at the statutory rate and the provision for income taxes as reported. We have provided a valuation allowance on substantially all of our deferred tax assets. We will continue to monitor the realizability of these net deferred tax assets and will reverse some or all of the valuation allowance as appropriate. In making this determination, we considers a number of factors including whether there is a historical pattern of consistent and significant profitability in combination with our assessment of forecasted profitability in the future periods. Such patterns and forecasts allow us to determine whether our most significant deferred tax assets such as net operating losses will more likely than not be realizable in future years, in whole or in part. These deferred tax assets in particular will require us to generate significant taxable income in the applicable jurisdictions in future years in order to recognize their economic benefits. At this point, we do not believe that we have enough positive evidence to conclude that some or all of the valuation allowance on deferred tax assets should be reversed. However, facts and circumstances could change in future years and at such point we will reverse the allowance as appropriate. For the years ended December 31, 2006 and 2005, we had approximately $83,000 and $50,000, respectively, in federal income tax expense, as a result of a 100% valuation allowance against the deferred tax asset and our alternative minimum tax liability at December 31, 2006, and $424,000 and $382,000, respectively, in state income taxes primarily for our subsidiary, M&EC, in Oak Ridge, Tennessee.

SUMMARY - YEARS ENDED DECEMBER 31, 2005 AND 2004
------------------------------------------------

Net Revenue

Consolidated revenues increased for the year ended December 31, 2005, compared to the year ended December 31, 2004, as follows:

                                                         %                     %                      %
(In thousands)                               2005      Revenue     2004     Revenue     Change      Change
----------------------------------------   --------   --------   --------   --------   --------    --------
Nuclear
-------
  Bechtel Jacobs                           $ 14,940       16.5   $  9,405       11.4   $  5,535        58.9
  LATA/Parallax                                  --         --         --         --         --          --
  Government waste                           14,615       16.1   $ 16,533       20.0     (1,918)      (11.6)
  Hazardous/non-hazardous                     4,308        4.7      3,895        4.7        413        10.6
  Other nuclear waste                        13,382       14.7     12,846       15.6        536         4.2
                                           --------   --------   --------   --------   --------    --------
    Total                                    47,245       52.0     42,679       51.7      4,566        10.7

Industrial
----------
Commercial waste                             31,768       35.0     28,496       34.6      3,272        11.5
Government services                           4,344        4.8      5,853        7.1     (1,509)      (25.8)
Oil Sale                                      4,656        5.1      2,251        2.7      2,405       106.8
                                           --------   --------   --------   --------   --------    --------
    Total                                    40,768       44.9     36,600       44.4      4,168        11.4

Engineering                                   2,853        3.1      3,204        3.9       (351)      (11.0)
                                           --------   --------   --------   --------   --------    --------
    Total                                  $ 90,866      100.0   $ 82,483      100.0   $  8,383        10.2
                                           ========   ========   ========   ========   ========    ========

The Nuclear segment realized growth of 10.7% in consolidated revenues for the year ended December 31, 2005, over 2004. The increase in revenues from Bechtel Jacobs reflected a concentrated effort to process certain of their waste streams, and assist Bechtel Jacobs attain disposal milestones for 2005. As a result of the focus towards assisting Bechtel Jacobs, we saw a decrease in revenue from other government customers. However, we received more waste from other government customers in 2005, which could not be processed by year end and is reflected in our backlog. The backlog of stored waste at December 31, 2005, was $16,374,000 compared to $16,247,000 at December 31, 2004. The increase in backlog reflects the complexity of the waste streams and timing of receipts and processing of materials. We also saw an increase in revenue from hazardous and non-hazardous waste streams from certain existing industrial customers, due to soil projects we performed. We experienced a small increase in revenue from other nuclear waste, and continue to pursue growth within the mixed waste market through additional contracts. Revenue also increased in the Industrial segment for the year ended December 31, 2005. The commercial revenue increase was primarily due to expanded services with a national home improvement chain, which increased approximately $2,937,000 to $4,424,000 of consolidated revenue for the year ended December 31, 2005. However, our contract with the home improvement chain was cancelled effective November 25, 2005. The Industrial segment could see a reduction in revenue in 2006 as the segment works to replace the loss of the retail customer with other sources of revenue. The segment also experienced an increase in revenue of $780,000 from used oil processing and sales, as a result of increased oil prices. Used oil sales accounted for 5% of our 2005 revenues. The increase in revenue from the facility acquired in March of 2004, reflected an entire year of operations in 2005. The Industrial segment increase was partially offset by a decrease in revenue from government services due to the expiration of one of our government contracts and the rebid and subsequent lower revenues related to another government contract. The Engineering segment experienced a decrease in revenue in 2005 as a result of the completion of certain special projects in 2004 that were not replaced in 2005.

Cost of Goods Sold

Cost of goods sold increased for the year ended December 31, 2005, compared to the year ended December 31, 2004, as follows:

(In thousands)      2005     % Revenue     2004      % Revenue     Change
--------------   ---------   ---------   ---------   ---------   ---------
Nuclear          $  29,144        61.7   $  25,938        60.8   $   3,206
Industrial          34,142        83.7      30,440        83.2       3,702
Engineering          2,184        76.6       2,392        74.7        (208)
                 ---------   ---------   ---------   ---------   ---------
  Total          $  65,470        72.1   $  58,770        71.3   $   6,700
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

Gross Profit

Gross profit for the year ended December 31, 2005, increased over 2004, as follows:

(In thousands)     2005      % Revenue     2004      % Revenue     Change
--------------   ---------   ---------   ---------   ---------   ---------
Nuclear          $  18,100        38.3   $  16,741        39.2   $   1,359
Industrial           6,627        16.3       6,160        16.8         467
Engineering            669        23.4         812        25.3        (143)
                 ---------   ---------   ---------   ---------   ---------
  Total          $  25,396        27.9   $  23,713        28.7   $   1,683
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

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased for the year ended December 31, 2005, as compared to the corresponding period for 2004, as follows:

(In thousands)     2005      % Revenue     2004      % Revenue    Change
--------------   ---------   ---------   ---------   ---------   ---------
Administrative   $   4,800          --   $   4,197          --   $     603
Nuclear              6,863        14.5       6,079        14.2         784
Industrial           8,307        20.4       7,735        21.1         572
Engineering            473        16.6         450        14.0          23
                 ---------   ---------   ---------   ---------   ---------
  Total          $  20,443        22.5   $  18,461        22.4   $   1,982
                 =========   =========   =========   =========   =========

We experienced an increase in SG&A expenses throughout the Company; however, SG&A as a consolidated percentage of revenue remained constant. The increase in the corporate administrative overhead is due primarily to increased payroll and benefits, as a result of our continuing focus on corporate governance and information services, and legal and environmental consulting fees related to the extensive internal review performed on permit compliance and the treatment of certain waste streams. The increase in administrative overhead was also from third party charges incurred for additional audit fees, compliance work performed with regard to Sarbanes-Oxley, and completion of the related internal control assessment required under Section 404 of the Act. As a result of completing the initial year of assessment and documentation, and the establishment of our internal audit department, during the third quarter of 2005, we saw a decline in the third party charges related to Section 404. The increase in SG&A in the Nuclear segment was a result of increased payroll and benefits, as the segment works to build a stronger management and support team. The increase in the Industrial segment was also from increased payroll and benefits, and other costs incurred in connection with environmental compliance of the facilities. The Engineering segment increase in SG&A was the result of hiring a business development manager to assist in expanding their customer base. Included in SG&A expenses is depreciation and amortization expense of $346,000 and $285,000 for the years ended December 31, 2005, and 2004, respectively.

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

Interest Expense

Interest expense decreased for the year ended December 31, 2005, as compared to the corresponding period of 2004.

(In thousands)     2005       2004      Change       %
--------------   --------   --------   --------   --------
PNC interest     $    834   $    789   $     45        5.7
AMI/BEC                --        506       (506)    (100.0)
Other                 760        725         35        4.8
                 --------   --------   --------   --------
  Total          $  1,594   $  2,020   $   (426)     (21.1)
                 ========   ========   ========   ========

This decrease principally reflects the prepayment of the AMI/BEC senior subordinated debt in August 2004, which resulted in a decrease in expense. Additionally, we experienced a decrease due to reduced borrowing levels on other debt obligations as we continue to reduce our debt balances. However, the 2004 other interest total reflects a net reduced number, as a result of the favorable impact of an adjustment to interest payable associated with the PDC and IRS notes, in September 2004, which totaled $219,000. Offsetting the decrease was an increase in PNC interest as a result of the increase in the Term Loan by approximately $4.4 million effective June 29, 2005.

Interest Expense - Financing Fees

Interest expense-financing fees decreased approximately $1,873,000 for the year ended December 31, 2005, as compared to the corresponding period of 2004. This decrease was principally due to the write-off of $1,217,000, in 2004, of prepaid financing fees and debt discount associated with the early termination of senior subordinated notes, which were paid in full in August 2004. Additionally, we expensed an early termination fee of $190,000, in 2004, as a result of the pre-payment. The remaining financing fees are principally associated with the PNC revolving credit and term loan and are amortized to expense over the term of the loan agreements. As of December 31, 2005, the unamortized balance of prepaid financing fees is $462,000, which is comprised of $220,000 from the original debt and $338,000 associated with Amendment No. 4 and Amendment No. 5, offset by the monthly amortization of these fees over the past six months. These prepaid financing fees will be amortized through May 2008 at a rate of $16,000 per month which approximates the rate using the effective interest method.

Income Tax

See "Note 11" to "Notes to Consolidated Financial Statements" for a reconciliation between taxes at the statutory rate and the provision for income taxes as reported. For the years ended December 31, 2005 and 2004, we had approximately $50,000 and $0, respectively, in federal income tax expense, as a result of a 100% valuation allowance against the deferred tax asset resulting from our alternative minimum tax liability at December 31, 2005, and $382,000 and $169,000, respectively, in state income taxes primarily for our subsidiary, M&EC, in Oak Ridge, Tennessee.

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

PFP recognized a loss of $352,000 in 2006, which was partially due to early termination costs of $200,000 associated with our early termination of our leased property, as compared to an operating loss of $346,000 and revenues of $721,000 for the year ended December 31, 2005. The assets and liabilities related to PFP have been reclassified into separate categories in the Consolidated Balance Sheets as of December 31, 2006 and 2005. The assets are recorded at their net realizable value, and consist of equipment of $106,000. PFP has no liabilities on the books as of December 31, 2006.

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

PFMI recorded income of $701,000 for the year ending December 31, 2006 and income of $1,017,000 for the year ending 2005. Our income for 2006 was a result of a reduction of $1,182,000 in our environmental accrual due to our re-evaluation of the accrual we have recorded for the closure and remediation activities we are performing. Our income in 2005 was the result of the settlement of three insurance claims we submitted relative to the two fires at PFMI, a property claim for the first fire and a property claim and business interruption claim for the second fire. During 2004, we recorded a receivable of $1,585,000 based on negotiations with the insurance carrier on the business interruption claim. The income from recording this receivable was recorded as a reduction of "loss from discontinued operations" and reduced the operating losses for 2004. During 2005, we received insurance proceeds and claim settlements of $3,253,000 for settlement of all three claims. Of these proceeds, $1,476,000 was recorded as income from discontinued operations during the third quarter of 2005, which is net of $192,000 paid for public adjustor fees.

Assets and liabilities related to the discontinued operation have been reclassified to separate categories in the Consolidated Balance Sheets as of December 31, 2006 and 2005. As of December 31, 2006, assets are recorded at their estimated net realizable values, and consist of property and equipment of $600,000. Liabilities as of December 31, 2006, consist of current accrued expenses of $22,500, environmental accruals of $653,000, and a pension payable of $1,433,000. The pension plan withdrawal liability is a result of the termination of the union employees of PFMI. The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month, for principal and interest, over an eight year period. This obligation is recorded as a long-term liability, with a current portion of $146,000 that we expect to pay over the next year.

As a result of the discontinuation of operations at the PFMI facility, we are required to complete certain closure and remediation activities pursuant to our RCRA permit. Also, in order to close and dispose of the facility, we may have to complete certain additional remediation activities related to the land, building, and equipment. The level and cost of the clean-up and remediation will be determined by state mandated requirements, the extent to which is not known at this time. Also, impacting this estimate is the level of contamination discovered, as we begin remediation, and the related clean-up standards which must be met in order to dispose of or sell the facility. We engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we estimated the cost of this environmental closure and remediation liability to be $2,464,000. During 2006 we re-evaluated our required activities to close and remediate the facility, and during the quarter ended June 30, 2006, we began implementing the modified methodology to remediate the facility. As a result of the reevaluation and the change in methodology we reduced the accrual by $1,182,000. We have spent approximately $629,000 for closure costs since September 30, 2004, of which $74,000 has been spent during 2006, and $439,000 was spent in 2005. We have $653,000 accrued for the closure, as of December 31, 2006, and we anticipate spending $538,000 in 2007 with the remainder over the next six years.

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

At December 31, 2006, we had cash of $1,863,000. The following table reflects the cash flow activities during 2006.

               (Amounts in thousands)                   2006
               -------------------------------------   -------
               Cash provided by operations             $ 1,673
               Cash used in investing activities        (6,842)
               Cash provided by financing activities     6,938
                                                       -------
               Increase in cash                        $ 1,769
                                                       =======

Due to the cash proceeds from the issuance of Common Stock in 2006, we are not currently in a net borrowing position. We attempt to move all excess funds into a Money Market Sweep account in order to maximize the interest earned. When we are in a net borrowing position, we attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes remittance lock boxes and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the Money Market account or the revolving credit facility if applicable. The cash balance at December 31, 2006 is a result of cash provided by operations, as cash received from warrants and option exercises was used to pay down revolver debt and to finance capital for the year.

Operating Activities

Accounts Receivable, net of allowances for doubtful accounts, totaled $15,256,000, a decrease of $1,353,000 over the December 31, 2005, balance of $16,609,000. The Industrial segment experienced a decrease of $466,000 as a result of increased collection efforts and the reduction of certain revenue streams. The Nuclear segment also decreased by $912,000 due to improved collection efforts and the impact of increased unbilled revenues. The Engineering segment increased by $25,000.

Unbilled Receivables are generated by differences between invoicing timing and the percentage of completion methodology used for revenue recognition purposes. As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue. We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as, the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables. The timing differences occur for several reasons, partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal. The difference also occurs due to our end disposal sites requirement of preapproval prior to our shipping waste for disposal and our contract terms with the customer that we dispose of the waste prior to invoicing. As of December 31, 2006, Unbilled Receivables totaled $15,461,000, an increase of $3,513,000 from the December 31, 2005, balance of $11,948,000. This increase is principally due to the increased revenues recognized in the Nuclear segment, and the complexity of the current contracts, which creates delays related to additional testing, invoicing, documentation requirements, and third party disposals. These delays usually take several months to overcome but are normally considered collectible within twelve months. However, as we now have historical data to review the timing of these delays, we realize that certain issues can make collection of some of these receivables greater than twelve months. Therefore, in 2006, we have segregated the unbilled receivables between current and long term. The current portion of the unbilled receivables is $12,861,000 and the long term portion is $2,600,000.

As of December 31, 2006, accounts payable was $3,922,000, a decrease of $2,131,000 from the December 31, 2005, balance of $6,053,000. This decrease in accounts payable is a result of the impact of lower costs in the Industrial segment related to reduced revenues. Additionally, significant proceeds from the exercise of options and warrants increased cash flow which enabled us to reduce our accounts payable balances.

Accrued Expenses as of December 31, 2006, totaled $11,287,000, a decrease of $379,000 over the December 31, 2005, balance of $11,666,000. Accrued expenses are made up of disposal and processing cost accruals, accrued compensation, interest payable, insurance payable and certain tax accruals. The decrease in accrued expenses was principally the result of our decision to pay our annual insurance premium rather than to finance it. This reduced our insurance payable, offsetting the increase of accrued disposal in our Nuclear segment which was the result of increases in revenue earned but unbilled.

Working capital at December 31, 2006, was $12,810,000, as compared to a working capital of $5,916,000 at December 31, 2005. The increase of $6,894,000 is principally related to increased receivables and increased cash on hand. Receivables were up due to increased revenues, and the settlement of a surcharge dispute for $1,500,000. Cash on hand increased primarily due to the issuance of Common Stock from option and warrant exercises, which resulted in proceeds of $12,035,000. The improved cash position also allowed us to pay our vendors quicker and eliminate certain other liabilities, resulting in a reduction in accounts payables and accrued expenses of approximately $2,510,000.

Investing Activities

Our purchases of new capital equipment for the year ended December 31, 2006, totaled approximately $6,441,000 of which $94,000 was financed, resulting in net purchases of $6,347,000, funded out of cash flow. These expenditures were for expansion and improvements to the operations principally within the Nuclear and Industrial segments. These capital expenditures were principally funded by the cash provided by operations, through various other lease financing sources and through Warrant and option proceeds raised during the year. We have budgeted capital expenditures of approximately $4,137,000 for 2007, which includes an estimated $2,929,000 to complete certain current projects committed at December 31, 2006, as well as other identified capital and permit compliance purchases. Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether. We have traditionally incurred actual capital spending totals for a given year less than initial budget amount. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects. We anticipate funding these capital expenditures by a combination of lease financing, internally generated funds, and/or the proceeds received from Warrant exercises. See " - Environmental Contingencies" for budgeted capital expenditures relating to environmental contingencies such as environmental remediation expenditures.

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that in the event of closure of our permitted facilities will be closed in accordance with the regulations. The policy provides a maximum $35 million of financial assurance coverage of which the coverage amount totals $29,211,000 at December 31, 2006, and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy required an upfront payment of $4.0 million, of which $2,766,000 represents the full premium for the 25-year term of the policy, and the remaining $1,234,000, to be deposited in a sinking fund account representing a restricted cash account. Additionally, in February 2004, 2005, and 2006, we paid the first three of the nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. We recorded $188,000 of interest income during 2006 for interest earned as of December 31, 2006, on the sinking funds. As of December 31, 2006, we have $4,518,000 in our sinking fund on the consolidated balance sheet. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, the Insurer will pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

On March 23, 2004, our subsidiary, PFMD completed it's acquisition of certain assets of A&A and our subsidiary, PFP completed its acquisition of certain assets of EMAX, which as of November 2005, became a discontinued operation (see Discontinued Operations earlier in this Management's Discussion and Analysis). We paid $2,735,000 in cash for the acquired assets and assumed liabilities of A&A and $180,000 in cash for EMAX, using funds received in connection with a private placement offering that was completed in March 2004. A&A and EMAX had unaudited combined revenues of approximately $15.0 million in 2003 and a combined loss of approximately $299,000. See - "Discontinued Operations" for a discussion as to discontinuing PFP.

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

Financing Activities

We have entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank. The Agreement initially provided for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary.

During March 2005, we amended the Agreement with PNC to, among other things, extend the $25 million credit facility through May 31, 2008. The other terms of the credit facility remain principally unchanged, as a result of the amendment, with the exception of a 50 basis point reduction in the variable interest rate on both loans. As of December 31, 2006, the excess availability under our Revolving Credit was $14,461,000 based on our eligible receivables.

During June 2005, we entered into another amendment to the Agreement. Pursuant to this amendment, PNC increased our Term Loan by approximately $4.4 million, resulting in a Term Loan of $7 million, with the Term Loan payable in monthly installments of approximately $83,000, plus accrued interest, with the remaining unpaid principal balance and accrued interest, payable in May 2008, upon termination of the amended Agreement. Under this Amendment, certain of our subsidiaries modified or granted mortgages to PNC on their facilities, in addition to the collateral previously granted to PNC under the Agreement. All other terms and conditions to the Agreement remain principally unchanged. We used the additional loan proceeds to prepay a $3.5 million unsecured promissory note, which was due and payable in August 2005, and the balance was used for general working capital. As a condition of the two amendments, we paid a $140,000 fee to PNC.

Pursuant to the Agreement, as amended, the Term Loan bears interest at a floating rate equal to the prime rate plus 1%, and the Revolving Credit at a floating rate equal to the prime rate plus 1/2%. The loans are subject to a prepayment fee of 1% until March 25, 2006, and 1/2% until March 25, 2007.

In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation ("PDC"), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2007 will be approximately $400,000 semiannually. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended (10% on December 31, 2006) and payable in one lump sum at the end of the loan period. On December 31, 2006, the outstanding balance was $3,202,000 including accrued interest of approximately $1,768,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

Additionally, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2007 will be approximately $100,000 semiannually. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On December 31, 2006, the rate was 10%. On December 31, 2006, the outstanding balance was $776,000 including accrued interest of approximately $423,000.

During 2006, various investors exercised Warrants to purchase 6,673,290 shares of our Common Stock, of which 73,797 shares were issued on a cashless basis and 60,000 shares were issued on a loan by the Company at an arms length basis. We received proceeds of $11,460,000 for the issuance of the above shares of Common Stocks. Holders of certain outstanding options exercised their options to purchase 433,500 shares of our Common Stock for an aggregate purchase price of approximately $575,000. The Warrants and options were exercised in accordance with the terms of their respective documents. The proceeds of the Warrant and option exercises were used to fund capital expenditures and for current working capital needs.

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

After conversion of the Series 17, Capital Bank owned of record, as agent for certain investors, 6,413,383 shares of Common Stock, or 14.3% of the Company's issued and outstanding Common Stock as of December 31, 2005 and 2,659,807 shares of Common Stock that Capital Bank has the right to acquire, as agent for certain investors, under certain warrants with an exercise price of $1.75 per share. In 2006, Capital Bank exercised 2,548,084 of the 2,659,807 warrants to purchase 2,548,084 shares of Common Stock, for certain of its accredited investors, and warrants for the remaining 111,723 expiring. As of March 9, 2007, Capital Bank has represented to us that it owns of record, as agent for certain accredited investors, 6,322,074 shares or 12.14% of our outstanding Common Stock. As of the date of this report, Capital Bank has no warrants or options to acquire, as agent for certain investors, additional shares of our Common Stock. See Item 12
- "Security Ownership of Certain Beneficial Owners and Management" regarding Capital Bank.

In summary, we have continued to take steps to improve our operations and liquidity, as discussed above. However, we continue to invest our working capital back into our facilities to fund capital additions within both the Nuclear and Industrial segments. We have experienced the positive impact of improved collections of our accounts receivable and increased availability under our Revolving Credit. Additionally, we continued to reduce our accounts payable through the last half of the year. Also, positively impacting our liquidity position was the issuance of 7,106,790 shares of Common Stock upon exercises of warrants and options which resulted in proceeds of $12,035,000. The reserves recorded on discontinued operations could be reduced or paid over a longer period of time than initially anticipated. If, among other things, our Industrial segment is unable to return to profitability in the foreseeable future, or our Nuclear segment is unable to maintain existing government contracts or win new government contracts, have unforeseen acceleration of debt payments, have unforeseen facility closures or are required to accelerate remediation activities, such would have a material adverse effect on our liquidity position.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

                                                            Payments due by period
                                                  ---------------------------------------------
                                                  Less than      1-3         4-5        After
Contractual Obligations                 Total       1 year      years       years      5 years
-----------------------------------   ---------   ---------   ---------   ---------   ---------
Long-term debt                        $   8,329   $   2,403   $   5,917   $       9   $      --
Interest on long-term debt (1)            2,191          --       2,191          --          --
Interest on variable rate debt (2)          644         471         173          --          --
Operating leases                          4,051       1,300       2,139         609           3
Finite risk policy (3)                    6,023       1,004       3,011       2,008          --
Pension withdrawal liability (4)          1,433         146         517         447         323
Environmental contingencies (5)           3,278       1,409         880         503         486
Purchase obligations (6)                     --          --          --          --          --
                                      ---------   ---------   ---------   ---------   ---------
     Total contractual obligations    $  25,949   $   6,733   $  14,828   $   3,576   $     812
                                      =========   =========   =========   =========   =========

(1) Our IRS Note and PDC Note agreements state that the interest on those notes is paid at the end of the term, December 2008.

(2) We have variable interest rates on our Term Loan and Revolving Credit of 1% and 1/2% over the prime rate of interest, respectively, and as such we have made certain assumptions in estimating future interest payments on this variable interest rate debt. We assume an increase in prime rate of 0.25% in each of the years 2007 and 2008 for our term note. We anticipate a full repayment of our Term Loan by May 2008. Our Revolver balance was zero as of December 31, 2006.

(3) Our finite risk insurance policy provides financial assurance guarantees to the states in the event of unforeseen closure of our permitted facilities. See "Liquidity and Capital Resources - Investing Activities" earlier in this Management's Discussion and Analysis for further discussion on our finite risk policy.

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

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as, the reported amounts of revenues and expenses during the reporting period. We believe the following critical accounting policies affect the more significant estimates used in preparation of the consolidated financial statements:

Revenue Recognition Estimates. We utilize a percentage of completion methodology for purposes of revenue recognition in our Nuclear Segment. As we accept more complex waste streams in this segment, the treatment of those waste streams becomes more complicated and time consuming. We have continued to enhance our waste tracking capabilities and systems, which has enabled us to better match the revenue earned to the processing phases achieved. The major processing phases are receipt, treatment/processing and shipment/final disposition. Upon receiving mixed waste we recognize a certain percentage (generally 33%) of revenue as we incur costs for transportation, analytical and labor associated with the receipt of mixed wastes. As the waste is processed, shipped and disposed of we recognize the remaining 67% revenue and the associated costs of transportation and burial. The waste streams in our Industrial segment are much less complicated, and services are rendered shortly after receipt, as such we do not use percentage of completion estimates in our Industrial segment. We review and evaluate our revenue recognition estimates and policies on a quarterly basis.

Allowance for Doubtful Accounts. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that are uncollectible. We regularly review all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balances that are uncollectible. Specific accounts that are deemed to be uncollectible are reserved at 100% of their outstanding balance. The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for balances 91-120 days and 40% for balances over 120 days aged), based on a historical valuation, that allows us to calculate the total reserve required. This allowance was approximately 0.5% of revenue for 2006 and 2.7%, of accounts receivable as of December 31, 2006. Additionally, this allowance was approximately 0.6% of revenue for 2005, and 3.1% of accounts receivable as of December 31, 2005.

Intangible Assets. Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net assets acquired ("goodwill") and the recognized permit value of the business. We continually reevaluate the propriety of the carrying amount of permits and goodwill to determine whether current events and circumstances warrant adjustments to the carrying value. We utilize an independent appraisal firm to test goodwill and permits, separately, for impairment, annually as of October 1. Our annual impairment test as of October 1, 2005 and 2006 resulted in no impairment of goodwill and permits. The appraisers estimate the fair value of our operating segments using a discounted cash flow valuation approach. This approach is dependent on estimates for future sales, operating income, depreciation and amortization, working capital changes, and capital expenditures, as well as, expected growth rates for cash flows and long-term interest rates, all of which are impacted by economic conditions related to our industry as well as conditions in the U.S. capital markets.

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

Accrued Environmental Liabilities. We have five remediation projects currently in progress. The current and long-term accrual amounts for the projects are our best estimates based on proposed or approved processes for clean-up. The circumstances that could affect the outcome range from new technologies that are being developed every day to reduce our overall costs, to increased contamination levels that could arise as we complete remediation which could increase our costs, neither of which we anticipate at this time. In addition, significant changes in regulations could adversely or favorably affect our costs to remediate existing sites or potential future sites, which cannot be reasonably quantified. Included in the liability are accrued long-term environmental liabilities for our acquired facility in Maryland in March 2004, however, as this is not a permitted facility we are currently under no obligation to clean up the contamination.

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

Share-Based Compensation. On January 1, 2006, we adopted Financial Accounting Standards Board ("FASB") Statement No. 123 (revised) ("SFAS 123R"), Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, superseding APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes accounting standards for entity exchanges of equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative upon adopting. We adopted SFAS 123R utilizing the modified prospective method in which compensation cost is recognized beginning with the effective date based on SFAS 123R requirements for all (a) share-based payments granted after the effective date and (b) awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

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

Pursuant to the adoption of SFAS 123R, during the three-month period ended March 31, 2006, we recorded stock-based compensation expense for the director stock options granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes. For the employee stock option grants on March 2, 2006 and May 15, 2006, and the director stock option grant on July 27, 2006, we have estimated compensation expense based on the fair value at grant date using the Black-Scholes valuation model and have recognized compensation expense using a straight-line amortization method over the vesting period. As SFAS 123R requires that stock-based compensation expense be based on options that are ultimately expected to vest, stock-based compensation for year ended December 31, 2006 has been reduced for estimated forfeitures at a rate of 5.7 % for the employee stock option grants and none for the director stock option grant. When estimating forfeitures, we considered trends of actual option forfeitures.

We calculated a fair value of $0.868 for each March 2, 2006, option grant on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield; an expected life of four years; expected volatility of 54.0%; and a risk free interest rate of 4.70%. We calculated a fair value of $0.877 for the May 15, 2006, option grant on the date of grant with the following assumptions: no dividend yield; an expected life of four years; an expected volatility of 54.6%; and a risk-free interest rate of 5.03%. No employee options were granted in the corresponding periods of 2005. We calculated a fair value of $1.742 for each July 27, 2006, director option grant on the date of the grant with the following assumptions: no dividend yield; an expected life of ten years; an expected volatility of 73.31%; and a risk free interest rate of 4.98%.

Our computations of expected volatility for 2006 are based on historical volatility from our traded Common Stock, as was the computation of expected volatility on grants prior to 2006. Due to our change in the contractual term and vesting period, we utilized the simplified method, defined in the Securities and Exchange Commission's Staff Accounting Bulletin No. 107, to calculate the expected term for our 2006 employee grants. We utilized contractual term for the expected term of the director option grants in July 2006. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. See "Note 2" to "Notes to Consolidated Financial Statement" for impact of SFAS 123R on our financial statement.

KNOWN TRENDS AND UNCERTAINTIES

Seasonality. Historically, we have experienced a seasonal slowdown within our industrial segment operations and revenues during the winter months extending from late November through early March. The seasonality factor is a combination of poor weather conditions in the central plains and Midwestern geographical markets we serve for on-site and off-site waste management services, and the impact of reduced activities during holiday periods resulting in a decrease in revenues and earnings during such periods. Our engineering segment also experiences reduced activities and related billable hours throughout the November and December holiday periods. The DOE and DOD represent major customers for the Nuclear segment. In conjunction with the federal government's September 30 fiscal year-end, the Nuclear segment historically experienced seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements. Correspondingly for a period of approximately three months following September 30, the Nuclear segment is generally seasonably slow, as the governmental budgets are still being finalized, planning for the new year is occurring and we enter the holiday season. More recently, due to our efforts to work with the various government customers to smooth these shipment more evenly throughout the year, we have seen much less fluctuation in the quarters, with receipts in the fourth quarter 2006 actually higher than the third quarter. In addition, our revenue recognition policy further reduces this impact on our revenue. See "Revenue Recognition Estimates" in this "Management Discussion and Analysis of Financial Condition and Results of Operations".

Economic Conditions. Economic downturns or recessionary conditions can adversely affect the demand for our services, principally within the Industrial segment. Reductions in industrial production generally follow such economic conditions, resulting in reduced levels of waste being generated and/or sent off for treatment. We believe that recessionary conditions stabilized in 2005 as evidenced by increases in commercial waste revenue and continued to improve in the first half of 2006.

Significant Customers. Our revenues are principally derived from numerous and varied customers. However, our Nuclear segment has a significant relationship with Bechtel Jacobs. Bechtel Jacobs is the DOE's appointed manager of the environmental program to perform certain treatment and disposal services in Oak Ridge, Tennessee. Our revenues from Bechtel Jacobs contributed 7.6% of total consolidated revenues for the year ended December 31, 2006, and 16.5% of total consolidated revenues during the same period in 2005. Our initial relationship with Bechtel Jacobs began when our subsidiary in Oak Ridge, Tennessee ("M&EC") entered into certain subcontracts for treatment services, and has expanded into other services outside these contracts. These Oak Ridge contracts have been extended through September 2007, and as with most contracts with the federal government, may be terminated or renegotiated at any time at the government's election. As the DOE site in Oak Ridge continues to complete certain of its clean-up milestones and moves toward completing its closure efforts, the revenue from these contracts have declined. The Nuclear segment continues to pursue other similar or related services for environmental programs at other DOE and government sites. In February 2003, M&EC commenced legal proceedings against Bechtel Jacobs, seeking payment from Bechtel Jacobs of approximately $4.3 million in surcharges relating to certain wastes that were treated by M&EC in 2001 and 2002. During 2001, we recognized approximately $381,000 in revenue for these surcharges, which represented an initial offer for settlement by Bechtel Jacobs. Bechtel Jacobs continues to deliver waste to M&EC for treatment, and M&EC continues to accept such waste. In addition, subsequent to the filing of the lawsuit, M&EC entered into a new contract with Bechtel Jacobs to treat DOE waste. On January 24, 2007, M&EC and Bechtel Jacobs entered into a settlement agreement to resolve this dispute for $1.5 million. Although we do not believe settlement of this lawsuit will have a material adverse effect on our operations, there is no guarantee of future business with Bechtel Jacobs, as Bechtel Jacobs can elect to terminate the relationship for convenience at any time. Termination of this relationship could have a material adverse effect on us. We are working towards increasing other sources of revenues at M&EC to reduce the risk of reliance on one major source of revenues.

We have developed a significant relationship with LATA/Parallax. LATA /Parallax has assumed certain projects and contracts, relating to work for the federal government, previously managed by Bechtel Jacobs, under which we have received various work releases to process mixed waste streams and an additional contract to treat waste generated by the federal government. Consolidated revenues from LATA/Parallax for 2006 totaled approximately $10.3 million or 11.8% of total revenues. All contracts relating to the federal government provide that LATA/Parallax can terminate the contract with us at any time for convenience, which could have a material adverse effect on our operations.

During 2006, our Nuclear segment performed services relating to waste generated by the federal government, either directly or indirectly as a subcontractor to the federal government, representing approximately 33 million, or approximately 37.8%, of our consolidated 2006 revenues, which includes revenues under the contracts with Bechtel Jacobs and LATA/Parallax discussed above. Most, if not all, contracts with the federal government or with others as a subcontractor to the federal government provide that the government may terminate or renegotiate the contracts at the government's option at any time.

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

Certain Legal Proceedings. Our subsidiary, PFD, is involved in certain legal proceedings alleging, among other things, that it had not obtained certain air permits in order to operate its facility in violation of the Clean Air Act and applicable state statutes and regulations. If it is determined that PFD is or was required to operate under a Title V air permit, this determination could result in substantial fines and penalties being assessed against PFD, which could have a material adverse effect on our financial conditions and liquidity. In addition, a determination that either PFD is in violation of the applicable Clean Air Act and/or applicable state statutes could have a material adverse effect on the operation of that particular facility. If it is determined that either PFD is required to have a Title V air permit in order to operate that facility, we anticipate that substantial capital expenditures will be required in order to bring that facility in compliance with the requirements of a Title V air permit. We do not have reliable estimates of the cost of additional capital expenditures to comply with Title V air permit.

ACQUISITION - LETTER OF INTENT

We have entered into a letter of intent to acquire Nuvotec USA, Inc. ("Nuvotec") and its wholly owned subsidiary, Pacific EcoSolutions, Inc. ("PEcoS"). PEcoS is a hazardous waste, low level radioactive waste and mixed waste (containing both hazardous waste and low level radioactive waste) management company based in Richard, Washington, adjacent to the DOE's Hanford facility. Under the letter of intent, as consideration for the purchase, we would pay $7 million, subject to adjustment under certain conditions, with $6 million, as may be adjusted, payable at closing and $1 million payable in equal installments over three years, and up to an additional $4.6 million in the form of an earn-out based on revenues of our Nuclear segment exceeding certain based levels each year over a four year period. At the closing of this proposed transaction, we will be required to pay or assume approximately $9.4 million of bank and shareholder debt, comprised of approximately $5.3 million of Nuvotec's bank debt, $375,000 of Nuvotec's debt to certain of its shareholders, and $3.8 million of PEcoS' bank debt. The acquisition is subject to, among other things, execution of definitive agreements, completion of due diligence and approval of lenders. If the transaction is completed, at the closing, Nuvotec's principal asset will be PEcoS. The PEcoS facility is permitted to treat, store, and process hazardous waste, low level radioactive waste and mixed waste, and is located adjacent to the DOE's Hanford site. If the transaction is completed, we intend to fund any consideration consisting of cash payments to be paid at closing from our working capital or from borrowings under our Revolving Credit facility. Further, at the closing of this proposed transaction, certain shareholders of Nuvotec immediately prior to the closing that are accredited investors would buy from us $2 million of our common stock in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and/or Rule 506 promulgated under the Act.

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

The PEcoS facility is located on 45 acres adjacent to the Hanford site, and is comprised of a low-level radioactive waste (LLRW) facility and a mixed waste
(MW) facility. The LLRW facility has a radioactive materials license, and encompasses approximately 70,000 square feet. The MW facility has RCRA and TSCA permits, a radioactive materials license, and encompasses approximately 80,000 square feet. PEcoS' revenue during its fiscal year ending September 30, 2006, was approximately $13 million. At this time, the due diligence process is proceeding.

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

We have budgeted for 2007, $1,409,000 in environmental remediation expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at our facilities. As previously discussed under "Business -- Capital Spending, Certain Environmental Expenditures and Potential Environmental Liabilities," our facilities where the remediation expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia, PFTS's facility in Tulsa, Oklahoma, PFMD's facility in Baltimore, Maryland, and PFMI's facility in Detroit, Michigan. We expect to fund the expenses to remediate the sites from funds generated internally; however, no assurances can be made that we will be able to do so.

At December 31, 2006, we had total accrued environmental remediation liabilities of $3,278,000 of which $1,409,000 is recorded as a current liability, which reflects a decrease of $1,117,000 from the December 31, 2005, balance of $4,395,000. The decrease represents payments on remediation projects as well as decrease in our reserve due to reevaluation of our remediation estimates. We have included in the accrued balance, environmental accruals of $653,000 for PFMI, one of our two discontinued operations. We completed the remediation of the leased property at our other discontinued operations, PFP in February 2006. The December 31, 2006, current and long-term accrued environmental balance is recorded as follows:

                           Current       Long-term
                           Accrual        Accrual         Total
                        ------------   ------------   ------------
           PFD          $    277,000   $    453,000   $    730,000
           PFM               453,000        348,000        801,000
           PFSG              134,000        532,000        666,000
           PFTS                7,000         30,000         37,000
           PFMD                   --        391,000        391,000
                        ------------   ------------   ------------
                             871,000      1,754,000      2,625,000
           PFMI              538,000        115,000        653,000
                        ------------   ------------   ------------
                        $  1,409,000   $  1,869,000   $  3,278,000
                        ============   ============   ============

Our subsidiaries, PFD and PFTS were and are involved in certain proceedings alleging, among other things, that they had not obtained certain air permits in order to operate its facility in violation of the Clean Air Act and applicable state statutes and regulations. If it is determined that PFD is or was required to operate under a Title V air permit, this determination could result in substantial fines and penalties being assessed against PFD, which could have a material adverse effect on our financial conditions and liquidity. In addition, a determination that PFD is in violation of the applicable Clean Air Act and/or applicable state statutes could have a material adverse effect on the operation of that particular facility. The above budgeted amounts for capital expenditures relating to environmental contingencies assume that PFD is not required to obtain a Title V air permit in connection with its operations. If it is determined that PFD is required to have a Title V air permit in order to operate that facility, we anticipate that substantial additional capital expenditures will be required in order to bring that facility in compliance with the requirements of a Title V air permit. We do not have reliable estimates of the cost of additional capital expenditures to comply with Title V air permit. As previously discussed, PFTS has resolved its administrative proceeding with the ODEQ by entering into a consent order during January 2007, and has agreed to file for a Title V air permit as a synthetic minor. The above capital expenditure also does not include approximately $251,000 which will be required to satisfy the consent order entered into between ODEQ and PFTS in January 2007, to comply with certain air related regulatory matters in connection with its operations, including filing for a Title V air permit as a synthetic minor; however, this capital expenditure was approved in February 2007.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes". FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the potential impact of FIN 48 on our financial statements.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect, if any, the adoption of SFAS 157 will have on our financial condition, results of operations and cash flows.

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plan - an amendment of FASB Statement No. 87, 88, 106 and 132(R)". SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS 158 is effective for fiscal years ending after December 15, 2006. SFAS 158 did not have a material effect on our financial condition, result of operations, and cash flows.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting financial instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November, 15, 2007. We are currently evaluating the effect, if any, the adoption of SFAS 159 will have on our financial condition, results of operations and cash flow.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC, as described under "Note 7" to "Notes to Consolidated Financial Statements". As discussed therein, we entered into an interest rate swap agreement in December 2000, to modify the interest characteristics of $3.5 million of our $7.0 million term loan with PNC Bank, from a floating rate basis to a fixed rate, thus reducing the possible impact of interest rate changes on this portion of the debt. The interest rate swap agreement expired in December 2005. As of December 31, 2006, we have no interest rate swap agreement outstanding, and we were exposed to variable interest rate under our loan agreements with PNC. The interest rates payable to PNC are based on a spread over prime rate. If our floating rate of interest experienced an upward increase of 1%, our debt service would have increased by approximately $82,000 for the year ending December 31, 2006.

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

o    ability to fund budgeted capital expenditures during 2007;

o we believe we maintain insurance coverage adequate for our needs and similar to, or greater than the coverage maintained by other companies of our size in the industry;

o ability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor) could have a material adverse effect on our operation and financial condition;

o we believe that the range of waste management and environmental consulting, treatment, processing, and remediation services we provide affords us a competitive advantage with respect to certain of our more specialized competitors;

o we believe that the treatment processes we utilize offer a cost saving alternative to more traditional remediation and disposal methods offered by certain of our competitors;

o    no further impairment to intangible assets;

o no intention to close any facilities, other than the Michigan and Pittsburgh facility;

o our possession of all necessary approvals, licenses and permits, and our ability to attain, renew, or receive certain approvals, licenses, permits, or patents;

o    no expectation of material future inflationary changes;

o waste backlog will continue to fluctuate in 2007 depending on the complexity of waste streams and the timing of receipts and processing materials;

o we do not believe we are dependent on any particular trademark in order to operate our business or any significant segment thereof;

o    ability to close and remediate facilities for the estimated amounts;

o    goal to improve our balance sheet, pay down debt and improve our liquidity;

o Subject to PFTS obtaining a Title V air permit pursuant to the terms of a consent order recently entered into between PFTS and the ODEQ and PFD successfully resolving allegations that it is required to obtain certain air permits in order to operate its facility, we believe that our facilities presently have all licenses and permits necessary to enable them to continue operations as presently conducted;

o we believe that we are a significant provider in the delivery of off-site waste treatment services in the Southeast, Midwest, and Southeast portions of the United States;

o we expect to complete spending on this remedial project over the next six years;

o as of the date of this report, the terms of the employment agreements have not been finalized, and none of our named executives has entered into any employment agreement with the Company;

o    we do not intend to begin remediation of PFMD in the immediate future;

o we expect these contracts will be extended beyond September 2007; however, there is no assurance these extensions will occur;

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

o the determination that PFMI and PFSG was responsible for a material amount of remediation at certain Superfund sites;

o terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to us under these contracts or subcontracts;

o determination that PFD is required to have a Title V air permit in connection with its operations, and

o disposal expense accrual could prove to be inadequate in the event the waste requires retreatment;

o    Risk Factors contained in Item 1A of this report.

We undertake no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS                                               PAGE NO.
-------------------------------------------------------------------------       --------
  Report of Independent Registered Public Accounting Firm, BDO Seidman, LLP        51

  Consolidated Balance Sheets as of December 31, 2006 and 2005                     52

  Consolidated Statements of Operations for the years ended
   December 31, 2006, 2005, and 2004                                               54

  Consolidated Statements of Cash Flows for the years ended
   December 31, 2006, 2005, and 2004                                               55

  Consolidated Statements of Stockholders' Equity for the years
   Ended December 31, 2006, 2005, and 2004                                         56

  Notes to Consolidated Financial Statements                                       57

FINANCIAL STATEMENT SCHEDULE
-------------------------------------------------------------------------

  II   Valuation and Qualifying Accounts for the years ended December 31,          117
       2006, 2005, and 2004

SCHEDULES OMITTED
-----------------

In accordance with the rules of Regulation S-X, other schedules are not submitted because (a) they are not applicable to or required by the Company, or
(b) the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Perma-Fix Environmental Services, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Perma-Fix Environmental Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perma-Fix Environmental Services, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Standards No. 123
(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Perma-fix Environmental Services, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 29, 2007, expressed an unqualified opinion on management's assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ BDO Seidman, LLP

Atlanta, Georgia
March 29, 2007

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                               As of December 31,

(Amounts in Thousands, Except for Share Amounts)       2006         2005
-------------------------------------------------   ----------   ----------
ASSETS
Current assets
  Cash                                              $    1,863   $       94
  Restricted cash                                           65          511
  Account receivable, net of allowance for
   doubtful accounts of $415 and $512                   15,256       16,609
  Unbilled receivables - current                        12,861       11,948
  Inventories                                              847          842
  Prepaid expenses                                       3,039        2,777
  Other receivables                                      1,622           37
  Current assets of discontinued operations                 22           60
                                                    ----------   ----------
      Total current assets                              35,575       32,878

Property and equipment:
  Buildings and land                                    20,965       19,922
  Equipment                                             31,414       31,120
  Vehicles                                               4,616        4,452
  Leasehold improvements                                11,469       11,489
  Office furniture and equipment                         2,502        2,414
  Construction-in-progress                               4,896          850
                                                    ----------   ----------
                                                        75,862       70,247
  Less accumulated depreciation and amortization       (29,942)     (25,767)
                                                    ----------   ----------
    Net property and equipment                          45,920       44,480
  Property and equipment of discontinued operations        706          806
Intangibles and other assets:
  Permits                                               13,395       13,188
  Goodwill                                               1,330        1,330
  Unbilled receivables - non-current                     2,600            -
  Finite risk sinking fund                               4,518        3,339
  Other assets                                           1,953        2,504
                                                    ----------   ----------
      Total assets                                  $  105,997   $   98,525
                                                    ==========   ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                               As of December 31,

(Amounts in Thousands, Except for Share Amounts)             2006         2005
-------------------------------------------------------   ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $    3,922   $    6,053
  Current environmental accrual                                  871          768
  Accrued expenses                                            11,287       11,666
  Unearned revenue                                             3,575        5,169
  Current liabilities of discontinued operations                 707          628
  Current portion of long-term debt                            2,403        2,678
                                                          ----------   ----------
    Total current liabilities                                 22,765       26,962

Environmental accruals                                         1,754        1,572
Accrued closure costs                                          5,393        5,245
Other long-term liabilities                                    3,019        2,462
Long-term liabilities of discontinued operations               1,402        3,149
Long-term debt, less current portion                           5,926       10,697
                                                          ----------   ----------
    Total long-term liabilities                               17,494       23,125
                                                          ----------   ----------
      Total liabilities                                       40,259       50,087

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value;
 1,467,396 shares authorized, 1,284,730 shares
 issued and outstanding, liquidation value
 $1.00 per share                                               1,285        1,285

Stockholders' equity:
  Preferred Stock, $.001 par value; 2,000,000
   shares authorized, no shares issued and
   outstanding, respectively                                      --           --
  Common Stock, $.001 par value; 75,000,000
   shares authorized, 52,053,744 and 45,813,916
   shares issued, including 988,000 shares
   retired in 2006 and held as treasury stock as
   of December 31, 2005, respectively                             52           46
  Additional paid-in capital                                  92,980       82,180
  Stock subscription receivable                                  (79)          --
  Accumulated deficit                                        (28,500)     (33,211)
                                                          ----------   ----------
                                                              64,453       49,015

  Less Common Stock in treasury at cost; 988,000 shares           --       (1,862)
                                                          ----------   ----------
    Total stockholders' equity                                64,453       47,153
                                                          ----------   ----------
      Total liabilities and stockholders' equity          $  105,997   $   98,525
                                                          ==========   ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the years ended December 31,

(Amounts in Thousands, Except for Per Share Amounts)                   2006          2005          2004
-----------------------------------------------------------------   ----------    ----------    ----------
Net Revenues                                                        $   87,929    $   90,866    $   82,483
Cost of goods sold                                                      58,719        65,470        58,770
                                                                    ----------    ----------    ----------
    Gross Profit                                                        29,210        25,396        23,713

Selling, general and administrative expenses                            22,949        20,443        18,461
Loss (gain) on disposal or impairment of fixed assets                       28          (334)          994
Impairment loss on intangible assets                                        --            --         9,002
                                                                    ----------    ----------    ----------
  Income (loss) from operations                                          6,233         5,287        (4,744)
Other income (expense):
    Interest income                                                        285           133             3
    Interest expense                                                    (1,346)       (1,594)       (2,020)
    Interest expense - financing fees                                     (193)         (318)       (2,191)
    Other                                                                 (110)           (7)         (456)
                                                                    ----------    ----------    ----------
Income (loss) from continuing operations before income taxes             4,869         3,501        (9,408)

Income taxes                                                               507           432           169
                                                                    ----------    ----------    ----------
Income (loss) from continuing operations                                 4,362         3,069        (9,577)

Discontinued operations:
    Income (loss) from discontinued operations                             349           670          (606)
    Loss on disposal of discontinued operations                             --            --        (9,178)
                                                                    ----------    ----------    ----------
      Total income (loss) from discontinued operations                     349           670        (9,784)
                                                                    ----------    ----------    ----------
        Net income (loss)                                                4,711         3,739       (19,361)

Preferred stock dividends                                                   --          (156)         (190)
                                                                    ----------    ----------    ----------
Net income (loss) applicable to Common Stock                        $    4,711    $    3,583    $  (19,551)
                                                                    ==========    ==========    ==========

Net income (loss) per common stockholders - basic:
  Continuing operations                                             $      .09    $      .07    $     (.24)
  Discontinued operations                                                  .01    $      .01          (.24)
                                                                    ----------    ----------    ----------
  Net income (loss) per common share                                $      .10    $      .08    $     (.48)
                                                                    ==========    ==========    ==========
Net income (loss) per common share - diluted:
  Continuing operations                                             $      .09    $      .07    $     (.24)
  Discontinued operations                                                  .01           .01          (.24)
                                                                    ----------    ----------    ----------
  Net income (loss) per common share                                $      .10    $      .08    $     (.48)
                                                                    ==========    ==========    ==========
Number of shares used in computing net income (loss) per share:
  Basic                                                                 48,157        42,605        40,478
                                                                    ==========    ==========    ==========
  Diluted                                                               48,768        44,804        40,478
                                                                    ==========    ==========    ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the years ended December 31,

(Amounts in Thousands)                                                 2006          2005          2004
-----------------------------------------------------------------   ----------    ----------    ----------
Cash flows from operating activities:
  Net income (loss)                                                 $    4,711    $    3,739    $  (19,361)
  Adjustments to reconcile net income (loss) to cash provided by operations:
  Depreciation and amortization                                          4,858         4,754         4,576
  Debt discount amortization                                                --            --           838
  Provision for bad debt and other reserves                                 82           185           117
  (Gain) loss on disposal or impairment of plant,
   property and equipment                                                   28          (334)          994
  Intangible asset impairment                                               --            --         9,002
  Issuance of common stock for services and share
   based compensation                                                      510           175           192
  Discontinued operations                                               (1,669)          900         9,254
  Changes in operating assets and liabilities, of continuing operations net of effect from business acquisitions:
  Accounts receivable                                                    1,288           658           854
  Unbilled receivables                                                  (3,513)       (2,434)       (2,215)
  Prepaid expenses, inventories and other assets                        (1,510)          122           835
  Accounts payable, accrued expenses and unearned revenue               (3,112)         (371)        1,811
                                                                    ----------    ----------    ----------
    Net cash provided by operations                                      1,673         7,394         6,897
                                                                    ----------    ----------    ----------
Cash flows from investing activities:
  Purchases of property and equipment, net                              (6,347)       (2,099)       (2,691)
  Proceeds from sale of plant, property and equipment                      121           705            (3)
  Change in restricted cash, net                                           446           (16)           (2)
  Change in finite risk sinking fund                                    (1,179)       (1,114)         (991)
  Cash used for acquisition consideration, net of cash acquired             --            --        (2,903)
  Cash provided by (used in) discontinued operations                       117            --          (164)
                                                                    ----------    ----------    ----------
    Net cash used in investing activities                               (6,842)       (2,524)       (6,754)
                                                                    ----------    ----------    ----------
Cash flows from financing activities:
  Net borrowings (repayments) of revolving credit                       (2,447)       (4,033)       (2,755)
  Principal repayments of long term debt                                (2,694)       (6,481)       (8,535)
  Proceeds from issuance of long-term debt                                  --         4,417            --
  Proceeds from issuance of stock                                       12,079         1,106        10,951
                                                                    ----------    ----------    ----------
    Net cash provided by (used in) financing activities                  6,938        (4,991)         (339)
                                                                    ----------    ----------    ----------
Increase (decrease) in cash                                              1,769          (121)         (196)
Cash at beginning of period                                                 94           215           411
                                                                    ----------    ----------    ----------
Cash at end of period                                               $    1,863    $       94    $      215
                                                                    ==========    ==========    ==========

Supplemental disclosure:
Interest paid                                                       $      982    $    1,178    $    1,920
Non-cash investing and financing activities:
Interest rate swap valuation                                                --            41            89
Long-term debt incurred for purchase of property and equipment              94           517           320

     The accompanying notes are an integral part of these consolidated financial statements.

                      PERMA-FIX ENVIRONMENTAL SERVICES, INC
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        For the years ended December 31,
                (Amounts in Thousands, Except for Share Amounts)

                                               PREFERRED STOCK               COMMON STOCK            ADDITIONAL
                                         --------------------------   --------------------------     PAID-IN
                                            STOCK         AMOUNT         SHARES        AMOUNT         CAPITAL
                                         -----------    -----------   -----------    -----------    -----------
Balance at December 31, 2003                   2,500    $        --    37,241,881    $        37    $    69,640
                                         ===========    ===========   ===========    ===========    ===========
  Comprehensive loss
  Net loss                                        --             --            --             --             --
  Other comprehensive income:
    Interest rate swap                            --             --            --             --             --

      Comprehensive loss
Preferred stock dividends                         --             --            --             --             --
Issuance of Common Stock for
 Preferred Stock dividends                        --             --        54,581             --            125
Issuance of Common Stock for
 cash and services                                --             --       172,647             --            305
Issuance of Common Stock in
 private placement                                --             --     4,616,113              5          9,865
Exercise of Warrants and Options                  --             --       663,895              1            967
                                         -----------    -----------   -----------    -----------    -----------
Balance at December 31, 2004                   2,500    $        --    42,749,117    $        43    $    80,902
                                         ===========    ===========   ===========    ===========    ===========
Comprehensive income
  Net income                                      --             --            --             --             --
  Other comprehensive income:
    Interest rate swap                            --             --            --             --             --

      Comprehensive income
Preferred stock dividends                         --             --            --             --             --
Issuance of Common Stock for
 cash and services                                --             --       144,566             --            274
Issuance of Common Stock upon
 conversion of Preferred Stock                (2,500)            --     1,666,667              2             (2)
Exercise of Warrants and Options                  --             --     1,253,566              1          1,006
                                         -----------    -----------   -----------    -----------    -----------
Balance at December 31, 2005                      --    $        --    45,813,916    $        46    $    82,180
                                         ===========    ===========   ===========    ===========    ===========
Net Income                                        --             --            --             --             --
Retirement of Treasury Stock                      --             --      (988,000)            (1)        (1,861)
Issuance of Common Stock for
 cash and services                                --             --       121,038             --            216
Issue Stock Subscription
 Receivable                                       --             --        60,000             --             --
Repayment of Stock Subscription

 Receivable                                       --             --            --             --             --
Issuance of Common Stock upon
 exercise of Warrants and Options                 --             --     7,046,790              7         12,107
Share Based Compensation                                                                                    338
                                         -----------    -----------   -----------    -----------    -----------
Balance at December 31, 2006                      --    $        --    52,053,744    $        52    $    92,980
                                         ===========    ===========   ===========    ===========    ===========

                                                                                       COMMON
                                                                                     STOCK HELD        TOTAL
                                          LOAN FOR      ACCUMULATED    INTEREST        IN HAND     STOCKHOLDERS'
                                           EQUITY         DEFICIT      RATE SWAP       TREASURY        EQUITY
                                         -----------    -----------   -----------    -----------   ------------
Balance at December 31, 2003             $        --    $   (17,243)  $      (130)   $    (1,862)  $     50,442
                                         ===========    ===========   ===========    ===========    ===========
  Comprehensive loss
  Net loss                                        --        (19,361)           --             --        (19,361)
  Other comprehensive income:
    Interest rate swap                            --             --            89             --             89
                                                                                                   ------------
      Comprehensive loss                                                                                (19,272)
Preferred stock dividends                         --           (190)           --             --           (190)
Issuance of Common Stock for
 Preferred Stock dividends                                       --            --             --            125
Issuance of Common Stock for
 cash and services                                --             --            --             --            305
Issuance of Common Stock in
 private placement                                --             --            --             --          9,870
Exercise of Warrants and Options                  --             --            --             --            968
                                         -----------    -----------   -----------    -----------   ------------
Balance at December 31, 2004             $        --    $   (36,794)  $       (41)   $    (1,862)  $     42,248
                                         ===========    ===========   ===========    ===========   ============
Comprehensive income
  Net income                                      --          3,739            --             --          3,739
  Other comprehensive income:
    Interest rate swap                            --             --            41             --             41
                                                                                                   ------------
      Comprehensive income                                                                                3,780
Preferred stock dividends                         --           (156)           --             --           (156)
Issuance of Common Stock for
 cash and services                                --             --            --             --            274
Issuance of Common Stock upon
 conversion of Preferred Stock                    --             --            --             --             --
Exercise of Warrants and Options                  --             --            --             --          1,007
                                         -----------    -----------   -----------    -----------   ------------
Balance at December 31, 2005             $        --    $   (33,211)         $ --    $    (1,862)  $     47,153
                                         ===========    ===========   ===========    ===========   ============
Net Income                                        --          4,711            --             --          4,711
Retirement of Treasury Stock                      --             --            --          1,862             --
Issuance of Common Stock for
 cash and services                                --             --            --             --            216
Issue Stock Subscription
 Receivable                                     (105)            --            --             --           (105)
Repayment of Stock Subscription

 Receivable                                       26             --            --             --             26
Issuance of Common Stock upon
 exercise of Warrants and Options                 --             --            --             --         12,114
Share Based Compensation                          --             --            --             --            338
                                         -----------    -----------   -----------    -----------   ------------
Balance at December 31, 2006             $       (79)   $   (28,500)  $        --    $        --   $     64,453
                                         ===========    ===========   ===========    ===========   ============

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

Our consolidated financial statements include our accounts, and the accounts of our wholly-owned subsidiaries, Schreiber, Yonley and Associates ("SYA"), Perma-Fix Treatment Services, Inc. ("PFTS"), Perma-Fix of Florida, Inc. ("PFF"), Perma-Fix of Dayton, Inc. ("PFD"), Perma-Fix of Ft. Lauderdale, Inc. ("PFFL"), Perma-Fix of Orlando, Inc. ("PFO"), Perma-Fix of South Georgia, Inc. ("PFSG"), Diversified Scientific Services, Inc. ("DSSI"), East Tennessee Materials & Energy Corporation ("M&EC"), and Perma-Fix of Michigan, Inc. ("PFMI"), a discontinued operation (see Note 5). Perma-Fix of Maryland, Inc. ("PFMD") and Perma-Fix of Pittsburgh, Inc. ("PFP"), a discontinued operation, have been included in our consolidated financial statements in 2004, from their date of acquisition.

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements include our accounts and our wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

USE OF ESTIMATES

When we prepare financial statements in conformity with generally accepted accounting principles in the United States of America, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Notes 5, 9, 10, and 13 for estimates of discontinued operations, closure costs, environmental liabilities and contingencies for details on particularly sensitive estimates.

RESTRICTED CASH

Restricted cash reflects secured collateral relative to the various bonding requirements required for the PFFL treatment, storage and disposal facility and the PFMD hazardous waste transporter permit in the state of Pennsylvania. Also included in restricted cash is $35,000 held in escrow for our worker's compensation policy.

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

UNBILLED RECEIVABLES

Unbilled Receivables are generated by the percentage of completion methodology used for revenue recognition purposes. As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue. The complexity of the documentation and the achievement of certain milestones that are required for invoicing delay the billing process, which in turn results in unbilled receivables. The amount of unbilled receivables is more prevalent in the Nuclear segment due to the complexity of the current contracts, which require greater levels of documentation for final invoicing.

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

PROPERTY AND EQUIPMENT

Property and equipment expenditures are capitalized and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes, while accelerated depreciation methods are principally used for income tax purposes. Generally, annual depreciation rates range from ten to fifty years for buildings (including improvements and asset retirement costs) and three to seven years for office furniture and equipment, vehicles, and decontamination and processing equipment. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the life of the asset. Maintenance and repairs are charged directly to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss from sale or retirement is recognized in the accompanying consolidated statements of operations. Renewals and improvements, which extend the useful lives of the assets, are capitalized. Included within buildings is an asset retirement obligation, which represents our best estimate of the cost to close, at some undetermined future date, our permitted and/or licensed facilities. The asset retirement cost was originally recorded at $4,559,000 and depreciates over the estimated useful life of the property.

In accordance with Statement 144, long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. During the third quarter of 2004, we reevaluated certain assets of projects that had been abandoned as part of the restructuring process of our Industrial segment. Those assets were determined to have no fair value, and as a result, we recognized an impairment to our fixed assets of approximately $1,026,000 in 2004.

INTANGIBLE ASSETS

Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net identifiable assets acquired ("goodwill") and the recognized permit value of the business. Prior to our adoption of SFAS 142, effective January 1, 2002, goodwill had been amortized over 20 to 40 years and permits amortized over 10 to 20 years. Effective January 1, 2002, we discontinued amortizing our indefinite life intangible assets (goodwill and permits). Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. For goodwill the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of the goodwill. The implied value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the impaired fair value of the reporting unit goodwill. On January 1, 2002, upon adopting SFAS 142 we obtained an initial financial valuation of our intangible assets, which indicated no impairment to our indefinite life intangible assets. Our annual financial valuations performed as of October 1, 2006 and October 1, 2005 indicated no impairments. However, our annual impairment test performed as of October 1, 2004 resulted in an impairment of $9,002,000 to our goodwill and permits in our Industrial segment. For further discussion on the impairment, see "Note 3".

ACCRUED CLOSURE COSTS

Accrued closure costs represent our estimated environmental liability to clean up our facilities as required by our permits, in the event of closure.

INCOME TAXES

We account for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires use of the asset and liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rates to apply to taxable income in the periods in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income has two components, net income and other comprehensive income, and is included on the balance sheet in the equity section. Our other comprehensive income consisted of the market value of the interest rate swap. For more information see Interest Rate Swap policy below.

REVENUE RECOGNITION

Nuclear revenues. The processing of mixed waste is complex and may take several months or more to complete, as such we recognize revenues on a percentage of completion basis with our measure of progress towards completion determined based on output measures consisting of milestones achieved and completed. We have waste tracking capabilities, which we continue to enhance, to allow us to better match the revenues earned to the processing phases achieved. The revenues are recognized as each of the following three processing phases are completed: receipt, treatment/processing and shipment/final disposal. However, based on the processing of certain waste streams, the treatment/processing and shipment/final disposal phases may be combined as they are completed concurrently. As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue. We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables. The timing differences occur for several reasons, partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal. The difference also occurs due to our end disposal sites requirement of preapproval prior to our shipping waste for disposal and our contract terms with the customer that we dispose of the waste prior to invoicing. As the waste moves through these processing phases and revenues are recognized, the correlating costs are incurred. Although we use our best estimates and all available information to accurately determine these disposal expenses, the risk does exist that the accrual could prove to be inadequate in the event the waste requires retreatment. Furthermore, should the waste be returned to the generator, the related receivables could be uncollectible; however, historical experience has not indicated this to be a material uncertainty.

Changes to total estimated revenues, contract costs and percent complete, if any, are recorded in the period they are first determined. Estimated losses, if any, on uncompleted contracts are recorded in the period in which it is first determined a loss is apparent.

As a significant customer, revenues with Bechtel Jacobs, accounted for approximately $6,705,000 or 7.6%, $14,940,000 or 16.5%, and $9,405,000 or 11.4%
of total revenues for the years ended December 31, 2006, 2005, and 2004, respectively. Consolidated revenues from LATA/Parallax for 2006 total $10,341,000 or 11.8% of total revenues. Both Bechtel Jacobs and LATA/Parallax could terminate the relationship with us at ay time for convenience. See "Note 13" - "Commitments and Contingencies".

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

SELF-INSURANCE

We have a self-insurance program for certain health benefits. The cost of these benefits is recognized as expense in the period in which the claim occurred, including estimates of claims incurred but not reported. Claims expense for 2006 was approximately $2,868,000, as compared to $3,474,000 and $2,985,000 for 2005 and 2004, respectively.

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

As of December 31, 2006, we have 2,627,750 employee stock options outstanding, which included 1,694,750 that were outstanding and fully vested at December 31, 2005, 833,000 employee stock options approved and granted on March 2, 2006, and 100,000 employee stock options approved and granted on May 15, 2006. The weighted average exercise price of the 1,694,750 outstanding and fully vested employee stock options is $1.96 with a weighted contractual life of 4.25 years. The employee stock options outstanding at December 31, 2005, are ten year options, issuable at exercise prices from $1.25 to $3.00 per share, and expiration dates from April 8, 2007 to October 28, 2014. The employee stock option grants in March and May 2006 are six year options with a three year vesting period, with exercise prices from $1.85 to $1.86 per share.

Additionally, we also have 489,000 director stock options outstanding, of which 72,000 became fully vested in January 2006, and 90,000 newly granted shares, ten year options with an exercise price of $2.15, with vesting period of six months, resulting from the re-election of our Board of Directors on July 27, 2006. The weighted average exercise price of the 399,000 exercisable director stock options outstanding as of December 31, 2006 is $1.94 with a weighted average contractual life of 6.03 years.

Pursuant to the adoption of SFAS 123R, during the three-month period ended March 31, 2006, we recorded stock-based compensation expense for the director stock options granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes. This resulted in an expense of approximately $11,000. We recorded $133,000 additional stock-based compensation expense as of December 2006 as result of the 90,000 director stock option grant. For the employee stock option grants on March 2, 2006 and May 15, 2006, we have estimated compensation expense based on the fair value at grant date using the Black-Scholes valuation model and have recognized compensation expense using a straight-line amortization method over the three year vesting period. As SFAS 123R requires that stock-based compensation expense be based on options that are ultimately expected to vest, stock-based compensation for year ended December 31, 2006 has been reduced for estimated forfeitures at a rate of 5.7 %. When estimating forfeitures, we consider trends of actual option forfeitures. As of December 31, 2006, we recorded approximately $194,000 in employee compensation expense from the 2006 grants, which included with the director compensation expense, impacted our results of operations for year by $338,000. In total, we have approximately $679,000 of total unrecognized compensation cost related to unvested options as of December 31 2006, of which approximately $263,000 will be recognized in 2007, $240,000 will be recognized in 2008, and the remaining $176,000 in 2009.

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

Prior to the adoption of SFAS 123R, we furnished the pro forma disclosures required under SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosures". Employee stock-based compensation expense recognized under SFAS 123R was not reflected in our results of operations for the year ending December 2005 for employee stock option grants as all options were granted with an exercise price equal to the market value of the underlying Common Stock on the date of grant. Previously reported amounts have not been restated.

Under the accounting provisions of SFAS 123, our net income (loss) and net income (loss) per share would have been reduced (increased) to the pro forma amounts indicated below (in thousands except for per share amounts):

                                                                                         2005         2004
                                                                                      ----------   ----------
Net income (loss) from continuing operations, applicable to Common                    $    2,913   $   (9,767)
   Stock, as reported
Deduct:  Total Stock-based employee compensation expense
 determined under fair value based method for all awards, net of related tax effects        (727)        (380)
                                                                                      ----------   ----------
Pro forma net income (loss) from continuing operations applicable to Common Stock     $    2,186   $  (10,147)
                                                                                      ==========   ==========
Earnings (loss) per share from continuing operations
     Basic - as reported                                                              $      .07   $     (.24)
                                                                                      ==========   ==========
     Basic - pro-forma                                                                $      .05   $     (.25)
                                                                                      ==========   ==========

     Diluted - as reported                                                            $      .07   $     (.24)
                                                                                      ==========   ==========
     Diluted - pro-forma                                                              $      .05   $     (.25)
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

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the years ended December 31, 2006, 2005, and 2004:

(Amounts in Thousands, Except for Per Share Amounts)                       2006         2005          2004
---------------------------------------------------------------------   ----------   ----------    ----------
Earnings per share from continuing operations
---------------------------------------------
  Income (loss) from continuing operations                              $    4,362   $    3,069    $   (9,577)
  Preferred stock dividends                                                     --         (156)         (190)
                                                                        ----------   ----------    ----------
  Income (loss) from continuing operations applicable to Common Stock        4,362        2,913        (9,767)
  Common Stock
  Effect of dilutive securities:
  Preferred Stock dividends                                                     --          156           190
                                                                        ----------   ----------    ----------
  Income (loss) - diluted                                               $    4,362   $    3,069    $   (9,577)
                                                                        ==========   ==========    ==========
  Basic income (loss) per share                                         $      .09   $      .07    $     (.24)
                                                                        ==========   ==========    ==========
  Diluted income (loss) per share                                       $      .09   $      .07    $     (.24)
                                                                        ==========   ==========    ==========
Earnings per share from discontinued operations
-----------------------------------------------
  Income (loss) - basic and diluted                                     $      349   $      670    $   (9,784)
                                                                        ==========   ==========    ==========
  Basic income (loss) per share                                         $      .01   $      .01    $     (.24)
                                                                        ==========   ==========    ==========
  Diluted income (loss) per share                                       $      .01   $      .01    $     (.24)
                                                                        ==========   ==========    ==========
Weighted average common shares outstanding - basic                          48,157       42,605        40,478
Potential shares exercisable under stock option plans                          286          268            --
Potential shares upon exercise of Warrants                                     325          689            --
Potential shares upon conversion of Preferred Stock                             --        1,242            --
                                                                        ----------   ----------    ----------
Weighted average shares outstanding - diluted                               48,768       44,804        40,478
                                                                        ==========   ==========    ==========
Potential shares excluded from above weighted average share
 calculations due to their anti-dilutive effect include:
Upon exercise of options                                                     1,030        1,308         2,976
Upon exercise of Warrants                                                    1,776        1,776        12,791
Upon conversion of Preferred Stock                                              --           --         1,667

INTEREST RATE SWAP

We entered into an interest rate swap agreement effective December 22, 2000, to modify the interest characteristics of our outstanding debt from a floating basis to a fixed rate, thus reducing the possible impact of interest rate changes on future income. This agreement involved the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received was accrued as interest rates changed and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counter parties was included in other assets or liabilities. During the year ended December 31, 2005, we recorded a gain on the interest rate swap of $41,000, which was included in other comprehensive income on the Statement of Stockholders' Equity (see "Note 7"). The interest rate swap agreement expired in December 2005.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash, trade accounts receivable, trade accounts payable, accrued expenses and unearned revenues approximate their fair values principally because of the short-term maturities of these financial instruments. The fair value of our long-term debt is estimated based on the current rates offered to us for debt of similar terms and maturities. Under this method, the fair value of long-term debt was not significantly different from the stated carrying value at December 31, 2006 and 2005. The book value of our subsidiary's preferred stock is not significantly different than its fair value.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes". FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the potential impact of FIN 48 on our financial statements.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect, if any, the adoption of SFAS 157 will have on our financial condition, results of operations and cash flows.

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plan - an amendment of FASB Statement No. 87, 88, 106 and 132(R)". SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS 158 is effective for fiscal years ending after December 15, 2006. SFAS 158 did not have a material effect on our financial condition, results of operations and cash flows.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting financial instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November, 15, 2007. We are currently evaluating the effect, if any, the adoption of SFAS 159 will have on our financial condition, results of operations and cash flow.

NOTE 3
GOODWILL AND OTHER INTANGIBLE ASSETS

We adopted SFAS 142 January 1, 2002. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. We utilized an independent appraisal firm to test goodwill and permits, separately, for impairment. The reports indicated no impairment as of October 1, 2006 and October 1, 2005. Our annual impairment test as of October 1, 2004, resulted in an impairment of goodwill and permits, in our Industrial segment in the amounts of $4,886,000 and $4,116,000, respectively. The aggregate impairment of $9,002,000 is recorded in our loss from operations for the year ended December 31, 2004, in our Consolidated Statement of Operations. The annual impairment test as of October 1, 2004, indicated no impairment for our Nuclear and Engineering segments.

The following table is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2004, 2005, and 2006 (amounts in thousands). Our Nuclear segment has been excluded as it has no goodwill recorded.

                                                     INDUSTRIAL   ENGINEERING
GOODWILL                                              SEGMENT       SEGMENT       TOTAL
--------------------------------------------------   ----------   ----------    ----------
Balance as of December 31, 2003                      $    4,886   $    1,330    $    6,216
  Impairment of goodwill                                 (4,886)          --        (4,886)
                                                     ----------   ----------    ----------
Balance as of December 31, 2004, 2005, and 2006       $      --   $    1,330    $    1,330
                                                     ==========   ==========    ==========

The following table is a summary of changes in the carrying amount of permits for the years ended December 31, 2004, 2005, and 2006 (amounts in thousands). Our Engineering segment has been excluded as it has no permits recorded.

                                                     INDUSTRIAL    NUCLEAR
PERMITS                                                SEGMENT     SEGMENT        TOTAL
--------------------------------------------------   ----------   ----------    ----------
Balance as of December 31, 2003                      $    6,482   $   10,198    $   16,680
  Permits in progress                                         3          328           331
  Impairment of permits                                  (4,116)          --        (4,116)
                                                     ----------   ----------    ----------
Balance as of December 31, 2004                           2,369       10,526        12,895
    Permits in progress                                      --          293           293
                                                     ----------   ----------    ----------
Balance as of December 31, 2005                           2,369       10,819        13,188
    Permits in progress                                      --          207           207
                                                     ----------   ----------    ----------
Balance as of December 31, 2006                      $    2,369   $   11,026    $   13,395
                                                     ==========   ==========    ==========

NOTE 4
ACQUISITIONS

On March 23, 2004, our subsidiary, Perma-Fix of Maryland, Inc. ("PFMD") completed its acquisition of certain assets of USL Environmental Services, Inc. d/b/a A&A Environmental ("A&A"), primarily located in Baltimore, Md., and our subsidiary, Perma-Fix of Pittsburgh, Inc. ("PFP") completed its acquisition of certain assets of US Liquids of Pennsylvania, Inc. d/b/a EMAX ("EMAX"). Both A&A and EMAX are wholly owned subsidiaries of US Liquids Inc. ("USL"). PFMD is using the acquired assets of A&A to provide a full line of environmental, marine and industrial maintenance services. PFMD offers expert environmental services such as 24-hour emergency response, vacuum services, hazardous and non-hazardous waste disposal, marine environmental and other remediation services. PFP provided a variety of environmental services, however, as we re-evaluated the business, we decided to discontinue operations at PFP. The Board of Directors approved the closure in November 2005. See "Note 5" for further discussion on the discontinued operation.

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

                                                  PFMD          PFP
                                               ----------    ----------
Assets acquired:
      Current tangible assets                  $    2,457    $       24
       Fixed assets                                 1,810           413
Liabilities assumed:
      Current accounts payable  and accruals       (1,141)         (107)
      Long-term environmental reserve                (391)         (150)
                                               ----------    ----------
Total purchase price allocation                $    2,735    $      180
                                               ==========    ==========

The third party evaluations resulted in higher fair values for property and equipment than was allocable to those assets based upon the purchase price of such assets and, as such, we reduced on a pro rata basis the value of the property and equipment to their final book values, as recorded through purchase accounting.

We have entered into a letter of intent to acquire Nuvotec USA, Inc. ("Nuvotec") and its wholly owned subsidiary, Pacific EcoSolutions, Inc. ("PEcoS"). PEcoS is a hazardous waste, low level radioactive waste and mixed waste (containing both hazardous waste and low level radioactive waste) management company based in Richard, Washington, adjacent to the DOE's Hanford facility. Under the letter of intent, as consideration for the purchase, we would pay $7 million, subject to adjustment under certain conditions, with $6 million, as may be adjusted, payable at closing and $1 million payable in equal installments over three years, and up to $4.6 million in the form of an earn-out based on revenues of our Nuclear segment exceeding certain based levels each year over a four year period. At the closing of this proposed transaction, we will be required to pay or assume approximately $9.4 million of bank and shareholder debt, comprised of approximately $5.3 million of Nuvotec's bank debt, $375,000 of Nuvotec's debt to certain of its shareholders, and $3.8 million of PEcoS' bank debt. The acquisition is subject to, among other things, execution of definitive agreements, completion of due diligence and approval of lenders. If the transaction is completed, at the closing, Nuvotec's principal asset will be PEcoS. The PEcoS facility is permitted to treat, store, and process hazardous waste, low level radioactive waste and mixed waste, and is located adjacent to the DOE's Hanford site. If the transaction is completed, we intend to fund any consideration consisting of cash payments to be paid at closing from our working capital or from borrowings under our Revolving Credit facility. Further, at the closing of this proposed transaction, certain shareholders of Nuvotec immediately prior to the closing that are accredited investors have agreed to buy from us $2 million of our common stock in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and/or Rule 506 promulgated under the Act.

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

The PEcoS facility is located on 45 acres adjacent to the Hanford site, and is comprised of a low-level radioactive waste (LLRW) facility and a mixed waste
(MW) facility. The LLRW facility has a radioactive materials license, and encompasses approximately 70,000 square feet. The MW facility has RCRA and TSCA permits, a radioactive materials license, and encompasses approximately 80,000 square feet. PEcoS' revenue during its fiscal year ending September 30, 2006, was reported to be $13 million. At this time, the due diligence is proceeding.

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

PFP recognized a loss of $352,000 in 2006, which was partially due to early termination costs of $200,000 associated with our early termination of our leased property, as compared to an operating loss of $346,000 and revenues of $721,000 for the year ended December 31, 2005. The assets and liabilities related to PFP have been reclassified into separate categories in the Consolidated Balance Sheets as of December 31, 2006 and 2005. The assets are recorded at their net realizable value, and consist of equipment of $106,000. PFP has no liabilities as of December 31, 2006.

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

PFMI recorded income of $701,000 for the year ending December 31, 2006 and income of $1,017,000 for the year ending 2005. Our income for 2006 was a result of a reduction of $1,182,000 in our environmental accrual due to our re-evaluation of the accrual we have recorded for the closure and remediation activities we are performing. Our income in 2005 was the result of the settlement of three insurance claims we submitted relative to the two fires at PFMI, a property claim for the first fire and a property claim and business interruption claim for the second fire. During 2004, we recorded a receivable of $1,585,000 based on negotiations with the insurance carrier on the business interruption claim. This receivable was recorded as a reduction of "loss from discontinued operations" and reduced the operating losses for 2004. During 2005, we received insurance proceeds and claim settlements of $3,253,000 for settlement of all three claims. Of these proceeds, $1,476,000 was recorded as income from discontinued operations during the third quarter of 2005, which is net of $192,000 paid for public adjustor fees.

Assets and liabilities related to the discontinued operation have been reclassified to separate categories in the Consolidated Balance Sheets as of December 31, 2006 and 2005. As of December 31, 2006, assets are recorded at their estimated net realizable values, and consist of property and equipment of $600,000. Liabilities as of December 31, 2006, consist of current accrued expenses of $22,500, environmental accruals of $653,000, and a pension payable of $1,433,000. The pension plan withdrawal liability is a result of the termination of the union employees of PFMI. The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month, for principal and interest, over an eight year period. This obligation is recorded as a long-term liability, with a current portion of $146,000 that we expect to pay over the next year.

As a result of the discontinuation of operations at the PFMI facility, we are required to complete certain closure and remediation activities pursuant to our RCRA permit. Also, in order to close and dispose of the facility, we may have to complete certain additional remediation activities related to the land, building, and equipment. The level and cost of the clean-up and remediation will be determined by state mandated requirements, the extent to which is not known at this time. Also, impacting this estimate is the level of contamination discovered, as we begin remediation, and the related clean-up standards which must be met in order to dispose of or sell the facility. We engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we estimated the cost of this environmental closure and remediation liability to be $2,464,000. During 2006, we re-evaluated our required activities to close and remediate the facility, and during the quarter ended June 30, 2006, we began implementing the modified methodology to remediate the facility. As a result of the reevaluation and the change in methodology we reduced the accrual by $1,182,000. We have spent approximately $629,000 for closure costs since September 30, 2004, of which $74,000 has been spent during 2006, and $439,000 was spent in 2005. We have $653,000 accrued for the closure, as of December 31, 2006, and we anticipate spending $538,000 in 2007 with the remainder over the next six years.

NOTE 6
PREFERRED STOCK ISSUANCE AND CONVERSION

SERIES B PREFERRED STOCK

As partial consideration of the M&EC Acquisition, M&EC issued shares of its Series B Preferred Stock to stockholders of M&EC having a stated value of approximately $1,285,000. No other shares of M&EC's Series B Preferred Stock are outstanding. The Series B Preferred Stock is non-voting and non-convertible, has a $1.00 liquidation preference per share and may be redeemed at the option of M&EC at any time after one year from the date of issuance for the per share price of $1.00. Following the first 12 months after the original issuance of the Series B Preferred Stock, the holders of the Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of M&EC out of legally available funds, dividends at the rate of 5% per year per share applied to the amount of $1.00 per share, which shall be fully cumulative. We began accruing dividends for the Series B Preferred Stock in July 2002, and have accrued a total of approximately $290,000 since July 2002, of which $64,000 was accrued in each of the years ended December 31, 2003 to 2006.

SERIES 17 PREFERRED

As of January 1, 2002, Capital Bank held 2,500 shares of the Company's Series 17 Preferred Stock, as agent for certain of its accredited investors. The Series 17 Preferred was convertible into shares of Common Stock at any time at a conversion price of $1.50 per share, subject to adjustment as set forth in the Certificate of Designations relating to the Series 17 Preferred. The Series 17 Preferred had a "stated value" of $1,000 per share.

On September 30, 2005, the Company received a notice from Capital Bank GRAWE Gruppe, AG, dated September 26, 2005, to convert the 2,500 issued and outstanding shares of the Company's Series 17 Class Q Convertible Preferred Stock ("Series 17"). Pursuant to the terms of the Series 17, the conversion resulted in the issuance of 1,666,667 shares of the Company's common stock, $.001 par value ("Common Stock") to Capital Bank, as agent for certain of its investors. In addition to $125,000 of dividends paid in cash during 2005, the final dividend due on the Series 17 of approximately $30,000 for the period from July 1, 2005 through the conversion date was paid in cash in October 2005. For the year ended December 31, 2005, dividends on the Series 17 were $92,000.

NOTE 7
LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2006, and 2005:

(Amounts in Thousands)                                                                       2006        2005
---------------------------------------------------------------------------------------   ----------   ----------
Revolving Credit facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at prime rate plus 1/2 % (8.75% at December 31, 2006),
     beginning in March 2005, balance due in May 2008.                                    $       --   $    2,447
Term Loan dated December 22, 2000, payable in equal monthly installments principal of  $83, balance due in May 2008, variable interest paid monthly at prime
     rate plus 1% (9.25% at December 31, 2006)                                                 5,500        6,500
Promissory note dated June 25, 2001, payable in semiannual installments on
    June 30 and  December 31 through December 31, 2008, variable interest accrues at the applicable rate determined under the IRS Code Section (10.0% on
    December 31, 2006) and is payable in one lump sum at the end of installment period.        1,434        2,234
Installment Agreement dated June 25, 2001, payable in semiannual installments on
    June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable rate determined under the IRS Code Section (10% on December
     31, 2006) and is payable in one lump sum at the end of installment period.                  353          553
Various capital lease and promissory note obligations, payable 2007 to
     2011, interest at rates ranging from 5.0% to 14.1%                                        1,042        1,641
                                                                                          ----------   ----------
                                                                                               8,329       13,375
      Less current portion of long-term debt                                                   2,403        2,678
                                                                                          ----------   ----------
                                                                                          $    5,926   $   10,697
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

Effective March 25, 2005, the Company and PNC entered into an amended agreement ("Amendment No. 4"), which, among other things, extends the $25 million credit facility through May 31, 2008. The other terms of the credit facility remain principally unchanged, as a result of the amendment, with the exception of a 50 basis point reduction in the variable interest rate on both loans. As of December 31, 2006, the excess availability under our Revolving Credit was $14,461,000 based on our eligible receivables.

On June 29, 2005, we entered into an amendment ("Amendment No. 5") to the Agreement. Pursuant to Amendment No. 5, PNC increased our Term Loan by approximately $4.4 million, resulting in a Term Loan of $7 million. Under Amendment No. 5, the Term Loan continues to be payable in monthly installments of approximately $83,000, plus accrued interest, with the remaining unpaid principal balance and accrued interest, payable in May 2008, upon termination of the amended Agreement. As part of Amendment No. 5, certain of our subsidiaries have modified or granted mortgages to PNC on their facilities, in addition to the collateral previously granted to PNC under the Agreement. All other terms and conditions to the Agreement, remain principally unchanged. We used the additional loan proceeds to prepay a $3.5 million unsecured promissory note, which was due and payable in August 2005, and the balance was used for general working capital. As a condition of Amendments No. 4 and 5, we expensed the $140,000 fee to PNC.

Pursuant to the Agreement, as amended, the Term Loan bears interest at a floating rate equal to the prime rate plus 1%, and the Revolving Credit at a floating rate equal to the prime rate plus 1/2%. We are subject to a prepayment fee of 1% until March 25, 2006, and 1/2% until March 25 if we elect to terminate the Agreement with PNC.

PROMISSORY NOTE

In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation ("PDC"), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2007 will be approximately $400,000 semiannually. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended (10% on December 31, 2006) and payable in one lump sum at the end of the loan period. On December 31, 2006, the outstanding balance was $3,202,000 including accrued interest of approximately $1,768,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

INSTALLMENT AGREEMENT

Additionally, M&EC entered into an installment agreement with the Internal Revenue Service ("IRS") for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2007 will be approximately $100,000 semiannually. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On December 31, 2006, the rate was 10%. On December 31, 2006, the outstanding balance was $776,000 including accrued interest of approximately $423,000.

The aggregate approximate amount of the maturities of long-term debt maturing in future years as of December 31, 2006, is $2,403,000 in 2007; $5,712,000 in 2008;
$156,000 in 2009; $49,000 in 2010, and $9,000 in 2011.

CAPITAL LEASES

The following table lists components of the capital leases as of December 31, 2006 (in thousands):

                                                                   CAPTIAL       OPERATING
                                                                   LEASES          LEASES
                                                                 ------------   ------------
Year ending December 31:
        2007                                                     $        403   $      1,300
        2008                                                              424            868
        2009                                                              156            706
        2010                                                               49            565
        2011                                                               10            426
        Later years beyond                                                               186
                                                                 ------------   ------------
                    Total Minimum Lease Payments                        1,042   $      4,051
                                                                                ============
Less estimated executory costs                                             --
                                                                 ------------
                    Net minimum lease payments                          1,042
Less current installments of obligations under capital leases             403
                                                                 ------------
                    Obligations under capital leases excluding
                    current installments                         $        639
                                                                 ============

NOTE 8
ACCRUED EXPENSES

Accrued expenses at December 31 include the following (in thousands):

                                                  2006         2005
                                               ----------   ----------
Salaries and employee benefits                 $    3,987   $    3,536
Accrued sales, property and other tax               1,340        1,171
Waste disposal and other processing expenses        4,115        3,712
Insurance Payable                                      71        2,045
Other                                               1,774        1,202
                                               ----------   ----------
     Total accrued expenses                    $   11,287   $   11,666
                                               ==========   ==========

NOTE 9
ACCRUED CLOSURE COSTS

We accrue for the estimated closure costs as determined pursuant to RCRA guidelines for all fixed-based regulated facilities, even though we do not intend to or have present plans to close any of our existing facilities. The permits and/or licenses define the waste, which may be received at the facility in question, and the treatment or process used to handle and/or store the waste. In addition, the permits and/or licenses specify, in detail, the process and steps that a hazardous waste or mixed waste facility must follow should the facility be closed or cease operating as a hazardous waste or mixed waste facility. Closure procedures and cost calculations in connection with closure of a facility are based on guidelines developed by the federal and/or state regulatory authorities under RCRA and the other appropriate statutes or regulations promulgated pursuant to the statutes. The closure procedures are very specific to the waste accepted and processes used at each facility. We recognize the closure cost as a liability on the balance sheet. Since all our facilities are acquired facilities, the closure cost for each facility was recognized pursuant to a business combination and recorded as part of the purchase price allocation of fair value to identifiable assets acquired and liabilities assumed.

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

During 2006, the accrued long-term closure cost increased by $148,000 to a total of $5,393,000 as compared to the 2005 total of $5,245,000. This increase is principally a result of normal inflation factor increases.

Statements of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations, ("SFAS 143") requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. In conjunction with the state mandated permit and licensing requirements, we are obligated to determine our best estimate of the cost to close, at some undetermined future date, our permitted and/or licensed facilities. We recorded this liability at the date of acquisition of each facility, with its offsetting entry being to goodwill and/or permits and have subsequently increased this liability as a result of changes to the facility and/or for inflation. Our current accrued closure costs reflect the current fair value of the cost of asset retirement. We adopted SFAS 143 as of January 1, 2003, and pursuant to the adoption we reclassified from goodwill and permits approximately $4,558,000 (see "Note 3"), which represents the fair value of our closing cost as recorded to goodwill or permits at the time each facility was acquired, into an asset retirement obligation account. The associated asset retirement cost is recorded as property and equipment (buildings). We are depreciating the asset retirement cost on a straight-line basis over its estimated useful life of 40 years.

NOTE 10
ENVIRONMENTAL LIABILITIES

We have various remediation projects, which are currently in progress at certain of our permitted Industrial segment facilities owned and operated by our subsidiaries. These remediation projects principally entail the removal of contaminated soil and, in some cases, the remediation of surrounding ground water. Five of the remedial clean-up projects in question were an issue for that facility for years prior to our acquisition of the facility and were recognized pursuant to a business combination and recorded as part of the purchase price allocation to assets acquired and liabilities assumed. Three of the facilities, (PFD, PFM, and PFSG) are RCRA permitted facilities, and as a result, the remediation activities are closely reviewed and monitored by the applicable state regulators. Additionally, we recorded environmental liabilities upon acquisition of PFMD and PFP in March 2004, which are not RCRA permitted facilities. We have recognized our best estimate of such environmental liabilities upon the acquisition of these five facilities, as part of the acquisition cost. In the normal course of our business, the operations will on occasion create a minor environmental remediation issue, which will be evaluated and a corresponding remedial liability recorded. Minor environmental remediation liabilities were recognized and recorded for the PFTS facility during 2004. As further discussed in the discontinued operations footnote, we accrued environmental liabilities for PFMI, one of our two discontinued operations. See "Note 5" - "Discontinued Operations".

At December 31, 2006, we had accrued environmental liabilities totaling $2,625,000, at our continuing operations, which reflects an increase of $285,000 from the December 31, 2005, balance of $2,340,000. The increase is a result of payments on the remediation projects, which was partially offset by an increase from our reevaluation of our remediation estimates. We also have accrued environmental liabilities of $653,000 for our discontinued operation facility, PFMI.

The December 31, 2006 current and long-term accrued environmental balance is recorded as follows:

                              CURRENT       LONG-TERM
                              ACCRUAL        ACCRUAL         TOTAL
                            ------------   ------------   ------------
PFD                         $    277,000   $    453,000   $    730,000
PFM                              453,000        348,000        801,000
PFSG                             134,000        532,000        666,000
PFTS                               7,000         30,000         37,000
PFMD                                  --        391,000        391,000
                            ------------   ------------   ------------
                                 871,000      1,754,000      2,625,000
PFMI                             538,000        115,000        653,000
                            ------------   ------------   ------------
Total Liability             $  1,409,000   $  1,869,000   $  3,278,000
                            ============   ============   ============

PFD

In June 1994, we acquired from Quadrex Corporation and/or a subsidiary of Quadrex Corporation (collectively, "Quadrex") three treatment, storage and disposal companies, including the PFD facility. The former owners of PFD had merged EPS with PFD, which was subsequently sold to Quadrex. Through our acquisition of PFD in 1994 from Quadrex, we were indemnified by Quadrex for costs associated with remediating this facility leased by PFD ("Leased Property") but never used or operated by PFD, which entails remediation of soil and/or groundwater restoration. The Leased Property used by EPS to operate its facility is separate and apart from the property on which PFD's facility is located. In conjunction with the subsequent bankruptcy filing by Quadrex, and our recording of purchase accounting for the acquisition of PFD, we recognized an environmental liability of approximately $1,200,000 for the remediation of this leased facility. This facility has pursued remedial activities for the past nine years and after evaluating various technologies, is seeking approval from appropriate governmental authority for the final remedial process, through the utilization of third party consultants. During 2006, we reduced the reserve by approximately $13,000, a result of a reassessment on the cost of remediation, and incurred remedial expenditures of $42,000, resulting in total decrease of our reserve by $55,000 from December 31, 2005 to December, 31, 2006. We anticipate spending for the remaining remedial activity over the next six years.

PFM

Pursuant to our acquisition, effective December 31, 1993, of Perma-Fix of Memphis, Inc. (f/k/a American Resource Recovery, Inc.), we assumed certain liabilities relative to the removal of contaminated soil and to undergo groundwater remediation at the facility. Prior to our ownership of Perma-Fix of Memphis, Inc., the owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities. The groundwater remediation at this facility has been ongoing since approximately 1990, and, subject to the approval of the appropriate agency, Perma-Fix of Memphis, Inc. intends to begin final remediation of this facility. In 2006, we increased our reserve by approximately $322,000, a result of a reassessment on the cost of remediation, which was partially offset by expenditures of $109,000. Our anticipated spending on the remaining remedial activities will be over the next six years.

PFSG

During 1999, we recognized an environmental accrual of $2,199,000, in conjunction with the acquisition of PFSG. This amount represented our estimate of the long- term costs to remove contaminated soil and to undergo groundwater remediation activities at the PFSG acquired facility in Valdosta, Georgia. PFSG, in conjunction with third party consultants, have over the past four years, completed the initial valuation, selected the remedial process to be utilized, and completed the planning and approval process. Remedial activities began in 2003. In 2006, we increased our reserve by approximately $344,000, a result of reassessment on the cost of remediation, which was partially offset by expenditures of $204,000. We anticipate spending on the remedial activities will be over the next six years.

PFTS

In conjunction with an oil spill, we accrued approximately $69,000 to remediate the contaminated soil and ground water at this location. For the year ended December 31, 2006, we have incurred $13,000 in remediation costs, which reduced the reserve. We expect to complete spending on this remedial project over the next six years.

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

PFMI

As a result of the discontinuation of operation at the PFMI facility, we are required to complete certain closure and remediation activities pursuant to our RCRA permit. Also, in order to close and dispose of or sell the facility, we may have to complete certain additional remediation activities related to the land, building, and equipment. The extent and cost of the clean-up and remediation will be determined by state mandated requirements, the extent to which is not known at this time. Also, impacting this estimate is the level of contamination discovered, as we begin remediation, and the related clean-up standards which must be met in order to dispose of or sell the facility. We engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we recorded our best estimate of the cost of this environmental closure and remediation liability, of $2,464,000, as of September 30, 2004. During 2006 we re-evaluated the required activities to close and remediate the facility, and during the quarter ended June 30, 2006, we began implementing the modified methodology to remediate the facility. As a result of the reevaluation and the change in methodology, we reduced the accrual by $1,182,000. We have spent approximately $629,000 for closure costs since September 30, 2004, of which $74,000 has been spent during 2006, and $439,000 was spent in 2005. We have $653,000 accrued for the closure, as of December 31, 2006, and we anticipate spending $538,000 in 2007 with the remainder over the next five years.

PFP

In conjunction with the acquisition of PFP in March 2004, we accrued $150,000 in environmental liabilities as our best estimate of the cost to remediate and restore this leased property back to its original condition. The liability estimate is based on an environmental assessment completed by a third party as part of the due diligence work prior to acquisition. The Company operated a non-hazardous waste water facility on this leased property. Upon discontinuing operations at this facility in November 2005, we began remediating the leased property and the equipment. In February 2006, we completed the remediation of the leased property and the equipment, and released the property back to the owner.

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

NOTE 11
INCOME TAXES

Income tax from the continuing operations for the years ended December 31, consisted of the following (in thousands):

CURRENT:                                    2006         2005         2004
--------------------------------------   ----------   ----------   ----------
  Federal                                $       83   $       50   $       --
  State                                         424          382          169
                                         ----------   ----------   ----------
    Total income tax expense             $      507   $      432   $      169
                                         ==========   ==========   ==========

We had temporary differences and net operating loss carry forwards, which gave rise to deferred tax assets and liabilities at December 31, as follows (in thousands):

Deferred tax assets:                        2006          2005
--------------------------------------   ----------    ----------
  Net operating losses                   $    5,315    $    7,147
  Environmental and closure reserves          1,896         2,185
  Impairment of assets                        7,611         7,611
  Other                                       1,582         1,638
  Valuation allowance                       (10,970)      (12,731)
                                         ----------    ----------
    Deferred tax assets                       5,434         5,850
Deferred tax liabilities
  Depreciation and amortization              (5,434)       (5,850)
                                         ----------    ----------
    Net deferred tax asset (liability)   $       --    $       --
                                         ==========    ==========

A reconciliation between the expected tax benefit using the federal statutory rate of 34% and the provision for income taxes as reported in the accompanying consolidated statements of operations is as follows (in thousands):

                                                2006          2005          2004
                                             ----------    ----------    ----------
Tax expense (benefit) at statutory rate      $    1,831    $    1,400    $   (6,647)
State taxes, net of federal benefit                 153           252           112
Intangible asset impairment                          --            --         3,061
Other                                               284           (39)         (303)
Increase (decrease) in valuation allowance       (1,761)       (1,181)        3,946
                                             ----------    ----------    ----------
Provision for income taxes                   $      507    $      432    $      169
                                             ==========    ==========    ==========

The Company has provided a valuation allowance on substantially all of its deferred tax assets. The Company will continue to monitor the realizability of these net deferred tax assets and will reverse some or all of the valuation allowance as appropriate. In making this determination, the Company considers a number of factors including whether there is a historical pattern of consistent and significant profitability in combination with the Company's assessment of forecasted profitability in the future periods. Such patterns and forecasts allow us to determine whether our most significant deferred tax assets such as net operating losses will more likely than not be realizable in future years, in whole or in part. These deferred tax assets in particular will require us to generate significant taxable income in the applicable jurisdictions in future years in order to recognize their economic benefits. At this point, the Company does not believe that it has enough positive evidence to conclude that some or all of the valuation allowance on deferred tax assets should be reversed. However, facts and circumstances could change in future years and at such point the Company will reverse the allowance as appropriate. Our valuation allowance increased (decreased) by approximately $(1,761,000), $(1,181,000), and $3,946,000 for the years ended December 31, 2006, 2005, and 2004, respectively, which represents the effect of changes in the temporary differences and net operating losses (NOLs), as amended. Included in deferred tax assets is an impairment of assets for $7,611,000, of which approximately $7,051,000 is in conjunction with our acquisition of DSSI in August 2000. This deferred tax asset is a result of an impairment charge related to fixed assets and goodwill of approximately $24.5 million recorded by DSSI in 1997 prior to our acquisition of DSSI. This write-off will not be deductible for tax purposes until the assets are disposed.

We have estimated net operating loss carryforwards (NOL's) for federal income tax purposes of approximately $15,633,000 at December 31, 2006. These net operating losses can be carried forward and applied against future taxable income, if any, and expire in the years 2007 through 2024. However, as a result of various stock offerings and certain acquisitions, the use of these NOLs will be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. According to Section 382, we have approximately $12.0 million in total NOLs available to offset consolidated taxable income for the tax year ended December 31, 2006. Additionally, NOLs may be further limited under the provisions of Treasury Regulation 1.1502-21 regarding Separate Return Limitation Years.

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

                                                          SHARES
         PURCHASE PERIOD                   PROCEEDS      PURCHASED
--------------------------------------   ------------   ------------
July 1 - December 31, 2004               $     47,000         31,287
January 1 - June 30, 2005                      51,000         33,970
July 1 - December 31, 2005                     44,000         31,123
                                         ------------   ------------
                                         $    142,000         96,380
                                         ============   ============

On May 15, 2006, the Board of Directors of the Company terminated the 2003 Employee Stock Purchase Plan due to lack of employee participation and the cost of managing the plan. The Plan allows the Board of Directors to terminate the Plan at anytime without prior notice to the participants and without liability to the participants. A total of 96,380 shares had been purchased under the Plan prior to the Plan's termination. Upon termination of the Plan, the balance, if any, then standing to the credit of each participant in the participant stock purchase stock purchase account was refunded to the participant.

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

Effective July 29, 2003, we adopted the 2003 Outside Directors Stock Plan, which was approved by our stockholders at the Annual Meeting of Stockholders on such date. A maximum of 1,000,000 shares of our Common Stock are authorized for issuance under this plan. The plan provides for the grant of an option to purchase up to 30,000 shares of Common Stock for each outside director upon initial election to the board of directors, and the grant of an option to purchase up to 12,000 shares of Common Stock upon each reelection. The options granted generally have vesting period of six months from the date of grant, with exercise price equal to the closing trade price on the date prior to grant date. The plan also provides for the issuance to each outside director a number of shares of Common Stock in lieu of 65% or 100% of the fee payable to the eligible director for services rendered as a member of the board of directors. The number of shares issued is determined at 75% of the market value as defined in the plan.

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

Effective on January 1, 2006, we began accounting for employee and director stock options pursuant to SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pursuant to our adoption of SFAS 123R we began recognizing compensation expense for all unvested stock options. Prior to adopting SFAS 123R we applied APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for options issued to employees and directors. Accordingly, prior to 2006, no compensation cost was recognized for options granted to employees and directors at exercise prices, which equaled or exceeded the market price of our Common Stock at the date of grant. Pursuant to the standards in SFAS 123R and our belief that it is in the best interest of our stockholders to reduce future compensation expense, in July 2005 we accelerated the vesting of all unvested employee stock options outstanding at that date. As of December 31, 2006, we have 1,023,000 unvested options outstanding. See "Note 2" for further discussion on our adoption of SFAS 123R.

Summary of the status of options under the plans as of December 31, 2006, 2005, and 2004 and changes during the years ending on those dates is presented below:

                                                          2006                                  2005
                                          ------------------------------------   ------------------------------------
                                                        Weighted                               Weighted
                                                         Average                               Average
                                                        Exercise    Intrinsic                  Exercise    Intrinsic
                                            Shares       Price        Value       Shares        Price        Value
                                          ----------   ----------   ----------   ----------   ----------   ----------
PERFORMANCE EQUITY PLAN:
------------------------
     Balance at beginning of year             27,000   $     1.16   $       --       35,600   $     1.18   $       --
         Exercised                           (14,000)        1.07       12,940       (8,600)        1.25       10,576
         Forfeited                            (1,000)        1.25           --           --           --           --
                                          ----------   ----------   ----------   ----------   ----------   ----------
     Balance at end of year                   12,000         1.25       12,940       27,000         1.16       10,576
                                          ==========                ==========   ==========                ==========
     Options exercisable at year end          12,000         1.25           --       27,000         1.16           --

NON-QUALIFIED STOCK OPTION PLAN:
--------------------------------
     Balance at beginning of year          1,989,250   $     1.78   $       --    2,151,850   $     1.81   $       --
         Granted                                  --           --           --           --           --           --
         Exercised                          (419,500)        1.34      287,328      (37,200)        1.21       43,112
         Forfeited                          (272,000)        2.13           --     (125,400)        2.51           --
                                          ----------   ----------   ----------   ----------   ----------   ----------
     Balance at end of year                1,297,750         1.85      287,328    1,989,250         1.78       43,112
                                          ==========                ==========   ==========                ==========
     Options exercisable at year end       1,297,750         1.85           --    1,989,250         1.78           --

     Weighted average fair value of
     options granted during the
     year at exercise prices which
     equal market price of stock at
     date of grant                                --           --           --           --           --           --

1992 OUTSIDE DIRECTORS STOCK PLAN:
----------------------------------
     Balance at beginning of year            200,000   $     2.00   $       --      220,000   $     2.11   $       --
         Granted                                  --           --           --           --           --           --
         Forfeited                           (35,000)        1.75           --      (20,000)        3.25           --
                                          ----------   ----------   ----------   ----------   ----------   ----------
     Balance at end of year                  165,000         2.05           --      200,000         2.00           --
                                          ==========                ==========   ==========                ==========
     Options exercisable at year end         165,000         2.05           --      200,000         2.00           --

     Weighted average fair value of
     options granted during the
     year at exercise prices which
     equal market price of stock at
     date of grant                                --           --           --           --           --           --

2003 OUTSIDE DIRECTORS STOCK PLAN:
----------------------------------
     Balance at beginning of year            234,000   $     1.85   $       --      162,000   $     1.86   $       --
         Granted                              90,000         2.15           --       72,000         1.84           --
                                          ----------   ----------   ----------   ----------   ----------   ----------
     Balance at end of year                  324,000         1.94           --      234,000         1.85           --
                                          ==========                ==========   ==========                ==========
     Options exercisable at year end         234,000         1.85           --      162,000         1.86           --

     Weighted average fair value of
     options granted during the
     year at exercise prices which
     equal market price of stock at
     date of grant                            90,000         1.74           --       72,000         1.08           --

2004 STOCK OPTION PLAN:
-----------------------
     Balance at beginning of year             96,500   $     1.44   $       --      106,500   $     1.44   $       --
         Granted                             978,000         1.86           --           --           --           --
         Exercised                                --           --           --      (10,000)        1.44       11,120
         Forfeited                           (56,500)        1.77           --           --           --           --
                                          ----------   ----------   ----------   ----------   ----------   ----------
     Balance at end of year                1,018,000         1.82           --       96,500         1.44           --
                                          ==========                ==========   ==========                ==========
     Options exercisable at year end          85,000         1.44           --       96,500         1.44           --

     Weighted average fair value of
     options granted during the
     year at exercise prices which
     equal market price of stock at
     date of grant                           978,000          .87           --           --           --           --

                                                            2004
                                          ----------------------------------
                                                       Weighted
                                                        Average
                                                        Exercise    Intrinsic
                                            Shares       Price        Value
                                          ----------   ---------   ---------
PERFORMANCE EQUITY PLAN:
------------------------
     Balance at beginning of year             60,600   $    1.17   $      --
         Exercised                           (25,000)       1.15      54,300
         Forfeited                                --          --          --
                                          ----------   ---------   ---------
     Balance at end of year                   35,600        1.18      54,300
                                          ==========               =========
     Options exercisable at year end          35,600        1.18          --

NON-QUALIFIED STOCK OPTION PLAN:
--------------------------------
     Balance at beginning of year          2,557,390   $    1.79   $      --
         Granted                                  --          --          --
         Exercised                          (171,940)       1.33     391,069
         Forfeited                          (233,600)       1.93          --
                                          ----------   ---------   ---------
     Balance at end of year                2,151,850        1.81     391,069
                                          ==========               =========
     Options exercisable at year end       1,151,250        1.62          --
     Weighted average fair value of
     options granted during the
     year at exercise prices which
     equal market price of stock at
     date of grant                                --          --          --

1992 OUTSIDE DIRECTORS STOCK PLAN:
----------------------------------
     Balance at beginning of year            265,000   $    2.27   $      --
         Granted                                  --          --          --
         Forfeited                           (45,000)       3.08          --
                                          ----------   ---------   ---------
     Balance at end of year                  220,000        2.11          --
                                          ==========   =========   =========
     Options exercisable at year end         220,000        2.11          --
     Weighted average fair value of
     options granted during the
     year at exercise prices which
     equal market price of stock at
     date of grant                                --          --          --

2003 OUTSIDE DIRECTORS STOCK PLAN:
----------------------------------
     Balance at beginning of year             90,000   $    1.99   $      --
         Granted                              72,000        1.70          --
                                          ----------   ---------   ---------
     Balance at end of year                  162,000        1.86          --
                                          ==========               =========
     Options exercisable at year end          90,000        1.99          --
     Weighted average fair value of
     options granted during the
     year at exercise prices which
     equal market price of stock at
     date of grant                            72,000         .71          --

2004 STOCK OPTION PLAN:
-----------------------
     Balance at beginning of year                 --   $      --   $      --
         Granted                             106,500        1.44          --
         Exercised                                --          --          --
         Forfeited                                --          --          --
                                          ----------   ---------   ---------
     Balance at end of year                  106,500        1.44          --
                                          ==========               =========
     Options exercisable at year end              --          --          --
     Weighted average fair value of
     options granted during the
     year at exercise prices which
     equal market price of stock at
     date of grant                           106,500         .78          --

The following table summarizes information about options under the plans outstanding at December 31, 2006:

                                                       Options Outstanding                   Options Exercisable
                                             ------------------------------------------   ---------------------------
                                                Number       Weighted                        Number
                                             Outstanding      Average       Weighted      Exercisable      Weighted
                                                  At         Remaining       Average           At          Average
                                               Dec. 31,     Contractual     Exercise         Dec. 31,      Exercise
Description and Range of Exercise Prices        2006            Life          Price            2006         Price
------------------------------------------   ------------   ------------   ------------   ------------   ------------
PERFORMANCE EQUITY PLAN:
------------------------
1998 Awards ($1.25)                                12,000      1.8 years   $       1.25         12,000   $       1.25
                                             ------------                                 ------------
                                                   12,000      1.8 years           1.25         12,000           1.25
NON-QUALIFIED STOCK OPTION PLAN:
--------------------------------
1997 Awards ($1.375)                                9,500       .3 years           1.38          9,500           1.38
1998 Awards ($1.25)                                20,000      1.8 years           1.25         20,000           1.25
2000 Awards ($1.25-$1.50)                         191,000      3.3 years           1.28        191,000           1.28
2001 Awards ($1.75)                               537,000      4.3 years           1.75        537,000           1.75
2003 Awards ($2.05-$2.19)                         540,250      6.2 years           2.19        540,250           2.19
                                             ------------                                 ------------
                                                1,297,750      4.8 years           1.85      1,297,750           1.85
                                             ============                                 ============
2004 STOCK OPTION PLAN:
-----------------------
2004 Awards ($1.44)                                85,000      7.8 years           1.44         85,000           1.44
2006 Awards ($1.85-$1.86)                         933,000      5.2 years           1.86             --             --
                                             ------------                                 ------------
                                                1,018,000      5.4 years           1.82         85,000           1.44
                                             ============                                 ============
1992 OUTSIDE DIRECTORS STOCK OPTION PLAN:
-----------------------------------------
1997 Awards ($2.125)                               15,000       .9 years           2.13         15,000           2.13
1998 Awards ($1.375)                               15,000      1.4 years           1.38         15,000           1.38
1999 Awards ($1.2188-$1.25)                        35,000      2.7 years           1.24         35,000           1.24
2000 Awards ($1.688)                               15,000      3.9 years           1.69         15,000           1.69
2001 Awards ($2.43-$2.75)                          30,000      4.6 years           2.59         30,000           2.59
2002 Awards ($2.58-$2.98)                          40,000      5.6 years           2.73         40,000           2.73
2003 Awards ($2.02)                                15,000      6.3 years           2.02         15,000           2.02
                                             ------------                                 ------------
                                                  165,000      3.9 years           2.05        165,000           2.05
                                             ============                                 ============
2003 OUTSIDE DIRECTORS STOCK PLAN:
----------------------------------
2003 Awards ($1.99)                                90,000      6.6 years           1.99         90,000           1.99
2004 Awards ($1.70)                                72,000      7.6 years           1.70         72,000           1.70
2005 Awards ($1.84)                                72,000      8.6 years           1.84         72,000           1.84
2006 Awards ($2.15)                                90,000      9.6 years           2.15             --             --
                                             ------------                                 ------------
                                                  324,000      8.1 years           1.94        234,000           1.85
                                             ============                                 ============

The summary of the Company's total Plans as of December 31, 2006 and changes during the period then ended is presented as follows:

                                                                           Weighted
                                                             Weighted       Average
                                                             Average       Remaining      Aggregate
                                                             Exercise     Contractual     Intrinsic
                                               Shares         Price          Term           Value
                                            ------------   ------------   ------------   ------------
Options outstanding January 1, 2006            2,546,750   $       1.78
Granted                                        1,068,000           1.88
Exercised                                        433,500           1.33
Forfeited                                        364,500           2.03
                                            ------------   ------------
Options outstanding End of Period              2,816,750           1.86            5.4   $  1,317,746
                                            ============
Options Exerciseable at December 31, 2006      1,793,750   $       1.85            5.2   $    872,266
                                            ============
Options vested and expected to be vested
at December 31, 2006                           2,769,269   $       1.86            5.4   $  1,295,904
                                            ============

WARRANTS

We have issued various Warrants pursuant to acquisitions, private placements, debt and debt conversion and to facilitate certain financing arrangements. The Warrants principally are for a term of three to five years and entitle the holder to purchase one share of Common Stock for each warrant at the stated exercise price.

We issued no warrants in 2005 and 2006. During 2004, we issued warrants for the exercise of 1,775,638 shares of our Common Stock as part of a private placement offering completed in March. During 2006, a total of 6,673,290 shares of Common Stock were issued upon the exercise of 6,904,149 warrants, both on a cash and cashless basis and on a loan by the Company on an arms length basis. We received proceeds of $11,460,000 for the exercises, and 306,262 warrants expired. During 2005, a total of 2,497,512 warrants were exercised for proceeds in the amount of $937,000 and 25,293 warrants expired. During 2004, a total of 618,860 Warrants were exercised for proceeds in the amount of $710,000 and 20,000 Warrants expired.

The following details the Warrants currently outstanding as of December 31, 2006:

                                        Number of
                                       Underlying
        Warrant Series                   Shares        Exercise Price     Expiration Date
---------------------------------   ----------------   ----------------   ----------------
Consulting Warrants                          160,000   $           2.92               3/07
Private Placement Warrants                 1,615,638   $           2.92               3/07
AMI and BEC Financing Warrants             1,281,731   $           1.50               7/08
                                    ----------------
                                           3,057,369
                                    ================

SHARES RESERVED

At December 31, 2006, we have reserved approximately 6.2 million shares of Common Stock for future issuance under all of the above option and warrant arrangements.

PUT OPTIONS

In 2001, we entered into an Option Agreement with AMI and BEC, dated July 31, 2001 (the "Option Agreement"). Pursuant to the Option Agreement, we granted each purchaser an irrevocable option requiring us to purchase any of the Warrants or the shares of Common Stock issuable under the Warrants (the "Warrant Shares") then held by the purchaser (the "Put Option"). The Put Option may be exercised at any time commencing July 31, 2004, and ending July 31, 2008. In addition, each purchaser granted to us an irrevocable option to purchase all the Warrants or the Warrant Shares then held by the purchaser (the "Call Option"). The Call Option may be exercised at any time commencing July 31, 2005, and ending July 31, 2008. The purchase price under the Put Option and the Call Option is based on the quotient obtained by dividing (a) the sum of six times our consolidated EBITDA for the period of the 12 most recent consecutive months minus Net Debt plus the Warrant Proceeds by (b) our Diluted Shares (as the terms EBITDA, Net Debt, Warrant Proceeds, and Diluted Shares are defined in the Option Agreement). At December 31, 2005 and 2006 and for the life of the Put Option to date, this instrument has been measured regularly to have no value and thus no liability has been recorded.

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

LEGAL

In December, 2005, TIFORP Group Holdings, LLC ("TIFORP") and others sued us, our subsidiary, PFMI, and others in the Michigan Circuit Court for the County of Wayne, Case No. 05-534619. Plaintiffs alleged that we and PFMI breached a confidentiality agreement with TIFORP, and are liable in damages under legal theories of fraud, conversion of proprietary information and breach of confidentiality agreement. TIFORP and the other Plaintiffs asserted that there are damages due to lost revenues in excess of $4.5 million. During the later part of 2006, PESI and PFMI were dismissed with prejudice from this litigation.

During the later part of 2005, PFTS, one of our subsidiaries, received a proposed consent order from the ODEQ regarding PFTS's Tulsa facility. The proposed consent order, among other things:

o provided that PFTS has a limited period to complete all work necessary to ensure that PFTS is eligible for exemption under various provisions of the Oklahoma Hazardous Waste Management, the Oklahoma Clean Air Act and the ODEQ rules promulgated thereunder relating to air issues (subparts BB, CC and DD);
o alleged that PFTS has one or more operations that failed to properly mark or label containers; failed to comply with the maximum containment area volumes in its operating permit; failed to operate in a manner to prevent degradation of the environment; failed to maintain the integrity of the cap over a closed surface impoundment; stored hazardous waste in an area not allowed by its permit; failed to maintain certain records; failed to comply with certain requirements under subparts BB, CC and DD; and failed to make a determination for exemption from the air issue requirements of subpart CC and DD; and
o proposed a total penalty of $336,000, payable one-half in cash and the balance based on a supplemental environmental project approved by the ODEQ.

PFTS and the ODEQ have negotiated a settlement and have entered into a revised Consent Order. Pursuant to the revised Consent Order, PFTS has agreed to make certain improvements at the facility, meet certain air requirements in connection with managing waste at the facility and file a Title V air permit as a synthetic minor in connection the facility's operations. In addition, under the executed Consent Order, the ODEQ and PFTS have agreed that the penalty assessed against PFTS would be $100,000, with 25% to be paid to the ODEQ and 75% to be in the form of a supplemental environmental project at a local fire department.

On February 24, 2003, M&EC commenced legal proceedings against Bechtel Jacobs Company, LLC, in the chancery court for Knox County, Tennessee, seeking payment from Bechtel Jacobs of approximately $4.3 million in surcharges relating to certain wastes that were treated by M&EC during 2001 and 2002. M&EC is operating primarily under three subcontracts with Bechtel Jacobs, which were awarded under contracts between Bechtel Jacobs and the U.S. Department of Energy. M&EC and Bechtel Jacobs had been discussing these surcharges under the subcontracts for over a year prior to filing the suit. During 2003, M&EC recognized revenue and recorded a receivable in the amount of $381,000 related to these surcharges. The revenues generated by M&EC with Bechtel Jacobs represented approximately 7.6%, 16.5%, and 11.4% of our 2006, 2005, and 2004 total revenues, respectively. Since the filing of this lawsuit, Bechtel Jacobs has continued to deliver waste to M&EC for treatment and disposal, and M&EC continues to accept such waste, under the subcontracts, and M&EC and Bechtel Jacobs have entered into an additional contract for M&EC to treat DOE waste. On January 24, 2007, M&EC and Bechtel Jacobs entered into a settlement agreement to resolve this litigation. Pursuant to the settlement, Bechtel Jacobs has paid to M&EC the sum of $1.5 million. While this settlement was finalized in January 2007, it was estimatable and probable as of December 31, 2006. As such, in accordance with SOP 81-1, the Company recorded surcharge revenue of approximately $1.1 million during the fourth quarter of 2006. This amount did not exceed contract costs through December 31, 2006 and no contingencies existed in regards to this matter at year-end. Although we do not believe settlement of this lawsuit will have a material adverse effect on our operations, Bechtel Jacobs could terminate the subcontracts with M&EC for convenience at any time.

In December 2004, PFD was sued under the citizen's suit provisions of the Clean Air Act in the United States District Court for the Southern District of Ohio, Western District, styled Barbara Fisher v. Perma-Fix of Dayton, Inc. The suit alleges violation by PFD of a number of state and federal clean air statutes in connection with the operation of PFD's facility, primarily due to PFD's operating its facility without a Title V air permit. The complaint further alleges that PFD failed to install appropriate air pollution control equipment, conduct appropriate recordkeeping, properly monitor and report, and further alleges that air emissions from PFD's facility injured persons, endangered the health of the public and constituted a nuisance in violation of Ohio law. The action seeks remediation, injunctive relief, imposition of civil penalties, attorney fees, and costs and other forms of relief. On or about May 19, 2006, the U.S. Department of Justice ("DOJ"), on behalf of the EPA, intervened in the case seeking injunctive relief and civil penalties against PFD for alleged violations which parallel certain claims asserted in the citizen's suit, including claims PFD's failure to have obtained, and to have operated its facility without, a Title V air permit, failure to install appropriate air pollution control equipment and conduct appropriate recordkeeping, monitoring and reporting was in violation of the Clean Air Act and applicable regulations. The federal complaint also alleges that PFD failed to respond to a formal request for information from the EPA in a timely manner and requesting civil penalties. Potential civil penalties may be up to $32,500 per day per violation until full compliance. We have retained environmental consultants who have advised us, based on the tests that they have performed, that they do not believe that PFD is a major source of hazardous air pollutants. We have been further advised by counsel that if PFD is not a major source of hazardous air pollutants, PFD would not be required to obtain a Title V air permit and would not have violated the provisions of the Clean Air Act. We intend to vigorously defend ourselves in connection with this matter. Nevertheless, a determination that PFD was a major source of hazardous air pollutants and required to have obtained a Title V air permit in order to operate its facility could have a material adverse effect on us and our liquidity.

In addition to the above matters and in the normal course of conducting our business, we are involved in various other litigations. We are not a party to any litigation or governmental proceeding which our management believes could result in any judgments or fines against us that would have a material adverse affect on our financial position, liquidity or results of future operations.

PENSION LIABILITY

We had a pension withdrawal liability of $1,433,000 at December 31, 2006, based upon a withdrawal letter received from Central States Teamsters Pension Fund ("CST"), resulting from the termination of the union employees at PFMI and a subsequent actuarial study performed. In August 2005, we received a demand letter from CST, amending the liability to $1,629,000, and provided for the payment of $22,000 per month over an eight year period.

CONSTRUCTION IN PROGRESS

As of December 31, 2005, we have recorded $4,896,000 in current construction in progress projects. It is estimated that we will incur an additional $2,929,000 to complete the current projects by the end of 2007.

OPERATING LEASES

We lease certain facilities and equipment under operating leases. Future minimum rental payments as of December 31, 2006, required under these leases are $1,300,000 in 2007, $868,000 in 2008, $706,000 in 2009, $565,000 in 2010, and
$612,000 in years after 2011.

Net rent expense was $2,542,000, $3,538,000, and $3,674,000 for 2006, 2005, and
2004, respectively. These amounts include payments on operating leases of approximately $1,750,000, $1,548,000, and $1,445,000 for 2006, 2005, and 2004,
respectively. The remaining rent expense is for non-contractual monthly and daily rentals of specific use vehicles, machinery and equipment.

NOTE 14
PROFIT SHARING PLAN

We adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the "401(k) Plan") in 1992, which is intended to comply under Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Participating employees may make annual pretax contributions to their accounts up to 100% of their compensation, up to a maximum amount as limited by law. We, at our discretion, may make matching contributions based on the employee's elective contributions. Company contributions vest over a period of five years. We currently match up to 25% of our employees' contributions. We contributed $378,000, $347,000, and $272,000 in matching funds during 2006, 2005, and 2004, respectively.

NOTE 15
RELATED PARTY TRANSACTIONS

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

We utilize the remediation and analytical services of Mill Creek Environmental Services, Inc., which is owned principally by the son and daughter-in-law of our CEO, Dr. Louis Centofanti. Mill Creek has provided assistance in developing remediation plans, completing a permit renewal and modification application, and groundwater investigations at one of our remediation sites. The majority of these services we are unable to perform ourselves. Our purchases from or services provided to us by Mill Creek during 2006, 2005 and 2004 totaled $1,700, $230,000, and $118,000 respectively. We believe that the rates we receive are competitive and comparable to rates we would receive from unaffiliated third party vendors.

NOTE 16
OPERATING SEGMENTS

During 2006, we were engaged in three operating segments. Pursuant to FAS 131, we define an operating segment as a business activity:

     o    from which we may earn revenue and incur expenses;

     o whose operating results are regularly reviewed by the president and chief operating officer to make decisions about resources to be allocated and assess its performance; and

     o    for which discrete financial information is available.

We therefore define our operating segments as each business line that we operate. These segments however, exclude the Corporate headquarters, which does not generate revenue, Perma-Fix of Michigan, Inc. and Perma-Fix of Pittsburgh, Inc., two discontinued operations. See "Note 5" for further information on discontinued operations. The accounting policies of the operating segments are summarized in "Note 2".

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

The table below shows certain financial information by business segment for 2006, 2005, and 2004 (in thousands).

SEGMENT REPORTING AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2006

                                            Industrial       Nuclear                      Segments       Corporate    Consolidated
                                             Services       Services      Engineering      Total       And Other(2)      Total
                                           ------------   ------------   ------------   ------------   ------------   ------------
Revenue from external customers            $     35,148   $     49,423(3)$      3,358   $     87,929   $         --   $     87,929
Intercompany revenues                             1,548          2,433            558          4,539             --          4,539
Gross profit                                      7,483         20,930            797         29,210             --         29,210
Interest income                                       5             --             --              5            280            285
Interest expense                                    105            475              1            581            765          1,346
Interest expense-financing fees                       1              1             --              2            191            193
Depreciation and amortization                     1,812          2,931             38          4,781             77          4,858
Segment profit (loss)                            (1,963)        12,452            252         10,741         (6,379)         4,362
Segment assets(1)                                21,358         68,523          2,182         92,063         13,934(4)     105,997
Expenditures for segment assets                     993          5,329             62          6,384             57          6,441
Total long-term debt                                831          1,983             15          2,829          5,500          8,329

SEGMENT REPORTING AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2005

                                            Industrial       Nuclear                      Segments      Corporate     Consolidated
                                             Services       Services     Engineering       Total       And Other(2)       Total
                                           ------------   ------------   ------------   ------------   ------------   ------------
Revenue from external customers            $     40,768   $     47,245(3)$      2,853   $     90,866   $         --   $     90,866
Intercompany revenues                             2,872          2,408            480          5,760             --          5,760
Gross profit                                      6,627         18,100            669         25,396             --         25,396
Interest income                                       7              3             --             10            123            133
Interest expense                                    422            743             18          1,183            411          1,594
Interest expense-financing fees                      --              2             --              2            316            318
Depreciation and amortization                     1,854          2,817             40          4,711             43          4,754
Segment profit (loss)                            (1,762)        10,141            182          8,561         (5,492)         3,069
Segment assets(1)                                23,869         63,404          2,162         89,435          9,090(4)      98,525
Expenditures for segment assets                   1,081          1,488             14          2,583             33          2,616
Total long-term debt                              1,139          3,266             23          4,428          8,947         13,375

SEGMENT REPORTING AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2004

                                            Industrial      Nuclear                       Segments      Corporate     Consolidated
                                             Services       Services     Engineering       Total       And Other(2)       Total
                                           ------------   ------------   ------------   ------------   ------------   ------------
Revenue from external customers            $     36,600   $     42,679(3)$      3,204   $     82,483   $         --   $     82,483
Intercompany revenues                             2,409          3,480            444          6,333             --          6,333
Gross profit                                      6,160         16,741            812         23,713             --         23,713
Interest income                                       3             --             --              3             --              3
Interest expense                                    787          1,195             --          1,982             38          2,020
Interest expense-financing fees                      --            194             --            194          1,997          2,191
Depreciation and amortization                     1,854          2,657             30          4,541             35          4,576
Impairment loss on
 intangible assets                               (9,002)            --             --         (9,002)            --         (9,002)
Segment profit (loss)                           (12,900)         9,240            376         (3,284)        (6,293)(4)     (9,577)
Segment assets(1)                                27,240         60,642          2,261         90,143         10,312        100,455
Expenditures for segment assets                     786          2,115             48          2,949             62          3,011
Total long-term debt                              1,554          7,808             31          9,393          9,563         18,956

(1) Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2) Amounts reflect the activity for corporate headquarters, not included in the segment information.

(3) The consolidated revenues within the Nuclear Waste Management Services segment include the Bechtel Jacobs and LATA/Parallax revenue for 2006 of $6,705,000 (or 7.6%) and $10,341,000 (or 11.8%) of total revenue, respectively. For 2005 and 2004, Bechtel Jacobs revenue totaled $14,940,000 (or 16.5%) and $9,405,000 (or 11.4%) of total revenue, respectively.

(4) Amount includes assets from Perma-Fix of Michigan, Inc., and Perma-Fix of Pittsburgh, Inc., two discontinued operations from the Industrial segment, of approximately $728,000, $866,000, and $2,885,000, as of December 31,
     2006, 2005, and 2004, respectively.

NOTE 17
QUARTERLY OPERATING RESULTS (UNAUDITED)

Unaudited quarterly operating results are summarized as follows (in thousands, except per share data):

                                                             Three Months Ended (unaudited)
                                               ---------------------------------------------------------
                                                 March 31       June 30         Sept. 30       Dec. 31        Total
                                               ------------   ------------   ------------   ------------   ------------
2006 (1)
--------
Revenues                                       $     21,118   $     23,514   $     21,266   $     22,031(2)$     87,929
Gross Profit                                          6,830          8,152          6,328          7,900         29,210
Income from continuing operations                     1,128            779            462          1,993          4,362
Discontinued operations                                (450)         1,046           (131)          (116)           349
Net income (loss) applicable to Common Stock            678          1,825            331          1,877          4,711

Basic net income (loss) per common share:
     Continuing operations                              .03            .02            .01            .04            .09
     Discontinued operations                           (.01)           .02             --             --            .01
     Net income (loss)                                  .02            .04            .01            .04            .10

Diluted net income (loss) per common share:
     Continued operations                               .03            .02            .01            .04            .09
     Discontinued operations                           (.01)           .02             --             --            .01
     Net income (loss)                                  .02            .04            .01            .04            .10

2005
----
Revenues                                       $     21,431   $     25,144   $     22,826   $     21,465   $     90,866
Gross Profit                                          5,537          7,354          6,720          5,785         25,396
Income from continuing operations                       110          1,448          1,195            252          3,005
Discontinued operations                                (246)          (183)           810            289            670
Net income (loss) applicable to Common Stock           (168)         1,235          1,975            541          3,583

Basic net income per common share:
     Continuing operations                               --            .03            .03            .01            .07
     Discontinued operations                             --             --            .02             --            .01
     Net income                                          --            .03            .05            .01            .08

Diluted net income per common share:
     Continued operations                                --            .03            .03            .01            .07
     Discontinued operations                             --             --            .02             --            .01
     Net income                                          --            .03            .05            .01            .08

(1) Reflect quarterly recognized stock compensation expense of $29,000, $56,000, $88,000, and $165,000, pursuant to the adoption of SFAS 123R, effective January 1, 2006, for the quarter ending March, 31, June 31, September 30, and December 31, 2006, respectively.

(2) Revenue reflects approximately $1.1 million recognized in our Nuclear segment, resulting from a settlement of a lawsuit in connection with a dispute over surcharges from waste treated in 2003. While this settlement was finalized in early January 2007, the amount recognized was estimatable and probable as of December 31, 2006. This amount did not exceed contract costs through December 31, 2006 and no contingencies existed in regards to this matter at year-end.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A.  CONTROLS AND PROCEDURES

          Evaluation of disclosure, controls, and procedures.

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on their most recent evaluation, which was completed as of the end of the period covered by this Annual Report on Form 10-K, we have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended). In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the difficulty in identifying unlikely future events, and the difficulty in eliminating misconduct completely. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2006 because of material weaknesses to internal controls over financial reporting as set forth below.

          Management's Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Securities Exchange Act of 1934. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements or fraudulent acts. A control system, no matter how well designed, can provide only reasonable assurance with respect to financial statement preparation and presentation.

          Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with appropriate authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements or fraudulent acts. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2006.

          Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

          An internal control significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles in the United States of America, such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

          As of December 31, 2006, the following material weaknesses related to the following areas were identified:

               1. The monitoring of pricing and invoicing process controls at certain facilities within the Company's Industrial Segment was ineffective and was not being applied consistently. This weakness could result in sales being priced and invoiced at amounts, which were not approved by the customer or the appropriate level of management. Further, controls over non-routine revenue streams in this segment, such as Bill & Hold transactions, were ineffective and could result in revenue being prematurely recognized. Although this material weakness did not result in an adjustment to the quarterly or annual financial statements, if not remediated, it has a more than remote potential to cause a material misstatement to be unprevented or undetected.

               2. The Company lacks the technical expertise and processes to ensure compliance with SFAS No. 109, "Accounting for Income Taxes", and did not maintain adequate controls with respect to accurate and timely tax account reconciliations and analyses. This material weakness resulted in an audit adjustment and, if not remediated, it has a more than remote potential to cause a material misstatement to be unprevented or undetected.

               3. The Company lacks the technical expertise, controls and policies to ensure that significant non-routine transactions are being appropriately reviewed, analyzed, and monitored on a timely basis. Although this material weakness did not result in an adjustment to the quarterly or annual financial statements, if not remediated, it has more than a remote potential to cause a material misstatement to be unprevented or undetected.

                    The material weaknesses identified above were partly caused by 2006 being a transitional year for us, including the resignation of our former Chief Financial Officer and Director of Internal Audit in April 2006, as well as the resignations of our former Corporate Controller/Treasurer and Manager of Corporate Reporting and SEC due to the relocation of our Corporate office from Gainesville, Florida to Atlanta, Georiga. We have replaced all of these positions and with these transitional changes behind us, we believe these weaknesses will be corrected. Furthermore, we are in the process of developing a formal remediation plan for the Audit Committee's review and approval, which will then be executed across all segments.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Perma-Fix Environmental Services, Inc.
Atlanta, Georgia

We have audited management's assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting", that Perma-Fix Environmental Services, Inc. and subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of material weaknesses identified in management's assessment, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

     o Deficiencies in the monitoring and execution of certain pricing and invoicing process controls at certain facilities within the Company's Industrial Segment were identified and others were not being applied consistently. Further, design deficiencies exist over non-routine revenue streams in this segment, such as bill & hold transactions, resulting in an ineffective control environment which could potentially result in revenue being prematurely recognized.

     o The Company lacks an individual with the technical expertise and sufficient experience to apply and develop controls and policies to ensure compliance with SFAS No. 109, "Accounting for Income Taxes", and does not maintain adequate controls with respect to accurate and timely tax account reconciliations and analyses of account activity.

     o Deficiencies related to the Company's financial statement close process exist primarily due to the lack of technical expertise, controls and policies to ensure that significant non-routine transactions are being appropriately identified, monitored, reviewed and analyzed on a timely basis.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 29, 2007 on those financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Perma-Fix Environmental Services, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We do not express or take any other form of assurance on management's statements referring to any corrective actions taken.

/s/ BDO Seidman, LLP

Atlanta, Georgia
March 29, 2007

ITEM 9B.  OTHER INFORMATION
          None.
                                    PART III

ITEM 10.  DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The following table sets forth, as of the date hereof, information concerning our Directors:

           NAME                AGE    POSITION
---------------------------   -----   ------------------------------------------
Dr. Louis F. Centofanti        63     Chairman of the Board, President and
                                      Chief Executive Officer
Mr. Jon Colin                  51     Director
Mr. Jack Lahav                 58     Director
Mr. Joe R. Reeder              59     Director
Mr. Larry M. Shelton           53     Director
Dr. Charles E. Young           75     Director
Mr. Mark A. Zwecker            56     Director

Each director is elected to serve until the next annual meeting of stockholders.

We have a separately designated standing audit committee of our Board of Directors. The members of the Audit Committee are: Mark A. Zwecker, Jon Colin, and Larry M. Shelton.

Our Board of Directors has determined that each of our audit committee members is an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Board has further determined that each of our Directors, other than Dr. Centofanti, who is our President and Chief Executive Officer, is "independent" within the meaning of the applicable NASDAQ Rules and Item 7(d)(3)(iv) of
Schedule 14A under the Exchange Act.

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

MR. JACK LAHAV

Jack Lahav has served as a Director since September 2001. Mr. Lahav is a private investor, specializing in launching and growing businesses. Mr. Lahav devotes much of his time to charitable activities, serving as president, as well as, board member of several charities. Previously, Mr. Lahav founded Remarkable Products Inc. and served as its president from 1980 to 1993. Mr. Lahav was also co-founder of Lamar Signal Processing, Inc.; president of Advanced Technologies, Inc., a robotics company and director of Vocaltech Communications, Inc. Mr. Lahav served as Chairman of Quigo Technologies from 2001 to 2004 and is currently serving as Chairman of Phoenix Audio Technologies and and Doclix Inc.

HONORABLE JOE R. REEDER

Mr. Reeder has served as a Director since April 2003. He has served since April 1999 as Shareholder in Charge of the Mid-Atlantic Region for Greenberg Traurig LLP, one of the nation's largest law firms, with 28 offices and over 1600 attorneys, worldwide. His clientele has included sovereign nations, international corporations, and law firms throughout the U.S. As the 14th Undersecretary of the U.S. Army (1993-97), Mr. Reeder also served for three years as Chairman of the Panama Canal Commission's Board of Directors where he oversaw a multibillion-dollar infrastructure program. He sits on the Board of Governors of the National Defense Industry Association (NDIA), the Armed Services YMCA, the USO, and many other corporate and charitable organizations, and is a frequent television commentator on legal and national security issues. A graduate of West Point who served in the 82d Airborne Division following Ranger School, Mr. Reeder also has a J.D. from the University of Texas and an L.L.M. from Georgetown University.

MR. LARRY M. SHELTON

Mr. Shelton was appointed by the Board of Director to fill a vacancy on the Board, in July 2006, as a result of Mr. Alfred C. Warrington, IV's retirement from the Board. Mr. Shelton is currently Chief Financial Officer of S K Hart Management, LC, an investment holding company. He has held this position since 1999. Mr. Shelton was Chief Financial Officer of Envirocare of Utah, Inc., a waste management company from 1995 until 1999. Mr. Shelton serves on the Board of Directors of Subsurface Technologies, Inc., and Pony Express Land Development Inc. Mr. Shelton has a B.A. in accounting from the University of Oklahoma.

DR. CHARLES E. YOUNG

Dr. Charles E. Young has served as a Director since July 2003. Dr. Young was president of the University of Florida, a position he held from November 1999 to January 2004. Dr. Young also served as chancellor of the University of California at Los Angeles (UCLA) for 29 years until his retirement in 1997. Dr. Young was formerly the chairman of the Association of American Universities and served on numerous commissions including the American Council on Education, the National Association of State Universities and Land-Grant Colleges, and the Business-Higher Education Forum. Dr. Young serves on the board of directors of I-MARK, Inc., a software and professional services company and AAFL Enterprises, a sports development Company. He previously served on the board of directors of Intel Corp., Nicholas-Applegate Growth Equity Fund, Inc., Fiberspace, Inc., and Student Advantage, Inc. Dr. Young has a Ph.D. and M.A. in political science from UCLA and a B.A. from the University of California at Riverside.

MR. MARK A. ZWECKER

Mark Zwecker has served as a Director since the Company's inception in January 1991. Mr. Zwecker has recently assumed the position of Director of Finance for Communications Security and Compliance Technologies, Inc., a software company developing security products for the mobile workforce and serves as an advisor to Plum Combustion, Inc., an engineering and manufacturing company developing high performance combustion technology. Mr. Zwecker served as president of ACI Technology, LLC, from 1997 until 2006, and was vice president of finance and administration for American Combustion, Inc., from 1986 until 1998. In 1983, Mr. Zwecker participated as a founder with Dr. Centofanti in the start up of PPM, Inc. He remained with PPM, Inc. until its acquisition in 1985 by USPCI. Mr. Zwecker has a B.S. in Industrial and Systems Engineering from the Georgia Institute of Technology and an M.B.A. from Harvard University.

RESIGNATION OF DIRECTOR

In June 2006, Mr. Alfred C. Warrington, IV notified the Company and its Board of Directors that he would not stand for re-election as a member of the Board at the Company's Annual Meeting of Stockholders July 27, 2006. Mr. Warrington had been a member of the Company's Board and Chairman of the Board's Audit Committee since 2002, and previously was a consultant to the Board. Mr. Warrington's decision to retire from the Board was based on personal reasons and was not as a result of any disagreement with the Company or due to any matter relating to the Company's operations, policies, or practices.

EXECUTIVE OFFICERS

See Item 4A - "Executive Officers of the Registrant" in Part I of this report for information concerning our executive officers, as of the date hereof.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, and the regulations promulgated thereunder require our executive officers and directors and beneficial owners of more than 10% of our Common Stock to file reports of ownership and changes of ownership of our Common Stock with the Securities and Exchange Commission, and to furnish us with copies of all such reports. Based solely on a review of the copies of such reports furnished to us and written information provided to us, we believe that during 2006 none of our executive officers and directors failed to timely file reports under Section 16(a), except Robert Schreiber, Jr., inadvertently failed to timely file a Form 4 to report one transaction.

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

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Company's long-term success depends on our ability to efficiently operate our facilities, evaluate strategic acquisitions within the Nuclear and Industrial segments of our Company, and to continue to research and develop innovative technologies in the treatment of nuclear waste, mixed waste and industrial waste. To achieve these goals, it is important that we be able to attract, motivate, and retain highly talented individuals who are committed to the Company's values and goals.

The Compensation and Stock Option Committee (for purposes of this analysis, the "Committee") of the Board has responsibility for establishing, implementing and continually monitoring adherence with the Company's compensation philosophy. The Committee ensures that the total compensation paid to the named executive officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to members of the named executive officers are similar to those provided to other executive officers at similar sized companies and industries.

COMPENSATION PHILOSOPHY AND OBJECTIVES

The Committee bases its executive compensation program on the objectives of the Company. The Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives' interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. The Committee evaluates both executive performance and compensation to ensure that the Company maintains its ability to attract superior employees in key positions and to remain competitive relative to the compensation paid to similarly situated executives of our peer companies. The Committee believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and equity-based compensation that provide rewards for performance as measured against established goals. The Committee bases it executive compensation program on the following criteria:

     o Compensation should be based on the level of job responsibility, executive performance, and company performance. Executive officers' pay should be more closely linked to company performance than that of other employees because the executive officers have a greater ability to affect results of the Company.

     o Compensation should be competitive with compensation offered by other companies that compete with us for talented individuals.

     o    Compensation should reward performance.

     o Compensation should motivate executives to achieve the Company's strategic and operational goals.

ROLE OF EXECUTIVE OFFICERS IN COMPENSATION DECISIONS

The Committee approves all compensation decisions for the named executive officers and approves recommendations regarding equity awards to all officers of the Company. Decisions regarding the non-equity compensation of other officers are made by the Chief Executive Officer.

The Chief Executive Officer annually reviews the performance of each of the named executive officers (other than the Chief Executive Officer whose performance is reviewed by the Committee). Based on such reviews, the Chief Executive Officer presents a recommendation to the Committee, which may include salary adjustments, bonus and equity based awards, and annual award. The Committee exercises its discretion in accepting or modifying all such recommendations.

THE COMMITTEE'S PROCESSES

The Compensation Committee has established certain processes designed to achieve the Company's executive compensation objectives. These processes include the following:

     o Company Performance Assessment. The Committee assesses the Company's performance in order to establish compensation ranges and, as described below, to assist the Committee in establishing specific performance measures that determine incentive compensation under the Company's Executive Management Incentive Plan. For this purpose, the Company considers numerous measures of performance of both the Company and industries with which the Company competes.

     o Individual Performance Assessment. Because the Committee believes that an individual's performance should effect an individual's compensation, the Committee evaluates each named executive officer's performance. With respect to the named executive officers, other than the Chief Executive Officer, the Committee considers the recommendations of the Chief Executive Officer. With respect to all named executive officers, the Committee exercises its judgment based on its interactions with the executive officer, such officer's contribution to the Company's performance and other leadership achievements.

     o Peer Group Assessment. The Committee benchmarks the Company's compensation program with a group of companies against which the Committee believes the Company competes for talented individuals (the "Peer Group"). The composition of the Peer Group is periodically reviewed and updated by the Committee. The companies currently comprising the Peer Group are Clean Harbors, Inc. and American Ecology Corporation. The Committee considers the company's executive compensation programs as a whole and the compensation of individual officers if job responsibilities are meaningfully similar. The Committee sets compensation for executive officers at levels paid to similarly situated executives of the companies comprising the Peer Group. This Committee considers individual factors such as experience level of the individual and market conditions. The Committee believes that the Peer Group comparison helps insure that the Company's executive compensation program is competitive with other companies in the industry.

2006 EXECUTIVE COMPENSATION COMPONENTS

For the fiscal year ended December 31, 2006, the principal components of compensation for executive officers were:

     o    base salary;

     o    performance-based incentive compensation;

     o    long term incentive compensation;

     o    retirement and other benefits; and

     o    perquisites and other personal benefits.

BASE SALARY

The Company provides the named executive officers, other officers, and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for executive officers are determined for each executive based on his or her position and responsibility by using market data.

During its review of base salaries for executives, the Committee primarily considers:

     o    market data;

     o internal review of the executive's compensation, both individually and relative to other officers; and

     o    individual performance of the executive.

Salary levels are typically considered annually as part of the Company's performance review process as well as upon a promotion or other change in job responsibility. Merit based increases to salaries of members of the executive are based on the Committee's assessment of the individual's performance.

PERFORMANCE-BASED INCENTIVE COMPENSATION

The Committee has the latitude to design cash and equity-based incentive compensation programs to promote high performance and achievement of the Company's goals by Directors and the named executives, encourage the growth of stockholder value and allow employees to participate in the long-term growth and profitability of the Company. The Committee may grant stock options and/or performance bonuses. In granting these awards, the Committee may establish any conditions or restrictions it deems appropriate. In addition, the Chief Executive Officer has discretionary authority to grant stock options to certain high-performing executives.

All awards of shares of the Company's stock options under the aforementioned programs are made at or above the market price at the time of the award. Newly hired or promoted executives, other than executive officers, receive their award of stock options following their hire or promotion. Grants of stock options to newly hired executive officers who are eligible to receive them are made at the next regularly scheduled Committee meeting following their hire date.

EXECUTIVE MANAGEMENT INCENTIVE PLAN

In 2005, the Board of Directors adopted the Executive Management Incentive Plan (the "MIP"), which became effective January 1, 2006, for the Company's Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer. The MIP is an annual cash incentive program under the management incentive plans. The MIP provides guidelines for the calculation of annual cash incentive based compensation, subject to Committee oversight and modification. The Committee considers whether an MIP should be established for the next succeeding year and, if so, approves the group of employees eligible to participate in the MIP for that year. The MIP includes various incentive levels based on the participant's responsibilities and impact on Company operations, with target award opportunities that are established as a percentage of base salary. These targets range from 26% of base salary to 50% of base salary for the Company's named executive officers.

For fiscal 2006, 70% of a named executive officer's MIP award was based upon achievement of corporate financial objectives relating to revenue and net income targets, with each component accounting for 15% and 55%, respectively, of the total corporate financial objective portion of the MIP award. The remaining 30% of an executive's MIP award was based upon health & safety incidents and permit & license compliance targets. Each year, the Committee sets target and maximum levels for each component of the corporate financial objective portion of the MIP. Payments of awards under the MIP are contingent upon the achievement of such objectives for the current year. Executive officers participating in the MIP receive:

     o no payment for the corporate financial objective portion of the MIP award unless the Company achieves the target performance level (as computed for the total corporate financial objective portion);

     o a payment of at least 100% but less than 175% of the target award opportunity for the corporate financial objective portion of the MIP award if the Company achieves or exceeds the target performance level but does not attain the maximum performance level; and

     o a payment of 175% of the target award opportunity for the corporate financial objective portion of the MIP award if the Company achieves or exceeds the maximum performance level.

Upon completion of each fiscal year, the Committee assesses the performance of the Company for each corporate financial objective of the MIP comparing the actual fiscal year results to the pre-determined target and maximum levels for each objective and an overall percentage amount for the corporate financial objectives is calculated.

Generally, the Committee sets the target level for earnings using the Company's annually approved budget for the upcoming fiscal year. Minimum target objectives are set between 80% - 100% of the Company's budget. Maximum earnings objectives are set at 161% or higher of the company's budget. In making the annual determination of the target and maximum levels, the Committee may consider the specific circumstances facing the Company during the coming year. The Committee generally sets the target and maximum levels such that the relative difficulty of achieving the target level is consistent from year to year.

Each of the executive officers for the fiscal year ended December 31, 2005, received the following payments in February 2006 under the MIP for fiscal 2005 performance.

                                                  2005 MIP
                    Name                         Bonus Award
                    --------------------------   -----------
                    Dr. Louis F. Centofanti      $        --
                    Steven T. Baughman           $        --
                    Larry McNamara               $    35,550
                    Robert Schreiber, Jr.        $     2,200

Awards made to Executive officers under the MIP for performance in 2006 are reflected in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table in this section.

LONG-TERM INCENTIVE COMPENSATION

EMPLOYEE STOCK OPTION PLAN

The 2004 Stock Option Plan (the "Option Plan") encourages participants to focus on long-term Company performance and provides an opportunity for executive officers and certain designated key employees to increase their stake in the Company. Stock options succeed by delivering value to the executive only when the value of the Company's stock increases. The Option Plan authorizes the grant of non-qualified stock options and incentive stock options for the purchase of Common Stock.

The Option Plan assists the Company to:

     o enhance the link between the creation of stockholder value and long-term executive incentive compensation;

     o    provide an opportunity for increased equity ownership by executives;
          and

     o    maintain competitive levels of total compensation.

Stock option award levels are determined based on market data, vary among participants based on their positions within the Company and are granted at the Committee's regularly scheduled March meeting. Newly hired or promoted executive officers who are eligible to receive options are awarded such options at the next regularly scheduled Committee meeting following their hire or promotion date.

Options are awarded with an exercise price equal to the closing price of the Company's Common Stock on the date of the grant as reported on the NASDAQ. In certain limited circumstances, the Committee may grant options to an executive at an exercise price in excess of the closing price of the Company's Common Stock on the grant date. The Committee will not grant options with an exercise price that is less than the closing price of the Company's Common Stock on the grant date, nor has it granted options which are priced on a date other than the grant date.

The stock options granted prior to 2006 generally have a ten year term with annual vesting of 20% over a five year period. In anticipation of the adoption of SFAS 123R, on July 28, 2005, the Committee approved the acceleration of all outstanding and unvested options as of the approval date. The options granted in 2006 by the Committee are for a six year term with vesting period of three years at 33.3% increment per year. Vesting and exercise rights cease upon termination of employment except in the case of death or retirement (subject to a six month limitation), or disability (subject to a one year limitation). Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option.

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, the Company began accounting for its Stock Option Program in accordance with the requirements of FASB Statement 123(R). See impact of FASB Statement 123(R) on our operating results in" Note 2 - Stock Based Compensation" to "Notes to Consolidated Financial Statements".

RETIREMENT AND OTHER BENEFITS

401(k) PLAN

We adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the "401(k) Plan") in 1992, which is intended to comply with Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Participating employees may make annual pretax contributions to their accounts up to 100% of their compensation, up to a maximum amount as limited by law. We, at our discretion, may make matching contributions based on the employee's elective contributions. Company contributions vest over a period of five years. We currently match 25% of our employees' contributions. We contributed $378,000 in matching funds during 2006.

PERQUISITES AND OTHER PERSONAL BENEFITS

The Company provides executive officers with perquisites and other personal benefits that the Company and the Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to executive officers. The executive officers are provided an auto allowance.

EMPLOYMENT AGREEMENT

On March 1, 2007, the Board of Directors approved for the Company to enter into employment agreements with its named executives, subject to finalization of certain of its material terms, including, but not limited to, the formula for paying year-end incentive bonuses. As of the date of this report, the terms of the employment agreements have not been finalized, and none of our named executives has entered into any employment agreement with the Company.

It is anticipated that such proposed employment agreements, if completed, would be effective for three years, unless earlier terminated by the Company with or without cause or by the executive officer for "good reason" or any other reason. If the executive officer's employment is terminated due to death, disability or for cause, it is anticipated that the Company would pay to the executive officer or to his estate a lump sum equal to the sum of any unpaid base salary through the date of termination, any earned or unpaid incentive bonus, and any benefits due to the executive officer under any employee benefit plan, excluding any severance program or policy (the "Accrued Amounts").

If the executive officer terminates his employment for good reason, it is anticipated that the employment agreements will provide that the Company would be required to pay the executive officer a sum equal to the total Accrued Amounts and one year of full base salary. If the executive terminates his employment for a reason other than for good reason, it is anticipated that the Company would pay to the executive the amount equal to the Accrued Amounts. The employment agreements would provide, when finalized, that if there is a Change in Control (to be defined in the agreements), that all outstanding stock options to purchase common stock held by the executive officer will immediately become exercisable in full.

COMPENSATION COMMITTEE REPORT

The Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.

                   THE COMPENSATION AND STOCK OPTION COMMITTEE
                              Jack Lahav, Chairman
                                    Jon Colin
                              Dr. Charles E. Young
                                   Joe Reeder

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation paid or earned by each of the executive officers for the fiscal years ending December 31, 2004, 2005 and 2006. Currently, the Company does not have any employment agreements with any of the executive officers. When setting total compensation for each of the executive officers, the Committee reviews, among other things, the executive's current compensation, including equity and non-equity based compensation.

Based on the fair value of equity awards granted to executive officers in 2006 and the base salary of the executive officers, "Salary" accounted for approximately 53.3% of the total compensation of the executive officers while non-equity incentive, option award, and other compensation accounted for approximately 46.7% of the total compensation of the executive officers.

SUMMARY COMPENSATION TABLE
--------------------------

                                                                                                    Change
                                                                                                  in Pension
                                                                                                    Value
                                                                                                   and Non-
                                                                                Non-Equity        Qualified
                                                                                 Incentive        Deferred
                                                            Stock     Option       Plan          Compensation    All other
                                       Salary     Bonus     Awards    Awards   Compensation         Earning     Compensation
Name and Principal Position    Year      ($)       ($)       ($)      ($)(5)        ($)               ($)          ($)(6)
----------------------------   -----   -------   -------   -------   -------   ------------      ------------   ------------

Dr. Louis Centofanti            2006   232,269        --        --    86,800        143,324(4)             --         13,601
 Chairman of the Board,         2005   218,808        --        --        --             --                --         12,500
 President and Chief            2004   190,000    45,801        --        --             --                --         11,695
 Executive Officer

Steven Baughman  (1)            2006   123,077        --        --    87,700         63,709(4)             --          9,000
 Vice President and Chief       2005        --        --        --        --             --                --             --
 Financial Officer              2004        --        --        --        --             --                --             --

Larry McNamara                  2006   193,558        --        --   217,000        122,500(4)             --         12,750
 Chief Operating Officer        2005   189,761        --        --        --         35,550                --         12,500
                                2004   173,000    93,913        --        --             --                --         11,569

Robert Schreiber, Jr.           2006   158,292        --        --    21,700          5,915                --         14,502
 President of SYA               2005   195,749        --        --        --          2,200                --         14,002
                                2004   135,394    38,800        --        --             --                --         13,457

Richard T. Kelecy  (2)          2006   123,813        --        --        --             --                --          3,409
 Vice President and Chief       2005   180,762        --        --        --             --                --         12,500
 Financial Officer              2004   175,000    35,400        --        --             --                --         12,250

David Hansen  (3)               2006    92,094        --        --     4,340             --                --          1,678
 Chief Financial Officer        2005   135,000     8,000        --        --             --                --          2,850
                                2004   135,000    10,000        --        --             --                --          2,132

(1)  Appointed as Vice President and Chief Financial Officer in May 2006

(2) Resigned as Chief Financial Officer, Vice President, and Secretary of the Board of Director effective April 5, 2006. Mr. Kelecy continued as a part time employee, to assist the Company in its transition until September 8, 2006.

(3) Named as Interim Chief Financial Officer from May 4 to May 15 by Board of Director. Mr. Hansen resigned from the Company effective June 2, 2006 and remained as a part time employee through August 31, 2006.

(4) Represents 2006 performance compensation earned in 2006 under the Company's MIP. The amount includes $55,530, $37,693, and $47,463 earned by Dr. Centofanti, Mr. Baughman, and Mr. McNamara, respectively, in 4th quarter of 2006, which will be paid in 2007. The MIP is described under the heading "Executive Management Incentive Plan" in this section.

(5) This amount reflects the expense to the Company for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R) of options granted under Stock Option Program in 2006. There was no expense for options granted prior to 2006, which were fully vested prior to 2006, and are not included in these amounts. Assumptions used in the calculation of this amount are included in "Note 2
     - Stock Based Compensation" to "Notes to Consolidated Financial Statement".

(6) Each named executive officer, with the exception of Mr. Hansen, interim Chief Financial Officer, receives a monthly automobile allowance of $750 or a leased vehicle. Also included, where applicable, is our 401(k) matching contribution.

The compensation plan under which the awards in the following table were made are generally described in the Compensation Discussion and Analysis beginning on page 97, and include the Company's MIP, which is a non-equity incentive plan, and the Company's 2004 Stock Option Plan, which provides for grant of stock options to our employees.

GRANT OF PLAN-BASED AWARDS TABLE
--------------------------------

                                     Estimated Future Payouts         Estimated Future Payouts
                                     Under Non-Equity Incentive         Under Equity Incentive
                                            Plan Awards                      Plan Awards
                                   -------------------------------   ----------------------------
                         Grant     Threshold    Target     Maximum   Threshold   Target   Maximum
Name                      Date         $         $(1)       $(1)         $         $         $
---------------------   ---------  ---------   --------   --------   ---------  -------   -------
Dr. Louis Centofanti    3/2/2006          --         --         --          --       --        --
                          N/A                   117,000    204,748

Steven Baughman         5/15/2006         --         --         --          --       --        --
                          N/A                    52,000     91,012

Larry McNamara          3/2/2006          --         --         --          --       --        --
                          N/A                   100,000    175,000

Robert Schreiber, Jr    3/2/2006          --         --         --          --       --        --

Richard T. Kelecy          --             --         --         --          --       --        --

David Hansen            3/2/2006          --         --         --          --       --        --

                                      All
                                     other
                                     Stock
                                     Awards:                              Grant
                                     Number    All other                  Date
                                      of        Option                     Fair
                                     Shared     Awards:        Excerise   Value
                                       of      Number of        or Base    of
                                     Stock     Securities      Price of   Stock
                                      or       Underlying       Option     and
                         Grant       Units      Options        Awards     Option
Name                      Date        (#)         (#)            ($/Sh)   Awards
---------------------   ---------  ---------   ----------      --------   ------
Dr. Louis Centofanti    3/2/2006          --      100,000          1.86     .868
                          N/A

Steven Baughman         5/15/2006         --      100,000(2)       1.85     .877
                          N/A

Larry McNamara          3/2/2006          --      250,000          1.86     .868
                          N/A

Robert Schreiber, Jr    3/2/2006          --       25,000          1.86     .868

Richard T. Kelecy          --             --           --            --       --

David Hansen            3/2/2006          --        5,000(3)       1.86     .868

(1) The amounts shown in column titled "Target" reflects the minimum payment level under the Company's Executive Management Incentive Plan which is paid with the achievement of 80% to 100% of the target amount. The amount shown in column titled "Maximum" reflects the maximum payment level of 175% of the target amount. These amounts are based on the individual's current salary and position.

(2) Upon his employment with the Company, Mr. Baughman received options to purchase 100,000 shares of the Common Stock of the Company with a grant price equal to $1.85, which was the closing price of the Company's Common Stock on the NASDAQ Stock Exchange on the grant date.

(3) Name as Interim Chief Financial Officer from May 4 to May 15 by Board of Directors. Mr. Hansen resigned from the Company effective June 2, 2006 and remained as a part-time employee through August 31, 2006. The options granted were forfeited by Mr. Hansen upon his resignation.

During 2006, the named executive officers were granted the number of options noted in the above Grant of Plan-Based Award Table under the Company's 2004 Stock Option Plan. The March 2 and May 15 grants are each for a term of six years and vest over a three year period, at 33.3% increments per year, with exercise price of $1.860 and $1.850, respectively. We calculated a fair value of $0.868 and a fair value of $0.877 for each of the grants on the date of grant, respectively, using the Black-Scholes option pricing model.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR

The following table sets forth the fiscal year-end of unexercised options held by the named executive officers.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006
----------------------------------------------

                                                                                                               Equity      Equity
                                                                                                              Incentive   Incentive
                                                                                                                 Plan       Plan
                                                      Equity                                                   Awards:     Awards:
                                                     Incentive                                                Number of   Number of
                                                       Plan                                                   Unearned    Unearned
                                                      Awards:                         Number of   Market       Shares,     Shares,
                                                     Number of                        Shares or   Value of    Units or      Units
                        Number of     Number of      Securities                       Units of    Shares or    Other       or Other
                       underlying    underlying     Underlying                         Stock      Units of     Rights      Rights
                       Unexercised   Unexercised    Unexercised   Option                That     Stock That     That        That
                        Options       Options         Unearned   Exercise    Option   Have Not    Have Not    Have Not    Have Not
                          (#)          (#)(1)         Options     Price    Expiration   Vested     Vested      Vested      Vested
    Name               Exercisable  Unexercisable       (#)        ($)         Date      (#)        ($)         (#)         (#)
---------------------  -----------  -------------   -----------  --------  ---------- ---------  ----------  ----------  ----------
Dr. Louis Centofanti       100,000             --            --      2.25   10/1/2007        --          --          --          --
                           100,000             --            --      2.50   10/1/2007        --          --          --          --
                           100,000             --            --      3.00   10/1/2007        --          --          --          --
                            75,000             --            --      1.25   4/10/2010        --          --          --          --
                           100,000             --            --      1.75    4/3/2011        --          --          --          --
                           100,000             --            --      2.19   2/27/2013        --          --          --          --
                                --        100,000(2)         --      1.86    3/2/2012        --          --          --          --

Steven Baughman                 --        100,000(3)         --      1.85   5/15/2012        --          --          --          --

Larry McNamara              50,000             --            --      1.25   4/10/2010        --          --          --          --
                           120,000             --            --      1.75    4/3/2011        --          --          --          --
                           100,000             --            --      2.19   2/27/2013        --          --          --          --
                                --        250,000(2)         --      1.86    3/2/2012        --          --          --          --

Robert Schreiber, Jr.       15,000             --            --      1.25  10/14/2008        --          --          --          --
                            15,000             --            --      1.25   4/10/2010        --          --          --          --
                            50,000             --            --      1.75    4/3/2011        --          --          --          --
                            50,000             --            --      2.19   2/27/2013        --          --          --          --
                                --         25,000(2)         --      1.86    3/2/2012        --          --          --          --

(1) In the event of a change in control (as defined in the Plan) of the Company, each outstanding option and award shall immediately become exercisable in full notwithstanding the vesting or exercise provisions contained in the stock option agreement.

(2) Incentive stock option granted on March 2, 2006 under the Company's 2004 Stock Option Plan. The option is for a six year period and vests over a three year period, at 33.3% increments per year.

(3) Incentive stock option granted on May 15, 2006 under the Company's 2004 Stock Option Plan. The option is for a six year period and vests over a three year period, at 33.3% increments per year.

The following table sets forth the number of options exercised by the named executive officers in 2006:

OPTION EXERCISES AND STOCK VESTED TABLE
---------------------------------------

                                             Option Awards                                Stock Awards
                             -------------------------------------------   -------------------------------------------
                                Number of Shares      Value Realized On      Number of Shares      Value Realized  On
                             Acquired on Exercises        Exercise         Acquired on Vesting         Vesting
Name                                  (#)                  ($) (3)                 (#)                 ($) (#)
--------------------------   ---------------------   -------------------   --------------------   --------------------
Dr. Louis F. Centofanti                        --                     --                     --                     --

Steven Baughman                                --                     --                     --                     --

Larry Mcnamara                                 --                     --                     --                     --

Robert Schreiber, Jr                       80,000                 64,700                     --                     --

Richard T. Kelecy (1)                     250,000                160,303                     --                     --

David Hansen (2)                           40,000                 27,575                     --                     --

(1) Resigned as Chief Financial Officer, Vice President, and Secretary of the Board of Directors of the Company effective April 5, 2006. Mr. Kelecy continued as a part time employee until September 8, 2006, to assist the Company in its transition.

(2) Served as Interim Chief Financial Officer from May 4 to May 15, 2006. Mr. Hansen resigned from the Company effective June 2, 2006 and remained as a part time employee through August 31, 2006.

(3) Based on the difference between the closing price of our Common Stock reported on the National Association of Securities Dealers Automated Quotation (`NASDAQ") Capital Market on the exercise date and the exercise price of the option.

EMPLOYEE STOCK PURCHASE PLAN

Our 2003 Employee Stock Purchase Plan ("2003 Purchase Plan") was adopted to provide our eligible employees an opportunity to become stockholders and purchase our Common Stock through payroll deductions. The maximum number of shares issuable under the 2003 Purchase Plan was 1,500,000. The 2003 Purchase Plan authorized the purchase of shares two times per year, at an exercise price per share of 85% of the market price of our Common Stock on the offering date of the period or on the exercise date of the period, whichever is lower.

The first purchase period commenced July 1, 2004. The following table details the total employee stock purchase under the 2003 Purchase Plan.

                                                  Shares
       Purchase Period            Proceeds      Purchased
-----------------------------   ------------   ------------
July 1 - December 31, 2004      $     47,000         31,287
January 1 - June 30, 2005             51,000         33,970
July 1 - December 31, 2005            44,000         31,123
                                ------------   ------------
                                $    142,000         96,380
                                ============   ============

On May 15, 2006, the Board of Directors of the Company terminated the 2003 Purchase Plan due to lack of employee participation and the cost of managing the plan. Upon termination of the 2003 Purchase Plan, the balance, if any, then standing to the credit of each participant in the participant stock purchase stock purchase account was refunded to the participant.

COMPENSATION OF DIRECTORS

Directors who are employees receive no additional compensation for serving on the board of directors or its committees. In 2006, we provided the following annual compensation to directors who are not employees: (1) Each of our non-employee directors reelected was awarded options to purchase 12,000 shares of our Common Stock and our newly elected director was awarded options to purchase 30,000 shares of our Common Stock. The grant date fair value of each option award received by our non-employee directors was $1.742 per share, based on the date of grant, pursuant to SFAS 123R; (2) The number of shares of Common Stock awarded under the 2003 Outside Director Plan for director fees earned is based on 75% of the closing market price of our Common Stock as reported on NASDAQ as determined on the business day immediately preceding the date the quarterly director fees is due. The stock award is granted in lieu of cash compensation and is fully vested upon grant. The table below summarizes the director compensation expenses recognized by the Company for the director option and stock (resulting from fees earned) awards. The terms of the 2003 Outside Directors Plan are further described below under "2003 Outside Directors Plan".

DIRECTOR COMPENSATION TABLE
---------------------------

                                                                                   Change in
                                                                                 Pension Value
                                                                                     and
                                    Fees                          Non-Equity     Nonqualified
                                 Earned or                         Incentive       Deferred
                                    Paid      Stock     Option       Plan        Compensation     All Other
                                  In Cash     Awards    Awards    Compensation     Earnings      Compensation     Total
Name                                ($)      ($) (2)   ($) (3)        ($)             ($)             ($)          ($)
------------------------------   ---------   -------   -------   -------------   -------------   -------------   -------
Mark Zwecker                        10,332    25,583    20,904              --              --              --    56,819
Alfred C. Warrington,IV (1)             --    34,402        --              --              --              --    34,402
Jon Colin                               --    24,001    20,904              --              --              --    44,905
Jack Lahav                              --    24,001    20,904              --              --              --    44,905
Joe R. Reeder                           --    24,001    20,904              --              --              --    44,905
Charles E. Young                     1,575    21,902    20,904              --              --              --    44,381
Larry M. Shelton (1)                 2,705     6,700    52,260              --              --              --    61,665

(1) Mr. Alfred Warrington resigned as a member of the Board, effective July 27, 2006. Mr. Larry Shelton was subsequently elected as Board of Director on July 27, 2006

(2) The number of shares of Common Stock comprising stock awards granted under the 2003 Outside Directors Plan is calculated based on 75% of the closing market value of the Common Stock as reported on the NASDAQ on the business day immediately preceding the date that the quarterly fee is due.

(3) Option granted under the Company's 2003 Outside Director Plan resulting from reelection of Board of Directors on July 27, 2006. Options are for a 10 year period with exercise price of $2.15 per share and are fully vested in six months from grant date. Option Award is calculated based on the fair value of the option per share ($1.742) on the date of grant pursuant to SFAS 123R. In 2006, the option expense recognized for financial statement purposes totaled $133,000. The remaining $24,000 option expense will be recognized in January 2007, upon vesting of the stock option, pursuant to SFAS 123R. See "Note 2" of "Notes to Consolidated Financial Statements".

2003 OUTSIDE DIRECTORS PLAN

In 2006, we paid our outside directors fees of $1,500 for each month of service. We compensate our Audit Committee Chairman an additional $2,250 for each month of service as Chairman, as a result of the additional responsibilities placed on that position. Other than the additional fees for the Chairman of the Audit Committee, the outside directors do not receive additional compensation for committee participation or special assignment. As a member of the Board of Directors, each Director elects to receive either 65% or 100% of the director's fee in shares of our Common Stock based on 75% of the fair market value of the Common Stock determined on the business day immediately preceding the date that the quarterly fee is due. In 2006, the fees earned by our outside directors totaled $175,000. The balance of each director's fee, if any, is payable in cash. The aggregate amount of accrued directors' fees at December 31, 2006, to be paid during 2007 to the six outside directors (Colin, Lahav, Reeder, Shelton, Young and Zwecker) was $64,000. Reimbursements of expenses for attending meetings of the Board are paid in cash at the time of the applicable Board meeting. Although Dr. Centofanti is not compensated for his services provided as a director, Dr. Centofanti is compensated for his services rendered as an officer of the Company. See "EXECUTIVE COMPENSATION -- Summary Compensation Table."

We believe that it is important for our directors to have a personal interest in our success and growth and for their interests to be aligned with those of our stockholders. Therefore, under our 2003 Outside Directors Stock Plan ("2003 Directors Plan"), each outside director is granted a 10 year option to purchase up to 30,000 shares of Common Stock on the date such director is initially elected to the Board of Directors, and receives on each reelection date an option to purchase up to another 12,000 shares of Common Stock, with the exercise price being the fair market value of the Common Stock on the date that the option is granted. No option granted under the 2003 Directors Plan is exercisable until after the expiration of six months from the date the option is granted and no option shall be exercisable after the expiration of ten years from the date the option is granted. Options to purchase 324,000 shares of Common Stock were granted and are outstanding under the 2003 Directors Plan.

As of the date of this report, we have issued 299,485 shares of our Common Stock in payment of director fees under the 2003 Directors Plan, covering the period October 1, 2002, through December 31, 2006.

In the event of a change of control (as defined in our option plans) of the Company, each outstanding option and award granted under the plans shall immediately become exercisable in full notwithstanding the vesting or exercise provisions contained in the stock option agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2006, the Compensation and Stock Option Committee for our Board of Directors was composed of Jack Lahav, Jon Colin, Joe Reeder, and Dr. Charles E. Young. None of the members of the Compensation and Stock Option Committee has been an officer or employee of the Company or has had any relationship with the Company requiring disclosure under the SEC regulations.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below sets forth information as to the shares of voting securities beneficially owned as of March 9, 2007, by each person known by us to be the beneficial owners of more than 5% of any class of our voting securities.

                                                  AMOUNT AND    PERCENT
                                       TITLE      NATURE OF       OF
     NAME OF BENEFICIAL OWNER        OF CLASS     OWNERSHIP     CLASS (1)
----------------------------------   ---------   -----------   -----------
Rutabaga Capital Management (2)       Common       5,435,309         10.44%
Heartland Advisors, Inc. (3)          Common       3,269,545          6.28%

(1) In computing the number of shares and the percentage of outstanding Common Stock "beneficially owned" by a person, the calculations are based upon 52,063,744 shares of Common Stock issued and outstanding on March 9, 2007, plus the number of shares of Common Stock which such person has the right to acquire beneficial ownership of within 60 days. Beneficial ownership by our stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act.

(2) This beneficial ownership amount is according to the Schedule 13G/A, filed with the Securities and Exchange Commission ("SEC"), on January 22, 2007, which provides that Rutabaga Capital Management, an investment advisor, has sole voting power over 1,830,100 shares and shared voting power over 3,605,209 shares, and has sole dispositive power over all of these shares. The address of Rutabaga Capital Management is: 64 Broad Street, 3rd Floor, Boston, MA 02109.

(3) This beneficial ownership amount is according to the Schedule 13G, filed with the Securities and Exchange Commission ("SEC"), on February 12, 2007, which provides that Heartland Advisors, Inc. an investment advisor, does not have sole voting power over any share and shared voting power over 2,985,945 shares, and does not sole dispositive power over any share and dispositive power over 3,269,545 shares. The address of Heartland Advisors, Inc. is: 789 North Water Street, Milwaukee, WI 53202.

Capital Bank represented to us that:

          o Capital Bank holds of record as a nominee for, and as an agent of, certain accredited investors, 6,322,074 shares of our Common Stock.;

          o    All of the Capital Bank's investors are accredited investors;

          o None of Capital Bank's investors beneficially own more than 4.9% of our Common Stock and to its best knowledge, none of Capital Bank's investors act together as a group or otherwise act in concert for the purpose of voting on matters subject to the vote of our stockholders or for purpose of dispositive or investment of such stock;

          o Capital Bank's investors maintain full voting and dispositive power over the Common Stock beneficially owned by such investors; and

          o Capital Bank has neither voting nor investment power over the shares of Common Stock owned by Capital Bank, as agent for its investors.

          o Capital Bank believes that it is not required to file reports under Section 16(a) of the Exchange Act or to file either
               Schedule 13D or Schedule 13G in connection with the shares of our Common Stock registered in the name of Capital Bank.

          o Capital Bank is not the beneficial owner, as such term is defined in Rule 13d-3 of the Exchange Act, of the shares of Common Stock registered in Capital Bank's name because (a) Capital Bank holds the Common Stock as a nominee only and (b) Capital Bank has neither voting nor investment power over such shares.

Notwithstanding the previous paragraph, if Capital Bank's representations to us described above are incorrect or if Capital Bank's investors are acting as a group, then Capital Bank or a group of Capital Bank's investors could be a beneficial owner of more than 5% of our voting securities. If Capital Bank is deemed the beneficial owner of such shares, the following table sets forth information as to the shares of voting securities that Capital Bank may be considered to beneficially own on March 9, 2007.

           NAME OF                    TITLE      AMOUNT AND         PERCENT
        RECORD OWNER                OF CLASS     NATURE OF           OF (1)
---------------------------------   ---------   ------------      -----------
Capital Bank Grawe Gruppe (2)          Common      6,322,074(2)         12.14%

(1) This calculation is based upon 52,063,744 shares of Common Stock issued and outstanding on March 9, 2007 plus the number of shares of Common Stock which Capital Bank, as agent for certain accredited investors has the right to acquire within 60 days.

(2) This amount is the number of shares that Capital Bank has represented to us that it holds of record as nominee for, and as an agent of, certain of its accredited investors. As of the date of this report, Capital Bank has no warrants or options to acquire, as agent for certain investors, additional shares of our Common Stocks. Although Capital Bank is the record holder of the shares of Common Stock described in this note, Capital Bank has advised us that it does not believe it is a beneficial owner of the Common Stock or that it is required to file reports under Section 16(a) or Section 13(d) of the Exchange Act. Because Capital Bank (a) has advised us that it holds the Common Stock as a nominee only and that it does not exercise voting or investment power over the Common Stock held in its name and that no one investor of Capital Bank for which it holds our Common Stock holds more than 4.9% of our issued and outstanding Common Stock and (b) has not nominated, and has not sought to nominate, and does not intend to nominate in the future, any person to serve as a member of our Board of Directors, we do not believe that Capital Bank is our affiliate. Capital Bank's address is Burgring 16, A-8010 Graz, Austria.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information as to the shares of voting securities beneficially owned as of March 9, 2007, by each of our Directors and named executive officers and by all of our directors and executive officers as a group. Beneficial ownership has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act. A person is deemed to be a beneficial owner of any voting securities for which that person has the right to acquire beneficial ownership within 60 days.

                                                             NUMBER OF SHARES       PERCENTAGE OF
NAME OF BENEFICIAL OWNER                                      OF COMMON STOCK      COMMON STOCK (1)
----------------------------------------------------------   ----------------      ----------------
Dr. Louis F. Centofanti (2)(3)                                      1,450,267(3)               2.75%
Jon Colin (2)(4)                                                      146,142(4)                  *
Jack Lahav (2)(5)                                                     704,250(5)               1.35%
Joe Reeder (2)(6)                                                     302,448(6)                  *
Dr. Charles E. Young (2)(7)                                            88,685(7)                  *
Mark A. Zwecker (2)(8)                                                319,619(8)                  *
Larry M. Shelton (2)(9)                                                30,000(9)                  *
Richard T. Kelecy (2)(10)                                              51,947(10)                 *
Larry McNamara (2)(11)                                                353,333(11)                 *
Robert Schreiber, Jr. (2)(12)                                         227,702(12)                 *
Steven Baughman (2)(13)                                               300,009(13)                 *
Directors and Executive Officers as a Group (10 persons)            3,922,455(14)              7.33%

*Indicates beneficial ownership of less than one percent (1%).

(1) See footnote (1) of the table under "Security Ownership of Certain Beneficial Owners".

(2) The business address of such person, for the purposes hereof, is c/o Perma-Fix Environmental Services, Inc., 8302 Dunwoody Place, Suite 250, Atlanta, Georgia 30350.

(3)   These shares include (i) 537,934 shares held of record by Dr. Centofanti;
      (ii) options to purchase 308,333 shares which are immediately exercisable;
      (iii) options to purchase 300,000 shares granted pursuant to Dr. Centofanti's prior employment agreement, which are immediately exercisable; and (iv) 304,000 shares held by Dr. Centofanti's wife. Dr. Centofanti has sole voting and investment power of these shares, except for the shares held by Dr. Centofanti's wife, over which Dr. Centofanti shares voting and investment power.

(4) Mr. Colin has sole voting and investment power over these shares which include: (i) 68,142 shares held of record by Mr. Colin, and (ii) options to purchase 78,000 shares of Common Stock, which are immediately exercisable.

(5) Mr. Lahav has sole voting and investment power over these shares which include: (i) 636,250 shares of Common Stock held of record by Mr. Lahav;
      (ii) options to purchase 68,000 shares, which are immediately exercisable.

(6) Mr. Reeder has sole voting and investment power over these shares which include: (i) 239,448 shares of Common Stock held of record by Mr. Reeder, and (ii) options to purchase 63,000 shares, which are immediately exercisable.

(7) Dr. Young has sole voting and investment power over these shares which include: (i) 22,685 shares held of record by Dr. Young; and (ii) options to purchase 66,000 shares, which are immediately exercisable.

(8) Mr. Zwecker has sole voting and investment power over these shares which include: (i) 241,619 shares of Common Stock held of record by Mr. Zwecker; and (ii) options to purchase 78,000 shares, which are immediately exercisable.

(9) Mr. Shelton has sole voting and investment power over these shares which include: options to purchase 30,000 shares, which are immediately exercisable.

(10) Mr. Kelecy has sole voting and investment power over 51,947 shares of Common Stock held of record by Mr. Kelecy.

(11) Mr. McNamara has sole voting and investment power over these shares which include: options to purchase 353,333 shares, which are immediately exercisable.

(12) Mr. Schreiber has joint voting and investment power, with his spouse, over 89,369 shares of Common Stock beneficially held and sole voting and investment power over options to purchase 138,333 shares, which are immediately exercisable.

(13) Mr. Baughman has sole voting and investment power over 300,009 shares of Common Stock held of record by Mr. Baughman.

(14) Shares do not reflect shares held of record by Mr. Kelecy as Mr. Kelecy resigned as Chief Financial Officer, Vice President, and Secretary of the Board of Director effective April 5, 2006. Mr. Kelecy continued as a part time employee, to assist the Company in its transition until September 8, 2006.

EQUITY COMPENSATION PLANS

The following table sets forth information as of December 31, 2006, with respect to our equity compensation plans.

                                                               Equity Compensation Plan
                                      -----------------------------------------------------------------------------
                                                                                             Number of securities
                                                                                           remaining available for
                                                                    Weighted average          future issuance under
                                      Number of securities to      exercise price of          equity compensation
                                      be issued upon exercise         outstanding              plans (excluding
                                      of outstanding options       options, warrants        securities reflected in
                                       warrants and rights             and rights                column (a)
          Plan Category                        (a)                        (b)                      (c)
----------------------------------   ------------------------   ------------------------   ------------------------
Equity compensation plans
   Approved by stockholders                         2,816,750   $                   1.86                  1,348,515
Equity compensation plans not
   Approved by stockholders (1)                       300,000                       2.58                         --
                                     ------------------------   ------------------------   ------------------------
Total                                               3,116,750   $                   1.93                  1,348,515

(1) These shares are issuable pursuant to options granted to Dr. Centofanti under his prior employment agreement. The options expire in October 2007.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

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

MILL CREEK ENVIRONMENTAL SERVICES, INC.

We utilize the remediation and analytical services of Mill Creek Environmental Services, Inc., which is owned principally by the son and daughter-in-law of our CEO, Dr. Louis Centofanti. Mill Creek has provided assistance in developing remediation plans, completing a permit renewal and modification application, and groundwater investigations at one of our remediation sites. The majority of these services we are unable to perform ourselves. Our purchases from or services provided to us by Mill Creek during 2006, 2005 and 2004 totaled $1,700, $230,000, and $118,000 respectively. We believe that the rates we receive are competitive and comparable to rates we would receive from unaffiliated third party vendors.

CAPITAL BANK GRAWE GRUPPE

As of March 9, 2007, Capital Bank represents to us that it owns of record, as agent for certain accredited investors, 6,322,074 shares of Common Stock representing 12.14% of our issued and outstanding Common Stock. During 2006, Capital Bank exercised the right to acquire 2,548,084 shares of our Common Stock, as agent for its investors. The aggregate proceeds paid to the Company was $4,459,147, or $1.75 per share.

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

Because Capital Bank (a) has advised us that it holds the Common Stock as a nominee only and that it does not exercise voting or investment power over the Common Stock held in its name and that no one investor of Capital Bank for which it holds our Common Stock holds more than 4.9% of our issued and outstanding Common Stock and (b) has not nominated, and has not sought to nominate, and does not intend to nominate in the future, any person to serve as a member of our Board of Directors, we do not believe that Capital Bank is our affiliate.

DIRECTOR INDEPENDENCE

See "Item 10 of Part III - Director, Executive Officers and Corporate Governance" regarding the independence of our Directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees and expenses billed by BDO Seidman, LLP ("BDO") for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2006 and 2005, for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for those fiscal years, and for review of documents filed with the Securities and Exchange Commission for those fiscal years were approximately $478,000 and $447,000, respectively. Audit fees for 2006 and 2005 include approximately $195,000 and $201,000, respectively, in fees to provide internal control audit services to the Company. Approximately 8% and 46% of the total hours spent on audit services for the Company for the years ended December 31, 2006 and 2005, respectively, were spent by Cross, Fernandez and Riley, LLP ("CFR"), members of the BDO alliance network of firms. Such members are not full time, permanent employees of BDO. In addition, approximately 7% of the total hours spent on audit services for the Company for the year ended December 31, 2006, were spent by McLeod and Company, members of the BDO alliance of network of firms. Such members are not full time, permanent employees of BDO.

AUDIT-RELATED FEES

BDO was not engaged to provide audit related services to the Company for the fiscal years ended December 31, 2006 and 2005.

CFR audited the Company's 401(k) Plan during 2006 and 2005, and billed $11,000 and $8,000, respectively.

TAX SERVICES

BDO was not engaged to provide tax services to the Company for the fiscal years ended December 31, 2006 and 2005.

The aggregate fees billed by CFR for tax compliance services for 2006 and 2005 were approximately $34,000 and $39,000, respectively. CFR was engaged to provide consulting on corporate tax issues for the fiscal year ended December 31, 2006. The aggregate fees billed by CFR for the period was approximately $4,300. CFR was not engaged to provide any other tax services to the Company for the fiscal year ended December 31, 2005.

ALL OTHER FEES

BDO was engaged to provide services related to our proposed acquisition of Nuvotec USA, Inc. and its who1ly owned subsidiary, Pacific EcoSolutions, Inc. ("PEcoS") for the fiscal year ended December 31, 2006. The aggregate fees billed by BDO for the period was $4,300. BDO was not engaged to provide any other services to the Company for the fiscal year ended December 31, 2005.


The Audit Committee of the Company's Board of Directors has considered whether BDO's provision of the services described above for the fiscal years ended December 31, 2006 and 2005, is compatible with maintaining its independence. The Audit Committee also considered services performed by CFR to determine that it is compatible with maintaining independence.

Engagement of the Independent Auditor

The Audit Committee is responsible for approving all engagements with BDO and any members of the BDO alliance network of firms to perform audit or non-audit services for us, prior to engaging these firms to provide those services. All of the services under the headings Audit Related Fees, Tax Services, and All Other Fees were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X of the Exchange Act. The Audit Committee's pre-approval policy provides as follows:

     o The Audit Committee will review and pre-approve on an annual basis any known audit, audit-related, tax and all other services, along with acceptable cost levels, to be performed by BDO and any members of the BDO alliance network of firms. The Audit Committee may revise the pre-approved services during the period based on subsequent determinations. Pre-approved services typically include: statutory audits, quarterly reviews, regulatory filing requirements, consultation on new accounting and disclosure standards, employee benefit plan audits, reviews and reporting on management's internal controls and specified tax matters.

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


Perma-Fix Environmental Services, Inc.


By   /s/ Dr. Louis F. Centofanti                 Date March 29, 2007
     ---------------------------------
     Dr. Louis F. Centofanti
     Chairman of the Board
     Chief Executive Officer


By   /s/ Steven T. Baughman                      Date March 29, 2007
     ---------------------------------
     Steven  T. Baughman
     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.


By   /s/ Dr. Louis F. Centofanti                 Date March 29, 2007
     ---------------------------------
     Dr. Louis F. Centofanti, Director


By   /s/ Jon Colin                               Date March 29, 2007
     ---------------------------------
     Jon Colin, Director


By   /s/ Jack Lahav                              Date March 29, 2007
     ---------------------------------
     Jack Lahav, Director


By   /s/ Joe R. Reeder                           Date March 29, 2007
     ---------------------------------
     Joe R. Reeder, Director


By   /s/ Larry M. Shelton                        Date March 29, 2007
     ---------------------------------
     Larry M. Shelton, Director


By   /s/ Charles E. Young                        Date March 29, 2007
     ---------------------------------
     Charles E. Young, Director


By   /s/ Mark A. Zwecker                         Date March 29, 2007
     ---------------------------------
     Mark A. Zwecker, Director

                                   SCHEDULE II

                     PERMA-FIX ENVIRONMENTAL SERVICES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 2006, 2005, and 2004
                             (Dollars in thousands)

                                                           Additions
                                                          Charged to
                                            Balance at      Costs,                       Balance
                                            Beginning      Expenses                      at End
Description                                  of Year       and Other     Deductions      of Year
---------------------------------------   ------------   ------------   ------------   ------------
Year ended December 31, 2006:
      Allowance for doubtful accounts -
           continuing operations          $        512   $         81   $        178   $        415
      Allowance for doubtful accounts -
           discontinued operations                  90            (17)            73             --

Year ended December 31, 2005:
      Allowance for doubtful accounts -
           continuing operations          $        560   $        185   $        233   $        512
      Allowance for doubtful accounts -
           discontinued operations                 135            (37)             8             90

Year ended December 31, 2004:
      Allowance for doubtful accounts -
           continuing operations          $        661   $        241   $        342   $        560
      Allowance for doubtful accounts -
           discontinued operations                  42            108             15            135

                                  EXHIBIT INDEX


  EXHIBIT NO.                             DESCRIPTION
--------------  ----------------------------------------------------------------
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

    10.16 Warrant to Purchase Common Stock, dated July 30, 2001, granted by the Registrant to David Avital for the purchase of up to 143,000 shares of the Registrant's Common Stock at an exercise price of $1.75 per share, incorporated by reference from Exhibit
                10.21 to the Company's Registration Statement, No. 333-70676. Substantially similar Warrants for the purchase of an aggregate 4,249,022 were issued to Capital Bank (837,451 shares), CICI 1999 Qualified Annuity Trust (85,715 shares), Gerald D. Cramer (85,715 shares), CRM 1999 Enterprise Fund 3 (200,000 shares), Craig S. Eckenthal (57,143 shares), Danny Ellis Living Trust (250,000 shares), Europa International, Inc. (571,428 shares), Harvey Gelfenbein (28,571 shares), A. C. Israel Enterprises (285,715 shares), Kuekenhof Partners, L.P. (40,000), Kuekenhof Equity Fund, L.P. (60,000 shares), Jack Lahav (571,429 shares), Joseph LaMotta (28,571 shares), Jay B. Langner (28,571 shares), The F. M. Grandchildren Trust (42,857 shares), Peter Melhado (115,000 shares), Pamela Equities Corp. (42,857 shares), Josef Paradis (143,000 shares), Readington Associates (57,143 shares), Dr. Ralph Richart (225,000 shares), Edward J. Rosenthal Profit Sharing Plan (28,571 shares), Yariv Sapir IRA (85,714 shares), and Bruce Wrobel (150,000 shares), respectively. Copies will be provided to the Commission upon request.
    10.17 Common Stock Purchase Warrant, dated July 30, 2001, granted by the Registrant to Ryan, Beck & Co. for the purchase of 20,000 shares of the Registrant's Common Stock at an exercise price of $1.75 per share, incorporated by reference from Exhibit 10.22 to the Company's Registration Statement, No. 333-70676. Substantially similar Warrants, dated July 30, 2001, for the purchase of an aggregate 48,000 shares of the Registrant's Common Stock at an exercise price of $1.75 per share were issued to Ryan, Beck & Co., LLC (14,000 shares), and Larkspur Capital Corporation (34,000 shares). Copies will be provided to the Commission upon request.
    10.18 Common Stock Purchase Warrant, dated July 31, 2001, granted by the Registrant to Associated Mezzanine Investors-PESI (I), L.P. for the purchase of up to 712,073 shares of the Registrant's Common Stock at an exercise price of $1.50 per share, incorporated by reference from Exhibit 10.23 to the Company's Registration Statement, No. 333-70676. A substantially similar Warrant was issued to Bridge East Capital L.P. for the right to purchase of up to 569,658 shares of the Registrant's Common Stock, and a copy will be provided to the Commission upon request.
    10.19 2003 Outside Directors' Stock Plan of the Company as incorporated by reference from Exhibit B to the Company's 2003 Proxy Statement.
    10.20 2003 Employee Stock Purchase Plan of the Company as incorporated by reference from Exhibit C to the Company's 2003 Proxy Statement.
    10.21 2004 Stock Option Plan of the Company as incorporated by reference from Exhibit B to the Company's 2004 Proxy Statement.
    10.22 Common Stock Purchase Warrant, dated March 16, 2004, granted by the Company to R. Keith Fetter, is incorporated by reference from Exhibit 10.3 of our Form S-3 Registration Statement dated April 30, 2004. Substantially similar warrants were granted to Joe Dilustro and Chet Dubov, each for the purchase of 30,000 shares of the Company's common stock. Copies will be provided to the Commission upon request.
    10.23 Basic agreement between East Tennessee Materials and Energy Corporation and Bechtel Jacobs Company, LLC No. BA-99446F, dated September 20, 2005, as incorporated by reference from Exhibit
                10.1 to our Form 10-Q for the quarter ended September 30, 2005. Attachments to this extended agreement will be provided to the Commission upon request.
    10.24 Basic agreement between East Tennessee Materials and Energy Corporation and Bechtel Jacobs Company, LLC No. BA-99447F, dated September 20, 2005, as incorporated by reference from Exhibit
                10.2 to our Form 10-Q for the quarter ended September 30, 2005. Attachments to this extended agreement will be provided to the Commission upon request.
    10.25 2006 Executive Management Incentive Plan for Chairman, Chief Executive Officer and President, effective January 1, 2006.
    10.26 2006 Executive Management Incentive Plan for Chief Operating Officer, effective January 1, 2006.
    10.27 2006 Executive Management Incentive Plan for Vice President, Chief Financial Officer, effective May 15, 2006.

    21.1        List of Subsidiaries
    23.1        Consent of BDO Seidman, LLP
    31.1 Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
    31.2 Certification by Steven T. Baughman, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
    32.1 Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
    32.2 Certification by Steven T. Baughman, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.