Form 10-Q
period 2007-03-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2007-05-10
CIK 891532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File No. 111596

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1954497 (IRS Employer Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA (Address of principal executive offices)	30350 (Zip Code)

(770) 587-9898 (Registrant's telephone number)

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
Yes ☒           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐         Accelerated Filer ☒         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

Class Common Stock, $.001 Par Value	Outstanding at May 8, 2007 52,071,244 shares of registrant’s Common Stock

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

-i-

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except for Share Amounts)	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash	$982	$1,863
Restricted cash	65	65
Accounts receivable, net of allowance for doubtful
accounts of $385 and $415, respectively	16,333	15,256
Unbilled receivables - current	11,578	12,861
Inventories	1,067	847
Prepaid expenses	2,686	3,039
Other receivables	78	1,622
Current assets of discontinued operations	21	22
Total current assets	32,810	35,575

Property and equipment:
Buildings and land	20,614	20,965
Equipment	31,436	31,414
Vehicles	4,780	4,616
Leasehold improvements	11,474	11,469
Office furniture and equipment	2,513	2,502
Construction-in-progress	6,470	4,896
	77,287	75,862
Less accumulated depreciation and amortization	(30,666)	(29,942)
Net property and equipment	46,621	45,920

Property and equipment of discontinued operations	706	706

Intangibles and other assets:
Permits	13,444	13,395
Goodwill	1,330	1,330
Unbilled receivable – non-current	3,821	2,600
Finite Risk Sinking Fund	5,566	4,518
Other assets	1,825	1,953
Total assets	$106,123	$105,997

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

(Amounts in Thousands, Except for Share Amounts)	March 31, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,995	$3,922
Current environmental accrual	927	871
Accrued expenses	11,044	11,287
Unearned revenue	3,637	3,575
Current liabilities of discontinued operations	726	707
Current portion of long-term debt	2,421	2,403
Total current liabilities	23,750	22,765

Environmental accruals	1,686	1,754
Accrued closure costs	5,432	5,393
Other long-term liabilities	3,130	3,019
Long-term liabilities of discontinued operations	1,362	1,402
Long-term debt, less current portion	5,948	5,926
Total long-term liabilities	17,558	17,494

Total liabilities	41,308	40,259

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation
value $1.00 per share	1,285	1,285

Stockholders' equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized,
no shares issued and outstanding, respectively	¾	¾
Common Stock, $.001 par value; 75,000,000 shares authorized,
52,071,244 and 52,053,744 shares issued, including 0 share held
and 988,000 shares of treasury stock retired in 2006, respectively	52	52
Additional paid-in capital	93,128	92,980
Stock subscription receivable	(66)	(79)
Accumulated deficit	(29,584)	(28,500)
Total stockholders' equity	63,530	64,453
Total liabilities and stockholders' equity	$106,123	$105,997

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands, Except for Per Share Amounts)	2007	2006

Net revenues	$20,155	$21,118
Cost of goods sold	14,265	14,288
Gross profit	5,890	6,830

Selling, general and administrative expenses	6,543	5,241
Loss (gain) on disposal of property and equipment	(20)	3
Income (loss) from operations	(633)	1,586

Other income (expense):
Interest income	88	33
Interest expense	(225)	(357)
Interest expense-financing fees	(48)	(49)
Other	(14)	(13)
Income (loss) from continuing operations before taxes	(832)	1,200
Income tax expense	126	72
Income (loss) from continuing operations	(958)	1,128

Loss from discontinued operations, net of taxes	(126)	(450)
Net income (loss)	(1,084)	678

Preferred Stock dividends	¾	¾
Net income (loss) applicable to Common Stock	$(1,084)	$678

Net income (loss) per common share – basic
Continuing operations	$(.02)	$.03
Discontinued operations	¾	(.01)
Net income (loss) per common share	$(.02)	$.02

Net income (loss) per common share – diluted
Continuing operations	$(.02)	$.03
Discontinued operations	¾	(.01)
Net income (loss) per common share	$(.02)	$.02

Number of shares used in computing net income (loss) per share:
Basic	52,063	44,831
Diluted	52,063	45,349

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2007	2006
Cash flows from operating activities:
Net Income (loss)	$(1,084)	$678
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation and amortization	1,217	1,194
Provision (credit) for bad debt and other reserves	42	(41)
(Gain) loss on disposal of property and equipment	(20)	3
Issuance of Common Stock for services	12	10
Share based compensation	111	29
Discontinued operations	(20)	(291)
Changes in operating assets and liabilities of continuing operatons:
Accounts receivable	(1,120)	3,099
Unbilled receivables	62	(2,026)
Prepaid expenses, inventories and other assets	1,932	1,325
Accounts payable, accrued expenses, and unearned revenue	853	(3,644)
Net cash provided by operations	1,985	336

Cash flows from investing activities:
Purchases of property and equipment, net	(1,496)	(496)
Proceeds from sale of plant, property and equipment	28	1
Change in restricted cash, net	¾	9
Change in finite risk sinking fund	(1,048)	(1,022)
Discontinued operations	¾	104
Net cash used in investing activities	(2,516)	(1,404)

Cash flows from financing activities:
Net borrowings of revolving credit	¾	1,573
Principal repayments of long-term debt	(388)	(531)
Proceeds from issuance of stock	25	¾
Repayment of stock subscription receivable	13	¾
Net cash provided by (used in) financing activities	(350)	1,042
Decrease in cash	(881)	(26)
Cash at beginning of period	1,863	94
Cash at end of period	$982	$68

Supplemental disclosure:
Interest paid	$191	$244
Non-cash investing and financing activities:
Long-term debt incurred for purchase of property and equipment	428	¾

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited, for the three months ended March 31, 2007)

(Amounts in thousands,	Common Stock		Additional Paid-In	Loan for	Accumulated	Total Stockholders'
except for share amounts)	Shares	Amount	Capital	Equity	Deficit	Equity
Balance at December 31, 2006	52,053,744	$52	$92,980	$(79)	$(28,500)	$64,453

Net loss	¾	¾	¾	¾	(1,084)	(1,084)
Issuance of Common Stock for
cash and services	¾	¾	12	¾	¾	12
Issuance of Common Stock upon
exercise of Warrants & Options	17,500	¾	25	¾	¾	25
Share based compensation	¾	¾	111	¾	¾	111
Repayment of stock subscription receivable	¾	¾	¾	13	¾	13
Balance at March 31, 2007	52,071,244	$52	$93,128	$(66)	$(29,584)	$63,530

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007
(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

1.	Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

The results of operations for the three months ended March 31, 2007, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2007.

2.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect, if any, the adoption of SFAS 157 will have on our financial condition, results of operations and cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November, 15, 2007. We are currently evaluating the effect, if any, the adoption of SFAS 159 will have on our financial condition, results of operations and cash flow.

Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation.

3.	Stock Based Compensation

On January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised) ("SFAS 123R"), Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, superseding APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes accounting standards for entity exchanges of equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS 123R.

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

As of March 31, 2007, we had 2,610,250 employee stock options outstanding, which included 1,677,250 that were outstanding and fully vested at December 31, 2005, 833,000 employee stock options approved and granted on March 2, 2006, of which 277,667 became vested on March 2, 2007, and 100,000 employee stock options approved and granted on May 15, 2006. The weighted average exercise price of the 1,954,917 outstanding and fully vested employee stock options is $1.95 with a weighted contractual life of 4.13 years. The employee stock options outstanding at December 31, 2005 are ten year options, issuable at exercise prices from $1.25 to $3.00 per share, and expiration dates from April 8, 2007 to October 28, 2014. The employee stock option grants in March and May 2006 are six year options with a three year vesting period, with exercise prices from $1.85 to $1.86 per share. Additionally, we also have 489,000 outstanding and fully vested director stock options, of which 90,000 became fully vested in January 2007, with exercise price ranging from $1.2188 to $2.98 per share and expiration dates from December 8, 2007 to July 27, 2016. The 90,000 director stock options were granted on July 27, 2006, resulting from the reelection of our Board of Directors. The weighted average exercise price of the 489,000 outstanding and fully vested director stock option is $1.97 with a weighted contractual life of 6.42 years. We have not granted any employee or director stock options for the three months ended March 31, 2007.

We recognized share based compensation expense of approximately $87,000 for the three months ended March 31, 2007, for the employee stock options grants of March 2, 2006 and May 15, 2006, as compared to approximately $18,000 for the period ended March 31, 2006. For the stock option grants on March 2, 2006 and May 15, 2006, we have estimated compensation expense based on the fair value at grant date using the Black-Scholes valuation model, and have recognized compensation expense using a straight-line amortization method over the three year vesting period. As SFAS 123R requires that stock-based compensation expense be based on options that are ultimately expected to vest, approximately $30,000 of the $87,000 share based compensation expense recognized above for the three months ended March 31, 2007 was the result of the difference between our estimated forfeiture rate of 5.7% and the actual forfeiture rate of 1.7% for the first year vesting of our March 2, 2006 employee option grant. When estimating forfeitures, we consider trends of actual option forfeitures. The forfeiture rates are evaluated, and revised as necessary. We also recognized the remaining share based compensation expense of approximately $24,000 for the three months ended March 31, 2007 for the 90,000 director option grant made on July 27, 2006, which became vested in January 2007. Pursuant to the adoption of SFAS 123R, during the three month period ended March 31, 2006, we recorded share based compensation expense for the director stock options granted prior to, but not yet vested as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes. As such, we recorded approximately $11,000 in share compensation expense for the period ended March 31, 2006. We have approximately $569,000 of total unrecognized compensation cost related to unvested options as of March 31, 2007, of which approximately $164,000 will be recognized in remaining 2007, $219,000 will be recognized in 2008, and the remaining $186,000 in 2009.

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

Our computation of expected volatility is based on historical volatility from our traded common stock. Due to our change in the contractual term and vesting period, we utilized the simplified method, defined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, to calculate the expected term for our 2006 grants. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

4.	Earnings (Loss) Per Share

Basic EPS is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS includes the dilutive effect of potential common shares. Diluted loss per share for the three months ended March 31, 2007, do not include potential common shares as their effect would be antidilutive.

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
(Amounts in Thousands, Except for Per Share Amounts)	2007		2006
Earnings (loss) per share from continuing operations
Income(loss) from continuing operations		$(958)	1,128
Preferred stock dividends		¾	¾
Income (loss) from continuing operations applicable to Common Stock		(958)	1,128
Effect of dilutive securities:
Preferred Stock dividends		¾	¾
Income (loss) – diluted		$(958)	$1,128
Basic income (loss) per share		$(.02)	$.03
Diluted income (loss) per share		$(.02)	$.03

Earnings (loss) per share from discontinued operations
Loss – basic and diluted		$(126)	$(450)
Basic loss per share	$	¾	$(.01)
Diluted loss per share	$	¾	$(.01)

Weighted average common shares outstanding – basic		52,063	44,831
Potential shares exercisable under stock option plans		¾	211
Potential shares upon exercise of Warrants		¾	307
Weighted average shares outstanding – diluted		52,063	45,349

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options		270	2,258
Upon exercise of Warrants		¾	1,776

5.	Long Term Debt

Long-term debt consists of the following at March 31, 2007 and December 31, 2006:

(Amounts in Thousands)	March 31, 2007	December 31, 2006
	(Unaudited)
Revolving Credit facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at prime rate plus ½%
(8.75% at March 31, 2007), balance due in May 2008.	$ ¾	$	¾
Term Loan dated December 22, 2000, payable in equal monthly
installments of principal of $83, balance due in May 2008, variable
interest paid monthly at prime rate plus 1% (9.25% at March 31, 2007).	5,250		5,500
Promissory Note dated June 25, 2001, payable in semiannual installments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable law rate determined under the IRS
Code Section (10.0% on March 31, 2007) and is payable in one lump
sum at the end of installment period.	1,434		1,434
Installment Agreement dated June 25, 2001, payable in semiannual IRS installments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable law rate determined under the
Code Section (10.0% on March 31, 2007) and is payable in one
lump sum at the end of installment period.	353		353
Various capital lease and promissory note obligations, payable 2007 to
2012, interest at rates ranging from 5.0% to 15.7%.	1,332		1,042
	8,369		8,329
Less current portion of long-term debt	2,421		2,403
	$5,948		$5,926

Revolving Credit and Term Loan Agreement
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank, as amended. The Agreement provides for a term loan ("Term Loan") in the amount of $7,000,000, which requires monthly installments of $83,000 with the remaining unpaid principal balance due on May 31, 2008. The Agreement also provides for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary. As of March 31, 2007, the excess availability under our Revolving Credit was $11,395,000 based on our eligible receivables.

Pursuant to the Agreement, as amended, the Term Loan bears interest at a floating rate equal to the prime rate plus 1%, and the Revolving Credit at a floating rate equal to the prime rate plus ½%. The Agreement was subject to a prepayment fee of 1% until March 25, 2006, and ½% until March 25, 2007 had we elected to terminate the Agreement with PNC.

Promissory Note
In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation ("PDC"), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2007 will be approximately $400,000 semiannually. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended (10% on March 31, 2007) and payable in one lump sum at the end of the loan period. On March 31, 2007, the outstanding balance was $3,268,000 including accrued interest of approximately $1,834,000. Pursuant to the agreement the accrued interest is to be paid at the end of the term, and as such, is recorded as a long-term liability. PDC has directed M&EC to make all payments under the promissory note directly to the Internal Revenue Service ("IRS") to be applied to PDC's obligations under its installment agreement with the IRS.

Installment Agreement
Additionally, M&EC entered into an installment agreement with the IRS for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2007 will be approximately $100,000 semiannually. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On March 31, 2007, the rate was 10%. On March 31, 2007, the outstanding balance was $796,000 including accrued interest of approximately $443,000. The interest expense is recorded as a long-term liability, pursuant to the terms of the agreement.

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

Legal
In the normal course of conducting our business, we are involved in various litigations. There has been no material change in legal proceedings from those disclosed previously in the Company's Form 10-K for the year ended December 31, 2006 other than the following material developments:

In December 2004, our Dayton, Ohio subsidiary, Perma-Fix of Dayton, Inc. (PFD) was sued under the citizen’s suit provisions of the Clean Air Act in the United States District Court for the Southern District of Ohio, Western District, styled Barbara Fisher v. Perma-Fix of Dayton, Inc. The suit alleges violation by PFD of a number of state and federal clean air statutes in connection with the operation of PFD’s facility, primarily due to PFD’s operating its facility without a Title V air permit. The complaint further alleges that PFD failed to install appropriate air pollution control equipment, conduct appropriate recordkeeping, properly monitor and report, and further alleges that air emissions from PFD’s facility injured persons, endangered the health of the public and constituted a nuisance in violation of Ohio law. The action seeks remediation, injunctive relief, imposition of civil penalties, attorney fees, and costs and other forms of relief. On or about May 19, 2006, the U.S. Department of Justice (“DOJ”), on behalf of the EPA, intervened in the case seeking injunctive relief and civil penalties against PFD for alleged violations which parallel certain claims asserted in the citizen’s suit, including claims PFD’s failure to have obtained, and to have operated its facility without, a Title V air permit, failure to install appropriate air pollution control equipment and conduct appropriate recordkeeping, monitoring and reporting was in violation of the Clean Air Act and applicable regulations. The federal complaint also alleges that PFD failed to respond to a formal request for information from the EPA in a timely manner and request civil penalties.

On April 25, 2007, PFD reached an agreement in principle (“AIP”) with DOJ/USEPA representatives to settle all of the United States’ claims. In addition to taking specific actions to address relevant air pollution control regulations and permit requirements, the AIP states that PFD will pay a civil penalty of $800,000. However, at this time, PFD expects the $800,000 will consist of as many as three components: 1) cash payment to the appropriate regulatory authority; 2) supplemental environmental project(s) consisting of cash equivalent investment(s) in PFD’s facility and/or the local community; and 3) supplemental environmental project(s) consisting of one or more capital projects. The process for formalizing the details of a settlement agreement (consent decree) and meeting the DOJ/EPA official approval requirements (including public notice and comment) is expected to take between 90 and 120 days. Cost estimates associated with taking action to address air pollution control regulations and permit requirements are dependent upon the definitization of the consent decree. If agreement on all terms and format of such a final consent decree is not reached, then the AIP will be null and void and no party may seek to enforce it. The AIP does not address the citizen’s suit portion of the lawsuit, and, as a result, we expect the citizen’s suit to continue after finalization of the settlement with the federal government. PFD continues to mount a vigorous defense against, and seek an acceptable resolution of, the claims and requests for relief brought by the citizen’s group.

As of March 31, 2007, we have incurred approximately $2.7 million in costs in vigorously defending against the lawsuits above, of which approximately $1.2 million was incurred in the first quarter of 2007. On April 12, 2007, we were notified by our insurer, American International Group (“AIG”), that it has withdrawn its prior denial of coverage and has agreed to defend and indemnify us (PFD) in the above disclosed lawsuit, subject to insurer’s reservation of rights as discussed below.

Although our insurer has agreed to reimburse us for reasonable defense costs incurred in connection with the litigation prior to the insurer’s assumption of the defense, the insurer’s agreement to defend and indemnify PFD is subject to the insurer’s reservation of its rights to deny indemnity pursuant to various policy provisions and exclusions of the policy, including, without limitation, payment of any civil penalties and fines, as well as the insurer’s right to recoup any defense cost it has advanced in the event that it is determined that the policy provides no coverage. At this time, the amount of the reimbursement from our insurer of the amount of legal and out of pocket defense costs that we have incurred to date has not been determined. As such, we have not recorded any of the reimbursement.

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

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that in the event of closure our permitted facilities will be closed in accordance with the regulations. The policy provides a maximum $35 million of financial assurance coverage of which the coverage amount totals $30,096,000 at March 31, 2007, and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy required an upfront payment of $4.0 million, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account. In February 2007, we paid our fourth of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of March 31, 2007, we have recorded $5,566,000 in our sinking fund on the balance sheet, which includes interest earned of $368,000 on the sinking fund as of March 31, 2007. Interest income for the three months ended March 31, 2007, was $57,000.

7.	Discontinued Operations

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

PFP recorded a loss of $500 for the three months ended March 31, 2007 and an operating loss of $342,000 the same period ended March 31, 2006. The loss in 2006 was partially due to costs of $200,000 associated with our early termination of our leased property. The assets and liabilities related to PFP have been reclassified into separate categories in the Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006. The assets are recorded at their net realizable value, and consist of equipment of $106,000. PFP has no liabilities on the books as of March 31, 2007.

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

PFMI recorded a loss of $126,000 for the three months ended March 31, 2007, and a loss of $108,000 for the three months ended March 31, 2006. During the last half of 2005, we settled the three insurance claims we submitted relative to the two fires at PFMI, a property claim for the first fire and a property claim and business interruption claim for the second fire. During 2004, we recorded a receivable of $1,585,000 based on negotiations with the insurance carrier on the business interruption claim. The income from recording this receivable was recorded as a reduction of "loss from discontinued operations" and reduced the operating losses for 2004. During 2005, we received insurance proceeds and claim settlements of $3,253,000 for settlement of all three claims. Of these proceeds, $1,476,000 was recorded as income from discontinued operations during the third quarter of 2005, which is net of $192,000 paid for public adjustor fees.

Assets and liabilities related to the discontinued operation have been reclassified to separate categories in the Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006. As of March 31, 2007, assets are recorded at their estimated net realizable values, and consist of property and equipment of $600,000 and prepaid expense of $21,000. Liabilities as of March 31, 2007, consist of current accrued expenses of $32,000, environmental accruals of $639,000, and a pension payable of $1,417,000. The pension plan withdrawal liability, is a result of the termination of the union employees of PFMI. The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period. This obligation is recorded as a long-term liability, with a current portion of $158,000 that we expect to pay over the next year.

As a result of the discontinuation of operations at the PFMI facility, we are required to complete certain closure and remediation activities pursuant to our RCRA permit. Also, in order to close and dispose of the facility, we may have to complete certain additional remediation activities related to the land, building, and equipment. The level and cost of the clean-up and remediation will be determined by state mandated requirements, the extent to which is not known at this time. Also, impacting this estimate is the level of contamination discovered, as we begin remediation, and the related clean-up standards which must be met in order to dispose of or sell the facility. We engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we estimated the cost of this environmental closure and remediation liability to be $2,464,000. During 2006 we re-evaluated our required activities to close and remediate the facility, and during the quarter ended June 30, 2006, we began implementing the modified methodology to remediate the facility. As a result of the reevaluation and the change in methodology, we reduced the accrual by $1,182,000. We have spent approximately $644,000 for closure costs since September 30, 2004, of which $15,000 has been spent during the first quarter of 2007 and $74,000 was spent in 2006. We have $639,000 accrued for the closure, as of March 31, 2007, and we anticipate spending $536,000 in 2007 with the remainder over the next five years.

8.	Operating Segments

Pursuant to FAS 131, we define an operating segment as a business activity:

·	from which we may earn revenue and incur expenses;

·	whose operating results are regularly reviewed by the segment president to make decisions about resources to be allocated to the segment and assess its performance; and

·	for which discrete financial information is available.

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

The table below presents certain financial information in thousands by business segment as of and for the three months ended March 31, 2007 and 2006 (in thousands).

Segment Reporting for the Quarter Ended March 31, 2007
	Industrial	Nuclear		Engineering	Segments Total	Corporate (2)			Consolidated Total
Revenue from external customers	$7,234	$12,344	(3)	$577	$20,155	$	¾		$20,155
Intercompany revenues	231	555		235	1,021		¾		1,021
Gross profit	1,290	4,431		169	5,890		¾		5,890
Interest income	¾	¾		¾	¾		88		88
Interest expense	25	91		¾	116		109		225
Interest expense-financing fees	¾	¾		¾	¾		48		48
Depreciation and amortization	446	743		9	1,198		19		1,217
Segment profit (loss)	(1,683)	2,153		49	519		(1,477)		(958)
Segment assets(1)	21,244	70,596		2,063	93,903		12,220	(4)	106,123
Expenditures for segment assets	558	1,353		10	1,921		3		1,924
Total long-term debt	906	2,200		13	3,119		5,250	(5)	8,369

Segment Reporting for the Quarter Ended March 31, 2006
	Industrial	Nuclear		Engineering	Segments Total	Corporate (2)			Consolidated Total
Revenue from external customers	$8,222	$12,158	(3)	$738	$21,118	$	¾		$21,118
Intercompany revenues	391	673		110	1,174		¾		1,174
Gross profit	1,777	4,821		232	6,830		¾		6,830
Interest income	2	¾		¾	2		31		33
Interest expense	28	112		¾	140		217		357
Interest expense-financing fees	1	¾		¾	1		48		49
Depreciation and amortization	441	732		10	1,183		11		1,194
Segment profit (loss)	(89)	2,706		91	2,708		(1,580)		1,128
Segment assets(1)	23,350	62,411		2,183	87,944		9,192	(4)	97,136
Expenditures for segment assets	194	264		25	483		13		496
Total long-term debt	1,018	3,109		21	4,148		10,270	(5)	14,418

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)	Amounts reflect the activity for corporate headquarters not included in the segment information.

(3)
The consolidated revenues within the Nuclear segment include the LATA/Parallax revenues for the quarter ended March 31, 2007, which total $1,954,000 or (9.7%) of total revenue and $458,000 or (2.2%) for the same quarter 2006.

(4)
Amount includes assets from Perma-Fix of Michigan, Inc., and Perma-Fix of Pittsburgh, Inc. two discontinued operations from the Industrial segment, of approximately $727,000 and $716,000 as of March 31, 2007 and 2006, respectively.

(5)	Includes the balance outstanding from our revolving line of credit and term loan, which is utilized by all of our segments.

9.	Income Taxes

In July 2006, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 in the first quarter of 2007. As a result of the implementation of FIN 48, we have concluded that we have not taken any uncertain tax positions on any of our open tax returns filed through the period ended December 31, 2005 that would materially distort our financial statement. Our methods of accounting are based on established tax principles approved in the Internal Revenue Code (IRC) and are properly calculated and reflected within our returns. In addition, we have filed returns in all applicable jurisdictions in which it has material nexus warranting a return filing. Furthermore, we have not experienced an ownership change as defined in IRC section 382 that would further limit our ability to utilize net operating loss carryforwards as reflected on our 2003 through 205 tax returns.

We have not yet filed our income tax returns for the period ended December 31, 2006 tax year; however, we expect that the actual return will mirror tax positions taken within our income tax provision for 2006. As we believe that all such positions are fully supportable by existing Federal law and related interpretations, there are no uncertain tax positions to consider in accordance with FIN 48. The impact of our reassessment of our tax positions in accordance with FIN 48 did not have any impact on our result of operations, financial condition or liquidity.

10.	Acquisition - Definitive Agreement

During April 2007, we entered into a definitive agreement (the “Merger Agreement”) to acquire Nuvotec USA, Inc. (Nuvotec) and its wholly owned subsidiary, Pacific EcoSolutions, Inc. (PEcoS) through a reverse subsidiary merger (the “Merger”). PEcoS is a nuclear waste management company that treats both low level and mixed waste, based in Richland, Washington. Subject and pursuant to the terms of the Merger Agreement, as consideration for the Merger, we would pay to the Nuvotec shareholders approximately $11.6 million, subject to adjustment, payable as follows: (a) $2.5 million in cash at closing of the Merger which amount the parties have orally agreed to modify to $2.1 million, subject to execution of a formal amendment to the Merger Agreement; (b) an earn-out amount not to exceed $4.6 million over a four year period (“Earn-Out Amount”), with the first $1.0 million of the Earn-Out Amount to be placed in an escrow account to satisfy certain indemnification obligations under the Merger Agreement of Nuvotec, PEcoS, and the shareholders of Nuvotec to us that we identify within two years following the Merger; and (c) subject to adjustment pursuant to the terms of the Merger Agreement and payable only to the shareholders of Nuvotec that qualify as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act:

·
$2.5 million, payable over a four year period (subject to voluntary prepayment without penalty), unsecured and nonnegotiable and bearing an annual rate of interest of 8.25%, with (i) accrued interest only payable on June 30, 2008, (ii) $833,333.33, plus accrued and unpaid interest, payable on June 30, 2009, (iii) $833,333.33, plus accrued and unpaid interest, payable on June 30, 2010, and (iv) the remaining unpaid principal balance, plus accrued and unpaid interest, payable on June 30, 2011 (collectively, the “Installment Payments”).

·
$2.0 million in shares of our common stock, with the number of shares determined by dividing $2.0 million by 95% of average of the closing price of our common stock as quoted on the Nasdaq during the 20 trading days period ending five business days prior to the closing of the Merger; and

The Installment Payments and our common stock would be issued and paid only to the shareholders of Nuvotec that qualify as accredited investors in a private placement exempt from registration under Section 4(2) and/or Rule 506 of Regulation D.

The Merger Agreement requires that, upon completion of the Merger, the debt of Nuvotec and PEcoS will be limited to (a) approximately $9.1 million owing under Nuvotec’s existing credit facility, plus accrued and unpaid interest thereon, (b) $375,000 owing to certain stockholders of Nuvotec immediately prior to the Merger, plus accrued and unpaid interest thereon, which we will pay at the closing of the transaction, and (c) other liabilities incurred in the ordinary course of PEcoS’ business.

If the Merger is completed, we have agreed to increase the number of our directors from seven to eight and to take reasonable action to nominate and recommend for election Robert L. Ferguson (“Ferguson”), the current Chairman and Chief Executive Officer of Nuvotec and PEcoS, as a member of our board of directors. Mr. Ferguson’s nomination is subject to certain conditions, including the limitation that our board of directors is not required to nominate Ferguson if doing so would breach any fiduciary duty or legal requirements of the board.

Prior to the closing of the Merger, Nuvotec is permitted to transfer certain of its assets, including the spin off to the shareholders of Nuvotec of the common stock of Nuvotec’s majority owned subsidiary, Vivid Learning Systems, Inc. (OTCBB:VVDL).

Assumption of Nuvotec’s debt of approximately $9.1 million owing under its credit facility is anticipated to be paid by us with $2.9 million at closing with the remaining balance to be financed by Nuvotec’s lender, which is to be negotiated. We intend to fund any consideration and with debt assumed by us consisting of cash payments to be paid at closing from our borrowings under our Revolving Credit facility. We anticipate the acquisition will be completed in the second quarter of 2007.

The PEcoS’ facility is located on 45 acres adjacent to the Department of Energy’s (DOE) Hanford site, and is comprised of a low-level radioactive waste (LLRW) facility and a mixed waste (MW) facility. The LLRW facility has a radioactive materials license, and encompasses approximately 70,000 square feet. The MW facility has RCRA and TSCA permits, a radioactive materials license, and encompasses approximately 80,000 square feet. The DOE’s Hanford site was first utilized as part of the Manhattan Project and throughout the Cold War to provide the plutonium and other materials necessary for the development of nuclear weapons. Most of Hanford's reactors were shut down in the 1970s, while substantial quantities of nuclear waste still remain at the site. Currently, the Hanford Site is engaged in one of the nation’s largest environmental cleanups, which is expected to continue beyond 2030. PEcoS’ net revenue and net income during its fiscal year ended September 30, 2006, was approximately $13 million and $628,000, respectively.

11.	Capital Stock And Employee Stock Plan

During the three months ended March 31, 2007, we issued 17,500 shares of our Common Stock upon exercise of employee stock options, at exercise prices from $1.375 to $1.44 per share. We also had 1,775,638 warrants to purchase shares of our Common Stocks expiring on March 22, 2007. Total proceeds received during the three months ended March 31, 2007 related to warrant and option exercises totaled approximately $38,000, which includes $25,000 from employee stock option exercises and $13,000 from repayment of stock subscription resulting from exercise of warrant to purchase 60,000 shares of our Common Stock on a loan by the Company at an arms length basis in 2006.

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

The summary of the Company’s total Plans as of March 31, 2007 as compared to March 31, 2006 and changes during the period then ended are presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2007	2,816,750	$1.86
Granted	¾	¾
Exercised	17,500	1.41		$16,938
Forfeited	¾	¾
Options outstanding End of Period	2,799,250	1.86	5.1	$1,465,613
Options Exercisable at March 31, 2007	2,143,917	$1.87	5.2	$1,123,840
Options Vested and expected to be vested at March 31, 2007	2,752,047	$1.86	5.1	$1,441,000

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding January 1, 2006	2,546,750	$1.79
Granted	878,000	1.86
Exercised	¾	¾		$—
Forfeited	7,500	1.44
Options outstanding End of Period	3,417,250	1.81	5.5	$634,726
Options Exercisable at March 31, 2006	2,539,250	$1.79	5.4	$590,826
Options Vested and expected to be vested at March 31, 2006	3,367,204	$1.81	5.5	$632,223

The following tables summarize information about options under the plans outstanding at March 31, 2007 and 2006:

Options Outstanding				Options Exercisable
Description and Range of Exercise Prices at March 31, 2007	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

Performance Equity Plan	12,000	1.5	$1.25	12,000	1.5	$1.25
($1.25)

Non-Qualified Stock Option Plan	1,290,250	4.6	1.86	1,290,250	4.6	1.86
($1.25 - $2.19)

2004 Stock Option Plan	1,008,000	5.1	1.83	352,667	5.5	1.77
($1.44 - $1.86)

1992 Outside Director Stock Option Plan	165,000	3.7	2.05	165,000	3.7	2.05
($1.21880 - $2.98)

2003 Outside Director Stock Option Plan	324,000	7.8	1.94	324,000	7.8	1.94
($1.70- $2.15)

Options Outstanding				Options Exercisable
Description and Range of Exercise Prices at March 31, 2006	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

Performance Equity Plan	27,000	1.6	$1.16	27,000	1.6	$1.16
($1.00 - $1.25)

Non-Qualified Stock Option Plan	1,989,250	5.1	1.79	1,989,250	5.1	1.79
($1.00- $2.19)

2004 Stock Option Plan	967,000	6.2	1.82	89,000	8.6	1.44
($1.44 - $1.86)

1992 Outside Director Stock Option Plan	200,000	4.0	2.00	200,000	4.0	2.00
($1.21880 - $2.98)

2003 Outside Director Stock Option Plan	234,000	8.2	1.85	234,000	8.2	1.85
($1.70- $2.15)

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
·	improve our operations and liquidity;
·	anticipated improvement in the financial performance of the Company;
·	ability to comply with the Company's general working capital requirements;
·	anticipate a full repayment of our Term Loan by May 2008;
·	ability to be able to continue to borrow under the Company's revolving line of credit;
·
ability to generate sufficient cash flow from operations to fund all costs of operations and remediation of certain formerly leased property in Dayton, Ohio, and the Company's facilities in Memphis, Tennessee; Detroit, Michigan; Valdosta, Georgia; and Tulsa, Oklahoma;

·	ability to remediate certain contaminated sites for projected amounts;
·	ability to fund budgeted capital expenditures of $4,137,000 during 2007;
·	we expect backlog levels to continue to fluctuate within the same range throughout 2007, subject to the complexity of the waste streams and timing of receipts and processing of materials;
·	LATA/Parallax can terminate the contract with us at any time for convenience, which could have a material adverse effect on our operations;
·	growth of our Nuclear segment;
·	we anticipate spending $536,000 in closure costs in 2007 with the remainder over the next five years;
·	under our insurance contracts, we usually accept self-insured retentions, which we believe is appropriate for our specific business risks.
·	we believe we maintain insurance coverage adequate for our needs and which is similar to, or greater than the coverage maintained by other companies of our size in the industry.
·	we intend to fund any consideration consisting of cash payments to be paid at closing from our borrowing under our Revolving Credit facility;
·
the insurer’s agreement to defend and indemnify us and our Dayton, Ohio subsidiary is subject to the insurer’s reservation of its rights to deny indemnity pursuant to various policy provisions and exclusions of the policy, including, without limitation, payment of any civil penalties and fines, as well as the insurer’s right to right to recoup any defense cost it has advanced in the event that it is determined that the policy provides no coverage;

·	as part of the agreement, PFD will file for a Title V air permit, make certain improvement the facility and meet certain air requirements in connection with managing waste at the facility;
·	continue to see changes in the market;
·	we could be a potentially responsible party for the costs of the cleanup notwithstanding any absence of fault on our part;
·	we do not expect future inflationary changes to differ materially from the last three years;
·	no current intention to close any facilities, other than the Michigan and Pittsburgh facilities.
·
our ability to negotiate a final consent decree with the U.S. Department of Justice with respect to the Dayton facility or the approval of such consent decree by the appropriate assistant attorney general;

·	the process for formalizing the details of a settlement agreement (consent decree) and meeting the DOJ/EPA official approval requirements (including public notice and comment) is expected to take between 90 and 120 days;
·	the agreement in principle (“AIP”) states that PFD will pay a civil penalty of $800,000; however, at this time, PFD expects the $800,000 will consist of as many as three components;
·	it is anticipated that the citizen’s suit would continue; and
·	the anticipated closing of the Nuvotec Acquisition in the second quarter of 2007.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors, which could cause future outcomes to differ materially from those described in this report, including, but not limited to:
·	general economic conditions;
·	material reduction in revenues;
·	inability to collect in a timely manner a material amount of receivables;
·	increased competitive pressures;
·	the ability to maintain and obtain required permits and approvals to conduct operations;
·	the ability to develop new and existing technologies in the conduct of operations;
·	ability to retain or renew certain required permits;
·
discovery of additional contamination or expanded contamination at a certain Dayton, Ohio, property formerly leased by the Company or the Company's facilities at Memphis, Tennessee; Valdosta, Georgia; Detroit, Michigan; and Tulsa, Oklahoma, which would result in a material increase in remediation expenditures;

·	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
·	potential increases in equipment, maintenance, operating or labor costs;
·	management retention and development;
·	financial valuation of intangible assets is substantially less than expected;
·	the requirement to use internally generated funds for purposes not presently anticipated;
·	inability to continue to be profitable on an annualized basis;
·	the inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
·	the determination that PFMI and PFSG were responsible for a material amount of remediation at certain superfund sites;
·	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
·	execution of final agreement with EPA with regard to PFD lawsuit.

The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview
We provide services through three reportable operating segments. The Industrial Waste Management Services segment ("Industrial segment") is engaged in on-site and off-site treatment, storage, disposal and processing of a wide variety of by-products and industrial, hazardous and non-hazardous wastes, 24-hour emergency response, vacuum services and marine and industrial maintenance services. The segment operates and maintains facilities and businesses in the waste by-product brokerage, on-site treatment and stabilization, and off-site blending, treatment and disposal industries. The Nuclear Waste Management Services segment ("Nuclear segment") provides treatment, storage, processing and disposal services of mixed waste (waste containing both hazardous and low-level radioactive materials) and low-level radioactive wastes, including research, development and on-site and off-site waste remediation. The presence of nuclear and low-level radioactive constituents within the waste streams processed by this segment create different and unique operational, processing and permitting/licensing requirements from those contained within the Industrial segment. Our Consulting Engineering Services segment ("Engineering segment") provides a wide variety of environmental related consulting and engineering services to both industry and government. These services include oversight management of environmental restoration projects, air and soil sampling, compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities.

The first quarter of 2007 reflected a revenue decrease of $963,000 to $20,155,000 or 4.6% from revenue of $21,118,000 for the same period of 2006.  This decrease was primarily from the Industrial segment, which saw a decrease of 12.0%.  This was primarily due to the termination of low margin waste revenue as we attempt to replace it with higher margin waste streams.  This decrease was offset by a modest increase in the Nuclear segment’s revenues of 1.5% over the first quarter of 2006 as we continue to augment the growth opportunities in our Nuclear segment by among other things, expansion within the mixed waste market, and receipt of more complex waste streams.  Gross Profit for the quarter was also down by $940,000.  This reduction was primarily due to revenue mix primarily in the Nuclear segment, as well as the reduced revenue in the Industrial and Engineering segments. We continue to pursue beneficial contracts and revenues, as well as evaluating additional cost savings.  We completed the construction on our M&EC south bay special waste processing area and will commence processing special wastes in this new area in the second quarter of 2007. In addition, we are pleased by the recent receipt of a certification to dispose of certain types of nuclear related waste at the Nevada Test Site which will assist in the growth of our Nuclear segment.  Our interest expense and interest expense - financing fees continue to decrease as our operations and cash flow improve and we are able to reduce our long term debt.

Results of Operations
The reporting of financial results and pertinent discussions are tailored to three reportable segments: Industrial, Nuclear and Engineering. The table below should be used when reviewing management's discussion and analysis for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
Consolidated (amounts in thousands)	2007	%	2006	%
Net Revenues	$20,155	100.0	$21,118	100.0
Cost of good sold	14,265	70.8	14,288	67.7
Gross Profit	5,890	29.2	6,830	32.3
Selling, general and administrative	6,543	32.4	5,241	24.8
Loss (gain) on disposal of property and equipment	(20)	(.1)	3	¾
Income (loss) from operations	$(633)	(3.1)	$1,586	7.5
Interest expense	(225)	(1.1)	(357)	(1.7)
Interest expense-financing fees	(48)	(.2)	(49)	(.2)
Other	(14)	(.1)	(13)	(.1)
Income (loss) from continuing operations	(958)	(4.8)	1,128	5.3
Preferred Stock dividends	¾	¾	¾	¾

Summary - Three Months Ended March 31, 2007 and 2006
Net Revenue
Consolidated revenues decreased $963,000 for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, as follows:

(In thousands)	2007	% Revenue	2006	% Revenue	Change	% Change
Nuclear
Government waste	$4,535	22.5	$5,005	23.7	$(470)	(9.4)
Hazardous/Non-hazardous	1,486	7.3	800	3.8	686	85.8
Other nuclear waste	3,973	19.7	3,882	18.4	91	2.3
Bechtel Jacobs	396	2.0	2,013	9.5	(1,617)	(80.3)
LATA/Parallax	1,954	9.7	458	2.2	1,496	326.6
Total	12,344	61.2	12,158	57.6	186	1.5

Industrial Revenues
Commercial waste	5,180	25.7	6,164	29.2	(984)	(16.0)
Government services	1,172	5.8	1,027	4.8	145	14.1
Oil Sales	882	4.4	1,031	4.9	(149)	(14.5)
Total	7,234	35.9	8,222	38.9	(988)	(12.0)

Engineering	577	2.9	738	3.5	(161)	(21.8)
Total	$20,155	100.0	$21,118	100.0	$(963)	(4.6)

The Nuclear segment realized revenue growth of $186,000 or 1.5% for the three months ended March 31, 2007 over the same period in 2006. The increase is principally due to the segments continued expansion within the mixed waste market, which includes an increase in receipts of higher activity wastes, which are more complex and requires greater technical processing expertise. Processing revenue was down due to revenue mix as 2006 revenue included higher volumes of high priced waste streams such as mercury and lab packs. Our hazardous and non-hazardous revenue was up due to two special event soil projects completed in the quarter. Our revenue from subcontracts relating to federal/DOE contracts contributed approximately $6,885,000 of the Nuclear segment’s revenue, down from $7,476,000 in 2006. The backlog of stored waste at March 31, 2007, was $13,359,000 compared to $12,491,000 as of December 31, 2006. This increase reflects our ongoing ability to attract customer waste from both government and commercial customers. We expect backlog levels to continue to fluctuate within the same range throughout 2007, subject to the complexity of the waste streams and timing of receipts and processing of materials. This level of backlog material continues to position the nuclear segment well, from a processing revenue perspective. Revenue in the Industrial Segment was down primarily from reductions in commercial revenue due to poor weather conditions in the northeast and our continued focus on eliminating low margin revenue within the segment. Revenue from oil sales was also down as a large bulk oil purchase by an asphalt vendor in the first quarter of 2006 did not repeat in 2007. The engineering segment experienced a reduction in revenue from first quarter of 2006 due to lower billable hours from lower staffing levels and demand for more time spent on internal projects.

Cost of Goods Sold
Cost of goods sold decreased $23,000 for the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006, as follows:

(In thousands)	2007	% Revenue	2006	% Revenue	Change
Nuclear	$7,913	64.1	$7,337	60.3	$576
Industrial	5,944	82.2	6,445	78.4	(501)
Engineering	408	70.7	506	68.6	(98)
Total	$14,265	70.8	$14,288	67.7	$(23)

Nuclear segment costs of sales were higher than first quarter of 2006 primarily due to increased revenue. Our total expenses included increased costs for labor, materials and supplies used in the packaging of waste at a DOE clean up site which was being shipped to our operating facilities for treatment. Costs as a percentage of revenue were 3.8% higher in 2007 due to revenue mix. Industrial segment costs were lower than first quarter of 2006 due to lower revenue. Costs as a percentage of revenue increased by 3.8% as certain fixed costs continue despite lower revenue. Engineering segment costs were lower than prior year due to decreased revenue. Included within cost of goods sold is depreciation and amortization expense of $1,142,000 and $1,109,000 for the three months ended March 31, 2007, and 2006, respectively.

Gross Profit
Gross profit for the quarter ended March 31, 2007 decreased $940,000 over 2006, as follows:

(In thousands)	2007	% Revenue	2006	% Revenue	Change
Nuclear	$4,431	35.9	$4,821	39.7	$(390)
Industrial	1,290	17.8	1,777	21.6	(487)
Engineering	169	29.3	232	31.4	(63)
Total	$5,890	29.2	$6,830	32.3	(940)

Overall gross profit in the first quarter of 2007 was down compared to the same period last year primarily due to revenue and revenue mix. Though Nuclear segment revenue increased moderately, the revenue mix produced lower margins primarily due to increased direct costs related to the packaging revenue at a DOE clean up site which did not occur in 2006. The reduction in gross profit and gross margin in the Industrial segment and the Engineering segment was due to reduced revenue.

Selling, General and Administrative
Selling, general and administrative ("SG&A") expenses increased $1,302,000 for the three months ended March 31, 2007, as compared to the corresponding period for 2006, as follows:

(In thousands)	2007	% Revenue	2006	% Revenue	Change
Administrative	$1,346	¾	$1,307	¾	$39
Nuclear	2,107	17.1	1,955	16.1	152
Industrial	2,971	41.1	1,839	22.4	1,132
Engineering	119	20.6	140	19.0	(21)
Total	$6,543	32.5	$5,241	24.8	$1,302

Overall, our SG&A expenses in the first quarter of 2007 were higher than first quarter 2006. Nuclear segment SG&A was up as it continues to expand its management staff to more efficiently bid on new contracts, service and manage its facilities and increase its efforts towards compliance with corporate policies and regulatory agencies. The increase in the Industrial segment was a result of increased legal fees as we worked to resolve certain legal issues at our facilities, specifically the Barbara Fisher and United States of America v. Perma-Fix of Dayton, Inc. litigation. (See “Commitments and Contingencies - Legal” in “Notes to Consolidated Financial Statements”). The Engineering segment had lower SG&A expense primarily due to lower labor expense. Administrative overhead was up slightly due to increased consulting fees and general administrative fees associated with our corporate office. Included in SG&A expenses is depreciation and amortization expense of $75,000 and $85,000 for the three months ended March 31, 2007, and 2006, respectively.

Interest Expense
Interest expense decreased $132,000 for the quarter ended March 31, 2007, as compared to the corresponding period of 2006.

(In thousands)	2007	2006	Change
PNC interest	$108	$196	$(88)
Other	117	161	(44)
Total	$225	$357	$(132)

The decrease in the first quarter of 2007 as compared to the same quarter in the prior year is due to lower interest paid on diminishing balances of both our long term debt with our principle lender and our various equipment loans. In addition, the company was in a positive cash position and did not require any borrowings on the revolving credit line as it did last year.

Interest Expense - Financing Fees
Interest expense-financing fees were consistent with the corresponding period of 2006. During 2005, we entered into Amendment No. 4 and Amendment No. 5 with PNC, which extended the maturity date on the term loan and revolver agreements to May 2008. The remaining financing fees are now amortized through May 2008. As of March 31, 2007, the unamortized balance of prepaid financing fees is $219,000, which is comprised of $220,000 from the original PNC debt and $338,000 associated with Amendment No. 4 and Amendment No. 5, offset by the monthly amortization of these fees over the past twenty one months. These prepaid financing dues will be amortized through May 2008 at a rate of $16,000 per month.

Income Tax Expense
Income tax expense increased approximately $54,000 to $126,000 for the three months ended March 31, 2007, from $72,000 for the three months ended March 31, 2006. The effective income tax rate for the first quarter of 2007 was (13.2%) compared to 9.6% in the first quarter of 2006. We have modified our process for calculating the interim income tax provision, as we now are using projected full year income as a basis for determining the Company's overall estimated income tax expense. Under this method, our effective income tax rate for 2007 is project at 5.8%. Our prior methodology calculated the interim provision based on the results of the specific period of time being included within the financial statements. We believe that our new methodology is more congruent with the principles provided for in FAS 109 and APB 28.

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

PFP recorded a loss of $500 for the three months ended March 31, 2007 and an operating loss of $342,000 the same period ended March 31, 2006. The loss in 2006 was partially due to early termination costs of $200,000 associated with our early termination of our leased property. The assets and liabilities related to PFP have been reclassified into separate categories in the Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006. The assets are recorded at their net realizable value, and consist of equipment of $106,000. PFP has no liabilities on the books as of March 31, 2007.

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

PFMI recorded a loss of $126,000 for the three months ended March 31, 2007, and a loss of $108,000 for the three months ended March 31, 2006. During the last half of 2005 we settled the three insurance claims we submitted relative to the two fires at PFMI, a property claim for the first fire and a property claim and business interruption claim for the second fire. During 2004, we recorded a receivable of $1,585,000 based on negotiations with the insurance carrier on the business interruption claim. The income from recording this receivable was recorded as a reduction of "loss from discontinued operations" and reduced the operating losses for 2004. During 2005, we received insurance proceeds and claim settlements of $3,253,000 for settlement of all three claims. Of these proceeds, $1,476,000 was recorded as income from discontinued operations during the third quarter of 2005, which is net of $192,000 paid for public adjustor fees.

Assets and liabilities related to the discontinued operation have been reclassified to separate categories in the Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006. As of March 31, 2007, assets are recorded at their estimated net realizable values, and consist of property and equipment of $600,000 and prepaid expense of $21,000. Liabilities as of March 31, 2007, consist of current accrued expenses of $32,000, environmental accruals of $639,000, and a pension payable of $1,417,000. The pension plan withdrawal liability, is a result of the termination of the union employees of PFMI. The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period. This obligation is recorded as a long-term liability, with a current portion of $158,000 that we expect to pay over the next year.

As a result of the discontinuation of operations at the PFMI facility, we are required to complete certain closure and remediation activities pursuant to our RCRA permit. Also, in order to close and dispose of the facility, we may have to complete certain additional remediation activities related to the land, building, and equipment. The level and cost of the clean-up and remediation will be determined by state mandated requirements, the extent to which is not known at this time. Also, impacting this estimate is the level of contamination discovered, as we begin remediation, and the related clean-up standards which must be met in order to dispose of or sell the facility. We engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we estimated the cost of this environmental closure and remediation liability to be $2,464,000. During 2006 we re-evaluated our required activities to close and remediate the facility, and during the quarter ended June 30, 2006, we began implementing the modified methodology to remediate the facility. As a result of the reevaluation and the change in methodology, we reduced the accrual by $1,182,000. We have spent approximately $644,000 for closure costs since September 30, 2004, of which $15,000 has been spent during the first quarter of 2007 and $74,000 was spent in 2006. We have $639,000 accrued for the closure, as of March 31, 2007, and we anticipate spending $536,000 in 2007 with the remainder over the next five years.

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

At March 31, 2007, we had cash of $982,000. The following table reflects the cash flow activities during the first quarter of 2007.

(In thousands)	2007
Cash provided by operations	$1,985
Cash used in investing activities	(2,516)
Cash used in financing activities	(350)
Decrease in cash	$(881)

We are not currently in a net borrowing position. We attempt to move all excess funds into a Money Market Sweep account in order to maximize the interest earned. When we are in a net borrowing position, we attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes remittance lock boxes and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the Money Market account or the revolving credit facility if applicable. The cash balance at March 31, 2007, is primarily made up of cash in the Money Market Sweep account and minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities
Accounts receivable, net of allowances for doubtful accounts, totaled $16,333,000, an increase of $1,077,000 over the December 31, 2006, balance of $15,256,000. The Nuclear segment experienced an increase of $1,932,000 as a result of a delay in the funding at one of our large broker customers. In addition, increased efforts to reduce our unbilled receivables resulted in increased receivables at March 31, 2007. In the Industrial segment, reduced revenues and increased collections contributed to a reduction of $700,000. The Engineering segment also experienced a decrease of $155,000 as a result of reduced revenue and improved collection efforts.

Unbilled receivables are generated by differences between invoice timing and the percentage of completion methodology used for revenue recognition purposes. As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue. We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as, the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables. The timing differences occur for several reasons, partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal. The difference also occurs due to our end disposal sites requirement of pre-approval prior to our shipping waste for disposal and our contract terms with the customer that we dispose of the waste prior to invoicing. These delays usually take several months to complete. As of March 31, 2007, unbilled receivables totaled $15,399,000, a decrease of $62,000 from the December 31, 2006, balance of $15,461,000. Though efforts to reduce this total were successful at some of our facilities, others were impacted by delays related to the final shipment of wastes to end disposal sites that are due to shipment approvals needed from generators, and the complexity of the current contracts, which requires greater levels of documentation and additional testing for final invoicing. As a result there was minimal change in total unbilled receivables. These delays usually take several months to overcome but are normally considered collectible within twelve months. However, as we now have historical data to review the timing of these delays, we realize that certain issues can exacerbate collection of some of these receivables greater than twelve months. Therefore, we have segregated the unbilled receivables between current and long term. The current portion of the unbilled receivables as of March 31, 2007 is $11,578,000, a decrease of $1,283,000 from the balance of $12,861,000 as of December 31, 2006. The long term portion as of March 31, 2007 is $3,821,000, an increase of $1,221,000 from the balance of $2,600,000 as of December 31, 2006.

As of March 31, 2007, total consolidated accounts payable was $4,995,000, an increase of $1,073,000 from the December 31, 2006, balance of $3,922,000. We continue to manage payment terms with our vendors to maximize our cash position throughout all segments. Accounts payable also increased in the Nuclear segment reflecting increased cost of sales in the quarter. Industrial segment accounts payable increased primarily due to the legal fees incurred in connection the Barbara Fisher and United States of America v. Perma-Fix of Dayton, Inc. litigation. (See “Commitments and Contingencies - Legal” in “Notes to Consolidated Financial Statements”).

Accrued Expenses as of March 31, 2007, totaled $11,044,000, a decrease of $243,000 over the December 31, 2006, balance of $11,287,000. Accrued expenses are made up of disposal and processing cost accruals, accrued compensation, interest payable, insurance payable and certain tax accruals. The decrease to accrued expenses was principally a result of a decrease in disposal accruals of $455,000 and payroll related decreases of $248,000 offset by increases to legal fees of $300,000 related to Barbara Fisher and United States of America v. Perma-Fix of Dayton, Inc. litigation and increases to insurance payable related to renewal of policies of $160,000.

The working capital position at March 31, 2007, was $9,060,000, as compared to a working capital position of $12,810,000 at December 31, 2006. The decrease in this position of $3,750,000 is primarily due to capital spending of approximately $1,500,000, our annual payment to our Finite Risk Closure Fund of approximately $1,000,000, and the reclassification of certain unbilled revenue from a current asset to a long term asset of approximately $1,250,000.

Investing Activities
Our purchases of capital equipment for the three-month period ended March 31, 2007, totaled approximately $1,924,000 of which $428,000 was financed, resulting in net purchases of $1,496,000 funded out of cash flow. These expenditures were for expansion and improvements to the operations principally within the Nuclear and Industrial segments. These capital expenditures were funded by the cash provided by operations. We budgeted capital expenditures of approximately $4,137,000 for fiscal year 2007, which includes an estimated $2,929,000 to complete certain current projects committed at December 31, 2006, as well as other identified capital and permit compliance purchases. Our purchases during the first quarter of 2007 include approximately $1,048,000 of those projects committed at December 31, 2006. Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether. We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects. We anticipate funding these capital expenditures by a combination of lease financing and internally generated funds.

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that in the event of closure our permitted facilities will be closed in accordance with the regulations. The policy provides a maximum $35 million of financial assurance coverage of which the coverage amount totals $30,096,000 at March 31, 2007, and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy required an upfront payment of $4.0 million, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account. In February 2007, we paid our fourth of nine required annual installments of $1,004,000, of which

$991,000 was deposited in the sinking fund account and the remaining $13,000 represents a terrorism premium. As of March 31, 2007, we have recorded $5,566,000 in our sinking fund on the balance sheet, which includes interest earned of $368,000 on the sinking fund as of March 31, 2007. Interest income for the three months ended March 31, 2007, was $57,000. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, the Insurer will pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

Financing Activities
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank, as amended. The Agreement provides for a term loan ("Term Loan") in the amount of $7,000,000, which requires monthly installments of $83,000 with the remaining unpaid principal balance due on May 31, 2008. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary. As of March 31, 2007, the excess availability under our Revolving Credit was $11,395,000 based on our eligible receivables.

Pursuant to the Agreement, as amended, the Term Loan bears interest at a floating rate equal to the prime rate plus 1%, and the Revolving Credit at a floating rate equal to the prime rate plus ½%. The Agreement is subject to a prepayment fee of 1% until March 25, 2006, and ½% until March 25, 2007 had we elected to terminate the Agreement with PNC.

In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation ("PDC"), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2007 will be approximately $400,000 semiannually. Interest is accrued at the applicable law rate ("Applicable Rate") pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended (10% on March 31, 2007) and payable in one lump sum at the end of the loan period. On March 31, 2007, the outstanding balance was $3,268,000 including accrued interest of approximately $1,834,000. Pursuant to the agreement the accrued interest is to be paid at the end of the term, and as such, is recorded as a long-term liability. PDC has directed M&EC to make all payments under the promissory note directly to the Internal Revenue Service ("IRS") to be applied to PDC's obligations under its installment agreement with the IRS.

Additionally, M&EC entered into an installment agreement with the IRS for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2007 will be approximately $100,000 semiannually. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On March 31, 2007, the rate was 10%. On March 31, 2007, the outstanding balance was $796,000 including accrued interest of approximately $443,000. The interest expense is recorded as a long-term liability, pursuant to the terms of the agreement.

In summary, we have continued to take steps to improve our operations and liquidity, as discussed above. However, we continue to direct working capital to our facilities to fund capital additions within both the Nuclear and Industrial segments. We have experienced a slowdown in accounts receivable collections and continue to experience delays in billing certain earned revenue but we continue to work with our vendors to obtain favorable payment terms which improve the company’s liquidity position. As of March 31, 2007 we have not used our Revolving Line of Credit. We also continue to incur reductions to our current reserves recorded on our discontinued operations. If we are unable to improve our operations and remain profitable in the foreseeable future, such would have a material adverse effect on our liquidity position.

Contractual Obligations
The following table summarizes our contractual obligations at March 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

		Payments due by period
Contractual Obligations	Total	2007	2008 - 2010	2011 - 2012	After 2012
Long-term debt	$8,369	$2,328	$5,903	$138	¾
Interest on long-term debt (1)	2,277	—	2,277	¾	—
Interest on variable rate debt (2)	517	450	67	¾	¾
Operating leases	3,646	1,085	2,048	513	¾
Finite risk policy (3)	5,019	¾	3,011	2,008	¾
Pension withdrawal liability (4)	1,417	131	517	447	322
Environmental contingencies (5)	3,252	1,383	880	503	486
Purchase obligations (6)	—	—	—	—	—
Total contractual obligations	$24,497	$5,377	$14,703	$3,609	$808

(1)	Our IRS Note and PDC Note agreements call for interest to be paid at the end of the term, December 2008.

(2)
We have variable interest rates on our Term Loan and Revolving Credit of 1% and 1/2% over the prime rate of interest, respectively, and as such we have made certain assumptions in estimating future interest payments on this variable interest rate debt. We assume an increase in prime rate of 0.25% in each of the years 2007 and 2008 for our term note. We anticipate a full repayment of our Term Loan by May 2008. Our Revolver balance was zero as of March 31, 2007.

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

Critical Accounting Estimates
In preparing consolidated financial statements in conformity with generally accepted accounting principles in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. We believe the following critical accounting policies affect the more significant estimates used to prepare the consolidated financial statements:

Revenue Recognition Estimates:
Nuclear revenues. The processing of mixed waste is complex and may take several months or more to complete, as such we recognize revenues on a percentage of completion basis with our measure of progress towards completion determined based on output measures consisting of milestones achieved and completed. We have waste tracking capabilities, which we continue to enhance, to allow us to better match the revenues earned to the processing phases achieved. The revenues are recognized as each of the following three processing phases are completed: receipt, treatment/processing and shipment/final disposal. However, based on the processing of certain waste streams, the treatment/processing and shipment/final disposal phases may be combined as they are completed concurrently. As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue. We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables. The timing differences occur for several reasons, partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal. The difference also occurs due to our end disposal sites requirement of pre-approval prior to our shipping waste for disposal and our contract terms with the customer that we dispose of the waste prior to invoicing. As the waste moves through these processing phases and revenues are recognized, the correlating costs are incurred. Although we use our best estimates and all available information to accurately determine these disposal expenses, the risk does exist that the accrual could prove to be inadequate in the event the waste requires re-treatment. Furthermore, should the waste be returned to the generator, the related receivables could be uncollectible; however, historical experience has not indicated this to be a material uncertainty. Changes to total estimated revenues, contract costs and percent complete, if any, are recorded in the period they are first determined. Estimated losses, if any, on uncompleted contracts are recorded in the period in which it is first determined a loss is apparent.

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

Allowance for Doubtful Accounts. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of un-collectable amounts. All accounts receivable balances after 60 days from the invoice date are regularly reviewed based on current credit worthiness, and that portion, deemed un-collectable, if any, are computed. Specific accounts deemed to be uncollectible are reserved at 100% of their outstanding balance. The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for 91-120 days, and 40% over 120 days), based on a historical valuation, that allows us to calculate the total reserve required. This allowance was approximately 0.5%, and 0.6% of revenue and approximately 2.7%, and 3.1% of accounts receivable for 2006, and 2005, respectively.

Intangible Assets. Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net identifiable assets acquired (“goodwill”) and the recognized permit value of the business. Prior to our adoption of SFAS 142, effective January 1, 2002, goodwill had been amortized over 20 to 40 years and permits amortized over 10 to 20 years. Effective January 1, 2002, we discontinued amortizing our indefinite life intangible assets (goodwill and permits). Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For goodwill the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The implied value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the impaired fair value of the reporting unit goodwill. On January 1, 2002, upon adopting SFAS 142 we obtained an initial financial valuation of our intangible assets, which indicated no impairment to our indefinite life intangible assets. Our annual financial valuations performed as of October 1, 2006 and October 1, 2005 indicated no impairments.

Accrued Closure Costs. Accrued closure costs represent a contingent environmental liability to clean up a facility in the event we cease operations in an existing facility. The accrued closure costs are estimates based on guidelines developed by federal and/or state regulatory authorities under Resource Conservation and Recovery Act ("RCRA"). Such costs are evaluated annually and adjusted for inflationary factors and for approved changes or expansions to the facilities. Increases due to inflationary factors for 2007 and 2006, have been approximately 2.9%, and 2.7%, respectively, and based on the historical information, we do not expect future inflationary changes to differ materially from the last three years. Increases or decreases in accrued closure costs resulting from changes or expansions at the facilities are determined based on specific RCRA guidelines applied to the requested change. This calculation includes certain estimates, such as disposal pricing, external labor, analytical costs and processing costs, which are based on current market conditions. However, except for the Michigan and Pittsburgh facilities, we have no current intention to close any of our facilities.

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

Share-Based Compensation. On January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised) (“SFAS 123R”), Share-Based Payment, a revision of FASB

Statement No. 123, Accounting for Stock-Based Compensation, superseding APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes accounting standards for entity exchanges of equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative upon adopting. We adopted SFAS 123R utilizing the modified prospective method in which compensation cost is recognized beginning with the effective date based on SFAS 123R requirements for all (a) share-based payments granted after the effective date and (b) awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

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

We recognize compensation expense based on the fair value at grant date using the Black-Scholes valuation model, using a straight-line amortization method over the option’s vesting period. As SFAS 123R requires that stock-based compensation expense be based on options that are ultimately expected to vest, stock-based compensation has been reduced for estimated forfeitures, which is estimated using historical trends of actual option forfeitures.

FIN 48
In July 2006, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 in the first quarter of 2007. The impact of our reassessment of our tax positions in accordance with FIN 48 did not have any impact on the result of operations, financial condition or liquidity. See Note “Income Taxes” in “Notes to Consolidated Financial Statements” for impact of FIN 48 on our financial statement.

Known Trends and Uncertainties
Seasonality. Historically, we have experienced a seasonal slowdown within our industrial segment operations and revenues during the winter months extending from late November through early March. The seasonality factor is a combination of poor weather conditions in the central plains and Midwestern geographical markets we serve for on-site and off-site waste management services, and the impact of reduced activities during holiday periods resulting in a decrease in revenues and earnings during such periods. Our engineering segment also experiences reduced activities and related billable hours throughout the November and December holiday periods. The DOE and DOD represent major customers for the Nuclear segment. In conjunction with the federal government's September 30 fiscal year-end, the Nuclear segment historically experienced seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements. Correspondingly for a period of approximately three months following September 30, the Nuclear segment is generally seasonably slow, as the governmental budgets are still being finalized, planning for the new year is occurring and we enter the holiday season. More recently, due to our efforts to work with the various government customers to smooth these shipment more evenly throughout the year, we have seen much less fluctuation in the quarters, with receipts in the fourth quarter 2006 actually higher than the third quarter. Receipts for first quarter 2007 were relatively flat as compared to first quarter of 2006. In addition, our revenue recognition policy further reduces this impact on our revenue. See “Revenue Recognition Estimates” in this “Management Discussion and Analysis of Financial Condition and Results of Operations”.

Economic Conditions. Economic downturns or recessionary conditions can adversely affect the demand for our services, principally within the Industrial segment. Reductions in industrial production generally follow such economic conditions, resulting in reduced levels of waste being generated and/or sent off for treatment. Although we believe we are currently experiencing an economic upturn, our Industrial revenues have decreased $988,000 from the three month ended March 31, 2006 as compared to the three months ended for the same period of 2007, as we continue to review contracts and revenue streams in efforts to replace those that are not profitable with more profitable ones.

Significant Customers. While our revenues are principally derived from numerous and varied customers, we have a significant relationship with the federal government and its contractors. During the three months ended March 31, 2007 and 2006, our Nuclear and Industrial segment performed services relating to waste generated by the federal government, either directly or indirectly as a subcontractor to the federal government, representing approximately $8,057,000 or 40.0%, and $8,503,000 or 40.3% of our consolidated revenues for the respective periods. Most, if not all, contracts with the federal government or with others as a subcontractor to the federal government provide that the government may terminate the contracts for convenience at any time.

Included in the amounts discussed above, are revenues from LATA/Parallax Portsmouth LLC (“LATA/Parallax”). In first quarter of 2006, our Nuclear segment was awarded a $9.4 million contract by LATA/Parallax to remove and treat U.S Department of Energy (DOE) special process waste from the DOE Portsmouth Gaseous Diffusion Plant located in Piketon, Ohio. LATA/Parallax performs environmental remediation services, including groundwater cleanup and waste management activities, under contract to DOE at the Portsmouth site. The subcontract requires treatment and disposal of mixed waste that was generated during Gaseous Diffusion Plant operations at the Piketon, Ohio plant and includes materials used to trap impurities, decontamination wastes, and wastes generated during system upgrades. Since signing the initial contract, the scope of our work has increased and the value of the contract has increased to approximately $11.5 million, with the period of performance expected to be completed by September 30, 2008. Our revenues from LATA/Parallax contributed $1,954,000 or 9.7% of our consolidated revenue for the three month ended March 31, 2007 and $458,000 or 2.2% for the same period ended 2006. As with contracts relating to the federal government, LATA/Parallax can terminate the contract with us at any time for convenience, which could have a material adverse effect on our operations.

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

Certain Legal Proceedings. Our subsidiary, PFD, is involved in certain legal proceedings with the DOJ, on behalf of the EPA, and sued under the citizen’s suit provision of the Clean Air Act in the United States District Court for the Southern District of Ohio, Western District, alleging, among other things, that it had not obtained a Title V air permits in order to operate its facility and is in violation of the Clean Air Act and applicable state statutes and regulations. The legal proceedings further allege that PFD failed to install appropriate air pollution control equipment, conduct appropriate recordkeeping, properly monitor and report, and that air emissions from PFD’s facility injured persons, endangered the health of the public and constituted a nuisance in violation of Ohio law.

On April 25, 2007 PFD reached an agreement in principle (“AIP”) with DOJ/USEPA representatives to settle all of the United States’ claims. In addition to taking specific actions to address relevant air pollution control regulations and permit requirements, the AIP states that PFD will pay a civil penalty of $800,000. However, at this time, PFD expects the $800,000 will consist of as many as three components: 1) cash payment to the appropriate regulatory authority; 2) supplemental environmental project(s) consisting of cash equivalent investment(s) in PFD’s facility and/or the local community; and 3) supplemental environmental project(s) consisting of one or more capital projects. The process for formalizing the details of a settlement agreement (consent decree) and meeting the DOJ/EPA official approval requirements (including public notice and comment) is expected to take between 90 and 120 days. Cost estimates associated with taking action to address air pollution control regulations and permit requirements are dependent upon the definitization of the consent decree. If agreement on all terms and format of such a final consent decree is not reached, then the AIP will be null and void and no party may seek to enforce it. The AIP does not address the citizen’s suit portion of the lawsuit, and, as a result, we expect the citizen’s suit to continue after finalization of the settlement with the federal government. PFD continues to mount a vigorous defense against, and seek an acceptable resolution of, the claims and requests for relief brought by the citizen’s group.

As of March 31, 2007, we have incurred approximately $2.7 million in costs in vigorously defending against the lawsuits above, of which approximately $1.2 million was incurred in the first quarter of 2007. On April 12, 2007, we were notified by our insurer, American International Group (“AIG”), that it has withdrawn its prior denial of coverage and has agreed to defend and indemnify us (PFD) in the above disclosed lawsuit, subject to insurer’s reservation of rights as discussed below.

Although our insurer has agreed to reimburse us for reasonable defense costs incurred in connection with the litigation prior to the insurer’s assumption of the defense, the insurer’s agreement to defend and indemnify PFD is subject to the insurer’s reservation of its rights to deny indemnity pursuant to various policy provisions and exclusions of the policy, including, without limitation, payment of any civil penalties and fines, as well as the insurer’s right to recoup any defense cost it has advanced in the event that it is determined that the policy provides no coverage. At this time, the amount of the reimbursement from our insurer of the amount of legal and out of pocket defense costs that we have incurred to date has not been determined. As such, we have not recorded any of the reimbursement.

Cost estimates associated with taking action to address air pollution control regulations and permit requirements are dependent upon the definitization of the consent decree. Nevertheless, these actions, including agreeing to operate the PFD facility as a “major source” in accordance with certain Clean Air Act hazardous air pollutant control requirements is not expected to have a material adverse affect on us or our liquidity.

Acquisition - Definitive Agreement
During April 2007, we entered into a definitive agreement (the “Merger Agreement”) to acquire Nuvotec USA, Inc. (Nuvotec) and its wholly owned subsidiary, Pacific EcoSolutions, Inc. (PEcoS) through a reverse subsidiary merger (the “Merger”). PEcoS is a nuclear waste management company that treats both low level and mixed waste, based in Richland, Washington. Subject and pursuant to the terms of the Merger Agreement, as consideration for the Merger, we would pay to the Nuvotec shareholders approximately $11.6 million, subject to adjustment, payable as follows: (a) $2.5 million in cash at closing of the Merger which amount the parties have orally agreed to modify to $2.1 million, subject to execution of a formal amendment to the Merger Agreement; (b) an earn-out amount not to exceed $4.6 million over a four year period (“Earn-Out Amount”), with the first $1.0 million of the Earn-Out Amount to be placed in an escrow account to satisfy certain indemnification obligations under the Merger Agreement of Nuvotec, PEcoS, and the shareholders of Nuvotec to us that we identify within two years following the Merger; and (c) subject to adjustment pursuant to the terms of the Merger Agreement and payable only to the shareholders of Nuvotec that qualify as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act:

·
$2.5 million, payable over a four year period (subject to voluntary prepaymenjt without penalty), unsecured and nonnegotiable and bearing an annual rate of interest of 8.25%, with (i) accrued interest only payable on June 30, 2008, (ii) $833,333.33, plus accrued and unpaid interest, payable on June 30, 2009, (iii) $833,333.33, plus accrued and unpaid interest, payable on June 30, 2010, and (iv) the remaining unpaid principal balance, plus accrued and unpaid interest, payable on June 30, 2011 (collectively, the “Installment Payments”).

·
$2.0 million in shares of our common stock, with the number of shares determined by dividing $2.0 million by 95% of average of the closing price of our common stock as quoted on the Nasdaq during the 20 trading days period ending five business days prior to the closing of the Merger; and

The Installment Payments and our common stock would be issued and paid only to the shareholders of Nuvotec that qualify as accredited investors in a private placement exempt from registration under Section 4(2) and/or Rule 506 of Regulation D.

The Merger Agreement requires that, upon completion of the Merger, the debt of Nuvotec and PEcoS will be limited to (a) approximately $9.1 million owing under Nuvotec’s existing credit facility, plus accrued and unpaid interest thereon, (b) $375,000 owing to certain stockholders of Nuvotec immediately prior to the Merger, plus accrued and unpaid interest thereon, which we will pay at the closing of the transaction, and (c) other liabilities incurred in the ordinary course of PEcoS’ business.

If the Merger is completed, we have agreed to increase the number of our directors from seven to eight and to take reasonable action to nominate and recommend for election Robert L. Ferguson (“Ferguson”), the current Chairman and Chief Executive Officer of Nuvotec and PEcoS, as a member of our board of directors. Mr. Ferguson’s nomination is subject to certain conditions, including the limitation that our board of directors is not required to nominate Ferguson if doing so would breach any fiduciary duty or legal requirements of the board.

Assumption of Nuvotec’s debt of approximately $9.1 million owing under its credit facility is anticipated to be paid by us with $2.9 million at closing with the remaining balance to be financed by Nuvotec’s lender, which is to be negotiated. We intend to fund any consideration and with debt assumed by us consisting of cash payments to be paid at closing from our borrowings under our Revolving Credit facility. We anticipate the acquisition will be completed in the second quarter of 2007.

The PEcoS’ facility is located on 45 acres adjacent to the Department of Energy’s (DOE) Hanford site, and is comprised of a low-level radioactive waste (LLRW) facility and a mixed waste (MW) facility. The LLRW facility has a radioactive materials license, and encompasses approximately 70,000 square feet. The MW facility has RCRA and TSCA permits, a radioactive materials license, and encompasses approximately 80,000 square feet. The DOE’s Hanford site was first utilized as part of the Manhattan Project and throughout the Cold War to provide the plutonium and other materials necessary for the development of nuclear weapons. Most of Hanford's reactors were shut down in the 1970s, while substantial quantities of nuclear waste still remain at the site. Currently, the Hanford Site is engaged in one of the nation’s largest environmental cleanups, which is expected to continue beyond 2030. PEcoS’ net revenue and net income during its fiscal year ended September 30, 2006, was approximately $13 million and $628,000, respectively.

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

For 2007, $1,409,000 is budgeted in environmental remediation expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at our facilities. Our facilities where the remediation expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia, PFTS's facility in Tulsa, Oklahoma, PFMD's facility in Baltimore, Maryland, and PFMI's facility in Detroit, Michigan. While no assurances can be made that we will be able to do so, we expect to fund the expenses to remediate the sites from funds generated internally.

At March 31, 2007, we had total accrued environmental remediation liabilities of $3,252,000, of which $1,463,000 is recorded as a current liability, a decrease of $26,000 from the December 31, 2006, balance of $3,278,000. This decrease represents payments on remediation projects. The March 31, 2007, current and long-term accrued environmental balance is as follows:

	Current Accrual	Long-term Accrual	Total
PFD	$299,000	$431,000	$730,000
PFM	461,000	328,000	789,000
PFSG	160,000	506,000	666,000
PFTS	7,000	30,000	37,000
PFMD	¾	391,000	391,000
	927,000	1,686,000	2,613,000
PFMI	536,000	103,000	639,000
	$1,463,000	$1,789,000	$3,252,000

Recently Adopted Accounting Standards
In July 2006, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 in the first quarter of 2007. As a result of the implementation of FIN 48, we have concluded that we have not taken any uncertain tax positions on any of our open tax returns filed through the period ended December 31, 2005 that would materially distort our financial statement. Our methods of accounting are based on established tax principles approved in the Internal Revenue Code (IRC) and are properly calculated and reflected within our returns. In addition, we have filed returns in all applicable jurisdictions in which it has material nexus warranting a return filing. Furthermore, we have not experience an ownership changed as defined in IRC section 382 that would further limit our ability to utilize net operating loss carryforwards as reflected on our 2003 through 205 tax returns.

We have not yet filed our income tax returns for the period ended December 31, 2006 tax year; however, we expect that the actual return will mirror tax positions taken within our income tax provision for 2006. As we believe that all such positions are fully supportable by existing Federal law and related interpretations, there are no uncertain tax positions to consider in accordance with FIN 48. The impact of our reassessment of our tax positions in accordance with FIN 48 did not have any impact on the result of operations, financial condition or liquidity.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect, if any, the adoption of SFAS 157 will have on our financial condition, results of operations and cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November, 15, 2007. We are currently evaluating the effect, if any, the adoption of SFAS 159 will have on our financial condition, results of operations and cash flow.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PART I, ITEM 3

We are exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC. As of March 31, 2007, we have no interest swap agreement outstanding, and we were exposed to variable interest rates under our loan arrangements with PNC. The interest rates payable to PNC are based on a spread over prime rate. If our floating rates of interest experienced an upward increase of 1%, our debt service would have increased by approximately $13,000 for the three months ended March 31, 2007.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONTROLS AND PROCEDURES

PART 1, ITEM 4

(a)	Evaluation of disclosure controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on their most recent evaluation, which was completed as of the end of the period covered by this Quarterly Report on Form 10-Q, we have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended) and believe that such are not effective, as a result of the identified material weaknesses in our internal control over financial reporting as set forth below (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

1.
The monitoring of pricing and invoicing process controls at certain facilities within the Company's Industrial Segment was ineffective and was not being applied consistently. This weakness could result in sales being priced and invoiced at amounts, which were not approved by the customer or the appropriate level of management. Further, controls over non-routine revenue streams in this segment, such as Bill & Hold transactions, were ineffective and could result in revenue being prematurely recognized. Although this material weakness did not result in an adjustment to the quarterly or annual financial statements, if not remediated, it has a more than remote potential to cause a material misstatement to be unprevented or undetected. We are currently evaluating this control weakness and anticipate remediation of this control weakness in the third quarter of 2007.

2.
The Company lacks the technical expertise and processes to ensure compliance with SFAS No. 109, “Accounting for Income Taxes”, and did not maintain adequate controls with respect to accurate and timely tax account reconciliations and analyses. This material weakness resulted in an audit adjustment and, if not remediated, it has a more than remote potential to cause a material misstatement to be unprevented or undetected. See below “Change in internal control over financial reporting” for corrective action taken by the Company to remediate this material weakness in our internal control over financial reporting.

3.
The Company lacks the technical expertise, controls and policies to ensure that significant non-routine transactions are being appropriately reviewed, analyzed, and monitored on a timely basis. Although this material weakness did not result in an adjustment to the quarterly or annual financial statements, if not remediated, it has more than a remote potential to cause a material misstatement to be unprevented or undetected. See below “Change in internal control over financial reporting” for corrective action taken by the Company to remediate this material weakness in our internal control over financial reporting.

(b)	Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting, other than reported below:

1.
We have obtained the service of an outside tax firm which will provide on-going technical expertise to ensure we accurately and timely complete tax account reconciliatons and analyses, in addition to ensuring compliance with applicable tax laws and regulations.

2.
We have obtained the service of an outside consulting firm which will provide the necessary on-going technical expertise to ensure that non-routine transactions are being appropriately reviewed, analyzed, accounted for and monitored on a timely and accurately basis.

PERMA-FIX ENVIRONMENTAL SERVICES, INC. PART II - Other Information
Item 1.	Legal Proceedings

There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2006, which is incorporated herein by reference. However, the following material developments has occurred with regard to the following legal proceedings:

Our subsidiary, PFD, is involved in certain legal proceedings with the DOJ, on behalf of the EPA, and sued under the citizen’s suit provision of the Clean Air Act in the United States District Court for the Southern District of Ohio, Western District, alleging, among other things, that it had not obtained a Title V air permits in order to operate its facility and is in violation of the Clean Air Act and applicable state statutes and regulations. The legal proceedings further allege that PFD failed to install appropriate air pollution control equipment, conduct appropriate recordkeeping, properly monitor and report, and that air emissions from PFD’s facility injured persons, endangered the health of the public and constituted a nuisance in violation of Ohio law.

On April 25, 2007 PFD reached an agreement in principle (“AIP”) with DOJ/USEPA representatives to settle all of the United States’ claims. In addition to taking specific actions to address relevant air pollution control regulations and permit requirements, the AIP states that PFD will pay a civil penalty of $800,000. However, at this time, PFD expects the $800,000 will consist of as many as three components: 1) cash payment to the appropriate regulatory authority; 2) supplemental environmental project(s) consisting of cash equivalent investment(s) in PFD’s facility and/or the local community; and 3) supplemental environmental project(s) consisting of one or more capital projects. The process for formalizing the details of a settlement agreement (consent decree) and meeting the DOJ/EPA official approval requirements (including public notice and comment) is expected to take between 90 and 120 days. Cost estimates associated with taking action to address air pollution control regulations and permit requirements are dependent upon the definitization of the consent decree. If agreement on all terms and format of such a final consent decree is not reached, then the AIP will be null and void and no party may seek to enforce it. The AIP does not address the citizen’s suit portion of the lawsuit, and, as a result, we expect the citizen’s suit to continue after finalization of the settlement with the federal government. PFD continues to mount a vigorous defense against, and seek an acceptable resolution of, the claims and requests for relief brought by the citizen’s suit.

As of March 31, 2007, we have incurred approximately $2.7 million in costs in vigorously defending against the lawsuits above, of which approximately $1.2 million was incurred in the first quarter of 2007. On April 12, 2007, we were notified by our insurer, American International Group (“AIG”), that it has withdrawn its prior denial of coverage and has agreed to defend and indemnify us and our Dayton, Ohio subsidiary, (PFD), in the above disclosed lawsuit, subject to the insurer’s reservation of rights as discussed above.

Although our insurer has agreed to reimburse us for reasonable defense costs incurred in connection with the Dayton litigation prior to the insurer’s assumption of the defense, the insurer’s agreement to defend and indemnify us and our Dayton, Ohio subsidiary is subject to the insurer’s reservation of its rights to deny indemnity pursuant to various policy provisions and exclusions of the policy, including, without limitation, payment of any civil penalties and fines, as well as the insurer’s right to recoup any defense cost it has advanced in the event that it is determined that the policy provides no coverage. At this time, the amount of the reimbursement from our insurer of the amount of legal and out of pocket costs that we have incurred to date has not been determined. As such, we have not recorded any of the reimbursement.

Item 1A.	Risk Factors

There has been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2006, except the following risk factor set forth in our Form 10-K is revised to read as follows:

“IF WE CANNOT MAINTAIN OUR GOVERNMENTAL PERMITS OR CANNOT OBTAIN REQUIRED PERMITS, WE MAY NOT BE ABLE TO CONTINUE OR EXPAND OUR OPERATIONS.

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

It has been alleged in a pending citizen’s suit in which the federal government intervened as a plaintiff that PFD’s facility does not have, and has been operating without having, all of its required air permits. PFD has entered into an agreement in principle to settle the federal government’s portion of the lawsuit, which agreement is subject to numerous conditions (including, among other things, finalization of a definitive consent order that is to be approved by the court). Under the agreement in principle, PFD has agreed to file for and obtain certain air permits. The agreement with the federal government does not limit the citizen’s suit and it is anticipated that the citizen’s suit will continue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Known Trends and Uncertainties” and “Legal Proceedings”.”

Item 6.	Exhibits

(a)	Exhibits

10.1
Agreement and Plan of Merger dated April 27, 2007, by and among Perma-Fix Environmental Services, Inc., Nuvotec USA, Inc., Pacific EcoSolutions, Inc., and PESI Transitory, Inc., which is incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K, filed May 3, 2007. The Company will furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.

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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: May 9, 2007	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti Chairman of the Board Chief Executive Officer

Date: May 9, 2007	By:	/s/ Steven Baughman
Steven T. Baughman
Chief Financial Officer