Form 10-Q
period 2007-06-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2007-08-14
CIK 891532

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

(770) 587-9898 (Registrant’s telephone number)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated Filer ☒     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at August 6, 2007
Common Stock, $.001 Par Value	53,035,257

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except for Share Amounts)	June 30, 2007 (Unaudited)	December 31, 2006

ASSETS
Current assets:
Cash	$60	$2,528
Restricted cash	35	35
Investment trading securities	121	¾
Accounts receivable, net of allowance for doubtful	10,547	9,488
account of $73 and $168
Unbilled receivables	11,758	12,313
Inventories	312	325
Prepaid expenses	1,920	2,855
Other receibables	74	1,596
Current assets included in assets for sale, net of allowance for
doubtful accounts of $330 and $247	9,014	7,100
Total current assets	$33,841	$36,240

Property and equipment:
Buildings and land	20,428	11,244
Equipment	29,929	20,599
Vehicles	141	141
Leasehold improvements	11,458	11,452
Office furniture and equipment	2,256	1,930
Construction-in-progress	1,295	4,609
	65,507	49,975
Less accumulated depreciation and amortization	(17,985)	(16,630)
Net property and equipment	47,522	33,345

Property and equipment included in assets for sale, net of accumulated depreciation of $13,641 and $13,341	13,194	13,281

Intangibles and other assets:
Permits	11,110	11,025
Goodwill	12,769	1,330
Unbilled receivable - non-current	3,275	2,600
Finite Risk Sinking Fund	5,633	4,518
Other assets	1,699	1,954
Intangibles and other assets included in assets held for sale	2,369	2,369
Total assets	$131,412	$106,662

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

(Amounts in Thousands, Except for Share Amounts)	June 30, 2007 (Unaudited)	December 31, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,109	$2,456
Current environmental accrual	447	453
Accrued expenses	12,348	8,118
Unearned revenue	3,758	3,575
Current liabilities related to assets held for sale	7,525	6,737
Current portion of long-term debt	4,080	2,092
Total current liabilities	33,267	23,431

Environmental accruals	296	348
Accrued closure costs	8,665	4,825
Other long-term liabilities	3,275	3,018
Long-term liabilities related to assets held for sale	3,746	3,895
Long-term debt, less current portion	13,549	5,407
Total long-term liabilities	29,531	17,493

Commitments and Contingencies

Total liabilities	62,798	40,924

Preferred Stock of subsidiary, $1.00 par value; 1,467,396	1,285	1,285
shares authorized, 1,284,730 shares issued and
outstanding, liquidation value $1.00 per share

Stockholders’ equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized,
no shares issued and outstanding	¾	¾
Common Stock, $.001 par value; 75,000,000 shares authorized,
52,252,363 and 52,053,744 shares issued, including 0 shares held
and 988,000 shares of treasury stock retired in 2006, respectively	52	52
Additional paid-in capital	95,691	92,980
Stock subscription receivable	(52)	(79)
Accumulated deficit	(28,362)	(28,500)
Total stockholders' equity	67,329	64,453
Total liabilities and stockholders' equity	$131,412	$106,662

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands, Except for Per Share Amounts)	2007	2006	2007		2006

Net revenues	$13,537	$14,040		$26,458	$26,936
Cost of goods sold	8,733	8,107		17,054	15,950
Gross profit	4,804	5,933		9,404	10,986

Selling, general and administrative expenses	3,759	3,689		7,474	7,090
Loss on disposal of property and equipment	2	¾		2	1
Income from operations	1,043	2,244		1,928	3,895

Other income (expense):
Interest income	78	58		166	89
Interest expense	(272)	(389)		(473)	(719)
Interest expense-financing fees	(48)	(48)		(96)	(96)
Other	9	(17)		(7)	(32)
Income from continuing operations before taxes	810	1,848		1,518	3,137
Income tax expense	58	107		183	179
Income from continuing operations	752	1,741		1,335	2,958

Income (loss) from discontinued operations, net of taxes	470	84		(1,197)	(455)
Net income	1,222	1,825		138	2,503

Preferred Stock dividends	¾	¾		¾	¾
Net income applicable to Common Stock	$1,222	$1,825		$138	$2,503

Net income (loss) per common share - basic
Continuing operations	$.01	$.04		$.02	$.06
Discontinued operations	.01	¾		(.02)	(.01)
Net income (loss) per common share	$.02	$.04	$	¾	$.05

Net income (loss) per common share - diluted
Continuing operations	$.01	$.04		$.02	$.06
Discontinued operations	.01	¾		(.02)	(.01)
Net income (loss) per common share	$.02	$.04	$	¾	$.05

Number of common shares used in computing
net income (loss) per share:
Basic	52,131	45,117		52,097	44,975
Diluted	53,601	46,380		53,333	45,805

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(Amounts in Thousands)	2007	2006
Cash flows from operating activities:
Net income	$138	$2,503
Loss on discontinued operations	1,197	455

Income from continuing operations	1,335	2,958

Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	1,628	1,510
Provision (credit) for bad debt and other reserves	(41)	(144)
Loss on disposal of property and equipment	2	1
Issuance of Common Stock for services	25	22
Share based compensation	162	85
Changes in operating assets and liabilities of continuing operations, net of effects from business acquisitions:
Accounts receivable	1,276	1,849
Unbilled receivables	(121)	(3,141)
Prepaid expenses, inventories and other assets	2,926	2,821
Accounts payable, accrued expenses, and unearned revenue	(596)	(3,017)
Cash provided by continuing operations	6,596	2,944
Cash used in discontinued operations	(1,815)	(1,428)
Cash provided by Operating Activities	4,781	1,516

Cash flows from investing activities:
Purchases of property and equipment, net	(1,627)	(1,294)
Proceeds from sale of plant, property and equipment	4	¾
Change in restricted cash, net	¾	¾
Change in finite risk sinking fund	(1,115)	(1,080)
Cash used for acquisition consideration, net of cash acquired	(2,341)	¾
Cash used in investing activities of continuing operations	(5,079)	(2,374)
Cash (used in) provided by investing activities of discontinued operations	(322)	134
Cash used in Investing Activities	(5,401)	(2,240)

Cash flows from financing activities:
Net borrowings of revolving credit	4,452	1,297
Principal repayments of long-term debt	(6,482)	(1,208)
Proceeds from issuance of stock	359	1,501
Repayment of stock subscription receivable	27	¾
Cash (used in) provided by financing activities of continuing operations	(1,644)	1,590
Principal repayment of long-term debt for discontinued operations	(204)	(247)
Cash (used in) provided by financing activities	(1,848)	1,343

(Decrease) Increase in cash	(2,468)	619
Cash at beginning of period	2,528	94
Cash at end of period	$60	$713

Supplemental disclosure:
Interest paid	$420	$501
Non-cash investing and financing activities:
Long-term debt incurred for purchase of property and equipment	603	94

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, for the six months ended June 30, 2007)

(Amounts in thousands,	Common Stock		Additional Paid-	Loan for	Accumulated	Total Stockholders'
except for share amounts)	Shares	Amount	In Capital	Equity	Deficit	Equity
Balance at December 31, 2006	52,053,744	$52	$92,980	$(79)	$(28,500)	$64,453

Net Income	¾	¾	¾	¾	138	138
Issuance of Common Stock for cash
and services	¾	¾	25	¾	¾	25
Issuance of Common Stock upon
exercise of Warrants & Options	198,619	¾	359	¾	¾	359
Common Stock Issuable in conjunction
with acquisition	¾		2,165			2,165
Share based compensation	¾	¾	162	¾	¾	162
Repayment of stock subscription receivable	¾	¾	¾	27	¾	27
Balance at June 30, 2007	52,252,363	$52	$95,691	$(52)	$(28,362)	$67,329

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007
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

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

On May 18, 2007, our Board of Directors authorized management to consider the divestiture of all or a part of our Industrial Segment. On May 25, 2007, we entered into a letter of intent to sell our Industrial Segment to The Environmental Quality Company (EQ), excluding our facility in Pittsburgh, Pennsylvania, owned by our subsidiary, Perma-Fix of Pittsburgh, Inc. (“PFP), and our facility in Detroit, Michigan, owned by our subsidiary, Perma-Fix of Michigan, Inc. (“PFMI”), two facilities which have been approved as discontinued operations by our Board of Directors effective November, 8, 2005, and October 4, 2004, respectively. Subsequent to entering into the letter of intent with EQ, the EQ has advised us that they will be unable to proceed with the transaction as contemplated by the letter of intent. As a result, we are in the process of considering additional offers that we have received to purchase all or portions of our Industrial Segment. Management considers the sale of the Industrial Segment before June 30, 2008 to be probable. At May 25, 2007, the Industrial Segment met the held for sale criteria under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and therefore, certain assets and liabilities of the Industrial Segment are presented as held for sale, and we have ceased depreciation of the Industrial Segment’s long-lived assets classified as held for sale. The result of operations and cash flows of the Industrial Segment have been reported in the Consolidated Financial Statements as discontinued operations for all periods presented.

The results of operations for the six months ended June 30, 2007, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2007.

2.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above, with the exception of investment as discussed below, which was added to our balance sheet as of June 30, 2007, as result of the acquisition of Nuvotec (n/k/a Perma-Fix Northwest, Inc.) and its wholly owned subsidiary Pacific EcoSolutions, Inc (PEcoS) (n/k/a Perma-Fix Northwest Richland, Inc.). See “Note 10 - Acquisition” in “Notes to “Consolidated Financial Statements” on terms and accounting treatment of the acquisition.

Investment
Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards, (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities” which requires certain securities to be categorized as either trading, available-for-sale, or held-to-maturity. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Investments classified as held-to-maturity are carried at amortized cost. The Company currently has only trading securities with unrealized gains and losses included in earnings. The Company reviews its investments quarterly for declines in market value that are other than temporary. Investments that have declined in market value that are determined to be other than temporary, are charged to other income by writing that investment down to market value.

Recently Adopted Accounting Pronouncements
FIN 48
Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48), which supplements Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustments would be recorded directly to retained earnings and reported as a change in accounting principle. We adopted FIN 48 as of January 1, 2007, and concluded that we have not taken any uncertain tax positions on any of our open returns filed through the period ended December 31, 2005, that would materially distort our financial statements.

We have not yet filed our income tax returns for the tax year ended December 31, 2006; however, we expect that the actual income tax returns will mirror tax positions taken within our income tax provision for 2006. As we believe that all such positions are fully supportable by existing Federal law and related interpretations, there are no uncertain income tax positions to consider in accordance with FIN 48.

We reassess the validity of our conclusions regarding uncertain income tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position's sustainability under audit. The impact of this reassessment for the second quarter of 2007 did not have any impact on our results of operations, financial condition or liquidity.

Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation. Additionally, prior period balances and results have been reclassified for the retroactive effect of discontinued operations. Refer to Note 7.

3.	Stock Based Compensation

On January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised) ("SFAS 123R"), Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, superseding APB Opinion No. 25,

Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes accounting standards for entity exchanges of equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS 123R.

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

As of June 30, 2007, we had 2,419,833 employee stock options outstanding, which included 1,558,500 that were outstanding and fully vested at December 31, 2005, 794,666 of the 833,000 employee stock options approved and granted on March 2, 2006, of which 242,666 are vested, and 66,667 of the 100,000 employee stock options approved and granted on May 15, 2006, of which 33,333 became vested and were exercised on May 15, 2007. The weighted average exercise price of the 1,801,166 outstanding and fully vested employee stock options is $1.96 with a weighted contractual life of 3.79 years. The employee stock options outstanding at December 31, 2005 are ten year options, issuable at exercise prices from $1.25 to $3.00 per share, and expiration dates from October 14, 2008 to October 28, 2014. The employee stock option grants in March and May 2006 are six year options with a three year vesting period, with exercise prices from $1.85 to $1.86 per share. Additionally, we also have 489,000 outstanding and fully vested director stock options, of which 90,000 became fully vested in January 2007, with exercise price ranging from $1.2188 to $2.98 per share and expiration dates from December 8, 2007 to July 27, 2016. The 90,000 director stock options were granted on July 27, 2006, resulting from the reelection of our Board of Directors. The weighted average exercise price of the 489,000 outstanding and fully vested director stock option is $1.97 with a weighted contractual life of 6.17 years. We have not granted any employee or director stock options for the six months ended June 30, 2007.

For the three and six months ended June 30, 2007, we recognized share based compensation expense of approximately $51,000 and $138,000, respectively, for the employee stock options grants of March 2, 2006 and May 15, 2006, as compared to $56,000 and $74,000 for the same period ended June 30, 2006. For the stock option grants on March 2, 2006 and May 15, 2006, we have estimated compensation expense based on the fair value at grant date using the Black-Scholes valuation model, and have recognized compensation expense using a straight-line amortization method over the three year vesting period. As SFAS 123R requires that stock-based compensation expense be based on options that are ultimately expected to vest, approximately $30,000 of the $138,000 share based compensation expense recognized above for the six months ended June 30, 2007, was the result of the difference between our estimated forfeiture rate of 5.7% and the actual forfeiture rate of 1.7% for the first year vesting of our March 2, 2006 employee option grant. When estimating forfeitures, we consider trends of actual option forfeitures. The forfeiture rates are evaluated, and revised as necessary. We had no share based compensation expense and recognized $24,000 for the three and six months ended June 30, 2007, respectively, for the 90,000 director option grant made on July 27, 2006, which became vested in January 2007, as compared to no share based compensation expense and $11,000 for the corresponding period ended June 30, 2006. The $11,000 in share based compensation recognized for the six months ended June 30, 2006, resulted from our director stock options granted prior to but not yet vested as of January 1, 2006, pursuant to the adoption of SFAS 123R. In total, the share compensation expense for the three and six months ended June 30, 2007 for our director and employee stock option impacted our results of operations by $51,000 and $162,000, respectively, as compared to $56,000 and $85,000 for the corresponding period ended June 30, 2006. We have approximately $518,000 of total unrecognized compensation cost related to unvested options as of June 30, 2007, of which approximately $109,000 will be recognized in remaining 2007, $219,000 will be recognized in 2008, and the remaining $190,000 in 2009.

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

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in thousands except per share amounts)	2007	2006		2007	2006
Earnings per share from continuing operations
Income from continuing operations	$752		$1,741	$1,335	$2,958
Preferred stock dividends	¾		¾	¾	¾
Income from continuing operations applicable to	752		1,741	1,335	2,958
Common Stock
Effect of dilutive securities:
Preferred Stock dividends	¾		¾	¾	¾
Income- diluted	$752		$1,741	$1,335	$2,958
Basic income per share	$.01		$.04	$.02	$.06
Diluted income per share	$.01		$.04	$.02	$.06

Earnings per share from discontinued operations
Income (loss) - basic and diluted	$470		$84	$(1,197)	$(455)
Basic income (loss) per share	$.01	$	¾	$(.02)	$(.01)
Diluted income (loss) per share	$.01	$	¾	$(.02)	$(.01)

Weighted average shares outstanding - basic	52,131		45,117	52,097	44,975
Potential shares exercisable under stock option
plan	882		284	711	184
Potential shares upon exercise of Warrants	588		979	525	646
Weighted average shares outstanding - diluted	53,601		46,380	53,333	45,805

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options	115		1,293	155	1,293
Upon exercise of Warrants	¾		1,776	¾	1,776

5.	Long Term Debt

Long-term debt consists of the following at June 30, 2007, and December 31, 2006:
(Amounts in Thousands)	June 30, 2007 (Unaudited)	December 31, 2006
Revolving Credit facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at prime rate plus ½%
(8.75% at June 30, 2007), balance due in August 2008.	$4,452	$	¾
Term Loan dated December 22, 2000, payable in equal monthly
installments of principal of $83, balance due in August 2008, variable
interest paid monthly at prime rate plus 1% (9.25% at June 30, 2007).	5,000		5,500
Promissory Note dated June 25, 2001, payable in semiannual installments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable law rate determined under the IRS
Code Section (10.0% on June 30, 2007) and is payable in one lump
sum at the end of installment period.	1,034		1,434
Promissory Note dated June 25,2007, payable in monthly installments of principal of $160 starting July 2007 and $173 starting July 2008,
variable interest paid monthly at prime rate plus 1.125%	4,000		¾
Installment Agreement in the Agreement and Plan of Merger with
Nuvotec and PEcoS, dated April 27, 2007, payable in three equal yearly installment of principal of $833 beginning June 2009. Interest accrues at annual rate of 8.25% on outstanding principal balance starting
June 2007 and payable yearly starting June 2008	2,500		¾
Installment Agreement dated June 25, 2001, payable in semiannual IRS installments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable law rate determined under the
Code Section (10.0% on June 30, 2007) and is payable in one
lump sum at the end of installment period.	253		353
Various capital lease and promissory note obligations, payable 2007 to
2012, interest at rates ranging from 5.0% to 15.7%.	1,372		1,042
	18,611		8,329
Less current portion of long-term debt	4,080		2,092
Less long-term debt related to assets held for sale	982		830
	$13,549		$5,407

Revolving Credit and Term Loan Agreement
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement (“Agreement”) with PNC Bank, National Association, a national banking association (“PNC”) acting as agent (“Agent”) for lenders, and as issuing bank, as amended. The Agreement provides for a term loan (“Term Loan”) in the amount of $7,000,000, which requires monthly installments of $83,000 with the remaining unpaid principal balance due on May 31, 2008. The Agreement also provides for a revolving line of credit (“Revolving Credit”) with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary. As of June 30, 2007, the excess availability under our Revolving Credit was $7,006,000 based on our eligible receivables.

Pursuant to the Agreement, as amended, the Term Loan bears interest at a floating rate equal to the prime rate plus 1%, and the Revolving Credit at a floating rate equal to the prime rate plus ½%. The Agreement was subject to a prepayment fee of 1% until March 25, 2006, and ½% until March 25, 2007, had we elected to terminate the Agreement with PNC.

On June 12, 2007, we entered into Amendment No. 6 with PNC Bank. Pursuant to Amendment No. 6, PNC provided Consent to the Company’s acquisition of Nuvotec (n/k/a Perma-Fix Northwest, Inc.) and its wholly owned subsidiary, PEcoS (k/n/a Perma-Fix of Northwest Richland, Inc.), which was completed on June 13, 2007. See “Note 10 - Acqusition” in “Notes to Consolidated Financial Statements” for terms and accounting treatment of the acquisition. PNC also provided consent for the Company to issue a corporate guaranty for a portion of the debt being assumed as result of the acquisition. In addition, the Amendment provided us with an additional $2,000,000 of availability via a sub-facility within our secured revolver loan. The availability from this sub-facility will be amortized at a rate of $83,333 per month.

On July 18, 2007, we entered into Amendment No. 7 with PNC Bank, which extended the due date of the $25 million credit facility entered into on December 22, 2000 from May 31, 2008 to August 29, 2008. Pursuant to the term of the Amendment, we may terminate the agreement upon 60 days’ prior written notice upon payment in full of the obligation.

Promissory Notes
In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation (“PDC”), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2007 will be approximately $400,000 semiannually. Interest is accrued at the applicable law rate (“Applicable Rate”) pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended (10% on June 30, 2007) and payable in one lump sum at the end of the loan period. On June 30, 2007, the outstanding balance was $2,951,000 including accrued interest of approximately $1,917,000. Pursuant to the agreement the accrued interest is to be paid at the end of the term, and as such, is recorded as a long-term liability. PDC has directed M&EC to make all payments under the promissory note directly to the Internal Revenue Service (“IRS”) to be applied to PDC’s obligations under its installment agreement with the IRS.

In conjunction with our acquisition of Nuvotec (n/k/as Perma-Fix Northwest, Inc.) and PEcoS (n/k/a as Perma-Fix Northwest Richland, Inc.), which was completed on June 13, 2007, we entered into a promissory note for a principal amount of $4.0 million to KeyBank National Association, dated June 13, 2007, which represents debt assumed by us as result of the acquisition. The promissory note is payable over a two years period with monthly principal repayment of $160,000 starting July 2007 and $173 starting July 2008, along with accrued interest. Interest is accrued at prime rate plus 1.125%.

Installment Agreement
Additionally, M&EC entered into an installment agreement with the IRS for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2007 will be approximately $100,000 semiannually. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On June 30, 2007, the rate was 10%. On June 30, 2007, the outstanding balance was $715,000 including accrued interest of approximately $462,000. The accrued interest is to be paid at the end of the term, and as such, is recorded as a long-term liability, pursuant to the terms of the agreement.

In conjunction with our acquisition of Nuvotec (n/k/as Perma-Fix Northwest, Inc.) and PEcoS (n/k/a as Perma-Fix Northwest Richland, Inc.), which was completed on June 13, 2007, pursuant to the Agreement and Plan of Merger, dated April 27, 2007, which was subsequently amended on June 13, 2007, we agreed to pay shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2.5 million, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011. Interest is accrued on outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.

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

Legal
In the normal course of conducting our business, we are involved in various litigation. There has been no material change in legal proceedings from those disclosed previously in the Company’s Form 10-K for the year ended December 31, 2006, and our Form 10-Q for the period ended March 31, 2007, except as follows:

We have previously disclosed that in December 2004, our Dayton, Ohio subsidiary, Perma-Fix of Dayton, Inc. (PFD) was sued under the citizen’s suit provisions of the Clean Air Act in the United States District Court for the Southern District of Ohio, Western District, styled Barbara Fisher v. Perma-Fix of Dayton, Inc. The suit alleges violation by PFD of a number of state and federal clean air statutes in connection with the operation of PFD’s facility, primarily due to PFD’s operating its facility without a Title V air permit. The complaint further alleges that PFD failed to install appropriate air pollution control equipment, conduct appropriate recordkeeping, properly monitor and report, and further alleges that air emissions from PFD’s facility injured persons, endangered the health of the public and constituted a nuisance in violation of Ohio law. The action seeks remediation, injunctive relief, imposition of civil penalties, attorney fees, and costs and other forms of relief. On or about May 19, 2006, the U.S. Department of Justice (“DOJ”), on behalf of the EPA, intervened in the case seeking injunctive relief and civil penalties against PFD for alleged violations which parallel certain claims asserted in the citizen’s suit, including claims PFD’s failure to have obtained, and to have operated its facility without, a Title V air permit, failure to install appropriate air pollution control equipment and conduct appropriate recordkeeping, monitoring and reporting was in violation of the Clean Air Act and applicable regulations. The federal complaint also alleges that PFD failed to respond to a formal request for information from the EPA in a timely manner and request civil penalties.

On April 25, 2007, PFD reached an agreement in principle (“AIP”) with DOJ/USEPA representatives to settle all of the United States’ claims. In addition to taking specific actions to address relevant air pollution control regulations and permit requirements, the AIP states that PFD will pay a civil penalty of $800,000. However, at this time, PFD expects the $800,000 may consist of as many as three components: 1) cash payment to the appropriate regulatory authority; 2) supplemental environmental project(s) consisting of cash equivalent investment(s) in PFD’s facility and/or the local community; and 3) supplemental environmental project(s) consisting of one or more capital projects. Completing a formal settlement agreement (consent decree) and meeting the DOJ/EPA official approval requirements (including public notice and comment) is on-going. Cost estimates associated with taking action to address air pollution control regulations and permit requirements will depend on specific details of the consent decree. Absent agreement on all terms and format of such a final consent decree is not reached, then the AIP will be null and void and no party may seek to enforce it. The AIP does not address the citizen’s suit. We therefore, expect the citizen’s suit to continue after settlement with the federal government. PFD continues to mount a vigorous defense against, and seek an acceptable resolution of, the claims and requests for relief of the citizen’s group.

As of June 30, 2007, we have incurred approximately $2.9 million in costs in vigorously defending against the lawsuits above. About $1.2 million was incurred in the first quarter of 2007. On April 12, 2007, our insurer, American International Group (“AIG”), withdrew its prior coverage denial and has agreed to defend and indemnify PFD in the above lawsuit described, subject to AIG’s reservation of rights as discussed below.

AIG has agreed to reimburse PFD for reasonable defense costs of litigation prior to its assumption of the defense, but this agreement to defend and indemnify PFD is subject to the AIG’s reservation of its rights to deny indemnity pursuant to various policy provisions and exclusions, including, without limitation, payment of any civil penalties and fines, as well as and AIG’s right to recoup any defense cost it has advanced if AIG later determines that its policy provides no coverage. At this time, the amount of AIG’s reimbursement for legal and out of pocket defense costs incurred to date is estimated to be $2.5 million, which AIG has agreed to reimburse and which we have recorded as a recovery within our discontinued operations for the quarter ended June 30, 2007. Partial reimbursement from AIG of $750,000 was received on July 11, 2007. The balance of the reimbursement is currently expected to be received during the third quarter of 2007.

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

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that in the event of closure our permitted facilities will be closed in accordance with the regulations. The policy provides a maximum $35 million of financial assurance coverage of which the coverage amount totals $30,096,000 at June 30, 2007, and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy required an upfront payment of $4.0 million, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account. In February 2007, we paid our fourth of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of June 30, 2007, we have recorded $5,633,000 in our sinking fund on the balance sheet, which includes interest earned of $436,000 on the sinking fund as of June 30, 2007. Interest income for the three and six months ended June 30, 2007, was $67,000 and $124,000, respectively.

7.	Discontinued Operations

Our Industrial Segment has sustained losses in each year since 2000. The facilities in our Industrial Segment provide on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial waste, and wastewater. Certain of our facilities within the Industrial Segment provide waste management services to governmental agencies. On May 18, 2007, our Board of Directors authorized management to consider the divestiture of all or a part of our Industrial Segment. On May 25, 2007, we entered into a letter of intent to sell our Industrial Segment to The Environmental Quality Company (EQ), excluding our facility in Pittsburgh, Pennsylvania, owned by our subsidiary, Perma-Fix of Pittsburgh, Inc. (“PFP), and our facility in Detroit, Michigan, owned by our subsidiary, Perma-Fix of Michigan, Inc. (“PFMI”), two facilities which have been approved as discontinued operations by our Board of Directors effective November, 8, 2005, and October 4, 2004, respectively. Subsequent to entering into the letter of intent with EQ, EQ has advised us that they will be unable to proceed with the transaction as contemplated by the letter of intent. As a result, we are in the process of considering additional offers that we have received to purchase all or portions of our Industrial Segment. Management considers the sale of the Industrial Segment before June 30, 2008 to be probable.

At May 25, 2007, the Industrial Segment met the held for sale criteria under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and therefore, certain assets and liabilities of the Industrial Segment are presented as held for sale, and we have ceased depreciation of the Industrial Segment’s long-lived assets classified as held for sale. The result of operations and cash flows of the Industrial Segment have been reported in the Consolidated Financial Statements as discontinued operations for all periods presented.

We performed an updated internal analysis on the tangible and intangible assets to test for impairment in the Industrial Segment, as required by Statement of Financial Accounting Standard (SFAS) 144, “Accounting for the Impairment or disposal of Long-Lived Assets” and SFAS 142, “Goodwill and Other Intangible Assets”. Our analysis included the comparison of the offered sale price to the carrying value of the investment in the Industrial Segment. Based on our analysis of recent development and consideration of our most recent October 1, 2006 report which was conducted by an independent appraiser, we concluded that no impairment existed as of June 30, 2007.

The following table summarizes the results of discontinued operations for the three and six months ended June 20, 2007, and 2006. These results are included in our Consolidated Statements of Operations as part of our “Income (loss) from discontinued operations, net of taxes”.

	Three Months Ended				Six Months Ended
(Amounts in Thousands)	June 30,				June 30,
	2007		2006		2007		2006

Net revenue		$8,152		$9,474		$15,387		$17,696
Operating income (loss) from
discontinued operations		$470		$84		$(1,197)		$(455)
Income tax provision	$	¾	$	¾	$	¾	$	¾
Income (loss) from discontinued operations		$470		$84		$(1,197)		$(455)

As previously disclosed, the Company’s insurer recently withdrew its prior denial of coverage and agreed to defend and indemnify Perma-Fix and its Dayton, Ohio subsidiary in the previously disclosed lawsuit brought against the Dayton, Ohio subsidiary by a citizens’ group and the federal government alleging, among other things, that our Dayton subsidiary was operating without appropriate air permits. Our insurer’s agreement is subject to a reservation of rights to deny indemnity pursuant to various provisions and exclusions under the policy, including, without limitation, payment of any civil penalties and fines, and the insurer’s right to recoup any defense cost it has advanced in the event that the policy provides no coverage. Perma-Fix has recently been advised that its insurer will reimburse the Company for approximately $2.5 million previously spent to defend this litigation. As a result, the Company recorded a recovery within discontinued operations of $2.5 million for the quarter ended June 30, 2007. In accordance with EITF (Emerging Issues Task Force) 01-10, Perma-Fix has received $750,000 of the $2.5 million anticipated cash reimbursement from its insurer and anticipates recovering the balance during the third quarter of 2007. This was partially offset by $800,000 of reserves recorded in discontinued operations for the anticipated settlement (see “Note 6 - Commitments and Contingencies - Legal”).

Asset and liabilities related to discontinued operations total $24,577,000 and $11,271,000 as of June 30, 2007, respectively and $22,750,000 and $10,632,000 as of December 31, 2006, respectively.

The following table presents Industrial Segment’s major classes of assets and liabilities classified as held for sale as of June 30, 2007, and December 31, 2006:

(Amounts in Thousands)	2007	2006

Account receivable, net	$5,036	$5,768
Inventories	543	522
Other assets	5,804	3,179
Property, plant and equipment, net	13,194	13,281
Total assets held for sale	$24,577	$22,750
Account payable	$2,096	$2,132
Accrued expenses and other liabilities	4,433	3,760
Deferred revenue	¾	¾
Note payable	982	830
Environmental liabilities	1,094	1,094
Total liabilities held for sale	$8,605	$7,816

The table above represents the respective assets and liabilities that are held for sale as of June 30, 2007, and December 31, 2006 which excludes certain liabilities, consisting of the pension liability at Perma-Fix Michigan (see discussion below) and the environmental liabilities at Perma-Fix of Michigan and Perma-Fix Dayton. Pension liability of $1,352,000 and environmental liabilities of $1,314,000 are excluded from liabilities held for sale as of June 30, 2007, and pension liability of $1,433,000 and environmental liabilities of $1,383,000 are excluded from liabilities held for sale as of December 31, 2006. The held for sale asset and liabilities balances as of June 30, 2007 may differ from the respective balances at closing.

Non Operational Facilities
The Industrial Segment includes two previously shut-down facilities which were presented as discontinued operations in prior years. These facilities include Perma-Fix of Pittsburgh (PFP) and Perma-Fix of Michigan (PFMI). Our decision to discontinue operations at PFP was due to our reevaluation of the facility and our inability to achieve profitability at the facility. During February 2006, we completed the remediation of the leased property and the equipment at PFP, and released the property back to the owner. Our decision to discontinue operations at PFMI was principally a result of two fires that significantly disrupted operations at the facility in 2003, and the facility’s continued drain on the financial resources of our Industrial Segment. As a result of the discontinued operations at the PFMI facility, we are required to complete certain closure and remediation activities pursuant to our RCRA permit. Also, in order to close and dispose of the facility, we may have to complete certain additional remediation activities related to the land, building, and equipment. The level and cost of the clean-up and remediation will be determined by state mandated requirements, the extent to which is not known at this time. Also, impacting this estimate is the level of contamination discovered, as we begin remediation, and the related clean-up standards which must be met in order to dispose of or sell the facility. We engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we estimated the cost of this environmental closure and remediation liability to be $2,464,000. During 2006 we re-evaluated our required activities to close and remediate the facility, and during the quarter ended June 30, 2006, we began implementing the modified methodology to remediate the facility. As a result of the reevaluation and the change in methodology, we reduced the accrual by $1,182,000. We have spent approximately $689,000 for closure costs since September 30, 2004, of which $60,000 has been spent during the six months of 2007 and $74,000 was spent in 2006. We have $593,000 accrued for the closure, as of June 30, 2007, and we anticipate spending $346,000 in 2007 with the remainder over the next five years.

As of June 30, 2007, PFMI has a pension payable of $1,352,000. The pension plan withdrawal liability, is a result of the termination of the union employees of PFMI. The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period. This obligation is recorded as a long-term liability, with a current portion of $158,000 that we expect to pay over the next year.

8.	Operating Segments

Pursuant to FAS 131, we define an operating segment as a business activity:

·	from which we may earn revenue and incur expenses;
·	whose operating results are regularly reviewed by the segment president to make decisions about resources to be allocated to the segment and assess its performance; and
·	For which discrete financial information is available.

We currently have two operating segments, which are defined as each business line that we operate. This however, excludes corporate headquarters, which does not generate revenue, and our discontinued operations, which include our facilities in our Industrial Segment. (See “Note 7 - Discontinued Operations” to “Notes to Consolidated Financial Statements”.

Our operating segments are defined as follows:

The Nuclear Waste Management Services segment provides treatment, storage, processing and disposal of nuclear, low-level radioactive, mixed (waste containing both hazardous and non-hazardous constituents), hazardous and non-hazardous waste through our four facilities; Perma-Fix of Florida, Inc., Diversified Scientific Services, Inc., East Tennessee Materials and Energy Corporation, and our newly acquired facility, Perma-Fix of Northwest (See “Note 10 - Acquisition” to “Notes to Consolidated Financial Statements”).

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

Our discontinued operations encompass our facilities in our Industrial Waste Management Services Segment which provides on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial waste, and wastewater through our six facilities; Perma-Fix Treatment Services, Inc., Perma-Fix of Dayton, Inc., Perma-Fix of Ft. Lauderdale, Inc., Perma-Fix of Orlando, Inc., Perma-Fix of South Georgia, Inc., and Perma-Fix of Maryland, Inc. We provide through certain of our facilities various waste management services to certain governmental agencies. Our discontinued operations also include PFMI and PFP, two non-operational facilities.

The following table presents certain financial information in thousands by business segment as of and for the three and six months ended June 30, 2007 and 2006, for our operating segments.

Segment Reporting for the Quarter Ended June 30, 2007
	Nuclear		Engineering	Segments Total	Corporate (2)			Consolidated Total
Revenue from external customers	$13,005	(3)	$532	$13,537	$	¾		$13,537
Intercompany revenues	737		308	1,045		¾		1,045
Gross profit	4,639		165	4,804		¾		4,804
Interest income	¾		¾	¾		78		78
Interest expense	131		¾	131		141		272
Interest expense-financing fees	¾		¾	¾		48		48
Depreciation and amortization	832		9	841		16		857
Segment profit (loss)	2,295		43	2,338		(1,586)		752
Segment assets(1)	95,572		2,008	97,580		33,832	(4)	131,412
Expenditures for segment assets	496		2	498		10		508
Total long-term debt	8,166		11	8,177		9,452	(5)	17,629

Segment Reporting for the Quarter Ended June 30, 2006
	Nuclear		Engineering	Segments Total		Corporate (2)		Consolidated Total
Revenue from external customers	$13,106	(3)	$934	$14,040	$	¾		$14,040
Intercompany revenues	596		130	726		¾		726
Gross profit	5,714		219	5,933		¾		5,933
Interest income	¾		¾	¾		58		58
Interest expense	123		¾	123		266		389
Interest expense-financing fees	¾		¾	¾		48		48
Depreciation and amortization	735		10	745		12		757
Segment profit (loss)	3,375		60	3,435		(1,694)		1,741
Segment assets(1)	64,593		2,483	67,076		32,468	(4)	99,544
Expenditures for segment assets	954		26	980		12		992
Total long-term debt	2,562		19	2,581		9,744	(5)	12,325

Segment Reporting for the Six Months Ended June 30, 2007
	Nuclear		Engineering	Segments Total		Corporate(2)		Consolidated Total
Revenue from external customers	$25,349	(3)	$1,109	$26,458	$	¾		$26,458
Intercompany revenues	1,292		543	1,835		¾		1,835
Gross profit	9,071		333	9,404		¾		9,404
Interest income	¾		¾	¾		166		166
Interest expense	222		1	223		250		473
Interest expense-financing fees	¾		¾	¾		96		96
Depreciation and amortization	1,575		18	1,593		35		1,628
Segment profit (loss)	4,305		92	4,397		(3,062)		1,335
Segment assets(1)	95,572		2,008	97,580		33,832	(4)	131,412
Expenditures for segment assets	1,849		13	1,862		13		1,875
Total long-term debt	8,166		11	8,177		9,452	(5)	17,629

Segment Reporting for the Six Months Ended June 30, 2006
	Nuclear		Engineering	Segments Total		Corporate(2)		Consolidated Total
Revenue from external customers	$25,264	(3)	$1,672	$26,936	$	¾		$26,936
Intercompany revenues	1,269		240	1,509		¾		1,509
Gross profit	10,535		451	10,986		¾		10,986
Interest income	¾		¾	¾		89		89
Interest expense	235		1	236		483		719
Interest expense-financing fees	¾		¾	¾		96		96
Depreciation and amortization	1,467		20	1,487		23		1,510
Segment profit (loss)	6,082		151	6,233		(3,275)		2,958
Segment assets(1)	64,593		2,483	67,076		32,468	(4)	99,544
Expenditures for segment assets	1,218		51	1,269		25		1,294
Total long-term debt	2,562		19	2,581		9,744	(5)	12,325

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)	Amounts reflect the activity for corporate headquarters not included in the segment information.

(3)
The consolidated revenues within the Nuclear segment include the LATA/Parallax revenues for the three and six months ended June 30, 2007, which total $2,056,000 or 15.2% and $4,010,000 or 15.2% of total revenues, respectively. LATA/Parallax revenues for same periods in 2006 were $4,214,000 or 30.0% and $4,401,000 or 16.3%.

(4)	Amount includes assets from our discontinued operations of $24,577,000 and $24,191,000 as of June 30, 2007 and 2006, respectively.

(5)	Includes the balance outstanding from our revolving line of credit and term loan, which is utilized by all of our segments.

9.	Income Taxes

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

We adopted FIN 48 as of January 1, 2007. As a result of the implementation of FIN 48, we have concluded that we have not taken any uncertain tax positions on any of our open income tax returns filed through the period ended December 31, 2005 that would materially distort our financial statement. Our methods of accounting are based on established income tax principles approved in the Internal Revenue Code (IRC) and are properly calculated and reflected within our income tax returns. In addition, we have filed income tax returns in all applicable jurisdictions in which we had material nexus warranting an income tax return filing.

We have not yet filed our income tax returns for the tax year ended December 31, 2006; however, we expect that the actual income tax returns will mirror tax positions taken within our income tax provision for 2006. As we believe that all such positions are fully supportable by existing Federal law and related interpretations, there are no uncertain income tax positions to consider in accordance with FIN 48.

We reassess the validity of our conclusions regarding uncertain income tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position's sustainability under audit. The impact of this reassessment for the second quarter of 2007 did not have any impact on our results of operations, financial condition or liquidity.

10.	Acquisition of Nuvotec

On June 13, 2007, the Company completed its acquisition of Nuvotec and its wholly owned subsidiary, Pacific Ecosolutions, Inc (PEcoS), pursuant to the terms of the Merger Agreement, between Perma-Fix, Perma-Fix’s wholly owned subsidiary, Transitory, Nuvotec, and PEcoS, dated April 27, 2007, which was subsequently amended on June 13, 2007. The Company acquired 100% of the voting shares of Nuvotec. The acquisition was structured as a reverse subsidiary merger, with Transitory being merged into Nuvotec, and Nuvotec being the surviving corporation. As a result of the merger, Nuvotec became a wholly owned subsidiary of Perma-Fix Environmental Services Inc. (PESI). Nuvotec’s name was changed to Perma-Fix Northwest, Inc. (“PFNW”). PEcoS, whose name was changed to Perma-Fix Northwest Richland, Inc. (“PFNWR”) on August 2, 2007, is a wholly-owned subsidiary of PFNW. PEcoS is a permitted hazardous, low level radioactive and mixed waste treatment, storage and disposal facility located in the Hanford U.S. Department of Energy site in the eastern part of the state of Washington. The strategic addition of Nuvotec provides the Company with immediate access to treat some of the most complex nuclear waste streams in the nation should provide significant growth opportunity in the coming years.

Under the terms of the Merger Agreement, the purchase price paid by the Company in connection with the acquisition was $16.7 million, consisting of as follows:

(a)
$2.3 million in cash at closing of the merger, with $1.5 million payable to unaccredited shareholders and $0.8 million payable to shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”):accredited shareholders.

(b)	Also payable only to the shareholders of Nuvotec that qualified as accredited investors:

·
$2.5 million, payable over a four year period, unsecured and nonnegotiable and bearing an annual rate of interest of 8.25%, with (i) accrued interest only payable on June 30, 2008, (ii) $833,333.33, plus accrued and unpaid interest, payable on June 30, 2009, (iii) $833,333.33, plus accrued and unpaid interest, payable on June 30, 2010, and (iv) the remaining unpaid principal balance, plus accrued and unpaid interest, payable on June 30, 2011 (collectively, the “Installment Payments”). The Installment Payments may be prepaid at any time by Perma-Fix without penalty; and

·
709,207 shares of Perma-Fix common stock, which were issued on July 23, 2007, with such number of shares determined by dividing $2.0 million by 95% of average of the closing price of the common stock as quoted on the Nasdaq during the 20 trading days period ending five business days prior to the closing of the merger. The value of these shares on June 13, 2007 was $2.2 million, which was determined by the average closing price of the common stock as quoted on the Nasdaq four days prior to and following the completion date of the acquisition, which was June 13, 2007.

(c)
The assumption of $9.4 million of debt, $8.9 million of which was payable to KeyBank National Association which represents debt owed by PFNW under a credit facility. As part of the closing, the Company paid down $5.4 million of this debt resulting in debt remaining of $4.0 million.

(d)	Transaction costs totaling $0.3 million.

In addition to the above, an agreement to a contingency of an earn-out amount not to exceed $4.4 million over a four year period (“Earn-Out Amount”). The earn-out amounts will be earned if certain annual revenue targets are met by the Company’s combined Nuclear Segment. The first $1.0 million of the earn-out amount, when earned, will be placed in an escrow account to satisfy certain indemnification obligations under the Merger Agreement of Nuvotec, PEcoS, and the shareholders of Nuvotec to Perma-Fix that are identified by Perma-Fix within the escrow period as provided in the Merger Agreement. As of June 30, 2007 the Company has not made or accrued any earn-out payments to Nuvotec shareholders because such revenue targets have not been met.

The acquisition was accounted for using the purchase method of accounting, pursuant to SFAS 141, “Business Combinations”. The consideration for the acquisition was attributed to net assets on the basis of the fair value of assets acquired and liabilities assumed as of June 13, 2007. The results of operations after June 13, 2007 have been included in the consolidated financial statements. The excess of the cost of the acquisition over the fair value of the net tangible assets and intangible assets on the acquisition date, which amounted to $11.4 million, was allocated to goodwill. The Company has not yet finalized the allocation of the purchase price to the net assets acquired in this acquisition. As such the estimated purchase price allocation is preliminary and subject to further revision. The following table summarizes the preliminary purchase price to the net assets acquired in this acquisition as of June 30, 2007.

(Amounts in thousands)
Cash	$2,300
Assumed debt	9,412
Installment payments	2,500
Stock	2,165
Transaction costs	290
Total consideration	$16,667

The following table presents the allocation of the preliminary acquisition cost, including professional fees and other related acquisition costs, to the assets and liabilities assumed based on their fair values:

(Amounts in thousands)

Current assets	$2,676
Property, plant and equipment	13,978
Goodwill	11,471
Other assets	409
Total assets acquired	28,534
Current liabilities	(4,927)
Long-term debt	(6,940)
Total liabilities assumed	(11,867)

Net assets acquired	$16,667

The results of operations of Nuvotec (n/k/a Perma-Fix Northwest, Inc.) and PEcoS (n/k/a Perma-Fix Northwest Richland, Inc.) have been included in Perma-Fix’s consolidated financial statements from the date of the closing of the acquisition, which was June 13, 2007. The following unaudited pro forma financial information presents the combined results of operations of combining Nuvotec and PEcoS and Perma Fix as through the acquisition had occurred as of the beginning of the periods presented. As Perma-Fix provides a valuation allowance on substantially all of its deferred tax assets, any deferred tax impact resulting from the reevaluation of the fixed assets has not been recognized. The pro forma financial information does not necessarily represent the results of operations that would have occurred had Nuvotec and PEcoS and Perma Fix been a single company during the periods presented, nor does Perma Fix believe that the pro forma financial information presented is necessarily representative of future operating results.

(Amounts in Thousands, Except Shares)
	Three Months Ended June 30
	(unaudited)		(unaudited)
	2007		2006
Revenue		$16,144	$17,382
Net Income (loss)		$116	$2,462
Net Income (loss) per share - basic	$	¾	$.05
Net Income (loss) per share - diluted	$	¾	$.05
Weighted average shares outstanding - basic		52,131	45,117
Weighted average shares outstanding - diluted		53,601	46,380

	Six Months Ended June 30
		(unaudited)	(unaudited)
		2007	2006
Revenue		$30,896	$33,155
Net Income (loss)		$757	$3,482
Net Income (loss) per share - basic		$.01	$.08
Net Income (loss) per share - diluted		$.01	$.08
Weighted average shares outstanding - basic		52,097	44,975
Weighted average shares outstanding - diluted		53,333	45,805

11.	Capital Stock

During the six months ended June 30, 2007, we issued 198,619 shares of our Common Stock upon exercise of 200,917 employee stock options, at exercise prices from $1.25 to $2.19 per share. An optionee surrendered 2,298 shares of personally held Common Stock of the Company as payment for the exercise of the 4,000 options. We also had 1,775,638 warrants to purchase shares of our Common Stocks expiring on March 22, 2007. Total proceeds received during the six months ended June 30, 2007 related to warrant and option exercises totaled approximately $386,000, which includes $359,000 from employee stock option exercises and $27,000 from repayment of stock subscription resulting from exercise of warrants to purchase 60,000 shares of our Common Stock on a loan by the Company at an arms length basis in 2006.

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

The summary of the Company’s total Plans as of June 30, 2007 as compared to June 30, 2006 and changes during the period then ended are presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2007	2,816,750	$1.86
Granted	¾	¾
Exercised	200,917	1.82		$238,763
Forfeited	7,000	1.72
Options outstanding End of Period	2,608,833	1.86	4.9	$3,145,530
Options Exercisable at June 30, 2007	1,990,166	$1.87	4.9	$2,396,276
Options Vested and expected to be vested at June 30, 2007	2,561,913	$1.86	4.9	$3,088,757

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding January 1, 2006	2,546,750	$1.79
Granted	978,000	1.86
Exercised	252,000	1.14		$—
Forfeited	24,500	1.92
Options outstanding End of Period	3,248,250	1.86	5.6	$968,411
Options Exercisable at June 30, 2006	2,270,250	$1.86	5.6	$703,351
Options Vested and expected to be vested at June 30, 2006	3,198,204	$1.92	5.3	$954,898

The following tables summarize information about options under the plans outstanding at June 30, 2007 and 2006:

	Options Outstanding			Options Exercisable
Description and Range of Exercise Prices at June 30, 2007	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

Performance Equity Plan	9,000	1.3	$1.25	9,000	1.3	$1.25
($1.25)

Non-Qualified Stock Option Plan	1,192,000	4.3	1.85	1,192,000	4.3	1.85
($1.25 - $2.19)

2004 Stock Option Plan	918,000	4.9	1.83	300,166	5.2	1.78
($1.44 - $1.86)

1992 Outside Director Stock Option Plan	165,000	3.4	2.05	165,000	3.4	2.05
($1.21880 - $2.98)

2003 Outside Director Stock Option Plan	324,000	7.6	1.94	324,000	7.6	1.94
($1.70- $2.15)

	Options Outstanding			Options Exercisable
Description and Range of Exercise Prices at June 30, 2006	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

Performance Equity Plan	17,000	2.3	$1.25	17,000	2.3	$1.25
($1.25)

Non-Qualified Stock Option Plan	1,730,250	5.4	1.88	1,730,250	5.4	1.88
($1.00- $2.19)

2004 Stock Option Plan	1,067,000	5.9	1.82	89,000	8.3	1.44
($1.44 - $1.86)

1992 Outside Director Stock Option Plan	200,000	3.9	2.00	200,000	3.9	2.00
($1.21880 - $2.98)

2003 Outside Director Stock Option Plan	234,000	8.0	1.85	234,000	8.0	1.85
($1.70- $1.99)

12.	Investment

In connection with the acquisition of Nuvotec (n/k/a Perma-Fix Northwest, Inc.) and PEcoS (n/k/a Perma-Fix Northwest Richland, Inc.), the Company owns 24,000 shares of Common Stock of IsoRay Inc. The amount owned represents less than 1% of the issued and outstanding shares of IsoRay, Inc. as of May 9, 2007. The Company has no unique voting rights and no ability to exercise significant influence over IsoRay, Inc.

13.	Related Party Transaction

On August 2, 2007, the compensation committee of our board of directors unanimously recommended to the full board of directors, and, based on such recommendation, our board of directors approved on the same day, that Joe R. Reeder, a member of our board of directors, with Mr. Reeder abstaining, be issued 60,000 shares of our common stock as compensation for his services as the board’s representative in negotiating the agreement in principle to settle the claims brought by the United States, on behalf of the EPA, against PFD, our Dayton, Ohio, subsidiary, and resolution of certain other matters relating to that lawsuit as more fully discussed under Note 6 “Commitments and Contingencies - Legal” of the “Notes to Consolidated Financial Statements” . Issuance of these shares are subject to Mr. Reeder agreeing that the shares are issued in a private placement exempt from registration under Section 4(2) of the Act and/or Regulation D promulgated under the Act and that he will not sell or dispose of such shares except pursuant to an effective registration statement or pursuant to an exemption from registration.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART I, ITEM 2

Forward-looking Statements
Certain statements contained within this report may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the “Private Securities Litigation Reform Act of 1995”). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “intend,” “will,” and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things,
·	improve our operations and liquidity;
·	anticipated improvement in the financial performance of the Company;
·	ability to comply with the Company’s general working capital requirements;
·	ability to be able to continue to borrow under the Company’s revolving line of credit;
·	anticipate a full repayment of our Term Loan by August 2008;
·
we anticipate the environmental liabilities for all the Industrial Segment facilities noted above will be part of the divestiture with the exception of PFM, PFD, and PFMI, which will remain the financial obligations of the Company. While no assurances can be made that we will be able to do so, we expect to fund the expenses to remediate the three sites from funds generated internally;

·	under our insurance contracts, we usually accept self-insured retentions, which we believe is appropriate for our specific business risks;
·	we believe we maintain insurance coverage adequate for our needs and which is similar to, or greater than the coverage maintained by other companies of our size in the industry;
·	LATA/Parallax can terminate the contract with us at any time for convenience, which could have a material adverse effect on our operations;
·	we could be a potentially responsible party for the costs of the cleanup notwithstanding any absence of fault on our part;
·	we anticipate full repayment of our Revolver in December 2007 from proceeds from the sale of our Industrial Segment;
·	ability to remediate certain contaminated sites for projected amounts;
·	ability to fund budgeted capital expenditures during 2007;
·	we anticipate funding these capital expenditures by a combination of lease financing and internally generated funds.
·	expanding within the mixed waste market, as well as more complex waste streams;
·	growth of our Nuclear segment;
·
our ability to negotiate a final consent decree with the U.S Department of Justice with respect to the Dayton facility or the approval of such consent decree by the appropriate assistant attorney general;

·	the process for formalizing the details of a settlement agreement (consent decree) and meeting the DOJ/EPA official approval requirements (including public notice and comment) is currently ongoing;
·	the agreement in principle (“AIP”) states that PFD will pay a civil penalty of $800,000; however, at this time, PFD expects the $800,000 will consist of as many as three components;
·	The AIP does not address the citizen’s suit. We therefore, expect the citizen’s suit to continue after settlement with the federal government is finalized;
·	AIG has agreed to reimburse PFD for reasonable defense costs of litigation prior to its assumption of the defense in the sum of $2.5 million;

·
we anticipate most of these reserves being paid off when the Industrial Segment is sold, but should that not take place in the short term future, these reserves would have an adverse effect on our liquidity position;

·	the balance of the reimbursement is currently expected to be received during the third quarter of 2007; and
·
we expect backlog levels to continue to fluctuate within acceptable levels throughout 2007, subject to the complexity of the waste streams and timing of receipts and processing of materials. This level of backlog material continues to position the Nuclear Segment well, from a processing revenue perspective, as it provides for continued and more consistent processing during slower seasons.

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
·
discovery of additional contamination or expanded contamination at a certain Dayton, Ohio, property formerly leased by the Company or the Company’s facilities at Memphis, Tennessee; Valdosta, Georgia; Detroit, Michigan; and Tulsa, Oklahoma, which would result in a material increase in remediation expenditures;

·	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
·	potential increases in equipment, maintenance, operating or labor costs;
·	management retention and development;
·	financial valuation of intangible assets is substantially less than expected;
·	the requirement to use internally generated funds for purposes not presently anticipated;
·	inability to continue to be profitable on an annualized basis;
·	the inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
·	the determination that PFMI and PFSG was responsible for a material amount of remediation at certain superfund sites;
·	Execution of final agreement with EPA with regard to PFD lawsuit;
·	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
·
AIG’s agreement to defend and Indemnify us in connection with the PFD litigation is subject to the AIG’s reservation of its rights to deny indemnity pursuant to various policy provisions and exclusions, including without limitation, payment of any civil penalties and fines, as well as AIG’s right to recoup any defense costs it has advanced if AIG later determines that its policy provides no coverage; and

·	the factors listed in our 2006 Form 10-K under “Special Notes Regarding Forward-Looking Statements”.

The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview
We provide services through two reportable operating segments. The Nuclear Waste Management Services segment (“Nuclear segment”) provides treatment, storage, processing and disposal services of mixed waste (waste containing both hazardous and low-level radioactive materials) and low-level radioactive wastes, including research, development and on-site and off-site waste remediation. The presence of nuclear and low-level radioactive constituents within the waste streams processed by this segment create different and unique operational, processing and permitting/licensing requirements from those contained within the Industrial segment. Our Consulting Engineering Services segment (“Engineering segment”) provides a wide variety of environmental related consulting and engineering services to both industry and government. These services include oversight management of environmental restoration projects, air and soil sampling, compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities.

The second quarter of 2007 reflected a revenue decrease of $503,000 or 3.6% from the same period of 2006. The Nuclear segment experienced a modest decrease of 0.8% due to additional revenue received from our acquisition of Perma-Fix Northwest Richland, Inc., which totaled $1,200,000. We also saw a 43.0% decrease in revenue at our Engineering Segment. The second quarter 2007 gross profit decreased by $1,129,000 or 19.0% from the same period of 2006. Gross profit as a percentage of revenue decreased from 42.3% to 35.5%. The reduction in gross profit was due primarily due the Nuclear Segment experiencing a slow quarter for receipts of waste coupled with a change in revenue mix to lower margin waste streams. The Nuclear segment gross profit fell 18.8%. During the second quarter, SG&A was relatively consistent with prior year increasing by 1.9%. We continue to pursue growth within the Nuclear segment by, among other things, expansion within the mixed waste market, as well as more complex waste streams. This growth is demonstrated by the acquisition of Nuvotec USA Inc. (n/k/a Perma-Fix Northwest, Inc.) and its wholly owned subsidiary Pacific EcoSolutions Inc. (n/k/a Perma-Fix Northwest Richland, Inc.) on June 13, 2007. For fiscal year ending September 30, 2006, Perma-Fix Northwest Richland, Inc. had net revenue and net income of approximately $13 million and $628,000, respectively. Our interest expense was lower in the quarter as we did not require funding from our revolver until we purchased Nuvotec on June 13, 2007. Overall net income available to common shareholders was $1,222,000 for the three months ended June 30, 2007, compared to $1,825,000 for the same period of 2006 or a decrease of 33.0%. Our net income available to common shareholders for the three months ended June 30, 2007, included a large recovery from discontinued operations related to an insurance receivable from our insurance provider.

Results of Operations
The reporting of financial results and pertinent discussions are tailored to two reportable segments: Nuclear and Engineering. The table below should be used when reviewing management’s discussion and analysis for the three and six months ended June 30, 2007 and 2006:

	Three Months Ending June 30,				Six Months Ending June 30,
Consolidated
(amounts in thousands)	2007	%	2006	%	2007	%	2006	%
Net revenues	$13,537	100.0	$14,040	100.0	$26,458	100.0	$26,936	100.0
Cost of goods sold	8,733	64.5	8,107	57.7	17,054	64.5	15,950	59.2
Gross profit	4,804	35.5	5,933	42.3	9,404	35.5	10,986	40.8
Selling, general and administrative	3,759	27.8	3,689	26.3	7,474	28.2	7,090	26.3
Loss (gain) on disposal of property & equipment	2	―	―	―	2	―	1	―
Income from operations	$1,043	7.7	$2,244	16.0	$1,928	7.3	$3,895	14.5
Interest expense	$(272)	(2.0)	$(389)	(2.8)	$(473)	(1.8)	$(719)	(2.7)
Interest expense-financing fees	(48)	(.4)	(48)	(.3)	(96)	(.4)	(96)	(.4)
Other income (expense)	78.6		58.4		166.6		89.3
Income from continuing operations	752	5.6	1,741	12.4	1,335	5.0	2,958	11.0
Preferred Stock dividends	―	―	―	―	―	―	―	―

Summary - Three and Six Months Ended June 30, 2007 and 2006
Net Revenue
Consolidated revenues decreased $503,000 for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, as follows:

(In thousands)	2007	% Revenue	2006	% Revenue	Change	% Change
Nuclear
Government waste	$5,731	42.3	$3,288	23.4	$2,443	74.3
Hazardous/Non-hazardous	1,682	12.4	909	6.5	773	85.0
Other nuclear waste	3,119	23.1	3,445	24.5	(326)	(9.5)
Bechtel Jacobs	417	3.1	1,250	8.9	(833)	(66.6)
LATA/Parallax	2,056	15.2	4,214	30.0	(2,158)	(51.2)
Total	13,005	96.1	13,106	93.3	(101)	(0.8)

Engineering	532	3.9	934	6.7	(402)	(43.0)

Total	$13,537	100.0	$14,040	100.0	$(503)	(3.6)

The Nuclear Segment experienced a slight decline in revenue for the three months ended June 30, 2007 over the same period in 2006. Revenue from government generators increased by $2,443,000, including $775,000 from the acquisition of our Perma-Fix Northwest Richland, Inc. facility. This increase offset the reduction in revenue from Bechtel Jacobs and LATA/Parallax. The Bechtel Jacobs contract in Oak Ridge is continuing at reduced waste volumes due to the large legacy waste clean-up project completion in 2005. Bechtel Jacobs will continue to ship lower volumes of newly generated wastes until final contract expiration of year 2009 to 2010. Revenue from LATA/Parallax continuing clean-up operations remains consistent, however our large Special Waste Project is nearing completion and thus overall revenues from this Project will decline over the next year. Receipts are lower than projected as US Congress did not pass the fiscal year 2007 budget and thus are providing funding through a continuing resolution that sets budgets to the previous year and restricts start up of new projects. We typically receive DOE waste from both longer term clean-up projects which are typically 5 years and more, and from event projects, which are generally shorter in duration. The Nuclear Segment experienced an increase in hazardous and non hazardous revenue due to two large soil projects completed in at our Florida facility. This increase offset the reduction in other miscellaneous waste streams earned during the quarter. The backlog of stored waste at June 30, 2007 was $16,062,000 compared to $12,492,000 as of December 31, 2006. Excluding the backlog at Perma-Fix Northwest Richland, Inc.’s facility, the backlog was down $1,191,000 reflecting the decrease in receipts that occurred in the second quarter. We expect backlog levels to continue to fluctuate within acceptable levels throughout 2007, subject to the complexity of the waste streams and timing of receipts and processing of materials. This level of backlog material continues to position the Nuclear Segment well, from a processing revenue perspective, as it provides for continued and more consistent processing during slower seasons. Revenue from the Engineering Segment decreased during the second quarter of 2007. Billable hours were lower due in part to a large event project in 2006 of $200,000 which did not repeat in 2007. In addition more hours were spent supporting the due diligence requirement related to the acquisition of Perma-Fix Northwest, Inc. and Perma-Fix Northwest Richland, Inc. and the review of the Industrial Segment facilities that are being considered for sale.

Consolidated revenues decreased $478,000 for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, as follows:

(In thousands)	2007	% Revenue	2006	% Revenue	Change	% Change
Nuclear
Government waste	$9,540	36.1	$8,106	30.1	$1,434	17.7
Hazardous/Non-hazardous	3,168	12.0	1,709	6.4	1,459	85.4
Other nuclear waste	7,818	29.5	7,785	28.9	33	0.4
Bechtel Jacobs	813	3.0	3,263	12.1	(2,450)	(75.1)
LATA/Parallax	4,010	15.2	4,401	16.3	(391)	(8.9)
Total	25,349	95.8	25,264	93.8	85	0.3

Engineering	1,109	4.2	1,672	6.2	(563)	(33.7)

Total	$26,458	100.0	$26,936	100.0	$(478)	(1.8)

The Nuclear Segment experienced a slight increase in revenue for the six months ended June 30, 2007 over the same period in 2006. Revenue from government generators increased by $1,434,000, including $775,000 from the new acquisition of our Perma-fix Northwest Richland, Inc. facility. We saw significant revenues from hazardous and non hazardous waste streams due to two large soil remediation projects in the second quarter. Revenues from the LATA/Parallax Portsmouth contract awarded in the first quarter of 2006 contributed approximately $2,867,000 revenues for the six months ended June 30, 2007, compared to $668,000 for the same period of 2006. Our revenues from Bechtel Jacobs decreased due to their nearing completion of the project at Oak Ridge, as discussed above. We continue our efforts to process the backlog of their waste, and assist them in completing their milestones. The Engineering Segment experienced a decrease in revenue during the first six months of 2006, as a result of lower billable hours, increased internal work supporting corporate objectives, and the large event project in 2006 which did not repeat.

Cost of Goods Sold
Cost of goods sold increased $626,000 for the quarter ended June 30, 2007, compared to the quarter ended June 30, 2006, as follows:

(In thousands)	2007	% Revenue	2006	% Revenue	Change
Nuclear	$8,366	64.3	$7,392	56.4	974
Engineering	367	69.0	715	76.6	(348)
Total	$8,733	65.3	$8,107	57.7	626

We saw an increase in cost of goods sold in the Nuclear Segment and a decrease in the Engineering Segment, as revenue mix had a significant impact on our costs. The Nuclear Segment costs increased by $974,000, which included $872,000 from the newly acquired Perma-Fix of Northwest Richland, Inc. facility. Higher margin waste streams received and processed in 2006 decreased and were replaced by lower margin field service type work in 2007. This change in revenue mix resulted in increased costs related to materials, labor, and sub contractor costs. The Engineering Segment saw a decrease in their cost of goods sold as the large event project in 2006 included approximately $186,000 of pass through expenses for materials and sub contractors that did not repeat in 2007. Included within cost of goods sold is depreciation and amortization expense of $828,000 and $726,000 for the three months ended June 30, 2007, and 2006, respectively.

Cost of goods sold increased $1,104,000 for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, as follows:

(In thousands)	2007	% Revenue	2006	% Revenue	Change
Nuclear	$16,279	64.2	$14,729	58.3	1,550
Engineering	775	69.9	1,221	73.0	(446)
Total	$17,054	64.5	$15,950	59.2	1,104

We saw an increase in cost of goods sold in the Nuclear Segment, and a decrease in the Engineering Segment. The Nuclear Segment costs included $832,000 of expense related to our new Perma-Fix Northwest Richland, Inc. facility. The remainder of the increase relates the mix of waste streams processed as more field service work occurred both from our industrial customers and the Portsmouth project. These projects included higher cost for materials, labor and sub contract costs. The Engineering Segment saw a decrease in their cost of goods sold as a result of their decreased revenues for the six months. Included within cost of goods sold is depreciation and amortization expense of $1,568,000 and $1,448,000 for the six months ended June 30, 2007, and 2006, respectively.

Gross Profit
Gross profit for the quarter ended June 30, 2007, decreased over 2006, as follows:

(In thousands)	2007	% Revenue	2006	% Revenue	Change
Nuclear	$4,639	35.7	$5,714	43.6	$(1,075)
Engineering	165	31.0	219	23.4	(54)
Total	$4,804	35.5	$5,933	42.3	$(1,129)

The Nuclear Segment gross profit, which included $366,000 from the new Perma-Fix Northwest Richland, Inc. facility, saw a decrease from prior year primarily due to a shift in the mix of waste streams handled. High activity waste streams such as mercury and thermal waste were lower in 2007. They were replaced by lower margin field service work from the LATA/Parallax Portsmouth contract and two industrial soil projects. In addition, surcharges were significantly lower in 2007 which had a large impact on gross profit and gross margin. The Engineering Segment gross profit decreased though their gross profit percentage increased. The sizable portion of the large event project in 2006 included low margin pass through expenses. Though this increased gross profit, it had a downward effect on gross margin.

Gross profit for the six months ended June 30, 2007, decreased $1,582,000 over 2006, as follows:

(In thousands)	2007	% Revenue	2006	% Revenue	Change
Nuclear	$9,071	35.8	$10,535	41.7	$(1,464)
Engineering	333	30.0	451	27.0	(118)
Total	$9,404	70.8	$10,986	40.8	$(1,582)

As with the second quarter, the Nuclear Segment gross profit and gross margin were down as compared to 2006. The gross profit included $366,000 from our Richland, Washington acquisition. The decrease in gross profit in the Nuclear Segment is a result of the lower margin revenue processed. Lower volume of high activity waste was replaced with lower margin field work. The Engineering Segment gross profit decreased though their gross profit percentage increased. As with second quarter, the decrease was from lower margin pass through revenue which improved gross profits.

Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses increased $70,000 for the three months ended June 30, 2007, as compared to the corresponding period for 2006, as follows:

(In thousands)	2007	% Revenue	2006	% Revenue	Change
Administrative	$1,459	¾	$1,381	¾	$78
Nuclear	2,177	16.7	2,149	16.4	28
Engineering	123	23.1	159	17.0	(36)
Total	$3,759	27.8	$3,689	26.3	$70

Our SG&A expenses increased slightly within the administrative area and the Nuclear Segment, and decreased in the Engineering Segment. The increase in the administrative area relates primarily to internal costs incurred related to the acquisition of our new Perma-Fix Northwest Richland, Inc. facility and certain public company fee increases. The increase in the Nuclear Segment reflects the increased SG&A costs related to the Richland, Washington facility. The Engineering Segment decrease was the result lower headcount and the reduction of bad debt expense. Included in SG&A expenses is depreciation and amortization expense of $29,000 and $31,000 for the three months ended June 30, 2007, and 2006, respectively.

SG&A expenses increased $384,000 for the six months ended June 30, 2007, as compared to the corresponding period for 2006, as follows:

(In thousands)	2007	% Revenue	2006	% Revenue	Change
Administrative	$2,804	¾	$2,688	¾	$116
Nuclear	4,428	17.5	4,103	16.2	325
Engineering	242	21.8	299	17.9	(57)
Total	$7,474	28.2	$7,090	26.3	$384

Our SG&A expenses increased in the administrative area and Nuclear Segment but decreased in the Engineering Segment. The increase within the Nuclear Segment was due to their continued efforts to expand the management staff to more efficiently bid on new contracts, service, and manage its facilities and increase the efforts towards compliance with corporate policies and regulatory agencies. The increase in the administrative area relates to internal costs related to the acquisition of our new Perma-Fix Northwest Richland, Inc. facility and increased public company expenses. The Engineering Segment decrease was the result of lower bad debt and lower bank fees. Included in SG&A expenses is depreciation and amortization expense of $60,000 and $62,000 for the six months ended June 30, 2007, and 2006, respectively.

Interest Income
Interest income increased $20,000 and $77,000 for the three and six months ended June 30, 2007, as compared to the same period ended June 30, 2006, respectively. The company earns interest on the finite risk sinking fund which was increased by $1,000,000 in February of 2007. In addition, the company had additional cash in a sweep account which earned interest in much of 2007. The sweep account did not exist in 2006.

Interest Expense
Interest expense decreased $117,000 for the quarter ended June 30, 2007, and decreased $473,000 for the six months ended June 30, 2007, as compared to the corresponding periods of 2006.

	Three Months			Six Months
(In thousands)	2007	2006	Change	2007	2006	Change
PNC interest	$139	$254	$(115)	$247	$450	$(203)
Other	133	135	(2)	226	269	(43)
Total	$272	$389	$(117)	$473	$719	$(246)

The decrease for both periods is the result of positive cash flow which was used to pay our down our revolver. The revolver was not used until early June 2007 when funds were drawn from it as part of our new Perma-Fix Northwest facility acquisition. The revolver was utilized throughout the first six months of 2006 with an average balance of $4,067,000.

Interest Expense - Financing Fees
Interest expense-financing fees remained constant for the three and six months ended June 30, 2007, as compared to the corresponding period of 2006.

Discontinued Operations
Our Industrial Segment has sustained losses in each year since 2000. The facilities in our Industrial Segment provide on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial waste, and wastewater. Certain of our facilities within the Industrial Segment provide waste management services to governmental agencies. On May 18, 2007, our Board of Directors authorized management to consider the divestiture of all or a part of our Industrial Segment. On May 25, 2007, we entered into a letter of intent to sell our Industrial Segment to The Environmental Quality Company (EQ), excluding our facility in Pittsburgh, Pennsylvania, owned by our subsidiary, Perma-Fix of Pittsburgh, Inc. (“PFP), and our facility in Detroit, Michigan, owned by our subsidiary, Perma-Fix of Michigan, Inc. (“PFMI”), two facilities which have been approved as discontinued operations by our Board of Directors effective November, 8, 2005, and October 4, 2004, respectively. Subsequent to entering into the letter of intent with EQ, EQ has advised us that they will be unable to proceed with the transaction as contemplated by the letter of intent. As a result, we are in the process of considering additional offers that we have received to purchase all or portions of our Industrial Segment. Management considers the sale of the Industrial Segment before June 30, 2008 to be probable.

At May 25, 2007, the Industrial Segment met the held for sale criteria under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and therefore, certain assets and liabilities of the Industrial Segment are presented as held for sale, and we have ceased depreciation of the Industrial Segment’s long-lived assets classified as held for sale. The result of operations and cash flows of the Industrial Segment have been reported in the Consolidated Financial Statements as discontinued operations for all periods presented.

We performed an updated internal analysis on the tangible and intangible assets to test for impairment in the Industrial Segment, as required by Statement of Financial Accounting Standard (SFAS) 144, “Accounting for the Impairment or disposal of Long-Lived Assets” and SFAS 142, “Goodwill and Other Intangible Assets”. Our analysis included the comparison of the offered sale price to the carrying value of the investment in the Industrial Segment. Based on our analysis of recent development and consideration of our most recent October 1, 2006 report which was conducted by an independent appraiser, we concluded that no impairment existed as of June 30, 2007.

The following table summarizes the results of discontinued operations for the three and six months ended June 20, 2007, and 2006. These results are included in our Consolidated Statements of Operations as part of our “Income (loss) from discontinued operations, net of taxes”.

	Three Months Ended				Six Months Ended
(Amunts in Thousands)	June 30,				June 30,
	2007		2006		2007		2006

Net revenue		$8,152		$9,474		$15,387		$17,696
Operating income (loss) from
discontinued operations		$470		$84		$(1,197)		$(455)
Income tax provision	$	¾	$	¾	$	¾	$	¾
Income (loss) from discontinued operations		$470		$84		$(1,197)		$(455)

As previously disclosed, the Company’s insurer recently withdrew its prior denial of coverage and agreed to defend and indemnify Perma-Fix and its Dayton, Ohio subsidiary in the previously disclosed lawsuit brought against the Dayton, Ohio subsidiary by a citizens’ group and the federal government alleging, among other things, that our Dayton subsidiary was operating without appropriate air permits. Our insurer’s agreement is subject to a reservation of rights to deny indemnity pursuant to various provisions and exclusions under the policy, including, without limitation, payment of any civil penalties and fines, and the insurer’s right to recoup any defense cost it has advanced in the event that the policy provides no coverage. Perma-Fix has recently been advised that its insurer will reimburse the Company for approximately $2.5 million previously spent to defend this litigation. As a result, the Company recorded a recovery within discontinued operations of $2.5 million for the quarter ended June 30, 2007. In accordance with EITF (Emerging Issues Task Force) 01-10, Perma-Fix has received $750,000 of the $2.5 million anticipated cash reimbursement from its insurer and anticipates recovering the balance during the third quarter of 2007. This was partially offset by $800,000 of reserves recorded in discontinued operations for the anticipated settlement (see “Note 6 - Commitments and Contingencies - Legal”).

Asset and liabilities related to discontinued operations total $24,577,000 and $11,271,000 as of June 30, 2007, respectively and $22,750,000 and $10,632,000 as of December 31, 2006, respectively.

The following table presents Industrial Segment’s major classes of assets and liabilities classified as held for sale as of June 30, 2007, and December 31, 2006:

(Amounts in Thousands)	2007	2006

Account receivable, net	$5,036	$5,768
Inventories	543	522
Other assets	5,804	3,179
Property, plant and equipment, net	13,194	13,281
Total assets held for sale	$24,577	$22,750
Account payable	$2,096	$2,132
Accrued expenses and other liabilities	4,433	3,760
Deferred revenue	¾	¾
Note payable	982	830
Environmental liabilities	1,094	1,094
Total liabilities held for sale	$8,605	$7,816

The table above represents the respective assets and liabilities that are held for sale as of June 30, 2007, and December 31, 2006 which excludes certain liabilities, consisting of the pension liability at Perma-Fix Michigan (see discussion below) and the environmental liabilities at Perma-Fix of Michigan and Perma-Fix Dayton. Pension liability of $1,352,000 and environmental liabilities of $1,314,000 are excluded from liabilities held for sale as of June 30, 2007, and pension liability of $1,433,000 and environmental liabilities of $1,383,000 are excluded from liabilities held for sale as of December 31, 2006. The held for sale asset and liabilities balances as of June 30, 2007 may differ from the respective balances at closing.

Non Operational Facilities
The Industrial Segment includes two previously shut-down facilities which were presented as discontinued operations in prior years. These facilities include Perma-Fix of Pittsburgh (PFP) and Perma-Fix of Michigan (PFMI). Our decision to discontinue operations at PFP was due to our reevaluation of the facility and our inability to achieve profitability at the facility. During February 2006, we completed the remediation of the leased property and the equipment at PFP, and released the property back to the owner. Our decision to discontinue operations at PFMI was principally a result of two fires that significantly disrupted operations at the facility in 2003, and the facility’s continued drain on the financial resources of our Industrial Segment. As a result of the discontinued operations at the PFMI facility, we are required to complete certain closure and remediation activities pursuant to our RCRA permit. Also, in order to close and dispose of the facility, we may have to complete certain additional remediation activities related to the land, building, and equipment. The level and cost of the clean-up and remediation will be determined by state mandated requirements, the extent to which is not known at this time. Also, impacting this estimate is the level of contamination discovered, as we remediate, and the related clean-up standards which must be met in order to dispose of or sell the facility. We engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we estimated the cost of this environmental closure and remediation liability to be $2,464,000. During 2006 we re-evaluated our required activities to close and remediate the facility, and during the quarter ended June 30, 2006, we began implementing the modified methodology to remediate the facility. As a result of the reevaluation and the change in methodology, we reduced the accrual by $1,182,000. We have spent approximately $689,000 for closure costs since September 30, 2004, of which $60,000 has been spent during the six months of 2007 and $74,000 was spent in 2006. We have $593,000 accrued for the closure, as of June 30, 2007, and we anticipate spending $346,000 in 2007 with the remainder over the next five years.

As of June 30, 2007, PFMI has a pension payable of $1,352,000. The pension plan withdrawal liability, is a result of the termination of the union employees of PFMI. The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period. This obligation is recorded as a long-term liability, with a current portion of $158,000 that we expect to pay over the next year.

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

At June 30, 2007, we had cash of $60,000. The following table reflects the cash flow activities during the first six months of 2007.

(In thousands)	2007
Cash provided by continuing operations	$6,596
Cash used by discontinued operations	(1,815)
Cash used in investing activities of continuing operations	(5,079)
Cash used in investing activities of discontinued operations	(322)
Cash provided by financing activities of continuing operations	(1,644)
Principal repayment of long-term debt for discontinued operations	(204)
Decrease in cash	$(2,468)

We are in a net borrowing position and therefore attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes remittance lock boxes and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility. The cash balance at June 30, 2007, primarily represents minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities
Accounts receivable, net of allowances for doubtful accounts, totaled $10,547,000, an increase of $1,059,000 over the December 31, 2006, balance of $9,488,000. Perma-Fix Northwest Richland, Inc. accounted for $503,000 of the increase. The remainder of the increase relates to increased invoicing as the Nuclear Segment continues to work toward reduction of its unbilled revenue targets. Invoicing is affected by timing issues related to the final shipment of wastes to end disposal sites that can be delayed due to the complexity of the documentation required for invoicing and the approvals to ship from our generators. The Engineering Segment also experienced a decrease of $222,000 which relates to lower revenue in 2007.

Unbilled receivables are generated by differences between invoicing timing and the percentage of completion methodology used for revenue recognition purposes. As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue. We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as, the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables. The timing differences occur for several reasons. Partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal. The difference also occurs due to our end disposal sites requirement of pre-approval prior to our shipping waste for disposal and our contract terms with the customer that we dispose of the waste prior to invoicing. These delays usually take several months to complete. As of June 30, 2007, unbilled receivables totaled $15,033,000, an increase of $120,000 from the December 31, 2006, balance of $14,913,000. Perma-Fix Northwest Richland, Inc. facility accounted for $1,595,000 of this increase. The net reduction of $1,475,000 was the result of continued efforts to reduce this balance. Our ability to invoice is impacted by delays related to the final shipment of wastes to end disposal sites that are due to shipment approvals needed from generators, and the complexity of the current contracts, which requires greater levels of documentation and additional testing for final invoicing. These delays usually take several months to resolve but are normally considered collectible within twelve months. However, as we now have historical data to review the timing of these delays, we realize that certain issues can exacerbate collection of some of these receivables greater than twelve months. Therefore, we have segregated the unbilled receivables between current and long term. The current portion of the unbilled receivables as of June 30, 2007 is $11,758,000, a decrease of $555,000 from the balance of $12,313,000 as of December 31, 2006. The long term portion as of June 30, 2007 is $3,275,000, an increase of $675,000 from the balance of $2,600,000 as of December 31, 2006.

As of June 30, 2007, total consolidated accounts payable was $5,109,000, an increase of $2,653,000 from the December 31, 2006, balance of $2,456,000. Perma-Fix Northwest Richland, Inc. accounted for $1,039,000 of this increase. Accounts payable can increase in conjunction with decreases in accrued expenses depending on the timing of vendor invoices. We continue to manage payment terms with our vendors to maximize our cash position throughout all segments.

Accrued Expenses as of June 30, 2007, totaled $12,348,000, an increase of $4,230,000 over the December 31, 2006, balance of $8,118,000. Accrued expenses are made up of disposal and processing cost accruals, accrued compensation, interest payable, insurance payable and certain tax accruals. Perma-Fix Northwest Richland, Inc. accounted for $ 5,417,000 of this balance. The remainder of this change is consistent with the increase in Accounts Payable which varies based on timing of vendor invoices as discussed above.

The working capital position at June 30, 2007, was $574,000, which includes the working capital of our discontinued operations, as compared to a working capital position of $12,809,000 at December 31, 2006. Working capital related to Perma-Fix Northwest Richland, Inc. totaled a negative $6,315,000 and was heavily impacted by the current portion of a short term loan of $2,000,000 which was set up for the acquisition as a “bridge” until we restructure our credit facility. In addition, a large disposal accrual related to the legacy waste acquired increase our current liabilities by $5,200,000. Other reductions to our current assets which impacted our working capital was the reclass of $ $675,000 from current unbilled to long term unbilled reflecting our revised collection expectations, our annual cash payment to the finite risk sinking fund of $1,000,000, our semi-annual payment to the IRS related to our note at our M&EC facility, and additional cash requirements related to the acquisition of Perma-Fix Northwest Richland, Inc. and Perma-Fix Northwest, Inc. Our working capital position continues to experience the negative impact of certain liabilities associated with discontinued operations.

Investing Activities
Our purchases of capital equipment for the six-month period ended June 30, 2007, totaled approximately $2,622,000 of which $1,875,000 and $747,000 was for our continuing and discontinuing operations, respectively. Of the total capital spending, $248,000 and $355,000 was financed for our continuing and discontinued operations, respectively, resulting in total net purchases of $2,019,000 funded out of cash flow. These expenditures were for expansion and improvements to the operations principally within the Nuclear and Industrial Segments. These capital expenditures were funded by the cash provided by operations. We budgeted capital expenditures of approximately $4,137,000 for fiscal year 2007, which includes an estimated $2,929,000 to complete certain current projects committed at December 31, 2006, as well as other identified capital and permit compliance purchases. Our purchases during the first six months of 2007 include approximately $1,106,000 of those projects committed at December 31, 2006. Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether. We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects. We anticipate funding these capital expenditures by a combination of lease financing and internally generated funds.

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that in the event of closure our permitted facilities will be closed in accordance with the regulations. The policy provides a maximum $35 million of financial assurance coverage of which the coverage amount totals $30,096,000 at June 30, 2007, and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy required an upfront payment of $4.0 million, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account. In February 2007, we paid our fourth of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of June 30, 2007, we have recorded $5,633,000 in our sinking fund on the balance sheet, which includes interest earned of $436,000 on the sinking fund as of June 30, 2007. Interest income for the three and six months ended June 30, 2007, was $67,000 and $124,000, respectively. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, the Insurer will pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

Financing Activities
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement (“Agreement”) with PNC Bank, National Association, a national banking association (“PNC”) acting as agent (“Agent”) for lenders, and as issuing bank, as amended. The Agreement provides for a term loan (“Term Loan”) in the amount of $7,000,000, which requires monthly installments of $83,000 with the remaining unpaid principal balance due on May 31, 2008. The Agreement also provides for a revolving line of credit (“Revolving Credit”) with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary. As of June 30, 2007, the excess availability under our Revolving Credit was $7,006,000 based on our eligible receivables.

Pursuant to the Agreement, as amended, the Term Loan bears interest at a floating rate equal to the prime rate plus 1%, and the Revolving Credit at a floating rate equal to the prime rate plus ½%. The Agreement was subject to a prepayment fee of 1% until March 25, 2006, and ½% until March 25, 2007, had we elected to terminate the Agreement with PNC.

On June 12, 2007, we entered into Amendment No. 6 with PNC Bank. Pursuant to Amendment No. 6, PNC provided Consent to the Company’s acquisition of Nuvotec (n/k/a Perma-Fix Northwest, Inc.) and its wholly owned subsidiary, PEcoS (n/k/a Perma-Fix Northwest Richland, Inc.), which was completed on June 13, 2007. See “Note 10 - Acqusition” in “Notes to Consolidated Financial Statements” for terms of the acquisition. PNC also provided consent for the Company to issue a corporate guaranty for a portion of the debt being assumed as result of the acquisition. In addition, the Amendment provided us with an additional $2,000,000 of availability via a sub-facility within our secured revolver loan. The availability from this sub-facility will be amortized at a rate of $83,333 per month.

On July 18, 2007, we entered into Amendment No. 7 with PNC Bank, which extended the due date of the $25 million credit facility entered into on December 22, 2000 from May 31, 2008 to August 29, 2008. Pursuant to the term of the Amendment, we may terminate the agreement upon 60 days’ prior written notice upon payment in full of the obligation.

In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation (“PDC”), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2007 will be approximately $400,000 semiannually. Interest is accrued at the applicable law rate (“Applicable Rate”) pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended (10% on June 30, 2007) and payable in one lump sum at the end of the loan period. On June 30, 2007, the outstanding balance was $2,951,000 including accrued interest of approximately $1,917,000. Pursuant to the agreement the accrued interest is to be paid at the end of the term, and as such, is recorded as a long-term liability. PDC has directed M&EC to make all payments under the promissory note directly to the Internal Revenue Service (“IRS”) to be applied to PDC’s obligations under its installment agreement with the IRS.

Additionally, M&EC entered into an installment agreement with the IRS for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2007 will be approximately $100,000 semiannually. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On June 30, 2007, the rate was 10%. On June 30, 2007, the outstanding balance was $715,000 including accrued interest of approximately $462,000. The accrued interest is to be paid at the end of the term, and as such, is recorded as a long-term liability, pursuant to the terms of the agreement.

In conjunction with our acquisition of Nuvotec (n/k/a Perma-Fix of Northwest, Inc.) and PEcoS (n/k/a Perma-Fix of Northwest Richland, Inc.), which was completed on June 13, 2007, we entered into a promissory note for a principal amount of $4.0 million to KeyBank National Association, dated June 13, 2007, which represents debt assumed by us as result of the acquisition. The promissory note is payable over a two years period with monthly principal repayment of $160,000 starting July 2007 and $173 starting July 2008, along with accrued interest. Interest is accrued at prime rate plus 1.125%.

Additionally, In conjunction with our acquisition of Nuvotec (n/k/a Perma-Fix of Northwest, Inc.) and PEcoS (n/k/a Perma-Fix Northwest Richland, Inc.), pursuant to the Agreement and Plan of Merger, dated April 27, 2007, which was subsequently amended on June 13, 2007, we agreed to pay shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2.5 million, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011. Interest is accrued on outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.

During the six months ended June 30, 2007, we issued 198,619 shares of our Common Stock upon exercise of 200,917 employee stock options, at exercise prices from $1.25 to $2.19 per share. An optionee surrendered 2,298 shares of personally held Common Stock of the Company as payment for the exercise of the 4,000 options. We also had 1,775,638 warrants to purchase shares of our Common Stocks expiring on March 22, 2007. Total proceeds received during the six months ended June 30, 2007 related to warrant and option exercises totaled approximately $386,000, which includes $359,000 from employee stock option exercises and $27,000 from repayment of stock subscription resulting from exercise of warrants to purchase 60,000 shares of our Common Stock on a loan by the Company at an arms length basis in 2006.

In summary, the acquisition of Nuvotec (n/k/a Perma-Fix Northwest, Inc.) and its wholly owned subsidiary PEcoS (n/k/a Perma-Fix Northwest Richland, Inc.) significantly impacted our liquidity in the second quarter. Excess cash in the sweep account were diminished, and funds were drawn from our revolver to make the payments required in the purchase and to reduce a portion of the debt that we assumed. We continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions in the Nuclear Segment. We also continue to have a negative impact related to reserves from our discontinued operations and assets held for sale. We anticipate most of these reserves being paid off when the Industrial Segment is sold, but should that not take place in the short term future, these reserves would have an adverse effect on our liquidity position.

Acquisition of Nuvotec
On June 13, 2007, the Company completed its acquisition of Nuvotec and its wholly owned subsidiary, Pacific Ecosolutions, Inc (PEcoS), pursuant to the terms of the Merger Agreement, between Perma-Fix, Perma-Fix’s wholly owned subsidiary, Transitory, Nuvotec, and PEcoS, dated April 27, 2007, which was subsequently amended on June 13, 2007. The Company acquired 100% of the voting shares of Nuvotec. The acquisition was structured as a reverse subsidiary merger, with Transitory being merged into Nuvotec, and Nuvotec being the surviving corporation. As a result of the merger, Nuvotec became a wholly owned subsidiary of Perma-Fix Environmental Services Inc. (PESI). Nuvotec’s name was changed to Perma-Fix Northwest, Inc. (“PFNW”). PEcoS, whose name was changed to Perma-Fix Northwest Richland, Inc. (“PFNWR”) on August 2, 2007, is a wholly-owned subsidiary of PFNW. PEcoS is a permitted hazardous, low level radioactive and mixed waste treatment, storage and disposal facility located in the Hanford U.S. Department of Energy site in the eastern part of the state of Washington. The strategic addition of Nuvotec provides the Company with immediate access to treat some of the most complex nuclear waste streams in the nation should provide significant growth opportunity in the coming years.

Under the terms of the Merger Agreement, the purchase price paid by the Company in connection with the acquisition was $16.7 million, consisting of as follows:

(a)
$2.3 million in cash at closing of the merger, with $1.5 million payable to unaccredited shareholders and $0.8 million payable to shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”):accredited shareholders.

(b)	Also payable only to the shareholders of Nuvotec that qualified as accredited investors:

·
$2.5 million, payable over a four year period, unsecured and nonnegotiable and bearing an annual rate of interest of 8.25%, with (i) accrued interest only payable on June 30, 2008, (ii) $833,333.33, plus accrued and unpaid interest, payable on June 30, 2009, (iii) $833,333.33, plus accrued and unpaid interest, payable on June 30, 2010, and (iv) the remaining unpaid principal balance, plus accrued and unpaid interest, payable on June 30, 2011 (collectively, the “Installment Payments”). The Installment Payments may be prepaid at any time by Perma-Fix without penalty; and

·
709,207 shares of Perma-Fix common stock, which were issued on July 23, 2007, with such number of shares determined by dividing $2.0 million by 95% of average of the closing price of the common stock as quoted on the Nasdaq during the 20 trading days period ending five business days prior to the closing of the merger. The value of these shares on June 13, 2007 was $2.2 million, which was determined by the average closing price of the common stock as quoted on the Nasdaq four days prior to and following the completion date of the acquisition, which was June 13, 2007.

(c)
The assumption of $9.4 million of debt, $8.9 million of which was payable to KeyBank National Association which represents debt owed by PFNW under a credit facility. As part of the closing, the Company paid down $5.4 million of this debt resulting in debt remaining of $4.0 million.

(d)	Transaction costs totaling $0.3 million.

In addition to the above, an agreement to a contingency of an earn-out amount not to exceed $4.4 million over a four year period (“Earn-Out Amount”). The earn-out amounts will be earned if certain annual revenue targets are met by the Company’s combined Nuclear Segment. The first $1.0 million of the earn-out amount, when earned, will be placed in an escrow account to satisfy certain indemnification obligations under the Merger Agreement of Nuvotec, PEcoS, and the shareholders of Nuvotec to Perma-Fix that are identified by Perma-Fix within the escrow period as provided in the Merger Agreement. As of June 30, 2007 the Company has not made or accrued any earn-out payments to Nuvotec shareholders because such revenue targets have not been met.

See “Note 10” to “Notes to Consolidated Financial Statements” on our accounting treatment of the acquisition.

Contractual Obligations
The following table summarizes our contractual obligations at June 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

		Payments due by period
Contractual Obligations	Total	2007	2008 - 2010	2011 - 2012	After 2012
Long-term debt	$18,611	$2,514	$15,074	$1,021	$2
Interest on long-term debt (1)	3,005	—	2,936	69	—
Interest on variable rate debt (2)	1,116	704	412	¾	¾
Operating leases	3,742	879	2,196	627	40
Finite risk policy (3)	5,019	¾	3,011	2,008	¾
Pension withdrawal liability (4)	1,352	65	517	448	322
Environmental contingencies (5)	3,151	1,024	1,110	526	491
Purchase obligations (6)	—	—	—	—	—
Total contractual obligations	$35,996	$5,186	$25,256	$4,699	$855

(1)
Our IRS Note and PDC Note agreements call for interest to be paid at the end of the term, December 2008. In conjunction with our acquisition of Nuvotec and PEcoS (now known as Perma-fix of Northwest, Inc.), which was completed on June 13, 2007, pursuant to the Agreement and Plan of Merger, dated April 27, 2007, we agreed to pay shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2.5 million, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011. Interest is accrued on outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.

(2)
We have variable interest rates on our Term Loan and Revolving Credit of 1% and 1/2% over the prime rate of interest, respectively, and as such we have made certain assumptions in estimating future interest payments on this variable interest rate debt. We assume an increase in prime rate of 0.25% in each of the years 2007 through 2008. We anticipate a full repayment of our Term Loan by August 2008. In addition, we anticipate a full repayment of our Revolver by December 2007 from proceeds from the sale of our Industrial Segment. As result of the acquisition of our new Perma-Fix Northwest facility on June 13, 2007, we have entered into a promissory note for a principal amount $4.0 million to KeyBank National Association which has variable interest rate of 1.125% over the prime rate, and as such, we also have assumed an increase in prime rate of 0.25% through July 2009, when the note is due.

(3)
Our finite risk insurance policy provides financial assurance guarantees to the states in the event of unforeseen closure of our permitted facilities. See Liquidity and Capital Resources - Investing activities earlier in this Management’s Discussion and Analysis for further discussion on our finite risk policy.

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

Industrial waste revenues (Discontinued Operations). Since industrial waste streams are much less complicated than mixed waste streams and they require a short processing period, we recognize revenues for industrial services at the time the services are substantially rendered, which generally happens upon receipt of the waste, or shortly thereafter. These large volumes of bulk waste are received and immediately commingled with various customers' wastes, which transfers the legal and regulatory responsibility and liability to us upon receipt. As we continue to enhance our waste tracking systems within the segment we will continue to review and reevaluate our revenue recognition policy.

Consulting revenues. Consulting revenues are recognized as services are rendered, as is consistent with industry standards. The services provided are based on billable hours and revenues are recognized in relation to incurred labor and consulting costs. Out of pocket costs reimbursed by customers are also included in revenues.

Allowance for Doubtful Accounts. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of un-collectable amounts. All accounts receivable balances after 60 days from the invoice date are regularly reviewed based on current credit worthiness, and that portion, deemed un-collectable, if any, are computed. Specific accounts deemed to be uncollectible are reserved at 100% of their outstanding balance. The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for 91-120 days, and 40% over 120 days), based on a historical valuation, that allows us to calculate the total reserve required. This allowance was approximately 0.3%, and 0.6% of revenue and approximately 1.7%, and 2.7% of accounts receivable for 2006, and 2005, respectively.

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

On May 25, 2007, the Company’s Board of Directors approved the sale divestiture of our Industrial Segment. We performed financial valuations on the tangibles on the Industrial Segment to test for impairment as required by Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We also performed financial valuations on the intangible assets of the Industrial Segment to test for impairment as required by Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets”. The results of these test indicated no impairments as of June 30, 2007.

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

FIN 48
In July 2006, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of January 1, 2007. The impact of our reassessment of our tax positions in accordance with FIN 48 did not have any impact on the result of operations, financial condition or liquidity. See Note “Income Taxes” in “Notes to Consolidated Financial Statements” for impact of FIN 48 on our financial statement.

Known Trends and Uncertainties
Seasonality. Historically, we have experienced reduced activities and related billable hours throughout the November and December holiday periods within our Engineering Segment. The DOE and DOD represent major customers for the Nuclear Segment. In conjunction with the federal government's September 30 fiscal year-end, the Nuclear segment historically experienced seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements. Correspondingly for a period of approximately three months following September 30, the Nuclear segment is generally seasonably slow, as the governmental budgets are still being finalized, planning for the new year is occurring and we enter the holiday season. More recently, due to our efforts to work with the various government customers to smooth these shipment more evenly throughout the year, we have seen much less fluctuation in the quarters, with receipts in the fourth quarter 2006 actually higher than the third quarter. In 2007, the US Congress did not pass the fiscal year 2007 budget which resulted in providing funding through a continuing resolution that sets budgets to the previous year and restricts start up of new projects; as such, receipts for second quarter 2007 were lower as compared to the second quarter of 2006. In addition, our revenue recognition policy further reduces this impact on our revenue. See “Revenue Recognition Estimates” in this “Management Discussion and Analysis of Financial Condition and Results of Operations”.

Economic Conditions. With much of our Nuclear Segment customer base being government or prime contractors treating government waste, economic upturns or downturns do not usually have a significant impact on the demand for our services. Our Engineering Segment relies more on commercial customers though this segment makes up a very small percentage of our revenue.

Significant Customers. While our revenues are principally derived from numerous and varied customers, we have a significant relationship with the federal government and its contractors. During the three and six months ended June 30, 2007, our Nuclear segment performed services relating to waste generated by the federal government, either directly or indirectly as a subcontractor to the federal government, representing approximately $8,204,000 or 60.6%, and $14,363,000 or 54.3% of our consolidated revenues for the respective periods as compared to $8,752,000 or 62.3%, and $15,770,000 or 58.5% for the respective periods of 2006. Most, if not all, contracts with the federal government or with others as a subcontractor to the federal government provide that the government may terminate the contracts for convenience at any time.

Included in the amounts discussed above, are revenues from LATA/Parallax Portsmouth LLC (“LATA/Parallax”). In first quarter of 2006, our Nuclear segment was awarded a $9.4 million contract by LATA/Parallax to remove and treat U.S Department of Energy (DOE) special process waste from the DOE Portsmouth Gaseous Diffusion Plant located in Piketon, Ohio. LATA/Parallax performs environmental remediation services, including groundwater cleanup and waste management activities, under contract to DOE at the Portsmouth site. The subcontract requires treatment and disposal of mixed waste that was generated during Gaseous Diffusion Plant operations at the Piketon, Ohio plant and includes materials used to trap impurities, decontamination wastes, and wastes generated during system upgrades. Since signing the initial contract, the scope of our work has increased and the value of the contract has increased to approximately $11.5 million, with the period of performance expected to be completed by September 30, 2008. Our revenues from LATA/Parallax contributed $2,056,000 or 15.2% and $4,010,000 or 15.2% of our consolidated revenues of our continuing operations for the three and six months ended June 30, 2007, respectively, as compared to $4,214,000 or 30.0% and $4,401,000 or 16.3% for the same period ended 2006. As with contracts relating to the federal government, LATA/Parallax can terminate the contract with us at any time for convenience, which could have a material adverse effect on our operations.

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

Certain Legal Proceedings. Our subsidiary, PFD, is involved in certain legal proceedings with the DOJ, on behalf of the EPA, and was sued under the citizen’s suit provision of the Clean Air Act in the United States District Court for the Southern District of Ohio, Western District, alleging, among other things, that it had not obtained a Title V air permits in order to operate its facility and is in violation of the Clean Air Act and applicable state statutes and regulations. The legal proceedings further allege that PFD failed to install appropriate air pollution control equipment, conduct appropriate recordkeeping, properly monitor and report, and that air emissions from PFD’s facility injured persons, endangered the health of the public and constituted a nuisance in violation of Ohio law.

On April 25, 2007, PFD reached an agreement in principle (“AIP”) with DOJ/USEPA representatives to settle all of the United States’ claims. In addition to taking specific actions to address relevant air pollution control regulations and permit requirements, the AIP states that PFD will pay a civil penalty of $800,000 to be paid by PFD. PFD expects the $800,000 may consist of as many as three components: 1) cash payment to the appropriate regulatory authority; 2) supplemental environmental project(s) consisting of cash equivalent investment(s) in PFD’s facility and/or the local community; and 3) supplemental environmental project(s) consisting of one or more capital projects. Completing a formal settlement agreement (consent decree) and meeting the DOJ/EPA official approval requirements (including public notice and comment) is ongoing. Cost estimates associated with taking action to address air pollution control regulations and permit requirements will depend on specific details of the consent decree. Absent agreement on all terms and format of such a final consent decree is not reached, then the AIP will be null and void and no party may seek to enforce it. The AIP does not address the citizen’s suit. We therefore, expect the citizen’s suit to continue after settlement with the federal government is finalized. PFD continues to mount a vigorous defense against, and seek an acceptable resolution of, the claims and requests for relief of the citizen’s group.

As of June 30, 2007, we have incurred approximately $2.9 million in costs in vigorously defending against the lawsuits above. About $1.2 million was incurred in the first quarter of 2007. On April 12, 2007, our insurer, American International Group (“AIG”), withdrew its prior coverage denial and has agreed to defend and indemnify PFD in the above lawsuit described, subject to AIG’s reservation of rights as discussed below.

AIG has agreed to reimburse PFD for reasonable defense costs of litigation prior to its assumption of the defense, but this agreement to defend and indemnify PFD is subject to the AIG’s reservation of its rights to deny indemnity pursuant to various policy provisions and exclusions, including without limitation, payment of any civil penalties and fines, as well as AIG’s right to recoup any defense costs it has advanced if AIG later determines that its policy provides no coverage. At this time, the amount of AIG’s reimbursement for legal and out of pocket defense costs incurred to date is estimated to be $2.5 million, which AIG has agreed to reimburse and which we have recorded as a recovery within our discontinued operations for the quarter ended June 30, 2007. Partial reimbursement from AIG of $750,000 was received on July 11, 2007. The balance of the reimbursement is currently expected to be received during the third quarter of 2007.

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

For 2007, $1,409,000 is budgeted in environmental remediation expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at our discontinued facilities. Our facilities where the remediation expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia, PFTS's facility in Tulsa, Oklahoma, PFMD's facility in Baltimore, Maryland, and PFMI's facility in Detroit, Michigan. With the impending divestiture of our Industrial Segment, we anticipate the environmental liabilities for all the facilities noted above will be part of the divestiture with the exception of PFM, PFD, and PFMI, which will remain the financial obligations of the Company. While no assurances can be made that we will be able to do so, we expect to fund the expenses to remediate the three sites from funds generated internally.

At June 30, 2007, we had total accrued environmental remediation liabilities of $3,151,000, of which $1,385,000 is recorded as a current liability, a decrease of $127,000 from the December 31, 2006, balance of $3,278,000. The decrease represents payments on remediation projects. The June 30, 2007, current and long-term accrued environmental balance is as follows:

	Current Accrual	Long-term Accrual	Total
PFD	$270,000	$451,000	$721,000
PFM	447,000	296,000	743,000
PFSG	172,000	494,000	666,000
PFTS	10,000	27,000	37,000
PFMD	¾	391,000	391,000
PFMI	486,000	107,000	593,000
	$1,385,000	$1,766,000	$3,151,000

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

We adopted FIN 48 as of January 1, 2007. As a result of the implementation of FIN 48, we have concluded that we have not taken any uncertain tax positions on any of our open income tax returns filed through the period ended December 31, 2005 that would materially distort our financial statement. Our methods of accounting are based on established income tax principles approved in the Internal Revenue Code (IRC) and are properly calculated and reflected within our income tax returns. In addition, we have filed income tax returns in all applicable jurisdictions in which we had material nexus warranting an income tax return filing.

We have not yet filed our income tax returns for the tax year ended December 31, 2006; however, we expect that the actual income tax returns will mirror tax positions taken within our income tax provision for 2006. As we believe that all such positions are fully supportable by existing Federal law and related interpretations, there are no uncertain income tax positions to consider in accordance with FIN 48.

We reassess the validity of our conclusions regarding uncertain income tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position's sustainability under audit. The impact of this reassessment for the second quarter of 2007 did not have any impact on our results of operations, financial condition or liquidity.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PART I, ITEM 3

We are exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC. As of June 30, 2007, we have no interest swap agreement outstanding, and we were exposed to variable interest rates under our loan arrangements with PNC. The interest rates payable to PNC are based on a spread over prime rate. If our floating rates of interest experienced an upward increase of 1%, our debt service would have increased by approximately $28,000 for the six months ended June 30, 2007.

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
There have been no changes in our internal control over financial reporting, other than , reported below:

1.     As previously reported in our Form 10-Q for the quarter ended March 31, 2007, we have obtained the service of an outside tax firm which will provide on-going technical expertise to ensure we accurately and timely complete tax account reconciliations and analyses, in addition to ensuring compliance with applicable tax laws and regulations.

2.     As previously reported in our Form 10-Q for the quarter ended March 31, 2007, we have obtained the service of an outside consulting firm which will provide the necessary on-going technical expertise to ensure that non-routine transactions are being appropriately reviewed, analyzed, accounted for and monitored on a timely and accurately basis.

3.     Effective April 15, 2007, we centralized the processing of payroll for our SYA facility to our corporate office.

PERMA-FIX ENVIRONMENTAL SERVICES, INC. PART II - Other Information

Item 1.	Legal Proceedings

There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2006, and Item 1, Part II, of our Form 10-Q for the period ended March 31, 2007, which are incorporated herein by reference, except , as follows.

We have previously reported that our subsidiary, PFD, is involved in certain legal proceedings with the DOJ, on behalf of the EPA, and sued under the citizen’s suit provision of the Clean Air Act in the United States District Court for the Southern District of Ohio, Western District. Allegations include failure to obtain Title V air permits for facility operations, which if valid, could violate the Clean Air Act and other applicable state statutes and regulations. The legal proceedings further allege that PFD failed to install appropriate air pollution control equipment, conduct appropriate recordkeeping, properly monitor and report, and that air emissions from PFD’s facility injured persons, endangered the health of the public and constituted a nuisance in violation of Ohio law.

On April 25, 2007, PFD reached an agreement in principle (“AIP”) with DOJ/USEPA representatives to settle all of the United States’ claims. In addition to taking specific actions to address relevant air pollution control regulations and permit requirements, the AIP provides for a civil penalty of $800,000 to be paid by PFD. PFD expects the $800,000 may consist of as many as three components: 1) cash payment to the appropriate regulatory authority; 2) supplemental environmental project(s) consisting of cash equivalent investment(s) in PFD’s facility and/or the local community; and 3) supplemental environmental project(s) consisting of one or more capital projects. Completing a formal settlement agreement (consent decree) and meeting the DOJ/EPA official approval requirements (including public notice and comment) is ongoing. Cost estimates associated with taking action to address air pollution control regulations and permit requirements will depend on specific details of the consent decree. Absent agreement on all terms and format of such a final consent decree is not reached, then the AIP will be null and void and no party may seek to enforce it. The AIP does not address the citizen’s suit. We therefore, expect the citizen’s suit to continue after settlement with the federal government is finalized. PFD continues to mount a vigorous defense against, and seek an acceptable resolution of, the claims and requests for relief of the citizen’s group.

As of June 30, 2007, we have incurred approximately $2.9 million in costs in vigorously defending against the lawsuits above. About $1.2 million was incurred in the first quarter of 2007. On April 12, 2007, our insurer, American International Group (“AIG”), withdrew its prior coverage denial and has agreed to defend and indemnify PFD in the above lawsuit described, subject to AIG’s reservation of rights as discussed below.

AIG has agreed to reimburse PFD for reasonable defense costs of litigation prior to its assumption of the defense, but this agreement to defend and indemnify PFD is subject to the AIG’s reservation of its rights to deny indemnity pursuant to various policy provisions and exclusions, including, without limitation, payment of any civil penalties and fines, as well as AIG’s right to recoup any defense cost it has advanced if AIG later determines that its policy provides no coverage. At this time, the amount of AIG’s reimbursement for legal and out of pocket defense costs incurred to date is estimated to be $2.5 million, which AIG has agreed to reimburse and which we have recorded as a recovery within our discontinued operations for the quarter ended June 30, 2007. Partial reimbursement from AIG of $750,000 was received on July 11, 2007. The balance of the reimbursement is currently expected to be received during the third quarter of 2007.

Item 1A.	Risk Factors
There has been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2006 and Form 10-Q for the quarter ended March 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In connection with our acquisition of Nuvotec (n/k/a Perma-Fix Northwest, Inc.) and its wholly owned subsidiary, PEcoS (n/k/a Perma-Fix Northwest Richland, Inc.) which closed on June 13, 2007, pursuant to the terms of the Merger Agreement, dated April 27, 2007, which was subsequently amended on June 13, 2007, Perma-Fix has issued during July 2007, a total of 709,207 shares of Perma-Fix common stock to 81 former shareholders of Nuvotec that qualified as accredited investors (as defined in Rule 501 of Regulation D). The number of shares issued was determined by dividing $2.0 million by 95% of average of the closing price of the common stock as quoted on the Nasdaq during the 20 trading days period ending five business days prior to the closing of the merger. Each of the investors in the common stock represented to Perma-Fix that the investor is "accredited" for purposes of Rule 501 of Regulation D. The issuance of the common stock was made in a private placement exempt from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated under the Act.

Item 5.	Other Information

Letter of Intent
On May 18, 2007, our Board of Directors authorized management to consider the divestiture of all or a part of our Industrial Segment. On May 25, 2007, we entered into a letter of intent to sell our Industrial Segment to The Environmental Quality Company (EQ), excluding our facility in Pittsburgh, Pennsylvania, owned by our subsidiary, Perma-Fix of Pittsburgh, Inc. (“PFP), and our facility in Detroit, Michigan, owned by our subsidiary, Perma-Fix of Michigan, Inc. (“PFMI”), two facilities which have been approved as discontinued operations by our Board of Directors effective November, 8, 2005, and October 4, 2004, respectively. Subsequent to entering into the letter of intent with EQ, the EQ has advised us that they will be unable to proceed with the transaction as contemplated by the letter of intent. As a result, we are in the process of considering additional offers that we have received to purchase all or portions of our Industrial Segment.

Related Party Transaction
On August 2, 2007, the compensation committee of our board of directors unanimously recommended to the full board of directors, and, based on such recommendation, our board of directors approved on the same day, that Joe R. Reeder, a member of our board of directors, with Mr. Reeder abstaining, be issued 60,000 shares of our common stock as compensation for his services as the board’s representative in negotiating the agreement in principle to settle the claims brought by the United States, on behalf of the EPA, against PFD, our Dayton, Ohio, subsidiary, and resolution of certain other matters relating to that lawsuit as more fully discussed under Item 1, “Legal Proceedings”, of Part II of this report. Issuance of these shares are subject to Mr. Reeder agreeing that the shares are issued in a private placement exempt from registration under Section 4(2) of the Act and/or Regulation D promulgated under the Act and that he will not sell or dispose of such shares except pursuant to an effective registration statement or pursuant to an exemption from registration.

Item 6.	Exhibits

(a)	Exhibits
4.1	Amendment No. 6 to Revolving Credit, Term Loan and Security Agreement, dated as of June 12, 2007, between the Company and PNC Bank.
4.2	Amendment No. 7 to Revolving Credit Term Loan and Security Agreement, dated as of July 18, 2007, between the Company and PNC Bank.
10.1
Agreement and Plan of Merger dated April 27, 2007, by and among Perma-Fix Environmental Services, Inc., Nuvotec USA, Inc., Pacific EcoSolutions, Inc., and PESI Transitory, Inc., which is incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K, filed May 3, 2007. The Company will furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.

10.2
First Amendment to Agreement and Plan of Merger, dated June 13, 2007, by and among Perma-Fix Environmental Services, Inc., Nuvotec USA, Inc., Pacific EcoSolutions, Inc., and PESI Transitory, Inc., which is incorporated by reference from Exhibit 2.2 to the Company’s Form 8-K, filed June 19, 2007. The Company will furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.

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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: August 13, 2007	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti Chairman of the Board Chief Executive Officer

Date: August 13, 2007	By:	/s/ Steven Baughman
Steven Baughman
Vice President and Chief Financial Officer