Form 10-Q
period 2007-09-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2007-11-09
CIK 891532

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 Form 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________________

Commission File No. 111596

PERMA-FIX ENVIRONMENTAL SERVICES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1954497 (IRS Employer Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA (Address of principal executive offices)	30350 (Zip Code)

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

Large accelerated filer ☐ Accelerated Filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at November 5, 2007
Common Stock, $.001 Par Value	53,065,924

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

INDEX

PART I	FINANCIAL INFORMATION		Page No.

	Item 1.	Financial Statements

		Consolidated Balance Sheets -
		September 30, 2007 (unaudited) and December 31, 2006	1

		Consolidated Statements of Operations -
		Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)	3

		Consolidated Statements of Cash Flows -
		Nine Months Ended September 30, 2007 and 2006 (unaudited)	4

		Consolidated Statement of Stockholders’ Equity -
		Nine Months Ended September 30, 2007 (unaudited)	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	28

	Item 3.	Quantitative and Qualitative Disclosures
		About Market Risk	56

	Item 4.	Controls and Procedures	57

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	59

	Item 1A.	Risk Factors	60

	Item 4.	Submission of Matters to a Vote of Security Holders	60

	Item 5.	Other Information	60

	Item 6.	Exhibits	61

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Amounts in Thousands, Except for Share Amounts)	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash	$108	$2,528
Restricted cash	35	35
Investment trading securities	84	¾
Accounts receivable, net of allowance for doubtful	10,204	9,488
accounts of $128 and $168
Unbilled receivables	11,383	12,313
Inventories	322	325
Prepaid expenses	4,024	2,855
Other receivables	41	1,596
Assets for sale included in current assets, net of allowance for
doubtful accounts of $274 and $247	6,069	7,100
Total current assets	32,270	36,240

Property and equipment:
Buildings and land	20,534	11,244
Equipment	30,125	20,599
Vehicles	141	141
Leasehold improvements	11,458	11,452
Office furniture and equipment	2,267	1,930
Construction-in-progress	1,461	4,609
	65,986	49,975
Less accumulated depreciation and amortization	(19,094)	(16,630)
Net property and equipment	46,892	33,345

Property and equipment included in assets for sale, net of accumulated depreciation of $12,583 and $13,341	12,568	13,281

Intangibles and other assets:
Permits	15,625	11,025
Goodwill	9,418	1,330
Unbilled receivable - non-current	3,276	2,600
Finite Risk Sinking Fund	5,961	4,518
Other assets	2,627	1,954
Intangibles and other assets included in assets for sale	2,369	2,369
Total assets	$131,006	$106,662

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

	September 30, 2007	December 31,
(Amounts in Thousands, Except for Share Amounts)	(Unaudited)	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,753	$2,456
Current environmental accrual	360	453
Accrued expenses	14,918	8,118
Unearned revenue	3,281	3,575
Current liabilities related to asset held for sale	8,006	6,737
Current portion of long-term debt	4,078	2,092
Total current liabilities	34,396	23,431

Environmental accruals	247	348
Accrued closure costs	8,702	4,825
Other long-term liabilities	3,411	3,018
Long-term liabilities related to assets held for sale	3,722	3,895
Long-term debt, less current portion	13,547	5,407
Total long-term liabilities	29,629	17,493

Total liabilities	64,025	40,924

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value; 1,467,396	1,285	1,285
shares authorized, 1,284,730 shares issued and
outstanding, liquidation value $1.00 per share

Stockholders’ equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized,
no shares issued and outstanding	¾	¾
Common Stock, $.001 par value; 75,000,000 shares authorized,
53,055,924 and 52,053,744 shares issued, including 0 shares held
and 988,000 shares of treasury stock retired in 2006, respectively	53	52
Additional paid-in capital	95,996	92,980
Stock subscription receivable	(39)	(79)
Accumulated deficit	(30,314)	(28,500)
Total stockholders' equity	65,696	64,453
Total liabilities and stockholders' equity	$131,006	$106,662

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Amounts in Thousands, Except for Per Share Amounts)	2007		2006	2007	2006

Net revenues		$13,840	$12,088	$40,298	$39,025
Cost of goods sold		9,574	7,720	26,628	23,671
Gross profit		4,266	4,368	13,670	15,354

Selling, general and administrative expenses		4,061	3,564	11,535	10,654
(Gain) loss on disposal of property and equipment		(4)	¾	(1)	1
Income from operations		209	804	2,136	4,699

Other income (expense):
Interest income		71	100	238	189
Interest expense		(476)	(276)	(949)	(995)
Interest expense-financing fees		(48)	(48)	(143)	(144)
Other		(41)	(6)	(48)	(39)
(Loss) income from continuing operations before taxes		(285)	574	1,234	3,710
Income tax (benefit) expense		(161)	(26)	23	152
(Loss) income from continuing operations		(124)	600	1,211	3,558

Loss from discontinued operations, net of taxes		(1,828)	(270)	(3,025)	(724)
Net (loss) income		(1,952)	330	(1,814)	2,834

Preferred Stock dividends		¾	¾	¾	¾
Net (loss) income applicable to Common Stock		$(1,952)	$330	$(1,814)	$2,834

Net income (loss) per common share - basic
Continuing operations	$	¾	$.01	$.02	$.08
Discontinued operations		(.04)	¾	(.05)	(.02)
Net (loss) income per common share		$(.04)	$.01	$(.03)	$.06

Net income (loss) per common share - diluted
Continuing operations	$	¾	$.01	$.02	$.08
Discontinued operations		(.04)	¾	(.05)	(.02)
Net (loss) income per common share		$(.04)	$.01	$(.03)	$.06

Number of common shares used in computing
net income (loss) per share:
Basic		52,843	50,541	52,349	46,851
Diluted		52,843	51,430	53,673	47,414

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(Amounts in Thousands)	2007	2006
Cash flows from operating activities:
Net (loss) income	$(1,814)	$2,834
Loss on discontinued operations	3,025	724

Income from continuing operations	1,211	3,558

Adjustments to reconcile net (loss) income to cash provided by (used in) operations:
Depreciation and amortization	2,745	2,322
Provision (benefit) for bad debt and other reserves	52	(104)
(Gain) loss on disposal of property and equipment	(1)	1
Issuance of Common Stock for services	165	150
Share based compensation	288	173
Changes in operating assets and liabilities of continuing operations, net of effects from business acquisitions:
Accounts receivable	1,526	3,177
Unbilled receivables	254	(5,067)
Prepaid expenses, inventories and other assets	2,246	858
Accounts payable, accrued expenses, and unearned revenue	(2,937)	(3,781)
Cash provided by continuing operations	5,549	1,287
Cash provided by (used in) discontinued operations	481	(1,594)
Cash provided by (used in) operating activities	6,030	(307)

Cash flows from investing activities:
Purchases of property and equipment, net	(2,109)	(3,322)
Proceeds from sale of plant, property and equipment	7	¾
Change in restricted cash, net	¾	(25)
Change in finite risk sinking fund	(1,443)	(1,133)
Cash used for acquisition consideration, net of cash acquired	(2,685)	¾
Cash used in investing activities of continuing operations	(6,230)	(4,480)
Cash used in investing activities of discontinued operations	(326)	(76)
Cash used in investing activities	(6,556)	(4,556)

Cash flows from financing activities:
Net borrowings (repayment) of revolving credit	5,202	(2,447)
Principal repayments of long-term debt	(7,245)	(1,507)
Proceeds from issuance of stock	399	12,007
Repayment of stock subscription receivable	40	8
Cash (used in) provided by financing activities of continuing operations	(1,604)	8,061
Principal repayment of long-term debt for discontinued operations	(290)	(312)
Cash (used in) provided by financing activities	(1,894)	7,749

(Decrease) Increase in cash	(2,420)	2,886
Cash at beginning of period	2,528	94
Cash at end of period	$108	$2,980

Supplemental disclosure:
Interest paid	$314	$691
Non-cash investing and financing activities:
Long-term debt incurred for purchase of property and equipment	613	94

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, for the nine months ended September 30, 2007)

(Amounts in thousands,	Common Stock		Additional Paid-In	Stock Subscription	Accumulated	Total Stockholders'
except for share amounts)	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at December 31, 2006	52,053,744	$52	$92,980	$(79)	$(28,500)	$64,453

Net Income	¾	¾	¾	¾	(1,814)	(1,814)
Issuance of Common Stock for cash
and services	69,187	¾	165	¾	¾	165
Issuance of Common Stock upon
exercise of Options	223,786	¾	399	¾	¾	399
Common Stock Issued in conjunction
with acquisition	709,207	1	2,164			2,165
Share based compensation	¾	¾	288	¾	¾	288
Repayment of stock subscription receivable	¾	¾	¾	40	¾	40
Balance at September 30, 2007	53,055,924	$53	$95,996	$(39)	$(30,314)	$65,696

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007
(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

1.	Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the nine months ended September 30, 2007, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2007.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

On May 18, 2007, our Board of Directors authorized management to consider the divestiture of all or a part of our Industrial Segment. On May 25, 2007, we entered into a letter of intent (“LOI”) to sell our Industrial Segment to The Environmental Quality Company (EQ), excluding our facility in Pittsburgh, Pennsylvania, owned by our subsidiary, Perma-Fix of Pittsburgh, Inc. (“PFP), and our facility in Detroit, Michigan, owned by our subsidiary, Perma-Fix of Michigan, Inc. (“PFMI”), two facilities which have been approved as discontinued operations by our Board of Directors effective November, 8, 2005, and October 4, 2004, respectively. Subsequent to entering into the letter of intent, EQ advised us that they would be unable to proceed with the transaction as contemplated by the letter of intent. We have since received offers and entered into LOIs with various companies to sell the following facilities within our Industrial Segment: On August 2, 2007, we entered into a LOI with the Amerex Group, Inc. to sell our Perma-Fix Treatment Services, Inc. facility; On September 10, 2007, we entered into two separate LOIs with Triumvirate Environmental, Inc., with one LOI covering the sale of our Perma-Fix Maryland, Inc., Perma-Fix of Fort Lauderdale, Inc., and Perma-Fix of Orlando, Inc. facilities, and the other LOI covering the sale of our Perma-Fix of South Georgia, Inc. facility; On October 2, 2007, we entered into a LOI with OGM, Ltd. to sell our Perma-Fix of Dayton, Inc. facility. Each of the above LOIs is subject to the completion of due diligence and the parties entering into a definitive purchase agreements. Management considers the sale of the Industrial Segment before June 30, 2008 to be probable (see Note 7, “Discontinued Operations” as to the terms of the various LOIs). At May 25, 2007, the Industrial Segment met the held for sale criteria under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and therefore, certain assets and liabilities of the Industrial Segment are presented as held for sale, and we have ceased depreciation of the Industrial Segment’s long-lived assets classified as held for sale. The result of operations and cash flows of the Industrial Segment have been reported in the Consolidated Financial Statements as discontinued operations for all periods presented.

2.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above, with the exception of investment as discussed below, which was added to our balance sheet in the second quarter of 2007, as result of the acquisition of Nuvotec (n/k/a Perma-Fix Northwest, Inc.) and its wholly owned subsidiary Pacific EcoSolutions, Inc (PEcoS) (n/k/a Perma-Fix Northwest Richland, Inc.). See “Note 10 - Acquisition” in “Notes to “Consolidated Financial Statements” on terms and accounting treatment of the acquisition.

Investment
Management determines the appropriate classification of its investments at the time of acquisition and re-evaluates such determination at each balance sheet date. The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards, (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities” which requires certain securities to be categorized as either trading, available-for-sale, or held-to-maturity. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Investments classified as held-to-maturity are carried at amortized cost. The Company currently has only trading securities with unrealized gains and losses included in earnings. The Company reviews its investments quarterly for declines in market value that are other than temporary. Investments that have declined in market value that are determined to be other than temporary, are charged to other income by writing that investment down to market value.

Recently Adopted Accounting Pronouncements

FIN 48
Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48), which supplements Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustments would be recorded directly to retained earnings and reported as a change in accounting principle. We adopted FIN 48 as of January 1, 2007, and concluded that we have not taken any uncertain tax positions on any of our open returns filed through the period ended December 31, 2006, that would materially distort our financial statements.

We reassess the validity of our conclusions regarding uncertain income tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position's sustainability under audit. The impact of this reassessment for the third quarter of 2007 did not have any impact on our results of operations, financial condition, or liquidity.

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

As of September 30, 2007, we had 2,366,667 employee stock options outstanding, which included 1,534,000 that were outstanding and fully vested at December 31, 2005, 766,000 of the 878,000 employee stock options approved and granted on March 2, 2006, of which 242,000 are vested, and 66,667 of the 100,000 employee stock options approved and granted on May 15, 2006, of which 33,333 became vested and were exercised on May 15, 2007. The weighted average exercise price of the 1,776,000 outstanding and fully vested employee stock options is $1.96 with a weighted contractual life of 3.49 years. The employee stock options outstanding at December 31, 2005 are ten year options, issuable at exercise prices from $1.25 to $3.00 per share, and expiration dates from October 1, 2007 to October 28, 2014. The employee stock option grants in March and May 2006 are six year options with a three year vesting period, with exercise prices from $1.85 to $1.86 per share. We have not granted any employee stock options for the nine months ended September 30, 2007.

Additionally, we have 591,000 outstanding director stock options, of which 102,000 were newly granted ten year options with exercise price of $2.95, with vesting period of six months, resulting from the election of our Board of Directors on August 2, 2007. The weighted average exercise price of the 489,000 exercisable director stock options outstanding as of September 30, 2007, is $1.97 with a weighted contractual life of 5.92. The director stock options outstanding as of September 30, 2007 are ten year options, issuable at exercise prices ranging from $1.22 to $2.98 per share and expiration dates from December 8, 2007 to August 2, 2017.

For the three and nine months ended September 30, 2007, we recognized share based compensation expense of approximately $52,000 and $190,000, respectively, for the employee stock options grants of March 2, 2006 and May 15, 2006, as compared to $60,000 and $134,000 for the same period ended September 30, 2006. For the stock option grants on March 2, 2006 and May 15, 2006, we have estimated compensation expense based on the fair value at grant date using the Black-Scholes valuation model, and have recognized compensation expense using a straight-line amortization method over the three year vesting period. As SFAS 123R requires that stock-based compensation expense be based on options that are ultimately expected to vest, approximately $30,000 of the $190,000 share based compensation expense recognized above for the nine months ended September 30, 2007, was the result of the difference between our estimated forfeiture rate of 5.7% and the actual forfeiture rate of 1.7% for the first year vesting of our March 2, 2006 employee option grant. When estimating forfeitures, we consider trends of actual option forfeitures. The forfeiture rates are evaluated, and revised as necessary. We recognized approximately $75,000 and $98,000 share based compensation expense for our director options the three and nine months ended September 30, 2007, respectively, as compared to $28,000 and $39,000 for the corresponding period ended September 30, 2006. For the director option grants on August 2, 2007, we have estimated compensation expense based on the fair value at grant date using the Black-Scholes valuation model, and have recognized compensation expense using a straight-line amortization method over the six months vesting period. In total, the share compensation expense for the three and nine months ended September 30, 2007 for our director and employee stock options impacted our results of operations by $127,000 and $288,000, respectively, as compared to $88,000 and $173,000 for the corresponding period ended September 30, 2006. We have approximately $625,000 of total unrecognized compensation cost related to unvested options as of September 30, 2007, of which approximately $172,000 will be recognized in the fourth quarter of 2007, $261,000 will be recognized in 2008, and the remaining $192,000 in 2009.

For the director option grant of August 2, 2007, we calculated a fair value of $2.95 for each option grant with the following assumptions using the Black-Scholes option pricing model: no dividend yield; an expected life of ten years; an expected volatility of 67.60%; and a risk free interest rate of 4.77%. We calculated a fair value of $0.868 for each March 2, 2006 option grant on the date of grant with the following assumptions: no dividend yield; an expected life of four years; expected volatility of 54.0%; and a risk free interest rate of 4.70%. We calculated a fair value of $0.877 for the May 15, 2006 option grant on the date of grant with the following assumptions: no dividend yield; an expected life of four years; an expected volatility of 54.6%; and a risk-free interest rate of 5.03%. We calculated a fair value of $1.742 for each July 27, 2006 director option grant on the date of the grant with the following assumptions: no dividend yield; an expected life of ten years; an expected volatility of 73.31%; and a risk free interest rate of 4.98%.

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

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Amounts in thousands except per share amounts)	2007		2006		2007	2006
Earnings per share from continuing operations
(Loss) income from continuing operations		$(124)		$600	$1,211	$3,558
Preferred stock dividends		¾		¾	¾	¾
(Loss) income from continuing operations		(124)		600	1,211	3,558
applicable to Common Stock
Effect of dilutive securities:
Preferred Stock dividends		¾		¾	¾	¾
(Loss) income- diluted		$(124)		$600	$1,211	$3,558
Basic income per share	$	¾		$.01	$.02	$.08
Diluted income per share	$	¾		$.01	$.02	$.08

Loss per share from discontinued operations
Loss - basic and diluted		$(1,828)		$(270)	$(3,025)	$(724)
Basic loss per share		$(.04)	$	¾	$(.05)	$(.02)
Diluted loss per share		$(.04)	$	¾	$(.05)	$(.02)

Weighted average common shares outstanding - basic		52,843		50,541	52,349	46,851
Potential shares exercisable under stock option
plan		¾		479	771	253
Potential shares upon exercise of Warrants		¾		410	553	310
Weighted average common shares outstanding - diluted		52,843		51,430	53,673	47,414

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options		217		385	232	1,190
Upon exercise of Warrants		¾		1,776	¾	1,776

5.	Long Term Debt

Long-term debt consists of the following at September 30, 2007, and December 31, 2006:
(Amounts in Thousands)	September 30, 2007 (Unaudited)	December 31, 2006
Revolving Credit facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at prime rate plus ½%
(8.75% at September 30, 2007), balance due in November 2008.	$5,202	$	¾
Term Loan dated December 22, 2000, payable in equal monthly
installments of principal of $83, balance due in November 2008, variable
interest paid monthly at prime rate plus 1% (9.25% at September 30, 2007).	4,750		5,500
Promissory Note dated June 25, 2001, payable in semiannual installments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable law rate determined under the IRS
Code Section (10.0% on September 30, 2007) and is payable in one lump
sum at the end of installment period.	1,034		1,434
Promissory Note dated June 25, 2007, payable in monthly installments of principal of $160 starting July 2007 and $173 starting July 2008,
variable interest paid monthly at prime rate plus 1.125%	3,520		¾
Installment Agreement in the Agreement and Plan of Merger with
Nuvotec and PEcoS, dated April 27, 2007, payable in three equal yearly installment of principal of $833 beginning June 2009. Interest accrues at annual rate of 8.25% on outstanding principal balance starting
June 2007 and payable yearly starting June 2008	2,500		¾
Installment Agreement dated June 25, 2001, payable in semiannual IRS installments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable law rate determined under the
Code Section (10.0% on September 30, 2007) and is payable in one
lump sum at the end of installment period.	253		353
Various capital lease and promissory note obligations, payable 2007 to
2012, interest at rates ranging from 5.0% to 15.7%.	1,262		1,042
	18,521		8,329
Less current portion of long-term debt	4,078		2,092
Less long-term debt related to assets held for sale	896		830
	$13,547		$5,407

Revolving Credit and Term Loan Agreement
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement (“Agreement”) with PNC Bank, National Association, a national banking association (“PNC”) acting as agent (“Agent”) for lenders, and as issuing bank, as amended. The Agreement provides for a term loan (“Term Loan”) in the amount of $7,000,000, which requires monthly installments of $83,000 with the remaining unpaid principal balance due on May 31, 2008. The Agreement also provides for a revolving line of credit (“Revolving Credit”) with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary. As of September 30, 2007, the excess availability under our Revolving Credit was $7,418,000 based on our eligible receivables.

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

On November 2, 2007, we entered into Amendment No. 8 with PNC Bank, which extended the due date of the $25 million credit facility from August 29, 2008 to November 27, 2008. Pursuant to the term of the Amendment, we may terminate the agreement upon 60 days’ prior written notice upon payment in full of the obligation.

Promissory Notes
In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation (“PDC”), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semi-annual basis on June 30 and December 31. The principal repayments for 2007 will be approximately $400,000 semi-annually. Interest is accrued at the applicable law rate (“Applicable Rate”) pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended (10% on September 30, 2007) and payable in one lump sum at the end of the loan period. On September 30, 2007, the outstanding balance was $3,026,000 including accrued interest of approximately $1,992,000. Pursuant to the agreement the accrued interest is to be paid at the end of the term, and as such, is recorded as a long-term liability. PDC has directed M&EC to make all payments under the promissory note directly to the Internal Revenue Service (“IRS”) to be applied to PDC’s obligations under its installment agreement with the IRS.

In conjunction with our acquisition of Nuvotec (n/k/as Perma-Fix Northwest, Inc.) and PEcoS (n/k/a as Perma-Fix Northwest Richland, Inc.), which was completed on June 13, 2007, we entered into a promissory note for a principal amount of $4.0 million to KeyBank National Association, dated June 13, 2007, which represents debt assumed by us as result of the acquisition. The promissory note is payable over a two years period with monthly principal repayment of $160,000 starting July 2007 and $173,000 starting July 2008, along with accrued interest. Interest is accrued at prime rate plus 1.125%. On September 30, 2007, the outstanding principal balance was $3,520,000.

Installment Agreement
Additionally, M&EC entered into an installment agreement with the IRS for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2007 will be approximately $100,000 semiannually. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On September 30, 2007, the rate was 10%. On September 30, 2007, the outstanding balance was $734,000 including accrued interest of approximately $481,000. The accrued interest is to be paid at the end of the term, and as such, is recorded as a long-term liability, pursuant to the terms of the agreement.

In conjunction with our acquisition of Nuvotec (n/k/as Perma-Fix Northwest, Inc.) and PEcoS (n/k/a as Perma-Fix Northwest Richland, Inc.), which was completed on June 13, 2007, pursuant to the Agreement and Plan of Merger, dated April 27, 2007, which was subsequently amended on June 13, 2007, we agreed to pay shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2.5 million, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011. Interest is accrued on outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011. As of September 30, 2007, we had accrued interest of approximately $58,000.

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

Legal
In the normal course of conducting our business, we are involved in various litigation. There has been no material change in legal proceedings from those disclosed previously in the Company’s Form 10-K for the year ended December 31, 2006, and our Form 10-Qs for the periods ended March 31, 2007 and June 30, 2007, except as follows:

Perma-Fix of Dayton, Inc. (“PFD”)
As previously disclosed, our subsidiary, Perma-Fix of Dayton, Inc., is defending a lawsuit styled Barbara Fisher v. Perma-Fix of Dayton, Inc., in the United States District Court, Southern District of Ohio (the “Fisher Lawsuit”). This citizen’s suit was brought under the Clean Air Act alleging, among other things, violations by PFD of state and federal clean air statutes connected with the operation of PFD’s facility located in Dayton, Ohio. As further previously disclosed, the U.S. Department of Justice, on behalf of the Environmental Protection Agency, intervened in the Fisher Lawsuit alleging, among other things, substantially similar violations alleged in the Fisher Lawsuit (the “Government’s Lawsuit”).

We also previously disclosed that PFD has reached an agreement in principle with the government to settle the Government’s Lawsuit, whereby PFD has agreed to take specific action to address relevant air pollution regulations and permit requirements and to pay a civil penalty of $800,000. If the Government Lawsuit settlement is finalized, we anticipate the penalty to consist of two components:

·	cash payment to the appropriate regulatory authority; and

·	supplemental environmental projects consisting of one or more capital projects.

We are negotiating with the DOJ and EPA to complete a formal consent decree (settlement agreement) to finalize the settlement of the Government’s Lawsuit in accordance with the agreement in principle and to meet the government’s approval requirements (including public notice and comment).

Recently, we reached an agreement in principle to settle the Fisher Lawsuit, whereby PFD would pay a total of $1,325,000. The purpose of the proposed settlement is to avoid the uncertainties and expense of continuing the litigation and to settle and compromise on any and all claims that the Fisher Plaintiff could have raised against PFD.

Settlement of the Fisher Lawsuit is subject to, among other things, execution and court acceptance of a definitive settlement agreement. Our insurer has agreed to contribute $500,000 toward the settlement cost of the Fisher Lawsuit. Discussions are ongoing with our insurer as to whether, and to what extent any additional contribution may be made in connection with the settlement of the Fisher Lawsuit and as to whether any contribution will be made in connection with the settlement of the Government Lawsuit.

As of the date of this report, we have therefore recorded a total of $1,625,000 of reserves in our discontinued operations for PFD to settle the Fisher Lawsuit and the Government Lawsuit. The Company recorded $825,000 in the third quarter of 2007.

As previously reported, on April 12, 2007 our insurer agreed to reimburse PFD for reasonable defense costs of litigation incurred prior to our insurer’s assumption of the defense, but this agreement to defend and indemnify PFD was subject to the our insurer’s reservation of its rights to deny indemnity pursuant to various policy provisions and exclusions, including, without limitation, payment of any civil penalties and fines, as well as our insurer’s right to recoup any defense cost it has advanced if our insurer later determines that its policy provides no coverage. When, our insurer withdrew its prior coverage denial and agreed to defend and indemnify PFD in the above described lawsuits, subject to certain reservation of rights, we had incurred more than $2.5 million in costs in vigorously defending against the Fisher Lawsuit and the Government Lawsuit. To date, our insurer has reimbursed PFD $2.5 million for legal defense fees and disbursements, which we recorded as a recovery within our discontinued operations in the second quarter of 2007. Partial reimbursement from our insurer of $750,000 was received on July 11, 2007. A second reimbursement of approximately $1.75 million was received on August 17, 2007. Our insurer has advised us that they will reimburse us for approximately another $82,000 in legal fees and disbursements, subject to our insurer’s reservation of rights as noted above. We anticipate receiving this additional reimbursement in the fourth quarter of 2007.

Perma-Fix of Orlando, Inc. (“PFO”)
Recently, PFO has been named as a defendant in four cases related to a series of toxic tort cases, the “Brottem Litigation” that are pending in the Circuit Court of Seminole County, Florida. All of the cases involve allegations of toxic chemical exposure at a former telecommunications manufacturing facility located in Lake Mary, Florida, known generally as the “Rinehart Road Plant”. PFO is presently a defendant, together with numerous other defendants, in the following four cases: Brottem v. Siemens, et al.; Canada v. Siemens et al.; Bennett v. Siemens et al. and the recently filed Culbreath v. Siemens et al. All of the cases seek unspecified money damages for alleged personal injuries or wrongful death. With the exception of PFO, the named defendants are all present or former owners of the subject property, including several prominent manufacturers that operated the Rinehart Road Plant. The allegations in all of the cases are essentially identical.

The basic allegations are that PFO provided “industrial waste management services” to the Defendants and that PFO negligently “failed to prevent” the discharge of toxic chemicals or negligently “failed to warn” the plaintiffs about the dangers presented by the improper handling and disposal of chemicals at the facility. The complaints make no attempt to specify the time and manner of the alleged exposures in connection with PFO’s “industrial waste management services.” PFO has moved to dismiss for failure to state a cause of action.

At this time, the cases involve a large number of claims involving personal injuries. At this very early stage, it is not possible to accurately assess PFO’s potential liability. Our insurer has agreed to defend and indemnify us in these lawsuits, excluding our deductible of $250,000, subject to a reservation of rights to deny indemnity pursuant to various provisions and exclusions under our policy.

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

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that in the event of closure our permitted facilities will be closed in accordance with the regulations. The policy provides a maximum $35 million of financial assurance coverage of which the coverage amount totals $30,096,000 at September 30, 2007, and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy required an upfront payment of $4.0 million, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account. In February 2007, we paid our fourth of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of September 30, 2007, we have recorded $5,702,000 in our sinking fund on the balance sheet, which includes interest earned of $505,000 on the sinking fund as of September 30, 2007. Interest income for the three and nine months ended September 30, 2007, was $69,000 and $193,000, respectively.

In August 2007, we entered into a second finite risk insurance policy for our Perma-Fix Northwest Richland, Inc. facility, which was acquired on June 13, 2007. The policy provides an initial $7.8 million of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8.2 million. The policy will renew automatically on an annual basis at the end of the four year term and will not be subject to any renewal fees. The policy requires total payment of $4.4 million, consisting of an annual payment of $1.4 million, and two annual payments of $1.5 million, starting July 31, 2007. In July 2007, we paid the first of our three annual payments of $1.4 million, of which $1.1 million represented premium on the policy and the remaining $258,000 was deposited into a sinking fund account. Each of the two remaining $1.5 million payments will consist of $176,000 in premium with the remaining $1.3 million to be deposited into a sinking fund. As of September 30, 2007, we have recorded $259,000 in our sinking fund on the balance sheet, which includes interest earned of $1,000 on the sinking fund as of September 30, 2007.

7.	Discontinued Operations

Our Industrial Segment has sustained losses in each year since 2000. The facilities in our Industrial Segment provide on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial waste, and wastewater. Certain of our facilities within the Industrial Segment provide waste management services to governmental agencies. On May 18, 2007, our Board of Directors authorized management to consider the divestiture of all or a part of our Industrial Segment. On May 25, 2007, we entered into a letter of intent (“LOI”) to sell our Industrial Segment to The Environmental Quality Company (EQ), excluding our facility in Pittsburgh, Pennsylvania, owned by our subsidiary, Perma-Fix of Pittsburgh, Inc. (“PFP), and our facility in Detroit, Michigan, owned by our subsidiary, Perma-Fix of Michigan, Inc. (“PFMI”), two facilities which have been approved as discontinued operations by our Board of Directors effective November, 8, 2005, and October 4, 2004, respectively. Subsequent to entering into the letter of intent, EQ advised us that they would be unable to proceed with the transaction as contemplated by the letter of intent. We have since received offers and entered into LOIs with various companies to sell the following facilities within our Industrial Segment: On August 2, 2007, we entered into a LOI with the Amerex Group, Inc. to sell Perma-Fix Treatment Services, Inc. facility for $2.2 million and assumption of certain liabilities; On September 10, 2007, we entered into two separate LOIs with Triumvirate Environmental, Inc., with one LOI covering the sale of substantially all of the assets of Perma-Fix Maryland, Inc., Perma-Fix of Fort Lauderdale, Inc., and Perma-Fix of Orlando, Inc. facilities for approximately $12.0 million, plus assumption of certain liabilities, and the other LOI covering the sale of substantially all of the assets of Perma-Fix of South Georgia, Inc. facility for approximately $1.1 million, and assumption of certain liabilities; On October 2, 2007, we entered into a LOI with OGM, Ltd. to sell the business and substantially all of the assets of Perma-Fix of Dayton, Inc. for approximately $3.0 million and assumption of certain liabilities. Each of the above LOIs is subject to the completion of due diligence, parties entering into a definitive purchase agreement, and approval of our lender and approval of the Board of Directors of the parties thereto. Management considers the sale of the Industrial Segment before June 30, 2008 to be probable.

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

We performed an updated internal analysis on the tangible and intangible assets to test for impairment in the Industrial Segment based on the new LOIs entered into as discussed above, as required by Statement of Financial Accounting Standard (SFAS) 144, “Accounting for the Impairment or disposal of Long-Lived Assets” and SFAS 142, “Goodwill and Other Intangible Assets”. Our analysis, as required by SFAS 144, included the comparison of the offered sale price less cost to sale to the carrying value of the investment under each LOI separately. Based on our analysis, we concluded that the carrying value of the tangible assets for Perma-Fix Dayton, Inc. facility exceeded its fair value, less cost to sell. Consequently, we recorded $564,000 in tangible asset impairment loss in the third quarter of 2007 which is included in “Loss from discontinued operations, net of taxes” on our Consolidated Statements of Operations. We also performed financial valuations on the intangible assets of the Industrial Segment to test for impairment as required by SFAS 142. We concluded that no other tangible and intangible impairments existed as of September 30, 2007.

The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2007, and 2006. These results are included in our Consolidated Statements of Operations as part of our “Loss from discontinued operations, net of taxes”.

	Three Months Ended			Nine Months Ended
(Amounts in Thousands)	September 30,			September 30,
	2007	2006		2007	2006

Net revenues	$7,960		$9,178	$23,347		$26,874
Operating loss from discontinued operations	$(1,826)		$(270)	$(3,023)		$(724)
Income tax provision	$2	$	¾	$2	$	¾
Loss from discontinued operations	$(1,828)		$(270)	$(3,025)		$(724)

As previously disclosed in the second quarter of 2007, the Company’s insurer withdrew its prior denial of coverage and agreed to defend and indemnify Perma-Fix and its Dayton, Ohio subsidiary in the previously disclosed lawsuit brought against the Dayton, Ohio subsidiary by a citizens’ group, styled Barbara Fisher v. Perma-Fix of Dayton, Inc. and the federal government (DOJ/USEPA) alleging, among other things, that our Dayton subsidiary was operating without appropriate air permits. Our insurer’s agreement was subject to a reservation of rights to deny indemnity pursuant to various provisions and exclusions under the policy, including, without limitation, payment of any civil penalties and fines, and the insurer’s right to recoup any defense cost it has advanced in the event that the policy provides no coverage. We were advised by our insurer in the second quarter of 2007 that we would be reimbursed approximately $2.5 million previously spent to defend this litigation, which we recorded as a recovery within discontinued operations in the second quarter of 2007, in accordance with EITF (Emerging Issues Task Force) 01-10. We received $750,000 of the $2.5 million on July 11, 2007. We received the second reimbursement of approximately $1.75 million on August 17, 2007. Our insurer has advised us that they will reimburse us for approximately another $82,000 in legal fees and disbursements in defending this litigation. We anticipate receiving this additional reimbursement in the fourth quarter of 2007.

As previously reported, on April 25, 2007, PFD reached an agreement in principal (“AIP”) with DOJ/USEPA representatives to settle all of the United States’ claims, and under the AIP, PFD has agreed to take specific action to address relevant air pollution regulations and to pay a civil penalty of $800,000. As a result, we recorded $800,000 of reserves in discontinued operations in the second quarter of 2007 for the anticipated settlement. Recently, we reached an agreement in principle to settle the Fisher Lawsuit which requires PFD to pay a total of $1,325,000. The purpose of the proposed settlement is to avoid the uncertainties and expense of continuing the litigation and to settle and compromise on any and all claims that the Fisher Plaintiff could have raised against PFD. Settlement of the Fisher Lawsuit is subject to, among other things, execution of a definitive settlement agreement and approval and entry of the definitive settlement agreement by the court. Our insurer has agreed to contribute $500,000 toward the settlement cost of the Fisher Lawsuit. Discussions are ongoing with our insurer as to whether, and to what extent any additional contribution may be made in connection with the settlement of the Fisher Lawsuit and as to whether any contribution will be made in connection with the settlement of the Government Lawsuit.

As of the date of this report, we have therefore recorded a total of $1,625,000 of reserves in our discontinued operations for settlement by PFD of the Fisher Lawsuit and the Government Lawsuit. The Company recorded $825,000 of reserve in the third quarter of 2007 within our discontinued operations based on the anticipated settlement cost to PFD for the Fisher Lawsuit. See “--Known Trends and Uncertainties-Certain Legal Proceedings” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed discussion of the agreements in principle, issues with our insurer as to these agreements, and conditions precedent to these settlements.

Asset and liabilities related to discontinued operations total $21,006,000 and $11,728,000 as of September 30, 2007, respectively and $22,750,000 and $10,632,000 as of December 31, 2006, respectively.

The following table presents Industrial Segment’s major classes of assets and liabilities classified as held for sale as of September 30, 2007, and December 31, 2006:

(Amounts in Thousands)	2007	2006

Account receivable, net	$4,915	$5,768
Inventories	391	522
Other assets	3,132	3,179
Property, plant and equipment, net	12,568	13,281
Total assets held for sale	$21,006	$22,750
Account payable	$2,247	$2,132
Accrued expenses and other liabilities	4,857	3,760
Deferred revenue	¾	¾
Note payable	896	830
Environmental liabilities	1,146	1,094
Total liabilities held for sale	$9,146	$7,816

The table above represents the respective assets and liabilities that are held for sale as of September 30, 2007, and December 31, 2006 which excludes certain liabilities, consisting of the pension liability at Perma-Fix Michigan (see discussion below) and the environmental liabilities at Perma-Fix of Michigan and Perma-Fix Dayton. Pension liability of $1,287,000 and environmental liabilities of $1,295,000 are excluded from liabilities held for sale as of September 30, 2007, and pension liability of $1,433,000 and environmental liabilities of $1,383,000 are excluded from liabilities held for sale as of December 31, 2006. The held for sale asset and liabilities balances as of September 30, 2007 may differ from the respective balances at closing.

Non Operational Facilities
The Industrial Segment includes two previously shut-down facilities which were presented as discontinued operations in prior years. These facilities include Perma-Fix of Pittsburgh (PFP) and Perma-Fix of Michigan (PFMI). Our decision to discontinue operations at PFP was due to our reevaluation of the facility and our inability to achieve profitability at the facility. During February 2006, we completed the remediation of the leased property and the equipment at PFP, and released the property back to the owner. Our decision to discontinue operations at PFMI was principally a result of two fires that significantly disrupted operations at the facility in 2003, and the facility’s continued drain on the financial resources of our Industrial Segment. As a result of the discontinued operations at the PFMI facility, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006. In September 2006, PFMI signed a Corrective Action Consent Order with the State of Michigan, requiring performance of studies and development and execution of plans related to the potential clean-up of soils in portions of the property. The level and cost of the clean-up and remediation are determined by state mandated requirements. Upon discontinuation of operations in 2004, we engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we estimated the cost of this environmental closure and remediation liability to be $2,464,000. During 2006, based on state-mandated criteria, we re-evaluated our required activities to close and remediate the facility, and during the quarter ended June 30, 2006, we began implementing the modified methodology to remediate the facility. As a result of the reevaluation and the change in methodology, we reduced the accrual by $1,182,000. We have spent approximately $707,000 for closure costs since September 30, 2004, of which $78,000 has been spent during the nine months of 2007 and $74,000 was spent in 2006. We have $575,000 accrued for the closure, as of September 30, 2007, and we anticipate spending $78,000 in the fourth quarter of 2007 with the remainder over the next six years. Based on the current status of the Corrective Action, we believe that the remaining reserve is adequate to cover the liability.

As of September 30, 2007, PFMI has a pension payable of $1,287,000. The pension plan withdrawal liability, is a result of the termination of the union employees of PFMI. The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period. This obligation is recorded as a long-term liability, with a current portion of $158,000 that we expect to pay over the next year.

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

Our operating segments are defined as follows:

The Nuclear Waste Management Services segment provides treatment, storage, processing and disposal of nuclear, low-level radioactive, mixed (waste containing both hazardous and non-hazardous constituents), hazardous and non-hazardous waste through our four facilities; Perma-Fix of Florida, Inc., Diversified Scientific Services, Inc., East Tennessee Materials and Energy Corporation, and our newly acquired facility , Perma-Fix of Northwest, which was purchased in June 2007.

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

The following table presents certain financial information in thousands by business segment as of and for the three and nine months ended September 30, 2007 and 2006, for our operating segments.

Segment Reporting for the Quarter Ended September 30, 2007
	Nuclear		Engineering	Segments Total	Corporate(2)			Consolidated Total
Revenue from external customers	$13,211	(3)	$629	$13,840	$	¾		$13,840
Intercompany revenues	1,036		305	1,341		¾		1,341
Gross profit	4,035		231	4,266		¾		4,266
Interest income	¾		¾	¾		71		71
Interest expense	240		¾	240		236		476
Interest expense-financing fees	¾		¾	¾		48		48
Depreciation and amortization	1,092		10	1,102		16		1,118
Segment profit (loss)	1,319		70	1,389		(1,513)		(124)
Segment assets(1)	95,319		2,012	97,331		33,675	(4)	131,006
Expenditures for segment assets	488		¾	488		4		492
Total long-term debt	7,665		8	7,673		9,952	(5)	17,625

Segment Reporting for the Quarter Ended September 30, 2006
	Nuclear		Engineering	Segments Total		Corporate(2)		Consolidated Total
Revenue from external customers	$11,023	(3)	$1,065	$12,088	$	¾		$12,088
Intercompany revenues	579		172	751		¾		751
Gross profit	4,127		241	4,368		¾		4,368
Interest income	¾		¾	¾		100		100
Interest expense	127		¾	127		149		276
Interest expense-financing fees	¾		¾	¾		48		48
Depreciation and amortization	784		10	794		14		808
Segment profit (loss)	1,997		95	2,092		(1,492)		600
Segment assets(1)	67,653		2,407	70,060		35,363	(4)	105,423
Expenditures for segment assets	1,994		8	2,002		25		2,027
Total long-term debt	2,515		17	2,532		5,750	(5)	8,282

Segment Reporting for the Nine Months Ended September 30, 2007
	Nuclear		Engineering	Segments Total		Corporate(2)		Consolidated Total
Revenue from external customers	$38,560	(3)	$1,738	$40,298	$	¾		$40,298
Intercompany revenues	2,328		845	3,173		¾		3,173
Gross profit	13,106		564	13,670		¾		13,670
Interest income	1		¾	¾		237		238
Interest expense	462		1	463		486		949
Interest expense-financing fees	¾		¾	¾		143		143
Depreciation and amortization	2,666		27	2,693		52		2,745
Segment profit (loss)	5,625		162	5,787		(4,576)		1,211
Segment assets(1)	95,319		2,012	97,331		33,675	(4)	131,006
Expenditures for segment assets	2,337		13	2,350		17		2,367
Total long-term debt	7,665		8	7,673		9,952	(5)	17,625

Segment Reporting for the Nine Months Ended September 30, 2006
	Nuclear		Engineering	Segments Total		Corporate(2)		Consolidated Total
Revenue from external customers	$36,288	(3)	$2,737	$39,025	$	¾		$39,025
Intercompany revenues	1,848		413	2,261		¾		2,261
Gross profit	14,662		692	15,354		¾		15,354
Interest income	¾		¾	¾		189		189
Interest expense	362		1	363		632		995
Interest expense-financing fees	¾		¾	¾		144		144
Depreciation and amortization	2,254		30	2,284		38		2,322
Segment profit (loss)	8,078		246	8,324		(4,766)		3,558
Segment assets(1)	67,653		2,407	70,060		35,363	(4)	105,423
Expenditures for segment assets	3,212		59	3,271		50		3,321
Total long-term debt	2,515		17	2,532		5,750	(5)	8,282

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)	Amounts reflect the activity for corporate headquarters not included in the segment information.

(3)
The consolidated revenues within the Nuclear segment include the LATA/Parallax revenues for the three and nine months ended September 30, 2007, which total $2,029,000 or 14.7% and $7,167,000 or 17.8% of total revenues, respectively. LATA/Parallax revenues for same periods in 2006 were $2,672,000 or 22.1% and $7,344,000 or 18.8%.

(4)	Amount includes assets from our discontinued operations of $21,006,000 and $23,944,000 as of September 30, 2007 and 2006, respectively.

(5)	Includes the balance outstanding from our revolving line of credit and term loan, which is utilized by all of our segments.

9.	Income Taxes

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

We adopted FIN 48 as of January 1, 2007. As a result of the implementation of FIN 48, we have concluded that we have not taken any uncertain tax positions on any of our open income tax returns filed through the period ended December 31, 2006 that would materially distort our financial statement. Our methods of accounting are based on established income tax principles approved in the Internal Revenue Code (IRC) and are properly calculated and reflected within our income tax returns. In addition, we have filed income tax returns in all applicable jurisdictions in which we had material nexus warranting an income tax return filing.

We re-assess the validity of our conclusions regarding uncertain income tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position's sustainability under audit. The impact of this reassessment for the third quarter of 2007 did not have any impact on our results of operations, financial condition or liquidity.

10.	Acquisition of Nuvotec

On June 13, 2007, the Company completed its acquisition of Nuvotec and its wholly owned subsidiary, Pacific Ecosolutions, Inc (PEcoS), pursuant to the terms of the Merger Agreement, between Perma-Fix, Perma-Fix’s wholly owned subsidiary, Transitory, Nuvotec, and PEcoS, dated April 27, 2007, which was subsequently amended on June 13, 2007. The Company acquired 100% of the voting shares of Nuvotec. The acquisition was structured as a reverse subsidiary merger, with Transitory being merged into Nuvotec, and Nuvotec being the surviving corporation. As a result of the merger, Nuvotec became a wholly owned subsidiary of Perma-Fix Environmental Services Inc. (PESI). Nuvotec’s name was changed to Perma-Fix Northwest, Inc. (“PFNW”). PEcoS, whose name was changed to Perma-Fix Northwest Richland, Inc. (“PFNWR”) on August 2, 2007, is a wholly-owned subsidiary of PFNW. PEcoS is a permitted hazardous, low level radioactive and mixed waste treatment, storage and disposal facility located in the Hanford U.S. Department of Energy site in the eastern part of the state of Washington. The strategic addition of Nuvotec provides the Company with immediate access to treat some of the most complex nuclear waste streams in the nation and should provide significant growth opportunity in the coming years.

Under the terms of the Merger Agreement, the purchase price paid by the Company in connection with the acquisition was $17.0 million, consisting of as follows:

(a)
$2.3 million in cash at closing of the merger, with $1.5 million payable to unaccredited shareholders and $0.8 million payable to shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”).

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

(d)	Transaction costs totaling $0.6 million.

In addition to the above, an agreement to a contingency of an earn-out amount not to exceed $4.4 million over a four year period (“Earn-Out Amount”). The earn-out amounts will be earned if certain annual revenue targets are met by the Company’s combined Nuclear Segment. The first $1.0 million of the earn-out amount, when earned, will be placed in an escrow account to satisfy certain indemnification obligations under the Merger Agreement of Nuvotec, PEcoS, and the shareholders of Nuvotec to Perma-Fix that are identified by Perma-Fix within the escrow period as provided in the Merger Agreement. As of September 30, 2007 the Company has not made or accrued any earn-out payments to Nuvotec shareholders because such revenue targets have not been met.

The acquisition was accounted for using the purchase method of accounting, pursuant to SFAS 141, “Business Combinations”. The consideration for the acquisition was attributed to net assets on the basis of the fair value of assets acquired and liabilities assumed as of June 13, 2007. The results of operations after June 13, 2007 have been included in the consolidated financial statements. The excess of the cost of the acquisition over the estimated fair value of the net tangible assets and intangible assets on the acquisition date, which amounted to $8.1 million, was allocated to goodwill which is not amortized but subject to an annual impairment test. The Company has not yet finalized the allocation of the purchase price to the net assets acquired in this acquisition. As such the estimated purchase price allocation is preliminary and subject to further revision. The following table summarizes the preliminary purchase price to the net assets acquired in this acquisition as of September 30, 2007.

(Amounts in thousands)
Cash	$2,300
Assumed debt	9,412
Installment payments	2,500
Common Stock of the Company	2,165
Transaction costs	602
Total consideration	$16,979

The following table presents the allocation of the preliminary acquisition cost, including professional fees and other related acquisition costs, to the assets and liabilities assumed based on their fair values:

(Amounts in thousands)

Current assets	$2,834
Property, plant and equipment	13,978
Permits	4,500
Goodwill	8,067
Total assets acquired	29,379
Current liabilities	(8,632)
Non-current liabilties	(3,768)
Total liabilities assumed	(12,400)

Net assets acquired	$16,979

The results of operations of Nuvotec (n/k/a Perma-Fix Northwest, Inc.) and PEcoS (n/k/a Perma-Fix Northwest Richland, Inc.) have been included in Perma-Fix’s consolidated financial statements from the date of the closing of the acquisition, which was June 13, 2007. The following unaudited pro forma financial information presents the combined results of operations of combining Nuvotec and PEcoS and Perma Fix as though the acquisition had occurred as of the beginning of the periods presented. As Perma-Fix provides a valuation allowance on substantially all of its deferred tax assets, any deferred tax impact resulting from the reevaluation of the fixed assets has not been recognized. The pro forma financial information does not necessarily represent the results of operations that would have occurred had Nuvotec and PEcoS and Perma Fix been a single company during the periods presented, nor does Perma Fix believe that the pro forma financial information presented is necessarily representative of future operating results.

(Amounts in Thousands, Except per Shares)
	Three Months Ended September 30,
	(unaudited)		(unaudited)
	2007		2006
Net revenues		$13,840	$16,748
Net (loss) income		$(124)	$2,089
Net income per share - basic	$	¾	$.04
Net income per share - diluted	$	¾	$.04
Weighted average shares outstanding - basic		52,843	50,541
Weighted average shares outstanding - diluted		52,843	51,430

	Nine Months Ended September 30,
	(unaudited)	(unaudited)
	2007	2006
Net revenues	$44,736	$49,905
Net income	$633	$5,573
Net income per share - basic	$.01	$.12
Net income per share - diluted	$.01	$.12
Weighted average shares outstanding - basic	52,349	46,851
Weighted average shares outstanding - diluted	53,673	47,414

11.	Capital Stock

During the nine months ended September 30, 2007, we issued 223,786 shares of our Common Stock upon exercise of 226,084 employee stock options, at exercise prices from $1.25 to $2.19 per share. An optionee surrendered 2,298 shares of personally held Common Stock of the Company as payment for the exercise of the 4,000 options. Total proceeds received during the nine months ended September 30, 2007 related to warrant and option exercises totaled approximately $439,000, which includes $399,000 from employee stock option exercises and $40,000 from repayment of stock subscription resulting from exercise of warrants to purchase 60,000 shares of our Common Stock on a loan by the Company at an arms length basis in 2006.

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

The summary of the Company’s total Plans as of September 30, 2007 as compared to September 30, 2006 and changes during the period then ended are presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2007	2,816,750	$1.86
Granted	102,000	2.95
Exercised	226,084	1.80		$238,671
Forfeited	34,999	1.83
Options outstanding End of Period	2,657,667	1.91	4.8	$3,086,524
Options Exercisable at September 30, 2007	1,965,000	$1.87	4.6	$2,358,911
Options Vested and expected to be vested at September 30, 2007	2,613,127	$1.91	4.8	$3,032,631

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding January 1, 2006	2,546,750	$1.79
Granted	1,068,000	1.88
Exercised	401,500	1.32		$277,193
Forfeited	224,500	2.07
Options outstanding End of Period	2,988,750	1.86	5.5	$742,028
Options Exercisable at September 30, 2006	1,930,750	$1.85	5.4	$537,748
Options Vested and expected to be vested at September 30, 2006	2,939,274	$1.86	5.5	$731,638

The following tables summarize information about options under the plans outstanding at September 30, 2007 and 2006:

	Options Outstanding			Options Exercisable
Description and Range of Exercise Prices at September 30, 2007	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

Performance Equity Plan	9,000	1.0	$1.25	9,000	1.0	$1.25
($1.25)

Non-Qualified Stock Option Plan	1,187,500	4.1	1.85	1,187,500	4.1	1.85
($1.25 - $2.19)

2004 Stock Option Plan	870,167	4.5	1.84	279,500	4.8	1.80
($1.44 - $1.86)

1992 Outside Director Stock Option Plan	165,000	3.2	2.05	165,000	3.2	2.05
($1.22 - $2.98)

2003 Outside Director Stock Option Plan	426,000	7.9	2.18	324,000	7.3	1.94
($1.70- $2.95)

	Options Outstanding			Options Exercisable
Description and Range of Exercise Prices at September 30, 2006	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

Performance Equity Plan	12,000	2.0	$1.25	12,000	2.0	$1.25
($1.25)

Non-Qualified Stock Option Plan	1,399,750	5.1	1.86	1,399,750	5.1	1.86
($1.00- $2.19)

2004 Stock Option Plan	1,053,000	5.7	1.83	85,000	5.4	1.85
($1.44 - $1.86)

1992 Outside Director Stock Option Plan	200,000	3.6	2.00	200,000	3.6	2.00
($1.22 - $2.98)

2003 Outside Director Stock Option Plan	324,000	8.3	1.94	234,000	7.7	1.85

12.	Investment

In connection with the acquisition of Nuvotec (n/k/a Perma-Fix Northwest, Inc.) and PEcoS (n/k/a Perma-Fix Northwest Richland, Inc.), which was completed on June 13, 2007, the Company owns 24,000 shares of Common Stock of IsoRay Inc. The amount owned represents less than 1% of the issued and outstanding shares of IsoRay, Inc. as of September 12, 2007. The Company has no unique voting rights and no ability to exercise significant influence over IsoRay, Inc. As of September 30, 2007, the fair value of the 24,000 shares of Common Stock totaled approximately $84,000. During the three months ended September 30, 2007, we recognized a loss of $37,000 as result of our adjustment of the shares to its fair market value at September 30, 2007

13.	Letters of Intent (LOI)

On May 18, 2007, our Board of Directors authorized management to consider the divestiture of all or a part of our Industrial Segment. On May 25, 2007, we entered into a letter of intent (“LOI”) to sell our Industrial Segment to The Environmental Quality Company (EQ), excluding our facility in Pittsburgh, Pennsylvania, owned by our subsidiary, Perma-Fix of Pittsburgh, Inc. (“PFP), and our facility in Detroit, Michigan, owned by our subsidiary, Perma-Fix of Michigan, Inc. (“PFMI”), two facilities which have been approved as discontinued operations by our Board of Directors effective November, 8, 2005, and October 4, 2004, respectively. Subsequent to entering into the letter of intent, EQ advised us that they would be unable to proceed with the transaction as contemplated by the letter of intent. We have since received offers and entered into LOIs with various companies to sell the following facilities within our Industrial Segment:

·
On August 2, 2007, we entered into a LOI with the Amerex Group, Inc. to sell the Perma-Fix Treatment Services, Inc. facility, located in Tulsa, Oklahoma. Under this LOI, Amerex will pay to us $2.2 million and assume certain liabilities of Perma-Fix Treatment. The purchase price is subject to adjustment under certain conditions.

·
On September 10, 2007, we entered into two separate LOIs with Triumvirate Environmental, Inc. One of the LOIs covers the sale of assets of Perma-Fix of Maryland, Perma-Fix of Fort Lauderdale, and Perma-Fix of Orlando for approximately $12.0 million, plus assumption by the purchaser of certain liabilities of these companies, and the second LOI covers the sale of the assets of Perma-Fix of South Georgia for approximately $1.1 million, plus assumption of certain liabilities. The purchase price under both LOIs is subject to adjustment under certain conditions.

·
On October 2, 2007, the Company entered into a letter of intent with OGM, Ltd. (“OGM”) to sell the business and certain assets of its subsidiary, Perma-Fix of Dayton, Inc. (“PFD”), located in Dayton, Ohio. Under this letter of intent OGM will pay to us $3.0 million and assume certain liabilities and obligations of PFD. The purchase price is subject to adjustment under certain conditions. This letter of intent is subject to OGM obtaining suitable arrangements to finance the purchase price.

The letter of intent further provides that the definitive agreement shall provide, among other things, that:

·	each of the parties shall provide the other with certain indemnifications, and

·
in the event that on or before closing date of the definitive purchase agreement a settlement agreement resolving the citizen’s suit portion of the lawsuit styled Fisher, et al., v. PFD (the “Lawsuit”) as previously disclosed by the Company, has not been entered into by the parties and approved by the court and/or a consent decree has not been entered into between PFD and the U.S. Department of Justice (“DOJ”) and the U.S. Environmental Protection Agency (“EPA”) resolving the government’s allegations in the Lawsuit (see Footnote 6 to “Notes to Consolidated Financial Statements” - “Commitments and Contingenices - Legal”), then OGM would not be obligated to close the purchase transaction unless the Company and PFD agree to indemnify OGM against any liabilities or damages incurred by OGM as a result of the failure of the Company and/or PFD to settle the citizen’s suit portion of the Lawsuit on terms substantially similar to the terms of a proposed settlement agreement attached to the definitive agreement or enter into a consent decree with the EPA and/or DOJ on terms substantially similar to the terms of a proposed consent decree attached as an exhibit to the definitive agreement.

Each of the LOIs entered into, as noted above, is subject to the completion of due diligence and the parties entering into a definitive purchase agreement.

14.	Related Party Transaction

The compensation committee of our board of directors unanimously recommended to the full board of directors, and, based on such recommendation, our board of directors approved on the same day, that Joe R. Reeder, a member of our board of directors, with Mr. Reeder abstaining, be paid an additional director’s fee of $160,000 as compensation for his services as the board’s representative in negotiating the agreement in principle to settle the claims brought by the United States, on behalf of the EPA, against PFD, our Dayton, Ohio, subsidiary, and resolution of certain other matters relating to that lawsuit. As a fee payable to Mr. Reeder for his services as a member of our board of directors, payment of the fee is governed by the terms of our 2003 Outsider Directors Stock Plan (the “2003 Directors Plan”). In accordance with the terms of the 2003 Directors Plan, fees payable to a non-employee director may be paid, at the election of the director, either 65% or 100% in shares of our common stock, with any balance payable in cash. The number of shares to be issued under the 2003 Directors Plan in lieu of cash fees is determined by dividing the amount of the fee by 75% of the closing sales price of our common stock on the business day immediately preceding the date that the fee is due. Mr. Reeder has elected to receive 100% of such fee in shares of our common stock in lieu of cash. Our director fees for the third quarter are payable at our next Annual Shareholders’ Meeting in 2008. Based on the closing price of $2.89 per share on October 30, 2007, Mr. Reeder is entitled to receive under the terms of the 2003 Directors Plan, 73,818 shares of our common stock as payment for his services relating to the PFD litigation, in lieu of the cash amount of $160,000.

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

·	improve our operations and liquidity;

·	anticipated improvement in the financial performance of the Company;

·	ability to comply with the Company’s general working capital requirements;

·	ability to be able to continue to borrow under the Company’s revolving line of credit;

·	anticipate a full repayment of our Term Loan by November 2008;

·
we anticipate the environmental liabilities for all the Industrial Segment facilities noted above will be part of the divestiture with the exception of PFM, PFD, and PFMI, which will remain the financial obligations of the Company. While no assurances can be made that we will be able to do so, we expect to fund the expenses to remediate the three sites from funds generated internally;

·	each of the LOIs entered into is subject to the completion of due diligence and the parties entering into a definitive purchase agreement.

·	the purchase price under the LOI is subject to adjustment under certain conditions;

·	this letter of intent is subject to OGM obtaining suitable arrangements to finance the purchase price;

·	under our insurance contracts, we usually accept self-insured retentions, which we believe is appropriate for our specific business risks;

·	we believe we maintain insurance coverage adequate for our needs and which is similar to, or greater than the coverage maintained by other companies of our size in the industry;

·	LATA/Parallax can terminate the contract with us at any time for convenience, which could have a material adverse effect on our operations;

·	we could be a potentially responsible party for the costs of the cleanup notwithstanding any absence of fault on our part;

·	we anticipate full repayment of our Revolver November 2008;

·	ability to remediate certain contaminated sites for projected amounts;

·	ability to fund budgeted capital expenditures during 2007;

·	we anticipate funding these capital expenditures by a combination of lease financing and internally generated funds.

·	expanding within the mixed waste market, as well as more complex waste streams;

·	growth of our Nuclear segment;

·	efforts to complete a formal settlement agreement (consent decree) and to meet the DOJ/EPA official approval requirements (including public notice and comment) are on-going;

·	cost estimates associated with taking action to address air pollution control regulations and permit requirements will depend on specific details of the consent decree;

·	based on the current status of the Corrective Action, we believe that the remaining reserve is adequate to cover the liability;

·
the agreement in principle (“AIP”) states that PFD will pay a civil penalty of $800,000; however, if the Government Lawsuit settlement is finalized, we anticipate the penalty to consist of two components;

·	settlement of the Fisher Lawsuit is subject to , among other things, execution of a definitive settlement agreement and approval and entry of the definitive settlement agreement by the court;

·
our insurer has advised us that they will reimburse us approximately another $82,000 in legal and out of pocket defense costs, subject to our insurer reservation of rights as noted above. We anticipate receiving this reimbursement in the fourth quarter of 2007;

·
discussions are ongoing with our insurer as to whether, and to what extent any additional contribution may be made in connection with the settlement of the Fisher Lawsuit and as to whether any contribution will be made in connection with the settlement of the Government Lawsuit;

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

·
at this very early stage, it is not possible to accurately assess PFO’s potential liability. Our insurer has agreed to defend and indemnify us in these lawsuits, excluding our deductible of $250,000, subject to a reservation of rights to deny indemnity pursuant to various provisions and exclusions under our policy; and

·	this level of backlog material continues to position the Nuclear Segment well, from a processing revenue perspective, as it provides for continued and more consistent processing during slower seasons.

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

·	the factors listed in our 2006 Annual Report on 10-K under “Special Notes Regarding Forward-Looking Statements”.

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

The third quarter of 2007 reflected a revenue increase of $1,752,000 or 14.5% from the same period of 2006. Excluding the revenue of $3,513,000 of our newly acquired Perma-Fix Northwest Richland, Inc., (PFNWR) facility on June 13, 2007, the Nuclear Segment revenue decreased 12.0% from the same period of 2006 due to lower receipts throughout the segment. We also saw a 40.9% decrease in revenue at our Engineering Segment. The third quarter 2007 gross profit, excluding the gross profit of $1,790,000 of our PFNW facility, decreased by $1,892,000 or 43.3% from the same period of 2006. Excluding the gross profit and revenue of our PFNWR facility, gross profit as a percentage of revenue decreased from 36.1% to 24.0%. The reduction in gross profit was due primarily with the Nuclear Segment experiencing lower revenue from receipts of waste coupled with a change in revenue mix to lower margin waste streams. The Nuclear Segment gross profit fell 45.6%. During the third quarter, SG&A, excluding our PFNWR’s SG&A of approximately $657,000, decreased by 4.2%. The decrease is due to payroll and general expense reductions in administrative and Nuclear Segment, offset by increase of bad debt expense in our Engineering Segment. We continue to pursue growth within the Nuclear Segment by, among other things, expansion within the mixed waste market, as well as more complex waste streams. This growth is demonstrated by the acquisition of Nuvotec USA Inc. (n/k/a Perma-Fix Northwest, Inc.) and its wholly owned subsidiary Pacific EcoSolutions Inc. (n/k/a Perma-Fix Northwest Richland, Inc.) on June 13, 2007. For the quarter ended September 30, 2007, Perma-Fix Northwest Richland, Inc. had net revenue and operating income of approximately $3,513,000 and $1,143,000, respectively. Our interest expense was higher in the quarter as we started to utilize our revolver resulting from the acquisition of Perma-Fix Northwest, Inc. and Perma-Fix Northwest Richland, Inc. on June 13, 2007 and payment of interest on debt incurred from the acquisition. Overall, net loss available to common shareholders was $1,952,000 for the three months ended September 30, 2007, compared to net income of $330,000 for the same period of 2006. Our net loss for the three months ended September 30, 2007, included a large reserve of $825,000 from discontinued operations related to a lawsuit for our Perma-Fix Dayton, Inc. facility (see “Commitments and Contingencies - Legal” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation) and $564,000 in tangible asset impairment of $564,000 in our Perma-Fix Dayton, Inc. facility (see “Note 7 - Discontinued Operations” in “Notes to Consolidated Financial Statements”

Our Industrial Segment has sustained losses in each year since 2000. The facilities in our Industrial Segment provide on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial waste, and wastewater. Certain of our facilities within the Industrial Segment provide waste management services to governmental agencies. On May 18, 2007, our Board of Directors authorized management to consider the divestiture of all or a part of our Industrial Segment. On May 25, 2007, we entered into a letter of intent (“LOI”) to sell our Industrial Segment to The Environmental Quality Company (EQ), excluding our facility in Pittsburgh, Pennsylvania, owned by our subsidiary, Perma-Fix of Pittsburgh, Inc. (“PFP), and our facility in Detroit, Michigan, owned by our subsidiary, Perma-Fix of Michigan, Inc. (“PFMI”), two facilities which have been approved as discontinued operations by our Board of Directors effective November, 8, 2005, and October 4, 2004, respectively. Subsequent to entering into the letter of intent, EQ advised us that they would be unable to proceed with the transaction as contemplated by the letter of intent. We have since received offers and entered into LOIs with various companies to sell the following facilities within our Industrial Segment: On August 2, 2007, we entered into a LOI with the Amerex Group, Inc. to sell Perma-Fix Treatment Services, Inc. facility for $2.2 million and assumption of certain liabilities; On September 10, 2007, we entered into two separate LOIs with Triumvirate Environmental, Inc., with one LOI covering the sale of substantially all of the assets of Perma-Fix Maryland, Inc., Perma-Fix of Fort Lauderdale, Inc., and Perma-Fix of Orlando, Inc. facilities for approximately $12.0 million, plus assumption of certain liabilities, and the other LOI covering the sale of substantially all of the assets of Perma-Fix of South Georgia, Inc. facility for approximately $1.1 million, and assumption of certain liabilities; On October 2, 2007, we entered into a LOI with OGM, Ltd. to sell the business and substantially all of the assets of Perma-Fix of Dayton, Inc. for approximately $3.0 million and assumption of certain liabilities. Each of the above LOIs is subject to the completion of due diligence, parties entering into a definitive purchase agreement, and approval of our lender and approval of the Board of Directors of the parties thereto. Management considers the sale of the Industrial Segment before June 30, 2008 to be probable.

Results of Operations
The reporting of financial results and pertinent discussions are tailored to two reportable segments: Nuclear and Engineering. The table below should be used when reviewing management’s discussion and analysis for the three and nine months ended September 30, 2007 and 2006:

Consolidated (amounts in thousands)	Three Months Ending September 30,				Nine Months Ending September 30,
	2007	%	2006	%	2007	%	2006	%
Net revenues	$13,840	100.0	$12,088	100.0	$40,298	100.0	$39,025	100.0
Cost of goods sold	9,574	69.2	7,720	63.9	26,628	66.1	23,671	60.7
Gross profit	4,266	30.8	4,368	36.1	13,670	33.9	15,354	39.3
Selling, general and administrative	4,061	29.3	3,564	29.5	11,535	28.6	10,654	27.3
Loss (gain) on disposal of property & equipment	(4)	―	―	―	(1)	―	1	―
Income from operations	$209	1.5	$804	6.6	$2,136	5.3	$4,699	12.0
Interest expense	$(476)	(3.4)	$(276)	(2.3)	$(949)	(2.4)	$(995)	(2.5)
Interest expense-financing fees	(48)	(.3)	(48)	(.4)	(143)	(.4)	(144)	(.4)
Other income (expense)	(41)	(.3)	(6)	―	(48)	.1	(39)	(.1)
(Loss) income from continuing
operations	(124)	(.9)	600	5.0	1,211	3.0	3,558	9.1
Preferred Stock dividends	―	―	―	―	―	―	―	―

Summary - Three and Nine Months Ended September 30, 2007 and 2006

Net Revenues
Consolidated revenues increased $1,752,000 for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, as follows:

(In thousands)	2007	% Revenue	2006	% Revenue	Change	% Change
Nuclear
Government waste	$3,673	26.6	$3,973	32.9	$(300)	(7.6)
Hazardous/Non-hazardous	1,069	7.7	829	6.8	240	29.0
Other nuclear waste	2,646	19.1	1,920	15.9	726	37.8
Bechtel Jacobs	281	2.0	1,629	13.5	(1,348)	(82.8)
LATA/Parallax	2,029	14.7	2,672	22.1	(643)	(24.1)
Acquisition (PFNWR)	3,513	25.4	¾	¾	3,513	100.0
Total	13,211	95.5	11,023	91.2	2,188	19.8

Engineering	629	4.5	1,065	8.8	(436)	(40.9)

Total	$13,840	100.1	$12,088	100.0	$1,752	14.5

The Nuclear Segment experienced $2,188,000 increase in revenue for the three months ended September 30, 2007 over the same period in 2006. Total revenue within the Nuclear Segment included $3,513,000 of revenue of our Perma-Fix Northwest Richland, Inc. facility, which was acquired on June 13, 2007. Excluding the revenue of our Perma-Fix Northwest Richland, Inc. facility, revenue from our Nuclear Segment decreased approximately $1,325,000 or 12.0% as compared to the same period of 2006. Revenue from government generators decreased $300,000 or 7.6% due to overall lower government receipt. Hazardous and non-hazardous revenue increased approximately $240,000 or 29.0% due to combination of increases of volume of approximately 17.0% and average price per drum of approximately 12.0%. Revenue from LATA/Parallax decreased $643,000 or 24.1% for the three month ended September 30, 2007 as compared to the same period of 2006. The decrease for LATA/Parallax is due to significant progress made by LATA/Parallax on the completion of legacy waste removal actions as part of their clean-up project at Portsmouth for the Department of Energy, resulting in a decrease of $917,000 in revenue as compared to the same period last year. However, with the opening of our SouthBay facility, revenues related to receipt, processing, and disposal of our LATA/Parallax Portsmouth Special Waste contract increased by approximately $274,000. The Bechtel Jacobs contract in Oak Ridge is continuing at reduced waste volumes due to the large legacy waste clean-up project completion in 2005. Bechtel Jacobs will continue to ship lower volume of newly generated wastes until final contract expiration in the year 2009 to 2010.  The backlog of stored waste at September 30, 2007 was $13,721,000 compared to $12,492,000 as of December 31, 2006. Excluding the backlog at Perma-Fix Northwest Richland, Inc.’s facility of $4,558,000, the backlog was down $3,329,000 reflecting the decrease in receipts that occurred in the third quarter. We expect backlog levels to continue to fluctuate within acceptable levels throughout 2007, subject to the complexity of the waste streams and timing of receipts and processing of materials. This level of backlog material continues to position the Nuclear Segment well, from a processing revenue perspective, as it provides for continued and more consistent processing during slower seasons. Revenue from the Engineering Segment decreased during the third quarter of 2007. Billable hours were lower due in part to a large event project in 2006 which did not repeat in 2007 and more hours were spent supporting the divestiture of the Industrial Segment facilities that are for sale.

Consolidated revenues increased $1,273,000 for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, as follows:

(In thousands)	2007	% Revenue	2006	% Revenue	Change	% Change
Nuclear
Government waste	$11,310	28.1	$12,267	31.4	$(957)	(7.8)
Hazardous/Non-hazardous	4,236	10.5	2,538	6.6	1,698	66.9
Other nuclear waste	10,042	24.9	9,247	23.7	795	8.6
Bechtel Jacobs	1,094	2.7	4,892	12.5	(3,798)	(77.6)
LATA/Parallax	7,167	17.8	7,344	18.8	(177)	(2.4)
Acquisition (PFNWR)	4,711	11.7	¾	¾	4,711	100.0
Total	38,560	95.7	36,288	93.0	2,272	6.3

Engineering	1,738	4.3	2,737	7.0	(999)	(36.5)

Total	$40,298	100.0	$39,025	100.0	$1,273	3.3

The Nuclear Segment experienced approximately $2,272,000 increase in revenue for the nine months ended September 30, 2007 over the same period in 2006. Total revenue within the Nuclear Segment included approximately $4,711,000 of revenue of our Perma-Fix Northwest Richland, Inc. facility, which was acquired on June 13, 2007. Excluding the revenue of our Northwest Richland, Inc. facility, revenue from our Nuclear Segment decreased approximately $2,439,000 or 6.7% as compared to the same period of 2006. Excluding government revenue of approximately $2,324,000 from the new acquisition of our Perma-fix Northwest Richland, Inc. facility, revenue from government generators decreased approximately 7.8% due to lower overall government receipt. We saw significant increases of revenue from hazardous and non hazardous waste streams due to a combination of increases in both volume and price per unit. Revenues from the LATA/Parallax Portsmouth contract awarded in the first quarter of 2006 contributed approximately $3,797,000 revenues for the nine months ended September 30, 2007, compared to $1,627,000 for the same period of 2006. Our revenue from Bechtel Jacobs decreased due to their nearing completion of the project at Oak Ridge, as discussed above. We continue in our efforts to process the backlog of their waste, and assist them in completing their milestones. The Engineering Segment experienced a decrease in revenue during the first nine months of 2007, as a result of lower billable hours, a large event project in 2006 which did not repeat in 2007, and increased internal work supporting corporate objectives, such as due diligence requirement related to the acquisition of Perma-Fix Northwest, Inc. and Perma-Fix Northwest Richland, Inc. in June 2007 and the divestiture of the Industrial Segment facilities that are for sale.

Cost of Goods Sold
Cost of goods sold increased $1,854,000 for the quarter ended September 30, 2007, compared to the quarter ended September 30, 2006, as follows:

(In thousands)	2007	% Revenue	2006	% Revenue	Change
Nuclear	$7,453	56.4	$6,896	62.6	557
Engineering	398	63.3	824	77.4	(426)
Acquisition (PFNWR)	1,723	13.0	¾	¾	1,723
Total	$9,574	69.2	$7,720	55.8	1,854

Excluding the cost of goods sold of approximately $1,723,000 for our Perma-Fix Northwest Richland, Inc., facility, we saw an increase in cost of goods sold in the Nuclear Segment and a decrease in the Engineering Segment. The Nuclear Segment cost increased by approximately $557,000, which is attributable to higher material, labor, lab expense, and outside contractor costs related to the processing of wastes for the Portsmouth contract. The Engineering Segment saw a decrease in their cost of goods sold due to decrease in revenue. Included within cost of goods sold is depreciation and amortization expense of $1,081,000 and $740,000 for the three months ended September 30, 2007, and 2006, respectively.

Cost of goods sold increased $2,957,000 for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, as follows:

(In thousands)	2007	% Revenue	2006	% Revenue	Change
Nuclear	$22,899	59.4	$21,626	59.6	1,273
Engineering	1,173	67.5	2,045	74.7	(872)
Acquisition (PFNWR)	2,556	6.6	¾	¾	2,556
Total	$26,628	66.1	$23,671	60.7	2,957

We saw an increase in cost of goods sold of approximately $1,273,000 in the Nuclear Segment, excluding cost of goods sold of approximately $2,556,000 for our Perma-Fix Northwest Richland, Inc. facility, and a decrease in the Engineering Segment. The increase in cost of goods sold within our Nuclear Segment is due to higher materials, labor, lab expense, and outside contractor costs related to the processing and disposal of wastes. The Engineering Segment saw a decrease in their cost of goods sold as a result of their decreased revenues for the nine months. Revenue in 2006 for the Engineering Segment included an event project with high reimbursable expenses. Such revenue and reimbursable expenses have not recurred in 2007. Included within cost of goods sold is depreciation and amortization expense of $2,649,000 and $2,192,000 for the nine months ended September 30, 2007, and 2006, respectively.

Gross Profit
Gross profit for the quarter ended September 30, 2007, decreased over 2006, as follows:

(In thousands)	2007	% Revenue	2006	% Revenue	Change
Nuclear	$2,245	17.0	$4,127	37.4	$(1,882)
Engineering	231	36.7	241	22.6	(10)
Acquisition (PFNWR)	1,790	13.5	¾	¾	1,790
Total	$4,266	30.8	$4,368	36.1	$(102)

The Nuclear Segment gross profit, excluding approximately $1,790,000 from the new Perma-Fix Northwest Richland, Inc. facility, saw a decrease from prior year primarily due to a shift in the mix of waste streams handled. High activity waste streams such as mercury and thermal waste were lower in 2007. They were replaced by lower margin field service work from the LATA/Parallax Portsmouth contract as well as lower margin waste streams. In addition, surcharges were significantly lower in 2007 which had a large impact on gross profit and gross margin. The Engineering Segment gross profit decreased though its gross profit percentage increased. The sizable portion of the large event project in 2006 included low margin pass through expenses. Though this increased gross profit, it had a downward effect on gross margin.

Gross profit for the nine months ended September 30, 2007, decreased $1,684,000 over 2006, as follows:

(In thousands)	2007	% Revenue	2006	% Revenue	Change
Nuclear	$10,950	28.4	$14,662	40.4	$(3,712)
Engineering	564	32.5	692	25.3	(128)
Acquisition (PFNWR)	2,156	5.6	¾	¾	2,156
Total	$13,670	33.9	$15,354	39.3	$(1,684)

The Nuclear Segment gross profit was down approximately $3,712,000, excluding the gross profit of our Perma-Fix Northwest Richland, Inc. facility of approximately $2,156,000. The decrease in gross profit in the Nuclear Segment is a result of the lower margin revenue processed. As with the 3rd quarter, lower volume of high activity waste was replaced with lower margin field work, and surcharges were down from prior year. The Engineering Segment gross profit decreased though its gross profit percentage increased. As with the third quarter, the decrease was from lower margin pass through revenue which improved gross profits.

Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses increased $497,000 for the three months ended September 30, 2007, as compared to the corresponding period for 2006, as follows:

		%		%
(In thousands)	2007	Revenue	2006	Revenue	Change
Administrative	$1,363	¾	$1,458	¾	$(95)
Nuclear	2,537	19.2	1,961	17.8	576
Engineering	161	25.6	145	13.6	16
Total	$4,061	29.3	$3,564	29.5	$497

Our SG&A expenses decreased slightly within the administrative and Nuclear Segment, excluding SG&A expenses of $657,000 for our Perma-Fix Northwest Richland, Inc. facility and increased in the Engineering Segment. The decreases in administrative is due to decrease in payroll, as we continue to put efforts into cutting costs. The decrease in the Nuclear Segment is due to payroll and general costs. The Engineering Segment increase was the result of an increase to bad debt expense. Included in SG&A expenses is depreciation and amortization expense of $37,000 and $68,000 for the three months ended September 30, 2007, and 2006, respectively.

SG&A expenses increased $881,000 for the nine months ended September 30, 2007, as compared to the corresponding period for 2006, as follows:

		%		%
(In thousands)	2007	Revenue	2006	Revenue	Change
Administrative	$4,167	¾	$4,143	¾	$24
Nuclear	6,965	18.1	6,066	16.7	899
Engineering	403	23.2	445	16.3	(42)
Total	$11,535	28.6	$10,654	27.3	$881

Our SG&A expenses remained fairly flat in the administrative area and Nuclear Segment, excluding SG&A expenses of approximately $852,000 for our Perma-Fix Northwest Richland, Inc. facility. The Engineering Segment decrease was the result of decrease in commission expense due to decrease in profitability offset by increase in bad debt expense. Included in SG&A expenses is depreciation and amortization expense of $96,000 and $130,000 for the nine months ended September 30, 2007, and 2006, respectively.

Interest Income
Interest income decreased $29,000 and increased $49,000 for the three and nine months ended September 30, 2007, as compared to the same period ended September 30, 2006, respectively. The decrease for the three months is due to interest earned from excess cash received in 2006 from warrant and option exercises which we held in a sweep account. This excess cash did not exist for the same period of 2007, as we are currently in a net borrowing position as a result of the acquisition of Perma-Fix Northwest Richland, Inc., and Perma-Fix Northwest, Inc. in June 2007. The increase for the nine months ended is attributed to interest on the finite risk sinking fund which was increased by $1,000,000 in February of 2007. In addition, the Company had additional cash in its sweep account which earned interest until June 2007, when we completed the acquisition of Perma-Fix Northwest Richland, Inc. and Perma-Fix Northwest.

Interest Expense
Interest expense increased $200,000 for the quarter ended September 30, 2007, and decreased $46,000 for the nine months ended September 30, 2007, as compared to the corresponding periods of 2006.

	Three Months			Nine Months
(In thousands)	2007	2006	Change	2007	2006	Change
PNC interest	$220	$146	$74	$467	$596	$(129)
Other	256	130	126	482	399	83
Total	$476	$276	$200	$949	$995	$(46)

The increase for the three month period is due to the increased use of our revolver resulting from the acquisition of Perma-Fix Northwest Richland, Inc. and Perma-Fix Northwest, Inc. in June 2007, as well as additional interests on external debt incurred resulting from the acquisition. The small decrease for the nine month period is the net result of the decrease in PNC interest as the revolver was utilized throughout the first six months of 2006 but not in the same period of 2007 offset by interests incurred on debt resulting from the acquisition.

Interest Expense - Financing Fees
Interest expense-financing fees remained constant for the three and nine months ended September 30, 2007, as compared to the corresponding period of 2006.

Discontinued Operations
Our Industrial Segment has sustained losses in each year since 2000. The facilities in our Industrial Segment provide on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial waste, and wastewater. Certain of our facilities within the Industrial Segment provide waste management services to governmental agencies. On May 18, 2007, our Board of Directors authorized management to consider the divestiture of all or a part of our Industrial Segment. On May 25, 2007, we entered into a letter of intent (“LOI”) to sell our Industrial Segment to The Environmental Quality Company (EQ), excluding our facility in Pittsburgh, Pennsylvania, owned by our subsidiary, Perma-Fix of Pittsburgh, Inc. (“PFP), and our facility in Detroit, Michigan, owned by our subsidiary, Perma-Fix of Michigan, Inc. (“PFMI”), two facilities which have been approved as discontinued operations by our Board of Directors effective November, 8, 2005, and October 4, 2004, respectively. Subsequent to entering into the letter of intent, EQ advised us that they would be unable to proceed with the transaction as contemplated by the letter of intent. We have since received offers and entered into LOIs with various companies to sell the following facilities within our Industrial Segment: On August 2, 2007, we entered into a LOI with the Amerex Group, Inc. to sell Perma-Fix Treatment Services, Inc. facility for $2.2 million and assumption of certain liabilities; On September 10, 2007, we entered into two separate LOIs with Triumvirate Environmental, Inc., with one LOI covering the sale of substantially all of the assets of Perma-Fix Maryland, Inc., Perma-Fix of Fort Lauderdale, Inc., and Perma-Fix of Orlando, Inc. facilities for approximately $12.0 million, plus assumption of certain liabilities, and the other LOI covering the sale of substantially all of the assets of Perma-Fix of South Georgia, Inc. facility for approximately $1.1 million, and assumption of certain liabilities; On October 2, 2007, we entered into a LOI with OGM, Ltd. to sell the business and substantially all of the assets of Perma-Fix of Dayton, Inc. for approximately $3.0 million and assumption of certain liabilities. Each of the above LOIs is subject to the completion of due diligence, parties entering into a definitive purchase agreement, and approval of our lender and approval of the Board of Directors of the parties thereto. Management considers the sale of the Industrial Segment before June 30, 2008 to be probable.

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

We performed an updated internal analysis on the tangible and intangible assets to test for impairment in the Industrial Segment based on the new LOIs entered into as discussed above, as required by Statement of Financial Accounting Standard (SFAS) 144, “Accounting for the Impairment or disposal of Long-Lived Assets” and SFAS 142, “Goodwill and Other Intangible Assets”. Our analysis, as required by SFAS 144, included the comparison of the offered sale price less cost to sell to the carrying value of the investment under each LOI separately. Based on our analysis, we concluded that the carrying value of the tangible assets for Perma-Fix Dayton, Inc. facility exceeded its fair value, less cost to sale. Consequently, we recorded $564,000 in tangible asset impairment loss in the third quarter of 2007 which is included in “Loss from discontinued operations, net of taxes” on our Consolidated Statements of Operations. We also performed financial valuations on the intangible assets of the Industrial Segment to test for impairment as required by SFAS 142. We concluded that no other tangible and intangible impairments existed as of September 30, 2007.

The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2007, and 2006. These results are included in our Consolidated Statements of Operations as part of our “Loss from discontinued operations, net of taxes”.

	Three Months Ended			Nine Months Ended
(Amounts in Thousands)	September 30,			September 30,
	2007	2006		2007	2006

Net revenues	$7,960		$9,178	$23,347		$26,874
Operating loss from discontinued operations	$(1,826)		$(270)	$(3,023)		$(724)
Income tax provision	$2	$	¾	$2	$	¾
Loss from discontinued operations	$(1,828)		$(270)	$(3,025)		$(724)

As previously disclosed in the second quarter of 2007, the Company’s insurer withdrew its prior denial of coverage and agreed to defend and indemnify Perma-Fix and its Dayton, Ohio subsidiary in the previously disclosed lawsuit brought against the Dayton, Ohio subsidiary by a citizens’ group, styled Barbara Fisher v. Perma-Fix of Dayton, Inc. and the federal government (DOJ/USEPA) alleging, among other things, that our Dayton subsidiary was operating without appropriate air permits. Our insurer’s agreement was subject to a reservation of rights to deny indemnity pursuant to various provisions and exclusions under the policy, including, without limitation, payment of any civil penalties and fines, and the insurer’s right to recoup any defense cost it has advanced in the event that the policy provides no coverage. We were advised by our insurer in the second quarter of 2007 that we would be reimbursed approximately $2.5 million previously spent to defend this litigation, which we recorded as a recovery within discontinued operations in the second quarter of 2007, in accordance with EITF (Emerging Issues Task Force) 01-10. We received $750,000 of the $2.5 million on July 11, 2007. We received the second reimbursement of approximately $1.75 million on August 17, 2007. Our insurer has advised us that they will reimburse us for approximately another $82,000 in legal fees and disbursements in defending this litigation. We anticipate receiving this additional reimbursement in the fourth quarter of 2007.

As previously reported, on April 25, 2007, PFD reached an agreement in principal (“AIP”) with DOJ/USEPA representatives to settle all of the United States’ claims, and under the AIP, PFD has agreed to take specific action to address relevant air pollution regulations and to pay a civil penalty of $800,000. As a result, we recorded $800,000 of reserves in discontinued operations in the second quarter of 2007 for the anticipated settlement. Recently, we reached an agreement in principle to settle the Fisher Lawsuit which requires PFD to pay a total of $1,325,000. The purpose of the proposed settlement is to avoid the uncertainties and expense of continuing the litigation and to settle and compromise on any and all claims that the Fisher Plaintiff could have raised against PFD. Settlement of the Fisher Lawsuit is subject to, among other things, execution of a definitive settlement agreement and approval and entry of the definitive settlement agreement by the court. Our insurer has agreed to contribute $500,000 toward the settlement cost of the Fisher Lawsuit. Discussions are ongoing with our insurer as to whether, and to what extent any additional contribution may be made in connection with the settlement of the Fisher Lawsuit and as to whether any contribution will be made in connection with the settlement of the Government Lawsuit.

As of the date of this report, we have therefore recorded a total of $1,625,000 of reserves in our discontinued operations for settlement by PFD of the Fisher Lawsuit and the Government Lawsuit. The Company recorded $825,000 of reserve in the third quarter of 2007 within our discontinued operations based on the anticipated settlement cost to PFD for the Fisher Lawsuit. See “--Known Trends and Uncertainties-Certain Legal Proceedings” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed discussion of the agreements in principle, issues with our insurer as to these agreements, and conditions precedent to these settlements.

Asset and liabilities related to discontinued operations total $21,006,000 and $11,728,000 as of September 30, 2007, respectively and $22,750,000 and $10,632,000 as of December 31, 2006, respectively.

The following table presents Industrial Segment’s major classes of assets and liabilities classified as held for sale as of September 30, 2007, and December 31, 2006:

(Amounts in Thousands)	2007	2006

Account receivable, net	$4,915	$5,768
Inventories	391	522
Other assets	3,132	3,179
Property, plant and equipment, net	12,568	13,281
Total assets held for sale	$21,006	$22,750
Account payable	$2,247	$2,132
Accrued expenses and other liabilities	4,857	3,760
Deferred revenue	¾	¾
Note payable	896	830
Environmental liabilities	1,146	1,094
Total liabilities held for sale	$9,146	$7,816

The table above represents the respective assets and liabilities that are held for sale as of September 30, 2007, and December 31, 2006 which excludes certain liabilities, consisting of the pension liability at Perma-Fix Michigan (see discussion below) and the environmental liabilities at Perma-Fix of Michigan and Perma-Fix Dayton. Pension liability of $1,287,000 and environmental liabilities of $1,295,000 are excluded from liabilities held for sale as of September 30, 2007, and pension liability of $1,433,000 and environmental liabilities of $1,383,000 are excluded from liabilities held for sale as of December 31, 2006. The held for sale asset and liabilities balances as of September 30, 2007 may differ from the respective balances at closing.

Non Operational Facilities
The Industrial Segment includes two previously shut-down facilities which were presented as discontinued operations in prior years. These facilities include Perma-Fix of Pittsburgh (PFP) and Perma-Fix of Michigan (PFMI). Our decision to discontinue operations at PFP was due to our reevaluation of the facility and our inability to achieve profitability at the facility. During February 2006, we completed the remediation of the leased property and the equipment at PFP, and released the property back to the owner. Our decision to discontinue operations at PFMI was principally a result of two fires that significantly disrupted operations at the facility in 2003, and the facility’s continued drain on the financial resources of our Industrial Segment. As a result of the discontinued operations at the PFMI facility, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006. In September 2006, PFMI signed a Corrective Action Consent Order with the State of Michigan, requiring performance of studies and development and execution of plans related to the potential clean-up of soils in portions of the property. The level and cost of the clean-up and remediation are determined by state mandated requirements. Upon discontinuation of operations in 2004, we engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we estimated the cost of this environmental closure and remediation liability to be $2,464,000. During 2006, based on state-mandated criteria, we re-evaluated our required activities to close and remediate the facility, and during the quarter ended June 30, 2006, we began implementing the modified methodology to remediate the facility. As a result of the reevaluation and the change in methodology, we reduced the accrual by $1,182,000. We have spent approximately $707,000 for closure costs since September 30, 2004, of which $78,000 has been spent during the nine months of 2007 and $74,000 was spent in 2006. We have $575,000 accrued for the closure, as of September 30, 2007, and we anticipate spending $78,000 in the fourth quarter of 2007 with the remainder over the next six years. Based on the current status of the Corrective Action, we believe that the remaining reserve is adequate to cover the liability.

As of September 30, 2007, PFMI has a pension payable of $1,287,000. The pension plan withdrawal liability, is a result of the termination of the union employees of PFMI. The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period. This obligation is recorded as a long-term liability, with a current portion of $158,000 that we expect to pay over the next year.

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

At September 30, 2007, we had cash of $108,000. The following table reflects the cash flow activities during the first nine months of 2007.

(In thousands)	2007
Cash provided by continuing operations	$5,549
Cash provided by discontinued operations	481
Cash used in investing activities of continuing operations	(6,230)
Cash used in investing activities of discontinued operations	(326)
Cash used in financing activities of continuing operations	(1,604)
Principal repayment of long-term debt for discontinued operations	(290)
Decrease in cash	$(2,420)

We are in a net borrowing position and therefore attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes remittance lock boxes and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility. The cash balance at September 30, 2007, primarily represents minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities
Accounts receivable, net of allowances for doubtful accounts, totaled $10,204,000, an increase of $716,000 over the December 31, 2006, balance of $9,488,000. Perma-Fix Northwest Richland, Inc. accounted for $1,182,000 of the increase. Excluding the increase for our Perma-Fix Northwest Richland, Inc. facility, the decrease in account receivable of approximately $268,000 in our Nuclear Segment relates to increased collection efforts to improve our liquidity position. The Engineering Segment also experienced a decrease of $198,000 which relates to lower revenue in 2007.

Unbilled receivables are generated by differences between invoicing timing and the percentage of completion methodology used for revenue recognition purposes. As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue. We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as, the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables. The timing differences occur for several reasons. Partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal. The difference also occurs due to our end disposal sites requirement of pre-approval prior to our shipping waste for disposal and our contract terms with the customer that we dispose of the waste prior to invoicing. These delays usually take several months to complete. As of September 30, 2007, unbilled receivables totaled $14,659,000, a decrease of $254,000 from the December 31, 2006, balance of $14,913,000. Perma-Fix Northwest Richland, Inc. facility accounted for $726,000 of the unbilled as of September 30, 2007. Excluding the unbilled receivables of our Perma-Fix Northwest Richland, Inc. facility, the reduction of $980,000 of the unbilled receivable was the result of continued efforts to reduce this balance. Our ability to invoice is impacted by delays related to the final shipment of wastes to end disposal sites that are due to shipment approvals needed from generators, and the complexity of the current contracts, which requires greater levels of documentation and additional testing for final invoicing. These delays usually take several months to resolve but are normally considered collectible within twelve months. However, as we now have historical data to review the timing of these delays, we realize that certain issues can exacerbate collection of some of these receivables greater than twelve months. Therefore, we have segregated the unbilled receivables between current and long term. The current portion of the unbilled receivables as of September 30, 2007 is $11,383,000, a decrease of $930,000 from the balance of $12,313,000 as of December 31, 2006. The long term portion as of September 30, 2007 is $3,276,000, an increase of $676,000 from the balance of $2,600,000 as of December 31, 2006.

As of September 30, 2007, total consolidated accounts payable was $3,753,000, an increase of $1,297,000 from the December 31, 2006, balance of $2,456,000. Perma-Fix Northwest Richland, Inc. accounted for $852,000 of this increase. The remaining increase of $445,000 is the result of our continued efforts to manage payment terms with our vendors to maximize our cash position throughout all segments. Accounts payable can increase in conjunction with decreases in accrued expenses depending on the timing of vendor invoices. We continue to manage payment terms with our vendors to maximize our cash position throughout all segments.

Accrued Expenses as of September 30, 2007, totaled $14,918,000, an increase of $6,800,000 over the December 31, 2006, balance of $8,118,000. Accrued expenses are made up of disposal and processing cost accruals, accrued compensation, interest payable, insurance payable and certain tax accruals. Perma-Fix Northwest Richland, Inc. accounted for $ 4,666,000 of this balance. The remainder of the increase is primarily due to increase in our insurance payable resulting from renewal of the Company’s general insurance policies.

The working capital position at September 30, 2007, was a negative $2,126,000, which includes the working capital of our discontinued operations, as compared to a working capital position of $12,809,000 at December 31, 2006. Working capital related to Perma-Fix Northwest Richland, Inc. totaled a negative $5,415,000 and is was heavily impacted by the current portion of a short term loan of $2,000,000 which was set up for the acquisition as a “bridge” until we restructure our credit facility. In addition, a large disposal accrual related to the legacy waste acquired increased our current liabilities by $4,235,000. Other reductions to our current assets which impacted our working capital was the annual cash payment to the finite risk sinking fund of $1,000,000, our semi-annual payment to the IRS related to our note at our M&EC facility, and additional cash requirements related to the acquisition of Perma-Fix Northwest Richland, Inc. and Perma-Fix Northwest, Inc. Our working capital position continues to experience the negative impact of certain liabilities associated with discontinued operations.

Investing Activities
Our purchases of capital equipment for the nine-month period ended September 30, 2007, totaled approximately $3,309,000 of which $2,367,000 and $942,000 was for our continuing and discontinuing operations, respectively. Of the total capital spending, $258,000 and $355,000 was financed for our continuing and discontinued operations, respectively, resulting in total net purchases of $2,696,000 funded out of cash flow. These expenditures were for expansion and improvements to the operations principally within the Nuclear and Industrial Segments. These capital expenditures were funded by the cash provided by operations. We budgeted capital expenditures of approximately $4,137,000 for fiscal year 2007, which includes an estimated $2,929,000 to complete certain current projects committed at December 31, 2006, as well as other identified capital and permit compliance purchases. Our purchases during the first nine months of 2007 include approximately $1,151,000 of those projects committed at December 31, 2006. Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether. We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects. We anticipate funding these capital expenditures by a combination of lease financing and internally generated funds.

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that in the event of closure our permitted facilities will be closed in accordance with the regulations. The policy provides a maximum $35 million of financial assurance coverage of which the coverage amount totals $30,096,000 at September 30, 2007, and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy required an upfront payment of $4.0 million, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account. In February 2007, we paid our fourth of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of September 30, 2007, we have recorded $5,702,000 in our sinking fund on the balance sheet, which includes interest earned of $505,000 on the sinking fund as of September 30, 2007. Interest income for the three and nine months ended September 30, 2007, was $69,000 and $193,000, respectively. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, the Insurer will pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our Perma-Fix Northwest Richland, Inc. facility, which was acquired on June 13, 2007. The policy provides an initial $7.8 million of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8.2 million. The policy will renew automatically on an annual basis at the end of the four year term and will not be subject to any renewal fees. The policy requires total payment of $4.4 million, consisting of an annual payment of $1.4 million, and two annual payments of $1.5 million, starting July 31, 2007. In July 2007, we paid the first of our three annual payments of $1.4 million, of which $1.1 million represented premium on the policy and the remaining $258,000 was deposited into a sinking fund account. Each of the two remaining $1.5 million payments will consist of $176,000 in premium with the remaining $1.3 million to be deposited into a sinking fund. As of September 30, 2007, we have recorded $259,000 in our sinking fund on the balance sheet, which includes interest earned of $1,000 on the sinking fund as of September 30, 2007.

Financing Activities
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement (“Agreement”) with PNC Bank, National Association, a national banking association (“PNC”) acting as agent (“Agent”) for lenders, and as issuing bank, as amended. The Agreement provides for a term loan (“Term Loan”) in the amount of $7,000,000, which requires monthly installments of $83,000 with the remaining unpaid principal balance due on May 31, 2008. The Agreement also provides for a revolving line of credit (“Revolving Credit”) with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary. As of September 30, 2007, the excess availability under our Revolving Credit was $7,418,000 based on our eligible receivables.

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

On November 2, 2007, we entered into Amendment No. 8 with PNC Bank, which extended the due date of the $25 million credit facility from August 29, 2008 to November 27, 2008. Pursuant to the term of the Amendment, we may terminate the agreement upon 60 days’ prior written notice upon payment in full of the obligation.

In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation (“PDC”), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semi-annual basis on June 30 and December 31. The principal repayments for 2007 will be approximately $400,000 semi-annually. Interest is accrued at the applicable law rate (“Applicable Rate”) pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended (10% on September 30, 2007) and payable in one lump sum at the end of the loan period. On September 30, 2007, the outstanding balance was $3,026,000 including accrued interest of approximately $1,992,000. Pursuant to the agreement the accrued interest is to be paid at the end of the term, and as such, is recorded as a long-term liability. PDC has directed M&EC to make all payments under the promissory note directly to the Internal Revenue Service (“IRS”) to be applied to PDC’s obligations under its installment agreement with the IRS.

Additionally, M&EC entered into an installment agreement with the IRS for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The principal repayments for 2007 will be approximately $100,000 semiannually. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On September 30, 2007, the rate was 10%. On September 30, 2007, the outstanding balance was $734,000 including accrued interest of approximately $481,000. The accrued interest is to be paid at the end of the term, and as such, is recorded as a long-term liability, pursuant to the terms of the agreement.

In conjunction with our acquisition of Nuvotec (n/k/a Perma-Fix of Northwest, Inc.) and PEcoS (n/k/a Perma-Fix of Northwest Richland, Inc.), which was completed on June 13, 2007, we entered into a promissory note for a principal amount of $4.0 million to KeyBank National Association, dated June 13, 2007, which represents debt assumed by us as result of the acquisition. The promissory note is payable over a two years period with monthly principal repayment of $160,000 starting July 2007 and $173,000 starting July 2008, along with accrued interest. Interest is accrued at prime rate plus 1.125%. On September 30, 2007, the outstanding principal balance was $3,520,000.

Additionally, In conjunction with our acquisition of Nuvotec (n/k/a Perma-Fix of Northwest, Inc.) and PEcoS (n/k/a Perma-Fix Northwest Richland, Inc.), pursuant to the Agreement and Plan of Merger, dated April 27, 2007, which was subsequently amended on June 13, 2007, we agreed to pay shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2.5 million, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011. Interest is accrued on outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011. As of September 30, 2007, we had accrued interest of approximately $58,000.

During the nine months ended September 30, 2007, we issued 223,786 shares of our Common Stock upon exercise of 226,084 employee stock options, at exercise prices from $1.25 to $2.19 per share. An optionee surrendered 2,298 shares of personally held Common Stock of the Company as payment for the exercise of the 4,000 options. We also had 1,775,638 warrants to purchase shares of our Common Stock expiring on March 22, 2007. Total proceeds received during the nine months ended September 30, 2007 related to warrant and option exercises totaled approximately $439,000, which includes $399,000 from employee stock option exercises and $40,000 from repayment of stock subscription resulting from exercise of warrants to purchase 60,000 shares of our Common Stock on a loan by the Company at an arms length basis in 2006.

In summary, the acquisition of Nuvotec (n/k/a Perma-Fix Northwest, Inc.) and its wholly owned subsidiary PEcoS (n/k/a Perma-Fix Northwest Richland, Inc.) in the second quarter continues to impact our liquidity in the third quarter. We continue to draw funds from our revolver to make the payments on debt that we assumed as result of the acquisition. We continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions in the Nuclear Segment. We also continue to have a negative impact related to reserves from our discontinued operations and assets held for sale. We anticipate most of these reserves being paid off when the Industrial Segment is sold, but should that not take place in the short term future, these reserves would have an adverse effect on our liquidity position.

Acquisition of Nuvotec
On June 13, 2007, the Company completed its acquisition of Nuvotec and its wholly owned subsidiary, Pacific Ecosolutions, Inc (PEcoS), pursuant to the terms of the Merger Agreement, between Perma-Fix, Perma-Fix’s wholly owned subsidiary, Transitory, Nuvotec, and PEcoS, dated April 27, 2007, which was subsequently amended on June 13, 2007. The Company acquired 100% of the voting shares of Nuvotec. The acquisition was structured as a reverse subsidiary merger, with Transitory being merged into Nuvotec, and Nuvotec being the surviving corporation. As a result of the merger, Nuvotec became a wholly owned subsidiary of Perma-Fix Environmental Services Inc. (PESI). Nuvotec’s name was changed to Perma-Fix Northwest, Inc. (“PFNW”). PEcoS, whose name was changed to Perma-Fix Northwest Richland, Inc. (“PFNWR”) on August 2, 2007, is a wholly-owned subsidiary of PFNW. PEcoS is a permitted hazardous, low level radioactive and mixed waste treatment, storage and disposal facility located in the Hanford U.S. Department of Energy site in the eastern part of the state of Washington. The strategic addition of Nuvotec provides the Company with immediate access to treat some of the most complex nuclear waste streams in the nation and should provide significant growth opportunity in the coming years.

Under the terms of the Merger Agreement, the purchase price paid by the Company in connection with the acquisition was $17.0 million, consisting of as follows:

(a)
$2.3 million in cash at closing of the merger, with $1.5 million payable to unaccredited shareholders and $0.8 million payable to shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”).

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

(d)	Transaction costs totaling $0.6 million.

In addition to the above, an agreement to a contingency of an earn-out amount not to exceed $4.4 million over a four year period (“Earn-Out Amount”). The earn-out amounts will be earned if certain annual revenue targets are met by the Company’s combined Nuclear Segment. The first $1.0 million of the earn-out amount, when earned, will be placed in an escrow account to satisfy certain indemnification obligations under the Merger Agreement of Nuvotec, PEcoS, and the shareholders of Nuvotec to Perma-Fix that are identified by Perma-Fix within the escrow period as provided in the Merger Agreement. As of September 30, 2007 the Company has not made or accrued any earn-out payments to Nuvotec shareholders because such revenue targets have not been met.

See “Note 10” to “Notes to Consolidated Financial Statements” on our accounting treatment of the acquisition.

Contractual Obligations
The following table summarizes our contractual obligations at September 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

		Payments due by period
Contractual Obligations	Total	2007	2008 - 2010	2011 - 2012	After 2012
Long-term debt	$18,521	$2,078	$15,420	$1,021	$2
Interest on long-term debt (1)	3,098	—	3,029	69	—
Interest on variable rate debt (2)	1,452	321	1,131	¾	¾
Operating leases	3,396	547	2,207	601	41
Finite risk policy (3)	8,061	¾	6,053	2,008	¾
Pension withdrawal liability (4)	1,287	¾	517	448	322
Environmental contingencies (5)	3,048	380	1,581	545	542
Purchase obligations (6)	—	—	—	—	—
Total contractual obligations	$38,863	$3,326	$29,938	$4,692	$907

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

(2)
We have variable interest rates on our Term Loan and Revolving Credit of 1% and 1/2% over the prime rate of interest, respectively, and as such we have made certain assumptions in estimating future interest payments on this variable interest rate debt. We assume an increase in prime rate of 0.25% in each of the years 2007 through 2008. We anticipate a full repayment of our Term Loan by November 2008. In addition, we anticipate a full repayment of our Revolver by November 2008. As result of the acquisition of our new Perma-Fix Northwest facility on June 13, 2007, we have entered into a promissory note for a principal amount $4.0 million to KeyBank National Association which has variable interest rate of 1.125% over the prime rate, and as such, we also have assumed an increase in prime rate of 0.25% through July 2009, when the note is due.

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

Intangible Assets. Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net identifiable assets acquired (“goodwill”) and the recognized permit value of the business. Prior to our adoption of SFAS 142, effective January 1, 2002, goodwill had been amortized over 20 to 40 years and permits amortized over 10 to 20 years. Effective January 1, 2002, we discontinued amortizing our indefinite life intangible assets (goodwill and permits). Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value, less cost to sell. For goodwill the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The implied value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the impaired fair value of the reporting unit goodwill. On January 1, 2002, upon adopting SFAS 142 we obtained an initial financial valuation of our intangible assets, which indicated no impairment to our indefinite life intangible assets. Our annual financial valuations performed as of October 1, 2006 and October 1, 2005 indicated no impairments.

On May 18, 2007, the Company’s Board of Directors approved the divestiture of our Industrial Segment. On May 25, 2007, we entered into a letter of intent (“LOI”) to sell our Industrial Segment to The Environmental Quality Company (EQ), excluding our facility in Pittsburgh, Pennsylvania, owned by our subsidiary, Perma-Fix of Pittsburgh, Inc. (“PFP), and our facility in Detroit, Michigan, owned by our subsidiary, Perma-Fix of Michigan, Inc. (“PFMI”), two facilities which have been approved as discontinued operations by our Board of Directors effective November, 8, 2005, and October 4, 2004, respectively. Subsequent to entering into the letter of intent, EQ advised us that they would be unable to proceed with the transaction as contemplated by the letter of intent. We have since received offers and entered into LOIs with various companies to sell the following facilities within our Industrial Segment: On August 2, 2007, we entered into a LOI with the Amerex Group, Inc. to sell Perma-Fix Treatment Services, Inc. facility for $2.2 million and assumption of certain liabilities; On September 10, 2007, we entered into two separate LOIs with Triumvirate Environmental, Inc., with one LOI covering the sale of substantially all of the assets of Perma-Fix Maryland, Inc., Perma-Fix of Fort Lauderdale, Inc., and Perma-Fix of Orlando, Inc. facilities for approximately $12.0 million, plus assumption of certain liabilities, and the other LOI covering the sale of substantially all of the assets of Perma-Fix of South Georgia, Inc. facility for approximately $1.1 million, and assumption of certain liabilities; On October 2, 2007, we entered into a LOI with OGM, Ltd. to sell the business and substantially all of the assets of Perma-Fix of Dayton, Inc. for approximately $3.0 million and assumption of certain liabilities. Each of the above LOIs is subject to the completion of due diligence, parties entering into a definitive purchase agreement, and approval of our lender and approval of the Board of Directors of the parties thereto. As result of the LOIs, we performed updated financial valuations on the intangible assets of the Industrial Segment to test for impairment as required by Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets”. The result of this test indicated no impairments as of September 30, 2007.

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

In accordance with Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As result of the approved divestiture of our Industrial Segment by our Board of Directors and the subsequent letters of intents entered between us and the various companies as noted above, we performed updated financial valuations on the tangibles on the Industrial Segment to test for impairment as required by Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Our analysis included the comparison of the offered sale price less cost to sell to the carrying value of the investment under each LOI separately in the Industrial Segment. Based on our analysis, we concluded that the carrying value of the tangible assets for Perma-Fix Dayton, Inc. facility exceeded its fair value, less cost to sell. Consequently, we recorded $564,000 in tangible asset impairment loss in the third quarter of 2007 which is included in “Loss from discontinued operations, net of taxes” on our Consolidated Statements of Operations. We concluded that no other tangible asset impairments existed as of September 30, 2007.

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

Known Trends and Uncertainties
Seasonality. Historically, we have experienced reduced activities and related billable hours throughout the November and December holiday periods within our Engineering Segment. The DOE and DOD represent major customers for the Nuclear Segment. In conjunction with the federal government's September 30 fiscal year-end, the Nuclear segment historically experienced seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements. Correspondingly for a period of approximately three months following September 30, the Nuclear segment is generally seasonably slow, as the governmental budgets are still being finalized, planning for the new year is occurring and we enter the holiday season. More recently, due to our efforts to work with the various government customers to smooth these shipment more evenly throughout the year, we have seen much less fluctuation in the quarters, with receipts in the fourth quarter 2006 actually higher than the third quarter. In 2007, the US Congress did not pass the fiscal year 2007 budget which resulted in providing funding through a continuing resolution that sets budgets to the previous year and restricts start up of new projects; as such, receipts for third quarter 2007 were lower as compared to the third quarter of 2006. In addition, our revenue recognition policy further reduces this impact on our revenue. See “Revenue Recognition Estimates” in this “Management Discussion and Analysis of Financial Condition and Results of Operations”.

Economic Conditions. With much of our Nuclear Segment customer base being government or prime contractors treating government waste, economic upturns or downturns do not usually have a significant impact on the demand for our services. Our Engineering Segment relies more on commercial customers though this segment makes up a very small percentage of our revenue.

Significant Customers. While our revenues are principally derived from numerous and varied customers, we have a significant relationship with the federal government and its contractors. During the three and nine months ended September 30, 2007, our Nuclear segment performed services relating to waste generated by the federal government, either directly or indirectly as a subcontractor to the federal government, representing approximately $8,110,000 (includes approximately $2,127,000 from PFNW facility) or 58.6%, and $21,895,000 (includes approximately $2,324,000 from our PFNW facility) or 54.3% of our consolidated revenues for the respective periods as compared to $8,274,000 or 68.4%, and $24,503,000 or 62.8% for the respective periods of 2006. Most, if not all, contracts with the federal government or with others as a subcontractor to the federal government provide that the government may terminate the contracts for convenience at any time.

Included in the amounts discussed above, are revenues from LATA/Parallax Portsmouth LLC (“LATA/Parallax”). In first quarter of 2006, our Nuclear segment was awarded a $9.4 million contract by LATA/Parallax to remove and treat U.S Department of Energy (DOE) special process waste from the DOE Portsmouth Gaseous Diffusion Plant located in Piketon, Ohio. LATA/Parallax performs environmental remediation services, including groundwater cleanup and waste management activities, under contract to DOE at the Portsmouth site. The subcontract requires treatment and disposal of mixed waste that was generated during Gaseous Diffusion Plant operations at the Piketon, Ohio plant and includes materials used to trap impurities, decontamination wastes, and wastes generated during system upgrades. Since signing the initial contract, the scope of our work has increased and the value of the contract has increased to approximately $11.5 million, with the period of performance expected to be completed by September 30, 2008. Our revenues from LATA/Parallax contributed $2,029,000 or 14.7% and $7,167,000 or 17.8% of our consolidated revenues of our continuing operations for the three and nine months ended September 30, 2007, respectively, as compared to $2,672,000 or 22.1% and $7,344,000 or 18.8% for the same period ended 2006. As with contracts relating to the federal government, LATA/Parallax can terminate the contract with us at any time for convenience, which could have a material adverse effect on our operations.

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

Certain Legal Proceedings:
Perma-Fix of Dayton, Inc. (“PFD”)
As previously disclosed, our subsidiary, Perma-Fix of Dayton, Inc., is defending a lawsuit styled Barbara Fisher v. Perma-Fix of Dayton, Inc., in the United States District Court, Southern District of Ohio (the “Fisher Lawsuit”). This citizen’s suit was brought under the Clean Air Act alleging, among other things, violations by PFD of state and federal clean air statutes connected with the operation of PFD’s facility located in Dayton, Ohio. As further previously disclosed, the U.S. Department of Justice, on behalf of the Environmental Protection Agency, intervened in the Fisher Lawsuit alleging, among other things, substantially similar violations alleged in the Fisher Lawsuit (the “Government’s Lawsuit”).

We also previously disclosed that PFD has reached an agreement in principle with the government to settle the Government’s Lawsuit, whereby PFD has agreed to take specific action to address relevant air pollution regulations and permit requirements and to pay a civil penalty of $800,000. If the Government Lawsuit settlement is finalized, we anticipate the penalty to consist of two components:

·	cash payment to the appropriate regulatory authority; and
·	supplemental environmental projects consisting of one or more capital projects.

We are negotiating with the DOJ and EPA to complete a formal consent decree (settlement agreement) to finalize the settlement of the Government’s Lawsuit in accordance with the agreement in principle and to meet the government’s approval requirements (including public notice and comment).

Recently, we reached an agreement in principle to settle the Fisher Lawsuit, whereby PFD would pay a total of $1,325,000. The purpose of the proposed settlement is to avoid the uncertainties and expense of continuing the litigation and to settle and compromise on any and all claims that the Fisher Plaintiff could have raised against PFD.

Settlement of the Fisher Lawsuit is subject to, among other things, execution and court acceptance of a definitive settlement agreement. Our insurer has agreed to contribute $500,000 toward the settlement cost of the Fisher Lawsuit. Discussions are ongoing with our insurer as to whether, and to what extent any additional contribution may be made in connection with the settlement of the Fisher Lawsuit and as to whether any contribution will be made in connection with the settlement of the Government Lawsuit.

As of the date of this report, we have therefore recorded a total of $1,625,000 of reserves in our discontinued operations for settlement by PFD of the Fisher Lawsuit and the Government Lawsuit. The Company recorded $825,000 in the third quarter of 2007.

As previously reported, on April 12, 2007 our insurer agreed to reimburse PFD for reasonable defense costs of litigation incurred prior to our insurer’s assumption of the defense, but this agreement to defend and indemnify PFD was subject to the our insurer’s reservation of its rights to deny indemnity pursuant to various policy provisions and exclusions, including, without limitation, payment of any civil penalties and fines, as well as our insurer’s right to recoup any defense cost it has advanced if our insurer later determines that its policy provides no coverage. When, our insurer withdrew its prior coverage denial and agreed to defend and indemnify PFD in the above described lawsuits, subject to certain reservation of rights, we had incurred more than $2.5 million in costs in vigorously defending against the Fisher Lawsuit and the Government Lawsuit. To date, our insurer has reimbursed PFD $2.5 million for legal defense fees and disbursements, which we recorded as a recovery within our discontinued operations in the second quarter of 2007. Partial reimbursement from our insurer of $750,000 was received on July 11, 2007. A second reimbursement of approximately $1.75 million was received on August 17, 2007. Our insurer has advised us that they will reimburse us for approximately another $82,000 in legal fees and disbursements, subject to our insurer’s reservation of rights as noted above. We anticipate receiving this additional reimbursement in the fourth quarter of 2007.

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

Perma-Fix of Orlando, Inc. (“PFO”)
Recently, PFO has been named as a defendant in four cases related to a series of toxic tort cases, the “Brottem Litigation” that are pending in the Circuit Court of Seminole County, Florida. All of the cases involve allegations of toxic chemical exposure at a former telecommunications manufacturing facility located in Lake Mary, Florida, known generally as the “Rinehart Road Plant”. PFO is presently a defendant, together with numerous other defendants, in the following four cases: Brottem v. Siemens, et al.; Canada v. Siemens et al.; Bennett v. Siemens et al. and the recently filed Culbreath v. Siemens et al. All of the cases seek unspecified money damages for alleged personal injuries or wrongful death. With the exception of PFO, the named defendants are all present or former owners of the subject property, including several prominent manufacturers that operated the Rinehart Road Plant. The allegations in all of the cases are essentially identical.

The basic allegations are that PFO provided “industrial waste management services” to the Defendants and that PFO negligently “failed to prevent” the discharge of toxic chemicals or negligently “failed to warn” the plaintiffs about the dangers presented by the improper handling and disposal of chemicals at the facility. The complaints make no attempt to specify the time and manner of the alleged exposures in connection with PFO’s “industrial waste management services.” PFO has moved to dismiss for failure to state a cause of action.

At this time, the cases involve a large number of claims involving personal injuries. At this very early stage, it is not possible to accurately assess PFO’s potential liability. Our insurer has agreed to defend and indemnify us in these lawsuits, excluding our deductible of $250,000, subject to a reservation of rights to deny indemnity pursuant to various provisions and exclusions under our policy.

Letters of Intent (LOI) On May 18, 2007, our Board of Directors authorized management to consider the divestiture of all or a part of our Industrial Segment. On May 25, 2007, we entered into a letter of intent (“LOI”) to sell our Industrial Segment to The Environmental Quality Company (EQ), excluding our facility in Pittsburgh, Pennsylvania, owned by our subsidiary, Perma-Fix of Pittsburgh, Inc. (“PFP), and our facility in Detroit, Michigan, owned by our subsidiary, Perma-Fix of Michigan, Inc. (“PFMI”), two facilities which have been approved as discontinued operations by our Board of Directors effective November, 8, 2005, and October 4, 2004, respectively. Subsequent to entering into the letter of intent, EQ advised us that they would be unable to proceed with the transaction as contemplated by the letter of intent. We have since received offers and entered into LOIs with various companies to sell the following facilities within our Industrial Segment:

·
On August 2, 2007, we entered into a LOI with the Amerex Group, Inc. to sell the Perma-Fix Treatment Services, Inc. facility, located in Tulsa, Oklahoma. Under this LOI, Amerex will pay to us $2.2 million and assume certain liabilities of Perma-Fix Treatment. The purchase price is subject to adjustment under certain conditions.

·
On September 10, 2007, we entered into two separate LOIs with Triumvirate Environmental, Inc. One of the LOIs covers the sale of assets of Perma-Fix of Maryland, Perma-Fix of Fort Lauderdale, and Perma-Fix of Orlando for approximately $12.0 million, plus assumption by the purchaser of certain liabilities of these companies, and the second LOI covers the sale of the assets of Perma-Fix of South Georgia for approximately $1.1 million, plus assumption of certain liabilities. The purchase price under both LOIs is subject to adjustment under certain conditions.

·
On October 2, 2007, the Company entered into a letter of intent with OGM, Ltd. (“OGM”) to sell the business and certain assets of its subsidiary, Perma-Fix of Dayton, Inc. (“PFD”), located in Dayton, Ohio. Under this letter of intent OGM will pay to us $3.0 million and assume certain liabilities and obligations of PFD. The purchase price is subject to adjustment under certain conditions. This letter of intent is subject to OGM obtaining suitable arrangements to finance the purchase price.

The letter of intent further provides that the definitive agreement shall provide, among other things, that:

·	each of the parties shall provide the other with certain indemnifications, and

·
in the event that on or before closing date of the definitive purchase agreement a settlement agreement resolving the citizen’s suit portion of the lawsuit styled Fisher, et al., v. PFD (the “Lawsuit”) as previously disclosed by the Company, has not been entered into by the parties and approved by the court and/or a consent decree has not been entered into between PFD and the U.S. Department of Justice (“DOJ”) and the U.S. Environmental Protection Agency (“EPA”) resolving the government’s allegations in the Lawsuit (see Footnote 6 to “Notes to Consolidated Financial Statements” - “Commitments and Contingenices - Legal”), then OGM would not be obligated to close the purchase transaction unless the Company and PFD agree to indemnify OGM against any liabilities or damages incurred by OGM as a result of the failure of the Company and/or PFD to settle the citizen’s suit portion of the Lawsuit on terms substantially similar to the terms of a proposed settlement agreement attached to the definitive agreement or enter into a consent decree with the EPA and/or DOJ on terms substantially similar to the terms of a proposed consent decree attached as an exhibit to the definitive agreement.

Each of the LOIs entered into, as noted above, is subject to the completion of due diligence and the parties entering into a definitive purchase agreement.

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

At September 30, 2007, we had total accrued environmental remediation liabilities of $3,048,000, of which $1,253,000 is recorded as a current liability, a decrease of $230,000 from the December 31, 2006, balance of $3,278,000. The decrease consists of approximately $281,000 for payments on remediation projects, which was offset by increase of $51,000 in reserve mainly at our Perma-Fix of South Georgia facility due to reassessment on the cost of remediation. The September 30, 2007, current and long-term accrued environmental balance is as follows:

	Current Accrual	Long-term Accrual	Total
PFD	$238,000	$482,000	$720,000
PFM	360,000	247,000	607,000
PFSG	245,000	473,000	718,000
PFTS	7,000	30,000	37,000
PFMD	¾	391,000	391,000
PFMI	403,000	172,000	575,000
	$1,253,000	$1,795,000	$3,048,000

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

We adopted FIN 48 as of January 1, 2007. As a result of the implementation of FIN 48, we have concluded that we have not taken any uncertain tax positions on any of our open income tax returns filed through the period ended December 31, 2006 that would materially distort our financial statement. Our methods of accounting are based on established income tax principles approved in the Internal Revenue Code (IRC) and are properly calculated and reflected within our income tax returns. In addition, we have filed income tax returns in all applicable jurisdictions in which we had material nexus warranting an income tax return filing.

We reassess the validity of our conclusions regarding uncertain income tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position's sustainability under audit. The impact of this reassessment for the third quarter of 2007 did not have any impact on our results of operations, financial condition or liquidity.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PART I, ITEM 3

We are exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC and variable rate promissory note agreement with KeyBank National Association. As of September 30, 2007, we have no interest swap agreement outstanding, and we were exposed to variable interest rates under our loan arrangements with PNC and promissory note agreement with KeyBank National Association. The interest rates payable to PNC and KeyBank National Association are based on a spread over prime rate. If our floating rates of interest experienced an upward increase of 1%, our debt service would have increased by approximately $62,000 for the nine months ended September 30, 2007.

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

1.   The monitoring of pricing and invoicing process controls at certain facilities within the Company's Industrial Segment was ineffective and was not being applied consistently. This weakness could result in sales being priced and invoiced at amounts, which were not approved by the customer or the appropriate level of management. Further, controls over non-routine revenue streams in this segment, such as Bill & Hold transactions, were ineffective and could result in revenue being prematurely recognized. Although this material weakness did not result in an adjustment to the quarterly or annual financial statements, if not remediated, it has a more than remote potential to cause a material misstatement to be unprevented or undetected. We have performed additional audit testing procedures on this control weakness. We anticipate remediation of this control weakness in the fourth quarter of 2007.

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

3.    We centralized the processing of payroll for our South Georgia and Dayton facilities to our corporate office effective September 11, 2007 and September 18, 2007, respectively. As previously reporting in our Form 10-Q for the quarter ended June 30, 2007, effective April 15, 2007, we centralized the processing of payroll for our SYA facility to our corporate office.

PERMA-FIX ENVIRONMENTAL SERVICES, INC. PART II - Other Information
Item 1.	Legal Proceedings

No additional material legal proceedings are pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2006, and Item 1, Part II, of our Form 10-Qs for the period ended March 31, 2007 and June 30, 2007, which are incorporated herein by reference, except, as follows:

Perma-Fix of Dayton, Inc. (“PDF”)
As previously disclosed, our subsidiary, Perma-Fix of Dayton, Inc., is defending a lawsuit styled Barbara Fisher v. Perma-Fix of Dayton, Inc., in the United States District Court, Southern District of Ohio (the “Fisher Lawsuit”). This citizen’s suit was brought under the Clean Air Act alleging, among other things, violations by PFD of state and federal clean air statutes connected with the operation of PFD’s facility located in Dayton, Ohio. As further previously disclosed, the U.S. Department of Justice, on behalf of the Environmental Protection Agency, intervened in the Fisher Lawsuit alleging, among other things, substantially similar violations alleged in the Fisher Lawsuit (the “Government’s Lawsuit”).

We also previously disclosed that PFD has reached an agreement in principle with the government to settle the Government’s Lawsuit, whereby PFD has agreed to take specific action to address relevant air pollution regulations and permit requirements and to pay a civil penalty of $800,000. If the Government Lawsuit settlement is finalized, we anticipate the penalty to consist of two components:

·  cash payment to the appropriate regulatory authority; and
·  supplemental environmental projects consisting of one or more capital projects.

We are negotiating with the DOJ and EPA to complete a formal consent decree (settlement agreement) to finalize the settlement of the Government’s Lawsuit in accordance with the agreement in principle and to meet the government’s approval requirements (including public notice and comment).

Recently, we reached an agreement in principle to settle the Fisher Lawsuit, whereby PFD would pay a total of $1,325,000. The purpose of the proposed settlement is to avoid the uncertainties and expense of continuing the litigation and to settle and compromise on any and all claims that the Fisher Plaintiff could have raised against PFD.

Settlement of the Fisher Lawsuit is subject to, among other things, execution and court acceptance of a definitive settlement agreement. Our insurer has agreed to contribute $500,000 toward the settlement cost of the Fisher Lawsuit. Discussions are ongoing with our insurer as to whether, and to what extent any additional contribution may be made in connection with the settlement of the Fisher Lawsuit and as to whether any contribution will be made in connection with the settlement of the Government Lawsuit.

As of the date of this report, we have therefore recorded a total of $1,625,000 of reserves in our discontinued operations for settlement by PFD of the Fisher Lawsuit and the Government Lawsuit. The Company recorded $825,000 in the third quarter of 2007.

As previously reported, on April 12, 2007 our insurer agreed to reimburse PFD for reasonable defense costs of litigation incurred prior to our insurer’s assumption of the defense, but this agreement to defend and indemnify PFD was subject to the our insurer’s reservation of its rights to deny indemnity pursuant to various policy provisions and exclusions, including, without limitation, payment of any civil penalties and fines, as well as our insurer’s right to recoup any defense cost it has advanced if our insurer later determines that its policy provides no coverage. When, our insurer withdrew its prior coverage denial and agreed to defend and indemnify PFD in the above described lawsuits, subject to certain reservation of rights, we had incurred more than $2.5 million in costs in vigorously defending against the Fisher Lawsuit and the Government Lawsuit. To date, our insurer has reimbursed PFD $2.5 million for legal defense fees and disbursements, which we recorded as a recovery within our discontinued operations in the second quarter of 2007. Partial reimbursement from our insurer of $750,000 was received on July 11, 2007. A second reimbursement of approximately $1.75 million was received on August 17, 2007. Our insurer has advised us that they will reimburse us for approximately another $82,000 in legal fees and disbursements, subject to our insurer’s reservation of rights as noted above. We anticipate receiving this additional reimbursement in the fourth quarter of 2007.

Perma-Fix of Orlando, Inc. (“PFO”)
Recently, PFO has been named as a defendant in four cases related to a series of toxic tort case, the “Brottem Litigation” that are pending in the Circuit Court of Seminole County, Florida. All of the cases involve allegations of toxic chemical exposure at a former telecommunications manufacturing facility located in Lake Mary, Florida, known generally as the “Rinehart Road Plant”. PFO is presently a defendant, together with numerous other defendants, in the following four cases: Brottem v. Siemens, et al.; Canada v. Siemens et al.; Bennett v. Siemens et al. and the recently filed Culbreath v. Siemens et al. All of the cases seek unspecified money damages for alleged personal injuries or wrongful death. With the exception of PFO, the named defendants are all present or former owners of the subject property, including several prominent manufacturers that operated the Rinehart Road Plant. The allegations in all of the cases are essentially identical.

The basic allegations are that PFO provided “industrial waste management services” to the Defendants and that PFO negligently “failed to prevent” the discharge of toxic chemicals or negligently “failed to warn” the plaintiffs about the dangers presented by the improper handling and disposal of chemicals at the facility. The complaints make no attempt to specify the time and manner of the alleged exposures in connection with PFO’s “industrial waste management services.” PFO has moved to dismiss for failure to state a cause of action.

At this time, the cases involve a large number of claims involving personal injuries. At this very early stage, it is not possible to accurately assess PFO’s potential liability. Our insurer has agreed to defend and indemnify us in these lawsuits, excluding our deductible of $250,000, subject to a reservation of rights to deny indemnity pursuant to various provisions and exclusions under our policy.

Item 1A.	Risk Factors

There has been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2006, Form 10-Q for the quarter ended March 31, 2007 and Form 10-Q for the quarter ended June 30, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders
The Company’s annual meeting of stockholders (“Annual Meeting”) was held on August 2, 2007. At the Annual Meeting, the following matters were voted on and approved by the stockholders.

1.	The election of eight directors to serve until the next annual meeting of stockholders or until their respective successors are duly elected and qualified.

2.	Ratification of the appointment of BDO Seidman, LLP as the registered auditors of the Company for fiscal 2007.

The Directors elected at the Annual Meeting and the votes cast for and against or withheld authority for each director are as follows:

Directors	For	Against or Withhold Authority
Dr. Louis F. Centofanti	44,000,767	277,484
Jon Colin	43,937,429	340,822
Robert L. Ferguson	44,009,567	268,684
Jack Lahav	37,629,961	6,648,290
Joe R. Reeder	36,978,048	7,300,203
Larry Shelton	44,009,067	269,184
Dr. Charles E. Young	43,935,229	343,022
Mark A. Zwecker	43,937,629	340,622

Also, at the Annual Meeting the stockholders ratified the appointment of BDO Seidman, LLP as the registered auditors of the Company for fiscal 2007 The votes for, against, abstentions and broker non-votes are as follows:

	For	Against or Withhold Authority	Abstentions And Broker Non-votes
Ratification of the Appointment of BDO Seidman, LLP as the Registered Auditors	44,071,713	200,243	6,295

Item 5.	Other Information

Related Party Transaction
The compensation committee of our board of directors unanimously recommended to the full board of directors, and, based on such recommendation, our board of directors approved on the same day, that Joe R. Reeder, a member of our board of directors, with Mr. Reeder abstaining, be paid an additional director’s fee of $160,000 as compensation for his services as the board’s representative in negotiating the agreement in principle to settle the claims brought by the United States, on behalf of the EPA, against PFD, our Dayton, Ohio, subsidiary, and resolution of certain other matters relating to that lawsuit. As a fee payable to Mr. Reeder for his services as a member of our board of directors, payment of the fee is governed by the terms of our 2003 Outsider Directors Stock Plan (the “2003 Directors Plan”). In accordance with the terms of the 2003 Directors Plan, fees payable to a non-employee director may be paid, at the election of the director, either 65% or 100% in shares of our common stock, with any balance payable in cash. The number of shares to be issued under the 2003 Directors Plan in lieu of cash fees is determined by dividing the amount of the fee by 75% of the closing sales price of our common stock on the business day immediately preceding the date that the fee is due. Mr. Reeder has elected to receive 100% of such fee in shares of our common stock in lieu of cash. Our director fees for the third quarter are payable at our next Annual Shareholders’ Meeting in 2008. Based on the closing price of $2.89 per share on October 30, 2007, Mr. Reeder is entitled to receive under the terms of the 2003 Directors Plan, 73,818 shares of our common stock as payment for his services relating to the PFD litigation, in lieu of the cash amount of $160,000.

Item 6.	Exhibits

(a)	Exhibits

	3(ii)	By-Laws of Perma-Fix Environmental Services, Inc, as amended on October 30, 2007.

	4.1	Amendment No. 8 to Revolving Credit, Term Loan and Security Agreement, dated as of November 2, 2007, between the Company and PNC Bank.

	31.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).

	31.2	Certification by Steven Baughman, Vice President and Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).

	32.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.

	32.2	Certification by Steven Baughman, Vice President and Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PERMA-FIX ENVIRONMENTAL SERVICES

Date: November 9, 2007	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti Chairman of the Board Chief Executive Officer

Date: November 9, 2007	By:	/s/ Steven Baughman
Steven Baughman Vice President and Chief Financial Officer