Form 10-K
period 2007-12-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2008-04-01
CIK 891532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 1-11596

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware		58-1954497
State or other jurisdiction of incorporation or organization		(IRS Employer Identification Number)

8302 Dunwoody Place, #250, Atlanta, GA		30350
(Address of principal executive offices)		(Zip Code)
(770) 587-9898
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

Common Stock, $.001 Par Value	NASDAQ Capital Markets

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act) Large accelerated filer ☐ Accelerated filer ☒  Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the Registrant's voting and non-voting common equity held by nonaffiliates of the Registrant computed by reference to the closing sale price of such stock as reported by NASDAQ as of the last business day of the most recently completed second fiscal quarter (June 30, 2007), was approximately $152,855,000. For the purposes of this calculation, all executive officers and directors of the Registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors or officers, are, in fact, affiliates of the Registrant. The Company's Common Stock is listed on the NASDAQ Capital Markets.

As of March 10, 2008, there were 53,704,516 shares of the registrant's Common Stock, $.001 par value, outstanding.

Documents incorporated by reference: none

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART I

ITEM 1.	BUSINESS
Company Overview and Principal Products and Services
Perma-Fix Environmental Services, Inc. (the Company, which may be referred to as we, us, or our), an environmental and technology know-how company, is a Delaware corporation organized in 1990, and is engaged through its subsidiaries, in:

·	Nuclear Waste Management Services (“Nuclear Segment”), which includes:
o	Treatment, storage, processing and disposal of mixed waste (which is waste that contains both low-level radioactive and hazardous waste) including on and off-site waste remediation and processing;
o	Nuclear, low-level radioactive, and mixed waste treatment, processing and disposal; and
o	Research and development of innovative ways to process low-level radioactive and mixed waste.
·	Consulting Engineering Services (“Engineering Segment”), which includes:
o
Consulting services regarding broad-scope environmental issues, including environmental management programs, regulatory permitting, compliance and auditing, landfill design, field testing and characterization.

On May 18, 2007, our Board of Directors authorized the divestiture of our Industrial Segment. Our Industrial Segment provides treatment, storage, processing, and disposal of hazardous and non-hazardous waste, wastewater management services, and environmental services, which includes emergency response, vacuum services, marine environmental and other remediation services. The decision to sell our Industrial Segment is based on our belief that our Nuclear Segment represents a sustainable long-term growth driver of our business. During 2007, we have entered into several letters of intent to sell various portions of our Industrial Segment. All of the letters of intent have expired or terminated without being completed, except: we completed, on January 8, 2008, the sale of substantially all of the assets of Perma-Fix Maryland, Inc. (“PFMD”) for $3,825,000 in cash, subject to a working capital adjustment during 2008, and assumption by the buyer of certain liabilities of PFMD, and during March 2008, we completed the sale of substantially all of the assets of Perma-Fix of Dayton, Inc. (“PFD”) for approximately $2,143,000 in cash, subject to certain working capital adjustments after the closing, plus assumption by the buyer of certain of PFD’s liabilities and obligations, (including, without limitation, certain obligations under the Settlement Agreement entered into by PFD in connection with the settlement of plaintiff’s claims under the Fisher Lawsuit, as discussed and defined in “Legal Proceedings”, and approximately $562,000 in PFD’s obligations for and relating to supplemental environmental projects that PFD is obligated to perform under the Consent Decree entered into with the federal government in settlement of the Government’s Lawsuit as discussed and defined in “Legal Proceedings”) in connection with the Fisher Lawsuit. We are negotiating the sale of Perma-Fix South Georgia, Inc. (“PFSG”). We anticipate that the sale of PFSG will be completed by end of May 2008. The terms of the sale of PFSG are subject to being finalized. We are attempting to sell the other companies and/or operations within our Industrial Segment, but as of the date of this report, we have not entered into any agreements regarding these other companies or operations within our Industrial Segment.

At May 25, 2007, the Industrial Segment met the held for sale criteria under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and therefore, certain assets and liabilities of the Industrial Segment are reclassified as discontinued operations in the Consolidated Balance Sheets, and we have ceased depreciation of the Industrial Segment’s long-lived assets classified as held for sale. The results of operations and cash flows of the Industrial Segment have been reported in the Consolidated Financial Statements as discontinued operations for all periods presented.

We believe that the divestiture of certain facilities within our Industrial Segment has not occurred within the anticipated time period due to the current state of our economy which has impacted potential buyers’ ability to obtain financing. In addition, the original letter of intent entered between us and a potential buyer included the majority of the companies within our Industrial Segment. This sale did not materialize, leading us to pursue the potential sale of each company individually. Although this process has taken more time than anticipated for numerous reasons, we continue to market the facilities within our Industrial Segment for eventual sale.

Our present objective is to focus on the efficient operation of our existing facilities within our Nuclear and Engineering Segments, evaluate strategic acquisitions within the Nuclear Segments, and to continue the research and development of innovative technologies for the treatment of nuclear waste, mixed waste and industrial waste. On June 13, 2007, we completed the acquisition of Nuvotec USA, Inc. (k/n/a Perma-Fix of Northwest, Inc. – “PFNW”) and its wholly owned subsidiary, Pacific EcoSolutions, Inc (PEcoS) (k/n/a Perma-Fix of Northwest Richland, Inc. – “PFNWR”) for $17.3 million. PFNWR is a hazardous waste, low level radioactive waste and mixed waste (containing both hazardous waste and low level radioactive waste) management company based in Richland, Washington, adjacent to the Department of Energy’s (“DOE”) Hanford facility. This acquisition provides us with a number of strategic benefits. Foremost, this acquisition secured PFNWR’s radioactive and hazardous waste permits and licenses, which further solidified our position within the mixed waste industry. Additionally, the PFNWR facility is located adjacent to the Hanford site, which represents one of the largest environmental clean-up projects in the nation and is expected to be one of the most expansive of DOE’s nuclear weapons’ facilities to remediate. In addition, the acquisition of PFNWR facility introduced our west coast presence and increases our treatment capacity for radioactive only waste. For 2007, PFNWR generated $8,439,000 in revenue, which represents 15.6% of our consolidated revenue from continuing operations.

We service research institutions, commercial companies, public utilities and governmental agencies nationwide. The distribution channels for our services are through direct sales to customers or via intermediaries.

We were incorporated in December of 1990. Our executive offices are located at 8302 Dunwoody Place, Suite 250, Atlanta, Georgia 30350.

Website access to Company's reports
Our internet website address is www.perma-fix.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“Commission”). Additionally, we make available free of charge on our internet website:

·	our Code of Ethics;
·	the charter of our Corporate Governance and Nominating Committee;
·	our Anti-Fraud Policy;
·	the charter of our Audit Committee.

Segment Information and Foreign and Domestic Operations and Export Sales
During 2007, we were engaged in two operating segments. Pursuant to FAS 131, we define an operating segment as:

·	a business activity from which we may earn revenue and incur expenses;
·	whose operating results are regularly reviewed by the president and chief operating officer to make decisions about resources to be allocated and assess its performance; and
·	for which discrete financial information is available.

We therefore define our operating segments as each business line that we operate. These segments, however, exclude the corporate and operation headquarters, which do not generate revenue and our Industrial Segment, our discontinued operations, as discussed above.

Most of our activities are conducted nationwide. We do not own any foreign operations and we had no export sales during 2007.

Operating Segments
We have two operating segments, which represent each business line that we operate. The Nuclear Segment, which operates four facilities (including our newly acquired PFNWR facility, as mentioned below), and the Consulting Engineering Services Segment as described below:

NUCLEAR WASTE MANAGEMENT SERVICES, which includes nuclear, low-level radioactive, mixed (waste containing both hazardous and low-level radioactive constituents) hazardous and non-hazardous waste treatment, processing and disposal services through four uniquely licensed (Nuclear Regulatory Commission or state equivalent) and permitted (Environmental Protection Agency or state equivalent) treatment and storage facilities. The presence of nuclear and low-level radioactive constituents within the waste streams processed by this segment creates different and unique operational, processing and permitting/licensing requirements, as discussed below.

Perma-Fix of Florida, Inc. (“PFF”), located in Gainesville, Florida, specializes in the storage, processing, and treatment of certain types of wastes containing both low-level radioactive and hazardous wastes, which are known in the industry as mixed waste (“mixed waste”). PFF is one of the first facilities nationally to operate under both a hazardous waste permit and a radioactive materials license, from which it has built its reputation based on its ability to treat difficult waste streams using its unique processing technologies and its ability to provide related research and development services. PFF has substantially increased the amount and type of mixed waste and low level radioactive waste that it can store and treat. Its mixed waste services have included the treatment and processing of waste Liquid Scintillation Vials (LSVs) since the mid 1980's. LSVs are used for the counting of certain radionuclides. The LSVs are generated primarily by institutional research agencies and biotechnical companies. The business has expanded into receiving and handling other types of mixed waste, primarily from the nuclear utilities, commercial generators, prominent pharmaceutical companies, the Department of Energy (“DOE”) and other government facilities as well as select mixed waste field remediation projects. PFF also continues to receive and process certain hazardous and non-hazardous waste streams as a compliment to its expanded nuclear and mixed waste processing activities.

Diversified Scientific Services, Inc. (“DSSI”) located in Kingston, Tennessee, specializes in the storage, processing, and destruction of certain types of mixed waste. DSSI, like PFF, is one of only a few facilities nationally to operate under both a hazardous waste permit and a radioactive materials license. Additionally, DSSI is the only commercial facility of its kind in the U.S. that is currently operating and licensed to destroy liquid organic mixed waste, through such a treatment unit. DSSI provides mixed waste disposal services for nuclear utilities, commercial generators, prominent pharmaceutical companies, and agencies and contractors of the U.S. government, including the DOE and the Department of Defense (“DOD”). We are currently working toward permitting the facility for Polychlorinated Biphenyls (PCB) destruction.

East Tennessee Materials & Energy Corporation (“M&EC”), located in Oak Ridge, Tennessee, is another mixed waste facility. M&EC also operates under both a hazardous waste permit and radioactive materials license. M&EC represents the largest of our four mixed waste facilities, covering 150,000 sq. ft., and is located in leased facilities at the DOE East Tennessee Technology Park. In addition to providing mixed waste treatment services to commercial generators, nuclear utilities and various agencies and contractors of the U.S. Government, including the DOD, M&EC was awarded three contracts to treat DOE mixed waste by Bechtel-Jacobs Company, LLC, DOE’s Environmental Program Manager, which covers the treatment of mixed waste throughout all DOE facilities. Two of these contracts have been extended through September 2009. In 2007, M&EC completed its facility expansion (“SouthBay”) to treat DOE special process wastes from the DOE Portsmouth Gaseous Diffusion Plant located in Piketon, Ohio under the subcontract awarded by LATA/Parallax Portsmouth LLC to our Nuclear Segment in 2006. LATA/Parallax performs environmental remediation services, including groundwater cleanup and waste management activities, under contract to DOE at the Portsmouth site.

PFNWR, which we acquired in June 2007, is located in Richland, Washington. PFNWR is a permitted hazardous, low level radioactive and mixed waste treatment, storage and disposal facility located at the Hanford U.S. DOE site in the eastern part of the state of Washington. The DOE’s Hanford site is subject to one of the largest, most complex, and most costly DOE clean up plans. The strategic addition of PFNWR facility provides the Company with immediate access to treat some of the most complex nuclear waste streams in the nation. PFNWR predominately provides waste treatment services to contractors of government agencies, in addition to commercial generators.

For 2007, the Nuclear business (including $8,439,000 in revenue of our PFNWR facility) accounted for $51,704,000 (or 95.6%) of total revenue from continuing operations, as compared to $49,423,000 (or 93.6%) of total revenue for 2006. See “ - Dependence Upon a Single or Few Customers” and “Financial Statements and Supplementary Data” for further details and a discussion as to our Nuclear Segment's contracts with the federal government or with others as a subcontractor to the federal government.

CONSULTING ENGINEERING SERVICES, which provides environmental engineering and regulatory compliance consulting services through one subsidiary, as discussed below.

Schreiber, Yonley & Associates (“SYA”) is located in Ellisville, Missouri. SYA specializes in environmental management programs, permitting, compliance and auditing, in addition to landfill design, field investigation, testing and monitoring. SYA clients are primarily industrial, including many within the cement manufacturing industry. SYA also provides the necessary support, compliance and training as required by our operating facilities.

During 2007, environmental engineering and regulatory compliance consulting services accounted for approximately $2,398,000 (or 4.4%) of our total revenue from continuing operations, as compared to approximately $3,358,000 (or 6.4%) in 2006. See “Financial Statements and Supplementary Data” for further details.

Discontinued Operations
As stated above, our Industrial Segment, which provides management of hazardous waste, non-hazardous waste, and waste water, are classified as discontinued operations. At the beginning of 2007, the Industrial Segment consisted of six (6) operating companies, as well as two non-operational companies. As stated above, during the first quarter of 2008, we sold PFMD and PFD and are attempting to sell the remaining companies/operations within the Industrial Segment.

Our discontinued operations generated $30,407,000, $35,148,000 and $41,489,000 of revenue in 2007, 2006, and 2005, respectively.

Importance of Patents, Trademarks and Proprietary Technology
We do not believe we are dependent on any particular trademark in order to operate our business or any significant segment thereof. We have received registration to the year 2010 and 2012 for the service marks “Perma-Fix” and “Perma-Fix Environmental Services,” respectively, by the U.S. Patent and Trademark Office.

We are active in the research and development (“R&D”) of technologies that allow us to address certain of our customers' environmental needs. To date, our R&D efforts have resulted in the granting of six active patents and the filing of several pending patent applications. Our flagship technology, the Perma-Fix Process, is a proprietary, cost effective, treatment technology that converts hazardous waste into non-hazardous material. Subsequently, we developed the Perma-Fix II process, a multi-step treatment process that converts hazardous organic components into non-hazardous material. The Perma-Fix II process is particularly important to our mixed waste strategy. We believe that at least one third of DOE mixed waste contains organic components.

The Perma-Fix II process is designed to remove certain types of organic hazardous constituents from soils or other solids and sludges (“Solids”) through a water-based system. Until development of this Perma-Fix II process, we were not aware of a relatively simple and inexpensive process that would remove the organic hazardous constituents from Solids without elaborate and expensive equipment or expensive treating agents. Due to the organic hazardous constituents involved, the disposal options for such materials are limited, resulting in high disposal cost when there is a disposal option available. By reducing the organic hazardous waste constituents in the Solids to a level where the Solids meet Land Disposal Requirements, the generator's disposal options for such waste are substantially increased, allowing the generator to dispose of such waste at substantially less cost. We began commercial use of the Perma-Fix II process in 2000. However, changes to current environmental laws and regulations could limit the use of the Perma-Fix II process or the disposal options available to the generator. See “—Permits and Licenses” and “—Research and Development.”

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

Operating Segments:
PFF operates its hazardous, mixed and low-level radioactive waste activities under a RCRA Part B permit and a radioactive materials license issued by the State of Florida.

DSSI operates hazardous, mixed and low-level radioactive waste activities under a RCRA Part B permit and a radioactive materials license issued by the State of Tennessee. We are working toward permitting our DSSI facility for PCB destruction. The permit is expected by mid year 2008.

M&EC operates hazardous and low-level radioactive waste activities under a RCRA Part B permit and a radioactive materials license issued by the State of Tennessee.

PFNWR operates its hazardous, mixed and low-level radioactive waste activities under a RCRA Part B permit and a radioactive materials license issued by the State of Washington.

The combination of a RCRA Part B hazardous waste permit and a radioactive materials license, as held by PFF, DSSI and M&EC, and PFNWR are very difficult to obtain for a single facility and make these facilities very unique.

Perma-Fix of South Georgia, Inc (“PFSG”)
Our internal consulting firm, SYA, concluded that a certain air permit at PFSG had expired. PFSG is part of the Industrial Segment, which has been classified as a discontinued operation. An inquiry to the Georgia Environmental Protection Division (“GaEPD”) resulted in their determination that the permit was still valid. However, since changes to the operations of the facility had occurred since approval of the air permit, the Company submitted a revised permit application in January 2008. The review of the submitted revised permit application with GaEPD indicated that the changes were deemed relatively minor, as determined by

GaEPD. GaEPD has subsequently notified PFSG that the application would be given a low priority for review.

Seasonality
Historically, we have experienced reduced activities and related billable hours throughout the November and December holiday periods within our Engineering Segment. The DOE and DOD represent major customers for the Nuclear Segment. In conjunction with the federal government’s September 30 fiscal year-end, the Nuclear Segment historically experienced seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements. Correspondingly for a period of approximately three months following September 30, the Nuclear Segment is generally seasonably slow, as the government budgets are still being finalized, planning for the new year is occurring and we enter the holiday season. Since 2005, due to our efforts to work with the various government customers to smooth these shipments more evenly throughout the year, we have seen less fluctuation in the quarters. In 2007, the US Congress did not pass the fiscal year 2007 budget which resulted in no increase of funding to DOE from the previous years 2006 budget allocation. This resulted in a decrease of the start up of new projects; however, we continued to see shipments at expected levels as compared to 2006. The 2008 budget was signed by the President in December 2007 which provides funding for the start of new projects in 2008. We do not anticipate big fluctuations within 2008 even with the passing of the 2008 budget; however, we cannot provide assurance this will be the case.

Backlog
The Nuclear Segment of our Company maintains a backlog of stored waste, which represents waste that has not been processed. The backlog is principally a result of the timing and complexity of the waste being brought into the facilities and the selling price per container. As of December 31, 2007, our Nuclear Segment had a backlog of approximately $14.6 million, which includes $4.7 million for our newly acquired PFNWR facility, as compared to approximately $12.5 million, as of December 31, 2006. Additionally the time it takes to process mixed waste from the time it arrives may increase due to the types and complexities of the waste we are currently receiving. We typically process our backlog during periods of low waste receipts, which historically has been in the first or fourth quarter.

Dependence Upon a Single or Few Customers
Our Nuclear Segment is not dependent upon a single customer, or a few customers; however, our Nuclear Segment has a significant relationship with the federal government, and continues to enter into, contracts with (directly or indirectly as a subcontractor) the federal government. The contracts that we are a party to with the federal government or with others as a subcontractor to the federal government generally provide that the government may terminate on 30 days notice or renegotiate the contracts, at the government's election. Our inability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor) could have a material adverse effect on our operations and financial condition.

We performed services relating to waste generated by the federal government, either directly or indirectly as a subcontractor to the federal government, which represented approximately $30,000,000 (includes approximately $5,568,000 from PFNWR facility) or 55.5% of our total revenue from continuing operations during 2007, as compared to $33,226,000 or 63.0% of our total revenue from continuing operations during 2006, and $29,555,000 or 59.0% of our total revenue from continuing operations during 2005.

Included in the amounts discussed above, are revenues from LATA/Parallax Portsmouth LLC (“LATA/Parallax”). LATA/Parallax is a manager for environmental programs for various agencies of the federal government. Our revenues from LATA/Parallax, as a subcontractor to perform remediation services at certain federal sites, contributed $8,784,000 or 16.2% and $10,341,000 or 19.6% of our revenues from continuing operations for 2007 and 2006, respectively. Our contract with LATA/Parallax is expected to be completed in September 2008. As with most contracts relating to the federal government, LATA/Parallax can terminate the contract with us at any time for convenience, which could have a material adverse effect on our operations.

Our Nuclear Segment has had a significant relationship with Bechtel Jacobs Company, LLC. (“Bechtel Jacobs”). Bechtel Jacobs is the government-appointed manager of the environmental program for Oak Ridge, Tennessee to perform certain treatment and disposal services relating to Oak Ridge, and our Nuclear Segment has been awarded three subcontracts by Bechtel Jacobs to perform certain environmental services at DOE’s Oak Ridge, Tennessee sites. Two of our Oak Ridge contracts have been amended for pricing modifications in 2007 and have been extended through September 2009. Our revenues from Bechtel Jacobs have continued to decrease as the DOE site in Oak Ridge continues to complete certain of its clean-up milestones and moves toward completing its closure efforts. As with most such blanket processing agreements, the Oak Ridge contracts contain no minimum or maximum processing guarantees, and may be terminated at any time pursuant to federal contracting terms and conditions. The Nuclear Segment continues to pursue other similar or related services for environmental programs at other DOE and government sites. Consolidated revenues from Bechtel Jacobs for 2007, total $1,812,000 or 3.3% of total revenues from continuing operations, as compared to $6,705,000 or 12.6% for the year ended December 31, 2006 and $14,940,000 or 29.8% for the year ended December 31, 2005.

Our Nuclear Segment has provided treatment of mixed low-level waste, as a subcontractor, for Fluor Hanford since 2004. However, with the acquisition of our PFNWR facility, we now have a significant relationship with Fluor Hanford, a prime contractor to the DOE since 1996. Fluor Hanford manages several major activities at the DOE’s Hanford Site, including dismantling former nuclear processing facilities, monitoring and cleaning up the site’s contaminated groundwater, and retrieving and processing transuranic waste for off-site shipment. The Hanford site is one of DOE’s largest nuclear weapon environmental remediation projects. Our PFNWR facility is located adjacent to the Hanford site and provides treatment of low level radioactive and mixed wastes. We currently have three contracts with Fluor Hanford at our PFNWR facility, with the initial contract dating back to 2003. These three contracts have since been extended to September 2008. As the DOE is currently in the process of re-bidding its contracts with current prime contractors, our future revenue beyond September 2008 from Fluor Hanford is uncertain at this time. Revenues from Fluor Hanford totaled $6,985,000 (approximately $3,100,000 from PFNWR) or 12.9%, $1,229,000 or 2.3%, and $1,732,000 or 3.5% of consolidated revenue from continuing operations for the year ended December 31, 2007, 2006, and 2005, respectively. As with most contracts relating to the federal government, Fluor Hanford can terminate the contracts with us at any time for convenience, which could have a material adverse effect on our operations. See “Management's Discussion and Analysis of Financial Conditions and Results of Operations” — “Significant Customers” for discussion on our relationship with Bechtel Jacobs, LATA/Parallax, Fluor Hanford, and our government contract or subcontracts involving the federal government.

Competitive Conditions
The Nuclear Segment has few competitors and in some niche area does not currently experience significant competitive pressures. This segment’s largest competitor is EnergySolutions, which provides treatment and disposal at its Clive, Utah disposal facility and presents the largest challenge in the market. At present, EnergySolutions’ Clive, Utah facility is one of the few radioactive disposal sites in the country in which our Nuclear Segment can dispose of its nuclear waste. If EnergySolutions should refuse to accept our waste or cease operations at its Clive, Utah facility, such would have a material adverse effect on us. Our Nuclear Segment solicits business on a nationwide basis.

The permitting and licensing requirements, and the cost to obtain such permits, are barriers to the entry of hazardous waste TSD facilities and radioactive and mixed waste activities as presently operated by our subsidiaries. We believe that there are no formidable barriers to entry into certain of the on-site treatment businesses, and certain of the non-hazardous waste operations, which do not require such permits. If the permit requirements for hazardous waste storage, treatment, and disposal activities and/or the licensing requirements for the handling of low level radioactive matters are eliminated or if such licenses or permits were made less rigorous to obtain, such would allow companies to enter into these markets and provide greater competition.

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

Capital Spending, Certain Environmental Expenditures and Potential Environmental Liabilities
Capital Spending
During 2007, our purchases of capital equipment totaled approximately $3,988,000 of which $2,982,000 and $1,006,000 was for our continuing and discontinued operations, respectively. Of the total capital spending, $258,000 and $356,000 was financed for our continuing and discontinued operations, respectively, resulting in total net purchases of $3,374,000 funded out of cash flow. These expenditures were for expansion and improvements to the operations principally within the Nuclear and Industrial Segments. These capital expenditures were funded by the cash provided by operations. We have budgeted approximately $3.1 million for 2008 capital expenditures for our operating segments to expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements. Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether. We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

Environmental Liabilities
We have various remediation projects, which are currently in progress at certain of our permitted facilities. These remediation projects principally entail the removal/remediation of contaminated soil and, in some cases, the remediation of surrounding ground water.

In June 1994, we acquired PFD. PFD is part of our Industrial Segment, which we have classified as discontinued operation. The former owners of PFD had merged Environmental Processing Services, Inc. (“EPS”) with PFD. The party that sold PFD to us agreed to indemnify us for costs associated with remediating the property leased by EPS (“Leased Property”). Such remediation involves soil and/or groundwater restoration. The Leased Property used by EPS to operate its facility is separate and apart from the property on which PFD's facility is located. The contamination of the Leased Property occurred prior to PFD being acquired by us. During 1995, in conjunction with the bankruptcy filing by the selling party, we recognized an environmental liability of approximately $1.2 million for remedial activities at the Leased Property. We have accrued approximately $702,000, at December 31, 2007, for the estimated, remaining costs of remediating the Leased Property used by EPS, which will extend over the next five years. This liability was retained by the Company upon the sale of PFD in March 2008. See “Business-Company Overview and Principal Products and Services” for a discussion of certain obligations that the buyer of PFD assumed when we sold substantially all of the assets of PFD.

In conjunction with the acquisition of Perma-Fix of Memphis, Inc. (“PFM”), we assumed and recorded certain liabilities to remediate gasoline contaminated groundwater and investigate, under the hazardous and solid waste amendments, potential areas of soil contamination on PFM's property. Prior to our ownership of PFM, the owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities. We have accrued approximately $476,000 at December 31, 2007, for the estimated, remaining costs of remediating the groundwater contamination, which will extend over the next five years. This environmental liability is included in our continuing operations and will remain the financial obligation of the Company.

In conjunction with the acquisition of PFSG, a subsidiary within our Industrial Segment that has been classified as a discontinued operation, we initially recognized an environmental accrual of $2.2 million for estimated long-term costs to remove contaminated soil and to undergo ground water remediation activities at the acquired facility in Valdosta, Georgia. Initial valuation has been completed, along with the selection of the remedial process, and the planning and approval process. The remedial activities began in 2003. We have accrued approximately $704,000, at December 31, 2007, to complete remediation of the facility, which we anticipate spending over the next six years. If we complete the sale of PFSG facility, we anticipate that the buyer will assume our obligation to remediate the facility.

In conjunction with an oil spill at PFTS, a subsidiary within our Industrial Segment that has been classified as a discontinued operation, we accrued approximately $69,000 to remediate the contaminated soil and ground water at this location. As of December 31, 2007, we have accrued approximately $37,000, for the estimated remaining cost to remediate the area. We expect to complete spending on this remedial project over the next five years.

In conjunction with the acquisition of PFMD in March 2004, we accrued for long-term environmental liabilities of $391,000 as a best estimate of the cost to remediate the hazardous and/or non-hazardous contamination on certain properties owned by PFMD. As previously discussed, we sold substantially all of the assets of the Maryland facility during the first part of 2008. In connection with this sale, the buyer agreed to assume all obligations and liabilities for environmental conditions at the Maryland facility except for fines, assessments, or judgments to governmental authorities prior to the closing of the transaction or third party tort claims existing prior to the closing of the sale.

As a result of the discontinued operations at the PFMI facility, a non-operational facility which is also part of our discontinued operations, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006. In September 2006, PFMI signed a Corrective Action Consent Order with the State of Michigan, requiring performance of studies and development and execution of plans related to the potential clean-up of soils in portions of the property. The level and cost of the clean-up and remediation are determined by state mandated requirements. Upon discontinuation of operations in 2004, we engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we estimated the cost of this environmental closure and remediation liability to be $2,464,000. During 2006, based on state-mandated criteria, we re-evaluated our required activities to close and remediate the facility, and during the quarter ended June 30, 2006, we began implementing the modified methodology to remediate the facility. As a result of the reevaluation and the change in methodology, we reduced the accrual by $1,182,000. We have spent approximately $710,000 for closure costs since September 30, 2004, of which $81,000 has been spent during 2007 and $74,000 was spent in 2006. In the 4th quarter of 2007, we reduced our reserve by $9,000 as a result of our reassessment of the cost of remediation. We have $563,000 accrued for the closure, as of December 31, 2007, and we anticipate spending $401,000 in 2008 with the remainder over the next five years. Based on the current status of the Corrective Action, we believe that the remaining reserve is adequate to cover the liability.

No insurance or third party recovery was taken into account in determining our cost estimates or reserves, nor do our cost estimates or reserves reflect any discount for present value purposes.

The nature of our business exposes us to significant risk of liability for damages. Such potential liability could involve, for example, claims for cleanup costs, personal injury or damage to the environment in cases where we are held responsible for the release of hazardous materials; claims of employees, customers or third parties for personal injury or property damage occurring in the course of our operations; and claims alleging negligence or professional errors or omissions in the planning or performance of our services. In addition, we could be deemed a responsible party for the costs of required cleanup of any property, which may be contaminated by hazardous substances generated or transported by us to a site we selected, including properties owned or leased by us (see “Legal Proceedings” in Part I, Item 3). We could also be subject to fines and civil penalties in connection with violations of regulatory requirements.

Research and Development
Innovation and technical know-how by our operations is very important to the success of our business. Our goal is to discover, develop and bring to market innovative ways to process waste that address unmet environmental needs. We conduct research internally, and also through collaborations with other third parties. The majority of our research activities are performed as we receive new and unique waste to treat; as such, we recognize these expenses as a part of our processing costs. We feel that our investments in research have been rewarded by the discovery of the Perma-Fix Process and the Perma-Fix II process. Our competitors also devote resources to research and development and many such competitors have greater resources at their disposal than we do. We have estimated that during 2005, 2006, and 2007, we spent approximately $489,000, $422,000, and $715,000 respectively, in Company-sponsored research and development activities.

Number of Employees
In our service-driven business, our employees are vital to our success. We believe we have good relationships with our employees. As of December 31, 2007, we employed approximately 522 full time persons, of which approximately 16 were assigned to our corporate office, approximately 23 were assigned to our Operations Headquarters, approximately 23 to our Engineering Segment, approximately 286 to the Nuclear Segment, and approximately 174 to the Industrial Segment. We have no union employees at any of our segments.

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

The Resource Conservation and Recovery Act of 1976, as amended (“RCRA”)
RCRA and its associated regulations establish a strict and comprehensive permitting and regulatory program applicable to hazardous waste. The EPA has promulgated regulations under RCRA for new and existing treatment, storage and disposal facilities including incinerators, storage and treatment tanks, storage containers, storage and treatment surface impoundments, waste piles and landfills. Every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit or must obtain interim status from the EPA, or a state agency, which has been authorized by the EPA to administer its program, and must comply with certain operating, financial responsibility and closure requirements

The Safe Drinking Water Act, as amended (the “SDW Act”)
SDW Act regulates, among other items, the underground injection of liquid wastes in order to protect usable groundwater from contamination. The SDW Act established the Underground Injection Control Program (“UIC Program”) that provides for the classification of injection wells into five classes. Class I wells are those which inject industrial, municipal, nuclear and hazardous wastes below all underground sources of drinking water in an area. Class I wells are divided into non-hazardous and hazardous categories with more stringent regulations imposed on Class I wells which inject hazardous wastes. PFTS' permit to operate its underground injection disposal wells is limited to non-hazardous wastewaters.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA,” also referred to as the “Superfund Act”)
CERCLA governs the cleanup of sites at which hazardous substances are located or at which hazardous substances have been released or are threatened to be released into the environment. CERCLA authorizes the EPA to compel responsible parties to clean up sites and provides for punitive damages for noncompliance. CERCLA imposes joint and several liabilities for the costs of clean up and damages to natural resources.

Health and Safety Regulations
The operation of our environmental activities is subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state laws. Regulations promulgated under OSHA by the Department of Labor require employers of persons in the transportation and environmental industries, including independent contractors, to implement hazard communications, work practices and personnel protection programs in order to protect employees from equipment safety hazards and exposure to hazardous chemicals.

Atomic Energy Act
The Atomic Energy Act of 1954 governs the safe handling and use of Source, Special Nuclear and Byproduct materials in the U.S. and its territories. This act authorized the Atomic Energy Commission (now the Nuclear Regulatory Commission “USNRC”) to enter into “Agreements with States to carry out those regulatory functions in those respective states except for Nuclear Power Plants and federal facilities like the VA hospitals and the DOE operations.” The State of Florida (with the USNRC oversight), Office of Radiation Control, regulates the radiological program of the PFF facility, and the State of Tennessee (with the USNRC oversight), Tennessee Department of Radiological Health, regulates the radiological program of the DSSI and M&EC facilities. The State of Washington (with the USNRC oversight) Department of Ecology, regulates the radiological operations of the Perma-Fix Northwest Richland, Inc. facility.

Other Laws
Our activities are subject to other federal environmental protection and similar laws, including, without limitation, the Clean Water Act, the Clean Air Act, the Hazardous Materials Transportation Act and the Toxic Substances Control Act. Many states have also adopted laws for the protection of the environment which may affect us, including laws governing the generation, handling, transportation and disposition of hazardous substances and laws governing the investigation and cleanup of, and liability for, contaminated sites. Some of these state provisions are broader and more stringent than existing federal law and regulations. Our failure to conform our services to the requirements of any of these other applicable federal or state laws could subject us to substantial liabilities which could have a material adverse effect on us, our operations and financial condition. In addition to various federal, state and local environmental regulations, our hazardous waste transportation activities are regulated by the U.S. Department of Transportation, the Interstate Commerce Commission and transportation regulatory bodies in the states in which we operate. We cannot predict the extent to which we may be affected by any law or rule that may be enacted or enforced in the future, or any new or different interpretations of existing laws or rules.

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

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining, and at all times while operating under our permits, we are required to provide financial assurance that guarantees to the states that, in the event of closure, our permitted facilities will be closed in accordance with the regulations. The policy provides a maximum $35 million of financial assurance coverage, and thus far has provided $30.1 million in financial assurance.

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

The following are certain risk factors that could affect our business, financial performance, and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Form 10-K, as the forward-looking statements are based on current expectations, and actual results and conditions could differ materially from the current expectations. Investing in our securities involves a high degree of risk, and before making an investment decision, you should carefully consider these risk factors as well as other information we include or incorporate by reference in the other reports we file with the Securities and Exchange Commission (“SEC”).

Risk Factors Regarding Our Business:

Our Industrial Segment (discontinued operations) has sustained losses for the past eight years, including 2007.
Our Industrial Segment has sustained losses in each year since 2000. On May 18, 2007, our Board of Directors authorized management to sell all, or a part of, our Industrial Segment. During the first quarter of 2008, we completed the sale of PFMD and sale of PFD and are negotiating the sale of PFSG within our Industrial Segment. We are also attempting to sell the remaining operations within the Industrial Segment. If we fail to divest the majority of our remaining facilities within our Industrial Segment and the majority of our Industrial Segment facilities fails to become profitable on an annualized basis in the foreseeable future, this could have a material adverse effect on our results of operations, liquidity and our potential growth.

The inability to maintain existing government contracts or win new government contracts over an extended period could have a material adverse effect on our operations and adversely affect our future revenues.
A material amount of our Nuclear Segment's revenues are generated through various U.S. government contracts or subcontracts involving the U.S. government. Our revenues from government sources were approximately $30,000,000 and $33,226,000, representing 55.5% and 63.0%, respectively, of our consolidated operating revenues from continuing operations for 2007 and 2006. Most of our government contracts or our subcontracts granted under government contracts are awarded through a regulated competitive bidding process. Some government contracts are awarded to multiple competitors, which increase overall competition and pricing pressure and may require us to make sustained post-award efforts to realize revenues under these government contracts. In addition, government clients can generally terminate or modify their contracts at their convenience. If we fail to maintain or replace these relationships, our revenues and future operations could be adversely affected.

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

The refusal to accept our waste for disposal by, or a closure of, the end disposal site that our Nuclear Segment utilizes to dispose of its waste could subject us to significant risk and limit our operations.
Our Nuclear Segment has limited options available for disposal of its waste. If this disposal site ceases to accept waste or closes for any reason or refuses to accept the waste of our Nuclear Segment, for any reason, we could have nowhere to dispose of our Nuclear waste or have significantly increased costs from disposal alternatives. With nowhere to dispose of our nuclear waste, we would be subject to significant risk from the implications of storing the waste on our site, and we would have to limit our operations to accept only waste that we can dispose of.

Our Nuclear Segment and Industrial Segment (discontinued operations) subject us to substantial potential environmental liability.
Our business of rendering services in connection with management of waste, including certain types of hazardous waste, low-level radioactive waste, and mixed waste (waste containing both hazardous and low-

level radioactive waste), subjects us to risks of liability for damages. Such liability could involve, without limitation:

·	claims for clean-up costs, personal injury or damage to the environment in cases in which we are held responsible for the release of hazardous or radioactive materials;
·	claims of employees, customers, or third parties for personal injury or property damage occurring in the course of our operations; and
·	claims alleging negligence or professional errors or omissions in the planning or performance of our services.

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
Our operations are highly regulated and we are subject to numerous laws and regulations regarding procedures for waste treatment, storage, recycling, transportation, and disposal activities, all of which may provide the basis for litigation against us. In recent years, the waste treatment industry has experienced a significant increase in so-called “toxic-tort” litigation as those injured by contamination seek to recover for personal injuries or property damage. We believe that, as our operations and activities expand, there will be a similar increase in the potential for litigation alleging that we have violated environmental laws or regulations or are responsible for contamination or pollution caused by our normal operations, negligence or other misconduct, or for accidents, which occur in the course of our business activities. Such litigation, if significant and not adequately insured against, could adversely affect our financial condition and our ability to fund our operations. Protracted litigation would likely cause us to spend significant amounts of our time, effort, and money. This could prevent our management from focusing on our operations and expansion.

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

Breach of financial covenants in existing credit facility could result in a default, triggering repayment of outstanding debt under the credit facility.
Our credit facility with our bank contains financial covenants. A breach of any of these covenants could result in a default under our credit facility triggering our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. In the past, none of our covenants have been restrictive to our operations; however, in 2007, our fixed charge coverage ratio fell below the minimum requirement pursuant to the covenant. We have obtained a waiver from our lender for this non-compliance as of December 31, 2007. We do not expect to be in compliance with the fixed charge coverage ratio as of the end of the first and second quarters of 2008 and, as a result, we were required under generally accepted accounting principles to reclassify the long term portion of this debt to current. Furthermore, we have a cross default provision on our 8.625% promissory note with a separate bank and have reclassified the long term portion of that debt to current as well. If we are unable to meet the fixed charge coverage ratio, we believe that our lender will waive this non-compliance or will revise this covenant so that we are in compliance, but there is no assurance that we will be able to secure a waiver or revision from our lender. If we fail to meet our fixed charge coverage ratio in the future and our lender does not waive the non-compliance or revise this covenant so that we are in compliance, our lender could accelerate the repayment of borrowings under our credit facility. In the event that our lender accelerates the payment of our borrowing, we may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness. In addition to the waiver that we have obtained from our lender for our non-compliance of our fixed charge coverage ratio as of December 31, 2007, our lender has amended our present covenant to exclude certain allowable charges in determining our minimum fixed charge coverage ratio. This amendment may improve our ability to maintain compliance of the fixed charge coverage ratio in the future.

Due to our inability to demonstrate that we will comply with the fixed charge coverage ratio in our loan agreement as of the end of the first and second quarters of 2008, resulting in the long-term portion of our indebtedness to certain of our lenders of approximately $11.4 million being reclassified to current, our working capital deficit of approximately $17.2 million and certain of our lenders’ ability to accelerate our indebtedness under our credit facilities, there is substantial doubt as to our ability to continue as a going concern. Consequently, our independent registered public accounting firm has included an explanatory paragraph addressing this uncertainty in their report. Although we believe our lender will waive our failure or potential failure to meet this financial covenant or revise the covenant so that we are in compliance, as of the date of this report our lender has not issued this waiver or revision. There are no assurances that our lender will waive or revise this covenant.

Failure of our Nuclear Segment to be profitable could have a material adverse effect.
Our Nuclear Segment has historically been profitable. With the divestiture and impending divestiture of certain facilities within our Industrial Segment and the acquisition of our PFNWR facility in June 2007, the Nuclear Segment represents the Company’s largest revenue segment. The Company’s main objectives are to increase focus on the efficient operation of our existing facilities within our Nuclear Segment and to further evaluate strategic acquisitions within the Nuclear Segment. If our Nuclear Segment fails to continue to be profitable in the future, this could have a material adverse effect on the Company’s results of operations, liquidity and our potential growth.

Our operations are subject to seasonal factors, which cause our revenues to fluctuate.
We have historically experienced reduced revenues and losses during the first and fourth quarters of our fiscal years due to a seasonal slowdown in operations from poor weather conditions, overall reduced activities during these periods resulting from holiday periods, and finalization of government budgets during the fourth quarter of each year. During our second and third fiscal quarters there has historically been an increase in revenues and operating profits. If we do not continue to have increased revenues and profitability during the second and third fiscal quarters, this will have a material adverse effect on our results of operations and liquidity.

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
At December 31, 2007, our aggregate consolidated debt was approximately $18.8 million. If our floating rates of interest experienced an upward increase of 1%, our debt service would increase by approximately $189,000 annually. Our secured revolving credit facility (the “Credit Facility”) provides for an aggregate commitment of $25 million, consisting of an $18 million revolving line of credit and a term loan of $7 million. The maximum we can borrow under the revolving part of the Credit Facility is based on a percentage of the amount of our eligible receivables outstanding at any one time. The Credit Facility is due September 30, 2009. As of December 31, 2007, we have borrowings under the revolving part of our Credit Facility of $6.9 million and borrowing availability of up to an additional $5.7 million based on our outstanding eligible receivables. A forecast of our first quarter and second quarter 2008 results indicates the possibility that we could be in default of our fixed charge coverage ratio covenant. We expect that this will place us in “technical default” of our covenant and thus our debt under our credit facility has been classified as current. If we become in default under this covenant, our lenders could accelerate approximately $14.4 million of indebtness. See “Risk Factor - Breach of financial covenants in existing credit facility could result in a default, triggering repayment of outstanding debt under the credit facility.” A lack of operating results could have material adverse consequences on our ability to operate our business. Our ability to make principal and interest payments, or to refinance indebtedness, will depend on both our and our subsidiaries' future operating performance and cash flow. Prevailing economic conditions, interest rate levels, and financial, competitive, business, and other factors affect us. Many of these factors are beyond our control.

We may be unable to utilize loss carryforwards in the future.
We have approximately $22.7 million in net operating loss carryforwards which will expire from 2008 to 2024 if not used against future federal income tax liabilities. Our net loss carryforwards are subject to various limitations. We anticipate the net loss carryforwards will be used to reduce the federal income tax payments which we would otherwise be required to make with respect to income, if any, generated in future years.

We and our customers operate in a politically sensitive environment, and the public perception of nuclear power and radioactive materials can affect our customers and us.
We and our customers operate in a politically sensitive environment. Opposition by third parties to particular projects can limit the handling and disposal of radioactive materials. Adverse public reaction to developments in the disposal of radioactive materials, including any high profile incident involving the discharge of radioactive materials, could directly affect our customers and indirectly affect our business. Adverse public reaction also could lead to increased regulation or outright prohibition, limitations on the activities of our customers, more onerous operating requirements or other conditions that could have a material adverse impact on our customers’ and our business.

We may not be successful in winning new business mandates from our government and commercial customers.
We must be successful in winning mandates from our government and commercial customers to replace revenues from projects that are nearing completion and to increase our revenues. Our business and operating results can be adversely affected by the size and timing of a single material contract.

The elimination or any modification of the Price-Anderson Acts indemnification authority could have adverse consequences for our business.
The Atomic Energy Act of 1954, as amended, or the AEA, comprehensively regulates the manufacture, use, and storage of radioactive materials. The Price-Anderson Act supports the nuclear services industry by offering broad indemnification to DOE contractors for liabilities arising out of nuclear incidents at DOE nuclear facilities. That indemnification protects DOE prime contractor, but also similar companies that work under contract or subcontract for a DOE prime contract or transporting radioactive material to or from a site. The indemnification authority of the DOE under the Price-Anderson Act was extended through 2025 by the Energy Policy Act of 2005.

The Price-Anderson Act’s indemnification provisions generally do not apply to our processing of radioactive waste at governmental facilities, and do not apply to liabilities that we might incur while performing services as a contractor for the DOE and the nuclear energy industry. If an incident or evacuation is not covered under Price-Anderson Act indemnification, we could be held liable for damages, regardless of fault, which could have an adverse effect on our results of operations and financial condition. If such indemnification authority is not applicable in the future, our business could be adversely affected if the owners and operators of new facilities fail to retain our services in the absence of commercial adequate insurance and indemnification.

Our existing and future customers may reduce or halt their spending on nuclear services from outside vendors, including us.
A variety of factors may cause our existing or future customers to reduce or halt their spending on nuclear services from outside vendors, including us. These factors include, but are not limited to:

·	accidents, terrorism, natural disasters or other incidents occurring at nuclear facilities or involving shipments of nuclear materials;
·	failure of the federal government to approve necessary budgets, or to reduce the amount of the budget necessary, to fund remediation of DOE and DOD sites;
·	civic opposition to or changes in government policies regarding nuclear operations; or
·	a reduction in demand for nuclear generating capacity.

These events also could adversely affect us to the extent that they result in the reduction or elimination of contractual requirements, lower demand for nuclear services, burdensome regulation, disruptions of shipments or production, increased operational costs or difficulties or increased liability for actual or threatened property damage or personal injury.

Economic downturns and reductions in government funding could have a negative impact on our businesses.
Demand for our services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions, inability of the federal government to adopt its budget or reductions in the budget for spending to remediate federal sites. During economic downturns, the ability of private and government entities to spend on nuclear services may decline significantly. We cannot be certain that economic or political conditions will be generally favorable or that there will not be significant fluctuations adversely affecting our industry as a whole. In addition, our operations depend, in part, upon government funding, particularly funding levels at the DOE. Significant changes in the level of government funding (for example, the annual budget of the DOE) or specifically mandated levels for different programs that are important to our business could have an unfavorable impact on our business, financial position, results of operations and cash flows.

The loss of one or a few customers could have an adverse effect on us.
One or a few governmental customers have in the past, and may in the future, account for a significant portion of our revenue in any one year or over a period of several consecutive years. Because customers generally contract with us for specific projects, we may lose these significant customers from year to year as their projects with us are completed. Our inability to replace the business with other projects could have an adverse effect on our business and results of operations.

As a government contractor, we are subject to extensive government regulation, and our failure to comply with applicable regulations could subject us to penalties that may restrict our ability to conduct our business.
Our government contracts, which are primarily with the DOE, are a significant part of our business. Allowable costs under U.S. government contracts are subject to audit by the U.S. government. If these audits result in determinations that costs claimed as reimbursable are not allowed costs or were not allocated in accordance with applicable regulations, we could be required to reimburse the U.S. government for amounts previously received.

Government contracts are often subject to specific procurement regulations, contract provisions and a variety of other requirements relating to the formation, administration, performance and accounting of these contracts. Many of these contracts include express or implied certifications of compliance with applicable regulations and contractual provisions. If we fail to comply with any regulations, requirements or statutes, our existing government contracts could be terminated or we could be suspended from government contracting or subcontracting. If one or more of our government contracts are terminated for any reason, or if we are suspended or debarred from government work, we could suffer a significant reduction in expected revenues and profits. Furthermore, as a result of our government contracting, claims for civil or criminal fraud may be brought by the government or violations of these regulations, requirements or statutes.

We are engaged in highly competitive businesses and typically must bid against other competitors to obtain major contracts.
We are engaged in highly competitive business in which most of our government contracts and some of our commercial contracts are awarded through competitive bidding processes. We compete with national and regional firms with nuclear services practices, as well as small or local contractors. Some of our competitors have greater financial and other resources than we do, which can give them a competitive advantage. In addition, even if we are qualified to work on a new government contract, we might not be awarded the contract because of existing government policies designed to protect certain types of businesses and underrepresented minority contractors. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue for nuclear service contracts. If we are unable to meet these competitive challenges, we could lose market share and experience on overall reduction in our profits.

Our failure to maintain our safety record could have an adverse effect on our business.
Our safety record is critical to our reputation. In addition, many of our government and commercial customers require that we maintain certain specified safety record guidelines to be eligible to bid for contracts with these customers. Furthermore, contract terms may provide for automatic termination in the event that our safety record fails to adhere to agreed-upon guidelines during performance of the contract. As a result, our failure to maintain our safety record could have a material adverse effect on our business, financial condition and results of operations.

We have a material weakness in our Internal Controls over Financial Reporting (“ICFR”) as of December 31, 2007.
During our evaluation of our ICFR, we noted that the monitoring of pricing, invoicing, and the corresponding inventory for transportation and disposal process controls at certain facilities within the Company's Industrial Segment were ineffective and were not being applied consistently, which resulted in a material weakness to our ICFR, and could result in sales being priced and invoiced at amounts which were not approved by the customer, or the appropriate level of management, and inaccurate, corresponding transportation and disposal expense.  This has resulted in our disclosure that our ICFR were ineffective as of December 31, 2007.  Although this material weakness did not result in an adjustment to our quarterly or annual financial statements, if we are unable to remediate this material weakness, there is a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Delaware law, certain of our charter provisions, our stock option plans and outstanding warrants and our preferred stock may inhibit a change of control under circumstances that could give you an opportunity to realize a premium over prevailing market prices.
We are a Delaware corporation governed, in part, by the provisions of Section 203 of the General Corporation Law of Delaware, an anti-takeover law. In general, Section 203 prohibits a Delaware public corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. As a result of Section 203, potential acquirers may be discouraged from attempting to effect acquisition transactions with us, thereby possibly depriving our security holders of certain opportunities to sell, or otherwise dispose of, such securities at above-market prices pursuant to such transactions. Further, certain of our option plans provide for the immediate acceleration of, and removal of restrictions from, options and other awards under such plans upon a “change of control” (as defined in the respective plans). Such provisions may also have the result of discouraging acquisition of us.

We have authorized and unissued 21,295,484 shares of Common Stock and 2,000,000 shares of Preferred Stock as of December 31, 2007. These unissued shares could be used by our management to make it more difficult, and thereby discourage, an attempt to acquire control of us.

Risk Factors Regarding our Common Stock:

The significant amount of outstanding options could affect our stock performance.
As of December 31, 2007, we had outstanding options to purchase 2,590,026 shares of Common Stock at exercise prices from $1.22 to $2.98 per share. The existence of this quantity of rights to purchase our Common Stock could result in a significant dilution in the percentage ownership interest of our stockholders and the dilution in ownership value. Future sales of the shares issuable could also depress the market price of our Common Stock.

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

Our principal executive office is in Atlanta, Georgia. Our Operations headquarters is located in Oak Ridge, Tennessee. Our Nuclear Segment facilities are located in Gainesville, Florida; Kingston, Tennessee; Oak Ridge, Tennessee, and our newly acquired facility in Richland, Washington. Our Consulting Engineering Services is located in Ellisville, Missouri. Our Industrial Segment facilities are located in Orlando and Ft. Lauderdale, Florida; Dayton, Ohio; Tulsa, Oklahoma; Valdosta, Georgia; and Baltimore, Maryland. Our Industrial Segment also has two non-operational facilities: Brownstown, Michigan, where we still maintain the property; and Pittsburgh, Pennsylvania, for which the leased property was released back to the owner in 2006 upon final remedation of the leased property. We also maintain Field Service offices in Stafford, Virginia; and Salisbury, Maryland.

We operate eleven facilities, five within our continuing operations with the remaining facilities within our discontinued operations. All of the facilities are in the United States. Five of our facilities are subject to mortgages as placed by our senior lender, with two (Kingston, Tennessee and Gainesville, Florida) within our continuing operations and three (Dayton, Ohio; Orlando, Florida; and Baltimore, Maryland) within our discontinued operations. On January 8, 2008, and March 14, 2008, we completed the sale of our Perma-Fix of Maryland, Inc. and Perma-Fix of Dayton, Inc. facilities, respectively, resulting in the release of the mortgages as placed by our senior lender for these facilities. As a result, four of our facilities now are subject to mortgages as placed by our senior lender. With the sale of our Perma-Fix Maryland, Inc., we no longer maintain Field Service offices.

We also lease properties for office space, all of which are located in the United States as described above. Included in our leased properties is M&EC's 150,000 square-foot facility, located on the grounds of the DOE East Tennessee Technology Park located in Oak Ridge, Tennessee.

We believe that the above facilities currently provide adequate capacity for our operations and that additional facilities are readily available in the regions in which we operate, which could support and supplement our existing facilities.

ITEM 3.	LEGAL PROCEEDINGS

Perma-Fix of Dayton, Inc. (“PFD”)
A subsidiary within our Industrial Segment, PFD was defending a lawsuit styled Barbara Fisher v. Perma-Fix of Dayton, Inc., in the United States District Court, Southern District of Ohio (the “Fisher Lawsuit”). This citizen’s suit was brought under the Clean Air Act alleging, among other things, violations by PFD of state and federal clean air statutes connected with the operation of PFD’s facility located in Dayton, Ohio. As further previously disclosed, the U.S. Department of Justice, on behalf of the Environmental Protection Agency, intervened in the Fisher Lawsuit alleging, among other things, substantially similar violations alleged in the Fisher Lawsuit (the “Government’s Lawsuit”).

During December, 2007, PFD and the federal government entered into a Consent Decree formalizing settlement of the government’s portion of the above described lawsuit, which Consent Decree was approved by the federal court during the first quarter of 2008. Pursuant to the Consent Decree, the settlement with the federal government resolved the government’s claims against PFD and requires PFD to:

·	pay a civil penalty of $360,000;
·	complete three supplemental environmental projects costing not less than $562,000 to achieve air emission controls that go above and beyond those required by any current environmental regulations.
·	implement a variety of state and federal air permit pollution control measures; and
·	take a variety of voluntary steps to reduce the potential for emissions of air pollutants.

During December 2007, PFD and Plaintiff, Fisher, entered into a Settlement Agreement formalizing settlement of the Plaintiff’s claims in the above lawsuit. The settlement with Plaintiff Fisher resolved the Plaintiff’s claims against PFD and, subject to certain conditions set forth in the Settlement Agreement, requires PFD to pay a total of $1,325,000. Our insurer has agreed to contribute $662,500 toward the settlement cost of the citizen’s suit portion of the litigation, which we received on March 13, 2008. Based on discussion with our insurer, our insurer will not pay any portion of the settlement with the federal government in the Government Lawsuit.

In connection with PFD’s sale of substantially all of its assets during March, 2008, as discussed in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the buyer has agreed to assume certain of PFD’s obligations under the Consent Decree and Settlement Agreement, including, without limitation, PFD’s obligation to implement supplemental environmental projects costing not less than $562,000, implement a variety of state and federal air permit control measures and reduce the potential for emissions of air pollutants.

As previously reported, on April 12, 2007 our insurer agreed to reimburse PFD for reasonable defense costs of litigation incurred prior to our insurer’s assumption of the defense, but this agreement to defend and indemnify PFD was subject to the our insurer’s reservation of its rights to deny indemnity pursuant to various policy provisions and exclusions, including, without limitation, payment of any civil penalties and fines, as well as our insurer’s right to recoup any defense cost it has advanced if our insurer later determines that its policy provides no coverage. When, our insurer withdrew its prior coverage denial and agreed to defend and indemnify PFD in the above described lawsuits, subject to certain reservation of rights, we had incurred more than $2.5 million in costs in vigorously defending against the Fisher and the Government Lawsuits. To date, our insurer has reimbursed PFD approximately $2.5 million for legal defense fees and disbursements, which we recorded as a recovery within our discontinued operations in the second quarter of 2007. Partial reimbursement from our insurer of $750,000 was received on July 11, 2007. A second reimbursement of approximately $1.75 million was received on August 17, 2007. Our insurer has advised us that they will reimburse us for approximately another $82,000 in legal fees and disbursements, which we recorded as a recovery within our discontinued operations in the 4th quarter 2007. This reimbursement is subject to our insurer’s reservation of rights as noted above. On February 12, 2008, we received reimbursement of approximately $24,000 from our insurer. We anticipate receiving the remaining reimbursement by the end of the second quarter of 2008.

Perma-Fix of Orlando, Inc. (“PFO”)
In 2007, PFO was named as a defendant in four cases related to a series of toxic tort cases, the “Brottem Litigation” that are pending in the Circuit Court of Seminole County, Florida. All of the cases involve allegations of toxic chemical exposure at a former telecommunications manufacturing facility located in Lake Mary, Florida, known generally as the “Rinehart Road Plant”. PFO is presently a defendant, together with numerous other defendants, in the following four cases: Brottem v. Siemens, et al.; Canada v. Siemens et al.; Bennett v. Siemens et al. and the recently filed Culbreath v. Siemens et al. All of the cases seek unspecified money damages for alleged personal injuries or wrongful death. With the exception of PFO, the named defendants are all present or former owners of the subject property, including several prominent manufacturers that operated the Rinehart Road Plant. The allegations in all of the cases are essentially identical.

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

Perma-Fix of Dayton (“PFD”), Perma-Fix of Florida (“PFF”), Perma-Fix of Orlando (“PFO”), Perma-Fix of South Georgia (“PFSG”), and Perma-Fix of Memphis (“PFM”)
In May 2007, the above facilities were named Partially Responsible Parties (“PRPs”) at the Marine Shale Superfund site in St. Mary Parish, Louisiana (“Site”). Information provided by the EPA indicates that, from 1985 through 1996, the Perma-Fix facilities above were responsible for shipping 2.8% of the total waste volume received by Marine Shale. Subject to finalization of this estimate by the PRP group, PFF, PFO and PFD could be considered de-minimus at .06%, .07% and .28% respectively. PFSG and PFM would be major at 1.12% and 1.27% respectively. However, at this time the contributions of all facilities are consolidated.

As of the date of this report, Louisiana DEQ (“LDEQ”) has collected approximately $8.4 million for the remediation of the site and is proceeding with the remediation of the site. The EPA’s unofficial estimate to remediate the site is between $9 and $12 million; however, based on preliminary outside consulting work hired by the PRP group, which we are a party to, the remediation costs can be below EPA’s estimation. As part of the PRP Group, we have paid an initial assessment of $10,000 in the fourth quarter of 2007, which was allocated among the facilities. As of the date of this report, we cannot accurately access our liability.

In addition to the above matters and in the normal course of conducting our business, we are involved in various other litigations. We are not a party to any litigation or governmental proceeding which our management believes could result in any judgments or fines against us that would have a material adverse affect on our financial position, liquidity or results of future operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth, as of the date hereof, information concerning our executive officers:

NAME	AGE	POSITION
Dr. Louis F. Centofanti	64	Chairman of the Board, President and Chief Executive Officer
Mr. Steven T. Baughman	49	Chief Financial Officer, Vice President, and Secretary
Mr. Larry McNamara	58	Chief Operating Officer
Mr. Robert Schreiber, Jr.	57	President of SYA, Schreiber, Yonley & Associates, a subsidiary of the Company, and Principal Engineer

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

Mr. Steven T. Baughman
Mr. Baughman was appointed as Vice President and Chief Financial Officer of the Company by the Company’s Board of Directors in May 2006. Mr. Baughman was previously employed by Waste Management, Inc. from 1994 to 2005, serving in various capacities, including: Vice President Finance, Control and Analysis from 2001 to 2005, and Vice President, International Controller from 1999 to 2001. Mr. Baughman has BS degrees in Accounting and Finance from Miami University (Ohio), and is a Certified Public Accountant.

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

Mr. Robert Schreiber, Jr.
Mr. Schreiber has served as President of SYA since the Company acquired the environmental engineering firm in 1992. Mr. Schreiber co-founded the predecessor of SYA, Lafser & Schreiber in 1985, and served in several executive roles in the firm until our acquisition of SYA. From 1978 to 1985, Mr. Schreiber served as Director of Air programs and all environmental programs for the Missouri Department of Natural Resources. Mr. Schreiber provides technical expertise in wide range of areas including the cement industry, environmental regulations and air pollution control. Mr. Schreiber has a B.S. in Chemical Engineering from the University of Missouri – Columbia.

Certain Relationships
There are no family relationships between any of our Directors or executive officers. Dr. Centofanti is the only Director who is our employee.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock, is traded on the NASDAQ Capital Markets (“NASDAQ”) under the symbol “PESI” on NASDAQ. The following table sets forth the high and low market trade prices quoted for the Common Stock during the periods shown. The source of such quotations and information is the NASDAQ online trading history reports.

		2007		2006
		Low	High	Low	High
Common Stock	1st Quarter	$2.07	$2.57	$1.31	$2.15
	2nd Quarter	2.13	3.25	1.70	2.20
	3rd Quarter	1.74	3.40	2.01	2.60
	4th Quarter	2.25	3.05	1.90	2.40

As of March 10, 2008, there were approximately 300 stockholders of record of our Common Stock, including brokerage firms and/or clearing houses holding shares of our Common Stock for their clientele (with each brokerage house and/or clearing house being considered as one holder). However, the total number of beneficial stockholders as of March 10, 2008, was approximately 3,472.

Since our inception, we have not paid any cash dividends on our Common Stock and have no dividend policy. Our loan agreement prohibits paying any cash dividends on our Common Stock without prior approval from the lender. We do not anticipate paying cash dividends on our outstanding Common Stock in the foreseeable future.

No sales of unregistered securities, other than the securities sold by us during 2007, as reported in our Forms 10-Q for the quarters ended March 31, 2007, June 30, 2007, September 30, 2007, and Form 8-K filed with the SEC on January 2, 2008, which were not registered under the Securities Act of 1933, as amended, were issued during 2007. There were no purchases made by us or on behalf of us or any of our affiliated members of shares of our Common Stock during the last quarter of 2007.

Common Stock Price Performance Graph
The following Common Stock price performance graph compares the yearly change in the Company’s cumulative total stockholders’ returns on the Common Stock during the years 2003 through 2007, with the cumulative total return of the NASDAQ Market Index and the published industry index prepared by Hemscott and known as Hemscott Industry Group 637-Waste Management Index (“Industry Index”) assuming the investment of $100 on January 1, 2003.

The stockholder returns shown on the graph below are not necessarily indicative of future performance, and we will not make or endorse any predications as to future stockholder returns.

Assumes $100 invested in the Company on January 1, 2003, the Industry Index and the NASDAQ Market Index, and the reinvestment of dividends. The above five-year Cumulative Total Return Graph shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission, nor shall such information be incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 (collectively, the “Acts”), except to the extent that the Company specifically incorporates this information by reference, and shall not be deemed to be soliciting material or to be filed under such Acts.

ITEM 6.	SELECTED FINANCIAL DATA

The financial data included in this table has been derived from our audited consolidated financial statements, which have been audited by BDO Seidman, LLP. As a result of the Company’s Industrial Segment meeting the held for sale criteria under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s previously reported consolidated statement of operations data for the years noted below have been reclassified to present discontinued operations separately from continuing operations. Certain prior year amounts have been reclassified to conform with current year presentations. Amounts are in thousands, except for per share amounts. The information set forth below should be read in conjunction with “Management’s Discussion Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and the notes thereto included elsewhere herein.

Statement of Operations Data:

	2007(1)(2)	2006(1)	2005	2004(3)	2003
Revenues	$54,102	$52,781	$50,098	$45,883	$40,641
Income from continuing operations	517	5,644	4,501	3,322	3,500
Loss from discontinued operations	(9,727)	(933)	(762)	(22,683)	(382)
Net (loss) income	(9,210)	4,711	3,739	(19,361)	3,118
Preferred stock dividends	¾	¾	(156)	(190)	(189)
Net (loss) income applicable to Common Stock	(9,210)	4,711	3,583	(19,551)	2,929
Income (loss) per common share - Basic
Continuing operations	.01	.12	.10	.08	.09
Discontinued operations	(.19)	(.02)	(.02)	(.56)	(.01)
Net income (loss) per share	(.18)	.10	.08	(.48)	.08
Income (loss) per common share - Diluted
Continuing operations	.01	.12	.10	.07	.08
Discontinued operations	(.18)	(.02)	(.02)	(.51)	(.01)
Net income (loss) per share	(.17)	.10	.08	(.44)	.07
Basic number of shares used in computing net income (loss) per share	52,549	48,157	42,605	40,478	34,982
Diluted number of shares and potential common shares used in computing net income (loss) per share	53,294	48,768	44,804	44,377	39,436

Balance Sheet Data:

	December 31,
	2007	2006	2005	2004	2003
Working capital (deficit)	$(5,751)	$12,810	$5,916	$(497)	$4,159
Total assets	126,031	106,662	98,525	100,455	110,215
Current and long-term debt	18,836	8,329	13,375	18,956	29,088
Total liabilities	66,018	40,924	50,087	56,922	58,488
Preferred Stock of subsidiary	1,285	1,285	1,285	1,285	1,285
Stockholders' equity	58,728	64,453	47,153	42,248	50,442

(1)	Includes recognized stock option expense of $457,000 and $338,000 for 2007 and 2006, respectively pursuant to the adoption of SFAS 123R which became effective January 1, 2006.

(2)
Includes financial data of PFNWR acquired during 2007 and accounted for using the purchase method of accounting in which the results of operations are reported from the date of acquisition, June 13, 2007 (see “Note 5 – Acquisition” in “Notes to Consolidated Financial Statement” for accounting treatment).

(3)
Includes financial data of PFMD and PFP acquired during 2004 and accounted for using the purchase method of accounting in which the results of operations are reported from the date of acquisition, March 23, 2004.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained within this “Management's Discussion and Analysis of Financial Condition and Results of Operations” may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the “Private Securities Litigation Reform Act of 1995”). See “Special Note regarding Forward-Looking Statements” contained in this report.

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

Overview
2007 has been a year of many changes for us starting with the decision of the Company to divest our Industrial Segment and the acquisition of Nuvotec USA, Inc. and its subsidiary, which we now call Perma-Fix Northwest Richland, Inc. (“PFNWR”), on June 13, 2007. Excluding the results of our discontinued operations, we reported revenue of $54,102,000 and income from continuing operations applicable to Common Stock of $517,000 for the year ended December 31, 2007.  Excluding the revenue of our newly acquired PFNWR facility of $8,439,000, our Nuclear Segment revenue decreased $6,158,000 or 12.5% from 2006. The primary driver of this decrease was reduction in waste receipts from the federal government and brokers. The acquisition of our PFNWR facility positions the Nuclear Segment’s future revenue stream well as the facility is located adjacent to the Hanford site, which represents one of the most expansive of DOE’s nuclear weapons’ facilities to remediate. Our Engineering Segment had revenues of $2,398,000, a decrease of $960,000 from 2006, representing a 28.6% decrease from the previous year. The decrease was due to lower billable hours as more resources were internalized to support the acquisition of the PFNWR facility and the divestiture of the Industrial Segment. The backlog of stored waste within the Nuclear Segment was reduced to $9,964,000, which excludes $4,683,000 in backlog from our PFNWR facility at December 31, 2007, down from $12,492,000 in 2006, reflecting our emphasis on improved processing and disposal.

In 2007, our balance sheet was heavily impacted by the acquisition of the PFNWR facility, as well as the reclassification of approximately $11,403,000 of debt owed to certain of our lenders from long term to current. Working capital at December 31, 2007 is a negative $17,154,000 as compared to positive $12,810,000 at December 31, 2006. As of December 31, 2007, our fixed charge coverage ratio contained in our PNC loan agreement fell below the minimum requirement. Although we have obtained a waiver from our lender for this non-compliance as of December 31, 2007, we do not expect to be in compliance with this fixed charge coverage ratio as of the end of the first and second quarters of 2008 and, as a result, we were required under generally accepted accounting principles to reclassify the long term portion of this debt to current due to this likelihood of future default. Furthermore, we have a cross default provision on our 8.625% promissory note with a separate bank and have reclassified the long term portion of that debt to current as well. These reclassifications negatively impacted our working capital. If we are unable to meet the fixed charge coverage ratio in the future, we believe that our lender will waive this non-compliance or will revise this covenant so that we are in compliance; however, there is no assurance that we will be able to secure a waiver or revision from our lender. If we fail to meet our fixed charge coverage ratio in the future and our lender does not waive the non-compliance or revise this covenant so that we are in compliance, our lenders could accelerate the repayment of borrowings under our credit facility. In the event that our lender accelerates the payment of our borrowings, we may not have sufficient liquidity to repay our debt under our credit facilities and other indebtedness. Our working capital was also negatively impacted by the pending sale of certain facilities within our Industrial Segment and certain debt obligations, in addition to the $11,403,000 mentioned above, which will become due in 2008 and were reclassify from long term to current. We anticipate restructuring certain debt in 2008 to improve our working capital position. Our working capital continues to be impacted by certain liabilities associated with our discontinued operations.

Due to our inability to demonstrate that we will comply with the fixed charge coverage ratio in our loan agreement as of the end of the first and second quarters of 2008, resulting in the long-term portion of our indebtedness to certain of our lenders of approximately $11,403,000 being reclassified to current, our working capital deficit of approximately $17,154,000 and certain of our lenders’ ability to accelerate our indebtedness under our credit facilities, there is substantial doubt as to our ability to continue as a going concern. Consequently, our independent registered public accounting firm has included an explanatory paragraph addressing this uncertainty. Although we believe our lender will waive our failure or potential failure to meet this financial covenant or revise the covenant so that we are in compliance, as of the date of this report our lender has not issued this waiver or revision. There are no assurances that our lender will waive or revise this covenant.

Results of Operations
The reporting of financial results and pertinent discussions are tailored to two reportable segments: Nuclear Waste Management Services (“Nuclear”) and Consulting Engineering Services (“Engineering”).

Below are the results of continuing operations for our years ended December 31, 2007, 2006, and 2005 (amounts in thousands):

(Consolidated)	2007	%	2006	%	2005	%
Net Revenues	$54,102	100.0	$52,781	100.0	$50,098	100.0
Cost of goods sold	36,837	68.1	31,054	58.8	31,328	62.5
Gross Profit	17,265	31.9	21,727	41.2	18,770	37.5

Selling, general and administrative	15,406	28.5	14,320	27.1	12,136	24.3
Loss on disposal of property and equipment	71.1		48	¾	6	¾
Income from operations	1,788	3.3	7,359	14.1	6,628	13.2
Interest income	312.6		280.5		126.2
Interest expense	(1,302)	(2.4)	(1,241)	(2.4)	(1,502)	(3.0)
Interest expense – financing fees	(196)	(.4)	(192)	(.4)	(318)	(.6)
Other	(85)	(.1)	(55)	(.1)	(1)	¾
Income from continuing operations before taxes	517	1.0	6,151	11.7	4,933	9.8
Income tax expense	¾	¾	507	1.0	432.9
Income from continuing operations	517	1.0	5,644	10.7	4,501	8.9
Preferred Stock dividends	¾	¾	¾	¾	(156)	(.3)

Summary - Years Ended December 31, 2007 and 2006

Net Revenue
Consolidated revenues from continuing operations increased $1,321,000 for the year ended December 31, 2007, compared to the year ended December 31, 2006, as follows:

(In thousands)	2007		% Revenue	2006	% Revenue	Change	% Change
Nuclear
Bechtel Jacobs	$1,812		3.3	$6,705	12.7	$(4,893)	(73.0)
LATA/Parallax	8,784		16.2	10,341	19.6	(1,557)	(15.1)
Fluor Hanford	3,885	(1)	7.2	1,229	2.3	2,656	216.1
Government waste	9,951		18.5	14,951	28.3	(5,000)	(33.4)
Hazardous/non-hazardous	5,068		9.4	3,343	6.3	1,725	51.6
Other nuclear waste	13,765		25.4	12,854	24.4	911	7.1
Recent acquisition 6/07 (PFNWR)	8,439	(1)	15.6	¾	¾	8,439	100.0
Total	51,704		95.6	49,423	93.6	2,281	4.6

Engineering	2,398		4.4	3,358	6.4	(960)	(28.6)

Total	$54,102		100.0	$52,781	100.0	$1,321	2.5

(1) Revenue of $8,439,000 from PFNWR for 2007 includes approximately $5,568,000 relating to wastes generated by the federal government, either directly or indirectly as a subcontractor to the federal government. Of the $5,568,000 in revenue, approximately $3,100,000 was from Fluor Hanford, a contractor to the federal government. Revenue in 2007 from Fluor Hanford totaled approximately $6,985,000 or 12.9 % of total consolidated revenue.

The Nuclear Segment experienced a $2,281,000 increase in revenue for the year ended December 31, 2007 over the same period in 2006. Total revenue within the Nuclear Segment included $8,439,000 of revenue from our PFNWR facility, which was acquired on June 13, 2007. Excluding the revenue of our PFNWR facility, revenue from our Nuclear Segment decreased approximately $6,158,000 or 12.5% as compared to the same period of 2006. Revenue from government generators (which includes Bechtel Jacobs, LATA/Parallax and Fluor Hanford) decreased $8,794,000 (excluding government revenue of $5,568,000 from our PFNWR facility) or 26.5% due to overall lower government receipts. Due to varying waste constituencies, waste received and its related pricing can vary. 2007 saw a decline in average pricing of 21.6% while volume increased 7.9%. Although our receipts were down, the increase in volume was the result of the Company’s continued effort to process and dispose more of its backlog. The backlog of stored waste within the Nuclear Segment was reduced to $9,964,000, excluding the backlog of our PFNWR facility of $4,683,000 at December 31, 2007, down from $12,492,000 in 2006, which reflects increases in processing and disposal for the year. Waste backlog will continue to fluctuate in 2008 depending on the complexity of waste streams and the timing of receipts and processing of materials. The high levels of backlog material continue to position the segment well for increases in future processing revenue prospective. The Bechtel Jacobs contract in Oak Ridge is continuing at reduced waste volumes due to the large legacy waste clean-up project completion in 2005. 2006 revenues of our Nuclear Segment include approximately $1.1 million recognized from Bechel Jacobs as a result of a settlement of a lawsuit in connection with a dispute over surcharges from waste treated in 2003. The decrease for LATA/Parallax is due to significant progress made by LATA/Parallax in completing legacy waste removal actions as part of their clean-up project at Portsmouth for the Department of Energy. Fluor Hanford revenue increased approximately $2,656,000 (excluding approximately $3,100,000 from PFNWR) or 216.1% due mainly to increased receipts at our DSSI facility. Hazardous and non-hazardous revenue increased approximately $1,725,000 or 51.6% as compared to the same period of 2006 due to a combination of increased volume of 19.6% and price increases of 26.7% in per drum equivalent of waste processed. Revenue from the Engineering Segment decreased $960,000 or 28.6% due to less billable hours and related reimbursable costs in part to a large event project in 2006 which did not repeat in 2007 and more hours spent supporting the divestiture of the Industrial Segment facilities that are for sale.

Cost of Goods Sold
Cost of goods sold increased $5,783,000 for the year ended December 31, 2007, as compared to the year ended December 31, 2006, as follows:

(In thousands)	2007	% Revenue	2006	% Revenue	Change
Nuclear	$30,261	69.9	$28,493	57.7	$1,768
Engineering	1,638	68.3	2,561	76.3	(923)
Acquisition (PFNWR)	4,938	58.5	—	—	4,938
Total	$36,837	68.1	$31,054	58.8	$5,783

Excluding the cost of goods sold of approximately $4,938,000 for the PFNWR facility, the Nuclear Segment’s cost of goods sold for the year ending December 31, 2007 were up approximately $1,768,000. Processing and disposal costs increased due to increased volume as well as different mix of waste. In addition, costs related to the new “SouthBay” area at M&EC increased due to labor and analytical expenses. In 2007, M&EC completed its facility expansion (“SouthBay”) to treat DOE special process wastes from the DOE Portsmouth Gaseous Diffusion Plant located in Piketon, Ohio under the subcontract awarded by LATA/Parallax Portsmouth LLC to our Nuclear Segment in 2006. The Engineering Segment costs fell due to lower reimbursable expenses related to a large event project in 2006. Included within cost of goods sold is depreciation and amortization expense of $3,750,000 and $2,919,000 for the year ended December 31, 2007 and 2006, respectively, reflecting an increase of $831,000 over 2006 resulting primarily from the completion of the “SouthBay” area and the acquisition of PFNWR.

Gross Profit
Gross profit for the year ended December 31, 2007, decreased $4,462,000 over 2006, as follows:

(In thousands)	2007	% Revenue	2006	% Revenue	Change
Nuclear	$13,004	30.1	$20,930	42.3	$(7,926)
Engineering	760	31.7	797	23.7	(37)
Acquisition (PFNWR)	3,501	41.5	—	—	3,501
Total	$17,265	31.9	$21,727	41.2	$(4,462)

The Nuclear Segment gross profit, excluding approximately $3,501,000 from PFNWR facility, saw a decrease of 13% from 2006 primarily due to lower volume of waste received. In addition, revenue mix shifted to processing and disposal of higher volumes of lower price waste resulting in higher costs of sales. In addition, surcharges were significantly lower in 2007 which impacted gross profit and gross margin. The Bechtel Jacobs surcharge of $1.1 million in 2006 had no associated costs which increased prior year’s gross profit. The Engineering Segment gross profit decreased though its gross profit percentage increased. The sizable portion of the large event project in 2006 included low margin pass through expenses, resulting in higher gross profit and lower margins in 2006.

Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses increased $1,086,000 for the year ended December 31, 2007, as compared to the corresponding period for 2006, as follows:

(In thousands)	2007	% Revenue	2006	% Revenue	Change
Administrative	$5,457	¾	$5,627	¾	$(170)
Nuclear	7,754	17.9	8,147	16.5	(393)
Engineering	517	21.6	546	16.3	(29)
Acquisition (PFNWR)	1,678	19.9	¾	¾	1,678
Total	$15,406	28.5	$14,320	27.1	$1,086

Excluding the SG&A of our PFNWR facility, our 2007 SG&A expenses decreased throughout the Company over 2006. The decrease in administrative SG&A was the result of lower payroll related expense totaling approximately $688,000 related to a reduction in general labor and bonus expenses. This decrease was offset by higher public company expense totaling approximately $250,000 due to an increase in director fees for our Board of Director services and payment of a one time fee to a member of our Board of Directors as compensation for his service in negotiating the agreement in principal to resolve a certain legal matter with the EPA against our PFD facility. In addition, we had higher outside service fees of approximately $268,000 related to consulting and the adoption of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB No.109” (FIN 48) and other tax related issues. The Nuclear Segment’s SG&A decrease is due to lower payroll related expenses as commissions were down consistent with reduced revenues and severance expense was down from 2006. The Engineering Segment decrease was the result of a decrease in payroll related expenses as commissions and headcount were down but were offset by an increase in bad debt expense. Included in SG&A expenses is depreciation and amortization expense of $117,000 and $127,000 for the years ended December 31, 2007 and 2006, respectively.

Loss (Gain) on Disposal of Property and Equipment
The loss on fixed asset disposal for the year ended December 31, 2007, was $71,000, as compared to a loss of $48,000 for the same period in 2006. The loss for 2007 was attributed mainly to the disposal of idle equipment at our M&EC and DSSI facilities and the loss for 2006 was attributed mainly to the disposal of idle equipment at our DSSI facility.

Interest Income
Interest income increased $32,000 for the year ended December 31, 2007, as compared to 2006.  The increase is attributable to interest on the finite risk sinking fund which was increased by $1,000,000 in February of 2007, as well as an additional increase of $258,000 for our PFNWR facility closure policy. In addition, the increase in 2007 is also attributed to interest earned from additional cash in the Company’s sweep account during the first six months of 2007.

Interest Expense
Interest expense increased $61,000 for the year ended December 31, 2007, as compared to the corresponding period of 2006.

(In thousands)	2007	2006	Change	%
PNC interest	$702	$728	$(26)	(3.6)
Other	600	513	87	17.0
Total	$1,302	$1,241	$61	4.9

The increase in 2007 is due primarily to increased external debt related to the Nuvotec acquisition of approximately $272,000. In addition, revolver debt at PNC increased due to increased borrowings made necessary for the acquisition, resulting in approximately $59,000 in additional interest expense. Offsetting these increases were reduced interest expense of approximately $85,000 on term note, capitalized interest of approximately $144,000 related to the “SouthBay” construction completed in 2007, and reduced interest expense from diminishing principal on other equipment related loans.

Interest Expense - Financing Fees
Interest expense-financing fees remained constant for the year ended December 31, 2007, as compared to the corresponding period of 2006.

Income Tax
We have provided a valuation allowance on substantially all of our deferred tax assets. We will continue to monitor the realizability of these net deferred tax assets and will reverse some or all of the valuation allowance as appropriate. In making this determination, we consider a number of factors including whether there is a historical pattern of consistent and significant profitability in combination with our assessment of forecasted profitability in the future periods. Such patterns and forecasts allow us to determine whether our most significant deferred tax assets such as net operating losses will be realizable in future years, in whole or in part. These deferred tax assets in particular will require us to generate taxable income in the applicable jurisdictions in future years in order to recognize their economic benefits. We do not believe that we have sufficient evidence to conclude that some or all of the valuation allowance on deferred tax assets should be reversed. However, facts and circumstances could change in future years and at such point we may reverse the allowance as appropriate. For the years ended December 31, 2007 and 2006, we had $0 and approximately $83,000, respectively, in federal income tax expense, as a result of a 100% valuation allowance against the deferred tax asset and our alternative minimum tax liability at December 31, 2007, and $0 and $424,000, respectively, in state income taxes primarily for our subsidiary, M&EC, in Oak Ridge, Tennessee.  See “Note 12” to “Notes to Consolidated Financial Statements” for a reconciliation between taxes at the statutory rate and the provision for income taxes as reported.

Summary - Years Ended December 31, 2006 and 2005

Net Revenue
Consolidated revenues from continuing operations increased for the year ended December 31, 2006, compared to the year ended December 31, 2005, as follows:

(In thousands)	2006	% Revenue	2005	% Revenue	Change	% Change
Nuclear
Bechtel Jacobs	$6,705	12.6	$14,940	29.8	$(8,235)	(55.1)
LATA/Parallax	10,341	19.6	¾	¾	10,341	100.0
Fluor Hanford	1,229	2.3	1,732	3.5	(503)	(29.0)
Government waste	14,951	28.3	12,883	25.7	2,068	16.1

Hazardous/non-hazardous	3,343	6.3	4,308	8.6	(965)	(22.4)
Other nuclear waste	12,854	24.4	13,382	26.7	(528)	(3.9)
Total	49,423	93.6	47,245	94.3	2,178	4.6

Engineering	3,358	6.4	2,853	5.7	505	17.7

Total	$52,781	100.0	$50,098	100.0	$2,683	5.4

Nuclear Segment revenue for the year ended December 31, 2006 improved over 2005 by 4.6% of consolidated revenue or $2,178,000. Revenue of our Nuclear Segment under contracts with Bechtel Jacobs is decreasing as projects at Oak Ridge are near completion and as a result of certain other projects with the federal government in which we have been issued subcontracts previously managed by Bechtel Jacobs being assumed by Latax/Parallax. 2006 revenues of our Nuclear Segment include approximately $1.1 million recognized as a result of a settlement of a lawsuit in connection with a dispute over surcharges from waste treated in 2003. While this settlement was finalized in January 2007, it was estimatable and probable as of December 31, 2006. This amount did not exceed contract costs through December 31, 2006 and no contingencies existed in regards to this matter at year-end. Waste received directly from the government increased as government volume normally varies year over year due to funding, volume, and other factors. Hazardous and non hazardous revenue was down reflecting the completion of a special event soil project from existing industrial customers in 2005 which did not repeat in 2006. See “Known Trends and Uncertainties – Significant Customers” later in this Managements' Discussion and Analysis for further discussion on our revenues and contracts with the government and their contractors. The backlog of stored waste at December 31, 2006 was $12,492,000 compared to $16,374,000 at December 31, 2005. Waste receipts were consistent with 2005, but the backlog reflects increases in processing and disposal for the year. The high levels of backlog material continue to position the segment well from future processing revenue prospective. The Engineering Segment experienced an increase in revenue in 2006 as a result of a special event project.

Cost of Goods Sold
Cost of goods sold decreased $274,000 for the year ended December 31, 2006, as compared to the year ended December 31, 2005, as follows:

(In thousands)	2006	% Revenue	2005	% Revenue	Change
Nuclear	$28,493	57.7	$29,144	61.7	$(651)
Engineering	2,561	76.3	2,184	76.6	377
Total	$31,054	58.8	$31,328	62.5	$(274)

The Nuclear Segment’s cost of goods sold for the year ended December 31, 2006 was down slightly from 2005 despite increased revenue. Transportation and disposal costs were down due to increased government revenue, where disposal and transportation costs are often paid for by the customer. In addition, we recognized all costs related to the Bechtel Jacobs surcharge settlement when they were incurred, and therefore we did not have any costs in the current year related to $1,119,000 in revenue in 2006. The Engineering Segment expense increases reflected increased reimbursable expenses related to the large event project in 2006. Included within cost of goods sold is depreciation and amortization expense of $2,919,000 and $2,765,000 for the year ended December 31, 2006 and 2005, respectively, reflecting an increase of $154,000 over 2005.

Gross Profit
Gross profit for the year ended December 31, 2006, increased $2,957,000 over 2005, as follows:

(In thousands)	2006	% Revenue	2005	% Revenue	Change
Nuclear	$20,930	42.3	$18,101	38.3	$2,829
Engineering	797	23.7	669	23.4	$128
Total	$21,727	41.2	$18,770	37.5	$2,957

The gross profit for the Nuclear Segment increased $2,829,000 in 2006 over 2005 as we received more government waste, which typically does not require transportation and disposal expense, and produces higher margins. In addition, the surcharge settlement with Bechtel Jacobs did not have any costs of goods sold, and thus increased the gross margin. The gross profit of the Engineering Segment increased as a result of increased revenue.

Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses increased approximately $2,184,000 for the year ended December 31, 2006, as compared to the corresponding period for 2005, as follows:

(In thousands)	2006	% Revenue	2005	% Revenue	Change
Administrative	$5,627	¾	$4,800	¾	$827
Nuclear	8,147	16.5	6,863	14.5	1,284
Engineering	546	16.3	473	16.6	73
Total	$14,320	27.1	$12,136	24.2	$2,184

We experienced an increase in SG&A expenses throughout the Company over 2005. The increase in corporate administrative overhead was primarily payroll related. We incurred corporate expenses that were higher than 2005 for management incentives, costs related to expensing of stock options under SFAS 123R (see “Note 3 – Share Based Compensation” of Consolidated Financial Statements), costs related to the relocation of the corporate office and internal costs related to the due diligence of a potential acquisition. The Nuclear Segment increased its SG&A expenses to expand its management staff to more effectively bid on new contracts, manage its facilities and increase its efforts towards compliance with corporate policies and regulatory agencies. The increase in SG&A costs in our Engineering Segment were payroll related. Included in SG&A expenses is depreciation and amortization expense of $127,000 and $135,000 for the years ended December 31, 2006 and 2005, respectively.

Loss (Gain) on Disposal of Property and Equipment
The loss on fixed asset disposal/impairment for the year ended December 31, 2006, was $48,000, as compared to a loss of $6,000 for the same period in 2005.  The losses for 2006 and 2005 were attributed mainly to the disposal of idle equipment at our Nuclear facility, specifically our DSSI facility.

Interest Income
Interest income increased $154,000 for the year ended December 31, 2006, as compared to the 2005.  The increase was due to proceeds from warrants and options exercised and employee stock purchase plan proceeds which totaled $12,079,000. Also, an additional funding of our finite risk insurance policy resulted in additional interest earned for the year. See later in this Management's Discussion and Analysis – “Liquidity and Capital Resources” for further discussion on the finite risk insurance policy.

Interest Expense
Interest expense decreased $261,000 for the year ended December 31, 2006, as compared to the corresponding period of 2005.

(In thousands)	2006	2005	Change	%
PNC interest	$728	$834	$(106)	(12.7)
Other	513	668	(155)	(23.2)
Total	$1,241	$1,502	$(261)	(17.4)

The decrease in 2006 is principally a result of the overall improvement in our debt position accelerated by the exercise of warrants and options for purchase of 7,106,790 shares of our Common Stock, as well as proceeds from our employee stock purchase plan, which added $12,709,000 in cash. Reduced borrowing on the revolver, along with diminishing principal on other equipment related loans continues to reduce our interest expense.

Interest Expense - Financing Fees
Interest expense-financing fees decreased $126,000 for the year ended December 31, 2006, as compared to the corresponding period of 2005. Expenses in 2006 reflect the amortization of our prepaid financing fee for our term loan which expires in May of 2008. Expense for 2005 includes a fee paid to PNC for the increase in the term note by approximately $4,400,000 (See “Financing Activities” in this Management Discussion & Analysis). The remaining financing fees are principally associated with the PNC revolving credit and term loan and are amortized to expense over the term of the loan agreements.  As of December 31, 2006, the unamortized balance of prepaid financing fees is $267,000.  These prepaid financing fees will be amortized through May 2008 at a rate of $16,000 per month which approximates the rate using the effective interest method.

Income Tax
For the years ended December 31, 2006 and 2005, we had approximately $83,000 and $50,000, respectively, in federal income tax expense, as a result of a 100% valuation allowance against the deferred tax asset resulting from our alternative minimum tax liability at December 31, 2006, and $424,000 and $382,000, respectively, in state income taxes primarily for our subsidiary, M&EC, in Oak Ridge, Tennessee. See “Note 12” to “Notes to Consolidated Financial Statements” for a reconciliation between taxes at the statutory rate and the provision for income taxes as reported.

Discontinued Operations
Our Industrial Segment has sustained losses in each year since 2000. The facilities in our Industrial Segment provide on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial waste, and wastewater. Certain of our facilities within the Industrial Segment provide waste management services to governmental agencies. On May 18, 2007, our Board of Directors authorized management to divest all or a part of our Industrial Segment. The decision to consider the possible sale of all, or a part of, our Industrial Segment is based on our belief that our Nuclear Segment represents a sustainable long-term growth driver of our business. During 2007, we have entered into several letters of intent to sell various portions of our Industrial Segment. All of the letters of intent have expired or terminated without being completed, except for the following: we completed, on January 8, 2008, the sale of substantially all of the assets of Perma-Fix Maryland, Inc. (“PFMD”) for $3,825,000 in cash, subject to a working capital adjustment during 2008, and assumption by the buyer of certain liabilities of PFMD and during March 2008, we completed the sale of substantially all of the assets of Perma-Fix of Dayton, Inc. (“PFD”) for approximately $2,143,000 in cash, subject to certain working capital adjustments after the closing, plus assumption of certain of PFD’s liabilities and obligations by the buyer, (including, without limitation, certain obligations under the Settlement Agreement entered into by PFD in connection with the settlement of plaintiff’s claims under the Fisher Lawsuit, as discussed and defined below, and approximately $562,000 in PFD’s obligations for and relating to supplemental environmental projects that PFD is obligated to perform under the Consent Decree entered into with the federal government in settlement of the Government’s Lawsuit as discussed and defined below) in connection with the Fisher Lawsuit. We are negotiating the sale of Perma-Fix South Georgia, Inc. (“PFSG”). We anticipate that the sale of PFSG will be completed by the end of May 2008. The terms of the sale of PFSG are subject to being finalized. We are attempting to sell the other companies and/or operations within our Industrial Segment, but as of the date of this report, we have not entered into any agreements regarding these other companies or operations within our Industrial Segment.

At May 25, 2007, the Industrial Segment met the held for sale criteria under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and therefore, certain assets and liabilities of the Industrial Segment reclassified as discontinued operations in the Consolidated Balance Sheets, and we have ceased depreciation of the Industrial Segment’s long-lived assets classified as held for sale. The results of operations and cash flows of the Industrial Segment have been reported in the Consolidated Financial Statements as discontinued operations for all periods presented.

We believe that the divestiture of certain facilities within our Industrial Segment has not occurred within the anticipated time period due to the current state of our economy which has impacted potential buyers’ ability to obtain financing. In addition, the original letter of intent entered between us and a potential buyer included the majority of the companies within our Industrial Segment. This sale did not materialize, leading us to pursue the potential sale of each company individually. Although this process has taken more time than anticipated for numerous reasons, we continue to market the facilities within our Industrial Segment for eventual sale.

Our Industrial Segment generated revenues of $30,407,000, $35,148,000, and $41,489,000 for the years ended December 31, 2007, 2006, and 2005, respectively, and had net loss, net of taxes, of $9,727,000, $933,000 and $762,000 for the same periods, respectively. Our net loss, net of taxes, for 2007 was impacted by a number of items listed below. The decline in revenues since 2005 is due to termination of certain government and commercial contracts.

A subsidiary within our Industrial Segment, PFD, was defending a lawsuit styled Barbara Fisher v. Perma-Fix of Dayton, Inc., in the United States District Court, Southern District of Ohio (the “Fisher Lawsuit”). This citizen’s suit was brought under the Clean Air Act alleging, among other things, violations by PFD of state and federal clean air statutes connected with the operation of PFD’s facility located in Dayton, Ohio. As further previously disclosed, the U.S. Department of Justice, on behalf of the Environmental Protection Agency, intervened in the Fisher Lawsuit alleging, among other things, substantially similar violations alleged in the Fisher Lawsuit (the “Government’s Lawsuit”).

During December, 2007, PFD and the federal government entered into a Consent Decree formalizing settlement of the government’s portion of the above described lawsuit, which Consent Decree was approved by the federal court during the first quarter of 2008. Pursuant to the Consent Decree, the settlement with the federal government resolved the government’s claims against PFD and requires PFD to:

·	pay a civil penalty of $360,000;

·	complete three supplemental environmental projects costing not less than $562,000 to achieve air emission controls that go above and beyond those required by any current environmental regulations.

·	implement a variety of state and federal air permit pollution control measures; and

·	take a variety of voluntary steps to reduce the potential for emissions of air pollutants.

During December 2007, PFD and Plaintiff, Fisher, entered into a Settlement Agreement formalizing settlement of the Plaintiff’s claims in the above lawsuit. The settlement with Plaintiff Fisher resolved the Plaintiff’s claims against PFD and, subject to certain conditions set forth in the Settlement Agreement, requires PFD to pay a total of $1,325,000. Our insurer has agreed to contribute $662,500 toward the settlement cost of the citizen’s suit portion of the litigation, which we received on March 13, 2008. Based on discussion with our insurer, our insurer will not pay any portion of the settlement with the federal government in the Government Lawsuit.

As of December 31, 2007, we have recorded a total of $1,625,000 of charges in our discontinued operations for settlement by PFD of the Fisher Lawsuit and the Government Lawsuit.

In connection with PFD’s sale of substantially all of its assets during March, 2008, as discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the buyer has agreed to assume certain of PFD’s obligations under the Consent Decree and Settlement Agreement, including, without limitation, PFD’s obligation to implement supplemental environmental projects costing not less than $562,000, implement a variety of state and federal air permit control measures and reduce the potential for emissions of air pollutants.

As previously reported, on April 12, 2007 our insurer agreed to reimburse PFD for reasonable defense costs of litigation incurred prior to our insurer’s assumption of the defense, but this agreement to defend and indemnify PFD was subject to the our insurer’s reservation of its rights to deny indemnity pursuant to various policy provisions and exclusions, including, without limitation, payment of any civil penalties and fines, as well as our insurer’s right to recoup any defense cost it has advanced if our insurer later determines that its policy provides no coverage. When, our insurer withdrew its prior coverage denial and agreed to defend and indemnify PFD in the above described lawsuits, subject to certain reservation of rights, we had incurred more than $2.5 million in costs in vigorously defending against the Fisher and the Government Lawsuits. To date, our insurer has reimbursed PFD approximately $2.5 million for legal defense fees and disbursements, which we recorded as a recovery within our discontinued operations in the second quarter of 2007. Partial reimbursement from our insurer of $750,000 was received on July 11, 2007. A second reimbursement of approximately $1.75 million was received on August 17, 2007. Our insurer has advised us that they will reimburse us for approximately another $82,000 in legal fees and disbursements, which we recorded as a recovery within our discontinued operations in the 4th quarter 2007. This reimbursement is subject to our insurer’s reservation of rights as noted above. On February 12, 2008, we received reimbursement of approximately $24,000 from our insurer. We anticipate receiving the remaining reimbursement by the end of the second quarter of 2008.

As conditions warranted, we performed an updated internal analysis on the tangible and intangible assets to test for impairment in the Industrial Segment as required by Statement of Financial Accounting Standard (SFAS) 144, “Accounting for the Impairment or disposal of Long-Lived Assets” and SFAS 142, “Goodwill and Other Intangible Assets”. Our analysis, as required by SFAS 144, included the comparison of the offered sale price less cost to sell to the carrying value of the investment under each LOI separately. Based on our analysis, we concluded that the carrying value of the tangible assets for Perma-Fix Dayton, Inc., Perma-Fix of Treatment Services, Inc., Perma-Fix of Orlando, Inc., and Perma-Fix of South Georgia, Inc. facilities exceeded its fair value, less cost to sell. Consequently, in 2007, we recorded $2,727,000, $1,804,000, $507,000 and $1,329,000, respectively, in tangible asset impairment loss for each of the facilities, which are included in “Loss from discontinued operations, net of taxes” on our Consolidated Statements of Operations for the year ended December 31, 2007. We also performed financial valuations on the intangible assets of the Industrial Segment as a whole to test for impairment as required by SFAS 142. We concluded that no other tangible and intangible impairments existed as of December 31, 2007.

Assets related to discontinued operations total $14,341,000 and $22,750,000 as of December 31, 2007, and 2006, respectively, and liabilities related to discontinued operations total $11,949,000 and $10,632,000 as of December 31, 2007 and 2006, respectively (see “Note 6 – Discontinued Operations” in “Notes to Consolidated Financial Statements” for assets and liabilities of discontinued operations held for sale).

Non Operational Facilities
The Industrial Segment includes two previously shut-down facilities which were and continue to be presented as discontinued operations in prior years. These facilities include Perma-Fix of Pittsburgh, Inc. (“PFP”) and Perma-Fix of Michigan, Inc (“PFMI”). Our decision to discontinue operations at PFP was due to our reevaluation of the facility and our inability to achieve profitability at the facility. During February 2006, we completed the remediation of the leased property and the equipment at PFP, and released the property back to the owner. Our decision to discontinue operations at PFMI was principally a result of two fires that significantly disrupted operations at the facility in 2003, and the facility’s continued drain on the financial resources of our Industrial Segment. As a result of the discontinued operations at the PFMI facility, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006. In September 2006, PFMI signed a Corrective Action Consent Order with the State of Michigan, requiring performance of studies and development and execution of plans related to the potential clean-up of soils in portions of the property. The level and cost of the clean-up and remediation are determined by state mandated requirements. Upon discontinuation of operations in 2004, we engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we estimated the cost of this environmental closure and remediation liability to be $2,464,000. During 2006, based on state-mandated criteria, we re-evaluated our required activities to close and remediate the facility, and during the quarter ended June 30, 2006, we began implementing the modified methodology to remediate the facility. As a result of the reevaluation and the change in methodology, we reduced the accrual by $1,182,000. We have spent approximately $710,000 for closure costs since September 30, 2004, of which $81,000 has been spent during 2007 and $74,000 was spent in 2006. In the 4th quarter of 2007, we reduced our reserve by $9,000 as a result of our reassessment of the cost of remediation. We have $563,000 accrued for the closure, as of December 31, 2007, and we anticipate spending $401,000 in 2008 with the remainder over the next five years. Based on the current status of the Corrective Action, we believe that the remaining reserve is adequate to cover the liability.

As of December 31, 2007, PFMI has a pension payable of $1,287,000. The pension plan withdrawal liability, is a result of the termination of the union employees of PFMI. The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period. This obligation is recorded as a long-term liability, with a current portion of $158,000 that we expect to pay over the next year.

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

At December 31, 2007, we had cash of $102,000. The following table reflects the cash flow activities during 2007.

(In thousands)	2007
Cash provided by continuing operations	$5,927
Cash provided by discontinued operations	771
Cash used in investing activities of continuing operations	(7,218)
Cash used in investing activities of discontinued operations	(359)
Cash used in financing activities of continuing operations	(1,181)
Principal repayment of long-term debt for discontinued operations	(366)
Decrease in cash	$(2,426)

We are in a net borrowing position and therefore attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes remittance lock boxes and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility or the Money Market account, if applicable. The cash balance at December 31, 2007, primarily represents minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities
Accounts Receivable, net of allowances for doubtful accounts, totaled $13,536,000, an increase of $4,048,000 over the December 31, 2006, balance of $9,488,000. Our newly acquired PFNWR facility accounted for $1,373,000 of the increase. Excluding the increase of PFNWR facility, the increase of approximately $2,886,000 in account receivables in our Nuclear Segment relates to an increase in billing of unbilled receivables of approximately $1,200,000 and a large shipment received late in the year resulting in invoicing totaling approximately $1,500,000. The Engineering Segment decreased by $211,000 which relates to lower revenue in 2007.

Unbilled receivables are generated by differences between invoicing timing and the percentage of completion methodology used for revenue recognition purposes. As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue. We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as, the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables. The timing differences occur for several reasons. Partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal. The difference also occurs due to our end disposal sites requirement of pre-approval prior to our shipping waste for disposal and our contract terms with the customer that we dispose of the waste prior to invoicing. These delays usually take several months to complete. As of December 31, 2007, unbilled receivables totaled $14,093,000, a decrease of $820,000 from the December 31, 2006, balance of $14,913,000. Perma-Fix Northwest Richland, Inc. facility accounted for $1,712,000 of the unbilled as of December 31, 2007. Excluding the unbilled receivables of our Perma-Fix Northwest Richland, Inc. facility, the reduction of $2,532,000 of the unbilled receivable was the result of continued efforts to reduce this balance. The delays in processing invoices, as mentioned above, usually take several months to complete but are normally considered collectible within twelve months. However, as we now have historical data to review the timing of these delays, we realize that certain issues, including but not limited to delays at our third party disposal site, can exacerbate collection of some of these receivables greater than twelve months. Therefore, we have segregated the unbilled receivables between current and long term. The current portion of the unbilled receivables as of December 31, 2007 is $10,321,000, a decrease of $1,992,000 from the balance of $12,313,000 as of December 31, 2006. The long term portion as of December 31, 2007 is $3,772,000, an increase of $1,172,000 from the balance of $2,600,000 as of December 31, 2006.

As of December 31, 2007, total consolidated accounts payable was $5,010,000, an increase of $2,555,000 from the December 31, 2006, balance of $2,455,000. Perma-Fix Northwest Richland, Inc. accounted for $1,110,000 of this increase. The remaining increase of $1,445,000 is the result of our continued efforts to manage payment terms with our vendors to maximize our cash position throughout all segments. Accounts payable can increase in conjunction with decreases in accrued expenses depending on the timing of vendor invoices. We continue to manage payment terms with our vendors to maximize our cash position throughout all segments.

Accrued Expenses as of December 31, 2007, totaled $9,207,000, an increase of $4,457,000 over the December 31, 2006, balance of $4,750,000. Accrued expenses are made up of accrued compensation, interest payable, insurance payable, certain tax accruals, and other miscellaneous accruals. Perma-Fix Northwest Richland, Inc. accounted for $362,000 of this balance. The remainder of the increase is primarily due to reclass of interests payable of approximately $2,568,000 from long term to current for two notes due to the IRS payable by December 31, 2008, resulting from the acquisition of M&EC in 2001 (see “Financing Activities in this Management’s Discussion and Analysis of Financial Condition and Results of Opeations”). The remaining increase is due primarily to our insurance payable resulting from renewal of the Company’s general insurance policies.

Disposal/transportation accrual as of December 31, 2007, totaled $6,677,000, an increase of $3,309,000 over the December 31, 2006 balance of $3,368,000. Perma-Fix Northwest Richland, Inc. accounted for $4,118,000 of the accrual. Excluding the accrual of Perma-Fix Northwest Richland, Inc., the decrease of $809,000 was attributable to the Company’s continued efforts to dispose of waste at the lowest possible cost. Disposal accrual can vary based on revenue mix as government waste generally is disposed of by the generator and is not an expense to us. In 2007, we established a new disposal outlet at the Nevada Test Site which eliminated our disposal expense for certain waste streams.

Our working capital position at December 31, 2007 was a negative $17,154,000, which includes the working capital of our discontinued operations, as compared to our positive working capital position of $12,810,000 at December 31, 2006. Our working capital in 2007 was negatively impacted by the reclassification of approximately $11,403,000 of debt owed to certain of our lenders from long term to current. As of December 31, 2007, the fixed charge coverage ratio contained in our PNC loan agreement fell below the minimum requirement. We obtained a waiver from our lender for this non-compliance as of December 31, 2007. At this time however, we do not expect to be in compliance with the fixed charge coverage ratio as of the end of the first and second quarters of 2008 and, as a result, we were required under generally accepted accounting principles to reclassify the long term portion of this debt to current due to the likelihood of future default. Furthermore, we have a cross default provision on our 8.625% promissory note with a separate bank and have reclassified the long term portion of that debt to current as well. If we are unable to meet the fixed charge coverage ratio in the future, we believe that our lender will waive this non-compliance or will revise this covenant so that we are in compliance; however, there is no assurance that we will be able to secure a waiver or revision from our lender. If we fail to meet our fixed charge coverage ratio in the future and our lender does not waive the non-compliance or revise our covenant so that we are in compliance, our lender could accelerate the repayment of borrowings under our credit facility. In the event that our lender accelerates the payment of our borrowings, we may not have sufficient liquidity to repay our debt under our credit facilities and other indebtedness. In addition to the waiver that we have obtained from our lender for the non-compliance of our fixed charge coverage ratio as of December 31, 2007, our lender has amended our present covenant to exclude certain allowable charges in determining our minimum fixed charge coverage ratio. This amendment may improve our ability to maintain compliance of the fixed charge coverage ratio in the future. Our working capital for the year was also impacted by approximately $8,600,000 expended to acquire PFNWR. The working capital of PFNWR was also impacted by the current portion of a short term loan of $2,000,000 which was set up for the acquisition as a “bridge” until we restructure our credit facility. In addition, a large disposal accrual related to the legacy waste acquired increased our current liabilities by approximately $3,300,000. We are required to dispose of this legacy waste on or before August 31, 2008. Other reductions to our current assets or increases to our current liabilities which impacted our working capital was the annual cash payment to the finite risk sinking fund of $1,000,000, our semi-annual payment to the IRS related to our two notes at our M&EC facility of approximately $1,000,000 and the reclass of interests on the two notes from long term to current of approximately $2,568,000. Our working capital position continues to experience the negative impact of certain liabilities associated with discontinued operations.

Investing Activities
Our purchases of capital equipment for the year ended December 31, 2007 totaled approximately $3,988,000 of which $2,982,000 and $1,006,000 was for our continuing and discontinued operations, respectively. Of the total capital spending, $258,000 and $356,000 was financed for our continuing and discontinued operations, respectively, resulting in total net purchases of $3,374,000 funded out of cash flow. These expenditures were for expansion and improvements to the operations principally within the Nuclear and Industrial Segments. These capital expenditures were funded by the cash provided by operations. We have budgeted capital expenditures of approximately $3,100,000 for fiscal year 2008 for our operating segments to expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements. We expect to fund these capital expenditures through our operations. Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether. We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects. We anticipate funding these capital expenditures by a combination of lease financing and internally generated funds.

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that in the event of closure our permitted facilities will be closed in accordance with the regulations. The policy provides a maximum $35 million of financial assurance coverage of which the coverage amount totals $30,096,000 at December 31, 2007, and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy required an upfront payment of $4.0 million, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account. In February 2007, we paid our fourth of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of December 31, 2007, we have recorded $5,772,000 in our sinking fund on the balance sheet, which includes interest earned of $575,000 on the sinking fund as of December 31, 2007. We recorded $264,000 of interest income during 2007 on the sinking fund for 2007. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, the Insurer will pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our Perma-Fix Northwest Richland, Inc. facility, which was acquired on June 13, 2007. The policy provides an initial $7.8 million of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8.2 million. The policy will renew automatically on an annual basis at the end of the four year term and will not be subject to any renewal fees. The policy requires total payment of $4.4 million, consisting of an annual payment of $1.4 million, and two annual payments of $1.5 million, starting July 31, 2007. In July 2007, we paid the first of our three annual payments of $1.4 million, of which $1.1 million represented premium on the policy and the remaining $258,000 was deposited into a sinking fund account. Each of the two remaining $1.5 million payments will consist of $176,000 in premium with the remaining $1.3 million to be deposited into a sinking fund. As of December 31, 2007, we have recorded $262,000 in our sinking fund on the balance sheet, which includes interest earned of $4,000 on the sinking fund for the year ended December 31, 2007.

On June 13, 2007, the Company completed its acquisition of Nuvotec and its wholly owned subsidiary, Pacific Ecosolutions, Inc (PEcoS), pursuant to the terms of the Merger Agreement, between Perma-Fix, Perma-Fix’s wholly owned subsidiary, Transitory, Nuvotec, and PEcoS, dated April 27, 2007, which was subsequently amended on June 13, 2007. The Company acquired 100% of the voting shares of Nuvotec. The acquisition was structured as a reverse subsidiary merger, with Transitory being merged into Nuvotec, and Nuvotec being the surviving corporation. As a result of the merger, Nuvotec became a wholly owned subsidiary of Perma-Fix Environmental Services Inc. (PESI). Nuvotec’s name was changed to Perma-Fix Northwest, Inc. (“PFNW”). PEcoS, whose name was changed to Perma-Fix Northwest Richland, Inc. (“PFNWR”) on August 2, 2007, is a wholly-owned subsidiary of PFNW. PEcoS is a permitted hazardous, low level radioactive and mixed waste treatment, storage and disposal facility located in the Hanford U.S. Department of Energy site in the eastern part of the state of Washington. The strategic addition of Nuvotec and its wholly owned subsidiary, PEcoS provides the Company with immediate access to treat some of the most complex nuclear waste streams in the nation and should provide significant growth opportunity in the coming years.

Under the terms of the Merger Agreement, the purchase price paid by the Company in connection with the acquisition was $17.3 million, consisting of as follows:

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

(d)	Transaction costs totaling $0.9 million.

In addition to the above, an agreement to a contingency of an earn-out amount not to exceed $4.4 million over a four year period (“Earn-Out Amount”). The earn-out amounts will be earned if certain annual revenue targets are met by the Company’s Nuclear Segment. The first $1.0 million of the earn-out amount, when earned, will be placed in an escrow account to satisfy certain indemnification obligations under the

Merger Agreement of Nuvotec, PEcoS, and the shareholders of Nuvotec to Perma-Fix that are identified by Perma-Fix within the escrow period as provided in the Merger Agreement. The earn-out amount, if and when paid, will increase goodwill. As of December 31, 2007 the Company has not made or accrued any earn-out payments to Nuvotec shareholders because such revenue targets have not been met.

On July 28, 2006, our Board of Directors has authorized a common stock repurchase program to purchase up to $2,000,000 of our Common Stock, through open market and privately negotiated transactions, with the timing, the amount of repurchase transactions and the prices paid under the program as deemed appropriate by management and dependent on market conditions and corporate and regulatory considerations. We plan to fund any repurchases under this program through our internal cash flow and/or borrowing under our line of credit. As of the date of this report, we have not repurchased any of our Common Stock under the program as we continue to evaluate this repurchase program within our internal cash flow and/or borrowings under our line of credit.

Financing Activities
We entered into a Revolving Credit, Term Loan and Security Agreement (“Agreement”) with PNC Bank, National Association, a national banking association (“PNC”) acting as agent (“Agent”) for lenders, and as issuing bank. The Agreement provided for a term loan (“Term Loan”) in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on November 27, 2008. The Agreement also provided for a revolving line of credit (“Revolving Credit”) with a maximum principal amount outstanding at any one time of $18,000,000. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary. As of December 31, 2007, the excess availability under our revolving credit was $5,700,000 based on our eligible receivables.

On March 26, 2008, we entered into an amendment with PNC, which extended the due date of the $25 million credit facility from November 27, 2008 to September 30, 2009. Pursuant to the amendment, we may terminate the agreement upon 60 days’ prior written notice upon payment in full of the obligation. The amendment also waived the Company’s violation of the fixed charge coverage ratio as of December 31, 2007, as discussed below. In addition, the amendment changed our present covenant to exclude certain allowable charges in determining our minimum fixed charge coverage ratio. As a condition to this amendment, we have agreed to pay PNC a fee of $25,000.

Our credit facility with PNC contains financial covenants. A breach of any of these covenants, unless waived by PNC, could result in a default under our credit facility triggering our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. In the past, none of our covenants have been restrictive to our operations; however, in 2007, our fixed charge coverage ratio fell below the minimum requirement pursuant to the covenant. We have obtained a waiver from our lender for this non-compliance as of December 31, 2007. At this time however, we do not expect to be in compliance with the fixed charge coverage ratio as of the end of the first and second quarters of 2008 and as a result, we were required under generally accepted accounting principles to reclassify the long term portion of debt to current. Furthermore, we have a cross default provision on our 8.625% KeyBank National Association promissory note and have reclassified the long term portion of that debt to current as well. If we are unable to meet the fixed charge coverage ratio in the future, we believe that our lender will waive this non-compliance or will revise this covenant so that we are in compliance; however, there is no assurance that we will be able to secure a waiver or revision from our lender. If we fail to meet our fixed charge coverage ratio in the future and our lender does not waive the non-compliance or revise this covenant so that we are in compliance, our lender could accelerate the repayment of borrowings under our credit facility. In the event that our lender accelerates the payment of our borrowing, we may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness. In addition to the waiver that we have obtained from our lender for our non-compliance of our fixed charge coverage ratio as of December 31, 2007, our lender has amended our present covenant to exclude certain allowable charges in determining our minimum fixed charge coverage ratio. This amendment may improve our ability to maintain compliance of the fixed charge coverage ratio in the future.

In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation (“PDC”), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The note is due on December 31, 2008, with principal repayment of $400,000 to be made in June 2008 and the remaining $235,000 to be made by December 31, 2008. Interest is accrued at the applicable law rate (“Applicable Rate”) pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended (10% on December 31, 2007) and payable in one lump sum at the end of the loan period. On December 31, 2007, the outstanding balance was $2,704,000 including accrued interest of approximately $2,069,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

Additionally, M&EC entered into an installment agreement with the Internal Revenue Service (“IRS”) for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The agreement is due on December 31, 2008, with principal repayments of approximately $100,000 to be made in June 2008 and the remaining $53,000 to be made by December 31, 2008. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On December 31, 2007, the rate was 10%. On December 31, 2007, the outstanding balance was $652,000 including accrued interest of approximately $499,000.

In conjunction with our acquisition of Nuvotec (n/k/a Perma-Fix of Northwest, Inc.) and PEcoS (n/k/a Perma-Fix of Northwest Richland, Inc.), (collectively called “PFNWR”) which was completed on June 13, 2007, we entered into a promissory note for a principal amount of $4.0 million to KeyBank National Association, dated June 13, 2007, which represents debt assumed by us as result of the acquisition. The promissory note is payable over a two years period with monthly principal repayment of $160,000 starting July 2007 and $173,000 starting July 2008, along with accrued interest. Interest is accrued at prime rate plus 1.125%. On December 31, 2007, the outstanding principal balance was $3,039,000 and has been classified as current due to this note’s cross default provisions addressed above.

Additionally, in conjunction with our acquisition of PFNWR, we agreed to pay shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2.5 million, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011. Interest is accrued on outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011. As of December 31, 2007, we had accrued interest of approximately $110,000.

During 2007, we issued 234,927 shares of our Common Stock upon exercise of 237,225 employee stock options, at exercise prices from $1.25 to $2.19 per share. An optionee surrendered 2,298 shares of personally held Common Stock of the Company as payment for the exercise of the 4,000 options. We also issued 563,633 shares of our Common Stock upon exercise of 1,281,731 Warrants on a cashless basis by two investors, pursuant to the Note and Warrant Purchase Agreements issued by the Company on July 31, 2001, resulting in surrender of the remaining 718,098 Warrants. Total proceeds received during 2007 related to warrant and option exercises totaled approximately $472,000, which includes $418,000 from employee stock option exercises and $54,000 from repayment of stock subscription resulting from exercise of warrants to purchase 60,000 shares of our Common Stock on a loan by the Company at an arms length basis in 2006.

In summary, the acquisition of PFNWR and the reclassification of debts due to certain of our lenders resulting from the non-compliance of our fixed charge coverage ratio, pursuant to`our loan agreement with PNC have heavily impacted our liquidity. We continue to draw funds from our revolver to make the payments on debt that we assumed as result of the acquisition. Cash (net of collateralized portion held by our credit facility) received from the sale of PFMD and PFD in the first quarter of 2008 was used to reduce our term note, with the remaining cash used to reduce our revolver. Cash to be received subject from the sale of any remaining facilities/operations within our Industrial Segment (net of the collateralized portion held by our credit facility) will be used to reduce our term note, with any remaining cash used to reduce our revolver. We continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions in the Nuclear Segment. As a result of the Company’s uncertainty in its ability to comply with its fixed charge coverage ratio in the first and second quarters of 2008 under our loan agreement, there is substantial doubt as to the Company’s ability to continue as a going concern. Though there can be no assurances, we anticipate that we will be able to address these doubts by revising the covenant thresholds with our lender to ensure that we will stay compliant with our covenants in the future.

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

		Payments due by period
Contractual Obligations	Total	2008	2009- 2011	2012- 2013	After 2013
Long-term debt	$18,016	$15,292	$2,714	$10	$—
Interest on long-term debt (1)	3,195	2,782	413	¾	¾
Interest on variable rate debt (2)	595	422	173	¾	¾
Operating leases	2,245	677	1,418	150	¾
Finite risk policy (3)	10,814	5,278	4,532	1,004	¾
Pension withdrawal liability (4)	1,287	158	574	483	72
Environmental contingencies (5)	1,741	911	608	222	¾
Purchase obligations (6)	—	—	—	—	—
Total contractual obligations	$37,893	$25,520	$10,432	$1,869	$72

(1)
Our IRS Note and PDC Note agreements call for interest to be paid at the end of the term, December 2008. In conjunction with our acquisition of PFNWR, which was completed on June 13, 2007, we agreed to pay shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2.5 million, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011. Interest is accrued on outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.

(2)
We have variable interest rates on our Term Loan and Revolving Credit of 1% and 1/2% over the prime rate of interest, respectively, and as such we have made certain assumptions in estimating future interest payments on this variable interest rate debt. We assume an increase in prime rate of 0.25% in each of the years 2008 through 2009. Pursuant to the terms of our credit facility, proceeds from the sale of our Industrial Segment facilities must be used to pay down our term note first, with the remaining to pay down our revolver. As such, we anticipate a full repayment of our Term Loan by June 2008. In addition, we anticipate a full repayment of our Revolver by September 30, 2009. As result of the acquisition of our new Perma-Fix Northwest facility on June 13, 2007, we have entered into a promissory note for a principal amount $4.0 million to KeyBank National Association which has variable interest rate of 1.125% over the prime rate, and as such, we also have assumed an increase in prime rate of 0.25% through July 2009, when the note is due.

(3)
Our finite risk insurance policy provides financial assurance guarantees to the states in the event of unforeseen closure of our permitted facilities. See Liquidity and Capital Resources – Investing activities earlier in this Management’s Discussion and Analysis for further discussion on our finite risk policy.

(4)
The pension withdrawal liability is the estimated liability to us upon termination of our union employees at our discontinued operation, PFMI. See Discontinued Operations earlier in this section for discussion on our discontinued operation.

(5)
The environmental contingencies and related assumptions are discussed further in the Environmental Contingencies section of this Management’s Discussion and Analysis, and are based on estimated cash flow spending for these liabilities. The environmental contingencies noted are for Perma-Fix of Michigan, Inc., Perma-Fix of Memphis, Inc., and Perma-Fix of Dayton, Inc., which are the financial obligations of the Company. The environmental liability of PFD was retained by the Company upon the sale of PFD in March 2008.

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

Allowance for Doubtful Accounts. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that are uncollectible. We regularly review all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balances that are uncollectible. Specific accounts that are deemed to be uncollectible are reserved at 100% of their outstanding balance. The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for balances 91-120 days and 40% for balances over 120 days aged), based on a historical valuation, that allows us to calculate the total reserve required. This allowance was approximately 0.3% of revenue for 2007 and 1.0%, of accounts receivable as of December 31, 2007. Additionally, this allowance was approximately 0.3% of revenue for 2006 and 1.7% of accounts receivable as of December 31, 2006.

Intangible Assets. Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net identifiable assets acquired (“goodwill”) and the recognized permit value of the business. We continually reevaluate the propriety of the carrying amount of permits and goodwill to determine whether current events and circumstances warrant adjustments to the carrying value. We test goodwill and permits, separately, for impairment, annually as of October 1. Our annual impairment test as of October 1, 2007 and 2006 resulted in no impairment of goodwill and permits. The methodology utilized in performing this test estimates the fair value of our operating segments using a discounted cash flow valuation approach. This approach is dependent on estimates for future sales, operating income, working capital changes, and capital expenditures, as well as, expected growth rates for cash flows and long-term interest rates, all of which are impacted by economic conditions related to our industry as well as conditions in the U.S. capital markets.

As result of classifying our Industrial Segment as discontinued operations in 2007, we performed internal financial valuations on the intangible assets of the Industrial Segment as a whole based on the LOIs and offers received to test for impairment as required by SFAS 142. We concluded that no intangible impairments existed as of December 31, 2007.

Property and Equipment
Property and equipment expenditures are capitalized and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes, while accelerated depreciation methods are principally used for income tax purposes. Generally, annual depreciation rates range from ten to forty years for buildings (including improvements and asset retirement costs) and three to seven years for office furniture and equipment, vehicles, and decontamination and processing equipment. Leasehold improvements are capitalized and amortized over the lesser of the term of the lease or the life of the asset. Maintenance and repairs are charged directly to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss from sale or retirement is recognized in the accompanying consolidated statements of operations.

In accordance with Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As result of the approved divestiture of our Industrial Segment by our Board of Directors and the subsequent letters of intent entered and prospective interests received, we performed updated financial valuations on the tangibles on the Industrial Segment to test for impairment as required by Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Our analysis included the comparison of the offered sale price less cost to sell to the carrying value of the investment under each LOI separately in the Industrial Segment. Based on our analysis, we concluded that the carrying value of the tangible assets for Perma-Fix Dayton, Inc., Perma-Fix of Treatment Services, Inc., Perma-Fix of Orlando, Inc., and Perma-Fix of South Georgia, Inc. facilities exceeded its fair value, less cost to sell. Consequently, we recorded $2,727,000, $1,804,000, $507,000 and $1,329,000, respectively, in tangible asset impairment loss for each of the facilities, which are included in “loss from discontinued operations, net of taxes” on our Consolidated Statements of Operations for the year ended December 31, 2007.

Accrued Closure Costs. Accrued closure costs represent a contingent environmental liability to clean up a facility in the event we cease operations in an existing facility. The accrued closure costs are estimates based on guidelines developed by federal and/or state regulatory authorities under Resource Conservation and Recovery Act (“RCRA”). Such costs are evaluated annually and adjusted for inflationary factors and for approved changes or expansions to the facilities. Increases due to inflationary factors for 2007 and 2006, have been approximately 2.9%, and 2.77%, respectively, and based on the historical information, we do not expect future inflationary changes to differ materially from the last three years. Increases or decreases in accrued closure costs resulting from changes or expansions at the facilities are determined based on specific RCRA guidelines applied to the requested change. This calculation includes certain estimates, such as disposal pricing, external labor, analytical costs and processing costs, which are based on current market conditions. However, except for the Michigan and Pittsburgh facilities, we have no current intention to close any of our facilities.

Accrued Environmental Liabilities. We have five remediation projects currently in progress within our discontinued operations. The current and long-term accrual amounts for the projects are our best estimates based on proposed or approved processes for clean-up. It is contemplated that the remediation project at PFSG will be assumed by the buyer of the facility if the proposed sale of the facility is completed. The circumstances that could affect the outcome range from new technologies that are being developed every day to reduce our overall costs, to increased contamination levels that could arise as we complete remediation which could increase our costs, neither of which we anticipate at this time. In addition, significant changes in regulations could adversely or favorably affect our costs to remediate existing sites or potential future sites, which cannot be reasonably quantified. Our environmental liabilities also include $391,000 in accrued long-term environmental liability for our Maryland facility acquired in March 2004. As previously discussed, we sold substantially all of the assets of the Maryland facility during the first part of 2008. In connection with this sale, the buyer agreed to assume all obligations and liabilities for environmental conditions at the Maryland facility except for fines, assessments, or judgments to governmental authorities prior to the closing of the transaction or third party tort claims existing prior to the closing of the sale.

Disposal/Transportation Costs. We accrue for waste disposal based upon a physical count of the total waste at each facility at the end of each accounting period. Current market prices for transportation and disposal costs are applied to the end of period waste inventories to calculate the disposal accrual. Costs are calculated using current costs for disposal, but economic trends could materially affect our actual costs for disposal. As there are limited disposal sites available to us, a change in the number of available sites or an increase or decrease in demand for the existing disposal areas could significantly affect the actual disposal costs either positively or negatively.

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

Pursuant to the adoption of SFAS 123R, we recorded stock-based compensation expense for the director stock options granted prior to, but not yet vested, as of January 1, 2006, using the fair value method required under SFAS 123R. For the employee stock option grants on March 2, 2006 and May 15, 2006, and the director stock option grant on July 27, 2006 and August 2, 2007, we have estimated compensation expense based on the fair value at grant date using the Black-Scholes valuation model and have recognized compensation expense using a straight-line amortization method over the vesting period. As SFAS 123R requires that stock-based compensation expense be based on options that are ultimately expected to vest, stock-based compensation for the March 2, 2006 grant has been reduced for estimated forfeitures at a rate of 8.5% for the second year of vesting. We estimated forfeiture rate of 5.7% for the first year of vesting on the March 2, 2006 grant, however, our actual rate of forfeiture was approximately 1.7%, resulting in employee option expense of approximately $30,000. We estimated 0% forfeiture rate for our March 15, 2006 employee option grant and director stock option grants of July 27, 2006 and August 2, 2007. When estimating forfeitures, we considered trends of actual option forfeitures.

We calculated a fair value of $0.868 for each March 2, 2006 option grant on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield; an expected life of four years; expected volatility of 54.0%; and a risk free interest rate of 4.70%. We calculated a fair value of $0.877 for the May 15, 2006 option grant on the date of grant with the following assumptions: no dividend yield; an expected life of four years; an expected volatility of 54.6%; and a risk-free interest rate of 5.03%. No employee options were granted 2005. We calculated a fair value of $1.742 for each July 27, 2006 director option grant on the date of the grant with the following assumptions: no dividend yield; an expected life of ten years; an expected volatility of 73.31%; and a risk free interest rate of 4.98%. For the director option grant of August 2, 2007, we calculated a fair value of $2.30 for each option grant with the following assumptions using the Black-Scholes option pricing model: no dividend yield; an expected life of ten years; an expected volatility of 67.60%; and a risk free interest rate of 4.77%.

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

FIN 48
In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, which attempts to set out a consistent framework for preparers to use to determine the appropriate level of tax reserve to maintain for uncertain tax positions. This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit which is greater than 50% likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. The Company adopted this Interpretation as of January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial statements.

Known Trends and Uncertainties
Seasonality. Historically, we have experienced reduced activities and related billable hours throughout the November and December holiday periods within our Engineering Segment. The DOE and DOD represent major customers for the Nuclear Segment. In conjunction with the federal government’s September 30 fiscal year-end, the Nuclear Segment historically experienced seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements. Correspondingly for a period of approximately three months following September 30, the Nuclear Segment is generally seasonably slow, as the government budgets are still being finalized, planning for the new year is occurring and we enter the holiday season. Since 2005, due to our efforts to work with the various government customers to smooth these shipments more evenly throughout the year, we have seen smaller fluctuation in the quarters. In 2007, the US Congress did not pass the fiscal year 2007 budget which resulted in no increase of funding to DOE from the previous years 2006 budget allocation. This resulted in a decrease of the start up of new projects; however, we continued to see shipments at expected levels as compared to 2006. The 2008 budget was signed by the President in December 2007 which provides funding for the start of new projects in 2008. We do not anticipate big fluctuations within 2008 even with the passing of the 2008 budget; however, we cannot provide assurance this will be the case. In addition, our revenue recognition policy further reduces this impact on our revenue. See “Revenue Recognition Estimates” in this “Management Discussion and Analysis of Financial Condition and Results of Operations”.

Economic Conditions. With much of our Nuclear Segment customer base being government or prime contractors treating government waste, economic upturns or downturns do not usually have a significant impact on the demand for our services. Our Engineering Segment relies more on commercial customers though this segment makes up a very small percentage of our revenue.

Significant Customers. Our revenues are principally derived from numerous and varied customers. However, we have a significant relationship with the federal government, and have continued to enter into contracts with (directly or indirectly as a subcontractor) the federal government. The contracts that we are a party to with the federal government or with others as a subcontractor to the federal government generally provide that the government may terminate on 30 days notice or renegotiate the contracts, at the government's election. Our inability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor) could have a material adverse effect on our operations and financial condition.

We performed services relating to waste generated by the federal government, either directly or indirectly as a subcontractor (including LATA/Parallax, Bechtel Jacobs, and Fluor Hanford as discussed below) to the federal government, representing approximately $30,000,000 (includes approximately $5,568,000 from PFNWR facility) or 55.5% of our total revenue from continuing operations during 2007, as compared to $33,226,000 or 63.0% of our total revenue from continuing operations during 2006, and $29,555,000 or 59.0% of our total revenue from continuing operations during 2005.

Included in the amounts discussed above, are revenues from LATA/Parallax Portsmouth LLC (“LATA/Parallax”). LATA/Parallax is a manager for environmental programs for various agencies of the federal government. Our revenues from LATA/Parallax, as a subcontractor to perform remediation services at certain federal sites, contributed $8,784,000 or 16.2% and $10,341,000 or 19.6% of our revenues from continuing operations for 2007 and 2006, respectively. Our contract with LATA/Parallax is expected to be completed in September 2008. As with most contracts relating to the federal government, LATA/Parallax can terminate the contract with us at any time for convenience, which could have a material adverse effect on our operations.

Our Nuclear Segment has had a significant relationship with Bechtel Jacobs Company, LLC. (“Bechtel Jacobs”). Bechtel Jacobs is the government-appointed manager of the environmental program for Oak Ridge, Tennessee to perform certain treatment and disposal services relating to Oak Ridge, and our Nuclear Segment has been awarded three subcontracts by Bechtel Jacobs to perform certain environmental services at DOE’s Oak Ridge, Tennessee sites. Two of our Oak Ridge contracts have been amended for pricing modifications in 2007 and have been extended through September 2009. Our revenues from Bechtel Jacobs have continued to decrease as the DOE site in Oak Ridge continues to complete certain of its clean-up milestones and moves toward completing its closure efforts. As with most such blanket processing agreements, the Oak Ridge contracts contain no minimum or maximum processing guarantees, and may be terminated at any time pursuant to federal contracting terms and conditions. The Nuclear Segment continues to pursue other similar or related services for environmental programs at other DOE and government sites. Consolidated revenues from Bechtel Jacobs for 2007 total $1,812,000 or 3.3% of total revenues from continuing operations, as compared to $6,705,000 or 12.6% for the year ended December 31, 2006 and $14,940,000 or 29.8% for the year ended December 31, 2005.

Our Nuclear Segment has provided treatment of mixed low-level waste, as a subcontractor, for Fluor Hanford since 2004. However, with the acquisition of our PFNWR facility, we now have a significant relationship with Fluor Hanford, a prime contractor to the DOE since 1996. Fluor Hanford manages several major activities at the DOE’s Hanford Site, including dismantling former nuclear processing facilities, monitoring and cleaning up the site’s contaminated groundwater, and retrieving and processing transuranic waste for off-site shipment. The Hanford site is one of DOE’s largest nuclear weapon environmental remediation projects. Our PFNWR facility is located adjacent to the Hanford site and provides treatment of low level radioactive and mixed wastes. We currently have three contracts with Fluor Hanford at our PFNWR facility, with the initial contract dating back to 2003. These three contracts have since been extended to September 2008. As the DOE is currently in the process of re-bidding its contracts with current prime contractors, our future revenue beyond September 2008 from Fluor Hanford is uncertain at this time. Revenues from Fluor Hanford totaled $6,985,000 (approximately $3,100,000 from PFNWR) or 12.9%, $1,229,000 or 2.3%, and $1,732,000 or 3.5% of consolidated revenue for the year ended December 31, 2007, 2006, and 2005, respectively. As with most contracts relating to the federal government, Fluor Hanford can terminate the contracts with us at any time for convenience, which could have a material adverse effect on our operations.

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

We routinely use third party disposal companies, who ultimately destroy or secure landfill residual materials generated at our facilities or at a client's site. We, compared to certain of our competitors, dispose of significantly less hazardous or industrial by-products from our operations due to rendering material non-hazardous, discharging treated wastewaters to publicly-owned treatment works and/or processing wastes into saleable products. In the past, numerous third party disposal sites have improperly managed wastes and consequently require remedial action; consequently, any party utilizing these sites may be liable for some or all of the remedial costs. Despite our aggressive compliance and auditing procedures for disposal of wastes, we could further be notified, in the future, that we are a PRP at a remedial action site, which could have a material adverse effect.

We have budgeted for 2008, $1,168,000 in environmental remediation expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at our facilities. As previously discussed under “Business — Capital Spending, Certain Environmental Expenditures and Potential Environmental Liabilities,” our facilities where the remediation expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia, PFTS's facility in Tulsa, Oklahoma, PFMD’s facility in Baltimore, Maryland, and PFMI's facility in Detroit, Michigan. With the impending divestiture of our Industrial Segment, we anticipate the environmental liabilities for all the facilities noted above will be part of the divestiture with the exception of PFM, PFD, and PFMI, which will remain the financial obligations of the Company. While no assurances can be made that we will be able to do so, we expect to fund the expenses to remediate the three sites from funds generated internally.

At December 31, 2007, we had total accrued environmental remediation liabilities of $2,873,000 of which $1,168,000 is recorded as a current liability, which reflects a decrease of $405,000 from the December 31, 2006, balance of $3,278,000. The decrease represents payments on remediation projects, increase in our reserve in PFSG and decrease in our reserves at PFM and PFMI due to reevaluation of our remediation estimates. As previously discussed, we sold substantially all of the assets of the Maryland facility during the first part of 2008. In connection with this sale, the buyer agreed to assume all obligations and liabilities for environmental conditions at the Maryland facility except for fines, assessments, or judgments to governmental authorities prior to the closing of the transaction or third party tort claims existing prior to the closing of the sale. The December 31, 2007, current and long-term accrued environmental balance is recorded as follows:

	Current Accrual	Long-term Accrual	Total
PFD	$285,000	$417,000	$702,000
PFM	225,000	251,000	476,000
PFSG	250,000	454,000	704,000
PFTS	7,000	30,000	37,000
PFMD	—	391,000	391,000
PFMI	401,000	162,000	563,000
Total Liability	$1,168,000	$1,705,000	$2,873,000

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect, if any, the adoption of SFAS 157 will have on our financial condition, results of operations and cash flows; however, we do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November, 15, 2007. We are currently evaluating the effect, if any, the adoption of SFAS 159 will have on our financial condition, results of operations and cash flow; however, we do not expect the adoption of SFAS 159 to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until December 31, 2008. The Company expects SFAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions it consummates after the effect date. The Company is still assessing the impact of this standard on its future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51. SFAS No. 160 changes the accounting and reporting for minority interest. Minority interest will be recharacterized as noncontrolling interest and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interest that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim period within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. This standard is not expected to have a material impact on the Company’s future consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the year 2007, we were exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC and variable rate promissory note agreement with KeyBank National Association. The interest rates payable to PNC and KeyBank National Association are based on a spread over prime rate. If our floating rates of interest experienced an upward increase of 1%, our debt service would have increased by approximately $99,000 for the year ended December 31, 2007. As of December 31, 2007, we had no interest swap agreements outstanding.

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

·	ability or inability to continue and improve operations and achieve profitability on an annualized basis;
·	ability to comply with our general working capital requirements;
·	ability to retain or receive certain permits, licenses, or patents;
·	ability to renew permits and licenses with minimal effort and costs;
·	ability to be able to continue to borrow under our revolving line of credit;
·	ability to meet our fixed charge coverage ratio in the future;
·
in the event that we are unable to meet our fixed charge coverage ration in the future and we are unable to obtain a waiver for this non-compliance, our lender could accelerate the repayment of borrowing under our credit facility;

·
we may not have sufficient liquidity to repay our debt under our credit facilities and other indebtedness in the event that our lender accelerates the repayment of borrowings under our credit facility;

·	ability to generate sufficient cash flow from operations to fund all costs of operations;
·	ability to close and remediate certain contaminated sites for projected amounts;
·	our ability to develop or adopt new and existing technologies in the conduct of our operations;
·	ability to fund budgeted capital expenditures during 2008 through our operations and lease financing;
·	we are working toward permitting our DSSI facility for PCB destruction. The permit is expected by mid year 2008;
·	we believe that there are no formidable barriers to entry into certain of the on-site treatment businesses, and certain of the non-hazardous waste operations, which do not require such permits;
·
we believe that we are able to compete in the market based on our established reputation in these market areas and our expertise in several specific elements of environmental engineering and consulting such as environmental applications in the cement industry;

·	we believe we maintain insurance coverage adequate for our needs and similar to, or greater than the coverage maintained by other companies of our size in the industry;
·	under our insurance contracts, we usually accept self-insured retentions, which we believe is appropriate for our specific business risks;
·
although we believe that we are currently in substantial compliance with applicable laws and regulations, we could be subject to fines, penalties or other liabilities or could be adversely affected by existing or subsequently enacted laws or regulations;

·
due to the downturn in the economy and changes within the environmental insurance market, we have no guarantee that we will be able to obtain similar insurance in future years, or that the cost of such insurance will not increase materially;

·
our inability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor) could have a material adverse effect on our operations and financial condition;

·
as with most contracts relating to the federal government, LATA/Parallax and/or Fluor Hanford can terminate the contract with us at any time for convenience, which could have a material adverse effect on our operations;

·	Our contract with LATA/Parallax is expected to be completed in September 2008;
·	we believe that at least one third of DOE mixed waste contains organic components;

·	if EnergySolutions should refuse to accept our waste or cease operations at its Clive, Utah facility, such would have a material adverse effect on us;
·	we do not anticipate big fluctuations in our government receipts within 2008 even with the passing of the 2008 budget; however, we cannot provide assurance this will be the case;
·
we believe that the range of waste management and environmental consulting, treatment, processing, and remediation services we provide affords us a competitive advantage with respect to certain of our more specialized competitors;

·	we believe that the treatment processes we utilize offer a cost saving alternative to more traditional remediation and disposal methods offered by certain of our competitors;
·	we currently have interested parties and are negotiating to sell certain facilities within our Industrial Segment, and we believe the material weakness will inherently be remediated;
·	no further impairment to intangible assets;
·	no expectation of material future inflationary changes;
·	waste backlog will continue to fluctuate in 2008 depending on the complexity of waste streams and the timing of receipts and processing materials;
·	the high levels of backlog material continue to position the segment well for increases in future processing revenue prospective;
·	we do not believe we are dependent on any particular trademark in order to operate our business or any significant segment thereof;
·	based on the current status of Corrective Action for the PFMI facility, we believe that the remaining reserve is adequate to cover the liability;
·
despite our aggressive compliance and auditing procedure for disposal of wastes, we could further be notified, in the future, that we are a PRP at a remedial action site, which could have a material adverse effect;

·
with the impending divestiture of our Industrial Segment, we anticipate the environmental liabilities for all the facilities will be part of the divestiture with the exception of PFM, PFD, and PFMI, which will remain the financial obligations of the Company. While no assurances can be made that we will be able to do so, we expect to fund the expenses to remediate the three sites from funds generated internally;

·	we do not believe that any adverse changes to our estimates in environmental accrual would be material;
·	we anticipate receiving the remaining reimbursement from our insurer by the end of the second quarter of 2008;
·	we anticipate a full repayment of our Term Loan by June 2008 and Revolver by September 2009;
·	we plan to fund any repurchases under our common stock repurchase plan through our internal cash flow and/or borrowing under our line of credit;
·
the amendment to our present covenant to exclude certain allowable charges in determining our fixed charge coverage ratio will improve our ability to maintain compliance of the fixed charge coverage ratio in the future;

·	we anticipate restructuring certain debt in 2008 to improve our working capital position;
·
the acquisition of our PFNWR facility positions the Nuclear Segment future revenue stream well as the facility is located adjacent to the Hanford site, which represents one of the most expansive of DOE’s nuclear weapons’ facilities to remediate;

·
cash to be received subject from the sale of remaining facilities/operations within our Industrial Segment (net of the collateralized portion held by our credit facility) will be used to reduce our term note, with any remaining cash used to reduce our revolver; and

·
we anticipate most of these reserves being released when the Industrial Segment is sold, but should that not take place in the short term future, these reserves could have an adverse effect on our liquidity position;

·	we believe the sale of PFSG will be completed by the end of May 2008;
·	if we complete the sale of PFSG facility, we anticipate that the buyer will assume our obligation to remediate the facility;

·
we are attempting to sell the other companies and/or operations within our Industrial Segment, but as of the date of this report, we have not entered into any agreements regarding these other companies or operations within our Industrial Segment;

·	we do not expect the adoption of SFAS No. 157 and SFAS No. 159 to have a material impact on our financial position or result of operations;
·	we do not expect standard in SFAS No. 160 to have a material impact on the Company’s future consolidated financial statements;
·
the Company expects SFAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions it consummates after the effect date;

·	goal to improve our balance sheet, pay down debt and improve our liquidity;
·	we expect to report a gain on sale of approximately $1,791,000 on the sale of PFMD in the first quarter of 2008;
·	in the first quarter of 2008, we expect to report a gain of approximately $480,000 on the sale of PFD;
·	obtaining waivers or revisions from our lender as to a financial covenant in our loan agreement; and
·	doubt as to our ability to continue as a going concern.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to be correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

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

·	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
·	potential increases in equipment, maintenance, operating or labor costs;
·	management retention and development;
·	financial valuation of intangible assets is substantially more/less than expected;
·	the requirement to use internally generated funds for purposes not presently anticipated;
·	inability to divest the majority of facilities/operations within our Industrial Segment;
·	the inability to maintain the listing of our Common Stock on the NASDAQ;
·	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to us under these contracts or subcontracts;
·	disposal expense accrual could prove to be inadequate in the event the waste requires retreatment; and
·	Risk Factors contained in Item 1A of this report.

We undertake no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedules Omitted
In accordance with the rules of Regulation S-X, other schedules are not submitted because (a) they are not applicable to or required by the Company, or (b) the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Perma-Fix Environmental Services, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Perma-Fix Environmental Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. In connection with the audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perma-Fix Environmental Services, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Standard No. 123(R) Shared Based Payment.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the consolidated financial statements, the Company expects to be in default on its most significiant borrowings during 2008. The Company also has deficiencies in working capital. Together, these matters raise substantial doubt as to its ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 20. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Perma-fix Environmental Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 31, 2008, expressed an adverse opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia
March 31, 2008

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,

(Amounts in Thousands, Except for Share Amounts)	2007	2006

ASSETS
Current assets:
Cash	$102	$2,528
Restricted cash	35	35
Account receivable, net of allowance for doubtful accounts of $138 and $168	13,536	9,488
Unbilled receivables	10,321	12,313
Inventories	233	325
Prepaid expenses and other assets	3,170	4,451
Current asset related to discontinued operations	5,197	7,100
Total current assets	32,594	36,240

Property and equipment:
Buildings and land	20,748	11,244
Equipment	31,140	20,599
Vehicles	141	141
Leasehold improvements	11,457	11,452
Office furniture and equipment	2,268	1,930
Construction-in-progress	1,639	4,609
	67,393	49,975
Less accumulated depreciation and amortization	(20,084)	(16,630)
Net property and equipment	47,309	33,345

Property and equipment related to discontinued operations	6,775	13,281

Intangibles and other assets:
Permits	15,636	11,025
Goodwill	9,046	1,330
Unbilled receivables - non-current	3,772	2,600
Finite risk sinking fund	6,034	4,518
Other assets	2,496	1,954
Intangible and other assets related to discontinued operations	2,369	2,369
Total assets	$126,031	$106,662

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED
As of December 31,

(Amounts in Thousands, Except for Share Amounts)	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,010	$2,455
Current environmental accrual	225	453
Accrued expenses	9,207	4,750
Disposal/transportation accrual	6,677	3,368
Unearned revenue	4,978	3,575
Current liabilities related to discontinued operations	8,359	6,737
Current portion of long-term debt	15,292	2,092
Total current liabilities	49,748	23,430

Environmental accruals	251	348
Accrued closure costs	8,739	4,825
Other long-term liabilities	966	3,019
Long-term liabilities related to discontinued operations	3,590	3,895
Long-term debt, less current portion	2,724	5,407
Total long-term liabilities	16,270	17,494

Total liabilities	66,018	40,924

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share	1,285	1,285

Stockholders’ equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	¾	¾
Common Stock, $.001 par value; 75,000,000 shares authorized, 53,704,516 and 52,053,744 shares issued and outstanding	54	52
Additional paid-in capital	96,409	92,980
Stock subscription receivable	(25)	(79)
Accumulated deficit	(37,710)	(28,500)
Total stockholders' equity	58,728	64,453
Total liabilities and stockholders' equity	$126,031	$106,662

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

(Amounts in Thousands, Except for per Share Amounts)	2007	2006	2005
Net revenues	$54,102	$52,781	$50,098
Cost of goods sold	36,837	31,054	31,328
Gross profit	17,265	21,727	18,770

Selling, general and administrative expenses	15,406	14,320	12,136
Loss on disposal of fixed assets	71	48	6
Income from operations	1,788	7,359	6,628

Other income (expense):
Interest income	312	280	126
Interest expense	(1,302)	(1,241)	(1,502)
Interest expense – financing fees	(196)	(192)	(318)
Other	(85)	(55)	(1)
Income from continuing operations before income taxes	517	6,151	4,933
Income tax expense	—	507	432
Income from continuing operations	517	5,644	4,501

Loss from discontinued operations, net of taxes	(9,727)	(933)	(762)
Net (loss) income	(9,210)	4,711	3,739

Preferred stock dividends	—	—	(156)
Net (loss) income applicable to Common Stock	$(9,210)	$4,711	$3,583

Net income (loss) per common stockholders – basic:
Continuing operations	$.01	$.12	$.10
Discontinued operations	(.19)	(.02)	(.02)
Net (loss) income per common share	$(.18)	$.10	$.08

Net income (loss) per common share – diluted:
Continuing operations	$.01	$.12	$.10
Discontinued operations	(.18)	(.02)	(.02)
Net (loss) income per common share	$(.17)	$.10	$.08

Number of common shares used in computing net income (loss) per share:
Basic	52,549	48,157	42,605
Diluted	53,294	48,768	44,804

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Amounts in Thousands)	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(9,210)	$4,711	$3,739
Loss on discontinued operations	9,727	933	762

Income from continuing operations	517	5,644	4,501
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation and amortization	3,867	3,046	2,900
Provision (benefit) for bad debt and other reserves	82	(59)	168
Loss on disposal or impairment of plant, property and equipment	71	48	6
Issuance of common stock for services	391	172	175
Share based compensation	457	338	¾
Changes in operating assets and liabilities of continuing operations, net of effect from business acquisitions:
Accounts receivable	(1,836)	946	(241)
Unbilled receivables	820	(3,502)	(3,171)
Prepaid expenses, inventories and other assets	2,078	(1,600)	92
Accounts payable, accrued expenses and unearned revenue	(520)	(2,065)	396
Cash provided by continuing operations	5,927	2,968	4,826
Cash provided by (used in) discontinued operations	771	(551)	2,656
Cash provided by operating activities	6,698	2,417	7,482

Cash flows from investing activities:
Purchases of property and equipment	(2,724)	(5,448)	(1,356)
Proceeds from sale of plant, property and equipment	13	¾	1
Change in restricted cash, net	¾	435	(460)
Change in finite risk sinking fund	(1,516)	(1,179)	(1,114)
Cash used for acquisition consideration, net of cash acquired	(2,991)	¾	¾
Cash used in investing activities of continuing operations	(7,218)	(6,192)	(2,929)
Cash (used in) provided by discontinued operations	(359)	(650)	405
Net cash used in investing activities	(7,577)	(6,842)	(2,524)

Cash flows from financing activities:
Net borrowings (repayments) of revolving credit	6,851	(2,447)	(4,033)
Principal repayments of long term debt	(8,504)	(2,290)	(5,766)
Proceeds from issuance of long-term debt	¾	¾	4,417
Proceeds from issuance of stock	418	12,053	1,106
Repayment of stock subscription receivable	54	26	¾
Cash (used in) provided by financing activities of continuing operations	(1,181)	7,342	(4,276)
Principal repayment of long-term debt for discontinued operations	(366)	(404)	(715)
Cash (used in) provided by financing activities	(1,547)	6,938	(4,991)

(Decrease) increase in cash	(2,426)	2,513	(33)
Cash at beginning of period	2,528	15	48
Cash at end of period	$102	$2,528	$15

Supplemental disclosure:
Interest paid	$1,090	$982	$1,178
Income taxes paid	311	276	316
Non-cash investing and financing activities:
Interest rate swap valuation	¾	¾	41
Long-term debt incurred for purchase of property and equipment	614	94	517

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31,
(Amounts in Thousands, Except for Share Amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated	Interest Rate	Common Stock Held In Hand	Total Stockholders'
	Stock	Amount	Shares	Amount	Capital	Receivable	Deficit	Swap	Treasury	Equity
Balance at December 31, 2004	2,500	$—	42,749,117	$43	$80,902	$—	$(36,794)	$(41)	$(1,862)	$42,248
Comprehensive income
Net income	—	—	—	—	—	—	3,739	—	—	3,739
Other comprehensive income:
Interest rate swap	—	—	—	—	—	—	—	41	—	41
Comprehensive income										3,780
Preferred stock dividends	—	—	—	—	—	—	(156)	—	—	(156)
Issuance of Common Stock upon conversion of Preferred Stock	(2,500)	—	1,666,667	2	(2)		—	—	—	—
Issuance of Common Stock for cash and services	—	—	144,566	—	274	—	—	—	—	274
Exercise of Warrants and Options	—	—	1,253,566	1	1,006	—	—	—	—	1,007
Balance at December 31, 2005	—	$—	45,813,916	$46	$82,180	$—	$(33,211)	$—	$(1,862)	$47,153
Net income	—	—	—	—	—	—	4,711	—	—	4,711
Retirement of Treasury Stock	—	—	(988,000)	(1)	(1,861)	—	—	—	1,862	—
Issuance of Common Stock for cash and services	—	—	121,038	—	216	—	—	—	—	216
Issue Stock Subscription Receivable	—	—	60,000	—	—	(105)	—	—	—	(105)
Repayment of Stock Subscription Receivable	—	—	—	—	—	26	—	—	—	26
Issuance of Common Stock upon exercise of Warrants and Options	—	—	7,046,790	7	12,107	—	—	—	—	12,114
Share Based Compensation	—	—	—	—	338	—	—	—	—	338
Balance at December 31, 2006	—	$—	52,053,744	$52	$92,980	$(79)	$(28,500)	$—	$—	$64,453
Net Loss	—	—	—	—	—	—	(9,210)	—	—	(9,210)
Issuance of Common Stock for services	—	—	143,005	—	391	—	—	—	—	391
Common Stock Issued in conjunction with acquisition	—	—	709,207	1	2,164	—	—	—	—	2,165
Repayment of Stock Subscription Receivable	—	—	—	—	—	54	—	—	—	54
Issuance of Common Stock upon exercise of Options and Warrants	—	—	798,560	1	417	—	—	—	—	418
Share Based Compensation			—		457	—	—	—	—	457
Balance at December 31, 2007	—	$—	53,704,516	$54	$96,409	$(25)	$(37,710)	$—	$—	$58,728

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005

NOTE 1
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Perma-Fix Environmental Services, Inc. (the Company, which may be referred to as we, us, or our), an environmental and technology know-how company, is a Delaware corporation, engaged through its subsidiaries, in:

·	Nuclear Waste Management Services (“Nuclear” or “Nuclear Segment”), which includes:
o	Treatment, storage, processing and disposal of mixed waste (waste that is both low-level radioactive and hazardous) which includes on and off-site waste remediation and processing;
o	Nuclear, low-level radioactive, hazardous and non-hazardous waste treatment, processing and disposal; and
o	Research and development of innovative ways to process low-level radioactive and mixed waste.
·	Consulting Engineering Services (“Engineering” or “Engineering Segment”), which includes:
o	Broad-scope environmental issues, including environmental management programs, regulatory permitting, compliance and auditing, landfill design, field testing and characterization.

On May 18, 2007, our Board of Directors authorized the divestiture of our Industrial Segment. Our Industrial Segment provides treatment, storage, processing, and disposal of hazardous and non-hazardous waste, wastewater management services, and environmental services, which includes emergency response, vacuum services, marine environmental and other remediation services. The decision to sell our Industrial Segment is based on our belief that our Nuclear Segment represents a sustainable long-term growth driver of our business. During 2007, we have entered into several letters of intent to sell various portions of our Industrial Segment. All of the letters of intent have expired or terminated without being completed, except for the following: we completed, on January 8, 2008, the sale of substantially all of the assets of Perma-Fix Maryland, Inc. (“PFMD”) for $3,825,000 in cash, subject to a working capital adjustment during 2008, and assumption by the buyer of certain liabilities of PFMD, and during March, 2008, we completed the sale of substantially all of the assets of Perma-Fix of Dayton, Inc. (“PFD”) for approximately $2,143,000 in cash, subject to certain working capital adjustments after the closing, plus assumption by the buyer of certain of PFD’s liabilities and obligations, (including, without limitation, certain of PFD’s obligations under the Settlement Agreement entered into by PFD in connection with the settlement of plaintiff’s claims under the Fisher Lawsuit, as discussed and defined in “Legal Proceedings”, and approximately $562,000 in PFD’s obligations for and relating to supplemental environmental projects that PFD is obligated to perform under the Consent Decree entered into with the federal government in settlement of the Government’s Lawsuit as discussed and defined in “Legal Proceedings”) in connection with the Fisher Lawsuit (see “Note 19 – Subsequent Event - Divestitures” for terms of the sales) . We are negotiating the sale of Perma-Fix South Georgia, Inc. (“PFSG”) and we anticipate that it will be completed by the end of May 2008. The terms of the sale of PFSG are subject to being finalized. We are attempting to sell the other companies and/or operations within our Industrial Segment, but as of the date of this report, we have not entered into any agreements regarding these other companies or operations within our Industrial Segment. As a result of the proposed divestiture of the facilities/operations within our Industrial Segment, we have classified approximately $14,341,000 of assets as held for sale. The assets held for sale are subject to further adjustments pending us entering into definitive purchase agreement with a buyer on the proposed sale of PFSG and other future definitive purchase agreements entered into on our other remaining facilities within our Industrial Segment.

At May 25, 2007, the Industrial Segment met the held for sale criteria under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and therefore, certain assets and liabilities of the Industrial Segment are reclassified as discontinued

operations in the Consolidated Balance Sheets, and we have ceased depreciation of the Industrial Segment’s long-lived assets classified as held for sale. The results of operations and cash flows of the Industrial Segment have been reported in the Consolidated Financial Statements as discontinued operations for all periods presented. The criteria which the Company based its decision in reclassifying its Industrial Segment as discontinued operations is as follows: (1) the Company has the ability and authority to sell certain or all of the facilities within the Industrial Segment; (2) the facilities are available for sale in its present condition; (3) the sale of the facilities is probable and is expected to occur within one year, subject to certain circumstances; (4) the facilities are being actively marketed at its fair value; and (5) the Company’s actions to finalize the disposal of the facilities are unlikely to change significantly.

We believe the divestiture of certain facilities within our Industrial Segment has not occurred within the anticipated time period due to the current state of our economy which has impacted potential buyers’ ability to obtain financing. In addition, the original LOI entered between us and a potential buyer included the majority of the companies within our Industrial Segment. This sale did not materialize, leading us to pursue the potential sale of each company individually. Although this process has taken more time than anticipated for numerous reasons, we continue to market the facilities within our Industrial Segment for eventual sale.

We are subject to certain risks as we are involved in the treatment, handling, storage and transportation of hazardous and non-hazardous, mixed and industrial wastes and wastewater. Such activities contain risks against which we believe we are adequately insured.

Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries as follows:

Continuing Operations: Schreiber, Yonley and Associates (“SYA”), Diversified Scientific Services, Inc. (“DSSI”), East Tennessee Materials & Energy Corporation (“M&EC”), Perma-Fix of Florida, Inc. (“PFF”), and effective June 13, 2007, our newly acquired subsidiary, Perma-Fix of Northwest Richland, Inc. (“PFNWR”).

Discontinued Operations (See “Note 6”): The subsidiaries that comprise the Industrial Segment: Perma-Fix Treatment Services, Inc. (“PFTS”), Perma-Fix of Dayton, Inc. (“PFD”), Perma-Fix of Ft. Lauderdale, Inc. (“PFFL”), Perma-Fix of Orlando, Inc. (“PFO”), Perma-Fix of South Georgia, Inc. (“PFSG”), Perma-Fix of Maryland, Inc. (“PFMD”), and two non-operational facilities, Perma-Fix of Michigan, Inc. (“PFMI”), and Perma-Fix of Pittsburgh, Inc. (“PFP”).

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates
When we prepare financial statements in conformity with generally accepted accounting principles in the United States of America, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Notes 6, 10, 11, and 14 for estimates of discontinued operations, closure costs, environmental liabilities and contingencies for details on significant estimates.

Restricted Cash
Restricted cash reflects $35,000 held in escrow for our workers’ compensation policy.

Investments
Management determines the appropriate classification of its investments at the time of acquisition and re-evaluates such determination at each balance sheet date. The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities” which requires certain securities to be categorized as either trading, available-for-sale, or held-to-maturity. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Investments classified as held-to-maturity are carried at amortized cost. The Company owned 24,000 shares of the Common Stock of IsoRay Inc. in connection with the acquisition of Nuvotec USA, Inc. (n/k/a Perma-Fix of Northwest, Inc.) and its subsidiary, which was valued at $121,000 at acquisition. The stocks are classified as trading securities with unrealized gains and losses included in earnings. The Company reviews its investments quarterly for declines in market value that are other than temporary. Investments that have declined in market value that are determined to be other than temporary, are charged to other income by writing that investment down to market value. In the fourth quarter of 2007, the Company sold the 24,000 shares of IsoRay, Inc and received proceeds of $50,000. For the year ended December 31, 2007, we recognized a loss of approximately $71,000 for these shares.

Accounts Receivable
Accounts receivable are customer obligations due under normal trade terms requiring payment within 30 or 60 days from the invoice date based on the customer type (government, broker, or commercial). Account balances are stated by invoice at the amount billed to the customer. Payments of accounts receivable are made directly to a lockbox and are applied to the specific invoices stated on the customer's remittance advice. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that will not be collected. We regularly review all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balance that will not be collected. This analysis excludes government related receivables due to our past successful experience in their collectibility. Specific accounts that are deemed to be uncollectible are reserved at 100% of their outstanding balance. The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for balances 91-120 days and 40% for balances over 120 days aged), based on a historical valuation, that allows us to calculate the total reserve required. Once we have exhausted all options in the collection of a delinquent accounts receivable balance, which includes collection letters, demands for payment, collection agencies and attorneys, the account is deemed uncollectible and subsequently written off. The write off process involves approvals, based on dollar amount, from senior management.

Unbilled Receivables
Unbilled receivables are generated by differences between invoicing timing and the percentage of completion methodology used for revenue recognition purposes. As major processing and milestone phases are completed and the costs incurred, we recognize the corresponding percentage of revenue. We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as, the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables. The timing differences occur for several reasons. Partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal. The difference also occurs due to our end disposal sites requirement of pre-approval prior to our shipping waste for disposal and our contract terms with the customer that we dispose of the waste prior to invoicing. These delays usually take several months to complete but are normally considered collectible within twelve months. As we now have historical data to review the timing of these delays, we realize that certain issues, including but not limited to delays at our third party disposal site, can postpone and delay the collection of some of these receivables greater than twelve months. However, our historical experience suggests that a significant part of unbilled receivables are ultimately collectible with minimal concession on our part. We therefore, segregate the unbilled receivables between current and long term.

Inventories
Inventories consist of treatment chemicals, salable used oils, and certain supplies. Additionally, we have replacement parts in inventory, which are deemed critical to the operating equipment and may also have extended lead times should the part fail and need to be replaced. Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.

Property and Equipment
Property and equipment expenditures are capitalized and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes, while accelerated depreciation methods are principally used for income tax purposes. Generally, annual depreciation rates range from ten to forty years for buildings (including improvements and asset retirement costs) and three to seven years for office furniture and equipment, vehicles, and decontamination and processing equipment. Leasehold improvements are capitalized and amortized over the lesser of the term of the lease or the life of the asset. Maintenance and repairs are charged directly to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss from sale or retirement is recognized in the accompanying consolidated statements of operations. Renewals and improvements, which extend the useful lives of the assets, are capitalized. Included within buildings is an asset retirement obligation, which represents our best estimate of the cost to close, at some undetermined future date, our permitted and/or licensed facilities. The asset retirement cost was originally recorded at $4,559,000 and depreciates over the estimated useful life of the property. In 2007, as result of the acquisition of PNFWR, we recorded an additional asset retirement obligation cost of $3,768,000, which has been depreciated over the estimated useful life of the property.

In accordance with Statement 144, long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

As result of the approved divestiture of our Industrial Segment by our Board of Directors in 2007 and based on the pricing reflected in the various LOIs we received, we performed updated financial valuations of certain of our long-lived on the Industrial Segment to test for impairment as required by Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Our analysis included the comparison of the offered sale price less cost to sell to the carrying value of the investment under each LOI separately in the Industrial Segment. Based on our analysis, we concluded that the carrying value of the tangible assets for Perma-Fix Dayton, Inc., Perma-Fix of Treatment Services, Inc., Perma-Fix of Orlando, Inc., and Perma-Fix of South Georgia, Inc. facilities exceeded its fair value, less cost to sell. Consequently, we recorded $2,727,000, $1,804,000, $507,000 and $1,329,000, respectively, in tangible asset impairment loss for each of the facilities, which are included in “loss from discontinued operations, net of taxes” on our Consolidated Statements of Operations for the year ended December 31, 2007.

Capitalized Interest
The Company’s policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year. A reconciliation of our total interest cost to “Interest Expense” as reported on our consolidated statements of operations for 2007, 2006 and 2005 is as follows:

(Amounts in Thousands)	2007	2006	2005
Interest cost capitalized	$144	$—	$—
Interest cost charged to income	1,302	1,241	1,502
Total Interest Expense	$1,446	$1,241	$1,502

Goodwill and Other Intangible Assets
Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net identifiable assets acquired (“goodwill”) and the recognized permit value of the business. Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For goodwill, the impairment determination is made at the Reporting unit and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The implied value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS Statement No. 141, Business Combinations. Our annual financial valuations performed as of October 1, 2007, 2006, and 2005, indicated no impairments. The Company estimates the fair value of our reporting units using a discounted cash flow valuation approach. This approach is dependent on estimates for future sales, operating income, working capital changes, and capital expenditures, as well as, expected growth rates for cash flows and long-term interest rates, all of which are impacted by economic conditions related to our industry as well as conditions in the U.S. capital (see “Note 4” for further discussion on goodwill and other intangible assets).

As a result of classifying our Industrial Segment as discontinued operations in 2007, we performed internal financial valuations on the selected intangible assets of the Industrial Segment as a whole, based on the LOIs received, to test for impairment as required by SFAS 142. We concluded that no intangible impairments of goodwill or intangible assets existed as of October 1, 2007 or December 31, 2007.

Accrued Closure Costs
Accrued closure costs represent our estimated environmental liability to clean up our facilities as required by our permits, in the event of closure.

SFAS No. 143, Accounting for Asset Retirement Obligations, (“SFAS 143”) requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. In conjunction with the state mandated permit and licensing requirements, we are obligated to determine our best estimate of the cost to close, at some undetermined future date, our permitted and/or licensed facilities. We subsequently increase this liability as a result of changes to the facility and/or for inflation. The associated asset retirement cost is recorded as property and equipment (buildings). We are depreciating the asset retirement cost on a straight-line basis over its estimated useful life of 40 years.

Income Taxes
The provision for income taxes is determined in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, which attempts to set out a consistent framework for preparers to use to determine the appropriate level of tax reserve to maintain for uncertain tax positions. This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit which is greater than 50% likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. The Company adopted this Interpretation as of January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial statements.

Gross Receipts Taxes and Other Charges
We adopted EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement, (EITF 06-03), for the year ended December 31, 2006. EITF 06-03 provides guidance regarding the accounting and financial statement presentation for certain taxes assessed by a governmental authority. These taxes and surcharges include, among others, universal service fund charges, sales, use, waste, and some excise taxes. In determining whether to include such taxes in our revenue and expenses, we assess, among other things, whether we are the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. As we are merely a collection agent for the government authority in certain of our facilities, we record the taxes on a net method and do not include them in our revenue and cost of services. The adoption of EITF 06-03 did not change our accounting for these taxes.

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

Revenue Recognition
Nuclear revenues. The processing of mixed waste is complex and may take several months or more to complete, as such we recognize revenues on a percentage of completion basis with our measure of progress towards completion determined based on output measures consisting of milestones achieved and completed. We have waste tracking capabilities, which we continue to enhance, to allow us to better match the revenues earned to the processing phases achieved. The revenues are recognized as each of the following three processing phases are completed: receipt, treatment/processing and shipment/final disposal. However, based on the processing of certain waste streams, the treatment/processing and shipment/final disposal phases may be combined as they are completed concurrently. As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue. We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables. The timing differences occur for several reasons, partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal. The difference also occurs due to our end disposal sites requirement of preapproval prior to our shipping waste for disposal and our contract terms with the customer that we dispose of the waste prior to invoicing. As the waste moves through these processing phases and revenues are recognized, the correlating costs are expensed as incurred. Although we use our best estimates and all available information to accurately determine these disposal expenses, the risk does exist that these estimates could prove to be inadequate in the event the waste requires retreatment. Furthermore, should the waste be returned to the generator, the related receivables could be uncollectible; however, historical experience has not indicated this to be a material uncertainty.

Consulting revenues. Consulting revenues are recognized as services are rendered. The services provided are based on billable hours and revenues are recognized in relation to incurred labor and consulting costs. Out of pocket costs reimbursed by customers are also included in revenues.

Self-Insurance
We are self-insured for a significant portion of our group health. The Company estimates expected losses based on statistical analyses of historical industry data, as well as our own estimates based on the Company’s actual historical data to determine required self-insurance reserves. The assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances. The estimated accruals for these liabilities could be affected if actual experience related to the number of claims and cost per claim differs from these assumptions and historical trends. Based on the information known on December 31, 2007, we believe we have provided adequate reserves for our self-insurance exposure. As of December 31, 2007 and 2006, self-insurance reserves were $736,000 and $511,000, respectively, and were included in accrued expenses in the accompanying consolidated balance sheets. The total amounts expensed for self-insurance during 2007, 2006, and 2005 were $2,657,000, $1,561,000 and $1,692,000, respectively, for our continuing operations, and $1,493,000, $1,307,000, and $1,782,000 for our discontinued operations, respectively.

Share-Based Compensation
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

Before our adoption of SFAS 123R in January 1, 2006, the Company previously accounted for stock option grants under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees (“APB 25”) and related interpretations and disclosure requirements established by SFAS 123.

Prior to our adoption of SFAS 123R, on July 28, 2005, the Compensation and Stock Option Committee of the Board of Directors approved the acceleration of vesting for all the outstanding and unvested options to purchase Common Stock awarded to employees as of the approval date. The Board of Directors approved the accelerated vesting of these options based on the belief that it was in the best interest of our stockholders to reduce future compensation expense that would otherwise be required in the statement of operations upon adoption of SFAS 123R, effective beginning January 1, 2006. The accelerated vesting triggered the re-measurement of compensation cost under current accounting standards.  See “Note 3 – Share Based Compensation” for further detail of SFAS 123R and the impact on our financial statement.

Prior to the adoption of SFAS 123R, we furnished the pro forma disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures”. Employee stock-based compensation expense recognized under SFAS 123R was not reflected in our results of operations for the year ending December 2005 for employee stock option grants as all options were granted with an exercise price equal to the market value of the underlying Common Stock on the date of grant. Previously reported amounts have not been restated. See “Note 3 – Share Based Compensation” for impact of SFAS 123R on our financial statement.

Under the accounting provisions of SFAS 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands except for per share amounts):

2005
Income from continuing operations, applicable to Common Stock, as reported	$4,345
Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(727)
Pro forma income from continuing operations applicable to Common Stock	$3,618

Earnings per share from continuing operations
Basic – as reported	$.10
Basic – pro-forma	$.09

Diluted – as reported	$.10
Diluted – pro-forma	$.09

Net Income (Loss) Per Share
Basic earnings per share excludes any dilutive effects of stock options, warrants, and convertible preferred stock. In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings per share.

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the years ended December 31, 2007, 2006, and 2005:

(Amounts in Thousands, Except for Per Share Amounts)	2007	2006	2005
Earnings per share from continuing operations
Income from continuing operations	$517	$5,644	$4,501
Preferred stock dividends	¾	¾	(156)
Income from continuing operations applicable to Common Stock	517	5,644	4,345
Common Stock
Effect of dilutive securities:
Preferred Stock dividends	¾	¾	156
Income – diluted	$517	$5,644	$4,501
Basic income per share	$.01	$.12	$.10
Diluted income per share	$.01	$.12	$.10

Loss per share from discontinued operations
Loss – basic and diluted	$(9,727)	$(933)	$(762)
Basic loss per share	$(.19)	$(.02)	$(.02)
Diluted loss per share	$(.18)	$(.02)	$(.02)

Weighted average common shares outstanding – basic	52,549	48,157	42,605
Potential shares exercisable under stock option plans	745	286	268
Potential shares upon exercise of Warrants	¾	325	689
Potential shares upon conversion of Preferred Stock	¾	¾	1,242
Weighted average shares outstanding – diluted	53,294	48,768	44,804

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options	132	1,030	1,308
Upon exercise of Warrants	¾	1,776	1,776
Upon conversion of Preferred Stock	¾	¾	¾

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

Fair Value of Financial Instruments
The carrying values of cash, trade accounts receivable, trade accounts payable, accrued expenses and unearned revenues approximate their fair values principally because of the short-term maturities of these financial instruments. The fair value of our long-term debt is estimated based on the current rates offered to us for debt of similar terms and maturities. Under this method, the fair value of long-term debt was not significantly different from the stated carrying value at December 31, 2007 and 2006. The carrying value of our subsidiary's preferred stock is not significantly different than its fair value.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted; however the FASB has deferred the implementation of the provision of SFAS 157 relating to nonfinancial assets and liabilities until January 1, 2009. We are currently evaluating the effect, if any, the adoption of SFAS 157 will have on our financial condition, results of operations and cash flow; however, we do not expect the adoption of SFAS 157 to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November, 15, 2007. We are currently evaluating the effect, if any, the adoption of SFAS 159 will have on our financial condition, results of operations and cash flow; however, we do not expect the adoption of SFAS 159 to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until December 31, 2008. The Company expects SFAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions it consummates after the effect date. The Company is still assessing the impact of this standard on its future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51. SFAS No. 160 changes the accounting and reporting for minority interest. Minority interest will be recharacterized as noncontrolling interest and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interest that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim period within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. This standard is not expected to have as material impact on the Company’s future consolidated financial statements.

NOTE 3
SHARE BASED COMPENSATION

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

As of December 31, 2007, we had 2,014,026 employee stock options outstanding, which included 1,221,359 that were outstanding and fully vested at December 31, 2005, 726,000 of the 878,000 employee stock options approved and granted on March 2, 2006, of which 235,333 are vested, and 66,667 of the 100,000 employee stock options approved and granted on May 15, 2006, of which 33,333 became vested and were exercised on May 15, 2007. The weighted average exercise price of the 1,456,692 outstanding and fully vested employee stock options is $1.84 with a weighted average remaining contractual life of 3.95 years. The employee stock options outstanding at December 31, 2005 are ten year options, issuable at exercise prices from $1.25 to $2.19 per share, and expiration dates from October 14, 2008 to October 28, 2014. The employee stock option grants in March and May 2006 are six year options with a three year vesting period, with exercise prices from $1.85 to $1.86 per share. We did not grant any employee stock options for the year ended December 31, 2007. The fair value of the employee options which vested in 2007, 2006, and 2005 totalled $239,714, $0, and $0, respectively.

Additionally, we have 576,000 outstanding director stock options, of which 102,000 were newly granted during the year ended December 31, 2007, which are ten year options with an exercise price of $2.95 and vesting period of six months, resulting from the election of our Board of Directors on August 2, 2007. The fair value of the 102,000 option grant was $234,223. The weighted average exercise price of the 474,000 exercisable director stock options outstanding as of December 31, 2007, is $1.97 with a weighted average contractual life of 5.85 years. The director stock options outstanding as of December 31, 2007 are ten year options, issuable at exercise prices ranging from $1.22 to $2.98 per share and expiration dates from May 20, 2008 to August 2, 2017. The fair value of the director options which vested in 2007, 2006, and 2005, totalled $156,815, $11,425, and $0, respectively.

For the year ended December 31, 2007, we recognized share based compensation expense totaling approximately $242,000 for employee stock options grants of March 2, 2006 and May 15, 2006, as compared to $194,000 for the same period ended December 31, 2006. For the stock option grants on March 2, 2006 and May 15, 2006, we estimated compensation expense based on the fair value at grant date using the Black-Scholes valuation model, and have recognized compensation expense using a straight-line amortization method over the three year vesting period. As SFAS 123R requires that stock-based compensation expense be based on options that are ultimately expected to vest, approximately $30,000 of the $242,000 share based compensation expense recognized above for the twelve months ended December 31, 2007, was the result of the difference between our estimated forfeiture rate of 5.7% and the actual forfeiture rate of 1.7% for the first year vesting of our March 2, 2006 employee option grant. We have estimated a forfeiture rate of 8.5% for the second year vesting of our March 2, 2006 employee option grant.

When estimating forfeitures, we consider trends of actual option forfeitures. The forfeiture rates are evaluated, and revised as necessary. We recognized approximately $215,000 of share based compensation expense for our director options for the year ended December 31, 2007 as compared to $144,000 for the corresponding period ended December 31, 2006. For the director option grants on August 2, 2007, we have estimated compensation expense based on the fair value at grant date using the Black-Scholes valuation model, and have recognized compensation expense using a straight-line amortization method over the six month vesting period. In total, the share based compensation expense for the year ended December 31, 2007 for our director and employee stock options impacted our results of operations by $457,000 as compared to $338,000 for the corresponding period ended December 31, 2006. We have approximately $457,000 of total unrecognized compensation cost related to unvested options as of December 31, 2007, of which $262,000 will be recognized in 2008 and the remaining $195,000 in 2009.

For the director option grant of August 2, 2007, we calculated a fair value of $2.30 for each option grant with the following assumptions using the Black-Scholes option pricing model: no dividend yield; an expected life of ten years; an expected volatility of 67.60%; and a risk free interest rate of 4.77%. We calculated a fair value of $0.868 for each March 2, 2006 option grant on the date of grant with the following assumptions: no dividend yield; an expected life of four years; expected volatility of 54.0%; and a risk free interest rate of 4.70%. We calculated a fair value of $0.877 for the May 15, 2006 option grant on the date of grant with the following assumptions: no dividend yield; an expected life of four years; an expected volatility of 54.6%; and a risk-free interest rate of 5.03%. We calculated a fair value of $1.742 for each July 27, 2006 director option grant on the date of the grant with the following assumptions: no dividend yield; an expected life of ten years; an expected volatility of 73.31%; and a risk free interest rate of 4.98%.

Our computation of expected volatility is based on historical volatility from our traded common stock. Due to our change in the contractual term and vesting period, we utilized the simplified method, defined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, to calculate the expected term for our 2006 employee grants. The expected term for our 2006 and 2007 director grants were calculated based on historical trend. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

NOTE 4
GOODWILL AND OTHER INTANGIBLE ASSETS

The following table is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2005, 2006, and 2007 (amounts in thousands). As a result of the acquisition of the PFNWR facility within our Nuclear Segment on June 13, 2007, we recorded $7,716,000 in goodwill within our Nuclear Segment (See “Note 5” below for goodwill recorded as result of the acquisition of PFNWR facility). We have no goodwill for our Industrial Segment (discontinued operations) as of December 31, 2007.

Goodwill	Nuclear Segment	Engineering Segment	Total
Balance as of December 31, 2004, 2005, and 2006	$—	$1,330	$1,330
Goodwill Recorded as Result of Acquisition	7,716	¾	7,716
Balance as of December 31, 2007	$7,716	$1,330	$9,046

The following table is a summary of changes in the carrying amount of permits for the years ended December 31, 2005, 2006, and 2007 (amounts in thousands). We recorded $4,500,000 in permit costs within our Nuclear Segment as result of the acquisition of our PFNWR facility on June 13, 2007 (See “Note 5” below for permit recorded as result of the acquisition of PFNWR facility). Our Engineering Segment has been excluded as it has no permits recorded. Our Industrial Segment, or discontinued operations, has had a balance of $2,369,000 in Permit costs since December 31, 2005.

Permit	Nuclear Segment
Balance as of December 31, 2004	$10,526
Permits in progress	293
Balance as of December 31, 2005	10,819
Permits in progress	206
Balance as of December 31, 2006	11,025
Permits in progress	111
Acquired Permit as Result of Acquisition	4,500
Balance as of December 31, 2007	$15,636

As result of classifying our Industrial Segment as discontinued operations in 2007, we performed internal financial valuations on the intangible assets of the Industrial Segment as a whole, based on the LOIs received, to test for impairment as required by SFAS 142. The only indefinite life intangible was permits of $2,369,000. We concluded that no intangible impairments existed as of December 31, 2007.

NOTE 5
BUSINESS ACQUISITION
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

Under the terms of the Merger Agreement, the purchase price paid by the Company in connection with the acquisition was $17.3 million, consisting of as follows:

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

(d)	Transaction costs totaling $0.9 million.

In addition to the above, the agreement contains a contingency of an earn-out amount not to exceed $4.4 million over a four year period (“Earn-Out Amount”). The earn-out amounts will be earned if certain annual revenue targets are met by the Company’s consolidated Nuclear Segment. The first $1.0 million of the earn-out amount, when earned, will be placed in an escrow account to satisfy certain indemnification obligations under the Merger Agreement of Nuvotec, PEcoS, and the shareholders of Nuvotec to Perma-Fix that are identified by Perma-Fix within the escrow period as provided in the Merger Agreement. The earn-out amount, if and when paid, will increase goodwill. As of December 31, 2007 the Company has not made or accrued any earn-out payments to Nuvotec shareholders because such revenue targets have not been met.

The acquisition was accounted for using the purchase method of accounting, pursuant to SFAS 141, “Business Combinations”. The consideration for the acquisition was attributed to net assets on the basis of the fair value of assets acquired and liabilities assumed as of June 13, 2007. The results of operations after June 13, 2007 have been included in the consolidated financial statements. The excess of the cost of the acquisition over the estimated fair value of the net tangible assets and intangible assets on the acquisition date, which amounted to $7.7 million, was allocated to goodwill which is not amortized but subject to an annual impairment test. The Company has not yet finalized the allocation of the purchase price to the net assets acquired in this acquisition. As such the estimated purchase price allocation is preliminary and subject to further revision. The following table summarizes the preliminary purchase price to the net assets acquired in this acquisition as of December 31, 2007.

(Amounts in thousands)
Cash	$2,300
Assumed debt	9,412
Installment payments	2,500
Common Stock of the Company	2,165
Transaction costs	908
Total consideration	$17,285

The following table presents the allocation of the preliminary acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed based on their estimated fair values:

(Amounts in thousands)

Current assets (including cash acquired of $249)	$2,837
Property, plant and equipment	14,978
Permits	4,500
Goodwill	7,716
Total assets acquired	30,031
Current liabilities	(8,978)
Non-current liabilties	(3,768)
Total liabilities assumed	(12,746)

Net assets acquired	$17,285

The results of operations of Nuvotec (n/k/a Perma-Fix Northwest, Inc.) and PEcoS (n/k/a Perma-Fix Northwest Richland, Inc.) have been included in Perma-Fix’s consolidated financial statements from the date of the closing of the acquisition, which was June 13, 2007. The following unaudited pro forma financial information presents the combined results of operations of combining Nuvotec and PEcoS and Perma Fix as though the acquisition had occurred as of the beginning of the periods presented. The pro forma financial information does not necessarily represent the results of operations that would have occurred had Nuvotec and PEcoS and Perma Fix been a single company during the periods presented, nor does Perma Fix believe that the pro forma financial information presented is necessarily representative of future operating results. As the acquisition was a stock transaction, none of the goodwill related to PFNWR is deductible for tax purposes.

(Amounts in Thousands, Except per Share Data)

	Year Ended December 31,
	(unaudited)	(unaudited)
	2007	2006
Net revenues	$58,540	$65,820
Net (loss) income	$(61)	$5,313
Net income per share from continuing operations- basic	$—	$.11
Net income per share from continuing operations- diluted	$—	$.11
Weighted average common shares outstanding - basic	52,549	48,157
Weighted average common shares outstanding - diluted	52,549	48,768

NOTE 6
DISCONTINUED OPERATIONS
Our discontinued operations encompass all of our facilities within our Industrial Segment. As previously discussed in “Note 1 – Description of Business and Basis of Presentation”, on May 25, 2007, our Industrial Segment met the held for sale criteria under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and therefore, certain assets and liabilities of the Industrial Segment are classified as discontinued operations in the Consolidated Balance Sheet, and we have ceased depreciation of the Industrial Segment’s long-lived assets classified as held for sale. The results of operations and cash flows of the Industrial Segment have been reported in the Consolidated Financial Statements as discontinued operations for all periods presented.

The following table summarizes the results of discontinued operations for the years ended December 31, 2007, 2006 and 2005. These results are included in our Consolidated Statements of Operations as part of our “Loss from discontinued operations, net of taxes”. Our “Loss from discontinued operations, net of taxes” for 2007 was impacted by a number of items as discussed below.

	For The Years Ended December 31,
(Amounts in Thousands)	2007	2006	2005

Net revenues	$30,407	$35,148	$41,489
Interest expense	$(213)	$(179)	$(96)
Operating loss from discontinued operations	$(9,727)	$(933)	$(762)
Income tax provision	—	$—	$—
Loss from discontinued operations	$(9,727)	$(933)	$(762)

A subsidiary within our Industrial Segment, PFD was defending a lawsuit styled Barbara Fisher v. Perma-Fix of Dayton, Inc., in the United States District Court, Southern District of Ohio (the “Fisher Lawsuit”). This citizen’s suit was brought under the Clean Air Act alleging, among other things, violations by PFD of state and federal clean air statutes connected with the operation of PFD’s facility located in Dayton, Ohio. As further previously disclosed, the U.S. Department of Justice, on behalf of the Environmental Protection Agency, intervened in the Fisher Lawsuit alleging, among other things, substantially similar violations alleged in the Fisher Lawsuit (the “Government’s Lawsuit”).

During December 2007, PFD and the federal government entered into a Consent Decree formalizing settlement of the government’s portion of the above described lawsuit, which Consent Decree was approved by the federal court during the first quarter of 2008. Pursuant to the Consent Decree, the settlement with the federal government resolved the government’s claims against PFD and requires PFD to:

·	pay a civil penalty of $360,000;

·	complete three supplemental environmental projects costing not less than $562,000 to achieve air emission controls that go above and beyond those required by any current environmental regulations.

·	implement a variety of state and federal air permit pollution control measures; and

·	take a variety of voluntary steps to reduce the potential for emissions of air pollutants.

During December 2007, PFD and Plaintiff, Fisher, entered into a Settlement Agreement formalizing settlement of the Plaintiff’s claims in the above lawsuit. The settlement with Plaintiff Fisher resolved the Plaintiff’s claims against PFD and, subject to certain conditions set forth in the Settlement Agreement, requires PFD to pay a total of $1,325,000. Our insurer has agreed to contribute $662,500 toward the settlement cost of the citizen’s suit portion of the litigation, which we received on March 13, 2008. Based on discussion with our insurer, our insurer will not pay any portion of the settlement with the federal government in the Government Lawsuit.

As of December 31, 2007, we have recorded a total of $1,625,000 of charges in our discontinued operations for settlement by PFD of the Fisher Lawsuit and the Government Lawsuit.

In connection with PFD’s sale of substantially all of its assets, as discussed in Note 19, “Subsequent Event”, the buyer has agreed to assume certain of PFD’s obligations under the Consent Decree and Settlement

Agreement, including, without limitation, PFD’s obligation to implement supplemental environmental projects costing not less than $562,000, implement a variety of state and federal air permit control measures and reduce the potential for emissions of air pollutants.

As previously reported, on April 12, 2007 our insurer agreed to reimburse PFD for reasonable defense costs of litigation incurred prior to our insurer’s assumption of the defense, but this agreement to defend and indemnify PFD was subject to the our insurer’s reservation of its rights to deny indemnity pursuant to various policy provisions and exclusions, including, without limitation, payment of any civil penalties and fines, as well as our insurer’s right to recoup any defense cost it has advanced if our insurer later determines that its policy provides no coverage. When, our insurer withdrew its prior coverage denial and agreed to defend and indemnify PFD in the above described lawsuits, subject to certain reservation of rights, we had incurred more than $2.5 million in costs in vigorously defending against the Fisher and the Government Lawsuits. To date, our insurer has reimbursed PFD approximately $2.5 million for legal defense fees and disbursements, which we recorded as a recovery within our discontinued operations in the second quarter of 2007. Partial reimbursement from our insurer of $750,000 was received on July 11, 2007. A second reimbursement of approximately $1.75 million was received on August 17, 2007. Our insurer has advised us that they will reimburse us for approximately another $82,000 in legal fees and disbursements, which we recorded as a recovery within our discontinued operations in the 4th quarter 2007. This reimbursement is subject to our insurer’s reservation of rights as noted above. On February 12, 2008, we received reimbursement of approximately $24,000 from our insurer. We anticipate receiving the remaining reimbursement by the end of the second quarter of 2008.

As events warranted, we performed an updated internal analysis on the tangible and intangible assets to test for impairment in the Industrial Segment as required by Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS 142, “Goodwill and Other Intangible Assets”. Our analysis, as required by SFAS 144, included the comparison of the offered sale price less cost to sell to the carrying value of the investment under each LOI separately. Based on our analysis, we concluded that the carrying value of the tangible assets for Perma-Fix Dayton, Inc., Perma-Fix of Treatment Services, Inc., Perma-Fix of Orlando, Inc., and Perma-Fix of South Georgia, Inc. facilities exceeded its fair value, less cost to sell. Consequently, in 2007, we recorded $2,727,000, $1,804,000, $507,000 and $1,329,000, respectively, in tangible asset impairment loss for each of the facilities, which are included in “Loss from discontinued operations, net of taxes” on our Consolidated Statements of Operations for the year ended December 31, 2007. We also performed financial valuations on the intangible assets of the Industrial Segment as a whole to test for impairment as required by SFAS 142. We concluded that no other tangible and intangible impairments existed as of December 31, 2007.

Assets related to discontinued operations total $14,341,000 and $22,750,000 as of December 31, 2007 and 2006, respectively, and liabilities related to discontinued operations total $11,949,000 and $10,632,000, as of December 31, 2007 and 2006, respectively.

The following table presents the Industrial Segment’s major classes of assets and liabilities of discontinued operations that are classified as held for sale as of December 31, 2007 and 2006. The held for sale asset and liabilities balances as of December 31, 2007 may differ from the respective balances at closing:

(Amounts in Thousands)	2007	2006

Account receivable, net (1)	$4,253	$5,768
Inventories	411	522
Other assets	2,902	3,179
Property, plant and equipment, net (2)	6,775	13,281
Total assets held for sale	$14,341	$22,750
Account payable	$2,403	$1,467
Accrued expenses and other liabilities	4,713	3,760
Note payable	820	830
Environmental liabilities	1,132	1,094
Total liabilities held for sale	$9,068	$7,151

(1) net of allowance for doubtful account of $269,000 and $247,000 for 2007 and 2006, respectively.
(2) net of accumulated depreciation of $12,408,000 and $13,341,000 for 2007 and 2006, respectively.

The following table presents the Industrial Segment’s major classes of assets and liabilities of discontinued operations, that are not held for sale as of December 31, 2007 and 2006:

(Amounts in Thousands)	2007	2006

Account receivable, net	$—	$—
Inventories	—	—
Other assets	—	—
Property, plant and equipment, net	—	—
Total assetsof discontinued operations	$—	$—
Account payable	$329	$665
Accrued expenses and other liabilities	1,287	1,433
Note payable	—	—
Environmental liabilities	1,265	1,383
Total liabilities of discontinued operations	$2,881	$3,481

Non Operational Facilities
The Industrial Segment includes two previously shut-down facilities which were presented as discontinued operations in prior years. These facilities include Perma-Fix of Pittsburgh (PFP) and Perma-Fix of Michigan (PFMI). Our decision to discontinue operations at PFP was due to our reevaluation of the facility and our inability to achieve profitability at the facility. During February 2006, we completed the remediation of the leased property and the equipment at PFP, and released the property back to the owner. Our decision to discontinue operations at PFMI was principally a result of two fires that significantly disrupted operations at the facility in 2003, and the facility’s continued drain on the financial resources of our Industrial Segment. As a result of the discontinued operations at the PFMI facility, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006. In September 2006, PFMI signed a Corrective Action Consent Order with the State of Michigan, requiring performance of studies and development and execution of plans related to the potential clean-up of soils in portions of the property. The level and cost of the clean-up and remediation are determined by state mandated requirements. Upon discontinuation of operations in 2004, we engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we estimated the cost of this environmental closure and remediation liability to be $2,464,000. During 2006, based on state-mandated criteria, we re-evaluated our required activities to close and remediate the facility, and during the quarter ended June 30, 2006, we began implementing the modified methodology to remediate the facility. As a result of the reevaluation and the change in methodology, we reduced the accrual by $1,182,000. We have spent approximately $710,000 for closure costs since September 30, 2004, of which $81,000 has been spent during 2007 and $74,000 was spent in 2006. In the 4th quarter of 2007, we reduced our reserve by $9,000 as a result of our reassessment of the cost of remediation. We have $563,000 accrued for the closure, as of December 31, 2007, and we anticipate spending $401,000 in 2008 with the remainder over the next five years. Based on the current status of the Corrective Action, we believe that the remaining reserve is adequate to cover the liability.

As of December 31, 2007, PFMI has a pension payable of $1,287,000. The pension plan withdrawal liability, is a result of the termination of the union employees of PFMI. The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period. This obligation is recorded as a long-term liability, with a current portion of $158,000 that we expect to pay over the next year.

NOTE 7
PREFERRED STOCK ISSUANCE AND CONVERSION

Series B Preferred Stock
As partial consideration of the M&EC Acquisition, M&EC issued shares of its Series B Preferred Stock to stockholders of M&EC having a stated value of approximately $1,285,000. No other shares of M&EC's Series B Preferred Stock are outstanding. The Series B Preferred Stock is non-voting and non-convertible, has a $1.00 liquidation preference per share and may be redeemed at the option of M&EC at any time after one year from the date of issuance for the per share price of $1.00. Following the first 12 months after the original issuance of the Series B Preferred Stock, the holders of the Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of M&EC out of legally available funds, dividends at the rate of 5% per year per share applied to the amount of $1.00 per share, which shall be fully cumulative. We began accruing dividends for the Series B Preferred Stock in July 2002, and have accrued a total of approximately $354,000 since July 2002, of which $64,000 was accrued in each of the years ended December 31, 2003 to 2007.

Series 17 Preferred
As of January 1, 2002, Capital Bank held 2,500 shares of the Company’s Series 17 Preferred Stock, as agent for certain of its accredited investors. The Series 17 Preferred was convertible into shares of Common Stock at any time at a conversion price of $1.50 per share, subject to adjustment as set forth in the Certificate of Designations relating to the Series 17 Preferred. The Series 17 Preferred had a “stated value” of $1,000 per share.

On September 30, 2005, the Company received a notice from Capital Bank GRAWE Gruppe, AG, dated September 26, 2005, to convert the 2,500 issued and outstanding shares of the Company's Series 17 Class Q Convertible Preferred Stock (“Series 17”). Pursuant to the terms of the Series 17, the conversion resulted in the issuance of 1,666,667 shares of the Company's common stock, $.001 par value (“Common Stock”) to Capital Bank, as agent for certain of its investors. In addition to $125,000 of dividends paid in cash during 2005, the final dividend due on the Series 17 of approximately $30,000 for the period from July 1, 2005 through the conversion date was paid in cash in October 2005. For the year ended December 31, 2005, dividends on the Series 17 were $92,000.

NOTE 8
LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2007 and 2006:

(Amounts in Thousands)	December 31, 2007	December 31, 2006
Revolving Credit facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at prime rate plus ½% (8.00% at December 31, 2007), balance due in September 2009.	$6,851	$	¾
Term Loan dated December 22, 2000, payable in equal monthly installments of principal of $83, balance due in September 2009, variable interest paid monthly at prime rate plus 1% (8.50% at December 31, 2007).	4,500		5,500
Promissory Note dated June 25, 2001, payable in semiannual installments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable law rate determined under the IRS Code Section (10.0% on December 31, 2007) and is payable in one lump sum at the end of installment period.	635		1,434
Promissory Note dated June 25, 2007, payable in monthly installments of principal of $160 starting July 2007 and $173 starting July 2008, variable interest paid monthly at prime rate plus 1.125% (8.625% at December 31, 2007)	3,039		¾
Installment Agreement in the Agreement and Plan of Merger with Nuvotec and PEcoS, dated April 27, 2007, payable in three equal yearly installment of principal of $833 beginning June 2009. Interest accrues at annual rate of 8.25% on outstanding principal balance starting June 2007 and payable yearly starting June 2008	2,500		¾
Installment Agreement dated June 25, 2001, payable in semiannual installments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable law rate determined under the Internal Revenue Code Section (10.0% on December 31, 2007) and is payable in one lump sum at the end of installment period.	153		353
Various capital lease and promissory note obligations, payable 2007 to 2012, interest at rates ranging from 5.0% to 13.9%.	1,158		1,042
	18,836		8,329
Less current portion of long-term debt	15,292		2,092
Less long-term debt related to assets held for sale	820		830
	$2,724		$5,407

Revolving Credit and Term Loan Agreement
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement (“Agreement”) with PNC Bank, National Association, a national banking association (“PNC”) acting as agent (“Agent”) for lenders, and as issuing bank. The Agreement initially provided for a term loan (“Term Loan”) in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005. The Agreement also provided for a revolving line of credit (“Revolving Credit”) with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary. Our revolving credit and term loan are collateralized by substantially all of the assets of the Company, excluding the assets of PFNWR.

Effective March 25, 2005, the Company and PNC entered into an amended agreement (“Amendment No. 4”), which, among other things, extends the $25 million credit facility through May 31, 2008. The other terms of the credit facility remain principally unchanged, as a result of the amendment, with the exception of a 50 basis point reduction in the variable interest rate on both loans. As of December 31, 2007, the excess availability under our Revolving Credit was $5,700,000 based on our eligible receivables.

On June 29, 2005, we entered into an amendment (“Amendment No. 5”) to the Agreement. Pursuant to Amendment No. 5, PNC increased our Term Loan by approximately $4.4 million, resulting in a Term Loan of $7 million. Under Amendment No. 5, the Term Loan continues to be payable in monthly installments of approximately $83,000, plus accrued interest, with the remaining unpaid principal balance and accrued interest, payable in May 2008, upon termination of the amended Agreement. As part of Amendment No. 5, certain of our subsidiaries have modified or granted mortgages to PNC on their facilities, in addition to the collateral previously granted to PNC under the Agreement. All other terms and conditions to the Agreement, remain principally unchanged. We used the additional loan proceeds to prepay a $3.5 million unsecured promissory note, which was due and payable in August 2005, and the balance was used for general working capital. As a condition of Amendments No. 4 and 5, we expensed the $140,000 fee to PNC.

Pursuant to the Agreement, as amended, the Term Loan bears interest at a floating rate equal to the prime rate plus 1%, and the Revolving Credit at a floating rate equal to the prime rate plus ½%. We are subject to a prepayment fee of 1% until March 25, 2006, and ½% until March 25 if we elect to terminate the Agreement with PNC.

On June 12, 2007, we entered into Amendment No. 6 with PNC. Pursuant to Amendment No. 6, PNC provided Consent to the Company’s acquisition of Nuvotec (n/k/a Perma-Fix Northwest, Inc.) and its wholly owned subsidiary, PEcoS (n/k/a Perma-Fix Northwest Richland, Inc.), which was completed on June 13, 2007. PNC also provided consent for the Company to issue a corporate guaranty for a portion of the debt being assumed as result of the acquisition. In addition, the Amendment provided us with an additional $2,000,000 of availability via a sub-facility within our secured revolver loan. The availability from this sub-facility will be amortized at a rate of $83,333 per month.

On July 18, 2007, we entered into Amendment No. 7 with PNC, which extended the due date of the $25 million credit facility entered into on December 22, 2000 from May 31, 2008 to August 29, 2008. Pursuant to the term of the Amendment, we may terminate the agreement upon 60 days’ prior written notice upon payment in full of the obligation.

On November 2, 2007, we entered into Amendment No. 8 with PNC, which extended the due date of the $25 million credit facility from August 29, 2008 to November 27, 2008. Pursuant to the term of the Amendment, we may terminate the agreement upon 60 days’ prior written notice upon payment in full of the obligation.

On December 18, 2007, we entered into Amendment No. 9 with PNC , which entitled the Company to pay off the collateralized property sold from the sales proceeds upon the sale of each of the Industrial Segment facility, with any remaining proceeds to be used to pay off the term note and the revolver in such order. As a condition of the amendment, we paid $10,000 fee to PNC.

On March 26, 2008, we entered into Amendment No. 10 with PNC, which extended the due date of the $25 million credit facility from November 27, 2008 to September 30, 2009. Pursuant to the amendment, we may terminate the agreement upon 60 days’ prior written notice upon payment in full of the obligation. The amendment also waived the Company’s violation of the fixed charge coverage ratio as of December 31, 2007, as discussed below. In addition, the amendment changed our present covenant to exclude certain allowable charges in determining our minimum fixed charge coverage ratio. As a condition to this amendment, we have agreed to pay PNC a fee of $25,000.

Our credit facility with PNC contains financial covenants. A breach of any of these covenants, unless wavied by PNC, could result in a default under our credit facility triggering our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. In the past, none of our covenants have been restrictive to our operations; however, in 2007, our fixed charge coverage ratio fell below the minimum requirement pursuant to the covenant. We have obtained a waiver from our lender for this non-compliance as of December 31, 2007. At this time however, we do not expect to be in compliance with the fixed charge coverage ratio as of the end of the first and second quarters of 2008 and, as a result, we were required under generally accepted accounting principles to reclassify the long term portion of this debt to current. Furthermore, we have a cross default provision on our 8.625% KeyBank National Association promissory note and have reclassified the long term portion of that debt to current as well. If we are unable to meet the fixed charge coverage ratio in the future, we believe that our lender will waive this non-compliance or will revise this covenant so that we are in compliance; however, there is no assurance that we will be able to secure a waiver or revision from our lender. If we fail to meet our fixed charge coverage ratio in the future and our lender does not waive the non-compliance or revise this convenant so that we are in compliance, our lender could accelerate the repayment of borrowings under our credit facility. In the event that our lender accelerates the payment of our borrowing, we may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness. In addition to the waiver that we have obtained from our lender for our non-compliance of our fixed charge coverage ratio as of December 31, 2007, our lender has amended our present covenant to exclude certain allowable charges in determining our minimum fixed charge coverage ratio. This amendment may improve our ability to maintain compliance of the fixed charge coverage ratio in the future.

Promissory Notes
In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation (“PDC”), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The note is due on December 31, 2008, with principal repayment of $400,000 to be made in June 2008 and the remaining $235,000 to be made by December 31, 2008. Interest is accrued at the applicable law rate (“Applicable Rate”) pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended (10% on December 31, 2007) and payable in one lump sum at the end of the loan period. On December 31, 2007, the outstanding balance was $2,704,000 including accrued interest of approximately $2,069,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

In conjunction with our acquisition of Nuvotec (n/k/a Perma-Fix of Northwest, Inc.) and PEcoS (n/k/a Perma-Fix of Northwest Richland, Inc.), (collectively called “PFNWR”) which was completed on June 13, 2007, we entered into a promissory note for a principal amount of $4.0 million to KeyBank National Association, dated June 13, 2007, which represents debt assumed by us as result of the acquisition. The promissory note is payable over a two years period with monthly principal repayment of $160,000 starting July 2007 and $173,000 starting July 2008, along with accrued interest. Interest is accrued at prime rate plus 1.125%. On December 31, 2007, the outstanding principal balance was $3,039,000 and has been classified as current due to this note’s cross provisions addressed above. This note is collateralized by the assets of PFNWR as agreed to by PNC Bank and the Company.

Installment Agreement
Additionally, M&EC entered into an installment agreement with the Internal Revenue Service (“IRS”) for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The agreement is due on December 31, 2008, with principal repayments of approximately $100,000 to be made in June 2008 and the remaining $53,000 to be made by December 31, 2008. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On December 31, 2007, the rate was 10%. On December 31, 2007, the outstanding balance was $652,000 including accrued interest of approximately $499,000.

Additionally, in conjunction with our acquisition of PFNWR, we agreed to pay shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2.5 million, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011. Interest is accrued on outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011. As of December 31, 2007, we had accrued interest of approximately $110,000.

Notwithstanding our $11,403,000 reclassification from long-term to current as described above and in Note 20, the aggregate approximate amount of the maturities of long-term debt maturing in future years as of December 31, 2007 for our continuing operations, are $3,889,000 in 2008; $12,328,000 in 2009; $899,000 in 2010; $890,000 in 2011, and $10,000 in 2012. Our reclassification to current results in the shifting of maturities from 2009 to 2008 by $11,403,000. Debt related to assets held for sale totals $820,000 at December 31, 2007 and is due as follows: $403,000 in 2008; $180,000 in 2009; $110,000 in 2010; $87,000 in 2011; $39,000 in 2012; and $1,000 in 2013.

Capital Leases
The following table lists components of the capital leases as of December 31, 2007 of our continuing operations (in thousands):

	Captial Leases	Operating Leases
Year ending December 31:
2008	$114	$677
2009	92	575
2010	65	486
2011	57	357
2012	10	150
Later years beyond	―	―
Total Minimum Lease Payments	338	$2,245
Less amount representing interest (effective interest rate of 8.572%)	(49)
Less estimated executory costs	―
Net minimum lease payments	289
Less current installments of obligations under capital leases	114
Obligations under capital leases excluding current installments	$175

As of December 31, 2007, our capital leases for our discontinued operations totals $820,000 and is due as follow: $403,000 in 2008; $180,000 in 2009; $110,000 in 2010; $87,000 in 2011; $39,000 in 2012; and $1,000 in 2013. Total future payment for the operating leases of our discontinued operations totals $2,006,000 and is due as follow: $544,000 in 2008; $455,000 2009; $387,000 in 2010; $372,000 in 2011; $200,000 in 2012; $41,000 in 2013; and $7,000 in 2014.

NOTE 9
ACCRUED EXPENSES

Accrued expenses at December 31 include the following (in thousands):

	2007	2006
Salaries and employee benefits	$3,106	$3,031
Accrued sales, property and other tax	469	722
Interest payable	2,769	44
Insurance payable	2,263	62
Other	600	891
Total accrued expenses	$9,207	$4,750

NOTE 10
ACCRUED CLOSURE COSTS

We accrue for the estimated closure costs as determined pursuant to RCRA guidelines for all fixed-based regulated operating and discontinued facilities, even though we do not intend to or have present plans to close any of our existing facilities. The permits and/or licenses define the waste, which may be received at the facility in question, and the treatment or process used to handle and/or store the waste. In addition, the permits and/or licenses specify, in detail, the process and steps that a hazardous waste or mixed waste facility must follow should the facility be closed or cease operating as a hazardous waste or mixed waste facility. Closure procedures and cost calculations in connection with closure of a facility are based on guidelines developed by the federal and/or state regulatory authorities under RCRA and the other appropriate statutes or regulations promulgated pursuant to the statutes. The closure procedures are very specific to the waste accepted and processes used at each facility. We recognize the closure cost as a liability on the balance sheet. Since all our facilities are acquired facilities, the closure cost for each facility was recognized pursuant to a business combination and recorded as part of the purchase price allocation of fair value to identifiable assets acquired and liabilities assumed.

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

During 2007, the accrued long-term closure cost increased by $3,914,000 to a total of $8,739,000 as compared to the 2006 total of $4,825,000 for our continuing operations. This increase is principally a result of normal inflation factor increases as well as the initial establishment of closure cost accrual for our newly acquired PFNWR facility of $3,768,000. The accrued long-term closure cost increased by $22,000 for our discontinued operations to a total of $589,000 in 2007 as compared to the 2006 total of $567,000 as result of normal inflation factor increases.

NOTE 11
ENVIRONMENTAL LIABILITIES

We have various remediation projects, which are currently in progress at certain of our permitted Industrial Segment facilities (discontinued operations) owned and operated by our subsidiaries. These remediation projects principally entail the removal/remediation of contaminated soil and, in some cases, the remediation of surrounding ground water. Five of the remedial clean-up projects in question were an issue for that facility for years prior to our acquisition of the facility and were recognized pursuant to a business combination and recorded as part of the purchase price allocation to assets acquired and liabilities assumed. Three of the facilities, (PFD, PFM, and PFSG) are RCRA permitted facilities, and as a result, the remediation activities are closely reviewed and monitored by the applicable state regulators. Additionally, we recorded environmental liabilities upon acquisition of PFMD and PFP in March 2004, which are not RCRA permitted facilities. We have recognized our best estimate of such environmental liabilities upon the acquisition of these five facilities, as part of the acquisition cost. In the normal course of our business, the operations will on occasion create a minor environmental remediation issue, which will be evaluated and a corresponding remedial liability recorded. Minor environmental remediation liabilities were recognized and recorded for the PFTS facility during 2004. As further discussed in the discontinued operations footnote, we accrued environmental liabilities for PFMI, one of our two non-operating discontinued operations. See “Note 6” – “Discontinued Operations”.

At December 31, 2007, we had accrued environmental liabilities totaling $2,873,000, which reflects a decrease of $405,000 from the December 31, 2006, balance of $3,278,000. The decrease is a result of payments on the remediation projects and decrease in our reserve due to our reevaluation of our remediation estimates and requirements. With the impending divestiture of our Industrial Segment, we anticipate the environmental liabilities for all the facilities noted below will be part of the divestiture with the exception of PFM, PFD, and PFMI, which will remain the financial obligations of the Company.

The December 31, 2007 current and long-term accrued environmental balance is recorded as follows:

	Current	Long-term
	Accrual	Accrual	Total
PFD	$285,000	$417,000	$702,000
PFM	225,000	251,000	476,000
PFSG	250,000	454,000	704,000
PFTS	7,000	30,000	37,000
PFMD	—	391,000	391,000
PFMI	401,000	162,000	563,000
Total Liability	$1,168,000	$1,705,000	$2,873,000

PFD
In June 1994, we acquired from Quadrex Corporation and/or a subsidiary of Quadrex Corporation (collectively, “Quadrex”) three treatment, storage and disposal companies, including the PFD facility. The former owners of PFD had merged EPS with PFD, which was subsequently sold to Quadrex. Through our acquisition of PFD in 1994 from Quadrex, we were indemnified by Quadrex for costs associated with remediating this facility leased by PFD (“Leased Property”) but never used or operated by PFD, which entails remediation of soil and/or groundwater restoration. The Leased Property used by EPS to operate its facility is separate and apart from the property on which PFD's facility is located. In conjunction with the subsequent bankruptcy filing by Quadrex, and our recording of purchase accounting for the acquisition of PFD, we recognized an environmental liability of approximately $1,200,000 for the remediation of this leased facility. This facility has pursued remedial activities for the past nine years and after evaluating various technologies, is seeking approval from appropriate governmental authority for the final remedial process. During 2007, we incurred remedial expenditures of $28,000, which reduced the reserve. We have $702,000 accrued for the closure as of December 31, 2007, and we anticipate spending $285,000 in 2008 with the remainder over the next four years. The Company has retained this liability upon the sale of PFD in March 2008.

PFM
Pursuant to our acquisition, effective December 31, 1993, of Perma-Fix of Memphis, Inc. (f/k/a American Resource Recovery, Inc.), we assumed certain liabilities relative to the removal of contaminated soil and to undergo groundwater remediation at the facility. Prior to our ownership of Perma-Fix of Memphis, Inc., the owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities. The groundwater remediation at this facility has been ongoing since approximately 1990. With approval of a remediation approach in 2006, Perma-Fix of Memphis, Inc. began final remediation of this facility in 2007. In 2007, we incurred remediation expenditure of $323,000 and decreased our reserve by $2,000. We have $476,000 accrued for the closure as of December 31, 2007, and we anticipate spending $225,000 in 2008 with the remainder over the next four years.

PFSG
During 1999, we recognized an environmental accrual of $2,199,000, in conjunction with the acquisition of PFSG. This amount represented our estimate of the long- term costs to remove contaminated soil and to undergo groundwater remediation activities at the PFSG acquired facility in Valdosta, Georgia. PFSG have over the past four years, completed the initial valuation, and selected the remedial process to be utilized. Approval to proceed with final remediation has not yet been received from the appropriate agency. Remedial activities began in 2003. In 2007, we increased our reserve by approximately $53,000, a result of reassessment on the cost of remediation, which was partially offset by expenditures of $15,000. We have $704,000 accrued for the closure, as of December 31, 2007, and we anticipate spending $250,000 in 2008 with the remainder over the next five years.

PFTS
In conjunction with an oil spill, we accrued approximately $69,000 to remediate the contaminated soil and ground water at this location. For the year ended December 31, 2007, we did not incur any remediation expense or make any adjustments to our remediation reserve. We have $37,000 accrued for the closure as of December 31, 2007, and we anticipate spending $7,000 in 2008 with the remainder over the next four years.

PFMI
As a result of the discontinued operations at the PFMI facility, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006. In September 2006, PFMI signed a Corrective Action Consent Order with the State of Michigan, requiring performance of studies and development and execution of plans related to the potential clean-up of soils in portions of the property. The level and cost of the clean-up and remediation are determined by state mandated requirements. Upon discontinuation of operations in 2004, we engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we estimated the cost of this environmental closure and remediation liability to be $2,464,000. During 2006, based on state-mandated criteria, we re-evaluated our required activities to close and remediate the facility, and during the quarter ended June 30, 2006, we began implementing the modified methodology to remediate the facility. As a result of the reevaluation and the change in methodology, we reduced the accrual by $1,182,000. We have spent approximately $710,000 for closure costs since September 30, 2004, of which $81,000 has been spent during 2007 and $74,000 was spent in 2006. In the 4th quarter of 2007, we reduced our reserve by $9,000 as a result of our reassessment of the cost of remediation. We have $563,000 accrued for the closure, as of December 31, 2007, and we anticipate spending $401,000 in 2008 with the remainder over the next five years. Based on the current status of the Corrective Action, we believe that the remaining reserve is adequate to cover the liability.

PFMD
In conjunction with the acquisition of PFMD in March 2004, we accrued for long-term environmental liabilities of $391,000 as a best estimate of the cost to remediate the hazardous and/or non-hazardous contamination on certain properties owned by PFMD. This balance remained $391,000 at December 31, 2007. As previously discussed, we sold substantially all of the assets of the Maryland facility during the first part of 2008. In connection with this sale, the buyer agreed to assume all obligations and liabilities for environmental conditions at the Maryland facility except for fines, assessments, or judgments to governmental authorities prior to the closing of the transaction or third party tort claims existing prior to the closing of the sale.

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

NOTE 12
INCOME TAXES

Income tax from the continuing operations for the years ended December 31, consisted of the following (in thousands):

	2007	2006	2005
Current:
Federal	$—	$83	$50
State	—	424	382
Total income tax expense	$—	$507	$432

We had temporary differences and net operating loss carry forwards, which gave rise to deferred tax assets and liabilities at December 31, as follows (in thousands):

	2007	2006
Deferred tax assets:
Net operating losses	$7,724	$5,315
Environmental and closure reserves	2,770	1,896
Impairment of assets	10,015	7,611
Other	2,167	1,582
Valuation allowance	(14,237)	(10,970)
Deferred income tax assets	$8,439	$5,434
Deferred tax liabilities:
Depreciation and amortization	(8,439)	(5,434)
Total deferred income tax liability	—	—
Net deferred income tax asset	$—	$—

An overall reconciliation between the expected tax benefit using the federal statutory rate of 34% and the provision for income taxes as reported in the accompanying consolidated statements of operations is provided below. On a percentage basis, the reconciliation approximates that of continuting operations as well.

	2007	2006	2005
Tax (benefit) expense at statutory rate	$(3,131)	$1,831	$1,400
State taxes, net of federal benefit	114	153	252
Permanent items	573	—	—
Other	30	284	(39)
Increase (decrease) in valuation allowance	2,414	(1,761)	(1,181)
Provision for income taxes	$—	$507	$432

Effective January 1, 2007, the Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN No. 48 did not result in the identification of material uncertain tax positions through December 31, 2007.

The Company has provided a valuation allowance on substantially all of its deferred tax assets. The Company will continue to monitor the realizability of these net deferred tax assets and will reverse some or all of the valuation allowance as appropriate. In making this determination, the Company considers a number of factors including whether there is a historical pattern of consistent and significant profitability in combination with the Company’s assessment of forecasted profitability in the future periods. Such patterns and forecasts allow us to determine whether our most significant deferred tax assets such as net operating losses will more likely than not be realizable in future years, in whole or in part. These deferred tax assets in particular will require us to generate significant taxable income in the applicable jurisdictions in future years in order to recognize their economic benefits. At this point, the Company does not believe that it has enough positive evidence to conclude that some or all of the valuation allowance on deferred tax assets should be reversed. However, facts and circumstances could change in future years and at such point the Company may reverse the allowance as appropriate. Our valuation allowance increased (decreased) by approximately$2,414,000, $(1,761,000), and $(1,181,000) for the years ended December 31, 2007, 2006, and 2005, respectively, which represents the effect of changes in the temporary differences and net operating losses (NOLs), as amended. Included in deferred tax assets is an impairment of assets for $10,015,000, of which approximately $7,162,000 is in conjunction with our acquisition of DSSI in August 2000 and approximately $2,853,000 is in conjunction with impairment of assets related to our discontinued operations. This deferred tax asset is a result of an impairment charge related to fixed assets and goodwill of approximately $25,155,000 recorded by DSSI in 1997 prior to our acquisition of DSSI. We have recorded approximately $7,855,000 of asset impairment related to the discontinued operations of our Industrial Segment, of which $6,367,000 and $1,488,000 was recorded in 2007 and 2006, respectively. This write-off will not be deductible for tax purposes until the assets are disposed.

We have estimated net operating loss carryforwards (NOL's) for federal income tax purposes of approximately $22,719,000 at December 31, 2007 for continuing operations. These net operating losses can be carried forward and applied against future taxable income, if any, and expire in the years 2008 through 2024. However, as a result of various stock offerings and certain acquisitions, the use of these NOLs will be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. According to Section 382, we have approximately $11.8 million in total NOLs available to offset consolidated taxable income for the tax year ended December 31, 2007. Additionally, NOLs may be further limited under the provisions of Treasury Regulation 1.1502-21 regarding Separate Return Limitation Years.

NOTE 13
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

Purchase Period	Proceeds	Shares Purchased

July 1 – December 31, 2004	$47,000	31,287
January 1 – June 30, 2005	51,000	33,970
July 1 – December 31, 2005	44,000	31,123
	$142,000	96,380

On May 15, 2006, the Board of Directors of the Company terminated the 2003 Employee Stock Purchase Plan due to lack of employee participation and the cost of managing the plan. The Plan allows the Board of Directors to terminate the Plan at anytime without prior notice to the participants and without liability to the participants. A total of 96,380 shares had been purchased under the Plan prior to the Plan’s termination, of which 65,257 shares of our Common Stock were issued in 2005 and 31,123 shares of Common Stock were issued in 2006. Upon termination of the Plan, the balance, if any, then standing to the credit of each participant in the participant stock purchase stock purchase account was refunded to the participant.

Employment Options
During October 1997, Dr. Centofanti, our current Chairman of the Board, President and Chief Executive Officer, entered into an Employment Agreement, which expired in October 2000 and provided for, the issuance of Non-qualified Stock Options (“Non-qualified Stock Options”). The Non-qualified Stock Options provide Dr. Centofanti with the right to purchase an aggregate of 300,000 shares of Common Stock as follows: (i) after one year 100,000 shares of Common Stock at a price of $2.25 per share, (ii) after two years 100,000 shares of Common Stock at a price of $2.50 per share, and (iii) after three years 100,000 shares of Common Stock at a price of $3.00 per share. The 300,000 Non-qualified Stock Options expired and were forfeited by Dr. Centofanti in October 2007.

Stock Option Plans
On December 16, 1991, we adopted a Performance Equity Plan (the “Plan”), under which 500,000 shares of our Common Stock is reserved for issuance, pursuant to which officers, directors and key employees are eligible to receive incentive or Non-qualified stock options. Incentive awards consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards. Incentive stock options granted under the Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the market price of the Common Stock on the date of grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the then-outstanding shares of Common Stock may not exceed five years and the exercise price may not be less than 110% of the market price of the Common Stock on the date of grant. All grants of options under the Performance Equity Plan have been made at an exercise price equal to the market price of the Common Stock at the date of grant. On December 16, 2001, the Plan expired. No new options will be issued under the Plan, but the options issued under the Plan prior to the expiration date will remain in effect until their respective maturity dates.

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

Effective July 28, 2004, we adopted the 2004 Stock Option Plan, which was approved by our stockholders at the Annual Meeting of Stockholders on such date. The plan provides for the grants of options to selected officers and employees, including any employee who is also a member of the Board of Director of the Company. A maximum of 2,000,000 shares of our Common Stock are authorized for issuance under this plan in the form of either incentive or non-qualified stock options. The option grants under the plan are exercisable for a period of up to 10 years from the date of grant at an exercise price of not less than market price of the Common Stock at grant date.

Effective on January 1, 2006, we began accounting for employee and director stock options pursuant to SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pursuant to our adoption of SFAS 123R we began recognizing compensation expense for all unvested stock options. Prior to adopting SFAS 123R we applied APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for options issued to employees and directors. Accordingly, prior to 2006, no compensation cost was recognized for options granted to employees and directors at exercise prices, which equaled or exceeded the market price of our Common Stock at the date of grant. Pursuant to the standards in SFAS 123R and our belief that it is in the best interest of our stockholders to reduce future compensation expense, in July 2005 we accelerated the vesting of all unvested employee stock options outstanding at that date. As of December 31, 2007, we have 659,334 unvested options outstanding. See “Note 2” for further discussion on SFAS 123R.

During 2007, we issued 234,927 shares of our Common Stock upon exercise of 237,225 employee stock options, at exercise prices from $1.25 to $2.19 per share. An optionee surrendered 2,298 shares of personally held Common Stock of the Company as payment for the exercise of the 4,000 options. Total proceeds received during 2007 for option exercises totaled approximately $418,000. We issued 433,500 shares of our Common Stock upon exercise of 433,500 employee options in 2006, resulting in total proceeds of approximately $575,000. During 2005, we issued 55,800 shares of Common Stock upon exercise of 55,800 employee options, resulting in total proceeds of approximately $70,000.

Summary of the status of options under the plans as of December 31, 2007, 2006, and 2005 and changes during the years ending on those dates is presented below:

	2007			2006			2005
	Shares	Weighted Average Exercise Price	Intrinsic Value (a)	Shares	Weighted Average Exercise Price	Intrinsic Value (a)	Shares	Weighted Average Exercise Price	Intrinsic Value (a)
Performance Equity Plan:
Balance at beginning of year	12,000	$1.25	$—	27,000	$1.16	$—	35,600	$1.18	$—
Exercised	(3,000)	1.25	5,470	(14,000)	1.07	12,940	(8,600)	1.25	10,576
Forfeited	—	—	—	(1,000)	1.25	—	—	—	—
Balance at end of year	9,000	1.25	5,470	12,000	1.25	12,940	27,000	1.16	10,576
Options exercisable at year end	9,000	1.25	—	12,000	1.25	—	27,000	1.16	—

Non-qualified Stock Option Plan:
Balance at beginning of year	1,297,750	$1.85	$—	1,989,250	$1.78	$—	2,151,850	$1.81	$—
Granted	—	—	—	—	—	—	—	—	—
Exercised	(119,391)	1.91	112,546	(419,500)	1.34	287,328	(37,200)	1.21	43,112
Forfeited	(3,500)	1.72	—	(272,000)	2.13	—	(125,400)	2.51	—
Balance at end of year	1,174,859	1.85	112,546	1,297,750	1.85	287,328	1,989,250	1.78	43,112
Options exercisable at year end	1,174,859	1.85	1.85	1,297,750	1.85	—	1,989,250	1.78	—

1992 Outside Directors Stock Plan:
Balance at beginning of year	165,000	$2.05	$—	200,000	$2.00	$—	220,000	$2.11	$—
Granted	—	—	—	—	—	—	—	—	—
Forfeited	(15,000)	2.13	—	(35,000)	1.75	—	(20,000)	3.25	—
Balance at end of year	150,000	2.04	—	165,000	2.05	—	200,000	2.00	—
Options exercisable at year end	150,000	2.04	—	165,000	2.05	—	200,000	2.00	—

2003 Outside Directors Stock Plan:
Balance at beginning of year	324,000	$1.94	$—	234,000	$1.85	$—	162,000	$1.86	$—
Granted	102,000	2.95	—	90,000	2.15	—	72,000	1.84	—
Balance at end of year	426,000	2.18	—	324,000	1.94	—	234,000	1.86	—
Options exercisable at year end	324,000	1.94	—	234,000	1.85	—	162,000	1.86	—
Weighted average fair value of options granted during the year at exercise prices which equal market price of stock at date of grant	102,000	2.30	—	90,000	1.74	—	72,000	1.08	—

2004 Stock Option Plan:
Balance at beginning of year	1,018,000	$1.82	$—	96,500	$1.44	$—	106,500	$1.44	$—
Granted	—	—	—	978,000	1.86	—	—	—	—
Exercised	(114,834)	1.68	134,901	—	—	—	(10,000)	1.44	11,120
Forfeited	(72,999)	1.86	—	(56,500)	1.77	—	—	—	—
Balance at end of year	830,167	1.84	134,901	1,018,000	1.82	—	96,500	1.44	—
Options exercisable at year end	272,833	1.80	—	85,000	1.44	—	96,500	—	—
Weighted average fair value of options granted during the year at exercise prices which equal market price of stock at date of grant	—	—	—	978,000.87		—	—	—	—

(a) Represents the difference between the market price and the exercise price at date of exercise.

The following table summarizes information about options under the plans outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Description and Range of Exercise Prices	Number Outstanding At Dec. 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At Dec. 31, 2007	Weighted Average Exercise Price
Performance Equity Plan:
1998 Awards ($1.25)	9,000	.8 years	$1.25	9,000	$1.25
	9,000	.8 years	1.25	9,000	1.25
Non-Qualified Stock Option Plan:
1998 Awards ($1.25)	20,000	.8 years	1.25	20,000	1.25
2000 Awards ($1.25-$1.50)	185,000	2.3 years	1.27	185,000	1.27
2001 Awards ($1.75)	487,000	3.3 years	1.75	487,000	1.75
2003 Awards ($2.19)	482,859	5.2 years	2.19	482,859	2.19
	1,174,859	3.8 years	1.85	1,174,859	1.85

2004 Stock Option Plan:
2004 Awards ($1.44)	37,500	6.8 years	1.44	37,500	1.44
2006 Awards ($1.85-$1.86)	792,667	4.2 years	1.86	235,333	1.86
	830,167	4.3 years	1.84	272,833	1.80

1992 Outside Directors Stock Option Plan:
1998 Awards ($1.375)	15,000	.4 years	1.38	15,000	1.38
1999 Awards ($1.22-$1.25)	35,000	1.7 years	1.24	35,000	1.24
2000 Awards ($1.69)	15,000	2.9 years	1.69	15,000	1.69
2001 Awards ($2.43-$2.75)	30,000	3.6 years	2.59	30,000	2.59
2002 Awards ($2.58-$2.98)	40,000	4.6 years	2.73	40,000	2.73
2003 Awards ($2.02)	15,000	5.3 years	2.02	15,000	2.02
	150,000	3.2 years	2.04	150,000	2.04

2003 Outside Directors Stock Plan:
2003 Awards ($1.99)	90,000	5.6 years	1.99	90,000	1.99
2004 Awards ($1.70)	72,000	6.6 years	1.70	72,000	1.70
2005 Awards ($1.84)	72,000	7.6 years	1.84	72,000	1.84
2006 Awards ($2.15)	90,000	8.6 years	2.15	90,000	2.15
2007 Awards ($2.95)	102,000	9.6 years	2.95	¾	¾
	426,000	8.1 years	2.18	324,000	1.94

The summary of the Company’s total Plans, as noted on the previous page, as of December 31, 2007 and changes during the period then ended is presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding January 1, 2007	2,816,750	$1.86
Granted	102,000	2.95
Exercised	(237,225)	1.79
Forfeited	(91,499)	1.90
Options outstanding end of period	2,590,026	$1.91	4.6 years	$1,516,720
Options exerciseable at December 31, 2007	1,930,692	$1.87	4.4 years	$1,176,079
Options vested and expected to vest at December 31, 2007	2,548,319	$1.91	4.6 years	$1,491,278

Shares Reserved
At December 31, 2007, we have reserved approximately 2.6 million shares of Common Stock for future issuance under all of the above option arrangements.

Warrants
We have issued various Warrants pursuant to acquisitions, private placements, debt and debt conversion and to facilitate certain financing arrangements. The Warrants principally are for a term of three to five years and entitle the holder to purchase one share of Common Stock for each warrant at the stated exercise price.

We issued no warrants in 2005, 2006, and 2007. During 2007, we issued 563,633 shares of Common Stock upon exercise of 1,281,731 warrants on a cashless basis, resulting in the surrendering of the remaining 718,098 warrants. In addition, 1,775,638 warrants expired in 2007. We received $54,000 from repayment of stock subscription resulting from exercise of warrants to purchase 60,000 shares of our Common Stock on loan by the Company at an arms length basis in 2006. As of December 31, 2007, we have no outstanding warrants for the purchase of our Common Stock. During 2006, a total of 6,673,290 shares of Common Stock were issued upon the exercise of 6,904,149 warrants, both on a cash and cashless basis and on a loan by the Company on an arms length basis. We received proceeds of $11,460,000 for the exercises, and 306,262 warrants expired. During 2005, a total of 2,497,512 warrants were exercised on a cash and cashless basis resulting in issuance of 1,197,766 shares of Common Stock for proceeds in the amount of $937,000 and 25,293 warrants expired.

Put Options
In 2001, we entered into an Option Agreement with AMI and BEC, dated July 31, 2001 (the "Option Agreement").  Pursuant to the Option Agreement, we granted each purchaser an irrevocable option requiring us to purchase any of the Warrants or the shares of Common Stock issuable under the Warrants (the "Warrant Shares") then held by the purchaser (the "Put Option"). The Put Option could be exercised at any time commencing July 31, 2004, and ending July 31, 2008. In addition, each purchaser granted to us an irrevocable option to purchase all the Warrants or the Warrant Shares then held by the purchaser (the "Call Option").  The Call Option could be exercised at any time commencing July 31, 2005, and ending July 31, 2008. The purchase price under the Put Option and the Call Option was based on the quotient obtained by dividing (a) the sum of six times our consolidated EBITDA for the period of the 12 most recent consecutive months minus Net Debt plus the Warrant Proceeds by (b) our Diluted Shares (as the terms EBITDA, Net Debt, Warrant Proceeds, and Diluted Shares are defined in the Option Agreement). On November 8, 2007, BEC exercised the 569,658 Warrants on a cashless basis, resulting in issuance of 273,321 shares of Common Stock and on December 31, 2007, AMI exercised the 712,073 Warrants on a cashless basis, resulting in issuance of 290,312 shares of Common Stock, with the remaining warrants forfeited. At December 31, 2006 and for the life of the Put Option to the warrant exercise date, this instrument has been measured regularly to have no value and thus no liability has been recorded. As result of the exercises by BEC and AMI, the Company has no further obligations under the “Option Agreement”.

NOTE 14
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

Perma-Fix of Dayton, Inc. (“PFD”)
A subsidiary within our Industrial Segment, PFD was defending a lawsuit styled Barbara Fisher v. Perma-Fix of Dayton, Inc., in the United States District Court, Southern District of Ohio (the “Fisher Lawsuit”). This citizen’s suit was brought under the Clean Air Act alleging, among other things, violations by PFD of state and federal clean air statutes connected with the operation of PFD’s facility located in Dayton, Ohio. As further previously disclosed, the U.S. Department of Justice, on behalf of the Environmental Protection Agency, intervened in the Fisher Lawsuit alleging, among other things, substantially similar violations alleged in the Fisher Lawsuit (the “Government’s Lawsuit”).

During December 2007, PFD and the federal government entered into a Consent Decree formalizing settlement of the government’s portion of the above described lawsuit, which Consent Decree was approved by the federal court during the first quarter of 2008. Pursuant to the Consent Decree, the settlement with the federal government resolved the government’s claims against PFD and requires PFD to:

·	pay a civil penalty of $360,000;

·	complete three supplemental environmental projects costing not less than $562,000 to achieve air emission controls that go above and beyond those required by any current environmental regulations.

·	implement a variety of state and federal air permit pollution control measures; and

·	take a variety of voluntary steps to reduce the potential for emissions of air pollutants.

During December 2007, PFD and Plaintiff, Fisher, entered into a Settlement Agreement formalizing settlement of the Plaintiff’s claims in the above lawsuit. The settlement with Plaintiff Fisher resolved the Plaintiff’s claims against PFD and, subject to certain conditions set forth in the Settlement Agreement, requires PFD to pay a total of $1,325,000. Our insurer has agreed to contribute $662,500 toward the settlement cost of the citizen’s suit portion of the litigation, which we received on March 13, 2008. Based on discussion with our insurer, our insurer will not pay any portion of the settlement with the federal government in the Government Lawsuit.

In connection with PFD’s sale of substantially all of its assets during March, 2008, as discussed “Subsequent Event, the buyer has agreed to assume certain of PFD’s obligations under the Consent Decree and Settlement Agreement, including, without limitation, PFD’s obligation to implement supplemental environmental projects costing not less than $562,000, implement a variety of state and federal air permit control measures and reduce the potential for emissions of air pollutants.

As of the December 31, 2007, we have recorded a total of $1,625,000 of reserves in our discontinued operations for settlement by PFD of the Fisher Lawsuit and the Government Lawsuit.

As previously reported, on April 12, 2007 our insurer agreed to reimburse PFD for reasonable defense costs of litigation incurred prior to our insurer’s assumption of the defense, but this agreement to defend and indemnify PFD was subject to the our insurer’s reservation of its rights to deny indemnity pursuant to various policy provisions and exclusions, including, without limitation, payment of any civil penalties and fines, as well as our insurer’s right to recoup any defense cost it has advanced if our insurer later determines that its policy provides no coverage. When, our insurer withdrew its prior coverage denial and agreed to defend and indemnify PFD in the above described lawsuits, subject to certain reservation of rights, we had incurred more than $2.5 million in costs in vigorously defending against the Fisher and the Government Lawsuits. To date, our insurer has reimbursed PFD approximately $2.5 million for legal defense fees and disbursements, which we recorded as a recovery within our discontinued operations in the second quarter of 2007. Partial reimbursement from our insurer of $750,000 was received on July 11, 2007. A second reimbursement of approximately $1.75 million was received on August 17, 2007. Our insurer has advised us that they will reimburse us for approximately another $82,000 in legal fees and disbursements, which we recorded as a recovery in our discontinued operations. The reimbursement is subject to our insurer’s reservation of rights as noted above. On February 12, 2008, we received reimbursement of approximately $24,000 from AIG. We anticipate receiving the remaining reimbursement by the end of the second quarter of 2008.

Perma-Fix of Orlando, Inc. (“PFO”)
In 2007, PFO was named as a defendant in four cases related to a series of toxic tort cases, the “Brottem Litigation” that are pending in the Circuit Court of Seminole County, Florida. All of the cases involve allegations of toxic chemical exposure at a former telecommunications manufacturing facility located in Lake Mary, Florida, known generally as the “Rinehart Road Plant”. PFO is presently a defendant, together with numerous other defendants, in the following four cases: Brottem v. Siemens, et al.; Canada v. Siemens et al.; Bennett v. Siemens et al. and the recently filed Culbreath v. Siemens et al. All of the cases seek unspecified money damages for alleged personal injuries or wrongful death. With the exception of PFO, the named defendants are all present or former owners of the subject property, including several prominent manufacturers that operated the Rinehart Road Plant. The allegations in all of the cases are essentially identical.

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

Perma-Fix of Dayton (“PFD”), Perma-Fix of Florida (“PFF”), Perma-Fix of Orlando (“PFO”), Perma-Fix of South Georgia (“PFSG”), and Perma-Fix of Memphis (“PFM”)
In May 2007, the above facilities were named Partially Responsible Parties (“PRPs”) at the Marine Shale Superfund site in St. Mary Parish, Louisiana (“Site”). Information provided by the EPA indicates that, from 1985 through 1996, the Perma-Fix facilities above were responsible for shipping 2.8% of the total waste volume received by Marine Shale. Subject to finalization of this estimate by the PRP group, PFF, PFO and PFD could be considered de-minimus at .06%, .07% and .28% respectively. PFSG and PFM would be major at 1.12% and 1.27% respectively. However, at this time the contributions of all facilities are consolidated.

As of the date of this report, Louisiana DEQ (“LDEQ”) has collected approximately $8.4 million for the remediation of the site and is proceeding with the remediation of the site. The EPA’s unofficial estimate to remediate the site is between $9 and $12 million; however, based on preliminary outside consulting work hired by the PRP group, which we are a party to, the remediation costs can be below EPA’s estimation. As part of the PRP Group, we have paid an initial assessment of $10,000 in the fourth quarter of 2007, which was allocated among the facilities. As of the date of this report, we cannot accurately access our liability. The Company records its environmental liabilities when they are probable of payment and can be estimated within a reasonable range. Since this contingency currently does not meet this criteria, a liability has not been established.

In addition to the above matters and in the normal course of conducting our business, we are involved in various other litigations. We are not a party to any litigation or governmental proceeding which our management believes could result in any judgments or fines against us that would have a material adverse affect on our financial position, liquidity or results of future operations.

Pension Liability
We had a pension withdrawal liability of $1,287,000 at December 31, 2007, based upon a withdrawal letter received from Central States Teamsters Pension Fund (“CST”), resulting from the termination of the union employees at PFMI and a subsequent actuarial study performed. In August 2005, we received a demand letter from CST, amending the liability to $1,629,000, and provided for the payment of $22,000 per month over an eight year period.

Operating Leases
We lease certain facilities and equipment under operating leases. Future minimum rental payments as of December 31, 2007, required under these leases for our continuing operations are $677,000 in 2008, $575,000 in 2009, $486,000 in 2010, $357,000 in 2011, and $150,000 in years after 2012. Total future minimum payment as of December 31, 2007 for our discontinued operations is $2,006,000 and is due as follows: $544,000 in 2008; $455,000 in 2009; $387,000 in 2010; $372,000 in 2011; $200,000 in 2012; $41,000 in 2013; and $7,000 in 2014.

Net rent expense was $1,017,000, $893,000, and $940,000 for 2007, 2006, and 2005, respectively for our continuing operations. These amounts include payments on operating leases of approximately $807,000, $796,000, and $826,000 for 2007, 2006, and 2005, respectively. The remaining rent expense is for non-contractual monthly and daily rentals of specific use vehicles, machinery and equipment.

Net rent expense was $1,581,000, $1,649,000, and $2,598,000 for 2007, 2006, and 2005, respectively for our discontinued operations. These amounts include payments on operating leases of approximately $744,000, $953,000, and $1,338,000, respectively. The remaining rent expense is for non-contractual monthly and daily rentals of specific use vehicles, machinery and equipment.

NOTE 15
PROFIT SHARING PLAN

We adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the “401(k) Plan”) in 1992, which is intended to comply under Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Participating employees may make annual pretax contributions to their accounts up to 100% of their compensation, up to a maximum amount as limited by law. We, at our discretion, may make matching contributions based on the employee's elective contributions. Company contributions vest over a period of five years. We currently match up to 25% of our employees' contributions. We contributed $418,000, $378,000, and $347,000 in matching funds during 2007, 2006, and 2005, respectively.

NOTE 16
RELATED PARTY TRANSACTIONS

Lawrence Properties LLC
During February 2006, our Board of Directors approved and we entered into a lease agreement, whereby we lease property from Lawrence Properties LLC, a company jointly owned by the president of Schreiber, Yonley and Associates, Robert Schreiber, Jr. and his spouse. Mr. Schreiber is a member of our executive management team. The lease is for a term of five years from June 1, 2006. We pay monthly rent expense of $10,000, which we believe is lower than costs charged by unrelated third party landlords. Additional rent will be assessed for any increases over the initial lease commencement year for property taxes or assessments and property and casualty insurance premiums.

Mr. Joe Reeder
The Compensation Committee of our Board of Directors unanimously recommended to the full Board of Directors, and, based on such recommendation, on October 31, 2007, our Board of Directors, with Mr. Reeder abstaining, approved that Mr. Joe R. Reeder, a member of our Board of Directors be paid an additional director’s fee of $160,000 as compensation for his services as the board’s representative in negotiating the agreement in principle to settle the claims brought by the United States, on behalf of the EPA, against PFD, our Dayton, Ohio, subsidiary, and resolution of certain other matters relating to that lawsuit (See Part I, Item 3 - “Legal Proceedings”). As a fee payable to Mr. Reeder for his services as a member of our Board of Directors, payment of the fee is governed by the terms of our 2003 Outsider Directors Stock Plan. In accordance with the terms of the 2003 Directors Plan, fees payable to a non-employee director may be paid, at the election of the director, with either 65% or 100% in shares of our common stock, with any balance payable in cash. The number of shares to be issued under the 2003 Directors Plan in lieu of cash fees is determined by dividing the amount of the fee by 75% of the closing sales price of our common stock on the business day immediately preceding the date that the fee is due. Mr. Reeder elected to receive 100% of such fee in shares of our Common Stock in lieu of cash. As fees payable to Mr. Reeder on October 31, 2007, Mr. Reeder was issued 73,818 shares of Common Stock in lieu of cash (based on 75% of the closing price of $2.89/share on October 30, 2007). The fair value of the stock on October 30, 2007 is $213,334, which we expensed as director’s fees in the 4th quarter of 2007. The shares were issued to Mr. Reeder on December 31, 2007.

Mr. David Centofanti
Mr. David Centofanti serves as our Director of Information Services. For such services, he received total compensation in 2007 of approximately $154,000. Mr. David Centofanti is the son of our chief executive officer and chairman of our board, Dr. Louis F. Centofanti. We believe the compensation received by Mr. Centofanti for his technical expertise which he provides to the Company is competitive and comparable to compensation we would have to pay to an unaffiliated third party with the same technical expertise.

Mr. Robert L. Ferguson
On June 13, 2007, we acquired Nuvotec and Nuvotec's wholly owned subsidiary, PEcoS, pursuant to the terms of the Merger Agreement, between us, Nuvotec, PEcoS, and our wholly owned subsidiary. At the time of the acquisition, Robert L. Ferguson was the chairman, chief executive officer, and individually or through entities controlled by him, the owner of approximately 21.29% of Nuvotec’s outstanding common stock.

As consideration for the merger, we agreed to pay the Nuvotec’s shareholders the sum of approximately $11.2 million, payable as follows:

(a)	$2.3 million in cash at closing of the merger;

(b)
an earn-out amount not to exceed $4.4 million over a four year period ("Earn-Out Amount"), with the first $1.0 million of the Earn-Out Amount to be placed in an escrow account to satisfy certain indemnification obligations under the Merger Agreement of Nuvotec, PEcoS, and the shareholders of Nuvotec (including Mr. Ferguson) to us that are identified by us within two years following the merger. The earn-out amount, if and when paid, will increase goodwill; and

(c)
payable only to the shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (which includes Mr. Ferguson):

·
$2.5 million, payable over a four year period, unsecured and nonnegotiable and bearing an annual rate of interest of 8.25%, with (i) accrued interest only payable on June 30, 2008, (ii) $833,333.33, plus accrued and unpaid interest, payable on June 30, 2009, (iii) $833,333.33, plus accrued and unpaid interest, payable on June 30, 2010, and (iv) the remaining unpaid principal balance, plus accrued and unpaid interest, payable on June 30, 2011 (collectively, the "Installment Payments"). The Installment Payments may be prepaid at any time by Perma-Fix without penalty; and

·
709,207 shares of our common stock, with such number of shares determined by dividing $2.0 million by 95% of average of the closing price of the common stock as quoted on the Nasdaq during the 20 trading days period ending five business days prior to the closing of the merger.

At the closing of the merger, the Nuvotec debt was approximately $9.4 million, of which approximately $3.7 million was for PEcoS. Approximately $8.9 million of the $9.4 million was owed to KeyBank National Association. We paid approximately $5.4 million of the total debt, with payment of approximately $4.9 million on the KeyBank debt. Of the amount of remaining debt, $4.0 million is owed by PESI Northwest under a credit facility with KeyBank. The KeyBank credit facility and a related $1.75 million line of credit with KeyBank is guaranteed by Mr. Ferguson [and William Lampson, who prior to the merger was the vice-chairman and a vice-president of Nuvotec and PEcoS].

We paid Mr. Ferguson and entities controlled by him, as accredited stockholders in Nuvotec, a total of $224,560 cash and issued to him and the entities controlled by him a total of 192,783 shares of our common stock in consideration for the merger pursuant to the terms described above. The fair market value of the

 192,783 shares of common stock issued to Mr. Ferguson was $584,133, based on the closing price of our common stock on July 23, 2007, the date of issuance. Mr. Ferguson and the entities controlled by him will also be entitled to receive 21.29% of the total Earn-Out Amount and 27.18% of the Installment Payments payable under the terms of the Merger Agreement, based on the proportionate share of Nuvotec’s common stock owned prior to the merger by Mr. Ferguson and entities controlled by him.

In connection with the merger, we agreed to increase the number of our directors from seven to eight and to take reasonable action to nominate and recommend Mr. Ferguson for election as a member of our Board of Directors, if such nomination would not breach any fiduciary duties or legal requirements of our Board. The Board of Directors subsequently determined that nominating Mr. Ferguson for election as a member of our Board would not breach the Board's fiduciary duties or legal requirements. Accordingly, our Corporate Governance and Nominating Committee considered Mr. Ferguson’s qualifications and nominated him for election to the Board. Our shareholders elected Mr. Ferguson as a director at our 2007 annual meeting held on August 2, 2007.

NOTE 17
OPERATING SEGMENTS

Pursuant to FAS 131, we define an operating segment as a business activity:

·	from which we may earn revenue and incur expenses;
·	whose operating results are regularly reviewed by the segment president to make decisions about resources to be allocated to the segment and assess its performance; and
·	For which discrete financial information is available.

We currently have two operating segments, which are defined as each business line that we operate. This however, excludes corporate headquarters, which does not generate revenue, and our discontinued operations, which include our facilities in our Industrial Segment. (See “Note 6 - Discontinued Operations” to “Notes to Consolidated Financial Statements”.

Our operating segments are defined as follows:

The Nuclear Waste Management Services segment provides treatment, storage, processing and disposal of nuclear, low-level radioactive, mixed (waste containing both hazardous and non-hazardous constituents), hazardous and non-hazardous waste through our four facilities; Perma-Fix of Florida, Inc., Diversified Scientific Services, Inc., East Tennessee Materials and Energy Corporation, and our newly acquired facility, Perma-Fix of Northwest Richland, Inc., which was acquired in June 2007.

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

Our discontinued operations encompass our facilities in our Industrial Waste Management Services Segment which provides on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial waste, and wastewater through our six facilities; Perma-Fix Treatment Services, Inc., Perma-Fix of Dayton, Inc., Perma-Fix of Ft. Lauderdale, Inc., Perma-Fix of Orlando, Inc., Perma-Fix of South Georgia, Inc., and Perma-Fix of Maryland, Inc. Our discontinued operations also include Perma-Fix of Michigan, Inc., and Perma-Fix of Pittsburgh, Inc., two non-operational facilities.

The table below shows certain financial information of our operating segment for 2007, 2006, and 2005 (in thousands).

Segment Reporting as of and for the year ended December 31, 2007

	Nuclear Services		Engineering	Segments Total	Corporate And Other (2)		Consolidated Total

Revenue from external customers	$51,704	(3)	$2,398	$54,102	$—		$54,102
Intercompany revenues	3,103		1,069	4,172	¾		4,172
Gross profit	16,505		760	17,265	¾		17,265
Interest income	1		¾	1	311		312
Interest expense	546		1	547	755		1,302
Interest expense-financing fees	¾		¾	¾	196		196
Depreciation and amortization	3,763		36	3,799	68		3,867
Segment profit (loss)	6,364		245	6,609	(6,092)		517
Segment assets(1)	98,153		1,986	100,139	25,892	(4)	126,031
Expenditures for segment assets	2,943		20	2,963	19		2,982
Total long-term debt	6,659		6	6,665	11,351		18,016

Segment Reporting as of and for the year ended December 31, 2006

	Nuclear Services		Engineering	Segments Total	Corporate And Other (2)		Consolidated Total

Revenue from external customers	$49,423	(3)	$3,358	52,781	$—		$52,781
Intercompany revenues	2,433		558	2,991	¾		2,991
Gross profit	20,930		797	21,727	¾		21,727
Interest income	¾		¾	¾	280		280
Interest expense	475		1	476	765		1,241
Interest expense-financing fees	1		¾	¾	191		192
Depreciation and amortization	2,931		38	2,969	77		3,046
Segment profit (loss)	11,771		252	12,023	(6,379)		5,644
Segment assets(1)	68,523		2,182	70,705	35,957	(4)	106,662
Expenditures for segment assets	5,329		62	5,391	57		5,448
Total long-term debt	1,984		15	1,999	5,500		7,499

Segment Reporting as of and for the year ended December 31, 2005

	Nuclear Services		Engineering	Segments Total	Corporate And Other (2)		Consolidated Total

Revenue from external customers	$47,245	(3)	$2,853	50,098	$—		$50,098
Intercompany revenues	2,408		480	2,888	¾		2,888
Gross profit	18,101		669	18,770	¾		18,770
Interest income	3		¾	3	123		126
Interest expense	743		18	761	741		1,502
Interest expense-financing fees	2		¾	2	316		318
Depreciation and amortization	2,817		40	2,857	43		2,900
Segment profit (loss)	10,141		182	10,323	(5,822)		4,501
Segment assets(1)	63,404		2,162	65,566	32,959	(4)	98,525
Expenditures for segment assets	1,488		14	1,502	33		1,535
Total long-term debt	3,266		23	3,289	8,947		12,236

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)	Amounts reflect the activity for corporate headquarters, not included in the segment information.

(3)
The consolidated revenues within the Nuclear Waste Management Services Segment include the LATA/Parallax revenue of $8,784,000 (or 16.2%) and $10,341,000 (or 19.6%) for 2007 and 2006 of total consolidated revenue, respectively. We did not generate any revenue from LATA/Parallax in 2005 as the contract for LATA/Parallax was awarded to our Nuclear Segment in the first quarter of 2006. The consolidated revenue within the Nuclear Segment also include the Bechtel Jacobs revenue of $1,812,000 (or 3.3%), $6,705,000 (or 12.6%), and $14,940,000 (or 29.8%) for 2007, 2006, and 2005, respectively. In addition, the consolidated revenue within the Nuclear Segment include the Fluor Hanford revenue of $6,985,000 (or 12.9%), $1,229,000 (or 2.3%), and $1,732,000 (or 3.5%) for 2007, 2006, and 2005, respectively.

(4)	Amount includes assets from our discontinued operations of $14,341,000, $22,750,000, and $24,200,000 as of December 31, 2007, 2006, and 2005, respectively.

NOTE 18
QUARTERLY OPERATING RESULTS (UNAUDITED)

Unaudited quarterly operating results are summarized as follows (in thousands, except per share data):

	Three Months Ended (unaudited)
	March 31	June 30	Sept 30	Dec. 31	Total
2007
Revenues	$12,921	$13,537	$13,840	$13,804	$54,102
Gross profit	4,599	4,804	4,266	3,596	17,265
Income (loss) from continuing operations	582	752	(124)	(693)	517
(Loss) income from discontinued operations	(1,666)	470	(1,828)	(6,703)	(9,727)
Net (loss) income applicable to Common Stock	(1,084)	1,222	(1,952)	(7,396)	(9,210)

Basic net income (loss) per common share:
Continuing operations	.01	.01	—	(.01)	.01
Discontinued operations	(.03)	.01	(.04)	(.13)	(.19)
Net income (loss)	(.02)	.02	(.04)	(.14)	(.18)

Diluted net income (loss) per common share:
Continued operations	.01	.01	—	(.01)	.01
Discontinued operations	(.03)	.01	(.04)	(.13)	(.18)
Net income (loss)	(.02)	.02	(.04)	(.14)	(.17)

2006
Revenues	$12,896	$14,040	$12,088	$13,757	$52,781
Gross Profit	5,053	5,933	4,368	6,373	21,727
Income from continuing operations	1,217	1,741	600	2,086	5,644
(Loss) income from discontinued operations	(539)	84	(270)	(208)	(933)
Net income applicable to Common Stock	678	1,825	330	1,878	4,711

Basic net income (loss) per common share:
Continuing operations	.03	.04	.01	.04	.12
Discontinued operations	(.02)	—	—	—	(.02)
Net income (loss)	.01	.04	.01	.04	.10

Diluted net income (loss) per common share:
Continued operations	.03	.04	.01	.04	.12
Discontinued operations	(.02)	—	—	—	(.02)
Net income (loss)	.01	.04	.01	.04	.10

Net loss in the third and fourth quarter includes a write-off of $564,000 and $5,803,000, respectively for impairments of the investment in the Industrial Segment. In addition, net loss in the fourth quarter also includes approximately $213,334 in fees paid to a member of our Board of Director as compensation for his service as the board’s representative in negotiating the agreement in principle to settle the claims brought by the United States, on behalf of the EPA, against PFD, and resolution of certain other matters relating to that lawsuit. See “Item 3 – Legal Proceedings” and “Note 16 – Related Party Transactions” in “Notes to Consolidated Financial Statements”.

NOTE 19
SUBSEQUENT EVENT

DIVESTITURES
Perma-Fix of Maryland,Inc.
On January 8, 2008, we sold substantially all of the assets of PFMD, pursuant to the terms of an Asset Purchase Agreement, dated January 8, 2008. In consideration for such assets, the buyer paid us $3,825,000 in cash at the closing and assumed certain liabilities of PFMD. The cash consideration is subject to certain working capital adjustments during the first half of 2008. As of the date of this report, we have sold approximately $3,100,000 of PFMD’s assets, which excludes approximately $12,000 in cash in the local checking account and restricted cash. The buyer assumed liabilities in the amount of approximately $810,000. In the first quarter of 2008, we expect to report a gain on sale of approximately $1,791,000.

Perma-Fix of Dayton, Inc.
On March 14, 2008, we completed the sale of substantially all of the assets of PFD, pursuant to the terms of an Asset Purchase Agreement, dated March 14, 2008, for approximately $2,143,000 in cash, subject to certain working capital adjustments after the closing, plus the assumption by the buyer of certain of PFD’s liabilities and obligations. In connection with PFD’s sale of substantially all of its assets, the buyer has agreed to assume certain of PFD’s obligations under the Consent Decree and Settlement Agreement, including, without limitation, PFD’s obligation to implement supplemental environmental projects costing not less than $562,000, implement a variety of state and federal air permit control measures and reduce potential for emissions of air pollutants. In the first quarter of 2008, we expect to report a gain on sale of approximately $480,000.

NOTE 20
GOING CONCERN UNCERTAINTY

Our working capital position at December 31, 2007 was a negative $17,154,000, which includes the working capital of our discontinued operations, as compared to our positive working capital position of $12,810,000 at December 31, 2006. Our working capital in 2007 was negatively impacted by the reclassification of approximately $11,403,000 of debt owed to certain of our lenders from long term to current. As of December 31, 2007, the fixed charge coverage ratio contained in our PNC loan agreement fell below the minimum requirement. We obtained a waiver from our lender for this non-compliance as of December 31, 2007. At this time however, we do not expect to be in compliance with the fixed charge coverage ratio as of the end of the first and second quarters of 2008 and, as a result, we are required under generally accepted accounting principles to reclassify the long term portion of this debt to current due to this likelihood of future default. Furthermore, we have a cross default provision on our 8.625% promissory note with a separate bank and have reclassified the long term portion of that debt to current as well.

If we are unable to meet the fixed charge coverage ratio in the future, we believe that our lender will waive this non-compliance or will revise this covenant so that we are in compliance; however, there is no assurance of this. If we fail to meet our fixed charge coverage ratio in the future and our lender does not waive the non-compliance or revise this covenant so that we are in compliance, our lender could accelerate the repayment of borrowings under our credit facility. In the event that our lender accelerates the payment of our borrowings, we may not have sufficient liquidity to repay our debt under our credit facilities and other indebtedness.

These factors raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of disclosure, controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on their most recent evaluation, which was completed as of the end of the period covered by this Annual Report on Form 10-K, we have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended). In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the difficulty in identifying unlikely future events, and the difficulty in eliminating misconduct completely. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2007 because of material weaknesses to internal controls over financial reporting as set forth below.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2007.

BDO Seidman, LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting, and based on that audit, issued their report which is included herein.

An internal control significant deficiency is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a significant misstatement of the company's annual or interim financial statements will not be prevented or detected. The term “significant misstatement" was defined, in turn, to mean "a misstatement that is less than material yet important enough to merit attention by those responsible for oversight of the company's financial reporting”. An internal control material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2007, the following material weakness was identified:

The monitoring of pricing, invoicing, and the corresponding inventory for transportation and disposal process controls at certain facilities within the Company's Industrial Segment were ineffective and were not being applied consistently. This weakness could result in sales being priced and invoiced at amounts, which were not approved by the customer or the appropriate level of management, and inaccurate corresponding transportation and disposal expense. Although this material weakness did not result in an adjustment to the quarterly or annual financial statements, if not corrected, it has a reasonable possibility that a misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified above was partly caused by 2007 being a reorganization year for us, including the planned divestiture of our six Industrial Segment facilities (Perma-Fix of Maryland and Perma-Fix Dayton were sold in January and March of 2008, respectively), the reduction of 13 Industrial Segment employees (including three controllers and three general managers), the consolidation of Perma-Fix of Orlando accounting functions into Perma-Fix of Florida, and the consolidation of various facilities’ payroll and accounts payable functions into Atlanta, Georgia. Additionally, The V.P. of Facility Accounting position was eliminated in August of 2007, and all of this position’s responsibilities were consolidated into our Corporate Office in Atlanta, Georgia. We currently have interested parties and are negotiating to sell certain facilities within our Industrial Segment, and we believe the material weakness will inherently be remediated. Furthermore, we are in the process of developing a formal remediation plan for the Audit Committee’s review and approval.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Perma-Fix Environmental Services, Inc.
Atlanta, Georgia

We have audited Perma-Fix Environmental Services, Inc.’s and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A, Evaluation of disclosure, controls, and procedures. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

·
Deficiencies in the monitoring and execution of certain pricing and invoicing process controls at certain facilities within the Company's Industrial Segment were identified and others were not being applied consistently.

·
Deficiencies exist in controls at certain facilities within the Industrial Segment over tracking material for transportation and disposal and the monitoring, oversight, and review of related accrual and revenue calculations.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 31, 2008 on those consolidated financial statements.

In our opinion, Perma-Fix Environmental Services, Inc. and subsidiaries did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 31, 2008 expressed an unqualified opinion thereon. Our report contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

/s/ BDO Seidman, LLP

Atlanta, Georgia
March 31, 2008

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS
The following table sets forth, as of the date hereof, information concerning our Directors:

NAME	AGE	POSITION
Dr. Louis F. Centofanti	64	Chairman of the Board, President and Chief Executive Officer
Mr. Jon Colin	52	Director
Mr. Robert L. Ferguson	75	Director
Mr. Jack Lahav	59	Director
Mr. Joe R. Reeder	60	Director
Mr. Larry M. Shelton	54	Director
Dr. Charles E. Young	76	Director
Mr. Mark A. Zwecker	57	Director

Each director is elected to serve until the next annual meeting of stockholders.

We have a separately designated standing Audit Committee of our Board of Directors. The members of the Audit Committee are: Mark A. Zwecker, Jon Colin, and Larry M. Shelton.

Our Board of Directors has determined that each of our Audit Committee members is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board has further determined that each of our Directors, other than Dr. Centofanti, who is our President and Chief Executive Officer, is “independent” within the meaning of the applicable NASDAQ listing standards.

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

Mr. Robert L. Ferguson
Mr. Ferguson was nominated to serve as a Director in June 2007 in connection with the closing of the acquisition by the Company of Nuvotec (See “Note 4 - Acquisition” in “Notes to Consolidated Financial Statement”). The terms of the acquisition of Nuvotec required us to to increase the number of our directors from seven to eight and to take reasonable action to nominate and recommend Mr. Ferguson for election as a member of our Board of Directors, if such nomination would not breach any fiduciary duties or legal requirements of our Board. The Board of Directors subsequently determined that nominating Mr. Ferguson for election as a member of our Board would not breach the Board's fiduciary duties or legal requirements. Accordingly, our Corporate Governance and Nominating Committee considered Mr. Ferguson’s qualifications and nominated him for election to the Board. Our shareholders elected Mr. Ferguson as a director at our August 2, 2007 Annual Meeting of Shareholders. Mr. Ferguson currently serves as a member of the Board of Directors of Vivid Learning System, a publicly traded company. Mr. Ferguson served as CEO and Chairman of the Board of Directors of Nuvotec and PEcoS from December 1998 until its acquisition by us in June 2007. Mr. Ferguson has over 45 years of management and technical experience in the government and private sectors. He served as Chairman of the Board of Technical Resources International, Inc. from 1995 to 1998 and as Corporate VP for Science Applications International Corporation following its acquisition of R.L. Ferguson and Associates. He served as the Chairman of the Board for UNC Nuclear Industries, Inc. from 1983 to 1985 and served as CEO for Washington Public Power Supply System from 1980 to 1983.  His government experience from 1961 to 1980 includes various roles for the Atomic Energy Commission, the Energy Research and Development Administration, and the U.S. Department of Energy, including his last assignment as Deputy Assistant Secretary of Nuclear Reactor Programs. Mr. Ferguson served on the Board of British Nuclear Fuels Inc. He was a founder of Columbia Trust Bank, where he served as a director prior to its acquisition by American West Bank. Mr. Ferguson received his B.S. in Physics from Gonzaga University and attended the US Army Ordnance Guided Missile School, the Oak Ridge School of Reactor Technology, and the Federal Executive Institute.

Mr. Jack Lahav
Jack Lahav has served as a Director since September 2001. Mr. Lahav is a private investor, specializing in launching and growing businesses. Mr. Lahav devotes much of his time to charitable activities, serving as president, as well as, board member of several charities. Previously, Mr. Lahav founded Remarkable Products Inc. and served as its president from 1980 to 1993. Mr. Lahav was also co-founder of Lamar Signal Processing, Inc.; president of Advanced Technologies, Inc., a robotics company and director of Vocaltech Communications, Inc. Mr. Lahav served as Chairman of Quigo Technologies from 2001 to 2004 and is currently serving as Chairman of Phoenix Audio Technologies and Doclix Inc, two privately held companies.

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

Mr. Larry M. Shelton
Mr. Shelton has served as a Director since July 2006. Mr. Shelton is currently Chief Financial Officer of S K Hart Management, LC, an investment holding company. He has held this position since 1999. Mr. Shelton was Chief Financial Officer of Envirocare of Utah, Inc., a waste management company from 1995 until 1999. Mr. Shelton serves on the Board of Directors of Subsurface Technologies, Inc., and Pony Express Land Development, Inc. Mr. Shelton has a B.A. in accounting from the University of Oklahoma.

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

Mr. Mark A. Zwecker
Mark Zwecker has served as a Director since the Company's inception in January 1991. Mr. Zwecker assumed the position of Director of Finance in 2006 for Communications Security and Compliance Technologies, Inc., a software company developing security products for the mobile workforce, and also serves as an advisor to Plum Combustion, Inc., an engineering and manufacturing company developing high performance combustion technology. Mr. Zwecker served as president of ACI Technology, LLC, from 1997 until 2006, and was vice president of finance and administration for American Combustion, Inc., from 1986 until 1998. In 1983, Mr. Zwecker participated as a founder with Dr. Centofanti in the start up of PPM, Inc. He remained with PPM, Inc. until its acquisition in 1985 by USPCI. Mr. Zwecker has a B.S. in Industrial and Systems Engineering from the Georgia Institute of Technology and an M.B.A. from Harvard University.

EXECUTIVE OFFICERS

See Item 4A –“Executive Officers of the Registrant” in Part I of this report for information concerning our executive officers, as of the date hereof.

There are no family relationships between any of the directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, and the regulations promulgated thereunder require our executive officers and directors and beneficial owners of more than 10% of our Common Stock to file reports of ownership and changes of ownership of our Common Stock with the Securities and Exchange Com-mission, and to furnish us with copies of all such reports. Based solely on a review of the copies of such reports furnished to us and written information provided to us, we believe that during 2007 none of our executive officers, directors, or beneficial owners of more than 10% of our Common Stock failed to timely file reports under Section 16(a).

Capital Bank–Grawe Gruppe AG (“Capital Bank”) has advised us that it is a banking institution regulated by the banking regulations of Austria, which holds shares of our Common Stock as agent on behalf of numerous investors. Capital Bank has represented that all of its investors are accredited investors under Rule 501 of Regulation D promulgated under the Act. In addition, Capital Bank has advised us that none of its investors, individually or as a group, beneficially own more than 4.9% of our Common Stock. Capital Bank has further informed us that its clients (and not Capital Bank) maintain full voting and dispositive power over such shares. Consequently, Capital Bank has advised us that it believes it is not the beneficial owner, as such term is defined in Rule 13d-3 of the Exchange Act, of the shares of our Common Stock registered in the name of Capital Bank because it has neither voting nor investment power, as such terms are defined in Rule 13d-3, over such shares. Capital Bank has informed us that it does not believe that it is required (a) to file, and has not filed, reports under Section 16(a) of the Exchange Act or (b) to file either Schedule 13D or Schedule 13G in connection with the shares of our Common Stock registered in the name of Capital Bank.

If the representations, or information provided, by Capital Bank are incorrect or Capital Bank was historically acting on behalf of its investors as a group, rather than on behalf of each investor independent of other investors, then Capital Bank and/or the investor group would have become a beneficial owner of more than 10% of our Common Stock on February 9, 1996, as a result of the acquisition of 1,100 shares of our Preferred Stock that were convertible into a maximum of 1,282,798 shares of our Common Stock. If either Capital Bank or a group of Capital Bank’s investors became a beneficial owner of more than 10% of our Common Stock on February 9, 1996, or at any time thereafter, and thereby required to file reports under Section 16(a) of the Exchange Act, then Capital Bank has failed to file a Form 3 or any Forms 4 or 5 for period from February 9, 1996, until the present.

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

Compensation Discussion and Analysis
Our long-term success depends on our ability to efficiently operate our facilities, evaluate strategic acquisitions within our Nuclear Segment, and to continue to research and develop innovative technologies in the treatment of nuclear waste, mixed waste and industrial waste. To achieve these goals, it is important that we be able to attract, motivate, and retain highly talented individuals who are committed to our values and goals.

The Compensation and Stock Option Committee (for purposes of this analysis, the “Committee”) of the Board has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy. The Committee ensures that the total compensation paid to the named executive officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to members of the named executive officers are similar to those provided to other executive officers at similar sized companies and industries.

Compensation Philosophy and Objectives
The Committee bases its executive compensation program on our performance objectives. The Committee evaluates both executive performance and compensation to ensure that we maintain our ability to attract superior employees in key positions and to remain competitive relative to the compensation paid to similarly situated executives of our peer companies. The Committee believes executive compensation packages provided to our executives, including the named executive officers, should include both cash and equity-based compensation that provide rewards for performance. The Committee bases it executive compensation program on the following criteria:

·
Compensation should be based on the level of job responsibility, executive performance, and company performance. Executive officers’ pay should be more closely linked to company performance than that of other employees because the executive officers have a greater ability to affect our results.

·	Compensation should be competitive with compensation offered by other companies that compete with us for talented individuals.

·	Compensation should reward performance.

·	Compensation should motivate executives to achieve our strategic and operational goals.

Role of Executive Officers in Compensation Decisions
The Committee approves all compensation decisions for the named executive officers and approves recommendations regarding equity awards to all of our officers. Decisions regarding the non-equity compensation of other officers are made by the Chief Executive Officer.

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

The Committee’s Processes
The Compensation Committee has established certain processes designed to achieve our executive compensation objectives. These processes include the following:

·
Company Performance Assessment. The Committee assesses our performance in order to establish compensation ranges and, as described below, to assist the Committee in establishing specific performance measures that determine incentive compensation under the Company’s Executive Management Incentive Plan. For this purpose, we consider numerous measures of performance of both us and industries with which we compete.

·
Individual Performance Assessment. Because the Committee believes that an individual’s performance should effect an individual’s compensation, the Committee evaluates each named executive officer’s performance. With respect to the named executive officers, other than the Chief Executive Officer, the Committee considers the recommendations of the Chief Executive Officer. With respect to all named executive officers, the Committee exercises its judgment based on its interactions with the executive officer, such officer’s contribution to our performance and other leadership achievements.

·
Peer Group Assessment. The Committee benchmarks our compensation program with a group of companies against which the Committee believes we compete for talented individuals (the “Peer Group”). The composition of the Peer Group is periodically reviewed and updated by the Committee. The companies currently comprising the Peer Group are Clean Harbors, Inc., American Ecology Corporation, and EnergySolutions, Inc. The Committee considers the Peer Group’s executive compensation programs as a whole and the compensation of individual officers if job responsibilities are meaningfully similar. The Committee sets compensation for executive officers at levels paid to similarly situated executives of the companies comprising the Peer Group. The Committee also considers individual factors such as experience level of the individual and market conditions. The Committee believes that the Peer Group comparison helps insure that our executive compensation program is competitive with other companies in the industry.

2007 Executive Compensation Components
For the fiscal year ended December 31, 2007, the principal components of compensation for executive officers were:

·	base salary;

·	performance-based incentive compensation;
·	long term incentive compensation;
·	retirement and other benefits; and
·	perquisites and other personal benefits.

Salary accounted for approximately 89.7% of the total compensation of the executive officers while non-equity incentive, option award, and other compensation accounted for approximately 10.3% of the total compensation of the executive officers.

Base Salary
The Company provides the named executive officers, other officers, and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for executive officers are determined for each executive based on his or her position and responsibility by using market data and comparisons to the Peer Group.

During its review of base salaries for executives, the Committee primarily considers:

·	market data and Peer Group comparisons;

·	internal review of the executive’s compensation, both individually and relative to other officers; and

·	individual performance of the executive.

Salary levels are typically considered annually as part of the performance review process as well as upon a promotion or other change in job responsibility. Merit based increases to salaries of members of the executive are based on the Committee’s assessment of the individual’s performance.

Performance-Based Incentive Compensation
The Committee has the latitude to design cash and equity-based incentive compensation programs to promote high performance and achievement of our corporate objectives by Directors and the named executives, encourage the growth of stockholder value and enable employees to participate in our long-term growth and profitability. The Committee may grant stock options and/or performance bonuses. In granting these awards, the Committee may establish any conditions or restrictions it deems appropriate. In addition, the Chief Executive Officer has discretionary authority to grant stock options to certain high-performing executives.

All awards of stock options are made at or above the market price at the time of the award. Stock options may be awarded to newly hired or promoted executives at the discretion of the Committee, following the hiring or promotion. Grants of stock options to newly hired executive officers who are eligible to receive them are made at the next regularly scheduled Committee meeting following their hire date.

Executive Management Incentive Plan
In 2005, the Board of Directors adopted the Executive Management Incentive Plan (the “MIP”), which became effective January 1, 2006 for the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer. The MIP is an annual cash incentive program under the management incentive plans. The MIP provides guidelines for the calculation of annual cash incentive based compensation, subject to Committee oversight and modification. The Committee considers whether an MIP should be established for the next succeeding year and, if so, approves the group of employees eligible to participate in the MIP for that year. Prior to 2007, the Committee established the MIP for 2007. The MIP includes various incentive levels based on the participant’s responsibilities and impact on Company operations, with target award opportunities that are established as a percentage of base salary. These targets range from 26% of base salary to 50% of base salary for the Company’s named executive officers.

For fiscal 2007, 70% of a named executive officer’s MIP award was based upon achievement of corporate financial objectives relating to revenue and net income targets based on board approved budget, with each component accounting for 15% and 55%, respectively, of the total corporate financial objective portion of the MIP award. The remaining 30% of an executive’s MIP award was based upon health & safety incidents and permit & license compliance targets. Each year, the Committee sets target and maximum levels for each component of the corporate financial objective portion of the MIP. Payments of awards under the MIP are contingent upon the achievement of such objectives for the current year. Executive officers participating in the MIP receive:

·	no payment for the corporate financial objective portion of the MIP award unless we achieve the target performance level (as computed for the total corporate financial objective portion);

·
a payment of at least 100% but less than 175% of the target award opportunity for the corporate financial objective portion of the MIP award if we achieve or exceed the target performance level but do not attain the maximum performance level; and

·	a payment of 175% of the target award opportunity for the corporate financial objective portion of the MIP award if we achieve or exceed the maximum performance level.

Upon completion of each fiscal year, the Committee assesses the performance of the Company for each corporate financial objective of the MIP comparing the actual fiscal year results to the pre-determined target and maximum levels for each objective and an overall percentage amount for the corporate financial objectives is calculated.

Generally, the Committee sets the target level for earnings using our annually approved budget for the upcoming fiscal year. Minimum target objectives are set between 80% - 100% of the Company’s budget. Maximum earnings objectives are set at 161% or higher of the Company’s budget. In making the annual determination of the target and maximum levels, the Committee may consider the specific circumstances facing the Company during the coming year. The Committee generally sets the target and maximum levels such that the relative difficulty of achieving the target level is consistent from year to year.

Each of the executive officers for the fiscal year ended December 31, 2006, received the following payments in March 2007 under the MIP for fiscal year 2006 performance.

Name	2006 MIP Bonus Award

Dr. Louis F. Centofanti	$55,530
Steven T. Baughman	$37,693
Larry McNamara	$47,463
Robert Schreiber, Jr.	—

For 2007, the potential MIP bonus award for each named executive officer was as follows:

Annual Bonus Award (Percentage of 2007 Base Salary)

Name	Target	Maximum

Dr. Louis F. Centofanti	48%	144%
Steven T. Baughman	25%	121%
Larry McNamara	48%	144%

In fiscal year ended December 31, 2007, our named executives, with the exception of Mr. Schreiber, reached 88.03% of the revenue component under the MIP, resulting in the following bonus awards under the MIP for 2007: (Awards made to Executive officers under the MIP for performance in 2007 are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table in this section).

Name	2007 MIP Bonus Award

Dr. Louis F. Centofanti	$17,550
Steven T. Baughman	$7,800
Larry McNamara	$15,000
Robert Schreiber, Jr.	—

Long-Term Incentive Compensation

Employee Stock Option Plan
The 2004 Stock Option Plan (the “Option Plan”) encourages participants to focus on long-term performance and provides an opportunity for executive officers and certain designated key employees to increase their stake in us. Stock options succeed by delivering value to the executive only when the value of our stock increases. The Option Plan authorizes the grant of non-qualified stock options and incentive stock options for the purchase of Common Stock.

The Option Plan assists the Company to:

·	enhance the link between the creation of stockholder value and long-term executive incentive compensation;

·	provide an opportunity for increased equity ownership by executives; and

·	maintain competitive levels of total compensation.

Stock option award levels are determined based on market data, vary among participants based on their positions with us and are granted at the Committee’s regularly scheduled March meeting. Newly hired or promoted executive officers who are eligible to receive options are awarded such options at the next regularly scheduled Committee meeting following their hire or promotion date.

Options are awarded with an exercise price equal to the closing price of the Company’s Common Stock on the date of the grant as reported on the NASDAQ. In certain limited circumstances, the Committee may grant options to an executive at an exercise price in excess of the closing price of the Company’s Common Stock on the grant date. The Committee will not grant options with an exercise price that is less than the closing price of the Company’s Common Stock on the grant date, nor has it granted options which are priced on a date other than the grant date.

No options were granted to any named executives in 2007 due to timing constraints resulting from our acquisition and divestiture efforts. The stock options granted prior to 2006 generally have a ten year term with annual vesting of 20% over a five year period. In anticipation of the adoption of SFAS 123R, on July 28, 2005, the Committee approved the acceleration of all outstanding and unvested options as of the approval date. The options granted in 2006 by the Committee are for a six year term with vesting period of three years at 33.3% increment per year. Vesting and exercise rights cease upon termination of employment except in the case of death or retirement (subject to a six month limitation), or disability (subject to a one year limitation). Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option.

In the event of a change of control (as defined in the “1993 Non-Qualified Stock Option Plan” and “2004 Stock Option Plan”) of the Company, each outstanding option and award granted under the plans shall immediately become exercisable in full notwithstanding the vesting or exercise provisions contained in the stock option agreement.

Accounting for Stock-Based Compensation
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

We adopted SFAS 123R utilizing the modified prospective method in which compensation cost is recognized beginning with the effective date based on SFAS 123R requirements for all (a) share-based payments granted after the effective date and (b) awards granted to employees and directors prior to the effective date of SFAS 123R that remain unvested on the effective date.

Prior to our adoption of SFAS 123R, on July 28, 2005, the Compensation and Stock Option Committee of the Board of Directors approved the acceleration of vesting for all the outstanding and unvested options to purchase Common Stock awarded to employees as of the approval date. The Board of Directors approved the accelerated vesting of these options based on the belief that it was in the best interest of our stockholders to reduce future compensation expense that would otherwise be required in the statement of operations upon adoption of SFAS 123R, effective beginning January 1, 2006. See impact of FASB Statement 123(R) on our operating results in “Note 3 - Stock Based Compensation” to “Notes to Consolidated Financial Statements”.

Retirement and Other Benefits

401(k) Plan
We adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the “401(k) Plan”) in 1992, which is intended to comply with Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974. All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan. Eligibility is immediate upon employment but enrollment is only allowed during two yearly open periods of January 1 and July 1. Participating employees may make annual pretax contributions to their accounts up to 100% of their compensation, up to a maximum amount as limited by law. We, at our discretion, may make matching contributions based on the employee’s elective contributions. Company contributions vest over a period of five years. We currently match 25% of our employees’ contributions. We contributed $418,000 in matching funds during 2007, with $17,000 for our named executive officers during 2007.

Perquisites and Other Personal Benefits
The Company provides executive officers with limited perquisites and other personal benefits that the Company and the Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to executive officers. The executive officers are provided an auto allowance.
Proposed Employment Agreements
On March 1, 2007, the Board of Directors authorized us to enter into employment agreements with our named executives, subject to finalization of certain of its material terms, including, but not limited to, the formula for paying year-end incentive bonuses. As of the date of this report, the terms of the employment agreements have not been finalized, and none of our named executives has entered into any employment agreement with us.

It is anticipated that such proposed employment agreements, if completed, would be effective for three years, unless earlier terminated by us with or without cause or by the executive officer for “good reason” or any other reason. If the executive officer’s employment is terminated due to death, disability or for cause, it is anticipated that we would pay to the executive officer or to his estate a lump sum equal to the sum of any unpaid base salary through the date of termination, any earned or unpaid incentive bonus, and any benefits due to the executive officer under any employee benefit plan, excluding any severance program or policy (the “Accrued Amounts”).

If the executive officer terminates his employment for good reason or is terminated without cause, it is anticipated that the employment agreements will provide that we would be required to pay the executive officer a sum equal to the total Accrued Amounts and one year of full base salary. If the executive terminates his employment for a reason other than for good reason, it is anticipated that the Company would pay to the executive the amount equal to the Accrued Amounts. The employment agreements would provide, when finalized, that if there is a Change in Control (to be defined in the agreements), that all outstanding stock options to purchase common stock held by the executive officer will immediately become exercisable in full.

Compensation Committee Report
The Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.

THE COMPENSATION AND STOCK OPTION COMMITTEE
Jack Lahav, Chairman
Jon Colin
Joe Reeder
Dr. Charles E. Young

Summary Compensation Table
The following table summarizes the total compensation paid or earned by each of the executive officers for the fiscal years ended December 31, 2007 and 2006. Currently, we do not have any employment agreements with any of the named executive officers, but see the discussion under “Compensation and Discussion Analysis - Proposed Employment Agreements”.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation		Change in Pension Value and Non-Qualified Deferred Compensation Earning	All other Compensation	Total Compensation
		($)	($)	($)	($) (4)	($)		($)	($) (5)	($)

Dr. Louis Centofanti	2007	241,560	¾	¾	¾	17,550	(2)	¾	12,875	271,985
Chairman of the Board,	2006	232,269	¾	¾	86,800	143,324	(3)	¾	13,601	475,994
President and Chief
Executive Officer

Steven Baughman (¹)	2007	205,200	¾	¾	¾	7,800	(2)	¾	12,875	225,875
Vice President and Chief	2006	123,077	¾	¾	87,700	63,709	(3)	¾	9,000	283,486
Financial Officer

Larry McNamara	2007	206,769	¾	¾	¾	15,000	(2)	¾	12,875	234,644
Chief Operating Officer	2006	193,558	¾	¾	217,000	122,500	(3)	¾	12,750	545,808

Robert Schreiber, Jr.	2007	197,000	500	¾	¾	¾		¾	18,114	215,614
President of SYA	2006	158,292	¾	¾	21,700	5,915		¾	14,502	200,409

(1)	Appointed as Vice President and Chief Financial Officer in May 2006.

(2)	Represents 2007 performance compensation earned in 2007 under the Company’s MIP. We anticipate paying the amount in the second quarter of 2008.

(3)
Represents 2006 performance compensation earned in 2006 under the Company’s MIP. The amount includes $55,530, $37,693, and $47,463 earned by Dr. Centofanti, Mr. Baughman, and Mr. McNamara, respectively, in 4th quarter of 2006, which was paid on March 15, 2007. The MIP is described under the heading “Executive Management Incentive Plan” in this section.

(4)
This amount reflects the expense to the Company for financial statement reporting purposes for the fiscal year indicated, in accordance with FAS 123(R) of options granted under the Option Plan. There was no expense for options granted prior to 2006, which were fully vested prior to 2006, and are not included in these amounts. Assumptions used in the calculation of this amount are included in “Note 2 - Stock Based Compensation” to “Notes to Consolidated Financial Statement”. No options were granted to any named executives in 2007.

(5)	The amount shown includes a monthly automobile allowance of $750 or the use of a company car, and where applicable, our 401(k) matching contribution.

The compensation plan under which the awards in the following table were made are generally described in the Compensation Discussion and Analysis beginning on page 117 and include the Company’s MIP, which is a non-equity incentive plan, and the Company’s 2004 Stock Option Plan, which provides for grant of stock options to our employees.

Grant of Plan-Based Awards Table

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All other Stock Awards: Number of	All other Option Awards: Number of	Excerise or Base	Grant Date Fair Value of
								Shared of Stock or	Securities Underlying	Price of Option	Stock and Option
Name	Grant Date	Threshold $	Target $ (1)	Maximum $ (1)	Threshold $	Target $	Maximum $	Units (#)	Options (#)	Awards ($/Sh)	Awards ($/Sh)

Dr. Louis Centofanti	N/A	¾	117,000	204,748	¾	¾	¾	¾	¾	¾	¾

Steven Baughman	N/A	¾	52,000	91,012	¾	¾	¾	¾	¾	¾	¾

Larry McNamara	N/A	¾	100,000	175,000	¾	¾	¾	¾	¾	¾	¾

Robert Schreiber, Jr.	N/A	¾	¾	¾	¾	¾	¾	¾	¾	¾	¾

(1)
The amounts shown in column titled “Target” reflects the minimum payment level under the Company’s Executive Management Incentive Plan which is paid with the achievement of 80% to 100% of the target amount. The amount shown in column titled “Maximum” reflects the maximum payment level of 175% of the target amount. These amounts are based on the individual’s current salary and position.

During 2007, no options or stock awards were granted to any of the named executives.

Outstanding Equity Awards at Fiscal Year

The following table sets forth unexercised options held by the named executive officers as of the fiscal year-end.

Outstanding Equity Awards at December 31, 2007

	Option Awards							Stock Awards
Name	Number of underlying Unexercised Options (#) Exercisable		Number of underlying Unexercised Options (#) (1) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Dr. Louis Centofanti	75,000		—		—	1.25	4/10/2010	—	—	—	—
	100,000		—		—	1.75	4/3/2011	—	—	—	—
	100,000		—		—	2.19	2/27/2013	—	—	—	—
	33,333	(2)	66,667	(2)	—	1.86	3/2/2012	—	—	—	—

Steven Baughman	—	(3)	66,667	(3)	—	1.85	5/15/2012	—	—	—	—

Larry McNamara	50,000		—		—	1.25	4/10/2010	—	—	—	—
	120,000		—		—	1.75	4/3/2011	—	—	—	—
	100,000		—		—	2.19	2/27/2013	—	—	—	—
	83,333	(2)	166,667	(2)	—	1.86	3/2/2012	—	—	—	—

Robert Schreiber, Jr.	15,000		—		—	1.25	10/14/2008	—	—	—	—
	15,000		—		—	1.25	4/10/2010	—	—	—	—
	50,000		—		—	1.75	4/3/2011	—	—	—	—
	50,000		—		—	2.19	2/27/2013	—	—	—	—
	8,333	(2)	16,667	(2)	—	1.86	3/2/2012	—	—	—	—

(1)
In the event of a change in control (as defined in the Option Plan) of the Company, each outstanding option and award shall immediately become exercisable in full notwithstanding the vesting or exercise provisions contained in the stock option agreement.

(2)	Incentive stock option granted on March 2, 2006 under the Company’s Option Plan. The option is for a six year term and vests over a three year period, at 33.3% increments per year.

(3)
Incentive stock option for the purchase of up to 100,000 shares of Common Stock granted on May 15, 2006 under the Company’s Option Plan. The option is for a six year term and vests over a three year period, at 33.3% increments per year. Options to acquire 33,333 shares options became vested on May 15, 2007 and were exercised by Mr. Baughman on May 15, 2007.

The following table sets forth the number of options exercised by the named executive officers in 2007:

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercises (#)	Value Realized On Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($) (#)

Dr. Louis F. Centofanti	—	—	—	—

Steven Baughman	33,333	29,666	—	—

Larry Mcnamara	—	—	—	—

Robert Schreiber, Jr.	—	—	—	—

(1)
Based on the difference between the closing price of our Common Stock reported on the National Association of Securities Dealers Automated Quotation (‘NASDAQ”) Capital Market on the exercise date and the exercise price of the option.

Compensation of Directors
Directors who are employees receive no additional compensation for serving on the Board of Directors or its committees. In 2007, we provided the following annual compensation to directors who are not employees:

·
as of the date of our 2007 Annual Meeting, each of our continuing non-employee directors was awarded options to purchase 12,000 shares of our Common Stock, and our newly elected director was awarded options to purchase 30,000 shares of our Common Stock. The grant date fair value of each option award received by our non-employee directors was $2.296 per share, based on the date of grant, pursuant to SFAS 123R;

·
a monthly director fee of $1,750, with the Audit Committee Chairman receiving an additional monthly fee of $2,250, of which 65% or 100% is payable in Common Stock under the 2003 Outside Director Plan, with the remaining payable in cash; and

·
a fee of $1,000 for each board meeting attendance and a $500 fee for each telephonic conference call attendance, of which the fees are payable at 65% or 100% in Common Stock under the 2003 Outside Director Plan, with the remaining payable in cash.

The table below summarizes the director compensation expenses recognized by the Company for the director option and stock (resulting from fees earned) awards. The terms of the 2003 Outside Directors Plan are further described below under “2003 Outside Directors Plan”.

Director Compensation Table

Name	Fees Earned or Paid In Cash	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($) (1)	($) (3)		($) (4)	($)	($)	($)	($)

Mark Zwecker	18,725	46,367		27,556	—	—	—	92,648
Jon Colin	—	34,001		27,556	—	—	—	61,557
Robert L. Ferguson (2)	3,891	9,633		68,889				82,413
Jack Lahav	—	34,666		27,556	—	—	—	62,222
Joe R. Reeder	—	246,000	(5)	27,556	—	—	—	273,556
Charles E. Young	9,275	22,967		27,556	—	—	—	59,798
Larry M. Shelton	9,275	22,967		27,556	—	—	—	59,798

(1)
Under the 2003 Outside Directors Plan, each director elects to receive 65% or 100% of the director’s fees in shares of our Common Stock. The amounts set forth below represent the portion of the director’s fees paid in cash and excludes the value of the director’s fee elected to be paid in Common Stock under the 2003 Outside Director Plan.

(2)
Mr. Robert L. Ferguson was nominated to serve as a Director in June 2007 in connection with the closing of the acquisition by the Company of Nuvotec and PEcoS and subsequently elected as a Board Member at our 2007 Meeting of the Shareholders held on August 2, 2007.

(3)
The number of shares of Common Stock comprising stock awards granted under the 2003 Outside Directors Plan is calculated based on 75% of the closing market value of the Common Stock as reported on the NASDAQ on the business day immediately preceding the date that the quarterly fee is due. Such shares are fully vested on the date of grant. The value of the stock award is based on the market value of our Common Stock at each quarter end times the number of shares as determined in the manner noted.

(4)
Options granted under the Company’s 2003 Outside Director Plan resulting from reelection of the Board of Directors on August 2, 2007. Options are for a 10 year period with an exercise price of $2.95 per share and are fully vested in six months from grant date. The value of the option award is calculated based on the fair value of the option per share ($2.296) on the date of grant pursuant to SFAS 123R. In 2007, the option expense recognized for financial statement purposes totaled $191,000. The remaining $43,000 option expense will be recognized by February 2008, upon vesting of the stock option, pursuant to SFAS 123R. See “Note 2” of “Notes to Consolidated Financial Statements”.

(5)
In addition to the quarterly fees for his service as a member of our Board of Directors, Mr. Reeder was awarded $160,000 in additional fees by the Board of Directors on October 31, 2007 as compensation for his services as the board’s representative in negotiating the agreement in principle to settle the claims brought by the United States, on behalf of the EPA, against PFD, our Dayton, Ohio, subsidiary, and resolution of certain other matters relating to that lawsuit. Payment of the fee is governed by the terms of our 2003 Outsider Directors Stock Plan. Mr. Reeder elected to receive 100% of his fees payable in stock. As a result, Mr. Reeder was issued 73,818 shares of Common Stock in lieu of cash (based on 75% of the closing price of $2.89/share on October 30, 2007). The fair value of the stock on October 30, 2007 was $213,334 (see “Part I, Item 3 - Legal Proceeding” and “Note 16 - Related Party Transactions” in “Notes to Consolidated Financial Statements”).

2003 Outside Directors Plan
We believe that it is important for our directors to have a personal interest in our success and growth and for their interests to be aligned with those of our stockholders. Therefore, under our 2003 Outside Directors Stock Plan (“2003 Directors Plan”), each outside director is granted a 10 year option to purchase up to 30,000 shares of Common Stock on the date such director is initially elected to the Board of Directors, and receives on each reelection date an option to purchase up to another 12,000 shares of Common Stock, with the exercise price being the fair market value of the Common Stock on the date that the option is granted. No option granted under the 2003 Directors Plan is exercisable until after the expiration of six months from the date the option is granted and no option shall be exercisable after the expiration of ten years from the date the option is granted. Options to purchase 426,000 shares of Common Stock were granted and are outstanding under the 2003 Directors Plan.

In 2007, we increased our monthly payment of fees to our outside directors from $1,500 to $1,750. In addition, each board member is paid $1,000 for each board meeting attendance as well as $500 for each telephonic conference call. We compensate our Audit Committee Chairman an additional $2,250 for each month of service as Chairman, as result of the additional responsibilities placed on that position. As a member of the Board of Directors, each director elects to receive either 65% or 100% of the director's fee in shares of our Common Stock based on 75% of the fair market value of the Common Stock determined on the business day immediately preceding the date that the quarterly fee is due. The balance of each director’s fee, if any, is payable in cash. In 2007, the fees earned by our outside directors totaled $458,000, which included 73,818 shares of stock valued at $213,334 paid to Mr. Joe Reeder as compensation for his services as the board’s representative in negotiating the agreement in principle to settle the claims brought by the United States, on behalf of the EPA, against PFD, our Dayton, Ohio, subsidiary, and resolution of certain other matters relating to that lawsuit (see “Part I, Item 3 - Legal Proceeding” and “Note 16 - Related Party Transactions” in “Notes to Consolidated Financial Statements”). The aggregate amount of accrued directors’ fees at December 31, 2007, to be paid during 2008 to the seven outside directors (Colin, Ferguson, Lahav, Reeder, Shelton, Young and Zwecker) was approximately $100,000. Reimbursements of expenses for attending meetings of the Board are paid in cash at the time of the applicable Board meeting. Although Dr. Centofanti is not compensated for his services provided as a director, Dr. Centofanti is compensated for his services rendered as an officer of the Company. See “EXECUTIVE COMPENSATION — Summary Compensation Table.”

As of the date of this report, we have issued 412,465 shares of our Common Stock in payment of director fees under the 2003 Directors Plan, covering the period October 1, 2002, through December 31, 2007.

In the event of a change of control (as defined in the “2003 Outside Directors Stock Plan”), each outstanding option and award granted under the plans shall immediately become exercisable in full notwithstanding the vesting or exercise provisions contained in the stock option agreement.

Compensation Committee Interlocks and Insider Participation
During 2007, the Compensation and Stock Option Committee for our Board of Directors was composed of Jack Lahav, Jon Colin, Joe Reeder, and Dr. Charles E. Young. None of the members of the Compensation and Stock Option Committee has been an officer or employee of the Company or has had any relationship with the Company requiring disclosure under the SEC regulations.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners
The table below sets forth information as to the shares of voting securities beneficially owned as of March 10, 2008, by each person known by us to be the beneficial owners of more than 5% of any class of our voting securities.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Ownership	Percent Of Class (1)
Rutabaga Capital Management LLC/MA (2)	Common	5,146,389	9.58%
Jeffrey L Gendell, et al(3)	Common	5,021,281	9.35%
Pictet Asset Management, LTD (4)	Common	4,876,460	9.08%
Heartland Advisors, Inc. Management (5)	Common	4,143,345	7.72%

(1) The number of shares and the percentage of outstanding Common Stock beneficially owned by a person are based upon 53,704,516 shares of Common Stock issued and outstanding on March 10, 2008, and the number of shares of Common Stock which such person has the right to acquire beneficial ownership of within 60 days. Beneficial ownership by our stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act.

(2) This information is based on the Schedule 13G/A, filed with the Securities and Exchange Commission (“SEC”) on February 14, 2008, which provides that Rutabaga Capital Management LLC/MA, an investment advisor, has sole voting power over 1,777,300 shares and shared voting power over 3,369,089 shares and sole dispositive power over all of these shares. The address of Rutabaga Capital Management LLC/MA is 64 Broad Street, Boston, MA 02109.

(3) This information is based on the Schedule 13G/A, filed with the SEC on February 18, 2008, which provides that Jeffrey L Gendell shares voting dispositive power over 5,021,281 shares of Common Stock comprised of (a) 4,044,505 shares owned of record by Tontine Capital Management, L.L.C., over which Mr. Gendell shares voting and dispositive power as general partner and managing member and (b) 976,776 shares owned of record by Tontine Oversees Associates, L.L.C. over which Mr. Gendell shares voting and dispositive power as managing member of Tontine Oversees Associates, L.L.C. Mr. Gendell’s address is 55 Railroad Avenue, Greenwich, Connecticut 06830.

(4) This information is based on the Schedule 13G/A, filed with the SEC on January 11, 2008, which provides that Pictet Asset Management, SA, an investment firm, has sole dispositive and voting power over these shares. The address of Pictet Asset Management, SA is 60 Route Des Acacias, Geneva 73, Switzerland CH-12 11.

(5) This information is based on the Schedule 13G, filed with the SEC on February 8, 2008, which provides that Heartland Advisors, Inc. an investment advisor, shares voting power over 3,898,745 of such shares, but no dispositive power over any of the shares and no sole voting or sole dispositive power over any of the shares. The address of Heartland Advisors, Inc. is 789 North Water Street, Suite 500, Milwaukee, WI 53202.

Capital Bank represented to us that:

·	Capital Bank holds of record as a nominee for, and as an agent of, certain accredited investors, 4,091,740 shares of our Common Stock.;
·	All of the Capital Bank's investors are accredited investors;
·
None of Capital Bank's investors beneficially own more than 4.9% of our Common Stock and to its best knowledge, none of Capital Bank’s investors act together as a group or otherwise act in concert for the purpose of voting on matters subject to the vote of our stockholders or for purpose of dispositive or investment of such stock;

·	Capital Bank's investors maintain full voting and dispositive power over the Common Stock beneficially owned by such investors; and
·	Capital Bank has neither voting nor investment power over the shares of Common Stock owned by Capital Bank, as agent for its investors.
·
Capital Bank believes that it is not required to file reports under Section 16(a) of the Exchange Act or to file either Schedule 13D or Schedule 13G in connection with the shares of our Common Stock registered in the name of Capital Bank.

·
Capital Bank is not the beneficial owner, as such term is defined in Rule 13d-3 of the Exchange Act, of the shares of Common Stock registered in Capital Bank’s name because (a) Capital Bank holds the Common Stock as a nominee only and (b) Capital Bank has neither voting nor investment power over such shares.

Notwithstanding the previous paragraph, if Capital Bank's representations to us described above are incorrect or if Capital Bank's investors are acting as a group, then Capital Bank or a group of Capital Bank's investors could be a beneficial owner of more than 5% of our voting securities. If Capital Bank is deemed the beneficial owner of such shares, the following table sets forth information as to the shares of voting securities that Capital Bank may be considered to beneficially own on March 10, 2008.

Name of Record Owner	Title Of Class	Amount and Nature of Ownership		Percent Of Class (1)
Capital Bank Grawe Gruppe (2)	Common	4,091,740	(2)	7.62%

(1) This calculation is based upon 53,704,516 shares of Common Stock issued and outstanding on March 10, 2008 plus the number of shares of Common Stock which Capital Bank, as agent for certain accredited investors has the right to acquire within 60 days, which is none.

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

Security Ownership of Management
The following table sets forth information as to the shares of voting securities beneficially owned as of March 10, 2008, by each of our Directors and named executive officers and by all of our directors and executive officers as a group. Beneficial ownership has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act. A person is deemed to be a beneficial owner of any voting securities for which that person has the right to acquire beneficial ownership within 60 days.

Name of Beneficial Owner(2)	Number of Shares Of Common Stock		Percentage of Common Stock (1)
Dr. Louis F. Centofanti (3)	1,183,600	(3)	2.19%
Jon Colin (4)	165,341	(4)	*
Robert L. Ferguson (5)	222,783	(5)	*
Jack Lahav (6)	728,168	(6)	1.35%
Joe Reeder (7)	400,184	(7)	*
Larry M. Shelton (8)	49,397	(8)	*
Dr. Charles E. Young (9)	99,222	(9)	*
Mark A. Zwecker (10)	343,430	(10)	*
Steven Baughman (11)	366,675	(11)	*
Larry McNamara (12)	436,666	(12)	*
Robert Schreiber, Jr. (13)	236,036	(13)	*
Directors and Executive Officers as a Group (11 persons)	4,231,502	(14)	7.67%

*Indicates beneficial ownership of less than one percent (1%).

(1) See footnote (1) of the table under “Security Ownership of Certain Beneficial Owners”.

(2) The business address of each person, for the purposes hereof, is c/o Perma-Fix Environmental Services, Inc., 8302 Dunwoody Place, Suite 250, Atlanta, Georgia 30350.

(3) These shares include (i) 537,934 shares held of record by Dr. Centofanti; (ii) options to purchase 341,666 shares which are immediately exercisable; and 304,000 shares held by Dr. Centofanti's wife. Dr. Centofanti has sole voting and investment power of these shares, except for the shares held by Dr. Centofanti's wife, over which Dr. Centofanti shares voting and investment power.

(4) Mr. Colin has sole voting and investment power over these shares which include: (i) 80,341 shares held of record by Mr. Colin, and (ii) options to purchase 85,000 shares of Common Stock, which are immediately exercisable.

(5) Mr. Ferguson has sole voting and investment power over these shares which include: (i) 141,719 shares of Common Stock held of record by Mr. Ferguson, (ii) 27,046 shares held in Mr. Ferguson’s individual retirement account, (iii) 24,018 shares held by Ferguson Financial Group LLC (“FFG LLC”), of which Mr. Ferguson is the manager; and (iv) options to purchase 30,000 shares, which are immediately exercisable.

(6) Mr. Lahav has sole voting and investment power over these shares which include: (i) 648,168 shares of Common Stock held of record by Mr. Lahav; (ii) options to purchase 80,000 shares, which are immediately exercisable.

(7) Mr. Reeder has sole voting and investment power over these shares which include: (i) 325,184 shares of Common Stock held of record by Mr. Reeder, and (ii) options to purchase 75,000 shares, which are immediately exercisable.

(8) Mr. Shelton has sole voting and investment power over these shares which include: (i) 7,397 shares of Common Stock held of record by Mr. Shelton, and (ii) options to purchase 42,000 shares, which are immediately exercisable.

(9) Dr. Young has sole voting and investment power over these shares which include: (i) 21,222 shares held of record by Dr. Young; and (ii) options to purchase 78,000 shares, which are immediately exercisable.

(10) Mr. Zwecker has sole voting and investment power over these shares which include: (i) 258,430 shares of Common Stock held of record by Mr. Zwecker; and (ii) options to purchase 85,000 shares, which are immediately exercisable.

(11) Mr. Baughman has sole voting and investment power over these shares which include: (i) 333,342 shares of Common Stock held of record by Mr. Baughman; and (ii) options to purchase 33,333 shares, which are exercisable on May 15, 2008.

(12) Mr. McNamara has sole voting and investment power over these shares which include: options to purchase 436,666 shares, which are immediately exercisable.

(13) Mr. Schreiber has joint voting and investment power, with his spouse, over 89,369 shares of Common Stock beneficially held and sole voting and investment power over options to purchase 146,667 shares, which are immediately exercisable.

Equity Compensation Plans
The following table sets forth information as of December 31, 2007, with respect to our equity compensation plans.

	Equity Compensation Plan
Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans Approved by stockholders	2,590,026	$1.91	1,206,534
Equity compensation plans not Approved by stockholders (1)	—	—	—
Total	2,590,026	$1.91	1,206,534

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Lawrence Properties LLC
During February 2006, our Board of Directors approved and we entered into a lease agreement, whereby we lease property from Lawrence Properties LLC, a company jointly owned by the president of Schreiber, Yonley and Associates, Robert Schreiber, Jr. and his spouse. Mr. Schreiber is a member of our executive management team. The lease is for a term of five years from June 1, 2006. We pay monthly rent expense of $10,000, which we believe is lower than costs charged by unrelated third party landlords. Additional rent will be assessed for any increases over the initial lease commencement year for property taxes or assessments and property and casualty insurance premiums.

Mr. Joe Reeder
The Compensation Committee of our Board of Directors unanimously recommended to the full Board of Directors, and, based on such recommendation, on October 31, 2007, our Board of Directors, with Mr. Reeder abstaining, approved that Mr. Joe R. Reeder, a member of our Board of Directors be paid an additional director’s fee of $160,000 as compensation for his services as the board’s representative in negotiating the agreement in principle to settle the claims brought by the United States, on behalf of the EPA, against PFD, our Dayton, Ohio, subsidiary, and resolution of certain other matters relating to that lawsuit (See Part I, Item 3 – “Legal Proceedings”). As a fee payable to Mr. Reeder for his services as a member of our Board of Directors, payment of the fee is governed by the terms of our 2003 Outsider Directors Stock Plan. In accordance with the terms of the 2003 Directors Plan, fees payable to a non-employee director may be paid, at the election of the director, with either 65% or 100% in shares of our common stock, with any balance payable in cash. The number of shares to be issued under the 2003 Directors Plan in lieu of cash fees is determined by dividing the amount of the fee by 75% of the closing sales price of our common stock on the business day immediately preceding the date that the fee is due. Mr. Reeder elected to receive 100% of such fee in shares of our Common Stock in lieu of cash. As fees payable to Mr. Reeder on October 31, 2007, Mr. Reeder was issued 73,818 shares of Common Stock in lieu of cash (based on 75% of the closing price of $2.89/share on October 30, 2007). The fair value of the stock on October 30, 2007 is $213,334, which we expensed as director’s fees in the 4th quarter of 2007. The shares were issued to Mr. Reeder on December 31, 2007.

Mr. David Centofanti
Mr. David Centofanti serves as our Director of Information Services. For such services, he received total compensation in 2007 of approximately $154,000. Mr. David Centofanti is the son of our chief executive officer and chairman of our board, Dr. Louis F. Centofanti. We believe the compensation received by Mr. Centofanti for his technical expertise which he provides to the Company is competitive and comparable to compensation we would have to pay to an unaffiliated third party with the same technical expertise.

Mr. Robert L. Ferguson
On June 13, 2007, we acquired Nuvotec and Nuvotec's wholly owned subsidiary, PEcoS, pursuant to the terms of the Merger Agreement, between us, Nuvotec, PEcoS, and our wholly owned subsidiary. At the time of the acquisition, Robert L. Ferguson was the chairman, chief executive officer, and individually or through entities controlled by him, the owner of approximately 21.29% of Nuvotec’s outstanding common stock.

As consideration for the merger, we agreed to pay the Nuvotec’s shareholders the sum of approximately $11.2 million, payable as follows:

(a)	$2.3 million in cash at closing of the merger;

(b)
an earn-out amount not to exceed $4.4 million over a four year period ("Earn-Out Amount"), with the first $1.0 million of the Earn-Out Amount to be placed in an escrow account to satisfy certain indemnification obligations under the Merger Agreement of Nuvotec, PEcoS, and the shareholders of Nuvotec (including Mr. Ferguson) to us that are identified by us within two years following the merger; and

(c)
payable only to the shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (which includes Mr. Ferguson):

·
$2.5 million, payable over a four year period, unsecured and nonnegotiable and bearing an annual rate of interest of 8.25%, with (i) accrued interest only payable on June 30, 2008, (ii) $833,333.33, plus accrued and unpaid interest, payable on June 30, 2009, (iii) $833,333.33, plus accrued and unpaid interest, payable on June 30, 2010, and (iv) the remaining unpaid principal balance, plus accrued and unpaid interest, payable on June 30, 2011 (collectively, the "Installment Payments"). The Installment Payments may be prepaid at any time by Perma-Fix without penalty; and

·
709,207 shares of our common stock, with such number of shares determined by dividing $2.0 million by 95% of average of the closing price of the common stock as quoted on the Nasdaq during the 20 trading days period ending five business days prior to the closing of the merger.

At the closing of the merger, the Nuvotec debt was approximately $9.4 million, of which approximately $3.7 million was for PEcoS. Approximately $8.9 million of the $9.4 million was owed to KeyBank National Association. We paid approximately $5.4 million of the total debt, with payment of approximately $4.9 million on the KeyBank debt. Of the amount of remaining debt, $4.0 million is owed by PESI Northwest under a credit facility with KeyBank. The KeyBank credit facility and a related $1.75 million line of credit with KeyBank is guaranteed by Mr. Ferguson [and William Lampson, who prior to the merger was the vice-chairman and a vice-president of Nuvotec and PEcoS].

We paid Mr. Ferguson and entities controlled by him, as accredited stockholders in Nuvotec, a total of $224,560 cash and issued to him and the entities controlled by him a total of 192,783 shares of our common stock in consideration for the merger pursuant to the terms described above. The fair market value of the

192,783 shares of common stock issued to Mr. Ferguson was $584,133, based on the closing price of our common stock on July 23, 2007, the date of issuance. Mr. Ferguson and the entities controlled by him will also be entitled to receive 21.29% of the total Earn-Out Amount and 27.18% of the the Installment Payments payable under the terms of the Merger Agreement, based on the proportionate share of Nuvotec’s common stock owned prior to the merger by Mr. Ferguson and entities controlled by him.

In connection with the merger, we agreed to increase the number of our directors from seven to eight and to take reasonable action to nominate and recommend Mr. Ferguson for election as a member of our Board of Directors, if such nomination would not breach any fiduciary duties or legal requirements of our Board. The Board of Directors subsequently determined that nominating Mr. Ferguson for election as a member of our Board would not breach the Board's fiduciary duties or legal requirements. Accordingly, our Corporate Governance and Nominating Committee considered Mr. Ferguson’s qualifications and nominated him for election to the Board. Our shareholders elected Mr. Ferguson as a director at our 2007 annual meeting held on August 2, 2007.

The Company’s Audit Committee acts under its Audit Committee Charter and reviews all related party transactions involving our directors and executives.

Director Independence
See “Item 10 of Part III – Directors, Executive Officers and Corporate Governance” regarding the independence of our Directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
The aggregate fees and expenses billed by BDO Seidman, LLP (“BDO”) for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2007 and 2006, for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for those fiscal years, and for review of documents filed with the Securities and Exchange Commission for those fiscal years were approximately $557,000 and $478,000, respectively. Audit fees for 2007 and 2006 include approximately $175,000 and $195,000, respectively, in fees related to the audit of internal control over financial reporting. Approximately 8% and 7% of the total hours spent on audit services for the Company for the years ended December 31, 2006, were spent by Cross, Fernandez and Riley, LLP (“CFR”) and by McLeod and Company, respectively, members of the BDO alliance network of firms. Such members are not full time, permanent employees of BDO. No members of any BDO alliance network of firms performed audit services for the Company for the years ended December 31, 2007

Audit-Related Fees
BDO was not engaged to provide audit related services to the Company for the fiscal years ended December 31, 2007 and 2006. The aggregate fees billed by CFR for audit related services to the Company for the fiscal year ended December 31, 2007 was approximately $4,200.

CFR audited the Company's 401(k) Plan during 2007 and 2006, and billed $10,000 and $11,000, respectively.

Tax Services
BDO was not engaged to provide tax services to the Company for the fiscal year ended December 31, 2007 and 2006.

The aggregate fees billed by CFR for tax compliance services for 2007 and 2006 were approximately $7,800 and $34,000, respectively. CFR was engaged to provide consulting on corporate tax issues for the fiscal year ended December 31, 2006, resulting in fees billed of approximately $4,300.

All Other Fees
BDO was engaged to provide services related to the acquisition of Nuvotec USA, Inc. and its who1ly owned subsidiary, Pacific EcoSolutions, Inc. (“PEcoS”) and other corporate related matters for the fiscal year ended December 31, 2007, resulting in fees totaling approximately $12,000. In 2006, BDO was engaged to provide services related to our proposed acquisition of Nuvotec USA, Inc. and its who1ly owned subsidiary, Pacific EcoSolutions, Inc. (“PEcoS”), resulting in fees of approximately $4,300.

The Audit Committee of the Company's Board of Directors has considered whether BDO’s provision of the services described above for the fiscal years ended December 31, 2007 and 2006, is compatible with maintaining its independence. The Audit Committee also considered services performed by CFR and McLeod and Company to determine that it is compatible with maintaining independence.

Engagement of the Independent Auditor
The Audit Committee is responsible for approving all engagements with BDO and any members of the BDO alliance network of firms to perform audit or non-audit services for us, prior to engaging these firms to provide those services. All of the services under the headings Audit Fees, Audit Related Fees, Tax Services, and All Other Fees were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X of the Exchange Act. The Audit Committee's pre-approval policy provides as follows:

·
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

·	Any proposed service that is not pre-approved on the annual basis requires a specific pre-approval by the Audit Committee, including cost level approval.
·
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

Perma-Fix Environmental Services, Inc.

By	/s/ Dr. Louis F. Centofanti	Date	March 31, 2008
Dr. Louis F. Centofanti
Chairman of the Board
Chief Executive Officer

By	/s/ Steven T. Baughman	Date	March 31, 2008
Steven T. Baughman
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

By	/s/ Dr. Louis F. Centofanti	Date	March 31, 2008
Dr. Louis F. Centofanti, Director

By	/s/ Jon Colin	Date	March 31, 2008
Jon Colin, Director

By	/s/ Robert L. Ferguson	Date	March 31, 2008
Robert L. Ferguson, Director

By	/s/ Jack Lahav	Date	March 31, 2008
Jack Lahav, Director

By	/s/ Joe R. Reeder	Date	March 31, 2008
Joe R. Reeder, Director

By	/s/ Larry M. Shelton	Date	March 31, 2008
Larry M. Shelton, Director

By	/s/ Charles E. Young	Date	March 31, 2008
Charles E. Young, Director

By	/s/ Mark A. Zwecker	Date	March 31, 2008
Mark A. Zwecker, Director

SCHEDULE II

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2007, 2006, and 2005
(Dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs, Expenses and Other	Deductions	Balance at End of Year
Year ended December 31, 2007:
Allowance for doubtful accounts-continuing operations	$168	$94	$124	$138
Allowance for doubtful accounts-discontinued opertions	247	113	91	269

Year ended December 31, 2006:
Allowance for doubtful accounts-continuing operations	$285	$(59)	$58	$168
Allowance for doubtful accounts-discontinued opertions	$317	$124	$194	$247

Year ended December 31, 2005:
Allowance for doubtful accounts-continuing operations	$147	$167	$29	$285
Allowance for doubtful accounts-discontinued opertions	$548	$(19)	$212	$317

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger dated April 27, 2007, by and among Perma-Fix Environmental Services, Inc., Nuvotec USA, Inc., Pacific EcoSolutions, Inc. and PESI Transitory, Inc., which is incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K, filed May 3, 2007. The Company will furnish supplementally a copy of any omitted exhibits or schedule to the Commission upon request.

2.2
First Amendment to Agreement and Plan of Merger, dated June 13, 2007, by and among Perma-Fix Environmental Services, Inc., Nuvotec USA, Inc., Pacific EcoSolutions, Inc., and PESI Transitory, Inc., which is incorporated by reference from Exhibit 2.2 to the Company’s Form 8-K, filed June 19, 2007. The Company will furnish supplementally a copy of any omitted exhibits or schedule to the Commission upon request.

2.3
Asset Purchase Agreement by and among Triumvirate Environmental Services, Inc., Triumvirate Environmental (Baltimore), LLC, Perma-Fix Environmental Services, Inc., and Perma-Fix of Maryland, Inc. dated January 18, 2008. Schedules and exhibits to the Agreement are listed in the Agreement, and the Company will furnish supplementally a copy of any omitted exhibits or schedule to the Commission upon request.

2.4
Asset Purchase Agreement by and among Perma-Fix of Dayton, Inc., Perma-Fix Environmental Services, Inc., and OGM, Ltd., dated March 14, 2008, as incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed March 20, 2008. The Company will furnish supplementally a copy of any omitted exhibits or schedule to the Commission upon request.

3(i)	Restated Certificate of Incorporation, as amended, and all Certificates of Designations are incorporated by reference from 3.1(i) to the Company's Form 10-Q for the quarter ended September 30, 2002.

3(ii)	Bylaws of Perma-Fix Environmental Services, Inc., as amended on October 30, 2007, as incorporated by reference from Exhibit 3(ii) to the Company’s Form 10-Q for the quarter ended September 30, 2007.

4.1	Specimen Common Stock Certificate as incorporated by reference from Exhibit 4.3 to the Company's Registration Statement, No. 33-51874.

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

4.11
Amendment No. 6 to Revolving Credit, Term Loan, and Security Agreement, dated as of June 12, 2007, between the Company and PNC Bank as incorporated by reference from Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 2007.

4.12
Amendment No. 7 to Revolving Credit, Term Loan, and Security Agreement, dated as of July 18, 2007, between the Company and PNC Bank as incorporated by reference from Exhibit 4.2 to the Company's Form 10-Q for the quarter ended June 30, 2007.

4.13
Amendment No. 8 to Revolving Credit, Term Loan, and Security Agreement, dated as of November 2, 2007, between the Company and PNC Bank as incorporated by reference from Exhibit 4.1 to the Company's Form 10-Q for the quarter ended September 30, 2007.

4.14	Amendment No. 9 to Revolving Credit, Term Loan, and Security Agreement, dated as of December 18, 2007, between the Company and PNC Bank.

4.15	Amendment No. 10 to Revolving Credit, Term Loan, and Security Agreement, dated as of March 26, 2008, between the Company and PNC Bank.

10.1	1991 Performance Equity Plan of the Company as incorporated herein by reference from Exhibit 10.3 to the Company's Registration Statement, No. 33-51874.

10.2	1992 Outside Directors' Stock Option Plan of the Company as incorporated by reference from Exhibit 10.4 to the Company's Registration Statement, No. 33-51874.

10.3	First Amendment to 1992 Outside Directors' Stock Option Plan as incorporated by reference from Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 1994.

10.4	Second Amendment to the Company's 1992 Outside Directors' Stock Option Plan, as incorporated by reference from the Company's Proxy Statement, dated November 4, 1994.

10.5	Third Amendment to the Company's 1992 Outside Directors' Stock Option Plan as incorporated by reference from the Company's Proxy Statement, dated November 8, 1996.

10.6	Fourth Amendment to the Company's 1992 Outside Directors' Stock Option Plan as incorporated by reference from the Company's Proxy Statement, dated April 20, 1998.

10.7	1993 Non-qualified Stock Option Plan as incorporated by reference from the Company's Proxy Statement, dated October 12, 1993.

10.8	401(K) Profit Sharing Plan and Trust of the Company as incorporated by reference from Exhibit 10.5 to the Company's Registration Statement, No. 33-51874.

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

10.13
Common Stock Purchase Warrant, dated July 9, 2001, granted by the Registrant to Capital Bank–Grawe Gruppe AG for the right to purchase up to 1,830,687 shares of the Registrant's Common Stock at an exercise price of $1.75 per share incorporated by reference from Exhibit 10.12 to the Company's Registration Statement, No. 333-70676.

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

10.25
2006 Executive Management Incentive Plan for Chairman, Chief Executive Officer and President, effective January 1, 2006, as incorporated by reference from Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2006.

10.26
2006 Executive Management Incentive Plan for Chief Operating Officer, effective January 1, 2006, as incorporated by reference from Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2006.

10.27
2006 Executive Management Incentive Plan for Vice President, Chief Financial Officer, effective May 15, 2006, as incorporated by reference from Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2006.

10.28	Settlement Agreement, dated December 19, 2007, by and between Barbara Fisher (“Fisher”) and Perma-Fix of Dayton, Inc.

10.29	Consent Decree, dated December 12, 2007, between United States of America and Perma-Fix of Dayton, Inc.

21.1	List of Subsidiaries

23.1	Consent of BDO Seidman, LLP

31.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification by Steven T. Baughman, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Steven T. Baughman, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.