Form 10-K/A
period 2007-12-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2008-04-21
CIK 891532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Documents incorporated by reference: none

Explanatory Note
This Amendment (“Form 10-K/A – Amendment No.1”) is being filed to amend our Form 10-K for the year ended December 31, 2007 which was originally filed on April 1, 2008.

We are filing this Form 10-K/A – Amendment No.1 to amend Part I, Item 1A, Risk Factors; Part II, Item 6, Selected Financial Data; Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations; Special Note Regarding Forward-Looking Statements contained in Part II; Item 8, Financial Statements and Supplementary Data; and Item 9A, Controls and Procedures.

As disclosed in our Form 10-K filed on April 1, 2008, our fixed charge coverage ratio fell below the minimum requirement pursuant to our PNC loan covenant as of December 31, 2007. Although we obtained a waiver from our lender for this non-compliance as of December 31, 2007, we were not able to demonstrate that we would be able to comply with the fixed charge coverage ratio in our loan agreement as of the end of the first and second quarters of 2008. As a result, we were required under generally accepted accounting principles to reclassify approximately $11.4 million of our indebtedness to certain of our lenders from long-term to current as of December 31, 2007. As a result of our inability to demonstrate that we would be able to comply with the fixed charge coverage ratio as of the end of the first and second quarters of 2008 and our working deficit of approximately $17.2 million, our independent registered public accounting firm included an explanatory paragraph addressing the Company’s ability to continue as a going concern, as disclosed in our Form 10-K, filed with the Securities and Exchange Commission on April 1, 2008. On April 4, 2008 however, our lender further revised our loan covenant which has now enabled us to demonstrate, based on our projections, the likelihood of us meeting our minimum fixed charge coverage ratio in 2008. Consequently, our independent registered public accounting firm amended its report as of December 31, 2007 to exclude the explanatory paragraph on the Company’s ability to continue as a going concern.

For the convenience of the reader, this Form 10-K/A – Amendment No. 1, sets forth the original Form 10-K in its entirely, as filed on April 1, 2008, as amended by this 10-K/A – Amendment No. 1. However, this Form 10-K/A – Amendment No. 1 amends only the Parts and Items as noted above solely as a result of the April 4th, 2008 revision to our loan covenants and modification of our independent registered public accounting firm’s report. In addition, exhibit 4.15 and exhibit 23.1 as filed originally in our Form 10-K on April 1, 2008, have been amended by this Form 10K/A - Amendment No.1. All other exhibits as filed in our Form 10-K on April 1, 2008 are hereby incorporated by reference as to such.

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

For 2007, the Nuclear business (including $8,439,000 in revenue of our PFNWR facility) accounted for $51,704,000 (or 95.6%) of total revenue from continuing operations, as compared to $49,423,000 (or 93.6%) of total revenue for 2006. See “ – Dependence Upon a Single or Few Customers” and “Financial Statements and Supplementary Data” for further details and a discussion as to our Nuclear Segment's contracts with the federal government or with others as a subcontractor to the federal government.

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
Our credit facility with our bank contains financial covenants. A breach of any of these covenants could result in a default under our credit facility triggering our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. In the past, none of our covenants have been restrictive to our operations; however, in 2007, our fixed charge coverage ratio fell below the minimum requirement pursuant to the covenant. We obtained a waiver from our lender for this non-compliance as of December 31, 2007. In addition to the waiver that we obtained, our lender, on April 4, 2008, further amended the methodology in calculating our quarterly fixed charge coverage ratio which has enabled us to demonstrate, based on our projections, the likelihood of us meeting our fixed charge coverage ratio in 2008. In the event that we are unable to meet any of the covenants contained in our loan agreement in the future and our lender accelerates the repayment of borrowings under our credit facility, we may not have sufficient liquidity to repay our debt under the credit facility and other indebtedness.

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

Our Common Stock is traded on the NASDAQ Capital Markets (“NASDAQ”) under the symbol “PESI” on NASDAQ. The following table sets forth the high and low market trade prices quoted for the Common Stock during the periods shown. The source of such quotations and information is the NASDAQ online trading history reports.

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

Statement of Operations Data:

	2007(1)(2)	2006(1)	2005	2004(3)	2003
Revenues	$54,102	$52,781	$50,098	$45,883	$40,641
Income from continuing operations	517	5,644	4,501	3,322	3,500
Loss from discontinued operations	(9,727)	(933)	(762)	(22,683)	(382)
Net (loss) income	(9,210)	4,711	3,739	(19,361)	3,118
Preferred stock dividends	¾	¾	(156)	(190)	(189)
Net (loss) income applicable to Common Stock	(9,210)	4,711	3,583	(19,551)	2,929
Income (loss) per common share - Basic
Continuing operations	.01	.12	.10	.08	.09
Discontinued operations	(.19)	(.02)	(.02)	(.56)	(.01)
Net income (loss) per share	(.18)	.10	.08	(.48)	.08
Income (loss) per common share - Diluted
Continuing operations	.01	.12	.10	.07	.08
Discontinued operations	(.18)	(.02)	(.02)	(.51)	(.01)
Net income (loss) per share	(.17)	.10	.08	(.44)	.07
Basic number of shares used in computing net income (loss) per share	52,549	48,157	42,605	40,478	34,982
Diluted number of shares and potential common shares used in computing net income (loss) per share	53,294	48,768	44,804	44,377	39,436

Balance Sheet Data:

	December 31,
	2007	2006	2005	2004	2003
Working capital (deficit)	$(17,154)	$12,810	$5,916	$(497)	$4,159
Total assets	126,031	106,662	98,525	100,455	110,215
Current and long-term debt	18,836	8,329	13,375	18,956	29,088
Total liabilities	66,018	40,924	50,087	56,922	58,488
Preferred Stock of subsidiary	1,285	1,285	1,285	1,285	1,285
Stockholders' equity	58,728	64,453	47,153	42,248	50,442

(1)	Includes recognized stock option expense of $457,000 and $338,000 for 2007 and 2006, respectively pursuant to the adoption of SFAS 123R which became effective January 1, 2006.

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

In 2007, our balance sheet was heavily impacted by the acquisition of the PFNWR facility, as well as the reclassification of approximately $11,403,000 of debt owed to certain of our lenders from long term to current. Working capital at December 31, 2007 is a negative $17,154,000 as compared to positive $12,810,000 at December 31, 2006. As of December 31, 2007, our fixed charge coverage ratio contained in our PNC loan agreement fell below the minimum requirement. We obtained a waiver from our lender for this non-compliance as of December 31, 2007. On April 1, 2008, the date our Form 10-K was originally filed, we did not expect to be in compliance with this fixed charge coverage ratio as of the end of the first and second quarters of 2008 and, as a result, we were required under generally accepted accounting principles to reclassify the long term portion of this debt to current due to this likelihood of future default. Furthermore, we have a cross default provision on our 8.625% promissory note with a separate bank and have reclassified the long term portion of that debt to current as well. These reclassifications negatively impacted our working capital. On April 4, 2008 however, our lender further revised our loan covenant which has now enabled us to demonstrate, based on our projections, the likelihood of us meeting our fixed charge coverage ratio in 2008. As a result, absent any future events causing the classification of this debt to be current, we expect this debt to be reflected as long term (less current maturities) in our next reporting period. We anticipate restructuring certain debt in 2008 to increase our available borrowings. Our working capital continues to be impacted by certain liabilities associated with our discontinued operations.

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

The Nuclear Segment experienced a $2,281,000 increase in revenue for the year ended December 31, 2007 over the same period in 2006. Total revenue within the Nuclear Segment included $8,439,000 of revenue from our PFNWR facility, which was acquired on June 13, 2007. Excluding the revenue of our PFNWR facility, revenue from our Nuclear Segment decreased approximately $6,158,000 or 12.5% as compared to the same period of 2006. Revenue from government generators (which includes Bechtel Jacobs, LATA/Parallax and Fluor Hanford) decreased $8,794,000 (excluding government revenue of $5,568,000 from our PFNWR facility) or 26.5% due to overall lower government receipts. Due to varying waste constituencies, waste received and its related pricing can vary. 2007 saw a decline in average pricing of 21.6% while volume increased 7.9%. Although our receipts were down, the increase in volume was the result of the Company’s continued effort to process and dispose more of its backlog. The backlog of stored waste within the Nuclear Segment was reduced to $9,964,000, excluding the backlog of our PFNWR facility of $4,683,000 at December 31, 2007, down from $12,492,000 in 2006, which reflects increases in processing and disposal for the year. Waste backlog will continue to fluctuate in 2008 depending on the complexity of waste streams and the timing of receipts and processing of materials. The high levels of backlog material continue to position the segment well for increases in future processing revenue prospective. The Bechtel Jacobs contract in Oak Ridge is continuing at reduced waste volumes due to the large legacy waste clean-up project completion in 2005. 2006 revenues of our Nuclear Segment include approximately $1.1 million recognized from Bechtel Jacobs as a result of a settlement of a lawsuit in connection with a dispute over surcharges from waste treated in 2003. The decrease for LATA/Parallax is due to significant progress made by LATA/Parallax in completing legacy waste removal actions as part of their clean-up project at Portsmouth for the Department of Energy. Fluor Hanford revenue increased approximately $2,656,000 (excluding approximately $3,100,000 from PFNWR) or 216.1% due mainly to increased receipts at our DSSI facility. Hazardous and non-hazardous revenue increased approximately $1,725,000 or 51.6% as compared to the same period of 2006 due to a combination of increased volume of 19.6% and price increases of 26.7% in per drum equivalent of waste processed. Revenue from the Engineering Segment decreased $960,000 or 28.6% due to less billable hours and related reimbursable costs in part to a large event project in 2006 which did not repeat in 2007 and more hours spent supporting the divestiture of the Industrial Segment facilities that are for sale.

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

Excluding the SG&A of our PFNWR facility, our 2007 SG&A expenses decreased throughout the Company over 2006. The decrease in administrative SG&A was the result of lower payroll related expense totaling approximately $688,000 related to a reduction in general labor and bonus expenses. This decrease was offset by higher public company expense totaling approximately $250,000 due to an increase in director fees for our Board of Director services and payment of a one time fee to a member of our Board of Directors as compensation for his service in negotiating the agreement in principal to resolve a certain legal matter with the EPA against our PFD facility. In addition, we had higher outside service fees of approximately $268,000 related to consulting and the adoption of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB No.109” (“FIN 48”) and other tax related issues. The Nuclear Segment’s SG&A decrease is due to lower payroll related expenses as commissions were down consistent with reduced revenues and severance expense was down from 2006. The Engineering Segment decrease was the result of a decrease in payroll related expenses as commissions and headcount were down but were offset by an increase in bad debt expense. Included in SG&A expenses is depreciation and amortization expense of $117,000 and $127,000 for the years ended December 31, 2007 and 2006, respectively.

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

Nuclear Segment revenue for the year ended December 31, 2006 improved over 2005 by 4.6% of consolidated revenue or $2,178,000. Revenue of our Nuclear Segment under contracts with Bechtel Jacobs is decreasing as projects at Oak Ridge are near completion and as a result of certain other projects with the federal government in which we have been issued subcontracts previously managed by Bechtel Jacobs being assumed by LATA/Parallax. 2006 revenues of our Nuclear Segment include approximately $1.1 million recognized as a result of a settlement of a lawsuit in connection with a dispute over surcharges from waste treated in 2003. While this settlement was finalized in January 2007, it was estimatable and probable as of December 31, 2006. This amount did not exceed contract costs through December 31, 2006 and no contingencies existed in regards to this matter at year-end. Waste received directly from the government increased as government volume normally varies year over year due to funding, volume, and other factors. Hazardous and non hazardous revenue was down reflecting the completion of a special event soil project from existing industrial customers in 2005 which did not repeat in 2006. See “Known Trends and Uncertainties – Significant Customers” later in this Managements' Discussion and Analysis for further discussion on our revenues and contracts with the government and their contractors. The backlog of stored waste at December 31, 2006 was $12,492,000 compared to $16,374,000 at December 31, 2005. Waste receipts were consistent with 2005, but the backlog reflects increases in processing and disposal for the year. The high levels of backlog material continue to position the segment well from future processing revenue prospective. The Engineering Segment experienced an increase in revenue in 2006 as a result of a special event project.

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

Accrued Expenses as of December 31, 2007, totaled $9,207,000, an increase of $4,457,000 over the December 31, 2006, balance of $4,750,000. Accrued expenses are made up of accrued compensation, interest payable, insurance payable, certain tax accruals, and other miscellaneous accruals. Perma-Fix Northwest Richland, Inc. accounted for $362,000 of this balance. The remainder of the increase is primarily due to reclass of interests payable of approximately $2,568,000 from long term to current for two notes due to the IRS payable by December 31, 2008, resulting from the acquisition of M&EC in 2001 (see “Financing Activities in this Management’s Discussion and Analysis of Financial Condition and Results of Operations”). The remaining increase is due primarily to our insurance payable resulting from renewal of the Company’s general insurance policies.

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

Our working capital position at December 31, 2007 was a negative $17,154,000, which includes the working capital of our discontinued operations, as compared to our positive working capital position of $12,810,000 at December 31, 2006. Our working capital in 2007 was negatively impacted by the reclassification of approximately $11,403,000 of debt owed to certain of our lenders from long term to current. As of December 31, 2007, the fixed charge coverage ratio contained in our PNC loan agreement fell below the minimum requirement. We obtained a waiver from our lender for this non-compliance as of December 31, 2007. On April 1, 2008, the date our Form 10-K was originally filed, we did not expect to be in compliance with the fixed charge coverage ratio as of the end of the first and second quarters of 2008 and, as a result, we were required under generally accepted accounting principles to reclassify the long term portion of this debt to current due to the likelihood of future default. Furthermore, we have a cross default provision on our 8.625% promissory note with a separate bank and have reclassified the long term portion of that debt to current as well. On April 4, 2008 however, our lender further revised our loan covenant which has now enabled us to demonstrate, based on our projections, the likelihood of us meeting our fixed charge coverage ratio in 2008. As a result, absent any future events causing the classification of this debt to be current, we expect this debt to be reflected as long term (less current maturities) in our next reporting period. Our working capital for the year was also impacted by approximately $8,600,000 expended to acquire PFNWR. The working capital of PFNWR was also impacted by the current portion of a short term loan of $2,000,000 which was set up for the acquisition as a “bridge” until we restructure our credit facility. In addition, a large disposal accrual related to the legacy waste acquired increased our current liabilities by approximately $3,300,000. We are required to dispose of this legacy waste on or before August 31, 2008. Other reductions to our current assets or increases to our current liabilities which impacted our working capital was the annual cash payment to the finite risk sinking fund of $1,000,000, our semi-annual payment to the IRS related to our two notes at our M&EC facility of approximately $1,000,000 and the reclassification of interest on the two notes from long term to current of approximately $2,568,000. Our working capital position continues to experience the negative impact of certain liabilities associated with discontinued operations.

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

On March 26, 2008, we entered into an amendment with PNC, which extended the due date of the $25 million credit facility from November 27, 2008 to September 30, 2009. Pursuant to the amendment, we may terminate the agreement upon 60 days’ prior written notice upon payment in full of the obligation. The amendment also waived the Company’s violation of the fixed charge coverage ratio as of December 31, 2007, as discussed below. On April 4, 2008, this amendment was modified by PNC to change the methodology in calculating our fixed charge coverage ratio in each quarter of 2008. As a condition to this amendment, we have agreed to pay PNC a fee of $25,000.

Our credit facility with PNC contains financial covenants. A breach of any of these covenants, unless waived by PNC, could result in a default under our credit facility triggering our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. In the past, none of our covenants have been restrictive to our operations; however, in 2007, our fixed charge coverage ratio fell below the minimum requirement pursuant to the covenant. We obtained a waiver from our lender for this non-compliance as of December 31, 2007. On April 1, 2008, the date our Form 10-K was originally filed, we did not expect to be in compliance with the fixed charge coverage ratio as of the end of the first and second quarters of 2008 and as a result, we were required under generally accepted accounting principles to reclassify the long term portion of debt to current. Furthermore, we have a cross default provision on our 8.625% KeyBank National Association promissory note and have reclassified the long term portion of that debt to current as well. The April 4th 2008 modification to our fixed charge coverage ratio has resulted in an expectation that we will now be able to comply with our financial covenants in 2008, based on our projections.

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

In summary, the acquisition of PFNWR has impacted our liquidity. We continue to draw funds from our revolver to make the payments on debt that we assumed as result of the acquisition. Cash (net of collateralized portion held by our credit facility) received from the sale of PFMD and PFD in the first quarter of 2008 was used to reduce our term note, with the remaining cash used to reduce our revolver. Cash to be received subject from the sale of any remaining facilities/operations within our Industrial Segment (net of the collateralized portion held by our credit facility) will be used to further reduce our term note, with any remaining cash used to reduce our revolver. We continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions in the Nuclear Segment. We have initiated discussions with our lender to restructure our credit facility to better support the needs of the Company once the remaining Industrial Segment facilities/operations are sold. Should this restructuring not occur in the short term, we believe that our cash flows from operations are sufficient to service the Company’s current obligations.

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

		Payments due by period
Contractual Obligations	Total	2008	2009- 2011	2012- 2013	After 2013
Long-term debt (7)	$18,016	$15,292	$2,714	$10	$—
Interest on long-term debt (1)	3,195	2,782	413	¾	¾
Interest on variable rate debt (2)	595	422	173	¾	¾
Operating leases	2,245	677	1,418	150	¾
Finite risk policy (3)	10,814	5,278	4,532	1,004	¾
Pension withdrawal liability (4)	1,287	158	574	483	72
Environmental contingencies (5)	1,741	911	608	222	¾
Purchase obligations (6)	—	—	—	—	—
Total contractual obligations	$37,893	$25,520	$10,432	$1,869	$72

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

(7)
On April 1, 2008, the date our Form 10-K was originally filed, we were required to reclassify approximately $11,403,000 of debt owed to certain of our lenders from long term to current as a result of our inability to demonstrate that we would be in compliance with our fixed charge coverage ratio contained in our PNC loan agreement as of the end of the first and second quarters of 2008. Furthermore, we have a cross default provision on our 8.625% KeyBank National Association promissory note and have reclassified the long term portion of that debt to current as well. On April 4, 2008, our lender amended the methodology in calculating our quarterly fixed charge coverage ratio which has enabled us to demonstrate, based on our projections, the likelihood of us meeting our fixed charge coverage ratio in 2008. As a result, absent any future events causing the classification of this debt to be current, we expect this debt to be reflected as long term (less current maturities) in our next reporting period.

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
·
in the event that we are unable to meet any of our covenants under our loan agreement in the future and we are unable to obtain a waiver for this non-compliance, our lender could accelerate the repayment of borrowing under our credit facility and other indebtedness;

·
we may not have sufficient liquidity to repay our debt under our credit facilities and other indebtedness in the event that our lender accelerates the repayment of borrowings under our credit facility;

·
we believe that our cash flows from operations are sufficient to service the Company’s current obligations in the event that we are unable to restructure our credit facility with our lender in the short term;

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

/s/ BDO Seidman, LLP

Atlanta, Georgia
March 31, 2008, except for Note 20 which is as of April 15, 2008

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

PERMA-FIX ENVIRONMENTAL SERVICES, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31,
(Amounts in Thousands, Except for Share Amounts)

									Common
	Preferred Stock		Common Stock		Additional	Stock		Interest	Stock Held	Total
					Paid-In	Subscription	Accumulated	Rate	In Hand	Stockholders'
	Stock	Amount	Shares	Amount	Capital	Receivable	Deficit	Swap	Treasury	Equity
Balance at December 31, 2004	2,500	$—	42,749,117	$43	$80,902	$—	$(36,794)	$(41)	$(1,862)	$42,248
Comprehensive income
Net income	¾	¾	¾	¾	¾	¾	3,739	¾	¾	3,739
Other comprehensive income:
Interest rate swap	¾	¾	¾	¾	¾	¾	¾	41	¾	41
Comprehensive income										3,780
Preferred stock dividends	¾	¾	¾	¾	¾	¾	(156)	¾	¾	(156)
Issuance of Common Stock upon conversion of Preferred Stock	(2,500)	¾	1,666,667	2	(2)		¾	¾	¾	¾
Issuance of Common Stock for cash and services	¾	¾	144,566	¾	274	¾	¾	¾	¾	274
Exercise of Warrants and Options	¾	¾	1,253,566	1	1,006	¾	¾	¾	¾	1,007
Balance at December 31, 2005	¾	$—	45,813,916	$46	$82,180	$—	$(33,211)	$—	$(1,862)	$47,153
Net income	¾	¾	¾	¾	¾	¾	4,711	¾	¾	4,711
Retirement of Treasury Stock	¾	¾	(988,000)	(1)	(1,861)	¾	¾	¾	1,862	¾
Issuance of Common Stock for cash and services	¾	¾	121,038	¾	216	¾	¾	¾	¾	216
Issue Stock Subscription Receivable	¾	¾	60,000	¾	¾	(105)	¾	¾	¾	(105)
Repayment of Stock Subscription Receivable	¾	¾	¾	¾	¾	26	¾	¾	¾	26
Issuance of Common Stock upon exercise of Warrants and Options	¾	¾	7,046,790	7	12,107	¾	¾	¾	¾	12,114
Share Based Compensation	¾	¾	¾	¾	338	¾	¾	¾	¾	338
Balance at December 31, 2006	¾	$—	52,053,744	$52	$92,980	$(79)	$(28,500)	$ ¾	$ ¾	$64,453
Net Loss	¾	¾	¾	¾	¾	¾	(9,210)	¾	¾	(9,210)
Issuance of Common Stock for services	¾	¾	143,005	¾	391	¾	¾	¾	¾	391
Common Stock Issued in conjunction with acquisition	¾	¾	709,207	1	2,164	¾	¾	¾	¾	2,165
Repayment of Stock Subscription Receivable	¾	¾	¾	¾	¾	54	¾	¾	¾	54
Issuance of Common Stock upon exercise of Options and Warrants	¾	¾	798,560	1	417	¾	¾	¾	¾	418
Share Based Compensation	¾	¾	¾	¾	457	¾	¾	¾	¾	457
Balance at December 31, 2007	—	$—	53,704,516	$54	$96,409	$(25)	$(37,710)	$—	$—	$58,728

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

As of December 31, 2007, we had 2,014,026 employee stock options outstanding, which included 1,221,359 that were outstanding and fully vested at December 31, 2005, 726,000 of the 878,000 employee stock options approved and granted on March 2, 2006, of which 235,333 are vested, and 66,667 of the 100,000 employee stock options approved and granted on May 15, 2006, of which 33,333 became vested and were exercised on May 15, 2007. The weighted average exercise price of the 1,456,692 outstanding and fully vested employee stock options is $1.84 with a weighted average remaining contractual life of 3.95 years. The employee stock options outstanding at December 31, 2005 are ten year options, issuable at exercise prices from $1.25 to $2.19 per share, and expiration dates from October 14, 2008 to October 28, 2014. The employee stock option grants in March and May 2006 are six year options with a three year vesting period, with exercise prices from $1.85 to $1.86 per share. We did not grant any employee stock options for the year ended December 31, 2007. The fair value of the employee options which vested in 2007, 2006, and 2005 totaled $239,714, $0, and $0, respectively.

Additionally, we have 576,000 outstanding director stock options, of which 102,000 were newly granted during the year ended December 31, 2007, which are ten year options with an exercise price of $2.95 and vesting period of six months, resulting from the election of our Board of Directors on August 2, 2007. The fair value of the 102,000 option grant was $234,223. The weighted average exercise price of the 474,000 exercisable director stock options outstanding as of December 31, 2007, is $1.97 with a weighted average contractual life of 5.85 years. The director stock options outstanding as of December 31, 2007 are ten year options, issuable at exercise prices ranging from $1.22 to $2.98 per share and expiration dates from May 20, 2008 to August 2, 2017. The fair value of the director options which vested in 2007, 2006, and 2005, totaled $156,815, $11,425, and $0, respectively.

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

On December 18, 2007, we entered into Amendment No. 9 with PNC, which entitled the Company to pay off the collateralized property sold from the sales proceeds upon the sale of each of the Industrial Segment facility, with any remaining proceeds to be used to pay off the term note and the revolver in such order. As a condition of the amendment, we paid $10,000 fee to PNC.

On March 26, 2008, we entered into Amendment No. 10 with PNC, which extended the due date of the $25 million credit facility from November 27, 2008 to September 30, 2009. Pursuant to the amendment, we may terminate the agreement upon 60 days’ prior written notice upon payment in full of the obligation. The amendment also waived the Company’s violation of the fixed charge coverage ratio as of December 31, 2007, as discussed below. In addition, the amendment changed our present covenant to exclude certain allowable charges in determining our minimum fixed charge coverage ratio. As a condition to this amendment, we have agreed to pay PNC a fee of $25,000. (See Note 20)

Our credit facility with PNC contains financial covenants. A breach of any of these covenants, unless waived by PNC, could result in a default under our credit facility triggering our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. In the past, none of our covenants have been restrictive to our operations; however, in 2007, our fixed charge coverage ratio fell below the minimum requirement pursuant to the covenant. We obtained a waiver from our lender for this non-compliance as of December 31, 2007. At this time however, we do not expect to be in compliance with the fixed charge coverage ratio as of the end of the first and second quarters of 2008 and, as a result, we were required under generally accepted accounting principles to reclassify the long term portion of this debt to current. Furthermore, we have a cross default provision on our 8.625% KeyBank National Association promissory note and have reclassified the long term portion of that debt to current as well. If we are unable to meet the fixed charge coverage ratio in the future, we believe that our lender will waive this non-compliance or will revise this covenant so that we are in compliance; however, there is no assurance that we will be able to secure a waiver or revision from our lender. If we fail to meet our fixed charge coverage ratio in the future and our lender does not waive the non-compliance or revise this covenant so that we are in compliance, our lender could accelerate the repayment of borrowings under our credit facility. In the event that our lender accelerates the payment of our borrowing, we may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness. In addition to the waiver that we have obtained from our lender for our non-compliance of our fixed charge coverage ratio as of December 31, 2007, our lender has amended our present covenant to exclude certain allowable charges in determining our minimum fixed charge coverage ratio. This amendment may improve our ability to maintain compliance of the fixed charge coverage ratio in the future. (See Note 20)

Promissory Notes
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

Notwithstanding our $11,403,000 reclassification from long-term to current as described above, the aggregate approximate amount of the maturities of long-term debt maturing in future years as of December 31, 2007 for our continuing operations, are $3,889,000 in 2008; $12,328,000 in 2009; $899,000 in 2010; $890,000 in 2011, and $10,000 in 2012. Our reclassification to current results in the shifting of maturities from 2009 to 2008 by $11,403,000. Debt related to assets held for sale totals $820,000 at December 31, 2007 and is due as follows: $403,000 in 2008; $180,000 in 2009; $110,000 in 2010; $87,000 in 2011; $39,000 in 2012; and $1,000 in 2013.

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

An overall reconciliation between the expected tax benefit using the federal statutory rate of 34% and the provision for income taxes as reported in the accompanying consolidated statements of operations is provided below. On a percentage basis, the reconciliation approximates that of continuing operations as well.

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

●
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

●
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

The table below shows certain financial information of our operating segment for 2007, 2006, and 2005 (in thousands).

	Nuclear Services		Engineering	Segments Total	Corporate And Other (2)		Consolidated Total

Revenue from external customers	$51,704	(3)	$2,398	$54,102	$—		$54,102
Intercompany revenues	3,103		1,069	4,172	—		4,172
Gross profit	16,505		760	17,265	—		17,265
Interest income	1		—	1	311		312
Interest expense	546		1	547	755		1,302
Interest expense-financing fees	—		—	—	196		196
Depreciation and amortization	3,763		36	3,799	68		3,867
Segment profit (loss)	6,364		245	6,609	(6,092)		517
Segment assets(1)	98,153		1,986	100,139	25,892	(4)	126,031
Expenditures for segment assets	2,943		20	2,963	19		2,982
Total long-term debt	6,659		6	6,665	11,351		18,016

Segment Reporting as of and for the year ended December 31, 2006

	Nuclear Services		Engineering	Segments Total	Corporate And Other (2)		Consolidated Total

Revenue from external customers	$49,423	(3)	$3,358	52,781	$—		$52,781
Intercompany revenues	2,433		558	2,991	—		2,991
Gross profit	20,930		797	21,727	—		21,727
Interest income	—		—	—	280		280
Interest expense	475		1	476	765		1,241
Interest expense-financing fees	1		—	—	191		192
Depreciation and amortization	2,931		38	2,969	77		3,046
Segment profit (loss)	11,771		252	12,023	(6,379)		5,644
Segment assets(1)	68,523		2,182	70,705	35,957	(4)	106,662
Expenditures for segment assets	5,329		62	5,391	57		5,448
Total long-term debt	1,984		15	1,999	5,500		7,499

Segment Reporting as of and for the year ended December 31, 2005

	Nuclear Services		Engineering	Segments Total	Corporate And Other (2)		Consolidated Total

Revenue from external customers	$47,245	(3)	$2,853	50,098	$—		$50,098
Intercompany revenues	2,408		480	2,888	—		2,888
Gross profit	18,101		669	18,770	—		18,770
Interest income	3		¾	3	123		126
Interest expense	743		18	761	741		1,502
Interest expense-financing fees	2		¾	2	316		318
Depreciation and amortization	2,817		40	2,857	43		2,900
Segment profit (loss)	10,141		182	10,323	(5,822)		4,501
Segment assets(1)	63,404		2,162	65,566	32,959	(4)	98,525
Expenditures for segment assets	1,488		14	1,502	33		1,535
Total long-term debt	3,266		23	3,289	8,947		12,236

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)	Amounts reflect the activity for corporate headquarters, not included in the segment information.

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
SUBSEQUENT EVENTS

DIVESTITURES
Perma-Fix of Maryland, Inc.
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

NOTE 20
MODIFICATION TO DEBT AGREEMENT SUBSEQUENT TO INITIAL FILING OF FORM 10-K

On April 1, 2008, the date our Form 10-K was originally filed, we did not expect to be in compliance with our fixed charge coverage ratio contained in our PNC loan agreement as of the end of the first and second quarters of 2008 and, as a result, we were required under generally accepted accounting principles to reclassify the long term portion of this debt to current. Furthermore, we have a cross default provision on our 8.625% KeyBank National Association promissory note and have reclassified the long term portion of that debt to current as well. These events resulted in $11,403,000 of debt owed to PNC and Keybank to be reclassified from long term to current as of December 31, 2007. At the time our Form 10-K was initially filed, we did not have sufficient liquidity to satisfy these obligations. These factors had raised substantial doubt as to our ability to continue as a going concern.

On April 4, 2008, Amendment No. 10 (see Note 8) was modified by PNC to change the methodology in calculating our fixed charge coverage ratio in each quarter of 2008. This modification has resulted in an expectation that we will now be able to comply with our financial covenants in 2008, based on our projections. As a result, absent any future events causing the classification of this debt to be current, we expect this debt to be reflected as long term (less current maturities) in our next reporting period. Consequently, the events that gave rise to our going concern uncertainty have subsequently been resolved.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 31, 2008, except for Note 20, which is as of April 15, 2008, expressed an unqualified opinion thereon.

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

EXECUTIVE OFFICERS

See Item 4A – “Executive Officers of the Registrant” in Part I of this report for information concerning our executive officers, as of the date hereof.

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

Capital Bank-Grawe Gruppe AG (“Capital Bank”) has advised us that it is a banking institution regulated by the banking regulations of Austria, which holds shares of our Common Stock as agent on behalf of numerous investors. Capital Bank has represented that all of its investors are accredited investors under Rule 501 of Regulation D promulgated under the Act. In addition, Capital Bank has advised us that none of its investors, individually or as a group, beneficially own more than 4.9% of our Common Stock. Capital Bank has further informed us that its clients (and not Capital Bank) maintain full voting and dispositive power over such shares. Consequently, Capital Bank has advised us that it believes it is not the beneficial owner, as such term is defined in Rule 13d-3 of the Exchange Act, of the shares of our Common Stock registered in the name of Capital Bank because it has neither voting nor investment power, as such terms are defined in Rule 13d-3, over such shares. Capital Bank has informed us that it does not believe that it is required (a) to file, and has not filed, reports under Section 16(a) of the Exchange Act or (b) to file either Schedule 13D or Schedule 13G in connection with the shares of our Common Stock registered in the name of Capital Bank.

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

Prior to our adoption of SFAS 123R, on July 28, 2005, the Compensation and Stock Option Committee of the Board of Directors approved the acceleration of vesting for all the outstanding and unvested options to purchase Common Stock awarded to employees as of the approval date. The Board of Directors approved the accelerated vesting of these options based on the belief that it was in the best interest of our stockholders to reduce future compensation expense that would otherwise be required in the statement of operations upon adoption of SFAS 123R, effective beginning January 1, 2006. See impact of FASB Statement 123(R) on our operating results in “Note 3 – Stock Based Compensation” to “Notes to Consolidated Financial Statements”.

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

THE COMPENSATION AND STOCK OPTION COMMITTEE
Jack Lahav, Chairman
Jon Colin
Joe Reeder
Dr. Charles E. Young

Summary Compensation Table
The following table summarizes the total compensation paid or earned by each of the executive officers for the fiscal years ended December 31, 2007 and 2006. Currently, we do not have any employment agreements with any of the named executive officers, but see the discussion under “Compensation and Discussion Analysis – Proposed Employment Agreements”.
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation		Change in Pension Value and Non- Qualified Deferred Compensation Earning	All other Compensation	Total Compensation
		($)	($)	($)	($) (4)	($)		($)	($) (5)	($)

Dr. Louis Centofanti	2007	241,560	¾	¾	¾	17,550	(2)	¾	12,875	271,985
Chairman of the Board,	2006	232,269	¾	¾	86,800	143,324	(3)	¾	13,601	475,994
President and Chief
Executive Officer

Steven Baughman (¹)	2007	205,200	¾	¾	¾	7,800	(2)	¾	12,875	225,875
Vice President and Chief	2006	123,077	¾	¾	87,700	63,709	(3)	¾	9,000	283,486
Financial Officer

Larry McNamara	2007	206,769	¾	¾	¾	15,000	(2)	¾	12,875	234,644
Chief Operating Officer	2006	193,558	¾	¾	217,000	122,500	(3)	¾	12,750	545,808

Robert Schreiber, Jr.	2007	197,000	500	¾	¾	¾		¾	18,114	215,614
President of SYA	2006	158,292	¾	¾	21,700	5,915		¾	14,502	200,409

(1)	Appointed as Vice President and Chief Financial Officer in May 2006.

(2)	Represents 2007 performance compensation earned in 2007 under the Company’s MIP. We anticipate paying the amount in the second quarter of 2008.

(3)
Represents 2006 performance compensation earned in 2006 under the Company’s MIP. The amount includes $55,530, $37,693, and $47,463 earned by Dr. Centofanti, Mr. Baughman, and Mr. McNamara, respectively, in 4th quarter of 2006, which was paid on March 15, 2007. The MIP is described under the heading “Executive Management Incentive Plan” in this section.

(4)
This amount reflects the expense to the Company for financial statement reporting purposes for the fiscal year indicated, in accordance with FAS 123(R) of options granted under the Option Plan. There was no expense for options granted prior to 2006, which were fully vested prior to 2006, and are not included in these amounts. Assumptions used in the calculation of this amount are included in “Note 2 – Stock Based Compensation” to “Notes to Consolidated Financial Statement”. No options were granted to any named executives in 2007.

(5)	The amount shown includes a monthly automobile allowance of $750 or the use of a company car, and where applicable, our 401(k) matching contribution.

The compensation plan under which the awards in the following table were made are generally described in the Compensation Discussion and Analysis beginning on page 116 and include the Company’s MIP, which is a non-equity incentive plan, and the Company’s 2004 Stock Option Plan, which provides for grant of stock options to our employees.

Grant of Plan-Based Awards Table

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All other Stock Awards: Number of Shared of Stock or	All other Option Awards: Number of Securities Underlying	Excerise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold $	Target $ (1)	Maximum $ (1)	Threshold $	Target $	Maximum $	Units (#)	Options (#)	Awards ($/Sh)	Awards ($/Sh)

Dr. Louis Centofanti	N/A	¾	117,000	204,748	¾	¾	¾	¾	¾	¾	¾

Steven Baughman	N/A	¾	52,000	91,012	¾	¾	¾	¾	¾	¾	¾

Larry McNamara	N/A	¾	100,000	175,000	¾	¾	¾	¾	¾	¾	¾

Robert Schreiber, Jr.	N/A	¾	¾	¾	¾	¾	¾	¾	¾	¾	¾

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

(5)
In addition to the quarterly fees for his service as a member of our Board of Directors, Mr. Reeder was awarded $160,000 in additional fees by the Board of Directors on October 31, 2007 as compensation for his services as the board’s representative in negotiating the agreement in principle to settle the claims brought by the United States, on behalf of the EPA, against PFD, our Dayton, Ohio, subsidiary, and resolution of certain other matters relating to that lawsuit. Payment of the fee is governed by the terms of our 2003 Outsider Directors Stock Plan. Mr. Reeder elected to receive 100% of his fees payable in stock. As a result, Mr. Reeder was issued 73,818 shares of Common Stock in lieu of cash (based on 75% of the closing price of $2.89/share on October 30, 2007). The fair value of the stock on October 30, 2007 was $213,334 (see “Part I, Item 3 – Legal Proceeding” and “Note 16 – Related Party Transactions” in “Notes to Consolidated Financial Statements”).

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

In 2007, we increased our monthly payment of fees to our outside directors from $1,500 to $1,750. In addition, each board member is paid $1,000 for each board meeting attendance as well as $500 for each telephonic conference call. We compensate our Audit Committee Chairman an additional $2,250 for each month of service as Chairman, as result of the additional responsibilities placed on that position. As a member of the Board of Directors, each director elects to receive either 65% or 100% of the director's fee in shares of our Common Stock based on 75% of the fair market value of the Common Stock determined on the business day immediately preceding the date that the quarterly fee is due. The balance of each director’s fee, if any, is payable in cash. In 2007, the fees earned by our outside directors totaled $458,000, which included 73,818 shares of stock valued at $213,334 paid to Mr. Joe Reeder as compensation for his services as the board’s representative in negotiating the agreement in principle to settle the claims brought by the United States, on behalf of the EPA, against PFD, our Dayton, Ohio, subsidiary, and resolution of certain other matters relating to that lawsuit (see “Part I, Item 3 – Legal Proceeding” and “Note 16 – Related Party Transactions” in “Notes to Consolidated Financial Statements”). The aggregate amount of accrued directors’ fees at December 31, 2007, to be paid during 2008 to the seven outside directors (Colin, Ferguson, Lahav, Reeder, Shelton, Young and Zwecker) was approximately $100,000. Reimbursements of expenses for attending meetings of the Board are paid in cash at the time of the applicable Board meeting. Although Dr. Centofanti is not compensated for his services provided as a director, Dr. Centofanti is compensated for his services rendered as an officer of the Company. See “EXECUTIVE COMPENSATION — Summary Compensation Table.”

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

●
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

●
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

Audit Fees
The aggregate fees and expenses billed by BDO Seidman, LLP (“BDO”) for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2007 and 2006, for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for those fiscal years, and for review of documents filed with the Securities and Exchange Commission for those fiscal years were approximately $557,000 and $478,000, respectively. Audit fees for 2007 and 2006 include approximately $175,000 and $195,000, respectively, in fees related to the audit of internal control over financial reporting. Approximately 8% and 7% of the total hours spent on audit services for the Company for the years ended December 31, 2006, were spent by Cross, Fernandez and Riley, LLP (“CFR”) and by McLeod and Company, respectively, members of the BDO alliance network of firms. Such members are not full time, permanent employees of BDO. No members of any BDO alliance network of firms performed audit services for the Company for the years ended December 31, 2007.

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

2.3
Asset Purchase Agreement by and among Triumvirate Environmental Services, Inc., Triumvirate Environmental (Baltimore), LLC, Perma-Fix Environmental Services, Inc., and Perma-Fix of Maryland, Inc. dated January 18, 2008. Schedules and exhibits to the Agreement are listed in the Agreement, and the Company will furnish supplementally a copy of any omitted exhibits or schedule to the Commission upon request. (1)

2.4
Asset Purchase Agreement by and among Perma-Fix of Dayton, Inc., Perma-Fix Environmental Services, Inc., and OGM, Ltd., dated March 14, 2008, as incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed March 20, 2008. The Company will furnish supplementally a copy of any omitted exhibits or schedule to the Commission upon request.

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

4.14	Amendment No. 9 to Revolving Credit, Term Loan, and Security Agreement, dated as of December 18, 2007, between the Company and PNC Bank.
4.15	Amendment No. 10 to Revolving Credit, Term Loan, and Security Agreement, dated as of April 4, 2008, between the Company and PNC Bank.
10.1	1991 Performance Equity Plan of the Company as incorporated herein by reference from Exhibit 10.3 to the Company's Registration Statement, No. 33-51874.
10.2	1992 Outside Directors' Stock Option Plan of the Company as incorporated by reference from Exhibit 10.4 to the Company's Registration Statement, No. 33-51874.
10.3	First Amendment to 1992 Outside Directors' Stock Option Plan as incorporated by reference from Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 1994.
10.4	Second Amendment to the Company's 1992 Outside Directors' Stock Option Plan, as incorporated by reference from the Company's Proxy Statement, dated November 4, 1994.
10.5	Third Amendment to the Company's 1992 Outside Directors' Stock Option Plan as incorporated by reference from the Company's Proxy Statement, dated November 8, 1996.
10.6	Fourth Amendment to the Company's 1992 Outside Directors' Stock Option Plan as incorporated by reference from the Company's Proxy Statement, dated April 20, 1998.
10.7	1993 Non-qualified Stock Option Plan as incorporated by reference from the Company's Proxy Statement, dated October 12, 1993.

10.8	401(K) Profit Sharing Plan and Trust of the Company as incorporated by reference from Exhibit 10.5 to the Company's Registration Statement, No. 33-51874.
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

10.28	Settlement Agreement, dated December 19, 2007, by and between Barbara Fisher (“Fisher”) and Perma-Fix of Dayton, Inc. (1)
10.29	Consent Decree, dated December 12, 2007, between United States of America and Perma-Fix of Dayton, Inc. (1)
21.1	List of Subsidiaries (1)
23.1	Consent of BDO Seidman, LLP
31.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Steven T. Baughman, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Steven T. Baughman, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
(1) Filed with Original Form 10-K filed on April 1, 2008.