Form 10-Q
period 2008-03-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2008-05-12
CIK 891532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _______________________

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated Filer ☒ Non-accelerated Filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at May 8, 2008
Common Stock, $.001 Par Value	53,704,516
shares of registrant’s Common Stock

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

INDEX

		Page No.
PART I FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Consolidated Balance Sheets -
	March 31, 2008 (unaudited) and December 31, 2007	1

	Consolidated Statements of Operations -
	Three Months Ended March 31, 2008 and 2007 (unaudited)	3

	Consolidated Statements of Cash Flows -
	Three Months Ended March 31, 2008 and 2007 (unaudited)	4

	Consolidated Statement of Stockholders' Equity -
	Three Months Ended March 31, 2008 (unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	47

Item 4.	Controls and Procedures	48

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 6.	Exhibits	50

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	December 31,
(Amount in Thousands, Except for Share Amounts)	(Unaudited)	2007

ASSETS
Current assets:
Cash	$63	$102
Restricted cash	35	35
Accounts receivable, net of allowance for doubtful accounts of $79 and $138, respectively	13,284	13,536
Unbilled receivables - current	8,738	10,321
Inventories	206	233
Prepaid and other assets	3,136	3,170
Current assets related to discontinued operations	2,804	5,197
Total current assets	28,266	32,594

Property and equipment:
Buildings and land	21,207	20,748
Equipment	31,735	31,140
Vehicles	141	141
Leasehold improvements	11,458	11,457
Office furniture and equipment	2,281	2,268
Construction-in-progress	1,091	1,639
	67,913	67,393
Less accumulated depreciation and amortization	(21,204)	(20,084)
Net property and equipment	46,709	47,309

Property and equipment related to discontinued operations	4,232	6,775

Intangibles and other assets:
Permits	15,697	15,636
Goodwill	9,058	9,046
Unbilled receivables – non-current	3,454	3,772
Finite Risk Sinking Fund	8,192	6,034
Other assets	2,363	2,496
Intangible and other assets related to discontinued operations	1,598	2,369
Total assets	$119,569	$126,031

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

	March 31,
	2008	December 31,
(Amount in Thousands, Except for Share Amounts)	(Unaudited)	2007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,519	$5,010
Current environmental accrual	209	225
Accrued expenses	8,562	9,207
Disposal/transportation accrual	6,611	6,677
Unearned revenue	5,131	4,978
Current liabilities related to discontinued operations	4,834	8,359
Current portion of long-term debt	3,478	15,292
Total current liabilities	35,344	49,748

Environmental accruals	225	251
Accrued closure costs	8,773	8,739
Other long-term liabilities	940	966
Long-term liabilities related to discontinued operations	3,093	3,590
Long-term debt, less current portion	9,957	2,724
Total long-term liabilities	22,988	16,270

Total liabilities	58,332	66,018

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share	1,285	1,285

Stockholders' equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	¾	¾
Common Stock, $.001 par value; 75,000,000 shares authorized, 53,704,516 and 53,704,516 shares issued and outstanding, respectively	54	54
Additional paid-in capital	96,549	96,409
Stock subscription receivable	(10)	(25)
Accumulated deficit	(36,641)	(37,710)

Total stockholders' equity	59,952	58,728

Total liabilities and stockholders' equity	$119,569	$126,031

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands, Except for Per Share Amounts)	2008	2007

Net revenues	$14,883	$12,921
Cost of goods sold	11,074	8,321
Gross profit	3,809	4,600

Selling, general and administrative expenses	3,807	3,715
Income from operations	2	885

Other income (expense):
Interest income	68	88
Interest expense	(352)	(200)
Interest expense-financing fees	(52)	(48)
Other	6	(16)
(Loss) income from continuing operations before taxes	(328)	709
Income tax expense	―	126
(Loss) income from continuing operations	(328)	583

Loss from discontinued operations, net of taxes	(710)	(1,667)
Gain on disposal of discontinued operations, net of taxes	2,107	―
Net income (loss)	1,069	(1,084)

Preferred Stock dividends	¾	¾
Net income (loss) applicable to Common Stockholders	$1,069	$(1,084)

Net income (loss) per common share – basic
Continuing operations	$(.01)	$.01
Discontinued operations	(.01)	(.03)
Disposal of discontinued operations	.04	¾
Net income (loss) per common share	$.02	$(.02)

Net income (loss) per common share – diluted
Continuing operations	$(.01)	$.01
Discontinued operations	(.01)	(.03)
Disposal of discontinued operations	.04	¾
Net income (loss) per common share	$.02	$(.02)

Number of common shares used in computing net income (loss) per share:
Basic	53,704	52,063
Diluted	53,704	53,067

The accompanying notes are an integral part of these consolidated financial statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in Thousands)	2008	2007
Cash flows from operating activities:
Net income (loss)	$1,069	$(1,084)
Less: Income (loss) on discontinued operations (Note 8)	1,397	(1,667)

(Loss) income from continuing operations	(328)	583
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation and amortization	1,121	771
Benefit for bad debt and other reserves	(40)	(13)
Issuance of common stock for services	14	12
Share based compensation	126	111
Changes in operating assets and liabilities of continuing operations, net of effect from business acquisitions:
Accounts receivable	292	(1,763)
Unbilled receivables	1,901	(60)
Prepaid expenses, inventories and other assets	331	2,166
Accounts payable, accrued expenses and unearned revenue	717	(125)
Cash provided by continuing operations	4,134	1,682
Gain on disposal of discontinued operations (Note 8)	(2,107)	―
Cash used in discontinued operations	(641)	(32)
Cash provided by operating activities	1,386	1,650

Cash flows from investing activities:
Purchases of property and equipment	(519)	(1,118)
Change in finite risk sinking fund	(2,158)	(1,048)
Cash used for acquisition consideration, net of cash acquired	(12)	―
Cash used in investing activities of continuing operations	(2,689)	(2,166)
Proceeds from sale of discontinued operations (Note 8)	5,950	―
Cash used in discontinued operations	(74)	(350)
Net cash provided by (used in) investing activities	3,187	(2,516)

Cash flows from financing activities:
Net repayments of revolving credit	(124)	―
Principal repayments of long term debt	(4,457)	(283)
Proceeds from issuance of stock	―	25
Repayment of stock subscription receivable	15	13
Cash used in financing activities of continuing operations	(4,566)	(245)
Principal repayment of long-term debt for discontinued operations	(46)	(105)
Cash used in financing activities	(4,612)	(350)

Decrease in cash	(39)	(1,216)
Cash at beginning of period	102	2,528
Cash at end of period	$63	$1,312

Supplemental disclosure:
Interest paid	$297	$191
Income taxes paid	―	99
Non-cash investing and financing activities:
Long-term debt incurred for purchase of property and equipment	614	428

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited, for the three months ended March 31, 2008)

(Amounts in thousands,	Common Stock		Additional Paid-	Stock Subscription	Accumulated	Total Stockholders'
except for share amounts)	Shares	Amount	In Capital	Receivable	Deficit	Equity
Balance at December 31, 2007	53,704,516	$54	$96,409	$(25)	$(37,710)	$58,728

Net income	—	—	—	—	1,069	1,069
Issuance of Common Stock for services	—	—	14	—	—	14
Issuance of Common Stock upon exercise of Warrants & Options	—	—	—	—	—	—
Share based compensation	—	—	126	—	—	126
Repayment of stock subscription receivable	—	—	—	15	—	15
Balance at March 31, 2008	53,704,516	$54	$96,549	$(10)	$(36,641)	$59,952

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008
(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2007.

1. Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2008.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2007.

As previously disclosed, on May 18, 2007, our Board of Directors authorized the divestiture of our Industrial Segment. Our Industrial Segment provides treatment, storage, processing, and disposal of hazardous and non-hazardous waste, wastewater management services, and environmental services, which includes emergency response, vacuum services, marine environmental and other remediation services. The decision to sell our Industrial Segment is based on our belief that our Nuclear Segment represents a sustainable long-term growth driver of our business. During 2007, we entered into several letters of intent to sell various portions of our Industrial Segment. All of the letters of intent expired or terminated without being completed, except for the following: we completed, on January 8, 2008, the sale of substantially all of the assets of Perma-Fix Maryland, Inc. (“PFMD”) for $3,825,000 in cash, subject to a working capital adjustment during 2008, and assumption by the buyer of certain liabilities of PFMD, and on March 14, 2008, we completed the sale of substantially all of the assets of Perma-Fix of Dayton, Inc. (“PFD”) for approximately $2,143,000 in cash, subject to certain working capital adjustments after the closing, plus assumption by the buyer of certain of PFD’s liabilities and obligations. As previously disclosed, we are negotiating the sale of Perma-Fix of South Georgia (“PFSG”) and had anticipated completing the sale in May 2008; however, the negotiation has not progressed as planned and the anticipated sale date is not expected until the third quarter 2008. We are currently negotiating the sale of Perma-Fix Treatment Services, Inc. (“PFTS”). We anticipate that the sale of PFTS will be completed during the second quarter of 2008. The terms of the sale of PFSG and PFTS are not yet finalized. We are attempting to sell the remaining other companies and/or operations within our Industrial Segment, but as of the date of this report, we have not entered into any agreements regarding these other remaining companies or operations within our Industrial Segment.

At May 25, 2007, the Industrial Segment met the held for sale criteria under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and therefore, certain assets and liabilities of the Industrial Segment are reclassified as discontinued operations in the Consolidated Balance Sheets, and we have ceased depreciation of the Industrial Segment’s long-lived assets classified as held for sale. In accordance with SFAS No. 144, the long-lived assets have been written down to fair value less anticipated selling costs. As of March 31, 2008, we have recorded $6,367,000 in impairment charges, all of which were included in “loss from discontinued operations, net of taxes” on our Consolidated Statement of Operations for the year ended December 31, 2007. The results of operations and cash flows of the Industrial Segment have been reported in the Consolidated Financial Statements as discontinued operations for all periods presented. The criteria which the Company based its decision in reclassifying its Industrial Segment as discontinued operations is as follows: (1) the Company has the ability and authority to sell the facilities within the Industrial Segment; (2) the facilities are available for sale in its present condition; (3) the sale of the facilities is probable and is expected to occur within one year, subject to certain circumstances; (4) the facilities are being actively marketed at its fair value; and (5) the Company’s actions to finalize the disposal of the facilities are unlikely to change significantly.

We believe the divestiture of certain facilities within our Industrial Segment has not occurred within the anticipated time period due to the current state of our economy which has impacted potential buyers’ ability to obtain financing. Originally, we had planned to sell the majority of companies that comprised the Industrial Segment together; however, that plan did not materialize as expected. We are now pursuing potential sale of each company within our Industrial Segment individually. Although this process has taken more time than anticipated for numerous reasons, we continue to market the remaining facilities within our Industrial Segment for eventual sale.

2. Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities. SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007 and for non-financial assets and liabilities in fiscal years beginning after March 15, 2008. We have evaluated the impact of the provisions applicable to our financial assets and liabilities and have determined that there is no current impact on our financial condition, results of operations and cash flow. The aspects that have been deferred by FSP FAS 157-2 pertaining to non-financial assets and non-financial liabilities will be effective for us beginning January 1, 2009. We are currently evaluating the impact of SFAS 157 for non-financial assets and liabilities on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. If the fair value option is elected, the effect of the first re-measurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. In the event the Company elects the fair value option pursuant to this standard, the valuations of certain assets and liabilities may be impacted. This statement is applied prospectively upon adoption. We have evaluated the impact of the provisions of SFAS 159 and have determined that there will not be a material impact on our consolidated financial statements.

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

In December 2007, the SEC issued SAB No. 110, which expressed the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R, Share-Based Payment. In particular, the staff indicated in SAB No. 107 that it will accept a company’s election to use the simplified method, regardless of whether the Company has sufficient information to make more refined estimates of expected term. At the time SAB No. 107 was issued, the staff believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB No. 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, SAB No. 110 states that the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company does not expect the adoption of SAB No. 110 to have material effect on its operations or financial position.

Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation.

3. Stock Based Compensation

We follow the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised) ("SFAS 123R"), Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, superseding APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes accounting standards for entity exchanges of equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Effective January 1, 2006, we adopted SFAS 123R utilizing the modified prospective method in which compensation cost is recognized beginning with the effective date based on SFAS 123R requirements for all (a) share-based payments granted after the effective date and (b) awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

As of March 31, 2008, we had 1,966,692 employee stock options outstanding, which included 1,206,359 that were outstanding and fully vested at December 31, 2005, 693,666 of the 833,000 employee stock options approved and granted on March 2, 2006, of which 462,333 are vested as of March 31, 2008, and 66,667 of the 100,000 employee stock options approved and granted on May 15, 2006, of which none of the options is vested as of March 31, 2008. The weighted average exercise price of the 1,966,692 outstanding and fully vested employee stock options is $1.84 with a weighted contractual life of 3.78 years. The employee stock options outstanding at December 31, 2005 are ten year options, issuable at exercise prices from $1.25 to $2.19 per share, and expiration dates from October 14, 2008 to October 28, 2014. The employee stock option grants in March and May 2006 are six year options with a three year vesting period, with exercise prices from $1.85 to $1.86 per share. Additionally, we also have 576,000 outstanding and fully vested director stock options, of which 102,000 became fully vested in February 2008, with exercise price ranging from $1.22 to $2.98 per share and expiration dates from May 20, 2008 to August 2, 2017. The 102,000 director stock options which became vested in February 2008 were granted on August 2, 2007, resulting from the reelection of our Board of Directors. The weighted average exercise price of the 576,000 outstanding and fully vested director stock option is $2.14 with a weighted contractual life of 6.26 years. We have not granted any employee or director stock options for the three months ended March 31, 2008.

We recognized share based compensation expense of approximately $83,000 for the three months ended March 31, 2008, for the employee stock options grants of March 2, 2006 and May 15, 2006, as compared to approximately $87,000 for the period ended March 31, 2007. For the stock option grants on March 2, 2006 and May 15, 2006, we have estimated compensation expense based on the fair value at grant date using the Black-Scholes valuation model, and have recognized compensation expense using a straight-line amortization method over the three year vesting period. We also recognized the remaining share based compensation expense of approximately $43,000 for the three months ended March 31, 2008 for the 102,000 director option grant made on August 2, 2007, which became vested in February 2008 as compared to approximately $24,000 for the three months ended March 31, 2007 for the 90,000 director option grant made on July 27, 2006, which became vested in January 2007. Total share based compensation expense for our director and employee options impacted our results of operations for the three months ended March 31, 2008 by approximately $126,000 as compared to approximately $111,000 for the same period ended March 31, 2007. As SFAS 123R requires that stock based compensation be based on options that are ultimately expected to vest, we have estimated forfeiture rate of 7.7% for our final third year of vesting on the March 2, 2006 employee grant. We have estimated 0% forfeiture rate for our May 15, 2006 employee option grant, director stock option grants of July 27, 2006, and director stock option grants of August 2, 2007. Our estimated forfeiture rate is based on trends of actual option forfeitures. We have approximately $257,000 of total unrecognized compensation cost related to unvested options as of March 31, 2008, of which $168,000 will be recognized in remaining 2008 and the remaining $89,000 in 2009.

For the director option grant of August 2, 2007, we calculated a fair value of $2.30 for each option grant with the following assumptions using the Black-Scholes option pricing model: no dividend yield; an expected life of ten years; an expected volatility of 67.60%; and a risk free interest rate of 4.77%. We calculated a fair value of $0.868 for each March 2, 2006 option grant on the date of grant with the following assumptions: no dividend yield; an expected life of four years; expected volatility of 54.0%; and a risk free interest rate of 4.70%. We calculated a fair value of $0.877 for each May 15, 2006 option grant on the date of grant with the following assumptions: no dividend yield; an expected life of four years; an expected volatility of 54.6%; and a risk-free interest rate of 5.03%. We calculated a fair value of $1.742 for each July 27, 2006 director option grant on the date of the grant with the following assumptions: no dividend yield; an expected life of ten years; an expected volatility of 73.31%; and a risk free interest rate of 4.98%.

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

Basic earning per share excludes any dilutive effects of stock options, warrants, and convertible preferred stock. In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings per share.

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(Amounts in Thousands, Except for Per Share Amounts)	2008	2007
Earnings (loss) per share from continuing operations
(Loss) income from continuing operations applicable to Common Stockholders	$(328)		$583
Basic (loss) income per share	$(.01)		$.01
Diluted (loss) income per share	$(.01)		$.01

(Loss) per share from discontinued operations
Loss from discontinued operations	$(710)		$(1,667)
Basic loss per share	$(.01)		$(.03)
Diluted loss per share	$(.01)		$(.03)

Income per share from disposal of discontinued operations
Gain on disposal of discontinued operations	$2,107	$	¾
Basic income per share	$.04	$	¾
Diluted income per share	$.04	$	¾

Weighted average common shares outstanding – basic	53,704		52,063
Potential shares exercisable under stock option plans	¾		554
Potential shares upon exercise of Warrants	¾		450
Weighted average shares outstanding – diluted	53,704		53,067

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options	845		270

5.	Long Term Debt

Long-term debt consists of the following at March 31, 2008 and December 31, 2007:

(Amounts in Thousands)	March 31, 2008	December 31, 2007
Revolving Credit facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at prime rate plus ½% (6.50% at March 31, 2008), balance due in September 2009.	$6,727	$6,851
Term Loan dated December 22, 2000, payable in equal monthly installments of principal of $83, balance due in September 2009, variable interest paid monthly at prime rate plus 1% (7.00% at March 31, 2008).	553	4,500
Promissory Note dated June 25, 2001, payable in semiannual installments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable law rate determined under the IRS Code Section (9.0% on March 31, 2008) and is payable in one lump sum at the end of installment period.	635	635
Promissory Note dated June 25, 2007, payable in monthly installments of principal of $160 starting July 2007 and $173 starting July 2008, variable interest paid monthly at prime rate plus 1.125% (7.125% at March 31, 2008)	2,559	3,039
Installment Agreement in the Agreement and Plan of Merger with Nuvotec and PEcoS, dated April 27, 2007, payable in three equal yearly installment of principal of $833 beginning June 2009. Interest accrues at annual rate of 8.25% on outstanding principal balance starting June 2007 and payable yearly starting June 2008	2,500	2,500
Installment Agreement dated June 25, 2001, payable in semiannual installments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable law rate determined under the Internal Revenue Code Section (9.0% on March 31, 2008) and is payable in one lump sum at the end of installment period.	153	153
Various capital lease and promissory note obligations, payable 2008 to 2012, interest at rates ranging from 5.0% to 12.6%.	717	1,158
	13,844	18,836
Less current portion of long-term debt	3,478	15,292
Less long-term debt related to assets held for sale	409	820
	$9,957	$2,724

Revolving Credit and Term Loan Agreement
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank, as amended. The Agreement provides for a term loan ("Term Loan") in the amount of $7,000,000, which requires monthly installments of $83,000 with the remaining unpaid principal balance due on September 30, 2009. The Agreement also provides for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary. As of March 31, 2008, the excess availability under our Revolving Credit was $4,806,000 based on our eligible receivables.

Pursuant to the Agreement, as amended, the Term Loan bears interest at a floating rate equal to the prime rate plus 1%, and the Revolving Credit at a floating rate equal to the prime rate plus ½%. The Agreement was subject to a prepayment fee of 1% until March 25, 2006, and ½% until March 25, 2007 had we elected to terminate the Agreement with PNC.

On March 26, 2008, we entered into Amendment No. 10 with PNC, which extended the due date of the $25 million credit facility from November 27, 2008 to September 30, 2009. Pursuant to the amendment, we may terminate the agreement upon 60 days’ prior written notice upon payment in full of the obligation. As a condition to this amendment, we agreed to pay PNC a fee of $25,000. As previously disclosed in our 2007 Form 10-K filed on April 1, 2008 with the Securities and Exchange Commissions, our fixed charge coverage ratio fell below the minimum requirement pursuant to our loan agreement as of December 31, 2007. This amendment waived the Company’s violation of the fixed charge coverage ratio as of December 31, 2007. On April 1, 2008, the date our Form 10-K was originally filed, we were not able to demonstrate that we would be able to comply with the fixed charge coverage ratio in our loan agreement as of the end of the first and second quarters of 2008. As a result, we were required under generally accepted accounting principles to reclassify approximately $10,300,000 of debt under this credit facility and approximately $1,100,000 of debt payable to KeyBank National Association, due to a cross default provision, from long term to current as of December 31, 2007.

On April 4, 2008, Amendment No. 10 was amended by our lender which revised and modified the method of calculating the fixed charge coverage ratio covenant contained in the loan agreement in each quarter of 2008. As result of the amendment, we were able to demonstrate, based on our projections, the likelihood of us meeting our minimum fixed charge coverage ratio in 2008.

We have met our fixed charge coverage ratio, as amended, in the first quarter of 2008 and continue to expect we will meet the covenant throughout 2008. As a result, at March 31, 2008, we reclassified debt in the amount of $6,727,000 under the PNC credit facility and debt in the amount of $532,000 payable to KeyBank National Association to long term.

Promissory Note
In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation (“PDC”), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The note is due on December 31, 2008, with principal repayment of $400,000 to be made in June 2008 and the remaining $235,000 to be made by December 31, 2008. Interest is accrued at the applicable law rate (“Applicable Rate”) pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended (9.0% on March 31, 2008) and payable in one lump sum at the end of the loan period. On March 31, 2008, the outstanding balance was $2,772,000 including accrued interest of approximately $2,137,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

In conjunction with our acquisition of Nuvotec (n/k/a Perma-Fix of Northwest, Inc. - “PFNW”) and PEcoS (n/k/a Perma-Fix of Northwest Richland, Inc. - “PFNWR”), which was completed on June 13, 2007, we entered into a promissory note for a principal amount of $4.0 million to KeyBank National Association, dated June 13, 2007, which represents debt assumed by us as result of the acquisition. The promissory note is payable over a two years period with monthly principal repayment of $160,000 starting July 2007 and $173,000 starting July 2008, along with accrued interest. Interest is accrued at prime rate plus 1.125%. On March 31, 2008, the outstanding principal balance was $2,559,000. This note is collateralized by the assets of PFNWR as agreed to by PNC Bank and the Company.

Installment Agreement
Additionally, M&EC entered into an installment agreement with the Internal Revenue Service (“IRS”) for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The agreement is due on December 31, 2008, with principal repayments of approximately $100,000 to be made in June 2008 and the remaining $53,000 to be made by December 31, 2008. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On March 31, 2008, the rate was 9.0%. On March 31, 2008, the outstanding balance was $669,000 including accrued interest of approximately $516,000.

Additionally, in conjunction with our acquisition of PFNW and PFNWR, we agreed to pay shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2.5 million, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011. Interest is accrued on outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011. As of March 31, 2008, we had accrued interest of approximately $161,000.

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

At this time, the cases involve a large number of claims involving personal injuries. At this early stage, it is not possible to accurately assess PFO’s potential liability. Our insurer has agreed to defend and indemnify us in these lawsuits, excluding our deductible of $250,000, subject to a reservation of rights to deny indemnity pursuant to various provisions and exclusions under our policy.

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

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that in the event of closure our permitted facilities will be closed in accordance with the regulations. The policy provides a maximum $35 million of financial assurance coverage of which the coverage amount totals $30,879,000 at March 31, 2008, and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy required an upfront payment of $4.0 million, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account. In February 2008, we paid our fifth of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of March 31, 2008, we have recorded $6,823,000 in our sinking fund on the balance sheet, which includes interest earned of $629,000 on the sinking fund as of March 31, 2008. Interest income for the three month ended March 31, 2008, was $54,000. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, the Insurer will pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility, which we acquired in June 2007. The policy provides an initial $7.8 million of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8.2 million. The policy will renew automatically on an annual basis at the end of the four year term and will not be subject to any renewal fees. The policy requires total payment of $4.4 million, consisting of an annual payment of $1.4 million, and two annual payments of $1.5 million, starting July 31, 2007. In July 2007, we paid the first of our three annual payments of $1.4 million, of which $1.1 million represented premium on the policy and the remaining $258,000 was deposited into a sinking fund account. Each of the two remaining $1.5 million payments will consist of $176,000 in premium with the remaining $1.3 million to be deposited into a sinking fund. As part of the acquisition of PFNWR facility in June 2007, we have a large disposal accrual related to the legacy waste at the facility of approximately $3,193,000 as of March 31, 2008. We are required to dispose of this legacy waste on or before August 31, 2008. In connection with this waste, we are required to provide financial assurance coverage of approximately $2.8 million, consisting of five equal payment of approximately $550,604, which will be deposited into a sinking fund. We have made two of the five payments as of March 31, 2008, with the remaining three payable by August 31, 2008. Once this legacy waste has been disposed of and release of the financial assurance is received from the state, we will be able to reduce this financial assurance coverage by releasing the funds back to us. As of March 31, 2008, we have recorded $1,369,000 in our sinking fund on the balance sheet, which includes interest earned of $9,000 on the sinking fund as of March 31, 2008. Interest income for the three month ended March 31, 2008, was $5,000.

7.	Business Acquisition
Acquisition of Nuvotec
On June 13, 2007, the Company completed its acquisition of Nuvotec and its wholly owned subsidiary, Pacific EcoSolutions, Inc (PEcoS), pursuant to the terms of the Merger Agreement, between Perma-Fix, Perma-Fix’s wholly owned subsidiary, Transitory, Nuvotec, and PEcoS, dated April 27, 2007, which was subsequently amended on June 13, 2007. The Company acquired 100% of the outstanding shares of Nuvotec. The acquisition was structured as a reverse subsidiary merger, with Transitory being merged into Nuvotec, and Nuvotec being the surviving corporation. As a result of the merger, Nuvotec became a wholly owned subsidiary of ours. Nuvotec’s name was changed to Perma-Fix Northwest, Inc. (“PFNW”). PEcoS, whose name was changed to Perma-Fix Northwest Richland, Inc. (“PFNWR”) on August 2, 2007, is a wholly-owned subsidiary of PFNW. PEcoS is a permitted hazardous, low level radioactive and mixed waste treatment, storage and disposal facility located in the Hanford U.S. Department of Energy site in the eastern part of the state of Washington.

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

In addition to the above, the agreement contains a contingency of an earn-out amount not to exceed $4.4 million over a four year period (“Earn-Out Amount”). The earn-out amounts will be earned if certain annual revenue targets are met by the Company’s consolidated Nuclear Segment. The first $1.0 million of the earn-out amount, when earned, will be placed in an escrow account to satisfy certain indemnification obligations under the Merger Agreement of Nuvotec, PEcoS, and the shareholders of Nuvotec to Perma-Fix that are identified by Perma-Fix within the escrow period as provided in the Merger Agreement. The earn-out amount, if and when paid, will increase goodwill. As of March 31, 2008, the Company has not made or accrued any earn-out payments to Nuvotec shareholders because such revenue targets have not been met.

The acquisition was accounted for using the purchase method of accounting, pursuant to SFAS 141, “Business Combinations”. The consideration for the acquisition was attributed to net assets on the basis of the fair value of assets acquired and liabilities assumed as of June 13, 2007. The results of operations after June 13, 2007 have been included in the consolidated financial statements. The excess of the cost of the acquisition over the estimated fair value of the net tangible assets and intangible assets on the acquisition date, which amounted to $7.7 million, was allocated to goodwill which is not amortized but subject to an annual impairment test. The Company has not yet finalized the allocation of the purchase price to the net assets acquired in this acquisition. This purchase price allocation will be completed by the end of the second quarter of 2008. The following table summarizes the preliminary purchase price to the net assets acquired in this acquisition as of March 31, 2008.

(Amounts in thousands)
Cash	$2,300
Assumed debt	9,412
Installment payments	2,500
Common Stock of the Company	2,165
Transaction costs	920
Total consideration	$17,297

The following table presents the allocation of the preliminary acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed based on their estimated fair values:

(Amounts in thousands)

Current assets (including cash acquired of $249)	$2,837
Property, plant and equipment	14,978
Permits	4,500
Goodwill	7,728
Total assets acquired	30,043
Current liabilities	(8,978)
Non-current liabilties	(3,768)
Total liabilities assumed	(12,746)

Net assets acquired	$17,297

The results of operations of PFNW and PFNWR have been included in Perma-Fix’s consolidated financial statements from the date of the closing of the acquisition, which was June 13, 2007. The following unaudited pro forma financial information presents the combined results of operations of combining us, PFNW, and PFNWR as though the acquisition had occurred as of the beginning of the period presented. The pro forma financial information does not necessarily represent the results of operations that would have occurred had we, PFNW, and PFNWR been a single company during the periods presented, nor do we believe that the pro forma financial information presented is necessarily representative of future operating results. As the acquisition was a stock transaction, none of the goodwill related to PFNW and PFNWR is deductible for tax purposes.

Three Months Ended
(Amounts in Thousands, Except per Share Data)	March 31, 2007
(Unaudited)
Net revenues	$15,816
Net income	$639
Net income per share from continuing operations- basic	$.01
Net income per share from continuing operations- diluted	$.01
Weighted average common shares outstanding - basic	52,063
Weighted average common shares outstanding - diluted	53,067

8.	Discontinued Operations and Divestitures
Our discontinued operations encompass all of our facilities within our Industrial Segment. As previously discussed in “Note 1 – Basis of Presentation”, on May 25, 2007, our Industrial Segment met the held for sale criteria under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and therefore, certain assets and liabilities of the Industrial Segment are classified as discontinued operations in the Consolidated Balance Sheet, and we have ceased depreciation of the Industrial Segment’s long-lived assets classified as held for sale. In accordance with SFAS No. 144, the long-lived assets have been written down to fair value less anticipated selling costs. As of March 31, 2008, we have recorded $6,367,000 in impairment charges, all of which were included in “loss from discontinued operations, net of taxes” on our Consolidated Statement of Operations for the year ended December 31, 2007. The results of operations and cash flows of the Industrial Segment have been reported in the Consolidated Financial Statements as discontinued operations for all periods presented.

On January 8, 2008, we sold substantially all of the assets of PFMD within our Industrial Segment, pursuant to the terms of an Asset Purchase Agreement, dated January 8, 2008. In consideration for such assets, the buyer paid us $3,811,000 (purchase price of $3,825,000 less closing costs) in cash at the closing and assumed certain liabilities of PFMD. The cash consideration is subject to certain working capital adjustments during the first half of 2008. Pursuant to the terms of our credit facility, $1,400,000 of the proceeds received were used to pay down our term loan, with the remaining funds used to pay down our revolver. As of the date of this report, we have sold approximately $3,107,000 of PFMD’s assets, which excludes approximately $10,000 of restricted cash. The buyer assumed liabilities in the amount of approximately $1,115,000. As of March 31, 2008, we recorded a gain of approximately $1,647,000, net of taxes of $43,000, on the sale of PFMD. The gain is recorded separately on the Consolidated Statement of Operations as “Gain on disposal of discontinued operations, net of taxes”.

On March 14, 2008, we completed the sale of substantially all of the assets of PFD within our Industrial Segment, pursuant to the terms of an Asset Purchase Agreement, dated March 14, 2008, for approximately $2,143,000 in cash, subject to certain working capital adjustments after the closing, plus the assumption by the buyer of certain of PFD’s liabilities and obligations. We received cash of approximately $2,139,000, net of certain closing costs. The proceeds received were used to pay down our term loan. As of March 31, 2008, we have sold approximately $3,206,000 of PFD’s assets. The buyer assumed liabilities in the amount of approximately $1,678,000. As of March 31, 2008, we recorded a gain of approximately $460,000, net of taxes of $0, on the sale of PFD. The gain is recorded separately on the Consolidated Statement of Operations as “Gain on disposal of discontinued operations, net of taxes”.

The following table summarizes the results of discontinued operations for the three months ended March 31, 2008 and 2007. The gains on disposals of discontinued operations, net of taxes, as mentioned above, are reported separately on our Consolidated Statements of Operations as “Gain on disposal of discontinued operations, net of taxes”. The operating results of discontinued operations are included in our Consolidated Statements of Operations as part of our “Loss from discontinued operations, net of taxes”.

	Three Months Ended March 31,
(Amounts in Thousands)	2008	2007

Net revenues	$4,974	$7,234
Interest expense	$(40)	$(53)
Operating loss from discontinued operations	$(710)	$(1,667)
Income tax provision	—	$—
Gain on disposal of discontinued operations, net of taxes of $43 and $0	$2,107	—
Income (loss) from discontinued operations	$1,397	$(1,667)

Assets and liabilities related to discontinued operations total $8,634,000 and $7,927,000 as of March 31, 2008, respectively and $14,341,000 and $11,949,000 as of December 31, 2007, respectively.

The following table presents the Industrial Segment’s major classes of assets and liabilities of discontinued operations that are classified as held for sale as of March 31, 2008 and December 31, 2007. The held for sale asset and liabilities balances as of December 31, 2007 may differ from the respective balances at closing:

	March 31,	December 31,
(Amounts in Thousands)	2008	2007

Account receivable, net (1)	$2,407	$4,253
Inventories	134	411
Other assets	1,851	2,902
Property, plant and equipment, net (2)	4,232	6,775
Total assets held for sale	$8,624	$14,341
Account payable	$1,606	$2,403
Accrued expenses and other liabilities	2,285	4,713
Note payable	409	820
Environmental liabilities	675	1,132
Total liabilities held for sale	$4,975	$9,068
(1) net of allowance for doubtful account of $93,000 and $269,000 as of March 31, 2008 and December 31, 2007, respectively.
(2) net of accumulated depreciation of $6,027,000 and $12,408,000 as of March 31, 2008 and December 31, 2007, respectively.

The following table presents the Industrial Segment’s major classes of assets and liabilities of discontinued operations that are not held for sale as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
(Amounts in Thousands)	2008	2007

Other assets	$10	$—
Total assets of discontinued operations	$10	$—
Account payable	$351	$329
Accrued expenses and other liabilities	1,336	1,287
Environmental liabilities	1,265	1,265
Total liabilities of discontinued operations	$2,952	$2,881

Non Operational Facilities
The Industrial Segment includes two previously shut-down facilities which were presented as discontinued operations in prior years. These facilities include Perma-Fix of Pittsburgh (“PFP”) and Perma-Fix of Michigan (“PFMI”). Our decision to discontinue operations at PFP was due to our reevaluation of the facility and our inability to achieve profitability at the facility. During February 2006, we completed the remediation of the leased property and the equipment at PFP, and released the property back to the owner. Our decision to discontinue operations at PFMI was principally a result of two fires that significantly disrupted operations at the facility in 2003, and the facility’s continued drain on the financial resources of our Industrial Segment. As a result of the discontinued operations at the PFMI facility, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006. In September 2006, PFMI signed a Corrective Action Consent Order with the State of Michigan, requiring performance of studies and development and execution of plans related to the potential clean-up of soils in portions of the property. The level and cost of the clean-up and remediation are determined by state mandated requirements. Upon discontinuation of operations in 2004, we engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we estimated the cost of this environmental closure and remediation liability to be $2,464,000. During 2006, based on state-mandated criteria, we re-evaluated our required activities to close and remediate the facility, and during the quarter ended June 30, 2006, we began implementing the modified methodology to remediate the facility. As a result of the reevaluation and the change in methodology, we reduced the accrual by $1,182,000. We have spent approximately $710,000 for closure costs since September 30, 2004, of which $1,000 has been spent during the three months of 2008 and $81,000 was spent during 2007. In the 4th quarter of 2007, we reduced our reserve by $9,000 as a result of our reassessment of the cost of remediation. We have $563,000 accrued for the closure, as of March 31, 2008, and we anticipate spending $187,000 in the remaining nine months of 2008 with the remainder over the next five years. Based on the current status of the Corrective Action, we believe that the remaining reserve is adequate to cover the liability.

As of March 31, 2008, PFMI has a pension payable of $1,237,000. The pension plan withdrawal liability, is a result of the termination of the union employees of PFMI. The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period. This obligation is recorded as a long-term liability, with a current portion of $171,000 that we expect to pay over the next year.

9.	Operating Segments

Pursuant to FAS 131, we define an operating segment as a business activity:

·	from which we may earn revenue and incur expenses;
·	whose operating results are regularly reviewed by the segment president to make decisions about resources to be allocated to the segment and assess its performance; and
·	for which discrete financial information is available.

We currently have two operating segments, which are defined as each business line that we operate. This however, excludes corporate headquarters, which does not generate revenue, and our discontinued operations, which include our facilities in our Industrial Segment.

Our operating segments are defined as follows:

The Nuclear Waste Management Services Segment (“Nuclear Segment”) provides treatment, storage, processing and disposal of nuclear, low-level radioactive, mixed (waste containing both hazardous and non-hazardous constituents), hazardous and non-hazardous waste through our four facilities: Perma-Fix of Florida, Inc., Diversified Scientific Services, Inc., East Tennessee Materials and Energy Corporation, and Perma-Fix of Northwest Richland, Inc., which was acquired in June 2007.

The Consulting Engineering Services Segment (“Engineering Segment”) provides environmental engineering and regulatory compliance services through Schreiber, Yonley & Associates, Inc. which includes oversight management of environmental restoration projects, air and soil sampling and compliance and training activities to industrial and government customers, as well as, engineering and compliance support needed by our other segments.

Our discontinued operations encompass our facilities in our Industrial Waste Management Services Segment (“Industrial Segment”) which provides on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial waste, and wastewater through our six facilities; Perma-Fix Treatment Services, Inc., Perma-Fix of Dayton, Inc., Perma-Fix of Ft. Lauderdale, Inc., Perma-Fix of Orlando, Inc., Perma-Fix of South Georgia, Inc., and Perma-Fix of Maryland, Inc. Our discontinued operations also include Perma-Fix of Michigan, Inc., and Perma-Fix of Pittsburgh, Inc., two non-operational facilities. On January 8, 2008, and March 14, 2008, we completed the sale of substantially all of the assets of Perma-Fix of Maryland, Inc. and Perma-Fix of Dayton, Inc., respectively. See “Note 8 – Discontinued Operations and Divestiture” for accounting treatment of both divestitures.

The table below presents certain financial information of our operating segment as of and for the three months ended March 31, 2008 and 2007 (in thousands).

Segment Reporting for the Quarter Ended March 31, 2008

	Nuclear		Engineering	Segments Total	Corporate (2)			Consolidated Total
Revenue from external customers	$13,981	(3)	$902	$14,883	$	¾		$14,883
Intercompany revenues	611		98	709		¾		709
Gross profit	3,554		255	3,809		¾		3,809
Interest income	2		¾	2		66		68
Interest expense	195		1	196		156		352
Interest expense-financing fees	¾		¾	¾		52		52
Depreciation and amortization	1,103		7	1,110		11		1,121
Segment profit (loss)	976		128	1,104		(1,432)		(328)
Segment assets(1)	95,578		2,196	97,774		21,795	(4)	119,569
Expenditures for segment assets	512		¾	512		7		519
Total long-term debt	6,152		3	6,155		7,280		13,435

Segment Reporting for the Quarter Ended March 31, 2007

	Nuclear		Engineering	Segments Total	Corporate (2)			Consolidated Total
Revenue from external customers	$12,344	(3)	$577	$12,921	$	¾		$12,921
Intercompany revenues	555		235	790		¾		790
Gross profit	4,431		169	4,600		¾		4,600
Interest income	¾		¾	¾		88		88
Interest expense	91		¾	91		109		200
Interest expense-financing fees	¾		¾	¾		48		48
Depreciation and amortization	743		9	752		19		771
Segment profit (loss)	2,011		49	2,060		(1,477)		583
Segment assets(1)	70,596		2,063	72,659		33,794	(4)	106,453
Expenditures for segment assets	1,353		10	1,363		3		1,366
Total long-term debt	2,200		13	2,213		5,250		7,463

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)	Amounts reflect the activity for corporate headquarters not included in the segment information.

(3)
The consolidated revenues within the Nuclear Segment include the LATA/Parallax revenues of $1,552,000 (or 10.4%) and $1,954,000 (or 15.1%) for the quarter ended March 31, 2008 and 2007, respectively. In addition, the consolidated revenues within the Nuclear Segment include the Fluor Hanford revenues of $1,766,000 (or 11.9%) and $1,511,000 (or 11.7%) for the quarter ended March 31, 2008 and 2007, respectively.

(4)	Amount includes assets from discontinued operations of $ 8,634,000 and $22,301,000 as of March 31, 2008 and 2007, respectively.

10.	Income Taxes

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

SFAS No. 109 requires that deferred income tax assets be reduced by a valuation allowance if it is more likely that not that some portion or all of the deferred income tax assets will not be realized. We evaluate the realizability of our deferred income tax assets, primarily resulting from impairment loss and net operating loss carryforwards, and adjust our valuation allowance, if necessary. Once we utilize our net operating loss carryforwards, we would expect our provision for income tax expense in future periods to reflect an effective tax rate that will be significantly higher than past periods.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, which attempts to set out a consistent framework for preparers to use to determine the appropriate level of tax reserve to maintain for uncertain tax positions. This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit which is greater than 50% likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. The Company adopted this Interpretation as of January 1, 2007. As a result of the implementation of FIN 48, we have concluded that we have not taken any material uncertain tax positions on any of our open tax returns filed through December 31, 2006.

We have not yet filed our income tax returns for the period ended December 31, 2007 tax year; however, we expect that the actual return will mirror tax positions taken within our income tax provision for 2007. As we believe that all such positions are fully supportable by existing Federal law and related interpretations, there are no uncertain tax positions to consider in accordance with FIN 48. The impact of our reassessment of our tax positions in accordance with FIN 48 for the first quarter of 2008 did not have any impact on our result of operations, financial condition or liquidity.

11.	Capital Stock And Employee Stock Plan

During the three months ended March 31, 2008, we did not issue any shares of our Common Stock.

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

The summary of the Company’s total Plans as of March 31, 2008 as compared to March 31, 2007 and changes during the period then ended are presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2008	2,590,026	$1.91
Granted	¾	¾
Exercised	¾	¾		¾
Forfeited	(47,334)	¾
Options outstanding End of Period (1)	2,542,692	1.91	4.3	$96,673
Options Exercisable at March 31, 2008 (1)	2,244,692	$1.92	4.4	$96,673
Options Vested and expected to be vested at March 31, 2008	2,524,879	$1.91	4.3	$96,673

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2007	2,816,750	$1.86
Granted	¾	¾
Exercised	(17,500)	1.41		$16,938
Forfeited	¾	¾
Options outstanding End of Period (1)	2,799,250	1.86	5.1	$1,465,613
Options Exercisable at March 31, 2007 (1)	2,143,917	$1.87	5.2	$1,123,840
Options Vested and expected to be vested at March 31, 2007	2,752,047	$1.86	5.1	$1,441,000

(1) Option with exercise price ranging from $1.22 to $2.98

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

·	ability or inability to continue and improve operations and achieve profitability on an annualized basis;
·	ability to retain or receive certain permits, licenses, or patents;
·	ability to comply with the Company's general working capital requirements;
·	anticipate a full repayment of our Term Loan by September 2008 and our Revolver by September 2009;
·	ability to continue to meet our fixed charge coverage ratio in 2008;
·	ability to be able to continue to borrow under the Company's revolving line of credit;
·	we plan to fund any repurchases under the common stock repurchase plan through our internal cash flow and/or borrowing under our line of credit;
·	ability to generate sufficient cash flow from operations to fund all costs of operations;
·	ability to remediate certain contaminated sites for projected amounts;
·
despite our aggressive compliance and auditing procedures for disposal of wastes, we could, in the future, be notified that we are a Partially Responsible Party (“PRP”) at a remedial action site, which could have a material adverse effect;

·	ability to fund budgeted capital expenditures of $3,100,000 during 2008 through our operations or lease financing or a combination of both;
·	growth of our Nuclear Segment;
·	we believe that our cash flows from operations are sufficient to service the Company’s current obligations;
·	we expect backlog levels to continue to fluctuate in 2008, depending on the complexity of waste streams and the timing of receipts and processing of materials;
·	the high levels of backlog material continue to position the segment well for increases in future processing material prospective;
·	our contract with LATA/Parallax and Fluor Hanford is expected to be completed in 2008;
·
Our inability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor) could have a material adverse effect on our operations and financial condition;

·	as the DOE is currently in the process of re-bidding its contracts with current prime contractors, our future revenue beyond 2008 from Fluor Hanford is uncertain at this time;
·
as with most contracts relating to the federal government, LATA/Parallax and/or Fluor Hanford can terminate the contract with us at any time for convenience, which could have a material adverse effect on our operations;

·
although we have seen smaller fluctuation in government receipts between quarters in recent years, as government spending is contingent upon its annual budget and allocation of funding, we cannot provide assurance that we will not have larger fluctuations in the quarters in the near future;

·	we anticipate spending $187,000 in the remaining nine months of 2008 to remediate the PFMI site, with the remainder over the next five years;
·	under our insurance contracts, we usually accept self-insured retentions, which we believe is appropriate for our specific business risks;

·	we believe we maintain insurance coverage adequate for our needs and which is similar to, or greater than the coverage maintained by other companies of our size in the industry;
·	the purchase price allocation of PFNWR will be completed by the end of the second quarter of 2008;
·	we are negotiating the sale of PFTS and PFSG and we anticipate the sale of the facilities to be completed during the second and during the third quarter of 2008, respectively;
·
we believe the divestiture of certain facilities within our Industrial Segment has not occurred within the anticipated time period due to the current state of our economy which has impacted potential buyers’ ability to obtain financing;

·
although the process of divesting certain facilities within our Industrial Segment has taken more time than anticipated for numerous reasons, we continue to market the facilities within our Industrial Segment for eventual sale;

·
cash to be received subject from the sale of any remaining facilities/operations within our Industrial Segment (net of the collateralized portion held by our credit facility) will be used to reduce our term note, with any remaining cash used to reduce our revolver;

·
with the impending divestitures of our remaining facilities/operations, we anticipate the remaining environmental liabilities will be part of the divestitures with the exception of PFM and PFMI, along with PFD, which will remain the financial obligations of the Company;

·
despite our aggressive compliance and auditing procedures for disposal of wastes, we could, in the future, be notified that we are a PRP at a remedial action site, which could have a material adverse effect;

·	we believe the material weakness at certain of our Industrial Segment will inherently be remediated once the remaining facilities/operations within our Industrial Segment are sold;
·
the Company expects SFAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions it consummates after the effect date;

·	the Company does not expect the adoption of SAB No. 110 to have material effect on its operations or financial position;
·	we do not expect standard in SFAS 160 to have a material impact on the Company’s future consolidated financial statements; and
·	we currently have interested parties and are negotiating to sell certain facilities within our Industrial Segment.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors, which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

·	general economic conditions;
·	material reduction in revenues;
·	ability to meet PNC covenant requirements;
·	inability to collect in a timely manner a material amount of receivables;
·	increased competitive pressures;
·	the ability to maintain and obtain required permits and approvals to conduct operations;
·	the ability to develop new and existing technologies in the conduct of operations;
·	ability to retain or renew certain required permits;
·
discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;

·	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
·	potential increases in equipment, maintenance, operating or labor costs;
·	management retention and development;

·	financial valuation of intangible assets is substantially more/less than expected;
·	the requirement to use internally generated funds for purposes not presently anticipated;
·	inability to divest the remaining facilities/operations within our Industrial Segment;
·	inability to continue to be profitable on an annualized basis;
·	the inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
·	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under the contracts or subcontracts; and
·	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment.

The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview
We provide services through two reportable operating segments: Nuclear Waste Management Services Segment (“Nuclear Segment”) and Consulting Engineering Services Segment (“Engineering Segment”). The Nuclear Segment provides treatment, storage, processing and disposal services of mixed waste (waste containing both hazardous and low-level radioactive materials) and low-level radioactive wastes, including research, development and on-site and off-site waste remediation. Our Engineering Segment provides a wide variety of environmental related consulting and engineering services to both industry and government. These services include oversight management of environmental restoration projects, air and soil sampling, compliance reporting, surface and subsurface water treatment design for removal of pollutants, and various compliance and training activities.

The first quarter of 2008 reflected a revenue increase of $1,962,000 to $14,883,000 or 15.2% from revenue of $12,921,000 for the same period of 2007.  Excluding the revenue of $3,766,000 of our Perma-Fix Northwest Richland, Inc. facility (“PFNWR”) which was acquired in June 2007, the Nuclear Segment revenue decreased $2,129,000 or 17.2%. This decrease is primarily the result of reduction in the volume of waste receipts from the federal government and brokers and the waste mix of the revenue received. Revenue for the first quarter of 2008 from the Engineering Segment increased $325,000 or 56.3% to $902,000 from $577,000 for the same period of 2007. The first quarter 2008 gross profit, excluding the gross profit of $1,092,000 of PFWNR facility, decreased by $1,883,000 or 40.9% for the corresponding period of 2007.  This reduction was primarily due to lower revenue and revenue mix primarily in the Nuclear Segment. SG&A for the first quarter of 2008, excluding the SG&A of PFNWR of $662,000, decreased $570,000 or 15.3%, as compared to the three months ended March 31, 2007.

During the first quarter of 2008, we completed the sale of two companies within our discontinued Industrial Segment, Perma-Fix of Maryland, Inc. (“PFMD”) and Perma-Fix of Dayton, Inc. (“PFD”). We sold substantially all of the assets of PFMD for $3,825,000 in cash, subject to certain working adjustments during 2008, and assumption by the buyer of certain liabilities of PFMD. We also sold substantially all of the assets of PFD for approximately $2,143,000 in cash, subject to certain working capital adjustments after closing, and assumption by the buyer of certain of PFD’s liabilities and obligations. The net proceeds we received from these divestures were used to reduce our term loan and our working capital revolver. See “—Discontinued Operations and Divestures” for further discussion of these transactions.

Our working capital position at March 31, 2008 was a negative $7,078,000, which includes working capital of our discontinued operations, as compared to a negative working capital of $17,154,000 as of December 31, 2007. The improvement in our working capital is primarily the result of the reclassification of our indebtedness to certain of our lenders from current (less current maturities as of March 31, 2008) to long term. As previously disclosed in our 2007 Form 10-K filed on April 1, 2008 with the Securities and Exchange Commissions, our fixed charge coverage ratio fell below the minimum requirement pursuant to our loan agreement as of December 31, 2007. We obtained a waiver from our lender for the Company’s violation of the fixed charge coverage ratio as of December 31, 2007. On April 1, 2008, the date our Form 10-K was originally filed, we were not able to demonstrate that we would be able to comply with the fixed charge coverage ratio in our loan agreement with PNC as of the end of the first and second quarters of 2008. As a result, we were required under generally accepted accounting principles to reclassify approximately $10,300,000 of debt under our credit facility with PNC and approximately $1,100,000 of debt payable to KeyBank National Association, due to a cross default provision, from long term to current as of December 31, 2007. On April 4, 2008, our lender revised and modified the method of calculating the fixed charge coverage ratio covenant contained in our loan agreement in each quarter of 2008. As result of the amendment, we were able to demonstrate, based on our projections, the likelihood of us meeting our minimum fixed charge coverage ratio in 2008. We have met our fixed charge coverage ratio, as amended, in the first quarter of 2008 and continue to expect we will meet the covenant throughout 2008. As a result, at March 31, 2008, we reclassified debt in the amount of $6,727,000 under the PNC credit facility and debt in the amount of $532,000 payable to KeyBank National Association to long term.

Results of Operations
The reporting of financial results and pertinent discussions are tailored to two reportable segments: Nuclear and Engineering.

	Three Months Ended March 31,
Consolidated (amounts in thousands)	2008	%	2007	%
Net revenues	$14,883	100.0	$12,921	100.0
Cost of good sold	11,074	74.4	8,321	64.4
Gross profit	3,809	25.6	4,600	35.6
Selling, general and administrative	3,807	25.6	3,715	28.8
Income from operations	$2	¾	$885	6.8
Interest income	68.5		88.7
Interest expense	(352)	(2.4)	(200)	(1.5)
Interest expense-financing fees	(52)	(.3)	(48)	(.4)
Other	6	¾	(16)	(.1)
(Loss) income from continuing operations before taxes	(328)	(2.2)	709	5.5
Income tax expense	¾	¾	126	1.0
(Loss) income from continuing operations	(328)	(2.2)	583	4.5
Preferred Stock dividends	¾	¾	¾	¾

Summary – Three Months Ended March 31, 2008 and 2007

Net Revenue
Consolidated revenues increased $1,962,000 for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, as follows:

(In thousands)	2008		% Revenue	2007	% Revenue	Change	% Change
Nuclear
Government waste	$2,726		18.3	$3,420	26.5	$(694)	(20.3)
Hazardous/Non-hazardous	855		5.7	1,486	11.5	(631)	(42.5)
Other nuclear waste	4,314		29.0	3,973	30.7	341	8.6
LATA/Parallax	1,552		10.4	1,954	15.1	(402)	(20.6)
Fluor Hanford	768	(1)	5.2	1,511	11.7	(743)	(49.2)
Acquisition - 6/07 (PFNWR)	3,766	(1)	25.3	—	—	3,766	100.0
Total	13,981		93.9	12,344	95.5	1,637	13.3

Engineering	902		6.1	577	4.5	325	56.3

Total	$14,883		100.0	$12,921	100.0	$1,962	15.2

(1) Revenue of $3,766,000 from PFNWR for the three months ended March 31, 2008 includes approximately $3,055,000 relating to wastes generated by the federal government, either directly or indirectly as a subcontractor to the federal government. Of the $3,055,000 in revenue, approximately $998,000 was from Fluor Hanford, a contractor to the federal government. Revenue for the three months ended March 31, 2008 from Fluor Hanford totaled approximately $1,766,000 or 11.9 % of total consolidated revenue.

The Nuclear Segment realized revenue growth of $1,637,000 or 13.3% for the three months ended March 31, 2008 over the same period in 2007. Excluding the revenue of PFNWR facility, revenue from our Nuclear Segment decreased $2,129,000 or 17.2% in the first quarter of 2008 as compared to the same period of 2007. Revenue from government generators (which includes LATA/Parallax and Fluor Hanford) decreased $1,839,000 (excluding government revenue of $3,055,000 from our PFNWR facility) or 26.7%. This decrease in overall government receipts was the result of lower volume received and a change in revenue mix processed to waste with a lower average price per drum. Hazardous and Non Hazardous waste was also down due to lower volume of waste received at lower average prices per drum. Offsetting these decreases was an increase in other nuclear waste revenue which exceeded prior year as a result of a shipment of high activity and high margin waste. The backlog of stored waste within the Nuclear Segment at March 31, 2008, was $8,338,000, excluding backlog of PFNWR facility of $6,573,000, as compared to $9,964,000, excluding backlog of PFNWR facility of $4,683,000, as of December 31, 2007. This decrease in backlog of $1,626,000, excluding the backlog of PFNWR facility, reflects both the increases in processing and disposal in the quarter as well as the slow down in waste received. We expect waste backlog will continue to fluctuate in 2008 depending on the complexity of waste streams and the timing of receipts and processing of materials. The high levels of backlog material continue to position the segment well for increases in future processing material prospective. The decrease in revenue from LATA/Parallax is due to significant progress made by LATA/Parallax in completing legacy waste removal actions as part of their clean-up project at Portsmouth for the Department of Energy. Revenue from Fluor Hanford decreased approximately $743,000 (excluding approximately $998,000 from PFNWR) due to lower receipts at our M&EC facility. Revenue from our Engineering Segment increased approximately $325,000 in the first quarter of 2008 as compared to the first quarter of 2007 as billability rate increased from 72.8% to 82.2%. External billed hours were up as was the average billing rate.

Cost of Goods Sold
Cost of goods sold increased $2,753,000 for the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007, as follows:

(In thousands)	2008	% Revenue	2007	% Revenue	Change
Nuclear	$7,753	75.9	$7,913	64.1	$(160)
Engineering	647	71.7	408	70.7	239
Acquisition - 6/07 (PFNWR)	2,674	71.0	—	—	2,674
Total	$11,074	74.4	$8,321	64.4	2,753

Excluding the cost of goods sold of approximately $2,674,000 for the PFNWR facility, the Nuclear Segment’s costs of goods sold for the three months ended March 31, 2008 were down approximately $160,000 as compared to the corresponding period of 2007 due to lower revenue. Costs as a percent of revenue were up as volume processed and disposed was up 7%, as were per unit costs of processing. Engineering Segment costs increased approximately $239,000 due to higher revenue and higher payroll related expenses. Cost as a percent of revenue was up slightly due to the increased payroll expenses. Included within cost of goods sold is depreciation and amortization expense of $1,093,000 and $740,000 for the three months ended March 31, 2008, and 2007, respectively.

Gross Profit
Gross profit for the quarter ended March 31, 2008 decreased $791,000 over 2007, as follows:

(In thousands)	2008	% Revenue	2007	% Revenue	Change
Nuclear	$2,462	24.1	$4,431	35.9	$(1,969)
Engineering	255	28.3	169	29.3	86
Acquisition - 6/07 (PFNWR)	1,092	29.0	—	—	1,092
Total	$3,809	25.6	$4,600	35.6	(791)

The Nuclear Segment gross profit, excluding approximately $1,092,000 from PFNWR facility, saw a decrease of approximately $1,969,000 or 44.4%. This decrease was in gross profit was due to reduced revenue. The decrease in gross margin as a percent of sales was due to the revenue mix received and processed as we had lower margin waste this quarter as compared to the corresponding period of 2007. The increase in gross profit in the Engineering Segment was due to increased revenue due to higher external billable hours at higher average hourly rate.

Selling, General and Administrative
Selling, general and administrative ("SG&A") expenses increased $92,000 for the three months ended March 31, 2008, as compared to the corresponding period for 2007, as follows:

(In thousands)	2008	% Revenue	2007	% Revenue	Change
Administrative	$1,289	¾	$1,346	¾	$(57)
Nuclear	1,729	16.9	2,250	18.2	(521)
Engineering	127	14.1	119	20.6	8
Acquisition - 6/07 (PFNWR)	662	17.6	—	—	662
Total	$3,807	25.6	$3,715	28.8	$92

Excluding the SG&A of our PFNWR facility of approximately $662,000, SG&A expenses in the first quarter of 2008 was down approximately $570,000 or 15.3% as compared to the corresponding period of 2007. The small decrease in administrative SG&A was the result of lower payroll related expenses, lower travel, and lower consulting service expenses. Nuclear Segment SG&A was down approximately $521,000, excluding the SG&A expenses of PFNWR. This decrease is attributed mainly to lower payroll related expenses resulting from lower revenue as we continue to streamline our costs. The Engineering Segment’s SG&A expense increased approximately $8,000 in the first quarter of 2008 as compared to the corresponding period of 2007 primarily due to increase in payroll related expenses which was offset by reduction in bad debt expense. Included in SG&A expenses is depreciation and amortization expense of $28,000 and $31,000 for the three months ended March 31, 2008, and 2007, respectively.

Interest Expense
Interest expense increased $152,000 for the quarter ended March 31, 2008, as compared to the corresponding period of 2007

(In thousands)	2008	2007	Change
PNC interest	$122	$108	$14
Other	230	92	138
Total	$352	$200	$152

The increase in the first quarter of 2008 as compared to the corresponding quarter in 2007 is due primarily to increased external debt related to the acquisition of Perma-Fix Northwest, Inc. (f/k/a Nuvotec USA, Inc.) and its subsidiary, PFNWR in June 2007. In addition, we continue to maintain our revolver borrowing position at PNC as a result of the increased borrowing made necessary for the acquisition in 2007. However, this revolver debt was reduced by payment on the term note from proceeds received from the sale of PFMD and PFD facilities in the first quarter of 2008.

Interest Expense - Financing Fees
Interest expense-financing fees remained constant for the three months ended March 31, 2008 as compared to the corresponding period of 2007.

Interest Income
Interest income decreased approximately $20,000 for the three months ended March 31, 2008, as compared to the corresponding period of 2007. This decrease is primarily due to interest earned in 2007 from excess cash which we held in a sweep account. We did not have this excess cash in the corresponding period of 2008 as we are currently in a net borrowing position as a result of the acquisition of PFNW and PFNWR in June 2007.

Income Tax Expense
We have recorded no income tax expense from continuing operations for the three months ended March 31, 2008 as compared to income tax expense of $126,000 for the corresponding period of 2007. The effective income tax rate from continuing operations for the first quarter of 2008 was 0% as compared to 18% for the first quarter of 2007. In determining our interim income tax provision from continuing operations, we have used the projected full year income as a basis for determining the Company's overall estimated income tax expense.

Discontinued Operations and Divestitures
Our Industrial Segment has sustained losses in each year since 2000. As previously disclosed, on May 18, 2007, our Board of Directors authorized the divestiture of our Industrial Segment. Our Industrial Segment provides treatment, storage, processing, and disposal of hazardous and non-hazardous waste, wastewater management services, and environmental services, which includes emergency response, vacuum services, marine environmental and other remediation services. The decision to sell our Industrial Segment is based on our belief that our Nuclear Segment represents a sustainable long-term growth driver of our business. During 2007, we entered into several letters of intent to sell various portions of our Industrial Segment. All of the letters of intent expired or terminated without being completed, except for the following: we completed, on January 8, 2008, the sale of substantially all of the assets of PFMD for $3,825,000 in cash, subject to a working capital adjustment during 2008, and assumption by the buyer of certain liabilities of PFMD, and during March, 2008, we completed the sale of substantially all of the assets of PFD for approximately $2,143,000 in cash, subject to certain working capital adjustments after the closing, plus assumption by the buyer of certain of PFD’s liabilities and obligations. As previously disclosed, we are negotiating the sale of Perma-Fix of South Georgia (“PFSG”), which is within our Industrial Segment, and had anticipated completing the sale in May 2008; however, the negotiation has not progressed as planned and the anticipated sale date is not expected until the third quarter 2008. We are currently negotiating the sale of Perma-Fix Treatment Services, Inc. (“PFTS”), which also is within our Industrial Segment. We anticipate that the sale of PFTS will be completed during the second quarter of 2008. The terms of the sale of PFSG and PFTS are not yet finalized. We are attempting to sell the remaining other companies and/or operations within our Industrial Segment, but as of the date of this report, we have not entered into any agreements regarding these other remaining companies or operations within our Industrial Segment.

At May 25, 2007, the Industrial Segment met the held for sale criteria under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and therefore, certain assets and liabilities of the Industrial Segment are reclassified as discontinued operations in the Consolidated Balance Sheets, and we have ceased depreciation of the Industrial Segment’s long-lived assets classified as held for sale. In accordance with SFAS No. 144, the long-lived assets have been written down to fair value less anticipated selling costs. As of March 31, 2008, we have recorded $6,367,000 in impairment charges, all of which were included in “loss from discontinued operations, net of taxes” on our Consolidated Statement of Operations for the year ended December 31, 2007. The results of operations and cash flows of the Industrial Segment have been reported in the Consolidated Financial Statements as discontinued operations for all periods presented. The criteria which the Company based its decision in reclassifying its Industrial Segment as discontinued operations is as follows: (1) the Company has the ability and authority to sell the facilities within the Industrial Segment; (2) the facilities are available for sale in its present condition; (3) the sale of the facilities is probable and is expected to occur within one year, subject to certain circumstances; (4) the facilities are being actively marketed at its fair value; and (5) the Company’s actions to finalize the disposal of the facilities are unlikely to change significantly.

We believe the divestiture of certain facilities within our Industrial Segment has not occurred within the anticipated time period due to the current state of our economy which has impacted potential buyers’ ability to obtain financing. Originally, we had planned to sell the majority of companies that comprised the Industrial Segment together; however, that plan did not materialize as expected. We are now pursuing the potential sale of each company within our Industrial Segment individually. Although this process has taken more time than anticipated for numerous reasons, we continue to market the facilities within our Industrial Segment for eventual sale.

Pursuant to the terms of our credit facility, $1,400,000 of the proceeds received from the sale of substantially all of the assets of PFMD were used to pay down our term loan, with the remaining funds used to pay down our revolver. As of the date of this report, we have sold approximately $3,107,000 of PFMD’s assets, which excludes approximately $10,000 of restricted cash. The buyer assumed liabilities in the amount of approximately $1,115,000. As of March 31, 2008, we recorded a gain of approximately $1,647,000, net of taxes of $43,000, on the sale of PFMD. The gain is recorded separately on the Consolidated Statement of Operations as “Gain on disposal of discontinued operations, net of taxes”.

Pursuant to the terms of our credit facility, the proceeds received from the sale of substantially all of the assets of PFD were used to pay down our term note. As of March 31, 2008, we have sold approximately $3,206,000 of PFD’s assets. The buyer assumed liabilities in the amount of approximately $1,678,000. As of March 31, 2008, we recorded a gain of approximately $460,000, net of tax of $0, on the sale of PFD. The gain is recorded separately on the Consolidated Statement of Operations as “Gain on disposal of discontinued operations, net of taxes”.

Our Industrial Segment generated revenues of $4,974,000 and $7,234,000 for the period ended March 31, 2008 and 2007, respectively and had net operating loss, net of taxes, of $710,000 and $1,667,000 for the same periods, respectively.

Assets and liabilities related to discontinued operations total $8,634,000 and $7,927,000 as of March 31, 2008, respectively and $14,341,000 and $11,949,000 as of December 31, 2007, respectively.

Non Operational Facilities
The Industrial Segment includes two previously shut-down facilities which were presented as discontinued operations in prior years. These facilities include Perma-Fix of Pittsburgh (PFP) and Perma-Fix of Michigan (PFMI). Our decision to discontinue operations at PFP was due to our reevaluation of the facility and our inability to achieve profitability at the facility. During February 2006, we completed the remediation of the leased property and the equipment at PFP, and released the property back to the owner. Our decision to discontinue operations at PFMI was principally a result of two fires that significantly disrupted operations at the facility in 2003, and the facility’s continued drain on the financial resources of our Industrial Segment. As a result of the discontinued operations at the PFMI facility, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006. In September 2006, PFMI signed a Corrective Action Consent Order with the State of Michigan, requiring performance of studies and development and execution of plans related to the potential clean-up of soils in portions of the property. The level and cost of the clean-up and remediation are determined by state mandated requirements. Upon discontinuation of operations in 2004, we engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we estimated the cost of this environmental closure and remediation liability to be $2,464,000. During 2006, based on state-mandated criteria, we re-evaluated our required activities to close and remediate the facility, and during the quarter ended June 30, 2006, we began implementing the modified methodology to remediate the facility. As a result of the reevaluation and the change in methodology, we reduced the accrual by $1,182,000. We have spent approximately $710,000 for closure costs since September 30, 2004, of which $1,000 has been spent during the three months of 2008 and $81,000 was spent during 2007. In the 4th quarter of 2007, we reduced our reserve by $9,000 as a result of our reassessment of the cost of remediation. We have $563,000 accrued for the closure, as of March 31, 2008, and we anticipate spending $187,000 in the remaining nine months of 2008 with the remainder over the next five years. Based on the current status of the Corrective Action, we believe that the remaining reserve is adequate to cover the liability.

As of March 31, 2008, PFMI has a pension payable of $1,237,000. The pension plan withdrawal liability is a result of the termination of the union employees of PFMI. The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period. This obligation is recorded as a long-term liability, with a current portion of $171,000 that we expect to pay over the next year.

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

At March 31, 2008, we had cash of $63,000. The following table reflects the cash flow activities during the first quarter of 2008.

(In thousands)	2008
Cash provided by continuing operations	$4,134
Gain on disposal of discontinued operations	$(2,107)
Cash used in discontinued operations	(641)
Cash used in investing activities of continuing operations	(2,689)
Proceeds from sale of discontinued operations	5,950
Cash used in investing activities of discontinued operations	(74)
Cash used in financing activities of continuing operations	(4,566)
Principal repayment of long-term debt for discontinued operations	(46)
Decrease in cash	$(39)

We are in a net borrowing position and therefore attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes remittance lock boxes and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility or the Money Market account, if applicable. The cash balance at March 31, 2008, primarily represents minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities
Accounts Receivable, net of allowances for doubtful accounts, totaled $13,284,000, a decrease of $252,000 over the December 31, 2007, balance of $13,536,000. The Nuclear Segment experienced a decrease of approximately $341,000 as a result of reduced revenues and improved collection efforts. The Engineering Segment experienced an increase of approximately $89,000 due mainly to increased revenues for the quarter.

Unbilled receivables are generated by differences between invoicing timing and the percentage of completion methodology used for revenue recognition purposes. As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue. We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as, the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables. The timing differences occur for several reasons. Partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal. The difference also occurs due to our end disposal sites requirement of pre-approval prior to our shipping waste for disposal and our contract terms with the customer that we dispose of the waste prior to invoicing. These delays usually take several months to complete. As of March 31, 2008, unbilled receivables totaled $12,192,000, a decrease of $1,901,000 from the December 31, 2007, balance of $14,093,000, which reflects our continued efforts to reduce this balance. The delays in processing invoices, as mentioned above, usually take several months to complete but are normally considered collectible within twelve months. However, as we now have historical data to review the timing of these delays, we realize that certain issues, including but not limited to delays at our third party disposal site, can exacerbate collection of some of these receivables greater than twelve months. Therefore, we have segregated the unbilled receivables between current and long term. The current portion of the unbilled receivables as of March 31, 2008 is $8,738,000, a decrease of $1,583,000 from the balance of $10,321,000 as of December 31, 2007. The long term portion as of March 31, 2008 is $3,454,000, a decrease of $318,000 from the balance of $3,772,000 as of December 31, 2007.

As of March 31, 2008, total consolidated accounts payable was $6,519,000, an increase of $1,509,000 from the December 31, 2007, balance of $5,010,000. The increase is the result of our continued efforts to manage payment terms with our vendors to maximize our cash position throughout all segments. Accounts payable can increase in conjunction with decreases in accrued expenses depending on the timing of vendor invoices.

Accrued Expenses as of March 31, 2008, totaled $8,562,000, a decrease of $645,000 over the December 31, 2007, balance of $9,207,000. Accrued expenses are made up of accrued compensation, interest payable, insurance payable, certain tax accruals, and other miscellaneous accruals. The decrease is primarily due to monthly payment for the Company’s general insurance policies and the closure policy for PFNWR facility.

Disposal/transportation accrual as of March 31, 2008, totaled $6,611,000, a decrease of $66,000 over the December 31, 2007 balance of $6,677,000. The decrease is mainly attributed to the reduction of the legacy waste accrual at PFNWR facility.

Our working capital position at March 31, 2008 was a negative $7,078,000, which includes working capital of our discontinued operations, as compared to a negative working capital of $17,154,000 as of December 31, 2007. The improvement in our working capital is primarily the result of the reclassification of our indebtedness to certain of our lenders from current (less current maturities as of March 31, 2008) to long term. As previously disclosed in our 2007 Form 10-K filed on April 1, 2008 with the Securities and Exchange Commissions, our fixed charge coverage ratio fell below the minimum requirement pursuant to our loan agreement as of December 31, 2007. We obtained a waiver from our lender for the Company’s violation of the fixed charge coverage ratio as of December 31, 2007. On April 1, 2008, the date our Form 10-K was originally filed, we were not able to demonstrate that we would be able to comply with the fixed charge coverage ratio in our loan agreement with PNC as of the end of the first and second quarters of 2008. As a result, we were required under generally accepted accounting principles to reclassify approximately $10,300,000 of debt under our credit facility with PNC and approximately $1,100,000 of debt payable to KeyBank National Association, due to a cross default provision, from long term to current as of December 31, 2007. On April 4, 2008, our lender revised and modified the method of calculating the fixed charge coverage ratio covenant contained in the loan agreement in each quarter of 2008. As result of the amendment, we were able to demonstrate, based on our projections, the likelihood of us meeting our minimum fixed charge coverage ratio in 2008. We have met our fixed charge coverage ratio, as amended, in the first quarter of 2008 and continue to expect we will meet the covenant throughout 2008. As a result, at March 31, 2008, we reclassified debt in the amount of $6,727,000 under the PNC credit facility and debt in the amount of $532,000 payable to KeyBank National Association to long term. Our working capital in the first quarter of 2008 was also impacted by the annual cash payment to the finite risk sinking fund of $1,003,000, our payments of approximately $1,101,000 in financial assurance coverage for the legacy waste at our PFNWR facility, capital spending of approximately $594,000 and the payments against the long term portion of our term note of approximately $2,700,000 in proceeds received from sale of PFMD and PFD.

Investing Activities
Our purchases of capital equipment for the year three months period ended March 31, 2008, totaled approximately $594,000 of which $519,000 and $75,000 was for our continuing and discontinued operations, respectively. These expenditures were for expansion and improvements to the operations principally within the Nuclear Segment. These capital expenditures were funded by the cash provided by operations. We have budgeted capital expenditures of approximately $3,100,000 for fiscal year 2008 for our operating segments to expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements. We expect to fund these capital expenditures through our operations. Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether. We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects. We anticipate funding these capital expenditures by a combination of lease financing and internally generated funds.

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits we are required to provide financial assurance that guarantees to the states that in the event of closure our permitted facilities will be closed in accordance with the regulations. The policy provides a maximum $35 million of financial assurance coverage of which the coverage amount totals $30,879,000 at March 31, 2008, and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy required an upfront payment of $4.0 million, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account. In February 2008, we paid our fifth of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of March 31, 2008, we have recorded $6,823,000 in our sinking fund on the balance sheet, which includes interest earned of $629,000 on the sinking fund as of March 31, 2008. Interest income for the three month ended March 31, 2008, was $54,000. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, the Insurer will pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility, which we acquired in June 2007. The policy provides an initial $7.8 million of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8.2 million. The policy will renew automatically on an annual basis at the end of the four year term and will not be subject to any renewal fees. The policy requires total payment of $4.4 million, consisting of an annual payment of $1.4 million, and two annual payments of $1.5 million, starting July 31, 2007. In July 2007, we paid the first of our three annual payments of $1.4 million, of which $1.1 million represented premium on the policy and the remaining $258,000 was deposited into a sinking fund account. Each of the two remaining $1.5 million payments will consist of $176,000 in premium with the remaining $1.3 million to be deposited into a sinking fund. As part of the acquisition of PFNWR facility in June 2007, we have a large disposal accrual related to the legacy waste at the facility of approximately $3,193,000 as of March 31, 2008. We are required to dispose of this legacy waste on or before August 31, 2008. In connection with this waste, we are required to provide financial assurance coverage of approximately $2.8 million, consisting of five equal payment of approximately $550,604, which will be deposited into a sinking fund. We have made two of the five payments as of March 31, 2008, with the remaining three payable by August 31, 2008. Once this legacy waste has been disposed of and release of the financial assurance is received from the state, we will be able to reduce this financial assurance coverage by releasing the funds back to us. As of March 31, 2008, we have recorded $1,369,000 in our sinking fund on the balance sheet, which includes interest earned of $9,000 on the sinking fund as of March 31, 2008. Interest income for the three month ended March 31, 2008, was $5,000.

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

Financing Activities
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank, as amended. The Agreement provides for a term loan ("Term Loan") in the amount of $7,000,000, which requires monthly installments of $83,000 with the remaining unpaid principal balance due on September 30, 2009. The Agreement also provides for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary. As of March 31, 2008, the excess availability under our Revolving Credit was $4,806,000 based on our eligible receivables.

Pursuant to the Agreement, as amended, the Term Loan bears interest at a floating rate equal to the prime rate plus 1%, and the Revolving Credit at a floating rate equal to the prime rate plus ½%. The Agreement was subject to a prepayment fee of 1% until March 25, 2006, and ½% until March 25, 2007 had we elected to terminate the Agreement with PNC.

In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation (“PDC”), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The note is due on December 31, 2008, with principal repayment of $400,000 to be made in June 2008 and the remaining $235,000 to be made by December 31, 2008. Interest is accrued at the applicable law rate (“Applicable Rate”) pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended (9.0% on March 31, 2008) and payable in one lump sum at the end of the loan period. On March 31, 2008, the outstanding balance was $2,772,000 including accrued interest of approximately $2,137,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

Additionally, M&EC entered into an installment agreement with the Internal Revenue Service (“IRS”) for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The agreement is due on December 31, 2008, with principal repayments of approximately $100,000 to be made in June 2008 and the remaining $53,000 to be made by December 31, 2008. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On March 31, 2008, the rate was 9.0%. On March 31, 2008, the outstanding balance was $669,000 including accrued interest of approximately $516,000.

In conjunction with our acquisition of Nuvotec (n/k/a Perma-Fix of Northwest, Inc. – “PFNW”) and PEcoS (n/k/a Perma-Fix of Northwest Richland, Inc. – “PFNWR”), which was completed on June 13, 2007, we entered into a promissory note for a principal amount of $4.0 million to KeyBank National Association, dated June 13, 2007, which represents debt assumed by us as result of the acquisition. The promissory note is payable over a two years period with monthly principal repayment of $160,000 starting July 2007 and $173,000 starting July 2008, along with accrued interest. Interest is accrued at prime rate plus 1.125%. On March 31, 2008, the outstanding principal balance was $2,559,000. This note is collateralized by the assets of PFNWR as agreed to by PNC Bank and the Company.

Additionally, in conjunction with our acquisition of PFNW and PFNWR, we agreed to pay shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2.5 million, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011. Interest is accrued on outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011. As of March 31, 2008, we had accrued interest of approximately $161,000.

In summary, the reclassification of debts (less current maturities) due to certain of our lenders resulting from our compliance of our fixed charge coverage ratio in the first quarter of 2008 back to long term from current has improved our working capital position as of March 31, 2008. In addition, cash received from the sale of substantially all of the assets of PFMD and PFD (net of collateralized portion held by our credit facility) in the first quarter of 2008, was used to reduce our term note and our revolver. Cash to be received subject from the sale of any remaining facilities/operations within our Industrial Segment (net of the collateralized portion held by our credit facility) will be used to reduce our term note, with any remaining cash used to reduce our revolver. The acquisition of PFNW and PFNWR in June 2007 continues to negatively impact our working capital as we continue to draw funds from our revolver to make payments on debt that we assumed as well as financial assurance payments requirement resulting from legacy wastes assumed from the acquisition. We continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions in the Nuclear Segment. We believe that our cash flows from operations are sufficient to service the Company’s current obligations.

Contractual Obligations
The following table summarizes our contractual obligations at March 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

		Payments due by period
Contractual Obligations	Total	2008	2009- 2011	2012 - 2013	After 2013
Long-term debt	$13,435	$2,932	$10,493	$10	$	¾
Interest on long-term debt (1)	3,279	2,866	413	¾		—
Interest on variable rate debt (2)	456	282	174	¾		¾
Operating leases	2,095	518	1,391	186		¾
Finite risk policy (3)	8,708	3,172	4,532	1,004		¾
Pension withdrawal liability (4)	1,237	108	574	483		72
Environmental contingencies (5)	1,699	385	987	214		113
Purchase obligations (6)	—	—	—	—		—
Total contractual obligations	$30,909	$10,263	$18,564	$1,897		$185

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

(2)
We have variable interest rates on our Term Loan and Revolving Credit of 1% and 1/2% over the prime rate of interest, respectively, and as such we have made certain assumptions in estimating future interest payments on this variable interest rate debt. We assume an increase in prime rate of 0.25% in each of the years 2008 through 2009. Pursuant to the terms of our credit facility, proceeds (net of collateralized portion held by our credit facility) from the sale of PFMD and PFD facilities in January 2008 and March 2008, respectively, within our Industrial Segment facilities were used to pay down our Term Loan, with any remaining proceeds to be used to pay down our Revolver. We anticipate a full repayment of our Term Loan by September 2008. In addition, we anticipate a full repayment of our Revolver by September 30, 2009. As result of the acquisition of our new Perma-Fix Northwest facility on June 13, 2007, we have entered into a promissory note for a principal amount $4.0 million to KeyBank National Association which has variable interest rate of 1.125% over the prime rate, and as such, we also have assumed an increase in prime rate of 0.25% through July 2009, when the note is due.

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

Allowance for Doubtful Accounts. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that are uncollectible. We regularly review all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balances that are uncollectible. Specific accounts that are deemed to be uncollectible are reserved at 100% of their outstanding balance. The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for balances 91-120 days and 40% for balances over 120 days aged), based on a historical valuation, that allows us to calculate the total reserve required. This allowance was approximately 0.3% of revenue for 2007 and 1.0%, of accounts receivable for 2007. Additionally, this allowance was approximately 0.3% of revenue for 2006 and 1.7% of accounts receivable for 2006.

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

In accordance with Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. In 2007, as result of the approved divestiture of our Industrial Segment by our Board of Directors in May 2007 and the subsequent letters of intent entered and prospective interests received, we performed updated financial valuations on the tangibles on the Industrial Segment to test for impairment as required by Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Our analysis included the comparison of the offered sale price less cost to sell to the carrying value of the investment under each LOI separately in the Industrial Segment. Based on our analysis, we concluded that the carrying value of the tangible assets for Perma-Fix Dayton, Inc., Perma-Fix of Treatment Services, Inc., Perma-Fix of Orlando, Inc., and Perma-Fix of South Georgia, Inc. facilities exceeded its fair value, less cost to sell. Consequently, we recorded $2,727,000, $1,804,000, $507,000 and $1,329,000, respectively, in tangible asset impairment loss for each of the facilities, which are included in “loss from discontinued operations, net of taxes” on our Consolidated Statements of Operations for the year ended December 31, 2007. We continue to review for possible impairments of the assets of our Industrial Segment as events or circumstances warrant; however, as of March 31, 2008, we determined no further impairment of assets is required.

Accrued Closure Costs. Accrued closure costs represent a contingent environmental liability to clean up a facility in the event we cease operations in an existing facility. The accrued closure costs are estimates based on guidelines developed by federal and/or state regulatory authorities under Resource Conservation and Recovery Act (“RCRA”). Such costs are evaluated annually and adjusted for inflationary factors and for approved changes or expansions to the facilities. Increases due to inflationary factors for 2008 and 2007, have been approximately 2.7%, and 2.9%, respectively, and based on the historical information, we do not expect future inflationary changes to differ materially from the last three years. Increases or decreases in accrued closure costs resulting from changes or expansions at the facilities are determined based on specific RCRA guidelines applied to the requested change. This calculation includes certain estimates, such as disposal pricing, external labor, analytical costs and processing costs, which are based on current market conditions. Except for the Michigan and Pittsburgh facilities, we have no current intention to close any of our facilities.

Accrued Environmental Liabilities. We have five remediation projects currently in progress within our discontinued operations. The current and long-term accrual amounts for the projects are our best estimates based on proposed or approved processes for clean-up. The circumstances that could affect the outcome range from new technologies that are being developed every day to reduce our overall costs, to increased contamination levels that could arise as we complete remediation which could increase our costs, neither of which we anticipate at this time. In addition, significant changes in regulations could adversely or favorably affect our costs to remediate existing sites or potential future sites, which cannot be reasonably quantified. Our environmental liabilities also included $391,000 in accrued long-term environmental liability as of December 31, 2007 for our Maryland facility acquired in March 2004. As previously discussed, in January 2008, we sold substantially all of the assets of the Maryland facility. In connection with this sale, the buyer has assumed this liability, in addition to obligations and liabilities for environmental conditions at the Maryland facility except for fines, assessments, or judgments to governmental authorities prior to the closing of the transaction or third party tort claims existing prior to the closing of the sale. In connection with the sale of our PFD facility in March 2008, the Company has retained the environmental liability of the PFD facility. With the impending divestiture of our remaining Industrial Segment facilities/operations, we anticipate the environmental liabilities of PFSG and PFTS will be part of the divestiture. The environmental liabilities of PFM and PFMI, along with the environmental liabilities of PFD as mentioned above, will be the financial obligations of the Company.

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

Pursuant to the adoption of SFAS 123R, we recorded stock-based compensation expense for the director stock options granted prior to, but not yet vested, as of January 1, 2006, using the fair value method required under SFAS 123R. For the employee stock option grants on March 2, 2006 and May 15, 2006, and the director stock option grant on July 27, 2006 and August 2, 2007, we have estimated compensation expense based on the fair value at grant date using the Black-Scholes valuation model and have recognized compensation expense using a straight-line amortization method over the vesting period. As SFAS 123R requires that stock-based compensation expense be based on options that are ultimately expected to vest, stock-based compensation for the March 2, 2006 grant has been reduced for estimated forfeitures at a rate of 7.7% for the third and final year of vesting on the March 2, 2006 grant. We estimated 0% forfeiture rate for our March 15, 2006 employee option grant and director stock option grants of July 27, 2006 and August 2, 2007. When estimating forfeitures, we considered trends of actual option forfeitures.

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

Known Trends and Uncertainties
Seasonality. Historically, we have experienced reduced activities and related billable hours throughout the November and December holiday periods within our Engineering Segment. The DOE and DOD represent major customers for the Nuclear Segment. In conjunction with the federal government’s September 30 fiscal year-end, the Nuclear Segment historically experienced seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements. Correspondingly for a period of approximately three months following September 30, the Nuclear Segment is generally seasonably slow, as the government budgets are still being finalized, planning for the new year is occurring and we enter the holiday season. Since 2005, due to our efforts to work with the various government customers to smooth these shipments more evenly throughout the year, we have seen smaller fluctuation in the quarters. Although we have seen smaller fluctuation in the quarters in recent years, as government spending is contingent upon its annual budget and allocation of funding, we cannot provide assurance that we will not have larger fluctuations in the quarters in the near future.

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

We performed services relating to waste generated by the federal government, either directly or indirectly as a subcontractor (including LATA/Parallax and Fluor Hanford as discussed below) to the federal government, representing approximately $8,101,000 (includes approximately $3,055,000 from PFNWR facility) or 54.4% of our total revenue from continuing operations during the three months ended March 31, 2008, as compared to $6,885,000 or 53.3% of our total revenue from continuing operations during the corresponding period of 2007.

Included in the amounts discussed above, are revenues from LATA/Parallax Portsmouth LLC (“LATA/Parallax”). LATA/Parallax is a manager for environmental programs for the Department of Energy (“DOE”). Our revenues from LATA/Parallax, as a subcontractor to perform remediation services at the Portsmouth site, contributed $1,552,000 or 10.4% and $1,954,000 or 15.1% of our revenues from continuing operations for three months ended March 31, 2008 and 2007, respectively. Our contract with LATA/Parallax is expected to be completed in 2008. As with most contracts relating to the federal government, LATA/Parallax can terminate the contract with us at any time for convenience, which could have a material adverse effect on our operations.

Our Nuclear Segment has provided treatment of mixed low-level waste, as a subcontractor, for Fluor Hanford since 2004. However, with the acquisition of our PFNWR facility, we now have a significant relationship with Fluor Hanford, a prime contractor to the DOE since 1996. Fluor Hanford manages several major activities at the DOE’s Hanford Site, including dismantling former nuclear processing facilities, monitoring and cleaning up the site’s contaminated groundwater, and retrieving and processing transuranic waste for off-site shipment. The Hanford site is one of DOE’s largest nuclear weapon environmental remediation projects. Our PFNWR facility is located adjacent to the Hanford site and provides treatment of low level radioactive and mixed wastes. We currently have three contracts with Fluor Hanford at our PFNWR facility, with the initial contract dating back to 2003. These three contracts have is expected to be completed in 2008. As the DOE is currently in the process of re-bidding its contracts with current prime contractors, our future revenue beyond 2008 from Fluor Hanford is uncertain at this time. Revenues from Fluor Hanford totaled $1,766,000 (approximately $998,000 from PFNWR) or 11.9% and $1,511,000 or 11.7% of consolidated revenue from continuing operations for the year three months ended March 31, 2008 and 2007, respectively. As with most contracts relating to the federal government, Fluor Hanford can terminate the contracts with us at any time for convenience, which could have a material adverse effect on our operations.

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

We routinely use third party disposal companies, who ultimately destroy or secure landfill residual materials generated at our facilities or at a client's site. Compared with certain of our competitors, we dispose of significantly less hazardous or industrial by-products from our operations due to rendering material non-hazardous, discharging treated wastewaters to publicly-owned treatment works and/or processing wastes into saleable products. In the past, numerous third party disposal sites have improperly managed wastes and consequently require remedial action; consequently, any party utilizing these sites may be liable for some or all of the remedial costs. Despite our aggressive compliance and auditing procedures for disposal of wastes, we could, in the future, be notified that we are a Partially Responsible Party (“PRP”) at a remedial action site, which could have a material adverse effect.

We have budgeted for 2008, $1,168,000 in environmental remediation expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at our facilities. Our facilities where the remediation expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia, PFTS's facility in Tulsa, Oklahoma, and PFMI's facility in Detroit, Michigan. The environmental liability of PFD, as it relates to the leased property, was retained by the Company upon the sale of PFD in March 2008. With the impending divestiture of our remaining Industrial Segment facilities/operations, we anticipate the environmental liabilities of PFSG and PFTS will be part of the divestiture with the exception of PFM and PFMI, which will remain the financial obligations of the Company. While no assurances can be made that we will be able to do so, we expect to fund the expenses to remediate these sites from funds generated internally.

At March 31, 2008, we had total accrued environmental remediation liabilities of $2,374,000 of which $819,000 is recorded as a current liability, which reflects a decrease of $499,000 from the December 31, 2007, balance of $2,873,000. The decrease represents payments on remediation projects in addition to approximately $391,000 in environmental reserve which was assumed by the buyer upon the sale of substantially all of the assets of PFMD in January 2008. In connection with this sale, the buyer assumed all obligations and liabilities for environmental conditions at the Maryland facility except for fines, assessments, or judgments to governmental authorities prior to the closing of the transaction or third party tort claims existing prior to the closing of the sale. The March 31, 2008, current and long-term accrued environmental balance is recorded as follows:

	Current	Long-term
	Accrual	Accrual	Total
PFD	$197,000	$505,000	$702,000
PFM	209,000	225,000	434,000
PFSG	116,000	522,000	638,000
PFTS	7,000	30,000	37,000
PFMI	290,000	273,000	563,000
Total Liability	$819,000	$1,555,000	$2,374,000

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities. SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007 and for non-financial assets and liabilities in fiscal years beginning after March 15, 2008. We have evaluated the impact of the provisions applicable to our financial assets and liabilities and have determined that there is no current impact on our financial condition, results of operations and cash flow. The aspects that have been deferred by FSP FAS 157-2 pertaining to non-financial assets and non-financial liabilities will be effective for us beginning January 1, 2009. We are currently evaluating the impact of SFAS 157 for non-financial assets and liabilities on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. If the fair value option is elected, the effect of the first re-measurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. In the event the Company elects the fair value option pursuant to this standard, the valuations of certain assets and liabilities may be impacted. This statement is applied prospectively upon adoption. We have evaluated the impact of the provisions of SFAS 159 and have determined that there will not be a material impact on our consolidated financial statements.

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

In December 2007, the SEC issued SAB No. 110, which expressed the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R, Share-Based Payment. In particular, the staff indicated in SAB No. 107 that it will accept a company’s election to use the simplified method, regardless of whether the Company has sufficient information to make more refined estimates of expected term. At the time SAB No. 107 was issued, the staff believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB No. 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, SAB No. 110 states that the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company does not expect the adoption of SAB No. 110 to have material effect on its operations or financial position.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PART I, ITEM 3

For the three months ended March 31, 2008, we were exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC and variable rate promissory note agreement with KeyBank National Association. The interest rates payable to PNC and KeyBank National Association are based on a spread over prime rate. If our floating rates of interest experienced an upward increase of 1%, our debt service would have increased by approximately $26,000 for the year three months ended March 31, 2008. As of March 31, 2008, we had no interest swap agreements outstanding.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONTROLS AND PROCEDURES

PART 1, ITEM 4

(a)	Evaluation of disclosure controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on their most recent evaluation, which was completed as of the end of the period covered by this Quarterly Report on Form 10-Q, we have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended) and believe that such are not effective, as a result of the identified material weakness in our internal control over financial reporting as set forth below (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)):

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

We completed the sale of our PFMD and PFD facilities within our Industrial Segment in January 2008 and March 2008, respectively. We currently have interested parties and are negotiating to sell certain of the remaining facilities/operations within our Industrial Segment. We believe the material weakness as set forth above will inherently be remediated once the remaining facilities/operations within our Industrial Segment are sold. Furthermore, we are in the process of developing a formal remediation plan for the Audit Committee’s review and approval.

(b)	Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting in the quarter ended March 31, 2008.

PERMA-FIX ENVIRONMENTAL SERVICES, INC. PART II – Other Information

Item 1.	Legal Proceedings

There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K/A for the year ended December 31, 2007, which is incorporated herein by reference. In addition, there has been no material developments with regards to the proceedings as previously disclosed in our Form 10-K/A for the year ended December 31, 2007.

Item 1A.	Risk Factors
There has been no material change from the risk factors previously disclosed in our Form 10-K/A for the year ended December 31, 2007.

Item 6.	Exhibits

(a)	Exhibits
	31.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
	31.2	Certification by Steven T. Baughman, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
	32.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
	32.2	Certification by Steven T. Baughman, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PERMA-FIX ENVIRONMENTAL SERVICES

Date: May 12, 2008	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti
Chairman of the Board
Chief Executive Officer

Date: May 12, 2008	By:	/s/ Steven Baughman
Steven T. Baughman
Chief Financial Officer