Form 10-Q
period 2008-06-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2008-08-11
CIK 891532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  June 30, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________

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
Large accelerated filer ☐   Accelerated Filer ☒   Non-accelerated Filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at August 4, 2008
Common Stock, $.001 Par Value	53,762,850
shares of registrant’s
Common Stock

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

INDEX

			Page No.
PART I	FINANCIAL INFORMATION

	Item 1.	Condensed Financial Statements

		Consolidated Balance Sheets -
		June 30, 2008 (unaudited) and December 31, 2007	1

		Consolidated Statements of Operations -
		Three and Six Months Ended June 30, 2008 and 2007 (unaudited)	3

		Consolidated Statements of Cash Flows -
		Six Months Ended June 30, 2008 and 2007 (unaudited)	4

		Consolidated Statement of Stockholders' Equity -
		Six Months Ended June 30, 2008 (unaudited)	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	29

	Item 3.	Quantitative and Qualitative Disclosures
		About Market Risk	58

	Item 4.	Controls and Procedures	59

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	60

	Item 1A.	Risk Factors	60

	Item 6.	Exhibits	61

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2008	December 31,
(Amount in Thousands, Except for Share Amounts)	(Unaudited)	2007

ASSETS
Current assets:
Cash	$41	$102
Restricted cash	35	35
Accounts receivable, net of allowance for doubtful accounts of $126 and $138, respectively	9,086	13,536
Unbilled receivables - current	9,358	10,321
Inventories	201	233
Prepaid and other assets	1,756	3,170
Current assets related to discontinued operations	1,998	5,197
Total current assets	22,475	32,594

Property and equipment:
Buildings and land	21,276	20,748
Equipment	31,245	31,140
Vehicles	141	141
Leasehold improvements	11,462	11,457
Office furniture and equipment	2,297	2,268
Construction-in-progress	996	1,639
	67,417	67,393
Less accumulated depreciation and amortization	(21,923)	(20,084)
Net property and equipment	45,494	47,309

Property and equipment related to discontinued operations	3,521	6,775

Intangibles and other long term assets:
Permits	15,712	15,636
Goodwill	10,822	9,046
Unbilled receivables – non-current	3,426	3,772
Finite Risk Sinking Fund	8,791	6,034
Other assets	2,249	2,496
Intangible and other assets related to discontinued operations	1,190	2,369
Total assets	$113,680	$126,031

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

	June 30,
	2008	December 31,
(Amount in Thousands, Except for Share Amounts)	(Unaudited)	2007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,432	$5,010
Current environmental accrual	141	225
Accrued expenses	7,872	9,207
Disposal/transportation accrual	7,597	6,677
Unearned revenue	2,455	4,978
Current liabilities related to discontinued operations	3,553	8,359
Current portion of long-term debt	3,289	15,292
Total current liabilities	32,339	49,748

Environmental accruals	215	251
Accrued closure costs	8,807	8,739
Other long-term liabilities	432	966
Long-term liabilities related to discontinued operations	2,745	3,590
Long-term debt, less current portion	7,270	2,724
Total long-term liabilities	19,469	16,270

Total liabilities	51,808	66,018

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share	1,285	1,285

Stockholders' equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	¾	¾
Common Stock, $.001 par value; 75,000,000 shares authorized, 53,762,850 and 53,704,516 shares issued and outstanding, respectively	54	54
Additional paid-in capital	96,716	96,409
Stock subscription receivable	¾	(25)
Accumulated deficit	(36,183)	(37,710)

Total stockholders' equity	60,587	58,728

Total liabilities and stockholders' equity	$113,680	$126,031

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands, Except for Per Share Amounts)	2008	2007	2008		2007

Net revenues	$15,798	$13,537		$30,682		$26,458
Cost of goods sold	10,913	8,733		21,986		17,054
Gross profit	4,885	4,804		8,696		9,404

Selling, general and administrative expenses	3,996	3,759		7,803		7,474
Loss on disposal of property and equipment	142	2		142		2
Income from operations	747	1,043		751		1,928

Other income (expense):
Interest income	49	78		117		166
Interest expense	(325)	(272)		(678)		(473)
Interest expense-financing fees	(57)	(48)		(110)		(96)
Other	(12)	9		(6)		(7)
Income from continuing operations before taxes	402	810		74		1,518
Income tax expense	3	58		3		183
Income from continuing operations	399	752		71		1,335

(Loss) income from discontinued operations, net of taxes	(49)	470		(760)		(1,197)
Gain on disposal of discontinued operations, net of taxes	108	¾		2,216		¾
Net income applicable to Common Stockholders	$458	$1,222		$1,527		$138

Net income (loss) per common share – basic
Continuing operations	$.01	$.01	$	¾		$.02
Discontinued operations	¾	.01		(.01)		(.02)
Disposal of discontinued operations	¾	¾		.04		¾
Net income per common share	$.01	$.02		$.03	$	¾

Net income (loss) per common share - diluted
Continuing operations	$.01	$.01	$	¾		$.02
Discontinued operations	¾	.01		(.01)		(.02)
Disposal of discontinued operations	¾	¾		.04		¾
Net income per common share	$.01	$.02		$.03	$	¾

Number of common shares used in computing net income (loss) per share:
Basic	53,729	52,131		53,717		52,097
Diluted	54,173	53,601		54,035		53,333

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(Amounts in Thousands)	2008	2007
Cash flows from operating activities:
Net income	$1,527	$138
Less: Income (loss) on discontinued operations (Note 8)	1,456	(1,197)

Income from continuing operations	71	1,335
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation and amortization	2,238	1,628
Provision (benefit) for bad debt and other reserves	11	(41)
Loss on disposal of property and equipment	142	2
Issuance of common stock for services	28	25
Share based compensation	184	162
Changes in operating assets and liabilities of continuing operations, net of effect from business acquisitions:
Accounts receivable	4,438	1,276
Unbilled receivables	1,309	(121)
Prepaid expenses, inventories, and other assets	1,875	2,926
Accounts payable, accrued expenses, and unearned revenue	(3,535)	(596)
Cash provided by continuing operations	6,761	6,596
Gain on disposal of discontinued operations (Note 8)	(2,216)	―
Cash used in discontinued operations	(819)	(1,815)
Cash provided by operating activities	3,726	4,781

Cash flows from investing activities:
Purchases of property and equipment	(562)	(1,627)
Proceeds from sale of plant, property and equipment	―	4
Change in finite risk sinking fund	(2,757)	(1,115)
Cash used for acquisition consideration, net of cash acquired	(14)	(2,341)
Cash used in investing activities of continuing operations	(3,333)	(5,079)
Proceeds from sale of discontinued operations (Note 8)	7,131	―
Cash provided by (used in) discontinued operations	20	(322)
Net cash provided by (used in) investing activities	3,818	(5,401)

Cash flows from financing activities:
Net (repayments) borrowing of revolving credit	(1,435)	4,452
Principal repayments of long term debt	(6,021)	(6,482)
Proceeds from issuance of stock	95	359
Repayment of stock subscription receivable	25	27
Cash used in financing activities of continuing operations	(7,336)	(1,644)
Principal repayment of long-term debt for discontinued operations	(269)	(204)
Cash used in financing activities	(7,605)	(1,848)

Decrease in cash	(61)	(2,468)
Cash at beginning of period	102	2,528
Cash at end of period	$41	$60

Supplemental disclosure:
Interest paid	$713	$420
Income taxes paid	3	―
Non-cash investing and financing activities:
Long-term debt incurred for purchase of property and equipment	―	603

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited, for the six months ended June 30, 2008)

(Amounts in thousands,	Common Stock		Additional	Stock Subscription	Accumulated	Total Stockholders'
except for share amounts)	Shares	Amount	Paid-In Capital	Receivable	Deficit	Equity
Balance at December 31, 2007	53,704,516	$54	$96,409	$(25)	$(37,710)	$58,728

Net income	—	—	—	—	1,527	1,527
Issuance of Common Stock for services	—	—	28	—	—	28
Issuance of Common Stock upon exercise of Options	58,334	—	95	—	—	95
Share based compensation	—	—	184	—	—	184
Repayment of stock subscription receivable	—	—	—	25	—	25
Balance at June 30, 2008	53,762,850	$54	$96,716	$—	$(36,183)	$60,587

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008
(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2007.

1.	Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the six months ended June 30, 2008, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2008.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2007.

As previously disclosed, on May 18, 2007, our Board of Directors authorized the divestiture of our Industrial Segment. Our Industrial Segment provides treatment, storage, processing, and disposal of hazardous and non-hazardous waste, wastewater management services, and environmental services, which includes emergency response, vacuum services, marine environmental, and other remediation services. The decision to sell our Industrial Segment was based on our belief that our Nuclear Segment represents a sustainable long-term growth driver of our business. We have completed the sale of the following facilities/operations within our Industrial Segment as follows: on January 8, 2008, we completed the sale of substantially all of the assets of Perma-Fix Maryland, Inc. (“PFMD”) for $3,825,000 in cash, subject to a working capital adjustment during 2008, and assumption by the buyer of certain liabilities of PFMD. As of the date of this report, no working capital adjustment has been made on the sale of PFMD. We anticipate that if there will be a working capital adjustment made on the sale of PFMD, it will be completed by the third quarter of 2008; on March 14, 2008, we completed the sale of substantially all of the assets of Perma-Fix of Dayton, Inc. (“PFD”) for approximately $2,143,000 in cash, subject to certain working capital adjustments after the closing, plus assumption by the buyer of certain of PFD’s liabilities and obligations. In June 2008, we paid the buyer approximately $209,000 due to certain working capital adjustment. We do not anticipate making any further working capital adjustments on the sale of PFD; and on May 30, 2008, we completed the sale of substantially all of the assets of Perma-Fix Treatment Services, Inc. (“PFTS”) for approximately $1,503,000, subject to working capital adjustment during 2008, and assumption by the buyer of certain liabilities of PFTS. In July 2008, we paid the buyer approximately $135,000 in final working capital adjustments. (See “– Discontinued Operations and Divestiture” in this section for accounting treatment of the divestitures and subsequent working capital adjustments). As previously disclosed, we have been negotiating the sale of Perma-Fix of South Georgia (“PFSG”) with a potential buyer and had anticipated completing the sale in the third quarter 2008; however, we were not able to come to terms on the sale of PFSG with this potential buyer and negotiation has since been broken off. We continue to market and have discussions with potential buyers who are interested in the remaining facilities/operations within our Industrial Segment but as of the date of this report, we have not entered into any agreements regarding these other remaining companies or operations within our Industrial Segment.

At May 25, 2007, the Industrial Segment met the held for sale criteria under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and therefore, certain assets and liabilities of the Industrial Segment are reclassified as discontinued operations in the Consolidated Balance Sheets, and we have ceased depreciation of the Industrial Segment’s long-lived assets classified as held for sale. In accordance with SFAS No. 144, the long-lived assets have been written down to fair value less anticipated selling costs. As of June 30, 2008, we have recorded $6,367,000 in impairment charges, all of which were included in “loss from discontinued operations, net of taxes” on our Consolidated Statement of Operations for the year ended December 31, 2007. The results of operations and cash flows of the Industrial Segment have been reported in the Consolidated Financial Statements as discontinued operations for all periods presented. The criteria which the Company based its decision in reclassifying its Industrial Segment as discontinued operations is as follows: (1) the Company has the ability and authority to sell the facilities within the Industrial Segment; (2) the facilities are available for sale in its present condition; (3) the sale of the facilities is probable and is expected to occur within one year, subject to certain circumstances; (4) the facilities are being actively marketed at its fair value; and (5) the Company’s actions to finalize the disposal of the facilities are unlikely to change significantly.

We believe the divestiture of certain facilities within our Industrial Segment has not occurred within the anticipated time period due to the current state of our economy which has impacted potential buyers’ ability to obtain financing. Originally, we had planned to sell the majority of companies that comprised the Industrial Segment together; however, that plan did not materialize as expected. We have since sold certain facilities individually and are marketing and attempting to sell the remaining facilities/operations within our Industrial Segment.

2.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value, and prescribes expanded disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities. SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007 and for non-financial assets and liabilities in fiscal years beginning after March 15, 2008. We have evaluated the impact of the provisions applicable to our financial assets and liabilities and have determined that there is no current impact on our financial condition, results of operations, and cash flow. The aspects that have been deferred by FSP FAS 157-2 pertaining to non-financial assets and non-financial liabilities will be effective for us beginning January 1, 2009. We are currently evaluating the impact of SFAS 157 for non-financial assets and liabilities on the Company’s financial position and results of operations.

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plan – an amendment of FASB Statement No. 87, 88, 106, and 132”. SFAS requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS 158 is effective for fiscal years ending December 15, 2006. SFAS 158 did not have a material effect on our financial condition, result of operations, and cash flows.

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

In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 amends and expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect this standard to have a material impact on the Company’s future consolidated statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles.  FSP FAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on the Company’s financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangement” (EITF 08-3). EITF 08-3 provides guidance on the accounting of nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-3 on its consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal year beginning and after December 15, 2008. The Company does not expect EITF 07-5 to have a material impact on the Company’s future consolidated financial statements.

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

As of June 30, 2008, we had 1,893,858 employee stock options outstanding, which included 1,178,859 that were outstanding and fully vested at December 31, 2005, 681,666 of the 878,000 employee stock options approved and granted on March 2, 2006, of which 450,999 are vested as of June 30, 2008, and 33,333 of the 100,000 employee stock options approved and granted on May 15, 2006, of which 33,334 became vested on May 15, 2008 and were exercised on May 20, 2008 and 33,333 were exercised on May 15, 2007. The weighted average exercise price of the 1,629,858 outstanding and fully vested employee stock options is $1.85 with a weighted contractual life of 3.54 years. The employee stock options outstanding at December 31, 2005 are ten year options, issuable at exercise prices from $1.25 to $2.19 per share, with expiration dates from October 14, 2008 to October 28, 2014. The employee stock option grants in March and May 2006 are six year options with a three year vesting period, with exercise prices from $1.85 to $1.86 per share. Additionally, we also have 561,000 outstanding and fully vested director stock options, of which 102,000 became fully vested in February 2008, with exercise price ranging from $1.22 to $2.98 per share and expiration dates from June 1, 2009 to August 2, 2017. The 102,000 director stock options which became vested in February 2008 were granted on August 2, 2007, resulting from the reelection of our Board of Directors. The weighted average exercise price of the 561,000 outstanding and fully vested director stock option is $2.16 with a weighted contractual life of 6.18 years. We have not granted any employee or director stock options for the six months ended June 30, 2008.

We recognized share based compensation expense of approximately $59,000 and $141,000 for the three and six months ended June 30, 2008, respectively, for the employee stock options grants of March 2, 2006 and May 15, 2006, as compared to approximately $51,000 and $138,000 for the corresponding period ended June 30, 2007. For the stock option grants on March 2, 2006 and May 15, 2006, we have estimated compensation expense based on the fair value at grant date using the Black-Scholes valuation model, and have recognized compensation expense using a straight-line amortization method over the three year vesting period. We also recognized the remaining share based compensation expense of approximately $43,000 in the first quarter of 2008 for the 102,000 director option grant made on August 2, 2007, which became vested in February 2008 as compared to approximately $24,000 for the first quarter of 2007 for the 90,000 director option grant made on July 27, 2006, which became vested in January 2007. Total share based compensation expense for our director and employee options impacted our results of operations for the three and six months ended June 30, 2008 by approximately $59,000 and $184,000 as compared to approximately $51,000 and $162,000, respectively for the corresponding period ended June 30, 2007. As SFAS 123R requires that stock based compensation be based on options that are ultimately expected to vest, we have estimated forfeiture rate of 7.7% for our final third year of vesting on the March 2, 2006 employee grant. We have estimated 0% forfeiture rate for our May 15, 2006 employee option grant, director stock option grants of July 27, 2006, and director stock option grants of August 2, 2007. Our estimated forfeiture rate is based on trends of actual option forfeitures. We have approximately $198,000 of total unrecognized compensation cost related to unvested options as of June 30, 2008, of which $112,000 is expected to be recognized in remaining 2008 and the remaining $86,000 in 2009.

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

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
(Amounts in Thousands, Except for Per Share Amounts)	2008	2007	2008	2007
Earnings per share from continuing operations
Income from continuing operations applicable to Common Stockholders	$399	$752	71	$1,335
Basic income per share	$.01	$.01	—	$.02
Diluted income per share	$.01	$.01	—	$.02

(Loss) income per share from discontinued operations
(Loss) income from discontinued operations	$(49)	$470	(760)	$(1,197)
Basic income (loss) per share	$—	$.01	(.01)	$(.02)
Diluted income (loss) per share	$—	$.01	(.01)	$(.02)

Income per share from disposal of discontinued operations
Gain on disposal of discontinued operations	$108	$—	2,216	$—
Basic income per share	$—	$—	.04	$—
Diluted income per share	$—	$—	.04	$—

Weighted average common shares outstanding – basic	53,729	52,131	53,717	52,097
Potential shares exercisable under stock option plans	444	882	318	711
Potential shares upon exercise of Warrants	—	588	—	525
Weighted average shares outstanding – diluted	54,173	53,601	54,035	53,333

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options	172	115	740	155

5.	Long Term Debt

Long-term debt consists of the following at June 30, 2008 and December 31, 2007:

	(Unaudited)
	June 30,	December 31,
(Amounts in Thousands)	2008	2007
Revolving Credit facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at prime rate plus ½% (5.50% at June 30, 2008), balance due in July 2012.	$5,415	$6,851
Term Loan dated December 22, 2000, payable in equal monthly installments of principal of $83, balance due in July 2012, variable interest paid monthly at prime rate plus 1% (6.00% at June 30, 2008).	—	4,500
Promissory Note dated June 25, 2001, payable in semiannual installments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable law rate determined under the IRS Code Section (8.0% on June 30, 2008) and is payable in one lump sum at the end of installment period.	235	635
Promissory Note dated June 25, 2007, payable in monthly installments of principal of $160 starting July 2007 and $173 starting July 2008, variable interest paid monthly at prime rate plus 1.125% (6.125% at June 30, 2008)	2,079	3,039
Installment Agreement in the Agreement and Plan of Merger with Nuvotec and PEcoS, dated April 27, 2007, payable in three equal yearly installment of principal of $833 beginning June 2009. Interest accrues at annual rate of 8.25% on outstanding principal balance starting June 2007 and payable yearly starting June 2008	2,500	2,500
Installment Agreement dated June 25, 2001, payable in semiannual installments on June 30 and December 31 through December 31, 2008,variable interest accrues at the applicable law rate determined under the Internal Revenue Code Section (8.0% on June 30, 2008) and is payable in one lump sum at the end of installment period.	53	153
Various capital lease and promissory note obligations, payable 2008 to 2012, interest at rates ranging from 5.0% to 12.6%.	463	1,158
	10,745	18,836
Less current portion of long-term debt	3,289	15,292
Less long-term debt related to assets held for sale	186	820
	$7,270	$2,724

Revolving Credit and Term Loan Agreement
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank, as amended. The Agreement provides for a term loan ("Term Loan") in the amount of $7,000,000, which requires monthly installments of $83,000 with the remaining unpaid principal balance due on September 30, 2009. The Agreement also provides for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary. As of June 30, 2008, the excess availability under our Revolving Credit was $4,481,000 based on our eligible receivables.

Pursuant to the Agreement, as amended, the Term Loan bears interest at a floating rate equal to the prime rate plus 1%, and the Revolving Credit at a floating rate equal to the prime rate plus ½%. The Agreement was subject to a prepayment fee of 1% until March 25, 2006, and ½% until March 25, 2007 had we elected to terminate the Agreement with PNC.

On March 26, 2008, we entered into Amendment No. 10 with PNC, which extended the due date of the $25 million credit facility from November 27, 2008 to September 30, 2009. This amendment also waived the Company’s violation of the fixed charge coverage ratio as of December 31, 2007 and revised and modified the method of calculating the fixed charge coverage ratio covenant contained in the loan agreement in each quarter of 2008. Pursuant to the amendment, we may terminate the agreement upon 60 days’ prior written notice upon payment in full of the obligation. As a condition to this amendment, we paid PNC a fee of $25,000.

On July 25, 2008, we entered into Amendment No. 11 with PNC which extended the additional $2,000,000 of availability via a sub-facility resulting from the acquisition of Nuvotec (n/k/a Perma-fix Northwest, Inc.) and PEcoS (n/k/a Perma-Fix Northwest Richland, Inc.) within our secured revolver loan, pursuant to Amendment No. 6, dated June 12, 2007 to the earlier of August 30, 2008 or the date that our Revolving Credit, Term Loan and Security Agreement is restructured with PNC.

On August 4, 2008, we entered into Amendment No. 12 with PNC. Pursuant to Amendment No. 12, PNC renewed and extended our credit facility by increasing our term loan back up to $7.0 million from the current principal outstanding balance of $0, with the revolving line of credit remaining at $18,000,000. Under Amendment No. 12, the due date of the $25 million credit facility is extended through July 31, 2012. The Term Loan continues to be payable in monthly installments of approximately $83,000, plus accrued interest, with the remaining unpaid principal balance and accrued interest, payable by July 31, 2012. Pursuant to the Amendment No. 12, we may terminate the agreement upon 90 days’ prior written notice upon payment in full of the obligation. We agreed to pay PNC 1% of the total financing fees in the event we pay off our obligations on or prior to August 4, 2009 and 1/2% of the total financing fees if we pay off our obligations on or after August 5, 2009 but prior to August 4, 2010. No early termination fee shall apply if we pay off our obligation after August 5, 2010. As part of Amendment No. 12, we agreed to grant mortgages to PNC as to certain of our facilities not previously granted to PNC under the Agreement. Amendment No. 12 also terminated the $2,000,000 of availability pursuant to Amendment No. 11 noted above in its entirety. All other terms and conditions to the credit facility remain principally unchanged. The $7.0 million in loan proceeds will be used to reduce our revolver balance and our current liabilities. As a condition of Amendment No. 12, we agreed to pay PNC a fee of $120,000.

Promissory Note
In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation (“PDC”), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The note is due on December 31, 2008, with the final principal repayment of $235,000 to be made by December 31, 2008. Interest is accrued at the applicable law rate (“Applicable Rate”) pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended (8.0% on June 30, 2008) and payable in one lump sum at the end of the loan period. On June 30, 2008, the outstanding balance was $2,442,000 including accrued interest of approximately $2,207,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

In conjunction with our acquisition of Nuvotec (n/k/a Perma-Fix of Northwest, Inc. - “PFNW”) and PEcoS (n/k/a Perma-Fix of Northwest Richland, Inc. - “PFNWR”), which was completed on June 13, 2007, we entered into a promissory note for a principal amount of $4.0 million to KeyBank National Association, dated June 13, 2007, which represents debt assumed by us as result of the acquisition. The promissory note is payable over a two years period with monthly principal repayment of $160,000 starting July 2007 and $173,000 starting July 2008, along with accrued interest. Interest is accrued at prime rate plus 1.125%. On June 30, 2008, the outstanding principal balance was $2,079,000. This note is collateralized by the assets of PFNWR as agreed to by PNC Bank and the Company.

Installment Agreement
Additionally, M&EC entered into an installment agreement with the Internal Revenue Service (“IRS”) for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The agreement is due on December 31, 2008, with final principal repayments of approximately $53,000 to be made by December 31, 2008. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On June 30, 2008, the rate was 8.0%. On June 30, 2008, the outstanding balance was $586,000 including accrued interest of approximately $533,000.

Additionally, in conjunction with our acquisition of PFNW and PFNWR, we agreed to pay shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2.5 million, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011. Interest is accrued on outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011. Interest paid as of June 30, 2008 totaled $216,000. $833,333 of the principal balance was reclassified to current from long term on our consolidated balance sheet as of June 30, 2008.

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

In June 2008, the Circuit Court of Seminole County, Florida dismissed all of the claims made by the plaintiffs against PFO.  On July 2, 2008 each of the plaintiffs filed amended complaints against all defendants, except PFO.  Since the plaintiffs have elected not to amend the complaints against PFO, each of these cases against PFO has now been favorably concluded.

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

As of the date of this report, Louisiana DEQ (“LDEQ”) has collected approximately $8.4 million for the remediation of the site and is proceeding with the remediation of the site. The EPA’s unofficial estimate to remediate the site is between $9 and $12 million; however, based on preliminary outside consulting work hired by the PRP group, which we are a party to, the remediation costs can be below EPA’s estimation. The PRP Group has established a cooperative relationship with LDEQ and EPA, and is working closely with these agencies to assure that the funds held by LDEQ are used cost-effective. As part of the PRP Group, we have paid an initial assessment of $10,000 in the fourth quarter of 2007, which was allocated among the facilities. As of the date of this report, we cannot accurately access our liability. The Company records its environmental liabilities when they are probable of payment and can be estimated within a reasonable range. Since this contingency currently does not meet this criteria, a liability has not been established.

Perma-Fix Northwest Richland, Inc. (f/k/a Pacific EcoSolutions, Inc –“PEcoS”)
The Environmental Protection Agency (“EPA”) has alleged that prior to the date that we acquired the PEcoS facility in June 2007, the PEcoS facility was in violation of certain regulatory provisions relating to the facility’s handling of certain hazardous waste and Polychlorinated Biphenyl (“PCB”) waste. In connection with these alleged violations, during May 2008, the EPA advised the facility that in the view of EPA, a total penalty of $317,500 is appropriate to settle the alleged violations. If a settlement is not reached between the EPA and us within the allocated time, EPA could file a formal complaint. We are currently attempting to negotiate with EPA a reduction in the proposed fine. Under the agreements relating to our acquisition of Nuvotec and PEcoS (see “- Business Acquisition – Acquisition of Nuvotec” in “Notes to Consolidated Financial Statements”), we are required, if certain revenue targets are met, to pay to the former shareholders of Nuvotec an earn-out amount not to exceed $4.4 million over a four year period ending June 30, 2011, with the first $1 million of the earn-out amount to be placed into an escrow account to satisfy certain indemnification obligations to us of Nuvotec, PEcoS, and the former shareholders of Nuvotec (including Mr. Robert Ferguson, a current member of our Board of Directors). We may claim reimbursement of the penalty, plus out of pocket expenses, paid or to be paid by us in connection with this matter from the escrow account. (See “- Related Party Transaction” in “Note to Consolidated Financial Statements”). As of the date of this report, we have not made or accrued any earn-out payments to the former Nuvotec shareholders and have not paid any amount into the escrow account because such revenue targets have not been met. The $317,500 in potential penalty has been recorded as a liability in the purchase acquisition of Nuvotec and its wholly owned subsidiary, PEcoS.

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

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations. The policy provides a maximum $35 million of financial assurance coverage of which the coverage amount totals $30,879,000 at June 30, 2008, and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy required an upfront payment of $4.0 million, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account. In February 2008, we paid our fifth of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of June 30, 2008, we have recorded $6,852,000 in our sinking fund on the balance sheet, which includes interest earned of $664,000 on the sinking fund as of June 30, 2008. Interest income for the three and six months ended June 30, 2008, was $35,000 and 89,000, respectively. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, the Insurer will pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility, which we acquired in June 2007. The policy provides an initial $7.8 million of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8.2 million. The policy will renew automatically on an annual basis at the end of the four year term and will not be subject to any renewal fees. The policy requires total payment of $4.4 million, consisting of an annual payment of $1.4 million, and two annual payments of $1.5 million, starting July 31, 2007. In July 2007, we paid the first of our three annual payments of $1.4 million, of which $1.1 million represented premium on the policy and the remaining $258,000 was deposited into a sinking fund account. Each of the two remaining $1.5 million payments will consist of $176,000 in premium with the remaining $1.3 million to be deposited into a sinking fund. As part of the acquisition of PFNWR facility in June 2007, we have a large disposal accrual related to the legacy waste at the facility of approximately $4,690,000 as of June 30, 2008. We anticipate disposal of this legacy waste by December 31, 2008. In connection with this waste, we are required to provide financial assurance coverage of approximately $2.8 million, consisting of five equal payment of approximately $550,604, which will be deposited into a sinking fund. We have made three of the five payments as of June 30, 2008, with the remaining two payable by August 31, 2008. Once this legacy waste has been disposed of and release of the financial assurance is received from the state, we will have the opportunity to reduce this financial assurance by releasing the funds back to us. As of June 30, 2008, we have recorded $1,939,000 in our sinking fund on the balance sheet, which includes interest earned of $29,000 on the sinking fund as of June 30, 2008. Interest income for the three and six months ended June 30, 2008, was $20,000 and 29,000, respectively.

7.	Business Acquisition

Acquisition of Nuvotec
On June 13, 2007, the Company completed its acquisition of Nuvotec and its wholly owned subsidiary, Pacific EcoSolutions, Inc (“PEcoS”), pursuant to the terms of the Merger Agreement, between Perma-Fix, Perma-Fix’s wholly owned subsidiary, Transitory, Nuvotec, and PEcoS, dated April 27, 2007, which was subsequently amended on June 13, 2007. The Company acquired 100% of the outstanding shares of Nuvotec. The acquisition was structured as a reverse subsidiary merger, with Transitory being merged into Nuvotec, and Nuvotec being the surviving corporation. As a result of the merger, Nuvotec became a wholly owned subsidiary of ours. Nuvotec’s name was changed to Perma-Fix Northwest, Inc. (“PFNW”). PEcoS, whose name was changed to Perma-Fix Northwest Richland, Inc. (“PFNWR”) on August 2, 2007, is a wholly-owned subsidiary of PFNW. PEcoS is a permitted hazardous, low level radioactive and mixed waste treatment, storage and disposal facility located in the Hanford U.S. Department of Energy site in the eastern part of the state of Washington.

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

In addition to the above, the agreement contains a contingency of an earn-out amount not to exceed $4.4 million over a four year period (“Earn-Out Amount”). The earn-out amounts will be earned if certain annual revenue targets are met by the Company’s consolidated Nuclear Segment. The first $1.0 million of the earn-out amount, when earned, will be placed in an escrow account to satisfy certain indemnification obligations under the Merger Agreement of Nuvotec, PEcoS, and the shareholders of Nuvotec to Perma-Fix that are identified by Perma-Fix within the escrow period as provided in the Merger Agreement. The earn-out amount, if and when paid, will increase goodwill. As of June 30, 2008, the Company has not made or accrued any earn-out payments to Nuvotec shareholders because such revenue targets have not been met.

The acquisition was accounted for using the purchase method of accounting, pursuant to SFAS 141, “Business Combinations”. The consideration for the acquisition was attributed to net assets on the basis of the fair value of assets acquired and liabilities assumed as of June 13, 2007. The results of operations after June 13, 2007 have been included in the consolidated financial statements. The excess of the cost of the acquisition over the estimated fair value of the net tangible assets and intangible assets on the acquisition date, which amounted to $9.5 million, was allocated to goodwill which is not amortized but subject to an annual impairment test. The Company has finalized the allocation of the purchase price to the net assets acquired in this acquisition. The following table summarizes the final purchase price to the net assets acquired in this acquisition.

(Amounts in thousands)
Cash	$2,300
Assumed debt	9,412
Installment payments	2,500
Common Stock of the Company	2,165
Transaction costs	922
Total consideration	$17,299

The following table presents the allocation of the final acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed based on their estimated fair values:

(Amounts in thousands)

Current assets (including cash acquired of $249)	$2,897
Property, plant and equipment	14,978
Permits	4,500
Goodwill	9,493
Total assets acquired	31,868
Current liabilities	(10,801)
Non-current liabilties	(3,768)
Total liabilities assumed	(14,569)

Net assets acquired	$17,299

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

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
(Amounts in Thousands, Except per Share Data)	(Unaudited)	(Unaudited)
Net revenues	$16,144	30,896
Net income	$116	757
Net income per share from continuing operations- basic	$—	.01
Net income per share from continuing operations- diluted	$—	.01
Weighted average common shares outstanding - basic	52,131	52,097
Weighted average common shares outstanding - diluted	53,601	53,333

8. Discontinued Operations and Divestitures

Our discontinued operations encompass all of our facilities within our Industrial Segment. As previously discussed in “Note 1 - Basis of Presentation”, on May 25, 2007, our Industrial Segment met the held for sale criteria under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and therefore, certain assets and liabilities of the Industrial Segment are classified as discontinued operations in the Consolidated Balance Sheet, and we have ceased depreciation of the Industrial Segment’s long-lived assets classified as held for sale. In accordance with SFAS No. 144, the long-lived assets have been written down to fair value less anticipated selling costs. We have recorded $6,367,000 in impairment charges, all of which were included in “loss from discontinued operations, net of taxes” on our Consolidated Statement of Operations for the year ended December 31, 2007. The results of operations and cash flows of the Industrial Segment have been reported in the Consolidated Financial Statements as discontinued operations for all periods presented.

On January 8, 2008, we sold substantially all of the assets of PFMD within our Industrial Segment, pursuant to the terms of an Asset Purchase Agreement, dated January 8, 2008. In consideration for such assets, the buyer paid us $3,811,000 (purchase price of $3,825,000 less closing costs) in cash at the closing and assumed certain liabilities of PFMD. The cash consideration is subject to certain working capital adjustments during 2008. Pursuant to the terms of our credit facility, $1,400,000 of the proceeds received was used to pay down our term loan, with the remaining funds used to pay down our revolver. As of the June 30, 2008, we have sold approximately $3,100,000 of PFMD’s assets, which excludes approximately $10,000 of restricted cash. The buyer assumed liabilities in the amount of approximately $1,108,000. As of June 30, 2008, expenses relating to the sale of PFMD totaled approximately $128,000, of which $50,000 was paid in the second quarter of 2008. We anticipate paying the remaining expenses by the end of the third quarter. As of the date of this report, no working capital adjustment has been made on the sale of PFMD. We anticipate that if there will be a working capital adjustment made on the sale of PFMD, it will be completed by the third quarter of 2008. As of June 30, 2008, the gain on the sale of PFMD totaled approximately $1,647,000 net of taxes of $43,000. The purchase price is subject to further working capital adjustments. The gain is recorded separately on the Consolidated Statement of Operations as “Gain on disposal of discontinued operations, net of taxes”.

On March 14, 2008, we completed the sale of substantially all of the assets of PFD within our Industrial Segment, pursuant to the terms of an Asset Purchase Agreement, dated March 14, 2008, for approximately $2,143,000 in cash, subject to certain working capital adjustments after the closing, plus the assumption by the buyer of certain of PFD’s liabilities and obligations. We received cash of approximately $2,139,000 at closing, which was net of certain closing costs. The proceeds received were used to pay down our term loan. As of June 30, 2008, we have sold approximately $3,103,000 of PFD’s assets. The buyer assumed liabilities in the amount of approximately $1,635,000. As of June 30, 2008, expenses relating to the sale of PFD totaled approximately $197,000, of which $28,000 was paid in the second quarter of 2008. We anticipate paying the remaining expenses by the end of the third quarter. In June 2008, we paid the buyer approximately $209,000 due to certain working capital adjustments. As a result, for the three months ended June 30, 2008, we reduced our gain on the sale of PFD by approximately $195,000, net of taxes of $0. As of June 30, 2008, our gain on the sale of PFD totaled approximately $266,000, net of taxes of $0. We do not anticipate making any further working capital adjustments on the sale of PFD. The gain is recorded separately on the Consolidated Statement of Operations as “Gain on disposal of discontinued operations, net of taxes”.

On May 30, 2008, we completed the sale of substantially all of the assets of PFTS within our Industrial Segment, pursuant to the terms of an Asset Purchase Agreement, dated May 14, 2008 as amended by a First Amendment dated May 30, 2008. In consideration for such assets, the buyer paid us $1,468,000 (purchase price of $1,503,000 less certain closing/settlement costs) in cash at closing and assumed certain liabilities of PFTS. The cash consideration is subject to certain working capital adjustments after closing. Pursuant to the terms of our credit facility, the proceeds received were used to pay down our term loan with the remaining funds used to pay down our revolver. As of June 30, 2008, we had sold approximately $1,861,000 of PFTS’s assets. The buyer assumed liabilities in the amount of approximately $996,000. As of June 30, 2008, we recorded a gain of approximately $303,000, net of taxes of $0, which includes $135,000 in final working capital adjustment paid to the buyer on July 14, 2008, on the sale of PFTS. The gain is recorded separately on the Consolidated Statement of Operations as “Gain on disposal of discontinued operations, net of taxes”.

The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2008 and 2007. The gains on disposals of discontinued operations, net of taxes, as mentioned above, are reported separately on our Consolidated Statements of Operations as “Gain on disposal of discontinued operations, net of taxes”. The operating results of discontinued operations are included in our Consolidated Statements of Operations as part of our “Loss from discontinued operations, net of taxes”.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2008	2007	2008	2007

Net revenues	$3,512	$8,152	$8,485	$15,387
Interest expense	$(37)	$(54)	$(77)	$(107)
Operating (loss) income from discontinued operations (1)	$(49)	$470	$(760)	$(1,197)
Gain on disposal of discontinued operations (2)	108	$—	$2,216	$—
Income (loss) from discontinued operations	$59	$470	$1,456	$(1,197)

(1) Net of taxes of $17,000 and $17,000 for the three and six months ended June 30, 2008, respectively and $0 and $0 for the corresponding period of 2007.

(2) Net of taxes of $0 and $43,000 for three and six months ended June 30, 2008, respectively.

Assets and liabilities related to discontinued operations total $6,709,000 and $6,298,000 as of June 30, 2008, respectively and $14,341,000 and $11,949,000 as of December 31, 2007, respectively.

The following table presents the Industrial Segment’s major classes of assets and liabilities of discontinued operations that are classified as held for sale as of June 30, 2008 and December 31, 2007. The held for sale asset and liabilities balances as of December 31, 2007 may differ from the respective balances at closing:

(Amounts in Thousands)	June 30, 2008	December 31, 2007

Account receivable, net (1)	$1,674	$4,253
Inventories	111	411
Other assets	1,326	2,902
Property, plant and equipment, net (2)	3,521	6,775
Total assets held for sale	$6,632	$14,341
Account payable	$724	$2,403
Accrued expenses and other liabilities	1,126	4,713
Note payable	186	820
Environmental liabilities	589	1,132
Total liabilities held for sale	$2,625	$9,068

(1) net of allowance for doubtful account of $29,000 and $269,000 as of June 30, 2008 and December 31, 2007, respectively.

(2) net of accumulated depreciation of $3,521,000 and $12,408,000 as of June 30, 2008 and December 31, 2007, respectively.

The following table presents the Industrial Segment’s major classes of assets and liabilities of discontinued operations that are not held for sale as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
(Amounts in Thousands)	2008	2007

Other assets	$77	$—
Total assets of discontinued operations	$77	$—
Account payable	$401	$329
Accrued expenses and other liabilities	2,030	1,287
Deferred revenue	10	—
Environmental liabilities	1,232	1,265
Total liabilities of discontinued operations	$3,673	$2,881

Non Operational Facilities
The Industrial Segment includes two previously shut-down facilities which were presented as discontinued operations in prior years. These facilities include Perma-Fix of Pittsburgh (“PFP”) and Perma-Fix of Michigan (“PFMI”). Our decision to discontinue operations at PFP was due to our reevaluation of the facility and our inability to achieve profitability at the facility. During February 2006, we completed the remediation of the leased property and the equipment at PFP, and released the property back to the owner. Our decision to discontinue operations at PFMI was principally a result of two fires that significantly disrupted operations at the facility in 2003, and the facility’s continued drain on the financial resources of our Industrial Segment. As a result of the discontinued operations at the PFMI facility, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006. In September 2006, PFMI signed a Corrective Action Consent Order with the State of Michigan, requiring performance of studies and development and execution of plans related to the potential clean-up of soils in portions of the property. The level and cost of the clean-up and remediation are determined by state mandated requirements. Upon discontinuation of operations in 2004, we engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we estimated the cost of this environmental closure and remediation liability to be $2,464,000. During 2006, based on state-mandated criteria, we re-evaluated our required activities to close and remediate the facility, and during the quarter ended June 30, 2006, we began implementing the modified methodology to remediate the facility. As a result of the reevaluation and the change in methodology, we reduced the accrual by $1,182,000. We have spent approximately $710,000 for closure costs since September 30, 2004, of which $7,000 has been spent during the six months of 2008 and $81,000 was spent during 2007. In the 4th quarter of 2007, we reduced our reserve by $9,000 as a result of our reassessment of the cost of remediation. We have $556,000 accrued for the closure, as of June 30, 2008, and we anticipate spending $170,000 in the remaining six months of 2008 with the remainder over the next six years. Based on the current status of the Corrective Action, we believe that the remaining reserve is adequate to cover the liability.

As of June 30, 2008, PFMI has a pension payable of $1,172,000. The pension plan withdrawal liability is a result of the termination of the union employees of PFMI. The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period. This obligation is recorded as a long-term liability, with a current portion of $171,000 that we expect to pay over the next year.

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

Our discontinued operations encompass our facilities in our Industrial Waste Management Services Segment (“Industrial Segment”) which provides on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial waste, and wastewater through our three facilities; Perma-Fix of Ft. Lauderdale, Inc., Perma-Fix of Orlando, Inc., and Perma-Fix of South Georgia, Inc. Our discontinued operations also include Perma-Fix of Michigan, Inc., and Perma-Fix of Pittsburgh, Inc., two non-operational facilities. On January 8, 2008, March 14, 2008, and May 30, 2008, we completed the sale of substantially all of the assets of Perma-Fix of Maryland, Inc., Perma-Fix of Dayton, Inc., and Perma-Fix Treatment Services, Inc., respectively, three former Industrial Segment facilities. See “Note 8 - Discontinued Operations and Divestiture” for accounting treatment of all three divestitures.

The table below presents certain financial information of our operating segment as of and for the three and six months ended June 30, 2008 and 2007 (in thousands).

Segment Reporting for the Quarter Ended June 30, 2008

	Nuclear		Engineering	Segments Total	Corporate (2)			Consolidated Total
Revenue from external customers	$15,009	(3)	$789	$15,798	$	¾		$15,798
Intercompany revenues	673		168	841		¾		841
Gross profit	4,557		328	4,885		¾		4,885
Interest income	¾		¾	¾		49		49
Interest expense	192		¾	192		133		325
Interest expense-financing fees	¾		¾	¾		57		57
Depreciation and amortization	1,099		8	1,107		10		1,117
Segment profit (loss)	1,763		134	1,897		(1,498)		399
Segment assets(1)	92,241		2,008	94,249		19,431	(4)	113,680
Expenditures for segment assets	33		8	41		2		43
Total long-term debt	5,143		1	5,144		5,415		10,559

Segment Reporting for the Quarter Ended June 30, 2007

	Nuclear		Engineering	Segments Total	Corporate (2)			Consolidated Total
Revenue from external customers	$13,005	(3)	$532	$13,537	$	¾		$13,537
Intercompany revenues	737		308	1,045		¾		1,045
Gross profit	4,639		165	4,804		¾		4,804
Interest income	¾		¾	¾		78		78
Interest expense	131		¾	131		141		272
Interest expense-financing fees	¾		¾	¾		48		48
Depreciation and amortization	832		9	841		16		857
Segment profit (loss)	2,295		43	2,338		(1,586)		752
Segment assets(1)	95,572		2,008	97,580		33,780	(4)	131,360
Expenditures for segment assets	496		2	498		10		508
Total long-term debt	8,166		11	8,177		9,452		17,629

Segment Reporting for the Six Months Ended June 30, 2008

	Nuclear		Engineering	Segments Total	Corporate (2)			Consolidated Total
Revenue from external customers	$28,991	(3)	$1,691	$30,682	$	¾		$30,682
Intercompany revenues	1,284		266	1,550		¾		1,550
Gross profit	8,112		584	8,696		¾		8,696
Interest income	2		¾	2		115		117
Interest expense	388		¾	388		290		678
Interest expense-financing fees	1		¾	1		109		110
Depreciation and amortization	2,203		15	2,218		20		2,238
Segment profit (loss)	2,739		262	3,001		(2,930)		71
Segment assets(1)	92,241		2,008	94,249		19,431	(4)	113,680
Expenditures for segment assets	545		8	553		9		562
Total long-term debt	5,143		1	5,144		5,415		10,559

Segment Reporting for the Six Months Ended June 30, 2007

	Nuclear		Engineering	Segments Total	Corporate (2)			Consolidated Total
Revenue from external customers	$25,349	(3)	$1,109	$26,458	$	¾		$26,458
Intercompany revenues	1,292		543	1,835		¾		1,835
Gross profit	9,071		333	9,404		¾		9,404
Interest income	¾		¾	¾		166		166
Interest expense	222		1	223		250		473
Interest expense-financing fees	¾		¾	¾		96		96
Depreciation and amortization	1,575		18	1,593		35		1,628
Segment profit (loss)	4,305		92	4,397		(3,062)		1,335
Segment assets(1)	95,572		2,008	97,580		33,780	(4)	131,360
Expenditures for segment assets	1,849		13	1,862		13		1,875
Total long-term debt	8,166		11	8,177		9,452		17,629

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)	Amounts reflect the activity for corporate headquarters not included in the segment information.

(3)
The consolidated revenues within the Nuclear Segment include the LATA/Parallax revenues for the three and six months ended June 30, 2008 of $1,291,000 (or 8.2%) and $2,844,000 (or 9.3%), respectively, and $2,056,000 (or 15.2%) and $4,010,000 (or 15.2%) for the corresponding period ended June 30, 2007, respectively. In addition, the consolidated revenues within the Nuclear Segment include the Fluor Hanford revenues of $2,110,000 (or 13.4%) and $3,875,000 (or 12.6%) for the three and six months period ended June 30, 2008, respectively, and $1,913,000 (or 14.1%) and $3,423,000 (or 12.9%) for the corresponding period ended June 30, 2007, respectively.

(4)	Amount includes assets from discontinued operations of $6,709,000 and $24,525,000 as of June 30, 2008 and 2007, respectively.

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

We have not yet filed our income tax returns for the period ended December 31, 2007 tax year; however, we expect that the actual return will mirror tax positions taken within our income tax provision for 2007. As we believe that all such positions are fully supportable by existing Federal law and related interpretations, there are no uncertain tax positions to consider in accordance with FIN 48. The impact of our reassessment of our tax positions in accordance with FIN 48 for the first and second quarter of 2008 did not have any impact on our result of operations, financial condition or liquidity.

11. Capital Stock And Employee Stock Plan

During the six months ended June 30, 2008, we issued 58,334 shares of our Common Stock upon exercise of 55,334 employee stock options, at exercise prices from $1.25 to $1.85 and 5,000 director stock options, at exercise price of $1.75. Total proceeds received during the six months ended June 30, 2008 related to option exercises totaled approximately $95,000. In addition, we received the remaining $25,000 from repayment of stock subscription resulting from exercise of warrants to purchase 60,000 shares of our Common Stock on a loan by the Company at an arms length basis in 2006.

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

The summary of the Company’s total Plans as of June 30, 2008 as compared to June 30, 2007 and changes during the period then ended are presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2008	2,590,026	$1.91
Granted	¾	¾
Exercised	(58,334)	$1.64		$46,167
Forfeited	(76,834)	$1.78
Options outstanding End of Period (1)	2,454,858	1.92	4.1	$2,384,309
Options Exercisable at June 30, 2008 (1)	2,190,858	$1.93	4.2	$2,112,056
Options Vested and expected to be vested at June 30, 2008	2,437,097	$1.92	4.1	$2,366,015

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2007	2,816,750	$1.86
Granted	¾	¾
Exercised	(200,917)	1.82		$238,763
Forfeited	(7,000)	1.72
Options outstanding End of Period (1)	2,608,833	1.86	4.9	$3,145,530
Options Exercisable at June 30, 2007 (1)	1,990,166	$1.87	4.9	$2,396,276
Options Vested and expected to be vested at June 30, 2007	2,561,913	$1.86	4.9	$3,088,757

(1) Option with exercise price ranging from $1.22 to $2.98

12. Related Party Transaction

Mr. Robert Ferguson
Mr. Robert Ferguson, was nominated to serve as a Director in connection with the closing of the acquisition by the Company of Nuvotec (n/k/a Perma-Fix Northwest, Inc.) and its wholly owned subsidiary, Pacific EcoSolutions, Inc. (“PEcoS”) (n/k/a Perma-Fix Northwest Richland, Inc.) in June 2007 and subsequently elected a Director at our Annual Meeting of Shareholders held in August 2007. At the time of the acquisition, Mr. Ferguson was the Chairman, Chief Executive Officer, and individually or through entities controlled by him, the owner of approximately 21.29% of Nuvotec’s outstanding Common Stock. Under the agreements relating to our acquisition of Nuvotec and PEcoS (see “- Business Acquisition - Acquisition of Nuvotec” in “Notes to Consolidated Financial Statements”), we are required, if certain revenue targets are met, to pay to the former shareholders of Nuvotec an earn-out amount not to exceed $4.4 million over a four year period ending June 30, 2011, with the first $1 million of the earn-out amount to be placed into an escrow account to satisfy certain indemnification obligations to us of Nuvotec, PEcoS, and the former shareholders of Nuvotec, including Mr. Robert Ferguson.

The Environmental Protection Agency (“EPA”) has alleged that prior to the date that we acquired the PEcoS facility in June 2007, the PEcoS facility was in violation of certain regulatory provisions relating to the facility’s handling of certain hazardous waste and Polychlorinated Biphenyl (“PCB”) waste. In connection with these alleged violations, during May 2008, the EPA advised the facility that in the view of EPA, a total penalty of $317,500 is appropriate to settle the alleged violations. If a settlement is not reached between the EPA and us within the allocated time, EPA could file a formal complaint. We are currently attempting to negotiate with EPA a reduction in the proposed fine.

We may claim reimbursement of the penalty, plus out of pocket expenses, paid or to be paid by us in connection with this matter from the escrow account. As of the date of this report, we have not made or accrued any earn-out payments to the former Nuvotec shareholders and have not paid any amount into the escrow account because such revenue targets have not been met. The $317,500 in potential penalty has been recorded as a liability in the purchase acquisition of Nuvotec and its wholly owned subsidiary, PEcoS.

2003 Outside Directors Stock Plan
In 2003, our Board of Directors adopted the 2003 Outside Directors Stock Plan (the "2003 Plan"), and the 2003 Plan was approved by our stockholders at the annual meeting held on July 29, 2003. The 2003 Plan authorizes the grant of non-qualified stock options and issuance of our Common Stock in lieu of director fees otherwise payable in cash to each member of our Board of Directors who is not our employee. Under the 2003 Plan, an outside Director may elect to receive either 65% of the director fees for service on our Board in our Common Stock with the balance payable in cash or 100% of the director fees in our Common Stock. The number of shares of our Common Stock issuable to an outside Director in lieu of cash is determined by valuing the Common Stock at 75% of its fair market value on the business day immediately preceding the date that the director fees is due. Currently, we have seven outside directors. The Board of Directors believes that the 2003 Plan serves to:

(a)	attract and retain qualified members of the Board of Directors who are not our employees, and

(b)
enhance such outside directors’ interests in our continued success by increasing their proprietary interest in us and more closely aligning the financial interests of such outside directors with the financial interests of our stockholders.

Currently, the maximum number of shares of our Common Stock that may be issued under the 2003 Plan is 1,000,000, of which 412,465 shares have previously been issued under the 2003 Plan, and 426,000 shares are issuable under outstanding options granted under the 2003 Plan. As a result, an aggregate of 838,465 of the 1,000,000 shares authorized under the 2003 Plan have been previously issued or reserved for issuance, and only 161,535 shares remain available for issuance under the 2003 Plan. In order to continue the benefits that are derived through the 2003 Plan, on June 9, 2008, our Compensation and Stock Option Committee approved and recommended that our Board of Directors approve the First Amendment to the 2003 Plan (the "First Amendment") to increase from 1,000,000 to 2,000,000 the number of shares of our Common Stock reserved for issuance under the 2003 Plan. Our Board of Directors approved the First Amendment to the 2003 Plan on June 13, 2008. Our shareholders approved the First Amendment at our Annual Meeting of Stockholders held on August 5, 2008.

13. Subsequent Events

Amendments to Revolving Credit and Term Loan Agreement
On July 25, 2008, we entered into Amendment No. 11 with PNC which extended the additional $2,000,000 of availability via a sub-facility resulting from the acquisition of Nuvotec (n/k/a Perma-fix Northwest, Inc.) and PEcoS (n/k/a Perma-Fix Northwest Richland, Inc.) within our secured revolver loan, pursuant to Amendment No. 6, dated June 12, 2007 to the earlier of August 30, 2008 or the date that our Revolving Credit, Term Loan and Security Agreement is restructure with PNC.

On August 4, 2008, we entered into Amendment No. 12 with PNC. Pursuant to Amendment No. 12, PNC renewed and extended our credit facility by increasing our term loan back up to $7.0 million from the current principal outstanding balance of $0, with the revolving line of credit remaining at $18,000,000. Under Amendment No. 12, the due date of the $25 million credit facility is extended through July 31, 2012. The Term Loan continues to be payable in monthly installments of approximately $83,000, plus accrued interest, with the remaining unpaid principal balance and accrued interest, payable by July 31, 2012. Pursuant to the Amendment No. 12, we may terminate the agreement upon 90 days’ prior written notice upon payment in full of the obligation. We agreed to pay PNC 1% of the total financing fees in the event we pay off our obligations on or prior to August 4, 2009 and 1/2% of the total financing fees if we pay off our obligations on or after August 5, 2009 but prior to August 4, 2010. No early termination fee shall apply if we pay off our obligation after August 5, 2010. As part of Amendment No. 12, we agreed to grant mortgages to PNC as to certain of our facilities not previously granted to PNC under the Agreement. Amendment No. 12 also terminated the $2,000,000 of availability pursuant to Amendment No. 11 noted above in its entirety. All other terms and conditions to the credit facility remain principally unchanged. The $7.0 million in loan proceeds will be used to reduce our revolver balance and our current liabilities. As a condition of Amendment No. 12, we agreed to pay PNC a fee of $120,000.

2004 Stock Option Plan
On August 5, 2008, our Board of Directors authorized the grant of 1,068,000 Incentive Stock Options (“ISO”) to certain employees of the Company which allow for the purchase our Common Stock from the 2004 Stock Option Plan (“2004 Plan”). The 2004 Plan was adopted on June 14, 2004 by our Board of Directors and approved by our shareholders on July 28, 2004. The maximum number of shares of our Common Stock that may be issued under the 2004 Plan is 2,000,000, of which 158,168 shares have been issued under the 2004 Plan, and 744,999 shares are issuable under outstanding options prior to the issuance of the 1,068,000 options under the 2004 Plan. The ISO granted are for a six year term with vesting period over a three years at 1/3 increments per year with an exercise price of $2.28 per share.

Notice of Violation - Perma-Fix Treatment Services, Inc. (“PFTS”)
During July, 2008, PFTS received a notice of violation (“NOV”) from the Oklahoma Department of Environmental Quality (“ODEQ”) regarding eight loads of waste materials received by PFTS between January 2007 and July 2007 which the ODEQ alleges were not properly analyzed to assure that the treatment process rendered the waste non-hazardous before these loads were disposed of in PFTS’ non-hazardous injection well. The ODEQ alleges that these possible failures are a basis for violations of various sections of the rules and regulations regarding the handling of hazardous waste. The ODEQ did not assert any penalties against PFTS in the NOV and requested PFTS to respond within 30 days from receipt of the letter. PFTS intends to respond to the ODEQ. PFTS sold substantially all of its assets to a non-affiliated third party on May 30, 2008.

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

·	ability or inability to continue and improve operations and achieve profitability on an annualized basis;
·	ability to retain or receive certain permits, licenses, or patents;
·	ability to comply with the Company's general working capital requirements;
·	ability to continue to meet our fixed charge coverage ratio in 2008;
·	ability to be able to continue to borrow under the Company's revolving line of credit;
·	the $7.0 million in loan proceeds will be used to reduce our revolver balance and our current liabilities;
·	we plan to fund any repurchases under the common stock repurchase plan through our internal cash flow and/or borrowing under our line of credit;
·	ability to generate sufficient cash flow from operations to fund all costs of operations;
·	ability to remediate certain contaminated sites for projected amounts;
·
despite our aggressive compliance and auditing procedures for disposal of wastes, we could, in the future, be notified that we are a Partially Responsible Party (“PRP”) at a remedial action site, which could have a material adverse effect;

·	ability to fund budgeted capital expenditures of $3,100,000 during 2008 through our operations or lease financing or a combination of both;
·	growth of our Nuclear Segment;
·	we believe that our cash flows from operations and our available liquidity from our line of credit are sufficient to service the Company’s current obligations;
·	we expect backlog levels to continue to fluctuate in 2008, depending on the complexity of waste streams and the timing of receipts and processing of materials;
·	the high levels of backlog material continue to position the segment well for increases in future processing material prospective;
·	we anticipate disposal of the legacy waste at PFNWR by December 31, 2008;
·	our contract with LATA/Parallax is expected to be completed in 2008 or extended through some portion of 2009;
·
we believe that once we begin full operation under this subcontract, we will recognize annual revenues under this subcontract for on-site and off-site work of approximately $40.0 million to $50.0 million in the early years of the contract based on accelerated schedule goals. We anticipate to initially employ approximately an additional 230 employees to service this subcontract;

·	we are working with Fluor Hanford to extend the three existing contracts beyond September 30, 2008;
·
the revenue from these Fluor Hanford contracts should increase during fiscal year 2009 unless DOE budget cuts impact their funding due to the contract objectives of the engineering firm’s new contract;

·
Our inability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor) could have a material adverse effect on our operations and financial condition;

·	as with most contracts relating to the federal government, LATA/Parallax can terminate the contract with us at any time for convenience, which could have a material adverse effect on our operations;
·
although we have seen smaller fluctuation in government receipts between quarters in recent years, as government spending is contingent upon its annual budget and allocation of funding, we cannot provide assurance that we will not have larger fluctuations in the quarters in the near future;

·	we pay claim reimbursement of the penalty, plus out of pocket expenses, paid or to be paid by us in connection with the PFNWR matter from the escrow account;
·	we anticipate spending $170,000 in the remaining six months of 2008 to remediate the PFMI site, with the remainder over the next six years;
·	under our insurance contracts, we usually accept self-insured retentions, which we believe is appropriate for our specific business risks;
·	we believe we maintain insurance coverage adequate for our needs and which is similar to, or greater than the coverage maintained by other companies of our size in the industry;
·
we believe the divestiture of certain facilities within our Industrial Segment has not occurred within the anticipated time period due to the current state of our economy which has impacted potential buyers’ ability to obtain financing;

·	we do not anticipate making any further working capital adjustments on the sale of PFD;
·
as of the date of this report, no working capital adjustment has been made on the sale of PFMD. We anticipate that if there will be a working capital adjustment made on the sale of PFMD, it will be completed by the third quarter of 2008;

·	we anticipate paying the remaining expenses relating to the sale of PFMD and PFD by the end of the third quarter of 2008;
·
with the impending divestitures of our remaining facilities/operations, we anticipate the environmental liabilities of PFSG will be part of the divestitures with the exception of PFM and PFMI, which will remain the financial obligations of the Company;

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

·	the Company does not expect the adoption of SAB No. 110 to have material effect on its operations or financial position;
·	the Company does not expect the adoption of FSP FAS 142-3 to have a material impact on the Company’s financial position or results of operations; and
·	the Company does not expect EITF 07-5 to have a material impact on the Company’s future consolidated financial statements;
·	the Company does not expect SFAS 161 to have a material impact on the Company’s future consolidated financial statements; and
·	we do not expect standard in SFAS 160 to have a material impact on the Company’s future consolidated financial statements.

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

·	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
·	potential increases in equipment, maintenance, operating or labor costs;
·	management retention and development;
·	financial valuation of intangible assets is substantially more/less than expected;
·	the requirement to use internally generated funds for purposes not presently anticipated;
·	inability to divest the remaining facilities/operations within our Industrial Segment;
·	inability to continue to be profitable on an annualized basis;
·	the inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
·	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under the contracts or subcontracts; and
·	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment; and
·	DOE obtaining the necessary funding to fund all work under its contracts.

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

The second quarter of 2008 reflected a revenue increase of $2,261,000 or 16.7% from the same period of 2007.  This increase is primarily the result of including revenues from Perma-Fix Northwest Richland, Inc. (“PFNWR”) which we acquired in June 2007, for the full second quarter of 2008. Excluding the revenue of our PFNWR facility, the Nuclear Segment revenue decreased $1,174,000 or 9.9%. This decrease is primarily the result of overall reduction in the volume of waste receipts. Revenue for the second quarter of 2008 from the Engineering Segment increased $257,000 or 48.3% to $789,000 from $532,000 for the same period of 2007. This increase is attributed mainly to an increase in average billable rate and number of billed hours. Excluding the gross profit and revenue of PFNWR, gross profit for the Nuclear Segment as a percentage of revenue decreased to 29.0% from 36.2%. The decrease in gross profit was due primarily with the Nuclear Segment’s lower revenue and revenue mix. Our Engineering Segment’s gross profit increased approximately $163,000 or 98.9% due to increased revenue resulting from higher external billable hours at higher average hourly rate. SG&A for the second quarter of 2008, excluding the SG&A of PFNWR, decreased approximately $283,000 or 7.9%, as compared to the three months ended June 30, 2007. This decrease is attributable mainly to decrease in payroll and travel related costs as we continue our efforts in streamlining our costs. In addition, certain costs related to services performed by our Engineering Segment associated with the divestiture efforts of our Industrial Segment were incurred in 2007 and not in 2008. Our working capital position in the quarter continues to be negatively impacted by the acquisition of PFNWR in June 2007, with the reclass of approximately $833,000 in principal balance from long term to current on a shareholder note resulting from the acquisition and payment of approximately $551,000 in financial assurance coverage for the legacy waste at the facility. However, our working capital position was positively impacted by the sale of our PFTS facility within our Industrial Segment in the second quarter.

During the second quarter of 2008, we completed the sale of substantially all of the assets of Perma-Fix Treatment Services, Inc. (“PFTS”), a company within our discontinued Industrial Segment, for $1,503,000 in cash, less final working capital adjustments of approximately $135,000 which was paid to the buyer on July 14, 2008, and the assumption by the buyer of certain liabilities of PFTS. As previously reported, during the first quarter of 2008, we completed the sale of two other companies within our discontinued Industrial Segment, Perma-Fix of Maryland, Inc. (“PFMD”) and Perma-Fix of Dayton, Inc. (“PFD”). In January 2008, we sold substantially all of the assets of PFMD for $3,825,000 in cash, subject to certain working adjustments during 2008, and assumption by the buyer of certain liabilities of PFMD. As of the date of this report, no working capital adjustment has been made on the sale of PFMD. We anticipate that if there will be a working capital adjustment made on the sale of PFMD, it will be completed by the third quarter of 2008. In March 2008, we sold substantially all of the assets of PFD for approximately $2,143,000 in cash, subject to certain working capital adjustments after closing, and assumption by the buyer of certain of PFD’s liabilities and obligations. In June 2008, we paid the buyer approximately $209,000 due to certain working capital adjustments on the sale of PFD. We do not anticipate making any further working capital adjustments on the sale of PFD. The net proceeds we received from these divestures were used to pay off our term note and reduce our revolver. See “—Discontinued Operations and Divestures” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these transactions.

Results of Operations
The reporting of financial results and pertinent discussions are tailored to two reportable segments: Nuclear and Engineering.

	Three Months Ending				Six Months Ending
	June 30,				June 30,
Consolidated (amounts in thousands)	2008	%	2007	%	2008	%	2007	%
Net revenues	$15,798	100.0	$13,537	100.0	$30,682	100.0	$26,458	100.0
Cost of goods sold	10,913	69.1	8,733	64.5	21,986	71.7	17,054	64.5
Gross profit	4,885	30.9	4,804	35.5	8,696	28.3	9,404	35.5
Selling, general and administrative	3,996	25.3	3,759	27.8	7,803	25.4	7,474	28.2
Loss on disposal of property and equipment	142.9		2	―	142.5		2	―
Income from operations	$747	4.7	$1,043	7.7	$751	2.4	$1,928	7.3
Interest income	49.3		78.6		117.4		166.6
Interest expense	(325)	(2.1)	(272)	(2.0)	(678)	(2.2)	(473)	(1.8)
Interest expense-financing fees	(57)	(.4)	(48)	(.3)	(110)	(.4)	(96)	(.4)
other	(12)	―	9	―	(6)	―	(7)	―
Income from continuing operations before taxes	402	2.5	810	6.0	74.2		1,518	5.7
Income tax expense	3	―	58.4		3	―	183.7
Income from continuing operations	399	2.5	752	5.6	71.2		1,335	5.0
Preferred Stock dividends	―	―	―	―	―	―	―	―

Summary – Three and Six Months Ended June 30, 2008 and 2007

Net Revenue
Consolidated revenues increased $2,261,000 for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, as follows:

(In thousands)	2008		% Revenue	2007		% Revenue	Change	% Change
Nuclear
Government waste	$5,574		35.3	$3,656		27.0	$1,918	52.5
Hazardous/Non-hazardous	922		5.8	1,682		12.4	(760)	(45.2)
Other nuclear waste	2,117		13.4	2,696		19.9	(579)	(21.5)
LATA/Parallax	1,291		8.2	2,056		15.2	(765)	(37.2)
Fluor Hanford	729	(1)	4.6	1,717	(2)	12.7	(988)	(57.5)
Acquisition - 6/07 (PFNWR)	4,376	(1)	27.7	1,198	(2)	8.9	3,178	265.3
Total	15,009		95.0	13,005		96.1	2,004	15.4

Engineering	789		5.0	532		3.9	257	48.3

Total	$15,798		100.0	$13,537		100.0	$2,261	16.7

(1) Revenue of $4,376,000 from PFNWR for the three months ended June 30, 2008 includes approximately $3,697,000 relating to wastes generated by the federal government, either directly or indirectly as a subcontractor to the federal government. Of the $3,697,000 in revenue, approximately $1,381,000 was from Fluor Hanford, a contractor to the federal government. Revenue for the three months ended June 30, 2008 from Fluor Hanford totaled approximately $2,110,000 or 13.4% of total consolidated revenue.

(2) Revenue of $1,198,000 from PFNWR for the three months ended June 30, 2007 includes approximately $775,000 relating to wastes generated by the federal government, either directly or indirectly as a subcontractor to the federal government. Of the $775,000 in revenue, approximately $196,000 was from Fluor Hanford, a contractor to the federal government. Revenue for the three months ended June 30, 2007 from Fluor Hanford totaled approximately $1,913,000 or 14.1% of total consolidated revenue.

The Nuclear Segment experienced $2,004,000 or 15.4% increase in revenue for the three months ended June 30, 2008 over the same period in 2007. Excluding the revenue of PFNWR facility, revenue from our Nuclear Segment decreased $1,174,000 or 9.9% over the same period of 2007. Revenue from government generators (which includes LATA/Parallax and Fluor Hanford), increased $165,000 or 2.2% (excluding PFNWR government revenue of $3,697,000 and $775,000 for the three months ended June 30, 2008 and June 30, 2007, respectively). We saw a decrease in revenue of $765,000 or 37.2% from LATA/Parallax due to significant progress made by LATA/Parallax in completing legacy waste removal actions as part of their clean-up project at Portsmouth for the Department of Energy (“DOE”). We also saw a decrease of approximately $988,000 or 57.5% in revenue from Fluor Hanford due to lower receipt. Revenue from remaining government wastes saw an increase of approximately $1,918,000 or 52.5% due to higher priced waste with lower volume receipts. Hazardous and Non-hazardous waste was down $760,000 or 45.2% due to lower volume of waste received at lower average prices per drum. In addition, we had two large event projects in 2007 and none occurred in 2008. Other nuclear waste revenue decreased $579,000 or 21.5% due also to lower volume of waste received but this decrease was minimized by higher price waste. The backlog of stored waste within the Nuclear Segment at June 30, 2008 was $6,287,000, excluding backlog of $6,788,000 of PFNWR, as compared to $9,964,000, excluding backlog of PFNWR facility of $4,683,000 as of December 31, 2007. This decrease in backlog of $3,677,000, excluding the backlog of PFNWR facility, reflects decrease in receipts that occurred in the second quarter. We expect waste backlog will continue to fluctuate in 2008 depending on the complexity of waste streams and the timing of receipts and processing of materials. The high levels of backlog material continue to position the segment well for increases in future processing material prospective. Revenue from the Engineering Segment increased approximately $257,000 or 48.3% as billability rate increased to 76.5% from 72.2%. External billed hours were up as was the average billing rate.

Consolidated revenues increased $4,224,000 for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, as follows:

(In thousands)	2008		% Revenue	2007		% Revenue	Change	% Change
Nuclear
Government waste	$8,301		27.0	$7,077		26.7	$1,224	17.3
Hazardous/Non-hazardous	1,777		5.8	3,168		12.0	(1,391)	(43.9)
Other nuclear waste	6,431		21.0	6,669		25.2	(238)	(3.6)
LATA/Parallax	2,844		9.3	4,010		15.2	(1,166)	(29.1)
Fluor Hanford	1,496	(1)	4.9	3,227	(2)	12.2	(1,731)	(53.6)
Acquisition - 6/07 (PFNWR)	8,142	(1)	26.5	1,198	(2)	4.5	6,944	579.6
Total	28,991		94.5	25,349		95.8	3,642	14.4

Engineering	1,691		5.5	1,109		4.2	582	52.5

Total	$30,682		100.0	$26,458		100.0	$4,224	16.0

(1) Revenue of $8,142,000 from PFNWR for the six months ended June 30, 2008 includes approximately $6,751,000 relating to wastes generated by the federal government, either directly or indirectly as a subcontractor to the federal government. Of the $6,751,000 in revenue, approximately $2,379,000 was from Fluor Hanford, a contractor to the federal government. Revenue for the six months ended June 30, 2008 from Fluor Hanford totaled approximately $3,875,000 or 12.6% of total consolidated revenue.

(2) Revenue of $1,198,000 from PFNWR for the six months ended June 30, 2007 includes approximately $775,000 relating to wastes generated by the federal government, either directly or indirectly as a subcontractor to the federal government. Of the $775,000 in revenue, approximately $196,000 was from Fluor Hanford, a contractor to the federal government. Revenue for the six months ended June 30, 2008 from Fluor Hanford totaled approximately $3,423,000 or 12.9% of total consolidated revenue.

The Nuclear Segment experienced approximately $3,642,000 or 14.4% increase in revenue for the six months ended June 30, 2008 over the same period of 2007. Excluding the revenue of PFNWR facility, revenue from our Nuclear Segment decreased $3,302,000 or 13.7% over the same period of 2007. Revenue from government generators (which includes LATA/Parallax and Fluor Hanford), decreased $1,673,000 or 11.7% (excluding PFNWR government revenue of $6,751,000 and $775,000 for the six months ended June 30, 2008 and June 30, 2007, respectively). We saw a decrease in revenue of $1,166,000 or 29.1% from LATA/Parallax due to significant progress made by LATA/Parallax in completing legacy waste removal actions as part of their clean-up project at Portsmouth for the Department of Energy. We also saw a significant decrease of approximately $1,731,000 or 53.6% in revenue from Fluor Hanford due to lower overall receipts. Revenue from remaining government wastes saw an increase of approximately $1,224,000 or 17.3% due to higher priced waste with reduced volume. Hazardous and Non-hazardous waste was down $1,391,000 or 43.9% due to lower volume of waste received at lower average prices per drum. We also had three large event projects in 2007, while none occurred in 2008. Other nuclear waste revenue saw a decreased of $238,000 or 3.6% as packaging and field service related revenue from LATA/Parallax Portsmouth contract from 2007 did not occur in 2008. Revenue from the Engineering Segment increased approximately $582,000 or 52.5% as billability rate increased to 79.3% from 72.5%. External billed hours were up as was the average billing rate.

During the second quarter of 2008, our M&EC subsidiary was awarded a subcontract by a large environmental engineering firm (“the engineering firm”) to perform a portion of facility operations and waste management activities for the DOE Hanford, Washington site. The prime contract awarded by the DOE to the engineering firm and our subcontract both provide for a transition period from August 11, 2008 through September 30, 2008, a base period from October 1, 2008 through September 30, 2013 and an option period from October 1, 2013 through September 30, 2018. The subcontract is a cost plus award fee contract. We believe that once we begin full operation under this subcontract, we will recognize annual revenues under this subcontract for on-site and off-site work of approximately $40.0 million to $50.0 million in the early years of the contract based on accelerated schedule goals. We anticipate to initially employ approximately an additional 230 employees to service this subcontract. This subcontract, as are most, if not all, contracts involving work relating to federal sites provide that the government may terminate the contract with us at any time for convenience.

Cost of Goods Sold
Cost of goods sold increased $2,180,000 for the quarter ended June 30, 2008, compared to the quarter ended June 30, 2007, as follows:

		%		%
(In thousands)	2008	Revenue	2007	Revenue	Change
Nuclear	$7,545	71.0	$7,534	63.8	11
Engineering	461	58.4	367	69.0	94
Acquisition - 6/07 (PFNWR)	2,907	66.4	832	69.4	2,075
Total	$10,913	69.1	$8,733	64.5	2,180

Excluding the cost of goods sold of PFNWR facility, the Nuclear Segment’s cost of goods sold for the three months ended June 30, 2008 remained relatively flat, as compared to the corresponding period of 2007. However, costs as a percentage of revenue were up approximately 7.2% due to revenue mix as processing and materials expense was up despite lower volume processed and disposed of. Additionally, higher lab costs and depreciation expenses related to the SouthBay area at our M&EC facility increased as this area opened in May 2007. Engineering Segment costs increased approximately $94,000 due to higher revenue. Included within cost of goods sold is depreciation and amortization expense of $1,092,000 and $828,000 for the three months ended June 30, 2008, and 2007, respectively.

Cost of goods sold increased $4,932,000 for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, as follows:

		%		%
(In thousands)	2008	Revenue	2007	Revenue	Change
Nuclear	$15,298	73.4	$15,447	64.0	(149)
Engineering	1,107	65.5	775	69.9	332
Acquisition - 6/07 (PFNWR)	5,581	68.5	832	69.4	4,749
Total	$21,986	71.7	$17,054	64.5	4,932

We saw a small decrease in cost of goods sold of approximately $149,000 or 1.0% in the Nuclear Segment, excluding the costs of goods sold of our PFNWR facility. Despite lower revenue, volume processed and disposed of at our Nuclear Segment facilities (excluding PFNWR), was relatively flat. The Engineering Segment’s cost of goods sold saw an increase of approximately $332,000 due to higher revenue. Included within cost of goods sold is depreciation and amortization expense of $2,185,000 and $1,568,000 for the six months ended June 30, 2008, and 2007, respectively.

Gross Profit
Gross profit for the quarter ended June 30, 2008, increased $81,000 over 2007, as follows:

(In thousands)	2008	% Revenue	2007	% Revenue	Change
Nuclear	$3,088	29.0	$4,273	36.2	$(1,185)
Engineering	328	41.6	165	31.0	163
Acquisition - 6/07 (PFNWR)	1,469	33.6	366	30.6	1,103
Total	$4,885	30.9	$4,804	35.5	$81

Excluding the gross profit of PFNWR, we saw a decrease of approximately $1,185,000 or 27.7% in our Nuclear Segment for the three months ended June 30, 2008 as compared to the corresponding period of 2007. This decrease in gross profit was due mainly to reduced revenue. The decrease in gross margin as a percent of sales was due to the revenue mix received and processed as we had a higher mix of lower margin waste which required higher material costs to process this quarter as compared to the corresponding period of 2007. The Engineering Segment gross profit increased approximately $163,000 or 98.9% due to increased revenue due to higher external billable hours at higher average hourly rate.

Gross profit for the six months ended June 30, 2008, decreased $708,000 over 2007, as follows:

(In thousands)	2008	% Revenue	2007	% Revenue	Change
Nuclear	$5,551	26.6	$8,705	36.0	$(3,154)
Engineering	584	34.5	333	30.0	251
Acquisition 6/07 (PFNWR)	2,561	31.5	366	30.6	2,195
Total	$8,696	28.3	$9,404	35.5	$(708)

Excluding the gross profit of PFNWR, we saw a decrease of approximately $3,154,000 or 36.2% in our Nuclear Segment for the six months ended June 30, 2008 as compared to the corresponding period of 2007. This decrease in gross profit was due mainly to reduced revenue. The decrease in gross margin as a percent of sales was due to the revenue mix received and processed. While processing and disposal volume remained relatively constant year over year, the mix of waste to lower margin waste streams with higher material expenses impacted gross margin. In addition, lower waste receipts volume reduced the revenue and gross margin recognized from this process of our revenue. The Engineering Segment gross profit increased approximately $251,000 or 75.4% due to increased revenue due to higher external billable hours at higher average hourly rate.

Selling, General and Administrative
Selling, general, and administrative (“SG&A”) expenses increased $237,000 for the three months ended June 30, 2008, as compared to the corresponding period for 2007, as follows:

		%		%
(In thousands)	2008	Revenue	2007	Revenue	Change
Administrative	$1,365	—	$1,459	—	$(94)
Nuclear	1,721	16.2	1,981	16.8	(260)
Engineering	194	24.6	123	23.1	71
Acquisition 6/07 (PFNWR)	716	16.4	196	16.4	520
Total	$3,996	25.3	$3,759	27.8	$237

Excluding the SG&A of our PFNWR facility, SG&A expenses decreased approximately $283,000 or approximately 7.9% for the three months ended June 30, 2008, as compared to the corresponding period of 2007. The decrease in administrative SG&A of approximately $94,000 for the three months ended June 30, 2008 as compared to the corresponding period of 2007 was the result of lower consulting and facility review expenses which were incurred during our divestiture of the Industrial Segment in 2007. In addition, payroll related expenses were down resulting from lower bonus/incentive due to company performance and our 401k match expenses were down due to the forfeiture of the Company’s match portion by the Industrial Segment employees who left the Company following the divestitures. Nuclear Segment SG&A was down approximately $260,000, excluding the SG&A expenses of PFNWR. This decrease is attributed mainly to lower payroll, commission, and travel related expenses as revenue was down in the quarter and we continue to streamline our costs. The Engineering Segment’s SG&A expense increased approximately $71,000 primarily due to increase in payroll expenses in 2008. Included in SG&A expenses is depreciation and amortization expense of $25,000 and $29,000 for the three months ended June 30, 2008, and 2007, respectively.

SG&A expenses increased $329,000 for the six months ended June 30, 2008, as compared to the corresponding period for 2007, as follows:

		%		%
(In thousands)	2008	Revenue	2007	Revenue	Change
Administrative	$2,654	—	$2,804	—	$(150)
Nuclear	3,450	16.5	4,232	17.5	(782)
Engineering	321	19.0	242	21.8	79
Acquisition - 6/07 (PFNWR)	1,378	16.9	196	16.4	1,182
Total	$7,803	25.4	$7,474	28.2	$329

Excluding the SG&A of our PFNWR facility, SG&A decreased approximately $853,000 or 11.7% for the six month ended June 30, 2008 as compared to the corresponding period of 2007. The decrease in administrative SG&A of approximately $150,000 for the six months ended June 30, 2008 as compared to the corresponding period of 2007 was the result of lower consulting and facility review services related to the divestiture of the Industrial Segment incurred predominately in 2007. In addition, payroll related expenses were down resulting from lower bonus/incentive due to company performance and our 401k match was down due to the forfeiture of the Company’s match portion for the Industrial Segment employees who left the Company due to the divestitures. The decrease within the Nuclear Segment (excluding PFNWR) was due primarily to lower payroll, commission, and travel related expenses as revenue is down from prior year and we continue to streamline our costs. The Engineering Segment’s increase of approximately $79,000 was due primarily to increase in payroll related expenses. Included in SG&A expenses is depreciation and amortization expense of $53,000 and $60,000 for the six months ended June 30, 2008, and 2007, respectively.

Loss (Gain) on disposal of Property and Equipment
The increase in loss on fixed assets of approximately $140,000 for both the three and six months ended June 30, 2008 as compared the corresponding period of 2007 was the result of disposal of idle equipment at our DSSI facility.

Interest Income
Interest income decreased $29,000 and $49,000 for the three and six months ended June 30, 2008, as compared to the same period ended June 30, 2007, respectively. The decrease for the three and six months is primarily due to interest earned from excess cash in a sweep account which the Company had in the three and six months ended June 30, 2007 which did not exist in the same periods of 2008. The excess cash the Company had in 2007 was the result of warrants and option exercises from the latter part of 2006.

Interest Expense
Interest expense increased $53,000 and $205,000 for the three and six months ended June 30, 2008, respectively, as compared to the corresponding period of 2007.

	Three Months			Six Months
(In thousands)	2008	2007	Change	2008	2007	Change
PNC interest	$98	$139	$(41)	$221	$247	$(26)
Other	227	133	94	457	226	231
Total	$325	$272	$53	$678	$473	$205

The increase in interest expense for both the three and six months ended June 30, 2008 as compared to the corresponding period of 2007 is due primarily to interest on external debt incurred resulting from the acquisition of PFNW and PFNWR in June 2007. In addition, we continue to maintain our revolver borrowing position at PNC throughout the first six months of 2008 as a result of the increased borrowing made necessary for the acquisition in 2007. Our revolver was not utilized throughout most of the first six months of 2007 until the acquisition of PFNW and PFNWR in June 2007. The increase in interest expense for both the three and six months was offset by a decrease in interest expense on our term note, resulting from the reduction in term loan balance from proceeds received from the sale of PFMD and PFD facilities in the first quarter of 2008 and the payoff of our term note from proceeds received from the sale of PFTS facility in the second quarter 2008.

Interest Expense - Financing Fees
Interest expense-financing fees increased approximately $9,000 and $14,000 for the three and six months period ended June 30, 2008, as compared to the corresponding period of 2007. The increase for the three and six months is due mainly to fees paid to PNC for entering into Amendment No. 10 under our credit facility, which extended the due date of the $25 million credit facility from November 27, 2008 to September 30, 2009. This amendment also waived the Company’s violation of the fixed charge coverage ratio as of December 31, 2007 and revised and modified the method of calculating the fixed charge coverage ratio covenant contained in the loan agreement in each quarter of 2008

Discontinued Operations and Divestitures
On May 18, 2007, our Board of Directors authorized the divestiture of our Industrial Segment. Our Industrial Segment provides treatment, storage, processing, and disposal of hazardous and non-hazardous waste, wastewater management services, and environmental services, which includes emergency response, vacuum services, marine environmental, and other remediation services. The decision to sell our Industrial Segment was based on our belief that our Nuclear Segment represents a sustainable long-term growth driver of our business. We have completed the sale of the following facilities/operations within our Industrial Segment as follows: as previously disclosed, on January 8, 2008, we completed the sale of substantially all of the assets of Perma-Fix Maryland, Inc. (“PFMD”) for $3,825,000 in cash, subject to a working capital adjustment during 2008, and assumption by the buyer of certain liabilities of PFMD. As of the date of this report, no working capital adjustment has been made on the sale of PFMD. We anticipate that if there will be a working capital adjustment made on the sale of PFMD, it will be completed by the third quarter of 2008; as previously disclosed, on March 14, 2008, we completed the sale of substantially all of the assets of Perma-Fix of Dayton, Inc. (“PFD”) for approximately $2,143,000 in cash, subject to certain working capital adjustments after the closing, plus assumption by the buyer of certain of PFD’s liabilities and obligations. In June 2008, we paid the buyer approximately $209,000 due to certain working capital adjustments. We do not anticipate making any further working capital adjustments on the sale of PFD; and on May 30, 2008, we completed the sale of substantially all of the assets of Perma-Fix Treatment Services, Inc. (“PFTS”) for approximately $1,503,000, subject to working capital adjustments during 2008, and assumption by the buyer of certain liabilities of PFTS. In July 2008, we paid the buyer approximately $135,000 due to final working capital adjustment. As previously disclosed, we have been negotiating the sale of Perma-Fix of South Georgia (“PFSG”) with a potential buyer and had anticipated completing the sale in the third quarter 2008; however, we were not able to come to terms on the sale of PFSG with this potential buyer and negotiation has since been broken off. We continue to market and have discussions with potential buyers who are interested in the remaining facilities/operations within our Industrial Segment but as of the date of this report, we have not entered into any agreements regarding these other remaining companies or operations within our Industrial Segment.

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

We believe the divestiture of certain facilities within our Industrial Segment has not occurred within the anticipated time period due to the current state of our economy which has impacted potential buyers’ ability to obtain financing. Originally, we had planned to sell the majority of companies that comprised the Industrial Segment together; however, that plan did not materialize as expected. We have since sold certain facilities individually and are marketing and attempting to sell the remaining facilities/operations within our Industrial Segment for eventual sale.

Pursuant to the terms of our credit facility, proceeds received from the sale of substantially all of the assets of PFMD were used to pay down our term loan, with the remaining funds used to pay down our revolver. As of the June 30, 2008, we have sold approximately $3,100,000 of PFMD’s assets, which excludes approximately $10,000 of restricted cash. The buyer assumed liabilities in the amount of approximately $1,108,000. As of June 30, 2008, expense relating to the sale of PFMD totaled approximately $128,000, of which $50,000 was paid in the second quarter of 2008. We anticipate paying the remaining expenses by the end of the third quarter of 2008. As of the date of this report, no working capital adjustment has been made on the sale of PFMD. We anticipate that if there will be a working capital adjustment made on the sale of PFMD, it will be completed by the third quarter of 2008. As of June 30, 2008, the gain on the sale of PFMD totaled approximately $1,647,000 net of taxes of $43,000. The purchase price is subject to further working capital adjustments. The gain is recorded separately on the Consolidated Statement of Operations as “Gain on disposal of discontinued operations, net of taxes”.

Pursuant to the terms of our credit facility, the proceeds received from the sale of substantially all of the assets of PFD were used to pay down our term note. As of June 30, 2008, we have sold approximately $3,103,000 of PFD’s assets. The buyer assumed liabilities in the amount of approximately $1,635,000. As of June 30, 2008, expenses relating to the sale of PFD totaled approximately $197,000, of which $28,000 was paid in the second quarter of 2008. We anticipate paying the remaining expenses by the end of the third quarter of 2008. In June 2008, we paid the buyer approximately $209,000 due to certain working capital adjustments. We do not anticipate making any further working capital adjustments on the sale of PFD. As a result, for the three months ended June 30, 2008, we reduced our gain on the sale of PFD by approximately $195,000, net of taxes of $0. As of June 30, 2008, our gain on the sale of PFD totaled approximately $266,000, net of taxes of $0. The gain is recorded separately on the Consolidated Statement of Operations as “Gain on disposal of discontinued operations, net of taxes”.

Pursuant to the terms of our credit facility, the proceeds received from the sale of substantially all of the assets of PFTS were used to pay off our term note with the remaining funds used to pay down our revolver. As of June 30, 2008, we had sold approximately $1,861,000 of PFTS’s assets. The buyer assumed liabilities in the amount of approximately $996,000. As of June 30, 2008, we recorded a gain of approximately $303,000, net of taxes of $0, which includes $135,000 in final working capital adjustment paid to the buyer on July 14, 2008, on the sale of PFTS. The purchase price is subject to further working capital adjustment. The gain is recorded separately on the Consolidated Statement of Operations as “Gain on disposal of discontinued operations, net of taxes”.

Our Industrial Segment generated revenues of $3,512,000 and $8,485,000 for the three and six months ended June 30, 2008, respectively, as compared to $8,152,000 and $15,387,000 the corresponding period of 2007 and had net operating loss of $174,000 and $885,000 for the three and six months ended June 30, 2008, respectively, as compared to net operating income of $470,000 and net operating loss of $1,197,000 for the corresponding period of 2007.

Assets and liabilities related to discontinued operations total $6,709,000 and $6,298,000 as of June 30, 2008, respectively and $14,341,000 and $11,949,000 as of December 31, 2007, respectively.

Non Operational Facilities
The Industrial Segment includes two previously shut-down facilities which were presented as discontinued operations in prior years. These facilities include Perma-Fix of Pittsburgh (PFP) and Perma-Fix of Michigan (PFMI). Our decision to discontinue operations at PFP was due to our reevaluation of the facility and our inability to achieve profitability at the facility. During February 2006, we completed the remediation of the leased property and the equipment at PFP, and released the property back to the owner. Our decision to discontinue operations at PFMI was principally a result of two fires that significantly disrupted operations at the facility in 2003, and the facility’s continued drain on the financial resources of our Industrial Segment. As a result of the discontinued operations at the PFMI facility, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006. In September 2006, PFMI signed a Corrective Action Consent Order with the State of Michigan, requiring performance of studies and development and execution of plans related to the potential clean-up of soils in portions of the property. The level and cost of the clean-up and remediation are determined by state mandated requirements. Upon discontinuation of operations in 2004, we engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we estimated the cost of this environmental closure and remediation liability to be $2,464,000. During 2006, based on state-mandated criteria, we re-evaluated our required activities to close and remediate the facility, and during the quarter ended June 30, 2006, we began implementing the modified methodology to remediate the facility. As a result of the reevaluation and the change in methodology, we reduced the accrual by $1,182,000. We have spent approximately $710,000 for closure costs since September 30, 2004, of which $7,000 has been spent during the six months of 2008 and $81,000 was spent during 2007. In the 4th quarter of 2007, we reduced our reserve by $9,000 as a result of our reassessment of the cost of remediation. We have $556,000 accrued for the closure, as of June 30, 2008, and we anticipate spending $170,000 in the remaining six months of 2008 with the remainder over the next six years. Based on the current status of the Corrective Action, we believe that the remaining reserve is adequate to cover the liability.

As of June 30, 2008, PFMI has a pension payable of $1,172,000. The pension plan withdrawal liability is a result of the termination of the union employees of PFMI. The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period. This obligation is recorded as a long-term liability, with a current portion of $171,000 that we expect to pay over the next year.

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

At June 30, 2008, we had cash of $41,000. The following table reflects the cash flow activities during the first six months of 2008.

(In thousands)	2008
Cash provided by continuing operations	$6,761
Gain on disposal of discontinued operations	(2,216)
Cash used in discontinued operations	(819)
Cash used in investing activities of continuing operations	(3,333)
Proceeds from sale of discontinued operations	7,131
Cash provided by investing activities of discontinued operations	20
Cash used in financing activities of continuing operations	(7,336)
Principal repayment of long-term debt for discontinued operations	(269)
Decrease in cash	$(61)

We are in a net borrowing position and therefore attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes remittance lock boxes and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility or the Money Market account, if applicable. The cash balance June 30, 2008, primarily represents minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities
Accounts Receivable, net of allowances for doubtful accounts, totaled $9,086,000, a decrease of $4,450,000 over the December 31, 2007, balance of $13,536,000. The Nuclear Segment experienced a decrease of approximately $4,375,000 as a result of improved collection efforts. The Engineering Segment experienced a decrease of approximately $75,000 due also mainly to improved collection efforts.

Unbilled receivables are generated by differences between invoicing timing and the percentage of completion methodology used for revenue recognition purposes. As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue. We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as, the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables. The timing differences occur for several reasons: Partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal. The difference also occurs due to our end disposal sites requirement of pre-approval prior to our shipping waste for disposal and our contract terms with the customer that we dispose of the waste prior to invoicing. These delays usually take several months to complete. As of June 30, 2008, unbilled receivables totaled $12,784,000, a decrease of $1,309,000 from the December 31, 2007, balance of $14,093,000, which reflects our continued efforts to reduce this balance. The delays in processing invoices, as mentioned above, usually take several months to complete but are normally considered collectible within twelve months. However, as we now have historical data to review the timing of these delays, we realize that certain issues, including but not limited to delays at our third party disposal site, can exacerbate collection of some of these receivables greater than twelve months. Therefore, we have segregated the unbilled receivables between current and long term. The current portion of the unbilled receivables as of June 30, 2008 is $9,358,000, a decrease of $963,000 from the balance of $10,321,000 as of December 31, 2007. The long term portion as of June 30, 2008 is $3,426,000, a decrease of $346,000 from the balance of $3,772,000 as of December 31, 2007.

As of June 30, 2008, total consolidated accounts payable was $7,432,000, an increase of $2,422,000 from the December 31, 2007, balance of $5,010,000. The increase is the result of our continued efforts to manage payment terms with our vendors to maximize our cash position throughout all segments. Accounts payable can increase in conjunction with decreases in accrued expenses depending on the timing of vendor invoices.

Accrued Expenses as of June 30, 2008, totaled $7,872,000, a decrease of $1,335,000 over the December 31, 2007, balance of $9,207,000. Accrued expenses are made up of accrued compensation, interest payable, insurance payable, certain tax accruals, and other miscellaneous accruals. The decrease is primarily due to monthly payment for the Company’s general insurance policies and the closure policy for PFNWR facility.

Disposal/transportation accrual as of June 30, 2008, totaled $7,597,000, an increase of $920,000 over the December 31, 2007 balance of $6,677,000. The increase is mainly attributed to increased disposal accrual related to legacy waste at PFNWR facility.

Our working capital position at June 30, 2008 was a negative $9,864,000, which includes working capital of our discontinued operations, as compared to a negative working capital of $17,154,000 as of December 31, 2007. The improvement in our working capital is primarily the result of the reclassification of our indebtedness to certain of our lenders from current (less current maturities) to long term in the first quarter of 2008 due to the Company meeting its fixed charge coverage ratio, pursuant to our loan agreement, as amended, in the first quarter of 2008. We have continued to meet our fixed charge coverage ratio in the second quarter of 2008. The Company failed to meet its fixed charge coverage ratio as of December 31, 2007 and as a result we were required under generally accepted accounting principles to reclassify debt under our credit facility with PNC and debt payable to KeyBank National Association, due to a cross default provision from long term to current as of December 31, 2007. Our working capital in 2008 was also impacted by the annual cash payment to the finite risk sinking fund of $1,003,000, our payments of approximately $1,652,000 in financial assurance coverage for the legacy waste at our PFNWR facility, capital spending of approximately $641,000, the reclass of approximately $833,000 in principal balance on the shareholder note resulting from the acquisition of PFNWR in June from long term to current, and the payments against the long term portion of our term note of approximately $4,500,000 in proceeds received from sale of PFMD, PFD, and PFTS.

Investing Activities
Our purchases of capital equipment for the year six months ended June 30, 2008, totaled approximately $641,000 of which $562,000 and $79,000 was for our continuing and discontinued operations, respectively. These expenditures were for expansion and improvements to the operations principally within the Nuclear Segment. These capital expenditures were funded by the cash provided by operations. We have budgeted capital expenditures of approximately $3,100,000 for fiscal year 2008 for our operating segments to expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements. We expect to fund these capital expenditures through our operations. Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether. We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects. We anticipate funding these capital expenditures by a combination of lease financing and internally generated funds.

In June 2003, we entered into a 25-year finite risk insurance policy, which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations. The policy provides a maximum $35 million of financial assurance coverage of which the coverage amount totals $30,879,000 at June 30, 2008, and has available capacity to allow for annual inflation and other performance and surety bond requirements. This finite risk insurance policy required an upfront payment of $4.0 million, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account. In February 2008, we paid our fifth of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of June 30, 2008, we have recorded $6,852,000 in our sinking fund on the balance sheet, which includes interest earned of $664,000 on the sinking fund as of June 30, 2008. Interest income for the three and six months ended June 30, 2008, was $35,000 and 89,000, respectively. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, the Insurer will pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility, which we acquired in June 2007. The policy provides an initial $7.8 million of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8.2 million. The policy will renew automatically on an annual basis at the end of the four year term and will not be subject to any renewal fees. The policy requires total payment of $4.4 million, consisting of an annual payment of $1.4 million, and two annual payments of $1.5 million, starting July 31, 2007. In July 2007, we paid the first of our three annual payments of $1.4 million, of which $1.1 million represented premium on the policy and the remaining $258,000 was deposited into a sinking fund account. Each of the two remaining $1.5 million payments will consist of $176,000 in premium with the remaining $1.3 million to be deposited into a sinking fund. As part of the acquisition of PFNWR facility in June 2007, we have a large disposal accrual related to the legacy waste at the facility of approximately $4,690,000 as of June 30, 2008. We anticipate disposal of this legacy waste by December 31, 2008. In connection with this waste, we are required to provide financial assurance coverage of approximately $2.8 million, consisting of five equal payment of approximately $550,604, which will be deposited into a sinking fund. We have made three of the five payments as of June 30, 2008, with the remaining two payable by August 31, 2008. Once this legacy waste has been disposed of and release of the financial assurance is received from the state, we will have the opportunity to reduce this financial assurance coverage by releasing the funds back to us. As of June 30, 2008, we have recorded $1,939,000 in our sinking fund on the balance sheet, which includes interest earned of $29,000 on the sinking fund as of June 30, 2008. Interest income for the three and six months ended June 30, 2008, was $20,000 and 29,000, respectively.

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

Financing Activities
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank, as amended. The Agreement provides for a term loan ("Term Loan") in the amount of $7,000,000, which requires monthly installments of $83,000 with the remaining unpaid principal balance due on September 30, 2009. The Agreement also provides for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary. As of June 30, 2008, the excess availability under our Revolving Credit was $4,481,000 based on our eligible receivables.

Pursuant to the Agreement, as amended, the Term Loan bears interest at a floating rate equal to the prime rate plus 1%, and the Revolving Credit at a floating rate equal to the prime rate plus ½%. The Agreement was subject to a prepayment fee of 1% until March 25, 2006, and ½% until March 25, 2007 had we elected to terminate the Agreement with PNC.

On March 26, 2008, we entered into Amendment No. 10 with PNC, which extended the due date of the $25 million credit facility from November 27, 2008 to September 30, 2009. This amendment also waived the Company’s violation of the fixed charge coverage ratio as of December 31, 2007 and revised and modified the method of calculating the fixed charge coverage ratio covenant contained in the loan agreement in each quarter of 2008. Pursuant to the amendment, we may terminate the agreement upon 60 days’ prior written notice upon payment in full of the obligation. As a condition to this amendment, we paid PNC a fee of $25,000.

On July 25, 2008, we entered into Amendment No. 11 with PNC which extended the additional $2,000,000 of availability via a sub-facility resulting from the acquisition of Nuvotec (n/k/a Perma-fix Northwest, Inc.) and PEcoS (n/k/a Perma-Fix Northwest Richland, Inc.) within our secured revolver loan, pursuant to Amendment No. 6, dated June 12, 2007 to the earlier of August 30, 2008 or the date that our Revolving Credit, Term Loan and Security Agreement is restructure with PNC.

On August 4, 2008, we entered into Amendment No. 12 with PNC. Pursuant to Amendment No. 12, PNC renewed and extended our credit facility by increasing our term loan back up to $7.0 million from the current principal outstanding balance of $0, with the revolving line of credit remaining at $18,000,000. Under Amendment No. 12, the due date of the $25 million credit facility is extended through July 31, 2012. The Term Loan continues to be payable in monthly installments of approximately $83,000, plus accrued interest, with the remaining unpaid principal balance and accrued interest, payable by July 31, 2012. Pursuant to the Amendment No. 12, we may terminate the agreement upon 90 days’ prior written notice upon payment in full of the obligation. We agreed to pay PNC 1% of the total financing fees in the event we pay off our obligations on or prior to August 4, 2009 and 1/2% of the total financing fees if we pay off our obligations on or after August 5, 2009 but prior to August 4, 2010. No early termination fee shall apply if we pay off our obligation after August 5, 2010. As part of Amendment No. 12, we agreed to grant mortgages to PNC as to certain of our facilities not previously granted to PNC under the Agreement. Amendment No. 12 also terminated the $2,000,000 of availability pursuant to Amendment No. 11 noted above in its entirety. All other terms and conditions to the credit facility remain principally unchanged. The $7.0 million in loan proceeds will be used to reduce our revolver balance and our current liabilities. As of August 6, 2008, our excess availability under our Revolving Credit was $6,604,000 based on our eligible receivables. As a condition of Amendment No. 12, we agreed to pay PNC a fee of $120,000.

In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation (“PDC”), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The note is due on December 31, 2008, with the final principal repayment of $235,000 to be made by December 31, 2008. Interest is accrued at the applicable law rate (“Applicable Rate”) pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended (8.0% on June 30, 2008) and payable in one lump sum at the end of the loan period. On June 30, 2008, the outstanding balance was $2,442,000 including accrued interest of approximately $2,207,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

Additionally, M&EC entered into an installment agreement with the Internal Revenue Service (“IRS”) for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The agreement is due on December 31, 2008, with final principal repayments of approximately $53,000 to be made by December 31, 2008. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On June 30, 2008, the rate was 8.0%. On June 30, 2008, the outstanding balance was $586,000 including accrued interest of approximately $533,000.

In conjunction with our acquisition of Nuvotec (n/k/a Perma-Fix of Northwest, Inc. - “PFNW”) and PEcoS (n/k/a Perma-Fix of Northwest Richland, Inc. - “PFNWR”), which was completed on June 13, 2007, we entered into a promissory note for a principal amount of $4.0 million to KeyBank National Association, dated June 13, 2007, which represents debt assumed by us as result of the acquisition. The promissory note is payable over a two years period with monthly principal repayment of $160,000 starting July 2007 and $173,000 starting July 2008, along with accrued interest. Interest is accrued at prime rate plus 1.125%. On June 30, 2008, the outstanding principal balance was $2,079,000. This note is collateralized by the assets of PFNWR as agreed to by PNC Bank and the Company.

Additionally, in conjunction with our acquisition of PFNW and PFNWR, we agreed to pay shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2.5 million, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011. Interest is accrued on outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011. Interest paid as of June 30, 2008 totaled $216,000. $833,333 of the principal balance was reclassified to current from long term on our consolidated balance sheet as of June 30, 2008.

In summary, the reclassification of debts (less current maturities) due to certain of our lenders resulting from our compliance of our fixed charge coverage ratio in the first quarter of 2008 back to long term from current has improved our working capital position as of June 30, 2008. In addition, cash received from the sale of substantially all of the assets of PFMD and PFD (net of collateralized portion held by our credit facility) in the first quarter of 2008 and the sale of substantially all of the assets of PFTS in the second quarter of 2008, was used to pay off our term note and reduce our revolver balance. Cash to be received subject from the sale of any remaining facilities/operations within our Industrial Segment (net of the collateralized portion held by our credit facility) will be used to reduce our term note with the remaining cash used to reduce our revolver. The acquisition of PFNW and PFNWR in June 2007 continues to negatively impact our working capital as we continue to draw funds from our revolver to make payments on debt that we assumed as well as financial assurance payments requirement resulting from legacy wastes assumed from the acquisition. We continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions in the Nuclear Segment. We have restructured our credit facility with our lender to better support the future needs of the Company. We believe that our cash flows from operations and our available liquidity from our line of credit are sufficient to service the Company’s current obligations.

Contractual Obligations
The following table summarizes our contractual obligations at June 30, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

		Payments due by period
Contractual Obligations	Total	2008	2009- 2011	2012 - 2013	After 2013
Long-term debt	$10,559	$1,368	$9,181	$10	$	¾
Interest on long-term debt (1)	3,153	2,740	413	¾		—
Interest on variable rate debt (2)	1,881	301	1,380	200		¾
Operating leases	1,905	330	1,389	186		¾
Finite risk policy (3)	8,158	2,622	4,532	1,004		¾
Pension withdrawal liability (4)	1,172	43	574	483		72
Environmental contingencies (5)	1,588	294	862	261		171
Purchase obligations (6)	—	—	—	—		—
Total contractual obligations	$28,416	$7,698	$18,331	$2,144		$243

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

(2)
We have variable interest rates on our Term Loan and Revolving Credit of 1% and 1/2% over the prime rate of interest, respectively, and as such we have made certain assumptions in estimating future interest payments on this variable interest rate debt. We assume an increase in prime rate of 1/2% in each of the years 2008 through July 2012. Pursuant to the terms of our credit facility, proceeds from the sale of PFTS facility in May 2008 was used to pay off our Term Loan, with the remaining proceeds used to pay down our Revolver. As result of the acquisition of our new Perma-Fix Northwest facility on June 13, 2007, we have entered into a promissory note for a principal amount $4.0 million to KeyBank National Association which has variable interest rate of 1.125% over the prime rate, and as such, we also have assumed an increase in prime rate of 1/2% through July 2009, when the note is due.

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

(5)
The environmental contingencies and related assumptions are discussed further in the Environmental Contingencies section of this Management’s Discussion and Analysis, and are based on estimated cash flow spending for these liabilities. The environmental contingencies noted are for Perma-Fix of Michigan, Inc., Perma-Fix of Memphis, Inc., and Perma-Fix of Dayton, Inc., which are the financial obligations of the Company. The environmental liability, as it relates the remediation of the EPS site assumed by the Company as a result of the original acquisition of the PFD facility, was retained by the Company upon the sale of PFD in March 2008.

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

In accordance with Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. In 2007, as result of the approved divestiture of our Industrial Segment by our Board of Directors in May 2007 and the subsequent letters of intent entered and prospective interests received, we performed updated financial valuations on the tangibles on the Industrial Segment to test for impairment as required by Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Our analysis included the comparison of the offered sale price less cost to sell to the carrying value of the investment under each LOI separately in the Industrial Segment. Based on our analysis, we concluded that the carrying value of the tangible assets for Perma-Fix Dayton, Inc., Perma-Fix of Treatment Services, Inc., Perma-Fix of Orlando, Inc., and Perma-Fix of South Georgia, Inc. facilities exceeded its fair value, less cost to sell. Consequently, we recorded $2,727,000, $1,804,000, $507,000 and $1,329,000, respectively, in tangible asset impairment loss for each of the facilities, which are included in “loss from discontinued operations, net of taxes” on our Consolidated Statements of Operations for the year ended December 31, 2007. We continue to review for possible impairments of the assets of our Industrial Segment as events or circumstances warrant; however, as of June 30, 2008, we determined no further impairment of assets is required.

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

Accrued Environmental Liabilities. We have four remediation projects currently in progress within our discontinued operations. The current and long-term accrual amounts for the projects are our best estimates based on proposed or approved processes for clean-up. The circumstances that could affect the outcome range from new technologies that are being developed every day to reduce our overall costs, to increased contamination levels that could arise as we complete remediation which could increase our costs, neither of which we anticipate at this time. In addition, significant changes in regulations could adversely or favorably affect our costs to remediate existing sites or potential future sites, which cannot be reasonably quantified. Our environmental liabilities also included $391,000 in accrued long-term environmental liability as of December 31, 2007 for our Maryland facility acquired in March 2004. As previously disclosed, in January 2008, we sold substantially all of the assets of the Maryland facility. In connection with this sale, the buyer has assumed this liability, in addition to obligations and liabilities for environmental conditions at the Maryland facility except for fines, assessments, or judgments to governmental authorities prior to the closing of the transaction or third party tort claims existing prior to the closing of the sale. In connection with the sale of our PFD facility in March 2008, the Company has retained the environmental liability for the remediation of an independent site known as EPS. This liability was assumed by the Company as a result of the original acquisition of the PFD facility. In connection with the sale of our PFTS facility in May 2008, the remaining environmental reserve of approximately $35,000 was recorded as a “gain on disposal of discontinued operation, net of taxes” for the three and six months ended June 30, 2007 on our “Consolidated Statement of Operations” as the buyer has assumed any future on-going environmental monitoring. With the impending divestiture of our remaining Industrial Segment facilities/operations, we anticipate the environmental liability of PFSG will be part of the divestiture. The environmental liabilities of PFM and PFMI, along with the environmental liabilities of PFD as mentioned above, will remain the financial obligations of the Company.

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

Certain Legal Matters:
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

In June 2008, the Circuit Court of Seminole County, Florida dismissed all of the claims made by the plaintiffs against PFO.  On July 2, 2008 each of the plaintiffs filed amended complaints against all defendants, except PFO.  Since the plaintiffs have elected not to amend the complaints against PFO, each of these cases against PFO has now been favorably concluded.

Perma-Fix Northwest Richland, Inc. (f/k/a Pacific EcoSolutions, Inc - “PEcoS”)
The Environmental Protection Agency (“EPA”) has alleged that prior to the date that we acquired the PEcoS facility in June 2007, the PEcoS facility was in violation of certain regulatory provisions relating to the facility’s handling of certain hazardous waste and Polychlorinated Biphenyl (“PCB”) waste. In connection with these alleged violations, during May 2008, the EPA advised the facility that in the view of EPA, a total penalty of $317,500 is appropriate to settle the alleged violations. If a settlement is not reached between the EPA and us within the allocated time, EPA could file a formal complaint. We are currently attempting to negotiate with EPA a reduction in the proposed fine. Under the agreements relating to our acquisition of Nuvotec and PEcoS, we are required, if certain revenue targets are met, to pay to the former shareholders of Nuvotec an earn-out amount not to exceed $4.4 million over a four year period ending June 30, 2011, with the first $1 million of the earn-out amount to be placed into an escrow account to satisfy certain indemnification obligations to us of Nuvotec, PEcoS, and the former shareholders of Nuvotec. We may claim reimbursement of the penalty, plus out of pocket expenses, paid or to be paid by us in connection with this matter from the escrow account. As of the date of this report, we have not made or accrued any earn-out payments to the former Nuvotec shareholders and have not paid any amount into the escrow account because such revenue targets have not been met. The $317,500 in potential penalty has been recorded as a liability in the purchase acquisition of Nuvotec and its wholly owned subsidiary, PEcoS.

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

We performed services relating to waste generated by the federal government, either directly or indirectly as a subcontractor (including LATA/Parallax and Fluor Hanford as discussed below) to the federal government, representing approximately $11,291,000 (includes approximately $3,697,000 from PFNWR facility) or 71.5%, and $19,392,000 (includes approximately $6,751,000 from our PFNWR facility) or 63.2% of our total revenue from continuing operations during the three and six months ended June 30, 2008, respectively, as compared to $8,240,000 (includes approximately $775,000 from our PFNWR facility) or 60.6% and $15,089,000 (includes approximately $775,000 from our PFNWR facility) or 57.0% of our total revenue from continuing operations during the corresponding period of 2007.

Included in the amounts discussed above, are revenues from LATA/Parallax Portsmouth LLC (“LATA/Parallax”). LATA/Parallax is a manager for environmental programs for the DOE. Our revenues from LATA/Parallax, as a subcontractor to perform remediation services at the Portsmouth site, contributed $1,291,000 or 8.2% and $2,844,000 or 9.3% of our revenues from continuing operations for three and six months ended June 30, 2008, respectively, as compared to $2,056,000 or 15.2% and $4,010,000 or 15.2%, for the corresponding period of 2007. Our contract with LATA/Parallax is expected to be completed in 2008 or extended through some portion of 2009. As with most contracts relating to the federal government, LATA/Parallax can terminate the contract with us at any time for convenience, which could have a material adverse effect on our operations.

Our Nuclear Segment has provided treatment of mixed low-level waste, as a subcontractor, for Fluor Hanford since 2004. However, with the acquisition of our PFNWR facility, a significant portion of our revenues is derived from Fluor Hanford, a prime contractor to the DOE since 1996. Fluor Hanford manages several major activities at the DOE’s Hanford Site, including dismantling former nuclear processing facilities, monitoring and cleaning up the site’s contaminated groundwater, and retrieving and processing transuranic waste for off-site shipment. The Hanford site is one of DOE’s largest nuclear weapon environmental remediation projects. Our PFNWR facility is located adjacent to the Hanford site and provides treatment of low level radioactive and mixed wastes. We currently have three contracts with Fluor Hanford at our PFNWR facility, with the initial contract dating back to 2003. These three contracts are currently set to expire on September 30, 2008; however, we are working with Fluor Hanford to extend these contracts beyond this date. Fluor Hanford’s successor, a large environmental engineering firm (“the engineering firm”), was recently awarded the DOE Hanford site remediation contract and will likely assume responsibility of these contracts. The revenue from these Fluor Hanford contracts should increase during fiscal year 2009 unless DOE budget cuts impact their funding due to the contract objectives of the engineering firm’s new contract. Revenues from Fluor Hanford totaled $2,110,000 or 13.4% (approximately $1,381,000 from PFNWR) and $3,875,000 or 12.6% (approximately $2,379,000 from PFNWR) of consolidated revenue from continuing operations for the year three and six months ended June 30, 2008, respectively, as compared to $1,913,000 ($196,000 from PFNWR) or 14.1% or $3,423,000 or 12.9% ($196,000 from PFNWR) for the corresponding period of 2007. As with most contracts relating to the federal government, Fluor Hanford can terminate the contracts with us at any time for convenience, which could have a material adverse effect on our operations.

In connection with the engineering firm’s obligations under its general contract with the DOE, our M&EC facility was awarded a subcontract by the engineering firm to participate in the cleanup of the central portion of the Hanford Site, which once housed certain chemical separation buildings and other facilities that separated and recovered plutonium and other materials for use in nuclear weapons. The subcontract between the engineering firm and M&EC became effective on June 19, 2008, the date that the engineering firm was awarded the general contract by the DOE. The general contract between the DOE and the engineering firm and M&EC’s subcontract provide a transition period from August 11, 2008 through September 30, 2008, a base period from October 1, 2008 through September 30, 2013, and an option period from October 1, 2013 through September 30, 2018. M&EC’s subcontract is a cost plus award fee contract. We believe that once we begin full operation under this subcontract, we will recognize annual revenues under this subcontract for on-site and off-site work of approximately $40.0 million to $50.0 million in the early years of the subcontract based on accelerated contract schedule goals. We anticipate we will initially employ approximately an additional 230 employees to service this subcontract.

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

Environmental Contingencies
We are engaged in the waste management services segment of the pollution control industry. As a participant in the on-site treatment, storage and disposal market, and the off-site treatment and services market, we are subject to rigorous federal, state and local regulations. These regulations mandate strict compliance and therefore are a cost and concern to us. Because of their integral role in providing quality environmental services, we make every reasonable attempt to maintain complete compliance with these regulations; however, even with a diligent commitment, we, along with many of our competitors, may be required to pay fines for violations or investigate and potentially remediate our waste management facilities.

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

We have budgeted for 2008, $1,168,000 in environmental remediation expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at our facilities. Our facilities where the remediation expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia, and PFMI's facility in Detroit, Michigan. The environmental liability of PFD (as it relates to the remediation of the EPS site assumed by the Company as a result of the original acquisition of the PFD facility) was retained by the Company upon the sale of PFD in March 2008 and the environmental reserve of PFTS was recorded as a “gain on disposal of discontinued operations, net of taxes” on the “Consolidated Statement of Operations” upon the sale of substantially all of its assets on May 30, 2008 as the buyer has assumed any future on-going environmental monitoring. With the impending divestiture of our remaining Industrial Segment facilities/operations, we anticipate the environmental liability of PFSG will be part of the divestiture with the exception of PFM and PFMI, which will remain the financial obligations of the Company. While no assurances can be made that we will be able to do so, we expect to fund the expenses to remediate these sites from funds generated internally.

At June 30, 2008, we had total accrued environmental remediation liabilities of $2,177,000 of which $905,000 is recorded as a current liability, which reflects a decrease of $696,000 from the December 31, 2007, balance of $2,873,000. The decrease represents payments of approximately $270,000 on remediation projects, approximately $391,000 in environmental reserve which was assumed by the buyer upon the sale of substantially all of the assets of PFMD in January 2008, and reduction of approximately $35,000 in reserve which we recorded as “gain on disposal of continued operations, net of taxes” upon the sale of substantially all of the assets of PFTS in May 2008. In connection with the sale of substantially all of the assets of PFMD in January 2008, the buyer assumed all obligations and liabilities for environmental conditions at the Maryland facility except for fines, assessments, or judgments to governmental authorities prior to the closing of the transaction or third party tort claims existing prior to the closing of the sale. The June 30, 2008, current and long-term accrued environmental balance is recorded as follows:

	Current	Long-term
	Accrual	Accrual	Total
PFD	$206,000	$470,000	$676,000
PFM	141,000	215,000	356,000
PFSG	119,000	470,000	589,000
PFMI	439,000	117,000	556,000
Total Liability	$905,000	$1,272,000	$2,177,000

Related Party Transactions
Mr. Robert Ferguson
Mr. Robert Ferguson, was nominated to serve as a Director in connection with the closing of the acquisition by the Company of Nuvotec (n/k/a Perma-Fix Northwest, Inc.) and its wholly owned subsidiary, Pacific EcoSolutions, Inc. (“PEcoS”) (n/k/a Perma-Fix Northwest Richland, Inc.) in June 2007 and subsequently elected a Director at our Annual Meeting of Shareholders held in August 2007. At the time of the acquisition, Mr. Ferguson was the Chairman, Chief Executive Officer, and individually or through entities controlled by him, the owner of approximately 21.29% of Nuvotec’s outstanding Common Stock. Under the agreements relating to our acquisition of Nuvotec and PEcoS (see “- Business Acquisition - Acquisition of Nuvotec” in “Notes to Consolidated Financial Statements”), we are required, if certain revenue targets are met, to pay to the former shareholders of Nuvotec an earn-out amount not to exceed $4.4 million over a four year period ending June 30, 2011, with the first $1 million of the earn-out amount to be placed into an escrow account to satisfy certain indemnification obligations to us of Nuvotec, PEcoS, and the former shareholders of Nuvotec, including Mr. Robert Ferguson.

The Environmental Protection Agency (“EPA”) has alleged that prior to the date that we acquired the PEcoS facility in June 2007, the PEcoS facility was in violation of certain regulatory provisions relating to the facility’s handling of certain hazardous waste and Polychlorinated Biphenyl (“PCB”) waste. In connection with these alleged violations, during May 2008, the EPA advised the facility that in the view of EPA, a total penalty of $317,500 is appropriate to settle the alleged violations. If a settlement is not reached between the EPA and us within the allocated time, EPA could file a formal complaint. We are currently attempting to negotiate with EPA a reduction in the proposed fine.

We may claim reimbursement of the penalty, plus out of pocket expenses, paid or to be paid by us in connection with this matter from the escrow account. As of the date of this report, we have not made or accrued any earn-out payments to the former Nuvotec shareholders and have not paid any amount into the escrow account because such revenue targets have not been met. The $317,500 in potential penalty has been recorded as a liability in the purchase acquistion of Nuvotec and its wholly owned subsidiary, PEcoS.

2003 Outside Directors Stock Plan
In 2003, our Board of Directors adopted the 2003 Outside Directors Stock Plan (the "2003 Plan"), and the 2003 Plan was approved by our stockholders at the annual meeting held on July 29, 2003. The 2003 Plan authorizes the grant of non-qualified stock options and issuance of our Common Stock in lieu of director fees otherwise payable in cash to each member of our Board of Directors who is not our employee. Under the 2003 Plan, an outside Director may elect to receive either 65% of the director fees for service on our Board in our Common Stock with the balance payable in cash or 100% of the director fees in our Common Stock. The number of shares of our Common Stock issuable to an outside Director in lieu of cash is determined by valuing the Common Stock at 75% of its fair market value on the business day immediately preceding the date that the director fees is due. Currently, we have seven outside directors. The Board of Directors believes that the 2003 Plan serves to:

(a)	attract and retain qualified members of the Board of Directors who are not our employees, and

(b)
enhance such outside directors’ interests in our continued success by increasing their proprietary interest in us and more closely aligning the financial interests of such outside directors with the financial interests of our stockholders.

Currently, the maximum number of shares of our Common Stock that may be issued under the 2003 Plan is 1,000,000, of which 412,465 shares have previously been issued under the 2003 Plan, and 426,000 shares are issuable under outstanding options granted under the 2003 Plan. As a result, an aggregate of 838,465 of the 1,000,000 shares authorized under the 2003 Plan have been previously issued or reserved for issuance, and only 161,535 shares remain available for issuance under the 2003 Plan. In order to continue the benefits that are derived through the 2003 Plan, on June 9, 2008, our Compensation and Stock Option Committee approved and recommended that our Board of Directors approve the First Amendment to the 2003 Plan (the "First Amendment") to increase from 1,000,000 to 2,000,000 the number of shares of our Common Stock reserved for issuance under the 2003 Plan. Our Board of Directors approved the First Amendment to the 2003 Plan on June 13, 2008. Our shareholders approved the First Amendment at our Annual Meeting of Stockholders held on August 5, 2008.

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

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plan – an amendment of FASB Statement No. 87, 88, 106, and 132”. SFAS requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS 158 is effective for fiscal years ending December 15, 2006. SFAS 158 did not have a material effect on our financial condition, result of operations, and cash flows.

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

In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 amends and expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect this standard to have a material impact on the Company’s future consolidated statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles.  FSP FAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on the Company’s financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangement” (EITF 08-3). EITF 08-3 provides guidance on the accounting of nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-3 on its consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal year beginning and after December 15, 2008. The Company does not expect EITF 07-5 to have a material impact on the Company’s future consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PART I, ITEM 3

For the six months ended June 30, 2008, we were exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC and variable rate promissory note agreement with KeyBank National Association. The interest rates payable to PNC and KeyBank National Association are based on a spread over prime rate. If our floating rates of interest experienced an upward increase of 1%, our debt service would have increased by approximately $26,000 for the year six months ended June 30, 2008. As of June 30, 2008, we had no interest swap agreements outstanding.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONTROLS AND PROCEDURES

PART 1, ITEM 4

(a)	Evaluation of disclosure controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on their most recent evaluation, which was completed as of the end of the period covered by this Quarterly Report on Form 10-Q, we have evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended) and believe that such are not effective, as a result of the identified material weakness in our internal control over financial reporting as set forth below (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)):

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

We completed the sale of our PFMD, PFD, and PFTS facilities within our Industrial Segment in January 2008, March 2008, and May 2008, respectively. We are attempting to sell the remaining facilities/operations within our Industrial Segment. We believe the material weakness as set forth above will inherently be remediated once the remaining facilities/operations within our Industrial Segment are sold. Furthermore, we are in the process of developing a formal remediation plan for the Audit Committee’s review and approval.

(b)	Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting in the quarter and six months ended June 30, 2008. However, the following factor could impact the result of the Company’s internal control over the financial reporting for the fiscal year ended December 31, 2008:

The Company acquired PFNWR facility (f/k/a PEcoS) in June 2007. For the fiscal year ending December 31, 2007, PFNWR was not subject to our internal controls over financial reporting documentation and testing. For the fiscal year ending December 31, 2008, PFNWR is in the scope for our internal controls over financial reporting and we have implemented plans to document and test our internal controls over financial reporting for PFNWR prior to December 31, 2008.

PERMA-FIX ENVIRONMENTAL SERVICES, INC. PART II - Other Information
Item 1.	Legal Proceedings

There are no additional material legal proceedings pending against us and/or our subsidiaries or material developments with regards to legal proceedings not previously reported by us in Item 3 of our Form 10-K/A for the year ended December 31, 2007, which is incorporated here in by reference, except, as follows:

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

In June 2008, the Circuit Court of Seminole County, Florida dismissed all of the claims made by the plaintiffs against PFO.  On July 2, 2008 each of the plaintiffs filed amended complaints against all defendants, except PFO.  Since the plaintiffs have elected not to amend the complaints against PFO, each of these cases against PFO has now been favorably concluded.

Perma-Fix Northwest Richland, Inc. (f/k/a Pacific EcoSolutions, Inc - “PEcoS”)
The Environmental Protection Agency (“EPA”) has alleged that prior to the date that we acquired the PEcoS facility in June 2007, the PEcoS facility was in violation of certain regulatory provisions relating to the facility’s handling of certain hazardous waste and Polychlorinated Biphenyl (“PCB”) waste. In connection with these alleged violations, during May 2008, the EPA advised the facility that in the view of EPA, a total penalty of $317,500 is appropriate to settle the alleged violations. If a settlement is not reached between the EPA and us within the allocated time, EPA could file a formal complaint. We are currently attempting to negotiate with EPA a reduction in the proposed fine. Under the agreements relating to our acquisition of Nuvotec and PEcoS, we are required, if certain revenue targets are met, to pay to the former shareholders of Nuvotec an earn-out amount not to exceed $4.4 million over a four year period ending June 30, 2011, with the first $1 million of the earn-out amount to be placed into an escrow account to satisfy certain indemnification obligations to us of Nuvotec, PEcoS, and the former shareholders of Nuvotec (including Mr. Robert Ferguson, a current member of our Board of Directors). We may claim reimbursement of the penalty, plus out of pocket expenses, paid or to be paid by us in connection with this matter from the escrow account. As of the date of this report, we have not made or accrued any earn-out payments to the former Nuvotec shareholders and have not paid any amount into the escrow account because such revenue targets have not been met. The $317,500 in potential penalty has been recorded as a liability in the purchase acquisition of Nuvotec and its wholly owned subsidiary, PEcoS.

Notice of Violation - Perma-Fix Treatment Services, Inc. (“PFTS”)
During July, 2008, PFTS received a notice of violation (“NOV”) from the Oklahoma Department of Environmental Quality (“ODEQ”) regarding eight loads of waste materials received by PFTS between January 2007 and July 2007 which the ODEQ alleges were not properly analyzed to assure that the treatment process rendered the waste non-hazardous before these loads were disposed of in PFTS’ non-hazardous injection well. The ODEQ alleges that these possible failures are a basis for violations of various sections of the rules and regulations regarding the handling of hazardous waste. The ODEQ did not assert any penalties against PFTS in the NOV and requested PFTS to respond within 30 days from receipt of the letter. PFTS intends to respond to the ODEQ. PFTS sold substantially all of its assets to a non-affiliated third party on May 30, 2008.

Item 1A.	Risk Factors
There has been no material change from the risk factors previously disclosed in our Form 10-K/A for the year ended December 31, 2007.

Item 6.	Exhibits
(a)	Exhibits
	4.1	Amendment No. 11 to Revolving Credit Term Loan and Security Agreement, dated as of July 25, 2008, between the Company and PNC.
4.2
Amendment No. 12 to Revolving Credit Term Loan and Security Agreement, dated as of August 4, 2008, between the Company and PNC, as incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on August 8, 2008.

	10.1	Shared Resource Agreement (Subcontract) between an environmental engineering firm, and East Tennessee Material & Energy Corp. Inc., dated May 27, 2008.
	10.2	First Amendment to 2003 Outside Directors Stock Plan, as incorporated by reference from Appendix “A” to the Company’s 2008 Proxy Statement dated July 3, 2008.
	31.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
	31.2	Certification by Steven T. Baughman, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
	32.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
	32.2	Certification by Steven T. Baughman, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PERMA-FIX ENVIRONMENTAL SERVICES

Date: August 8, 2008	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti Chairman of the Board Chief Executive Officer

Date: August 8, 2008	By:	/s/ Steven Baughman
Steven T. Baughman Chief Financial Officer