Form 10-Q
period 2008-09-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2008-11-10
CIK 891532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to ___________________

Commission File No. 111596

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1954497 (IRS Employer Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA (Address of principal executive offices)	30350 (Zip Code)

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
Large accelerated filer ☐ Accelerated Filer ☒ Non-accelerated Filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at November 3, 2008
Common Stock, $.001 Par Value	53,908,700 shares of registrant’s Common Stock

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

(Amount in Thousands, Except for Share Amounts)	September 30, 2008 (Unaudited)	December 31, 2007

ASSETS
Current assets:
Cash	$91	$118
Restricted cash	55	55
Accounts receivable, net of allowance for doubtful accounts of $184 and $203, respectively	8,541	14,961
Unbilled receivables - current	11,286	10,433
Inventories	321	332
Prepaid and other assets	3,318	3,206
Current assets related to discontinued operations	177	3,505
Total current assets	23,789	32,610

Property and equipment:
Buildings and land	23,238	23,929
Equipment	31,397	32,240
Vehicles	993	1,302
Leasehold improvements	11,462	11,462
Office furniture and equipment	1,899	2,349
Construction-in-progress	2,812	1,673
	71,801	72,955
Less accumulated depreciation and amortization	(22,979)	(23,161)
Net property and equipment	48,822	49,794

Net property and equipment held for sale	349	349

Property and equipment related to discontinued operations	666	3,942

Intangibles and other long term assets:
Permits	16,991	16,826
Goodwill	10,822	9,046
Unbilled receivables - non-current	3,661	3,772
Finite Risk Sinking Fund	10,739	6,034
Other assets	2,320	2,496
Intangible and other assets related to discontinued operations	—	1,179
Total assets	$118,159	$126,048

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

(Amount in Thousands, Except for Share Amounts)	September 30, 2008 (Unaudited)	December 31, 2007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,606	$5,907
Current environmental accrual	228	475
Accrued expenses	10,514	9,982
Disposal/transportation accrual	6,818	6,850
Unearned revenue	1,933	4,978
Current liabilities related to discontinued operations	1,356	6,220
Current portion of long-term debt	3,875	15,352
Total current liabilities	31,330	49,764

Environmental accruals	653	705
Accrued closure costs	10,679	8,901
Other long-term liabilities	441	968
Long-term liabilities related to discontinued operations	1,877	2,817
Long-term debt, less current portion	11,234	2,880
Total long-term liabilities	24,884	16,271

Total liabilities	56,214	66,035

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share	1,285	1,285

Stockholders' equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	¾	¾
Common Stock, $.001 par value; 75,000,000 shares authorized, 53,908,700 and 53,704,516 shares issued and outstanding, respectively	54	54
Additional paid-in capital	97,129	96,409
Stock subscription receivable	¾	(25)
Accumulated deficit	(36,523)	(37,710)

Total stockholders' equity	60,660	58,728

Total liabilities and stockholders' equity	$118,159	$126,048

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands, Except for Per Share Amounts)	2008	2007	2008		2007

Net revenues	$15,989	$16,306		$51,961	$48,452
Cost of goods sold	11,884	11,693		37,536	33,564
Gross profit	4,105	4,613		14,425	14,888

Selling, general and administrative expenses	4,711	4,691		13,818	13,493
Asset impairment recovery	(507)	¾		(507)	¾
(Gain) loss on disposal of property and equipment	(2)	(13)		139	99
(Loss) income from operations	(97)	(65)		975	1,296

Other income (expense):
Interest income	52	71		170	238
Interest expense	(231)	(482)		(917)	(964)
Interest expense-financing fees	(14)	(48)		(124)	(143)
Other	¾	(40)		(5)	(55)
(Loss) income from continuing operations before taxes	(290)	(564)		99	372
Income tax (benefit) expense	(14)	(161)		3	23
(Loss) income from continuing operations	(276)	(403)		96	349

Loss from discontinued operations, net of taxes	(159)	(1,549)		(1,218)	(2,163)
Gain on disposal of discontinued operations, net of taxes	94	¾		2,309	¾
Net (loss) income applicable to Common Stockholders	$(341)	$(1,952)		$1,187	$(1,814)

Net (loss) income per common share - basic
Continuing operations	$(.01)	$(.01)	$	¾	$.01
Discontinued operations	¾	(.03)		(.02)	(.04)
Disposal of discontinued operations	¾	¾		.04	¾
Net (loss) income per common share	$(.01)	$(.04)		$.02	$(.03)

Net (loss) income per common share - diluted
Continuing operations	$(.01)	$(.01)		¾	$.01
Discontinued operations	¾	(.03)		(.02)	(.04)
Disposal of discontinued operations	¾	¾		.04	¾
Net (loss) income per common share	$(.01)	$(.04)		$.02	$(.03)

Number of common shares used in computing net income (loss) per share:
Basic	53,844	52,843		53,760	52,349
Diluted	53,844	52,843		54,149	53,673

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	September 30,
(Amounts in Thousands)	2008	2007
Cash flows from operating activities:
Net income (loss)	$1,187	$(1,814)
Less: Income (loss) on discontinued operations (Note 9)	1,091	(2,163)

Income from continuing operations	96	349
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation and amortization	3,817	2,970
Asset impairment recovery	(507)	―
Provision for bad debt and other reserves	33	76
Loss on disposal of property and equipment	139	99
Issuance of common stock for services	201	165
Share based compensation	335	288
Changes in operating assets and liabilities of continuing operations, net of effect from business acquisitions:
Accounts receivable	6,387	2,710
Unbilled receivables	(742)	465
Prepaid expenses, inventories, and other assets	2,367	2,260
Accounts payable, accrued expenses, and unearned revenue	(7,515)	(2,958)
Cash provided by continuing operations	4,611	6,424
Gain on disposal of discontinued operations (Note 9)	(2,309)	―
Cash used in discontinued operations	(997)	(98)
Cash provided by operating activities	1,305	6,326

Cash flows from investing activities:
Purchases of property and equipment	(810)	(2,295)
Proceeds from sale of plant, property and equipment	31	69
Change in finite risk sinking fund	(4,031)	(1,443)
Cash used for acquisition consideration, net of cash acquired	(14)	(2,685)
Cash used in investing activities of continuing operations	(4,824)	(6,354)
Proceeds from sale of discontinued operations (Note 9)	6,620	―
Cash provided by (used in) discontinued operations	42	(202)
Net cash provided by (used in) investing activities	1,838	(6,556)

Cash flows from financing activities:
Net (repayments) borrowing of revolving credit	(3,483)	5,202
Principal repayments of long term debt	(6,658)	(7,319)
Proceeds from issuance of long-term debt	7,000	―
Proceeds from issuance of stock	184	399
Repayment of stock subscription receivable	25	40
Cash used in financing activities of continuing operations	(2,932)	(1,678)
Principal repayment of long-term debt for discontinued operations	(238)	(216)
Cash used in financing activities	(3,170)	(1,894)

Decrease in cash	(27)	(2,124)
Cash at beginning of period	118	2,221
Cash at end of period	$91	$97

Supplemental disclosure:
Interest paid	$915	$697
Income taxes paid	29	311
Non-cash investing and financing activities:
Long-term debt incurred for purchase of property and equipment	20	613
Sinking fund financed	674	―

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited, for the nine months ended September 30, 2008)

	Common Stock		Additional Paid-In Capital	Stock Subscription Receivable		Accumulated Deficit	Total Stockholders' Equity
(Amounts in thousands, except for share amounts)	Shares	Amount
Balance at December 31, 2007	53,704,516	$54	$96,409		$(25)	$(37,710)	$58,728

Net income	¾	¾	¾		¾	1,187	1,187
Issuance of Common Stock for services	93,005	¾	201		¾	¾	201
Issuance of Common Stock upon exercise of Options	111,179	¾	184		¾	¾	184
Share based compensation	¾	¾	335		¾	¾	335
Repayment of stock subscription receivable	¾	¾	¾		25	¾	25
Balance at September 30, 2008	53,908,700	$54	$97,129	$	¾	$(36,523)	$60,660

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008
(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2007.

1.	Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the nine months ended September 30, 2008, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2008.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2007.

As previously disclosed, on May 18, 2007, our Board of Directors authorized divestiture of our Industrial Segment, which provides treatment, storage, processing, and disposal of hazardous and non-hazardous waste, wastewater management services, and environmental services, which includes emergency response, vacuum services, marine environmental, and other remediation services. As previously disclosed, we completed the sale of the following facilities/operations within our Industrial Segment as follows: on January 8, 2008, we completed sale of substantially all of the assets of Perma-Fix Maryland, Inc. (“PFMD”) for $3,825,000 in cash, subject to a working capital adjustment during 2008, and assumption by the buyer of certain liabilities of PFMD. As of the date of this report, we estimate receiving approximately $141,000 in working capital adjustment from the buyer in the fourth quarter of 2008, subject to finalization; on March 14, 2008, we completed the sale of substantially all of the assets of Perma-Fix of Dayton, Inc. (“PFD”) for approximately $2,143,000 in cash, plus assumption by the buyer of certain of PFD’s liabilities and obligations. In June 2008, we paid the buyer approximately $209,000 due to certain working capital adjustment. We do not anticipate making any further working capital adjustments on the sale of PFD; and on May 30, 2008, we completed the sale of substantially all of the assets of Perma-Fix Treatment Services, Inc. (“PFTS”) for approximately $1,503,000, and assumption by the buyer of certain liabilities of PFTS. In July 2008, we paid the buyer approximately $135,000 in final working capital adjustments (See “- Discontinued Operations and Divestiture” in this section for accounting treatment of divestitures and working capital adjustments).

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, certain assets and liabilities of the Industrial Segment were reclassified as discontinued operations in May 2007 in the Consolidated Balance Sheets, and we ceased depreciation for the long-lived assets classified as held for sale. In accordance with SFAS No. 144, the long-lived assets were written down to fair value less anticipated selling costs and we recorded $6,367,000 in impairment charges (including $507,000 for PFO and $1,329,000 for PFSG recorded in the fourth quarter of 2007), which were included in “loss from discontinued operations, net of taxes” on our Consolidated Statement of Operations for the year ended December 31, 2007.

On September 26, 2008, our Board of Directors approved retaining our Industrial Segment facilities/operations at Perma-Fix of Fort Lauderdale, Inc. (“PFFL”), Perma-Fix of South Georgia (“PFSG”), and Perma-Fix of Orlando, Inc. (“PFO”). The decision to retain operations at PFFL, PFSG, and PFO is based on our belief that these operations are self-sufficient, which should allow senior management the freedom to focus on growing our nuclear operations, while benefiting from the cash flow and growth prospects of these three facilities and the fact that we were unable in the current economic climate to obtain the values for these companies that we believe they are worth. The accompanying condensed consolidated financial statements have been restated for all periods presented to reflect the reclassification of these three facilities/operations back into our continuing operations. During the third quarter of 2008, we classified one of the two properties at PFO as “net property and equipment held for sale” within our continued operations in the Consolidated Balance Sheets in accordance to SFAS No. 144. The Company plans to continue to market this property for sale. PFO has transferred its operating permit to the property not held for sale. We do not expect any impact or reduction to PFO’s operating capability from the sale of the property at PFO. We evaluated the fair value of PFO’s assets and as a result, recorded a credit of $507,000 related to the recovery of previous impairment charges for PFO, which is included in “Asset Impairment Recovery” on the Condensed Consolidated Statements of Operations for the quarter ended September 30, 2008.

As the long-lived assets for PFFL, PFSG, and PFO facilities, (excluding the property subject to sale at our PFO facility as described above), no longer meets the held for sale criteria under SFAS No. 144, the long-lived assets for these facilities are reported individually at the lower of their respective carrying amount before they were initially classified as held for sale, adjusted for any depreciation expense that would have been recognized had these assets been continuously classified as held and used or the fair value at the date of the subsequent decision not to sell (See “Changes to Plan of Sale and Asset Impairment Charges (Recovery)” in “Notes to Consolidated Financial Statements” for impact on our consolidated financial statements).

2.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements”, which simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value, and prescribes expanded disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities. SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007 and for non-financial assets and liabilities in fiscal years beginning after March 15, 2008. We have evaluated the impact of the provisions applicable to our financial assets and liabilities and have determined that there is no current impact on our financial condition, results of operations, and cash flow. The aspects that have been deferred by FSP FAS 157-2 pertaining to non-financial assets and non-financial liabilities will be effective for us beginning January 1, 2009. We are currently evaluating the impact of SFAS 157 for non-financial assets and liabilities on the Company’s financial position and results of operations.

On October 10, 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this FSP had no impact on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plan - an amendment of FASB Statement No. 87, 88, 106, and 132”, requiring employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS 158 is effective for fiscal years ending December 15, 2006. SFAS 158 did not have a material effect on our financial condition, result of operations, and cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, permitting entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand use of fair value measurement, consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. If the fair value option is elected, the effect of the first re-measurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. We have not elected the fair value option for any of our assets or liabilities.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until December 31, 2008. The Company expects SFAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms, and size of acquisitions it consummates after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51. SFAS No. 160 changes the accounting and reporting for minority interest. Minority interest will be recharacterized as noncontrolling interest and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interest that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim period within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. This standard is not expected to materially impact the Company’s future consolidated financial statements.

In December 2007, the SEC issued SAB No. 110, which expressed the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R, Share-Based Payment. In particular, the staff indicated in SAB No. 107 that it will accept a company’s election to use the simplified method, regardless of whether the Company has sufficient information to make more refined estimates of expected term. At the time SAB No. 107 was issued, the staff believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB No. 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, SAB No. 110 states that the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company does not expect SAB No. 110 to materially impact its operations or financial position.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect this standard to materially impact the Company’s future consolidated statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles.  FSP FAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not expect the adoption of FSP FAS 142-3 to materially impact the Company’s financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF (Emerging Issues Task Force) Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangement” (EITF 08-3), to provide guidance on the accounting of nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-3 on its consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal year beginning and after December 15, 2008. The Company does not expect EITF 07-5 to materially impact the Company’s future consolidated financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statements No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”). The FSP amends the disclosure requirements of FAS 133, “Accounting for Derivative Instruments and Hedging Activities”, requiring that the seller of a credit derivative, or writer of the contract, to disclose various items for each balance sheet presented including the nature of the credit derivative, the maximum amount of potential future payments the seller could be required to make, the fair value of the derivative at the balance sheet date, and the nature of any recorded provisions available to the seller to recover from third parties any of the amounts paid under the credit derivative. The FSP also amends FASB Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to require disclosure of the current status of the payment performance risk of the guarantee. The additional disclosure requirements above will be effective for reporting periods ending after November 15, 2008. It is not expected that the FSP will materially impact the Company’s current disclosure process. The FSP also clarifies that the effective date of FAS 161 will be for any period, annual or interim, beginning after November 15, 2008.

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

The Company has certain stock option plans under which it awards incentive and non-qualified stock options to employees, officer, and outside directors. Stock options granted to employees have either a ten year contractual term with 1/5 yearly vesting over a five year period or a six year contractual term with 1/3 yearly vesting over a three year period. Stock options granted to outside directors have a ten year contractual term with vesting period of six months. On August 5, 2008, our Board of Directors authorized the grant of 918,000 Incentive Stock Options (“ISO”) to certain officers and employees of the Company which allows for the purchase of Common Stock from the Company’s 2004 Stock Option Plan. The options granted were for a contractual term of six years with vesting period over three year period at 1/3 increment per year. The exercise price of the options granted was $2.28 per share which was based on our closing stock price on the date of grant. We also granted 84,000 options from the Company’s 2003 Outside Directors Stock Plan to our seven outside directors as a result of the reelection our Board of Directors at our Annual Meeting of Stockholders on August 5, 2008. The options granted were for a contractual term of ten years with vesting period of six months. The exercise price of the options was $2.34 per share which was equal to our closing stock price the day preceding the grant date, pursuant to the 2003 Outside Directors Stock Plan.

As of September 30, 2008, we had 2,754,846 employee stock options outstanding, of which 1,577,013 are vested. The weighted average exercise price of the 1,577,013 outstanding and fully vested employee stock option is $1.85 with a remaining weighted contractual life of 3.29 years. Additionally, we had 645,000 director stock options outstanding, of which 561,000 are vested. The weighted average exercise price of the 561,000 outstanding and fully vested director stock option is $2.16 with a weighted remaining contractual life of 5.92 years.

The Company estimates fair value of stock options using the Black-Scholes valuation model. Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The fair value of the employee and director stock options granted above and the related assumptions used in the Black-Scholes option pricing model used to value the options granted as of September 30, 2008 and September 30, 2007, were as follows:

	Employee Stock Options Granted
	September 30, 2008	September 30, 2007 (4)
Weighted-average fair value per share	$1.17	$—
Risk -free interest rate (1)	3.28%	—
Expected volatility of stock (2)	55.54%	—
Dividend yield	None	—
Expected option life (3)	5.1 years	—

	Outside Director Stock Options Granted
	September 30, 2008	September 30, 2007
Weighted-average fair value per share	$1.79	$2.30
Risk -free interest rate (1)	4.04%	4.77%
Expected volatility of stock (2)	66.53%	67.60%
Dividend yield	None	None
Expected option life (3)	10.0 years	10.0 years

(1) The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date over the expected term of the option.

(2) The expected volatility is based on historical volatility from our traded Common Stock over the expected term of the option.

(3) The expected option life is based on historical exercises and post-vesting data.

(4) No employee option grants were made in 2007.

The following table summarizes stock-based compensation recognized for the three and nine months ended September 30, 2008 and September 30, 2007 for our employee and director stock options.

	Three Months Ended		Nine Months Ended
Stock Options	September 30,		September 30,
	2008	2007	2008	2007
Employee Stock Options	$106,000	$52,000	$247,000	$190,000
Director Stock Options	45,000	75,000	88,000	98,000
Total	$151,000	$127,000	$335,000	$288,000

We recognized share based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant. As SFAS 123R requires that stock based compensation expense be based on options that are ultimately expected to vest, we have reduced our stock based compensation for the August 5, 2008 employee and director stock option grants at an estimated forfeiture rate of 5.0% and 0.0%, respectively, for the first year of vesting. Our estimated forfeiture rate is based on historical trends of actual forfeitures. Forfeiture rates are evaluated, and revised as necessary. As of September 30, 2008, we have approximately $1,113,000 of total unrecognized compensation cost related to unvested options, of which $207,000 is expected to be recognized in remaining 2008, $380,000 in 2009, $303,000 in 2010, and $223,000 in 2011.

4.	Capital Stock And Employee Stock Plan

During the nine months ended September 30, 2008, we issued 111,179 shares of our Common Stock upon exercise of 106,179 employee stock options, at exercise prices ranging from $1.25 to $1.86 and 5,000 director stock options, at an exercise price of $1.75. Total proceeds received during the nine months ended September 30, 2008 related to option exercises totaled approximately $184,000. In addition, we received the remaining $25,000 from repayment of stock subscription resulting from exercise of warrants to purchase 60,000 shares of our Common Stock on a loan by the Company at an arms length basis in 2006 in the first six months of 2008.

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

The summary of the Company’s total Plans as of September 30, 2008 as compared to September 30, 2007 and changes during the period then ended are presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2008	2,590,026	$1.91
Granted	1,002,000	2.29
Exercised	(111,179)	1.66		$95,103
Forfeited	(81,001)	1.80
Options outstanding End of Period (1)	3,399,846	2.03	4.6	$572,397
Options Exercisable at September 30, 2008 (1)	2,138,013	$1.94	4.0	$511,727
Options Vested and expected to be vested at September 30, 2008	3,336,346	$2.03	4.6	$568,341

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2007	2,816,750	$1.86
Granted	102,000	2.95
Exercised	(226,084)	1.80		$238,671
Forfeited	(34,999)	1.83
Options outstanding End of Period (1)	2,657,667	1.91	4.8	$3,086,524
Options Exercisable at September 30, 2007 (1)	1,965,000	$1.87	4.6	$2,358,911
Options Vested and expected to be vested at September 30, 2007	2,613,127	$1.91	4.8	$3,032,631

(1) Option with exercise price ranging from $1.22 to $2.98

5.	Earnings (Loss) Per Share

Basic earning per share excludes any dilutive effects of stock options, warrants, and convertible preferred stock. In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings per share.

The following is a reconciliation of basic net (loss) income per share to diluted net (loss) income per share for the three and nine months ended September 30, 2008 and 2007:

	Three Month Ended				Nine Months Ended
	September 30,				September 30,
	(Unaudited)				(Unaudited)
(Amounts in Thousands, Except for Per Share Amounts)	2008		2007		2008	2007
(Loss) earnings per share from continuing operations
(Loss) income from continuing operations applicable
to Common Stockholders		$(276)		$(403)	96		$349
Basic (loss) income per share		$(.01)		$(.01)	¾		$.01
Diluted (loss) income per share		$(.01)		$(.01)	¾		$.01

Loss per share from discontinued operations
Loss from discontinued operations		$(159)		$(1,549)	(1,218)		$(2,163)
Basic loss per share	$	¾		$(.03)	(.02)		$(.04)
Diluted loss per share	$	¾		$(.03)	(.02)		$(.04)

Income per share from disposal of discontinued operations
Gain on disposal of discontinued operations		$94	$	¾	2,309	$	¾
Basic income per share	$	¾	$	¾	.04	$	¾
Diluted income per share	$	¾	$	¾	.04	$	¾

Weighted average common shares outstanding – basic		53,844		52,843	53,760		52,349
Potential shares exercisable under stock option plans		¾		¾	389		771
Potential shares upon exercise of Warrants		¾		¾	¾		553
Weighted average shares outstanding – diluted		53,844		52,843	54,149		53,673

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options		157		217	1,172		232

6.	Long Term Debt

Long-term debt consists of the following at September 30, 2008 and December 31, 2007:

	(Unaudited)
	September 30,	December 31,
(Amounts in Thousands)	2008	2007
Revolving Credit facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at prime rate plus ½% (5.50% at September 30, 2008), balance due in July 2012.	$3,367	$6,851
Term Loan dated December 22, 2000, payable in equal monthly installments of principal of $83, balance due in July 2012, variable interest paid monthly at prime rate plus 1% (6.00% at September 30, 2008).	6,916	4,500
Promissory Note dated June 25, 2001, payable in semiannual installments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable law rate determined under the IRS Code Section (7.0% on September 30, 2008) and is payable in one lump sum at the end of installment period.	235	635
Promissory Note dated June 25, 2007, payable in monthly installments of principal of $160 starting July 2007 and $173 starting July 2008, variable interest paid monthly at prime rate plus 1.125% (6.125% at September 30, 2008)	1,598	3,039
Installment Agreement in the Agreement and Plan of Merger with Nuvotec and PEcoS, dated April 27, 2007, payable in three equal yearly installment of principal of $833 beginning June 2009. Interest accrues at annual rate of 8.25% on outstanding principal balance starting June 2007 and payable yearly starting June 2008	2,500	2,500
Installment Agreement dated June 25, 2001, payable in semiannual installments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable law rate determined under the Internal Revenue Code Section (7.0% on September 30, 2008) and is payable in one lump sum at the end of installment period.	53	153
Various capital lease and promissory note obligations, payable 2008 to 2013, interest at rates ranging from 5.0% to 12.6%.	440	1,158
	15,109	18,836
Less current portion of long-term debt	3,875	15,352
Less long-term debt related to assets held for sale	—	604
	$11,234	$2,880

Revolving Credit and Term Loan Agreement
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank, as amended. The Agreement provides for a term loan ("Term Loan") in the amount of $7,000,000, which requires monthly installments of $83,000 with the remaining unpaid principal balance due on December 22, 2005. The Agreement also provides for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary. As of September 30, 2008, the excess availability under our Revolving Credit was $3,729,000 based on our eligible receivables.

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

On August 4, 2008, we entered into Amendment No. 12 with PNC. Pursuant to Amendment No. 12, PNC renewed and extended our credit facility by increasing our term loan back up to $7.0 million from the current principal outstanding balance of $0, with the revolving line of credit remaining at $18,000,000. Under Amendment No. 12, the due date of the $25 million credit facility is extended through July 31, 2012. The Term Loan continues to be payable in monthly installments of approximately $83,000, plus accrued interest, with the remaining unpaid principal balance and accrued interest, payable by July 31, 2012. Pursuant to the Amendment No. 12, we may terminate the agreement upon 90 days’ prior written notice upon payment in full of the obligation. We agreed to pay PNC 1% of the total financing fees in the event we pay off our obligations on or prior to August 4, 2009 and 1/2% of the total financing fees if we pay off our obligations on or after August 5, 2009, but prior to August 4, 2010. No early termination fee shall apply if we pay off our obligation after August 5, 2010. As part of Amendment No. 12, we agreed to grant mortgages to PNC as to certain of our facilities not previously granted to PNC under the Agreement. Amendment No. 12 also terminated the $2,000,000 of availability pursuant to Amendment No. 11 noted above in its entirety. All other terms and conditions to the credit facility remain principally unchanged. The $7.0 million in loan proceeds was used to reduce our revolver balance and our current liabilities. As a condition of Amendment No. 12, we agreed to pay PNC a fee of $120,000.

Promissory Note
In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation (“PDC”), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The note is due on December 31, 2008, with the final principal repayment of $235,000 to be made by December 31, 2008. Interest is accrued at the applicable law rate (“Applicable Rate”) pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended (7.0% on September 30, 2008) and payable in one lump sum at the end of the loan period. On September 30, 2008, the outstanding balance was $2,421,000 including accrued interest of approximately $2,186,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

In conjunction with our acquisition of Nuvotec (n/k/a Perma-Fix of Northwest, Inc. - “PFNW”) and PEcoS (n/k/a Perma-Fix of Northwest Richland, Inc. - “PFNWR”), which was completed on June 13, 2007, we entered into a promissory note for a principal amount of $4.0 million to KeyBank National Association, dated June 13, 2007, which represents debt assumed by us as result of the acquisition. The promissory note is payable over a two years period with monthly principal repayment of $160,000 starting July 2007 and $173,000 starting July 2008, along with accrued interest. Interest is accrued at prime rate plus 1.125%. On September 30, 2008, the outstanding principal balance was $1,598,000. This note is collateralized by the assets of PFNWR as agreed to by PNC Bank and the Company.

Installment Agreement
Additionally, M&EC entered into an installment agreement with the Internal Revenue Service (“IRS”) for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The agreement is due on December 31, 2008, with final principal repayments of approximately $53,000 to be made by December 31, 2008. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On September 30, 2008, the rate was 7.0%. On September 30, 2008, the outstanding balance was $584,000 including accrued interest of approximately $531,000.

Additionally, in conjunction with our acquisition of PFNW and PFNWR, we agreed to pay shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2.5 million, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011. Interest is accrued on outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011. Interest paid as of September 30, 2008 totaled $216,000. Interest accrued as of September 30, 2008 totaled $52,000.

7.	Commitments and Contingencies

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

As of the date of this report, Louisiana DEQ (“LDEQ”) has collected approximately $8.4 million for the remediation of the site and has completed removal of above ground waste from the site. The EPA’s unofficial estimate to complete remediation of the site is between $9 and $12 million; however, based on preliminary outside consulting work hired by the PRP group, which we are a party to, the remediation costs can be below EPA’s estimation. The PRP Group has established a cooperative relationship with LDEQ and EPA, and is working closely with these agencies to assure that the funds held by LDEQ are used cost-effective. As a result of recent negotiations with LDEQ and EPA, further remediation work by LDEQ has been put on hold pending completion of a site assessment by the PRP Group. This site assessment could result in remediation activities to be completed within the funds held by LDEQ. As part of the PRP Group, we have paid an initial assessment of $10,000 in the fourth quarter of 2007, which was allocated among the facilities. In addition, we have accrued approximately $27,000 in the third quarter of 2008 for our estimated portion of the cost of the site assessment, which was allocated among the facilities. As of the date of this report, we cannot accurately access our total liability. The Company records its environmental liabilities when they are probable of payment and can be estimated within a reasonable range. Since this contingency currently does not meet this criteria, a liability has not been established.

Perma-Fix Northwest Richland, Inc. (“PFNWR” - f/k/a Pacific EcoSolutions, Inc - “PEcoS”)
The Environmental Protection Agency (“EPA”) alleged that prior to the date that we acquired the PEcoS facility in June 2007, the PEcoS facility was in violation of certain regulatory provisions relating to the facility’s handling of certain hazardous waste and Polychlorinated Biphenyl (“PCB”) waste. During May 2008, the EPA advised the facility as to these alleged violations that a total penalty of $317,500 is appropriate to settle the alleged violations. The $317,500 in potential penalty has been recorded as a liability in the purchase acquisition of Nuvotec and its wholly owned subsidiary, PEcoS. On September 26, 2008, PFNWR entered into a consent agreement with the EPA to resolve the allegations and to pay a penalty amount of $304,500. Under the consent agreement, PFNWR neither admits nor denies the specific EPA allegations. Under the agreements relating to our acquisition of Nuvotec and PEcoS, we are required, if certain revenue targets are met, to pay to the former shareholders of Nuvotec an earn-out amount not to exceed $4.4 million over a four year period ending June 30, 2011, with the first $1 million of the earn-out amount to be placed into an escrow account to satisfy certain indemnification obligations to us of Nuvotec, PEcoS, and the former shareholders of Nuvotec (including Mr. Robert Ferguson, a current member of our Board of Directors) (See “- Related Party Transaction” in “Note to Consolidated Financial Statements”). We may claim reimbursement of the penalty, plus out of pocket expenses, paid or to be paid by us in connection with this matter from the escrow account. As of the date of this report, we have not been required to pay any earn-out to the former shareholders of Nuvotec or deposit any amount into the escrow account pursuant to the agreement. Irrespective of the fact no amounts have been deposited into the escrow account, the parties have verbally agreed that the former shareholders of Nuvotec (including Mr. Ferguson, a member of our Board of Director) will pay to us $152,250 of the agreed penalty in satisfaction of their obligation under the indemnity provision in connection with the settlement with the EPA, subject to the execution of a definitive agreement. Under the verbal agreement between the Company and the former shareholders of Nuvotec, the $152,250 penalty to be paid by the former shareholders of Nuvotec will be recouped by the Nuvotec shareholder by adding to the $4.4 million in earn-out payment, if earned, pursuant to the terms of the earn-out, $152,250 at the end thereof.

Notice of Violation - Perma-Fix Treatment Services, Inc. (“PFTS”)
In July 2008, PFTS received a notice of violation (“NOV”) from the Oklahoma Department of Environmental Quality (“ODEQ”) alleging that eight loads of waste materials received by PFTS between January 2007 and July 2007 were improperly analyzed to assure that the treatment process rendered the waste non-hazardous before disposition in PFTS’ non-hazardous injection well.  The ODEQ alleges the handling of these waste materials violated regulations regarding hazardous waste.  The ODEQ did not assert any penalties against PFTS in the NOV and requested PFTS to respond within 30 days from receipt of the letter.  PFTS responded on August 22, 2008 and is currently in settlement discussions with the ODEQ.  PFTS sold most all of its assets to a non-affiliated third party on May 30, 2008.

Industrial Segment Divested Facilities/Operations
As previously disclosed, we sold substantially all of the assets of PFMD, PFD, and PFTS pursuant to various Asset Purchase Agreements on January 8, 2008, March 14, 2008, and May 30, 2008, respectively. Under these Asset Purchase Agreements the buyers have assumed certain debts and obligations of PFMD, PFD and PFTS, including, but not limited to, certain debts and obligations of the sellers to regulatory authorities under certain consent agreements entered into by the seller with the appropriate regulatory authority to remediate portions of the facility sold to the buyer. If any of these liabilities/obligations are not paid or preformed by the buyer, the buyer would be in violation of the Asset Purchase Agreement and we may assert claims against the buyer for failure to comply with its obligations under the agreement. We are currently in discussions with the buyer of the PFTS’ assets regarding certain liabilities which the buyer assumed and agreed to pay but which the buyer has refused to satisfy as of the date of this report. In addition, the buyers of the PFD and PFTS assets have six months to replace our financial assurance bonds with their own financial assurance bonds for facility closures. Our financial assurance bonds of $40,000 for PFD and $683,000 for PFTS remain in place until the buyers have satisfied this requirement. The regulatory authority will not release our financial assurance bonds until the buyers have complied with the appropriate regulations. At of the date of this report, neither of the buyers for PFD and PFTS has replaced its financial assurance bond for ours. However, PFD’s replacement financial assurance bond is currently with the state regulatory authority for approval and PFTS has until November 30, 2008, to replace its financial assurance bond with ours. If either buyer is unable to substitute its financial assurance for ours pursuant to the regulations, the appropriate regulatory authority could take action against the buyer, including, but not limited to, action to limit or revoke its permit to operate the facility, and could take action against our bond, including drawing down on our bond to remediate or close the facility in question, and we would be limited to bringing legal action against the buyer for any losses we sustain or suffer as a result.

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

In June 2003, we entered into a 25-year finite risk insurance policy with AIG (see “Part II, Item 1A. - Risk Factors” for certain potential risk related to AIG), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations. The policy provides a maximum $35 million of financial assurance coverage of which the coverage amount totals $32,552,000 at September 30, 2008, and has available capacity to allow for annual inflation and other performance and surety bond requirements. In the third quarter of 2008, we increased our assurance coverage by $1,673,000 due to a revision to our DSSI facility hazardous waste permit. Our finite risk insurance policy required an upfront payment of $4.0 million, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account. In February 2008, we paid our fifth of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of September 30, 2008, we have recorded $6,886,000 in our sinking fund on the balance sheet, which includes interest earned of $697,000 on the sinking fund as of September 30, 2008. Interest income for the three and nine months ended September 30, 2008, was $33,000 and $122,000, respectively. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, the insurer will pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with AIG (see “Part II, Item 1A. - Risk Factors” for certain potential risk related to AIG), which we acquired in June 2007. The policy provides an initial $7.8 million of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8.2 million. The policy will renew automatically on an annual basis at the end of the four year term and will not be subject to any renewal fees. The policy requires total payment of $4.4 million, consisting of an annual payment of $1.4 million, and two annual payments of $1.5 million, starting July 31, 2007. In July 2007, we paid the first of our three annual payments of $1.4 million, of which $1.1 million represented premium on the policy and the remaining $258,000 was deposited into a sinking fund account. Each of the two remaining $1.5 million payments will consist of $176,000 in premium with the remaining $1.3 million to be deposited into a sinking fund. In July 2008, we paid the second of the two remaining payments. As part of the acquisition of PFNWR facility in June 2007, we have a large disposal accrual related to the legacy waste at the facility of approximately $4,696,000 as of September 30, 2008. We anticipate disposal of this legacy waste by March 31, 2009. In connection with this waste, we are required to provide financial assurance coverage of approximately $2.8 million, consisting of five equal payment of approximately $550,604, which will be deposited into a sinking fund. We have made four of the five payments as of September 30, 2008, with the final payment payable by November 30, 2008. As of September 30, 2008, we have recorded $3,853,000 in our sinking fund on the balance sheet, which includes interest earned of $49,000 on the sinking fund as of September 30, 2008. Interest income for the three and nine months ended September 30, 2008, was $19,000 and $44,000, respectively.

8.	Changes to Plan of Sale and Asset Impairment Charges (Recovery)

On September 26, 2008, our Board of Directors approved retaining our Industrial Segment facilities/operations at Perma-Fix of Fort Lauderdale, Inc. (“PFFL”), Perma-Fix of South Georgia (“PFSG”), and Perma-Fix of Orlando, Inc. (“PFO”). As previously disclosed on May 18, 2007, our Board of Directors authorized divestiture of our Industrial Segment. The decision to retain operations at PFFL, PFSG, and PFO within our Industrial Segment is based on our belief that these operations are self-sufficient, which should allow senior management the freedom to focus on growing our nuclear operations, while benefiting from the cash flow and growth prospects of these three facilities and the fact that we were unable in the current economic climate to obtain the values for these companies that we believe they are worth.

In May 2007, our Industrial Segment met the held for sale criteria under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and therefore, certain assets and liabilities of the Industrial Segment were classified as discontinued operations in the Consolidated Balance Sheets, and we ceased depreciation of these facilities’ long-lived assets classified as held for sale. In accordance with SFAS No. 144, the long-lived assets were written down to fair value less anticipated selling costs and we recorded $6,367,000 in impairment charges (including $507,000 for PFO and $1,329,000 for PFSG recorded in the fourth quarter of 2008), which were included in “loss from discontinued operations, net of taxes” on our Consolidated Statement of Operations for the year ended December 31, 2007.

As a result of our Board of Directors approving the retention of our PFFL, PFO, and PFSG facilities/operations in the third quarter of 2008, we restated the condensed consolidated financial statements for all periods presented to reflect the reclassification of these three facilities/operations back into our continuing operations. During the third quarter of 2008, we classified one of the two properties at PFO as “net property and equipment held for sale” within our continued operations in the Consolidated Balance Sheets in accordance to SFAS No. 144. The Company plans to continue to market this property for sale. PFO has transferred its operating permit to the property not held for sale. We do not expect any impact or reduction to PFO’s operating capability from the sale of the property at PFO. We evaluated the fair value of PFO’s assets and as a result, recorded a credit of $507,000 related to the recovery of previous impairment charges for PFO, which is included in “Asset Impairment Recovery” on the Condensed Consolidated Statements of Operations for the quarter ended September 30, 2008.

As the long-lived assets for PFFL, PFSG, and PFO facilities, (excluding the property subject to sale at our PFO facility as described above), no longer meets the held for sale criteria under SFAS No. 144, long-lived assets for these facilities are reported individually at the lower of their respective carrying amount before they were initially classified as held for sale, adjusted for any depreciation expense that would have been recognized had these assets been continuously classified as held and used or the fair value at the date of the subsequent decision not to sell. As a result of our decision to retain PFFL, PFSG, and PFO facilities/operations, we incurred incremental depreciation expense of approximately $486,000, which is included in our Condensed Consolidated Statements of Operations for the three and nine months ended September, 30, 2008.

9.	Discontinued Operations and Divestitures

Our discontinued operations encompass our PFMD, PFD, and PFTS facilities within our Industrial Segment as well as two previously shut down locations, Perma-Fix of Pittsburgh (“PFP”) and Perma-Fix of Michigan (“PFMI”), two facilities which were approved as discontinued operations by our Board of Directors effective November 8, 2005, and October 4, 2004, respectively. As previously discussed in “Note 1 - Basis of Presentation”, in May 2007, PFMD, PFD, and PFTS met the held for sale criteria under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and therefore, certain assets and liabilities of these facilities are classified as discontinued operations in the Consolidated Balance Sheet, and we have ceased depreciation of these facilities’ long-lived assets classified as held for sale. In accordance with SFAS No. 144, the long-lived assets for these facilities were written down to fair value less anticipated selling costs. We recorded $4,531,000 in impairment charges for PFD and PFTS, all of which were included in “loss from discontinued operations, net of taxes” on our Consolidated Statement of Operations for the year ended December 31, 2007. The results of operations and cash flows of the aforementioned facilities have been reported in the Consolidated Financial Statements as discontinued operations for all periods presented.

On January 8, 2008, we sold substantially all of the assets of PFMD within our Industrial Segment, pursuant to the terms of an Asset Purchase Agreement, dated January 8, 2008. In consideration for such assets, the buyer paid us $3,811,000 (purchase price of $3,825,000 less closing costs) in cash at the closing and assumed certain liabilities of PFMD. The cash consideration is subject to certain working capital adjustments during 2008. Pursuant to the terms of our credit facility, $1,400,000 of the proceeds received was used to pay down our term loan, with the remaining funds used to pay down our revolver. As of the September 30, 2008, we have sold approximately $3,100,000 of PFMD’s assets, which excludes approximately $10,000 of restricted cash. The buyer assumed liabilities in the amount of approximately $1,108,000. As of September 30, 2008, expenses relating to the sale of PFMD totaled approximately $131,000, of which $3,000 was incurred in the third quarter of 2008. As of September 30, 2008, we have paid $128,000 of the expenses relating to the sale of PFMD, of which $78,000 was paid in the third quarter of 2008. We anticipate paying the remaining expenses by the end of the fourth quarter of 2008. As of September 30, 2008, the gain on the sale of PFMD totaled approximately $1,750,000 (net of taxes of $78,000), which includes $141,000 in working capital adjustments we estimate receiving from the buyer in the fourth quarter of 2008. This estimated $141,000 in working capital adjustment is subject to finalization in the fourth quarter of 2008. The gain is recorded separately on the Consolidated Statement of Operations as “Gain on disposal of discontinued operations, net of taxes”.

On March 14, 2008, we completed sale of substantially all of the assets of PFD within our Industrial Segment, pursuant to the terms of an Asset Purchase Agreement, dated March 14, 2008, for approximately $2,143,000 in cash, subject to certain working capital adjustments after the closing, plus the assumption by the buyer of certain of PFD’s liabilities and obligations. We received cash of approximately $2,139,000 at closing, which was net of certain closing costs. The proceeds received were used to pay down our term loan. As of September 30, 2008, we have sold approximately $3,103,000 of PFD’s assets. The buyer assumed liabilities in the amount of approximately $1,635,000. As of September 30, 2008, expenses relating to the sale of PFD totaled approximately $198,000, of which $1,000 was incurred in the third quarter of 2008. As of September 30, 2008, we have paid $197,000 of the expenses relating to the sale of PFD, of which $169,000 was paid in the third quarter of 2008. We anticipate paying the remaining expenses by the fourth quarter of 2008. As of September 30, 2008, our gain on the sale of PFD totaled approximately $265,000, net of taxes of $0, which includes a working capital adjustment of approximately $209,000 paid to the buyer in the second quarter of 2008. We do not anticipate making any further working capital adjustments on the sale of PFD. The gain is recorded separately on the Consolidated Statement of Operations as “Gain on disposal of discontinued operations, net of taxes”.

On May 30, 2008, we completed sale of substantially all of the assets of PFTS within our Industrial Segment, pursuant to the terms of an Asset Purchase Agreement, dated May 14, 2008 as amended by a First Amendment dated May 30, 2008. In consideration for such assets, the buyer paid us $1,468,000 (purchase price of $1,503,000 less certain closing/settlement costs) in cash at closing and assumed certain liabilities of PFTS. The cash consideration is subject to certain working capital adjustments after closing. Pursuant to the terms of our credit facility, the proceeds received were used to pay down our term loan with the remaining funds used to pay down our revolver. As of September 30, 2008, we had sold approximately $1,861,000 of PFTS’s assets. The buyer assumed liabilities in the amount of approximately $996,000. As of September 30, 2008, expenses relating to the sale of PFTS totaled approximately $173,000, of which $8,000 was incurred in the third quarter of 2008. As of September 30, 2008, we have paid $129,000 of the expenses relating to the sale of PFD, all of which were paid in the third quarter of 2008. We anticipate paying the remaining expenses by the fourth quarter of 2008. As of September 30, 2008, our gain on the sale of PFTS totaled approximately $294,000, net of taxes of $0, which includes a $135,000 final working capital adjustment paid to the buyer in July 2008. The gain is recorded separately on the Consolidated Statement of Operations as “Gain on disposal of discontinued operations, net of taxes”.

The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2008 and 2007. The gains on disposals of discontinued operations, net of taxes, as mentioned above, are reported separately on our Consolidated Statements of Operations as “Gain on disposal of discontinued operations, net of taxes”. The operating results of discontinued operations are included in our Consolidated Statements of Operations as part of our “Loss from discontinued operations, net of taxes”.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands)	2008	2007	2008	2007

Net revenues	$—	$5,494	$3,195	$15,192
Interest expense	$(28)	$(49)	$(96)	$(147)
Operating (loss) income from discontinued operations (1)	$(159)	$(1,549)	$(1,218)	$(2,163)
Gain on disposal of discontinued operations (2)	94	$—	$2,309	$—
Income (loss) from discontinued operations	$(65)	$(1,549)	$1,091	$(2,163)

(1) Net of taxes of $0 and $0 for the three and nine months ended September 30, 2008, respectively and $0 and $0 for the corresponding period of 2007.

(2) Net of taxes of $35,000 and $78,000 for three and nine months ended September 30, 2008, respectively.

Assets and liabilities related to discontinued operations total $843,000 and $3,233,000 as of September 30, 2008, respectively and $8,626,000 and $9,037,000 as of December 31, 2007, respectively.

The following table presents the Industrial Segment’s major classes of assets and liabilities of discontinued operations that are classified as held for sale as of September 30, 2008 and December 31, 2007. The held for sale asset and liabilities balances as of December 31, 2007 may differ from the respective balances at closing:

	September 30,	December 31,
(Amounts in Thousands)	2008	2007

Account receivable, net (1)	$—	$2,828
Inventories	—	313
Other assets	22	1,533
Property, plant and equipment, net (2)	666	3,942
Total assets held for sale	$688	$8,616
Account payable	$—	$1,707
Deferred revenue	—	7
Accrued expenses and other liabilities	56	3,595
Note payable	—	604
Environmental liabilities	—	428
Total liabilities held for sale	$56	$6,341

(1) net of allowance for doubtful account of $204,000 as of December 31, 2007.
(2) net of accumulated depreciation of $16,000 and $9,292,000 as of September 30, 2008 and December 31, 2007, respectively.

The following table presents the Industrial Segment’s major classes of assets and liabilities of discontinued operations that are not held for sale as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
(Amounts in Thousands)	2008	2007

Other assets	$155	$10
Total assets of discontinued operations	$155	$10
Account payable	$21	$144
Accrued expenses and other liabilities	1,955	1,287
Deferred revenue	—	—
Environmental liabilities	1,201	1,265
Total liabilities of discontinued operations	$3,177	$2,696

Non Operational Facilities
The Industrial Segment includes two previously shut-down facilities which were presented as discontinued operations in prior years. These facilities include Perma-Fix of Pittsburgh (“PFP”) and Perma-Fix of Michigan (“PFMI”). Our decision to discontinue operations at PFP was due to our reevaluation of the facility and our inability to achieve profitability at the facility. During February 2006, we completed the remediation of the leased property and the equipment at PFP, and released the property back to the owner. Our decision to discontinue operations at PFMI was principally a result of two fires that significantly disrupted operations at the facility in 2003, and the facility’s continued drain on the financial resources of our Industrial Segment. As a result of the discontinued operations at the PFMI facility, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006. In September 2006, PFMI signed a Corrective Action Consent Order with the State of Michigan, requiring performance of studies and development and execution of plans related to the potential clean-up of soils in portions of the property. The level and cost of the clean-up and remediation are determined by state mandated requirements. Upon discontinuation of operations in 2004, we engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we estimated the cost of this environmental closure and remediation liability to be $2,464,000. During 2006, based on state-mandated criteria, we re-evaluated our required activities to close and remediate the facility, and during the quarter ended June 30, 2006, we began implementing the modified methodology to remediate the facility. As a result of the reevaluation and the change in methodology, we reduced the accrual by $1,182,000. We have spent approximately $717,000 for closure costs since September 30, 2004, of which $14,000 has been spent during the nine months of 2008 and $81,000 was spent during 2007. In the 4th quarter of 2007, we reduced our reserve by $9,000 as a result of our reassessment of the cost of remediation. We have $550,000 accrued for the closure, as of September 30, 2008, and we anticipate spending $164,000 in the remaining three months of 2008 with the remainder over the next six years. Based on the current status of the Corrective Action, we believe that the remaining reserve is adequate to cover the liability.

As of September 30, 2008, PFMI has a pension payable of $1,129,000. The pension plan withdrawal liability is a result of the termination of the union employees of PFMI. The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period. This obligation is recorded as a long-term liability, with a current portion of $171,000 that we expect to pay over the next year.

10.	Operating Segments

Pursuant to FAS 131, we define an operating segment as a business activity:

·	from which we may earn revenue and incur expenses;
·	whose operating results are regularly reviewed by the segment president to make decisions about resources to be allocated to the segment and assess its performance; and
·	for which discrete financial information is available.

We currently have three operating segments, which are defined as each business line that we operate. This however, excludes corporate headquarters, which does not generate revenue, and our discontinued operations, which include certain facilities within our Industrial Segment (see “-Discontinued Operations and Divestitures” in this section).

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

The Consulting Engineering Services Segment (“Engineering Segment”) provides environmental engineering and regulatory compliance services through Schreiber, Yonley & Associates, Inc. which includes oversight management of environmental restoration projects, air, soil, and water sampling, compliance reporting, emission reduction strategies, compliance auditing, and various compliance and training activities to industrial and government customers, as well as, engineering and compliance support needed by our other segments.

The Industrial Waste Management Services Segment (“Industrial Segment”) provides on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial waste, and wastewater through our three facilities; Perma-Fix of Ft. Lauderdale, Inc., Perma-Fix of Orlando, Inc., and Perma-Fix of South Georgia, Inc.

The table below presents certain financial information of our operating segment as of and for the three and nine months ended September 30, 2008 and 2007 (in thousands).

Segment Reporting for the Quarter Ended September 30, 2008

	Nuclear		Engineering	Industrial	Segments Total	Corporate (2)		Consolidated Total
Revenue from external customers	$12,519	(3)	$846	$2,624	$15,989	$—		$15,989
Intercompany revenues	802		200	213	1,215	¾		1,215
Gross profit	3,168		347	590	4,105	¾		4,105
Interest income	¾		¾	¾	¾	52		52
Interest expense	72		¾	4	76	155		231
Interest expense-financing fees	2		¾	¾	2	12		14
Depreciation and amortization	1,073		8	485	1,566	13		1,579
Segment profit (loss)	782		170	309	1,261	(1,537)		(276)
Segment assets(1)	93,044		2,110	6,021	101,175	16,984	(4)	118,159
Expenditures for segment assets	207		3	3	213	5		218
Total long-term debt	4,655		¾	171	4,826	10,283		15,109

Segment Reporting for the Quarter Ended September 30, 2007

	Nuclear		Engineering	Industrial	Segments Total	Corporate (2)			Consolidated Total
Revenue from external customers	$13,211	(3)	$629	$2,466	$16,306	$	¾		$16,306
Intercompany revenues	1,036		302	199	$1,537		¾		1,537
Gross profit	4,035		231	347	$4,613		¾		4,613
Interest income	¾		¾	¾	¾		71		71
Interest expense	240		¾	6	$246		236		482
Interest expense-financing fees	¾		¾	¾	¾		48		48
Depreciation and amortization	1,092		10	¾	$1,102		16		1,118
Segment profit (loss)	1,319		70	(279)	$1,110		(1,513)		(403)
Segment assets(1)	95,319		2,012	7,739	$105,070		25,925	(4)	130,995
Expenditures for segment assets	488		¾	72	$560		4		564
Total long-term debt	7,665		8	231	$7,904		9,952		17,856

Segment Reporting for the Nine Months Ended Septmeber 30, 2008

	Nuclear		Engineering	Industrial	Segments Total	Corporate (2)			Consolidated Total
Revenue from external customers	$41,510	(3)	$2,537	$7,914	$51,961	$	¾		$51,961
Intercompany revenues	2,086		466	457	3,009		¾		3,009
Gross profit	11,279		931	2,215	14,425		¾		14,425
Interest income	2		¾	¾	2		168		170
Interest expense	460		¾	13	473		444		917
Interest expense-financing fees	3		¾	¾	3		121		124
Depreciation and amortization	3,276		22	485	3,783		33		3,816
Segment profit (loss)	3,521		433	609	4,563		(4,467)		96
Segment assets(1)	93,044		2,110	6,021	101,175		16,984	(4)	118,159
Expenditures for segment assets	752		12	52	816		14		830
Total long-term debt	4,655		¾	171	4,826		10,283		15,109

Segment Reporting for the Nine Months Ended September 30, 2007

	Nuclear		Engineering	Industrial	Segments Total	Corporate (2)			Consolidated Total
Revenue from external customers	$38,560	(3)	$1,738	$8,154	$48,452	$	¾		$48,452
Intercompany revenues	2,328		845	588	3,761		¾		3,761
Gross profit	13,105		565	1,218	14,888		¾		14,888
Interest income	1		¾	¾	1		237		238
Interest expense	462		1	15	478		486		964
Interest expense-financing fees	¾		¾	¾	¾		143		143
Depreciation and amortization	2,666		27	225	2,918		52		2,970
Segment profit (loss)	5,860		162	(1,097)	4,925		(4,576)		349
Segment assets(1)	95,319		2,012	7,739	$105,070		25,925	(4)	130,995
Expenditures for segment assets	2,337		13	366	2,716		17		2,733
Total long-term debt	7,665		8	231	$7,904		9,952		17,856

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)	Amounts reflect the activity for corporate headquarters not included in the segment information.

(3)
The consolidated revenues within the Nuclear Segment include the LATA/Parallax revenues for the three and nine months ended September 30, 2008 of $1,443,000 (or 9.0%) and $4,287,000 (or 8.2%), respectively, of our total consolidated revenue, and $2,029,000 (or 12.4%) and $7,167,000 (or 14.8%) for the corresponding period ended September 30, 2007, respectively. In addition, the consolidated revenues within the Nuclear Segment include the Fluor Hanford revenues of $2,787,000 (or 17.4%) and $6,662,000 (or 12.8%) for the three and nine months period September 30, 2008, respectively, of our total consolidated revenue and $1,538,000 (or 9.4%) and $4,962,000 (or 10.2%) for the corresponding period ended September 30, 2007, respectively.

(4)	Amount includes assets from discontinued operations of $843,000 and $13,287,000 as of September 30, 2008 and 2007, respectively.

11.	Income Taxes

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

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, which attempts to set out a consistent framework for preparers to use to determine the appropriate level of tax reserve to maintain for uncertain tax positions. This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit which is greater than 50% likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. The Company adopted this Interpretation as of January 1, 2007. As a result of the implementation of FIN 48, we have concluded that we have not taken any material uncertain tax positions on any of our open tax returns filed through December 31, 2007.

We reassess the validity of our conclusions regarding uncertain income tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit. As we believe that all such positions are fully supportable by existing Federal law and related interpretations, there are no uncertain tax positions to consider in accordance with FIN 48. The impact of our reassessment of our tax positions in accordance with FIN 48 for the third quarter of 2008 did not have any impact on our result of operations, financial condition or liquidity.

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

The Environmental Protection Agency (“EPA”) alleged that prior to the date that we acquired the PEcoS facility in June 2007, the PEcoS facility was in violation of certain regulatory provisions relating to the facility’s handling of certain hazardous waste and Polychlorinated Biphenyl (“PCB”) waste. In connection with these alleged violations, during May 2008, the EPA advised the facility that in the view of EPA, a total penalty of $317,500 is appropriate to settle the alleged violations. The $317,500 in potential penalty has been recorded as a liability in the purchase acquisition of Nuvotec and its wholly owned subsidiary, PEcoS. On September 26, 2008, PFNWR entered into a consent agreement with the EPA to resolve the allegations and to pay a penalty amount of $304,500. Under the consent agreement, PFNWR neither admits nor denies the specific EPA allegations.

Under the agreements relating to our acquisition of Nuvotec and PEcoS, we may claim reimbursement of the penalty, plus out of pocket expenses, paid or to be paid by us in connection with this matter from the escrow account. As of the date of this report, we have not been required to pay any earn-out to the former shareholders of Nuvotec or deposit any amount into the escrow account pursuant to the agreement. Irrespective of the fact no amounts have been deposited into the escrow account, the parties have verbally agreed that the former shareholders of Nuvotec (including Mr. Ferguson, a member of our Board of Director) will pay to us $152,250 of the agreed penalty in satisfaction of their obligation under the indemnity provision in connection with the settlement with the EPA, subject to the execution of a definitive agreement. Under the verbal agreement between the Company and the former shareholders of Nuvotec, the $152,250 penalty to be paid by the former shareholders of Nuvotec will be recouped by the Nuvotec shareholder by adding to the $4.4 million in earn-out payment, if earned, pursuant to the terms of the earn-out, $152,250 at the end thereof.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART I, ITEM 2

Forward-looking Statements
Certain statements in this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and Company performance to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements herein include, among other things,

·	ability to continue and improve operations and achieve profitability on an annualized basis;
·	ability to retain or receive certain permits, licenses, or patents;
·	ability to comply with the Company's general working capital requirements;
·	ability to continue to meet our fixed charge coverage ratio in 2008;
·	ability to be able to continue to borrow under the Company's revolving line of credit;
·	we plan to fund any repurchases under the common stock repurchase plan through our internal cash flow and/or borrowing under our line of credit;
·	ability to generate sufficient cash flow from operations to fund all operations;
·	ability to remediate certain contaminated sites for projected amounts;
·
despite our aggressive compliance and auditing procedures for disposal of wastes, we could, in the future, be designated as a Partially Responsible Party (“PRP”) at a remedial action site, which could have a material adverse effect;

·	ability to fund budgeted capital expenditures of $3,100,000 during 2008 through our operations or lease financing or a combination of both;
·	growth of our Nuclear Segment;
·	we believe that our cash flows from operations and our available liquidity from our line of credit are sufficient to service the Company’s current obligations;
·	we expect backlog levels to continue to fluctuate in 2008, depending on the complexity of waste streams and the timing of receipts and processing of materials;
·	the high levels of backlog material continue to position the segment well for increases in future processing material prospective;
·	we anticipate disposal of the legacy waste at PFNWR by March 31, 2009;
·	our contract with LATA/Parallax is expected to be completed in 2008 or extended through some portion of 2009;
·	we believe full operations under this subcontract will result in revenues for on-site and off-site work of approximately $200.0 million to $250.0 million the five year base period;
·	revenue from these Fluor Hanford contracts should increase during fiscal year 2009 unless DOE budget cuts impact their funding due to the contract objectives of the engineering firm’s new contract;
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

·	we do not expect any impact or reduction to PFO’s operating capability from the sale of property at PFO;

·	we anticipate spending $164,000 in the remaining three months of 2008 to remediate the PFMI site, with the remainder over the next six years;
·	under our insurance contracts, we usually accept self-insured retentions, which we believe is appropriate for our specific business risks;
·	we believe we maintain insurance coverage adequate for our needs and which is similar to, or greater than the coverage maintained by other companies of our size in the industry;
·	in the event of a failure of AIG, this could materially impact our operations and our permits which we are required to have in order to operate our treatment, storage, and disposal facilities;
·	we do not expect future inflationary changes to differ materially from the last three years;
·	except for Michigan and Pittsburgh facilities, we have no current intention to close any of our facilities;
·	we do not anticipate making any further working capital adjustments on the sale of PFD;
·	an increase or decrease in demand for the existing disposal areas could significantly affect the actual disposal costs either positively or negatively;
·	as of the date of this report, we estimate receiving approximately $141,000 from the buyer in working capital adjustment from the sale of PFMD by the fourth quarter of 2008, subject to finalization;
·	we anticipate paying the remaining expenses relating to the sale of PFMD, PFTS, and PFD by the fourth quarter of 2008;
·
irrespective of the fact no amounts have been deposited into the escrow account, the parties have verbally agreed that the former shareholders of Nuvotec (including Mr. Ferguson, a member of our Board of Director) will pay to us $152,250 of the agreed penalty in satisfaction of their obligation under the indemnity provision in connection with the settlement with the EPA, subject to the execution of a definitive agreement;

·
if either buyer is unable to substitute its financial assurance for ours pursuant to the regulations, the appropriate regulatory authority could take action against the buyer, including, but not limited to action to limit or revoke its permit to operate the facility, and could take action against our bond including drawing down on our bond to remediate or close the facility in question, and would be limited to bringing legal action against the buyer for any losses we sustain or suffer as a result;

·
turmoil in the financial markets is straining the availability of credit which could limit our customers’ ability to obtain adequate financing which could decrease the demand for our services, thereby negatively impacting our results of operations;

·	consumers’ concerns of the recession period extending into 2009 could also reduce or halt their spending which could negatively impact our results of operations;
·	funding for certain governmental remediation projects at DOE and DOD sites could be cut off or curtailed thereby negatively impacting our results of operations and liquidity;
·	we anticipate that the material weakness at certain of our Industrial Segment will be remediated by December 31, 2008;
·
the Company expects SFAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions it consummates after the effective date;

·	the Company does not expect SAB No. 110 to materially impact its operations or financial position;
·	the Company does not expect the adoption of FSP FAS 142-3 to materially impact the Company’s financial position or results of operations;
·	the Company does not expect EITF 07-5 to materially impact the Company’s future consolidated financial statements;
·	the Company does not expect SFAS 161 to materially impact the Company’s future consolidated financial statements;
·	it is not expected that the FSP will materially impact the Company’s current disclosure process;
·	the implementation of SFAS No. 162 will not have a material impact on our consolidated financial position and results of operations;
·	it is not expected that FSP FAS 133-1 and FIN 45-4 will materially impact the Company’s disclosure process; and
·	we do not expect standards in SFAS 160 to materially impact the Company’s future consolidated financial statements.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors, which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

·	general economic conditions;
·	material reduction in revenues;
·	ability to meet PNC covenant requirements;
·	ability to collect in a timely manner a material amount of receivables;
·	increased competitive pressures;
·	ability to maintain and obtain required permits and approvals to conduct operations;
·	ability to develop new and existing technologies in the conduct of operations;
·	ability to retain or renew certain required permits;
·
discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;

·	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
·	increases in equipment, maintenance, operating or labor costs;
·	management retention and development;
·	financial valuation of intangible assets substantially different than expected;
·	the requirement to use internally generated funds for purposes not presently anticipated;
·	ability to continue to be profitable on an annualized basis;
·	ability of the Company to maintain the listing of its Common Stock on the NASDAQ;
·	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
·	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment; and
·	DOE obtaining the necessary funding to fund all work under its contracts.

The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview
We provide services through three reportable operating segments: Nuclear Waste Management Services Segment (“Nuclear Segment”), Consulting Engineering Services Segment (“Engineering Segment”), and Industrial Waste Management Services Segment (“Industrial Segment”). The Nuclear Segment provides treatment, storage, processing and disposal services of mixed waste (waste containing both hazardous and low-level radioactive materials) and low-level radioactive wastes, including research, development and on-site and off-site waste remediation. Our Engineering Segment provides a wide variety of environmental related consulting and engineering services to both industry and government. These services include oversight management of environmental restoration projects, air, soil, and water sampling, compliance reporting, emission reduction strategies, compliance auditing, and various compliance and training activities. Our Industrial Segment provides on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial waste and wastewater.

On September 26, 2008, our Board of Directors approved retaining our Industrial Segment facilities/operations at Perma-Fix of Fort Lauderdale, Inc. (“PFFL”), Perma-Fix of South Georgia (“PFSG”), and Perma-Fix of Orlando, Inc. (“PFO”). As previously disclosed, on May 18, 2007, our Board of Directors authorized the divestiture of our Industrial Segment. The decision to retain operations at PFFL, PFSG, and PFO within our Industrial Segment is based on our belief that these operations are self-sufficient, which should allow senior management the freedom to focus on growing our nuclear operations, while benefiting from the cash flow and growth prospects of these three facilities and the fact that we were unable in the current economic climate to obtain the values for these companies that we believe they are worth. In May 2007, our Industrial Segment met the held for sale criteria under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and therefore, certain assets and liabilities of the Industrial Segment were classified as discontinued operations in the Consolidated Balance Sheets, and we ceased depreciation of these facilities’ long-lived assets classified as held for sale. In accordance with SFAS No. 144, the long-lived assets were written down to fair value less anticipated selling costs and we recorded $6,367,000 in impairment charges (including $507,000 for PFO and $1,329,000 for PFSG recorded in the fourth quarter of 2007), which were included in “loss from discontinued operations, net of taxes” on our Consolidated Statement of Operations for the year ended December 31, 2007.

As a result of our Board of Directors approving the retention of our PFFL, PFO, and PFSG facilities/operations, we restated the condensed consolidated financial statements for all periods presented to reflect the reclassification of these three facilities/operations back into our continuing operations. During the third quarter of 2008, we classified one of the two properties at PFO as “net property and equipment held for sale” within our continued operations in the Consolidated Balance Sheets in accordance to SFAS No. 144. The Company plans to continue to market this property for sale. PFO has transferred its operating permit to the property not held for sale. We do not expect any impact or reduction to PFO’s operating capability from the sale of the property at PFO. We evaluated the fair value of PFO’s assets and as a result, recorded a credit of $507,000 related to the recovery of previous impairment charges for PFO, which is included in “Asset Impairment Recovery” on the Condensed Consolidated Statements of Operations for the quarter ended September 30, 2008. As the long-lived assets for PFFL, PFSG, and PFO, (excluding the property subject to sale at our PFO facility as described above), no longer meets the held for sale criteria under SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”, the long-lived assets for these facilities are reported individually at the lower of their respective carrying amount before they were initially classified as held for sale, adjusted for any depreciation expense that would have been recognized had these assets been continuously classified as held and used or the fair value at the date of the subsequent decision not to sell. As a result of our decision to retain PFFL, PFSG, and PFO facilities, we incurred incremental depreciation of $486,000, which is included in our Condensed Consolidated Statements of Operations for the three and nine months ended September, 30, 2008.

The third quarter of 2008 reflected a small revenue decrease of $317,000 or 1.9% from the same period of 2007. We saw revenue increases within our Engineering and Industrial Segment of $217,000 or 34.5% and $158,000 or 6.4%, respectively. Our Nuclear Segment saw a decrease of approximately $692,000 or 5.2%; however, revenue from our Perma-Fix Northwest Richland, Inc. (“PFNWR”) which we acquired in June 2007, saw an increase in revenue of $1,170,000 or 33.3% in the third quarter of 2008 as compared to the corresponding period of 2007. The decrease of revenue within our Nuclear Segment is primarily the result of reduction in the volume of waste receipts in both mixed waste and hazardous/non hazardous wastes. Revenue for the third quarter of 2008 from the Engineering Segment increased $217,000 or 34.5% to $846,000 from $629,000 for the same period of 2007. This increase is attributed mainly to an increase in average billable rate and number of billed hours. Industrial Segment revenue increased $158,000 or 6.4% due primarily to higher oil sales. This increase in revenue was partially offset by lower government revenue due to termination of a government contract in July 2007 at our PFSG facility. Gross profit for the Nuclear Segment as a percentage of revenue decreased to 25.3% from 30.5%. The decrease in gross profit was due primarily with the Nuclear Segment’s lower revenue and revenue mix. Our Engineering Segment’s gross profit increased approximately $116,000 or 50.2% due to increased revenue resulting from higher external billable hours at higher average hourly rate. Gross profit for our Industrial Segment increased $243,000 or 70.0% despite the incremental cost of goods sold depreciation of approximately $356,000 incurred in the third quarter resulting from the reclassification of PFFL, PFO, and PFSG facilities into continuing operations. This increase is primarily the result of higher margin oil revenues. SG&A for the quarter increased approximately $20,000. This increase is due primarily to the SG&A depreciation of approximately $130,000 incurred in the third quarter of 2008 resulting from the reclassification of the Industrial Segment facilities noted above into continuing operations as noted above. Excluding this depreciation expense, SG&A decreased approximately $110,000 or 2.3% as we continue our efforts in streamlining our costs. Our working capital position in the quarter continues to be negatively impacted by the acquisition of PFNWR in 2007 with payment of approximately $2.0 million in financial assurance coverage at our PFNWR facility; however, our working capital position has improved in 2008 with the sale of our PFMD, PFTS, and PFD facilities in the first and second quarter of 2008 and with the pay down of certain current liabilities resulting from the restructuring of our credit facility in the third quarter of 2008.

Outlook
Declining consumer confidence is now impacting the U.S. economy. Turmoil in the financial markets is straining the availability of credit which could limit our customers’ ability to obtain adequate financing which could decrease the demand for our services, thereby negatively impacting our results of operations. Consumers’ concerns of the recession period extending into 2009 could also reduce or halt their spending which could negatively impact our results of operations. In addition, a significant amount of our revenues within our Nuclear Segment stem from U.S. government contracts or subcontracts involving the U.S. government. With government deficit at an all time high and the urgency of our government to balance this budget in light of the uncertainty in the current economy, funding for certain governmental remedation projects at DOE and DOD sites could be cut off or curtailed thereby negatively impacting our results of operations and liquidity. The Company remains cautious of the future due to this heightened financial market turmoil.

Results of Operations
The reporting of financial results and pertinent discussions are tailored to three reportable segments: Nuclear, Engineering, and Industrial.

	Three Months Ending September 30,				Nine Months Ending September 30,
Consolidated (amounts in thousands)	2008	%	2007	%	2008	%	2007	%
Net revenues	$15,989	100.0	$16,306	100.0	$51,961	100.0	$48,452	100.0
Cost of goods sold	11,884	74.3	11,693	71.7	37,536	72.2	33,564	69.3
Gross profit	4,105	25.7	4,613	28.3	14,425	27.8	14,888	30.7
Selling, general and administrative	4,711	29.5	4,691	28.8	13,818	26.6	13,493	27.8
Asset impairment recovery	(507)	(3.2)	―	―	(507)	(1.0)	―	―
(Gain) loss on disposal of property and equipment	(2)	―	(13)	(.1)	139.3		99.2
(Loss) income from operations	$(97)	(.6)	$(65)	(.4)	$975	1.9	$1,296	2.7
Interest income	52.3		71.4		170.3		238.5
Interest expense	(231)	(1.4)	(482)	(3.0)	(917)	(1.8)	(964)	(2.0)
Interest expense-financing fees	(14)	(.1)	(48)	(.3)	(124)	(.2)	(143)	(.3)
other	―	―	(40)	(.2)	(5)	―	(55)	(.1)
(Loss) income from continuing operations before taxes	(290)	(1.8)	(564)	(3.5)	99.2		372.8
Income tax (benefit) expense	(14)	(.1)	(161)	(1.0)	3	―	23.1
(Loss) income from continuing operations	(276)	(1.7)	(403)	(2.5)	96.2		349.7
Preferred Stock dividends	―	―	―	―	―	―	―	―

Summary – Three and Nine Months Ended September 30, 2008 and 2007

Net Revenue
Consolidated revenues decreased $317,000 for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, as follows:

(In thousands)	2008 (1)	% Revenue	2007 (2)	% Revenue	Change	% Change
Nuclear
Government waste	$4,584	28.7	$4,543	27.9	$41	0.9
Hazardous/Non-hazardous	1,084	6.8	1,069	6.6	15	1.4
Other nuclear waste	2,621	16.4	4,032	24.7	(1,411)	(35.0)
LATA/Parallax	1,443	9.0	2,029	12.4	(586)	(28.9)
Fluor Hanford	2,787	17.4	1,538	9.4	1,249	81.2
Total	12,519	78.3	13,211	81.0	(692)	(5.2)

Industrial
Commercial waste	1,249	7.8	1,314	8.1	(65)	(4.9)
Government services	166	1.0	383	2.3	(217)	(56.7)
Oil Sales	1,209	7.6	769	4.7	440	57.2
Total	2,624	16.4	2,466	15.1	158	6.4

Engineering	846	5.3	629	3.9	217	34.5

Total	$15,989	100.0	$16,306	100.0	$(317)	(1.9)

(1) Our revenue from PFNWR facility which we acquired in June 2007 within our Nuclear Segment totaled $4,683,000. Revenue of $4,683,000 from PFNWR for the three months ended September 30, 2008 includes approximately $4,026,000 relating to wastes generated by the federal government, either directly or indirectly as a subcontractor to the federal government. Of the $4,026,000 in revenue, approximately $2,022,000 was from Fluor Hanford, a contractor to the federal government. Remaining $657,000 revenue consists of “other nuclear waste” revenue.

(2) Our revenue from PRNWR facility which we acquired in June 2007 within our Nuclear Segment totaled $3,513,000. Revenue of $3,513,000 from PFNWR for the three months ended September 30, 2007 includes approximately $2,127,000 relating to wastes generated by the federal government, either directly or indirectly as a subcontractor to the federal government. Of the $2,127,000 in revenue, approximately $939,000 was from Fluor Hanford, a contractor to the federal government. Remaining $1,386,000 revenue consists of “other nuclear waste” revenue.

The Nuclear Segment experienced $692,000 or 5.2% decrease in revenue for the three months ended September 30, 2008 over the same period in 2007. Revenue from government generators (which includes LATA/Parallax and Fluor Hanford) increased $704,000 or 8.7%. We saw an increase in revenue of $1,249,000 or 81.2% from Fluor Hanford due mainly to higher volume of waste received at our PFNWR facility. Revenue from LATA/Parallax decreased $586,000 or 28.9% due to significant progress made by LATA/Parallax in completing legacy waste removal actions as part of their clean-up project at Portsmouth for the Department of Energy (“DOE”). Revenue from remaining government wastes saw a slight increase of $41,000 or 0.9%. Hazardous and Non-hazardous waste had a slight increase of $15,000 or 1.4%. Other nuclear waste revenue decreased $1,411,000 or 35.0% due to lower volume of waste received. The backlog of stored waste within the Nuclear Segment at September 30, 2008 was $11,357,000, as compared to $14,646,000 as of December 31, 2007. This decrease in backlog of $3,289,000 reflects decrease in receipts that occurred in the third quarter. We expect waste backlog will continue to fluctuate in 2008 depending on the complexity of waste streams and the timing of receipts and processing of materials. The high levels of backlog material continue to position the segment well for increases in future processing material prospective. Revenue from our Industrial Segment increased $158,000 or 6.4% due primarily to higher average price per gallon in oil sale despite lower volume. We had a decrease of approximately 10.4% in volume with an increase in approximately 74.3% in average price per gallon for the quarter ended September 30, 2008 as compared to the corresponding period of 2007. This increase in revenue was offset by lower government revenue due to termination of a government contract in July 2007 at our PFSG facility. Revenue from the Engineering Segment increased approximately $217,000 or 34.5% as billability rate increased to 79.2% from 77.3%. External billed hours were up as was the average billing rate.

During the second quarter of 2008, our M&EC subsidiary was awarded a subcontract by a large environmental engineering firm (“the engineering firm”) to perform a portion of facility operations and waste management activities for the DOE Hanford, Washington site. The general contract awarded by the DOE to the engineering firm and our subcontract provide for a transition period from August 11, 2008 through September 30, 2008, a base period from October 1, 2008 through September 30, 2013 and an option period from October 1, 2013 through September 30, 2018. The subcontract is a cost plus award fee contract. Revenue related to this subcontract totaled approximately $127,000 (included in government revenue) for the transitional period ending September 30, 2008. On October 1, 2008, operations of this subcontract commenced at the DOE Hanford Site. We believe full operations under this subcontract will result in revenues for on-site and off-site work of approximately $200.0 million to $250.0 million over the five year based period. As of the date of this report, we have employed an additional 210 employees to service this subcontract, with potential staffing of 229 employees. This subcontract, as are most, if not all, contracts involving work relating to federal sites provide that the government or subcontractor may terminate or renegotiate the contract with us at any time for convenience or 30 days notice. We are currently evaluating the accounting method which will be used to report revenue under this subcontract in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

Consolidated revenues increased $3,509,000 for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, as follows:

(In thousands)	2008		% Revenue	2007		% Revenue	Change	% Change
Nuclear
Government waste	$10,881		20.9	$8,578		17.7	$2,303	26.8
Hazardous/Non-hazardous	2,861		5.5	4,236		8.8	(1,375)	(32.5)
Other nuclear waste	8,395		16.2	10,042		20.7	(1,647)	(16.4)
LATA/Parallax	4,287		8.2	7,167		14.8	(2,880)	(40.2)
Fluor Hanford	2,261	(1)	4.4	3,826	(2)	7.9	(1,565)	(40.9)
Acquisition - 6/07 (PFNWR)	12,825	(1)	24.7	4,711	(2)	9.7	8,114	172.2
Total	41,510		79.9	38,560		79.6	2,950	7.7

Industrial
Commercial waste	3,880		7.5	4,403		9.1	(523)	(11.9)
Government services	706		1.4	1,462		3.0	(756)	(51.7)
Oil Sales	3,328		6.4	2,289		4.7	1,039	45.4
Total	7,914		15.2	8,154		16.8	(240)	(2.9)

Engineering	2,537		4.9	1,738		3.6	799	46.0

Total	$51,961		100.0	$48,452		100.0	$3,509	7.2

(1) Revenue of $12,825,000 from PFNWR for the nine months ended September 30, 2008 includes approximately $10,778,000 relating to wastes generated by the federal government, either directly or indirectly as a subcontractor to the federal government. Of the $10,778,000 in revenue, approximately $4,401,000 was from Fluor Hanford, a contractor to the federal government. Revenue for the nine months ended September 30, 2008 from Fluor Hanford totaled approximately $6,662,000 or 12.8% of total consolidated revenue. Remaining revenue of $2,047,000 consists of “other nuclear waste” revenue

(2) Revenue of $4,711,000 from PFNWR for the nine months ended September 30, 2007 includes approximately $2,324,000 relating to wastes generated by the federal government, either directly or indirectly as a subcontractor to the federal government. Of the $2,324,000 in revenue, approximately $1,136,000 was from Fluor Hanford, a contractor to the federal government. Revenue for the nine months ended September 30, 2008 from Fluor Hanford totaled approximately $4,962,000 or 10.2% of total consolidated revenue. Remaining revenue consists of $2,387,000 “other nuclear waste” revenue.

The Nuclear Segment experienced approximately $2,950,000 or 7.7% increase in revenue for the nine months ended September 30, 2008 over the same period of 2007. Excluding the revenue of PFNWR facility, revenue from our Nuclear Segment decreased $5,164,000 or 15.3% over the same period of 2007. Revenue from government generators (which includes LATA/Parallax and Fluor Hanford), decreased $2,142,000 or 10.9% (excluding PFNWR government revenue of $10,778,000 and $2,324,000 for the nine months ended September 30, 2008 and September 30, 2007, respectively). We saw a decrease in revenue of $2,880,000 or 40.2% from LATA/Parallax due to significant progress made by LATA/Parallax in completing legacy waste removal actions as part of their clean-up project at Portsmouth for the Department of Energy. We also saw a significant decrease of approximately $1,565,000 or 40.9% in revenue from Fluor Hanford due to lower overall receipts. Revenue from remaining government wastes saw an increase of approximately $2,303,000 or 26.8% due to higher priced waste with reduced volume. Hazardous and Non-hazardous waste was down $1,375,000 or 32.5% due to lower volume of waste received at lower average prices per drum. We also had three large event projects in 2007, while none occurred in 2008. Other nuclear waste revenue saw a decreased of $1,647,000 or 16.4% as packaging and field service related revenue from LATA/Parallax Portsmouth contract from 2007 did not occur in 2008. Revenue from our Industrial Segment decreased $240,000 or 2.9% due primarily to lower government revenue resulting from termination of a government contract at our PFSG facility which occurred in July 2007. This decrease was offset by higher oil sale revenues at our PFFL facility. We saw an increase of approximately 48.2% in average price per gallon which compensated for the volume reduction of approximately 2.0% in the nine months ended September 30, 2008 as compared to the corresponding period of 2007. Engineering Segment increased approximately $799,000 or 46.0% as billability rate increased to 78.8% from 74.1%. External billed hours were up as was the average billing rate.

Cost of Goods Sold
Cost of goods sold increased $191,000 for the quarter ended September 30, 2008, compared to the quarter ended September 30, 2007, as follows:

		%		%
(In thousands)	2008	Revenue	2007	Revenue	Change
Nuclear	$6,805	86.8	$7,453	76.9	$(648)
Acquisition - 6/07 (PFNWR)	2,546	54.4	1,723	49.0	823
Engineering	499	59.0	398	63.3	101
Industrial	2,034	77.5	2,119	85.9	(85)
Total	$11,884	74.3	$11,693	71.7	$191

The Nuclear Segment’s cost of goods sold for the three months ended September 30, 2008 increased $175,000 or 1.9% (including PFNWR), as compared to the corresponding period of 2007. However, costs as a percentage of revenue were up approximately 5.2% due to revenue mix as processing and materials expense was up despite lower volume processed and disposed of. Our Industrial Segment costs decreased despite additional depreciation expenses of approximately $356,000 incurred in the quarter as result of the reclassification of PFFL, PFO, and PFSG facilities as continuing operations. This decrease reflects both a reduction in government waste receipts processed as well as product mix. The government contract which was terminated in July 2007 at our PFSG facility included low margin wastes. Engineering Segment costs increased approximately $101,000 due to higher revenue. Included within cost of goods sold is depreciation and amortization expense of $1,423,000 and $1,081,000 for the three months ended September 30, 2008, and 2007, respectively.

Cost of goods sold increased $3,972,000 for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, as follows:

		%		%
(In thousands)	2008	Revenue	2007	Revenue	Change
Nuclear	$22,103	77.1	$22,899	67.7	$(796)
Acquisition - 6/07 (PFNWR)	8,128	63.4	2,556	54.3	5,572
Engineering	1,606	63.3	1,173	67.5	433
Industrial	5,699	72.0	6,936	85.1	(1,237)
Total	$37,536	72.2	$33,564	69.3	$3,972

We saw a decrease in cost of goods sold of approximately $796,000 or 3.5% in the Nuclear Segment, excluding the costs of goods sold of our PFNWR facility. This decrease is due to lower revenue, volume processed, and disposed of at our Nuclear Segment facilities (excluding PFNWR). Our Industrial Segment costs decreased despite additional depreciation expenses of approximately $356,000 incurred in the quarter as result of the reclassification of PFFL, PFO, and PFSG facilities as continuing operations. This decrease reflects the reduction in government revenue as a government contract at our PFSG facility was terminated in July 2007. The Engineering Segment’s cost of goods sold saw an increase of approximately $433,000 due to higher revenue. Included within cost of goods sold is depreciation and amortization expense of $3,607,000 and $2,818,000 for the nine months ended September 30, 2008, and 2007, respectively.

Gross Profit
Gross profit for the quarter ended September 30, 2008, decreased $508,000 over 2007, as follows:

(In thousands)	2008	% Revenue	2007	% Revenue	Change
Nuclear	$1,031	13.2	$2,245	23.1	$(1,214)
Acquisition - 06/07 (PFNWR)	2,137	45.6	1,790	51.0	347
Engineering	347	41.0	231	36.7	116
Industrial	590	22.5	347	14.1	243
Total	$4,105	25.7	$4,613	28.3	$(508)

We saw a decrease of approximately $867,000 or 21.5% in our Nuclear Segment (including PFNWR) for the three months ended September 30, 2008 as compared to the corresponding period of 2007. This decrease in gross profit was due mainly to lower revenue and lower margin waste. The decrease in gross margin as a percent of sales was due to the revenue mix received and processed as we had a higher mix of lower margin waste which required higher material costs to process this quarter as compared to the corresponding period of 2007. The Industrial Segment gross profit increased $243,000 despite depreciation incurred in the third quarter of 2008 due to reclassification of PFFL, PFO, and PFSG into continuing operations as discussed above. This increase in gross profit was also favorably impacted by the higher average price per gallon in oil sale despite lower volume at our PFFL facility. The Engineering Segment gross profit increased approximately $116,000 or 50.2% due to increased revenue due to higher external billable hours at higher average hourly rate.

Gross profit for the nine months ended September 30, 2008, decreased $463,000 over 2007, as follows:

(In thousands)	2008	% Revenue	2007	% Revenue	Change
Nuclear	$6,582	22.9	$10,949	32.3	$(4,367)
Acquisition - 6/07 (PFNWR)	4,697	36.6	2,156	45.8	2,541
Engineering	931	36.7	565	32.5	366
Industrial	2,215	28.0	1,218	14.9	997
Total	$14,425	27.8	$14,888	30.7	$(463)

Excluding the gross profit of PFNWR, we saw a decrease of approximately $4,367,000 or 39.9% in our Nuclear Segment for the nine months ended September 30, 2008 as compared to the corresponding period of 2007. This decrease in gross profit and gross margin was due to reduced revenues and lower margin waste processed. The Industrial Segment saw an increase of $997,000 or 81.6%. This increase is due to higher average price per gallon in oil sale in addition to the higher margin wastes treated. The Engineering Segment gross profit increased approximately $366,000 or 64.8% due to increased revenue due to higher external billable hours at higher average hourly rate.

Selling, General and Administrative
Selling, general, and administrative (“SG&A”) expenses increased $20,000 for the three months ended September 30, 2008, as compared to the corresponding period for 2007, as follows:

		%		%
(In thousands)	2008	Revenue	2007	Revenue	Change
Administrative	$1,423	¾	$1,363	¾	$60
Nuclear	1,538	19.6	1,880	19.4	(342)
Acquisition 6/07 (PFNWR)	772	16.5	657	18.7	115
Engineering	177	20.9	161	25.6	16
Industrial	801	30.5	630	25.5	171
Total	$4,711	29.5	$4,691	28.8	$20

Overall SG&A increased approximately $20,000 or 0.4% for the three months ended September 30, 2008, as compared to the corresponding period of 2007. The increase in administrative SG&A of approximately $60,000 for the three months ended September 30, 2008 as compared to the corresponding period of 2007 was the result of higher stock option expense as the Company granted stock options to certain officers and employees in August 2008 which did not occur in 2007 and higher legal and consulting expenses relating to usual corporate matters. This increase was offset by lower director stock option expenses as the number of options granted to our outside directors was lower in August 2008 as compared to August 2007. In addition, we had severance expenses for a corporate employee in 2007 which did not exist in 2008. Nuclear Segment SG&A (including PFNWR) was down approximately $227,000 due mainly to lower payroll, commission, and travel related expenses as overall revenue was down in the quarter and we continue to streamline our costs. The Engineering Segment’s SG&A expense increased approximately $16,000 primarily due to increase in payroll expenses in 2008. This increase was offset by lower bad debt expense. The Industrial Segment’s SG&A increased approximately $171,000 due mainly to incremental depreciation of approximately $130,000 resulting from reclassification of PFFL, PFO, and PFSG into continuing operations. Included in SG&A expenses is depreciation and amortization expense of $156,000 and $37,000 for the three months ended September 30, 2008, and 2007, respectively.

SG&A expenses increased $325,000 for the nine months ended September 30, 2008, as compared to the corresponding period for 2007, as follows:

		%		%
(In thousands)	2008	Revenue	2007	Revenue	Change
Administrative	$4,077	¾	$4,167	¾	$(90)
Nuclear	4,988	17.4	5,876	17.4	(888)
Acquisition 6/07 (PFNWR)	2,150	16.8	853	18.1	1,297
Engineering	498	19.6	403	23.2	95
Industrial	2,105	26.6	2,194	26.9	(89)
Total	$13,818	26.6	$13,493	27.8	$325

Excluding the SG&A of our PFNWR facility, our Nuclear Segment SG&A decreased approximately $888,000 or 15.1% for the nine month ended September 30, 2008 as compared to the corresponding period of 2007. The decrease within the Nuclear Segment (excluding PFNWR) was due primarily to lower payroll, commission, travel related expenses and general expenses as revenue is down from prior year and we continue to streamline our costs. The decrease in administrative SG&A of approximately $90,000 for the nine months ended September 30, 2008 as compared to the corresponding period of 2007 was the result of lower consulting and facility review services related to the divestiture of the Industrial Segment incurred predominately in 2007. In addition, payroll related expenses were down resulting from lower bonus/incentive due to company performance and our 401k match was down due to the forfeiture of the Company’s match portion for the Industrial Segment employees who left the Company due to the divestitures. This decrease was offset by higher stock option expenses related to stock options granted to certain officers and employees in August 2008 which did not occur in 2007. The Industrial SG&A decreased primarily due to lower payroll related expenses as we continue to streamline costs within the segment. This decrease was offset by the incremental depreciation expense incurred in the third quarter of 2008 as a result of the reclassification of PFO, PFFL, and PFSG into continuing operations. The Engineering Segment’s increase of approximately $95,000 primarily due to increase in payroll related expenses. This increase was offset by lower bad debt expense. Included in SG&A expenses is depreciation and amortization expense of $209,000 and $152,000 for the nine months ended September 30, 2008, and 2007, respectively.

Loss (Gain) on disposal of Property and Equipment
The decrease of approximately $9,000 in gain on disposal of property and equipment in the three months ended September 2008 as compared to the corresponding period of 2007 is due mainly to sale of assets at our PFO facility in the third quarter of 2007. This gain was offset by loss incurred from disposal of idle equipments at our PFSG facility in the third quarter of 2007. In the third quarter of 2008, the small gain of approximately $2,000 is due to equipment sale at our PFO facility. The increase in loss on disposal of property and equipment for the nine months ended September 30, 2008 as compared to the corresponding period of 2007 is due mainly to disposal of idle equipment at our DSSI facility in the second quarter of 2008. During the nine months ended September 30, 2007, we also incurred loss due to disposal of idle equipments mainly at our PFFL facility.

Interest Income
Interest income decreased $19,000 and $68,000 for the three and nine months ended September 30, 2008, as compared to the same period ended September 30, 2007, respectively. The decrease for the three months ended is primarily the result of lower interest earned on the finite risk sinking fund due to lower interest rate. The decrease for the nine months is primarily due to interest earned from excess cash in a sweep account which the Company had in the first six months of 2007 which did not exist in the same periods of 2008. The excess cash the Company had in 2007 was the result of warrants and option exercises from the latter part of 2006.

Interest Expense
Interest expense decreased $251,000 and $47,000 for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding period of 2007.

	Three Months			Nine Months
(In thousands)	2008	2007	Change	2008	2007	Change
PNC interest	$127	$220	$(93)	$348	$467	$(119)
Other	104	262	(158)	569	497	72
Total	$231	$482	$(251)	$917	$964	$(47)

The decrease in interest expense for the three months ended September 30, 2008 as compared to the corresponding period of 2007 is due primarily to the reduction in term loan balance and the payoff of our term note from proceeds received from the sale of our three Industrial Segment, PFTS, PFD, and PFMD. In addition, our interest expense payable to the IRS on certain promissory note and installment agreement at our M&EC facility were lower due to reduced principal and interest rate in the third quarter of 2008. The decrease in interest expense for the nine months ended September 30, 2008 as compared to the corresponding period is due primarily to the reduction in term loan balance and the payoff of our term note from proceeds received from the sale of our three Industrial Segment, PFTS, PFD, and PFMD, in addition to the lower interest expense payable to the IRS at our M&EC facility as noted above. These decreases were offset by interest on external debt incurred resulting from the acquisition of our PFNWR facility in June 2007.

Interest Expense - Financing Fees
Interest expense-financing fees decreased approximately $34,000 and $19,000 for the three and nine months period ended September 30, 2008, as compared to the corresponding period of 2007. The decrease for the three and nine months ended September 30, 2008 is primarily the result of monthly amortized financing fees associated with PNC revolving credit and term note for our original debt and subsequent amendments which were fully amortized by May 2008. This decrease was offset by financing fees paid to PNC for Amendment No. 12 and amortized monthly over the terms of the amendment starting August 2008 and ending September 30, 2009.

Discontinued Operations and Divestitures
Our discontinued operations encompass our PFMD, PFD, and PFTS facilities within our Industrial Segment, as well as two previously shut down locations, Perma-Fix of Pittsburgh (“PFP”) and Perma-Fix of Michigan (“PFMI”), two facilities which were approved as discontinued operations by our Board of Directors effective November 8, 2005, and October 4, 2004, respectively.

On January 8, 2008, we sold substantially all of the assets of PFMD within our Industrial Segment, pursuant to the terms of an Asset Purchase Agreement, dated January 8, 2008. In consideration for such assets, the buyer paid us $3,811,000 (purchase price of $3,825,000 less closing costs) in cash at the closing and assumed certain liabilities of PFMD. The cash consideration is subject to certain working capital adjustments during 2008. Pursuant to the terms of our credit facility, $1,400,000 of the proceeds received was used to pay down our term loan, with the remaining funds used to pay down our revolver. As of the September 30, 2008, we have sold approximately $3,100,000 of PFMD’s assets, which excludes approximately $10,000 of restricted cash. The buyer assumed liabilities in the amount of approximately $1,108,000. As of September 30, 2008, expenses relating to the sale of PFMD totaled approximately $131,000, of which $3,000 was incurred in the third quarter of 2008. As of September 30, 2008, we have paid $128,000 of the expenses relating to the sale of PFMD, of which $78,000 was paid in the third quarter of 2008. We anticipate paying the remaining expenses by the end of the fourth quarter of 2008. As of September 30, 2008, the gain on the sale of PFMD totaled approximately $1,750,000 (net of taxes of $78,000), which includes $141,000 in working capital adjustments we estimate receiving from the buyer in the fourth quarter of 2008. This estimated $141,000 in working capital adjustment is subject to finalization in the fourth quarter of 2008. The gain is recorded separately on the Consolidated Statement of Operations as “Gain on disposal of discontinued operations, net of taxes”.

On March 14, 2008, we completed sale of substantially all of the assets of PFD within our Industrial Segment, pursuant to the terms of an Asset Purchase Agreement, dated March 14, 2008, for approximately $2,143,000 in cash, subject to certain working capital adjustments after the closing, plus the assumption by the buyer of certain of PFD’s liabilities and obligations. We received cash of approximately $2,139,000 at closing, which was net of certain closing costs. The proceeds received were used to pay down our term loan. As of September 30, 2008, we have sold approximately $3,103,000 of PFD’s assets. The buyer assumed liabilities in the amount of approximately $1,635,000. As of September 30, 2008, expenses relating to the sale of PFD totaled approximately $198,000, of which $1,000 was incurred in the third quarter of 2008. As of September 30, 2008, we have paid $197,000 of the expenses relating to the sale of PFD, of which $169,000 was paid in the third quarter of 2008. We anticipate paying the remaining expenses by the fourth quarter of 2008. As of September 30, 2008, our gain on the sale of PFD totaled approximately $265,000, net of taxes of $0, which includes a working capital adjustment of approximately $209,000 paid to the buyer in the second quarter of 2008. We do not anticipate making any further working capital adjustments on the sale of PFD. The gain is recorded separately on the Consolidated Statement of Operations as “Gain on disposal of discontinued operations, net of taxes”.

On May 30, 2008, we completed sale of substantially all of the assets of PFTS within our Industrial Segment, pursuant to the terms of an Asset Purchase Agreement, dated May 14, 2008 as amended by a First Amendment dated May 30, 2008. In consideration for such assets, the buyer paid us $1,468,000 (purchase price of $1,503,000 less certain closing/settlement costs) in cash at closing and assumed certain liabilities of PFTS. The cash consideration is subject to certain working capital adjustments after closing. Pursuant to the terms of our credit facility, the proceeds received were used to pay down our term loan with the remaining funds used to pay down our revolver. As of September 30, 2008, we had sold approximately $1,861,000 of PFTS’s assets. The buyer assumed liabilities in the amount of approximately $996,000. As of September 30, 2008, expenses relating to the sale of PFTS totaled approximately $173,000, of which $8,000 was incurred in the third quarter of 2008. As of September 30, 2008, we have paid $129,000 of the expenses relating to the sale of PFD, all of which were paid in the third quarter of 2008. We anticipate paying the remaining expenses by the fourth quarter of 2008. As of September 30, 2008, our gain on the sale of PFTS totaled approximately $294,000, net of taxes of $0, which includes a $135,000 final working capital adjustment paid to the buyer in July 2008. The gain is recorded separately on the Consolidated Statement of Operations as “Gain on disposal of discontinued operations, net of taxes”.

Our discontinued operations generated revenues of $0 and $3,195,000 for the three and nine months ended September 30, 2008, respectively, as compared to $5,494,000 and $15,192,000 the corresponding period of 2007 and had net operating loss of $159,000 and $1,218,000 for the three and nine months ended September 30, 2008, respectively, as compared to net operating loss of $1,549,000 and 2,163,000 for the corresponding period of 2007.

Assets and liabilities related to discontinued operations total $843,000 and $3,233,000 as of September 30, 2008, respectively and $8,626,000 and $9,037,000 as of December 31, 2007, respectively.

Non Operational Facilities
The Industrial Segment includes two previously shut-down facilities which were presented as discontinued operations in prior years. These facilities include Perma-Fix of Pittsburgh (PFP) and Perma-Fix of Michigan (PFMI). Our decision to discontinue operations at PFP was due to our reevaluation of the facility and our inability to achieve profitability at the facility. During February 2006, we completed the remediation of the leased property and the equipment at PFP, and released the property back to the owner. Our decision to discontinue operations at PFMI was principally a result of two fires that significantly disrupted operations at the facility in 2003, and the facility’s continued drain on the financial resources of our Industrial Segment. As a result of the discontinued operations at the PFMI facility, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006. In September 2006, PFMI signed a Corrective Action Consent Order with the State of Michigan, requiring performance of studies and development and execution of plans related to the potential clean-up of soils in portions of the property. The level and cost of the clean-up and remediation are determined by state mandated requirements. Upon discontinuation of operations in 2004, we engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs. Based upon this analysis, we estimated the cost of this environmental closure and remediation liability to be $2,464,000. During 2006, based on state-mandated criteria, we re-evaluated our required activities to close and remediate the facility, and during the quarter ended June 30, 2006, we began implementing the modified methodology to remediate the facility. As a result of the reevaluation and the change in methodology, we reduced the accrual by $1,182,000. We have spent approximately $717,000 for closure costs since September 30, 2004, of which $14,000 has been spent during the nine months of 2008 and $81,000 was spent during 2007. In the 4th quarter of 2007, we reduced our reserve by $9,000 as a result of our reassessment of the cost of remediation. We have $550,000 accrued for the closure, as of September 30, 2008, and we anticipate spending $164,000 in the remaining three months of 2008 with the remainder over the next six years. Based on the current status of the Corrective Action, we believe that the remaining reserve is adequate to cover the liability.

As of September 30, 2008, PFMI has a pension payable of $1,129,000. The pension plan withdrawal liability is a result of the termination of the union employees of PFMI. The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST. The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period. This obligation is recorded as a long-term liability, with a current portion of $171,000 that we expect to pay over the next year.

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

At September 31, 2008, we had cash of $91,000. The following table reflects the cash flow activities during the first nine months of 2008.

(In thousands)	2008
Cash provided by continuing operations	$4,611
Gain on disposal of discontinued operations	(2,309)
Cash used in discontinued operations	(997)
Cash used in investing activities of continuing operations	(4,824)
Proceeds from sale of discontinued operations	6,620
Cash provided by investing activities of discontinued operations	42
Cash used in financing activities of continuing operations	(2,932)
Principal repayment of long-term debt for discontinued operations	(238)
Decrease in cash	$(27)

We are in a net borrowing position and therefore attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense. We utilize a centralized cash management system, which includes remittance lock boxes and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility or the Money Market account, if applicable. The cash balance September 30, 2008, primarily represents minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities
Accounts receivable, net of allowances for doubtful accounts, totaled $8,541,000, a decrease of $6,420,000 over the December 31, 2007, balance of $14,961,000. The Nuclear Segment experienced a decrease of approximately $6,635,000 as a result of improved collection efforts. The Engineering Segment experienced an increase of approximately $51,000 due mainly to increased revenue. The Industrial Segment experienced an increase of approximately $164,000 due mainly to combination of increase in revenue in certain facilities offset by reduction in collection in other facilities.

Unbilled receivables are generated by differences between invoicing timing and the percentage of completion methodology used for revenue recognition purposes. As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue. We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as, the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables. The timing differences occur for several reasons: Partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal. The difference also occurs due to our end disposal sites requirement of pre-approval prior to our shipping waste for disposal and our contract terms with the customer that we dispose of the waste prior to invoicing. These delays usually take several months to complete. As of September 30, 2008, unbilled receivables totaled $14,947,000, an increase of $742,000 from the December 31, 2007, balance of $14,205,000. Our unbilled receivable includes approximately $127,000 in current unbilled receivable related to the subcontract awarded to our M&EC facility by the engineering firm in the cleanup of the central portion of the Hanford Site (see “ - Known Trends and Uncertainties – Significant Customers”). The delays in processing invoices, as mentioned above, usually take several months to complete but are normally considered collectible within twelve months. However, as we now have historical data to review the timing of these delays, we realize that certain issues, including but not limited to delays at our third party disposal site, can exacerbate collection of some of these receivables greater than twelve months. Therefore, we have segregated the unbilled receivables between current and long term. The current portion of the unbilled receivables as of September 30, 2008 is $11,286,000, an increase of $853,000 from the balance of $10,433,000 as of December 31, 2007. The long term portion as of September 30, 2008 is $3,661,000, a decrease of $111,000 from the balance of $3,772,000 as of December 31, 2007.

As of September 30, 2008, total consolidated accounts payable was $6,606,000, an increase of $699,000 from the December 31, 2007, balance of $5,907,000. The increase is the result of our continued efforts to manage payment terms with our vendors to maximize our cash position throughout all segments. Accounts payable can increase in conjunction with decreases in accrued expenses depending on the timing of vendor invoices.

Accrued expenses as of September 30, 2008, totaled $10,514,000, an increase of $532,000 over the December 31, 2007, balance of $9,982,000. Accrued expenses are made up of accrued compensation, interest payable, insurance payable, certain tax accruals, and other miscellaneous accruals. The increase is primarily due to commission payable due to increased revenue and penalty payable to the EPA relating the NOV at our PFNWR facility See “Certain Legal Matters: Perma-Fix Northwest Richland, Inc. (“PFNWR” - f/k/a Pacific EcoSolutions, Inc – “PEcoS”) in this Management’s and Discussion Analysis section.

Disposal/transportation accrual as of September 30, 2008, totaled $6,818,000, a decrease of $32,000 over the December 31, 2007 balance of $6,850,000. The decrease is mainly attributed to decreased revenue in our Nuclear Segment. This decrease was offset by increased disposal accrual related to legacy waste at PFNWR facility.

Our working capital position at September 30, 2008 was a negative $7,541,000, which includes working capital of our discontinued operations, as compared to a negative working capital of $17,154,000 as of December 31, 2007. The improvement in our working capital is primarily the result of the reclassification of our indebtedness to certain of our lenders from current (less current maturities) to long term in the first quarter of 2008 due to the Company meeting its fixed charge coverage ratio, pursuant to our loan agreement, as amended, in the first quarter of 2008. We have continued to meet our fixed charge coverage ratio in the second and third quarters of 2008. As previously disclosed, the Company failed to meet its fixed charge coverage ratio as of December 31, 2007 and as a result we were required under generally accepted accounting principles to reclassify debt under our credit facility with PNC and debt payable to KeyBank National Association, due to a cross default provision from long term to current as of December 31, 2007. Our working capital in 2008 was also impacted by the annual cash payment to the finite risk sinking fund of $1,004,000, our payments of approximately $3,700,000 in financial assurance coverage for our PFNWR facility, capital spending of approximately $859,000, the reclass of approximately $833,000 in principal balance on the shareholder note resulting from the acquisition of PFNWR in June from long term to current, and the payments against the long term portion of our term note of approximately $4,500,000 in proceeds received from sale of PFMD, PFD, and PFTS.

Investing Activities
Our purchases of capital equipment for the nine months ended September 30, 2008, totaled approximately $859,000 of which $830,000 and $29,000 was for our continuing and discontinued operations, respectively. Of the total capital spending, $20,000 was financed for our continuing operations, resulting in total net purchases of $839,000 funded out of cash flow ($810,000 for continuing operations and $29,000 for our discontinued operations). These expenditures were for expansion and improvements to the operations principally within the Nuclear Segment. These capital expenditures were funded by the cash provided by operations. We have budgeted capital expenditures of approximately $3,100,000 for fiscal year 2008 for our operating segments to expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements. We expect to fund these capital expenditures through our operations. Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether. We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount. The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects. We anticipate funding these capital expenditures by a combination of lease financing and internally generated funds.

In June 2003, we entered into a 25-year finite risk insurance policy with AIG (see “Part II, Item 1A. - Risk Factors” for certain potential risk related to AIG), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations. The policy provides a maximum $35 million of financial assurance coverage of which the coverage amount totals $32,552,000 at September 30, 2008, and has available capacity to allow for annual inflation and other performance and surety bond requirements. In the third quarter of 2008, we increased our assurance coverage by $1,673,000 due to a revision to our DSSI facility hazardous waste permit. Our finite risk insurance policy required an upfront payment of $4.0 million, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account. In February 2008, we paid our fifth of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium. As of September 30, 2008, we have recorded $6,886,000 in our sinking fund on the balance sheet, which includes interest earned of $697,000 on the sinking fund as of September 30, 2008. Interest income for the three and nine months ended September 30, 2008, was $33,000 and $122,000, respectively. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, the Insurer will pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with AIG (see “Part II, Item 1A. - Risk Factors” for certain potential risk related to AIG), which we acquired in June 2007. The policy provides an initial $7.8 million of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8.2 million. The policy will renew automatically on an annual basis at the end of the four year term and will not be subject to any renewal fees. The policy requires total payment of $4.4 million, consisting of an annual payment of $1.4 million, and two annual payments of $1.5 million, starting July 31, 2007. In July 2007, we paid the first of our three annual payments of $1.4 million, of which $1.1 million represented premium on the policy and the remaining $258,000 was deposited into a sinking fund account. Each of the two remaining $1.5 million payments will consist of $176,000 in premium with the remaining $1.3 million to be deposited into a sinking fund. In July 2008, we paid the second of the two remaining payments. As part of the acquisition of PFNWR facility in June 2007, we have a large disposal accrual related to the legacy waste at the facility of approximately $4,696,000 as of September 30, 2008. We anticipate disposal of this legacy waste by March 31, 2009. In connection with this waste, we are required to provide financial assurance coverage of approximately $2.8 million, consisting of five equal payment of approximately $550,604, which will be deposited into a sinking fund. We have made four of the five payments as of September 30, 2008, with the final payment payable by November 30, 2008. As of September 30, 2008, we have recorded $3,853,000 in our sinking fund on the balance sheet, which includes interest earned of $49,000 on the sinking fund as of September 30, 2008. Interest income for the three and nine months ended September 30, 2008, was $19,000 and $44,000, respectively.

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

Financing Activities
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank, as amended. The Agreement provides for a term loan ("Term Loan") in the amount of $7,000,000, which requires monthly installments of $83,000 with the remaining unpaid principal balance due on December 22, 2005. The Agreement also provides for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended. The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary. As of September 30, 2008, the excess availability under our Revolving Credit was $3,729,000 based on our eligible receivables.

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

On August 4, 2008, we entered into Amendment No. 12 with PNC. Pursuant to Amendment No. 12, PNC renewed and extended our credit facility by increasing our term loan back up to $7.0 million from the current principal outstanding balance of $0, with the revolving line of credit remaining at $18,000,000. Under Amendment No. 12, the due date of the $25 million credit facility is extended through July 31, 2012. The Term Loan continues to be payable in monthly installments of approximately $83,000, plus accrued interest, with the remaining unpaid principal balance and accrued interest, payable by July 31, 2012. Pursuant to the Amendment No. 12, we may terminate the agreement upon 90 days’ prior written notice upon payment in full of the obligation. We agreed to pay PNC 1% of the total financing fees in the event we pay off our obligations on or prior to August 4, 2009 and 1/2% of the total financing fees if we pay off our obligations on or after August 5, 2009 but prior to August 4, 2010. No early termination fee shall apply if we pay off our obligation after August 5, 2010. As part of Amendment No. 12, we agreed to grant mortgages to PNC as to certain of our facilities not previously granted to PNC under the Agreement. Amendment No. 12 also terminated the $2,000,000 of availability pursuant to Amendment No. 11 noted above in its entirety. All other terms and conditions to the credit facility remain principally unchanged. The $7.0 million in loan proceeds was used to reduce our revolver balance and our current liabilities. As a condition of Amendment No. 12, we agreed to pay PNC a fee of $120,000.

In conjunction with our acquisition of M&EC, M&EC issued a promissory note for a principal amount of $3.7 million to Performance Development Corporation (“PDC”), dated June 25, 2001, for monies advanced to M&EC for certain services performed by PDC. The promissory note is payable over eight years on a semiannual basis on June 30 and December 31. The note is due on December 31, 2008, with the final principal repayment of $235,000 to be made by December 31, 2008. Interest is accrued at the applicable law rate (“Applicable Rate”) pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986 as amended (7.0% on September 30, 2008) and payable in one lump sum at the end of the loan period. On September 30, 2008, the outstanding balance was $2,421,000 including accrued interest of approximately $2,186,000. PDC has directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC's obligations under its installment agreement with the IRS.

Additionally, M&EC entered into an installment agreement with the Internal Revenue Service (“IRS”) for a principal amount of $923,000 effective June 25, 2001, for certain withholding taxes owed by M&EC. The installment agreement is payable over eight years on a semiannual basis on June 30 and December 31. The agreement is due on December 31, 2008, with final principal repayments of approximately $53,000 to be made by December 31, 2008. Interest is accrued at the Applicable Rate, and is adjusted on a quarterly basis and payable in lump sum at the end of the installment period. On September 30, 2008, the rate was 7.0%. On September 30, 2008, the outstanding balance was $584,000 including accrued interest of approximately $531,000.

In conjunction with our acquisition of Nuvotec (n/k/a Perma-Fix of Northwest, Inc. - “PFNW”) and PEcoS (n/k/a Perma-Fix of Northwest Richland, Inc. - “PFNWR”), which was completed on June 13, 2007, we entered into a promissory note for a principal amount of $4.0 million to KeyBank National Association, dated June 13, 2007, which represents debt assumed by us as result of the acquisition. The promissory note is payable over a two years period with monthly principal repayment of $160,000 starting July 2007 and $173,000 starting July 2008, along with accrued interest. Interest is accrued at prime rate plus 1.125%. On September 30, 2008, the outstanding principal balance was $1,598,000. This note is collateralized by the assets of PFNWR as agreed to by PNC Bank and the Company.

Additionally, in conjunction with our acquisition of PFNW and PFNWR, we agreed to pay shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2.5 million, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011. Interest is accrued on outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011. Interest paid as of September 30, 2008 totaled $216,000. Interest accrued as of September 30, 2008 totaled $52,000.

In summary, the reclassification of debts (less current maturities) due to certain of our lenders resulting from our compliance of our fixed charge coverage ratio in the first quarter of 2008 back to long term from current has improved our working capital position as of September 30, 2008. In addition, cash received from the sale of substantially all of the assets of PFMD and PFD (net of collateralized portion held by our credit facility) in the first quarter of 2008 and the sale of substantially all of the assets of PFTS in the second quarter of 2008, was used to pay off our term note and reduce our revolver balance. The acquisition of PFNW and PFNWR in June 2007 continues to negatively impact our working capital as we continue to draw funds from our revolver to make payments on debt that we assumed as well as financial assurance payments requirement resulting from legacy wastes assumed from the acquisition. We continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions in the Nuclear Segment. We have restructured our credit facility with our lender to better support the future needs of the Company. We believe that our cash flows from operations and our available liquidity from our line of credit are sufficient to service the Company’s current obligations.

Contractual Obligations
The following table summarizes our contractual obligations at September 30, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

		Payments due by period
Contractual Obligations	Total	2008	2009- 2011	2012 - 2013	After 2013
Long-term debt	$15,109	$1,126	$6,906	$7,077	$	¾
Interest on long-term debt (1)	3,131	2,718	413	¾		—
Interest on variable rate debt (2)	1,962	176	1,555	231		¾
Operating leases	2,251	284	1,669	298		¾
Finite risk policy (3)	6,087	551	4,532	1,004		¾
Pension withdrawal liability (4)	1,129	—	574	483		72
Environmental contingencies (5)	2,082	277	1,103	431		271
Purchase obligations (6)	—	—	—	—		—
Total contractual obligations	$31,751	$5,132	$16,752	$9,524		$343

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

(5)
The environmental contingencies and related assumptions are discussed further in the Environmental Contingencies section of this Management’s Discussion and Analysis, and are based on estimated cash flow spending for these liabilities. The environmental contingencies noted are for Perma-Fix of Michigan, Inc., Perma-Fix of Memphis, Inc., Perma-Fix of South Georgia, Inc., and Perma-Fix of Dayton, Inc., which are the financial obligations of the Company. The environmental liability, as it relates to the remediation of the EPS site assumed by the Company as a result of the original acquisition of the PFD facility, was retained by the Company upon the sale of PFD in March 2008.

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

Allowance for Doubtful Accounts. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that are uncollectible. We regularly review all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balances that are uncollectible. Specific accounts that are deemed to be uncollectible are reserved at 100% of their outstanding balance. The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for balances 91-120 days and 40% for balances over 120 days aged), based on a historical valuation, that allows us to calculate the total reserve required. This allowance was approximately 0.3% of revenue for 2007 and 1.3%, of accounts receivable for 2007. Additionally, this allowance was approximately 0.3% of revenue for 2006 and 2.0% of accounts receivable for 2006.

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

Property and Equipment
Property and equipment expenditures are capitalized and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes, while accelerated depreciation methods are principally used for income tax purposes. Generally, annual depreciation rates range from ten to forty years for buildings (including improvements and asset retirement costs) and three to seven years for office furniture and equipment, vehicles, and decontamination and processing equipment. Leasehold improvements are capitalized and amortized over the lesser of the term of the lease or the life of the asset. Maintenance and repairs are charged directly to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss from sale or retirement is recognized in the accompanying consolidated statements of operations. Renewals and improvements, which extend the useful lives of the assets, are capitalized. We include within buildings, asset retirement obligations, which represents our best estimates of the cost to close, at some undetermined future date, our permitted and/or licensed facilities.

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

On September 26, 2008, our Board of Directors approved retaining our Industrial Segment facilities/operations at Perma-Fix of Fort Lauderdale, Inc. (“PFFL”), Perma-Fix of South Georgia (“PFSG”), and Perma-Fix of Orlando, Inc. (“PFO”). As a result of this decision, we restated the condensed consolidated financial statements for all periods presented to reflect the reclassification of these three facilities/operations back into our continuing operations. During the third quarter of 2008, we classified one of the two properties at PFO as “net property and equipment held for sale” within our continued operations in the Consolidated Balance Sheets in accordance to SFAS No. 144. The Company plans to continue to market this property for sale. PFO has transferred its operating permit to the property not held for sale. We do not expect any impact or reduction to PFO’s operating capability from the sale of the property at PFO. We evaluated the fair value of PFO’s assets and as a result, recorded a credit of $507,000 related to the recovery of previous impairment charges for PFO, which is included in “Asset Impairment Recovery” on the Condensed Consolidated Statements of Operations for the quarter ended September 30, 2008.

As the long-lived assets for PFFL, PFSG, and PFO, (excluding the property subject to sale at our PFO facility), no longer meets the held for sale criteria under Statement of Financial Accounting Standards (“SFAS”) No. 144, the long-lived assets for these facilities are reported individually at the lower of their respective carrying amount before they were initially classified as held for sale, adjusted for any depreciation expense that would have been recognized had these assets been continuously classified as held and used or the fair value at the date of the subsequent decision not to sell. As a result of our decision to retain PFFL, PFSG, and PFO facilities, we incurred incremental depreciation of $486,000, which is included in our Condensed Consolidated Statements of Operations for the three and nine months ended September, 30, We continue to review for possible impairments of our assets as events or circumstances warrant; however, as of September 30, 2008, we determined no further impairment of assets is required.

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

Accrued Environmental Liabilities. We have four remediation projects currently in progress within our discontinued operations. The current and long-term accrual amounts for the projects are our best estimates based on proposed or approved processes for clean-up. The circumstances that could affect the outcome range from new technologies that are being developed every day to reduce our overall costs, to increased contamination levels that could arise as we complete remediation which could increase our costs, neither of which we anticipate at this time. In addition, significant changes in regulations could adversely or favorably affect our costs to remediate existing sites or potential future sites, which cannot be reasonably quantified. Our environmental liabilities also included $391,000 in accrued long-term environmental liability as of December 31, 2007 for our Maryland facility acquired in March 2004. As previously disclosed, in January 2008, we sold substantially all of the assets of the Maryland facility. In connection with this sale, the buyer has assumed this liability, in addition to obligations and liabilities for environmental conditions at the Maryland facility except for fines, assessments, or judgments to governmental authorities prior to the closing of the transaction or third party tort claims existing prior to the closing of the sale. In connection with the sale of our PFD facility in March 2008, the Company has retained the environmental liability for the remediation of an independent site known as EPS. This liability was assumed by the Company as a result of the original acquisition of the PFD facility. In connection with the sale of our PFTS facility in May 2008, the remaining environmental reserve of approximately $35,000 was recorded as a “gain on disposal of discontinued operation, net of taxes” in the second quarter of 2008 on our “Consolidated Statement of Operations” as the buyer has assumed any future on-going environmental monitoring. The environmental liabilities of PFM, PFMI, PFSG, and PFD remain the financial obligations of the Company.

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

Pursuant to the adoption of SFAS 123R, we recorded stock-based compensation expense for the director stock options granted prior to, but not yet vested, as of January 1, 2006, using the fair value method required under SFAS 123R. For our employee and director stock option grants, we have estimated compensation expense based on the fair value at grant date using the Black-Scholes valuation model and have recognized compensation expense using a straight-line amortization method over the vesting period. As SFAS 123R requires that stock-based compensation expense be based on options that are ultimately expected to vest, our stock-based compensation is reduced for estimated forfeiture rates. When estimating forfeitures, we considered trends of actual option forfeitures. Forfeiture rates are evaluated, and revised when necessary. For the August 2008 employee and director stock option grants, we have estimated 5.0% and 0% forfeiture rates, respectively for the first year of vesting.

Our computation of expected volatility used to calculate the fair value of options granted using the Black-Scholes valuation model is based on historical volatility from our traded common stock over the expected term of the option grants. For our employee option grants made prior to 2008, we used the simplified method, defined in the SEC’s Staff Accounting Bulletin No. 107, to calculate the expected term. For our employee option grant made in August 2008, we computed the expected term based on the historical exercise and post-vesting data. For our director option grants, the expected term is calculated based on historical exercise and post-vesting data. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Known Trends and Uncertainties
Seasonality. Historically, we have experienced reduced activities and related billable hours throughout the November and December holiday periods within our Engineering Segment. Our Industrial Segment operations experience reduced activities during the holiday periods; however, one key product line is the servicing of cruise line business where operations are typically higher during the winter months, thus offsetting the impact of the holiday season. The DOE and DOD represent major customers for the Nuclear Segment. In conjunction with the federal government’s September 30 fiscal year-end, the Nuclear Segment historically experienced seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements. Correspondingly for a period of approximately three months following September 30, the Nuclear Segment is generally seasonably slow, as the government budgets are still being finalized, planning for the new year is occurring and we enter the holiday season. Since 2005, due to our efforts to work with the various government customers to smooth these shipments more evenly throughout the year, we have seen smaller fluctuation in the quarters. Although we have seen smaller fluctuation in the quarters in recent years, as government spending is contingent upon its annual budget and allocation of funding, we cannot provide assurance that we will not have larger fluctuations in the quarters in the near future.

Economic Conditions. With much of our Nuclear Segment customer base being government or prime contractors treating government waste, economic upturns or downturns do not usually have a significant impact on the demand for our services. With our Industrial Segment, economic downturns or recessionary conditions can adversely affect the demand for our industrial services. However, with the recent high prices of oil, this economic condition has worked favorably for our oil sale revenues in our Industrial Segment. Our Engineering Segment relies more on commercial customers though this segment makes up a very small percentage of our revenue.

Certain Legal Matters:
Perma-Fix Northwest Richland, Inc. (“PFNWR” - f/k/a Pacific EcoSolutions, Inc – “PEcoS”)
The Environmental Protection Agency (“EPA”) alleged that prior to the date that we acquired the PEcoS facility in June 2007, the PEcoS facility was in violation of certain regulatory provisions relating to the facility’s handling of certain hazardous waste and Polychlorinated Biphenyl (“PCB”) waste. During May 2008, the EPA advised the facility as to these alleged violations that a total penalty of $317,500 is appropriate to settle the alleged violations. The $317,500 in potential penalty has been recorded as a liability in the purchase acquisition of Nuvotec and its wholly owned subsidiary, PEcoS. On September 26, 2008, PFNWR entered into a consent agreement with the EPA to resolve the allegations and to pay a penalty amount of $304,500. Under the consent agreement, PFNWR neither admits nor denies the specific EPA allegations. Under the agreements relating to our acquisition of Nuvotec and PEcoS, we are required, if certain revenue targets are met, to pay to the former shareholders of Nuvotec an earn-out amount not to exceed $4.4 million over a four year period ending June 30, 2011, with the first $1 million of the earn-out amount to be placed into an escrow account to satisfy certain indemnification obligations to us of Nuvotec, PEcoS, and the former shareholders of Nuvotec (including Mr. Robert Ferguson, a current member of our Board of Directors) (See “- Related Party Transaction” in “Note to Consolidated Financial Statements”). We may claim reimbursement of the penalty, plus out of pocket expenses, paid or to be paid by us in connection with this matter from the escrow account. As of the date of this report, we have not been required to pay any earn-out to the former shareholders of Nuvotec or deposit any amount into the escrow account pursuant to the agreement. Irrespective of the fact no amounts have been deposited into the escrow account, the parties have verbally agreed that the former shareholders of Nuvotec (including Mr. Ferguson, a member of our Board of Director) will pay to us $152,250 of the agreed penalty in satisfaction of their obligation under the indemnity provision in connection with the settlement with the EPA, subject to the execution of a definitive agreement. Under the verbal agreement between the Company and the former shareholders of Nuvotec, the $152,250 penalty to be paid by the former shareholders of Nuvotec will be recouped by the Nuvotec shareholder by adding to the $4.4 million in earn-out payment, if earned, pursuant to the terms of the earn-out, $152,250 at the end thereof.

Notice of Violation - Perma-Fix Treatment Services, Inc. (“PFTS”)
In July 2008, PFTS received a notice of violation (“NOV”) from the Oklahoma Department of Environmental Quality (“ODEQ”) alleging that eight loads of waste materials received by PFTS between January 2007 and July 2007 were improperly analyzed to assure that the treatment process rendered the waste non-hazardous before disposition in PFTS’ non-hazardous injection well.  The ODEQ alleges the handling of these waste materials violated regulations regarding hazardous waste.  The ODEQ did not assert any penalties against PFTS in the NOV and requested PFTS to respond within 30 days from receipt of the letter.  PFTS responded on August 22, 2008 and is currently in settlement discussions with the ODEQ.  PFTS sold most all of its assets to a non-affiliated third party on May 30, 2008.

Industrial Segment Divested Facilities/Operations
As previously disclosed, we sold substantially all of the assets of PFMD, PFD, and PFTS pursuant to various Asset Purchase Agreements on January 8, 2008, March 14, 2008, and May 30, 2008, respectively. Under these Asset Purchase Agreements the buyers have assumed certain debts and obligations of PFMD, PFD and PFTS, including, but not limited to, certain debts and obligations of the sellers to regulatory authorities under certain consent agreements entered into by the seller with the appropriate regulatory authority to remediate portions of the facility sold to the buyer. If any of these liabilities/obligations are not paid or preformed by the buyer, the buyer would be in violation of the Asset Purchase Agreement and we may assert claims against the buyer for failure to comply with its obligations under the agreement. We are currently in discussions with the buyer of the PFTS’ assets regarding certain liabilities which the buyer assumed and agreed to pay but which the buyer has refused to satisfy as of the date of this report. In addition, the buyers of PFD and PFTS assets have six months to replace our financial assurance bonds with their own financial assurance bonds for facility closures. Our financial assurance bonds of $40,000 for PFD and $683,000 for PFTS remain in place until the buyers have satisfied this requirement. The regulatory authority will not release our financial assurance bonds until the buyers have complied with the appropriate regulations. At of the date of this report, neither of the buyers for PFD and PFTS has replaced its financial assurance bond for ours. However, PFD’s replacement financial assurance bond is currently with the state regulatory authority for approval and PFTS has until November 30, 2008, to replace its financial assurance bond with ours. If either buyer is unable to substitute its financial assurance for ours pursuant to the regulations, the appropriate regulatory authority could take action against the buyer, including, but not limited to, action to limit or revoke its permit to operate the facility, and could take action against our bond, including drawing down on our bond to remediate or close the facility in question, and we would be limited to bringing legal action against the buyer for any losses we sustain or suffer as a result.

Significant Customers. Our revenues derive from numerous and varied customers, including a major relationship with federal agencies, and we continue to contract with the federal government (directly or indirectly as a subcontractor). These contracts generally permit the government or with others as a subcontractor to the federal government to terminate or renegotiate the contract on 30 days notice at the government's election. Our inability to continue under existing contracts that we have with federal government (directly or indirectly as a subcontractor) could have a material adverse effect on our operations and financial condition. See “Outlook” of this Management and Discussion for further discussion as to issues relating to the contracts and subcontracts involving the federal government

We performed services relating to waste generated by the federal government, either directly or indirectly as a subcontractor (including LATA/Parallax and Fluor Hanford as discussed below) to the federal government, representing approximately $8,980,000 (56.2%) (includes approximately $4,026,000 from our PFNWR facility) , and $28,913,000 (55.6%) (includes approximately $10,778,000 from our PFNWR facility) of our total revenue from continuing operations during the three and nine months ending September 30, 2008, respectively, as compared to $8,493,000 (52.1%) (includes approximately $2,127,000 from our PFNWR facility) and $23,357,000 (48.2%) (includes approximately $2,324,000 from our PFNWR facility) of our total revenue from continuing operations during the corresponding period of 2007.

Included in the amounts discussed above, are revenues from LATA/Parallax Portsmouth LLC (“LATA/Parallax”). LATA/Parallax manages DOE environmental programs. Our revenues from LATA/Parallax at the Portsmouth site were $1,443,000 (9.0%) and $4,287,000 (8.2%) of our revenues from continuing operations for three and nine months ending September 30, 2008, respectively, as compared to $2,029,000 (12.4%) and $7,167,000 (14.8%), for the corresponding period of 2007. Our subcontract with LATA/Parallax is expected to be completed in 2008 or extended through some portion of 2009. As with most contracts relating to the federal government, LATA/Parallax can terminate the contract with us at any time for convenience, which could have a material adverse effect on our operations.

Our Nuclear Segment since 2004 has treated mixed low-level waste, as a subcontractor, for Fluor Hanford. However, with the acquisition of our PFNWR facility, a significant amount of our revenues is derived from Fluor Hanford, a DOE prime contractor since 1996. Fluor Hanford manages several major activities at the DOE’s Hanford Site, including dismantling former nuclear processing facilities, monitoring and cleaning up the site’s contaminated groundwater, and retrieving and processing transuranic waste for off-site shipment. The Hanford site is one of DOE’s largest nuclear weapon environmental remediation projects. Our PFNWR facility is located adjacent to the Hanford site and treats low level radioactive and mixed wastes. We currently have three contracts with Fluor Hanford at our PFNWR facility, with the initial contract dating back to 2003. These three contracts are set to expire on December 31, 2008 with an option to extend to March 31, 2009. Fluor Hanford’s successor, a large environmental engineering firm (“the engineering firm”), was recently awarded the DOE Hanford site remediation contract, and will likely assume these contracts. Revenue from these Fluor Hanford contracts should increase during fiscal year 2009 unless DOE budget cuts impact their funding due to the contract objectives of the engineering firm’s new contract. Revenues from Fluor Hanford totaled $2,787,000 (17.4%) (approximately $2,022,000 from PFNWR) and $6,662,000 (12.8%) (approximately $4,401,000 from PFNWR) of consolidated revenue from continuing operations for the year three and nine months ending September 30, 2008, respectively, as compared to $1,538,000 (9.4%) ($939,000 from PFNWR) or $4,962,000 (10.2%) ($1,136,000 from PFNWR) for the corresponding period of 2007. As with most contracts relating to the federal government, Fluor Hanford can terminate the contracts with us at any time for convenience, which could have a material adverse effect on our operations.

In connection with the engineering firm’s obligations under its DOE general contract, our M&EC facility was awarded a subcontract by the engineering firm to participate in the cleanup of the central portion of the Hanford Site, which once housed certain chemical separation buildings and other facilities that separated and recovered plutonium and other materials for use in nuclear weapons. This subcontract became effective on June 19, 2008, the date DOE awarded the engineering firm the general contract. DOE’s general contract and M&EC’s subcontract provided a transition period from August 11, 2008 through September 30, 2008, a base period from October 1, 2008 through September 30, 2013, and an option period from October 1, 2013 through September 30, 2018. M&EC’s subcontract is a cost plus award fee contract. Revenue from the engineering firm totaled approximately $127,000 for the transitional period ending September 30, 2008. On October 1, 2008, operations of this subcontract commenced at the DOE Hanford Site. We believe full operations under this subcontract will result in revenues for on-site and off-site work of approximately $200.0 million to $250.0 million over the five year base period. As of the date of this report, we have employed an additional 210 employees to service this subcontract, with potential staffing of 229 employees.

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

Environmental Contingencies
We are engaged in the waste management services segment of the pollution control industry. As a participant in the on-site treatment, storage and disposal market, and the off-site treatment and services market, we are subject to rigorous federal, state and local regulations. These regulations mandate strict compliance and therefore are a cost and concern to us. Because of their integral role in providing quality environmental services, we make every reasonable attempt to achieve complete compliance. Even with a diligent commitment, however, we, along with many of our competitors, may be required to pay fines for violations or investigate and potentially remediate our waste management facilities.

We routinely use third party disposal companies, who ultimately destroy or secure landfill residual materials generated at our facilities or at a client's site. Compared with certain of our competitors, we dispose of significantly less hazardous or industrial by-products from our operations due to rendering material non-hazardous, discharging treated wastewaters to publicly-owned treatment works and/or processing wastes into saleable products. In the past, numerous third party disposal sites have improperly managed wastes and consequently require remedial action; consequently, any party utilizing these sites may be liable for some or all of the remedial costs. Despite our aggressive compliance and auditing procedures for disposal of wastes, we could, in the future, be designated as a Partially Responsible Party (“PRP”) at a remedial action site, which could have a material adverse effect.

We have budgeted for 2008, $1,168,000 in environmental remediation expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at our facilities. Our facilities where the remediation expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia, and PFMI's facility in Detroit, Michigan. The environmental liability of PFD (as it relates to the remediation of the EPS site assumed by the Company as a result of the original acquisition of the PFD facility) was retained by the Company upon the sale of PFD in March 2008 and the environmental reserve of PFTS was recorded as a “gain on disposal of discontinued operations, net of taxes” on the “Consolidated Statement of Operations” in the second quarter of 2008 upon the sale of substantially all of its assets on May 30, 2008 as the buyer has assumed any future on-going environmental monitoring. While no assurances can be made that we will be able to do so, we expect to fund the expenses to remediate these sites from funds generated internally.

At September 30, 2008, we had total accrued environmental remediation liabilities of $2,082,000 of which $905,000 is recorded as a current liability, which reflects a decrease of $791,000 from the December 31, 2007, balance of $2,873,000. The decrease represents payments of approximately $365,000 on remediation projects, approximately $391,000 in environmental reserve which was assumed by the buyer upon the sale of substantially all of the assets of PFMD in January 2008, and reduction of approximately $35,000 in reserve which we recorded as “gain on disposal of continued operations, net of taxes” in the second quarter of 2008 upon the sale of substantially all of the assets of PFTS in May 2008. In connection with the sale of substantially all of the assets of PFMD in January 2008, the buyer assumed all obligations and liabilities for environmental conditions at the Maryland facility except for fines, assessments, or judgments to governmental authorities prior to the closing of the transaction or third party tort claims existing prior to the closing of the sale. The September 30, 2008, current and long-term accrued environmental balance is recorded as follows:

	Current Accrual	Long-term Accrual	Total
PFD	$237,000	$414,000	$651,000
PFM	105,000	210,000	315,000
PFSG	123,000	443,000	566,000
PFMI	440,000	110,000	550,000
Total Liability	$905,000	$1,177,000	$2,082,000

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

The Environmental Protection Agency (“EPA”) alleged that prior to the date that we acquired the PEcoS facility in June 2007, the PEcoS facility was in violation of certain regulatory provisions relating to the facility’s handling of certain hazardous waste and Polychlorinated Biphenyl (“PCB”) waste. In connection with these alleged violations, during May 2008, the EPA advised the facility that in the view of EPA, a total penalty of $317,500 is appropriate to settle the alleged violations. The $317,500 in potential penalty has been recorded as a liability in the purchase acquisition of Nuvotec and its wholly owned subsidiary, PEcoS. On September 26, 2008, PFNWR entered into a consent agreement with the EPA to resolve the allegations and to pay a penalty amount of $304,500. Under the consent agreement, PFNWR neither admits nor denies the specific EPA allegations.

Under the agreements relating to our acquisition of Nuvotec and PEcoS, we may claim reimbursement of the penalty, plus out of pocket expenses, paid or to be paid by us in connection with this matter from the escrow account. As of the date of this report, we have not been required to pay any earn-out to the former shareholders of Nuvotec or deposit any amount into the escrow account pursuant to the agreement. Irrespective of the fact no amounts have been deposited into the escrow account, the parties have verbally agreed that the former shareholders of Nuvotec (including Mr. Ferguson, a member of our Board of Director) will pay to us $152,250 of the agreed penalty in satisfaction of their obligation under the indemnity provision in connection with the settlement with the EPA, subject to the execution of a definitive agreement. Under the verbal agreement between the Company and the former shareholders of Nuvotec, the $152,250 penalty to be paid by the former shareholders of Nuvotec will be recouped by the Nuvotec shareholder by adding to the $4.4 million in earn-out payment, if earned, pursuant to the terms of the earn-out, $152,250 at the end thereof.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities. SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007 and for non-financial assets and liabilities in fiscal years beginning after March 15, 2008. We have evaluated the impact of the provisions applicable to our financial assets and liabilities and have determined that there is no current impact on our financial condition, results of operations and cash flow. The aspects that have been deferred by FSP FAS 157-2 pertaining to non-financial assets and non-financial liabilities will be effective for us beginning January 1, 2009. We are currently evaluating the impact of SFAS 157 for non-financial assets and liabilities on the Company’s financial position and results of operations.

On October 10, 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this FSP had no impact on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plan – an amendment of FASB Statement No. 87, 88, 106, and 132”, requiring employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS 158 is effective for fiscal years ending December 15, 2006. SFAS 158 did not have a material effect on our financial condition, result of operations, and cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, permitting entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand use of fair value measurement, consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. If the fair value option is elected, the effect of the first re-measurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. In the event the Company elects the fair value option pursuant to this standard, the valuations of certain assets and liabilities may be impacted. This statement is applied prospectively upon adoption. We have not elected the fair value option for any of our assets or liabilities.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until December 31, 2008. The Company expects SFAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms, and size of acquisitions it consummates after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51. SFAS No. 160 changes the accounting and reporting for minority interest. Minority interest will be recharacterized as noncontrolling interest and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interest that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim period within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. This standard is not expected to materially impact the Company’s future consolidated financial statements.

In December 2007, the SEC issued SAB No. 110, which expressed the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R, Share-Based Payment. In particular, the staff indicated in SAB No. 107 that it will accept a company’s election to use the simplified method, regardless of whether the Company has sufficient information to make more refined estimates of expected term. At the time SAB No. 107 was issued, the staff believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB No. 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, SAB No. 110 states that the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company does not expect SAB No. 110 to materially impact its operations or financial position.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect this standard to materially impact the Company’s future consolidated statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles.  FSP FAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not expect the adoption of FSP FAS 142-3 to materially impact the Company’s financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangement” (EITF 08-3), to provide guidance on the accounting of nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-3 on its consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal year beginning and after December 15, 2008. The Company does not expect EITF 07-5 to materially impact the Company’s future consolidated financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statements No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”). The FSP amends the disclosure requirements of FAS 133, “Accounting for Derivative Instruments and Hedging Activities”, requiring that the seller of a credit derivative, or writer of the contract, to disclose various items for each balance sheet presented including the nature of the credit derivative, the maximum amount of potential future payments the seller could be required to make, the fair value of the derivative at the balance sheet date, and the nature of any recorded provisions available to the seller to recover from third parties any of the amounts paid under the credit derivative. The FSP also amends FASB Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to require disclosure of the current status of the payment performance risk of the guarantee. The additional disclosure requirements above will be effective for reporting periods ending after November 15, 2008. It is not expected that the FSP will materially impact the Company’s current disclosure process. The FSP also clarifies that the effective date of FAS 161 will be for any period, annual or interim, beginning after November 15, 2008.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PART I, ITEM 3

For the nine months ended September 30, 2008, we were exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC and variable rate promissory note agreement with KeyBank National Association. The interest rates payable to PNC and KeyBank National Association are based on a spread over prime rate. If our floating rates of interest experienced an upward increase of 1%, our debt service would have increased by approximately $75,000 for the year nine months ended September 30, 2008. As of September 30, 2008, we had no interest swap agreements outstanding.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONTROLS AND PROCEDURES

PART 1, ITEM 4

(a)	Evaluation of disclosure controls, and procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management. Based on their most recent evaluation, which was completed as of the end of the period covered by this Quarterly Report on Form 10-Q, we have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended) and believe that such are not effective, as a result of the identified material weakness in our internal control over financial reporting as set forth below (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)):

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

On September 26, 2008, our Board of Directors approved retaining our Industrial Segment facilities/operations at PFFL, PFSG, and PFO. As previously disclosed, we completed the sale of our PFMD, PFD, and PFTS facilities within our Industrial Segment in January 2008, March 2008, and May 2008, respectively. We are in the process of developing a remediation plan for the Audit Committee’s review and approval and anticipate that the material weaknesses as set forth above will be remediated by December 31, 2008.

(b)	Changes in internal control over financial reporting.

No change in our internal control over financial reporting has occurred in the quarter and nine months ended September 30, 2008. However, the following factor could impact the result of the Company’s internal control over the financial reporting for the fiscal year ended December 31, 2008:

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

There are no additional material legal proceedings pending against us and/or our subsidiaries or material developments as to legal proceedings not previously reported by us in Item 3 of our Form 10-K/A for the year ended December 31, 2007, which is incorporated here in by reference, except, as follows:

Perma-Fix Northwest Richland, Inc. (“PFNWR” - f/k/a Pacific EcoSolutions, Inc – “PEcoS”)
The Environmental Protection Agency (“EPA”) has alleged that prior to the date that we acquired the PEcoS facility in June 2007, the PEcoS facility was in violation of certain regulatory provisions relating to the facility’s handling of certain hazardous waste and Polychlorinated Biphenyl (“PCB”) waste. During May 2008, the EPA advised the facility as to these alleged violations that a total penalty of $317,500 is appropriate to settle the alleged violations. The $317,500 in potential penalty has been recorded as a liability in the purchase acquisition of Nuvotec and its wholly owned subsidiary, PEcoS. On September 26, 2008, PFNWR entered into a consent agreement with the EPA to resolve the allegations and to pay a penalty amount of $304,500. Under the consent agreement, PFNWR neither admits nor denies the specific EPA allegations. Under the agreements relating to our acquisition of Nuvotec and PEcoS, we are required, if certain revenue targets are met, to pay to the former shareholders of Nuvotec an earn-out amount not to exceed $4.4 million over a four year period ending June 30, 2011, with the first $1 million of the earn-out amount to be placed into an escrow account to satisfy certain indemnification obligations to us of Nuvotec, PEcoS, and the former shareholders of Nuvotec (including Mr. Robert Ferguson, a current member of our Board of Directors) (See “- Related Party Transaction” in “Note to Consolidated Financial Statements”). We may claim reimbursement of the penalty, plus out of pocket expenses, paid or to be paid by us in connection with this matter from the escrow account. As of the date of this report, we have not been required to pay any earn-out to the former shareholders of Nuvotec or deposit any amount into the escrow account pursuant to the agreement. Irrespective of the fact no amounts have been deposited into the escrow account, the parties have verbally agreed that the former shareholders of Nuvotec (including Mr. Ferguson, a member of our Board of Director) will pay to us $152,250 of the agreed penalty in satisfaction of their obligation under the indemnity provision in connection with the settlement with the EPA, subject to the execution of a definitive agreement. Under the verbal agreement between the Company and the former shareholders of Nuvotec, the $152,250 penalty to be paid by the former shareholders of Nuvotec will be recouped by the Nuvotec shareholder by adding to the $4.4 million in earn-out payment, if earned, pursuant to the terms of the earn-out, $152,250 at the end thereof.

Notice of Violation - Perma-Fix Treatment Services, Inc. (“PFTS”)
In July 2008, PFTS received a notice of violation (“NOV”) from the Oklahoma Department of Environmental Quality (“ODEQ”) alleging that eight loads of waste materials received by PFTS between January 2007 and July 2007 were improperly analyzed to assure that the treatment process rendered the waste non-hazardous before disposition in PFTS’ non-hazardous injection well.  The ODEQ alleges the handling of these waste materials violated regulations regarding hazardous waste.  The ODEQ did not assert any penalties against PFTS in the NOV and requested PFTS to respond within 30 days from receipt of the letter.  PFTS responded on August 22, 2008 and is currently in settlement discussions with the ODEQ.  PFTS sold most all of its assets to a non-affiliated third party on May 30, 2008.

Item 1A.	Risk Factors

There has been no material change from the risk factors previously disclosed in our Form 10-K/A for the year ended December 31, 2007 exception the addition of the risk factor below:
The failure of American International Group, Inc. (“AIG”) can materially impact our operations.

During the third quarter of 2008, it was publicly reported that American International Group, Inc. (“AIG”), experienced significant financial difficulties. AIG provides our finite risk insurance policy which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the state that in the event of closure, our permitted facilities will be closed in accordance with the regulations. The policy provides a maximum of $35 million of financial assurance coverage of which the coverage amount totals $32,552,000 at September 30, 2008. AIG also provides other operating insurance policies for the Company’s. In the event of a failure of AIG, this could materially impact our operations and our permits which we are required to have in order to operate our treatment, storage, and disposal facilities. However, we believe this potential risk is reduced by the recent financial assistance provided to AIG by the federal government.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders on August 5, 2008, the following matters were voted on and approved by the stockholders:

1.    Election of eight directors to serve until the next annual meeting of stockholders or until their respective successors are duly elected and qualified.

2.    Approval to the First Amendment to the Company’s 2003 Outside Directors Stock Plan.

3.    Ratification of the appointment of BDO Seidman, LLP as the registered auditors of the Company for fiscal year 2008.

Directors were elected and votes cast for and against or withheld authority for each director are as follows:

Directors	For	Against or Withhold Authority
Dr. Louis F. Centofanti	35,801,552	9,077,895
Jon Colin	35,802,102	9,077,345
Robert L. Ferguson	35,802,102	9,077,345
Jack Lahav	35,801,652	9,077,795
Joe R. Reeder	35,791,148	9,088,299
Larry Shelton	35,798,952	9,080,495
Dr. Charles E. Young	35,798,502	9,080,945
Mark A. Zwecker	35,801,733	9,077,714

Also, at the Annual Meeting the Stockholders approved the First Amendment to the Company’s Outside Directors Stock Plan and ratified the appointment of BDO Seidman, LLP as the registered auditors of the Company for fiscal year 2008 The votes for, against, abstentions and broker non-votes are as follows:

	For	Against or Withhold Authority	Abstentions And Broker Non-votes
Approval of the First Amendment to the Company’s 2003 Outside Directors Stock Plan	24,551,809	2,341,654	17,985,984

Ratification of the Appointment of BDO Seidman, LLP as the Registered Auditors	44,625,301	142,875	11,271

Item 5.
Other Information
As discussed under “Legal Proceedings” of this Part II, our newly acquired subsidiary, PEcoS, which we renamed as Perma-Fix Northwest Richland, Inc., settled with the EPA the allegations made by the EPA that prior to the time our acquisition of PEcoS, it had violated certain regulatory requirements regarding its handling of hazardous and PCB waste, and in connection with the settlement, PEcoS agreed to pay the EPA a penalty of $304,500 pursuant to a consent agreement with the EPA. Under our agreement relating to the acquisition of Perma-Fix Northwest, Inc. (f/k/a Nuvotec USA, Inc.) and its wholly owned subsidiary, PEcoS, we agreed, if certain revenue targets are met, to pay the former shareholders of Nuvotec (which includes one of our directors, Robert Ferguson), an earn-out amount not to exceed $4.4 million over a four year period ending June 30, 2011, with the first $1 million of the earn-out amount to be placed into an escrow account to satisfy certain indemnification obligations to us of Nuvotec, PEcoS, and the former shareholders of Nuvotec (including Mr. Ferguson). We may claim reimbursement of the penalty, plus out of pocket expenses, paid or to be paid by us in connection with the settlement with the EPA from the escrow account. As of the date of this report, we have not been required to pay any earn-out to the former shareholders of Nuvotec or deposit any amount into the escrow account pursuant to the agreement. Irrespective of the fact no amounts have been deposited into the escrow account, the parties have verbally agreed that the former shareholders of Nuvotec (including Mr. Ferguson, a member of our Board of Director) will pay to us $152,250 of the agreed penalty in satisfaction of their obligation under the indemnity provision in connection with the settlement with the EPA, subject to the execution of a definitive agreement. Under the verbal agreement between the Company and the former shareholders of Nuvotec, the $152,250 penalty to be paid by the former shareholders of Nuvotec will be recouped by the Nuvotec shareholder by adding to the $4.4 million in earn-out payment, if earned, pursuant to the terms of the earn-out, $152,250 at the end thereof.

Item 6.	Exhibits

(a)	Exhibits

4.1
Amendment No. 11 to Revolving Credit Term Loan and Agreement, dated as of July 25, 2008, between the Company and PNC, as incorporated by reference from Exhibit 4.1 to the Company’s Form 10-Q filed on August 11, 2008.

4.2
Amendment No. 12 to Revolving Credit Term Loan and Agreement, dated as of August 4, 2008, between the Company and PNC, as incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on August 8, 2008.

	10.1	Consent Agreement dated September 26, 2008 between Perma-Fix Northwest Richland, Inc. and the U.S. Environmental Protection Agency.
	31.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
	31.2	Certification by Ben Naccarato, Interim Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
	32.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
	32.2	Certification by Ben Naccarato, Interim Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PERMA-FIX ENVIRONMENTAL SERVICES

Date: November 7, 2008	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti
Chairman of the Board
Chief Executive Officer

Date: November 7, 2008	By:	/s/ Ben Naccarato
Ben Naccarato
Interim Chief Financial Officer