Form 10-K
period 2008-12-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2009-03-31
CIK 891532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will  not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐        Accelerated Filer ☒        Non-accelerated Filer ☐        Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐         No ☒

The aggregate market value of the Registrant's voting and non-voting common equity held by nonaffiliates of the Registrant computed by reference to the closing sale price of such stock as reported by NASDAQ as of the last business day of the most recently completed second fiscal quarter (June 30, 2008), was approximately $147,085,000.  For the purposes of this calculation, all executive officers and directors of the Registrant (as indicated in Item 12) are deemed to be affiliates.  Such determination should not be deemed an admission that such directors or officers, are, in fact, affiliates of the Registrant.  The Company's Common Stock is listed on the NASDAQ Capital Markets.

As of March 9, 2009, there were 53,985,119 shares of the registrant's Common Stock, $.001 par value, outstanding.

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
o
Consulting services regarding broad-scope environmental issues, including air, water, and hazardous waste permitting, air, soil, and water sampling, compliance reporting, emission reduction strategies, compliance auditing, and various compliance and training activities to industrial and government customers, as well as engineering and compliance support needed by our other segments.

·	Industrial Waste Management Services (“Industrial Segment”), which includes:
o	Treatment, storage, processing, and disposal of hazardous and non-hazardous waste; and
o	Wastewater management services, including the collection, treatment, processing and disposal of hazardous and non-hazardous wastewater.

In May 2007, our Board of Directors authorized the divestiture of our Industrial Segment.  On September 26, 2008, our Board of Directors approved retaining our Industrial Segment facilities/operations at Perma-Fix of Fort Lauderdale, Inc. (“PFFL”), Perma-Fix of South Georgia (“PFSG”), and Perma-Fix of Orlando, Inc. (“PFO”).  This subsequent decision to retain operations at PFFL, PFSG, and PFO within our Industrial Segment is based on our belief that these operations are self-sufficient, which should allow senior management more freedom to focus on growing our Nuclear operations, while benefiting from the cash flow and growth prospects of these three facilities and the fact that we were unable in the current economic climate to obtain the values for these companies that we believe they are worth.  In 2008, we completed the sale of substantially all of the assets of three of our Industrial Segment facilities/operations as follows:  on January 8, 2008, we completed the sale of substantially all of the assets of Perma-Fix Maryland, Inc. (“PFMD”) for $3,825,000 in cash and the assumption by the buyer of certain liabilities of PFMD, with a final working capital adjustment of $170,000 received by us from the buyer in the fourth quarter of 2008; on March 14, 2008, we completed the sale of substantially all of the assets of Perma-Fix of Dayton, Inc. (“PFD”) for approximately $2,143,000 in cash, plus assumption by the buyer of certain of PFD’s liabilities and obligations.  In June 2008, we paid the buyer $209,000 in final working capital adjustment; and on May 30, 2008, we completed the sale of substantially all of the assets of Perma-Fix Treatment Services, Inc. (“PFTS”) for approximately $1,503,000, and assumption by the buyer of certain liabilities of PFTS.  In July 2008, we paid the buyer $135,000 in final working capital adjustments.

As a result of our Board of Directors’ approval to retain our PFFL, PFO, and PFSG facilities/operations in September 2008, we restated the consolidated financial statements for all periods presented to reflect the reclassification of these three facilities/operations back into our continuing operations.  In the third quarter of 2008, we classified one of the two properties at PFO as held for sale.  In the fourth quarter of 2008, we completed the sale of this property at PFO for $900,000 in cash.  We do not expect any impact or reduction to PFO’s operating capability from the sale of the property at PFO.

Our goal is to continue focus on the efficient operation of our existing facilities within our Nuclear, Industrial, and Engineering Segments, evaluate strategic acquisitions primarily within the Nuclear Segments, and to continue the research and development of innovative technologies to treat nuclear waste, mixed waste, and industrial waste.   We continue to place greater attention and resources on our nuclear business. Our Nuclear Segment facility, Perma-Fix Northwest Richland, Inc. (“PFNWR”) facility, which was acquired in June 2007, had $17,325,000 in revenue, which represented 22.9% of our consolidated revenue from continuing operations in 2008 as compared to $8,439,000 or 13.1% in 2007.  PFNWR is a hazardous waste, low level radioactive waste and mixed waste (containing both hazardous waste and low level radioactive waste) management company based in Richland, Washington, adjacent to the Department of Energy’s (“DOE”) Hanford Site.  This acquisition provides us with a number of strategic benefits.  Foremost, this acquisition secured PFNWR’s radioactive and hazardous waste permits and licenses, which further solidified our position within the mixed waste industry.  Additionally, the PFNWR facility is located adjacent to the Hanford Site, which represents one of the largest environmental clean-up projects in the nation and is expected to be one of the most expansive of DOE’s nuclear weapons sites to remediate.  In addition, the acquisition of PFNWR facility introduced our West Coast presence and increases our treatment capacity for radioactive only waste.

During the second quarter of 2008, our East Tennessee Materials and Energy Corporation (“M&EC”) facility within our Nuclear Segment was awarded a subcontract by CH Plateau Remediation Company (“CHPRC”) to perform a portion of facility operations and waste management activities for the DOE Hanford, Washington site.  The general contract awarded by the DOE to CHPRC and our subcontract provide for a transition period from August 11, 2008 through September 30, 2008, a base period from October 1, 2008 through September 30, 2013, and an option period from October 1, 2013 through September 30, 2018.  The subcontract is a cost-plus award fee contract.  On October 1, 2008, operations of this subcontract commenced at the DOE Hanford Site.  We believe full operations under this subcontract will result in revenues for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year based period.  As of December 31, 2008, revenue from this subcontractor accounted for $8,120,000 or 10.8% of total revenue from our continuing operations.  As of the date of this report, we have employed an additional 177 employees to service this subcontract.  This subcontract, as are most, if not all, contracts involving work relating to federal sites provide that the government or subcontractor may terminate or renegotiate the contract with us at any time for convenience or 30 days notice.

We service research institutions, commercial companies, public utilities, and governmental agencies nationwide, including the DOE and Department of Defense (“DOD”). The distribution channels for our services are through direct sales to customers or via intermediaries.

We were incorporated in December of 1990. Our executive offices are located at 8302 Dunwoody Place, Suite 250, Atlanta, Georgia 30350.

Demand for our services has been, and we expect that demand will continue to be, subject to significant fluctuation (including substantial reductions) due to a variety of factors beyond our control, such as the current economic recession and the large budget deficits of our federal government and many of our states (see “Risk Factors” and “Management Discussion and Analysis of Financial Condition and Results of Operations contained herein for a discussion as to these factors that could have a significant effect on our business and results).  However, we believe that government funding made available for DOE remediation projects under the recently enacted government stimulus plan could have a positive impact on our government subcontracts within our Nuclear Segment. (see “Dependence Upon a Single or Few Customers in this section for certain subcontracts with the DOE within our Nuclear Segment), although we continue to remain cautious of the future due to the heightened financial market and economic turmoil and large federal/budget deficit.

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

Segment Information and Foreign and Domestic Operations and Export Sales
During 2008, we were engaged in three operating segments.  Pursuant to FAS 131, we define an operating segment as:

·	a business activity from which we may earn revenue and incur expenses;
·	whose operating results are regularly reviewed by the President and Chief Operating Officer to make decisions about resources to be allocated and assess its performance; and
·	for which discrete financial information is available.

We therefore define our operating segments as each business line that we operate.  These segments, however, exclude the Corporate and Operation Headquarters, which do not generate revenue; Perma-Fix of Michigan Inc. (“PFMI”) and Perma-Fix of Pittsburgh, Inc. (“PFP”), two non-operational facilities within our Industrial Segment which were approved as discontinued operations by our Board of Director effective November 8, 2005, and October 4, 2004, respectively; and PFMD, PFD, and PFTS, three Industrial Segment facilities which were divested in January 2008, March 2008, and May 2008, respectively, as previously discussed.

Most of our activities are conducted nationwide.  We do not own any foreign operations and we had no export sales during 2008.

Operating Segments
We have three operating segments, which represent each business line that we operate. The Nuclear Segment, which operates four facilities; the Industrial Segment, which operates three facilities; and the Engineering Segment as described below:

NUCLEAR WASTE MANAGEMENT SERVICES (“Nuclear Segment”), which includes nuclear, low-level radioactive, mixed (waste containing both hazardous and low-level radioactive constituents) hazardous and non-hazardous waste treatment, processing and disposal services through four uniquely licensed (Nuclear Regulatory Commission or state equivalent) and permitted (Environmental Protection Agency (“EPA”) or state equivalent) treatment and storage facilities.  The presence of nuclear and low-level radioactive constituents within the waste streams processed by this segment creates different and unique operational, processing and permitting/licensing requirements, as discussed below.

Perma-Fix of Florida, Inc. (“PFF”), located in Gainesville, Florida, specializes in the storage, processing, and treatment of certain types of wastes containing both low-level radioactive and hazardous wastes, which are known in the industry as mixed waste (“mixed waste”).  PFF is one of the first facilities nationally to operate under both a hazardous waste permit and a radioactive materials license, from which it has built its reputation based on its ability to treat difficult waste streams using its unique processing technologies and its ability to provide related research and development services.  PFF has substantially increased the amount and type of mixed waste and low level radioactive waste that it can store and treat.  Its mixed waste services have included the treatment and processing of waste Liquid Scintillation Vials (“LSVs”) since the mid 1980's.  LSVs are used for the counting of certain radionuclides.  The LSVs are generated primarily by institutional research agencies and biotechnical companies.  The business has expanded into receiving and handling other types of mixed waste, primarily from the nuclear utilities, commercial generators, prominent pharmaceutical companies, the DOE and other government facilities as well as select mixed waste field remediation projects.  PFF also continues to receive and process certain hazardous and non-hazardous waste streams as a compliment to its expanded nuclear and mixed waste processing activities.

Diversified Scientific Services, Inc. (“DSSI”) located in Kingston, Tennessee, specializes in the storage, processing, and destruction of certain types of mixed waste.  DSSI, like PFF, is one of only a few facilities nationally to operate under both a hazardous waste permit and a radioactive materials license.  Additionally, DSSI is the only commercial facility of its kind in the U.S. that is currently operating and licensed to destroy liquid organic mixed waste, through such a treatment unit.  DSSI provides mixed waste disposal services for nuclear utilities, commercial generators, prominent pharmaceutical companies, and agencies and contractors of the U.S. government, including the DOE and the DOD.  On November 26, 2008, the U.S. Environmental Protection Agency (“EPA”) Region 4 issued a permit to DSSI to commercially store and dispose of radioactive Polychlorinated Biphenyls (“PCBs”).  Currently, we are unaware of any other commercial facilities authorized to store and dispose of radioactive PCB wastes.

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

Perma-Fix Northwest Richland, Inc. (“PFNWR”), which we acquired in June 2007, is located in Richland, Washington.  PFNWR is a permitted hazardous, low level radioactive and mixed waste treatment, storage and disposal facility located at the Hanford Site in the eastern part of the state of Washington.  The DOE’s Hanford Site is subject to one of the largest, most complex, and costliest DOE clean up plans.  The strategic addition of PFNWR facility provides the Company with immediate access to treat some of the most complex nuclear waste streams in the nation.  PFNWR predominately provides waste treatment services to contractors of government agencies, in addition to commercial generators.

For 2008, the Nuclear Segment accounted for $61,359,000 or 81.3% of total revenue from continuing operations, as compared to $51,704,000 or 80.1% of total revenue from continuing operations for 2007.  See “ – Dependence Upon a Single or Few Customers” and “Financial Statements and Supplementary Data” for further details and a discussion as to our Nuclear Segment's contracts with the federal government or with others as a subcontractor to the federal government.

INDUSTRIAL WASTE MANAGEMENT SERVICES (“Industrial Segment”), which includes, off-site waste storage, treatment, processing and disposal services of hazardous and non-hazardous waste (solids and liquids) through three permitted treatment and/or disposal facilities, as discussed below.

Perma-Fix of Ft. Lauderdale, Inc. (“PFFL”) is a permitted facility located in Ft. Lauderdale, Florida. PFFL collects and treats wastewaters, oily wastewaters, used oil and other off-specification petroleum-based products, some of which may potentially be recycled into usable products.  Key activities at PFFL include process cleaning and material recovery, production and sales of on-specification fuel oil, custom tailored waste management programs and hazardous material disposal and recycling materials from generators such as the cruise line and marine industries.

Perma-Fix of Orlando, Inc. (“PFO”) is a permitted treatment and storage facility located in Orlando, Florida. PFO collects, stores and treats hazardous and non-hazardous wastes under one of our most inclusive permits.  PFO is also a transporter of hazardous waste and operates a transfer facility at the site.  PFO also collects oily waste waters, used oil, and other off-specification petroleum based products and performs vacuum service work in Florida.

Perma-Fix of South Georgia, Inc. (“PFSG”) is a permitted treatment and storage facility located in Valdosta, Georgia.  PFSG provides storage, treatment and disposal services to hazardous and non-hazardous waste generators primarily throughout the Southeastern portion of the United States, in conjunction with the utilization of the PFO facility and transportation services.  PFSG operates a hazardous waste storage facility that primarily blends and processes hazardous and non-hazardous waste liquids, solids and sludges into substitute fuel or as a raw material substitute in cement kilns that have been specially permitted for the processing of hazardous and non-hazardous waste.

For 2008, the Industrial Segment accounted for approximately $10,951,000 or 14.5% of our total revenue from continuing operations as compared to approximately $10,442,000 or 16.2% for 2007.  See “Financial Statements and Supplementary Data” for further details.

CONSULTING ENGINEERING SERVICES (“Engineering Segment”), which provides environmental engineering and regulatory compliance consulting services through one subsidiary, as discussed below.

Schreiber, Yonley & Associates (“SYA”) is located in Ellisville, Missouri.  SYA specializes in air, water, and hazardous waste permitting, air, soil, and water sampling, compliance reporting, emission reduction strategies, compliance auditing, and various compliance and training activities to industrial and government customers, as well as, engineering and compliance support needed by our other segments.

During 2008, environmental engineering and regulatory compliance consulting services accounted for approximately $3,194,000 or 4.2% of our total revenue from continuing operations, as compared to approximately $2,398,000 or 3.7% in 2007.  See “Financial Statements and Supplementary Data” for further details.

Discontinued Operations
As stated previously above, our discontinued operations includes the following facilities within our Industrial Segment:  Perma-Fix of Michigan Inc. (“PFMI”), Perma-Fix of Pittsburgh, Inc. (“PFP”), two non-operational facilities which were approved as discontinued operations by our Board of Director effective October 4, 2004, and November 8, 2005, respectively, and PFMD, PFD, and PFTS, three Industrial Segment facilities which were divested in January 2008, March 2008, and May 2008, respectively.

Our discontinued operations generated $3,195,000 and $19,965,000 of revenue in 2008 and 2007, respectively.

Importance of Patents, Trademarks and Proprietary Technology
We do not believe we are dependent on any particular trademark in order to operate our business or any significant segment thereof.  We have received registration to the year 2010 and 2012 for the service marks “Perma-Fix” and “Perma-Fix Environmental Services,” respectively, by the U.S. Patent and Trademark Office.

We are active in the research and development (“R&D”) of technologies that allow us to address certain of our customers' environmental needs. To date, our R&D efforts have resulted in the granting of seven active patents and the filing of several pending patent applications. Our flagship technology, the Perma-Fix Process, is a proprietary, cost effective, treatment technology that converts hazardous waste into non-hazardous material. Subsequently, we developed the Perma-Fix II process, a multi-step treatment process that converts hazardous organic components into non-hazardous material. The Perma-Fix II process is particularly important to our mixed waste strategy. We believe that at least one third of DOE mixed waste contains organic components.

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

Permits and Licenses
Waste management companies are subject to extensive, evolving and increasingly stringent federal, state and local environmental laws and regulations.  Such federal, state and local environmental laws and regulations govern our activities regarding the treatment, storage, processing, disposal and transportation of hazardous, non-hazardous and radioactive wastes, and require us to obtain and maintain permits, licenses and/or approvals in order to conduct certain of our waste activities.  Failure to obtain and maintain our permits or approvals would have a material adverse effect on us, our operations, and financial condition.  The permits and licenses have terms ranging from one to ten years, and provided that we maintain a reasonable level of compliance, renew with minimal effort, and cost.  Historically, there have been no compelling challenges to the permit and license renewals.  Such permits and licenses, however, represent a potential barrier to entry for possible competitors.

Nuclear Segment:
PFF operates its hazardous, mixed and low-level radioactive waste activities under a RCRA Part B permit and a radioactive materials license issued by the State of Florida.

DSSI operates hazardous, mixed and low-level radioactive waste activities under a RCRA Part B permit and a radioactive materials license issued by the State of Tennessee.  On November 26, 2008, the U.S. EPA Region 4 issued a permit to DSSI to commercially store and dispose of radioactive Polychlorinated Biphenyls (“PCBs”).  DSSI began the permitting process to add Toxic Substances Control Act (“TSCA”) regulated wastes, namely PCBs, containing radioactive constituents to its authorization in 2004 in order to meet the demand for the treatment of government and commercially generated radioactive PCB wastes.  Currently, we are unaware of any other commercial facility authorized to store and dispose of radioactive PCB wastes.

M&EC operates hazardous and low-level radioactive waste activities under a RCRA Part B permit and a radioactive materials license issued by the State of Tennessee.

PFNWR operates its hazardous, mixed and low-level radioactive waste activities under a RCRA Part B permit and a radioactive materials license issued by the State of Washington.

The combination of a RCRA Part B hazardous waste permit and a radioactive materials license, as held by PFF, DSSI and M&EC, and PFNWR are very difficult to obtain for a single facility and make these facilities unique.

Industrial Segment:
PFFL operates under a used oil processors license and a solid waste processing permit issued by the Florida Department of Environmental Protection (“FDEP”), a transporter license issued by the FDEP and a transfer facility license issued by Broward County, Florida.

PFO operates a hazardous and non-hazardous waste treatment and storage facility under various permits, including a RCRA Part B permit, and a used oil processors permit issued by the State of Florida.

PFSG operates a hazardous waste treatment and storage facility under a RCRA Part B permit, issued by the State of Georgia.

Seasonality
Historically, we have experienced reduced activities and related billable hours throughout the November and December holiday periods within our Engineering Segment.  Our Industrial Segment operations experience reduced activities during the holiday periods; however, one key product line is the servicing of cruise line business where operations are typically higher during the winter months, thus offsetting the impact of the holiday season.  The DOE and DOD represent major customers for the Nuclear Segment.  In conjunction with the federal government’s September 30 fiscal year-end, the Nuclear Segment historically experienced seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements.  Correspondingly for a period of approximately three months following September 30, the Nuclear Segment is generally seasonably slow, as the government budgets are still being finalized, planning for the new year is occurring, and we enter the holiday season.    Over the past years, due to our efforts to work with the various government customers to smooth these shipments more evenly throughout the year, we have seen smaller fluctuations in the quarters.  Although we have seen smaller fluctuation in the quarters in recent years, as government spending is contingent upon its annual budget and allocation of funding, we cannot provide assurance that we will not have larger fluctuations in the quarters in the near future.  For 2008, government agencies were operated under “Continuing Resolution” without finalized budgets due in part to the impending change in Administration, which had a negative impact on availability of funding for services offered by our Nuclear Segment.

Backlog
The Nuclear Segment of our Company maintains a backlog of stored waste, which represents waste that has not been processed.  The backlog is principally a result of the timing and complexity of the waste being brought into the facilities and the selling price per container.  As of December 31, 2008, our Nuclear Segment had a backlog of approximately $10,244,000, as compared to approximately $14,600,000, as of December 31, 2007.  Additionally, the time it takes to process mixed waste from the time it arrives may increase due to the types and complexities of the waste we are currently receiving.  We typically process our backlog during periods of low waste receipts, which historically has been in the first or fourth quarter.

Dependence Upon a Single or Few Customers
Our Nuclear Segment has a significant relationship with the federal government, and continues to enter into, contracts with (directly or indirectly as a subcontractor) the federal government.  The contracts that we are a party to with the federal government or with others as a subcontractor to the federal government generally provide that the government may terminate or renegotiate the contracts in 30 days notice, at the government's election.  Our inability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor) could have a material adverse effect on our operations and financial condition.

We performed services relating to waste generated by the federal government, either directly or indirectly as a subcontractor (including LATA/Parallax, Fluor Hanford, and CHPRC as discussed below) to the federal government, representing approximately $43,464,000 or 57.6% of our total revenue from continuing operations during 2008, as compared to $30,000,000 or 46.5% of our total revenue from continuing operations during 2007, and $33,226,000 or 48.7% of our total revenue from continuing operations during 2006.

Included in the amounts discussed above, are revenues from LATA/Parallax Portsmouth LLC (“LATA/Parallax”).  LATA/Parallax manages DOE environmental programs.  Our revenues from LATA/Parallax contributed $4,841,000 or 6.4%, $8,784,000 or 13.6%, and 10,341,000 or 15.2% of our revenues from continuing operations for 2008, 2007, and 2006, respectively.   In 2006, our M&EC facility was awarded a subcontract by LATA/Parallax to treat DOE special process wastes from the DOE Portsmouth Gaseous Diffusion Plant located in Piketon, Ohio.  This subcontract has been extended through September 30, 2009.   We currently have two other subcontracts with LATA/Parallax to treat wastes which are set to expire on September 30, 2009.  As with most contracts relating to the federal government,

LATA/Parallax can terminate the contract with us at any time for convenience, which could have a material adverse effect on our operations.

Since 2004, our Nuclear Segment has treated mixed low-level waste, as a subcontractor, for Fluor Hanford, who acts as a general contractor for the DOE.  However, with the acquisition of our PFNWR facility in 2007, a significant amount of our revenues is derived from Fluor Hanford, a DOE general contractor since 1996.  Fluor Hanford manages several major activities at the DOE’s Hanford Site, including dismantling former nuclear processing facilities, monitoring and cleaning up the site’s contaminated groundwater, and retrieving and processing transuranic waste for off-site shipment.  The Hanford Site is one of DOE’s largest nuclear weapon environmental remediation projects.  Our PFNWR facility is located adjacent to the Hanford Site and treats low level radioactive and mixed wastes.  We have three subcontracts with Fluor Hanford (as the general contractor at the DOE Site) at our PFNWR facility, with the initial contract dating back to 2003.  Fluor Hanford’s successor, CHPRC, was awarded the Plateau Remediation Contract for the Hanford Site in the second quarter of 2008 and has begun management of the waste activities previously managed by Fluor Hanford under these three subcontracts, effective October 1, 2008.  CHPRC has extended these subcontracts to March 31, 2009 and we expect these subcontracts will be renegotiated by CHPRC beyond March 31, 2009.  Revenue from Fluor Hanford has been transitioned to CHPRC and we expect these revenues to remain constant or possibly increase, dependent upon DOE funding, in fiscal year 2009.   Revenues from Fluor Hanford totaled $7,974,000 or 10.6% (approximately $5,160,000 from PFNWR), $6,985,000 (approximately $3,100,000 from PFNWR) or 10.8%, and $1,229,000 or 1.8% of our consolidated revenue from continuing operations for 2008, 2007, and 2006, respectively.

In connection with the CHPRC obligations under its DOE general contract as discussed above, our M&EC facility was awarded a subcontract by CHPRC to participate in the cleanup of the central portion of the Hanford Site, which once housed certain chemical separation buildings and other facilities that separated and recovered plutonium and other materials for use in nuclear weapons.  This subcontract became effective on June 19, 2008, the date DOE awarded CHPRC the general contract.    DOE’s general contract and M&EC’s subcontract provided a transition period from August 11, 2008 through September 30, 2008, a base period from October 1, 2008 through September 30, 2013, and an option period from October 1, 2013 through September 30, 2018.  M&EC’s subcontract is a cost plus award fee contract.  On October 1, 2008, operations of this subcontract commenced at the DOE Hanford Site.  We believe full operations under this subcontract will result in revenues for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year base period.  As of December 31, 2008, revenue from this subcontractor accounted for $8,120,000 or 10.8% of total revenue from our continuing operations.  As of the date of this report, we have employed an additional 177 employees to service this subcontract.

Competitive Conditions
The Nuclear Segment’s largest competitor is EnergySolutions, which provides treatment and disposal capabilities at its Oak Ridge, Tennessee and Clive, Utah facilities.  EnergySolutions presents the largest competitive challenge in the market.  At present, EnergySolutions’ Clive, Utah facility is one of the few radioactive disposal sites for commercially generated wastes in the country in which our Nuclear Segment can dispose of its nuclear waste.  If EnergySolutions should refuse to accept our waste or cease operations at its Clive, Utah facility, such would have a material adverse effect on us for commercial wastes.  The Nuclear Segment treats and disposes of DOE generated wastes largely at DOE owned sites.  Smaller competitors are also present in the market place; however, they do not present a significant challenge at this time.    Our Nuclear Segment solicits business on a nationwide basis with both government and commercial clients.

The permitting and licensing requirements, and the cost to obtain such permits, are barriers to the entry of hazardous waste treatment, storage, and diposal (“TSD”) facilities and radioactive and mixed waste activities as presently operated by our subsidiaries.  We believe that there are no formidable barriers to entry into certain of the on-site treatment businesses, and certain of the non-hazardous waste operations, which do not require such permits.  If the permit requirements for hazardous waste storage, treatment, and disposal activities and/or the licensing requirements for the handling of low level radioactive matters are eliminated or if such licenses or permits were made less rigorous to obtain, such would allow companies to enter into these markets and provide greater competition.

Engineering Segment consulting services provided by us through SYA involve competition with larger engineering and consulting firms.  We believe that we are able to compete with these firms based on our established reputation in these market areas and our expertise in several specific elements of environmental engineering and consulting such as environmental applications in the cement industry, emission reduction strategies, and Maximum Available Control Technology (“MACT”) compliance.

Within our Industrial Segment we solicit business primarily in the Southeastern portion of the United States.   We believe that we are a significant provider in the delivery of off-site waste treatment services in the Southeast portion of the United States.  We compete with facilities operated by national, regional and independent environmental services firms located within a several hundred-mile radius of our facilities.

Capital Spending, Certain Environmental Expenditures and Potential Environmental Liabilities
Capital Spending
During 2008, our purchases of capital equipment totaled approximately $1,158,000 of which $1,129,000 and $29,000 was for our continuing and discontinued operations, respectively.  Of the total capital spending, $148,000 was financed for our continuing operations, resulting in total net purchases of $1,010,000 funded out of cash flow ($981,000 for continuing operations and $29,000 for our discontinued operations).  These expenditures were for compliance, sustenance, expansion, and improvements to the operations principally within the Nuclear Segment.  These capital expenditures were funded by the cash provided by operations and from cash provided by financing activities. We have budgeted approximately $1,300,000 for 2009 capital expenditures for our segments to expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements.  Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether.  We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount.  The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

Environmental Liabilities
We have four remediation projects, which are currently in progress at certain of our continuing and discontinued facilities. These remediation projects principally entail the removal/remediation of contaminated soil and, in some cases, the remediation of surrounding ground water.

In June 1994, we acquired PFD, which we divested in March 2008.  Prior to us acquiring PFD in 1994, the former owners of PFD had merged Environmental Processing Services, Inc. (“EPS”) with PFD.  The party that sold PFD to us in 1994 agreed to indemnify us for costs associated with remediating the property leased by EPS (“Leased Property”).  Such remediation involves soil and/or groundwater restoration.  The Leased Property used by EPS to operate its facility is separate and apart from the property on which PFD's facility was located.  The contamination of the Leased Property occurred prior to PFD being acquired by us.  During 1995, in conjunction with the bankruptcy filing by the selling party, we recognized an environmental liability of approximately $1,200,000 for remedial activities at the Leased Property.  Upon the sale of PFD in March 2008 by Perma-Fix, we retained the environmental liability of PFD as it related only to the remediation of the EPS site.  In 2008, we performed a field investigation to gather additional information required to close certain soil contamination issues and to support development of the final groundwater remediation approach.  We have accrued approximately $489,000, at December 31, 2008, for the estimated, remaining costs of remediating the Leased Property used by EPS, which will extend over the next seven years.

In conjunction with the acquisition of Perma-Fix of Memphis, Inc. (“PFM”), we assumed and recorded certain liabilities to remediate gasoline contaminated groundwater and investigate, under the hazardous and solid waste amendments, potential areas of soil contamination on PFM's property.  Prior to our ownership of PFM, the owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities. In 2008, we completed all soil remediation with the exception of that associated with the groundwater contamination.  In addition, we installed wells and equipment associated with groundwater remediation.  We have accrued approximately $275,000 at December 31, 2008, for the estimated, remaining costs of remediating the groundwater contamination, which will extend over the next five years.  This environmental liability is included in our continuing operations and will remain the financial obligation of the Company.

In conjunction with the acquisition of PFSG, a subsidiary within our Industrial Segment, we initially recognized an environmental accrual of $2,200,000 for estimated long-term costs to remove contaminated soil and to undergo ground water remediation activities at the acquired facility in Valdosta, Georgia.  The remedial activities began in 2003.  We have accrued approximately $531,000, at December 31, 2008, to complete remediation of the facility, which we anticipate spending over the next seven years.

In conjunction with an oil spill at PFTS, we accrued approximately $69,000 to remediate the contaminated soil and ground water at this location.  Upon the sale of PFTS facility in May 2008, the remaining environmental reserve of approximately $35,000 was recorded as a “gain on disposal of discontinued operations, net of taxes” in the second quarter of 2008 on our “Consolidated Statement of Operations”.

In conjunction with the acquisition of PFMD in March 2004, we accrued for long-term environmental liabilities of $391,000 as a best estimate of the cost to remediate the hazardous and/or non-hazardous contamination on certain properties owned by PFMD.  In connection with the sale of PFMD facility in January 2008, the buyer assumed this liability in addition to obligations and liabilities for environmental conditions at the Maryland facility except for fines, assessments, or judgments to governmental authorities prior to the closing of the transaction or third party tort claims existing prior to the closing of the sale.

As a result of the discontinued operations at the PFMI facility in 2004, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006.  In September 2006, PFMI signed a Corrective Action Consent Order with the State of Michigan, requiring performance of studies and development and execution of plans related to the potential clean-up of soils in portions of the property.  The level and cost of the clean-up and remediation are determined by state mandated requirements.  Upon discontinuation of operations in 2004, we engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs.  Based upon this analysis, we estimated the cost of this environmental closure and remediation liability to be $2,464,000.  During 2006, based on state-mandated criteria, we re-evaluated our required activities to close and remediate the facility, and during the quarter ended June 30, 2006, we began implementing the modified methodology to remediate the facility.  As a result of the reevaluation and the change in methodology, we reduced the accrual by $1,182,000.  We have spent approximately $745,000 for closure costs since September 30, 2004, of which $26,000 was spent during 2008 and $81,000 was spent during 2007.  In the 4th quarter of 2007, we reduced our reserve by $9,000 as a result of our reassessment of the cost of remediation.  We have $538,000 accrued for the closure, as of December 31, 2008, and we anticipate spending $425,000 in 2009 with the remainder over the next six years.  Based on the current status of the Corrective Action, we believe that the remaining reserve is adequate to cover the liability.

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

Research and Development
Innovation and technical know-how by our operations is very important to the success of our business.  Our goal is to discover, develop and bring to market innovative ways to process waste that address unmet environmental needs.  We conduct research internally, and also through collaborations with other third parties.  The majority of our research activities are performed as we receive new and unique waste to treat; as such, we recognize these expenses as a part of our processing costs.  We feel that our investments in research have been rewarded by the discovery of the Perma-Fix Process and the Perma-Fix II process.  Our competitors also devote resources to research and development and many such competitors have greater resources at their disposal than we do.  We have estimated that during 2008, 2007, and 2006, we spent approximately $1,020,000, $715,000, and $422,000, respectively, in Company-sponsored research and development activities.

Number of Employees
In our service-driven business, our employees are vital to our success.  We believe we have good relationships with our employees.  As of December 31, 2008, we employed 554 full time persons, of whom 16 were assigned to our corporate office, 20 were assigned to our Operations Headquarters, 24 were assigned to our Engineering Segment, 42 were assigned to our Industrial Segment, and 452 were assigned to our Nuclear Segment.  Of the 452 employees at our Nuclear Segment, 177 employees were hired in 2008 as result of our new subcontract awarded to us by CHPRC. Of the 177 employees, 84 employees (representing 15.2% of the Company's total number of employees) are unionized and are covered by a collective bargaining agreement. The bargaining agreement has a term of three years effective April 1, 2007 and expires on March 31, 2010 and is subject to a two year extension pending wage and benefit renegotiation (see “-Company Overview and Principal Products and Services” in this section).

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

Atomic Energy Act
The Atomic Energy Act of 1954 governs the safe handling and use of Source, Special Nuclear and Byproduct materials in the U.S. and its territories.  This act authorized the Atomic Energy Commission (now the Nuclear Regulatory Commission “USNRC”) to enter into “Agreements with States to carry out those regulatory functions in those respective states except for Nuclear Power Plants and federal facilities like the VA hospitals and the DOE operations.”  The State of Florida (with the USNRC oversight), Office of Radiation Control, regulates the radiological program of the PFF facility, and the State of Tennessee (with the USNRC oversight), Tennessee Department of Radiological Health, regulates the radiological program of the DSSI and M&EC facilities.  The State of Washington (with the USNRC oversight) Department of Health, regulates the radiological operations of the PFNWR facility.

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

In June 2003, we entered into a 25-year finite risk insurance policy with AIG (see “Part I, Item 1A. - Risk Factors” for certain potential risk related to AIG), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure.  Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations.  The policy provides a maximum $35,000,000 of financial assurance coverage, and thus far has provided $32,515,000 in financial assurance as of December 31, 2008.  In March 2009, we increased our maximum policy coverage to $39,000,000 in order to secure additional financial assurance coverage requirement for our DSSI subsidiary to commercially store and dispose of PCB wastes under a permit issued by theEPA on November 26, 2008.  As a result of this additional financial assurance requirement for our DSSI permit, our coverage under this policy totals approximately $37,936,000.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility, which we acquired in June 2007, with AIG (see “Part I, Item 1A. - Risk Factors” for certain potential risk related to AIG).  The policy provides an initial $7,800,000 of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8,200,000.  The policy will renew automatically on an annual basis at the end of the four year term and will not be subject to any renewal fees.

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

Risks Relating to our Operations

Our insurer that provides our financial assurance that we are required to have in order to operate our permitted treatment, storage and disposal facility has experienced financial difficulties.
It has been publicly reported that American International Group, Inc. (“AIG”), has experienced significant financial difficulties and is continuing to experience significant financial difficulties.  A subsidiary of AIG provides our finite risk insurance policies which provide financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure.  We are required to provide and to maintain financial assurance that guarantees to the state that in the event of closure of our permitted facilities will be closed in accordance with the regulations.  The policies provide a maximum of $35,000,000 of financial assurance coverage of which the coverage amount totals $32,515,000 at December 31, 2008.  In March 2009, the policies were increased to provide a maximum of $39,000,000 of financial assurance coverage of which the coverage amounts totals $37,936,000.  This additional increase was the result of additional financial assurance coverage requirement for our DSSI subsidiary to commercially store and dispose of PCB wastes under a permit issued by theEPA on November 26, 2008.  The AIG subsidiary also provides other operating insurance policies for the Company and our subsidiaries.  In the event of a failure of AIG, this could materially impact our operations and our permits which we are required to have in order to operate our treatment, storage, and disposal facilities.

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
A material amount of our Nuclear Segment's revenues are generated through various U.S. government contracts or subcontracts involving the U.S. government.  Our revenues from governmental contracts and subcontracts relating to governmental facilities within our Nuclear Segment were approximately $43,464,000 and $30,000,000, representing 57.6% and 46.5%, respectively, of our consolidated operating revenues from continuing operations for 2008 and 2007.  Most of our government contracts or our subcontracts granted under government contracts are awarded through a regulated competitive bidding process. Some government contracts are awarded to multiple competitors, which increase overall competition and pricing pressure and may require us to make sustained post-award efforts to realize revenues under these government contracts. All contracts with, or subcontracts involving, the federal government are terminable, or subject to renegotiation, by the applicable governmental agency on 30 days notice, at the option of the governmental agency.  If we fail to maintain or replace these relationships, or if a material contract is terminated or renegotiated in a manner that is materially adverse to us, our revenues and future operations could be materially adversely affected.

Failure of our Nuclear Segment to be profitable could have a material adverse effect.
Our Nuclear Segment has historically been profitable.  With the divestitures of certain facilities within our Industrial Segment and the acquisition of our Perma-Fix Northwest Richland, Inc. (“PFNWR”) within our Nuclear Segment in June 2007, the Nuclear Segment represents the Company’s largest revenue segment. The Company’s main objectives are to increase focus on the efficient operation of our existing facilities within our Nuclear Segment and to further evaluate strategic acquisitions within the Nuclear Segment.  If our Nuclear Segment fails to continue to be profitable in the future, this could have a material adverse effect on the Company’s results of operations, liquidity and our potential growth.

Our existing and future customers may reduce or halt their spending on nuclear services with outside vendors, including us.
A variety of factors may cause our existing or future customers (including the federal government) to reduce or halt their spending on nuclear services from outside vendors, including us. These factors include, but are not limited to:

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

These events could result in or cause the federal government to terminate or cancel its existing contracts involving us to treat, store or dispose of contaminated waste at one or more of the federal sites since all contracts with, or subcontracts involving, the federal government are terminable upon or subject to renegotiation at the option of the government on 30 days notice.  These events also could adversely affect us to the extent that they result in the reduction or elimination of contractual requirements, lower demand for nuclear services, burdensome regulation, disruptions of shipments or production, increased operational costs or difficulties or increased liability for actual or threatened property damage or personal injury.

Economic downturns (ie: the current economic recession) and/or reductions in government funding could have a material negative impact on our businesses.
Demand for our services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including the current economic recession and conditions, inability of the federal government to adopt its budget or reductions in the budget for spending to remediate federal sites due to numerous reasons, including, without limitation, the substantial deficits that the federal government has and is continuing to incur.  During economic downturns, such as the current economic recession, and large budget deficits that the federal government and many states are experiencing, the ability of private and government entities to spend on nuclear services may decline significantly.  Although the recently adopted economic stimulus package provides for substantial funds to remediate federal nuclear sites, we cannot be certain that economic or political conditions will be generally favorable or that there will not be significant fluctuations adversely affecting our industry as a whole.  In addition, our operations depend, in large part, upon governmental funding, particularly funding levels at the DOE.  Significant reductions in the level of governmental funding (for example, the annual budget of the DOE) or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows.

The loss of one or a few customers could have an adverse effect on us.
One or a few governmental customers or governmental related customers have in the past, and may in the future, account for a significant portion of our revenue in any one year or over a period of several consecutive years.  Because customers generally contract with us for specific projects, we may lose these significant customers from year to year as their projects with us are completed. Our inability to replace the business with other projects could have an adverse effect on our business and results of operations.

As a government contractor, we are subject to extensive government regulation, and our failure to comply with applicable regulations could subject us to penalties that may restrict our ability to conduct our business.
Our governmental contracts, which are primarily with the DOE or subcontracts relating to DOE sites, are a significant part of our business.  Allowable costs under U.S. government contracts are subject to audit by the U.S. government.  If these audits result in determinations that costs claimed as reimbursable are not allowed costs or were not allocated in accordance with applicable regulations, we could be required to reimburse the U.S. government for amounts previously received.

Governmental contracts or subcontracts involving governmental facilities are often subject to specific procurement regulations, contract provisions and a variety of other requirements relating to the formation, administration, performance and accounting of these contracts.  Many of these contracts include express or implied certifications of compliance with applicable regulations and contractual provisions.  If we fail to comply with any regulations, requirements or statutes, our existing governmental contracts or subcontracts involving governmental facilities could be terminated or we could be suspended from government contracting or subcontracting.  If one or more of our governmental contracts or subcontracts are terminated for any reason, or if we are suspended or debarred from government work, we could suffer a significant reduction in expected revenues and profits. Furthermore, as a result of our governmental contracts or subcontracts involving governmental facilities, claims for civil or criminal fraud may be brought by the government or violations of these regulations, requirements or statutes.

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

Our businesses subject us to substantial potential environmental liability.
Our business of rendering services in connection with management of waste, including certain types of hazardous waste, low-level radioactive waste, and mixed waste (waste containing both hazardous and low-level radioactive waste), subjects us to risks of liability for damages. Such liability could involve, without limitation:

·	claims for clean-up costs, personal injury or damage to the environment in cases in which we are held responsible for the release of hazardous or radioactive materials; and
·	claims of employees, customers, or third parties for personal injury or property damage occurring in the course of our operations; and
·	claims alleging negligence or professional errors or omissions in the planning or performance of our services.

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

We continue to have material weaknesses in our Internal Control over Financial Reporting (“ICFR”).
During our evaluation of our ICFR, we noted that the monitoring of invoicing process controls and the corresponding transportation and disposal process controls at our Industrial Segment subsidiaries were ineffective and were not being applied consistently.  In addition, we noted that the monitoring of quote to invoicing control was ineffective at certain of our Nuclear Segment subsidiaries.  These deficiencies resulted in material weaknesses to our ICFR, and could result in sales being priced and invoiced at amounts which were not approved by the customer, or the appropriate level of management, and recognition of revenue in incorrect financial reporting period.  These deficiencies have resulted in our disclosure that our ICFR was ineffective as of the end of 2008 and 2007.  Although these material weaknesses did not result in a material adjustment to our quarterly or annual financial statements, if we are unable to remediate these material weaknesses, there is a reasonable possibility that a misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We may be unable to utilize loss carryforwards in the future.
We have approximately $26,589,000 in net operating loss carryforwards which will expire from 2009 to 2028 if not used against future federal income tax liabilities.  Our net loss carryforwards are subject to various limitations.  Our ability to use the net loss carryforwards depends on whether we are able to generate sufficient income in the future years.  Further, our net loss carryforwards have not been audited or approved by the Internal Revenue Service.

Risks Relating to our Intellectual Property

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

Risks Relating to our Financial Position and Need for Financing

Breach of financial covenants in existing credit facility could result in a default, triggering repayment of outstanding debt under the credit facility.

Our credit facility with our bank contains financial covenants. A breach of any of these covenants could result in a default under our credit facility triggering our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit. In the past, none of our covenants have been restrictive to our operations.  If we fail to meet our loan covenants in the future and our lender does not waive the non-compliance or revise our covenant so that we are in compliance, our lender could accelerate the repayment of borrowings under our credit facility.  In the event that our lender accelerates the payment of our borrowing, we may not have sufficient liquidity to repay our debt under our credit facility and other indebtedness.

Our amount of debt and floating rates of interest could adversely affect our operations.
At December 31, 2008, our aggregate consolidated debt was approximately $16,203,000. If our floating rates of interest experienced an upward increase of 1%, our debt service would increase by approximately $162,000 annually.  Our secured revolving credit facility (the “Credit Facility”) provides for an aggregate commitment of $25,000,000, consisting of an $18,000,000 revolving line of credit and a term loan of $7,000,000.  The maximum we can borrow under the revolving part of the Credit Facility is based on a percentage of the amount of our eligible receivables outstanding at any one time.  As of December 31, 2008, we had borrowings under the revolving part of our Credit Facility of $6,500,000 and borrowing availability of up to an additional $5,400,000 based on our outstanding eligible receivables.   A lack of operating results could have material adverse consequences on our ability to operate our business.  Our ability to make principal and interest payments, or to refinance indebtedness, will depend on both our and our subsidiaries' future operating performance and cash flow. Prevailing economic conditions, interest rate levels, and financial, competitive, business, and other factors affect us.  Many of these factors are beyond our control.

Risks Relating to our Common Stock

Issuance of substantial amounts of our Common Stock could depress our stock price.
Any sales of substantial amounts of our Common Stock in the public market could cause an adverse effect on the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities.  The issuance of our Common Stock will result in the dilution in the percentage membership interest of our stockholders and the dilution in ownership value.  As of December 31, 2008, we had 53,934,560 shares of Common Stock outstanding.

In addition, as of December 31, 2008, we had outstanding options to purchase 3,417,347 shares of Common Stock at exercise prices from $1.22 to $2.98 per share.  Further, we have adopted a preferred share rights plan, and if such is triggered, could result in the issuance of a substantial amount of our Common Stock.    The existence of this quantity of rights to purchase our Common Stock could result in a significant dilution in the percentage ownership interest of our stockholders and the dilution in ownership value.  Future sales of the shares issuable could also depress the market price of our Common Stock.

We do not intend to pay dividends on our Common Stock in the foreseeable future.
Since our inception, we have not paid cash dividends on our Common Stock, and we do not anticipate paying any cash dividends in the foreseeable future.  Our Credit Facility prohibits us from paying cash dividends on our Common Stock.

The price of our Common Stock may fluctuate significantly, which may make it difficult for our stockholders to resell our Common Stock when a stockholder wants or at prices a stockholder finds attractive.
The price of our Common Stock on the Nasdaq Capital Markets constantly changes. We expect that the market price of our Common Stock will continue to fluctuate. This may make it difficult for our stockholders to resell the Common Stock when a stockholder wants or at prices a stockholder finds attractive.

Future issuance or potential issuance of our Common Stock could adversely affect the price of our Common Stock, our ability to raise funds in new stock offerings, and dilute our shareholders percentage interest in our Common Stock.

Future sales of substantial amounts of our Common Stock in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our Common Stock, and impair our ability to raise capital through future offerings of equity.  No prediction can be made as to the effect, if any, that future issuances or sales of shares of Common Stock or the availability of shares of Common Stock for future issuance, will have on the trading price of our Common Stock.  Such future issuances could also significantly reduce the percentage ownership and dilute the ownership value of our existing common stockholders.

Delaware law, certain of our charter provisions, our stock option plans, outstanding warrants and our Preferred Stock may inhibit a change of control under circumstances that could give you an opportunity to realize a premium over prevailing market prices.

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

We have authorized and unissued 17,648,093 (which include outstanding options to purchase 3,417,347 shares of our Common Stock) shares of Common Stock and 2,000,000 shares of Preferred Stock as of December 31, 2008 (which includes 600,000 shares of our Preferred Stock reserved for issuance under our preferred share rights plan).  These unissued shares could be used by our management to make it more difficult, and thereby discourage an attempt to acquire control of us.

Our Preferred Share Rights Plan may adversely affect our stockholders.
In May 2008, we adopted a preferred share rights plan (the “Rights Plan”), designed to ensure that all of our stockholders receive fair and equal treatment in the event of a proposed takeover or abusive tender offer. However, the Rights Plan may also have the effect of deterring, delaying, or preventing a change in control that might otherwise be in the best interests of our stockholders.

In general, under the terms of the Rights Plan, subject to certain limited exceptions, if a person or group acquires 20% or more of our Common Stock or a tender offer or exchange offer for 20% or more of our Common Stock is announced or commenced, our other stockholders may receive upon exercise of the rights (the “Rights”) issued under the Rights Plan the number of shares our Common Stock or of one-one hundredths of a share of our Series A Junior Participating Preferred Stock, par value $.001 per share, having a value equal to two times the purchase price of the Right.  In addition, if we are acquired in a merger or other business combination transaction in which we are not the survivor or more than 50% of our assets or earning power is sold or transferred, then each holder of a Right (other than the acquirer) will thereafter have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the purchase price of the Right.  The purchase price of each Right is $13, subject to adjustment.

The Rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The Rights may be redeemed by us at $0.001 per Right at any time before any person or group acquires 20% or more of our outstanding common stock.  The rights should not interfere with any merger or other business combination approved by our board of directors. The Rights expire on May 2, 2018.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our principal executive office is in Atlanta, Georgia.  Our Operations Headquarters is located in Oak Ridge, Tennessee.  Our Nuclear Segment facilities are located in Gainesville, Florida; Kingston, Tennessee; Oak Ridge, Tennessee, and in Richland, Washington.  Our Consulting Engineering Services is located in Ellisville, Missouri.  Our Industrial Segment facilities are located in Orlando and Ft. Lauderdale, Florida; and Valdosta, Georgia.  Our Industrial Segment also has two non-operational facilities: Brownstown, Michigan, where we still maintain the property; and Pittsburgh, Pennsylvania, for which the leased property was released back to the owner in 2006 upon final remediation of the leased property.

We operate eight facilities.  All of the facilities are in the United States.  Five of our facilities are subject to mortgages as granted to our senior lender (Kingston, Tennessee; Gainesville, Florida; Richland, Washington; Fort Lauderdale, Florida; and Orlando, Florida).

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

Perma-Fix of Dayton (“PFD”), Perma-Fix of Florida (“PFF”), Perma-Fix of Orlando (“PFO”), Perma-Fix of South Georgia (“PFSG”), and Perma-Fix of Memphis (“PFM”)
In May 2007, the above facilities were named Partially Responsible Parties (“PRPs”) at the Marine Shale Superfund site in St. Mary Parish, Louisiana (“Site”).  Information provided by the EPA indicates that from 1985 through 1996, the Perma-Fix facilities above were responsible for shipping 2.8% of the total waste volume received by Marine Shale.  Subject to finalization of this estimate by the PRP group, PFF, PFO and PFD could be considered de-minimus at .06%, .07% and .28% respectively.  PFSG and PFM would be major at 1.12% and 1.27% respectively.  However, at this time the contributions of all facilities are consolidated.

As of the date of this report, Louisiana DEQ (“LDEQ”) has collected approximately $8,400,000 for the remediation of the site and has completed removal of above ground waste from the site.  The EPA’s unofficial estimate to complete remediation of the site is between $9,000,000 and $12,000,000; however, based on preliminary outside consulting work hired by the PRP group, which we are a party to, the remediation costs can be below EPA’s estimation.  The PRP Group has established a cooperative relationship with LDEQ and EPA, and is working closely with these agencies to assure that the funds held by LDEQ are used cost-effective.  As a result of recent negotiations with LDEQ and EPA, further remediation work by LDEQ has been put on hold pending completion of a site assessment by the PRP Group.  This site assessment could result in remediation activities to be completed within the funds held by LDEQ.  As part of the PRP Group, we have paid an initial assessment of $10,000 in the fourth quarter of 2007, which was allocated among the facilities. In addition, we accrued approximately $27,000 in the third quarter of 2008 for our estimated portion of the cost of the site assessment, which was allocated among the facilities.  Approximately $9,000 of the accrued amount was paid to the PRP Group in the fourth quarter of 2008.  As of the date of this report, we cannot accurately access our total liability.  The Company records its environmental liabilities when they are probable of payment and can be estimated within a reasonable range.  Since this contingency currently does not meet this criteria, a liability has not been established.

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

Industrial Segment Divested Facilities/Operations
We sold substantially all of the assets of PFTS pursuant to an Asset Purchase Agreement on May 30, 2008.  Under this Agreement the buyer assumed certain debts and obligations of PFTS, including, but not limited to, certain debts and obligations of PFTS to regulatory authorities under certain consent agreements entered into by PFTS with the appropriate regulatory authority to remediate portions of the facility sold to the buyer.  If any of these liabilities/obligations are not paid or preformed by the buyer, the buyer would be in breach of the Asset Purchase Agreement and we may assert claims against the buyer for such breach.  We currently are discussing with the buyer of the PFTS’ assets regarding certain liabilities which the buyer assumed and agreed to pay but which the buyer has refused to satisfy as of the date of this report.   In addition, the buyer of the PFTS assets is required to replace our financial assurance bond with its own financial assurance mechanism for facility closures.  Our financial assurance bond of $685,000 for PFTS was required to remain in place until the buyer has provided replacement coverage.  The respective regulatory authority will not release us from our financial assurance obligations until the buyer complies with the appropriate financial assurance regulations.   On March 24, 2009, the respective regulatory authority authorized the release of our financial assurance bond of $685,000 for PFTS.  The buyer of PFTS’ assets has provided its own financial assurance bond which was approved by the respective regulatory authority.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth, as of the date hereof, information concerning our executive officers:

NAME	AGE	POSITION
Dr. Louis F. Centofanti	65	Chairman of the Board, President and Chief Executive Officer
Mr. Larry McNamara	59	Chief Operating Officer
Mr. Robert Schreiber, Jr.	58	President of SYA, Schreiber, Yonley & Associates, a subsidiary of the Company, and Principal Engineer
Mr. Ben Naccarato	46	Chief Financial Officer, Vice President, and Secretary

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

Mr. Ben Naccarato
Mr. Naccarato was named Chief Financial Officer by the Company’s Board of Directors on February 26, 2009.  Mr. Naccarato was appointed on October 24, 2008 by the Company’s Board of Directors as the Interim Chief Financial Officer, effective November 1, 2008.  Mr. Naccarato has been with the Company since September 2004 and has served as Vice President, Corporate Controller/Treasurer since May 2006.   Previous to serving as the Vice President, Corporate Controller/Treasurer, Mr. Naccarato served as Vice President, Finance of the Company’s Industrial Segment.  Prior to joining the Company in September 2004, Mr. Naccarato served as the CFO of Culp Petroleum Company, Inc., a privately held company in the fuel distribution and used waste oil industry from December 2002 to September 2004.  Mr. Naccarato is a graduate of University of Toronto having received a Bachelor of Commerce and Finance Degree and is a Certified Management Accountant.

Resignation of Chief Financial Officer
On October 22, 2008, Mr. Steven Baughman, tendered his resignation as Chief Financial Officer, Vice President, and Secretary of the Board of Directors of the Company.  Mr. Baughman’s resignation from his positions and as an executive officer became effective October 31, 2008.

Certain Relationships
There are no family relationships between any of our Directors or executive officers. Dr. Centofanti is the only Director who is our employee.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock, is traded on the NASDAQ Capital Markets (“NASDAQ”) under the symbol “PESI”. The following table sets forth the high and low market trade prices quoted for the Common Stock during the periods shown.  The source of such quotations and information is the NASDAQ online trading history reports.

		2008		2007
		Low	High	Low	High
Common Stock	1st Quarter	$1.49	$2.48	$2.07	$2.57
	2nd Quarter	1.50	3.18	2.13	3.25
	3rd Quarter	1.75	2.99	1.74	3.40
	4th Quarter	.63	2.09	2.25	3.05

As of March 9, 2009, there were approximately 265 stockholders of record of our Common Stock, including brokerage firms and/or clearing houses holding shares of our Common Stock for their clientele (with each brokerage house and/or clearing house being considered as one holder).  However, the total number of beneficial stockholders as of March 9, 2009, was approximately 3,249.

Since our inception, we have not paid any cash dividends on our Common Stock and have no dividend policy.  Our loan agreement prohibits paying any cash dividends on our Common Stock without prior approval from the lender.  We do not anticipate paying cash dividends on our outstanding Common Stock in the foreseeable future.

No sales of unregistered securities, other than the securities sold by us during 2008, as reported in our Forms 10-Q for the quarters ended March 31, 2008, June 30, 2008, and September 30, 2008,  which were not registered under the Securities Act of 1933, as amended, were issued during 2007.  There were no purchases made by us or on behalf of us or any of our affiliated members of shares of our Common Stock during the last quarter of 2008.

Preferred Share Rights Plan
In May 2008, we adopted a shareholder rights plan which will impact a potential acquirer unless the acquirer negotiates with our Board of Directors and the Board of Directors approves the transaction.  The rights plan has a 10 year term.  Pursuant to this plan, one preferred share purchase right (a “Right”) is attached to each currently outstanding or subsequently issued share of our Common Stock.  Prior to becoming exercisable, the Rights trade together with our Common Stock.  In general, the Rights will become exercisable if a person or group (other than the acquirer) acquires or announces a tender or exchange offer for 20% or more of our Common Stock.  Each Right entitles the holder to purchase from us one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Stock”), at an exercise price of $13 per one one-hundredth of a share, subject to adjustment.  If a person or group acquires 20% or more of our Common Stock, each Right will entitle the holder (other than the acquirer) to purchase shares of our Common Stock (or, in certain circumstances, cash or other securities) having a market value of twice the exercise price of a Right at such time.  Under certain circumstances, each Right will entitle the holder (other than the acquirer) to purchase the common stock of the acquirer having a market value of twice the exercise price of a Right at such time.  In addition, under certain circumstances, our Board of Directors may exchange each Right (other than those held by the acquirer) for one share of our Common Stock, subject to adjustment.  If the Rights become exercisable, holders of our Common Stock (other than the acquirer), will receive the number of Rights they would have received if their units had been redeemed and the purchase price paid in our Common Stock.  Our Board of Directors may redeem the Rights at a price of $0.001 per Right generally at any time before 10 days after the Rights become exercisable.

Common Stock Price Performance Graph
The following Common Stock price performance graph compares the yearly change in the Company’s cumulative total stockholders’ returns on the Common Stock during the years 2004 through 2008, with the cumulative total return of the NASDAQ Market Index and the published industry index prepared by Hemscott and known as Hemscott Industry Group 637-Waste Management Index (“Industry Index”) assuming the investment of $100 on January 1, 2004.

The stockholder returns shown on the graph below are not necessarily indicative of future performance, and we will not make or endorse any predications as to future stockholder returns.

Assumes $100 invested in the Company on January 1, 2004, the Industry Index and the NASDAQ Market Index, and the reinvestment of dividends. The above five-year Cumulative Total Return Graph shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission, nor shall such information be incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 (collectively, the “Acts”) or be subject to the liabilities under Section 18 of the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not be deemed to be soliciting material or to be filed under such Acts.

ITEM 6.	SELECTED FINANCIAL DATA

The financial data included in this table has been derived from our audited consolidated financial statements, which have been audited by BDO Seidman, LLP.  In 2007, as a result of the Company’s decision to divest the facilities within our Industrial Segment, our Industrial Segment facilities were reclassified (with the exception of PFMI and PFP which were already reclassified as discontinued operations in 2004 and 2005, respectively) in our discontinued operations, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144.  As a result of the Company’s decision to retain PFFL, PFSG, and PFO within the Industrial Segment in September 2008, the Company’s previously reported Consolidated Statement of Operations data for the years noted below have been restated to reflect the reclassification of these three facilities/operations back into our continuing operations from discontinued operations, in accordance with SFAS No. 144.  Certain prior year amounts have been reclassified to conform with current year presentations.  Amounts are in thousands, except for per share amounts.   The information set forth below should be read in conjunction with “Management’s Discussion Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and the notes thereto included elsewhere herein.

Statement of Operations Data:

	2008(1)	2007(1)(2)	2006(1)	2005	2004(3)
Revenues	$75,504	$64,544	$68,205	$68,833	$61,912
Income (loss) from continuing operations	920	(2,380)	5,422	4,067	(3,170)
Loss from discontinued operations, net of taxes	(1,332)	(6,830)	(711)	(328)	(16,191)
Gain on disposal of discontinued operations, net of taxes	2,323	¾	¾	¾	¾
Net income (loss)	1,911	(9,210)	4,711	3,739	(19,361)
Preferred stock dividends	¾	¾	¾	(156)	(190)
Net income (loss) applicable to Common Stockholders	1,911	(9,210)	4,711	3,583	(19,551)
Income (loss) per common share - Basic
Continuing operations	.02	(.05)	.11	.09	(.08)
Discontinued operations	(.02)	(.13)	(.01)	(.01)	(.40)
Disposal of discontinued operations	.04	¾	¾	¾	¾
Net income (loss) per share	.04	(.18)	.10	.08	(.48)
Income (loss) per common share - Diluted
Continuing operations	.02	(.05)	.11	.09	(.08)
Discontinued operations	(.02)	(.13)	(.01)	(.01)	(.40)
Disposal of discontinued operations	.04	¾	¾	¾	¾
Net income (loss) per share	.04	(.18)	.10	.08	(.48)
Basic number of shares used in computing
net income (loss) per share	53,803	52,549	48,157	42,605	40,478
Diluted number of shares and potential
common shares used in computing
net income (loss) per share	54,003	52,549	48,768	44,804	40,478

Balance Sheet Data:

	December 31,
	2008	2007	2006	2005	2004
Working capital (deficit)	$(3,886)	$(17,154)	$12,810	$5,916	$(497)
Total assets	123,712	126,048	106,355	98,457	100,304
Current and long-term debt	16,203	18,836	8,329	13,375	18,956
Total liabilities	60,791	66,035	40,617	50,019	56,771
Preferred Stock of subsidiary	1,285	1,285	1,285	1,285	1,285
Stockholders' equity	61,636	58,728	64,453	47,153	42,248

(1)
Includes recognized stock based compensation expense of $531,000, $457,000 and $338,000 for 2008, 2007 and 2006, respectively, pursuant to the adoption of SFAS 123R which became effective January 1, 2006.

(2)
Includes financial data of PFNWR acquired during 2007 and accounted for using the purchase method of accounting in which the results of operations are reported from the date of acquisition, June 13, 2007.

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

Review
2008 was a turbulent year throughout the U.S economy, with the domestic recessionary environment which became evident during the latter part of 2008.  This turbulence impacted our results in 2008.  Demand for our services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including the current economic recession and conditions, inability of the federal government to adopt its budget or reductions in the budget for spending to remediate federal sites due to numerous reasons, including, without limitation, the substantial deficits that the federal government has and is continuing to incur.  During economic downturns, such as the current economic recession, and large budget deficits that the federal government and many states are experiencing, the ability of private and government entities to spend on nuclear services may decline significantly.  Although the recently adopted economic stimulus package provides for substantial funds to remediate federal nuclear sites, we cannot be certain that economic or political conditions will be generally favorable or that there will not be significant fluctuations adversely affecting our industry as a whole.  In addition, our operations depend, in large part, upon governmental funding, particularly funding levels at the Department of Energy (“DOE”).  Our governmental contracts and subcontracts relating to activities at governmental sites are subject to termination or renegotiation on 30 days notice at the government’s option.  Significant reductions in the level of governmental funding (for example, the annual budget of the DOE) or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows.

Within our Nuclear Segment, we generated revenue of $61,359,000, which included revenue of approximately $17,325,000 at our Perma-Fix Northwest Richland, Inc. (“PFNWR”) facility acquired in June of 2007 and $7,095,000 of revenue generated from a subcontract awarded to us by the DOE’s general contractor CH Plateau Remediation Compay (“CHPRC”) to treat wastes at the Hanford Site.  This CHPRC subcontract became effective October 1, 2008.  In 2007, revenue from PFNWR accounted for $8,439,000 of our revenue within our Nuclear Segment.  Excluding revenue of PFNWR and CHPRC, our Nuclear Segment’s revenue decreased $6,326,000 or 14.6% due primarily to reduced receipts offset in part by higher priced wastes.  Our Industrial Segment generated $10,951,000 in revenue in 2008 as compared to $10,442,000 in 2007 or 4.9% increase.  This increase was primarily the result of oil sales which paralled the high price of oil globally in 2008.  Revenue in our Industrial Segment includes revenue of Perma-Fix of Fort Lauderdale, Inc. (“PFFL”), Perma-Fix of South Georgia, Inc. (“PFSG”), and Perma-Fix of Orlando, Inc. (“PFO”).  In May 2007, our Board of Directors authorized the divestiture of our Industrial Segment.  In September 2008, our Board of Directors approved retaining the three facilities/operations at PFFL, PFSG, and PFO, which resulted in the reclassification of these three facilities/operations back into our continuing operations.  The subsequent decision to retain these operations within our Industrial Segment is based on our belief that these operations are self sufficient, which should allow senior management the freedom to focus on growing our nuclear operations, while benefiting from the cash flow and growth prospects of these three facilities and the fact that we were unable in the current economic climate to obtain the values for these companies that we believe they are worth.  In the fourth quarter of 2008, we sold one of the two properties at our PFO facility for $900,000 in cash, which was used for our working capital.  We do not expect any impact or reduction to PFO’s operating capability from the sale of the property at PFO.  Revenue in our Engineering Segment was up 33.2% in 2008 from 2007 due primarily to increase in billable hours.  The backlog of stored waste within the Nuclear Segment was reduced to $10,244,000, at December 31, 2008, down from $14,646,000 in 2007, reflecting the reduced waste receipts in the year.

In 2008, we completed the sale of substantially all of the assets of three of our Industrial Segment facilities/operations which was reclassified into our discontinued operations in May 2007 as follows:  on January 8, 2008, we completed the sale of substantially all of the assets of Perma-Fix Maryland, Inc. (“PFMD”) for $3,825,000 in cash and the assumption by the buyer of certain liabilities of PFMD, with a final working capital adjustment of $170,000 received by Perma-Fix from the buyer in the fourth quarter of 2008; on March 14, 2008, we completed the sale of substantially all of the assets of Perma-Fix of Dayton, Inc. (“PFD”) for approximately $2,143,000 in cash, plus assumption by the buyer of certain of PFD’s liabilities and obligations.  In June 2008, we paid the buyer $209,000 in final working capital adjustment; and on May 30, 2008, we completed the sale of substantially all of the assets of Perma-Fix Treatment Services, Inc. (“PFTS”) for approximately $1,503,000, and assumption by the buyer of certain liabilities of PFTS.  In July 2008, we paid the buyer $135,000 in final working capital adjustments. Proceeds received from the sale of these three facilities were used to pay off our term note and pay down our revolver.  In August 2008, we reloaded our term note back to $7,000,000 with the revolving line of credit remaining at $18,000,000.  The due date of the $25,000,000 credit facility was extended through July 31, 2012.

We have taken steps to improve our working capital in 2008.  Our working capital position at December 31, 2008 is a negative $3,886,000, which includes working capital of our discontinued operations, as compared to a negative working capital of $17,154,000 as of December 31, 2007.  The improvement in our working capital is the result of the reclassification of our indebtedness to certain of our lenders from current (less current maturities) to long term in the first quarter of 2008 due to the Company meeting its fixed charge coverage ratio, pursuant to our loan agreement, as amended, in the first quarter of 2008.  In 2007, the Company failed to meet its fixed charge coverage ratio as of December 31, 2007 and as a result we were required under generally accepted accounting principles to reclassify approximately $11,403,000 in debt under our credit facility with PNC and debt payable to KeyBank National Association, due to a cross default provision from long term to current as of December 31, 2007.   We met our fixed charge coverage ratio in each quarter in 2008 and we anticipate meeting this ratio in 2009.  Our working capital in 2008 was also impacted by the annual cash payment to the finite risk sinking fund of $1,004,000, our payments of approximately $4,274,000 in financial assurance coverage for our PFNWR facility, capital spending of approximately $1,158,000, the reclassification of approximately $833,000 in principal balance on the shareholder note resulting from the acquisition of PFNWR in June from long term to current, payment of approximately $3,039,000 on the KeyBank debt from the PFNWR acquisition, and the payments against the long term portion of our term note of approximately $4,100,000 in proceeds received from sale of PFMD, PFD, and PFTS.

Outlook
We believe that government funding that will be available for DOE projects under the recently enacted government stimulus plan as it relates to our existing government contracts within our Nuclear Segment should positively impact our Nuclear Segment since the stimulus plan provides for a substantial amount for remediation of DOE sites.  However, declining consumer confidence continues to impact the U.S. economy.  Turmoil in the financial markets continues to strain the availability of credit which could limit our customers’ ability to obtain adequate financing which could decrease the demand for our services, thereby negatively impacting our results of operations into 2009.   A significant amount of our revenues within our Nuclear Segment stem from U.S. government contracts or subcontracts involving the U.S. government.  Our government contracts and subcontracts relating to activities at governmental sites are subject to termination or renegotiation on 30 days notice at the government’s option.  With government deficits at an all time high, in light of the uncertainty in the current economy, funding for certain governmental remediation projects at DOE and DOD sites could be cut off or curtailed thereby negatively impacting our results of operations and liquidity.  The Company continues to remain cautious of the future due to the heightened financial market turmoil and the large government deficit.

Results of Operations
The reporting of financial results and pertinent discussions are tailored to three reportable segments: Nuclear Waste Management Services (“Nuclear”), Industrial Waste Management Services (“Industrial”), and Consulting Engineering Services (“Engineering”).

Below are the results of continuing operations for our years ended December 31, 2008, 2007, and 2006 (amounts in thousands):

(Consolidated)	2008	%	2007	%	2006	%
Net Revenues	$75,504	100.0	$64,544	100.0	$68,205	100.0
Cost of goods sold	55,310	73.3	45,544	70.6	43,160	63.3
Gross Profit	20,194	26.7	19,000	29.4	25,045	36.7

Selling, general and administrative	18,832	24.9	18,082	28.0	17,803	26.1
Asset impairment (recovery) loss	(507)	(.7)	1,836	2.8	¾	¾
(Gain) loss on disposal of property
and equipment	(295)	(.4)	172	.3	27	¾
Income (loss) from operations	2,164	2.9	(1,090)	(1.7)	7,215	10.6
Interest income	226	.3	312	.4	280	.4
Interest expense	(1,317)	(1.7)	(1,321)	(2.0)	(1,255)	(1.8)
Interest expense – financing fees	(137)	(.2)	(196)	(.3)	(192)	(.3)
Other	(6)	¾	(85)	(.1)	(119)	(.2)
Income (loss) from continuing operations before taxes	930	1.3	(2,380)	(3.7)	5,929	8.7
Income tax expense	10	¾	¾	¾	507	.8
Income (loss) from continuing operations	920	1.3	(2,380)	(3.7)	5,422	7.9
Preferred Stock dividends	¾	¾	¾	¾	¾	¾

Summary - Years Ended December 31, 2008 and 2007

Net Revenue
Consolidated revenues from continuing operations increased $10,960,000 for the year ended December 31, 2008, compared to the year ended December 31, 2007, as follows:

(In thousands)	2008		% Revenue	2007		% Revenue	Change	% Change
Nuclear
Government waste	$14,209		18.9	$11,763		18.2	$2,446	20.8
LATA/Parallax	4,841		6.4	8,784		13.6	(3,943)	(44.9)
Fluor Hanford	2,814	(1)	3.7	3,885	(2)	6.0	(1,071)	(27.6)
CHPRC	7,095	(1)	9.4	¾		¾	7,095	100.0
Hazardous/non-hazardous	3,973		5.3	5,068		7.9	(1,095)	(21.6)
Other nuclear waste	11,102		14.7	13,765		21.3	(2,663)	(19.3)
Acquisition 6/07 (PFNWR)	17,325	(1)	22.9	8,439	(2)	13.1	8,886	105.3
Total	61,359		81.3	51,704		80.1	9,655	18.7

Industrial
Commercial waste	5,495		7.3	5,699		8.8	(204)	(3.6)
Government services	814		1.1	1,653		2.6	(839)	(50.8)
Oil sales	4,642		6.1	3,090		4.8	1,552	50.2
Total	10,951		14.5	10,442		16.2	509	4.9

Engineering	3,194		4.2	2,398		3.7	796	33.2

Total	$75,504		100.0	$64,544		100.0	$10,960	17.0

(1)  Revenue of $17,325,000 from PFNWR for 2008 includes approximately $14,505,000 relating to wastes generated by the federal government, either directly or indirectly as a subcontractor to the federal government.  Of the $14,505,000 in revenue, approximately $5,160,000 was from Fluor Hanford, a contractor to the federal government and approximately $1,025,000 was from CHPRC, a contractor to the federal government.  Revenue in 2008 from Fluor Hanford totaled approximately $7,974,000 or 10.6% of total consolidated revenue.  Revenue in 2008 from CHPRC totaled approximately $8,120,000 or 10.8% of total consolidated revenue.

(2)  Revenue of $8,439,000 from PFNWR for 2007 includes approximately $5,568,000 relating to wastes generated by the federal government, either directly or indirectly as a subcontractor to the federal government.  Of the $5,568,000 in revenue, approximately $3,100,000 was from Fluor Hanford, a contractor to the federal government.  Revenue in 2007 from Fluor Hanford totaled approximately $6,985,000 or 10.8 % of total consolidated revenue.

The Nuclear Segment experienced a $9,655,000 increase in revenue for the year ended December 31, 2008 over the same period in 2007.  Total revenue within the Nuclear Segment included $17,325,000 of revenue at our PFNWR facility for the full year of 2008 as compared to $8,439,000 after the facility was acquired on June 13, 2007.  In addition, our revenue for the Nuclear Segment included revenue of $7,095,000 for our new subcontract awarded to us from CHPRC.  In the second quarter of 2008, we were awarded a subcontract by CHPRC to perform a portion of facility operations and waste management activities for the DOE Hanford, Washington Site.  The general contract awarded by the DOE to CHPRC and our subcontract provide for a transition period from August 11, 2008 through September 30, 2008, a base period from October 1, 2008 through September 30, 2013 and an option period from October 1, 2013 through September 30, 2018.  On October 1, 2008, operations of this subcontract commenced at the DOE Hanford Site.  Excluding our revenue from PFNWR and CHPRC, revenue within our Nuclear Segment decreased approximately $6,326,000 or 14.6% as compared to the same period of 2007.  Excluding revenue from PFNWR and CHPRC, revenue from government generators (which includes our subcontrtacts with LATA/Parallax and Fluor Hanford) decreased $2,568,000 or 10.5% due primarily to overall lower government receipts.  For 2008, government agencies were operated under “Continuing Resolution” without finalized budgets due in part to the impending change in Administration, which had a negative impact on availability of funding for services offered by our Nuclear Segment.  We saw a decrease of $3,943,000 or 44.9% under our subcontracts with LATA/Parallax due to significant progress made by LATA/Parallax in completing legacy waste removal actions as part of their clean-up project at Portsmouth for the DOE.  We saw a decrease of approximately $1,071,000 or 27.6% in revenue from Fluor Hanford due to lower overall receipts and transition of revenue from Fluor Hanford to CHPRC effective October 1, 2008 (see “known Trends and Uncertainties – significant customers” in this section).  Revenue from remaining government wastes increased approximately $2,446,000 or 20.8% due to higher priced waste with reduced volume.  Revenue from hazardous and non-hazardous waste was down $1,095,000 or 21.6% due to lower volume of waste received offset by higher average prices per drum which increase approximately 38.5%.  The price change is primarily due to waste mix.  We also had three large event projects in 2007, while none occurred in 2008.  Other nuclear waste revenue decreased $2,663,000 or 19.3% as packaging and field service related revenue from LATA/Parallax Portsmouth contract from 2007 did not occur in 2008.  Revenue in our Industrial Segment increased $509,000 or 4.9% due primarily to higher oil sale revenue.  We saw an increase of approximately 52.6% in average price per gallon while volume only decreased 2.1%.  The increase in average price per gallon was attributed to the high global oil costs throughout most of 2008.  This increase in oil sale revenue was partially offset by lower government revenue resulting from termination of a government contract in July 2007.  Revenue in our Engineering Segment increased approximately $796,000 or 33.2% due primarily to the increase of billable hours of 29.0% caused by increase in external business, with the billability rate remaining fairly constant, a slight decrease of .3% from 2007 to 2008.

Cost of Goods Sold
Cost of goods sold increased $9,766,000 for the year ended December 31, 2008, as compared to the year ended December 31, 2007, as follows:

(In thousands)	2008	% Revenue	2007	% Revenue	Change
Nuclear	$35,143	79.8	$30,261	69.9	$4,882
Acquisition 6/07 (PFNWR)	10,606	61.2	4,938	58.5	$5,668
Industrial	7,439	67.9	8,707	83.4	(1,268)
Engineering	2,122	66.4	1,638	68.3	484
Total	$55,310	73.3	$45,544	70.6	$9,766

Excluding the cost of goods sold of approximately $10,606,000 for the PFNWR facility, the Nuclear Segment’s cost of goods sold for the year ending December 31, 2008 were up approximately $4,882,000.  The $35,143,000 in cost of good sold in the Nuclear Segment (excluding PFNWR) includes cost of good sold of approximately $5,584,000 related to the CHPRC subcontract.  Excluding this $5,584,000 in cost of good sold, our remaining Nuclear Segment cost of goods sold decreased $702,000 or 2.3%.  Although receipts were down 41.6% as compared to prior year, cost as a percentage of revenue (excluding the CHPRC subcontract and PFNWR) increased to 80.0% from 69.9%. This reflects the mix of wastes received which was costlier to dispose.  In the Industrial Segment, cost of goods sold decreased $1,268,000 or 14.6% due primarily to reduced revenue from a government contract which terminated in July 2007.  This decrease was offset by higher cost of good sold related to material and supply purchases, especially raw oil purchases, the result of the increase in the global cost of oil throughout 2008.  Cost as a percentage of revenue decreased from 83.4% in 2007 to 67.9% due primarily to reduction in government receipts processed.  Total cost of good sold for the Industrial Segment decreased despite depreciation expenses of approximately $244,000 incurred as result of the reclassification of PFFL, PFO, and PFSG facilities as continuing operations.  The Engineering Segment costs increased $484,000 or 29.5% due primarily to increased revenue of 33.2%.  Included within cost of goods sold is depreciation and amortization expense of $4,612,000 and $3,918,000 for the year ended December 31, 2008 and 2007, respectively.

Gross Profit
Gross profit for the year ended December 31, 2008, was $1,194,000 higher than 2007, as follows:

(In thousands)	2008	% Revenue	2007	% Revenue	Change
Nuclear	$8,891	20.2	$13,004	30.1	$(4,113)
Acquisition 6/07 (PFNWR)	6,719	38.8	3,501	41.5	3,218
Industrial	3,512	32.1	1,735	16.6	1,777
Engineering	1,072	33.6	760	31.7	312
Total	$20,194	26.7	$19,000	29.4	$1,194

The Nuclear Segment gross profit, excluding gross profit of our PFNWR facility, decreased $4,113,000 from 2007 to 2008.  Gross profit of the Nuclear Segment (excluding PFNWR) includes the gross profit of our CHPRC subcontract of approximately $1,511,000.  Excluding this gross profit, our Nuclear Segment gross profit decreased $5,624,000 or 43.2% from 2007 to 2008 due primarily to lower volume of waste received.  Gross margin decreased from 30.1% to 20.0% which reflects the receipt of lower margin waste streams in 2008.  The Industrial Segment gross profit increased $1,777,000 or 102.4% due primarily to the improved revenue mix resulting from higher margin oil revenue which displaced lower margin hazardous waste disposal revenue.  Gross margin increased to 32.1% in 2008 from 16.6% in 2007 which reflects the favorable increase in oil price throughout much of 2008.  The Engineering Segment gross profit increased $312,000 or 41.1% due to increased revenue resulting from a 29.0% increase in billable hours in 2008 as compared to 2007.  Gross margin remained fairly constant, with an increase of 1.9% in 2008 as compared to 2007.

Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses increased $750,000 for the year ended December 31, 2008, as compared to the corresponding period for 2007, as follows:

(In thousands)	2008	% Revenue	2007	% Revenue	Change
Administrative	$5,679	¾	$5,457	¾	$222
Nuclear	6,924	15.7	7,520	17.4	(596)
Acquisition 06/07 (PFNWR)	2,878	16.6	1,678	19.9	1,200
Industrial	2,686	24.5	2,910	27.9	(224)
Engineering	665	20.8	517	21.6	148
Total	$18,832	24.9	$18,082	28.0	$750

Excluding the SG&A of our PFNWR facility, our Nuclear SG&A expenses decreased $596,000 or 7.9% in 2008 as compared to 2007.  The decrease within the Nuclear Segment (excluding PFNWR) was due to lower payroll, commission, travel related expenses, and general expenses due to headcount reduction resulting from decreased revenue.  The increase in administrative SG&A was primarily the result of higher stock option expenses as we granted 1,083,000 options to certain company officers and employees.  Such options were not granted in 2007.  In addition, legal fees were higher in 2008 due to the Company’s daily legal corporate matters and public corporate filings.  These increases were offset by lower director fees in 2008 as we had a one time fee payment of $160,000 to a member of our Board of Directors in 2007 as compensation for his service in negotiating the agreement in principal to resolve a certain legal matter with the EPA against our former PFD facility.  The decrease in SG&A in our Industrial Segment is due to lower payroll related expenses as we continue to streamline costs within the segment.  This decrease was offset by incremental depreciation expense incurred in 2008 of approximately $128,000 as a result of the reclassification of PFO, PFFL, and PFSG into continuing operations and higher bonus/commission expenses at PFFL due to higher revenue in 2008 as compared to 2007.  The Engineering Segment increase was the result of an increase in payroll related expenses but this increase was offset by a significant decrease in bad debt expense.  Included in SG&A expense is depreciation and amortization expense of $254,000 and $174,000 for the years ended December 31, 2008 and 2007, respectively.

Loss (Gain) on Disposal of Property and Equipment
The gain on disposal of property and equipment in 2008 is primarily due to the sale of one of the properties at our PFO for $900,000 which resulted in gain of approximately $483,000.  The proceeds were used for our working capital.  This gain was offset by disposal of idle equipment at our DSSI and M&EC facilities.  The loss on disposal of property and equipment for 2007 was attributed mainly to the disposal of idle equipment at our M&EC, DSSI, and PFFL facilities.

Asset Impairment Recovery
In May 2007, our PFSG, PFO, and PFFL facilities met the held for sale criteria under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets as a result of our Board of Directors approving the divestiture of these facilities, which resulted in impairment losses of $1,329,000 and $507,000 for PFSG and PFO, respectively.   In September 2008, these facilities were reclassified back into continuing operations as a result of our Board of Directors approving the retention of these facilities.  In the third quarter of 2008, we reclassified one of the two properties at PFO as “net property and equipment held for sale” within our continuing operations in accordance with SFAS No. 144.  We evaluated the fair value of PFO’s assets and as a result, recorded the $507,000 previously impairment loss as an asset impairment recovery.

Interest Income
Interest income decreased $86,000 for the year ended December 31, 2008, as compared to 2007.  The decrease is primarily due to interest earned from excess cash in a sweep account which the Company had in the first six months of 2007 but did not have in the same period of 2008.  The excess cash the Company had in 2007 was the result of warrants and option exercises from the latter part of 2006.

Interest Expense
Interest expense decreased $4,000 for the year ended December 31, 2008, as compared to the corresponding period of 2007.

(In thousands)	2008	2007	Change	%
PNC interest	$508	$702	$(194)	(27.6)
Other	809	619	190	30.7
Total	$1,317	$1,321	$(4)	(0.3)

The decrease in 2008 is due primarily to the reduction in term loan balance and the payoff of our term note from proceeds received from the sale of our three Industrial Segment facilities, PFTS, PFD, and PFMD, in addition to lower interest rate in 2008.  This decrease was offset by higher interest due to capitalized interest of approximately $144,000 in 2007 resulting from the completion of the “SouthBay” project in 2007 at our M&EC facility.  Additionally, this decrease was offset by external debt incurred resulting from the acquisition of our PFNWR facility in June 2007.

Interest Expense - Financing Fees
Interest expense-financing fees decreased approximately $59,000 from 2007 to 2008 due primarily to monthly amortized financing fees associated with PNC revolving credit and term note for our original debt and subsequent amendments which became fully amortized in May 2008.  This decrease was offset by financing fees paid to PNC for Amendment No. 12 which is amortized over the term of the amendment, starting from August 2008 and ending July 2012.

Income Tax
We have provided a valuation allowance on substantially all of our deferred tax assets.  We will continue to monitor the realizability of these net deferred tax assets and will reverse some or all of the valuation allowance as appropriate.  In making this determination, we consider a number of factors including whether there is a historical pattern of consistent and significant profitability in combination with our assessment of forecasted profitability in the future periods.  Such patterns and forecasts allow us to determine whether our most significant deferred tax assets such as net operating losses will be realizable in future years, in whole or in part.  These deferred tax assets in particular will require us to generate taxable income in the applicable jurisdictions in future years in order to recognize their economic benefits.  We do not believe that we have sufficient evidence to conclude that some or all of the valuation allowance on deferred tax assets should be reversed.  However, facts and circumstances could change in future years and at such point we may reverse the allowance as appropriate.  For the years ended December 31, 2008 and 2007, we had $0 and $0, respectively, in federal income tax expense, as a result of a 100% valuation allowance against the deferred tax asset and our alternative minimum tax liability at December 31, 2008, and $10 and $0, respectively, in state income taxes.   Our net operating loss carryforwards have not been audited or approved by the Internal Revenue Service.

Summary - Years Ended December 31, 2007 and 2006

Net Revenue
Consolidated revenues from continuing operations decreased $3,661,000 for the year ended December 31, 2007, compared to the year ended December 31, 2006, as follows:

(In thousands)	2007		% Revenue	2006	% Revenue	Change	% Change
Nuclear
Government waste	$11,763		18.2	$21,656	31.8	$(9,893)	(45.7)
LATA/Parallax	8,784		13.6	10,341	15.2	(1,557)	(15.1)
Fluor Hanford	3,885	(1)	6.0	1,229	1.8	2,656	216.1
CHPRC	¾		¾	¾	¾	¾	¾
Hazardous/non-hazardous	5,068		7.9	3,343	4.9	1,725	51.6
Other nuclear waste	13,765		21.3	12,854	18.8	911	7.1
Recent acquisition 6/07 (PFNWR)	8,439	(1)	13.1	¾	¾	8,439	100.0
Total	51,704		80.1	49,423	72.5	2,281	4.6

Industrial
Commercial waste	5,699		8.8	8,679	12.7	(2,980)	(34.3)
Government services	1,653		2.6	3,594	5.3	(1,941)	(54.0)
Oil sales	3,090		4.8	3,151	4.6	(61)	(1.9)
Total	10,442		16.2	15,424	22.6	(4,982)	(32.3)

Engineering	2,398		3.7	3,358	4.9	(960)	(28.6)

Total	$64,544		100.0	$68,205	100.0	$(3,661)	(5.4)

 (1)  Revenue of $8,439,000 from PFNWR for 2007 includes approximately $5,568,000 relating to wastes generated by the federal government, either directly or indirectly as a subcontractor to the federal government.  Of the $5,568,000 in revenue, approximately $3,100,000 was from Fluor Hanford, a contractor to the federal government.  Revenue in 2007 from Fluor Hanford totaled approximately $6,985,000 or 10.8 % of total consolidated revenue.

The Nuclear Segment experienced a $2,281,000 increase in revenue for the year ended December 31, 2007 over the same period in 2006.  Total revenue within the Nuclear Segment included $8,439,000 of revenue from our PFNWR facility, which was acquired on June 13, 2007.  Excluding the revenue of our PFNWR facility, revenue from our Nuclear Segment decreased approximately $6,158,000 or 12.5% as compared to the same period of 2006.  Revenue from government generators (which includes LATA/Parallax and Fluor Hanford) decreased $8,794,000 (excluding government revenue of $5,568,000 from our PFNWR facility) or 26.5% due to overall lower government receipts.  The decrease in government waste revenue included a significant decrease in revenue of approximately $4,893,000 or 73.0% from 2006 for Bechtel Jacobs.  The Bechtel Jacobs contract in Oak Ridge is continuing at reduced waste volumes due to the large legacy waste clean-up project completion in 2005.  2006 revenues of our Nuclear Segment include approximately $1.1 million recognized from Bechtel Jacobs as a result of a settlement of a lawsuit in connection with a dispute over surcharges from waste treated in 2003.  Due to varying waste constituencies, waste received and its related pricing can vary.  2007 saw a decline in average pricing of 21.6% while volume increased 7.9%.  Although our receipts were down, the increase in volume was the result of the Company’s continued effort to process and dispose more of its backlog.  The backlog of stored waste within the Nuclear Segment was reduced to $9,964,000, excluding the backlog of our PFNWR facility of $4,683,000 at December 31, 2007, down from $12,492,000 in 2006, which reflects increases in processing and disposal for the year.  The decrease for LATA/Parallax is due to significant progress made by LATA/Parallax in completing legacy waste removal actions as part of their clean-up project at Portsmouth for the Department of Energy.  Fluor Hanford revenue increased approximately $2,656,000 (excluding approximately $3,100,000 from PFNWR) or 216.1% due mainly to increased receipts at our DSSI facility.  Hazardous and non-hazardous revenue increased approximately $1,725,000 or 51.6% as compared to the same period of 2006 due to a combination of increased volume of 19.6% and price increases of 26.7% in per drum equivalent of waste processed.  Revenue from the Industrial Segment decreased $4,982,000 or 32.3% from 2006.  Revenue from government decreased 54.0% due to termination of a government contract in November 2006.  Commercial waste revenue was down primarily due to our efforts to eliminate non-profitable revenue streams and pursue more profitable ones.  Revenue from the Engineering Segment decreased $960,000 or 28.6% due to less billable hours and related reimbursable costs in part to a large event project in 2006 which did not repeat in 2007 and more hours spent supporting the divestiture of the Industrial Segment facilities that are for sale.

Cost of Goods Sold
Cost of goods sold increased $2,384,000 for the year ended December 31, 2007, as compared to the year ended December 31, 2006, as follows:

(In thousands)	2007	% Revenue	2006	% Revenue	Change
Nuclear	$30,261	69.9	$28,493	57.7	$1,768
Acquisition 6/07 (PFNWR)	4,938	58.5	—	—	4,938
Industrial	8,707	83.4	12,106	78.5	(3,399)
Engineering	1,638	68.3	2,561	76.3	(923)
Total	$45,544	70.6	$43,160	63.3	$2,384

Excluding the cost of goods sold of approximately $4,938,000 for the PFNWR facility, the Nuclear Segment’s cost of goods sold for the year ending December 31, 2007 were up approximately $1,768,000.  Processing and disposal costs increased due to increased volume as well as different mix of waste.  In addition, costs related to the new “SouthBay” area at M&EC increased due to labor and analytical expenses.  In 2007, M&EC completed its facility expansion (“SouthBay”) to treat DOE special process wastes from the DOE Portsmouth Gaseous Diffusion Plant located in Piketon, Ohio under the subcontract awarded by LATA/Parallax Portsmouth LLC to our Nuclear Segment in 2006.  The Industrial Segment costs decreased $3,399,000 or 28.1% due primarily to lower revenue as efforts were made during the year to streamline and reorganize operations to focus on more profitable revenue streams and to operate more efficiently.  In addition, depreciation in 2007 was reduced by approximately seven months due to classification of PFFL, PFO, and PFSG to discontinued operations in May 2007.  The Engineering Segment costs fell due to lower reimbursable expenses related to a large event project in 2006.  Included within cost of goods sold is depreciation and amortization expense of $3,918,000 and $3,341,000 for the year ended December 31, 2007 and 2006, respectively, reflecting an increase of $577,000 over 2006 resulting primarily from the completion of the “SouthBay” area and the acquisition of PFNWR offset by the decrease in depreciation resulting from the classification of PFFL, PFO, and PFSG to discontinued operations in 2007.

Gross Profit
Gross profit for the year ended December 31, 2007, decreased $6,045,000 over 2006, as follows:

(In thousands)	2007	% Revenue	2006	% Revenue	Change
Nuclear	$13,004	30.1	$20,930	42.3	$(7,926)
Acquisition (PFNWR)	3,501	41.5	—	—	3,501
Industrial	1,735	16.6	3,318	21.5	(1,583)
Engineering	760	31.7	797	23.7	(37)
Total	$19,000	29.4	$25,045	36.7	$(6,045)

The Nuclear Segment gross profit, excluding approximately $3,501,000 from PFNWR facility, saw a decrease of 37.9% from 2006 primarily due to lower volume of waste received.  In addition, revenue mix shifted to processing and disposal of higher volumes of lower price waste resulting in higher costs of sales.      In addition, surcharges were significantly lower in 2007 which impacted gross profit and gross margin.  The Bechtel Jacobs surcharge of $1.1 million in 2006 had no associated costs which increased prior year’s gross profit.  The Industrial Segment gross profit decreased due primarily to lower revenue.  The Engineering Segment gross profit decreased though its gross profit percentage increased.  The sizable portion of the large event project in 2006 included low margin pass through expenses, resulting in higher gross profit and lower margins in 2006.

Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses increased $279,000 for the year ended December 31, 2007, as compared to the corresponding period for 2006, as follows:

(In thousands)	2007	% Revenue	2006	% Revenue	Change
Administrative	$5,457	¾	$5,627	¾	$(170)
Nuclear	7,520	17.4	7,467	15.1	53
Acquisition 06/07 (PFNWR)	1,678	19.9	¾	¾	1,678
Industrial	2,910	27.9	4,163	27.0	(1,253)
Engineering	517	21.6	546	16.3	(29)
Total	$18,082	28.0	$17,803	26.1	$279

Excluding the SG&A of our PFNWR facility, our 2007 SG&A expenses decreased $1,399,000 or 7.9% over 2006.  The decrease in administrative SG&A was the result of lower payroll related expense totaling approximately $688,000 related to a reduction in general labor and bonus expenses.   This decrease was offset by higher public company expense totaling approximately $250,000 due to an increase in director fees for our Board of Director services and payment of a one time fee to a member of our Board of Directors as compensation for his service in negotiating the agreement in principal to resolve a certain legal matter with the EPA against our PFD facility.  In addition, we had higher outside service fees of approximately $268,000 related to consulting and the adoption of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB No.109” (“FIN 48”) and other tax related issues.  The Nuclear Segment’s SG&A small decrease is due to lower payroll related expenses as commissions were down consistent with reduced revenues and severance expense was down from 2006.  The decrease in SG&A in the Industrial Segment is due to the reduction of headcount, specifically the restructuring of the sales force to streamline costs.  The Engineering Segment decrease was the result of a decrease in payroll related expenses as commissions and headcount were down but were offset by an increase in bad debt expense.  Included in SG&A expenses is depreciation and amortization expense of $174,000 and $288,000 for the years ended December 31, 2007 and 2006, respectively, reflecting the decrease in depreciation resulting from the classification of PFFL, PFO, and PFSG to discontinued operations in May of 2007.

Asset Impairment loss
In May 2007, our PFSG, PFO, and PFFL facilities met the held for sale criteria under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets as a result of our Board of Directors approving the divestiture of these facilities.  We therefore compared the offered sale price less cost to sell to the carrying value of the investment for each of these facilities which resulted in impairment loss of $1,329,000 and $507,000 for PFSG and PFO, respectively.

Loss (Gain) on Disposal of Property and Equipment
The loss on fixed asset disposal for the year ended December 31, 2007, was $172,000, as compared to a loss of $27,000 for the same period in 2006.  The loss for 2007 was attributed mainly to the disposal of idle equipment at our M&EC, DSSI, and PFFL facilities and the loss for 2006 was attributed mainly to the disposal of idle equipment at our DSSI and PFSG facilities, offset by gain from the sale of equipment at our PFO facility.

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

Interest Expense
Interest expense increased $66,000 for the year ended December 31, 2007, as compared to the corresponding period of 2006.

(In thousands)	2007	2006	Change	%
PNC interest	$702	$728	$(26)	(3.6)
Other	619	527	92	17.5
Total	$1,321	$1,255	$66	5.3

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

Interest Expense - Financing Fees
Interest expense-financing fees remained fairly constant for the year ended December 31, 2007, as compared to the corresponding period of 2006.

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

Discontinued Operations and Divestitures
Our discontinued operations encompass our PFMD, PFD, and PFTS facilities within our Industrial Segment, as well as two previously shut down locations, Perma-Fix of Pittsburgh, Inc. (“PFP”), and Perma-Fix of Michigan, Inc. (“PFMI”), two facilities which were approved as discontinued operations by our Board of Directors effective November 8, 2005, and October 4, 2004, respectively.

In 2008, we completed the sale of substantially all of the assets of PFMD, PFD, and PFTS as follows:  on January 8, 2008, we completed the sale of substantially all of the assets of PFMD for $3,825,000 in cash (cash received was $3,811,000, which was net of closing closts) and the assumption by the buyer of certain liabilities of PFMD, with a final working capital adjustment of $170,000 received by Perma-Fix from the buyer in the fourth quarter of 2008; on March 14, 2008, we completed the sale of substantially all of the assets of PFD for approximately $2,143,000 in cash (cash received was $2,139,000, which was net of certain closing costs), plus assumption by the buyer of certain of PFD’s liabilities and obligations.  In June 2008, we paid the buyer $209,000 in final working capital adjustment; and on May 30, 2008, we completed the sale of substantially all of the assets of PFTS for approximately $1,503,000 (cash received was $1,468,000, which was net of certain closing/settlement costs), and assumption by the buyer of certain liabilities of PFTS.  In July 2008, we paid the buyer $135,000 in final working capital adjustments. Proceeds received from the sale of these three facilities were used to pay off our term note and pay down our revolver.

Our discontinued Industrial Segment facilities generated revenues of $3,195,000, $19,965,000, and $19,724,000 for the years ended December 31, 2008, 2007, and 2006, respectively, and had net operating losses of $1,332,000, $6,830,000 and $711,000 for the same periods, respectively.  Our operating loss in 2007 included impairment loss of $2,727,000 and $1,804,000 for PFD and PFTS, respectively.

Assets related to discontinued operations total $761,000 and $8,626,000 as of December 31, 2008, and 2007, respectively, and liabilities related to discontinued operations total $2,994,000 and $9,037,000 as of December 31, 2008 and 2007, respectively.

Non Operational Facilities
The Industrial Segment includes two previously shut-down facilities which were presented as discontinued operations in prior years.  These facilities include Perma-Fix of Pittsburgh (PFP) and Perma-Fix of Michigan (PFMI).  Our decision to discontinue operations at PFP was due to our reevaluation of the facility and our inability to achieve profitability at the facility.  During February 2006, we completed the remediation of the leased property and the equipment at PFP, and released the property back to the owner.  Our decision to discontinue operations at PFMI was principally a result of two fires that significantly disrupted operations at the facility in 2003, and the facility’s continued drain on the financial resources of our Industrial Segment.  As a result of the discontinued operations at the PFMI facility, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006.  In September 2006, PFMI signed a Corrective Action Consent Order with the State of Michigan, requiring performance of studies and development and execution of plans related to the potential clean-up of soils in portions of the property.  The level and cost of the clean-up and remediation are determined by state mandated requirements.  Upon discontinuation of operations in 2004, we engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs.  Based upon this analysis, we estimated the cost of this environmental closure and remediation liability to be $2,464,000.  During 2006, based on state-mandated criteria, we re-evaluated our required activities to close and remediate the facility, and during the quarter ended June 30, 2006, we began implementing the modified methodology to remediate the facility.  As a result of the reevaluation and the change in methodology, we reduced the accrual by $1,182,000.  We have spent approximately $745,000 for closure costs since September 30, 2004, of which $26,000 was spent during 2008 and $81,000 was spent during 2007.  In the 4th quarter of 2007, we reduced our reserve by $9,000 as a result of our reassessment of the cost of remediation.  We have $538,000 accrued for the closure, as of December 31, 2008, and we anticipate spending $425,000 in 2009 with the remainder over the next six years.  Based on the current status of the Corrective Action, we believe that the remaining reserve is adequate to cover the liability.

As of December 31, 2008, PFMI has a pension payable of $1,129,000.  The pension plan withdrawal liability is a result of the termination of the union employees of PFMI.  The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST.  The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period.  This obligation is recorded as a long-term liability, with a current portion of $181,000 that we expect to pay over the next year.

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

At December 31, 2008, we had cash of $129,000.  The following table reflects the cash flow activities during 2008.

(In thousands)	2008
Cash provided by continuing operations	$4,210
Gain on disposal of discontinued operations	(2,323)
Cash used in discontinued operations	(1,422)
Cash used in investing activities of continuing operations	(5,057)
Proceeds from sale of discontinued operations	6,734
Cash provided by investing activities of discontinued operations	75
Cash used in financing activities of continuing operations	(1,968)
Principal repayment of long-term debt for discontinued operations	(238)
increase in cash	$11

We are in a net borrowing position and therefore attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense.  We utilize a centralized cash management system, which includes remittance lock boxes and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility or the Money Market account, if applicable.  The cash balance at December 31, 2008, primarily represents minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities
Accounts receivable, net of allowances for doubtful accounts, totaled $13,416,000, a decrease of $1,545,000 over the December 31, 2007, balance of $14,961,000.  Our account receivable balance as of December 31, 2008 included approximately $1,503,000 in receivables resulting from the subcontract awarded to us by CHPRC in the second quarter of 2008.  Excluding this account receivable from CHPRC, our Nuclear Segment experienced a decrease of approximately $3,515,000 as a result of improved collection efforts.  The Engineering Segment experienced a decrease of approximately $50,000 due also mainly to improved collection efforts.  The Industrial Segment experienced an increase of approximately $517,000 due mainly to combination of increase in revenue and reduced collection.

Unbilled receivables are generated by differences between invoicing timing and the percentage of completion methodology used for revenue recognition purposes.  As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue.  We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as, the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables.  The timing differences occur for several reasons:  partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal.   The difference also occurs due to our end disposal sites requirement of pre-approval prior to our shipping waste for disposal and our contract terms with the customer that we dispose of the waste prior to invoicing.  These delays usually take several months to complete.  As of December 31, 2008, unbilled receivables totaled

$16,962,000, an increase of $2,757,000 from the December 31, 2007, balance of $14,205,000.    The delays in processing invoices, as mentioned above, usually take several months to complete but are normally considered collectible within twelve months.  However, as we now have historical data to review the timing of these delays, we realize that certain issues, including but not limited to delays at our third party disposal site, can exacerbate collection of some of these receivables greater than twelve months.  Therefore, we have segregated the unbilled receivables between current and long term.  The current portion of the unbilled receivables as of December 31, 2008 is $13,104,000, an increase of $2,671,000 from the balance of $10,433,000 as of December 31, 2007.  The long term portion as of December 31, 2008 is $3,858,000, an increase of $86,000 from the balance of $3,772,000 as of December 31, 2007.

As of December 31, 2008, total consolidated accounts payable was $11,076,000, an increase of $5,169,000 from the December 31, 2007, balance of $5,907,000.  The increase is the result of higher cost of sales related to receipt of lower margin waste streams within our Nuclear Segment, higher costs related to the disposal of our legacy wastes as well as our continued efforts to manage payment terms with our vendors to maximize our cash position throughout all segments.   Accounts payable can increase in conjunction with decreases in accrued expenses depending on the timing of vendor invoices.

Accrued expenses as of December 31, 2008, totaled $8,896,000, a decrease of $1,086,000 over the December 31, 2007, balance of $9,982,000.  Accrued expenses are made up of accrued compensation, interest payable, insurance payable, certain tax accruals, and other miscellaneous accruals.  The decrease is primarily due to reduction in insurance payable due to the divestiture of our three Industrial facilities, PFMD, PFD, and PFTS, which resulted in lower insurance premium. This decrease was offset by higher bonus accrual at our Engineering Segment due to increased revenue for the year.

Disposal/transportation accrual as of December 31, 2008, totaled $5,847,000, a decrease of $1,003,000 over the December 31, 2007 balance of $6,850,000.  The decrease is mainly attributed to the reduction of the legacy waste accrual at PFNWR facility.  In addition, revenue reduction at our PFF, DSSI, and M&EC facilities attributed to this reduction in disposal/transportation accrual.

Our working capital position at December 31, 2008 was a negative $3,886,000, which includes working capital of our discontinued operations, as compared to a negative working capital of $17,154,000 as of December 31, 2007.  The improvement in our working capital is primarily the result of the reclassification of our indebtedness to certain of our lenders from current (less current maturities) to long term in the first quarter of 2008 due to the Company meeting its fixed charge coverage ratio, pursuant to our loan agreement, as amended, in the first quarter of 2008.  We have met our fixed charge coverage ratio in each of the quarters in 2008 and we anticipate meeting this ratio in 2009.  In 2007, the Company failed to meet its fixed charge coverage ratio as of December 31, 2007 and as a result we were required under generally accepted accounting principles to reclassify debt under our credit facility with PNC and debt payable to KeyBank National Association, due to a cross default provision from long term to current as of December 31, 2007.   Our working capital in 2008 was also impacted by the annual cash payment to the finite risk sinking fund of $1,004,000, our payments of approximately $4,274,000 in financial assurance coverage for our PFNWR facility, capital spending of approximately $1,158,000, the reclassification of approximately $833,000 in principal balance on the shareholder note resulting from the acquisition of PFNWR in June from long term to current, payment of approximately $3,039,000 on the KeyBank debt from the PFNWR acquisition and the payments against the long term portion of our term note of approximately $4,100,000 in proceeds received from sale of PFMD, PFD, and PFTS.

Investing Activities
During 2008, our purchases of capital equipment totaled approximately $1,158,000 of which $1,129,000 and $29,000 was for our continuing and discontinued operations, respectively.  Of the total capital spending, $148,000 was financed for our continuing operations, resulting in total net purchases of $1,010,000 funded out of cash flow ($981,000 for continuing operations and $29,000 for our discontinued operations).  These expenditures were for compliance, sustenance, expansion, and improvements to the operations principally within the Nuclear Segment.  These capital expenditures were funded by the cash provided by operations and cash provided by financing activities. We have budgeted approximately $1,300,000 for 2009 capital expenditures for our segments to expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements.  Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether.  We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount.  The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.  We anticipate funding these capital expenditures by a combination of lease financing and internally generated funds.

In June 2003, we entered into a 25-year finite risk insurance policy with American International Group, Inc. (“AIG”) (see “Part I, Item 1A. - Risk Factors” for certain potential risk related to AIG), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure.  Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations.  The policy provides a maximum $35,000,000 of financial assurance coverage of which the coverage amount totals $32,515,000 at December 31, 2008, and has available capacity to allow for annual inflation and other performance and surety bond requirements.  In 2008, we increased our assurance coverage by $1,697,000 due to a revision to our DSSI facility closure estimate.  Our finite risk insurance policy required an upfront payment of $4,000,000, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account.  In February 2008, we paid our fifth of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium.  As of December 31, 2008, we have recorded $6,918,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $730,000 on the sinking fund as of December 31, 2008.  We recorded $155,000 of interest income on the sinking fund for 2008.  On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract.  If we so elect, the Insurer will pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility, which we acquired in June 2007, with AIG (see “Part I, Item 1A. - Risk Factors” for certain potential risk related to AIG).  The policy provides an initial $7,800,000 of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8,200,000.  The policy will renew automatically on an annual basis at the end of the four year term and will not be subject to any renewal fees.  The policy requires total payment of $7,158,000, consisting of an annual payment of $1,363,000, two annual payments of $1,520,000, starting July 31, 2007 and an additional $2,755,000 to be paid in five quarterly payments of $551,000 beginning September 2007.  In July 2007, we paid the $1,363,000, of which $1,106,000 represented premium on the policy and the remaining was deposited into a sinking fund account.  In July 2008, we paid the first of the two $1,520,000 payments, with $1,344,000 deposited into a sinking fund account and the remaining representing premium.   As of December 31, 2008, we have made all of the five quarterly payments which were deposited into a sinking fund.  As of December 31, 2008, we have recorded $4,427,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $71,000 on the sinking fund as of December 31, 2008.  Interest income for 2008 totaled $68,000.

On November 26, 2008, the U.S. EPA Region 4 issued a permit to our DSSI facility to commercially store and dispose of PCBs.  DSSI began the permitting process to add TSCA regulated wastes, namely PCBs, containing radioactive constituents to its authorization in 2004 in order to meet the demand for the treatment of government and commercially generated radioactive PCB wastes.  In March 2009, we secured financial assurance coverage with AIG which will enable DSSI to receive and process wastes under this permit.  We secured this financial assurance coverage requirement by increasing our initial 25-year finite risk insurance policy with AIG from maximum policy coverage of $35,000,000 to $39,000,000.  Our coverage under this policy increased approximately $5,421,000 from $32,515,000 to approximately $37,936,000 as result of this additional financial assurance coverage requirement for the DSSI permit.  Payment for this financial assurance coverage requires a total payment of approximately $5,219,000, consisting of an upfront payment of $2,000,000, of which approximately $1,655,000 will be deposited into a sinking fund account, with the remaining representing fee payable to AIG.  In addition, we are required to make three yearly payments of approximately $1,073,000 starting December 31, 2009, of which $888,000 will be deposited into a sinking fund account, with the remaining to represent fee payable to AIG.  We made our initial $2,000,000 payment to AIG on March 6, 2009 from funds made available from an Amendment to our loan Agreement entered between us, our subsidiary, and PNC Bank, National Association, on March 5, 2009 (see “Financing Activities” in this section for the Amendment made with PNC Bank and see “Risk Factors” for a discussion as to the potential risks relating to AIG).

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

Financing Activities
We entered into a Revolving Credit, Term Loan and Security Agreement (“Agreement”) with PNC Bank, National Association, a national banking association (“PNC”) acting as agent (“Agent”) for lenders, and as issuing bank.  The Agreement provided for a term loan (“Term Loan”) in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on November 27, 2008, as amended.  The Agreement also provided for a revolving line of credit (“Revolving Credit”) with a maximum principal amount outstanding at any one time of $18,000,000.  The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary.  As of December 31, 2008, the excess availability under our revolving credit was $5,394,000 based on our eligible receivables.

During 2008, we entered into various Amendments to the PNC Agreement.  Under these Amendments, the due date of the credit facility with PNC was extended to July 31, 2012, the method of calculating the fixed charge coverage ratio covenant contained in the loan agreement in each quarter of 2008 was modified, and our Term Loan was increased back up to $7,000,000 from the principal outstanding balance of $0, with the revolving line of credit remaining at $18,000,000.  The Term Loan continues to be payable in monthly installments of approximately $83,000, plus accrued interest, with the remaining unpaid principal balance and accrued interest, payable by July 31, 2012.  We agreed to pay PNC 1.0% of the total financing in the event we pay off our obligations on or prior to August 4, 2009 and 1/2% of the total financing if we pay off our obligations on or after August 5, 2009, but prior to August 4, 2010.  No early termination fee shall apply if we pay off our obligation after August 5, 2010.  We agreed to grant mortgages to PNC as to certain of our facilities not previously granted to PNC under the Agreement.  The $7,000,000 in loan proceeds was used to reduce our revolver balance and our current liabilities.

On March 5, 2009, we entered into another Amendment with PNC Bank to our Agreement.  This Amendment increased our borrowing availability by approximately an additional $2,200,000.  In addition, pursuant to the Amendment, monthly interest due on our revolving line of credit was amended from prime plus 1/2% to prime plus 2.0% and monthly interest due on our Term Loan was amended from prime plus 1.0% to prime plus 2.5%.  The Company also has the option to pay monthly interest due on the revolving line of credit by using the London Interbank Offer Rate (“LIBOR”), with the minimum floor base LIBOR rate of 2.5%, plus 3.0% and to pay monthly interest due on the Term Loan using the minimum floor base LIBOR rate of 2.5%, plus 3.5%.  In addition, pursuant to the Amendment, the fixed charge coverage ratio was amended to reduce the availability monthly by $48,000.  The Amendment also allowed us to retain funds received from the sale of our PFO property.  All other terms and conditions to the credit facility remain principally unchanged.  We utilized approximately $2,000,000 of the additional availability in connection with AIG’s financial assurance bond relating to our new permit to store and dispose of radioactive PCB waste as discussed above.

In connection with our acquisition of M&EC, M&EC issued a promissory note in the principal amount of $3,700,000, together with interest at an annual rate equal to the applicable law rate pursuant to Section 6621 of the Internal Revenue Code, to Performance Development Corporation (“PDC”), dated June 25, 2001, for monies advanced to M&EC by PDC and certain services performed by PDC on behalf of M&EC prior to our acquisition of M&EC.  The principal amount of the promissory note was payable over eight years on a semiannual basis on June 30 and December 31, with a final principal payment to be made by December 31, 2008.  All accrued and unpaid interest on the promissory note was payable in one lump sum on December 31, 2008.  PDC directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC’s obligations to the IRS.  On December 29, 2008, M&EC and PDC entered into an amendment to the promissory note, whereby the outstanding principal and accrued interest due under the promissory note totaling approximately $3,066,000 is to be paid in the following installments:  $500,000 payment to be made by December 31, 2008 and five monthly payment of $100,000 to be made starting January 27, 2009, with the balance consisting of accrued and unpaid interest due on June 30, 2009.  We made the $500,000 payment on December 31, 2008.  Interest is to continue to accrue at the applicable law rate pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986, as amended.  We have been directed by PDC to make all payments under the promissory note, as amended, directly to the IRS to be applied to PDC’s obligations under its obligations with the IRS.  As of December 31, 2008, and after payment of the $500,000 installment, the outstanding balance due under the promissory note to PDC, as amended, was approximately $2,566,000, which consists of interest only.  We anticipate paying the balance from our working capital.

Additionally, M&EC entered into an installment agreement, effective June 25, 2001, with the IRS for a principal amount of $923,000, plus accrued and unpaid interest, for certain withholding taxes owed by M&EC for periods prior to our acquisition of M&EC.  Although the M&EC installment agreement was payable over eight years, we were advised by the IRS that due to the method that the IRS utilized to apply the previous payments made by us in connection with the PDC promissory note discussed above, the M&EC installment agreement has been paid in full.

In conjunction with our acquisition of Nuvotec (n/k/a Perma-Fix of Northwest, Inc.) and PEcoS (n/k/a Perma-Fix of Northwest Richland, Inc.), (collectively called “PFNWR”) which was completed on June 13, 2007, we entered into a promissory note for a principal amount of $4,000,000 to KeyBank National Association, dated June 13, 2007, which represents debt assumed by us as result of the acquisition.  The promissory note is payable over a two year period with monthly principal repayment of $160,000 starting July 2007 and $173,000 starting July 2008, along with accrued interest.  Interest is accrued at prime rate plus 1.125%.  As of December 31, 2008, we have no outstanding balance on the note.

Additionally, in conjunction with our acquisition of PFNWR, we agreed to pay shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2,500,000, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest is accrued on outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.  Interest paid as of December 31, 2008 totaled $216,000.  Interest accrued as of December 31, 2008 totaled $103,000.  We anticipate paying the principal and interests due in 2009 from our working capital.

During 2008, we issued 111,179 shares of our Common Stock upon exercise of 106,179 employee stock options, at exercise prices ranging from $1.25 to $1.86 and 5,000 director stock options, at an exercise price of $1.75.  Total proceeds received during 2008 related to option exercises totaled approximately $184,000.  In addition, we received the remaining $25,000 from repayment of stock subscription resulting from exercise of warrants to purchase 60,000 shares of our Common Stock on a loan by the Company at an arms length basis in 2006 in the first six months of 2008.

In summary, the reclassification of debts (less current maturities) due to certain of our lenders resulting from our compliance of our fixed charge coverage ratio in the first quarter of 2008 back to long term from current has improved our working capital position as of December 31, 2008.  In addition, cash received from the sale of substantially all of the assets of PFMD and PFD (net of collateralized portion held by our credit facility) in the first quarter of 2008 and the sale of substantially all of the assets of PFTS in the second quarter of 2008, was used to pay off our term note and reduce our revolver balance.  The acquisition of PFNW and PFNWR in June 2007 continues to negatively impact our working capital as we continue to draw funds from our revolver to make payments on debt that we assumed as well as financial assurance payments requirement resulting from legacy wastes assumed from the acquisition.  In connection with the acquisition of PFNW and PFNWR, we could be required to pay an earn-out amount not to exceed $4,552,000 over a four year period.  The earn-out amounts will be earned if certain annual revenue targets are met by the Company’s consolidated Nuclear Segment.  We anticipate that all or a portion of the first $1,000,000 of the earn-out amount could be placed in an escrow account during the later part of 2009 to satisfy certain indemnification obligations under the Agreement.  We continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions in the Nuclear Segment.  We restructured our credit facility with our lender in the third quarter of 2008 to better support the future needs of the Company. Although there are no assurances, we believe that our cash flows from operations and our available liquidity from our line of credit are sufficient to service the Company’s current obligations.

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

		Payments due by period
Contractual Obligations	Total	2009	2010-2012	2013-2014	After 2014
Long-term debt	$16,203	$2,022	$14,172	$9	$—
Interest on long-term debt (1)	3,077	2,871	206	¾	¾
Interest on variable rate debt (2)	2,532	824	1,708	¾	¾
Operating leases	2,097	744	1,300	53	¾
Finite risk policy (3)	10,756	4,525	6,231	¾	¾
Pension withdrawal liability (4)	1,129	181	625	323	¾
Environmental contingencies (5)	1,833	776	559	386	112
Purchase obligations (6)	—	—	—	—	—
Total contractual obligations	$37,627	$11,943	$24,801	$771	$112

(1)
Our PDC Note agreements dated June 2001, as amended on December 29, 2008, call for the remaining balance of $2,566,000 which consists of interest, to be paid by June 30, 2009.  Monthly payment of $100,000 is to be made starting January 27, 2009.   Interest is to be accrued at the applicable rate pursuant to the term of the original note.  In conjunction with our acquisition of PFNWR, which was completed on June 13, 2007, we agreed to pay shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2,500,000, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011. Interest is accrued on outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.

(2)	We have variable interest rates on our Term Loan and Revolving Credit of 2.5% and 2.0% over the prime rate of interest, as amended, respectively, and as such we have made certain assumptions in estimating future interest payments on this variable interest rate debt. We assume an increase in prime rate of 1/2% in each of the years 2009 through July 2012.

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

(5)
The environmental contingencies and related assumptions are discussed further in the Environmental Contingencies section of this Management’s Discussion and Analysis, and are based on estimated cash flow spending for these liabilities.  The environmental contingencies noted are for PFMI, PFM, PFSG, and PFD, which are the financial obligations of the Company.  The environmental liability, as it relates to the remediation of the EPS site assumed by the Company as a result of the original acquisition of the PFD facility, was retained by the Company upon the sale of PFD in March 2008.

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

Revenue Recognition Estimates.  We utilize a percentage of completion methodology for purposes of revenue recognition in our Nuclear Segment.  As we accept more complex waste streams in this segment, the treatment of those waste streams becomes more complicated and time consuming.  We have continued to enhance our waste tracking capabilities and systems, which has enabled us to better match the revenue earned to the processing phases achieved.  The major processing phases are receipt, treatment/processing and shipment/final disposition.  Upon receiving mixed waste we recognize a certain percentage (ranging from 20% to 33%) of revenue as we incur costs for transportation, analytical and labor associated with the receipt of mixed wastes.  As the waste is processed, shipped and disposed of we recognize the remaining revenue and the associated costs of transportation and burial.  The waste streams in our Industrial Segment are much less complicated, and services are rendered shortly after receipt, as such we do not use percentage of completion estimates in our Industrial segment.  We review and evaluate our revenue recognition estimates and policies on a quarterly basis.   Under our subcontract awarded by CHPRC in 2008, we are reimbursed for costs incurred plus a certain percentage markup for indirect costs, in accordance with contract provision.  Costs incurred on excess of contract funding may be renegotiated for reimbursement.  We also earn a fee based on the approved costs to complete the contract.  We recognize this fee using the proportion of costs incurred to total estimated contract costs.

Allowance for Doubtful Accounts.  The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that are uncollectible.  We regularly review all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balances that are uncollectible.  Specific accounts that are deemed to be uncollectible are reserved at 100% of their outstanding balance.  The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for balances 91-120 days and 40% for balances over 120 days aged), based on a historical valuation, that allows us to calculate the total reserve required. This allowance was approximately 0.4% of revenue for 2008 and 2.4%, of accounts receivable as of December 31, 2008.  Additionally, this allowance was approximately 0.3% of revenue for 2007 and 1.3% of accounts receivable as of December 31, 2007.

Intangible Assets.  Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net identifiable assets acquired  or goodwill and the recognized value of the permits required to operate the business.  We continually reevaluate the propriety of the carrying amount of permits and goodwill to determine whether current events and circumstances warrant adjustments to the carrying value.  We test each Segment’s (or Reporting Unit’s) goodwill and permits, separately, for impairment, annually as of October 1.  Our annual impairment test as of October 1, 2008 and 2007 resulted in no impairment of goodwill and permits.  The methodology utilized in performing this test estimates the fair value of our operating segments using a discounted cash flow valuation approach.  Those cash flow estimates incorporate assumptions that marketplace participants would use in their estimates of fair value.  The most significant assumptions used in the discounted cash flow valuation regarding each of the Segment’s fair value in connection with goodwill valuations are:  (1) detailed five year cash flow projections, (2) the risk adjusted discount rate, and (3) the expected long-term growth rate.  The primary drivers of the cash flow projection in 2008 include sales revenue and projected margin which are based on our current revenue, projected government funding as it relates to our existing government contracts and future revenue expected as part of the government stimulus plan.  The risk adjusted discount rate represents the weighted average cost of capital and is established based on (1) the 20 year risk-free rate, which is impacted by events external to our business, such as investor expectation regarding economic activity (2) our required rate of return on equity, and (3) the current after tax rate of return on debt.  In valuing our goodwill for 2008, risk adjusted discount rate of 18% was used for the Nuclear and Industrial Segment and 16% for our Engineering Segment.  As of December 31, 2008, the fair value of our reporting units exceeds carrying value by approximately $6,616,000, $616,000, and $3,329,000 above its carrying value for the Nuclear, Engineering, and Industrial Segment, respectively.

Property and Equipment
Property and equipment expenditures are capitalized and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes, while accelerated depreciation methods are principally used for income tax purposes.  Generally, annual depreciation rates range from ten to forty years for buildings (including improvements and asset retirement costs) and three to seven years for office furniture and equipment, vehicles, and decontamination and processing equipment.  Leasehold improvements are capitalized and amortized over the lesser of the term of the lease or the life of the asset.  Maintenance and repairs are charged directly to expense as incurred.  The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss from sale or retirement is recognized in the accompanying consolidated statements of operations. Renewals and improvement, which extend the useful lives of the assets, are capitalized.  We include within buildings, asset retirement obligations, which represents our best estimates of the cost to close, at some undetermined future date, our permitted and/or licensed facilities.  In 2008, due to change in estimate of the costs to close our DSSI and PFNWR facility based on federal/state regulatory guidelines, we increased our asset retirement obligation (“ARO”) by $726,000 and $373,000 for our DSSI and PFNWR facility, respectively, which will be depreciated prospectively over the remaining life of the asset, in accordance with SFAS No. 143 “Accounting for Asset Retirement Obligations”.

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.  In 2007, as result of the approved divestiture of our Industrial Segment by our Board of Directors and in accordance with SFAS No. 144, we recorded $2,727,000 and $1,804,000 in tangible asset impairment loss for PFD and PFTS, respectively, which were included in “loss from discontinued operations, net of taxes” on our Consolidated Statements of Operations for the year ended December 31, 2007.

In September 2008, our Board of Directors approved retaining our Industrial Segment facilities/operations at PFFL, PFSG, and PFO.  As a result of this decision, we restated the condensed consolidated financial statements for all periods presented to reflect the reclassification of these three facilities/operations back into our continuing operations.  During the third quarter of 2008, we classified one of the two properties at PFO as “net property and equipment held for sale” within our continued operations in the Consolidated Balance Sheets in accordance to SFAS No. 144.  We evaluated the fair value of PFO’s assets and as a result, recorded a credit of $507,000 related to the recovery of previous impairment charges for PFO, which is included in “Asset Impairment Recovery” on the Consolidated Statements of Operations for the year ended December 31, 2008.  On December 23, 2008, we sold the property at PFO for $900,000 in cash resulting in a gain of $483,000.

Accrued Closure Costs. Accrued closure costs represent a contingent environmental liability to clean up a facility in the event we cease operations in an existing facility.  The accrued closure costs are estimates based on guidelines developed by federal and/or state regulatory authorities under Resource Conservation and Recovery Act (“RCRA”). Such costs are evaluated annually and adjusted for inflationary factors and for approved changes or expansions to the facilities. Increases due to inflationary factors for 2008 and 2007, have been approximately 2.7%, and 2.9%, respectively, and based on the historical information, we do not expect future inflationary changes to differ materially from the last three years.  Increases or decreases in accrued closure costs resulting from changes or expansions at the facilities are determined based on specific RCRA guidelines applied to the requested change.  This calculation includes certain estimates, such as disposal pricing, external labor, analytical costs and processing costs, which are based on current market conditions.  We have no current intention to close any of our facilities except for the Michigan and Pittsburgh facilities.

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

Pursuant to the adoption of SFAS 123R, we recorded stock-based compensation expense for the director stock options granted prior to, but not yet vested, as of January 1, 2006, using the fair value method required under SFAS 123R.  For our employee and director stock option grants, we have estimated compensation expense based on the fair value at grant date using the Black-Scholes valuation model and have recognized compensation expense using a straight-line amortization method over the vesting period.  As SFAS 123R requires that stock-based compensation expense be based on options that are ultimately expected to vest, our stock-based compensation is reduced for estimated forfeiture rates.  When estimating forfeitures, we considered historical trends of actual option forfeitures.  Forfeiture rates are evaluated, and revised when necessary.  For the August 2008 and December 2008 employee stock option grants, we have estimated 5% and 0% forfeiture rates, respectively, for the first year of vesting.  Our December 2008 employee option grants were made to employees hired resulting from the subcontract awarded to us from CHPRC.  We based our forfeiture rate for these option grants on historical employment terms under similar type contracts. For the 2008 director stock option grants, we have estimated 0% forfeiture rate for the first year of vesting based on historical trend of actual forfeitures.

Our computation of expected volatility used to calculate the fair value of options granted using the Black-Scholes valuation model is based on historical volatility from our traded common stock over the expected term of the option grants.  For our employee option grants made prior to 2008, we used the simplified method, defined in the SEC’s Staff Accounting Bulletin No. 107, to calculate the expected term.  For our employee option grants made in August 2008, we computed the expected term based on the historical exercise and post-vesting data.  For the December 2008 option grants made to employees working under the CHPRC subcontract, we computed the expected term based on the initial subcontract term of five years.  For our director option grants, the expected term is calculated based on historical exercise and post-vesting data.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Known Trends and Uncertainties
Seasonality.  Historically, we have experienced reduced activities and related billable hours throughout the November and December holiday periods within our Engineering Segment.  Our Industrial Segment operations experience reduced activities during the holiday periods; however, one key product line is the servicing of cruise line business where operations are typically higher during the winter months, thus offsetting the impact of the holiday season.  The DOE and DOD represent major customers for the Nuclear Segment.  In conjunction with the federal government’s September 30 fiscal year-end, the Nuclear Segment historically experienced seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements.  Correspondingly for a period of approximately three months following September 30, the Nuclear Segment is generally seasonably slow, as the government budgets are still being finalized, planning for the new year is occurring, and we enter the holiday season.    Over the past years, due to our efforts to work with the various government customers to smooth these shipments more evenly throughout the year, we have seen smaller fluctuations in the quarters.  Although we have seen smaller fluctuation in the quarters in recent years, as government spending is contingent upon its annual budget and allocation of funding, we cannot provide assurance that we will not have larger fluctuations in the quarters in the near future.  For 2008, government agencies were operated under “Continuing Resolution” without finalized budgets due in part to the impending change in Administration, which had a negative impact on availability of funding for services offered by our Nuclear Segment.

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

Demand for our services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including the current economic recession and conditions, inability of the federal government to adopt its budget or reductions in the budget for spending to remediate federal sites due to numerous reasons, including, without limitation, the substantial deficits that the federal government has and is continuing to incur.  During economic downturns, such as the current economic recession, and large budget deficits that the federal government and many states are experiencing, the ability of private and government entities to spend on nuclear services may decline significantly.  Although the recently adopted economic stimulus package provides for substantial funds to remediate federal nuclear sites, we cannot be certain that economic or political conditions will be generally favorable or that there will not be significant fluctuations adversely affecting our industry as a whole.  In addition, our operations depend, in large part, upon governmental funding, particularly funding levels at the DOE.  Our governmental contracts and subcontracts relating to activities at governmental sites are subject to termination or renegotiation on 30 days notice at the government’s option.  Significant reductions in the level of governmental funding (for example, the annual budget of the DOE) or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows.

Certain Legal Matters:
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

As of the date of this report, Louisiana DEQ (“LDEQ”) has collected approximately $8,400,000 for the remediation of the site and has completed removal of above ground waste from the site.  The EPA’s unofficial estimate to complete remediation of the site is between $9,000,000 and $12,000,000; however, based on preliminary outside consulting work hired by the PRP group, which we are a party to, the remediation costs can be below EPA’s estimation.  The PRP Group has established a cooperative relationship with LDEQ and EPA, and is working closely with these agencies to assure that the funds held by LDEQ are used cost-effective.  As a result of recent negotiations with LDEQ and EPA, further remediation work by LDEQ has been put on hold pending completion of a site assessment by the PRP Group.  This site assessment could result in remediation activities to be completed within the funds held by LDEQ.  As part of the PRP Group, we have paid an initial assessment of $10,000 in the fourth quarter of 2007, which was allocated among the facilities. In addition, we accrued approximately $27,000 in the third quarter of 2008 for our estimated portion of the cost of the site assessment, which was allocated among the facilities.  Approximately $9,000 of the accrued amount was paid to the PRP Group in the fourth quarter of 2008.  As of the date of this report, we cannot accurately access our total liability.  The Company records its environmental liabilities when they are probable of payment and can be estimated within a reasonable range.  Since this contingency currently does not meet this criteria, a liability has not been established.

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

Industrial Segment Divested Facilities/Operations
We sold substantially all of the assets of PFTS pursuant to an Asset Purchase Agreement on May 30, 2008.  Under this Agreement the buyer assumed certain debts and obligations of PFTS, including, but not limited to, certain debts and obligations of PFTS to regulatory authorities under certain consent agreements entered into by PFTS with the appropriate regulatory authority to remediate portions of the facility sold to the buyer.  If any of these liabilities/obligations are not paid or preformed by the buyer, the buyer would be in breach of the Asset Purchase Agreement and we may assert claims against the buyer for such breach.  We currently are discussing with the buyer of the PFTS’ assets regarding certain liabilities which the buyer assumed and agreed to pay but which the buyer has refused to satisfy as of the date of this report.   In addition, the buyer of the PFTS assets is required to replace our financial assurance bond with its own financial assurance mechanism for facility closures.  Our financial assurance bond of $685,000 for PFTS was required to remain in place until the buyer has provided replacement coverage.  The respective regulatory authority will not release us from our financial assurance obligations until the buyer complies with the appropriate financial assurance regulations. On March 24, 2009, the respective regulatory authority authorized the release of our financial assurance bond of $685,000 for PFTS.  The buyer of PFTS’ assets has provided its own financial assurance bond which was approved by the respective regulatory authority.

Significant Customers. Our revenues are principally derived from numerous and varied customers. However, we have a significant relationship with the federal government within our Nuclear Segment, and have continued to enter into contracts with (directly or indirectly as a subcontractor) the federal government.  The contracts that we are a party to with the federal government or with others as a subcontractor to the federal government generally provide that the government may terminate on 30 days notice or renegotiate the contracts, at the government's election.  Our inability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor) could have a material adverse effect on our operations and financial condition.

We performed services relating to waste generated by the federal government, either directly or indirectly as a subcontractor (including LATA/Parallax, Fluor Hanford, and CHPRC as discussed below) to the federal government, representing approximately $43,464,000 or 57.6% of our total revenue from continuing operations during 2008, as compared to $30,000,000 or 46.5% of our total revenue from continuing operations during 2007, and $33,226,000 or 48.7% of our total revenue from continuing operations during 2006.

Included in the amounts discussed above, are revenues from LATA/Parallax Portsmouth LLC (“LATA/Parallax”).  LATA/Parallax manages DOE environmental programs. Our revenues from LATA/Parallax contributed $4,841,000 or 6.4%, $8,784,000 or 13.6%, and 10,341,000 or 15.2% of our revenues from continuing operations for 2008, 2007, and 2006, respectively.   In 2006, our M&EC facility was awarded a subcontract by LATA/Parallax to treat DOE special process wastes from the DOE Portsmouth Gaseous Diffusion Plant located in Piketon, Ohio.  This subcontract has been extended through September 30, 2009.   We currently have two other subcontracts with LATA/Parallax to treat wastes which are set to expire on September 30, 2009.  As with most contracts relating to the federal government, LATA/Parallax can terminate the contract with us at any time for convenience, which could have a material adverse effect on our operations.

Since 2004, our Nuclear Segment has treated mixed low-level waste, as a subcontractor, for Fluor Hanford, who acts as a general contractor for the DOE.  However, with the acquisition of our PFNWR facility in 2007, a significant amount of our revenues is derived from Fluor Hanford, a DOE general contractor since 1996.  Fluor Hanford manages several major activities at the DOE’s Hanford Site, including dismantling former nuclear processing facilities, monitoring and cleaning up the site’s contaminated groundwater, and retrieving and processing transuranic waste for off-site shipment.  The Hanford Site is one of DOE’s largest nuclear weapon environmental remediation projects.  Our PFNWR facility is located adjacent to the Hanford Site and treats low level radioactive and mixed wastes.  We have three subcontracts with Fluor Hanford (who acts as the general contractor at the DOE site) at our PFNWR facility, with the initial contract dating back to 2003.  Fluor Hanford’s successor, CHPRC, was awarded the Plateau Remediation Contract for the Hanford Site in the second quarter of 2008 and has begun management of the waste activities previously managed by Fluor Hanford under these three subcontracts, effective October 1, 2008.  CHPRC has extended these subcontracts to March 31, 2009 and we expect these subcontracts will be renegotiated by CHPRC beyond March 31, 2009.  Revenue from Fluor Hanford has been transitioned to CHPRC and we expect these revenues to remain constant or possibly increase, dependent upon DOE funding, in fiscal year 2009. Revenues from Fluor Hanford totaled $7,974,000 or 10.6% (approximately $5,160,000 from PFNWR), $6,985,000 (approximately $3,100,000 from PFNWR) or 10.8%, and $1,229,000 or 1.8% of our consolidated revenue from continuing operations for 2008, 2007, and 2006, respectively.

In connection with the CHPRC obligations under its DOE general contract, our M&EC facility was awarded a subcontract by CHPRC to participate in the cleanup of the central portion of the Hanford Site, which once housed certain chemical separation buildings and other facilities that separated and recovered plutonium and other materials for use in nuclear weapons.  This subcontract became effective on June 19, 2008, the date DOE awarded CHPRC the general contract.  DOE’s general contract and M&EC’s subcontract provided a transition period from August 11, 2008 through September 30, 2008, a base period from October 1, 2008 through September 30, 2013, and an option period from October 1, 2013 through September 30, 2018.  M&EC’s subcontract is a cost plus award fee contract.  On October 1, 2008, operations of this subcontract commenced at the DOE Hanford Site.  We believe full operations under this subcontract will result in revenues for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year base period.  As of December 31, 2008, revenue from this subcontractor accounted for $8,120,000 or 10.8% of total revenue from our continuing operations.  As of the date of this report, we have employed an additional 177 employees to service this subcontract.

Insurance. We maintain insurance coverage similar to, or greater than, the coverage maintained by other companies of the same size and industry, which complies with the requirements under applicable environmental laws. We evaluate our insurance policies annually to determine adequacy, cost effectiveness and desired deductible levels. Due to the downturn in the economy, changes within the environmental insurance market, and the financial difficulties of AIG, the provider of our financial assurance policies, we have no guarantees as to continued coverage by AIG, that we will be able to obtain similar insurance in future years, or that the cost of such insurance will not increase materially.

Profit Sharing Plan
The Company adopted its 401(k) Plan in 1992, which is intended to comply with Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974.  All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan.  Eligibility is immediate upon employment but enrollment is only allowed during two yearly open periods of January 1 and July 1.  Participating employees may make annual pretax contributions to their accounts up to 100% of their compensation, up to a maximum amount as limited by law.  We, at our discretion, may make matching contributions based on the employee’s elective contributions.  Company contributions vest over a period of five years.  We matched 25% of our employees’ contributions.  We contributed $401,000 in matching funds during 2008.  Effective March 1, 2009, the Company suspended its matching contribution in an effort to reduce costs in light of the recent economic environment.  The Company will evaluate the reversal of this suspension as the economic environment improves.

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

We have budgeted for 2009, $776,000 in environmental remediation expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at our facilities.  Our facilities where the remediation expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia, and PFMI's facility in Detroit, Michigan.  The environmental liability of PFD (as it relates to the remediation of the EPS site assumed by the Company as a result of the original acquisition of the PFD facility) was retained by the Company upon the sale of PFD in March 2008.  While no assurances can be made that we will be able to do so, we expect to fund the expenses to remediate these sites from funds generated internally.

At December 31, 2008, we had total accrued environmental remediation liabilities of $1,833,000 of which $776,000 is recorded as a current liability, which reflects a decrease of $1,040,000 from the December 31, 2007, balance of $2,873,000.  The decrease represents payments of approximately $614,000 on remediation projects, approximately $391,000 in environmental reserve which was assumed by the buyer upon the sale of substantially all of the assets of PFMD in January 2008, and reduction of approximately $35,000 in reserve which we recorded as “gain on disposal of continued operations, net of taxes” in the second quarter of 2008 upon the sale of substantially all of the assets of PFTS in May 2008 as the buyer has assumed any future on-going environmental monitoring.  In connection with the sale of substantially all of the assets of PFMD in January 2008, the buyer assumed all obligations and liabilities for environmental conditions at the Maryland facility except for fines, assessments, or judgments to governmental authorities prior to the closing of the transaction or third party tort claims existing prior to the closing of the sale.  The December 31, 2008, current and long-term accrued environmental balance is recorded as follows (in thousands):

	Current	Long-term
	Accrual	Accrual	Total
PFD	$165	$324	$489
PFM	74	201	275
PFSG	112	419	531
PFMI	425	113	538
Total Liability	$776	$1,057	$1,833

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the year 2008, we were exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC and variable rate promissory note agreement with KeyBank National Association.  The interest rates payable to PNC and KeyBank National Association are based on a spread over prime rate. If our floating rates of interest experienced an upward increase of 1%, our debt service would have increased by approximately $110,000 for the year ended December 31, 2008.  As of December 31, 2008, we had no interest swap agreement outstanding.

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

·	ability or inability to continue and improve operations and achieve profitability on an annualized basis;
·	ability to comply with our general working capital requirements;
·	ability to retain or receive certain permits, licenses, or patents;
·	ability to renew permits and licenses with minimal effort and costs;
·	ability to be able to continue to borrow under our revolving line of credit;
·	ability to meet our fixed charge coverage ratio in the future;
·	we anticipate meeting our fixed charge ratio in 2009;
·	ability to generate sufficient cash flow from operations to fund all costs of operations;
·	ability to close and remediate certain contaminated sites for projected amounts;
·	our ability to develop or adopt new and existing technologies in the conduct of our operations;
·	ability to fund budgeted capital expenditures during 2009 through our operations and lease financing;
·	we believe that there are no formidable barriers to entry into certain of the on-site treatment businesses, and certain of the non-hazardous waste operations, which do not require such permits;
·	we believe that our cash flows from operations and our available liquidity from our line of credit are sufficient to service the Company's current obligations;
·
we believe that we are able to compete in the market based on our established reputation in these market areas and our expertise in several specific elements of environmental engineering and consulting such as environmental applications in the cement industry;

·	we believe that we are a significant provider in the delivery of off-site waste treatment services in the Southeast portion of the United States;
·	we believe we maintain insurance coverage adequate for our needs and similar to, or greater than the coverage maintained by other companies of our size in the industry;
·	we anticipate paying the promissory note to PDC and the principal and interests due in 2009 on our shareholder note from our working capital;
·	funding and timing of the financial assurance related to the PCB permit at DSSI has yet to be finalized;
·	under our insurance contracts, we usually accept self-insured retentions, which we believe is appropriate for our specific business risks;
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

·
as with most contracts relating to the federal government, LATA/Parallax and/or CHPRC can terminate the contract with us at any time for convenience, which could have a material adverse effect on our operations;

·	CHPRC has extended these contracts to March 31, 2009 and we expect these contracts will be renegotiated by CHPRC beyond March 31, 2009;
·	revenue from Fluor Hanford has been transitioned to CHPRC and we expect these revenues to remain constant or possibly increase, dependent upon DOE funding, in fiscal year 2009;

·	we believe full operations under the CHPRC subcontract will result in revenues for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year base period;
·	we do not expect any impact or reduction to PFO’s operating capability from the sale of the property at PFO;
·
we believe that government funding made available for DOE remediation projects under the recently enacted government stimulus plan could have a positive impact on our government subcontracts within our Nucelar Segment;

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

·	we believe that the treatment processes we utilize offer a cost saving alternative to more traditional remediation and disposal methods offered by certain of our competitors;
·	no further impairment to intangible assets;
·	no expectation of material future inflationary changes;
·	waste backlog will continue to fluctuate in 2009 depending on the complexity of waste streams and the timing of receipts and processing materials;
·	we do not believe we are dependent on any particular trademark in order to operate our business or any significant segment thereof;
·	based on the current status of Corrective Action for the PFMI facility, we believe that the remaining reserve is adequate to cover the liability;
·
despite our aggressive compliance and auditing procedure for disposal of wastes, we could further be notified, in the future, that we are a PRP at a remedial action site, which could have a material adverse effect;

·	we do not believe that any adverse changes to our estimates in environmental accrual would be material;
·	the Company will evaluate the reversal of the 401k match contribution suspension as the economic environment improves;
·	placing the first $1,000,000 of the escrow amount we may be required to pay in connection with the acquisition of PFNWR and PFNW in an escrow account during the later part of 2009;
·	we plan to fund any repurchases under our common stock repurchase plan through our internal cash flow and/or borrowing under our line of credit;
·
the acquisition of our PFNWR facility positions the Nuclear Segment future revenue stream well as the facility is located adjacent to the Hanford site, which represents one of the most expansive of DOE’s nuclear weapons’ facilities to remediate;

·	we do not expect SFAS No. 160, 162, SAB No. 110, EITF 08-3, and EITF Issue No. 08-06 to have a material impact on our financial position or result of operations;
·
the Company expects SFAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions it consummates after the effect date;

·	goal to improve our balance sheet, pay down debt and improve our liquidity; and
·
we anticipate that employment agreement will be finalized during the second quarter of 2009 for eachof our CEO, CFO, and COO, subject to review of our Audit Committee and approval by the Board of Directors.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Perma-Fix Environmental Services, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Perma-Fix Environmental Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perma-Fix Environmental Services, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Perma-fix Environmental Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2009, expressed an adverse opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia
March 30, 2009

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,

(Amount in Thousands, Except for Share Amounts)	2008	2007

ASSETS
Current assets:
Cash	$129	$118
Restricted cash	55	55
Accounts receivable, net of allowance for doubtful
accounts of $333 and $203, respectively	13,416	14,961
Unbilled receivables - current	13,104	10,433
Inventories	344	332
Prepaid and other assets	2,565	3,206
Current assets related to discontinued operations	110	3,505
Total current assets	29,723	32,610

Property and equipment:
Buildings and land	24,726	23,929
Equipment	31,315	32,240
Vehicles	637	1,302
Leasehold improvements	11,455	11,462
Office furniture and equipment	1,904	2,349
Construction-in-progress	1,159	1,673
	71,196	72,955
Less accumulated depreciation and amortization	(23,762)	(23,161)
Net property and equipment	47,434	49,794

Net property and equipment held for sale	—	349

Property and equipment related to discontinued operations	651	3,942

Intangibles and other long term assets:
Permits	17,125	16,826
Goodwill	11,320	9,046
Unbilled receivables – non-current	3,858	3,772
Finite Risk Sinking Fund	11,345	6,034
Other assets	2,256	2,496
Intangible and other assets related to discontinued operations	—	1,179
Total assets	$123,712	$126,048

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED
As of December 31,

(Amount in Thousands, Except for Share Amounts)	2008	2007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,076	$5,907
Current environmental accrual	186	475
Accrued expenses	8,896	9,982
Disposal/transportation accrual	5,847	6,850
Unearned revenue	4,371	4,978
Current liabilities related to discontinued operations	1,211	6,220
Current portion of long-term debt	2,022	15,352
Total current liabilities	33,609	49,764

Environmental accruals	620	705
Accrued closure costs	10,141	8,901
Other long-term liabilities	457	968
Long-term liabilities related to discontinued operations	1,783	2,817
Long-term debt, less current portion	14,181	2,880
Total long-term liabilities	27,182	16,271

Total liabilities	60,791	66,035

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation
value $1.00 per share	1,285	1,285

Stockholders' equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized,
no shares issued and outstanding	¾	¾
Common Stock, $.001 par value; 75,000,000 shares authorized,
53,934,560 and 53,704,516 shares issued and outstanding, respectively	54	54
Additional paid-in capital	97,381	96,409
Stock subscription receivable	¾	(25)
Accumulated deficit	(35,799)	(37,710)

Total stockholders' equity	61,636	58,728

Total liabilities and stockholders' equity	$123,712	$126,048

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

(Amounts in Thousands, Except for per Share Amounts)	2008	2007	2006
Net revenues	$75,504	$64,544	$68,205
Cost of goods sold	55,310	45,544	43,160
Gross profit	20,194	19,000	25,045

Selling, general and administrative expenses	18,832	18,082	17,803
Asset (recovery) impairment loss	(507)	1,836	—
(Gain) loss on disposal of property and equipment	(295)	172	27
Income (loss) from operations	2,164	(1,090)	7,215

Other income (expense):
Interest income	226	312	280
Interest expense	(1,317)	(1,321)	(1,255)
Interest expense – financing fees	(137)	(196)	(192)
Other	(6)	(85)	(119)
Income (loss) from continuing operations before income taxes	930	(2,380)	5,929
Income tax expense	10	—	507
Income (loss) from continuing operations	920	(2,380)	5,422

Loss from discontinued operations, net of taxes	(1,332)	(6,830)	(711)
Gain on disposal of discontinued operations, net of taxes	2,323	—	—
Net income (loss)	$1,911	$(9,210)	$4,711

Net income (loss) per common share – basic:
Continuing operations	$.02	$(.05)	$.11
Discontinued operations	(.02)	(.13)	(.01)
Disposal of discontinued operations	.04	—	—
Net income (loss) per common share	$.04	$(.18)	$.10

Net income (loss) per common share – diluted:
Continuing operations	$.02	$(.05)	$.11
Discontinued operations	(.02)	(.13)	(.01)
Disposal of discontinued operations	.04	—	—
Net income (loss) per common share	$.04	$(.18)	$.10

Number of common shares used in computing
net income (loss) per share:
Basic	53,803	52,549	48,157
Diluted	54,003	52,549	48,768

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Amounts in Thousands)	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,911	$(9,210)	$4,711
Less: Income (loss) on discontinued operations	991	(6,830)	(711)

Income (loss) from continuing operations	920	(2,380)	5,422
Adjustments to reconcile net income (loss) from continuing operations to cash provided by operations:
Depreciation and amortization	4,866	4,092	3,629
Asset impairment (recovery) loss	(507)	1,836	¾
Provision (benefit) for bad debt and other reserves	187	119	(33)
(Gain) loss on disposal of plant, property and equipment	(295)	172	27
Issuance of common stock for services	257	391	172
Share based compensation	531	457	338
Changes in operating assets and liabilities of continuing operations, net of effect from business acquisitions:
Accounts receivable	1,358	(614)	748
Unbilled receivables	(3,254)	1,132	(3,593)
Prepaid expenses, inventories and other assets	3,019	2,121	(1,604)
Accounts payable, accrued expenses and unearned revenue	(2,872)	(579)	(2,598)
Cash provided by continuing operations	4,210	6,747	2,508
Cash (used in) provided by discontinued operations	(3,745)	274	(409)
Cash provided by operating activities	465	7,021	2,099

Cash flows from investing activities:
Purchases of property and equipment	(981)	(2,926)	(5,561)
Proceeds from sale of plant, property and equipment	881	75	73
Change in restricted cash, net	¾	¾	435
Payments to finite risk sinking fund	(4,943)	(1,516)	(1,179)
Cash used for acquisition consideration, net of cash acquired	(14)	(2,991)	¾
Cash used in investing activities of continuing operations	(5,057)	(7,358)	(6,232)
Proceeds from sale of discontinued operations (Note 8)	6,734	¾	¾
Cash provided by (used in) discontinued operations	75	(219)	(610)
Net cash provided by (used in) investing activities	1,752	(7,577)	(6,842)

Cash flows from financing activities:
Net (repayments) borrowings of revolving credit	(335)	6,851	(2,447)
Principal repayments of long term debt	(8,842)	(8,593)	(2,386)
Proceeds from issuance of long-term debt	7,000	¾	¾
Proceeds from issuance of stock	184	418	12,053
Repayment of stock subscription receivable	25	54	26
Cash (used in) provided by financing activities of continuing operations	(1,968)	(1,270)	7,246
Principal repayment of long-term debt for discontinued operations	(238)	(277)	(308)
Cash (used in) provided by financing activities	(2,206)	(1,547)	6,938

Increase (decrease) in cash	11	(2,103)	2,195
Cash at beginning of period	118	2,221	26
Cash at end of period	$129	$118	$2,221

Supplemental disclosure:
Interest paid, net of amounts capitalized	$1,485	$1,090	$982
Income taxes paid	3	311	276
Non-cash investing and financing activities:
Long-term debt incurred for purchase of property and equipment	148	614	94
Sinking fund financed	368	¾	¾

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31,
(Amounts in Thousands, Except for Share Amounts)

			Additional	Stock		Common Stock		Total
	Common Stock		Paid-In	Subscription	Accumulated	Held In Hand		Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Treasury		Equity
Balance at December 31, 2005	45,813,916	$46	$82,180	$ ¾	$(33,211)		$(1,862)	$47,153
Net income	¾	¾	¾	¾	4,711		¾	4,711
Retirement of Treasury Stock	(988,000)	(1)	(1,861)	¾	¾		1,862	¾
Issuance of Common Stock for
cash and services	121,038	¾	216	¾	¾		¾	216
Issue Stock Subscription
Receivable	60,000	¾	¾	(105)	¾		¾	(105)
Repayment of Stock Subscription
Receivable	¾	¾	¾	26	¾		¾	26
Issuance of Common Stock upon								¾
exercise of Warrants and Options	7,046,790	7	12,107	¾	¾		¾	12,114
Share Based Compensation	¾	¾	338	¾	¾		¾	338
Balance at December 31, 2006	52,053,744	$52	$92,980	$(79)	$(28,500)	$	¾	$64,453
Net Loss	¾	¾	¾	¾	(9,210)		¾	(9,210)
Issuance of Common Stock for
services	143,005	¾	391	¾	¾		¾	391
Common Stock issued in
conjunction with acquisition	709,207	1	2,164	¾	¾		¾	2,165
Repayment of Stock Subscription
Receivable	¾	¾	¾	54	¾		¾	54
Issuance of Common Stock upon
exercise of Options and Warrants	798,560	1	417	¾	¾		¾	418
Share Based Compensation	¾	¾	457	¾	¾		¾	457
Balance at December 31, 2007	53,704,516	$54	$96,409	$(25)	$(37,710)	$	¾	$58,728
Net Income	¾	¾	¾	¾	1,911		¾	1,911
Issuance of Common Stock for
services	118,865	¾	257	¾	¾		¾	257
Issuance of Common Stock upon
exercise of Options	111,179	¾	184	¾	¾		¾	184
Repayment of Stock Subscription
Receivable	¾	¾	¾	25	¾		¾	25
Share Based Compensation	¾	¾	531	¾	¾		¾	531
Balance at December 31, 2008	53,934,560	$54	$97,381	$ ¾	$(35,799)	$	¾	$61,636

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006

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
o
Consulting services regarding broad-scope environmental issues, including air, water, and hazardous waste permitting, air, soil, and water sampling, compliance reporting, emission reduction strategies, compliance auditing, and various compliance and training activities to industrial and government customers, as well as engineering and compliance support needed by our other segments.

·	Industrial Waste Management Services (“Industrial Segment”), which includes:
o	Treatment, storage, processing, and disposal of hazardous and non-hazardous waste; and
o	Wastewater management services, including the collection, treatment, processing and disposal of hazardous and non-hazardous wastewater.

In May 2007, our Board of Directors authorized the divestiture of our Industrial Segment.  In May 2007, the Industrial Segment met the held for sale criteria under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and therefore, certain assets and liabilities of the Industrial Segment were reclassified as discontinued operations in the Consolidated Balance Sheets as of December 31, 2007, and we ceased depreciation of the Industrial Segment’s long-lived assets classified as held for sale.  The results of operations and cash flows of the Industrial Segment were reported in the Consolidated Financial Statements as discontinued operations as of December 31, 2007.

In 2008, we completed the sale of substantially all of the assets of three of our Industrial Segment facilities/operations as follows:  on January 8, 2008, we completed the sale of substantially all of the assets of Perma-Fix Maryland, Inc. (“PFMD”) for $3,825,000 in cash and the assumption by the buyer of certain liabilities of PFMD, with a final working capital adjustment of $170,000 received by us from the buyer in the fourth quarter of 2008; on March 14, 2008, we completed the sale of substantially all of the assets of Perma-Fix of Dayton, Inc. (“PFD”) for approximately $2,143,000 in cash, plus assumption by the buyer of certain of PFD’s liabilities and obligations.  In June 2008, we paid the buyer $209,000 in final working capital adjustment; and on May 30, 2008, we completed the sale of substantially all of the assets of Perma-Fix Treatment Services, Inc. (“PFTS”) for approximately $1,503,000, and assumption by the buyer of certain liabilities of PFTS.  In July 2008, we paid the buyer $135,000 in final working capital adjustments.

On September 26, 2008, our Board of Directors approved retaining our Industrial Segment facilities/operations at Perma-Fix of Fort Lauderdale, Inc. (“PFFL”), Perma-Fix of South Georgia, Inc. (“PFSG”), and Perma-Fix of Orlando, Inc. (“PFO”).  The subsequent decision to retain these operations within our Industrial Segment is based on our belief that these operations are self-sufficient, which should allow senior management the freedom to focus on growing our Nuclear operations, while benefiting from the cash flow and growth prospects of these three facilities and the fact that we were unable in the current economic climate to obtain the values for these companies that we believe they are worth.  As a result of our Board of Directors approving the retention of our PFFL, PFO, and PFSG facilities/operations, we have restated the consolidated financial statements for all periods presented to reflect the reclassification of these three facilities/operations back into our continuing operations. In the third quarter of 2008, we classified one of the two properties at our PFO facility as “net property and equipment held for sale” within our continued operations in the Consolidated Balance Sheets in accordance to SFAS No. 144.  We sold this property on December 23, 2008 for $900,000 in cash.  We do not expect any impact or reduction to PFO’s operating capability from the sale of the property.

We are subject to certain risks as we are involved in the treatment, handling, storage and transportation of hazardous and non-hazardous, mixed and industrial wastes and wastewater.  Such activities contain risks against which we believe we are adequately insured.

Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries as follows:

Continuing Operations:  Schreiber, Yonley and Associates (“SYA”), Diversified Scientific Services, Inc. (“DSSI”), East Tennessee Materials & Energy Corporation (“M&EC”), Perma-Fix of Florida, Inc. (“PFF”),  Perma-Fix of Northwest Richland, Inc. (“PFNWR”), Perma-Fix of Ft. Lauderdale, Inc. (“PFFL”), Perma-Fix of Orlando, Inc. (“PFO”), and Perma-Fix of South Georgia, Inc. (“PFSG”).

Discontinued Operations (See “Note 8”):  Perma-Fix of Maryland (“PFMD”), Perma-Fix of Dayton, Inc. (“PFD”), and Perma-Fix Treatment Services, Inc. (“PFTS”), which were sold in January 2008, March 2008, and May 2008, respectively, and two non-operational facilities, Perma-Fix of Michigan, Inc. (“PFMI”), and Perma-Fix of Pittsburgh, Inc. (“PFP”).

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates
When we prepare financial statements in conformity with generally accepted accounting principles in the United States of America, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as, the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. See Notes 8, 12, 13, and 15 for estimates of discontinued operations, closure costs, environmental liabilities and contingencies for details on significant estimates.

Restricted Cash
Restricted cash of $55,000 reflects secured collateral relative to the various bonding requirements required for the PFFL treatment, storage, and disposal facility and escrow for our workers’ compensation policy.

Accounts Receivable
Accounts receivable are customer obligations due under normal trade terms requiring payment within 30 or 60 days from the invoice date based on the customer type (government, broker, or commercial).  Account balances are stated by invoice at the amount billed to the customer.  Payments of accounts receivable are made directly to a lockbox and are applied to the specific invoices stated on the customer's remittance advice.  The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that will not be collected.  We regularly review all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balance that will not be collected.  This analysis excludes government related receivables due to our past successful experience in their collectability.  Specific accounts that are deemed to be uncollectible are reserved at 100% of their outstanding balance.  The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for balances 91-120 days and 40% for balances over 120 days aged), based on a historical valuation, that allows us to calculate the total reserve required.  Once we have exhausted all options in the collection of a delinquent accounts receivable balance, which includes collection letters, demands for payment, collection agencies and attorneys, the account is deemed uncollectible and subsequently written off.  The write off process involves approvals, based on dollar amount, from senior management.

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

Property and Equipment
Property and equipment expenditures are capitalized and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes, while accelerated depreciation methods are principally used for income tax purposes.  Generally, annual depreciation rates range from ten to forty years for buildings (including improvements and asset retirement costs) and three to seven years for office furniture and equipment, vehicles, and decontamination and processing equipment.  Leasehold improvements are capitalized and amortized over the lesser of the term of the lease or the life of the asset.  Maintenance and repairs are charged directly to expense as incurred.  The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss from sale or retirement is recognized in the accompanying consolidated statements of operations.  Renewals and improvements, which extend the useful lives of the assets, are capitalized.  Included within buildings is an asset retirement obligation, which represents our best estimate of the cost to close, at some undetermined future date, our permitted and/or licensed facilities.  The asset retirement cost was originally recorded at $4,559,000 and depreciates over the estimated useful life of the property.  In 2007, as result of the acquisition of PNFWR, we recorded an additional asset retirement obligation cost of $3,768,000, which has been depreciated over the estimated useful life of the property.  In 2008, due to change in estimate of the costs to close our DSSI and PFNWR facility based on federal/state regulatory guidelines, we increased our asset retirement obligation by $726,000 and $373,000 for our DSSI and PFNWR facility, respectively, which will be depreciated prospectively over the remaining life of the asset, in accordance with SFAS No. 143 “Accounting for Asset Retirement Obligations”.

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

In 2007, as result of the approved divestiture of our Industrial Segment by our Board of Directors and in accordance with SFAS No. 144, we recorded $2,727,000 and $1,804,000 in tangible asset impairment loss for PFD and PFTS, respectively, which were included in “loss from discontinued operations, net of taxes” on our Consolidated Statements of Operations for the year ended December 31, 2007.

In September 2008, our Board of Directors approved retaining our Industrial Segment facilities/operations at PFFL, PFSG, and PFO.  As a result of this decision, we restated the condensed consolidated financial statements for all periods presented to reflect the reclassification of these three facilities/operations back into our continuing operations.  During the third quarter of 2008, we classified one of the two properties at PFO as “net property and equipment held for sale” within our continued operations in the Consolidated Balance Sheets in accordance to SFAS No. 144.  We evaluated the fair value of PFO’s assets and as a result, recorded a credit of $507,000 related to the recovery of previous impairment charges for PFO, which is included in “Asset Impairment Recovery” on the Consolidated Statements of Operations for the year ended December 31, 2008.  On December 23, 2008, we sold the property at PFO for $900,000 in cash resulting in a gain of $483,000.

Capitalized Interest
The Company’s policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year. A reconciliation of our total interest cost to “Interest Expense” as reported on our consolidated statements of operations for 2008, 2007 and 2006 is as follows:

(Amounts in Thousands)	2008	2007	2006
Interest cost capitalized	$—	$144	$—
Interest cost charged to income	1,317	1,321	1,255
Total Interest	$1,317	$1,465	$1,255

Goodwill and Other Intangible Assets
Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net identifiable assets acquired (“goodwill”) and the recognized permit value of the business.  Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  For goodwill, the impairment determination is made at the Reporting unit and consists of two steps.  First, the Company determines the fair value of a reporting unit and compares it to its carrying amount.  Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill.  The implied value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS Statement No. 141, Business Combinations.  Our annual financial valuations performed as of October 1, 2008, 2007, and 2006, indicated no impairments.  The Company estimates the fair value of our reporting units using a discounted cash flow valuation approach.  This approach is dependent on estimates for future sales, operating income, working capital changes, and capital expenditures, as well as, expected growth rates for cash flows and long-term interest rates, all of which are impacted by economic conditions related to our industry as well as conditions in the U.S. capital (see “Note 5 – Goodwill and Other Intangible Assets” for further discussion on goodwill and other intangible assets).

Accrued Closure Costs
Accrued closure costs represent our estimated environmental liability to clean up our facilities as required by our permits, in the event of closure.

SFAS No. 143, Accounting for Asset Retirement Obligations, requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset.  In conjunction with the state mandated permit and licensing requirements, we are obligated to determine our best estimate of the cost to close, at some undetermined future date, our permitted and/or licensed facilities.  We subsequently increase this liability as a result of changes to the facility, changes in estimated cost for closure, and/or for inflation.  The associated asset retirement cost is recorded as property and equipment (buildings).  We depreciate the asset retirement cost on a straight-line basis over its estimated useful life in accordance with our depreciation policy.

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

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, which attempts to set out a consistent framework for for the recognition and measurement of uncertain tax positions. This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit which is greater than 50% likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. The Company adopted this Interpretation as of January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial statements.

Concentration Risk
Approximately 84 or 15.2% of the Company's employees are unionized and are covered by a collective bargaining agreement. All of these employees were hired as result of the subcontract awarded to us by CHPRC in the second quarter of 2008. The agreement has a term of three years effective April 1, 2007 and expires on March 31, 2010 and is subject to a two year extension pending wage and benefit renegotiation

Gross Receipts Taxes and Other Charges
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

Revenue Recognition
Nuclear revenues. The processing of mixed waste is complex and may take several months or more to complete, as such we recognize revenues on a percentage of completion basis with our measure of progress towards completion determined based on output measures consisting of milestones achieved and completed.  We have waste tracking capabilities, which we continue to enhance, to allow us to better match the revenues earned to the processing phases achieved.  The revenues are recognized as each of the following three processing phases are completed: receipt, treatment/processing and shipment/final disposal. However, based on the processing of certain waste streams, the treatment/processing and shipment/final disposal phases may be combined as they are completed concurrently.  As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue.  We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables.  The timing differences occur for several reasons, partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal.  The difference also occurs due to our end disposal sites requirement of preapproval prior to our shipping waste for disposal and our contract terms with the customer that we dispose of the waste prior to invoicing.  As the waste moves through these processing phases and revenues are recognized, the correlating costs are expensed as incurred.  Although we use our best estimates and all available information to accurately determine these disposal expenses, the risk does exist that these estimates could prove to be inadequate in the event the waste requires retreatment.  Furthermore, should the waste be returned to the generator, the related receivables could be uncollectible; however, historical experience has not indicated this to be a material uncertainty. Under our subcontract awarded by CH Plateau Remediation Company (“CHPRC”) in 2008, we are reimbursed for costs incurred plus a certain percentage markup for indirect costs, in accordance with contract provision.  Costs incurred in excess of contract funding may be renegotiated for reimbursement.  We also earn a fee based on the approved costs to complete the contract.  We recognize this fee using the proportion of costs incurred to total estimated contract costs.  We include in revenues the amount of the reimbursement for costs incurred plus the markup for indirect costs as well as the fee that we have earned.  Cost of revenue under this subcontract consists of direct and indirect costs.  Our revenue under this subcontract is recorded gross versus net in accordance with the criteria under EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”.

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

Self-Insurance
We are self-insured for a significant portion of our group health.  The Company estimates expected losses based on statistical analyses of historical industry data, as well as our own estimates based on the Company’s actual historical data to determine required self-insurance reserves. The assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances.  The estimated accruals for these liabilities could be affected if actual experience related to the number of claims and cost per claim differs from these assumptions and historical trends. Based on the information known on December 31, 2008, we believe we have provided adequate reserves for our self-insurance exposure. As of December 31, 2008 and 2007, self-insurance reserves were $535,000 and $736,000, respectively, and were included in accrued expenses in the accompanying consolidated balance sheets. The total amounts expensed for self-insurance during 2008, 2007, and 2006 were $2,794,000, $3,100,000 and $2,118,000, respectively, for our continuing operations, and $144,000, $1,050,000, and $750,000 for our discontinued operations, respectively.

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

Our computation of expected volatility used to calculate the fair value of options granted using the Black-Scholes valuation model is based on historical volatility from our traded common stock over the expected term of the option grants.  For our employee option grants made prior to 2008, we used the simplified method, defined in the SEC’s Staff Accounting Bulletin No. 107, to calculate the expected term.  For our employee and director option grants made in 2008, we computed the expected term based on the historical exercise and post-vesting data.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

We recognized share based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant.  As SFAS 123R requires that stock based compensation expense be based on options that are ultimately expected to vest, our stock based compensation expense is reduced at an estimated forfeiture rate.  Our estimated forfeiture rate is generally based on historical trends of actual forfeitures.  Forfeiture rates are evaluated, and revised as necessary.

Net Income (Loss) Per Share
Basic earnings per share excludes any dilutive effects of stock options, warrants, and convertible preferred stock.  In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings per share.

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the years ended December 31, 2008, 2007, and 2006:

(Amounts in Thousands, Except for Per Share Amounts)	2008	2007	2006
Income (loss) per share from continuing operations
Income (loss) from continuing operations	$920	$(2,380)	$5,422
Basic income (loss) per share	$.02	$(.05)	$.11
Diluted income (loss) per share	$.02	$(.05)	$.11

Loss per share from discontinued operations
Loss – basic and diluted	$(1,332)	$(6,830)	$(711)
Basic loss per share	$(.02)	$(.13)	$(.01)
Diluted loss per share	$(.02)	$(.13)	$(.01)

Income per share from disposal of discontinued operations
Gain on disposal of discontinued operations	$2,323	$—	$—
Basic income per share	$.04	$—	$—
Diluted income per share	$.04	$—	$—

Weighted average common shares outstanding – basic	53,803	52,549	48,157
Potential shares exercisable under stock option plans	200	¾	286
Potential shares upon exercise of Warrants	¾	¾	325
Weighted average shares outstanding – diluted	54,003	52,549	48,768

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options	1,908	132	1,030
Upon exercise of Warrants	¾	¾	1,776

Fair Value of Financial Instruments
The carrying values of cash, trade accounts receivable, trade accounts payable, accrued expenses and unearned revenues approximate their fair values principally because of the short-term maturities of these financial instruments.  The fair value of our long-term debt is estimated based on the current rates offered to us for debt of similar terms and maturities.  Under this method, the fair value of long-term debt was not significantly different from the stated carrying value at December 31, 2008 and 2007.  The carrying value of our subsidiary's preferred stock is not significantly different than its fair value.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements”, which codifies guidance on fair value measurements under generally accepted accounting principles.  This standard defines fair value, establishes a framework for measuring fair value, and prescribes expanded disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities.  SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007 and for non financial assets and liabilities in fiscal years beginning after March 15, 2008.  We have evaluated the impact of the provisions applicable to our financial assets and liabilities and have determined that there is no current impact on our financial condition, results of operations, and cash flow.  The aspects that have been deferred by FSP FAS 157-2 pertaining to non-financial assets and non-financial liabilities will be effective for us beginning January 1, 2009.  The Company does not expect SFAS 157 for non-financial assets and liabilities to materially impact the Company’s financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51.  SFAS No. 160 changes the accounting and reporting for minority interest. Minority interest will be recharacterized as noncontrolling interest and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interest that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim period within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. We do not expect this standard will materially impact the Company’s financial position and results of operations.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This standard will not materially impact the Company’s current disclosure process.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles.  FSP FAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We do not expect FSP No. 142-3 to materially impact the Company’s financial position or results of operations.

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

In June 2008, the FASB ratified EITF (Emerging Issues Task Force) Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangement” (EITF 08-3), to provide guidance on the accounting of nonrefundable maintenance deposits.  It also provides revenue recognition accounting guidance for the lessor.  EITF 08-3 is effective for fiscal years beginning after December 15, 2008.  We do not expect EITF 08-3 to materially impact our financial condition, result of operations, and cash flows.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including the instrument’s contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal year beginning and after December 15, 2008.  EITF 07-5 will not materially impact our financial condition, result of operations, and cash flows.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statements No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”). The FSP amends the disclosure requirements of FAS 133, “Accounting for Derivative Instruments and Hedging Activities”, requiring that the seller of a credit derivative, or writer of the contract, to disclose various items for each balance sheet presented including the nature of the credit derivative, the maximum amount of potential future payments the seller could be required to make, the fair value of the derivative at the balance sheet date, and the nature of any recorded provisions available to the seller to recover from third parties any of the amounts paid under the credit derivative. The FSP also amends FASB Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to require disclosure of the current status of the payment performance risk of the guarantee. The additional disclosure requirements above will be effective for reporting periods ending after November 15, 2008. The FSP also clarifies that the effective date of FAS 161 will be for any period, annual or interim, beginning after November 15, 2008.  This standard will not materially impact the Company’s current disclosure process.

In November 2008, the Emerging Issues Task Force issued EITF Issue No. 08-06, "Equity Method Investment Considerations", which clarifies the accounting for certain transactions involving equity method investments. This interpretation is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The Company does not expect EITF Issue No. 08-06 to materially impact the Company’s financial position or results of operations.

In December 2008, the FASB issued FASB Staff Position FSP 132(R)-1, "Employers Disclosures about Postretirement Benefit Plan Assets", which provides additional guidance on employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009.  We are currently evaluating the impact of this standard on our consolidated financial position and results of operations.

NOTE 3
SHARE BASED COMPENSATION

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

The Company has certain stock option plans under which it awards incentive and non-qualified stock options to employees, officers, and outside directors.  Stock options granted to employees have either a ten year contractual term with one fifth yearly vesting over a five year period or a six year contractual term with one third yearly vesting over a three year period.  Stock options granted to outside directors have a ten year contractual term with vesting period of six months.  On August 5, 2008, our Board of Directors authorized the grant of 918,000 Incentive Stock Options (“ISO”) to certain officers and employees of the Company which allows for the purchase of Common Stock from the Company’s 2004 Stock Option Plan.  The options granted were for a contractual term of six years with vesting over a three year period at one third increments per year.  The exercise price of the options granted was $2.28 per share which was based on our closing stock price on the date of grant.  We also granted 84,000 options from the Company’s 2003 Outside Directors Stock Plan to our seven outside directors as a result of the reelection our Board of Directors at our Annual Meeting of Stockholders on August 5, 2008.  The options granted were for a contractual term of ten years with vesting period of six months.  The exercise price of the options was $2.34 per share which was equal to our closing stock price the day preceding the grant date, pursuant to the 2003 Outside Directors Stock Plan.  On December 19, 2008, our Board of Directors authorized the grant of 165,000 Incentive Stock Options (“ISO”) to certain employees of the Company which allows for the purchase of Common Stock from the Company’s 2004 Stock Option Plan.  The options granted were for a contractual term of six years with vesting over a three year period at one third increments per year.  The exercise price of the options granted was $2.09 per share which was not less than the fair market value of the shares of Common Stock subject to the Stock Option at the time the ISO is granted pursuant to the 2004 Stock Option Plan.

As of December 31, 2008, we had 2,772,347 employee stock options outstanding, of which 1,552,847 are vested.  The weighted average exercise price of the 1,552,847 outstanding and fully vested employee stock option is $1.85 with a remaining weighted contractual life of 3.04 years.  The fair value of the employee options which vested in 2008, 2007, and 2006 totaled $219,000, $240,000, and $0, respectively.  Additionally, we had 645,000 director stock options outstanding, of which 561,000 are vested.  The weighted average exercise price of the 561,000 outstanding and fully vested director stock option is $2.16 with a weighted remaining contractual life of 5.67 years.  The fair value of the director options which vested in 2008, 2007, and 2006 totaled $234,000, $157,000, and $11,425, respectively.

The Company estimates fair value of stock options using the Black-Scholes valuation model.  Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield.  The fair value of the employee and director stock options granted and the related assumptions used in the Black-Scholes option pricing model used to value the options granted for fiscal year 2008, 2007, and 2006 were as follows:

	Employee Stock Option Granted
	For Year Ended
	2008	2007 (4)	2006
Weighted-average fair value per share	$1.03	$—	$.87
Risk -free interest rate (1)	1.35%-3.28	—	4.70%-5.03%
Expected volatility of stock (2)	55.54%-58.85%	—	54.0%-54.61%
Dividend yield	None	—	None
Expected option life (in years) (3)	5.0-5.1	—	4.0

	Outside Director Stock Option Granted
	For Year Ended
	2008	2007	2006
Weighted-average fair value per share	$1.79	$2.30	$1.74
Risk -free interest rate (1)	4.04%	4.77%	4.98%
Expected volatility of stock (2)	66.53%	67.60%	73.31%
Dividend yield	None	None	None
Expected option life (in years) (3)	10.0	10.0	10.0

(1)  The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date over the expected term of the option.

(2)  The expected volatility is based on historical volatility from our traded Common Stock over the expected term of the option.

(3)  The expected option life is based on historical exercises and post-vesting data for employee grants made in 2008 and director option grants made in 2008, 2007, and 2006. The expected option life is calculated using the simplified method as defined in SEC’s Staff Accounting Bulletin No. 107 for employee option grants made prior to 2008.

(4)   No employee option grants were made in 2007.

The following table summarizes stock-based compensation recognized for the fiscal year 2008, 2007, and 2006.

	Year Ended
	2008	2007	2006
Employee Stock Options	$368,000	$242,000	$194,000
Director Stock Options	163,000	215,000	144,000
Total	$531,000	$457,000	$338,000

We recognized share based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant.  As SFAS 123R requires that stock based compensation expense be based on options that are ultimately expected to vest, we have reduced our stock based compensation for the August 5, 2008 employee, December 19, 2008 employee, and August 5, 2008 director stock option grants at an estimated forfeiture rate of 5.0%, 0.0%, and 0.0%, respectively, for the first year of vesting.  Our estimated forfeiture rate is based on historical trends of actual forfeitures.  Forfeiture rates are evaluated, and revised as necessary.  In 2008, we reevaluated our forfeiture rate for our May 15, 2006 option grant due to the resignation of our Chief Financial Officer in October 2008 and as a result, our compensation expense for our employee stock option was reduced by approximately $18,000.   As of December 31, 2008, we have approximately $935,000 of total unrecognized compensation cost related to unvested options, of which $382,000 is expected to be recognized in 2009, $319,000 in 2010, and $234,000 in 2011.

NOTE 4
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

Employment Options
During October 1997, Dr. Centofanti, our current Chairman of the Board, President and Chief Executive Officer, entered into an Employment Agreement, which expired in October 2000 and provided for, the issuance of Non-qualified Stock Options (“Non-qualified Stock Options”).  The Non-qualified Stock Options provide Dr. Centofanti with the right to purchase an aggregate of 300,000 shares of Common Stock as follows: (i) after one year 100,000 shares of Common Stock at a price of $2.25 per share, (ii) after two years 100,000 shares of Common Stock at a price of $2.50 per share, and (iii) after three years 100,000 shares of Common Stock at a price of $3.00 per share.  The 300,000 Non-qualified Stock Options expired and were forfeited in October 2007.

Stock Option Plans
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

Effective December 12, 1993, we adopted the 1992 Outside Directors Stock Option Plan, pursuant to which options to purchase an aggregate of 100,000 shares of Common Stock had been authorized.  This plan provides for the grant of options to purchase up to 5,000 shares of Common Stock for each of our outside directors upon initial election and each re-election.  The plan also provides for the grant of additional options to purchase up to 10,000 shares of Common Stock on the foregoing terms to each outside director upon initial election to the Board.  The options have an exercise price equal to the closing trading price, or, if not available, the fair market value of the Common Stock on the date of grant.  As amended and approved at the December 1996 Annual Meeting, the plan provided that each eligible director shall receive, at such eligible director’s option, either 65% or 100% of the fee payable to such director for services rendered to us as a member of the Board in Common Stock.  The number of shares of our Common Stock issuable to the eligible director shall be determined by valuing our Common Stock at 75% of its fair market value as defined by the Outside Directors Plan.  As amended and approved at the May 1998 Annual Meeting, the Plan authorized 500,000 shares to be issued under the Plan.  On December 12, 2003, the plan expired.  No new options will be issued under this plan, but the options issued under the Plan prior to the expiration date will remain in effect until their respective maturity dates.

Effective July 29, 2003, we adopted the 2003 Outside Directors Stock Plan, which was approved by our stockholders at the Annual Meeting of Stockholders on such date.  A maximum of 1,000,000 shares of our Common Stock are authorized for issuance under this plan.  The plan provides for the grant of an option to purchase up to 30,000 shares of Common Stock for each outside director upon initial election to the Board of Directors, and the grant of an option to purchase up to 12,000 shares of Common Stock upon each reelection.  The options granted generally have vesting period of six months from the date of grant, with exercise price equal to the closing trade price on the date prior to grant date.  The plan also provides for the issuance to each outside director a number of shares of Common Stock in lieu of 65% or 100% of the fee payable to the eligible director for services rendered as a member of the Board of Directors.  The number of shares issued is determined at 75% of the market value as defined in the plan.  During the annual meeting held on August 5, 2008, the stockholders approved the First Amendment to our 2003 Outside Director Stock Plan which increased from 1,000,000 to 2,000,000 the number of shares reserved for issuance under the plan.

Effective July 28, 2004, we adopted the 2004 Stock Option Plan, which was approved by our stockholders at the Annual Meeting of Stockholders on such date.  The plan provides for the grants of options to selected officers and employees, including any employee who is also a member of the Board of Directors of the Company.  A maximum of 2,000,000 shares of our Common Stock are authorized for issuance under this plan in the form of either incentive or non-qualified stock options.  The option grants under the plan are exercisable for a period of up to 10 years from the date of grant at an exercise price of not less than market price of the Common Stock at grant date.

Effective on January 1, 2006, we began accounting for employee and director stock options pursuant to SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pursuant to our adoption of SFAS 123R we began recognizing compensation expense for all unvested stock options.  Prior to adopting

SFAS 123R we applied APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for options issued to employees and directors.  Accordingly, prior to 2006, no compensation cost was recognized for options granted to employees and directors at exercise prices, which equaled or exceeded the market price of our Common Stock at the date of grant.  Pursuant to the standards in SFAS 123R and our belief that it is in the best interest of our stockholders to reduce future compensation expense, in July 2005 we accelerated the vesting of all unvested employee stock options outstanding at that date.  As of December 31, 2008, we have 1,303,500 unvested options outstanding.  See “Note 3 – Shared Based Compensation” for further discussion on SFAS 123R.

During 2008, we issued 111,179 shares of our Common Stock upon exercise of 106,179 employee stock options, at exercise prices ranging from $1.25 to $1.86 and 5,000 director stock options, at an exercise price of $1.75.  Total proceeds received during 2008 related to option exercises totaled approximately $184,000.  During 2007, we issued 234,927 shares of our Common Stock upon exercise of 237,225 employee stock options, at exercise prices from $1.25 to $2.19 per share.  An optionee surrendered 2,298 shares of personally held Common Stock of the Company as payment for the exercise of the 4,000 options.  Total proceeds received during 2007 for option exercises totaled approximately $418,000.  We issued 433,500 shares of our Common Stock upon exercise of 433,500 employee options in 2006, resulting in total proceeds of approximately $575,000.

Summary of the status of options under the plans as of December 31, 2008, 2007, and 2006 and changes during the years ending on those dates is presented below:

	2008			2007			2006
	Shares	Weighted Average Exercise Price	Intrinsic Value (a)	Shares	Weighted Average Exercise Price	Intrinsic Value (a)	Shares	Weighted Average Exercise Price	Intrinsic Value (a)
Performance Equity Plan:
Balance at beginning of year	9,000	$1.25		12,000	$1.25		27,000	$1.16
Exercised	(4,000)	1.25	$5,300	(3,000)	1.25	$5,470	(14,000)	1.07	$12,940
Forfeited	(5,000)	1.25		—	—		(1,000)	1.25
Balance at end of year	—	—	$—	9,000	1.25	$10,980	12,000	1.25	$12,840
Options exercisable at year end	—	—		9,000	1.25		12,000	1.25
Non-qualified Stock Option Plan:
Balance at beginning of year	1,174,859	$1.85		1,297,750	$1.85		1,989,250	$1.78
Granted	—	—		—	—		—	—
Exercised	(60,511)	1.54	$60,352	(119,391)	1.91	$112,546	(419,500)	1.34	$287,328
Forfeited	(29,500)	1.91		(3,500)	1.72		(272,000)	2.13
Balance at end of year	1,084,848	1.86	$—	1,174,859	1.85	$731,441	1,297,750	1.85	$606,720
Options exercisable at year end	1,084,848	1.86		1,174,859	1.85		1,297,750	1.85
1992 Outside Directors Stock Plan:
Balance at beginning of year	150,000	$2.04		165,000	$2.05		200,000	$2.00
Granted	—	—		—	—		—	—
Exercised	(5,000)	1.75	$3,450	—	—	$—	—	—	$—
Forfeited	(10,000)	1.75		(15,000)	2.13		(35,000)	1.75
Balance at end of year	135,000	2.08	$468	150,000	2.04	$78,680	165,000	2.05	$69,006
Options exercisable at year end	135,000	2.08		150,000	2.04		165,000	2.05
2003 Outside Directors Stock Plan:
Balance at beginning of year	426,000	$2.18		324,000	$1.94		234,000	$1.85
Granted	84,000	2.34		102,000	2.95		90,000	2.15
Balance at end of year	510,000	2.21	$—	426,000	2.18	$172,800	324,000	1.94	$124,200
Options exercisable at year end	426,000	2.18		324,000	1.94		234,000	1.85
2004 Stock Option Plan:
Balance at beginning of year	830,167	$1.84		1,018,000	$1.82		96,500	$1.44
Granted	1,083,000	1.93		—	—		978,000	1.86
Exercised	(41,668)	1.85	$26,000	(114,834)	1.68	$134,901	—	—	$—
Forfeited	(184,000)	2.05		(72,999)	1.86		(56,500)	1.77
Balance at end of year	1,687,499	2.08	$—	830,167	1.84	$522,819	1,018,000	1.82	$504,980
Options exercisable at year end	467,999	1.83		272,833	1.80		85,000	1.44

(a) Represents the difference between the market price at the date of exercise or the end of the year, as applicable, and the exercise price.

The summary of the Company’s total Plans as of December 31, 2008, and changes during the period then ended are presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding January 1, 2008	2,590,026	$1.91
Granted	1,167,000	1.96
Exercised	(111,179)	1.66		$95,102
Forfeited	(228,500)	2.00
Options outstanding End of Period (1)	3,417,347	2.03	4.4	$468
Options Exercisable at December 31, 2008 (1)	2,113,847	$1.94	3.7	$468
Options Vested and expected to be vested at December 31, 2008	3,358,356	$2.03	4.4	$468

(1) Option with exercise price ranging from $1.22 to $2.98

Shares Reserved
At December 31, 2008, we have reserved approximately 3,417,347 shares of Common Stock for future issuance under all of the above option arrangements.

Warrants
We have issued various Warrants pursuant to acquisitions, private placements, debt and debt conversion and to facilitate certain financing arrangements.  The Warrants principally are for a term of three to five years and entitle the holder to purchase one share of Common Stock for each warrant at the stated exercise price.

We issued no warrants in 2008, 2007, and 2006.  As of December 31, 2008, we had no outstanding warrants for the purchase of our Common Stock.  During 2008, we received the remaining $25,000 from repayment of stock subscription resulting from exercise of warrants to purchase 60,000 shares of our Common Stock on a loan by the Company at an arms length basis in 2006. During 2007, we issued 563,633 shares of Common Stock upon exercise of 1,281,731 warrants on a cashless basis, resulting in the surrendering of the remaining 718,098 warrants.  In addition, 1,775,638 warrants expired in 2007.  We received $54,000 from repayment of stock subscription resulting from exercise of warrants to purchase 60,000 shares of our Common Stock on loan by the Company at an arms length basis in 2006.  During 2006, a total of 6,673,290 shares of Common Stock were issued upon the exercise of 6,904,149 warrants, both on a cash and cashless basis and on a loan by the Company on an arms length basis.  We received proceeds of $11,460,000 for the exercises, and 306,262 warrants expired.

Put Options
In 2001, we entered into an Option Agreement with Associated Mezzanine Investors (“AMI”) and Bridge East Capital, L.P. (“BEC”), dated July 31, 2001 (the "Option Agreement").  Pursuant to the Option Agreement, we granted each purchaser an irrevocable option requiring us to purchase any of the Warrants or the shares of Common Stock issuable under the Warrants (the "Warrant Shares") then held by the purchaser (the "Put Option").  The Put Option could be exercised at any time commencing July 31, 2004, and ending July 31, 2008.  In addition, each purchaser granted to us an irrevocable option to purchase all the Warrants or the Warrant Shares then held by the purchaser (the "Call Option").  The Call Option could be exercised at any time commencing July 31, 2005, and ending July 31, 2008. The purchase price under the Put Option and the Call Option was based on the quotient obtained by dividing (a) the sum of six times our consolidated EBITDA for the period of the 12 most recent consecutive months minus Net Debt plus the Warrant Proceeds by (b) our Diluted Shares (as the terms EBITDA, Net Debt, Warrant Proceeds, and Diluted Shares are defined in the Option Agreement).  On November 8, 2007, BEC exercised the 569,658 Warrants on a cashless basis, resulting in issuance of 273,321 shares of Common Stock and on December 31,

2007, AMI exercised the 712,073 Warrants on a cashless basis, resulting in issuance of 290,312 shares of Common Stock, with the remaining warrants forfeited.  At December 31, 2006 and for the life of the Put Option to the warrant exercise date, this instrument has been measured regularly to have no value and thus no liability has been recorded.   As result of the exercises by BEC and AMI, the Company has no further obligations under the “Option Agreement”.

NOTE 5
GOODWILL AND OTHER INTANGIBLE ASSETS
The following table is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2006, 2007, and 2008.  As a result of the acquisition of the PFNWR facility within our Nuclear Segment on June 13, 2007, we recorded $7,716,000 in goodwill within our Nuclear Segment in 2007.  In 2008, we recorded an additional $1,777,000 in goodwill related to the acquisition of PFNWR as we finalized the allocation of the purchase price to the net assets acquired in this acquisition in the second quarter of 2008.  In the fourth quarter of 2008, we determined that we had not appropriately recorded purchased unbilled receivables.  Accordingly, we recorded an adjustment in the fourth quarter of 2008 to correct goodwill and unbilled receivables related to the PFNWR acquisition.  This correction increased goodwill and decreased unbilled receivable by $497,000.  We did not amend our prior financial statements as this correction was not considered material to the Consolidated Balance Sheet and had no impact on our Consolidated Statement of Operations, loss per share, accumulated deficit or our cash flows.  We had no goodwill for our Industrial Segment since December 31, 2005.  (See “Note 6” below for finalized goodwill recorded as result of the acquisition of PFNWR facility).

Goodwill (amounts in thousands)	Nuclear Segment	Engineering Segment	Total
Balance as of December 31, 2005 and 2006	$—	$1,330	$1,330
Goodwill Recorded as Result of Acquisition	7,716	¾	7,716
Balance as of December 31, 2007	$7,716	$1,330	$9,046
Additional Goodwill Recorded as Result of Acquisition	2,274	¾	2,274
Balance as of December 31, 2008	$9,990	$1,330	$11,320

The following table is a summary of changes in the carrying amount of permits for the years ended December 31, 2006, 2007, and 2008.   We recorded $4,500,000 in permit costs within our Nuclear Segment as result of the acquisition of our PFNWR facility on June 13, 2007 (See “Note 6” below for permit recorded as result of the acquisition of PFNWR facility).  Our Engineering Segment has been excluded as it has no permits recorded.

Permit (amount in thousands)	Nuclear Segment	Industrial Segment	Total
Balance as of December 31, 2005	$10,819	$1,190	$12,009
Permits in progress	206	¾	206
Balance as of December 31, 2006	11,025	1,190	12,215
Permits in progress	111	¾	111
Acquired Permit as Result of Acquisition	4,500	¾	4,500
Balance as of December 31, 2007	15,636	1,190	16,826
Permits in progress	299	¾	299
Balance as of December 31, 2008	$15,935	$1,190	$17,125

NOTE 6
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

Under the terms of the Merger Agreement, the purchase price paid by the Company in connection with the acquisition was approximately $17,299,000, consisting of as follows:

(a)
$2,300,000 in cash at closing of the merger, with $1,500,000 payable to unaccredited shareholders and $800,000 payable to shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”).

(b)	Also payable only to the shareholders of Nuvotec that qualified as accredited investors:

·
$2,500,000, payable over a four year period, unsecured and nonnegotiable and bearing an annual rate of interest of 8.25%, with (i) accrued interest only payable on June 30, 2008, (ii) $833,333.33, plus accrued and unpaid interest, payable on June 30, 2009, (iii) $833,333.33, plus accrued and unpaid interest, payable on June 30, 2010, and (iv) the remaining unpaid principal balance, plus accrued and unpaid interest, payable on June 30, 2011 (collectively, the “Installment Payments”).  The Installment Payments may be prepaid at any time by Perma-Fix without penalty; and

·
709,207 shares of Perma-Fix common stock, which were issued on July 23, 2007, with such number of shares determined by dividing $2,000,000 by 95% of average of the closing price of the common stock as quoted on the NASDAQ during the 20 trading days period ending five business days prior to the closing of the merger. The value of these shares on June 13, 2007 was approximately $2,165,000, which was determined by the average closing price of the common stock as quoted on the NASDAQ four days prior to and following the completion date of the acquisition, which was June 13, 2007.

(c)
The assumption of $9,412,000 of debt, $8,900,000 of which was payable to KeyBank National Association which represents debt owed by PFNW under a credit facility. As part of the closing, the Company paid down $5,412,000 of this debt resulting in debt remaining of $4,000,000.

(d)           Transaction costs totaling approximately $922,000.

In addition to the above, the agreement contains a contingency of an earn-out amount not to exceed $4,400,000 over a four year period (“Earn-Out Amount”).  The earn-out amounts will be earned if certain annual revenue targets are met by the Company’s consolidated Nuclear Segment.  The first $1,000,000 of the earn-out amount, when earned, will be placed in an escrow account to satisfy certain indemnification obligations under the Merger Agreement of Nuvotec, PEcoS, and the shareholders of Nuvotec to Perma-Fix that are identified by Perma-Fix within the escrow period as provided in the Merger Agreement.  The earn-out amount, if and when paid, will increase goodwill.

The EPA alleged that prior to the date that we acquired the PEcoS facility in June 2007, the PEcoS facility was in violation of certain regulatory provisions relating to the facility’s handling of certain hazardous waste and PCB waste.  During May 2008, the EPA advised the facility as to these alleged violations that a total penalty of $317,500 is appropriate to settle the alleged violations.  The $317,500 was recorded as a liability in the purchase acquisition of Nuvotec and its wholly owned subsidiary, PEcoS.  On September 26, 2008, PFNWR entered into a consent agreement with the EPA to resolve the allegations and to pay a penalty amount of $304,500.  Under the consent agreement, PFNWR neither admits nor denies the specific EPA allegations.  We may claim reimbursement of the penalty, plus out of pocket expenses, paid or to be paid by us in connection with this matter from the escrow account as discussed above.  As of the date of this report, we have not been required to pay any earn-out to the former shareholders of Nuvotec or deposit any amount into the escrow account pursuant to the agreement.  Irrespective of the fact no amounts have been deposited into the escrow account, the former shareholders of Nuvotec (including Mr. Ferguson, a member of our Board of Directors) have paid $152,250 of the $304,500 penalty in satisfaction of their obligation under the indemnity provision in connection with the settlement with the EPA.  Under the agreement between the Company and the former shareholders of Nuvotec, the $152,250 penalty paid by the former shareholders of Nuvotec can be recouped by the Nuvotec shareholder by adding it to the potential $4,400,000 earn-out payment.  The $152,250 can only be recouped if the $4,400,000 has been entirely earned.  The $304,500 was paid to the EPA on November 18, 2008.

The acquisition was accounted for using the purchase method of accounting, pursuant to SFAS 141, “Business Combinations”. The consideration for the acquisition was attributed to net assets on the basis of the fair value of assets acquired and liabilities assumed as of June 13, 2007.  The results of operations after June 13, 2007 have been included in the consolidated financial statements. In the second quarter of 2008, the Company finalized the allocation of the purchse price to the net asset acquired in this acquisition.  The excess of the cost of the acquisition over the estimated fair value of the net tangible assets and intangible assets on the acquisition date, which amounted to approximately $9,493,000, was allocated to goodwill.  In the fourth quarter of 2008, we determined that we had not appropriately recorded purchased unbilled receivables.  Accordingly, we recorded an adjustment in the fourth quarter of 2008 to correct goodwill and unbilled receivables related to the PFNWR acquisition.  This correction increased goodwill and decreased unbilled receivable by $497,000.  We did not amend our prior financial statements as this correction was not considered material to the Consolidated Balance Sheet and had no impact on our Consolidated Statement of Operations, loss per share, accumulated deficit or our cash flows.  The total goodwill recorded for this acquisition totaled $9,990,000, which is not amortized but subject to an annual impairment test.  The following table summarized the final purchase price to the net assets acquired in this acquisition.

(Amounts in thousands)
Cash	$2,300
Assumed debt	9,412
Installment payments	2,500
Common Stock of the Company	2,165
Transaction costs	922
Total consideration	$17,299

The following table presents the allocation of the final acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed based on their estimated fair values:

(Amounts in thousands)

Current assets (including cash acquired of $249)	$2,400
Property, plant and equipment	14,978
Permits	4,500
Goodwill	9,990
Total assets acquired	31,868
Current liabilities	(10,801)
Non-current liabilties	(3,768)
Total liabilities assumed	(14,569)

Net assets acquired	$17,299

NOTE 7
CHANGES TO PLAN OF SALE AND ASSET IMPAIRMENT CHARGES (RECOVERY)
On May 18, 2007, our Board of Directors authorized the divestiture of our Industrial Segment.  On September 26, 2008, our Board of Directors approved retaining our Industrial Segment facilities/operations PFFL, PFSG, and PFO.  This subsequent decision to retain operations at PFFL, PFSG, and PFO within our Industrial Segment is based on our belief that these operations are self-sufficient, which should allow senior management the freedom to focus on growing our nuclear operations, while benefiting from the cash flow and growth prospects of these three facilities and the fact that we were unable in the current economic climate to obtain the values for these companies that we believe they are worth.

In May 2007, our Industrial Segment met the held for sale criteria under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and therefore, certain assets and liabilities of the Industrial Segment were classified as discontinued operations in the Consolidated Balance Sheets, and we ceased depreciation of these facilities’ long-lived assets classified as held for sale.  In accordance with SFAS No. 144, the long-lived assets were written down to fair value less anticipated selling costs and we recorded $4,531,000 in impairment charges which were included in “loss from discontinued operations, net of taxes” on our Consolidated Statement of Operations for the year ended December 31, 2007.

As a result of our Board of Directors approving the retention of our PFFL, PFO, and PFSG facilities/operations in the third quarter of 2008, we restated the condensed consolidated financial statements for all periods presented to reflect the reclassification of these three facilities/operations back into our continuing operations.  During the third quarter of 2008, we classified one of the two properties at PFO as “net property and equipment held for sale” within our continued operations in the Consolidated Balance Sheets in accordance to SFAS No. 144.  We evaluated the fair value of PFO’s assets and as a result, recorded a credit of $507,000 related to the recovery of previous impairment charges for PFO, which is included in “Asset Impairment Recovery” on the Consolidated Statements of Operations for the year ended December 31, 2008.  We sold the property at PFO for $900,000 in cash on December 23, 2008 and recognized a gain of $483,000 from the sale of this property.  We do not expect any impact or reduction to PFO’s operating capability from the sale of the property at PFO.

As the long-lived assets for PFFL, PFSG, and PFO (except for the property at PFO classified as held for sale) facilities no longer met the held for sale criteria under SFAS No. 144 in the third quarter of 2008, long-lived assets for these facilities were reported individually at the lower of their respective carrying amount before they were initially classified as held for sale, adjusted for any depreciation expense that would have been recognized had these assets been continuously classified as held and used or the fair value at the date of the subsequent decision not to sell.  As a result of our decision to retain PFFL, PFSG, and PFO facilities/operations, we incurred incremental depreciation expense of approximately $372,000, which is included in our Consolidated Statements of Operations for the year ended December 31, 2008.

NOTE 8
DISCONTINUED OPERATIONS AND DIVESTITURES
Our discontinued operations encompass our PFMD, PFD, and PFTS facilities within our Industrial Segment as well as two previously shut down locations, PFP and PFMI, two facilities which were approved as discontinued operations by our Board of Directors effective November 8, 2005, and October 4, 2004, respectively.  As discussed in “Note 1 – Description of Business and Basis of Presentation”, in May 2007, PFMD, PFD, and PFTS met the held for sale criteria under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and therefore, certain assets and liabilities of these facilities were classified as discontinued operations in the Consolidated Balance Sheet, and we ceased depreciation of these facilities’ long-lived assets classified as held for sale in May 2007.  In accordance with SFAS No. 144, the long-lived assets for these facilities were written down to fair value less anticipated selling costs.  We recorded $4,531,000 in impairment charges for PFD and PFTS, all of which were included in “loss from discontinued operations, net of taxes” on our Consolidated Statement of Operations for the year ended December 31, 2007.  The results of operations and cash flows of the aforementioned facilities have been reported in the Consolidated Financial Statements as discontinued operations for all periods presented.

On January 8, 2008, we sold substantially all of the assets of PFMD within our Industrial Segment, pursuant to the terms of an Asset Purchase Agreement, dated January 8, 2008.  In consideration for such assets, the buyer paid us $3,811,000 (purchase price of $3,825,000 less closing costs) in cash at the closing and assumed certain liabilities of PFMD.  The cash consideration is subject to certain working capital adjustments during 2008.  Pursuant to the terms of our credit facility, $1,400,000 of the proceeds received was used to pay down our term loan, with the remaining funds used to pay down our revolver.  As of December 31, 2008, we have sold $3,100,000 of PFMD’s assets, which excludes approximately $10,000 of restricted cash.  The buyer assumed liabilities in the amount of approximately $1,108,000.  As of December 31, 2008, expenses relating to the sale of PFMD totaled approximately $132,000, of which $1,000 remains to be paid.  As of December 31, 2008, the gain on the sale of PFMD totaled approximately $1,786,000 (net of taxes of $71,000), which includes a final working capital adjustment of $170,000 we received from the buyer in the fourth quarter of 2008. The gain is recorded separately on the Consolidated Statement of Operations as “Gain on disposal of discontinued operations, net of taxes”.

On March 14, 2008, we completed the sale of substantially all of the assets of PFD within our Industrial Segment, pursuant to the terms of an Asset Purchase Agreement, dated March 14, 2008, for approximately $2,143,000 in cash, subject to certain working capital adjustments after the closing, plus the assumption by the buyer of certain of PFD’s liabilities and obligations.  We received cash of approximately $2,139,000 at closing, which was net of certain closing costs.  The proceeds received were used to pay down our term loan.  As of December 31, 2008, we sold approximately $3,103,000 of PFD’s assets.  The buyer assumed liabilities in the amount of approximately $1,635,000.  As of December 31, 2008, expenses relating to the sale of PFD totaled approximately $206,000, of which all have been paid.  As of December 31, 2008, our gain on the sale of PFD totaled approximately $256,000, net of taxes of $0, which includes a final working capital adjustment of approximately $209,000 paid to the buyer in the second quarter of 2008.  The gain is recorded separately on the Consolidated Statement of Operations as “Gain on disposal of discontinued operations, net of taxes”.

On May 30, 2008, we completed sale of substantially all of the assets of PFTS within our Industrial Segment, pursuant to the terms of an Asset Purchase Agreement, dated May 14, 2008 as amended by a First Amendment dated May 30, 2008.  In consideration for such assets, the buyer paid us $1,468,000 (purchase price of $1,503,000 less certain closing/settlement costs) in cash at closing and assumed certain liabilities of PFTS.  The cash consideration is subject to certain working capital adjustments after closing.  Pursuant to the terms of our credit facility, the proceeds received were used to pay down our term loan with the remaining funds used to pay down our revolver.  As of December 31, 2008, we had sold approximately

$1,861,000 of PFTS’s assets.  The buyer assumed liabilities in the amount of approximately $996,000.  As of December 31, 2008, expenses relating to the sale of PFTS totaled approximately $186,000, of which approximately $13,000 remains to be paid.  As of December 31, 2008, our gain on the sale of PFTS totaled approximately $281,000, net of taxes of $0, which includes a $135,000 final working capital adjustment paid to the buyer in July 2008.  The gain is recorded separately on the Consolidated Statement of Operations as “Gain on disposal of discontinued operations, net of taxes”.

The following table summarizes the results of discontinued operations for the years ended December 31, 2008, 2007, and 2006.  The gains on disposals of discontinued operations, net of taxes, as mentioned above, are reported separately on our Consolidated Statements of Operations as “Gain on disposal of discontinued operations, net of taxes”.  The operating results of discontinued operations are included in our Consolidated Statements of Operations as part of our “Loss from discontinued operations, net of taxes”.

	For The Year Ended December 31,
(Amounts in Thousands)	2008	2007	2006

Net revenues	$3,195	$19,965	$19,724
Interest expense	(121)	(194)	(165)
Operating (loss) income from discontinued operations (1)	(1,332)	(6,830)	(711)
Gain on disposal of discontinued operations (2)	2,323	—	—
Income (loss) from discontinued operations	991	(6,830)	(711)

(1) Net of taxes of $0 for each of the year ended December 31.

(2) Net of taxes of $71,000 for year ended December 31, 2008.

Assets related to discontinued operations total $761,000 and $8,626,000 as of December 31, 2008, and 2007, respectively, and liabilities related to discontinued operations total $2,994,000 and $9,037,000 as of December 31, 2008 and 2007, respectively.

The following table presents the Industrial Segment’s major classes of assets and liabilities of discontinued operations that are classified as held for sale as of December 31, 2008 and 2007.  The held for sale asset and liabilities balances as of December 31, 2008 may differ from the respective balances at closing:

	December 31,	December 31,
(Amounts in Thousands)	2008	2007

Account receivable, net (1)	$—	$2,828
Inventories	—	313
Other assets	22	1,533
Property, plant and equipment, net (2)	651	3,942
Total assets held for sale	$673	$8,616
Account payable	$—	$1,707
Deferred revenue	—	7
Accrued expenses and other liabilities	5	3,595
Note payable	—	604
Environmental liabilities	—	428
Total liabilities held for sale	$5	$6,341

(1) net of allowance for doubtful accounts of $0, and $204,000 as of December 31, 2008 and 2007, respectively.
(2) net of accumulated depreciation of $13,000 and $9,292,000 as of December 31, 2008 and 2007, respectively.

The following table presents the Industrial Segment’s major classes of assets and liabilities of discontinued operations that are not held for sale as of December 31, 2008 and 2007:

	December 31,	December 31,
(Amounts in Thousands)	2008	2007

Other assets	$88	$10
Total assets of discontinued operations	$88	$10
Account payable	$15	$144
Accrued expenses and other liabilities	1,947	1,287
Deferred revenue	—	—
Environmental liabilities	1,027	1,265
Total liabilities of discontinued operations	$2,989	$2,696

The Industrial Segment includes two previously shut-down facilities which were presented as discontinued operations in prior years.  These facilities include Perma-Fix of Pittsburgh (PFP) and Perma-Fix of Michigan (PFMI).  Our decision to discontinue operations at PFP was due to our reevaluation of the facility and our inability to achieve profitability at the facility.  During February 2006, we completed the remediation of the leased property and the equipment at PFP, and released the property back to the owner.  Our decision to discontinue operations at PFMI was principally a result of two fires that significantly disrupted operations at the facility in 2003, and the facility’s continued drain on the financial resources of our Industrial Segment.  As a result of the discontinued operations at the PFMI facility, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006.  In September 2006, PFMI signed a Corrective Action Consent Order with the State of Michigan, requiring performance of studies and development and execution of plans related to the potential clean-up of soils in portions of the property.  The level and cost of the clean-up and remediation are determined by state mandated requirements.  Upon discontinuation of operations in 2004, we engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs.  Based upon this analysis, we estimated the cost of this environmental closure and remediation liability to be $2,464,000.  During 2006, based on state-mandated criteria, we re-evaluated our required activities to close and remediate the facility, and during the quarter ended June 30, 2006, we began implementing the modified methodology to remediate the facility.  As a result of the reevaluation and the change in methodology, we reduced the accrual by $1,182,000.  We have spent approximately $745,000 for closure costs since September 30, 2004, of which $26,000 was spent during 2008 and $81,000 was spent during 2007.  In the 4th quarter of 2007, we reduced our reserve by $9,000 as a result of our reassessment of the cost of remediation.  We have $538,000 accrued for the closure, as of December 31, 2008, and we anticipate spending $425,000 in 2009 with the remainder over the next six years.  Based on the current status of the Corrective Action, we believe that the remaining reserve is adequate to cover the liability.

As of December 31, 2008, PFMI has a pension payable of $1,129,000.  The pension plan withdrawal liability is a result of the termination of the union employees of PFMI.  The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST.  The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period.  This obligation is recorded as a long-term liability, with a current portion of $181,000 that we expect to pay over the next year.

NOTE 9
PREFERRED STOCK ISSUANCE AND CONVERSION

Series B Preferred Stock
As partial consideration of the M&EC Acquisition, M&EC issued shares of its Series B Preferred Stock to stockholders of M&EC having a stated value of approximately $1,285,000. No other shares of M&EC's Series B Preferred Stock are outstanding.  The Series B Preferred Stock is non-voting and non-convertible, has a $1.00 liquidation preference per share and may be redeemed at the option of M&EC at any time after one year from the date of issuance for the per share price of $1.00.  Following the first 12 months after the original issuance of the Series B Preferred Stock, the holders of the Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of M&EC out of legally available funds, dividends at the rate of 5% per year per share applied to the amount of $1.00 per share, which shall be fully cumulative.  We began accruing dividends for the Series B Preferred Stock in July 2002, and have accrued a total of approximately $419,000 since July 2002, of which $64,000 was accrued in each of the years ended December 31, 2003 to 2008.

NOTE 10
LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2008 and 2007:

(Amounts in Thousands)	December 31, 2008	December 31, 2007
Revolving Credit facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at prime rate plus ½%
(4.5% at December 31, 2008), balance due in July 2012. Weighted	$6,516	$6,851
average interest rate on year end balances are 5.7% and 8.7%, respectively
Term Loan dated December 22, 2000, payable in equal monthly
installments of principal of $83, balance due in July 2012, variable
interest paid monthly at prime rate plus 1% (5.0% at December 31, 2008).	6,667	4,500
Promissory Note dated June 25, 2001, payable in semiannual installments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable law rate determined under the IRS
Code Section (8.0% on December 31, 2008) and is payable in one lump
sum at the end of installment period.	¾	635
Promissory Note dated June 25, 2007, payable in monthly installments of principal of $160 starting July 2007 and $173 starting July 2008, variable interest paid monthly at prime rate plus 1.125%
(5.125% at December 31, 2008)	¾	3,039
Installment Agreement in the Agreement and Plan of Merger with
Nuvotec and PEcoS, dated April 27, 2007, payable in three equal yearly installment of principal of $833 beginning June 2009. Interest accrues at annual rate of 8.25% on outstanding principal balance starting
June 2007 and payable yearly starting June 2008	2,500	2,500
Installment Agreement dated June 25, 2001, payable in semiannual installments on June 30 and December 31 through December 31, 2008, variable interest accrues at the applicable law rate determined under the
Internal Revenue Code Section (8.0% on December 31, 2008)
and is payable in one lump sum at the end of installment period.	¾	153
Various capital lease and promissory note obligations, payable 2009 to
2013, interest at rates ranging from 5.0% to 12.6%.	520	1,158
	16,203	18,836
Less current portion of long-term debt	2,022	15,352
Less long-term debt related to assets held for sale	¾	604
	$14,181	$2,880

Revolving Credit and Term Loan Agreement
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement (“Agreement”) with PNC Bank, National Association, a national banking association (“PNC”) acting as agent (“Agent”) for lenders, and as issuing bank.  The Agreement initially provided for a term loan (“Term Loan”) in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005.  The Agreement also provided for a revolving line of credit (“Revolving Credit”) with a maximum principal amount outstanding at any one time of $18,000,000, as amended.  The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary.  Our revolving credit and term loan are collateralized by substantially all of the assets of the Company, excluding the assets of PFNWR.  As of December 31, 2008, the excess availability under our revolving credit was $5,394,000 based on our eligible receivables.

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

On July 18, 2007, we entered into Amendment No. 7 with PNC, which extended the due date of the $25,000,000 credit facility entered into on December 22, 2000 from May 31, 2008 to August 29, 2008.  Pursuant to the term of the Amendment, we may terminate the agreement upon 60 days’ prior written notice upon payment in full of the obligation.

On November 2, 2007, we entered into Amendment No. 8 with PNC, which extended the due date of the $25,000,000 credit facility from August 29, 2008 to November 27, 2008.  Pursuant to the term of the Amendment, we may terminate the agreement upon 60 days’ prior written notice upon payment in full of the obligation.

On December 18, 2007, we entered into Amendment No. 9 with PNC, which entitled the Company to pay off the collateralized property sold from the sales proceeds upon the sale of each of the Industrial Segment facility, with any remaining proceeds to be used to pay off the term note and the revolver in such order.  As a condition of the amendment, we paid a $10,000 fee to PNC.

On March 26, 2008, we entered into Amendment No. 10 with PNC, which extended the due date of the $25,000,000 credit facility from November 27, 2008 to September 30, 2009.  This amendment also waived the Company’s violation of the fixed charge coverage ratio as of December 31, 2007 and revised and modified the method of calculating the fixed charge coverage ratio covenant contained in the loan agreement in each quarter of 2008.  Pursuant to the amendment, we may terminate the agreement upon 60 days’ prior written notice upon payment in full of the obligation.  As a condition to this amendment, we paid PNC a fee of $25,000.

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

On August 4, 2008, we entered into Amendment No. 12 with PNC.  Pursuant to Amendment No. 12, PNC renewed and extended our credit facility by increasing our term loan back up to $7,000,000 from the principal outstanding balance of $0, with the revolving line of credit remaining at $18,000,000.  Under

Amendment No. 12, the due date of the $25,000,000 credit facility is extended through July 31, 2012.  The Term Loan continues to be payable in monthly installments of approximately $83,000, plus accrued interest, with the remaining unpaid principal balance and accrued interest, payable by July 31, 2012.  Pursuant to the Amendment No. 12, we may terminate the agreement upon 90 days’ prior written notice upon payment in full of the obligation.  We agreed to pay PNC 1% of the total financing in the event we pay off our obligations on or prior to August 4, 2009 and 1/2% of the total financing if we pay off our obligations on or after August 5, 2009, but prior to August 4, 2010.  No early termination fee shall apply if we pay off our obligation after August 5, 2010.  As part of Amendment No. 12, we agreed to grant mortgages to PNC as to certain of our facilities not previously granted to PNC under the Agreement.  Amendment No. 12 also terminated the $2,000,000 of availability pursuant to Amendment No. 11 noted above in its entirety.  All other terms and conditions to the credit facility remain principally unchanged.  The $7,000,000 in loan proceeds was used to reduce our revolver balance and our current liabilities.  As a condition of Amendment No. 12, we agreed to pay PNC a fee of $120,000.

Promissory Notes and Installment Agreements
In connection with our acquisition of M&EC, M&EC issued a promissory note in the principal amount of $3,700,000, together with interest at an annual rate equal to the applicable law rate pursuant to Section 6621 of the Internal Revenue Code, to Performance Development Corporation (“PDC”), dated June 25, 2001, for monies advanced to M&EC by PDC and certain services performed by PDC on behalf of M&EC prior to our acquisition of M&EC.  The principal amount of the promissory note was payable over eight years on a semiannual basis on June 30 and December 31, with a final principal payment to be made by December 31, 2008.  All accrued and unpaid interest on the promissory note was payable in one lump sum on December 31, 2008.  PDC directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC’s obligations to the IRS.  On December 29, 2008, M&EC and PDC entered into an amendment to the promissory note, whereby the outstanding principal and accrued interest due under the promissory note totaling approximately $3,066,000 is to be paid in the following installments:  $500,000 payment to be made by December 31, 2008 and five monthly payment of $100,000 to be made starting January 27, 2009, with the balance consisting of accrued and unpaid interest due on June 30, 2009.  We made the $500,000 payment on December 31, 2008.  Interest is to continue to accrue at the applicable law rate pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986, as amended.  We have been directed by PDC to make all payments under the promissory note, as amended, directly to the IRS to be applied to PDC’s obligations under its obligations with the IRS.  As of December 31, 2008, and after payment of the $500,000 installment, the outstanding balance due under the promissory note to PDC, as amended, was approximately $2,566,000, which consists of interest only.

Additionally, M&EC entered into an installment agreement, effective June 25, 2001, with the IRS for a principal amount of $923,000, plus accrued and unpaid interest, for certain withholding taxes owed by M&EC for periods prior to our acquisition of M&EC.  Although the M&EC installment agreement was payable over eight years, we were advised by the IRS that due to the method that the IRS utilized to apply the previous payments made by us in connection with the PDC promissory note discussed above, the M&EC installment agreement has been paid in full.

In conjunction with our acquisition of Nuvotec (n/k/a Perma-Fix of Northwest, Inc.) and PEcoS (n/k/a Perma-Fix of Northwest Richland, Inc.), (collectively called “PFNWR”) which was completed on June 13, 2007, we entered into a promissory note for a principal amount of $4,000,000 to KeyBank National Association, dated June 13, 2007, which represents debt assumed by us as result of the acquisition.  The promissory note is payable over a two year period with monthly principal repayment of $160,000 starting July 2007 and $173,000 starting July 2008, along with accrued interest.  Interest is accrued at prime rate plus 1.125%.  As of December 31, 2008, we have no outstanding balance on the note.

Additionally, in conjunction with our acquisition of PFNWR, we agreed to pay shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2,500,000, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest is accrued on outstanding principal balance at 8.25% starting in June

2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.  Interest paid as of December 31, 2008 totaled $216,000.  Interest accrued as of December 31, 2008 totaled $103,000.

The aggregate approximate amount of the maturities of long-term debt maturing in future years as of December 31, 2008, is $2,022,000 in 2009; $1,978,000 in 2010; 1,965,000 in 2011; $10,229,000 in 2012, and $9,000 in 2013.

Capital Leases
The following table lists components of the capital leases as of December 31, 2008 (in thousands):

	Captial Leases	Operating Leases
Year ending December 31:
2009	$189	$744
2010	144	609
2011	132	437
2012	46	254
2013	9	53
Later years beyond	―	―
Total Minimum Lease Payments	520	$2,097
Less amount representing interest (effective interest rate of 8.10%)	(67)
Less estimated executory costs	―
Net minimum lease payments	453
Less current installments of obligations under capital leases	189
Obligations under capital leases excluding
current installments	$264

NOTE 11
ACCRUED EXPENSES

Accrued expenses at December 31 include the following (in thousands):

	2008	2007
Salaries and employee benefits	$3,173	$3,478
Accrued sales, property and other tax	519	671
Interest payable	2,722	2,769
Insurance payable	1,553	2,268
Other	929	796
Total accrued expenses	$8,896	$9,982

NOTE 12
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

The closure calculation is increased annually for inflation based on RCRA guidelines, and for any approved changes or expansions to the facility, which may result in either an increase or decrease in the approved closure amount.  If there is a change to the closure estimate, we record this change in the liability and asset, with the asset depreciated in accordance with our depreciation policy.  Annual inflation factor increases are expensed during the current year.  In 2008, due to change in estimate of the costs to close our DSSI and PFNWR facilities based on federal/state regulatory guidelines, we increased our closure accrual by $726,000 and $373,000 for our DSSI and PFNWR facility, respectively.

During 2008, the accrued long-term closure cost increased by $1,240,000 to a total of $10,141,000 as compared to the 2007 total of $8,901,000 for our continuing operations.  This increase is principally a result of normal inflation factor increases as well as changes in estimates to close our DSSI and PFNWR facilities as discussed above.

NOTE 13
ENVIRONMENTAL LIABILITIES

We have four remediation projects, which are currently in progress at certain of our permitted Industrial Segment facilities (two within our discontinued operations, PFD and PFMI) owned and operated by our subsidiaries.  These remediation projects principally entail the removal/remediation of contaminated soil and, in some cases, the remediation of surrounding ground water.  All of the remedial clean-up projects in question were an issue for that facility for years prior to our acquisition of the facility and were recognized pursuant to a business combination and recorded as part of the purchase price allocation to assets acquired and liabilities assumed.  Three of the facilities, (PFD, PFM, and PFSG) are RCRA permitted facilities, and as a result, the remediation activities are closely reviewed and monitored by the applicable state regulators.  Additionally, we recorded environmental liabilities upon acquisition of PFMD and PFP in March 2004, which were not RCRA permitted facilities.  In January 2008, we sold substantially all of the assets of our PFMD facility.  We recognized our best estimate of such environmental liabilities upon the acquisition of these five facilities, as part of the acquisition cost.  In the normal course of our business, the operations will on occasion create a minor environmental remediation issue, which will be evaluated and a corresponding remedial liability recorded. Minor environmental remediation liabilities were recognized and recorded for the PFTS facility during 2004.  In May 2008, we sold substantially all of the assets of our PFTS facility.  As further discussed in the discontinued operations and divestiture footnote, we accrued environmental liabilities for PFMI, one of our two non-operating discontinued operations.  See “Note 8” – “Discontinued Operations and Divestitures”.

At December 31, 2008, we had total accrued environmental remediation liabilities of $1,833,000, which reflects a decrease of $1,040,000 from the December 31, 2007, balance of $2,873,000.  The decrease represents payments of approximately $614,000 on remediation projects, approximately $391,000 in environmental reserve which was assumed by the buyer upon the sale of substantially all of the assets of PFMD in January 2008, and reduction of approximately $35,000 in reserve which we recorded as “gain on disposal of continued operations, net of taxes” in the second quarter of 2008 upon the sale of substantially all of the assets of PFTS in May 2008.  In connection with the sale of substantially all of the assets of PFMD in January 2008, the buyer assumed all obligations and liabilities for environmental conditions at the Maryland facility except for fines, assessments, or judgments to governmental authorities prior to the closing of the transaction or third party tort claims existing prior to the closing of the sale.  The December 31, 2008, current and long-term accrued environmental balance is recorded as follows (in thousands):

	Current	Long-term
	Accrual	Accrual	Total
PFD	$165	$324	$489
PFM	74	201	275
PFSG	112	419	531
PFMI	425	113	538
Total Liability	$776	$1,057	$1,833

PFD
In June 1994, we acquired from Quadrex Corporation and/or a subsidiary of Quadrex Corporation (collectively, “Quadrex”) three treatment, storage and disposal companies, including the PFD facility.  The former owners of PFD had merged EPS with PFD, which was subsequently sold to Quadrex.  Through our acquisition of PFD in 1994 from Quadrex, we were indemnified by Quadrex for costs associated with remediating this facility leased by PFD (“Leased Property”) but never used or operated by PFD, which entails remediation of soil and/or groundwater restoration.  The Leased Property used by EPS to operate its facility is separate and apart from the property on which PFD's facility is located. In conjunction with the subsequent bankruptcy filing by Quadrex, and our recording of purchase accounting for the acquisition of PFD, we recognized an environmental liability of approximately $1,200,000 for the remediation of this leased facility.  This environmental liability for the EPS site was retained by the Company upon the sale of PFD in March 2008.  We have pursued remedial activities for the past ten years and after evaluating various technologies, are seeking approval from appropriate governmental authority for the final remedial process.  In 2008, we performed a field investigation to gather additional information required to close certain soil contamination issues and to support development of the final groundwater remediation approach.  During 2008, we incurred remedial expenditures of $213,000, which reduced the reserve.  We have $489,000 accrued for the closure as of December 31, 2008, and we anticipate spending $165,000 in 2009 with the remainder over the next six years.

PFM
Pursuant to our acquisition, effective December 31, 1993, of Perma Fix of Memphis, Inc. (“PFM”) (f/k/a American Resource Recovery, Inc.), we assumed certain liabilities relative to the removal of contaminated soil and to undergo groundwater remediation at the facility. Prior to our ownership of PFM, the owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities.  The groundwater remediation at this facility has been ongoing since approximately 1990.  With approval of a remediation approach in 2006, PFM began final remediation of this facility in 2007.  In 2008, we completed all soil remediation with the exception of that associated with the groundwater remediation.  In 2008, we incurred remediation expenditure of $200,000.  We have $275,000 accrued for the closure as of December 31, 2008, and we anticipate spending $74,000 in 2009 with the remainder over the next four years.

PFSG
During 1999, we recognized an environmental accrual of $2,199,000, in conjunction with the acquisition of PFSG.  This amount represented our estimate of the long- term costs to remove contaminated soil and to undergo groundwater remediation activities at the PFSG acquired facility in Valdosta, Georgia.  PFSG have over the past five years, completed the initial valuation, and selected the remedial process to be utilized.  Approval to proceed with final remediation has not yet been received from the appropriate agency.  Remedial activities began in 2003.  In 2008, we incurred remedial expenditures of $173,000.  We have $531,000 accrued for the closure, as of December 31, 2008, and we anticipate spending $112,000 in 2009 with the remainder over the next six years.

PFTS
In conjunction with an oil spill, we accrued approximately $69,000 to remediate the contaminated soil and ground water at this location.  For the year ended December 31, 2007, we had $37,000 accrued for the closure.  In 2008, we incurred approximately $2,000 in remedial expenditure.  The remaining $35,000 in reserve was recorded as a “gain on disposal of discontinued operations, net of taxes” on the “Consolidated Statement of Operations” upon the sale of substantially all of PFTS’s assets on May 30, 2008, as the buyer had assumed any future on-going environmental monitoring.

PFMI
As a result of the discontinued operations at the PFMI facility in 2004, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006.  In September 2006, PFMI signed a Corrective Action Consent Order with the State of Michigan, requiring performance of studies and development and execution of plans related to the potential clean-up of soils in portions of the property.  The level and cost of the clean-up and remediation are determined by state mandated requirements.  Upon discontinuation of operations in 2004, we engaged our engineering firm, SYA, to perform an analysis and related estimate of the cost to complete the RCRA portion of the closure/clean-up costs and the potential long-term remediation costs.  Based upon this analysis, we estimated the cost of this environmental closure and remediation liability to be $2,464,000.  During 2006, based on state-mandated criteria, we re-evaluated our required activities to close and remediate the facility, and during the quarter ended June 30, 2006, we began implementing the modified methodology to remediate the facility.  As a result of the reevaluation and the change in methodology, we reduced the accrual by $1,182,000.  We have spent approximately $745,000 for closure costs since September 30, 2004, of which $26,000 was spent during 2008 and $81,000 was spent during 2007.  In the 4th quarter of 2007, we reduced our reserve by $9,000 as a result of our reassessment of the cost of remediation.  We have $538,000 accrued for the closure, as of December 31, 2008, and we anticipate spending $425,000 in 2009 with the remainder over the next six years.  Based on the current status of the Corrective Action, we believe that the remaining reserve is adequate to cover the liability.

PFMD
In conjunction with the acquisition of PFMD in March 2004, we accrued for long-term environmental liabilities of $391,000 as a best estimate of the cost to remediate the hazardous and/or non-hazardous contamination on certain properties owned by PFMD.  In connection with the sale of PFMD facility in January 2008, the buyer assumed this liability in addition to obligations and liabilities for environmental conditions at the Maryland facility except for fines, assessments, or judgments to governmental authorities prior to the closing of the transaction or third party tort claims existing prior to the closing of the sale.

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

NOTE 14
INCOME TAXES

Income tax from the continuing operations for the years ended December 31, consisted of the following (in thousands):

Current:	2008	2007	2006
Federal	$—	$—	$83
State	10	—	424
Total income tax expense	$10	$—	$507

We had temporary differences and net operating loss carry forwards, which gave rise to deferred tax assets and liabilities at December 31, as follows (in thousands):

Deferred tax assets:	2008	2007
Net operating losses	$9,040	$7,724
Environmental and closure reserves	3,114	2,770
Impairment of assets	7,658	10,015
Other	2,151	2,167
Valuation allowance	(14,130)	(14,237)
Deferred income tax assets	$7,833	$8,439
Deferred tax liabilities:
Depreciation and amortization	(7,833)	(8,439)
Total deferred income tax liability	—	—
Net deferred income tax asset	$—	$—

An overall reconciliation between the expected tax benefit using the federal statutory rate of 34% and the provision for income taxes from continuing operations as reported in the accompanying consolidated statements of operations is provided below.

	2008	2007	2006
Tax (benefit) expense at statutory rate	$261	$(809)	$2,016
State taxes, net of federal benefit	7	206	236
Permanent items	37	(1)	105
Other	(153)	(5)	118
Increase (decrease) in valuation allowance	(142)	609	(1,968)
Provision for income taxes	$10	$—	$507

Effective January 1, 2007, the Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN No. 48 did not result in the identification of material uncertain tax positions through December 31, 2008.

The Company has provided a valuation allowance on substantially all of its deferred tax assets. The Company will continue to monitor the realizability of these net deferred tax assets and will reverse some or all of the valuation allowance as appropriate.  In making this determination, the Company considers a number of factors including whether there is a historical pattern of consistent and significant profitability in combination with the Company’s assessment of forecasted profitability in the future periods.  Such patterns and forecasts allow us to determine whether our most significant deferred tax assets such as net operating losses will more likely than not be realizable in future years, in whole or in part.  These deferred tax assets in particular will require us to generate significant taxable income in the applicable jurisdictions in future years in order to recognize their economic benefits.  At this point, the Company does not believe that it has enough positive evidence to conclude that some or all of the valuation allowance on deferred tax assets should be reversed.  However, facts and circumstances could change in future years and at such point the Company may reverse the allowance as appropriate.  Our valuation allowance (decreased) increased by approximately $(107,000), $3,263,000, and $(1,757,000) for the years ended December 31, 2008, 2007, and 2006, respectively, which represents the effect of changes in the temporary differences and net operating losses (NOLs).  Included in deferred tax assets as of December 31, 2008 is a future deductible tax benefit associated with the impairment of assets for financial reporting purposes in the amount of $7,658,000.  Of this amount, approximately $7,175,000 was recorded in conjunction with our acquisition of DSSI in August 2000 and approximately $483,000 was in conjunction with impairment of assets at PFSG in 2007.  For income tax reporting purposes, the future benefit of these impairment charges will be recognized when the underlying assets are actually disposed.

We have estimated net operating loss carryforwards (NOL's) for federal income tax purposes of approximately $26,589,000 at December 31, 2008 for continuing operations.  These net operating losses can be carried forward and applied against future taxable income, if any, and expire in the years 2009 through 2028.  However, as a result of various stock offerings and certain acquisitions, the use of these NOLs will be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  As of December 31, 2008, we have approximately $16,556,000 of net operating loss carryforwards available to offset future taxable income without any restrictions as imposed by Section 382.  Additionally, NOLs may be further limited under the provisions of Treasury Regulation 1.1502-21 regarding Separate Return Limitation Years.

NOTE 15
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

Legal Matters
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

As of the date of this report, Louisiana Department of Environemental Quality (“LDEQ”) has collected approximately $8,400,000 for the remediation of the site and has completed removal of above ground waste from the site.  The EPA’s unofficial estimate to complete remediation of the site is between $9,000,000 and

$12,000,000; however, based on preliminary outside consulting work hired by the PRP group, which we are a party to, the remediation costs can be below EPA’s estimation.  The PRP Group has established a cooperative relationship with LDEQ and EPA, and is working closely with these agencies to assure that the funds held by LDEQ are used cost-effectively.  As a result of recent negotiations with LDEQ and EPA, further remediation work by LDEQ has been put on hold pending completion of a site assessment by the PRP Group.  This site assessment could result in remediation activities to be completed within the funds held by LDEQ.  As part of the PRP Group, we have paid an initial assessment of $10,000 in the fourth quarter of 2007, which was allocated among the facilities. In addition, we accrued approximately $27,000 in the third quarter of 2008 for our estimated portion of the cost of the site assessment, which was allocated among the facilities.  Approximately $9,000 of the accrued amount was paid to the PRP Group in the fourth quarter of 2008.  As of the date of this report, we cannot accurately access our ultimate liability.  The Company records its environmental liabilities when they are probable of payment and can be estimated within a reasonable range.  Since this contingency currently does not meet this criteria, a liability has not been established.

Perma-Fix Northwest Richland, Inc. (“PFNWR” - f/k/a Pacific EcoSolutions, Inc – “PEcoS”)
The EPA alleged that prior to the date that we acquired the PEcoS facility in June 2007, the PEcoS facility was in violation of certain regulatory provisions relating to the facility’s handling of certain hazardous waste and PCB waste.  During May 2008, the EPA advised the facility as to these alleged violations that a total penalty of $317,500 is appropriate to settle the alleged violations.  The $317,500 was recorded as a liability in the purchase acquisition of Nuvotec and its wholly owned subsidiary, PEcoS.  On September 26, 2008, PFNWR entered into a consent agreement with the EPA to resolve the allegations and to pay a penalty amount of $304,500.  Under the consent agreement, PFNWR neither admits nor denies the specific EPA allegations.  Under the agreements relating to our acquisition of Nuvotec and PEcoS, we are required, if certain revenue targets are met, to pay to the former shareholders of Nuvotec an earn-out amount not to exceed $4,400,000 over a four year period ending June 30, 2011, with the first $1,000,000 of the earn-out amount to be placed into an escrow account to satisfy certain indemnification obligations to us of Nuvotec, PEcoS, and the former shareholders of Nuvotec (including Mr. Robert Ferguson, a current member of our Board of Directors) (See “Note 17 - Related Party Transaction” in “Note to Consolidated Financial Statements”).  We may claim reimbursement of the penalty, plus out of pocket expenses, paid or to be paid by us in connection with this matter from the escrow account.  As of the date of this report, we have not been required to pay any earn-out to the former shareholders of Nuvotec or deposit any amount into the escrow account pursuant to the agreement.  Irrespective of the fact no amounts have been deposited into the escrow account, the former shareholders of Nuvotec (including Mr. Ferguson, a member of our Board of Director) have paid $152,250 of the $304,500 penalty in satisfaction of their obligation under the indemnity provision in connection with the settlement with the EPA.  Under the agreement between the Company and the former shareholders of Nuvotec, the $152,250 penalty paid by the former shareholders of Nuvotec can be recouped by the Nuvotec shareholder by adding it to the potential $4,400,000 earn-out payment.  The $152,250 can only be recouped if the $4,400,000 has been entirely earned.  The $304,500 was paid to the EPA on November 18, 2008.

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

Industrial Segment Divested Facilities/Operations
We sold substantially all of the assets of PFTS pursuant to an Asset Purchase Agreement on May 30, 2008.  Under this Agreement the buyer assumed certain debts and obligations of PFTS, including, but not limited to, certain debts and obligations of PFTS to regulatory authorities under certain consent agreements entered into by PFTS with the appropriate regulatory authority to remediate portions of the facility sold to the buyer.  If any of these liabilities/obligations are not paid or preformed by the buyer, the buyer would be in breach of the Asset Purchase Agreement and we may assert claims against the buyer for such breach.  We currently are discussing with the buyer of the PFTS’ assets regarding certain liabilities which the buyer assumed and agreed to pay but which the buyer has refused to satisfy as of the date of this report.   In addition, the buyer of the PFTS assets is required to replace our financial assurance bond with its own financial assurance mechanism for facility closures.  Our financial assurance bond of $685,000 for PFTS was required to remain in place until the buyer has provided replacement coverage.  The respective regulatory authority will not release us from our financial assurance obligations until the buyer complies with the appropriate financial assurance regulations.   The buyer of PFTS has submitted its financial assurance documentation, which has been under review by regulatory authority (see “Note 20 – Subsequent Event – Financial Assurance for PFTS (Divested Industrial Segment Facility)” for authorization provided to the Company for release of our financial assurance for PFTS of $685,000.

In addition to the above matters and in the normal course of conducting our business, we are involved in various other litigations.  We are not a party to any litigation or governmental proceeding which our management believes could result in any judgments or fines against us that would have a material adverse affect on our financial position, liquidity or results of future operations.

Pension Liability
We had a pension withdrawal liability of $1,129,000 at December 31, 2008, based upon a withdrawal letter received from Central States Teamsters Pension Fund (“CST”), resulting from the termination of the union employees at PFMI and a subsequent actuarial study performed.  In August 2005, we received a demand letter from CST, amending the liability to $1,629,000, and provided for the payment of $22,000 per month over an eight year period.

Insurance
In June 2003, we entered into a 25-year finite risk insurance policy with AIG (see “Part I, Item 1A. - Risk Factors” for certain potential risk related to AIG), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure.  Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations.  The policy provides a maximum $35,000,000 of financial assurance coverage of which the coverage amount totals $32,515,000 at December 31, 2008, and has available capacity to allow for annual inflation and other performance and surety bond requirements.  In 2008, we increased our assurance coverage by $1,697,000 due to a revision to our DSSI facility closure estimate.  Our finite risk insurance policy required an upfront payment of $4,000,000, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account.  In February 2008, we paid our fifth of nine required annual installments of $1,004,000, of which $991,000 was deposited in the sinking fund account, the remaining $13,000 represents a terrorism premium.  As of December 31, 2008, we have recorded $6,918,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $730,000 on the sinking fund as of December 31, 2008.  We recorded $155,000 of interest income on the sinking fund for 2008.  On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract.  If we so elect, the Insurer will pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility, which we acquired in June 2007, with AIG (see “Part I, Item 1A. - Risk Factors” for certain potential risk related to AIG).  The policy provides an initial $7,800,000 of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8,200,000.  The policy will renew automatically on an annual basis at the end of the four year term and will not be subject to any renewal fees.  The policy requires total payment of $7,158,000, consisting of an annual payment of $1,363,000, two annual payments of $1,520,000, starting July 31, 2007 and an additional $2,755,000 to be paid in five quarterly payments of $551,000 beginning September 2007.  In July 2007, we paid the $1,363,000, of which $1,106,000 represented premium on the policy and the remaining was deposited into a sinking fund account.  In July 2008, we paid the first of the two $1,520,000 payments, with $1,344,000 deposited into a sinking fund account and the remaining representing premium.   As of December 31, 2008, we have made all of the five quarterly payments which were deposited into a sinking fund.   As of December 31, 2008, we have recorded $4,427,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $71,000 on the sinking fund as of December 31, 2008.  Interest income for 2008 totaled $68,000.

Operating Leases
We lease certain facilities and equipment under operating leases.  Future minimum rental payments as of December 31, 2008, required under these leases for our continuing operations are $744,000 in 2009, $609,000 in 2010, $437,000 in 2011, $254,000 in 2012, and $53,000 in 2013.

Net rent expense was $1,409,000, $1,464,000, and $1,561,000 for 2008, 2007, and 2006, respectively for our continuing operations.  These amounts include payments on operating leases of approximately $652,000, $1,075,000, and $1,261,000 for 2008, 2007, and 2006, respectively.  The remaining rent expense is for non-contractual monthly and daily rentals of specific use vehicles, machinery and equipment.

Net rent expense was $177,000, $1,134,000, and $981,000 for 2008, 2007, and 2006, respectively for our discontinued operations.  These amounts include payments on operating leases of approximately $0, $476,000, and $488,000, respectively.  The remaining rent expense is for non-contractual monthly and daily rentals of specific use vehicles, machinery and equipment.

NOTE 16
PROFIT SHARING PLAN

We adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the “401(k) Plan”) in 1992, which is intended to comply under Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974.  All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan.  Participating employees may make annual pretax contributions to their accounts up to 100% of their compensation, up to a maximum amount as limited by law.  We, at our discretion, may make matching contributions based on the employee's elective contributions.  Company contributions vest over a period of five years.  We matched up to 25% of our employees' contributions.  We contributed $401,000, $418,000, and $378,000 in matching funds during 2008, 2007, and 2006, respectively.  Effective March 1, 2009, the Company suspended its matching contribution in an effort to reduce costs in light of the recent economic environment.  The Company will evaluate the reversal of this suspension as the economic environment improves.

NOTE 17
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

Mr. David Centofanti
Mr. David Centofanti serves as our Director of Information Services.  For such services, he received total compensation in 2008 of approximately $162,000. Mr. David Centofanti is the son of our Chief Executive Officer and Chairman of our board, Dr. Louis F. Centofanti.  We believe the compensation received by Mr. Centofanti for his technical expertise which he provides to the Company is competitive and comparable to compensation we would have to pay to an unaffiliated third party with the same technical expertise.

Mr. Robert L. Ferguson
On June 13, 2007, we acquired Nuvotec and Nuvotec's wholly owned subsidiary, PEcoS (our PFNWR facility), pursuant to the terms of the Merger Agreement, between us, Nuvotec, PEcoS, and our wholly owned subsidiary.  At the time of the acquisition, Robert L. Ferguson was the Chairman, Chief Executive Officer, and individually or through entities controlled by him, the owner of approximately 21.29% of Nuvotec’s outstanding common stock.  In connection with the acquisition, Mr. Ferguson was nominated to serve as a Director and subsequently elected as a Director at our Annual Meeting of Stockholders held in August 2007.  Mr. Ferguson was reelected to serve as a Director at our August 2008 Annual Meeting of Stockholders.

As consideration for the acquisition, Mr. Ferguson: (a) received a total of $224,560 cash and 192,783 shares of Perma-Fix Common Stock in July 2007 as a former shareholder of Nuvotec who is “accredited” under the rules of Regulation D under the Act, (b) is entitled to receive certain contingent consideration under the terms of the acquisition as described below, (c) guaranteed $4,000,000 of bank debt, which was paid off by Perma-Fix in December 2008, and a $1,750,000 line of credit assumed by us in the acquisition, which the $1,750,000 line of credit was released when we replaced the financial assurance of PEcoS deposited with the State of Washington with our financial assurance, and (d) as a former shareholder of Nuvotec, is entitled to his proportionate share of a $2,500,000 note payable by the Company to the former shareholders of Nuvotec.  The foregoing consideration includes the amounts and shares paid and payable to entities controlled by Mr. Ferguson.

The EPA alleged that prior to the date that we acquired the PEcoS facility in June 2007, the PEcoS facility was in violation of certain regulatory provisions relating to the facility’s handling of certain hazardous waste and PCB waste.  During May 2008, the EPA advised the facility as to these alleged violations that a total penalty of $317,500 is appropriate to settle the alleged violations.  On September 26, 2008, PFNWR entered into a consent agreement with the EPA to resolve the allegations and to pay a penalty amount of $304,500.  Under the consent agreement, PFNWR neither admits nor denies the specific EPA allegations.  Under the agreements relating to our acquisition of Nuvotec and PEcoS, we are required, if certain revenue targets are met, to pay to the former shareholders of Nuvotec an earn-out amount not to exceed $4,400,000 over a four year period ending June 30, 2011, with the first $1,000,000 of the earn-out amount to be placed into an escrow account to satisfy certain indemnification obligations to us of Nuvotec, PEcoS, and the former shareholders of Nuvotec, which includes Mr. Robert Ferguson.  We may claim reimbursement of the penalty, plus out of pocket expenses, paid or to be paid by us in connection with this matter from the escrow account.  As of the date of this report, we have not been required to pay any earn-out to the former shareholders of Nuvotec or deposit any amount into the escrow account pursuant to the agreement.  Irrespective of the fact no amounts have been deposited into the escrow account, the former shareholders of Nuvotec, including Mr. Ferguson, agreed to pay and have paid $152,250 of the $304,500 penalty in satisfaction of their obligation under the indemnity provision in connection with the settlement with the EPA.  Under the agreement between the Company and the former shareholders of Nuvotec, the $152,250 penalty paid by the former shareholders of Nuvotec can be recouped by the Nuvotec shareholder by adding it to the potential $4,400,000 earn-out payment.  The $152,250 can only be recouped if the $4,400,000 has been entirely earned.  The $304,500 was paid to the EPA on November 18, 2008.

NOTE 18
OPERATING SEGMENTS

Pursuant to FAS 131, we define an operating segment as a business activity:

·	from which we may earn revenue and incur expenses;
·	whose operating results are regularly reviewed by the segment president to make decisions about resources to be allocated to the segment and assess its performance; and
·	for which discrete financial information is available.

We currently have three operating segments, which are defined as each business line that we operate.  This however, excludes corporate headquarters, which does not generate revenue, and our discontinued operations, which include certain facilities within our Industrial Segment. (See “Note 8 – Discontinued Operations and Divestitures” to “Notes to Consolidated Financial Statements”).

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

The table below shows certain financial information of our operating segment for 2008, 2007, and 2006 (in thousands).

Segment Reporting as of and for the year ended December 31, 2008
	Nuclear Services		Engineering	Industrial	Segments Total	Corporate And Other (2)		Consolidated Total
Revenue from external customers	$61,359	(3)	$3,194	$10,951	$75,504	$—		$75,504
Intercompany revenues	2,915		709	886	4,510	¾		4,510
Gross profit	15,610		1,072	3,512	20,194	¾		20,194
Interest income	2		¾	¾	2	224		226
Interest expense	678		1	16	695	622		1,317
Interest expense-financing fees	¾		¾	¾	¾	137		137
Depreciation and amortization	4,328		32	463	4,823	43		4,866
Segment profit (loss)	4,908		418	1,803	7,129	(6,209)		920
Segment assets(1)	98,748		2,024	6,115	106,887	16,825	(4)	123,712
Expenditures for segment assets	976		61	76	1,113	16		1,129
Total long-term debt	2,836		28	156	3,020	13,183		16,203

Segment Reporting as of and for the year ended December 31, 2007
	Nuclear Services		Engineering	Industrial	Segments Total	Corporate And Other (2)		Consolidated Total
Revenue from external customers	$51,704	(3)	$2,398	$10,442	$64,544	$—		$64,544
Intercompany revenues	3,103		1,069	785	4,957	¾		4,957
Gross profit	16,505		760	1,735	19,000	¾		19,000
Interest income	1		¾	¾	1	311		312
Interest expense	546		1	19	566	755		1,321
Interest expense-financing fees	¾		¾	¾	¾	196		196
Depreciation and amortization	3,763		36	225	4,024	68		4,092
Segment profit (loss)	6,599		245	(3,132)	3,712	(6,092)		(2,380)
Segment assets(1)	98,037		1,986	5,732	105,755	20,293	(4)	126,048
Expenditures for segment assets	2,943		20	382	3,345	19		3,364
Total long-term debt	6,659		6	216	6,881	11,351		18,232

Segment Reporting as of and for the year ended December 31, 2006
	Nuclear Services		Engineering	Industrial	Segments Total	Corporate And Other (2)		Consolidated Total
Revenue from external customers	$49,423	(3)	$3,358	$15,424	$68,205	$—		$68,205
Intercompany revenues	2,433		558	1,432	4,423	¾		4,423
Gross profit	20,930		797	3,318	25,045	¾		25,045
Interest income	¾		¾	¾	¾	280		280
Interest expense	475		1	14	490	765		1,255
Interest expense-financing fees	1		¾	¾	1	191		192
Depreciation and amortization	2,931		38	583	3,552	77		3,629
Segment profit (loss)	12,452		252	(903)	11,801	(6,379)		5,422
Segment assets(1)	68,523		2,182	8,843	79,548	26,807	(4)	106,355
Expenditures for segment assets	5,329		62	113	5,504	57		5,561
Total long-term debt	1,984		15	125	2,124	5,500		7,624

(1)    Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)   Amounts reflect the activity for corporate headquarters, not included in the segment information.

(3)
The consolidated revenues within the Nuclear Waste Management Services Segment include the LATA/Parallax revenue of $4,841,000 or 6.4%, $8,784,000 or 13.6%, and $10,341,000 or 15.2% for 2008, 2007, and 2006, of total consolidated revenue, respectively.  The consolidated revenue within the Nuclear Segment also include the Fluor Hanford revenue of $7,974,000 or

10.6%, $6,985,000 or 10.8%, and $1,229,000 or 1.8%  for 2008, 2007, and 2006, of total consolidated revenue, respectively.  In addition, the consolidated revenue within the Nuclear Segment includes the CHPRC revenue of $8,120,000 or 10.6% for 2008.  We were awarded the subcontract from CHPRC in the second quarter of 2008.

(4)	Amount includes assets from our discontinued operations of $761,000, $8,626,000, and $13,600,000 as of December 31, 2008, 2007, and 2006, respectively.

NOTE 19
QUARTERLY OPERATING RESULTS (UNAUDITED)

Unaudited quarterly operating results are summarized as follows (in thousands, except per share data):

	Three Months Ended (unaudited)
	March 31	June 30	Sept 30	Dec. 31	Total
2008
Revenues	$17,470	$18,502	$15,989	$23,543	$75,504
Gross profit	4,446	5,874	4,105	5,769	20,194
(Loss) income from continuing operations	(363)	733	(276)	826	920
Loss from discontinued operations, net of taxes	(675)	(383)	(159)	(115)	(1,332)
Gain on disposal of discontinued operations, net of taxes	2,107	108	94	14	2,323
Net income (loss)	1,069	458	(341)	725	1,911

Basic net (loss) income per common share:
Continuing operations	(.01)	.02	(.01)	.01	.02
Discontinued operations	(.01)	(.01)	—	—	(.02)
Disposal of discontinued operations	.04	—	—	—	.04
Net (loss) income per common share	.02	.01	(.01)	.01	.04

Diluted net (loss) income per common share:
Continued operations	(.01)	.02	(.01)	.01	.02
Discontinued operations	(.01)	(.01)	—	—	(.02)
Disposal of discontinued operations	.04	—	—	—	.04
Net (loss) income per common share	.02	.01	(.01)	.01	.04

2007
Revenues	$15,919	$16,227	$16,306	$16,092	$64,544
Gross Profit	5,062	5,213	4,613	4,112	19,000
Income (loss) from continuing operations	371	382	(404)	(2,729)	(2,380)
(Loss) income from discontinued operations, net of taxes	(1,455)	840	(1,549)	(4,666)	(6,830)
Net (loss) income applicable to Common Stockholders	(1,084)	1,222	(1,953)	(7,395)	(9,210)

Basic net income (loss) per common share:
Continuing operations	.01	.01	(.01)	(.05)	(.05)
Discontinued operations	(.03)	.01	(.03)	(.09)	(.13)
Net income (loss) per common share	(.02)	.02	(.04)	(.14)	(.18)

Diluted net income (loss) per common share:
Continued operations	.01	.01	(.01)	(.05)	(.05)
Discontinued operations	(.03)	.01	(.03)	(.09)	(.13)
Net income (loss) per common share	(.02)	.02	(.04)	(.14)	(.18)

Net loss in the third quarter of 2008 includes a recovery of impairment loss of $507,000 for PFO within our continuing operations.  Net income in the fourth quarter of 2008 includes a gain on the sale of property at PFO of $483,000 within our continuing operations.  Net loss in the third quarter of 2007 includes an impairment loss of $564,000 within our discontinued operations.  Net loss in the fourth quarter of 2007 includes an impairment loss of $3,967,000 within our discontinued operations and $1,836,000 within our continuing operations.

NOTE 20
SUBSEQUENT EVENT

Revolving Credit and Term Loan Agreement
On March 5, 2009, we entered into another Amendment with PNC Bank to our Agreement.  This Amendment increased our borrowing availability by approximately an additional $2,200,000.  In addition, pursuant to the Amendment, monthly interest due on our revolving line of credit was amended from prime plus 1/2% to prime plus 2.0% and monthly interest due on our Term Loan was amended from prime plus 1.0% to prime plus 2.5%.  The Company also has the option to pay monthly interest due on the revolving line of credit by using the London Interbank Offer Rate (“LIBOR”), with the minimum floor base LIBOR rate of 2.5%, plus 3.0% and to pay monthly interest due on the Term Loan using the minimum floor base LIBOR rate of 2.5%, plus 3.5%.  In addition, pursuant to the Amendment, the fixed charge coverage ratio was amended to reduce the availability monthly by $48,000.  The Amendment also allowed us to retain funds received from the sale of our PFO property.  All other terms and conditions to the credit facility remain principally unchanged.  As a condition of this Amendment, we agreed to pay PNC a fee of $25,000.  Funds made available under this Amendment were used to secure the additional financial assurance coverage needed by our DSSI subsidiary to operate under the PCB permit issued by the EPA on November 26, 2008 (see below “Insurance” for information regarding this financial assurance coverage).

Insurance
On November 26, 2008, the U.S. EPA Region 4 issued a permit to our DSSI facility to commercially store and dispose of PCBs.  DSSI began the permitting process to add TSCA regulated wastes, namely PCBs, containing radioactive constituents to its authorization in 2004 in order to meet the demand for the treatment of government and commercially generated radioactive PCB wastes.  In March 2009, we secured financial assurance coverage with AIG which will enable DSSI to receive and process wastes under this permit.  We secured this financial assurance coverage requirement by increasing our initial 25-year finite risk insurance policy with AIG from maximum policy coverage of $35,000,000 to $39,000,000.  Our coverage under this policy increased approximately $5,421,000 from $32,515,000 to approximately $37,936,000 as result of this additional financial assurance coverage requirement for the DSSI permit.  Payment for this financial assurance coverage requires a total payment of approximately $5,219,000, consisting of an upfront payment of $2,000,000, of which approximately $1,655,000 will be deposited into a sinking fund account, with the remaining representing fee payable to AIG.  In addition, we are required to make three yearly payments of approximately $1,073,000 starting December 31, 2009, of which $888,000 will be deposited into a sinking fund account, with the remaining to represent fee payable to AIG.  We made our initial $2,000,000 payment to AIG on March 6, 2009 from funds made available from an Amendment to our loan Agreement entered between us, our subsidiary, and PNC Bank, National Association, on March 5, 2009 (see “Risk Factors” for a discussion as to the potential risks relating to AIG).

Financial Assurance for PFTS (Divested Industrial Segment Facility)
In connection with the divestiture of PFTS, the buyer of PFTS’s assets is required to replace our financial assurance bond with its own financial assurance mechanism for facility closures.  Our financial assurance bond of $685,000 for PFTS was required to remaining place until the buyer has provided replacement coverage.  The respective regulatory authority will not release us from our financial assurance obligations until the buyer complies with the appropriate financial assurance regulations.  The buyer of PFTS had submitted its financial assurance documentation, which had been under review by regulatory authority.  On March 24, 2009, the respective regulatory authority authorized the release of our financial assurance bond of $685,000 for PFTS.  The buyer of PFTS’ assets has provided its own financial assurance bond which was approved by the respective regulatory authority.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of disclosure, controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on their most recent evaluation, which was completed as of the end of the period covered by this Annual Report on Form 10-K, we have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended).   In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the difficulty in identifying unlikely future events, and the difficulty in eliminating misconduct completely.  Based upon that evaluation, we have concluded with the participation of our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were not effective as of December 31, 2008 because of material weaknesses to internal controls over financial reporting (“ICFR”) as set forth below.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on

this evaluation, we concluded, with the participation of our Chief Executive Officer and Chief Financial Officer that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 for the reasons described below.

BDO Seidman, LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting, and based on that audit, issued their report which is included herein.

A significant deficiency is a control deficiency, or combination of control deficiencies that is less than material yet important enough to merit attention by those responsible for oversight of the company's financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2008, the following material weaknesses were identified:

·
The monitoring of pricing, invoicing, and the corresponding inventory for transportation and disposal process controls at facilities within the Company’s Industrial Segment were ineffective and were not being applied consistently. This weakness could result in sales being priced and invoiced at amounts, which were not approved by the customer or the appropriate level of management, and inaccurate corresponding transportation and disposal expense.

·
The design and operation of payroll, pricing and invoicing controls for our subcontract awarded to our East Tennessee Materials & Energy Corporation (“M&EC”) subsidiary by the Department of Energy’s (“DOE”) general contractor, CH Plateau Remediation Company (“CHPRC”) were ineffective and were not being applied consistently.  This weakness could result in invoices, expenses, and revenue recognized at amounts that were not validated and approved by the customer and the appropriate level of management.

·
The control for the recognition of processed/disposed revenue at our Perma-Fix Northwest Richland, Inc. (“PFNWR”) subsidiary was ineffective and not being applied consistently.  This weakness could result in a material amount of revenue being recognized in an incorrect financial reporting period.

The ICFR material weaknesses identified above were partly due to the following:

·
As a result of our decision in September 2008 to retain our remaining Industrial Segment operations, we were unable to correct this deficiency before the end of 2008. Certain system upgrades, as well as the time to implement these upgrades, are necessary.

·
The new CHPRC subcontract was implemented in October 2008.  The administrative requirements of this subcontract were ongoing throughout the fourth quarter of 2008 and the Company was unable to document, implement, and test controls before the end of 2008.

·	We acquired PFNWR in 2007 and have not yet fully implemented these controls.

We are in the process of developing formal remediation plans for the Audit Committee’s review and approval.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Perma-Fix Environmental Services, Inc.
Atlanta, Georgia

We have audited Perma-Fix Environmental Services, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

·
Deficiencies in the design and operation of the quote to invoice controls at PFNWR primarily caused by a lack of precision, reconciliation, monitoring, and oversight in its spreadsheet based waste tracking system.  This deficiency resulted in audit adjustments to the Company’s 2008 annual consolidated financial statements.

·	Deficiencies exist in the design and operation of the payroll controls and quote to invoice controls for the cost-plus CHPRC contract.

·
Deficiencies in the monitoring and execution of certain pricing and invoicing process controls at facilities within the Company's Industrial Segment were identified and others were not being applied consistently.

·
Deficiencies exist in controls at certain facilities within the Industrial Segment over tracking material for transportation and disposal and the monitoring, oversight, and review of related accrual and revenue calculations.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated March 30, 2009 on those consolidated financial statements.

In our opinion, Perma-Fix Environmental Services, Inc. and subsidiaries did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 30, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia
March 30, 2009

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS
The following table sets forth, as of the date hereof, information concerning our Directors:

NAME	AGE	POSITION
Dr. Louis F. Centofanti	65	Chairman of the Board, President and Chief Executive Officer
Mr. Jon Colin	53	Director
Mr. Robert L. Ferguson	76	Director
Mr. Jack Lahav	60	Director
Mr. Joe R. Reeder	61	Director
Mr. Larry M. Shelton	55	Director
Dr. Charles E. Young	77	Director
Mr. Mark A. Zwecker	58	Director

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

Mr. Jon Colin
Mr. Colin has served as a Director since December 1996.  Mr. Colin is currently President and Chief Executive Officer of LifeStar Response Corporation, a position he has held since April 2002.  Mr. Colin served as Chief Operating Officer of LifeStar Response Corporation from October 2000 to April 2002, and a consultant for LifeStar Response Corporation from September 1997 to October 2000.  From 1990 to 1996, Mr. Colin served as President and Chief Executive Officer for Environmental Services of America, Inc., a publicly traded environmental services company.  Mr. Colin is also a Director at LifeStar Response Corporation, Bamnet Inc, and Environmental Quality Management, Inc.  Mr. Colin has a B.S. in Accounting from the University of Maryland.

Mr. Robert L. Ferguson
Mr. Ferguson has served as a Director since August 2007.  Mr. Ferguson was nominated to serve as a Director and subsequently elected as a board member in connection with the acquisition by the Company of our PFNWR facility (formerly Nuvotec and its wholly owned subsidiary, PEcoS) in 2007 (See “Certain Relationships and Related Party Transactions and Director Independence – Mr. Robert L. Ferguson”).     Mr. Ferguson currently serves as President of Columbia Nuclear, LLC and as a member of the Board of Directors of Vivid Learning System, a publicly traded company.  Mr. Ferguson served as Chief Executive Officer and Chairman of the Board of Directors of Nuvotec and PEcoS from December 1998 until its acquisition by us in June 2007.  Mr. Ferguson has over 45 years of management and technical experience in the government and private sectors.  He served as Chairman of the Board of Technical Resources International, Inc. from 1995 to 1998, Chairman of the Board for UNC Nuclear Industries, Inc. from 1983 to 1985, and CEO for Washington Public Power Supply System from 1980 to 1983.  His government experience from 1961 to 1980 includes various roles for the Atomic Energy Commission, the Energy Research and Development Administration, and the U.S. Department of Energy, including his last assignment as Deputy Assistant Secretary of Nuclear Reactor Programs.  Mr. Ferguson also served on the Board of British Nuclear Fuels Inc.  He was a founder of Columbia Trust Bank, where he served as a director prior to its acquisition by American West Bank.  Mr. Ferguson received his B.S. in Physics from Gonzaga University and attended the US Army Ordnance Guided Missile School, the Oak Ridge School of Reactor Technology, and the Federal Executive Institute.

Mr. Jack Lahav
Jack Lahav has served as a Director since September 2001.  Mr. Lahav is a private investor, specializing in launching and growing businesses.  Mr. Lahav devotes much of his time to charitable activities, serving as president, as well as, board member of several charities.  Previously, Mr. Lahav founded Remarkable Products Inc. and served as its president from 1980 to 1993.  Mr. Lahav was also co-founder of Lamar Signal Processing, Inc., a digital signal processing company; president of Advanced Technologies, Inc., a robotics company and director of Vocaltech Communications, Inc.  Mr. Lahav served as Chairman of Quigo Technologies from 2001 to 2004 and currently serves as Chairman of Phoenix Audio Technologies and Doclix Inc, two privately held companies.

Honorable Joe R. Reeder
Mr. Reeder has served as a Director since April 2003.  From April 1999 to January 2008, he served as Shareholder in Charge of the Mid-Atlantic Region for Greenberg Traurig LLP, one of the nation's largest law firms, with 29 offices and over 1750 attorneys, worldwide, where he continues his practice.  His clientele includes sovereign nations, international corporations, and law firms throughout the U.S.  As the 14th Undersecretary of the U.S. Army (1993-97), Mr. Reeder also served for three years as Chairman of the Panama Canal Commission's Board of Directors where he oversaw a multibillion-dollar infrastructure program.   He sits on the Board of Governor’s of the National Defense Industry Association (NDIA) (and chairs NDIA’s Ethics Committee), the Armed Services YMCA, the USO, and many other corporate and charitable organizations, and is a frequent television commentator on legal and national security issues.   A graduate of West Point who served in the 82d Airborne Division following Ranger School, Mr. Reeder also has a J.D. from the University of Texas and an L.L.M. from Georgetown University.

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

Dr. Charles E. Young
Dr. Charles E. Young has served as a Director since July 2003.  Dr. Young has assumed the position of Chief Executive Officer of the Los Angeles Museum of Contemporary Art in January 2009.  Dr. Young was president of the University of Florida, a position he held from November 1999 to January 2004.  Dr. Young also served as chancellor of the University of California at Los Angeles (UCLA) for 29 years until his retirement in 1997.  Dr. Young was formerly the chairman of the Association of American Universities and served on numerous commissions including the American Council on Education, the National Association of State Universities and Land-Grant Colleges, and the Business-Higher Education Forum.  Dr. Young serves on the Board of Directors of I-MARK, Inc., a software and professional services company and AAFL Enterprises, a sports development Company.  He previously served on the Board of Directors of Intel Corp., Nicholas-Applegate Growth Equity Fund, Inc., Fiberspace, Inc., and Student Advantage, Inc.  Dr. Young

has a Ph.D. and M.A. in political science from UCLA and a B.A. from the University of California at Riverside.

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

AUDIT COMMITTEE

We have a separately designated standing Audit Committee of our Board of Directors. The members of the Audit Committee are:  Mark A. Zwecker, Jon Colin, and Larry M. Shelton.

Our Board of Directors has determined that each of our Audit Committee members is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Board has further determined that each director, other than Dr. Centofanti and Mr. Ferguson, is “independent” within the meaning of the applicable NASDAQ listing standards.

Dr. Centofanti is not deemed to be an “independent director” because of his employment as a senior executive of the Company.  The Board of Directors also does not consider Mr. Ferguson to be “independent” because (a) he served as the Chief Executive Officer and Chairman of the Board of Directors of Nuvotec and its wholly owned subsidiary Pacific EcoSolutions, Inc. (PEcoS), (n/k/a Perma-Fix Northwest, Inc. and Perma-Fix Northwest Richland, Inc., respectively), our acquired subsidiary in June 2007, (b) as a former shareholder of Nuvotec who is “accredited” under the rules of Regulation D under the Act, the Company paid Mr. Ferguson a total of $224,560 cash and  issued to him 192,783 shares of our Common Stock in July 2007, (c) he is entitled to receive certain contingent consideration under the terms of the acquisition, which he has not received any consideration as of the date of this report, (d) Mr. Ferguson  guaranteed $4,000,000 of bank debt and a $1,750,000 line of credit assumed by us in the acquisition, which the $1,750,000 line of credit was released when we replaced the financial assurance of PEcoS deposited with the State of Washington with our financial assurance and which the $4,000,000 of bank debt was paid off by the Perma-Fix in December 2008, and (e) Mr. Ferguson, as a former shareholder of Nuvotec, is entitled to his proportionate share of a $2,500,000 note payable by the Company to the former shareholders of Nuvotec.  The foregoing consideration includes the amounts and shares paid and payable to entities controlled by Mr. Ferguson.  See “Certain Relationships and Related Transactions and Director Independence  Mr. Robert L. Ferguson” for a discussion of certain transactions with Mr. Ferguson.

CORPORATE GOVERNANCE AND NOMINATING COMMITTEE
We have a separately-designated standing Corporate Governance and Nominating Committee (the “Nominating Committee”).  Members of the Nominating Committee during 2008 were Dr. Charles E. Young (Chairperson), Jack Lahav, Joe Reeder, and Larry Shelton.  All members of the Corporate Governance and Nominating Committee are “independent” as that term is defined by the current NASDAQ listing standards.

EXECUTIVE OFFICERS

See Item 4A – “Executive Officers of the Registrant” in Part I of this report for information concerning our executive officers, as of the date hereof.

There are no family relationships between any of the directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, and the regulations promulgated thereunder require our executive officers and directors and beneficial owners of more than 10% of our Common Stock to file reports of ownership and changes of ownership of our Common Stock with the Securities and Exchange Commission, and to furnish us with copies of all such reports.  Based solely on a review of the copies of such reports furnished to us and written information provided to us, we believe that during 2008 none of our executive officers, directors, or beneficial owners of more than 10% of our Common Stock failed to timely file reports under Section 16(a).

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

If the representations, or information provided, by Capital Bank are incorrect or Capital Bank was historically acting on behalf of its investors as a group, rather than on behalf of each investor independent of other investors, then Capital Bank and/or the investor group would have become a beneficial owner of more than 10% of our Common Stock on February 9, 1996, as a result of the acquisition of 1,100 shares of our Preferred Stock that were convertible into a maximum of 1,282,798 shares of our Common Stock.  If either Capital Bank or a group of Capital Bank’s investors became a beneficial owner of more than 10% of our Common Stock on February 9, 1996, or at any time thereafter, and thereby required to file reports under Section 16(a) of the Exchange Act, then Capital Bank has failed to file a Form 3 or any Forms 4 or 5 since February 9, 1996. (See “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter – Security Ownership of Certain Beneficial Owners” for a discussion of Capital Bank’s current record ownership of our securities).

Code of Ethics
Our Code of Ethics applies to all our executive officers and is available on our website at www.perma-fix.com.  If any amendments are made to the Code of Ethics or any grants of waivers are made to any provision of the Code of Ethics to any of our executive officers, we will promptly disclose the amendment or waiver and nature of such amendment of waiver on our website.

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

Compensation Philosophy and Objectives
The Committee bases its executive compensation program on our performance objectives.  The Committee evaluates both executive performance and compensation to ensure that we maintain our ability to attract superior employees in key positions and to remain competitive relative to the compensation paid to similarly situated executives of our peer companies.  The Committee believes executive compensation packages provided to our executives, including the named executive officers, should include both cash and equity-based compensation that provide rewards for performance.  The Committee bases it executive compensation program on the following philosophy:

·	Compensation should be based on the level of job responsibility, executive performance, and company performance.

·	Executive officers’ pay should be more closely linked to company performance than that of other employees because the executive officers have a greater ability to affect our results.

·	Compensation should be competitive with compensation offered by other companies that compete with us for talented individuals.

·	Compensation should reward performance.

·	Compensation should motivate executives to achieve our strategic and operational goals.

Role of Executive Officers in Compensation Decisions
The Committee makes all compensation decisions for the named executive officers and equity awards to all of our officers.  Decisions regarding the non-equity compensation of other officers are made by the Chief Executive Officer.

The Chief Executive Officer annually reviews the performance of each of the named executive officers (other than the Chief Executive Officer whose performance is reviewed by the Committee).  Based on such reviews, the Chief Executive Officer presents a recommendation to the Committee, which may include salary adjustments, bonus and equity based awards, and annual award.  The Committee considers such recommendation in light of the compensation philosophy and objectives described above and the process described below.  Based on its analysis, the Committee exercises its discretion in accepting or modifying all such recommendations. The Chief Executive Officer is not present during the voting or deliberations of the Committee with respect to the Chief Executive Officer’s compensation.

The Committee’s Processes
The Compensation Committee has established certain processes designed to achieve our executive compensation objectives.  These processes include the following:

·
Company Performance Assessment.  The Committee assesses our performance in order to establish compensation ranges and, as described below, to establish specific performance measures that determine incentive compensation under the Company’s Executive Management Incentive Plan.

For this purpose, the Committee considers numerous measures of performance of both us and industries with which we compete.

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

·
Peer Group Assessment.  The Committee benchmarks our compensation program with a group of companies against which the Committee believes we compete for talented individuals (the “Peer Group”).  The composition of the Peer Group is periodically reviewed and updated by the Committee.  The companies currently comprising the Peer Group are Clean Harbors, Inc., American Ecology Corporation, and EnergySolutions, Inc., each of which is a waste disposal/management company.  The Committee considers the Peer Group’s executive compensation programs as a whole and the compensation of individual officers in the Peer Group, if job responsibilities are meaningfully similar.  The Committee also considers individual factors such as experience level of the individual and market conditions.  The Committee believes that the Peer Group comparison helps insure that our executive compensation program is competitive with other companies in the industry.

2008 Executive Compensation Components
For the fiscal year ended December 31, 2008, the principal components of compensation for executive officers were:

·	base salary;
·	performance-based incentive compensation;
·	long term incentive compensation;
·	retirement and other benefits; and
·	perquisites and other personal benefits.

Based on the Summary Compensation Table on page 121, salary accounted for approximately 73.3% of the total compensation of the executive officers while non-equity incentive, option award, and other compensation accounted for approximately 26.7% of the total compensation of the executive officers.

Base Salary
The named executive officers, other officers, and other employees of the Company receive a base salary during the fiscal year.  Base salary ranges for executive officers are determined for each executive based on his or her position and responsibility by using market data and comparisons to the Peer Group.

During its review of base salaries for executives, the Committee primarily considers:

·	market data and Peer Group comparisons;
·	internal review of the executive’s compensation, both individually and relative to other officers; and
·	individual performance of the executive.

Salary levels are typically considered annually as part of the performance review process as well as upon a promotion or other change in job responsibility.  Merit based salary increases for executives are based on the Committee’s assessment of the individual’s performance.

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

Executive Management Incentive Plan
The Company maintains an Executive Management Incentive Plan (the “MIP”), which is an annual cash incentive program. The MIP provides guidelines for the calculation of annual cash incentive based compensation, subject to Committee oversight and modification.  In 2008, the Committee approved individual MIP plan for our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer.  Each MIP provided cash compensation based on achievement of performance thresholds, with the amount of such compensation established as a percentage of based salary.  The potential target performance compensation ranges from 25% to 44% of the 2008 base salary for the Chief Financial Officer and 50% to 87% of the base salary for both the Chief Operating Officer and Chief Executive Officer.

The performance compensation is based upon achievement of corporate financial, safety, and environmental compliance objectives during fiscal year 2008.  Of the total potential performance compensation, 55% is based on net income goals, 15% is based on revenue goals, 15% is based on the number of health and safety claim incidents that occur during fiscal year 2008, and the remaining 15% is based on the number of permit or license violations that occur during the fiscal year. The revenue and net income components are based on our financial performance as compared to our Board approved 2008 budget.

Performance compensation earned under each MIP by the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer are reduced by 15% if unbilled trade receivable balances older than December 31, 2006 is not reduced by $3,000,000 or more from the unbilled balance as of December 31, 2007 to December 31, 2008.  The minimum performance compensation becomes payable upon achieving between 85% to 100% of corporate performance objectives, with the maximum performance compensation becoming payable upon achieving 161% of such objectives.  Generally, the Committee sets the revenue and net income components of the performance compensation objectives using our annually approved budget for the upcoming fiscal year.  In making the annual determination of the minimum and maximum performance levels, the Committee may consider the specific circumstances facing the Company during the coming year.  The Committee generally sets the minimum and maximum levels such that the relative difficulty of achieving these levels is consistent from year to year.  In 2006, each named executive officer achieved above the minimum performance compensation level but below the maximum performance compensation level.    None of the named executive officers met the minumum performance compensation level in 2007 or 2008.

The annual MIP compensation is calculated and prepaid on a quarterly basis.  The following table sets forth the MIP compensation earned in fiscal year 2008 under the MIP:

	MIP	MIP	MIP	MIP
	Compensation	Compensation	Compensation	Compensation
Name	1st Qtr 2008	2nd Qtr 2008	3rd Qtr 2008	4th Qtr 2008	Total
Dr. Louis Centofanti	$22,359	$—	$—	$—	$22,359
Larry McNamara	$19,874	$—	$—	$—	$19,874
Steven T. Baughman (1)	$9,937	$—	$—	$—	$9,937

(1)  Resigned as Chief Financial Officer, effective October 31, 2008.

If at the conclusion of any calendar quarter, the MIP compensation prepayment due to the Chief Executive Officer, Chief Operating Officer, or Chief Financial Officer is less than the amount prepaid in the previous quarters during 2008 to such individual and the overpayment exceeds $25,000, the MIP participant will reimburse the Company for the amount of the overpayment through payroll deductions in accordance with the Company’s normal payroll practices.  Because the overpayment in 2008 was less than $25,000, the overpayment was retained by the executive in accordance with the terms of the MIP.

If the MIP participant’s employment with the Company is voluntarily or involuntarily terminated prior to a regularly scheduled MIP compensation payment period, no MIP payment will be payable for and after such period.  The Committee retains the right to modify, change or terminate each MIP at any time and for any reason.

Long-Term Incentive Compensation

Employee Stock Option Plan
The 2004 Stock Option Plan (the “2004 Option Plan”) encourages participants to focus on long-term performance and provides an opportunity for executive officers and certain designated key employees to increase their stake in us. Stock options succeed by delivering value to the executive only when the value of our stock increases.  The Option Plan authorizes the grant of non-qualified stock options and incentive stock options for the purchase of Common Stock.

The Option Plan assists the Company to:

·	enhance the link between the creation of stockholder value and long-term executive incentive compensation;

·	provide an opportunity for increased equity ownership by executives; and

·	maintain competitive levels of total compensation.

Stock option award levels are determined based on market data, vary among participants based on their positions with us and are granted generally at the Committee’s regularly scheduled August meeting. Newly hired or promoted executive officers who are eligible to receive options are generally awarded such options at the next regularly scheduled Committee meeting following their hire or promotion date.

Options are awarded with an exercise price equal to or not less than the closing price of the Company’s Common Stock on the date of the grant as reported on the NASDAQ.  In certain limited circumstances, the Committee may grant options to an executive at an exercise price in excess of the closing price of the Company’s Common Stock on the grant date.  The Committee will not grant options with an exercise price that is less than the closing price of the Company’s Common Stock on the grant date.

On August 5, 2008, the Committee, with the approval of our Board of Directors authorized the grant of   incentive stock options (“ISO”) to certain executive officers, officers and employees of the Company which allows for the purchase of up to 918,000 shares of Common Stock under the Company’s 2004 Stock Option Plan (see “Grant of Plan-Based Award” for options granted to our named executive officers from the August 5, 2008 grant).  The options have a six year term with a staggered vesting period of three years at 33.3% increment per year.  No options were granted to any named executives in 2007 due to timing constraints resulting from our acquisition of PFNWR and divestiture efforts of our Industrial Segment facilities.  The stock options granted prior to 2006 generally have a ten year term with annual vesting of 20% over a five year period.  In anticipation of the adoption of SFAS 123R, on July 28, 2005, the Committee accelerated the vesting of all then outstanding and unvested options.  The options granted in 2006 by the Committee are for a six year term with vesting period of three years at 33.3% increment per year.  Vesting ceases upon termination of employment and exercise right of the vested option amount ceases upon three months from termination of employment except in the case of death or retirement (subject to a six month limitation), or disability (subject to a one year limitation).  Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option.

In the event of a change of control (as defined in the “1993 Non-Qualified Stock Option Plan” and “2004 Stock Option Plan”) of the Company, each outstanding option and award granted under the plans shall immediately become exercisable in full notwithstanding the vesting or exercise provisions contained in the stock option agreement.

The August 5, 2008, ISO grant as mentioned above, included 150,000, 150,000, 40,000 and 90,000 options made to our Chief Executive Officer, Chief Operating Officer, Interim Chief Financial Officer (who was named as our Chief Financial Officer by our Board of Director on February 26, 2009), and previous Chief Financial Officer, respectively.  The 90,000 ISO grant to our previous Chief Financial Officer was forfeited upon his resignation, effective October 31, 2008.

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

Retirement and Other Benefits

401(k) Plan
We adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the “401(k) Plan”) in 1992, which is intended to comply with Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974.  All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan.  Eligibility is immediate upon employment but enrollment is only allowed during two yearly open periods of January 1 and July 1.  Participating employees may make annual pretax contributions to their accounts up to 100% of their compensation, up to a maximum amount as limited by law.  We, at our discretion, may make matching contributions based on the employee’s elective contributions.  Company contributions vest over a period of five years.  We matched 25% of our employees’ contributions in 2008.  We contributed $401,000 in matching funds during 2008, with approximately $20,625 for our named executive officers during 2008.  Effective March 1, 2009, the Company suspended its matching contribution in an effort to reduce costs in light of the recent economic environment.  The Company will evaluate the reversal of this suspension as the economic environment improves (See the Summary Compensation Table on page 121 for information about our contributions to the named executive officers).

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

Proposed Employment Agreements
On March 1, 2007, the Board of Directors authorized us to enter into employment agreements with our named executives, subject to finalization of certain of its material terms, including, but not limited to, the formula for paying year-end incentive bonuses.  As of the date of this report, the terms of the employment agreements have not been finalized, and none of our named executives has entered into any employment agreement with us.  However, we anticipate that employment agreements will be finalized during the second quarter of 2009 for each of our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, subject to the review of our Audit Committee and approval of the Board of Directors.

It is anticipated that such proposed employment agreements, if completed, would be effective for three years, unless earlier terminated by us with or without cause or by the executive officer for “good reason” or any other reason.  If the executive officer’s employment is terminated due to death, disability or for cause, it is anticipated that we would pay to the executive officer or to his estate a lump sum equal to the sum of any unpaid base salary through the date of termination and any benefits due to the executive officer under any employee benefit plan, excluding any severance program or policy (the “Accrued Amounts”).

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

THE COMPENSATION AND STOCK OPTION COMMITTEE
Jack Lahav, Chairman
Jon Colin
Joe Reeder
Dr. Charles E. Young

Summary Compensation Table
The following table summarizes the total compensation paid or earned by each of the executive officers for the fiscal years ended December 31, 2008, 2007, and 2006.  Currently, we do not h ave any employment agreements with any of the named executive officers, but see the discussion under “Compensation and Discussion Analysis – Proposed Employment Agreements”.

Name and Principal Position	Year	Salary	Bonus		Option Awards	Non-Equity Incentive Plan Compensation		All other Compensation	Total Compensation
		($)	($) (3)		($) (4)	($) (5)		($) (7)	($)

Dr. Louis Centofanti	2008	251,410	¾		52,556	22,359	(6)	12,875	339,200
Chairman of the Board,	2007	241,560	¾		28,918	17,550		12,875	300,903
President and Chief	2006	232,269	¾		24,098	143,324		13,601	413,292
Executive Officer

Ben Naccarato (¹)	2008	176,136	¾		7,749	¾		3,875	187,760
Vice President and Chief	2007	166,610	25,000		1,446	¾		3,125	196,181
Financial Officer	2006	150,192	13,315		1,205	¾		9,277	173,989

Steven Baughman (2)	2008	196,573	¾		10,811	9,937	(6)	11,375	228,697
Vice President and Chief	2007	205,200	¾		29,230	7,800		12,875	255,105
Financial Officer	2006	123,077	¾		18,419	63,709		9,000	214,205

Larry McNamara	2008	214,720	¾		95,933	19,874	(6)	12,875	343,403
Chief Operating Officer	2007	206,769	¾		72,295	15,000		12,875	306,939
	2006	193,558	¾		60,246	122,500		12,750	389,054

Robert Schreiber, Jr.	2008	184,588	88,386	(8)	11,169	¾		12,676	296,819
President of SYA	2007	197,000	35,204		7,230	¾		18,114	257,548
	2006	158,292	5,915		6,025	¾		14,502	184,734

(1)
Named as Chief Financial Officer and Secretary of the Board of Directors by the Company’s Board of Directors on February 26, 2009.  Mr. Naccarato was named as Interim Chief Financial Officer and Secretary of the Board of Directors effective November 1, 2008 by the Company’s Board of Directors on October 24, 2008.

(2)	Resigned as Chief Financial Officer, Vice President, and Secretary of the Board of Director effective October 31, 2008.

(3)	No bonus was paid to a named executive officer, except as part of a non-equity incentive plan.

(4)
This amount reflects the expense to the Company for financial statement reporting purposes for the fiscal year indicated, in accordance with FAS 123(R) of options granted under the 2004 Option Plan.  There was no expense for options granted prior to 2006, which were fully vested prior to 2006, and are not included in these amounts.  Assumptions used in the calculation of this amount are included in “Note 3 – Share Based Compensation” to “Notes to Consolidated Financial Statement”.  No options were granted to any named executives in 2007.

(5)	Represents performance compensation earned under the Company’s MIP. The MIP is described under the heading “Executive Management Incentive Plan” in this section.

(6)	Represents 2008 performance compensation earned in 2008 under the Company’s MIP.

(7)	The amount shown includes a monthly automobile allowance of $750 or the use of a company car, and where applicable, our 401(k) matching contribution.

		Auto Allowance or
Name	401(k) match	Company Car	Total
Dr. Louis Centofanti	$3,875	$9,000	$12,875
Ben Naccarato	$3,875	$—	$3,875
Steven Baughman	$3,875	$7,500	$11,375
Larry McNamara	$3,875	$9,000	$12,875
Robert Schreiber, Jr.	$5,125	$7,551	$12,676

(8)	Amount includes $87,886 in bonus earned for 2008, which we anticipate paying by the second quarter of 2009.

The compensation plan under which the awards in the following table were made are generally described in the Compensation Discussion and Analysis beginning on page 114 and include the Company’s MIP, which is a non-equity incentive plan, and the Company’s 2004 Stock Option Plan, which provides for grant of stock options to our employees.

Grant of Plan-Based Awards Table

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold $	Target $ (1)	Maximum $ (1)	All other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards ($)(3)

Dr. Louis Centofanti	8/5/2008	¾	¾	¾	150,000		2.28	175,500
	N/A	¾	126,547	221,455	¾		¾	¾

Ben Naccarato	8/5/2008	¾	¾	¾	40,000		2.28	46,800
	N/A	¾	¾	¾	¾		¾	¾

Steven Baughman	8/5/2008	¾	¾	¾	90,000	(2)	2.28	105,300
	N/A	¾	54,080	94,639	¾		¾	¾

Larry McNamara	8/5/2008	¾	¾	¾	150,000		2.28	175,500
	N/A	¾	108,160	189,278	¾		¾	¾

Robert Schreiber, Jr.	8/5/2008	¾	¾	¾	25,000		2.28	29,250
	N/A	¾	¾	¾	¾		¾	¾

(1)
The amounts shown in column titled “Target” reflects the minimum payment level under the Company’s Executive Management Incentive Plan which is paid with the achievement of 85% to 100% of the target amount. The amount shown in column titled “Maximum” reflects the maximum payment level of reaching 161% of the target amount. These amounts are based on the individual’s current salary and position.

(2)	Resigned as Chief Financial Officer effective October 31, 2008. The options granted were forfeited by Mr. Baughman upon his resignation.

(3)	Calculated using the fair value of $1.17 per share as determined on the date of grant in accordance with FAS 123(R) times the number of options granted.

Outstanding Equity Awards at Fiscal Year

The following table sets forth unexercised options held by the named executive officers as of the fiscal year-end.

Outstanding Equity Awards at December 31, 2008

	Option Awards
Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) (1) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Dr. Louis Centofanti	70,000	—		—	1.25	4/10/2010
	100,000	—		—	1.75	4/3/2011
	100,000	—		—	2.19	2/27/2013
	66,667	33,333	(2)	—	1.86	3/2/2012
	—	150,000	(3)	—	2.28	8/5/2014

Ben Naccarato	20,000	—		—	1.44	10/28/2014
	3,333	1,667	(2)	—	1.86	3/2/2012
	—	40,000	(3)	—	2.28	8/5/2014

Larry McNamara	50,000	—		—	1.25	4/10/2010
	120,000	—		—	1.75	4/3/2011
	100,000	—		—	2.19	2/27/2013
	166,667	83,333	(2)	—	1.86	3/2/2012
	—	150,000	(3)	—	2.28	8/5/2014

Robert Schreiber, Jr.	15,000	—		—	1.25	4/10/2010
	50,000	—		—	1.75	4/3/2011
	50,000	—		—	2.19	2/27/2013
	16,667	8,333	(2)	—	1.86	3/2/2012
	—	25,000	(3)	—	2.28	8/5/2014

(1)
In the event of a change in control (as defined in the Option Plan) of the Company, each outstanding option and award shall immediately become exercisable in full notwithstanding the vesting or exercise provisions contained in the stock option agreement.

(2)	Incentive stock option granted on March 2, 2006 under the Company’s Option Plan. The option is for a six year term and vests over a three year period at one third increments per year.

(3)	Incentive stock option granted on August 5, 2008 under the Company’s Option Plan. The option is for a six year term and vests over a three year period, at one third increments per year.

The following table sets forth the number of options exercised by the named executive officers in 2008:

Option Exercises and Stock Vested Table

	Option Awards
Name	Number of Shares Acquired on Exercises (#)	Value Realized On Exercise ($) (1)

Dr. Louis F. Centofanti	5,000	5,500

Steven Baughman (2)	33,334	19,667

Larry Mcnamara	—	—

Robert Schreiber, Jr.	15,000	17,550

(1)
Based on the difference between the closing price of our Common Stock reported on the National Association of Securities Dealers Automated Quotation (‘NASDAQ”) Capital Market on the exercise date and the exercise price of the option.

(2)	Resigned as Chief Financial Officer effective October 31, 2008.

Compensation of Directors
Directors who are employees receive no additional compensation for serving on the Board of Directors or its committees.  In 2008, we provided the following annual compensation to directors who are not employees:

·
on the date of our 2008 Annual Meeting, each of our continuing non-employee directors was awarded options to purchase 12,000 shares of our Common Stock.   The grant date fair value of each option award received by our non-employee directors was $1.79 per share, based on the date of grant, pursuant to SFAS 123R;

·
a monthly director fee of $1,750, with the Audit Committee Chairman receiving an additional monthly fee of $2,250, of which the director may elect to have 65% or 100% payable in Common Stock under the 2003 Outside Director Plan, with the remaining payable in cash.  Effective October 1, 2008, we increased the monthly director fee to $2,167, with the Audit Committee Chairman receiving an additional monthly fee of $1,833; and

·
a fee of $1,000 for each board meeting attendance and a $500 fee for each telephonic conference call attendance, of which the the director may elect to have 65% or 100% payable in Common Stock under the 2003 Outside Director Plan, with the remaining payable in cash.

The table below summarizes the director compensation expenses recognized by the Company for the director option and stock (resulting from fees earned) awards.  The terms of the 2003 Outside Directors Plan are further described below under “2003 Outside Directors Plan”.

Director Compensation Table

Name	Fees Earned or Paid In Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($) (1)	($) (2)	($) (3)	($)	($)	($)	($)

Mark Zwecker	18,725	46,364	17,142	—	—	—	82,231
Jon Colin	—	37,666	17,142	—	—	—	54,808
Robert L. Ferguson	9,188	22,749	17,142				49,079
Jack Lahav	—	36,332	17,142	—	—	—	53,474
Joe R. Reeder	—	35,667	17,142	—	—	—	52,809
Charles E. Young	9,538	23,617	17,142	—	—	—	50,297
Larry M. Shelton	9,888	24,483	17,142	—	—	—	51,513

(1)
Under the 2003 Outside Directors Plan, each director elects to receive 65% or 100% of the director’s fees in shares of our Common Stock.  The amounts set forth below represent the portion of the director’s fees paid in cash and excludes the value of the director’s fee elected to be paid in Common Stock under the 2003 Outside Director Plan, which value is included under “Stock Awards”.

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

(3)
Options granted under the Company’s 2003 Outside Director Plan resulting from reelection of the Board of Directors on August 5, 2008.  Options are for a 10 year period with an exercise price of $2.34 per share and are fully vested in six months from grant date.  The value of the option award is calculated based on the fair value of the option per share ($1.79) on the date of grant pursuant to SFAS 123R.  Total option expense for the award is approximately $150,000.  In 2008, the option expense recognized for financial statement purposes totaled approximately $119,994.  The remaining $30,006 option expense will be recognized by February 2008, upon vesting of the stock option, pursuant to SFAS 123R.  See “Note 3” of “Notes to Consolidated Financial Statements”.

2003 Outside Directors Plan
We believe that it is important for our directors to have a personal interest in our success and growth and for their interests to be aligned with those of our stockholders.  Therefore, under our 2003 Outside Directors Stock Plan (“2003 Directors Plan”), each outside director is granted a 10 year option to purchase up to 30,000 shares of Common Stock on the date such director is initially elected to the Board of Directors, and receives on each reelection date an option to purchase up to another 12,000 shares of Common Stock, with the exercise price being the fair market value of the Common Stock preceding the option grant date.  No option granted under the 2003 Directors Plan is exercisable until after the expiration of six months from the date the option is granted and no option shall be exercisable after the expiration of ten years from the date the option is granted.  Options to purchase 510,000 shares of Common Stock have been granted and are outstanding under the 2003 Directors Plan.

In 2008, we increased our monthly payment of fees to our outside directors from $1,750 to $2,167, effective October 1, 2008.  The monthly additional compensation for our Audit Committee Chairman was reduced from $2,250 to $1,833 to better align the compensation to the position responsibilities.  The Company periodically reviews compensation paid to its outside directors against compensation paid by its Peer Group (see Companies comprising the Peer Group in “Item 11 – Executive Compensation – The Committee’s Process – Peer Group Assessment”) to its outside directors to insure that our outside directors are adequately compensated. Each board member continues to be paid $1,000 for each board meeting attendance as well as $500 for each telephonic conference call.  As a member of the Board of Directors, each director elects to receive either 65% or 100% of the director's fee in shares of our Common Stock based on 75% of the fair market value of the Common Stock determined on the business day immediately preceding the date that the quarterly fee is due.  The balance of each director’s fee, if any, is payable in cash.  In 2008, the fees earned by our outside directors totaled $274,000.  Reimbursements of expenses for attending meetings of the Board are paid in cash at the time of the applicable Board meeting.  Although Dr. Centofanti is not compensated for his services provided as a director, Dr. Centofanti is compensated for his services rendered as an officer of the Company.  See “EXECUTIVE COMPENSATION — Summary Compensation Table.”

As of the date of this report, we have issued 581,889 shares of our Common Stock in payment of director fees under the 2003 Directors Plan, covering the period October 1, 2002, through December 31, 2008.

In the event of a change of control (as defined in the 2003 Outside Directors Stock Plan), each outstanding option and award granted under the plans shall immediately become exercisable in full notwithstanding the vesting or exercise provisions contained in the stock option agreement.

Compensation Committee Interlocks and Insider Participation
During 2008, the Compensation and Stock Option Committee for our Board of Directors was composed of Jack Lahav, Jon Colin, Joe Reeder, and Dr. Charles E. Young.  None of the members of the Compensation and Stock Option Committee has been an officer or employee of the Company or has had any relationship with the Company requiring disclosure under the SEC regulations.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners
The table below sets forth information as to the shares of Common Stock beneficially owned as of March 9, 2009, by each person known by us to be the beneficial owners of more than 5% of any class of our voting securities.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Ownership	Percent Of Class (1)
Rutabaga Capital Management LLC/MA (2)	Common	4,950,178	9.17%
Heartland Advisors, Inc. Management (3)	Common	3,846,758	7.13%
Conus Partners, Inc. (4)	Common	3,398,665	6.30%

(1)  The number of shares and the percentage of outstanding Common Stock beneficially owned by a person are based upon 53,985,119 shares of Common Stock issued and outstanding on March 9, 2009, and the number of shares of Common Stock which such person has the right to acquire beneficial ownership of within 60 days. Beneficial ownership by our stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act.

(2) This information is based on the Schedule 13G/A, filed with the Securities and Exchange Commission (“SEC”) on February 5, 2009, which provides that Rutabaga Capital Management LLC/MA, an investment advisor, has sole voting power over 1,772,000 shares and shared voting power over 3,178,178 shares and sole dispositive power over all of these shares.  The address of Rutabaga Capital Management LLC/MA is 64 Broad Street, Boston, MA  02109.

(3) This information is based on the Schedule 13G/A, filed with the SEC on February 11, 2009, which provides that Heartland Advisors, Inc., an investment advisor, shares voting power over 3,646,935 of such shares and share dispositive power over all of the shares, and no sole voting or sole dispositive power over any of the shares.  The address of Heartland Advisors, Inc. is 789 North Water Street, Suite 500, Milwaukee, WI 53202.

(4) This information is based on the Schedule 13F-HR/A filed with the SEC on February 18, 2009, which provides that Conus Partner, Inc., a hedge fund management institution, shares voting and dispositive power over such shares.  The address of Conus Partner, Inc. is 49 West 38th Street, New York, New York 10018.

Capital Bank represented to us that:
·	As of February 25, 2009, Capital Bank holds of record as a nominee for, and as an agent of, certain accredited investors, 3,762,332 shares of our Common Stock.;
·	All of the Capital Bank's investors are accredited investors;
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

Notwithstanding the previous paragraph, if Capital Bank's representations to us described above are incorrect or if Capital Bank's investors are acting as a group, then Capital Bank or a group of Capital Bank's investors could be a beneficial owner of more than 5% of our voting securities.  If Capital Bank is deemed the beneficial owner of such shares, the following table sets forth information as to the shares of voting securities that Capital Bank may be considered to beneficially own on February 25, 2009.

Name of Record Owner	Title Of Class	Amount and Nature of Ownership	Percent Of Class (1)
Capital Bank Grawe Gruppe (2)	Common	3,762,332(2)	6.97%

(1)  This calculation is based upon 53,985,119 shares of Common Stock issued and outstanding on March 9, 2009 plus the number of shares of Common Stock which Capital Bank, as agent for certain accredited investors has the right to acquire within 60 days, which is none.

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

Security Ownership of Management
The following table sets forth information as to the shares of voting securities beneficially owned as of March 9, 2009, by each of our Directors and named executive officers and by all of our directors and executive officers as a group.  Beneficial ownership has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act.  A person is deemed to be a beneficial owner of any voting securities for which that person has the right to acquire beneficial ownership within 60 days.

Name of Beneficial Owner(2)	Number of Shares Of Common Stock Beneficially Owned		Percentage of Common Stock (1)
Dr. Louis F. Centofanti (3)	1,289,934	(3)	2.37%
Jon Colin (4)	215,663	(4)	*
Robert L. Ferguson (5)	316,450	(5)	*
Jack Lahav (6)	832,699	(6)	1.54%
Joe Reeder (7)	942,831	(7)	1.74%
Larry M. Shelton (8)	83,767	(8)	*
Dr. Charles E. Young (9)	128,978	(9)	*
Mark A. Zwecker (10)	385,252	(10)	*
Steven Baughman (11)	366,675	(11)	*
Larry McNamara (12)	520,000	(12)	*
Robert Schreiber, Jr. (13)	244,369	(13)	*
Ben Naccarato (14)	25,000	(14)	*
Directors and Executive Officers as a Group (11 persons)	4,984,943	(15)	8.97%

*Indicates beneficial ownership of less than one percent (1%).

(1)  See footnote (1) of the table under “Security Ownership of Certain Beneficial Owners”.

(2)  The business address of each person, for the purposes hereof, is c/o Perma-Fix Environmental Services, Inc., 8302 Dunwoody Place, Suite 250, Atlanta, Georgia 30350.

(3)  These shares include (i) 605,934 shares held of record by Dr. Centofanti; (ii) options to purchase 370,000 shares which are immediately exercisable; and 314,000 shares held by Dr. Centofanti's wife.  Dr. Centofanti has sole voting and investment power of these shares, except for the shares held by Dr. Centofanti's wife, over which Dr. Centofanti shares voting and investment power.

(4)   Mr. Colin has sole voting and investment power over these shares which include: (i) 123,663 shares held of record by Mr. Colin, and (ii) options to purchase 92,000 shares of Common Stock, which are immediately exercisable.

(5) Mr. Ferguson has sole voting and investment power over these shares which include: (i) 223,386 shares of Common Stock held of record by Mr. Ferguson, (ii) 27,046 shares held in Mr. Ferguson’s individual retirement account, (iii) 24,018 shares held by Ferguson Financial Group LLC (“FFG LLC”), of which Mr. Ferguson is the manager; and (iv) options to purchase 42,000 shares, which are immediately exercisable.

(6)  Mr. Lahav has sole voting and investment power over these shares which include: (i) 740,699 shares of Common Stock held of record by Mr. Lahav; (ii) options to purchase 92,000 shares, which are immediately exercisable.

(7)   Mr. Reeder has sole voting and investment power over these shares which include: (i) 855,831shares of Common Stock held of record by Mr. Reeder, and (ii) options to purchase 87,000 shares, which are immediately exercisable.

(8) Mr. Shelton has sole voting and investment power over these shares which include: (i) 29,767 shares of Common Stock held of record by Mr. Shelton, and (ii) options to purchase 54,000 shares, which are immediately exercisable.

(9)    Dr. Young has sole voting and investment power over these shares which include: (i) 38,978 shares held of record by Dr. Young; and (ii) options to purchase 90,000 shares, which are immediately exercisable.

(10) Mr. Zwecker has sole voting and investment power over these shares which include: (i) 293,252 shares of Common Stock held of record by Mr. Zwecker; and (ii) options to purchase 92,000 shares, which are immediately exercisable.

(11)  Mr. Baughman has sole voting and investment power over these shares.

(12) Mr. McNamara has sole voting and investment power over these shares which include: options to purchase 520,000 shares, which are immediately exercisable.

(13) Mr. Schreiber has joint voting and investment power, with his spouse, over 104,369 shares of Common Stock beneficially held and sole voting and investment power over options to purchase 140,000 shares, which are immediately exercisable.

(14) Mr. Naccarato has sole voting and investment power over these shares which include: options to purchase 25,000 shares, which are immediately exercisable.

(15) Shares do not reflect shares held of record by Mr. Baughman as Mr. Baughman resigned as Chief Financial Officer, Vice President, and Secretary of the Board of Directors effective October 31, 2008.

Equity Compensation Plans
The following table sets forth information as of December 31, 2008, with respect to our equity compensation plans.

	Equity Compensation Plan
Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans Approved by stockholders	3,417,347	$2.03	1,104,669
Equity compensation plans not Approved by stockholders	—	—	—
Total	3,417,347	$2.03	1,104,669

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Mr. David Centofanti
Mr. David Centofanti serves as our Director of Information Services.  For such services, he received total compensation in 2008 of approximately $162,000. Mr. David Centofanti is the son of our Chief Executive Officer and Chairman of our board, Dr. Louis F. Centofanti.  We believe the compensation received by Mr. Centofanti for his technical expertise which he provides to the Company is competitive and comparable to compensation we would have to pay to an unaffiliated third party with the same technical expertise.

Mr. Robert L. Ferguson
On June 13, 2007, we acquired Nuvotec and Nuvotec's wholly owned subsidiary, PEcoS (our PFNWR facility), pursuant to the terms of the Merger Agreement, between us, Nuvotec, PEcoS, and our wholly owned subsidiary.  At the time of the acquisition, Robert L. Ferguson was the Chairman, Chief Executive Officer, and individually or through entities controlled by him, the owner of approximately 21.29% of Nuvotec’s outstanding common stock.  In connection with the acquisition, Mr. Ferguson was nominated to serve as a Director and subsequently elected as a Director at our Annual Meeting of Stockholders held in August 2007.  Mr. Ferguson was reelected to serve as a Director at our August 2008 Annual Meeting of Stockholders.

As consideration for the acquisition, Mr. Ferguson: (a) received a total of $224,560 cash and 192,783 shares of Perma-Fix Common Stock in July 2007 as a former shareholder of Nuvotec who is “accredited” under the rules of Regulation D under the Act, (b) is entitled to receive certain contingent consideration under the terms of the acquisition as described below, (c) guaranteed $4,000,000 of bank debt, which was paid off by Perma-Fix in December 2008, and a $1,750,000 line of credit assumed by us in the acquisition, which the $1,750,000 line of credit was released when we replaced the financial assurance of PEcoS deposited with the State of Washington with our financial assurance, and (d) as a former shareholder of Nuvotec, is due his proportionate share of a $2,500,000 note payable by the Company to the former shareholders of Nuvotec.  The foregoing consideration includes the amounts and shares paid and payable to entities controlled by Mr. Ferguson.

The EPA alleged that prior to the date that we acquired the PEcoS facility in June 2007, the PEcoS facility was in violation of certain regulatory provisions relating to the facility’s handling of certain hazardous waste and PCB waste.  During May 2008, the EPA advised the facility as to these alleged violations that a total penalty of $317,500 is appropriate to settle the alleged violations.  On September 26, 2008, PFNWR entered into a consent agreement with the EPA to resolve the allegations and to pay a penalty amount of $304,500.  Under the consent agreement, PFNWR neither admits nor denies the specific EPA allegations.  Under the agreements relating to our acquisition of Nuvotec and PEcoS, we are required, if certain revenue targets are met, to pay to the former shareholders of Nuvotec an earn-out amount not to exceed $4,400,000 over a four year period ending June 30, 2011, with the first $1,000,000 of the earn-out amount to be placed into an escrow account to satisfy certain indemnification obligations to us of Nuvotec, PEcoS, and the former shareholders of Nuvotec, which includes Mr. Robert Ferguson.  We may claim reimbursement of the penalty, plus out of pocket expenses, paid or to be paid by us in connection with this matter from the escrow account.  As of the date of this report, we have not been required to pay any earn-out to the former shareholders of Nuvotec or deposit any amount into the escrow account pursuant to the agreement.  Irrespective of the fact no amounts have been deposited into the escrow account, the former shareholders of Nuvotec agreed to pay and have paid $152,250 of the $304,500 penalty in satisfaction of their obligation under the indemnity provision in connection with the settlement with the EPA.  Under the agreement between the Company and the former shareholders of Nuvotec, the $152,250 penalty paid by the former shareholders of Nuvotec can be recouped by the Nuvotec shareholder by adding it to the potential $4,400,000 earn-out payment.  The $152,250 can only be recouped if the $4,400,000 has been entirely earned.  The $304,500 was paid to the EPA on November 18, 2008.

The Company’s Audit Committee acts under its Audit Committee Charter and reviews all related party transactions involving our directors and executives.

Director Independence
See “Item 10 of Part III – Directors, Executive Officers and Corporate Governance” regarding the independence of our Directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
The aggregate fees and expenses billed by BDO Seidman, LLP (“BDO”) for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2008 and 2007, for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for those fiscal years, and for review of documents filed with the Securities and Exchange Commission for those fiscal years were approximately $548,000 and $557,000, respectively.  Audit fees for 2008 and 2007 include approximately $179,000 and $175,000, respectively, in fees related to the audit of internal control over financial reporting.

Audit-Related Fees
BDO audited the Company’s 401(K) Plan during 2008 and billed $15,000.  BDO was not engaged to provide audit-related services to the Company for the fiscal year ended December 31, 2007.

Tax Services
BDO was not engaged to provide tax services to the Company for the fiscal years ended December 31, 2008 and 2007.

All Other Fees
BDO was engaged to provide services for other corporate related matters for the fiscal year ended December 31, 2008, and 2007, resulting in fees totaling approximately $40,000 and $12,000, respectively.

The Audit Committee of the Company's Board of Directors has considered whether BDO’s provision of the services described above for the fiscal years ended December 31, 2008 and 2007, is compatible with maintaining its independence.

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

Perma-Fix Environmental Services, Inc.

By	/s/ Dr. Louis F. Centofanti	Date	March 30, 2009
Dr. Louis F. Centofanti
Chairman of the Board
Chief Executive Officer

By	/s/ Ben Naccarato	Date	March 30, 2009
Ben Naccarato
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

By	/s/ Dr. Louis F. Centofanti	Date	March 30, 2009
Dr. Louis F. Centofanti, Director

By	/s/ Jon Colin	Date	March 30, 2009
Jon Colin, Director

By	/s/ Robert L. Ferguson	Date	March 30, 2009
Robert L. Ferguson, Director

By	/s/ Jack Lahav	Date	March 30, 2009
Jack Lahav, Director

By	/s/ Joe R. Reeder	Date	March 30, 2009
Joe R. Reeder, Director

By	/s/ Larry M. Shelton	Date	March 30, 2009
Larry M. Shelton, Director

By	/s/ Charles E. Young	Date	March 30, 2009
Charles E. Young, Director

By	/s/ Mark A. Zwecker	Date	March 30, 2009
Mark A. Zwecker, Director

SCHEDULE II

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2008, 2007, and 2006
(Dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs, Expenses and Other	Deductions	Balance at End of Year
Year ended December 31, 2008:
Allowance for doubtful accounts-
continuing operations	$203	$187	$57	$333
Allowance for doubtful accounts-
discontinued opertions	$204	$(28)	$176	$—

Year ended December 31, 2007:
Allowance for doubtful accounts-	$250	$165	$212	$203
continuing operations
Allowance for doubtful accounts-	$165	$41	$2	$204
discontinued opertions

Year ended December 31, 2006:
Allowance for doubtful accounts-
continuing operations	$366	$(33)	$83	$250
Allowance for doubtful accounts-
discontinued opertions	$236	$97	$168	$165

EXHIBIT INDEX

Exhibit No.	Description
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

2.3
Asset Purchase Agreement by and among Triumvirate Environmental Services, Inc., Triumvirate Environmental (Baltimore), LLC, Perma-Fix Environmental Services, Inc., and Perma-Fix of Maryland, Inc. dated January 18, 2008, which is incorporated by reference from Exhibit 2.3 to the Company’s Form 10-K for year ended December 31, 2007, filed with the SEC on April 1, 2008.  Schedules and exhibits to the Agreement are listed in the Agreement, and the Company will furnish supplementally a copy of any omitted exhibits or schedule to the Commission upon request.

2.4
Asset Purchase Agreement by and among Perma-Fix of Dayton, Inc., Perma-Fix Environmental Services, Inc., and OGM, Ltd., dated March 14, 2008, as incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, filed March 20, 2008.  The Company will furnish supplementally a copy of any omitted exhibits or schedule to the Commission upon request.

2.4
Asset Purchase Agreement by and among Perma-Fix of Treatment Services, Inc., Perma-Fix Environmental Services, Inc., and A Clean Environmental Services, Inc., dated May 14, 2008, as incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K, filed May 20, 2008.  The Company will furnish supplementally a copy of any omitted exhibits or schedule to the Commission upon request.

3(i)	Restated Certificate of Incorporation, as amended.
3(ii)	Bylaws of Perma-Fix Environmental Services, Inc., as amended on October 30, 2007, as incorporated by reference from Exhibit 3(ii) to the Company’s Form 10-Q for the quarter ended September 30, 2007.
4.1	Specimen Common Stock Certificate as incorporated by reference from Exhibit 4.3 to the Company's Registration Statement, No. 33-51874.
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

4.8	Letter from PNC Bank regarding intent to waive technical default on the Loan and Security Agreement with PNC Bank due to resignation of Chief Financial Officer.
4.9
Amendment No. 6 to Revolving Credit, Term Loan, and Security Agreement, dated as of June 12, 2007, between the Company and PNC Bank as incorporated by reference from Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 2007.

4.10
Amendment No. 7 to Revolving Credit, Term Loan, and Security Agreement, dated as of July 18, 2007, between the Company and PNC Bank as incorporated by reference from Exhibit 4.2 to the Company's Form 10-Q for the quarter ended June 30, 2007.

4.11
Amendment No. 8 to Revolving Credit, Term Loan, and Security Agreement, dated as of November 2, 2007, between the Company and PNC Bank as incorporated by reference from Exhibit 4.1 to the Company's Form 10-Q for the quarter ended September 30, 2007.

4.12
Amendment No. 9 to Revolving Credit, Term Loan, and Security Agreement, dated as of December 18, 2007, between the Company and PNC Bank, as incorporated by reference from Exhibit 4.14 to the Company’s Form 10-K for the year ended December 31, 2007.

4.13
Amendment No. 10 to Revolving Credit, Term Loan, and Security Agreement, dated as of March 26, 2008, between the Company and PNC Bank, as incorporated by reference from Exhibit 4.15 to the Company’s Form 10-K for the year ended December 31, 2007.

4.14
Amendment No. 11 to Revolving Credit, Term Loan, and Security Agreement, dated as of July 25, 2008, between the Company and PNC Bank, as incorporated by reference from Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008.

4.15
Amendment No. 12 to Revolving Credit, Term Loan, and Security Agreement, dated as of July 25, 2008, between the Company and PNC Bank, as incorporated by reference from Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008.

4.16
Amendment No. 13 to Revolving Credit, Term Loan, and Security Agreement, dated as of March 5, 2009, between the Company and PNC Bank, as incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on March 11, 2009.

4.17
Rights Agreement dated as of May 2, 2008 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent, as incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed on May 8, 2008.

4.18
Letter Agreement dated September 29, 2008, between the Company and Continental Stock Transfer & Trust Company, as incorporated by reference from Exhibit 4.3 to the Company’s Form 8-A/A filed on October 2, 2008.

10.1	1992 Outside Directors' Stock Option Plan of the Company as incorporated by reference from Exhibit 10.4 to the Company's Registration Statement, No. 33-51874.
10.2	First Amendment to 1992 Outside Directors' Stock Option Plan as incorporated by reference from Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 1994.
10.3	Second Amendment to the Company's 1992 Outside Directors' Stock Option Plan, as incorporated by reference from the Company's Proxy Statement, dated November 4, 1994.
10.4	Third Amendment to the Company's 1992 Outside Directors' Stock Option Plan as incorporated by reference from the Company's Proxy Statement, dated November 8, 1996.
10.6	Fourth Amendment to the Company's 1992 Outside Directors' Stock Option Plan as incorporated by reference from the Company's Proxy Statement, dated April 20, 1998.
10.5	1993 Non-qualified Stock Option Plan as incorporated by reference from the Company's Proxy Statement, dated October 12, 1993.
10.6	401(K) Profit Sharing Plan and Trust of the Company as incorporated by reference from Exhibit 10.5 to the Company's Registration Statement, No. 33-51874.
10.7
Subcontract Change Notice between East Tennessee Materials and Energy Corporation and Bechtel Jacobs Company, LLC, No. BA-99446/7 and 8F, dated July 2, 2002, are incorporated by reference from Exhibit 10.24 to the Company's Registration Statement No. 333-70676.

10.8	Option Agreement, dated July 31, 2001, among the Company, AMI, and BEC is incorporated by reference from Exhibit 99.8 to the Company's Form 8-K, dated July 30, 2001.
10.9	Promissory Note, dated June 7, 2001, issued by M&EC in favor of Performance Development Corporation is incorporated by reference from Exhibit 10.1 to the Company's Form 8-K, dated June 15, 2001.
10.10
First Amendment to East Tennessee Material & Energy Corporation Promissory Note, dated December 29, 2008, as incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on December 30, 2008.

10.11	2003 Outside Directors' Stock Plan of the Company as incorporated by reference from Exhibit B to the Company's 2003 Proxy Statement.
10.12	First Amendment to 2003 Outside Directors Stock Plan, as incorporated by reference from Appendix “A” to the Company’s 2008 Proxy Statement dated July 3, 2008.
10.13	2004 Stock Option Plan of the Company as incorporated by reference from Exhibit B to the Company's 2004 Proxy Statement.
10.14
Basic agreement between East Tennessee Materials and Energy Corporation and Bechtel Jacobs Company, LLC No. BA-99446F, dated September 20, 2005, as incorporated by reference from Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2005.  Attachments to this extended agreement will be provided to the Commission upon request.

10.15
Basic agreement between East Tennessee Materials and Energy Corporation and Bechtel Jacobs Company, LLC No. BA-99447F, dated September 20, 2005, as incorporated by reference from Exhibit 10.2 to our Form 10-Q for the quarter ended September 30, 2005.  Attachments to this extended agreement will be provided to the Commission upon request.

10.16
Settlement Agreement, dated December 19, 2007, by and between Barbara Fisher (“Fisher”) and Perma-Fix of Dayton, Inc, as incorporated by reference from Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2007 filed with the SEC on April 1, 2008.

10.17
Consent Decree, dated December 12, 2007, between United States of America and Perma-Fix of Dayton, Inc., as incorporated by reference from Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2007 filed with the SEC on April 1, 2008.

10.18
Shared Resource Agreement (Subcontract) between an environmental engineering firm and East Material & Energy Corp. Inc. dated May 27, 2008, as incorporated by reference from Exhibit 10.1 to the company’s Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008.

10.19
Consent Agreement dated September 26, 2008 between Perma-Fix Northwest Richland, Inc. and the U.S. Environmental Protection Agency, as incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2008 filed on November 10, 2008.

10.20
Second Amendment to Agreement and Plan of Merger, dated November 18, 2008 by and among Perma-Fix Northwest, Inc., Perma-Fix Northwest Richland, Inc., Perma-Fix Environmental Services, Inc., and Robert L. Ferguson, an individual, and William N. Lampson, an individual, as Representatives, as incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 21, 2008.

10.21
2008 Incentive Compensation Plan for Vice President, Chief Financial Officer, effective January 1, 2008, as incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on August 11, 2008.

10.22	2008 Incentive Compensation Plan for Chief Operating Officer, effective January 1, 2008, as incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on August 11, 2008.
10.23	2008 Incentive Compensation Plan for Chief Executive Officer, effective January 1, 2008, as incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed on August 11, 2008.
21.1	List of Subsidiaries
23.1	Consent of BDO Seidman, LLP

31.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.