Form 10-Q
period 2009-03-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2009-05-11
CIK 891532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No.      111596

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1954497 (IRS Employer Identification Number)

8302 Dunwoody Place, Suite 250, Atlanta, GA (Address of principal executive offices)	30350 (Zip Code)

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐        Accelerated Filer ☒        Non-accelerated Filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

Class Common Stock, $.001 Par Value	Outstanding at May 8, 2009 54,019,324 shares of registrant’s Common Stock

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

INDEX

			Page No.
PART I	FINANCIAL INFORMATION

	Item 1.	Condensed Financial Statements

		Consolidated Balance Sheets -
		March 31, 2009 (unaudited) and December 31, 2008	1

		Consolidated Statements of Operations -
		Three Months Ended March 31, 2009 and 2008 (unaudited)	3

		Consolidated Statements of Cash Flows -
		Three Months Ended March 31, 2009 and 2008 (unaudited)	4

		Consolidated Statement of Stockholders' Equity -
		Three Months Ended March 31, 2009 (unaudited)	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	26

	Item 3.	Quantitative and Qualitative Disclosures
		About Market Risk	48

	Item 4.	Controls and Procedures	49

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	50

	Item 1A.	Risk Factors	50

	Item 5.	Other Information	50

	Item 6.	Exhibits	52

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	December 31,
(Amount in Thousands, Except for Share Amounts)	(Unaudited)	2008

ASSETS
Current assets:
Cash	$70	$129
Restricted cash	55	55
Accounts receivable, net of allowance for doubtful
accounts of $387 and $333, respectively	13,158	13,416
Unbilled receivables - current	11,840	13,104
Inventories	284	344
Prepaid and other assets	2,708	2,565
Current assets related to discontinued operations	60	110
Total current assets	28,175	29,723

Property and equipment:
Buildings and land	26,706	24,726
Equipment	31,498	31,315
Vehicles	628	637
Leasehold improvements	11,455	11,455
Office furniture and equipment	1,913	1,904
Construction-in-progress	1,285	1,159
	73,485	71,196
Less accumulated depreciation and amortization	(24,940)	(23,762)
Net property and equipment	48,545	47,434

Property and equipment related to discontinued operations	651	651

Intangibles and other long term assets:
Permits	17,250	17,125
Goodwill	11,320	11,320
Unbilled receivables – non-current	3,043	3,858
Finite Risk Sinking Fund	14,042	11,345
Other assets	2,415	2,256
Total assets	$125,441	$123,712

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

	March 31,
	2009	December 31,
(Amount in Thousands, Except for Share Amounts)	(Unaudited)	2008

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,636	$11,076
Current environmental accrual	191	186
Accrued expenses	8,617	8,896
Disposal/transportation accrual	5,222	5,847
Unearned revenue	3,579	4,371
Current liabilities related to discontinued operations	1,211	1,211
Current portion of long-term debt	2,020	2,022
Total current liabilities	30,476	33,609

Environmental accruals	543	620
Accrued closure costs	12,126	10,141
Other long-term liabilities	460	457
Long-term liabilities related to discontinued operations	1,280	1,783
Long-term debt, less current portion	16,887	14,181
Total long-term liabilities	31,296	27,182

Total liabilities	61,772	60,791

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation
value $1.00 per share	1,285	1,285

Stockholders' equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized,
no shares issued and outstanding	—	—
Common Stock, $.001 par value; 75,000,000 shares authorized,
53,985,119 and 53,934,560 shares issued and outstanding, respectively	54	54
Additional paid-in capital	97,581	97,381
Accumulated deficit	(35,251)	(35,799)

Total stockholders' equity	62,384	61,636

Total liabilities and stockholders' equity	$125,441	$123,712

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,
(Amounts in Thousands, Except for Per Share Amounts)	2009		2008

Net revenues		$22,002	$17,470
Cost of goods sold		16,914	13,024
Gross profit		5,088	4,446

Selling, general and administrative expenses		4,339	4,460
Gain on disposal of property and equipment		12	―
Income (loss) from operations		761	(14)

Other income (expense):
Interest income		51	68
Interest expense		(547)	(371)
Interest expense-financing fees		(13)	(52)
Other		1	6
Income (loss) from continuing operations before taxes		253	(363)
Income tax expense		9	―
Income (loss) from continuing operations, net of taxes		244	(363)

Income (loss) from discontinued operations, net of taxes		304	(675)
Gain on disposal of discontinued operations, net of taxes		―	2,107
Net income		$548	$1,069

Net income (loss) per common share – basic
Continuing operations	$	―	$(.01)
Discontinued operations		.01	(.01)
Disposal of discontinued operations		―	.04
Net income per common share		$.01	$.02

Net income (loss) per common share – diluted
Continuing operations	$	―	$(.01)
Discontinued operations		.01	(.01)
Disposal of discontinued operations		―	.04
Net income per common share		$.01	$.02

Number of common shares used in computing net income (loss) per share:
Basic		53,982	53,704
Diluted		54,005	53,704

The accompanying notes are an integral part of these consolidated financial statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in Thousands)	2009	2008
Cash flows from operating activities:
Net income	$548	$1,069
Less: Income on discontinued operations	304	1,432

Income (loss) from continuing operations	244	(363)
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation and amortization	1,180	1,121
Provision (benefit) for bad debt and other reserves	59	(20)
Gain on disposal of plant, property and equipment	(12)	―
Issuance of common stock for services	64	14
Share based compensation	136	126
Changes in operating assets and liabilities of continuing operations, net of effect from business acquisitions:
Accounts receivable	200	(51)
Unbilled receivables	2,079	1,892
Prepaid expenses, inventories and other assets	(176)	333
Accounts payable, accrued expenses and unearned revenue	(3,400)	957
Cash provided by continuing operations	374	4,009
Cash used in discontinued operations	(158)	(2,625)
Cash provided by operating activities	216	1,384

Cash flows from investing activities:
Purchases of property and equipment	(304)	(565)
Proceeds from sale of plant, property and equipment	12	―
Payment to finite risk sinking fund	(2,697)	(2,158)
Cash used for acquisition considerations, net of cash acquired	―	(12)
Cash used in investing activities of continuing operations	(2,989)	(2,735)
Proceeds from sale of discontinued operations	―	5,950
Cash provided by (used in) discontinued operations	11	(28)
Net cash (used in) provided by investing activities	(2,978)	3,187

Cash flows from financing activities:
Net borrowing (repayments) of revolving credit	3,001	(124)
Principal repayments of long term debt	(298)	(4,473)
Repayment of stock subscription receivable	―	15
Cash provided by (used in) financing activities of continuing operations	2,703	(4,582)
Principal repayment of long-term debt for discontinued operations	―	(30)
Cash provided by (used in) financing activities	2,703	(4,612)

Decrease in cash	(59)	(41)
Cash at beginning of period	129	118
Cash at end of period	$70	$77

Supplemental disclosure:
Interest paid, net of amounts capitalized	$475	$297
Income taxes paid	3	―
Non-cash investing and financing activities:
Long-term debt incurred for purchase of property and equipment	―	―
Sinking fund financed	―	―

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited, for the three months ended March 31, 2009)

(Amounts in thousands,	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
except for share amounts)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2008	53,934,560	$54	$97,381	$(35,799)	$61,636

Net income	—	—	—	548	548
Issuance of Common Stock for services	50,559	—	64	—	64
Share Based Compensation	—	—	136	—	136
Balance at March 31, 2009	53,985,119	$54	$97,581	$(35,251)	$62,384

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009
(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

1.	Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.  Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three months ended March 31, 2009, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2009.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

As previously disclosed, in May 2007, as result of the Company’s decision to divest the facilities within our Industrial Segment, our Industrial Segment facilities were reclassified in the second quarter of 2007 (with the exception of Perma-Fix of Michigan, Inc. (“PFMI”) and Perma-Fix of Pittsburgh, Inc. (“PFP”), two non-operational facilities which were already reclassified as discontinued operations in 2004 and 2005, respectively) as discontinued operations, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  In 2008, we sold substantially all of the assets of Perma-Fix of Maryland, Inc. (“PFMD”), Perma-Fix of Dayton, Inc. (“PFD”), and Perma-Fix Treatment Services, Inc. (“PFTS”) within our Industrial Segment on January 8, 2008, March 14, 2008, and May 30, 2008, respectively.  The respective buyer of each facility’s assets also assumed certain liabilities/obligations of the facility (see “ – Discontinued Operations and Divestitures” in this section for accounting treatment of the divested facilities).  In September 2008, the Company’s Board of Directors approved the retention of Perma-Fix of Fort Lauderdale, Inc. (“PFFL”), Perma-Fix of Orlando, Inc. (“PFO”), and Perma-Fix of South Georgia, Inc. (“PFSG”) within our Industrial Segment.  As the result of this decision and in accordance with SFAS No. 144, the accompanying condensed financial statements have been restated for all periods presented to reflect the reclassification of these three facilities back into our continuing operations.

2.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

Recently Adopted Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements”, which codifies guidance on fair value measurements under generally accepted accounting principles.  This standard defines fair value, establishes a framework for measuring fair value, and prescribes expanded disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities.  SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007 and for non-financial assets and liabilities in fiscal years beginning after March 15, 2008.  We have evaluated the impact of the provisions applicable to our financial assets and liabilities and have determined that there is no current impact on our financial condition, results of operations, and cash flow.  The aspects that have been deferred by FSP FAS 157-2 pertaining to non-financial assets and non-financial liabilities was effective for us beginning January 1, 2009.  The adoption of the aspects of SFAS 157 that pertains to non-financial assets and liabilities did not have a significant effect on our earnings or financial position.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until December 31, 2008. The Company expects SFAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms, and size of acquisitions it consummates after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51”.  SFAS No. 160 changes the accounting and reporting for minority interest. Minority interest will be recharacterized as noncontrolling interest and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interest that do not result in a change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim period within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively.  This standard did not have any impact the Company’s financial position and results of operations.

In December 2007, the SEC issued SAB No. 110, which expressed the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R, “Share-Based Payment”.  In particular, the staff indicated in SAB No. 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term.  At the time SAB No. 107 was issued, the staff believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies.  Therefore, the SEC staff stated in SAB No. 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007.  The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007.  Accordingly, SAB No. 110 states that the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  The Company does not expect SAB No. 110 to materially impact its operations or financial position.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles.  FSP FAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  FSP No. 142-3 did not materially impact the Company’s financial position or results of operations.

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

In June 2008, the FASB ratified EITF (Emerging Issues Task Force) Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangement” (EITF 08-3), to provide guidance on the accounting of nonrefundable maintenance deposits.  It also provides revenue recognition accounting guidance for the lessor.  EITF 08-3 is effective for fiscal years beginning after December 15, 2008.  EITF 08-3 did not materially impact our financial condition, result of operations, and cash flows.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including the instrument’s contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal year beginning and after December 15, 2008.  EITF 07-5 did not materially impact our financial condition, result of operations, and cash flows.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statements No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1” and “FIN 45-4”). The FSP amends the disclosure requirements of FAS 133, “Accounting for Derivative Instruments and Hedging Activities”, requiring that the seller of a credit derivative, or writer of the contract, to disclose various items for each balance sheet presented including the nature of the credit derivative, the maximum amount of potential future payments the seller could be required to make, the fair value of the derivative at the balance sheet date, and the nature of any recorded provisions available to the seller to recover from third parties any of the amounts paid under the credit derivative. The FSP also amends FASB Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to require disclosure of the current status of the payment performance risk of the guarantee. The additional disclosure requirements above will be effective for reporting periods ending after November 15, 2008. The FSP also clarifies that the effective date of FAS 161 will be for any period, annual or interim, beginning after November 15, 2008.  This standard did not materially impact the Company’s current disclosure process.

In November 2008, the Emerging Issues Task Force issued EITF Issue No. 08-06, "Equity Method Investment Considerations", which clarifies the accounting for certain transactions involving equity method investments. This interpretation is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years.  EITF Issue No. 08-06 did not materially impact the Company’s financial position or results of operations.

In December 2008, the FASB issued FASB Staff Position FSP 132(R)-1, "Employers Disclosures about Postretirement Benefit Plan Assets", which provides additional guidance on employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009.  The Company does not expect FSP 132(R)-1 to materially impact operations or financial positions.

Recently Issued Accounting Standards
In April 2009, the FASB issued three related FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurement and other-than-temporary impairments of securities.

•
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ FSP FAS 157-4”), provides guidance for making fair value measurements more consistent with the principles presented in FASB Statement No, 157, “Fair Value Measurement”.  FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity adopting FSP FAS 157-4 early must also adopt FSP FAS 115-2 and FAS 124-2 early.

•
FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FSP 124-2”), provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual period ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity may adopt this FSP early only if it also elects to adopt FSP FAS 157-4 early.

•
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  However, an entity may adopt these interim fair value disclosure requirements early only if it also elects to adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 early.

We are currently evaluating the impact of these standards on our consolidated financial position and results of operations.

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”).  FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations.  FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies.  FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company expects FSP 141R-1 may have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation.

3.	Stock Based Compensation

We follow the provisions of SFAS 123R, “Share-Based Payment “ (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance.  This Statement establishes accounting standards for entity exchanges of equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

The Company has certain stock option plans under which it awards incentive and non-qualified stock options to employees, officer, and outside directors.  Stock options granted to employees have either a ten year contractual term with one-fifth yearly vesting over a five year period or a six year contractual term with one-third yearly vesting over a three year period.  Stock options granted to outside directors have a ten year contractual term with vesting period of six months.  On February 26, 2009, our Board of Directors authorized the grant of 75,000 Incentive Stock Options (“ISO”) to our newly named Chief Financial Officer (“CFO”) and 70,000 ISO to certain employees of the Company which allows for the purchase of Common Stock from the Company’s 2004 Stock Option Plan.  Both option grants were for a contractual term of six years with vesting period over a three year period at one-third increments per year.  The exercise price of the options granted was $1.42 per share which was based on our closing stock price on the date of grant.

As of March 31, 2009, we had 2,913,347 employee stock options outstanding, of which 1,777,847 are vested.  The weighted average exercise price of the 1,777,847 outstanding and fully vested employee stock option is $1.85 with a remaining weighted contractual life of 2.81 years.  Additionally, we had 645,000 outstanding and fully vested director stock options with a weighted average exercise price and remaining contractual life of $2.19 and 5.94 years, respectively.

The Company estimates fair value of stock options using the Black-Scholes valuation model.  Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield.  The fair value of the options granted to our CFO and certain employees noted above and the related assumptions used in the Black-Scholes option pricing model used to value the options granted as of March 31, 2009 were as follows.  The Company did not grant any options in the first quarter of 2008:

Employee Stock Options Granted
March 31, 2009
Weighted-average fair value per share	$1.42
Risk -free interest rate (1)	2.07% - 2.40%
Expected volatility of stock (2)	59.16% - 60.38%
Dividend yield	None
Expected option life (3)	4.6 years - 5.8 years

(1)  The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date over the expected term of the option.

(2)  The expected volatility is based on historical volatility from our traded Common Stock over the expected term of the option.

(3)  The expected option life is based on historical exercises and post-vesting data.

The following table summarizes stock-based compensation recognized for the three months ended March 31, 2009 and 2008 for our employee and director stock options.

	Three Months Ended
Stock Options	March 31,
	2009	2008
Employee Stock Options	$106,000	$83,000
Director Stock Options	30,000	43,000
Total	$136,000	$126,000

We recognized share based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant.  SFAS 123R requires that stock based compensation expense be based on options that are ultimately expected to vest.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.  For the February 26, 2009 option grant to our new CFO and certain employees, we estimated forfeiture rate of 0.0% for both for the first year of vesting.  Our estimated forfeiture rate is based on historical trends of actual forfeitures for similar positions.  As of March 31, 2009, we have approximately $901,000 of total unrecognized compensation cost related to unvested options, of which $266,000 is expected to be recognized in remaining 2009, $355,000 in 2010, $275,000 in 2011, and $5,000 in 2012.

4.	Capital Stock And Stock Plans

During the three months ended March 31, 2009, we had no option exercise.  We issued 50,559 shares of our Common Stock under our 2003 Outside Directors Stock Plan to our outside directors as compensation for serving on our Board of Directors.  We pay each of our outside directors $2,167 monthly in fees for serving as a member of our Board of Directors.  The Audit Committee Chairman receives an additional monthly fee of $1,833 due to the position’s additional responsibility.  In addition, each board member is paid $1,000 for each board meeting attendance as well as $500 for each telephonic conference call.  As a member of the Board of Directors, each director elects to receive either 65% or 100% of the director’s fee in shares of our Common Stock based on 75% of the fair market value of our Common Stock determined on the business day immediately preceding the date that the quarterly fee is due.  The balance of each director’s fee, if any, is payable in cash.

On July 28, 2006, our Board of Directors authorized a common stock repurchase program to purchase up to $2,000,000 of our Common Stock, through open market and privately negotiated transactions, with the timing, the amount of repurchase transactions, and the prices paid under the program as deemed appropriate by management and dependent on market conditions and corporate and regulatory considerations.  As of the date of this report, we have not repurchased any of our Common Stock under the program as we continue to evaluate this repurchase program within our internal cash flow and/or borrowings under our line of credit.

The summary of the Company’s total Plans as of March 31, 2009 as compared to March 31, 2008, and changes during the period then ended are presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2009	3,417,347	$2.03
Granted	145,000	1.42
Exercised	─	─		$	─
Forfeited	(4,000)	1.97
Options outstanding End of Period (1)	3,558,347	2.01	4.2		$413,175
Options Exercisable at March 31, 2009 (1)	2,422,847	$1.94	3.6		$336,325
Options Vested and expected to be vested at March 31, 2009	3,516,989	$1.94	4.2		$413,175

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2008	2,590,026	$1.91
Granted	─	─
Exercised	─	─		$	─
Forfeited	(47,334)	1.82
Options outstanding End of Period (1)	2,542,692	1.91	4.3		$96,673
Options Exercisable at March 31, 2008 (1)	2,244,692	$1.92	4.4		$96,673
Options Vested and expected to be vested at March 31, 2008	2,524,879	$1.91	4.3		$96,673

(1) Option with exercise price ranging from $1.22 to $2.98

5.	Earnings (Loss) Per Share

Basic earning per share excludes any dilutive effects of stock options, warrants, and convertible preferred stock.  In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings per share.

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(Amounts in Thousands, Except for Per Share Amounts)	2009	2008
Income (loss) per share from continuing operations
Income (loss) from continuing operations	$244	$(363)
Basic loss per share	$—	$(.01)
Diluted loss per share	$—	$(.01)

Income (loss) per share from discontinued operations
Income (loss) from discontinued operations	$304	$(675)
Basic income (loss) per share	$.01	$(.01)
Diluted income (loss) per share	$.01	$(.01)

Income per share from disposal of discontinued operations
Gain on disposal of discontinued operations	$—	$2,107
Basic income per share	$—	$.04
Diluted income per share	$—	$.04

Weighted average common shares outstanding – basic	53,982	53,704
Potential shares exercisable under stock option plans	23	—
Weighted average shares outstanding – diluted	54,005	53,704

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options	3,361	845

6.	Long Term Debt

Long-term debt consists of the following at March 31, 2009 and December 31, 2008:

(Amounts in Thousands)	March 31, 2009	December 31, 2008
Revolving Credit facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at option of prime rate
(3.25% at March 31,2009) plus 2.0 or minimum floor base London
InterBank Offer Rate ("LIBOR") of 2.5% plus 3.0%, balance due in
July 2012. (1)	$9,517	$6,516
Term Loan dated December 22, 2000, payable in equal monthly
installments of principal of $83, balance due in July 2012, variable interest paid monthly at option of prime rate plus 2.5% or minimum floor
base LIBOR of 2.5% plus 3.5%. (1)	6,417	6,667
Installment Agreement in the Agreement and Plan of Merger with
Nuvotec and PEcoS, dated April 27, 2007, payable in three equal yearly installment of principal of $833 beginning June 2009. Interest accrues at annual rate of 8.25% on outstanding principal balance starting
June 2007 and payable yearly starting June 2008	2,500	2,500
Various capital lease and promissory note obligations, payable 2009 to
2013, interest at rates ranging from 5.0% to 12.6%.	473	520
	18,907	16,203
Less current portion of long-term debt	2,020	2,022
	$16,887	$14,181

 (1)  Prior to March 5, 2009, variable interest was paid monthly at prime plus ½% for our Revolving Credit and prime plus 1.0% for our Term Loan.

Revolving Credit and Term Loan Agreement
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank, as amended.  The Agreement provided for a term loan ("Term Loan") in the amount of $7,000,000, which requires monthly installments of $83,000.  The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended.  The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary.  As of March 31, 2009, the excess availability under our Revolving Credit was $4,381,000 based on our eligible receivables.

Pursuant to the Agreement, as amended, we may terminate the Agreement upon 90 days’ prior written notice upon payment in full of the obligation.  We agreed to pay PNC 1% of the total financing in the event we pay off our obligations on or prior to August 4, 2009 and 1/2 % of the total financing if we pay off our obligations on or after August 5, 2009, but prior to August 4, 2010.  No early termination fee shall apply if we pay off our obligations after August 5, 2010.

On March 5, 2009, we entered into an Amendment to our PNC Agreement.  This Amendment increased our borrowing availability by approximately an additional $2,200,000.  In addition, pursuant to the Amendment, monthly interest due on our revolving line of credit was amended from prime plus 1/2% to prime plus 2.0% and monthly interest due on our Term Loan was amended from prime plus 1.0% to prime plus 2.5%.  The Company also has the option to pay monthly interest due on the revolving line of credit by using the LIBOR, with the minimum floor base LIBOR rate of 2.5%, plus 3.0% and to pay monthly interest due on the Term Loan using the minimum floor base LIBOR of 2.5%, plus 3.5%.  In addition, pursuant to the Amendment, the fixed charge coverage ratio was amended to reduce the availability monthly by $48,000.  The Amendment also allowed us to retain funds received from the sale of our PFO property which was completed in the fourth quarter of 2008.  All other terms and conditions to the credit facility remain principally unchanged.  As a condition of this Amendment, we agreed to pay PNC a fee of $25,000.  Funds made available under this Amendment were used to secure the additional financial assurance coverage needed by our DSSI subsidiary to operate under the PCB permit issued by the EPA on November 26, 2008 (see “Commitment and Contingency – Insurance” footnote for information regarding this financial assurance coverage).

Promissory Note and Installment Agreement
In acquiring our Material &Energy Corporation (“M&EC”) subsidiary, M&EC issued a promissory note in the principal amount of $3,700,000, together with interest at an annual rate equal to the applicable law rate pursuant to Section 6621 of the Internal Revenue Code, to Performance Development Corporation (“PDC”), dated June 25, 2001, for monies advanced to M&EC by PDC and certain services performed by PDC on behalf of M&EC prior to our acquisition of M&EC.  The principal amount of the promissory note was payable over eight years on a semiannual basis on June 30 and December 31, with a final principal payment to be made by December 31, 2008.  All accrued and unpaid interest on the promissory note was payable in one lump sum on December 31, 2008.  PDC directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC’s obligations to the IRS.  On December 29, 2008, M&EC and PDC entered into an amendment to the promissory note, whereby the outstanding principal and accrued interest due under the promissory note totaling approximately $3,066,000 is to be paid in the following installments:  $500,000 payment to be made by December 31, 2008 and five monthly payment of $100,000 to be made starting January 27, 2009, with the balance consisting of accrued and unpaid interest due on June 30, 2009.  We made the $500,000 payment on December 31, 2008 and have made three of the five monthly payments of $100,000 as of March 31, 2009.  Interest is to continue to accrue at the applicable law rate pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986, as amended.  We have been directed by PDC to make all payments under the promissory note, as amended, directly to the IRS to be applied to PDC’s obligations under its obligations with the IRS.  As of March 31, 2009, the outstanding balance due under the promissory note to PDC, as amended, was approximately $2,309,000, which consists of interest only.

In acquiring Perma-Fix Northwest, Inc. (“PFNW”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”), we agreed to pay shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2,500,000, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest is accrued on outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.  As of March 31, 2008, interest paid totaled approximately $216,000.  Interest accrued as of March 31, 2009 totaled approximately $155,000.  We also have an earn-out obligation to the former shareholders of PFNW as more fully discussed under Note 7 “Commitments and Contingencies – Earn Out Amount – Perma-Fix Northwest, Inc. (“PFNW”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”).

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

As of the date of this report, the Louisiana Department of Environmental Quality (“LDEQ”) has collected approximately $8,400,000 for the remediation of the site and has completed removal of above ground waste from the site.  The EPA’s unofficial estimate to complete remediation of the site is between $9,000,000 and $12,000,000; however, based on preliminary outside consulting work hired by the PRP group, which we are a party to, the remediation costs could be below EPA’s estimation.  The PRP Group has established a cooperative relationship with LDEQ and EPA, and is working closely with these agencies to assure that the funds held by LDEQ are used cost-effectively.  As a result of recent negotiations with LDEQ and EPA, further remediation work by LDEQ has been put on hold pending completion of a site assessment by the PRP Group.  This site assessment could result in remediation activities to be completed within the funds held by LDEQ.  As part of the PRP Group, we have paid an initial assessment of $10,000 in the fourth quarter of 2007, which was allocated among the facilities. In addition, we accrued approximately $27,000 in the third quarter of 2008 for our estimated portion of the cost of the site assessment, which was allocated among the facilities.  Approximately $9,000 of the accrued amount was paid to the PRP Group in the fourth quarter of 2008.  As of the date of this report, we cannot accurately access our ultimate liability.  The Company records its environmental liabilities when they are probable of payment and can be estimated within a reasonable range.  Since this contingency currently does not meet this criteria, a liability has not been established.

Notice of Violation - Perma-Fix Treatment Services, Inc. (“PFTS”)
In July 2008, PFTS received a notice of violation (“NOV”) from the Oklahoma Department of Environmental Quality (“ODEQ”) alleging that eight loads of waste materials received by PFTS between January 2007 and July 2007 were improperly analyzed to assure that the treatment process rendered the waste non-hazardous before disposition in PFTS’ non-hazardous injection well.  The ODEQ alleges the handling of these waste materials violated regulations regarding hazardous waste.  Settlement discussions have resulted in a proposal to fund a supplemental environmental project (“SEP”) in lieu of a civil penalty.  The estimated cost of the SEP is approximately $5,000, which is subject to finalization and execution of a settlement agreement.  The settlement date is estimated to be during the second quarter of 2009.  PFTS sold most all of its assets to a non-affiliated third party on May 30, 2008.

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

Earn-Out Amount – Perma-Fix Northwest, Inc. (“PFNWR”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”)
In connection with the acquisition of PFNW (f/n/a “Nuvotec”) and PFNWR (f/k/a Pacific EcoSolutions, Inc. (“PEcoS”) in 2007, we could be required to pay an earn-out amount not to exceed $4,552,000 over a four year period, pursuant to the Merger Agreement, as amended, with the first $1,000,000 of the earn-out amount to be placed into an escrow account to satisfy any indemnification obligations to us of Nuvotec, PEcoS, and the former shareholders of Nuvotec.  The earn-out amounts will be earned if certain annual revenue targets are met by the Company’s consolidated Nuclear Segment.  We anticipate that all or a portion of the first $1,000,000 of the earn-out amount could be placed in an escrow account during the later part of 2009 to satisfy any indemnification obligations under the Agreement.

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

In June 2003, we entered into a 25-year finite risk insurance policy with American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure.  Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations.  The policy provided an initial maximum $35,000,000 of financial assurance coverage and has available capacity to allow for annual inflation and other performance and surety bond requirements.  Our initial finite risk insurance policy required an upfront payment of $4,000,000, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account.  We are required to make seven annual installments, as amended, of $1,004,000, of which $991,000 is to be deposited in the sinking fund account, with the remaining $13,000 represents a terrorism premium.  In addition, we are required to make a final payment of $2,008,000, of which $1,982,000 is to be deposited in the sinking fund account, with the remaining $26,000 represents a terrorism premium.  In March 2009, we paid our sixth of the eight required remaining payments.  In March 2009, we secured additional financial assurance coverage of approximately $5,421,000 with AIG which will enable our Diversified Scientific Services, Inc. (“DSSI”) facility to receive and process wastes under a permit issued by the U.S. Environment Protection Agency (“EPA”) Region 4 on November 26, 2008 to commercially store and dispose of Polychlorinated Biphenyls (“PCBs”).  DSSI began the permitting process to add Toxic Substances Control Act (“TSCA”) regulated wastes, namely PCBs, containing radioactive constituents to its authorization in 2004 in order to meet the demand for the treatment of government and commercially generated radioactive PCB wastes.  We secured this additional financial assurance coverage requirement by increasing our initial 25-year finite risk insurance policy with AIG from maximum policy coverage of $35,000,000 to $39,000,000, of which our total financial coverage amounts to $35,871,000 as of March 31, 2009.  Payment for this additional financial assurance coverage requires a total payment of approximately $5,219,000, consisting of an upfront payment of $2,000,000, of which approximately $1,655,000 will be deposited into a sinking fund account, with the remaining representing fee payable to AIG.  In addition, we are required to make three yearly payments of approximately $1,073,000 starting December 31, 2009, of which $888,000 will be deposited into a sinking fund account, with the remaining to represent fee payable to AIG.  We made our initial $2,000,000 payment to AIG on March 6, 2009 from funds made available from an Amendment to our loan Agreement entered between us, our subsidiary, and PNC Bank, National Association, on March 5, 2009.

As of March 31, 2009, we have recorded $9,591,000 in our sinking fund related to the policy noted above on the balance sheet, which includes interest earned of $757,000 on the sinking fund as of March 31, 2009.  Interest income for the three month ended March 31, 2009 was $26,000.  On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract.  If we so elect, the Insurer is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility, which we acquired in June 2007, with AIG.  The policy provides an initial $7,800,000 of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8,200,000.  The policy will renew automatically on an annual basis at the end of the four year term and will not be subject to any renewal fees.  The policy requires total payment of $7,158,000, consisting of an annual payment of $1,363,000, two annual payments of $1,520,000, starting July 31, 2007 and an additional $2,755,000 payment to be made in five quarterly payments of $551,000 beginning September 2007.  In July 2007, we paid the $1,363,000, of which $1,106,000 represented premium on the policy and the remaining was deposited into a sinking fund account.  In July 2008, we paid the first of the two $1,520,000 payments, with $1,344,000 deposited into a sinking fund account and the remaining representing premium.   We have made all of the five quarterly payments which were deposited into a sinking fund.  As of March 31, 2009, we have recorded $4,451,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $96,000 on the sinking fund as of March 31, 2009.  Interest income for the three months ended March 31, 2009 totaled $25,000.

8.	Discontinued Operations and Divestitures
Our discontinued operations encompass our PFMD, PFD, and PFTS facilities within our Industrial Segment as well as two previously shut down locations, PFP and PFMI, two facilities which were approved as discontinued operations by our Board of Directors effective November 8, 2005, and October 4, 2004, respectively.  As discussed in “Note 1 – Basis of Presentation”, in May 2007, PFMD, PFD, and PFTS met the held for sale criteria under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and therefore, certain assets and liabilities of these facilities were classified as discontinued operations in the Consolidated Balance Sheet, and we ceased depreciation of these facilities’ long-lived assets classified as held for sale in May 2007.

On January 8, 2008, we sold substantially all of the assets of PFMD, pursuant to the terms of an Asset Purchase Agreement, dated January 8, 2008.  In consideration for such assets, the buyer paid us $3,811,000 (purchase price of $3,825,000 less closing costs) in cash at the closing and assumed certain liabilities of PFMD.  The cash consideration was subject to certain working capital adjustments after closing.  Pursuant to the terms of our credit facility, $1,400,000 of the proceeds received was used to pay down our term loan, with the remaining funds used to pay down our revolver.  In the fourth quarter of 2008, we received a final working capital adjustment of $170,000 from the buyer.  We sold $3,100,000 of PFMD’s assets, which excludes approximately $10,000 of restricted cash.  The buyer assumed liabilities in the amount of approximately $1,108,000.  Total expenses related to the sale of PFMD totaled approximately $132,000.  We recorded $1,786,000 (net of taxes of $71,000) in final gain on the sale of PFMD which was recorded separately on the Consolidated Statement of Operations as “Gain on disposal of discontinued operations, net of taxes” for the year ended December 31, 2008.

On March 14, 2008, we completed the sale of substantially all of the assets of PFD, pursuant to the terms of an Asset Purchase Agreement, dated March 14, 2008, for approximately $2,143,000 in cash, subject to certain working capital adjustments after the closing, plus the assumption by the buyer of certain of PFD’s liabilities and obligations.  We received cash of approximately $2,139,000 at closing, which was net of certain closing costs.  The proceeds received were used to pay down our term loan.  In the second quarter of 2008, we paid to the buyer a final working capital adjustment of $209,000.  We sold approximately $3,103,000 of PFD’s assets.  The buyer assumed liabilities in the amount of approximately $1,635,000.  Expenses related to the sale of PFD totaled approximately $206,000.  Our final gain on the sale PFD totaled $256,000, net of taxes of $0, which was recorded on the Consolidated Statement of Operations as “Gain on disposal of discontinued operations, net of taxes”, for the year ended December 31, 2008.

On May 30, 2008, we completed sale of substantially all of the assets of PFTS, pursuant to the terms of an Asset Purchase Agreement, dated May 14, 2008 as amended by a First Amendment dated May 30, 2008.  In consideration for such assets, the buyer paid us $1,468,000 (purchase price of $1,503,000 less certain closing/settlement costs) in cash at closing and assumed certain liabilities of PFTS.  The cash consideration was subject to certain working capital adjustments after closing.  Pursuant to the terms of our credit facility, the proceeds received were used to pay down our term loan with the remaining funds used to pay down our revolver.  In July 2008, we paid the buyer a final working capital adjustment of $135,000.  We sold $1,861,000 of PFTS’s assets.  The buyer assumed liabilities in the amount of approximately $996,000.  Expenses related to the sale of PFTS totaled approximately $186,000.  We recorded a final gain on the sale of PFTS of $281,000, net of taxes of $0, which was recorded on the Consolidated Statement of Operations as “Gain on disposal of discontinued operations, net of taxes”, for the year ended December 31, 2008.

In connection with the divestiture of PFTS above, the buyer of PFTS’s assets is required to replace our financial assurance bond with its own financial assurance mechanism for facility closures.  Our financial assurance bond of $685,000 for PFTS was required to remain in place until the buyer has provided replacement coverage.  On March 24, 2009, the appropriate regulatory authority authorized the release of our financial assurance bond of $685,000 for PFTS.  As a result of this authorized financial assurance release, we recorded a recovery of approximately $400,000 in closure costs which was included in “income from discontinued operations, net of taxes” on the Consolidated Statement of Operations for the three months ended March 31, 2009.

The following table summarizes the results of discontinued operations for the three months ended March 31, 2009 and 2008.  The gains on disposals of discontinued operations, net of taxes, were reported separately on our Consolidated Statements of Operations as “Gain on disposal of discontinued operations, net of taxes”.  The operating results of discontinued operations are included in our Consolidated Statements of Operations as part of our “Income (loss) from discontinued operations, net of taxes”.

	Three Months Ended March 31,
(Amounts in Thousands)	2009	2008

Net revenues	$—	$2,387
Interest expense	(20)	(40)
Operating income (loss) from discontinued operations (1)	304	(675)
Gain on disposal of discontinued operations (2)	—	2,107
Income (loss) from discontinued operations	304	1,432

(1) Net of taxes of $0 for each of the three months ended March 31, 2009 and 2008, respectively.

(2) Net of taxes of $0 and $43 for three months ended March 31, 2009 and 2008, respectively.

Assets and liabilities related to discontinued operations total $711,000 and $2,491,000 as of March 31, 2009, respectively and $761,000 and $2,994,000 as of December 31, 2008, respectively.

The following table presents the Industrial Segment’s major classes of assets and liabilities of discontinued operations that are classified as held for sale as of March 31, 2009 and December 31, 2008.  The held for sale asset and liabilities balances as of December 31, 2008 may differ from the respective balances at closing:

	March 31,	December 31,
(Amounts in Thousands)	2009	2008

Account receivable, net	$—	$—
Inventories	—	—
Other assets	—	22
Property, plant and equipment, net (1)	651	651
Total assets held for sale	$651	$673
Account payable	$—	$—
Deferred revenue	—	—
Accrued expenses and other liabilities	22	5
Note payable	—	—
Environmental liabilities	—	—
Total liabilities held for sale	$22	$5

 (1) net of accumulated depreciation of $13 for as of March 31, 2009 and December 31, 2008.

The following table presents the Industrial Segment’s major classes of assets and liabilities of discontinued operations that are not held for sale as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
(Amounts in Thousands)	2009	2008

Other assets	$60	$88
Total assets of discontinued operations	$60	$88
Account payable	$—	$15
Accrued expenses and other liabilities	1,467	1,947
Deferred revenue	—	—
Environmental liabilities	1,002	1,027
Total liabilities of discontinued operations	$2,469	$2,989

The Industrial Segment includes two previously shut-down facilities which were presented as discontinued operations in prior years.  These facilities include Perma-Fix of Pittsburgh (“PFP”) and Perma-Fix of Michigan (“PFMI”).  Our decision to discontinue operations at PFP was due to our reevaluation of the facility and our inability to achieve profitability at the facility.  During February 2006, we completed the remediation of the leased property and the equipment at PFP, and released the property back to the owner.  Our decision to discontinue operations at PFMI was principally a result of two fires that significantly disrupted operations at the facility in 2003, and the facility’s continued drain on the financial resources of our Industrial Segment.  As a result of the discontinued operations at the PFMI facility, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006.  In September 2006, PFMI signed a Corrective Action Consent Order with the State of Michigan, requiring performance of studies and development and execution of plans related to the potential clean-up of soils in portions of the property.  The level and cost of the clean-up and remediation are determined by state mandated requirements.  During 2006, based on state-mandated criteria, we began implementing the modified methodology to remediate the facility.  We have spent approximately $751,000 for closure costs since discontinuation of PFMI in October 2004, of which approximately $6,000 was spent during the three months ended March 31, 2009 and $26,000 was spent during 2008.  We have $532,000 accrued for the closure, as of March 31, 2009, and we anticipate spending $267,000 in the remaining nine months of 2009, with the remainder over the next five years.  Based on the current status of the Corrective Action, we believe that the remaining reserve is adequate to cover the liability.

As of March 31, 2009, PFMI has a pension payable of $1,067,000.  The pension plan withdrawal liability is a result of the termination of the union employees of PFMI.  The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST.  The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period.  This obligation is recorded as a long-term liability, with a current portion of $184,000 that we expect to pay over the next year.

9.	Operating Segments

Pursuant to FAS 131, we define an operating segment as a business activity:

•	from which we may earn revenue and incur expenses;

•	whose operating results are regularly reviewed by the segment president to make decisions about resources to be allocated to the segment and assess its performance; and

•	for which discrete financial information is available.

We currently have three operating segments, which are defined as each business line that we operate.  This however, excludes corporate headquarters, which does not generate revenue, and our discontinued operations, which include certain facilities within our Industrial Segment (See “Note 8 – Discontinued Operations and Divestitures” to “Notes to Consolidated Financial Statements”).

Our operating segments are defined as follows:

The Nuclear Waste Management Services Segment (“Nuclear Segment”) provides treatment, storage, processing and disposal of nuclear, low-level radioactive, mixed (waste containing both hazardous and non-hazardous constituents), hazardous and non-hazardous waste through our four facilities:  Perma-Fix of Florida, Inc., Diversified Scientific Services, Inc., East Tennessee Materials and Energy Corporation, and Perma-Fix of Northwest Richland, Inc.

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

The Industrial Waste Management Services Segment (“Industrial Segment”) provides on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial waste, and wastewater through our three facilities: Perma-Fix of Ft. Lauderdale, Inc., Perma-Fix of Orlando, Inc., and Perma-Fix of South Georgia, Inc.

The table below presents certain financial information of our operating segment as of and for the three months ended March 31, 2009 and 2008 (in thousands).

Segment Reporting for the Quarter Ended March 31, 2009
	Nuclear		Engineering	Industrial	Segments Total	Corporate (2)		Consolidated Total
Revenue from external customers	$19,114	(3)	$779	$2,109	$22,002	$—		$22,002
Intercompany revenues	751		170	188	1,109	—		1,109
Gross profit	4,292		226	570	5,088	—		5,088
Interest income	—		—	—	—	51		51
Interest expense	360		1	5	366	181		547
Interest expense-financing fees	—		—	—	—	13		13
Depreciation and amortization	1,056		10	103	1,169	11		1,180
Segment profit (loss)	1,749		86	54	1,889	(1,645)		244
Segment assets (1)	98,377		2,152	5,431	105,960	19,481	(4)	125,441
Expenditures for segment assets	252		—	49	301	3		304
Total long-term debt	2,802		27	144	2,973	15,934		18,907

Segment Reporting for the Quarter Ended March 31, 2008
	Nuclear		Engineering	Industrial	Segments Total	Corporate (2)		Consolidated Total
Revenue from external customers	$13,981	(3)	$902	$2,587	$17,470	$—		$17,470
Intercompany revenues	611		98	197	906	—		906
Gross profit	3,554		255	637	4,446	—		4,446
Interest income	2		—	—	2	66		68
Interest expense	206		1	5	212	159		371
Interest expense-financing fees	—		—	—	—	52		52
Depreciation and amortization	1,103		7	—	1,110	11		1,121
Segment profit (loss)	976		128	(35)	1,069	(1,432)		(363)
Segment assets (1)	95,578		2,196	6,107	103,881	15,702	(4)	119,583
Expenditures for segment assets	512		—	46	558	7		565
Total long-term debt	6,152		3	201	6,356	7,280		13,636

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)	Amounts reflect the activity for corporate headquarters not included in the segment information.

(3)
The consolidated revenues within the Nuclear Segment include the CH Plateau Remediation Company (“CHPRC”) revenue of $10,748,000 or 48.8% of our total consolidated revenue for the quarter ended March 31, 2009.  Our M&EC facility was awarded a subcontract by CHPRC, a general contractor to the Department of Energy (“DOE”), in the second quarter of 2008.  The consolidated revenue within the Nuclear Segment also include the Fluor Hanford revenue of $0 or 0% and $1,766,000 or 10.1% for the quarter ended March 31, 2009 and 2008, respectively.  Effective October 1, 2008, CHPRC began management of waste activities previously under Fluor Hanford, DOE’s general contractor prior to CHPRC.  See “Known Trends and Uncertainties – Significant Customers” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the revenue transition discussion.

(4)	Amount includes assets from discontinued operations of $711,000 and $2,541,000 as of March 31, 2009 and 2008, respectively.

10.	Income Taxes

The provision for income taxes is determined in accordance with SFAS No. 109, “Accounting for Income Taxes”.  Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”, which attempts to set out a consistent framework for the recognition and measurement of uncertain tax positions. This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit which is greater than 50% likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. The Company adopted this Interpretation as of January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial statements.

We have not yet filed our income tax returns for the period ended December 31, 2008 tax year; however, we expect that the actual return will mirror tax positions taken within our income tax provision for 2008.  As we believe that all such positions are fully supportable by existing Federal law and related interpretations, there are no uncertain tax positions to consider in accordance with FIN 48.  The impact of our reassessment of our tax positions in accordance with FIN 48 for the first quarter of 2009 did not have any impact on our result of operations, financial condition or liquidity.

11.	Closure Costs

We accrue for the estimated closure costs as determined pursuant to Resource Conservation and Recovery Act (“RCRA”) guidelines for all fixed-based regulated operating and discontinued facilities, even though we do not intend to or have present plans to close any of our existing facilities.  The permits and/or licenses define the waste, which may be received at the facility in question, and the treatment or process used to handle and/or store the waste.  In addition, the permits and/or licenses specify, in detail, the process and steps that a hazardous waste or mixed waste facility must follow should the facility be closed or cease operating as a hazardous waste or mixed waste facility.  Closure procedures and cost calculations in connection with closure of a facility are based on guidelines developed by the federal and/or state regulatory authorities under RCRA and the other appropriate statutes or regulations promulgated pursuant to the statutes.  The closure procedures are very specific to the waste accepted and processes used at each facility.  We recognize the closure cost as a liability on the balance sheet.  Since all our facilities are acquired facilities, the closure cost for each facility was recognized pursuant to a business combination and recorded as part of the purchase price allocation of fair value to identifiable assets acquired and liabilities assumed.

The closure calculation is increased annually for inflation based on RCRA guidelines, and for any approved changes or expansions to the facility, which may result in either an increase or decrease in the approved closure amount.  If there is a change to the closure estimate, we record this change in the liability and asset, with the asset depreciated in accordance with our depreciation policy.  Annual inflation factor increases are expensed during the current year.  In the first quarter of 2009, due to change in estimate of the costs to close our DSSI facility based on federal/state regulatory guidelines, we increased our closure accrual for our DSSI facility by approximately $1,980,000.  This change in estimate resulted from the permit that our DSSI facility received from the U.S. EPA Region 4 in November 2008 which will enable the facility to commercially store and dispose of PCBs.

12.	Subsequent Event

Shelf Registration
On April 8, 2009, the Company filed a shelf registration statement on Form S-3 with the SEC.  The shelf registration statement, if and when declared effective by the SEC, would give the Company the ability to sell up to 5,000,000 shares of its Common Stock.  After the shelf registration is declared effective by the SEC, the Common Stock may be sold from time to time and through one or more methods of distribution, subject to market conditions and the Company’s capital needs, and any sales of securities through the registration statement will be used for general working capital requirements and/or to fund possible acquisitions or investments.  Under the terms of our existing credit facility, we are required to maintain such investments with our lender or its affiliates, which will serve as additional collateral under our credit facility.  The terms of any offering would be established at the time of the offering.  The shelf registration was put in place given the current market environment, as it provides the Company greater financial flexibility in the event we identify strategic opportunities that may require additional capital.  The registration statement referred to above has not become effective.  These securities covered by this registration statement may not be sold nor may offers to buy be accepted prior to the time the registration statement become effective.  The above reference to the registration statement shall not constitute an offer to sell or a solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state.

Loan and Securities Purchase Agreement
The Audit Committee of the Company recommended to the Board of Directors, and the Company’s Board of Director approved, the Company entering into a Loan and Securities Purchase Agreement (“Agreement”) with Mr. William N. Lampson and Mr. Diehl Rettig.  As a result of such approval, the parties have executed the Agreement.  Under the Agreement, Messrs. Lampson and Rettig (collectively, the “Lenders”) have loaned us $3,000,000 pursuant to the terms of the Agreement.  Mr. Lampson was formerly a major shareholder of Nuvotec USA, Inc. (n/k/a Perma-Fix Northwest, Inc. (“PFNWR”)) and its wholly owned subsidiary, Pacific EcoSolution, Inc. (n/k/a Perma-Fix Northwest Richland, Inc. (“PFNWR”)) prior to our acquisition of PFNW and PFNWR, and Mr. Rettig was formerly a shareholder of, and counsel for, Nuvotec USA, Inc. at the time of our acquisition.  The Company has entered into a Promissory Note (“Note”) in the amount of $3,000,000 with the Lenders.  The proceeds of the loan are to be used primarily to pay off a certain promissory note, dated June 25, 2001, as amended on December 28, 2008, entered into by our M&EC subsidiary with Performance Development Corporation (“PDC”), with the remaining funds, if any, used for working capital purposes.  The balance of the PDC promissory was approximately $2,309,000 as of March 31, 2009.  The Agreement and the Note provide for monthly principal repayment of approximately $87,000 plus accrued interest, starting June 8, 2009, and on the 8th day of each month thereafter, with interest payable at LIBOR plus 4.5%, with LIBOR of at least 1.5%.  Any unpaid principal balance along with accrued interest is due May 8, 2011.  The Note may be prepaid at anytime by the Company without penalty.

The Agreement provides that, in consideration of the Company receiving the loan, the Company is to issue to Messrs. Lampson and Rettig, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and/or Rule 506of Regulation D promulgated under the Act, within five business days following the closing date of the loan an aggregate of 200,000 shares of the Company’s Common Stock (“Shares”) and two Warrants to purchase up to an aggregate 150,000 shares of the Company’s Common Stock (“Warrant Shares”) at an exercise price of $1.50 per share, with Mr. Lampson receiving 180,000 Shares and a Warrant to purchase up to an aggregate of 135,000 Warrant Shares and Mr. Rettig receiving 20,000 Shares and a Warrant to purchase up to an aggregate of 15,000 Warrant Shares.  In addition, under the terms of the Agreement and Note, if the Company defaults in payment of any principal or interest under the Note and such default continues for 30 days, the Lenders shall have the right to declare the Note immediately due and payable and to have payment of the remaining unpaid principal amount and accrued interest (“Payoff Amount”) in one of the two methods, at their option:

•	in cash, or

•
subject to certain limitations and pursuant to an exemption from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D, in shares of Company Common Stock, with the number of shares to be issued determined by dividing the unpaid principal balance as of the date of default, plus accrued interest, by a dollar amount equal to the closing bid price of the Company’s Common Stock on the date of default as reported on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) (“Payoff Shares”).  The Payoff Amount is to be paid as follows:  90% to Mr. Lampson and 10% to Mr. Rettig.

The aggregate number of Shares, Warrant Shares, and Payoff Shares that are to be issued to the Lenders under the Agreement and Note, together with the aggregate shares of the Company’s Common Stock and other Company voting securities owned by the Lenders as of the date of issuance of the Payoff Shares, if any, shall not exceed:

•	the number of shares equal to 19.9% of the number of shares of the Company’s Common Stock issued and outstanding as of the date of the Agreement, or

•	19.9% of the voting power of all of the Company’s voting securities issued and outstanding as of the date of the Agreement.

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

•	cash flow from operations and our available liquidity from our line of credit are sufficient to service our current obligations;
•	government funding and economic stimulus package should positively impact our existing government contracts;
•	demand for our service will continue to be subject to fluctuations;
•	effect on us due to reductions in the level of government funding;
•	we plan to fund any repurchases under the common stock repurchase plan through our internal cash flow and/or borrowing under our line of credit;
•	ability to generate sufficient cash flow from operations to fund all costs of operations;
•	ability to remediate certain contaminated sites for projected amounts;
•	no further impairment of intangible or tangible assets;
•
despite our aggressive compliance and auditing procedures for disposal of wastes, we could, in the future, be notified that we are a Partially Responsible Party (“PRP”) at a remedial action site, which could have a material adverse effect;

•	ability to generate funds internally to remediate sites;
•	ability to fund budgeted capital expenditures of $1,300,000 during 2009 through our operations or lease financing or a combination of both;
•	growth of our Nuclear Segment;
•	we believe full operations under the CHPRC subcontract will result in revenues for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year base period;
•	settlement of the Notice of Violation at PFTS is estimated to be during the second quarter of 2009, subject to finalization and execution of a settlement agreement;
•
Our inability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor) could have a material adverse effect on our operations and financial condition;

•
although we have seen smaller fluctuation in government receipts between quarters in recent years, as government spending is contingent upon its annual budget and allocation of funding, we cannot provide assurance that we will not have larger fluctuations in the quarters in the near future;

•	we anticipate spending $267,000 in the remaining nine months of 2009 to remediate the PFMI site, with the remainder over the next five years;
•	based on the current status of Corrective Action for PFMI, we believe that the remaining reserve is adequate to cover the liability;
•	we believe we maintain insurance coverage adequate for our needs and which is similar to, or greater than the coverage maintained by other companies of our size in the industry;
•	we anticipate remediation of these control weaknesses by the third quarter of 2009;
•	potential for fines and remediation of our waste management facilities;
•	In the event of failure of AIG, this could significantly impact our operations and our permits;
•
the Company expects SFAS No. 141R and FSP No. 141R-1 will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions it consummates after the effect date;

•	the Company does not expect the adoption of SAB No. 110 and FSP 132(R)-1 to materially impact our operations or financial position; and
•	placing the first $1,000,000 of the escrow amount we may be required to pay in connection with the acquisition of PFNWR and PFNW in an escrow account during the later part of 2009.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct.  There are a variety of factors, which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

•	general economic conditions;
•	material reduction in revenues;
•	ability to meet PNC covenant requirements;
•	inability to collect in a timely manner a material amount of receivables;
•	increased competitive pressures;
•	the ability to maintain and obtain required permits and approvals to conduct operations;
•	the ability to develop new and existing technologies in the conduct of operations;
•	ability to retain or renew certain required permits;
•
discovery of additional contamination or expanded contamination at any of the sites or facilities leased or owned by us or our subsidiaries which would result in a material increase in remediation expenditures;

•	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
•	potential increases in equipment, maintenance, operating or labor costs;
•	management retention and development;
•	financial valuation of intangible assets is substantially more/less than expected;
•	the requirement to use internally generated funds for purposes not presently anticipated;
•	inability to continue to be profitable on an annualized basis;
•	the inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
•	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
•	renegotiation of contracts involving the federal government;
•	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment; and
•	Risk Factors contained in Item 1A of our 2008 Form 10-K.

The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview
We provide services through three reportable operating segments: Nuclear Waste Management Services Segment (“Nuclear Segment”), Industrial Waste Management Services Segment (“Industrial Segment”), and Consulting Engineering Services Segment (“Engineering Segment”).   The Nuclear Segment provides treatment, storage, processing and disposal services of mixed waste (waste containing both hazardous and low-level radioactive materials) and low-level radioactive wastes, including research, development and on-site and off-site waste remediation.  Our Industrial Segment provides on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial waste and wastewater.  Our Engineering Segment provides a wide variety of environmental related consulting and engineering services to both industry and government.  These services include oversight management of environmental restoration projects, air, soil, and water sampling, compliance reporting, emission reduction strategies, compliance auditing, and various compliance and training activities.

The first quarter of 2009 reflected a revenue increase of $4,532,000 to $22,002,000 or 25.9% from revenue of $17,470,000 for the same period of 2008.  Within our Nuclear Segment, we generated revenue of $19,114,000 in the first quarter of 2009, an increase of $5,133,000 or 36.7% from the corresponding period of 2008.  The increase in revenue within our Nuclear Segment was primarily due to revenue generated from the subcontract awarded to our M&EC subsidiary by CH Plateau Remediation Company (“CHPRC”), a general contractor to the Department of Energy (“DOE”), in the second quarter of 2008.  This increase in revenue was offset by lower receipts from remaining generators.  Our Industrial Segment generated $2,109,000 in revenue in the quarter ended March 31, 2009, as compared to $2,587,000 for the corresponding period of 2008, or 18.5 % decrease.  This decrease was primarily the result of lower oil sales revenue resulting from both decreased volume and lower average price per gallon and less field service work in the first quarter of 2009 as compared to first quarter of 2008 resulting from the slow down in the economy.  Revenue in our Industrial Segment includes revenue of Perma-Fix of Fort Lauderdale, Inc. (“PFFL”), Perma-Fix of South Georgia, Inc. (“PFSG”), and Perma-Fix of Orlando, Inc. (“PFO”).  In May 2007, our Board of Directors authorized the divestiture of our Industrial Segment.  In September 2008, our Board of Directors approved retaining the three facilities/operations at PFFL, PFSG, and PFO, which resulted in the reclassification of these three facilities/operations back into our continuing operations.  Revenue for the first quarter of 2009 from the Engineering Segment decreased $123,000 or 13.6% to $779,000 from $902,000 for the same period of 2008.

The first quarter 2009 gross profit increased $642,000 or 14.4% from the corresponding period of 2008 due primarily to the CHPRC subcontract at M&EC.

SG&A for the first quarter of 2009 decreased 2.7% to $4,339,000 from $4,460,000 in the corresponding period of 2008.

Our working capital position at March 31, 2008 was a negative $2,301,000, which includes working capital of our discontinued operations, as compared to a negative working capital of $3,886,000 as of December 31, 2008.  The improvement in our working capital was primarily the result of the reduction in our current unbilled receivable of approximately $1,264,000 as we continue our efforts to invoice our customers.  In addition, we continue to reduce our account payables and other current debts by utilizing funds generated by our operations.  Our working capital in the first quarter of 2009 was also impacted by the annual cash payment to the finite risk sinking fund of $1,004,000 and capital spending of approximately $304,000.

Outlook
We believe that the higher government funding made available to remediate DOE sites than past years under the 2009 government budget along with the economic stimulus package (American Recovery and Reinvestment Act), enacted by the Congress in February 2009, will provide substantial funds to remediate DOE sites and thus should positively impact our existing government contracts within our Nuclear Segment.  However, we expect that demand for our services will continue to be subjected to fluctuations due to a variety of factors beyond our control, including the current economic recession and conditions, and the manner in which the federal government will be required to spend funding to remediate federal sites.   Our operations depend, in large part, upon governmental funding, particularly funding levels at the DOE.  In addition, our governmental contracts and subcontracts relating to activities at governmental sites are subject to termination or renegotiation on 30 days notice at the government’s option.  Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows.

Results of Operations
The reporting of financial results and pertinent discussions are tailored to three reportable segments: Nuclear, Industrial, and Engineering.

	Three Months Ended March 31,
Consolidated (amounts in thousands)	2009	%	2008	%
Net revenues	$22,002	100.0	$17,470	100.0
Cost of good sold	16,914	76.9	13,024	74.6
Gross profit	5,088	23.1	4,446	25.4
Selling, general and administrative	4,339	19.7	4,460	25.5
Gain on disposal of property and equipment	12	—	—	—
Income (loss) from operations	$761	3.4	$(14)	(.1)
Interest income	51	.2	68	.4
Interest expense	(547)	(2.5)	(371)	(2.1)
Interest expense-financing fees	(13)	—	(52)	(.3)
Other	1	—	6	—
Income (loss) from continuing operations before taxes	253	1.1	(363)	(2.1)
Income tax expense	9	—	—	—
Income (loss) from continuing operations	244	1.1	(363)	(2.1)
Preferred Stock dividends	—	—	—	—

Summary – Three Months Ended March 31, 2009 and 2009

Consolidated revenues increased $4,532,000 for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, as follows:

(In thousands)	2009	% Revenue	2008	% Revenue	Change	% Change
Nuclear
Government waste	$4,678	21.3	$6,335	36.3	$(1,657)	(26.2)
Hazardous/Non-hazardous	958	4.4	855	4.9	103	12.0
Other nuclear waste	2,730	12.4	5,025	28.7	(2,295)	(45.7)
Fluor Hanford	—	—	1,766	10.1	(1,766)	(100.0)
CHPRC	10,748	48.8	—	—	10,748	100.0
Total	19,114	86.9	13,981	80.0	5,133	36.7

Industrial
Commercial	$1,228	5.6	$1,398	8.0	$(170)	(12.2)
Government services	127	0.6	240	1.4	(113)	(47.1)
Oil Sales	754	3.4	949	5.4	(195)	(20.5)
Total	2,109	9.6	2,587	14.8	(478)	(18.5)

Engineering	779	3.5	902	5.2	(123)	(13.6)

Total	$22,002	100.0	$17,470	100.0	$4,532	25.9

Net Revenue
The Nuclear Segment realized revenue growth of $5,133,000 or 36.7% for the three months ended March 31, 2009 over the same period in 2008.  In the second quarter of 2008, our M&EC subsidiary was awarded a subcontract by CHPRC to perform a portion of facility operations and waste management activities for the DOE Hanford, Washington Site.  Operations of this subcontract commenced at the DOE Hanford Site on October 1, 2008.  We believe full operations under this subcontract will result in revenues for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year based period. This subcontract is a cost plus award fee subcontract.  Revenue from CHPRC totaled $10,748,000 or 48.8% of our total revenue from continuing operations, which include approximately $7,538,000 of revenue under this CHPRC subcontract at M&EC.  Effective October 1, 2008, CHPRC also began management of waste activities previously under Fluor Hanford, DOE’s general contractor at the Hanford Site prior to CHPRC.  Our Nuclear Segment had three previous subcontracts with Fluor Hanford.  These three subcontracts have since been renegotiated by CHPRC to September 30, 2013.  Revenue from government generators, excluding CHPRC and Fluor Hanford as discussed above, decreased $1,657,000 or 26.2% due primarily to lower volume received.  Revenue from government generator in the quarter ended March 31, 2009 included approximately $606,000 as compared to approximately $1,552,000 for the quarter ended March 31, 2008 of revenue from LATA/Parallax, a contractor to the DOE.  In 2006, our M&EC facility was awarded a subcontract by LATA/Parallax to treat DOE special process wastes from the DOE Portsmouth Gaseous Diffusion Plant located in Pikerton, Ohio.  The significant decrease in revenue from LATA/Parallax is due to significant progress made by LATA/Parallax in completing the legacy waste at the Portsmouth plant.  This subcontract has been extended through September 30, 2009.  Revenue from hazardous and non-hazardous waste was up approximately $103,000 or 12.0% due primarily to higher remediation revenue generated in the first quarter of 2009 as compared to the corresponding period of 2008.  Other nuclear waste revenue decreased approximately $2,295,000 or 45.7% primarily due to lower receipts in the first quarter of 2009.  In addition, other nuclear wastes in 2008 included a shipment of high activity and high margin waste of approximately $2,700,000 which we did not receive in 2009.  Revenue from our Industrial Segment decreased $478,000 or 18.5% due to lower oil sales revenue resulting from both decreased volume and average price per gallon of 13.7% and 8.5%, respectively.  In addition, commercial revenue was down due to less field service work in the first quarter of 2009 as compared to first quarter of 2008 resulting from the slow down in the economy.  Revenue in our Engineering Segment decreased approximately $123,000 or 13.6% due primarily to decreased billable hours of 16.0% with average billing rate remaining flat.

Cost of Goods Sold
Cost of goods sold increased $3,890,000 for the quarter ended March 31, 2009, compared to the quarter ended March 31, 2008, as follows:

(In thousands)	2009	% Revenue	2008	% Revenue	Change
Nuclear	$14,822	77.5	$10,427	74.6	$4,395
Industrial	1,539	73.0	1,950	75.4	(411)
Engineering	553	71.0	647	71.7	(94)
Total	$16,914	76.9	$13,024	74.6	3,890

The Nuclear Segment’s costs of goods sold for the three months ended March 31, 2009 were up $4,395,000 or 42.2%.  The cost of goods sold within our Nuclear Segment includes approximately $6,026,000 in cost of good sold related to the subcontract awarded to our M&EC facility by CHPRC in the second quarter of 2008.  Costs as a percentage of revenue were up approximately 2.9% which reflected the revenue mix, as a higher percentage of total revenue within our Nuclear Segment was generated from the higher cost CHPRC subcontract.  In the Industrial Segment, cost of goods sold decreased $411,000 or 21.1% due primarily to lower material and supply costs, disposal costs, and payroll related costs resulting from lower revenue and our efforts to reduce costs within the Segment due to the weaker economic environment.  Engineering Segment costs decreased approximately $94,000 or 14.5% due to primarily to decreased revenue.  Cost as a percent of revenue remained constant.  Included within cost of goods sold is depreciation and amortization expense of $1,123,000 and $1,093,000 for the three months ended March 31, 2009, and 2008, respectively.

Gross Profit
Gross profit for the quarter ended March 31, 2009 increased $642,000 over 2008, as follows:

(In thousands)	2009	% Revenue	2008	% Revenue	Change
Nuclear	$4,292	22.5	$3,554	25.4	$738
Industrial	570	27.0	637	24.6	(67)
Engineering	226	29.0	255	28.3	(29)
Total	$5,088	23.1	$4,446	25.4	642

The Nuclear Segment gross profit increased $738,000, which includes gross profit of approximately $1,512,000 related to the subcontract awarded to our M&EC facility by CHPRC in the second quarter of 2008.  The decrease in gross margin was due primarily to revenue mix as our total Nuclear Segment revenue contained more revenue from the CHPRC subcontract, which carries a lower gross margin than our treatment revenue.  In the Industrial Segment, gross profit decreased approximately $67,000 or 10.5%.  Gross margin increased to 27.0% in the first quarter of 2009 as compared to 24.6% in the corresponding period of 2008 despite reduction of revenue of 18.5%.  This increase in gross margin reflects the Segment’s continued efforts to reduce costs despite depreciation expense of $70,000 incurred in the first quarter of 2009 as compared to $0 for the corresponding period of 2008 as PFFL, PFO, and PFSG were in discontinued operations during the first quarter of 2008.  In addition, the Segment continues its efforts to replace lower margin revenue stream with higher revenue streams.    The decrease in gross profit in the Engineering Segment was due primarily to lower revenue resulting from decreased billable hours.

Selling, General and Administrative
Selling, general and administrative ("SG&A") expenses decreased $121,000 for the three months ended March 31, 2009, as compared to the corresponding period for 2008, as follows:

(In thousands)	2009	% Revenue	2008	% Revenue	Change
Administrative	$1,503	—	$1,288	—	$215
Nuclear	2,178	11.4	2,380	17.0	(202)
Industrial	520	24.7	666	25.7	(146)
Engineering	138	17.7	126	14.0	12
Total	$4,339	19.7	$4,460	25.5	$(121)

Our SG&A in the first quarter of 2009 decreased $121,000 or 2.7% over the corresponding period of 2008.  The increase in administrative SG&A was the result of higher bonus/incentive accrual for management incentive bonus (“MIP”) and higher stock option expense due to 1,228,000 options granted to certain company officers and employees since August 2008.  Such options were not granted in 2007.  In addition, outside service expense relating to daily corporate legal matters, information technology issues, and facility review matters were higher in the first quarter of 2009.  Nuclear Segment SG&A was down approximately $202,000 or 8.5%. This decrease was attributed mainly to lower payroll and bonus/commission expenses resulting from lower revenue as we continue to streamline our costs.  This decrease was partially offset by increase in bad debt expense.  The decrease in SG&A in the Industrial Segment was primarily due to lower outside service expense as PFSG and PFO incurred cost related to certain permit compliance issue and legal matters in 2008, respectively, which were did not exist in the first quarter of 2009.  This decrease was partially offset by additional headcount in sales and depreciation expense incurred in 2009 which did not exist in 2008 as PFSG, PFFL, and PFO were in discontinued operations in the first quarter of 2008.  The Engineering Segment’s SG&A expense increased approximately $12,000 in the first quarter of 2009 as compared to the corresponding period of 2008 due primarily to higher bad debt expense and advertising/promotional expense.  Included in SG&A expenses is depreciation and amortization expense of $57,000 and $28,000 for the three months ended March 31, 2009, and 2008, respectively.

Interest Expense
Interest expense increased approximately $176,000 for the quarter ended March 31, 2009, as compared to the corresponding period of 2008

(In thousands)	2009	2008	Change
PNC interest	$162	$122	$40
Other	385	249	136
Total	$547	$371	$176

The increase in the first quarter of 2009 as compared to the corresponding quarter in 2008 was due primarily to higher interest on our revolver and term note (reload of term note in August 2008) due to higher average balances by approximately $2,800,000 and $4,300,000, respectively.  In addition, we incurred higher interest expense relating to certain vendor invoices.  This increase was partially offset lower interest resulting from payoff of the KeyBank note in December 2008 at our PFNWR facility as well as lower interest in conjunction with decreasing loan balance for our PDC note at our M&EC facility.

Interest Expense - Financing Fees
Interest expense-financing fees decreased approximately $39,000 for the three months ended March 31, 2009 as compared to the corresponding period of 2008 due primarily to monthly amortized financing fees associated with PNC revolving credit and term note for our original debt and subsequent amendments which became fully amortized in May 2008.  This decrease was partially offset by financing fees paid to PNC for subsequent amendments to our credit facility entered on August 4, 2008 and March 5, 2009 which are amortized monthly over the remaining terms of the credit facility which is due July 31, 2012

Interest Income
Interest income decreased approximately $17,000 for the three months ended March 31, 2009, as compared to the corresponding period of 2008.  This decrease is primarily the result of lower interest earned on the finite risk sinking fund due to lower interest rate.

Income Tax Expense
We have recorded $9,000 in income tax expense from continuing operations for the three months ended March 31, 2009 as compared to $0 income tax expense for the corresponding period of 2008.  The effective income tax rate from continuing operations for the first quarter of 2009 was 3.44% as compared to 0% for the first quarter of 2008.  In determining our interim income tax provision from continuing operations, we have used the projected full year income as a basis for determining the Company's overall estimated income tax expense.

Discontinued Operations and Divestitures
Our discontinued operations encompass our Perma-Fix of Maryland, Inc. (“PFMD”), Perma-Fix of Dayton, Inc. (“PFD”), and Perma-Fix Treatment Services, Inc. (“PFTS”) facilities within our Industrial Segment, as well as two previously shut down locations, Perma-Fix of Pittsburgh, Inc. (“PFP”), and Perma-Fix of Michigan, Inc. (“PFMI”), two facilities which were approved as discontinued operations by our Board of Directors effective November 8, 2005, and October 4, 2004, respectively.

We completed the sale of substantially all of the assets of PFMD, PFD, and PFTS on January 8, 2008, March 14, 2008, and May 30, 2008, respectively.

Our discontinued Industrial Segment facilities generated revenues of $0 and $2,387,000 for the period ended March 31, 2009 and 2008, respectively, and had net operating income of $304,000 and net operating loss of $675,000, net of taxes, for the same period, respectively.  We had a “gain on disposal of discontinued operations, net of taxes”, of $2,107,000 for the three months ended March 31, 2008.

Our net operating income for our discontinued operations for the quarter ended March 31, 2009 included a recovery of approximately $400,000 in closure costs related to PFTS’s financial assurance bond.  In connection with the divestiture of PFTS, the buyer of PFTS’s assets is required to replace our financial assurance bond with its own financial assurance mechanism for facility closures.  Our financial assurance bond of $685,000 for PFTS was required to remain in place until the buyer has provided replacement coverage.  On March 24, 2009, the appropriate regulatory authority authorized the release of our financial assurance bond of $685,000 for PFTS.  As a result of this authorized financial assurance release, we recorded a recovery of approximately $400,000 in closure costs for PFTS.

Assets and liabilities related to discontinued operations total $711,000 and $2,491,000 as of March 31, 2009, respectively, and $761,000 and $2,994,000 as of December 31, 2008, respectively.

Non Operational Facilities
The Industrial Segment includes two previously shut-down facilities which were presented as discontinued operations in prior years.  These facilities include PFP and PFMI.  Our decision to discontinue operations at PFP was due to our reevaluation of the facility and our inability to achieve profitability at the facility.  During February 2006, we completed the remediation of the leased property and the equipment at PFP, and released the property back to the owner.  Our decision to discontinue operations at PFMI was principally a result of two fires that significantly disrupted operations at the facility in 2003, and the facility’s continued drain on the financial resources of our Industrial Segment.  As a result of the discontinued operations at the PFMI facility, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006.  In September 2006, PFMI signed a Corrective Action Consent Order with the State of Michigan, requiring performance of studies and development and execution of plans related to the potential clean-up of soils in portions of the property.  The level and cost of the clean-up and remediation are determined by state mandated requirements.  During 2006, based on state-mandated criteria, we began implementing the modified methodology to remediate the facility.  We have spent approximately $751,000 for closure costs since discontinuation of PFMI in October 2004, of which approximately $6,000 was spent during the three months ended March 31, 2009 and $26,000 was spent during 2008.  We have $532,000 accrued for the closure, as of March 31, 2009, and we anticipate spending $267,000 in the remaining nine months of 2009, with the remainder over the next five years.    Based on the current status of the Corrective Action, we believe that the remaining reserve is adequate to cover the liability.

As of March 31, 2009, PFMI has a pension payable of $1,067,000.  The pension plan withdrawal liability is a result of the termination of the union employees of PFMI.  The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST.  The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period.  This obligation is recorded as a long-term liability, with a current portion of $184,000 that we expect to pay over the next year.

Liquidity and Capital Resources of the Company
Our capital requirements consist of general working capital needs, scheduled principal payments on our debt obligations and capital leases, remediation projects, and planned capital expenditures.  Our capital resources consist primarily of cash generated from operations, funds available under our revolving credit facility and proceeds from issuance of our Common Stock.  Our capital resources are impacted by changes in accounts receivable as a result of revenue fluctuation, economic trends, collection activities, and the profitability of the segments.

At March 31, 2009, we had cash of $70,000.  The following table reflects the cash flow activities during the first quarter of 2009.

(In thousands)	2009
Cash provided by continuing operations	$374
Cash used in discontinued operations	(158)
Cash used in investing activities of continuing operations	(2,989)
Cash provided by investing activities of discontinued operations	11
Cash provided by financing activities of continuing operations	2,703
Decrease in cash	$(59)

We are in a net borrowing position and therefore attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense.  We utilize a centralized cash management system, which includes remittance lock boxes and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility or the Money Market account, if applicable.  The cash balance at March 31, 2009, primarily represents minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities
Accounts Receivable, net of allowances for doubtful accounts, totaled $13,158,000, a decrease of $258,000 over the December 31, 2008, balance of $13,416,000.  The Nuclear Segment experienced an increase of approximately $286,000 due primarily to increase invoicing as the Segment continues to work toward reducing its unbilled revenue targets.  This increase was offset by lower revenue.  The Industrial Segment experienced a decrease of approximately $613,000 due primarily to a decrease in revenue along with increase in collection.  The Engineering Segment experienced an increase of approximately $69,000 due mainly to increase in invoicing.

Unbilled receivables are generated by differences between invoicing timing and the percentage of completion methodology used for revenue recognition purposes.  As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue.  We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables.  The timing differences occur for several reasons:  partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal.   The difference also occurs due to our end disposal sites requirement of pre-approval prior to our shipping waste for disposal and our contract terms with the customer that we dispose of the waste prior to invoicing.  These delays usually take several months to complete.  As of March 31, 2009, unbilled receivables totaled $14,883,000, a decrease of $2,079,000 from the December 31, 2008, balance of $16,962,000, which reflects our continued efforts to reduce this balance.   The delays in processing invoices, as mentioned above, usually take several months to complete but are normally considered collectible within twelve months.  However, as we now have historical data to review the timing of these delays, we realize that certain issues, including but not limited to delays at our third party disposal site, can exacerbate collection of some of these receivables greater than twelve months.  Therefore, we have segregated the unbilled receivables between current and long term.  The current portion of the unbilled receivables as of March 31, 2009 is $11,840,000, a decrease of $1,264,000 from the balance of $13,104,000 as of December 31, 2008.  The long term portion as of March 31, 2009 is $3,043,000, a decrease of $815,000 from the balance of $3,858,000 as of December 31, 2008.

As of March 31, 2009, total consolidated accounts payable was $9,636,000, a decrease of $1,440,000 from the December 31, 2008, balance of $11,076,000.  The decrease was due primarily to payment of our outstanding vendor invoices using cash generated from our operations.  We continue to increase our invoicing as we work toward reducing our unbilled revenue targets to pay down our accounts payable, in addition to manage payment terms with our vendors to maximize our cash position throughout all segments.

Accrued Expenses as of March 31, 2009, totaled $8,617,000, a decrease of $279,000 over the December 31, 2008, balance of $8,896,000.  Accrued expenses are made up of accrued compensation, interest payable, insurance payable, certain tax accruals, and other miscellaneous accruals.  The decrease is primarily due to monthly payment for the Company’s general insurance policies, closure policy for PFNWR facility, and monthly interest payments under the amendment to the promissory note entered between our M&EC subsidiary and PDC on December 28, 2008.  This decrease was offset by the renewal of our director and officer insurance.

Disposal/transportation accrual as of March 31, 2009, totaled $5,222,000, a decrease of $625,000 over the December 31, 2008 balance of $5,847,000.  The decrease is mainly attributed to the reduction of the legacy waste accrual at PFNWR facility.

Our working capital position at March 31, 2008 was a negative $2,301,000, which includes working capital of our discontinued operations, as compared to a negative working capital of $3,886,000 as of December 31, 2008.  The improvement in our working capital was primarily the result of the reduction in our current unbilled receivable of approximately $1,264,000 as we continue our efforts to invoice our customers.  In addition, we continue to reduce our account payables and other current debts by utilizing funds generated by our operations.  Our working capital in the first quarter of 2009 was also impacted by the annual cash payment to the finite risk sinking fund of $1,004,000 and capital spending of approximately $304,000.

Investing Activities
Our purchases of capital equipment for the three months period ended March 31, 2009, totaled approximately $304,000.  These expenditures were for improvements to operations primarily within the Nuclear and Industrial Segments.  These capital expenditures were funded by the cash provided by operations. We have budgeted capital expenditures of approximately $1,300,000 for fiscal year 2009 for our operating segments to reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements.  Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether.  We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount.  The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.   We anticipate funding these capital expenditures by a combination of lease financing and internally generated funds.

In June 2003, we entered into a 25-year finite risk insurance policy with American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure.  Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations.  The policy provided an initial maximum $35,000,000 of financial assurance coverage and has available capacity to allow for annual inflation and other performance and surety bond requirements.  Our initial finite risk insurance policy required an upfront payment of $4,000,000, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account.  We are required to make seven annual installments, as amended, of $1,004,000, of which $991,000 is to be deposited in the sinking fund account, with the remaining $13,000 represents a terrorism premium.  In addition, we are required to make a final payment of $2,008,000, of which $1,982,000 is to be deposited in the sinking fund account, with the remaining $26,000 represents a terrorism premium.  In March 2009, we paid our sixth of the eight required remaining payments.  In March 2009, we secured additional financial assurance coverage of approximately $5,421,000 with AIG which will enable our DSSI facility to receive and process wastes under a permit issued by the U.S. EPA Region 4 on November 26, 2008 to commercially store and dispose of Polychlorinated Biphenyls (“PCBs”).  DSSI began the permitting process to add TSCA regulated wastes, namely PCBs, containing radioactive constituents to its authorization in 2004 in order to meet the demand for the treatment of government and commercially generated radioactive PCB wastes.  We secured this additional financial assurance coverage requirement by increasing our initial 25-year finite risk insurance policy with AIG from maximum policy coverage of $35,000,000 to $39,000,000, of which our total financial coverage amounts to $35,871,000 as of March 31, 2009.  Payment for this additional financial assurance coverage requires a total payment of approximately $5,219,000, consisting of an upfront payment of $2,000,000, of which approximately $1,655,000 will be deposited into a sinking fund account, with the remaining representing fee payable to AIG.  In addition, we are required to make three yearly payments of approximately $1,073,000 starting December 31, 2009, of which $888,000 will be deposited into a sinking fund account, with the remaining to represent fee payable to AIG.  We made our initial $2,000,000 payment to AIG on March 6, 2009 from funds made available from an Amendment to our loan Agreement entered between us, our subsidiary, and PNC Bank, National Association, on March 5, 2009 (see “Financing Activities” in this section for the Amendment made with PNC Bank).

As of March 31, 2009, we have recorded $9,591,000 in our sinking fund related to this policy above on the balance sheet, which includes interest earned of $757,000 on the sinking fund as of March 31, 2009.  Interest income for the three month ended March 31, 2009 was $26,000.  On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract.  If we so elect, the Insurer is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility, which we acquired in June 2007, with American International Group (“AIG”).  The policy provides an initial $7,800,000 of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8,200,000.  The policy will renew automatically on an annual basis at the end of the four year term and will not be subject to any renewal fees.  The policy requires total payment of $7,158,000, consisting of an annual payment of $1,363,000, two annual payments of $1,520,000, starting July 31, 2007 and an additional $2,755,000 payment to be made in five quarterly payments of $551,000 beginning September 2007.  In July 2007, we paid the $1,363,000, of which $1,106,000 represented premium on the policy and the remaining was deposited into a sinking fund account.  In July 2008, we paid the first of the two $1,520,000 payments, with $1,344,000 deposited into a sinking fund account and the remaining representing premium.   We have made all of the five quarterly payments which were deposited into a sinking fund.  As of March 31, 2009, we have recorded $4,451,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $96,000 on the sinking fund as of March 31, 2009.  Interest income for the three months ended March 31, 2009 totaled $25,000.

It has been previously reported that AIG has experienced financial difficulties and is continuing to experience financial difficulties.  In the event of failure of AIG, this could significantly impact our operations and our permits.

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

Financing Activities
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank, as amended.  The Agreement provided for a term loan ("Term Loan") in the amount of $7,000,000, which required monthly installments of $83,000. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended.  The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary.  As of March 31, 2009, the excess availability under our Revolving Credit was $4,381,000 based on our eligible receivables.

Pursuant to the Agreement, as amended, we may terminate the Agreement upon 90 days’ prior written notice upon payment in full of the obligation.  We agreed to pay PNC 1% of the total financing in the event we pay off our obligations on or prior to August 4, 2009 and 1/2 % of the total financing if we pay off our obligations on or after August 5, 2009, but prior to August 4, 2010.  No early termination fee shall apply if we pay off our obligations after August 5, 2010.

On March 5, 2009, we entered into an Amendment with PNC Bank to our Agreement.  This Amendment increased our borrowing availability by approximately an additional $2,200,000.  In addition, pursuant to the Amendment, monthly interest due on our revolving line of credit was amended from prime plus 1/2% to prime plus 2.0% and monthly interest due on our Term Loan was amended from prime plus 1.0% to prime plus 2.5%.  The Company also has the option to pay monthly interest due on the revolving line of credit by using the LIBOR, with the minimum floor base LIBOR rate of 2.5%, plus 3.0% and to pay monthly interest due on the Term Loan using the minimum floor base LIBOR of 2.5%, plus 3.5%.  In addition, pursuant to the Amendment, the fixed charge coverage ratio was amended to reduce the availability monthly by $48,000.  The Amendment also allowed us to retain funds received from the sale of our PFO property which was completed in the fourth quarter of 2008.  All other terms and conditions to the credit facility remain principally unchanged.  As a condition of this Amendment, we agreed to pay PNC a fee of $25,000.  Funds made available under this Amendment were used to secure the additional financial assurance coverage needed by our DSSI subsidiary to operate under the PCB permit issued by the EPA on November 26, 2008.

In acquiring our M&EC subsidiary, M&EC issued a promissory note in the principal amount of $3,700,000, together with interest at an annual rate equal to the applicable law rate pursuant to Section 6621 of the Internal Revenue Code, to Performance Development Corporation (“PDC”), dated June 25, 2001, for monies advanced to M&EC by PDC and certain services performed by PDC on behalf of M&EC prior to our acquisition of M&EC.  The principal amount of the promissory note was payable over eight years on a semiannual basis on June 30 and December 31, with a final principal payment to be made by December 31, 2008.  All accrued and unpaid interest on the promissory note was payable in one lump sum on December 31, 2008.  PDC directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC’s obligations to the IRS.  On December 29, 2008, M&EC and PDC entered into an amendment to the promissory note, whereby the outstanding principal and accrued interest due under the promissory note totaling approximately $3,066,000 is to be paid in the following installments:  $500,000 payment to be made by December 31, 2008 and five monthly payment of $100,000 to be made starting January 27, 2009, with the balance consisting of accrued and unpaid interest due on June 30, 2009.  We made the $500,000 payment on December 31, 2008 and have made three of the five monthly payments of $100,000 as of March 31, 2009.  Interest is to continue to accrue at the applicable law rate pursuant to the provisions of section 6621 of the Internal Revenue Code of 1986, as amended.  We have been directed by PDC to make all payments under the promissory note, as amended, directly to the IRS to be applied to PDC’s obligations under its obligations with the IRS.  As of March 31, 2009, the outstanding balance due under the promissory note to PDC, as amended, was approximately $2,309,000, which consists of interest only.

In acquiring PFNW (f/n/a “Nuvotec”) and PFNWR (f/k/a Pacific EcoSolutions, Inc. (“PEcoS”)), we agreed to pay shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2,500,000, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest is accrued on outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.  As of March 31, 2008, Interest paid totaled approximately $216,000.  Interest accrued as of March 31, 2009 totaled approximately $155,000.

In connection with the acquisition of PFNW and PFNWR in 2007, we could be required to pay an earn-out amount not to exceed $4,552,000 over a four year period, pursuant to the Merger Agreement, as amended, with the first $1,000,000 of the earn-out amount to be placed into an escrow account to satisfy any indemnification obligations to us of Nuvotec, PEcoS, and the former shareholders of Nuvotec.  The earn-out amounts will be earned if certain annual revenue targets are met by the Company’s consolidated Nuclear Segment.  We anticipate that all or a portion of the first $1,000,000 of the earn-out amount could be placed in an escrow account during the later part of 2009 to satisfy any indemnification obligations under the Agreement.

On April 8, 2009, the Company filed a shelf registration statement on Form S-3 with the SEC.  The shelf registration statement, if and when declared effective by the SEC, would give the Company the ability to sell up to 5,000,000 shares of its Common Stock.  After the shelf registration is declared effective by the SEC, the Common Stock may be sold from time to time and through one or more methods of distribution, subject to market conditions and the Company’s capital needs, and any sales of securities through the registration statement will be used for general working capital requirements and/or to fund possible acquisitions or investments.  Under the terms of our existing credit facility, we are required to maintain such investments with our lender or its affiliates, which will serve as additional collateral under our credit facility.  The terms of any offering would be established at the time of the offering.  The shelf registration was put in place given the current market environment, as it provides the Company greater financial flexibility in the event we identify strategic opportunities that may require additional capital.  The registration statement referred to above has not become effective.  These securities covered by this registration statement may not be sold nor may offers to buy be accepted prior to the time the registration statement become effective.  The above reference to the registration statement shall not constitute an offer to sell or a solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state.

Loan and Securities Purchase Agreement
The Audit Committee of the Company recommended to the Board of Directors, and the Company’s Board of Director approved, the Company entering into a Loan and Securities Purchase Agreement (“Agreement”) with Mr. William N. Lampson and Mr. Diehl Rettig.  As a result of such approval, the parties have executed the Agreement.  Under the Agreement, Messrs. Lampson and Rettig (collectively, the “Lenders”) have loaned us $3,000,000 pursuant to the terms of the Agreement.  Mr. Lampson was formerly a major shareholder of Nuvotec USA, Inc. (n/k/a Perma-Fix Northwest, Inc. (“PFNWR”)) and its wholly owned subsidiary, Pacific EcoSolution, Inc. (n/k/a Perma-Fix Northwest Richland, Inc. (“PFNWR”)) prior to our acquisition of PFNW and PFNWR, and Mr. Rettig was formerly a shareholder of, and counsel for, Nuvotec USA, Inc. at the time of our acquisition.  The Company has entered into a Promissory Note (“Note”) in the amount of $3,000,000 with the Lenders.  The proceeds of the loan are to be used primarily to pay off a certain promissory note, dated June 25, 2001, as amended on December 28, 2008, entered into by our M&EC subsidiary with Performance Development Corporation (“PDC”), with the remaining funds, if any, used for working capital purposes.  The balance of the PDC promissory was approximately $2,309,000 as of March 31, 2009.  The Agreement and the Note provide for monthly principal repayment of approximately $87,000 plus accrued interest, starting June 8, 2009, and on the 8th day of each month thereafter, with interest payable at LIBOR plus 4.5%, with LIBOR of at least 1.5%.  Any unpaid principal balance along with accrued interest is due May 8, 2011.  The Note may be prepaid at anytime by the Company without penalty.

The Agreement provides that, in consideration of the Company receiving the loan, the Company is to issue to Messrs. Lampson and Rettig, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and/or Rule 506of Regulation D promulgated under the Act, within five business days following the closing date of the loan an aggregate of 200,000 shares of the Company’s Common Stock (“Shares”) and two Warrants to purchase up to an aggregate 150,000 shares of the Company’s Common Stock (“Warrant Shares”) at an exercise price of $1.50 per share, with Mr. Lampson receiving 180,000 Shares and a Warrant to purchase up to an aggregate of 135,000 Warrant Shares and Mr. Rettig receiving 20,000 Shares and a Warrant to purchase up to an aggregate of 15,000 Warrant Shares.  In addition, under the terms of the Agreement and Note, if the Company defaults in payment of any principal or interest under the Note and such default continues for 30 days, the Lenders shall have the right to declare the Note immediately due and payable and to have payment of the remaining unpaid principal amount and accrued interest (“Payoff Amount”) in one of the two methods, at their option:

•	in cash, or

•
subject to certain limitations and pursuant to an exemption from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D, in shares of Company Common Stock, with the number of shares to be issued determined by dividing the unpaid principal balance as of the date of default, plus accrued interest, by a dollar amount equal to the closing bid price of the Company’s Common Stock on the date of default as reported on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) (“Payoff Shares”).  The Payoff Amount is to be paid as follows:  90% to Mr. Lampson and 10% to Mr. Rettig.

The aggregate number of Shares, Warrant Shares, and Payoff Shares that are to be issued to the Lenders under the Agreement and Note, together with the aggregate shares of the Company’s Common Stock and other Company voting securities owned by the Lenders as of the date of issuance of the Payoff Shares, if any, shall not exceed:

•	the number of shares equal to 19.9% of the number of shares of the Company’s Common Stock issued and outstanding as of the date of the Agreement, or

•	19.9% of the voting power of all of the Company’s voting securities issued and outstanding as of the date of the Agreement.

In summary, our continued efforts to reduce our unbilled receivables and funds generated from our operations have positively impacted our working capital in the first quarter of 2009.  We continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions our Segments.  Although there are no assurances, we believe that our cash flows from operations and our available liquidity from our line of credit are sufficient to service the Company’s current obligations.

Contractual Obligations
The following table summarizes our contractual obligations at March 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

		Payments due by period
Contractual Obligations	Total	2009	2010- 2012	2013 - 2014	After 2014
Long-term debt	$18,908	$1,723	$17,175	$10	$—
Interest on long-term debt (1)	2,574	2,368	206	—	—
Interest on variable rate debt (2)	2,360	652	1,708	—	—
Operating leases	2,155	613	1,311	231	—
Finite risk policy (3)	7,752	2,594	5,158	—	—
Pension withdrawal liability (4)	1,067	109	635	323	—
Environmental contingencies (5)	1,736	485	812	329	110
Earn Out Amount - PFNWR (6)	—	—	—	—	—
Purchase obligations (7)	—	—	—	—	—
Total contractual obligations	$36,552	$8,544	$27,005	$893	$110

(1)
Our PDC Note agreements dated June 2001, as amended on December 29, 2008, call for the remaining balance of approximately $2,309,000 which consists of interest, to be paid by June 30, 2009.  Two monthly remaining payments of $100,000 are due April 27, 2009 and May 27, 2009, with the final balance due June 30, 2009.  Interest is to be accrued at the applicable rate pursuant to the term of the original note.  In conjunction with our acquisition of PFNWR, which was completed on June 13, 2007, we agreed to pay shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2,500,000, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest is accrued on outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.

(2)
We have variable interest rates on our Term Loan and Revolving Credit of 2.5% and 2.0% over the prime rate of interest, as amended, respectively, or variable interest rates on our Term Loan and Revolving Credit of 3.5% and 3.0% over the minimum floor base LIBOR of 2.5%, and as such we have made certain assumptions in estimating future interest payments on this variable interest rate debt. Our calculation of interests on our Term Loan and Revolving Credit was estimated using the more current favorable prime rate method and we assumed an increase in prime rate of 1/2% in each of the years 2009 through July 2012.

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

(6)
In connection with the acquisition of PFNW and PFNWR in 2007, we could be required to pay an earn-out amount not to exceed $4,552,000 over a four year period from the date of the acquisition, pursuant to the Merger Agreement, as amended, with the first $1,000,000 of the earn-out amount to be placed into an escrow account to satisfy any indemnification obligations to us of Nuvotec, PEcoS, and the former shareholders of Nuvotec.  The earn-out amounts will be earned if certain annual revenue targets are met by the Company’s consolidated Nuclear Segment.  We anticipate that all or a portion of the first $1,000,000 of the earn-out amount could be placed in an escrow account during the later part of 2009 to satisfy any indemnification obligations under the Agreement.

(7)
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

Intangible Assets.  Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net identifiable assets acquired or goodwill and the recognized value of the permits required to operate the business.  We continually reevaluate the propriety of the carrying amount of permits and goodwill to determine whether current events and circumstances warrant adjustments to the carrying value.  We test each Segment’s (or Reporting Unit’s) goodwill and permits, separately, for impairment, annually as of October 1.  Our annual impairment test as of October 1, 2008 and 2007 resulted in no impairment of goodwill and permits.  The methodology utilized in performing this test estimates the fair value of our operating segments using a discounted cash flow valuation approach.  Those cash flow estimates incorporate assumptions that marketplace participants would use in their estimates of fair value.  The most significant assumptions used in the discounted cash flow valuation regarding each of the Segment’s fair value in connection with goodwill valuations are:  (1) detailed five year cash flow projections, (2) the risk adjusted discount rate, and (3) the expected long-term growth rate.  The primary drivers of the cash flow projection in 2008 included sales revenue and projected margin which are based on our current revenue, projected government funding as it relates to our existing government contracts and future revenue expected as part of the government stimulus plan.  The risk adjusted discount rate represents the weighted average cost of capital and is established based on (1) the 20 year risk-free rate, which is impacted by events external to our business, such as investor expectation regarding economic activity (2) our required rate of return on equity, and (3) the current after tax rate of return on debt.  In valuing our goodwill for 2008, risk adjusted discount rate of 18% was used for the Nuclear and Industrial Segment and 16% for our Engineering Segment.  As of December 31, 2008, the fair value of our reporting units exceeds carrying value by approximately $6,616,000, $616,000, and $3,329,000 above its carrying value for the Nuclear, Engineering, and Industrial Segment, respectively.

Property and Equipment
Property and equipment expenditures are capitalized and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes, while accelerated depreciation methods are principally used for income tax purposes.  Generally, annual depreciation rates range from ten to forty years for buildings (including improvements and asset retirement costs) and three to seven years for office furniture and equipment, vehicles, and decontamination and processing equipment.  Leasehold improvements are capitalized and amortized over the lesser of the term of the lease or the life of the asset.  Maintenance and repairs are charged directly to expense as incurred.  The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss from sale or retirement is recognized in the accompanying consolidated statements of operations. Renewals and improvement, which extend the useful lives of the assets, are capitalized.  We include within buildings, asset retirement obligations, which represents our best estimates of the cost to close, at some undetermined future date, our permitted and/or licensed facilities.  In the first quarter of 2009, due to change in estimate of the costs to close our DSSI facility based on federal/state regulatory guidelines, we increased our asset retirement obligation (“ARO”) by $1,980,000 for our DSSI facility, which will be depreciated prospectively over the remaining life of the asset, in accordance with SFAS No. 143 “Accounting for Asset Retirement Obligations”.  This change in estimate resulted from the permit that our DSSI facility received from the U.S. EPA Region 4 in November 2008 which will enable the facility to commercially store and dispose of PCBs.

Accrued Closure Costs. Accrued closure costs represent a contingent environmental liability to clean up a facility in the event we cease operations in an existing facility.  The accrued closure costs are estimates based on guidelines developed by federal and/or state regulatory authorities under Resource Conservation and Recovery Act (“RCRA”).  Such costs are evaluated annually and adjusted for inflationary factors (for 2009, the average inflationary factor was approximately 1.02%) and for approved changes or expansions to the facilities. Increases or decreases in accrued closure costs resulting from changes or expansions at the facilities are determined based on specific RCRA guidelines applied to the requested change.  This calculation includes certain estimates, such as disposal pricing, external labor, analytical costs and processing costs, which are based on current market conditions.  Except for the Michigan and Pittsburgh facilities, we have no current intention to close any of our facilities.

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

Share-Based Compensation.  On January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised) (“SFAS 123R”), “Share-Based Payment”, a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance.  This Statement establishes accounting standards for entity exchanges of equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS 123R.  We adopted SFAS 123R utilizing the modified prospective method in which compensation cost is recognized beginning with the effective date based on SFAS 123R requirements for all (a) share-based payments granted after the effective date and (b) awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.  In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

We estimate compensation expense based on the fair value at grant date for our employee and director options using the Black-Scholes valuation model and have recognized compensation expense using a straight-line amortization method over the vesting period.  As SFAS 123R requires that stock-based compensation expense be based on options that are ultimately expected to vest, our stock-based compensation is reduced for estimated forfeiture rates.  When estimating forfeitures, we considered historical trends of actual option forfeitures.  Forfeiture rates are evaluated, and revised when necessary.  For the February 26, 2009 option grants to our new CFO and certain employees working under our CHPRC subcontract, we estimated forfeiture rate of 0.0% for both grants for the first year of vesting.  Our estimated forfeiture rate is based on historical trends of actual forfeitures for similar positions.

Our computation of expected volatility used to calculate the fair value of options granted using the Black-Scholes valuation model is based on historical volatility from our traded Common Stock over the expected term of the option grants.  For our employee option grants made prior to 2008 (we had no option grant to employees in 2007), we used the simplified method, defined in the SEC’s Staff Accounting Bulletin No. 107, to calculate the expected term.  For our employee option grants made since 2008, we computed the expected term based on historical exercises and post-vesting data.  For the December 2008 and February 2009 option grants made to employees working under the CHPRC subcontract, we computed the expected term using the subcontract term of five years as our basis.  For our director option grants, the expected term is calculated based on historical exercise and post-vesting data.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Economic Conditions. With much of our Nuclear Segment customer base being government or prime contractors treating government waste, economic upturns or downturns do not usually have a significant impact on the demand for our services.  With our Industrial Segment, economic downturns or recessionary conditions can adversely affect the demand for our industrial services.  Although we believe we are currently experiencing an economic downturn due to the recessionary economic environment, we continue to review contracts and revenue streams within our Industrial Segment in efforts to replace those that are not profitable with more profitable ones.  Our Engineering Segment relies more on commercial customers though this segment makes up a very small percentage of our revenue.

We believe that the higher government funding made available to remediate DOE sites than past years under the 2009 government budget along with the economic stimulus package (American Recovery and Reinvestment Act), enacted by the Congress in February 2009, will provide substantial funds to remediate DOE sites and thus should positively impact our existing government contracts within our Nuclear Segment.  However, we expect that demand for our services will be subjected to fluctuations due to a variety of factors beyond our control, including the current economic recession and conditions, and the manner in which the federal government will be required to spend funding to remediate federal sites.   Our operations depend, in large part, upon governmental funding, particularly funding levels at the DOE.  In addition, our governmental contracts and subcontracts relating to activities at governmental sites are subject to termination or renegotiation on 30 days notice at the government’s option.  Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

As of the date of this report, the Louisiana Department of Environmental Quality (“LDEQ”) has collected approximately $8,400,000 for the remediation of the site and has completed removal of above ground waste from the site.  The EPA’s unofficial estimate to complete remediation of the site is between $9,000,000 and $12,000,000; however, based on preliminary outside consulting work hired by the PRP group, which we are a party to, the remediation costs could be below EPA’s estimation.  The PRP Group has established a cooperative relationship with LDEQ and EPA, and is working closely with these agencies to assure that the funds held by LDEQ are used cost-effectively.  As a result of recent negotiations with LDEQ and EPA, further remediation work by LDEQ has been put on hold pending completion of a site assessment by the PRP Group.  This site assessment could result in remediation activities to be completed within the funds held by LDEQ.  As part of the PRP Group, we have paid an initial assessment of $10,000 in the fourth quarter of 2007, which was allocated among the facilities. In addition, we accrued approximately $27,000 in the third quarter of 2008 for our estimated portion of the cost of the site assessment, which was allocated among the facilities.  Approximately $9,000 of the accrued amount was paid to the PRP Group in the fourth quarter of 2008.  As of the date of this report, we cannot accurately access our ultimate liability.  The Company records its environmental liabilities when they are probable of payment and can be estimated within a reasonable range.  Since this contingency currently does not meet this criteria, a liability has not been established.

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

We performed services relating to waste generated by the federal government, either directly or indirectly as a subcontractor (including Fluor Hanford and CHPRC as discussed below) to the federal government, representing approximately $15,426,000 or 70.1% (within our Nuclear Segment) of our total revenue from continuing operations during the three months ended March 31, 2009, as compared to $8,101,000 or 46.4% of our total revenue from continuing operations during the corresponding period of 2008.

In the second quarter of 2008, our M&EC facility was awarded a subcontract by CHPRC, a general contractor to the DOE, to participate in the cleanup of the central portion of the Hanford Site, which once housed certain chemical separation building and other facilities that separated and recovered plutonium and other materials for use in nuclear weapons.  This subcontract became effective on June 19, 2008, the date DOE awarded CHPRC the general contract.  DOE’s general contract and M&EC’s subcontract provided a transition period from August 11, 2008 through September 30, 2008, a base period from October 1, 2008 through September 30, 2013, and an option period from October 1, 2013 through September 30, 2018.  M&EC’s subcontract is a cost plus award fee contract.  On October 1, 2008, operations of this subcontract commenced at the DOE Hanford Site.  We believe full operations under this subcontract will result in revenues for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year base period.  As of the date of this report, we have employed an additional 182 employees to service this subcontract.  As provided above, M&EC’s subcontract is terminable or subject to renegotiation, at the option of the government, on 30 days notice.  Effective October 1, 2008, CHPRC also began management of waste activities previously managed by Fluor Hanford, DOE’s general contractor prior to CHPRC.  Our Nuclear Segment had three previous subcontracts with Fluor Hanford.  These three subcontracts had been previously extended by CHPRC to March 31, 2009 and have since been renegotiated by CHPRC to September 30, 2013.  Revenues from CHPRC totaled $10,748,000 or 48.8% of our total revenue from continuing operations for the three months ended March 31, 2009.  As revenue from Fluor Hanford has been transitioned to CHPRC, revenue from Fluor Hanford totaled $0 of our total revenue from continuing operations for the three months ended March 31, 2009, as compared to $1,766,000 or 10.1% for the corresponding period of 2008.

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

Environmental Contingencies
We are engaged in the waste management services segment of the pollution control industry.  As a participant in the on-site treatment, storage, and disposal market and the off-site treatment and services market, we are subject to rigorous federal, state and local regulations.  These regulations mandate strict compliance and therefore, are a cost and concern to us.  Because of their integral role in providing quality environmental services, we make every reasonable attempt to maintain complete compliance with these regulations; however, even with a diligent commitment, we, along with many of our competitors, may be required to pay fines for violations or investigate and potentially remediate our waste management facilities.

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

We have budgeted for 2009, $776,000 in environmental remediation expenditures to comply with federal, state, and local regulations in connection with remediation of certain contaminates at our facilities.  Our facilities where the remediation expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia, and PFMI's facility in Detroit, Michigan.  The environmental liability of PFD (as it relates to the remediation of the EPS site assumed by the Company as a result of the original acquisition of the PFD facility) was retained by the Company upon the sale of PFD in March 2008.  While no assurances can be made that we will be able to do so, we expect to fund the expenses to remediate these sites from funds generated internally.

At March 31, 2009, we had total accrued environmental remediation liabilities of $1,736,000 of which $795,000 is recorded as a current liability, which reflects a decrease of $97,000 from the December 31, 2008, balance of $1,833,000.  The decrease represents payments on remediation projects.  The March 31, 2009, current and long-term accrued environmental balance is recorded as follows (in thousands):

	Current	Long-term
	Accrual	Accrual	Total
PFD	$133	$337	$470
PFM	69	153	222
PFSG	122	390	512
PFMI	471	61	532
Total Liability	$795	$941	$1,736

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PART I, ITEM 3

For the three months ended March 31, 2009, we were exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC.  The interest rates payable to PNC are based on a spread over prime rate or a spread over a minimum floor base LIBOR of 2.5%. If our floating rates of interest experienced an upward increase of 1%, our debt service would have increased by approximately $36,000 for the three months ended March 31, 2009.  As of March 31, 2009, we had no interest swap agreement outstanding.

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

•
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

•
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

•
The control for the recognition of processed/disposed revenue at our Perma-Fix Northwest Richland, Inc. (“PFNWR”) subsidiary was ineffective and not being applied consistently.  This weakness could result in a material amount of revenue being recognized in an incorrect financial reporting period.

We are currently in the process of developing formal plans for the Audit Committee’s review and approval to remediate the control weaknesses noted above. We anticipate remediation of these control weaknesses by the third quarter of 2009.

(b)	Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting in the quarter ended March 31, 2009.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART II – Other Information

Item 1.	Legal Proceedings

There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2008, which is incorporated herein by reference.  However, the following developments have occurred with regard to the following legal proceedings:

Notice of Violation - Perma-Fix Treatment Services, Inc. (“PFTS”)
In July 2008, PFTS received a notice of violation (“NOV”) from the Oklahoma Department of Environmental Quality (“ODEQ”) alleging that eight loads of waste materials received by PFTS between January 2007 and July 2007 were improperly analyzed to assure that the treatment process rendered the waste non-hazardous before disposition in PFTS’ non-hazardous injection well.  The ODEQ alleges the handling of these waste materials violated regulations regarding hazardous waste.  Settlement discussions have resulted in a proposal to fund a supplemental environmental project (“SEP”) in lieu of a civil penalty.  The estimated cost of the SEP is approximately $5,000, which is subject to finalization and execution of a settlement agreement.  The settlement date is estimated to be during the second quarter of 2009.  PFTS sold most all of its assets to a non-affiliated third party on May 30, 2008.

Industrial Segment Divested Facilities/Operations
We sold substantially all of the assets of PFTS pursuant to an Asset Purchase Agreement on May 30, 2008.  Under this Agreement the buyer assumed certain debts and obligations of PFTS, including, but not limited to, certain debts and obligations of PFTS to regulatory authorities under certain consent agreements entered into by PFTS with the appropriate regulatory authority to remediate portions of the facility sold to the buyer.  If any of these liabilities/obligations are not paid or preformed by the buyer, the buyer would be in breach of the Asset Purchase Agreement and we may assert claims against the buyer for such breach.  We currently are discussing with the buyer of the PFTS’ assets regarding certain liabilities which the buyer assumed and agreed to pay but which the buyer has refused to satisfy as of the date of this report.   In addition, the buyer of the PFTS assets has replaced our financial assurance bond with its own financial assurance mechanism for facility closures.

Item 1A.	Risk Factors

There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2008.

Item 5.	Other Information

Loan and Securities Purchase Agreement
The Audit Committee of the Company recommended to the Board of Directors, and the Company’s Board of Director approved, the Company entering into a Loan and Securities Purchase Agreement (“Agreement”) with Mr. William N. Lampson and Mr. Diehl Rettig.  As a result of such approval, the parties have executed the Agreement.  Under the Agreement, Messrs. Lampson and Rettig (collectively, the “Lenders”) have loaned us $3,000,000 pursuant to the terms of the Agreement.  Mr. Lampson was formerly a major shareholder of Nuvotec USA, Inc. (n/k/a Perma-Fix Northwest, Inc. (“PFNWR”)) and its wholly owned subsidiary, Pacific EcoSolution, Inc. (n/k/a Perma-Fix Northwest Richland, Inc. (“PFNWR”)) prior to our acquisition of PFNW and PFNWR, and Mr. Rettig was formerly a shareholder of, and counsel for, Nuvotec USA, Inc. at the time of our acquisition.  The Company has entered into a Promissory Note (“Note”) in the amount of $3,000,000 with the Lenders.  The proceeds of the loan are to be used primarily to pay off a certain promissory note, dated June 25, 2001, as amended on December 28, 2008, entered into by our M&EC subsidiary with Performance Development Corporation (“PDC”), with the remaining funds, if any, used for working capital purposes.  The balance of the PDC promissory was approximately $2,309,000 as of March 31, 2009.  The Agreement and the Note provide for monthly principal repayment of approximately $87,000 plus accrued interest, starting June 8, 2009, and on the 8th day of each month thereafter, with interest payable at LIBOR plus 4.5%, with LIBOR of at least 1.5%.  Any unpaid principal balance along with accrued interest is due May 8, 2011.  The Note may be prepaid at anytime by the Company without penalty.

The Agreement provides that, in consideration of the Company receiving the loan, the Company is to issue to Messrs. Lampson and Rettig, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and/or Rule 506of Regulation D promulgated under the Act, within five business days following the closing date of the loan an aggregate of 200,000 shares of the Company’s Common Stock (“Shares”) and two Warrants to purchase up to an aggregate 150,000 shares of the Company’s Common Stock (“Warrant Shares”) at an exercise price of $1.50 per share, with Mr. Lampson receiving 180,000 Shares and a Warrant to purchase up to an aggregate of 135,000 Warrant Shares and Mr. Rettig receiving 20,000 Shares and a Warrant to purchase up to an aggregate of 15,000 Warrant Shares.  In addition, under the terms of the Agreement and Note, if the Company defaults in payment of any principal or interest under the Note and such default continues for 30 days, the Lenders shall have the right to declare the Note immediately due and payable and to have payment of the remaining unpaid principal amount and accrued interest (“Payoff Amount”) in one of the two methods, at their option:

•	in cash, or

•
subject to certain limitations and pursuant to an exemption from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D, in shares of Company Common Stock, with the number of shares to be issued determined by dividing the unpaid principal balance as of the date of default, plus accrued interest, by a dollar amount equal to the closing bid price of the Company’s Common Stock on the date of default as reported on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) (“Payoff Shares”).  The Payoff Amount is to be paid as follows:  90% to Mr. Lampson and 10% to Mr. Rettig.

The aggregate number of Shares, Warrant Shares, and Payoff Shares that are to be issued to the Lenders under the Agreement and Note, together with the aggregate shares of the Company’s Common Stock and other Company voting securities owned by the Lenders as of the date of issuance of the Payoff Shares, if any, shall not exceed:

•	the number of shares equal to 19.9% of the number of shares of the Company’s Common Stock issued and outstanding as of the date of the Agreement, or

•	19.9% of the voting power of all of the Company’s voting securities issued and outstanding as of the date of the Agreement.

Item 6.	Exhibits

(a)	Exhibits

4.1	Loan and Securities Purchase Agreement, dated May 8th, 2009 between William N. Lampson, Diehl Rettig, and Perma-Fix Environmental Services, Inc.
4.2	Promissory Note dated May 8, 2009 between William Lampson, Diehl Rettig, and Perma-Fix Environmental Services, Inc.
4.3	Common Stock Purchase Warrant, dated May 8, 2009, for William N. Lampson.
4.4	Common Stock Purchase Warrant, dated May 8, 2009, for Diehl Rettig.
31.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PERMA-FIX ENVIRONMENTAL SERVICES

Date: May 8, 2009	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti
Chairman of the Board
Chief Executive Officer

Date: May 8, 2009	By:	/s/ Ben Naccarato
Ben Naccarato
Chief Financial Officer