Form 10-Q
period 2009-06-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2009-08-07
CIK 891532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         June 30, 2009

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
Large accelerated filer ☐        Accelerated Filer ☒        Non-accelerated Filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at August 3, 2009
Common Stock, $.001 Par Value	54,243,704
shares of registrant’s
Common Stock

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

INDEX

		Page No.

PART I FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Consolidated Balance Sheets –
	June 30, 2009 (unaudited) and December 31, 2008	1

	Consolidated Statements of Operations -
	Three and Six Months Ended June 30, 2009 and 2008 (unaudited)	3

	Consolidated Statements of Cash Flows -
	Six Months Ended June 30, 2009 and 2008 (unaudited)	4

	Consolidated Statement of Stockholders' Equity -
	Six Months Ended June 30, 2009 (unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	51

Item 4.	Controls and Procedures	52

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 4.	Submission of Matters to a Vote of Security Holders	55

Item 6.	Exhibits	56

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	December 31,
(Amount in Thousands, Except for Share Amounts)	(Unaudited)	2008

ASSETS
Current assets:
Cash	$59	$129
Restricted cash	55	55
Accounts receivable, net of allowance for doubtful
accounts of $516 and $333, respectively	13,037	13,416
Unbilled receivables - current	10,947	13,104
Inventories	259	344
Prepaid and other assets	2,283	2,565
Current assets related to discontinued operations	73	110
Total current assets	26,713	29,723

Property and equipment:
Buildings and land	26,718	24,726
Equipment	31,549	31,315
Vehicles	628	637
Leasehold improvements	11,455	11,455
Office furniture and equipment	1,917	1,904
Construction-in-progress	1,466	1,159
	73,733	71,196
Less accumulated depreciation and amortization	(26,125)	(23,762)
Net property and equipment	47,608	47,434

Property and equipment related to discontinued operations	651	651

Intangibles and other long term assets:
Permits	17,295	17,125
Goodwill	12,054	11,320
Unbilled receivables – non-current	3,119	3,858
Finite Risk Sinking Fund	14,083	11,345
Other assets	2,327	2,256
Total assets	$123,850	$123,712

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

	June 30,
	2009	December 31,
(Amount in Thousands, Except for Share Amounts)	(Unaudited)	2008

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,483	$11,076
Current environmental accrual	199	186
Accrued expenses	6,187	8,896
Disposal/transportation accrual	4,337	5,847
Unearned revenue	3,995	4,371
Current liabilities related to discontinued operations	1,391	1,211
Current portion of long-term debt	3,056	2,022
Total current liabilities	26,648	33,609

Environmental accruals	511	620
Accrued closure costs	12,131	10,141
Other long-term liabilities	476	457
Long-term liabilities related to discontinued operations	1,138	1,783
Long-term debt, less current portion	17,707	14,181
Total long-term liabilities	31,963	27,182

Total liabilities	58,611	60,791

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share	1,285	1,285

Stockholders' equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized,
no shares issued and outstanding	¾	¾
Common Stock, $.001 par value; 75,000,000 shares authorized,
54,219,324 and 53,934,560 shares issued and outstanding, respectively	54	54
Additional paid-in capital	98,400	97,381
Accumulated deficit	(34,500)	(35,799)

Total stockholders' equity	63,954	61,636

Total liabilities and stockholders' equity	$123,850	$123,712

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands, Except for Per Share Amounts)	2009	2008	2009	2008

Net revenues	$23,698	$18,502	$45,700	$35,972
Cost of goods sold	17,673	12,628	34,587	25,651
Gross profit	6,025	5,874	11,113	10,321

Selling, general and administrative expenses	4,465	4,596	8,805	9,056
Loss (gain) on disposal of property and equipment	¾	141	(12)	141
Income from operations	1,560	1,137	2,320	1,124

Other income (expense):
Interest income	41	49	93	117
Interest expense	(468)	(367)	(1,015)	(738)
Interest expense-financing fees	(63)	(57)	(76)	(110)
Other	9	(12)	10	(6)
Income from continuing operations before taxes	1,079	750	1,332	387
Income tax expense	91	17	100	16
Income from continuing operations	988	733	1,232	371

(Loss) income from discontinued operations, net of taxes	(237)	(383)	67	(1,060)
Gain on disposal of discontinued operations, net of taxes	¾	108	¾	2,216
Net income applicable to Common Stockholders	$751	$458	$1,299	$1,527

Net income (loss) per common share – basic
Continuing operations	$.02	$.02	$.02	$.01
Discontinued operations	(.01)	(.01)	¾	(.02)
Disposal of discontinued operations	¾	¾	¾	.04
Net income per common share	$.01	$.01	$.02	$.03

Net income (loss) per common share – diluted
Continuing operations	$.02	$.02	$.02	$.01
Discontinued operations	(.01)	(.01)	¾	(.02)
Disposal of discontinued operations	¾	¾	¾	.04
Net income per common share	$.01	$.01	$.02	$.03

Number of common shares used in computing
net income (loss) per share:
Basic	54,124	53,729	54,054	53,717
Diluted	54,537	54,173	54,189	54,035

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(Amounts in Thousands)	2009	2008
Cash flows from operating activities:
Net income	$1,299	$1,527
Less: Income on discontinued operations	67	1,156

Income from continuing operations	1,232	371
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	2,381	2,238
Non-cash financing costs	49	―
Provision for bad debt and other reserves	212	3
(Gain) loss on disposal of plant, property and equipment	(12)	141
Issuance of common stock for services	129	28
Share based compensation	224	184
Changes in operating assets and liabilities of continuing operations, net of effect from business acquisitions:
Accounts receivable	168	4,197
Unbilled receivables	2,896	1,354
Prepaid expenses, inventories and other assets	297	1,874
Accounts payable, accrued expenses and unearned revenue	(9,167)	(3,639)
Cash (used in) provided by continuing operations	(1,591)	6,751
Cash used in discontinued operations	(371)	(3,023)
Cash (used in) provided by operating activities	(1,962)	3,728

Cash flows from investing activities:
Purchases of property and equipment	(552)	(611)
Proceeds from sale of plant, property and equipment	12	27
Payment to finite risk sinking fund	(2,738)	(2,757)
Cash used for acquisition considerations, net of cash acquired	―	(14)
Cash used in investing activities of continuing operations	(3,278)	(3,355)
Proceeds from sale of discontinued operations	―	7,131
Cash provided by discontinued operations	11	42
Net cash (used in) provided by investing activities	(3,267)	3,818

Cash flows from financing activities:
Net borrowing (repayments) of revolving credit	3,691	(1,435)
Principal repayments of long term debt	(1,514)	(6,052)
Proceeds from issuance of long term debt	2,982	―
Proceeds from issuance of stock	―	95
Repayment of stock subscription receivable	―	25
Cash provided by (used in) financing activities of continuing operations	5,159	(7,367)
Principal repayment of long-term debt for discontinued operations	―	(238)
Cash provided by (used in) financing activities	5,159	(7,605)

Decrease in cash	(70)	(59)
Cash at beginning of period	129	118
Cash at end of period	$59	$59

Supplemental disclosure:
Interest paid, net of amounts capitalized	$3,628	$768
Income taxes paid	57	3
Non-cash investing and financing activities:
Long-term debt incurred for purchase of property and equipment	―	―
Issuance of Common Stock for debt	476	―
Issuance of Warrants for debt	190	―

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited, for the six months ended June 30, 2009)

(Amounts in thousands,	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
except for share amounts)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2008	53,934,560	$54	$97,381	$(35,799)	$61,636

Net income	¾	¾	¾	1,299	1,299
Issuance of Common Stock for debt	200,000	¾	476	¾	476
Issuance of Warrants for debt	¾	¾	190	¾	190
Issuance of Common Stock for services	84,764	¾	129	¾	129
Share Based Compensation	¾	¾	224	¾	224
Balance at June 30, 2009	54,219,324	$54	$98,400	$(34,500)	$63,954

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009
(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

1.	Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.  Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the six months ended June 30, 2009, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2009.

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

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 7, 2009.  We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Condensed Consolidated Financial Statements.

2.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

Recently Adopted Accounting Pronouncements
In April 2009, the Financial Accounting Standard Board (“FASB”) issued three related FASB Staff Positions (“FSPs”) intended to provide additional application guidance and enhanced disclosures regarding fair value measurement and other-than-temporary impairments of securities.

·
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), provides guidance for making fair value measurements more consistent with the principles presented in FASB Statement No, 157, “Fair Value Measurement”.  FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity adopting FSP FAS 157-4 early must also adopt FSP FAS 115-2 and FAS 124-2 early.

·
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

·
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

The above standards did not materially impact the Company’s financial position, results of operations, or its disclosure requirements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which modifies the definition of what qualifies as a subsequent event, those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued, and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.  This standard is effective for interim and annual financial period ending after June 15, 2009.  This standard did not have a material effect on our results of operations or financial position.

Recently Issue Accounting Standards
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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (“SFAS 166”).  SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets.  SFAS 166 is effective for fiscal years beginning after November 15, 2009.  The Company does not expect SFAS 166 to materially impact its operations or financial position.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company is currently evaluating the impact of this standard on its consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification TM (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification beginning with the Form 10-Q for the quarter ending September 30, 2009.

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

The Company has certain stock option plans under which it awards incentive and non-qualified stock options to employees, officers, and outside directors.  Stock options granted to employees have either a ten year contractual term with one-fifth yearly vesting over a five year period or a six year contractual term with one-third yearly vesting over a three year period.  Stock options granted to outside directors have a ten year contractual term with vesting period of six months.  As of June 30, 2009, we had 2,913,347 employee stock options outstanding, of which 1,777,847 are vested.  The weighted average exercise price of the 1,777,847 outstanding and fully vested employee stock option is $1.85 with a remaining weighted contractual life of 2.56 years.  Additionally, we had 630,000 outstanding and fully vested director stock options with a weighted average exercise price and remaining contractual life of $2.21 and 5.83 years, respectively.

The Company did not grant any stock options for the quarter ended June 30, 2009 and the corresponding period of 2008.  For the six months ended June 30, 2009, the Company granted a total of 145,000 Incentive Stock Options (“ISO”) to our Chief Financial Officer (“CFO”) and certain employees of the Company which allows for the purchase of 145,000 shares of Common Stock from the Company’s 2004 Stock Option Plan.  The options granted were for a contractual term of six years with vesting period over a three year period at one-third increments per year.  The exercise price of the options granted was $1.42 per share which was based on our closing stock price on the date of grant.  No stock options were granted for the six months ended June 30, 2008.

The Company estimates fair value of stock options using the Black-Scholes valuation model.  Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield.  The fair value of the options granted to our CFO and certain employees noted above and the related assumptions used in the Black-Scholes option pricing model used to value the options granted as of June 30, 2009 were as follows.

Employee Stock Options Granted
as of June 30, 2009
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

The following table summarizes stock-based compensation recognized for the three and six months ended June 30, 2009 and 2008 for our employee and director stock options.

	Three Months Ended		Six Months Ended
Stock Options	June 30,		June 30,
	2009	2008	2009	2008
Employee Stock Options	$89,000	$59,000	$194,000	$141,000
Director Stock Options	¾	¾	30,000	43,000
Total	$89,000	$59,000	$224,000	$184,000

We recognized share based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant.  SFAS 123R requires that stock based compensation expense be based on options that are ultimately expected to vest.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.  We have generally estimated forfeiture rate based on historical trends of actual forfeitures.  As of June 30, 2009, we have approximately $813,000 of total unrecognized compensation cost related to unvested options, of which $178,000 is expected to be recognized in remaining 2009, $355,000 in 2010, $275,000 in 2011, and $5,000 in 2012.

4.	Capital Stock, Stock Plans, and Warrants

During the six months ended June 30, 2009, No options were exercised.  We issued 84,764 shares of our Common Stock under our 2003 Outside Directors Stock Plan to our outside directors as compensation for serving on our Board of Directors, with 50,559 shares and 34,205 shares issued in the first and second quarter of 2009, respectively.  We pay each of our outside directors $2,167 monthly in fees for serving as a member of our Board of Directors.  The Audit Committee Chairman receives an additional monthly fee of $1,833 due to the position’s additional responsibility.  In addition, each board member is paid $1,000 for each board meeting attended as well as $500 for each telephonic conference call.  As a member of the Board of Directors, each director elects to receive either 65% or 100% of the director’s fee in shares of our Common Stock based on 75% of the fair market value of our Common Stock determined on the business day immediately preceding the date that the quarterly fee is due.  The balance of each director’s fee, if any, is payable in cash.

The summary of the Company’s total Plans as of June 30, 2009 as compared to June 30, 2008, and changes during the period then ended are presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2009	3,417,347	$2.03
Granted	145,000	1.42
Exercised	–	–		$–
Forfeited	(19,000)	1.38
Options outstanding End of Period (1)	3,543,347	2.01	4.0	$1,524,369
Options Exercisable at June 30, 2009 (1)	2,407,847	$1.95	3.4	$1,209,349
Options Vested and expected to be vested at June 30, 2009	3,501,989	$1.95	4.0	$1,518,579

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2008	2,590,026	$1.91
Granted	–	–
Exercised	(58,334)	1.64		$46,167
Forfeited	(76,834)	1.78
Options outstanding End of Period (2)	2,454,858	1.92	4.1	$2,384,309
Options Exercisable at June 30, 2008 (2)	2,190,858	$1.93	4.2	$2,112,056
Options Vested and expected to be vested at June 30, 2008	2,437,097	$1.92	4.1	$2,366,015

(1) Option with exercise price ranging from $1.25 to $2.98
(2) Option with exercise price ranging from $1.22 to $2.98

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

On May 8, 2009, the Company entered into a Loan and Securities Purchase Agreement (“Agreement”) with Mr. William N. Lampson and Mr. Diehl Rettig (collectively, the “Lenders”). Mr. Lampson was formerly a major shareholder of Nuvotec USA, Inc. (n/k/a Perma-Fix Northwest, Inc. (“PFNW”)) and its wholly owned subsidiary, Pacific EcoSolution, Inc. (n/k/a Perma-Fix Northwest Richland, Inc. (“PFNWR”)) prior to our acquisition of PFNW and PFNWR, and Mr. Rettig was formerly a shareholder of, and counsel for, Nuvotec USA, Inc. and its subsidiaries at the time of our acquisition and after our acquisition has continued to perform certain legal services for PFNWR.  Both of the Lenders are also stockholders of the Company having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  Under the Agreement, we entered into a Promissory Note (“Note”) with the Lenders in the amount of $3,000,000 (see note 6 - “Long Term Debt” for information regarding terms of the Promissory Note).  As consideration of the Company receiving the loan pursuant to the Agreement, we issued to Messrs. Lampson and Rettig, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and/or Rule 506 of Regulation D promulgated under the Act, an aggregate of 200,000 shares of the Company’s Common Stock (“Shares”) and two Warrants to purchase up to an aggregate 150,000 shares of the Company’s Common Stock (“Warrant Shares”) at an exercise price of $1.50 per share, with Mr. Lampson receiving 180,000 Shares and a Warrant to purchase up to an aggregate of 135,000 Warrant Shares and Mr. Rettig receiving 20,000 Shares and a Warrant to purchase up to an aggregate of 15,000 Warrant Shares.  The Warrants are exercisable six months from May 8, 2009 and expire two years from May 8, 2009.  We determined the fair value of the 200,000 shares of Common Stock to be $476,000 which was based on the closing price of the stock of $2.38 per share on May 8, 2009.  We estimated the fair value of the Warrants using the Black-Scholes option pricing model.  The fair value of the Common Stock and Warrants was recorded as a debt discount to the loan and is being amortized over the term of the loan as interest expense – financing fees.  (See Note 6 – “Long Term Debt – Promissory Note and Installment Agreement” for valuation and accounting treatment of the Common Stock and Warrants).

Under the terms of the Agreement and Note, if the Company defaults in the payment of any principal or interest under the Note and such default continues for 30 days, the Lenders shall have the right to declare the Note immediately due and payable and to have payment of the remaining unpaid principal amount and accrued interest (“Payoff Amount”) in one of the two methods, at their option:

·	in cash, or

·
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

The aggregate number of Shares, Warrant Shares, and Payoff Shares that are to be issued to the Lenders under the Agreement and Note, together with the aggregate shares of the Company’s Common Stock and other Company voting securities owned by the Lenders as of the date of issuance of the Payoff Shares, if any, shall not exceed:

·	the number of shares equal to 19.9% of the number of shares of the Company’s Common Stock issued and outstanding as of the date of the Agreement, or

·	19.9% of the voting power of all of the Company’s voting securities issued and outstanding as of the date of the Agreement.

5.	Earnings (Loss) Per Share

Basic earning per share excludes any dilutive effects of stock options, warrants, and convertible preferred stock.  In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings per share.

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
(Amounts in Thousands, Except for Per Share Amounts)	2009	2008	2009	2008
Earnings per share from continuing operations
Income from continuing operations applicable to
Common Stockholders	$988	$733	1,232	$371
Basic income per share	$.02	$.02	.02	$.01
Diluted income per share	$.02	$.02	.02	$.01

(Loss) income per share from discontinued operations
(Loss) income from discontinued operations	$(237)	$(383)	67	$(1,060)
Basic loss per share	$(.01)	$(.01)	—	$(.02)
Diluted loss per share	$(.01)	$(.01)	—	$(.02)

Income per share from disposal of discontinued operations
Gain on disposal of discontinued operations	$—	$108	—	$2,216
Basic income per share	$—	$—	—	$.04
Diluted income per share	$—	—	—	$.04

Weighted average common shares outstanding – basic	54,124	53,729	54,053	53,717
Potential shares exercisable under stock option plans	367	444	111	318
Potential shares upon exercise of Warrants	46	¾	25	¾
Weighted average shares outstanding – diluted	54,537	54,173	54,189	54,035

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options	1,546	172	2,645	740
Upon exercise of Warrants	¾	¾	¾	¾

6.	Long Term Debt

Long-term debt consists of the following at June 30, 2009 and December 31, 2008:

(Amounts in Thousands)	June 30, 2009	December 31, 2008
Revolving Credit facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at option of prime rate
(3.25% at June 30,2009) plus 2.0% or minimum floor base London
InterBank Offer Rate ("LIBOR") of 2.5% plus 3.0%, balance due in
July 2012. (1) (3)	$10,207	$6,516
Term Loan dated December 22, 2000, payable in equal monthly
installments of principal of $83, balance due in July 2012, variable interest paid monthly at option of prime rate plus 2.5% or minimum floor
base LIBOR of 2.5% plus 3.5%. (1) (3)	6,167	6,667
Installment Agreement in the Agreement and Plan of Merger with
Nuvotec and PEcoS, dated April 27, 2007, payable in three equal yearly installment of principal of $833 beginning June 2009. Interest accrues at annual rate of 8.25% on outstanding principal balance starting
June 2007 and payable yearly starting June 2008	1,667	2,500
Promissory Note dated May 8, 2009, payable in monthly installments of principal of $87 starting June 8, 2009, balance due May 8, 2011, variable
interest paid monthly at LIBOR plus 4.5%, with LIBOR at least 1.5%.(2)	2,296	──
Various capital lease and promissory note obligations, payable 2009 to
2013, interest at rates ranging from 5.0% to 12.6%.	426	520
	20,763	16,203
Less current portion of long-term debt	3,056	2,022
	$17,707	$14,181

 (1)  Prior to March 5, 2009, variable interest was paid monthly at prime plus 1/2% for our Revolving Credit and prime plus 1.0% for our Term Loan.

(2)  Net of debt discount recorded ($666,000) and amortized ($49,000) based on the estimated fair value of two Warrants and 200,000 shares of the Company’s Common Stock issued on May 8, 2009 in connection with a $3,000,000 promissory note entered into by the Company and Mr. William Lampson and Mr. Diehl Rettig.  See “Promissory Note and Installment Agreement” below for additional information.

(3)  Our Revolving Credit is collateralized by our account receivables and our Term Loan is collateralized by our property, plant, and equipment.

Revolving Credit and Term Loan Agreement
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank, as amended.  The Agreement provided for a term loan ("Term Loan") in the amount of $7,000,000, which requires monthly installments of $83,000.  The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended.  The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary.  As of June 30, 2009, the excess availability under our Revolving Credit was $4,446,000 based on our eligible receivables.

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

On March 5, 2009, we entered into an Amendment to our PNC Agreement.  This Amendment increased our borrowing availability by approximately an additional $2,200,000.  In addition, pursuant to the Amendment, monthly interest due on our revolving line of credit was amended from prime plus 1/2% to prime plus 2.0% and monthly interest due on our Term Loan was amended from prime plus 1.0% to prime plus 2.5%.  The Company also has the option to pay monthly interest due on the revolving line of credit by using the LIBOR, with the minimum floor base LIBOR rate of 2.5%, plus 3.0% and to pay monthly interest due on the Term Loan using the minimum floor base LIBOR of 2.5%, plus 3.5%.  In addition, pursuant to the Amendment, the fixed charge coverage ratio was amended to reduce the availability monthly by $48,000.  The Amendment also allowed us to retain funds received from the sale of our PFO property which was completed in the fourth quarter of 2008.  All other terms and conditions to the credit facility remain principally unchanged.  As a condition of this Amendment, we paid PNC a fee of $25,000.  Funds made available under this Amendment were used to secure the additional financial assurance coverage needed by our DSSI subsidiary to operate under the PCB permit issued by the EPA on November 26, 2008.

Promissory Note and Installment Agreement
In acquiring our Material &Energy Corporation (“M&EC”) subsidiary, M&EC issued a promissory note in the principal amount of $3,700,000, together with interest at an annual rate equal to the applicable law rate pursuant to Section 6621 of the Internal Revenue Code, to Performance Development Corporation (“PDC”), dated June 25, 2001, for monies advanced to M&EC by PDC and certain services performed by PDC on behalf of M&EC prior to our acquisition of M&EC.  The principal amount of the promissory note was payable over eight years on a semiannual basis on June 30 and December 31, with a final principal payment to be made by December 31, 2008.  All accrued and unpaid interest on the promissory note was payable in one lump sum on December 31, 2008.  PDC directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC’s obligations to the IRS.  On December 29, 2008, M&EC and PDC entered into an amendment to the promissory note, whereby the outstanding principal and accrued interest due under the promissory note totaling approximately $3,066,000 was to be paid in the following installments:  $500,000 payment to be made by December 31, 2008 and five monthly payment of $100,000 to be made starting January 27, 2009, with the balance consisting of accrued and unpaid interest due on June 30, 2009.  We were directed by PDC to continue to make all payments under the promissory note, as amended, directly to the IRS to be applied to PDC’s obligations under its obligations with the IRS.  On May 13, 2009, we paid the outstanding balance of approximately $2,225,000, which consists of interest only, on the PDC promissory note directly to the IRS which satisfied M&EC’s obligations to PDC in full.

In acquiring Perma-Fix Northwest, Inc. (“PFNW”- f/k/a Nuvotec) and Perma-Fix Northwest Richland, Inc. (“PFNWR” – f/k/a Pacific EcoSolutions, Inc. (“PEcoS”)), we agreed to pay former shareholders of Nuvotec who qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933 (which includes Mr. Robert L. Ferguson, a current member of our Board of Directors) $2,500,000, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest is accrued on outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.  In June 2009, we paid the first principal installment of $833,333, along with accrued interest.  As of June 30, 2009, interest paid totaled approximately $422,000, of which $206,000 was paid in the second quarter of 2009 and $216,000 was paid in the second quarter of 2008.  See Note 11 - “Related Party Transaction” in this section for information regarding Mr. Robert L. Ferguson.

On May 8, 2009, the Company entered into a promissory note with William N. Lampson and Mr. Diehl Rettig (collectively, the “Lenders”) for $3,000,000.  Mr. Lampson was formerly a major shareholder of Nuvotec USA, Inc. (n/k/a Perma-Fix Northwest, Inc. (“PFNW”)) and its wholly owned subsidiary, Pacific EcoSolution, Inc. (n/k/a Perma-Fix Northwest Richland, Inc. (“PFNWR”)) prior to our acquisition of PFNW and PFNWR, and Mr. Rettig was formerly a shareholder of, and counsel for, Nuvotec USA, Inc. and its subsidiaries at the time of our acquisition and after our acquisition has continued to perform certain legal services for PFNWR.  Both of the Lenders are also stockholders of the Company having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  The proceeds of the loan were used primarily to pay off the promissory note, dated June 25, 2001, as amended on December 28, 2008, entered into by our M&EC subsidiary with PDC as mentioned above, with the remaining funds used for working capital purposes.  The promissory note provides for monthly principal repayment of approximately $87,000 plus accrued interest, starting June 8, 2009, and on the 8th day of each month thereafter, with interest payable at LIBOR plus 4.5%, with LIBOR at least 1.5%.  Any unpaid principal balance along with accrued interest is due May 8, 2011.  We paid approximately $22,000 in closing costs for the promissory note which will be amortized over the terms of the note.  The promissory note may be prepaid at anytime by the Company without penalty.  As consideration of the Company receiving this loan, we issued a Warrant to Mr. Lampson and a Warrant to Mr. Diehl to purchase up to 135,000 and 15,000 shares, respectively, of the Company’s Common Stock at an exercise price of $1.50 per share.  The Warrants are exercisable six months from May 8, 2009 and expire two years from May 8, 2009.  We estimated the fair value of the Warrants to be approximately $190,000 using the Black-Scholes option pricing model with the following assumption:  70.47% volatility, risk free interest rate of 1.0%, an expected life of two years and no dividends.  We also issued an aggregate of 200,000 shares of the Company’s Common Stock with Mr. Lampson receiving 180,000 shares and Mr. Rettig receiving 20,000 shares of the Company’s Common Stock.  We determined the fair value of the 200,000 shares of Common Stock to be $476,000 which was based on the closing price of the stock of $2.38 per share on May 8, 2009.  The fair value of the Warrants and Common Stock was recorded as a debt discount and is being amortized over the term of the loan as interest expense – financing fees.  Debt discount amortized as of June 30, 2009 totaled approximately $49,000.

The promissory note includes an embedded Put Option (“Put”) that can be exercised upon default.  We have concluded that the Put should be bifurcated; however, the Put has nominal value as of June 30, 2009.  We will continue to monitor the fair value of the Put on a quarterly basis.

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

Perma-Fix of Dayton (“PFD”), Perma-Fix of Florida (“PFF”), Perma-Fix of Orlando (“PFO”), Perma-Fix of South Georgia (“PFSG”), and Perma-Fix of Memphis (“PFM”)
In May 2007, the above facilities were named Potentially Responsible Parties (“PRPs”) at the Marine Shale Superfund site in St. Mary Parish, Louisiana (“Site”).  Information provided by the EPA indicates that, from 1985 through 1996, the Perma-Fix facilities above were responsible for shipping 2.8% of the total waste volume received by Marine Shale.  Subject to finalization of this estimate by the PRP group, PFF, PFO and PFD could be considered de-minimus at .06%, .07% and .28% respectively.  PFSG and PFM would be major at 1.12% and 1.27% respectively.  However, at this time the contributions of all facilities are consolidated.

As of the date of this report, the Louisiana Department of Environmental Quality (“LDEQ”) has collected approximately $8,400,000 for the remediation of the site and has completed removal of above ground waste from the site.  The EPA’s unofficial estimate to complete remediation of the site is between $9,000,000 and $12,000,000; however, based on preliminary outside consulting work hired by the PRP group, which we are a party to, the remediation costs could be below EPA’s estimation.  The PRP Group has established a cooperative relationship with LDEQ and EPA, and is working closely with these agencies to assure that the funds held by LDEQ are used cost-effectively.  As a result of negotiations with LDEQ and EPA, further remediation work by LDEQ has been put on hold pending completion of a site assessment by the PRP Group.  This site assessment could result in remediation activities to be completed within the funds held by LDEQ.  As part of the PRP Group, we have paid an initial assessment of $10,000 in the fourth quarter of 2007, which was allocated among the facilities. In addition, we accrued approximately $27,000 in the third quarter of 2008 for our estimated portion of the cost of the site assessment, which was allocated among the facilities.  As of June 30, 2009, $18,000 of the accrued amount has been paid, of which $9,000 was paid in the fourth quarter of 2008 and $9,000 was paid in the second quarter of 2009.  We anticipate paying the remaining $9,000 in the fourth quarter of 2009.  As of the date of this report, we cannot accurately access our ultimate liability.  The Company records its environmental liabilities when they are probable of payment and can be estimated within a reasonable range.  Since this contingency currently does not meet this criteria, a liability has not been established.

Notice of Violation - Perma-Fix Treatment Services, Inc. (“PFTS”)
In July 2008, PFTS received a notice of violation (“NOV”) from the Oklahoma Department of Environmental Quality (“ODEQ”) alleging that eight loads of waste materials received by PFTS between January 2007 and July 2007 were improperly analyzed to assure that the treatment process rendered the waste non-hazardous before disposition in PFTS’ non-hazardous injection well.  The ODEQ alleges the handling of these waste materials violated regulations regarding hazardous waste.  On May 18, 2009, ODEQ and PFTS finalized a settlement agreement which resulted in funding of a supplemental environmental project (“SEP”) in the amount of $5,000 in lieu of a civil penalty.  PFTS sold most all of its assets to a non-affiliated third party on May 30, 2008.

Industrial Segment Divested Facilities/Operations
We sold substantially all of the assets of PFTS pursuant to an Asset Purchase Agreement on May 30, 2008.  Under this Agreement the buyer assumed certain debts and obligations of PFTS, including, but not limited to, certain debts and obligations of PFTS to regulatory authorities under certain consent agreements entered into by PFTS with the appropriate regulatory authority to remediate portions of the facility sold to the buyer.  If any of these liabilities/obligations are not paid or performed by the buyer, the buyer would be in breach of the Asset Purchase Agreement and we may assert claims against the buyer for such breach.  We have sued the buyer of the PFTS’ assets regarding certain liabilities which we believe the buyer assumed and agreed to pay under the Asset Purchase Agreement but which the buyer has refused to satisfy as of the date of this report.

Earn-Out Amount – Perma-Fix Northwest, Inc. (“PFNW”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”)
In connection with the acquisition of PFNW (f/n/a “Nuvotec”) and PFNWR (f/k/a Pacific EcoSolutions, Inc. (“PEcoS”) in June 2007, we are required, if certain revenue targets are met, to pay to the former shareholders of Nuvotec an earn-out amount for each twelve months ending June 30, 2008, to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended, with the first $1,000,000 of the earn-out amount to be placed into an escrow account to satisfy any indemnification obligations to us of Nuvotec, PEcoS, and the former shareholders of Nuvotec.  The earn-out amounts will be earned if certain annual revenue targets for each such twelve month period are met by the Company’s consolidated Nuclear Segment.  No earn-out amounts were required to be paid for the twelve month period ended June 30, 2008.  For the twelve month period ended June 30, 2009, we have calculated that we are required to pay approximately $734,000 in earn-out amount, all of which is to be paid into the escrow account during the quarter ending September 30, 2009.  The earn-out amount was recorded as an increase to goodwill for PFNWR.  Any remaining earn-out amount earned after placing the first $1,000,000 into the escrow account will be allocated to the former shareholders of Nuvotec (which includes Mr. Robert L. Ferguson, a current member of our Board of Director).  The first $1,000,000 in earn-out amount will remain in the escrow account to satisfy any indemnification obligations to us of Nuvotec, PEcoS, and the former shareholders of Nuvotec until the end of a two year period from the date the first full $1,000,000 is placed into the escrow account, at which time any remaining amount in the escrow account will be allocated to the former shareholders of Nuvotec.  See Note 11 - “Related Party Transaction” in this section for information regarding Mr. Robert L. Ferguson.

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

In June 2003, we entered into a 25-year finite risk insurance policy with American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure.  Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations.  The policy provided an initial maximum $35,000,000 of financial assurance coverage and has available capacity to allow for annual inflation and other performance and surety bond requirements.  Our initial finite risk insurance policy required an upfront payment of $4,000,000, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account.  We are required to make seven annual installments, as amended, of $1,004,000, of which $991,000 is to be deposited in the sinking fund account, with the remaining $13,000 represents a terrorism premium.  In addition, we are required to make a final payment of $2,008,000, of which $1,982,000 is to be deposited in the sinking fund account, with the remaining $26,000 represents a terrorism premium.  In March 2009, we paid our sixth of the eight required remaining payments.  In March 2009, we secured additional financial assurance coverage of approximately $5,421,000 with AIG which enabled our Diversified Scientific Services, Inc. (“DSSI”) facility to receive and process wastes under a permit issued by the U.S. Environment Protection Agency (“EPA”) Region 4 on November 26, 2008 to commercially store and dispose of Polychlorinated Biphenyls (“PCBs”).  We secured this additional financial assurance coverage requirement by increasing our initial 25-year finite risk insurance policy with AIG from maximum policy coverage of $35,000,000 to $39,000,000, of which our total financial coverage amounts to $35,871,000 as of June 30, 2009.  Payment for this additional financial assurance coverage requires a total payment of approximately $5,219,000, consisting of an upfront payment of $2,000,000 made on March 6, 2009, of which approximately $1,655,000 was deposited into a sinking fund account, with the remaining representing fee payable to AIG.  In addition, we are required to make three yearly payments of approximately $1,073,000 starting December 31, 2009, of which $888,000 will be deposited into a sinking fund account, with the remaining to represent fee payable to AIG.

As of June 30, 2009, we have recorded $9,607,000 in our sinking fund related to the policy noted above on the balance sheet, which includes interest earned of $773,000 on the sinking fund as of June 30, 2009.  Interest income for the three and six months ended June 30, 2009 was $16,000 and $42,000, respectively.  On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract.  If we so elect, the Insurer is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility, which we acquired in June 2007, with AIG.  The policy provides an initial $7,800,000 of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8,200,000.  The policy will renew automatically on an annual basis at the end of the four year term and will not be subject to any renewal fees.  The policy requires total payment of $7,158,000, consisting of an annual payment of $1,363,000 and two annual payments of $1,520,000, starting July 31, 2008 and an additional $2,755,000 payment to be made in five quarterly payments of $551,000 beginning September 2007.  In July 2007, we paid the $1,363,000, of which $1,106,000 represented premium on the policy and the remaining was deposited into a sinking fund account.  In July 2008, we paid the first of the two $1,520,000 payments, with $1,344,000 deposited into a sinking fund account and the remaining representing premium.   We have made all of the five quarterly payments which were deposited into a sinking fund.  As of June 30, 2009, we have recorded $4,476,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $121,000 on the sinking fund as of June 30, 2009.  Interest income for the three months and six months ended June 30, 2009 totaled $24,000 and $50,000, respectively.

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

On January 8, 2008, we sold substantially all of the assets of PFMD, pursuant to the terms of an Asset Purchase Agreement, dated January 8, 2008.  In consideration for such assets, the buyer paid us $3,811,000 (purchase price of $3,825,000 less closing costs) in cash at the closing and assumed certain liabilities of PFMD.  The cash consideration was subject to certain working capital adjustments after closing.  Proceeds received from the sale were used to pay down our term loan, with the remaining funds used to pay down our revolver.  We recorded $1,786,000 (net of taxes of $71,000) in final gain on the sale of PFMD which was recorded separately on the Consolidated Statement of Operations as “Gain on disposal of discontinued operations, net of taxes” for the year ended December 31, 2008.

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

On May 30, 2008, we completed the sale of substantially all of the assets of PFTS, pursuant to the terms of an Asset Purchase Agreement, dated May 14, 2008 as amended by a First Amendment dated May 30, 2008.  In consideration for such assets, the buyer paid us $1,468,000 (purchase price of $1,503,000 less certain closing/settlement costs) in cash at closing and assumed certain liabilities of PFTS.  The cash consideration was subject to certain working capital adjustments after closing.  Pursuant to the terms of our credit facility, the proceeds received were used to pay down our term loan with the remaining funds used to pay down our revolver.  We recorded a final gain on the sale of PFTS of $281,000, net of taxes of $0, which was recorded on the Consolidated Statement of Operations as “Gain on disposal of discontinued operations, net of taxes”, for the year ended December 31, 2008.  We have sued the buyer of the PFTS’ assets regarding certain liabilities which we believe that the buyer assumed and agreed to pay under the Asset Purchase Agreement but which the buyer has refused to satisfy as of the date of this report.

The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2009 and 2008.  The gains on disposals of discontinued operations, net of taxes, were reported separately on our Consolidated Statements of Operations as “Gain on disposal of discontinued operations, net of taxes”.  The operating results of discontinued operations are included in our Consolidated Statements of Operations as part of our “Income (loss) from discontinued operations, net of taxes”.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands)	2009	2008	2009	2008

Net revenues	$—	$808	$—	$3,195
Interest expense	$(139)	$(32)	$(159)	$(72)
Operating (loss) income from discontinued operations (1)	$(237)	$(383)	$67	$(1,060)
Gain on disposal of discontinued operations (2)	—	$108	$—	$2,216
Income (loss) from discontinued operations	$(237)	$(275)	$67	$1,156

(1)  Net of taxes of $0 for all periods noted.

(2) Net of taxes of $0 and $43,000 for three and six months ended June 30, 2008, respectively.

Our “income from discontinued operations, net of taxes” on the Consolidated Statement of Operations for the six months ended June 30, 2009 included a recovery of approximately $400,000 in closure costs for PFTS recorded in the first quarter of 2009.  In connection with the divestiture of PFTS above, the buyer of PFTS’s assets was required to replace our financial assurance bond with its own financial assurance mechanism for facility closures.  Our financial assurance bond for PFTS was required to remain in place until the buyer has provided replacement coverage.  On March 24, 2009, the appropriate regulatory authority authorized the release of our financial assurance bond for PFTS which resulted in this recovery of closure costs of approximately $400,000.   In the second quarter of 2009, we recorded approximately $119,000 in interests related to a certain excise tax audit for fiscal years 1999 to 2005 for PFTS.

Assets and liabilities related to discontinued operations total $724,000 and $2,529,000 as of June 30, 2009, respectively and $761,000 and $2,994,000 as of December 31, 2008, respectively.

The following table presents the Industrial Segment’s major classes of assets and liabilities of discontinued operations that are classified as held for sale as of June 30, 2009 and December 31, 2008.  The held for sale asset and liabilities balances as of December 31, 2008 may differ from the respective balances at closing:

	June 30,	December 31,
(Amounts in Thousands)	2009	2008

Account receivable, net	$—	$—
Inventories	—	—
Other assets	—	22
Property, plant and equipment, net (1)	651	651
Total assets held for sale	$651	$673
Account payable	$—	$—
Accrued expenses and other liabilities	44	5
Note payable	—	—
Environmental liabilities	—	—
Total liabilities held for sale	$44	$5

(1)	net of accumulated depreciation of $13 for as June 30, 2009 and December 31, 2008.

The following table presents the Industrial Segment’s major classes of assets and liabilities of discontinued operations that are not held for sale as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(Amounts in Thousands)	2009	2008

Other assets	$73	$88
Total assets of discontinued operations	$73	$88
Account payable	$2	$15
Accrued expenses and other liabilities	1,536	1,947
Deferred revenue	—	—
Environmental liabilities	947	1,027
Total liabilities of discontinued operations	$2,485	$2,989

The Industrial Segment includes two previously shut-down facilities which were presented as discontinued operations in prior years.  These facilities include Perma-Fix of Pittsburgh (“PFP”) and Perma-Fix of Michigan (“PFMI”).  Our decision to discontinue operations at PFP was due to our reevaluation of the facility and our inability to achieve profitability at the facility.  During February 2006, we completed the remediation of the leased property and the equipment at PFP, and released the property back to the owner.  Our decision to discontinue operations at PFMI was principally a result of two fires that significantly disrupted operations at the facility in 2003, and the facility’s continued drain on the financial resources of our Industrial Segment.  As a result of the discontinued operations at the PFMI facility, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006.  In September 2006, PFMI signed a Corrective Action Consent Order with the State of Michigan, requiring performance of studies and development and execution of plans related to the potential clean-up of soils in portions of the property.  The level and cost of the clean-up and remediation are determined by state mandated requirements.  During 2006, based on state-mandated criteria, we began implementing the modified methodology to remediate the facility.  We have spent approximately $771,000 for closure costs since discontinuation of PFMI in October 2004, of which approximately $26,000 was spent during the six months ended June 30, 2009 and $26,000 was spent during 2008.  We have $511,000 accrued for the closure, as of June 30, 2009, and we anticipate spending $3,000 in the remaining six months of 2009, with the remainder over the next five years.  Based on the current status of the Corrective Action, we believe that the remaining reserve is adequate to cover the liability.

As of June 30, 2009, PFMI has a pension payable of $1,001,000.  The pension plan withdrawal liability is a result of the termination of the union employees of PFMI.  The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST.  The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period.  This obligation is recorded as a long-term liability, with a current portion of $184,000 that we expect to pay over the next year.

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

The table below presents certain financial information of our operating segment as of and for the three and six months ended June 30, 2009 and 2008 (in thousands).

Segment Reporting for the Quarter Ended June 30, 2009
	Nuclear		Industrial	Engineering	Segments Total	Corporate (2)		Consolidated Total
Revenue from external customers	$20,732	(3)	$1,962	$1,004	$23,698	$—		$23,698
Intercompany revenues	690		187	52	929	—		929
Gross profit	5,300		411	314	6,025	—		6,025
Interest income	—		—	—	—	41		41
Interest expense	165		34	1	200	268		468
Interest expense-financing fees	—		—	—	—	63		63
Depreciation and amortization	1,073		110	9	1,192	9		1,201
Segment profit (loss)	2,713		(141)	159	2,731	(1,743)		988
Segment assets(1)	97,508		5,246	2,221	104,975	18,875	(4)	123,850
Expenditures for segment assets	176		64	2	242	6		248
Total long-term debt	1,938		130	25	2,093	18,670	(5)	20,763

Segment Reporting for the Quarter Ended June 30, 2008
	Nuclear		Industrial	Engineering	Segments Total	Corporate (2)		Consolidated Total
Revenue from external customers	$15,009	(3)	$2,704	$789	$18,502	$—		$18,502
Intercompany revenues	673		247	168	1,088	—		1,088
Gross profit	4,557		989	328	5,874	—		5,874
Interest income	—		—	—	—	49		49
Interest expense	229		4	1	234	133		367
Interest expense-financing fees	—		—	—	—	57		57
Depreciation and amortization	1,099		—	8	1,107	10		1,117
Segment profit (loss)	1,763		334	134	2,231	(1,498)		733
Segment assets(1)	92,241		5,962	2,008	100,211	13,487	(4)	113,698
Expenditures for segment assets	33		4	8	45	2		47
Total long-term debt	5,143		186	1	5,330	5,415		10,745

Segment Reporting for the Six Months Ended June 30, 2009
	Nuclear		Industrial	Engineering	Segments Total	Corporate (2)		Consolidated Total
Revenue from external customers	$39,846	(3)	$4,071	$1,783	$45,700	$—		$45,700
Intercompany revenues	1,441		374	223	2,038	—		2,038
Gross profit	9,592		981	540	11,113	—		11,113
Interest income	1		—	—	1	92		93
Interest expense	525		38	3	566	449		1,015
Interest expense-financing fees	—		—	—	—	76		76
Depreciation and amortization	2,129		213	19	2,361	20		2,381
Segment profit (loss)	4,462		(87)	245	4,620	(3,388)		1,232
Segment assets(1)	97,508		5,246	2,221	104,975	18,875	(4)	123,850
Expenditures for segment assets	428		113	2	543	9		552
Total long-term debt	1,938		130	25	2,093	18,670	(5)	20,763

Segment Reporting for the Six Months Ended June 30, 2008
	Nuclear		Industrial	Engineering	Segments Total	Corporate (2)		Consolidated Total
Revenue from external customers	$28,991	(3)	$5,290	$1,691	$35,972	$—		$35,972
Intercompany revenues	1,284		444	266	1,994	—		1,994
Gross profit	8,112		1,625	584	10,321	—		10,321
Interest income	2		—	—	2	115		117
Interest expense	436		10	1	447	291		738
Interest expense-financing fees	1		—	—	1	109		110
Depreciation and amortization	2,203		—	15	2,218	20		2,238
Segment profit (loss)	2,739		300	262	3,301	(2,930)		371
Segment assets(1)	92,241		5,962	2,008	100,211	13,487	(4)	113,698
Expenditures for segment assets	545		49	8	602	9		611
Total long-term debt	5,143		186	1	5,330	5,415		10,745

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)	Amounts reflect the activity for corporate headquarters not included in the segment information.

(3)
The consolidated revenues within the Nuclear Segment include the CH Plateau Remediation Company (“CHPRC”) revenue of $11,624,000 or 49.1% and $22,371,000 or 49.0% of our total consolidated revenue for the three and six months ended June 30, 2009, respectively.  Our M&EC facility was awarded a subcontract by CHPRC, a general contractor to the Department of Energy (“DOE”), in the second quarter of 2008.  Operations of this subcontract commenced at the DOE Hanford Site on October 1, 2008.  The consolidated revenues within the Nuclear Segment also include the Fluor Hanford revenue of $0 for both the three and six months ended June 30, 2009 as compared to $2,110,000 or 11.4% and $3,875,000 or 10.8% for the three and six months ended June 30, 2008, respectively.  Effective October 1, 2008, CHPRC began management of waste activities previously under Fluor Hanford, DOE’s general contractor prior to CHPRC.  See “Known Trends and Uncertainties – Significant Customers” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the revenue transition discussion.

(4)	Amount includes assets from discontinued operations of $724,000 and $766,000 as of June 30, 2009 and 2008, respectively.

(5)
Net of debt discount recorded ($666,000) and amortized ($49,000) based on the estimated fair value of two Warrants and 200,000 shares of the Company’s Common Stock issued on May 8, 2009 in connection with a $3,000,000 promissory note entered into by the Company and Mr. William Lampson and Mr. Diehl Rettig.  See Note 6 - “Promissory Note and Installment Agreement” for additional information.

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

SFAS No. 109 requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. We evaluate the realizability of our deferred income tax assets, primarily resulting from impairment loss and net operating loss carryforwards, and adjust our valuation allowance, if necessary. Once we utilize our net operating loss carryforwards, we would expect our provision for income tax expense in future periods to reflect an effective tax rate that will be significantly higher than past periods.

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

We have not yet filed our income tax returns for the period ended December 31, 2008 tax year; however, we expect that the actual return will mirror tax positions taken within our income tax provision for 2008.  As we believe that all such positions are fully supportable by existing Federal law and related interpretations, there are no uncertain tax positions to consider in accordance with FIN 48.  The impact of our reassessment of our tax positions in accordance with FIN 48 for the first and second quarters of 2009 did not have any impact on our result of operations, financial condition or liquidity.

11.   Related Party Transaction

Mr. Robert L. Ferguson
Mr. Robert Ferguson, was nominated to serve as a Director in connection with the closing of the acquisition by the Company of Nuvotec (n/k/a Perma-Fix Northwest, Inc. (“PFNW”)) and its wholly owned subsidiary, Pacific EcoSolutions, Inc. (“PEcoS”) (n/k/a Perma-Fix Northwest Richland, Inc. (“PFNWR”)) in June 2007 and subsequently elected as a Director at our Annual Meeting of Shareholders held in August 2007 and each Annual Meeting of Shareholders since August 2007.  At the time of the acquisition, Mr. Ferguson was the Chairman, Chief Executive Officer, and individually or through entities controlled by him, the owner of approximately 21.29% of Nuvotec’s outstanding Common Stock.  In connection with the acquisition of PFNW and PFNWR in June 2007, we are required, if certain revenue targets are met, to pay to the former shareholders of Nuvotec an earn-out amount for each twelve month period ending June 30, 2008 to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended, with the first $1,000,000 of the earn-out amount to be placed into an escrow account to satisfy any indemnification obligations to us of Nuvotec, PEcoS, and the former shareholders of Nuvotec.  The earn-out amounts will be earned if certain annual revenue targets for each such twelve month period are met by the Company’s consolidated Nuclear Segment.  No earn-out amounts were required to be paid for the twelve month period ended June 30, 2008.  For the twelve month period ended June 30, 2009, we have calculated that we are required to pay $734,000 in earn-out amount, all of which is to be paid into the escrow account during the quarter ending September 30, 2009.  Any remaining earn-out amount earned after placing the first $1,000,000 into the escrow account will be allocated to the former shareholders of Nuvotec.  The first $1,000,000 in earn-out amount will remain in the escrow account to satisfy any indemnification obligations to us of Nuvotec, PEcoS, and the former shareholders of Nuvotec until the end of a two year period from the date the first full $1,000,000 is placed into the escrow account, at which time any remaining amount in the escrow account will be allocated to the former shareholders of Nuvotec.  Mr. Ferguson, individually or through entities controlled by him, is entitled to receive 21.29% of the total earn-out amounts.

In connection with the acquisition of Nuvotec and PEcoS, we also agreed to pay former shareholders of Nuvotec who qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933 (which includes Mr. Robert L. Ferguson) $2,500,000, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest is accrued on outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.  In June 2009, we made our first principal installment payment of $833,333, along with accrued interest.  As of June 30, 2009, interest paid totaled approximately $422,000, of which $206,000 was paid in the second quarter of 2009 and $216,000 was paid in the second quarter of 2008.  Mr. Robert L. Ferguson is entitled to receive his proportionate share of 27.18% of the note payments.

12.   Subsequent Event

In 2004, our Board of Directors adopted the 2004 Stock Option Plan (the “2004 Option Plan”), and the 2004 Option Plan was approved by our stockholders at the annual meeting held on July 28, 2004.  The 2004 Option Plan authorizes the grant of non-qualified and incentive stock options to officers and employees (including an employee who is a member of the Board of Directors).  The Board of Directors believes that the 2004 Option Plan serves to:

(a)	enhance the Company’s ability to attract, retain, and reward qualified employees, and

(b)	to provide incentive for such employees to render outstanding service to the Company and its stockholders.

Currently, the maximum number of shares of our Common Stock that may be issued under the 2004 Option Plan is 2,000,000, of which 166,502 shares have previously been issued under the 2004 Option Plan and 1,832,499 shares are issuable under outstanding options granted under the 2004 Option Plan.  As a result, an aggregate of 1,999,001 of the 2,000,000 shares authorized under the 2004 Option Plan have been previously issued or reserved for issuance, and only 999 shares remain available for issuance under the 2004 Option Plan.  In order to continue the benefits that are derived through the 2004 Option Plan, on May 1, 2009, our Compensation Committee approved and recommended that our Board of Directors approved the First Amendment to the 2004 Option Plan (the “First Amendment”) to increase from 2,000,000 to 3,000,000 the number of shares of our Common Stock reserved for issuance under the 2004 Option Plan.  Our Board of Directors approved the First Amendment on May 1, 2009.  Approval of the First Amendment was subject to the approval by our stockholders.  On July 29, 2009, our shareholders did not approve the First Amendment to the 2004 Option Plan at our Annual Meeting of Stockholders.

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

·	cash flow from operations and our available liquidity from our line of credit are sufficient to service our current obligations;
·	government funding and economic stimulus package should positively impact our existing government contracts;
·	demand for our service will continue to be subject to fluctuations;
·	effect on us due to reductions in the level of government funding;
·	we plan to fund any repurchases under the common stock repurchase plan through our internal cash flow and/or borrowing under our line of credit;
·	the Company does not have any immediate plans or current commitments to issue shares under the registration statement;
·	ability to generate sufficient cash flow from operations to fund all costs of operations;
·	ability to remediate certain contaminated sites for projected amounts;
·	ability to borrow under our credit facility;
·	consideration of alternatives to our credit facility which could provide terms more favorable to us than under our existing credit facilities;
·	no further impairment of intangible or tangible assets;
·
despite our aggressive compliance and auditing procedures for disposal of wastes, we could, in the future, be notified that we are a Potentially Responsible Party (“PRP”) at a remedial action site, which could have a material adverse effect;

·	ability to generate funds internally to remediate sites;
·	ability to fund budgeted capital expenditures of $1,300,000 during 2009 through our operations or lease financing or a combination of both;
·	growth of our Nuclear Segment;
·	we believe full operations under the CHPRC subcontract will result in revenues for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year base period;
·
Our inability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor) could have a material adverse effect on our operations and financial condition;

·
we believe that the higher federal government funding made available to remediate DOE sites than past years under the 2009 federal budget along with the economic stimulus package (“ARRA”), enacted by the Congress in February 2009, will provide substantial funds to remediate DOE sits and thus should positively impact our existing government contracts within our Nuclear Segment;

·
although we have seen smaller fluctuation in government receipts between quarters in recent years, as government spending is contingent upon its annual budget and allocation of funding, we cannot provide assurance that we will not have larger fluctuations in the quarters in the near future;

·	we anticipate spending $3,000 in the remaining six months of 2009 to remediate the PFMI site, with the remainder over the next five years;
·	based on the current status of Corrective Action for PFMI, we believe that the remaining reserve is adequate to cover the liability;

·	we believe we maintain insurance coverage adequate for our needs and which is similar to, or greater than the coverage maintained by other companies of our size in the industry;
·	implementation of controls which we believe will remediate material control weaknesses by the third quarter of 2009;
·	we anticipate centralization of Accounts Payable for three remaining facilities by the third quarter of 2009;
·	we plan to integrate a Purchase Order System to certain of our facilities by year end;
·	our believe that the buyer of PFTS’ assets assumed certain liabilities and agreed to pay under the Asset Purchase Agreement but which the buyer has refused to satisfy as of the date of this report;
·	potential for fines and remediation of our waste management facilities;
·	we will continue to monitor the fair value of the Put on a quarterly basis;
·	In the event of failure of AIG, this could significantly impact our operations and our permits;
·	the Company will begin to use the new Codification beginning with the Form 10-Q for the quarter ending September 30, 2009;
·	the Company does not expect SFAS 166 to materially impact its operations or financial position;
·
the Company expects FSP No. 141R-1 will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions it consummates after the effect date;

·	payment of $734,000 in earn-out amount into the escrow account is to be made during the quarter ending September 30, 2009; and
·	the remaining amount of the earn-out that we may be required to pay in connection with the acquisition of PFNWR and PFNW.

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

·	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
·	potential increases in equipment, maintenance, operating or labor costs;
·	management retention and development;
·	financial valuation of intangible assets is substantially more/less than expected;
·	the requirement to use internally generated funds for purposes not presently anticipated;
·	inability to continue to be profitable on an annualized basis;
·	the inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
·	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
·	renegotiation of contracts involving the federal government;
·	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment; and
·	Risk Factors contained in Item 1A of our 2008 Form 10-K.

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

The second quarter of 2009 reflected a revenue increase of $5,196,000 to $23,698,000 or 28.1% from revenue of $18,502,000 for the same period of 2008.  Within our Nuclear Segment, we generated revenue of $20,732,000 in the second quarter of 2009, an increase of $5,723,000 or 38.1% from the corresponding period of 2008.  The increase in revenue within our Nuclear Segment was primarily due to revenue generated from the subcontract awarded to our M&EC subsidiary by CH Plateau Remediation Company (“CHPRC”), a general contractor to the Department of Energy (“DOE”), in the second quarter of 2008.  This subcontract officially commenced on October 1, 2008.  The increase was offset by lower revenue from remaining generators due to the impact of lower volume of waste.  Our Industrial Segment generated $1,962,000 in revenue in the second quarter of 2009, as compared to $2,704,000 for the corresponding period of 2008, or 27.4% decrease.  This decrease was primarily the result of lower oil sales revenue resulting from both decreased volume and a lower average price per gallon.  In addition, we saw a decrease in revenue from government generators due to reduced volume as result of the slow down in the economy.  Revenue in our Industrial Segment includes revenue of Perma-Fix of Fort Lauderdale, Inc. (“PFFL”), Perma-Fix of South Georgia, Inc. (“PFSG”), and Perma-Fix of Orlando, Inc. (“PFO”).  In May 2007, our Board of Directors authorized the divestiture of our Industrial Segment.  In September 2008, our Board of Directors approved retaining the three facilities/operations at PFFL, PFSG, and PFO, which resulted in the reclassification of these three facilities/operations back into our continuing operations.  Revenue for the second quarter of 2009 from the Engineering Segment increased $215,000 or 27.2% to $1,004,000 from $789,000 for the same period of 2008.

The second quarter 2009 gross profit increased $151,000 or 2.6% from the corresponding period of 2008 due primarily to the CHPRC subcontract at M&EC.

SG&A for the second quarter of 2009 decreased 2.8% to $4,465,000 from $4,596,000 in the corresponding period of 2008.

Our working capital position at June 30, 2009 was $65,000, which includes working capital of our discontinued operations, as compared to a negative working capital of $3,886,000 as of December 31, 2008.  The improvement in our working capital was attributed by the reduction of our account payables and current debts from funds generated by our operations.

Outlook
We believe that the increase in government funding made available to remediate DOE sites under the 2009 federal government budget along with the economic stimulus package (American Recovery and Reinvestment Act), enacted by the Congress in February 2009, will provide substantial funds to remediate DOE sites and thus should positively impact our existing government contracts within our Nuclear Segment.  However, we expect that demand for our services will continue to be subjected to fluctuations due to a variety of factors beyond our control, including the current economic recession and conditions, the federal deficit, and the manner in which the federal government will be required to spend funding to remediate federal sites.   Our operations depend, in large part, upon governmental funding, particularly funding levels at the DOE.  Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows.

Results of Operations
The reporting of financial results and pertinent discussions are tailored to three reportable segments: Nuclear, Industrial, and Engineering.

	Three Months Ending				Six Months Ending
	June 30,				June 30,
Consolidated (amounts in thousands)	2009	%	2008	%	2009	%	2008	%
Net revenues	$23,698	100.0	$18,502	100.0	$45,700	100.0	$35,972	100.0
Cost of goods sold	17,673	74.6	12,628	68.3	34,587	75.7	25,651	71.3
Gross profit	6,025	25.4	5,874	31.7	11,113	24.3	10,321	28.7
Selling, general and administrative	4,465	18.8	4,596	24.8	8,805	19.3	9,056	25.2
Loss (gain) on disposal of property and equipment	―	―	141	.8	(12)	―	141	.4
Income from operations	$1,560	6.6	$1,137	6.1	$2,320	5.0	$1,124	3.1
Interest income	41	.2	49	.3	93	.2	117	.3
Interest expense	(468)	(2.0)	(367)	(2.0)	(1,015)	(2.2)	(738)	(2.1)
Interest expense-financing fees	(63)	(.2)	(57)	(.3)	(76)	(.1)	(110)	(.3)
other	9	―	(12)	―	10	―	(6)	―
Income from continuing operations before taxes	1,079	4.6	750	4.1	1,332	2.9	387	1.0
Income tax expense	91	.4	17	.1	100	.2	16	―
Income from continuing operations	988	4.2	733	4.0	1,232	2.7	371	1.0
Preferred Stock dividends	―	―	―	―	―	―	―	―

Summary – Three and Six Months Ended June 30, 2009 and 2008

Consolidated revenues increased $5,196,000 for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, as follows:

(In thousands)	2009	% Revenue	2008	% Revenue	Change	% Change
Nuclear
Government waste	$5,198	21.9	$9,181	49.6	$(3,983)	(43.4)
Hazardous/Non-hazardous	894	3.8	922	5.0	(28)	(3.0)
Other nuclear waste	3,016	12.7	2,796	15.1	220	7.9
Fluor Hanford	—	—	2,110	11.4	(2,110)	(100.0)
CHPRC	11,624	49.1	—	—	11,624	100.0
Total	20,732	87.5	15,009	81.1	5,723	38.1

Industrial
Commercial	$1,238	5.2	$1,231	6.7	$7	0.6
Government services	131	0.6	301	1.6	(170)	(56.5)
Oil Sales	593	2.5	1,172	6.3	(579)	(49.4)
Total	1,962	8.3	2,704	14.6	(742)	(27.4)

Engineering	1,004	4.2	789	4.3	215	27.2

Total	$23,698	100.0	$18,502	100.0	$5,196	28.1

Net Revenue
The Nuclear Segment realized revenue growth of $5,723,000 or 38.1% for the three months ended June 30, 2009 over the same period in 2008.  In the second quarter of 2008, our M&EC subsidiary was awarded a subcontract by CHPRC (“CHPRC subcontract”) to perform a portion of facility operations and waste management activities for the DOE Hanford, Washington Site.  Operations under this subcontract commenced at the DOE Hanford Site on October 1, 2008.  This is a cost plus award fee subcontract.  Revenue from CHPRC totaled $11,624,000 or 49.1% of our total revenue from continuing operations, and included approximately $7,827,000 of revenue under the CHPRC subcontract at M&EC.  Effective October 1, 2008, CHPRC also began management of waste activities previously under Fluor Hanford, DOE’s general contractor at the Hanford Site prior to CHPRC.  Our Nuclear Segment had three previous subcontracts with Fluor Hanford.  These three subcontracts have since been renegotiated by CHPRC to September 30, 2013.  Revenue from government generators, excluding CHPRC and Fluor Hanford as discussed above, decreased $3,983,000 or 43.4% due primarily to significant reduction in volume which more than offset pricing increases.  Revenue from hazardous and non-hazardous waste was down $28,000 or 3.0% due primarily to reduced average pricing which was partially offset by increase in remediation revenues.  Revenue from our Industrial Segment decreased $742,000 or 27.4% due to lower oil sales revenue resulting from both decreased volume and decreased average price per gallon of 11.9% and 42.6%, respectively.  Government revenue was also down due to reduced volume received.  Revenue in our Engineering Segment increased approximately $215,000 or 27.2% due to increased billable hours of 18.9% and increased average billing rate of 7.6%.

Consolidated revenues increased $9,728,000 for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, as follows:

(In thousands)	2009	% Revenue	2008	% Revenue	Change	% Change
Nuclear
Government waste	$9,876	21.6	$15,517	43.1	$(5,641)	(36.4)
Hazardous/Non-hazardous	1,853	4.0	1,777	5.0	76	4.3
Other nuclear waste	5,746	12.6	7,822	21.7	(2,076)	(26.5)
Fluor Hanford	—	—	3,875	10.8	(3,875)	(100.0)
CHPRC	22,371	49.0	—	—	22,371	100.0
Total	39,846	87.2	28,991	80.6	10,855	37.4

Industrial
Commercial	$2,466	5.4	$2,631	7.3	$(165)	(6.3)
Government services	258	0.6	540	1.5	(282)	(52.2)
Oil Sales	1,347	2.9	2,119	5.9	(772)	(36.4)
Total	4,071	8.9	5,290	14.7	(1,219)	(23.0)

Engineering	1,783	3.9	1,691	4.7	92	5.4

Total	$45,700	100.0	$35,972	100.0	$9,728	27.0

The Nuclear Segment experienced approximately $10,855,000 or 37.4% increase in revenue for the six months ended June 30, 2009 over the same period of 2008.  Revenue from CHPRC totaled $22,371,000 or 49.0% of our total revenue from continuing operations, including approximately $15,365,000 of revenue under the CHPRC subcontract previously discussed.  Revenue from CHPRC also included revenue from three subcontracts previously managed by Fluor Hanford, DOE general contractor at the Hanford Site prior to CHPRC.  CHPRC has since renegotiated these three subcontracts to September 30, 2013.  Revenue from government generators, excluding CHPRC and Fluor Hanford as discussed above, decreased $5,641,000 or 36.4% due primarily to significant reduction in volume which more than offset increase in pricing.  Revenue from hazardous and non-hazardous waste was up $76,000 or 4.3% due primarily to higher remediation revenue.  Other nuclear waste revenue decreased $2,076,000  or 26.5% due primarily to a shipment of high activity and high margin waste of approximately $2,700,000 received in the first quarter of 2008 which we did not repeat in the first six months of 2009.  Revenue from our Industrial Segment decreased $1,219,000 or 23.0% due primarily to significant reduction in oil sales revenue resulting from both decreased volume and decreased average price per gallon of 12.9% and 27.3%, respectively.  Revenue from government generators was down primarily due to lower volume. Commercial revenue was down due to less field services work, which is impacted by the slow down in the economy.  Revenue in our Engineering Segment increased approximately $92,000 or 5.4% due primarily to increased average billing rate of 3.5% with billable hours remaining constant.

Cost of Goods Sold
Cost of goods sold increased $5,045,000 for the quarter ended June 30, 2009, as compared to the quarter ended June 30, 2008, as follows:

		%		%
(In thousands)	2009	Revenue	2008	Revenue	Change
Nuclear	$15,432	74.4	$10,452	69.6	4,980
Industrial	1,551	79.1	1,715	63.4	(164)
Engineering	690	68.7	461	58.4	229
Total	$17,673	74.6	$12,628	68.3	5,045

The Nuclear Segment’s cost of goods sold for the three months ended June 30, 2009 were up $4,980,000 or 47.6%, which included the cost of goods sold of approximately $6,276,000 related to the CHPRC subcontract.  Costs as a percentage of revenue were up approximately 4.8% which reflected primarily the higher cost CHPRC subcontract.  Excluding the cost of goods sold of CHPRC, remaining Nuclear Segment cost of goods sold decreased approximately $1,296,000 due primarily to reduction in revenue.  In the Industrial Segment, cost of goods sold decreased $164,000 or 9.6%.  However, cost as a percentage of revenue was up approximately 15.7% due to lower margin wastes processed and disposed of.  In addition, we had approximately $67,000 in depreciation expense in the quarter ended June 30, 2009 which did not exist in the corresponding period of 2008 as PFFL, PFO, and PFSG were in discontinued operations during the three months ended June 30, 2008.  Engineering Segment costs increased approximately $229,000 due primarily to higher revenue, higher bonus/commission, and higher payroll expenses.  Included within cost of goods sold is depreciation and amortization expense of $1,123,000 and $1,092,000 for the three months ended June 30, 2009, and 2008, respectively.

Cost of goods sold increased $8,936,000 for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, as follows:

		%		%
(In thousands)	2009	Revenue	2008	Revenue	Change
Nuclear	$30,254	75.9	$20,879	72.0	9,375
Industrial	3,090	75.9	3,665	69.3	(575)
Engineering	1,243	69.7	1,107	65.5	136
Total	$34,587	75.7	$25,651	71.3	8,936

Cost of goods sold for the Nuclear Segment increased $9,375,000 or 44.9%, which included the cost of goods sold of approximately $12,302,000 related to the CHPRC subcontract.  The increase in cost of goods sold for the six months ended June 30, 2009 was primarily the result of higher costs related to the CHPRC subcontract in addition to lower margin wastes which resulted in higher disposal costs.  In the Industrial Segment, cost of goods sold decreased $575,000 or 15.7% due to lower material, disposal, and payroll related expenses.  Cost as a percentage of revenue increased due to revenue mix as we sold less used oil which has higher margin.  In addition, we incurred depreciation expense of approximately $137,000 which did not exist in the six months ended June 30, 2008 as PFFL, PFSG, and PFO were in discontinued operations.  The Engineering Segment’s cost of goods sold increased approximately $136,000 due primarily to higher payroll expenses and increased revenue.  Included within cost of goods sold is depreciation and amortization expense of $2,246,000 and $2,185,000 for the six months ended June 30, 2009, and 2008, respectively.

Gross Profit
Gross profit for the quarter ended June 30, 2009, increased $151,000 over 2008, as follows:

(In thousands)	2009	% Revenue	2008	% Revenue	Change
Nuclear	$5,300	25.6	$4,557	30.4	$743
Industrial	411	20.9	989	36.6	(578)
Engineering	314	31.3	328	41.6	(14)
Total	$6,025	25.4	$5,874	31.7	151

The Nuclear Segment gross profit increased $743,000, which included gross profit of approximately $1,552,000 on the CHPRC subcontract at our M&EC facility.  The decrease in gross margin was due primarily to revenue mix as our total Nuclear Segment revenue contained more revenue from the CHPRC subcontract, which carries a lower gross margin than our treatment revenue.  In the Industrial Segment, gross profit decreased approximately $578,000 or 58.4% due primarily to higher disposal costs and depreciation expense which did not exist in 2008 as PFFL, PFSG, and PFO were in discontinued operations.  Gross margin decreased to 20.9% in the second quarter of 2009 as compared to 36.6% in the corresponding period of 2008 due to processing lower margin wastes instead of higher margin used oil sales.  The decrease in gross profit in the Engineering Segment was due primarily to higher payroll related expenses and bonus/commission.

Gross profit for the six months ended June 30, 2009, increased $792,000 over 2008, as follows:
(In thousands)	2009	% Revenue	2008	% Revenue	Change
Nuclear	$9,592	24.1	$8,112	28.0	$1,480
Industrial	981	24.1	1,625	30.7	(644)
Engineering	540	30.3	584	34.5	(44)
Total	$11,113	24.3	$10,321	28.7	$792

The Nuclear Segment gross profit increased $1,480,000, which included gross profit of approximately $3,063,000 related to the CHPRC subcontract.  The decrease in gross margin was primarily due to the lower margin CHPRC subcontract in addition to low waste volume received.  Gross profit for the Industrial Segment decreased $644,000.  The decrease in gross margin was attributed to increase in depreciation expense as mentioned above in addition to lower margin waste streams.  The Engineering Segment gross profit decreased approximately $44,000 or 7.5% primarily due to higher payroll expenses.

Selling, General and Administrative
Selling, general and administrative ("SG&A") expenses decreased $131,000 for the three months ended June 30, 2009, as compared to the corresponding period for 2008, as follows:

(In thousands)	2009	% Revenue	2008	% Revenue	Change
Administrative	$1,431	—	$1,365	—	$66
Nuclear	2,364	11.4	2,401	16.0	(37)
Industrial	516	26.3	637	23.6	(121)
Engineering	154	15.3	193	24.5	(39)
Total	$4,465	18.8	$4,596	24.8	$(131)

Our SG&A for the three months ended June 30, 2009 decreased $131,000 or 2.8% over the corresponding period of 2008.  The increase in administrative SG&A was primarily the result of higher salaries due to additional headcount at our corporate office as we continue to centralize accounting function.  This increase was offset by decrease in payroll expenses in our segments.  In addition, stock option expense was higher due to 1,228,000 options granted to certain company officers and employees since August 2008.  Such options were not granted in 2007.  Nuclear Segment SG&A was down approximately $37,000 due mainly to lower salaries, payroll related expenses, and bonus/commission as we continue to streamline our costs.  This decrease was partially offset by bad debt expense.  Industrial Segment SG&A decreased approximately $121,000 due primarily to lower payroll, bonus/incentive, and outside service expense as we had certain permit compliance and legal matters in 2008 which did not occur in 2009.  This decrease was partially offset by higher bad debt expense and depreciation expense incurred in 2009 which did not exist in 2008 as the Industrial Segment was in discontinued operations.  The Engineering Segment’s SG&A expense decreased approximately $39,000 primarily due to decrease in payroll expenses.  Included in SG&A expenses is depreciation and amortization expense of $78,000 and $25,000 for the three months ended June 30, 2009, and 2008, respectively.

SG&A expenses decreased $251,000 for the six months ended June 30, 2009, as compared to the corresponding period for 2008, as follows:

		%		%
(In thousands)	2009	Revenue	2008	Revenue	Change
Administrative	$2,934	—	$2,653	—	$281
Nuclear	4,542	11.4	4,780	16.5	(238)
Industrial	1,037	25.5	1,303	24.6	(266)
Engineering	292	16.4	320	18.9	(28)
Total	$8,805	19.3	$9,056	25.2	$(251)

SG&A decreased $251,000 or 2.8% for the six months ended June 30, 2009 as compared to the corresponding period of 2008.  The increase in administrative SG&A of approximately $281,000 was primarily the result higher stock option expense as mentioned above and higher payroll expenses resulting from centralization of accounting function.  401k match expense was higher as certain Industrial Segment employees forfeited the Company’s match portion following the divestures in 2008.  We also incurred higher outside service expenses relating to daily corporate legal matters and information technology projects.  Nuclear Segment SG&A was down approximately $238,000 due mainly to lower salaries, other payroll related expenses, and bonus/commission as we continue to streamline our costs.  The decrease was partially offset by bad debt expense and legal expense at certain of our facilities.  SG&A for the Industrial Segment decreased for the same reason as the second quarter mentioned above with the exception of no significant change in bad debt expense.  The Engineering Segment’s SG&A expense decreased approximately $28,000 primarily due to decrease in payroll and travel expenses.  Included in SG&A expenses is depreciation and amortization expense of $135,000 and $53,000 for the six months ended June 30, 2009, and 2008, respectively.

Interest Expense
Interest expense increased $101,000 and $277,000 for the three and six months ended June 30, 2009, respectively, as compared to the corresponding period of 2008.

	Three Months			Six Months
(In thousands)	2009	2008	Change	2009	2008	Change
PNC interest	$221	$98	$123	$383	$221	$162
Other	247	269	(22)	632	517	115
Total	$468	$367	$101	$1,015	$738	$277

The increase in interest expense for both the three and six months ended June 30, 2009 as compared to the corresponding period of 2008 was due primarily to higher interest on our revolver and term note resulting from higher balances in addition to higher interest expense relating to certain vendor invoices.  During the first six months of 2008, our term loan balance was paid off, the result of proceeds received from the sale of certain of our Industrial Segment facilities.  Our term loan balance was significantly higher in the first six months of 2009 resulting from the reload of our term note in August 2008 to $7,000,000.  In addition, our revolver balance was higher throughout the first six months of 2009 as compared to 2008 due to funding of our finite insurance policies.  The increase in interest expense for both the three and six months was partially offset by lower interest resulting from payoff of the KeyBank note in December 2008 at our PFNWR facility as well as lower interest resulting from decreasing and paying off of our loan balance for the PDC note at our M&EC facility during the first six months of 2009.

Interest Expense - Financing Fees
Interest expense-financing fees increased approximately $8,000 and decreased $34,000 for the three and six months ended June 30, 2009, respectively, as compared to the corresponding period of 2008.  The increase for the three months was due primarily to debt discount amortized as financing fees in connection with the issuance of 200,000 shares of the Company’s Common Stock and two Warrants for purchase up to 150,000 shares of the Company’s Common Stock as consideration for the Company receiving a $3,000,000 loan from Mr. William Lampson and Mr. Diehl Rettig in May 2009.  The decrease for the six months was due primarily to monthly amortized financing fees associated with our original credit facility and subsequent amendments which became fully amortized in May 2008.  The decrease was partially offset by the debt discount amortized as financing fees mentioned above.

Interest Income
Interest income decreased approximately $8,000 and $24,000 for the three and six months ended June 30, 2009, as compared to the corresponding period of 2008, respectively.  The decrease for the three and six months is primarily the result of lower interest earned on the finite risk sinking fund due to lower interest rates.

Loss (gain) on disposal of Property and Equipment
The loss on disposal of fixed assets for the three and six months ended June 30, 2008 was primarily due to disposal of idle equipment at our DSSI facility.

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

Our discontinued operations had no revenues in 2009.  Revenues for the three and six months ended June 2008 were $808,000 and $3,195,000, respectively.  The Industrial Segment had net operating loss of $237,000 and net operating income of $67,000 for the three and six months ended June 30, 2009, respectively, as compared to net operating loss of $383,000 and $1,060,000 for the corresponding period of 2008.  The net operating income for the six months ended June 30, 2009 included a recovery of approximately $400,000 in closure costs recorded in the first quarter of 2009 resulting from the authorized release of PFTS’s financial assurance bond from the appropriate regulatory authority as result of the divestiture of the PFTS facility.  In the second quarter of 2009, we recorded approximately $119,000 in interests related to a certain excise tax audit for fiscal years 1999 to 2005 for PFTS.

We had a ‘gain on disposal of discontinued operations, net of taxes” of $108,000 and $2,216,000 for the three and six months ended June 30, 2008.

Assets and liabilities related to discontinued operations total $724,000 and $2,529,000 as of June 30, 2009, respectively and $761,000 and $2,994,000 as of December 31, 2008, respectively.

Non Operational Facilities
The Industrial Segment includes two previously shut-down facilities which were presented as discontinued operations in prior years.  These facilities include Perma-Fix of Pittsburgh (“PFP”) and Perma-Fix of Michigan (“PFMI”).  Our decision to discontinue operations at PFP was due to our reevaluation of the facility and our inability to achieve profitability at the facility.  During February 2006, we completed the remediation of the leased property and the equipment at PFP, and released the property back to the owner.  Our decision to discontinue operations at PFMI was principally a result of two fires that significantly disrupted operations at the facility in 2003, and the facility’s continued drain on the financial resources of our Industrial Segment.  As a result of the discontinued operations at the PFMI facility, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006.  In September 2006, PFMI signed a Corrective Action Consent Order with the State of Michigan, requiring performance of studies and development and execution of plans related to the potential clean-up of soils in portions of the property.  The level and cost of the clean-up and remediation are determined by state mandated requirements.  During 2006, based on state-mandated criteria, we began implementing the modified methodology to remediate the facility.  We have spent approximately $771,000 for closure costs since discontinuation of PFMI in October 2004, of which approximately $26,000 was spent during the six months ended June 30, 2009 and $26,000 was spent during 2008.  We have $511,000 accrued for the closure, as of June 30, 2009, and we anticipate spending $3,000 in the remaining six months of 2009, with the remainder over the next five years.  Based on the current status of the Corrective Action, we believe that the remaining reserve is adequate to cover the liability.

As of June 30, 2009, PFMI has a pension payable of $1,001,000.  The pension plan withdrawal liability is a result of the termination of the union employees of PFMI.  The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST.  The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period.  This obligation is recorded as a long-term liability, with a current portion of $184,000 that we expect to pay over the next year.

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

At June 30, 2009, we had cash of $59,000.  The following table reflects the cash flow activities during the first six months of 2009.

(In thousands)	2009
Cash used in continuing operations	$(1,591)
Cash used in discontinued operations	(371)
Cash used in investing activities of continuing operations	(3,278)
Cash provided by investing activities of discontinued operations	11
Cash provided by financing activities of continuing operations	5,159
Decrease in cash	$(70)

We are in a net borrowing position and therefore attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense.  We utilize a centralized cash management system, which includes remittance lock boxes and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility or the Money Market account, if applicable.  The cash balance at June 30, 2009, primarily represents minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities
Accounts Receivable, net of allowances for doubtful accounts, totaled $13,037,000, a decrease of $379,000 over the December 31, 2008, balance of $13,416,000.  The Nuclear Segment experienced an increase of approximately $199,000 due primarily to increased invoicing as the Segment continues to work toward reducing its unbilled revenue targets. This increase was partially offset by improved collection efforts.  The Industrial Segment experienced a decrease of approximately $797,000 due primarily to a decrease in revenue.  The Engineering Segment experienced an increase of approximately $219,000 due mainly to increases in revenue.

Unbilled receivables are generated by differences between invoicing timing and the percentage of completion methodology used for revenue recognition purposes.  As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue.  We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables.  The timing differences occur for several reasons:  partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal.   The difference also occurs due to our end disposal sites requirement of pre-approval prior to our shipping waste for disposal and our contract terms with the customer that we dispose of the waste prior to invoicing.  These delays usually take several months to complete.  As of June 30, 2009, unbilled receivables totaled $14,066,000, a decrease of $2,896,000 from the December 31, 2008, balance of $16,962,000, which reflects our continued efforts to reduce this balance.   The delays in processing invoices, as mentioned above, usually take several months to complete but are normally considered collectible within twelve months.  However, as we now have historical data to review the timing of these delays, we realize that certain issues, including but not limited to delays at our third party disposal site, can exacerbate collection of some of these receivables greater than twelve months.  Therefore, we have segregated the unbilled receivables between current and long term.  The current portion of the unbilled receivables as of June 30, 2009 is $10,947,000, a decrease of $2,157,000 from the balance of $13,104,000 as of December 31, 2008.  The long term portion as of June 30, 2009 is $3,119,000, a decrease of $739,000 from the balance of $3,858,000 as of December 31, 2008.

As of June 30, 2009, total consolidated accounts payable was $7,483,000, a decrease of $3,593,000 from the December 31, 2008, balance of $11,076,000.  The decrease was due primarily to payment of our outstanding vendor invoices using cash generated from our operations.  We continue to increase our invoicing as we work toward reducing our unbilled revenue targets to pay down our accounts payable, in addition to manage payment terms with our vendors to maximize our cash position throughout all segments.

Accrued Expenses as of June 30, 2009, totaled $6,187,000, a decrease of $2,709,000 over the December 31, 2008, balance of $8,896,000.  Accrued expenses are made up of accrued compensation, interest payable, insurance payable, certain tax accruals, and other miscellaneous accruals.  The decrease was primarily due to monthly payments for the Company’s general insurance policies and closure policy for PFNWR facility, payoff of approximately $2,225,000 in interests on the PDC note in May 2009, and payment of interest on the shareholder note in June 2009 for our PFNWR facility. This decrease was offset by the earn-out amount of approximately $734,000 that we are required to pay to an escrow account in connection with the acquisition of our PFNWR facility in June 2007.

Disposal/transportation accrual as of June 30, 2009, totaled $4,337,000, a decrease of $1,510,000 over the December 31, 2008 balance of $5,847,000.  The decrease was mainly attributed to the reduction of the legacy waste accrual at PFNWR facility.

Our working capital position at June 30, 2009 was $65,000, which includes working capital of our discontinued operations, as compared to a negative working capital of $3,886,000 as of December 31, 2008.  The improvement in our working capital was attributed by the reduction of our account payables and current debts from funds generated by our operations.

Investing Activities
Our purchases of capital equipment for the six months ended June 30, 2009, totaled approximately $552,000.  These expenditures were for improvements to operations primarily within the Nuclear and Industrial Segments.  These capital expenditures were funded by the cash provided by operations. We have budgeted capital expenditures of approximately $1,300,000 for fiscal year 2009 for our operating segments to reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements.  Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether.  We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount.  The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.   We anticipate funding these capital expenditures by a combination of lease financing and internally generated funds.

In June 2003, we entered into a 25-year finite risk insurance policy with American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure.  Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations.  The policy provided an initial maximum $35,000,000 of financial assurance coverage and has available capacity to allow for annual inflation and other performance and surety bond requirements.  Our initial finite risk insurance policy required an upfront payment of $4,000,000, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account.  We are required to make seven annual installments, as amended, of $1,004,000, of which $991,000 is to be deposited in the sinking fund account, with the remaining $13,000 represents a terrorism premium.  In addition, we are required to make a final payment of $2,008,000, of which $1,982,000 is to be deposited in the sinking fund account, with the remaining $26,000 represents a terrorism premium.  In March 2009, we paid our sixth of the eight required remaining payments.  In March 2009, we secured additional financial assurance coverage of approximately $5,421,000 with AIG which enabled our Diversified Scientific Services, Inc. (“DSSI”) facility to receive and process wastes under a permit issued by the U.S. Environment Protection Agency (“EPA”) Region 4 on November 26, 2008 to commercially store and dispose of Polychlorinated Biphenyls (“PCBs”).  We secured this additional financial assurance coverage requirement by increasing our initial 25-year finite risk insurance policy with AIG from maximum policy coverage of $35,000,000 to $39,000,000, of which our total financial coverage amounts to $35,871,000 as of June 30, 2009.  Payment for this additional financial assurance coverage requires a total payment of approximately $5,219,000, consisting of an upfront payment of $2,000,000 made on March 6, 2009, of which approximately $1,655,000 was deposited into a sinking fund account, with the remaining representing fee payable to AIG.  In addition, we are required to make three yearly payments of approximately $1,073,000 starting December 31, 2009, of which $888,000 will be deposited into a sinking fund account, with the remaining to represent fee payable to AIG.

As of June 30, 2009, we have recorded $9,607,000 in our sinking fund related to the policy noted above on the balance sheet, which includes interest earned of $773,000 on the sinking fund as of June 30, 2009.  Interest income for the three and six months ended June 30, 2009 was $16,000 and $42,000, respectively.  On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract.  If we so elect, the Insurer is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility, which we acquired in June 2007, with AIG.  The policy provides an initial $7,800,000 of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8,200,000.  The policy will renew automatically on an annual basis at the end of the four year term and will not be subject to any renewal fees.  The policy requires total payment of $7,158,000, consisting of an annual payment of $1,363,000 and two annual payments of $1,520,000, starting July 31, 2008 and an additional $2,755,000 payment to be made in five quarterly payments of $551,000 beginning September 2007.  In July 2007, we paid the $1,363,000, of which $1,106,000 represented premium on the policy and the remaining was deposited into a sinking fund account.  In July 2008, we paid the first of the two $1,520,000 payments, with $1,344,000 deposited into a sinking fund account and the remaining representing premium.   We have made all of the five quarterly payments which were deposited into a sinking fund.  As of June 30, 2009, we have recorded $4,476,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $121,000 on the sinking fund as of June 30, 2009.  Interest income for the three months and six months ended June 30, 2009 totaled $24,000 and $50,000, respectively.

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

Financing Activities
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank, as amended.  The Agreement provided for a term loan ("Term Loan") in the amount of $7,000,000, which required monthly installments of $83,000. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended.  The Term Loan and Revolving Credit matures in July, 2012.  The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary.  As of June 30, 2009, the excess availability under our Revolving Credit was $4,446,000 based on our eligible receivables.

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

On March 5, 2009, we entered into an Amendment with PNC Bank to our Agreement.  This Amendment increased our borrowing availability by approximately an additional $2,200,000.  In addition, pursuant to the Amendment, monthly interest due on our revolving line of credit was amended from prime plus 1/2% to prime plus 2.0% and monthly interest due on our Term Loan was amended from prime plus 1.0% to prime plus 2.5%.  The Company also has the option to pay monthly interest due on the revolving line of credit by using the LIBOR, with the minimum floor base LIBOR rate of 2.5%, plus 3.0% and to pay monthly interest due on the Term Loan using the minimum floor base LIBOR of 2.5%, plus 3.5%.  In addition, pursuant to the Amendment, the fixed charge coverage ratio was amended to reduce the availability monthly by $48,000.  The Amendment also allowed us to retain funds received from the sale of our PFO property which was completed in the fourth quarter of 2008.  All other terms and conditions to the credit facility remain principally unchanged.  As a condition of this Amendment, we paid PNC a fee of $25,000.  Funds made available under this Amendment were used to secure the additional financial assurance coverage needed by our DSSI subsidiary to operate under the PCB permit issued by the EPA on November 26, 2008.

In connection with our review of our financing activities, from time to time we consider alternatives that could provide terms more favorable to us than under our existing credit facilities, including increasing the amount of our existing credit facilities to provide us with additional liquidity.  We are considering a proposal from a commercial lender (the “Potential Lender”), which is non-binding and subject to customary contingencies.

In acquiring our Material &Energy Corporation (“M&EC”) subsidiary, M&EC issued a promissory note in the principal amount of $3,700,000, together with interest at an annual rate equal to the applicable law rate pursuant to Section 6621 of the Internal Revenue Code, to Performance Development Corporation (“PDC”), dated June 25, 2001, for monies advanced to M&EC by PDC and certain services performed by PDC on behalf of M&EC prior to our acquisition of M&EC.  The principal amount of the promissory note was payable over eight years on a semiannual basis on June 30 and December 31, with a final principal payment to be made by December 31, 2008.  All accrued and unpaid interest on the promissory note was payable in one lump sum on December 31, 2008.  PDC directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC’s obligations to the IRS.  On December 29, 2008, M&EC and PDC entered into an amendment to the promissory note, whereby the outstanding principal and accrued interest due under the promissory note totaling approximately $3,066,000 was to be paid in the following installments:  $500,000 payment to be made by December 31, 2008 and five monthly payment of $100,000 to be made starting January 27, 2009, with the balance consisting of accrued and unpaid interest due on June 30, 2009.  We were directed by PDC to continue to make all payments under the promissory note, as amended, directly to the IRS to be applied to PDC’s obligations under its obligations with the IRS.  On May 13, 2009, we paid the outstanding balance of approximately $2,225,000, which consists of interest only, on the PDC promissory note directly to the IRS which satisfied M&EC’s obligations to PDC in full.  Fund used to pay off the note was from a $3,000,000 promissory note that the Company entered into with Mr. William Lampson and Mr. Diehl Rettig as discussed below.

In acquiring Perma-Fix Northwest, Inc. (“PFNW”- f/k/a Nuvotec) and Perma-Fix Northwest Richland, Inc. (“PFNWR” – f/k/a Pacific EcoSolutions, Inc. (“PEcoS”)), we agreed to pay former shareholders of Nuvotec who qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933 (which includes Mr. Robert L. Ferguson, a current member of our Board of Directors) $2,500,000, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest is accrued on outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.  In June 2009, we paid our first principal installment of $833,333, along with accrued interest.  As of June 30, 2009, interest paid totaled approximately $422,000, of which $206,000 was paid in the second quarter of 2009 and $216,000 was paid in the second quarter of 2008. See “Related Party Transaction” in this section regarding Mr. Robert Ferguson.

In connection with the acquisition of PFNW (f/n/a “Nuvotec”) and PFNWR (f/k/a Pacific EcoSolutions, Inc. (“PEcoS”) in June 2007, we are required, if certain revenue targets are met, to pay to the former shareholders of Nuvotec (which includes Mr. Robert L. Ferguson, a current member of our Board of Director) an earn-out amount for twelve months period ending June 30, 2008, to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended, with the first $1,000,000 of the earn-out amount to be placed into an escrow account to satisfy any indemnification obligations to us of Nuvotec, PEcoS, and the former shareholders of Nuvotec.  The earn-out amounts will be earned if certain annual revenue targets for each such twelve month period are met by the Company’s consolidated Nuclear Segment.  No earn-out amounts were required to be paid for the twelve month period ended June 30, 2008.  For the twelve month period ended June 30, 2009, we have calculated that we are required to pay $734,000 in earn-out amount, all of which is to be paid into the escrow account during the quarter ending September 30, 2009.  The earn-out amount was recorded as an increase to goodwill for PFNWR.  Any remaining earn-out amount earned after placing the first $1,000,000 into the escrow account will be allocated to the former shareholders of Nuvotec.  The first $1,000,000 in earn-out amount will remain in the escrow account to satisfy any indemnification obligations to us of Nuvotec, PEcoS, and the former shareholders of Nuvotec until the end of a two year period from the date the first full $1,000,000 is placed into the escrow account, at which time any remaining amount in the escrow account will be allocated to the former shareholders of Nuvotec.  See “Related Party Transaction” in this section for information regarding Mr. Robert L. Ferguson.

On April 8 2009, the Company filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”), which was declared effective by the SEC on June 26, 2009.  The shelf registration statement gives the Company the ability to sell up to 5,000,000 shares of its Common Stock from time to time and through one or more methods of distribution, subject to market conditions and the Company’s capital needs at that time.  The terms of any offering under the registration statement will be established at the time of the offering.  The Company does not have any immediate plans or current commitments to issue shares under the registration statement.

On May 8, 2009, the Company entered into a Loan and Securities Purchase Agreement (“Agreement”) with Mr. William N. Lampson and Mr. Diehl Rettig (collectively, the “Lenders”). Mr. Lampson was formerly a major shareholder of Nuvotec USA, Inc. (n/k/a Perma-Fix Northwest, Inc. (“PFNW”)) and its wholly owned subsidiary, Pacific EcoSolution, Inc. (n/k/a Perma-Fix Northwest Richland, Inc. (“PFNWR”)) prior to our acquisition of PFNW and PFNWR, and Mr. Rettig was formerly a shareholder of, and counsel for, Nuvotec USA, Inc. and its subsidiaries at the time of our acquisition and after our acquisition has continued to perform certain legal services for PFNWR.  Both of the Lenders are also stockholders of the Company having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  Under the Agreement, we entered into a Promissory Note (“Note”) with the Lenders in the amount of $3,000,000.  The Note provides for monthly principal repayment of approximately $87,000 plus accrued interest, starting June 8, 2009, and on the 8th day of each month thereafter, with interest payable at LIBOR plus 4.5%, with LIBOR at least 1.5%.  Any unpaid principal balance along with accrued interest is due May 8, 2011.  We paid approximately $22,000 in closing costs for the Note which will be amortized over the terms of the Note.  The Note may be prepaid at anytime by the Company without penalty.  The proceeds of the loan were used primarily to pay off the promissory note, dated June 25, 2001, as amended on December 28, 2008, entered into by our M&EC subsidiary with PDC as mentioned above, with the remaining funds used for working capital purposes.

As consideration of the Company receiving the loan pursuant to the Agreement, we issued to Messrs. Lampson and Rettig, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and/or Rule 506 of Regulation D promulgated under the Act, an aggregate of 200,000 shares of the Company’s Common Stock (“Shares”) and two Warrants to purchase up to an aggregate 150,000 shares of the Company’s Common Stock (“Warrant Shares”) at an exercise price of $1.50 per share, with Mr. Lampson receiving 180,000 Shares and a Warrant to purchase up to an aggregate of 135,000 Warrant Shares and Mr. Rettig receiving 20,000 Shares and a Warrant to purchase up to an aggregate of 15,000 Warrant Shares.  The Warrants are exercisable six months from May 8, 2009 and expire two years from May 8, 2009.  We determined the fair value of the 200,000 shares of Common Stock to be $476,000 which was based on the closing price of the stock of $2.38 per share on May 8, 2009.  We estimated the fair value of the Warrants to be approximately $190,000 using the Black-Scholes option pricing model with the following assumption:  70.47% volatility, risk free interest rate of 1.0%, an expected life of two years and no dividends.  The fair value of the Common Stock and Warrants was recorded as a debt discount to the loan and is being amortized over the term of the Note as interest expense – financing fees.   Debt discount amortized as of June 30, 2009 totaled approximately $49,000.

Under the terms of the Agreement and Note, if the Company defaults in payment of any principal or interest under the Note and such default continues for 30 days, the Lenders shall have the right to declare the Note immediately due and payable and to have payment of the remaining unpaid principal amount and accrued interest (“Payoff Amount”) in one of the two methods, at their option:

·	in cash, or

·
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

The aggregate number of Shares, Warrant Shares, and Payoff Shares that are to be issued to the Lenders under the Agreement and Note, together with the aggregate shares of the Company’s Common Stock and other Company voting securities owned by the Lenders as of the date of issuance of the Payoff Shares, if any, shall not exceed:

·	the number of shares equal to 19.9% of the number of shares of the Company’s Common Stock issued and outstanding as of the date of the Agreement, or

·	19.9% of the voting power of all of the Company’s voting securities issued and outstanding as of the date of the Agreement.

In summary, funds generated from our operations have positively impacted our working capital in the first six months of 2009.  We continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions for our Segments.  Although there are no assurances, we believe that our cash flows from operations and our available liquidity from our line of credit are sufficient to service the Company’s current obligations.

Contractual Obligations
The following table summarizes our contractual obligations at June 30, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

		Payments due by period
Contractual Obligations	Total	2009	2010- 2012	2013 - 2014	After 2014
Long-term debt (1)	$21,380	$1,119	$20,252	$9	$—
Interest on long-term debt (2)	206	—	206	—	—
Interest on variable rate debt (3)	2,591	574	2,017	—	—
Operating leases	2,263	450	1,519	294	—
Finite risk policy (4)	7,752	2,594	5,158	—	—
Pension withdrawal liability (5)	1,001	43	635	323	—
Environmental contingencies (6)	1,657	151	1,070	326	110
Earn Out Amount - PFNWR (7)	—	—	—	—	—
Purchase obligations (8)	—	—	—	—	—
Total contractual obligations	$36,850	$4,931	$30,857	$952	$110

(1)
Amount excludes debt discount recorded and amortized of approximately $176,000 for the two Warrants and $441,000 for the 200,000 shares of the Company Stock issued in connection with the $3,000,000 loan between the Company and Mr. William Lampson and Mr. Diehl Rettig.  See Liquidity and Capital Resources – Financing activities earlier in this Management’s Discussion and Analysis for further discussion on the debt discount.

(2)
In conjunction with our acquisition of PFNWR and PFNW, which was completed on June 13, 2007, we agreed to pay shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2,500,000, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest is accrued on outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.

(3)
We have variable interest rates on our Term Loan and Revolving Credit of 2.5% and 2.0% over the prime rate of interest, respectively, as amended, or variable interest rates on our Term Loan and Revolving Credit of 3.5% and 3.0%, respectively over the minimum floor base LIBOR of 2.5%, and as such we have made certain assumptions in estimating future interest payments on this variable interest rate debt. Our calculation of interests on our Term Loan and Revolving Credit was estimated using the more current favorable prime rate method and we assumed an increase in prime rate of 1/2% in each of the years 2009 through July 2012.  In addition, we have a $3,000,000 promissory note with Mr. William Lampson and Mr. Diehl Rettig which pays interest at LIBOR plus 4.5%, with LIBOR of at least 1.5%.  We also assumed an increase of 1/2% over the minimum LIBOR of 1.5% in calculating interests on the loan.

(4)
Our finite risk insurance policy provides financial assurance guarantees to the states in the event of unforeseen closure of our permitted facilities.  See Liquidity and Capital Resources – Investing activities earlier in this Management’s Discussion and Analysis for further discussion on our finite risk policy.

(5)
The pension withdrawal liability is the estimated liability to us upon termination of our union employees at our discontinued operation, PFMI.  See Discontinued Operations earlier in this section for discussion on our discontinued operation.

(6)
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

(7)
In connection with the acquisition of PFNW and PFNWR in June 2007, we are required, if certain revenue targets are met, to pay to the former shareholders of Nuvotec an earn-out amount for each twelve months period ending June 30, 2008, to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended, with the first $1,000,000 of the earn-out amount to be placed into an escrow account to satisfy any indemnification obligations to us of Nuvotec, PEcoS, and the former shareholders of Nuvotec.  The earn-out amounts will be earned if certain annual revenue targets for each such twelve month period are met by the Company’s consolidated Nuclear Segment.  No earn-out amounts were required to be paid for the twelve month period ended June 30, 2008.  For fiscal year ended June 30, 2009, we have calculated that we are required to pay $734,000 in earn-out amount, all of which is to be paid into the escrow account during the quarter ending September 30, 2009.

(8)
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

Accrued Closure Costs. Accrued closure costs represent a contingent environmental liability to clean up a facility in the event we cease operations in an existing facility.  The accrued closure costs are estimates based on guidelines developed by federal and/or state regulatory authorities under Resource Conservation and Recovery Act (“RCRA”).  Such costs are evaluated annually and adjusted for inflationary factors (for 2009, the average inflationary factor was approximately 2.4%) and for approved changes or expansions to the facilities. Increases or decreases in accrued closure costs resulting from changes or expansions at the facilities are determined based on specific RCRA guidelines applied to the requested change.  This calculation includes certain estimates, such as disposal pricing, external labor, analytical costs and processing costs, which are based on current market conditions.  Except for the Michigan and Pittsburgh facilities, we have no current intention to close any of our facilities.

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

Share-Based Compensation. Effective January 1, 2006, we account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised) (“SFAS 123R”), “Share-Based Payment”, a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance.  This Statement establishes accounting standards for entity exchanges of equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  We adopted SFAS 123R utilizing the modified prospective method in which compensation cost is recognized beginning with the effective date based on SFAS 123R requirements for all (a) share-based payments granted after the effective date and (b) awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

We estimate compensation expense based on the fair value at grant date for our employee and director options using the Black-Scholes valuation model and recognize compensation expense using a straight-line amortization method over the vesting period.  As SFAS 123R requires that stock-based compensation expense be based on options that are ultimately expected to vest, our stock-based compensation is reduced for estimated forfeiture rates based on historical trends of actual forfeitures.  When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

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

Known Trends and Uncertainties
Seasonality.  Historically, we have experienced reduced activities and related billable hours throughout the November and December holiday periods within our Engineering Segment.  Our Industrial Segment operations experience reduced activities during the holiday periods; however, one key product line is the servicing of cruise line business where operations are typically higher during the winter months, thus offsetting the impact of the holiday season.  The DOE and DOD represent major customers for the Nuclear Segment.  In conjunction with the federal government’s September 30 fiscal year-end, the Nuclear Segment historically experienced seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements.  Correspondingly for a period of approximately three months following September 30, the Nuclear Segment is generally seasonably slow, as the government budgets are still being finalized, planning for the new year is occurring, and we enter the holiday season.    Over the past years, due to our efforts to work with the various government customers to smooth these shipments more evenly throughout the year, we have seen smaller fluctuations in the quarters.  Although we have seen smaller fluctuation in the quarters in recent years, as government spending is contingent upon its annual budget and allocation of funding, we cannot provide assurance that we will not have larger fluctuations in the quarters in the near future.  In addition, higher government (specifically DOE) funding made available to remediate DOE site than in past years under the 2009 federal budget, along with the economic stimulus package (American Recovery and Reinvestment Act) enacted by Congress in February 2009, could result in larger fluctuations in the quarters of 2009.

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

We believe that the higher government funding made available to remediate DOE sites than past years under the 2009 federal budget along with the economic stimulus package (American Recovery and Reinvestment Act), enacted by the Congress in February 2009, will provide substantial funds to remediate DOE sites and thus should positively impact our existing government contracts within our Nuclear Segment.  However, we expect that demand for our services will be subjected to fluctuations due to a variety of factors beyond our control, including the current economic recession and conditions, and the manner in which the government will be required to spend funding to remediate federal sites.   Our operations depend, in large part, upon governmental funding, particularly funding levels at the DOE.  In addition, our governmental contracts and subcontracts relating to activities at governmental sites are subject to termination or renegotiation on 30 days notice at the government’s option.  Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows.

Certain Legal Matters:
Perma-Fix of Dayton (“PFD”), Perma-Fix of Florida (“PFF”), Perma-Fix of Orlando (“PFO”), Perma-Fix of South Georgia (“PFSG”), and Perma-Fix of Memphis (“PFM”)
In May 2007, the above facilities were named Potentially Responsible Parties (“PRPs”) at the Marine Shale Superfund site in St. Mary Parish, Louisiana (“Site”).  Information provided by the EPA indicates that, from 1985 through 1996, the Perma-Fix facilities above were responsible for shipping 2.8% of the total waste volume received by Marine Shale.  Subject to finalization of this estimate by the PRP group, PFF, PFO and PFD could be considered de-minimus at .06%, .07% and .28% respectively.  PFSG and PFM would be major at 1.12% and 1.27% respectively.  However, at this time the contributions of all facilities are consolidated.

As of the date of this report, the Louisiana Department of Environmental Quality (“LDEQ”) has collected approximately $8,400,000 for the remediation of the site and has completed removal of above ground waste from the site.  The EPA’s unofficial estimate to complete remediation of the site is between $9,000,000 and $12,000,000; however, based on preliminary outside consulting work hired by the PRP group, which we are a party to, the remediation costs could be below EPA’s estimation.  The PRP Group has established a cooperative relationship with LDEQ and EPA, and is working closely with these agencies to assure that the funds held by LDEQ are used cost-effectively.  As a result of negotiations with LDEQ and EPA, further remediation work by LDEQ has been put on hold pending completion of a site assessment by the PRP Group.  This site assessment could result in remediation activities to be completed within the funds held by LDEQ.  As part of the PRP Group, we have paid an initial assessment of $10,000 in the fourth quarter of 2007, which was allocated among the facilities. In addition, we accrued approximately $27,000 in the third quarter of 2008 for our estimated portion of the cost of the site assessment, which was allocated among the facilities.  As of June 30, 2009, $18,000 of the accrued amount has been paid, of which $9,000 was paid in the fourth quarter of 2008 and $9,000 was paid in the second quarter of 2009.  We anticipate paying the remaining $9,000 in the fourth quarter of 2009.  As of the date of this report, we cannot accurately access our ultimate liability.  The Company records its environmental liabilities when they are probable of payment and can be estimated within a reasonable range.  Since this contingency currently does not meet this criteria, a liability has not been established.

Industrial Segment Divested Facilities/Operations
We sold substantially all of the assets of PFTS pursuant to an Asset Purchase Agreement on May 30, 2008.  Under this Agreement the buyer assumed certain debts and obligations of PFTS, including, but not limited to, certain debts and obligations of PFTS to regulatory authorities under certain consent agreements entered into by PFTS with the appropriate regulatory authority to remediate portions of the facility sold to the buyer.  If any of these liabilities/obligations are not paid or performed by the buyer, the buyer would be in breach of the Asset Purchase Agreement and we may assert claims against the buyer for such breach.  We have sued the buyer of the PFTS’ assets regarding certain liabilities which we believe the buyer assumed and agreed to pay under the Asset Purchase Agreement but which the buyer has refused to satisfy as of the date of this report.

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

We performed services relating to waste generated by the federal government, either directly or indirectly as a subcontractor (including Fluor Hanford and CHPRC as discussed below) to the federal government, representing approximately $16,822,000 or 71.0% and $32,247,000 or 70.6% (within our Nuclear Segment) of our total revenue from continuing operations during the three and six months ended June 30, 2009, respectively, as compared to $11,291,000 or 61.0% and $19,392,000 or 53.9% of our total revenue from continuing operations during the corresponding period of 2008.

In the second quarter of 2008, our M&EC facility was awarded a subcontract by CHPRC, a general contractor to the DOE, to participate in the cleanup of the central portion of the Hanford Site, which once housed certain chemical separation building and other facilities that separated and recovered plutonium and other materials for use in nuclear weapons.  This subcontract became effective on June 19, 2008, the date DOE awarded CHPRC the general contract.  DOE’s general contract and M&EC’s subcontract provided a transition period from August 11, 2008 through September 30, 2008, a base period from October 1, 2008 through September 30, 2013, and an option period from October 1, 2013 through September 30, 2018.  M&EC’s subcontract is a cost plus award fee contract.  On October 1, 2008, operations of this subcontract commenced at the DOE Hanford Site.  We believe full operations under this subcontract will result in revenues for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year base period.  As provided above, M&EC’s subcontract is terminable or subject to renegotiation, at the option of the government, on 30 days notice.  Effective October 1, 2008, CHPRC also began management of waste activities previously managed by Fluor Hanford, DOE’s general contractor prior to CHPRC.  Our Nuclear Segment had three previous subcontracts with Fluor Hanford which have been renegotiated by CHPRC to September 30, 2013.  Revenues from CHPRC totaled $11,624,000 or 49.1% and $22,371,000 or 49.0% of our total revenue from continuing operations for the three months and six months ended June 30, 2009, respectively.  As revenue from Fluor Hanford has been transitioned to CHPRC, revenue from Fluor Hanford totaled $0 of our total revenue from continuing operations for both the three and six months ended June 30, 2009, as compared to $2,110,000 or 11.4% and $3,875,000 or 10.8% for the three and six months ended June 30, 2008, respectively.

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

We routinely use third party disposal companies, who ultimately destroy or secure landfill residual materials generated at our facilities or at a client's site.  Compared with certain of our competitors, we dispose of significantly less hazardous or industrial by-products from our operations due to rendering material non-hazardous, discharging treated wastewaters to publicly-owned treatment works and/or processing wastes into saleable products.  In the past, numerous third party disposal sites have improperly managed wastes and consequently require remedial action; consequently, any party utilizing these sites may be liable for some or all of the remedial costs.  Despite our aggressive compliance and auditing procedures for disposal of wastes, we could, in the future, be notified that we are a Potentially Responsible Party (“PRP”) at a remedial action site, which could have a material adverse effect.

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

At June 30, 2009, we had total accrued environmental remediation liabilities of $1,657,000 of which $825,000 is recorded as a current liability, which reflects a decrease of $176,000 from the December 31, 2008, balance of $1,833,000.  The decrease represents payments on remediation projects.  The June 30, 2009, current and long-term accrued environmental balance is recorded as follows (in thousands):

	Current	Long-term
	Accrual	Accrual	Total
PFD	$176	$260	$436
PFM	66	140	206
PFSG	133	371	504
PFMI	450	61	511
Total Liability	$825	$832	$1,657

Related Party Transactions
Mr. Robert L. Ferguson
Mr. Robert Ferguson, was nominated to serve as a Director in connection with the closing of the acquisition by the Company of Nuvotec (n/k/a Perma-Fix Northwest, Inc. (“PFNW”)) and its wholly owned subsidiary, Pacific EcoSolutions, Inc. (“PEcoS”) (n/k/a Perma-Fix Northwest Richland, Inc. (“PFNWR”)) in June 2007 and subsequently elected as a Director at our Annual Meeting of Shareholders held in August 2007 and at our yearly Annual Meeting of Shareholders since August 2007.  At the time of the acquisition, Mr. Ferguson was the Chairman, Chief Executive Officer, and individually or through entities controlled by him, the owner of approximately 21.29% of Nuvotec’s outstanding Common Stock.  In connection with the acquisition of PFNW and PFNWR in June 2007, we are required, if certain revenue targets are met, to pay to the former shareholders of Nuvotec an earn-out amount for each twelve month period ending June 30, 2008 to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended, with the first $1,000,000 of the earn-out amount to be placed into an escrow account to satisfy any indemnification obligations to us of Nuvotec, PEcoS, and the former shareholders of Nuvotec.  The earn-out amounts will be earned if certain annual revenue targets for each such twelve month period are met by the Company’s consolidated Nuclear Segment.  No earn-out amounts were required to be paid for the twelve month period ended June 30, 2008.  For the twelve month period year ended June 30, 2009, we have calculated that we are required to pay $734,000 in earn-out amount, all of which is to be paid into the escrow account during the quarter ending September 30, 2009.  Any remaining earn-out amount earned after placing the first $1,000,000 into the escrow account will be allocated to the former shareholders of Nuvotec (which includes Mr. Robert L. Ferguson).  The first $1,000,000 in earn-out amount will remain in the escrow account to satisfy any indemnification obligations to us of Nuvotec, PEcoS, and the former shareholders of Nuvotec until the end of a two year period from the date the first full $1,000,000 is placed into the escrow account, at which time any remaining amount in the escrow account will be allocated to the former shareholders of Nuvotec. Mr. Ferguson, individually or through entities controlled by him, is entitled to receive 21.29% of the total earn-out amounts.

In connection with the acquisition of Nuvotec and PEcoS, we also agreed to pay former shareholders of Nuvotec who qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933 (which includes Mr. Robert L. Ferguson) $2,500,000, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest is accrued on outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.  In June 2009, we paid the first principal installment payment of $833,333, along with accrued interest.  As of June 30, 2009, interest paid totaled approximately $422,000, of which $206,000 was paid in the second quarter of 2009 and $216,000 was paid in the second quarter of 2008.  Mr. Robert L. Ferguson is entitled to receive his proportionate share of 27.18% of the note payments.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PART I, ITEM 3

For the six months ended June 30, 2009, we were exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC and with Mr. William Lampson and Mr. Diehl Rettig.  The interest rates payable to PNC are based on a spread over prime rate or a spread over a minimum floor base LIBOR of 2.5% and the interest rates payable on the promissory note to Mr. Lampson and Mr. Rettig is based on a spread over a minimum floor base LIBOR of 1.5%.  If our floating rates of interest experienced an upward increase of 1%, our debt service would have increased by approximately $84,000 for the six months ended June 30, 2009.  As of June 30, 2009, we had no interest swap agreement outstanding.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONTROLS AND PROCEDURES

PART 1, ITEM 4

(a)	Evaluation of disclosure controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management.  Based on their most recent evaluation, which was completed as of the end of the period covered by this Quarterly Report on Form 10-Q, we have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended) and believe that such are not effective as a result of the identified material weaknesses in our internal control over financial reporting as set forth below (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)):

·
The monitoring of pricing, invoicing, and the corresponding inventory for transportation and disposal process controls at facilities within our Industrial Segment were ineffective and were not being applied consistently.  This weakness could result in sales being priced and invoiced at amounts, which were not approved by the customer or the appropriate level of management, and inaccurate corresponding transportation and disposal expense.

We are in the process of implementing controls which we believe will remediate this material weakness in the third quarter of 2009.

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

We have designed and implemented the following controls and are currently testing these controls which we believe will remediate the material weakness above for our CHPRC subcontract in the third quarter of 2009.

1.	Appropriate management review and approval on various critical processes such as invoicing, contract rate changes, and employee and pay rate changes.
2.	Reasonableness tests to validate actual hours produced by certain time management systems through the use of an established utilization matrix.
3.	Preparation and management review of monthly financial statements and reconciliations.

·
The control for the recognition of processed/disposed revenue at our Perma-Fix Northwest Richland, Inc. (“PFNWR”) subsidiary was ineffective and not being applied consistently.  This weakness could result in a material amount of revenue being recognized in an incorrect financial reporting period.

We have designed and substantially completed implementation of certain monthly revenue and related account reconciliations, test samples, and analytic review procedures which we believe will remediate this material weakness in the third quarter of 2009.

(b)	Changes in internal control over financial reporting.

In addition to the above, the following are changes in our internal control over financial reporting during the six months ended June 30, 2009:

·	We have centralized the following financial functions and processes to the Corporate Office during the six months ended June 30, 2009:

1.	Reduction of facility level bank accounts to one centralized bank account and lockbox. All accounts payable checks are now written and issued at the Corporate Office.
2.	Transition to centralized Accounts Payable from facility level to the Corporate Office. We anticipate centralization of Accounts Payable for three remaining facilities by the third quarter of 2009.
3.
A Purchase Order System integrated with our accounting software was implemented for our Corporate Office during the second quarter of 2009.  We plan to integrate the same system to certain of our facilities by year end.

4.	We have centralized certain accounting entries and reconciliations, such as payroll, bank, fixed assets, accounts payable, and various non-operating accounts into our Corporate Office.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART II – Other Information

Item 1.	Legal Proceedings

There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2008, and Item 1, Part II of our Form 10-Q for the period ended March 31, 2009, which are incorporated herein by reference.  However, the following developments have occurred with regard to the following legal proceedings:

Notice of Violation - Perma-Fix Treatment Services, Inc. (“PFTS”)

In July 2008, PFTS received a notice of violation (“NOV”) from the Oklahoma Department of Environmental Quality (“ODEQ”) alleging that eight loads of waste materials received by PFTS between January 2007 and July 2007 were improperly analyzed to assure that the treatment process rendered the waste non-hazardous before disposition in PFTS’ non-hazardous injection well.  The ODEQ alleges the handling of these waste materials violated regulations regarding hazardous waste.  On May 18, 2009, ODEQ and PFTS finalized a settlement agreement which resulted in funding of a supplemental environmental project (“SEP”) in the amount of $5,000 in lieu of a civil penalty.  PFTS sold most all of its assets to a non-affiliated third party on May 30, 2008.

As previously disclosed, our subsidiary, Perma-Fix Treatment Services, Inc., sold substantially all of its assets in May 2008, pursuant to an Asset Purchase Agreement, as amended (“Agreement”).  Under the Agreement, the buyer assumed certain debts and obligations of PFTS.  We have sued the buyer of the PFTS assets regarding certain liabilities which we believe the buyer assumed and agreed to pay under the Agreement but which the buyer has refused to pay.  The buyer is alleging that PFTS made certain misrepresentations and failed to disclose certain liabilities.  The pending litigation is styled American Environmental Landfill, Inc. v. Perma-Fix Environmental Services, Inc. v. A Clean Environment, Inc., Case No. CJ-2008-659, pending in the District Court of Osage County, State of Oklahoma.

Item 1A.	Risk Factors
There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 8, 2009, the Company entered into a Loan and Securities Purchase Agreement (“Agreement”) with Mr. William N. Lampson and Mr. Diehl Rettig (collectively, the “Lenders”). Mr. Lampson was formerly a major shareholder of Nuvotec USA, Inc. (n/k/a Perma-Fix Northwest, Inc. (“PFNW”)) and its wholly owned subsidiary, Pacific EcoSolution, Inc. (n/k/a Perma-Fix Northwest Richland, Inc. (“PFNWR”)) prior to our acquisition of PFNW and PFNWR, and Mr. Rettig was formerly a shareholder of, and counsel for, Nuvotec USA, Inc. and its subsidiaries at the time of our acquisition and after our acquisition has continued to perform certain legal services for PFNWR.  Both of the Lenders are also stockholders of the Company having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  Under the Agreement, we entered into a promissory note with the Lenders in the amount of $3,000,000.  As consideration of the Company receiving the loan pursuant to the Agreement, we issued to Messrs. Lampson and Rettig during May 2009, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and/or Rule 506 of Regulation D promulgated under the Act, an aggregate of 200,000 shares of the Company’s Common Stock.  The value of the 200,000 shares of Common Stock was determined to be $476,000 which was based on the closing price of the stock of $2.38 per share on May 8, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders on July 29, 2009, the following matters were voted on by the stockholders.  All matters were approved by the stockholders with the exception of the First Amendment to the Company’s 2004 Stock Option Plan, which was not approved by the stockholders.

1.	Election of eight directors to serve until the next annual meeting of stockholders or until their respective successors are duly elected and qualified.
2.	Approval to the First Amendment to the Company’s 2004 Stock Option Plan.
3.	Ratification of the appointment of BDO Seidman, LLP as the registered auditors of the Company for fiscal year 2009.

Directors were elected and votes cast for and against or withheld authority for each director are as follows:

Directors	For	Against or Withhold Authority
Dr. Louis F. Centofanti	41,565,456	791,154
Jon Colin	34,160,561	8,196,049
Robert L. Ferguson	33,575,825	8,780,785
Jack Lahav	40,777,672	1,578,938
Joe R. Reeder	35,111,214	7,245,396
Larry Shelton	33,990,719	8,365,891
Dr. Charles E. Young	35,113,634	7,242,976
Mark A. Zwecker	33,995,336	8,361,274

The votes for, against, abstentions and non-votes for the approval of the First Amendment to the Company’s 2004 Stock Option Plan and Ratification of the Appointment of BDO Seidman,  LLP as the Registered Auditors are as follow:

	For	Against or Withhold Authority	Abstentions and Broker Non-Votes
Approval of the First Amedment to the Company's 2004 Stock Option Plan	19,083,504	10,258,008	13,015,098

Ratification of the Appointment of BDO Seidman, LLP as the Registered Auditors	41,861,541	473,563	21,506

Item 6.	Exhibits
(a)	Exhibits

4.1
Loan and Securities Purchase Agreement, dated May 8, 2009, between William N. Lampson, Diehl Rettig, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended March 31, 2009.

4.2
Promissory Note, dated May 8, 2009, between William Lampson, Diehl Rettig and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended March 31, 2009.

4.3	Common Stock Purchase Warrant, dated May 8, 2009, for William N. Lampson, which is incorporated by reference from Exhibit 4.3 to the Company’s Form 10-Q for the quarter ended March 31, 2009.
4.4	Common Stock Purchase Warrant, dated May 8, 2009, for Diehl Rettig, which is incorporated by reference from Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended March 31, 2009.
10.1	2009 Incentive Compensation Plan for Chief Executive Officer, effective January 1, 2009, which is incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed May 7, 2009.
10.2	2009 Incentive Compensation Plan for Chief Operating Officer, effective January 1, 2009, which is incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed May 7, 2009.
10.3
2009 Incentive Compensation Plan for Vice President, Chief Financial Officer, effective January 1, 2009, which is incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed May 7, 2009.

10.4
Employment Agreement dated May 6, 2009 between Louis Centofanti, Chief Executive Officer, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed May 7, 2009.

10.5
Employment Agreement dated May 6, 2009 between Larry McNamara, Chief Operating Officer, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K filed May 7, 2009.

10.6
Employment Agreement dated May 6, 2009 between Ben Naccarato, Chief Financial Officer, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 10.6 to the Company’s Form 8-K filed May 7, 2009.

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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: August 7, 2009	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti
Chairman of the Board
Chief Executive Officer

Date: August 7, 2009	By:	/s/ Ben Naccarato
Ben Naccarato
Chief Financial Officer