Form 10-Q
period 2009-09-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2009-11-06
CIK 891532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended               September 30, 2009

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
Large accelerated filer ☐        Accelerated Filer ☒        Non-accelerated Filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at November 2, 2009
Common Stock, $.001 Par Value	54,529,415
shares of registrant’s
Common Stock

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Consolidated Balance Sheets -
	September 30, 2009 (unaudited) and December 31, 2008	1

	Consolidated Statements of Operations -
	Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)	3

	Consolidated Statements of Cash Flows -
	Nine Months Ended September 30, 2009 and 2008 (unaudited)	4

	Consolidated Statement of Stockholders’ Equity -
	Nine Months Ended September 30, 2009 (unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	53

Item 4.	Controls and Procedures	54

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	56

Item 1A.	Risk Factors	56

Item 4.	Submission of Matters to a Vote of Security Holders	56

Item 6.	Exhibits	58

PART I – FINANCIAL INFORMATION
ITEM 1. – FINANCIAL STATEMENTS

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	December 31,
(Amount in Thousands, Except for Share Amounts)	(Unaudited)	2008

ASSETS
Current assets:
Cash	$73	$129
Restricted cash	55	55
Accounts receivable, net of allowance for doubtful
accounts of $218 and $333, respectively	18,275	13,416
Unbilled receivables – current	9,746	13,104
Inventories	335	344
Prepaid and other assets	3,315	2,565
Current assets related to discontinued operations	74	110
Total current assets	31,873	29,723

Property and equipment:
Buildings and land	26,718	24,726
Equipment	31,561	31,315
Vehicles	650	637
Leasehold improvements	11,455	11,455
Office furniture and equipment	1,929	1,904
Construction-in-progress	2,003	1,159
	74,316	71,196
Less accumulated depreciation and amortization	(27,287)	(23,762)
Net property and equipment	47,029	47,434

Property and equipment related to discontinued operations	651	651

Intangibles and other long term assets:
Permits	17,286	17,125
Goodwill	12,054	11,320
Unbilled receivables – non-current	2,896	3,858
Finite Risk Sinking Fund	15,457	11,345
Other assets	2,429	2,256
Total assets	$129,675	$123,712

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED

	September 30,
	2009	December 31,
(Amount in Thousands, Except for Share Amounts)	(Unaudited)	2008

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,423	$11,076
Current environmental accrual	187	186
Accrued expenses	7,564	8,896
Disposal/transportation accrual	3,129	5,847
Unearned revenue	8,624	4,371
Current liabilities related to discontinued operations	1,188	1,211
Current portion of long-term debt	3,064	2,022
Total current liabilities	29,179	33,609

Environmental accruals	466	620
Accrued closure costs	12,136	10,141
Other long-term liabilities	492	457
Long-term liabilities related to discontinued operations	1,040	1,783
Long-term debt, less current portion	17,794	14,181
Total long-term liabilities	31,928	27,182

Total liabilities	61,107	60,791

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation
value $1.00 per share	1,285	1,285

Stockholders' equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized,
no shares issued and outstanding	—	—
Common Stock, $.001 par value; 75,000,000 shares authorized,
54,502,037 and 53,934,560 shares issued and outstanding, respectively	54	54
Additional paid-in capital	99,107	97,381
Accumulated deficit	(31,878)	(35,799)

Total stockholders' equity	67,283	61,636

Total liabilities and stockholders' equity	$129,675	$123,712

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands, Except for Per Share Amounts)	2009	2008	2009	2008

Net revenues	$26,534	$15,989	$72,234	$51,961
Cost of goods sold	18,846	11,884	53,433	37,536
Gross profit	7,688	4,105	18,801	14,425

Selling, general and administrative expenses	4,486	4,648	13,290	13,704
Asset impairment recovery	—	(507)	—	(507)
(Gain) loss on disposal of property and equipment	(3)	(2)	(15)	139
Income (loss) from operations	3,205	(34)	5,526	1,089

Other income (expense):
Interest income	29	52	121	170
Interest expense	(331)	(294)	(1,346)	(1,031)
Interest expense-financing fees	(104)	(14)	(180)	(124)
Other	(5)	—	5	(5)
Income (loss) from continuing operations before taxes	2,794	(290)	4,126	99
Income tax expense (benefit)	165	(14)	265	3
Income (loss) from continuing operations	2,629	(276)	3,861	96

(Loss) income from discontinued operations, net of taxes	(7)	(159)	60	(1,218)
Gain on disposal of discontinued operations, net of taxes	—	94	—	2,309
Net income (loss) applicable to Common Stockholders	$2,622	$(341)	$3,921	$1,187

Net income (loss) per common share – basic
Continuing operations	$.05	$(.01)	$.07	$—
Discontinued operations	—	—	—	(.02)
Disposal of discontinued operations	—	—	—	.04
Net income (loss) per common share	$.05	$(.01)	$.07	$.02

Net income (loss) per common share – diluted
Continuing operations	$.05	$(.01)	$.07	$—
Discontinued operations	—	—	—	(.02)
Disposal of discontinued operations	—	—	—	.04
Net income (loss) per common share	$.05	$(.01)	$.07	$.02

Number of common shares used in computing
net income (loss) per share:
Basic	54,281	53,844	54,130	53,760
Diluted	54,954	53,844	54,412	54,149

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	September 30,
(Amounts in Thousands)	2009	2008
Cash flows from operating activities:
Net income	$3,921	$1,187
Less: Income on discontinued operations	60	1,091

Income from continuing operations	3,861	96
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	3,569	3,817
Asset impairment recovery	―	(507)
Non-cash financing costs	133	―
Provision for bad debt and other reserves	274	33
(Gain) loss on disposal of plant, property and equipment	(15)	139
Issuance of common stock for services	189	201
Share based compensation	390	335
Changes in operating assets and liabilities of continuing operations, net of effect from business acquisitions:
Accounts receivable	(5,134)	6,387
Unbilled receivables	4,320	(742)
Prepaid expenses, inventories and other assets	1,052	2,367
Accounts payable, accrued expenses and unearned revenue	(8,460)	(7,720)
Cash provided by continuing operations	179	4,406
Cash used in discontinued operations	(679)	(3,306)
Cash (used in) provided by operating activities	(500)	1,100

Cash flows from investing activities:
Purchases of property and equipment	(1,016)	(810)
Proceeds from sale of plant, property and equipment	16	31
Payment to finite risk sinking fund	(4,112)	(4,704)
Payment of earn-out to Nuvotec shareholders	(734)	―
Cash used for acquisition considerations, net of cash acquired	―	(14)
Cash used in investing activities of continuing operations	(5,846)	(5,497)
Proceeds from sale of discontinued operations	―	6,620
Cash provided by discontinued operations	11	42
Net cash (used in) provided by investing activities	(5,835)	1,165

Cash flows from financing activities:
Net borrowing (repayments) of revolving credit	4,136	(3,483)
Principal repayments of long term debt	(2,073)	(6,658)
Proceeds from issuance of long term debt	2,982	7,000
Proceeds from issuance of stock	481	184
Proceeds from finite risk financing	753	878
Repayment of stock subscription receivable	―	25
Cash provided by (used in) financing activities of continuing operations	6,279	(2,054)
Principal repayment of long-term debt for discontinued operations	―	(238)
Cash provided by (used in) financing activities	6,279	(2,292)

Decrease in cash	(56)	(27)
Cash at beginning of period	129	118
Cash at end of period	$73	$91

Supplemental disclosure:
Interest paid, net of amounts capitalized	$3,832	$1,032
Income taxes paid	261	29
Non-cash investing and financing activities:
Long-term debt incurred for purchase of property and equipment	125	20
Issuance of Common Stock for debt	476	―
Issuance of Warrants for debt	190	―

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited, for the nine months ended September 30, 2009)

(Amounts in thousands,	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
except for share amounts)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2008	53,934,560	$54	$97,381	$(35,799)	$61,636

Net income	—	—	—	3,921	3,921
Issuance of Common Stock for debt	200,000	—	476	—	476
Issuance of Warrants for debt	—	—	190	—	190
Issuance of Common Stock for services	109,144	—	189	—	189
Issuance of Common Stock upon
exercise of Options	258,333	—	481	—	481
Share Based Compensation	—	—	390	—	390
Balance at September 30, 2009	54,502,037	$54	$99,107	$(31,878)	$67,283

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009
(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

1.    Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.  Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the nine months ended September 30, 2009, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2009.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 6, 2009.  We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Condensed Consolidated Financial Statements.

2.    Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

Recently Adopted Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP.  ASC 105 is now the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative.  The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background about the guidance and provide the bases for conclusions on the changes in the Codification.  These provisions of FASB ASC 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, the Company adopted ASC 105 in the third quarter of 2009.  References made to FASB guidance throughout this document have been updated for the Codification.  The adoption of ASC 105 did not have an impact on the Company’s financial condition or results of operations.

In April 2009, the FASB issued guidance now codified as FASB ASC 320, “Investments-Debt and Equity Securities”, which is designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The guidance is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of ASC 320 did not materially impact the Company’s financial position, result of operations, or its disclosure requirements.

In April 2009, the FASB issued guidance now codified as FASB ASC 820, “Fair Value Measurement and Disclosures”, which provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for an asset or liability have significantly decreased.  ASC 820 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The guidance is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of ASC 820 did not materially impact the Company’s financial position, result of operations, or its disclosure requirements.

In April 2009, the FASB issued guidance now codified as FASB ASC 825, “Financial Instruments - Overall,” which amends previous ASC 825 guidance to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270, “Interim Reporting”, to require those disclosures in all interim financial statements.  This guidance is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of ASC 825 did not materially impact the Company’s financial position, result of operations, or its disclosure requirements.

In May 2009, the FASB issued guidance now codified as FASB ASC 855, “Subsequent Events - Overall”, which modifies the definition of what qualifies as a subsequent event, those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued, and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.  This standard is effective for interim and annual financial period ending after June 15, 2009.  This standard did not have a material effect on our results of operations or financial position.

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820)”. The purpose of this ASU is to clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets. This guidance is effective upon issuance.  ASU 2009-05 did not materially impact the Company’s financial position, result of operations, or its disclosure requirements.

Recently Issue Accounting Standards
In April 2009, the FASB issued updated guidance related to business combinations, which is included in the Codification in ASC 805-20, “Business Combinations – Identifiable Assets, Liabilities and Any Non-controlling Interest” (“ASC 805-20”).  ASC 805-20 amends and clarifies ASC 805 to address application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations.  In circumstances where the acquisition date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount.  ASC 805-20 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company expects ASC 805-20 may have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

In June 2009, the FASB issued new guidance on the accounting for the transfers of financial assets.  The new guidance, which was issued as Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”, has not yet been adopted into Codification.  The new guidance requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets.  There is no longer a concept of a qualifying special-purpose entity, and the requirements for derecognizing financial assets have changed.  The new guidance is effective on a prospective basis for the annual period beginning after November 15, 2009 and interim and annual periods thereafter.  The Company does not expect that the provisions of the new guidance will have a material effect on its results of operations, financial position or liquidity.

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities.  The revised guidance, which was issued as Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)”, has not yet been adopted into Codification.  The revised guidance reflects the elimination of the concept of a qualifying special-purpose entity and replaces the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity.  The revised guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity.  An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity’s economic performance.  Additional disclosures are required about a company’s involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary.  This guidance is effective for fiscal years beginning after November 15, 2009.  The Company does not expect this guidance to materially impact its operations, financial position, and disclosure requirement.

In September 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)”.  This ASU permits, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this ASU on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date.  The ASU also requires disclosures by major category of investment about the attributes of investments within the scope of the Update.  ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009.  The Company does not expect ASU 2009-12 to materially impact our financial condition, results of operations, and disclosures.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.”  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal year beginning on or after June 15, 2010, with early adoption permitted.  The Company is currently evaluating ASU 2009-13 on its financial positions and results of operations.

Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation.

3.    Stock Based Compensation

We follow FASB ASC 718, “Compensation – Stock Compensation” (“ASC 718”) to account for stock based compensation.  ASC 718 establishes accounting standards for entity exchanges of equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

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

On July 29, 2009, we granted 84,000 options from the Company’s 2003 Outside Directors Stock Plan to our seven outside directors as a result of the re-election of our board members at our Annual Meeting of Stockholders held on July 29, 2009.  The options granted were for a contractual term of ten years with vesting period of six months.  The exercise price of the options was $2.67 per share which was equal to our closing stock price the day preceding the grant date, pursuant to the 2003 Outside Directors Stock Plan.  We granted 84,000 options from the same stock plan on August 5, 2008 to our seven outside directors as a result of the re-election our board members at our August 5, 2008 Annual Meeting of Stockholders.  The options granted were for a contractual term of ten years with vesting period of six months.  The exercise price of the options was $2.34 per share which was equal to our closing stock price the day preceding the grant date, pursuant to the stock plan.

For the nine months ended September 30, 2009, we granted a total of 145,000 Incentive Stock Options (“ISO”) to our Chief Financial Officer (“CFO”) and certain employees of the Company on February 26, 2009 which allows for the purchase of 145,000 shares of Common Stock from the Company’s 2004 Stock Option Plan.  The options granted were for a contractual term of six years with vesting period over a three year period at one-third increments per year.  The exercise price of the options granted was $1.42 per share which was based on our closing stock price on the date of grant.  For the nine months ended September 30, 2008, we granted 918,000 ISO’s to certain officers and employees of the Company on August 5, 2008 from the 2004 Stock Option Plan.  The options granted were for a contractual term of six years with vesting period at one-third increments per year.  The exercise price of the options granted was $2.34 per share.

As of September 30, 2009, we had 2,555,014 employee stock options outstanding, of which 1,794,681 are vested.  The weighted average exercise price of the 1,794,681 outstanding and fully vested employee stock option is $1.92 with a remaining weighted contractual life of 2.71 years.  Additionally, we had 714,000 outstanding director stock options, of which 630,000 are vested.  The weighted average exercise price of the 630,000 outstanding and fully vested direction stock option is $2.21 with a weighted remaining contractual life of 5.57 years.

The Company estimates fair value of stock options using the Black-Scholes valuation model.  Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield.  The fair value of the employee and director stock options granted above and the related assumptions used in the Black-Scholes option pricing model used to value the options granted as of September 30, 2008 and September 30, 2009 were as follows.

	Employee Stock Options Granted
	September 30, 2009	September 30, 2008
Weighted-average fair value per share	$.76	$1.17
Risk -free interest rate (1)	2.07% - 2.40%	3.28%
Expected volatility of stock (2)	59.16% - 60.38%	55.54%
Dividend yield	None	None
Expected option life (3)	4.6 years - 5.8 years	5.1 years

	Outside Director Stock Options Granted
	September 30, 2009	September 30, 2008
Weighted-average fair value per share	$1.97	$1.79
Risk -free interest rate (1)	3.69%	4.04%
Expected volatility of stock (2)	63.37%	66.53%
Dividend yield	None	None
Expected option life (3)	10.0 years	10.0 years

(1)  The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date over the expected term of the option.

(2)  The expected volatility is based on historical volatility from our traded Common Stock over the expected term of the option.

(3)  The expected option life is based on historical exercises and post-vesting data.

The following table summarizes share based compensation expense recognized for the three and nine months ended September 30, 2009 and 2008 for our employee and director stock options.

	Three Months Ended		Nine Months Ended
Stock Options	September 30,		September 30,
	2009	2008	2009	2008
Employee Stock Options	$110,000	$106,000	$304,000	$247,000
Director Stock Options	56,000	45,000	86,000	88,000
Total	$166,000	$151,000	$390,000	$335,000

We recognized share based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant.  ASC 718 requires that stock based compensation expense be based on options that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.  Of the $110,000 in share based compensation recorded for the employee stock options for the three months ended September 30, 2009, approximately $18,000 was the result of the difference between our estimated forfeiture rate and the actual forfeiture rate for the first year vesting of our August 5, 2008 employee option grant. We have generally estimated forfeiture rate based on historical trends of actual forfeiture.  We reduced our estimated forfeiture rate for the second year vesting of our August 5, 2008 employee option grant by approximately 1.9% as result of our re-evaluation of this forfeiture rate.  As of September 30, 2009, we have approximately $729,000 of total unrecognized compensation cost related to unvested options, of which $163,000 is expected to be recognized in remaining 2009, $345,000 in 2010, $216,000 in 2011, and $5,000 in 2012.

4.    Capital Stock, Stock Plans, and Warrants

During the nine months ended September 30, 2009, we issued 258,333 shares of our Common Stock upon exercise of employee stock options, at exercise prices of $1.86, resulting in total proceeds received of approximately $481,000.  We issued a total of 109,144 shares of our Common Stock under our 2003 Outside Directors Stock Plan to our outside directors as compensation for serving on our Board of Directors, with 50,559 shares, 34,205 shares, and 24,380 shares issued in the first, second, and third quarter of 2009, respectively.  We pay each of our outside directors $2,167 monthly in fees for serving as a member of our Board of Directors.  The Audit Committee Chairman receives an additional monthly fee of $1,833 due to the position’s additional responsibility.  In addition, each board member is paid $1,000 for each board meeting attended as well as $500 for each telephonic conference call.  As a member of the Board of Directors, each director elects to receive either 65% or 100% of the director’s fee in shares of our Common Stock based on 75% of the fair market value of our Common Stock determined on the business day immediately preceding the date that the quarterly fee is due.  The balance of each director’s fee, if any, is payable in cash.

In the second quarter of 2009, the Company issued in a private placement an aggregate of 200,000 shares of the Company’s Common Stock (“Shares”) and two Warrants to purchase up to an aggregate of 150,000 shares of the Company’s Common Stock (“Warrant Shares”) as consideration of a $3,000,000 loan received by the Company from Mr. William N. Lampson and Mr. Diehl Rettig, the Lenders, pursuant to a Loan and Securities Purchase Agreement (“Agreement”) dated May 8, 2009.  Mr. Lampson was formerly a major shareholder of Nuvotec usa, Inc. (n/k/a Perma-Fix Northwest, Inc. (“PFNW”)) and its wholly owned subsidiary, Pacific EcoSolution, Inc. (n/k/a Perma-Fix Northwest Richland, Inc. (“PFNWR”)) prior to our acquisition of PFNW and PFNWR, and Mr. Rettig was formerly a shareholder of, and counsel for, Nuvotec usa, Inc. and its subsidiaries at the time of our acquisition and after our acquisition Mr. Rettig has continued to perform certain legal services for PFNWR.  The Lenders are also stockholders of the Company having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  Under the Agreement, Mr. Lampson received 180,000 Shares and a Warrant to purchase up to an aggregate of 135,000 Warrant Shares and Mr. Rettig received 20,000 Shares and a Warrant to purchase up to an aggregate of 15,000 Warrant Shares.  The Warrants are exercisable six months from May 8, 2009 and expire two years from May 8, 2009.  The fair value of the 200,000 shares of Common Stock was determined to be approximately $476,000 which was based on the closing price of the stock of $2.38 per share on May 8, 2009.  The fair value of the Warrants was estimated to be approximately $190,000 using the Black-Scholes option pricing model.  The fair value of the Common Stock and Warrants was recorded as a debt discount to the loan and is being amortized over the term of the loan as interest expense – financing fees.  (See Note 6 – “Long Term Debt – Promissory Note and Installment Agreement” for accounting treatment of the Common Stock and Warrants).

The summary of the Company’s total Plans as of September 30, 2009 as compared to September 30, 2008, and changes during the period then ended are presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2009	3,417,347	$2.03
Granted	229,000	1.88
Exercised	(258,333)	1.86		$152,750
Forfeited	(119,000)	2.14
Options outstanding End of Period (1)	3,269,014	2.03	4.0	$1,124,662
Options Exercisable at September 30, 2009 (1)	2,424,681	$1.99	3.5	$922,992
Options Vested and expected to be vested at September 30, 2009	3,231,231	$2.03	4.0	$1,122,395

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2008	2,590,026	$1.91
Granted	1,002,000	2.29
Exercised	(111,179)	1.66		$95,103
Forfeited	(81,001)	1.80
Options outstanding End of Period (2)	3,399,846	2.03	4.6	$572,397
Options Exercisable at September 30, 2008 (2)	2,138,013	$1.94	4.0	$511,727
Options Vested and expected to be vested at September 30, 2008	3,336,346	$2.03	4.6	$568,341

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

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands, Except for Per Share Amounts)	2009	2008	2009	2008
Income (loss) per share from continuing operations
Income (loss) from continuing operations applicable to
Common Stockholders	$2,629	$(276)	3,861	$96
Basic income (loss) per share	$.05	$(.01)	.07	$—
Diluted income (loss) per share	$.05	$(.01)	.07	$—

(Loss) income per share from discontinued operations
(Loss) income from discontinued operations	$(7)	$(159)	60	$(1,218)
Basic loss per share	$—	$—	—	$(.02)
Diluted loss per share	$—	$—	—	$(.02)

Income per share from disposal of discontinued operations
Gain on disposal of discontinued operations	$—	$94	—	$2,309
Basic income per share	$—	$—	—	$.04
Diluted income per share	$—	$—	—	$.04

Weighted average common shares outstanding – basic	54,281	53,844	54,130	53,760
Potential shares exercisable under stock option plans	614	—	243	389
Potential shares upon exercise of Warrants	59	—	39	—
Weighted average shares outstanding – diluted	54,954	53,844	54,412	54,149

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options	241	157	1,785	1,172
Upon exercise of Warrants	—	—	—	—

6.    Long Term Debt

Long-term debt consists of the following at September 30, 2009 and December 31, 2008:
(Amounts in Thousands)	September 30, 2009	December 31, 2008
Revolving Credit facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at option of prime rate
(3.25% at September 30, 2009) plus 2.0% or minimum floor base London
InterBank Offer Rate ("LIBOR") of 2.5% plus 3.0%, balance due in
July 2012. (1) (3)	$10,652	$6,516
Term Loan dated December 22, 2000, payable in equal monthly
installments of principal of $83, balance due in July 2012, variable interest paid monthly at option of prime rate plus 2.5% or minimum floor
base LIBOR of 2.5% plus 3.5%. (1) (3)	5,917	6,667
Installment Agreement in the Agreement and Plan of Merger with
Nuvotec and PEcoS, dated April 27, 2007, payable in three equal yearly installment of principal of $833 beginning June 2009. Interest accrues at annual rate of 8.25% on outstanding principal balance starting
June 2007 and payable yearly starting June 2008	1,667	2,500
Promissory Note dated May 8, 2009, payable in monthly installments of principal of $87 starting June 8, 2009, balance due May 8, 2011, variable
interest paid monthly at LIBOR plus 4.5%, with LIBOR at least 1.5%.(2)	2,117	──
Various capital lease and promissory note obligations, payable 2009 to
2013, interest at rates ranging from 5.0% to 12.6%.	505	520
	20,858	16,203
Less current portion of long-term debt	3,064	2,022
	$17,794	$14,181

(1)  Prior to March 5, 2009, variable interest was paid monthly at prime plus 1/2% for our Revolving Credit and prime plus 1.0% for our Term Loan.

(2)  Net of debt discount recorded ($666,000) and amortized ($133,000) based on the estimated fair value of two Warrants and 200,000 shares of the Company’s Common Stock issued on May 8, 2009 in connection with a $3,000,000 promissory note entered into by the Company and Mr. William Lampson and Mr. Diehl Rettig.  See “Promissory Note and Installment Agreement” below for additional information.

(3)  Our Revolving Credit is collateralized by our account receivables and our Term Loan is collateralized by our property, plant, and equipment.

Revolving Credit and Term Loan Agreement
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank, as amended.  The Agreement provided for a term loan ("Term Loan") in the amount of $7,000,000, which requires monthly installments of $83,000.  The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended.  The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary.  As of September 30, 2009, the excess availability under our Revolving Credit was $7,560,000 based on our eligible receivables.

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

Promissory Note and Installment Agreement
In acquiring Perma-Fix Northwest, Inc. (“PFNW”- f/k/a Nuvotec) and Perma-Fix Northwest Richland, Inc. (“PFNWR” – f/k/a Pacific EcoSolutions, Inc. (“PEcoS”)), we agreed to pay former shareholders of Nuvotec who qualified as accredited investors, including Robert Ferguson, a current director, pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933 $2,500,000, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest is accrued on outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.  In June 2009, we paid the first principal installment of $833,333, along with accrued interest.  As of September 30, 2009, interest paid totaled approximately $422,000.  Interest accrued as of September 30, 2009 totaled approximately $34,000.  See Note 7 – “Commitments and Contingencies - Earn-Out Amount - PFNW and PFNWR” and Note 12 – “Related Party Transaction” in this section for information regarding Mr. Robert Ferguson.

As discussed in Note 4 – “Capital Stock, Stock Plans, and Warrants”, on May 8, 2009, the Company entered into a promissory note with William N. Lampson and Mr. Diehl Rettig, the Lenders, for $3,000,000.  Mr. Lampson was formerly a major shareholder of Nuvotec usa, Inc. (n/k/a Perma-Fix Northwest, Inc. (“PFNW”)) and its wholly owned subsidiary, Pacific EcoSolution, Inc. (n/k/a Perma-Fix Northwest Richland, Inc. (“PFNWR”)) prior to our acquisition of PFNW and PFNWR, and Mr. Rettig was formerly a shareholder of, and counsel for, Nuvotec usa, Inc. and its subsidiaries at the time of our acquisition and after our acquisition Mr. Rettig has continued to perform certain legal services for PFNWR.  Both of the Lenders are also stockholders of the Company having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  We used the proceeds of the loan to pay off approximately $2,225,000 (which consisted of interests only) in the second quarter of 2009 due on a promissory note, dated June 25, 2001, as amended on December 28, 2008, entered into by our M&EC subsidiary with PDC, with the remaining proceeds used for working capital purposes. The promissory note provides for monthly principal repayment of approximately $87,000 plus accrued interest, starting June 8, 2009, and on the 8th day of each month thereafter, with interest payable at LIBOR plus 4.5%, with LIBOR at least 1.5%.  Any unpaid principal balance along with accrued interest is due May 8, 2011.  We paid approximately $22,000 in closing costs for the promissory note which is being amortized over the terms of the note.  The promissory note may be prepaid at anytime by the Company without penalty.  As consideration of the Company receiving this loan, we issued in a private placement a Warrant to Mr. Lampson and a Warrant to Mr. Diehl to purchase up to 135,000 and 15,000 shares, respectively, of the Company’s Common Stock at an exercise price of $1.50 per share.  The Warrants are exercisable six months from May 8, 2009 and expire two years from May 8, 2009.  We estimated the fair value of the Warrants to be approximately $190,000 using the Black-Scholes option pricing model with the following assumption:  70.47% volatility, risk free interest rate of 1.0%, an expected life of two years and no dividends.  We also issued an aggregate of 200,000 shares of the Company’s Common Stock during the second quarter of 2009 with Mr. Lampson receiving 180,000 shares and Mr. Rettig receiving 20,000 shares of the Company’s Common Stock.  We determined the fair value of the 200,000 shares of Common Stock to be $476,000 which was based on the closing price of the stock of $2.38 per share on May 8, 2009.  The fair value of the Warrants and Common Stock was recorded as a debt discount and is being amortized over the term of the loan as interest expense – financing fees.  Debt discount amortized as of September 30, 2009 totaled approximately $133,000, of which approximately $83,000 was amortized in the third quarter of 2009.

The promissory note includes an embedded Put Option (“Put”) that can be exercised upon default.  We concluded that the Put should have been bifurcated at inception; however, the Put Option had and continues to have nominal value as of September 30, 2009.  We will continue to monitor the fair value of the Put on a quarterly basis.

7.    Commitments and Contingencies

Hazardous Waste
In connection with our waste management services, we handle hazardous, non-hazardous, and low level radioactive and mixed waste (waste containing both hazardous and radioactive waste), which we transport to our own, or other facilities for destruction or disposal.  As a result of disposing of hazardous and radioactive substances, in the event any cleanup is required, we could be a potentially responsible party for the costs of the cleanup notwithstanding any absence of fault on our part.

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

As of the date of this report, the Louisiana Department of Environmental Quality (“LDEQ”) has collected approximately $8,400,000 for the remediation of the site and has completed removal of above ground waste from the site.  The EPA’s unofficial estimate to complete remediation of the site is between $9,000,000 and $12,000,000; however, based on preliminary outside consulting work hired by the PRP group, which we are a party to, the remediation costs could be below EPA’s estimation.  As a result of negotiations with LDEQ and EPA, further remediation work by LDEQ has been put on hold pending completion of a site assessment by the PRP Group.  This site assessment could result in remediation activities to be completed within the funds held by LDEQ.  As part of the PRP Group, we have paid an initial assessment of $10,000 in the fourth quarter of 2007, which was allocated among the facilities. In addition, we accrued approximately $27,000 in the third quarter of 2008 for our estimated portion of the cost of the site assessment, which was allocated among the facilities.  As of September 30, 2009, $18,000 of the accrued amount has been paid, of which $9,000 was paid in the fourth quarter of 2008 and $9,000 was paid in the second quarter of 2009.  We anticipate paying the remaining $9,000 in the fourth quarter of 2009.  As of the date of this report, we cannot accurately access our ultimate liability.  The Company records its environmental liabilities when they are probable of payment and can be estimated within a reasonable range.  Since this contingency currently does not meet this criteria, a liability has not been established.

Industrial Segment Divested Facilities/Operations
As previously disclosed, our subsidiary, Perma-Fix Treatment Services, Inc. (“PFTS”), sold substantially all of its assets in May 2008, pursuant to an Asset Purchase Agreement, as amended (“Agreement”).  Under the Agreement, the buyer assumed certain debts and obligations of PFTS.  We have sued the buyer of the PFTS assets regarding certain liabilities which we believe the buyer assumed and agreed to pay under the Agreement but which the buyer has refused to pay.  The buyer has filed a counterclaim against us and is alleging that PFTS made certain misrepresentations and failed to disclose certain liabilities.  The pending litigation is styled American Environmental Landfill, Inc. v. Perma-Fix Environmental Services, Inc. v. A Clean Environment, Inc., Case No. CJ-2008-659, pending in the District Court of Osage County, State of Oklahoma.  This matter has been ordered to arbitration.

Earn-Out Amount – Perma-Fix Northwest, Inc. (“PFNW”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”)
Pursuant to the merger agreement relating to our acquisition of PFNW and PFNWR in June 2007, we are required to pay to those former shareholders of PFNW immediately prior to our acquisition, which includes Robert L. Ferguson (“Ferguson”), a current member of our Board of Directors, an earn-out amount upon meeting certain conditions for each fiscal period ending June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011, with the aggregate earn-out amount to be paid by us not to exceed the sum of $4,552,000 (See Note 12 – “Related Party Transaction” in this section for information regarding Mr. Ferguson).  Under the agreement, the earn-out amount to be paid for any particular fiscal year is to be an amount equal to 10% of the amount that the revenues of our nuclear business (as defined) for such fiscal year exceeds the budgeted amount of revenues for our nuclear business for that particular period, with the first $1,000,000 being placed in an escrow account for a period of two years from the date that the full $1,000,000 is placed in escrow for losses suffered or to be suffered by us, PFNW and PFNWR under the sellers’ and its shareholders’ indemnification obligations.  No earn-out was required to be paid for fiscal 2008, and for 2009 we were required to pay an earn-out of approximately $734,000, which was recorded as an increase to goodwill for PFNWR in the second quarter of 2009.  Under the merger agreement, the former shareholders established a liquidating trust in which Ferguson and William Lampson (“Lampson”) were appointed trustees and were further appointed as representatives of the former shareholders in connection with matters arising under the merger agreement.  Prior to payment of the earn-out amount of approximately $734,000 for fiscal year 2009, we negotiated an amendment to the merger agreement with Ferguson and Lampson (as representatives for the former shareholders and as trustees under the liquidating trust) and the paying agent for the former shareholders and entered into an amendment that provides as follows:

•
The termination of the escrow arrangement.  As a result, the earn-out amount for the fiscal period ended June 30, 2009 in the amount of approximately $734,000 was deposited by us on September 30, 2009, with the paying agent in full and complete satisfaction of our obligations in connection with the earn-out for the fiscal period ended June 30, 2009.

•
Any indemnification obligations payable to us under the merger agreement will be deducted (“Offset Amount”) from any earn-out amounts payable by us for the fiscal periods ended June 30, 2010, and June 30, 2011.  The Offset Amount for the fiscal year ended June 30, 2010, will include the sum of approximately $93,000, of which approximately $60,000 represents excise tax assessment issued by the State of Washington for the annual periods 2005 to 2007, with the remaining representing a refund request from a PEcoS customer in connection with service for waste treatment prior to our acquisition of PFNWR and PFNW.  The Offset Amount may be revised by us by written notice to the representatives pursuant to the merger agreement.

•
We may elect to pay any future earn-out amounts payable under the merger agreement for each of the fiscal periods ended June 30, 2010, and 2011, less the Offset Amount, in excess of $1,000,000 by means of a three year unsecured promissory note bearing an annual rate of 6.0%, payable in 36 equal monthly installments.

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

In June 2003, we entered into a 25-year finite risk insurance policy with American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure.  Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations.  The policy provided an initial maximum $35,000,000 of financial assurance coverage and has available capacity to allow for annual inflation and other performance and surety bond requirements.  Our initial finite risk insurance policy required an upfront payment of $4,000,000, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account.  We are required to make seven annual installments, as amended, of $1,004,000, of which $991,000 is to be deposited in the sinking fund account, with the remaining $13,000 represents a terrorism premium.  In addition, we are required to make a final payment of $2,008,000, of which $1,982,000 is to be deposited in the sinking fund account, with the remaining $26,000 represents a terrorism premium.  In March 2009, we paid our sixth of the eight required remaining payments.  In March 2009, we secured additional financial assurance coverage of approximately $5,421,000 with AIG which enabled our Diversified Scientific Services, Inc. (“DSSI”) facility to receive and process wastes under a permit issued by the U.S. Environment Protection Agency (“EPA”) Region 4 on November 26, 2008 to commercially store and dispose of Polychlorinated Biphenyls (“PCBs”).  We secured this additional financial assurance coverage requirement by increasing our initial 25-year finite risk insurance policy with AIG from maximum policy coverage of $35,000,000 to $39,000,000, of which our total financial coverage amounts to $35,869,000 as of September 30, 2009.  Payment for this additional financial assurance coverage requires a total payment of approximately $5,219,000, consisting of an upfront payment of $2,000,000 made on March 6, 2009, of which approximately $1,655,000 was deposited into a sinking fund account, with the remaining representing fee payable to AIG.  In addition, we are required to make three yearly payments of approximately $1,073,000 starting December 31, 2009, of which $888,000 will be deposited into a sinking fund account, with the remaining to represent fee payable to AIG.

As of September 30, 2009, we have recorded $9,623,000 in our sinking fund related to the policy noted above on the balance sheet, which includes interest earned of $789,000 on the sinking fund as of September 30, 2009.  Interest income for the three and nine months ended September 30, 2009 was $16,000 and $59,000, respectively.  On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract.  If we so elect, the Insurer is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility, which we acquired in June 2007, with AIG.  The policy provides an initial $7,800,000 of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8,200,000.  The policy will renew automatically on an annual basis at the end of the four year term and will not be subject to any renewal fees.  The policy requires total payment of $7,158,000, consisting of an initial payment of $1,363,000 and two annual payments of $1,520,000, payable by July 31, 2008 and July 31, 2009, and an additional $2,755,000 payment to be made in five quarterly payments of $551,000 beginning September 2007.  In July 2007, we paid the initial payment of $1,363,000, of which $1,106,000 represented premium on the policy and the remaining was deposited into a sinking fund account.  We have made both of the annual payments of $1,520,000, of which one annual payment was made in the third quarter of 2009.  For each of the $1,520,000 payments, $1,344,000 was deposited into a sinking fund account and the remaining represented premium.   We have made all of the five quarterly payments which were deposited into a sinking fund.  As of September 30, 2009, we have recorded $5,834,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $134,000 on the sinking fund as of September 30, 2009.  Interest income for the three months and nine months ended September 30, 2009 totaled $12,000 and $62,000, respectively.

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

On May 30, 2008, we completed the sale of substantially all of the assets of PFTS, pursuant to the terms of an Asset Purchase Agreement, dated May 14, 2008 as amended by a First Amendment dated May 30, 2008.  In consideration for such assets, the buyer paid us $1,468,000 (purchase price of $1,503,000 less certain closing/settlement costs) in cash at closing and assumed certain liabilities of PFTS.  The cash consideration was subject to certain working capital adjustments after closing.  The proceeds received were used to pay down our term loan with the remaining funds used to pay down our revolver.  We recorded a final gain on the sale of PFTS of $281,000, net of taxes of $0, which was recorded on the Consolidated Statement of Operations as “Gain on disposal of discontinued operations, net of taxes”, for the year ended December 31, 2008.  We have sued the buyer of the PFTS’ assets regarding certain liabilities which we believe that the buyer assumed and agreed to pay under the Asset Purchase Agreement but which the buyer has refused to satisfy as of the date of this report.   The buyer has filed a counterclaim against us and is alleging that PFTS made certain misrepresentations and failed to disclose certain liabilities.  The pending litigation is styled American Environmental Landfill, Inc. v. Perma-Fix Environmental Services, Inc. v. A Clean Environment, Inc., Case No. CJ-2008-659, pending in the District Court of Osage County, State of Oklahoma.  This matter has been ordered to arbitration.

The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2009 and 2008.  The gains on disposals of discontinued operations, net of taxes, were reported separately on our Consolidated Statements of Operations as “Gain on disposal of discontinued operations, net of taxes”.  The operating results of discontinued operations are included in our Consolidated Statements of Operations as part of our “Income (loss) from discontinued operations, net of taxes”.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands)	2009	2008	2009	2008

Net revenues	$—	$—	$—	$3,195
Interest recovery (expense)	$95	$(28)	$(64)	$(99)
Operating (loss) income from discontinued operations (1)	$(7)	$(159)	$60	$(1,218)
Gain on disposal of discontinued operations (2)	$—	$94	$—	$2,309
(Loss) income from discontinued operations	$(7)	$(65)	$60	$1,091

(1)  Net of taxes of $0 for all periods noted.

(2) Net of taxes of $35,000 and $78,000 for three and nine months ended September 30, 2008, respectively.

Our “(Loss) income from discontinued operations, net of taxes” on the Consolidated Statement of Operations for the three and nine months ended September 30, 2009 included approximately $115,000 in abated interest in connection with an excise tax audit for fiscal years 1999 to 2006 for PFTS.  In the second quarter of 2009, we recorded approximately $119,000 in interest expense in connection with this excise tax audit.  Our “income from discontinued operations, net of taxes” for the nine months ended September 30, 2009 also included a recovery of approximately $400,000 in closure cost for PFTS recorded in the first quarter of 2009.  In connection with the divestiture of PFTS above, the buyer of PFTS’s assets was required to replace our financial assurance bond with its own financial assurance mechanism for facility closures.  Our financial assurance bond for PFTS was required to remain in place until the buyer has provided replacement coverage.  On March 24, 2009, the appropriate regulatory authority authorized the release of our financial assurance bond for PFTS which resulted in this recovery this closure costs.

Assets and liabilities related to discontinued operations total $725,000 and $2,228,000 as of September 30, 2009, respectively and $761,000 and $2,994,000 as of December 31, 2008, respectively.

The following table presents the Industrial Segment’s major classes of assets and liabilities of discontinued operations that are classified as held for sale as of September 30, 2009 and December 31, 2008.  The held for sale asset and liabilities balances as of December 31, 2008 may differ from the respective balances at closing:

	September 30,	December 31,
(Amounts in Thousands)	2009	2008

Account receivable, net	$—	$—
Inventories	—	—
Other assets	—	22
Property, plant and equipment, net (1)	651	651
Total assets held for sale	$651	$673
Account payable	$—	$—
Accrued expenses and other liabilities	—	5
Note payable	—	—
Environmental liabilities	—	—
Total liabilities held for sale	$—	$5

(1) net of accumulated depreciation of $13 for as of September 30, 2009 and December 31, 2008.

The following table presents the Industrial Segment’s major classes of assets and liabilities of discontinued operations that are not held for sale as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(Amounts in Thousands)	2009	2008

Other assets	$74	$88
Total assets of discontinued operations	$74	$88
Account payable	$2	$15
Accrued expenses and other liabilities	1,348	1,947
Deferred revenue	—	—
Environmental liabilities	878	1,027
Total liabilities of discontinued operations	$2,228	$2,989

The Industrial Segment includes two previously shut-down facilities which were presented as discontinued operations in prior years.  These facilities include Perma-Fix of Pittsburgh (“PFP”) and Perma-Fix of Michigan (“PFMI”).  Our decision to discontinue operations at PFP was due to our reevaluation of the facility and our inability to achieve profitability at the facility.  Our decision to discontinue operations at PFMI was principally a result of two fires that significantly disrupted operations at the facility in 2003, and the facility’s continued drain on the financial resources of our Industrial Segment.  As a result of the discontinued operations at the PFMI facility, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006.  In September 2006, PFMI signed a Corrective Action Consent Order with the State of Michigan, requiring performance of studies and development and execution of plans related to the potential clean-up of soils in portions of the property.  The level and cost of the clean-up and remediation are determined by state mandated requirements.  During 2006, based on state-mandated criteria, we began implementing the modified methodology to remediate the facility.  We have spent approximately $817,000 for closure costs since discontinuation of PFMI in October 2004, of which approximately $72,000 was spent during the nine months ended September 30, 2009 and $26,000 was spent during 2008.  We have $466,000 accrued for the closure, as of September 30, 2009, and we anticipate spending $18,000 in the remaining three months of 2009, with the remainder over the next five years.  Based on the current status of the Corrective Action, we believe that the remaining reserve is adequate to cover the liability.

As of September 30, 2009, PFMI has a pension payable of $958,000.  The pension plan withdrawal liability is a result of the termination of the union employees of PFMI.  The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST.  The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period.  This obligation is recorded as a long-term liability, with a current portion of $184,000 that we expect to pay over the next year.

9.	Change in Estimate - Legacy Waste Accrual - Perma-Fix Northwest, Inc. (“PFNW”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”)

In acquiring PFNWR and PFNW in June 2007, the Company allocated the cost of the acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values at the date of acquisition as required by FASB ASC 805, “Business Combination”.  Judgment and estimates were made to determine these values using the most readily available information at the time of acquisition.  During the quarter ended June 30, 2008, we finalized the cost of the acquisition to the assets acquired and liabilities. Adjustments to assets acquired or liabilities assumed during the purchase allocation period, which is generally one year, was recorded to goodwill.

During the third quarter of 2009, as result of a change in estimate related to accrued costs to dispose of legacy waste that were assumed as part of our acquisition of PFNWR and PFNW in June 2007, we reduced our disposal/transportation accrual by approximately $787,000 which was recorded as a reduction to our disposal/transportation expense in our cost of goods sold for the quarter ended September 30, 2009.  The change in estimate was necessary due to our accumulation of new information that has resulted in our identifying more efficient and cost effective ways to dispose of this legacy waste.

10.  Operating Segments

In accordance to FASB ASC 280, “Segment Reporting”, we define an operating segment as a business activity:

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

The table below presents certain financial information of our operating segment as of and for the three and nine months ended September 30, 2009 and 2008 (in thousands).

Segment Reporting for the Quarter Ended September 30, 2009
	Nuclear		Industrial	Engineering	Segments Total	Corporate (2)		Consolidated Total
Revenue from external customers	$23,518	(3)	$2,128	$888	$26,534	$—		$26,534
Intercompany revenues	366		150	91	607	—		607
Gross profit	6,689		741	258	7,688	—		7,688
Interest income	—		—	—	—	29		29
Interest expense (recovery)	67		(25)	1	43	288		331
Interest expense-financing fees	—		—	—	—	104		104
Depreciation and amortization	1,066		107	8	1,181	7		1,188
Segment profit (loss)	4,220		266	74	4,560	(1,931)		2,629
Segment assets(1)	100,642		5,322	2,222	108,186	21,489	(4)	129,675
Expenditures for segment assets	425		14	1	440	24		464
Total long-term debt	2,032		116	24	2,172	18,686	(5)	20,858

Segment Reporting for the Quarter Ended September 30, 2008
	Nuclear		Industrial	Engineering	Segments Total	Corporate (2)		Consolidated Total
Revenue from external customers	$12,519	(3)	$2,624	$846	$15,989	$—		$15,989
Intercompany revenues	802		213	200	1,215	—		1,215
Gross profit	3,168		590	347	4,105	—		4,105
Interest income	—		—	—	—	52		52
Interest expense	134		4	1	139	155		294
Interest expense-financing fees	2		—	—	2	12		14
Depreciation and amortization	1,073		485	8	1,566	13		1,579
Segment profit (loss)	782		309	170	1,261	(1,537)		(276)
Segment assets(1)	93,044		6,021	2,110	101,175	16,984	(4)	118,159
Expenditures for segment assets	207		3	3	213	5		218
Total long-term debt	4,655		171	—	4,826	10,283		15,109

Segment Reporting for the Nine Months Ended September 30, 2009
	Nuclear		Industrial	Engineering	Segments Total	Corporate (2)		Consolidated Total
Revenue from external customers	$63,364	(3)	$6,200	$2,670	$72,234	$—		$72,234
Intercompany revenues	1,807		525	314	2,646	—		2,646
Gross profit	16,281		1,723	797	18,801	—		18,801
Interest income	—		—	—	—	121		121
Interest expense	592		14	3	609	737		1,346
Interest expense-financing fees	—		—	—	—	180		180
Depreciation and amortization	3,196		320	27	3,543	26		3,569
Segment profit (loss)	8,682		180	319	9,181	(5,320)		3,861
Segment assets(1)	100,642		5,322	2,222	108,186	21,489	(4)	129,675
Expenditures for segment assets	867		113	3	983	33		1,016
Total long-term debt	2,032		116	24	2,172	18,686	(5)	20,858

Segment Reporting for the Nine Months Ended September 30, 2008
	Nuclear		Industrial	Engineering	Segments Total	Corporate (2)		Consolidated Total
Revenue from external customers	$41,510	(3)	$7,914	$2,537	$51,961	$—		$51,961
Intercompany revenues	2,086		457	466	3,009	—		3,009
Gross profit	11,279		2,215	931	14,425	—		14,425
Interest income	2		—	—	2	168		170
Interest expense	569		14	2	585	446		1,031
Interest expense-financing fees	3		—	—	3	121		124
Depreciation and amortization	3,276		486	22	3,784	33		3,817
Segment profit (loss)	3,521		609	433	4,563	(4,467)		96
Segment assets(1)	93,044		6,021	2,110	101,175	16,984	(4)	118,159
Expenditures for segment assets	752		52	12	816	14		830
Total long-term debt	4,655		171	—	4,826	10,283		15,109

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)	Amounts reflect the activity for corporate headquarters not included in the segment information.

(3)
The consolidated revenues within the Nuclear Segment include the CH Plateau Remediation Company (“CHPRC”) revenue of $10,680,000 or 40.3% and $33,051,000 or 45.7% of our total consolidated revenue for the three and nine months ended September 30, 2009, respectively, as compared to $127,000 or 0.8% or $127,000 or 0.2% of our total consolidated revenue for the three and nine months ended September 30, 2008, respectively.  Our M&EC facility was awarded a subcontract by CHPRC, a general contractor to the Department of Energy (“DOE”), in the second quarter of 2008.  The subcontract provided a transitional period from the August 11, 2008 to September 30, 2008.  Operations of this subcontract commenced at the DOE Hanford Site on October 1, 2008.  The consolidated revenues within the Nuclear Segment also include the Fluor Hanford revenue of $0 for both the three and nine months ended September 30, 2009 as compared to $2,787,000 or 17.4% and $6,662,000 or 12.8% for the three and nine months ended September 30, 2008, respectively.  Effective October 1, 2008, CHPRC began management of waste activities previously under Fluor Hanford, DOE’s general contractor prior to CHPRC.  See “Known Trends and Uncertainties – Significant Customers” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the revenue transition discussion.

(4)	Amount includes assets from discontinued operations of $725,000 and $843,000 as of September 30, 2009 and 2008, respectively.

(5)
Net of debt discount recorded ($666,000) and amortized ($133,000) based on the estimated fair value of two Warrants and 200,000 shares of the Company’s Common Stock issued on May 8, 2009 in connection with a $3,000,000 promissory note entered into by the Company and Mr. William Lampson and Mr. Diehl Rettig.  See Note 6 - “Promissory Note and Installment Agreement” for additional information.

11.  Income Taxes

The provision for income taxes is determined in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”).  Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. We evaluate the realizability of our deferred income tax assets, primarily resulting from impairment loss and net operating loss carryforwards, and adjust our valuation allowance, if necessary. Once we utilize our net operating loss carryforwards, we would expect our provision for income tax expense in future periods to reflect an effective tax rate that will be significantly higher than past periods.

ASC 740 sets out a consistent framework for preparers to use to determine the appropriate level of tax reserve to maintain for uncertain tax positions.  ASC 740 uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit which is greater than 50% likely to be realized.  ASC 740 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. The Company has concluded that we have not taken any material uncertain tax positions on any of our open tax returns filed through December 31, 2008.

We reassess the validity of our conclusions regarding uncertain income tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit.  As we believe that all such positions are fully supportable by existing Federal law and related interpretations, there are no uncertain tax positions to consider in accordance with ASC 740.  The impact of our reassessment of our tax positions in accordance with ASC 740 for the third quarter of 2009 did not have any impact on our result of operations, financial condition or liquidity.

12.  Related Party Transaction

Mr. Robert L. Ferguson
Mr. Robert Ferguson, was nominated to serve as a Director in connection with the closing of the acquisition by the Company of Nuvotec (n/k/a Perma-Fix Northwest, Inc. (“PFNW”)) and its wholly owned subsidiary, Pacific EcoSolutions, Inc. (“PEcoS”) (n/k/a Perma-Fix Northwest Richland, Inc. (“PFNWR”)) in June 2007 and subsequently elected as a Director at our Annual Meeting of Shareholders held in August 2007 and each Annual Meeting of Shareholders since August 2007.  At the time of the acquisition, Mr. Ferguson was the Chairman, Chief Executive Officer, and individually or through entities controlled by him, the owner of approximately 21.29% of Nuvotec’s outstanding Common Stock.  See Note 6 “Long Term Debt – Promissory Note and Installment Agreement” and Note 7 “Commitments and Contingencies – Earn-Out Amount – PFNW and PFNWR” and for a discussion of Mr. Ferguson’s interest in the consideration paid and to be paid by us in connection with our acquisition of PFNWR and PFNWR.

13.  Subsequent Event

Larry McNamara resigned as Vice President and Chief Operating Officer of our Company effective September 1, 2009, and as an employee effective September 30, 2009.  When Mr. McNamara’s resignation as Vice President and Chief Operating Officer became effective, his employment agreement and management incentive plan with the company also terminated, except for certain covenants that Mr. McNamara had agreed to under the employment agreement.  After Mr. McNamara’s resignation as an executive officer of the Company, but prior to his termination as an employee, we entered into a six months consulting agreement with Mr. McNamara, subject to the consulting agreement being renewed upon agreement by Mr. McNamara and us, and amended his fully vested outstanding non-qualified stock options (“NQSOs”) covering purchase up to 270,000 shares of the Company’s Common Stock until the earlier of:

•	5:00 p.m. on March 31, 2010; or
•	Termination of Mr. McNamara as a consultant under the consulting agreement.

The amendment and extension of the NQSOs held by Mr. McNamara became effective as of October 1, 2009, and was approved by our Compensation and Stock Option Committee and our Board.  The exercise price of the NQSOs extended range from $1.25 to $2.19 per share.  We valued the NQSOs extended to Mr. McNamara using the Black-Scholes valuation model and determined that we will expense approximately $144,000 related to these NQSOs during the fourth quarter of 2009 as a result of this extension.

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

•	cash flow from operations and our available liquidity from our line of credit are sufficient to service our current obligations;
•	government funding and economic stimulus package will provide substantial funds for DOE to remediate its sites and should positively impact our existing government contracts;
•	demand for our service will continue to be subject to fluctuations;
•	effect on us due to reductions in the level of government funding;
•	we plan to fund any repurchases under the common stock repurchase plan through our internal cash flow and/or borrowing under our line of credit;
•	the Company does not have any immediate plans or current commitments to issue shares under the registration statement;
•	ability to generate sufficient cash flow from operations to fund all costs of operations;
•	ability to remediate certain contaminated sites for projected amounts;
•	ability to borrow under our credit facility;
•	we expect to meet to our financial covenants in the fourth quarter of 2009 and beyond;
•	consideration of alternatives to our credit facility which could provide terms more favorable to us than under our existing credit facilities;
•	no further impairment of intangible or tangible assets;
•
despite our aggressive compliance and auditing procedures for disposal of wastes, we could, in the future, be notified that we are a Potentially Responsible Party (“PRP”) at a remedial action site, which could have a material adverse effect;

•	we anticipate paying the remaining $9,000 of our estimated portion of the cost of the site assessment for the PRP at the Marine Shale Superfund in the fourth quarter of 2009;
•	ability to generate funds internally to remediate sites;
•	ability to fund budgeted capital expenditures of approximately $2,300,000 during 2009 through our operations or lease financing or a combination of both;
•	growth of our Nuclear Segment;
•	we believe full operations under the CHPRC subcontract will result in revenues for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year base period;
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

•	we anticipate spending $18,000 in the remaining three months of 2009 to remediate the PFMI site, with the remainder over the next five years;
•	based on the current status of Corrective Action for PFMI, we believe that the remaining reserve is adequate to cover the liability;
•	we expect to pay $184,000 in pension liability for PFMI over the next year;

•	we believe we maintain insurance coverage adequate for our needs and which is similar to, or greater than the coverage maintained by other companies of our size in the industry;
•
due to the downturn in the economy, changes within the environmental insurance market, and the financial difficulties of AIG, the provider of our financial assurance policies, we have no guarantees as to continued coverage by AIG, that we will be able to obtain similar insurance in future years, or that the cost of such insurance will not increase materially;

•	implementation of certain controls at our certain of our Industrial Segment facilities and our PFNWR facility to remediate material control weaknesses by the fourth quarter of 2009;
•
we will complete testing of the final control in the fourth quarter of 2009 for our CHPRC subcontract,  at which time, we believe the material weakness for our CHPRC subcontract will be fully remediated;

•	we plan to integrate a Purchase Order System to certain of our facilities by year end;
•	potential for fines and remediation of our waste management facilities;
•	we will continue to monitor the fair value of the Put on a quarterly basis;
•	in the event of failure of AIG, this could significantly impact our operations and our permits;
•	we will expense approximately $144,000 during the fourth quarter of 2009 as result of extension of approximately 270,000 Non-Qualified Stock Options to Larry McNamara;
•
the Company expects ASC 805-20 will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions it consummates after the effect date;

•	the Company does not expect ASU 2009-12 to materially impact our financial condition, results of operations, and disclosures;
•	the Company does not expect the guidance issued as SFAS No. 166 and No. 167 to have a material impact our financial condition, results of operations, and disclosures; and
•	the remaining amount of the earn-out that we may be required to pay in connection with the acquisition of PFNWR and PFNW.

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

The third quarter of 2009 reflected a revenue increase of $10,545,000 to $26,534,000 or 66.0% from revenue of $15,989,000 for the same period of 2008.  Within our Nuclear Segment, we generated revenue of $23,518,000 in the third quarter of 2009, an increase of $10,999,000 or 87.9% from the corresponding period of 2008.  The increase in revenue within our Nuclear Segment was primarily due to $9,083,000 in revenue generated from the subcontract awarded to our East Tennessee Materials and Energy Corporation (“M&EC”) subsidiary by CH Plateau Remediation Company (“CHPRC”), a general contractor to the Department of Energy (“DOE”), in the second quarter of 2008.  This subcontract officially commenced on October 1, 2008.  The remaining increase in revenue in our Nuclear Segment was due to higher priced waste which offset the impact of lower volume of waste.  Our Industrial Segment generated $2,128,000 in revenue in the third quarter of 2009, as compared to $2,624,000 for the corresponding period of 2008, or 18.9% decrease.  This decrease was primarily the result of lower oil sales revenue resulting from both decreased volume and lower average price per gallon.  Revenue for the third quarter of 2009 from the Engineering Segment increased $42,000 or 5.0% to $888,000 from $846,000 for the same period of 2008.

The third quarter 2009 gross profit increased $3,583,000 or 87.3% from the corresponding period of 2008 due primarily to increase in revenue from our CHPRC subcontract and increase in revenue from other generators in our Nuclear Segment.

SG&A for the third quarter of 2009 decreased 3.5% to $4,486,000 from $4,648,000 in the corresponding period of 2008.

Net income applicable to Common Stockholders for the quarter ended September 30, 2009 was $2,622,000 or $.05 per share as compared to net loss applicable to Common Stockholders of $341,000 or ($.01) per share for the corresponding period of 2008.  Our net income applicable to Common Stockholders for the quarter ended September 30, 2009 included a reduction of approximately $787,000 in costs of goods sold in our Nuclear Segment resulting from a change in estimate related to accrued costs to dispose of legacy waste that were assumed as part of the acquisition of our PFNWR facility in June 2007 (see “Cost of Goods Sold” in this section for further information regarding this reduction).   In addition, our loss from discontinued operations for the quarter ended September 30, 2009 included approximately $115,000 in abated interest that was previously expensed in the second quarter of 2009 in connection with an excise tax audit for fiscal years 1999 to 2006 (see “Discontinued Operations” in this section for further information on the abated interest).

Our working capital position at September 30, 2009 was $2,694,000, which includes working capital of our discontinued operations, as compared to a negative working capital of $3,886,000 as of December 31, 2008.  The improvement in our working capital was attributed by the reduction of our account payables using funds generated by our operations.

Outlook
We believe that the increase in government funding made available to remediate Department of Energy (“DOE”) sites under the 2009 federal government budget along with the economic stimulus package (American Recovery and Reinvestment Act), enacted by the Congress in February 2009, will provide substantial funds to remediate DOE sites and thus should positively impact our existing government contracts within our Nuclear Segment.  We also believe we are beginning to see this impact with increased waste receipts toward the end of the third quarter of 2009.  However, we expect that demand for our services will continue to fluctuate due to a variety of factors beyond our control, including the current economic conditions, the federal deficit, and the manner in which the federal government will be required to spend funding to remediate federal sites.   Our operations depend, in large part, upon governmental funding, particularly funding levels at the DOE.  Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows.

Results of Operations
The reporting of financial results and pertinent discussions are tailored to three reportable segments: Nuclear, Industrial, and Engineering.

	Three Months Ending				Nine Months Ending
	September 30,				September 30,
Consolidated (amounts in thousands)	2009	%	2008	%	2009	%	2008	%
Net revenues	$26,534	100.0	$15,989	100.0	$72,234	100.0	$51,961	100.0
Cost of goods sold	18,846	71.0	11,884	74.3	53,433	74.0	37,536	72.2
Gross profit	7,688	29.0	4,105	25.7	18,801	26.0	14,425	27.8
Selling, general and administrative	4,486	16.9	4,648	29.1	13,290	18.4	13,704	26.4
Asset impairment recovery	―	―	(507)	(3.2)	―	―	(507)	(1.0)
Loss (gain) on disposal of property
and equipment	(3)	―	(2)	―	(15)	―	139	.3
Income (loss) from operations	$3,205	12.1	$(34)	(.2)	$5,526	7.6	$1,089	2.1
Interest income	29	.1	52	.3	121	.2	170	.3
Interest expense	(331)	(1.3)	(294)	(1.8)	(1,346)	(1.9)	(1,031)	(2.0)
Interest expense-financing fees	(104)	(.4)	(14)	(.1)	(180)	(.2)	(124)	(.2)
other	(5)	―	―	―	5	―	(5)	―
Income (loss) from continuing operations before taxes	2,794	10.5	(290)	(1.8)	4,126	5.7	99	.2
Income tax expense (benefit)	165	.6	(14)	(.1)	265	.4	3	―
Income (loss) from continuing operations	2,629	9.9	(276)	(1.7)	3,861	5.3	96	.2
Preferred Stock dividends	―	―	―	―	―	―	―	―

Summary – Three and Nine Months Ended September 30, 2009 and 2008

Consolidated revenues increased $10,545,000 for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, as follows:

(In thousands)	2009	% Revenue	2008	% Revenue	Change	% Change
Nuclear
Government waste	$9,697	36.6	$5,900	36.9	$3,797	64.4
Hazardous/Non-hazardous	802	3.0	1,084	6.8	(282)	(26.0)
Other nuclear waste	2,339	8.8	2,621	16.4	(282)	(10.8)
Fluor Hanford	—	—	2,787	17.4	(2,787)	(100.0)
CHPRC	10,680	40.3	127	0.8	10,553	8,309.4
Total	23,518	88.7	12,519	78.3	10,999	87.9

Industrial
Commercial	$1,405	5.3	$1,249	7.8	$156	12.5
Government services	160	0.6	166	1.0	(6)	(3.6)
Oil Sales	563	2.1	1,209	7.6	(646)	(53.4)
Total	2,128	8.0	2,624	16.4	(496)	(18.9)

Engineering	888	3.3	846	5.3	42	5.0

Total	$26,534	100.0	$15,989	100.0	$10,545	66.0

Net Revenue
The Nuclear Segment realized revenue growth of $10,999,000 or 87.9% for the three months ended September 30, 2009 over the same period in 2008, due primarily to the increase in revenue as a result of the CHPRC subcontract awarded to M&EC during the second quarter of 2008 to perform a portion of facility operations and waste management activities for the DOE Hanford, Washington Site.  Operations under this subcontract officially commenced at the DOE Hanford Site on October 1, 2008 and provided for a transitional period from August 11, 2008 to September 30, 2008.  This CHPRC subcontract is a cost plus award fee subcontract.  Revenue from CHPRC totaled $10,680,000 or 40.3% of our total revenue from continuing operations for the quarter ended September 30, 2009, which included approximately $9,083,000 of revenue under the CHPRC subcontract at M&EC.  We had revenue of approximately $127,000 or 0.8% in the quarter ended September 30, 2008 under the CHPRC subcontract.  Effective October 1, 2008, CHPRC also began management of waste activities under previous subcontracts with Fluor Hanford, DOE’s general contractor at the Hanford Site prior to CHPRC.  Our Nuclear Segment had three previous subcontracts with Fluor Hanford.  These three subcontracts have since been renegotiated by CHPRC to September 30, 2013.  Revenue from government generators, excluding CHPRC and Fluor Hanford as discussed above, increased $3,797,000 or 64.4% due primarily to receipt of higher priced waste.    Revenue from hazardous and non-hazardous waste was down $282,000 or 26.0% due primarily to reduction in remediation revenues.  Revenue from our Industrial Segment decreased $496,000 or 18.9% primarily due to lower oil sales revenue resulting from decrease in average price per gallon of 52.1% and decreased volume of 3.0%.  This decrease was partially offset by higher volume of commercial revenue.   Revenue in our Engineering Segment increased approximately $42,000 or 5.0% due to an increase in average billing rate of 15.4%.  This increase was partially offset by a decrease in billable hours of 9.3%.

Consolidated revenues increased $20,273,000 for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, as follows:

(In thousands)	2009	% Revenue	2008	% Revenue	Change	% Change
Nuclear
Government waste	$19,572	27.1	$21,418	41.2	$(1,846)	(8.6)
Hazardous/Non-hazardous	2,655	3.7	2,861	5.6	(206)	(7.2)
Other nuclear waste	8,086	11.2	10,442	20.1	(2,356)	(22.6)
Fluor Hanford	—	—	6,662	12.8	(6,662)	(100.0)
CHPRC	33,051	45.7	127	0.2	32,924	25,924.4
Total	63,364	87.7	41,510	79.9	21,854	52.6

Industrial
Commercial	$3,871	5.4	$3,880	7.5	$(9)	(0.2)
Government services	418	0.6	706	1.3	(288)	(40.8)
Oil Sales	1,911	2.6	3,328	6.4	(1,417)	(42.6)
Total	6,200	8.6	7,914	15.2	(1,714)	(21.7)

Engineering	2,670	3.7	2,537	4.9	133	5.2

Total	$72,234	100.0	$51,961	100.0	$20,273	39.0

The Nuclear Segment experienced approximately $21,854,000 or 52.6% increase in revenue for the nine months ended September 30, 2009 over the same period of 2008.  Revenue from CHPRC totaled $33,051,000 or 45.7% of our total revenue from continuing operations for the nine months ended September 30, 2009, including approximately $24,448,000 of revenue under the CHPRC subcontract previously discussed.  We had revenue of approximately $127,000 from the CHPRC subcontract in the nine months ended September 30, 2008, representing approximately 0.2% of our revenue from continuing operations due from the transitional period of this subcontract. Revenue from CHPRC also included revenue from three subcontracts previously managed by Fluor Hanford, DOE general contractor at the Hanford Site prior to CHPRC.  CHPRC has since renegotiated these three subcontracts to September 30, 2013.  Revenue from government generators, excluding CHPRC and Fluor Hanford as discussed above, decreased $1,846,000 or 8.6% due primarily to reduction in volume of waste shipped.  The reduction in volume was partially offset by higher priced waste received especially in the third quarter of 2009.  Revenue from hazardous and non-hazardous waste was down $206,000 or 7.2% due primarily to reduction in volume of approximately 4.2% and reduction in average pricing of 9.0%.  Other nuclear waste revenue decreased $2,356,000  or 22.6% due primarily to a shipment of high activity and high margin waste of approximately $2,700,000 received in the first quarter of 2008 which we did not repeat in the first nine months of 2009.  Revenue from our Industrial Segment decreased $1,714,000 or 21.7% due primarily to significant reduction in oil sales revenue resulting from both decreased volume and decreased average price per gallon of 9.9% and 36.0%, respectively.  Revenue from government generators was down primarily due to lower volume.  Revenue in our Engineering Segment increased approximately $133,000 or 5.2% due primarily to increased average billing rate of 7.1% with small decrease in billable hours of approximately 2.7%.

Cost of Goods Sold
Cost of goods sold increased $6,962,000 for the quarter ended September 30, 2009, as compared to the quarter ended September 30, 2008, as follows:

		%		%
(In thousands)	2009	Revenue	2008	Revenue	Change
Nuclear	$16,829	71.6	$9,351	74.7	7,478
Industrial	1,387	65.2	2,034	77.5	(647)
Engineering	630	70.9	499	59.0	131
Total	$18,846	71.0	$11,884	74.3	6,962

The Nuclear Segment’s cost of goods sold for the three months ended September 30, 2009 were up $7,478,000 or 80.0%, which included the cost of goods sold of approximately $7,226,000 related to the CHPRC subcontract.  Cost of goods sold related to the CHPRC subcontract during the transitional period for the quarter ended September 30, 2008 was approximately $72,000.  The cost of goods sold for the quarter ended September 30, 2009 for our Nuclear Segment included a reduction of approximately $787,000 in disposal/transportation costs resulting from a change in estimate related to accrued costs to dispose of legacy waste that were assumed as part of the acquisition of our PFNWR facility in June 2007.  The change in estimate was necessary due to our accumulation of new information that has resulted in our identifying more efficient and cost effective ways to dispose of this waste.  Excluding the cost of goods sold of the CHPRC subcontract and the legacy waste adjustment, the Nuclear Segment costs increased approximately $1,111,000 primarily in lab services, disposal/transportation, bonus and certain other payroll related expenses due to increases in revenue.  In the Industrial Segment, cost of goods sold decreased $647,000 or 31.8% due to reduction in depreciation expense and throughout all other areas resulting from reduced revenue primarily in oil sales.  In the third quarter of 2008, we incurred approximately $356,000 in depreciation expense as result of the reclassification of Perma-Fix of Fort Lauderdale, Inc. (“PFFL”), Perma-Fix of Orlando, Inc. (“PFO”), and Perma-Fix of South Georgia, Inc. (“PFSG”) back into continuing operations from discontinued operations.  The Engineering Segment cost of goods sold increased approximately $131,000 or 26.3% due primarily to reduced allocation of internal labor hours to the Company’s Nuclear Segment. During the third quarter of 2008, the Engineering Segment had two large projects for our PFNWR facility which did not exist in the third quarter of 2009. Included within cost of goods sold is depreciation and amortization expense of $1,107,000 and $1,423,000 for the three months ended September 30, 2009, and 2008, respectively.

Cost of goods sold increased $15,897,000 for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, as follows:

		%		%
(In thousands)	2009	Revenue	2008	Revenue	Change
Nuclear	$47,083	74.3	$30,231	72.8	16,852
Industrial	4,477	72.2	5,699	72.0	(1,222)
Engineering	1,873	70.1	1,606	63.3	267
Total	$53,433	74.0	$37,536	72.2	15,897

Cost of goods sold for the Nuclear Segment increased $16,852,000 or 55.7%, which included the cost of goods sold of approximately $19,528,000 related to the CHPRC subcontract.  Cost of goods sold for the CHPRC subcontract during the transitional period for the nine months ended September 30, 2008 was approximately $72,000.  Excluding the cost of goods sold for the CHPRC subcontract and the $787,000 reduction in disposal/transportation costs related to the legacy waste as discussed previously, the Nuclear cost of good sold decreased approximately $1,817,000.  The decrease was primarily in material and supplies, payroll, and other payroll related expenses as we continue our efforts to reduce costs due to reduced revenue.  In the Industrial Segment, the decrease of $1,222,000 or 21.4% in cost of goods sold was reflected in all areas due to reduced revenue, in addition to significant reduction in depreciation expense due to the reclassification of PFFL, PFO, and PFSG back into continuing operations in September 2008 as discussed above. The Engineering Segment’s cost of goods sold increased approximately $267,000 or 16.6% due primarily to the reduced allocation of internal labor hours to the Company’s Nuclear Segment as discussed above for the quarter ended September 30, 2009.   Included within cost of goods sold is depreciation and amortization expense of $3,353,000 and $3,608,000 for the nine months ended September 30, 2009, and 2008, respectively.

Gross Profit
Gross profit for the quarter ended September 30, 2009, increased $3,583,000 over 2008, as follows:

(In thousands)	2009	% Revenue	2008	% Revenue	Change
Nuclear	$6,689	28.4	$3,168	25.3	$3,521
Industrial	741	34.8	590	22.5	151
Engineering	258	29.1	347	41.0	(89)
Total	$7,688	29.0	$4,105	25.7	3,583

The Nuclear Segment gross profit increased $3,521,000, which included gross profit of approximately $1,857,000 on the CHPRC subcontract at our M&EC facility in addition to a reduction of approximately $787,000 in disposal/transportation costs recorded in the third quarter of 2009 resulting from a change in estimate related to accrued costs to dispose of legacy waste that were assumed as part of the acquisition of our PFNWR facility in June 2007 (see “Cost of Goods Sold” in this section for further information regarding this reduction).  Gross profit related to the CHPRC subcontract during the transitional period for the quarter ended September 30, 2008 was approximately $55,000.  Excluding the gross profit from the CHPRC subcontract and the legacy disposal adjustment in the quarter, Nuclear Segment gross profit increased approximately $932,000 due to increase in revenue.  Gross margin also increased primarily due to revenue mix resulting from receipt of higher margin wastes.  In the Industrial Segment, gross profit and gross margin both increased due primarily to lower depreciation expense and reduction in all other areas within cost of goods sold from reduced revenue.  In the third quarter of 2008, we incurred approximately $356,000 in depreciation expense as result of the reclassification of PFFL, PFO, and PFSG facilities back into continuing operations from discontinued operations.  The decrease in gross profit in the Engineering Segment was due primarily to reduced allocation of internal labor hours to our Nuclear Segment facilities.  In the third quarter of 2008, the Engineering Segment had two large projects for our PFNWR facility which did not occur in the third quarter of 2009.

Gross profit for the nine months ended September 30, 2009, increased $4,376,000 over 2008, as follows:

(In thousands)	2009	% Revenue	2008	% Revenue	Change
Nuclear	$16,281	25.7	$11,279	27.2	$5,002
Industrial	1,723	27.8	2,215	28.0	(492)
Engineering	797	29.9	931	36.7	(134)
Total	$18,801	26.0	$14,425	27.8	$4,376

The Nuclear Segment gross profit increased $5,002,000 or 44.3%, which included gross profit of approximately $4,920,000 for the CHPRC subcontract.  Gross profit related to the CHPRC subcontract during the transitional period for the nine months ended September 30, 2008 was approximately $55,000. Excluding the gross profit of the CHPRC subcontract and the $787,000 reduction in disposal/transportation costs related to the legacy waste as discussed previously, the Nuclear Segment gross profit decreased approximately $650,000 due to reduced revenue.  Gross margin remained constant, excluding CHPRC and the legacy adjustment, due to revenue mix.  Gross profit for the Industrial Segment decreased $492,000 or 22.2% due primarily to decrease in revenue.  The Engineering Segment gross profit decreased approximately $134,000 or 14.4% primarily due to increased cost of goods sold from reduced allocation of internal labor hours to our other Nuclear Segment facilities.

Selling, General and Administrative
Selling, general and administrative ("SG&A") expenses decreased $162,000 for the three months ended September 30, 2009, as compared to the corresponding period for 2008, as follows:

(In thousands)	2009	% Revenue	2008	% Revenue	Change
Administrative	$1,538	—	$1,423	—	$115
Nuclear	2,286	9.7	2,248	18.0	38
Industrial	500	23.5	801	30.5	(301)
Engineering	162	18.2	176	20.8	(14)
Total	$4,486	16.9	$4,648	29.1	$(162)

Our SG&A for the three months ended September 30, 2009 decreased approximately $162,000 or 3.5% over the corresponding period of 2008.  The increase in administrative SG&A was primarily the result of higher outside service expense resulting from usual corporate consulting matters, audit fees in connection with various company filings, and subcontract services for information technology matters.  Also, administrative SG&A was higher due to higher salaries and other payroll related expenses resulting from additional headcount at our corporate office as we continue to centralize accounting function.  The increase in salaries at our corporate office was offset by decrease in payroll expenses in certain of our other segments. Nuclear Segment SG&A was up approximately $38,000 due mainly to higher bonus/commission resulting from higher revenue and higher bad debt expense.  This increase was partially offset by lower salaries and other payroll related expense, lower travel expense, and lower outside services as we continue to streamline our costs.  Industrial Segment SG&A decreased approximately $301,000 due primarily to lower bad debt expense, certain payroll related expense, and lower outside services expenses as we had certain permit compliance/renewal and legal matters in 2008 which did not occur in 2009.  In addition, depreciation expense was lower in the third quarter of 2009 as we incurred incremental depreciation expense of approximately $130,000 during the third quarter of 2008 resulting from reclassification of PFFL, PFO, and PFSG back into continuing operations from discontinued operations.  The Engineering Segment’s SG&A expense decreased approximately $14,000 primarily due to decrease in salaries and other payroll expenses.  This decrease was partially offset by higher bad debt expense.  Included in SG&A expenses is depreciation and amortization expense of $81,000 and $156,000 for the three months ended September 30, 2009, and 2008, respectively.

SG&A expenses decreased $414,000 for the nine months ended September 30, 2009, as compared to the corresponding period for 2008, as follows:

		%		%
(In thousands)	2009	Revenue	2008	Revenue	Change
Administrative	$4,472	—	$4,075	—	$397
Nuclear	6,827	10.8	7,029	16.9	(202)
Industrial	1,537	24.8	2,104	26.6	(567)
Engineering	454	17.0	496	19.6	(42)
Total	$13,290	18.4	$13,704	26.4	$(414)

SG&A decreased $414,000 or 3.0% for the nine months ended September 30, 2009 as compared to the corresponding period of 2008.  The increase in administrative SG&A of approximately $397,000 was primarily the result of reasons discussed in the third quarter.  In addition, stock option expense was higher due to 1,228,000 options granted to certain company officers and employees since August 2008.  Such options were not granted in 2007.  Also, 401k match expense was higher as certain Industrial Segment employees forfeited the Company’s match portion following the divestures in 2008.  Nuclear Segment SG&A was down approximately $202,000 due mainly to lower salaries, other payroll related expenses, travel expenses, and consulting expenses.  The decrease was partially offset by bad debt expense.  SG&A for the Industrial Segment decreased $567,000 due primarily to lower bad debt expense, lower bonus/incentive due to reduced revenue, certain payroll related expense, and lower outside services expenses as we had certain permit compliance/renewal and legal matters in 2008 which did not occur in 2009.  The Engineering Segment’s SG&A expense decreased approximately $42,000 primarily due to decrease in payroll, travel, and outside service expenses.  This decrease was partially offset by higher bad debt expense.  Included in SG&A expenses is depreciation and amortization expense of $216,000 and $209,000 for the nine months ended September 30, 2009, and 2008, respectively.

Interest Expense
Interest expense increased $37,000 and $315,000 for the three and nine months ended September 30, 2009, respectively, as compared to the corresponding period of 2008.

	Three Months			Nine Months
(In thousands)	2009	2008	Change	2009	2008	Change
PNC interest	$232	$127	$105	$615	$348	$267
Other	99	167	(68)	731	683	48
Total	$331	$294	$37	$1,346	$1,031	$315

The increase in interest expense for the three months ended September 30, 2009, as compared to the corresponding period of 2008 was due primarily to higher interest on our revolver and term note resulting from higher balances in addition to interest incurred on the $3,000,000 loan we entered into in May 2009 with Mr. Lampson and Mr. Rettig.  Our monthly average term loan balance was significantly higher throughout the first nine months of 2009 resulting from the reload of our term note in August 2008 to $7,000,000.  During the first nine months of 2008, our average monthly term loan balance was significantly lower resulting from payments against the term note from proceeds received from the sale of certain of our Industrial Segment facilities.  In addition, our average monthly revolver balance was higher throughout the first nine months of 2009 as compared to 2008 due to funding of our finite insurance policies. The increase in interest expense for the three months ended September 30, 2009, was partially offset by lower interest resulting from payoff of the KeyBank note in December 2008 at our PFNWR facility, payoff of our PDC note in May 2009 at our M&EC facility, as well as an abatement of interest of approximately $28,000 related to excise tax audit for years 1999 to 2006 at our PFO facility.  The increase in interest expense for the nine months ended September 30, 2009 was due primarily to the same reasons above in addition to higher interest expense relating to certain vendor invoices.  The increase was partially offset by the same reasons noted above for the three months.

Interest Expense - Financing Fees
Interest expense-financing fees increased approximately $90,000 and $56,000 for the three and nine months ended September 30, 2009, respectively, as compared to the corresponding period of 2008.  The increase for the three months was due primarily to debt discount amortized as financing fees in connection with the issuance of 200,000 shares of the Company’s Common Stock and two Warrants for purchase up to 150,000 shares of the Company’s Common Stock as consideration for the Company receiving a $3,000,000 loan from Mr. William Lampson and Mr. Diehl Rettig in May 2009.  The increase for the nine months was due primarily to the debt discount amortized as noted above.  The increase was partially offset by the reduction of monthly amortized financing fees associated with our original credit facility and subsequent amendments which became fully amortized in May 2008.

Interest Income
Interest income decreased approximately $23,000 and $49,000 for the three and nine months ended September 30, 2009, as compared to the corresponding period of 2008, respectively.  The decrease for the three and nine months is primarily the result of lower interest earned on the finite risk sinking fund due to lower interest rates.

Asset Impairment Recovery
The asset impairment recovery for the three and nine months ended September 30, 2008 was the result of the re-evaluation of the fair value of Perma-Fix of Orlando, Inc.’s assets from the reclassification of the facility back into continuing operations from discontinued operations.

Loss (gain) on disposal of Property and Equipment
The loss on disposal of fixed assets for the nine months ended September 30, 2008 was primarily due to disposal of idle equipment at our DSSI facility.

Income Tax Expense
Our income tax expense for the quarter ended September 30, 2009 was $165,000 as compared to income tax benefit of $14,000 for the corresponding period of 2008.  Our income tax for the nine months ended September 30, 2009 was $265,000 as compared to $3,000 for the corresponding period of 2008.  In determining our interim income tax provision from continuing operations, we have used the projected full year income as a basis for determining the Company’s overall estimated income tax expense.

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

Our discontinued operations had no revenues in 2009.  Revenues for the three and nine months ended September 2008 were $0 and $3,195,000, respectively.  The Industrial Segment had net operating loss of $7,000 and net operating income of $60,000 for the three and nine months ended September 30, 2009, respectively, as compared to net operating loss of $159,000 and $1,218,000 for the corresponding period of 2008.  Our “(Loss) income from discontinued operations, net of taxes” on the Consolidated Statement of Operations for the three and nine months ended September 30, 2009 included approximately $115,000 in abated interest in connection with an excise tax audit for fiscal years 1999 to 2006 for PFTS.  In the second quarter of 2009, we recorded approximately $119,000 in interest expense in connection with this excise tax audit.  Our “income from discontinued operations, net of taxes” for the nine months ended September 30, 2009 also included a recovery of approximately $400,000 in closure cost for PFTS recorded in the first quarter of 2009.  In connection with the divestiture of PFTS above, the buyer of PFTS’s assets was required to replace our financial assurance bond with its own financial assurance mechanism for facility closures.  Our financial assurance bond for PFTS was required to remain in place until the buyer has provided replacement coverage.  On March 24, 2009, the appropriate regulatory authority authorized the release of our financial assurance bond for PFTS which resulted in this recovery this closure costs.

We had a “gain on disposal of discontinued operations, net of taxes” of $94,000 and $2,309,000 for the three and nine months ended September 30, 2008.

Assets and liabilities related to discontinued operations total $725,000 and $2,228,000 as of September 30, 2009, respectively and $761,000 and $2,994,000 as of December 31, 2008, respectively.

Non Operational Facilities
The Industrial Segment includes two previously shut-down facilities which were presented as discontinued operations in prior years.  These facilities include Perma-Fix of Pittsburgh (“PFP”) and Perma-Fix of Michigan (“PFMI”).  Our decision to discontinue operations at PFP was due to our reevaluation of the facility and our inability to achieve profitability at the facility.  Our decision to discontinue operations at PFMI was principally a result of two fires that significantly disrupted operations at the facility in 2003, and the facility’s continued drain on the financial resources of our Industrial Segment.  As a result of the discontinued operations at the PFMI facility, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006.  In September 2006, PFMI signed a Corrective Action Consent Order with the State of Michigan, requiring performance of studies and development and execution of plans related to the potential clean-up of soils in portions of the property.  The level and cost of the clean-up and remediation are determined by state mandated requirements.  During 2006, based on state-mandated criteria, we began implementing the modified methodology to remediate the facility.  We have spent approximately $817,000 for closure costs since discontinuation of PFMI in October 2004, of which approximately $72,000 was spent during the nine months ended September 30, 2009 and $26,000 was spent during 2008.  We have $466,000 accrued for the closure, as of September 30, 2009, and we anticipate spending $18,000 in the remaining three months of 2009, with the remainder over the next five years.  Based on the current status of the Corrective Action, we believe that the remaining reserve is adequate to cover the liability.

As of September 30, 2009, PFMI has a pension payable of $958,000.  The pension plan withdrawal liability is a result of the termination of the union employees of PFMI.  The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST.  The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period.  This obligation is recorded as a long-term liability, with a current portion of $184,000 that we expect to pay over the next year.

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

At September 30, 2009, we had cash of $73,000.  The following table reflects the cash flow activities during the first nine months of 2009.

(In thousands)	2009
Cash provided by continuing operations	$179
Cash used in discontinued operations	(679)
Cash used in investing activities of continuing operations	(5,846)
Cash provided by investing activities of discontinued operations	11
Cash provided by financing activities of continuing operations	6,279
Decrease in cash	$(56)

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

Operating Activities
Accounts Receivable, net of allowances for doubtful accounts, totaled $18,275,000, an increase of $4,859,000 over the December 31, 2008, balance of $13,416,000.  The Nuclear Segment experienced an increase of approximately $5,319,000 due primarily to high priced waste receipts which occurred in the last few weeks of the third quarter 2009.  The Industrial Segment experienced a decrease of approximately $627,000 due primarily to a decrease in revenue.  The Engineering Segment experienced an increase of approximately $167,000 due mainly to increases in revenue.

Unbilled receivables are generated by differences between invoicing timing and the percentage of completion methodology used for revenue recognition purposes.  As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue.  We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables.  The timing differences occur for several reasons:  partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal.   The difference also occurs due to our end disposal sites requirement of pre-approval prior to our shipping waste for disposal and our contract terms with the customer that we dispose of the waste prior to invoicing.  These delays usually take several months to complete.  As of September 30, 2009, unbilled receivables totaled $12,642,000, a decrease of $4,320,000 from the December 31, 2008, balance of $16,962,000, which reflects our continued efforts to reduce this balance.   The delays in processing invoices, as mentioned above, usually take several months to complete but are normally considered collectible within twelve months.  However, as we now have historical data to review the timing of these delays, we realize that certain issues, including but not limited to delays at our third party disposal site, can exacerbate collection of some of these receivables greater than twelve months.  Therefore, we have segregated the unbilled receivables between current and long term.  The current portion of the unbilled receivables as of September 30, 2009 is $9,746,000, a decrease of $3,358,000 from the balance of $13,104,000 as of December 31, 2008.  The long term portion as of September 30, 2009 is $2,896,000, a decrease of $962,000 from the balance of $3,858,000 as of December 31, 2008.

As of September 30, 2009, total consolidated accounts payable was $5,423,000, a decrease of $5,653,000 from the December 31, 2008, balance of $11,076,000.  The decrease was due primarily to improvements to payment of our vendor invoices as a result of improved cash from operations and our revolver.  We continue to increase our invoicing as we work toward reducing our unbilled revenue targets to pay down our accounts payable, in addition to manage payment terms with our vendors to maximize our cash position throughout all segments.

Accrued Expenses as of September 30, 2009, totaled $7,564,000, a decrease of $1,332,000 over the December 31, 2008, balance of $8,896,000.  Accrued expenses are made up of accrued compensation, interest payable, insurance payable, certain tax accruals, and other miscellaneous accruals.  The decrease was primarily due to monthly payments for the Company’s general insurance policies and closure policy for PFNWR facility and payoff of approximately $2,225,000 in interest on the PDC note in May 2009.  This decrease was offset by the renewal of the Company’s general insurance policy in September 2009.

Disposal/transportation accrual as of September 30, 2009, totaled $3,129,000, a decrease of $2,718,000 over the December 31, 2008 balance of $5,847,000.  The decrease was mainly attributed to the processing of legacy waste at PFNWR facility.  In addition, we reduced the disposal/transportation accrual by approximately $787,000 in the third quarter of 2009 as a result of our re-estimate of the cost to dispose of the legacy waste which was part of our acquisition of PFNWR and PFNW in June 2007.

Our working capital position at September 30, 2009 was $2,694,000, which includes working capital of our discontinued operations, as compared to a negative working capital of $3,886,000 as of December 31, 2008.  The improvement in our working capital was attributed primarily to the reduction of our account payables from funds generated by our operations.

Investing Activities
Our purchases of capital equipment for the nine months ended September 30, 2009, totaled approximately $1,141,000, of which $125,000 was financed, resulting in net purchases of $1,016,000.  These expenditures were for improvements to operations primarily within the Nuclear and Industrial Segments.  These capital expenditures were funded by the cash provided by operations. We initially budgeted capital expenditures of approximately $1,300,000 for fiscal year 2009 for our operating segments to reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements.  On October 29, 2009, our Board of Directors approved an additional $1,000,000 in capital expenditures for new business requirements and sustenance, primarily within our Nuclear Segment.  Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether.  We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount.  The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.   We anticipate funding these capital expenditures by a combination of lease financing and internally generated funds.

In June 2003, we entered into a 25-year finite risk insurance policy with American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure.  Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations.  The policy provided an initial maximum $35,000,000 of financial assurance coverage and has available capacity to allow for annual inflation and other performance and surety bond requirements.  Our initial finite risk insurance policy required an upfront payment of $4,000,000, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account.  We are required to make seven annual installments, as amended, of $1,004,000, of which $991,000 is to be deposited in the sinking fund account, with the remaining $13,000 represents a terrorism premium.  In addition, we are required to make a final payment of $2,008,000, of which $1,982,000 is to be deposited in the sinking fund account, with the remaining $26,000 represents a terrorism premium.  In March 2009, we paid our sixth of the eight required remaining payments.  In March 2009, we secured additional financial assurance coverage of approximately $5,421,000 with AIG which enabled our Diversified Scientific Services, Inc. (“DSSI”) facility to receive and process wastes under a permit issued by the U.S. Environment Protection Agency (“EPA”) Region 4 on November 26, 2008 to commercially store and dispose of Polychlorinated Biphenyls (“PCBs”).  We secured this additional financial assurance coverage requirement by increasing our initial 25-year finite risk insurance policy with AIG from maximum policy coverage of $35,000,000 to $39,000,000, of which our total financial coverage amounts to $35,869,000 as of September 30, 2009.  Payment for this additional financial assurance coverage requires a total payment of approximately $5,219,000, consisting of an upfront payment of $2,000,000 made on March 6, 2009, of which approximately $1,655,000 was deposited into a sinking fund account, with the remaining representing fee payable to AIG.  In addition, we are required to make three yearly payments of approximately $1,073,000 starting December 31, 2009, of which $888,000 will be deposited into a sinking fund account, with the remaining to represent fee payable to AIG.

As of September 30, 2009, we have recorded $9,623,000 in our sinking fund related to the policy noted above on the balance sheet, which includes interest earned of $789,000 on the sinking fund as of September 30, 2009.  Interest income for the three and nine months ended September 30, 2009 was $16,000 and $59,000, respectively.  On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract.  If we so elect, the Insurer is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility, which we acquired in June 2007, with AIG.  The policy provides an initial $7,800,000 of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8,200,000.  The policy will renew automatically on an annual basis at the end of the four year term and will not be subject to any renewal fees.  The policy requires total payment of $7,158,000, consisting of an initial payment of $1,363,000 and two annual payments of $1,520,000, payable by July 31, 2008 and July 31, 2009, and an additional $2,755,000 payment to be made in five quarterly payments of $551,000 beginning September 2007.  In July 2007, we paid the initial payment of $1,363,000, of which $1,106,000 represented premium on the policy and the remaining was deposited into a sinking fund account.  We have made both of the annual payments of $1,520,000, of which one annual payment was made in the third quarter of 2009.  For each of the $1,520,000 payments, $1,344,000 was deposited into a sinking fund account and the remaining represented premium.   We have made all of the five quarterly payments which were deposited into a sinking fund.  As of September 30, 2009, we have recorded $5,834,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $134,000 on the sinking fund as of September 30, 2009.  Interest income for the three months and nine months ended September 30, 2009 totaled $12,000 and $62,000, respectively.

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

Our 2004 Stock Option Plan (“2004 Option Plan”), which was approved by our stockholder at our 2004 Annual Meeting of Stockholders on July 28, 2004, provides grants of stock options to employees to enhance the Company’s ability to attract, retain, and reward qualified employees, and to provide incentive for such employees to render outstanding service to the Company and its stockholders.  The 2004 Option Plan allows for the issuance of 2,000,000 shares of our Common Stock.  On May 1, 2009, our Board of Directors approved a First Amendment to the 2004 Option Plan to increase from 2,000,000 to 3,000,000 the number of shares of our Common Stock reserved for issuance under the 2004 Option Plan, subject to the approval by our stockholders.  At the time of the approval of the First Amendment by our Board of Director, 166,502 shares of our Common Stock had been issued under the 2004 Option Plan and 1,832,499 shares were issuable under outstanding options.  As a result, only 999 shares of our Common Stock remained available for issuance under the 2004 Option Plan.  On July 29, 2009, our shareholders did not approve the First Amendment to the 2004 Option Plan at our Annual Meeting of Stockholders.

Financing Activities
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank, as amended.  The Agreement provided for a term loan ("Term Loan") in the amount of $7,000,000, which required monthly installments of $83,000. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended.  The Term Loan and Revolving Credit matures in July, 2012.  The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary.  As of September 30, 2009, the excess availability under our Revolving Credit was $7,560,000 based on our eligible receivables.

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

Our credit facility with PNC Bank contains certain financial covenants, along with customary representations and warranties.  A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility triggering our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit.  We have met our financial covenants in each of the first three quarters in 2009 and we expect to meet our financial covenants in the fourth quarter of 2009 and beyond.  The following table illustrates the most significant financial covenants under our credit facility and reflects the quarterly compliance required by the terms of our senior credit facility as of September 30, 2009:

	Quarterly	1st Quarter	2nd Quarter	3rd Quarter
	Requirement	Actual	Actual	Actual
Senior Credit Facility	(dollars in thousands)	(dollars in thousands)	(dollars in thousands)	(dollars in thousands)
Fixed charge coverage ratio	1:25:1	2:01:1	1:63:1	2:11:1
Minimum tangible adjusted net worth	$30,000	$51,065	$51,878	$55,229

In connection with our review of our financing activities, from time to time we consider alternatives that could provide terms more favorable to us than under our existing credit facilities, including increasing the amount of our existing credit facilities to provide us with additional liquidity.  We have been negotiating with a commercial lender (the “Potential Lender”) a proposal for a new term and revolving credit arrangement, which proposal is non-binding and subject to customary contingencies.  Under the proposal, the Potential Lender would provide us with an increase to our term loan and provide us with a revolving credit facility.  We are also negotiating with our current lender, PNC, as to possible changes to our current term and revolving credit facilities.  As discussed above, if we decide to change lenders, we are required to give PNC 90 days prior written notice, pay a prepayment fee equal to 1/2 % of the total $25,000,000 financed with PNC, and to pay the full amount due and owing to PNC under our term and revolving credit facilities, which has a balance of approximately $5,917,000 and $10,652,000, respectively, as of September 30, 2009, no later than the expiration of the 90 day notice period.

In acquiring Perma-Fix Northwest, Inc. (“PFNW”- f/k/a Nuvotec) and Perma-Fix Northwest Richland, Inc. (“PFNWR” – f/k/a Pacific EcoSolutions, Inc. (“PEcoS”)), we agreed to pay former shareholders of Nuvotec who qualified as accredited investors, (including Mr. Ferguson, a current director of the Company), pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933 $2,500,000, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest is accrued on outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.  In June 2009, we paid our first principal installment of $833,333, along with accrued interest.  As of September 30, 2009, interest paid totaled approximately $422,000.  Interest accrued as of September 30, 2009 totaled approximately $34,000.

Pursuant to the merger agreement relating to our acquisition of PFNW and PFNWR in June 2007, we are required to pay to those former shareholders of PFNW immediately prior to our acquisition, which includes Mr. Ferguson, a current member of our Board of Directors, an earn-out amount upon meeting certain conditions for each fiscal period ending June 30, 2008, June 30, 2009, June 30, 2010 and June 30, 2011, with the aggregate earn-out amount to be paid by us not to exceed the sum of $4,552,000 (See – “Related Party Transaction” in this section for information regarding Mr. Ferguson).  Under the agreement, the earn-out amount to be paid for any particular fiscal year is to be an amount equal to 10% of the amount that the revenues of our nuclear business (as defined) for such fiscal year exceeds the budgeted amount of revenues for our nuclear business for that particular period, with the first $1,000,000 being placed in an escrow account for a period of two years from the date that the full $1,000,000 is placed in escrow for losses suffered or to be suffered by us, PFNW and PFNWR under the sellers’ and its shareholders’ indemnification obligations.  No earn-out was required to be paid for fiscal 2008, and for 2009 we were required to pay an earn-out equal to approximately $734,000, which was recorded as an increase to goodwill for PFNWR in the second quarter of 2009.  Under the merger agreement, the former shareholders established a liquidating trust in which Ferguson and William Lampson (“Lampson”) were appointed trustees and were further appointed as representatives of the former shareholders in connection with matters arising under the merger agreement.   Prior to payment of the earn-out amount of approximately $734,000 for fiscal year 2009, we negotiated an amendment to the merger agreement with Ferguson and Lampson (as representatives for the former shareholders and as trustees under the liquidating trust) and the paying agent for the former shareholders and entered into an amendment that provides as follows:

•
The termination of the escrow arrangement.  As a result, the earn-out amount for the fiscal period ended June 30, 2009 in the amount of approximately $734,000 was deposited by us with the paying agent on September 30, 2009, in full and complete satisfaction of our obligations in connection with the earn-out for the fiscal period ended June 30, 2009.

•
Any indemnification obligations payable to us under the merger agreement will be deducted (“Offset Amount”) from any earn-out amounts payable by us for the fiscal periods ended June 30, 2010, and June 30, 2011.  The Offset Amount for the fiscal year ended June 30, 2010, will include the sum of approximately $93,000, of which approximately $60,000 represents excise tax assessment issued by the State of Washington for the annual periods 2005 to 2007, with the remaining representing a refund request from a PEcoS customer in connection with service for waste treatment prior to our acquisition of PFNWR and PFNW.  The Offset Amount may be revised by us by written notice to the representatives pursuant to the merger agreement.

•
We may elect to pay any future earn-out amounts payable under the merger agreement for each of the fiscal periods ended June 30, 2010, and 2011, less the Offset Amount, in excess of $1,000,000 by means of a three year unsecured promissory note bearing an annual rate of 6.0%, payable in 36 equal monthly installments.

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

On May 8, 2009, the Company entered into a promissory note with Lampson and Mr. Diehl Rettig, the Lenders, for $3,000,000.  Lampson was formerly a major shareholder of Nuvotec usa, Inc. (n/k/a Perma-Fix Northwest, Inc. (“PFNW”)) and its wholly owned subsidiary, Pacific EcoSolution, Inc. (n/k/a Perma-Fix Northwest Richland, Inc. (“PFNWR”)) prior to our acquisition of PFNW and PFNWR, and Mr. Rettig was formerly a shareholder of, and counsel for, Nuvotec usa, Inc. and its subsidiaries at the time of our acquisition and after our acquisition Mr. Rettig has continued to perform certain legal services for PFNWR.  Both of the Lenders are also stockholders of the Company having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  We used the proceeds of the loan to pay off approximately $2,225,000 (which consisted of interests only) in the second quarter of 2009 due on a promissory note, dated June 25, 2001, as amended on December 28, 2008, entered into by our M&EC subsidiary with PDC, with the remaining proceeds used for working capital purposes. The promissory note provides for monthly principal repayment of approximately $87,000 plus accrued interest, starting June 8, 2009, and on the 8th day of each month thereafter, with interest payable at LIBOR plus 4.5%, with LIBOR at least 1.5%.  Any unpaid principal balance along with accrued interest is due May 8, 2011.  We paid approximately $22,000 in closing costs for the promissory note which is being amortized over the terms of the note.  The promissory note may be prepaid at anytime by the Company without penalty.  As consideration of the Company receiving this loan, we issued in a private placement a Warrant to Lampson and a Warrant to Mr. Diehl to purchase up to 135,000 and 15,000 shares, respectively, of the Company’s Common Stock at an exercise price of $1.50 per share.  The Warrants are exercisable six months from May 8, 2009 and expire two years from May 8, 2009.  We estimated the fair value of the Warrants to be approximately $190,000 using the Black-Scholes option pricing model with the following assumption:  70.47% volatility, risk free interest rate of 1.0%, an expected life of two years and no dividends.  We also issued an aggregate of 200,000 shares of the Company’s Common Stock during the second quarter of 2009 with Mr. Lampson receiving 180,000 shares and Mr. Rettig receiving 20,000 shares of the Company’s Common Stock.  We determined the fair value of the 200,000 shares of Common Stock to be $476,000 which was based on the closing price of the stock of $2.38 per share on May 8, 2009.  The fair value of the Warrants and Common Stock was recorded as a debt discount and is being amortized over the term of the loan as interest expense – financing fees. Debt discount amortized as of September 30, 2009 totaled approximately $133,000, of which approximately $83,000 was amortized in the third quarter of 2009.

In summary, funds generated from our operations have positively impacted our working capital in the first nine months of 2009.  We continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions for our Segments.  Although there are no assurances, we believe that our cash flows from operations and our available liquidity from our line of credit are sufficient to service the Company’s current obligations.

Contractual Obligations
The following table summarizes our contractual obligations at September 30, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

		Payments due by period
Contractual Obligations	Total	2009	2010- 2012	2013 - 2014	After 2014
Long-term debt (1)	$21,391	$568	$20,767	$56	$—
Interest on long-term debt (2)	206	—	206	—	—
Interest on variable rate debt (3)	2,306	276	2,030	—	—
Operating leases	2,069	230	1,545	294	—
Finite risk policy (4)	6,231	1,073	5,158	—	—
Pension withdrawal liability (5)	958	—	635	323	—
Environmental contingencies (6)	1,531	100	1,025	296	110
Earn Out Amount - PFNWR (7)	—	—	—	—	—
Purchase obligations (8)	—	—	—	—	—
Total contractual obligations	$34,692	$2,247	$31,366	$969	$110

(1)
Amount excludes debt discount recorded and amortized of approximately $152,000 for the two Warrants and $381,000 for the 200,000 shares of the Company Stock issued in connection with the $3,000,000 loan between the Company and Mr. William Lampson and Mr. Diehl Rettig.  See Liquidity and Capital Resources – Financing activities earlier in this Management’s Discussion and Analysis for further discussion on the debt discount.

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

(3)
We have variable interest rates on our Term Loan and Revolving Credit of 2.5% and 2.0% over the prime rate of interest, respectively, as amended, or variable interest rates on our Term Loan and Revolving Credit of 3.5% and 3.0%, respectively, over the minimum floor base LIBOR of 2.5%, and as such we have made certain assumptions in estimating future interest payments on this variable interest rate debt. Our calculation of interests on our Term Loan and Revolving Credit was estimated using the more current favorable prime rate method and we assumed an increase in prime rate of 1/2% in each of the years 2009 through July 2012.  In addition, we have a $3,000,000 promissory note with Mr. William Lampson and Mr. Diehl Rettig which pays interest at LIBOR plus 4.5%, with LIBOR of at least 1.5%.  We also assumed an increase of 1/2% over the minimum LIBOR of 1.5% in calculating interests on the loan.

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

(7)
In connection with the acquisition of PFNW and PFNWR in June 2007, we are required to pay to those former shareholders of PFNW immediately prior to our acquisition, if certain revenue targets are met, an earn-out amount for each fiscal year ending June 30, 2008, to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended.  No earn-out was required to be paid for fiscal 2008 and we paid $734,000 in earn out for the fiscal 2009 in the third quarter of 2009.  Pursuant to the amended Merger Agreement, any indemnification obligations payable to the Company by Nuvotec, PEcoS, and the former shareholders will be deducted (“Offset Amount”) from any earn-out amounts payable by the Company for the fiscal year ending June 30, 2010, and June 30, 2011.  The Offset Amount for the twelve month period ending June 30, 2010 will include the sum of approximately $93,000, of which approximately $60,000 represents excise tax assessment issued by the State of Washington for the annual period 2005 to 2007, with the remaining representing a refund request from a PEcoS customer in connection with service for waste treatment prior to our acquisition of PFNWR and PFNW.  The Company may elect to pay any future earn-out amounts in excess of $1,000,000 after the Offset Amount, for each fiscal year ended June 30, 2010, and 2011 by means of a three year unsecured promissory note bearing an annual rate of 6.0%, payable in 36 equal monthly installments due on the 15th day of each months.  See “Financing Activities” in this “Management and Discussion and Analysis of Financial Condition and Results of Operations” for further information on the earn-out amount.

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

Share-Based Compensation. We account for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation” (“ASC 718”).  ASC 718 establishes accounting standards for entity exchanges of equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

We estimate compensation expense based on the fair value at grant date for our employee and director options using the Black-Scholes valuation model and recognize compensation expense using a straight-line amortization method over the vesting period.  As ASC 718 requires that stock-based compensation expense be based on options that are ultimately expected to vest, our stock-based compensation is reduced for estimated forfeiture rates based on historical trends of actual forfeitures.  When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

Our computation of expected volatility used to calculate the fair value of options granted using the Black-Scholes valuation model is based on historical volatility from our traded Common Stock over the expected term of the option grants.  For our employee option grants made prior to 2008 (we had no option grant to employees in 2007), we used the simplified method to calculate the expected term.  For our employee option grants made since 2008, we computed the expected term based on historical exercises and post-vesting data.  For the December 2008 and February 2009 option grants made to employees working under the CHPRC subcontract, we computed the expected term using the subcontract term of five years as our basis.  For our director option grants, the expected term is calculated based on historical exercise and post-vesting data.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Known Trends and Uncertainties
Seasonality.  Historically, we have experienced reduced activities and related billable hours throughout the November and December holiday periods within our Engineering Segment.  Our Industrial Segment operations experience reduced activities during the holiday periods; however, one key product line is the servicing of cruise line business where operations are typically higher during the winter months, thus offsetting the impact of the holiday season.  The Department of Energy (“DOE”) and Department of Defense (“DOD”) represent major customers for the Nuclear Segment.  In conjunction with the federal government’s September 30 fiscal year-end, the Nuclear Segment historically experienced seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements.  Correspondingly for a period of approximately three months following September 30, the Nuclear Segment is generally seasonably slow, as the government budgets are still being finalized, planning for the new year is occurring, and we enter the holiday season.    Over the past years, due to our efforts to work with the various government customers to smooth these shipments more evenly throughout the year, we have seen smaller fluctuations in the quarters.  Although we have seen smaller fluctuation in the quarters in recent years, as government spending is contingent upon its annual budget and allocation of funding, we cannot provide assurance that we will not have larger fluctuations in the quarters in the near future.  In addition, higher government (specifically DOE) funding made available to remediate DOE site than in past years under the 2009 federal budget, along with the economic stimulus package (American Recovery and Reinvestment Act) enacted by Congress in February 2009, could result in larger fluctuations in the remaining quarter of 2009 and future quarters beyond 2009.

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

We believe that the higher government funding made available to remediate DOE sites than past years under the 2009 federal budget along with the economic stimulus package (American Recovery and Reinvestment Act), enacted by the Congress in February 2009, will provide substantial funds to remediate DOE sites and thus should positively impact our existing government contracts within our Nuclear Segment.  However, we expect that demand for our services will be subjected to fluctuations due to a variety of factors beyond our control, including the current economic conditions, and the manner in which the government will be required to spend funding to remediate federal sites.   Our operations depend, in large part, upon governmental funding, particularly funding levels at the DOE.  In addition, our governmental contracts and subcontracts relating to activities at governmental sites are subject to termination or renegotiation on 30 days notice at the government’s option.  Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

As of the date of this report, the Louisiana Department of Environmental Quality (“LDEQ”) has collected approximately $8,400,000 for the remediation of the site and has completed removal of above ground waste from the site. The EPA’s unofficial estimate to complete remediation of the site is between $9,000,000 and $12,000,000; however, based on preliminary outside consulting work hired by the PRP group, which we are a party to, the remediation costs could be below EPA’s estimation.  As a result of negotiations with LDEQ and EPA, further remediation work by LDEQ has been put on hold pending completion of a site assessment by the PRP Group.  This site assessment could result in remediation activities to be completed within the funds held by LDEQ.  As part of the PRP Group, we have paid an initial assessment of $10,000 in the fourth quarter of 2007, which was allocated among the facilities. In addition, we accrued approximately $27,000 in the third quarter of 2008 for our estimated portion of the cost of the site assessment, which was allocated among the facilities.  As of September 30, 2009, $18,000 of the accrued amount has been paid, of which $9,000 was paid in the fourth quarter of 2008 and $9,000 was paid in the second quarter of 2009.  We anticipate paying the remaining $9,000 in the fourth quarter of 2009.  As of the date of this report, we cannot accurately access our ultimate liability.  The Company records its environmental liabilities when they are probable of payment and can be estimated within a reasonable range.  Since this contingency currently does not meet this criteria, a liability has not been established.

Industrial Segment Divested Facilities/Operations
As previously disclosed, our subsidiary, Perma-Fix Treatment Services, Inc. (“PFTS”), sold substantially all of its assets in May 2008, pursuant to an Asset Purchase Agreement, as amended (“Agreement”).  Under the Agreement, the buyer assumed certain debts and obligations of PFTS.  We have sued the buyer of the PFTS assets regarding certain liabilities which we believe the buyer assumed and agreed to pay under the Agreement but which the buyer has refused to pay.  The buyer has filed a counterclaim against us and is alleging that PFTS made certain misrepresentations and failed to disclose certain liabilities.  The pending litigation is styled American Environmental Landfill, Inc. v. Perma-Fix Environmental Services, Inc. v. A Clean Environment, Inc., Case No. CJ-2008-659, pending in the District Court of Osage County, State of Oklahoma.  This matter has been ordered to arbitration.

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

We performed services relating to waste generated by the federal government, either directly or indirectly as a subcontractor (including Fluor Hanford and CHPRC as discussed below) to the federal government, representing approximately $20,377,000 or 76.8% and $52,623,000 or 72.8% (within our Nuclear Segment) of our total revenue from continuing operations during the three and nine months ended September 30, 2009, respectively, as compared to $8,814,000 or 55.1% and $28,207,000 or 54.3% of our total revenue from continuing operations during the corresponding period of 2008.

In the second quarter of 2008, our M&EC facility was awarded a subcontract by CHPRC, a general contractor to the DOE, to participate in the cleanup of the central portion of the Hanford Site, which once housed certain chemical separation building and other facilities that separated and recovered plutonium and other materials for use in nuclear weapons.  This subcontract became effective on June 19, 2008, the date DOE awarded CHPRC the general contract.  DOE’s general contract and M&EC’s subcontract provided a transition period from August 11, 2008 through September 30, 2008, a base period from October 1, 2008 through September 30, 2013, and an option period from October 1, 2013 through September 30, 2018.  M&EC’s subcontract is a cost plus award fee contract.  On October 1, 2008, operations of this subcontract commenced at the DOE Hanford Site.  We believe full operations under this subcontract will result in revenues for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year base period.  As provided above, M&EC’s subcontract is terminable or subject to renegotiation, at the option of the government, on 30 days notice.  Effective October 1, 2008, CHPRC also began management of waste activities previously managed by Fluor Hanford, DOE’s general contractor prior to CHPRC.  Our Nuclear Segment had three previous subcontracts with Fluor Hanford which have been renegotiated by CHPRC to September 30, 2013.  Revenues from CHPRC totaled $10,680,000 or 40.3% and $33,051,000 or 45.7% of our total revenue from continuing operations for the three months and nine months ended September 30, 2009, respectively, as compared to $127,000 or 0.8% and $127,000 or 0.2% of our total revenue from continuing operations for the corresponding period of 2008.  As revenue from Fluor Hanford has been transitioned to CHPRC, revenue from Fluor Hanford totaled $0 of our total revenue from continuing operations for both the three and nine months ended September 30, 2009, as compared to $2,787,000 or 17.4% and $6,662,000 or 12.8% for the three and nine months ended September 30, 2008, respectively.

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

At September 30, 2009, we had total accrued environmental remediation liabilities of $1,531,000 of which $798,000 is recorded as a current liability, which reflects a decrease of $302,000 from the December 31, 2008, balance of $1,833,000.  The decrease represents payments on remediation projects.  The September 30, 2009, current and long-term accrued environmental balance is recorded as follows (in thousands):

	Current	Long-term
	Accrual	Accrual	Total
PFD	$197	$215	$412
PFM	68	108	176
PFSG	119	358	477
PFMI	414	52	466
Total Liability	$798	$733	$1,531

Related Party Transactions
Mr. Robert L. Ferguson
As already discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, Mr. Robert Ferguson, was nominated to serve as a Director in connection with the closing of the acquisition by the Company of PFNW and PFNWR in June 2007 and subsequently elected as a Director at our Annual Meeting of Shareholders held in August 2007 and each Annual Meeting of Shareholders since August 2007.  At the time of the acquisition, Mr. Ferguson was the Chairman, Chief Executive Officer, and individually or through entities controlled by him, the owner of approximately 21.29% of PFNW’s outstanding Common Stock immediately prior to our acquisition.  See discussion under “Liquidity and Capital Resources of the Company – Financing Activities”, of this “Management Discussion and Analysis of Financial Condition and Results of Operations” as to payments that have been made or are required to be made as a result of the acquisition to the former shareholders of PFNW.  In addition, see a recent amendment to the Merger Agreement as Mr. Ferguson, a former shareholder, will participate in such considerations and effect of such amendment.

Subsequent Event
Larry McNamara resigned as Vice President and Chief Operating Officer of our Company effective September 1, 2009, and as an employee effective September 30, 2009.  When Mr. McNamara’s resignation as Vice President and Chief Operating Officer became effective, his employment agreement and management incentive plan with the company also terminated, except for certain covenants that Mr. McNamara had agreed to under the employment agreement.  After Mr. McNamara’s resignation as an executive officer of the Company, but prior to his termination as an employee, we entered into a six months consulting agreement with Mr. McNamara, subject to the consulting agreement being renewed upon agreement by Mr. McNamara and us, and amended his fully vested outstanding non-qualified stock options (“NQSOs”) covering purchase up to 270,000 shares of the Company’s Common Stock until the earlier of:

•	5:00 p.m. on March 31, 2010; or

•	Termination of Mr. McNamara as a consultant under the consulting agreement.

The amendment and extension of the NQSOs held by Mr. McNamara became effective as of October 1, 2009, and was approved by our Compensation and Stock Option Committee and our Board.  The exercise price of the NQSOs extended range from $1.25 to $2.19 per share.  We valued the NQSOs extended to Mr. McNamara using the Black-Scholes valuation model and determined that we will expense approximately $144,000 related to these NQSOs during the fourth quarter of 2009 as a result of this extension.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PART I, ITEM 3

For the nine months ended September 30, 2009, we were exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC and with Mr. William Lampson and Mr. Diehl Rettig.  The interest rates payable to PNC are based on a spread over prime rate or a spread over a minimum floor base LIBOR of 2.5% and the interest rates payable on the promissory note to Mr. Lampson and Mr. Rettig is based on a spread over a minimum floor base LIBOR of 1.5%.  If our floating rates of interest experienced an upward increase of 1%, our debt service would have increased by approximately $129,000 for the nine months ended September 30, 2009.  As of September 30, 2009, we had no interest swap agreement outstanding.

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

We are in the process of implementing controls which we believe will remediate this material weakness in the fourth quarter of 2009.

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

As disclosed in the second quarter of 2009, we implemented the following controls and had begun testing of these controls to remediate the material weakness above for our CHPRC subcontract.  We completed testing of the second and third controls noted below during the third quarter of 2009 and as a result, we believe we have substantially remediated this material weakness.  We will complete testing of the first control in the fourth quarter of 2009 at which time, we believe the material weakness for our CHPRC subcontract will be fully remediated.

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

We have designed and substantially completed implementation of certain monthly revenue and related account reconciliations, test samples, and analytic review procedures which we believe will remediate this material weakness in the fourth quarter of 2009.

(b)	Changes in internal control over financial reporting.

In addition to the above, the following are changes in our internal control over financial reporting during the nine months ended September 30, 2009:

•	We have centralized the following financial functions and processes to the Corporate Office during the nine months ended September 30, 2009:

1.	Reduction of facility level bank accounts to one centralized bank account and lockbox. All accounts payable checks are now written and issued at the Corporate Office.
2.	Transition to centralized Accounts Payable from facility level to the Corporate Office.
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

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

PART II – Other Information

Item 1.       Legal Proceedings

There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2008, and Item 1, Part II of our Form 10-Q for the period ended March 31, 2009 and June 30, 2009, which are incorporated herein by reference.  However, the following developments have occurred with regard to the following legal proceedings:

As previously disclosed, our subsidiary, Perma-Fix Treatment Services, Inc. (“PFTS”), sold substantially all of its assets in May 2008, pursuant to an Asset Purchase Agreement, as amended (“Agreement”).  Under the Agreement, the buyer assumed certain debts and obligations of PFTS.  We have sued the buyer of the PFTS assets regarding certain liabilities which we believe the buyer assumed and agreed to pay under the Agreement but which the buyer has refused to pay.  The buyer has filed a counterclaim against us and is alleging that PFTS made certain misrepresentations and failed to disclose certain liabilities.  The pending litigation is styled American Environmental Landfill, Inc. v. Perma-Fix Environmental Services, Inc. v. A Clean Environment, Inc., Case No. CJ-2008-659, pending in the District Court of Osage County, State of Oklahoma.  This matter has been ordered to arbitration.

Item 1A.   Risk Factors

There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2008.

Item 4.      Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders on July 29, 2009, the following matters were voted on by the stockholders.  All directors were re-elected by the stockholders and BDO Seidman, LLP was ratified as the registered auditors of the Company.  The First Amendment to the Company’s 2004 Stock Option Plan was not approved by the stockholders as it was not approved by a majority of shareholders voting at the Annual Meeting.

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

Item 6.       Exhibits

(a)       Exhibits

10.1
Third Amendment to Agreement and Plan of Merger; Second Amendment to Paying Agent Agreement, and Termination of Escrow Agreement, dated September 29, 2009 by and among Perma-Fix Northwest, Inc. (f/k/a Nuvotec USA, Inc.); Perma-Fix Northwest Richland, Inc. (f/k/a Pacific EcoSolutions, Inc.); Perma-Fix Environmental Services, Inc.; Nuvotrust Liquidation Trust; Nuvotrust Trustee, LLC; Robert L. Ferguson, William N. Lampson; Rettig Osborne Forgette, LLP; and The Bank of New York Company, Inc., which is incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed October 5, 2009.

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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: November 6, 2009	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti
Chairman of the Board
Chief Executive Officer

Date: November 6, 2009	By:	/s/ Ben Naccarato
Ben Naccarato
Chief Financial Officer