Form 10-K
period 2009-12-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2010-03-12
CIK 891532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Yes    ☐     No   ☒

The aggregate market value of the Registrant's voting and non-voting common equity held by nonaffiliates of the Registrant computed by reference to the closing sale price of such stock as reported by NASDAQ as of the last business day of the most recently completed second fiscal quarter (June 30, 2009), was approximately $122,980,000.  For the purposes of this calculation, all executive officers and directors of the Registrant (as indicated in Item 12) are deemed to be affiliates.  Such determination should not be deemed an admission that such directors or officers, are, in fact, affiliates of the Registrant.  The Company's Common Stock is listed on the NASDAQ Capital Markets.

As of February 26, 2010, there were 54,654,410 shares of the registrant's Common Stock, $.001 par value, outstanding.

Documents incorporated by reference:  none

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

INDEX

PART I

ITEM 1.	BUSINESS
Company Overview and Principal Products and Services
Perma-Fix Environmental Services, Inc. (the Company, which may be referred to as we, us, or our), an environmental and technology know-how company, is a Delaware corporation organized in 1990, and is engaged through its subsidiaries, in:

•	Nuclear Waste Management Services (“Nuclear Segment”), which includes:
o	Treatment, storage, processing and disposal of mixed waste (which is waste that contains both low-level radioactive and hazardous waste) including on and off-site waste remediation and processing;
o	Nuclear, low-level radioactive, and mixed waste treatment, processing and disposal; and
o	Research and development of innovative ways to process low-level radioactive and mixed waste.
•	Consulting Engineering Services (“Engineering Segment”), which includes:
o
Consulting services regarding broad-scope environmental issues, including air, water, and hazardous waste permitting, air, soil, and water sampling, compliance reporting, emission reduction strategies, compliance auditing, and various compliance and training activities to industrial and government customers, as well as engineering and compliance support needed by our other segments.

•	Industrial Waste Management Services (“Industrial Segment”), which includes:
o	Treatment, storage, processing, and disposal of hazardous and non-hazardous waste; and
o	Wastewater management services, including the collection, treatment, processing and disposal of hazardous and non-hazardous wastewater.
o	Treatment, processing, recycling, and sales of used oil and other off-specification petroleum-based products.

We have grown through both acquisitions and internal growth.  Our goal is to continue focus on the efficient operation of our existing facilities within our Nuclear, Industrial, and Engineering Segments, evaluate strategic acquisitions primarily within the Nuclear Segments, and to continue the research and development of innovative technologies to treat nuclear waste, mixed waste, and industrial waste.   Our Nuclear Segment represents our core business segment.

We service research institutions, commercial companies, public utilities, and governmental agencies nationwide, including the Department of Energy (“DOE”) and Department of Defense (“DOD”). The distribution channels for our services are through direct sales to customers or via intermediaries.

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

•	our Code of Ethics;
•	the charter of our Corporate Governance and Nominating Committee;
•	our Anti-Fraud Policy;
•	the charter of our Audit Committee.

Segment Information and Foreign and Domestic Operations and Export Sales
During 2009, we were engaged in three operating segments.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting”, we define an operating segment as:

•	a business activity from which we may earn revenue and incur expenses;
•	whose operating results are regularly reviewed by the Chief Executive Officer to make decisions about resources to be allocated and assess its performance; and
•	for which discrete financial information is available.

We therefore define our operating segments as each business line that we operate.  These segments, however, exclude the Corporate and Operation Headquarters, which do not generate revenue, and our discontinued operations: Perma-Fix of Michigan Inc. (“PFMI”), Perma-Fix of Pittsburgh, Inc. (“PFP”), and Perma-Fix of Memphis, Inc. (“PFM”), three non-operational facilities within our Industrial Segment which were approved as discontinued operations by our Board of Director effective November 8, 2005, October 4, 2004, and March 12, 1998, respectively.  Our PFM facility was reclassed back into discontinued operations from continuing operations during the fourth quarter of 2009.  As noted above, PFM was approved as a discontinued operation by our Board on March 12, 1998.  This decision was the result of an explosion at the facility in 1997, which significantly disrupted its operations and the high costs required to rebuild its operations.  PFM had been reported as a discontinued operation until 2001.  In 2001, the facility was reclassified back into continuing operations as we had no other facilities classified as discontinued operations and its impact on our financial statements was de minimis.  As of December 31, 2009, we reclassified PFM back into discontinued operations for all periods presented in accordance with ASC 360, “Property, Plant, and Equipment”.  Our discontinued operations also includes Perma-Fix of Maryland, Inc. (“PFMD”), Perma-Fix of Dayton, Inc. (“PFD”), and Perma-Fix Treatment Services, Inc. (“PFTS”), three Industrial Segment facilities which were divested in January 2008, March 2008, and May 2008, respectively.

Most of our activities are conducted nationwide.  We do not own any foreign operations and we had no export sales during 2009.

Operating Segments
We have three operating segments, which represent each business line that we operate. The Nuclear Segment, which operates four facilities; the Industrial Segment, which operates three facilities; and the Engineering Segment as described below:

NUCLEAR WASTE MANAGEMENT SERVICES (“Nuclear Segment”), which includes nuclear, low-level radioactive, mixed (waste containing both hazardous and low-level radioactive constituents), hazardous and non-hazardous waste treatment, processing and disposal services through four uniquely licensed (Nuclear Regulatory Commission or state equivalent) and permitted (Environmental Protection Agency (“EPA”) or state equivalent) treatment and storage facilities.  The presence of nuclear and low-level radioactive constituents within the waste streams processed by this segment creates different and unique operational, processing and permitting/licensing requirements, as discussed below.

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

Diversified Scientific Services, Inc. (“DSSI”) located in Kingston, Tennessee, specializes in the processing and destruction of liquids, sludges, and certain solid forms of mixed waste.  DSSI, like PFF, is one of only a few facilities nationally to operate under both a hazardous waste permit and a radioactive materials license.  Additionally, DSSI is the only commercial facility of its kind in the U.S. that is currently operating and licensed to destroy liquid organic mixed waste in permitted combustion treatment unit.  DSSI provides mixed waste disposal services for nuclear utilities, commercial generators, prominent pharmaceutical companies, and agencies and contractors of the U.S. government, including the DOE and the DOD.  On November 26, 2008, the U.S. EPA Region 4 issued an authorization to DSSI to commercially store and dispose of radioactive Polychlorinated Biphenyls (“PCBs”).  The first shipments of radioactive PCBs were received by DSSI in early April 2009.

East Tennessee Materials & Energy Corporation (“M&EC”), located in Oak Ridge, Tennessee, is another mixed waste facility.  M&EC also operates under both a hazardous waste permit and radioactive materials license.  M&EC represents the largest of our four mixed waste facilities, covering 150,000 sq. ft., and is located in leased facilities at the DOE East Tennessee Technology Park.  In the second quarter of 2008, M&EC was awarded a subcontract by CH Plateau Remediation Company (“CHPRC”) to perform a portion of facility operations and waste management activities for the DOE Hanford, Washington site.  The general contract awarded by the DOE to CHPRC and our subcontract provide for a transition period from August 11, 2008 through September 30, 2008, a base period from October 1, 2008 through September 30, 2013, and an option period from October 1, 2013 through September 30, 2018.  The subcontract is a cost-plus award fee contract.  On October 1, 2008, operations of this subcontract commenced at the DOE Hanford Site.

Perma-Fix Northwest Richland, Inc. (“PFNWR”), which we acquired in June 2007, is located in Richland, Washington.  PFNWR is a permitted low level radioactive and mixed waste treatment, storage and disposal facility located at the Hanford Site in the eastern part of the state of Washington.  The DOE’s Hanford Site is subject to one of the largest, most complex, and costliest DOE clean up plans.  The strategic addition of PFNWR facility provides the Company with immediate access to treat some of the most complex nuclear waste streams in the nation.  PFNWR predominately provides waste treatment services to contractors of government agencies, in addition to commercial generators.

For 2009, the Nuclear Segment accounted for $89,011,000 or 88.4% of total revenue from continuing operations, as compared to $61,359,000 or 81.3% of total revenue from continuing operations for 2008.  See “ – Dependence Upon a Single or Few Customers” and “Financial Statements and Supplementary Data” for further details and a discussion as to our Nuclear Segment's contracts with the federal government or with others as a subcontractor to the federal government.

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

Perma-Fix of South Georgia, Inc. (“PFSG”) is a permitted treatment and storage facility located in Valdosta, Georgia.  PFSG provides storage, treatment and disposal services to hazardous and non-hazardous waste generators primarily throughout the Southeastern portion of the United States, in conjunction with the utilization of the PFO facility and transportation services.  PFSG operates a hazardous waste storage facility that primarily blends and processes hazardous and non-hazardous waste liquids, solids and sludges into substitute fuel or as a raw material substitute in cement kilns that have been specially permitted for the processing of hazardous and non-hazardous waste. In April 2009, PFSG completed construction and permitting activities related to installation of its proprietary treatment process for characteristic hazardous wastes. Characteristic hazardous wastes are defined as wastes that exhibit one or more of the following characteristic:  ignitability, corrosivity, reactivity, or toxicity.

For 2009, the Industrial Segment accounted for approximately $8,283,000 or 8.2% of our total revenue from continuing operations as compared to approximately $10,951,000 or 14.5% for 2008.  See “Financial Statements and Supplementary Data” for further details.

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

During 2009, environmental engineering and regulatory compliance consulting services accounted for approximately $3,382,000 or 3.4% of our total revenue from continuing operations, as compared to approximately $3,194,000 or 4.2% in 2008.  See “Financial Statements and Supplementary Data” for further details.

Discontinued Operations
As stated previously above, our discontinued operations includes the following facilities within our Industrial Segment:  Perma-Fix of Michigan Inc. (“PFMI”), Perma-Fix of Pittsburgh, Inc. (“PFP”), and Perma-Fix of Memphis, Inc. (“PFM”), three non-operational facilities which were approved as discontinued operations by our Board of Director effective October 4, 2004, and November 8, 2005, and March 12, 1998, respectively, and PFMD, PFD, and PFTS, three Industrial Segment facilities which were divested in January 2008, March 2008, and May 2008, respectively.

Our discontinued operations had no revenue in 2009 and generated $3,195,000 of revenue in 2008.

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

Permits and Licenses
Waste management companies are subject to extensive, evolving and increasingly stringent federal, state, and local environmental laws and regulations.  Such federal, state and local environmental laws and regulations govern our activities regarding the treatment, storage, processing, disposal and transportation of hazardous, non-hazardous and radioactive wastes, and require us to obtain and maintain permits, licenses and/or approvals in order to conduct certain of our waste activities.  Failure to obtain and maintain our permits or approvals would have a material adverse effect on us, our operations, and financial condition.  The permits and licenses have terms ranging from one to ten years, and provided that we maintain a reasonable level of compliance, renew with minimal effort, and cost.  Historically, there have been no compelling challenges to the permit and license renewals.  Such permits and licenses, however, represent a potential barrier to entry for possible competitors.

Nuclear Segment:
PFF operates its hazardous, mixed and low-level radioactive waste activities under a RCRA (“Resource Conservation and Recovery Act”) Part B permit, Toxic Substances Control Act (“TSCA”) authorization,   and a radioactive materials license issued by the State of Florida.

DSSI operates hazardous, mixed and low-level radioactive waste activities under a RCRA Part B permit and a radioactive materials license issued by the State of Tennessee.  On November 26, 2008, the U.S. EPA Region 4 issued an authorization to DSSI to commercially store and dispose of radioactive PCBs.  DSSI began the permitting process to add Toxic Substances Control Act (“TSCA”) regulated wastes, namely PCBs, containing radioactive constituents to its authorization in 2004 in order to meet the demand for the treatment of government and commercially generated radioactive PCB wastes.

M&EC operates hazardous and low-level radioactive waste activities under a RCRA Part B permit, TSCA authorization, and a radioactive materials license issued by the State of Tennessee.

PFNWR operates its mixed and low-level radioactive waste activities under a RCRA Part B permit, TSCA authorization, and a radioactive materials license issued by the State of Washington and the EPA.

The combination of a RCRA Part B hazardous waste permit, TSCA authorization, and a radioactive materials license, as held by PFF, DSSI and M&EC, and PFNWR are very difficult to obtain for a single facility and make these facilities unique.

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

PFSG operates a hazardous waste treatment and storage facility under various permits, including a RCRA Part B permit, issued by the State of Georgia.

Seasonality
Historically, we have experienced reduced activities and related billable hours throughout the November and December holiday periods within our Engineering Segment.  Our Industrial Segment operations experience reduced activities during the holiday periods; however, one key product line is the servicing of cruise line business where operations are typically higher during the winter months, thus offsetting the impact of the holiday season.  The DOE and DOD represent major customers for the Nuclear Segment.  In conjunction with the federal government’s September 30 fiscal year-end, the Nuclear Segment historically experienced seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements.  Correspondingly for a period of approximately three months following September 30, the Nuclear Segment generally slows down, as the government budgets are still being finalized, planning for the new year is occurring, and we enter the holiday season.    This trend generally continues into the first quarter of the new year as government entities evaluate their spending priorities.  Over the past years, due to our efforts to work with the various government customers to smooth these shipments more evenly throughout the year, we have seen smaller fluctuations in the quarters.  Although we have seen smaller fluctuation in the quarters in recent years, nevertheless, as government spending is contingent upon its annual budget and allocation of funding, we cannot provide assurance that we will not have larger fluctuations in the quarters in the near future.  In addition, higher government (specifically DOE) funding made available through the economic stimulus package (“American Recovery and Reinvestment Act”) enacted by Congress in February 2009, could result in larger fluctuations in 2010.

Backlog
The Nuclear Segment of our Company maintains a backlog of stored waste, which represents waste that has not been processed.  The backlog is principally a result of the timing and complexity of the waste being brought into the facilities and the selling price per container.  As of December 31, 2009, our Nuclear Segment had a backlog of approximately $16,898,000, as compared to approximately $10,244,000, as of December 31, 2008.  Additionally, the time it takes to process mixed waste from the time it arrives may increase due to the types and complexities of the waste we are currently receiving.  We typically process our backlog during periods of low waste receipts, which historically has been in the first or fourth quarter.

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

We performed services relating to waste generated by the federal government, either directly or indirectly as a subcontractor (including Fluor Hanford and CHPRC as discussed below) to the federal government, representing approximately $75,013,000 or 74.5% (within our Nuclear Segment) of our total revenue from continuing operations during 2009, as compared to $43,464,000 or 57.6% of our total revenue from continuing operations during 2008, and $30,000,000 or 46.5% of our total revenue from continuing operations during 2007.

In the second quarter of 2008, our M&EC facility was awarded a subcontract by CHPRC, a general contractor to the DOE, to participate in the cleanup of the central portion of the Hanford Site, which once housed certain chemical separation building and other facilities that separated and recovered plutonium and other materials for use in nuclear weapons.  This subcontract became effective on June 19, 2008, the date DOE awarded CHPRC the general contract.  DOE’s general contract and M&EC’s subcontract provided a transition period from August 11, 2008 through September 30, 2008, a base period from October 1, 2008 through September 30, 2013, and an option period from October 1, 2013 through September 30, 2018.  M&EC’s subcontract is a cost plus award fee contract.  On October 1, 2008, operations of this subcontract commenced at the DOE Hanford Site.  We believe full operations under this subcontract will result in revenues for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year base period.  As provided above, M&EC’s subcontract is terminable or subject to renegotiation, at the option of the government, on 30 days notice.  Effective October 1, 2008, CHPRC also began management of waste activities previously managed by Fluor Hanford, DOE’s general contractor prior to CHPRC.  Our Nuclear Segment had three previous subcontracts with Fluor Hanford which have been renegotiated by CHPRC to September 30, 2013.  Revenues from CHPRC totaled $45,169,000 or 44.9% and $8,120,000 or 10.8% of our total revenue from continuing operations for twelve months ended December 31, 2009 and 2008, respectively.  As revenue from Fluor Hanford has been transitioned to CHPRC, revenue from Fluor Hanford totaled $0 or 0%, $7,974,000 or 10.6%, and $6,985,000 or 10.8% of our consolidated revenue from continuing operations for the twelve months ended December 31, 2009, 2008, and 2007, respectively.

Competitive Conditions
The Nuclear Segment’s largest competitor is EnergySolutions, which provides treatment and disposal capabilities at its Oak Ridge, Tennessee and Clive, Utah facilities.  EnergySolutions presents the largest competitive challenge in the market.  At present, EnergySolutions’ Clive, Utah facility is one of the few radioactive disposal sites for commercially generated wastes in the country in which our Nuclear Segment can dispose of its nuclear waste.  If EnergySolutions should refuse to accept our waste or cease operations at its Clive, Utah facility, such would have a material adverse effect on us for commercial wastes.  However, with the recent radioactive disposal license granted to Waste Control Specialists (“WCS”) located in Andrews, Texas, this risk could be reduced as WCS brings its disposal site online later in 2010 or early 2011.  The Nuclear Segment treats and disposes of DOE generated wastes largely at DOE owned sites.  Smaller competitors are also present in the market place; however, they do not present a significant challenge at this time.    Our Nuclear Segment solicits business on a nationwide basis with both government and commercial clients.

The permitting and licensing requirements, and the cost to obtain such permits, are barriers to the entry of hazardous waste treatment, storage, and disposal (“TSD”) facilities and radioactive and mixed waste activities as presently operated by our subsidiaries.  We believe that there are no formidable barriers to entry into certain of the on-site treatment businesses, and certain of the non-hazardous waste operations, which do not require such permits.  If the permit requirements for hazardous waste storage, treatment, and disposal activities and/or the licensing requirements for the handling of low level radioactive matters are eliminated or if such licenses or permits were made less rigorous to obtain, such would allow companies to enter into these markets and provide greater competition.

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

Capital Spending, Certain Environmental Expenditures and Potential Environmental Liabilities
Capital Spending
During 2009, our purchases of capital equipment totaled approximately $1,643,000 of which $125,000 was financed, resulting in total net purchases of $1,518,000.  These expenditures were for improvements to operations primarily within the Nuclear and Industrial Segments.  These capital expenditures were funded by the cash provided by both operations and financing activities. We have budgeted approximately $2,000,000 for 2010 capital expenditures for our segments to expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements.  Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether.  We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount.  The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

Environmental Liabilities
We have four remediation projects, which are currently in progress at certain of our continuing and discontinued facilities. These remediation projects principally entail the removal/remediation of contaminated soil and, in some cases, the remediation of surrounding ground water.

In June 1994, we acquired PFD, which we divested in March 2008.  Prior to us acquiring PFD in 1994, the former owners of PFD had merged Environmental Processing Services, Inc. (“EPS”) with PFD.  The party that sold PFD to us in 1994 agreed to indemnify us for costs associated with remediating the property leased by EPS (“Leased Property”).  Such remediation involves soil and/or groundwater restoration.  The Leased Property used by EPS to operate its facility is separate and apart from the property on which PFD's facility was located.  The contamination of the Leased Property occurred prior to PFD being acquired by us.  During 1995, in conjunction with the bankruptcy filing by the selling party, we recognized an environmental liability of approximately $1,200,000 for remedial activities at the Leased Property.  Upon the sale of PFD in March 2008 by Perma-Fix, we retained the environmental liability of PFD as it related only to the remediation of the EPS site.  In 2008, we performed a field investigation to gather additional information required to close certain soil contamination issues and to support development of the final groundwater remediation approach.  During 2009, the investigation report was submitted to and approved by the Ohio EPA and work on the revised Corrective Action Plan, including Risk Assessment had begun.  We have accrued approximately $350,000, at December 31, 2009, for the estimated, remaining costs of remediating the Leased Property used by EPS, which will extend over the next six years.

In conjunction with the acquisition of Perma-Fix of Memphis, Inc. (“PFM”), we assumed and recorded certain liabilities to remediate gasoline contaminated groundwater and investigate, under the hazardous and solid waste amendments, potential areas of soil contamination on PFM's property.  Prior to our ownership of PFM, the owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities. In 2008, we completed all soil remediation with the exception of that associated with the groundwater contamination.  In addition, we installed wells and equipment associated with groundwater remediation.  We have accrued approximately $439,000 at December 31, 2009, which included an addition to the reserve of approximately $300,000 made in the fourth quarter of 2009, for the estimated, remaining costs of remediating the groundwater contamination, which will extend over the next six years.  The increase to the reserve was the result of a reassessment on the cost of remediation.

In conjunction with the acquisition of PFSG, we initially recognized an environmental accrual of $2,200,000 for estimated long-term costs to remove contaminated soil and to undergo groundwater remediation activities at the acquired facility in Valdosta, Georgia.  The remedial activities began in 2003.  We have accrued approximately $810,000, at December 31, 2009, which included an addition to the reserve of approximately $281,000 made in the fourth quarter of 2009, to complete remediation of the facility.  The increase to the reserve was the result of a reassessment on the cost of remediation.  We anticipate spending the reserve over the next seven years.

As a result of the discontinued operations at the PFMI facility in 2004, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006.  In September 2006, PFMI signed a Corrective Action Consent Order with the State of Michigan, requiring performance of studies and development and execution of plans related to the potential clean-up of soils in portions of the property.  The level and cost of the clean-up and remediation are determined by state mandated requirements.  During 2006, based on state-mandated criteria, we began implementing the modified methodology to remediate the facility.  We have spent approximately $854,000 for closure costs since discontinuation of PFMI in October 2004, of which $109,000 was spent during 2009 and $26,000 was spent during 2008.  We have $128,000 accrued for the closure, as of December 31, 2009, and we anticipate spending $102,000 in 2010 with the remainder over the next four years.  Our accrual as of December 31, 2009 included a $300,000 reduction to the reserve made in the fourth quarter of 2009, resulting from a field investigation and draft Remedial Action Plan which identified substantial reductions in the anticipated cost of the completion of the remedial site.  Based on the current status of the Corrective Action, we believe that the remaining reserve is adequate to cover the liability.

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

Research and Development
Innovation and technical know-how by our operations is very important to the success of our business.  Our goal is to discover, develop and bring to market innovative ways to process waste that address unmet environmental needs.  We conduct research internally, and also through collaborations with other third parties.  The majority of our research activities are performed as we receive new and unique waste to treat; as such, we recognize these expenses as a part of our processing costs.  We feel that our investments in research have been rewarded by the discovery of the Perma-Fix Process and the Perma-Fix II process.  Our competitors also devote resources to research and development and many such competitors have greater resources at their disposal than we do.  We have estimated that during 2009, 2008, and 2007, we spent approximately $361,000, $1,020,000 and $715,000, respectively, in Company-sponsored research and development activities.

Number of Employees
In our service-driven business, our employees are vital to our success.  We believe we have good relationships with our employees.  As of December 31, 2009, we employed 628 full time persons, of whom 19 were assigned to our corporate office, 18 were assigned to our Operations Headquarters, 24 were assigned to our Engineering Segment, 42 were assigned to our Industrial Segment, and 525 were assigned to our Nuclear Segment.  Of the 525 employees at our Nuclear Segment, 256 employees have been hired to work under the subcontract awarded to us by CHPRC during the second quarter of 2008.  Of the 256 employees, 113 employees (representing approximately 18.0% of the Company’s total number of employees) are unionized and are covered by a collective bargaining agreement.  The current bargaining agreement became effective April 1, 2007 and expires on March 31, 2012 (see “- Operating Segments – Nuclear Waste Management Services” in this section regarding our CHPRC subcontract).

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

In June 2003, we entered into a 25-year finite risk insurance policy with Chartis, a subsidiary of AIG (see “Part I, Item 1A. - Risk Factors” for certain potential risk related to AIG), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure.  Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations.  The policy provides a maximum $35,000,000 of financial assurance coverage.  In March 2009, we increased our maximum policy coverage to $39,000,000 from $35,000,000 in order to secure additional financial assurance coverage requirement for our DSSI subsidiary to commercially store and dispose of PCB wastes under an authorization issued by the EPA on November 26, 2008.  As of December 31, 2009, our total financial coverage under our finite risk policy totals approximately $35,869,000.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility, which we acquired in June 2007, with Chartis, a subsidiary of AIG (see “Part I, Item 1A. - Risk Factors” for certain potential risk related to AIG).  The policy provides an initial $7,800,000 of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8,200,000.  The policy will renew automatically on an annual basis at the end of the four year term and will not be subject to any renewal fees.

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
It has been publicly reported that American International Group, Inc. (“AIG”), has experienced significant financial difficulties and is continuing to experience financial difficulties.  A subsidiary of AIG, Chartis, provides our finite risk insurance policies which provide financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure.  We are required to provide and to maintain financial assurance that guarantees to the state that in the event of closure, our permitted facilities will be closed in accordance with the regulations.  Our initial policies provide a maximum of $39,000,000 of financial assurance coverage of which the coverage amount totals $35,869,000 at December 31, 2009.  We also maintain a financial assurance policy for our PFNWR facility entered into in June 2007 which will provide maximum coverage of $8,200,000 at the end of the four year term policy.  Chartis also provides other operating insurance policies for the Company and our subsidiaries.  In the event of a failure of AIG, this could materially impact our operations and our permits which we are required to have in order to operate our treatment, storage, and disposal facilities.

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
A material amount of our Nuclear Segment's revenues are generated through various U.S. government contracts or subcontracts involving the U.S. government.  Our revenues from governmental contracts and subcontracts relating to governmental facilities within our Nuclear Segment were approximately $75,013,000 and $43,464,000, representing 74.5% and 57.6%, respectively, of our consolidated operating revenues from continuing operations for 2009 and 2008.  Most of our government contracts or our subcontracts granted under government contracts are awarded through a regulated competitive bidding process. Some government contracts are awarded to multiple competitors, which increase overall competition and pricing pressure and may require us to make sustained post-award efforts to realize revenues under these government contracts. All contracts with, or subcontracts involving, the federal government are terminable, or subject to renegotiation, by the applicable governmental agency on 30 days notice, at the option of the governmental agency.  If we fail to maintain or replace these relationships, or if a material contract is terminated or renegotiated in a manner that is materially adverse to us, our revenues and future operations could be materially adversely affected.

Failure of our Nuclear Segment to be profitable could have a material adverse effect.
Our Nuclear Segment has historically been profitable.  With the divestitures of certain facilities within our Industrial Segment and the acquisition of our Perma-Fix Northwest Richland, Inc. (“PFNWR”) within our Nuclear Segment in June 2007, the Nuclear Segment represents the Company’s largest revenue segment. The Company’s main objectives are to continue to increase focus on the efficient operation of our existing facilities within our Nuclear Segment and to further evaluate strategic acquisitions within the Nuclear Segment.  If our Nuclear Segment fails to continue to be profitable in the future, this could have a material adverse effect on the Company’s results of operations, liquidity and our potential growth.

Our existing and future customers may reduce or halt their spending on nuclear services with outside vendors, including us.
A variety of factors may cause our existing or future customers (including the federal government) to reduce or halt their spending on nuclear services from outside vendors, including us. These factors include, but are not limited to:

•	accidents, terrorism, natural disasters or other incidents occurring at nuclear facilities or involving shipments of nuclear materials;
•	failure of the federal government to approve necessary budgets, or to reduce the amount of the budget necessary, to fund remediation of DOE and DOD sites;
•	civic opposition to or changes in government policies regarding nuclear operations; or
•	a reduction in demand for nuclear generating capacity.

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

Economic downturns (i.e.: the current economic environment) and/or reductions in government funding could have a material negative impact on our businesses.
Demand for our services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including the current economic conditions, inability of the federal government to adopt its budget or reductions in the budget for spending to remediate federal sites due to numerous reasons, including, without limitation, the substantial deficits that the federal government has and is continuing to incur.  During economic downturns, such as the current economic condition, and large budget deficits that the federal government and many states are experiencing, the ability of private and government entities to spend on nuclear services may decline significantly.  Although the economic stimulus package (American Recovery and Reinvestment Act) enacted by Congress in February 2009 provides for substantial funds to remediate federal nuclear sites, we cannot be certain that economic or political conditions will be generally favorable or that there will not be significant fluctuations adversely affecting our industry as a whole.  In addition, our operations depend, in large part, upon governmental funding, particularly funding levels at the DOE.  Significant reductions in the level of governmental funding (for example, the annual budget of the DOE) or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows.

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
Our Nuclear Segment has limited options available for disposal of its waste. There is only one disposal site for our low level radioactive waste we receive from non-governmental sites.  If this disposal site ceases to accept waste or closes for any reason or refuses to accept the waste of our Nuclear Segment, for any reason, we could have nowhere to dispose of our nuclear waste or have significantly increased costs from disposal alternatives. With nowhere to dispose of our nuclear waste, we would be subject to significant risk from the implications of storing the waste on our site, and we would have to limit our operations to accept only waste that we can dispose of.  A second low-level radioactive disposal site is scheduled to be operational during the later part of 2010 or early 2011; and when this new disposal site becomes operational, we do not believe that we will be as dependent on the current disposal site.

Our businesses subject us to substantial potential environmental liability.
Our business of rendering services in connection with management of waste, including certain types of hazardous waste, low-level radioactive waste, and mixed waste (waste containing both hazardous and low-level radioactive waste), subjects us to risks of liability for damages. Such liability could involve, without limitation:

•	claims for clean-up costs, personal injury or damage to the environment in cases in which we are held responsible for the release of hazardous or radioactive materials; and
•	claims of employees, customers, or third parties for personal injury or property damage occurring in the course of our operations; and
•	claims alleging negligence or professional errors or omissions in the planning or performance of our services.

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

We may be exposed to certain regulatory and financial risks related to climate change.
Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions.

There are a number of pending legislative and regulatory proposals to address greenhouse gas emissions. For example, in June 2009 the U.S. House of Representatives passed the American Clean Energy and Security Act that would phase-in significant reductions in greenhouse gas emissions if enacted into law. The U.S. Senate is considering a different bill, and it is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program may be adopted. These actions could increase costs associated with our operations.  Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future consolidated financial condition, results of operations or cash flows.

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

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results, and stock price.
Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud.  If we are unable to maintain adequate internal controls, our business and operating results could be harmed. We are required to satisfy the requirements of Section 404 of Sarbanes Oxley and the related rules of the Securities and Exchange Commission, which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to issue a report on that assessment. For several years that ended prior to December 31, 2009, we concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective.  However, based on our assessment, we have concluded that our disclosure controls and procedures and internal controls over financial reporting were effective as of December 31, 2009.  Failure to remediate any future deficiencies noted by our independent registered public accounting firm or to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If our management or our independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

We may be unable to utilize loss carryforwards in the future.
We have approximately $14,532,000 and $26,310,000 in net operating loss carryforwards which will expire from 2010 to 2028 if not used against future federal and state income tax liabilities, respectively.  Our net loss carryforwards are subject to various limitations.  Our ability to use the net loss carryforwards depends on whether we are able to generate sufficient income in the future years.  Further, our net loss carryforwards have not been audited or approved by the Internal Revenue Service.

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

Our amount of debt could adversely affect our operations.
At December 31, 2009, our aggregate consolidated debt was approximately $12,381,000. Our secured revolving credit facility (the “Credit Facility”) provides for an aggregate commitment of $25,000,000, consisting of an $18,000,000 revolving line of credit and a term loan of $7,000,000.  The maximum we can borrow under the revolving part of the Credit Facility is based on a percentage of the amount of our eligible receivables outstanding at any one time.  As of December 31, 2009, we had borrowings under the revolving part of our Credit Facility of $2,659,000 and borrowing availability of up to an additional $11,535,000 based on our outstanding eligible receivables.   A lack of operating results could have material adverse consequences on our ability to operate our business.  Our ability to make principal and interest payments, or to refinance indebtedness, will depend on both our and our subsidiaries' future operating performance and cash flow. Prevailing economic conditions, interest rate levels, and financial, competitive, business, and other factors affect us.  Many of these factors are beyond our control.

Risks Relating to our Common Stock

Issuance of substantial amounts of our Common Stock could depress our stock price.
Any sales of substantial amounts of our Common Stock in the public market could cause an adverse effect on the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities.  The issuance of our Common Stock will result in the dilution in the percentage membership interest of our stockholders and the dilution in ownership value.  As of December 31, 2009, we had 54,628,904 shares of Common Stock outstanding.

In addition, as of December 31, 2009, we had outstanding options to purchase 3,109,525 shares of Common Stock at exercise prices from $1.25 to $2.98 per share.  Further, our preferred share rights plan and the shelf registration statement, if either is triggered, could result in the issuance of a substantial amount of our Common Stock.  The existence of this quantity of rights to purchase our Common Stock under the preferred share rights plan and/or the shelf registration could result in a significant dilution in the percentage ownership interest of our stockholders and the dilution in ownership value.  Future sales of the shares issuable could also depress the market price of our Common Stock.

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

We have authorized and unissued 12,111,571 (which include outstanding options to purchase 3,109,525 shares of our Common Stock, outstanding warrants to purchase 150,000 shares of our Common Stock, and up to 5,000,000 shares authorized for resale under the shelf registration statement) shares of Common Stock and 2,000,000 shares of Preferred Stock as of December 31, 2009 (which includes 600,000 shares of our Preferred Stock reserved for issuance under our preferred share rights plan).  These unissued shares could be used by our management to make it more difficult, and thereby discourage an attempt to acquire control of us.

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

Our principal executive office is in Atlanta, Georgia.  Our Operations Headquarters is located in Oak Ridge, Tennessee.  Our Nuclear Segment facilities are located in Gainesville, Florida; Kingston, Tennessee; Oak Ridge, Tennessee, and Richland, Washington.  Our Consulting Engineering Services is located in Ellisville, Missouri.  Our Industrial Segment facilities are located in Orlando and Ft. Lauderdale, Florida; and Valdosta, Georgia.  Our Industrial Segment also has three non-operational facilities: Brownstown, Michigan, and Memphis, Tennessee, where we still maintain the properties; and Pittsburgh, Pennsylvania, for which the leased property was released back to the owner in 2006 upon final remediation of the leased property.

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

The Louisiana Department of Environmental Quality (“LDEQ”) has collected approximately $8,400,000 to date for the remediation of the site (Perma-Fix subsidiaries have not been required to contribute any of the $8,400,000) and has completed removal of above ground waste from the site, with approximately $5,000,000 remaining in this fund held by the LDEQ.  The EPA’s unofficial estimate to complete remediation of the site is between $9,000,000 and $12,000,000, including work performed by LDEQ to date; however, based on preliminary outside consulting work hired by the PRP group, which we are a party to, the remediation costs could be below EPA’s estimation.  During 2009, a site assessment was conducted and paid for by the PRP group, which was exclusive of the $8,400,000.  No unexpected issues were identified during the assessment.  Collections from small contributors have also begun for remediation of this site.  Remediation activities going forward will be funded by LDEQ, until those funds are exhausted, at which time, any additional requirements, if needed, will be funded from the small contributors.  Once funds from the small contributors are exhausted, if additional funds are required, they will be provided by the members of the PRP group.  As part of the PRP Group, we paid an initial assessment of $10,000 in the fourth quarter of 2007, which was allocated among the facilities. In addition, we accrued approximately $27,000 in the third quarter of 2008 for our estimated portion of the cost of the site assessment, which was allocated among the facilities.  As of December 31, 2009, $18,000 of the accrued amount has been paid, of which $9,000 was paid in the fourth quarter of 2008 and $9,000 was paid in the second quarter of 2009.  We anticipate paying the remaining $9,000 in the first quarter of 2010.  As of the date of this report, we cannot accurately access our ultimate liability.  The Company records its environmental liabilities when they are probable of payment and can be estimated within a reasonable range.  Since this contingency currently does not meet this criteria, a liability has not been established.

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

ITEM 4.	RESERVED

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth, as of the date hereof, information concerning our executive officers:

NAME	AGE	POSITION
Dr. Louis F. Centofanti	66	Chairman of the Board, President and Chief Executive Officer
Mr. Ben Naccarato	47	Chief Financial Officer, Vice President, and Secretary
Mr. Robert Schreiber, Jr.	59	President of SYA, Schreiber, Yonley & Associates, a subsidiary of the Company, and Principal Engineer

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

Mr. Ben Naccarato
Mr. Naccarato was named Chief Financial Officer by the Company’s Board of Directors on February 26, 2009.  Mr. Naccarato was appointed on October 24, 2008 by the Company’s Board of Directors as the Interim Chief Financial Officer, effective November 1, 2008.  Mr. Naccarato joined the Company in September 2004 and served as Vice President, Finance of the Company’s Industrial Segment until May 2006, when he was named Vice President, Corporate Controller/Treasurer.  Prior to joining the Company in September 2004, Mr. Naccarato served as the Chief Financial Officer of Culp Petroleum Company, Inc., a privately held company in the fuel distribution and used waste oil industry from December 2002 to September 2004.  Mr. Naccarato is a graduate of University of Toronto having received a Bachelor of Commerce and Finance Degree and is a Certified Management Accountant.

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

Resignation of Chief Operating Officer
On July 29, 2009, the Company accepted the resignation of Mr. Larry McNamara, as Vice President and Chief Operating Officer of the Company.  Mr. McNamara’s resignation as the Chief Operating Officer was effective September 1, 2009, and as an employee of the Company effective September 30, 2009.  The duties of the Company’s Chief Operating Officer have been temporarily assumed by Dr. Centofanti, Chairman of the Board, President and Chief Executive Officer, until the position of Chief Operating Officer is permanently filled.

Certain Relationships
There are no family relationships between any of our Directors or executive officers. Dr. Centofanti is the only Director who is our employee.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the NASDAQ Capital Markets (“NASDAQ”) under the symbol “PESI”. The following table sets forth the high and low market trade prices quoted for the Common Stock during the periods shown.  The source of such quotations and information is the NASDAQ online trading history reports.

		2009		2008
		Low	High	Low	High
Common Stock	1st Quarter	$1.15	$1.95	$1.49	$2.48
	2nd Quarter	1.64	2.72	1.50	3.18
	3rd Quarter	2.24	2.72	1.75	2.99
	4th Quarter	2.05	2.51	.63	2.09

As of February 26, 2010, there were approximately 260 stockholders of record of our Common Stock, including brokerage firms and/or clearing houses holding shares of our Common Stock for their clientele (with each brokerage house and/or clearing house being considered as one holder).  However, the total number of beneficial stockholders as of February 26, 2010, was approximately 3,728.

Since our inception, we have not paid any cash dividends on our Common Stock and have no dividend policy.  Our loan agreement prohibits paying any cash dividends on our Common Stock without prior approval from the lender.  We do not anticipate paying cash dividends on our outstanding Common Stock in the foreseeable future.

No sales of unregistered securities, other than the securities sold by us during 2009, as reported in our Forms 10-Q for the quarters ended March 31, 2009, June 30, 2008, and September 30, 2009,  which were not registered under the Securities Act of 1933, as amended, were issued during 2009.  There were no purchases made by us or on behalf of us or any of our affiliated members of shares of our Common Stock during the last quarter of 2009.

Shelf Registration Statement
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

Common Stock Price Performance Graph
The following Common Stock price performance graph compares the yearly change in the Company’s cumulative total stockholders’ returns on the Common Stock during the years 2005 through 2009, with the cumulative total return of the NASDAQ Market Index and the published industry index prepared by Hemscott and known as Hemscott Industry Group 637-Waste Management Index (“Industry Index”) assuming the investment of $100 on January 1, 2005.

The stockholder returns shown on the graph below are not necessarily indicative of future performance, and we will not make or endorse any predications as to future stockholder returns.

Assumes $100 invested in the Company on January 1, 2005, the Industry Index and the NASDAQ Market Index, and the reinvestment of dividends. The above five-year Cumulative Total Return Graph shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission, nor shall such information be incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 (collectively, the “Acts”) or be subject to the liabilities under Section 18 of the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not be deemed to be soliciting material or to be filed under such Acts.

ITEM 6.	SELECTED FINANCIAL DATA
The financial data included in this table has been derived from our audited consolidated financial statements, which have been audited by BDO Seidman, LLP.  In 2009, we reclassified our Perma-Fix of Memphis, Inc. (“PFM”) back into discontinued operations.  Our Perma-Fix of Memphis, Inc. facility was approved as a discontinued operation by our Board on March 12, 1998.  This decision was the result of an explosion at the facility in 1997, which significantly disrupted its operations and the high costs required to rebuild its operations.  PFM had been reported as a discontinued operation until 2001.  In 2001, the facility was reclassified back into continuing operations as we had no other facilities classified as discontinued operations and its impact on our financial statements was de minimis.  During the fourth quarter of 2009, we reclassified PFM back into discontinued operations for all periods presented in accordance with ASC 360, “Property, Plant, and Equipment”.  In addition, certain prior year amounts have been reclassified to conform with current year presentations.  Amounts are in thousands, except for per share amounts.   The information set forth below should be read in conjunction with “Management’s Discussion Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and the notes thereto included elsewhere herein.

Statement of Operations Data:

	2009(1)	2008(1)	2007(1)(2)	2006(1)	2005
Revenues	$100,676	$75,504	$64,544	$68,205	$68,833
Income (loss) from continuing operations	9,572	985	(2,360)	5,620	4,088
Income (loss) from discontinued operations, net of taxes	50	(1,397)	(6,850)	(909)	(349)
Gain on disposal of discontinued operations, net of taxes	—	2,323	—	—	—
Net income (loss)	9,622	1,911	(9,210)	4,711	3,739
Preferred stock dividends	—	—	—	—	(156)
Net income (loss) applicable to Common Stockholders	9,622	1,911	(9,210)	4,711	3,583
Income (loss) per common share - Basic
Continuing operations	.18	.02	(.05)	.12	.09
Discontinued operations	—	(.02)	(.13)	(.02)	(.01)
Disposal of discontinued operations	—	.04	—	—	—
Net income (loss) per share	.18	.04	(.18)	.10	.08
Income (loss) per common share - Diluted
Continuing operations	.18	.02	(.05)	.12	.09
Discontinued operations	—	(.02)	(.13)	(.02)	(.01)
Disposal of discontinued operations	—	.04	—	—	—
Net income (loss) per share	.18	.04	(.18)	.10	.08
Number of shares used in computing net income (loss) per share - Basic	54,238	53,803	52,549	48,157	42,605
Number of shares and potential common shares used in computing net income (loss) per share - Diluted	54,526	54,003	52,549	48,768	44,804

Balance Sheet Data:
	December 31,
	2009	2008	2007	2006	2005
Working capital (deficit)	$1,490	$(3,886)	$(17,154)	$12,810	$5,916
Total assets	126,075	123,712	126,048	106,355	98,457
Current and long-term debt	12,381	16,203	18,836	8,329	13,375
Total liabilities	51,271	60,791	66,035	40,617	50,019
Preferred Stock of subsidiary	1,285	1,285	1,285	1,285	1,285
Stockholders' equity	73,519	61,636	58,728	64,453	47,153

(1)
Includes recognized stock-based compensation expense of $713,000, $531,000, $457,000 and $338,000 for 2009, 2008, 2007 and 2006, respectively, pursuant to FASB ASC 718, “Compensation – Stock Compensation”.

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

Review
The Company experienced strong improvement in 2009 as compared to 2008.  The improvement in 2009 was attributed primarily to the subcontract that we received from CH Plateau Remediation Company (“CHPRC”), a general contractor to the Department of Energy (“DOE”), in the second quarter of 2008 by our East Tennessee Materials and Energy Corporation (“M&EC”) facility.  Under this subcontract, M&EC is performing a portion of facility operations and waste management activities for the DOE Hanford, Washington Site.  This subcontract officially commenced on October 1, 2008. We also believe that we have benefitted from the economic stimulus package (American Recovery and Reinvestment Act) enacted by Congress in February 2009, which provided additional funding for nuclear waste clean-up throughout the Department of Energy (“DOE”) complex.  This benefit was reflective primarily starting in the third quarter of 2009 in our Nuclear Segment, with significant improvement in revenue generated from higher priced waste receipts.  Our Industrial Segment results were negatively impacted especially by the reduction in oil prices globally in 2009, as compared to 2008, and the continued uncertainty in the economy.  Our Engineering Segment continues to provide us with positive results.

In 2009, our revenue increased $25,172,000 or 33.3% to $100,676,000 from $75,504,000 in 2008.  Our Nuclear Segment generated revenue of $89,011,000 in 2009, an increase of $27,652,000 or 45.1% over the revenue of $61,359,000 in 2008.  The increase in revenue within our Nuclear Segment was primarily due to the increase in revenue of $27,131,000 from the subcontract awarded to our M&EC facility as mentioned above.  The remaining increase in revenue in our Nuclear Segment was due to higher priced waste which offset the impact of lower volume of waste.  Our Industrial Segment generated $8,283,000 in revenue in 2009 as compared to $10,951,000 in 2008 or a 24.4% decrease.  This decrease was primarily the result of a reduction in oil sales revenue due primarily to decreased oil prices in 2009, as compared to 2008, and a reduction in volume.  Revenue for 2009 from the Engineering Segment increased $188,000 or 5.9% to $3,382,000 from $3,194,000 for the same period of 2008.

Gross profit increased $7,297,000 or 36.8% from 2008 to 2009 due primarily to an increase in revenue from our CHPRC subcontract, receipt of higher priced waste in our Nuclear Segment, and a reduction of approximately $787,000 in costs of goods sold in our Nuclear Segment resulting from a change in estimate related to accrued costs to dispose of legacy waste that were assumed as part of the acquisition of our Perma-Fix Northwest Richland, Inc. (“PFNWR”) facility in June 2007 (see “Cost of Goods Sold” in this section for further information regarding this reduction).  Overall Selling, General, and Administrative (SG&A) expenses were down $464,000 due to the Company’s continued efforts in cutting costs.

Net income applicable to Common Stockholders for 2009 was $9,622,000 or $.18 per share as compared to net income applicable to Common Stockholders of $1,911,000 or $.04 per share for 2008.  Our net income applicable to Common Stockholders for 2009 included a reduction to our cost of goods sold of approximately $787,000, as mentioned above, as well as a release of a portion of valuation allowance related to our deferred tax asset of approximately $2,426,000 recorded in the fourth quarter of 2009.

We have improved our working capital significantly in 2009.  Our working capital position at December 31, 2009 was $1,490,000, which includes working capital of our discontinued operations, as compared to working capital deficit of $3,886,000 as of December 31, 2008. The improvement in our working capital was primarily from paying down of our current liabilities from funds generated from our operations.

Outlook
We believe that government funding made available for DOE projects under the government stimulus plan in February 2009 should continue to positively impact our existing government contracts within our Nuclear Segment since the stimulus plan provides for a substantial amount for remediation of DOE sites.  However, we expect that demand for our services will be subject to fluctuations due to a variety of factors beyond our control, including the current economic conditions, and the manner in which the government will be required to spend funding to remediate federal sites. Our operations depend, in large part, upon governmental funding, particularly funding levels at the DOE.  In addition, our governmental contracts and subcontracts relating to activities at governmental sites are subject to termination or renegotiation on 30 days notice at the government’s option.  Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows.

Results of Operations
The reporting of financial results and pertinent discussions are tailored to three reportable segments: Nuclear Waste Management Services (“Nuclear”), Industrial Waste Management Services (“Industrial”), and Consulting Engineering Services (“Engineering”).

Below are the results of continuing operations for our years ended December 31, 2009, 2008, and 2007 (amounts in thousands):

(Consolidated)	2009	%	2008	%	2007	%
Net Revenues	$100,676	100.0	$75,504	100.0	$64,544	100.0
Cost of goods sold	73,537	73.0	55,662	73.7	45,715	70.8
Gross Profit	27,139	27.0	19,842	26.3	18,829	29.2

Selling, general and administrative	17,728	17.6	18,192	24.1	17,859	27.7
Asset impairment (recovery) loss	—	—	(507)	(.6)	1,836	2.8
(Gain) loss on disposal of property and equipment	(15)	—	(295)	(.4)	172	.3
Income (loss) from operations	9,426	9.4	2,452	3.2	(1,038)	(1.6)
Interest income	145	.1	226	.3	312	.5
Interest expense	(1,657)	(1.6)	(1,540)	(2.0)	(1,353)	(2.1)
Interest expense – financing fees	(283)	(.3)	(137)	(.2)	(196)	(.3)
Other	19	—	(6)	—	(85)	(.1)
Income (loss) from continuing operations before taxes	7,650	7.6	995	1.3	(2,360)	(3.6)
Income tax (benefit) expense	(1,922)	(1.9)	10	—	—	—
Income (loss) from continuing operations	9,572	9.5	985	1.3	(2,360)	(3.6)

Summary - Years Ended December 31, 2009 and 2008

Net Revenue
Consolidated revenues from continuing operations increased $25,172,000 for the year ended December 31, 2009, compared to the year ended December 31, 2008, as follows:
(In thousands)	2009	% Revenue	2008	% Revenue	Change	% Change
Nuclear
Government waste	$29,844	29.6	$27,370	36.2	$2,474	9.0
Fluor Hanford	—	—	7,974	10.6	(7,974)	(100.0)
CHPRC	45,169	44.9	8,120	10.8	37,049	456.3
Hazardous/non-hazardous	3,583	3.6	3,973	5.3	(390)	(9.8)
Other nuclear waste	10,415	10.3	13,922	18.4	(3,507)	(25.2)
Total	89,011	88.4	61,359	81.3	27,652	45.1

Industrial
Commercial waste	5,213	5.2	5,495	7.3	(282)	(5.1)
Government services	559	0.5	814	1.1	(255)	(31.3)
Oil sales	2,511	2.5	4,642	6.1	(2,131)	(45.9)
Total	8,283	8.2	10,951	14.5	(2,668)	(24.4)

Engineering	3,382	3.4	3,194	4.2	188	5.9

Total	$100,676	100.0	$75,504	100.0	$25,172	33.3

The Nuclear Segment realized revenue growth of $27,652,000 or 45.1% for the year ended December 31, 2009 over the same period in 2008, due primarily to the increase in revenue as a result of the CHPRC subcontract awarded to M&EC during the second quarter of 2008 as discussed above.  Revenue from CHPRC (generally under subcontract relating to remediation and/or on-site management at DOE sites) totaled $45,169,000 or 44.9% of our total revenue from continuing operations for the year ended December 31, 2009, which included approximately $34,226,000 of revenue under the CHPRC subcontract at M&EC.  We had revenue of approximately $8,120,000 or 10.8% of our total revenue from CHPRC for the year ended December 31, 2008, which included approximately $7,095,000 of revenue under the CHPRC subcontract at M&EC.  Effective October 1, 2008, CHPRC also began management of waste activities under previous subcontracts with Fluor Hanford, DOE’s general contractor at the Hanford Site prior to CHPRC.  Our Nuclear Segment had three previous subcontracts with Fluor Hanford.  These three subcontracts have since been renegotiated by CHPRC to September 30, 2013.  Revenue from government generators, excluding CHPRC and Fluor Hanford as discussed above, increased $2,474,000 or 9.0% due primarily to higher priced waste, which was partially offset by volume reduction.  We saw significantly higher priced waste received starting in the third quarter of 2009.  Revenue from hazardous and non-hazardous waste was down $390,000 or 9.8% due primarily to a reduction in volume of 4.2% and a reduction in average pricing of 8.0%.  Other revenue decreased $3,507,000 or approximately 25.0% due primarily to a shipment of high activity and high margin waste of approximately $2,700,000 received in the first quarter of 2008 which did not repeat in 2009.  In addition, reduced volume contributed to this decrease in revenue.  Revenue from our Industrial Segment decreased $2,668,000 or 24.4% primarily due to a significant reduction in oil sales revenue resulting from a decrease in average price per gallon of 39.0% and decreased volume of 11.6%.  In addition, commercial revenue was down due to a reduction in field service revenue resulting from the slowdown in the economy.  Revenue in our Engineering Segment increased approximately $188,000 or 5.9% due to an increase in average billing rate of 8.2%, with billable hours remaining constant.

Cost of Goods Sold
Cost of goods sold increased $17,875,000 for the year ended December 31, 2009, as compared to the year ended December 31, 2008, as follows:

(In Thousands)	2009	% Revenue	2008	% Revenue	Change
Nuclear	$64,882	72.9	$46,101	75.1	$18,781
Industrial	6,286	75.9	7,439	67.9	(1,153)
Engineering	2,369	70.0	2,122	66.4	247
Total	$73,537	73.0	$55,662	73.7	$17,875

The Nuclear Segment’s cost of goods sold for the twelve months ended December 31, 2009 increased $18,781,000 or 40.7%, which included the cost of goods sold of approximately $27,302,000 related to the CHPRC subcontract.  Cost of goods sold related to the CHPRC subcontract for the corresponding period of 2008 was approximately $5,584,000 since the subcontract did not officially commence until October 1, 2008.  The cost of goods sold for our Nuclear Segment included a reduction of approximately $787,000 recorded in the third quarter of 2009 in disposal/transportation costs resulting from a change in estimate related to accrued costs to dispose of legacy waste that were assumed as part of the acquisition of our PFNWR facility in June 2007.  The change in estimate was necessary due to our accumulation of new information that resulted in our identifying more efficient and cost effective ways to dispose of this waste.  Excluding the cost of goods sold of the CHPRC subcontract and the legacy waste adjustment, the Nuclear Segment costs decreased approximately $2,150,000 or 5.3% primarily in material and supplies, lab, and disposal/transportation expenses due to revenue mix.  In addition, salaries and payroll related expenses were also down due to the segment’s continued efforts to reduce costs.  The decrease was partially offset by higher bonus/incentive due to higher revenue.  In the Industrial Segment, the decrease of $1,153,000 or 15.5% was reflected in all areas due to reduction in revenue, especially in oil sales revenue.  This decrease was reduced by the expense of approximately $281,000 incurred in the fourth quarter of 2009 in connection with the environmental remediation reserve for PFSG (see “Environmental Contingencies” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding this reserve).  The Engineering Segment cost of goods sold increased approximately $247,000 or 11.6% due primarily to reduced allocation of internal labor hours to the Company’s Nuclear Segment. In 2008, the Engineering Segment had two large projects for our PFNWR facility, in addition to projects on the divestitures of certain of our Industrial Segment during the first half of 2008, which did not exist in 2009.  Included within cost of goods sold is depreciation and amortization expense of $4,445,000 and $4,612,000 for the years ended December 31, 2009 and 2008, respectively.

Gross Profit
Gross profit for the year ended December 31, 2009, was $7,297,000 higher than 2008, as follows:

(In thousands)	2009	% Revenue	2008	% Revenue	Change
Nuclear	$24,129	27.1	$15,258	24.9	$8,871
Industrial	1,997	24.1	3,512	32.1	(1,515)
Engineering	1,013	30.0	1,072	33.6	(59)
Total	$27,139	27.0	$19,842	26.3	$7,297

The Nuclear Segment gross profit increased $8,871,000, which included gross profit of approximately $6,924,000 on the CHPRC subcontract at our M&EC facility in addition to a reduction of approximately $787,000 in disposal/transportation costs recorded in the third quarter of 2009 resulting from a change in estimate related to accrued costs to dispose of legacy waste that were assumed as part of the acquisition of our PFNWR facility in June 2007 as mentioned above.  Gross profit related to the CHPRC subcontract for the corresponding period of 2008 was approximately $1,511,000 since the subcontract did not officially commence until October 1, 2008.  Excluding the gross profit from the CHPRC subcontract and the legacy disposal adjustment, Nuclear Segment gross profit increased approximately $2,671,000 or approximately 19.4%.  Gross margin also increased primarily due to revenue mix resulting from receipt of higher margin wastes.  In the Industrial Segment, gross profit and gross margin both decreased due to reduction in revenue, especially a 45.9% reduction in oil sales revenue which is a higher margin revenue stream.  The decrease in gross profit in the Engineering Segment was due primarily to reduced allocation of internal labor hours to our Nuclear Segment facilities as discussed above.

Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses decreased $464,000 for the year ended December 31, 2009, as compared to the corresponding period for 2008, as follows:
(In thousands)	2009	% Revenue	2008	% Revenue	Change
Administrative	$6,389	—	$5,677	—	$712
Nuclear	8,737	9.8	9,168	14.9	(431)
Industrial	2,036	24.6	2,685	24.5	(649)
Engineering	566	16.7	662	20.7	(96)
Total	$17,728	17.6	$18,192	24.1	$(464)

Our SG&A for the twelve months ended December 31, 2009, decreased approximately $464,000 or 2.6% over the corresponding period of 2008.  The increase in administrative SG&A was primarily the result of higher outside service expense resulting from business development and corporate consulting matters, audit and legal fees in connection with various company filings, subcontract services for information technology matters, higher Management Incentive Plan (“MIP”) compensation due to higher revenue and earnings, and higher stock compensation expense in connection with the extension of 270,000 fully vested non-qualified stock options to our Chief Operating Officer, who resigned from the position effective September 1, 2009.  Also, administrative SG&A was higher due to higher salaries and other payroll related expenses resulting from additional headcount at our corporate office as we centralized certain accounting functions to our corporate office in 2009.  The increase in salaries at our corporate office was offset by decrease in payroll expenses in certain of our other segments.   Nuclear Segment SG&A was down approximately $431,000 due mainly to lower salaries and payroll related expenses, travel expenses, outside service expenses for legal and consulting, and lower overall general expenses as the Segment continued its effort to reduce costs.  The decrease was partially offset by higher bad debt expense.  SG&A for the Industrial Segment decreased $649,000 due primarily to lower bonus/incentive due to reduced revenue, certain payroll related expense, and lower outside services expenses as we had certain permit compliance/renewal and legal matters in 2008 which did not occur in 2009.  The Engineering Segment’s SG&A expense decreased approximately $96,000 primarily due to decrease in salaries and payroll related expenses, travel, and outside service expenses.  Included in SG&A expenses is depreciation and amortization expense of $301,000 and $254,000 for the years ended December 31, 2009, and 2008, respectively.

Gain on Disposal of Property and Equipment
The gain on disposal of property and equipment in 2009 of $15,000 was primarily related to the sale of idle equipment at various facilities.  The gain on disposal of property and equipment in 2008 was primarily due to the sale of one of the properties at our PFO for $900,000 which resulted in gain of approximately $483,000.  The proceeds were used for our working capital.  This gain was offset by loss from disposal of idle equipment at our DSSI and M&EC facilities.

Asset Impairment Recovery
The asset impairment recovery for 2008 was the result of the re-evaluation of the fair value of Perma-Fix of Orlando, Inc.’s assets from the reclassification of the facility back into continuing operations during the third quarter of  2008 from discontinued operations.

Interest Income
Interest income decreased $81,000 for the year ended December 31, 2009, as compared to 2008.  The decrease was primarily the result of lower interest earned on the finite risk sinking fund due to lower interest rates.

Interest Expense
Interest expense increased $117,000 for the year ended December 31, 2009, as compared to the corresponding period of 2008.

(In thousands)	2009	2008	Change	%
PNC interest	$820	$508	$312	61.4
Other	837	1,032	(195)	(18.9)
Total	$1,657	$1,540	$117	7.6

The increase in interest expense for 2009 was due primarily to higher interest on our revolver and term note resulting from higher balances in addition to interest incurred on the $3,000,000 loan we entered into in May 2009 with Mr. Lampson and Mr. Rettig.  Our monthly average term loan balance was higher in 2009 resulting from the reload of our term note in August 2008 to $7,000,000.  In 2008, our average monthly term loan balance was significantly lower resulting from payments against the term note from proceeds received from the sale of certain of our Industrial Segment facilities.  Our average monthly revolver balance was higher in 2009 as compared to 2008 due to funding of our finite insurance policies, specifically for our PCB permit for our DSSI facility.  Interest expense was also higher in 2009 due to interest expense incurred on certain vendor invoices.  The increase in interest expense was partially offset by lower interest resulting from payoff of the KeyBank note in December 2008 at our PFNWR facility and payoff of our PDC note in May 2009 at our M&EC facility.

Interest Expense - Financing Fees
Interest expense-financing fees increased approximately $146,000 from 2008 to 2009 due primarily to debt discount amortized as financing fees in connection with the issuance of 200,000 shares of the Company’s Common Stock and two Warrants for purchase up to 150,000 shares of the Company’s Common Stock as consideration for the Company receiving a $3,000,000 loan from Mr. William Lampson and Mr. Diehl Rettig in May 2009.  The increase was partially offset by the reduction of monthly amortized financing fees associated with our original credit facility and subsequent amendments which became fully amortized in May 2008.

Income Taxes- Valuation Allowance
In accordance with ASC 740, “Income Taxes”, a valuation allowance is established against a deferred tax asset if, based on the available evidence, it is more likely than not that such assets will not be realized.  The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under the law.  We periodically assess the need for valuation allowances for deferred tax assets based on the ASC 740 more-likely than not realization threshold criterion.  In our assessment, we consider a number of factors including whether there is a historical pattern of consistent and significant profitability in combination with our assessment of forecasted profitability in the future periods.  Such patterns and forecasts allow us to determine whether our most significant deferred income tax assets, such as net operating losses, will be realizable in future years, in whole or in part.  These deferred income tax assets in particular will require us to generate taxable income in the applicable jurisdictions in future years in order to recognize their economic benefits.  As of December 31, 2008, we had concluded that insufficient evidence existed to support the recognition of any of our deferred income tax assets and, as such, a full valuation allowance was applied against our net deferred income tax asset.  As of December 31, 2009, however, facts and circumstances have changed to alter our conclusions and we have determined that it is more likely than not that approximately $2,192,000 of deferred income tax asset will be realized based, primarily, on profitable historic results and projections of future taxable income.  For the years ended December 31, 2009 and 2008, we had ($1,922,000) and $10,000, respectively, in income tax expense(benefit), as a result of a release in the valuation allowance against the deferred income tax asset and our alternative minimum tax liability at December 31, 2009.   Our net operating loss carryforwards have not been audited or approved by the Internal Revenue Service.

Summary - Years Ended December 31, 2008 and 2007

Net Revenue
Consolidated revenues from continuing operations increased $10,960,000 for the year ended December 31, 2008, compared to the year ended December 31, 2007, as follows:

(In thousands)	2008		% Revenue	2007		% Revenue	Change	% Change
Nuclear
Government waste	$19,050		25.3	$20,547		31.8	$(1,497)	(7.3)
Fluor Hanford	2,814	(1)	3.7	3,885	(2)	6.0	(1,071)	(27.6)
CHPRC	7,095	(1)	9.4	—		—	7,095	100.0
Hazardous/non-hazardous	3,973		5.3	5,068		7.9	(1,095)	(21.6)
Other nuclear waste	11,102		14.7	13,765		21.3	(2,663)	(19.3)
Acquisition 6/07 (PFNWR)	17,325	(1)	22.9	8,439	(2)	13.1	8,886	105.3
Total	61,359		81.3	51,704		80.1	9,655	18.7

Industrial
Commercial waste	5,495		7.3	5,699		8.8	(204)	(3.6)
Government services	814		1.1	1,653		2.6	(839)	(50.8)
Oil sales	4,642		6.1	3,090		4.8	1,552	50.2
Total	10,951		14.5	10,442		16.2	509	4.9

Engineering	3,194		4.2	2,398		3.7	796	33.2

Total	$75,504		100.0	$64,544		100.0	$10,960	17.0

 (1)  Revenue of $17,325,000 from PFNWR for 2008 includes approximately $14,505,000 relating to wastes generated by the federal government, either directly or indirectly as a subcontractor to the federal government.  Of the $14,505,000 in revenue, approximately $5,160,000 was from Fluor Hanford, a general contractor to the federal government and approximately $1,025,000 was from CHPRC, a general contractor to the federal government.  Revenue in 2008 from Fluor Hanford totaled approximately $7,974,000 or 10.6% of total consolidated revenue.  Revenue in 2008 from CHPRC totaled approximately $8,120,000 or 10.8% of total consolidated revenue.

(2)  Our PFNWR was acquired in June 2007.  Revenue of $8,439,000 from PFNWR for 2007 includes approximately $5,568,000 relating to wastes generated by the federal government, either directly or indirectly as a subcontractor to the federal government.  Of the $5,568,000 in revenue, approximately $3,100,000 was from Fluor Hanford, a general contractor to the federal government.  Revenue in 2007 from Fluor Hanford totaled approximately $6,985,000 or 10.8 % of total consolidated revenue.

The Nuclear Segment experienced a $9,655,000 increase in revenue for the year ended December 31, 2008 over the same period in 2007.  Total revenue within the Nuclear Segment included $17,325,000 of revenue at our PFNWR facility for the full year of 2008 as compared to $8,439,000 after the facility was acquired on June 13, 2007.  In addition, our revenue for the Nuclear Segment included revenue of $7,095,000 for our new subcontract awarded to us from CHPRC.  In the second quarter of 2008, we were awarded a subcontract by CHPRC to perform a portion of facility operations and waste management activities for the DOE Hanford, Washington Site.  The general contract awarded by the DOE to CHPRC and our subcontract provide for a transition period from August 11, 2008 through September 30, 2008, a base period from October 1, 2008 through September 30, 2013 and an option period from October 1, 2013 through September 30, 2018.  On October 1, 2008, operations of this subcontract commenced at the DOE Hanford Site.  Effective October 1, 2008, CHPRC also began management of waste activities under previous subcontracts with Fluor Hanford, DOE’s general contractor at the Hanford Site prior to CHPRC.  Excluding our revenue from PFNWR and CHPRC, revenue within our Nuclear Segment decreased approximately $6,326,000 or 14.6% as compared to the same period of 2007.  Excluding revenue from PFNWR and revenue from the CHPRC subcontract, revenue from government generators (which includes our subcontracts with Fluor Hanford) decreased $2,568,000 or 10.5% due primarily to overall lower government receipts.  For 2008, government agencies were operated under “Continuing Resolution” without finalized budgets due in part to the impending change in Administration, which had a negative impact on availability of funding for services offered by our Nuclear Segment.  We saw a decrease of approximately $1,071,000 or 27.6% in revenue from Fluor Hanford due to lower overall receipts and transition of revenue from Fluor Hanford to CHPRC effective October 1, 2008 (see “known Trends and Uncertainties – significant customers” in this section).  Revenue from hazardous and non-hazardous waste was down $1,095,000 or 21.6% due to lower volume of waste received offset by higher average prices per drum which increase approximately 38.5%.  The price change is primarily due to waste mix.  We also had three large event projects in 2007, while none occurred in 2008.  Other nuclear waste revenue decreased $2,663,000 or 19.3% as packaging and field service related revenue from LATA/Parallax Portsmouth contract from 2007 did not occur in 2008.  Revenue in our Industrial Segment increased $509,000 or 4.9% due primarily to higher oil sale revenue.  We saw an increase of approximately 52.6% in average price per gallon while volume only decreased 2.1%.  The increase in average price per gallon was attributed to the high global oil costs throughout most of 2008.  This increase in oil sale revenue was partially offset by lower government revenue resulting from termination of a government contract in July 2007.  Revenue in our Engineering Segment increased approximately $796,000 or 33.2% due primarily to the increase of billable hours of 29.0% caused by increase in external business, with the billability rate remaining fairly constant, a slight decrease of .3% from 2007 to 2008.

Cost of Goods Sold
Cost of goods sold increased $9,747,000 for the year ended December 31, 2008, as compared to the year ended December 31, 2007, as follows:
(In thousands)	2008	% Revenue	2007	% Revenue	Change
Nuclear	$35,143	79.8	$30,261	69.9	$4,882
Acquisition 6/07 (PFNWR)	10,958	63.2	5,109	60.5	5,849
Industrial	7,439	67.9	8,707	83.4	(1,268)
Engineering	2,122	66.4	1,638	68.3	484
Total	$55,662	73.7	$45,715	70.8	$9,947

Excluding the cost of goods sold of approximately $10,958,000 for the PFNWR facility, the Nuclear Segment’s cost of goods sold for the year ending December 31, 2008 were up approximately $4,882,000.  The $35,143,000 in cost of good sold in the Nuclear Segment (excluding PFNWR) includes cost of good sold of approximately $5,584,000 related to the CHPRC subcontract.  Excluding this $5,584,000 in cost of good sold, our remaining Nuclear Segment cost of goods sold decreased $702,000 or 2.3%.  Although receipts were down 41.6% as compared to prior year, cost as a percentage of revenue (excluding the CHPRC subcontract and PFNWR) increased to 80.0% from 69.9%. This reflects the mix of wastes received which was costlier to dispose.  In the Industrial Segment, cost of goods sold decreased $1,268,000 or 14.6% due primarily to reduced revenue from a government contract which terminated in July 2007.  This decrease was offset by higher cost of good sold related to material and supply purchases, especially raw oil purchases, the result of the increase in the global cost of oil throughout 2008.  Cost as a percentage of revenue decreased from 83.4% in 2007 to 67.9% due primarily to reduction in government receipts processed.  Total cost of good sold for the Industrial Segment decreased despite depreciation expenses of approximately $244,000 incurred as result of the reclassification of PFFL, PFO, and PFSG facilities as continuing operations.  The Engineering Segment costs increased $484,000 or 29.5% due primarily to increased revenue of 33.2%.  Included within cost of goods sold is depreciation and amortization expense of $4,612,000 and $3,918,000 for the year ended December 31, 2008 and 2007, respectively.

Gross Profit
Gross profit for the year ended December 31, 2008, was $1,013,000 higher than 2007, as follows:

(In thousands)	2008	% Revenue	2007	% Revenue	Change
Nuclear	$8,891	20.2	$13,004	30.1	$(4,113)
Acquisition 6/07 (PFNWR)	6,367	36.8	3,330	39.5	3,037
Industrial	3,512	32.1	1,735	16.6	1,777
Engineering	1,072	33.6	760	31.7	312
Total	$19,842	26.3	$18,829	29.2	$1,013

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

Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses increased $333,000 for the year ended December 31, 2008, as compared to the corresponding period for 2007, as follows:

(In thousands)	2008	% Revenue	2007	% Revenue	Change
Administrative	$5,677	—	$5,457	—	$220
Nuclear	6,785	15.4	7,512	17.4	(727)
Acquisition 06/07 (PFNWR)	2,383	13.8	1,483	17.6	900
Industrial	2,685	24.5	2,890	27.7	(205)
Engineering	662	20.7	517	21.6	145
Total	$18,192	24.1	$17,859	27.7	$333

Excluding the SG&A of our PFNWR facility, our Nuclear SG&A expenses decreased $727,000 or 9.8% in 2008 as compared to 2007.  The decrease within the Nuclear Segment (excluding PFNWR) was due to lower payroll, commission, travel related expenses, and general expenses due to headcount reduction resulting from decreased revenue.  The increase in administrative SG&A was primarily the result of higher stock option expenses as we granted 1,083,000 options to certain company officers and employees.  Such options were not granted in 2007.  In addition, legal fees were higher in 2008 due to the Company’s daily legal corporate matters and public corporate filings.  These increases were offset by lower director fees in 2008 as we had a one time fee payment of $160,000 to a member of our Board of Directors in 2007 as compensation for his service in negotiating the agreement in principal to resolve a certain legal matter with the EPA against our former PFD facility.  The decrease in SG&A in our Industrial Segment is due to lower payroll related expenses as we continue to streamline costs within the segment.  This decrease was offset by incremental depreciation expense incurred in 2008 of approximately $128,000 as a result of the reclassification of PFO, PFFL, and PFSG into continuing operations and higher bonus/commission expenses at PFFL due to higher revenue in 2008 as compared to 2007.  The Engineering Segment increase was the result of an increase in payroll related expenses but this increase was offset by a significant decrease in bad debt expense.  Included in SG&A expense is depreciation and amortization expense of $254,000 and $174,000 for the years ended December 31, 2008 and 2007, respectively.

Loss (Gain) on Disposal of Property and Equipment
The gain on disposal of property and equipment in 2008 is primarily due to the sale of one of the properties at our PFO for $900,000 which resulted in gain of approximately $483,000.  The proceeds were used for our working capital.  This gain was offset by loss on disposal of idle equipment at our DSSI and M&EC facilities.  The loss on disposal of property and equipment for 2007 was attributed mainly to the disposal of idle equipment at our M&EC, DSSI, and PFFL facilities.

Asset Impairment Recovery
In May 2007, our PFSG, PFO, and PFFL facilities met the held for sale criteria under FASB ASC 360, “Property, Plant, and Equipment”, as a result of our Board of Directors approving the divestiture of these facilities, which resulted in impairment losses of $1,329,000 and $507,000 for PFSG and PFO, respectively.   In September 2008, these facilities were reclassified back into continuing operations as a result of our Board of Directors approving the retention of these facilities.  In the third quarter of 2008, we reclassified one of the two properties at PFO as “net property and equipment held for sale” within our continuing operations in accordance with ASC 360.  We evaluated the fair value of PFO’s assets and as a result, recorded the $507,000 previously impairment loss as an asset impairment recovery.

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

Interest Expense
Interest expense increased $187,000 for the year ended December 31, 2008, as compared to the corresponding period of 2007.

(In thousands)	2008	2007	Change	%
PNC interest	$508	$702	$(194)	(27.6)
Other	1,032	651	381	58.5
Total	$1,540	$1,353	$187	13.8

The increase in 2008 was due primarily to higher interest resulting from external debt incurred from the acquisition of our PFNWR facility in June 2007, interest expense incurred from certain vendor invoices, and higher interest due to capitalized interest of approximately $144,000 in 2007 resulting from the completion of the “SouthBay” project in 2007 at our M&EC facility.  This increase was partially offset by lower interest from the reduction in term loan balance and the payoff of our term note from proceeds received from the sale of our three Industrial Segment facilities, PFTS, PFD, and PFMD, in addition to lower interest rate in 2008.

Interest Expense - Financing Fees
Interest expense-financing fees decreased approximately $59,000 from 2007 to 2008 due primarily to monthly amortized financing fees associated with PNC revolving credit and term note for our original debt and subsequent amendments which became fully amortized in May 2008.  This decrease was offset by financing fees paid to PNC for Amendment No. 12 which is being amortized over the term of the amendment, starting from August 2008 and ending July 2012.

Income Tax
We provided a valuation allowance on substantially all of our deferred tax assets.  We will continue to monitor the realizability of these net deferred tax assets and will reverse some or all of the valuation allowance as appropriate.  In making this determination, we consider a number of factors including whether there is a historical pattern of consistent and significant profitability in combination with our assessment of forecasted profitability in the future periods.  Such patterns and forecasts allow us to determine whether our most significant deferred tax assets such as net operating losses will be realizable in future years, in whole or in part.  These deferred tax assets in particular will require us to generate taxable income in the applicable jurisdictions in future years in order to recognize their economic benefits.  We do not believe that we have sufficient evidence to conclude that some or all of the valuation allowance on deferred tax assets should be reversed.  However, facts and circumstances could change in future years and at such point we may reverse the allowance as appropriate.  For the years ended December 31, 2008 and 2007, we had $0 and $0, respectively, in federal income tax expense, as a result of a 100% valuation allowance against the deferred tax asset and our alternative minimum tax liability at December 31, 2008, and $10 and $0, respectively, in state income taxes.   Our net operating loss carryforwards have not been audited or approved by the Internal Revenue Service.

Discontinued Operations and Divestitures
Our discontinued operations encompass our Perma-Fix of Maryland, Inc. (“PFMD”), Perma-Fix of Dayton, Inc. (“PFD”), and Perma-Fix Treatment Services, Inc. (“PFTS”) facilities within our Industrial Segment, as well as three previously shut down locations, Perma-Fix of Pittsburgh, Inc. (“PFP”), Perma-Fix of Michigan, Inc. (“PFMI”), and Perma-Fix of Memphis, Inc. (“PFM”), three facilities which were approved as discontinued operations by our Board of Directors effective November 8, 2005, October 4, 2004, and March 12, 1998, respectively,

Our Perma-Fix of Memphis, Inc. facility was reclassed back into discontinued operations from continuing operations in the fourth quarter of 2009.  As noted above, PFM was approved as a discontinued operation by our Board on March 12, 1998.  This decision was the result of an explosion at the facility in 1997, which significantly disrupted its operations and the high costs required to rebuild its operations.  PFM had been reported as a discontinued operation until 2001.  In 2001, the facility was reclassified back into continuing operations as we had no other facilities classified as discontinued operations and its impact on our financial statements was de minimis.  As of December 31, 2009, we reclassified PFM back into discontinued operations for all periods presented in accordance with ASC 360, “Property, Plant, and Equipment”.

As previously reported, we completed the sale of substantially all of the assets of PFMD, PFD, PFTS, on January 8, 2008, March 14, 2008, and May 30, 2008, respectively.

Our discontinued Industrial Segment facilities generated revenues of $0, $3,195,000, and $19,965,000, for the years ended December 31, 2009, 2008, and 2007, respectively, and had net income of $50,000 and $926,000 for years ended December 31, 2009 and 2008, respectively, and net loss of $6,850,000 for the year ended December 31, 2007.   Our net loss in 2007 included impairment losses of $2,727,000 and $1,804,000 for PFD and PFTS, respectively.  Our net income for 2008 included a gain on disposal of discontinued operations, net of taxes, of $2,323,000. Our “income from discontinued operations” on the Consolidated Statement of Operations for the twelve months ended December 31, 2009, included a recovery of approximately $400,000 in closure cost for PFTS recorded in the first quarter of 2009.  In connection with the divestiture of PFTS above, the buyer of PFTS’s assets was required to replace our financial assurance bond with its own financial assurance mechanism for facility closures.  Our financial assurance bond for PFTS was required to remain in place until the buyer has provided replacement coverage.  On March 24, 2009, the appropriate regulatory authority authorized the release of our financial assurance bond for PFTS which resulted in the recovery of these closure costs.  Our income from discontinued operations for the twelve months ended December 31, 2009, also included approximately $115,000 in abated interest in connection with an excise tax audit for fiscal years 1999 to 2006 for PFTS.  In the second quarter of 2009, we recorded approximately $119,000 in interest expense in connection with this excise tax audit. Additionally, we had a tax benefit of approximately $76,000 primarily due to a release of a portion of valuation allowance related to our deferred tax asset at PFMI.

Assets related to discontinued operations total $825,000 and $761,000 as of December 31, 2009, and 2008, respectively, and liabilities related to discontinued operations total $2,426,000 and $3,531,000 as of December 31, 2009 and 2008, respectively.

Non Operational Facilities
As noted previously, the Industrial Segment includes three previously shut-down facilities.  These facilities include PFP, PFMI, and PFM.  Our decision to discontinue operations at PFP was due to our reevaluation of the facility and our inability to achieve profitability at the facility.  During February 2006, we completed the remediation of the leased property and the equipment at PFP, and released the property back to the owner.  Our decision to discontinue operations at PFMI was principally a result of two fires that significantly disrupted operations at the facility in 2003, and the facility’s continued drain on the financial resources of our Industrial Segment.  As a result of the discontinued operations at the PFMI facility, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006.  In September 2006, PFMI signed a Corrective Action Consent Order with the State of Michigan, requiring performance of studies and development and execution of plans related to the potential clean-up of soils in portions of the property.  The level and cost of the clean-up and remediation are determined by state mandated requirements.  During 2006, based on state-mandated criteria, we began implementing the modified methodology to remediate the facility.  In 2009, we incurred remediation expenditure of $109,000.  We have $128,000 accrued for the closure, as of December 31, 2009, and we anticipate spending $102,000 in 2010 with the remainder over the next four years.  We reduced our accrual by $300,000 in the fourth quarter of 2009, as a result of a field investigation and draft Remedial Action Plan which identified substantial reductions in the anticipated cost of the completion of the remedial site.  Based on the current status of the Corrective Action, we believe that the remaining reserve is adequate to cover the liability.

As part of our acquisition of PFM in 1993, we assumed certain liabilities relative to the removal of contaminated soil and to undergo groundwater remediation at the facility. Prior to our ownership of PFM, the owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities.  The groundwater remediation at this facility has been ongoing since approximately 1990.  With approval of a remediation approach in 2006, PFM began final remediation of this facility in 2007.  In 2008, we completed all soil remediation with the exception of that associated with the groundwater remediation.  In 2009, we incurred remediation expenditure of $137,000.  In 2009, we also increased our reserve by approximately $300,000 in the fourth quarter of 2009, a result of increase in costs associated with delays in receipt of the Corrective Action Permit.    As of December 31, 2009, we have $439,000 accrued for the closure, which we anticipate spending over the next six years.

Our PFMI has a pension payable of $947,000 as of December 31, 2009.  The pension plan withdrawal liability is a result of the termination of the union employees of PFMI.  The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST.  The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month, including interest at 8% per annum, over an eight year period.  This obligation is recorded as a long-term liability, with a current portion of $199,000 that we expect to pay over the next year.

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

At December 31, 2009, we had cash of $141,000.  The following table reflects the cash flow activities during 2009.

(In thousands)	2009
Cash provided by continuing operations	$9,089
Cash used in discontinued operations	(591)
Cash used in investing activities of continuing operations	(6,367)
Cash provided by investing activities of discontinued operations	11
Cash used in financing activities of continuing operations	(2,130)
Increase in cash	$12

We are in a net borrowing position and therefore attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense.  We utilize a centralized cash management system, which includes a remittance lock box and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility or the Money Market account, if applicable.  The cash balance at December 31, 2009, primarily represents minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities
Accounts Receivable, net of allowances for doubtful accounts, totaled $13,141,000, a decrease of $275,000 over the December 31, 2008, balance of $13,416,000.  The Nuclear Segment experienced an increase of approximately $228,000 due primarily to increase invoicing resulting from increase in revenue.  This increase was offset by our improved collection efforts.  The Industrial Segment experienced a decrease of approximately $616,000 due primarily to a decrease in revenue.  The Engineering Segment experienced an increase of approximately $113,000 due mainly to increases in revenue.

Unbilled receivables are generated by differences between invoicing timing and the percentage of completion methodology used for revenue recognition purposes.  As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue.  We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables.  The timing differences occur for several reasons:  partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal.   The difference also occurs due to our end disposal sites requirement of pre-approval prior to our shipping waste for disposal and our contract terms with the customer that we dispose of the waste prior to invoicing.  These delays usually take several months to complete.  As of December 31, 2009, unbilled receivables totaled $12,360,000, a decrease of $4,602,000 from the December 31, 2008, balance of $16,962,000, which reflects our continued efforts to reduce this balance.   The delays in processing invoices, as mentioned above, usually take several months to complete but are normally considered collectible within twelve months.  However, as we now have historical data to review the timing of these delays, we realize that certain issues, including but not limited to delays at our third party disposal site, can exacerbate collection of some of these receivables greater than twelve months.  Therefore, we have segregated the unbilled receivables between current and long term.  The current portion of the unbilled receivables as of December 31, 2009 is $9,858,000, a decrease of $3,246,000 from the balance of $13,104,000 as of December 31, 2008.  The long term portion as of December 31, 2009 is $2,502,000, a decrease of $1,356,000 from the balance of $3,858,000 as of December 31, 2008.

As of December 31, 2009, total consolidated accounts payable was $4,927,000, a decrease of $6,149,000 from the December 31, 2008, balance of $11,076,000.  The decrease was due primarily to improved payments of our vendor invoices as a result of improved cash from operations and revolver availability.  We continue to negotiate and manage payment terms with our vendors to maximize our cash position throughout all segments.

Accrued Expenses as of December 31, 2009, totaled $6,478,000, a decrease of $2,418,000 over the December 31, 2008, balance of $8,896,000.  Accrued expenses are made up of accrued compensation, interest payable, insurance payable, certain tax accruals, and other miscellaneous accruals.  The decrease was primarily due payoff of approximately $2,225,000 in interest on the PDC note in May 2009.

Disposal/transportation accrual as of December 31, 2009, totaled $2,761,000, a decrease of $3,086,000 over the December 31, 2008 balance of $5,847,000.  The decrease was mainly attributed to the processing of legacy waste at PFNWR facility.  In addition, we reduced the disposal/transportation accrual by approximately $787,000 in the third quarter of 2009 as a result of our re-estimate of the cost to dispose of the legacy waste which was part of our acquisition of PFNWR and PFNW in June 2007.

Our working capital position at December 31, 2009 was $1,490,000, which includes working capital of our discontinued operations, as compared to a working capital deficit of $3,886,000 as of December 31, 2008.  In 2009, we made significant progress in improving our working capital primarily by paying down our current liabilities from funds generated from operations.

Investing Activities
During 2009, our purchases of capital equipment totaled approximately $1,643,000 of which $125,000 was financed, resulting in total net purchases of $1,518,000.  These expenditures were for improvements to operations primarily within the Nuclear and Industrial Segments.  These capital expenditures were funded by the cash provided by both operations and financing activities. We have budgeted approximately $2,000,000 for 2010 capital expenditures for our segments to expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements.  Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether.  We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount.  The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

In June 2003, we entered into a 25-year finite risk insurance policy with Chartis, a subsidiary of American International Group, Inc. (“AIG”) (see “Part I, Item 1A. – Risk Factors” for certain potential risk related to AIG), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure.  Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations.  The policy provided an initial maximum $35,000,000 of financial assurance coverage and has available capacity to allow for annual inflation and other performance and surety bond requirements.  Our initial finite risk insurance policy required an upfront payment of $4,000,000, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account.  We are required to make seven annual installments, as amended, of $1,004,000, of which $991,000 is to be deposited in the sinking fund account, with the remaining $13,000 represents a terrorism premium.  In addition, we are required to make a final payment of $2,008,000, of which $1,982,000 is to be deposited in the sinking fund account, with the remaining $26,000 represents a terrorism premium.  In March 2009, we paid our sixth of the eight required remaining payments.  In March 2009, we secured additional financial assurance coverage of approximately $5,421,000 with Chartis which enabled our Diversified Scientific Services, Inc. (“DSSI”) facility to receive and process wastes under an authorization issued by the U.S. Environment Protection Agency (“EPA”) Region 4 on November 26, 2008 to commercially store and dispose of Polychlorinated Biphenyls (“PCBs”).  We secured this additional financial assurance coverage requirement by increasing our initial 25-year finite risk insurance policy with Chartis from maximum policy coverage of $35,000,000 to $39,000,000, of which our total financial coverage amounts to $35,869,000 as December 31, 2009.  Payment for this additional financial assurance coverage requires a total payment of approximately $5,219,000, consisting of an upfront payment of $2,000,000 made on March 6, 2009, of which approximately $1,655,000 was deposited into a sinking fund account, with the remaining representing fee payable to Chartis.  In addition, we are required to make three yearly payments of approximately $1,073,000 payable starting December 31, 2009, of which $888,000 will be deposited into a sinking fund account, with the remaining to represent fee payable to Chartis.

As of December 31, 2009, we have recorded $9,639,000 in our sinking fund related to the policy noted above on the balance sheet, which includes interest earned of $805,000 on the sinking fund as of December 31, 2009.  Interest income for the twelve months ended December 31, 2009, was approximately $75,000.  On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract.  If we so elect, the Insurer is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility, which we acquired in June 2007, with Chartis, a subsidiary of AIG.  The policy provides an initial $7,800,000 of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8,200,000.  The policy will renew automatically on an annual basis at the end of the four year term and will not be subject to any renewal fees.  The policy requires total payment of $7,158,000, consisting of an initial payment of $1,363,000 and two annual payments of $1,520,000, payable by July 31, 2008 and July 31, 2009, and an additional $2,755,000 payment to be made in five quarterly payments of $551,000 beginning September 2007.  In July 2007, we paid the initial payment of $1,363,000, of which $1,106,000 represented premium on the policy and the remaining was deposited into a sinking fund account.  We have made both of the annual payments of $1,520,000, of which one annual payment was made in the third quarter of 2009.  For each of the $1,520,000 payments, $1,344,000 was deposited into a sinking fund account and the remaining represented premium.   We have made all of the five quarterly payments which were deposited into a sinking fund.  As of December 31, 2009, we have recorded $5,841,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $141,000 on the sinking fund as of December 31, 2009.  Interest income for the twelve months ended December 31, 2009 totaled $69,000.

Financing Activities
We entered into a Revolving Credit, Term Loan and Security Agreement (“Agreement”) with PNC Bank, National Association, a national banking association (“PNC”) acting as agent (“Agent”) for lenders, and as issuing bank.  The Agreement provided for a term loan (“Term Loan”) in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on November 27, 2008, as amended.  The Agreement also provided for a revolving line of credit (“Revolving Credit”) with a maximum principal amount outstanding at any one time of $18,000,000.  The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary.  As of December 31, 2009, the excess availability under our revolving credit was $11,535,000 based on our eligible receivables.

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

On March 5, 2009, we entered into another Amendment with PNC Bank to our Agreement.  This Amendment increased our borrowing availability by approximately an additional $2,200,000.  In addition, pursuant to the Amendment, monthly interest due on our revolving line of credit was amended from prime plus 1/2% to prime plus 2.0% and monthly interest due on our Term Loan was amended from prime plus 1.0% to prime plus 2.5%.  The Company also has the option to pay monthly interest due on the revolving line of credit by using the London Interbank Offer Rate (“LIBOR”), with the minimum floor base LIBOR rate of 2.5%, plus 3.0% and to pay monthly interest due on the Term Loan using the minimum floor base LIBOR rate of 2.5%, plus 3.5%.  In addition, the Amendment also allowed us to retain funds received from the sale of our PFO property.  All other terms and conditions to the credit facility remain principally unchanged.  Funds made available under this Amendment were used to secure the additional financial assurance coverage needed by our DSSI subsidiary to operate under an authorization issued by the EPA on November 26, 2008 to treat and dispose of PCBs as discussed previously.

Additionally, on January 25, 2010, we entered into another Amendment with PNC Bank, which amends the interest rate to be paid under the LIBOR option.  Under this Amendment, we and PNC agreed to lower the floor on the LIBOR interest rate option by 150 basis points to 1.0% from 2.5%, allowing for minimum interest rate floor under the LIBOR option on the outstanding balances of our term loan and revolving line of credit of 4.5% and 4.0%, respectively.  The prime rate option of prime plus 2.5% and 2.0% in connection with our term loan and revolving line of credit, respectively, was not changed under the Amendment.  All other terms of the Loan Agreement, as amended prior to the Amendment, remain principally unchanged.

Our credit facility with PNC Bank contains certain financial covenants, along with customary representations and warranties.  A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility triggering our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit.  We have met our financial covenants in each of the quarters in 2009 and we expect to meet our financial covenants in 2010 and beyond.  The following table illustrates the most significant financial covenants under our credit facility and reflects the quarterly compliance required by the terms of our senior credit facility as of December 31, 2009:

	Quarterly	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(Dollars in thousands)	Requirement	Actual	Actual	Actual	Actual
Senior Credit Facility
Fixed charge coverage ratio	1:25:1	2:01:1	1:63:1	2:11:1	2:79:1
Minimum tangible adjusted net worth	$30,000	$51,065	$51,878	$55,229	$61,168

In connection with our acquisition of M&EC, M&EC issued a promissory note in the principal amount of $3,700,000, together with interest at an annual rate equal to the applicable law rate pursuant to Section 6621 of the Internal Revenue Code, to Performance Development Corporation (“PDC”), dated June 25, 2001, for monies advanced to M&EC by PDC and certain services performed by PDC on behalf of M&EC prior to our acquisition of M&EC.  The principal amount of the promissory note was payable over eight years on a semiannual basis on June 30 and December 31, with a final principal payment to be made by December 31, 2008.  All accrued and unpaid interest on the promissory note was payable in one lump sum on December 31, 2008.  PDC directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC’s obligations to the IRS.  On December 29, 2008, M&EC and PDC entered into an amendment to the promissory note, whereby the outstanding principal and accrued interest due under the promissory note totaling approximately $3,066,000 is to be paid in the following installments:  $500,000 payment to be made by December 31, 2008 and five monthly payment of $100,000 to be made starting January 27, 2009, with the balance consisting of accrued and unpaid interest due on June 30, 2009.  We made the $500,000 payment on December 31, 2008, with the remaining balance consisting of interest only.    On May 13, 2009, we paid the outstanding balance of approximately $2,225,000, which consisted of interest only, on the PDC promissory note directly to the IRS which satisfied M&EC’s obligations to PDC in full.

In conjunction with our acquisition of PFNWR, we agreed to pay shareholders of Nuvotec that qualified as accredited investors, pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, including Robert Ferguson, who resigned as a member of our Board of Directors effective February 27, 2010, $2,500,000, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest is accrued on the outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.  In June 2009, we paid the first principal installment of $833,333, along with accrued interest.  Interest paid as of December 31, 2009 totaled $422,000, of which $206,000 was paid in June 2009.  Interest accrued as of December 31, 2009 totaled approximately $69,000.  See “Related Party Transactions” in this Management and Discussion Analysis of Financial Condition and Results of Operations” regarding Mr. Robert Ferguson.

On May 8, 2009, the Company entered into a Loan and Securities Purchase Agreement (“Agreement”) with William N. Lampson and Diehl Rettig (collectively, the “Lenders”).  Mr. Lampson was formerly a major shareholder of Nuvotec USA, Inc. (n/k/a Perma-Fix Northwest, Inc. (“PFNW”)) and its wholly owned subsidiary, Pacific EcoSolutions, Inc. (n/k/a Perma-Fix Northwest Richland, Inc. (“PFNWR”)) prior to our acquisition of PFNW and PFNWR, and Mr. Rettig was formerly a shareholder of, and counsel for, Nuvotec USA, Inc. and its subsidiaries at the time of our acquisition and following the acquisition has continued to perform certain legal services for PFNWR.  Both of the Lenders are also stockholders of the Company having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  Under the Agreement, we entered into a Promissory Note (“Note”) with the Lenders in the amount of $3,000,000, which was used primarily to pay off the promissory note, dated June 25, 2001, as amended on December 28, 2008, entered into by our M&EC subsidiary with PDC as mentioned previously, with the remaining funds used for working capital purposes.  The Note provides for monthly principal repayment of approximately $87,000 plus accrued interest, starting June 8, 2009, and on the 8th day of each month thereafter, with interest payable at LIBOR plus 4.5%, with LIBOR at least 1.5%.  Any unpaid principal balance along with accrued interest is due May 8, 2011.  We paid approximately $22,000 in closing costs for the Note which is being amortized over the terms of the note.  The Note may be prepaid at anytime by the Company without penalty.  As consideration of the Company receiving this loan, we issued a Warrant to Mr. Lampson and a Warrant to Mr. Diehl to purchase up to 135,000 and 15,000 shares, respectively, of the Company’s Common Stock (“Warrant Shares”) at an exercise price of $1.50 per share.  The Warrants are exercisable six months from May 8, 2009 and expire two years from May 8, 2009.  We estimated the fair value of the Warrants to be approximately $190,000 using the Black-Scholes option pricing model with the following assumption:  70.47% volatility, risk free interest rate of 1.0%, an expected life of two years and no dividends.  We also issued an aggregate of 200,000 shares of the Company’s Common Stock with Mr. Lampson receiving 180,000 shares and Mr. Rettig receiving 20,000 shares of the Company’s Common Stock (“Shares”).  We determined the fair value of the 200,000 shares of Common Stock to be $476,000 which was based on the closing price of the stock of $2.38 per share on May 8, 2009.  The fair value of the Warrants and Common Stock was recorded as a debt discount and is being amortized over the term of the loan as interest expense – financing fees.  Debt discount amortized as of December 31, 2009 totaled approximately $216,000.  The Principal balance outstanding as of December 31, 2009 totaled approximately $1,938,000 which is net of the debt discount recorded of $666,000 and amortized as noted above.

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

Pursuant to the merger agreement relating to our acquisition of PFNW and PFNWR in June 2007, we are required to pay to those former shareholders of PFNW immediately prior to our acquisition, which includes Robert L. Ferguson (“Ferguson”), who resigned as a member of our Board of Directors effective February 27, 2010,  an earn-out amount upon meeting certain conditions for each fiscal period ending June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011, with the aggregate earn-out amount to be paid by us not to exceed the sum of $4,552,000, as amended (See “Related Party Transaction” in this section for information regarding Mr. Ferguson).  Under the agreement, the earn-out amount to be paid for any particular fiscal year is to be an amount equal to 10% of the amount that the revenues of our nuclear business (as defined) for such fiscal year exceeds the budgeted amount of revenues for our nuclear business for that particular period, with the first $1,000,000 being placed in an escrow account for a period of two years from the date that the full $1,000,000 is placed in escrow for losses suffered or to be suffered by us, PFNW, and PFNWR under the sellers’ and its shareholders’ indemnification obligations.  No earn-out was required to be paid for fiscal 2008, and for 2009 we were required to pay an earn-out of approximately $734,000, which was recorded as an increase to goodwill for PFNWR in the second quarter of 2009.  Under the merger agreement, the former shareholders established a liquidating trust in which Ferguson and William Lampson (“Lampson”) were appointed trustees and were further appointed as representatives of the former shareholders in connection with matters arising under the merger agreement.  Prior to payment of the earn-out amount of approximately $734,000 for fiscal year 2009, we negotiated an amendment to the merger agreement with Ferguson and Lampson (as representatives for the former shareholders and as trustees under the liquidating trust) and the paying agent for the former shareholders and entered into an amendment that provides as follows:

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

During 2009, we issued an aggregate of 357,822 shares of our Common Stock upon exercise of 347,822 employee stock options, at exercise prices ranging from $1.25 to $1.86 and 10,000 outside director options, at exercise price of $1.25. Total proceeds received during 2009 related to option exercises totaled approximately $631,000.

In summary, funds generated primarily from our operations have positively impacted our working capital in 2009.  We continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions for our Segments.  Although there are no assurances, we believe that our cash flows from operations and our available liquidity from our line of credit are sufficient to service the Company’s current obligations.

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

		Payments due by period
Contractual Obligations	Total	2010	2011- 2012	2013 - 2014	After 2014
Long-term debt (1)	$12,831	$3,050	$9,726	$55	$—
Interest on fixed rate long-term debt (2)	206	137	69	—	—
Interest on variable rate debt (3)	994	486	508	—	—
Operating leases	1,659	652	743	264	—
Finite risk policy (4)	6,231	3,150	3,081	—	—
Pension withdrawal liability (5)	947	199	447	301	—
Environmental contingencies (6)	1,727	526	557	282	362
Earn Out Amount - PFNWR (7)	—	—	—	—	—
Purchase obligations (8)	—	—	—	—	—
Total contractual obligations	$24,595	$8,200	$15,131	$902	$362

(1)
Amount excludes debt discount recorded and amortized of approximately $128,000 for the two Warrants and $322,000 for the 200,000 shares of the Company Stock issued in connection with the $3,000,000 loan between the Company and Mr. William Lampson and Mr. Diehl Rettig.  See Liquidity and Capital Resources – Financing activities earlier in this Management’s Discussion and Analysis for further discussion on the debt discount.

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

(3)
We have variable interest rates on our Term Loan and Revolving Credit of 2.5% and 2.0% over the prime rate of interest, respectively, as amended, or variable interest rates on our Term Loan and Revolving Credit of 3.5% and 3.0%, respectively, over the minimum floor base LIBOR of 1.0%, as amended, and as such we have made certain assumptions in estimating future interest payments on this variable interest rate debt. Our calculation of interests on our Term Loan and Revolving Credit was estimated using the more favorable LIBOR option and we assumed an increase of 1/2% over the minimum LIBOR of 1.0% in each of the years 2010 through July 2012.  In addition, we have a $3,000,000 promissory note with Mr. William Lampson and Mr. Diehl Rettig which pays interest at LIBOR plus 4.5%, with LIBOR of at least 1.5%.  We also assumed an increase of 1/2% over the minimum LIBOR of 1.5% in calculating interests on the loan.

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

Allowance for Doubtful Accounts.  The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that are uncollectible.  We regularly review all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balances that are uncollectible.  Specific accounts that are deemed to be uncollectible are reserved at 100% of their outstanding balance.  The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for balances 91-120 days and 40% for balances over 120 days aged), based on a historical valuation, that allows us to calculate the total reserve required. This allowance was approximately 0.3% of revenue for 2009 and 2.2%, of accounts receivable as of December 31, 2009.  Additionally, this allowance was approximately 0.4% of revenue for 2008 and 2.4% of accounts receivable as of December 31, 2008.

Intangible Assets.  Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net identifiable assets acquired  or goodwill and the recognized value of the permits required to operate the business.  We continually reevaluate the propriety of the carrying amount of permits and goodwill to determine whether current events and circumstances warrant adjustments to the carrying value.  We test each Segment’s (or Reporting Unit’s) goodwill and permits, separately, for impairment, annually as of October 1.  Our annual impairment test as of October 1, 2009 and 2008 resulted in no impairment of goodwill and permits.  The methodology utilized in performing this test estimates the fair value of our operating segments using a discounted cash flow valuation approach.  Those cash flow estimates incorporate assumptions that marketplace participants would use in their estimates of fair value.  The most significant assumptions used in the discounted cash flow valuation regarding each of the Segment’s fair value in connection with goodwill valuations are:  (1) detailed five year cash flow projections, (2) the risk adjusted discount rate, and (3) the expected long-term growth rate.  The primary drivers of the cash flow projection in 2009 include sales revenue and projected margin which are based on our current revenue, projected government funding as it relates to our existing government contracts and future revenue expected as part of the government stimulus plan.  The risk adjusted discount rate represents the weighted average cost of capital and is established based on (1) the 20 year risk-free rate, which is impacted by events external to our business, such as investor expectation regarding economic activity, (2) our required rate of return on equity, and (3) the current after tax rate of return on debt.  In valuing our goodwill for 2009, risk adjusted discount rate of 19% was used for the Nuclear and Industrial Segment and 16% for our Engineering Segment.  As of October 1, 2009, the fair value of our reporting units exceeds carrying value by approximately $19,869,000, $887,000, and $2,584,000 for the Nuclear, Engineering, and Industrial Segment, respectively.

In the fourth quarter of 2009, we reclassified approximately $806,000 in costs incurred from 2005 to 2007 from our Perma-Fix of Florida’s (“PFF”) construction in process account to permit.  These costs were originally incurred in connection with a major capital project at PFF, which has been placed on hold indefinitely.  Upon further evaluation and analysis of the costs related to this project, we determined that the $806,000 in costs incurred were related directly to the expansion of our operating permit at PFF, which we  included in our annual intangible asset valuation review conducted as of October 1, 2009.  We also reclassified this adjustment to our prior period balance sheets to reflect these costs as permit in process and permit in the appropriate years since as of December 31, 2005.  We did not amend our filings as this correction was not considered material to the Consolidated Balance Sheet and had no impact on our Consolidated Statement of Operations, income per share, accumulated deficit or our cash flows.  In addition, this correction would not have resulted in impairment charges from our annual intangible asset valuation reviews conducted since October 1, 2005.

Intangible assets that have definite useful lives are amortized using the straight-line method over the estimated useful lives and are excluded from our annual intangible asset valuation review conducted as of October 1.  On November 26, 2008, the U.S. EPA Region 4 issued an authorization to DSSI to commercially store and dispose of radioactive PCBs.  DSSI began the permitting process to add Toxic Substances Control Act (“TSCA”) regulated wastes, namely PCBs, containing radioactive constituents to its authorization in 2004 in order to meet the demand for the treatment of government and commercially generated radioactive PCB wastes. Waste operation under this authorization commenced in the first quarter of 2009.  Costs incurred in connection with this authorization in the amount of approximately $545,000 were capitalized in Permits in the first quarter of 2009 and are being amortized over a ten year period in accordance with its estimated useful life.

Property and Equipment
Property and equipment expenditures are capitalized and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes, while accelerated depreciation methods are principally used for income tax purposes.  Generally, annual depreciation rates range from ten to forty years for buildings (including improvements and asset retirement costs) and three to seven years for office furniture and equipment, vehicles, and decontamination and processing equipment.  Leasehold improvements are capitalized and amortized over the lesser of the term of the lease or the life of the asset.  Maintenance and repairs are charged directly to expense as incurred.  The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss from sale or retirement is recognized in the accompanying consolidated statements of operations. Renewals and improvement, which extend the useful lives of the assets, are capitalized.  We include within buildings, asset retirement obligations, which represents our best estimates of the cost to close, at some undetermined future date, our permitted and/or licensed facilities.  In 2008, due to change in estimate of the costs to close our DSSI and PFNWR facility based on federal/state regulatory guidelines, we increased our asset retirement obligation by $726,000 and $373,000 for our DSSI and PFNWR facility, respectively, which has been depreciated prospectively over the remaining life of the asset.  In the first quarter of 2009, we increased our asset retirement obligation for our DSSI facility by $1,980,000 due to the change in estimate of the costs to close our DSSI facility based on federal/state regulatory guidelines as result of an authorization that we received from the U.S. EPA Region 4 in November 2008 to treat PCB wastes.  In the fourth quarter of 2009, we also increased our asset retirement obligation for our PFSG facility by $158,000 based on change in estimates of the costs to close this facility based federal/state regulatory guidelines.  Adjustments to the asset retirement obligations for these facilities are being depreciated prospectively over the remaining of the asset, in accordance with Accounting Standards Codification (“ASC”) 410, “Asset Retirement and Environmental Obligations”.

In accordance with ASC 360, “Property, Plant, and Equipment”, long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

In 2007, as result of the approved divestiture of our Industrial Segment by our Board of Directors and in accordance with ASC 360, we recorded $2,727,000 and $1,804,000 in tangible asset impairment loss for PFD and PFTS, respectively, which were included in “loss from discontinued operations, net of taxes” on our Consolidated Statements of Operations for the year ended December 31, 2007.

In September 2008, our Board of Directors approved retaining our Industrial Segment facilities/operations at PFFL, PFSG, and PFO.  As a result of this decision, we reclassified these three facilities/operations back into our continuing operations.  Asset impairment losses of $1,329,000 and $507,000 were recorded in 2007 for PFSG and PFO, respectively, and were reclassified and included in “Asset impairment loss” in our Consolidated Statements of Operations for the year ended December 31, 2007.  During the third quarter of 2008, we classified one of the two properties at PFO as “net property and equipment held for sale” within our continued operations in the Consolidated Balance Sheets in accordance to ASC 360.  We evaluated the fair value of PFO’s assets and as a result, recorded a credit of $507,000 related to the recovery of previous impairment charges for PFO, which was included in “Asset Impairment Recovery” on the Consolidated Statements of Operations for the year ended December 31, 2008.  On December 23, 2008, we sold the property at PFO for $900,000 in cash resulting in a gain of $483,000.

Accrued Closure Costs. Accrued closure costs represent a contingent environmental liability to clean up a facility in the event we cease operations in an existing facility.  The accrued closure costs are estimates based on guidelines developed by federal and/or state regulatory authorities under Resource Conservation and Recovery Act (“RCRA”).  Such costs are evaluated annually and adjusted for inflationary factors (for 2009, the average inflationary factor was approximately 2.4%) and for approved changes or expansion to the facilities. Increases or decreases in accrued closure costs resulting from changes or expansions at the facilities are determined based on specific RCRA guidelines applied to the requested change.  This calculation includes certain estimates, such as disposal pricing, external labor, analytical costs and processing costs, which are based on current market conditions.

Accrued Environmental Liabilities. We have four remediation projects currently in progress.  The current and long-term accrual amounts for the projects are our best estimates based on proposed or approved processes for clean-up.  The circumstances that could affect the outcome range from new technologies that are being developed every day to reduce our overall costs, to increased contamination levels that could arise as we complete remediation which could increase our costs, neither of which we anticipate at this time.  In addition, significant changes in regulations could adversely or favorably affect our costs to remediate existing sites or potential future sites, which cannot be reasonably quantified.  In connection with the sale of our PFD facility in March 2008, the Company retained the environmental liability for the remediation of an independent site known as EPS.  This liability was assumed by the Company as a result of the original acquisition of the PFD facility.  In connection with the sale of our PFTS facility in May 2008, the remaining environmental reserve of approximately $35,000 was recorded as a “gain on disposal of discontinued operation, net of taxes” in the second quarter of 2008 on our “Consolidated Statement of Operations” as the buyer has assumed any future on-going environmental monitoring.  The environmental liabilities of PFM, PFMI, PFSG, and PFD remain the financial obligations of the Company.

Disposal/Transportation Costs. We accrue for waste disposal based upon a physical count of the waste at each facility at the end of each accounting period.  Current market prices for transportation and disposal costs are applied to the end of period waste inventories to calculate the disposal accrual.  Costs are calculated using current costs for disposal, but economic trends could materially affect our actual costs for disposal. As there are limited disposal sites available to us, a change in the number of available sites or an increase or decrease in demand for the existing disposal areas could significantly affect the actual disposal costs either positively or negatively.

Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”.  ASC 718 establishes accounting standards for entity exchanges of equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards which requires subjective assumptions.  Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield.  The Company’s expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and post-vesting data.  Our computation of expected volatility is based on the Company’s historical volatility from our traded Common Stock over the expected term of the option grants.  The interest rate for periods within the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

We recognize stock-based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant.  ASC 718 requires that stock-based compensation expense be based on options that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We have generally estimated forfeiture rate based on historical trends of actual forfeiture. When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest. Forfeiture rates are evaluated, and revised as necessary.

Income Taxes.  The provision for income tax is determined in accordance with ASC 740, “Income Taxes”.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes.  This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of December 31, 2009, we had deferred tax assets of approximately $20,460,000, which were primarily related to federal and state net operating loss carryforwards, impairment charges, and closure costs. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe recovery is not likely, we establish a valuation allowance. As of December 31, 2008, we had concluded that insufficient evidence existed to support the recognition of any of our deferred income tax assets and, as such, a full valuation allowance was applied against our net deferred income tax asset.  As of December 31, 2009, however, facts and circumstances have changed to alter our conclusions, and we have determined that it is more likely than not that approximately $2,192,000 of deferred income tax asset will be realized based, primarily, on profitable historic results and projections of future taxable income.

Known Trends and Uncertainties
Seasonality.  Historically, we have experienced reduced activities and related billable hours throughout the November and December holiday periods within our Engineering Segment.  Our Industrial Segment operations experience reduced activities during the holiday periods; however, one key product line is the servicing of cruise line business where operations are typically higher during the winter months, thus offsetting the impact of the holiday season.  The DOE and DOD represent major customers for the Nuclear Segment.  In conjunction with the federal government’s September 30 fiscal year-end, the Nuclear Segment historically experienced seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements.  Correspondingly for a period of approximately three months following September 30, the Nuclear Segment generally slows down, as the government budgets are still being finalized, planning for the new year is occurring, and we enter the holiday season.    This trend generally continues into the first quarter of the new year as government entities evaluate their spending priorities.  Over the past years, due to our efforts to work with the various government customers to smooth these shipments more evenly throughout the year, we have seen smaller fluctuations in the quarters.  Although we have seen smaller fluctuation in the quarters in recent years, nevertheless, as government spending is contingent upon its annual budget and allocation of funding, we cannot provide assurance that we will not have larger fluctuations in the quarters in the near future.  In addition, higher government (specifically DOE) funding made available through the economic stimulus package (American Recovery and Reinvestment Act) enacted by Congress in February 2009, could result in larger fluctuations in 2010.

Economic Conditions. With much of our Nuclear Segment customer base being government or prime contractors treating government waste, economic upturns or downturns do not usually have a significant impact on the demand for our services.  With our Industrial Segment, economic downturns or recessionary conditions can adversely affect the demand for our industrial services.  Although we are continuing to experience an economic slowdown due to the current uncertain economic environment, we continue to review contracts and revenue streams within our Industrial Segment in efforts to replace those that are not profitable with more profitable ones.  Our Engineering Segment relies more on commercial customers though this segment makes up a very small percentage of our revenue.

We believe that the higher government funding made available to remediate DOE sites under the economic stimulus package (American Recovery and Reinvestment Act), enacted by the Congress in February 2009, should continue to positively impact our existing government contracts within our Nuclear Segment.  However, we expect that demand for our services will be subject to fluctuations due to a variety of factors beyond our control, including the current economic conditions, and the manner in which the government will be required to spend funding to remediate federal sites.   Our operations depend, in large part, upon governmental funding, particularly funding levels at the DOE.  In addition, our governmental contracts and subcontracts relating to activities at governmental sites are subject to termination or renegotiation on 30 days notice at the government’s option.  Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

The Louisiana Department of Environmental Quality (“LDEQ”) has collected approximately $8,400,000 to date for the remediation of the site (Perma-Fix subsidiaries have not been required to contribute any of the $8,400,000) and has completed removal of above ground waste from the site, with approximately $5,000,000 remaining in this fund held by the LDEQ.  The EPA’s unofficial estimate to complete remediation of the site is between $9,000,000 and $12,000,000, including work performed by LDEQ to date; however, based on preliminary outside consulting work hired by the PRP group, which we are a party to, the remediation costs could be below EPA’s estimation.  During 2009, a site assessment was conducted and paid for by the PRP group, which was exclusive of the $8,400,000.  No unexpected issues were identified during the assessment.  Collections from small contributors have also begun for remediation of this site.  Remediation activities going forward will be funded by LDEQ, until those funds are exhausted, at which time, any additional requirements, if needed, will be funded from the small contributors.  Once funds from the small contributors are exhausted, if additional funds are required, they will be provided by the members of the PRP group.  As part of the PRP Group, we paid an initial assessment of $10,000 in the fourth quarter of 2007, which was allocated among the facilities. In addition, we accrued approximately $27,000 in the third quarter of 2008 for our estimated portion of the cost of the site assessment, which was allocated among the facilities.  As of December 31, 2009, $18,000 of the accrued amount has been paid, of which $9,000 was paid in the fourth quarter of 2008 and $9,000 was paid in the second quarter of 2009.  We anticipate paying the remaining $9,000 in the first quarter of 2010.  As of the date of this report, we cannot accurately access our ultimate liability.  The Company records its environmental liabilities when they are probable of payment and can be estimated within a reasonable range.  Since this contingency currently does not meet this criteria, a liability has not been established.

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

Significant Customers. Our revenues are principally derived from numerous and varied customers. However, our Nuclear Segment has a significant relationship with the federal government and has continued to enter into contracts with (directly or indirectly as a subcontractor) the federal government.  The contracts that we are a party to with the federal government or with others as a subcontractor to the federal government generally provide that the government may terminate on 30 days notice or renegotiate the contracts, at the government's election.  Our inability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor) could have a material adverse effect on our operations and financial condition.

We performed services relating to waste generated by the federal government, either directly or indirectly as a subcontractor (including Fluor Hanford and CHPRC as discussed below) to the federal government, representing approximately $75,013,000 or 74.5% (within our Nuclear Segment) of our total revenue from continuing operations during 2009, as compared to $43,464,000 or 57.6% of our total revenue from continuing operations during 2008, and $30,000,000 or 46.5% of our total revenue from continuing operations during 2007.

As previously discussed, during the second quarter of 2008, our M&EC facility was awarded a subcontract by CHPRC, a general contractor to the DOE, to participate in the cleanup of the central portion of the Hanford Site.  On October 1, 2008, operations of this subcontract commenced at the DOE Hanford Site.  We believe full operations under this subcontract will result in revenues for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year base period.  As provided above, M&EC’s subcontract is terminable or subject to renegotiation, at the option of the government, on 30 days notice.  Effective October 1, 2008, CHPRC also began management of waste activities previously managed by Fluor Hanford, DOE’s general contractor prior to CHPRC.  Our Nuclear Segment had three previous subcontracts with Fluor Hanford which have been renegotiated by CHPRC to September 30, 2013.  Revenues from CHPRC totaled $45,169,000 or 44.9% and $8,120,000 or 10.8% of our total revenue from continuing operations for twelve months ended December 31, 2009 and 2008, respectively.  As revenue from Fluor Hanford has been transitioned to CHPRC, revenue from Fluor Hanford totaled $0 or 0%, $7,974,000 or 10.6%, and $6,985,000 or 10.8% of our consolidated revenue from continuing operations for the twelve months ended December 31, 2009, 2008, and 2007, respectively.

Insurance. We maintain insurance coverage similar to, or greater than, the coverage maintained by other companies of the same size and industry, which complies with the requirements under applicable environmental laws. We evaluate our insurance policies annually to determine adequacy, cost effectiveness and desired deductible levels. Due to the continued uncertainty in the economy, changes within the environmental insurance market, and the financial difficulties of AIG, the provider of our financial assurance policies, we have no guarantees as to continued coverage by AIG, that we will be able to obtain similar insurance in future years, or that the cost of such insurance will not increase materially.

Climate Change. Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions.

There are a number of pending legislative and regulatory proposals to address greenhouse gas emissions. For example, in June 2009 the U.S. House of Representatives passed the American Clean Energy and Security Act that would phase-in significant reductions in greenhouse gas emissions if enacted into law. The U.S. Senate is considering a different bill, and it is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program may be adopted. These actions could increase costs associated with our operations.  Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future consolidated financial condition, results of operations or cash flows.

Profit Sharing Plan
We adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the “401(k) Plan”) in 1992, which is intended to comply under Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974.  All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan.  Participating employees may make annual pretax contributions to their accounts up to 100% of their compensation, up to a maximum amount as limited by law.  We, at our discretion, may make matching contributions based on the employee's elective contributions.  Company contributions vest over a period of five years.  We matched up to 25% of our employees' contributions.  We contributed $85,000 in matching funds during 2009.  The Company suspended its matching contribution effective March 1, 2009, in an effort to reduce costs in light of the downturn in the economic environment.  Effective January 1, 2010, the Company reinstated this matching contribution.

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

We routinely use third party disposal companies, who ultimately destroy or secure landfill residual materials generated at our facilities or at a client's site.  We, compared to certain of our competitors, dispose of significantly less hazardous or industrial by-products from our operations due to rendering material non-hazardous, discharging treated wastewaters to publicly-owned treatment works and/or processing wastes into saleable products.  In the past, numerous third party disposal sites have improperly managed waste and consequently require remedial action; consequently, any party utilizing these sites may be liable for some or all of the remedial costs.  Despite our aggressive compliance and auditing procedures for disposal of wastes, we could further be notified, in the future, that we are a PRP at a remedial action site, which could have a material adverse effect.

We have budgeted for 2010, $526,000 in environmental remediation expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at our facilities.  Our facilities where the remediation expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia, and PFMI's facility in Detroit, Michigan.  The environmental liability of PFD (as it relates to the remediation of the EPS site assumed by the Company as a result of the original acquisition of the PFD facility) was retained by the Company upon the sale of PFD in March 2008.  All of the reserves are within our discontinued operations with the exception of PFSG.  While no assurances can be made that we will be able to do so, we expect to fund the expenses to remediate these sites from funds generated internally.

At December 31, 2009, we had total accrued environmental remediation liabilities of $1,727,000 of which $526,000 is recorded as a current liability, which reflects a decrease of $106,000 from the December 31, 2008, balance of $1,833,000.  The net decrease represents payment of approximately $387,000 on remediation projects as well as a decrease in our reserve at PFMI of approximately $300,000 and increases in reserves of approximately $281,000 at PFSG and $300,000 at PFM, due to reassessment of our remediation estimates.  The December 31, 2009, current and long-term accrued environmental balance is recorded as follows (in thousands):

	Current Accrual	Long-term Accrual	Total
PFD	$147	$203	$350
PFM	252	187	439
PFSG	25	785	810
PFMI	102	26	128
Total Liability	$526	$1,201	$1,727

Related Party Transactions
Mr. Robert L. Ferguson
Mr. Robert Ferguson, was nominated to serve as a Director in connection with the closing of the acquisition by the Company of Nuvotec (n/k/a Perma-Fix Northwest, Inc. (“PFNW”)) and its wholly owned subsidiary, Pacific EcoSolutions, Inc. (“PEcoS”) (n/k/a Perma-Fix Northwest Richland, Inc. (“PFNWR”)) in June 2007 and subsequently elected as a Director at our Annual Meeting of Shareholders held in August 2007 and each Annual Meeting of Shareholders since August 2007.  At the time of the acquisition, Mr. Ferguson was the Chairman, Chief Executive Officer, and individually or through entities controlled by him, the owner of approximately 21.29% of Nuvotec’s outstanding Common Stock.  See discussion under “Liquidity and Capital Resources of the Company – Financing Activities”, of this “Management Discussion and Analysis of Financial Condition and Results of Operations” as to payments that have been made or are required to be made as a result of the acquisition to the former shareholders of PFNWR and PFNW.  Effective February 27, 2010, Mr. Ferguson resigned as a member of our Board of Directors.

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

Mr. David Centofanti
Mr. David Centofanti serves as our Director of Information Services.  For such services, he received total compensation in 2009 of approximately $166,000. Mr. David Centofanti is the son of our Chief Executive Officer and Chairman of our Board, Dr. Louis F. Centofanti.  We believe the compensation received by Mr. Centofanti for his technical expertise which he provides to the Company is competitive and comparable to compensation we would have to pay to an unaffiliated third party with the same technical expertise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For year 2009, we were exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC and with Mr. William Lampson and Mr. Diehl Rettig. The interest rates payable to PNC are based on a spread over prime rate or a spread over a minimum floor base LIBOR of 2.5% and the interest rates payable on the promissory note to Mr. Lampson and Mr. Rettig is based on a spread over a minimum floor base LIBOR of 1.5%. If our floating rates of interest experienced an upward increase of 1%, our debt service would have increased by approximately $173,000 for the year ended December 31, 2009. As of December 31, 2009, we had no interest swap agreement outstanding.

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

•	ability or inability to continue and improve operations and achieve profitability on an annualized basis;
•	ability to comply with our general working capital requirements;
•	ability to retain or receive certain permits, licenses, or patents;
•	ability to renew permits and licenses with minimal effort and costs;
•	ability to be able to continue to borrow under our revolving line of credit;
•	ability to meet our fixed charge coverage ratio in the future;
•	we anticipate meeting our fixed charge ratio in 2010 and beyond;
•	ability to generate sufficient cash flow from operations to fund all costs of operations;
•	ability to close and remediate certain contaminated sites for projected amounts over the projected periods;
•	ability to fund expenses to remediate sites from funds generated internally;
•	our ability to develop or adopt new and existing technologies in the conduct of our operations;
•	ability to fund budgeted capital expenditures during 2010 through our operations and lease financing;
•
continued focus on efficient operations of our existing facilities within our Nuclear, Industrial, and Engineering Segments, evaluate strategic acquisitions primarily within the Nuclear Segment, and to continue the research and development of innovative technologies to treat nuclear waste, mixed waste, and industrial waste;

•	we believe that there are no formidable barriers to entry into certain of the on-site treatment businesses, and certain of the non-hazardous waste operations, which do not require such permits;
•	we believe that our cash flows from operations and our available liquidity from our line of credit are sufficient to service the Company’s current obligations;
•
we believe that we are able to compete in the market based on our established reputation in these market areas and our expertise in several specific elements of environmental engineering and consulting such as environmental applications in the cement industry;

•	we believe that we are a significant provider in the delivery of off-site waste treatment services in the Southeast portion of the United States;
•	we believe we maintain insurance coverage adequate for our needs and similar to, or greater than the coverage maintained by other companies of our size in the industry;
•	under our insurance contracts, we usually accept self-insured retentions, which we believe is appropriate for our specific business risks;
•
due to the continued uncertainty in the economy and changes within the environmental insurance market, we have no guarantee that we will be able to obtain similar insurance in future years, or that the cost of such insurance will not increase materially;

•
although we believe that we are currently in substantial compliance with applicable laws and regulations, we could be subject to fines, penalties or other liabilities or could be adversely affected by existing or subsequently enacted laws or regulations;

•
we believe that, as our operations and activities expand, there could be similar increase in the potential for litigation alleging that we have violated environmental laws or regulations or are responsible for contamination or pollution caused by our normal operations, negligence or other misconduct, or for accidents, which occur in the course of our business activities which could adversely affect our financial condition and our ability to fund our operations;

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
•
we believe that government funding made available for DOE remediation projects under the government stimulus plan in February 2009 should continue to positively impact our existing government contracts within our Nuclear Segment;

•
we expect that demand for our services will be subject to fluctuations due to a variety of factors beyond our control, including the current economic conditions, and the manner in which the government will be required to spend funding to remediate federal sites;

•
significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows;

•
although we have seen smaller fluctuation in the quarters in recent years, nevertheless, as government spending is contingent upon its annual budget and allocation of funding, we cannot provide assurance that we will not have larger fluctuations in the quarters in the near future;

•
if EnergySolutions should refuse to accept our waste or cease operations at its Clive, Utah facility, such would have a material adverse effect on us. However, with the recent radioactive disposal license granted to Waste Control Specialists (“WCS”) located in Andrews, Texas, this risk could be reduced as WCS brings its disposal site online later in 2010 or early 2011;

•
we believe that the range of waste management and environmental consulting, treatment, processing, and remediation services we provide affords us a competitive advantage with respect to certain of our more specialized competitors;

•	we believe that the treatment processes we utilize offer a cost saving alternative to more traditional remediation and disposal methods offered by certain of our competitors;
•	no further impairment to intangible assets;
•	no expectation of material future inflationary changes;
•	we do not believe we are dependent on any particular trademark in order to operate our business or any significant segment thereof;
•	based on the current status of Corrective Action for the PFMI facility, we believe that the remaining reserve is adequate to cover the liability;
•
despite our aggressive compliance and auditing procedure for disposal of wastes, we could further be notified, in the future, that we are a PRP at a remedial action site, which could have a material adverse effect;

•	we could also be subject to fines and civil penalties in connection with violations of regulatory requirements;
•	no immediate plans or current commitments to issue shares under the registration statement;
•	we plan to fund any repurchases under our common stock repurchase plan through our internal cash flow and/or borrowing under our line of credit;
•	we do not expect ASU 2010-6 to have a material impact on our consolidated financial statements; and
•
the Company expects ASC 805-20 may have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, term, and size of the acquired contingencies.

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

•	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
•	potential increases in equipment, maintenance, operating or labor costs;
•	management retention and development;
•	financial valuation of intangible assets is substantially more/less than expected;
•	the requirement to use internally generated funds for purposes not presently anticipated;
•	Inability to continue to be profitable on an annualized basis;
•	the inability to maintain the listing of our Common Stock on the NASDAQ;
•	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to us under these contracts or subcontracts;
•	renegotiation of contracts involving the federal government;
•	disposal expense accrual could prove to be inadequate in the event the waste requires retreatment; and
•	Risk Factors contained in Item 1A of this report.

We undertake no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Schedules Omitted
In accordance with the rules of Regulation S-X, other schedules are not submitted because (a) they are not applicable to or required by the Company, or (b) the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

Independent Auditors’ Report

Board of Directors and Stockholders
Perma-Fix Environmental Services, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Perma-Fix Environmental Services, Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perma-Fix Environmental Services, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Perma-Fix Environmental Services, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia
March 12, 2010

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,

(Amount in Thousands, Except for Share Amounts)	2009	2008

ASSETS
Current assets:
Cash	$141	$129
Restricted cash	55	55
Accounts receivable, net of allowance for doubtful accounts of $296 and $333, respectively	13,141	13,416
Unbilled receivables - current	9,858	13,104
Inventories	351	344
Prepaid and other assets	3,097	2,565
Deferred tax assets -current	1,856	—
Current assets related to discontinued operations	174	110
Total current assets	28,673	29,723

Property and equipment:
Buildings and land	27,098	24,726
Equipment	31,757	31,315
Vehicles	650	637
Leasehold improvements	11,455	11,455
Office furniture and equipment	1,933	1,904
Construction-in-progress	1,275	353
	74,168	70,390
Less accumulated depreciation and amortization	(28,441)	(23,762)
Net property and equipment	45,727	46,628

Property and equipment related to discontinued operations	651	651

Intangibles and other long term assets:
Permits	18,079	17,931
Goodwill	12,352	11,320
Unbilled receivables – non-current	2,502	3,858
Finite Risk Sinking Fund	15,480	11,345
Deferred tax asset, net of liabilities	272	—
Other assets	2,339	2,256
Total assets	$126,075	$123,712

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED
As of December 31,

(Amount in Thousands, Except for Share Amounts)	2009	2008

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,927	$11,076
Current environmental accrual	25	112
Accrued expenses	6,478	8,896
Disposal/transportation accrual	2,761	5,847
Unearned revenue	8,949	4,371
Current liabilities related to discontinued operations	993	1,285
Current portion of long-term debt	3,050	2,022
Total current liabilities	27,183	33,609

Environmental accruals	785	419
Accrued closure costs	12,031	9,879
Other long-term liabilities	508	457
Long-term liabilities related to discontinued operations	1,433	2,246
Long-term debt, less current portion	9,331	14,181
Total long-term liabilities	24,088	27,182

Total liabilities	51,271	60,791

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share	1,285	1,285

Stockholders' equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 75,000,000 shares authorized, 54,628,904 and 53,934,560 shares issued and outstanding, respectively	55	54
Additional paid-in capital	99,641	97,381
Accumulated deficit	(26,177)	(35,799)

Total stockholders' equity	73,519	61,636

Total liabilities and stockholders' equity	$126,075	$123,712

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

(Amounts in Thousands, Except for per Share Amounts)	2009	2008	2007
Net revenues	$100,676	$75,504	$64,544
Cost of goods sold	73,537	55,662	45,715
Gross profit	27,139	19,842	18,829

Selling, general and administrative expenses	17,728	18,192	17,859
Asset (recovery) impairment loss	—	(507)	1,836
(Gain) loss on disposal of property and equipment	(15)	(295)	172
Income (loss) from operations	9,426	2,452	(1,038)

Other income (expense):
Interest income	145	226	312
Interest expense	(1,657)	(1,540)	(1,353)
Interest expense – financing fees	(283)	(137)	(196)
Other	19	(6)	(85)
Income (loss) from continuing operations before income taxes	7,650	995	(2,360)
Income tax (benefit) expense	(1,922)	10	—
Income (loss) from continuing operations	9,572	985	(2,360)

Income (loss) from discontinued operations, net of taxes	50	(1,397)	(6,850)
Gain on disposal of discontinued operations, net of taxes	—	2,323	—
Net income (loss) applicable to Common Stockholders	$9,622	$1,911	$(9,210)

Net income (loss) per common share – basic:
Continuing operations	$.18	$.02	$(.05)
Discontinued operations	—	(.02)	(.13)
Disposal of discontinued operations	—	.04	—
Net income (loss) per common share	$.18	$.04	$(.18)

Net income (loss) per common share – diluted:
Continuing operations	$.18	$.02	$(.05)
Discontinued operations	—	(.02)	(.13)
Disposal of discontinued operations	—	.04	—
Net income (loss) per common share	$.18	$.04	$(.18)

Number of common shares used in computing net income (loss) per share:
Basic	54,238	53,803	52,549
Diluted	54,526	54,003	52,549

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Amounts in Thousands)	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$9,622	$1,911	$(9,210)
Less: Income (loss)on discontinued operations	50	926	(6,850)

Income (loss) from continuing operations	9,572	985	(2,360)
Adjustments to reconcile net income (loss) from continuing operations to cash provided by operations:
Depreciation and amortization	4,746	4,866	4,092
Asset impairment (recovery) loss	—	(507)	1,836
Non-cash financing costs	216	—	—
Deferred taxes	(2,426)	—	—
Provision for bad debt and other reserves	352	187	119
(Gain) loss on disposal of plant, property and equipment	(16)	(295)	172
Issuance of common stock for services	251	257	391
Stock-based compensation	713	531	457
Changes in operating assets and liabilities of continuing operations, net of effect from business acquisitions:
Accounts receivable	(77)	1,358	(614)
Unbilled receivables	4,602	(3,254)	1,132
Prepaid expenses, inventories and other assets	1,058	3,019	2,115
Accounts payable, accrued expenses and unearned revenue	(9,902)	(2,872)	(352)
Cash provided by continuing operations	9,089	4,275	6,988
Cash (used in) provided by discontinued operations	(591)	(3,810)	27
Cash provided by operating activities	8,498	465	7,015

Cash flows from investing activities:
Purchases of property and equipment, net	(1,518)	(981)	(2,920)
Proceeds from sale of plant, property and equipment	20	881	75
Payments to finite risk sinking fund	(4,135)	(5,311)	(1,516)
Payment of earn-out to Nuvotec shareholders	(734)	—	—
Cash used for acquisition consideration, net of cash acquired	—	(14)	(2,991)
Cash used in investing activities of continuing operations	(6,367)	(5,425)	(7,352)
Proceeds from sale of discontinued operations	—	6,734	—
Cash provided by (used in) discontinued operations	11	75	(219)
Net cash (used in) provided by investing activities	(6,356)	1,384	(7,571)

Cash flows from financing activities:
Net (repayments) borrowings of revolving credit	(3,857)	(335)	6,851
Principal repayments of long term debt	(2,639)	(8,842)	(8,593)
Proceeds from issuance of long-term debt	2,982	7,000	—
Proceeds from issuance of stock	631	184	418
Proceeds from finite risk financing	753	368
Repayment of stock subscription receivable	—	25	54
Cash used in financing activities of continuing operations	(2,130)	(1,600)	(1,270)
Principal repayment of long-term debt for discontinued operations	—	(238)	(277)
Cash used in financing activities	(2,130)	(1,838)	(1,547)

Increase (decrease) in cash	12	11	(2,103)
Cash at beginning of period	129	118	2,221
Cash at end of period	$141	$129	$118

Supplemental disclosure:
Interest paid, net of amounts capitalized	$4,188	$1,712	$1,125
Income taxes paid	349	3	311
Non-cash investing and financing activities:
Long-term debt incurred for purchase of property and equipment	125	148	614
Issuance of Common Stock for debt	476	—	—
Issuance of Warrants for debt	190	—	—

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31,
(Amounts in Thousands, Except for Share Amounts)

	Common Stock		Additional Paid-In	Stock Subscription	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at December 31, 2006	52,053,744	$52	$92,980	$(79)	$(28,500)	$64,453
Net loss	—	—	—	—	(9,210)	(9,210)
Issuance of Common Stock for cash and services	143,005	—	391	—	—	391
Common Stock issued in conjunction with acquisition	709,207	1	2,164	—	—	2,165
Repayment of Stock Subscription Receivable	—	—	—	54	—	54
Issuance of Common Stock upon						—
exercise of Warrants and Options	798,560	1	417	—	—	418
Stock-Based Compensation	—	—	457	—	—	457
Balance at December 31, 2007	53,704,516	$54	$96,409	$(25)	$(37,710)	$58,728
Net income	—	—	—	—	1,911	1,911
Issuance of Common Stock for services	118,865	—	257	—	—	257
Repayment of Stock Subscription Receivable	—	—	—	25	—	25
Issuance of Common Stock upon exercise of Options	111,179	—	184	—	—	184
Stock-Based Compensation	—	—	531	—	—	531
Balance at December 31, 2008	53,934,560	$54	$97,381	$—	$(35,799)	$61,636
Net income	—	—	—	—	9,622	9,622
Issuance of Common Stock for services	136,522	—	251	—	—	251
Issuance of Common Stock upon exercise of Options	357,822	1	630	—	—	631
Stock-Based Compensation	—	—	713	—	—	713
Issuance of Common Stock for debt	200,000	—	476	—	—	476
Issuance of Warrants for debt	—	—	190	—	—	190
Balance at December 31, 2009	54,628,904	$55	$99,641	$—	$(26,177)	$73,519

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Notes to Consolidated Financial Statements
December 31, 2009, 2008, and 2007

NOTE 1
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Perma-Fix Environmental Services, Inc. (the Company, which may be referred to as we, us, or our), an environmental and technology know-how company, is a Delaware corporation, engaged through its subsidiaries, in:

•	Nuclear Waste Management Services (“Nuclear Segment”), which includes:
o	Treatment, storage, processing and disposal of mixed waste (which is waste that contains both low-level radioactive and hazardous waste) including on and off-site waste remediation and processing;
o	Nuclear, low-level radioactive, and mixed waste treatment, processing and disposal; and
o	Research and development of innovative ways to process low-level radioactive and mixed waste.
•	Consulting Engineering Services (“Engineering Segment”), which includes:
o
Consulting services regarding broad-scope environmental issues, including air, water, and hazardous waste permitting, air, soil, and water sampling, compliance reporting, emission reduction strategies, compliance auditing, and various compliance and training activities to industrial and government customers, as well as engineering and compliance support needed by our other segments.

•	Industrial Waste Management Services (“Industrial Segment”), which includes:
o	Treatment, storage, processing, and disposal of hazardous and non-hazardous waste; and
o	Wastewater management services, including the collection, treatment, processing and disposal of hazardous and non-hazardous wastewater.
o	Treatment, processing, recycling, and sales of used oil and other off-specification petroleum-based products.

We have grown through both acquisitions and internal growth.  Our goal is to continue focus on the efficient operation of our existing facilities within our Nuclear, Industrial, and Engineering Segments, evaluate strategic acquisitions primarily within the Nuclear Segments, and to continue the research and development of innovative technologies to treat nuclear waste, mixed waste, and industrial waste.   Our Nuclear Segment represents our core business segment.

We are subject to certain risks as we are involved in the treatment, handling, storage and transportation of hazardous and non-hazardous, mixed and industrial wastes and wastewater.  Such activities contain risks against which we believe we are adequately insured.

Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries as follows:

Continuing Operations:  Schreiber, Yonley and Associates (“SYA”), Diversified Scientific Services, Inc. (“DSSI”), East Tennessee Materials & Energy Corporation (“M&EC”), Perma-Fix of Florida, Inc. (“PFF”),  Perma-Fix of Northwest Richland, Inc. (“PFNWR” – acquired in June 2007), Perma-Fix of Ft. Lauderdale, Inc. (“PFFL”), Perma-Fix of Orlando, Inc. (“PFO”), and Perma-Fix of South Georgia, Inc. (“PFSG”).

Discontinued Operations (See “Note 9”):  Perma-Fix of Maryland (“PFMD”), Perma-Fix of Dayton, Inc. (“PFD”), and Perma-Fix Treatment Services, Inc. (“PFTS”), which were sold in January 2008, March 2008, and May 2008, respectively, and three non-operational facilities, Perma-Fix of Michigan, Inc. (“PFMI”),  Perma-Fix of Pittsburgh, Inc. (“PFP”), and Perma-Fix of Memphis, Inc. (“PFM”).

Our PFM facility was reclassed back into discontinued operations from continuing operations during the fourth quarter of 2009.  PFM was approved as a discontinued operation by our Board on March 12, 1998.  This decision was the result of an explosion at the facility in 1997, which significantly disrupted its operations and the high costs required to rebuild its operations.  PFM had been reported as a discontinued operation until 2001.  In 2001, the facility was reclassified back into continuing operations as we had no other facilities classified as discontinued operations and its impact on our financial statements was de minimis.   As of December 31, 2009, we reclassified PFM back into discontinued operations for all periods presented in accordance with ASC 360, “Property, Plant, and Equipment”.  (See “Note 9 – Discontinued Operations and Divestitures” for additional information regarding PFM).

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates
When we prepare financial statements in conformity with generally accepted accounting principles in the United States of America, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as, the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. See Notes 9, 12, 13, and 15 for estimates of discontinued operations, closure costs, environmental liabilities and contingencies for details on significant estimates.

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

Property and Equipment
Property and equipment expenditures are capitalized and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes, while accelerated depreciation methods are principally used for income tax purposes.  Generally, annual depreciation rates range from ten to forty years for buildings (including improvements and asset retirement costs) and three to seven years for office furniture and equipment, vehicles, and decontamination and processing equipment.  Leasehold improvements are capitalized and amortized over the lesser of the term of the lease or the life of the asset.  Maintenance and repairs are charged directly to expense as incurred.  The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss from sale or retirement is recognized in the accompanying consolidated statements of operations.  Renewals and improvements, which extend the useful lives of the assets, are capitalized.  Included within buildings is an asset retirement obligation, which represents our best estimate of the cost to close, at some undetermined future date, our permitted and/or licensed facilities.  The asset retirement cost was originally recorded at $4,559,000 and depreciates over the estimated useful life of the property.  In 2007, as a result of the acquisition of PFNWR, we recorded an additional asset retirement obligation cost of $3,768,000, which is being depreciated over the estimated useful life of the property.  In 2008, due to change in estimate of the costs to close our DSSI and PFNWR facility based on federal/state regulatory guidelines, we increased our asset retirement obligation by $726,000 and $373,000 for our DSSI and PFNWR facility, respectively, which has been depreciated prospectively over the remaining life of the asset.  In the first quarter of 2009, we increased our asset retirement obligation for our DSSI facility by $1,980,000 due to the change in estimate of the costs to close our DSSI facility based on federal/state regulatory guidelines as result of a an authorization that we received from the U.S. EPA Region 4 in November 2008 to treat PCB wastes.  In the fourth quarter of 2009, we also increased our asset retirement obligation for our PFSG facility by $158,000 based on change in estimates of the costs to close this facility based federal/state regulatory guidelines.  Adjustments to the asset retirement obligations for these facilities are being depreciated prospectively over the remaining of the asset, in accordance with Accounting Standards Codification (“ASC”) 410, “Asset Retirement and Environmental Obligations”.

In accordance with ASC 360, “Property, Plant, and Equipment”, long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

In 2007, as result of the approved divestiture of our Industrial Segment by our Board of Directors and in accordance with ASC 360, we recorded $2,727,000 and $1,804,000 in tangible asset impairment loss for PFD and PFTS, respectively, which were included in “loss from discontinued operations, net of taxes” on our Consolidated Statements of Operations for the year ended December 31, 2007.

In September 2008, our Board of Directors approved retaining our Industrial Segment facilities/operations at PFFL, PFSG, and PFO.  As a result of this decision, the consolidated financial statements for all periods presented were restated to reflect the reclassification of these three facilities/operations back into our continuing operations.  As a result of this decision to retain PFFL, PFSG, and PFO (except for the property at PFO classified as held for sale as noted below), we incurred approximately $372,000 in incremental depreciation expense, which was included in our Consolidated Statements of Operations for the year ended December 31, 2008.  Asset impairment losses of $1,329,000 and $507,000 were previously recorded in 2007 for PFSG and PFO, respectively, and were reclassified and included in “Asset impairment loss” in our Consolidated Statements of Operations for the year ended December 31, 2007.  During the third quarter of 2008, we classified one of the two properties at PFO as “net property and equipment held for sale” within our continued operations in the Consolidated Balance Sheets in accordance to ASC 360.  We evaluated the fair value of PFO’s assets and as a result, recorded a credit of $507,000 related to the recovery of previous impairment charges for PFO, which was included in “Asset Impairment Recovery” on the Consolidated Statements of Operations for the year ended December 31, 2008.  On December 23, 2008, we sold the property at PFO for $900,000 in cash resulting in a gain of $483,000.

Capitalized Interest
The Company’s policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year. A reconciliation of our total interest cost to “Interest Expense” as reported on our consolidated statements of operations for 2009, 2008 and 2007 is as follows:

(Amounts in Thousands)	2009	2008	2007
Interest cost capitalized	$—	$—	$144
Interest cost charged to income	1,657	1,540	1,353
Total Interest	$1,657	$1,540	$1,497

Goodwill and Other Intangible Assets
Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net identifiable assets acquired (“goodwill”) and the recognized permit value of the business.  Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  For goodwill, the impairment determination is made at the reporting unit and consists of two steps.  First, the Company determines the fair value of a reporting unit level and compares it to its carrying amount.  Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill.  The implied value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805, “Business Combinations”.  Our annual financial valuations performed as of October 1, 2009, 2008, and 2007, indicated no impairments.  The Company estimates the fair value of our reporting units using a discounted cash flow valuation approach.  This approach is dependent on estimates for future sales, operating income, working capital changes, and capital expenditures, as well as, expected growth rates for cash flows and long-term interest rates, all of which are impacted by economic conditions related to our industry as well as conditions in the U.S. capital markets.  In the fourth quarter of 2009, we reclassified approximately $806,000 in costs incurred from 2005 to 2007 from our PFF construction in process account to Permits on our Consolidated Balance Sheet.  These costs were originally incurred in connection with a major capital project at PFF, which has been placed on hold indefinitely.  Upon further evaluation and analysis of the costs related to this project, we determined that the $806,000 in costs incurred were related directly to the expansion of our operating permit at PFF, which we  included in our annual intangible asset valuation review conducted as of October 1, 2009.  We also reclassified this adjustment to our prior period balance sheets to reflect these costs as permit in process and permit in the appropriate years since as of December 31, 2005.  We did not amend our filings as this correction was not considered material to the Consolidated Balance Sheet and had no impact on our Consolidated Statement of Operations, income per share, accumulated deficit or our cash flows.  In addition, this correction would not have resulted in impairment charges from our annual intangible asset valuation reviews conducted since October 1, 2005.

Intangible assets that have definite useful lives are amortized using the straight-line method over the estimated useful lives and are excluded from our annual intangible asset valuation review conducted as of October 1.  On November 26, 2008, the U.S. EPA Region 4 issued an authorization to DSSI to commercially store and dispose of radioactive PCBs.  DSSI began the permitting process to add Toxic Substances Control Act (“TSCA”) regulated wastes, namely PCBs, containing radioactive constituents to its authorization in 2004 in order to meet the demand for the treatment of government and commercially generated radioactive PCB wastes.  Waste operation under this authorization commenced in the first quarter of 2009.  Costs incurred in connection with this authorization in the amount of approximately $545,000 were capitalized in Permits in the first quarter of 2009 and are being amortized over a ten year period in accordance with its estimated useful life (see “Note 6 – Goodwill and Other Intangible Assets” for further discussion on goodwill and other intangible assets).

Accrued Closure Costs
Accrued closure costs represent our estimated environmental liability to clean up our facilities as required by our permits, in the event of closure.

ASC 410, “Asset Retirement and Environmental Obligations”, requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset.  In conjunction with the state mandated permit and licensing requirements, we are obligated to determine our best estimate of the cost to close, at some undetermined future date, our permitted and/or licensed facilities.  We subsequently increase this liability as a result of changes to the facility, changes in estimated cost for closure, and/or for inflation.  The associated asset retirement cost is recorded as property and equipment (buildings).  We depreciate the asset retirement cost on a straight-line basis over its estimated useful life in accordance with our depreciation policy.

Income Taxes
Income taxes are accounted for in accordance with ASC 740, “Income Taxes”. Under ASC 740, the provision for income taxes is comprised of taxes that are currently payable and deferred taxes that relate to the temporary differences between financial reporting carrying values and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. We evaluate the realizability of our deferred income tax assets, primarily resulting from impairment loss and net operating loss carryforwards, and adjust our valuation allowance, if necessary. Once we utilize our net operating loss carryforwards or reverse the related valuation allowance we have recorded on these deferred tax assets, we would expect our provision for income tax expense in future periods to reflect an effective tax rate that will be significantly higher than past periods.

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

Concentration Risk
Approximately 113 or 18.0% of the Company’s employees are unionized and are covered by a collective bargaining agreement.  All of these employees were hired as result of the subcontract awarded to us by CHPRC in the second quarter of 2008.  The current bargaining agreement became effective April 1, 2007 and expires on March 31, 2012.

Gross Receipts Taxes and Other Charges
We adopted ASC 605-45, “Revenue Recognition – Principal Agent Consideration” for the year ended December 31, 2006.  ASC 605-45 provides guidance regarding the accounting and financial statement presentation for certain taxes assessed by a governmental authority. These taxes and surcharges include, among others, universal service fund charges, sales, use, waste, and some excise taxes. In determining whether to include such taxes in our revenue and expenses, we assess, among other things, whether we are the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business.  As we are merely a collection agent for the government authority in certain of our facilities, we record the taxes on a net method and do not include them in our revenue and cost of services.  The adoption of ASC 605-45 did not change our accounting for these taxes.

Revenue Recognition
Nuclear revenues. The processing of mixed waste is complex and may take several months or more to complete, as such we recognize revenues on a percentage of completion basis with our measure of progress towards completion determined based on output measures consisting of milestones achieved and completed.  We have waste tracking capabilities, which we continue to enhance, to allow us to better match the revenues earned to the processing phases achieved.  The revenues are recognized as each of the following three processing phases are completed: receipt, treatment/processing and shipment/final disposal. However, based on the processing of certain waste streams, the treatment/processing and shipment/final disposal phases may be combined as they are completed concurrently.  As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue.  We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables.  The timing differences occur for several reasons, partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal.  The difference also occurs due to our end disposal sites requirement of preapproval prior to our shipping waste for disposal and our contract terms with the customer that we dispose of the waste prior to invoicing.  As the waste moves through these processing phases and revenues are recognized, the correlating costs are expensed as incurred.  Although we use our best estimates and all available information to accurately determine these disposal expenses, the risk does exist that these estimates could prove to be inadequate in the event the waste requires retreatment.  Furthermore, should the waste be returned to the generator, the related receivables could be uncollectible; however, historical experience has not indicated this to be a material uncertainty.  Under our subcontract awarded by CH Plateau Remediation Company (“CHPRC”) in 2008, we are reimbursed for costs incurred plus a certain percentage markup for indirect costs, in accordance with contract provision.  Costs incurred in excess of contract funding may be renegotiated for reimbursement.  We also earn a fee based on the approved costs to complete the contract.  We recognize this fee using the proportion of costs incurred to total estimated contract costs.  We include in revenues the amount of the reimbursement for costs incurred plus the markup for indirect costs as well as the fee that we have earned.  Cost of revenue under this subcontract consists of direct and indirect costs.  Our revenue under this subcontract is recorded gross versus net in accordance with ASC 605-45, “Revenue Recognition – Principal Agent Consideration”.

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

Self-Insurance
We are self-insured for a significant portion of our group health.  The Company estimates expected losses based on statistical analyses of historical industry data, as well as our own estimates based on the Company’s actual historical data to determine required self-insurance reserves. The assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances.  The estimated accruals for these liabilities could be affected if actual experience related to the number of claims and cost per claim differs from these assumptions and historical trends. Based on the information known on December 31, 2009, we believe we have provided adequate reserves for our self-insurance exposure. As of December 31, 2009 and 2008, self-insurance reserves were $485,000 and $535,000, respectively, and were included in accrued expenses in the accompanying consolidated balance sheets. The total amounts expensed for self-insurance during 2009, 2008, and 2007 were $2,735,000, $2,794,000, and $3,100,000, respectively, for our continuing operations, and $0, $144,000, and $1,050,000, for our discontinued operations, respectively.

Stock-Based Compensation
We account for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”.  ASC 718 establishes accounting standards for entity exchanges of equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards which requires subjective assumptions.  Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield.  The Company’s expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and post-vesting data.  Our computation of expected volatility is based on the Company’s historical volatility from our traded common stock over the expected term of the option grants.  The interest rate for periods within the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

We recognize stock-based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant.  As ASC 718 requires that stock-based compensation expense be based on options that are ultimately expected to vest, our stock-based compensation expense is reduced at an estimated forfeiture rate.  Our estimated forfeiture rate is generally based on historical trends of actual forfeitures.  Forfeiture rates are evaluated, and revised as necessary.

Net Income (Loss) Per Share
Basic earnings per share excludes any dilutive effects of stock options, warrants, and convertible preferred stock.  In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings per share.

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the years ended December 31, 2009, 2008, and 2007:

(Amounts in Thousands, Except for Per Share Amounts)	2009	2008	2007
Income (loss) per share from continuing operations
Income (loss) from continuing operations	$9,572	$985	$(2,360)
Basic income (loss) per share	$.18	$.02	$(.05)
Diluted income (loss) per share	$.18	$.02	$(.05)

Income (loss) per share from discontinued operations
Income (loss) – basic and diluted	$50	$(1,397)	$(6,850)
Basic loss per share	$—	$(.02)	$(.13)
Diluted loss per share	$—	$(.02)	$(.13)

Income per share from disposal of discontinued operations
Gain on disposal of discontinued operations	$—	$2,323	$—
Basic income per share	$—	$.04	$—
Diluted income per share	$—	$.04	$—

Weighted average common shares outstanding – basic	54,238	53,803	52,549
Potential shares exercisable under stock option plans	245	200	—
Potential shares upon exercise of Warrants	43	—	—
Weighted average shares outstanding – diluted	54,526	54,003	52,549

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options	1,595	1,908	132
Upon exercise of Warrants	—	—	—

Fair Value of Financial Instruments
The carrying values of cash, trade accounts receivable, trade accounts payable, accrued expenses and unearned revenues approximate their fair values principally because of the short-term maturities of these financial instruments.  The fair value of our long-term debt is estimated based on the current rates offered to us for debt of similar terms and maturities.  Under this method, the fair value of long-term debt was not significantly different from the stated carrying value at December 31, 2009 and 2008.  The carrying value of our subsidiary's preferred stock is not significantly different than its fair value.

Recently Adopted Accounting Standards
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

In May 2009, the FASB issued guidance now codified as FASB ASC 855, “Subsequent Events - Overall”, which modifies the definition of what qualifies as a subsequent event, those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued, and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.  This standard is effective for interim and annual financial period ending after June 15, 2009.  This standard did not have a material effect on our results of operations, financial position, or disclosures.

In September 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)”.  This ASU permits, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this ASU on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date.  The ASU also requires disclosures by major category of investment about the attributes of investments within the scope of the Update.  ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009.  ASU 2009-12 did not materially impact our financial condition, results of operations, and disclosures.

In December 2009, the FASB issued ASU No. 2009-16 “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Asset”.  ASU No. 2009-16 formally codifies Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”, into the FASB ASC.  ASU No. 2009-16 requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets.  There is no longer a concept of a qualifying special-purpose entity, and the requirements for derecognizing financial assets have changed.  The new guidance is effective on a prospective basis for the annual period beginning after November 15, 2009 and interim and annual periods thereafter.  ASU No. 2009-16 did not have a material effect on its results of operations, financial position or liquidity.

In December 2009, the FASB issued ASU No. 2009-17, “Consolidation (Topic 810) – Improvement to Financial Reporting Enterprises Involved with Variable Interest Entities”.  ASU No. 2009-17 formally codifies Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)”, into FASB ASC.  ASU No. 2009-17 reflects the elimination of the concept of a qualifying special-purpose entity and replaces the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity.  The revised guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity.  An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity’s economic performance.  Additional disclosures are required about a company’s involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary.  This guidance is effective for fiscal years beginning after November 15, 2009.  ASU No. 2009-17 did not materially impact its operations, financial position, and disclosure requirement.

On February 24, 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”, which remove the requirement for a Securities and Exchange Commission (“SEC”) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. All of the amendments in the ASU were effective upon issuance except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. ASU No. 2010-09 did not materially impact our operations, financial position, and disclosure requirement.

Recently Issued Accounting Standards
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

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.”  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The Company is currently evaluating the impact of ASU 2009-13 on its financial positions and results of operations.

In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures About Fair Value Measurements”, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not expect ASU 2010-6 to have a material impact on our consolidated financial statements.

NOTE 3
STOCK-BASED COMPENSATION

We follow FASB ASC 718, “Compensation – Stock Compensation” (“ASC 718”) to account for stock-based compensation.  ASC 718 establishes accounting standards for entity exchanges of equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

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

On July 29, 2009, we granted 84,000 Non-Qualified Stock Options (“NQSOs”) from the Company’s 2003 Outside Directors Stock Plan to our seven outside directors as a result of the re-election of our board members at our Annual Meeting of Stockholders held on July 29, 2009.  The options granted were for a contractual term of ten years with vesting period of six months.  The exercise price of the options was $2.67 per share which was equal to our closing stock price the day preceding the grant date, pursuant to the 2003 Outside Directors Stock Plan.

In 2009, our Board of Directors granted a total of 170,000 Incentive Stock Options (“ISOs”) which allows for the purchase of 170,000 shares of Common Stock from the Company’s 2004 Stock Option Plans as follows:  On February 26, 2009, 75,000 ISOs were granted to our newly named Chief Financial Officer (“CFO”) and 70,000 ISOs were granted to certain employees of the Company.   The options granted were for a contractual term of six years with vesting period over a three year period at one-third increments per year.  The exercise price of the options granted was $1.42 per share which was based on our closing stock price on the date of grant.  On October 29, 2009, 25,000 options were granted to a certain employee.  The options granted were also for a contractual term of six years with vesting period over a three year period at one-third increments per year.  The exercise price of the options granted was $2.43 per share which was based on our closing stock price on the date of grant.

As of December 31, 2009, we had 2,415,525 employee stock options outstanding, of which 1,710,192 are vested.  The weighted average exercise price of the 1,710,192 outstanding and fully vested employee stock option is $1.93 with a remaining weighted contractual life of 2.56 years.  The fair value of the employee options which vested in 2009, 2008, and 2007 totaled $607,000, $270,000, and $283,000, respectively.  Additionally, we had 694,000 director stock options outstanding, of which 610,000 are vested.  The weighted average exercise price of the 610,000 outstanding and fully vested director stock option is $2.24 with a weighted remaining contractual life of 5.50 years.  The fair value of the director options which vested in 2009, 2008, and 2007 totaled $150,000, $234,000, and $157,000, respectively.

The Company estimates fair value of stock options using the Black-Scholes valuation model.  Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield.  The fair value of the employee and director stock options granted and the related assumptions used in the Black-Scholes option pricing model used to value the options granted for fiscal year 2009, 2008, and 2007 were as follows:

	Employee Stock Option Granted
	For Year Ended
	2009	2008	2007 (4)
Weighted-average fair value per share	$0.82	$1.03	$—
Risk -free interest rate (1)	1.98%-2.40%	1.35%-3.28	—
Expected volatility of stock (2)	59.16%-61.20%	55.54%-58.85%	—
Dividend yield	None	None	—
Expected option life (in years) (3)	3.9-5.8	5.0-5.1	—

	Outside Director Stock Option Granted
	For Year Ended
	2009	2008	2007
Weighted-average fair value per share	$1.97	$1.79	$2.30
Risk -free interest rate (1)	3.69%	4.04%	4.77%
Expected volatility of stock (2)	63.37%	66.53%	67.60%
Dividend yield	None	None	None
Expected option life (in years) (3)	10.0	10.0	10.0

(1)  The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date over the expected term of the option.

(2)  The expected volatility is based on historical volatility from our traded Common Stock over the expected term of the option.

(3)  The expected option life is based on historical exercises and post-vesting data.

(4)   No employee option grants were made in 2007.

The following table summarizes stock-based compensation recognized for the fiscal year 2009, 2008, and 2007.
	Year Ended
	2009	2008	2007
Employee Stock Options	$544,000	$368,000	$242,000
Director Stock Options	169,000	163,000	215,000
Total	$713,000	$531,000	$457,000

The stock-based compensation expense for 2009 included approximately $144,000 incurred in the fourth quarter of 2009 in connection with the extension of 270,000 NQSOs to Mr. Larry McNamara.  Mr. McNamara resigned as Vice President and Chief Operating Officer of our Company effective September 1, 2009, and as an employee effective September 30, 2009.  When Mr. McNamara’s resignation as Vice President and Chief Operating Officer became effective, his employment agreement and management incentive plan with the company also terminated, except for certain covenants that Mr. McNamara had agreed to under the employment agreement.  After Mr. McNamara’s resignation as an executive officer of the Company, but prior to his termination as an employee, we entered into a six months consulting agreement with Mr. McNamara, subject to the consulting agreement being renewed upon agreement by Mr. McNamara and us, and amended and extended his fully vested outstanding NQSOs covering purchase up to 270,000 shares of the Company’s Common Stock until the earlier of:

•	5:00 p.m. on March 31, 2010; or
•	Termination of Mr. McNamara as a consultant under the consulting agreement.

The amendment and extension of the NQSOs held by Mr. McNamara became effective as of October 1, 2009, and was approved by our Compensation and Stock Option Committee and our Board.  The exercise price of the NQSOs extended range from $1.25 to $2.19 per share.  We valued the NQSOs extended to Mr. McNamara using the Black-Scholes valuation model which resulted in stock-based compensation expense of $144,000.

We recognized stock-based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant.  ASC 718 requires that stock-based compensation expense be based on options that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We have generally estimated forfeiture rate based on historical trends of actual forfeiture. When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.  Our 2009 stock-based compensation included approximately $18,000 recorded in the third quarter of 2009 resulting from the difference between our estimated forfeiture rate and the actual forfeiture rate for the first year vesting of our August 5, 2008 employee option grant. We reduced our estimated forfeiture rate for the second year vesting of our August 5, 2008 employee option grant by approximately 1.9% as result of our re-evaluation of this forfeiture rate.  As of December 31, 2009, we have approximately $580,000 of total unrecognized compensation cost related to unvested options, of which $356,000 is expected to be recognized in 2010, $212,000 in 2011, and $12,000 in 2012.

NOTE 4
CAPITAL STOCK, STOCK PLANS, WARRANTS, AND INCENTIVE COMPENSATION

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

We follow FASB ASC 718, “Compensation – Stock Compensation” (“ASC 718”) to account for employee and director stock options.  ASC 718 establishes accounting standards for entity exchanges of equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  See “Note 3 – Stock-Based Compensation” for further discussion on ASC 718.

During 2009, we issued an aggregate of 357,822 shares of our Common Stock upon exercise of 347,822 employee stock options, at exercise prices ranging from $1.25 to $1.86 and 10,000 outside director options, at an exercise price of $1.25.  Total proceeds received during 2009 for option exercises totaled approximately $631,000.  During 2008, we issued 111,179 shares of our Common Stock upon exercise of 106,179 employee stock options, at exercise prices ranging from $1.25 to $1.86 and 5,000 outside director stock options, at an exercise price of $1.75.  Total proceeds received during 2008 for option exercises totaled approximately $184,000.  During 2007, we issued 234,927 shares of our Common Stock upon exercise of 237,225 employee stock options, at exercise prices from $1.25 to $2.19 per share.  An optionee surrendered 2,298 shares of personally held Common Stock of the Company as payment for the exercise of the 4,000 options.  Total proceeds received during 2007 for option exercises totaled approximately $418,000.

We issued a total of 136,522, 118,865, and 143,005 shares of our Common Stock in 2009, 2008, and 2007, respectively, under our 2003 Outside Directors Stock Plan to our outside directors as compensation for serving on our Board of Directors.  During 2009, we paid each of our outside directors $2,167 monthly in fees for serving as a member of our Board of Directors.  The Audit Committee Chairman receives an additional monthly fee of $1,833 due to the position’s additional responsibility.  In addition, each board member is paid $1,000 for each board meeting attended as well as $500 for each telephonic conference call.  As a member of the Board of Directors, each director elects to receive either 65% or 100% of the director’s fee in shares of our Common Stock based on 75% of the fair market value of our Common Stock determined on the business day immediately preceding the date that the quarterly fee is due.  The balance of each director’s fee, if any, is payable in cash.

Summary of the status of options under the plans as of December 31, 2009, 2008, and 2007 and changes during the years ending on those dates is presented below:

	2009			2008			2007
	Shares	Weighted Average Exercise Price	Intrinsic Value (a)	Shares	Weighted Average Exercise Price	Intrinsic Value (a)	Shares	Weighted Average Exercise Price	Intrinsic Value (a)
Performance Equity Plan:
Balance at beginning of year	—	$—		9,000	$1.25		12,000	$1.25
Exercised	—	—	$—	(4,000)	1.25	$5,300	(3,000)	1.25	$5,470
Forfeited	—	—		(5,000)	1.25		—	—
Balance at end of year	—	—	$—	—	—	$—	9,000	1.25	$10,980
Options exercisable at year end	—	—		—	—		9,000	1.25

Non-qualified Stock Option Plan:
Balance at beginning of year	1,084,848	$1.86		1,174,859	$1.85		1,297,750	$1.85
Granted	—	—		—	—		—	—
Exercised	(89,489)	1.54	$68,526	(60,511)	1.54	$60,352	(119,391)	1.91	$112,546
Forfeited	(4,000)	1.97		(29,500)	1.91		(3,500)	1.72
Balance at end of year	991,359	1.89	$374,939	1,084,848	1.86	$—	1,174,859	1.85	$731,441
Options exercisable at year end	991,359	1.89		1,084,848	1.86		1,174,859	1.85

1992 Outside Directors Stock Plan:
Balance at beginning of year	135,000	$2.08		150,000	$2.04		165,000	$2.05
Granted	—	—		—	—		—	—
Exercised	(10,000)	1.25	$10,300	(5,000)	1.75	$3,450	—	—	$—
Forfeited	(25,000)	1.25		(10,000)	1.75		(15,000)	2.13
Balance at end of year	100,000	2.38	$12,488	135,000	2.08	$468	150,000	2.04	$78,680
Options exercisable at year end	100,000	2.38		135,000	2.08		150,000	2.04

2003 Outside Directors Stock Plan:
Balance at beginning of year	510,000	$2.21		426,000	$2.18		324,000	$1.94
Granted	84,000	2.67		84,000	2.34		102,000	2.95
Balance at end of year	594,000	2.27	$108,000	510,000	2.21	$—	426,000	2.18	$172,800
Options exercisable at year end	510,000	2.21		426,000	2.18		324,000	1.94

2004 Stock Option Plan:
Balance at beginning of year	1,687,499	$2.08		830,167	$1.84		1,018,000	$1.82
Granted	170,000	1.57		1,083,000	1.93		—	—
Exercised	(258,333)	1.86	$152,750	(41,668)	1.85	$26,000	(114,834)	1.68	$134,901
Forfeited	(175,000)	2.16		(184,000)	2.05		(72,999)	1.86
Balance at end of year	1,424,166	2.05	$324,153	1,687,499	2.08	$—	830,167	1.84	$522,819
Options exercisable at year end	718,833	1.99		467,999	1.83		272,833	1.80

(a) Represents the difference between the market price at the date of exercise or the end of the year, as applicable, and the exercise price.

The summary of the Company’s total Plans as of December 31, 2009, and changes during the period then ended are presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding January 1, 2009	3,417,347	$2.03
Granted	254,000	1.93
Exercised	(357,822)	1.76		$231,576
Forfeited	(204,000)	2.04
Options outstanding end of Period (1)	3,109,525	2.05	3.8	$819,580
Options exercisable at December 31, 2009 (1)	2,320,192	$2.01	3.3	$697,779
Options vested and expected to be vested at December 31, 2009	3,071,742	$2.05	3.8	$819,580

(1) Option with exercise price ranging from $1.25 to $2.98

Warrants and Capital Stock Issuance for Debt
We have issued various Warrants pursuant to acquisitions, private placements, debt and debt conversion to facilitate certain financing arrangements.  The Warrants principally are for a term of two to five years and entitle the holder to purchase one share of Common Stock for each warrant at the stated exercise price.

As of December 31, 2009, we have two Warrants outstanding to purchase up to an aggregate 150,000 shares of the Company’s Common Stock. The two Warrants were issued on May 8, 2009 as consideration of a $3,000,000 loan received by the Company from Mr. William N. Lampson and Mr. Diehl Rettig (collectively, “the Lender”) .  The Warrants are exercisable six months from May 8, 2009 and expire two years from May 8, 2009.  We issued no warrants in 2008 and 2007.  During 2007, we issued 563,633 shares of Common Stock upon exercise of 1,281,731 warrants on a cashless basis, resulting in the surrendering of the remaining 718,098 warrants.  In addition, 1,775,638 warrants expired in 2007.

As consideration of receiving this $3,000,000 from the Lender, we also issued, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and/or Rule 506 of Regulation D promulgated under the Act, an aggregate of 200,000 shares of the Company’s Common Stock to the Lenders  (See Note 10 – “Long Term Debt – Promissory Note and Installment Agreement” for further information regarding the Common Stock and Warrant issuance and the accounting treatment of the Common Stock and Warrants).

Shares Reserved
At December 31, 2009, we have reserved approximately 3,259,525 shares of Common Stock for future issuance under all of the above option and warrant arrangements.

Put Options
In 2001, we entered into an Option Agreement with Associated Mezzanine Investors (“AMI”) and Bridge East Capital, L.P. (“BEC”), dated July 31, 2001 (the "Option Agreement").  Pursuant to the Option Agreement, we granted each purchaser an irrevocable option requiring us to purchase any of the Warrants or the shares of Common Stock issuable under the Warrants (the "Warrant Shares") then held by the purchaser (the "Put Option").  The Put Option could be exercised at any time commencing July 31, 2004, and ending July 31, 2008.  In addition, each purchaser granted to us an irrevocable option to purchase all the Warrants or the Warrant Shares then held by the purchaser (the "Call Option").  The Call Option could be exercised at any time commencing July 31, 2005, and ending July 31, 2008. The purchase price under the Put Option and the Call Option was based on the quotient obtained by dividing (a) the sum of six times our consolidated EBITDA for the period of the 12 most recent consecutive months minus Net Debt plus the Warrant Proceeds by (b) our Diluted Shares (as the terms EBITDA, Net Debt, Warrant Proceeds, and Diluted Shares are defined in the Option Agreement).  On November 8, 2007, BEC exercised the 569,658 Warrants on a cashless basis, resulting in issuance of 273,321 shares of Common Stock and on December 31, 2007, AMI exercised the 712,073 Warrants on a cashless basis, resulting in issuance of 290,312 shares of Common Stock, with the remaining warrants forfeited.  For the life of the Put Option to the warrant exercise date, this instrument had been measured regularly to have no value and thus no liability had been recorded.   As result of the exercises by BEC and AMI, the Company has no further obligations under the “Option Agreement”.

NOTE 5
PREFERRED STOCK ISSUANCE AND CONVERSION

Series B Preferred Stock
As partial consideration of the M&EC Acquisition in 2001, M&EC issued shares of its Series B Preferred Stock to stockholders of M&EC having a stated value of approximately $1,285,000. No other shares of M&EC's Series B Preferred Stock are outstanding.  The Series B Preferred Stock is non-voting and non-convertible, has a $1.00 liquidation preference per share and may be redeemed at the option of M&EC at any time after one year from the date of issuance for the per share price of $1.00.  Following the first 12 months after the original issuance of the Series B Preferred Stock, the holders of the Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of M&EC out of legally available funds, dividends at the rate of 5% per year per share applied to the amount of $1.00 per share, which shall be fully cumulative.  We began accruing dividends for the Series B Preferred Stock in July 2002, and have accrued a total of approximately $483,000 since July 2002, of which $64,000 was accrued in each of the years ended December 31, 2003 to 2009.

NOTE 6
GOODWILL AND OTHER INTANGIBLE ASSETS
The following table is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2007, 2008, and 2009.  As a result of the acquisition of the PFNWR facility within our Nuclear Segment on June 13, 2007, we recorded $7,716,000 in goodwill within our Nuclear Segment in 2007.  In 2008, we recorded an additional $1,777,000 in goodwill related to the acquisition of PFNWR as we finalized the allocation of the purchase price to the net assets acquired in this acquisition in the second quarter of 2008.  In the fourth quarter of 2008, we determined that we had not appropriately recorded purchased unbilled receivables.  Accordingly, we recorded an adjustment in the fourth quarter of 2008 to correct goodwill and unbilled receivables related to the PFNWR acquisition.  This correction increased goodwill and decreased unbilled receivable by $497,000.  We did not amend our prior financial statements as this correction was not considered material to the Consolidated Balance Sheet and had no impact on our Consolidated Statement of Operations, income per share, accumulated deficit or our cash flows.  In 2009, we recorded $734,000 in goodwill in the second quarter of 2009 in connection with an earn-out amount that we were required to pay in connection with the acquisition of our PFNWR facility in 2007 (See Note 15 – “Commitments and Contingencies – Earn-Out Amount – Perma-Fix Northwest, Inc. (“PFNW”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”)” for information regarding this earn-out amount).  In the fourth quarter of 2009, we also determined that we had not appropriately recorded deferred tax liability on indefinite lived intangible asset in connection with our acquisition of PFNWR in June 2007.  Accordingly, we recorded an adjustment in the fourth quarter of 2009 to correct goodwill and deferred tax liability related to the PFNWR acquisition.  This correction increased goodwill and increased deferred tax liability by $298,000.  We did not amend our prior financial statements as this correction was not considered material to the Consolidated Balance Sheet and had no impact on our Consolidated Statement of Operations, income per share, accumulated deficit or our cash flows.

Goodwill (amounts in thousands)	Nuclear Segment	Engineering Segment	Total
Balance as of December 31, 2006	$—	$1,330	$1,330
Goodwill Recorded as Result of PFNWR Acquisition	7,716	—	7,716
Balance as of December 31, 2007	$7,716	$1,330	$9,046
Additional Goodwill Recorded as Result of PFNWR Acquisition	2,274	—	2,274
Balance as of December 31, 2008	$9,990	$1,330	$11,320
Additional Goodwill Recorded as Result of PFNWR Acquisition	$298	—	298
Goodwill Recorded in connection with PFNWR Earn-Out	734	—	734
Balance as of December 31, 2009	$11,022	$1,330	$12,352

The following table is a summary of changes in the carrying amount of permits for the years ended December 31, 2007, 2008, and 2009.   In the fourth quarter of 2009, we reclassified approximately $806,000 in costs incurred from 2005 to 2007 from our Perma-Fix of Florida’s (“PFF”) construction in process account to Permits on our Consolidated Balance Sheet.  These costs were originally incurred in connection with a major capital project at PFF, which has been placed on hold indefinitely.  Upon further evaluation and analysis of the costs related to this project, we determined that the $806,000 in costs incurred were related directly to the expansion of our operating permit at PFF, which we  included in our annual intangible asset valuation review conducted as of October 1, 2009.  We also reclassified this adjustment to our prior period balance sheets to reflect these costs as permit in process and permit in the appropriate years since as of December 31, 2005.  We did not amend our filings as this correction was not considered material to the Consolidated Balance Sheet and had no impact on our Consolidated Statement of Operations, income per share, accumulated deficit or our cash flows.  In addition, this correction would not have resulted in impairment charges from our annual intangible asset valuation reviews conducted since October 1, 2005.  During the first quarter of 2009, we also capitalized costs incurred of approximately $545,000 in connection with an authorization received from the U.S. EPA Region 4 by our DSSI facility to commercially store and dispose of radioactive PCBs in Permits.  DSSI began the permitting process to add Toxic Substances Control Act regulated wastes, namely PCBs, containing radioactive constituents to its authorization in 2004 in order to meet the demand for the treatment of government and commercially generated radioactive PCB wastes.  Waste operation under this authorization officially commenced in the first quarter of 2009.  This permit, which is our only definite-lived permit, is being amortized over a ten year period, the estimated life of the permit.  In 2007, we recorded $4,500,000 in permit costs within our Nuclear Segment as result of the acquisition of our PFNWR facility on June 13, 2007 (See “Note 7” below for permit recorded as result of the acquisition of PFNWR facility).  Our Engineering Segment has been excluded as it has no permits recorded.

Permit (amount in thousands)	Nuclear Segment	Industrial Segment	Total
Balance as of December 31, 2006	11,824	1,190	13,014
Permits in progress	(688)	—	(688)
Permit expansion at PFF	806	—	806
Acquired Permit as Result of Acquisition	4,500	—	4,500
Balance as of December 31, 2007	16,442	1,190	17,632
Permits in progress	299	—	299
Balance as of December 31, 2008	$16,741	$1,190	$17,931
Permits Capitalized in connection with PCB at DSSI	500 (1)	—	500
Permits in progress	(352)	—	(352)
Balance as of December 31, 2009	$16,889	$1,190	$18,079

(1) Net of $45,000 of permit amortized.

NOTE 7
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

Under the terms of the Merger Agreement, the purchase price paid by the Company in connection with the acquisition was approximately $18,033,000, consisting of as follows:

(a)
$2,300,000 in cash at closing of the merger, with $1,500,000 payable to unaccredited shareholders and $800,000 payable to shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”).

(b)	Also payable only to the shareholders of Nuvotec that qualified as accredited investors:

•
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

•
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

(c)
The assumption of $9,412,000 of debt, $8,900,000 of which was payable to KeyBank National Association which represents debt owed by PFNW under a credit facility. As part of the closing, the Company paid down $5,412,000 of this debt resulting in debt remaining of $4,000,000, which was paid off by the Company as of December 31, 2008.

(d)	Transaction costs totaling approximately $922,000.

In addition to the above, the agreement contains a contingency of an earn-out amount not to exceed $4,552,000 over a four year period (“Earn-Out Amount”), as amended.  The earn-out amounts will be earned if certain annual revenue targets are met by the Company’s consolidated Nuclear Segment.  (See “Note 15 – Commitments and Contingencies – Earn-Out Amount – Perma-Fix Northwest, Inc. (“PFNW”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”)” for information regarding our first required Earn-Out payment of $734,000 and the accounting treatment of such Earn-Out Amount made in 2009, in addition to an amendment made to the merger agreement in 2009 in connection with this Earn-Out Amount).

The acquisition was accounted for using the purchase method of accounting, pursuant to ASC 805, “Business Combinations”. The consideration for the acquisition was attributed to net assets on the basis of the fair value of assets acquired and liabilities assumed as of June 13, 2007.  The results of operations after June 13, 2007 have been included in the consolidated financial statements. In the second quarter of 2008, the Company finalized the allocation of the purchase price to the net asset acquired in this acquisition.  The excess of the cost of the acquisition over the estimated fair value of the net tangible assets and intangible assets on the acquisition date, which amounted to approximately $9,493,000, was allocated to goodwill.  In the fourth quarter of 2008, we determined that we had not appropriately recorded purchased unbilled receivables.  Accordingly, we recorded an adjustment in the fourth quarter of 2008 to correct goodwill and unbilled receivables related to the PFNWR acquisition.  This correction increased goodwill and decreased unbilled receivable by $497,000.  We did not amend our prior financial statements as this correction was not considered material to the Consolidated Balance Sheet and had no impact on our Consolidated Statement of Operations, loss per share, accumulated deficit or our cash flows.  In 2009, we were required to pay approximately $734,000 of earn-out in connection with the acquisition of PFNWR in June 2007 (See Note 15 – “Commitments and Contingencies – Earn-Out Amount – Perma-Fix Northwest, Inc. (“PFNW”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”)” for information regarding this earn-out amount).  The $734,000 was recorded as an increase to goodwill for the acquisition.  In the fourth quarter of 2009, we also determined that we had not appropriately recorded deferred tax liability on indefinite lived intangible asset in connection with our acquisition of PFNWR in June 2007.  Accordingly, we recorded an adjustment in the fourth quarter of 2009 to correct goodwill and deferred tax liability related to the PFNWR acquisition.  This correction increased goodwill and increased deferred tax liability by $298,000.  We did not amend our prior financial statements as this correction was not considered material to the Consolidated Balance Sheet and had no impact on our Consolidated Statement of Operations, income per share, accumulated deficit or our cash flows.

The total goodwill recorded for this acquisition totaled $11,022,000, which is not amortized but subject to an annual impairment test.  The following table summarized the final purchase price to the net assets acquired in this acquisition.

(Amounts in thousands)
Cash	$2,300
Assumed debt	9,412
Installment payments	2,500
Common Stock of the Company	2,165
Earn-Out	734
Transaction costs	922
Total consideration	$18,033

The following table presents the allocation of the final acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed based on their estimated fair values:

(Amounts in thousands)

Current assets (including cash acquired of $249)	$2,400
Property, plant and equipment	14,978
Permits	4,500
Goodwill	11,022
Total assets acquired	32,900
Current liabilities	(10,801)
Non-current liabilties	(4,066)
Total liabilities assumed	(14,867)

Net assets acquired	$18,033

NOTE 8
CHANGES IN ESTIMATE – LEGACY WASTE ACCRUAL – PERMA-FIX NORTHWEST, INC. (“PFNW’) AND PERMA-FIX NORTHWEST RICHLAND, INC (“PFNWR”)
As discussed previously, in acquiring PFNWR and PFNW in June 2007, the Company allocated the cost of the acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values at the date of acquisition as required by FASB ASC 805, “Business Combination”.  Judgment and estimates were made to determine these values using the most readily available information at the time of acquisition.  In 2008, the Company finalized the cost of the acquisition to the assets acquired and liabilities assumed. Adjustments to assets acquired or liabilities assumed during the purchase allocation period, which is generally one year, were recorded to goodwill.

During the third quarter of 2009, as result of a change in estimate related to accrued costs to dispose of legacy waste that were assumed as part of our acquisition of PFNWR and PFNW in June 2007, we reduced our disposal/transportation accrual by approximately $787,000 which was recorded as a reduction to our disposal/transportation expense in our cost of goods sold for the quarter ended September 30, 2009.  The change in estimate was necessary due to our accumulation of new information that had resulted in our identifying more efficient and cost effective ways to dispose of this legacy waste.

NOTE 9
DISCONTINUED OPERATIONS AND DIVESTITURES
Our discontinued operations encompass our PFMD, PFD, and PFTS facilities within our Industrial Segment as well as three previously shut down locations, PFP, PFMI, and PFM, three facilities which were approved as discontinued operations by our Board of Directors effective November 8, 2005, October 4, 2004, and March 12, 1998, respectively.  In May 2007, PFMD, PFD, and PFTS met the held for sale criteria under ASC 360, “Property, Plant, and Equipment”, and therefore, certain assets and liabilities of these facilities were classified as discontinued operations in the Consolidated Balance Sheet, and we ceased depreciation of these facilities’ long-lived assets classified as held for sale in May 2007.  In accordance with ASC 360, the long-lived assets for these facilities were written down to fair value less anticipated selling costs.  We recorded $4,531,000 in impairment charges for PFD and PFTS, all of which were included in “loss from discontinued operations, net of taxes” on our Consolidated Statement of Operations for the year ended December 31, 2007.

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

The following table summarizes the results of discontinued operations for the years ended December 31, 2009, 2008, and 2007.  The gains on disposals of discontinued operations, net of taxes, as mentioned above, are reported separately on our Consolidated Statements of Operations as “Gain on disposal of discontinued operations, net of taxes”.  The operating results of discontinued operations are included in our Consolidated Statements of Operations as part of our “Loss from discontinued operations, net of taxes”.

	For The Year Ended December 31,
(Amounts in Thousands)	2009	2008	2007

Net revenues	$—	$3,195	$19,965
Interest expense	(85)	(125)	(197)
Operating loss from discontinued operations	(26)	(1,397)	(6,850)
Income tax benefit	76	—	—
Gain on disposal of discontinued operations (1)	—	2,323	—
Income (loss) from discontinued operations	50	926	(6,850)

(1) Net of taxes of $71,000 for year ended December 31, 2008.

Our “Income from discontinued operations, net of taxes” on the Consolidated Statement of Operations for the twelve months ended December 31, 2009, included a recovery of approximately $400,000 in closure cost for PFTS recorded in the first quarter of 2009.  In connection with the divestiture of PFTS above, the buyer of PFTS’s assets was required to replace our financial assurance bond with its own financial assurance mechanism for facility closures.  Our financial assurance bond for PFTS was required to remain in place until the buyer has provided replacement coverage.  On March 24, 2009, the appropriate regulatory authority authorized the release of our financial assurance bond for PFTS which resulted in the recovery these closure costs.   Our income from discontinued operations for the twelve months ended December 31, 2009, also included approximately $115,000 in abated interest in connection with an excise tax audit for fiscal years 1999 to 2006 for PFTS.  In the second quarter of 2009, we recorded approximately $119,000 in interest expense in connection with this excise tax audit.  The income tax benefit noted above was primarily due to release of a portion of valuation allowance related to our deferred tax asset at PFMI.

Assets related to discontinued operations total $825,000 and $761,000 as of December 31, 2009, and 2008, respectively, and liabilities related to discontinued operations total $2,426,000 and $3,531,000 as of December 31, 2009 and 2008, respectively.

The following table presents the Industrial Segment’s major classes of assets and liabilities of discontinued operations that are classified as held for sale as of December 31, 2009 and 2008.  The held for sale asset and liabilities balances as of December 31, 2009 may differ from the respective balances at closing:

	December 31,	December 31,
(Amounts in Thousands)	2009	2008

Account receivable, net	$—	$—
Inventories	—	—
Other assets	—	—
Property, plant and equipment, net (1)	651	651
Total assets held for sale	$651	$651
Account payable	$—	$—
Deferred revenue	—	—
Accrued expenses and other liabilities	—	—
Note payable	—	—
Environmental liabilities	—	—
Total liabilities held for sale	$—	$—

(1) net of accumulated depreciation of $13,000 for each period noted.

The following table presents the Industrial Segment’s major classes of assets and liabilities of discontinued operations that are not held for sale as of December 31, 2009 and 2008:

	December 31,	December 31,
(Amounts in Thousands)	2009	2008

Other assets	$174	$110
Total assets of discontinued operations	$174	$110
Account payable	$1	$15
Accrued expenses and other liabilities	1,508	2,214
Deferred revenue	—	—
Environmental liabilities	917	1,302
Total liabilities of discontinued operations	$2,426	$3,531

The Industrial Segment includes two previously shut-down facilities which were presented as discontinued operations in prior years.  These facilities include Perma-Fix of Pittsburgh (“PFP”) and Perma-Fix of Michigan (“PFMI”).  Our decision to discontinue operations at PFP was due to our reevaluation of the facility and our inability to achieve profitability at the facility.  We completed the remediation of the leased property and the equipment at PFP in February 2006 and released the property back to the owner.  Our decision to discontinue operations at PFMI was principally a result of two fires that significantly disrupted operations at the facility in 2003, and the facility’s continued drain on the financial resources of our Industrial Segment.  As a result of the discontinued operations at the PFMI facility, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006.  In September 2006, PFMI signed a Corrective Action Consent Order with the State of Michigan, requiring performance of studies and development and execution of plans related to the potential clean-up of soils in portions of the property.  The level and cost of the clean-up and remediation are determined by state mandated requirements.  During 2006, based on state-mandated criteria, we began implementing the modified methodology to remediate the facility.  In 2009, we incurred remediation expenditure of $109,000.  We have $128,000 accrued for the closure, as of December 31, 2009, and we anticipate spending $102,000 in 2010 with the remainder over the next four years.  We reduced our accrual by $300,000 in the fourth quarter of 2009, as a result of a field investigation and draft Remedial Action Plan which identified substantial reductions in the anticipated cost of the completion of the remedial site.

Our PFMI has a pension payable of $947,000 as of December 31, 2009.  The pension plan withdrawal liability is a result of the termination of the union employees of PFMI.  The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST.  The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period.  This obligation is recorded as a long-term liability, with a current portion of $199,000 that we expect to pay over the next year.

Our discontinued operations also include another previously shut-down facility, Perma-Fix of Memphis, Inc. (“PFM”).  PFM was approved as a discontinued operation by our Board on March 12, 1998.  This decision was the result of an explosion at the facility in 1997 which significantly disrupted operations at the facility and the high costs required to rebuild the facility.  PFM had been reported as a discontinued operation until 2001.  In 2001, the facility was reclassified back into continuing operations as we had no other facilities classified as discontinued operations and its impact on our financial statements was de minimis.   During the fourth quarter of 2009, we reclassified PFM back into discontinued operations for all periods presented in accordance with ASC 360, “Property, Plant, and Equipment”.  Net liabilities of PFM at the end of 2009 and 2008 reclassified to discontinued operations from continuing operations consisted of the amounts in the following table.  PFM had no assets at the end of the periods noted: (See “Note 12 – Accrued Closure Costs” for additional information on Memphis closure accrual.

	December 31,	December 31,
(Amounts in Thousands)	2009	2008

Current liabilties:
Current environmental accrual	$252	$74
Total current liabilities	252	74

Long-term liabilities:
Long-term environmental accrual	187	201
Accrued closure cost	268	262
Total long-term liabilities	455	463
Total liabilities:	$707	$537

As part of our acquisition of PFM in 1993, we assumed certain liabilities relative to the removal of contaminated soil and to undergo groundwater remediation at the facility. Prior to our ownership of PFM, the owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities.  The groundwater remediation at this facility has been ongoing since approximately 1990.  With approval of a remediation approach in 2006, PFM began final remediation of this facility in 2007.  In 2008, we completed all soil remediation with the exception of that associated with the groundwater remediation.  In 2009, we incurred remediation expenditure of $137,000.  In 2009, we also increased our reserve by approximately $300,000 in the fourth quarter of 2009, a result of an increase in costs associated with delays in receipt of the Corrective Action Permit.  As of December 31, 2009, we have $439,000 accrued for the closure, which we anticipate spending over the next six years.

NOTE 10
LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2009 and 2008:

(Amounts in Thousands)	December 31, 2009	December 31, 2008
Revolving Credit facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at option of prime rate (3.25% at December 31, 2009) plus 2.0% or minimum floor base London InterBank Offer Rate ("LIBOR") of 2.5% plus 3.0%, balance due in July 2012. (1) (3) Weighted average interest rate on year end balances are 5.5% and 5.8%, respectively.	$2,659	$6,516
Term Loan dated December 22, 2000, payable in equal monthly installments of principal of $83, balance due in July 2012, variable interest paid monthly at option of prime rate plus 2.5% or minimum floor base LIBOR of 2.5% plus 3.5%. (1) (3)	5,667	6,667
Installment Agreement in the Agreement and Plan of Merger with Nuvotec and PEcoS, dated April 27, 2007, payable in three equal yearly installment of principal of $833 beginning June 2009. Interest accrues at annual rate of 8.25% on outstanding principal balance starting June 2007 and payable yearly starting June 2008	1,667	2,500
Promissory Note dated May 8, 2009, payable in monthly installments of principal of $87 starting June 8, 2009, balance due May 8, 2011, variable interest paid monthly at LIBOR plus 4.5%, with LIBOR at least 1.5%.(2)	1,938	—
Various capital lease and promissory note obligations, payable 2010 to 2013, interest at rates ranging from 5.0% to 12.6%.	450	520
	12,381	16,203
Less current portion of long-term debt	3,050	2,022
	$9,331	$14,181

 (1)  Prior to March 5, 2009, variable interest was paid monthly at prime plus 1/2% for our Revolving Credit and prime plus 1.0% for our Term Loan.

(2)  Net of debt discount of ($450,000) based on the estimated fair value of two Warrants and 200,000 shares of the Company’s Common Stock issued on May 8, 2009 in connection with a $3,000,000 promissory note entered into by the Company and Mr. William Lampson and Mr. Diehl Rettig.  See “Promissory Note and Installment Agreement” below for additional information.

(3)  Our Revolving Credit is collateralized by our account receivables and our Term Loan is collateralized by our property, plant, and equipment.

Revolving Credit and Term Loan Agreement
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement (“Agreement”) with PNC Bank, National Association, a national banking association (“PNC”) acting as agent (“Agent”) for lenders, and as issuing bank.  The Agreement initially provided for a term loan (“Term Loan”) in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005.  The Agreement also provided for a revolving line of credit (“Revolving Credit”) with a maximum principal amount outstanding at any one time of $18,000,000, as amended.  The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary.  Our revolving credit and term loan are collateralized by substantially all of the assets of the Company, excluding the assets of PFNWR.  As of December 31, 2009, the excess availability under our revolving credit was $11,535,000 based on our eligible receivables.

The Agreement has been amended on numerous occasions since it was originally executed.  During 2007 and 2008, we have entered into seven amendments to the Agreement, including, without limitation, consenting to our acquisition of PFNW and PFNWR; revising our borrowing availability under the Agreement; extending the term of our credit facilities under the Agreement to July 31, 2012; allowing us to use a certain amount of the proceeds received from the sale of certain collateralized property within our Industrial segment for purposes other than reducing the outstanding loans under the Agreement; waived fixed charge coverage ratio, non-compliance and revised method of calculating such ratio during 2008, increasing our term loan up to $7 million from outstanding principal balance of zero; and revising the monthly interest rate.

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

On March 5, 2009, we entered into another amendment to the Agreement with PNC.  This amendment increased our borrowing availability by approximately an additional $2,200,000.  In addition, pursuant to the Amendment, monthly interest due on our revolving line of credit was amended from prime plus 1/2% to prime plus 2.0% and monthly interest due on our Term Loan was amended from prime plus 1.0% to prime plus 2.5%.  The Company also has the option to pay monthly interest due on the revolving line of credit by using the LIBOR, with the minimum floor base LIBOR rate of 2.5%, plus 3.0% and to pay monthly interest due on the Term Loan using the minimum floor base LIBOR of 2.5%, plus 3.5%.  In addition, the Amendment also allowed us to retain funds received from the sale of our PFO property which was completed in the fourth quarter of 2008.  All other terms and conditions to the credit facility remain principally unchanged.  As a condition of this Amendment, we paid PNC a fee of $25,000.  Funds made available under this Amendment were used to secure the additional financial assurance coverage needed by our DSSI subsidiary to operate under an authorization issued by the EPA on November 26, 2008 to treat and dispose of PCBs.

Promissory Notes and Installment Agreements
On May 8, 2009, the Company entered into a promissory note with William N. Lampson and Diehl Rettig (collectively, the “Lenders”) for $3,000,000.  Mr. Lampson was formerly a major shareholder of PFNW and PFNWR prior to our acquisition of PFNW and PFNWR, and Mr. Rettig was formerly a shareholder of, and counsel for these companies at the time of our acquisition and following the acquisition has continued to perform certain legal services for PFNWR.  Both of the Lenders are also stockholders of the Company having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  The proceeds of the loan were used primarily to pay off the promissory note, dated June 25, 2001, as amended on December 28, 2008, entered into by our M&EC subsidiary with PDC as mentioned below, with the remaining funds used for working capital purposes.  The promissory note provides for monthly principal repayment of approximately $87,000 plus accrued interest, starting June 8, 2009, and on the 8th day of each month thereafter, with interest payable at LIBOR plus 4.5%, with LIBOR at least 1.5%.  Any unpaid principal balance along with accrued interest is due May 8, 2011.  We paid approximately $22,000 in closing costs for the promissory note which is being amortized over the terms of the note.  The promissory note may be prepaid at anytime by the Company without penalty.  As consideration of the Company receiving this loan, we issued a Warrant to Mr. Lampson and a Warrant to Mr. Diehl to purchase up to 135,000 and 15,000 shares, respectively, of the Company’s Common Stock at an exercise price of $1.50 per share.  The Warrants are exercisable six months from May 8, 2009 and expire two years from May 8, 2009.  We estimated the fair value of the Warrants to be approximately $190,000 using the Black-Scholes option pricing model with the following assumption:  70.47% volatility, risk free interest rate of 1.0%, an expected life of two years and no dividends.  We also issued an aggregate of 200,000 shares of the Company’s Common Stock with Mr. Lampson receiving 180,000 shares and Mr. Rettig receiving 20,000 shares of the Company’s Common Stock.  We determined the fair value of the 200,000 shares of Common Stock to be $476,000 which was based on the closing price of the stock of $2.38 per share on May 8, 2009.  The fair value of the Warrants and Common Stock was recorded as a debt discount and is being amortized over the term of the loan as interest expense – financing fees.  Debt discount amortized as of December 31, 2009 totaled approximately $216,000.

The promissory note also includes an embedded Put Option (“Put”) that can be exercised upon default, whereby the lender has the option to receive a cash payment equal to the amount of the unpaid principal balance plus all accrued and unpaid interest, or the number of whole shares of our Common Stock equal to the outstanding principal balance.  The maximum number of payoff shares is restricted to less than 20% of the outstanding equity.  We concluded that the Put should have been bifurcated at inception; however, the Put Option had and continues to have nominal value as of December 31, 2009.  We will continue to monitor the fair value of the Put on a regular basis.

In connection with our acquisition of M&EC, M&EC issued a promissory note in the principal amount of $3,700,000, together with interest at an annual rate equal to the applicable law rate pursuant to Section 6621 of the Internal Revenue Code, to Performance Development Corporation (“PDC”), dated June 25, 2001, for monies advanced to M&EC by PDC and certain services performed by PDC on behalf of M&EC prior to our acquisition of M&EC.  The principal amount of the promissory note was payable over eight years on a semiannual basis on June 30 and December 31, with a final principal payment to be made by December 31, 2008.  All accrued and unpaid interest on the promissory note was payable in one lump sum on December 31, 2008.  PDC directed M&EC to make all payments under the promissory note directly to the IRS to be applied to PDC’s obligations to the IRS.  On December 29, 2008, M&EC and PDC entered into an amendment to the promissory note, whereby the outstanding principal and accrued interest due under the promissory note totaling approximately $3,066,000 is to be paid in the following installments:  $500,000 payment to be made by December 31, 2008 and five monthly payment of $100,000 to be made starting January 27, 2009, with the balance consisting of accrued and unpaid interest due on June 30, 2009.  We made the $500,000 payment on December 31, 2008, with the remaining balance consisting of interest only.  On May 13, 2009, we paid the outstanding balance of approximately $2,225,000, which consisted of interest only, on the PDC promissory note directly to the IRS which satisfied M&EC’s obligations to PDC in full.

In conjunction with our acquisition of PFNWR, we agreed to pay shareholders of Nuvotec that qualified as accredited investors, pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, including Robert Ferguson, who resigned as a member of our Board of Director effective February 27, 2010, $2,500,000, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest is accrued on the outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.  In June 2009, we paid the first principal installment of $833,333, along with accrued interest.  Interest paid as of December 31, 2009 totaled $422,000, of which $206,000 was paid in June 2009.  Interest accrued as of December 31, 2009 totaled approximately $69,000. See Note 15 – “Commitments and Contingencies - Earn-Out Amount - PFNW and PFNWR” and Note 17 – “Related Party Transaction” in this section for information regarding Mr. Robert Ferguson.

Additionally, in conjunction with our acquisition of Nuvotec and PEcoS , (collectively n/k/a “PFNWR”) which was completed on June 13, 2007, we entered into a promissory note for a principal amount of $4,000,000 to KeyBank National Association, dated June 13, 2007, which represented debt assumed by us as result of the acquisition.  The promissory note was payable over a two year period with monthly principal repayment of $160,000 starting July 2007 and $173,000 starting July 2008, along with accrued interest.  Interest was accrued at prime rate plus 1.125%.  This note was paid off as of December 31, 2008.

The aggregate approximate amount of the maturities of long-term debt maturing in future years as of December 31, 2009, is $3,050,000 in 2010; $3,329,000 in 2011; 6,397,000 in 2012; $36,000 in 2013, and $19,000 in 2014.  Total aggregate amount above excludes debt discount recorded and amortized of approximately $128,000 for the two Warrants and $322,000 for the 200,000 shares of the Company Stock issued in connection with the $3,000,000 loan between the Company and Mr. William Lampson and Mr. Diehl Rettig as discussed above.

Capital Leases
The following table lists components of the capital leases as of December 31, 2009 (in thousands):

Captial Leases
Year ending December 31:
2010	$168
2011	155
2012	72
2013	36
2014	19
Later years beyond	―
Total Minimum Lease Payments	450
Less amount representing interest (effective interest rate of 7.75%)	(58)
Less estimated executory costs	―
Net minimum lease payments	392
Less current installments of obligations under capital leases	168
Obligations under capital leases excluding
current installments	$224

NOTE 11
ACCRUED EXPENSES

Accrued expenses at December 31 include the following (in thousands):

	2009	2008
Salaries and employee benefits	$3,766	$3,173
Accrued sales, property and other tax	481	519
Interest payable	132	2,722
Insurance payable	1,351	1,553
Other	748	929
Total accrued expenses	$6,478	$8,896

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

The closure calculation is increased annually for inflation based on RCRA guidelines, and for any approved changes or expansions to the facility, which may result in either an increase or decrease in the approved closure amount.  If there is a change to the closure estimate, we record this change in the liability and asset, with the asset depreciated in accordance with our depreciation policy.  Annual inflation factor increases are expensed during the current year.  In 2008, due to change in estimate of the costs to close our DSSI and PFNWR facilities based on federal/state regulatory guidelines, we increased our closure accrual by $726,000 and $373,000 for our DSSI and PFNWR facility, respectively.  In the first quarter of 2009, we increased our asset retirement obligation for our DSSI facility by $1,980,000 due to the change in estimate of the costs to close our DSSI facility based on federal/state regulatory guidelines primarily as the result of an authorization that we received from the U.S. EPA Region 4 in November 2008 to treat PCB wastes.  In the fourth quarter of 2009, we also increased our asset retirement obligation for our PFSG facility by $158,000 based on change in estimates of the costs to close this facility based federal/state regulatory guidelines.

During 2009, the accrued long-term closure cost increased by $2,152,000 to a total of $12,031,000 as compared to the 2008 total of $9,879,000 for our continuing operations.  This increase is principally a result of normal inflation factor increases as well as changes in estimates to close our DSSI and PFSG facilities as discussed above.  Accrued closure cost for our discontinued operations consists of only our Perma-Fix of Memphis, Inc facility which had a balance of approximately $268,000 as of December 31, 2009.  The closure accrual for PFM has been increased annually for inflation based on RCRA guidelines.  We expensed this increase in closure cost in each of the years 2007 to 2009.

NOTE 13
ENVIRONMENTAL LIABILITIES

We have four remediation projects, which are currently in progress at certain of our permitted Industrial Segment facilities (three within our discontinued operations, PFD, PFM, and PFMI) owned and operated by our subsidiaries.  These remediation projects principally entail the removal/remediation of contaminated soil and, in some cases, the remediation of surrounding ground water.  All of the remedial clean-up projects in question were an issue for that facility for years prior to our acquisition of the facility and were recognized pursuant to a business combination and recorded as part of the purchase price allocation to assets acquired and liabilities assumed.  Three of the facilities, (PFD, PFM, and PFSG) are RCRA permitted facilities, and as a result, the remediation activities are closely reviewed and monitored by the applicable state regulators.  Additionally, we recorded environmental liabilities upon acquisition of PFMD and PFP in March 2004, which were not RCRA permitted facilities.  We recognized our best estimate of such environmental liabilities upon the acquisition of our facilities, as part of the acquisition cost.  In January 2008, we sold substantially all of the assets of our PFMD facility at which time the buyer assumed PFMD’s environmental liability of approximately $391,000.  In the normal course of our business, the operations will on occasion create a minor environmental remediation issue, which will be evaluated and a corresponding remedial liability recorded. Minor environmental remediation liabilities were recognized and recorded for the PFTS facility during 2004.  In May 2008, we sold substantially all of the assets of our PFTS facility.  The environmental reserve for PFTS of approximately $35,000 was recorded as a “gain on disposal of discontinued operations, net of taxes” on the Consolidated Statement of Operations upon the sale of PFTS.

At December 31, 2009, we had total accrued environmental remediation liabilities of $1,727,000 of which $526,000 is recorded as a current liability, which reflects a decrease of $106,000 from the December 31, 2008, balance of $1,833,000.  The net decrease represents payment of approximately $387,000 on remediation projects as well as a decrease in our reserve at PFMI of approximately $300,000 and increases in reserves of approximately $281,000 at PFSG and $300,000 at PFM, due to reassessment of our remediation estimates.  The December 31, 2009, current and long-term accrued environmental balance is recorded as follows (in thousands):

	Current	Long-term
	Accrual	Accrual	Total
PFD	$147	$203	$350
PFM	252	187	439
PFSG	25	785	810
PFMI	102	26	128
Total Liability	$526	$1,201	$1,727

PFD
In June 1994, we acquired from Quadrex Corporation and/or a subsidiary of Quadrex Corporation (collectively, “Quadrex”) three treatment, storage and disposal companies, including the PFD facility.  The former owners of PFD had merged Environmental Processing Services (“EPS”) with PFD, which was subsequently sold to Quadrex.  Through our acquisition of PFD in 1994 from Quadrex, we were indemnified by Quadrex for costs associated with remediating this facility leased by PFD (“Leased Property”) but never used or operated by PFD, which entails remediation of soil and/or groundwater restoration.  The Leased Property used by EPS to operate its facility is separate and apart from the property on which PFD's facility is located. In conjunction with the subsequent bankruptcy filing by Quadrex, and our recording of purchase accounting for the acquisition of PFD, we recognized an environmental liability of approximately $1,200,000 for the remediation of this leased facility.  This environmental liability for the EPS site was retained by the Company upon the sale of PFD in March 2008.  We have pursued remedial activities for this Leased Property since we acquired PFD and after evaluating various technologies, are seeking approval from appropriate governmental authority for the final remedial process.  In 2008, we performed a field investigation to gather additional information required to close certain soil contamination issues and to support development of the final groundwater remediation approach.  During 2009, the investigation report was submitted to and approved by the Ohio EPA and work on the revised Corrective Action Plan, including Risk Assessment had begun. During 2009, we incurred remedial expenditures of $139,000, which reduced the reserve.  We have $350,000 accrued for the closure as of December 31, 2009, and we anticipate spending $147,000 in 2010 with the remainder over the next five years.

PFM
Pursuant to our acquisition, effective December 31, 1993, of Perma Fix of Memphis, Inc. (“PFM”) (f/k/a American Resource Recovery, Inc.), we assumed certain liabilities relative to the removal of contaminated soil and to undergo groundwater remediation at the facility. Prior to our ownership of PFM, the owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities.  The groundwater remediation at this facility has been ongoing since approximately 1990.  With approval of a remediation approach in 2006, PFM began final remediation of this facility in 2007.  In 2008, we completed all soil remediation with the exception of that associated with the groundwater remediation.  In 2009, we incurred remediation expenditure of $137,000.  In 2009, we also increased our reserve by approximately $300,000 in the fourth quarter of 2009, a result of increase in costs associated with delays in receipt of the Corrective Action Permit.   As of December 31, 2009, we have $439,000 accrued for the closure, which we anticipate spending over the next six years.

PFSG
During 1999, we recognized an environmental accrual of $2,199,000, in conjunction with the acquisition of PFSG.  This amount represented our estimate of the long- term costs to remove contaminated soil and to undergo groundwater remediation activities at the PFSG acquired facility in Valdosta, Georgia.  PFSG have over the past five years, completed the initial valuation, and selected the remedial process to be utilized.  Approval to proceed with final remediation has not yet been received from the appropriate agency.  Remedial activities began in 2003.  In 2009, we incurred remedial expenditures of approximately $2,000.  In addition, we also increased our reserve by approximately $281,000 in the fourth quarter of 2009 due to reassessment of our remediation estimates.  We have $810,000 accrued for the closure, as of December 31, 2009, and we anticipate spending $25,000 in 2010 with the remainder over the next six years.

PFMI
As a result of the discontinued operations at the PFMI facility in 2004, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006.  In September 2006, PFMI signed a Corrective Action Consent Order with the State of Michigan, requiring performance of studies and development and execution of plans related to the potential clean-up of soils in portions of the property.  The level and cost of the clean-up and remediation are determined by state mandated requirements.  During 2006, based on state-mandated criteria, we began implementing the modified methodology to remediate the facility.  In 2009, we incurred remediation expenditure of $109,000.  We have $128,000 accrued for the closure, as of December 31, 2009, and we anticipate spending $102,000 in 2010 with the remainder over the next four years.  We reduced our accrual by $300,000 in the fourth quarter of 2009, as a result of a field investigation and draft Remedial Action Plan which identified substantial reductions in the anticipated cost of the completion of the remedial site.

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

NOTE 14
INCOME TAXES

The components of current and deferred federal and state income tax for continuing operations for the years ended December 31, consisted of the following (in thousands):

	2009	2008	2007
Federal income tax expense - current	$161	$—	$—
Federal income tax benefit - deferred	(2,426)	—	—
State income tax expense - current	343	10	—
State income tax expense - deferred	—	—	—
Total income tax (benefit) expense	$(1,922)	$10	$—

We had temporary differences and net operating loss carry forwards, which gave rise to deferred tax assets and liabilities at December 31, as follows (in thousands):

	2009	2008
Deferred tax assets:
Net operating losses	$6,617	$9,040
Environmental and closure reserves	3,932	3,114
Impairment of assets	7,627	7,658
Other	2,284	2,151
Deferred tax liabilities:
Depreciation and amortization	(7,117)	(7,833)
	13,343	14,130
Valuation allowance	(11,151)	(14,130)
Net deferred income tax asset	$2,192	$—

An overall reconciliation between the expected tax benefit using the federal statutory rate of 34% and the provision for income taxes from continuing operations as reported in the accompanying consolidated statement of operations is provided below.

	2009	2008	2007
Tax expense (benefit) at statutory rate	$2,601	$261	$(809)
State taxes, net of federal benefit	227	7	206
Previously unrecorded state tax benefit	(1,752)	—	—
Permanent items	(167)	37	(1)
Other	148	(153)	(5)
Increase (decrease) in valuation allowance	(2,979)	(142)	609
Provision for income taxes	$(1,922)	$10	$—

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”.  Deferred income tax assets and liabilities are recognized for future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company regularly assesses the likelihood that the deferred tax asset will be recovered from future taxable income.  The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred income taxes to an amount that is more likely than not to be realized.  For the years ended December 31, 2007 and 2008, the Company maintained a full valuation allowance against net deferred income tax assets because insufficient evidence existed to support the realization of any future income tax benefits.  For the year ended December 31, 2009, however, the Company has reassessed this conclusion.  Based upon the Company’s assessment of all available evidence, including a return to profitability, expectation of future profitability, and the Company’s overall prospects of future business, the Company has determined that it is more likely than not that the Company will be able to realize a portion of the deferred income tax assets as of December 31, 2009.  As a result, a deferred income tax benefit in the amount of $2,426,000 has been realized for the year ended December 31, 2009.

Our valuation allowance (decreased) increased by approximately ($2,979,000), ($107,000), and $3,263,000 for the years ended December 31, 2009, 2008, and 2007, respectively.  Included in deferred income tax assets as of December 31, 2009 is a future deductible income tax benefit associated with the impairment of assets for financial reporting purposes in the amount of $7,627,000.  Of this amount, approximately $7,175,000 was recorded in conjunction with our acquisition of DSSI in August 2000 and approximately $452,000 was in conjunction with impairment of assets at PFSG in 2007.  For income tax reporting purposes, the future income tax benefit of these impairment charges will be recorded when the underlying assets are actually disposed.

We have estimated net operating loss carryforwards (NOL's) for federal and state income tax purposes of approximately $14,532,000 and $26,310,000, respectively, as of December 31, 2009.  These net operating losses can be carried forward and applied against future taxable income, if any, and expire in various amounts through 2028.  However, as a result of various stock offerings and certain acquisitions, the use of these NOLs will be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  As of December 31, 2009, we have approximately $7,522,000 of net operating loss carryforwards available to offset future taxable income after Section 382 limitations are considered.  Additionally, NOLs may be further limited under the provisions of Treasury Regulation 1.1502-21 regarding Separate Return Limitation Years.

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

Legal Matters
Notice of Violation – Perma-Fix of South Georgia, Inc. (“PFSG”)
In December 2009, PFSG received a notice of violation (“NOV”) from the Georgia Environmental Protection Division (“EPD”) alleging the facility had previously stored certain hazardous wastes in a manner which violated its hazardous waste permit requirements.  PFSG received a proposed Consent Order offering to settle the matter and imposing a $50,000 civil penalty for the violations.  We are currently in discussion with the Georgia EPD regarding the alleged violation and proposed Consent Order.  As a result, we accrued $50,000 in the fourth quarter of 2009 at PFSG related to this proposed Consent Order.

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

The Louisiana Department of Environmental Quality (“LDEQ”) has collected approximately $8,400,000 to date for the remediation of the site (Perma-Fix subsidiaries have not been required to contribute any of the $8,400,000) and has completed removal of above ground waste from the site, with approximately $5,000,000 remaining in this fund held by the LDEQ.  The EPA’s unofficial estimate to complete remediation of the site is between $9,000,000 and $12,000,000, including work performed by LDEQ to date; however, based on preliminary outside consulting work hired by the PRP group, which we are a party to, the remediation costs could be below EPA’s estimation.  During 2009, a site assessment was conducted and paid for by the PRP group, which was exclusive of the $8,400,000.  No unexpected issues were identified during the assessment.  Collections from small contributors have also begun for remediation of this site.  Remediation activities going forward will be funded by LDEQ, until those funds are exhausted, at which time, any additional requirements, if needed, will be funded from the small contributors.  Once funds from the small contributors are exhausted, if additional funds are required, they will be provided by the members of the PRP group.  As part of the PRP Group, we paid an initial assessment of $10,000 in the fourth quarter of 2007, which was allocated among the facilities. In addition, we accrued approximately $27,000 in the third quarter of 2008 for our estimated portion of the cost of the site assessment, which was allocated among the facilities.  As of December 31, 2009, $18,000 of the accrued amount has been paid, of which $9,000 was paid in the fourth quarter of 2008 and $9,000 was paid in the second quarter of 2009.  We anticipate paying the remaining $9,000 in the first quarter of 2010.  As of the date of this report, we cannot accurately access our ultimate liability.  The Company records its environmental liabilities when they are probable of payment and can be estimated within a reasonable range.  Since this contingency currently does not meet this criteria, a liability has not been established.

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

Earn-Out Amount – Perma-Fix Northwest, Inc. (“PFNW”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”)
Pursuant to the merger agreement relating to our acquisition of PFNW and PFNWR in June 2007, we are required to pay to those former shareholders of PFNW immediately prior to our acquisition, which includes Robert L. Ferguson (“Ferguson”), who resigned as a member of our Board of Director effective February 27, 2010, an earn-out amount upon meeting certain conditions for each fiscal period ending June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011, with the aggregate earn-out amount to be paid by us not to exceed the sum of $4,552,000, as amended (See Note 17 – “Related Party Transaction” in this section for information regarding Mr. Ferguson).  Under the agreement, the earn-out amount to be paid for any particular fiscal year is to be an amount equal to 10% of the amount that the revenues of our nuclear business (as defined) for such fiscal year exceeds the budgeted amount of revenues for our nuclear business for that particular period, with the first $1,000,000 being placed in an escrow account for a period of two years from the date that the full $1,000,000 is placed in escrow for losses suffered or to be suffered by us, PFNW, and PFNWR under the sellers’ and its shareholders’ indemnification obligations.  No earn-out was required to be paid for fiscal 2008, and for 2009 we were required to pay an earn-out of approximately $734,000, which was recorded as an increase to goodwill for PFNWR in the second quarter of 2009.  Under the merger agreement, the former shareholders established a liquidating trust in which Ferguson and William Lampson (“Lampson”) were appointed trustees and were further appointed as representatives of the former shareholders in connection with matters arising under the merger agreement.  Prior to payment of the earn-out amount of approximately $734,000 for fiscal year 2009, we negotiated an amendment to the merger agreement with Ferguson and Lampson (as representatives for the former shareholders and as trustees under the liquidating trust) and the paying agent for the former shareholders and entered into an amendment that provides as follows:

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

Pension Liability
We had a pension withdrawal liability of $947,000 at December 31, 2009, based upon a withdrawal letter received from Central States Teamsters Pension Fund (“CST”), resulting from the termination of the union employees at PFMI and a subsequent actuarial study performed.  In August 2005, we received a demand letter from CST, amending the liability to $1,629,000, and provided for the payment of $22,000 per month, including interest at 8% per annum, over an eight year period.

Insurance
In June 2003, we entered into a 25-year finite risk insurance policy with Chartis, a subsidiary of American International Group, Inc. (“AIG”) (see “Part I, Item 1A. – Risk Factors” for certain potential risk related to AIG), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure.  Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations.  The policy provided an initial maximum $35,000,000 of financial assurance coverage and has available capacity to allow for annual inflation and other performance and surety bond requirements.  Our initial finite risk insurance policy required an upfront payment of $4,000,000, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account.  We are required to make seven annual installments, as amended, of $1,004,000, of which $991,000 is to be deposited in the sinking fund account, with the remaining $13,000 represents a terrorism premium.  In addition, we are required to make a final payment of $2,008,000, of which $1,982,000 is to be deposited in the sinking fund account, with the remaining $26,000 represents a terrorism premium.  In March 2009, we paid our sixth of the eight required remaining payments.  In March 2009, we secured additional financial assurance coverage of approximately $5,421,000 with Chartis which enabled our Diversified Scientific Services, Inc. (“DSSI”) facility to receive and process wastes under an authorization issued by the U.S. Environment Protection Agency (“EPA”) Region 4 on November 26, 2008 to commercially store and dispose of Polychlorinated Biphenyls (“PCBs”).  We secured this additional financial assurance coverage requirement by increasing our initial 25-year finite risk insurance policy with Chartis from maximum policy coverage of $35,000,000 to $39,000,000, of which our total financial coverage amounts to $35,869,000 as December 31, 2009.  Payment for this additional financial assurance coverage requires a total payment of approximately $5,219,000, consisting of an upfront payment of $2,000,000 made on March 6, 2009, of which approximately $1,655,000 was deposited into a sinking fund account, with the remaining representing fee payable to Chartis.  In addition, we are required to make three yearly payments of approximately $1,073,000 payable starting December 31, 2009, of which $888,000 will be deposited into a sinking fund account, with the remaining to represent fee payable to Chartis.

As of December 31, 2009, we have recorded $9,639,000 in our sinking fund related to the policy noted above on the balance sheet, which includes interest earned of $805,000 on the sinking fund as of December 31, 2009.  Interest income for the twelve months ended December 31, 2009, was approximately $75,000.  On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract.  If we so elect, the Insurer is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility, which we acquired in June 2007, with Chartis, a subsidiary of AIG.  The policy provides an initial $7,800,000 of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8,200,000.  The policy will renew automatically on an annual basis at the end of the four year term and will not be subject to any renewal fees.  The policy requires total payment of $7,158,000, consisting of an initial payment of $1,363,000 and two annual payments of $1,520,000, payable by July 31, 2008 and July 31, 2009, and an additional $2,755,000 payment to be made in five quarterly payments of $551,000 beginning September 2007.  In July 2007, we paid the initial payment of $1,363,000, of which $1,106,000 represented premium on the policy and the remaining was deposited into a sinking fund account.  We have made both of the annual payments of $1,520,000, of which one annual payment was made in the third quarter of 2009.  For each of the $1,520,000 payments, $1,344,000 was deposited into a sinking fund account and the remaining represented premium.   We have made all of the five quarterly payments which were deposited into a sinking fund.  As of December 31, 2009, we have recorded $5,841,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $141,000 on the sinking fund as of December 31, 2009.  Interest income for the twelve months ended December 31, 2009 totaled $69,000.

Operating Leases
We lease certain facilities and equipment under operating leases.  Future minimum rental payments as of December 31, 2009, required under these leases for our continuing operations are $652,000 in 2010, $469,000 in 2011, $274,000 in 2012, $257,000 in 2013, and $7,000 in 2014.

Net rent expense was $1,404,000, $1,409,000, and $1,464,000 for 2009, 2008, and 2007, respectively for our continuing operations.  These amounts include payments on operating leases of approximately $816,000, $652,000, and $1,075,000 for 2009, 2008, and 2007, respectively.  The remaining rent expense is for non-contractual monthly and daily rentals of specific use vehicles, machinery and equipment.

Net rent expense was $66,000, $177,000, and $1,134,000 for 2009, 2008, and 2007, respectively for our discontinued operations.  These amounts include payments on operating leases of approximately $0, $0, and $476,000, respectively.  The remaining rent expense is for non-contractual monthly and daily rentals of specific use vehicles, machinery and equipment.

NOTE 16
PROFIT SHARING PLAN

We adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the “401(k) Plan”) in 1992, which is intended to comply under Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974.  All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan.  Participating employees may make annual pretax contributions to their accounts up to 100% of their compensation, up to a maximum amount as limited by law.  We, at our discretion, may make matching contributions based on the employee's elective contributions.  Company contributions vest over a period of five years.  We matched up to 25% of our employees' contributions.  We contributed $85,000, $401,000, and $418,000 in matching funds during 2009, 2008, and 2007, respectively.  The Company suspended its matching contribution effective March 1, 2009, in an effort to reduce costs in light of the downturn in the economic environment.  Effective January 1, 2010, the Company commenced this matching contribution.

NOTE 17
RELATED PARTY TRANSACTIONS

Mr. Robert L. Ferguson
Mr. Robert Ferguson, was nominated to serve as a Director in connection with the closing of the acquisition by the Company of Nuvotec (n/k/a Perma-Fix Northwest, Inc. (“PFNW”)) and its wholly owned subsidiary, Pacific EcoSolutions, Inc. (“PEcoS”) (n/k/a Perma-Fix Northwest Richland, Inc. (“PFNWR”)) in June 2007 and subsequently elected as a Director at our Annual Meeting of Shareholders held in August 2007 and each Annual Meeting of Shareholders since August 2007.  At the time of the acquisition, Mr. Ferguson was the Chairman, Chief Executive Officer, and individually or through entities controlled by him, the owner of approximately 21.29% of Nuvotec’s outstanding Common Stock.  See Note 10 “Long Term Debt – Promissory Note and Installment Agreement” and Note 15 “Commitments and Contingencies – Earn-Out Amount – PFNW and PFNWR” for a discussion of Mr. Ferguson’s interest in the consideration paid and to be paid by us in connection with our acquisition of PFNWR and PFNWR.  Effective February 27, 2010, Mr. Ferguson resigned as a member of our Board of Directors.

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

Mr. David Centofanti
Mr. David Centofanti serves as our Director of Information Services.  For such services, he received total compensation in 2009 of approximately $166,000. Mr. David Centofanti is the son of our Chief Executive Officer and Chairman of our Board, Dr. Louis F. Centofanti.  We believe the compensation received by Mr. Centofanti for his technical expertise which he provides to the Company is competitive and comparable to compensation we would have to pay to an unaffiliated third party with the same technical expertise.

NOTE 18
OPERATING SEGMENTS

In accordance to ASC 280, “Segment Reporting”, we define an operating segment as a business activity:

•	from which we may earn revenue and incur expenses;

•	whose operating results are regularly reviewed by the Chief Executive Officer to make decisions about resources to be allocated to the segment and assess its performance; and

•	for which discrete financial information is available.

We currently have three operating segments, which are defined as each business line that we operate.  This however, excludes corporate headquarters, which does not generate revenue, and our discontinued operations, which include certain facilities within our Industrial Segment. (See Note 9 – “Discontinued Operations and Divestitures” to “Notes to Consolidated Financial Statements”).

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

The Industrial Waste Management Services Segment (“Industrial Segment”) provides on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial waste, wastewater, used oil and other off specification petroleum based products through our three facilities; Perma-Fix of Ft. Lauderdale, Inc., Perma-Fix of Orlando, Inc., and Perma-Fix of South Georgia, Inc.

The table below shows certain financial information of our operating segment for 2009, 2008, and 2007 (in thousands).

Segment Reporting as of and for the year ended December 31, 2009
	Nuclear Services		Engineering	Industrial	Segments Total	Corporate And Other(2)		Consolidated Total

Revenue from external customers	$89,011	(3)	$3,382	$8,283	$100,676	$—		$100,676
Intercompany revenues	2,349		446	678	3,473	—		3,473
Gross profit	24,129		1,013	1,997	27,139	—		27,139
Interest income	1		—	—	1	144		145
Interest expense	640		4	18	662	995		1,657
Interest expense-financing fees	—		—	—	—	283		283
Depreciation and amortization	4,246		35	425	4,706	40		4,746
Segment profit (loss)	14,064		423	(51)	14,436	(4,864)		9,572
Segment assets(1)	95,366		2,077	5,666	103,109	22,966	(4)	126,075
Expenditures for segment assets	1,422		3	210	1,635	8		1,643
Total long-term debt	1,993		23	101	2,117	10,264	(5)	12,381

Segment Reporting as of and for the year ended December 31, 2008
	Nuclear Services		Engineering	Industrial	Segments Total	Corporate And Other(2)		Consolidated Total

Revenue from external customers	$61,359	(3)	$3,194	$10,951	$75,504	$—		$75,504
Intercompany revenues	2,915		709	886	4,510	—		4,510
Gross profit	15,258		1,072	3,512	19,842	—		19,842
Interest income	2		—	—	2	224		226
Interest expense	895		3	18	916	624		1,540
Interest expense-financing fees	—		—	—	—	137		137
Depreciation and amortization	4,328		32	463	4,823	43		4,866
Segment profit (loss)	4,973		418	1,803	7,194	(6,209)		985
Segment assets(1)	98,748		2,024	6,115	106,887	16,825	(4)	123,712
Expenditures for segment assets	976		61	76	1,113	16		1,129
Total long-term debt	2,836		28	156	3,020	13,183		16,203

Segment Reporting as of and for the year ended December 31, 2007
	Nuclear Services		Engineering	Industrial	Segments Total	Corporate And Other(2)		Consolidated Total

Revenue from external customers	$51,704	(3)	$2,398	$10,442	$64,544	$—		$64,544
Intercompany revenues	3,103		1,069	785	4,957	—		4,957
Gross profit	16,334		760	1,735	18,829	—		18,829
Interest income	1		—	—	1	311		312
Interest expense	577		1	19	597	756		1,353
Interest expense-financing fees	—		—	—	—	196		196
Depreciation and amortization	3,763		36	225	4,024	68		4,092
Segment profit (loss)	6,599		245	(3,112)	3,732	(6,092)		(2,360)
Segment assets(1)	98,037		1,986	5,732	105,755	20,293	(4)	126,048
Expenditures for segment assets	2,937		20	382	3,339	19		3,358
Total long-term debt	6,659		6	216	6,881	11,351		18,232

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)	Amounts reflect the activity for corporate headquarters, not included in the segment information.

(3)
The consolidated revenues within the Nuclear Segment include the CH Plateau Remediation Company (“CHPRC”) revenue of $45,169,000 or 44.9%, $8,120,000 or 10.6%, and $0, or 0%, for 2009, 2008, and 2007, respectively, of our total consolidated revenue from continuing operations.  Our M&EC facility was awarded a subcontract by CHPRC, a general contractor to the DOE in the second quarter of 2008.  Operations of this subcontract officially commenced at the DOE Hanford Site on October 1, 2008.  The consolidated revenues within the Nuclear Segment also include the Fluor Hanford revenue of $0 or 0%, $7,974,000 or 10.6%, and $6,985,000 or 10.8%, of total consolidated revenue for continuing operations for 2009, 2008, and 2007, respectively.  Effective October 1, 2008, CHPRC began management of waste activities previously under Fluor Hanford, DOE’s general contractor prior to CHPRC.  See “Known Trends and Uncertainties – Significant Customers’ in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the revenue transition discussion.

(4)	Amount includes assets from our discontinued operations of $825,000, $761,000, and $8,626,000, as of December 31, 2009, 2008, and 2007, respectively.

(5)
Net of debt discount recorded ($666,000) and amortized ($216,000) based on the estimated fair value of two Warrants and 200,000 shares of the Company’s Common Stock issued on May 8, 2009 in connection with a $3,000,000 promissory note entered into by the Company and Mr. William Lampson and Mr. Diehl Rettig.  See “Note 10 – Long-Term Debt – Promissory Note and Installment Agreement” for additional information.

NOTE 19
QUARTERLY OPERATING RESULTS (UNAUDITED)

Unaudited quarterly operating results are summarized as follows (in thousands, except per share data):

	Three Months Ended (unaudited)
	March 31	June 30	Sept 30	Dec. 31	Total
2009
Revenues	$22,002	$23,698	$26,534	$28,442	$100,676
Gross profit	5,003	5,939	7,611	8,586	27,139
Income from continuing operations	249	994	2,634	5,695	9,572
Income (loss) from discontinued operations, net of taxes	299	(243)	(12)	6	50
Net income applicable to Common Stockholders	548	751	2,622	5,701	9,622

Basic net income (loss) per common share:
Continuing operations	—	.02	.05	.10	.18
Discontinued operations	.01	(.01)	—	—	—
Net income per common share applicable to Common Stockholders	.01	.01	.05	.10	.18

Diluted net income (loss) per common share:
Continued operations	—	.02	.05	.10	.18
Discontinued operations	.01	(.01)	—	—	—
Net income per common share applicable to Common Stockholders	.01	.01	.05	.10	.18

2008
Revenues	$17,470	$18,502	$15,989	$23,543	$75,504
Gross profit	4,359	5,787	4,016	5,680	19,842
(Loss) income from continuing operations	(347)	760	(258)	830	985
Loss from discontinued operations, net of taxes	(691)	(410)	(177)	(119)	(1,397)
Gain on disposal of discontinued operations, net of taxes	2,107	108	94	14	2,323
Net income (loss) applicable to Common Stockholders	1,069	458	(341)	725	1,911

Basic net (loss) income per common share:
Continuing operations	(.01)	.02	(.01)	.01	.02
Discontinued operations	(.01)	(.01)	—	—	(.02)
Disposal of discontinued operations	.04	—	—	—	.04
Net income (loss) per common share applicable to Common Stockholders	.02	.01	(.01)	.01	.04

Diluted net (loss) income per common share:
Continued operations	(.01)	.02	(.01)	.01	.02
Discontinued operations	(.01)	(.01)	—	—	(.02)
Disposal of discontinued operations	.04	—	—	—	.04
Net income (loss) per common share applicable to Common Stockholders	.02	.01	(.01)	.01	.04

Net income applicable to Common Stockholders in the third quarter of 2009 included a reduction of approximately $787,000 to our disposal/transportation expense in our cost of goods sold resulting from a change in estimate related to accrued costs to dispose of legacy waste that were assumed as part of our acquisition of PFNWR and PFNW in June 2007 (See Note 8 – “Change in Estimate – Legacy Waste Accrual – PFNW and PFNWR” for further discussion of this reduction.  Net income applicable to Common Stockholders in the fourth quarter of 2009 included a deferred income tax benefit of approximately $2,426,000 for continuing operations.  Net loss applicable to Common Stockholders in the third quarter of 2008 included a recovery of impairment loss of $507,000 for PFO within our continuing operations.  Net income applicable to Common Stockholders in the fourth quarter of 2008 included a gain on the sale of property at PFO of $483,000 within our continuing operations.

NOTE 20
SUBSEQUENT EVENT
Revolving Credit and Term Loan Agreement
On January 25, 2010, we entered into Amendment No. 14 (“Amendment”) to our Revolving Credit, Term Loan and Security Agreement (“Loan Agreement”) with PNC Bank, which amends the interest rate to be paid under the LIBOR option.  Under the terms of the Loan Agreement, we are to pay interest on the outstanding balance of the term loan and the revolving line of credit, at our option, based on prime plus 2.5% and 2.0%, respectively, or LIBOR plus 3.5% and 3.0%, respectively.  Under the Loan Agreement prior to the Amendment, the LIBOR option included a 2.5% floor, which limited the minimum interest rates on the term loan and revolving line of credit at 6.0% and 5.5%, respectively.  Under the Amendment, we and PNC agreed to lower the floor on the LIBOR interest rate option by 150 basis points to 1.0%, allowing for minimum interest rate floor under the LIBOR option on the outstanding balances of our term loan and revolving line of credit of 4.5% and 4.0%, respectively.  The prime rate option of prime plus 2.5% and 2.0% in connection with our term loan and revolving line of credit, respectively, was not changed under the Amendment.  All other terms of the Loan Agreement, as amended prior to this Amendment, remain principally unchanged.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of disclosure, controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on their most recent assessment, which was completed as of the end of the period covered by this Annual Report on Form 10-K, we have assessed, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended).   In designing and assessing our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the difficulty in identifying unlikely future events, and the difficulty in eliminating misconduct completely.  Based upon this assessment, we have concluded, with the participation of our Chief Executive Officer and Chief Financial Officer, that our disclosure controls and procedures were effective as of December 31, 2009.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

BDO Seidman, LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting, and based on that audit, issued their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Perma-Fix Environmental Services, Inc.
Atlanta, Georgia

We have audited Perma-Fix Environmental Services, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Perma-Fix Environmental Service, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia
March 12, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS
The following table sets forth, as of the date hereof, information concerning our Directors:

NAME (1)	AGE	POSITION
Dr. Louis F. Centofanti	66	Chairman of the Board, President and Chief Executive Officer
Mr. Jon Colin	54	Director
Mr. Jack Lahav	61	Director
Mr. Joe R. Reeder	62	Director
Mr. Larry M. Shelton	56	Director
Dr. Charles E. Young	78	Director
Mr. Mark A. Zwecker	59	Director

Each director is elected to serve until the next annual meeting of stockholders.

(1) Mr. Robert L. Ferguson served as a Director of the Company since August 2007 and resigned effective February 27, 2010.

Director Qualifications
The following paragraphs provide information about each of our directors.  The information presented includes information each director has provided regarding positions he has held, his principal occupation

Dr. Louis F. Centofanti
Dr. Centofanti has served as Chairman of the Board since he joined the Company in February 1991. Dr. Centofanti also served as President and Chief Executive Officer of the Company from February 1991 until September 1995 and again in March 1996 was elected to serve as President and Chief Executive Officer of the Company.  From 1985 until joining the Company, Dr. Centofanti served as Senior Vice President of USPCI, Inc., a large hazardous waste management company, where he was responsible for managing the treatment, reclamation and technical groups within USPCI.  In 1981 he founded PPM, Inc., a hazardous waste management company specializing in the treatment of PCB contaminated oils, which was subsequently sold to USPCI.  From 1978 to 1981, Dr. Centofanti served as Regional Administrator of the U.S. Department of Energy for the southeastern region of the United States.  Dr. Centofanti has a Ph.D. and a M.S. in Chemistry from the University of Michigan, and a B.S. in Chemistry from Youngstown State University.

As the founder of Perma-Fix, PPM, Inc., and his service as an executive management team member at USPCI, Dr. Centofanti has extensive business experience in the waste management industry as well as a drive for innovative technology which is critical for a waste management company.  In addition, his service in the government sector provides a solid foundation for the continuing growth of the Company, particularly within the Company’s Nuclear Segment business.  Dr. Centofanti’s knowledge of all aspects of the company and its history, combined with his drive for innovation and excellence, position him well to serve as our Chairman of the Board and President and Chief Executive Officer of the Company.

Mr. Jon Colin
Mr. Colin has served as a Director since December 1996.  Mr. Colin is currently President and Chief Executive Officer of LifeStar Response Corporation, a position he has held since April 2002.  Mr. Colin served as Chief Operating Officer of LifeStar Response Corporation from October 2000 to April 2002, and a consultant for LifeStar Response Corporation from September 1997 to October 2000.  From 1990 to 1996, Mr. Colin served as President and Chief Executive Officer for Environmental Services of America, Inc., a publicly traded environmental services company.  Mr. Colin has served as a Director since July 2009 for Beacon Energy Corporation, a public traded company specializing in development of alternative energy solutions.  Mr. Colin is also a Director at LifeStar Response Corporation, Bamnet Inc, and Environmental Quality Management, Inc., a full service environmental consulting, engineering, and remediation company.  Mr. Colin has a B.S. in Accounting from the University of Maryland.

As the President and Chief Executive Officer of LifeStar Response Corporation, and having held the position of Chief Operating Officer of LifeStar Response Corporation, Mr. Colin offers a wealth of management and financial experiences and business understanding in leading an innovative organization.  In addition, Mr. Colin’s service as current Director of Environmental Quality Management, Inc. and Beacon Energy Corporation, further augments his range of knowledge, providing insight that he can contribute to the Company.

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

Having launched a number of businesses, Mr. Lahav provides the Board with his “know how” of all aspects of developing and growing a company.  In addition, his devotion to charitable organizations provides a valuable component of a well rounded Board.

Honorable Joe R. Reeder
Mr. Reeder, a Director since April 2003, is a shareholder and served as the Shareholder in Charge of the Mid-Atlantic Region from April 1999 to January 2008 for Greenberg Traurig LLP, one of the nation's largest law firms, with 29 offices and over 1750 attorneys, worldwide, where he continues his practice.  His clientele includes sovereign nations, international corporations, and law firms throughout the U.S.  As the 14th Undersecretary of the U.S. Army (1993-97), Mr. Reeder also served for three years as Chairman of the Panama Canal Commission's Board of Directors where he oversaw a multibillion-dollar infrastructure program.   He sits on the Board of Governor’s of the National Defense Industry Association (NDIA) (and chairs NDIA’s Ethics Committee), the Armed Services YMCA, the USO, and many other private companies and charitable organizations, and is a frequent television commentator on legal and national security issues.   Mr. Reeder has been a Director since September 2005 for ELBIT Systems of America, LLC, a publicly traded company which provides product and system solutions focusing on defense, homeland security, and commercial aviation. Mr. Reeder also was a member of the Corporate Advisory Board for ICX Technologies, a publicly traded company specializing in development and integration of advanced sensor technologies for homeland security and commercial applications, from April 2007 to July 2008.  A graduate of West Point who served in the 82d Airborne Division following Ranger School, Mr. Reeder also has a J.D. from the University of Texas and an L.L.M. from Georgetown University.

Having held the position of Shareholder in Charge for one the nation’s largest law firms and current board directorship in numerous prominent government entities and for both publicly and privately held companies, the Honorable Joe Reeder brings an extensive wealth of knowledge of complex issues facing both domestic and global companies.  His depth of experience in the government sector provides valuable insight to the Company, particularly our Nuclear Segment.  In addition, his extensive experience and knowledge in the legal field brings valuable insight into legal matters that the Company faces.

Mr. Larry M. Shelton
Mr. Shelton has served as a Director since July 2006.  Mr. Shelton is currently the Chief Financial Officer of S K Hart Management, LC, an investment holding company.  He has held this position since 1999.  Mr. Shelton has over 18 years of experience as financial executive officer for several waste management companies, including serving as the Chief Financial Officer of Envirocare of Utah, Inc. from 1995 to 1999, and as the Chief Financial Officer of USPCI, Inc. from 1982 to 1987.  Mr. Shelton has served on the Board of Directors of Subsurface Technologies, Inc., a privately held company specializing in providing environmentally sound innovative solutions for water well rehabilitation and development, since July 1989, and Pony Express Land Development, Inc. since December 2005.  Mr. Shelton has a B.A. in accounting from the University of Oklahoma.

With an accounting education and years of experience as Chief Financial Officer for various companies, including a number of waste management companies, Mr. Shelton offers our Board extensive knowledge and understanding of accounting principles, financial reporting rules and regulations, evaluating financial results, and overseeing financial reporting processes.

Dr. Charles E. Young
Dr. Charles E. Young has served as a Director since July 2003.  Dr. Young is the Chief Executive Officer of the Los Angeles Museum of Contemporary Art, a position he has held since December 2008.  Dr. Young was president of the University of Florida, a position he held from November 1999 to January 2004.  Dr. Young also served as chancellor of the University of California, Los Angeles (UCLA) for 29 years until his retirement in 1997.  Dr. Young was formerly the chairman of the Association of American Universities and served on numerous commissions including the American Council on Education, the National Association of State Universities and Land-Grant Colleges, and the Business-Higher Education Forum.  Dr. Young has served on the Board of Directors of I-MARK, Inc., a privately held software and professional services company since 1997.  He previously served on the Board of Directors of Intel Corp., Nicholas-Applegate Growth Equity Fund, Inc., Fiberspace, Inc., Student Advantage, Inc., and AAFL Enterprises, a sports development Company.   Dr. Young has a Ph.D. and M.A. in political science from UCLA and a B.A. from the University of California at Riverside.

Having held the executive position in two major universities with multi-billion budgets and for a number of educational foundations, and as a board member for a publicly-held multi-billion dollar corporation, Dr. Charles E. Young brings a unique point of view and extensive depth of experience to our Board of Directors.  His experience provides the Board with valuable insight into the process of policy makings and long term leadership development.  Dr. Young’s perspective provides valuable component of a well rounded Board.

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

With years of experience in operations and finance for various companies, including a number of waste management companies, Mr. Zwecker not only has extensive knowledge dealing with accounting principles, financial reporting rules and regulations, evaluating financial results, and overseeing financial reporting processes but also extensive knowledge in operations for complex organizations which positions him well to serve as a member of our Audit Committee as well as a Board member.  As a Director since our inception, Mr. Zwecker’s understanding of our business provides valuable insight to the Board.

BOARD LEADERSHIP STRUCTURE
Dr. Louis Centofanti, the Company’s President and Chief Executive Officer, also holds the position of the Chairman of the Board.  The Company believes such structure currently promotes the best interests of our stockholders.  Dr. Centofanti’s extensive knowledge of the history of the Company, its customers, and his background in our complex and unique core Nuclear Segment, enables him to provide guidance to our Board with day to day and long-term strategic business recommendations and decisions which ultimately enhance shareholder value.

Although the Company’s by-laws does not formally require the designation of a independent Lead Director when the positions of Chairman and Chief Executive Officer are held by the same person, Mr. Mark Zwecker was appointed by our Board of Directors on February 25, 2010, to serve as an independent Lead Director to enhance the Board’s ability to fulfill its responsibilities independently in the best interests of the Company’s stockholders.  As an independent Lead Director, Mr. Zwecker’s role includes:

•	convening and chairing meetings of the non-employee directors as necessary from time to time and Board meetings in the absence of the Chairman of the Board;
•	acting as liaison between directors, committee chairs and management;
•	serving as information sources for directors and management; and
•	carrying out responsibilities as the Board may delegate from time to time.

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

BOARD INDEPENDENCE
The Board has determined that each director, other than Dr. Centofanti, is “independent” within the meaning of the applicable NASDAQ Stock Market, Inc. rules.  Dr. Centofanti is not deemed to be an “independent director” because of his employment as a senior executive of the Company.  The Board also did not consider Mr. Ferguson, who resigned as a director effective February 27, 2010, to be “independent”.

CORPORATE GOVERNANCE AND NOMINATING COMMITTEE
We have a separately-designated standing Corporate Governance and Nominating Committee (the “Nominating Committee”).  Members of the Nominating Committee during 2009 were Dr. Charles E. Young (Chairperson), Jack Lahav, Joe Reeder, and Larry Shelton.  All members of the Corporate Governance and Nominating Committee are “independent” as that term is defined by the current NASDAQ listing standards.

The Corporate Governance and Nominating Committee recommends to the Board of Directors candidates to fill vacancies on the Board, as well as, the nominees for election as the Company’s Directors by the stockholders at each annual meeting of stockholders.  In making such recommendation, the Nominating Committee takes into account information provided to them from the candidate, as well as the Nominating Committee’s own knowledge and information obtained through inquiries to third parties to the extent the Nominating Committee deems appropriate.  Although no formal criteria are established in evaluating a candidate for board recommendation, each candidate’s qualifications are reviewed to include:

•	standards of integrity, personal ethics and value, commitment, and independence of thought and judgment;
•	ability to represent the interests of the Company’s shareholders;
•	ability to dedicate sufficient time, energy and attention to fulfill the requirements of the position; and

•
diversity of skills and experience with respect to accounting and finance, management and leadership, business acumen, vision and strategy, charitable causes, business operations, and industry knowledge.

The Nominating Committee does not assign specific weights to any particular criteria and no particular criterion is necessarily applicable to all perspective nominees.  The Company believes that the backgrounds and qualifications of the directors, considered as a group, should provide a significant composite mix of experience, knowledge, and abilities that will allow the Board to fulfill its responsibilities.

EXECUTIVE OFFICERS

See Item 4A – “Executive Officers of the Registrant” in Part I of this report for information concerning our executive officers, as of the date hereof.

There are no family relationships between any of the directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, and the regulations promulgated thereunder require our executive officers and directors and beneficial owners of more than 10% of our Common Stock to file reports of ownership and changes of ownership of our Common Stock with the Securities and Exchange Commission, and to furnish us with copies of all such reports.  Based solely on a review of the copies of such reports furnished to us and written information provided to us, we believe that during 2009 none of our executive officers, directors, or beneficial owners of more than 10% of our Common Stock failed to timely file reports under Section 16(a), except Mr. Joe Reeder, who inadvertently failed to timely file a Form 4 to report one transaction.

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

Compensation Discussion and Analysis
Our long-term success depends on our ability to efficiently operate our facilities, evaluate strategic acquisitions within our Nuclear Segment, and to continue to research and develop innovative technologies in the treatment of nuclear waste, mixed waste, and industrial waste.  To achieve these goals, it is important that we be able to attract, motivate, and retain highly talented individuals who are committed to our values and goals.

The Compensation and Stock Option Committee (for purposes of this analysis, the “Compensation Committee”) of the Board has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy.  The Compensation Committee ensures that the total compensation paid to the named executive officers is fair, reasonable and competitive.  Generally, the types of compensation and benefits provided to members of the named executive officers are similar to those provided to other executive officers at similar sized companies and industries.

Compensation Philosophy and Objectives
The Compensation Committee bases its executive compensation program on our performance objectives.  The Compensation Committee evaluates both executive performance and compensation to ensure that we maintain our ability to attract superior employees in key positions and to remain competitive relative to the compensation paid to similarly situated executives of our peer companies.  The Compensation Committee believes executive compensation packages provided to our executives, including the named executive officers, should include both cash and equity-based compensation that provide rewards for performance.  The Compensation Committee bases it executive compensation program on the following philosophy:

•	Compensation should be based on the level of job responsibility, executive performance, and company performance.

•	Executive officers’ pay should be more closely linked to company performance than that of other employees because the executive officers have a greater ability to affect our results.

•	Compensation should be competitive with compensation offered by other companies that compete with us for talented individuals.

•	Compensation should reward performance.

•	Compensation should motivate executives to achieve our strategic and operational goals.

Employment Agreements; Potential Payments
During May 2009, the Company entered into employment agreements with each of Dr. Louis F. Centofanti (the “CEO Agreement”), Larry McNamara (the “COO Agreement”), and Ben Naccarato (the “CFO Agreement”) (together, the “Employment Agreements”).

Pursuant to the Employment Agreements, (a) Dr. Centofanti was entitled to receive an annual base salary of $253,094 as the Company’s Chief Executive Officer and President, (b) Mr. McNamara was entitled to receive an annual base salary of $216,320 as the Company’s Chief Operating Officer, and (c) Mr. Naccarato was entitled to receive an annual base salary of $200,000 as the Company’s Chief Financial Officer.  The annual base salary is subject to adjustment annually.  In addition, each such executive officer is entitled to participate in the Company's benefits plans and to any performance compensation payable under the Executive Management Incentive Plan (“MIP”) (see 2009 MIP below) in effect for each fiscal year as adopted by the Company’s Compensation Committee or Board of Directors.

On July 29, 2009, the Company accepted the resignation of Larry McNamara, as Vice President and Chief Operating Officer of the Company.  Mr. McNamara’s resignation as the Chief Operating Officer became effective September 1, 2009, and as an employee of the Company effective September 30, 2009.  When Mr. McNamara’s resignation as the Chief Operating Officer became effective, his Employment Agreement and MIP also terminated.

The CEO Agreement and the CFO Agreement are each effective for three years, unless earlier terminated by the Company with or without “cause” (as defined below) or by the executive officer for “good reason” (as defined below) or any other reason.  If the executive officer’s employment is terminated due to death, disability or for cause, the Company will pay to the executive officer or to his estate a lump sum equal to the sum of any unpaid base salary through the date of termination and any benefits due to the executive officer under any employee benefit plan, excluding any severance program or policy (the “Accrued Amounts”).

“Cause” as noted above is generally defined in each of the Employment Agreements as follows:

•
the ultimate conviction (after all appeals have been decided) of the executive by a court of competent jurisdiction of, or a plea of nolo contendrere, or a plea of guilty by the executive to a felony involving a moral practice or act;

•
willful or gross misconduct or gross neglect of duties by the executive, which is injurious to the Company.  Failure of the executive to perform his duties due to disability shall not be considered gross misconduct or gross neglect of duties;

•	act of fraud or embezzlement against the Company; and

•	willful breach of any material provision under the Employment Agreement.

“Good reason” as noted above is generally defined in each of the Employment Agreements as follow:

•
assignment to the executive of duties inconsistent with his responsibilities as they existed during the 90 day period preceding the date of the employment agreement, including status, office, title, and reporting requirement;

•
any other action by the Company which results in a reduction in the compensation payable to the executive, the position, authority, duties, or other responsibilities without the employee’s prior approval;

•	the relocation of the executive from his base location on the date of the employment agreement, excluding travel required in order to perform the executive’s job responsibilities;

•	any purported termination by the Company of the executive’s employment otherwise as permitted by the agreement; and

•
any material breach by the Company of any provision of the agreement, except that an insubstantial or inadvertent breach by the Company which is promptly remedied by the Company after receipt of notice by the executive is not considered a material breach.

If the executive officer terminates his employment for “good reason” or the Company terminates the executive’s employment without cause, the Company will pay the executive officer a sum equal to the total Accrued Amounts, plus one year of full base salary.  If the executive terminates his employment for a reason other than for good reason, the Company will pay to the executive the amount equal to the Accrued Amounts.

If there is a “Change in Control” (as defined below), all outstanding stock options to purchase Common Stock held by the executive officer will immediately become vested and exercisable in full.

The following table sets forth the potential (estimated) payments and benefits to which Dr. Centofanti and Mr. Naccarato would be entitled upon termination of employment or following a change in control of the Company, as specified under each Employment Agreement with the Company assuming each circumstance described below occurred on December 31, 2009, last day of our fiscal year.  In accordance with the COO Agreement, Mr. McNamara received only his accrued salary along with the benefits due under our employee benefit plan, through September 30, 2009, his last day as an employee of the Company.

			Termination by
			Executive for Good
Name and Principal Position	Disability,		Reason or by
	Death,		Company Without		Change in Control
Potential Payment/Benefit	or For Cause		Cause		of the Company

Dr. Louis Centofanti
Chairman of the Board,
President and Chief Executive
Officer
Severance	$—		$253,000		$—
Stock Options	$172,400	(1)	$172,400	(1)	$172,400	(2)
MIP (3)	$—		$—		$—

Ben Naccarato
Chief Financial Officer
Severance	$—		$200,000		$—
Stock Options	$18,650	(1)	$18,650	(1)	$82,400	(2)
MIP (3)	$—		$—		$—

(1)
Benefit is estimated based on the number of stock options vested as of December 31, 2009 that are in-the-money. Amount represents the difference between the exercise price and the closing price of our Common Stock as reported on NASDAQ on December 31, 2009.

(2)
Benefit is estimated based on the number of stock options outstanding as of December 31, 2009 that are in-the-money. Amount represents the difference between the exercise price and the closing price of our Common Stock as reported on NASDAQ on December 31, 2009.

(3)
Represents performance compensation earned under the Company’s MIP.  Pursuant to the 2009 MIP, if the participant’s employment with the Company is voluntarily or involuntarily terminated prior to a regularly scheduled MIP compensation payment period, no MIP payment will be payable for and after such period (see “Executive Management Incentive Plan” for further discussion of the Company 2009 MIP) .

A “Change in Control” under the Employment Agreements is generally deemed to have occurred if:  (a) a transaction in which any person, entity, corporation, or group (as such terms are defined in Sections 13(d)(3) and 14(d)(2) of the Exchange (other than the Company, or a profit sharing, employee ownership or other employee benefit plan sponsored by the Company or any subsidiary of the Company): (i) will purchase any of the Company’s voting securities (or securities convertible into such voting securities) for cash, securities or other consideration pursuant to a tender offer, or (ii) will become the “beneficial owner” (as such term is defined in Rule 13d-3 under the Exchange Act, directly or indirectly (in one transaction or a series of transactions), of securities of the Company representing 50% or more of the total voting power of the then outstanding securities of the Company ordinarily having the right to vote in the election of directors; or (b) a change, without the approval of at least two-thirds of the Board of Directors then in office, of a majority of the Company’s Board of Directors; or (c) the Company’s execution of an agreement for the sale of all or substantially all of the Company’s assets to a purchaser which is not a subsidiary of the Company; or (d) the Company’s adoption of a plan of dissolution or liquidation; or (e) the Company’s closure of the Company’s facility where the executive works; or (f) the Company’s execution of an agreement for a merger or consolidation or other business combination involving the Company in which the Company is not the surviving corporation, or, if immediately following such merger or consolidation or other business combination, less than fifty percent (50%) of the surviving corporation’s outstanding voting stock is held by persons who are stockholders of the Company immediately prior to such merger or consolidation or other business combination; or (f) such event that is of a nature that is required to be reported in response to Item 5.01 of Form 8-K, as in effect on the date hereof, pursuant to Section 13 or 15(d) of the Exchange Act.

The amounts payable with respect to a termination (other than base salary and amounts otherwise payable under any Company employee benefit plan) are payable only if the termination constitutes a “separation from service” (as defined under Treasury Regulation Section 1.409A-1(h)).

Role of Executive Officers in Compensation Decisions
The Compensation Committee makes all compensation decisions for the named executive officers and equity awards to all of our officers.  Decisions regarding the non-equity compensation of other officers are made by the Compensation Committee, based on the recommendations of Chief Executive Officer.

The Chief Executive Officer annually reviews the performance of each of the named executive officers (other than the Chief Executive Officer whose performance is reviewed by the Compensation Committee).  Based on such reviews, the Chief Executive Officer presents a recommendation to the Compensation Committee, which may include salary adjustments, bonus and equity based awards, and annual award.  The Compensation Committee considers such recommendation in light of the compensation philosophy and objectives described above and the process described below.  Based on its analysis, the Compensation Committee exercises its discretion in accepting or modifying all such recommendations. The Chief Executive Officer is not present during the voting or deliberations of the Compensation Committee with respect to the Chief Executive Officer’s compensation.  Beginning in 2009, the compensation for our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer is set forth in their respective Employment Agreements.

The Compensation Committee’s Processes
The Compensation Committee has established certain processes designed to achieve our executive compensation objectives.  These processes include the following:

•
Company Performance Assessment.  The Compensation Committee assesses our performance in order to establish compensation ranges and, as described below, to establish specific performance measures that determine incentive compensation under the Company’s Executive Management Incentive Plan.  For this purpose, the Compensation Committee considers numerous measures of performance of both us and industries with which we compete, including but not limited to revenue, net income, and unbilled receivables.

•
Individual Performance Assessment.  Because the Compensation Committee believes that an individual’s performance should effect an individual’s compensation, the Compensation Committee evaluates each named executive officer’s performance.  With respect to the named executive officers, other than the Chief Executive Officer, the Compensation Committee considers the performance analysis provided by the Chief Executive Officer.  With respect to all named executive officers, the Compensation Committee exercises its judgment based on its interactions with the executive officer, such officer’s contribution to our performance and other leadership achievements.  This process was undertaken with respect to our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer in setting the base salary for each such officer set forth in the Employment Agreements.

•
Peer Group Assessment.  The Compensation Committee benchmarks our compensation program with a group of companies against which the Compensation Committee believes we compete for talented individuals (the “Peer Group”).  The composition of the Peer Group is periodically reviewed and updated by the Compensation Committee.  The companies currently comprising the Peer Group are Clean Harbors, Inc., American Ecology Corporation, and EnergySolutions, Inc., each of which is a waste disposal/management company.  The Compensation Committee considers the Peer Group’s executive compensation programs as a whole and the compensation of individual officers in the Peer Group, if job responsibilities are meaningfully similar.  The Compensation Committee also considers individual factors such as experience level of the individual and market conditions.  The Compensation Committee believes that the Peer Group comparison helps insure that our executive compensation program is competitive with other companies in the industry.  This process was undertaken with respect to our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer in setting the base salary for each such officer set forth in the Employment Agreements.

2009 Executive Compensation Components
For the fiscal year ended December 31, 2009, the principal components of compensation for executive officers were:

•	base salary;
•	performance-based incentive compensation;
•	long term incentive compensation;
•	retirement and other benefits; and
•	perquisites and other personal benefits.

Based on the Summary Compensation Table in this section, salary accounted for approximately 59.9% of the total compensation of the executive officers while non-equity incentive, option award, and other compensation accounted for approximately 40.1% of the total compensation of the executive officers.

Base Salary
The named executive officers, other officers, and other employees of the Company receive a base salary during the fiscal year.  Base salary ranges for executive officers are determined for each executive based on his or her position and responsibility by using market data and comparisons to the Peer Group.

During its review of base salaries for executives, the Compensation Committee primarily considers:

•	market data and Peer Group comparisons;

•	internal review of the executive’s compensation, both individually and relative to other officers; and

•	individual performance of the executive.

Salary levels are typically considered annually as part of the performance review process as well as upon a promotion or other change in job responsibility.  Merit based salary increases for executives are based on the Committee’s assessment of the individual’s performance.  Beginning in 2009, the base salary for the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer is set forth in the Employment Agreements. The annual base salary is subject to adjustment annually pursuant to the Employment Agreements.

Performance-Based Incentive Compensation
The Compensation Committee has the latitude to design cash and equity-based incentive compensation programs to promote high performance and achievement of our corporate objectives by Directors and the named executives, encourage the growth of stockholder value and enable employees to participate in our long-term growth and profitability. The Compensation Committee may grant stock options and/or performance bonuses.  In granting these awards, the Compensation Committee may establish any conditions or restrictions it deems appropriate.  In addition, the Chief Executive Officer has discretionary authority to grant stock options to certain high-performing executives or officers, with the approval of the Compensation Committee.

All awards of stock options are made at or above the market price at the time of the award.  Stock options may be awarded to newly hired or promoted executives at the discretion of the Compensation Committee, following the hiring or promotion.  Grants of stock options to newly hired executive officers who are eligible to receive them are generally made at the next regularly scheduled Compensation Committee meeting following their hire date.

Executive Management Incentive Plan
During May 2009, the Compensation Committee approved individual MIPs for fiscal year 2009 for Dr. Louis F. Centofanti, our Chief Executive Officer, Larry McNamara, our Chief Operating Officer, and Ben Naccarato, our Chief Financial Officer.  The MIPs were effective as of January 1, 2009.  Mr. McNamara resigned as the Company’s Chief Operating Officer, effective September 1, 2009 and remained as an employee of the Company through September 30, 2009.  Upon Mr. McNamara’s resignation as the Chief Operating Officer, effective September 1, 2009, his MIP also terminated.  The MIP provides guidelines for the calculation of annual cash incentive based compensation, subject to the Compensation Committee oversight and modification.  Each MIP awards cash compensation is based on achievement of performance thresholds, with the amount of such compensation established as a percentage of base salary.  The potential target performance compensation ranged from 25% to 44% of the 2009 base salary for the Chief Financial Officer and 50% to 87% of the base salary for each of the Chief Operating Officer and Chief Executive Officer.

The performance compensation for 2009 for the Chief Operating Officer and Chief Executive Officer was based upon achievement of corporate financial net income and revenue, health, safety, and environmental compliance objectives during fiscal year 2009.  Of the total potential performance compensation, 55% was based on net income goals, 15% was based on revenue goals, 15% was based on the number of health and safety claim incidents that occurred during fiscal year 2009, and the remaining 15% was based on the number of notices alleging violations relating to environmental, health or safety requirements under our permit or license violations that occur during the fiscal year.  The revenue and net income components were based on our board approved 2009 budget.

The performance compensation for the Chief Financial Officer was based upon achievement of net income, administrative expense, financial oversight, centralization of accounting and information technology functions objectives, as well as the timely filing with the SEC of the Company’s annual and quarterly reports and Form 8-Ks.  Of the total potential performance compensation, 25% is based on net income goals, 15% is based on maintaining or reducing our budgeted administrative expense, 10% is based on the timeliness of the Company’s annual, quarterly, and Form 8-K report filings with the SEC, 10% is based on financial oversight, 10% is based on compliance with the requirements of the Sarbanes-Oxley Act of 2002, and 30% is based on accounting centralization and information technology objectives.  The net income and administrative expense components were based on our board approved 2009 budget.

Performance compensation earned under each MIP by the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer are reduced by 15% if the Company’s unbilled trade receivable balance older than December 31, 2006, is not reduced by $4.0 million or more as of December 31, 2009, from the unbilled balance as of December 31, 2008.  The minimum performance compensation becomes payable upon achieving between 85% to 100% of corporate financial objectives, with the maximum performance compensation becoming payable upon achieving 161% of such objectives, except the Chief Financial Officer’s minimum performance compensation for achieving administrative expense goals is based on maintaining the Company’s administrative expense at 100% of the objective, with the maximum performance compensation payable if administrative expense is 88% of the objective.

If the MIP participant’s employment with the Company is voluntarily or involuntarily terminated prior to a regularly scheduled MIP compensation payment period, no MIP payment will be payable for and after such period.  The Compensation Committee retains the right to modify, change or terminate each MIP at any time and for any reason.

In 2009, the Chief Executive Officer and Chief Financial Officer achieved above the minimum performance compensation level but below the maximum performance compensation level.  No MIP was earned by the Chief Operating Officer due to his resignation.  In 2008 and 2007, none of the named executive officers met the minimum performance compensation level.

The annual MIP compensation is calculated and prepaid on a quarterly basis.  The following table sets forth the MIP compensation earned in fiscal year 2009 under the 2009 MIP:

	MIP		MIP		MIP	MIP
	Compensation		Compensation		Compensation	Compensation
Name	1st Qtr 2009		2nd Qtr 2009		3rd Qtr 2009	4th Qtr 2009		Total
Dr. Louis Centofanti	$29,888		$	─	$ ─	$105,152			$135,040	(3)
Larry McNamara (1)	$26,567	(4)	$	─	$ ─	$(26,567	)(4)	$	─
Ben Naccarato (2)	$8,775		$	─	$2,025	$44,258			$55,058	(3)

(1)  Resigned as Chief Operating Officer, effective September 1, 2009 and as an employee of the Company effective September 30, 2009.

(2) Named as Chief Financial Officer and Secretary of the Board of Directors by the Company’s Board of Directors on February 26, 2009.  Mr. Naccarato was named as Interim Chief Financial Officer and Secretary of the Board of Directors effective November 1, 2008 by the Company’s Board of Directors on October 24, 2008.

(3)Of the amount noted, $105,152 for Dr. Centofanti and $44,527 for Mr. Naccarato remains to be paid.  We anticipate paying these amounts by the end of the first quarter of 2010.

(4)Amount was estimated and prepaid for the first quarter of 2009, pursuant to the MIP.  Amount is being paid back to the Company by Mr. McNamara as no amount was earned by Mr. McNamara under the 2009 MIP upon his resignation.

2010 MIP
On February 25, 2010, the Company’s Compensation and Stock Option Committee (“Compensation Committee”) approved individual management incentive plans for fiscal year 2010 for Dr. Louis F. Centofanti, our Chief Executive Officer (“CEO”), and Ben Naccarato, our Chief Financial Officer (“CFO”).  The MIPs are effective as of January 1, 2010.  Each MIP provides that, in addition to base salary, our CEO and CFO will receive cash compensation based on achievement of performance thresholds, with the amount of such compensation established as a percentage of base salary.  If all of the potential target performance levels are met or exceeded, payment of cash compensation under the 2010 MIP would range from 25% to 44% or $52,000 to $91,000 of the 2010 base salary for the CFO and 50% to 87% or $131,609 to $230,316 of the base salary for the CEO.

The performance compensation for the CEO is based upon achievement of corporate financial net income and revenue, health and safety, and environmental compliance objectives during fiscal year 2010.  Of the total potential performance compensation, 55% is based on net income goals, 15% is based on revenue goals, 15% is based on the number of health and safety claim incidents that occur during fiscal year 2010, and the remaining 15% is based on the number of notices alleging violations that occur during 2010 relating to environmental, health or safety requirements under our permits or licenses. The revenue and net income components are based on our board approved 2010 budget.

The performance compensation for the CFO is based upon achievement of net income, administrative expense, financial oversight, centralization of accounting and information technology functions objectives, internal control compliance, as well as the timely filing with the Securities and Exchange Commission (“SEC”) of the Company’s annual and quarterly reports and Form 8-Ks. Of the total potential performance compensation, 25% is based on net income goals, 15% is based on maintaining or reducing our budgeted administrative expense, 10% is based on the timeliness of the Company’s annual, quarterly, and Form 8-K report filings with the SEC, 10% is based on financial oversight, 10% is based on compliance with the requirements of the Sarbanes-Oxley Act of 2002, and 30% is based on accounting centralization and information technology objectives.  The net income and administrative expense components are based on our board approved 2010 budget.

Performance compensation earned under each MIP by the CEO and CFO will be reduced by 15% if the Company’s unbilled trade receivable balance older than December 31, 2007, is not reduced by $2.5 million or more as of December 31, 2010, from the unbilled balance as of December 31, 2009.  The minimum performance compensation becomes payable upon achieving between 85% to 100% of corporate financial objectives, with the maximum performance compensation becoming payable upon achieving 161% of such objectives, except the CFO’s minimum performance compensation for achieving administrative expense goals is based on maintaining the Company’s administrative expense at 100% of the objective, with the maximum performance compensation payable if administrative expense is 88% of the objective.

The annual MIP compensation is payable on or about 90 days after year end, or sooner, based on the Company’s final audited Form 10-K financial statements.

If the MIP participant’s employment with the Company is voluntarily or involuntarily terminated prior to the scheduled MIP compensation payment, no MIP payment will be payable for and after such period.  The Compensation Committee retains the right to modify, change or terminate each MIP at any time and for any reason.

Long-Term Incentive Compensation

Employee Stock Option Plan
The 2004 Stock Option Plan (the “2004 Option Plan”) encourages participants to focus on long-term performance and provides an opportunity for executive officers and certain designated key employees to increase their stake in the Company. Stock options succeed by delivering value to the executive only when the value of our stock increases.  The 2004 Option Plan authorizes the grant of Non-Qualified Stock Options (“NQSO”) and Incentive Stock Options (“ISOs”) for the purchase of Common Stock.

The 2004 Option Plan assists the Company to:

•	enhance the link between the creation of stockholder value and long-term executive incentive compensation;

•	provide an opportunity for increased equity ownership by executives; and

•	maintain competitive levels of total compensation.

Stock option award levels are determined based on market data, vary among participants based on their positions with us and are granted generally at the Compensation Committee’s regularly scheduled July or August meeting. Newly hired or promoted executive officers who are eligible to receive options are generally awarded such options at the next regularly scheduled Compensation Committee meeting following their hire or promotion date.

Options are awarded with an exercise price equal to or not less than the closing price of the Company’s Common Stock on the date of the grant as reported on the NASDAQ.  In certain limited circumstances, the Compensation Committee may grant options to an executive at an exercise price in excess of the closing price of the Company’s Common Stock on the grant date.  The Compensation Committee will not grant options with an exercise price that is less than the closing price of the Company’s Common Stock on the grant date.

On February 26, 2009, the Compensation Committee, with the approval of our Board of Directors authorized the grant of 75,000 ISOs to our newly named Chief Financial Officer, which allows for the purchase of up to 75,000 shares of our Common Stock under the Company’s 2004 Option Plan.  The options have a six year term with staggered vesting of 33.3% each year for three years (see “Grant of Plan-Based Award” for further information regarding this award).  No other options were granted to any other named executives in 2009.

On August 5, 2008, we granted 150,000, 150,000, and 40,000 ISOs to our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, respectively under the 2004 Option Plan.  The options granted in 2008 also have a six year term with staggered vesting of 33.3% each year for three years.  All of the 150,000 options granted to our previous Chief Operating Officer in 2008, were forfeited by him as of December 31, 2009, pursuant to the terms of the options.  The Company did not grant any options in 2007 due to timing constraints resulting from our acquisition of our PFNWR facility and the divestiture efforts of our Industrial Segment facilities.

Vesting of option awards ceases upon termination of employment and exercise right of the vested option amount ceases upon three months from termination of employment except in the case of death or retirement (subject to a six month limitation), or disability (subject to a one year limitation).  Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option.

In the event of a change of control (as defined in the “1993 Non-Qualified Stock Option Plan” and “2004 Stock Option Plan”) of the Company, each outstanding option and award granted under the plans shall immediately become exercisable in full notwithstanding the vesting or exercise provisions contained in the stock option agreement.

Accounting for Stock-Based Compensation
We account for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”.  ASC 718 establishes accounting standards for entity exchanges of equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards which requires subjective assumptions.  Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield.  The Company’s expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and post-vesting data.  Our computation of expected volatility is based on the Company’s historical volatility from our traded common stock over the expected term of the option grants.  The interest rate for periods within the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

We recognize stock-based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant.  As ASC 718 requires that stock-based compensation expense be based on options that are ultimately expected to vest, our stock-based compensation expense is reduced at an estimated forfeiture rate.  Our estimated forfeiture rate is generally based on historical trends of actual forfeitures.  Forfeiture rates are evaluated, and revised as necessary.    See impact of ASC 718 on our operating results in “Note 3 – Stock-Based Compensation” to “Notes to Consolidated Financial Statements”.

Retirement and Other Benefits

401(k) Plan
We adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the “401(k) Plan”) in 1992, which is intended to comply with Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974.  All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan.  Eligibility is immediate upon employment but enrollment is only allowed during two yearly open periods of January 1 and July 1.  Participating employees may make annual pretax contributions to their accounts up to 100% of their compensation, up to a maximum amount as limited by law.  We, at our discretion, may make matching contributions based on the employee’s elective contributions.  Company contributions vest over a period of five years.  We have matched 25% of our employees’ contributions since inception of the Plan.  Effective March 1, 2009, the Company suspended its matching contribution in an effort to reduce costs in light of the slowdown in the economy.  We contributed $85,000 in matching funds during 2009, approximately $4,236 of which was for our named executive officers.  Effective January 1, 2010, the Company reinstated this matching contribution (See the Summary Compensation Table in this section for information about our matching contributions to the named executive officers).

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

THE COMPENSATION AND STOCK OPTION COMMITTEE
Jack Lahav, Chairman
Jon Colin
Joe Reeder
Dr. Charles E. Young

Summary Compensation Table
The following table summarizes the total compensation paid or earned by each of the executive officers for the fiscal years ended December 31, 2009, 2008, and 2007.

Name and Principal Position	Year	Salary	Bonus		Option Awards		Non-Equity Incentive Plan Compensation		All other Compensation	Total Compensation
		($)	($) (3)		($) (4)		($) (5)		($) (7)	($)

Dr. Louis Centofanti	2009	253,094	—		—		135,040	(6)	10,217	398,351
Chairman of the Board,	2008	251,410	—		174,891		15,514		12,875	454,690
President and Chief	2007	241,560	—		—		17,550		12,875	271,985
Executive Officer

Ben Naccarato (1)	2009	196,110	—		59,475		55,058	(6)	8,492	319,135
Vice President and Chief	2008	176,136	25,000		46,638		—		3,875	251,649
Financial Officer	2007	166,610	25,000		—		—		3,125	194,735

Larry McNamara (2)	2009	174,949	—		144,000	(2)	—	(6)	56,900	375,849
Chief Operating Officer	2008	214,720	—		174,891		13,790		12,875	416,276
	2007	206,769	—		—		15,000		12,875	234,644

Robert Schreiber, Jr.	2009	191,894	69,130	(8)	—		—		8,400	269,424
President of SYA	2008	184,588	88,386		29,148		—		12,676	314,798
	2007	197,000	35,204		—		—		18,114	250,318

(1)
Named as Chief Financial Officer and Secretary of the Board of Directors by the Company’s Board of Directors on February 26, 2009.  Mr. Naccarato was named as Interim Chief Financial Officer and Secretary of the Board of Directors effective November 1, 2008. Mr. Naccarato served as the Vice President, Corporate Controller/Treasurer prior to being named Interim Chief Financial Officer and Secretary of the Board of Directors.

(2)
Resigned as Chief Operating Officer effective September 1, 2009 and as an employee of the Company effective September 30, 2009.  Prior to Mr. McNamara’s resignation, the Company amended and extended 270,000 fully-vested outstanding non-qualified stock options held by Mr. McNamara until the earlier of 5:00 p.m. on March 31, 2010, or termination of Mr. McNamara under a consulting agreement entered into by the Company with Mr. McNamara (see footnote 7 below for additional information on the consulting agreement).  The 270,000 amended non-qualified stock options are reflected in this table as a new grant of options based on the fair value of $144,000 as of the date of the amendment, computed in accordance with ASC 718, “Compensation – Stock Compensation”, excluding the effect of forfeitures.

(3)
Amount earned by Mr. Naccarato for 2008 and 2007 represents bonus earned as Vice President, Corporate Controller/Treasurer, prior to being named as Chief Financial Officer.   Amounts earned by Mr. Schreiber for each year  represent discretionary bonuses approved by our Chief Executive Officer with respect to our Engineering Segment.  See footnotes (5) and (6) for bonus earned by the named executive officers under the Company’s MIP.

(4)
This amount reflects the aggregate grant date fair value of awards computed in accordance with ASC 718, “Compensation – Stock Compensation”, excluding the effect of forfeitures.  No options were granted to any employees and named executives in 2007.

(5)	Represents performance compensation earned under the Company’s MIP. The MIP is described under the heading “Executive Management Incentive Plan.

(6)
Represents 2009 performance compensation earned in 2009 under the Company’s MIP.  $105,152 for Dr. Centofanti and $44,527 for Mr. Naccarato remains to be paid.  We anticipate paying these amounts by the end of the first quarter of 2010.  No MIP was earned by Mr. McNamara in 2009.

(7)
The amount shown includes a monthly automobile allowance of $750 or the use of a company car, and where applicable, our 401(k) matching contribution.  Effective October 1, 2009, Mr. McNamara entered into a six month consulting agreement with us, subject to renewal upon agreement by Mr. McNamara and us.  Pursuant to the terms of the consulting agreement, Mr. McNamara earned $49,500, which is included in “Other” below, for consulting services rendered to the Company from October 1, 2009 through December 31, 2009.

		Auto Allowance or
Name	401(k) match	Company Car	Other	Total
Dr. Louis Centofanti	$1,217	$9,000	$—	$10,217
Ben Naccarato	$992	$7,500	$—	$8,492
Larry McNamara	$650	$6,750	$49,500	$56,900
Robert Schreiber, Jr.	$1,377	$7,023	$—	$8,400

(8)	Of that amount, $700 was paid in 2009 and $68,430 was paid in February 2010.

The compensation plan under which the awards in the following table were made are generally described in the Compensation Discussion and Analysis in this section and include the Company’s MIP, which is a non-equity incentive plan, and the Company’s 2004 Stock Option Plan, which provides for grant of stock options to our employees.

Grant of Plan-Based Awards Table

					All other
					Option
		Estimated Future Payouts			Awards:		Exercise
		Under Non-Equity Incentive			Number of		or Base	Grant Date
		Plan Awards			Securities		Price of	Fair Value of
Name	Grant Date	Threshold $	Target $ (1)	Maximum $ (1)	Underlying Options (#)		Option Awards ($/Sh)	Option Awards ($)

Dr. Louis Centofanti	N/A	—	126,547	221,455	—		—	—

Ben Naccarato (2)	2/26/2009	—	—	—	75,000		1.42	59,475	(4)
	N/A	—	50,000	87,500	—		—	—

Larry McNamara (3)	N/A	—	108,160	189,278	50,000	(3)	1.25	46,000	(3)
					120,000	(3)	1.75	65,500	(3)
					100,000	(3)	2.19	32,500	(3)

Robert Schreiber, Jr.	N/A	—	—	—	—		—	—

(1)
The amounts shown in column titled “Target” reflects the minimum payment level under the Company’s 2009 Executive Management Incentive Plan which is paid with the achievement of 85% to 100% of the target amount. The amount shown in column titled “Maximum” reflects the maximum payment level of reaching 161% of the target amount. These amounts are based on the individual’s current salary and position.

(2)	Named as Chief Financial Officer and Secretary of the Board of Directors by the Company’s Board of Directors on February 26, 2009. Options were granted upon being named as Chief Financial Officer.

(3)
Resigned as Chief Operating Officer effective September 1, 2009 and as an employee of the Company effective September 30, 2009.  No amount was earned by Mr. McNamara under the 2009 Executive Management Incentive Plan.  On September 28, 2009, the Company amended and extended Mr. McNamara’s fully vested non-qualified stock options until the earlier of 5:00 p.m. on March 31, 2010, or termination of Mr. McNamara under the consulting agreement between Mr. McNamara and the Company.  The amended non-qualified stock options are reflected in this table as new grants of options based on the fair value as of the date of amendment, computed in accordance with ASC 718, “Compensation – Stock Compensation”, excluding the effect of forfeitures.

(4)	Calculated using the fair value of $.793 per share as determined on the date of grant in accordance with ASC 718, “Compensation – Stock Compensation”.

Outstanding Equity Awards at Fiscal Year

The following table sets forth unexercised options held by the named executive officers as of the fiscal year-end.

Outstanding Equity Awards at December 31, 2009

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) (1) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Dr. Louis Centofanti	70,000		—		—	1.25	4/10/2010
	100,000		—		—	1.75	5/10/2011
	100,000		—		—	2.19	2/27/2013
	100,000		—		—	1.86	3/2/2012
	50,000		100,000	(2)	—	2.28	8/5/2014

Ben Naccarato	20,000		—		—	1.44	10/28/2014
	5,000		—		—	1.86	3/2/2012
	13,333		26,667	(2)	—	2.28	8/5/2014
	—		75,000	(3)		1.42	2/26/2015

Larry McNamara	50,000	(4)	—		—	1.25		(4)
	120,000	(4)	—		—	1.75		(4)
	100,000	(4)	—		—	2.19		(4)

Robert Schreiber, Jr.	50,000		—		—	1.75	5/10/2011
	50,000		—		—	2.19	2/27/2013
	25,000		—		—	1.86	3/2/2012
	8,333		16,667	(2)	—	2.28	8/5/2014

(1)
In the event of a change in control (as defined in the Option Plan) of the Company, each outstanding option and award shall immediately become exercisable in full notwithstanding the vesting or exercise provisions contained in the stock option agreement.

(2)	Incentive stock option granted on August 5, 2008 under the Company’s Option Plan. The option is for a six year term and vests over a three year period, at one third increments per year.

(3)	Incentive stock option granted on February 26, 2009 under the Company’s Option Plan. The option is for a six year term and vests over a three year period, at one third increments per year.

(4)
Resigned as Chief Operating Officer effective September 1, 2009 and as an employee of the Company effective September 30, 2009.  After Mr. McNamara’s resignation as the Chief Operating Officer but prior to his resignation as an employee of the Company became effective, the Company entered into a six months consulting agreement with Mr. McNamara, subject to the consulting agreement being renewed upon agreement by Mr. McNamara and us, and amended and extended the fully vested outstanding non-qualified stock options until the earlier of 5:00 p.m on March 31, 2010 or termination of Mr. McNamara as a consultant under the consulting agreement.

The following table sets forth the number of options exercised by the named executive officers in 2009:

Option Exercises and Stock Vested Table

	Option Awards
Name	Number of Shares Acquired on Exercises (#)	Value Realized On Exercise ($) (1)

Dr. Louis F. Centofanti	—	—

Ben Naccarato	—	—

Larry McNamara (2)	250,000	147,500

Robert Schreiber, Jr.	15,000	14,400

(1)	Based on the difference between the closing price of our Common Stock reported on the NASDAQ Capital Market on the exercise date and the exercise price of the option.

(2)	Resigned as Chief Operating Officer effective September 1, 2009 and as an employee of the Company effective September 30, 2009.

Compensation of Directors
Directors who are employees receive no additional compensation for serving on the Board of Directors or its committees.  In 2009, we provided the following annual compensation to directors who are not employees:

•
on the date of our 2009 Annual Meeting, each of our continuing non-employee directors was awarded options to purchase 12,000 shares of our Common Stock.   The grant date fair value of each option award received by our non-employee directors was $1.97 per share, based on the date of grant, pursuant to ASC 718, “Compensation – Stock Compensation”;

•	a monthly director fee of $2,167;
•	an additional monthly fee of $1,833 to our Audit Committee Chair; and
•	a fee of $1,000 for each board meeting attendance and a $500 fee for each telephonic conference call attendance.

Each director may elect to have 65% or 100% payable in Common Stock under the 2003 Outside Director Plan, with the remaining payable in cash.

The table below summarizes the director compensation expenses recognized by the Company for the director option and stock (resulting from fees earned) awards.  The terms of the 2003 Outside Directors Plan are further described below under “2003 Outside Directors Plan”.

Director Compensation Table

Name	Fees Earned or Paid In Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($) (1)	($) (2)	($) (3)	($)	($)	($)	($)

Mark Zwecker	18,725	46,366	23,640	—	—	—	88,730
Jon Colin	—	41,331	23,640	—	—	—	64,971
Robert L. Ferguson (4)	10,675	26,435	23,640				60,750
Jack Lahav	—	39,999	23,640	—	—	—	63,639
Joe R. Reeder	—	40,665	23,640	—	—	—	64,305
Charles E. Young	10,325	25,566	23,640	—	—	—	59,532
Larry M. Shelton	11,025	27,300	23,640	—	—	—	61,965

(1)
Under the 2003 Outside Directors Plan, each director elects to receive 65% or 100% of the director’s fees in shares of our Common Stock.  The amounts set forth below represent the portion of the director’s fees paid in cash and excludes the value of the director’s fee elected to be paid in Common Stock under the 2003 Outside Director Plan, which value is included under “Stock Awards”.

(2)
The number of shares of Common Stock comprising stock awards granted under the 2003 Outside Directors Plan is calculated based on 75% of the closing market value of the Common Stock as reported on the NASDAQ on the business day immediately preceding the date that the quarterly fee is due.  Such shares are fully vested on the date of grant.  The value of the stock award is based on the market value of our Common Stock at each quarter end times the number of shares issuable under the award.  The amount shown is the fair value of the Common Stock on the date of the award.

(3)
Options granted under the Company’s 2003 Outside Director Plan resulting from reelection to the Board of Directors on July 29, 2009.  Options are for a 10 year period with an exercise price of $2.67 per share and are fully vested in six months from grant date.  The value of the option award for each outside director is calculated based on the fair value of the option per share ($1.97) on the date of grant times the number of options granted, which was 12,000, pursuant to ASC 718, “Compensation – Stock Compensation”.

(4)	Resigned as a member of our Board of Directors effective February 27, 2010.

2003 Outside Directors Plan
We believe that it is important for our directors to have a personal interest in our success and growth and for their interests to be aligned with those of our stockholders.  Therefore, under our 2003 Outside Directors Stock Plan (“2003 Directors Plan”), each outside director is granted a 10 year option to purchase up to 30,000 shares of Common Stock on the date such director is initially elected to the Board of Directors, and receives on each reelection date an option to purchase up to another 12,000 shares of Common Stock, with the exercise price being the fair market value of the Common Stock preceding the option grant date.  No option granted under the 2003 Directors Plan is exercisable until after the expiration of six months from the date the option is granted and no option shall be exercisable after the expiration of ten years from the date the option is granted.  Options to purchase 594,000 shares of Common Stock have been granted and are outstanding under the 2003 Directors Plan.

We periodically review compensation paid to our outside directors against compensation paid by our Peer Group (see Companies comprising the Peer Group in “Item 11 – Executive Compensation – The Committee’s Process – Peer Group Assessment”) to its outside directors to insure that our outside directors are adequately compensated.  As a member of the Board of Directors, each director elects to receive either 65% or 100% of the director's fee in shares of our Common Stock based on 75% of the fair market value of the Common Stock determined on the business day immediately preceding the date that the quarterly fee is due.  The balance of each director’s fee, if any, is payable in cash.  In 2009, the fees earned by our outside directors totaled $298,000.  Reimbursements of expenses for attending meetings of the Board are paid in cash at the time of the applicable Board meeting.  Although Dr. Centofanti is not compensated for his services provided as a director, Dr. Centofanti is compensated for his services rendered as an officer of the Company.  See “EXECUTIVE COMPENSATION — Summary Compensation Table.”

As of December 31, 2009, we have issued 667,852 shares of our Common Stock in payment of director fees since the inception of the 2003 Directors Plan.

In the event of a change of control (as defined in the 2003 Outside Directors Stock Plan), each outstanding stock option and stock award shall immediately become exercisable in full notwithstanding the vesting or exercise provisions contained in the stock option agreement.

Compensation Committee Interlocks and Insider Participation
During 2009, the Compensation and Stock Option Committee for our Board of Directors was composed of Jack Lahav, Jon Colin, Joe Reeder, and Dr. Charles E. Young.  None of the members of the Compensation and Stock Option Committee has been an officer or employee of the Company or has had any relationship with the Company requiring disclosure under the SEC regulations.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners
The table below sets forth information as to the shares of Common Stock beneficially owned as of February 26, 2010, by each person known by us to be the beneficial owners of more than 5% of any class of our voting securities.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Ownership	Percent Of Class (1)
Heartland Advisors, Inc. (2)	Common	4,620,458	8.45%
Rutabaga Capital Management (3)	Common	3,999,027	7.32%
BlackRock, Inc. (4)	Common	3,131,222	5.73%
Oberweis Asset Management, Inc. (5)	Common	3,022,400	5.53%

(1)  The number of shares and the percentage of outstanding Common Stock beneficially owned by a person are based upon 54,654,410 shares of Common Stock issued and outstanding on February 26, 2010, and the number of shares of Common Stock which such person has the right to acquire beneficial ownership of within 60 days. Beneficial ownership by our stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act.

(2) This information is based on the Schedule 13G/A, filed with the Securities and Exchange Commission (“SEC”) on February 10, 2010, which provides that Heartland Advisors, Inc., an investment advisor, shares voting power over 4,228,790 of such shares and share dispositive power over all of the shares, and no sole voting or sole dispositive power over any of the shares.  The address of Heartland Advisors, Inc. is 789 North Water Street, Suite 500, Milwaukee, WI 53202.

(3) This information is based on the Schedule 13G/A, filed with the SEC on February 8, 2010, which provides that Rutabaga Capital Management, an investment advisor, has sole voting power over 2,455,938 shares and shared voting power over 1,543,089 shares and sole dispositive power over all of these shares.  The address of Rutabaga Capital Management is 64 Broad Street, 3rd Floor, Boston, MA  02109.

(4) This information is based on the Schedule G filed with the SEC on January 29, 2010, which provides that BlackRock, Inc., an investment manager, has sole dispositive power and sole voting power over all of the shares.  The address of BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022.

(5) This information is based on the Schedule G filed with the SEC on February 12, 2010, which provides that Oberweis Asset Management, Inc., an investment advisor, along with James D. Oberweis and James W. Oberweis, as principal shareholders of Oberweis Asset Management, Inc., share voting power over 2,186,200 of such shares and share dispositive power over all of the shares, and no sole voting or sole dispositive power over any of the shares.  The address of Oberweis Asset Management is 3333 Warrenville Road, Suite 500, Lisle, IL 60532.

Capital Bank represented to us that:
•	As of January 25, 2010, Capital Bank holds of record as a nominee for, and as an agent of, certain accredited investors, 3,804,196 shares of our Common Stock.;
•	All of the Capital Bank's investors are accredited investors;
•
None of Capital Bank's investors beneficially own more than 4.9% of our Common Stock and to its best knowledge, none of Capital Bank’s investors act together as a group or otherwise act in concert for the purpose of voting on matters subject to the vote of our stockholders or for purpose of dispositive or investment of such stock;

•	Capital Bank's investors maintain full voting and dispositive power over the Common Stock beneficially owned by such investors; and
•	Capital Bank has neither voting nor investment power over the shares of Common Stock owned by Capital Bank, as agent for its investors.
•
Capital Bank believes that it is not required to file reports under Section 16(a) of the Exchange Act or to file either Schedule 13D or Schedule 13G in connection with the shares of our Common Stock registered in the name of Capital Bank.

•
Capital Bank is not the beneficial owner, as such term is defined in Rule 13d-3 of the Exchange Act, of the shares of Common Stock registered in Capital Bank’s name because (a) Capital Bank holds the Common Stock as a nominee only and (b) Capital Bank has neither voting nor investment power over such shares.

Notwithstanding the previous paragraph, if Capital Bank's representations to us described above are incorrect or if Capital Bank's investors are acting as a group, then Capital Bank or a group of Capital Bank's investors could be a beneficial owner of more than 5% of our voting securities.  If Capital Bank is deemed the beneficial owner of such shares, the following table sets forth information as to the shares of voting securities that Capital Bank may be considered to beneficially own on January 25, 2010.

Name of Record Owner	Title Of Class	Amount and Nature of Ownership		Percent Of Class (1)
Capital Bank Grawe Gruppe (2)	Common	3,804,196	(2)	6.96%

(1)  This calculation is based upon 54,654,410 shares of Common Stock issued and outstanding on February 26, 2010 plus the number of shares of Common Stock which Capital Bank, as agent for certain accredited investors has the right to acquire within 60 days, which is none.

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

Security Ownership of Management
The following table sets forth information as to the shares of voting securities beneficially owned as of February 26, 2010, by each of our Directors and named executive officers and by all of our directors and executive officers as a group.  Beneficial ownership has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act.  A person is deemed to be a beneficial owner of any voting securities for which that person has the right to acquire beneficial ownership within 60 days.

	Number of Shares of		Percentage of
Name of Beneficial Owner (2)	Common Stock		Common Stock (1)
Dr. Louis F. Centofanti (3)	1,332,934	(3)	2.42%
Jon Colin (4)	246,228	(4)	*
Robert L. Ferguson(5)	430,359	(5)	*
Jack Lahav (6)	862,762	(6)	1.58%
Joe Reeder (7)	967,151	(7)	1.77%
Larry Shelton (8)	108,057	(8)	*
Dr. Charles E. Young (9)	140,181	(9)	*
Mark A. Zwecker (10)	418,093	(10)	*
Robert Schreiber, Jr. (11)	238,625	(11)	*
Ben Naccarato (12)	63,333	(12)	*
Larry McNamara (13)	324,220	(13)	*
Directors and Executive Officers as a Group (10 persons)	4,807,723	(14)	8.60%

*Indicates beneficial ownership of less than one percent (1%).

(1)  See footnote (1) of the table under “Security Ownership of Certain Beneficial Owners”.

(2)  The business address of each person, for the purposes hereof, is c/o Perma-Fix Environmental Services, Inc., 8302 Dunwoody Place, Suite 250, Atlanta, Georgia 30350.

(3)  These shares include (i) 598,934 shares held of record by Dr. Centofanti; (ii) options to purchase 420,000 shares which are immediately exercisable; and (iii) 314,000 shares held by Dr. Centofanti's wife.  Dr. Centofanti has sole voting and investment power of these shares, except for the shares held by Dr. Centofanti's wife, over which Dr. Centofanti shares voting and investment power.

(4)  Mr. Colin has sole voting and investment power over these shares which include: (i) 147,228 shares held of record by Mr. Colin, and (ii) options to purchase 99,000 shares of Common Stock, which are immediately exercisable.

(5) Mr. Ferguson has sole voting and investment power over these shares which include: (i) 325,295 shares of Common Stock held of record by Mr. Ferguson, (ii) 27,046 shares held in Mr. Ferguson’s individual retirement account, (iii) 24,018 shares held by Ferguson Financial Group LLC (“FFG LLC”), of which Mr. Ferguson is the manager; and (iv) options to purchase 54,000 shares, which are immediately exercisable.  Mr. Ferguson resigned as a director effective February 27, 2010.

(6)  Mr. Lahav has sole voting and investment power over these shares which include: (i) 758,762 shares of Common Stock held of record by Mr. Lahav; (ii) options to purchase 104,000 shares, which are immediately exercisable.

(7)  Mr. Reeder has sole voting and investment power over these shares which include: (i) 868,151 shares of Common Stock held of record by Mr. Reeder, and (ii) options to purchase 99,000 shares, which are immediately exercisable.

(8) Mr. Shelton has sole voting and investment power over these shares which include: (i) 42,057 shares of Common Stock held of record by Mr. Shelton, and (ii) options to purchase 66,000 shares, which are immediately exercisable.

(9)  Dr. Young has sole voting and investment power over these shares which include: (i) 38,181 shares held of record by Dr. Young; and (ii) options to purchase 102,000 shares, which are immediately exercisable.

(10) Mr. Zwecker has sole voting and investment power over these shares which include: (i) 319,093 shares of Common Stock held of record by Mr. Zwecker; and (ii) options to purchase 99,000 shares, which are immediately exercisable.

(11) Mr. Schreiber has joint voting and investment power, with his spouse, over 105,292 shares of Common Stock beneficially held and sole voting and investment power over options to purchase 133,333 shares, which are immediately exercisable.

(12) Mr. Naccarato has sole voting and investment power over these shares which include: options to purchase 38,333 shares, which are immediately exercisable and options to purchase 25,000 shares, which are exercisable on February 26, 2010.

(13) Mr. McNamara has sole voting and investment power over these shares which include: (i) 54,220 shares of Common Stock held of record by Mr. McNamara; and (ii) options to purchase 270,000 shares, which are immediately exercisable (see “Outstanding Equity Awards at December 31, 2009” table in Item 11 - “Executive Compensation” (footnote 4)), regarding the 270,000 options extended to Mr. McNamara.

(14) Shares do not reflect shares held of record by Mr. McNamara as Mr. McNamara resigned as Chief Operating Officer, of the Company effective September 1, 2009.  Amount includes 1,214,666 options, which are immediately exercisable to purchase 1,214,666 shares of Common Stock and 25,000 options, which became exercisable on February 26, 2010, to purchase 25,000 shares of Common Stock.

Equity Compensation Plans
The following table sets forth information as of December 31, 2008, with respect to our equity compensation plans.

	Equity Compensation Plan
Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans Approved by stockholders	3,109,525	$2.05	889,147
Equity compensation plans not Approved by stockholders	—	—	—
Total	3,109,525	$2.05	889,147

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Robert L. Ferguson
On June 13, 2007, we acquired Nuvotec and Nuvotec's wholly owned subsidiary, PEcoS (n/k/a our “PFNWR” facility), pursuant to the terms of the Merger Agreement, between us, Nuvotec, PEcoS, and our wholly owned subsidiary.  At the time of the acquisition, Robert L. Ferguson was the Chairman, Chief Executive Officer, and individually or through entities controlled by him, the owner of approximately 21.29% of Nuvotec’s outstanding common stock.  In connection with the acquisition, Mr. Ferguson was nominated to serve as a Director and subsequently elected as a Director at our Annual Meeting of Stockholders held in August 2007 and each Annual Meeting of Shareholders since August 2007.

As consideration for the acquisition, Mr. Ferguson: (a) received a total of $224,560 cash and 192,783 shares of Perma-Fix Common Stock in July 2007 as a former shareholder of Nuvotec who is “accredited” under the rules of Regulation D under the Act, (b) is entitled to receive a portion of a certain earn-out amount payable to all former shareholders of Nuvotec (n/ka/ “PFNW”) at the time of our acquisition not to exceed $4,552,000, over a four year period ending June 30, 2011, pursuant to the Merger Agreement, as amended.  Earn-out amounts are payable by the Company if certain annual revenue targets are met by the Company’s consolidated Nuclear Segment.  We were not required to pay any earn-out amount for the fiscal period ended June 30, 2008.  We paid $734,000 in earn-out amount for the fiscal period ended June 30, 2009, on September 30, 2009.  As of the date of this report, any remaining future earn-out amount required to be paid by the Company will be deducted by approximately $93,000, which represents indemnification obligations payable to the Company by Nuvotec, PEcoS, and the former shareholders prior to our acquisition of PFNW and PFNWR.  Mr. Ferguson, individually or through entities controlled by him, is entitled to receive 21.29% of the total earn-out amounts, (c) had guaranteed $4,000,000 of bank debt, which was paid off by Perma-Fix in December 2008, and a $1,750,000 line of credit assumed by us in the acquisition, which the $1,750,000 line of credit was released when we replaced the financial assurance of PEcoS deposited with the State of Washington with our financial assurance, and (d) as a former shareholder of Nuvotec, who qualified as an “accredited investor” at the time of our acquisition, is due his share of a $2,500,000 note payable by the Company to the former shareholders of Nuvotec.  Mr. Ferguson is entitled to receive his proportionate share of 27.18% of the note payments.  In June 2009, the Company paid the first of three principal installments of $833,333 on the note, along with accrued interests.

Mr. Ferguson resigned as a director of the Company effective February 27, 2010.

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

Mr. David Centofanti
Mr. David Centofanti serves as our Director of Information Services.  For such services, he received total compensation in 2009 of approximately $166,000. Mr. David Centofanti is the son of our Chief Executive Officer and Chairman of our board, Dr. Louis F. Centofanti.  We believe the compensation received by Mr. Centofanti for his technical expertise which he provides to the Company is competitive and comparable to compensation we would have to pay to an unaffiliated third party with the same technical expertise.

The Company’s Audit Committee acts under its Audit Committee Charter and reviews all related party transactions involving our directors and executives.

Director Independence
See “Item 10 of Part III – Directors, Executive Officers and Corporate Governance” regarding the independence of our Directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
The aggregate fees and expenses billed by BDO Seidman, LLP (“BDO”) for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2009 and 2008, for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for those fiscal years, and for review of documents filed with the Securities and Exchange Commission for those fiscal years were approximately $537,000 and $548,000, respectively.  Audit fees for 2009 and 2008 include approximately $135,000 and $179,000, respectively, in fees related to the audit of internal control over financial reporting.

Audit-Related Fees
The aggregate fees and expenses billed by BDO for audit related services for the fiscal years ended December 31, 2009 and 2008 totaled $40,000 and $55,000, respectively.  Fees for 2009 and 2008 included consulting on various accounting and reporting matters and audit of the Company’s 401(K) Plan.

Tax Services
BDO was not engaged to provide tax services to the Company for the fiscal years ended December 31, 2009 and 2008.

The Audit Committee of the Company's Board of Directors has considered whether BDO’s provision of the services described above for the fiscal years ended December 31, 2009 and 2008, is compatible with maintaining its independence.

Engagement of the Independent Auditor
The Audit Committee is responsible for approving all engagements with BDO and any members of the BDO Alliance network of firms to perform audit or non-audit services for us, prior to engaging these firms to provide those services.  All of the services under the headings Audit Fees, Audit Related Fees, and Tax Services were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X of the Exchange Act.  The Audit Committee's pre-approval policy provides as follows:

•
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

•	Any proposed service that is not pre-approved on the annual basis requires a specific pre-approval by the Audit Committee, including cost level approval.
•
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

Perma-Fix Environmental Services, Inc.

By	/s/ Dr. Louis F. Centofanti	Date	March 12, 2010
Dr. Louis F. Centofanti
Chairman of the Board
Chief Executive Officer

By	/s/ Ben Naccarato	Date	March 12, 2010
Ben Naccarato
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

By	/s/ Dr. Louis F. Centofanti	Date	March 12, 2010
Dr. Louis F. Centofanti, Director

By	/s/ Jon Colin	Date	March 12, 2010
Jon Colin, Director

By	/s/ Jack Lahav	Date	March 12, 2010
Jack Lahav, Director

By	/s/ Joe R. Reeder	Date	March 12, 2010
Joe R. Reeder, Director

By	/s/ Larry M. Shelton	Date	March 12, 2010
Larry M. Shelton, Director

By	/s/ Charles E. Young	Date	March 12, 2010
Charles E. Young, Director

By	/s/ Mark A. Zwecker	Date	March 12, 2010
Mark A. Zwecker, Director

SCHEDULE II

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2009, 2008, and 2007
(Dollars in thousands)

Description	Balance at Beginning of Year		Additions Charged to Costs, Expenses and Other		Deductions		Balance at End of Year
Year ended December 31, 2009:
Allowance for doubtful accounts-
continuing operations		$333		$352		$389		$296
Allowance for doubtful accounts-
discontinued opertions	$	─	$	─	$	─	$	─

Year ended December 31, 2008:
Allowance for doubtful accounts-
continuing operations		$203		$187		$57		$333
Allowance for doubtful accounts-
discontinued opertions		$204		$(28)		$176	$	─

Year ended December 31, 2007:
Allowance for doubtful accounts-
continuing operations		$250		$165		$212		$203
Allowance for doubtful accounts-
discontinued opertions		$165		$41		$2		$204

EXHIBIT INDEX

Exhibit No.	Description

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

3(i)	Restated Certificate of Incorporation, as amended, is incorporated by reference from Exhibit 3(i) to the Company’s 2008 Form 10-K filed on March 31, 2009.
3(ii)	Bylaws of Perma-Fix Environmental Services, Inc., as amended on October 30, 2007, as incorporated by reference from Exhibit 3(ii) to the Company’s Form 10-Q for the quarter ended September 30, 2007.
4.1	Specimen Common Stock Certificate as incorporated by reference from Exhibit 4.3 to the Company's Registration Statement, No. 33-51874.
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

4.19
Loan and Securities Purchase Agreement, dated May 8, 2009 between William N. Lampson, Diehl Rettig, and Perma-Fix Environmental Services, Inc. as incorporated by reference from Exhibit 4.1 to the Company Form 10-Q filed on May 11, 2009.

4.19
Promissory Note dated May 8, 2009 between William N. Lampson, Diehl Rettig, and Perma-Fix Environmental Services, Inc. as incorporated by reference from Exhibit 4.2 to the Company Form 10-Q filed on May 11, 2009.

4.20	Common Stock Purchase Warrant, dated May 8, 2009, for William N. Lampson, as incorporated by reference from Exhibit 4.3 to the Company Form 10-Q filed on May 11, 2009.
4.21	Common Stock Purchase Warrant, dated May 8, 2009, for Diehl Rettig, as incorporated by reference from Exhibit 4.4 to the Company Form 10-Q filed on May 11, 2009.
4.22
Amendment No. 14 to Revolving Credit, Term Loan, and Security Agreement, dated as of January 25, 2010, between the Company and PNC Bank, as incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on January 28, 2010.

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

10.22	2008 Incentive Compensation Plan for Chief Operating Officer, effective January 1, 2008, as incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on August 11, 2008.
10.23	2008 Incentive Compensation Plan for Chief Executive Officer, effective January 1, 2008, as incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed on August 11, 2008.
10.24	2009 Incentive Compensation Plan for Vice President, Chief Financial Officer, effective January 1, 2009, as incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed on May 7, 2009.
10.25	2009 Incentive Compensation Plan for Chief Operating Officer, effective January 1, 2009, as incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on May 7, 2009.
10.26	2009 Incentive Compensation Plan for Chief Executive Officer, effective January 1, 2009, as incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on May 7, 2009.
10.27
Employment Agreement dated May 6, 2009 between Louis Centofanti, Chief Executive Officer, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed on May 7, 2009.

10.28
Employment Agreement dated May 6, 2009 between Larry McNamara, Chief Operating Officer, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K filed on May 7, 2009.

10.29
Employment Agreement dated May 6, 2009 between Ben Naccarato, Chief Financial Officer, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 10.6 to the Company’s Form 8-K filed on May 7, 2009.

10.30
Third Amendment to Agreement and Plan of Merger; Second Amendment to Paying Agent Agreement, and Termination of Escrow Agreement, dated September 29, 2009 by and among Perma-Fix Northwest, Inc. (f/k/a Nuvotec USA, Inc.); Perma-Fix Northwest Richland, Inc. (f/n/a Pacific EcoSolutions, Inc.); Perma-Fix Environmental Services, Inc.; Nuvotrust Liquidation Trust; Nuvotrust Trustee, LLC; Robert L. Ferguson, William N. Lampson; Rettig Osborne Forgette, LLP; and The Bank of New York Company, Inc., which is incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed on October 5, 2009.

10.31
2010 Incentive Compensation Plan for Vice President, Chief Financial Officer, effective January 1, 2010, as incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed on March 3, 2010.

10.32	2010 Incentive Compensation Plan for Chief Executive Officer, effective January 1, 2010, as incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on March 3, 2010.
21.1	List of Subsidiaries
23.1	Consent of BDO Seidman, LLP
31.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.