Form 10-Q
period 2010-03-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2010-05-07
CIK 891532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended            March 31, 2010

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
Large accelerated filer ☐        Accelerated Filer ☒        Non-accelerated Filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at May 3, 2010
Common Stock, $.001 Par Value	54,993,907 shares of registrant’s Common Stock

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

INDEX

PART I - FINANCIAL INFORMATION
Item 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Balance Sheets

	March 31,
	2010	December 31,
(Amount in Thousands, Except for Share Amounts)	(Unaudited)	2009

ASSETS
Current assets:
Cash	$97	$141
Restricted cash	55	55
Accounts receivable, net of allowance for doubtful accounts of $306 and $296, respectively	13,333	13,141
Unbilled receivables - current	10,886	9,858
Inventories	464	351
Prepaid and other assets	3,192	3,447
Deferred tax assets - current	1,576	1,856
Current assets related to discontinued operations	168	174
Total current assets	29,771	29,023

Property and equipment:
Buildings and land	27,098	27,098
Equipment	31,937	31,757
Vehicles	650	650
Leasehold improvements	11,506	11,455
Office furniture and equipment	1,892	1,933
Construction-in-progress	1,059	925
	74,142	73,818
Less accumulated depreciation and amortization	(29,517)	(28,441)
Net property and equipment	44,625	45,377

Property and equipment related to discontinued operations	637	651

Intangibles and other long term assets:
Permits	18,079	18,079
Goodwill	12,893	12,352
Unbilled receivables – non-current	2,737	2,502
Finite Risk Sinking Fund	17,379	15,480
Deferred tax asset, net of liabilities	243	272
Other assets	2,401	2,339
Total assets	$128,765	$126,075

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Balance Sheets, Continued

	March 31,
	2010	December 31,
(Amount in Thousands, Except for Share Amounts)	(Unaudited)	2009

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,252	$4,927
Current environmental accrual	125	25
Accrued expenses	7,184	6,478
Disposal/transportation accrual	2,746	2,761
Unearned revenue	7,630	8,949
Current liabilities related to discontinued operations	916	993
Current portion of long-term debt	3,037	3,050
Total current liabilities	25,890	27,183

Environmental accruals	664	785
Accrued closure costs	12,073	12,031
Other long-term liabilities	531	508
Long-term liabilities related to discontinued operations	1,337	1,433
Long-term debt, less current portion	12,192	9,331
Total long-term liabilities	26,797	24,088

Total liabilities	52,687	51,271

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share	1,285	1,285

Stockholders' equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 75,000,000 shares authorized, 54,994,410 and 54,628,904 shares issued, respectively; 54,956,200 and 54,628,904 outstanding, respectively	55	55
Additional paid-in capital	100,365	99,641
Accumulated deficit	(25,539)	(26,177)
	74,881	73,519
Less Common Stock in treaury at cost: 38,210 and 0 shares, respectively	(88)	—

Total stockholders' equity	74,793	73,519

Total liabilities and stockholders' equity	$128,765	$126,075

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands, Except for Per Share Amounts)	2010	2009

Net revenues	$25,859		$22,002
Cost of goods sold	20,467		17,389
Gross profit	5,392		4,613

Selling, general and administrative expenses	3,878		3,859
Loss (gain) on disposal of property and equipment	2		(12)
Income from operations	1,512		766

Other income (expense):
Interest income	21		51
Interest expense	(220)		(547)
Interest expense-financing fees	(102)		(13)
Other	5		1
Income from continuing operations before taxes	1,216		258
Income tax expense	436		9
Income from continuing operations, net of taxes	780		249

(Loss) income from discontinued operations, net of taxes	(142)		299
Net income applicable to Common Stockholders	$638		$548

Net income (loss) per common share – basic
Continuing operations	$.01	$	―
Discontinued operations	―		.01
Net income per common share	$.01		$.01

Net income (loss) per common share – diluted
Continuing operations	$.01	$	―
Discontinued operations	―		.01
Net income per common share	$.01		$.01

Number of common shares used in computing net income (loss) per share:
Basic	54,693		53,982
Diluted	54,901		54,005

The accompanying notes are an integral part of these consolidated financial statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in Thousands)	2010	2009
Cash flows from operating activities:
Net income	$638	$548
Less: (loss) income from discontinued operations	(142)	299

Income from continuing operations	780	249
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	1,136	1,180
Non-cash financing costs	83	―
Deferred taxes	30	―
Provision for bad debt and other reserves	16	59
Loss (gain) on disposal of plant, property and equipment	2	(12)
Issuance of common stock for services	59	64
Stock-based compensation	86	136
Changes in operating assets and liabilities of continuing operations, net of effect from business acquisitions:
Accounts receivable	(208)	200
Unbilled receivables	(1,263)	2,079
Prepaid expenses, inventories and other assets	(12)	(176)
Accounts payable, accrued expenses and unearned revenue	(2,101)	(3,816)
Cash used in continuing operations	(1,392)	(37)
Cash (used in) provided by discontinued operations	(332)	253
Cash (used in) provided by operating activities	(1,724)	216

Cash flows from investing activities:
Purchases of property and equipment	(367)	(304)
Proceeds from sale of plant, property and equipment	―	12
Payment to finite risk sinking fund	(1,899)	(2,697)
Cash used in investing activities of continuing operations	(2,266)	(2,989)
Cash provided by discontinued operations	37	11
Net cash used in investing activities	(2,229)	(2,978)

Cash flows from financing activities:
Net borrowing of revolving credit	3,329	3,001
Principal repayments of long term debt	(564)	(298)
Proceeds from finite risk financing	653	―
Proceeds from issuance of stock	491	―
Cash provided by financing activities of continuing operations	3,909	2,703

Decrease in cash	(44)	(59)
Cash at beginning of period	141	129
Cash at end of period	$97	$70

Supplemental disclosure:
Interest paid	$186	$739
Income taxes paid	231	3
Non-cash investing and financing activities:
Long-term debt incurred for purchase of property and equipment	―	―

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Statement of Stockholders’ Equity
(Unaudited, for the three months ended March 31, 2010)

(Amounts in thousands,	Common Stock		Additional Paid-In	Common Stock Held In	Accumulated	Total Stockholders'
except for share amounts)	Shares	Amount	Capital	Treasury	Deficit	Equity
Balance at December 31, 2009	54,628,904	$55	$99,641	$—	$(26,177)	$73,519

Net income	—	—	—	—	638	638
Issuance of Common Stock upon exercise of Options	340,000	—	579	—	—	579
Payment of Option exercise by Common Stock shares				(88)		(88)
Issuance of Common Stock for services	25,506	—	59	—	—	59
Stock-Based Compensation	—	—	86	—	—	86
Balance at March 31, 2010	54,994,410	$55	$100,365	$(88)	$(25,539)	$74,793

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Notes to Consolidated Financial Statements

March 31, 2010
(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

1.      Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.  Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three months ended March 31, 2010, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2010.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

As previously disclosed in our 2009 Form 10-K, Our Perma-Fix of Memphis, Inc. (“PFM”) facility was reclassed back into discontinued operations from continuing operations during the fourth quarter of 2009, in accordance with ASC360, “Property, Plant, and Equipment”. Accordingly, the accompanying condensed financial statements have been restated for all periods presented to reflect the reclassification of PFM as discontinued operations.  (See “Note 8 – Discontinued Operations” for additional information regarding PFM).

2.      Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

Recently Adopted Accounting Pronouncements
On February 24, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”, which remove the requirement for a Securities and Exchange Commission (“SEC”) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued.  The FASB believes these amendments remove potential conflicts with the SEC’s literature.  All of the amendments in the ASU were effective upon issuance except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  ASU No. 2010-09 did not materially impact our operations, financial position, and disclosure requirement.

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

No stock options were granted during the first quarter of 2010.  During the corresponding period of 2009, an aggregate 145,000 Incentive Stock Options were granted (“ISO”) to certain employees of the Company which allows for the purchase of 145,000 Common Stock from the Company’s 2004 Stock Option Plan.  The option grants were for a contractual term of six years with vesting period over a three year period at one-third increments per year.  The exercise price of the options granted was $1.42 per share which was based on our closing stock price on the date of grant.

The Company estimates fair value of stock options using the Black-Scholes valuation model.  Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield.  The fair value of the options granted to during the first quarter of 2009 and the related assumptions used in the Black-Scholes option pricing model used to value the options granted were as follows:

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

As of March 31, 2010, we had 2,075,525 employee stock options outstanding, of which 1,410,192 are vested.  The weighted average exercise price of the 1,410,192 outstanding and fully vested employee stock option is $1.97 with a remaining weighted contractual life of 2.64 years.  Additionally, we had 694,000 outstanding and fully vested director stock options with a weighted average exercise price and remaining contractual life of $2.29 and 5.74 years, respectively.

The following table summarizes stock-based compensation recognized for the three months ended March 31, 2010 and 2009 for our employee and director stock options.

	Three Months Ended
Stock Options	March 31,
	2010	2009
Employee Stock Options	$59,000	$106,000
Director Stock Options	27,000	30,000
Total	$86,000	$136,000

We recognized stock-based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant.  ASC 718 requires that stock based compensation expense be based on options that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We have generally estimated forfeiture rate based on historical trends of actual forfeitures.  When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.  Our stock-based compensation expense in the first quarter of 2010 included a reduction of approximately $29,000 in our employee stock-based compensation expense resulting from the difference in the actual and estimated forfeitures.  As of March 31, 2010, we have approximately $454,000 of total unrecognized compensation cost related to unvested options, of which $247,000 is expected to be recognized in remaining 2010, $197,000 in 2011, and $10,000 in 2012.

4.      Capital Stock, Stock Plans, and Treasury Stock

During the three months ended March 31, 2010, we issued an aggregate of 340,000 shares of our Common Stock upon exercise of 340,000 employee stock options, at exercise prices ranging from $1.25 to $2.19.  An employee used 38,210 shares of personally held Company Common Stock as payment for the exercise of 70,000 options to purchase 70,000 shares of the Company’s Common Stock at $1.25 per share, as permitted under the 1993 Non-Qualified Stock Option Plan.  The 38,210 shares are held as treasury stock.  The cost of the 38,210 shares was determined to be approximately $88,000 in accordance with the Plan.  We received $491,500 in total proceeds from the remaining 270,000 stock option exercise.   During the first quarter of 2010, we also issued 25,506 shares of our Common Stock under our 2003 Outside Directors Stock Plan to our outside directors as compensation for serving on our Board of Directors.  We pay each of our outside directors $2,167 monthly in fees for serving as a member of our Board of Directors.  The Audit Committee Chairman receives an additional monthly fee of $1,833 due to the position’s additional responsibility.  In addition, each board member is paid $1,000 for each board meeting attendance as well as $500 for each telephonic conference call.  As a member of the Board of Directors, each director elects to receive either 65% or 100% of the director’s fee in shares of our Common Stock based on 75% of the fair market value of our Common Stock determined on the business day immediately preceding the date that the quarterly fee is due.  The balance of each director’s fee, if any, is payable in cash.

The summary of the Company’s total Plans as of March 31, 2010 as compared to March 31, 2009, and changes during the period then ended are presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2010	3,109,525	$2.05
Granted	–	–
Exercised	(340,000)	1.70		$217,700
Forfeited	–	–
Options outstanding End of Period (1)	2,769,525	2.10	3.9	$574,909
Options Exercisable at March 31, 2010 (1)	2,104,192	$2.08	3.7	$492,809
Options Vested and expected to be vested at March 31, 2010	2,731,742	$2.09	3.9	$574,909

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2009	3,417,347	$2.03
Granted	145,000	1.42
Exercised	–	–		$–
Forfeited	(4,000)	1.97
Options outstanding End of Period (2)	3,558,347	2.01	4.2	$413,175
Options Exercisable at March 31, 2009 (2)	2,422,847	$1.94	3.6	$336,325
Options Vested and expected to be vested at March 31, 2009	3,516,989	$1.94	4.2	$413,175

(1) Option with exercise price ranging from $1.25 to $2.98
(2) Option with exercise price ranging from $1.22 to $2.98

5.      Earnings (Loss) Per Share

Basic earning per share excludes any dilutive effects of stock options, warrants, and convertible preferred stock.  In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings per share.

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(Amounts in Thousands, Except for Per Share Amounts)	2010	2009
Income per share from continuing operations
Income from continuing operations	$780	$249
Basic income per share	$.01	$—
Diluted income per share	$.01	$—

(Loss) income per share from discontinued operations
(Loss) income from discontinued operations	$(142)	$299
Basic income per share	$—	$.01
Diluted income per share	$—	$.01

Weighted average common shares outstanding – basic	54,693	53,982
Potential shares exercisable under stock option plans	166	23
Potential shares upon exercise of Warrants	42	—
Weighted average shares outstanding – diluted	54,901	54,005

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options	1,660	3,361
Upon exercise of Warrants	—	—

6.      Long Term Debt

Long-term debt consists of the following at March 31, 2010 and December 31, 2009:

(Amounts in Thousands)	March 31, 2010	December 31, 2009
Revolving Credit facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at option of prime rate (3.25% at March 31, 2010) plus 2.0% or minimum floor base London InterBank Offer Rate ("LIBOR") of 1.0% plus 3.0%, balance due in July 2012. Effective interest rate for the first quarter of 2010 was 4.32% (1) (2) (3)	$5,988	$2,659
Term Loan dated December 22, 2000, payable in equal monthly installments of principal of $83, balance due in July 2012, variable interest paid monthly at option of prime rate plus 2.5% or minimum floor base LIBOR of 1.0% plus 3.5%. Effective interest rate for the first quarter of 2010 was 5.08%(1) (2) (3)	5,417	5,667
Installment Agreement in the Agreement and Plan of Merger with Nuvotec and PEcoS, dated April 27, 2007, payable in three equal yearly installment of principal of $833 beginning June 2009. Interest accrues at annual rate of 8.25% on outstanding principal balance starting June 2007 and payable yearly starting June 2008	1,667	1,667
Promissory Note dated May 8, 2009, payable in monthly installments of principal of $87 starting June 8, 2009, balance due May 8, 2011, variable interest paid monthly at LIBOR plus 4.5%, with LIBOR at least 1.5%.(4)	1,759	1,938
Various capital lease and promissory note obligations, payable 2010 to 2013, interest at rates ranging from 5.0% to 12.6%.	398	450
	15,229	12,381
Less current portion of long-term debt	3,037	3,050
	$12,192	$9,331

 (1) Our Revolving Credit is collateralized by our account receivables and our Term Loan is collateralized by our property, plant, and equipment.

(2)  Prior to March 5, 2009, variable interest was paid monthly at prime plus 1/2% for our Revolving Credit and prime plus 1.0% for our Term Loan.

(3) From March 5, 2009 to January 24, 2010, variable interest were determined based on the options as noted; however, minimum floor base under the LIBOR option was 2.5% for both our Revolving Credit and Term Loan.

(4)  Net of debt discount of ($367,000) based on the estimated fair value of two Warrants and 200,000 shares of the Company’s Common Stock issued on May 8, 2009 in connection with a $3,000,000 promissory note entered into by the Company and Mr. William Lampson and Mr. Diehl Rettig.  See “Promissory Note and Installment Agreement” below for additional information.

Revolving Credit and Term Loan Agreement
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Loan Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank, as amended.  The Agreement provided for a term loan ("Term Loan") in the amount of $7,000,000, which requires monthly installments of $83,000.  The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended.  The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary.  As of March 31, 2010, the excess availability under our Revolving Credit was $7,528,000 based on our eligible receivables.

Pursuant to the Loan Agreement, as amended, we may terminate the Loan Agreement upon 90 days’ prior written notice upon payment in full of the obligation.  We agreed to pay PNC 1% of the total financing in the event we pay off our obligations on or prior to August 4, 2009 and 1/2 % of the total financing if we pay off our obligations on or after August 5, 2009, but prior to August 4, 2010.  No early termination fee shall apply if we pay off our obligations after August 5, 2010.

On January 25, 2010, we entered into an Amendment to our PNC Loan Agreement.  This Amendment amended the interest rate to be paid under the LIBOR option.  Under the terms of the Loan Agreement, we are to pay interest on the outstanding balance of the term loan and the revolving line of credit, at our option, based on prime plus 2.5% and 2.0%, respectively, or LIBOR plus 3.5% and 3.0%, respectively.  Under the Loan Agreement prior to this Amendment, the LIBOR option included a 2.5% floor, which limited the minimum interest rates on the term loan and revolving line of credit at 6.0% and 5.5%, respectively.  Under this Amendment, we and PNC agreed to lower the floor on the LIBOR interest rate option by 150 basis points to 1.0%, allowing for minimum interest rate floor under the LIBOR option on the outstanding balances of our term loan and revolving line of credit of 4.5% and 4.0%, respectively.  The prime rate option of prime plus 2.5% and 2.0% in connection with our term loan and revolving line of credit, respectively, was not changed under this Amendment.  All other terms of the Loan Agreement, as amended prior to this Amendment, remain principally unchanged.

Promissory Note and Installment Agreement
In conjunction with our acquisition of Perma-Fix Northwest Richland, Inc. (“PFNWR”) and Perma-Fix Northwest, Inc. (“PFNW”), we agreed to pay shareholders of Nuvotec (n/k/a PFNW) that qualified as accredited investors, pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, including Robert Ferguson, who resigned as a member of our Board of Director effective February 27, 2010, $2,500,000, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest is accrued on the outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.  In June 2009, we paid the first principal installment of $833,333, along with accrued interest.  Interest paid as of March 31, 2010 totaled $422,000.  See Note 7 – “Commitments and Contingencies - Earn-Out Amount - PFNW and PFNWR” and Note 11 – “Related Party Transaction” in this section for information regarding Mr. Robert Ferguson.

On May 8, 2009, the Company entered into a promissory note with William N. Lampson and Diehl Rettig (collectively, the “Lenders”) for $3,000,000.  The Lenders were formerly shareholders of PFNW and PFNWR prior to our acquisition of PFNW and PFNWR and are also stockholders of the Company having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  We used the proceeds of the loan primarily to pay off a promissory note entered into by our M&EC subsidiary with PDC in June 2001, with the remaining funds used for working capital purposes.  The promissory note provides for monthly principal repayment of approximately $87,000 plus accrued interest, starting June 8, 2009, and on the 8th day of each month thereafter, with interest payable at LIBOR plus 4.5%, with LIBOR at least 1.5%.  Any unpaid principal balance along with accrued interest is due May 8, 2011.  We paid approximately $22,000 in closing costs for the promissory note which is being amortized over the terms of the note.  The promissory note may be prepaid at anytime by the Company without penalty.  As consideration of the Company receiving this loan, we issued a Warrant to Mr. Lampson and a Warrant to Mr. Diehl to purchase up to 135,000 and 15,000 shares, respectively, of the Company’s Common Stock at an exercise price of $1.50 per share.  The Warrants are exercisable six months from May 8, 2009 and expire two years from May 8, 2009.  We also issued an aggregate of 200,000 shares of the Company’s Common Stock with Mr. Lampson receiving 180,000 shares and Mr. Rettig receiving 20,000 shares of the Company’s Common Stock.  We estimated the fair value of the Common Stock and Warrants to be approximately $476,000 and $190,000, respectively.  The fair value of the Common Stock and Warrants was recorded as a debt discount and is being amortized over the term of the loan as interest expense – financing fees.  Debt discount amortized as of March 31, 2010 totaled approximately $299,000.

The promissory note also includes an embedded Put Option (“Put”) that can be exercised upon default, whereby the lender has the option to receive a cash payment equal to the amount of the unpaid principal balance plus all accrued and unpaid interest, or the number of whole shares of our Common Stock equal to the outstanding principal balance.  The maximum number of payoff shares is restricted to less than 20% of the outstanding equity.  We concluded that the Put should have been bifurcated at inception; however, the Put Option had and continues to have nominal value as of March 31, 2010.  We will continue to monitor the fair value of the Put on a regular basis.

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

The Louisiana Department of Environmental Quality (“LDEQ”) has collected approximately $8,400,000 to date for the remediation of the site (Perma-Fix subsidiaries have not been required to contribute any of the $8,400,000) and has completed removal of above ground waste from the site, with approximately $5,000,000 remaining in this fund held by the LDEQ.  The EPA’s unofficial estimate to complete remediation of the site is between $9,000,000 and $12,000,000, including work performed by LDEQ to date; however, based on preliminary outside consulting work hired by the PRP group, which we are a party to, the remediation costs could be below EPA’s estimation.  During 2009, a site assessment was conducted and paid for by the PRP group, which was exclusive of the $8,400,000.  No unexpected issues were identified during the assessment.  Collections from small contributors have also begun for remediation of this site.  Remediation activities going forward will be funded by LDEQ, until those funds are exhausted, at which time, any additional requirements, if needed, will be funded from the small contributors.  Once funds from the small contributors are exhausted, if additional funds are required, they will be provided by the members of the PRP group.  As part of the PRP Group, we paid an initial assessment of $10,000, which was allocated among the facilities. In addition, we accrued approximately $27,000 in the third quarter of 2008 for our estimated portion of the cost of the site assessment, which was allocated among the facilities.  As of March 31, 2010, the $27,000 has been paid, of which $9,000 was paid in the first quarter of 2010.    As of the date of this report, we cannot accurately access our ultimate liability.  The Company records its environmental liabilities when they are probable of payment and can be estimated within a reasonable range.  Since this contingency currently does not meet this criteria, a liability has not been established.

Industrial Segment Divested Facilities/Operations
As previously disclosed, our subsidiary, Perma-Fix Treatment Services, Inc. (“PFTS”), sold substantially all of its assets in May 2008, pursuant to an Asset Purchase Agreement, as amended (“Agreement”).  Under the Agreement, the buyer assumed certain debts and obligations of PFTS.  We have sued the buyer of the PFTS assets regarding certain liabilities which we believe the buyer assumed and agreed to pay under the Agreement but which the buyer has refused to pay.  The buyer has filed a counterclaim against us and is alleging that PFTS made certain misrepresentations and failed to disclose certain liabilities.  The pending litigation is styled American Environmental Landfill, Inc. v. Perma-Fix Environmental Services, Inc. v. A Clean Environment, Inc., Case No. CJ-2008-659, pending in the District Court of Osage County, State of Oklahoma.  This matter was ordered to arbitration, which was heard in April 2010.  We are waiting on the decision of the arbitrator.

Earn-Out Amount – Perma-Fix Northwest, Inc. (“PFNWR”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”)
In connection with the acquisition of PFNW and PFNWR in June 2007, we are required to pay to those former shareholders of PFNW immediately prior to our acquisition, which includes Robert L. Ferguson who resigned as a member of our Board of Director effective February 27, 2010, an earn-out amount upon meeting certain conditions for each fiscal year ending June 30, 2008, to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended (“Agreement”) (See Note 11 – “Related Party Transaction” for information regarding Mr. Ferguson).  Under the Agreement, the earn-out amount to be paid for any particular fiscal year is to be an amount equal to 10% of the amount that the revenues for our nuclear business (as defined) for such fiscal year exceeds the budgeted amount of revenues for our nuclear business for that particular period.  No earn-out was required to be paid for fiscal 2008 and we paid $734,000 in earn out for the fiscal 2009 in the third quarter of 2009.  Pursuant to the Agreement, any indemnification obligations payable to the Company by Nuvotec (n/k/a “PFNW”), PEcoS (n/k/a “PFNWR”), and the former shareholders will be deducted (“Offset Amount”) from any earn-out amounts payable by the Company for the fiscal year ending June 30, 2010, and June 30, 2011.  The Offset Amount for the twelve month period ending June 30, 2010 will include the sum of approximately $93,000, of which approximately $60,000 represents excise tax assessment issued by the State of Washington for the annual period 2005 to 2007, with the remaining representing a refund request from a PEcoS customer in connection with service for waste treatment prior to our acquisition of PFNWR and PFNW.  The Company may elect to pay any future earn-out amounts in excess of $1,000,000 after the Offset Amount, for each fiscal year ended June 30, 2010, and 2011 by means of a three year unsecured promissory note bearing an annual rate of 6.0%, payable in 36 equal monthly installments due on the 15th day of each months.  As of March 31, 2010, we have determined that approximately $541,000 has been earned for the earn-out amount for fiscal year ending June 30, 2010; accordingly, we recorded this amount as an increase to goodwill for PFNWR, with an increase to accrued expense payable of $448,000 and a reduction to receivable of $93,000, which represents the Offset Amount previously recorded.

Insurance
In June 2003, we entered into a 25-year finite risk insurance policy with Chartis, a subsidiary of American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure.  Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations.  The policy provided an initial maximum $35,000,000 of financial assurance coverage and has available capacity to allow for annual inflation and other performance and surety bond requirements.  Our initial finite risk insurance policy required an upfront payment of $4,000,000, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account.  We are required to make seven annual installments, as amended, of $1,004,000, of which $991,000 is to be deposited in the sinking fund account, with the remaining $13,000 represents a terrorism premium.  In addition, we are required to make a final payment of $2,008,000, of which $1,982,000 is to be deposited in the sinking fund account, with the remaining $26,000 represents a terrorism premium.  In February 2010, we paid our seventh of the eight required remaining payments.  In March 2009, we increased our maximum allowable policy coverage from $35,000,000 to $39,000,000 in order for our Diversified Scientific Services, Inc. (“DSSI”) facility to receive and process Polychlorinated Biphenyls (“PCBs”) wastes. Payment for this policy increase requires a total payment of approximately $5,219,000, consisting of an upfront payment of $2,000,000 made on March 6, 2009, of which approximately $1,655,000 was deposited into a sinking fund account, with the remaining representing fee payable to Chartis.  In addition, we are required to make three yearly payments of approximately $1,073,000 payable starting December 31, 2009, of which $888,000 is be deposited into a sinking fund account, with the remaining to represent fee payable to Chartis.  In February 2010, we paid our first of the three $1,073,000 required payments.

As of March 31, 2010, our total financial coverage amount under this policy totaled $36,345,000.  We have recorded $11,532,000 in our sinking fund related to the policy noted above on the balance sheet, which includes interest earned of $819,000 on the sinking fund as of March 31, 2010.  Interest income for the three months ended March 31, 2010, was approximately $14,000.  On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract.  If we so elect, the Insurer is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with Chartis.  The policy provides an initial $7,800,000 of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8,200,000.  The policy will renew automatically on an annual basis at the end of the four year term and will not be subject to any renewal fees.  The policy requires total payment of $7,158,000, consisting of an initial payment of $1,363,000, and two annual payments of $1,520,000, payable by July 31, 2008 and July 31, 2009, and an additional $2,755,000 payment to be made in five quarterly payments of $551,000 beginning September 2007.  In July 2007, we paid the initial payment of $1,363,000, of which $1,106,000 represented premium on the policy and the remaining was deposited into a sinking fund account.  We have made each of the annual payments of $1,520,000, of which $1,344,000 was deposited into a sinking fund account and the remaining represented premium.   We have also made all of the five quarterly payments which were deposited into a sinking fund.  As of March 31, 2010, we have recorded $5,847,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $148,000 on the sinking fund as of March 31, 2010.  Interest income for the three months ended March 31, 2010 totaled $7,000.

8.      Discontinued Operations

Our discontinued operations encompass our Perma-Fix of Maryland, Inc. (“PFMD”), Perma-Fix of Dayton, Inc. (“PFD”), and Perma-Fix Treatment Services, Inc. (“PFTS”) facilities within our Industrial Segment, which we completed the sale of substantially all of the assets on January 8, 2008, March 14, 2008, and May 30, 2008, respectively.  Our discontinued operations also includes three previously shut down locations, Perma-Fix of Pittsburgh, Inc. (“PFP”), Perma-Fix of Michigan, Inc. (“PFMI”), and Perma-Fix of Memphis, Inc. (“PFM”), which were approved as discontinued operations by our Board of Directors effective November 8, 2005, October 4, 2004, and March 12, 1998, respectively.

Our Perma-Fix of Memphis, Inc. facility was reclassed back into discontinued operations from continuing operations in the fourth quarter of 2009.  As noted above, PFM was approved as a discontinued operation by our Board on March 12, 1998.  This decision was the result of an explosion at the facility in 1997, which significantly disrupted its operations and the high costs required to rebuild its operations.  PFM had been reported as a discontinued operation until 2001.  In 2001, the facility was reclassified back into continuing operations as we had no other facilities classified as discontinued operations and its impact on our financial statements was de minimis.  As the result of the reclassification of PFM back into discontinued operations in the fourth quarter of 2009, the accompanying condensed financial statements have been restated for all periods presented to reflect the reclassification of PFM as discontinued operations.

The following table summarizes the results of discontinued operations for the three months ended March 31, 2010, and 2009.  The operating results of discontinued operations are included in our Consolidated Statements of Operations as part of our “(Loss) income from discontinued operations, net of taxes”.

	Three Months Ended
	March 31,
(Amounts in Thousands)	2010	2009
Net revenues	$—	$—
Interest expense	(16)	(20)
(Loss) income from discontinued operations (1)	(142)	299

(1) Net of taxes of $0 for each period noted.

Our “loss from discontinued operations, net of taxes”, for the three months ended March 31, 2010, included a gain of approximately $23,000 from the sale of a piece of idle equipment at PFP.  We received proceeds of $37,000 from this sale.  Our “income from discontinued operations, net of taxes” for the three months ended March 31, 2009, included a recovery of approximately $400,000 in closure cost for PFTS resulting from the release of our financial assurance bond for PFTS by the appropriate regulatory authority after the buyer of PFTS acquired its financial assurance.

Assets and liabilities related to discontinued operations total $805,000 and $2,253,000 as of March 31, 2010, respectively and $825,000 and $2,426,000 as of December 31, 2009, respectively.

The following table presents the Industrial Segment’s major class of asset of discontinued operations that is classified as held for sale as of March 31, 2010 and December 31, 2009.  No liabilities of discontinued operations are held for sale.  The held for sale asset balance as of December 31, 2009 may differ from the respective balance at closing:

	March 31,	December 31,
(Amounts in Thousands)	2010	2009

Property, plant and equipment, net (1)	637	651
Total assets held for sale	$637	$651

(1) net of accumulated depreciation of $10,000 and $13,000 as of March 31, 2010, and December 31, 2009, respectively.

The following table presents the Industrial Segment’s major classes of assets and liabilities of discontinued operations that are not held for sale as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
(Amounts in Thousands)	2010	2009

Other assets	$168	$174
Total assets of discontinued operations	$168	$174
Account payable	$21	$1
Accrued expenses and other liabilities	1,449	1,508
Deferred revenue	—	—
Environmental liabilities	783	917
Total liabilities of discontinued operations	$2,253	$2,426

The environmental liabilities for our discontinued operations consist of remediation projects currently in progress at PFMI, PFM, and PFD.  These remediation projects principally entail the removal/remediation of contaminated soil, and in some cases, the remediation of surrounding ground water.  All of the remedial clean-up projects were an issue for years prior to our acquisition of the facility and were recognized pursuant to a business combination and recorded as part of the purchase price allocation to assets acquired and liabilities assumed.  The environmental liability for PFD was retained by the Company upon the sale of PFD in March 2008 and pertains to the remediation of a leased property which was separate and apart from the property on which PFD’s facility was located.  The reduction of approximately $134,000 in environmental liabilities from the December 31, 2009 balance of $917,000 was payments made on remediation projects.

“Accrued expenses and other liabilities” for our discontinued operations include a pension payable at PFMI of $882,000 as of March 31, 2010.  The pension plan withdrawal liability is a result of the termination of the union employees of PFMI.  The PFMI union employees participated in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST.  The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period.  This obligation is recorded as a long-term liability, with a current portion of $199,000 that we expect to pay over the next year.

9.      Operating Segments

Pursuant to ASC 280, “Segment Reporting”, we define an operating segment as a business activity:

•	from which we may earn revenue and incur expenses;

•	whose operating results are regularly reviewed by the Chief Executive Officer to make decisions about resources to be allocated to the segment and assess its performance; and

•	for which discrete financial information is available.

We currently have three operating segments, which are defined as each business line that we operate.  This however, excludes corporate headquarters, which does not generate revenue, and our discontinued operations, which include certain facilities within our Industrial Segment (See “Note 8 – Discontinued Operations” to “Notes to Consolidated Financial Statements”).

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

The table below presents certain financial information of our operating segment as of and for the three months ended March 31, 2010 and 2009 (in thousands).

Segment Reporting for the Quarter Ended March 31, 2010

	Nuclear		Engineering	Industrial	Segments Total	Corporate (2)		Consolidated Total
Revenue from external customers	$22,892	(3)	$675	$2,292	$25,859	$—		$25,859
Intercompany revenues	790		216	152	1,158	—		1,158
Gross profit	4,637		160	595	5,392	—		5,392
Interest income	—		—	—	—	21		21
Interest expense	42		1	1	44	176		220
Interest expense-financing fees	—		—	—	—	102		102
Depreciation and amortization	1,052		8	71	1,131	5		1,136
Segment profit (loss)	2,407		38	190	2,635	(1,855)		780
Segment assets (1)	96,525		2,008	5,888	104,421	24,344	(4)	128,765
Expenditures for segment assets	139		—	210	349	18		367
Total long-term debt	1,956		21	88	2,065	13,164	(5)	15,229

Segment Reporting for the Quarter Ended March 31, 2009

	Nuclear		Engineering	Industrial	Segments Total	Corporate (2)		Consolidated Total
Revenue from external customers	$19,114	(3)	$779	$2,109	$22,002	$—		$22,002
Intercompany revenues	751		170	188	1,109	—		1,109
Gross profit	3,946		211	456	4,613	—		4,613
Interest income	—		—	—	—	51		51
Interest expense	360		1	5	366	181		547
Interest expense-financing fees	—		—	—	—	13		13
Depreciation and amortization	1,056		10	103	1,169	11		1,180
Segment profit (loss)	1,754		86	54	1,894	(1,645)		249
Segment assets (1)	98,377		2,152	5,431	105,960	19,481	(4)	125,441
Expenditures for segment assets	252		—	49	301	3		304
Total long-term debt	2,802		27	144	2,973	15,934		18,907

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)	Amounts reflect the activity for corporate headquarters not included in the segment information.

(3)
The consolidated revenues within the Nuclear Segment include the CH Plateau Remediation Company (“CHPRC”) revenue of $11,725,000 or 45.4% and $10,748,000 or 48.8% of our total consolidated revenue for the quarter ended March 31, 2010 and March 31, 2009, respectively.  Our M&EC facility was awarded a subcontract by CH Plateau Remediation Company (“CHPRC”), a general contractor to the Department of Energy (“DOE”), in the second quarter of 2008.  See “Known Trends and Uncertainties – Significant Customers” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of CHPRC.

(4)	Amount includes assets from discontinued operations of $805,000 and $711,000 as of March 31, 2010 and 2009, respectively.

(5)
Net of debt discount recorded ($666,000) and amortized ($299,000) based on the estimated fair value of two Warrants and 200,000 shares of the Company’s Common Stock issued on May 8, 2009 in connection with a $3,000,000 promissory note entered into by the Company and Mr. William Lampson and Mr. Diehl Rettig.  See “Note 6 – Long Term Debt – Promissory Note and Installment Agreement” for additional information.

10.  Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

The Company’s effective tax rates were approximately 35.8% and 3.5% for the three months ended March 31, 2010 and 2009, respectively.  The higher income tax for the three months ended March 31, 2010, as compared to the corresponding period of 2009, was primarily the result of income tax benefits previously recognized by the Company in the fourth quarter of 2009 related to federal and state net operating loss (NOL) carryforwards that the Company is expected to realize in 2010 through utilization against projected 2010 federal and state taxable income.  The higher effective tax rate was also due to higher state taxes resulting from full utilization of state NOLs at one of our nuclear facilities in 2009.

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

11.  Related Party Transactions

Mr. Robert L. Ferguson
Mr. Robert Ferguson, was nominated to serve as a Director in connection with the closing of the acquisition by the Company of Nuvotec (n/k/a Perma-Fix Northwest, Inc. (“PFNW”)) and its wholly owned subsidiary, Pacific EcoSolutions, Inc. (“PEcoS”) (n/k/a Perma-Fix Northwest Richland, Inc. (“PFNWR”)) in June 2007 and subsequently elected as a Director at our Annual Meeting of Shareholders held in August 2007 and each Annual Meeting of Shareholders since August 2007.  At the time of the acquisition, Mr. Ferguson was the Chairman, Chief Executive Officer, and individually or through entities controlled by him, the owner of approximately 21.29% of Nuvotec’s outstanding Common Stock.  See Note 6 “Long Term Debt – Promissory Note and Installment Agreement” and Note 7 “Commitments and Contingencies – Earn-Out Amount – PFNW and PFNWR” for a discussion of Mr. Ferguson’s interest in the consideration paid and to be paid by us in connection with our acquisition of PFNWR and PFNWR.  Effective February 27, 2010, Mr. Ferguson resigned as a member of our Board of Directors.

12.  Subsequent Event

On April 28, 2010, our Compensation Committee and the Board of Directors approved the 2010 Stock Option Plan (“2010 Option Plan), which only will become effective upon the approval of a majority of the Company’s shares present in person or represented by proxy and entitled to vote at the Company’s Annual Meeting of Stockholders, which is to be held in late July 2010.  The 2010 Option Plan authorizes an aggregate grant of 1,000,000 non-qualified and incentive stock options to officers and employees (including an employee who is a member of the Board of Directors) of the Company for the purchase of up to 1,000,000 shares of the Company’s Common Stock.  The term of each stock option granted will be fixed by the Compensation Committee, but no stock option will be exercisable more than ten years after the grant date, or in the case of an incentive stock option granted to a 10% stockholder, five years after the grant date.  The exercise price of any incentive stock option granted under the 2010 Option Plan to an individual who is not a 10% stockholder at the time of the grant will not be less than the fair market value of the shares at the time of the grant, and the exercise price of any incentive stock option granted to a 10% stockholder shall not be less than 110% of the fair market value at the time of grant.  The exercise price of any non-qualified stock options granted under the 2010 Stock Plan will not be less than the fair market value of the shares at the time of grant.

Currently, the Company has only 150,999 options remaining available for issuance under the Company’s 2004 Stock Plan.  The Board of Director believes that the 2010 Option Plan will serve 1) to enhance the Company’s ability to attract, retain, and reward qualified employees, and 2) to provide incentive for such employees to render outstanding service to the Company and its stockholders.

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

•	cash flow from operations and our available liquidity from our line of credit are sufficient to service our current obligations;
•	we expect to meet our financial covenants in 2010;
•
we believe government funding made available for DOE project under the government economic stimulus plan in February 2009 should continue to positively impact our existing government contracts within our Nuclear Segment;

•	higher government funding made available through the economic stimulus package (American Recovery and Reinvestment Act) enacted by Congress in 2009, could result in larger fluctuations in 2010;
•
demand for our service will continue to be subject to fluctuations due to a variety of factors beyond our control, including the current economic conditions, and the manner in which the government will be required to spend funding to remediate federal sites;

•
significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flow;

•
with much of our Nuclear Segment customer base being government or prime contractors treating government waste, we do not believe economic upturns or downturns have a significant impact on the demand for our services;

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

•
we make every reasonable attempt to maintain complete compliance with these regulations; however, even with a diligent commitment, we, along with many of our competitors, may be required to pay fines for violations or investigate and potentially remediate our waste management facilities;

•	ability to generate funds internally to remediate sites;
•	ability to fund budgeted capital expenditures of $2,000,000 during 2010 through our operations or lease financing or a combination of both;
•	we believe full operations under the CHPRC subcontract will result in revenues for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year base period;
•	in the event of failure of AIG, this could significantly impact our operations and our permits;
•
although we have seen smaller fluctuation in government receipts between quarters in recent years, nevertheless, as government spending is contingent upon its annual budget and allocation of funding, we cannot provide assurance that we will not have larger fluctuations in the quarters in the near future;

•
our inability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor) could have a material adverse effect on our operations and financial condition;

•	we believe we maintain insurance coverage adequate for our needs and which is similar to, or greater than the coverage maintained by other companies of our size in the industry;
•
due to the continued uncertainty in the economy, changes within the environmental insurance market, and the financial difficulties of AIG, whose subsidiary Chartis, is the provider of our financial assurance policies, we have no guarantees as to continued coverage by Chartis, that we will be able to obtain similar insurance in future years, or that the cost of such insurance will not increase materially;

•
as there are limited disposal sites available to us, a change in the number of available sites or an increase or decrease in demand for the existing disposal areas could significantly affect the actual disposal costs either positively or negatively;

•	pending legislative and regulatory proposals which address greenhouse gas emissions, if and when enacted, could increase costs associated with our operations;
•	expect treatment/processing unit will be back on-line in mid-May; and
•	We do not expect ASU 2010-6 to have a material impact on our consolidated financial statements;

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

•	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
•	potential increases in equipment, maintenance, operating or labor costs;
•	management retention and development;
•	financial valuation of intangible assets is substantially more/less than expected;
•	the requirement to use internally generated funds for purposes not presently anticipated;
•	inability to continue to be profitable on an annualized basis;
•	the inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
•	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
•	renegotiation of contracts involving the federal government;
•	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;
•	Risk Factors contained in Item 1A of our 2009 Form 10-K; and
•	factors set forth in “Special Note Regarding Forward-Looking Statements” contained in our 2009 Form 10-K.

The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview
We provide services through three reportable operating segments: Nuclear Waste Management Services Segment (“Nuclear Segment”), Industrial Waste Management Services Segment (“Industrial Segment”), and Consulting Engineering Services Segment (“Engineering Segment”).   The Nuclear Segment provides treatment, storage, processing and disposal services of mixed waste (waste containing both hazardous and low-level radioactive materials) and low-level radioactive wastes, including research, development and on-site and off-site of mixed and low-level radioactive waste remediation.  Our Industrial Segment provides on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial waste and wastewater, in addition to the sales of used oil and other off-specification petroleum-based products.  Our Engineering Segment provides a wide variety of environmental related consulting and engineering services to both industry and government.  These services include oversight management of environmental restoration projects, air, soil, and water sampling, compliance reporting, emission reduction strategies, compliance auditing, and various compliance and training activities.

The first quarter of 2010 reflected a revenue increase of $3,857,000 to $25,859,000 or 17.5% from revenue of $22,002,000 for the same period of 2009.  Within our Nuclear Segment, we generated revenue of $22,892,000 in the first quarter of 2010, an increase of $3,778,000 or 19.8% from the corresponding period of 2009.  Of the $3,778,000 increase in revenue, approximately $2,508,000 was attributed to the increase in revenue generated from the subcontract awarded to our M&EC subsidiary by CH Plateau Remediation Company (“CHPRC”), a general contractor to the Department of Energy (“DOE”), in the second quarter of 2008, to perform a portion of facility operations and waste management activities for the DOE Hanford Site.  The remaining increase was attributed to higher priced waste, which was partially offset by lower volume.  This reduction in waste volume was impacted by the shut down of a treatment/processing unit resulting from enhancements being made to the unit.  We expect this unit will be back on-line in mid-May.  Our Industrial Segment generated $2,292,000 in revenue in the quarter ended March 31, 2010, as compared to $2,109,000 for the corresponding period of 2009, or 8.7% increase.  The increase was primarily the result of better pricing in field services, in addition to volume increases in certain other waste streams.  This increase was offset by lower oil sales revenue from reduction in both volume and average pricing per gallon.  Revenue for the first quarter of 2010 from the Engineering Segment decreased $104,000 or 13.4% to $675,000 from $779,000 for the same period of 2009.

The first quarter 2010 gross profit increased $779,000 or 16.9% from the corresponding period of 2009 due primarily to the increase in revenue at our Nuclear and Industrial Segments.

SG&A for the first quarter of 2010 increased slightly by 0.5% to $3,878,000 from $3,859,000 for the corresponding period of 2009.

Our working capital position at March 31, 2010 increased to $3,881,000 from a working capital of $1,840,000 as of December 31, 2009.

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

Results of Operations
The reporting of financial results and pertinent discussions are tailored to three reportable segments: Nuclear, Industrial, and Engineering.

	Three Months Ended March 31,
Consolidated (amounts in thousands)	2010	%	2009	%
Net revenues	$25,859	100.0	$22,002	100.0
Cost of good sold	20,467	79.1	17,389	79.0
Gross profit	5,392	20.9	4,613	21.0
Selling, general and administrative	3,878	15.0	3,859	17.5
Loss (gain) on disposal of property and equipment	2	—	(12)	—
Income from operations	$1,512	5.9	$766	3.5
Interest income	21	—	51	.2
Interest expense	(220)	(.8)	(547)	(2.5)
Interest expense-financing fees	(102)	(.4)	(13)	—
Other	5	—	1	—
Income from continuing operations before taxes	1,216	4.7	258	1.2
Income tax expense	436	1.7	9	—
Income from continuing operations	780	3.0	249	1.2

Summary – Three Months Ended March 31, 2010 and 2009

Consolidated revenues increased $3,857,000 for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, as follows:

(In thousands)	2010	% Revenue	2009	% Revenue	Change	% Change
Nuclear
Government waste	$7,733	29.9	$4,678	21.3	$3,055	65.3
Hazardous/Non-hazardous	891	3.4	958	4.4	(67)	(7.0)
Other nuclear waste	2,543	9.8	2,730	12.4	(187)	(6.8)
CHPRC	11,725	45.4	10,748	48.8	977	9.1
Total	22,892	88.5	19,114	86.9	3,778	19.8

Industrial
Commercial	$1,552	6.0	$1,228	5.6	$324	26.4
Government services	169	0.7	127	0.6	42	33.1
Oil Sales	571	2.2	754	3.4	(183)	(24.3)
Total	2,292	8.9	2,109	9.6	183	8.7

Engineering	675	2.6	779	3.5	(104)	(13.4)

Total	$25,859	100.0	$22,002	100.0	$3,857	17.5

Net Revenue
The Nuclear Segment realized revenue growth of $3,778,000 or 19.8% for the three months ended March 31, 2010 over the same period in 2009.  Revenue from CH Plateau Remediation Company (“CHPRC”) totaled $11,725,000 or 45.4% and $10,748,000 or 41.7% of our total revenue from continuing operations for the three months ended March 31, 2010, and 2009, respectively.  Revenue from CHPRC included approximately $10,046,000 and $7,538,000 generated for the first quarter of 2010 and 2009, respectively, from the subcontract awarded by CHPRC in the second quarter of 2008, to our M&EC subsidiary to perform a portion of facility operations and waste management activities for the DOE Hanford, Washington Site .  This subcontract (“CHPRC subcontract”) is a cost plus award fee subcontract.  The increase of $2,508,000 or 33.3% from this subcontract was primarily due to increase in labor hours from increased headcount working under this subcontract.  Remaining revenue generated from CHPRC of approximately $1,679,000 and $3,210,000 for the first quarter of 2010 and the corresponding period of 2009, respectively, was from three existing waste processing contracts we have with CHPRC.  Revenue from government generators (which includes revenue generated from the three waste processing contracts from CHRPC noted above) increased by total of $1,524,000 or 19.3% due primarily to higher priced waste, which was partially offset by volume reduction.  Revenue from hazardous and non-hazardous waste was down $67,000 or 7.0% primarily due to a reduction in volume of approximately 24.7%, which was partially offset by higher average pricing increase of 10.4%.  Other nuclear waste revenue decreased approximately $187,000 or 6.8% primarily due to lower priced waste.  Revenue from our Industrial Segment increased $183,000 or 8.7% due primarily to higher waste volume and better pricing from field service work.  Oil sales revenue continued to be lower resulting from both decreased volume and average price per gallon of 11.7% and 14.1%, respectively.  Revenue in our Engineering Segment decreased approximately $104,000 or 13.4% due primarily to decreased billable hours of 10.4% with average billing rate remaining flat.

Cost of Goods Sold
Cost of goods sold increased $3,078,000 for the quarter ended March 31, 2010, compared to the quarter ended March 31, 2009, as follows:

(In thousands)	2010	% Revenue	2009	% Revenue	Change
Nuclear	$18,255	79.7	$15,168	79.4	$3,087
Industrial	1,697	74.0	1,653	78.4	44
Engineering	515	76.3	568	72.9	(53)
Total	$20,467	79.1	$17,389	79.0	3,078

The Nuclear Segment’s costs of goods sold for the three months ended March 31, 2010 were up $3,087,000 or 20.4% from the corresponding period of 2009.  The cost of goods sold within our Nuclear Segment includes approximately $8,142,000 and $6,026,000 in cost of goods sold for the first quarter of 2010 and 2009, respectively, related to the CHPRC subcontract.  This increase of $2,116,000 or 35.1% was consistent with the increase in revenue for the CHPRC subcontract.  Excluding the cost of goods sold of the CHPRC subcontract, the Nuclear Segment costs increased approximately $971,000 or 10.6%, throughout various categories due primarily to the increase in revenue.  In the Industrial Segment, cost of goods sold increased $44,000 or 2.7% due primarily to increases in disposal/transportation, regulatory, and outside service costs, which was offset by lower material/supplies and general costs.  However, cost as a percentage of revenue decreased by approximately 4.4% due to revenue mix and our continued effort to reduce costs.  Engineering Segment costs decreased approximately $53,000 or 9.3% due to primarily to reduction in revenue.  Included within cost of goods sold is depreciation and amortization expense of $1,086,000 and $1,123,000 for the three months ended March 31, 2010, and 2009, respectively.

Gross Profit
Gross profit for the quarter ended March 31, 2010 increased $779,000 over 2009, as follows:

(In thousands)	2010	% Revenue	2009	% Revenue	Change
Nuclear	$4,637	20.3	$3,946	20.6	$691
Industrial	595	26.0	456	21.6	139
Engineering	160	23.7	211	27.1	(51)
Total	$5,392	20.9	$4,613	21.0	779

The Nuclear Segment gross profit increased $691,000 or 17.5% in the first quarter of 2010 from the corresponding period of 2009.  The Nuclear gross profit included $1,904,000 and $1,512,000 in gross profit for the first quarter of 2010 and 2009, respectively, for the CHPRC subcontract.  Gross margin on the CHPRC subcontract was approximately 19.0% and 20.1% for first quarter of 2010 and 2009, respectively, which was in accordance with the contract fee provisions.  Excluding the gross profit of the CHPRC subcontract, Nuclear Segment gross profit increased approximately $299,000 or approximately 12.3% due to the increase in revenue.  However, gross margin increased slightly by approximately 0.3% due to revenue mix and the impact of volume reduction.  In the Industrial Segment, gross profit increased approximately $139,000 or 30.5%.  Gross margin increased to 26.0% in the first quarter of 2010 as compared to 21.6% in the corresponding period of 2009 due to revenue mix and our cost cutting efforts.   The decrease in gross profit in the Engineering Segment was due primarily to lower revenue resulting from decreased billable hours.

Selling, General and Administrative
Selling, general and administrative ("SG&A") expenses increased $19,000 for the three months ended March 31, 2010, as compared to the corresponding period for 2009, as follows:

(In thousands)	2010	% Revenue	2009	% Revenue	Change
Administrative	$1,598	—	$1,503	—	$95
Nuclear	1,787	7.8	1,827	9.6	(40)
Industrial	373	16.3	406	19.3	(33)
Engineering	120	17.8	123	15.8	(3)
Total	$3,878	15.0	$3,859	17.5	$19

Our SG&A in the first quarter of 2010 increased slightly by $19,000 or 0.5% over the corresponding period of 2009.  The increase in administrative SG&A was the result of higher outside service expense relating to corporate business matters, consulting initiatives, and information technology issues, in addition to higher payroll related costs.  The higher expense was partially offset by lower bonus, lower stock option expense from forfeiture, and overall lower general expenses.  Nuclear Segment SG&A was down approximately $40,000 or 2.2%. This decrease was attributed mainly to lower payroll related expenses, lower bonus/commission expense, and lower bad debt expense.  This decrease was partially offset by increase in outside service expense related to business development/consulting.  The decrease in SG&A in the Industrial Segment was primarily due to lower bad debt expense, lower outside service expense, and lower general expense as we continue our efforts to reduce costs within the segment.  This reduction was partially offset by higher commission resulting from higher revenue.  The Engineering Segment’s SG&A expense decreased approximately $3,000 in the first quarter of 2010 as compared to the corresponding period of 2009 due primarily to lower overall general expenses due to cost cutting efforts, which was partially offset by higher bad debt expense.  Included in SG&A expenses is depreciation and amortization expense of $50,000 and $57,000 for the three months ended March 31, 2010, and 2009, respectively.

Interest Expense
Interest expense decreased approximately $327,000 for the quarter ended March 31, 2010, as compared to the corresponding period of 2009

(In thousands)	2010	2009	Change
PNC interest	$127	$162	$(35)
Other	93	385	(292)
Total	$220	$547	$(327)

The decrease in interest expense in the first quarter of 2010 as compared to the corresponding period in 2009 was due primarily to lower interest on our revolver and term note resulting from lower average balances and lower interest rate from an amendment entered into with PNC on January 25, 2010 (see “Liquidity and Capital Resources of the Company - Financing Activities” for information regarding this Amendment).  In addition, we incurred lower interest expense resulting from payoff of the PDC note in May 2009 at our M&EC facility.  In addition, interest expense related to certain vendor invoices in the first quarter of 2010 was lower as compared to the corresponding period of 2009.

Interest Expense - Financing Fees
Interest expense-financing fees increased approximately $89,000 for the three months ended March 31, 2010 as compared to the corresponding period of 2009 due primarily to debt discount amortized as financing fees in connection with the issuance of 200,000 shares of the Company’s Common Stock and two Warrants for purchase up to 150,000 shares of the Company’s Common Stock as consideration for the Company receiving a $3,000,000 loan from Mr. William Lampson and Mr. Diehl Rettig in May 2009.

Interest Income
Interest income decreased approximately $30,000 for the three months ended March 31, 2010, as compared to the corresponding period of 2009.  This decrease is primarily the result of lower interest earned on the finite risk sinking fund due to lower interest rate.

Income Tax Expense
Income tax expense for continuing operations was $436,000 for the three months ended March 31, 2010, as compared to $9,000 for the corresponding period of 2009.  The Company’s effective tax rates were approximately 35.8% and 3.5% for the three months ended March 31, 2010 and 2009, respectively.  The higher income tax for the three months ended March 31, 2010, as compared to the corresponding period of 2009, was primarily the result of income tax benefits previously recognized by the Company in the fourth quarter of 2009 related to federal and state net operating loss (NOL) carryforwards that the Company is expected to realize in 2010 through utilization against projected 2010 federal and state taxable income.  The higher effective tax rate was also due to higher state taxes resulting from full utilization of state NOLs at one of our nuclear facilities in 2009.

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

We had net loss of $142,000 and net income $299,000 for our discontinued operations for the three months ended March 31, 2010 and 2009, respectively.  Our “loss from discontinued operations, net of taxes”, for the three months ended March 31, 2010, included a gain of approximately $23,000 from the sale of a piece of idle equipment at PFP.  We received proceeds of $37,000 from this sale.  Our “income from discontinued operations, net of taxes” for the three months ended March 31, 2009, included a recovery of approximately $400,000 in closure cost for PFTS resulting from the release of our financial assurance bond for PFTS by the appropriate regulatory authority after the buyer of PFTS acquired its financial assurance.

Assets and liabilities related to discontinued operations total $805,000 and $2,253,000 as of March 31, 2010, respectively and $825,000 and $2,426,000 as of December 31, 2009, respectively.

Liabilities within our discontinued operations include a pension payable at PFMI of $882,000 as of March 31, 2010.  The pension plan withdrawal liability is a result of the termination of the union employees of PFMI.  The PFMI union employees participated in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST.  The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period.  This obligation is recorded as a long-term liability, with a current portion of $199,000 that we expect to pay over the next year.

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

At March 31, 2010, we had cash of $97,000.  The following table reflects the cash flow activities during the first quarter of 2010.

(In thousands)	2010
Cash used in continuing operations	$(1,392)
Cash used in discontinued operations	(332)
Cash used in investing activities of continuing operations	(2,266)
Cash provided by investing activities of discontinued operations	37
Cash provided by financing activities of continuing operations	3,909
Decrease in cash	$(44)

We are in a net borrowing position and therefore attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense.  We utilize a centralized cash management system, which include a remittance lock box and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility or the Money Market account, if applicable.  The cash balance at March 31, 2010, primarily represents minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities
Accounts Receivable, net of allowances for doubtful accounts, totaled $13,333,000, an increase of $192,000 over the December 31, 2009, balance of $13,141,000.  The Nuclear Segment experienced an increase of approximately $200,000 due primarily to increase invoicing resulting from increase in revenue.  This increase was offset by our improved collection efforts.  The Industrial Segment also experienced an increase of approximately $144,000 due primarily to increase in revenue.  The Engineering Segment experienced a decrease of approximately $152,000 due mainly to reduction in revenue.

Unbilled receivables are generated by differences between invoicing timing and our performance based methodology used for revenue recognition purposes.  As major processing phases are completed and the costs incurred, we recognize a corresponding percentage of revenue.  We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables.  The timing differences occur for several reasons:  partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal.  These delays usually take several months to complete.  As of March 31, 2010, unbilled receivables totaled $13,623,000, an increase of $1,263,000 from the December 31, 2009, balance of $12,360,000.   The delays in processing invoices, as mentioned above, usually take several months to complete but are normally considered collectible within twelve months.  However, as we now have historical data to review the timing of these delays, we realize that certain issues, including, but not limited to, delays at our third party disposal site, can exacerbate collection of some of these receivables greater than twelve months.  Therefore, we have segregated the unbilled receivables between current and long term.  The current portion of the unbilled receivables as of March 31, 2010 is $10,886,000, an increase of $1,028,000 from the balance of $9,858,000 as of December 31, 2009.  The long term portion as of March 31, 2010 is $2,737,000, an increase of $235,000 from the balance of $2,502,000 as of December 31, 2009.

As of March 31, 2010, total consolidated accounts payable was $4,252,000, a decrease of $675,000 from the December 31, 2009, balance of $4,927,000.  The decrease was due primarily to payments of our vendor invoices using cash generated from our operations.  We continue to negotiate and manage payment terms with our vendors to maximize our cash position throughout all segments.

Accrued Expenses as of March 31, 2010, totaled $7,184,000, an increase of $706,000 over the December 31, 2009, balance of $6,478,000.  Accrued expenses are made up of accrued compensation, interest payable, insurance payable, certain tax accruals, and other miscellaneous accruals.  The increase was primarily due to approximately $448,000 in estimated earn-out payable as of March 31, 2010 for fiscal year ending June 20, 2010 in connection with the acquisition of our PFNWR facility in June 2007 (see “Liquidity and Capital Resources of the Company – Financing Activities” for further information regarding this estimated earn-out).

Our working capital position at March 31, 2010 was $3,881,000, which includes working capital of our discontinued operations, as compared to a working capital of $1,840,000 as of December 31, 2009.  The improvement in our working capital was primarily due to the increase of our receivables, reduction of our unearned revenue, and pay down of our accounts payable.

Investing Activities
Our purchases of capital equipment for the three months period ended March 31, 2010, totaled approximately $367,000.  These expenditures were for improvements to operations primarily within the Nuclear and Industrial Segments.  These capital expenditures were funded by the cash provided by operations. We have budgeted capital expenditures of approximately $2,000,000 for fiscal year 2010 for our segments to expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements.  Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether.  We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount.  The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.   We anticipate funding these capital expenditures by a combination of lease financing and internally generated funds.

In June 2003, we entered into a 25-year finite risk insurance policy with Chartis, a subsidiary of American International Group, Inc. (“AIG”), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure.  Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations.  The policy provided an initial maximum $35,000,000 of financial assurance coverage and has available capacity to allow for annual inflation and other performance and surety bond requirements.  Our initial finite risk insurance policy required an upfront payment of $4,000,000, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account.  We are required to make seven annual installments, as amended, of $1,004,000, of which $991,000 is to be deposited in the sinking fund account, with the remaining $13,000 represents a terrorism premium.  In addition, we are required to make a final payment of $2,008,000, of which $1,982,000 is to be deposited in the sinking fund account, with the remaining $26,000 represents a terrorism premium.  In February 2010, we paid our seventh of the eight required remaining payments.  In March 2009, we increased our maximum allowable policy coverage from $35,000,000 to $39,000,000 in order for our Diversified Scientific Services, Inc. (“DSSI”) facility to receive and process Polychlorinated Biphenyls (“PCBs”) wastes. Payment for this policy increase requires a total payment of approximately $5,219,000, consisting of an upfront payment of $2,000,000 made on March 6, 2009, of which approximately $1,655,000 was deposited into a sinking fund account, with the remaining representing fee payable to Chartis.  In addition, we are required to make three yearly payments of approximately $1,073,000 payable starting December 31, 2009, of which $888,000 is be deposited into a sinking fund account, with the remaining to represent fee payable to Chartis.  In February 2010, we paid our first of the three $1,073,000 required payments.

As of March 31, 2010, our total financial coverage amount under this policy totaled $36,345,000.  We have recorded $11,532,000 in our sinking fund related to the policy noted above on the balance sheet, which includes interest earned of $819,000 on the sinking fund as of March 31, 2010.  Interest income for the three months ended March 31, 2010, was approximately $14,000.  On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract.  If we so elect, the Insurer is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with Chartis.  The policy provides an initial $7,800,000 of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8,200,000.  The policy will renew automatically on an annual basis at the end of the four year term and will not be subject to any renewal fees.  The policy requires total payment of $7,158,000, consisting of an initial payment of $1,363,000, and two annual payments of $1,520,000, payable by July 31, 2008 and July 31, 2009, and an additional $2,755,000 payment to be made in five quarterly payments of $551,000 beginning September 2007.  In July 2007, we paid the initial payment of $1,363,000, of which $1,106,000 represented premium on the policy and the remaining was deposited into a sinking fund account.  We have made each of the annual payments of $1,520,000, of which $1,344,000 was deposited into a sinking fund account and the remaining represented premium.   We have also made all of the five quarterly payments which were deposited into a sinking fund.  As of March 31, 2010, we have recorded $5,847,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $148,000 on the sinking fund as of March 31, 2010.  Interest income for the three months ended March 31, 2010 totaled $7,000.

It has been previously reported that AIG, parent company of Chartis, has experienced financial difficulties and is continuing to experience financial difficulties.  In the event of failure of AIG, this could significantly impact our operations and our permits.

Financing Activities
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Loan Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank, as amended.  The Agreement provided for a term loan ("Term Loan") in the amount of $7,000,000, which requires monthly installments of $83,000.  The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended.  The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary.  As of March 31, 2010, the excess availability under our Revolving Credit was $7,528,000 based on our eligible receivables.

Pursuant to the Loan Agreement, as amended, we may terminate the Loan Agreement upon 90 days’ prior written notice upon payment in full of the obligation.  We agreed to pay PNC 1% of the total financing in the event we pay off our obligations on or prior to August 4, 2009 and 1/2 % of the total financing if we pay off our obligations on or after August 5, 2009, but prior to August 4, 2010.  No early termination fee shall apply if we pay off our obligations after August 5, 2010.

On January 25, 2010, we entered into an Amendment to our PNC Loan Agreement.  This Amendment amended the interest rate to be paid under the LIBOR option.  Under the terms of the Loan Agreement, we are to pay interest on the outstanding balance of the term loan and the revolving line of credit, at our option, based on prime plus 2.5% and 2.0%, respectively, or LIBOR plus 3.5% and 3.0%, respectively.  Under the Loan Agreement prior to this Amendment, the LIBOR option included a 2.5% floor, which limited the minimum interest rates on the term loan and revolving line of credit at 6.0% and 5.5%, respectively.  Under this Amendment, we and PNC agreed to lower the floor on the LIBOR interest rate option by 150 basis points to 1.0%, allowing for minimum interest rate floor under the LIBOR option on the outstanding balances of our term loan and revolving line of credit of 4.5% and 4.0%, respectively.  The prime rate option of prime plus 2.5% and 2.0% in connection with our term loan and revolving line of credit, respectively, was not changed under this Amendment.  All other terms of the Loan Agreement, as amended prior to this Amendment, remain principally unchanged.  As result of this Amendment, the effective rate for our revolving line of credit and Term note was approximately 4.32% and 5.08%, respectively, for the first quarter of 2010, resulting from the combination of the prime rate and LIBOR options.

Our credit facility with PNC Bank contains certain financial covenants, along with customary representations and warranties.  A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility triggering our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit.  We met our financial covenants in each of the quarters in 2009, and we expect to meet our financial covenants in 2010.  The following table illustrates the most significant financial covenants under our credit facility and reflects the quarterly compliance required by the terms of our senior credit facility as of March 31, 2010:

	Quarterly	1st Quarter
(Dollars in thousands)	Requirement	Actual
	(dollares in thousands)	(dollares in thousands)
Senior Credit Facility
Fixed charge coverage ratio	1:25:1	2:72:1
Minimum tangible adjusted net worth	$30,000	$61,900

In conjunction with our acquisition of Perma-Fix Northwest Richland, Inc. (“PFNWR”) and Perma-Fix Northwest, Inc. (“PFNW”), we agreed to pay shareholders of Nuvotec (n/k/a PFNW) that qualified as accredited investors, pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, including Robert Ferguson, who resigned as a member of our Board of Director effective February 27, 2010, $2,500,000, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest is accrued on the outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.  In June 2009, we paid the first principal installment of $833,333, along with accrued interest.  Interest paid as of March 31, 2010 totaled $422,000.  See “Related Party Transaction” in this section for information regarding Mr. Robert Ferguson.

In connection with the acquisition of PFNW and PFNWR in June 2007, we are also required to pay to those former shareholders of PFNW immediately prior to our acquisition, which includes Robert L. Ferguson who resigned as a member of our Board of Director effective February 27, 2010, an earn-out amount upon meeting certain conditions for each fiscal year ending June 30, 2008, to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended (“Agreement”) (See “Related Party Transaction” in this section for information regarding Mr. Ferguson).  Under the Agreement, the earn-out amount to be paid for any particular fiscal year is to be an amount equal to 10% of the amount that the revenues for our nuclear business (as defined) for such fiscal year exceeds the budgeted amount of revenues for our nuclear business for that particular period.  No earn-out was required to be paid for fiscal 2008 and we paid $734,000 in earn out for the fiscal 2009 in the third quarter of 2009.  Pursuant to the Agreement, any indemnification obligations payable to the Company by Nuvotec (n/k/a “PFNW”), PEcoS (n/k/a “PFNWR”), and the former shareholders will be deducted (“Offset Amount”) from any earn-out amounts payable by the Company for the fiscal year ending June 30, 2010, and June 30, 2011.  The Offset Amount for the twelve month period ending June 30, 2010 will include the sum of approximately $93,000, of which approximately $60,000 represents excise tax assessment issued by the State of Washington for the annual period 2005 to 2007, with the remaining representing a refund request from a PEcoS customer in connection with service for waste treatment prior to our acquisition of PFNWR and PFNW.  The Company may elect to pay any future earn-out amounts in excess of $1,000,000 after the Offset Amount, for each fiscal year ended June 30, 2010, and 2011 by means of a three year unsecured promissory note bearing an annual rate of 6.0%, payable in 36 equal monthly installments due on the 15th day of each months.  As of March 31, 2010, we have determined that approximately $541,000 has been earned for the earn-out amount for fiscal year ending June 30, 2010; accordingly, we recorded this amount as an increase to goodwill for PFNWR, with an increase to accrued expense of $448,000 and a reduction to receivable of $93,000, which represents the Offset Amount previously recorded.

On May 8, 2009, the Company entered into a promissory note with William N. Lampson and Diehl Rettig (collectively, the “Lenders”) for $3,000,000.  The Lenders were formerly shareholders of PFNW and PFNWR prior to our acquisition of PFNW and PFNWR and are also stockholders of the Company having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  We used the proceeds of the loan primarily to pay off a promissory note entered into by our M&EC subsidiary with PDC in June 2001, with the remaining funds used for working capital purposes.  The promissory note provides for monthly principal repayment of approximately $87,000 plus accrued interest, starting June 8, 2009, and on the 8th day of each month thereafter, with interest payable at LIBOR plus 4.5%, with LIBOR at least 1.5%.  Any unpaid principal balance along with accrued interest is due May 8, 2011.  We paid approximately $22,000 in closing costs for the promissory note which is being amortized over the terms of the note.  The promissory note may be prepaid at anytime by the Company without penalty.  As consideration of the Company receiving this loan, we issued a Warrant to Mr. Lampson and a Warrant to Mr. Diehl to purchase up to 135,000 and 15,000 shares, respectively, of the Company’s Common Stock at an exercise price of $1.50 per share.  The Warrants are exercisable six months from May 8, 2009 and expire two years from May 8, 2009.  We also issued an aggregate of 200,000 shares of the Company’s Common Stock with Mr. Lampson receiving 180,000 shares and Mr. Rettig receiving 20,000 shares of the Company’s Common Stock.  We estimated the fair value of the Common Stock and Warrants to be approximately $476,000 and $190,000, respectively.  The fair value of the Common Stock and Warrants was recorded as a debt discount and is being amortized over the term of the loan as interest expense – financing fees.  Debt discount amortized as of March 31, 2010 totaled approximately $299,000.

During the three months ended March 31, 2010, we issued an aggregate of 340,000 shares of our Common Stock upon exercise of employee stock options, at exercise prices ranging from $1.25 to $2.19.  An employee used 38,210 shares of personally held Company Common Stock as payment for the exercise of 70,000 options to purchase 70,000 shares of the Company’s Common Stock at $1.25 per share, as permitted under the 1993 Non-Qualified Stock Option Plan.  The 38,210 shares are held as treasury stock.  The cost of the 38,210 shares was determined to be approximately $88,000 in accordance with the Plan.  We received $491,500 in total proceeds from the remaining non-qualified stock option exercise.

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

In summary, we continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions our Segments.  Although there are no assurances, we believe that our cash flows from operations and our available liquidity from our line of credit are sufficient to service the Company’s current obligations.

Contractual Obligations
The following table summarizes our contractual obligations at March 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

		Payments due by period
Contractual Obligations	Total	2010	2011- 2013	2014 - 2015	After 2015
Long-term debt (1)	$15,596	$2,486	$13,091	$19	$—
Interest on fixed rate long-term debt (2)	206	137	69	—	—
Interest on variable rate debt (3)	780	319	461	—	—
Operating leases	2,542	648	1,251	335	308
Finite risk policy (4)	4,154	1,073	3,081	—	—
Pension withdrawal liability (5)	882	134	698	50	—
Environmental contingencies (6)	1,572	504	672	243	153
Earn Out Amount - PFNWR (7)	448	448	—	—	—
Purchase obligations (8)	—	—	—	—	—
Total contractual obligations	$26,180	$5,749	$19,323	$647	$461

(1)
Amount excludes debt discount recorded and amortized of approximately $105,000 for the two Warrants and $262,000 for the 200,000 shares of the Company Stock issued in connection with the $3,000,000 loan between the Company and Mr. William Lampson and Mr. Diehl Rettig.  See “Liquidity and Capital Resources of the Company – Financing Activities” earlier in this Management’s Discussion and Analysis for further discussion on the debt discount.

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

(3)
We have variable interest rates on our Term Loan and Revolving Credit of 2.5% and 2.0% over the prime rate of interest, respectively, or variable interest rates on our Term Loan and Revolving Credit of 3.5% and 3.0%, respectively, over the minimum floor base LIBOR of 1.0%, as amended.  Our calculation of interests on our Term Loan and Revolving Credit was estimated using the more favorable LIBOR option in years 2010 through July 2012.  In addition, we have a $3,000,000 promissory note with Mr. William Lampson and Mr. Diehl Rettig which pays interest at LIBOR plus 4.5%, with LIBOR of at least 1.5%.

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

(7)
In connection with the acquisition of PFNW and PFNWR in June 2007, we are required to pay to those former shareholders of PFNW immediately prior to our acquisition, if certain revenue targets are met, an earn-out amount for each fiscal year ending June 30, 2008, to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended.  No earn-out was required to be paid for fiscal 2008 and we paid $734,000 in earn out for the fiscal 2009 in the third quarter of 2009.  As of March 31, 2010, we have determined that approximately $541,000 in earn-out amount has been earned for the fiscal year ended June 30, 2010.  The amount payable as of March 31, 2010, was approximately $448,000, which was net of a $93,000 Offset Amount, representing indemnification obligations payable to the Company by Nuvotec, PEcoS, and the former shareholders.  See “Liquidity and Capital Resources of the Company - Financing Activities” in this “Management and Discussion and Analysis of Financial Condition and Results of Operations” for further information on the earn-out amount.

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

Revenue Recognition Estimates.  We utilize a performance based methodology for purposes of revenue recognition in our Nuclear Segment.  As we accept more complex waste streams in this segment, the treatment of those waste streams becomes more complicated and time consuming.  We have continued to enhance our waste tracking capabilities and systems, which has enabled us to better match the revenue earned to the processing phases achieved.  The major processing phases are receipt, treatment/processing and shipment/final disposition.  Upon receiving mixed waste we recognize a certain percentage (ranging from 20% to 33%) of revenue as we incur costs for transportation, analytical and labor associated with the receipt of mixed wastes.  As the waste is processed, shipped and disposed of we recognize the remaining revenue and the associated costs of transportation and burial.  The waste streams in our Industrial Segment are much less complicated, and services are rendered shortly after receipt, as such we do not use a performance based methodology in our Industrial segment.  We review and evaluate our revenue recognition estimates and policies on a quarterly basis.  Under our subcontract awarded by CHPRC in 2008, we are reimbursed for costs incurred plus a certain percentage markup for indirect costs, in accordance with contract provision.  Costs incurred on excess of contract funding may be renegotiated for reimbursement.  We also earn a fee based on the approved costs to complete the contract.  We recognize this fee using the proportion of costs incurred to total estimated contract costs.

Allowance for Doubtful Accounts.  The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that are uncollectible.  We regularly review all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balances that are uncollectible.  Specific accounts that are deemed to be uncollectible are reserved at 100% of their outstanding balance.  The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for balances 91-120 days and 40% for balances over 120 days aged), based on a historical valuation, that allows us to calculate the total reserve required. This allowance was approximately 0.3% of revenue for 2009, and 2.2% of accounts receivable, as of December 31, 2009.  This allowance was approximately 1.2% of revenue for the first quarter of 2010, and 2.2% of accounts receivable as of March 31, 2010.

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

Accrued Closure Costs. Accrued closure costs represent a contingent environmental liability to clean up a facility in the event we cease operations in an existing facility.  The accrued closure costs are estimates based on guidelines developed by federal and/or state regulatory authorities under Resource Conservation and Recovery Act (“RCRA”).  Such costs are evaluated annually and adjusted for inflationary factors (for 2010, the average inflationary factor was approximately 1.02%) and for approved changes or expansions to the facilities. Increases or decreases in accrued closure costs resulting from changes or expansions at the facilities are determined based on specific RCRA guidelines applied to the requested change.  This calculation includes certain estimates, such as disposal pricing, external labor, analytical costs and processing costs, which are based on current market conditions.

Accrued Environmental Liabilities. We have four remediation projects currently in progress.  The current and long-term accrual amounts for the projects are our best estimates based on proposed or approved processes for clean-up.  The circumstances that could affect the outcome range from new technologies that are being developed every day to reduce our overall costs, to increased contamination levels that could arise as we complete remediation which could increase our costs, neither of which we anticipate at this time.  In addition, significant changes in regulations could adversely or favorably affect our costs to remediate existing sites or potential future sites, which cannot be reasonably quantified.  In connection with the sale of our PFD facility in March 2008, the Company retained the environmental liability for the remediation of an independent site known as Environmental Processing Services (“EPS”).  This liability was assumed by the Company as a result of the original acquisition of the PFD facility.  The environmental liabilities of PFM, PFMI, PFSG, and PFD remain the financial obligations of the Company.

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

Income Taxes.  The provision for income tax is determined in accordance with ASC 740, “Income Taxes”, and ASC 270, “Interim Reporting”.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for income taxes.  This process involves estimating our actual current income tax exposure, including assessing the risks associated with income tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred income tax assets and liabilities. We periodically assess the likelihood that our deferred income tax assets will be recovered from future taxable income and, provide valuation allowance to the extent that we believe recovery is not likely.

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

Economic Conditions. With much of our Nuclear Segment customer base being government or prime contractors treating government waste, we do not believe that economic upturns or downturns have a significant impact on the demand for our services.  With our Industrial Segment, economic downturns or recessionary conditions can adversely affect the demand for our industrial services.  Although we continue to experience economic slowdown due to the current uncertain economic environment, we continue to review contracts and revenue streams within our Industrial Segment in efforts to replace those that are not profitable with more profitable ones.  Our Engineering Segment relies more on commercial customers though this segment makes up a very small percentage of our revenue.

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

The Louisiana Department of Environmental Quality (“LDEQ”) has collected approximately $8,400,000 to date for the remediation of the site (Perma-Fix subsidiaries have not been required to contribute any of the $8,400,000) and has completed removal of above ground waste from the site, with approximately $5,000,000 remaining in this fund held by the LDEQ.  The EPA’s unofficial estimate to complete remediation of the site is between $9,000,000 and $12,000,000, including work performed by LDEQ to date; however, based on preliminary outside consulting work hired by the PRP group, which we are a party to, the remediation costs could be below EPA’s estimation.  During 2009, a site assessment was conducted and paid for by the PRP group, which was exclusive of the $8,400,000.  No unexpected issues were identified during the assessment.  Collections from small contributors have also begun for remediation of this site.  Remediation activities going forward will be funded by LDEQ, until those funds are exhausted, at which time, any additional requirements, if needed, will be funded from the small contributors.  Once funds from the small contributors are exhausted, if additional funds are required, they will be provided by the members of the PRP group.  As part of the PRP Group, we paid an initial assessment of $10,000, which was allocated among the facilities. In addition, we accrued approximately $27,000 in the third quarter of 2008 for our estimated portion of the cost of the site assessment, which was allocated among the facilities.  As of March 31, 2010, the $27,000 has been paid, of which $9,000 was paid in the first quarter of 2010.  As of the date of this report, we cannot accurately access our ultimate liability.  The Company records its environmental liabilities when they are probable of payment and can be estimated within a reasonable range.  Since this contingency currently does not meet this criteria, a liability has not been established.

Industrial Segment Divested Facilities/Operations
As previously disclosed, our subsidiary, Perma-Fix Treatment Services, Inc. (“PFTS”), sold substantially all of its assets in May 2008, pursuant to an Asset Purchase Agreement, as amended (“Agreement”).  Under the Agreement, the buyer assumed certain debts and obligations of PFTS.  We have sued the buyer of the PFTS assets regarding certain liabilities which we believe the buyer assumed and agreed to pay under the Agreement but which the buyer has refused to pay.  The buyer has filed a counterclaim against us and is alleging that PFTS made certain misrepresentations and failed to disclose certain liabilities.  The pending litigation is styled American Environmental Landfill, Inc. v. Perma-Fix Environmental Services, Inc. v. A Clean Environment, Inc., Case No. CJ-2008-659, pending in the District Court of Osage County, State of Oklahoma.  This matter was ordered to arbitration and heard in April 2010.  We are waiting on the decision of the arbitrator.

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

We performed services relating to waste generated by the federal government, either directly or indirectly as a subcontractor (including CHPRC as discussed below) to the federal government, representing approximately $19,458,000 or 75.2% (within our Nuclear Segment) of our total revenue from continuing operations during the three months ended March 31, 2010, as compared to $15,426,000 or 70.1% of our total revenue from continuing operations during the corresponding period of 2009.

During the second quarter of 2008, our M&EC facility was awarded a subcontract by CHPRC, a general contractor to the DOE, to participate in the cleanup of the central portion of the Hanford Site.  On October 1, 2008, operations of this subcontract commenced at the DOE Hanford Site.  We believe full operations under this subcontract will result in revenues for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year base period.  As provided above, M&EC’s subcontract is terminable or subject to renegotiation, at the option of the government, on 30 days notice.  Effective October 1, 2008, CHPRC also assumed responsibility for three existing Nuclear Segment waste processing contracts that were previously managed by DOE’s general contractor prior to CHPRC.  These three contracts were renegotiated and extended through September 30, 2013.  Revenues from CHPRC totaled $11,725,000 or 45.5% and $10,748,000 or 48.8% of our total revenue from continuing operations for three months ended March 31, 2010 and 2009, respectively.

Insurance. We maintain insurance coverage similar to, or greater than, the coverage maintained by other companies of the same size and industry, which complies with the requirements under applicable environmental laws. We evaluate our insurance policies annually to determine adequacy, cost effectiveness and desired deductible levels. Due to the continued uncertainty in the economy, changes within the environmental insurance market, and the financial difficulties of AIG, whose subsidiary Chartis, is the provider of our financial assurance policies, we have no guarantees as to continued coverage by Chartis, that we will be able to obtain similar insurance in future years, or that the cost of such insurance will not increase materially.

Climate Change. Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions.

There is a number of pending legislative and regulatory proposals to address greenhouse gas emissions. For example, in June 2009 the U.S. House of Representatives passed the American Clean Energy and Security Act that would phase-in significant reductions in greenhouse gas emissions if enacted into law. The U.S. Senate is considering a different bill, and it is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program may be adopted. These actions could increase costs associated with our operations.  Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future consolidated financial condition, results of operations or cash flows.

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

At March 31, 2010, we had total accrued environmental remediation liabilities of $1,572,000 of which $523,000 is recorded as a current liability, which reflects a decrease of $155,000 from the December 31, 2009, balance of $1,727,000.  The decrease represents payment on remediation projects.  The March 31, 2010, current and long-term accrued environmental balance is recorded as follows (in thousands):

	Current	Long-term
	Accrual	Accrual	Total
PFD	$107	$182	$289
PFM	218	180	398
PFSG	125	664	789
PFMI	73	23	96
Total Liability	$523	$1,049	$1,572

Related Party Transactions
Mr. Robert Ferguson, was nominated to serve as a Director in connection with the closing of the acquisition by the Company of Nuvotec (n/k/a Perma-Fix Northwest, Inc. (“PFNW”)) and its wholly owned subsidiary, Pacific EcoSolutions, Inc. (“PEcoS”) (n/k/a Perma-Fix Northwest Richland, Inc. (“PFNWR”)) in June 2007 and subsequently elected as a Director at our Annual Meeting of Shareholders held in August 2007 and each Annual Meeting of Shareholders since August 2007.  At the time of the acquisition, Mr. Ferguson was the Chairman, Chief Executive Officer, and individually or through entities controlled by him, the owner of approximately 21.29% of Nuvotec’s outstanding Common Stock.  See discussion under “Liquidity and Capital Resources of the Company – Financing Activities” of this “Management Discussion and Analysis of Financial Condition and Results of Operations” as to payments that have been made or are required to be made as a result of the acquisition to the former shareholders of PFNWR and PFNW.  Effective February 27, 2010, Mr. Ferguson resigned as a member of our Board of Directors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC and with Mr. William Lampson and Mr. Diehl Rettig.  The interest rates payable to PNC are based on a spread over prime rate or a spread over a minimum floor base LIBOR of 1.0% and the interest rates payable on the promissory note to Mr. Lampson and Mr. Rettig is based on a spread over a minimum floor base LIBOR of 1.5%.  As of March 31, 2010, the Company had approximately $13,531,000 in variable rate borrowing.  Assuming a 1% change in the average interest rate as of March 31, 2010, our interest cost would change by approximately $135,310.  As of March 31, 2010, we had no interest swap agreement outstanding.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management.  Based on their most recent assessment, which was completed as of the end of the period covered by this Quarterly Report on Form 10-Q, we have assessed, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended) and believe that such are effective, as of March 31, 2010.

(b)	Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2009, which is incorporated herein by reference.  In addition, there has been no material developments with regards to the proceedings as previously disclosed in our Form 10-K for the year ended December 31, 2009.

Item 1A.	Risk Factors

There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2009.

Item 6.	Exhibits

(a)	Exhibits
4.1
Amendment No. 14 to Revolving Credit, Term Loan, and Security Agreement, dated as of January 25, 2010, between the Company and PNC Bank, as incorporated by reference from Exhibit 99.1 to the Company’s 8-K filed on January 28, 2010.

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

PERMA-FIX ENVIRONMENTAL SERVICES

Date: May 7, 2010	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti Chairman of the Board Chief Executive Officer

Date: May 7, 2010	By:	/s/ Ben Naccarato
Ben Naccarato
Chief Financial Officer