Form 10-Q
period 2010-06-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2010-08-06
CIK 891532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                June 30, 2010

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
Large accelerated filer ☐        Accelerated Filer ☒        Non-accelerated Filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at August 3, 2010
Common Stock, $.001 Par Value	54,993,907
shares of registrant’s
Common Stock

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

INDEX

PART I - FINANCIAL INFORMATION
ITEM 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Balance Sheets

	June 30, 2010	December 31,
(Amount in Thousands, Except for Share Amounts)	(Unaudited)	2009

ASSETS
Current assets:
Cash	$68	$141
Restricted cash	55	55
Accounts receivable, net of allowance for doubtful accounts of $304 and $296, respectively	10,078	13,141
Unbilled receivables - current	8,166	9,858
Inventories	565	351
Prepaid and other assets	2,028	3,097
Deferred tax assets - current	707	1,856
Current assets related to discontinued operations	109	174
Total current assets	21,776	28,673

Property and equipment:
Buildings and land	27,131	27,098
Equipment	33,000	31,757
Vehicles	649	650
Leasehold improvements	11,506	11,455
Office furniture and equipment	1,905	1,933
Construction-in-progress	1,400	1,275
	75,591	74,168
Less accumulated depreciation and amortization	(30,710)	(28,441)
Net property and equipment	44,881	45,727

Property and equipment related to discontinued operations	637	651

Intangibles and other long term assets:
Permits	18,068	18,079
Goodwill	15,330	12,352
Unbilled receivables – non-current	2,619	2,502
Finite Risk Sinking Fund	17,396	15,480
Deferred tax asset, net of liabilities	208	272
Other assets	2,293	2,339
Total assets	$123,208	$126,075

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Balance Sheets, Continued

	June 30, 2010	December 31,
(Amount in Thousands, Except for Share Amounts)	(Unaudited)	2009

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,097	$4,927
Current environmental accrual	75	25
Accrued expenses	9,180	6,478
Disposal/transportation accrual	2,275	2,761
Unearned revenue	3,034	8,949
Current liabilities related to discontinued operations	740	993
Current portion of long-term debt	3,038	3,050
Total current liabilities	22,439	27,183

Environmental accruals	1,497	785
Accrued closure costs	12,114	12,031
Other long-term liabilities	578	508
Long-term liabilities related to discontinued operations	1,336	1,433
Long-term debt, less current portion	7,563	9,331
Total long-term liabilities	23,088	24,088

Total liabilities	45,527	51,271

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share	1,285	1,285

Stockholders' equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized,no shares issued and outstanding	¾	¾
Common Stock, $.001 par value; 75,000,000 shares authorized,55,032,117 and 54,628,904 shares issued, respectively; 54,993,907 and 54,628,904 outstanding, respectively	55	55
Additional paid-in capital	100,523	99,641
Accumulated deficit	(24,094)	(26,177)
	76,484	73,519
Less Common Stock in treasury at cost: 38,210 and 0 shares, respectively	(88)	¾

Total stockholders' equity	76,396	73,519

Total liabilities and stockholders' equity	$123,208	$126,075

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands, Except for Per Share Amounts)	2010	2009	2010	2009

Net revenues	$28,096	$23,698	$53,955	$45,700
Cost of goods sold	21,356	18,244	41,876	35,675
Gross profit	6,740	5,454	12,079	10,025

Selling, general and administrative expenses	3,829	3,889	7,653	7,707
Loss (gain) on disposal of property and equipment	¾	¾	2	(12)
Income from operations	2,911	1,565	4,424	2,330

Other income (expense):
Interest income	16	41	37	93
Interest expense	(208)	(468)	(427)	(1,015)
Interest expense-financing fees	(103)	(63)	(206)	(76)
Other	¾	9	5	10
Income from continuing operations before taxes	2,616	1,084	3,833	1,342
Income tax expense	1,101	91	1,537	100
Income from continuing operations	1,515	993	2,296	1,242

(Loss) income from discontinued operations, net of taxes	(69)	(242)	(213)	57
Net income applicable to Common Stockholders	$1,446	$751	$2,083	$1,299

Net income (loss) per common share – basic
Continuing operations	$.03	$.02	$.04	$.02
Discontinued operations	¾	(.01)	¾	¾
Net income per common share	$.03	$.01	$.04	$.02

Net income (loss) per common share – diluted
Continuing operations	$.03	$.02	$.04	$.02
Discontinued operations	¾	(.01)	¾	¾
Net income per common share	$.03	$.01	$.04	$.02

Number of common shares used in computing net income (loss) per share:
Basic	54,991	54,124	54,843	54,053
Diluted	55,124	54,537	55,012	54,189

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Amounts in Thousands)	2010	2009
Cash flows from operating activities:
Net income	$2,083	$1,299
Less: (loss) income on discontinued operations	(213)	57

Income from continuing operations	2,296	1,242
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	2,349	2,381
Non-cash financing costs	167	49
Deferred taxes	1,213	―
Provision for bad debt and other reserves	29	212
Loss (gain) on disposal of plant, property and equipment	2	(12)
Issuance of common stock for services	120	129
Share based compensation	165	224
Changes in operating assets and liabilities of continuing operations, net of effect from business acquisitions:
Accounts receivable	3,034	168
Unbilled receivables	1,575	2,896
Prepaid expenses, inventories and other assets	1,063	297
Accounts payable, accrued expenses and unearned revenue	(7,435)	(9,100)
Cash provided by (used in) continuing operations	4,578	(1,514)
Cash used in discontinued operations	(520)	(448)
Cash provided by (used in) operating activities	4,058	(1,962)

Cash flows from investing activities:
Purchases of property and equipment	(1,467)	(552)
Proceeds from sale of plant, property and equipment	―	12
Payment to finite risk sinking fund	(1,916)	(2,738)
Cash used in investing activities of continuing operations	(3,383)	(3,278)
Cash provided by discontinued operations	37	11
Net cash used in investing activities	(3,346)	(3,267)

Cash flows from financing activities:
Net borrowing of revolving credit	2	3,691
Principal repayments of long term debt	(1,949)	(1,514)
Proceeds from issuance of long term debt	―	2,982
Proceeds from issuance of stock	509	―
Proceeds from finite risk financing	653	―
Cash (used in) provided by financing activities of continuing operations	(785)	5,159

Decrease in cash	(73)	(70)
Cash at beginning of period	141	129
Cash at end of period	$68	$59

Supplemental disclosure:
Interest paid, net of amounts capitalized	$544	$3,628
Income taxes paid	400	57
Non-cash investing and financing activities:
Long-term debt incurred for purchase of property and equipment	―	―
Issuance of Common Stock for debt	―	476
Issuance of Warrants for debt	―	190

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited, for the six months ended June 30, 2010)

			Additional	Common		Total
(Amounts in thousands,	Common Stock		Paid-In	Stock Held In	Accumulated	Stockholders'
except for share amounts)	Shares	Amount	Capital	Treasury	Deficit	Equity
Balance at December 31, 2009	54,628,904	$55	$99,641	$ ¾	$(26,177)	$73,519

Net income	¾	¾	¾	¾	2,083	2,083
Issuance of Common Stock upon exercise of Options	350,000	¾	597	¾	¾	597
Payment of Option exercise by Common Stock shares	¾	¾	¾	(88)	¾	(88)
Issuance of Common Stock for services	53,213	¾	120	¾	¾	120
Stock-Based Compensation	¾	¾	165	¾	¾	165
Balance at June 30, 2010	55,032,117	$55	$100,523	$(88)	$(24,094)	$76,396

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010
(Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

1.	Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.  Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the six months ended June 30, 2010, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2010.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).

As previously disclosed in our 2009 Form 10-K, our Perma-Fix of Memphis, Inc. (“PFM”) facility was reclassified back into discontinued operations from continuing operations during the fourth quarter of 2009, in accordance with ASC360, “Property, Plant, and Equipment”. Accordingly, the accompanying condensed financial statements have been restated for all periods presented to reflect the reclassification of PFM as discontinued operations.  (See “Note 8 – Discontinued Operations” for additional information regarding PFM).

2.	Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.”  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  ASU No. 2009-13 did not materially impact our operations, financial position, and disclosure requirement.

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

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition Milestone Methods (Topic 605)”.  This update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon the achievement of milestone events. An entity may only recognize consideration that is contingent upon the achievement of a milestone in its entirety in the period the milestone is achieved only if the milestone meets certain criteria. This guidance is effective prospectively for milestones achieved in fiscal years beginning on or after June 15, 2010.  ASU 2010-17 did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards
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

As of June 30, 2010, we had 2,010,525 employee stock options outstanding, of which 1,386,858 are vested.  The weighted average exercise price of the 1,386,858 outstanding and fully vested employee stock option is $1.98 with a remaining weighted contractual life of 2.40 years.  Additionally, we had 694,000 outstanding and fully vested director stock options with a weighted average exercise price and remaining contractual life of $2.29 and 5.50 years, respectively.

No option was granted during the six months ended June 30, 2010.  During the six months ended June 30, 2009, an aggregate 145,000 Incentive Stock Options (“ISOs”) were granted in the first quarter of 2009 to certain employees of the Company which allows for the purchase of 145,000 Common Stock from the Company’s 2004 Stock Option Plan.  The option grants were for a contractual term of six years with vesting period over a three year period at one-third increments per year.  The exercise price of the options granted was $1.42 per share which was based on our closing stock price on the date of grant.

The Company estimates fair value of stock options using the Black-Scholes valuation model.  Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield.  The fair value of the options granted during the six months of 2009 noted above and the related assumptions used in the Black-Scholes option pricing model used to value the options granted as of June 30, 2009 were as follows.

Employee Stock Options Granted as of June 30, 2009
Weighted-average fair value per share	$.76
Risk -free interest rate (1)	2.07% - 2.40%
Expected volatility of stock (2)	59.16% - 60.38%
Dividend yield	None
Expected option life (3)	4.6 years - 5.8 years

(1)  The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date over the expected term of the option.

(2)  The expected volatility is based on historical volatility from our traded Common Stock over the expected term of the option.

(3)  The expected option life is based on historical exercises and post-vesting data.

The following table summarizes stock-based compensation recognized for the three and six months ended June 30, 2010 and 2009 for our employee and director stock options.

	Three Months Ended		Six Months Ended
Stock Options	June 30,		June 30,
	2010	2009	2010	2009
Employee Stock Options	$79,000	$89,000	$138,000	$194,000
Director Stock Options	¾	¾	27,000	30,000
Total	$79,000	$89,000	$165,000	$224,000

We recognized stock-based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant.  ASC 718 requires that stock based compensation expense be based on options that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We have generally estimated forfeiture rate based on historical trends of actual forfeitures.  When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.  As of June 30, 2010, we have approximately $375,000 of total unrecognized compensation cost related to unvested options, of which $162,000 is expected to be recognized in remaining 2010, $202,000 in 2011, and $11,000 in 2012.

4.	Capital Stock, Stock Plans, and Warrants

During the six months ended June 30, 2010, we issued an aggregate of 350,000 shares of our Common Stock upon exercise of 350,000 employee stock options, at exercise prices ranging from $1.25 to $2.19.  An employee used 38,210 shares of personally held Company Common Stock as payment for the exercise of 70,000 options to purchase 70,000 shares of the Company’s Common Stock at $1.25 per share, as permitted under the 1993 Non-Qualified Stock Option Plan.  The 38,210 shares are held as treasury stock.  The cost of the 38,210 shares was determined to be approximately $88,000 in accordance with the Plan.  As of June 30, 2010, we received $509,000 in total proceeds from stock option exercise.  During the six months ended June 30, 2010, we also issued 53,213 shares of our Common Stock under our 2003 Outside Directors Stock Plan to our outside directors as compensation for serving on our Board of Directors, of which 27,707 shares were issued in the second quarter of 2010.  We pay each of our outside directors $2,167 monthly in fees for serving as a member of our Board of Directors.  The Audit Committee Chairman receives an additional monthly fee of $1,833 due to the position’s additional responsibility.  In addition, each board member is paid $1,000 for each board meeting attendance as well as $500 for each telephonic conference call.  As a member of the Board of Directors, each director elects to receive either 65% or 100% of the director’s fee in shares of our Common Stock based on 75% of the fair market value of our Common Stock determined on the business day immediately preceding the date that the quarterly fee is due.  The balance of each director’s fee, if any, is payable in cash.

The summary of the Company’s total Plans as of June 30, 2010 as compared to June 30, 2009, and changes during the period then ended are presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding Janury 1, 2010	3,109,525	$2.05
Granted	─	─
Exercised	(350,000)	1.70		$223,000
Forfeited	(55,000)	2.17
Options outstanding End of Period (1)	2,704,525	2.09	3.6	$28,450
Options Exercisable at June 30, 2010 (1)	2,080,858	$2.08	3.4	$13,250
Options Vested and expected to be vested at June 30, 2010	2,666,742	$2.09	3.6	$28,450

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
Options outstanding Janury 1, 2009	3,417,347	$2.03
Granted	145,000	1.42
Exercised	─	─		$	─
Forfeited	(19,000)	1.97
Options outstanding End of Period (2)	3,543,347	2.01	4.0		$1,524,369
Options Exercisable at June 30, 2009 (2)	2,407,847	$1.95	3.4		$1,209,349
Options Vested and expected to be vested at June 30, 2009	3,501,989	$1.95	4.0		$1,518,579

(1) Option with exercise price ranging from $1.42 to $2.98
(2) Option with exercise price ranging from $1.22 to $2.98

5.	Earnings (Loss) Per Share

Basic earning per share excludes any dilutive effects of stock options, warrants, and convertible preferred stock.  In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings per share.

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,			Six Months Ended June 30,
	(Unaudited)			(Unaudited)
(Amounts in Thousands, Except for Per Share Amounts)	2010		2009	2010	2009
Earnings per share from continuing operations
Income from continuing operations applicable to
Common Stockholders		$1,515	$993	2,296		$1,242
Basic income per share		$.03	$.02	.04		$.02
Diluted income per share		$.03	$.02	.04		$.02

(Loss) income per share from discontinued operations
(Loss) income from discontinued operations		$(69)	$(242)	(213)		$57
Basic loss per share	$	¾	$(.01)	¾	$	¾
Diluted loss per share	$	¾	$(.01)	¾	$	¾

Weighted average common shares outstanding – basic		54,991	54,124	54,843		54,053
Potential shares exercisable under stock option plans		99	367	131		111
Potential shares upon exercise of Warrants		34	46	38		25
Weighted average shares outstanding – diluted		55,124	54,537	55,012		54,189

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options		1,715	1,546	1,625		2,645
Upon exercise of Warrants		¾	¾	¾		¾

6.	Long Term Debt

Long-term debt consists of the following at June 30, 2010 and December 31, 2009:

(Amounts in Thousands)	June 30, 2010	December 31, 2009
Revolving Credit facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at option of prime rate (3.25% at June 30, 2010) plus 2.0% or minimum floor base London InterBank Offer Rate ("LIBOR") of 1.0% plus 3.0%, balance due in July, 2012. Effective interest rate for the six months of 2010 was 4.43% (1) (2) (3)	$2,661	$2,659
Term Loan dated December 22, 2000, payable in equal monthly installments of principal of $83, balance due in July, 2012, variable interest paid monthly at option of prime rate plus 2.5% or minimum floor base LIBOR of 1.0% plus 3.5%. Effective interest rate for the six months of 2010 was 4.81%(1) (2) (3)	5,167	5,667
Installment Agreement in the Agreement and Plan of Merger with Nuvotec and PEcoS, dated April 27, 2007, payable in three equal yearly installment of principal of $833 beginning June, 2009. Interest accrues at annual rate of 8.25% on outstanding principal balance. Final principal and remaining accrued interest payment due on June 30, 2011.	833	1,667
Promissory Note dated May 8, 2009, payable in monthly installments of principal of $87 starting June 8, 2009, balance due May 8, 2011, variable interest paid monthly at LIBOR plus 4.5%, with LIBOR at least 1.5%.(4)	1,580	1,938
Various capital lease and promissory note obligations, payable 2010 to 2013, interest at rates ranging from 5.0% to 12.6%.	360	450
	10,601	12,381
Less current portion of long-term debt	3,038	3,050
	$7,563	$9,331

(1)  Our Revolving Credit is collateralized by our account receivables and our Term Loan is collateralized by our property, plant, and equipment.

(2)  Prior to March 5, 2009, variable interest was paid monthly at prime plus 1/2% for our Revolving Credit and prime plus 1.0% for our Term Loan.

(3) From March 5, 2009 to January 24, 2010, variable interest were determined based on the options as noted; however, minimum floor base under the LIBOR option was 2.5% for both our Revolving Credit and Term Loan.  Effective January 25, 2010, minimum floor base under the LIBOR option was amended from 2.5% to 1.0%.

(4)  Net of debt discount of ($284,000) based on the estimated fair value of two Warrants and 200,000 shares of the Company’s Common Stock issued on May 8, 2009 in connection with a $3,000,000 promissory note entered into by the Company and Mr. William Lampson and Mr. Diehl Rettig.  See “Promissory Note and Installment Agreement” below for additional information.

Revolving Credit and Term Loan Agreement
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Loan Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank, as amended.  The Agreement provided for a term loan ("Term Loan") in the amount of $7,000,000, which requires monthly installments of $83,000.  The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended.  The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary.  As of June 30, 2010, the excess availability under our Revolving Credit was $8,100,000 based on our eligible receivables.

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

On January 25, 2010, we entered into an Amendment (Amendment No. 14) to our PNC Loan Agreement.  This Amendment amended the interest rate to be paid under the LIBOR option.  Under the terms of the Loan Agreement, we are to pay interest on the outstanding balance of the term loan and the revolving line of credit, at our option, based on prime plus 2.5% and 2.0%, respectively, or LIBOR plus 3.5% and 3.0%, respectively.  Under the Loan Agreement prior to this Amendment, the LIBOR option included a 2.5% floor, which limited the minimum interest rates on the term loan and revolving line of credit at 6.0% and 5.5%, respectively.  Under this Amendment, we and PNC agreed to lower the floor on the LIBOR interest rate option by 150 basis points to 1.0%, allowing for minimum interest rate floor under the LIBOR option on the outstanding balances of our term loan and revolving line of credit of 4.5% and 4.0%, respectively.  The prime rate option of prime plus 2.5% and 2.0% in connection with our term loan and revolving line of credit, respectively, was not changed under this Amendment.  All other terms of the Loan Agreement, as amended prior to this Amendment, remain substantially unchanged.

Promissory Note and Installment Agreement
In conjunction with our acquisition of Perma-Fix Northwest Richland, Inc. (“PFNWR”) and Perma-Fix Northwest, Inc. (“PFNW”), we agreed to pay shareholders of Nuvotec (n/k/a PFNW) that qualified as accredited investors, pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2,500,000, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest accrued on the outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.  As of June 30, 2010, we have paid two of the three principal installments of $833,333, along with accrued interest.  Interest paid as of June 30, 2010 totaled approximately $560,000 which represents interest from June 2007 to June 2010.

On May 8, 2009, the Company entered into a promissory note with William N. Lampson and Diehl Rettig (collectively, the “Lenders”) for $3,000,000.  The Lenders were formerly shareholders of PFNW and PFNWR prior to our acquisition of PFNW and PFNWR and are also stockholders of the Company having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  We used the proceeds of the loan primarily to pay off a promissory note entered into by our M&EC subsidiary with PDC in June 2001, with the remaining funds used for working capital purposes.  The promissory note provides for monthly principal repayment of approximately $87,000 plus accrued interest, starting June 8, 2009, and on the 8th day of each month thereafter, with interest payable at LIBOR plus 4.5%, with LIBOR at least 1.5%.  Any unpaid principal balance along with accrued interest is due May 8, 2011.  We paid approximately $22,000 in closing costs for the promissory note which is being amortized over the term of the note.  The promissory note may be prepaid at anytime by the Company without penalty.  As consideration of the Company receiving this loan, we issued a Warrant to Mr. Lampson and a Warrant to Mr. Diehl to purchase up to 135,000 and 15,000 shares, respectively, of the Company’s Common Stock at an exercise price of $1.50 per share.  The Warrants are exercisable six months from May 8, 2009 and expire on May 8, 2011.  We also issued an aggregate of 200,000 shares of the Company’s Common Stock with Mr. Lampson receiving 180,000 shares and Mr. Rettig receiving 20,000 shares of the Company’s Common Stock.  We estimated the fair value of the Common Stock and Warrants to be approximately $476,000 and $190,000, respectively.  The fair value of the Common Stock and Warrants was recorded as a debt discount and is being amortized over the term of the loan as interest expense – financing fees.  Debt discount amortized as of June 30, 2010 totaled approximately $382,000.  Mr. Rettig is now deceased; accordingly, the remaining portion of the note payable to Mr. Rettig and the Warrants and Stock issued to him is now payable to and held by his personal representative or estate.

The promissory note also includes an embedded Put Option (“Put”) that can be exercised upon default, whereby the lender has the option to receive a cash payment equal to the amount of the unpaid principal balance plus all accrued and unpaid interest, or the number of whole shares of our Common Stock having a value equal to the outstanding principal balance.  The maximum number of payoff shares is restricted to less than 20% of the outstanding equity.  We concluded that the Put should have been bifurcated at inception; however, the Put Option had and continues to have nominal value as of June 30, 2010.  We will continue to monitor the fair value of the Put on a regular basis.

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

The Louisiana Department of Environmental Quality (“LDEQ”) has collected approximately $8,400,000 to date for the remediation of the site (Perma-Fix subsidiaries have not been required to contribute any of the $8,400,000) and has completed removal of above ground waste from the site, with approximately $5,000,000 remaining in this fund held by the LDEQ.  The EPA’s unofficial estimate to complete remediation of the site is between $9,000,000 and $12,000,000, including work performed by LDEQ to date; however, based on preliminary outside consulting work hired by the PRP group, which we are a party to, the remediation costs could be below EPA’s estimation.  During 2009, a site assessment was conducted and paid for by the PRP group, the cost of which was exclusive of the $8,400,000.  No unexpected issues were identified during the assessment.  Collections from small contributors have also begun for remediation of this site.  Remediation activities going forward will be funded by LDEQ, until those funds are exhausted, at which time, any additional requirements, if needed, will be funded from the small contributors.  Once funds from the small contributors are exhausted, if additional funds are required, we believe that they should be provided by the members of the PRP group.  As part of the PRP Group, we paid an initial assessment of $10,000, which was allocated among the facilities. In addition, we have paid our contribution of the site assessment of $27,000, of which $9,000 was paid in the first quarter of 2010.   As of the date of this report, we cannot accurately access our ultimate liability.  The Company records its environmental liabilities when they are probable of payment and can be estimated within a reasonable range.  Since this contingency currently does not meet this criteria, a liability has not been established.

Industrial Segment Divested Facilities/Operations
As previously disclosed, our subsidiary, Perma-Fix Treatment Services, Inc. (“PFTS”), sold substantially all of its assets in May 2008, pursuant to an Asset Purchase Agreement, as amended (“Agreement”).  Under the Agreement, the buyer, A Clean Environment, Inc. (“ACE”) assumed certain debts and obligations of PFTS.  We sued ACE regarding certain liabilities which we believed ACE assumed and agreed to pay under the Agreement but which ACE refused to pay.  ACE filed a counterclaim against us alleging that PFTS made certain misrepresentations and failed to disclose certain liabilities.  The pending litigation is styled American Environmental Landfill, Inc. v. Perma-Fix Environmental Services, Inc. v. A Clean Environment, Inc., Case No. CJ-2008-659, pending in the District Court of Osage County, State of Oklahoma.  This matter was ordered to arbitration, which was heard in April 2010.  On May 11, 2010 the Arbitrator ruled in favor of PFTS on all but one issue of contention.  More specifically, the Arbitrator (i) ruled in favor of the Company and PFTS on each of the claims asserted by ACE with the exception of a single claim in the amount of approximately $4,000; and (ii) ruled in favor of the Company and PFTS (a) in the amount of approximately $57,000 representing liabilities assumed by ACE but paid by PFTS, together with an order directing ACE to indemnify and hold harmless the Company and PFTS from any damages, costs or expenses, including reasonable attorney’s fees, associated with other unpaid accounts payable totaling approximately $44,000; and (b) in the amount of approximately $114,000 on a claim relating to an equipment lease, together with an order directing ACE to indemnify and hold harmless the Company and PFTS from any damages, costs or expenses, including reasonable attorney’s fees associated with any future liability or loss arising out of the equipment lease. The Arbitrator’s award has been entered as a judgment by the court.  ACE has challenged the confirmation of award and the entry of a final judgment based on the award, and has indicated that they may appeal the Arbitrator’s award and any judgment entered thereon.

Earn-Out Amount – Perma-Fix Northwest, Inc. (“PFNWR”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”)
In connection with the acquisition of PFNW and PFNWR, we are required to pay to those former shareholders of PFNW immediately prior to our acquisition, an earn-out amount upon meeting certain conditions for each fiscal year ending June 30, 2008, to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended (“Agreement”).  Under the Agreement, the earn-out amount to be paid for any particular fiscal year is to be an amount equal to 10% of the amount that the revenues for our nuclear business (as defined) for such fiscal year exceeds the budgeted amount of revenues for our nuclear business for that particular period.  No earn-out was required to be paid for fiscal year 2008 and we paid $734,000 in earn out for fiscal year 2009 in the third quarter of 2009.  Pursuant to the Agreement, any indemnification obligations payable to the Company by the former shareholders Nuvotec will be deducted (“Offset Amount”) from any earn-out amounts payable by the Company for the fiscal year ending June 30, 2010, and June 30, 2011.  Pursuant to the Agreement, the aggregate amount of any Offset Amount may total up to $1,000,000, except an Offset Amount is unlimited as to indemnification relating to liabilities for taxes, misrepresentation or inaccuracies with respect to the capitalization of Nuvotec or PEcoS or for willful or reckless misrepresentation of any representation, warranty or covenant.  At this time, we have identified certain Offset Amounts against the earn-out for the twelve month period ending June 30, 2010.  The Offset Amount includes the sum of approximately $93,000 relating to an excise tax issue and a refund request from a PEcoS customer in connection with services for waste treatment prior to our acquisition of PFNWR and PFNW.  A potential Offset Amount is in connection with the receipt of nonconforming waste at the PFNWR facility prior to our acquisition of PFNWR and PFNW (“Nonconforming Waste Issue”).  We are currently reviewing this potential Offset Amount relating to the Nonconforming Waste Issue.  We are currently involved in litigation with the party that delivered the nonconforming waste to the facility prior to our acquisition of PFNWR and PFNW.  The Company may elect to pay any future earn-out amounts in excess of $1,000,000 after any Offset Amount, for each fiscal year ended June 30, 2010, and 2011 by means of a three year unsecured promissory note bearing an annual rate of 6.0%, payable in 36 equal monthly installments due on the 15th day of each months.  As of June 30, 2010, we have calculated that $2,978,000 in earn-out amount has been earned for fiscal year ended June 30, 2010, less any Offset Amounts.  The earn-out amount payable includes the Offset Amount of $93,000 as mentioned above but does not include the potential Offset Amount in connection with the Nonconforming Waste Issue as we are still reviewing such potential Offset Amount.  Accordingly, as of June 30, 2010, we have recorded the $2,978,000 in earn-out as an increase to goodwill for PFNWR, with an increase to accrued expense payable of $2,885,000 and a reduction to receivable of $93,000, which represents the Offset Amount previously recorded.  This Offset Amount of $93,000 may be increased should we determine the amount of offset for the Nonconforming Waste Issue.  We anticipate paying the earn-out amount in the third quarter of 2010.

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

As of June 30, 2010, our total financial coverage amount under this policy totaled $36,345,000.  We have recorded $11,541,000 in our sinking fund related to the policy noted above on the balance sheet, which includes interest earned of $828,000 on the sinking fund as of June 30, 2010.  Interest income for the three and six months ended June 30, 2010, was approximately $9,000, and $23,000, respectively.   On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract.  If we so elect, Chartis is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with Chartis.  The policy provides an initial $7,800,000 of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8,200,000.  The policy will renew automatically on an annual basis at the end of the four year term and will not be subject to any renewal fees.  The policy requires total payment of $7,158,000, consisting of an initial payment of $1,363,000, and two annual payments of $1,520,000, payable by July 31, 2008 and July 31, 2009, and an additional $2,755,000 payment to be made in five quarterly payments of $551,000 beginning September 2007.  In July 2007, we paid the initial payment of $1,363,000, of which $1,106,000 represented premium on the policy and the remaining was deposited into a sinking fund account.  We have made each of the annual payments of $1,520,000, of which $1,344,000 was deposited into a sinking fund account and the remaining represented premium.   We have also made all of the five quarterly payments which were deposited into a sinking fund.  As of June 30, 2010, we have recorded $5,855,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $155,000 on the sinking fund as of June 30, 2010.  Interest income for the three and six months ended June 30, 2010 totaled approximately $7,000 and $14,000, respectively.

Environmental Liabilities
We currently have four remediation projects in progress at certain of our continuing (Perma-Fix of South Georgia, Inc. (“PFSG”)) and discontinued (Perma-Fix of Michigan, Inc. (“PFMI”), Perma-Fix of Memphis, Inc. (“PFM”), and Perma-Fix of Dayton, Inc. (“PFD”)) operations within our Industrial Segment. These remediation projects principally entail the removal/remediation of contaminated soil and, in some cases, the remediation of surrounding ground water.  See further detail on the environmental liabilities of our discontinued operations in Note 8 below, “Discontinued Operations”.

At June 30, 2010, we had total accrued environmental remediation liabilities of $1,572,000 for our PFSG facility, of which $75,000 is recorded as a current liability.  The environmental remediation liability at June 30, 2010, included an increase to our reserve of approximately $844,000 recorded within our cost of goods sold in the second quarter of 2010, due to a change in the scope of the remediation requirements mandated by the Georgia Environmental Protection Division (“GEPD”) for our PFSG facility.

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

The PFM facility was reclassified back into discontinued operations from continuing operations in the fourth quarter of 2009.  As noted above, PFM was approved as a discontinued operation by our Board on March 12, 1998.  This decision was the result of an explosion at the facility in 1997, which significantly disrupted its operations and the high costs required to rebuild its operations.  PFM had been reported as a discontinued operation until 2001.  In 2001, the facility was reclassified back into continuing operations as we had no other facilities classified as discontinued operations and its impact on our financial statements was de minimis.  As the result of the reclassification of PFM back into discontinued operations in the fourth quarter of 2009, the accompanying condensed financial statements have been restated for all periods presented to reflect the reclassification of PFM as discontinued operations.

The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2010, and 2009.  The operating results of discontinued operations are included in our Consolidated Statements of Operations as part of our “(Loss) income from discontinued operations, net of taxes.”

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands)	2010	2009	2010	2009

Net revenues	$—	$—	$—	$—
Interest expense	$(26)	$(139)	$(41)	$(159)
Income tax (benefit)	$(50)	—	$(50)	—
(Loss) income from discontinued operations	$(69)	$(242)	$(213)	$57

Our “income from discontinued operations, net of taxes”, for the six months ended June 30, 2009, included a recovery of approximately $400,000 in closure cost for PFTS recorded in the first quarter of 2009 resulting from the release of our financial assurance bond for PFTS by the appropriate regulatory authority after the buyer of PFTS acquired its financial assurance.  In the second quarter of 2009, we recorded approximately $119,000 in interest related to a certain excise tax audit for fiscal years 1999 to 2006 for PFTS.

Assets and liabilities related to discontinued operations total $746,000 and $2,076,000 as of June 30, 2010, respectively and $825,000 and $2,426,000 as of December 31, 2009, respectively.

The following table presents the Industrial Segment’s major class of asset of discontinued operations that is classified as held for sale as of June 30, 2010 and December 31, 2009.  No liabilities of discontinued operations are held for sale.  The held for sale asset balance as of December 31, 2009 may differ from the respective balance at closing:

	June 30,	December 31,
(Amounts in Thousands)	2010	2009

Property, plant and equipment, net (1)	637	651
Total assets held for sale	$637	$651

(1)	net of accumulated depreciation of $10,000 and $13,000 as of June 30, 2010, and December 31, 2009, respectively.

The following table presents the Industrial Segment’s major classes of assets and liabilities of discontinued operations that are not held for sale as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(Amounts in Thousands)	2010	2009

Other assets	$109	$174
Total assets of discontinued operations	$109	$174
Account payable	$29	$1
Accrued expenses and other liabilities	1,364	1,508
Deferred revenue	—	—
Environmental liabilities	683	917
Total liabilities of discontinued operations	$2,076	$2,426

The environmental liabilities for our discontinued operations consist of remediation projects currently in progress at PFMI, PFM, and PFD.  All of the remedial clean-up projects were an issue for years prior to our acquisition of the facility and were recognized pursuant to a business combination and recorded as part of the purchase price allocation to assets acquired and liabilities assumed.  The environmental liability for PFD was retained by the Company upon the sale of PFD in March 2008 and pertains to the remediation of a leased property which was separate and apart from the property on which PFD’s facility was located.  The reduction of approximately $234,000 in environmental liabilities from the December 31, 2009 balance of $917,000 represents payments made on these remediation projects.

“Accrued expenses and other liabilities” for our discontinued operations include a pension payable at PFMI of $817,000 as of June 30, 2010.  The pension plan withdrawal liability is a result of the termination of the union employees of PFMI.  The PFMI union employees participated in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST.  The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period.  This obligation is recorded as a long-term liability, with a current portion of $199,000 that we expect to pay over the next year.

9.      Operating Segments

Pursuant to ASC 280, “Segment Reporting”, we define an operating segment as a business activity:

·	from which we may earn revenue and incur expenses;

·	whose operating results are regularly reviewed by the Chief Executive Officer to make decisions about resources to be allocated to the segment and assess its performance; and

·	for which discrete financial information is available.

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

Our operating segments are defined as follows:

The Nuclear Waste Management Services Segment (“Nuclear Segment”) provides treatment, storage, processing and disposal of nuclear, low-level radioactive, mixed (waste containing both hazardous and non-hazardous constituents), hazardous and non-hazardous waste and on-site waste management services  through our four facilities:  Perma-Fix of Florida, Inc., Diversified Scientific Services, Inc., East Tennessee Materials and Energy Corporation, and Perma-Fix of Northwest Richland, Inc.

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

The table below presents certain financial information of our operating segment as of and for the three and six months ended June 30, 2010 and 2009 (in thousands).

Segment Reporting for the Quarter Ended June 30, 2010
	Nuclear		Industrial	Engineering	Segments Total	Corporate (2)			Consolidated Total
Revenue from external customers	$25,181	(3)	$2,249	$666	$28,096	$	¾		$28,096
Intercompany revenues	778		134	132	1,044		¾		1,044
Gross profit (negative gross profit)	7,036		(336)	40	6,740		¾		6,740
Interest income	¾		¾	¾	¾		16		16
Interest expense	47		2	1	50		158		208
Interest expense-financing fees	¾		1	¾	1		102		103
Depreciation and amortization	1,143		58	7	1,208		5		1,213
Segment profit (loss)	4,248		(797)	(49)	3,402		(1,887)		1,515
Segment assets(1)	92,392		5,916	2,004	100,312		22,896	(4)	123,208
Expenditures for segment assets	706		172	1	879		2		881
Total long-term debt	1,092		80	21	1,193		9,408	(5)	10,601

Segment Reporting for the Quarter Ended June 30, 2009
	Nuclear		Industrial	Engineering	Segments Total	Corporate (2)			Consolidated Total
Revenue from external customers	$20,732	(3)	$1,962	$1,004	$23,698	$	¾		$23,698
Intercompany revenues	690		187	52	929		¾		929
Gross profit	4,872		300	282	5,454		¾		5,454
Interest income	¾		¾	¾	¾		41		41
Interest expense	165		34	1	200		268		468
Interest expense-financing fees	¾		¾	¾	¾		63		63
Depreciation and amortization	1,073		110	9	1,192		9		1,201
Segment profit (loss)	2,718		(141)	159	2,736		(1,743)		993
Segment assets(1)	97,508		5,246	2,221	104,975		18,875	(4)	123,850
Expenditures for segment assets	176		64	2	242		6		248
Total long-term debt	1,938		130	25	2,093		18,670	(5)	20,763

Segment Reporting for the Six Months Ended June 30, 2010
	Nuclear		Industrial	Engineering	Segments Total	Corporate (2)			Consolidated Total
Revenue from external customers	$48,073	(3)	$4,542	$1,340	$53,955	$	¾		$53,955
Intercompany revenues	1,568		286	347	2,201		¾		2,201
Gross profit	11,627		253	199	12,079		¾		12,079
Interest income	¾		¾	¾	¾		37		37
Interest expense	90		3	1	94		333		427
Interest expense-financing fees	¾		1	¾	1		205		206
Depreciation and amortization	2,195		129	15	2,339		10		2,349
Segment profit (loss)	6,655		(607)	(10)	6,038		(3,742)		2,296
Segment assets(1)	92,392		5,916	2,004	100,312		22,896	(4)	123,208
Expenditures for segment assets	1,063		382	2	1,447		20		1,467
Total long-term debt	1,092		80	21	1,193		9,408	(5)	10,601

Segment Reporting for the Six Months Ended June 30, 2009
	Nuclear		Industrial	Engineering	Segments Total	Corporate (2)			Consolidated Total
Revenue from external customers	$39,846	(3)	$4,071	$1,783	$45,700	$	¾		$45,700
Intercompany revenues	1,441		374	223	2,038		¾		2,038
Gross profit	8,792		756	477	10,025		¾		10,025
Interest income	1		¾	¾	1		92		93
Interest expense	525		38	3	566		449		1,015
Interest expense-financing fees	¾		¾	¾	¾		76		76
Depreciation and amortization	2,129		213	19	2,361		20		2,381
Segment profit (loss)	4,472		(87)	245	4,630		(3,388)		1,242
Segment assets(1)	97,508		5,246	2,221	104,975		18,875	(4)	123,850
Expenditures for segment assets	428		113	2	543		9		552
Total long-term debt	1,938		130	25	2,093		18,670	(5)	20,763

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)	Amounts reflect the activity for corporate headquarters not included in the segment information.

(3)
The consolidated revenues within the Nuclear Segment include the CH Plateau Remediation Company (“CHPRC”) revenue of $12,276,000 or 43.7% and $24,001,000 or 44.5% of our total consolidated revenue for the three and six months ended June 30, 2010, respectively, as compared to $11,624,000 or 49.1% and $22,371,000 or 49.0% of our total consolidated revenue for the three and six months ended June 30, 2009, respectively.  Our M&EC facility was awarded a subcontract by CHPRC, a general contractor to the Department of Energy (“DOE”), in the second quarter of 2008.  See “Known Trends and Uncertainties – Significant Customers” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the revenue transition discussion.

(4)	Amount includes assets from discontinued operations of $746,000 and $724,000 as of June 30, 2010 and 2009, respectively.

(5)
Net of debt discount of ($284,000) and ($617,000) as of June 30, 2010 and June 30, 2009, respectively, based on the estimated fair value of two Warrants and 200,000 shares of the Company’s Common Stock issued on May 8, 2009 in connection with a $3,000,000 promissory note entered into by the Company and Mr. William Lampson and Mr. Diehl Rettig.  See Note 6 - “Promissory Note and Installment Agreement” for additional information.

10.  Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

The Company’s effective tax rates were approximately 42.1% and 8.4% for the three months ended June 30, 2010 and 2009, respectively, and approximately 40.1% and 7.5% for the six months ended June 30, 2010 and 2009, respectively.  The higher income tax for the three and six months period ended June 30, 2010, as compared to the corresponding period of 2009, was due to less valuation allowance in 2010 on our deferred tax asset related to federal and state net operating loss (NOL) carryforwards.  We have full valuation allowance on all of our deferred tax assets in 2009.

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

·	cash flow from operations and our available liquidity from our line of credit are sufficient to service our current obligations;
·	we expect to meet our financial covenants in 2010;
·
we believe government funding made available for DOE project under the government economic stimulus plan in February 2009 should continue to positively impact our existing government contracts within our Nuclear Segment;

·	higher government funding made available through the economic stimulus package (American Recovery and Reinvestment Act) enacted by Congress in 2009, could result in larger fluctuations in 2010;
·
demand for our service will continue to be subject to fluctuations due to a variety of factors beyond our control, including the current economic conditions, and the manner in which the government will be required to spend funding to remediate federal sites;

·
 significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flow;

·
with much of our Nuclear Segment customer base being government or prime contractors treating government waste, we do not believe economic upturns or downturns have a significant impact on the demand for our services;

·	we plan to fund any repurchases under the common stock repurchase plan through our internal cash flow and/or borrowing under our line of credit;
·	no immediate plans or current commitments to issue shares under the registration statement;
·	ability to remediate certain contaminated sites for projected amounts;
·	no further impairment of intangible or tangible assets;
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

·	ability to generate funds internally to remediate sites;
·	ability to fund budgeted capital expenditures of $2,000,000 during 2010 through our operations or lease financing or a combination of both;
·	we believe full operations under the CHPRC subcontract will result in revenues for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year base period;
·	in the event of failure of AIG, this could significantly impact our operations and our permits;
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

·	we believe certain critical accounting policies affect the more significant estimates used in preparation of our consolidated financial statements;
·	once funds from the small contributors are exhausted, if additional funds are required, we believe that they should be provided by the members of the PRP group;
·	pending legislative and regulatory proposals which address greenhouse gas emissions, if and when enacted, could increase costs associated with our operations;
·	we anticipate paying the earn-out amount in the third quarter of 2010, subject to finalization of the Offset Amount; and
·	we do not expect ASU 2010-6 to have a material impact on our consolidated financial statements;

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

·	changes in federal, state and local laws and regulations, especially environmental laws and regulations, or in interpretation of such;
·	potential increases in equipment, maintenance, operating or labor costs;
·	management retention and development;
·	financial valuation of intangible assets is substantially more/less than expected;
·	the requirement to use internally generated funds for purposes not presently anticipated;
·	inability to continue to be profitable on an annualized basis;
·	the inability of the Company to maintain the listing of its Common Stock on the NASDAQ;
·	terminations of contracts with federal agencies or subcontracts involving federal agencies, or reduction in amount of waste delivered to the Company under the contracts or subcontracts;
·	renegotiation of contracts involving the federal government;
·	disposal expense accrual could prove to be inadequate in the event the waste requires re-treatment;
·	Risk Factors contained in Item 1A of our 2009 Form 10-K; and
·	factors set forth in “Special Note Regarding Forward-Looking Statements” contained in our 2009 Form 10-K.

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

The second quarter of 2010 reflected a revenue increase of $4,398,000 to $28,096,000 or 18.6% from revenue of $23,698,000 for the same period of 2009.  Within our Nuclear Segment, we generated revenue of $25,181,000 in the second quarter of 2010, an increase of $4,449,000 or 21.5% from the corresponding period of 2009.  Of the $4,449,000 increase in revenue, approximately $2,471,000 was attributed to the increase in revenue generated from the subcontract awarded to our M&EC subsidiary by CH Plateau Remediation Company (“CHPRC”), a general contractor to the Department of Energy (“DOE”), in the second quarter of 2008, to perform a portion of facility operations and waste management activities for the DOE Hanford Site.  The remaining increase was attributed to higher activity waste streams.  Our Industrial Segment generated $2,249,000 in revenue in the second quarter of 2010, as compared to $1,962,000 for the corresponding period of 2009, or 14.6% increase.  The increase was primarily the result of higher volume and increased pricing in certain waste streams as well as increased average pricing per gallon in used oil sales.  Revenue from the Engineering Segment decreased $338,000 or 33.7% to $666,000 from $1,004,000 for the same period of 2009.

The second quarter 2010 gross profit increased $1,286,000 or 23.6% from the corresponding period of 2009 due primarily to higher priced wastes and the CHPRC subcontract at M&EC.  The gross profit for the quarter also included an increase to the environmental reserve of approximately $844,000 for remediation expenditure for our Perma-Fix of South Georgia, Inc. facility (“PFSG”).

SG&A for the second quarter of 2010 decreased 1.5% to $3,829,000 from $3,889,000 in the corresponding period of 2009.

Our income from continuing operations was $1,515,000 for the second quarter 2010, as compared to $993,000 for the corresponding period of 2009.  Our income from continuing operations for the second quarter of 2010 included income tax expense of $1,101,000 as compared to income tax expense of $91,000 for the corresponding period of 2009.

We had a working capital deficit of $663,000 (which includes working capital of our discontinued operations) as of June 30, 2010, as compared to a working capital of $1,490,000 as of December 31, 2009.  Our working capital deficit was primarily the result of $2,885,000 in earn-out amount payable recorded in connection with the acquisition of our PFNWR facility in June 2007.

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

Results of Operations
The reporting of financial results and pertinent discussions are tailored to three reportable segments: Nuclear, Industrial, and Engineering.

	Three Months Ending				Six Months Ending
	June 30,				June 30,
Consolidated (amounts in thousands)	2010	%	2009	%	2010	%	2009	%
Net revenues	$28,096	100.0	$23,698	100.0	$53,955	100.0	$45,700	100.0
Cost of goods sold	21,356	76.0	18,244	77.0	41,876	77.6	35,675	78.1
Gross profit	6,740	24.0	5,454	23.0	12,079	22.4	10,025	21.9
Selling, general and administrative	3,829	13.6	3,889	16.4	7,653	14.2	7,707	16.9
Loss (gain) on disposal of property
and equipment	―	―	―	―	2	―	(12)	―
Income from operations	$2,911	10.4	$1,565	6.6	$4,424	8.2	$2,330	5.0
Interest income	16	―	41	.2	37	―	93	.2
Interest expense	(208)	(.7)	(468)	(2.0)	(427)	(.8)	(1,015)	(2.2)
Interest expense-financing fees	(103)	(.4)	(63)	(.2)	(206)	(.3)	(76)	(.1)
other	―	―	9	―	5	―	10	―
Income from continuing operations
before taxes	2,616	9.3	1,084	4.6	3,833	7.1	1,342	2.9
Income tax expense	1,101	3.9	91	.4	1,537	2.8	100	.2
Income from continuing operations	1,515	5.4	993	4.2	2,296	4.3	1,242	2.7
Preferred Stock dividends	―	―	―	―	―	―	―	―

Summary – Three and Six Months Ended June 30, 2010 and 2009

Consolidated revenues increased $4,398,000 for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, as follows:

(In thousands)	2010	% Revenue	2009	% Revenue	Change	% Change
Nuclear
Government waste	$9,115	32.4	$5,198	21.9	$3,917	75.4
Hazardous/Non-hazardous	929	3.3	894	3.8	35	3.9
Other nuclear waste	2,861	10.2	3,016	12.7	(155)	(5.1)
CHPRC	12,276	43.7	11,624	49.1	652	5.6
Total	25,181	89.6	20,732	87.5	4,449	21.5

Industrial
Commercial	$1,439	5.1	$1,238	5.2	$201	16.2
Government services	173	0.6	131	0.6	42	32.1
Oil Sales	637	2.3	593	2.5	44	7.4
Total	2,249	8.0	1,962	8.3	287	14.6

Engineering	666	2.4	1,004	4.2	(338)	(33.7)

Total	$28,096	100.0	$23,698	100.0	$4,398	18.6

Net Revenue
The Nuclear Segment realized revenue growth of $4,449,000 or 21.5% for the three months ended June 30, 2010 over the same period in 2009.  Revenue from CHPRC totaled $12,276,000 or 43.7% and $11,624,000 or 49.1% of our total revenue from continuing operations for the three months ended June 30, 2010, and 2009, respectively.  Revenue from CHPRC included approximately $10,298,000 and $7,827,000 generated for the three months ended June 30, 2010 and the corresponding period of 2009, respectively, from the subcontract awarded by CHPRC in the second quarter of 2008, to our M&EC subsidiary to perform a portion of facility operations and waste management activities for the DOE Hanford, Washington Site .  This subcontract (“CHPRC subcontract”) is a cost plus award fee subcontract.  The increase of $2,471,000 or 31.6% from this subcontract was primarily due to increase in labor hours from increased headcount working under this subcontract.  Remaining revenue generated from CHPRC of approximately $1,978,000 and $3,797,000 for the quarter ended June 30, 2010 and the corresponding period of 2009, respectively, was from three existing waste processing contracts we have with CHPRC.  Revenue from government generators (which includes revenue generated from the three waste processing contracts from CHPRC noted above) increased by total of $2,098,000 or 23.3% due primarily to higher activity waste streams processed during the quarter.  Revenue from hazardous and non-hazardous waste was up by $35,000 or 3.9% primarily due to higher average pricing increase of approximately 5.5% which was mostly reduced by volume reduction of approximately 34.1%.  Other nuclear waste revenue decreased approximately $155,000 or 5.1% primarily due to lower waste volume.  Revenue from our Industrial Segment increased $287,000 or 14.6% due primarily to both higher waste volume and better pricing from certain waste streams in commercial revenue.  We saw an increase in oil sales revenue due primarily to increase in average price per gallon of approximately 6.7% with volume remaining constant.  Revenue in our Engineering Segment decreased approximately $338,000 or 33.7% due primarily to decreased billable hours of 31.6% with average billing rate remaining flat.

Consolidated revenues increased $8,255,000 for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, as follows:

(In thousands)	2010	% Revenue	2009	% Revenue	Change	% Change
Nuclear
Government waste	$16,848	31.2	$9,876	21.6	$6,972	70.6
Hazardous/Non-hazardous	1,820	3.4	1,853	4.0	(33)	(1.8)
Other nuclear waste	5,404	10.0	5,746	12.6	(342)	(6.0)
CHPRC	24,001	44.5	22,371	49.0	1,630	7.3
Total	48,073	89.1	39,846	87.2	8,227	20.6

Industrial
Commercial	$2,991	5.6	$2,466	5.4	$525	21.3
Government services	343	0.6	258	0.6	85	32.9
Oil Sales	1,208	2.2	1,347	2.9	(139)	(10.3)
Total	4,542	8.4	4,071	8.9	471	11.6

Engineering	1,340	2.5	1,783	3.9	(443)	(24.8)

Total	$53,955	100.0	$45,700	100.0	$8,255	18.1

The Nuclear Segment realized revenue growth of $8,227,000 or 20.6% for the six months ended June 30, 2010 over the same period in 2009.  Revenue from CHPRC totaled $24,001,000 or 44.5% and $22,371,000 or 49.0% of our total revenue from continuing operations for the six months ended June 30, 2010, and 2009, respectively.  Revenue from CHPRC included approximately $20,345,000 and $15,365,000 generated for the six months ended June 30, 2010 and the corresponding period of 2009, respectively, from the CHPRC subcontract at our M&EC subsidiary as mentioned previously.  The increase of $4,980,000 or 32.4% from this subcontract was primarily due to increase in labor hours from increased headcount working under this subcontract.  Remaining revenue generated from CHPRC of approximately $3,656,000 and $7,006,000 for the six months ended June 30, 2010 and the corresponding period of 2009, respectively, was from three existing waste processing contracts we have with CHPRC.  Revenue from government generators (which includes revenue generated from the three waste processing contracts from CHPRC noted above) increased by total of $3,622,000 or 21.5% due primarily to higher activity waste, which was partially offset by reduced volume. Revenue from hazardous and non-hazardous waste was down $33,000 or 1.8% primarily due to a reduction in volume of approximately 29.7%, which was partially offset by higher average pricing increase of 32.1%. In addition, we saw an increase in remediation revenue.  Other nuclear waste revenue decreased approximately $342,000 or 6.0% primarily due to lower waste volume.  Revenue from our Industrial Segment increased $471,000 or 11.6% due to both higher waste volume and better pricing from certain waste streams, such as in field services, in commercial revenue.  Oil sales revenue was lower resulting from both decreased volume and average price per gallon of 5.9% and 4.1%, respectively. Revenue in our Engineering Segment decreased approximately $443,000 or 24.8% due primarily to decreased billable hours of 22.2% with average billing rate remaining flat.

Cost of Goods Sold
Cost of goods sold increased $3,112,000 for the quarter ended June 30, 2010, as compared to the quarter ended June 30, 2009, as follows:

(In thousands)	2010	% Revenue	2009	% Revenue	Change
Nuclear	$18,145	72.1	$15,860	76.5	$2,285
Industrial	2,585	114.9	1,662	84.7	923
Engineering	626	94.0	722	71.9	(96)
Total	$21,356	76.0	$18,244	77.0	$3,112

The Nuclear Segment’s cost of goods sold for the three months ended June 30, 2010 were up $2,285,000 or 14.4% from the corresponding period of 2009.  The cost of goods sold within our Nuclear Segment includes approximately $8,413,000 and $6,276,000 in cost of goods sold for the three months ended June 30, 2010, and 2009, respectively, related to the CHPRC subcontract.  This increase of $2,137,000 or 34.1% was consistent with the increase in revenue for the CHPRC subcontract.  Excluding the cost of goods sold of the CHPRC subcontract, the Nuclear Segment costs increased approximately $148,000 or 1.5% primarily due to higher payroll and healthcare related costs, higher regulatory costs, and higher consulting expense.  However, cost as a percentage of revenue decreased approximately 8.9% due to revenue mix with treatment and disposal of higher margin wastes.  In the Industrial Segment, cost of goods sold increased $923,000 or 55.5%.  The cost of goods sold included an increase to the environmental reserve of approximately $844,000 recorded in the second quarter for remediation expenditure for our Perma-Fix of South Georgia, Inc. facility (“PFSG”).  We increased our environmental reserve by the $844,000 due to a change in the scope of the remediation requirements mandated by the Georgia Environmental Protection Division (“GEPD”) for our PFSG facility.  As part of our acquisition of PFSG in 1999, we recognized an environmental reserve which represented our estimate at that time of the long-term costs to remove contaminated soil and to undergo groundwater remediation activities at the facility.   Excluding this increase to the reserve, the remaining cost of goods sold increased $79,000 or 4.8% due primarily to the increase in revenue.  We saw increases in materials and supplies, outside service costs, and regulatory costs, which was offset by lower transportation, disposal, and lab costs.   Excluding the reserve of $844,000, cost as a percentage of revenue was down approximately 7.3% due to revenue mix and higher margin used oil sales revenue. Engineering Segment costs decreased approximately $96,000 due primarily to the reduction in revenue resulting from decreased billing hours.  Included within cost of goods sold is depreciation and amortization expense of $1,205,000 and $1,123,000 for the three months ended June 30, 2010, and 2009, respectively.

Cost of goods sold increased $6,201,000 for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, as follows:

(In thousands)	2010	% Revenue	2009	% Revenue	Change
Nuclear	$36,446	75.8	$31,054	77.9	$5,392
Industrial	4,289	94.4	3,315	81.4	974
Engineering	1,141	85.1	1,306	73.2	(165)
Total	$41,876	77.6	$35,675	78.1	$6,201

Cost of goods sold for the Nuclear Segment increased $5,392,000 or 17.4%, which included the cost of goods sold of approximately $16,555,000 related to the CHPRC subcontract. Cost of goods sold for the CHPRC subcontract was approximately $12,302,000 for the six months ended June 30, 2009. The increase in cost of goods sold for the CHPRC subcontract of $4,253,000 or 34.6% was consistent with the increase in revenue for the CHPRC subcontract. Excluding the CHPRC subcontract, the remaining Nuclear Segment cost of goods sold increased $1,139,000 or approximately 6.1% throughout various categories due primarily to the increase in revenue.  Cost as a percentage of revenue decreased by 4.9% due to revenue mix.  In the Industrial Segment, cost of goods sold increased $974,000 or 29.4%.  The cost of goods sold included an increase to the environmental reserve of approximately $844,000 recorded in the second quarter of 2010 for remediation expenditure for our PFSG facility mentioned above.  Excluding this increase to the reserve, cost of goods sold increased $130,000 or 3.9% due to higher transportation costs, outside service costs, and higher regulatory costs for permit matters.  Excluding the environmental reserve increase of approximately $844,000, cost as a percentage of revenue decreased to 75.8% from 81.4% due to revenue mix and our continued effort to reduce costs. The Engineering Segment’s cost of goods sold decreased approximately $165,000 due primarily to lower revenue resulting from reduced billing hours.  Included within cost of goods sold is depreciation and amortization expense of $2,291,000 and $2,246,000 for the six months ended June 30, 2010, and 2009, respectively.

Gross Profit
Gross profit for the quarter ended June 30, 2010, increased $1,286,000 over 2009, as follows:

(In thousands)	2010	% Revenue	2009	% Revenue	Change
Nuclear	$7,036	27.9	$4,872	23.5	$2,164
Industrial	(336)	(14.9)	300	15.3	(636)
Engineering	40	6.0	282	28.1	(242)
Total	$6,740	24.0	$5,454	23.0	$1,286

The Nuclear Segment gross profit increased $2,164,000 or 44.4% in the three months ended June 30, 2010 from the corresponding period of 2009.  The Nuclear gross profit included $1,885,000 and $1,551,000 in gross profit for the three months ended June 30, 2010 and 2009, respectively, for the CHPRC subcontract.  Gross margin on the CHPRC subcontract of approximately 18.3% and 19.8% for the three months ended June 30, 2010 and 2009, respectively, was in accordance with the contract fee provisions.  Excluding the gross profit of the CHPRC subcontract, gross profit increased $1,830,000 and gross margin increased approximately 8.9% to 34.6% from 25.7% primarily due to higher revenue and higher margin wastes received and processed in the quarter.  The Industrial Segment had a negative gross profit of $336,000.  The negative gross profit was attributed to the $844,000 increase in environmental reserve recorded in the second quarter for remediation expenditure for our PFSG facility.  Excluding this increase to the reserve, the increase in gross profit of $208,000 and gross margin of approximately 7.3% was the result of higher volume and higher pricing in certain waste streams.  We saw an increase of approximately 6.7% in the average price per gallon in used oil sales, which is a higher margin waste stream. The decrease in gross profit and gross margin in the Engineering Segment was due primarily to lower revenue resulting from decreased external billable hours.

Gross profit for the six months ended June 30, 2010, increased $2,054,000 over 2009, as follows:

(In thousands)	2010	% Revenue	2009	% Revenue	Change
Nuclear	$11,627	24.2	$8,792	22.1	$2,835
Industrial	253	5.6	756	18.6	(503)
Engineering	199	14.9	477	26.8	(278)
Total	$12,079	22.4	$10,025	21.9	$2,054

The Nuclear Segment gross profit increased $2,835,000 or 32.2%, which included gross profit of approximately $3,790,000 and $3,063,000 in gross profit for the six months ended June 30, 2010 and 2009, respectively, for the CHPRC subcontract.  Gross margin on the CHPRC subcontract of approximately 18.6% and 19.9% for the six months ended June 30, 2010 and the corresponding period of 2009, respectively, was in accordance with the contract fee provisions. Excluding the CHPRC subcontract, Nuclear Segment gross profit increased $2,108,000 or 36.8%.  The increase in gross margin of 4.9% from 23.4% to 28.3% was primarily to due higher margin waste.  Gross profit for the Industrial Segment decreased $503,000 or 66.5%.  Gross profit for the six months ended June 30, 2010, included an $844,000 increase to the environmental reserve recorded in the second quarter of 2010 for remediation expenditure for our PFSG facility mentioned above.  Excluding this increase to the reserve of approximately $844,000, gross profit for the Industrial Segment increased $341,000 due to the increase in revenue.  The increase in gross margin of 5.6%, excluding the $844,000 increase to the environmental reserve, was attributed to revenue mix, in addition to volume increases in certain waste streams.  The Engineering Segment gross profit decreased approximately $278,000 or 58.3% primarily due to reduction in external labor hours.

Selling, General and Administrative
Selling, general and administrative ("SG&A") expenses decreased $60,000 for the three months ended June 30, 2010, as compared to the corresponding period for 2009, as follows:

(In thousands)	2010	% Revenue	2009	% Revenue	Change
Administrative	$1,643	¾	$1,431	¾	$212
Nuclear	1,722	6.8	1,930	9.3	(208)
Industrial	380	16.9	405	20.6	(25)
Engineering	84	12.6	123	12.3	(39)
Total	$3,829	13.6	$3,889	16.4	$(60)

Our SG&A for the three months ended June 30, 2010 decreased $60,000 or 1.5% over the corresponding period of 2009.  The increase in administrative SG&A was primarily the result of higher outside service expense relating to corporate business and legal matters, consulting initiatives, and information technology issues.  In addition, we incurred higher Management Incentive Plan (“MIP”) bonus resulting from higher revenue, higher travel expense, and certain healthcare related expense.  The decrease in Nuclear Segment SG&A was due mainly to significant lower bad debt expense of $142,000, payroll related expense, and lower general expenses as we continue to streamline our costs.  This decrease was partially offset by higher bonus/commission resulting from higher revenue.  Industrial Segment SG&A decreased approximately $25,000 due primarily to lower outside service expense, lower general expense, and lower depreciation expense resulting from the fully depreciated waste tracking Enviroware system in January 2010.  This decrease in SG&A was partially offset by higher salaries and payroll related expense resulting from increased sales force and higher bad debt expense. The reduction in Engineering Segment’s SG&A was primarily due to lower bad debt expense, lower general expense (trade show/convention), and lower salaries and payroll related expenses. Included in SG&A expenses is depreciation and amortization expense of $8,000 and $78,000 for the three months ended June 30, 2010, and 2009, respectively.

SG&A expenses decreased $54,000 for the six months ended June 30, 2010, as compared to the corresponding period for 2009, as follows:

(In thousands)	2010	% Revenue	2009	% Revenue	Change
Administrative	$3,241	¾	$2,934	¾	$307
Nuclear	3,462	7.2	3,732	9.4	(270)
Industrial	746	16.4	811	19.9	(65)
Engineering	204	15.2	230	12.9	(26)
Total	$7,653	14.2	$7,707	16.9	$(54)

SG&A decreased $54,000 or 0.7% for the six months ended June 30, 2010 as compared to the corresponding period of 2009.  The increase in administrative SG&A of approximately $307,000 was primarily the same reasons as mentioned above for the three months ended June 30, 2010.  Nuclear Segment SG&A was down approximately $270,000 or 7.2% due mainly to reduction in bad debt expense of approximately $188,000, with the remaining due primarily to lower payroll and healthcare related expenses and lower bonus/commission.  The decrease was partially offset by higher outside services related to business development/consulting.  The decrease in SG&A for the Industrial Segment was primarily due to the same reason as noted above for the second quarter. The Engineering Segment’s SG&A expense decreased approximately $26,000 primarily due to lower salaries and payroll related expenses, lower general expense, and lower outside services.  Included in SG&A expenses is depreciation and amortization expense of $58,000 and $135,000 for the six months ended June 30, 2010 and 2009, respectively.

Interest Expense
Interest expense decreased $260,000 and $588,000 for the three and six months ended June 30, 2010, respectively, as compared to the corresponding period of 2009.

	Three Months			Six Months
(In thousands)	2010	2009	Change	2010	2009	Change
PNC interest	$110	$221	$(111)	$237	$383	$(146)
Other	98	247	(149)	190	632	(442)
Total	$208	$468	$(260)	$427	$1,015	$(588)

The decrease in interest expense for the three and six months ended June 30, 2010, as compared to the corresponding period in 2009 was due primarily to lower interest on our revolver and term note resulting from lower average balances and lower interest rate from an amendment entered into with PNC on January 25, 2010 (see “Liquidity and Capital Resources of the Company - Financing Activities” for information regarding this Amendment).  In addition, we incurred lower interest expense resulting from payoff of the PDC note in May 2009 at our M&EC facility.  Also, interest expense related to certain vendor invoices was lower throughout 2010 as compared to the corresponding period of 2009.

Interest Expense - Financing Fees
Interest expense-financing fees increased approximately $40,000 and $130,000 for the three and six months ended June 30, 2010, respectively, as compared to the corresponding period of 2009.  The increase for both periods was due primarily to debt discount amortized as financing fees in connection with the issuance of 200,000 shares of the Company’s Common Stock and two Warrants for purchase up to 150,000 shares of the Company’s Common Stock as consideration for the Company receiving a $3,000,000 loan from Mr. William Lampson and Mr. Diehl Rettig in May 2009.

Interest Income
Interest income decreased approximately $25,000 and $56,000 for the three and six months ended June 30, 2010, as compared to the corresponding period of 2009, respectively.  The decrease for the three and six months is primarily the result of lower interest earned on the finite risk sinking fund due to lower interest rates.

Income Tax Expense
Income tax expense for continuing operations was $1,101,000 for the three months ended June 30, 2010, as compared to $91,000 for the corresponding period of 2009 and $1,537,000 for the six months ended June 30, 2010, as compared to $100,000 for the corresponding period of 2009.  The Company’s effective tax rates were approximately 42.1% and 8.4% for the three months ended June 30, 2010 and 2009, respectively, and 40.1% and 7.5% for the six months ended June 30, 2010 and 2009, respectively.  The higher income tax for the three and six months period ended June 30, 2010, as compared to the corresponding period of 2009, was due to less valuation allowance on our deferred tax asset related to federal and state net operating loss (NOL) carryforwards.  We have full valuation allowance on all of our deferred tax assets in 2009.

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

We had net loss of $69,000 and $213,000 for our discontinued operations for the three and six months ended June 30, 2010, respectively, as compared to net loss of $242,000 and net income of $57,000 for the three and six months ended June 30, 2009, respectively.  The net income for the six months ended June 30, 2009 included a recovery of approximately $400,000 in closure costs for PFTS recorded in the first quarter of 2009 resulting from the release of our financial assurance bond for PFTS by the appropriate regulatory authority after the buyer of PFTS acquired its financial assurance.  The net loss for the three months ended June 30, 2009, included approximately $119,000 in interest expense related to a certain excise tax audit for fiscal years 1999 to 2006 for PFTS.

Assets and liabilities related to discontinued operations total $746,000 and $2,076,000 as of June 30, 2010, respectively and $825,000 and $2,426,000 as of December 31, 2009, respectively.

Liabilities within our discontinued operations include a pension payable at PFMI of $817,000 as of June 30, 2010.  The pension plan withdrawal liability is a result of the termination of the union employees of PFMI.  The PFMI union employees participated in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST.  The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period.  This obligation is recorded as a long-term liability, with a current portion of $199,000 that we expect to pay over the next year.

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

At June 30, 2010, we had cash of $68,000.  The following table reflects the cash flow activities during the first six months of 2010.

(In thousands)	2010
Cash provided by continuing operations	$4,578
Cash used in discontinued operations	(520)
Cash used in investing activities of continuing operations	(3,383)
Cash provided by investing activities of discontinued operations	37
Cash used in financing activities of continuing operations	(785)
Decrease in cash	$(73)

We are in a net borrowing position and therefore attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense.  We utilize a centralized cash management system, which includes remittance lock boxes and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility or the Money Market account, if applicable.  The cash balance at June 30, 2010, primarily represents minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities
Accounts Receivable, net of allowances for doubtful accounts, totaled $10,078,000, a decrease of $3,063,000 over the December 31, 2009, balance of $13,141,000.  The Nuclear Segment experienced a decrease of approximately $3,019,000 due primarily to improved collection effort.  The Industrial Segment experienced an increase of approximately $101,000 due primarily to increase in revenue.  The Engineering Segment experienced a decrease of approximately $145,000 due mainly to reduction in revenue.

Unbilled receivables are generated by differences between invoicing timing and our performance based methodology used for revenue recognition purposes.  As major processing phases are completed and the costs incurred, we recognize a corresponding percentage of revenue.  We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables.  The timing differences occur for several reasons:  partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal. These delays usually take several months to complete.  As of June 30, 2010, unbilled receivables totaled $10,785,000, a reduction of $1,575,000 from the December 31, 2009, balance of $12,360,000.  The delays in processing invoices, as mentioned above, usually take several months to complete but are normally considered collectible within twelve months.  However, as we now have historical data to review the timing of these delays, we realize that certain issues, including, but not limited to, delays at our third party disposal site, can exacerbate collection of some of these receivables greater than twelve months.  Therefore, we have segregated the unbilled receivables between current and long term.  The current portion of the unbilled receivables as of June 30, 2010 is $8,166,000, a reduction of $1,692,000 from the balance of $9,858,000 as of December 31, 2009.  The long term portion as of June 30, 2010 is $2,619,000, an increase of $117,000 from the balance of $2,502,000 as of December 31, 2009.

As of June 30, 2010, total consolidated accounts payable was $4,097,000, a decrease of $830,000 from the December 31, 2009, balance of $4,927,000.  The decrease was due primarily to payments of our vendor invoices using cash generated from our operations.  We continue to negotiate and manage payment terms with our vendors to maximize our cash position throughout all segments.

Accrued Expenses as of June 30, 2010, totaled $9,180,000, an increase of $2,702,000 over the December 31, 2009, balance of $6,478,000.  Accrued expenses are made up of accrued compensation, interest payable, insurance payable, certain tax accruals, and other miscellaneous accruals.  The increase was primarily due to approximately $2,885,000 recorded in earn-out amount payable for fiscal year ending June 30, 2010 in connection with the acquisition of our PFNWR facility in June 2007 (see “Liquidity and Capital Resources of the Company – Financing Activities” for further information regarding this earn-out amount).

Disposal/transportation accrual as of June 30, 2010, totaled $2,275,000, a decrease of $486,000 over the December 31, 2009 balance of $2,761,000.  The decrease was mainly attributed to the reduction of the legacy waste accrual at PFNWR facility.

We had a working capital deficit of $663,000 (which includes working capital of our discontinued operations) as of June 30, 2010, as compared to a working capital of $1,490,000 as of December 31, 2009.  The pay down of our accounts payable and the reduction of our unearned revenue have positively impacted our working capital; however, our working capital was negatively impacted by the $2,885,000 in earn-out amount payable recorded in 2010 in connection with the acquisition of our PFNWR facility in June 2007.

Investing Activities
Our purchases of capital equipment for the six months ended June 30, 2010, totaled approximately $1,467,000.  These expenditures were for improvements to operations primarily within the Nuclear and Industrial Segments.  These capital expenditures were funded by the cash provided by operations. We have budgeted capital expenditures of approximately $2,000,000 for fiscal year 2010 for our segments to expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements.  Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether.  We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount.  The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.  We anticipate funding these capital expenditures by a combination of lease financing and internally generated funds.

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

As of June 30, 2010, our total financial coverage amount under this policy totaled $36,345,000.  We have recorded $11,541,000 in our sinking fund related to the policy noted above on the balance sheet, which includes interest earned of $828,000 on the sinking fund as of June 30, 2010.  Interest income for the three and six months ended June 30, 2010, was approximately $9,000, and $23,000, respectively.  On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract.  If we so elect, Chartis is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with Chartis.  The policy provides an initial $7,800,000 of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8,200,000.  The policy will renew automatically on an annual basis at the end of the four year term and will not be subject to any renewal fees.  The policy requires total payment of $7,158,000, consisting of an initial payment of $1,363,000, and two annual payments of $1,520,000, payable by July 31, 2008 and July 31, 2009, and an additional $2,755,000 payment to be made in five quarterly payments of $551,000 beginning September 2007.  In July 2007, we paid the initial payment of $1,363,000, of which $1,106,000 represented premium on the policy and the remaining was deposited into a sinking fund account.  We have made each of the annual payments of $1,520,000, of which $1,344,000 was deposited into a sinking fund account and the remaining represented premium. We have also made all of the five quarterly payments which were deposited into a sinking fund.  As of June 30, 2010, we have recorded $5,855,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $155,000 on the sinking fund as of June 30, 2010.  Interest income for the three and six months ended June 30, 2010 totaled approximately $7,000 and $14,000, respectively.

It has been previously reported that AIG, parent company of Chartis, has experienced financial difficulties and is continuing to experience financial difficulties. In the event of failure of AIG, this could significantly impact our operations and our permits.

Financing Activities
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Loan Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank, as amended.  The Agreement provided for a term loan ("Term Loan") in the amount of $7,000,000, which requires monthly installments of $83,000.  The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended.  The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary.  As of June 30, 2010, the excess availability under our Revolving Credit was $8,100,000 based on our eligible receivables.

Pursuant to the Loan Agreement, as amended, we may terminate the Loan Agreement upon 90 days’ prior written notice upon payment in full of the obligation.  No early termination fee shall apply if we pay off our obligations after August 5, 2010.

On January 25, 2010, we entered into an Amendment to our PNC Loan Agreement.  This Amendment amended the interest rate to be paid under the LIBOR option.  Under the terms of the Loan Agreement, we are to pay interest on the outstanding balance of the term loan and the revolving line of credit, at our option, based on prime plus 2.5% and 2.0%, respectively, or LIBOR plus 3.5% and 3.0%, respectively.  Under the Loan Agreement prior to this Amendment, the LIBOR option included a 2.5% floor, which limited the minimum interest rates on the term loan and revolving line of credit at 6.0% and 5.5%, respectively.  Under this Amendment, we and PNC agreed to lower the floor on the LIBOR interest rate option by 150 basis points to 1.0%, allowing for minimum interest rate floor under the LIBOR option on the outstanding balances of our term loan and revolving line of credit of 4.5% and 4.0%, respectively.  The prime rate option of prime plus 2.5% and 2.0% in connection with our term loan and revolving line of credit, respectively, was not changed under this Amendment.  All other terms of the Loan Agreement, as amended prior to this Amendment, remain substantially unchanged.  As result of this Amendment, the effective rate for our revolving line of credit and Term note was approximately 4.43% and 4.81%, respectively, for the six months ended 2010, resulting from the combination of the prime rate and LIBOR options.

Our credit facility with PNC Bank contains certain financial covenants, along with customary representations and warranties.  A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility triggering our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit.  We met our financial covenants in each of the quarters in 2009, and we expect to meet our financial covenants in 2010.  The following table illustrates the most significant financial covenants under our credit facility and reflects the quarterly compliance required by the terms of our senior credit facility as of June 30, 2010:

	Quarterly	1st Quarter	2nd Quarter
(Dollars in thousands)	Requirement	Actual	Actual
	(dollares in thousands)	(dollares in thousands)	(dollares in thousands)
PNC Credit Facility
Fixed charge coverage ratio	1:25:1	2:72:1	2:45:1
Minimum tangible adjusted net worth	$30,000	$61,900	$61,067

In conjunction with our acquisition of Perma-Fix Northwest Richland, Inc. (“PFNWR”) and Perma-Fix Northwest, Inc. (“PFNW”), we agreed to pay shareholders of Nuvotec (n/k/a PFNW) that qualified as accredited investors, pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2,500,000, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest accrued on the outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.  As of June 30, 2010, we have paid two of the three principal installments of $833,333, along with accrued interest.  Interest paid as of June 30, 2010 totaled approximately $560,000, which represents interest from June 2007 to June 2010.

In connection with the acquisition of PFNW and PFNWR, we are required to pay to those former shareholders of PFNW immediately prior to our acquisition, an earn-out amount upon meeting certain conditions for each fiscal year ending June 30, 2008, to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended (“Agreement”).  Under the Agreement, the earn-out amount to be paid for any particular fiscal year is to be an amount equal to 10% of the amount that the revenues for our nuclear business (as defined) for such fiscal year exceeds the budgeted amount of revenues for our nuclear business for that particular period.  No earn-out was required to be paid for fiscal year 2008 and we paid $734,000 in earn out for fiscal year 2009 in the third quarter of 2009.  Pursuant to the Agreement, any indemnification obligations payable to the Company by the former shareholders Nuvotec will be deducted (“Offset Amount”) from any earn-out amounts payable by the Company for the fiscal year ending June 30, 2010, and June 30, 2011.  Pursuant to the Agreement, the aggregate amount of any Offset Amount may total up to $1,000,000, except an Offset Amount is unlimited as to indemnification relating to liabilities for taxes, misrepresentation or inaccuracies with respect to the capitalization of Nuvotec or PEcoS or for willful or reckless misrepresentation of any representation, warranty or covenant.  At this time, we have identified certain Offset Amounts against the earn-out for the twelve month period ending June 30, 2010.  The Offset Amount includes the sum of approximately $93,000 relating to an excise tax issue and a refund request from a PEcoS customer in connection with services for waste treatment prior to our acquisition of PFNWR and PFNW.  A potential Offset Amount is in connection with the receipt of nonconforming waste at the PFNWR facility prior to our acquisition of PFNWR and PFNW (“Nonconforming Waste Issue”).  We are currently reviewing this potential Offset Amount relating to the Nonconforming Waste Issue.  We are currently involved in litigation with the party that delivered the nonconforming waste to the facility prior to our acquisition of PFNWR and PFNW.  See “Known Trends and Uncertainties—Certain Legal Matters” of this Management’s Discussion and Analysis. The Company may elect to pay any future earn-out amounts in excess of $1,000,000 after any Offset Amount, for each fiscal year ended June 30, 2010, and 2011 by means of a three year unsecured promissory note bearing an annual rate of 6.0%, payable in 36 equal monthly installments due on the 15th day of each months.  As of June 30, 2010, we have calculated that $2,978,000 in earn-out amount has been earned for fiscal year ended June 30, 2010, less any Offset Amounts.  The earn-out amount payable includes the Offset Amount of $93,000 as mentioned above but does not include the potential Offset Amount in connection with the Nonconforming Waste Issue as we are still reviewing such potential Offset Amount.  Accordingly, as of June 30, 2010, we have recorded the $2,978,000 in earn-out as an increase to goodwill for PFNWR, with an increase to accrued expense payable of $2,885,000 and a reduction to receivable of $93,000, which represents the Offset Amount previously recorded.  This Offset Amount of $93,000 may be increased should we determine the amount of offset for the Nonconforming Waste Issue. We anticipate paying the earn-out amount in the third quarter of 2010.

On May 8, 2009, the Company entered into a promissory note with William N. Lampson and Diehl Rettig (collectively, the “Lenders”) for $3,000,000. The Lenders were formerly shareholders of PFNW and PFNWR prior to our acquisition of PFNW and PFNWR and are also stockholders of the Company having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  We used the proceeds of the loan primarily to pay off a promissory note entered into by our M&EC subsidiary with PDC in June 2001, with the remaining funds used for working capital purposes. The promissory note provides for monthly principal repayment of approximately $87,000 plus accrued interest, starting June 8, 2009, and on the 8th day of each month thereafter, with interest payable at LIBOR plus 4.5%, with LIBOR at least 1.5%.  Any unpaid principal balance along with accrued interest is due May 8, 2011.  We paid approximately $22,000 in closing costs for the promissory note which is being amortized over the term of the note.  The promissory note may be prepaid at anytime by the Company without penalty.  As consideration of the Company receiving this loan, we issued a Warrant to Mr. Lampson and a Warrant to Mr. Diehl to purchase up to 135,000 and 15,000 shares, respectively, of the Company’s Common Stock at an exercise price of $1.50 per share.  The Warrants are exercisable six months from May 8, 2009 and expire on May 8, 2011.  We also issued an aggregate of 200,000 shares of the Company’s Common Stock with Mr. Lampson receiving 180,000 shares and Mr. Rettig receiving 20,000 shares of the Company’s Common Stock.  We estimated the fair value of the Common Stock and Warrants to be approximately $476,000 and $190,000, respectively.  The fair value of the Common Stock and Warrants was recorded as a debt discount and is being amortized over the term of the loan as interest expense – financing fees.  Debt discount amortized as of June 30, 2010 totaled approximately $382,000.   Mr. Rettig is now deceased; accordingly, the remaining portion of the note payable to Mr. Rettig and the Warrants and Stock issued to him is now payable to and held by his personal representative or estate.

During the six months ended June 30, 2010, we issued an aggregate of 350,000 shares of our Common Stock upon exercise of 350,000 employee stock options, at exercise prices ranging from $1.25 to $2.19.  As previously disclosed in the first quarter of 2010, an employee used 38,210 shares of personally held Company Common Stock as payment for the exercise of 70,000 options to purchase 70,000 shares of the Company’s Common Stock at $1.25 per share, as permitted under the 1993 Non-Qualified Stock Option Plan.  The 38,210 shares are held as treasury stock.  The cost of the 38,210 shares was determined to be approximately $88,000 in accordance with the Plan.  As of June 30, 2010, we received $509,000 in total proceeds from stock option exercise.

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

Contractual Obligations
The following table summarizes our contractual obligations at June 30, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

		Payments due by period
Contractual Obligations	Total	2010	2011- 2013	2014 - 2015	After 2015
Long-term debt (1)	$10,885	$1,101	$9,765	$19	$	¾
Interest on fixed rate long-term debt (2)	69	¾	69	¾		—
Interest on variable rate debt (3)	648	187	461	¾		¾
Operating leases	2,606	456	1,507	335		308
Finite risk policy (4)	4,154	1,073	3,081	¾		¾
Pension withdrawal liability (5)	817	69	698	50		¾
Environmental contingencies (6)	2,255	245	1,494	212		304
Earn Out Amount - PFNWR (7)	2,885	2,885	—	—		—
Purchase obligations (8)	—	—	—	—		—
Total contractual obligations	$24,319	$6,016	$17,075	$616		$612

(1)
Amount excludes debt discount of approximately $81,000 for the two Warrants and $203,000 for the 200,000 shares of the Company Stock issued in connection with the $3,000,000 loan between the Company and Mr. William Lampson and Mr. Diehl Rettig.  See “Liquidity and Capital Resources of the Company – Financing Activities” earlier in this Management’s Discussion and Analysis for further discussion on the debt discount.

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

(7)
In connection with the acquisition of PFNW and PFNWR in June 2007, we are required to pay to those former shareholders of PFNW immediately prior to our acquisition, if certain revenue targets are met, an earn-out amount for each fiscal year ending June 30, 2008, to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended.  No earn-out amount was required to be paid for fiscal year 2008 and we paid $734,000 in earn-out amount for the fiscal year 2009 in the third quarter of 2009.  For fiscal year ended June 30, 2010, we have calculated that we are required to pay $2,885,000 in earn-out amount at this time, which was net of a $93,000 Offset Amount, representing indemnification obligations payable to the Company by Nuvotec, PEcoS, and the former shareholders.  We are currently reviewing a potential Offset Amount in connection with the receipt of nonconforming waste at the PFNWR facility prior to our acquisition of PFNWR and PFNW.  See “Liquidity and Capital Resources of the Company - Financing Activities” in this “Management and Discussion and Analysis of Financial Condition and Results of Operations” for further information on the earn-out amount.

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

Allowance for Doubtful Accounts.  The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that are uncollectible.  We regularly review all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balances that are uncollectible.  Specific accounts that are deemed to be uncollectible are reserved at 100% of their outstanding balance.  The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for balances 91-120 days and 40% for balances over 120 days aged), based on a historical valuation, that allows us to calculate the total reserve required. This allowance was approximately 0.3% of revenue for 2009, and 2.2% of accounts receivable, as of December 31, 2009.  This allowance was approximately 0.6% of revenue as of June 30, 2010, and 2.9% of accounts receivable as of June 30, 2010.

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

Property and Equipment. Property and equipment expenditures are capitalized and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes, while accelerated depreciation methods are principally used for income tax purposes.  Generally, annual depreciation rates range from ten to forty years for buildings (including improvements and asset retirement costs) and three to seven years for office furniture and equipment, vehicles, and decontamination and processing equipment.  Leasehold improvements are capitalized and amortized over the lesser of the term of the lease or the life of the asset.  Maintenance and repairs are charged directly to expense as incurred.  The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss from sale or retirement is recognized in the accompanying consolidated statements of operations. Renewals and improvement, which extend the useful lives of the assets, are capitalized.  We include within buildings, asset retirement obligations, which represents our best estimates of the cost to close, at some undetermined future date, our permitted and/or licensed facilities.

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

The Louisiana Department of Environmental Quality (“LDEQ”) has collected approximately $8,400,000 to date for the remediation of the site (Perma-Fix subsidiaries have not been required to contribute any of the $8,400,000) and has completed removal of above ground waste from the site, with approximately $5,000,000 remaining in this fund held by the LDEQ. The EPA’s unofficial estimate to complete remediation of the site is between $9,000,000 and $12,000,000, including work performed by LDEQ to date; however, based on preliminary outside consulting work hired by the PRP group, which we are a party to, the remediation costs could be below EPA’s estimation.  During 2009, a site assessment was conducted and paid for by the PRP group, the cost of which was exclusive of the $8,400,000.  No unexpected issues were identified during the assessment.  Collections from small contributors have also begun for remediation of this site.  Remediation activities going forward will be funded by LDEQ, until those funds are exhausted, at which time, any additional requirements, if needed, will be funded from the small contributors.  Once funds from the small contributors are exhausted, if additional funds are required, we believe that they should be provided by the members of the PRP group.  As part of the PRP Group, we paid an initial assessment of $10,000, which was allocated among the facilities. In addition, we have paid our contribution of the site assessment of $27,000, of which $9,000 was paid in the first quarter of 2010.  As of the date of this report, we cannot accurately access our ultimate liability.  The Company records its environmental liabilities when they are probable of payment and can be estimated within a reasonable range. Since this contingency currently does not meet this criteria, a liability has not been established.

Industrial Segment Divested Facilities/Operations
As previously disclosed, our subsidiary, Perma-Fix Treatment Services, Inc. (“PFTS”), sold substantially all of its assets in May 2008, pursuant to an Asset Purchase Agreement, as amended (“Agreement”).  Under the Agreement, the buyer, A Clean Environment, Inc. (“ACE”) assumed certain debts and obligations of PFTS.  We sued ACE regarding certain liabilities which we believed ACE assumed and agreed to pay under the Agreement but which ACE refused to pay.  ACE filed a counterclaim against us alleging that PFTS made certain misrepresentations and failed to disclose certain liabilities.  The pending litigation is styled American Environmental Landfill, Inc. v. Perma-Fix Environmental Services, Inc. v. A Clean Environment, Inc., Case No. CJ-2008-659, pending in the District Court of Osage County, State of Oklahoma.  This matter was ordered to arbitration, which was heard in April 2010.  On May 11, 2010 the Arbitrator ruled in favor of PFTS on all but one issue of contention.  More specifically, the Arbitrator (i) ruled in favor of the Company and PFTS on each of the claims asserted by ACE with the exception of a single claim in the amount of approximately $4,000; and (ii) ruled in favor of the Company and PFTS (a) in the amount of approximately $57,000 representing liabilities assumed by ACE but paid by PFTS, together with an order directing ACE to indemnify and hold harmless the Company and PFTS from any damages, costs or expenses, including reasonable attorney’s fees, associated with other unpaid accounts payable totaling approximately $44,000; and (b) in the amount of approximately $114,000 on a claim relating to an equipment lease, together with an order directing ACE to indemnify and hold harmless the Company and PFTS from any damages, costs or expenses, including reasonable attorney’s fees associated with any future liability or loss arising out of the equipment lease. The Arbitrator’s award has been entered as a judgment by the court.  ACE has challenged the confirmation of award and the entry of a final judgment based on the award, and has indicated that they may appeal the Arbitrator’s award and any judgment entered thereon.

Perma-Fix of Northwest Richland, Inc. (“PFNWR”)
PFNWR has filed a complaint alleging breach of contract and seeking the Court to direct specific performance of the “return-of-waste clause” contained in the brokerage contract between a previous owner of the facility now owned by PFNWR and Philotechnics, Ltd. (“Philo”), with regard to a quantity of non-conforming waste Philo delivered to the PFNWR facility prior to the acquisition of the facility by PFNWR for treatment on behalf of Philo’s customer El du Pont de Nemours and Company (“DuPont”).  In the complaint, we asked the Court to either: (A) order Philo to specifically perform its obligations under the “return-of-waste” clause of the Contract by physically taking custody of and by removing the nonconforming waste, and order that Philo pay PFNWR the additional costs of maintaining and managing the waste or, (B) order Philo to pay PFNWR the cost to treat and dispose of the nonconforming waste so as to allow PFNWR to compliantly dispose of that waste offsite.

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

We performed services relating to waste generated by the federal government, either directly or indirectly as a subcontractor (including CHPRC as discussed below) to the federal government, representing approximately $21,391,000 or 76.1% (within our Nuclear Segment) and $40,849,000 or 75.7% of our total revenue from continuing operations during the three and six months ended June 30, 2010, respectively, as compared to $16,822,000 or 71.0% and $32,247,000 or 70.6% of our total revenue from continuing operations during the corresponding period of 2009.

During the second quarter of 2008, our M&EC facility was awarded a subcontract by CHPRC, a general contractor to the DOE, to participate in the cleanup of the central portion of the Hanford Site.  On October 1, 2008, operations of this subcontract commenced at the DOE Hanford Site.  We believe full operations under this subcontract will result in revenues for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year base period.  As provided above, M&EC’s subcontract is terminable or subject to renegotiation, at the option of the government, on 30 days notice.  Effective October 1, 2008, CHPRC also assumed responsibility for three existing Nuclear Segment waste processing contracts that were previously managed by DOE’s general contractor prior to CHPRC.  These three contracts were renegotiated and extended through September 30, 2013.  Revenues from CHPRC totaled $12,276,000 or 43.7% and $24,001,000 or 44.5% of our total revenue from continuing operations for three and six months ended June 30, 2010, respectively, as compared to $11,624,000 or 49.1% and $22,371,000 or 49.0% of our total revenue from continuing operations during the corresponding period of 2009.

Insurance. We believe we maintain insurance coverage similar to, or greater than, the coverage maintained by other companies of the same size and industry, which complies with the requirements under applicable environmental laws. We evaluate our insurance policies annually to determine adequacy, cost effectiveness and desired deductible levels. Due to the continued uncertainty in the economy, changes within the environmental insurance market, and the financial difficulties of AIG, whose subsidiary Chartis, is the provider of our financial assurance policies, we have no guarantees as to continued coverage by Chartis, that we will be able to obtain similar insurance in future years, or that the cost of such insurance will not increase materially.

Climate Change. Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. There is a number of pending legislative and regulatory proposals to address greenhouse gas emissions. For example, in June 2009 the U.S. House of Representatives passed the American Clean Energy and Security Act that would phase-in significant reductions in greenhouse gas emissions if enacted into law. The U.S. Senate has been considering a different bill, and it is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program may be adopted. These actions could increase costs associated with our operations.  Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future consolidated financial condition, results of operations or cash flows.

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

At June 30, 2010, we had total accrued environmental remediation liabilities of $2,255,000 of which $310,000 is recorded as a current liability, which reflects an increase of $528,000 from the December 31, 2009, balance of $1,727,000.  The net increase represents an increase in our reserve of approximately $844,000 recorded in the second quarter of 2010, due to a change in the scope of the remediation requirements mandated by the Georgia Environmental Protection Division (“GEPD”) for our PFSG facility, as well as payment of approximately $316,000 on remediation projects.  The June 30, 2010, current and long-term accrued environmental balance is recorded as follows (in thousands):

	Current Accrual	Long-term Accrual	Total
PFD	$116	$142	$258
PFM	67	296	363
PFSG	75	1,497	1,572
PFMI	52	10	62
Total Liability	$310	$1,945	$2,255

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC and with Mr. William Lampson and Mr. Diehl Rettig (who is now deceased and the loan is payable to his representative or estate) .  The interest rates payable to PNC are based on a spread over prime rate or a spread over a minimum floor base LIBOR of 1.0% and the interest rates payable on the promissory note to Mr. Lampson and Mr. Rettig is based on a spread over a minimum floor base LIBOR of 1.5%.  As of June 30, 2010, the Company had approximately $9,692,000 in variable rate borrowing.  Assuming a 1% change in the average interest rate as of June 30, 2010, our interest cost would change by approximately $96,920.  As of June 30, 2010, we had no interest swap agreement outstanding.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding the required disclosure.  Based on the most recent assessment, which was completed as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended) are effective, as of June 30, 2010.

(b)	Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2009, and Item 1, Part II of our Form 10-Q for the period ended March 31, 2010, which are incorporated herein by reference, except for the legal proceeding as noted below relating to Perma-Fix of Northwest Richland, Inc.  In addition, the following developments have occurred with regard to the Perma-Fix Treatment Services, Inc. proceeding noted below:

Industrial Segment Divested Facilities/Operations
As previously disclosed, our subsidiary, Perma-Fix Treatment Services, Inc. (“PFTS”), sold substantially all of its assets in May 2008, pursuant to an Asset Purchase Agreement, as amended (“Agreement”).  Under the Agreement, the buyer, A Clean Environment, Inc. (“ACE”) assumed certain debts and obligations of PFTS.  We sued ACE regarding certain liabilities which we believed ACE assumed and agreed to pay under the Agreement but which ACE refused to pay.  ACE filed a counterclaim against us alleging that PFTS made certain misrepresentations and failed to disclose certain liabilities.  The pending litigation is styled American Environmental Landfill, Inc. v. Perma-Fix Environmental Services, Inc. v. A Clean Environment, Inc., Case No. CJ-2008-659, pending in the District Court of Osage County, State of Oklahoma.  This matter was ordered to arbitration, which was heard in April 2010.  On May 11, 2010 the Arbitrator ruled in favor of PFTS on all but one issue of contention.  More specifically, the Arbitrator (i) ruled in favor of the Company and PFTS on each of the claims asserted by ACE with the exception of a single claim in the amount of approximately $4,000; and (ii) ruled in favor of the Company and PFTS (a) in the amount of approximately $57,000 representing liabilities assumed by ACE but paid by PFTS, together with an order directing ACE to indemnify and hold harmless the Company and PFTS from any damages, costs or expenses, including reasonable attorney’s fees, associated with other unpaid accounts payable totaling approximately $44,000; and (b) in the amount of approximately $114,000 on a claim relating to an equipment lease, together with an order directing ACE to indemnify and hold harmless the Company and PFTS from any damages, costs or expenses, including reasonable attorney’s fees associated with any future liability or loss arising out of the equipment lease. The Arbitrator’s award has been entered as a judgment by the court.  ACE has challenged the confirmation of award and the entry of a final judgment based on the award, and has indicated that they may appeal the Arbitrator’s award and any judgment entered thereon.

Perma-Fix of Northwest Richland, Inc. (“PFNWR”)
PFNWR has filed a complaint in the U.S. District Court, Eastern District of Tennessee at Knoxville, styled Perma-Fix Northwest Richland, Inc. v. Philotechnics, Inc. alleging breach of contract and seeking the Court to direct specific performance of the “return-of-waste clause” contained in the brokerage contract between a previous owner of the facility now owned by PFNWR and Philotechnics, Ltd. (“Philo”), with regard to a quantity of non-conforming waste Philo delivered to the PFNWR facility prior to the acquisition of the facility by PFNWR for treatment on behalf of Philo’s customer El du Pont de Nemours and Company (“DuPont”).  In the complaint, we asked the Court to either: (A) order Philo to specifically perform its obligations under the “return-of-waste” clause of the contract by physically taking custody of and by removing the nonconforming waste, and order that Philo pay PFNWR the additional costs of maintaining and managing the waste or, (B) order Philo to pay PFNWR the cost to treat and dispose of the nonconforming waste so as to allow PFNWR to compliantly dispose of that waste offsite.

Item 1A.	Risk Factors

There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2009.

Item 6.	Exhibits

(a)	Exhibits

4.1
Revolving Credit, Term Loan and Security Agreement, dated as of December 22, 2000 between PNC Bank, National Association (As Lender, Issuing Bank and Agent) and Perma-Fix Environmental Services, Inc. (As Borrower), along with all Schedules and Exhibits.

4.2	Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement, dated as of June 10, 2002, between the Company and PNC Bank, National Association.
4.3	Amendment No. 5 to Revolving Credit, Term Loan and Security Agreement, dated as of June 29, 2005, between the Company and PNC Bank, National Association.
4.4
Amendment No. 12 to Revolving Credit, Term Loan and Security Agreement, dated as of August 4, 2008, between the Company and PNC Bank, National Association, as incorporated by reference to Exhibit 99.1 to the Form 8-K filed on August 8, 2008.

4.5
Letter from PNC Bank, National Association, dated March 24, 2006, regarding intent to waive technical default on the Revolving Credit, Term Loan and Security Agreement with PNC Bank due to resignation of Chief Financial Officer.

10.1	First Amendment to the Company’s 1992 Outside Directors Stock Option Plan.
10.2	Second Amendment to the Company’s 1992 Outside Directors Stock Option Plan.
10.3	1993 Non-Qualified Stock Option Plan.
10.4	Subcontract between CH2M Hill Plateau Remediation Company, Inc. (“CHPRC”) and East Tennessee Materials & Energy Corporation, dated May 27, 2008.
31.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PERMA-FIX ENVIRONMENTAL SERVICES

Date: August 6, 2010	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti
Chairman of the Board
Chief Executive Officer

Date: August 6, 2010	By:	/s/ Ben Naccarato
Ben Naccarato
Chief Financial Officer and Chief Accounting
Officer