Form 10-Q
period 2010-09-30
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2010-11-05
CIK 891532

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 2010

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
Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the latest practical date.

Class	Outstanding at November 1, 2010
Common Stock, $.001 Par Value	55,067,970 shares of registrant’s Common Stock

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

Index

PART I - FINANCIAL INFORMATION
ITEM 1. – Financial Statements

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Balance Sheets

	September 30, 2010	December 31,
(Amount in Thousands, Except for Share Amounts)	(Unaudited)	2009

ASSETS
Current assets:
Cash	$98	$141
Restricted cash	55	55
Accounts receivable, net of allowance for doubtful accounts of $392 and $296, respectively	10,937	13,141
Unbilled receivables - current	8,564	9,858
Inventories	581	351
Prepaid and other assets	3,152	3,097
Deferred tax assets - current	1,262	1,856
Current assets related to discontinued operations	103	174
Total current assets	24,752	28,673

Property and equipment:
Buildings and land	27,237	27,098
Equipment	33,172	31,757
Vehicles	750	650
Leasehold improvements	11,506	11,455
Office furniture and equipment	1,909	1,933
Construction-in-progress	1,009	1,275
	75,583	74,168
Less accumulated depreciation and amortization	(31,499)	(28,441)
Net property and equipment	44,084	45,727

Property and equipment related to discontinued operations	637	651

Intangibles and other long term assets:
Permits	18,059	18,079
Goodwill	15,330	12,352
Unbilled receivables – non-current	2,646	2,502
Finite Risk Sinking Fund	17,410	15,480
Deferred tax asset, net of liabilities	196	272
Other assets	2,189	2,339
Total assets	$125,303	$126,075

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Consolidated Balance Sheets, Continued

(Amount in Thousands, Except for Share Amounts)	September 30, 2010 (Unaudited)	December 31, 2009

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,645	$4,927
Current environmental accrual	32	25
Accrued expenses	7,457	6,478
Disposal/transportation accrual	2,683	2,761
Unearned revenue	4,287	8,949
Current liabilities related to discontinued operations	646	993
Current portion of long-term debt	3,825	3,050
Total current liabilities	24,575	27,183

Environmental accruals	1,467	785
Accrued closure costs	12,156	12,031
Other long-term liabilities	624	508
Long-term liabilities related to discontinued operations	1,228	1,433
Long-term debt, less current portion	8,506	9,331
Total long-term liabilities	23,981	24,088

Total liabilities	48,556	51,271

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share	1,285	1,285

Stockholders' equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 75,000,000 shares authorized, 55,069,094 and 54,628,904 shares issued, respectively; 55,030,884 and 54,628,904 outstanding, respectively	55	55
Additional paid-in capital	100,655	99,641
Accumulated deficit	(25,160)	(26,177)
	75,550	73,519
Less Common Stock in treasury at cost: 38,210 and 0 shares, respectively	(88)	—

Total stockholders' equity	75,462	73,519

Total liabilities and stockholders' equity	$125,303	$126,075

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands, Except for Per Share Amounts)	2010	2009	2010	2009

Net revenues	$25,088	$26,534	$79,043	$72,234
Cost of goods sold	22,222	19,270	63,800	54,673
Gross profit	2,866	7,264	15,243	17,561

Selling, general and administrative expenses	3,876	3,903	11,439	11,574
Research and development	345	154	734	460
Loss (gain) on disposal of property and equipment	143	(3)	145	(15)
(Loss) income from operations	(1,498)	3,210	2,925	5,542

Other income (expense):
Interest income	15	29	51	121
Interest expense	(159)	(331)	(586)	(1,346)
Interest expense-financing fees	(103)	(104)	(309)	(180)
Other	2	(5)	8	5
(Loss) income from continuing operations before taxes	(1,743)	2,799	2,089	4,142
Income tax (benefit) expense	(640)	165	896	265
(Loss) income from continuing operations	(1,103)	2,634	1,193	3,877

Income (loss) from discontinued operations, net of taxes	37	(12)	(176)	44
Net (loss) income applicable to Common Stockholders	$(1,066)	$2,622	$1,017	$3,921

Net (loss) income per common share – basic
Continuing operations	$(.02)	$.05	$.02	$.07
Discontinued operations	—	—	—	—
Net (loss) income per common share	$(.02)	$.05	$.02	$.07

Net (loss) income per common share – diluted
Continuing operations	$(.02)	$.05	$.02	$.07
Discontinued operations	—	—	—	—
Net (loss) income per common share	$(.02)	$.05	$.02	$.07

Number of common shares used in computing net (loss) income per share:
Basic	55,031	54,281	54,906	54,130
Diluted	55,031	54,954	55,031	54,412

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(Amounts in Thousands)	2010	2009
Cash flows from operating activities:
Net income	$1,017	$3,921
Less: (loss) income on discontinued operations	(176)	44

Income from continuing operations	1,193	3,877
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	3,564	3,569
Non-cash financing costs	250	133
Deferred taxes	670	―
Provision for bad debt and other reserves	117	274
Loss (gain) on disposal of plant, property and equipment	145	(15)
Issuance of common stock for services	180	189
Share based compensation	237	390
Changes in operating assets and liabilities of continuing operations, net of effect from business acquisitions:
Accounts receivable	2,087	(5,134)
Unbilled receivables	1,150	4,320
Prepaid expenses, inventories and other assets	1,576	1,052
Accounts payable, accrued expenses and unearned revenue	(5,174)	(8,460)
Cash provided by continuing operations	5,995	195
Cash used in discontinued operations	(678)	(695)
Cash provided by (used in) operating activities	5,317	(500)

Cash flows from investing activities:
Purchases of property and equipment, net	(1,922)	(1,016)
Proceeds from sale of plant, property and equipment	1	16
Payment to finite risk sinking fund	(1,930)	(4,112)
Payment of earn-out to Nuvotec shareholders	(1,000)	(734)
Cash used in investing activities of continuing operations	(4,851)	(5,846)
Cash provided by discontinued operations	37	11
Net cash used in investing activities	(4,814)	(5,835)

Cash flows from financing activities:
Net borrowing of revolving credit	791	4,136
Principal repayments of long term debt	(2,499)	(2,073)
Proceeds from issuance of long term debt	―	2,982
Proceeds from issuance of stock	509	481
Proceeds from finite risk financing	653	753
Cash (used in) provided by financing activities of continuing operations	(546)	6,279

Decrease in cash	(43)	(56)
Cash at beginning of period	141	129
Cash at end of period	$98	$73

Supplemental disclosure:
Interest paid, net of amounts capitalized	$689	$3,832
Income taxes paid	457	261
Non-cash investing and financing activities:
Long-term debt incurred for purchase of property and equipment	87	125
Note issued for earn-out to Nuvotec shareholders	1,322	476
Issuance of Common Stock for debt	―	476
Issuance of Warrants for debt	―	190

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited, for the nine months ended September 30, 2010)

(Amounts in thousands,	Common Stock		Additional Paid-In	Common Stock Held In	Accumulated	Total Stockholders'
except for share amounts)	Shares	Amount	Capital	Treasury	Deficit	Equity
Balance at December 31, 2009	54,628,904	$55	$99,641	$ ¾	$(26,177)	$73,519

Net income	¾	¾	¾	¾	1,017	1,017
Issuance of Common Stock upon exercise of Options	350,000	¾	597	¾	¾	597
Payment of Option exercise by Common Stock shares	¾	¾	¾	(88)	¾	(88)
Issuance of Common Stock for services	90,190	¾	180	¾	¾	180
Stock-Based Compensation	¾	¾	237	¾	¾	237
Balance at September 30, 2010	55,069,094	$55	$100,655	$(88)	$(25,160)	$75,462

The accompanying notes are an integral part of these consolidated financial statements.

Index

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010
 (Unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

1.	Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company (which may be referred to as we, us or our), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.  Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the nine months ended September 30, 2010, are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2010.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).

Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation.

As previously disclosed in our 2009 Form 10-K, our Perma-Fix of Memphis, Inc. (“PFM”) facility was reclassified back into discontinued operations from continuing operations during the fourth quarter of 2009, in accordance with ASC360, “Property, Plant, and Equipment”. Accordingly, the accompanying consolidated financial statements have been restated for all periods presented to reflect the reclassification of PFM as discontinued operations.  (See “Note 8 – Discontinued Operations” for additional information regarding PFM).

Also, the Company has reclassified research and development costs in its “Consolidated Statements of Operations” as a separate line item starting with this Form 10-Q.  Accordingly, prior period amounts have been reclassified to conform to the 2010 presentation.  These reclassifications had no impact on the Company’s results of operations.

2.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above with the exception of research and development costs below, which we have reclassified and disclosed as a separate line item for all periods presented on the “Consolidated Statements of Operations” as noted above.

Research and Development
Innovation and technical know-how by our operations is very important to the success of our business.  Our goal is to discover, develop, and bring to market innovative ways to process waste that address unmet environmental needs.  We conduct research internally and also through collaborations with other third parties.  Research and development costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development and enhancement of new potential waste treatment processes and are charged to expense when incurred in accordance with Accounting Standards Codification (“ASC”) Topic 730, “Research and Development”.

Index

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

On February 24, 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”, which remove the requirement for a Securities and Exchange Commission (“SEC”) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued.  The FASB believes these amendments remove potential conflicts with the SEC’s literature.  All of the amendments in the ASU were effective upon issuance except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  ASU No. 2010-09 did not materially impact our disclosure requirement.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition Milestone Methods (Topic 605)”.  This update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon the achievement of milestone events. An entity may only recognize consideration that is contingent upon the achievement of a milestone in its entirety in the period the milestone is achieved only if the milestone meets certain criteria. This guidance is effective prospectively for milestones achieved in fiscal years beginning on or after June 15, 2010.  ASU 2010-17 did not have a material impact on our operations, financial position, and disclosure requirement.

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

In July 2010, the FASB issued ASU  2010-20,“Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which amends existing guidance by requiring more robust and disaggregated disclosures by an entity about the credit quality of its financing receivables and its allowance for credit losses. These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in financing receivables, how credit risks are analyzed and assessed in determining allowance for credit losses, and reasons for any changes made in allowance for credit losses. This update is generally effective for interim and annual reporting periods ending on or after December 15, 2010; however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  We do not expect ASU 2010-20 to have a material impact on our consolidated financial statements.

Index

During 2010, the FASB has issued several ASU’s – ASU No. 2010-01 through ASU No. 2010-20.  Except for ASU No. 2010-06 and ASU No. 2010-20 discussed above, the ASU’s entail technical corrections to existing guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

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

On September 29, 2010, we granted 72,000 options from the Company’s 2003 Outside Director Stock Plan to our six outside directors which allows for the purchase of up to 72,000 Common Stock from the Plan, as a result of their re-election at our Annual Meeting of Stockholders held on September 29, 2010.  The options granted were for a contractual term of ten years with vesting period of six months.  The exercise price of the options was $1.68 per share which was equal to our closing stock price the day preceding the grant date, pursuant to the 2003 Outside Directors Stock Plan.  During 2009, 84,000 options were granted from the same plan to our seven outside directors resulting from their re-election at the Company’s July 29, 2009 Annual Meeting of Stockholders.

No employee options have been granted during 2010.  During the nine months ended September 30, 2009, an aggregate 145,000 Incentive Stock Options (“ISOs”) were granted in the first quarter of 2009 to certain employees of the Company which allows for the purchase of 145,000 Common Stock from the Company’s 2004 Stock Option Plan.  The option grants were for a contractual term of six years with vesting period over a three year period at one-third increments per year.  The exercise price of the options granted was $1.42 per share which was based on our closing stock price on the date of grant.

The Company estimates fair value of stock options using the Black-Scholes valuation model.  Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield.  The fair value of the options granted during the nine months ended September 30, 2010 and 2009 noted above and the related assumptions used in the Black-Scholes option pricing model used to value the options granted were as follows.

Index

	Outside Director Stock Options Granted
	September 30, 2010	September 30, 2009
Weighted-average fair value per share	$1.12	$1.97
Risk -free interest rate (1)	2.52%	3.69%
Expected volatility of stock (2)	60.69%	63.37%
Dividend yield	None	None
Expected option life (3)	10.0 years	10.0 years

Employee Stock Options Granted as of September 30, 2009
Weighted-average fair value per share	$.76
Risk -free interest rate (1)	2.07% - 2.40%
Expected volatility of stock (2)	59.16% - 60.38%
Dividend yield	None
Expected option life (3)	4.6 years - 5.8 years

(1)  The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date over the expected term of the option.

(2)  The expected volatility is based on historical volatility from our traded Common Stock over the expected term of the option.

(3)  The expected option life is based on historical exercises and post-vesting data.

As of September 30, 2010, we had 2,005,525 employee stock options outstanding, of which 1,607,025 are vested.  The weighted average exercise price of the 1,607,025 outstanding and fully vested employee stock option is $2.02 with a remaining weighted contractual life of 2.02 years.  Additionally, we had 766,000 outstanding director stock options, of which 694,000 are vested.  The weighted average exercise price of the 694,000 outstanding and fully vested director stock option is $2.29 with a weighted remaining contractual life of 5.24 years.

The following table summarizes stock-based compensation recognized for the three and nine months ended September 30, 2010 and 2009 for our employee and director stock options.

Stock Options	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Employee Stock Options	$71,000	$110,000	$209,000	$304,000
Director Stock Options	1,000	56,000	28,000	86,000
Total	$72,000	$166,000	$237,000	$390,000

We recognized stock-based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant.  ASC 718 requires that stock based compensation expense be based on options that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We have generally estimated forfeiture rate based on historical trends of actual forfeitures.  When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.  As of September 30, 2010, we have approximately $359,000 of total unrecognized compensation cost related to unvested options, of which $119,000 is expected to be recognized in remaining 2010, $237,000 in 2011, and $3,000 in 2012.

Index

4.	Capital Stock, Stock Plans, and Warrants

During the nine months ended September 30, 2010, we issued an aggregate of 350,000 shares of our Common Stock upon exercise of 350,000 employee stock options, at exercise prices ranging from $1.25 to $2.19.  An employee used 38,210 shares of personally held Company Common Stock as payment for the exercise of 70,000 options to purchase 70,000 shares of the Company’s Common Stock at $1.25 per share, as permitted under the 1993 Non-Qualified Stock Option Plan.  The 38,210 shares are held as treasury stock.  The cost of the 38,210 shares was determined to be approximately $88,000 in accordance with the Plan.  As of September 30, 2010, we received $509,000 in total proceeds from stock option exercise.  During the nine months ended September 30, 2010, we also issued 90,190 shares of our Common Stock under our 2003 Outside Directors Stock Plan to our outside directors as compensation for serving on our Board of Directors, of which 36,977 shares were issued in the third quarter of 2010.  We pay each of our outside directors $2,167 monthly in fees for serving as a member of our Board of Directors.  The Audit Committee Chairman receives an additional monthly fee of $1,833 due to the position’s additional responsibility. In addition, each board member is paid $1,000 for each board meeting attendance as well as $500 for each telephonic conference call.  As a member of the Board of Directors, each director elects to receive either 65% or 100% of the director’s fee in shares of our Common Stock based on 75% of the fair market value of our Common Stock determined on the business day immediately preceding the date that the quarterly fee is due. The balance of each director’s fee, if any, is payable in cash.

The summary of the Company’s total Plans as of September 30, 2010 as compared to September 30, 2009, and changes during the period then ended are presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding January 1, 2010	3,109,525	$2.05
Granted	72,000	1.68
Exercised	(350,000)	1.70		$223,000
Forfeited	(60,000)	2.11
Options outstanding End of Period (1)	2,771,525	2.09	3.5	$36,900
Options Exercisable at September 30, 2010 (1)	2,301,025	$2.10	3.3	$16,900
Options Vested and expected to be vested at September 30, 2010	2,752,634	$2.09	3.5	$36,900

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding January 1, 2009	3,417,347	$2.03
Granted	229,000	1.88
Exercised	(258,333)	1.86		$152,750
Forfeited	(119,000)	2.14
Options outstanding End of Period (2)	3,269,014	2.03	4.0	$1,124,662
Options Exercisable at September 30, 2009 (2)	2,424,681	$1.99	3.5	$922,992
Options Vested and expected to be vested at September 30, 2009	3,231,231	$2.03	4.0	$1,122,395

(1) Option with exercise price ranging from $1.42 to $2.98
(2) Option with exercise price ranging from $1.25 to $2.98

Index

5.	Earnings (Loss) Per Share

Basic earning (loss) per share excludes any dilutive effects of stock options, warrants, and convertible preferred stock.  In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings per share.

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
(Amounts in Thousands, Except for Per Share Amounts)	2010	2009	2010	2009
(Loss) earnings per share from continuing operations
(Loss) income from continuing operations applicable to
Common Stockholders	$(1,103)	$2,634	1,193	$3,877
Basic (loss) income per share	$(.02)	$.05	.02	$.07
Diluted (loss) income per share	$(.02)	$.05	.02	$.07

Income (loss) per share from discontinued operations
Income (loss) from discontinued operations	$37	$(12)	(176)	$44
Basic income (loss) per share	$—	$—	—	$—
Diluted income (loss) per share	$—	$—	—	$—

Weighted average common shares outstanding – basic	55,031	54,281	54,906	54,130
Potential shares exercisable under stock option plans	—	614	93	243
Potential shares upon exercise of Warrants	—	59	32	39
Weighted average shares outstanding – diluted	55,031	54,954	55,031	54,412

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options	2,463	241	1,715	1,785
Upon exercise of Warrants	—	—	—	—

Index

6.	Long Term Debt

Long-term debt consists of the following at September 30, 2010 and December 31, 2009:

(Amounts in Thousands)	September 30, 2010	December 31, 2009
Revolving Credit facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at option of prime rate (3.25% at September 30, 2010) plus 2.0% or minimum floor base London InterBank Offer Rate ("LIBOR") of 1.0% plus 3.0%, balance due in July 2012. Effective interest rate for the first nine months of 2010 was 4.45% (1) (2) (3)	$3,449	$2,659
Term Loan dated December 22, 2000, payable in equal monthly installments of principal of $83, balance due in July 2012, variable interest paid monthly at option of prime rate plus 2.5% or minimum floor base LIBOR of 1.0% plus 3.5%. Effective interest rate for the first nine months of 2010 was 4.72%(1) (2) (3)	4,917	5,667
Installment Agreement in the Agreement and Plan of Merger with Nuvotec and PEcoS, dated April 27, 2007, payable in three equal yearly installment of principal of $833 beginning June 2009. Interest accrues at annual rate of 8.25% on outstanding principal balance. Final principal and remaining accrued interest payment due on June 30, 2011.	833	1,667
Promissory Note dated May 8, 2009, payable in monthly installments of principal of $87 starting June 8, 2009, balance due May 8, 2011, variable interest paid monthly at LIBOR plus 4.5%, with LIBOR at least 1.5%.(4)	1,401	1,938
Promissory Note dated September 28, 2010, payable in 36 monthly equal installments of $40, which includes interest and principal, beginning October 15, 2010, interest accrues at annual rate of 6.0% (5)	1,322	—
Various capital lease and promissory note obligations, payable 2010 to 2013, interest at rates ranging from 5.0% to 10.8%.	409	450
	12,331	12,381
Less current portion of long-term debt	3,825	3,050
	$8,506	$9,331

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

(4)  Net of debt discount of ($200,000) based on the estimated fair value of two Warrants and 200,000 shares of the Company’s Common Stock issued on May 8, 2009 in connection with a $3,000,000 promissory note entered into by the Company and Mr. William Lampson and Mr. Diehl Rettig.  See “Promissory Note and Installment Agreement” below for additional information.

(5)  Uncollateralized note.

Index

Revolving Credit and Term Loan Agreement
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Loan Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank, as amended.  The Agreement provided for a term loan ("Term Loan") in the amount of $7,000,000, which requires monthly installments of $83,000.  The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended.  The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary. As of September 30, 2010, the excess availability under our Revolving Credit was $8,819,000 based on our eligible receivables.

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

Promissory Note and Installment Agreement
In conjunction with our acquisition of Perma-Fix Northwest, Inc. (“PFNW”) and its wholly owned subsidiary, Perma-Fix Northwest Richland, Inc. (“PFNWR”), we agreed to pay shareholders of Nuvotec (n/k/a “PFNW”) that qualified as accredited investors, pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2,500,000, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest accrued on the outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.  As of September 30, 2010, we have paid two of the three principal installments of $833,333, along with accrued interest.  Interest paid as of September 30, 2010 totaled approximately $560,000 which represents interest from June 2007 to June 2010.

On May 8, 2009, the Company entered into a promissory note with William N. Lampson and Diehl Rettig (collectively, the “Lenders”) for $3,000,000.  The Lenders were formerly shareholders of PFNW prior to our acquisition of PFNW and PFNWR and are also stockholders of the Company having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  We used the proceeds of the loan primarily to pay off a promissory note entered into by our M&EC subsidiary with PDC in June 2001, with the remaining funds used for working capital purposes. The promissory note provides for monthly principal repayment of approximately $87,000 plus accrued interest, starting June 8, 2009, and on the 8th day of each month thereafter, with interest payable at LIBOR plus 4.5%, with LIBOR at least 1.5%. Any unpaid principal balance along with accrued interest is due May 8, 2011. We paid approximately $22,000 in closing costs for the promissory note which is being amortized over the term of the note. The promissory note may be prepaid at anytime by the Company without penalty. As consideration of the Company receiving this loan, we issued a Warrant to Mr. Lampson and a Warrant to Mr. Diehl to purchase up to 135,000 and 15,000 shares, respectively, of the Company’s Common Stock at an exercise price of $1.50 per share.  The Warrants are exercisable six months from May 8, 2009 and expire on May 8, 2011.  We also issued an aggregate of 200,000 shares of the Company’s Common Stock, with Mr. Lampson receiving 180,000 shares and Mr. Rettig receiving 20,000 shares of the Company’s Common Stock. We estimated the fair value of the Common Stock and Warrants to be approximately $476,000 and $190,000, respectively.  The fair value of the Common Stock and Warrants was recorded as a debt discount and is being amortized over the term of the loan as interest expense – financing fees.  Debt discount amortized as of September 30, 2010 totaled approximately $466,000. Mr. Rettig is now deceased; accordingly, the remaining portion of the note payable to Mr. Rettig and the Warrants and Stock issued to him is now payable to and held by his personal representative or estate.

Index

The promissory note also includes an embedded Put Option (“Put”) that can be exercised upon default, whereby the lender has the option to receive a cash payment equal to the amount of the unpaid principal balance plus all accrued and unpaid interest, or the number of whole shares of our Common Stock having a value equal to the outstanding principal balance.  The maximum number of payoff shares is restricted to not more than 19.9% of the outstanding equity. We concluded that the Put should have been bifurcated at inception; however, the Put Option had and continues to have nominal value as of September 30, 2010.  We will continue to monitor the fair value of the Put on a regular basis.

On September 28, 2010, the Company entered into a promissory note in the principal amount of $1,322,000, with the former shareholders of Nuvotec (n/k/a “PFNW”) in connection with an earn-out amount that we are required to pay upon meeting certain conditions for each fiscal year ending June 30, 2008 to June 30, 2011 as result of our acquisition of PFNW and PFNWR.  Interest is accrued at an annual interest rate of 6%. The promissory note provides for 36 equal monthly payments of approximately $40,000, consisting of interest and principal, starting October 15, 2010.  The promissory note may be prepaid at any time without penalty. See further details of the earn-out amount in Note 7 below, “Commitments and Contingencies - Earn-Out Amount – Perma-Fix Northwest, Inc. (“PFNWR”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”)”.

7.	Commitments and Contingencies

Hazardous Waste
In connection with our waste management services, we handle both hazardous and non-hazardous waste, which we transport to our own or other facilities for destruction or disposal.  As a result of disposing of hazardous substances, in the event any cleanup is required, we could be a potentially responsible party for the costs of the cleanup notwithstanding any absence of fault on our part.

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

Index

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

Earn-Out Amount – Perma-Fix Northwest, Inc. (“PFNWR”) and Perma-Fix Northwest Richland, Inc. (“PFNWR”)
In connection with the acquisition of PFNW and PFNWR, we are required to pay to those former shareholders of Nuvotec (n/k/a “PFNW”) immediately prior to our acquisition, an earn-out amount upon meeting certain conditions for each fiscal year ending June 30, 2008, to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended (“Agreement”).  Under the Agreement, the earn-out amount to be paid for any particular fiscal year is to be an amount equal to 10% of the amount that the revenues for our nuclear business (as defined) for such fiscal year exceeds the budgeted amount of revenues for our nuclear business for that particular period.  No earn-out was required to be paid for fiscal year 2008, and we paid $734,000 in earn out for fiscal year 2009 during the third quarter of 2009. We were required to pay $2,978,000 in earn-out prior to the Offset Amounts as discussed below for fiscal year ending June 30, 2010. Pursuant to the Agreement, any indemnification obligations payable to the Company by the former shareholders of Nuvotec will be deducted (“Offset Amount”) from any earn-out amounts payable by the Company for the fiscal year ending June 30, 2010, and June 30, 2011.  Pursuant to the Agreement, the aggregate amount of any Offset Amount may total up to $1,000,000, except an Offset Amount is unlimited as to indemnification relating to liabilities for taxes, misrepresentation or inaccuracies with respect to the capitalization of Nuvotec or PEcoS or for willful or reckless misrepresentation of any representation, warranty or covenant. As of the date of payment of the earn-out for fiscal year ending June 30, 2010, we identified an Offset Amount of approximately $93,000 relating to an excise tax issue and a refund request from a PEcoS customer in connection with services for waste treatment prior to our acquisition of PFNWR and PFNW.  We have also identified an anticipated Offset Amount of $563,000 in connection with the receipt of nonconforming waste at the PFNWR facility prior to our acquisition of PFNWR and PFNW.  We are currently involved in litigation with the party that delivered the nonconforming waste to the facility prior to our acquisition of PFNWR and PFNW.  On September 30, 2010, we paid $1,000,000 of the $2,322,000 in earn-out amount (which is the amount after deducting for the Offset Amounts noted above) for fiscal year ending June 30, 2010, with the remaining $1,322,000 payable in a promissory note, as permitted under the Agreement, as amended (See Note 6 – “Long Term Debt – Promissory Note and Installment Agreement” for term and condition of the note).

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

Index

As of September 30, 2010, our total financial coverage amount under this policy totaled $36,345,000.  We have recorded $11,550,000 in our sinking fund related to the policy noted above on the balance sheet, which includes interest earned of $837,000 on the sinking fund as of September 30, 2010.  Interest income for the three and nine months ended September 30, 2010, was approximately $9,000, and $32,000, respectively.  On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract.  If we so elect, Chartis is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with Chartis. The policy provides an initial $7,800,000 of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8,200,000.  The policy will renew automatically on an annual basis at the end of the four year term and will not be subject to any renewal fees.  The policy requires total payments of $7,158,000, consisting of an initial payment of $1,363,000, and two annual payments of $1,520,000, payable by July 31, 2008 and July 31, 2009, and an additional $2,755,000 payment to be made in five quarterly payments of $551,000 beginning September 2007.  In July 2007, we paid the initial payment of $1,363,000, of which $1,106,000 represented premium on the policy and the remaining was deposited into a sinking fund account.  We have made each of the annual payments of $1,520,000, of which $1,344,000 was deposited into a sinking fund account and the remaining represented premium. We have also made all of the five quarterly payments which were deposited into a sinking fund. As of September 30, 2010, we have recorded $5,860,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $160,000 on the sinking fund as of September 30, 2010.  Interest income for the three and nine months ended September 30, 2010 totaled approximately $5,000 and $19,000, respectively.

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

Index

The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2010, and 2009.  The operating results of discontinued operations are included in our Consolidated Statements of Operations as part of our “Income (loss) from discontinued operations, net of taxes.”

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands)	2010	2009	2010	2009

Net revenues	$—	$—	$—	$—
Interest (expense) recovery	$(15)	$95	$(57)	$(64)
Income tax expense (benefit)	$6	—	$(44)	—
Income (loss) from discontinued operations	$37	$(12)	$(176)	$44

Our “income from discontinued operations, net of taxes”, for the three months ended September 30, 2010, was primarily due to the $167,000 we received as final settlement of a lawsuit that we filed against the buyer of PFTS, A Clean Environment, Inc. (“ACE”), regarding certain liabilities which we believed ACE assumed and agreed to pay under the Purchase Agreement but which ACE refused to pay.  Our net loss in the third quarter of 2009, included approximately $115,000 in abated interest in connection with an excise tax audit for fiscal years 1999 to 2006 for PFTS.  We had recorded $119,000 in interest related to this tax audit in the second quarter of 2009.  Our net income for the nine months ended September 30, 2009, was primarily due to a recovery of approximately $400,000 in closure cost for PFTS recorded in the first quarter of 2009 resulting from the release of our financial assurance bond for PFTS by the appropriate regulatory authority after the buyer of PFTS acquired its financial assurance.

Assets and liabilities related to discontinued operations total $740,000 and $1,874,000 as of September 30, 2010, respectively and $825,000 and $2,426,000 as of December 31, 2009, respectively.

The following table presents the Industrial Segment’s major class of asset of discontinued operations that is classified as held for sale as of September 30, 2010 and December 31, 2009.  No liabilities of discontinued operations are held for sale.  The held for sale asset balance as of December 31, 2009 may differ from the respective balance at closing:

	September 30,	December 31,
(Amounts in Thousands)	2010	2009

Property, plant and equipment, net (1)	637	651
Total assets held for sale	$637	$651

(1)	net of accumulated depreciation of $10,000 and $13,000 as of September 30, 2010, and December 31, 2009, respectively.

Index

The following table presents the Industrial Segment’s major classes of assets and liabilities of discontinued operations that are not held for sale as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(Amounts in Thousands)	2010	2009

Other assets	$103	$174
Total assets of discontinued operations	$103	$174
Account payable	$—	$1
Accrued expenses and other liabilities	1,269	1,508
Deferred revenue	—	—
Environmental liabilities	605	917
Total liabilities of discontinued operations	$1,874	$2,426

The environmental liabilities for our discontinued operations consist of remediation projects currently in progress at PFMI, PFM, and PFD.  All of the remedial clean-up projects were an issue for years prior to our acquisition of the facility and were recognized pursuant to a business combination and recorded as part of the purchase price allocation to assets acquired and liabilities assumed.  The environmental liability for PFD was retained by the Company upon the sale of PFD in March 2008 and pertains to the remediation of a leased property which was separate and apart from the property on which PFD’s facility was located.  The reduction of approximately $312,000 in environmental liabilities from the December 31, 2009 balance of $917,000 represents payments made on these remediation projects.

“Accrued expenses and other liabilities” for our discontinued operations include a pension payable at PFMI of $773,000 as of September 30, 2010. The pension plan withdrawal liability is a result of the termination of the union employees of PFMI. The PFMI union employees participated in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST.  The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period. This obligation is recorded as a long-term liability, with a current portion of $199,000 that we expect to pay over the next year.

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

Index

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

The Industrial Waste Management Services Segment (“Industrial Segment”) provides on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial waste, wastewater, used oil and other off specification petroleum based products through our three facilities; Perma-Fix of Ft. Lauderdale, Inc., Perma-Fix of Orlando, Inc., and Perma-Fix of South Georgia, Inc. See Note 11, “Subsequent Event”, for a discussion that our Board of Directors has authorized us to attempt to sell these remaining three facilities in our Industrial Segment and to reclassify these facilities as discontinued operations.  Note 11 also discusses that we have entered into letters of intent to sell the stock or assets of Perma-Fix of Fort Lauderdale, Inc. and Perma-Fix of Orlando, Inc.

Index

The table below presents certain financial information of our operating segment as of and for the three and nine months ended September 30, 2010 and 2009 (in thousands).

Segment Reporting for the Quarter Ended September 30, 2010
	Nuclear		Industrial	Engineering	Segments Total	Corporate (2)		Consolidated Total
Revenue from external customers	$22,283	(3)	$2,224	$581	$25,088	$—		$25,088
Intercompany revenues	893		119	44	1,056	—		1,056
Gross profit (negative gross profit)	2,631		271	(36)	2,866	—		2,866
Interest income	—		—	—	—	15		15
Interest expense	24		2	1	27	132		159
Interest expense-financing fees	1		—	—	1	102		103
Depreciation and amortization	1,143		61	6	1,210	6		1,216
Segment profit (loss)	1,212		(143)	(173)	896	(1,999)		(1,103)
Segment assets(1)	92,812		6,102	2,033	100,947	24,356	(4)	125,303
Expenditures for segment assets	363		74	15	452	3		455
Total long-term debt	1,064		158	19	1,241	11,090	(5)	12,331

Segment Reporting for the Quarter Ended September 30, 2009
	Nuclear		Industrial	Engineering	Segments Total	Corporate (2)		Consolidated Total
Revenue from external customers	$23,518	(3)	$2,128	$888	$26,534	$—		$26,534
Intercompany revenues	366		150	91	607	—		607
Gross profit	6,405		633	226	7,264	—		7,264
Interest income	—		—	—	—	29		29
Interest expense (recovery)	67		(25)	1	43	288		331
Interest expense-financing fees	—		—	—	—	104		104
Depreciation and amortization	1,066		107	8	1,181	7		1,188
Segment profit (loss)	4,225		266	74	4,565	(1,931)		2,634
Segment assets(1)	100,642		5,322	2,222	108,186	21,489	(4)	129,675
Expenditures for segment assets	425		14	1	440	24		464
Total long-term debt	2,032		116	24	2,172	18,686	(5)	20,858

Segment Reporting for the Nine Months Ended September 30, 2010
	Nuclear		Industrial	Engineering	Segments Total	Corporate (2)		Consolidated Total
Revenue from external customers	$70,356	(3)	$6,766	$1,921	$79,043	$—		$79,043
Intercompany revenues	2,461		405	391	3,257	—		3,257
Gross profit	14,541		524	178	15,243	—		15,243
Interest income	—		—	—	—	51		51
Interest expense	114		5	2	121	465		586
Interest expense-financing fees	1		1	—	2	307		309
Depreciation and amortization	3,337		190	21	3,548	16		3,564
Segment profit (loss)	7,868		(750)	(183)	6,935	(5,742)		1,193
Segment assets(1)	92,812		6,102	2,033	100,947	24,356	(4)	125,303
Expenditures for segment assets	1,427		456	16	1,899	23		1,922
Total long-term debt	1,064		158	19	1,241	11,090	(5)	12,331

Segment Reporting for the Nine Months Ended September 30, 2009
	Nuclear		Industrial	Engineering	Segments Total	Corporate (2)		Consolidated Total
Revenue from external customers	$63,364	(3)	$6,200	$2,670	$72,234	$—		$72,234
Intercompany revenues	1,807		525	314	2,646	—		2,646
Gross profit	15,468		1,390	703	17,561	—		17,561
Interest income	—		—	—	—	121		121
Interest expense	592		14	3	609	737		1,346
Interest expense-financing fees	—		—	—	—	180		180
Depreciation and amortization	3,196		320	27	3,543	26		3,569
Segment profit (loss)	8,698		180	319	9,197	(5,320)		3,877
Segment assets(1)	100,642		5,322	2,222	108,186	21,489	(4)	129,675
Expenditures for segment assets	867		113	3	983	33		1,016
Total long-term debt	2,032		116	24	2,172	18,686	(5)	20,858

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

Index

(2)	Amounts reflect the activity for corporate headquarters not included in the segment information.

(3)
The consolidated revenues within the Nuclear Segment include the CH Plateau Remediation Company (“CHPRC”) revenue of $13,880,000 or 55.3% and $37,881,000 or 47.9% of our total consolidated revenue for the three and nine months ended September 30, 2010, respectively, as compared to $10,680,000 or 40.3% and $33,051,000 or 45.7% of our total consolidated revenue for the three and nine months ended September 30, 2009, respectively.  Our M&EC facility was awarded a subcontract by CHPRC, a general contractor to the Department of Energy (“DOE”), in the second quarter of 2008.  See “Known Trends and Uncertainties – Significant Customers” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of revenue from CHPRC.

(4)	Amount includes assets from discontinued operations of $740,000 and $725,000 as of September 30, 2010 and 2009, respectively.

(5)
Net of debt discount of ($200,000) and ($533,000) as of September 30, 2010 and September 30, 2009, respectively, based on the estimated fair value of two Warrants and 200,000 shares of the Company’s Common Stock issued on May 8, 2009 in connection with a $3,000,000 promissory note entered into by the Company and Mr. William Lampson and Mr. Diehl Rettig.  See Note 6 - “Promissory Note and Installment Agreement” for additional information.

10.	Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes.

The Company effective tax rates were approximately 35.8% and 5.9% for the three months ended September 30, 2010 and 2009, respectively, as compared to approximately 43.6% and 6.4% for the nine months ended September 30, 2010 and 2009, respectively.  The higher income tax rate for the three and nine months period ended September 30, 2010, as compared to the corresponding period of 2009, was due to a lower valuation allowance in 2010 on our deferred tax asset related to federal and state net operating loss (NOL) carryforwards.  We had a full valuation allowance on all of our deferred tax assets in 2009.

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

11.	Subsequent Event

Potential Sale of Industrial Segment Operations
During October 2010, our Board of Directors authorized us to attempt to sell the Company’s remaining Industrial Segment facilities and operations consisting of Perma-Fix of Ft. Lauderdale, Inc. (“PFFL”), Perma-Fix of Orlando, Inc. (“PFO”) and Perma-Fix of South Georgia, Inc. (“PFSG”) and to reclassify these operations as “discontinued operations.”  For the year 2009 and first nine months of 2010 ending September 30, 2010, these remaining operations within our Industrial Segment accounted for $8,283,000 or 8.2% and $6,766,000 or 8.6%, respectively, of our consolidated net revenues.  These three operating facilities had net loss of $450,000 and net loss of $1,246,000, for the year 2009 and the nine months ended September 30, 2010, respectively.  We have entered into letters of intent to sell the stock or assets of PFFL and PFO.  Both of the letters of intent are subject to numerous conditions, including, but not limited to, completion of due diligence by the buyer and negotiation and execution of definitive agreements.  If the transaction relating to PFFL is completed, the letter of intent provides that the buyer will pay us $6,000,000, subject to certain adjustments.  If the transaction relating to PFO is completed, the letter of intent provides that the buyer will pay us $2,000,000, subject to certain adjustments.

Index

In accordance to ASC 360, “Property, Plant, and Equipment”, assets and liabilities of these three facilities will be presented as held for sale within discontinued operations in the fourth quarter of 2010.

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
•
we believe government funding made available for DOE project under the government economic stimulus plan in February 2009 should positively impact our existing government contracts within our Nuclear Segment in the remaining months of 2010 and 2011;

•
higher government funding made available through the economic stimulus package (American Recovery and Reinvestment Act) enacted by Congress in 2009, could result in large fluctuations in remaining 2010 and 2011;

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

•	we plan to fund any repurchases under the common stock repurchase plan through our internal cash flow and/or borrowing under our line of credit;
•	no immediate plans or current commitments to issue shares under the registration statement;
•	ability to remediate certain contaminated sites for projected amounts from funds generated internally;
•	no further impairment of intangible or tangible assets;
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

•	ability to generate funds internally to remediate sites;
•	ability to fund budgeted capital expenditures of $2,730,000 during 2010 through our operations or lease financing or a combination of both;

Index

•	we believe full operations under the CHPRC subcontract will result in revenues for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year base period;
•	in the event of failure of AIG, this could significantly impact our operations and our permits;
•	because government spending is contingent upon its annual budget and allocation of funding, we cannot provide assurance that we will not have large fluctuations in the quarters in the near future;
•	pending legislative and regulatory proposals related to greenhouse gas emission, if enacted into law, could increase costs associated with our operations;
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

•	we believe certain critical accounting policies affect the more significant estimates used in preparation of our consolidated financial statements;
•	once funds from the small contributors are exhausted, if additional funds are required, we believe that they should be provided by the members of the PRP group;
•	pending legislative and regulatory proposals which address greenhouse gas emissions, if and when enacted, could increase costs associated with our operations;
•	both of the letters of intent are subject to numerous conditions, including, but not limited to, completion of due diligence by the buyer and negotiation and execution of definitive agreements;
•	we do not expect ASU 2010-6 to have a material impact on our consolidated financial statements; and
•	we do not expect ASU 2010-20 to have a material impact on our consolidated financial statements.

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

Index

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

Overview
We provide services through three reportable operating segments: Nuclear Waste Management Services Segment (“Nuclear Segment”), Industrial Waste Management Services Segment (“Industrial Segment”), and Consulting Engineering Services Segment (“Engineering Segment”).   The Nuclear Segment provides treatment, storage, processing and disposal services of mixed waste (waste containing both hazardous and low-level radioactive materials) and low-level radioactive wastes, including research, development and on-site and off-site of mixed and low-level radioactive waste remediation.  Our Industrial Segment provides on-and-off site treatment, storage, processing and disposal of hazardous and non-hazardous industrial waste and wastewater, in addition to the sales of used oil and other off-specification petroleum-based products.  In October 2010, our Board of Directors authorized us to attempt to sell the remaining operations and facilities within our Industrial Segment. See “Potential Sale of Industrial Segment Operations” below. Our Engineering Segment provides a wide variety of environmental related consulting and engineering services to both industry and government.  These services include oversight management of environmental restoration projects, air, soil, and water sampling, compliance reporting, emission reduction strategies, compliance auditing, and various compliance and training activities.

The third quarter of 2010 reflected a revenue decrease of $1,446,000 or 5.4% to $25,088,000 from revenue of $26,534,000 for the same period of 2009.  Within our Nuclear Segment, we generated revenue of $22,283,000 in the third quarter of 2010, a decrease of $1,235,000 or 5.3% from the corresponding period of 2009. Revenue generated from the subcontract awarded to our M&EC subsidiary by CH Plateau Remediation Company (“CHPRC”), for facility operations and waste management activities for the DOE Hanford Site, increased approximately $2,066,000 in the quarter primarily due to increased headcount under this subcontract. This subcontract has a base period from October 1, 2008 through September 30, 2013 and an option period from October 1, 2013 through September 30, 2018.  Revenue from the remaining Nuclear Segment decreased $3,301,000 as a result of reduced volume and lower average priced waste.  Our Industrial Segment generated $2,224,000 in revenue in the third quarter of 2010, as compared to $2,128,000 for the corresponding period of 2009, or 4.5% increase.  The increase was primarily the result of higher revenue from used oil sales due to higher average price per gallon. Revenue from the Engineering Segment decreased $307,000 or 34.6% to $581,000 from $888,000 for the same period of 2009.

The third quarter 2010 gross profit decreased $4,398,000 or 60.5% from the corresponding period of 2009 primarily due to reduced revenue and revenue mix. The gross profit for the third quarter 2009 within our Nuclear Segment, included a reduction of approximately $787,000 in disposal/transportation costs resulting from a change in estimate related to accrued costs to dispose of legacy waste that were assumed as part of the acquisition of our PFNWR facility in June 2007.

SG&A for the third quarter of 2010 decreased by 0.7% to $3,876,000 from $3,903,000, in the corresponding period of 2009.

Index

We had a net loss from continuing operations of $1,103,000 for the third quarter of 2010, as compared to net income of $2,634,000 for the third quarter of 2009.

Our working capital was $177,000 (which includes working capital of our discontinued operations) as of September 30, 2010, as compared to a working capital of $1,490,000 as of December 31, 2009.  Our working capital was impacted by cash collection from the reduction in trade receivables and current unbilled used to pay our finite risk obligations and our revolver which are both classified as long term.  Our working capital was also impacted by the increase in our current debt and accounts payable.

Potential Sale of Industrial Segment Operations
During October 2010, our Board of Directors authorized us to attempt to sell the Company’s remaining Industrial Segment facilities and operations consisting of Perma-Fix of Ft. Lauderdale, Inc. (“PFFL”), Perma-Fix of Orlando, Inc. (“PFO”) and Perma-Fix of South Georgia, Inc. (“PFSG”) and to reclassify these operations as “discontinued operations.”  For the year 2009 and first nine months of 2010 ending September 30, 2010, these remaining operations within our Industrial Segment accounted for $8,283,000 or 8.2% and $6,766,000 or 8.6%, respectively, of our consolidated net revenues.  These three operating facilities had net loss of $450,000 and net loss of $1,246,000, for the year 2009 and the nine months ended September 30, 2010, respectively.  We have entered into letters of intent to sell the stock or assets of PFFL and PFO.  Both of the letters of intent are subject to numerous conditions, including, but not limited to, completion of due diligence by the buyer and negotiation and execution of definitive agreements.  If the transaction relating to PFFL is completed, the letter of intent provides that the buyer will pay us $6,000,000, subject to certain adjustments.  If the transaction relating to PFO is completed, the letter of intent provides that the buyer will pay us $2,000,000, subject to certain adjustments.

In accordance to ASC 360, “Property, Plant, and Equipment”, assets and liabilities of these three facilities will be presented as held for sale within discontinued operations in the fourth quarter of 2010.

Outlook
We believe that government funding made available for DOE projects under the government stimulus plan in February 2009 should positively impact our existing government contracts within our Nuclear Segment in the remaining months of 2010 and 2011 since the stimulus plan provides for a substantial amount for remediation of DOE sites.  However, we expect that demand for our services will be subject to fluctuations due to a variety of factors beyond our control, including the current economic conditions, and the manner in which the government will be required to spend funding to remediate federal sites. Our operations depend, in large part, upon governmental funding, particularly funding levels at the DOE.  In addition, our governmental contracts and subcontracts relating to activities at governmental sites are subject to termination or renegotiation on 30 days notice at the government’s option.  Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows.

Index

Results of Operations
The reporting of financial results and pertinent discussions are tailored to three reportable segments: Nuclear, Industrial, and Engineering.

	September 30,				September 30,
Consolidated (amounts in thousands)	2010	%	2009	%	2010	%	2009	%
Net revenues	$25,088	100.0	$26,534	100.0	$79,043	100.0	$72,234	100.0
Cost of goods sold	22,222	88.6	19,270	72.6	63,800	80.7	54,673	75.7
Gross profit	2,866	11.4	7,264	27.4	15,243	19.3	17,561	24.3
Selling, general and administrative	3,876	15.4	3,903	14.7	11,439	14.5	11,574	16.0
Research and development	345	1.4	154	.6	734	.9	460	.6
Loss (gain) on disposal of property and equipment	143	.6	(3)	―	145	.2	(15)	―
(Loss) income from operations	$(1,498)	(6.0)	$3,210	12.1	$2,925	3.7	$5,542	7.7
Interest income	15	―	29	.1	51	―	121	.2
Interest expense	(159)	(.6)	(331)	(1.2)	(586)	(.7)	(1,346)	(1.9)
Interest expense-financing fees	(103)	(.4)	(104)	(.4)	(309)	(.4)	(180)	(.3)
other	2	―	(5)	―	8	―	5	―
(Loss) income from continuing operations before taxes	(1,743)	(7.0)	2,799	10.6	2,089	2.6	4,142	5.7
Income tax (benefit) expense	(640)	(2.6)	165	.6	896	1.1	265	.3
Loss (income) from continuing operations	(1,103)	(4.4)	2,634	10.0	1,193	1.5	3,877	5.4
Preferred Stock dividends	―	―	―	―	―	―	―	―

Summary – Three and Nine Months Ended September 30, 2010 and 2009

Consolidated revenues decreased $1,446,000 for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, as follows:

(In thousands)	2010	% Revenue	2009	% Revenue	Change	% Change
Nuclear
Government waste	$4,819	19.2	$9,697	36.6	$(4,878)	(50.3)
Hazardous/Non-hazardous	871	3.5	802	3.0	69	8.6
Other nuclear waste	2,713	10.8	2,339	8.8	374	16.0
CHPRC	13,880	55.3	10,680	40.3	3,200	30.0
Total	22,283	88.8	23,518	88.7	(1,235)	(5.3)

Industrial
Commercial	$1,421	5.7	$1,405	5.3	$16	1.1
Government services	146	0.6	160	0.6	(14)	(8.8)
Oil Sales	657	2.6	563	2.1	94	16.7
Total	2,224	8.9	2,128	8.0	96	4.5

Engineering	581	2.3	888	3.3	(307)	(34.6)

Total	$25,088	100.0	$26,534	100.0	$(1,446)	(5.4)

Index

Net Revenue
The Nuclear Segment had a decline in revenue of approximately $1,235,000 or 5.3% for the three months ended September 30, 2010, over the same period in 2009.  Revenue from CHPRC totaled $13,880,000 or 55.3% and $10,680,000 or 40.3% of our total revenue from continuing operations for the three months ended September 30, 2010, and 2009, respectively. Revenue from CHPRC included approximately $11,149,000 and $9,083,000 generated for the three months ended September 30, 2010, and the corresponding period of 2009, respectively, from the subcontract awarded by CHPRC for facility operations and waste management activities for the DOE Hanford, Washington Site.  This subcontract (“CHPRC subcontract”) is a cost plus award fee subcontract. The increase of $2,066,000 or 22.7% from this subcontract was primarily due to increase in labor hours from increased headcount under this subcontract.  Remaining revenue generated from CHPRC of approximately $2,731,000 and $1,597,000 for the quarter ended September 30, 2010, and the corresponding period of 2009, respectively, was from three existing waste processing contracts we have with CHPRC. Revenue from government generators (which includes revenue generated from the three waste processing contracts from CHPRC noted above) decreased by approximately $3,744,000 or 33.1% primarily due to lower average priced waste and reduced volume.  In the third quarter of 2009, the higher revenue from government generators was primarily the result of high activity and high margin waste.  Revenue from hazardous and non-hazardous waste was up by $69,000 or 8.6% primarily due to higher field service revenue from higher pricing.  Other nuclear waste revenue increased approximately $374,000 or 16.0% primarily due to combination of higher average priced waste and higher volume. Revenue from our Industrial Segment increased $96,000 or 4.5% primarily due to increase in used oil sales revenue from higher average pricing per gallon of approximately 29.1% despite volume reduction of 9.7%.  In other Industrial Segment waste streams, the impact of higher average priced waste was reduced by the impact of lower volume, with no significant impact to revenue. Revenue in our Engineering Segment decreased approximately $307,000 or 34.6% primarily due to decreased billable hours of 14.6% and decreased average billing rate of 17.4%.

Consolidated revenues increased $6,809,000 for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, as follows:

(In thousands)	2010	% Revenue	2009	% Revenue	Change	% Change
Nuclear
Government waste	$21,667	27.4	$19,572	27.1	$2,095	10.7
Hazardous/Non-hazardous	2,691	3.4	2,655	3.7	36	1.4
Other nuclear waste	8,117	10.3	8,086	11.2	31	0.4
CHPRC	37,881	47.9	33,051	45.7	4,830	14.6
Total	70,356	89.0	63,364	87.7	6,992	11.0

Industrial
Commercial	$4,412	5.6	$3,871	5.4	$541	14.0
Government services	489	0.6	418	0.6	71	17.0
Oil Sales	1,865	2.4	1,911	2.6	(46)	(2.4)
Total	6,766	8.6	6,200	8.6	566	9.1

Engineering	1,921	2.4	2,670	3.7	(749)	(28.1)

Total	$79,043	100.0	$72,234	100.0	$6,809	9.4

The Nuclear Segment realized revenue growth of $6,992,000 or 11.0% for the nine months ended September 30, 2010, over the same period in 2009.  Revenue from CHPRC totaled $37,881,000 or 47.9% and $33,051,000 or 45.7% of our total revenue from continuing operations for the nine months ended September 30, 2010, and 2009, respectively.  Revenue from CHPRC included approximately $31,494,000 and $24,448,000 generated for the nine months ended September 30, 2010, and the corresponding period of 2009, respectively, from the CHPRC subcontract at our M&EC subsidiary as mentioned previously.  The increase of $7,046,000 or 28.8% from this subcontract was primarily due to increase in labor hours from increased headcount under this subcontract. Remaining revenue generated from CHPRC of approximately $6,387,000 and $8,603,000 for the nine months ended September 30, 2010, and the corresponding period of 2009, respectively, was from three existing waste processing contracts we have with CHPRC. Revenue from government generators (which includes revenue generated from the three waste processing contracts from CHPRC noted above) decreased slightly by $121,000 or 0.4% primarily due to reduced volume, which was mostly offset by higher activity waste.  Revenue from hazardous and non-hazardous waste was up $36,000 or 1.4% primarily due to higher field service revenue from better average pricing. Other nuclear waste revenue increased slightly by $31,000, or 0.4% due to higher average priced waste, which was mostly reduced by volume reduction. Revenue from our Industrial Segment increased $566,000 or 9.1% primarily due to better pricing from certain waste streams, such as field services and commercial revenue, offset slightly by lower volume. Used oil sales revenue was lower due to reduced volume of 7.2%, offset by higher average pricing per gallon of 5.5%. Revenue in our Engineering Segment decreased approximately $749,000 or 28.1% due to decreased billable hours of 19.9% and decreased average billing rate of 6.2%.

Index

Cost of Goods Sold
Cost of goods sold increased $2,952,000 for the quarter ended September 30, 2010, as compared to the quarter ended September 30, 2009, as follows:

(In thousands)	2010	% Revenue	2009	% Revenue	Change
Nuclear	$19,652	88.2	$17,113	72.8	$2,539
Industrial	1,953	87.8	1,495	70.3	458
Engineering	617	106.2	662	74.5	(45)
Total	$22,222	88.6	$19,270	72.6	$2,952

The Nuclear Segment’s cost of goods sold for the three months ended September 30, 2010 were up $2,539,000 or 14.8% from the corresponding period of 2009.  The cost of goods sold within our Nuclear Segment includes approximately $9,017,000 and $7,226,000 in cost of goods sold for the three months ended September 30, 2010, and 2009, respectively, related to the CHPRC subcontract.  This increase of $1,791,000 or 24.8% was consistent with the increase in revenue for the CHPRC subcontract.  The cost of goods sold for the remaining Nuclear Segment increased $748,000 for the quarter ended September 30, 2010, as compared to the corresponding period of 2009. The cost of goods sold for the quarter ended September 30, 2009 for the Nuclear Segment included a reduction of approximately $787,000 in disposal/transportation costs resulting from a change in estimate related to accrued costs to dispose of legacy waste that were assumed as part of the acquisition of our PFNWR facility in June 2007.  Excluding this legacy waste adjustment, the remaining cost of goods sold within our Nuclear Segment (excluding the CHPRC subcontract) decreased $39,000 or approximately 0.4% primarily in disposal/transportation, lab services, and material and supplies, which was reflective of the reduced revenue from lower waste volume processed and disposed of. This decrease was reduced by higher healthcare, payroll related, regulatory, and outside service costs.  In the Industrial Segment, cost of goods sold increased $458,000 or 30.6% due to higher revenue and revenue mix. We saw increases throughout the various categories within costs of good sold. Engineering Segment costs decreased approximately $45,000 in most categories primarily due to the reduction in revenue resulting from decreased billing hours. Included within cost of goods sold is depreciation and amortization expense of $1,188,000 and $1,107,000 for the three months ended September 30, 2010, and 2009, respectively.

Index

Cost of goods sold increased $9,127,000 for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, as follows:

(In thousands)	2010	% Revenue	2009	% Revenue	Change
Nuclear	$55,815	79.3	$47,896	75.6	$7,919
Industrial	6,242	92.3	4,810	77.6	1,432
Engineering	1,743	90.7	1,967	73.7	(224)
Total	$63,800	80.7	$54,673	75.7	$9,127

Cost of goods sold for the Nuclear Segment increased $7,919,000 or 16.5%, which included the cost of goods sold of approximately $25,572,000 related to the CHPRC subcontract. Cost of goods sold for the CHPRC subcontract was approximately $19,528,000 for the nine months ended September 30, 2009. The increase in cost of goods sold for the CHPRC subcontract of $6,044,000 or 30.9% was consistent with the increase in revenue for the CHPRC subcontract. As noted previously, the remaining cost of goods sold for the nine months ended September 30, 2009, for the Nuclear Segment included a reduction of approximately $787,000 in disposal/transportation costs related to the disposal of legacy waste for our PFNWR facility recorded in the third quarter of 2009. Excluding this legacy waste adjustment, the remaining Nuclear Segment cost of goods sold increased $1,088,000 or approximately 3.7%.  We saw increases in payroll and healthcare related costs, outside services, disposal, and material and supplies costs.   Cost as a percentage of revenue increased by 2.9% due to revenue mix.  In the Industrial Segment, cost of goods sold increased $1,432,000 or 29.8%. The cost of goods sold for the nine months ended September 30, 2010, included an increase to the environmental reserve of approximately $844,000 recorded in the second quarter of 2010 for remediation expenditure for our PFSG facility.  Excluding this increase to the reserve, cost of goods sold increased $588,000 or 12.2% due to higher revenue.  We saw increases in most categories within cost of goods sold. This increase was partially reduced by lower material and supplies and general costs.  Cost as a percentage of revenue increased by 2.2% due to revenue mix.  The Engineering Segment’s cost of goods sold decreased approximately $224,000 due primarily to lower revenue resulting from reduced billing hours. Included within cost of goods sold is depreciation and amortization expense of $3,479,000 and $3,353,000 for the nine months ended September 30, 2010, and 2009, respectively.

Gross Profit (Negative Gross Profit)
Gross profit for the quarter ended September 30, 2010, decreased $4,398,000 over 2009, as follows:

(In thousands)	2010	% Revenue	2009	% Revenue	Change
Nuclear	$2,631	11.8	$6,405	27.2	$(3,774)
Industrial	271	12.2	633	29.7	(362)
Engineering	(36)	(6.2)	226	25.5	(262)
Total	$2,866	11.4	$7,264	27.4	$(4,398)

The Nuclear Segment gross profit decreased $3,774,000 or 58.9% in the three months ended September 30, 2010, from the corresponding period of 2009.  The Nuclear gross profit included $2,132,000 and $1,857,000 in gross profit for the three months ended September 30, 2010 and 2009, respectively, for the CHPRC subcontract.  Gross margin on the CHPRC subcontract of approximately 19.1% and 20.4% for the three months ended September 30, 2010 and 2009, respectively, was in accordance with the contract fee provisions.  Excluding the gross profit of the CHPRC subcontract and the legacy disposal adjustment of $787,000 recorded in the third quarter of 2009 mentioned previously, gross profit for the remaining Nuclear Segment decreased $3,262,000 and gross margin decreased approximately 21.6% to 4.5% from 26.1% primarily due to reduced revenue from lower waste volume and lower average priced waste due to revenue mix.  In the prior quarter of 2009, we saw much higher activity and higher margin waste as compared to the current quarter of 2010.  Industrial Segment gross profit decreased $362,000 or 57.2% and gross margin decreased approximately 17.5% due primarily to revenue mix. The decrease in gross profit and gross margin in the Engineering Segment was primarily due to lower revenue resulting from decreased external billable hours.  The reduction in gross profit and margin throughout the segments was also impacted by certain fixed costs that remain fairly consistent despite changes in revenue and revenue mix.

Index

Gross profit for the nine months ended September 30, 2010, decreased $2,318,000 over 2009, as follows:

(In thousands)	2010	% Revenue	2009	% Revenue	Change
Nuclear	$14,541	20.7	$15,468	24.4	$(927)
Industrial	524	7.7	1,390	22.4	(866)
Engineering	178	9.3	703	26.3	(525)
Total	$15,243	19.3	$17,561	24.3	$(2,318)

The Nuclear Segment gross profit decreased $927,000 or 6.0%, which included gross profit of approximately $5,922,000 and $4,920,000 in gross profit for the nine months ended September 30, 2010, and 2009, respectively, for the CHPRC subcontract. Gross margin on the CHPRC subcontract of approximately 18.8% and 20.1% for the nine months ended September 30, 2010, and the corresponding period of 2009, respectively, was in accordance with the contract fee provisions. Excluding the CHPRC subcontract and the $787,000 legacy disposal adjustment recorded in the third quarter of 2009, remaining Nuclear Segment gross profit decreased $1,142,000 or 11.7%. The decrease in gross margin of 2.9% from 25.1% to 22.2% was primarily due to revenue mix, consisting of higher volume of lower margin waste as compared to the prior year.  Gross profit for the Industrial Segment decreased $866,000 or 62.3%.  Gross profit for the nine months ended September 30, 2010, included an $844,000 increase to the environmental reserve recorded in the second quarter of 2010 for remediation expenditure for our PFSG facility mentioned above.  Excluding this increase to the reserve of approximately $844,000, gross profit for the Industrial Segment decreased $22,000.  The decrease in gross margin of 2.2%, from 22.4% to 20.2% was attributed to revenue mix.  The Engineering Segment gross profit decreased approximately $525,000 or 74.7% primarily due to reduction in external labor hours. The reduction in gross profit and margin throughout the segments was also impacted by certain fixed costs that remain fairly consistent despite changes in revenue and revenue mix.

Selling, General and Administrative
Selling, general and administrative ("SG&A") expenses decreased $27,000 for the three months ended September 30, 2010, as compared to the corresponding period for 2009, as follows:

(In thousands)	2010	% Revenue	2009	% Revenue	Change
Administrative	$1,619	—	$1,520	—	$99
Nuclear	1,702	7.6	1,861	7.9	(159)
Industrial	441	19.8	392	18.4	49
Engineering	114	19.6	130	14.6	(16)
Total	$3,876	15.4	$3,903	14.7	$(27)

The increase in administrative SG&A was primarily the result of higher outside service expense relating to corporate business and legal matters, consulting initiatives, and information technology issues.  This increase was partially reduced by lower payroll and benefit expense due to resignation of the Company’s COO effective September 1, 2009.  The decrease in Nuclear Segment SG&A was due mainly to lower bad debt expense, lower bonus and commission, and lower general expenses as we continue to streamline our costs.  This decrease was partially offset by higher outside services for subcontract work. The increase in Industrial Segment SG&A was primarily due to higher salaries and payroll related expense resulting from increased sales force and higher bad debt expense. This increase was partially reduced by lower outside service expense, lower general expense, and lower depreciation expense resulting from the fully depreciated waste tracking Enviroware system in January 2010.  The reduction in Engineering Segment’s SG&A was primarily due to lower bad debt expense and lower general expense in various categories.  This decrease was partially reduced by higher outside services.  Included in SG&A expenses is depreciation and amortization expense of $28,000 and $81,000 for the three months ended September 30, 2010, and 2009, respectively.

Index

SG&A expenses decreased $135,000 for the nine months ended September 30, 2010, as compared to the corresponding period for 2009, as follows:

(In thousands)	2010	% Revenue	2009	% Revenue	Change
Administrative	$4,770	—	$4,419	—	$351
Nuclear	5,164	7.3	5,591	8.8	(427)
Industrial	1,186	17.5	1,204	19.4	(18)
Engineering	319	16.6	360	13.5	(41)
Total	$11,439	14.5	$11,574	16.0	$(135)

SG&A decreased $135,000 or 1.2% for the nine months ended September 30, 2010 as compared to the corresponding period of 2009.  The increase in administrative SG&A was primarily the result of higher outside service expense relating to corporate business and legal matters, business development initiatives, and information technology issues, and higher travel costs resulting from various investor relations conferences attended by our executives. This increase was partially reduced by lower stock option expense resulting from fully vesting in March 2009 of our 878,000 employee stock options granted in March 2006 and lower payroll and benefit expense from the resignation of our COO effective September 1, 2009.  Nuclear Segment SG&A was down approximately $427,000 or 7.6% due mainly to reduction in bad debt expense of approximately $215,000, lower bonus/commission, and lower payroll and healthcare related expenses. The decrease was partially offset by higher outside services related to business development/consulting.  Industrial Segment SG&A decreased approximately $18,000 due primarily to lower outside service expense, lower general expense, and lower depreciation expense resulting from the fully depreciated waste tracking Enviroware system in January 2010. This reduction in SG&A was partially offset by higher salaries and payroll related expense resulting from increased sales force and higher bad debt expense. The Engineering Segment’s SG&A expense decreased approximately $41,000 or 11.4% primarily due to bad debt expense, lower outside services, and lower general expenses.  Included in SG&A expenses is depreciation and amortization expense of $85,000 and $216,000 for the nine months ended September 30, 2010, and 2009, respectively.

Research and Development
Research and development costs increased $191,000 for the three months ended September 30, 2010, as compared to the corresponding period of 2009.

(In thousands)	2010	% Revenue	2009	% Revenue	Change
Research and Development	$345	1.4	$154	0.6	$191

Research and development costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development and enhancement of new potential waste treatment processes. The increase for the three months ended September 30, 2010, as compared to the corresponding period of 2009, was primarily due to contracted services we engaged in during the second quarter of 2010 to perform research and development on behalf of the Company.  In addition, higher salaries and benefit costs for increased R&D initiatives accounted for this increase.

Research and development costs increased $274,000 for the nine months ended September 30, 2010, as compared to the corresponding period of 2009.

Index

(In thousands)	2010	% Revenue	2009	% Revenue	Change
Research and Development	$734	0.9	$460	0.6	$ 274

The increase for the nine months ended September 30, 2010, was primarily due to the same reason as noted above for the three months ended September 30, 2010.

Loss (gain) on disposal of Property and Equipment
The loss on disposal of fixed assets for the three and nine months ended September 30, 2010, was primarily due to disposal of equipment replaced at our M&EC facility.

Interest Income
Interest income decreased approximately $14,000 and $70,000 for the three and nine months ended September 30, 2010, as compared to the corresponding period of 2009, respectively.  The decrease for the three and nine months is primarily the result of lower interest earned on the finite risk sinking fund due to lower interest rates.

Interest Expense
Interest expense decreased $172,000 and $760,000 for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding period of 2009.

	Three Months			Nine Months
(In thousands)	2010	2009	Change	2010	2009	Change
PNC interest	$94	$232	$(138)	$330	$615	$(285)
Other	65	99	(34)	256	731	(475)
Total	$159	$331	$(172)	$586	$1,346	$(760)

The decrease in interest expense for the three and nine months ended September 30, 2010, as compared to the corresponding period in 2009 was due primarily to lower interest on our revolver and term note resulting from lower average balances and lower interest rate from an amendment entered into with PNC on January 25, 2010 (see “Liquidity and Capital Resources of the Company - Financing Activities” for information regarding this Amendment).  In addition, we incurred lower interest expense resulting from reduced loan balance from continuing principal pay down on the shareholder note in connection with the acquisition of Perma-Fix of Northwest, Inc. (“PFNW”) and its wholly owned subsidiary, Perma-Fix Northwest Richland, Inc. (“PFNWR”) and the promissory note dated May 8, 2009 entered into with Mr. William Lampson and Mr. Diehl Rettig. Also, interest expense related to certain vendor invoices was lower throughout 2010 as compared to the corresponding period of 2009.

Interest Expense - Financing Fees
Interest expense-financing fees decreased approximately $1,000 and increased $129,000 for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding period of 2009.  Interest expense-financing fees remained constant for the third quarter 2010 as compared to the corresponding period of 2010.  The increase for the nine months was due primarily to debt discount amortized as financing fees in connection with the issuance of 200,000 shares of the Company’s Common Stock and two Warrants for purchase up to 150,000 shares of the Company’s Common Stock as consideration for the Company receiving a $3,000,000 loan from Mr. William Lampson and Mr. Diehl Rettig in May 2009.

Income Tax Expense
We had an income tax benefit of $640,000 for continuing operations for the three months ended September 30, 2010, as compared to income tax expense of $165,000 for the corresponding period of 2009 and income expense of $896,000 for the nine months ended September 30, 2010, as compared to income tax expense of $265,000 for the corresponding period of 2009.  The Company effective tax rates were approximately 35.8% and 5.9% for the three months ended September 30, 2010 and 2009, respectively, as compared to approximately 43.6% and 6.4% for the nine months ended September 30, 2010 and 2009, respectively.  The higher income tax rate for the three and nine months period ended September 30, 2010, as compared to the corresponding period of 2009, was due to a lower valuation allowance in 2010 on our deferred tax asset related to federal and state net operating loss (NOL) carryforwards.  We had a full valuation allowance on all of our deferred tax assets in 2009.

Index

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

We had net income of $37,000 and net loss of $176,000 for the three and nine months ended September 30, 2010, respectively, as compared to net loss of $12,000 and net income of $44,000 for the corresponding period of 2009.  Our net income for the three months ended September 30, 2010, was primarily due to the $167,000 we received as final settlement of a lawsuit that we filed against the buyer of PFTS, A Clean Environment, Inc. (“ACE”), regarding certain liabilities which we believed ACE assumed and agreed to pay under the Purchase Agreement but which ACE refused to pay.  The slight loss in the third quarter of 2009 was primarily due to approximately $115,000 in abated interest recorded in connection with an excise tax audit for fiscal years 1999 to 2006 for PFTS.  We had recorded $119,000 in interest related to this tax audit in the second quarter of 2009.  Our net income for the nine months ended September 30, 2009, was primarily due to a recovery of approximately $400,000 in closure cost for PFTS recorded in the first quarter of 2009 resulting from the release of our financial assurance bond for PFTS by the appropriate regulatory authority after the buyer of PFTS acquired its financial assurance.

Assets and liabilities related to discontinued operations total $740,000 and $1,874,000 as of September 30, 2010, respectively and $825,000 and $2,426,000 as of December 31, 2009, respectively.

Liabilities within our discontinued operations include a pension payable at PFMI of $773,000 as of September 30, 2010.  The pension plan withdrawal liability is a result of the termination of the union employees of PFMI.  The PFMI union employees participated in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST.  The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month over an eight year period.  This obligation is recorded as a long-term liability, with a current portion of $199,000 that we expect to pay over the next year.

As previously discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, On October 6, 2010, our Board of Directors authorized us to attempt to sell the remaining facilities and operations within the Industrial Segment and to reclassify these operations as “Discontinued Operations”.  See “Potential Sale of Industrial Segment Operations”.

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

Index

At September 30, 2010, we had cash of $98,000.  The following table reflects the cash flow activities during the first nine months of 2010.

(In thousands)	2010
Cash provided by continuing operations	$5,995
Cash used in discontinued operations	(678)
Cash used in investing activities of continuing operations	(4,851)
Cash provided by investing activities of discontinued operations	37
Cash used in financing activities of continuing operations	(546)
Decrease in cash	$(43)

We are in a net borrowing position and therefore attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense.  We utilize a centralized cash management system, which includes remittance lock boxes and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility or the Money Market account, if applicable.  The cash balance at September 30, 2010, primarily represents minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities
Accounts Receivable, net of allowances for doubtful accounts, totaled $10,937,000, a decrease of $2,204,000 over the December 31, 2009, balance of $13,141,000.  The Nuclear Segment experienced a decrease of approximately $2,333,000 primarily due to reduced billing from lower waste receipts. The Industrial Segment experienced an increase of approximately $174,000 due primarily to increase in revenue. The Engineering Segment experienced a decrease of approximately $45,000 due mainly to reduction in revenue.

Unbilled receivables are generated by differences between invoicing timing and our performance based methodology used for revenue recognition purposes.  As major processing phases are completed and the costs incurred, we recognize a corresponding percentage of revenue.  We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables.  The timing differences occur for several reasons:  partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal. These delays usually take several months to complete. As of September 30, 2010, unbilled receivables totaled $11,210,000, a reduction of $1,150,000 from the December 31, 2009, balance of $12,360,000. The delays in processing invoices, as mentioned above, usually take several months to complete but are normally considered collectible within twelve months. However, as we now have historical data to review the timing of these delays, we realize that certain issues, including, but not limited to, delays at our third party disposal site, can exacerbate collection of some of these receivables greater than twelve months.  Therefore, we have segregated the unbilled receivables between current and long term. The current portion of the unbilled receivables as of September 30, 2010 is $8,564,000, a reduction of $1,294,000 from the balance of $9,858,000 as of December 31, 2009.  The long term portion as of September 30, 2010 is $2,646,000, an increase of $144,000 from the balance of $2,502,000 as of December 31, 2009.

As of September 30, 2010, total consolidated accounts payable was $5,645,000, an increase of $718,000 from the December 31, 2009, balance of $4,927,000.  The increase is the result of our continued efforts to manage payment terms with our vendor to maximize our cash position throughout all segments.

Accrued Expenses as of September 30, 2010, totaled $7,457,000, an increase of $979,000 over the December 31, 2009, balance of $6,478,000. Accrued expenses are made up of accrued compensation, interest payable, insurance payable, certain tax accruals, and other miscellaneous accruals.  The increase was primarily due to the net difference between the accrued earn-out amount recorded in the second quarter for fiscal year ending June 30, 2010, in connection with the acquisition of our PFNWR facility in June 2007 and the amount paid in the third quarter for this earn-out amount.  The net difference of $593,000 represents an anticipated offset amount representing indemnification obligations payable to the Company by Nuvotec, PEcoS, and the former shareholders which we identified in the third quarter (see “Liquidity and Capital Resources of the Company – Financing Activities” for further information regarding this earn-out and offset amount). The remaining increase in accrued expenses was primarily due to renewal of the Company’s general insurance in August 2010.

Index

Our working capital was $177,000 (which includes working capital of our discontinued operations) as of September 30, 2010, as compared to a working capital of $1,490,000 as of December 31, 2009.  Our working capital was impacted by cash collection from the reduction in trade receivables and current unbilled used to pay our finite risk obligations and our revolver which are both classified as long term.  Our working capital was also impacted by the increase in our current debt and accounts payable.

Investing Activities
Our purchases of capital equipment for the nine months ended September 30, 2010, totaled approximately $2,009,000, of which $87,000 was financed, resulting in total net purchases of $1,922,000 funded out of cash flow. These expenditures were for improvements to operations primarily within the Nuclear and Industrial Segments.  These capital expenditures were funded by the cash provided by both operations and financing activities. We have total budgeted capital expenditures of approximately $2,730,000 for fiscal year 2010 for our segments to expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements. Of the $2,730,000 in budgeted capital expenditures, approximately $730,000 was board approved capital budget for 2009 which were not spent in 2009 and carried over to 2010.  Certain of our budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether.  We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount.  The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.  We anticipate funding these capital expenditures by a combination of lease financing and internally generated funds.

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

Index

As of September 30, 2010, our total financial coverage amount under this policy totaled $36,345,000.  We have recorded $11,550,000 in our sinking fund related to the policy noted above on the balance sheet, which includes interest earned of $837,000 on the sinking fund as of September 30, 2010.  Interest income for the three and nine months ended September 30, 2010, was approximately $9,000, and $32,000, respectively.  On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, Chartis is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with Chartis.  The policy provides an initial $7,800,000 of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8,200,000.  The policy will renew automatically on an annual basis at the end of the four year term and will not be subject to any renewal fees.  The policy requires total payments of $7,158,000, consisting of an initial payment of $1,363,000, and two annual payments of $1,520,000, payable by July 31, 2008 and July 31, 2009, and an additional $2,755,000 payment to be made in five quarterly payments of $551,000 beginning September 2007.  In July 2007, we paid the initial payment of $1,363,000, of which $1,106,000 represented premium on the policy and the remaining was deposited into a sinking fund account.  We have made each of the annual payments of $1,520,000, of which $1,344,000 was deposited into a sinking fund account and the remaining represented premium. We have also made all of the five quarterly payments which were deposited into a sinking fund. As of September 30, 2010, we have recorded $5,860,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $160,000 on the sinking fund as of September 30, 2010.  Interest income for the three and nine months ended September 30, 2010 totaled approximately $5,000 and $19,000, respectively.

It has been previously reported that AIG, parent company of Chartis, has experienced financial difficulties and is continuing to experience financial difficulties. In the event of failure of AIG, this could significantly impact our operations and our permits.

Financing Activities
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Loan Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank, as amended.  The Agreement provided for a term loan ("Term Loan") in the amount of $7,000,000, which requires monthly installments of $83,000. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended.  The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary. As of September 30, 2010, the excess availability under our Revolving Credit was $8,819,000 based on our eligible receivables.

Pursuant to the Loan Agreement, as amended, we may terminate the Loan Agreement upon 90 days’ prior written notice upon payment in full of the obligation.  No early termination fee shall apply if we pay off our obligations after August 5, 2010.

Index

On January 25, 2010, we entered into an Amendment to our PNC Loan Agreement.  This Amendment amended the interest rate to be paid under the LIBOR option.  Under the terms of the Loan Agreement, we are to pay interest on the outstanding balance of the term loan and the revolving line of credit, at our option, based on prime plus 2.5% and 2.0%, respectively, or LIBOR plus 3.5% and 3.0%, respectively.  Under the Loan Agreement prior to this Amendment, the LIBOR option included a 2.5% floor, which limited the minimum interest rates on the term loan and revolving line of credit at 6.0% and 5.5%, respectively.  Under this Amendment, we and PNC agreed to lower the floor on the LIBOR interest rate option by 150 basis points to 1.0%, allowing for minimum interest rate floor under the LIBOR option on the outstanding balances of our term loan and revolving line of credit of 4.5% and 4.0%, respectively.  The prime rate option of prime plus 2.5% and 2.0% in connection with our term loan and revolving line of credit, respectively, was not changed under this Amendment.  All other terms of the Loan Agreement, as amended prior to this Amendment, remain substantially unchanged.  As result of this Amendment, the effective rate for our revolving line of credit and Term note was approximately 4.45% and 4.72%, respectively, for the nine months ended September 30, 2010, resulting from the combination of the prime rate and LIBOR options.

Our credit facility with PNC Bank contains certain financial covenants, along with customary representations and warranties.  A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility triggering our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit.  We met our financial covenants in each of the quarters in 2009, and the first three quarters of 2010.  The following table illustrates the most significant financial covenants under our credit facility and reflects the quarterly compliance required by the terms of our senior credit facility as of September 30, 2010:

	Quarterly	1st Quarter	2nd Quarter	3rd Quarter
(Dollars in thousands)	Requirement	Actual	Actual	Actual
PNC Credit Facility
Fixed charge coverage ratio	1:25:1	2:87:1	2:72:1	1:90:1
Minimum tangible adjusted net worth	$30,000	$61,900	$61,067	$60,133

In conjunction with our acquisition of Perma-Fix Northwest, Inc. (“PFNW”) and its wholly owned subsidiary, Perma-Fix Northwest Richland, Inc. (“PFNWR”), we agreed to pay shareholders of Nuvotec (n/k/a PFNW) that qualified as accredited investors, pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2,500,000, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest accrued on the outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.  As of September 30, 2010, we have paid two of the three principal installments of $833,333, along with accrued interest.  Interest paid as of September 30, 2010 totaled approximately $560,000, which represents interest from June 2007 to June 2010.

On May 8, 2009, the Company entered into a promissory note with William N. Lampson and Diehl Rettig (collectively, the “Lenders”) for $3,000,000. The Lenders were formerly shareholders of PFNW prior to our acquisition of PFNW and PFNWR and are also stockholders of the Company having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  We used the proceeds of the loan primarily to pay off a promissory note entered into by our M&EC subsidiary with PDC in June 2001, with the remaining funds used for working capital purposes. The promissory note provides for monthly principal repayment of approximately $87,000 plus accrued interest, starting June 8, 2009, and on the 8th day of each month thereafter, with interest payable at LIBOR plus 4.5%, with LIBOR at least 1.5%. Any unpaid principal balance along with accrued interest is due May 8, 2011. We paid approximately $22,000 in closing costs for the promissory note which is being amortized over the term of the note. The promissory note may be prepaid at anytime by the Company without penalty. As consideration of the Company receiving this loan, we issued a Warrant to Mr. Lampson and a Warrant to Mr. Diehl to purchase up to 135,000 and 15,000 shares, respectively, of the Company’s Common Stock at an exercise price of $1.50 per share. The Warrants are exercisable six months from May 8, 2009 and expire on May 8, 2011.  We also issued an aggregate of 200,000 shares of the Company’s Common Stock, with Mr. Lampson receiving 180,000 shares and Mr. Rettig receiving 20,000 shares of the Company’s Common Stock.  We estimated the fair value of the Common Stock and Warrants to be approximately $476,000 and $190,000, respectively.  The fair value of the Common Stock and Warrants was recorded as a debt discount and is being amortized over the term of the loan as interest expense – financing fees.  Debt discount amortized as of September 30, 2010 totaled approximately $466,000.   Mr. Rettig is now deceased; accordingly, the remaining portion of the note payable to Mr. Rettig and the Warrants and Stock issued to him is now payable to and held by his personal representative or estate.

Index

In connection with the acquisition of PFNW and PFNWR, we are required to pay to those former shareholders of Nuvotec (n/k/a PFNW) immediately prior to our acquisition, an earn-out amount upon meeting certain conditions for each fiscal year ending June 30, 2008, to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended (“Agreement”).  Under the Agreement, the earn-out amount to be paid for any particular fiscal year is to be an amount equal to 10% of the amount that the revenues for our nuclear business (as defined) for such fiscal year exceeds the budgeted amount of revenues for our nuclear business for that particular period.  No earn-out was required to be paid for fiscal year 2008, and we paid $734,000 in earn out for fiscal year 2009 during the third quarter of 2009. We were required to pay $2,978,000 in earn-out prior to the Offset Amounts as discussed below for fiscal year ending June 30, 2010.  Pursuant to the Agreement, any indemnification obligations payable to the Company by the former shareholders of Nuvotec will be deducted (“Offset Amount”) from any earn-out amounts payable by the Company for the fiscal year ending June 30, 2010, and June 30, 2011.  Pursuant to the Agreement, the aggregate amount of any Offset Amount may total up to $1,000,000, except an Offset Amount is unlimited as to indemnification relating to liabilities for taxes, misrepresentation or inaccuracies with respect to the capitalization of Nuvotec or PEcoS or for willful or reckless misrepresentation of any representation, warranty or covenant. As of the date of payment of the earn-out for fiscal year ending June 30, 2010, we identified an Offset Amount of approximately $93,000 relating to an excise tax issue and a refund request from a PEcoS customer in connection with services for waste treatment prior to our acquisition of PFNWR and PFNW. We have also identified an anticipated Offset Amount of $563,000 in connection with the receipt of nonconforming waste at the PFNWR facility prior to our acquisition of PFNWR and PFNW.  We are currently involved in litigation with the party that delivered the nonconforming waste to the facility prior to our acquisition of PFNWR and PFNW. On September 30, 2010, we paid $1,000,000 of the $2,322,000 in earn-out amount (which is the amount after deducting for the Offset Amounts noted above) for fiscal year ending June 30, 2010, with the remaining $1,322,000 payable in a promissory note at an annual interest rate of 6.0%, as permitted under the Agreement, as amended. The promissory note provides for thirty six equal monthly payments of approximately $40,000, consisting of interest and principal, starting October 15, 2010.  The promissory note may be prepaid at any time without penalty

As of September 30, 2010, we received $509,000 in total proceeds from stock option exercise, of which all proceeds were received during the first half of 2010.  No options were exercised during the third quarter of 2010.

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

Index

In summary, we continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions our Segments.  Although there are no assurances, we believe that our cash flows from operations and our available liquidity from our line of credit are sufficient to service the Company’s current obligations.

Contractual Obligations
The following table summarizes our contractual obligations at September 30, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

		Payments due by period
Contractual Obligations	Total	2010	2011- 2013	2014 - 2015	After 2015
Long-term debt (1)	$12,531	$659	$11,820	$52	$—
Interest on fixed rate long-term debt (2)	193	16	177	—	—
Interest on variable rate debt (3)	636	112	524	—	—
Operating leases	2,434	262	1,509	355	308
Finite risk policy (4)	4,154	1,073	3,081	—	—
Pension withdrawal liability (5)	773	25	698	50	—
Environmental contingencies (6)	2,104	37	1,568	194	305
Earn Out Amount - PFNWR (7)	840	—	840	—	—
Purchase obligations (8)		—	—	—	—
Total contractual obligations	$23,665	$2,184	$20,217	$651	$613

(1)
Amount excludes debt discount of approximately $57,000 for the two Warrants and $143,000 for the 200,000 shares of the Company Stock issued in connection with the $3,000,000 loan between the Company and Mr. William Lampson and Mr. Diehl Rettig.  See “Liquidity and Capital Resources of the Company – Financing Activities” earlier in this Management’s Discussion and Analysis for further discussion on the debt discount.

(2)
In conjunction with our acquisition of PFNWR and PFNW, which was completed on June 13, 2007, we agreed to pay shareholders of Nuvotec that qualified as accredited investors pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, $2,500,000, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest is accrued on outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.  Also, on September 28, 2010, the Company entered into a promissory note in the principal amount of $1,322,000 at annual interest rate of 6.0%, with the former shareholders of Nuvotec (n/k/a PFNW) in connection with an earn-out amount that we are required to pay upon meeting certain conditions for each fiscal year between June 30, 2008 to June 30, 2011, as result of our acquisition of PFNW and PFNWR.  The promissory note provides for thirty six equal monthly payments of approximately $40,000 consisting of interest and principal starting October 15, 2010.

Index

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

(7)
In connection with the acquisition of PFNW and PFNWR in June 2007, we are required to pay to those former shareholders of PFNW immediately prior to our acquisition, if certain revenue targets are met, an earn-out amount for each fiscal year ending June 30, 2008, to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended.  No earn-out amount was required to be paid for fiscal year 2008 and we paid $734,000 in earn-out amount for the fiscal year 2009 during the third quarter of 2009.  For fiscal year ended June 30, 2010, $2,978,000 in earn-out amount was earned; however, as of the payment date of this earn-out, we were required to paid $2,322,000 in earn-out amount, which was net of a $93,000 Offset Amount, relating to an excise tax issue and a refund request from a PEcoS customer in connection with services for waste treatment prior to our acquisition of PFNWR and PFNW, and a $563,000 anticipated Offset Amount, relating to receipt of nonconforming waste at the PFNWR facility prior to our acquisition of PFNWR and PFNW.  These Offset Amounts represent indemnification obligations payable to the Company by Nuvotec, PEcoS, and the former shareholders.  Of the $2,322,000 in earn-out amount paid during the third quarter 2010, $1,322,000 was paid as a three year promissory note bearing annual interest of 6.0%.  As of the date of this report, $840,000 remains payable for fiscal year ended June 30, 2011, which excludes any future Offset Amount which we may identify at a later time. See “Liquidity and Capital Resources of the Company - Financing Activities” in this “Management and Discussion and Analysis of Financial Condition and Results of Operations” for further information on the earn-out amount.

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

Index

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

Allowance for Doubtful Accounts.  The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that are uncollectible.  We regularly review all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balances that are uncollectible.  Specific accounts that are deemed to be uncollectible are reserved at 100% of their outstanding balance.  The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for balances 91-120 days and 40% for balances over 120 days aged), based on a historical valuation, that allows us to calculate the total reserve required. This allowance was approximately 0.3% of revenue for 2009, and 2.2% of accounts receivable, as of December 31, 2009.  This allowance was approximately 0.5% of revenue as of September 30, 2010, and 3.5% of accounts receivable as of September 30, 2010.

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

Index

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

Index

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

Known Trends and Uncertainties
Seasonality.  Historically, we have experienced reduced activities and related billable hours throughout the November and December holiday periods within our Engineering Segment.  Our Industrial Segment operations experience reduced activities during the holiday periods; however, one key product line is the servicing of cruise line business where operations are typically higher during the winter months, thus offsetting the impact of the holiday season.  The DOE and DOD represent major customers for the Nuclear Segment. In conjunction with the federal government’s September 30 fiscal year-end, the Nuclear Segment historically experienced seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements.  Correspondingly for a period of approximately three months following September 30, the Nuclear Segment generally slows down, as the government budgets are still being finalized, planning for the new year is occurring, and we enter the holiday season.  This trend generally continues into the first quarter of the new year as government entities evaluate their spending priorities.  Because government spending is contingent upon its annual budget and allocation of funding, we cannot provide assurance that we will not have large fluctuations in the quarters in the near future.  In addition, higher government (specifically DOE) funding made available through the economic stimulus package (American Recovery and Reinvestment Act) enacted by Congress in February 2009, could result in large fluctuations in remaining 2010 and 2011.

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

We believe that the higher government funding made available to remediate DOE sites under the economic stimulus package (American Recovery and Reinvestment Act), enacted by the Congress in February 2009, should positively impact our existing government contracts within our Nuclear Segment in the remaining months of 2010 and 2011.  However, we expect that demand for our services will be subject to fluctuations due to a variety of factors beyond our control, including the current economic conditions, and the manner in which the government will be required to spend funding to remediate federal sites.  Our operations depend, in large part, upon governmental funding, particularly funding levels at the DOE.  In addition, our governmental contracts and subcontracts relating to activities at governmental sites are subject to termination or renegotiation on 30 days notice at the government’s option. Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows.

Index

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

Perma-Fix of Northwest Richland, Inc. (“PFNWR”)
PFNWR has filed a complaint alleging breach of contract and seeking the Court to direct specific performance of the “return-of-waste clause” contained in the brokerage contract between a previous owner of the facility now owned by PFNWR and Philotechnics, Ltd. (“Philo”), with regard to a quantity of non-conforming waste Philo delivered to the PFNWR facility prior to the acquisition of the facility by PFNWR for treatment on behalf of Philo’s customer El du Pont de Nemours and Company (“DuPont”).  In the complaint, we asked the Court to either: (A) order Philo to specifically perform its obligations under the “return-of-waste” clause of the Contract by physically taking custody of and by removing the nonconforming waste, and order that Philo pay PFNWR the additional costs of maintaining and managing the waste or, (B) order Philo to pay PFNWR the cost to treat and dispose of the nonconforming waste so as to allow PFNWR to compliantly dispose of that waste offsite.  See “Liquidity and Capital Resources of the Company – Financing Activities” of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for a discussion of the Offset Amount offsetting against the earn-out amount for fiscal year ended June 30, 2010, relating to the claims contained in this lawsuit.

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

Index

We performed services relating to waste generated by the federal government, either directly or indirectly as a subcontractor (including CHPRC as discussed below) to the federal government, representing approximately $18,699,000 or 74.5% (within our Nuclear Segment) and $59,548,000 or 75.3% of our total revenue from continuing operations during the three and nine months ended September 30, 2010, respectively, as compared to $20,377,000 or 76.8% and $52,623,000 or 72.8% of our total revenue from continuing operations during the corresponding period of 2009.

During the second quarter of 2008, our M&EC facility was awarded a subcontract by CHPRC, a general contractor to the DOE, to participate in the cleanup of the central portion of the Hanford Site.  On October 1, 2008, operations of this subcontract commenced at the DOE Hanford Site.  We believe full operations under this subcontract will result in revenues for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year base period.  As provided above, M&EC’s subcontract is terminable or subject to renegotiation, at the option of the government, on 30 days notice. Effective October 1, 2008, CHPRC also assumed responsibility for three existing Nuclear Segment waste processing contracts that were previously managed by DOE’s general contractor prior to CHPRC. These three contracts were renegotiated and extended through September 30, 2013. Revenues from CHPRC totaled $13,880,000 or 55.3% and $37,881,000 or 47.9% of our total revenue from continuing operations for three and nine months ended September 30, 2010, respectively, as compared to $10,680,000 or 40.3% and $33,051,000 or 45.7% of our total revenue from continuing operations during the corresponding period of 2009.

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

Index

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

At September 30, 2010, we had total accrued environmental remediation liabilities of $2,104,000 of which $253,000 is recorded as a current liability, which reflects an increase of $377,000 from the December 31, 2009, balance of $1,727,000.  The net increase represents an increase in our reserve of approximately $844,000 recorded in the second quarter of 2010, due to a change in the scope of the remediation requirements mandated by the Georgia Environmental Protection Division (“GEPD”) for our PFSG facility, and payment of approximately $467,000 on remediation projects. The September 30, 2010, current and long-term accrued environmental balance is recorded as follows (in thousands):

	Current Accrual	Long-term Accrual	Total
PFD	$112	$110	$222
PFM	57	269	326
PFSG	32	1,467	1,499
PFMI	52	5	57
Total Liability	$253	$1,851	$2,104

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC and with Mr. William Lampson and Mr. Diehl Rettig (who is now deceased and the loan is payable to his representative or estate). The interest rates payable to PNC are based on a spread over prime rate or a spread over a minimum floor base LIBOR of 1.0% and the interest rates payable on the promissory note to Mr. Lampson and Mr. Rettig is based on a spread over a minimum floor base LIBOR of 1.5%. As of September 30, 2010, the Company had approximately $9,967,000 in variable rate borrowing.  Assuming a 1% change in the average interest rate as of September 30, 2010, our interest cost would change by approximately $99,670.  As of September 30, 2010, we had no interest swap agreement outstanding.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls, and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding the required disclosure.  Based on the most recent assessment, which was completed as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended) are effective, as of September 30, 2010.

Index

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

There are no additional material legal proceedings pending against us and/or our subsidiaries not previously reported by us in Item 3 of our Form 10-K for the year ended December 31, 2009, and Item 1, Part II of our Form 10-Q for the period ended March 31, 2010 and June 30, 2010, which are incorporated herein by reference.  The following developments have occurred with regard to the previously disclosed legal proceedings noted below:

Industrial Segment Divested Facilities/Operations
As previously disclosed, our subsidiary, Perma-Fix Treatment Services, Inc. (“PFTS”), sold substantially all of its assets in May 2008, pursuant to an Asset Purchase Agreement, as amended (“Agreement”).  Under the Agreement, the buyer, A Clean Environment, Inc. (“ACE”) assumed certain debts and obligations of PFTS.  We sued ACE regarding certain liabilities which we believed ACE assumed and agreed to pay under the Agreement but which ACE refused to pay.  ACE filed a counterclaim against us alleging that PFTS made certain misrepresentations and failed to disclose certain liabilities.  The litigation was styled American Environmental Landfill, Inc. v. Perma-Fix Environmental Services, Inc. v. A Clean Environment, Inc., Case No. CJ-2008-659, in the District Court of Osage County, State of Oklahoma.  This matter was ordered to arbitration.  On May 11, 2010 the Arbitrator ruled in favor of PFTS on all but one issue of contention.  More specifically, the Arbitrator ruled in favor of the PFTS and the Company on each of the claims with the exception of a single claim asserted by ACE for approximately $4,000.  The Arbitrator’s award was entered as a Final Judgment in July.  During August 2010, we received $167,000 from ACE as final settlement of this matter.

Item 1A.	Risk Factors

There has been no other material change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2009.

Item 6.	Exhibits

(a)	Exhibits
10.1	Earn-Out Promissory Note, dated September 28, 2010, between the Company and Nuvotrust Northwest Liquidation Trust.
31.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Ben Naccarato, Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).

Index

32.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Ben Naccarato, Chief Financial Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PERMA-FIX ENVIRONMENTAL SERVICES

Date: November 5, 2010	By:	/s/ Dr. Louis F. Centofanti
Dr. Louis F. Centofanti Chairman of the Board Chief Executive Officer

Date: November 5, 2010	By:	/s/ Ben Naccarato
Ben Naccarato Chief Financial Officer and Chief Accounting Officer