Form 10-K
period 2010-12-31
PERMA FIX ENVIRONMENTAL SERVICES INC
filed 2011-03-11
CIK 891532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Yes   ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will  not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐     Accelerated Filer ☒        Non-accelerated Filer ☐     Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No   ☒

The aggregate market value of the Registrant's voting and non-voting common equity held by nonaffiliates of the Registrant computed by reference to the closing sale price of such stock as reported by NASDAQ as of the last business day of the most recently completed second fiscal quarter (June 30, 2010), was approximately $83,306,000.  For the purposes of this calculation, all executive officers and directors of the Registrant (as indicated in Item 12) are deemed to be affiliates.  Such determination should not be deemed an admission that such directors or officers, are, in fact, affiliates of the Registrant.  The Company's Common Stock is listed on the NASDAQ Capital Markets.

As of February 25, 2011, there were 55,100,732 shares of the registrant's Common Stock, $.001 par value, outstanding.

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

●	Nuclear Waste Management Services ("Nuclear Segment"), which includes:
o	Treatment, storage, processing and disposal of mixed waste (which is waste that contains both low-level radioactive and hazardous waste) including on and off-site waste remediation and processing;
o	Nuclear, low-level radioactive, and mixed waste treatment, processing and disposal; and
o	Research and development of innovative ways to process low-level radioactive and mixed waste.
●	Consulting Engineering Services ("Engineering Segment"), which includes:
o
Consulting services regarding broad-scope environmental issues, including air, water, and hazardous waste permitting, air, soil, and water sampling, compliance reporting, emission reduction strategies, compliance auditing, and various compliance and training activities to industrial and government customers, as well as engineering and compliance support needed by our other segments.

During October 2010, our Board of Directors authorized the divestiture of our three remaining operations within our Industrial Segment, Perma-Fix of Fort Lauderdale, Inc. ("PFFL"), Perma-Fix of South Georgia, Inc. ("PFSG"), and Perma-Fix of Orlando, Inc. ("PFO").  The decision to sell these remaining three operations within our Industrial Segment is based on our belief that our Nuclear Segment represents a sustainable long-term growth driver of our business. During February 2011, we entered into two separate letters of intent ("LOIs") with a hazardous waste management company to sell our PFFL and PFO operations.  Both of the LOIs are subject to numerous conditions, including, but not limited to, completion of due diligence by the buyer, negotiation and execution of definitive agreements, and approval by the Board of Directors of both companies. See "Discontinued Operations and Divestitures" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of these LOIs and proposed transactions.  We are actively marketing the sale of PFSG.

On October 6, 2010, PFFL, PFSG, and PFO met the held for sale criteria under ASC 360, "Property, Plant, and Equipment", and therefore, certain assets and liabilities of these facilities have been reclassified as discontinued operations in the Consolidated Balance Sheet, and we have ceased depreciation of these facilities' long-lived assets classified as held for sale.  The results of operations and cash flows of these three operations have been reported in the Consolidated Financial Statements as discontinued operations for all periods presented.

We have grown through acquisitions and internal growth.  Our goal is to continue focus on the efficient operation of our facilities within our Nuclear and Engineering Segments, evaluate strategic acquisitions primarily within the Nuclear Segments, and to continue the research and development of innovative technologies to treat nuclear waste, mixed waste, and industrial waste.   Our Nuclear Segment represents our core business segment.

We service research institutions, commercial companies, public utilities, and governmental agencies nationwide, including the Department of Energy ("DOE") and Department of Defense ("DOD"). The distribution channels for our services are through direct sales to customers or via intermediaries.

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

●	our Code of Ethics;
●	the charter of our Corporate Governance and Nominating Committee;
●	our Anti-Fraud Policy;
●	the charter of our Audit Committee.

Segment Information and Foreign and Domestic Operations and Export Sales
During 2010, we were engaged in two operating segments.  In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280, "Segment Reporting", we define an operating segment as:

●	a business activity from which we may earn revenue and incur expenses;
●	whose operating results are regularly reviewed by the Chief Executive Officer to make decisions about resources to be allocated and assess its performance; and
●	for which discrete financial information is available.

We therefore define our operating segments as each business line that we operate.  These segments, however, exclude the Corporate and Operation Headquarters, which do not generate revenue, and our discontinued operations that constitute our Industrial Segment: Perma-Fix of Michigan Inc. ("PFMI"), Perma-Fix of Pittsburgh, Inc. ("PFP"), and Perma-Fix of Memphis, Inc. ("PFM"), three non-operational facilities within our Industrial Segment which were approved as discontinued operations by our Board of Director effective November 8, 2005, October 4, 2004, and March 12, 1998, respectively; Perma-Fix of Maryland, Inc. ("PFMD"), Perma-Fix of Dayton, Inc. ("PFD"), and Perma-Fix Treatment Services, Inc. ("PFTS"), three Industrial Segment facilities which were divested in January 2008, March 2008, and May 2008, respectively; and PFFL, PFO, and PFSG, which were reclassified as discontinued operations in October 2010, as discussed previously.

Most of our activities are conducted nationwide.  We do not own any foreign operations and we had no export sales during 2010.

Operating Segments
We have two operating segments, which represent each business line that we operate. The Nuclear Segment, which operates four facilities and the Engineering Segment, as described below:

NUCLEAR WASTE MANAGEMENT SERVICES, which includes nuclear, low-level radioactive, mixed (waste containing both hazardous and low-level radioactive constituents), hazardous and non-hazardous waste treatment, processing and disposal services and on-site facilities-based remediation services through four uniquely licensed (Nuclear Regulatory Commission or state equivalent) and permitted (Environmental Protection Agency ("EPA") or state equivalent) treatment and storage facilities. The presence of nuclear and low-level radioactive constituents within the waste streams processed by this segment creates different and unique operational, processing and permitting/licensing requirements, as discussed below.

Perma-Fix of Florida, Inc. ("PFF"), located in Gainesville, Florida, specializes in the storage, processing, and treatment of certain types of wastes containing both low-level radioactive and hazardous wastes, which are known in the industry as mixed waste ("mixed waste").  PFF is one of the first facilities nationally to operate under both a hazardous waste permit and a radioactive materials license, from which it has built its reputation based on its ability to treat difficult waste streams using its unique processing technologies and its ability to provide related research and development services. PFF has substantially increased the amount and type of mixed waste and low level radioactive waste that it can store and treat.  Its mixed waste services have included the treatment and processing of waste Liquid Scintillation Vials ("LSVs") since the mid 1980's. LSVs are used for the counting of certain radionuclides. The LSVs are generated primarily by institutional research agencies and biotechnical companies. The business has expanded into receiving and handling other types of mixed waste, primarily from the nuclear utilities, commercial generators, prominent pharmaceutical companies, the DOE and other government facilities as well as select mixed waste field remediation projects.  PFF also continues to receive and process certain hazardous and non-hazardous waste streams as a compliment to its expanded nuclear and mixed waste processing activities.

Diversified Scientific Services, Inc. ("DSSI"), located in Kingston, Tennessee, specializes in the processing and destruction of liquids, sludges, and certain solid forms of mixed waste.  DSSI, like PFF, is one of only a few facilities nationally to operate under both a hazardous waste permit and a radioactive materials license.  Additionally, DSSI is the only commercial facility of its kind in the U.S. that is currently operating and licensed to destroy liquid organic mixed waste in a permitted combustion treatment unit. DSSI provides mixed waste disposal services for nuclear utilities, commercial generators, prominent pharmaceutical companies, and agencies and contractors of the U.S. government, including the DOE and the DOD.  On November 26, 2008, the U.S. EPA Region 4 issued an authorization to DSSI to commercially store and dispose of radioactive Polychlorinated Biphenyls ("PCBs").

East Tennessee Materials & Energy Corporation ("M&EC"), located in Oak Ridge, Tennessee, is a mixed waste treatment facility. M&EC operates under both a hazardous waste permit and radioactive materials license. M&EC represents the largest of our four mixed waste facilities, covering 150,000 sq. ft., and is located in leased facilities at the DOE East Tennessee Technology Park.  In the second quarter of 2008, M&EC was awarded a subcontract by CH Plateau Remediation Company ("CHPRC") to perform a portion of facility operations and waste management activities for the DOE Hanford, Washington site. The general contract awarded by the DOE to CHPRC and our subcontract ("CHPRC subcontract") provide for a transition period from August 11, 2008 through September 30, 2008, a base period from October 1, 2008 through September 30, 2013, and an option period from October 1, 2013 through September 30, 2018.  The subcontract is a cost-plus award fee contract.  On October 1, 2008, operations of this subcontract commenced at the DOE Hanford Site.

Perma-Fix Northwest Richland, Inc. ("PFNWR"), located in Richland, Washington, is a permitted low level radioactive and mixed waste treatment, storage and disposal facility located adjacent to the Hanford Site in the eastern part of the state of Washington.  The DOE's Hanford Site is subject to one of the largest, most complex, and costliest DOE clean up plans.  The strategic addition of PFNWR facility in 2007 provides the Company with immediate access to treat some of the most complex nuclear waste streams in the nation.  PFNWR predominately provides waste treatment services to contractors of government agencies, in addition to commercial generators.

For 2010, the Nuclear Segment accounted for $95,332,000 or 97.5% of total revenue from continuing operations, as compared to $89,011,000 or 96.3% of total revenue from continuing operations for 2009.  See " – Dependence Upon a Single or Few Customers" and "Financial Statements and Supplementary Data" for further details and a discussion as to our Nuclear Segment's contracts with the federal government or with others as a subcontractor to the federal government.

CONSULTING ENGINEERING SERVICES, which provides environmental engineering and regulatory compliance consulting services through one subsidiary, as discussed below.

Schreiber, Yonley & Associates ("SYA") is located in Ellisville, Missouri.  SYA specializes in air, water, and hazardous waste permitting, air, soil, and water sampling, compliance reporting, emission reduction strategies, compliance auditing, and various compliance and training activities to industrial, education, healthcare, and service organizations, as well as, engineering and compliance support needed by our other segments.

During 2010, environmental engineering and regulatory compliance consulting services accounted for approximately $2,458,000 or 2.5% of our total revenue from continuing operations, as compared to approximately $3,382,000 or 3.7% in 2009.  See "Financial Statements and Supplementary Data" for further details.

Discontinued Operations
Our discontinued operations includes the following facilities within our Industrial Segment:  PFMI, PFP, and PFM, three non-operational facilities; PFMD, PFD, and PFTS, three Industrial Segment facilities which were divested in January 2008, March 2008, and May 2008, respectively; and PFFL, PFO, and PFSG, which were reclassified as discontinued operations in October 2010, as discussed previously.

Our discontinued operations generated $9,248,000 and $8,283,000 of revenue in 2010 and 2009, respectively.

Acquisition – Letter of Intent ("LOI")
During February 2011, the Company entered into a LOI to acquire a company which provides environmental and nuclear waste management services similar to our business ("potential company").  We believe that this acquisition, if completed, would help us to leverage our on-site nuclear waste management to broader customers and markets with a more comprehensive nuclear service offering complementing our unique facilities-based treatment. During 2010, our Nuclear Segment expanded its field services initiative in the form of an On-Site Service business group. This expanded initiative was primarily the effort to leverage the experience gained from the facilities-based treatment and operational management at the Hanford Site resulting from the subcontract awarded by CHPRC, a general contractor to the DOE, to our M&EC facility during the second quarter of 2008. See "Acquisition – Letter of Intent ("LOI") under "Management Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of this proposed transaction.

Importance of Patents, Trademarks and Proprietary Technology
We do not believe we are dependent on any particular trademark in order to operate our business or any significant segment thereof.  We have received registration to May 2012, for the service mark "Perma-Fix Environmental Services" and an application for renewing the "Perma-Fix" service mark registration is pending with the U.S. Patent and Trademark Office.

We are active in the research and development ("R&D") of technologies that allow us to address certain of our customers' environmental needs. To date, our R&D efforts have resulted in the granting of eight active patents and the filing of several pending patent applications. These eight active patents have remaining life ranging from approximately nine to twenty four years. Our flagship technology, the Perma-Fix Process, is a proprietary, cost effective, treatment technology that converts hazardous waste into non-hazardous material. Subsequently, we developed the Perma-Fix II process, a multi-step treatment process that converts hazardous organic components into non-hazardous material. The Perma-Fix II process is particularly important to our mixed waste strategy.

The Perma-Fix II process is designed to remove certain types of organic hazardous constituents from soils or other solids and sludges ("Solids") through a water-based system. Until development of this Perma-Fix II process, we were not aware of a relatively simple and inexpensive process that would remove the organic hazardous constituents from Solids without elaborate and expensive equipment or expensive treating agents.  Due to the organic hazardous constituents involved, the disposal options for such materials are limited, resulting in high disposal cost when there is a disposal option available.  By reducing the organic hazardous waste constituents in the Solids to a level where the Solids meet Land Disposal Requirements, the generator's disposal options for such waste are substantially increased, allowing the generator to dispose of such waste at substantially less cost. We began commercial use of the Perma-Fix II process in 2000.  However, changes to current environmental laws and regulations could limit the use of the Perma-Fix II process or the disposal options available to the generator. See "—Permits and Licenses" and "—Research and Development."

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

Nuclear Segment:
PFF operates its hazardous, mixed and low-level radioactive waste activities under a RCRA ("Resource Conservation and Recovery Act") Part B permit, Toxic Substances Control Act ("TSCA") authorization,   and a radioactive materials license issued by the State of Florida.

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

M&EC operates hazardous and low-level radioactive waste treatment activities under a RCRA Part B permit, TSCA authorization, and a radioactive materials license issued by the State of Tennessee.

PFNWR operates its mixed and low-level radioactive waste activities under a RCRA Part B permit, TSCA authorization, and a radioactive materials license issued by the State of Washington and the EPA.

The combination of a RCRA Part B hazardous waste permit, TSCA authorization, and a radioactive materials license, as held by PFF, DSSI M&EC, and PFNWR are very difficult to obtain for a single facility and make these facilities unique.

Seasonality
Historically, we have experienced reduced activities and related billable hours throughout the November and December holiday periods within our Engineering Segment. The DOE and DOD represent major customers for the Nuclear Segment. In conjunction with the federal government's September 30 fiscal year-end, the Nuclear Segment historically experienced seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements.  Correspondingly for a period of approximately three months following September 30, the Nuclear Segment generally slows down, as the government budgets are still being finalized, planning for the new year is occurring, and we enter the holiday season.  This trend generally continues into the first quarter of the new year as government entities evaluate their spending priorities.  Because government spending is contingent upon its annual budget and allocation of funding, we cannot provide assurance that we will not have large fluctuations in the quarters in the near future.  In addition, higher government (specifically DOE) funding made available through the economic stimulus package (American Recovery and Reinvestment Act) enacted by Congress in February 2009, could result in large fluctuations in 2011.

Backlog
The Nuclear Segment of our Company maintains a backlog of stored waste, which represents waste that has not been processed.  The backlog is principally a result of the timing and complexity of the waste being brought into the facilities and the selling price per container. As of December 31, 2010, our Nuclear Segment had a backlog of approximately $6,876,000, as compared to approximately $16,898,000 as of December 31, 2009.  Additionally, the time it takes to process mixed waste from the time it arrives may increase due to the types and complexities of the waste we are currently receiving.  We typically process our backlog during periods of low waste receipts, which historically has been in the first or fourth quarter.

Dependence Upon a Single or Few Customers
Our Nuclear Segment has a significant relationship with the federal government, and continues to enter into, contracts with (directly or indirectly as a subcontractor) the federal government.  The contracts that we are a party to with the federal government or with others as a subcontractor to the federal government generally provide that the government may terminate or renegotiate the contracts on 30 days notice, at the government's election.  Our inability to continue under existing contracts that we have with the federal government (directly or indirectly as a subcontractor) could have a material adverse effect on our operations and financial condition.

We performed services relating to waste generated by the federal government, either directly or indirectly as a subcontractor (including Fluor Hanford and CHPRC as discussed below) to the federal government, representing approximately $80,275,000 or 82.1% of our total revenue from continuing operations during 2010, as compared to $75,013,000 or 81.2% of our total revenue from continuing operations during 2009, and $43,464,000 or 67.3% of our total revenue from continuing operations during 2008.

As previously discussed, in the second quarter of 2008, our M&EC facility was awarded a subcontract by CHPRC, a general contractor to the DOE, to participate in the cleanup of the central portion of the Hanford Site, which once housed certain chemical separation building and other facilities that separated and recovered plutonium and other materials for use in nuclear weapons. This subcontract is a cost plus award fee contract and provides a transition period from August 11, 2008 through September 30, 2008, a base period from October 1, 2008 through September 30, 2013, and an option period from October 1, 2013 through September 30, 2018. On October 1, 2008, operations of this subcontract commenced at the DOE Hanford Site. We believe full operations under this subcontract will result in revenues for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year base period. As provided above, M&EC's subcontract is terminable or subject to renegotiation, at the option of the government, on 30 days notice.  Effective October 1, 2008, CHPRC also began management of waste activities previously managed by Fluor Hanford, DOE's general contractor prior to CHPRC. Our Nuclear Segment had three previous subcontracts with Fluor Hanford which have been renegotiated by CHPRC to September 30, 2013.  Revenues from CHPRC totaled $51,929,000 or 53.1%, $45,169,000 or 48.8%, and $8,120,000 or 12.6% of our total revenue from continuing operations for twelve months ended December 31, 2010, 2009, and 2008, respectively.  As revenue from Fluor Hanford had been transitioned to CHPRC in 2008, revenue from Fluor Hanford totaled $0 or 0%, $0 or 0%, and $7,974,000 or 12.3%, of our consolidated revenue from continuing operations for the twelve months ended December 31, 2010, 2009, and 2008, respectively.

Competitive Conditions
The Nuclear Segment's largest competitor is EnergySolutions, which provides treatment and disposal capabilities at its Oak Ridge, Tennessee and Clive, Utah facilities.  EnergySolutions presents the largest competitive challenge in the market. At present, EnergySolutions' Clive, Utah facility is one of the few radioactive disposal sites for commercially generated wastes in the country in which our Nuclear Segment can dispose of its nuclear waste.  If EnergySolutions should refuse to accept our waste or cease operations at its Clive, Utah facility, such would have a material adverse effect on us for commercial wastes. However, with the recent radioactive disposal license granted to Waste Control Specialists ("WCS") located in Andrews, Texas, this risk could be reduced as WCS brings its disposal site online later in 2011 or early 2012. The Nuclear Segment treats and disposes of DOE generated wastes largely at DOE owned sites.  Smaller competitors are also present in the market place; however, they do not present a significant challenge at this time. Our Nuclear Segment solicits business on a nationwide basis with both government and commercial clients.

The permitting and licensing requirements, and the cost to obtain such permits, are barriers to the entry of hazardous waste treatment, storage, and disposal ("TSD") facilities and radioactive and mixed waste activities as presently operated by our subsidiaries.  We believe that there are no formidable barriers to entry into certain of the on-site treatment businesses, and certain of the non-hazardous waste operations, which do not require such permits.  If the permit requirements for hazardous waste TSD activities and/or the licensing requirements for the handling of low level radioactive matters are eliminated or if such licenses or permits were made less rigorous to obtain, such would allow companies to enter into these markets and provide greater competition.

Engineering Segment consulting services provided by us through SYA involve competition with larger engineering and consulting firms.  We believe that we are able to compete with these firms based on our established reputation in these market areas and our expertise in several specific elements of environmental engineering and consulting such as environmental applications in the cement industry, emission reduction strategies, and Maximum Available Control Technology ("MACT") compliance.

Capital Spending, Certain Environmental Expenditures and Potential Environmental Liabilities
Capital Spending
During 2010, our purchases of capital equipment totaled approximately $2,580,000, of which $1,642,000 and $938,000 was for our continuing and discontinued operations, respectively. Of the total capital spending, $71,000 and $358,000 was financed for our continuing and discontinued operations, respectively, resulting in total net purchases of $2,151,000 funded out of cash flow. These expenditures were for improvements to operations primarily within the Nuclear Segment and those facilities within the Industrial Segments which were reclassified as discontinued operations in October 2010. These capital expenditures were funded by the cash provided by operations and financing activities. We have budgeted approximately $2,600,000 for 2011 capital expenditures for our segments to expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements. Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether.  We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount.  The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

Environmental Liabilities
We have four remediation projects, which are currently in progress at certain of our discontinued facilities. These remediation projects principally entail the removal/remediation of contaminated soil and, in some cases, the remediation of surrounding ground water.

In June 1994, we acquired PFD, which we divested in March 2008.  Prior to our acquisition of PFD in 1994, the former owners of PFD had merged Environmental Processing Services, Inc. ("EPS") with PFD. In acquiring PFD in 1994, we were indemnified by the seller for costs associated with remediating the property leased by EPS ("Leased Property"). Such remediation involves soil and/or groundwater restoration. The Leased Property used by EPS to operate its facility was separate and apart from the property on which PFD's facility was located. Upon the sale of PFD in March 2008 by Perma-Fix, we retained the environmental liability of PFD as it related only to the remediation of the EPS site. In 2010, a Revised Closure Plan was submitted to Ohio Environmental Protection Agency. In response to comments, the Plan is currently under final revision and will be submitted in 2011. Final remediation is also expected to begin in 2011. We have accrued approximately $448,000, at December 31, 2010, for the estimated, remaining costs of remediating the Leased Property, which will extend over the next six years.

In conjunction with our acquisition of Perma-Fix of Memphis, Inc. ("PFM"), we assumed and recorded certain liabilities to remediate gasoline contaminated groundwater and investigate potential areas of soil contamination on PFM's property.  Prior to our ownership of PFM, the owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities. In 2008, we completed all soil remediation with the exception of that associated with the groundwater contamination. In addition, we installed wells and equipment associated with groundwater remediation. We have accrued approximately $281,000 at December 31, 2010, for closure which we anticipate spending over the next five years.

In conjunction with the acquisition of PFSG, we initially recognized an environmental accrual of $2,200,000 for estimated long-term costs to remove contaminated soil and to undergo groundwater remediation activities at the acquired facility in Valdosta, Georgia. The remedial activities began in 2003.  We have accrued approximately $1,500,000 at December 31, 2010, to complete remediation of the facility, which included an addition to the reserve of approximately $844,000 made in 2010 due to a change in scope of the remediation requirements mandated by the Georgia Environment Protection Division ("GEPD").  We anticipate spending the reserve over the next eight years.

As a result of the discontinued operations at the PFMI facility in 2004, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006.  During 2006, based on state-mandated criteria, we began implementing a modified methodology to remediate the facility. In 2010, as required under a Consent Order, a closure plan was submitted, which is currently under revision to reflect comments from the regulators, and will be resubmitted in 2011. As of December 31, 2010, we have $27,000 accrued for the closure, and it is anticipated that closure activities, with the exception of post-closure monitoring, will be completed in 2011.

No insurance or third party recovery was taken into account in determining our cost estimates or reserves, nor do our cost estimates or reserves reflect any discount for present value purposes.

The nature of our business exposes us to significant risk of liability for damages.  Such potential liability could involve, for example, claims for cleanup costs, personal injury or damage to the environment in cases where we are held responsible for the release of hazardous materials; claims of employees, customers or third parties for personal injury or property damage occurring in the course of our operations; and claims alleging negligence or professional errors or omissions in the planning or performance of our services.  In addition, we could be deemed a responsible party for the costs of required cleanup of any property, which may be contaminated by hazardous substances generated or transported by us to a site we selected, including properties owned or leased by us (see "Legal Proceedings" in Part I, Item 3).  We could also be subject to fines and civil penalties in connection with violations of regulatory requirements.

Research and Development
Innovation and technical know-how by our operations is very important to the success of our business.  Our goal is to discover, develop and bring to market innovative ways to process waste that address unmet environmental needs. We conduct research internally, and also through collaborations with other third parties.  The majority of our research activities are performed as we receive new and unique waste to treat.  We feel that our investments in research have been rewarded by the discovery of the Perma-Fix Process and the Perma-Fix II process. Our competitors also devote resources to research and development and many such competitors have greater resources at their disposal than we do. We have estimated that during 2010, 2009, and 2008, we spent approximately $921,000, $609,000 and $1,020,000, respectively, in Company-sponsored research and development activities.

Number of Employees
In our service-driven business, our employees are vital to our success.  We believe we have good relationships with our employees.  As of December 31, 2010, we employed 667 full time persons, of whom 21 were assigned to our corporate office, 21 were assigned to our Operations Headquarters, 24 were assigned to our Engineering Segment, 41 were assigned to our discontinued operations within our Industrial Segment, and 560 were assigned to our Nuclear Segment.  Of the 560 employees at our Nuclear Segment, 259 employees are hired to work under the CHPRC subcontract.  Of the 259 employees, 114 employees (representing approximately 17.1% of the Company's total number of employees) are unionized and are covered by a collective bargaining agreement.  The current bargaining agreement became effective April 1, 2007 and expires on March 31, 2012 (see "- Operating Segments – Nuclear Waste Management Services" in this section regarding our CHPRC subcontract).

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

Atomic Energy Act
The Atomic Energy Act of 1954 governs the safe handling and use of Source, Special Nuclear and Byproduct materials in the U.S. and its territories. This act authorized the Atomic Energy Commission (now the Nuclear Regulatory Commission "USNRC") to enter into "Agreements with States to carry out those regulatory functions in those respective states except for Nuclear Power Plants and federal facilities like the VA hospitals and the DOE operations." The State of Florida (with the USNRC oversight), Office of Radiation Control, regulates the radiological program of the PFF facility, and the State of Tennessee (with the USNRC oversight), Tennessee Department of Radiological Health, regulates the radiological program of the DSSI and M&EC facilities. The State of Washington (with the USNRC oversight) Department of Health, regulates the radiological operations of the PFNWR facility.

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

In June 2003, we entered into a 25-year finite risk insurance policy with Chartis, a subsidiary of AIG (see "Part I, Item 1A. - Risk Factors" for certain potential risk related to AIG), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure.  Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations.  The policy provides a maximum $39,000,000 of financial assurance coverage. As of December 31, 2010, our total financial coverage under our finite risk policy totals approximately $36,431,000.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility, which we acquired in June 2007, with Chartis, a subsidiary of AIG (see "Part I, Item 1A. - Risk Factors" for certain potential risk related to AIG).  The policy provides an initial $7,800,000 of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8,200,000.  We will have the option to renew this policy at the end of the four year term.

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
It has been publicly reported in the past that American International Group, Inc. ("AIG"), had experienced significant financial difficulties. A subsidiary of AIG, Chartis, provides our finite risk insurance policies which provide financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure.  We are required to provide and to maintain financial assurance that guarantees to the state that in the event of closure, our permitted facilities will be closed in accordance with the regulations.  Our initial policy provides a maximum of $39,000,000 of financial assurance coverage of which the coverage amount totals $36,431,000 at December 31, 2010.  We also maintain a financial assurance policy for our PFNWR facility entered into in June 2007 which will provide maximum coverage of $8,200,000 at the end of the four year term policy. Chartis also provides other operating insurance policies for the Company and our subsidiaries.  In the event of a failure of AIG, this could materially impact our operations and our permits which we are required to have in order to operate our treatment, storage, and disposal facilities.

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
A material amount of our Nuclear Segment's revenues are generated through various U.S. government contracts or subcontracts involving the U.S. government.  Our revenues from governmental contracts and subcontracts relating to governmental facilities within our Nuclear Segment were approximately $80,275,000 or 82.1% and $75,013,000 or 81.2%, of our consolidated operating revenues from continuing operations for 2010 and 2009, respectively.  Most of our government contracts or our subcontracts granted under government contracts are awarded through a regulated competitive bidding process. Some government contracts are awarded to multiple competitors, which increase overall competition and pricing pressure and may require us to make sustained post-award efforts to realize revenues under these government contracts. All contracts with, or subcontracts involving, the federal government are terminable, or subject to renegotiation, by the applicable governmental agency on 30 days notice, at the option of the governmental agency. If we fail to maintain or replace these relationships, or if a material contract is terminated or renegotiated in a manner that is materially adverse to us, our revenues and future operations could be materially adversely affected.

Failure of our Nuclear Segment to be profitable could have a material adverse effect.
Our Nuclear Segment has historically been profitable and represents the Company's largest revenue segment. The Company's main objectives are to continue to increase focus on the efficient operation of our existing facilities within our Nuclear Segment and to further evaluate strategic acquisitions within the Nuclear Segment.  If our Nuclear Segment fails to continue to be profitable in the future, this could have a material adverse effect on the Company's results of operations, liquidity and our potential growth.

Our existing and future customers may reduce or halt their spending on nuclear services with outside vendors, including us.
A variety of factors may cause our existing or future customers (including the federal government) to reduce or halt their spending on nuclear services from outside vendors, including us. These factors include, but are not limited to:

●	accidents, terrorism, natural disasters or other incidents occurring at nuclear facilities or involving shipments of nuclear materials;
●	failure of the federal government to approve necessary budgets, or to reduce the amount of the budget necessary, to fund remediation of DOE and DOD sites;
●	civic opposition to or changes in government policies regarding nuclear operations; or
●	a reduction in demand for nuclear generating capacity.

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
Our Nuclear Segment has limited options available for disposal of its waste. There is only one disposal site for our low level radioactive waste we receive from non-governmental sites.  If this disposal site ceases to accept waste or closes for any reason or refuses to accept the waste of our Nuclear Segment, for any reason, we could have nowhere to dispose of our nuclear waste or have significantly increased costs from disposal alternatives. With nowhere to dispose of our nuclear waste, we would be subject to significant risk from the implications of storing the waste on our site, and we would have to limit our operations to accept only waste that we can dispose of.  A second low-level radioactive disposal site is scheduled to be operational during the later part of 2011 or early 2012; and when this new disposal site becomes operational, we do not believe that we will be as dependent on the current disposal site.

Our businesses subject us to substantial potential environmental liability.
Our business of rendering services in connection with management of waste, including certain types of hazardous waste, low-level radioactive waste, and mixed waste (waste containing both hazardous and low-level radioactive waste), subjects us to risks of liability for damages. Such liability could involve, without limitation:

●	claims for clean-up costs, personal injury or damage to the environment in cases in which we are held responsible for the release of hazardous or radioactive materials; and
●	claims of employees, customers, or third parties for personal injury or property damage occurring in the course of our operations; and
●	claims alleging negligence or professional errors or omissions in the planning or performance of our services.

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
We have historically experienced reduced revenues and losses during the first and fourth quarters of our fiscal years due to a seasonal slowdown in operations from poor weather conditions, overall reduced activities during these periods resulting from holiday periods, and finalization of government budgets during the fourth quarter of each year. During our second and third fiscal quarters there has historically been an increase in revenues and operating profits. If we do not continue to have increased revenues and profitability during the second and third fiscal quarters, this could have a material adverse effect on our results of operations and liquidity.

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
We and our customers operate in a politically sensitive environment. Opposition by third parties to particular projects can limit the handling and disposal of radioactive materials.  Adverse public reaction to developments in the disposal of radioactive materials, including any high profile incident involving the discharge of radioactive materials, could directly affect our customers and indirectly affect our business. Adverse public reaction also could lead to increased regulation or outright prohibition, limitations on the activities of our customers, more onerous operating requirements or other conditions that could have a material adverse impact on our customers' and our business.

We may be exposed to certain regulatory and financial risks related to climate change.
Climate change is receiving ever increasing attention from scientists and legislators alike. The debate is ongoing as to the extent to which our climate is changing, the potential causes of this change and its potential impacts. Some attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions.

Presently there are no federally mandated greenhouse gas reduction requirements in the United States. However, there are a number of legislative and regulatory proposals to address greenhouse gas emissions, which are in various phases of discussion or implementation. The outcome of federal and state actions to address global climate change could result in a variety of regulatory programs including potential new regulations. Any adoption by federal or state governments mandating a substantial reduction in greenhouse gas emissions could increase costs associated with our operations.  Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our financial position, operating results and cash flows.

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

The Price-Anderson Act's indemnification provisions generally do not apply to our processing of radioactive waste at governmental facilities, and do not apply to liabilities that we might incur while performing services as a contractor for the DOE and the nuclear energy industry. If an incident or evacuation is not covered under Price-Anderson Act indemnification, we could be held liable for damages, regardless of fault, which could have an adverse effect on our results of operations and financial condition. If such indemnification authority is not applicable in the future, our business could be adversely affected if the owners and operators of new facilities fail to retain our services in the absence of commercial adequate insurance and indemnification.

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
We have approximately $9,569,000 and $25,795,000 in net operating loss carryforwards which will expire from 2010 to 2021 if not used against future federal and state income tax liabilities, respectively.  Our net loss carryforwards are subject to various limitations.  Our ability to use the net loss carryforwards depends on whether we are able to generate sufficient income in the future years.  Further, our net loss carryforwards have not been audited or approved by the Internal Revenue Service.

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
At December 31, 2010, our aggregate consolidated debt was approximately $10,656,000. Our secured revolving credit facility (the "Credit Facility") provides for an aggregate commitment of $25,000,000, consisting of an $18,000,000 revolving line of credit and a term loan of $7,000,000.  The maximum we can borrow under the revolving part of the Credit Facility is based on a percentage of the amount of our eligible receivables outstanding at any one time.  As of December 31, 2010, we had borrowings under the revolving part of our Credit Facility of $2,019,000 and borrowing availability of up to an additional $9,747,000 based on our outstanding eligible receivables. A lack of operating results could have material adverse consequences on our ability to operate our business.  Our ability to make principal and interest payments, or to refinance indebtedness, will depend on both our and our subsidiaries' future operating performance and cash flow. Prevailing economic conditions, interest rate levels, and financial, competitive, business, and other factors affect us.  Many of these factors are beyond our control.

Risks Relating to our Common Stock

Issuance of substantial amounts of our Common Stock could depress our stock price.
Any sales of substantial amounts of our Common Stock in the public market could cause an adverse effect on the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities.  The issuance of our Common Stock will result in the dilution in the percentage membership interest of our stockholders and the dilution in ownership value. As of December 31, 2010, we had 55,067,970 shares of Common Stock outstanding (which excludes 38,210 treasury shares).

In addition, as of December 31, 2010, we had outstanding options to purchase 2,755,525 shares of Common Stock at exercise prices from $1.42 to $2.98 per share.  Further, our preferred share rights plan and the shelf registration statement, if either is triggered, could result in the issuance of a substantial amount of our Common Stock.  The existence of this quantity of rights to purchase our Common Stock under the preferred share rights plan and/or the shelf registration could result in a significant dilution in the percentage ownership interest of our stockholders and the dilution in ownership value. Future sales of the shares issuable could also depress the market price of our Common Stock.

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

We have authorized and unissued 12,026,505 (which include outstanding options to purchase 2,755,525 shares of our Common Stock, outstanding warrants to purchase 150,000 shares of our Common Stock, and up to 5,000,000 shares authorized for resale under the shelf registration statement) shares of Common Stock and 2,000,000 shares of Preferred Stock as of December 31, 2010 (which includes 600,000 shares of our Preferred Stock reserved for issuance under our preferred share rights plan).  These unissued shares could be used by our management to make it more difficult, and thereby discourage an attempt to acquire control of us.

Our Preferred Share Rights Plan may adversely affect our stockholders.
In May 2008, we adopted a preferred share rights plan (the "Rights Plan"), designed to ensure that all of our stockholders receive fair and equal treatment in the event of a proposed takeover or abusive tender offer.  However, the Rights Plan may also have the effect of deterring, delaying, or preventing a change in control that might otherwise be in the best interests of our stockholders.

In general, under the terms of the Rights Plan, subject to certain limited exceptions, if a person or group acquires 20% or more of our Common Stock or a tender offer or exchange offer for 20% or more of our Common Stock is announced or commenced, our other stockholders may receive upon exercise of the rights (the "Rights") issued under the Rights Plan the number of shares our Common Stock or of one-one hundredths of a share of our Series A Junior Participating Preferred Stock, par value $.001 per share, having a value equal to two times the purchase price of the Right.  In addition, if we are acquired in a merger or other business combination transaction in which we are not the survivor or more than 50% of our assets or earning power is sold or transferred, then each holder of a Right (other than the acquirer) will thereafter have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the purchase price of the Right.  The purchase price of each Right is $13, subject to adjustment.

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

Our principal executive office is in Atlanta, Georgia.  Our Operations Headquarters is located in Oak Ridge, Tennessee.  Our Nuclear Segment facilities are located in Gainesville, Florida; Kingston, Tennessee; Oak Ridge, Tennessee, and Richland, Washington.  Our Consulting Engineering Services is located in Ellisville, Missouri.  Our discontinued operations within the Industrial Segment are located in Orlando and Ft. Lauderdale, Florida; and Valdosta, Georgia. Our Industrial Segment also has three non-operational facilities: Brownstown, Michigan and Memphis, Tennessee, where we still maintain the properties; and Pittsburgh, Pennsylvania, for which the leased property was released back to the owner in 2006 upon final remediation of the leased property.

We operate eight facilities, five within our continuing operations and three within our discontinued operations.  All of the facilities are in the United States.  Five of our facilities are subject to mortgages as granted to our senior lender (Kingston, Tennessee; Gainesville, Florida; Richland, Washington; Fort Lauderdale, Florida; and Orlando, Florida).

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

Certain Legal Matters:
Perma-Fix of Dayton ("PFD"), Perma-Fix of Florida ("PFF"), Perma-Fix of Orlando ("PFO"), Perma-Fix of South Georgia ("PFSG"), and Perma-Fix of Memphis ("PFM")
In May 2007, the above facilities were named Potentially Responsible Parties ("PRPs") at the Marine Shale Superfund site in St. Mary Parish, Louisiana ("Site").  Information provided by the EPA indicates that, from 1985 through 1996, the Perma-Fix facilities above were responsible for shipping 2.8% of the total waste volume received by Marine Shale.  Subject to finalization of this estimate by the PRP group, PFF, PFO and PFD could be considered de-minimus at .06%, .07% and .28% respectively.  PFSG and PFM would be major at 1.12% and 1.27% respectively.  However, at this time the contributions of all facilities are consolidated.  As of the date of this report, we have reasonably concluded that our obligation in this matter will not result in fines or sanctions, exclusive of interest and costs, of more than $100,000, and as a result, will no longer be reporting on this matter.

Perma-Fix of Northwest Richland, Inc. ("PFNWR")
PFNWR has filed a complaint alleging breach of contract and seeking the Court to direct specific performance of the "return-of-waste clause" contained in the brokerage contract between a previous owner of the facility now owned by PFNWR and Philotechnics, Ltd. ("Philo"), with regard to a quantity of non-conforming waste Philo delivered to the PFNWR facility prior to the acquisition of the facility by PFNWR for treatment on behalf of Philo's customer El du Pont de Nemours and Company ("DuPont").  In the complaint, we asked the Court to either: (A) order Philo to specifically perform its obligations under the "return-of-waste" clause of the Contract by physically taking custody of and by removing the nonconforming waste, and order that Philo pay PFNWR the additional costs of maintaining and managing the waste or, (B) order Philo to pay PFNWR the cost to treat and dispose of the nonconforming waste so as to allow PFNWR to compliantly dispose of that waste offsite.

ITEM 4.	REMOVED AND RESERVED

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth, as of the date hereof, information concerning our executive officers (1):

NAME (1)	AGE	POSITION
Dr. Louis F. Centofanti	67	Chairman of the Board, President and Chief Executive Officer
Mr. Ben Naccarato	48	Chief Financial Officer, Vice President, and Secretary
Mr. Robert Schreiber, Jr.	60	President of SYA, Schreiber, Yonley & Associates, a subsidiary of the Company, and Principal Engineer

Dr. Louis F. Centofanti
Dr. Centofanti has served as Board Chairman since joining the Company in February 1991. Dr. Centofanti also served as Company President and Chief Executive Officer (February 1991 to September 1995) and again in March 1996 was elected Company President and Chief Executive Officer.  From 1985 until joining the Company, Dr. Centofanti served as Senior Vice President of USPCI, Inc., a large hazardous waste management company, where he was responsible for managing the treatment, reclamation and technical groups within USPCI.  In 1981 he founded PPM, Inc. (later sold to USPCI), a hazardous waste management company specializing in treating PCB contaminated oils.  From 1978 to 1981, Dr. Centofanti served as Regional Administrator of the U.S. Department of Energy for the southeastern region of the United States.  Dr. Centofanti has a Ph.D. and a M.S. in Chemistry from the University of Michigan, and a B.S. in Chemistry from Youngstown State University.

Mr. Ben Naccarato
Mr. Naccarato has served as the Chief Financial Officer since February 26, 2009.  Mr. Naccarato was appointed on October 24, 2008 by the Company's Board of Directors as the Interim Chief Financial Officer, effective November 1, 2008.  Mr. Naccarato joined the Company in September 2004 and served as Vice President, Finance of the Company's Industrial Segment until May 2006, when he was named Vice President, Corporate Controller/Treasurer.  Prior to joining the Company in September 2004, Mr. Naccarato was the Chief Financial Officer of Culp Petroleum Company, Inc., a privately held company in the fuel distribution and used waste oil industry from December 2002 to September 2004.  Mr. Naccarato is a graduate of University of Toronto having received a Bachelor of Commerce and Finance Degree and is a Certified Management Accountant.

Mr. Robert Schreiber, Jr.
Mr. Schreiber has served as President of SYA since the Company acquired the environmental engineering firm in 1992. Mr. Schreiber co-founded the predecessor of SYA, Lafser & Schreiber in 1985, and held several executive roles in the firm until our acquisition of SYA.  From 1978 to 1985, Mr. Schreiber was the Director of Air programs and all environmental programs for the Missouri Department of Natural Resources. Mr. Schreiber provides technical expertise in wide range of areas including the cement industry, environmental regulations and air pollution control.  Mr. Schreiber has a B.S. in Chemical Engineering from the University of Missouri – Columbia.

(1) During February, 2011, we entered into an agreement with Mr. James A. Blankenhorn, age 46, to be our Chief Operating Officer.  It is anticipated that Mr. Blankenhorn will begin employment with us in the later part of May 2011.  Mr. Blankenhorn has 24 years experience in the nuclear industry supporting the DOE's environmental management, the National Nuclear Security Administration programs, and the DOD programs. Prior to joining our Company, Mr. Blankenhorn served in a variety of senior management positions at URS Corporation, a publicly traded Company which provides engineering, construction, and technical services for public agencies and private sectors.  Most recently, he served as the deputy project manager for the West Valley Environmental Services, LLC, in western New York where he directed a staff of 360 in the deactivation, decommissioning and clean up of facilities at West Valley.  From 2008 to early 2010, Mr. Blankenhorn was program director with Los Alamos National Security, LLC, responsible for the Waste Disposition Project at the Los Alamos National Laboratory where he supervised 440 people and was responsible for improving performance and achieving cost savings while developing a long term strategy for legacy wastes.  Mr. Blankenhorn spent 18 years at the Westinghouse Savannah River Company. Since 1986, Mr. Blankenhorn has been an officer (recently promoted to a Colonel) in the U.S. Army and Army Reserves serving in leadership positions within the U.S. Army Nuclear, Biological and Chemical program.  Mr. Blankenhorn holds a Master of Science degree – Strategic Studies from the U.S. Army War College, a Master of Science degree – Environmental/Hazardous Waste Management from National Technology University and a Bachelor of Science degree – Chemistry from the Florida Institute of Technology.   See "Part III, Item 11 – Executive Compensation – Mr. James Blankenhorn – Chief Operating Officer" for the term of Mr. Blankenhorn's compensation, which are to become effective, upon his beginning of employment with the Company.

Certain Relationships
There are no family relationships between any of our Directors or executive officers. Dr. Centofanti is the only Director who is an employee of the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the NASDAQ Capital Markets ("NASDAQ") under the symbol "PESI". The following table sets forth the high and low market trade prices quoted for the Common Stock during the periods shown.  The source of such quotations and information is the NASDAQ online trading history reports.

		2010		2009
		Low	High	Low	High
Common Stock	1st Quarter	$1.72	$2.51	$1.15	$1.95
	2nd Quarter	1.51	2.38	1.64	2.72
	3rd Quarter	1.43	1.92	2.24	2.72
	4th Quarter	1.24	1.86	2.05	2.51

As of February 25, 2011, there were approximately 248 stockholders of record of our Common Stock, including brokerage firms and/or clearing houses holding shares of our Common Stock for their clientele (with each brokerage house and/or clearing house being considered as one holder).  However, the total number of beneficial stockholders as of February 25, 2011, was approximately 4,072.

Since our inception, we have not paid any cash dividends on our Common Stock and have no dividend policy. Our loan agreement prohibits us from paying any cash dividends on our Common Stock without prior approval from the lender.  We do not anticipate paying cash dividends on our outstanding Common Stock in the foreseeable future.

No sales of unregistered securities occurred during 2010.  There were no purchases made by us or on behalf of us or any of our affiliated members of shares of our Common Stock during the last quarter of 2010.

We have adopted a preferred share rights plan, which is designed to protect us against certain creeping acquisitions, open market purchases, and certain mergers and other combinations with acquiring companies.  See "Item 1A. - Risk Factors – Our Preferred Share Rights Plan" as to further discussion relating to the terms of our preferred share rights plan.

Common Stock Price Performance Graph
The following Common Stock price performance graph compares the yearly change in the Company's cumulative total stockholders' returns on the Common Stock during the years 2006 through 2010, with the cumulative total return of the NASDAQ Market Index and the published industry index prepared by Morningstar and known as Morningstar Waste Management Industry Group ("Industry Index") assuming the investment of $100 on January 1, 2006.

The stockholder returns shown on the graph below are not necessarily indicative of future performance, and we will not make or endorse any predications as to future stockholder returns.

Assumes $100 invested in the Company on January 1, 2006, the Industry Index and the NASDAQ Market Index, and the reinvestment of dividends. The above five-year Cumulative Total Return Graph shall not be deemed to be "soliciting material" or to be filed with the Securities and Exchange Commission, nor shall such information be incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 (collectively, the "Acts") or be subject to the liabilities under Section 18 of the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not be deemed to be soliciting material or to be filed under such Acts.

ITEM 6.	SELECTED FINANCIAL DATA

The financial data included in this table has been derived from our audited consolidated financial statements, which have been audited by BDO USA, LLP.  As a result of PFFL, PFSG, and PFO meeting the held for sale criteria in accordance with ASC 360, "Property, Plant, and Equipment" in October 2010, the Company's previously reported consolidated statement of operations data for the years noted below for these three facilities have been reclassified as discontinued operations.  In addition, certain prior year amounts have been reclassified to conform with current year presentations.  Amounts are in thousands, except for per share amounts. The information set forth below should be read in conjunction with "Management's Discussion Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the notes thereto included elsewhere herein.

Statement of Operations Data:

	2010	2009	2008	2007(1)	2006
Revenues	$97,790	$92,393	$64,553	$54,102	$52,781
Income (loss) from continuing operations	3,271	9,687	(818)	517	5,644
(Loss) income from discontinued operations, net of taxes	(663)	(65)	406	(9,727)	(933)
Gain on disposal of discontinued operations, net of taxes	-	-	2,323	-	-
Net income (loss)	2,608	9,622	1,911	(9,210)	4,711
Income (loss) per common share - Basic
Continuing operations	.06	.18	(.01)	.01	.12
Discontinued operations	(.01)	-	.01	(.19)	(.02)
Disposal of discontinued operations	-	-	.04	-	-
Net income (loss) per share	.05	.18	.04	(.18)	.10
Income (loss) per common share - Diluted
Continuing operations	.06	.18	(.01)	.01	.12
Discontinued operations	(.01)	-	.01	(.18)	(.02)
Disposal of discontinued operations	-	-	.04	-	-
Net income (loss) per share	.05	.18	.04	(.17)	.10
Number of shares used in computing net income (loss) per share - Basic	54,947	54,238	53,803	52,549	48,157
Number of shares and potential common shares used in computing net income (loss) per share - Diluted	55,030	54,526	53,803	53,294	48,768

Balance Sheet Data:

	December 31,
	2010	2009	2008	2007	2006
Working capital (deficit)	$2,329	$1,490	$(3,886)	$(17,154)	$12,810
Total assets	125,315	126,000	123,690	126,031	106,662
Current and long-term debt	10,656	12,381	16,203	18,836	8,329
Total liabilities	46,811	51,196	60,769	66,018	40,924
Preferred Stock of subsidiary	1,285	1,285	1,285	1,285	1,285
Stockholders' equity	77,219	73,519	61,636	58,728	64,453

(1)
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

Review
The Company experienced a modest improvement in 2010 as compared to 2009.  Revenue increased $5,397,000 or 5.8% in 2010 to $97,790,000 as compared to revenue of $92,393,000 for 2009.  The improvement in revenue in 2010 was primarily attributed to the subcontract that we received from CH Plateau Remediation Company ("CHPRC"), a general contractor to the Department of Energy ("DOE"), in the second quarter of 2008 by our East Tennessee Materials and Energy Corporation ("M&EC") facility. Under this subcontract ("CHPRC subcontract"), M&EC is performing a portion of facility operations and waste management activities for the DOE Hanford, Washington Site.  On October 1, 2008, operation under this subcontract commenced at the DOE Hanford Site.  We continued to benefit from the economic stimulus package (American Recovery and Reinvestment Act) enacted by Congress in February 2009, which provided additional funding for nuclear waste clean-up throughout the DOE complex. This benefit was reflective of the increased revenue generated from the CHPRC subcontract from increased headcount.  Our Engineering Segment's year end result was negatively impacted by the decrease in revenue as customers put work on hold due to the continued economic uncertainty.

In 2010, our Nuclear Segment generated revenue of $95,332,000, an increase of $6,321,000 or 7.1% over the revenue of $89,011,000 in 2009.  The increase in revenue was primarily due to the increase in revenue of $7,743,000 from the CHPRC subcontract mentioned above.  An offsetting decrease in revenue in our Nuclear Segment of $1,422,000 was primarily due to reduced treatment waste volume, which was partially offset by higher average priced waste. Revenue for 2010 from the Engineering Segment decreased $924,000 or 27.3% to $2,458,000 from $3,382,000 for the same period of 2009.

Gross profit decreased $3,866,000 or 15.8% in 2010 from 2009 primarily due to reduced treatment waste volume in the Nuclear Segment and decreased billable hours in our Engineering Segment.    The gross profit in 2009 included a reduction of approximately $787,000 in costs of goods sold in our Nuclear Segment resulting from a change in the estimate related to accrued costs to dispose of legacy waste that were assumed as part of the acquisition of our Perma-Fix Northwest Richland, Inc. ("PFNWR") facility in June 2007 (see "Cost of Goods Sold" in this section for further information regarding this reduction).   Selling, General, and Administrative (SG&A) expenses were down $1,061,000 due to the reduction in income and our continued efforts in cutting costs.

We improved our working capital in 2010.  Our working capital position at December 31, 2010 was $2,329,000, which includes working capital of our discontinued operations, as compared to working capital of $1,490,000 as of December 31, 2009. The improvement in our working capital was primarily the result of cash collected from the reduction in account receivables and unearned revenue.  This improvement in our working capital was reduced by the payment of our finite risk obligations and our revolver which are both classified as long term.

Outlook
We believe that government funding made available for DOE projects under the government stimulus plan in February 2009 should continue to positively impact our existing government contracts within our Nuclear Segment since the stimulus plan provides for a substantial amount for remediation of DOE sites.  However, we expect that demand for our services will be subject to fluctuations due to a variety of factors beyond our control, including the current economic conditions, and the manner in which the government will be required to spend funding to remediate federal sites. Our operations depend, in large part, upon governmental funding, particularly funding levels at the DOE.  In addition, our governmental contracts and subcontracts relating to activities at governmental sites are subject to termination or renegotiation on 30 days notice at the government's option.  Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows.

Results of Operations
The reporting of financial results and pertinent discussions are tailored to two reportable segments, which are our continuing operations: Nuclear Waste Management Services ("Nuclear") and Engineering Services ("Engineering").

Below are the results of continuing operations for our years ended December 31, 2010, 2009, and 2008 (amounts in thousands):

(Consolidated)	2010	%	2009	%	2008	%
Net Revenues	$97,790	100.0	$92,393	100.0	$64,553	100.0
Cost of goods sold	77,175	78.9	67,912	73.5	48,466	75.1
Gross Profit	20,615	21.1	24,481	26.5	16,087	24.9

Selling, general and administrative	13,361	13.7	14,422	15.6	14,243	22.1
Research and development	921	.9	609	.7	1,020	1.6
Loss (gain) on disposal of property and equipment	138	.2	(7)	-	192	.2
Income from operations	6,195	6.3	9,457	10.2	632	1.0
Interest income	65	.1	145	.2	226	.3
Interest expense	(755)	(.8)	(1,639)	(1.8)	(1,522)	(2.4)
Interest expense – financing fees	(412)	(.4)	(283)	(.3)	(137)	(.2)
Other	24	-	21	-	(6)	-
Income (loss) from continuing operations before taxes	5,117	5.2	7,701	8.3	(807)	(1.3)
Income tax (benefit) expense	1,846	1.9	(1,986)	(2.2)	11	-
Income (loss) from continuing operations	3,271	3.3	9,687	10.5	(818)	(1.3)

Summary - Years Ended December 31, 2010 and 2009

Net Revenue
Consolidated revenues from continuing operations increased $5,397,000 for the year ended December 31, 2010, compared to the year ended December 31, 2009, as follows:

(In thousands)	2010	% Revenue	2009	% Revenue	Change	% Change
Nuclear
Government waste	$28,346	29.0	$29,844	32.3	$(1,498)	(5.0)
CHPRC	51,929	53.1	45,169	48.8	6,760	15.0
Hazardous/non-hazardous	3,473	3.6	3,583	3.9	(110)	(3.1)
Other nuclear waste	11,584	11.8	10,415	11.3	1,169	11.2
Total	95,332	97.5	89,011	96.3	6,321	7.1

Engineering	2,458	2.5	3,382	3.7	(924)	(27.3)

Total	$97,790	100.0	$92,393	100.0	$5,397	5.8

The Nuclear Segment realized revenue growth of $6,321,000 or 7.1% for the year ended December 31, 2010, over the same period in 2009.  Revenue from CHPRC totaled $51,929,000 or 53.1% and $45,169,000 or 48.8% of our total revenue from continuing operations for the years ended December 31, 2010, and 2009, respectively.  Revenue from CHPRC included approximately $41,969,000 and $34,226,000 generated for the twelve months ended December 31, 2010, and the corresponding period of 2009, respectively, from the CHPRC subcontract which is a cost plus award fee subcontract. The increase of $7,743,000 or 22.6% from this subcontract was primarily due to increase in labor hours from increased headcount under this subcontract. Remaining revenue generated from CHPRC of approximately $9,960,000 and $10,943,000 for the year ended December 31, 2010, and the corresponding period of 2009, respectively, was from three existing waste processing contracts we have with CHPRC. Revenue from government generators (which includes revenue generated from the three waste processing contracts from CHPRC noted above) decreased by approximately $2,481,000 or 6.1% primarily due to reduced waste volume, which was partially offset by higher average priced waste.  Revenue from hazardous and non-hazardous waste was down slightly by $110,000 or 3.1% primarily due to reduced volume of approximately 34.8% which was partially offset by higher average pricing increase of 32.8%.  Higher field service revenue from higher average pricing also reduced the impact of reduced volume. Other nuclear waste revenue increased approximately $1,169,000 or 11.2% primarily due to increased waste volume from two customers, who accounted for approximately $900,000 of the $1,169,000 increase. Revenue in our Engineering Segment decreased approximately $924,000 or 27.3% primarily due to decreased billable hours of 21.4% and decreased average billing rate of 4.3%.

Cost of Goods Sold
Cost of goods sold increased $9,263,000 for the year ended December 31, 2010, as compared to the year ended December 31, 2009, as follows:

(In thousands)	2010	% Revenue	2009	% Revenue	Change
Nuclear	$74,924	78.6	$65,417	73.5	$9,507
Engineering	2,251	91.6	2,495	73.8	(244)
Total	$77,175	78.9	$67,912	73.5	$9,263

Cost of goods sold for the Nuclear Segment increased $9,507,000 or 14.5%, which included the cost of goods sold of approximately $34,294,000 related to the CHPRC subcontract. Cost of goods sold for the CHPRC subcontract was approximately $27,302,000 for the twelve months ended December 31, 2009. The increase in cost of goods sold for the CHPRC subcontract of $6,992,000 or 25.6% was consistent with the increase in revenue for the CHPRC subcontract. The cost of goods sold for our Nuclear Segment in 2009  included a reduction of approximately $787,000 recorded in the third quarter of 2009 in disposal/transportation costs resulting from a change in estimate related to accrued costs to dispose of legacy waste that were assumed as part of the acquisition of our PFNWR facility in June 2007.  The change in estimate was necessary due to our accumulation of new information that resulted in our identifying more efficient and cost effective ways to dispose of this waste.  Excluding the cost of goods sold of the CHPRC subcontract and the legacy waste adjustment in 2009, the remaining Nuclear Segment costs increased approximately $1,728,000 or 4.4%. We saw increases in transportation/disposal costs, payroll and healthcare related costs, depreciation expense, regulatory costs, and outside service expense.  Cost as a percentage of revenue increased by 5.1% which reflected revenue mix. The Engineering Segment cost of goods sold decreased approximately $244,000 or 9.8% due to lower revenue resulting from reduced billing hours and average billing rate.  We saw reduction in material and supplies, general expense, and significant reduction in bonus/commission expense primarily due to reduced revenue.  Included within cost of goods sold is depreciation and amortization expense of $4,438,000 and $4,181,000 for the years ended December 31, 2010 and 2009, respectively.

Gross Profit
Gross profit for the year ended December 31, 2010, was $3,866,000 lower than 2009, as follows:

(In thousands)	2010	% Revenue	2009	% Revenue	Change
Nuclear	$20,408	21.4	$23,594	26.5	$(3,186)
Engineering	207	8.4	887	26.2	(680)
Total	$20,615	21.1	$24,481	26.5	$(3,866)

The Nuclear Segment gross profit decreased $3,186,000 or 13.5%, which included gross profit of approximately $7,675,000 and $6,924,000 in gross profit for the year 2010 and 2009, respectively, for the CHPRC subcontract. Gross margin on the CHPRC subcontract of approximately 18.3% and 20.2% for the twelve months ended December 31, 2010, and the corresponding period of 2009, respectively, was in accordance with the contract fee provisions. Excluding the CHPRC subcontract and the $787,000 legacy disposal adjustment recorded in the third quarter of 2009 mentioned above, remaining Nuclear Segment gross profit decreased $3,150,000 or 19.8% primarily due to the revenue decrease from reduced treatment waste volume. The decrease in gross margin of 5.1% from 29.0% to 23.9% was primarily due to revenue mix.  In the prior year, we saw higher volume of high activity waste. The reduction in overall Nuclear Segment's gross margin from 26.5% to 21.4% was impacted by a larger mix of the revenue generated by the CHPRC subcontract, which carries a lower gross margin than our treatment revenue. The Engineering Segment gross profit decreased approximately $680,000 or 76.7% primarily due to reduction in external labor hours. The reduction in gross profit and margin throughout the segments was also impacted by certain fixed costs that remain fairly consistent despite changes in revenue and revenue mix.

Selling, General and Administrative
Selling, general and administrative ("SG&A") expenses decreased $1,061,000 for the year ended December 31, 2010, as compared to the corresponding period for 2009, as follows:

(In thousands)	2010	% Revenue	2009	% Revenue	Change
Administrative	$6,106	-	$6,318	-	$(212)
Nuclear	6,830	7.2	7,663	8.6	(833)
Engineering	425	17.3	441	13.0	(16)
Total	$13,361	13.7	$14,422	15.6	$(1,061)

Our SG&A for the twelve months ended December 31, 2010, decreased approximately $1,061,000 or 7.4% over the corresponding period of 2009.  The decrease in administrative SG&A was primarily the result of lower Management Incentive Plan ("MIP") compensation based on year end financial results, lower stock compensation expense as we incurred approximately $144,000 in stock compensation expense in 2009 from the extension of 270,000 fully vested non-qualified stock options to the former Chief Operating Officer, who resigned effective September 1, 2009, and lower healthcare costs. This decrease was reduced by higher outside service expense relating to corporate business and legal matters, business development initiatives, and information technology issues. We also saw higher travel costs. Nuclear Segment SG&A was down approximately $833,000 or 10.9% due mainly to reduction in bad debt expense of approximately $289,000, lower bonus/commission of approximately $446,000, lower payroll and healthcare related expenses, and lower general expenses in various categories as we continue our effort to reduce costs. The decrease was partially offset by higher outside services related to business development/consulting.  The Engineering Segment's SG&A expense decreased approximately $16,000 or 3.6% primarily due to lower tradeshow expense and general expenses in various categories.  This reduction was reduced by higher bad debt expense. Included in SG&A expenses is depreciation and amortization expense of $92,000 and $140,000 for the years ended December 31, 2010, and 2009, respectively.

Research and Development
Research and development costs increased $312,000 for the year ended December 31, 2010, as compared to the corresponding period of 2009.

(In thousands)	2010	% Revenue	2009	% Revenue	Change
Research and Development	$921	0.9	$609	0.7	$312

Research and development costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development and enhancement of new potential waste treatment processes. The increase for the year ended December 31, 2010, as compared to the corresponding period of 2009, was primarily due to contracted services we engaged in to perform research and development on behalf of the Company.  In addition, higher salaries and benefit costs for increased R&D initiatives accounted for this increase.

Loss (gain) on Disposal of Property and Equipment
The loss on disposal of fixed assets for 2010 was primarily due to disposal of equipment replaced at our M&EC facility.

Interest Income
Interest income decreased $80,000 for the year ended December 31, 2010, as compared to 2009.  The decrease was primarily the result of lower interest earned on the finite risk sinking fund due to lower interest rates.

Interest Expense
Interest expense decreased $884,000 for the year ended December 31, 2010, as compared to the corresponding period of 2009.

(In thousands)	2010	2009	Change	%
PNC interest	$428	$820	$(392)	(47.8)
Other	327	819	(492)	(60.1)
Total	$755	$1,639	$(884)	(53.9)

The decrease in interest expense for 2010 was primarily due to lower interest on our revolver and term note resulting from lower average balances and lower interest rate from an amendment entered into with PNC on January 25, 2010 (see "Liquidity and Capital Resources of the Company - Financing Activities" for information regarding this Amendment).  In addition, we incurred lower interest expense resulting from reduced loan balance from continuing principal pay down on the shareholder note in connection with the acquisition of Perma-Fix of Northwest, Inc. ("PFNW") and its wholly owned subsidiary, Perma-Fix Northwest Richland, Inc. ("PFNWR") and the promissory note dated May 8, 2009 entered into with Mr. William Lampson and Mr. Diehl Rettig. Also, interest expense related to certain vendor invoices was lower throughout 2010 as compared to the corresponding period of 2009.

Interest Expense - Financing Fees
Interest expense-financing fees increased approximately $129,000 from 2009 to 2010 primarily due to debt discount amortized as financing fees in connection with the issuance of 200,000 shares of the Company's Common Stock and two Warrants for purchase up to 150,000 shares of the Company's Common Stock as consideration for the Company receiving a $3,000,000 loan from Mr. William Lampson and Mr. Diehl Rettig in May 2009.

Income Taxes- Valuation Allowance
The provision for income taxes was $1,846,000 for 2010, compared to tax benefit of $1,986,000 for 2009.  Our effective tax rate was 36.1% in 2010, compared to negative 25.8% in 2009.  The higher income tax expense for 2010 was the result of the partial release of our valuation allowance in 2009 related to federal net operating loss (NOL) carryforwards.  For 2010 and 2009, we released $312,000 and $2,490,000 of valuation allowance, respectively.

Summary - Years Ended December 31, 2009 and 2008

Net Revenue
Consolidated revenues from continuing operations increased $27,840,000 for the year ended December 31, 2009, compared to the year ended December 31, 2008, as follows:

(In thousands)	2009	% Revenue	2008	% Revenue	Change	% Change
Nuclear
Government waste	$29,844	32.3	$27,370	42.4	$2,474	9.0
Fluor Hanford	—	—	7,974	12.3	(7,974)	(100.0)
CHPRC	45,169	48.8	8,120	12.6	37,049	456.3
Hazardous/non-hazardous	3,583	3.9	3,973	6.2	(390)	(9.8)
Other nuclear waste	10,415	11.3	13,922	21.6	(3,507)	(25.2)
Total	89,011	96.3	61,359	95.1	27,652	45.1

Engineering	3,382	3.7	3,194	4.9	188	5.9

Total	$92,393	100.0	$64,553	100.0	$27,840	43.1

The Nuclear Segment realized revenue growth of $27,652,000 or 45.1% for the year ended December 31, 2009 over the same period in 2008, primarily due to the increase in revenue as a result of the CHPRC subcontract awarded to M&EC during the second quarter of 2008. Revenue from CHPRC totaled $45,169,000 or 48.8% of our total revenue from continuing operations for the year ended December 31, 2009, which included approximately $34,226,000 of revenue under the CHPRC subcontract at M&EC.  We had revenue of approximately $8,120,000 or 12.6% of our total revenue from CHPRC for the year ended December 31, 2008, which included approximately $7,095,000 of revenue under the CHPRC subcontract at M&EC. Effective October 1, 2008, CHPRC also began management of waste activities under previous subcontracts with Fluor Hanford, DOE's general contractor at the Hanford Site prior to CHPRC.  Our Nuclear Segment had three previous subcontracts with Fluor Hanford.  These three subcontracts have since been renegotiated by CHPRC to September 30, 2013.  Revenue from government generators, excluding CHPRC and Fluor Hanford as discussed above, increased $2,474,000 or 9.0% primarily due to higher priced waste, which was partially offset by volume reduction. We saw significantly higher priced waste received starting in the third quarter of 2009.  Revenue from hazardous and non-hazardous waste was down $390,000 or 9.8% primarily due to a reduction in volume of 4.2% and a reduction in average pricing of 8.0%.  Other revenue decreased $3,507,000 or approximately 25.2% primarily due to a shipment of high activity and high margin waste of approximately $2,700,000 received in the first quarter of 2008 which did not repeat in 2009.  In addition, reduced volume contributed to this decrease in revenue.  Revenue in our Engineering Segment increased approximately $188,000 or 5.9% due to an increase in average billing rate of 8.2%, with billable hours remaining constant.

Cost of Goods Sold
Cost of goods sold increased $19,446,000 for the year ended December 31, 2009, as compared to the year ended December 31, 2008, as follows:

(In thousands)	2009	% Revenue	2008	% Revenue	Change
Nuclear	$65,417	73.5	$46,279	75.4	$19,138
Engineering	2,495	73.8	2,187	68.5	308
Total	$67,912	73.5	$48,466	75.1	$19,446

The Nuclear Segment's cost of goods sold for the twelve months ended December 31, 2009 increased $19,138,000 or 41.4%, which included the cost of goods sold of approximately $27,302,000 related to the CHPRC subcontract.  Cost of goods sold related to the CHPRC subcontract for the corresponding period of 2008 was approximately $5,584,000 since the subcontract did not officially commence until October 1, 2008.  The cost of goods sold for our Nuclear Segment included a reduction of approximately $787,000 recorded in the third quarter of 2009 in disposal/transportation costs resulting from a change in estimate related to accrued costs to dispose of legacy waste that were assumed as part of the acquisition of our PFNWR facility in June 2007, as previous discussed. Excluding the cost of goods sold of the CHPRC subcontract and the legacy waste adjustment, the Nuclear Segment costs decreased approximately $1,793,000 or 4.4% primarily in material and supplies, lab, and disposal/transportation expenses due to revenue mix.  In addition, salaries and payroll related expenses were also down due to the segment's continued efforts to reduce costs.  The decrease was partially offset by higher bonus/incentive due to higher revenue. The Engineering Segment cost of goods sold increased approximately $308,000 or 14.1% primarily due to reduced allocation of internal labor hours to the Company's Nuclear Segment. In 2008, the Engineering Segment had two large projects for our PFNWR facility, in addition to projects on the divestitures of certain of our Industrial Segment during the first half of 2008, which did not exist in 2009.  Included within cost of goods sold is depreciation and amortization expense of $4,181,000 and $4,298,000 for the years ended December 31, 2009 and 2008, respectively.

Gross Profit
Gross profit for the year ended December 31, 2009, was $8,394,000 higher than 2008, as follows:

(In thousands)	2009	% Revenue	2008	% Revenue	Change
Nuclear	$23,594	26.5	$15,080	24.6	$8,514
Engineering	887	26.2	1,007	31.5	(120)
Total	$24,481	26.5	$16,087	24.9	$8,394

The Nuclear Segment gross profit increased $8,514,000, which included gross profit of approximately $6,924,000 on the CHPRC subcontract at our M&EC facility in addition to a reduction of approximately $787,000 in disposal/transportation costs recorded in the third quarter of 2009 resulting from a change in estimate related to accrued costs to dispose of legacy waste that were assumed as part of the acquisition of our PFNWR facility in June 2007 as mentioned above.  Gross profit related to the CHPRC subcontract for the corresponding period of 2008 was approximately $1,511,000 since the subcontract did not officially commence until October 1, 2008.  Excluding the gross profit from the CHPRC subcontract and the legacy disposal adjustment, Nuclear Segment gross profit increased approximately $2,314,000 or approximately 17.1%.  Gross margin also increased approximately 4.0% to 29.0% from 25.0% primarily due to revenue mix resulting from receipt of higher margin wastes. The decrease in gross profit in the Engineering Segment was primarily due to reduced allocation of internal labor hours to our Nuclear Segment facilities as discussed above.

Selling, General and Administrative
Selling, general and administrative ("SG&A") expenses increased $179,000 for the year ended December 31, 2009, as compared to the corresponding period for 2008, as follows:

(In thousands)	2009	% Revenue	2008	% Revenue	Change
Administrative	$6,318	-	$5,603	-	$715
Nuclear	7,663	8.6	8,043	13.1	(380)
Engineering	441	13.0	597	18.7	(156)
Total	$14,422	15.6	$14,243	22.1	$179

Our SG&A for the twelve months ended December 31, 2009, increased approximately $179,000 or 1.3% over the corresponding period of 2008. The increase in administrative SG&A was primarily the result of higher outside service expense resulting from business development and corporate consulting matters, audit and legal fees in connection with various company filings, subcontract services for information technology matters, higher Management Incentive Plan ("MIP") compensation due to higher revenue and earnings, and higher stock compensation expense in connection with the extension of 270,000 fully vested non-qualified stock options to our Chief Operating Officer, who resigned from the position effective September 1, 2009.  Also, administrative SG&A was higher due to higher salaries and other payroll related expenses resulting from additional headcount at our corporate office as we centralized certain accounting functions to our corporate office in 2009.  The increase in salaries at our corporate office was offset by decrease in payroll expenses in certain of our other segments.   Nuclear Segment SG&A was down approximately $380,000 due mainly to lower salaries and payroll related expenses, travel expenses, outside service expenses for legal and consulting, and lower overall general expenses as the Segment continued its effort to reduce costs.  The decrease was partially offset by higher bad debt expense. The Engineering Segment's SG&A expense decreased approximately $156,000 primarily due to decrease in salaries and payroll related expenses, travel, and outside service expenses.  Included in SG&A expenses is depreciation and amortization expense of $140,000 and $105,000 for the years ended December 31, 2009, and 2008, respectively.

Research and Development
Research and development costs decreased $411,000 for the year ended December 31, 2009, as compared to the corresponding period of 2008.

(In thousands)	2009	% Revenue	2008	% Revenue	Change
Research and Development	$609	0.7	$1,020	1.6	$(411)

The decrease for the year ended December 31, 2009, as compared to the corresponding period of 2008, was primarily due to reduced payroll and lab costs from fewer research and development projects.

Gain (loss) on Disposal of Property and Equipment
The gain on disposal of property and equipment in 2009 of $7,000 was primarily related to the sale of idle equipment at our DSSI and M&EC facilities.  The loss on disposal of property and equipment in 2008 was primarily due to disposal of idle equipment at our DSSI and M&EC facilities.

Interest Income
Interest income decreased $81,000 for the year ended December 31, 2009, as compared to 2008.  The decrease was primarily the result of lower interest earned on the finite risk sinking fund due to lower interest rates.

Interest Expense
Interest expense increased $117,000 for the year ended December 31, 2009, as compared to the corresponding period of 2008.

(In thousands)	2009	2008	Change	%
PNC interest	$820	$508	$312	61.4
Other	819	1,014	(195)	(19.2)
Total	$1,639	$1,522	$117	7.7

The increase in interest expense for 2009 was due primarily to higher interest on our revolver and term note resulting from higher balances in addition to interest incurred on the $3,000,000 loan we entered into in May 2009 with Mr. Lampson and Mr. Rettig.  Our monthly average term loan balance was higher in 2009 resulting from the reload of our term note in August 2008 to $7,000,000.  In 2008, our average monthly term loan balance was significantly lower resulting from payments against the term note from proceeds received from the sale of certain of our Industrial Segment facilities.  Our average monthly revolver balance was higher in 2009 as compared to 2008 from funding of our finite insurance policy for the PCB permit for our DSSI facility. Interest expense was also higher in 2009 due to interest expense incurred on certain vendor invoices. The increase in interest expense was partially offset by lower interest resulting from payoff of the KeyBank note in December 2008 at our PFNWR facility and payoff of our PDC note in May 2009 at our M&EC facility.

Interest Expense - Financing Fees
Interest expense-financing fees increased approximately $146,000 from 2008 to 2009 due primarily to debt discount amortized as financing fees in connection with the issuance of 200,000 shares of the Company's Common Stock and two Warrants for purchase up to 150,000 shares of the Company's Common Stock as consideration for the Company receiving a $3,000,000 loan from Mr. William Lampson and Mr. Diehl Rettig in May 2009.  The increase was partially offset by the reduction of monthly amortized financing fees associated with our original credit facility and subsequent amendments which became fully amortized in May 2008.

Income Taxes- Valuation Allowance
In accordance with ASC 740, "Income Taxes", a valuation allowance is established against a deferred tax asset if, based on the available evidence, it is more likely than not that such assets will not be realized.  The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under the law. We periodically assess the need for valuation allowances for deferred tax assets based on the ASC 740 more-likely than not realization threshold criterion.  In our assessment, we consider a number of factors including whether there is a historical pattern of consistent and significant profitability in combination with our assessment of forecasted profitability in the future periods.  Such patterns and forecasts allow us to determine whether our most significant deferred income tax assets, such as net operating losses, will be realizable in future years, in whole or in part.  These deferred income tax assets in particular will require us to generate taxable income in the applicable jurisdictions in future years in order to recognize their economic benefits.  As of December 31, 2008, we had concluded that insufficient evidence existed to support the recognition of any of our deferred income tax assets and, as such, a full valuation allowance was applied against our net deferred income tax asset.  As of December 31, 2009, however, facts and circumstances have changed to alter our conclusions and we have determined that it is more likely than not that approximately $2,192,000 of deferred income tax asset will be realized based, primarily, on profitable historic results and projections of future taxable income.  For the years ended December 31, 2009 and 2008, we had ($1,986,000) and $11,000, respectively, in income tax (benefit) expense, as a result of a release in the valuation allowance against the deferred income tax asset and our alternative minimum tax liability at December 31, 2009.  Our net operating loss carryforwards have not been audited or approved by the Internal Revenue Service.

Discontinued Operations and Divestitures
Our discontinued operations encompass our Perma-Fix of Maryland, Inc. ("PFMD"), Perma-Fix of Dayton, Inc. ("PFD"), and Perma-Fix Treatment Services, Inc. ("PFTS") facilities within our Industrial Segment, which we completed the sale of substantially all of the assets of these three facilities on January 8, 2008, March 14, 2008, and May 30, 2008, respectively.  Our discontinued operations also include three previously shut down locations, Perma-Fix of Pittsburgh, Inc. ("PFP"), Perma-Fix of Michigan, Inc. ("PFMI"), and Perma-Fix of Memphis, Inc. ("PFM"), which were approved as discontinued operations by our Board of Directors effective November 8, 2005, October 4, 2004, and March 12, 1998, respectively,

On October 6, 2010, our Board of Directors authorized the divestitures of our three remaining operations within our Industrial Segment, Perma-Fix of Fort Lauderdale, Inc. ("PFFL"), Perma-Fix of South Georgia, Inc. ("PFSG"), and Perma-Fix of Orlando, Inc. ("PFO").  The decision to sell these remaining three operations within our Industrial Segment is based on our belief that our Nuclear Segment represents a sustainable long-term growth driver of our business. On October 6, 2010, we entered into two separate letters of intent ("LOIs") with a hazardous waste management company to sell our PFFL and PFO operations.  Both LOIs were subsequently terminated.  On February 25, 2011, we entered into two separate LOIs with a hazardous waste management company to sell our PFFL and PFO operations.  One of the LOIs covers the sale of assets of PFO for approximately $2,000,000, plus assumption by the purchaser of certain liabilities.  The second LOI covers the acquisition of all outstanding stock of PFFL, for approximately $5,500,000.  The purchase price of both LOIs is subject to adjustment under certain conditions.  Both of the LOIs are subject to numerous conditions, including, but not limited to, completion of due diligence by the buyer, negotiation and execution of definitive agreements, and approval by the Board of Directors of both companies.  For year 2010, these two operations had total revenue of approximately $6,925,000 and net income of approximately $804,000.  We are actively marketing the sale of PFSG.

On October 6, 2010, PFFL, PFSG, and PFO met the held for sale criteria under ASC 360, "Property, Plant, and Equipment", and therefore, these facilities were reclassified as discontinued operations.  The long-lived assets of these facilities have been classified as held for sale and the financial results of these for these operations have been included in discontinued operations for all periods presented.

Our discontinued Industrial Segment facilities generated revenues of $9,248,000, $8,283,000, and $14,146,000, for the years ended December 31, 2010, 2009, and 2008, respectively, and had net loss of $663,000 and $65,000 for years ended December 31, 2010 and 2009, respectively, and net income of $2,729,000 for the year ended December 31, 2008.  Our loss from discontinued operations for the twelve months ended December 31, 2010, included an increase to our environmental reserve of $844,000 and $261,000 at our PFSG and PFD facility, respectively (see below "Environmental Liabilities" in this section for further details), and a $167,000 final settlement we received from a lawsuit that we filed against the buyer of substantially all of the assets of PFTS, A Clean Environment, Inc. ("ACE"), regarding certain liabilities which we believed ACE assumed and agreed to pay under the Purchase Agreement but which ACE had refused to pay.  Loss from discontinued operations in 2009 included an increase to environmental reserve of $281,000 at our PFSG facility due to reassessment of our remediation estimates.  It also included a recovery of approximately $400,000 in closure cost after the buyer of PFTS's asset obtained its own financial assurance bond.  Net income from discontinued operations in 2008 included a recovery of previous impairment charges for PFO of $507,000. The asset impairment recovery resulted from the reevaluation of the fair value of PFO's assets in connection with the sale of one of the two properties at PFO in December 2008, which resulted in gain of $483,000. We had recorded the $507,000 in impairment loss in 2007 when our Board of Directors approved the divestiture our Industrial Segment in 2007. In September 2008, our Board of Directors approved retaining our Industrial Segment operations at PFFL, PFSG, and PFO.  Our net income for 2008 also included a gain on disposal of discontinued operations, net of taxes, of $2,323,000 from the divestiture of PFMD, PFD, and PFTS.

Assets related to discontinued operations total $7,433,000 and $6,352,000 as of December 31, 2010, and 2009, respectively, and liabilities related to discontinued operations total $5,747,000 and $4,840,000 as of December 31, 2010 and 2009, respectively.

Liabilities within our discontinued operations include a pension payable of $748,000 as of December 31, 2010. The pension plan withdrawal liability is a result of the termination of the union employees of PFMI.  The PFMI union employees participate in the Central States Teamsters Pension Fund ("CST"), which provides that a partial or full termination of union employees may result in a withdrawal liability, due from PFMI to CST.  The recorded liability is based upon a demand letter received from CST in August 2005 that provided for the payment of $22,000 per month, including interest at 8% per annum, over an eight year period.  This obligation is recorded as a long-term liability, with a current portion of $215,000 that we expect to pay over the next year.

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

At December 31, 2010, we had cash of $101,000.  The following table reflects the cash flow activities during 2010.

(In thousands)	2010
Cash provided by operating activities of continuing operations	$8,074
Cash used in operating activities of discontinued operations	(344)
Cash used in investing activities of continuing operations	(4,504)
Cash used in investing activities of discontinued operations	(544)
Cash used in financing activities of continuing operations	(2,595)
Principal repayment of long-term debt for discontinued operations	(52)
Increase in cash	$35

We are in a net borrowing position and therefore attempt to move all excess cash balances immediately to the revolving credit facility, so as to reduce debt and interest expense.  We utilize a centralized cash management system, which includes a remittance lock box and is structured to accelerate collection activities and reduce cash balances, as idle cash is moved without delay to the revolving credit facility or the Money Market account, if applicable.  The cash balance at December 31, 2010, primarily represents minor petty cash and local account balances used for miscellaneous services and supplies.

Operating Activities
Accounts Receivable, net of allowances for doubtful accounts, totaled $8,541,000, a decrease of $3,274,000 over the December 31, 2009, balance of $11,815,000.  The Nuclear Segment experienced a decrease of approximately $3,096,000 due primarily to improved collection efforts.  The Engineering Segment experienced a decrease of approximately $178,000 due mainly to reduction in revenue.

Unbilled receivables are generated by differences between invoicing timing and our performance based methodology used for revenue recognition purposes.  As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue.  We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables.  The timing differences occur for several reasons:  partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal.  The tasks relating to these delays usually take several months to complete. As of December 31, 2010, unbilled receivables totaled $11,992,000, a decrease of $279,000 from the December 31, 2009, balance of $12,271,000, which reflects our continued efforts to reduce this balance.  The delays in processing invoices, as mentioned above, usually take several months to complete and the related receivables are normally considered collectible within twelve months.  However, as we now have historical data to review the timing of these delays, we realize that certain issues, including, but not limited to delays at our third party disposal site, can extend collection of some of these receivables greater than twelve months.  Therefore, we have segregated the unbilled receivables between current and long term. The current portion of the unbilled receivables as of December 31, 2010 is $9,436,000, a decrease of $333,000 from the balance of $9,769,000 as of December 31, 2009. The long term portion as of December 31, 2010 is $2,556,000, an increase of $54,000 from the balance of $2,502,000 as of December 31, 2009.

As of December 31, 2010, total consolidated accounts payable was $4,891,000, an increase of $545,000 from the December 31, 2009, balance of $4,346,000. The increase was the result of our continued efforts to manage payment terms with our vendors to maximize our cash position throughout all segments.

Accrued Expenses as of December 31, 2010, totaled $5,996,000, an increase of $81,000 over the December 31, 2009, balance of $5,915,000.  Accrued expenses are made up of accrued compensation, interest payable, insurance payable, certain tax accruals, and other miscellaneous accruals.  The increase was primarily due to the difference between the accrued earn-out amount recorded in the second quarter for earn-out measurement year ending June 30, 2010, in connection with the acquisition of our PFNWR facility in June 2007 and the amount paid in cash and in a note payable in the third quarter for this earn-out amount.  The difference of $593,000 represents an anticipated offset amount representing indemnification obligations payable to the Company by Nuvotec, PEcoS, and the former shareholders which we identified in the third quarter (see "Liquidity and Capital Resources of the Company – Financing Activities" for further information regarding this earn-out and offset amount). This increase was offset by the final installment payment for our PFNWR closure policy in 2010 which we financed in the 2009.

Disposal/transportation accrual as of December 31, 2010, totaled $2,188,000, a decrease of $467,000 over the December 31, 2009 balance of $2,655,000.  The decrease was attributed to the processing of legacy waste at PFNWR facility. In addition, disposal accrual can vary based on revenue mix and the timing of waste shipment for final disposal. In the fourth quarter of 2010, more waste was shipped for disposal as compared to the corresponding period of 2009 which reduced the amount of waste on site or in-transit that needed to be accrued.

Our working capital was $2,329,000 (which includes working capital of our discontinued operations) as of December 31, 2010, as compared to a working capital of $1,490,000 as of December 31, 2009. The improvement in our working capital was primarily the result of cash collected from the reduction in trade receivables and unearned revenue. However, the improvement in our working capital was reduced by the payment of our finite risk obligations and our revolver which are both classified as long term.  Our working capital was also impacted by the increase in our current debt and accounts payable.

Investing Activities
During 2010, our purchases of capital equipment totaled approximately $2,580,000 of which $1,642,000 and $938,000 was for our continuing and discontinued operations, respectively. Of the total capital spending, $71,000 and $358,000 was financed for our continuing and discontinued operations, respectively, resulting in total net purchases of $2,151,000 ($1,571,000 and $580,000 for our continuing and discontinued operations, respectively) funded out of cash flow. These expenditures were for improvements to operations primarily within the Nuclear Segment and those facilities within the Industrial Segments which were reclassified as discontinued operations in October 2010.  These capital expenditures were funded by the cash provided by both operations and financing activities. We have budgeted approximately $2,600,000 for 2011 capital expenditures for our segments to expand our operations into new markets, reduce the cost of waste processing and handling, expand the range of wastes that can be accepted for treatment and processing, and to maintain permit compliance requirements.  Certain of these budgeted projects are discretionary and may either be delayed until later in the year or deferred altogether. We have traditionally incurred actual capital spending totals for a given year less than the initial budget amount.  The initiation and timing of projects are also determined by financing alternatives or funds available for such capital projects.

In June 2003, we entered into a 25-year finite risk insurance policy with Chartis, a subsidiary of American International Group, Inc. ("AIG") (see "Part I, Item 1A. – Risk Factors" for certain potential risk related to AIG), which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure. Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations. The policy provided an initial maximum $35,000,000 of financial assurance coverage and has available capacity to allow for annual inflation and other performance and surety bond requirements. Our initial finite risk insurance policy required an upfront payment of $4,000,000, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account.  We are required to make seven annual installments, as amended, of $1,004,000, of which $991,000 is to be deposited in the sinking fund account, with the remaining $13,000 represents a terrorism premium. In addition, we are required to make a final payment of $2,008,000 (payable in February 2011), of which $1,982,000 is to be deposited in the sinking fund account, with the remaining $26,000 represents a terrorism premium.  In February 2010, we paid our seventh of the eight required remaining payments.  In March 2009, we increased our maximum allowable policy coverage from $35,000,000 to $39,000,000 in order for our DSSI facility to receive and process PCBs wastes. Payment for this policy increase requires a total payment of approximately $5,219,000, consisting of an upfront payment of $2,000,000 made on March 6, 2009, of which approximately $1,655,000 was deposited into a sinking fund account, with the remaining representing fee payable to Chartis. In addition, we are required to make three yearly payments of approximately $1,073,000 payable starting December 31, 2009, of which $888,000 is be deposited into a sinking fund account, with the remaining to represent fee payable to Chartis. In February 2010, we paid our first of the three $1,073,000 required payments.  The second of the three required payments was made in January 2011.

As of December 31, 2010, our total financial coverage amount under this policy totaled $36,431,000.  We have recorded $11,560,000 in our sinking fund related to the policy noted above on the balance sheet, which includes interest earned of $847,000 on the sinking fund as of December 31, 2010.  Interest income for the twelve months ended December 31, 2010, was approximately $42,000. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, Chartis is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

During February 2011, the remaining payments due on the above closure policy was amended, subject to finalization of the closure policy modification, whereby $1,003,000 is to be paid by February 2011, of which $991,000 is to be deposited into a sinking fund, with the remaining $13,000 represents a terrorism premium; $1,073,000 is due December 2011, of which $888,000 will be deposited into the sinking fund account, with the remaining representing a fee paid to Chartis, and a final payment of $1,054,000 due February 2012, of which $991,000 is to be deposited into a sinking fund, with the remaining $63,000 representing a terrorism premium payments.  In February 2011, we paid the $1,003,000.  As result of the revision to the payment terms, the maximum allowable coverage under this closure policy was revised to $36,431,000 as of February 2011, with such maximum coverage to be increased to approximately $37,300,000 in March 2011. The maximum allowable coverage will be increased to $39,000,000 upon upon final payment of the $1,054,000.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with Chartis.  The policy provides an initial $7,800,000 of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8,200,000.  We will have the option to renew this policy at the end of the four year term. The policy requires total payments of $7,158,000, consisting of an initial payment of $1,363,000 ($1,106,000 represented premium on the policy and the remaining was deposited into a sinking fund account), two annual payments of $1,520,000 ($1,344,000 was deposited into a sinking fund and the remaining represented premium), and an additional $2,755,000 payment (paid quarterly and all deposited into a sinking fund).  We have made all of the payments.  As of December 31, 2010, we have recorded $5,864,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $164,000 on the sinking fund as of December 31, 2010.  Interest income for the twelve months ended December 31, 2010 totaled approximately $23,000.

Financing Activities
We entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank.  The Agreement provided for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on November 27, 2008, as amended. The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000.  The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary.  As of December 31, 2010, the excess availability under our revolving credit was $9,747,000 based on our eligible receivables.

The Agreement has been amended on numerous occasions since it was originally executed.  On March 5, 2009, we entered into another Amendment with PNC Bank to our Agreement.  This Amendment increased our borrowing availability by approximately an additional $2,200,000. In addition, pursuant to the Amendment, monthly interest due on our Revolving Credit was amended from prime plus 1/2% to prime plus 2.0% and monthly interest due on our Term Loan was amended from prime plus 1.0% to prime plus 2.5%.  The Company also has the option to pay monthly interest due on the Revolving Credit by using the London Interbank Offer Rate ("LIBOR"), with the minimum floor base LIBOR rate of 2.5%, plus 3.0% and to pay monthly interest due on the Term Loan using the minimum floor base LIBOR rate of 2.5%, plus 3.5%.  In addition, the Amendment also allowed us to retain funds received from the sale of our PFO property. All other terms and conditions to the credit facility remain principally unchanged. Funds made available under this Amendment were used to secure the additional financial assurance coverage needed by our DSSI subsidiary to operate under an authorization issued by the EPA on November 26, 2008 to treat and dispose of PCBs as discussed previously.

Additionally, on January 25, 2010, we entered into another Amendment with PNC Bank, which amends the interest rate to be paid under the LIBOR option.  Under this Amendment, we and PNC agreed to lower the floor on the LIBOR interest rate option by 150 basis points to 1.0% from 2.5%, allowing for minimum interest rate floor under the LIBOR option on the outstanding balances of our Term Loan and Revolving Credit of 4.5% and 4.0%, respectively.  The prime rate option of prime plus 2.5% and 2.0% in connection with our Term Loan and Revolving Credit, respectively, was not changed under the Amendment.  All other terms of the Loan Agreement, as amended prior to the Amendment, remain principally unchanged.

Our credit facility with PNC Bank contains certain financial covenants, along with customary representations and warranties.  A breach of any of these financial covenants, unless waived by PNC, could result in a default under our credit facility triggering our lender to immediately require the repayment of all outstanding debt under our credit facility and terminate all commitments to extend further credit.  We have met our financial covenants in each of the quarters in 2010 and we expect to meet our financial covenants in 2011.  The following table illustrates the most significant financial covenants under our credit facility and reflects the quarterly compliance required by the terms of our senior credit facility as of December 31, 2010:

(Dollars in thousands)	Quarterly Requirement	1st Quarter Actual	2nd Quarter Actual	3rd Quarter Actual	4th Quarter Actual
Senior Credit Facility
Fixed charge coverage ratio	1:25:1	2:87:1	2.72:1	1.92:1	1:77:1
Minimum tangible adjusted net worth	$30,000	$61,900	$61,067	$60,133	$61,889

In conjunction with our acquisition of Perma-Fix Northwest, Inc. ("PFNW") and its wholly owned subsidiary, Perma-Fix Northwest Richland, Inc. ("PFNWR"), we agreed to pay shareholders of Nuvotec (n/k/a PFNW) that qualified as accredited investors, pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, including Robert Ferguson, who resigned as a member of our Board of Directors effective February 27, 2010, $2,500,000, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest accrued on the outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011. As of December 31, 2010, we have paid two of the three principal installments of $833,333, along with accrued interest. Interest paid as of December 31, 2010 totaled approximately $560,000, which represents interest from June 2007 to June 2010.  See "Related Party Transactions" in this Management and Discussion Analysis of Financial Condition and Results of Operations" regarding Mr. Robert Ferguson.

On May 8, 2009, the Company entered into a promissory note with William N. Lampson and Diehl Rettig (collectively, the "Lenders") for $3,000,000. The Lenders were formerly shareholders of PFNW prior to our acquisition of PFNW and PFNWR and are also stockholders of the Company having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  We used the proceeds of the loan primarily to pay off a promissory note entered into by our M&EC subsidiary with PDC in June 2001, with the remaining funds used for working capital purposes. The promissory note provides for monthly principal repayment of approximately $87,000 plus accrued interest, starting June 8, 2009, and on the 8th day of each month thereafter, with interest payable at LIBOR plus 4.5%, with LIBOR at least 1.5%. Any unpaid principal balance along with accrued interest is due May 8, 2011. We paid approximately $22,000 in closing costs for the promissory note which is being amortized over the term of the note. The promissory note may be prepaid at anytime by the Company without penalty. As consideration of the Company receiving this loan, we issued a Warrant to Mr. Lampson and a Warrant to Mr. Diehl to purchase up to 135,000 and 15,000 shares, respectively, of the Company's Common Stock at an exercise price of $1.50 per share. The Warrants are exercisable six months from May 8, 2009 and expire on May 8, 2011.  We also issued an aggregate of 200,000 shares of the Company's Common Stock, with Mr. Lampson receiving 180,000 shares and Mr. Rettig receiving 20,000 shares of the Company's Common Stock.  The fair value of the Common Stock and Warrants on the date of issuance was estimated to be approximately $666,000 and was recorded as a debt discount and is being amortized over the term of the loan as interest expense – financing fees.  Debt discount amortized as of December 31, 2010 totaled approximately $549,000.   Mr. Rettig is now deceased; accordingly, the remaining portion of the note payable to Mr. Rettig and the Warrants and Stock issued to him is now payable to and held by his personal representative or estate.

In connection with the acquisition of PFNW and PFNWR in June 2007, we are required to pay to those former shareholders of Nuvotec (n/k/a PFNW) immediately prior to our acquisition, which includes Robert L. Ferguson, who resigned as a member of our Board of Directors effective February 27, 2010, an earn-out amount upon meeting certain conditions for each measurement year ending June 30, 2008, to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended ("Agreement") (See "Related Party Transaction" in this section for information regarding Mr. Ferguson).  Under the Agreement, the earn-out amount to be paid for any particular measurement year is to be an amount equal to 10% of the amount that the revenues for our nuclear business (as defined) for such measurement year exceeds the budgeted amount of revenues for our nuclear business for that particular period.  No earn-out was required to be paid for measurement year 2008, and we paid $734,000 in earn out for measurement year 2009 in 2009. We were required to pay $2,978,000 in earn-out prior to the Offset Amounts as discussed below for measurement year ending June 30, 2010. Pursuant to the Agreement, any indemnification obligations payable to the Company by the former shareholders of Nuvotec will be deducted ("Offset Amount") from any earn-out amounts payable by the Company for the measurement year ending June 30, 2010, and June 30, 2011.  Pursuant to the Agreement, the aggregate amount of any Offset Amount may total up to $1,000,000, except an Offset Amount is unlimited as to indemnification relating to liabilities for taxes, misrepresentation or inaccuracies with respect to the capitalization of Nuvotec or PEcoS or for willful or reckless misrepresentation of any representation, warranty or covenant. For the $2,978,000 in earn-out for measurement year ended June 30, 2010, we identified an Offset Amount of approximately $93,000 relating to an excise tax issue and a refund request from a PEcoS customer in connection with services for waste treatment prior to our acquisition of PFNWR and PFNW. We also identified an anticipated Offset Amount of $563,000 in connection with the receipt of nonconforming waste at the PFNWR facility prior to our acquisition of PFNWR and PFNW.  We are currently involved in litigation with the party that delivered the nonconforming waste to the facility prior to our acquisition of PFNWR and PFNW. After the Offset Amount of $93,000 and the anticipated Offset Amount of $563,000, we were required to pay $2,322,000 in earn-out amount for measurement year ended June 30, 2010.  In September 2010, we paid $1,000,000 of the $2,322,000 in earn-out amount, with the remaining $1,322,000 payable in a promissory note at an annual interest rate of 6.0%, as permitted under the Agreement, as amended. The promissory note provides for thirty six equal monthly payments of approximately $40,000, consisting of interest and principal, starting October 15, 2010.  The promissory note may be prepaid at any time without penalty.

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

In order to complete the acquisition of a potential company which provides environmental and nuclear waste management similar to our business, as discussed below under "Acquisition–Letter of Intent ("LOI")", we will be required to increase our credit facilities.  In connection therewith, we are reviewing various options which will provide for this increase to our credit facilities in order to complete this potential acquisition.

On April 8, 2009, the Company filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission ("SEC"), which was declared effective by the SEC on June 26, 2009 and is effective for three years.  The shelf registration statement gives the Company the ability to sell up to 5,000,000 shares of its Common Stock from time to time and through one or more methods of distribution, subject to market conditions and the Company's capital needs at that time. The terms of any offering under the registration statement will be established at the time of the offering. The Company does not have any immediate plans or current commitments to issue shares under the registration statement.

On April 28, 2010, the Company adopted the 2010 Stock Option Plan (the "2010 Plan"), which was approved by our shareholders at the Company's Annual Meeting of Stockholders held on September 29, 2010. The 2010 Plan authorizes an aggregate grant of 1,000,000 non-qualified and incentive stock options to officers and employees (including an employee who is a member of the Board of Directors) of the Company for the purchase of up to 1,000,000 shares of the Company's Common Stock.  The term of each stock option granted will be fixed by the Compensation Committee, but no stock option will be exercisable more than ten years after the grant date, or in the case of an incentive stock option granted to a 10% stockholder, five years after the grant date.  The exercise price of any incentive stock option granted under the 2010 Option Plan to an individual who is not a 10% stockholder at the time of the grant will not be less than the fair market value of the shares at the time of the grant, and the exercise price of any incentive stock option granted to a 10% stockholder shall not be less than 110% of the fair market value at the time of grant.  The exercise price of any non-qualified stock options granted under the 2010 Stock Plan will not be less than the fair market value of the shares at the time of grant.

During the twelve months ended December 31, 2010, we issued an aggregate of 350,000 shares of our Common Stock upon exercise of 350,000 employee stock options, at exercise prices ranging from $1.25 to $2.19.  An employee used 38,210 shares of personally held Company Common Stock as payment for the exercise of 70,000 options to purchase 70,000 shares of the Company's Common Stock at $1.25 per share, as permitted under the 1993 Non-Qualified Stock Option Plan.  The 38,210 shares are held as treasury stock.  We received $509,000 in total proceeds from stock option exercises.

In summary, we continue to take steps to improve our operations and liquidity and to invest working capital into our facilities to fund capital additions in our Segments.  Cash to be received subject from the sale of PFFL, PFO, and PFSG (net of the collateralized portion held by our credit facility) will be used to reduce our term note, with any remaining cash used to reduce our revolver.  Although there are no assurances, we believe that our cash flows from operations and our available liquidity from our line of credit are sufficient to service the Company's current obligations.

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, (in thousands):

		Payments due by period
Contractual Obligations	Total	2011	2012- 2013	2014 - 2015	After 2015
Long-term debt (1)	$10,366	$3,729	$6,600	$37	$-
Interest on fixed rate long-term debt (2)	177	131	46	-	—
Interest on variable rate debt (3)	610	429	181	-	-
Operating leases	1,663	490	547	318	308
Finite risk policy (4)	4,154	4,154	-	-	-
Pension withdrawal liability (5)	748	215	483	50	-
Environmental contingencies (6)	2,256	615	1,100	163	378
Earn Out Amount - PFNWR (7)	840	-	840	—	—
Purchase obligations (8)	—	—	—	—	—
Total contractual obligations	$20,814	$9,763	$9,797	$568	$686

(1)
Amount excludes debt discount of approximately $33,000 for the two Warrants and $84,000 for the 200,000 shares of the Company Stock issued in connection with the $3,000,000 loan between the Company and Mr. William Lampson and Mr. Diehl Rettig.  See "Liquidity and Capital Resources of the Company – Financing Activities" earlier in this Management's Discussion and Analysis for further discussion on the debt discount.

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

(3)
We have variable interest rates on our Term Loan and Revolving Credit of 2.5% and 2.0% over the prime rate of interest, respectively, or variable interest rates on our Term Loan and Revolving Credit of 3.5% and 3.0%, respectively, over the minimum floor base LIBOR of 1.0%, as amended. Our calculation of interest on our Term Loan and Revolving Credit was estimated using the more favorable LIBOR option of approximately 4.5% and 4.0%, respectively, in years 2011 through July 2012.  In addition, we have a $3,000,000 promissory note with Mr. William Lampson and Mr. Diehl Rettig which pays interest at LIBOR plus 4.5%, with LIBOR of at least 1.5%.

(4)
Our finite risk insurance policy provides financial assurance guarantees to the states in the event of unforeseen closure of our permitted facilities. See Liquidity and Capital Resources – Investing activities earlier in this Management's Discussion and Analysis for further discussion on our finite risk policy and the change in payment terms on this policy made in February 2011.

(5)
The pension withdrawal liability is the estimated liability to us upon termination of our union employees at our discontinued operation, PFMI and remains the financial obligations of the Company.  See Discontinued Operations earlier in this section for discussion on our discontinued operation.

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

(7)
In connection with the acquisition of PFNW and PFNWR in June 2007, we are required to pay to those former shareholders of PFNW immediately prior to our acquisition, if certain revenue targets are met, an earn-out amount for each measurement year ending June 30, 2008, to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended.  No earn-out amount was required to be paid for measurement year 2008 and we paid $734,000 in earn-out amount for the measurement year 2009 during the third quarter of 2009. For measurement year ended June 30, 2010, $2,978,000 in earn-out amount was earned; however, we were required to pay $2,322,000 in earn-out amount, which was net of an aggregate $656,000 Offset Amount. The Offset Amounts represent indemnification obligations payable to the Company by Nuvotec, PEcoS, and the former shareholders.  As of the date of this report, $840,000 remains available to be earned for measurement year ended June 30, 2011, which excludes any future Offset Amount which we may identify at a later time. See "Liquidity and Capital Resources of the Company - Financing Activities" in this "Management and Discussion and Analysis of Financial Condition and Results of Operations" for further information on the earn-out amount and the Offset Amount.

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

Revenue Recognition Estimates.  We utilize a performance based methodology for purposes of revenue recognition in our Nuclear Segment.  As we accept more complex waste streams in this segment, the treatment of those waste streams become more complicated and time consuming.  We have continued to enhance our waste tracking capabilities and systems, which has enabled us to better match the revenue earned to the processing phases achieved using a proportional performance model.  The major processing phases are receipt, treatment/processing and shipment/final disposition. Upon receiving mixed waste we recognize a certain percentage (ranging from 14% to 33%) of revenue as we incur costs for transportation, analytical and labor associated with the receipt of mixed waste.  As the waste is processed, shipped and disposed of we recognize the remaining revenue and the associated costs of transportation and burial. We review and evaluate our revenue recognition estimates and policies on a quarterly basis. Under our subcontract awarded by CHPRC in 2008, we are reimbursed for costs incurred plus a certain percentage markup for indirect costs, in accordance with contract provision.  Costs incurred on excess of contract funding may be renegotiated for reimbursement.  We also earn a fee based on the approved costs to complete the contract.  We recognize this fee using the proportion of costs incurred to total estimated contract costs.

Allowance for Doubtful Accounts.  The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, which is a valuation allowance that reflects management's best estimate of the amounts that are uncollectible.  We regularly review all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimate the portion, if any, of the balances that are uncollectible.  Specific accounts that are deemed to be uncollectible are reserved at 100% of their outstanding balance.  The remaining balances aged over 60 days have a percentage applied by aging category (5% for balances 61-90 days, 20% for balances 91-120 days and 40% for balances over 120 days aged), based on a historical valuation, that allows us to calculate the total reserve required. This allowance was approximately 0.2% of revenue for 2010 and 2.5%, of accounts receivable as of December 31, 2010.  Additionally, this allowance was approximately 0.2% of revenue for 2009 and 1.9% of accounts receivable as of December 31, 2009.

Intangible Assets.  Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net identifiable assets acquired or goodwill and the recognized value of the permits required to operate the business.  We continually reevaluate the propriety of the carrying amount of permits and goodwill to determine whether current events and circumstances warrant adjustments to the carrying value. We test each Segment's (or Reporting Unit's) goodwill and permits, separately, for impairment, annually as of October 1. Our annual impairment test as of October 1, 2010 and 2009 resulted in no impairment of goodwill and permits. The methodology utilized in performing this test estimates the fair value of our operating segments using a discounted cash flow valuation approach.  Those cash flow estimates incorporate assumptions that marketplace participants would use in their estimates of fair value.  The most significant assumptions used in the discounted cash flow valuation regarding each of the Segment's fair value in connection with goodwill valuations are:  (1) detailed five year cash flow projections, (2) the risk adjusted discount rate, and (3) the expected long-term growth rate.  The primary drivers of the cash flow projection in 2010 include sales revenue and projected margin which are based on our current revenue, projected government funding as it relates to our existing government contracts and future revenue expected as part of the government stimulus plan. The risk adjusted discount rate represents the weighted average cost of capital and is established based on (1) the 20 year risk-free rate, which is impacted by events external to our business, such as investor expectation regarding economic activity, (2) our required rate of return on equity, and (3) the current after tax rate of return on debt.  In valuing our goodwill for 2010, risk adjusted discount rate of 17% was used for the Nuclear and Industrial Segment and 15% for our Engineering Segment. As of October 1, 2010, the fair value of our reporting units exceeds carrying value by approximately $9,531,000, $1,030,000, and $4,272,000 for the Nuclear, Engineering, and Industrial Segment, respectively.

As a result of reclassifying PFFL, PFSG, and PFO as discontinued operations in October 2010, we performed internal financial valuations on the intangible assets of these three operations based on the LOIs to test for asset impairment as required by ASC 350, "Intangibles-Goodwill and Other". We concluded that no intangible asset impairments existed as of December 31, 2010.

Intangible assets that have definite useful lives are amortized using the straight-line method over the estimated useful lives and are excluded from our annual intangible asset valuation review conducted as of October 1. However, these intangible assets are tested for impairment whenever events or changes in circumstances suggest impairment might exist. The Company has only one definite-lived permit which was excluded from the impairment review as noted above. This permit of approximately $545,000 was capitalized in 2009 in connection with the authorization issued by the U.S. EPA to our DSSI facility to commercially store and dispose of radioactive PCBs. This permit is being amortized over a ten year period in accordance with its estimated useful life.

Property and Equipment
Property and equipment expenditures are capitalized and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes, while accelerated depreciation methods are principally used for income tax purposes.  Generally, annual depreciation rates range from ten to forty years for buildings (including improvements and asset retirement costs) and three to seven years for office furniture and equipment, vehicles, and decontamination and processing equipment. Leasehold improvements are capitalized and amortized over the lesser of the term of the lease or the life of the asset.  Maintenance and repairs are charged directly to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss from sale or retirement is recognized in the accompanying consolidated statements of operations. Renewals and improvement, which extend the useful lives of the assets, are capitalized. We include within buildings, asset retirement obligations, which represents our best estimates of the cost to close, at some undetermined future date, our permitted and/or licensed facilities.  In 2008 to 2010, we increased our asset retirement obligations for various facilities as follows due to changes in estimates of the costs to close these facilities based on federal/state regulatory guidelines:  $726,000 and $373,000 for DSSI and PFNWR, respectively in 2008; $1,980,000 for DSSI (due to authorization for PCB storage and treatment) and $158,000 for PFSG in 2009; and $499,000 in the fourth quarter of 2010 for PFNWR.  Adjustments to the asset retirement obligations for these facilities are being depreciated prospectively over the remaining estimated life of the asset, in accordance with Accounting Standards Codification ("ASC") 410, "Asset Retirement and Environmental Obligations".

In accordance with ASC 360, "Property, Plant, and Equipment", long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

As a result of the approved divesture of the PFFL, PFSG, and PFO operations by our Board of Directors in October 2010 and the subsequent letter of intents entered into and prospective interest received, we performed updated financial valuations on the tangible assets of these three operations as required by ASC 360.  Our analysis included the comparison of the offered sale price less cost to sell to the carrying value of the investment under each letter of intent separately.  Based on our analysis, we concluded that no tangible asset impairment existed as of December 31, 2010.

Accrued Closure Costs. Accrued closure costs represent a contingent environmental liability to clean up a facility in the event we cease operations in an existing facility.  The accrued closure costs are estimates based on guidelines developed by federal and/or state regulatory authorities under Resource Conservation and Recovery Act ("RCRA").  Such costs are evaluated annually and adjusted for inflationary factors (for 2010, the average inflationary factor was approximately 1.02%) and for approved changes or expansion to the facilities. Increases or decreases in accrued closure costs resulting from changes or expansions at the facilities are determined based on specific RCRA guidelines applied to the requested change.  This calculation includes certain estimates, such as disposal pricing, external labor, analytical costs and processing costs, which are based on current market conditions.

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

Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718, "Compensation – Stock Compensation".  ASC 718 establishes accounting standards for entity exchanges of equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards which requires subjective assumptions.  Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the expected annual dividend yield.  The Company's expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and post-vesting data.  Our computation of expected volatility is based on the Company's historical volatility from our traded Common Stock over the expected term of the option grants.  The interest rate for periods within the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Income Taxes.  The provision for income tax is determined in accordance with ASC 740, "Income Taxes".  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision or benefit for taxes.  This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe recovery is not likely, we establish a valuation allowance.  As of December 31, 2010, we had deferred tax assets of approximately $19,427,000, which were primarily related to federal and state net operating loss carryforwards, impairment charges, and closure costs. In 2008, we had concluded that insufficient evidence existed to support the recognition of any of our deferred income tax assets and, as such, a full valuation allowance was applied against our net deferred income tax asset.  In 2010 and 2009, based on facts and circumstances, we determined that it was more likely than not that approximately $554,000 and $2,192,000 of deferred income tax asset will be realized based, primarily, on profitable historic results and projections of future taxable income.  Our net operating losses are subject to being audited by the Internal Revenue Services, and, as a result, the amounts could be reduced.

Known Trends and Uncertainties
Historically, we have experienced reduced activities and related billable hours throughout the November and December holiday periods within our Engineering Segment. The DOE and DOD represent major customers for the Nuclear Segment. In conjunction with the federal government's September 30 fiscal year-end, the Nuclear Segment historically experienced seasonably large shipments during the third quarter, leading up to this government fiscal year-end, as a result of incentives and other quota requirements.  Correspondingly for a period of approximately three months following September 30, the Nuclear Segment generally slows down, as the government budgets are still being finalized, planning for the new year is occurring, and we enter the holiday season.  This trend generally continues into the first quarter of the new year as government entities evaluate their spending priorities.  Because government spending is contingent upon its annual budget and allocation of funding, we cannot provide assurance that we will not have large fluctuations in the quarters in the near future.  In addition, higher government (specifically DOE) funding made available through the economic stimulus package (American Recovery and Reinvestment Act) enacted by Congress in February 2009, could result in large fluctuations in 2011.

Economic Conditions. With much of our Nuclear Segment customer base being government or prime contractors treating government waste, economic upturns or downturns do not usually have a significant impact on the demand for our services.  Our Engineering Segment relies more on commercial customers though this segment makes up a very small percentage of our revenue.

We believe that the higher government funding made available to remediate DOE sites under the economic stimulus package (American Recovery and Reinvestment Act), enacted by the Congress in February 2009, should continue to positively impact our existing government contracts within our Nuclear Segment.  However, we expect that demand for our services will be subject to fluctuations due to a variety of factors beyond our control, including the current economic conditions, and the manner in which the government will be required to spend funding to remediate federal sites. Our operations depend, in large part, upon governmental funding, particularly funding levels at the DOE.  In addition, our governmental contracts and subcontracts relating to activities at governmental sites are subject to termination or renegotiation on 30 days notice at the government's option. Significant reductions in the level of governmental funding or specifically mandated levels for different programs that are important to our business could have a material adverse impact on our business, financial position, results of operations and cash flows.

Legal Matter:
Perma-Fix of Northwest Richland, Inc. ("PFNWR")
PFNWR has filed a complaint alleging breach of contract and seeking the Court to direct specific performance of the "return-of-waste clause" contained in the brokerage contract between a previous owner of the facility now owned by PFNWR and Philotechnics, Ltd. ("Philo"), with regard to a quantity of non-conforming waste Philo delivered to the PFNWR facility prior to the acquisition of the facility by PFNWR for treatment on behalf of Philo's customer El du Pont de Nemours and Company ("DuPont").  In the complaint, we asked the Court to either: (A) order Philo to specifically perform its obligations under the "return-of-waste" clause of the Contract by physically taking custody of and by removing the nonconforming waste, and order that Philo pay PFNWR the additional costs of maintaining and managing the waste or, (B) order Philo to pay PFNWR the cost to treat and dispose of the nonconforming waste so as to allow PFNWR to compliantly dispose of that waste offsite.  See "Liquidity and Capital Resources of the Company – Financing Activities" of the "Management's Discussion and Analysis of Financial Condition and Results of Operations", for a discussion of an Offset Amount offsetting against the earn-out amount relating to the claims contained in this lawsuit.

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

We performed services relating to waste generated by the federal government, either directly or indirectly as a subcontractor (including Fluor Hanford and CHPRC as discussed below) to the federal government, representing approximately $80,275,000 or 82.1% (within our Nuclear Segment) of our total revenue from continuing operations during 2010, as compared to $75,013,000 or 81.2% of our total revenue from continuing operations during 2009, and $43,464,000 or 67.3% of our total revenue from continuing operations during 2008.

As previously discussed, during the second quarter of 2008, our M&EC facility was awarded a subcontract by CHPRC, a general contractor to the DOE, to participate in the cleanup of the central portion of the Hanford Site.  On October 1, 2008, operations of this subcontract commenced at the DOE Hanford Site.  We believe full operations under this subcontract will result in revenues for on-site and off-site work of approximately $200,000,000 to $250,000,000 over the five year base period.  As provided above, M&EC's subcontract is terminable or subject to renegotiation, at the option of the government, on 30 days notice.  Effective October 1, 2008, CHPRC also began management of waste activities previously managed by Fluor Hanford, DOE's general contractor prior to CHPRC.  Our Nuclear Segment had three previous subcontracts with Fluor Hanford which have been renegotiated by CHPRC to September 30, 2013.  Revenues from CHPRC totaled $51,929,000 or 53.1%, $45,169,000 or 48.8%, and $8,120,000 or 12.6% of our total revenue from continuing operations for twelve months ended December 31, 2010, 2009, and 2008, respectively.  As revenue from Fluor Hanford was transitioned to CHPRC in 2008, revenue from Fluor Hanford totaled $0 or 0%, $0 or 0%, and $7,974,000 or 12.3%, of our consolidated revenue from continuing operations for the twelve months ended December 31, 2010, 2009, and 2008, respectively.

Insurance. We maintain insurance coverage similar to, or greater than, the coverage maintained by other companies of the same size and industry, which complies with the requirements under applicable environmental laws. We evaluate our insurance policies annually to determine adequacy, cost effectiveness and desired deductible levels. Due to the continued uncertainty in the economy, changes within the environmental insurance market, and the past financial difficulties of AIG, the parent company of Chartis, the provider of our financial assurance policies, we have no guarantees as to continued coverage by Chartis, that we will be able to obtain similar insurance in future years, or that the cost of such insurance will not increase materially.

Climate Change. Climate change is receiving ever increasing attention from scientists and legislators alike. The debate is ongoing as to the extent to which our climate is changing, the potential causes of this change and its potential impacts. Some attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions.

Presently there are no federally mandated greenhouse gas reduction requirements in the United States. However, there are a number of legislative and regulatory proposals to address greenhouse gas emissions, which are in various phases of discussion or implementation. The outcome of federal and state actions to address global climate change could result in a variety of regulatory programs including potential new regulations.  Any adoption by federal or state governments mandating a substantial reduction in greenhouse gas emissions could increase costs associated with our operations.  Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our financial position, operating results and cash flows.

Acquisition – Letter of Intent ("LOI")
During February 2011, the Company entered into a LOI to acquire a company which provides environmental and nuclear waste management services similar to our business ("potential company").  We believe this acquisition, if completed, would help us to leverage our on-site nuclear waste management to broader customers and markets with a more comprehensive nuclear service offering complementing our unique facilities-based treatment.  If this transaction is closed, we would pay for this potential company a combination of cash (which shall represent a majority of the purchase price) and a limited amount of our restricted common stock, together with an earn-out under certain conditions payable over a three (3) year period.  If this transaction is consummated, it would roughly double the size of our Company in terms of our 2010 revenue and net income.  The acquisition is subject to, among other things, approval by each company's Board of Directors, execution of definitive agreements, completion of due diligence, approval by the shareholders of this potential company, approval of lenders, and execution of an employment agreement with the President of the potential company.  If the transaction is completed, we intend to fund any consideration consisting of cash payments to be paid at closing from our working capital and/or borrowings under our credit facilities.

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

We have budgeted for 2011, $615,000 in environmental remediation expenditures to comply with federal, state and local regulations in connection with remediation of certain contaminates at our facilities.  Our facilities where the remediation expenditures will be made are the Leased Property in Dayton, Ohio (EPS), a former RCRA storage facility as operated by the former owners of PFD, PFM's facility in Memphis, Tennessee, PFSG's facility in Valdosta, Georgia, and PFMI's facility in Detroit, Michigan. The environmental liability of PFD (as it relates to the remediation of the EPS site assumed by the Company as a result of the original acquisition of the PFD facility) was retained by the Company upon the sale of PFD in March 2008.  All of the reserves are within our discontinued operations.  While no assurances can be made that we will be able to do so, we expect to fund the expenses to remediate these sites from funds generated internally.

At December 31, 2010, we had total accrued environmental remediation liabilities of $2,256,000 of which $615,000 is recorded as a current liability, which reflects an increase of $529,000 from the December 31, 2009, balance of $1,727,000.  The net increase represents an increase in reserve of approximately $844,000 at PFSG due to change in scope of the remediation requirements mandated by the Georgia Environmental Protection Division ("GEPD"), an increase in reserve of $261,000 at PFD due to reassessment of our remediation estimates, reduced by payment of approximately $576,000 on remediation projects. The December 31, 2010, current and long-term accrued environmental balance is recorded as follows (in thousands):

	Current Accrual	Long-term Accrual	Total
PFD	$289	$159	$448
PFM	171	110	281
PFSG	128	1,372	1,500
PFMI	27	-	27
Total Liability	$615	$1,641	$2,256

Related Party Transactions
Mr. Robert L. Ferguson
Mr. Robert Ferguson, was nominated to serve as a Director in connection with the closing of the acquisition by the Company of Nuvotec (n/k/a Perma-Fix Northwest, Inc. ("PFNW")) and its wholly owned subsidiary, Pacific EcoSolutions, Inc. ("PEcoS") (n/k/a Perma-Fix Northwest Richland, Inc. ("PFNWR")) in June 2007 and subsequently elected as a Director at our Annual Meeting of Shareholders held in August 2007 and each Annual Meeting of Shareholders since August 2007. At the time of the acquisition, Mr. Ferguson was the Chairman, Chief Executive Officer, and individually or through entities controlled by him, the owner of approximately 21.29% of Nuvotec's outstanding Common Stock. See discussion under "Liquidity and Capital Resources of the Company – Financing Activities", of this "Management Discussion and Analysis of Financial Condition and Results of Operations" as to payments that have been made or are required to be made as a result of the acquisition to the former shareholders of PFNWR and PFNW.  Effective February 27, 2010, Mr. Ferguson resigned as a member of our Board of Directors.

Lawrence Properties LLC
During February 2006, our Board of Directors approved and we entered into a lease agreement, whereby we lease property from Lawrence Properties LLC, a company jointly owned by the president of Schreiber, Yonley and Associates, Robert Schreiber, Jr. and his spouse.  Mr. Schreiber is a member of our executive management team. The lease is for a term of five years from June 1, 2006.  We pay monthly rent expense of $10,000. In November 2010, the monthly rent expense increased by $1,250 due to expansion of the office space.  We will pay monthly rent expense of $11,250 until the expiration term of June 1, 2011, which we believe is lower than costs charged by unrelated third party landlords. Additional rent will be assessed for any increases over the initial lease commencement year for property taxes or assessments and property and casualty insurance premiums.

Mr. David Centofanti
Mr. David Centofanti serves as our Director of Information Services.  For such services, he received total compensation in 2010 of approximately $185,000. Mr. David Centofanti is the son of our Chief Executive Officer and Chairman of our Board, Dr. Louis F. Centofanti.  We believe the compensation received by Mr. Centofanti for his technical expertise which he provides to the Company is competitive and comparable to compensation we would have to pay to an unaffiliated third party with the same technical expertise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate loan arrangements with PNC and with Mr. William Lampson and Mr. Diehl Rettig (who is now deceased and the loan is payable to his representative or estate). The interest rates payable to PNC are based on a spread over prime rate or a spread over a minimum floor base LIBOR of 1.0% and the interest rates payable on the promissory note to Mr. Lampson and Mr. Rettig is based on a spread over a minimum floor base LIBOR of 1.5%. As of December 31, 2010, the Company had approximately $8,025,000 in variable rate borrowing. Assuming a 1% change in the average interest rate as of December 31, 2010, our interest cost would change by approximately $80,250.  As of December 31, 2010, we had no interest swap agreement outstanding.

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

•	ability or inability to continue and improve operations and achieve profitability on an annualized basis;
•	ability to comply with our general working capital requirements;
•	ability to retain or receive certain permits, licenses, or patents;
•	ability to renew permits and licenses with minimal effort and costs;
•	ability to be able to continue to borrow under our revolving line of credit;
•	ability to meet our fixed charge coverage ratio in the future;
•	we anticipate meeting our financial covenants in 2011;
•	ability to generate sufficient cash flow from operations to fund all costs of operations;
•	ability to close and remediate certain contaminated sites for projected amounts over the projected periods;
•	ability to fund expenses to remediate sites from funds generated internally;
•	our ability to develop or adopt new and existing technologies in the conduct of our operations;
•	ability to fund budgeted capital expenditures during 2011 through our operations and lease financing;
•	we believe that there are no formidable barriers to entry into certain of the on-site treatment businesses, and certain of the non-hazardous waste operations, which do not require such permits;
•	we believe that our cash flows from operations and our available liquidity from our line of credit are sufficient to service the Company's current obligations;
•
we believe that we are able to compete in the market based on our established reputation in these market areas and our expertise in several specific elements of environmental engineering and consulting such as environmental applications in the cement industry, emission reduction strategies, and MACT compliance;

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
•
if EnergySolutions should refuse to accept our waste or cease operations at its Clive, Utah facility, such would have a material adverse effect on us. However, with the recent radioactive disposal license granted to Waste Control Specialists ("WCS") located in Andrews, Texas, this risk could be reduced as WCS brings its disposal site online later in 2011 or early 2012;

•
we believe that the range of waste management and environmental consulting, treatment, processing, and remediation services we provide affords us a competitive advantage with respect to certain of our more specialized competitors;

•	we believe that the treatment processes we utilize offer a cost saving alternative to more traditional remediation and disposal methods offered by certain of our competitors;
•	no further impairment to intangible assets;
•	no expectation of material future inflationary changes;
•	we do not believe we are dependent on any particular trademark in order to operate our business or any significant segment thereof;
•	it is anticipated that closure activities, with the exception of post-closure monitoring, will be completed in 2011;
•
despite our aggressive compliance and auditing procedure for disposal of wastes, we could further be notified, in the future, that we are a PRP at a remedial action site, which could have a material adverse effect;

•	we could also be subject to fines and civil penalties in connection with violations of regulatory requirements;
•	no immediate plans or current commitments to issue shares under the shelf registration statement;
•	we plan to fund any repurchases under our common stock repurchase plan through our internal cash flow and/or borrowing under our line of credit;
•
we believe that this acquisition, if completed, would better position us to leverage our on-site nuclear waste management to broader customers and markets with a more comprehensive nuclear service offering complementing our unique facilities-based treatment;

•	if the transaction is completed, we intend to fund any consideration consisting of cash payments to be paid at closing from our working capital and/or borrowings under our credit facilities;
•	we do not expect ASU 2010-28 will have a material impact on our consolidated financial statements; and
•	we expect that ASU 2010-29 may impact our disclosures for any future business combinations, but the effect will depend on acquisitions that may be made in the future.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Perma-Fix Environmental Services, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Perma-Fix Environmental Services, Inc. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perma-Fix Environmental Services, Inc. and subsidiaries at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Perma-Fix Environmental Services, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/BDO USA, LLP

Atlanta, Georgia
March 11, 2011

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,

(Amount in Thousands, Except for Share and per Share Amounts)	2010	2009

ASSETS
Current assets:
Cash	$101	$66
Restricted cash	35	35
Accounts receivable, net of allowance for doubtful accounts of $215 and $226, respectively	8,541	11,815
Unbilled receivables - current	9,436	9,769
Inventories	465	239
Prepaid and other assets	2,870	3,051
Deferred tax assets -current	1,734	1,920
Current assets related to discontinued operations	2,034	1,702
Total current assets	25,216	28,597

Property and equipment:
Buildings and land	24,693	24,575
Equipment	33,279	31,506
Vehicles	235	164
Leasehold improvements	11,506	11,455
Office furniture and equipment	1,890	1,914
Construction-in-progress	593	1,178
	72,196	70,792
Less accumulated depreciation and amortization	(31,753)	(27,874)
Net property and equipment	40,443	42,918

Property and equipment related to discontinued operations	4,209	3,460

Intangibles and other long term assets:
Permits	16,863	16,889
Goodwill	15,330	12,352
Unbilled receivables – non-current	2,556	2,502
Finite Risk Sinking Fund	17,424	15,480
Deferred tax asset, net of liabilities	-	272
Other assets	2,084	2,340
Intangible and other assets related to discontinued operations	1,190	1,190
Total assets	$125,315	$126,000

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED
As of December 31,

(Amount in Thousands, Except for Share and per Share Amounts)	2010	2009

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,891	$4,346
Accrued expenses	5,996	5,915
Disposal/transportation accrual	2,188	2,655
Unearned revenue	3,527	8,949
Current liabilities related to discontinued operations	2,673	2,230
Current portion of long-term debt	3,612	3,012
Total current liabilities	22,887	27,107

Accrued closure costs	12,362	11,703
Other long-term liabilities	671	508
Deferred tax liability	1,180	-
Long-term liabilities related to discontinued operations	3,074	2,610
Long-term debt, less current portion	6,637	9,268
Total long-term liabilities	23,924	24,089

Total liabilities	46,811	51,196

Commitments and Contingencies

Preferred Stock of subsidiary, $1.00 par value; 1,467,396 shares authorized, 1,284,730 shares issued and outstanding, liquidation value $1.00 per share	1,285	1,285

Stockholders' equity:
Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value; 75,000,000 shares authorized, 55,106,180 and 54,628,904 shares issued, respectively; 55,067,970 and 54,628,904 shares outstanding, respectively	55	55
Additional paid-in capital	100,821	99,641
Accumulated deficit	(23,569)	(26,177)
Less Common Stock in treasury at cost; 38,210 and 0 shares, respectively	(88)	-
Total stockholders' equity	77,219	73,519

Total liabilities and stockholders' equity	$125,315	$126,000

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

(Amounts in Thousands, Except for per Share Amounts)	2010	2009	2008
Net revenues	$97,790	$92,393	$64,553
Cost of goods sold	77,175	67,912	48,466
Gross profit	20,615	24,481	16,087

Selling, general and administrative expenses	13,361	14,422	14,243
Research and development	921	609	1,020
Loss (gain) on disposal of property and equipment	138	(7)	192
Income from operations	6,195	9,457	632

Other income (expense):
Interest income	65	145	226
Interest expense	(755)	(1,639)	(1,522)
Interest expense – financing fees	(412)	(283)	(137)
Other	24	21	(6)
Income (loss) from continuing operations before income taxes	5,117	7,701	(807)
Income tax expense (benefit)	1,846	(1,986)	11
Income (loss) from continuing operations	3,271	9,687	(818)

(Loss) income from discontinued operations, net of taxes	(663)	(65)	406
Gain on disposal of discontinued operations, net of taxes	—	—	2,323
Net income	$2,608	$9,622	$1,911

Net income (loss) per common share – basic:
Continuing operations	$.06	$.18	$(.01)
Discontinued operations	(.01)	—	.01
Disposal of discontinued operations	—	—	.04
Net income per common share	$.05	$.18	$.04

Net income (loss) per common share – diluted:
Continuing operations	$.06	$.18	$(.01)
Discontinued operations	(.01)	—	.01
Disposal of discontinued operations	—	—	.04
Net income per common share	$.05	$.18	$.04

Number of common shares used in computing net income (loss) per share:
Basic	54,947	54,238	53,803
Diluted	55,030	54,526	53,803

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Amounts in Thousands)	2010	2009	2008
Cash flows from operating activities:
Net income	$2,608	$9,622	$1,911
Less: (loss) income on discontinued operations	(663)	(65)	2,729

Income (loss) from continuing operations	3,271	9,687	(818)
Adjustments to reconcile net income (loss) from continuing operations to cash provided by operations:
Depreciation and amortization	4,530	4,321	4,403
Amortization of debt discount	333	216	──
Deferred tax expense (benefit)	1,819	(2,490)	──
Provision for bad debt and other reserves	59	343	163
Loss (gain) on disposal of plant, property and equipment	138	(7)	192
Issuance of common stock for services	240	251	257
Stock-based compensation	343	713	531
Changes in operating assets and liabilities of continuing operations, net of effect from business acquisitions:
Accounts receivable	3,215	(683)	1,899
Unbilled receivables	279	4,623	(3,298)
Prepaid expenses, inventories and other assets	1,844	1,352	3,044
Accounts payable, accrued expenses and unearned revenue	(7,997)	(10,035)	(2,541)
Cash provided by continuing operations	8,074	8,291	3,832
Cash (used in) provided by discontinued operations	(344)	154	(3,385)
Cash provided by operating activities	7,730	8,445	447

Cash flows from investing activities:
Purchases of property and equipment, net	(1,571)	(1,308)	(905)
Proceeds from sale of plant, property and equipment	11	7	14
Payments to finite risk sinking fund	(1,944)	(4,135)	(5,311)
Payment of earn-out to Nuvotec shareholders	(1,000)	(734)	──
Cash used for acquisition consideration, net of cash acquired	──	──	(14)
Cash used in investing activities of continuing operations	(4,504)	(6,170)	(6,216)
Proceeds from sale of discontinued operations	──	──	6,734
Cash (used in) provided by investing activities of discontinued operations	(544)	(186)	878
Net cash (used in) provided by investing activities	(5,048)	(6,356)	1,396

Cash flows from financing activities:
Net repayments of revolving credit	(640)	(3,857)	(335)
Principal repayments of long term debt	(3,117)	(2,584)	(8,782)
Proceeds from issuance of long-term debt	──	2,982	7,000
Proceeds from issuance of stock	509	631	184
Proceeds from finite risk financing	653	753	368
Repayment of stock subscription receivable	──	──	25
Cash used in financing activities of continuing operations	(2,595)	(2,075)	(1,540)
Principal repayment of long-term debt for discontinued operations	(52)	(55)	(298)
Cash used in financing activities	(2,647)	(2,130)	(1,838)

Increase (decrease) in cash	35	(41)	5
Cash at beginning of period	66	107	102
Cash at end of period	$101	$66	$107

Supplemental disclosure:
Interest paid	$893	$4,188	$1,712
Income taxes paid	492	349	3
Non-cash investing and financing activities:
Long-term debt incurred for purchase of property and equipment	429	125	148
Note issued for earn-out to Nuvotec shareholders	1,322	──	──
Issuance of Common Stock for debt	──	476	──
Issuance of Warrants for debt	──	190	──

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31,
(Amounts in Thousands, Except for Share Amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Common Stock Held In Treasury	Stock Subscription Receivable	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2007	53,704,516	$54	$96,409	$-	$(25)	$(37,710)	$58,728
Net loss	-	-	-	-	-	1,911	1,911
Issuance of Common Stock for services	118,865	-	257	-	-	-	257
Repayment of Stock Subscription
Receivable	-	-	-	-	25	-	25
Issuance of Common Stock upon exercise of Options	111,179	-	184	-	-	-	184
Stock-Based Compensation	-	-	531	-	-	-	531
Balance at December 31, 2008	53,934,560	$54	$97,381	$-	$-	$(35,799)	$61,636
Net income	-	-	-	-	-	9,622	9,622
Issuance of Common Stock for services	136,522	-	251	-	-	-	251
Issuance of Common Stock upon exercise of Options	357,822	1	630	-	-	-	631
Issuance of Common Stock for debt	200,000	-	476	-	-	-	476
Issuance of Warrants for debt	-	-	190	-	-	-	190
Stock-Based Compensation	-	-	713	-	-	-	713
Balance at December 31, 2009	54,628,904	$55	$99,641	$-	$-	$(26,177)	$73,519
Net income	-	-	-	-	-	2,608	2,608
Issuance of Common Stock for services	127,276	-	240	-	-	-	240
Issuance of Common Stock upon exercise of Options	350,000	-	597	-	-	-	597
Payment of Option exercise by Common Stock shares	-	-	-	(88)	-	-	(88)
Stock-Based Compensation	-	-	343	-	-	-	343
Balance at December 31, 2010	55,106,180	$55	$100,821	$(88)	$-	$(23,569)	$77,219

The accompanying notes are an integral part of these consolidated financial statements.

PERMA-FIX ENVIRONMENTAL SERVICES, INC.
Notes to Consolidated Financial Statements
December 31, 2010, 2009, and 2008

NOTE 1
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Perma-Fix Environmental Services, Inc. (the Company, which may be referred to as we, us, or our), an environmental and technology know-how company, is a Delaware corporation, engaged through its subsidiaries, in:

•	Nuclear Waste Management Services ("Nuclear Segment"), which includes:
o	Treatment, storage, processing and disposal of mixed waste (which is waste that contains both low-level radioactive and hazardous waste) including on and off-site waste remediation and processing;
o	Nuclear, low-level radioactive, and mixed waste treatment, processing and disposal; and
o	Research and development of innovative ways to process low-level radioactive and mixed waste.
•	Consulting Engineering Services ("Engineering Segment"), which includes:
o
Consulting services regarding broad-scope environmental issues, including air, water, and hazardous waste permitting, air, soil, and water sampling, compliance reporting, emission reduction strategies, compliance auditing, and various compliance and training activities to industrial and government customers, as well as engineering and compliance support needed by our other segments.

On October 6, 2010, our Board of Directors authorized the divestiture of our three remaining operations within our Industrial Segment, Perma-Fix of Fort Lauderdale, Inc. ("PFFL"), Perma-Fix of South Georgia, Inc. ("PFSG"), and Perma-Fix of Orlando, Inc. ("PFO"). The decision to sell these remaining three operations within our Industrial Segment is based on our belief that our Nuclear Segment represents a sustainable long-term growth driver of our business. During October 2010, we entered into two separate letters of intent ("LOIs") with a hazardous waste management company to sell our PFFL and PFO operations.  Both LOIs were subsequently terminated.  See "Note 18 – Subsequent Events – Divestitures - LOIs" for LOIs entered into by the Company during February 2011 to sell PFFL and PFO.

On October 6, 2010, PFFL, PFSG, and PFO met the held for sale criteria under ASC 360, "Property, Plant, and Equipment", and therefore, certain assets and liabilities of these facilities have been reclassified as discontinued operations in the Consolidated Balance Sheet, and we have ceased depreciation of these facilities' long-lived assets classified as held for sale.  The results of operations and cash flows of these three operations have been reported in the Consolidated Financial Statements as discontinued operations for all periods presented.

We have grown through acquisitions and internal growth.  Our goal is to continue focus on the efficient operation of our existing facilities within our Nuclear and Engineering Segments, evaluate strategic acquisitions primarily within the Nuclear Segments, and to continue the research and development of innovative technologies to treat nuclear waste, mixed waste, and industrial waste.  Our Nuclear Segment represents our core business segment.

We are subject to certain risks as we are involved in the treatment, handling, storage and transportation of hazardous and non-hazardous, mixed and industrial wastes and wastewater.  Such activities contain risks against which we believe we are adequately insured.

Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries as follows:

Continuing Operations:  Schreiber, Yonley and Associates ("SYA"), Diversified Scientific Services, Inc. ("DSSI"), East Tennessee Materials & Energy Corporation ("M&EC"), Perma-Fix of Florida, Inc. ("PFF"), and Perma-Fix of Northwest Richland, Inc. ("PFNWR").

Discontinued Operations (See "Note 8"):  Perma-Fix of Fort Lauderdale, Inc. ("PFFL"), Perma-Fix of South Georgia, Inc. ("PFSG"), and Perma-Fix of Orlando ("PFO"); Perma-Fix of Maryland ("PFMD"), Perma-Fix of Dayton, Inc. ("PFD"), and Perma-Fix Treatment Services, Inc. ("PFTS"), which were sold in January 2008, March 2008, and May 2008, respectively; and Perma-Fix of Michigan, Inc. ("PFMI"),  Perma-Fix of Pittsburgh, Inc. ("PFP"), and Perma-Fix of Memphis, Inc. ("PFM"), three non-operational facilities.

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates
When we prepare financial statements in conformity with generally accepted accounting principles in the United States of America, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as, the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. See Notes 8, 11, and 13 for estimates of discontinued operations and environmental liabilities, closure costs, and contingencies for details on significant estimates.

Restricted Cash
Restricted cash reflects $35,000 held in escrow for our worker's compensation policy.

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

Unbilled Receivables
Unbilled receivables are generated by differences between invoicing timing and our performance based methodology used for revenue recognition purposes.  As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue. We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables. The timing differences occur for several reasons, partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal. The tasks relating to these delays usually take several months to complete and the related receivables are normally considered collectible within twelve months. As we now have historical data to review the timing of these delays, we realize that certain issues, including but not limited to delays at our third party disposal site, can extend collection of some of these receivables greater than twelve months. However, our historical experience suggests that a significant part of unbilled receivables are ultimately collectible with minimal concession on our part. We therefore, segregate the unbilled receivables between current and long term.

Inventories
Inventories consist of treatment chemicals, saleable used oils, and certain supplies.  Additionally, we have replacement parts in inventory, which are deemed critical to the operating equipment and may also have extended lead times should the part fail and need to be replaced. Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.

Property and Equipment
Property and equipment expenditures are capitalized and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes, while accelerated depreciation methods are principally used for income tax purposes.  Generally, annual depreciation rates range from ten to forty years for buildings (including improvements and asset retirement costs) and three to seven years for office furniture and equipment, vehicles, and decontamination and processing equipment. Leasehold improvements are capitalized and amortized over the lesser of the term of the lease or the life of the asset.  Maintenance and repairs are charged directly to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any gain or loss from sale or retirement is recognized in the accompanying consolidated statements of operations. Renewals and improvement, which extend the useful lives of the assets, are capitalized. We include within buildings, asset retirement obligations, which represents our best estimates of the cost to close, at some undetermined future date, our permitted and/or licensed facilities. The asset retirement cost was originally recorded at $4,559,000 and depreciates over the estimated useful life of the property. In 2007, we recorded an additional asset retirement obligation cost of $3,768,000 from the acquisition of PFNWR. In 2008 to 2010, we increased our asset retirement obligations for various facilities as follows due to changes in estimates of the costs to close these facilities based on federal/state regulatory guidelines:  $726,000 and $373,000 for DSSI and PFNWR, respectively in 2008; $1,980,000 for DSSI (due to authorization for PCB storage and treatment) and $158,000 for PFSG in 2009; and $499,000 in the fourth quarter of 2010 for PFNWR.  Adjustments to the asset retirement obligations for these facilities are being depreciated prospectively over the remaining estimated life of the asset, in accordance with Accounting Standards Codification ("ASC") 410, "Asset Retirement and Environmental Obligations".

In accordance with ASC 360, "Property, Plant, and Equipment", long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.  In 2008, we recorded a recovery of previous impairment charges for PFO of $507,000 within our discontinued operations. The asset impairment recovery resulted from the reevaluation of the fair value of PFO's assets in connection with the sale of one of the two properties at PFO in December 2008, which resulted in gain of $483,000. We had recorded the $507,000 in impairment loss in 2007 for PFO when our Board of Directors approved the divestiture our Industrial Segment in 2007.  In September 2008, our Board of Directors approved retaining our Industrial Segment operations at PFFL, PFSG, and PFO.

As a result of the approved divesture of the PFFL, PFSG, and PFO operations by our Board of Directors in October 2010 and the subsequent letter of intents entered into and prospective interests received, we performed updated financial valuations on the tangible assets of these three operations as required by ASC 360. Our analysis included the comparison of the offered sale price less cost to sell to the carrying value of the investment under each letter of intent separately. Based on our analysis, we concluded that no tangible asset impairment existed as of December 31, 2010.

Capitalized Interest
The Company's policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year; however, no interest was required to be capitalized for each of the years 2008 to 2010.

Goodwill and Other Intangible Assets
Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net identifiable assets acquired ("goodwill") and the recognized permit value of the business.  Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.  For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount.  Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of the goodwill.  The implied value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805, "Business Combinations". Our annual financial valuations performed as of October 1, 2010, 2009, and 2008, indicated no impairments.  The Company estimates the fair value of our reporting units using a discounted cash flow valuation approach. This approach is dependent on estimates for future sales, operating income, working capital changes, and capital expenditures, as well as, expected growth rates for cash flows and long-term interest rates, all of which are impacted by economic conditions related to our industry as well as conditions in the U.S. capital markets.

As a result of reclassifying PFFL, PFSG, and PFO as discontinued operations in October 2010, we performed internal financial valuations on the intangible assets of these three operations based on the LOIs to test for asset impairment as required by ASC 350, "Intangibles-Goodwill and Other".  We concluded that no intangible asset impairments existed as of December 31, 2010.

Intangible assets that have definite useful lives are amortized using the straight-line method over the estimated useful lives and are excluded from our annual intangible asset valuation review conducted as of October 1.  However, these intangible assets are tested for impairment whenever events or changes in circumstances suggest impairment might exist. The Company currently has only one definite-lived permit which was excluded from the impairment review as noted above. This permit of approximately $545,000 was capitalized in 2009 in connection with the authorization issued by the U.S. EPA to our DSSI facility to commercially store and dispose of radioactive PCBs. This permit is being amortized over a ten year period in accordance with its estimated useful life (see "Note 6 – Goodwill and Other Intangible Assets" for further discussion on goodwill and other intangible assets).

Research and Development
Innovation and technical know-how by our operations is very important to the success of our business.  Our goal is to discover, develop, and bring to market innovative ways to process waste that address unmet environmental needs.  We conduct research internally and also through collaborations with other third parties.  Research and development costs consist primarily of employee salaries and benefits, laboratory costs, third party fees, and other related costs associated with the development and enhancement of new potential waste treatment processes and are charged to expense when incurred in accordance with Accounting Standards Codification ("ASC") Topic 730, "Research and Development".

Accrued Closure Costs
Accrued closure costs represent our estimated environmental liability to clean up our facilities as required by our permits, in the event of closure.

ASC 410, "Asset Retirement and Environmental Obligations", requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. In conjunction with the state mandated permit and licensing requirements, we are obligated to determine our best estimate of the cost to close, at some undetermined future date, our permitted and/or licensed facilities. We subsequently increase this liability as a result of changes to the facility, changes in estimated cost for closure, and/or for inflation.  The associated asset retirement cost is recorded as property and equipment (buildings). We depreciate the asset retirement cost on a straight-line basis over its estimated useful life in accordance with our depreciation policy.

Income Taxes
Income taxes are accounted for in accordance with ASC 740, "Income Taxes". Under ASC 740, the provision for income taxes is comprised of taxes that are currently payable and deferred taxes that relate to the temporary differences between financial reporting carrying values and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

ASC 740 sets out a consistent framework for preparers to use to determine the appropriate recognition and measurement of uncertain tax positions.  ASC 740 uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit which is greater than 50% likely to be realized. ASC 740 also sets out disclosure requirements to enhance transparency of an entity's tax reserves.

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

Concentration Risk
Approximately 114 or 17.1% of the Company's employees are unionized and are covered by a collective bargaining agreement. All of these employees were hired as a result of the subcontract awarded to us by CHPRC in the second quarter of 2008. The current bargaining agreement became effective April 1, 2007 and expires on March 31, 2012.

Gross Receipts Taxes and Other Charges
ASC 605-45, "Revenue Recognition – Principal Agent Consideration" provides guidance regarding the accounting and financial statement presentation for certain taxes assessed by a governmental authority. These taxes and surcharges include, among others, universal service fund charges, sales, use, waste, and some excise taxes. In determining whether to include such taxes in our revenue and expenses, we assess, among other things, whether we are the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business.  As we are merely a collection agent for the government authority in certain of our facilities, we record the taxes on a net method and do not include them in our revenue and cost of services.

Revenue Recognition
Nuclear revenues. The processing of mixed waste is complex and may take several months or more to complete, as such we recognize revenues using a performance based methodology basis with our measure of progress towards completion determined based on output measures consisting of milestones achieved and completed.  We have waste tracking capabilities, which we continue to enhance, to allow us to better match the revenues earned to the processing phases achieved. The revenues are recognized as each of the following three processing phases are completed: receipt, treatment/processing and shipment/final disposal. However, based on the processing of certain waste streams, the treatment/processing and shipment/final disposal phases may be combined as sometimes they are completed concurrently. As major processing phases are completed and the costs incurred, we recognize the corresponding percentage of revenue utilizing a proportional performance model. We experience delays in processing invoices due to the complexity of the documentation that is required for invoicing, as well as the difference between completion of revenue recognition milestones and agreed upon invoicing terms, which results in unbilled receivables. The timing differences occur for several reasons, partially from delays in the final processing of all wastes associated with certain work orders and partially from delays for analytical testing that is required after we have processed waste but prior to our release of waste for disposal. As the waste moves through these processing phases and revenues are recognized, the correlating costs are expensed as incurred. Although we use our best estimates and all available information to accurately determine these disposal expenses, the risk does exist that these estimates could prove to be inadequate in the event the waste requires retreatment.  Furthermore, should the waste be returned to the generator, the related receivables could be uncollectible; however, historical experience has not indicated this to be a material uncertainty.  Under our subcontract awarded by CH Plateau Remediation Company ("CHPRC") in 2008, we are reimbursed for costs incurred plus a certain percentage markup for indirect costs, in accordance with contract provision. Costs incurred in excess of contract funding may be renegotiated for reimbursement. We also earn a fee based on the approved costs to complete the contract.  We recognize this fee using the proportion of costs incurred to total estimated contract costs.  We include in revenues the amount of the reimbursement for costs incurred plus the markup for indirect costs as well as the fee that we have earned.  Cost of revenue under this subcontract consists of direct and indirect costs.  Our revenue under this subcontract is recorded gross versus net in accordance with ASC 605-45, "Revenue Recognition – Principal Agent Consideration".

Consulting revenues. Consulting revenues are recognized as services are rendered. The services provided are based on billable hours and revenues are recognized in relation to incurred labor and consulting costs.  Out of pocket costs reimbursed by customers are also included in revenues.

Self-Insurance
We are self-insured for a significant portion of our group health.  The Company estimates expected losses based on statistical analyses of historical industry data, as well as our own estimates based on the Company's actual historical data to determine required self-insurance reserves. The assumptions are closely reviewed, monitored, and adjusted when warranted by changing circumstances.  The estimated accruals for these liabilities could be affected if actual experience related to the number of claims and cost per claim differs from these assumptions and historical trends. Based on the information known on December 31, 2010, we believe we have provided adequate reserves for our self-insurance exposure. As of December 31, 2010 and 2009, self-insurance reserves were $499,000 and $485,000, respectively, and were included in accrued expenses in the accompanying consolidated balance sheets. The total amounts expensed for self-insurance during 2010, 2009, and 2008 were $2,896,000, $2,440,000, and $2,461,000, respectively, for our continuing operations, and $314,000, $295,000, and $477,000, for our discontinued operations, respectively.

Stock-Based Compensation
We account for stock-based compensation in accordance with ASC 718, "Compensation – Stock Compensation".  ASC 718 establishes accounting standards for entity exchanges of equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards which requires subjective assumptions. Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the expected annual dividend yield. The Company's expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and post-vesting data.  Our computation of expected volatility is based on the Company's historical volatility from our traded common stock over the expected term of the option grants.  The interest rate for periods within the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

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

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share for the years ended December 31, 2010, 2009, and 2008:

(Amounts in Thousands, Except for Per Share Amounts)	2010	2009	2008
Income (loss) per share from continuing operations
Income (loss) from continuing operations	$3,271	$9,687	$(818)
Basic income (loss) per share	$.06	$.18	$(.01)
Diluted income (loss) per share	$.06	$.18	$(.01)

(Loss) income per share from discontinued operations
(Loss) income – basic and diluted	$(663)	$(65)	$406
Basic (loss) income per share	$(.01)	$-	$.01
Diluted (loss) income per share	$(.01)	$-	$.01

Income per share from disposal of discontinued operations
Gain on disposal of discontinued operations	$-	$-	$2,323
Basic income per share	$-	$-	$.04
Diluted income per share	$-	$-	$.04

Weighted average common shares outstanding – basic	54,947	54,238	53,803
Potential shares exercisable under stock option plans	56	245	-
Potential shares upon exercise of Warrants	27	43	-
Weighted average common shares outstanding – diluted	55,030	54,526	53,803

Potential shares excluded from above weighted average share calculations due to their anti-dilutive effect include:
Upon exercise of options	2,195	1,595	1,908
Upon exercise of Warrants	-	-	-

Fair Value of Financial Instruments
The carrying values of cash, trade accounts receivable, and trade accounts payable approximate their fair values principally because of the short-term maturities of these financial instruments.  The fair value of our long-term debt is estimated based on the current rates offered to us for debt of similar terms and maturities.  Under this method, the fair value of long-term debt was not significantly different from the stated carrying value at December 31, 2010 and 2009.  The carrying value of our subsidiary's preferred stock is not significantly different than its fair value.

Recently Adopted Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2010-6, "Improving Disclosures About Fair Value Measurements", which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on our consolidated financial statements.

In July 2010, the FASB issued ASU  2010-20,"Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses", which amends existing guidance by requiring more robust and disaggregated disclosures by an entity about the credit quality of its financing receivables and its allowance for credit losses. These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in financing receivables, how credit risks are analyzed and assessed in determining allowance for credit losses, and reasons for any changes made in allowance for credit losses. This update is generally effective for interim and annual reporting periods ending on or after December 15, 2010; however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. ASU 2010-20 did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards
In December 2010, the FASB issued ASU No. 2010-28 "Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts". Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited. We do not expect ASU No. 2010-28 will have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29 "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations". ASU 2010-29 specifies that, for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-09 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-09 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2010. Early adoption is permitted. We expect that ASU 2010-29 may impact our disclosures for any future business combinations, but the effect will depend on acquisitions that may be made in the future.

NOTE 3
STOCK-BASED COMPENSATION
We follow FASB ASC 718, "Compensation – Stock Compensation" ("ASC 718") to account for stock-based compensation.  The Company has certain stock option plans under which it awards incentive and non-qualified stock options to employees, officers, and outside directors.  Stock options granted to employees have either a ten year contractual term with one fifth yearly vesting over a five year period or a six year contractual term with one third yearly vesting over a three year period.  Stock options granted to outside directors have a ten year contractual term with vesting period of six months.

On September 29, 2010, we granted 72,000 options from the Company's 2003 Outside Director Stock Plan to our six outside directors which allows for the purchase of up to 72,000 Common Stock from the Plan, as a result of their re-election at our Annual Meeting of Stockholders held on September 29, 2010.  The options granted were for a contractual term of ten years with vesting period of six months.  The exercise price of the options was $1.68 per share which was equal to our closing stock price the day preceding the grant date, pursuant to the 2003 Outside Directors Stock Plan.

No employee options were granted during 2010.

The Company estimates fair value of stock options using the Black-Scholes valuation model.  Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the expected annual dividend yield.  The fair value of the employee and director stock options granted and the related assumptions used in the Black-Scholes option pricing model used to value the options granted for fiscal year 2010, 2009, and 2008 were as follows:

	Employee Stock Option Granted
	For Year Ended
	2010 (4)	2009	2008
Weighted-average fair value per share	$—	$0.82	$1.03
Risk -free interest rate (1)	—	1.98%-2.40%	1.35%-3.28%
Expected volatility of stock (2)	—	59.16%-61.20%	55.54%-58.85%
Dividend yield	—	None	None
Expected option life (in years) (3)	—	3.9-5.8	5.0-5.1

	Outside Director Stock Option Granted
	For Year Ended
	2010	2009	2008
Weighted-average fair value per share	$1.12	$1.97	$1.79
Risk -free interest rate (1)	2.52%	3.69%	4.04%
Expected volatility of stock (2)	60.69%	63.37%	66.53%
Dividend yield	None	None	None
Expected option life (in years) (3)	10.0	10.0	10.0

(1)	The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date over the expected term of the option.

(2)	The expected volatility is based on historical volatility from our traded Common Stock over the expected term of the option.

(3)	The expected option life is based on historical exercises and post-vesting data.

(4)	No employee option grants were made in 2010.

As of December 31, 2010, we had 2,004,525 employee stock options outstanding, of which 1,652,692 are vested.  The weighted average exercise price of the 1,652,692 outstanding and fully vested employee stock option is $2.02 with a remaining weighted contractual life of 2.19 years.  The fair value of the employee options which vested in 2010, 2009, and 2008 totaled approximately $383,000, $607,000, and $270,000, respectively.  Additionally, we had 751,000 outstanding director stock options, of which 679,000 are vested. The weighted average exercise price of the 679,000 outstanding and fully vested director stock option is $2.31 with a weighted remaining contractual life of 5.10 years.  The fair value of the director options which vested in 2010, 2009, and 2008 totaled $166,000, $150,000, and $234,000, respectively.

The following table summarizes stock-based compensation recognized for the fiscal year 2010, 2009, and 2008.

	Year Ended
	2010	2009	2008
Employee Stock Options	$276,000	$544,000	$368,000
Director Stock Options	67,000	169,000	163,000
Total	$343,000	$713,000	$531,000

The stock-based compensation expense for 2009 included approximately $144,000 in connection with the extension of 270,000 fully vested Non-qualified Stock Options ("NQSOs") to Mr. Larry McNamara for six months.  Mr. McNamara resigned as Vice President and Chief Operating Officer of our Company effective September 1, 2009, and as an employee effective September 30, 2009.  The amendment and extension of the NQSOs held by Mr. McNamara became effective as of October 1, 2009, and was approved by our Compensation and Stock Option Committee and our Board.  The exercise price of the NQSOs extended range from $1.25 to $2.19 per share.  We valued the NQSOs extended to Mr. McNamara using the Black-Scholes valuation model which resulted in stock-based compensation expense of $144,000.

We recognized stock-based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant.  ASC 718 requires that stock-based compensation expense be based on options that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We have generally estimated forfeiture rate based on historical trends of actual forfeiture. When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.  As of December 31, 2010, we have approximately $243,000 of total unrecognized compensation cost related to unvested options, of which $240,000 is expected to be recognized in 2011, with the remaining $3,000 in 2012.

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

Effective December 12, 1993, we adopted the 1992 Outside Directors Stock Option Plan, pursuant to which options to purchase an aggregate of 100,000 shares of Common Stock had been authorized.  This plan provides for the grant of options to purchase up to 5,000 shares of Common Stock for each of our outside directors upon initial election and each re-election.  The plan also provides for the grant of additional options to purchase up to 10,000 shares of Common Stock on the foregoing terms to each outside director upon initial election to the Board.  The options have an exercise price equal to the closing trading price on the date of grant.  As amended and approved at the December 1996 Annual Meeting, the plan provided that each eligible director shall receive, at such eligible director's option, either 65% or 100% of the fee payable to such director for services rendered to us as a member of the Board in Common Stock.  The number of shares of our Common Stock issuable to the eligible director shall be determined by valuing our Common Stock at 75% of its fair market value as defined by the Outside Directors Plan.  As amended and approved at the May 1998 Annual Meeting, the Plan authorized 500,000 shares to be issued under the Plan. On December 12, 2003, the plan expired.  No new options will be issued under this plan, but the options issued under the Plan prior to the expiration date will remain in effect until their respective maturity dates.

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

On April 28, 2010, we adopted the 2010 Stock Option Plan (the "2010 Plan"), which was approved by our stockholders at the Company's Annual Meeting of Stockholders on September 29, 2010. The 2010 Plan authorizes an aggregate grant of 1,000,000 non-qualified and incentive stock options to officers and employees (including an employee who is a member of the Board of Directors) of the Company for the purchase of up to 1,000,000 shares of the Company's Common Stock.  The term of each stock option granted will be fixed by the Compensation Committee, but no stock option will be exercisable more than ten years after the grant date, or in the case of an incentive stock option granted to a 10% stockholder, five years after the grant date.  The exercise price of any incentive stock option granted under the 2010 Option Plan to an individual who is not a 10% stockholder at the time of the grant will not be less than the fair market value of the shares at the time of the grant, and the exercise price of any incentive stock option granted to a 10% stockholder shall not be less than 110% of the fair market value at the time of grant.  The exercise price of any non-qualified stock options granted under the 2010 Stock Plan will not be less than the fair market value of the shares at the time of grant.

We follow FASB ASC 718, "Compensation – Stock Compensation" ("ASC 718") to account for employee and director stock options. ASC 718 establishes accounting standards for entity exchanges of equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  See "Note 3 – Stock-Based Compensation" for further discussion on ASC 718.

During 2010, we issued an aggregate of 350,000 shares of our Common Stock upon exercise of 350,000 employee stock options, at exercise prices ranging from $1.25 to $2.19.  An employee used 38,210 shares of personally held Company Common Stock as payment for the exercise of 70,000 options to purchase 70,000 shares of the Company's Common Stock at $1.25 per share, as permitted under the 1993 Non-Qualified Stock Option Plan. The 38,210 shares are held as treasury stock. The cost of the 38,210 shares was determined to be approximately $88,000 in accordance with the Plan. Total proceeds received during 2010 for option exercises was approximately $509,000.  During 2009, we issued an aggregate of 357,822 shares of our Common Stock upon exercise of 347,822 employee stock options, at exercise prices ranging from $1.25 to $1.86 and 10,000 outside director options, at an exercise price of $1.25.  Total proceeds received during 2009 for option exercises totaled approximately $631,000.  During 2008, we issued 111,179 shares of our Common Stock upon exercise of 106,179 employee stock options, at exercise prices ranging from $1.25 to $1.86 and 5,000 outside director stock options, at an exercise price of $1.75. Total proceeds received during 2008 for option exercises totaled approximately $184,000.

We issued a total of 127,276, 136,522, and 118,865 shares of our Common Stock in 2010, 2009, and 2008, respectively, under our 2003 Outside Directors Stock Plan to our outside directors as compensation for serving on our Board of Directors.  During 2010, we paid each of our outside directors $2,167 monthly in fees for serving as a member of our Board of Directors. The Audit Committee Chairman receives an additional monthly fee of $1,833 due to the position's additional responsibility.  In addition, each board member is paid $1,000 for each board meeting attended as well as $500 for each telephonic conference call.  As a member of the Board of Directors, each director elects to receive either 65% or 100% of the director's fee in shares of our Common Stock based on 75% of the fair market value of our Common Stock determined on the business day immediately preceding the date that the quarterly fee is due.  The balance of each director's fee, if any, is payable in cash.

Summary of the status of options under the plans as of December 31, 2010, 2009, and 2008 and changes during the years ending on those dates is presented below:
	2010			2009			2008
	Shares	Weighted Average Exercise Price	Intrinsic Value (a)	Shares	Weighted Average Exercise Price	Intrinsic Value (a)	Shares	Weighted Average Exercise Price	Intrinsic Value (a)
Performance Equity Plan:
Balance at beginning of year	—	$—		—	$—		9,000	$1.25
Exercised	—	—	$—	—	-	$—	(4,000)	1.25	$5,300
Forfeited	—	—		—	-		(5,000)	1.25
Balance at end of year	—	—	$—	—	-	$—	—	—	$—
Options exercisable at year end	—	—	$—	—	-	$—	—	—	$—
Non-qualified Stock Option Plan:
Balance at beginning of year	991,359	$1.89		1,084,848	$1.86		1,174,859	$1.85
Granted	—	—		-	-		—	—
Exercised	(350,000)	1.70	$227,000	(89,489)	1.54	$68,526	(60,511)	1.54	$60,352
Forfeited	(11,000)	1.45		(4,000)	1.97		(29,500)	1.91
Balance at end of year	630,359	2.00	$—	991,359	1.89	$374,939	1,084,848	1.86	$—
Options exercisable at year end	630,359	2.00	$—	991,359	1.89	$374,939	1,084,848	1.86	$—
1992 Outside Directors Stock Plan:
Balance at beginning of year	100,000	$2.38		135,000	$2.08		150,000	$2.04
Granted	—	—		—	—		—	—
Exercised	—	—	$—	(10,000)	1.25	$10,300	(5,000)	1.75	$3,450
Forfeited	(15,000)	1.69		(25,000)	1.25		(10,000)	1.75
Balance at end of year	85,000	2.50	$—	100,000	2.38	$12,488	135,000	2.08	$468
Options exercisable at year end	85,000	2.50	$—	100,000	2.38	$12,488	135,000	2.08	$468
2003 Outside Directors Stock Plan:
Balance at beginning of year	594,000	$2.27		510,000	$2.21		426,000	$2.18
Granted	72,000	1.68		84,000	2.67		84,000	2.34
Balance at end of year	666,000	2.21	$—	594,000	2.27	$108,000	510,000	2.21	$—
Options exercisable at year end	594,000	2.27	$—	510,000	2.21	$108,000	426,000	2.18	$—
2004 Stock Option Plan:
Balance at beginning of year	1,424,166	$2.05		1,687,499	$2.08		830,167	$1.84
Granted	-	-		170,000	1.57		1,083,000	1.93
Exercised	-	-	$—	(258,333)	1.86	$152,750	(41,668)	1.85	$26,000
Forfeited	(50,000)	2.26		(175,000)	2.16		(184,000)	2.05
Balance at end of year	1,374,166	2.04	$30,900	1,424,166	2.05	$324,153	1,687,499	2.08	$—
Options exercisable at year end	1,022,333	2.04	$14,100	718,833	1.99	$202,353	467,999	1.83	$—
2010 Stock Option Plan:(b)
Balance at beginning of year	—	$—		—	$—		—	$—
Balance at end of year	—	—	$—	—	—	$—	—	—	$—
Options exercisable at year end	—	—	$—	—	—	$—	—	—	$—

(a)	Represents the difference between the market price at the date of exercise or the end of the year, as applicable, and the exercise price.

(b)
Plan was approved in September 2010 which authorizes grants of up to an aggregate of 1,000,000 non-qualified and incentive stock options.  No options were granted under the Plan as of December 31, 2010.

The summary of the Company's total Plans as of December 31, 2010, and changes during the period then ended are presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding January 1, 2010	3,109,525	$2.05
Granted	72,000	1.68
Exercised	(350,000)	1.70		$227,000
Forfeited	(76,000)	2.04
Options outstanding end of Period (1)	2,755,525	2.09	3.3	$30,900
Options exercisable at December 31, 2010 (1)	2,331,692	$2.11	3.0	$14,100
Options vested and expected to vest at December 31, 2010	2,739,493	$2.09	3.3	$30,900

(1)	Options with exercise price ranging from $1.42 to $2.98

Warrants and Capital Stock Issuance for Debt
We have issued various Warrants pursuant to acquisitions, private placements, debt and debt conversion to facilitate certain financing arrangements.  The Warrants principally are for a term of two to five years and entitle the holder to purchase one share of Common Stock for each warrant at the stated exercise price.

As of December 31, 2010, we have two Warrants outstanding to purchase up to an aggregate 150,000 shares of the Company's Common Stock at $1.50 per share. The two Warrants were issued on May 8, 2009 as consideration of a $3,000,000 loan received by the Company from Mr. William N. Lampson and Mr. Diehl Rettig (collectively, "the Lender") .  The Warrants are exercisable six months from May 8, 2009 and expire on May 8, 2011.

As consideration of receiving this $3,000,000 from the Lender, we also issued, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and/or Rule 506 of Regulation D promulgated under the Act, an aggregate of 200,000 shares of the Company's Common Stock to the Lenders in 2009 (See Note 9 – "Long Term Debt – Promissory Note and Installment Agreement" for further information regarding the Common Stock and Warrant issuance and the accounting treatment of the Common Stock and Warrants).

Shares Reserved
At December 31, 2010, we have reserved approximately 2,905,525 shares of Common Stock for future issuance under all of the above option and warrant arrangements.

NOTE 5
PREFERRED STOCK ISSUANCE AND CONVERSION

Series B Preferred Stock
As partial consideration of the M&EC Acquisition in 2001, M&EC issued shares of its Series B Preferred Stock to stockholders of M&EC having a stated value of approximately $1,285,000. No other shares of M&EC's Series B Preferred Stock are outstanding.  The Series B Preferred Stock is non-voting and non-convertible, has a $1.00 liquidation preference per share and may be redeemed at the option of M&EC at any time after one year from the date of issuance for the per share price of $1.00.  Following the first 12 months after the original issuance of the Series B Preferred Stock, the holders of the Series B Preferred Stock will be entitled to receive, when, as, and if declared by the Board of Directors of M&EC out of legally available funds, dividends at the rate of 5% per year per share applied to the amount of $1.00 per share, which shall be fully cumulative.  We began accruing dividends for the Series B Preferred Stock in July 2002, and have accrued a total of approximately $547,000 since July 2002, of which $64,000 was accrued in each of the years ended December 31, 2003 to 2010.

NOTE 6
GOODWILL AND OTHER INTANGIBLE ASSETS
The following table is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2008, 2009, and 2010.  We recorded a total of $9,493,000 in goodwill as of June 30, 2008, within our Nuclear Segment related to the June 2007 acquisition of PFNWR as we finalized the allocation of the purchase price to the net assets acquired in this acquisition. In the fourth quarter of 2008, we determined that we had not appropriately recorded purchased unbilled receivables related to this acquisition.  Accordingly, we corrected goodwill with an increase of $497,000 to goodwill and a decrease to unbilled receivable of $497,000 in the fourth quarter of 2008.  In the fourth quarter of 2009, we also determined that we had not appropriately recorded a deferred tax liability on indefinite lived intangible assets in connection with our acquisition of PFNWR in June 2007.  Accordingly, we recorded an adjustment in the fourth quarter of 2009 to correct goodwill and deferred tax liability related to the PFNWR acquisition.  This correction increased goodwill and increased deferred tax liability by $298,000.  We did not amend our prior financial statements at the time that each adjustment was made as the correction was not considered material to the Consolidated Balance Sheet and had no impact on our Consolidated Statement of Operations, income per share, accumulated deficit or our cash flows.  In 2009 and 2010, we recorded $734,000 and $2,978,000, respectively, in goodwill in connection with an earn-out amount that we were required to pay in connection with the acquisition of our PFNWR facility in 2007 (See Note 13 – "Commitments and Contingencies – Earn-Out Amount – Perma-Fix Northwest, Inc. ("PFNW") and Perma-Fix Northwest Richland, Inc. ("PFNWR")" for information regarding this earn-out amount).

Goodwill (amounts in thousands)	Nuclear Segment	Engineering Segment	Total
Balance as of December 31, 2007	$7,716	$1,330	$9,046
Additional Goodwill Recorded as Result of PFNWR Acquisition	2,274	-	2,274
Balance as of December 31, 2008	$9,990	$1,330	$11,320
Additional Goodwill Recorded as Result of PFNWR Acquisition	298	-	298
Goodwill Recorded in connection with PFNWR Earn-Out	734	-	734
Balance as of December 31, 2009	$11,022	$1,330	$12,352
Goodwill Recorded in connection with PFNWR Earn-Out	2,978	-	2,978
Balance as of December 31, 2010	$14,000	$1,330	$15,330

The following table is a summary of changes in the carrying amount of permits for the years ended December 31, 2008, 2009, and 2010.   In the first quarter of 2010, we reclassified approximately $383,000 in costs from permit in process to permit at PFF.  These costs were incurred for the expansion of our operating permit at the facility.  The Company currently has only one definite-lived permit, which is at our DSSI facility. This permit of approximately $545,000 was capitalized in 2009 in connection with the authorization issued by the U.S. EPA to our DSSI facility to commercially store and dispose of radioactive PCBs. This permit is being amortized over a ten year period in accordance with its estimated useful life.  Our Engineering Segment has been excluded as it has no permits recorded.

Permit (amount in thousands)	Nuclear Segment
Balance as of December 31, 2007	16,442
Permits in progress	299
Balance as of December 31, 2008	$16,741
Permits capitalized in connection with PCB at DSSI	545
PCB permit amortized	(45)
Permits in progress	(352)
Balance as of December 31, 2009	$16,889
PCB permit amortized	(55)
Permit enhancement at PFF	384
Permits in progress	(355)
Balance as of December 31, 2010	$16,863

NOTE 7
CHANGES IN ESTIMATE – LEGACY WASTE ACCRUAL – PERMA-FIX NORTHWEST, INC. ("PFNW') AND PERMA-FIX NORTHWEST RICHLAND, INC ("PFNWR")
In acquiring PFNWR and PFNW in June 2007, the Company allocated the cost of the acquisition to the specific tangible and intangible assets acquired and liabilities assumed based upon their fair values at the date of acquisition.  Judgment and estimates were made to determine these values using the most readily available information at the time of acquisition.  In 2008, the Company finalized the cost of the acquisition to the assets acquired and liabilities assumed. Adjustments to assets acquired or liabilities assumed during the purchase allocation period, which is generally one year, were recorded to goodwill.

During the third quarter of 2009, as a result of a change in estimate related to accrued costs to dispose of legacy waste that were assumed as part of our acquisition of PFNWR and PFNW in June 2007, we reduced our disposal/transportation accrual by approximately $787,000 which was recorded as a reduction to our disposal/transportation expense in our cost of goods sold.  The change in estimate was necessary due to our accumulation of new information that had resulted in our identifying more efficient and cost effective ways to dispose of this legacy waste.

NOTE 8
DISCONTINUED OPERATIONS AND DIVESTITURES
Our discontinued operations consist of our PFFL, PFSG, and PFO facilities which met the held for sale criteria under ASC 360, "Property, Plant, and Equipment" on October 6, 2010, as previous discussed; therefore, certain assets and liabilities of these facilities have been reclassified as discontinued operations in the Consolidated Balance Sheet, and we have ceased depreciation of these facilities' long-lived assets classified as held for sale.  The results of operations and cash flows of these three operations have been reported in the Consolidated Financial Statements as discontinued operations for all periods presented.

Our discontinued operations also encompass our PFMD, PFD, and PFTS facilities within our Industrial Segment, which we completed the sale of substantially all of the assets of these three facilities on January, 8, 2008, March 14, 2008, and May 30, 2008, for the purchase price of $3,825,000, $2,143,000, and $1,503,000, respectively, pursuant to terms of each of the Asset Purchase Agreements. The cash consideration under each of the Asset Purchase Agreements was subject to certain working capital adjustments after the closing, plus the assumption by the buyer of certain liabilities/obligations. Our discontinued operations also include three previously shut down locations, PFP, PFMI, and PFM, which were approved as discontinued operations by our Board of Directors effective November 8, 2005, October 4, 2004, and March 12, 1998, respectively.

The following table summarizes the results of discontinued operations for the years ended December 31, 2010, 2009, and 2008. The gains on disposals of discontinued operations, net of taxes, for 2008, was the result of the divestiture of PFMD, PFTS, and PFD as mentioned above, and are reported separately on our Consolidated Statements of Operations as "Gain on disposal of discontinued operations, net of taxes".  The operating results of discontinued operations are included in our Consolidated Statements of Operations as part of our "Loss from discontinued operations, net of taxes".

	For The Year Ended December 31,
(Amounts in Thousands)	2010	2009	2008

Net revenues	$9,248	$8,283	$14,146
Interest expense	(84)	(103)	(142)
Operating (loss) income from discontinued operations	(839)	(76)	406
Income tax (benefit) expense	(176)	(11)	—
Gain on disposal of discontinued operations (1)	—	—	2,323
(Loss) income from discontinued operations	(663)	(65)	2,729

(1)	Net of taxes of $71,000 for year ended December 31, 2008.

Our loss from discontinued operations for the twelve months ended December 31, 2010, included an increase to our environmental reserve of $844,000 and $261,000 at our PFSG and PFD facility, respectively (see below "Environmental Liabilities" below for further details), and a $167,000 final settlement we received from a lawsuit that we filed against the buyer of PFTS, A Clean Environment, Inc. ("ACE"), regarding certain liabilities which we believed ACE assumed and agreed to pay under the Purchase Agreement but which ACE had refused to pay. Loss from discontinued operations in 2009 included an increase to environmental reserve of $281,000 at our PFSG facility due to reassessment of our remediation estimates.  It also included a recovery of approximately $400,000 in closure cost after the buyer of PFTS's asset obtained its own financial assurance bond.  Income from discontinued operations in 2008 included a   recovery of previous impairment charges for PFO of $507,000.

Assets related to discontinued operations total $7,433,000 and $6,352,000 as of December 31, 2010, and 2009, respectively, and liabilities related to discontinued operations total $5,747,000 and $4,840,000 as of December 31, 2010 and 2009, respectively.

The following table presents the Industrial Segment's major classes of assets and liabilities of discontinued operations that are classified as held for sale as of December 31, 2010 and 2009.  The held for sale assets and liabilities may differ at the closing of a sale transaction from the reported balances as of December 31, 2010:

(Amounts in Thousands)	December 31, 2010	December 31, 2009

Accounts receivable, net (1)	$1,760	$1,327
Inventories	131	111
Other assets	1,295	1,344
Property, plant and equipment, net (2)	4,209	3,460
Total assets held for sale	$7,395	$6,242
Account payable	$705	$506
Deferred revenue	—	—
Accrued expenses and other liabilities	1,170	998
Note payable	407	101
Environmental liabilities	1,500	810
Total liabilities held for sale	$3,782	$2,415

(1)	net of allowance for doubtful account of $97,000 and $70,000 as of December 31, 2010, and 2009, respectively.

(2)	net of accumulated depreciation of $755,000 and $580,000 as of December 31, 2010, and 2009, respectively.

The following table presents the Industrial Segment's major classes of assets and liabilities of discontinued operations that are not held for sale as of December 31, 2010 and 2009:

(Amounts in Thousands)	December 31, 2010	December 31, 2009

Other assets	$38	$110
Total assets of discontinued operations	$38	$110
Account payable	$—	$—
Deferred revenue	—	—
Accrued expenses and other liabilities	1,209	1,508
Note payable	—	—
Environmental liabilities	756	917
Total liabilities of discontinued operations	$1,965	$2,425

Environmental Liabilities
We have four remediation projects currently in progress at four of our discontinued operations, PFD, PFM, PFSG, and PFMI. These remediation projects principally entail the removal/remediation of contaminated soil and, in some cases, the remediation of surrounding ground water.  All of the remedial clean-up projects in question were an issue for that facility for years prior to our acquisition of the facility and were recognized pursuant to a business combination and recorded as part of the purchase price allocation to assets acquired and liabilities assumed. Three of the facilities, (PFD, PFM, and PFSG) are RCRA permitted facilities, and as a result, the remediation activities are closely reviewed and monitored by the applicable state regulators.  We recognized our best estimate of such environmental liabilities upon the acquisition of our facilities, as part of the acquisition cost.

At December 31, 2010, we had total accrued environmental remediation liabilities of $2,256,000 of which $615,000 is recorded as a current liability, which reflects an increase of $529,000 from the December 31, 2009, balance of $1,727,000.  The net increase represents an increase in reserve of approximately $844,000 at PFSG due to change in scope of the remediation requirements mandated by the Georgia Environmental Protection Division ("GEPD"), an increase in reserve of $261,000 at PFD due to reassessment of our remediation estimates, reduced by payment of approximately $576,000 on remediation projects. The December 31, 2010, current and long-term accrued environmental balance is recorded as follows (in thousands):

	Current Accrual	Long-term Accrual	Total
PFD	$289	$159	$448
PFM	171	110	281
PFSG	128	1,372	1,500
PFMI	27	—	27
Total Liability	$615	$1,641	$2,256

PFD
In June 1994, we acquired PFD, which we divested in March 2008.  Prior to our acquisition of PFD in 1994, the former owners of PFD had merged Environmental Processing Services, Inc. ("EPS") with PFD. In acquiring PFD in 1994, we were indemnified by the seller for costs associated with remediating the property leased by EPS ("Leased Property"). Such remediation involves soil and/or groundwater restoration. The Leased Property used by EPS to operate its facility was separate and apart from the property on which PFD's facility was located.  Upon the sale of PFD in March 2008 by Perma-Fix, we retained the environmental liability of PFD as it related only to the remediation of the EPS site.  We have pursued remedial activities for this Leased Property since we acquired PFD and after evaluating various technologies, are seeking approval from appropriate governmental authority for the final remedial process. In 2010, a Revised Closure Plan was submitted to Ohio Environmental Protection Agency.  In response to comments, the Plan is currently under final revision and will be submitted in 2011.  Final remediation is also expected to begin in 2011. During the fourth quarter of 2010, we increased our remediation reserve by $261,000 due to reassessment of our estimate.  We incurred remedial expenditures of $162,000 in 2010. We have $448,000 accrued for the closure as of December 31, 2010, and we anticipate spending $289,000 in 2011 with the remainder over the next six years.

PFM
In acquiring PFM in 1993, we assumed certain liabilities relative to the removal of contaminated soil and to undergo groundwater remediation at the facility. Prior to our ownership of PFM, the owners installed monitoring and treatment equipment to restore the groundwater to acceptable standards in accordance with federal, state and local authorities. The groundwater remediation at this facility has been ongoing since approximately 1990.  With approval of a remediation approach in 2006, PFM began final remediation of this facility in 2007.  In 2008, we completed all soil remediation with the exception of that associated with the groundwater remediation.  In 2010, we incurred remediation expenditure of $158,000. As of December 31, 2010, we have $281,000 accrued for the closure, which we anticipate spending over the next five years.

PFSG
During 1999, we recognized an environmental accrual of $2,199,000, in conjunction with the acquisition of PFSG.  This amount represented our estimate of the long- term costs to remove contaminated soil and to undergo groundwater remediation activities at the PFSG acquired facility in Valdosta, Georgia.  PFSG have over the past five years, completed the initial valuation, and selected the remedial process to be utilized.  Approval to proceed with final remediation has not yet been received from the appropriate agency.  Remedial activities began in 2003.  In 2010, we incurred remedial expenditures of approximately $155,000.  In addition, we also increased our reserve in the second quarter of 2010 by approximately $844,000 due to a change in the scope of the remediation requirements mandated by the Georgia Environmental Protection Division ("GEPD"). GEPD is reviewing the most recent Corrective Action Plan submitted in August 2010 and includes GEPD's latest remediation requirements.  We have $1,500,000 accrued for the closure, as of December 31, 2010, and we anticipate spending $128,000 in 2011 with the remainder over the next eight years.

PFMI
As a result of the discontinued operations at the PFMI facility in 2004, we were required to complete certain closure and remediation activities pursuant to our RCRA permit, which were completed in January 2006.  In September 2006, PFMI signed a Corrective Action Consent Order with the State of Michigan, requiring performance of studies and development and execution of plans related to the potential clean-up of soils in portions of the property. The level and cost of the clean-up and remediation are determined by state mandated requirements. During 2006, based on state-mandated criteria, we began implementing the modified methodology to remediate the facility.  In 2010, as required under the Consent Order, a closure plan was submitted, which is currently under revision to reflect comments from the regulators, and will be resubmitted in 2011.  It is anticipated that closure activities, with the exception of post-closure monitoring, will be completed in 2011.  In 2010, we incurred remediation expenditure of $101,000. We have $27,000 accrued for the closure, as of December 31, 2010, which we anticipate spending in 2011.

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

NOTE 9
LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2010 and 2009:

(Amounts in Thousands)	December 31, 2010	December 31, 2009
Revolving Credit facility dated December 22, 2000, borrowings based upon eligible accounts receivable, subject to monthly borrowing base calculation, variable interest paid monthly at option of prime rate (3.25% at December 31, 2010) plus 2.0% or minimum floor base London InterBank Offer Rate ("LIBOR") of 1.0% plus 3.0%, balance due in July 2012. Effective interest rate for 2010 and 2009 was 4.4% and 5.5%, respectively.(1) (2) (3)	$2,019	$2,659
Term Loan dated December 22, 2000, payable in equal monthly installments of principal of $83, balance due in July 2012, variable interest paid monthly at option of prime rate plus 2.5% or minimum floor base LIBOR of 1.0% plus 3.5%. Effective interest rate for 2010 and 2009 was 4.7% and 5.5%, respectively.(1) (2) (3)	4,667	5,667
Installment Agreement in the Agreement and Plan of Merger with Nuvotec and PEcoS, dated April 27, 2007, payable in three equal yearly installments of principal of $833 beginning June, 2009. Interest accrues at annual rate of 8.25% on outstanding principal balance. Final principal and remaining accrued interest payment due on June 30, 2011.	833	1,667
Promissory Note dated May 8, 2009, payable in monthly installments of principal of $87 starting June 8, 2009, balance due May 8, 2011, variable interest paid monthly at LIBOR plus 4.5%, with LIBOR at least 1.5%.(4)	1,222	1,938
Promissory Note dated September 28, 2010, payable in 36 monthly equal installments of $40, which includes interest and principal, beginning October 15, 2010, interest accrues at annual rate of 6.0% (5)	1,218	-
Various capital lease and promissory note obligations, payable 2011 to 2015, interest at rates ranging from 5.0% to 9.1%.	697	450
	10,656	12,381
Less current portion of long-term debt	3,612	3,012
Less long-term debt related to assets held for sale	407	101
	$6,637	$9,268

(1) Our Revolving Credit is collateralized by our accounts receivable and our Term Loan is collateralized by our property, plant, and equipment.

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

(4)  Net of debt discount of ($117,000) and ($450,000) for December 31, 2010, and 2009, respectively. See "Promissory Note and Installment Agreement" below for additional information.

(5)  Uncollateralized note.

Revolving Credit and Term Loan Agreement
On December 22, 2000, we entered into a Revolving Credit, Term Loan and Security Agreement ("Agreement") with PNC Bank, National Association, a national banking association ("PNC") acting as agent ("Agent") for lenders, and as issuing bank.  The Agreement initially provided for a term loan ("Term Loan") in the amount of $7,000,000, which requires principal repayments based upon a seven-year amortization, payable over five years, with monthly installments of $83,000 and the remaining unpaid principal balance due on December 22, 2005.  The Agreement also provided for a revolving line of credit ("Revolving Credit") with a maximum principal amount outstanding at any one time of $18,000,000, as amended.  The Revolving Credit advances are subject to limitations of an amount up to the sum of (a) up to 85% of Commercial Receivables aged 90 days or less from invoice date, (b) up to 85% of Commercial Broker Receivables aged up to 120 days from invoice date, (c) up to 85% of acceptable Government Agency Receivables aged up to 150 days from invoice date, and (d) up to 50% of acceptable unbilled amounts aged up to 60 days, less (e) reserves the Agent reasonably deems proper and necessary.  Our revolving credit and term loan are collateralized by substantially all of the assets of the Company, excluding the assets of PFNWR. As of December 31, 2010, the excess availability under our revolving credit was $9,747,000 based on our eligible receivables.

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

On March 5, 2009, we entered into another amendment to the Agreement with PNC.  This amendment increased our borrowing availability by approximately an additional $2,200,000.  In addition, pursuant to the Amendment, monthly interest due on our Revolving Credit was amended from prime plus 1/2% to prime plus 2.0% and monthly interest due on our Term Loan was amended from prime plus 1.0% to prime plus 2.5%.  The Company also has the option to pay monthly interest due on the Revolving Credit by using LIBOR, with the minimum floor base LIBOR rate of 2.5%, plus 3.0% and to pay monthly interest due on the Term Loan using the minimum floor base LIBOR of 2.5%, plus 3.5%.  In addition, the Amendment also allowed us to retain funds received from the sale of our PFO property which was completed in the fourth quarter of 2008.  All other terms and conditions to the credit facility remain principally unchanged.  As a condition of this Amendment, we paid PNC a fee of $25,000.  Funds made available under this Amendment were used to secure the additional financial assurance coverage needed by our DSSI subsidiary to operate under an authorization issued by the EPA on November 26, 2008 to treat and dispose of PCBs.

Additionally, on January 25, 2010, we entered into another Amendment with PNC Bank, which amends the interest rate to be paid under the LIBOR option.  Under this Amendment, we and PNC agreed to lower the floor on the LIBOR interest rate option by 150 basis points to 1.0% from 2.5%, allowing for minimum interest rate floor under the LIBOR option on the outstanding balances of our Term Loan and Revolving Credit of 4.5% and 4.0%, respectively.  The prime rate option of prime plus 2.5% and 2.0% in connection with our Term Loan and Revolving Credit, respectively, was not changed under the Amendment.  All other terms of the Loan Agreement, as amended prior to the Amendment, remain principally unchanged.

Promissory Notes and Installment Agreements
On May 8, 2009, the Company entered into a promissory note with William N. Lampson and Diehl Rettig (collectively, the "Lenders") for $3,000,000. The Lenders were formerly shareholders of PFNW prior to our acquisition of PFNW and PFNWR and are also stockholders of the Company having received shares of our Common Stock in connection with our acquisition of PFNW and PFNWR.  We used the proceeds of the loan primarily to pay off a promissory note entered into by our M&EC subsidiary with PDC in June 2001, with the remaining funds used for working capital purposes. The promissory note provides for monthly principal repayment of approximately $87,000 plus accrued interest, starting June 8, 2009, and on the 8th day of each month thereafter, with interest payable at LIBOR plus 4.5%, with LIBOR at least 1.5%. Any unpaid principal balance along with accrued interest is due May 8, 2011. We paid approximately $22,000 in closing costs for the promissory note which is being amortized over the term of the note. The promissory note may be prepaid at anytime by the Company without penalty. As consideration of the Company receiving this loan, we issued a Warrant to Mr. Lampson and a Warrant to Mr. Diehl to purchase up to 135,000 and 15,000 shares, respectively, of the Company's Common Stock at an exercise price of $1.50 per share. The Warrants are exercisable six months from May 8, 2009 and expire on May 8, 2011.  We also issued an aggregate of 200,000 shares of the Company's Common Stock, with Mr. Lampson receiving 180,000 shares and Mr. Rettig receiving 20,000 shares of the Company's Common Stock.  We estimated the fair value of the Common Stock and Warrants on the date of issuance to be approximately $476,000 and $190,000, respectively.  The fair value of the Common Stock and Warrants was recorded as a debt discount and is being amortized over the term of the loan as interest expense – financing fees.  Debt discount amortized as of December 31, 2010 totaled approximately $549,000. Mr. Rettig is now deceased; accordingly, the remaining portion of the note payable to Mr. Rettig and the Warrants and Stock issued to him is now payable to and held by his personal representative or estate.

The promissory note also includes an embedded Put Option ("Put") that can be exercised upon default, whereby the lender has the option to receive a cash payment equal to the amount of the unpaid principal balance plus all accrued and unpaid interest, or the number of whole shares of our Common Stock equal to the outstanding principal balance.  The maximum number of payoff shares is restricted to less than 19.9% of the outstanding equity. We concluded that the Put should have been bifurcated at inception; however, the Put Option had and continues to have nominal value as of December 31, 2010.  We will continue to monitor the fair value of the Put on a regular basis.

In conjunction with our acquisition of PFNWR, we agreed to pay shareholders of Nuvotec that qualified as accredited investors, pursuant to Rule 501 of Regulation D promulgated under the Securities Act of 1933, including Robert Ferguson, who resigned as a member of our Board of Director effective February 27, 2010, $2,500,000, with principal payable in equal installment of $833,333 on June 30, 2009, June 30, 2010, and June 30, 2011.  Interest is accrued on the outstanding principal balance at 8.25% starting in June 2007 and is payable on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011.  In June 2009, we paid the first principal installment of $833,333, along with accrued interest.  Interest paid as of December 31, 2010 totaled $560,000, which represents interest from June 2007 to June 2010. See Note 13 - "Commitments and Contingencies - Earn-Out Amount – Perma-Fix Northwest, Inc. ("PFNW") and Perma-Fix Northwest Richland, Inc. ("PFNWR") and Note 15 – "Related Party Transactions" in this section for information regarding Mr. Robert Ferguson.

On September 28, 2010, the Company entered into a promissory note in the principal amount of $1,322,000, with the former shareholders of Nuvotec (n/k/a "PFNW") in connection with an earn-out amount that we are required to pay upon meeting certain conditions for each earn-out measurement year ending June 30, 2008 to June 30, 2011, as result of our acquisition of PFNW and PFNWR.  Interest is accrued at an annual interest rate of 6%. The promissory note provides for 36 equal monthly payments of approximately $40,000, consisting of interest and principal, starting October 15, 2010.  The promissory note may be prepaid at any time without penalty. See further details of the earn-out amount in Note 13 - "Commitments and Contingencies - Earn-Out Amount – Perma-Fix Northwest, Inc. ("PFNW") and Perma-Fix Northwest Richland, Inc. ("PFNWR")".

The aggregate approximate amount of the maturities of long-term debt maturing in future years as of December 31, 2010 for our continuing operations, are $3,729,000 in 2011; $6,194,000 in 2012; 406,000 in 2013; and $37,000 in 2014.  The total aggregate amount above excludes total debt discount of approximately $117,000 for the two Warrants and the 200,000 shares of the Company Stock issued in connection with the $3,000,000 loan between the Company and Mr. William Lampson and Mr. Diehl Rettig as discussed above.  Debt related to assets held for sale totals $407,000 at December 31, 2010, and is due as follows:  $112,000 in 2011, $106,000 in 2012, $87,000 in 2013, $83,000 in 2014, and $19,000 in 2015.

Capital Leases
The following table lists future maturities of the capital leases as of December 31, 2010 of our continuing operations (in thousands):

Captial Leases
Year ending December 31:
2011	$136
2012	63
2013	53
2014	37
2015	―
Total Minimum Lease Payments	289
Less amount representing interest (effective interest rate of 6.76%)	(25)
Less estimated executory costs	―
Net minimum lease payments	264
Less current installments of obligations under capital leases	136
Obligations under capital leases excluding current installments	$128

As of December 31, 2010, total debt related to assets held for sale noted above were all capital leases and is due as noted above.

NOTE 10
ACCRUED EXPENSES

Accrued expenses at December 31 include the following (in thousands):

	2010	2009
Salaries and employee benefits	$3,615	$3,513
Accrued sales, property and other tax	350	460
Interest payable	79	132
Insurance payable	1,016	1,351
Other	936	459
Total accrued expenses	$5,996	$5,915

NOTE 11
ACCRUED CLOSURE COSTS

We accrue for the estimated closure costs as determined pursuant to Resource Conservation and Recovery Act ("RCRA") guidelines for all fixed-based regulated operating and discontinued facilities, even though we do not intend to or have present plans to close any of our existing facilities.  The permits and/or licenses define the waste, which may be received at the facility in question, and the treatment or process used to handle and/or store the waste.  In addition, the permits and/or licenses specify, in detail, the process and steps that a hazardous waste or mixed waste facility must follow should the facility be closed or cease operating as a hazardous waste or mixed waste facility. Closure procedures and cost calculations in connection with closure of a facility are based on guidelines developed by the federal and/or state regulatory authorities under RCRA and the other appropriate statutes or regulations promulgated pursuant to the statutes.  The closure procedures are very specific to the waste accepted and processes used at each facility.  We recognize the closure cost as a liability on the balance sheet. Since all our facilities are acquired facilities, the closure cost for each facility was recognized pursuant to a business combination and recorded as part of the purchase price allocation of fair value to identifiable assets acquired and liabilities assumed. The closure calculation is increased annually for inflation based on RCRA guidelines, and for any approved changes or expansions to the facility, which may result in either an increase or decrease in the approved closure amount.  If there is a change to the closure estimate, we record this change in the liability and asset, with the asset depreciated in accordance with our depreciation policy.  Annual inflation factor increases are expensed during the current year.  In 2008 to 2010, we increased our asset retirement obligations for various facilities as follows due to changes in estimates of the costs to close these facilities based on federal/state regulatory guidelines:  $726,000 and $373,000 for DSSI and PFNWR, respectively in 2008; $1,980,000 for DSSI (due to authorization for PCB storage and treatment) and $158,000 for PFSG in 2009; and $499,000 in the fourth quarter of 2010 for PFNWR.

During 2010, the accrued long-term closure cost increased by $660,000 to a total of $12,362,000 as compared to the 2009 total of $11,703,000 for our continuing operations.  This increase was principally a result of normal inflation factor increases as well as the change in estimate to close our PFNWR facility as discussed above.  During 2010, long-term accrued closure cost for our discontinued operations increased by $8,000 to a total of $605,000, as compared to the 2009 total of $597,000.  The increase was principally from normal inflation factor increases.

NOTE 12
INCOME TAXES

The components of current and deferred federal and state income tax for continuing operations for the years ended December 31, consisted of the following (in thousands):

	2010	2009	2008
Federal income tax expense - current	$112	$168	$—
Federal income tax expense (benefit) - deferred	1,717	(2,330)	—
State income tax (benefit) expense - current	(85)	336	11
State income tax expense (benefit) - deferred	102	(160)	—
Total income tax expense (benefit)	$1,846	$(1,986)	$11

We had temporary differences and net operating loss carry forwards from both our continuing and discontinued operations, which gave rise to deferred tax assets and liabilities at December 31, as follows (in thousands):

Deferred tax assets:	2010	2009
Net operating losses	$4,954	$6,617
Environmental and closure reserves	4,233	3,932
Impairment of assets	7,679	7,627
Other	2,560	2,284
Deferred tax liabilities:
Depreciation and amortization	(8,004)	(7,929)
	11,422	12,531
Valuation allowance	(10,868)	(10,339)
Net deferred income tax asset	$554	$2,192

An overall reconciliation between the expected tax benefit using the federal statutory rate of 34% and the provision for income taxes from continuing operations as reported in the accompanying consolidated statement of operations is provided below.

	2010	2009	2008
Tax expense at statutory rate	$1,740	$2,618	$(275)
State tax (benefit) expense, net of federal benefit	(56)	222	7
Previously unrecorded state tax benefit	(112)	(1,497)	(477)
Permanent items	61	175	(314)
Other	(92)	57	21
Increase (decrease) in valuation allowance	305	(3,561)	1,049
Income tax expense (benefit)	$1,846	$(1,986)	$11

The provision for income taxes is determined in accordance with ASC 740, "Income Taxes".  Deferred income tax assets and liabilities are recognized for future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company regularly assesses the likelihood that the deferred tax asset will be recovered from future taxable income. The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred income taxes to an amount that is more likely than not to be realized.  For the year ended December 31, 2008, the Company maintained a full valuation allowance against net deferred income tax assets because insufficient evidence existed to support the realization of any future income tax benefits.  In 2010 and 2009, based on facts and circumstances, we determined that it was more likely than not that approximately $554,000 and $2,192,000, respectively, of deferred income tax assets will be realized based, primarily, on profitable historic results and projections of future taxable income.

Our valuation allowance increased (decreased) by approximately $305,000, ($3,561,000), and $1,049,000 for the years ended December 31, 2010, 2009, and 2008, respectively.  Included in deferred income tax assets as of December 31, 2009 is a future deductible income tax benefit associated with the impairment of assets for financial reporting purposes in the amount of $7,679,000.  Of this amount, approximately $7,175,000 was recorded in conjunction with our acquisition of DSSI in August 2000 and approximately $504,000 was in conjunction with impairment of assets at PFSG in 2007.  For income tax reporting purposes, the future income tax benefit of these impairment charges will be recorded when the underlying assets are actually disposed.

We have estimated net operating loss carryforwards (NOLs) for federal and state income tax purposes of approximately $9,569,000 and $25,795,000, respectively, as of December 31, 2010.  These net operating losses can be carried forward and applied against future taxable income, if any, and expire in various amounts through 2021.  However, as a result of various stock offerings and certain acquisitions, the use of these NOLs will be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  As of December 31, 2010, we have approximately $2,567,000 of net operating loss carryforwards currently available to offset future taxable income after Section 382 limitations are considered.  Additionally, NOLs may be further limited under the provisions of Treasury Regulation 1.1502-21 regarding Separate Return Limitation Years.

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

Earn-Out Amount – Perma-Fix Northwest, Inc. ("PFNW") and Perma-Fix Northwest Richland, Inc. ("PFNWR")
In connection with the acquisition of PFNW and PFNWR in June 2007, we are required to pay to those former shareholders of Nuvotec (n/k/a "PFNW") immediately prior to our acquisition, which includes Robert L. Ferguson, who resigned as a member of our Board of Directors effective February 27, 2010, an earn-out amount upon meeting certain conditions for each measurement year ending June 30, 2008, to June 30, 2011, with the aggregate of the full earn-out amount not to exceed $4,552,000, pursuant to the Merger Agreement, as amended ("Agreement") (See "Related Party Transaction" in this section for information regarding Mr. Ferguson).  Under the Agreement, the earn-out amount to be paid for any particular measurement year is to be an amount equal to 10% of the amount that the revenues for our nuclear business (as defined) for such measurement year exceeds the budgeted amount of revenues for our nuclear business for that particular period.  No earn-out was required to be paid for measurement year 2008, and we paid $734,000 in earn out for measurement year 2009 in the third quarter of 2009. We were required to pay $2,978,000 in earn-out prior to the Offset Amounts as discussed below for measurement year ending June 30, 2010.  Pursuant to the Agreement, any indemnification obligations payable to the Company by the former shareholders of Nuvotec will be deducted ("Offset Amount") from any earn-out amounts payable by the Company for the measurement year ending June 30, 2010, and June 30, 2011.  Pursuant to the Agreement, the aggregate amount of any Offset Amount may total up to $1,000,000, except an Offset Amount is unlimited as to indemnification relating to liabilities for taxes, misrepresentation or inaccuracies with respect to the capitalization of Nuvotec or PEcoS or for willful or reckless misrepresentation of any representation, warranty or covenant. For the $2,978,000 in earn-out for measurement year ended June 30, 2010 (which was recorded to goodwill for PFNWR), we identified an Offset Amount of approximately $93,000 relating to an excise tax issue and a refund request from a PEcoS customer in connection with services for waste treatment prior to our acquisition of PFNWR and PFNW. We also identified an anticipated Offset Amount of $563,000 in connection with the receipt of nonconforming waste at the PFNWR facility prior to our acquisition of PFNWR and PFNW.  We are currently involved in litigation with the party that delivered the nonconforming waste to the facility prior to our acquisition of PFNWR and PFNW. After the total Offset Amount of $93,000 and the anticipated Offset Amount of $563,000, we were required to pay $2,322,000 in earn-out amount for measurement year ended June 30, 2010.  In September 2010, we paid $1,000,000 of the $2,322,000 in earn-out amount, with the remaining $1,322,000 payable in a promissory note at an annual interest rate of 6.0%, as permitted under the Agreement, as amended. The promissory note provides for thirty six equal monthly payments of approximately $40,000, consisting of interest and principal, starting October 15, 2010.  The promissory note may be prepaid at any time without penalty.

Pension Liability
We had a pension withdrawal liability of $748,000 at December 31, 2010, based upon a withdrawal letter received from Central States Teamsters Pension Fund ("CST"), resulting from the termination of the union employees at PFMI and a subsequent actuarial study performed. In August 2005, we received a demand letter from CST, amending the liability to $1,629,000, and provided for the payment of $22,000 per month, including interest at 8% per annum, over an eight year period.

Insurance
In June 2003, we entered into a 25-year finite risk insurance policy with Chartis, a subsidiary of American International Group, Inc. ("AIG").  Prior to obtaining or renewing operating permits, we are required to provide financial assurance that guarantees to the states that in the event of closure, our permitted facilities will be closed in accordance with the regulations. The policy provided an initial maximum $35,000,000 of financial assurance coverage and has available capacity to allow for annual inflation and other performance and surety bond requirements. Our initial finite risk insurance policy required an upfront payment of $4,000,000, of which $2,766,000 represented the full premium for the 25-year term of the policy, and the remaining $1,234,000, was deposited in a sinking fund account representing a restricted cash account.  We are required to make seven annual installments, as amended, of $1,004,000, of which $991,000 is to be deposited in the sinking fund account, with the remaining $13,000 represents a terrorism premium. In addition, we are required to make a final payment of $2,008,000, of which $1,982,000 is to be deposited in the sinking fund account, with the remaining $26,000 represents a terrorism premium.  In February 2010, we paid our seventh of the eight required remaining payments.  In March 2009, we increased our maximum allowable policy coverage from $35,000,000 to $39,000,000 in order for our Diversified Scientific Services, Inc. ("DSSI") facility to receive and process Polychlorinated Biphenyls ("PCBs") wastes. Payment for this policy increase requires a total payment of approximately $5,219,000, consisting of an upfront payment of $2,000,000 made on March 6, 2009, of which approximately $1,655,000 was deposited into a sinking fund account, with the remaining representing fee payable to Chartis.  In addition, we are required to make three yearly payments of approximately $1,073,000 payable starting December 31, 2009, of which $888,000 is be deposited into a sinking fund account, with the remaining to represent fee payable to Chartis.  In February 2010, we paid our first of the three $1,073,000 required payments.

As of December 31, 2010, our total financial coverage amount under this policy totaled $36,431,000.  We have recorded $11,560,000 in our sinking fund related to the policy noted above on the balance sheet, which includes interest earned of $847,000 on the sinking fund as of December 31, 2010.  Interest income for the twelve months ended December 31, 2010, was approximately $42,000. On the fourth and subsequent anniversaries of the contract inception, we may elect to terminate this contract. If we so elect, Chartis is obligated to pay us an amount equal to 100% of the sinking fund account balance in return for complete releases of liability from both us and any applicable regulatory agency using this policy as an instrument to comply with financial assurance requirements.

In August 2007, we entered into a second finite risk insurance policy for our PFNWR facility with Chartis.  The policy provides an initial $7,800,000 of financial assurance coverage with annual growth rate of 1.5%, which at the end of the four year term policy, will provide maximum coverage of $8,200,000.  We will have the option to renew this policy at the end of the four year term. The policy requires total payments of $7,158,000, consisting of an initial payment of $1,363,000 ($1,106,000 represented premium on the policy and the remaining was deposited into a sinking fund account), two annual payments of $1,520,000 ($1,344,000 was deposited into a sinking fund and the remaining represented premium), and an additional $2,755,000 payment (paid quarterly and all deposited into a sinking fund).  We have made all of the payments.  As of December 31, 2010, we have recorded $5,864,000 in our sinking fund related to this policy on the balance sheet, which includes interest earned of $164,000 on the sinking fund as of December 31, 2010. Interest income for the twelve months ended December 31, 2010 totaled approximately $23,000.

Operating Leases
We lease certain facilities and equipment under operating leases.  Future minimum rental payments as of December 31, 2010, required under non-cancelable operating leases for our continuing operations are $490,000 in 2011, $301,000 in 2012, $246,000 in 2013, $164,000 in 2014, $154,000 in 2015, and $308,000 beyond 2015. Future minimum rental payments as of December 31, 2010, required under these leases for our discontinued operations are $230,000 in 2011, $181,000 in 2012, $61,000 in 2013, $32,000 in 2014, and $6,000 in 2015.

Total rent expense was $1,025,000, $1,076,000, and $1,028,000 for 2010, 2009, and 2008, respectively for our continuing operations. These amounts include payments on non-cancelable operating leases of approximately $653,000, $671,000, and $532,000 for 2010, 2009, and 2008, respectively. The remaining rent expense is for non-contractual monthly and daily rentals of specific use vehicles, machinery and equipment.

Total rent expense was $269,000, $394,000, and $558,000 for 2010, 2009, and 2008, respectively for our discontinued operations.  These amounts include payments on operating leases of approximately $216,000, $145,000, and $120,000, respectively.  The remaining rent expense is for non-contractual monthly and daily rentals of specific use vehicles, machinery and equipment.

NOTE 14
PROFIT SHARING PLAN

We adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the "401(k) Plan") in 1992, which is intended to comply under Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974.  All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan.  Participating employees may make annual pretax contributions to their accounts up to 100% of their compensation, up to a maximum amount as limited by law. We, at our discretion, may make matching contributions based on the employee's elective contributions. Company contributions vest over a period of five years.  We matched up to 25% of our employees' contributions.  We contributed $431,000, $85,000, and $401,000 in matching funds during 2010, 2009, and 2008, respectively.  The Company suspended its matching contribution effective March 1, 2009, in an effort to reduce costs in light of the downturn in the economic environment.  Effective January 1, 2010, the Company re-commenced this matching contribution.

NOTE 15
RELATED PARTY TRANSACTIONS

Mr. Robert L. Ferguson
Mr. Robert Ferguson was nominated to serve as a Director in connection with the closing of the acquisition by the Company of Nuvotec (n/k/a Perma-Fix Northwest, Inc. ("PFNW")) and its wholly owned subsidiary, Pacific EcoSolutions, Inc. ("PEcoS") (n/k/a Perma-Fix Northwest Richland, Inc. ("PFNWR")) in June 2007 and subsequently elected as a Director at our Annual Meeting of Shareholders held in August 2007 and each Annual Meeting of Shareholders since August 2007.  At the time of the acquisition, Mr. Ferguson was the Chairman, Chief Executive Officer, and individually or through entities controlled by him, the owner of approximately 21.29% of Nuvotec's outstanding Common Stock. See Note 9 "Long Term Debt – Promissory Note and Installment Agreement" and Note 13 "Commitments and Contingencies – Earn-Out Amount – Perma-Fix Northwest, Inc. ("PFNW") and Perma-Fix Northwest Richland, Inc. ("PFNWR") for a discussion of Mr. Ferguson's interest in the consideration paid and to be paid by us in connection with our acquisition of PFNWR and PFNWR.  Effective February 27, 2010, Mr. Ferguson resigned as a member of our Board of Directors.

Lawrence Properties LLC
During February 2006, our Board of Directors approved and we entered into a lease agreement, whereby we lease property from Lawrence Properties LLC, a company jointly owned by the president of Schreiber, Yonley and Associates, Robert Schreiber, Jr. and his spouse.  Mr. Schreiber is a member of our executive management team. The lease is for a term of five years from June 1, 2006.  We pay monthly rent expense of $10,000. In November 2010, the monthly rent expense increased by $1,250 due to expansion of the office space.  We will pay monthly rent expense of $11,250 until the expiration term of June 1, 2011, which we believe is lower than costs charged by unrelated third party landlords.  Additional rent will be assessed for any increases over the initial lease commencement year for property taxes or assessments and property and casualty insurance premiums.

Mr. David Centofanti
Mr. David Centofanti serves as our Director of Information Services.  For such services, he received total compensation in 2010 of approximately $185,000. Mr. David Centofanti is the son of our Chief Executive Officer and Chairman of our Board, Dr. Louis F. Centofanti. We believe the compensation received by Mr. Centofanti for his technical expertise which he provides to the Company is competitive and comparable to compensation we would have to pay to an unaffiliated third party with the same technical expertise.

NOTE 16
OPERATING SEGMENTS

In accordance to ASC 280, "Segment Reporting", we define an operating segment as a business activity:

●	from which we may earn revenue and incur expenses;

●	whose operating results are regularly reviewed by the Chief Executive Officer to make decisions about resources to be allocated to the segment and assess its performance; and

●	for which discrete financial information is available.

We currently have two operating segments, which are defined as each business line that we operate.  This however, excludes corporate headquarters, which does not generate revenue, and our discontinued operations, which includes all facilities within our Industrial Segment. (See Note 8 – "Discontinued Operations and Divestitures" to the "Notes to Consolidated Financial Statements").

Our operating segments are defined as follows:

The Nuclear Segment provides treatment, storage, processing and disposal of nuclear, low-level radioactive, mixed (waste containing both hazardous and non-hazardous constituents), hazardous and non-hazardous waste and on-site waste management services through our four facilities:  Perma-Fix of Florida, Inc., Diversified Scientific Services, Inc., East Tennessee Materials and Energy Corporation, and Perma-Fix of Northwest Richland, Inc.

The Engineering Segment provides environmental engineering and regulatory compliance services through Schreiber, Yonley & Associates, Inc. which includes oversight management of environmental restoration projects, air, soil, and water sampling, water and hazardous waste permitting, compliance reporting, emission reduction strategies, compliance auditing, and various compliance and training activities to industrial, education, healthcare, and service organizations, as well as, engineering and compliance support needed by our other segments.

The table below shows certain financial information of our operating segments for 2010, 2009, and 2008 (in thousands).

Segment Reporting as of and for the year ended December 31, 2010

	Nuclear Services		Engineering	Segments Total	Corporate And Other(2)		Consolidated Total
Revenue from external customers	$95,332	(3)	$2,458	$97,790	$—		$97,790
Intercompany revenues	2,962		502	3,464	-		-
Gross profit	20,408		207	20,615	-		20,615
Interest income	-		-	-	65		65
Interest expense	138		3	141	614		755
Interest expense-financing fees	3		-	3	409		412
Depreciation and amortization	4,480		28	4,508	22		4,530
Segment profit (loss)	10,891		(279)	10,612	(7,341)		3,271
Segment assets(1)	92,561		1,890	94,451	30,864	(4)	125,315
Expenditures for segment assets	1,601		19	1,620	22		1,642
Total debt	1,105		18	1,123	9,126	(5)	10,249

Segment Reporting as of and for the year ended December 31, 2009

	Nuclear Services		Engineering	Segments Total	Corporate And Other (2)		Consolidated Total
Revenue from external customers	$89,011	(3)	$3,382	$92,393	$—		$92,393
Intercompany revenues	2,349		446	2,795	-		-
Gross profit	23,594		887	24,481	-		24,481
Interest income	1		-	1	144		145
Interest expense	640		4	644	995		1,639
Interest expense-financing fees	-		-	-	283		283
Depreciation and amortization	4,246		35	4,281	40		4,321
Segment profit (loss)	14,128		423	14,551	(4,864)		9,687
Segment assets(1)	95,366		2,077	97,443	28,557	(4)	126,000
Expenditures for segment assets	1,422		3	1,425	8		1,433
Total debt	1,993		23	2,016	10,264	(5)	12,280

Segment Reporting as of and for the year ended December 31, 2008

	Nuclear Services		Engineering	Segments Total	Corporate And Other (2)		Consolidated Total
Revenue from external customers	$61,359	(3)	$3,194	$64,553	$—		$64,553
Intercompany revenues	2,915		709	3,624	-		-
Gross profit	15,080		1,007	16,087	-		16,087
Interest income	2		-	2	224		226
Interest expense	895		3	898	624		1,522
Interest expense-financing fees	-		-	-	137		137
Depreciation and amortization	4,328		32	4,360	43		4,403
Segment profit (loss)	4,973		418	5,391	(6,209)		(818)
Segment assets(1)	98,748		2,024	100,772	22,918	(4)	123,690
Expenditures for segment assets	976		61	1,037	16		1,053
Total debt	2,836		28	2,864	13,183		16,047

(1)	Segment assets have been adjusted for intercompany accounts to reflect actual assets for each segment.

(2)	Amounts reflect the activity for corporate headquarters, not included in the segment information.

(3)
The consolidated revenues within the Nuclear Segment include the CH Plateau Remediation Company ("CHPRC") revenue of $51,929,000 or 53.1%, $45,169,000 or 48.8%, and $8,120,000 or 12.6%, for 2010, 2009, and 2008, respectively, of our total consolidated revenue from continuing operations.  Our M&EC facility was awarded a subcontract by CHPRC, a general contractor to the DOE in the second quarter of 2008. Operations of this subcontract officially commenced at the DOE Hanford Site on October 1, 2008.  The consolidated revenues within the Nuclear Segment also include the Fluor Hanford revenue of $0 or 0%, $0 or 0%, and $7,974,000 or 12.3%, of total consolidated revenue for continuing operations for 2010, 2009, and 2008, respectively.  Effective October 1, 2008, CHPRC began management of waste activities previously under Fluor Hanford, DOE's general contractor prior to CHPRC.

(4)	Amount includes assets from our discontinued operations of $7,433,000, $6,352,000, and $6,854,000, as of December 31, 2010, 2009, and 2008, respectively.

(5)
Net of debt discount of ($117,000) and ($450,000) for 2010 and 2009, respectively, based on the estimated fair value at issuance of two Warrants and 200,000 shares of the Company's Common Stock issued on May 8, 2009 in connection with a $3,000,000 promissory note entered into by the Company and Mr. William Lampson and Mr. Diehl Rettig.  See "Note 9 – Long-Term Debt – Promissory Note and Installment Agreement" for additional information.

NOTE 17
QUARTERLY OPERATING RESULTS (UNAUDITED)

Unaudited quarterly operating results are summarized as follows (in thousands, except per share data):

	Three Months Ended (unaudited)
	March 31	June 30	Sept 30	Dec. 31	Total
2010
Revenues	$23,566	$25,847	$22,864	$25,513	$97,790
Gross profit	4,943	7,182	2,595	5,895	20,615
Income (loss) from continuing operations	575	2,116	(965)	1,545	3,271
Income (loss) from discontinued operations, net of taxes	63	(670)	(101)	45	(663)
Net income (loss)	638	1,446	(1,066)	1,590	2,608

Basic net income (loss) per common share:
Continuing operations	.01	.04	(.02)	.03	.06
Discontinued operations	—	(.01)	—	—	(.01)
Net income (loss) per common share	.01	.03	(.02)	.03	.05

Diluted net income (loss) per common share:
Continued operations	.01	.04	(.02)	.03	.06
Discontinued operations	—	(.01)	—	—	(.01)
Net income (loss) per common share	.01	.03	(.02)	.03	.05

2009
Revenues	$19,893	$21,736	$24,406	$26,358	$92,393
Gross profit	4,275	5,265	6,632	8,309	24,481
Income from continuing operations	195	1,134	2,368	5,990	9,687
Income (loss) from discontinued operations, net of taxes	353	(383)	254	(289)	(65)
Net income	548	751	2,622	5,701	9,622

Basic net income (loss) per common share:
Continuing operations	—	.02	.04	.11	.18
Discontinued operations	.01	(.01)	.01	(.01)	—
Net income per common share	.01	.01	.05	.10	.18

Diluted net income (loss) per common share:
Continued operations	—	.02	.04	.11	.18
Discontinued operations	.01	(.01)	.01	(.01)	—
Net income per common share	.01	.01	.05	.10	.18

Net income in the fourth quarter of 2009 included a deferred income tax benefit of approximately $2,490,000 for continuing operations.

NOTE 18
SUBSEQUENT EVENTS

Divestitures - Letters of Intents ("LOIs")
During February 2011, we entered into two separate LOIs with a hazardous waste management company to sell our PFFL and PFO operations.  One of the LOIs covers the sale of assets of PFO for approximately $2,000,000, plus assumption by the purchaser of certain liabilities.  The second LOI covers the acquisition of all outstanding stock of PFFL, for approximately $5,500,000.  The purchase price of both LOIs is subject to adjustment under certain conditions.  Both of the letters of intent are subject to numerous conditions, including, but not limited to, completion of due diligence by the buyer, negotiation and execution of definitive agreements, and approval by the Board of Directors of both companies.  For the years 2010, 2009, and 2008, these two operations had total revenue of $6,925,000, $6,578,000, and $9,625,000, respectively.  These two operations had net income of $804,000, $203,000, and $2,279,000, respectively. We are actively marketing the sale of PFSG.

Acquisition – LOI
During February 2011, the Company entered into a LOI to acquire a company which provides environmental and nuclear waste management services similar to our business ("potential company").  We believe this acquisition, if completed, would help us to leverage our on-site nuclear waste management to broader customers and markets with a more comprehensive nuclear service offering complementing our unique facilities-based treatment.  If this transaction is closed, we would pay for this potential company a combination of cash (which shall represent a majority of the purchase price) and a limited amount of our restricted common stock, together with an earn-out under certain conditions payable over a three (3) year period.  If this transaction is consummated, it would roughly double the size of our Company in terms of our 2010 revenues and net income.  The acquisition is subject to, among other things, approval by each company's Board of Directors, execution of definitive agreements, completion of due diligence, approval by the shareholders of this potential company, approval of lenders, and execution of an employment agreement with the President of the potential company.  If the transaction is completed, we intend to fund any consideration consisting of cash payments to be paid at closing from our working capital and/or borrowings under our credit facilities.

Insurance
The Company has a finite risk insurance policy with Chartis which provides financial assurance to the applicable states for our permitted facilities in the event of unforeseen closure.  This policy provides a maximum allowable coverage of $39,000,000.  As of December 31, 2010, our total financial coverage amount under this policy totaled $36,431,000.  As of December 31, 2010, the following payments remain payable on the policy:  $1,073,000 payable in December 31, 2010; $2,008,000 payable in February 2011; and $1,073,000 payable in December 2011.  In January 2011, we paid the $1,073,000 due, of which $888,000 was deposited into a sinking fund account, with the remaining represent fee paid to Chartis.  During February 2011, the closure policy was amended, subject to finalization of the closure policy modification, whereby $1,003,000 is to be paid by February 2011, of which $991,000 is to be deposited into a sinking fund, with the remaining $13,000 representing a terrorism premium; $1,073,000 is due December 2011, of which $888,000 will be deposited into the sinking fund account, with the remaining representing a fee paid to Chartis, and a final payment of $1,054,000 due February 2012, of which $991,000 is to be deposited into a sinking fund, with the remaining $63,000 representing a terrorism premium payments.  In February 2011, we paid the $1,003,000.  As result of the revision to the payment terms, the maximum allowable coverage under this closure policy was revised to $36,431,000 as of February 2011, with such maximum coverage to be increased to approximately $37,300,000 in March 2011.  The maximum allowable coverage will be increased to $39,000,000 upon upon final payment of the $1,054,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of disclosure, controls, and procedures.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer), as appropriate to allow timely decisions regarding the required disclosure. Based on their most recent assessment, which was completed as of the end of the period covered by this Annual Report on Form 10-K, we have assessed, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended).   In designing and assessing our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their stated control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the difficulty in identifying unlikely future events, and the difficulty in eliminating misconduct completely.  Based upon this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2010.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

BDO USA, LLP, an independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, and based on that audit, issued their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Perma-Fix Environmental Services, Inc.
Atlanta, Georgia

We have audited Perma-Fix Environmental Services, Inc. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, "Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Perma-Fix Environmental Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/BDO USA, LLP

Atlanta, Georgia
March 11, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS
The following table sets forth, as of the date hereof, information concerning our Directors:

NAME (1)	AGE	POSITION
Dr. Louis F. Centofanti	67	Chairman of the Board, President and Chief Executive Officer
Mr. Jon Colin	55	Director
Mr. Jack Lahav	62	Director
Honorable Joe R. Reeder	63	Director
Mr. Larry M. Shelton	57	Director
Dr. Charles E. Young	79	Director
Mr. Mark A. Zwecker	60	Director

Each director is elected to serve until the next annual meeting of stockholders.

(1) Mr. Robert L. Ferguson served as a Director of the Company since August 2007 and resigned effective February 27, 2010.

Director Qualifications
The background information below was provided by our Directors:

Dr. Louis F. Centofanti
Dr. Centofanti has served as Board Chairman since joining the Company in February 1991. Dr. Centofanti also served as Company President and Chief Executive Officer (February 1991 to September 1995) and again in March 1996 was elected Company President and Chief Executive Officer.  From 1985 until joining the Company, Dr. Centofanti served as Senior Vice President of USPCI, Inc., a large hazardous waste management company, where he was responsible for managing the treatment, reclamation and technical groups within USPCI.  In 1981 he founded PPM, Inc. (later sold to USPCI), a hazardous waste management company specializing in treating PCB contaminated oils.  From 1978 to 1981, Dr. Centofanti served as Regional Administrator of the U.S. Department of Energy for the southeastern region of the United States.  Dr. Centofanti has a Ph.D. and a M.S. in Chemistry from the University of Michigan, and a B.S. in Chemistry from Youngstown State University.

As founder of Perma-Fix, PPM, Inc., and senior executive leader at USPCI, Dr. Centofanti combines extensive business experience in the waste management industry with a drive for innovative technology which is critical for a waste management company.  In addition, his service in the government sector provides a solid foundation for the continuing growth of the Company, particularly within the Company's Nuclear Segment business.  Dr. Centofanti's mastery of all aspects of the Company and his extensive knowledge of its history, coupled with his drive for innovation and excellence, positions our Board Chairman, President and Chief Executive Officer, to optimize our role in this competitive, evolving market.

Mr. Jon Colin
Mr. Colin, a Director since December 1996, is currently President and Chief Executive Officer of LifeStar Response Corporation, a position he has held since April 2002.  LifeStar Response Corporation provides locally and regionally branded emergency and non-emergency medical transport services.  Mr. Colin served as Chief Operating Officer of LifeStar Response Corporation from October 2000 to April 2002, and as a consultant for LifeStar Response Corporation from September 1997 to October 2000.  From 1990 to 1996, Mr. Colin served as President and Chief Executive Officer of Environmental Services of America, Inc., a publicly traded environmental services company.  From July 2009 to December 2010, Mr. Colin also was a Director of Beacon Energy Corporation, a publicly traded company specializing in development of alternative energy solutions. Mr. Colin is also a Director of LifeStar Response Corporation, BAMnet Corporation, an internet access provider, and Environmental Quality Management, Inc., a full service environmental consulting, engineering, and remediation company.  Mr. Colin has a B.S. in Accounting from the University of Maryland.

As a result of his extensive experience as a director and/or an executive officer of the above-mentioned companies, Mr. Colin brings a wealth of management and financial experiences and business understanding in leading an innovative organization.  His service as a current Director of Environmental Quality Management, Inc. further augments his range of knowledge and insights on the Company's behalf.

Mr. Jack Lahav
Jack Lahav, a Director since September 2001, is a private investor, specializing in launching and growing businesses. Mr. Lahav devotes much of his time to charitable activities, serving as president as well as board member of several charities.  Previously, Mr. Lahav founded Remarkable Products Inc. and served as its president from 1980 to 1993.  Mr. Lahav co-founded Lamar Signal Processing, Inc., a digital signal processing company, was president of Advanced Technologies, Inc., a robotics company, and director of Vocaltec Communications, Ltd., a publicly-traded telecom equipment provider.  From 2001 to 2004, Mr. Lahav served as Chairman of Quigo Technologies, Inc., a private search-engine marketing company acquired by AOL in December 2007. Mr. Lahav currently serves as Chairman of Phoenix Audio Technologies, a private company that provides audio communication solutions for VoIP and other internet applications, and Doclix Inc, a privately-held internet marketing company.

Having launched a number of businesses, Mr. Lahav provides the Board with his "know how" of all aspects of developing and growing a company.  His commitment to charitable organizations provides a welcome component of a well-rounded Board.

Honorable Joe R. Reeder
Mr. Reeder, a Director since April 2003, is a shareholder and served as the Shareholder in Charge of the Mid-Atlantic Region from April 1999 to January 2008 for Greenberg Traurig LLP, one of the nation's largest law firms, with 29 offices and over 1,750 attorneys worldwide, where he continues his practice.  His clientele includes sovereign nations, international corporations, and law firms throughout the U.S.  As the 14th Undersecretary of the U.S. Army (1993-97), Mr. Reeder also served for three years as Chairman of the Panama Canal Commission's Board of Directors where he oversaw a multibillion-dollar infrastructure program.   He serves on the boards of the National Defense Industry Association (NDIA) (and chairs NDIA's Ethics Committee), the Armed Services YMCA, the USO, and many other private companies and charitable organizations, and is a frequent television commentator on legal and national security issues.   Mr. Reeder has been a Director since September 2005 for ELBIT Systems of America, LLC, a publicly traded company which provides product and system solutions focusing on defense, homeland security, and commercial aviation. Mr. Reeder also was a member of the Corporate Advisory Board for ICX Technologies, a publicly traded company specializing in development and integration of advanced sensor technologies for homeland security and commercial applications, from April 2007 to July 2008.  A graduate of West Point who served in the 82d Airborne Division following Ranger School, Mr. Reeder also has a J.D. from the University of Texas and an L.L.M. from Georgetown University.

The Honorable Joe Reeder brings extensive knowledge of complex issues facing both domestic and global companies, particularly related to our Nuclear Segment, and legal issues the Company encounters.

Mr. Larry M. Shelton
Mr. Shelton, a Director since July 2006, currently is the Chief Financial Officer of S K Hart Management, LC, an investment holding company.  He has held this position since 1999.  Mr. Shelton has over 18 years of experience as financial executive officer for several waste management companies.  He was Chief Financial Officer of Envirocare of Utah, Inc. (1995–1999), and Chief Financial Officer of USPCI, Inc. (1982–1987).  Mr. Shelton has served on the Board of Directors of Subsurface Technologies, Inc., a privately-held company specializing in providing environmentally sound innovative solutions for water well rehabilitation and development, since July 1989, and Pony Express Land Development, Inc., a privately-held land development company, since December 2005.  Mr. Shelton has a B.A. in accounting from the University of Oklahoma.

With his years of accounting experience as Chief Financial Officer for various companies, including a number of waste management companies, Mr. Shelton combines extensive knowledge and understanding of accounting principles, financial reporting requirements, evaluating and overseeing financial reporting processes and business savvy.

Dr. Charles E. Young
Dr. Charles E. Young, a Director since July 2003, was president of the University of Florida from November 1999 to January 2004 and chancellor of the University of California, Los Angeles (UCLA) for 29 years until his retirement in 1997.  He also was the President of Quarter Foundation from 2004 to November 2005.  In addition, from December 2009 to June 2010, he served as the Chief Executive Officer of the Los Angeles Museum of Contemporary Art.  Dr. Young has chaired the Association of American Universities, and served on numerous commissions, including the American Council on Education, the National Association of State Universities and Land-Grant Colleges, and the Business-Higher Education Forum.  Dr. Young has served on the Board of Directors of I-MARK, Inc., a privately held software and professional services company since 1997.  He previously served on the Board of Directors of Intel Corp. and Nicholas-Applegate Growth Equity Fund, Inc., as well as Fiberspace, Inc., a privately-held company that designs and manufacturers stabilized laser products, Student Advantage, Inc., an integrated media and commerce company, and AAFL Enterprises, a sports development company.   Dr. Young has a Ph.D. and M.A. in political science from UCLA and a B.A. from the University of California at Riverside.

Having presided over two major universities with multi-billion budgets and myriad educational foundations, and as a board member for a publicly-held multi-billion dollar corporation, Dr. Charles E. Young brings unique perspectives and extensive experience to our Board.  His savvy in the process of policy making and long-term leadership development provides a valuable component of a well-rounded Board.

Mr. Mark A. Zwecker
Mark Zwecker, a Director since the Company's inception in January 1991, assumed the position of Director of Finance in 2006 for Communications Security and Compliance Technologies, Inc., a software company developing security products for the mobile workforce, and also serves as an advisor to Plum Combustion, Inc., an engineering and manufacturing company developing high performance combustion technology.  From 1997 to 2006, Mr. Zwecker served as president of ACI Technology, LLC, an IT services provider, and from 1986 to 1998, he served as vice president of finance and administration for American Combustion, Inc., a combustion technology solution provider.  In 1983, with Dr. Centofanti, Mr. Zwecker co-founded a start-up, PPM, Inc., a hazardous waste management company.  He remained with PPM, Inc. until its acquisition in 1985 by USPCI. Mr. Zwecker has a B.S. in Industrial and Systems Engineering from the Georgia Institute of Technology and an M.B.A. from Harvard University.

With years of experience in operations and finance for various companies, including a number of waste management companies, Mr. Zwecker combines extensive knowledge of accounting principles, financial reporting rules and regulations, evaluating financial results, and overseeing financial reporting processes with an extensive background in operations for complex organizations which positions him well to serve as a member of our Audit Committee as well as a Board member.  As a Director since our inception, Mr. Zwecker's understanding of our business provides valuable insight to the Board.

BOARD LEADERSHIP STRUCTURE
Dr. Louis Centofanti, the Company's President and Chief Executive Officer, is also Board Chairman.  The Company believes such structure currently promotes the best interests of our stockholders.  Dr. Centofanti's extensive knowledge of the history of the Company, its customers, and his background in our complex and unique core Nuclear Segment, enables him to provide guidance to our Board with day to day and long-term strategic business recommendations and decisions which ultimately enhance shareholder value.

Although the Company's by-laws do not formally require the designation of a independent Lead Director when the positions of Chairman and Chief Executive Officer are held by the same person, Mr. Mark Zwecker was appointed by our Board of Directors on February 25, 2010 to serve as an independent Lead Director to enhance the Board's ability to fulfill its responsibilities independently in the best interests of the Company's stockholders.  As an independent Lead Director, Mr. Zwecker's role includes:

●	convening and chairing meetings of the non-employee directors as necessary from time to time and Board meetings in the absence of the Chairman of the Board;
●	acting as liaison between directors, committee chairs and management;
●	serving as information sources for directors and management; and
●	carrying out responsibilities as the Board may delegate from time to time.

AUDIT COMMITTEE
We have a separately designated standing Audit Committee of our Board of Directors. The members of the Audit Committee are:  Mark A. Zwecker, Jon Colin, and Larry M. Shelton.

Our Board of Directors has determined that each of our Audit Committee members is an "audit committee financial expert" as defined by Item 407(d)(5)(ii) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

BOARD INDEPENDENCE
The Board has determined that each director, other than Dr. Centofanti, is "independent" within the meaning of the applicable rules of the NASDAQ Stock Market, Inc. ("NASDAQ") on which the Company's common stock is listed.  Dr. Centofanti is not deemed to be an "independent director" because of his employment as a senior executive of the Company.  The Board also did not consider Mr. Ferguson, who resigned as a director effective February 27, 2010, to be "independent".

CORPORATE GOVERNANCE AND NOMINATING COMMITTEE
We have a separately-designated standing Corporate Governance and Nominating Committee (the "Nominating Committee").  Members of the Nominating Committee during 2010 were Dr. Charles E. Young (Chairperson), Jack Lahav, Joe Reeder, and Larry Shelton.  All members of the Corporate Governance and Nominating Committee are "independent" as that term is defined by current NASDAQ listing standards.

The Corporate Governance and Nominating Committee recommends to the Board of Directors candidates to fill vacancies on the Board, as well as the nominees for election as the Company's Directors by the stockholders at each annual meeting of stockholders.  In making such recommendation, the Nominating Committee takes into account information provided to them from the candidate, as well as the Nominating Committee's own knowledge and information obtained through inquiries to third parties to the extent the Nominating Committee deems appropriate.  Although no formal criteria are established in evaluating a candidate for board recommendation, each candidate's qualifications are reviewed to include:

●	standards of integrity, personal ethics and value, commitment, and independence of thought and judgment;
●	ability to represent the interests of the Company's shareholders;
●	ability to dedicate sufficient time, energy and attention to fulfill the requirements of the position; and
●
diversity of skills and experience with respect to accounting and finance, management and leadership, business acumen, vision and strategy, charitable causes, business operations, and industry knowledge.

The Nominating Committee does not assign specific weights to any particular criteria and no particular criterion is necessarily applicable to all perspective nominees.  The Nominating Committee does not have a formal policy for the consideration of diversity in identifying nominees for directors.  However, the Company believes that the backgrounds and qualifications of the directors, considered as a group, should provide a significant composite mix of experience, knowledge, and abilities that will allow the Board to fulfill its responsibilities.

EXECUTIVE OFFICERS

See Item 4A – "Executive Officers of the Registrant" in Part I of this report for information concerning our executive officers, as of the date hereof.

There are no family relationships between any of the directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, and the regulations promulgated thereunder require our executive officers and directors and beneficial owners of more than 10% of our Common Stock to file reports of ownership and changes of ownership of our Common Stock with the Securities and Exchange Commission, and to furnish us with copies of all such reports.  Based solely on a review of the copies of such reports furnished to us and written information provided to us, we believe that during 2010 none of our executive officers, directors, or beneficial owners of more than 10% of our Common Stock failed to timely file reports under Section 16(a).

Capital Bank–Grawe Gruppe AG ("Capital Bank") has advised us that it is a banking institution regulated by the banking regulations of Austria, which holds shares of our Common Stock as agent on behalf of numerous investors.  Capital Bank has represented that all of its investors are accredited investors under Rule 501 of Regulation D promulgated under the Act.  In addition, Capital Bank has advised us that none of its investors, individually or as a group, beneficially own more than 4.9% of our Common Stock.  Capital Bank has further informed us that its clients (and not Capital Bank) maintain full voting and dispositive power over such shares.  Consequently, Capital Bank has advised us that it believes it is not the beneficial owner, as such term is defined in Rule 13d-3 of the Exchange Act, of the shares of our Common Stock registered in the name of Capital Bank because it has neither voting nor investment power, as such terms are defined in Rule 13d-3, over such shares.  Capital Bank has informed us that it does not believe that it is required (a) to file, and has not filed, reports under Section 16(a) of the Exchange Act or (b) to file either Schedule 13D or Schedule 13G in connection with the shares of our Common Stock registered in the name of Capital Bank.

If the representations of, or information provided by Capital Bank are incorrect or Capital Bank was historically acting on behalf of its investors as a group, rather than on behalf of each investor independent of other investors, then Capital Bank and/or the investor group would have become a beneficial owner of more than 10% of our Common Stock on February 9, 1996, as a result of the acquisition of 1,100 shares of our Preferred Stock that were convertible into a maximum of 1,282,798 shares of our Common Stock.  If either Capital Bank or a group of Capital Bank's investors became a beneficial owner of more than 10% of our Common Stock on February 9, 1996, or at any time thereafter, and thereby required to file reports under Section 16(a) of the Exchange Act, then Capital Bank has failed to file a Form 3 or any Forms 4 or 5 since February 9, 1996. (See "Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter – Security Ownership of Certain Beneficial Owners" for a discussion of Capital Bank's current record ownership of our securities).

Code of Ethics
Our Code of Ethics applies to all our executive officers and is available on our website at www.perma-fix.com.  If any amendments are made to the Code of Ethics or any grants of waivers are made to any provision of the Code of Ethics to any of our executive officers, we will promptly disclose the amendment or waiver and nature of such amendment or waiver on our website.

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

The Compensation and Stock Option Committee (for purposes of this analysis, the "Compensation Committee") of the Board has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy. The Compensation Committee ensures that the total compensation paid to the named executive officers ("NEOs") is fair, reasonable and competitive.  Generally, the types of compensation and benefits provided to the NEOs are similar to those provided to other executive officers at similar sized companies and industries.

Compensation Philosophy and Objectives
The Compensation Committee bases its executive compensation program on our performance objectives.  The Compensation Committee evaluates both executive performance and compensation to ensure that we maintain our ability to attract superior employees in key positions and to remain competitive relative to the compensation paid to similarly situated executives of our peer companies.  The Compensation Committee believes executive compensation packages provided to our executives, including the NEOs, should include both cash and equity-based compensation that provide rewards for performance. The Compensation Committee bases it executive compensation program on the following philosophy:

●	Compensation should be based on the level of job responsibility, executive performance, and company performance.

●	Executive officers' pay should be more closely linked to company performance than that of other employees because the executive officers have a greater ability to affect our results.

●	Compensation should be competitive with compensation offered by other companies (subject to size and revenues) that compete with us for talented individuals.

●	Compensation should reward performance.

●	Compensation should motivate executives to achieve our strategic and operational goals.

Employment Agreements; Potential Payments
The Company entered into employment agreement during May 2009 with Dr. Louis F. Centofanti, Chief Executive Officer ("CEO") (the "CEO Agreement") and Ben Naccarato, Chief Financial Officer ("CFO") (the "CFO Agreement") (together, the "Employment Agreements").

Pursuant to the Employment Agreements, (a) Dr. Centofanti was entitled to receive an annual base salary of $253,094 as the Company's CEO and President, and (b) Mr. Naccarato was entitled to receive an annual base salary of $200,000 as the Company's CFO.  The annual base salary is subject to adjustment annually.  In addition, each such executive officer is entitled to participate in the Company's benefits plans and to any performance compensation payable under the Executive Management Incentive Plan ("MIP") (see "Executive Management Incentive Plan" below) in effect for each fiscal year as adopted by the Company's Compensation Committee or Board of Directors.

The CEO Agreement and the CFO Agreement are each effective for three years, unless earlier terminated by the Company with or without "cause" (as defined below) or by the executive officer for "good reason" (as defined below) or any other reason.  If the executive officer's employment is terminated due to death, disability or for cause, the Company will pay to the executive officer or to his estate a lump sum equal to the sum of any unpaid base salary through the date of termination and any benefits due to the executive officer under any employee benefit plan, excluding any severance program or policy (the "Accrued Amounts").

"Cause" as noted above is generally defined in each of the Employment Agreements as follows:

●
the ultimate conviction (after all appeals have been decided) of the executive by a court of competent jurisdiction, or a plea of nolo contendrere or a plea of guilty by the executive, to a felony involving a moral practice or act;

●
willful or gross misconduct or gross neglect of duties by the executive, which is injurious to the Company.  Failure of the executive to perform his duties due to disability shall not be considered gross misconduct or gross neglect of duties;

●	act of fraud or embezzlement against the Company; and

●	willful breach of any material provision of the employment agreement.

"Good reason" as noted above is generally defined in each of the Employment Agreements as follow:

●
assignment to the executive of duties inconsistent with his responsibilities as they existed during the 90-day period preceding the date of the employment agreement, including status, office, title, and reporting requirement;

●
any other action by the Company which results in a reduction in (i) the compensation payable to the executive, or (ii) the executive's position, authority, duties, or other responsibilities without the executive's prior approval;

●	the relocation of the executive from his base location on the date of the employment agreement, excluding travel required in order to perform the executive's job responsibilities;

●	any purported termination by the Company of the executive's employment otherwise than as permitted by the agreement; and

●
any material breach by the Company of any provision of the employment agreement, except that an insubstantial or inadvertent breach by the Company which is promptly remedied by the Company after receipt of notice by the executive is not considered a material breach.

If the executive officer terminates his employment for "good reason" or the Company terminates the executive's employment without cause, the Company will pay the executive officer a sum equal to the total Accrued Amounts, plus one year of full base salary.  If the executive terminates his employment for a reason other than for good reason, the Company will pay to the executive the amount equal to the Accrued Amounts.

If there is a "Change in Control" (as defined below), all outstanding stock options to purchase Common Stock held by the executive officer will immediately become vested and exercisable in full.

The following table sets forth the potential (estimated) payments and benefits to which Dr. Centofanti and Mr. Naccarato would be entitled upon termination of employment or following a Change in Control of the Company, as specified under each employment agreement with the Company, assuming each circumstance described below occurred on December 31, 2010, the last day of our fiscal year.

Name and Principal Position Potential Payment/Benefit	Disability, Death, or For Cause			Termination by Executive for Good Reason or by Company Without Cause			Change in Control of the Company

Dr. Louis Centofanti
Chairman of the Board,
President and Chief Executive
Officer
Severance	$	─			$263,000		$	─
Stock Options	$	─		$	─		$	─

Ben Naccarato
Chief Financial Officer
Severance	$	─			$208,000		$	─
Stock Options		$9,000	(1)		$9,000	(1)		$20,000	(2)

(1)
Benefit is estimated based on the number of stock options vested as of December 31, 2010 that are in-the-money. Amount represents the difference between the exercise price and the closing price of our Common Stock as reported on NASDAQ on December 31, 2010.

(2)
Benefit is estimated based on the number of stock options outstanding as of December 31, 2010 that are in-the-money. Amount represents the difference between the exercise price and the closing price of our Common Stock as reported on NASDAQ on December 31, 2010.

No performance compensation under the Company's MIP would have been payable at December 31, 2010 under any of the circumstances described on the table above.  Pursuant to the 2010 MIP, if the participant's employment with the Company is voluntarily or involuntarily terminated prior to the annual payment of the MIP compensation payment period, which is on or about 90 days after year-end, or sooner, based on finalization of our financial statements for year-end, no MIP payment is payable (see "Executive Management Incentive Plan" for further discussion of the Company's 2010 MIP).

A "Change in Control" under the Employment Agreements is generally defined as:  (a) a transaction in which any person, entity, corporation, or group (as such terms are defined in Sections 13(d)(3) and 14(d)(2) of the Exchange (other than the Company, or a profit sharing, employee ownership or other employee benefit plan sponsored by the Company or any subsidiary of the Company): (i) will purchase any of the Company's voting securities (or securities convertible into such voting securities) for cash, securities or other consideration pursuant to a tender offer, or (ii) will become the "beneficial owner" (as such term is defined in Rule 13d-3 under the Exchange Act, directly or indirectly (in one transaction or a series of transactions), of securities of the Company representing 50% or more of the total voting power of the then outstanding securities of the Company ordinarily having the right to vote in the election of directors; or (b) a change, without the approval of at least two-thirds of the Board of Directors then in office, of a majority of the Company's Board of Directors; or (c) the Company's execution of an agreement for the sale of all or substantially all of the Company's assets to a purchaser which is not a subsidiary of the Company; or (d) the Company's adoption of a plan of dissolution or liquidation; or (e) the Company's closure of the facility where the executive works; or (f) the Company's execution of an agreement for a merger or consolidation or other business combination involving the Company in which the Company is not the surviving corporation, or, if immediately following such merger or consolidation or other business combination, less than fifty percent (50%) of the surviving corporation's outstanding voting stock is held by persons who are stockholders of the Company immediately prior to such merger or consolidation or other business combination; or (g) such event that is of a nature that is required to be reported in response to Item 5.01 of Form 8-K.

The amounts payable with respect to a termination (other than base salary and amounts otherwise payable under any Company employee benefit plan) are payable only if the termination constitutes a "separation from service" (as defined under Treasury Regulation Section 1.409A-1(h)).

Role of Executive Officers in Compensation Decisions
The Compensation Committee makes all compensation decisions for the NEOs and equity awards to all of our officers.  Decisions regarding the non-equity compensation of other officers are made by the Compensation Committee, based on the recommendations of CEO.

The CEO annually reviews the performance of each of the NEOs (other than the CEO whose performance is reviewed by the Compensation Committee).  Based on such reviews, the CEO presents a recommendation to the Compensation Committee, which may include salary adjustments, bonus and equity-based awards, and annual award.  The Compensation Committee considers such recommendation in light of the compensation philosophy and objectives described above and the processes described below.  Based on its analysis, the Compensation Committee exercises its discretion in accepting or modifying all such recommendations. The CEO is not present during the voting or deliberations of the Compensation Committee with respect to the CEO's compensation.

The Compensation Committee's Processes
The Compensation Committee has established certain processes designed to achieve our executive compensation objectives.  These processes include the following:

●
Company Performance Assessment.  The Compensation Committee assesses our performance in order to establish compensation ranges and, as described below, to establish specific performance measures that determine incentive compensation under the Company's Executive Management Incentive Plan.  For this purpose, the Compensation Committee considers numerous measures of performance of both us and industries with which we compete, including but not limited to revenue, net income, and unbilled receivables.

●
Individual Performance Assessment.  Because the Compensation Committee believes that an individual's performance should effect an individual's compensation, the Compensation Committee seeks to encourage and reward each NEO based on achievement of individual performance goals, in addition to overall company performance measures mentioned above. With respect to the CEO, compensation is also awarded based on qualitative measures such as maintaining the safety of our facilities as well maintaining permit compliance.  With respect to the CFO, the Compensation Committee takes into account improvements made in accounting and financial processes such as maintaining SOX and SEC compliance, improving account receivable targets, system integration, and centralization of the Company's systems.  In designing the compensation plan for the NEO, the Compensation Committee believes individual measures result in short and long term value to stockholders.  The Compensation Committee also considers input of, and the performance analysis provided by the CEO when designing the compensation plan for the other NEOs since the CEO has daily interactions with the other NEOs and is well situated to provide valuable insight regarding the contributions made by the other NEOs.  With respect to all NEOs, the Compensation Committee also exercises its judgment based on its interactions with the executive officer, such officer's contribution to our performance and other leadership achievements.

●
Peer Group Assessment.  The Compensation Committee compares our compensation program with a group of companies against which the Compensation Committee believes we compete for talented individuals (the "Peer Group").  The composition of the Peer Group is periodically reviewed and updated by the Compensation Committee.  The companies currently comprising the Peer Group are Clean Harbors, Inc., American Ecology Corporation, and EnergySolutions, Inc., each of which is a waste disposal/management company.  The Compensation Committee considers the Peer Group's executive compensation programs as a whole and the compensation of individual officers in the Peer Group, if job responsibilities are meaningfully similar.  When comparing the Peer Group's executive compensation programs to our programs, the Compensation Committee considers that the companies within this Peer Group have substantially greater revenues than our Company, as well as subjective factors with respect to each of our NEOs.  These individual subjective factors include the relative level of experience of each executive officer, the general responsibilities of each executive officer, and the relative capitalization and revenues of the Peer Group members.

The Compensation Committee believes that the Peer Group comparison assists it in attempting to structure an executive compensation program that is competitive with other companies in the industry, subject to size and revenues of companies within the Peer Group. This process was undertaken in 2009 with respect to our CEO and CFO in setting the base salary for each such officer set forth in their respective Employment Agreements.  Although our Compensation Committee makes a comparison to the Peer Group compensation, the Compensation Committee does not use the Peer Group as a benchmark for compensation of the Company's NEOs.  Instead, the Compensation Committee considers the following criteria and bases its review on the following factors when reviewing the Peer Group compensation information:

●
The Compensation Committee understands that our competitors generally have greater capital resources than we do and are larger businesses than we are; as a result, the Compensation Committee does not attempt to match the compensation packages offered by the Peer Group or to set our compensation packages at a certain percentage or other objective target level as compared to members of the Peer Group;

●	The Compensation Committee considers what compensation package is expected to enable us to compete for talented individuals given the opportunities and compensation offered by us; and

●
Our executive compensation will necessarily fall below (and sometimes significantly below) the compensation offered by members of the Peer Group due to our limited resources as compared to the resources of members of the Peer Group.

As described above, the Compensation Committee (along with our CEO) reviews the publicly available compensation disclosures of the Peer Group.  However, when making its own annual compensation decisions, the Compensation Committee currently has no policy for setting our compensation levels based on or as compared to the compensation practices of such Peer Group members.  Accordingly, the Company does not believe that benchmarking is currently material to the Company's compensation policies and decisions.

2010 Executive Compensation Components
For the fiscal year ended December 31, 2010, the principal components of compensation for executive officers were:

●	base salary;
●	performance-based incentive compensation;
●	long term incentive compensation;
●	retirement and other benefits; and
●	perquisites and other personal benefits.

Based on the Summary Compensation Table in this section, salary accounted for approximately 90.4% of the total compensation of the executive officers while non-equity incentive, option award, and other compensation accounted for approximately 9.6% of the total compensation of the executive officers.

Base Salary
The NEOs, other executive officers, and other employees of the Company receive a base salary during the fiscal year.  Base salary ranges for executive officers are determined for each executive based on his or her position and responsibility by using market data and comparisons to the Peer Group.

During its review of base salaries for executives, the Compensation Committee primarily considers:

●	market data and Peer Group comparisons;

●	internal review of the executive's compensation, both individually and relative to other officers; and

●	individual performance of the executive.

Salary levels are typically considered annually as part of the performance review process as well as upon a promotion or other change in job responsibility.  Merit based salary increases for executives are based on the Committee's assessment of the individual's performance.  Beginning in 2009, the base salary for the CEO and CFO was set forth in the Employment Agreements.  The annual base salary of the CEO and CFO is subject to adjustment annually pursuant to the Employment Agreements.

Performance-Based Incentive Compensation
The Compensation Committee has the latitude to design cash and equity-based incentive compensation programs to promote high performance and achievement of our corporate objectives by Directors and the NEOs, encourage the growth of stockholder value and enable employees to participate in our long-term growth and profitability. The Compensation Committee may grant stock options and/or performance bonuses.  In granting these awards, the Compensation Committee may establish any conditions or restrictions it deems appropriate.  In addition, the CEO has discretionary authority to grant stock options to certain high-performing executives or officers, with the approval of the Compensation Committee.

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

Executive Management Incentive Plan
During February 2010, the Compensation Committee approved individual MIPs for fiscal year 2010 for Dr. Louis F. Centofanti, our CEO, and Ben Naccarato, our CFO.  The MIPs were effective as of January 1, 2010.  The MIP provides guidelines for the calculation of annual cash incentive based compensation, subject to Compensation Committee oversight and modification.  Each MIP awards cash compensation based on achievement of performance thresholds, with the amount of such compensation established as a percentage of base salary.  The potential target performance compensation ranged from 50% to 87% or $131,609 to $230,316 of the 2010 base salary for the CEO and 25% to 44% or $52,000 to $91,000 of the 2010 base salary for the CFO.

2010 CEO performance compensation was based upon meeting corporate financial net income and revenue, health, safety, and environmental compliance objectives during fiscal year 2010.  Of the total potential performance compensation, 55% was based on net income goals, 15% on revenue goals, 15% on the number of health and safety claim incidents that occurred during fiscal year 2010, and the remaining 15% on the number of notices alleging environmental, health or safety violations under our permits or licenses that occur during the fiscal year.  The revenue and net income components were based on our board approved 2010 budget, which was $108,030,000 and $8,626,000, respectively.  The specific components of the 2010 MIP for our CEO were as follows:

CEO MIP COMPENSATION COMPONENTS
Annualized Base Pay:	$263,218
Performance Incentive Compensation Target (at 100% of Plan):	$131,609
Total Annual Target Compensation (at 100% of Plan):	$394,827

The Performance Incentive Compensation Target is based on the schedule below.

Target Objectives				Performance Target Thresholds
	Weights	85%-100%		101%-120%		121%-130%		131%-140%		141%-150%		151%-160%		161	%+
Revenue (1)	15%	$19,741		$23,690		$25,664		$27,638		$29,612		$31,586		$34,547
Net Income (2)	55%	72,386		86,861		94,100		101,339		108,578		115,816		126,675
Health & Safety (3)	15%	19,741		23,690		25,664		27,638		29,612		31,586		34,547
Permit & License Violations (4)	15%	19,741		23,690		25,664		27,638		29,612		31,586		34,547
Unbilled Receivable	(5)		(5)		(5)		(5)		(5)		(5)		(5)		(5)
Potential Maximum (6)(7)	100%	131,609		157,931		171,092		184,253		197,414		210,574		230,316

1)
Revenue is defined as the total consolidated third party top line revenue as publicly reported in the Company's financial statements.  The percentage achieved is determined by comparing the actual consolidated revenue to the Board approved budgeted revenue.  The Board reserves the right to modify or change the revenue targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.

2)
Net Income is defined as the total consolidated pre-tax net income applicable to Common Stock as publicly reported in the Company's financial statements.  Net income includes all subsidiaries, corporate charges, dividends and discounted operations.  The percentage achieved is determined by comparing the actual Net Income to the Board approved budgeted Net Income.  The Board reserves the right to make adjustments to Net Income so as not to penalize the employee for actions in the current year which will contribute to Net Income in future years and it reserves the right to modify or change the Net Income targets in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.  The Board further reserves the right to adjust Net Income to reflect charges resulting from the vesting of incentive stock options.

3)
The Health and Safety Incentive target is based upon the actual number of Worker's Compensation Lost Time Accidents, as provided by the Company's Worker's Compensation carrier.  The Corporate Treasurer submits a report on a quarterly basis documenting and confirming the number of Worker's Compensation Lost Time Accidents, supported by the AIG Worker's Compensation Loss Report.  Such claims are identified on the loss report as "indemnity claims."  The following number of Worker's Compensation Lost Time Accidents and corresponding Performance Target Thresholds were established for the annual Incentive Compensation Plan calculation for 2010.

Work Comp. Claim Number	Performance Target

7	85% - 100%
6	101% - 120%
5	121% - 130%
4	131% - 140%
3	141% - 150%
2	151% - 160%
1	161% Plus

4)
Permits or License Violations incentive is earned/determined according to the scale set forth below:  An "official notice of non-compliance" is defined as an official communication from a local, state, or federal regulatory authority alleging one or more violations of an otherwise applicable environmental, health or safety requirement or permit provision, which results in a facility's implementation of corrective action(s).

Permit and License Violations	Performance Target

7	85% - 100%
6	101% - 120%
5	121% - 130%
4	131% - 140%
3	141% - 150%
2	151% - 160%
1	161% Plus

5)
Unbilled trade receivables is the amount of unbilled reported per Form 10-Q or Form 10-K combining both the long term and current portion of unbilled.  The objective for unbilled trade receivables balances older than 12/31/07 was to reduce such balances by $2,500,000, from $3,380,000 as of 12/31/09 to $880,000 by 12/31/10.

6)	No performance incentive compensation will be payable for achieving the health and safety and permit and license violation targets unless a minimum of 70% of the net income target is achieved.

7)	If criteria (Item #5) for reducing unbilled AR are not met, bonus will be reduced by 15%.

The CFO's 2010 performance compensation was based upon achievement of net income, administrative expense, financial oversight, centralization of accounting and information technology ("IT") functions objectives, as well as the Company's timely SEC filing of annual and quarterly reports and Form 8-Ks. Of the total potential performance compensation, 25% was based on achievement of net income goals, 15% on maintaining or reducing our budgeted administrative expense, 10% on the timeliness of the Company's annual, quarterly, and Form 8-K report filings with the SEC, 10% on financial oversight, 10% on compliance with the requirements of the Sarbanes-Oxley Act of 2002 ("SOX"), and 30% on accounting centralization and IT objectives.  The net income and administrative expense components were based on our board approved 2010 budget, which was $8,626,000 and $12,612,000, respectively.  The specific components of the 2010 MIP for our CFO were as follows:

CFO MIP COMPENSATION COMPONENTS
Annualized Base Pay:	$208,000
Performance Incentive Compensation Target (at 100% of Plan):	$52,000
Total Annual Target Compensation (at 100% of Plan):	$260,000

The Performance Incentive Compensation Target is based on the schedule below.

Target Objectives	Performance Target Thresholds
	Weights	100% or less		98%-99%		96%-97%		94%-95%		92%-93%		90%-91%		88%-89%

Administrative Expenses (1)	15%	$7,800		$9,360		$9,751		$10,531		$11,700		$12,480		$13,650

	Weights	85%-100%		101%-120%		121%-130%		131%-140%		141%-150%	%	151%-160%		161%+
Net Income (2)	25%	$13,000		$15,600		$16,900		$18,200		$19,500		$20,800		$22,750
Accounting (3)	10%	5,200		6,240		6,760		7,280		7,800		8,320		9,100
Account Receivable (4)	10%	5,200		6,240		6,760		7,280		7,800		8,320		9,100
SOX Compliance (5)	10%	5,200		6,240		6,760		7,280		7,800		8,320		9,100
Centralization & IT Objectives (6)	30%	15,600		18,720		20,280		21,840		23,400		24,960		27,300
Unbilled Receivable	(7)		(7)		(7)		(7)		(7)		(7)		(7)		(7)
Potential Maximum (8)	100%	52,000		62,400		67,211		72,411		78,000		83,200		91,000

1)
Administrative Expense is defined as the total consolidated administrative expenses as publicly reported in the Company's financial statements.  Administrative Expense is inclusive of all subsidiaries, and excludes marketing expenses and interest expense. The Board reserves the right to make adjustments to the Administrative Expense Targets so as not to penalize the employee for material unforeseen events outside of the employee's responsibility and it reserves the right to modify or change the Administrative Expense Targets as defined herein in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.  The Board further reserves the right to adjust the Administrative Expense Targets to reflect charges resulting from the vesting of incentive stock options.

2)
Net Income is defined as the total pre-tax net income applicable to Common Stock as publicly reported in the Company's financial statements.  Net Income includes all subsidiaries, corporate charges, dividends and discounted operations.  The percentage achieved is determined by comparing the actual Net Income to the Board approved budgeted Net Income.  The Board reserves the right to make adjustments to Net Income so as not to penalize the employee for actions in the current year which will contribute to Net Income in future years and it reserves the right to modify or change the Net Income Targets in the event of the sale or disposition of any of the assets of the Company or in the event of an acquisition.  The Board further reserves the right to adjust Net Income to reflect charges resulting from the vesting of incentive stock options.

3)	The accounting objective focuses on the timely filing of Forms 10-K, 10-Q, and 8-K and the issuance of press releases, containing complete and accurate information.

SEC Filings	Performance Target

10K – filed timely or	3%
10K – extension	1.5%
1st quarter 10Q – filed timely or	2%
1st quarter 10Q – extension	1%
2nd quarter 10Q – filed timely or	2%
2nd quarter 10Q – extension	1%
3rd quarter 10Q – filed timely or	2%
3rd quarter 10Q - extension	1%
All 8K's Filed	1%
Total Achievable	10%

4)	The Accounts Receivable objective focuses on achieving certain AR targets.

Accounts Receivable	Performance Target
25% or less of AR > than 60 days	5.0%
30% or less of AR > than 60 days	2.5%
9% or less of AR > than 120 days	5.0%
10% or less of AR > than 120 days	2.5%
Total Achievable	10.0%

Accounts Receivable is defined as outstanding accounts receivable, as shown on the Company's AR sub-ledger, collectable within the control of the financial and operational staff.

Adjustments for this objective include but are not be limited to:

i)	Accounts fully reserved when calculating Bad Debt Allowance;

ii)	Accounts that are in litigations; and

iii)	Accounts not receivable due to a legitimate operational delay. Note this will only be excluded if invoicing was appropriate despite the operational delay.

5)	The SOX compliance target is based on maintaining good internal controls and minimizing material weaknesses similar to "Permit and License" violations in the CEO Plan.

SOX Deficiencies	Performance Target

0	10%
1	9%
2	8%
3	5%
4	2%
> 4	0%

6)
Centralization and IT Objective -   Completion of the following milestones related to the planned centralization of the accounting function to the Corporate Office. Completion of each objective earns 3% with a maximum target achievable of 30%.

Accounting Centralization Objectives	Performance Target

Complete rollout of Solomon Accounting Purchase Order ("PO") System at facilities.	3.0%
Final phase of accounts payable ("AP") transition integrating PO system and centralized AP system.	3.0%
Rollout Image-link to remaining facilities (paperless filing of accounting back-up).	3.0%
Install multi-company software at Corporate Office.	3.0%
Centralize all remaining journal entries ("JEs") at Corporate Office (mostly revenue related).	3.0%
Improved forecasting model from facilities including new software if cost effective.	3.0%
Payroll Processing Improvements-Improved time management system if cost effective.	3.0%
Cost accounting initiatives to support Field Services initiative and Defense Contract Audit Agency ("DCAA") audit requirements.	3.0%
Complete and make operational PFNW waste tracking system.	3.0%
Plan for implementation of new waste tracking system at other nuclear facilities and industrial facilities if cost effective.	3.0%
System integration plan for the Southeast.	3.0%
Tele-com Consolidation	3.0%

7)
Unbilled trade receivables is the amount of unbilled reported per 10Q or 10K combining both the long term and current portion of unbilled. The objective for unbilled trade receivable balances older than 12/31/07 was to reduce such balances by $2,500,000, from $3,380,000 as of 12/31/09 to $880,000 by 12/31/10.

8)	If criteria (Item #7) for reducing unbilled AR are not met, bonus will be reduced by 15%.

Under the CFO 2010 MIP, each of the Accounting, Accounts Receivable, Sox Compliance, and Centralization & IT Objectives (each known as "Non-Net Income component") noted above is calculated as the applicable percentage achieved of the amount as set forth under the Net Income Performance Target Threshold column; therefore, each of the Non-Net Income components is payable only if the Net Income Performance Target Threshold component of at least 85% is achieved.

The minimum performance compensation under each MIP becomes payable upon achieving between 85% to 100% of corporate financial objectives, with the maximum performance compensation becoming payable upon achieving 161% of such objectives, except the CFO's minimum performance compensation for achieving administrative expense goals is based on maintaining the Company's administrative expense at 100% of the objective, with the maximum performance compensation payable if administrative expense is 88% of the objective.

Performance compensation is paid on or about 90 days after year-end, or sooner, based on finalization of our financial statements for year-end.  If the MIP participant's employment with the Company is voluntarily or involuntarily terminated prior to a regularly scheduled MIP compensation payment period, no MIP payment will be payable for and after such period.  The Compensation Committee retains the right to modify, change or terminate each MIP at any time and for any reason; however, the Compensation Committee has not exercised its right to modify the performance targets under the MIPs or made adjustments to how such performance targets are calculated.

The following table sets forth the MIP compensation earned by the CEO and CFO in fiscal year 2010 under each 2010 MIP.  We anticipate the MIP compensation for the CEO and CFO will be paid by March 31, 2011:

CEO MIP:

Target Objectives:	Performance Target Threshold Achieved	MIP Compensation Earned
Revenue	99%	$19,741
Net Income	50%	-
Health & Safety	151%-160%	-	(1)
Permit & License Violations	141%-150%	-	(1)
Unbilled Receivables	24%	(2,961	) (2)
Total Performance Compensation		$16,780

(1) Pursuant to the 2010 MIP, no compensation is paid for this component unless a minimum of 70% of net income target is achieved.

(2) Unbilled trade receivable balances older than 12/31/07 was not reduced by $2,500,000 from $3,380,000 as of 12/31/09 to $880,000; therefore, compensation totaling $19,741 for the four components shown above was reduced by 15%.

CFO MIP:

Target Objectives:	Performance Target Threshold Achieved	MIP Compensation Earned
Administrative	94%	$10,531
Net Income	50%	-
Accounting	100%	-	(1)
Accounts Receivable	25%	-	(1)
SOX Compliance	100%	-	(1)
Centralization & IT Objective	80%	-	(1)
Unbilled Receivables	24%	(1,580	) (2)
Total Performance Compensation		$8,951

(1) Pursuant to the 2010 MIP, no compensation is paid for this component unless a minimum of 85% of net income target is achieved.

(2) Unbilled trade receivable balances older than 12/31/07 was not reduced by $2,500,000 from $3,380,000 as of 12/31/09 to $880,000; therefore, compensation totaling $10,531 for the six components shown above was reduced by 15%.

Based on our actual results during 2010, and the various components of each MIP described above, the bonus compensation earned under the 2010 MIP for our CEO and CFO, as a percentage of base salary, was 6.4% and 4.3%, respectively.

Mr. Robert Schreiber-Schreiber, Yonley, & Associates ("SYA")-Bonus Plan
Mr. Robert Schreiber, Jr., the President of our environmental engineering and regulatory compliance consulting services firm, SYA, did not receive a performance bonus during 2010. Mr. Schreiber is eligible to be awarded a bonus based on an allocation of a portion of a bonus pool applicable only to SYA employees.  The amount of the bonus pool is equal to 40% of the net income of SYA, minus 5% of SYA's total revenues for 2010.  In 2010, the bonus pool was determined to be $0.  The Compensation Committee believes that this formula ties any bonus awarded to employees of SYA directly to SYA's performance, rewards performance, and motivates the SYA employees to achieve our operational goals (although such formula is not linked to specific targets or benchmarks).  The Board delegated to our CEO the authority to determine what portion, if any, of the SYA bonus pool is allocated to Mr. Schreiber for his performance. Our CEO considered the following factors when reviewing Mr. Schreiber's performance for the purpose of determining Mr. Schreiber's bonus compensation as a portion of the SYA bonus pool:

●	SYA's performance as a segment of our Company;

●	Effectiveness of Mr. Schreiber's leadership;

●	Mr. Schreiber's role and participation as a member of our executive management team; and

●	Our overall performance, based on a subjective analysis of our revenues and net income in the applicable business environment.

The determination of Mr. Schreiber's bonus is a subjective determination, with the maximum amount of such bonus being 100% of the SYA bonus pool.  In 2009 and 2008, Mr. Schreiber's bonus represented 40% and 40%, respectively, of the SYA bonus pool.  Accordingly, Mr. Schreiber's compensation is not based on objective metrics, but a subjective assessment of his performance, with the maximum amount of such bonus compensation defined by the Compensation Committee's formula.

Long-Term Incentive Compensation

Employee Stock Option Plan
The 2004 Stock Option Plan (the "2004 Option Plan") encourages participants to focus on long-term performance and provides an opportunity for executive officers and certain designated key employees to increase their stake in the Company. Stock options succeed by delivering value to the executive only when the value of our stock increases.  The 2004 Option Plan authorizes the grant of Non-Qualified Stock Options ("NQSO") and Incentive Stock Options ("ISOs") for the purchase of Common Stock.

The 2004 Option Plan assists the Company to:

●	enhance the link between the creation of stockholder value and long-term executive incentive compensation;

●	provide an opportunity for increased equity ownership by executives; and

●	maintain competitive levels of total compensation.

Stock option award levels are determined based on market data, vary among participants based on their positions with us and are granted generally at the Compensation Committee's regularly scheduled July or August meeting. Newly hired or promoted executive officers who are eligible to receive options are generally awarded such options at the next regularly scheduled Compensation Committee meeting following their hire or promotion date.

Options are awarded with an exercise price equal to or not less than the closing price of the Company's Common Stock on the date of the grant as reported on the NASDAQ.  In certain limited circumstances, the Compensation Committee may grant options to an executive at an exercise price in excess of the closing price of the Company's Common Stock on the grant date.

The Company did not grant any options to any of its employees, including the NEOs in 2010.  The stock options previous granted have either a ten year contractual term with one fifth yearly vesting over a five year period or a six year contractual term with one third yearly vesting over a three year period.

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

In the event of a "change of control" (as defined in the "1993 Non-Qualified Stock Option Plan" and "2004 Stock Option Plan") of the Company, each outstanding option and award granted under the plans shall immediately become exercisable in full notwithstanding the vesting or exercise provisions contained in the stock option agreement.

Accounting for Stock-Based Compensation
We account for stock-based compensation in accordance with ASC 718, "Compensation – Stock Compensation". ASC 718 establishes accounting standards for entity exchanges of equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards which requires subjective assumptions. Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the expected annual dividend yield.

We recognize stock-based compensation expense using a straight-line amortization method over the requisite period, which is the vesting period of the stock option grant. As ASC 718 requires that stock-based compensation expense be based on options that are ultimately expected to vest, our stock-based compensation expense is reduced at an estimated forfeiture rate.  Our estimated forfeiture rate is generally based on historical trends of actual forfeitures.  Forfeiture rates are evaluated, and revised as necessary.    See impact of ASC 718 on our operating results in "Note 3 – Stock-Based Compensation" to "Notes to Consolidated Financial Statements".

Retirement and Other Benefits

401(k) Plan
We adopted the Perma-Fix Environmental Services, Inc. 401(k) Plan (the "401(k) Plan") in 1992, which is intended to comply with Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974.  All full-time employees who have attained the age of 18 are eligible to participate in the 401(k) Plan.  Eligibility is immediate upon employment but enrollment is only allowed during two yearly open periods of January 1 and July 1.  Participating employees may make annual pretax contributions to their accounts up to 100% of their compensation, up to a maximum amount as limited by law. We, at our discretion, may make matching contributions based on the employee's elective contributions. Company contributions vest over a period of five years.  We have matched 25% of our employees' contributions since inception of the Plan. In 2010, the Company contributed $431,000 in matching funds, of which approximately $13,750 was for our named executive officer (See the Summary Compensation Table in this section for information about our matching contributions to the named executive officers).

Perquisites and Other Personal Benefits
The Company provides executive officers with limited perquisites and other personal benefits that the Company and the Compensation Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions.  The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to executive officers.  The executive officers are provided an auto allowance.

Mr. James Blankenhorn – Chief Operating Officer
On February 18, 2011, the Company's Board of Directors appointed Mr. James A. Blankenhorn, 46, as Chief Operating Officer of the Company.  It is anticipated that Mr. Blankenhorn will begin his employment with Perma-Fix in late May 2011. The terms of Mr. Blankenhorn's compensation, which are effective upon his beginning of employment with the Company, are as follows:

●	Base annual salary of $245,000;
●	Eligibility to participate in the Company's MIP;
●
Grant of 300,000 stock options for the purchase of up to 300,000 shares of the Company's Common Stock, with the exercise price to be the fair market value of the Company's Common Stock at the time he begins employment, subject to recommendation by the Compensation Committee and approval by the Board of Directors;

●	$25,000 sign on bonus; and
●	Car allowance of $750 per month.

Compensation Committee Report
The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.

THE COMPENSATION AND STOCK OPTION COMMITTEE
Jack Lahav, Chairman
Jon Colin
Joe Reeder
Dr. Charles E. Young

Summary Compensation
The following table summarizes the total compensation paid or earned by each of the executive officers for the fiscal years ended December 31, 2010, 2009, and 2008.

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation		All other Compensation	Total Compensation
		($)	($) (2)	($) (3)	($) (4)		($) (6)	($)

Dr. Louis Centofanti	2010	263,218	-	-	16,780	(5)	13,125	293,123
Chairman of the Board,	2009	253,094	-	-	145,575		10,217	408,886
President and Chief	2008	251,410	-	174,891	15,514		12,875	454,690
Executive Officer

Ben Naccarato (¹)	2010	207,996	-	-	8,951	(5)	13,125	230,072
Vice President and Chief	2009	196,110	-	59,475	57,963		8,492	322,040
Financial Officer	2008	176,136	25,000	46,638	-		3,875	251,649

Robert Schreiber, Jr.	2010	197,685	1,000	-	-		18,023	216,708
President of SYA	2009	191,894	69,130	-	-		8,400	269,424
	2008	184,588	88,386	29,148	-		12,676	314,798

(1)
Named as Chief Financial Officer and Secretary of the Board of Directors by the Company's Board of Directors on February 26, 2009.  Mr. Naccarato was named as Interim Chief Financial Officer and Secretary of the Board of Directors effective November 1, 2008. Mr. Naccarato served as the Vice President, Corporate Controller/Treasurer prior to being named Interim Chief Financial Officer and Secretary of the Board of Directors.

(2)
Amount earned by Mr. Naccarato for 2008 represents bonus earned as Vice President, Corporate Controller/Treasurer, prior to being named as Chief Financial Officer. The $1,000 earned by Mr. Schreiber for 2010 represents a bonus paid to him for 25 years of service with the Company.  Amounts earned by Mr. Schreiber for the other years noted represent an allocation of a portion of bonus pool applicable to SYA employees.  The portion of bonus allocated to Mr. Schreiber is approved by our Chief Executive Officer. The bonus pool for 2010 was $0.  See "Mr. Robert Schreiber-Schreiber, Yonley & Associates ("SYA")-Bonus Plan" in the "Compensation and Discussion Analysis" for further information regarding this bonus plan.  See footnotes (4) and (5) for bonus earned by the named executive officers under the Company's MIP.

(3)
This amount reflects the aggregate grant date fair value of awards computed in accordance with ASC 718, "Compensation – Stock Compensation", excluding the effect of forfeitures.  No options were granted to any employees and named executives in 2010.

(4)	Represents performance compensation earned under the Company's MIP. The MIP is described under the heading "Executive Management Incentive Plan.

(5)	Represents 2010 performance compensation earned in 2010 under the Company's MIP. Amount to be paid by first quarter of 2011.

(6)	The amount shown includes a monthly automobile allowance of $750 or the use of a company car, and where applicable, our 401(k) matching contribution.

Name	401(k) match	Auto Allowance or Company Car	Other	Total
Dr. Louis Centofanti	$4,125	$9,000	$-	$13,125
Ben Naccarato	$4,125	$9,000	$-	$13,125
Robert Schreiber, Jr.	$11,000	$7,023	$-	$18,023

The compensation plan under which the awards in the following table were made are generally described in the Compensation Discussion and Analysis in this section and include the Company's MIP, which is a non-equity incentive plan, and the Company's 2004 Stock Option Plan, which provides for grant of stock options to our employees.

Grant of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold $	Target $ (1)	Maximum $ (1)	All other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards ($)

Dr. Louis Centofanti	N/A	-	131,609	230,316	-	-	-

Ben Naccarato	N/A	-	52,000	91,000	-	-	-

Robert Schreiber, Jr.	N/A	-	-	-	-	-	-

(1)
The amounts shown in column titled "Target" reflects the minimum payment level under the Company's 2010 Executive Management Incentive Plan which is paid with the achievement of 85% to 100% of the target amount. The amount shown in column titled "Maximum" reflects the maximum payment level of reaching 161% of the target amount. These amounts are based on the individual's current salary and position.

Outstanding Equity Awards at Fiscal Year

The following table sets forth unexercised options held by NEOs as of the fiscal year-end.

Outstanding Equity Awards at December 31, 2010

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) (1) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Dr. Louis Centofanti	100,000	—		—	1.75	5/10/2011
	100,000	—		—	2.19	2/27/2013
	100,000	—		—	1.86	3/2/2012
	100,000	50,000	(2)	—	2.28	8/5/2014

Ben Naccarato	20,000	—		—	1.44	10/28/2014
	5,000	—		—	1.86	3/2/2012
	26,667	13,333	(2)	—	2.28	8/5/2014
	25,000	50,000	(3)		1.42	2/26/2015

Robert Schreiber, Jr.	50,000	—		—	1.75	5/10/2011
	50,000	—		—	2.19	2/27/2013
	25,000	—		—	1.86	3/2/2012
	16,667	8,333	(2)	—	2.28	8/5/2014

(1)
In the event of a change in control (as defined in the Option Plan) of the Company, each outstanding option and award shall immediately become exercisable in full notwithstanding the vesting or exercise provisions contained in the stock option agreement.

(2)	Incentive stock option granted on August 5, 2008 under the Company's Option Plan. The option is for a six year term and vests over a three year period, at one third increments per year.

(3)	Incentive stock option granted on February 26, 2009 under the Company's Option Plan. The option is for a six year term and vests over a three year period, at one third increments per year.

The following table sets forth the number of options exercised by the NEOs in 2010:

Option Exercises and Stock Vested

Option Awards
Name	Number of Shares Acquired on Exercises (#)		Value Realized On Exercise ($) (1)

Dr. Louis F. Centofanti	31,790	(2)	72,800

Ben Naccarato	—		—

Robert Schreiber, Jr.	—		—

(1)	Based on the difference between the closing price of our Common Stock reported on the NASDAQ on the exercise date and the exercise price of the option.

(2)
Used 38,210 shares of personally held Company Common Stock as payment for the 70,000 options exercised to purchase 70,000 shares of the Company's Common Stock at $1.25 per share, as permitted under the 1993 Non-Qualified Stock Option Plan.

Compensation of Directors
Directors who are employees receive no additional compensation for serving on the Board of Directors or its committees. In 2010, we provided the following annual compensation to directors who are not employees:

●
on the date of our 2010 Annual Meeting, each of our continuing non-employee directors was awarded options to purchase 12,000 shares of our Common Stock.   The grant date fair value of each option award received by our non-employee directors was $1.12 per share, based on the date of grant, pursuant to ASC 718, "Compensation – Stock Compensation";

●	a monthly director fee of $2,167;
●	an additional monthly fee of $1,833 to our Audit Committee Chair; and
●	a fee of $1,000 for each board meeting attendance and a $500 fee for each telephonic conference call attendance.

Each director may elect to have 65% or 100% of such fees payable in Common Stock under the 2003 Outside Director Plan, with the remaining payable in cash.

The table below summarizes the director compensation expenses recognized by the Company for the director option and stock (resulting from fees earned) awards for the year ended December 31, 2010.  The terms of the 2003 Outside Directors Plan are further described below under "2003 Outside Directors Plan".

Director Compensation

Name	Fees Earned or Paid In Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($) (1)	($) (2)	($) (3)	($)	($)	($)	($)

Mark Zwecker	19,425	48,099	13,440	—	—	—	80,964
Jon Colin	—	44,667	13,440	—	—	—	58,107
Robert L. Ferguson (4)	1,816	4,498	—	—	—	—	6,314
Jack Lahav	—	44,667	13,440	—	—	—	58,107
Joe R. Reeder	6,125	36,500	13,440	—	—	—	56,065
Charles E. Young	11,725	29,033	13,440	—	—	—	54,198
Larry M. Shelton	11,900	29,467	13,440	—	—	—	54,807

(1)
Under the 2003 Outside Directors Plan, each director elects to receive 65% or 100% of the director's fees in shares of our Common Stock.  The amounts set forth above represent the portion of the director's fees paid in cash and excludes the value of the director's fee elected to be paid in Common Stock under the 2003 Outside Director Plan, which value is included under "Stock Awards".

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

(3)
Options granted under the Company's 2003 Outside Director Plan resulting from reelection to the Board of Directors on September 29, 2010.  Options are for a 10 year period with an exercise price of $1.68 per share and are fully vested in six months from grant date.  The value of the option award for each outside director is calculated based on the fair value of the option per share ($1.12) on the date of grant times the number of options granted, which was 12,000, pursuant to ASC 718, "Compensation – Stock Compensation".

(4)	Resigned as a member of our Board of Directors effective February 27, 2010.

2003 Outside Directors Plan
We believe that it is important for our directors to have a personal interest in our success and growth and for their interests to be aligned with those of our stockholders.  Therefore, under our 2003 Outside Directors Stock Plan ("2003 Directors Plan"), each outside director is granted a 10 year option to purchase up to 30,000 shares of Common Stock on the date such director is initially elected to the Board of Directors, and receives on each reelection date an option to purchase up to another 12,000 shares of Common Stock, with the exercise price being the fair market value of the Common Stock preceding the option grant date.  No option granted under the 2003 Directors Plan is exercisable until after the expiration of six months from the date the option is granted and no option shall be exercisable after the expiration of ten years from the date the option is granted.  Options to purchase 666,000 shares of Common Stock have been granted and are outstanding under the 2003 Directors Plan, of which 594,000 were vested as of December 31, 2010.

We periodically review compensation paid to our outside directors against compensation paid by our Peer Group (see companies comprising the Peer Group in "Item 11 – Executive Compensation – The Committee's Process – Peer Group Assessment") to their outside directors to insure that our outside directors are adequately compensated.  As a member of the Board of Directors, each director elects to receive either 65% or 100% of the director's fee in shares of our Common Stock based on 75% of the fair market value of the Common Stock determined on the business day immediately preceding the date that the quarterly fee is due.  The balance of each director's fee, if any, is payable in cash.  In 2010, the fees earned by our outside directors totaled approximately $288,000.  Reimbursements of expenses for attending meetings of the Board are paid in cash at the time of the applicable Board meeting.  As a management director, Dr. Centofanti is not eligible to participate in the 2003 Directors Plan. Although Dr. Centofanti is not compensated for his services provided as a director, Dr. Centofanti is compensated for his services rendered as an officer of the Company.  See "EXECUTIVE COMPENSATION — Summary Compensation Table."

As of December 31, 2010, we have issued 795,128 shares of our Common Stock in payment of director fees since the inception of the 2003 Directors Plan.

In the event of a "change of control" (as defined in the 2003 Outside Directors Stock Plan), each outstanding stock option and stock award shall immediately become exercisable in full notwithstanding the vesting or exercise provisions contained in the stock option agreement.

Compensation Committee Interlocks and Insider Participation
During 2010, the Compensation and Stock Option Committee of our Board of Directors was composed of Jack Lahav, Jon Colin, Joe Reeder, and Dr. Charles E. Young.  None of the members of the Compensation and Stock Option Committee has been an officer or employee of the Company or has had any relationship with the Company requiring disclosure under applicable SEC regulations.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners
The table below sets forth information as to the shares of Common Stock beneficially owned as of February 25, 2011, by each person known by us to be the beneficial owners of more than 5% of any class of our voting securities.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Ownership	Percent Of Class (1)
Heartland Advisors, Inc. (2)	Common	7,935,600	14.40%
Rutabaga Capital Management (3)	Common	3,814,827	6.92%
Conus Partners, Inc. (4)	Common	3,031,869	5.50%

(1) The number of shares and the percentage of outstanding Common Stock shown as beneficially owned by a person are based upon 55,100,732 shares of Common Stock outstanding (excludes 38,210 shares held in treasury) on February 25, 2011, and the number of shares of Common Stock which such person has the right to acquire beneficial ownership of within 60 days. Beneficial ownership by our stockholders has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act.

(2) This information is based on the Schedule 13G/A, filed with the Securities and Exchange Commission ("SEC") on February 10, 2011, which provides that Heartland Advisors, Inc., an investment advisor, shares voting power over 7,533,800 of such shares and shares dispositive power over all of the shares, and no sole voting or sole dispositive power over any of the shares.  The address of Heartland Advisors, Inc. is 789 North Water Street, Suite 500, Milwaukee, WI 53202.

(3) This information is based on the Schedule 13G/A, filed with the SEC on February 3, 2011, which provides that Rutabaga Capital Management, an investment advisor, has sole voting power over 3,254,194 shares and shared voting power over 560,633 shares and sole dispositive power over all of these shares.  The address of Rutabaga Capital Management is 64 Broad Street, 3rd Floor, Boston, MA  02109.

(4) This information is based on the Schedule 13G, filed with the SEC on February 11, 2011, which provides that Conus Partner, Inc., an investment advisor, shares voting and dispositive power over such shares.  The address of Conus Partner, Inc. is 49 West 38th Street, New York, NY 10018.

Capital Bank represented to us that:
●	As of February 25, 2011, Capital Bank holds of record as a nominee for, and as an agent of, certain accredited investors, 4,720,681 shares of our Common Stock.;
●	All of the Capital Bank's investors are accredited investors;
●
None of Capital Bank's investors beneficially own more than 4.9% of our Common Stock and to its best knowledge, none of Capital Bank's investors act together as a group or otherwise act in concert for the purpose of voting on matters subject to the vote of our stockholders or for purpose of dispositive or investment of such stock;

●	Capital Bank's investors maintain full voting and dispositive power over the Common Stock beneficially owned by such investors; and
●	Capital Bank has neither voting nor investment power over the shares of Common Stock owned by Capital Bank, as agent for its investors.
●
Capital Bank believes that it is not required to file reports under Section 16(a) of the Exchange Act or to file either Schedule 13D or Schedule 13G in connection with the shares of our Common Stock registered in the name of Capital Bank.

●
Capital Bank is not the beneficial owner, as such term is defined in Rule 13d-3 of the Exchange Act, of the shares of Common Stock registered in Capital Bank's name because (a) Capital Bank holds the Common Stock as a nominee only and (b) Capital Bank has neither voting nor investment power over such shares.

Notwithstanding the previous paragraph, if Capital Bank's representations to us described above are incorrect or if Capital Bank's investors are acting as a group, then Capital Bank or a group of Capital Bank's investors could be a beneficial owner of more than 5% of our voting securities.  If Capital Bank is deemed the beneficial owner of such shares, the following table sets forth information as to the shares of voting securities that Capital Bank may be considered to beneficially own on February 25, 2011.

Name of Record Owner	Title Of Class	Amount and Nature of Ownership	Percent Of Class (1)
Capital Bank Grawe Gruppe (2)	Common	4,720,681(2)	8.57%

(1) This calculation is based upon 55,100,732 shares of Common Stock outstanding on February 25, 2011 plus the number of shares of Common Stock which Capital Bank, as agent for certain accredited investors has the right to acquire within 60 days, which is none.

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

Security Ownership of Management
The following table sets forth information as to the shares of voting securities beneficially owned as of February 25, 2011, by each of our Directors and NEOs and by all of our directors and executive officers as a group.  Beneficial ownership has been determined in accordance with the rules promulgated under Section 13(d) of the Exchange Act.  A person is deemed to be a beneficial owner of any voting securities for which that person has the right to acquire beneficial ownership within 60 days.

Name of Beneficial Owner (2)	Number of Shares of Common Stock		Percentage of Common Stock (1)
Dr. Louis F. Centofanti (3)	1,349,524	(3)	2.43%
Jon Colin (4)	278,759	(4)	*
Jack Lahav (5)	900,278	(5)	1.63%
Joe Reeder (6)	944,622	(6)	1.71%
Larry Shelton (7)	136,912	(7)	*
Dr. Charles E. Young (8)	168,770	(8)	*
Mark A. Zwecker (9)	452,555	(9)	*
Robert Schreiber, Jr. (10)	246,958	(10)	*
Ben Naccarato (11)	101,666	(11)	*
Directors and Executive Officers as a Group (9 persons)	4,580,044	(12)	8.12%

*Indicates beneficial ownership of less than one percent (1%).

(1)  See footnote (1) of the table under "Security Ownership of Certain Beneficial Owners".

(2)  The business address of each person, for the purposes hereof, is c/o Perma-Fix Environmental Services, Inc., 8302 Dunwoody Place, Suite 250, Atlanta, Georgia 30350.

(3)  These shares include (i) 635,524 shares held of record by Dr. Centofanti; (ii) options to purchase 400,000 shares, which are immediately exercisable; and (iii) 314,000 shares held by Dr. Centofanti's wife.  Dr. Centofanti has sole voting and investment power of these shares, except for the shares held by Dr. Centofanti's wife, over which Dr. Centofanti shares voting and investment power.

(4)  Mr. Colin has sole voting and investment power over these shares which include: (i) 172,759 shares held of record by Mr. Colin, and (ii) options to purchase 94,000 shares of Common Stock, which are immediately exercisable and options to purchase 12,000 shares, which are exercisable on March 29, 2011.

(5)  Mr. Lahav has sole voting and investment power over these shares which include: (i) 784,278 shares of Common Stock held of record by Mr. Lahav, and (ii) options to purchase 104,000 shares of Common Stock, which are immediately exercisable and options to purchase 12,000 shares, which are exercisable on March 29, 2011.

(6)  Mr. Reeder has sole voting and investment power over these shares which include: (i) 833,622 shares of Common Stock held of record by Mr. Reeder, and (ii) options to purchase 99,000 shares, which are immediately exercisable and options to purchase 12,000 shares, which are exercisable on March 29, 2011.

(7) Mr. Shelton has sole voting and investment power over these shares which include: (i) 58,912 shares of Common Stock held of record by Mr. Shelton, and (ii) options to purchase 66,000 shares, which are immediately exercisable and options to purchase 12,000 shares, which are exercisable on March 29, 2011.

(8)  Dr. Young has sole voting and investment power over these shares which include: (i) 54,770 shares held of record by Dr. Young; and (ii) options to purchase 102,000 shares, which are immediately exercisable and options to purchase 12,000 shares, which are exercisable on March 29, 2011.

(9) Mr. Zwecker has sole voting and investment power over these shares which include: (i) 346,555 shares of Common Stock held of record by Mr. Zwecker; and (ii) options to purchase 94,000 shares, which are immediately exercisable and options to purchase 12,000 shares, which are exercisable on March 29, 2011.

(10) Mr. Schreiber has joint voting and investment power, with his spouse, over 105,292 shares of Common Stock beneficially held and sole voting and investment power over options to purchase 141,666 shares, which are immediately exercisable.

(11) Mr. Naccarato has sole voting and investment power over these shares which include: options to purchase 76,666 shares, which are immediately exercisable and options to purchase 25,000 shares, which are exercisable on February 26, 2011.

(12)Amount includes 1,202,332 options, which are immediately exercisable to purchase 1,202,332 shares of Common Stock; and 72,000 options, which are exercisable on March 29, 2011 to purchase 72,000 shares of Common Stock.

Equity Compensation Plans
The following table sets forth information as of December 31, 2010, with respect to our equity compensation plans.

	Equity Compensation Plan
Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans Approved by stockholders	2,755,525	$2.09	1,739,871
Equity compensation plans not Approved by stockholders	—	—	—
Total	2,755,525	$2.09	1,739,871

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Related Party Transactions
Our Audit Committee Charter provides for the review of any related party transactions, other than transactions involving an employment relationship with the Company, which are reviewed by the Compensation and Stock Option Committee.  Although the Company does not have written policies for the review of related party transactions, the Audit Committee reviews transactions between the Company and its directors, executive officers, and their respective immediate family members.  In approving or rejecting a proposed transaction, the Audit Committee takes into account, among other factors it deems appropriate: (1) the extent of the related person's interest in the transaction; (2) whether the transaction is on terms generally available to an unaffiliated third-party under the same or similar circumstances; (3) the cost and benefit to the Company; (4) the impact or potential impact on a director's independence in the event the related party is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; (5) the availability of other sources for comparable products or services; (5) the terms of the transaction; and (6) the risks to the Company.  Related party transactions are reviewed at Audit Committee Meetings (which is held at least quarterly) prior to the consummation of the transaction.  With respect to a related party transaction arising between Audit Committee meetings, the Chief Financial Officer may present it to the Audit Committee Chairman, who will review and may approve the related party transaction subject to ratification by the Audit Committee at the next scheduled meeting.  Our Audit Committee shall approve only those transactions that, in light of known circumstances are not inconsistent with the Company's best interest.

Related Party Transactions
Mr. Robert L. Ferguson
On June 13, 2007, we acquired Nuvotec and Nuvotec's wholly owned subsidiary, PEcoS (n/k/a our "PFNWR" facility), pursuant to the terms of the Merger Agreement, between us, Nuvotec, PEcoS, and our wholly owned subsidiary.  At the time of the acquisition, Robert L. Ferguson was the Chairman, Chief Executive Officer, and individually or through entities controlled by him, the owner of approximately 21.29% of Nuvotec's outstanding common stock.  In connection with the acquisition, Mr. Ferguson was nominated to serve as a Director and subsequently elected as a Director at our Annual Meeting of Stockholders held in August 2007 and each Annual Meeting of Shareholders since August 2007.

As consideration for the acquisition, Mr. Ferguson received a total of $224,560 cash and 192,783 shares of Perma-Fix Common Stock in July 2007 as a former shareholder of Nuvotec who was "accredited" under the rules of Regulation D under the Act.  Mr. Ferguson is also due his share of a $2,500,000 note payable by the Company to the former shareholders of Nuvotec.  Mr. Ferguson is entitled to receive his proportionate share of 27.18% of the note payments.  Additionally, pursuant to the Merger Agreement, he is entitled to receive a portion of a certain earn-out amount payable to all former shareholders of Nuvotec (n/ka/ "PFNW") at the time of our acquisition, not to exceed $4,552,000 over a four year period ending June 30, 2011.  Earn-out amounts are payable by the Company if certain annual revenue targets are met by the Company's consolidated Nuclear Segment.  We were not required to pay any earn-out amount for the fiscal period ended June 30, 2008.  In September 2009, we paid $734,000 in earn-out amount for the fiscal period ended June 30, 2009, and in September 2010, we paid $2,322,000 in earn-out amount for the fiscal period ended June 30, 2010, of which $1,000,000 was payable in a promissory note. Mr. Ferguson, individually or through entities controlled by him, is entitled to receive 21.29% of the total earn-out amounts.

Mr. Ferguson resigned as a director of the Company effective February 27, 2010.

Lawrence Properties LLC
During February 2006, our Board of Directors approved and we entered into a lease agreement, whereby we lease property from Lawrence Properties LLC, a company jointly owned by Rober Schreiber, Jr., the president of Schreiber, Yonley and Associates, and Mr. Schreiber's spouse.  Mr. Schreiber is a member of our executive management team.  The lease is for a term of five years from June 1, 2006.  We pay monthly rent expense of $10,000.  In November 2010, the monthly rent expense increased by $1,250 due to expansion of the office space.  We will pay monthly rent expense of $11,250 until the expiration term of June 1, 2011, which we believe is lower than costs charged by unrelated third party landlords.  Additional rent will be assessed for any increases over the initial lease commencement year for property taxes or assessments and property and casualty insurance premiums.

Mr. David Centofanti
Mr. David Centofanti serves as our Director of Information Services.  For such services, he received total compensation in 2010 of approximately $185,000. Mr. David Centofanti is the son of our Chief Executive Officer and Chairman of our Board, Dr. Louis F. Centofanti.  We believe the compensation received by Mr. Centofanti for his technical expertise which he provides to the Company is competitive and comparable to compensation we would have to pay to an unaffiliated third party with the same technical expertise.

Director Independence
See "Item 10 of Part III – Directors, Executive Officers and Corporate Governance" regarding the independence of our Directors.

ITEM 14.	PRINCIPAL ACCOUNTANTS' FEES AND SERVICES

Audit Fees
The aggregate fees and expenses billed by BDO USA, LLP ("BDO") for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2010 and 2009, for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for those fiscal years, and for review of documents filed with the Securities and Exchange Commission for those fiscal years were approximately $433,000 and $537,000, respectively.  Audit fees for 2010 and 2009 include approximately $120,000 and $135,000, respectively, in fees related to the audit of internal control over financial reporting.

Audit-Related Fees
The aggregate fees and expenses billed by BDO for audit-related services for the fiscal years ended December 31, 2010 and 2009 totaled $24,000 and $40,000, respectively.  Fees for 2010 and 2009 included consulting on various accounting and reporting matters and audit of the Company's 401(K) Plan.

Tax Services
BDO was engaged to provide tax services to the Company for the fiscal year ended December 31, 2010, resulting in fees totaling approximately $53,000.  BDO was not engaged to provide tax services to the Company for fiscal year ended December 31, 2009.

The Audit Committee of the Company's Board of Directors has considered whether BDO's provision of the services described above for the fiscal years ended December 31, 2010 and 2009 is compatible with maintaining its independence.

Engagement of the Independent Auditor
The Audit Committee approves in advance all engagements with BDO and any members of the BDO Alliance network of firms to perform audit or non-audit services for us.  All services under the headings Audit Fees, Audit Related Fees, and Tax Services were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X of the Exchange Act.  The Audit Committee's pre-approval policy provides as follows:

●
The Audit Committee will review and pre-approve on an annual basis all audits, audit-related, tax and other services, along with acceptable cost levels, to be performed by BDO and any member of the BDO Alliance network of firms, and may revise the pre-approved services during the period based on later determinations. Pre-approved services typically include: Audits, quarterly reviews, regulatory filing requirements, consultation on new accounting and disclosure standards, employee benefit plan audits, reviews and reporting on management's internal controls and specified tax matters.

●	Any proposed service that is not pre-approved on the annual basis requires a specific pre-approval by the Audit Committee, including cost level approval.
●
The Audit Committee may delegate pre-approval authority to one or more of the Audit Committee members. The delegated member must report to the Audit Committee, at the next Audit Committee meeting, any pre-approval decisions made.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as a part of this report:

(a)(1)	Consolidated Financial Statements

See Item 8 for the Index to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedule

See Item 8 for the Index to Consolidated Financial Statements (which includes the Index to the Financial Statement Schedule)

(a)(3)	Exhibits

The Exhibits listed in the Exhibit Index are filed or incorporated by reference as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perma-Fix Environmental Services, Inc.

By	/s/ Dr. Louis F. Centofanti	Date	March 11, 2011
Dr. Louis F. Centofanti
Chairman of the Board
Chief Executive Officer

By	/s/ Ben Naccarato	Date	March 11, 2011
Ben Naccarato
Chief Financial Officer and
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

By	/s/ Dr. Louis F. Centofanti	Date	March 11, 2011
Dr. Louis F. Centofanti, Director

By	/s/ Jon Colin	Date	March 11, 2011
Jon Colin, Director

By	/s/ Jack Lahav	Date	March 11, 2011
Jack Lahav, Director

By	/s/ Joe R. Reeder	Date	March 11, 2011
Joe R. Reeder, Director

By	/s/ Larry M. Shelton	Date	March 11, 2011
Larry M. Shelton, Director

By	/s/ Charles E. Young	Date	March 11, 2011
Charles E. Young, Director

By	/s/ Mark A. Zwecker	Date	March 11, 2011
Mark A. Zwecker, Director

SCHEDULE II

PERMA-FIX ENVIRONMENTAL SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2010, 2009, and 2008
(Dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs, Expenses and Other	Deductions	Balance at End of Year
Year ended December 31, 2010:
Allowance for doubtful accounts-continuing operations	$226	$59	$70	$215
Allowance for doubtful accounts-discontinued opertions	$70	$75	$48	$97

Year ended December 31, 2009:
Allowance for doubtful accounts-continuing operations	$272	$343	$389	$226
Allowance for doubtful accounts-discontinued opertions	$61	$9	$-	$70

Year ended December 31, 2008:
Allowance for doubtful accounts- continuing operations	$138	$163	$29	$272
Allowance for doubtful accounts-discontinued opertions	$269	$(4)	$204	$61

EXHIBIT INDEX
Exhibit No.	Description

2.1
Agreement and Plan of Merger dated April 27, 2007, by and among Perma-Fix Environmental Services, Inc., Nuvotec USA, Inc., Pacific EcoSolutions, Inc. and PESI Transitory, Inc., which is incorporated by reference from Exhibit 2.1 to the Company's Form 8-K, filed May 3, 2007.  The Company will furnish supplementally a copy of any omitted exhibits or schedule to the Commission upon request.

2.2
First Amendment to Agreement and Plan of Merger, dated June 13, 2007, by and among Perma-Fix Environmental Services, Inc., Nuvotec USA, Inc., Pacific EcoSolutions, Inc., and PESI Transitory, Inc., which is incorporated by reference from Exhibit 2.2 to the Company's Form 8-K, filed June 19, 2007.  The Company will furnish supplementally a copy of any omitted exhibits or schedule to the Commission upon request.

3(i)	Restated Certificate of Incorporation, as amended, is incorporated by reference from Exhibit 3(i) to the Company's 2008 Form 10-K filed on March 31, 2009.
3(ii)	Bylaws of Perma-Fix Environmental Services, Inc., as amended on October 30, 2007, as incorporated by reference from Exhibit 3(ii) to the Company's Form 10-Q for the quarter ended September 30, 2007.
4.1	Specimen Common Stock Certificate as incorporated by reference from Exhibit 4.3 to the Company's Registration Statement, No. 33-51874.
4.2
Revolving Credit, Term Loan and Security Agreement, dated as of December 22, 2000 between PNC Bank, National Association (As Lender, Issuing Bank and Agent) and Perma-Fix Environmental Services, Inc. (As Borrower), along with all Schedules and Exhibits., as incorporated by reference from Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 2010 filed on August 6, 2010.

4.3	First Amendment to Loan Agreement and Consent, dated January 30, 2001, between the Company and PNC Bank, National Association.
4.4
Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement, dated as of June 10, 2002, between the Company and PNC Bank, National Association, is incorporated by reference from Exhibit 4.2 to the Company's Form 10-Q for the quarter ended June 30, 2010 filed on August 6, 2010.

4.5	Amendment No. 2 to Revolving Credit, Term Loan and Security Agreement, dated as of May 23, 2003, between the Company and PNC Bank, National Association.
4.6	Amendment No. 3 to Revolving Credit, Term Loan, and Security Agreement, dated as of October 31, 2003, between the Company and PNC Bank, National Association.
4.7	Amendment No. 4 to Revolving Credit, Term Loan, and Security Agreement, dated as of March 25, 2005, between the Company and PNC Bank, National Association.
4.8
Amendment No. 5 to Revolving Credit, Term Loan and Security Agreement, dated as of June 29, 2005, between the Company and PNC Bank, National Association, as incorporated by reference from Exhibit 4.3 to the Company's Form 10-Q for the quarter ended June 30, 2010 filed on August 6, 2010.

4.9
Letter from PNC Bank regarding intent to waive technical default on the Loan and Security Agreement with PNC Bank due to resignation of Chief Financial Officer as incorporated by reference from Exhibit 4.5 to the Company's Form 10-Q for the quarter ended June 30, 2010 filed on August 6, 2010.

4.10
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

4.13
Amendment No. 9 to Revolving Credit, Term Loan, and Security Agreement, dated as of December 18, 2007, between the Company and PNC Bank, as incorporated by reference from Exhibit 4.14 to the Company's Form 10-K for the year ended December 31, 2007.

4.14
Amendment No. 10 to Revolving Credit, Term Loan, and Security Agreement, dated as of March 26, 2008, between the Company and PNC Bank, as incorporated by reference from Exhibit 4.15 to the Company's Form 10-K for the year ended December 31, 2007.

4.15
Amendment No. 11 to Revolving Credit, Term Loan, and Security Agreement, dated as of July 25, 2008, between the Company and PNC Bank, as incorporated by reference from Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008.

4.16
Amendment No. 12 to Revolving Credit, Term Loan, and Security Agreement, dated as of July 25, 2008, between the Company and PNC Bank, as incorporated by reference to Exhibit 99.1 to the Form 8-K filed on August 8, 2008.

4.17
Amendment No. 13 to Revolving Credit, Term Loan, and Security Agreement, dated as of March 5, 2009, between the Company and PNC Bank, as incorporated by reference from Exhibit 99.1 to the Company's Form 8-K filed on March 11, 2009.

4.18
Amendment No. 14 to Revolving Credit, Term Loan, and Security Agreement, dated as of January 25, 2010, between the Company and PNC Bank, as incorporated by reference from Exhibit 99.1 to the Company's Form 8-K filed on January 28, 2010.

4.19
Rights Agreement dated as of May 2, 2008 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent, as incorporated by reference from Exhibit 4.1 to the Company's Form 8-K filed on May 8, 2008.

4.20
Letter Agreement dated September 29, 2008, between the Company and Continental Stock Transfer & Trust Company, as incorporated by reference from Exhibit 4.3 to the Company's Form 8-A/A filed on October 2, 2008.

4.21
Loan and Securities Purchase Agreement, dated May 8, 2009 between William N. Lampson, Diehl Rettig, and Perma-Fix Environmental Services, Inc. as incorporated by reference from Exhibit 4.1 to the Company Form 10-Q filed on May 11, 2009.

4.22
Promissory Note dated May 8, 2009 between William N. Lampson, Diehl Rettig, and Perma-Fix Environmental Services, Inc. as incorporated by reference from Exhibit 4.2 to the Company Form 10-Q filed on May 11, 2009.

4.23	Common Stock Purchase Warrant, dated May 8, 2009, for William N. Lampson, as incorporated by reference from Exhibit 4.3 to the Company Form 10-Q filed on May 11, 2009.
4.24	Common Stock Purchase Warrant, dated May 8, 2009, for Diehl Rettig, as incorporated by reference from Exhibit 4.4 to the Company Form 10-Q filed on May 11, 2009.
10.1	1992 Outside Directors' Stock Option Plan of the Company as incorporated by reference from Exhibit 10.4 to the Company's Registration Statement, No. 33-51874.
10.2
First Amendment to 1992 Outside Directors' Stock Option Plan as incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the quarter ended year ended June 30, 2010, filed on August 6, 2010.

10.3
Second Amendment to the Company's 1992 Outside Directors' Stock Option Plan, as incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q for the quarter ended year ended June 30, 2010, filed on August 6, 2010.

10.4	Third Amendment to the Company's 1992 Outside Directors' Stock Option Plan.
10.5	Fourth Amendment to the Company's 1992 Outside Directors' Stock Option Plan.
10.6	1993 Non-qualified Stock Option Plan as incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010.
10.7	401(K) Profit Sharing Plan and Trust of the Company as incorporated by reference from Exhibit 10.5 to the Company's Registration Statement, No. 33-51874.
10.8	2003 Outside Directors' Stock Plan of the Company.
10.9	First Amendment to 2003 Outside Directors Stock Plan, as incorporated by reference from Appendix "A" to the Company's 2008 Proxy Statement dated July 3, 2008.
10.10	2004 Stock Option Plan of the Company
10.11
Consent Decree, dated December 12, 2007, between United States of America and Perma-Fix of Dayton, Inc., as incorporated by reference from Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 2007 filed with the SEC on April 1, 2008.

10.12
Subcontract between CH2M Hill Plateau Remediation Company, Inc. ("CHPRC") and East Tennessee Materials & Energy Corporation, dated May 27, 2008., as incorporated by reference from Exhibit 10.4 to the company's Form 10-Q for the quarter ended June 30, 2010 filed on August 6, 2010.

10.13
Consent Agreement dated September 26, 2008 between Perma-Fix Northwest Richland, Inc. and the U.S. Environmental Protection Agency, as incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2008 filed on November 10, 2008.

10.14
Second Amendment to Agreement and Plan of Merger, dated November 18, 2008 by and among Perma-Fix Northwest, Inc., Perma-Fix Northwest Richland, Inc., Perma-Fix Environmental Services, Inc., and Robert L. Ferguson, an individual, and William N. Lampson, an individual, as Representatives, as incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed with the SEC on November 21, 2008.

10.15
2008 Incentive Compensation Plan for Vice President, Chief Financial Officer, effective January 1, 2008, as incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed on August 11, 2008.

10.16	2008 Incentive Compensation Plan for Chief Operating Officer, effective January 1, 2008, as incorporated by reference from Exhibit 10.2 to the Company's Form 8-K filed on August 11, 2008.
10.17	2008 Incentive Compensation Plan for Chief Executive Officer, effective January 1, 2008, as incorporated by reference from Exhibit 10.3 to the Company's Form 8-K filed on August 11, 2008.
10.18	2009 Incentive Compensation Plan for Vice President, Chief Financial Officer, effective January 1, 2009, as incorporated by reference from Exhibit 10.3 to the Company's Form 8-K filed on May 7, 2009.
10.19	2009 Incentive Compensation Plan for Chief Operating Officer, effective January 1, 2009, as incorporated by reference from Exhibit 10.2 to the Company's Form 8-K filed on May 7, 2009.
10.20	2009 Incentive Compensation Plan for Chief Executive Officer, effective January 1, 2009, as incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed on May 7, 2009.
10.21
Employment Agreement dated May 6, 2009 between Louis Centofanti, Chief Executive Officer, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 10.4 to the Company's Form 8-K filed on May 7, 2009.

10.22
Employment Agreement dated May 6, 2009 between Larry McNamara, Chief Operating Officer, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 10.5 to the Company's Form 8-K filed on May 7, 2009.

10.23
Employment Agreement dated May 6, 2009 between Ben Naccarato, Chief Financial Officer, and Perma-Fix Environmental Services, Inc., which is incorporated by reference from Exhibit 10.6 to the Company's Form 8-K filed on May 7, 2009.

10.24
Third Amendment to Agreement and Plan of Merger; Second Amendment to Paying Agent Agreement, and Termination of Escrow Agreement, dated September 29, 2009 by and among Perma-Fix Northwest, Inc. (f/k/a Nuvotec USA, Inc.); Perma-Fix Northwest Richland, Inc. (f/n/a Pacific EcoSolutions, Inc.); Perma-Fix Environmental Services, Inc.; Nuvotrust Liquidation Trust; Nuvotrust Trustee, LLC; Robert L. Ferguson, William N. Lampson; Rettig Osborne Forgette, LLP; and The Bank of New York Company, Inc., which is incorporated by reference from Exhibit 99.1 to the Company's Form 8-K filed on October 5, 2009.

10.25
2010 Incentive Compensation Plan for Vice President, Chief Financial Officer, effective January 1, 2010, as incorporated by reference from Exhibit 10.2 to the Company's Form 8-K filed on March 3, 2010.

10.26	2010 Incentive Compensation Plan for Chief Executive Officer, effective January 1, 2010, as incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed on March 3, 2010.

10.27
Earn-Out Promissory Note, dated September 28, 2010, between the Company and Nuvotrust Northwest Liquidation Trust, as incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for quarter ended September 30, 2010, filed on November 5, 2010.

10.28	2010 Stock Option Plan of the Company as incorporated by reference from "Appendix A" to the Company's 2010 Proxy Statement dated August 20, 2010.
10.29
Offer letter for position of COO dated February 18, 2011 from the Company to Mr. James A. Blankenhorn, as incorporated by reference from Exhibit 99.2 to the Company's Form 8-K, filed on February 22, 2011.

21.1	List of Subsidiaries
23.1	Consent of BDO USA, LLP
31.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Ben Naccarato, Chief Financial Officer and Chief Accounting Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification by Dr. Louis F. Centofanti, Chief Executive Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Ben Naccarato, Chief Financial Officer and Chief Accounting Officer of the Company furnished pursuant to 18 U.S.C. Section 1350.